Form 10-Q
period 1996-03-30
SUBURBAN PROPANE PARTNERS LP
filed 1996-05-14
CIK 1005210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 1996
                               --------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 16 OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ______ to ______

Commission File Number:  1-14222

                         SUBURBAN PROPANE PARTNERS, L.P.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                  22-3410353
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

240 Route 10 West, Whippany, NJ                            07981
- - --------------------------------------------------------------------------------
(Address of principal executive office)                 (Zip Code)

(201)  887-5300
- - --------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

                                    Yes X No
                                       ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 30, 1996:

Suburban Propane Partners, L.P. - 21,562,500  Common Units
                                -  7,163,750  Subordinated Units

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

Part 1 Financial Information                                                Page
                                                                            ----

       Item 1 - Financial Statements

       Suburban Propane Partners, L.P. and Subsidiaries
       ------------------------------------------------

          Condensed Consolidated Balance Sheet as of  March 30, 1996         3

          Condensed Consolidated Statement of Operations from
          March 5, 1996 through March 30, 1996                              4-5

          Condensed Consolidated Statement of Cash Flows from
          March 5, 1996 through March 30, 1996                              6-7

          Condensed Consolidated Statement of Partners' Capital
          from March 5, 1996 through March 30, 1996                          8

          Notes to Condensed Consolidated Financial Statements              9-16

       Suburban Propane division of Quantum Chemical Corporation
       ---------------------------------------------------------
       (Predecessor)
       -------------

          Condensed Consolidated Balance Sheet as of                         3
          September 30, 1995

          Condensed Consolidated Statement of
          Operations from October 1, 1995
          through March 4, 1996 and October 1, 1994
          through April 1, 1995.                                            4-5

          Condensed Consolidated Statement of
          Cash Flows from October 1, 1995
          through March 4, 1996 and October 1, 1994
          through  April 1, 1995.                                           6-7

          Notes to Condensed Consolidated Financial Statements              9-16

       Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       17-20

Part 2 Other Information

       Item 5 - Other                                                       21

       Item 6 - Exhibits and Reports on Form 8-K                            21

       Signatures                                                           22

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     SEPTEMBER 30,
                                                                      MARCH 30,           1995
                                                                        1996          (PREDECESSOR)
                                                                 ---------------    ----------------
ASSETS
Current assets:
     Cash and cash equivalents                                     $      90,594    $           136
     Accounts receivable, less allowance for
        doubtful accounts of $122 and $3,162,
        respectively                                                      60,836             41,045
     Inventories                                                          27,122             36,663
     Prepaid expenses and other current assets                             6,118              1,002
                                                                    ------------      -------------
          Total current assets                                           184,670             78,846
Property, plant and equipment, net                                       366,242            363,805
Net prepaid pension cost                                                  46,049             44,713
Goodwill and other intangible assets                                     252,325            239,909
Other assets                                                               9,281              9,186
                                                                    ------------      -------------
          Total assets                                              $    858,567      $     736,459
                                                                    ============      =============

LIABILITIES AND PARTNERS' CAPITAL/
PREDECESSOR EQUITY
Current liabilities:
     Accounts payable                                               $     32,280      $      22,298
     Due to affiliate, net                                                36,175                  -
     Accrued employment and benefit costs                                 22,774             19,975
     Accrued insurance                                                     4,460              4,470
     Customer deposits and advances                                        3,832              8,501
     Other current liabilities                                            11,809              9,097
                                                                    ------------      ------------
          Total current liabilities                                      111,330             64,341
Long-term debt                                                           425,000                  -
Postretirement benefits obligation                                        82,639             83,098
Accrued insurance                                                         16,183             18,569
Other liabilities                                                         12,017             12,216
                                                                    ------------      --------------
          Total liabilities                                              647,169            178,224
Predecessor equity                                                             -            558,235
Partners' capital:
     General partner                                                       4,228                 -
     Limited partners'                                                   207,170                 -
                                                                    ------------      -------------
          Total partners' capital/predecessor equity                     211,398            558,235
                                                                    ------------      -------------
          Total liabilities and partners' capital/
           predecessor equity                                       $    858,567      $     736,459
                                                                    =============     =============

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                       3

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit amounts)
                                   (unaudited)

                                                       December 30, 1995              December 30, 1995 December 30, 1994
                                                            through      March 5, 1996   through            through
                                                         March 4, 1996     through     March 30, 1996    April 1, 1995
                                                         (Predecessor)  March 30, 1996  (Combined)       (Predecessor)
                                                         ------------- ---------------  ----------       -------------
Revenues
     Propane                                               $181,924       $ 61,929       $ 243,853        $ 202,655
     Other                                                   11,396          4,743          16,139           15,044
                                                           --------       --------       ---------        ---------
                                                            193,320         66,672         259,992          217,699

Costs and expenses
     Cost of sales                                          107,196         36,142         143,338          110,006
     Operating                                               38,358         17,183          55,541           52,853
     Depreciation and amortization                            6,100          2,843           8,943            8,437
     Selling, general and administrative expenses             5,751          1,567           7,318            5,506
     Management fee                                             515           -                515              775
                                                          ---------       --------       ---------        ---------
                                                            157,920         57,735         215,655          177,577

Income before interest expense and income taxes              35,400          8,937          44,337           40,122
Interest expense                                               -             1,985           1,985             -
                                                          ---------       --------       ---------        ---------
Income before provision for income taxes                     35,400          6,952          42,352           40,122
Provision for income taxes                                   16,124             21          16,145           18,276
                                                          ---------       --------       ---------        ---------
          Net income                                      $  19,276       $  6,931       $  26,207        $  21,846
                                                          =========       ========       =========        =========

General partner's interest in net income                                 $     139
                                                                         ---------
Limited partners' interest in net income                                 $   6,792
                                                                         =========
Net income per Unit                                                      $    0.24
                                                                         =========
Weighted average number of Units outstanding                                28,726
                                                                         ---------



The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit amounts)
                                   (unaudited)

                                                          October 1, 1995                     October 1, 1995 October 1, 1994
                                                              through        March 5, 1996        through        through
                                                           March 4, 1996       through        March 30, 1996  April 1, 1995
                                                           (Predecessor)    March 30, 1996      (Combined)     (Predecessor)
                                                          --------------    --------------     -----------     -------------
Revenues
     Propane                                             $   352,621        $    61,929      $   414,550      $   367,555
     Other                                                    31,378              4,743           36,121           35,307
                                                         -----------        -----------      -----------      -----------
                                                             383,999             66,672          450,671          402,862

Costs and expenses
     Cost of sales                                           204,491             36,142          240,633          204,152
     Operating                                                88,990             17,183          106,173          103,054
     Depreciation and amortization                            14,816              2,843           17,659           16,954
     Selling, general and administrative expenses             12,616              1,567           14,183           11,406
     Management fee                                            1,290               -               1,290            1,550
                                                         -----------        -----------      -----------      -----------
                                                             322,203             57,735          379,938          337,116

Income before interest expense and income taxes               61,796              8,937           70,733           65,746
Interest expense, net                                           -                 1,985            1,985             -
                                                         -----------        -----------      -----------      -----------
Income before provision for income taxes                      61,796              6,952           68,748           65,746
Provision for income taxes                                    28,147                 21           28,168           29,947
                                                         -----------        -----------      -----------      -----------
          Net income                                     $    33,649        $     6,931      $    40,580     $    35,799
                                                         ===========        ===========      ============     ===========

General partner's interest in net income                                    $       139
                                                                            -----------
Limited partners' interest in net income                                    $     6,792
                                                                            ===========
Net income per Unit                                                         $      0.24
                                                                            ===========
Weighted average number of Units outstanding                                     28,726
                                                                            -----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                             December 30, 1995               December 30, 1995  December 30, 1994
                                                                  through      March 5, 1996      through          through
                                                               March 4, 1996       through    March 30, 1996    April 1, 1995
                                                               (Predecessor)   March 30, 1996   (Combined)      (Predecessor)
                                                               -------------   --------------   ----------      -------------
Cash flows from operating activities:
     Net Income                                                   $  19,276     $   6,931      $  26,207        $  21,846
     Adjustments to reconcile net income to net cash
      provided by operations:
          Depreciation                                                4,947         2,239          7,186            6,849
          Amortization                                                1,153           604          1,757            1,588
          (Gain) loss on disposal of property, plant and
            equipment                                                   (62)           (9)           (71)              16
     Changes in operating assets and liabilities, net
       of acquistions and dispositions:
          (Increase)  decrease in accounts receivable               (21,177)       36,852         15,675            3,782
          Decrease  in inventories                                    7,833         6,712         14,545           13,947
          (Increase) decrease  in prepaid expenses and
           other current assets                                        (653)       (3,242)        (3,895)             933
          Increase (decrease) in accounts payable                       337           647            984          (10,009)
          Increase  in due to affiliate                                --          41,735         41,735             --
          Increase  in accrued employment and
            benefit costs                                             4,643           496          5,139            1,025
          Increase (decrease) in other accrued liabilities              201         1,563          1,764           (2,638)
     Other noncurrent assets                                         (1,199)         (228)        (1,427)              26
     Deferred credits and other noncurrent liabilities               (1,562)          318         (1,244)          (2,199)
                                                                  ---------     ---------      ---------        ---------
               Net cash provided by operating activities             13,737        94,618        108,355           35,166
                                                                  ---------     ---------      ---------        ---------
Cash flows from investing activities:
      Capital expenditures                                           (3,388)       (2,428)        (5,816)          (6,626)
      Acquistions                                                    (9,628)       (1,947)       (11,575)            (736)
      Proceeds from sale of property, plant and
        equipment, net                                                  443           146            589            1,333
                                                                  ---------     ---------      ---------        ---------
               Net cash used for investing activities               (12,573)       (4,229)       (16,802)          (6,029)
                                                                  ---------     ---------      ---------        ---------
Cash flows from financing activities:
      Cash activity with parent, net                                 (1,078)         --           (1,078)         (28,943)
      Proceeds from debt placement                                     --         425,000        425,000             --
      Proceeds from offering-net                                       --         413,569        413,569             --
      Debt placement and credit agreement expenses                     --          (6,224)       (6,224)             --
      Cash distribution to general partner                             --        (832,345)      (832,345)            --
                                                                  ---------     ---------      ---------        ---------
               Net cash used for financing activities                (1,078)         --           (1,078)         (28,943)
                                                                  ---------     ---------      ---------        ---------
Net increase  in cash                                                    86        90,389         90,475              194
Cash and cash equivalents at beginning of period                        119           205            119               78
                                                                  ---------     ---------      ---------        ---------
Cash and cash equivalents at end of period                        $     205     $  90,594      $  90,594        $     272
                                                                  =========     =========      =========        =========


The accompanying notes are an intergral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                October 1, 1995                 October 1, 1995 October 1, 1994
                                                                    through      March 5, 1996     through        through
                                                                 March 4, 1996      through      March 30, 1996  April 1, 1995
                                                                 (Predecessor)   March 30, 1996    (Combined)    (Predecessor)
                                                                 -------------   --------------    ----------    -------------
Cash flows from operating activities:
     Net Income                                                   $  33,649       $   6,931        $  40,580        $  35,799
     Adjustments to reconcile net income to net cash
      provided by operations:
          Depreciation                                               12,033           2,239           14,272           13,787
          Amortization                                                2,783             604            3,387            3,167
          Gain on disposal of property, plant and
            equipment                                                   (85)             (9)             (94)             (61)
     Changes in operating assets and liabilities, net
       of acquistions and dispositions:
          (Increase) decrease in accounts receivable                (56,643)         36,852          (19,791)         (19,367)
          Decrease  in inventories                                    2,829           6,712            9,541           12,674
          (Increase) decrease in prepaid expenses and
           other current assets                                      (1,874)         (3,242)          (5,116)             477
          Increase (decrease) in accounts payable                     9,335             647            9,982           (3,041)
          Increase  in due to affiliate                                --            41,735           41,735              --
          Increase (decrease) in accrued employment
           and benefit costs                                          2,303             496            2,799           (5,219)
          (Decrease) increase in other accrued liabilities           (3,530)          1,563           (1,967)          (6,997)
     Other noncurrent assets                                         (1,203)           (228)          (1,431)             230
     Deferred credits and other noncurrent liabilities               (3,362)            318           (3,044)          (2,069)
                                                                  ---------       ---------        ---------        ---------
               Net cash (used for) provided by  operating
                 activities                                          (3,765)         94,618           90,853           29,380
                                                                  ---------       ---------        ---------        ---------
Cash flows from investing activities:
      Capital expenditures                                           (9,796)         (2,428)         (12,224)         (12,406)
      Acquistions                                                   (13,172)         (1,947)         (15,119)          (2,395)
      Proceeds from sale of property, plant and
         equipment, net                                               1,003             146            1,149            3,705
                                                                  ---------       ---------        ---------        ---------
               Net cash used for investing activities               (21,965)         (4,229)         (26,194)         (11,096)
                                                                  ---------       ---------        ---------        ---------
Cash flows from financing activities:
      Cash activity with parent, net                                 25,799            --             25,799          (18,310)
      Proceeds from debt placement                                     --           425,000          425,000             --
      Proceeds from offering-net                                       --           413,569          413,569             --
      Debt placement and credit agreement expenses                     --            (6,224)          (6,224)            --
      Cash distribution to general partner                             --          (832,345)        (832,345)            --
                                                                  ---------       ---------        ---------        ---------
               Net cash provided by (used for) financing
                 activities                                          25,799            --             25,799          (18,310)
                                                                  ---------       ---------        ---------        ---------
Net increase (decrease)  in cash                                         69          90,389           90,458              (26)
Cash and cash equivalents at beginning of period                        136             205              136              298
                                                                  ---------       ---------        ---------        ---------
Cash and cash equivalents at end of period                        $     205       $  90,594        $  90,594        $     272
                                                                  =========       =========        =========        =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                                             Total
                                                      Number of Units                                          General     Partners'
                                                  Common       Subordinated    Common        Subordinated      Partner      Capital
                                            ----------------------------------------------------------------------------------------
Balance at March 4, 1996                             --             --             --             --             --             --

     Contribution in connection
       with formation of the
       Partnership and issuance
       of Common Units                             21,562          7,164       $150,488       $ 49,890       $  4,089       $204,467



     Net income                                      --             --            5,101          1,691            139          6,931
                                             ---------------------------------------------------------------------------------------

Balance at March 30, 1996                          21,562          7,164       $155,589       $ 51,581       $  4,228       $211,398
                                             =======================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 30, 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


1.   PARTNERSHIP ORGANIZATION AND FORMATION
     --------------------------------------

Suburban Propane Partners, L.P. (the "Partnership") was formed on December 19, 1995 as a Delaware limited partnership. The Partnership and its subsidiary, Suburban Propane, L.P. (the "Operating Partnership"), were formed to acquire and operate the propane business and assets of the Suburban Propane Division of Quantum Chemical Corporation (the "Predecessor Company"). In addition, Suburban Sales & Service, Inc. (The "Service Company"), a subsidiary of the Operating Partnership, was formed to acquire and operate the service work and appliance and parts sales businesses of the Predecessor Company. The Partnership, the Operating Partnership and the Service Company are collectively referred to hereinafter as the "Partnership Entities". The Partnership Entities commenced operations on March 5, 1996 (the "Closing Date"), upon consummation of an initial public offering of 18,750,000 Common Units representing limited partner interests in the Partnership (the "Common Units"), the private placement of $425,000 aggregate principal amount of Senior Notes due 2011 issued by the Operating Partnership (the "Senior Notes") and the transfer of all the propane assets (excluding the net accounts receivable balance - See Note 3) of the Predecessor Company to the Operating Partnership and the Service Company. On March 25, 1996, the underwriters of the Partnership's initial public offering exercised an overallotment option to purchase an additional 2,812,500 Common Units. The Operating Partnership and Service Company are, and the Predecessor Company was, engaged in the retail and wholesale marketing of propane and related appliances and services.

Suburban Propane GP, Inc. (the "General Partner") is a wholly-owned subsidiary of Quantum Chemical Corporation ("Quantum") and serves as the general partner of the Partnership and the Operating Partnership. Both the General Partner and Quantum are indirect wholly-owned subsidiaries of Hanson PLC ("Hanson"). The General Partner holds a 1% general partner interest in the Partnership and a 1.0101% general partner interest in the Operating Partnership. In addition, the General Partner owns a 24.4% limited partner interest in the Partnership. This limited partner interest is evidenced by subordinated units representing limited partner interests in the Partnership. The General Partner has delegated to the Board of Supervisors all management powers over the business and affairs of the Partnership Entities that the General Partner possesses under applicable law.

2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     --------------------------------------------------------------------

Basis of Presentation. The condensed consolidated financial statements include the accounts of the Partnership Entities. All significant inter-company transactions and accounts have been eliminated . The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. They include all adjustments which the Partnership considers necessary for a fair statement of the results for the interim period presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the Predecessor Company financial statements contained in Amendment No. 4 to the Partnership's Form S-1 Registration Statement (Registration No. 33-80605) filed with the Commission on February 28, 1996. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Fiscal Period. The Partnership's fiscal periods end on the last Saturday of the quarter. Accordingly, the accompanying condensed consolidated results of operations for the Partnership are for the period March 5, 1996 (date at which Partnership operations commenced) to March 30, 1996.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents. The Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition. Sales of propane are recognized at the time product is shipped or delivered to the customer. Revenue from the sale of propane appliances and equipment is recognized at the time of sale or installation. Revenue from repairs and maintenance is recognized upon completion of the service.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane and a specific identification basis for appliances.

Property, Plant and Equipment. Property, plant and equipment are stated at cost. When plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in operations. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated service lives which range from three to forty years.

Accumulated depreciation at March 30, 1996 and September 30, 1995 was $71,340 and $57,067, respectively.

Intangible assets. Intangible assets are comprised of the following at March 30, 1996:

               Goodwill                                      $259,618
               Debt origination costs                           6,224
               Other, principally noncompete agreements         2,499
                                                          -----------
                                                              268,341
               Less:  Accumulated amortization                 16,016
                                                          -----------
                                                             $252,325
                                                          ===========

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired and is being amortized on a straight-line basis over forty years from the date of acquisition.

Debt origination costs represent the costs incurred in connection with the placement of the $425,000 of Senior Notes (see Note 6) which is being amortized on a straight-line basis over 15 years.

Income Taxes. As discussed in Note 1, the Partnership Entities consist of two limited partnerships, the Partnership and the Operating Partnership, and one corporate entity, the Service Company. For federal and state income tax purposes, the earnings attributed to the Partnership and Operating Partnership are included in the tax returns of the individual partners. As a result, no recognition of income tax expense has been reflected in the Partnership's consolidated financial statements relating to the earnings of the Partnership and Operating Partnership. The earnings attributed to the Service Company are subject to federal and state income taxes. Accordingly, the Partnership's consolidated financial statements reflect income tax expense related to the Service Company's earnings.

Net Income Per Unit. Net income per unit is computed by dividing net income, after deducting the General Partner's 2% interest by the weighted average number of outstanding Common Units and Subordinated Units.

Reclassifications: Certain prior period balances have been reclassified to conform with the current period presentation.

3.  DISTRIBUTIONS OF AVAILABLE CASH
    -------------------------------

The Partnership will make distributions to its partners 45 days after the end of each fiscal quarter in an aggregate amount equal to its Available Cash for such quarter. Available Cash generally means all cash on hand at the end of the fiscal quarter plus all additional cash on hand as a result of borrowings and purchases of additional limited partner units (APUs) subsequent to the end of such quarter less cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. The Partnership has not made a distribution to Unitholders for the partial fiscal quarter ended March 30, 1996. The Partnership expects to make a distribution with respect to the fiscal quarter ending June 29, 1996 to holders of record as of July 26, 1996. The minimum Quarterly Distribution and Target Distribution levels for said fiscal quarter will be increased proportionately to reflect the fact that a distribution was not made for the partial fiscal quarter ended March 30, 1996.

4.  RELATED PARTY TRANSACTIONS
    --------------------------

Pursuant to the Contribution, Conveyance and Assumption Agreement dated as of March 4, 1996, between Quantum and the Partnership (the "Contribution Agreement") Quantum retained ownership of the Predecessor Company's accounts receivable, net of allowance for doubtful accounts, as of the Closing Date. The Partnership retained from the net proceeds of the Common Unit offering cash in an amount equal to the net book value of such accounts receivable. In accordance with the Contribution Agreement, the Partnership has agreed to collect such accounts receivable on behalf of Quantum which amounted to $97,700 as of the Closing Date. As of March 30, 1996, the Operating Partnership had collected $78,000 in accounts receivable and remitted $29,400 to Quantum, resulting in a liability to Quantum of $48,600 as of March 30, 1996.

At March 30, 1996, the Partnership's consolidated balance sheet reflects a $36,200 payable due to Quantum (classified as "Due to affiliate, net") representing the $48,600 of the Predecessor Company accounts receivable balances collected but not yet remitted to Quantum as described above offset by $12,400 of amounts due from Quantum principally related to expenditures made by the Partnership on behalf of Quantum related to the Partnership formation and a closing price adjustment in accordance with the Contribution Agreement.

Pursuant to a Computer Services Agreement dated as of the Closing Date between Quantum and the Partnership, Quantum permits the Partnership to utilize Quantum's mainframe computer for the generation of customer bills, reports and information regarding the Partnership's retail sales. For the partial fiscal quarter ended March 30, 1996, the Partnership incurred expenses of $31 under the Services Agreement.

Subsequent Event. During April 1996 and through May 6, 1996, the Operating Partnership remitted $49,000 to Quantum relating to accounts receivable of the Predecessor Company collected by the Partnership on behalf of Quantum .

5. COMMITMENTS AND CONTINGENCIES
   -----------------------------

The Partnership leases certain property, plant and equipment for various periods under noncancelable leases. Rental expense under operating leases was $6,679 for the six months ended March 30, 1996.

The Partnership is involved in various legal actions which have arisen in the normal course of business including those relating to commercial transactions and product liability. It is the opinion of management, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership's financial position or future results of operations.

6.   LONG-TERM DEBT
     --------------

On the Closing Date, the Operating Partnership issued $425,000 of Senior Notes with an annual interest rate of 7.54%. The Operating Partnership's obligations under the Senior Note Agreement are unsecured and will rank on an equal and ratable basis with the Operating Partnership's obligations under the Bank Credit Facilities discussed in Note 7 below. The Senior Notes will mature June 30, 2011, and require semiannual interest payments commencing June 30, 1996. The Note Agreement requires that the principal be paid in equal annual payments of $42,500 starting June 30, 2002.

The Senior Note Agreement contains various restrictive and affirmative covenants applicable to the Operating Partnership, including (i) maintenance of certain financial tests, (ii) restrictions on the incurrence of additional indebtedness, and (iii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.

7.  BANK CREDIT FACILITIES
    ----------------------

The Bank Credit Facilities consist of a $100,000 acquisition facility ("Acquisition Facility") and a $75,000 working capital facility ("The Working Capital Facility"). The Operating Partnership's obligations under the Bank Credit Facilities are unsecured on an equal and ratable basis with the Operating Partnership's obligations under the Senior Notes. The Bank Credit Facilities will bear interest at a rate based upon either LIBOR, Chemical Bank's prime rate or the Federal Funds effective rate plus 1/2 of 1% and in each case, plus a margin. In addition, an annual fee (whether or not borrowings occur), is payable quarterly ranging from 0.125% to 0.375% based upon certain financial tests. The Credit Agreement governing the Acquisition Facility and Working Capital Facility contains covenants generally similar to those contained in the Senior Note Agreement.

The Working Capital Facility will expire on March 1, 1999. The Acquisition Facility will expire on March 1, 2003. Any loans outstanding under the Acquisition Facility after March 1, 1999 will require equal quarterly principal payments over a four year period.

8.  UNAUDITED PRO FORMA FINANCIAL INFORMATION
    -----------------------------------------

The accompanying unaudited pro forma condensed consolidated statements of operations for the three and six months ended March 30, 1996 and April 1, 1995 were derived from the historical statements of operations of the Predecessor Company for the periods October 1, 1994 through April 1, 1995 and October 1, 1995 through March 4, 1996 and the condensed consolidated statement of operations of the Partnership from March 5, 1996 through March 30, 1996. The pro forma condensed consolidated statements of operations were prepared to reflect the effects of Partnership formation as if it had been completed in its entirety as of the beginning of the periods presented. However, these statements do not purport to present the results of operations of the Partnership had the partnership formation actually been completed as of the beginning of the periods presented. In addition, the pro forma condensed consolidated statements of operations are not necessarily indicative of the results of future operations of the Partnership and should be read in conjunction with the historical condensed consolidated financial statements of the Predecessor Company and the Partnership appearing elsewhere in this Quarterly Report on Form 10-Q.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                          UNAUDITED PRO FORMA CONDENSED
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three Months Ended
                                                        March 30     April 1
                                                  ------------------------------
                                                          1996        1995
                                                          ----        ----
Revenues
     Propane                                          $ 243,853   $ 202,655
     Other                                               16,139      15,044
                                                      ---------   ---------
                                                        259,992     217,699
Costs and Expenses
     Cost of sales                                      143,338     110,006
     Operating                                           55,541      52,853
     Depreciation and amortization                        8,943       8,437
     Selling, general and administrative expenses         7,833       6,281
                                                      ---------   ---------
                                                        215,655     177,577

Income before interest expenses and income taxes         44,337      40,122
Interest expense, net                                     7,781       8,175

Income before provision for income taxes                 36,556      31,947
Provision for income taxes                                   63          63
                                                      ---------    --------
Net income                                            $  36,493    $ 31,884
                                                      =========    ========

General partner's interest in net income                   $730        $638
                                                           ----        ----
Limited partners' interest in net income                $35,763     $31,246
                                                        =======     =======
Net income per Unit                                       $1.24       $1.09
                                                          =====       =====
Weighted average number of Units outstanding             28,726      28,726
                                                         ======      ======

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                          UNAUDITED PRO FORMA CONDENSED
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Six Months Ended
                                                        March 30       April 1
                                                     ---------------------------
                                                          1996           1995
                                                          ----           ----
Revenues
     Propane                                           $ 414,550      $ 367,555
     Other                                                36,121         35,307
                                                       ---------      ---------
                                                         450,671        402,862
Costs and Expenses
     Cost of sales                                       240,633        204,152
     Operating                                           106,173        103,054
     Depreciation and amortization                        17,659         16,954
     Selling, general and administrative expenses         15,473         12,956
                                                       ---------      ---------
                                                         379,938        337,116

Income before interest expenses and income taxes          70,733         65,746
Interest expense, net                                     16,011         16,350

Income before provision for income taxes                  54,722         49,396
Provision for income taxes                                   126            126
                                                        --------      ---------
Net income                                              $ 54,596      $  49,270
                                                        ========      =========

General partner's interest in net income                  $1,092           $985
                                                          ------           ----
Limited partners' interest in net income                 $53,504        $48,285
                                                         =======        =======
Net income per Unit                                        $1.86          $1.68
                                                           =====          =====
Weighted average number of Units outstanding              28,726         28,726
                                                          ======         ======

    -----------------------------------------------------

Significant pro forma adjustments reflected in the above data include the following:

1. For the three and six month periods ended March 30, 1996 and April 1, 1995, the elimination of management fees paid by the Predecessor Company to HM Holdings, Inc.

2. For the three and six month periods ended March 30, 1996 and April 1, 1995, the addition of the estimated incremental general and administrative costs associated with the partnership operating as a publicly traded partnership.

3. For the three and six month periods ended March 30, 1996 and April 1, 1995, an adjustment to interest expense to reflect the interest expense associated with the Senior Notes and Bank Credit facilities.

4. For the three and six month periods ended March 30, 1996, and April 1, 1995, the elimination of the provision for income taxes, as income taxes will be borne by the Partners and not the Partnership, except for corporate income taxes related to the Service Company.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 30, 1996
- - ---------------------------------
COMPARED TO THREE MONTHS ENDED APRIL 1, 1995
- - --------------------------------------------


REVENUES

Revenues increased 19.4% or $42.3 million to $260.0 million for the three months ended March 30, 1996 as compared to $217.7 million for the three months ended April 1, 1995. The overall increase is primarily attributable to higher retail volumes as gallons increased 11.7% to 205.0 million gallons as compared to 183.5 million gallons for the three months ended April 1, 1995. Propane sold to residential and commercial customers increased 11.4% or 14.6 million gallons due to colder than normal temperatures in all sections of the country, except for the West. Wholesale gallons increased 17.8% or 10.6 million gallons to 70.2 million gallons compared to 59.6 million in the prior period due to the colder temperatures and higher demand resulting from low industry-wide inventory levels. Revenues also increased due to higher retail and wholesale selling prices necessitated by increased product costs.

GROSS PROFIT

Gross profit increased 8.3% or $9.0 million to $116.7 million for the three months ended March 30, 1996 compared to $107.7 million in the prior period. The increase in gross profit primarily resulted from higher retail propane volumes partially offset by lower retail margins due to product cost increases which were not fully passed on to retail customers.

OPERATING EXPENSES

Operating expenses increased 5.1% or $2.7 million to $55.6 million for the three months ended March 30, 1996 as compared to $52.9 million for the three months ended April 1, 1995. The increase in operating expenses is principally due to higher retail and wholesale volumes and the severe weather conditions on the East Coast, which resulted in higher delivery costs including payroll and vehicle operating expenses coupled with higher equipment maintenance and fuel costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses increased 33% or $1.8 million to $7.3 million for the three months ended March 30, 1996 compared to $5.5 million for the three months ended April 1, 1995. Expenses increased due to higher employee incentive costs, expenditures for employee training and new customer satisfaction programs coupled with higher general and administrative costs associated with operating as a publicly traded Partnership.

OPERATING INCOME AND EBITDA

Operating income increased 10.5% or $4.2 million to $44.3 million in the three months ended March 30, 1996 compared to $40.1 million in the prior period. EBITDA increased 9.7% or $4.7 million to $53.3 million. This increase is primarily attributable to the higher volume of retail gallons sold partially offset by lower retail margins and an increase in operating and administrative expenses. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution.


SIX MONTHS ENDED MARCH 30, 1996
- - -------------------------------
COMPARED TO SIX MONTHS ENDED APRIL 1, 1995
- - ------------------------------------------


REVENUES

Revenues increased 11.9% or $47.8 million to $450.7 million for the six months ended March 30, 1996 as compared to $402.9 million for the six months ended April 1, 1995. The overall increase is primarily attributable to higher retail volumes as gallons increased 8.5% or 28.3 million gallons to 362.6 million gallons as compared to 334.3 million gallons for the six months ended April 1, 1995. Propane sold to residential and commercial customers increased 10.0% or
22.5 million gallons due to colder than normal temperatures in all sections of the country, except for the West. Wholesale gallons increased 3.6% or 4.2 million gallons to 120.6 million gallons compared to 116.4 million gallons in the prior period due to the colder temperatures and higher demand resulting from low industry-wide inventory levels. Revenues also increased due to higher retail and wholesale selling prices necessitated by increased product costs.

GROSS PROFIT

Gross profit increased 5.7% or $11.3 million to $210.0 million for the six months ended March 30, 1996 compared to $198.7 million in the prior period. The increase in gross profit principally resulted from higher retail propane volumes partially offset by lower retail margins resulting from increased product costs which were not fully passed on to customers.

OPERATING EXPENSES

Operating expenses increased 3.0% or $3.1 million to $106.2 million for the six months ended March 30, 1996 as compared to $103.1 million for the six months ended April 1, 1995. Operating expenses increased due to higher delivery costs associated with the higher volumes, higher maintenance and fuel costs and a $0.5 million non-recurring expense related to a fire at an underground storage facility in November 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses increased 24% or $2.8 million to $14.2 million for the six months ended March 30, 1996 compared to $11.4 million for the six months ended April 1, 1995. Expenses increased due to higher employee incentive costs, expenditures for employee training, new customer satisfaction programs and higher general and administrative costs associated with operating as a publicly traded Partnership.

OPERATING INCOME AND EBITDA

Operating income increased 7.6% or $5.0 million to $70.7 million in the six months ended March 30, 1996 compared to $65.7 million in the prior period. EBITDA increased 6.9% or $5.7 million to $88.4 million. This increase is primarily attributable to the higher volume of retail gallons sold partially offset by lower retail margins and an increase in operating and general and administrative expenses. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonal nature of the propane business, cash flows from operating activities are greater during the winter and spring seasons as customers pay for propane purchased during the heating season. For the three months ended March 30, 1996, net cash provided by operating activities increased $73.2 million to $108.4 million compared to $35.2 million in the three months ended April 1, 1995. The increase was primarily attributable to an additional $60.5 million of net cash provided from accounts receivable activity including the Predecessor Company accounts receivable and subsequent collections by the Partnership of said retained receivables in excess of cash remitted to Quantum. In addition, accounts payable increased by $11.0 million reflecting an increase in the cost and volume of gallons sold.

Net cash used in investing activities was $16.8 million for the three months ended March 30, 1996 consisting of capital expenditures of $5.8 million and acquisition payments of $11.6 million, offset by proceeds from the sale of property, plant and equipment of $ .6 million. Net cash used in investing activities was $6.0 million for the three months ended April 1, 1995 consisting of capital expenditures of $6.6 million and acquisition payments of $0.7 million, offset by proceeds from the sale of property, plant and equipment of $1.3 million. The increase in cash used for acquisition activities of $10.9 million primarily results from the Partnership's business strategy to expand its operations and increase its retail market share through selective acquisitions of other propane distributors as well as through internal growth.

For the six months ended March 30, 1996, net cash provided by operating activities increased $61.5 million to $90.9 million compared to $29.4 million for six months ended April 1, 1995. The increase is primarily attributable to an increase in "Due to affiliate, net" of $41.7 million principally reflecting the collection of Predecessor Company accounts receivable on behalf of Quantum discussed above and an increase in accounts payable of $13.0 million due to an increase in the cost and volume of propane sold.

Net cash used in investing activities was $26.2 million for the six months ended March 30, 1996, reflecting $12.2 million in capital expenditures and $15.1 million of payments for acquisitions offset by net proceeds of $1.1 million from the sale of property, plant and equipment. Net cash used in investing activities was $11.0 million for the six months ended April 1, 1995, consisting of capital expenditures of $12.4 million and acquisition payments of $2.4 million, offset by proceeds from the sale of property and equipment of $3.7 million.

Prior to March 5, 1996, the Predecessor Company's cash accounts had been managed on a centralized basis by HM Holdings, Inc. ("HM Holdings"), a wholly-owned affiliate of Hanson. Accordingly, cash receipts and disbursements relating to the operations of the Predecessor Company were received or funded by HM Holdings. Net cash used by financing activities which are reflected as a decrease in division invested capital, was $1.1 million during the three months ended March 30, 1996 compared to $28.9 million in the prior period. Net cash provided by financing activities, which are reflected as a increase in division invested capital, was $25.8 million for the six months ended March 30, 1996 compared to $18.3 million of net disbursements (reduction of division invested capital) in 1995.

In March 1996, the Operating Partnership issued $425.0 million aggregate principal amount of Senior Notes with an interest rate of 7.54% for net cash proceeds of $418.8 million. Also, the Partnership, by means of an initial public offering and the exercise of an overallotment option by the underwriters, issued 21,562,500 Common Units for net cash proceeds of $413.6 million. The net proceeds of the Notes and Units issuance (which totals $832.4 million), less $5.6 million reflecting a closing price adjustment to adjust division invested capital to $623.2 million immediately prior to the Partnership formation and $97.7 million reflecting the retention of the Predecessor Company net accounts receivable by Quantum, was used to acquire the propane assets from Quantum, pay off the intercompany payables and make a special distribution to the General Partner.

The Partnership will make distributions in an amount equal to all of its Available Cash approximately 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. The first distribution is scheduled to occur on August 13, 1996 and reflect distributions for the period March 5, 1996 through June 29, 1996.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                                     PART II



ITEM 5.   OTHER INFORMATION - NONE.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

               (27) Financial Data Schedule

               (99) Press Release, dated March 28, 1996, regarding the
                    appointment of Harold R. Logan, Jr. as an elected Supervisor of the Board of Supervisors.

          (B)   Form 8-K

                    On April 27, 1996, the Partnership filed a Form 8-K reporting on Other Events relating to the Partnership's initial public offering of the Common Units and the Operating Partnership's private placement of the Senior Notes and for the purpose of filing certain Exhibits relating to said transactions.

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY
AUTHORIZED:

                                SUBURBAN PROPANE PARTNERS, L.P.



DATE:   MAY 13, 1996            BY  /s/ CHARLES T. HOEPPER
                                    ---------------------------------------
                                    CHARLES T. HOEPPER
                                    VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND
                                    CHIEF ACCOUNTING OFFICER

                                 EXHIBIT INDEX

        Exhibit No.  Description
        -----------  -----------

               (27) Financial Data Schedule

               (99) Press Release, dated March 28, 1996, regarding the
                    appointment of Harold R. Logan, Jr. as an elected Supervisor of the Board of Supervisors.