Form 10-Q
period 1996-06-29
SUBURBAN PROPANE PARTNERS LP
filed 1996-08-09
CIK 1005210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1996
                               -------------
                                       OR
[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 16 OF THE SECURITIES
               EXCHANGE ACT OF 1934

for the transition period from ______ to ______

Commission File Number:  1-14222

                         SUBURBAN PROPANE PARTNERS, L.P.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                             22-3410353
- --------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

240 Route 10 West, Whippany, NJ                       07981
- --------------------------------------------------------------------------------
(Address of principal executive office)            (Zip Code)

(201) 887-5300
- --------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 29, 1996:

Suburban Propane Partners, L.P. - 21,562,500  Common Units
                                -  7,163,750  Subordinated Units

This Report contains a total of 22 pages.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                               Index to Form 10-Q

Part 1 Financial Information                                             Page
                                                                         ----

       Item 1 - Financial Statements

       Suburban Propane Partners, L.P. and Subsidiaries
       ------------------------------------------------

          Condensed Consolidated Balance Sheet as of  June 29, 1996       3

          Condensed Consolidated Statement of Operations from
          April 1, 1996 through June 29, 1996 and March 5, 1996
          through June 29, 1996                                          4-5

          Condensed Consolidated Statement of Cash Flows from
          April 1, 1996 through June 29, 1996 and March 5, 1996
          through June 29, 1996                                          6-7

          Condensed Consolidated Statement of Partners' Capital
          from March 4, 1996 through June 29, 1996                        8

          Notes to Condensed Consolidated Financial Statements           9-16

       Suburban Propane division of Quantum Chemical Corporation
       ---------------------------------------------------------
       (Predecessor)
       -------------

          Condensed Consolidated Balance Sheet as of                      3
          September 30, 1995

          Condensed  Consolidated  Statement of Operations
          from April 1, 1995 through July 1, 1995 and
          October 1, 1995 through  March 4, 1996 and
          October 1, 1994 through July 1, 1995.                          4-5

          Condensed  Consolidated  Statement of Cash Flows
          from April 1, 1995 through July 1, 1995 and
          October 1, 1995 through March 4, 1996 and
          October 1, 1994 through July 1, 1995.                          6-7

          Notes to Condensed Consolidated Financial Statements           9-16

       Item 2 - Management's Discussion and Analysis of  Financial
                Condition and Results of Operations                     17-20
Part 2 Other Information

       Item 5 - Other                                                    21

       Item 6 - Exhibits and Reports on Form 8-K                         21

       Signatures                                                        22

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                   SEPTEMBER 30,
                                                         JUNE 29,       1995
                                                          1996      (PREDECESSOR)
                                                       -----------   -----------
ASSETS
Current assets:
     Cash and cash equivalents .....................   $    62,251   $       136
     Accounts receivable, less allowance for
        doubtful accounts of $3,162 ................        48,883        41,045
     Inventories ...................................        23,288        36,663
     Prepaid expenses and other current assets .....         7,449         1,002
                                                       -----------   -----------
          Total current assets .....................       141,871        78,846
Property, plant and equipment, net .................       364,775       363,805
Net prepaid pension cost ...........................        46,809        44,713
Goodwill and other intangible assets, net ..........       251,697       239,909
Other assets .......................................         9,271         9,186
                                                       -----------   -----------
          Total assets .............................       814,423       736,459
                                                       ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL/
PREDECESSOR EQUITY
Current liabilities:
     Accounts payable ..............................   $    24,881   $   $22,298
     Accrued employment and benefit costs ..........        22,784        19,975
     Accrued insurance .............................         4,460         4,470
     Customer deposits and advances ................         3,662         8,501
     Accrued interest ..............................        10,487             0
     Other current liabilities .....................        10,210         9,097
                                                       -----------   -----------
          Total current liabilities ................        76,484        64,341
Long-term debt .....................................       425,000             0
Postretirement benefits obligation .................        82,322        83,098
Accrued insurance ..................................        18,248        18,569
Other liabilities ..................................        11,547        12,216
                                                       -----------   -----------
          Total liabilities ........................       613,601       178,224
Predecessor equity .................................             0       558,235
Partners' capital:
     General Partner ...............................         4,016             0
     Limited Partners ..............................       196,806             0
                                                       -----------   -----------
          Total partners' capital/predecessor equity       200,822       558,235
                                                       -----------   -----------
          Total liabilities and partners' capital/
            predecessor equity .....................   $   814,423   $   736,459
                                                       ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    ( in thousands, except per unit amounts)
                                   (unaudited)

                                                        THREE MONTHS ENDED
                                                  JUNE 29, 1996   JULY 1, 1995
                                                                  (PREDECESSOR)
                                                  -------------   ------------

Revenues
     Propane ....................................   $   116,120    $   108,356
     Other ......................................        14,470         13,919
                                                    -----------    -----------
                                                        130,590        122,275


Costs and expenses
     Cost of sales ..............................        68,012         59,634
     Operating ..................................        49,561         48,859
     Depreciation and amortization ..............         8,983          8,402
     Selling, general and administrative expenses         7,296          6,782
     Management fee .............................             0            775
                                                    -----------    -----------
                                                        133,852        124,452

Loss before interest expense and income taxes ...        (3,262)        (2,177)
Interest expense, net ...........................         7,251              0
                                                    -----------    -----------
Loss before provision for income taxes ..........       (10,513)        (2,177)
Provision (benefit) for income taxes ............            63           (993)
                                                    -----------    -----------
     Net loss ...................................   $   (10,576)   $    (1,184)
                                                    ===========    ===========

General Partner's interest in net loss ..........   $      (212)
                                                    -----------
Limited Partners' interest in net loss ..........   $   (10,364)
                                                    ===========
Net loss per Unit ...............................   $     (0.36)
                                                    ===========
Weighted average number of Units outstanding ....        28,726
                                                    -----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    ( in thousands, except per unit amounts)
                                   (unaudited)

                                                   October 1, 1995                 October 1, 1995 October 1, 1994
                                                      through        March 5, 1996      through         through
                                                    March 4, 1996      through       June 29, 1996   July 1, 1995
                                                   (Predecessor)     June 29, 1996    (Combined)     (Predecessor)
                                                    -------------    -------------   -------------   -------------
Revenues
     Propane ....................................   $     352,621    $     178,049   $     530,670   $     475,911
     Other ......................................          31,378           19,213          50,591          49,226
                                                    -------------    -------------   -------------   -------------
                                                          383,999          197,262         581,261         525,137

Costs and expenses
     Cost of sales ..............................         204,491          104,154         308,645         263,786
     Operating ..................................          88,990           66,744         155,734         151,913
     Depreciation and amortization ..............          14,816           11,826          26,642          25,356
     Selling, general and administrative expenses          12,616            8,863          21,479          18,188
     Management fee .............................           1,290                0           1,290           2,325
                                                    -------------    -------------   -------------   -------------
                                                          322,203          191,587         513,790         461,568

Income before interest expense and income taxes .          61,796            5,675          67,471          63,569
Interest expense, net ...........................               0            9,236           9,236               0
                                                    -------------    -------------   -------------   -------------
Income (loss) before provision for income taxes .          61,796           (3,561)         58,235          63,569
Provision for income taxes ......................          28,147               84          28,231          28,954
                                                    -------------    -------------   -------------   -------------
     Net income (loss) ..........................   $      33,649    $      (3,645)  $      30,004   $      34,615
                                                    =============    =============   =============   =============

General Partner's interest in net loss ..........                    $         (73)
                                                                     -------------
Limited Partners' interest in net loss ..........                    $      (3,572)
                                                                     =============
Net loss per Unit ...............................                    $       (0.12)
                                                                     =============
Weighted average number of Units outstanding ....                           28,726
                                                                     -------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                   THREE MONTHS ENDED THREE MONTHS ENDED
                                                                         JUNE 29,          JULY 1,
                                                                           1996             1995
                                                                                        (PREDECESSOR)
                                                                       ------------     ------------
Cash flows from operating activities:
     Net loss .....................................................   $     (10,576)   $      (1,184)
     Adjustments to reconcile net loss to net cash
      provided by (used in) operations:
          Depreciation ............................................           7,296            6,833
          Amortization ............................................           1,687            1,569
          Gain on disposal of property, plant and
            equipment .............................................             (26)             (46)
     Changes in operating assets and liabilities, net of
       acquisitions and dispositions:
          Decrease  in accounts receivable ........................          11,953           26,591
          Decrease  in inventories ................................           3,834            2,915
          Increase in prepaid expenses and
           other current assets ...................................          (1,331)            (300)
          Decrease in accounts payable ............................          (7,399)          (1,438)
          Decrease due to affiliate ...............................         (41,735)               0
          Increase (decrease) in accrued employment
           and benefit costs ......................................              10           (2,172)
          Increase in accrued interest ............................           8,173                0
          Increase  in other accrued liabilities ..................             545            1,169
     Other noncurrent assets ......................................            (750)              64
     Deferred credits and other noncurrent liabilities ............           4,778           (2,693)
                                                                      -------------    -------------
               Net cash provided by  (used in) operating activities         (23,541)          31,308
                                                                      -------------    -------------
Cash flows from investing activities:
      Capital expenditures ........................................          (6,351)          (4,847)
      Acquisitions ................................................          (4,168)          (2,213)
      Proceeds from sale of property, plant and equipment, net ....             157            1,531
                                                                      -------------    -------------
               Net cash used in investing activities ..............         (10,362)          (5,529)
                                                                      -------------    -------------
Cash flows from financing activities:
      Cash activity with parent, net ..............................               0          (25,852)
      Proceeds from post-closing adjustment with former parent ....           5,560                0
                                                                      -------------    -------------
               Net cash provided by (used in) financing activities            5,560          (25,852)
                                                                      -------------    -------------
Net decrease  in cash and cash equivalents ........................         (28,343)             (73)
Cash and cash equivalents at beginning of period ..................          90,594              272
                                                                      -------------    -------------
Cash and cash equivalents at end of period ........................   $      62,251    $         199
                                                                      =============    =============




The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands, except per unit amounts)
                                   (unaudited)



                                                                   October 1, 1995                 October 1, 1995  October 1, 1994
                                                                       through      March 5, 1996     through         through
                                                                    March 4, 1996      through      June 29, 1996    July 1, 1995
                                                                    (Predecessor)   June 29, 1996     (Combined)     (Predecessor)
                                                                     ------------    ------------    ------------    ------------
Cash flows from operating activities:
     Net income (loss) ...........................................   $     33,649    $     (3,645)   $     30,004    $     34,615
     Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operations:
          Depreciation ...........................................         12,033           9,535          21,568          20,620
          Amortization ...........................................          2,783           2,291           5,074           4,736
          Gain on disposal of property, plant and
            equipment ............................................            (85)            (35)           (120)           (106)
     Changes in operating assets and liabilities, net of
       acquisitions and dispositions:
          Decrease (increase) in accounts receivable .............        (56,643)         48,805          (7,838)          7,224
          Decrease  in inventories ...............................          2,829          10,546          13,375          15,589
          Decrease (increase) in prepaid expenses and
           other current assets ..................................         (1,874)         (4,573)         (6,447)            177
          Increase (decrease) in accounts payable ................          9,335          (6,752)          2,583          (4,479)
          Increase (decrease) in accrued employment
           and benefit costs .....................................          2,303             506           2,809          (7,391)
          Increase in accrued interest ...........................              0          10,487          10,487               0
          Decrease in other accrued liabilities ..................         (3,530)           (206)         (3,736)         (5,828)
     Other noncurrent assets .....................................         (1,203)           (978)         (2,181)            294
     Deferred credits and other noncurrent liabilities ...........         (3,362)          5,096           1,734          (4,762)
                                                                     ------------    ------------    ------------    ------------
               Net cash provided by (used in) operating activities         (3,765)         71,077          67,312          60,689
                                                                     ------------    ------------    ------------    ------------
Cash flows from investing activities:
      Capital expenditures .......................................         (9,796)         (8,779)        (18,575)        (17,253)
      Acquisitions ...............................................        (13,172)         (6,115)        (19,287)         (4,608)
      Proceeds from sale of property, plant and equipment, net ...          1,003             303           1,306           5,235
                                                                     ------------    ------------    ------------    ------------
               Net cash used in investing activities .............        (21,965)        (14,591)        (36,556)        (16,626)
                                                                     ------------    ------------    ------------    ------------
Cash flows from financing activities:
      Cash activity with parent, net .............................         25,799               0          25,799         (44,162)
      Proceeds from post-closing adjustment with former parent ...              0           5,560           5,560               0
      Proceeds from debt placement ...............................              0         425,000         425,000               0
      Proceeds from offering .....................................              0         413,569         413,569               0
      Debt placement and credit agreement expenses ...............              0          (6,224)         (6,224)              0
      Cash distribution to general partner .......................              0        (832,345)       (832,345)              0
                                                                     ------------    ------------    ------------    ------------
               Net cash provided by (used in) financing activities         25,799           5,560          31,359         (44,162)
                                                                     ------------    ------------    ------------    ------------
Net increase (decrease)  in cash and cash equivalents ............             69          62,046          62,115             (99)
Cash and cash equivalents at beginning of period .................            136             205             136             298
                                                                     ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period .......................   $        205    $     62,251    $     62,251    $        199
                                                                     ============    ============    ============    ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)

                                                                                                              Total
                                           Number of Units                                        General    Partners'
                                       Common       Subordinated   Common      Subordinated       Partner     Capital
                                ---------------------------------------------------------------------------------------
Balance at March 4, 1996 ......         --               --            --           --              --            --

     Contribution in connection
       with formation of the
       Partnership and issuance
       of Common Units ........      21,562             7,164   $   150,488     $    49,890   $    4,089  $   204,467



     Net loss .................         --               --          (2,679)           (893)         (73)      (3,645)
                                ---------------------------------------------------------------------------------------

Balance at June 29, 1996 ......      21,562             7,164   $   147,809     $    48,997   $    4,016  $   200,822
                                =======================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 29, 1996
                             (Dollars in Thousands)
                                   (Unaudited)


1.       Partnership Organization and Formation
         --------------------------------------

Suburban Propane Partners, L.P. (the "Partnership") was formed on December 19, 1995 as a Delaware limited partnership. The Partnership and its subsidiary, Suburban Propane, L.P. (the "Operating Partnership"), were formed to acquire and operate the propane business and assets of the Suburban Propane Division of Quantum Chemical Corporation (the "Predecessor Company"). In addition, Suburban Sales & Service, Inc. (The "Service Company"), a subsidiary of the Operating Partnership, was formed to acquire and operate the service work and appliance and parts sales businesses of the Predecessor Company. The Partnership, the Operating Partnership and the Service Company are collectively referred to hereinafter as the "Partnership Entities". The Partnership Entities commenced operations on March 5, 1996 (the "Closing Date"), upon consummation of an initial public offering of 18,750,000 Common Units representing limited partner interests in the Partnership (the "Common Units"), the private placement of $425,000 aggregate principal amount of Senior Notes due 2011 issued by the Operating Partnership (the "Senior Notes") and the transfer of all the propane assets (excluding the net accounts receivable balance - See Note 4) of the Predecessor Company to the Operating Partnership and the Service Company. On March 25, 1996, the underwriters of the Partnership's initial public offering exercised an overallotment option to purchase an additional 2,812,500 Common Units. The Operating Partnership and Service Company are, and the Predecessor Company was, engaged in the retail and wholesale marketing of propane and related appliances and services.

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

Fiscal Period. The Partnership's fiscal periods end on the Saturday nearest the end of the quarter. Accordingly, the accompanying condensed consolidated results of operations for the Partnership are for the period March 5, 1996 (date at which Partnership operations commenced) to June 29, 1996.

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

Accumulated depreciation at June 29, 1996 and September 30, 1995 was $78,635 and $57,067, respectively.

Goodwill and other intangible assets. Goodwill and other intangible assets are comprised of the following at June 29, 1996:

         Goodwill                                    $260,843
         Debt origination costs                         6,224
         Other, principally noncompete agreements       2,334
                                                  -----------
                                                      269,401
         Less:  Accumulated amortization               17,704
                                                  -----------
                                                     $251,697
                                                  ===========

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

3.       DISTRIBUTIONS OF AVAILABLE CASH
         -------------------------------

The Partnership will make distributions to its partners 45 days after the end of each fiscal quarter in an aggregate amount equal to its Available Cash for such quarter. Available Cash generally means all cash on hand at the end of the fiscal quarter plus all additional cash on hand as a result of borrowings and purchases of additional limited partner units (APUs) subsequent to the end of such quarter less cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. The Partnership has not made a distribution to Unitholders for the partial fiscal quarter ended March 30, 1996. The Partnership will make a distribution on August 13, 1996 for the fiscal quarter ended June 29, 1996 to holders of record as of July 26, 1996. The minimum Quarterly Distribution and Target Distribution levels for said fiscal quarter will be increased proportionately to reflect the fact that a distribution was not made for the partial fiscal quarter ended March 30, 1996.

4.       RELATED PARTY TRANSACTIONS
         --------------------------

Pursuant to the Contribution, Conveyance and Assumption Agreement dated as of March 4, 1996, between Quantum and the Partnership (the "Contribution Agreement"), Quantum retained ownership of the Predecessor Company's accounts receivable, net of allowance for doubtful accounts, as of the Closing Date. The Partnership retained from the net proceeds of the Common Unit offering cash in an amount equal to the net book value of such accounts receivable. In accordance with the Contribution Agreement, the Partnership had agreed to collect such accounts receivable on behalf of Quantum which amounted to $97,700 as of the Closing Date. As of June 29, 1996, the Operating Partnership had satisfied its obligation to Quantum under such arrangement.

Pursuant to a Computer Services Agreement dated as of the Closing Date between Quantum and the Partnership, Quantum permits the Partnership to utilize Quantum's mainframe computer for the generation of customer bills, reports and information regarding the Partnership's retail sales. For the four months ended June 29, 1996, the Partnership incurred expenses of $127 under the Services Agreement.

5.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

The Partnership leases certain property, plant and equipment for various periods under noncancelable leases. Rental expense under operating leases was $10,000 for the nine months ended June 29, 1996.

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

6.       LONG-TERM DEBT
         --------------

On the Closing Date, the Operating Partnership issued $425,000 of Senior Notes with an annual interest rate of 7.54%. The Operating Partnership's obligations under the Senior Note Agreement are unsecured and will rank on an equal and ratable basis with the Operating Partnership's obligations under the Bank Credit Facilities discussed in Note 7 below. The Senior Notes will mature June 30, 2011, and require semiannual interest payments. The Note Agreement requires that the principal be paid in equal annual installments of $42,500 starting June 30, 2002.

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

7.       BANK CREDIT FACILITIES
         ----------------------

The Bank Credit Facilities consist of a $100,000 acquisition facility ("Acquisition Facility") and a $75,000 working capital facility ("The Working Capital Facility"). The Operating Partnership's obligations under the Bank Credit Facilities are unsecured on an equal and ratable basis with the Operating Partnership's obligations under the Senior Notes. The Bank Credit Facilities will bear interest at a rate based upon either LIBOR, Chase Manhattan's (formerly Chemical Bank's) prime rate or the Federal Funds effective rate plus 1/2 of 1% and in each case, plus a margin. In addition, an annual fee (whether or not borrowings occur) is payable quarterly ranging from 0.125% to 0.375% based upon certain financial tests. The Credit Agreement governing the

Acquisition Facility and Working Capital Facility contains covenants generally similar to those contained in the Senior Note Agreement.

The Working Capital Facility will expire on March 1, 1999. The Acquisition Facility will expire on March 1, 2003. Any loans outstanding under the Acquisition Facility after March 1, 1999 will require equal quarterly principal payments over a four year period.

8.        UNAUDITED PRO FORMA FINANCIAL INFORMATION
          -----------------------------------------

The accompanying unaudited pro forma condensed consolidated statements of operations for the three and nine months ended June 29, 1996 and July 1, 1995 were derived from the historical statements of operations of the Predecessor Company for the periods October 1, 1994 through July 1, 1995 and October 1, 1995 through March 4, 1996 and the condensed consolidated statement of operations of the Partnership from March 5, 1996 through June 29, 1996. The pro forma condensed consolidated statements of operations were prepared to reflect the effects of Partnership formation as if it had been completed in its entirety as of the beginning of the periods presented. However, these statements do not purport to present the results of operations of the Partnership had the partnership formation actually been completed as of the beginning of the periods presented. In addition, the pro forma condensed consolidated statements of operations are not necessarily indicative of the results of future operations of the Partnership and should be read in conjunction with the historical condensed consolidated financial statements of the Predecessor Company and the Partnership appearing elsewhere in this Quarterly Report on Form 10-Q.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                          UNAUDITED PRO FORMA CONDENSED
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three Months Ended
                                                      June 29          July 1
                                                        1996            1995
                                                    ------------   ------------
Revenues
     Propane ....................................   $    116,120   $    108,356
     Other ......................................         14,470         13,919
                                                    ------------   ------------
                                                         130,590        122,275
Costs and Expenses
     Cost of sales ..............................         68,012         59,634
     Operating ..................................         49,561         48,859
     Depreciation and amortization ..............          8,983          8,402
     Selling, general and administrative expenses          7,296          7,557
                                                    ------------   ------------
                                                         133,852        124,452

Loss before interest expenses and income taxes ..         (3,262)        (2,177)
Interest expense, net ...........................          7,251          8,175
                                                    ------------   ------------
Loss before provision for income taxes ..........        (10,513)       (10,352)
Provision for income taxes ......................             63             63
                                                    ------------   ------------
Net loss ........................................   $    (10,576)  $    (10,415)
                                                    ============   ============

General Partner's interest in net loss ..........   $       (212)  $       (208)
                                                    ------------   ------------
Limited Partners' interest in net loss ..........   $    (10,364)  $    (10,207)
                                                    ============   ============
Net loss per Unit ...............................   $      (0.36)  $      (0.36)
                                                    ============   ============
Weighted average number of Units outstanding ....         28,726         28,726
                                                    ============   ============


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                          UNAUDITED PRO FORMA CONDENSED
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Nine Months Ended
                                                      June 29         July 1
                                                        1996           1995
                                                    ------------   ------------
Revenues
     Propane ....................................   $    530,670   $    475,911
     Other ......................................         50,591         49,226
                                                    ------------   ------------
                                                         581,261        525,137
Costs and Expenses
     Cost of sales ..............................        308,645        263,786
     Operating ..................................        155,734        151,913
     Depreciation and amortization ..............         26,642         25,356
     Selling, general and administrative expenses         22,769         20,513
                                                    ------------   ------------
                                                         513,790        461,568

Income before interest expenses and income taxes          67,471         63,569
Interest expense, net ...........................         23,262         24,525
                                                    ------------   ------------
Income before provision for income taxes ........         44,209         39,044
Provision for income taxes ......................            189            189
                                                    ------------   ------------
Net income ......................................   $     44,020   $     38,855
                                                    ============   ============

General Partner's interest in net income ........   $        880   $        777
                                                    ------------   ------------
Limited Partners' interest in net income ........   $     43,140   $     38,078
                                                    ============   ============
Net income per Unit .............................   $       1.50   $       1.33
                                                    ============   ============
Weighted average number of Units outstanding ....         28,726         28,726
                                                    ============   ============



9.       UNAUDITED PRO FORMA FINANCIAL INFORMATION - CONTINUED
         -----------------------------------------------------

Significant pro forma adjustments reflected in the above data include the following:

1. For the three and nine month periods ended June 29, 1996 and July 1, 1995, the elimination of management fees paid by the Predecessor Company to HM Holdings, Inc.

2. For the three and nine month periods ended June 29, 1996 and July 1, 1995, the addition of the estimated incremental general and administrative costs associated with the partnership operating as a publicly traded partnership.

3. For the three and nine month periods ended June 29, 1996 and July 1, 1995, an adjustment to interest expense to reflect the interest expense associated with the Senior Notes and Bank Credit Facilities.

4. For the three and nine month periods ended June 29, 1996, and July 1, 1995, the elimination of the provision for income taxes, as income taxes will be borne by the Partners and not the Partnership, except for corporate income taxes related to the Service Company.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 29, 1996
- --------------------------------
COMPARED TO THREE MONTHS ENDED JULY 1, 1995
- -------------------------------------------


REVENUES

Revenues increased 6.8% or $8.3 million to $130.6 million for the three months ended June 29, 1996 as compared to $122.3 million for the three months ended July 1, 1995. The overall increase is primarily attributable to higher retail and wholesale selling prices. Propane sold to retail customers increased 1.5% or
1.5 million gallons while wholesale gallons sold increased 4% or 1.4 million gallons.

GROSS PROFIT

Gross profit equaled the prior period's level of $62.6 million. The impact of the higher retail and wholesale volumes was offset by lower retail margins due to product cost increases. Product cost is expected to remain at higher than historical levels with an associated impact on retail margins through the end of the fiscal year.

OPERATING EXPENSES

Operating expenses increased 1.4% or $0.7 million to $49.6 million for the three months ended June 29, 1996 as compared to $48.9 million for the three months ended July 1, 1995. The increase in operating expenses is principally due to higher plant and equipment maintenance, advertising and insurance expenses. Operating expenses are expected to remain at higher than historical levels through the end of the fiscal year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses decreased 3.5% or $0.3 million to $7.3 million for the three months ended June 29, 1996 compared to $7.6 million for the three months ended July 1, 1995. Expenses declined due to lower headcount-related expenses and supplies, offset in part by expenditures for employee training and customer satisfaction programs.

OPERATING INCOME AND EBITDA

The operating loss increased $1.1 million to $3.3 million in the three months ended June 29, 1996 compared to $2.2 million in the prior period. EBITDA decreased 8.1% or $0.5 million to $5.7 million. This decrease is primarily attributable to higher operating expenses, partially offset by lower selling, general and administrative expenses. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution.

NINE MONTHS ENDED JUNE 29, 1996
- -------------------------------
COMPARED TO NINE MONTHS ENDED JULY 1, 1995
- ------------------------------------------


REVENUES

Revenues increased 10.7% or $56.2 million to $581.3 million for the nine months ended June 29, 1996 as compared to $525.1 million for the nine months ended July 1, 1995. The overall increase is primarily attributable to higher retail volumes and wholesale volumes coupled with increased retail and wholesale selling prices. Retail gallons sold increased 6.8% or 29.8 million gallons to 465.5 million gallons as compared to 435.7 million gallons for the nine months ended July 1, 1995, while wholesale gallons sold increased 3.8% or 5.6 million gallons to 153.6 million gallons compared to 148.0 million in the prior period. The increase in gallons sold is due to the colder temperatures in all sections of the country, except for the West.

GROSS PROFIT

Gross profit increased 4.3% or $11.2 million to $272.6 million for the nine months ended June 29, 1996 compared to $261.4 million in the prior period. The increase in gross profit principally resulted from higher retail propane volumes partially offset by lower retail margins resulting from increased product costs.

OPERATING EXPENSES

Operating expenses increased 2.5% or $3.8 million to $155.7 million for the nine months ended June 29, 1996 as compared to $151.9 million for the nine months ended July 1, 1995. Operating expenses increased due to higher delivery costs associated with the higher volumes, higher maintenance and fuel costs and a $0.5 million non-recurring expense related to a fire at an underground storage facility in November 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, General and Administrative expenses increased 11.2% or $2.3 million to $22.8 million for the nine months ended June 29, 1996 compared to $20.5 million for the nine months ended July 1, 1995. Expenses increased due to higher employee incentive costs, expenditures for employee training and new customer satisfaction programs.

OPERATING INCOME AND EBITDA

Operating income increased 6.1% or $3.9 million to $67.5 million in the nine months ended June 29, 1996 compared to $63.6 million in the prior period. EBITDA increased 5.8% or $5.2 million to $94.1 million. This increase is primarily attributable to the higher volume of retail gallons sold partially offset by lower retail margins and an increase in operating and general and administrative expenses. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonal nature of the propane business, cash flows from operating activities are greater during the winter and spring seasons as customers pay for propane purchased during the heating season. For the three months ended June 29, 1996, net cash used in operating activities increased $54.8 million to $23.5 million compared to $31.3 million provided by operating activities in the three months ended July 1, 1995. Such increase was primarily due to $41.7 million of cash remitted to Quantum during the quarter principally reflecting cash collected by the Partnership during the second quarter on Predecessor Company accounts receivable which were retained by Quantum and a $14.6 million decrease in accounts receivable activity also attributable to the retention of the closing date accounts receivable by Quantum.

Net cash used in investing activities was $10.4 million for the three months ended June 29, 1996 consisting of capital expenditures of $6.4 million and acquisition payments of $4.2 million, offset by proceeds from the sale of property, plant and equipment of $0.2 million. Net cash used in investing activities was $5.5 million for the three months ended July 1, 1995 consisting of capital expenditures of $4.8 million and acquisition payments of $2.2 million, offset by proceeds from the sale of property, plant and equipment of $1.5 million.

For the nine months ended June 29, 1996, net cash provided by operating activities increased $6.6 million to $67.3 million compared to $60.7 million for nine months ended July 1, 1995. The increase is primarily attributable to an aggregate increase in accounts payable, accrued expenses and other liabilities of $36.3 million partially offset by an increase in accounts receivable, prepaid expenses and decreased net income and inventories totaling $28.5 million arising from an increase in the cost and volume of gallons sold and costs of operating as a publicly traded partnership.

Net cash used in investing activities was $36.6 million for the nine months ended June 29, 1996, reflecting $18.6 million in capital expenditures and $19.3 million of payments for acquisitions offset by net proceeds of $1.3 million from the sale of property, plant and equipment. Net cash used in investing activities was $16.6 million for the nine months ended July 1, 1995, consisting of capital expenditures of $17.3 million and acquisition payments of $4.6 million, offset by proceeds from the sale of property and equipment of $5.2 million. The increase in cash used for acquisition activities of $13.1 million primarily results from the Partnership's business strategy to expand its operations and increase its retail market share through selective acquisitions of other propane distributors as well as through internal growth.

Prior to March 5, 1996, the Predecessor Company's cash accounts had been managed on a centralized basis by HM Holdings, Inc. ("HM Holdings"), a wholly-owned affiliate of Hanson. Accordingly, cash receipts and disbursements relating to the operations of the Predecessor Company were received or funded by HM Holdings. Net cash provided by financing activities, which are reflected as a increase in division invested capital, was $25.8 million during the five months ended March 5, 1996 compared to $44.2 million of cash used by (reduction of division invested capital) during the nine month period ended July 1, 1995. Net cash provided by financing activities was $5.6 million for the three months ended June 29, 1996. Such amount represents the closing price adjustment received from Quantum in connection with the Partnership's initial public offering.

In March 1996, the Operating Partnership issued $425.0 million aggregate principal amount of Senior Notes with an interest rate of 7.54% for net cash proceeds of $418.8 million. Also, the Partnership, by means of an initial public offering and the exercise of an overallotment option by the underwriters, issued 21,562,500 Common Units for net cash proceeds of $413.6 million. The net proceeds of the Notes and Units issuance (which total $832.4 million), less the $5.6 million closing price adjustment discussed above and $97.7 million reflecting the retention of the Predecessor Company net accounts receivable by Quantum, were used to acquire the propane assets from Quantum, pay off the intercompany payables and make a special distribution to the General Partner.

The Partnership will make distributions in an amount equal to all of its Available Cash approximately 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. The initial distribution of $.66 per unit is payable on August 13, 1996 to all unitholders of record as of July 26, 1996. The initial distribution includes a pro rata distribution for the period March 5, 1996 to March 31, 1996 in addition to the regular Partnership distribution for the Partnership's third fiscal quarter ended June 29, 1996.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                                     Part II



ITEM 5.           OTHER INFORMATION - NONE.



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (A)      Exhibits

                           (27)     Financial Data Schedule

                           (99) Press Release dated August 6, 1996 regarding the appointment of Dudley C. Mecum as an Elected Supervisor of the Board of Supervisors.

                  (B)      Form 8-K
                           None

                                     SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY
AUTHORIZED:


                                SUBURBAN PROPANE PARTNERS, L.P.



Date:  August 9,  1996          By   /s/ Charles T. Hoepper
                                     ----------------------

                                     Charles T. Hoepper
                                     Senior Vice President, Chief Financial
                                     Officer and Chief Accounting Officer

                                 EXHIBIT INDEX

Exhibit No.    Description
- -----------    -----------

       (27)    Financial Data Schedule

       (99) Press Release, dated August 6, 1996, regarding the appointment of Dudley C. Mecum as an Elected Supervisor of the Board of Supervisors.