Form 10-K
period 1996-09-28
SUBURBAN PROPANE PARTNERS LP
filed 1996-12-24
CIK 1005210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 1996
                          ------------------
                                                      OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 16 OF THE SECURITIES EXCHANGE
     ACT OF 1934

for the transition period from ______ to ______

                            Commission File Number:  1-14222
                                                     -------

                         SUBURBAN PROPANE PARTNERS, L.P.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                           22-3410353
---------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

240 Route 10 West,    Whippany, NJ        07981
----------------------------------------------------------------------
(Address of principal executive office)  (Zip Code)

(201)887-5300
----------------------------------------------------------------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of each exchange on
        Title of each class                            which registered

        Common Units                                   New York Stock Exchange
--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [ ].
The aggregate market value as of December 16, 1996 of the Registrant's Common Units held by non-affiliates of the Registrant, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $409,687,500. At December 16, 1996 there were outstanding 21,562,500 Common Units and 7,163,750 Subordinated Units.

Documents Incorporated by Reference: None

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


                                   PART I                             Page
ITEM 1.  BUSINESS...............................................        1
ITEM 2.  PROPERTIES.............................................        5
ITEM 3.  LEGAL PROCEEDINGS......................................        6
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....        6

                                    PART II
ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS AND
         RELATED UNITHOLDER MATTERS.............................        6
ITEM 6.  SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA.......        8
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........       10
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............       14
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE....................       15

                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....       15
ITEM 11. EXECUTIVE COMPENSATION.................................       17
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.........................................       22
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........       23

                                    PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K....................................       24


Signatures......................................................

                                     PART I

ITEM 1. BUSINESS.

General

      Suburban Propane Partners, L.P. (the "Partnership"), a publicly traded Delaware limited partnership was formed on December 19, 1995. The Partnership conducts its business principally through its subsidiary, Suburban Propane, L.P. (the "Operating Partnership"), a Delaware limited partnership. The Partnership and the Operating Partnership were formed to acquire and operate the propane business and assets of the Suburban Propane Division of Quantum Chemical Corporation (the "Predecessor Company"), then owned by Hanson PLC ("Hanson"). In addition, Suburban Sales and Service, Inc. (the "Service Company"), a subsidiary of the Operating Partnership, was formed to acquire and operate the service work and appliance and propane equipment parts businesses of the Predecessor Company. The Partnership, the Operating Partnership and the Service Company are collectively referred to hereinafter as the "Partnership Entities". The Partnership Entities commenced operations on March 5, 1996 upon consummation of an initial public offering of Common Units representing limited partner interests in the Partnership, the private placement of $425 million aggregate principal amount of Senior Notes and the transfer of all the propane assets (excluding the net accounts receivable balance) of the Predecessor Company to the Operating Partnership and Service Company.

     Suburban Propane GP, Inc. (the "General Partner") is a wholly-owned subsidiary of Quantum Chemical Corporation ("Quantum") and serves as the general partner of the Partnership and the Operating Partnership. Both the General Partner and Quantum are indirect wholly-owned subsidiaries of Millennium Chemicals Inc. ("Millennium") which was formed as a result of Hanson's demerger in October 1996. The General Partner holds a 1% general partner interest in the Partnership and a 1.0101% general partner interest in the Operating Partnership. In addition, the General Partner owns a 24.4% limited partner interest in the Partnership. This limited partner interest is evidenced by subordinated units representing limited partner interests in the Partnership. The General Partner has delegated to the Partnership's Board of Supervisors all management powers over the business and affairs of the Partnership Entities that the General Partner possesses under applicable law.

        The Partnership Entities are engaged in the retail and wholesale marketing of propane and related appliances and services. The Partnership believes it is the third largest retail marketer of propane in the United States, serving more than 730,000 active residential, commercial, industrial and agricultural customers from 352 customer service centers in 41 states. The Partnership's operations are concentrated in the east and west coast regions of the United States. The retail propane sales volume of the Partnership was approximately 567 million gallons during the fiscal year ended September 28, 1996. Based on industry statistics, the Partnership believes that its retail propane sales volume constitutes approximately 6% of the domestic retail market for propane.

History of the Partnership's Operations

     The Predecessor Company had been continuously engaged in the retail propane business since 1928 and had been owned by Quantum since 1983. During the 1980s, the Predecessor Company grew rapidly through acquisitions and strengthened its position as a leader in the industry. In September 1993, Quantum was acquired by a wholly-owned subsidiary of Hanson. On March 5, 1996, the Partnership acquired the business and assets of the Predecessor Company and commenced operating as a public entity.

 Business Strategy

    The Partnership's strategy is to expand its operations and increase its retail market share in selected markets both through the acquisition of other propane distributors and through internal growth. Acquisitions will be an important element of growth for the Partnership, as the retail propane industry is mature and overall demand for propane is expected to involve little growth for the foreseeable future. During the year ended September 28, 1996, the Partnership acquired 17 propane distributors for a total consideration of $31.7 million.

    In order to facilitate the Partnership's acquisition strategy, the Operating Partnership has entered into certain bank credit facilities, consisting of a $100 million Acquisition Facility and a $75 million Working Capital Facility. The Partnership also has registered 3,000,000 additional Common Units for use as acquisition consideration. The Partnership is unable to predict the size, number or timing of future acquisitions.

    In addition to pursuing expansion through acquisitions, the Partnership intends to pursue internal growth at its existing customer service centers. In furtherance of this strategy, the Partnership has increased its efforts to acquire new customers, to retain existing customers and to sell additional products and services to its customers. The Partnership employs a nationwide sales organization and has initiated a comprehensive customer retention program. By retaining more of its existing customers and continuing to seek new customers, the Partnership believes it can increase its customer base and improve its profitability.

Industry Background and Competition

    Propane, a by-product of natural gas processing and petroleum refining, is a clean-burning energy source recognized for its transportability and ease of use relative to alternative forms of stand-alone energy sources. Retail propane use falls into three broad categories: (i) residential and commercial applications,
(ii) industrial applications and (iii) agricultural uses. In the residential and commercial markets, propane is used primarily for space heating, water heating, clothes drying and cooking. Industrial customers primarily use propane as a motor fuel burned in internal combustion engines that power over-the-road vehicles, forklifts and stationary engines, to fire furnaces, as a cutting gas and in other process applications. In the agricultural market, propane is primarily used for tobacco curing, crop drying, poultry brooding and weed control. In its wholesale operations, the Partnership sells propane principally to large industrial end-users and other propane distributors.

    Propane is extracted from natural gas or oil wellhead gas at processing plants or separated from crude oil during the refining process. Propane is normally transported and stored in a liquid state under moderate pressure or refrigeration for ease of handling in shipping and distribution. When the pressure is released or the temperature is increased, it is usable as a flammable gas. Propane is colorless and odorless; an odorant is added to allow its detection. Propane is clean burning, producing negligible amounts of pollutants when consumed.

    Based upon information provided by the Energy Information Agency, propane accounts for approximately three to four percent of household energy consumption in the United States. Propane competes primarily with electricity and fuel oil as an energy source, principally on the basis of price, availability and portability. Each retail distribution outlet operates in its own competitive environment because retail marketers tend to locate in close proximity to customers in order to lower the cost of providing service. The typical retail distribution outlet generally has an effective marketing radius of approximately 50 miles although in certain rural areas the marketing radius may be extended by a satellite office.

Products, Services and Marketing

    The Partnership distributes propane through a nationwide retail distribution network consisting of 352 customer service centers in 41 states. The Partnership's operations are concentrated primarily in the east and west coast regions of the United States. In fiscal 1996, the Partnership served more than 730,000 active customers. Approximately two-thirds of the Partnership's retail propane volume is sold during the six-month peak heating season from October through March, as many customers use propane for heating purposes. Typically, customer service centers are found in suburban and rural areas where natural gas is not readily available. Generally, such locations consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. Most of the Partnership's residential customers receive their propane supply pursuant to an automatic delivery system which eliminates the customer's need to make an affirmative purchase decision. From its customer service centers, the Partnership also sells, installs and services equipment related to its propane distribution business, including heating and cooking appliances and, at some locations, propane fuel systems for motor vehicles.

    The Partnership sells propane primarily to six markets: residential, commercial, industrial (including engine fuel), agricultural, other retail users and wholesale. Approximately 75.0% of the gallons sold by the Partnership in fiscal 1996 were to retail customers (29.1% to residential customers, 24.9% to commercial customers, 9.8% to industrial customers (including 7.8% to engine fuel customers), 4.6% to agricultural customers and 6.6% to other retail users) and approximately 25.0% were to wholesale customers. Sales to residential customers in fiscal 1996 accounted for approximately 57% of the Partnership's gross profit on propane sales, reflecting the higher-margin nature of this segment of the market. No single customer accounted for 10% or more of the Partnership's revenues during fiscal year 1996.

    Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,200 gallons of propane, into a stationary storage tank on the customer's premises. The capacity of these tanks ranges from approximately 100 gallons to approximately 1,200 gallons, with a typical tank having a capacity of 300 to 400 gallons. The Partnership also delivers propane to retail customers in portable cylinders, which typically have a capacity of 5 to 35 gallons. When these cylinders are delivered to customers, empty cylinders are picked up for replenishment at the Partnership's distribution locations or are refilled in place. The Partnership also delivers propane to certain other bulk end users of propane in larger trucks known as transports (which have an average capacity of approximately 9,000 gallons). End users receiving transport deliveries include industrial customers, large-scale heating accounts, such as local gas utilities which use propane as a supplemental fuel to meet peak load deliverability requirements, and large agricultural accounts which use propane for crop drying. Propane is generally transported from refineries, pipeline terminals, storage facilities (including the Partnership's storage facilities in Hattiesburg, Mississippi and Elk Grove, California), and coastal terminals to the Partnership's customer service center by a combination of the Partnership's own highway transport fleet, common carriers, owner-operators and railroad tank cars. See " Item 2-Properties ".

    In its wholesale operations, the Partnership principally sells propane to large industrial end-users and other propane distributors. This market segment includes customers who use propane to fire furnaces, as a cutting gas and in other process applications. Other wholesale customers may include local gas utility customers who use propane as a supplemental fuel to meet peak load deliverability requirements.

Propane Supply

    The Partnership's propane supply is purchased from over 70 oil companies and natural gas processors at more than 190 supply points located in the United States and Canada. The Partnership also makes purchases on the spot market. The Partnership purchased over 92% of its propane supplies from domestic suppliers during fiscal 1996. Most of the propane purchased by the Partnership in fiscal 1996 was purchased pursuant to one year agreements subject to annual renewal, but the percentage of contract purchases may vary from year to year as determined by the Partnership. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on such market prices. Some of these agreements provide maximum and minimum seasonal purchase guidelines. The Partnership uses a number of interstate pipelines, as well as railroad tank cars and delivery trucks to transport propane from suppliers to storage and distribution facilities.

    Supplies of propane from the Partnership's sources historically have been readily available. In the fiscal year ended September 28, 1996, Shell Oil Company ("Shell") and Exxon Corporation ("Exxon") provided approximately 17% and 11%, respectively, of the Partnership's total domestic propane supply. The Partnership believes that, if supplies from either Shell or Exxon were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations. Aside from Shell or Exxon, no single supplier provided more than 10% of the Partnership's total domestic propane supply in the fiscal year ended September 28, 1996.

    The Partnership operates large storage facilities in Mississippi and California and smaller storage facilities in other locations and has rights to use storage facilities in additional locations. The Partnership's storage facilities allow the Partnership to buy and store large quantities of propane during periods of low demand, which generally occur during the summer months. The Partnership believes its storage facilities help ensure a more secure supply of propane during periods of intense demand or price instability.

Trademarks and Tradenames

    The Partnership utilizes a variety of trademarks and tradenames which it owns, including "Suburban Propane(R)" and "The Clear Choice(TM)". The Partnership regards its trademarks, tradenames and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products.

Government Regulation

    The Partnership is subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA, also known as the "Superfund" law, imposes joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a "hazardous substance" into the environment. Propane is not a hazardous substance within the meaning of CERCLA, however, the Partnership owns real property where such hazardous substances may exist.

    The Partnership has been named as a de minimis potentially responsible party in connection with a predecessor's arranging for the shipment of waste oil to the Purity Oil Superfund Site in Malaga, California. The Partnership, as part of the de minimis group, entered into a negotiated Administrative Consent Order in January 1994 regarding soil remediation at the site pursuant to which the Partnership paid approximately $192,000. Negotiations are continuing with respect to groundwater contamination at the site, although the Partnership believes it has adequately reserved for the likely settlement amount of such negotiation and that such amount will not be material. The Partnership believes it has adequately reserved for other environmental remediation projects and, based on information currently available to the Partnership, such projects are not expected to have a material adverse effect on the Partnership's financial condition or results of operation.

    National Fire Protection Association Pamphlets No. 54 and No. 58, which establish rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the industry standard in all of the states in which the Partnership operates. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation. The Partnership conducts ongoing training programs to help ensure that its operations are in compliance with applicable safety regulations. The Partnership maintains various permits that are necessary to operate some of its facilities, some of which may be material to its operations. The Partnership believes that the procedures currently in effect at all of its facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable laws and regulations.

    Future developments, such as stricter environmental, health or safety laws and regulations thereunder, could affect Partnership operations. It is not anticipated that the Partnership's compliance with or liabilities under environmental, health and safety laws and regulations, including CERCLA, will have a material adverse effect on the Partnership. To the extent that there are any environmental liabilities unknown to the Partnership or environmental, health or safety laws or regulations are made more stringent, there can be no assurance that the Partnership's results of operations will not be materially and adversely affected.

Employees

    As of September 28, 1996, the Partnership had 3,377 full time employees, of whom 439 were general and administrative (including fleet maintenance personnel), 127 were sales, 145 were transportation and product supply and 2,666 were customer service center employees. Approximately 183 of such employees are represented by 12 different local chapters of labor unions. The Partnership believes that its relations with both its union and non-union employees are satisfactory. From time to time, the Partnership hires temporary workers to meet peak seasonal demands.

ITEM 2. PROPERTIES.

    The Partnership currently owns approximately 70% of the 352 customer service centers that it operates and leases the balance of its retail locations from third parties. In addition, the Partnership owns and operates a 187 million gallon underground storage facility in Hattiesburg, Mississippi, and a 22 million gallon refrigerated, above-ground storage facility in Elk Grove, California.

    The Partnership also owns approximately 8.6% of the common stock of the Dixie Pipeline Company ("Dixie Pipeline"), which owns and operates a propane gas pipeline that runs from Mont Belvieu, Texas, to Apex, North Carolina.

    The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 28, 1996, the Partnership had a fleet of approximately 100 transport truck tractors, of which approximately 49% are owned by the Partnership, and 722 railroad tank cars, of which approximately 9% are owned by the Partnership. In addition, the Partnership utilizes approximately 1,900 bobtail and rack trucks, of which approximately 96% are owned by the Partnership and approximately 1,400 other delivery and service vehicles, of which approximately 77% are owned by the Partnership. The balance of such vehicles that are not owned by the Partnership are leased. As of September 28, 1996, the Partnership owned approximately 873,000 customer storage tanks with typical capacities of 300 to 400 gallons and approximately 67,000 portable cylinders with typical capacities of 5 to 35 gallons.

    The Partnership believes that it has satisfactory title to or valid rights to use all of its material properties and, although some of such properties are subject to liabilities and leases and, in certain cases, liens for taxes not yet due and payable and immaterial encumbrances, easements and restrictions, the Partnership does not believe that any such burdens will materially interfere with the continued use of such properties by the Partnership in its business, taken as a whole.

ITEM 3. LEGAL PROCEEDINGS.

Litigation

    A number of personal injury, property damage and products liability suits are pending or threatened against the Partnership. In general, these lawsuits have arisen in the ordinary course of the Partnership's business and involve claims for actual damages, and in some cases, punitive damages. Although any litigation is inherently uncertain, based on past experience, the information currently available to it, the availability of insurance coverage and the amount of its current reserves, the Partnership does not believe that these pending or threatened litigation matters will have a material adverse effect on its results of operations or its financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of security holders of the Partnership, through the solicitation of proxies or otherwise , during the fiscal year ended September 28, 1996.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNITHOLDER
        MATTERS.

     The Common Units, representing limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange under the symbol SPH. The Common Units began trading on February 29, 1996, at an initial public offering price of $20.50 per Common Unit. As of December 11, 1996 there were 685 registered Common Unitholders of record. The following table sets forth, for the periods indicated, the high and low sale prices per Common Unit, as reported on the New York Stock Exchange, and the amount of cash distributions paid per Common Unit

                                        Common Unit Price Range
                                          High       Low       Cash Distribution
                                          ----       ---       Paid
                                                               ----
1996 Fiscal Year
Second Quarter (beginning March 5, 1996)  $20.88    $20.50     $0.16*
Third Quarter                              20.75     19.75      0.50
Fourth Quarter                             21.75     19.63      0.50

   *Prorated distribution.

     There is no established public trading market for the Partnership's Subordinated Units, representing limited partner interests, all of which are held by the General Partner.

     The Partnership makes quarterly distributions to its partners in an aggregate amount equal to its Available Cash (as defined) for such quarter. Available Cash generally means all cash on hand at the end of the fiscal quarter plus all additional cash on hand as a result of borrowings and purchases of additional limited partner units (APUs) subsequent to the end of such quarter less cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements.

     The Partnership is a publicly traded limited partnership that is not subject to federal income tax. Instead, Unitholders are required to report their allocable share of the Partnership's earnings or loss, regardless of whether the Partnership makes distributions.

ITEM 6. SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA.

      The following table presents selected condensed consolidated historical and pro forma financial data of the Partnership and the Predecessor Company (amounts in thousands, except per Unit data):


                                        Partnership (a)                                  Predecessor Company (b) (c)
                            ---------------------------------------   ---------------------------------------------------------
                             Pro Forma        Year       March 5,    October 1,
                            Year Ended (d)     Ended        1996         1995              Year Ended         Twelve Months Ended
                            --------------    Sept 28,     through     through             ----------         -------------------
                              Sept 28,          1996       Sept 28,    March 4,     Sept 30,      October 1,       Sept 30,
                                1996         (Combined)      1996        1996         1995         1994        1993        1992
                                ----         ----------      ----        ----         ----         ----        ----        ----

Statement of
 Operations Data
Revenues................   $    707,946  $    707,946   $   323,947  $   383,999  $  633,620  $   677,767  $  678,992  $  637,463
Gross Profit ...........        330,254       330,254       150,746      179,508     314,724      347,227     332,016     323,927
Depreciation and
Amortization ...........         35,862        35,862        21,046       14,816      34,055       34,300      37,706      34,373
Operating Income
(Loss) .................         58,332        58,332        (3,464)      61,796      55,544       75,490      58,149      29,972
Interest Expense,
Net ....................         31,197        17,171        17,171           --          --           --         --           --
Cumulative
Effect of Changes
in Accounting
Principles (e) .........             --            --            --           --          --           --         --       87,800
Provision for
Income Taxes ...........            250        28,294           147       28,147      25,299       33,644     26,733       12,653
Net Income (Loss) ......         26,885        12,867       (20,782)      33,649      30,245       41,846     31,523      (70,328)
Net Income (Loss)
per Unit (f)............   $       0.92  $         --   $     (0.71) $        --          --           --         --           --
Balance Sheet Data
(end of period)
Current Assets..........   $    120,692  $    120,692   $   120,692           --  $   78,846  $    88,566  $ 124,033   $  146,001
Total Assets ...........        807,424       807,424       807,424           --     736,459      755,053    599,939      617,712
Current Liabilities ....        101,826       101,826       101,826           --      69,872       74,555     70,772       86,332
Long-term Debt .........        428,229       428,229       428,229           --          --           --         --           --
Other Long-term
Liabilities ............   $    112,690  $    112,690   $   112,690           --  $  108,352  $   120,946  $ 107,824   $  107,878
Predecessor
Equity .................             --            --            --           --     558,235      559,552    421,344      423,502
Partners' Capital -
General Partner ........          3,567         3,286         3,286           --          --           --         --           --
Partners' Capital -
Limited Partners .......        174,790       161,393       161,393           --          --           --         --           --
Other Data
EBITDA (g)..............   $     94,194  $     94,194   $    17,582  $    76,612  $   89,599  $   109,790  $  95,855   $   64,345
Capital Expenditures (h)
Maintenance.............   $     25,885  $     25,885   $    16,089  $     9,796  $   21,359  $    17,839  $  31,679   $   11,539
Acquisition ............   $     28,529  $     28,529   $    15,357  $    13,172  $    5,817  $     1,448  $      --   $       --
Retail Propane
Gallons Sold ...........        566,900       566,900       257,029      309,871     527,269      568,809    563,291      552,097



(a) The Partnership acquired the propane business and assets of the Predecessor Company on March 5, 1996 (the Closing Date). Solely for purposes of comparing the results of operations of the Partnership for the year ended September 28, 1996 with those of the Predecessor Company in the prior year periods, the statement of operations data for the year ended September 28, 1996 is comprised of the combined statements of operations of the Predecessor Company for the period October 1, 1995 to March 4, 1996 and the Partnership for the period March 5, 1996 to September 28, 1996. There are no material differences in the basis of assets and liabilities between the Partnership and the Predecessor Company.

(b) The Predecessor Company's financial data for the fiscal 1994 and 1995 periods may not be comparable to the twelve months ended September 30, 1992 and 1993 due to the application of purchase accounting adjustments in connection with Hanson's acquisition of Quantum on September 30, 1993.

(c) In connection with Hanson's acquisition of Quantum on September 30, 1993, the Predecessor Company changed its fiscal year ending December 31 to a 52-53 week fiscal year ending on the Saturday nearest to September 30. The new fiscal year includes the full October through March heating season. Prior to the change in fiscal year, the heating season was split between two fiscal years. Solely for purposes of comparing the Predecessor Company operating results to fiscal 1994 and 1995, the statement of operations data of the Predecessor Company has been combined for the following periods:
     January 1 to September 30, 1992 with the corresponding data for the period from October 1, 1991 to December 31, 1991 (the "twelve months ended September 30, 1992"); and January 1 to September 30, 1993 with the corresponding data for the period from October 1, 1992 to December 31, 1992 (the "twelve months ended September 30, 1993").

(d) For a description of the assumptions used in preparing the Partnership's pro forma financial and operating data, see "Unaudited Pro Forma Financial Information of Suburban Propane Partners, L.P.," included in Item 14(a)1 in this Form 10-K.

(e) Effective October 1, 1991, the Predecessor Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106," and SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). The Predecessor Company elected to immediately recognize the obligation for the SFAS No. 106 benefits, resulting in a cumulative effect charge to earnings of $53,100, net of income taxes of $32,900. The adoption of SFAS No. 109 resulted in a cumulative effect charge to earnings of $34,700.

(f) Net income (loss) per Unit is computed by dividing the limited partners' interest in net income (loss) by the number of Units outstanding.

(g) Defined as operating income plus depreciation and amortization. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with nor superior to generally accepted accounting principles but provides additional information for evaluating the Partnership's ability to pay the Minimum Quarterly Distribution.

(h)  The Partnership's  capital expenditures fall generally into two categories:
     (i) maintenance capital expenditures, which include expenditures for repair and replacement of property, plant and equipment, and (ii) acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and a portion of the purchase price allocated to intangibles associated with such acquired businesses.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

    The following is a discussion of the historical and pro forma financial condition and results of operations of the Predecessor Company and the Partnership. The discussion should be read in conjunction with the historical and pro forma consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Since the Operating Partnership and Service Company account for substantially all of the assets, revenues and earnings of the Partnership, a separate discussion of the Partnership's results of operations from other sources is not presented.

General

    The Partnership is engaged in the retail and wholesale marketing of propane and related appliances and services. The Partnership is the third largest retail marketer of propane in the United States, serving more than 730,000 active residential, commercial, industrial and agricultural customers from 352 customer service centers in 41 states. The Partnership's annual retail propane sales volume were approximately 567 million, 527 million and 569 million gallons during the fiscal year ended September 28, 1996, September 30, 1995 and October 1, 1994, respectively.

    The retail propane business of the Partnership consists principally of transporting propane purchased on the contract and spot markets, primarily from major oil companies, to its retail distribution outlets and then to storage tanks located on the customers' premises. In the residential and commercial markets, propane is primarily used for space heating, water heating, clothes drying and cooking purposes. Industrial customers primarily use propane as a motor fuel burned in internal combustion engines that power over-the-road vehicles, forklifts and stationary engines, to fire furnaces, as a cutting gas and in other process applications. In the agricultural market propane is primarily used for tobacco curing, crop drying, poultry brooding and weed control. In its wholesale operations, the Partnership sells propane principally to large industrial end-users and other propane distributors.

    The retail propane distribution business is seasonal because of propane's primary use for heating in residential and commercial buildings. Historically, approximately two-thirds of the Partnership's retail propane volume is sold during the six-month peak heating season of October through March. Consequently, sales and operating profits are concentrated in the Partnership's first and second fiscal quarters. Cash flows from operations, therefore, are greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season. To the extent necessary, the Partnership will reserve cash from the second and third quarters for distribution to Unitholders in the first and fourth fiscal quarters.

    The retail propane business is a "margin-based" business where the level of profitability is largely dependent on the difference between retail sales prices and product cost. The unit cost of propane is subject to volatile changes as a result of product supply or other market conditions. Propane unit cost changes can occur rapidly over a short period of time and can impact retail margins. The Partnership's unit cost of propane in the fiscal year ended September 28, 1996 was substantially higher than product costs in the fiscal years ended September 30, 1995 and 1994, respectively, and, consequently, the Partnership's retail gross margins declined from the levels achieved in the 1995 and 1994 fiscal years.

Selected Quarterly Historical and Pro Forma Financial Data
(in thousands)

    The following historical pro forma quarterly financial data for periods prior to the Partnership formation were derived from the historical statements of operations of the Predecessor Company for the period October 1, 1994 through March 4, 1996 and reflect the effects of the Partnership formation as if the formation had been completed in its entirety as of the beginning of the periods presented.

    The pro forma quarterly financial data do not purport to present the results of operations of the Partnership had the Partnership formation actually been completed as of the beginning of the periods presented. In addition, the pro forma quarterly financial data are not necessarily indicative of the results of future operations of the Partnership and should be read in conjunction with the consolidated financial statements and notes thereto, appearing elsewhere in this Form 10-K.

Fiscal year ended September 28, 1996

                        Pro Forma     Pro Forma
                          First         Second          Third         Fourth
                         Quarter        Quarter        Quarter        Quarter
                         -------        -------        -------        -------
Revenues                 $190,679       $259,992       $130,590       $126,685
Gross Profit               93,384        116,654         62,578         57,638
Operating Income (Loss)    26,396         44,337         (3,262)        (9,139)
Net Income (Loss)          18,103         36,493        (10,576)       (17,135)
EBITDA                     35,113         53,280          5,721             80
Retail Gallons Sold       157,592        204,991        102,896        101,421


Fiscal year ended September 30, 1995


                                    Pro Forma
-------------------------------------------------------------------------------
                          First         Second          Third         Fourth
                         Quarter        Quarter        Quarter        Quarter
                         -------        -------        -------        -------
Revenues                 $185,163       $217,699       $122,275       $108,483
Gross Profit               91,017        107,693         62,641         53,373
Operating Income (Loss)    25,624         40,122         (2,177)        (8,025)
Net Income (Loss)          17,386         31,884        (10,415)       (15,606)
EBITDA                     34,141         48,559          6,225            674
Retail Gallons Sold       150,830        183,452        101,404         91,583

Analysis of Historical Results of Operations

    The Partnership acquired the propane business and assets of Suburban Propane on March 5, 1996. Solely for purposes of comparing the results of operations of the Partnership for the year ended September 28, 1996 with those of the Predecessor Company in the prior year period, the statement of operations data for the year ended September 28, 1996 is comprised of the combined statements of operations of the Predecessor Company for the period October 1, 1995 to March 4, 1996 and the Partnership for the period March 5, 1996 to September 28, 1996.

Fiscal Year 1996 Compared to Fiscal Year 1995

     REVENUES. Revenues increased $74.3 million or 11.7% to $707.9 million in fiscal 1996 as compared to $633.6 million in fiscal 1995. The overall increase is primarily attributable to higher retail volumes and wholesale volumes coupled with increased retail and wholesale selling prices. Retail gallons sold increased 7.5% or 39.6 million gallons to 566.9 million gallons as compared to
527.3 million gallons in fiscal 1995, while wholesale gallons sold increased 4.6% or 8.2 million gallons to 189.0 million gallons compared to 180.7 million in the prior year. The increase in gallons sold is due to the colder temperatures in all sections of the country, except for the West region.

    GROSS PROFIT. Gross profit increased $15.5 million or 4.9% to $330.3 million for fiscal 1996 compared to $314.7 million in the prior year. The increase in gross profit principally resulted from higher retail propane volumes partially offset by lower retail margins resulting from increased product costs. It is expected that product costs will remain at higher than historical levels with an associated impact on retail margins at least through the end of the first quarter of fiscal 1997.

    OPERATING EXPENSES. Operating expenses increased $6.1 million or 3.1% to $203.4 million for fiscal year 1996 as compared to $197.3 million in the prior year. Operating expenses increased due to higher delivery costs associated with the higher volumes and higher maintenance and product costs. Operating expenses are expected to remain at higher than historical levels at least through the end of the first quarter of fiscal 1997.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including the management fee charged to the Predecessor Company, increased $4.8 million or 17.3% to $32.6 million for fiscal 1996 compared to $27.8 million in the prior year. Expenses increased due to a nonrecurring charge of $2.3 million incurred in the fourth quarter as a result of certain employee terminations. The increase is also attributable to higher expenditures for the implementation of new employee training and customer satisfaction programs.

    OPERATING INCOME AND EBITDA. Operating income increased $2.8 million or 5.0% to $58.3 million for fiscal 1996 compared to $55.5 million in the prior year. EBITDA increased $4.6 million or 5.1% to $94.2 million. The increase is primarily attributable to the higher volume of retail gallons sold partially offset by lower retail margins and an increase in operating and general and administrative expenses. EBITDA should not be considered as an alternative to net income (as in indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to pay the Minimum Quarterly Distribution.

Fiscal Year 1995 Compared to Fiscal Year 1994

    REVENUES. Revenues decreased $44.2 million or 6.5% to $633.6 million in fiscal year 1995 compared to $677.8 million in fiscal year 1994. The overall decrease is primarily attributed to lower retail volume as gallons decreased
41.5 million gallons or 7.3% to 527.3 million gallons in fiscal year 1995 compared to 568.8 million gallons in fiscal year 1994. Wholesale gallons declined 8.4 million gallons or 4.4% to 180.7 million gallons for the period compared to 189.1 million gallons in the prior period. The decline in retail and wholesale gallons was primarily due to lower demand resulting from temperatures that were approximately 9% warmer than the prior fiscal year.

    Other revenues decreased $1.5 million or 2.3% to $63.5 million in 1995 compared to $65.0 million for the prior year primarily due to a decline in appliance sales revenue.

    GROSS PROFIT. Gross profit decreased $32.5 million or 9.4% to $314.7 million in 1995 compared to $347.2 million in the prior year. The decline is attributable to a decline in retail volume discussed above of 41.5 million gallons or 7.3%, and a decline in average retail margins of 4.4%. The decline in average retail margins was primarily attributable to a 10% decline in the volume of higher margin gallons sold to residential customers for home heating.

    OPERATING EXPENSES. Operating expenses decreased $12.6 million or 6.0% to $197.3 million in 1995 compared to $209.9 million in 1994. The decrease is primarily attributable to a $11.3 million or 8.3% reduction in employment and benefit costs. The Predecessor Company was able to reduce employment due to improved delivery and service efficiencies.

    OPERATING INCOME AND EBITDA. Operating income decreased $20.0 million or 26.5% to $55.5 million in 1995 compared to $75.5 million in 1994. EBITDA decreased $20.2 million or 18.4% to $89.6 million in 1995 compared to $109.8 million in 1994. This reduction is primarily attributable to the lower volume of gallons sold and lower retail margins, partially offset by lower employment and benefit costs. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to pay the Minimum Quarterly Distribution.

Liquidity and Capital Resources

    The Partnership believes that approximately $29.0 million of maintenance capital expenditures will be required in fiscal year 1997 for repair and replacement of property, plant and equipment. The Partnership expects to fund these capital expenditures from cash flow from operations or from borrowings under the Working Capital Facility.

    Due to the seasonal nature of the propane business, cash flows from operating activities are greater during the winter and spring seasons as customers pay for propane purchased during the heating season. For fiscal 1996, net cash provided by operating activities increased $5.5 million to $59.2 million compared to $53.7 million in fiscal 1995. The increase is primarily attributable to an aggregate increase in accounts payable, accrued interest and expenses and other noncurrent liabilities totaling $53.9 million partially offset by an increase in accounts receivable, inventories, prepaid expenses and decreased net income totaling $50.0 million arising from an increase in the cost and volume of gallons sold and operating under the Partnership structure for seven months of fiscal 1996.

    Net cash used in investing activities was $52.4 million for fiscal 1996, reflecting $25.9 million in capital expenditures and $28.5 million of payments for acquisitions, offset by net proceeds of $2.0 million from the sale of property, plant and equipment. Net cash used in investing activities was $22.3 million for fiscal 1995, consisting of capital expenditures of $21.4 million and acquisition payments of $5.8 million, offset by proceeds from the sale of property and equipment of $4.9 million. The increase in cash used for acquisition activities of $22.7 million primarily results from the Partnership's business strategy to expand its operations and increase its retail market share through selective acquisitions of other propane distributors as well as through internal growth.

    For fiscal year 1995, net cash provided by operating activities decreased $23.4 million or 30.3% to $53.7 million compared to $77.1 million for fiscal year 1994 due primarily to decreases of $11.6 million in net income and $5.6 million due to changes in accrued liabilities.

    Net cash used in investing activities was $22.3 million for fiscal year 1995, reflecting $21.4 million in capital expenditures and $5.8 million of payments for the acquisition of new customer service centers offset by net proceeds of $4.9 million from the sale of marginal performing customer service locations and other property and equipment. Net cash used in investing activities was $16.1 million in fiscal year 1994, consisting of capital expenditures of $17.8 million and acquisition payments of $1.4 million, offset by proceeds from the sale of property and equipment of $3.1 million.

    Prior to March 5, 1996, the Predecessor Company's cash accounts had been managed on a centralized basis by HM Holdings, Inc. ("HM Holdings"), a wholly-owned affiliate of Hanson. Accordingly, cash receipts and disbursements relating to the operations of Suburban Propane were received or funded by HM Holdings. Net cash provided by financing activities, which are reflected as an increase in predecessor equity, was $25.8 million during the five months ended March 5, 1996 compared to $31.6 million of cash used by (reduction of predecessor equity) during the year ended September 30, 1995.

    In March 1996, the Operating Partnership issued $425.0 million aggregate principal amount of Senior Notes with an interest rate of 7.54% for net cash proceeds of $418.8 million. Also, the Partnership, by means of an initial public offering and the exercise of an overallotment option by the underwriters, issued 21,562,500 Common Units for net cash proceeds of $413.6 million. The net proceeds of the Notes and Common Units issuance (which totaled $832.4 million), less a $5.6 million closing price adjustment paid by Quantum in connection with the transactions and $97.7 million reflecting the retention of net accounts receivable by Quantum, were used to acquire the propane assets from Quantum, pay off the intercompany payables and make a special distribution to the General Partner.

     The Operating Partnership has Bank Credit Facilities consisting of a $100.0 million acquisition facility and a $75.0 million working capital facility which are unsecured and on a equal and ratable basis with the Operating Partnership's obligations under the Senior Notes. At September 28, 1996, there were no amounts
outstanding   under  the  Bank  Credit  Facilities.

     The Partnership will make distributions in an amount equal to all of its Available Cash approximately 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. The Partnership has made distributions on August 13, 1996 for the partial fiscal quarter ended March 30, 1996 and the quarter ended June 29, 1996 and on November 12, 1996 for the quarter ended September 28, 1996.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Partnership's Consolidated Financial Statements and the Reports of Independent Accountants thereon and the Supplementary Financial Information listed on the accompanying Index to Financial Statement Schedules are hereby incorporated by reference. See Item 7 for Selected Quarterly Financial Data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Partnership Management

    The Partnership Agreement provides that all management powers over the business and affairs of the Partnership are exclusively vested in its Board of Supervisors and, subject to the direction of the Board of Supervisors, the officers of the Partnership. No Unitholder has any management power over the business and affairs of the Partnership or actual or apparent authority to enter into contracts on behalf of, or to otherwise bind, the Partnership. Three independent Elected Supervisors, two Appointed Supervisors and two Management Supervisors serve on the Board of Supervisors pursuant to the terms of the Partnership Agreement.

    At least two of the Elected Supervisors will serve on the Audit Committee with the authority to review, at the request of the Board of Supervisors, specific matters as to which the Board of Supervisors believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the Board of Supervisors is fair and reasonable to the Partnership. Any matters approved by the Audit Committee will be conclusively deemed to be fair and reasonable to the Partnership, approved by all partners of the Partnership and not a breach by the General Partner or the Board of Supervisors of any duties they may owe the Partnership or the Unitholders. In addition, the Audit Committee will review external financial reporting of the Partnership, will recommend engagement of the Partnership's independent accountants and will review the Partnership's procedures for internal auditing and the adequacy of the Partnership's internal accounting controls.

Board of Supervisors and Executive Officers of the Partnership

     The following table sets forth certain information with respect to the members of the Board of Supervisors and executive officers of the Partnership as of December 16, 1996. Officers are elected for one-year terms and Supervisors are elected or appointed for three-year terms.

                                             Position With the
    Name                      Age            Partnership
---------------------------   ---    --------------------------------------

Mark A. Alexander..........   38     President and Chief Executive Officer;
                                     Member of the Board of Supervisors
                                     (Management Supervisor)
David R. Feheley...........   48     Senior Vice President --  Operations;
                                     Member of the Board of Supervisors
                                     (Management Supervisor)
Charles T. Hoepper.........   47     Senior Vice President and Chief Financial
                                     Officer
Michael M. Keating.........   43     Vice President -- Human Resources and
                                     Administration
Kevin T. McIver............   42     Vice President, General Counsel and
                                     Secretary
Thomas A. Nunan............   63     Vice President -- Sales
Anthony M. Simonowicz......   45     Vice President -- Business Development
George H. Hempstead, III...   53     Member of the Board of Supervisors
                                     (Appointed Supervisor)
Robert E. Lee..............   40     Member of the Board of Supervisors
                                     (Appointed Supervisor)
John Hoyt Stookey..........   66     Member of the Board of Supervisors
                                     (Chairman and Elected Supervisor)
Harold R. Logan, Jr........   52     Member of the Board of Supervisors
                                     (Elected Supervisor)
Dudley C. Mecum............   61     Member of the Board of Supervisors
                                     (Elected Supervisor)

    Mr. Alexander serves as President and Chief Executive Officer and as a Management Supervisor of the Partnership. Prior to October 1, 1996, he served as Executive Vice Chairman and Chief Executive Officer of the Partnership. Mr. Alexander was Senior Vice President -- Corporate Development of Hanson Industries (Hanson's management division in the United States) from 1995 until March 4, 1996, where he was responsible for mergers and acquisitions, real estate and divestitures, and was Vice President of Acquisitions from 1989 to 1995. He was an Associate Director of Hanson from 1993 and a Director of Hanson Industries from June 1995 until March 4, 1996.

    Mr. Feheley serves as Senior Vice President -- Operations of the Partnership and was appointed a Management Supervisor on October 1, 1996. Mr. Feheley was Senior Vice President -- Operations of Suburban Propane from September 1995 until March 4, 1996 and was an Area Vice President from October 1990 to September 1995.

    Mr. Hoepper serves as Senior Vice President and Chief Financial Officer of the Partnership. He served as Vice President and Chief Financial Officer of the Partnership from March 5, 1996 to July 31, 1996. Mr. Hoepper was Vice President and Chief Financial Officer of Suburban Propane from October 1994 until March 1996 and was Controller of Suburban Propane from July 1991 to October 1994. He was employed at MCI Corporation as Director -- Finance and Accounting from 1988 to 1991.

     Mr. Keating serves as Vice President -- Human Resources and Administration of the Partnership. Mr. Keating was Director of Human Resources at Hanson Industries from 1993 to July 1996 and was Director of Human Resources and Corporate Personnel at Quantum from 1989 to 1993.

     Mr. McIver serves as Vice President, General Counsel and Secretary of the Partnership. He served as General Counsel and Secretary of the Partnership from March 1996 to August 1996. Mr. McIver was General Counsel of Suburban Propane from October 1994 until March 1996 and was chief counsel of Suburban Propane from 1984.

     Mr. Nunan serves as Vice President -- Sales of the Partnership. Mr. Nunan was Vice President -- Sales of Suburban Propane from October 1990 until March 1996. He is currently a director of the National Propane Gas Association.

     Mr. Simonowicz serves as Vice President -- Business Development of the Partnership. Mr. Simonowicz was Vice President -- Business Development of
Suburban Propane from September 1995 until March 1996 and was Director -- Financial Planning and Analysis from 1991 to September 1995. Mr. Simonowicz was employed as Controller at Lifecodes Corporation (a genetic identification and research company), then a subsidiary of Quantum, from 1989 to 1991.

     Mr. Stookey is an Elected Supervisor and Chairman of the Board of Supervisors of the Partnership. He has been the non-executive Chairman and a director of Quantum from the time it was acquired by Hanson on September 30, 1993 to October 31, 1995. From 1986 to September 30, 1993, he was the Chairman, President and Chief Executive Officer of Quantum. He is also a director of United States Trust Company of New York, ACX Technologies, Inc., Chesapeake Corporation and Cypress Amax Minerals Company. Mr. Stookey served from 1989 to 1993 as an executive officer of Petrolane Incorporated, Petrolane Finance Corp., and QJV Corp., which companies were reorganized in July 1993 under the U.S. Bankruptcy Code. These companies were affiliates of Quantum at the time of such reorganization.

     Mr. Logan is an Elected Supervisor of the Partnership. Mr. Logan is Executive Vice President, Chief Financial Officer and Treasurer as well as a Director of TransMontaigne Oil Company (a holding company formed to purchase companies engaged in the marketing and distribution of petroleum products). From 1987 to 1995 he served as Senior Vice President of Finance and a Director of Associated Natural Gas Corporation (an independent gatherer and marketer of natural gas, natural gas liquids and crude oil which in 1994 was acquired by Panhandle Eastern Corporation).

     Mr.  Mecum  is an  Elected  Supervisor.  Mr.  Mecum  is  Chairman  of Mecum
Associates Inc. (management consultants). Mr. Mecum was a partner of G.L. Ohrstrom & Co. (A sponsor of and investor in leveraged buyouts) from 1989 to June, 1996. He is also a director of Travelers Group, Inc., Travelers/Aetna P&C Corp., Lyondell Petrochemical Company, Fingerhut Companies, Inc., Dyncorp, Vicorp Restaurants, Inc. and Metris Industries, Inc.

     Mr. Hempstead serves as an Appointed Supervisor of the Partnership. He is also Vice President and Secretary and a Director of the General Partner. He has served as Senior Vice President, Law and Administration of Millennium since October 1996, as Senior Vice President, Law and Administration of Hanson Industries from June 1995 to September 1996 as well as Senior Vice President and General Counsel of Hanson Industries from 1993 to 1995 and General Counsel of Hanson Industries from 1982 to 1993. He was an Associate Director of Hanson from 1990 to September 1996 and a Director of Hanson Industries from 1986 to September 1996. He joined Hanson Industries in 1976. Mr. Hempstead is also a director of Smith Corona Corporation.

     Mr. Lee serves as an Appointed Supervisor of the Partnership. He is also the President and a Director of the General Partner. He has served as President, Chief Operating Officer and a Director of Millennium since October 1996 and was a Senior Vice President and Chief Operating Officer of Hanson Industries from June 1995 until September 1996. He was Vice President and Chief Financial Officer of Hanson Industries from 1992 to June 1995 and Vice President and Treasurer from 1990 to 1992. He was an Associate Director of Hanson from 1992 to September 1996 and a Director of Hanson Industries from June 1995 to September 1996. He joined Hanson Industries in 1982.


ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

    The following table sets forth a summary of all compensation awarded or paid to or earned by the chief executive officer and the four other most highly compensated executive officers of the Partnership in fiscal 1996 (the Partnership's first year as a reporting company under Section 13(a) or 15(d) of the Securities Exchange Act of 1934). The compensation set forth below for the portion of fiscal 1996 prior to March 5, 1996 and for fiscal 1995, reflects services rendered by the four named executive officers (other than Mr. Alexander) to the Predecessor Company. Mr. Alexander, who joined the Partnership on March 5, 1996, was not employed by the Predecessor Company. Mr. Alexander's salary amount set forth below reflects the base salary amount paid from March 5, 1996 through the end of the 1996 fiscal year.

                           SUMMARY COMPENSATION TABLE



                                                    Annual Compensation             Long Term Compensation
                                                    -------------------             ----------------------
                                                                                 Restricted
           Name and                                                                 Unit          All Other (5)
      Principal Position                     Year   Salary ($)   Bonus ($)(2)   Award(s)($)(3)  Compensation ($)
      ------------------                     ----   ----------   -----------    -------------   ----------------
Mark A. Alexander                            1996     196,538         20,417       3,000,000          1,610
 Executive Vice Chairman and
   Chief Executive Officer

Salvatore M. Quadrino (1)                    1996     275,000         12,030       2,500,000 (4)    499,750
 President                                   1995     225,000              0                          4,500

Charles T. Hoepper                           1996     145,000          7,250         500,000        149,350
 Vice President and Chief Financial Officer  1995     135,000              0                          2,950

Kevin T. McIver                              1996     138,000          6,210         325,000        143,140
 Vice President and General Counsel          1995     131,553              0                          3,962

David R. Feheley                             1996     135,000          7,425         500,000        139,050
 Senior Vice President - Operations          1995     106,000              0                          2,319





(1) Mr. Quadrino resigned as President of the Partnership and as a member of its Board of Supervisors on October 1, 1996. Pursuant to the terms of his resignation, Mr. Quadrino is entitled to continue to receive through March 4, 1999 a salary of $275,000 per year and, subject to certain restrictions, medical and dental benefits and life insurance coverage with a face amount of $825,000. Mr. Alexander replaced Mr. Quadrino as President of the Partnership effective October 1, 1996.
(2) Bonuses are reported for the year earned, regardless of the year paid. The bonus program is based on the achievement of pre-determined business and/or financial performance objectives measured in operating profit and return on capital employed. Due to the negative impact on Suburban Propane's results of operations resulting from the warm winter in fiscal year 1995, no bonuses were paid to executive officers employed by Suburban for such fiscal year.


(3) The Restricted Units were issued on March 5, 1996 (at the consummation of the Partnership's initial public offering) under the Partnership's 1996 Restricted Unit Plan. The aggregate dollar value was computed by multiplying the number of Restricted Units granted by $20.50, the initial public offering price of the Common Units. The Restricted Units are subject to a bifurcated vesting procedure such that: (i) 25% of the units vest in equal amounts on each of March 5, 1999, 2001 and 2003 (or upon a "change of control" of the Partnership); and
(ii) the remaining 75% vest automatically upon, and in the same proportion as, the conversion of the Subordinated Units to Common Units, which conversion cannot commence prior to April 1999 under the Partnership Agreement (or upon a "change of control" of the Partnership). Until such Restricted Units vest, their holders will not be entitled to any distributions or allocations of income and loss, nor shall they have any voting or other rights with respect to such Common Units. At September 28, 1996, the number of Restricted Units and the aggregate value thereof (calculated at a per Unit price of $21.75, the closing price of a Common Unit on September 27, 1996 as reported on the New York Stock Exchange) were 146,341 ($3,182,917) for Mr. Alexander, 121,951 ($2,652,434) for Mr.
Quadrino,  24,391  ($530,504) for Mr. Hoepper,  15,854 ($344,825) for Mr. McIver
and 24,391 ($530,504) for Mr. Feheley. See footnote 4 below.
(4) This award was forfeited with the resignation of Salvatore M. Quadrino.
(5) Amounts for fiscal 1996 include one-time success fee payments made by Hanson awarded in connection with the consummation of the Partnership's initial public offering and matching contributions under the Suburban Propane Retirement Savings and Investment Plan and in the case of Mr. McIver, premium payments relating to the Suburban Propane Executive Death Benefit Plan. The amounts of the success fees were $450,000, $145,000, $138,000 and $135,000 to Messrs.
Quadrino, Hoepper, McIver and Feheley. Mr. Quadrino's compensation amount also includes certain benefits in connection with his termination of employment.

Retirement Benefits

   The following table sets forth the annual benefits upon retirement at age 65 in 1996, without regard to statutory maximums, for various combinations of final average earnings and lengths of service which may be payable to Messrs. Alexander, Quadrino, Hoepper, McIver, and Feheley under the Pension Plan for Eligible Employees of Suburban Propane, L.P. and Subsidiaries and the Suburban Propane Company Supplemental Executive Retirement Plan. Each such plan has been assumed by the Partnership and each such person will be credited for service earned under such plan to date. Messrs. Alexander, Quadrino, Hoepper, McIver, and Feheley have 7 months, 6 years, 5 years, 14 years, and 20 years service under the plans.



                                  Pension Plan
             Annual Benefit for Years of Credited Service Shown (2)

Final 5-Year (1)

Average Earnings    5 Years   10 Years  15 Years  20 Years   25 Years   30 Years  35 Years
----------------    -------   --------  --------  --------   --------  --------   --------
$100,000              8,147     16,294    24,440    32,587     40,734    48,881     57,028
$200,000             16,897     33,794    50,690    67,587     84,484   101,381    118,278
$300,000             25,647     51,294    76,940   102,587    128,234   153,881    179,528
$400,000             34,397     68,794   103,190   137,587    171,984   206,381    240,778
$500,000             43,147     86,294   129,440   172,587    215,734   258,881    302,028

     1) The Plans'  definition of earnings  consists of base pay only.
     2) Annual Benefits are computed on the basis of straight life annuity amounts. The pension benefit is calculated as follows:

     the sum of (a) plus (b)multiplied by (c) where (a) is that portion of final average earnings up to 125% of social security Covered Compensation times 1.4% and (b) is that portion of final average earnings in excess of 125% of social security Covered Compensation times 1.75% and (c) is credited service up to a maximum of 35 years.


      In addition, certain additional retirement and life insurance benefits are payable to Mr. McIver pursuant to two Suburban Propane executive plans that were in effect prior to Quantum's acquisition of Suburban Propane in 1983. Under the Suburban Propane Deferred Compensation Plan, Mr. McIver is entitled, subject to certain conditions set forth in the Plan, which include remaining in the Partnership's employ until retirement, to receive a retirement supplement of approximately $21,000 per year for a ten-year period subsequent to retirement. Under the Suburban Propane Executive Death Benefit Plan, $100,000 of life insurance proceeds are payable to Mr. McIver's estate, subject to the terms and conditions of the Plan, which include remaining in the employ of the Partnership until retirement.

Supplemental Executive Retirement Plan

    The Partnership has adopted a non-qualified, unfunded supplemental retirement plan known as the Supplemental Executive Retirement Plan. The purpose of the Plan is to provide certain executive officers with a level of retirement income from the Partnership, without regard to statutory maximums. Under the Plan, a participant's annual benefit, assuming retirement at age 65, is equal to
(a) 1.4% of the participant's Average Final Compensation not in excess of 125% of Covered Compensation plus (b) 1.75% of the participant's Average Final Compensation in excess of 125% of Covered Compensation times (c) the participant's years of benefit service with the Partnership (not to exceed 35) minus (d) the Pension Offset. The defined terms in this paragraph will have the same meanings as in the Plan or in the Partnership's qualified Retirement Plan. Messrs. Alexander, Hoepper and Feheley currently participate in this Plan.

Restricted Unit Plan

     The Partnership has adopted a restricted unit plan (the "Restricted Unit Plan") for executives, managers and Elected Supervisors of the Partnership. The summary of the Restricted Unit Plan contained herein does not purport to be complete and is qualified in its entirety by reference to the Restricted Unit Plan, which has been filed as an exhibit to the Partnership's Registration Statement on Form S-1 (Registration No. 33-80605).

     Rights to acquire authorized but unissued Common Units of the Partnership with an aggregate value of $15.0 million are available under the Restricted Unit Plan for purposes of calculating the value of these Unit grants, a value of $20.50 (the initial public offering price of the Common Units) has been utilized. As of September 30, 1996, rights to acquire Common Units with an aggregate value of $10.5 million (the "Initial Units") have been granted, subject to the vesting conditions described below and subject to other customary terms and conditions, as follows: (i) rights to acquire Common Units with an aggregate value of $3.0 million have been allocated to Mr. Alexander, (ii) rights to acquire Common Units with an aggregate value of $2.5 million were allocated to Mr. Quadrino, but have been forfeited upon Mr. Quadrino's resignation, (iii) rights to acquire Common Units with an aggregate value of $4.1 million were allocated to other participants in the Plan who are officers or managers of the Partnership's business, as determined by the Board of Supervisors or a compensation committee thereof, and (iv) rights to acquire Common Units with an aggregate value of $0.9 million were allocated among the three Elected Supervisors.

     The right to acquire the remaining $7.0 million of the $15.0 million aggregate value of Initial Units have been reserved and may be allocated or issued in the future to executives and managers on such terms and conditions (including vesting conditions) as are described below or as the Board of Supervisors, or a compensation committee thereof, shall determine. Without the consent of the General Partner, such awards to executives or managers cannot be made to prior award recipients except on terms and conditions substantially identical to the awards previously received. Each Elected Supervisor subsequently appointed or elected will receive rights to acquire Common Units with a value of $0.3 million on the same terms and conditions as those granted to the three initial Elected Supervisors.

     The Initial Units are subject to a bifurcated  vesting  procedure such that
(i) twenty-five percent of the Initial Units will vest over time (or upon a "change of control" of the Partnership as defined in the Restricted Unit Plan, if earlier) with one-third of such units vesting at the end of the third, fifth and seventh anniversaries of the consummation of the Partnership's initial public offering, and (ii) the remaining seventy-five percent of the Initial Units will vest automatically upon, and in the same proportions as, the conversion of the Subordinated Units to Common Units (or upon a "change of control" of the Partnership as defined in the Restricted Unit Plan, if earlier).

     Upon vesting in accordance with the terms and conditions of the Restricted Unit Plan, Common Units allocated to a plan participant will be issued to such a participant. Until such allocated, but unissued, Common Units have vested and have been issued to a participant, such participant shall not be entitled to any distributions or allocations of income or loss and shall not have any voting or other rights in respect of such Common Units.

     The issuance of the Common Units pursuant to the Restricted Unit Plan is intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation in respect of the Common Units. Therefore, no consideration will be payable by the plan participants upon vesting and issuance of the Common Units.

Employment Agreements

     The Partnership entered into employment agreements (the "Employment Agreements") with Mr. Alexander and Quadrino (each, an "Executive") which became effective March 5, 1996. The summary of such Employment Agreements contained herein does not purport to be complete and is qualified in its entirety by reference to the Employment Agreements. On October 1, 1996, Mr. Quadrino resigned as President of the Partnership and, pursuant to his Employment Agreement, will be paid $22,916 per month through March 1999.

     Mr. Alexander's Employment Agreement has an initial term of three years but automatically renews for successive one-year periods, unless earlier terminated by the Partnership or by Mr. Alexander or otherwise terminated in accordance with the Employment Agreement. The Employment Agreement for Mr. Alexander provides for an initial base salary of $350,000. In addition, Mr. Alexander may earn a bonus up to 100% of annual base salary for services rendered based upon certain performance criteria. The Employment Agreement also provides for the opportunity to participate in benefit plans made available to other senior executives and senior managers of the Partnership, including the Restricted Unit Plan. The Partnership also provides Mr. Alexander with term life insurance with a face amount equal to three times his annual base salary. Mr. Alexander will also participate in a non-qualified supplemental retirement plan which provides retirement income which could not be provided under the Partnership's qualified plans by reason of limitations contained in the Internal Revenue Code. If a "change of control" (as defined in the Employment Agreement) of the Partnership occurs and within six months prior thereto or at any time subsequent to a change of control the Partnership terminates the Executive's employment without "cause" (other than pursuant to a non-renewal) or the Executive resigns with "good reason," then the Executive will generally be entitled to (i) a lump sum severance payment equal to three times the sum of his annual base salary in effect as of the date of termination and the average of bonuses earned during the three prior fiscal years, (ii) the maximum bonus paid or payable with respect to any of the three preceding fiscal years, and (iii) medical benefits for three years from the date of such termination. The Employment Agreement provides that if any payment received by the Executive is subject to the 20% federal excise tax under Section 4999 of the Code, the payment will be grossed up to permit the Executive to retain a net amount on an after-tax basis equal to what he would have received had the excise tax not been payable.


Severance Protection Plan For Key Executives

     The Partnership has adopted a Severance Protection Plan which provides the Partnership's officers and key employees with employment protection for one year following a "change of control" as defined in the plan. This plan provides for severance payments equal to sixty-five weeks of base pay and target bonus following a change of control for such officers and key employees.

Compensation of Supervisors

    Mr. Stookey will receive annual compensation of $75,000 for his services to the Partnership. The other two Elected Supervisors will receive $15,000 per year, plus $1,000 per meeting of the Board of Supervisors or committee thereof attended. In addition, the Elected Supervisors participate in the Restricted Unit Plan and have received Unit Awards with a value of $0.3 million. All Elected Supervisors will receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Supervisors. The Partnership does not expect to pay any additional remuneration to its employees (or employees of any of its affiliates) or employees of the General Partner or any of its affiliates for serving as members of the Board of Supervisors.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT.

     The following table sets forth certain information as of December 2, 1996 regarding the beneficial ownership of Common and Subordinated Units by each person or group known by the Partnership (based upon filings under Section 13(d) or (g) under The Securities Exchange Act of 1934) to own beneficially more than 5% thereof, each member of the Board of Supervisors, each executive officer named in the Summary Compensation table and all members of the Board of Supervisors and executive officers as a group. Each individual or entity listed below has sole voting and investment power over the Units reported, except as noted below.


Suburban Propane, L.P.
----------------------

                  Name                       Amount and nature of        Percent
Title of Class    of Beneficial Owner        Beneficial Ownership       of Class
--------------    -------------------        -------------------        --------
Common Units        Mark A. Alexander                    13,000           .060%
                    Salvatore M. Quadrino                10,000           .046%
                    Charles T. Hoepper                    2,000           .009%
                    Kevin T. McIver                       1,000           .005%
                    David R. Feheley                      3,000           .014%
                    George H. Hempstead, III                  0             --
                    Robert E. Lee                         1,300           .006%
                    John Hoyt Stookey                    10,000           .046%
                    Harold R. Logan, Jr.                  2,500           .012%
                    Dudley C. Mecum                           0             --
                    All Members of the Board
                    of Supervisors and Executive
                    Officers as a Group (12 persons)     47,300           .219%


Subordinated Units  Millennium Chemicals Inc.         7,163,750          100.0%
                    99 Wood Avenue South
                    Iselin, New Jersey 08830

Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Partnership's directors and executive officers to file initial reports of ownership and reports of changes in ownership of the Company's Common Units with the Securities and Exchange Commission. Directors and executive officers are required to furnish the Partnership with copies of all Section 16(a) forms that they file. Based on a review of these filings, the Partnership notes that Mr. Stookey inadvertently failed to report by March 15, 1996, his ownership of 10,000 Common Units. The relevant filing indicating his ownership of the Common Units was made on April 8, 1996.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Rights of the General Partner

    The General Partner owns all of the Subordinated Units, representing an aggregate 24.4% limited partner interest in the Partnership. Quantum owns 100% of the capital stock of the General Partner. Through the General Partner's ability, as general partner, to control the election of the two Appointed Supervisors of the Partnership, its right as general partner to approve certain Partnership actions, its ownership of all of the outstanding Subordinated Units and its right to vote the Subordinated Units as a separate class on certain matters, the General Partner and its affiliates have the ability to exercise significant influence regarding management of the Partnership.

Computer Services Agreement with Quantum

    The Partnership has entered into a Computer Services Agreement (the "Computer Services Agreement") with Quantum to utilize Quantum's mainframe computer, which receives data and generates customer bills, reports and information regarding the retail sales of the Partnership. Pursuant to such agreement, the Partnership is permitted to utilize the Quantum mainframe through March 1999 and in consideration therefor, the Partnership will pay Quantum a monthly fee of $30,500 (the "Initial Monthly Fee"), subject to adjustment on March 1, 1997 to an amount equal to the lesser of (x) Quantum cost for such computer services and (y) 125% of the Initial Monthly Fee. The Partnership believes these amounts are no higher than would have been paid to a third party vendor for such services. The Partnership is also required to reimburse Quantum for certain out-of-pocket expenses. Quantum will have the right to terminate the Computer Services Agreement (a) at any time subsequent to September 5, 1997 upon six months prior notice to the Partnership or (b) upon 45 days prior notice to the Partnership in the event that the mainframe is contracted to be purchased by a third party for such party's use or for use by another party. Subsequent to March 5, 1997, the Partnership will have the right to terminate the Computer Services Agreement upon 60 days prior notice to Quantum.

Distribution Support Agreement

    The Partnership and the General Partner have entered into the Distribution Support Agreement which is intended to enhance the Partnership's ability to make the Minimum Quarterly Distribution on the Common Units during the Subordination Period. Pursuant to the Distribution Support Agreement, the General Partner has agreed to contribute cash, in exchange for Additional Partnership Units ("APUs") to enable the Partnership to distribute the Minimum Quarterly Distribution up to a maximum of approximately $44.3 million. Millennium (the "APU Guarantor") has agreed pursuant to the Distribution Support Agreement to guarantee the General Partner's APU contribution obligation. The Unitholders have no independent right separate and apart from the Partnership to enforce the General Partner's or the APU Guarantor's obligations under the Distribution Support Agreement.

                                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                 ON FORM 8-K

    (a) 1.  Financial Statements

             See "Index to Financial Statements" set forth on Page F-1.


        2.  Financial Statement Schedule.

             See "Index to Financial Statement Schedule" set forth on page S-1.

        3.  Exhibits

             See "Index to Exhibits" set forth on page E-1.

    (b) Reports on Form 8-K

        During the last quarter of the 1996 fiscal year, the Partnership filed no Current Reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Suburban Propane Partners, L.P.

                                 By:  /s/ Mark A. Alexander
                                     --------------------------------------
                                     Mark A. Alexander
                                     President, Chief Executive Officer and
                                     Management Supervisor


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                  Title                Date
     ---------                  -----                ----


/s/ DAVID R. FEHELEY            Management Supervisor         December 19, 1996
--------------------
   (David R. Feheley)

/s/ GEORGE H. HEMPSTEAD, III    Appointed Supervisor          December 19, 1996
----------------------------
   (George H. Hempstead, III)

/s/ ROBERT E. LEE               Appointed Supervisor          December 19, 1996
-----------------
   (Robert E. Lee)

/s/ JOHN HOYT STOOKEY           Elected Supervisor            December 19, 1996
---------------------
    (John Hoyt Stookey)

/s/ HAROLD R. LOGAN, JR.        Elected Supervisor            December 19, 1996
------------------------
    (Harold R. Logan, Jr.)

/s/ DUDLEY C. MECUM             Elected Supervisor            December 19, 1996
-------------------
    (Dudley C. Mecum)

/s/ CHARLES T. HOEPPER          Senior Vice President and     December 19, 1996
----------------------          Chief Financial Officer
    (Charles T. Hoepper)        of Suburban Propane
                                Partners, L.P. (Principal
                                Financial Officer and Principal
                                Accounting Officer)

INDEX TO EXHIBITS

The exhibits listed on this Exhibit Index are filed as part of this report. Exhibits required to be filed by Item 601 of Regulation S-K which are not listed are not applicable.

    Exhibit
    Number      Description
    ------      -----------

*    3.1        Amended and Restated Agreement of Limited Partnership of the
                Partnership dated as of March 4, 1996.

*    3.2        Amended and Restated Agreement of Limited Partnership of the
                Operating Partnership dated as of March 4, 1996.

*   10.1        Credit Agreement dated as of February 28, 1996
                among the Operating Partnership, Chemical Bank, as administrative agent, and certain banks.

*   10.2        Note Agreement dated as of February 28, 1996 among certain investors and the Operating Partnership relating to $425 million aggregate principal amount of 7.54% Senior Notes due
                June 30, 2011.

*   10.3        Contribution, Conveyance and Assumption Agreement dated as of
                March 4, 1996 among the Partnership, the Operating Partnership,
                Quantum, the General Partner and the Service Company.

*   10.4        Computer Services Agreement dated as of March 5, 1996 between
                Quantum and the Operating Partnership.

*   10.5        Distribution Support Agreement dated as of March 5, 1996
                among the Partnership, the General Partner and Millennium.

*   10.6        Employment Agreement dated as of March 5, 1996 between the
                Partnership, the Operating Partnership and Mr. Alexander.

*   10.7        Employment Agreement dated as of March 5, 1996 between the
                Partnership, the Operating Partnership and Mr. Quadrino.

*   10.8        The Partnership's 1996 Restricted Unit Plan.

*   10.9        Form of Unit Grant Agreement pursuant to the Partnership's 1996
                Restricted Unit Plan.

** 10.10 First Amendment dated as of September 23, 1996 to the Credit Agreement dated as of February 28, 1996 among the Operating Partnership, Chemical Bank, as administrative agent, and certain banks.

** 10.11 The Partnership Supplemental Executive Retirement Plan (effective as of March 5, 1996).

    Exhibit
    Number     Description
    ------     -----------


** 10.12       The Partnership's Severance Protection Plan dated September 1996.

** 21.1        Listing of Subsidiaries of the Partnership.

** 23.1        Consent of Independent Accountants.

** 27.1        Financial Data Schedule.

--------------------------------------------------------------------------------

 * Incorporated by reference to the same numbered Exhibit to the Partnership's Current Report Form 8-K filed April 29, 1996.

** Filed herewith.

                          INDEX TO FINANCIAL STATEMENTS

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES




                                                                    Page
                                                                    ----
Reports of Independent
Accountants............................................             F-2
Consolidated Balance Sheets-September 28, 1996 and
September 30, 1995 (Predecessor).......................             F-4
Consolidated Statements of Operations -
  March 5, 1996 through September 28, 1996
  October 1, 1995 through March 4, 1996 (Predecessor)
  Years Ended September 28, 1996(Combined),
  September 30, 1995(Predecessor)and
  October 1, 1994(Predecessor).........................             F-5
Consolidated  Statements of Cash Flows March 5, 1996
  through September 28, 1996, October 1, 1995
  through March 4, 1996 (Predecessor), Years Ended
  September 28, 1996 (Combined), September 30, 1995 (Predecessor)
  and October 1, 1994 (Predecessor)....................             F-7
Consolidated Statement of Partners' Capital -
  March 5, 1996 through September 28, 1996.............             F-9
Notes to Consolidated Financial Statements.............            F-10

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Supervisors and Unitholders of Suburban Propane Partners, L.P.

      In our opinion, the consolidated financial statements listed in the indices referred to under Item 14(a) 1 and 2 and appearing on pages F-1 and S-1 present fairly, in all material respects, the financial position of Suburban Propane Partners, L.P. and its subsidiaries (the "Partnership") at September 28, 1996, and the results of its operations and its cash flows for the period March 5, 1996 to September 28, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP
Morristown, NJ
October 21, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholder of Quantum Chemical Corporation

      In our opinion, the financial statements listed in the indices referred to under Item 14(a) 1 and 2 and appearing on pages F-1 and S-1 present fairly, in all material respects, the financial position of the Suburban Propane division of Quantum Chemical Corporation at September 30, 1995, and the results of its operations and its cash flows for the period October 1, 1995 to March 4, 1996 and each of the two years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







PRICE WATERHOUSE LLP
Morristown, NJ
October 21, 1996



               SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                  September 30,
                                                         September 28,                1995
                                                             1996                 (Predecessor)
                                                         -------------            -------------

ASSETS
Current assets:
     Cash and cash equivalents                           $      18,931            $         136
     Accounts receivable, less allowance for doubtful
         accounts of $3,312 and  $3,162, respectively           55,021                   41,045
     Inventories                                                40,173                   36,663
     Prepaid expenses and other current assets                   6,567                    1,002
                                                         -------------            -------------
          Total current assets                                 120,692                   78,846
Property, plant and equipment, net                             374,013                  363,805
Net prepaid pension cost                                        47,514                   44,713
Goodwill and other intangible assets, net                      255,948                  239,909
Other assets                                                     9,257                    9,186
                                                         -------------            -------------
          Total assets                                   $     807,424            $     736,459
                                                         =============            =============

LIABILITIES AND PARTNERS' CAPITAL/
PREDECESSOR EQUITY
Current liabilities:
     Accounts payable                                    $      40,730            $      22,298
     Accrued employment and benefit costs                       25,389                   19,975
     Accrued insurance                                           5,280                    4,470
     Customer deposits and advances                              8,242                    8,501
     Accrued interest                                            8,222                        -
     Other current liabilities                                  13,963                    9,097
                                                         -------------            -------------
          Total current liabilities                            101,826                   64,341
Long-term debt                                                 428,229                        -
Postretirement benefits obligation                              81,374                   83,098
Accrued insurance                                               19,456                   18,569
Other liabilities                                               11,860                   12,216
                                                         -------------            -------------
          Total liabilities                                    642,745                  178,224
                                                         =============            =============
Commitments and contingencies
Predecessor equity                                                   -                  558,235
Partners' capital:
     Common unitholders                                        129,283                        -
     Subordinated unitholder                                    40,100                        -
     General Partner                                             3,286                        -
     Unearned compensation                                      (7,990)                       -
                                                         -------------            -------------

          Total partners' capital/predecessor equity           164,679                  558,235
                                                         -------------            -------------
          Total liabilities and partners' capital/
            predecessor equity                           $     807,424            $     736,459
                                                         =============            =============



The accompanying notes are an integral part of these consolidated financial statements.


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    ( in thousands, except per Unit amounts)


                                        October 1, 1995                      October 1, 1995
                                            through         March 5, 1996        through
                                       September 28, 1996     through         March 4, 1996
                                           (Combined)     September 28, 1996  (Predecessor)
                                           ----------     ------------------  -------------

  Revenues
     Propane                               $   641,679        $  289,058       $  352,621
     Other                                      66,267            34,889           31,378
                                                ------            ------           ------
                                               707,946           323,947          383,999

  Costs and expenses
     Cost of sales                               377,692         173,201          204,491
     Operating                                   203,426         114,436           88,990
     Depreciation and amortization                35,862          21,046           14,816
     Selling, general and administrative
     expenses                                    31,344           18,728           12,616
     Management fee                               1,290                0            1,290
                                                 ------           ------           ------
                                                649,614          327,411          322,203

   Income (loss) before interest expense
     and income taxes                            58,332           (3,464)          61,796
   Interest expense, net                         17,171           17,171                0
   Income (loss) before provision
     for income taxes                            41,161          (20,635)          61,796
   Provision for income taxes                    28,294              147           28,147
                                                 ------           ------           ------
   Net income (loss)                       $     12,867      $   (20,782)      $   33,649
                                                =======          =======          =======

   General Partner's interest in net loss                    $      (416)
                                                                 -------
   Limited Partners' interest in net loss                    $   (20,366)
                                                                 =======
   Net loss per Unit                                         $     (0.71)
                                                                 =======
   Weighted average number of Units outstanding                   28,726
                                                                 -------





The accompanying notes are an integral part of these consolidated financial statements.


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 ( in thousands)


                                                            Year Ended
                                     ---------------------------------------------------------
                                     September 28, 1996   September 30, 1995   October 1, 1994
                                         (Combined)          (Predecessor)       (Predecessor)
                                         ----------          -------------       -------------

Revenues
     Propane                           $    641,679         $    570,064        $   612,757
     Other                                   66,267               63,556             65,010
                                             ------               ------             ------
                                            707,946              633,620            677,767


Costs and expenses
     Cost of sales                          377,692              318,896            330,540
     Operating                              203,426              197,348            209,879
     Depreciation and amortization           35,862               34,055             34,300
     Selling, general and administrative
       expenses                              31,344               24,677             24,058
     Management fee                           1,290                3,100              3,500
                                              -----                -----              -----
                                            649,614              578,076            602,277

Income before interest expense and
  income taxes                               58,332               55,544             75,490
Interest expense, net                        17,171                    0                  0
                                             ------               ------             ------
Income before provision for income taxes     41,161               55,544             75,490
Provision for income taxes                   28,294               25,299             33,644
                                             ------               ------             ------
     Net income                        $     12,867         $     30,245        $    41,846
                                             ======               ======             ======










The accompanying notes are an integral part of these consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     October 1, 1995                        October 1, 1995
                                                         through          March 5, 1996         through
                                                    September 28, 1996       through         March 4, 1996
                                                       (Combined)       September 28, 1996   (Predecessor)
                                                       ----------       ------------------   -------------

Cash flows from operating activities:
  Net income (loss)                                       $  12,867         $ (20,782)          $ 33,649
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operations:
     Depreciation                                            28,920            16,887             12,033
     Amortization                                             6,942             4,159              2,783
     (Gain) on disposal of property, plant and
       equipment                                               (241)             (156)               (85)
 Changes in operating assets and liabilities, net of
   acquisitions and dispositions:
     (Increase)/decrease in accounts receivable             (13,976)           42,667            (56,643)
     (Increase)/decrease in inventories                      (3,510)           (6,339)             2,829
     (Increase) in prepaid expenses and
       other current assets                                  (5,565)           (3,691)            (1,874)
     Increase in accounts payable                            18,432             9,097              9,335
     Increase in accrued employment
       and benefit costs                                      5,754             3,451              2,303
     Increase in accrued interest                             8,222             8,222                 --
     Increase/(decrease) in other accrued liabilities         5,417             8,947             (3,530)
 Other noncurrent assets                                     (2,872)           (1,669)            (1,203)
 Deferred credits and other noncurrent liabilities           (1,194)            2,168             (3,362)
                                                             ------             -----             ------
     Net cash provided by (used in) operating activities     59,196            62,961             (3,765)
                                                             ------            ------             ------

Cash flows from investing activities:
 Capital expenditures                                       (25,885)          (16,089)            (9,796)
 Acquisitions                                               (28,529)          (15,357)           (13,172)
 Proceeds from the sale of property, plant
   and equipment                                              2,000               997              1,003
                                                              -----               ---              -----
      Net cash used in investing activities                 (52,414)          (30,449)           (21,965)
                                                            -------           -------            -------
Cash flows from financing activities:
 Cash activity with parent, net                              25,799                --             25,799
 Proceeds from settlement with former parent                  5,560             5,560                 --
 Proceeds from debt placement                               425,000           425,000                 --
 Proceeds from Common Unit offering                         413,569           413,569                 --
 Debt placement and credit agreement expenses                (6,224)           (6,224)                --
 Cash distribution to General Partner                      (832,345)         (832,345)                --
 Partnership distribution                                   (19,346)          (19,346)                --
                                                            -------           -------             ------
      Net cash provided by (used in) financing activities    12,013           (13,786)            25,799
                                                             ------           -------             ------
Net increase in cash and cash equivalents                    18,795            18,726                 69
Cash and cash equivalents at beginning of period                136               205                136
                                                                ---               ---                ---
Cash and cash equivalents at end of period                $  18,931         $  18,931           $    205
                                                          =========         =========           ========

Supplemental disclosure of cash flow information:
 Cash paid for interest                                   $  10,550         $  10,550           $     --
                                                          =========         =========           ========

Non cash investing and financing activities
 Assets acquired by incurring note payable                $   3,528         $   3,528           $     --
                                                          =========         =========           ========


The accompanying notes are an integral part of these consolidated financial statements.


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                                   Year Ended

                                                      September 28, 1996  September 30, 1995    October 1, 1994
                                                          (Combined)         (Predecessor)       (Predecessor)
                                                          ----------         -------------       -------------


Cash flows from operating activities:
     Net income                                            $  12,867           $ 30,245             $  41,846
     Adjustments to reconcile net income  to
      net cash provided by operations:
          Depreciation                                        28,920             27,746                28,050
          Amortization                                         6,942              6,309                 6,250
       (Gain)/loss on disposal of property, plant
            and equipment                                       (241)            (1,492)                  114
     Changes in operating assets and liabilities,
       net of acquisitions and dispositions:
         (Increase)/decrease in accounts receivable          (13,976)             6,173                 3,555
         (Increase)/decrease  in inventories                  (3,510)             2,692                11,027
         (Increase)/decrease in prepaid expenses
            and other current assets                          (5,565)               693                   933
          Increase/(decrease) in accounts payable             18,432                878                (7,180)
          Increase/(decrease) in accrued employment
           and benefit costs                                   5,754             (1,199)                3,110
          Increase in accrued interest                         8,222                 --                    --
          Increase/(decrease) in other accrued liabilities     5,417             (4,362)               (3,962)
     Other noncurrent assets                                  (2,872)            (1,372)               (1,181)
     Deferred credits and other noncurrent liabilities        (1,194)           (12,594)               (5,495)
                                                              ------            -------                ------
               Net cash provided by operating activities      59,196             53,717                77,067
                                                              ------             ------                ------
Cash flows from investing activities:
      Capital expenditures                                   (25,885)           (21,359)              (17,839)
      Acquisitions                                           (28,529)            (5,817)               (1,448)
      Proceeds from the sale of property, plant
       and equipment                                           2,000              4,859                 3,161
                                                               -----              -----                 -----
               Net cash used in investing activities         (52,414)           (22,317)              (16,126)
                                                             -------            -------               -------
Cash flows from financing activities:
     Cash activity with parent, net                           25,799            (31,562)              (68,093)
     Proceeds from settlement with former parent               5,560                 --                    --
     Proceeds from debt placement                            425,000                 --                    --
     Proceeds from Common Unit offering                      413,569                 --                    --
     Debt placement and credit agreement expenses             (6,224)                --                    --
     Cash distribution to General Partner                   (832,345)                --                    --
     Partnership distribution                                (19,346)                --                    --
                                                             -------            -------               -------
       Net cash provided by (used in) financing activities    12,013            (31,562)              (68,093)
                                                              ------            -------               -------
Net increase (decrease) in cash and cash equivalents          18,795               (162)               (7,152)
Cash and cash equivalents at beginning of period                 136                298                 7,450
                                                               -----              -----                 -----
Cash and cash equivalents at end of period                 $  18,931           $    136             $     298
                                                           =========           ========             =========

Supplemental disclosure of cash flow information:
      Cash paid for interest                               $  10,550           $     --             $      --

Non cash investing and financing activities
   Assets acquired by incurring note payable               $   3,528           $     --             $      --


The accompanying notes are an integral part of these consolidated financial statements.


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)


                                                                                                         Unearned           Total
                                        Number of Units                                     General    Compensation       Partners'
                                     Common   Subordinated      Common     Subordinated     Partner   Restricted Units     Capital
                                     ------   ------------      ------     ------------     -------   ----------------     -------

Balance at March 5, 1996                -             -              -             -              -          -               -

    Contribution in connection
      with formation of the
      Partnership and issuance
      of Common Units                21,562        7,164       $ 150,488     $  49,890       $ 4,089                      $ 204,467

    Quarterly distribution                                       (14,239)       (4,720)         (387)                       (19,346)

    Unamortized restricted Unit
       compensation                                                8,330                                   $  (7,990)           340

    Net loss                            -             -          (15,296)       (5,070)         (416)              -        (20,782)
                                    -------       -------        -------        ------        ------         -------       --------
Balance at September 28, 1996        21,562         7,164      $ 129,283     $  40,100       $ 3,286       $  (7,990)     $ 164,679
                                     ======         =====      =========     =========       =======       =========      =========


              SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 1996
                             (Dollars in thousands)


1.  Partnership Organization and Formation

Suburban Propane Partners, L.P. (the "Partnership") was formed on December 19, 1995 as a Delaware limited partnership. The Partnership and its subsidiary, Suburban Propane, L.P. (the "Operating Partnership"), were formed to acquire and operate the propane business and assets of the Suburban Propane Division of Quantum Chemical Corporation (the "Predecessor Company"). In addition, Suburban Sales & Service, Inc. (the "Service Company"), a subsidiary of the Operating Partnership, was formed to acquire and operate the service work and appliance and parts businesses of the Predecessor Company. The Partnership, the Operating Partnership and the Service Company are collectively referred to hereinafter as the "Partnership Entities." The Partnership Entities commenced operations on March 5, 1996 (the "Closing Date") upon consummation of an initial public offering of 18,750,000 Common Units representing limited partner interests in the Partnership (the "Common Units"), the private placement of $425,000 aggregate principal amount of Senior Notes due 2011 issued by the Operating Partnership (the "Senior Notes") and the transfer of all the propane assets (excluding the net accounts receivable balance) of the Predecessor Company to the Operating Partnership and the Service Company. On March 25, 1996, the underwriters of the Partnership's initial public offering exercised an overallotment option to purchase an additional 2,812,500 Common Units.

Suburban Propane GP, Inc. (the "General Partner") is a wholly-owned subsidiary of Quantum Chemical Corporation ("Quantum") and serves as the general partner of the Partnership and the Operating Partnership. Both the General Partner and Quantum are indirect wholly-owned subsidiaries of Millennium Chemicals Inc. ("Millennium") which was formed as a result of Hanson PLC's (the "Parent Company") demerger in October 1996. The General Partner holds a 1% general partner interest in the Partnership and a 1.0101% general partner interest in the Operating Partnership. In addition, the General Partner owns a 24.4% limited partner interest in the Partnership. This limited partner interest is evidenced by 7,163,750 Subordinated Units representing limited partner interests in the Partnership. The General Partner has delegated to the Partnership's Board of Supervisors all management powers over the business and affairs of the Partnership Entities that the General Partner possesses under applicable law.

The Partnership Entities are, and the Predecessor Company was, engaged in the retail and wholesale marketing of propane and related appliances and services. The Partnership believes it is the third largest retail marketer of propane in the United States, serving more than 730,000 active residential, commercial, industrial and agricultural customers from 352 Customer Service Centers in 41 states. The Partnership's operations are concentrated in the east and west coast regions of the United States. The retail propane sales volume of the Partnership was approximately 567 million gallons during the fiscal year ended September 28, 1996. Based on industry statistics, the Partnership believes that its retail propane sales volume constitutes approximately 6% of the domestic retail market for propane.


    2. Basis of Presentation and Summary of Significant Accounting Policies

BASIS OF PRESENTATION. The consolidated financial statements present the consolidated financial position, results of operations and cash flows of the Partnership Entities, and the Predecessor Company for periods prior to the Closing Date. All significant intercompany transactions and accounts have been eliminated.

FISCAL PERIOD. The Partnership and the Predecessor Company's fiscal year ends on the last Saturday nearest to September 30. Because the Partnership commenced operations on the Closing Date, the accompanying statements of operations and cash flows present the consolidated results of operations and cash flows of the Partnership for the period March 5, 1996 to September 28, 1996 and the results of operations and cash flows of the Predecessor Company for the period October 1, 1995 to March 4, 1996 and the two fiscal years ended September 30, 1995. Solely for purposes of comparing the results of operations of the Partnership for the year ended September 28, 1996 with those of the Predecessor Company in the prior year periods, the statement of operations date for the year ended September 28, 1996 is comprised of the combined statements of operations of the Predecessor Company for the period October 1, 1995 to March 4, 1996 and the Partnership for the period March 5, 1996 to September 28, 1996.

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

CASH EQUIVALENTS. The Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of these instruments.

REVENUE RECOGNITION. Sales of propane are recognized at the time product is shipped or delivered to the customer. Revenue from the sale of propane, appliances and equipment is recognized at the time of sale or installation. Revenue from repairs and maintenance is recognized upon completion of the service.

INVENTORIES. Inventories  are  stated  at  the  lower of cost or market. Cost is
determined   using  a  weighted  average  method  for  propane  and  a  specific identification  basis for appliances.

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are stated at cost. Depreciation is determined for related groups of assets under the straight-line method based upon their estimated useful lives as follows:

    Buildings                                                           40 Years
    Building and land improvements                                   10-20 Years
    Transportation equipment                                          5-30 Years
    Storage facilities                                                  30 Years
    Equipment, primarily tanks and cylinders                          3-40 Years

Expenditures for maintenance and routine repairs are expensed as incurred.

GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and other intangible assets are comprised of the following:

                                            September 28,       September 30,
                                                 1996        1995 (Predecessor)
                                            -------------    ------------------
   Goodwill                                    $265,292             $251,784
   Debt Origination Costs                         6,224                    0
   Other, principally noncompete agreements       4,003                  754
                                               --------             --------
                                                275,519              252,538
   Less: Accumulated amortization                19,571               12,629
                                               --------             --------
                                               $255,948             $239,909
                                               ========             ========

Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized on a straight-line basis over forty years from the date of acquisition.

Debt origination costs represent the costs incurred in connection with the placement of the $425,000 of Senior Notes which is being amortized on a straight line basis over 15 years.

The Partnership periodically evaluates goodwill for impairment by calculating the anticipated future cash flows attributable to its operations. Such expected cash flows, on an undiscounted basis, are compared to the carrying values of the tangible and intangible assets, and if impairment is indicated, the carrying value of goodwill is adjusted. In the opinion of management, no impairment of goodwill exists (see "New Pronouncement" below).

ACCRUED INSURANCE. Accrued insurance represents the estimated costs of known and anticipated or unasserted claims under the Partnership's general and product, workers' compensation and automobile insurance policies. Accrued insurance provisions for unasserted claims arising from unreported incidents are based on an analysis of historical claims data. For each claim, the Partnership records a self-insurance provision up to the estimated amount of the probable claim or the amount of the deductible, whichever is lower. Claims are generally settled within 5 years of origination.

INCOME TAXES. As discussed in Note 1, the Partnership Entities consist of two limited partnerships, the Partnership and the Operating Partnership, and one corporate entity, the Service Company. For federal and state income tax purposes, the earnings attributable to the Partnership and Operating Partnership are included in the tax returns of the individual partners. As a result, no recognition of income tax expense has been reflected in the Partnership's consolidated financial statements relating to the earnings of the Partnership and Operating Partnership. The earnings attributable to the Service Company are subject to federal and state income taxes. Accordingly, the Partnership's consolidated financial statements reflect income tax expense related to the Service Company's earnings. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership agreement.

For federal income tax purposes, the Predecessor Company was included in the consolidated tax return of a United States affiliate of the Parent Company. The Predecessor Company's tax assets, liabilities, expenses and benefits result from the tax effect of its transactions determined as if the Predecessor Company filed a separate income tax return. The Predecessor Company's income taxes were paid by an affiliate of the Parent Company in which income tax expense was credited through an intercompany account included in the accompanying balance sheets as predecessor equity.

Income taxes are provided based on the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns in different years. Under this method, deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

UNIT-BASED COMPENSATION. The Partnership accounts for Unit-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Upon issuance of Units under the plan, unearned compensation equivalent to the market value of the restricted Units is charged at the date of grant. The unearned compensation is amortized ratably over the restricted periods. The unamortized unearned compensation value is shown as a reduction of partners' capital in the accompanying consolidated balance sheet.

The Partnership adopted the disclosure-only option of SFAS No. 123, "Accounting for Stock-Based Compensation"("SFAS No. 123") as of September 28, 1996. If the accounting provisions of SFAS No. 123 had been adopted as of the beginning of fiscal 1995, the effect on 1995 net earnings would not be material. Further, based upon the current and anticipated use of restricted units, the Partnership believes the impact of SFAS No. 123 would not be material in any future period.

NET INCOME (LOSS) PER UNIT. Net income (loss) per Unit is computed by dividing net income (loss), after deducting the General Partner's 2% interest, by the weighted average number of outstanding Common Units and Subordinated Units.

RECLASSIFICATIONS. Certain prior period balances have been reclassified to conform with the current period presentation.

NEW PRONOUNCEMENT. On March 5, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). This statement requires impairment losses to be recorded on long-lived assets used in operations and certain identifiable intangible assets when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Adoption of SFAS No. 121 did not have an impact on the financial statements.

3. Supplemental Unaudited Pro Forma Financial Information

The following unaudited pro forma condensed consolidated statements of operations for the years ended September 28, 1996 and September 30, 1995 were derived from the historical statements of operations of the Predecessor Company for the period October 1, 1994 through March 4, 1996 and the consolidated statement of operations of the Partnership from March 5, 1996 through September 28, 1996. The unaudited pro forma condensed consolidated statements of operations were prepared to reflect the effects of the Partnership formation as if it had been completed in its entirety as of the beginning of the periods presented. However, these statements do not purport to present the results of operations of the Partnership had the partnership formation actually been completed as of the beginning of the periods presented. In addition, the unaudited pro forma condensed consolidated financial statements of operations are not necessarily indicative of the results of future operations of the Partnership.


                                                          Year Ended
                                                September 28,    September 30,
                                                    1996            1995
                                                -------------    -------------
Revenues
    Propane                                      $641,679           $570,064
    Other                                          66,267             63,556
                                                 --------           --------
                                                  707,946            633,620
Cost and Expenses
    Cost of sales                                 377,692            318,896
    Operating                                     203,426            197,348
    Depreciation and amortization                  35,862             34,055
    Selling, general and administrative expenses   32,634             27,777
                                                 --------           --------
                                                  649,614            578,076

Income before interest expense and income taxes    58,332             55,544
Interest expense, net                              31,197             32,045
                                                 --------           --------
Income before provision for income taxes           27,135             23,499
Provision for income taxes                            250                250
                                                 --------           --------
Net income                                       $ 26,885           $ 23,249
                                                 ========           ========


General Partner's interest in net income         $    538           $    465
                                                 --------           --------
Limited Partners' interest in net income         $ 26,347           $ 22,784
                                                 ========           ========
Net income per Unit                              $   0.92           $   0.79
                                                 ========           ========
Weighted average number of Units outstanding       28,726             28,726
                                                 ========           ========

    Significant pro forma adjustments reflected in the above data include the following for each of the years presented:

1. The elimination of management fees paid by the Predecessor Company to an affiliate of its former Parent Company.

2. The addition of the estimated incremental general and administrative costs associated with the Partnership operating as a publicly traded partnership.

3. An adjustment to interest expense to reflect the interest expense associated with the Senior Notes and Bank Credit Facilities.

4. The elimination of the provision for income taxes, as income taxes will be borne by the Partners and not the Partnership, except for corporate income taxes related to the Service Company.

4. Distributions of Available Cash

The Partnership makes distributions to its partners with respect to each fiscal quarter of the Partnership in an aggregate amount equal to its Available Cash for such quarter. Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. These reserves are retained for the proper conduct of the Partnership's business, the payment of debt principal and interest and for distributions during the next four quarters. Distributions by the Partnership in an amount equal to 100% of its Available Cash will generally be made 98% to the Common and Subordinated Unitholders and 2% to the General Partner, subject to the payment of incentive distributions in the event Available Cash exceeds the Minimum Quarterly Distribution ($.50) on all units. To the extent there is sufficient Available Cash, the holders of Common Units have the right to receive the Minimum Quarterly Distribution, plus any arrearages, prior to the distribution of Available Cash to holders of Subordinated Units. Common Units will not accrue arrearages for any quarter after the Subordination Period (as defined below) and Subordinated Units will not accrue any arrearages with respect to distributions for any quarter.

The Subordination Period will generally extend until the first day of any quarter beginning after March 31, 2001 in respect of which (a) distributions of Available Cash from Operating Surplus on the Common Units and the Subordinated Units with respect to each of the three consecutive four-quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units during such periods, (b) the Adjusted Operating Surplus generated during each of the three consecutive four-quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units and related distribution on the General Partner interest in the Partnership during such periods, and (c) there are no outstanding Common Unit Arrearages. Upon expiration of the Subordination Period, all remaining Subordinated Units will convert into Common Units on a one-for-one basis and will thereafter participate pro rata with the other Common Units in distributions of Available Cash.

For the seven month period ended September 28, 1996, the Partnership paid $19,346 in Minimum Quarterly Distributions on all outstanding Common Units and Subordinated Units for the partial quarter ended March 30, 1996 and the quarter ended June 29, 1996. The Partnership paid the Minimum Quarterly Distribution of $14,363 on all outstanding Common Units and Subordinated Units for the quarter ended September 28, 1996 on November 12, 1996. The distributions were paid to all holders of record on the applicable quarter end record date.

5. Related Party Transactions

The Predecessor Company's cash accounts were managed on a centralized basis by an affiliate of the former Parent Company. Accordingly, cash receipts and disbursements were received by or made through the affiliate company. Cash transactions between or on behalf of the Predecessor Company are included in the accompanying balance sheet in the predecessor equity account.
                                      F-14
The Predecessor Company was also provided management, treasury, insurance, employee benefits, tax and accounting services by an affiliate of the former Parent Company. As consideration for the services provided by the affiliate, the Predecessor Company was charged an annual management fee based on a percentage of revenue. In the opinion of management, the management fee allocation represented a reasonable estimate of the cost of services provided by the affiliate on behalf of the Predecessor Company. However, the fee was not necessarily indicative of the level of expenses which might have been incurred by the Predecessor Company operating on a stand-alone basis. Management fees for the period October 1, 1995 to March 4, 1996 and the years ended September 30, 1995 and October 1, 1994 were $1,290, $3,100 and $3,500, respectively.

Pursuant to the Contribution, Conveyance and Assumption Agreement dated as of March 4, 1996, between Quantum and the Partnership (the "Contribution Agreement"), Quantum retained ownership of the Predecessor Company's accounts receivable, net of allowance for doubtful accounts, as of the Closing Date. The Partnership retained from the net proceeds of the Common Unit offering cash in an amount equal to the net book value of such accounts receivable. In accordance with the Contribution Agreement, the Partnership had agreed to collect such accounts receivable on behalf of Quantum which amounted to $97,700 as of the Closing Date. As of September 28, 1996, the Operating Partnership had satisfied its obligation to Quantum under such arrangement.

The Predecessor was provided computerized information services by Quantum . Charges related to these services, included in selling, general and administrative expenses in the accompanying statements of operations, were $148, $1,731 and $2,081 for the period October 1, 1995 to March 4, 1996 and the years ended September 30, 1995 and October 1, 1994, respectively.

Pursuant to a Computer Services Agreement (the "Services Agreement") dated as of the Closing Date between Quantum and the Partnership, Quantum permits the Partnership to utilize Quantum's mainframe computer for the generation of customer bills, reports and information regarding the Partnership's retail sales. For the seven months ended September 28, 1996, the Partnership incurred expenses of $218 under the Services Agreement.

6.  Selected Balance Sheet Information

Inventories consist of:
                                               September 28,     September 30,
                                                  1996         1995(Predecessor)
                                                ----------     -----------------

          Propane                                $ 36,213           $ 33,474
          Appliances                                3,960              3,189
                                                 --------           --------
                                                 $ 40,173           $ 36,663
                                                 ========           ========

The Partnership enters into contracts to buy propane for supply purposes. Such contracts generally have terms of less than one year, with propane costs based on market prices at the date of delivery.

Property, plant and equipment consist of:
                                            September 28,        September 30,
                                                1996         1995 (Predecessor)
                                            -------------     ------------------


     Land and improvements                     $ 29,462            $ 27,964
     Buildings and improvements                  43,909              39,966
     Transportation equipment                    48,470              42,489
     Storage facilities                          16,836              15,561
     Equipment, primarily tanks and cylinders   321,323             294,892
                                               --------            --------
                                                460,000             420,872
     Less: accumulated depreciation              85,987              57,067
                                               --------            --------
                                               $374,013            $363,805
                                               ========            ========

7.  Long-Term Debt and Bank Credit Facilities

Long-term debt consists of:
                                                                 September 28,
                                                                      1996
                                                                 -------------
               Senior Notes, 7.54%, due
                June 30, 2011                                        $425,000
               Note Payable, 8%, due
                in Annual Installments through 2006                      3,528
                                                                  -----------
                                                                      428,528
               Less:  current portion                                     299
                                                                  -----------
                                                                     $428,229
                                                                  ===========

On the Closing Date, the Operating Partnership issued $425,000 of Senior Notes with an annual interest rate of 7.54%. The Operating Partnership's obligations under the Senior Note Agreement are unsecured and will rank on an equal and ratable basis with the Operating Partnership's obligations under the Bank Credit Facilities discussed below. The Senior Notes will mature June 30, 2011, and require semiannual interest payments which commenced June 30, 1996. The Note
Agreement requires that the principal be paid in equal annual payments of $42,500 starting June 30, 2002.

The Bank Credit Facilities consist of a $100,000 acquisition facility (the "Acquisition Facility") and a $75,000 working capital facility (the "Working Capital Facility"). The Operating Partnership's obligations under the Bank Credit Facilities are unsecured on an equal and ratable basis with the Operating Partnership's obligations under the Senior Notes. The Bank Credit Facilities will bear interest at a rate based upon either LIBOR, Chemical Bank's prime rate or the Federal Funds effective rate plus 1/2 of 1% and in each case, plus a margin. In addition, an annual fee (whether or not borrowings occur), is payable quarterly ranging from 0.125% to 0.375% based upon certain financial tests.

The Working Capital Facility will expire on March 1, 1999. The Acquisition Facility will expire on March 1, 2003. Any loans outstanding under the Acquisition Facility after March 1, 1999 will require equal quarterly principal payments over a four year period. No amounts were outstanding under the Bank Credit Facilities as of September 28, 1996.

The fair value of the Partnership's long-term debt is estimated based on the current rates offered to the Partnership for debt of the same remaining maturities. The carrying value of the Partnership's long-term debt approximates its fair market value.

The Senior Note Agreement and Bank Credit Facilities contains various restrictive and affirmative covenants applicable to the Operating Partnership, including (a) maintenance of certain financial tests, (b) restrictions on the incurrence of additional indebtedness, and (c) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. For the period March 5, 1996 to September 28, 1996, interest expense was $18,772.

8.    Restricted Unit Plan

The Partnership adopted the 1996 Restricted Unit Award Plan (the "Restricted Unit Plan") which authorizes the issuance of Common Units with an aggregate value of $15,000 (731,707 Common Units valued at the initial public offering price of $20.50 per Unit) to executives, managers and Elected Supervisors of the Partnership. Units issued under the Restricted Unit Plan are subject to a bifurcated vesting procedure such that (a) twenty-five percent of the issued Units will vest over time with one-third of such units vesting at the end of each of the third, fifth and seventh anniversaries of the issuance date, and (b) the remaining seventy-five percent of the Units will vest automatically upon, and in the same proportions as, the conversion of Subordinated Units to Common Units. Restricted Unit Plan participants are not eligible to receive quarterly distributions or vote their respective Units until vested. Restrictions generally limit the sale or transfer of the Units during the restricted periods. The value of the restricted Unit is established by the market price of the Common Unit at the date of grant.

As of and for the seven months ended September 28, 1996, a total of 388,533 restricted Common Units were awarded. For the seven months ended September 28, 1996, the Partnership amortized $340 of compensation expense.

9.   Postretirement Pension Plans and Other Postemployment Benefits

Concurrent with the Partnership formation, employees of the Predecessor Company became employees of the Partnership and the Partnership assumed the Predecessor Company's employee-related liabilities.

Defined Benefit Plans

Prior to the Partnership formation, employees of the Predecessor Company participated in two noncontributory defined benefit pension plans with contributions being made by Quantum and the assets being maintained in the Hanson America Inc. Master Trust. Subsequent to the Partnership formation, the two defined benefit plans were merged and the plan assets were transferred into a separate trust maintained by the Partnership. The trusts' assets consist primarily of common stock, fixed income securities and real estate. Included in the Hanson America Inc. Master Trust were Hanson ordinary shares and sponsored American Depository Receipts which, at market value, comprised 2.5% of the trust's assets at September 30, 1995. As of September 28, 1996, the trust maintained by the Partnership included Hanson ordinary shares which, at market value, comprised 1.9% of the trust's assets.

The benefits for the plan are based on years of service and the employee's salary at or near retirement. Contributions to the defined benefit plan are made by the Partnership in accordance with the Employee Retirement Income Security Act of 1974 minimum funding standards plus additional amounts which may be determined from time-to-time.

    The following table sets forth the plans' actuarial assumptions:


                                                September 28,    September 30,
                                                    1996             1995
                                                                 (Predecessor)
                                                -------------    -------------
  Weighted-average discount rate                      7.75%            7.5%
  Average rate of compensation increase               4.25%            4.3%
  Weighted-average expected long-term rate of
  return on plan assets                                9.0%            9.0%

                                      F-17
    The following table sets forth the plans' funded status and net prepaid pension cost:


                       September 28, 1996      September 30, 1995 (Predecessor)

                                                        Plan Whose   Plan Whose
                                                        Assets       Accumulated
                                                        Exceed       Benefits
                                                        Accumulated  Exceed
                                                        Benefits     Assets

 Actuarial present value of benefit obligation
     Vested benefit obligation               $ 122,786   $ 103,731    $   8,316
     Non-vested benefit obligation               5,859       5,564          563
                                             ---------   ---------    ---------
     Accumulated benefit obligation          $ 128,645   $ 109,295    $   8,879
                                             =========   =========    =========

 Projected benefit obligation                 $140,535   $ 121,698    $   9,589
 Plan assets at fair value                     172,773     158,425        7,674
                                             ---------   ---------    ---------

 Plan assets in excess of (less than) projected
  benefit obligation                            32,238      36,727      (1,915)
 Unrecognized net loss                          15,276       9,371          530
                                             ---------   ---------    ---------
     Net prepaid pension cost                $  47,514   $  46,098    $ (1,385)
                                             =========   =========    =========


The net periodic pension income includes the following:

                                                                                             Year Ended
                                      Period March 5, 1996    Period October 1,    September 30,      October 1,
                                      to September 28, 1995      to March 4,          1995               1994
                                           1996              1996 (Predecessor)   (Predecessor)    (Predecessor)
                                      -----------------------------------------------------------------------------
  Service cost-benefits earned
   during the period                         $   2,616           $   1,869            $   4,322        $   4,989
  Interest cost on projected benefit
   obligation                                    5,748               4,106                9,308            9,573
  Actual return on plan assets                 (10,233)             (7,310)             (14,180)         (15,664)
      Net amortization and deferral                310                 221                    -                -
                                             ---------           ---------            ---------        ---------
        Net periodic pension income           $ (1,559)          $  (1,114)           $    (550)       $  (1,102)
                                             =========           =========            =========        =========

Defined Contribution Pension Plans

The  Partnership  has  defined   contribution  plans  covering  most  employees.
Contributions  and  costs  are  a  percent  of  the   participating   employees'
compensation. These amounts totaled $1,103, $788, $1,774 and $1,554 for the seven months ended September 28, 1996, the five months ended March 4, 1996 and the years ended September 30, 1995 and October 1, 1994, respectively.

Postretirement Benefits Other Than Pensions

The Partnership provides postretirement health care and life insurance benefits for certain retired employees. The Partnership employees hired prior to July 1993 are eligible for such benefits if they reach a specified retirement age while working for the Partnership.

The Partnership does not fund its postretirement benefit plan. The following table presents the plan's accrued postretirement benefit cost included in the accompanying balance sheets at September 28, 1996 and September 30, 1995:

                                                   September 28,   September 30,
                                                       1996            1995
                                                                   (Predecessor)
                                                   -------------   -------------

     Retirees                                         $  76,769        $ 71,429
     Fully eligible active plan participants              2,160           2,268
     Other active plan participants                      11,776          14,077
                                                         ------          ------

     Accumulated postretirement benefit obligation       90,705          87,774
     Unrecognized net loss                               (5,660)         (1,431)
                                                         ------          ------
     Accrued postretirement benefit cost                 85,045          86,343
     Less:  current portion                               3,671           3,245
                                                         ------          ------

     Noncurrent liability                             $  81,374        $ 83,098
                                                         ======          ======

The net periodic postretirement benefit cost includes the following components:

                                                                              Year Ended
                            Period March 5, 1996  Period October 1,  September 30,   October 1,
                              to September 28,     1995 to March 4,      1995           1994
                                    1996          1996 (Predecessor) (Predecessor)  (Predecessor)
                            -------------------   ------------------ -------------  -------------

 Service cost                  $    473               $   338           $   730       $    813
 Interest cost                      918                   656             1,174          1,613
                               --------              --------           -------       --------

   Net periodic postretirement
   benefit cost                $  1,391               $   994           $ 1,904       $  2,426
                               ========               ======            =======       ========

The accumulated postretirement benefit obligation was based on a 11%, 12% and 13%, increase in the cost of covered health care benefits for 1996, 1995 and 1994, respectively. This rate is assumed to decrease gradually to 6% in 2003 and to remain at that level thereafter. Increasing the assumed health care cost trend rates by 1.0% in each year would increase the Partnership's accumulated postretirement benefit obligation as of September 28, 1996 by $3,365 and the aggregate of service and interest components of net periodic postretirement benefit cost for the combined twelve months ended September 28, 1996 by $14.

The   weighted-average   discount  rate  used  in  determining  the  accumulated
postretirement benefit obligation was 8.0% and 7.5% at September 28, 1996 and September 30, 1995, respectively.

10. Partners' Capital and Predecessor Equity

Partners' capital consists of 21,562,500 Common Units representing a 73.6% limited partner interest, 7,163,750 Subordinated Units representing a 24.4% limited partner interest (owned by the General Partner), and a 2% General Partner interest.

                                      F-19
   On August 29, 1996, the Partnership filed with the Securities and Exchange Commission a shelf registration statement on Form S-1 to register 3,000,000 Common Units representing limited partner interests in the Partnership. The registration statement was declared effective September 23, 1996. The Common Units may be issued from time-to-time by the Partnership in connection with the Partnership's acquisition of other businesses, properties or securities in business combination transactions.

The predecessor equity account reflects the Predecessor Company's activity between an affiliate of the former Parent Company for the period October 1, 1995 to March 4, 1996 and for the years ended September 30, 1995 and October 1, 1994.

An analysis of the predecessor equity is as follows:

                                             Period October 1,          Year Ended
                                             1995  to March 4,  September 30,   October 1,
                                                  1996              1995          1994
                                             ----------------   -------------   ----------

 Beginning balance                              $  558,235       $  559,552     $  585,799
                                                ----------       ----------     ----------
 Net income                                         33,649           30,245         41,846
                                                ----------       ----------     ----------
 Cash transfers, net                               (26,236)         (99,845)      (159,305)
 Amounts paid or accrued by parent on behalf of
  the Predecessor Company, net                      52,035           68,283         91,212
                                                ----------       ----------     ----------
   Cash activity with parent, net                   25,799          (31,562)       (68,093)
                                                ----------       ----------     ----------
   Ending balance                               $  617,683       $  558,235     $  559,552
                                                ==========       ==========     ==========

The predecessor equity account was non-interest bearing with no repayment terms and included $449,749, $265,625 and $349,291 in intercompany payables at March 4, 1996, September 30, 1995 and October 1, 1994, respectively.

11. Income Taxes

As discussed in Note 2, the Partnership's earnings for federal and state income tax purposes is included in the tax returns of the individual partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership except for earnings of the Service Company which are subject to federal and state income taxes. The information presented below relates to the Predecessor Company.

The provision for income taxes consists of the following:

                                   Period  October 1,           Year Ended
                                   1995  to March 4,    September 30,    October 1,
                                        1996                 1995           1994
                                        ----                 ----           ----
Current:
    Federal                           $  20,516          $  18,458       $  27,798
    State                                 5,809              5,216           7,855
                                      ---------          ---------       ---------
                                      $  26,325          $  23,674       $  35,653
Deferred                                  1,822              1,625          (2,009)
                                      ---------          ---------       ---------

  Total provision for income taxes    $  28,147          $  25,299       $  33,644
                                      =========          =========       =========


The net deferred tax liability, reflected in the intercompany balances included in the accompanying balance sheet at September 30, 1995 as predecessor equity, is as follows:

   Gross Deferred Tax Assets
    Reserves and accruals                         $    26,898
    Post retirement benefits                           34,981
    Intangible assets                                   6,414
    Other                                                 589
                                                  -----------

       Total gross deferred tax assets            $    68,882
                                                  -----------

    Gross Deferred Tax Liabilities
     Property, plant and equipment                $  (111,037)
     Prepaid pension asset                            (17,312)
     Safe harbor leases                                (4,341)
                                                  -----------

       Total gross deferred tax liabilities       $  (132,690)
                                                  -----------

      Net deferred tax liability                  $   (63,808)
                                                  ===========

A reconciliation of the statutory federal tax rate to the Predecessor Company's effective tax rate follows:

                                                             Period               Year Ended
                                                         October 1, 1995   September 30,   October 1,
                                                        to March 4, 1996        1995          1994
                                                        ----------------   -------------   ----------

  Statutory federal tax rate                                   35.0%           35.0%          35.0%
  Difference in tax rate due to:
   State income taxes, net of federal income tax benefit        6.0%            6.0%           6.0%
   Goodwill                                                     4.1%            4.1%           2.9%
   Other, net                                                   0.5%            0.5%           0.7%
                                                              ------          ------         ------
  Effective tax rate                                           45.6%           45.6%          44.6%
                                                              ======          ======         ======

12. Commitments and Contingencies

Commitments

The Partnership leases certain property, plant and equipment for various periods under noncancelable leases. Rental expense under operating leases was $7,844, $5,603, $11,563 and $8,468 for the seven months ended September 28, 1996, the five months ended March 4, 1996 and for the years ended September 30, 1995 and October 1, 1994, respectively.

Future minimum rental commitments under noncancelable operating lease agreements as of September 28, 1996 are as follows:

    Fiscal Year
    -----------
    1997                                                         $10,401
    1998                                                           6,517
    1999                                                           4,886
    2000                                                           2,650
    2001 and thereafter                                            7,307

                                        F-21
Contingencies

The Partnership is involved in various legal actions which have arisen in the normal course of business, including those relating to commercial transactions and product liability. It is the opinion of management, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership's financial position or future results of operations.

                     Index to Financial Statement Schedules
Suburban Propane Partners, L.P. and Subsidiaries


Schedule 11 Valuation and Qualifying Accounts for the period March 5, 1996 through September 28, 1996, October 1, 1995 through March 4, 1996 and for the years ended September 30, 1995 and October 1, 1994

                                                                     Schedule II

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                            Balance at    Charged to                  Deductions      Balance
                                             Beginning      Cost /         Other       (Amounts       at End
                                             of Period     Expenses      Additions   Charged Off)    of Period
                                             ---------     --------      ---------   ------------    ---------

Year Ended October 1, 1994
--------------------------

Allowance for doubtful accounts              $   2,982     $   4,415      $    --      $  (3,935)     $   3,462
                                             =========     =========      =======      =========      =========

Accumulated amortization:
  Goodwill                                   $      --     $   6,250      $    --      $      --     $    6,250
  Other Intangibles                          $      --     $      --      $    --      $      --     $       --
                                             ---------     ---------      -------      ---------     ----------
                  Total                      $      --     $   6,250      $    --      $      --     $    6,250
                                             =========     =========      =======      =========     ==========


Year Ended September 30, 1995
-----------------------------

Allowance for doubtful accounts              $   3,462     $   3,140      $    --      $  (3,440)    $    3,162
                                             =========     =========      =======      =========     ==========

Accumulated amortization:
  Goodwill                                   $   6,250     $   6,309      $    --      $      --      $  12,559
  Other intangibles                          $      --     $      70      $    --      $      --      $      70
                                             ---------     ---------      -------      ---------      ---------
                  Total                      $   6,250     $   6,379      $    --      $      --      $  12,629
                                             =========     =========      =======      =========      =========



October 1, 1995 to March 4, 1996
--------------------------------

Allowance for doubtful accounts              $   3,162     $   1,510      $    --      $  (1,510)     $   3,162
                                             =========     =========      =======      =========      =========

Accumulated amortization:
  Goodwill                                   $  12,559     $   2,714      $    --      $      --      $  15,273
  Other intangibles                          $      70     $      69      $    --      $      --      $     139
                                             ---------     ---------      -------      ---------      ---------
                  Total                      $  12,629     $   2,783      $    --      $      --      $  15,412
                                             =========     =========      =======      =========      =========



March 5, 1996 to September 28, 1996
-----------------------------------

Allowance for doubtful accounts              $   3,162     $   1,790      $    --      $  (1,640)     $   3,312
                                             =========     =========      =======      =========      =========
Accumulated amortization:
  Goodwill                                   $  15,273     $   3,716      $    --      $      --      $  18,989
  Other intangibles                          $     139     $     443      $    --      $      --      $     582
                                             ---------     ---------      -------      ---------      ---------
                   Total                     $  15,412     $   4,159      $    --      $      --      $  19,571
                                             =========     =========      =======      =========      =========
