Form 10-Q
period 1996-12-28
SUBURBAN PROPANE PARTNERS LP
filed 1997-02-07
CIK 1005210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 1996
                               -----------------
                                                        OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 16 OF THE SECURITIES
         EXCHANGE ACT OF 1934

for the transition period from ______ to ______

Commission File Number:  1-14222

                         SUBURBAN PROPANE PARTNERS, L.P.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                            22-3410353
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

240 Route 10 West,         Whippany, NJ                07981
--------------------------------------------------------------------------------
(Address of principal executive office)     (Zip Code)

(201)887-5300
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

                                    Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 28, 1996:

Suburban Propane Partners, L.P. - 21,562,500  Common Units
                                -  7,163,750   Subordinated Units

This Report contains a total of 17 pages.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                               Index to Form 10-Q

Part 1  Financial Information                                              Page

        Item 1 - Financial Statements

        Suburban Propane Partners, L.P. and Subsidiaries
        ------------------------------------------------

           Condensed Consolidated Balance Sheets as of  December 28, 1996    3
           and as of September 28, 1996

           Condensed Consolidated Statement of Operations for the three
           months ended December 28, 1996                                    4

           Condensed Consolidated Statement of Cash Flows for the
           three months ended December 28, 1996                              5

           Condensed Consolidated Statement of Partners' Capital
           for the three months ended December 28, 1996                      6

           Notes to Condensed Consolidated Financial Statements            7-11

        Suburban Propane division of Quantum Chemical Corporation
        ---------------------------------------------------------
        (Predecessor)
        -------------

           Condensed Consolidated Statement of Operations for the
           three months ended December 30, 1995                              4

           Condensed Consolidated Statement of Cash Flows for the
           three months ended December 30, 1995                              5

           Notes to Condensed Consolidated Financial Statements            7-11

        Item 2 - Management's Discussion and Analysis of  Financial
                 Condition and Results of Operations                      14-15

Part 2            Other Information
                  Item 5 - Other                                            16
                  Item 6 - Exhibits and Reports on Form 8-K                 16

                  Signatures                                                17

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)



                                                             December 28,  September 28,
                                                                 1996          1996
                                                                ----          ----
Current assets:
     Cash and cash equivalents .............................   $  19,290    $  18,931
     Accounts receivable, less allowance for
        doubtful accounts of $3,842 and $3,312, respectively     110,230       55,021
     Inventories ...........................................      57,012       40,173
     Prepaid expenses and other current assets .............       5,747        6,567
                                                               ---------    ---------
          Total current assets .............................     192,279      120,692
Property, plant and equipment, net .........................     374,015      374,013
Net prepaid pension cost ...................................      47,810       47,514
Goodwill and other intangible assets, net ..................     254,467      255,948
Other assets ...............................................       9,309        9,257
                                                               ---------    ---------
          Total assets .....................................   $ 877,880    $ 807,424
                                                               =========    =========


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable ......................................   $  58,815    $  40,730
     Accrued employment and benefit costs ..................      22,622       25,389
     Accrued insurance .....................................       5,280        5,280
     Short-term borrowings .................................      49,000         --
     Customer deposits and advances ........................       6,862        8,242
     Accrued interest ......................................      16,294        8,222
     Other current liabilities .............................      14,095       13,963
                                                               ---------    ---------
          Total current liabilities ........................     172,968      101,826
Long-term debt .............................................     428,229      428,229
Postretirement benefits obligation .........................      81,120       81,374
Accrued insurance ..........................................      16,811       19,456
Other liabilities ..........................................      11,232       11,860
                                                               ---------    ---------
          Total liabilities ................................     710,360      642,745
Partners' capital:
     Common unitholders ....................................     134,842      129,283
     Subordinated unitholder ...............................      40,754       40,100
     General Partners ......................................       3,340        3,286
     Unearned compensation .................................     (11,416)      (7,990)
                                                               ---------    ---------
          Total partners' capital ..........................     167,520      164,679
                                                               ---------    ---------

          Total liabilities and partners' capital ..........   $ 877,880    $ 807,424
                                                               =========    =========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    ( in thousands, except per unit amounts)
                                   (unaudited)

                                                        Three Months Ended
                                                  December 28,      December 30,
                                                      1996              1995
                                                                   (Predecessor)
                                                      -------          --------
Revenues
     Propane .....................................   $224,557          $170,697
     Other .......................................     21,471            19,982
                                                      -------          --------
                                                      246,028           190,679


Costs and expenses
     Cost of sales ...............................    148,094            97,295
     Operating ...................................     54,725            50,632
     Depreciation and amortization ...............      9,281             8,716
     Selling, general and administrative expenses       8,028             6,865
     Management fee ..............................          0               775
                                                     --------          --------
                                                      220,128           164,283

Income before interest expense and income taxes ..     25,900            26,396
Interest expense, net ............................      8,498                 0
                                                     --------          --------
Income before provision for income taxes .........     17,402            26,396
Provision for income taxes .......................         64            12,023
                                                     --------          --------
     Net income ..................................   $ 17,338          $ 14,373
                                                      =======          ========

General Partner's interest in net income .........   $    347
                                                     --------
Limited Partners' interest in net income .........   $ 16,991
                                                     ========
Net income per Unit ..............................   $   0.59
                                                     ========
Weighted average number of Units outstanding .....     28,726
                                                     --------












The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                              Three Months Ended Three Months Ended
                                                                 December 28,       December 30,
                                                                     1996               1995
                                                                                    (Predecessor)
                                                                 --------------- ------------------
Cash flows from operating activities:
     Net income ................................................  $      17,338    $      14,373
     Adjustments to reconcile net loss to net cash
      provided by (used in) operations:
          Depreciation .........................................          7,395            7,087
          Amortization .........................................          1,886            1,629
          Gain on disposal of property, plant and
            equipment ..........................................           (382)             (33)
     Changes in operating assets and liabilities, net of
       acquisitions and dispositions:
         (Increase) in accounts receivable .....................        (55,209)         (35,466)
         (Increase) in inventories .............................        (16,839)          (5,004)
         Decrease/(Increase) in prepaid expenses and
           other current assets ................................            820           (1,221)
         Increase in accounts payable ..........................         18,085            8,998
         (Decrease) in accrued employment
           and benefit costs ...................................         (2,609)          (2,340)
          Increase in accrued interest .........................          8,072                0
         (Decrease)  in other accrued liabilities ..............         (1,248)          (3,731)
     Other noncurrent assets ...................................           (348)              (4)
     Deferred credits and other noncurrent liabilities .........         (3,526)          (1,799)
                                                                        -------         --------
               Net cash used in operating activities ...........        (26,565)         (17,511)
                                                                       --------         --------
Cash flows from investing activities:
      Capital expenditures .....................................         (8,762)          (6,408)
      Acquisitions .............................................           (694)          (3,544)
      Proceeds from sale of property, plant and equipment, net..          2,036              569
                                                                       --------         --------
               Net cash used in investing activities ...........         (7,420)          (9,383)
                                                                       --------         --------
Cash flows from financing activities:
      Cash activity with parent, net ...........................              0           26,877
      Short-term borrowings, net ...............................         49,000                0
      Partnership distribution .................................        (14,656)               0
                                                                       --------         --------
               Net cash provided by financing activities .......         34,344           26,877
                                                                       --------         --------
Net increase/(decrease) in cash and cash equivalents ...........            359              (17)
Cash and cash equivalents at beginning of period ...............         18,931              136
                                                                       --------         --------
Cash and cash equivalents at end of period .....................  $      19,290    $         119
                                                                       ========         ========

Supplemental disclosure of cash flow information:
      Cash paid for interest ...................................  $         168    $           0
                                                                       --------         --------



The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)

                                                                                                            Unearned         Total
                                             Number of Units                                  General     Compensation     Partners'
                                            Common  Subordinated      Common  Subordinated    Partner    Restricted Units   Capital
                                            ------  ------------      ------  ------------    -------    ----------------   -------
Balance at September 28, 1996 ........      21,562        7,164    $ 129,283    $  40,100    $   3,286     $    (7,990)    $164,679

Additional grants under restricted
Unit plan (174,882 units) ............                                 3,585                                    (3,585)

Quarterly distribution ...............                               (10,787)      (3,576)        (293)                     (14,656)

Unamortized restricted Unit
compensation .........................                                                                             159          159

     Net income ......................        --            --        12,761        4,230          347              --       17,338
                                         ---------    ---------    ---------    ---------    ---------       ---------    ---------
Balance at December 28, 1996 .........      21,562        7,164    $ 134,842    $  40,754    $   3,340       $ (11,416)   $ 167,520
                                         =========    =========    =========    =========    =========       =========    =========



















The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                December 28, 1996
                             (Dollars in Thousands)
                                   (Unaudited)


1. Partnership Organization and Formation
-----------------------------------------

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

Suburban Propane GP, Inc. (the "General Partner") is a wholly-owned subsidiary of Quantum Chemical Corporation ("Quantum") and serves as the general partner of the Partnership and the Operating Partnership. Both the General Partner and Quantum are indirect wholly-owned subsidiaries of Millennium Chemicals, Inc. ("Millennium"), which was formed as a result of the demerger (spin-off) of Hanson PLC's ("Hanson") chemicals businesses in October 1996. The General Partner holds a 1% general partner interest in the Partnership and a 1.0101% general partner interest in the Operating Partnership. In addition, the General Partner owns a 24.4% limited partner interest in the Partnership. This limited partner interest is evidenced by 7,163,750 Subordinated Units representing limited partner interests in the Partnership. The General Partner has delegated to the Partnership's Board of Supervisors all management powers over the business and affairs of the Partnership Entities that the General Partner possesses under applicable law.

2. Basis of Presentation and Summary of Significant Accounting Policies
-----------------------------------------------------------------------

BASIS OF PRESENTATION. The condensed consolidated financial statements include the accounts of the Partnership Entities. All significant intercompany transactions and accounts have been eliminated . The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. They include all adjustments which the Partnership considers necessary for a fair statement of the results for the interim period presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1996, including management's discussion of financial results contained therein. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

PROPERTY, PLANT AND EQUIPMENT.Property, plant and equipment are stated at cost. When plant and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in operations. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated service lives which range from three to forty years.

Accumulated depreciation at December 28, 1996 and September 28, 1996 was $93,382 and $85,987, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and other intangible assets are comprised of the following at December 28, 1996:

         Goodwill                                    $265,537
         Debt origination costs                         6,224
         Other, principally noncompete agreements       4,164
                                                        -----
                                                      275,925
         Less:  Accumulated amortization               21,458
                                                       ------
                                                     $254,467
                                                     ========

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired and is being amortized on a straight-line basis over forty years from the date of acquisition.

Debt origination costs represent the costs incurred in connection with the placement of the $425,000 of Senior Notes which is being amortized on a straight-line basis over 15 years.

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

3. Distributions of Available Cash
----------------------------------

The Partnership will make distributions to its partners 45 days after the end of each fiscal quarter in an aggregate amount equal to its Available Cash for such quarter. Available Cash generally means all cash on hand at the end of the fiscal quarter plus all additional cash on hand as a result of borrowings and purchases of additional limited partner units (APUs) subsequent to the end of such quarter less cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. The Partnership paid the Minimum Quarterly Distributions on all outstanding Common Units and Subordinated Units for the quarter ended September 28, 1996 on November 12, 1996. The aggregate amount of these Common and Subordinated Distributions was $14,363.

4. Related Party Transactions
-----------------------------

Pursuant to a Computer Services Agreement (the "Services Agreement") dated as of the Closing Date between Quantum and the Partnership, Quantum permits the Partnership to utilize Quantum's mainframe computer for the generation of customer bills, reports and information regarding the Partnership's retail sales. For the three months ended December 28, 1996, the Partnership incurred expenses of $92 under the Services Agreement.

5. Commitments and Contingencies
--------------------------------

The Partnership leases certain property, plant and equipment for various periods under noncancelable leases. Rental expense under operating leases was $3,597 for the three months ended December 28, 1996.

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

6. Long-Term Debt and Bank Credit Facilities
--------------------------------------------

On the Closing Date, the Operating Partnership issued $425,000 of Senior Notes with an annual interest rate of 7.54%. The Operating Partnership's obligations under the Senior Note Agreement are unsecured and rank on an equal and ratable basis with the Operating Partnership's obligations under the Bank Credit Facilities discussed below. The Senior Notes will mature June 30, 2011, and require semiannual interest payments which commenced June 30, 1996. The Note Agreement requires that the principal be paid in equal annual installments of $42,500 starting June 30, 2002.

The Bank Credit Facilities consist of a $100,000 acquisition facility (the "Acquisition Facility") and a $75,000 working capital facility ("The Working Capital Facility"). The Operating Partnership's obligations under the Bank Credit Facilities are unsecured and will rank on an equal and ratable basis with the Operating Partnership's obligations under the Senior Notes. The Bank Credit Facilities bear interest at a rate based upon either LIBOR, Chase Manhattan's (formerly Chemical Bank's) prime rate or the Federal Funds effective rate plus 1/2 of 1% and in each case, plus a margin. In addition, an annual fee (whether or not borrowings occur) is payable quarterly ranging from 0.125% to 0.375% based upon certain financial tests. As of December 28, 1996 such fee was 0.375%.

The Working Capital Facility will expire on March 1, 1999. The Acquisition Facility will expire on March 1, 2003. Any loans outstanding under the Acquisition Facility after March 1, 1999 will require equal quarterly principal payments over a four year period.

As of December 28, 1996, the Partnership had outstanding short-term borrowings of $35,000 under the Working Capital Facility and $14,000 under the Acquisition Facility.

The Senior Note Agreement and Bank Credit Facilities contain various restrictive and affirmative covenants applicable to the Operating Partnership, including (i) maintenance of certain financial tests, (ii) restrictions on the incurrence of additional indebtedness, and (iii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.

7. Unaudited Pro Forma Financial Information
--------------------------------------------

The accompanying unaudited pro forma condensed consolidated statements of operations for the three months ended December 30, 1995 were derived from the historical statements of operations of the Predecessor Company and the statements for the three months ended December 28, 1996 were derived from the condensed consolidated statement of operations of the Partnership. The pro forma condensed consolidated statements of operations were prepared to reflect the effects of the Partnership formation as if it had been completed in its entirety as of the beginning of the periods presented. However, these statements do not purport to present the results of operations of the Partnership had the Partnership formation actually been completed as of the beginning of the periods presented. In addition, the pro forma condensed consolidated statements of operations are not necessarily indicative of the results of future operations of the Partnership and should be read in conjunction with the historical condensed consolidated financial statements of the Predecessor Company and the Partnership appearing elsewhere in this Quarterly Report on Form 10-Q.


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                          UNAUDITED PRO FORMA CONDENSED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit amounts)

                                                   Three Months Ended
                                                December 28,  December 30,
                                                   1996          1995
                                                -----------   -----------

Revenues
     Propane ....................................   $224,557    $170,697
     Other ......................................     21,471      19,982
                                                    --------    --------
                                                     246,028     190,679
Costs and Expenses
     Cost of sales ..............................    148,094      97,295
     Operating ..................................     54,725      50,632
     Depreciation and amortization ..............      9,281       8,716
     Selling, general and administrative expenses      8,028       7,640
                                                    --------    --------
                                                     220,128     164,283

Income before interest expenses and income taxes      25,900      26,396
Interest expense, net ...........................      8,498       8,230
                                                    --------    --------
Income before provision for income taxes ........     17,402      18,166
Provision for income taxes ......................         64          63
                                                    --------    --------
Net income ......................................   $ 17,338    $ 18,103
                                                    ========    ========

General Partner's interest in net income ........   $    347    $    362
                                                    --------    --------
Limited Partners' interest in net income ........   $ 16,991    $ 17,741
                                                    ========    ========
Net income per Unit .............................   $   0.59    $   0.62
                                                    ========    ========
Weighted average number of Units outstanding ....     28,726      28,726
                                                    ========    ========

--------------------------------------------------------

Significant pro forma adjustments reflected in the above data include the following:

     a. For the three month period ended December 30, 1995, the elimination of management fees paid by the Predecessor Company to a wholly-owned affiliate of Hanson.

     b. For the three month period ended December 30, 1995, the addition of the estimated incremental general and administrative costs associated with the Partnership operating as a publicly traded partnership.

     c. For the three month period ended December 30, 1995, an adjustment to interest expense to reflect the interest expense associated with the Senior Notes and Bank Credit Facilities.

     d. For the three month period ended December 30, 1995, the elimination of the provision for income taxes, as income taxes will be borne by the partners and not the Partnership, except for corporate income taxes related to the Service Company.

8. Restricted Unit Plan
-----------------------

The Partnership's 1996 Restricted Unit Award Plan authorizes the issuance of Common Units with an aggregate value of $15,000 to executives, managers and Elected Supervisors of the Partnership. Initial Restricted Unit grants with a total value of $7,990 were awarded effective March 5, 1996 and additional grants with a total value of $3,585 were awarded effective October 1, 1996. Upon issuance of Restricted Units, unearned compensation is amortized ratably over the applicable vesting periods under the Plan. Unamortized unearned compensation was $11,416 at December 28, 1996 and is shown as a reduction of partners' capital in the Partnership's Condensed Consolidated Balance Sheets.

9. Subsequent Event - Common Unit Distribution
----------------------------------------------

On January 21, 1997, the Partnership announced a quarterly distribution of $0.50 per Limited Partner Common Unit for the first quarter of fiscal 1997 payable on February 11, 1997. The Partnership will not make a quarterly distribution on its Subordinated Units (which are held by the General Partner) for said fiscal quarter.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Three Months Ended December 28, 1996
Compared to Three Months Ended December 30, 1995


REVENUES

Revenues increased 29.0% or $55.3 million to $246.0 million for the three months ended December 28, 1996 as compared to $190.7 million for the three months ended December 30, 1995. The overall increase is primarily attributable to higher retail and wholesale selling prices resulting from the increased cost of propane. Propane sold to retail customers increased .9% or 1.4 million gallons to 159.0 million gallons while wholesale gallons sold increased 32.7% or 16.5 million gallons to 67.0 million gallons. Nationwide temperatures nationally were approximately 3% warmer than the prior period. The increase in wholesale gallons resulted from favorable trading opportunities arising from the volatility of industry-wide propane prices during the period.

GROSS PROFIT

Gross profit increased 4.9% or $4.6 million to $97.9 million. The increase is a result of higher retail and wholesale volumes and margins. Average product cost for the Partnership increased substantially when comparing the three months ended December 28, 1996 to the same period in the prior year. The product cost increase is principally attributable to significant price increases charged by the Partnership's suppliers during the 1996 period resulting from perceived low nationwide propane inventory levels. During the three months ended December 28, 1996, the Partnership was able to pass on these increases and maintain overall margins above the prior period.

OPERATING EXPENSES

Operating expenses increased 8.1% or $4.1 million to $54.7 million for the three months ended December 28, 1996 as compared to $50.6 million for the three months ended December 30, 1995. The increase in operating expenses is principally due to higher vehicle fuel costs resulting from the increase in propane prices and higher payroll expenses attributable to an increase in the operational workforce to support enhanced customer service programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, including the management fee, increased 5.1% or $.4 million to $8.0 million for the three months ended December 28, 1996 compared to $7.6 million for the three months ended December 30, 1995. Expenses were higher than the prior period principally due to higher information system development costs.

OPERATING INCOME AND EBITDA

Operating income decreased $.5 million to $25.9 million in the three months ended December 28, 1996 compared to $26.4 million in the prior period. EBITDA increased $.1 million to $35.2 million. The increase is attributable to increased gross profits offset by higher period expenses. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonal nature of the propane business, cash flows from operating activities are greater during the winter and spring seasons as customers pay for propane purchased during the heating season. For the three months ended December 28, 1996, net cash used in operating activities increased $9.1 million to $26.6 million compared to $17.5 million used in operating activities in the three months ended December 30, 1995. Such increase was principally due to higher working capital requirements for receivables and inventory of $31.6 million partially offset by an increase in accounts payable of $9.1 million and an increase in accrued interest and other accrued liabilities of $10.6 million. The increases in receivables, inventory and accounts payable primarily result from the increase in propane costs and corresponding selling prices.

Net cash used in investing activities was $7.4 million for the three months ended December 28, 1996 consisting of capital expenditures of $8.8 million and acquisition payments of $.7 million, offset by proceeds from the sale of property, plant and equipment of $2.1 million. Net cash used in investing activities was $9.4 million for the three months ended December 30, 1995 consisting of capital expenditures of $6.4 million and acquisition payments of $3.5 million, offset by proceeds from the sale of property, plant and equipment of $.6 million.

Prior to March 5, 1996, the Predecessor Company's cash accounts had been managed on a centralized basis by an affiliate of Hanson. Accordingly, cash receipts and disbursements relating to the operations of the Predecessor Company were received or funded by the Hanson affiliate. Net cash provided by financing activities, which are reflected as a increase in division invested capital, was $26.9 million during the three months ended December 30, 1995. Net cash provided by financing activities for the three months ended December 28, 1996 was $34.3 million, arising from net short-term borrowings of $49.0 million principally for working capital requirements and to fund the Partnership's fiscal 1996 fourth quarter distribution.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                                     Part II



Item 5.           OTHER INFORMATION - NONE.



Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)   Exhibits
                        (27)  Financial Data Schedule
                        (99)  Press   Release   dated   January  21,  1997
                              announcing fiscal 1997 first quarter results and Common Unit quarterly distribution.

                  (B)   Form 8-K
                        None

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized:











                                  SUBURBAN PROPANE PARTNERS, L.P.



Date:  February 7,  1997           By  /s/ Charles T. Hoepper
                                       ----------------------

                                  Charles T. Hoepper
                                  Senior Vice President, Chief Financial Officer and Chief Accounting Officer