Form 10-Q
period 1997-03-29
SUBURBAN PROPANE PARTNERS LP
filed 1997-05-12
CIK 1005210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 29, 1997
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 16 OF THE SECURITIES
         EXCHANGE ACT OF 1934

for the transition period from ______ to ______

Commission File Number:  1-14222

                         SUBURBAN PROPANE PARTNERS, L.P.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                             22-3410353
--------                                             ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

240 ROUTE 10 WEST,         WHIPPANY, NJ                07981
--------------------------------------------------------------------------------
(Address of principal executive office)              (Zip Code)

(201) 887-5300
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

                                    Yes X No
                                      ----  ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1997:

Suburban Propane Partners, L.P. - 21,562,500  Common Units
                                -  7,163,750  Subordinated Units

This Report contains a total of 20 pages.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

Part 1    Financial Information                                            PAGE

          Item 1 - Financial Statements

          SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          ------------------------------------------------

            Condensed Consolidated Balance Sheets as of March 29, 1997       3
            and as of September 28, 1996

            Condensed Consolidated Statements of Operations for the
            three months ended March 29, 1997 and for the six months
            ended March 29, 1997                                             4

            Condensed Consolidated Statements of Cash Flows for
            the three months ended March 29, 1997 and for the six
            months ended March 29, 1997                                      5

            Condensed Consolidated Statement of Partners' Capital
            for the six months ended March 29, 1997                          6

            Notes to Condensed Consolidated Financial Statements           7-14

          SUBURBAN PROPANE DIVISION OF QUANTUM CHEMICAL CORPORATION
          ---------------------------------------------------------
          (PREDECESSOR)
          -------------

            Condensed Consolidated Statements of Operations for the
            three months ended March 30, 1996 and for the six months
            ended March 30, 1996                                             4

            Condensed Consolidated Statements of Cash Flows for the
            three months ended March 30, 1996 and for the six months
            ended March 30, 1996                                             5

          Notes to Condensed Consolidated Financial Statements             7-14

          Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             15-18

Part 2    Other Information
          Item 5 - Other                                                    19
          Item 6 - Exhibits and Reports on Form 8-K                         19

          Signatures                                                        20


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                   MARCH 29,   SEPTEMBER 28,
                                                     1997         1996
                                                   ---------    ---------
ASSETS
Current assets:
     Cash and cash equivalents .................. $   17,721    $  18,931
     Accounts receivable, less allowance for
        doubtful accounts of $4,282 and $3,312
        in 1997 and 1996, respectively...........     89,522       55,021
     Inventories ................................     30,861       40,173
     Prepaid expenses and other current assets ..      6,982        6,567
                                                   ---------    ---------
          Total current assets ..................    145,086      120,692
Property, plant and equipment, net ..............    372,595      374,013
Net prepaid pension cost ........................     48,076       47,514
Goodwill and other intangible assets, net .......    253,299      255,948
Other assets ....................................      9,316        9,257
                                                   ---------    ---------
          Total assets .......................... $  828,372    $ 807,424
                                                   =========    =========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable ........................... $   37,915    $  40,730
     Accrued employment and benefit costs .......     22,644       25,389
     Accrued insurance ..........................      5,280        5,280
     Short-term borrowing .......................     14,000           --
     Customer deposits and advances .............      4,726        8,242
     Accrued interest ...........................      8,349        8,222
     Other current liabilities ..................     10,596       13,963
                                                   ---------    ---------
          Total current liabilities .............    103,510      101,826
Long-term debt ..................................    428,229      428,229
Postretirement benefits obligation ..............     80,891       81,374
Accrued insurance ...............................     18,190       19,456
Other liabilities ...............................     10,519       11,860
                                                   ---------    ---------
          Total liabilities .....................    641,339      642,745
Partners' capital:
     Common unitholders .........................    146,353      129,283
     Subordinated unitholder ....................     48,137       40,100
     General Partner ............................      3,800        3,286
     Unearned compensation ......................    (11,257)      (7,990)
                                                   ---------    ---------
          Total partners' capital ...............    187,033      164,679
                                                   ---------    ---------

          Total liabilities and partners' capital $  828,372    $ 807,424
                                                   =========    =========


The accompanying notes are an integral part of these condensed consolidated financial statements.


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    ( in thousands, except per unit amounts)
                                   (unaudited)

                                                  Three Months Ended         Six Months Ended
                                                March 29,   March 30,     March 29,   March 30,
                                                  1997        1996          1997        1996
                                                          (Predecessor)             (Predecessor)
                                                 --------    --------      --------    --------
Revenues
     Propane ................................. $  260,404  $  243,853    $  484,961  $  414,550
     Other ...................................     17,227      16,139        38,698      36,121
                                                 --------    --------      --------    --------
                                                  277,631     259,992       523,659     450,671

Costs and expenses
     Cost of sales ...........................    163,144     143,338       311,238     240,633
     Operating ...............................     57,731      55,541       112,456     106,173
     Depreciation and amortization ...........      9,188       8,943        18,469      17,659
     Selling, general and administrative .....      8,109       7,318        16,137      14,183
     Management fee ..........................          0         515             0       1,290
                                                 --------    --------      --------    --------
                                                  238,172     215,655       458,300     379,938

Income before interest expense and
     income taxes ............................     39,459      44,337        65,359      70,733
Interest expense, net ........................      9,115       1,985        17,613       1,985
                                                 --------    --------      --------    --------
Income before provision for income
    taxes ....................................     30,344      42,352        47,746      68,748
Provision for income taxes ...................         63      16,145           127      28,168
                                                 --------    --------      --------    --------
     Net income .............................. $   30,281  $   26,207    $   47,619  $   40,580
                                                 ========    ========      ========    ========

General Partner's interest in net income ..... $      606                $      952
                                                 --------                  --------
Limited Partners' interest in net income ..... $   29,675                $   46,667
                                                 ========                  ========
Net income per Unit .......................... $     1.03                $     1.62
                                                 ========                  ========
Weighted average number of Units
     outstanding .............................     28,726                    28,726
                                                 --------                  --------








The accompanying notes are an integral part of these condensed consolidated financial statements.


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         MARCH 29,   MARCH 30,    MARCH 29,    MARCH 30,
                                                            1997       1996         1997         1996
                                                                   (PREDECESSOR)             (PREDECESSOR)
                                                        ----------  -----------  -----------  -----------

Cash flows from operating activities:
       Net income .....................................$    30,281    $  26,207    $  47,619    $  40,580
       Adjustments to reconcile net income to
        net cash provided by operations:
            Depreciation ..............................      7,296        7,186       14,691       14,272
            Amortization ..............................      1,892        1,757        3,778        3,387
            Gain on disposal of property, plant and
              equipment ...............................        (36)         (71)        (418)         (94)
       Changes in operating assets and liabilities,
         net of acquisitions and dispositions:
            (Increase) decrease  in accounts receivable     20,708       15,675      (34,501)     (19,791)
            Decrease  in inventories ..................     26,151       14,545        9,312        9,541
            (Increase) in prepaid expenses
              and other current assets ................     (1,235)      (3,895)        (415)      (5,116)
            Increase (decrease) in accounts payable ...    (20,900)         984       (2,815)       9,982
            Increase in due to affifliate .............          0       41,735            0       41,735
            Increase (decrease) in accrued
             employment and benefit costs .............        181        5,139       (2,427)       2,799
            Increase (decrease) in accrued interest ...     (7,945)       2,314          127        2,314
            (Decrease) in other accrued liabilities ...     (3,879)        (550)      (5,127)      (4,281)
       Other noncurrent assets ........................       (273)      (1,427)        (621)      (1,431)
       Deferred credits and other noncurrent
              liabilities .............................     (1,319)      (1,244)      (4,846)      (3,044)
                                                         ---------    ---------    ---------    ---------
                 Net cash provided by  operating
                     activities .......................     50,922      108,355       24,357       90,853
                                                         ---------    ---------    ---------    ---------
  Cash flows from investing activities:
        Capital expenditures ..........................     (6,726)      (5,816)     (15,488)     (12,224)
        Acquisitions ..................................       (809)     (11,575)      (1,503)     (15,119)
        Proceeds from sale of property, plant and
                      equipment, net ..................        971          589        3,007        1,149
                                                         ---------    ---------    ---------    ---------
                 Net cash used in investing activities      (6,564)     (16,802)     (13,984)     (26,194)
                                                         ---------    ----------   ---------    ---------
  Cash flows from financing activities:
        Cash activity with parent, net ................          0       (1,078)           0       25,799
        Proceeds from debt placement ..................          0      425,000            0      425,000
        Proceeds from offering-net ....................          0      413,569            0      413,569
        Debt placement and credit agreement
                 expenses .............................          0       (6,224)           0       (6,224)
        Cash distribution to General Partner ..........          0     (832,345)           0     (832,345)
        Short-term borrowings (repayments), net .......    (35,000)           0       14,000            0
        Partnership distribution ......................    (10,927)           0      (25,583)           0
                                                         ---------    ---------    ---------    ---------
                 Net cash provided by (used in)
                 financing activities .................    (45,927)      (1,078)     (11,583)      25,799
                                                         ---------    ---------    ---------    ---------
  Net increase (decrease) in cash and cash
         equivalents ..................................     (1,569)      90,475       (1,210)      90,458
  Cash and cash equivalents at beginning
       of period ......................................     19,290          119       18,931          136
                                                         ---------    ---------    ---------    ---------
  Cash and cash equivalents at end
       of period ......................................   $ 17,721    $  90,594    $  17,721    $  90,594
                                                         =========    =========    =========    =========

  Supplemental disclosure of cash flow information:
       Cash paid for interest .........................   $ 16,189    $      --    $  16,357    $      --
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


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                        UNEARNED          TOTAL
                                           NUMBER OF UNITS                                 GENERAL    COMPENSATION       PARTNERS'
                                         COMMON   SUBORDINATED     COMMON   SUBORDINATED   PARTNER   RESTRICTED UNITS    CAPITAL
                                         ------   ------------     ------   ------------   -------   ----------------    -------


 Balance at September 28, 1996 ......   21,562           7,164  $ 129,283      $ 40,100   $ 3,286         $   (7,990)   $ 164,679

 Additional grants under restricted
   Unit plan .......................                                3,585                                     (3,585)

 Partnership distribution ..........                              (21,563)       (3,582)     (438)                        (25,583)

 Unamortized restricted Unit
   compensation ....................                                                                             318          318

 Net income ........................        --              --  $  35,048        11,619        952                --       47,619
                                       -------        --------   --------      --------   --------       -----------    ---------

 Balance at March 29, 1997 .........    21,562           7,164  $ 146,353      $ 48,137   $  3,800       $   (11,257)   $ 187,033
                                       =======        ========   ========      ========   ========       ===========    =========








The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 29, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


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

Suburban Propane GP, Inc. (the "General Partner") is a wholly-owned subsidiary of Millennium Petrochemicals Inc. formerly Quantum Chemical Corporation ("Millennium Petrochemicals") and serves as the general partner of the Partnership and the Operating Partnership. Both the General Partner and Millennium Petrochemicals are indirect wholly-owned subsidiaries of Millennium Chemicals Inc. ("Millennium"), which was formed as a result of the demerger (spin-off) of Hanson PLC's ("Hanson") chemicals businesses in October 1996. The General Partner holds a 1% general partner interest in the Partnership and a 1.0101% general partner interest in the Operating Partnership. In addition, the General Partner owns a 24.4% limited partner interest in the Partnership. This limited partner interest is evidenced by 7,163,750 Subordinated Units representing limited partner interests in the Partnership. The General Partner has delegated to the Partnership's Board of Supervisors all management powers over the business and affairs of the Partnership Entities that the General Partner possesses under applicable law.

2.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         --------------------------------------------------------------------

Basis of Presentation. The condensed consolidated financial statements include the accounts of the Partnership Entities. All significant intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. They include all adjustments which the Partnership considers necessary for a fair statement of the results for the interim period presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1996, including management's discussion and analysis of financial condition and results of operations contained therein. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Accumulated depreciation at March 29, 1997 and September 28, 1996 was $100,677 and $85,987, respectively.

Goodwill and Other Intangible Assets. Goodwill and other intangible assets are comprised of the following at March 29, 1997:

         Goodwill                                    $265,960
         Debt origination costs                         6,224
         Other, principally noncompete agreements       4,465
                                                  -----------
                                                      276,649
         Less:  Accumulated amortization               23,350
                                                     $253,299

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

3.       DISTRIBUTIONS OF AVAILABLE CASH
         -------------------------------

The Partnership will make distributions to its partners 45 days after the end of each fiscal quarter in an aggregate amount equal to its Available Cash for such quarter. Available Cash generally means all cash on hand at the end of the fiscal quarter plus all additional cash on hand as a result of borrowings and purchases of additional limited partner units (APUs) subsequent to the end of such quarter less cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. The Partnership paid the Minimum Quarterly Distributions on all outstanding Common Units for the quarter ended December 28, 1996 on February 11, 1997 which amounted to $10,927. The Partnership did not make a quarterly distribution on its Subordinated Units (which are held by the General Partner) for said fiscal quarter.

4.       RELATED PARTY TRANSACTIONS
         --------------------------

Pursuant to a Computer Services Agreement (the "Services Agreement") dated as of the Closing Date between Millennium Petrochemicals and the Partnership, Millennium Petrochemicals permits the Partnership to utilize Millennium Petrochemicals' mainframe computer for the generation of customer bills, reports and information regarding the Partnership's retail sales. For the six months ended March 29, 1997, the Partnership incurred expenses of $183 under the Services Agreement.

Pursuant to the Contribution, Conveyance and Assumption Agreement dated as of March 4, 1996, between Millennium Petrochemicals and the Partnership (the "Contribution Agreement"), Millennium Petrochemicals retained ownership of the Predecessor Company's accounts receivable, net of allowance for doubtful accounts, as of the Closing Date. The Partnership retained from the net proceeds of the Common Unit offering cash in an amount equal to the net book value of such accounts receivable. In accordance with the Contribution Agreement, the Partnership had agreed to collect such accounts receivable on behalf of Millennium Petrochemicals which amounted to $97,700 as of the Closing Date. The operating Partnership satisfied its obligation to Millennium Petrochemicals under the arrangement during the quarter ended June 29, 1996.

5.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

The Partnership leases certain property, plant and equipment for various periods under noncancelable leases. Rental expense under operating leases was $7,388 for the six months ended March 29, 1997.

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

6.       LONG-TERM DEBT AND BANK CREDIT FACILITIES
         -----------------------------------------

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

The Bank Credit Facilities consist of a $100,000 acquisition facility (the "Acquisition Facility") and a $75,000 working capital facility ("the Working Capital Facility"). The Operating Partnership's obligations under the Bank Credit Facilities are unsecured and will rank on an equal and ratable basis with the Operating Partnership's obligations under the Senior Notes. The Bank Credit Facilities bear interest at a rate based upon either LIBOR, Chase Manhattan's (formerly Chemical Bank's) prime rate or the Federal Funds effective rate plus 1/2 of 1% and in each case, plus a margin. In addition, an annual fee (whether or not borrowings occur) is payable quarterly ranging from 0.125% to 0.375% based upon certain financial tests. As of March 29, 1997, such fee was 0.375%.

The Working Capital Facility will expire on March 1, 1999. The Acquisition Facility will expire on March 1, 2003. Any loans outstanding under the Acquisition Facility after March 1, 1999 will require equal quarterly principal payments over a four-year period.

As of March 29, 1997, the Partnership had outstanding short-term borrowings of $14,000 under the Acquisition Facility. These borrowings were repaid by April 16, 1997.

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

7.        UNAUDITED PRO FORMA FINANCIAL INFORMATION
          -----------------------------------------

The accompanying unaudited pro forma condensed consolidated statements of operations for the three and six months ended March 30, 1996 were derived from the historical statements of operations of the Predecessor Company and the statements for the three and six months ended March 29, 1997 were derived from the condensed consolidated statement of operations of the Partnership. The pro forma condensed consolidated statements of operations were prepared to reflect the effects of Partnership formation as if it had been completed in its entirety as of the beginning of the periods presented. However, these statements do not purport to present the results of operations of the Partnership had the Partnership formation actually been completed as of the beginning of the periods presented. In addition, the pro forma condensed consolidated statements of operations are not necessarily indicative of the results of future operations of the Partnership and should be read in conjunction with the historical condensed consolidated financial statements of the Predecessor Company and the Partnership appearing elsewhere in this Quarterly Report on Form 10-Q.




                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                          UNAUDITED PRO FORMA CONDENSED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                            Three Months Ended
                                                          March 29,   March 30,
                                                             1997       1996
                                                           --------   --------

Revenues
     Propane ...........................................   $ 260,404  $ 243,853
     Other .............................................      17,227     16,139
                                                            --------   --------
                                                             277,631    259,992
Costs and Expenses
     Cost of sales .....................................     163,144    143,338
     Operating .........................................      57,731     55,541
     Depreciation and amortization .....................       9,188      8,943
     Selling, general and administrative expenses ......       8,109      7,318
     Management fee ....................................           0        515
                                                            --------   --------
                                                             238,172    215,655

Income before interest expenses and income taxes .......      39,459     44,337
Interest expense, net ..................................       9,115      7,781
                                                            --------   --------
Income before provision for income taxes ...............      30,344     36,556
Provision for income taxes .............................          63         63
                                                            --------   --------
Net Income .............................................   $  30,281  $  36,493
                                                            ========   ========

General Partner's interest in net income ...............   $     606  $     730
                                                            --------   --------
Limited Partners' interest in net income ...............   $  29,675  $  35,763
                                                            ========   ========
Net loss per Unit ......................................   $    1.03  $    1.24
                                                            ========   ========
Weighted average number of Units outstanding ...........     28,726     28,726
                                                            ========   ========


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                          UNAUDITED PRO FORMA CONDENSED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                        Six Months Ended
                                                    March 29,       March 30,
                                                      1997            1996
                                                    --------       ---------
Revenues
     Propane ....................................  $ 484,961       $ 414,550
     Other ......................................     38,698          36,121
                                                     -------         -------
                                                     523,659         450,671
Costs and Expenses
     Cost of sales ..............................    311,238         240,633
     Operating ..................................    112,456         106,173
     Depreciation and amortization ..............     18,469          17,659
     Selling, general and administrative expenses     16,137          14,183
     Management fee .............................          0           1,290
                                                     -------         -------
                                                     458,300         379,938

Income before interest expenses and income taxes      65,359          70,733
Interest expense, net ...........................     17,613          16,011
                                                     -------         -------
Income before provision for income taxes ........     47,746          54,722
Provision for income taxes ......................        127             126
                                                     -------         -------
Net income ......................................  $  47,619       $  54,596
                                                     =======         =======

General Partner's interest in net income ........  $     952       $   1,092
                                                     -------         -------
Limited Partners' interest in net income ........  $  46,667       $  53,504
                                                     =======         =======
Net income per Unit .............................  $    1.62       $    1.86
                                                     =======         =======
Weighted average number of Units outstanding ....     28,726          28,726
                                                     =======         =======


7.       UNAUDITED PRO FORMA FINANCIAL INFORMATION - CONTINUED
         -----------------------------------------------------

Significant pro forma adjustments reflected in the above data include the following:

a. For the three and six month periods ended March 30, 1996, an adjustment to interest expense to reflect the interest expense associated with the Senior Notes and Bank Credit Facilities.

b. For the three and six month periods ended March 30, 1996, the elimination of the provision for income taxes, as income taxes will be borne by the partners and not the Partnership, except for corporate income taxes related to the Service Company.

The Partnership's management estimates that the incremental costs of operating as a stand alone entity during the three and six month periods ended March 30, 1996 would approximate the management fee paid to an affiliate of its former Parent Company. These incremental costs are estimated to be $515 and $1,290 for the three and six month periods ended March 30, 1996, respectively.

8.       RESTRICTED UNIT PLAN
         --------------------

The Partnership's 1996 Restricted Unit Award Plan authorizes the issuance of Common Units with an aggregate value of $15,000 to executives, managers and Elected Supervisors of the Partnership. Initial Restricted Unit grants with a total value of $7,990 were awarded effective March 5, 1996 and additional grants with a total value of $3,585 were awarded effective October 1, 1996. Upon issuance of Restricted Units, unearned compensation is amortized ratably over the applicable vesting periods under the Plan. Unamortized unearned compensation was $11,257 at March 29, 1997 and is shown as a reduction of partners' capital in the Partnership's Condensed Consolidated Balance Sheets.

9.       SUBSEQUENT EVENT - COMMON UNIT DISTRIBUTION
         -------------------------------------------

On April 22, 1997, the Partnership announced a quarterly distribution of $0.50 per Limited Partner Common Unit (aggregating $10,926) for the fiscal quarter ended March 29, 1997 payable on May 13, 1997. The Partnership will not make a quarterly distribution on its Subordinated Units (which are held by the General Partner) for said fiscal quarter.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


THE DISCLOSURE SET FORTH BELOW INCLUDES FORWARD LOOKING STATEMENTS. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN AS A RESULT OF
POSSIBLE VARIATIONS IN PROPANE COSTS, EXPENSE LEVELS AND RETAIL MARKET CONDITIONS FOR PROPANE AS WELL AS OTHER FACTORS.

THREE MONTHS ENDED MARCH 29, 1997
---------------------------------
COMPARED TO THREE MONTHS ENDED MARCH 30, 1996
---------------------------------------------

REVENUES

Revenues increased 6.8% or $17.6 million to $277.6 million for the three months ended March 29, 1997 as compared to $260.0 million for the three months ended March 30, 1996. The overall increase is attributable to higher retail and wholesale selling prices resulting from the increased cost of propane, offset in part by lower retail volumes. Propane sold to retail customers decreased 10.6% or 21.7 million gallons to 183.3 million gallons. The decrease in retail gallons was primarily due to significantly warmer temperatures than in the prior period coupled with customers' energy conservation due to the historically higher level of propane prices. Approximately 55% of the decrease in retail gallons occurred in the Partnership's Southeastern Region which experienced weather which was 26% warmer than the prior period. Temperatures nationally were approximately 11% warmer than in the prior period. Wholesale gallons sold increased 5.4% or 3.8 million gallons to 73.9 million gallons resulting from favorable wholesale sales opportunities arising from the volatility of industry-wide propane prices during the period.

GROSS PROFIT

Gross profit decreased 1.9% or $2.2 million to $114.5 million. The decrease was primarily a result of lower retail volumes offset in part by overall higher retail margins. Average product costs charged by the Partnership's suppliers increased significantly during the first four months of fiscal 1997 as compared to the prior year attributable to perceived low nationwide propane inventory levels. The product costs began to decline in January as warmer than normal national temperatures resulted in significantly reduced demand. During the three months ended March 29, 1997, the Partnership was able to pass on these product cost increases and maintain higher unit margins than during the prior period.

OPERATING EXPENSES

Operating expenses increased 3.9% or $2.2 million to $57.7 million for the three months ended March 29, 1997 as compared to $55.5 million for the three months ended March 30, 1996. The increase in operating expenses is due to higher facility and equipment leasing costs, equipment maintenance expenditures and an increase in the allowance for doubtful accounts attributable to the higher selling prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, including the management fee, increased 3.5% or $.3 million to $8.1 million for the three months ended March 29, 1997 compared to $7.8 million for the three months ended March 30, 1996. Expenses were higher than the prior period principally due to higher information system development costs.

OPERATING INCOME AND EBITDA

Operating income decreased $4.8 million to $39.5 million in the three months ended March 29, 1997 compared to $44.3 million in the prior period. EBITDA decreased $4.6 million to $48.6 million. The decrease is attributable to decreased gross profit principally resulting from lower retail volumes coupled with higher period expenses. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution.

SIX MONTHS ENDED MARCH 29, 1997
-------------------------------
COMPARED TO SIX MONTHS ENDED MARCH 30, 1996
-------------------------------------------

REVENUES

Revenues increased 16.2% or $73.0 million to $523.7 million for the six months ended March 29, 1997 as compared to $450.7 million for the six months ended March 30, 1996. The overall increase was attributable to higher retail and wholesale selling prices resulting from the increased cost of propane, offset in part by lower retail volumes. Propane sold to retail customers decreased 5.6% or
20.3 million gallons to 342.3 million gallons while wholesale gallons sold increased 16.8% or 20.3 million gallons to 140.9 million gallons. For the period, temperatures nationally were eight percent warmer than during the prior period. The increase in wholesale gallons resulted from favorable wholesale sales opportunities arising from the volatility of industry-wide propane prices during the period.

GROSS PROFIT

Gross profit increased 1.1% or $2.4 million to $212.4 million. The increase is principally a result of higher retail margins, increased wholesale revenues and higher gross profit from appliance and parts sales offset partially by lower retail volumes. Average product costs for the Partnership increased substantially in the six months ended March 29, 1997 to the same period of the prior year. The product cost increase was principally attributable to significant price increases charged by the Partnership's suppliers during the first four months of the current period. During the six months ended March 29, 1997, the Partnership was able to pass on these product cost increases through higher selling prices and maintain higher unit margins than during the prior period.

OPERATING EXPENSES

Operating expenses increased 5.9% or $6.3 million to $112.5 million for the six months ended March 29, 1997 as compared to $106.2 million for the six months ended March 30, 1996. The increase in operating expenses was principally due to higher vehicle fuel costs resulting from the increase in propane costs along with higher equipment maintenance, rental expenses and an increase in the allowance for doubtful accounts resulting from the increase in revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, including the management fee, increased 4.3% or $.7 million to $16.1 million for the six months ended March 29, 1997 compared to $15.5 million for the six months ended March 30, 1996. Expenses were higher than the prior period principally due to higher information system development costs.

OPERATING INCOME AND EBITDA

Operating income decreased $5.4 million to $65.4 million in the six months ended March 29, 1997 compared to $70.7 million in the prior period. EBITDA decreased $4.6 million to $83.8 million. The decrease is attributable to higher period expenses partially offset by higher gross profit. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonal nature of the propane business, cash flows from operating activities are greater during the winter and spring seasons as customers pay for propane purchased during the heating season. For the three months ended March 29, 1997, net cash provided by operating activities decreased $57.5 million to $50.9 million compared to $108.4 million in the three months ended March 30, 1996. Cash provided by operations in the prior period included $41.7 million of net cash collected by the Partnership on behalf of Millennium Petrochemicals (classified as due to affiliate, net) under the terms of the Contribution Agreement between Millennium Petrochemicals and the Partnership. Excluding this item, cash provided by operations decreased by $15.8 million in the three months ended March 29, 1997 compared to the prior period. Such decrease was primarily attributable to a $10.2 million increase in accrued interest payments under the Partnership's Senior Notes and a net increase in cash required to fund inventory purchases due to the increased cost of propane.

Net cash used in investing activities was $6.6 million for the three months ended March 29, 1997 consisting of capital expenditures of $6.7 million and acquisition payments of $.8 million, offset by proceeds from the sale of property, plant and equipment of $.9 million. Net cash used in investing activities was $16.8 million for the three months ended March 30, 1996 consisting of capital expenditures of $5.8 million and acquisition payments of $11.6 million, offset by proceeds from the sale of property, plant and equipment of $.6 million.

Net cash used in financing activities for the three months ended March 29, 1997 was $45.9 million arising from net short-term debt repayments of $35.0 million and the Partnership distribution of $10.9 million.

Excluding the $41.7 million of net cash collected on behalf of Millennium Petrochemicals discussed above, cash provided by operating activities for the six months ended March 29, 1997 decreased $24.8 million to $24.4 million compared to $49.2 million in the prior period. The decrease was principally due to higher accounts receivable levels attributable to increased selling prices and an increase in cash required to fund inventory purchases due to the timing of purchases and the increased cost of propane.

Net cash used in investing activities was $14.0 million for the six months ended March 29, 1997 consisting of capital expenditures of $15.5 million and acquisition payments of $1.5 million, offset by proceeds from the sale of property, plant and equipment of $3.0 million. Net cash used in investing activities was $26.2 million for the six months ended March 30, 1996 consisting of capital expenditures of $12.2 million and acquisition payments of $15.1 million, offset by proceeds from the sale of property, plant and equipment of $1.1 million.

Net cash used in financing activities for the six months ended March 29, 1997 was $11.6 million, principally resulting from the Partnership's distributions of $25.6 million, partially offset by net short-term borrowings of $14.0 million.

Prior to March 5, 1996, the Predecessor Company's cash accounts had been managed on a centralized basis by an affiliate of Hanson. Accordingly, cash receipts and disbursements relating to the operations of the Predecessor Company were received or funded by the Hanson affiliate. Net cash activity with parent prior to March 5, 1996 was $1.1 million (paid to the Hanson affiliate) and $25.8 million (received from the Hanson affiliate) for the three and six months ended March 30, 1996, respectively. In March 1996, the Operating Partnership issued $425.0 million aggregate principal amount of Senior Notes with an interest rate of 7.54% for net cash proceeds of $418.8 million. Also, the Partnership, by means of an initial public offering and the exercise of an overallotment option by the underwriters, issued 21,562,500 Common Units for net cash proceeds of $413.6 million. The net proceeds of the Notes and Units issuance (which totaled $832.4 million), less $5.6 million reflecting a closing price adjustment to adjust division invested capital to $623.2 million immediately prior to the Partnership formation and $97.7 million reflecting the retention of the Predecessor Company net accounts receivable by Millennium Petrochemicals, was used to acquire the propane assets from Millennium Petrochemicals, pay off the intercompany payables and make a special distribution to the General Partner.

The Partnership is currently evaluating certain long-term cost reduction strategies and organizational changes which it plans to finalize by the conclusion of the quarter ending June 28, 1997. Accordingly, the Partnership expects that these changes will result in a restructuring charge in the range of $4 to $6 million during the third fiscal quarter. As a result of lower than anticipated earnings for fiscal 1997 and the costs associated with the restructuring efforts, the Partnership anticipates that it will utilize a portion of the cash proceeds available under the Distribution Support Agreement between the Partnership and the General Partner to pay the Minimum Quarterly Distribution on the Common Units with respect to the fourth fiscal quarter of 1997. The amount of proceeds under the Distribution Support Agreement which will be utilized in the fourth quarter will be dependent on future operating results for the remainder of fiscal 1997. The Distribution Support Agreement provides for a maximum of approximately $44 million in cash to support the Partnership's Minimum Quarterly Distributions to holders of Common Units through March 31, 2001. The Partnership has not made a distribution on its subordinated units for the first and second fiscal quarters of 1997 and does not intend to make a distribution to the subordinated unitholder for the remainder of fiscal 1997.

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

                   (27)  Financial Data Schedule


          (B)      Form 8-K
                   None

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY
AUTHORIZED:











                         SUBURBAN PROPANE PARTNERS, L.P.



DATE:  MAY 9,  1997           BY        /S/ ANTHONY M. SIMONOWICZ
                                        --------------------------
                                        ANTHONY M. SIMONOWICZ
                                        VICE PRESIDENT, CHIEF FINANCIAL OFFICER



                              BY        /S/ EDWARD J. GRABOWIECKI
                                        -------------------------
                                        EDWARD J. GRABOWIECKI
                                        CONTROLLER AND CHIEF ACCOUNTING OFFICER