Form 10-Q
period 1997-06-28
SUBURBAN PROPANE PARTNERS LP
filed 1997-08-11
CIK 1005210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1997
                                                          OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 16 OF THE SECURITIES
         EXCHANGE ACT OF 1934

for the transition period from ______ to ______

Commission File Number:  1-14222

                         SUBURBAN PROPANE PARTNERS, L.P.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                             22-3410353
--------                                             ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

240 Route 10 West,         Whippany, NJ                07981
------------------------------------------------------------------
(Address of principal executive office)              (Zip Code)

(201)887-5300
------------------------------------------------------------------
(Registrant's telephone number, including area code)


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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1997:

Suburban Propane Partners, L.P. - 21,562,500  Common Units
                                -  7,163,750  Subordinated Units

This Report contains a total of 19 pages.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                               Index to Form 10-Q

Part 1    Financial Information                                             Page

          Item 1 - Financial Statements

          Suburban Propane Partners, L.P. and Subsidiaries
          ------------------------------------------------

             Condensed Consolidated Balance Sheets as of  June 28,  1997     3
             and as of September 28, 1996

             Condensed Consolidated Statements of Operations for the three months ended June 28, 1997 and June 29, 1996 and for the nine
             months ended June 28, 1997                                      4

             Condensed Consolidated Statements of Cash Flows for the three months ended June 28, 1997 and June 29, 1996 and for the nine
             months ended June 28, 1997                                      5

             Condensed Consolidated Statement of Partners' Capital
             for the nine months ended June 28, 1997                         6

             Notes to Condensed Consolidated Financial Statements          7-13

         Suburban Propane division of Quantum Chemical Corporation
         ---------------------------------------------------------
         (Predecessor)
         -------------

             Condensed Consolidated Statements of Operations for the
             nine months ended  June 29, 1996                                4

             Condensed Consolidated Statements of Cash Flows for the
             for the nine months ended June 29, 1996                         5

         Notes to Condensed Consolidated Financial Statements              7-13

         Item 2 - Management's Discussion and Analysis of  Financial
             Condition and Results of Operations                          14-17

Part 2       Other Information
             Item 5 - Other                                                18
             Item 6 - Exhibits and Reports on Form 8-K                     18

             Signatures                                                    19

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)


                                                  June 28,    September 28,
                                                    1997          1996
                                                ------------  ------------
ASSETS
Current assets:
     Cash and cash equivalents ................   $  24,405      $  18,931
     Accounts receivable, less allowance for
        doubtful accounts of $3,982 and $3,312
        in 1997 and 1996, respectively ........      51,170         55,021
     Inventories ..............................      27,520         40,173
     Prepaid expenses and other current assets.       5,871          6,567
                                                  ---------      ---------
          Total current assets ................     108,966        120,692
Property, plant and equipment, net ............     369,088        374,013
Net prepaid pension cost ......................      48,286         47,514
Goodwill and other intangible assets, net .....     251,429        255,948
Other assets ..................................       9,336          9,257
                                                  ---------      ---------
          Total assets ........................   $ 787,105      $ 807,424
                                                  =========      =========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable .........................   $  27,341      $  40,730
     Accrued employment and benefit costs .....      22,830         25,389
     Accrued insurance ........................       5,280          5,280
     Customer deposits and advances ...........       6,005          8,242
     Accrued interest .........................      16,150          8,222
     Other current liabilities ................      14,246         13,963
                                                  ---------      ---------
          Total current liabilities ...........      91,852        101,826
Long-term debt ................................     427,971        428,229
Postretirement benefits obligation ............      80,642         81,374
Accrued insurance .............................      19,327         19,456
Other liabilities .............................      10,229         11,860
                                                  ---------      ---------
          Total liabilities ...................     630,021        642,745
Partners' capital:
     Common unitholders .......................     121,454        129,283
     Subordinated unitholder ..................      43,457         40,100
     General Partner ..........................       3,272          3,286
     Unearned compensation ....................     (11,099)        (7,990)
                                                  ---------      ---------
          Total partners' capital .............     157,084        164,679
                                                  ---------      ---------

    Total liabilities and partners' capital....   $ 787,105      $ 807,424
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


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    ( in thousands, except per unit amounts)
                                   (unaudited)

                                           Three Months Ended             Nine Months Ended
                                       June 28, 1997  June 29, 1996  June 28, 1997  June 29, 1996
                                                                                    (Predecessor)
                                       -------------  -------------  -------------  -------------

Revenues
  Propane ...........................     $ 117,165      $ 116,120      $ 602,126      $ 530,670
  Other .............................        15,198         14,470         53,896         50,591
                                          ---------      ---------      ---------      ---------
                                            132,363        130,590        656,022        581,261


Costs and expenses
  Cost of sales .....................        67,478         68,012        378,716        308,645
  Operating .........................        51,413         49,561        163,869        155,734
  Depreciation and amortization .....         9,342          8,983         27,811         26,642
  Selling, general and administrative         8,172          7,296         24,309         21,479
  Management fee ....................             0              0              0          1,290
  Restructuring charge ..............         6,911              0          6,911              0
                                          ---------      ---------      ---------      ---------
                                            143,316        133,852        601,616        513,790

Income (loss) before interest expense
  and income taxes ..................       (10,953)        (3,262)        54,406         67,471
Interest expense, net ...............         8,181          7,251         25,794          9,236
                                          ---------      ---------      ---------      ---------
Income (loss) before provision for
 income taxes .......................       (19,134)       (10,513)        28,612         58,235
Provision for income taxes ..........            47             63            174         28,231
                                          ---------      ---------      ---------      ---------
  Net income (loss) .................     $ (19,181)     $ (10,576)     $  28,438      $  30,004
                                          =========      =========      =========      =========

General Partner's interest in net income
  (loss) ............................     $    (384)     $    (212)     $     569
                                          ---------      ---------      ---------
Limited Partners' interest in net income
  (loss) ............................     $ (18,797)     $ (10,364)     $  27,869
                                          =========      =========      =========
Net income (loss) per Unit .............  $   (0.65)     $   (0.36)     $    0.97
                                          =========      =========      =========
Weighted average number of Units
  outstanding .......................        28,726         28,726         28,726
                                          ---------      ---------      ---------








The accompanying notes are an integral part of these condensed consolidated financial statements.


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                              Three Months Ended        Nine Months Ended
                                                             June 28,     June 29,      June 28,       June 29,
                                                               1997         1996          1997           1996
                                                                                                    (Predecessor)
                                                            ---------    ---------     ---------     ------------
Cash flows from operating activities:
   Net income (loss) ....................................   $ (19,181)   $ (10,576)    $  28,438       $  30,004
   Adjustments to reconcile net income to
    net cash provided by operations:
      Depreciation ......................................       7,437        7,296        22,128          21,568
      Amortization ......................................       1,905        1,687         5,683           5,074
      Restructuring and asset impairment charge .........       6,911            0         6,911               0
      Gain on disposal of property, plant and
        equipment .......................................         (20)         (26)         (438)           (120)
   Changes in operating assets and liabilities,
     net of acquisitions and dispositions:
      (Increase) decrease  in accounts receivable .......      38,352       11,953         3,851          (7,838)
      Decrease  in inventories ..........................       3,341        3,834        12,653          13,375
      (Increase) decrease in prepaid expenses
        and other current assets ........................       1,111       (1,331)          696          (6,447)
      Increase (decrease) in accounts payable ...........     (10,574)      (7,399)      (13,389)          2,583
      Decrease in due to affifliate .....................           0      (41,735)            0               0
      Increase (decrease) in accrued
       employment and benefit costs .....................         344           10        (2,083)          2,809
      Increase in accrued interest ......................       7,801        8,173         7,928          10,487
      Increase  (Decrease) in other accrued liabilities..      (1,982)         545        (7,109)         (3,736)
   Other noncurrent assets ..............................        (230)        (750)         (851)         (2,181)
   Deferred credits and other noncurrent liabilities ....         598        4,778        (4,248)          1,734
                                                            ---------    ---------      --------     ------------
           Net cash provided by  (used in)
               operating activities .....................      35,813      (23,541)       60,170          67,312
Cash flows from investing activities:
    Capital expenditures ................................      (5,689)      (6,351)      (21,176)        (18,575)
    Acquisitions ........................................         (35)      (4,168)       (1,538)        (19,287)
    Proceeds from sale of property, plant and
                equipment, net ..........................       1,779          157         4,785           1,306
           Net cash used in investing activities ........      (3,945)     (10,362)      (17,929)        (36,556)
Cash flows from financing activities:
    Cash activity with parent, net ......................           0            0             0          25,799
    Proceeds from post-closing adjustment
           with former parent ...........................           0        5,560             0           5,560
    Proceeds from debt placement ........................           0            0             0         425,000
    Proceeds from offering-net ..........................           0            0             0         413,569
    Debt placement and credit agreement expenses ........           0            0             0          (6,224)
    Cash distribution to General Partner ................           0            0             0        (832,345)
    Long-term debt repayment ............................        (258)           0          (258)              0
    Short-term (repayments) .............................     (14,000)           0             0               0
    Partnership distribution ............................     (10,926)           0       (36,509)              0
                                                            ---------    ---------     ---------     -----------
           Net cash provided by (used in)
           financing activities .........................     (25,184)       5,560       (36,767)         31,359
                                                            ---------    ---------     ---------     -----------
Net increase (decrease) in cash and cash
     equivalents ........................................       6,684      (28,343)        5,474          62,115
Cash and cash equivalents at beginning of period ........      17,721       90,594        18,931             136
                                                            ---------    ---------     ---------     -----------
Cash and cash equivalents at end of period ..............   $  24,405    $  62,251     $  24,405          62,251
                                                            =========    =========     =========     ===========
Supplemental disclosure of cash flow information:
   Cash paid for interest ...............................   $     380    $      58     $  16,737       $      58
                                                            =========    =========     =========     ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)

                                                                                                             Unearned         Total
                                            Number of Units                                   General      Compensation    Partners'
                                      Common     Subordinated      Common     Subordinated    Partner    Restricted Units   Capital
                                     --------    ------------    ----------   -------------  ---------   ----------------  ---------
Balance at September 28, 1996 ....     21,562          7,164     $ 129,283      $   40,100    $ 3,286          $  (7,990)  $164,679

Additional grants under restricted
      Unit plan ..................                                   3,585                                        (3,585)

Partnership distribution .........                                 (32,344)        (3,582)       (583)                      (36,509)

Unamortized restricted Unit
      compensation ...............                                                                                   476        476

Net income .......................         --          --           20,930          6,939         569                 --     28,438
                                     --------    ------------    ----------   -------------  ---------   ----------------  ---------
Balance at June 28, 1997 .........     21,562          7,164     $ 121,454      $  43,457    $  3,272          $ (11,099)  $157,084
                                     ========    ============    ==========   =============  =========   ================  =========





The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                  June 28, 1997
                             (Dollars in Thousands)
                                   (Unaudited)


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

Suburban Propane GP, Inc. (the "General Partner") is a wholly-owned subsidiary of Millennium Petrochemicals Inc., formerly Quantum Chemical Corporation
("Millennium Petrochemicals"), and serves as the general partner of the Partnership and the Operating Partnership. Both the General Partner and Millennium Petrochemicals are indirect wholly-owned subsidiaries of Millennium Chemicals Inc. ("Millennium"), a publicly-traded company. Millennium was formed as a result of the demerger (spin-off) of Hanson PLC's ("Hanson") chemicals businesses in October 1996. The General Partner holds a 1% general partner interest in the Partnership and a 1.0101% general partner interest in the Operating Partnership. In addition, the General Partner owns a 24.4% limited partner interest in the Partnership. This limited partner interest is evidenced by 7,163,750 Subordinated Units representing limited partner interests in the Partnership. The General Partner has delegated to the Partnership's Board of Supervisors all management powers over the business and affairs of the Partnership Entities that the General Partner possesses under applicable law.

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

Revenue Recognition. Sales of propane are recognized at the time product is shipped or delivered to the customer.Revenue from the sale of propane appliances and equipment is recognized at the time of sale or installation. Revenue from repairs and maintenance is recognized upon completion of the service.

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

Accumulated depreciation at June 28, 1997 and September 28, 1996 was $105,223 and $85,987, respectively.

Goodwill and Other Intangible Assets. Goodwill and other intangible assets are comprised of the following at June 28, 1997:

         Goodwill                                    $ 265,995
         Debt origination costs                          6,224
         Other, principally noncompete agreements        4,465
                                                     ---------
                                                       276,684
         Less:  Accumulated amortization                25,255
                                                     ---------
                                                      $251,429
                                                     =========

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

Net Income (Loss) Per Unit. Net income (loss) per unit is computed by dividing net income (loss), after deducting the General Partner's 2% interest by the weighted average number of outstanding Common Units and Subordinated Units.

Reclassifications. Certain prior period balances have been reclassified to conform with the current period presentation.

3.       Distributions of Available Cash
         -------------------------------

The Partnership will make distributions to its partners 45 days after the end of each fiscal quarter in an aggregate amount equal to its Available Cash for such quarter. Available Cash generally means all cash on hand at the end of the fiscal quarter plus all additional cash on hand as a result of borrowings and purchases of additional limited partner units (APUs) subsequent to the end of such quarter less cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. The Partnership paid the Minimum Quarterly Distributions on all outstanding Common Units for the quarter ended March 29, 1997 on May 13, 1997 which amounted to $10,927. The Partnership did not make a quarterly distribution on its Subordinated Units (which are held by the General Partner) for said fiscal quarter.

4.       Related Party Transactions
         --------------------------

Pursuant to a Computer Services Agreement (the "Services Agreement") dated as of the Closing Date between Millennium Petrochemicals and the Partnership, Millennium Petrochemicals permits the Partnership to utilize Millennium Petrochemicals' mainframe computer for the generation of customer bills, reports and information regarding the Partnership's retail sales. For the nine months ended June 28, 1997, the Partnership incurred expenses of $284 under the Services Agreement.

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

5.       Commitments and Contingencies
         -----------------------------

The Partnership leases certain property, plant and equipment for various periods under noncancelable leases. Rental expense under operating leases was $11,013 for the nine months ended June 28, 1997.

The Partnership is involved in various legal actions which have arisen in the normal course of business including those relating to commercial transactions and product liability. It is the opinion of management, based on the advice of legal counsel, that the ultimate resolution of these matters, after considering its $24,600 self-insurance reserves for known and unasserted self-insurance claims, will not have a material adverse effect on the Partnership's financial position or future results of operations.

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

The Bank Credit Facilities consist of a $100,000 acquisition facility (the "Acquisition Facility") and a $75,000 working capital facility (the "Working Capital Facility"). The Operating Partnership's obligations under the Bank Credit Facilities are unsecured and will rank on an equal and ratable basis with the Operating Partnership's obligations under the Senior Notes. The Bank Credit Facilities bear interest at a rate based upon either LIBOR, Chase Manhattan's (formerly Chemical Bank's) prime rate or the Federal Funds effective rate plus 1/2 of 1% and in each case, plus a margin. In addition, an annual fee (whether or not borrowings occur) is payable quarterly ranging from 0.125% to 0.375% based upon certain financial tests. As of June 28, 1997, such fee was 0.375%.

The Working Capital Facility will expire on March 1, 1999. The Acquisition Facility will expire on March 1, 2003. Any loans outstanding under the Acquisition Facility after March 1, 1999 will require equal quarterly principal payments over a four-year period.

The Partnership had no borrowings outstanding under the Bank Credit Facilities as of June 28, 1997.

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

7.        Unaudited Pro Forma Financial Information
          -----------------------------------------

The accompanying unaudited pro forma condensed consolidated statements of operations for the nine months ended June 29, 1996 were derived from the
historical   statements  of  operations  of  the  Predecessor  Company  and  the statements for the nine months ended June 28, 1997 were derived from the condensed consolidated statement of operations of the Partnership. The pro forma condensed consolidated statements of operations were prepared to reflect the effects of Partnership formation as if it had been completed in its entirety as of the beginning of the period presented. However, these statements do not purport to present the results of operations of the Partnership had the Partnership formation actually been completed as of the beginning of the period presented. In addition, the pro forma condensed consolidated statements of operations are not necessarily indicative of the results of future operations of the Partnership and should be read in conjunction with the historical condensed consolidated financial statements of the Predecessor Company and the Partnership appearing elsewhere in this Quarterly Report on Form 10-Q.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                          UNAUDITED PRO FORMA CONDENSED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit amounts)

                                Nine Months Ended
                                June 28, June 29,
                                                      1997           1996
                                                   ---------      ---------
Revenues
     Propane ....................................  $ 602,126      $ 530,670
     Other ......................................     53,896         50,591
                                                   ---------      ---------
                                                     656,022        581,261
Costs and Expenses
     Cost of sales ..............................    378,716        308,645
     Operating ..................................    163,869        155,734
     Depreciation and amortization ..............     27,811         26,642
     Selling, general and administrative expenses     24,309         21,479
     Management fee .............................          0          1,290
     Restructuring charge .......................      6,911              0
                                                   ---------      ---------
                                                     601,616        513,790

Income before interest expenses and income taxes      54,406         67,471
Interest expense, net ...........................     25,794         23,262
                                                   ---------      ---------
Income before provision for income taxes ........     28,612         44,209
Provision for income taxes ......................        174            189
                                                   ---------      ---------
Net income ......................................  $  28,438      $  44,020
                                                   =========      =========

General Partner's interest in net income ........  $     569      $     880
                                                   ---------      ---------
Limited Partners' interest in net income ........  $  27,869      $  43,140
                                                   =========      =========
Net income per Unit .............................  $    0.97      $    1.50
                                                   =========      =========
Weighted average number of Units outstanding ....     28,726         28,726
                                                   =========      =========

7.       Unaudited Pro Forma Financial Information - Continued
         -----------------------------------------------------

Significant pro forma adjustments reflected in the above data include the following:

a. For the nine months ended June 29, 1996, an adjustment to interest expense to reflect the interest expense associated with the Senior Notes and Bank Credit Facilities. b. For the nine months ended June 29, 1996, the elimination of the provision for income taxes, as income taxes will be borne by the partners and not the Partnership, except for corporate income taxes related to the Service Company.

The Partnership's management estimates that the incremental costs of operating as a stand alone entity during the nine months ended June 29, 1996 would have approximated the management fee paid to an affiliate of its former Parent Company. These incremental costs are estimated to be $1,290 for the nine months ended June 29, 1996.

8.       Restricted Unit Plan
         --------------------

The Partnership's 1996 Restricted Unit Award Plan authorizes the issuance of Common Units with an aggregate value of $15,000 to executives, managers and Elected Supervisors of the Partnership. Initial Restricted Unit grants with a total value of $7,990 were awarded effective March 5, 1996 and additional grants with a total value of $3,585 were awarded effective October 1, 1996. Upon issuance of Restricted Units, unearned compensation is amortized ratably over the applicable vesting periods under the Plan. Unamortized unearned compensation was $11,099 at June 28, 1997 and is shown as a reduction of partners' capital in the Partnership's Condensed Consolidated Balance Sheets.

9.       Restructuring Charge
         --------------------

In the second quarter of fiscal 1997, the Partnership announced that it was evaluating certain long-term cost reduction strategies and organizational changes. As a result of this effort, the Partnership reorganized its product procurement and logistics group, redesigned its fleet and maintenance, field and corporate office organizations, identified facilities to be closed and impaired assets whose carrying amounts would not be recovered. In support of this effort during the third fiscal quarter, the Partnership recorded a restructuring charge of $6.9 million, which included the following:

         Severance, other employee benefits and
             facility closure costs                      $5.1
         Write-down to fair value certain assets          1.8
                                                         ----
                                                         $6.9
                                                         ====

At June 28, 1997 the remaining accruals related to the above captioned charges totaled $5.3 million.

10.      Subsequent Event - Common Unit Distribution
         -------------------------------------------

On July 22, 1997, the Partnership announced a quarterly distribution of $0.50 per Limited Partner Common Unit (aggregating $10,927) for the fiscal quarter ended June 28, 1997 payable on August 12, 1997. The Partnership will not make a quarterly distribution on its Subordinated Units (which are held by the General Partner) for said fiscal quarter. Millennium will provide $10 million of distribution support available under the Distribution Support Agreement between the Partnership and the General Partner toward the payment of the Quarterly Common Unit Distribution for said fiscal quarter.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


The disclosure set forth below includes forward looking statements. Actual results may differ materially from those projected herein as a result of possible variations in propane costs, expense levels and retail market conditions for propane as well as other factors.

Three Months Ended June 28, 1997
--------------------------------
Compared to Three Months Ended June 29, 1996
--------------------------------------------

Revenues

Revenues increased 1.4% or $1.8 million to $132.4 million for the three months ended June 28, 1997 as compared to $130.6 million for the three months ended June 29, 1996. The overall increase is attributable to higher retail and wholesale selling prices resulting from the increased cost of propane, offset in part by lower wholesale volumes. Propane sold to retail customers was even with last year's volume of 102.9 million gallons. Wholesale gallons sold decreased 24.0% or 7.9 million gallons to 25.1 million gallons due to the lack of favorable wholesale sales opportunities.

Gross Profit

Gross profit increased 3.7% or $2.3 million to $64.9 million. The increase was a result of higher retail margins offset in part by lower wholesale volumes. The higher retail margins resulted from product costs declining at a faster rate than selling prices.

Operating Expenses

Operating expenses increased 3.7% or $1.9 million to $51.4 million for the three months ended June 28, 1997 as compared to $49.6 million for the three months ended June 29, 1996. The increase in operating expenses is due to increases in payroll and related benefit costs and vehicle leasing and maintenance expenditures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.9 million to $8.2 million for the three months ended June 28, 1997 compared to $7.3 million for the three months ended June 29, 1996. Expenses were higher than the prior period principally due to increases in professional services and information system development expenditures.

Operating Income and EBITDA

During the three months ended June 28, 1997, the Partnership recorded a $6.9 million restructuring charge consisting primarily of severance, facility shutdown costs and asset writedowns. The restructuring charge resulted from a reorganization of the product procurement and logistics group, a redesign of the fleet and maintenance group and changes in field management to improve operations.

Operating income decreased $7.7 million to a loss of $11.0 million in the three months ended June 28, 1997 compared to a loss of $3.3 million in the prior period. EBITDA decreased $7.3 million to a loss of $1.6 million. The results include the restructuring charge of $6.9 million. Excluding the restructuring charge, operating income was $0.8 million lower and EBITDA was $0.4 million lower than the prior period principally due to higher period expenses offset partially by higher retail margins. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution.

Net Interest Expense

Net interest expense increased $0.9 million to $8.2 million for the three months ended June 28, 1997, as compared to $7.3 million for the prior year period. This increase is due to lower interest income during the current period on investments.

Nine Months Ended June 28, 1997
-------------------------------
Compared to Nine Months Ended June 29, 1996
-------------------------------------------

Revenues

Revenues increased 12.9% or $74.8 million to $656.0 million for the nine months ended June 28, 1997 as compared to $581.3 million for the nine months ended June 28, 1996. The overall increase was attributable to higher retail and wholesale selling prices resulting from the increased cost of propane, offset in part by lower retail volumes. Propane sold to retail customers decreased 4.4% or 20.3 million gallons to 445.2 million gallons while wholesale gallons sold increased 8.1% or 12.4 million gallons to 166.0 million gallons. The decrease in retail gallons was primarily due to warmer temperatures during the 1997 heating season than during the prior year coupled with customers' energy conservation due to the historically higher level of propane prices. Approximately, 65% of the decrease in retail gallons occurred in the Partnership's Southeastern region which experienced weather which was 14% warmer than the prior period. The increase in wholesale gallons resulted from favorable wholesale sales opportunities arising from the volatility of industry-wide propane prices during the period.

Gross Profit

Gross profit increased 1.7% or $4.7 million to $277.3 million. The increase is principally a result of higher retail margins, increased wholesale revenues and higher gross profit from appliance and parts sales offset partially by lower retail volumes. Average product costs for the Partnership increased substantially during the first two quarters of fiscal 1997 when compared to the same period of the prior year. The product cost increase was principally attributable to significant price increases charged by the Partnership's suppliers during the first four months of the current period. During the nine months ended June 28, 1997, the Partnership was able to pass on these product cost increases through higher selling prices and maintain higher unit margins than during the prior period.

Operating Expenses

Operating expenses increased 5.2% or $8.1 million to $163.9 million for the nine months ended June 28, 1997 as compared to $155.7 million for the nine months ended June 29, 1996. The increase in operating expenses was principally due to higher vehicle fuel costs resulting from the increase in propane costs along with higher payroll and related benefit costs, equipment maintenance, vehicle leasing expenses and an increase in the allowance for doubtful accounts resulting from the increase in revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, including the management fee, increased 6.8% or $1.5 million to $24.3 million for the nine months ended June 28, 1997 compared to $22.8 million for the nine months ended June 29, 1996. Expenses were higher than the prior period principally due to higher information system development costs, professional services and compensation expense under the Partnership's Restricted Unit Plan.

Operating Income and EBITDA

Operating income, excluding the restructuring charge, decreased $6.2 million to $61.3 million in the nine months ended June 28, 1997 compared to $67.5 million in the prior period. EBITDA, excluding the restructuring charge, decreased $5.0 million to $89.1 million. The decrease is attributable to higher period expenses partially offset by higher gross profit. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution.

Liquidity and Capital Resources

Due to the seasonal nature of the propane business, cash flows from operating activities are greater during the winter and spring seasons as customers pay for propane purchased during the heating season. For the three months ended June 28, 1997, net cash provided by operating activities increased $59.4 million to $35.8 million compared to $23.5 million of cash used in operating activities during the three months ended June 29, 1996. Cash used in operating activities in the prior period included $41.7 million of net cash remitted by the Partnership to Millennium Petrochemicals (classified as due to affiliate, net) under the terms of the Contribution Agreement between Millennium Petrochemicals and the Partnership. Excluding this item, cash provided by operations increased by $17.6 million in the three months ended June 28, 1997 compared to the prior period. Such increase was primarily attributable to a $26.4 million increase in accounts receivable collections principally due to increased selling prices during the heating season reflecting the higher cost of propane, partially offset by lower net income of $1.7 million excluding the restructuring charge, restructuring charge payments of $1.6 million and a decrease in deferred credits and other noncurrent liabilities of $4.2 million.

Net cash used in investing activities was $3.9 million for the three months ended June 28, 1997 consisting of capital expenditures of $5.7 million, offset by proceeds from the sale of property, plant and equipment of $1.8 million. Net cash used in investing activities was $10.4 million for the three months ended June 29, 1996 consisting of capital expenditures of $6.4 million and acquisition payments of $4.2 million.

Net cash used in financing activities for the three months ended June 28, 1997 was $25.2 million arising from net short-term debt repayments of $14.0 million and the Partnership distribution of $10.9 million.

Cash provided by operating activities for the nine months ended June 28, 1997 decreased $7.1 million to $60.2 million compared to $67.3 million in the prior period. The decrease was principally due to an increase in cash required to fund inventory purchases due to the timing of purchases and costs of operating as a publicly-traded partnership.

Net cash used in investing activities was $17.9 million for the nine months ended June 28, 1997 consisting of capital expenditures of $21.2 million and acquisition payments of $1.5 million, offset by proceeds from the sale of property, plant and equipment of $4.8 million. Net cash used in investing activities was $36.6 million for the nine months ended June 29, 1996 consisting of capital expenditures of $18.6 million and acquisition payments of $19.3 million, offset by proceeds from the sale of property, plant and equipment of $1.3 million.

Net cash used in financing activities for the nine months ended June 28, 1997 was $36.8 million, principally resulting from the Partnership's distributions.

Prior to March 5, 1996, the Predecessor Company's cash accounts had been managed on a centralized basis by an affiliate of Hanson. Accordingly, cash receipts and disbursements relating to the operations of the Predecessor Company were received or funded by the Hanson affiliate. Net cash activity with parent prior to March 5, 1996 was $25.8 million (received from the Hanson affiliate) for the nine months ended June 29, 1996. In March 1996, the Operating Partnership issued $425.0 million aggregate principal amount of Senior Notes with an interest rate of 7.54% for net cash proceeds of $418.8 million. Also, the Partnership, by means of an initial public offering and the exercise of an overallotment option by the underwriters, issued 21,562,500 Common Units for net cash proceeds of $413.6 million. The net proceeds of the Notes and Units issuance (which totaled $832.4 million), less $5.6 million reflecting a closing price adjustment to adjust division invested capital to $623.2 million immediately prior to the Partnership formation and $97.7 million reflecting the retention of the Predecessor Company net accounts receivable by Millennium Petrochemicals, was used to acquire the propane assets from Millennium Petrochemicals, pay off the intercompany payables and make a special distribution to the General Partner.

As a result of lower than anticipated earnings for fiscal 1997 and the costs associated with the restructuring efforts, the Partnership will utilize $10.0 million of cash proceeds available under the Distribution Support Agreement between the Partnership and the General Partner in connection with the payment of the Minimum Quarterly Distribution on the Common Units with respect to the third fiscal quarter of 1997. In addition, the Partnership anticipates that it will also utilize a portion of the cash proceeds available under the Distribution Support Agreement with respect to the fourth fiscal quarter of 1997. The amount of proceeds under the Distribution Support Agreement which will be utilized in the fourth quarter will be dependent on the fourth quarter's operating results. The Distribution Support Agreement provides for a maximum of approximately $44 million in cash to support the Partnership's Minimum Quarterly Distributions to holders of Common Units through March 31, 2001. The Partnership has not made a distribution on its subordinated units for the first three fiscal quarters of 1997 and does not intend to make a distribution to the subordinated unitholder for the fourth quarter.

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

                  (a)      Exhibits
                           (27)  Financial Data Schedule

                  (b)      Form 8-K
                           None

                                 SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized:











                         SUBURBAN PROPANE PARTNERS, L.P.



Date:  August 11,  1997              By /s/ Anthony M. Simonowicz
                                        -------------------------
                                        Anthony M. Simonowicz
                                        Vice President, Chief Financial Officer



                                     By /s/ Edward J. Grabowiecki
                                        -------------------------
                                        Edward J. Grabowiecki
                                        Controller and Chief Accounting Officer