Form 10-K
period 1997-09-27
SUBURBAN PROPANE PARTNERS LP
filed 1997-12-23
CIK 1005210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 1997
                                                           OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 16 OF THE
         SECURITIES EXCHANGE        ACT OF 1934

for the transition period from ______ to ______

                         Commission File Number: 1-14222

                         SUBURBAN PROPANE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

DELAWARE                                             22-3410353
------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

240 ROUTE 10 WEST,         WHIPPANY, NJ                07981
-------------------------------------------------------------
(Address of principal executive office)     (Zip Code)

(973)887-5300
----------------------------------------------------
(Registrant's telephone number, including area code)

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [X ].

The aggregate market value as of December 16, 1997 of the Registrant's Common Units held by non-affiliates of the Registrant, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $365,214,800. At December 16, 1997 there were outstanding 21,562,500 Common Units and 7,163,750 Subordinated Units.

Documents Incorporated by Reference:  None

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


                                     PART I
                                                                         Page
ITEM  1.  BUSINESS ...............................................        1
ITEM  2.  PROPERTIES .............................................        6
ITEM  3.  LEGAL PROCEEDINGS ......................................        6
ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....        6

                                     PART II
ITEM  5.  MARKET FOR THE REGISTRANT'S UNITS AND
          RELATED UNITHOLDER MATTERS .............................        7

ITEM  6.  SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA .......        7
ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..........       10
ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ............       14
ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE ....................       14

                                    PART III
ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .....       15
ITEM  11. EXECUTIVE COMPENSATION .................................       17
ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT .........................................       21
ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .........       23

                                     PART IV
ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K ....................................       24


Signatures .......................................................       25


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------

STATEMENTS MADE IN THIS FORM 10-K WHICH RELATE TO THE PARTNERSHIP'S EXPECTATIONS OR PREDICTIONS ARE OR MAY BE DEEMED TO BE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE PARTNERSHIP'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY SUCH FORWARD LOOKING STATEMENTS DEPENDING ON A NUMBER OF FACTORS, RISKS AND UNCERTAINTIES, SOME OF WHICH ARE OUTSIDE THE PARTNERSHIP'S CONTROL, INCLUDING THE UNIT COST OF PROPANE, WEATHER, CONTINUED CONTROL OF EXPENSES, CUSTOMER RETENTION AND REGULATORY DEVELOPMENTS (SUCH AS THE RSPA FINAL RULE DISCUSSED IN THE GOVERNMENT REGULATION SECTION OF "ITEM 1 - BUSINESS").

                                     PART I


ITEM 1. BUSINESS.

GENERAL

     Suburban Propane Partners, L.P. (the "Partnership"), a publicly traded Delaware limited partnership is engaged, through subsidiaries, in the retail and wholesale marketing of propane and related appliances and services. The Partnership believes it is the third largest retail marketer of propane in the United States, serving more than 700,000 active residential, commercial, industrial and agricultural customers from more than 350 customer service centers in over 40 states. The Partnership's operations are concentrated in the east and west coast regions of the United States. The retail propane sales volume of the Partnership was approximately 541 million gallons during the fiscal year ended September 27, 1997. Based on industry statistics, the
Partnership believes that its retail propane sales volume constitutes approximately 6% of the domestic retail market for propane.

     The Partnership conducts its business principally through its subsidiary, Suburban Propane, L.P. (the "Operating Partnership"), a Delaware limited partnership. The Partnership and the Operating Partnership were formed in 1995 to acquire and operate the propane business and assets of the Suburban Propane Division of Quantum Chemical Corporation (the "Predecessor Company"), then owned by Hanson PLC ("Hanson"). In addition, Suburban Sales and Service, Inc. (the "Service Company"), a subsidiary of the Operating Partnership, was formed to acquire and operate the service work and appliance and propane equipment parts businesses of the Predecessor Company. The Partnership, the Operating Partnership and the Service Company are collectively referred to hereinafter as the "Partnership Entities." The Partnership Entities commenced operations on March 5, 1996 upon consummation of an initial public offering of Common Units representing limited partner interests in the Partnership, the private placement of $425 million aggregate principal amount of Senior Notes and the transfer of all the propane assets (excluding the net accounts receivable balance) of the Predecessor Company to the Operating Partnership and Service Company.

     Suburban Propane GP, Inc. (the "General Partner") is a wholly-owned subsidiary of Millennium Petrochemicals Inc., ("Millennium Petrochemicals") and serves as the general partner of the Partnership and the Operating Partnership. Both the General Partner and Millennium Petrochemicals are indirect wholly-owned subsidiaries of Millennium Chemicals Inc. ("Millennium") which was formed as a result of Hanson's demerger in October 1996. Millennium Petrochemicals was formerly named Quantum Chemical Corporation ("Quantum"). The General Partner holds a 1% general partner interest in the Partnership and a 1.0101% general partner interest in the Operating Partnership. In addition, the General Partner owns a 24.4% limited partner interest and a special limited partner interest in the Partnership. The limited partner interest is evidenced by 7,163,750 Subordinated Units and the special limited partner interest is evidenced by Additional Partnership Units ("APUs"). The General Partner has delegated to the Partnership's Board of Supervisors all management powers over the business and affairs of the Partnership Entities that the General Partner possesses under applicable law.

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

BUSINESS STRATEGY

     The Partnership's strategy is to expand its operations and increase its retail market share in selected markets both through the acquisition of other propane distributors and through internal growth. Although acquisitions continue to be an important element of growth, the Partnership believes that the current market values being paid for propane distributors are greater than the cost to grow internally through improved customer retention and marketing. As a result, the Partnership has focused on internal growth but will continue to pursue selective acquisitions including non- propane related companies. Acquisitions during fiscal 1997 totaled 5 propane distributors for total consideration of $1.7 million compared to 17 propane distributors acquired during fiscal 1996 for total consideration of $31.7 million.

     In  order  to  facilitate  the  Partnership's   acquisition  strategy,  the
Operating Partnership's Bank Credit Facilities include a $25 million Acquisition Facility. (See Item 7.)

     The Partnership plans to pursue internal growth by acquiring new customers, retaining existing customers and by selling additional products and services to its customers. The Partnership employs a nationwide sales organization and has a comprehensive customer retention program. By retaining more of its existing customers and continuing to seek new customers, the Partnership believes it can increase its customer base and improve its profitability.

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

     Based upon information provided by the Energy Information Agency, propane accounts for approximately three to four percent of household energy consumption in the United States. Propane competes primarily with electricity and fuel oil as an energy source, principally on the basis of price, availability and portability. In addition to competing with alternative energy sources, the Partnership competes with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry publications, the Partnership believes that the 10 largest retailers, including the Partnership, account for approximately 33% of the total retail sales of propane in the United States, and that no single marketer has a greater than 10% share of the total retail market in the United States. Based on industry statistics, the Partnership believes that its retail sales volume constitutes approximately 6% of the domestic retail market for propane. Most of the Partnership's retail distribution branches compete with five or more marketers or distributors. Each retail distribution outlet operates in its own competitive environment because retail marketers tend to locate in close proximity to customers in order to lower the cost of providing service. The typical retail distribution outlet generally has an effective marketing radius of approximately 50 miles although in certain rural areas the marketing radius may be extended by a satellite office.

PRODUCTS, SERVICES AND MARKETING

     The Partnership distributes propane through a nationwide retail distribution network consisting of more than 350 customer service centers in over 40 states. The Partnership's operations are concentrated in the east and west coast regions of the United States. In fiscal 1997, the Partnership served more than 700,000 active customers. Approximately two-thirds of the Partnership's retail propane volume is sold during the six-month peak heating season from October through March, as many customers use propane for heating purposes. Typically, customer service centers are found in suburban and rural areas where natural gas is not readily available. Generally, such locations consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. Most of the Partnership's residential customers receive their propane supply pursuant to an automatic delivery system which eliminates the customer's need to make an affirmative purchase decision. From its customer service centers, the Partnership also sells, installs and services equipment related to its propane distribution business, including heating and cooking appliances and, at some locations, propane fuel systems for motor vehicles.

     The Partnership sells propane primarily to six markets: residential, commercial, industrial (including engine fuel), agricultural, other retail users and wholesale. Approximately 75.0% of the gallons sold by the Partnership in fiscal 1997 were to retail customers (27.9% to residential customers, 25.6% to commercial customers, 11.0% to industrial customers (including 8.5% to engine fuel customers), 4.8% to agricultural customers and 5.2% to other retail users) and approximately 25.0% were to wholesale customers. Sales to residential customers in fiscal 1997 accounted for approximately 55% of the Partnership's gross profit on propane sales, reflecting the higher-margin nature of this segment of the market. No single customer accounted for 10% or more of the Partnership's revenues during fiscal year 1997.

     Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,200 gallons of propane, into a stationary storage tank on the customer's premises. The capacity of these tanks ranges from approximately 100 gallons to approximately 1,200 gallons, with a typical tank having a capacity of 300 to 400 gallons. The Partnership also delivers propane to retail customers in portable cylinders, which typically have a capacity of 5 to 35 gallons. When these cylinders are delivered to customers, empty cylinders are picked up for replenishment at the Partnership's distribution locations or are refilled in place. The Partnership also delivers propane to certain other bulk end users of propane in larger trucks known as transports (which have an average capacity of approximately 9,000 gallons). End users receiving transport deliveries include industrial customers, large-scale heating accounts, such as local gas utilities which use propane as a supplemental fuel to meet peak load deliverability requirements, and large agricultural accounts which use propane for crop drying. Propane is generally transported from refineries, pipeline terminals, storage facilities (including the Partnership's storage facilities in Hattiesburg, Mississippi and Elk Grove, California), and coastal terminals to the Partnership's customer service centers by a combination of common carriers, owner-operators, the Partnership's own highway transport fleet, and railroad tank cars. (See Item 2.)

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

PROPANE SUPPLY

     The Partnership's propane supply is purchased from over 90 oil companies and natural gas processors at more than 190 supply points located in the United States and Canada. The Partnership also makes purchases on the spot market. The Partnership purchased over 94% of its propane supplies from domestic suppliers during fiscal 1997. Most of the propane purchased by the Partnership in fiscal 1997 was purchased pursuant to one year agreements subject to annual renewal, but the percentage of contract purchases may vary from year to year as determined by the Partnership. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on such market prices. Some of these agreements provide maximum and minimum seasonal purchase guidelines. The Partnership uses a number of interstate pipelines, as well as railroad tank cars and delivery trucks to transport propane from suppliers to storage and distribution facilities.

     Supplies of propane from the Partnership's sources historically have been readily available. In the fiscal year ended September 27, 1997, Shell Oil Company ("Shell") and Exxon Corporation ("Exxon") provided approximately 16% and 14%, respectively, of the Partnership's total domestic propane supply. The Partnership believes that, if supplies from either Shell or Exxon were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations. Aside from Shell or Exxon, no single supplier provided more than 10% of the Partnership's total domestic propane supply in the fiscal year ended September 27, 1997.

     The Partnership has expanded its product procurement and price risk management activities to reduce the effect of price volatility on its product costs and to help insure the availability of propane during periods of short supply. The Partnership is currently a party to propane futures transactions on the New York Mercantile Exchange and to a limited extent has entered into contracts to purchase and sell product at fixed prices in the future.

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

TRADEMARKS AND TRADENAMES

     The Partnership utilizes a variety of trademarks and tradenames which it owns, including "Suburban Propane(R)". The Partnership regards its trademarks, tradenames and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products.

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

     The Research and Special Programs Administration (RSPA) of the U.S. Department of Transportation has recently promulgated Final Rule HM-225 (49 CFR 171.5) which adopts temporary operating requirements for cargo tank motor vehicles used to transport propane. The Final Rule, which became effective on August 16, 1997 but is currently not being generally enforced, effectively requires that such vehicles be equipped with remote control equipment capable of shutting off the flow of propane in the event of a break in the vehicle's delivery hose or piping. The Final Rule also contains a statement that a pre-existing RSPA regulation (Hazardous Materials Regulation 177.834(i)) requires operators of cargo tank vehicles to maintain an "unobstructed view" of the vehicle itself when making deliveries to customer tanks. This new interpretation espoused by RSPA regarding the unobstructed view requirement would require either two operators being in attendance during most customer deliveries, which would significantly increase operating costs, or one attendant remaining at a mid-point between bobtails and the customer tanks, a practice that the Partnership and the propane industry consider to be unsafe. The Partnership and four other major propane marketers have filed suit in the U.S. District Court for the Western District of Missouri challenging the RSPA Final Rule on the basis that it was promulgated in an arbitrary and capricious manner and in violation of the Administrative Procedure Act. The plaintiffs seek a preliminary injunction and other relief in this suit. The National Propane Gas Association, the industry's trade association, has also filed a suit challenging the Final Rule in the U.S. District Court for the Northern District of Texas. Since these pending suits are in their early stages, the Partnership cannot yet predict the outcome thereof or what modifications may be made to RSPA Final Rule HM-225.

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

EMPLOYEES

     As of September 27, 1997 the Partnership had 3,376 full time employees, of whom 369 were general and administrative (including fleet maintenance personnel), 127 were sales, 120 were transportation and product supply and 2,760 were customer service center employees. Approximately 297 of such employees are represented by 12 different local chapters of labor unions. The Partnership believes that its relations with both its union and non-union employees are satisfactory. From time to time, the Partnership hires temporary workers to meet peak seasonal demands.

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

     As of September 27, 1997 the Partnership also owned 3,610 shares or approximately 8.6% of the common stock of the Dixie Pipeline Company ("Dixie Pipeline"), which owns and operates a propane gas pipeline that runs from Mont Belvieu, Texas, to Apex, North Carolina. On December 22, 1997, the Partnership sold its ownership interest in the Dixie Pipeline to Shell Western E&P, Inc. and Conoco Pipe Line Company for net cash proceeds approximately $13 million and realized a gain of approximately $5 million.

     The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 27, 1997, the Partnership had a fleet of approximately 76 transport truck tractors, of which approximately 22% are owned by the Partnership, and 638 railroad tank cars, of which approximately 2% are owned by the Partnership. In addition, the Partnership utilizes approximately 1,700 bobtail and rack trucks, of which approximately 85% are owned by the Partnership and approximately 1,800 other delivery and service vehicles, of which approximately 69% are owned by the Partnership. The balance of such vehicles that are not owned by the Partnership are leased. As of September 27, 1997, the Partnership owned approximately 981,000 customer storage tanks with typical capacities of 300 to 400 gallons and approximately 86,000 portable cylinders with typical capacities of 5 to 10 gallons.

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

ITEM 3. LEGAL PROCEEDINGS.

LITIGATION

     A number of personal injury, property damage and product liability suits are pending or threatened against the Partnership. In general, these lawsuits have arisen in the ordinary course of the Partnership's business and involve claims for actual damages, and in some cases, punitive damages. The Partnership is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. These self-insurance reserves include provisions for losses related to pending or threatened litigation. Although any litigation is inherently uncertain, based on past experience, the information currently available to it, the availability of insurance coverage and the amount of its self-insurance reserves for known and unasserted self-insurance claims (which was approximately $23.7 million at September 27, 1997), the Partnership does not believe that these pending or threatened litigation matters will have a material adverse effect on its results of operations or its financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of security holders of the Partnership, through the solicitation of proxies or otherwise, during the fourth fiscal quarter of the year ended September 27, 1997.

                                     PART II



ITEM 5. MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNITHOLDER
               MATTERS.

     The Common Units, representing limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange under the symbol SPH. The Common Units began trading on February 29, 1996, at an initial public offering price of $20.50 per Common Unit. As of December 5, 1997 there were 895 registered Common Unitholders of record. The following table sets forth, for the periods indicated, the high and low sale prices per Common Unit, as reported on the New York Stock Exchange, and the amount of cash distributions paid per Common Unit.

                                        Common Unit Price Range
                                                             CASH DISTRIBUTION
                                         HIGH          LOW          PAID
                                         ----          ---          ----
1996 FISCAL YEAR
Second Quarter (beginning March 5, 1996)  $20.88      $20.50       $0.16*
Third Quarter                              20.75       19.75        0.50
Fourth Quarter                             21.75       19.63        0.50
     *Prorated distribution.



1997 FISCAL YEAR
First Quarter                             $21.88      $18.75       $0.50
Second Quarter                             20.63       17.75        0.50
Third Quarter                              18.75       17.00        0.50
Fourth Quarter                             20.19       18.06        0.50

     There is no established public trading market for the Partnership's Subordinated Units, representing limited partner interests, all of which are held by the General Partner.

     The Partnership makes quarterly distributions to its partners in an aggregate amount equal to its Available Cash (as defined) for such quarter. Available Cash generally means all cash on hand at the end of the fiscal quarter plus all additional cash on hand as a result of borrowings and purchases of additional limited partner units APUs subsequent to the end of such quarter less cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements.

     The Partnership is a publicly traded limited partnership that is not subject to federal income tax. Instead, Unitholders are required to report their allocable share of the Partnership's earnings or loss, regardless of whether the Partnership makes distributions.


ITEM 6. SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA.

      The following table presents selected condensed consolidated historical and pro forma financial data (which are unaudited) of the Partnership and the Predecessor Company. The selected condensed consolidated historical data is derived from the audited financial statements of the Partnership and Predecessor Company, except for the twelve months ended September 30, 1993 - See Note (c) to the selected historical and pro forma financial data. The dollar amounts in the table below, except per Unit data, are in thousands.


                                PARTNERSHIP (A)                      PREDECESSOR COMPANY (B) (C)
                     --------------------------------------------------------------------------------------
                                     PRO FORMA
                                       YEAR       MARCH 5, OCTOBER 1,
                       YEAR ENDED    ENDED (D)      1996     1995          YEAR ENDED       TWELVE MONTHS
                      ------------------------    THROUGH  THROUGH    ---------------------     ENDED
                        SEPT 27,     SEPT 28,    SEPT 28,   MARCH 4,   SEPT 30,  OCTOBER 1,  SEPTEMBER 30,
                          1997         1996        1996       1996       1995       1994         1993
                      -----------   ----------  ---------  ---------- ---------- ---------- --------------
STATEMENT OF
 OPERATIONS DATA
Revenues ..............  $ 771,131   $ 707,946  $ 323,947  $ 383,999  $ 633,620  $ 677,767   $ 678,992
Gross Profit ..........    334,336     330,254    150,746    179,508    314,724    347,227     332,016
Depreciation and
Amortization ..........     37,307      35,862     21,046     14,816     34,055     34,300      37,706
Restructuring Charge...      6,911       2,340      2,340       --         --         --          --
Operating Income
(Loss) ................     47,763      58,332     (3,464)    61,796     55,544     75,490      58,149
Interest Expense,
Net ...................     33,979      31,197     17,171       --         --         --          --
Provision for
Income Taxes ..........        190         250        147     28,147     25,299     33,644      26,733
Net Income (Loss) .....     13,594      26,885    (20,782)    33,649     30,245     41,846      31,523
Net Income (Loss)
per Unit (e) ..........  $    0.46   $    0.92  $   (0.71)
BALANCE SHEET DATA
(END OF PERIOD)
Current Assets ........  $ 104,361   $ 120,692  $ 120,692             $  78,846  $  88,566   $ 124,033
Total Assets ..........    776,407     807,424    807,424               736,459    755,053     599,939
Current Liabilities ...     96,701     101,826    101,826                69,872     74,555      70,772
Long-term Debt ........    427,970     428,229    428,229                  --         --          --
Other Long-term
Liabilities ...........    110,497     112,690    112,690               108,352    120,946     107,824
Predecessor equity ......                                               558,235    559,552     421,344
Partners' Capital -
General Partner .......     12,830       3,567      3,286
Partners' Capital -
Limited Partners ......    128,409     174,790    161,393
STATEMENT OF
CASH FLOWS DATA
Cash Provided by
(Used in)
 Operating Activities    $  58,848   $  59,196  $  62,961  $  (3,765) $  53,717  $  77,067   $  58,312
 Investing Activities    $ (20,709)  $ (52,414) $ (30,449) $ (21,965) $ (22,317) $ (16,126)  $ (23,005)
 Financing Activities    $ (37,734)  $  12,013  $ (13,786) $  25,799  $ (31,562) $ (68,093)  $ (33,681)
OTHER DATA
EBITDA (f) ............  $  85,070   $  94,194  $  17,582  $  76,612  $  89,599  $ 109,790   $  95,855
Capital Expenditures (g)
Maintenance ...........  $  24,888   $  25,885  $  16,089  $   9,796  $  21,359  $  17,839   $  31,679
Acquisition ...........  $   1,880   $  28,529  $  15,357  $  13,172  $   5,817  $   1,448   $    --
Retail Propane
Gallons Sold ..........    540,799     566,900    257,029    309,871    527,269    568,809     563,291



(a) The Partnership acquired the propane business and assets of the Predecessor Company on March 5, 1996 (the Closing Date). There are no material differences in the basis of assets and liabilities between the Partnership and the Predecessor Company.

(b) The Predecessor Company's financial data for the fiscal 1995 and 1994 periods may not be comparable to the twelve months ended September 30, 1993 due to the application of purchase accounting adjustments in connection with Hanson's acquisition of Quantum on September 30, 1993.

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

(d) The pro forma financial and operating information for the year ended September 28, 1996 was derived from the historical statement of operations of the Predecessor Company for the period October 1, 1995 through March 4, 1996 and the consolidated statement of operations of the Partnership from March 5, 1996 to September 28, 1996. The pro forma financial and operating information was prepared to reflect the effects of the Partnership formation as if it had been completed in its entirety as of the beginning of the periods presented.

    Significant pro forma adjustments reflected in the financial and operating information include the following:

    1. For the year ended September 28, 1996, an adjustment to interest expense to reflect the interest expense associated with the Senior Notes and Bank Credit Facilities.

    2. For the year ended September 28, 1996, the elimination of the provision for income taxes, as income taxes will be borne by the partners and not the Partnership, except for corporate income taxes related to the Service Company.

    3. The Partnership's management estimates that the incremental costs of operating as a stand-alone entity during the year ended September 28, 1996 would have approximated the management fee paid to an affiliate of Hanson. These incremental costs are estimated to be $1,290 for the year ended September 28, 1996.

 (e) Net income (loss) per Unit is computed by dividing the limited partners' interest in net income (loss) by the number of Units outstanding.

 (f) Defined as operating income plus depreciation and amortization. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with nor superior to generally accepted accounting principles but provides additional information for evaluating the Partnership's ability to pay the Minimum Quarterly Distribution.

 (g) The Partnership's  capital expenditures fall generally into two categories:
     (i) maintenance capital expenditures, which include expenditures for repair and replacement of property, plant and equipment, and (ii) acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and a portion of the purchase price allocated to intangibles associated with such acquired businesses.

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

GENERAL

     The Partnership is engaged in the retail and wholesale marketing of propane and related appliances and services. The Partnership believes it is the third largest retail marketer of propane in the United States, serving more than 700,000 active residential, commercial, industrial and agricultural customers from more than 350 customer service centers in over 40 states. The Partnership's annual retail propane sales volume were approximately 541 million, 567 million and 527 million gallons during the fiscal years ended September 27, 1997, September 28, 1996 and September 30, 1995, respectively.

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

     The retail propane business is a "margin-based" business where the level of profitability is largely dependent on the difference between retail sales prices and product cost. The unit cost of propane is subject to volatile changes as a result of product supply or other market conditions. Propane unit cost changes can occur rapidly over a short period of time and can impact retail margins. There is no assurance that the Partnership will be able to pass on product cost increases fully, particularly when product costs increase rapidly.

SELECTED QUARTERLY HISTORICAL AND PRO FORMA FINANCIAL DATA
(in thousands)

     The following historical pro forma quarterly financial data for periods prior to the Partnership formation were derived from the historical statements of operations of the Predecessor Company for the period October 1, 1995 through March 4, 1996 and reflect the effects of the Partnership formation as if the formation had been completed in its entirety as of the beginning of the periods presented.

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

Fiscal year ended September 27, 1997 (unaudited)

                       FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                       -------------   --------------   -------------   --------------
Revenues                  $246,028       $277,631         $132,363        $115,109
Gross Profit                97,934        114,487           64,885          57,030
Operating Income (Loss)     25,900         39,459          (10,953)         (6,643)
Net Income (Loss)           17,338         30,281          (19,181)        (14,844)
EBITDA                      35,181         48,647           (1,611)          2,853
Retail Gallons Sold        158,996        183,307          102,899          95,597


Fiscal year ended September 28, 1996 (unaudited)

                       Pro Forma       Pro Forma
                       FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                       -------------   --------------   -------------   --------------
Revenues                  $190,679        $259,992         $130,590        $126,685
Gross Profit                93,384         116,654           62,578          57,638
Operating Income (Loss)     26,396          44,337           (3,262)         (9,139)
Net Income (Loss)           18,103          36,493          (10,576)        (17,135)
EBITDA                      35,113          53,280            5,721              80
Retail Gallons Sold        157,592         204,991          102,896         101,421


ANALYSIS OF HISTORICAL RESULTS OF OPERATIONS

     The Partnership acquired the propane business and assets of the Predecessor Company on March 5, 1996. Solely for purposes of comparing the results of operations of the Partnership for the year ended September 27, 1997 with those of the Partnership and the Predecessor Company in the prior year period, the statement of operations data for the year ended September 28, 1996 is comprised of the combined statements of operations of the Predecessor Company for the period October 1, 1995 to March 4, 1996 and the Partnership for the period March 5, 1996 to September 28, 1996.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

     REVENUES. Revenues increased $63.2 million or 8.9% to $771.1 million in fiscal 1997 as compared to $707.9 million in fiscal 1996. The overall increase is primarily attributable to higher average retail and wholesale selling prices resulting from higher propane product costs. Retail gallons sold decreased 4.6% or 26.1 million gallons to 540.8 million gallons in fiscal 1997 as compared to
566.9 million gallons in the prior year, while wholesale gallons sold decreased 2.4% or 4.5 million gallons to 184.5 million gallons compared to 189.0 million in the prior year. The decrease in gallons sold is primarily due to warmer temperatures during the winter heating season in all areas of the Partnership's operations.

     GROSS PROFIT. Gross profit increased $4.1 million or 1.2% to $334.3 million for fiscal 1997 compared to $330.3 million in the prior year. The increase in gross profit principally resulted from higher average retail propane unit margins partially offset by reduced volumes of propane sold.


     OPERATING EXPENSES. Operating expenses increased $6.4 million or 3.1% to $209.8 million for fiscal year 1997 as compared to $203.4 million in the prior year. Operating expenses increased due to higher payroll, bad debt and equipment and vehicle leasing costs.

     RESTRUCTURING CHARGE. Fiscal 1997 results reflect a restructuring charge of $6.9 million compared to a $2.3 million restructuring charge incurred in fiscal 1996. In fiscal 1997, after evaluating certain long-term cost reduction strategies and organizational changes, the Partnership reorganized its product procurement and logistics group, redesigned its fleet and maintenance, field and corporate office organizations, and identified facilities to be closed and impaired assets whose carrying amounts would not be recovered. In connection with this effort, the Partnership recorded a $6.9 million restructuring charge, comprised of severance, employee benefit and facility closure costs of $5.1 million and an impaired asset charge of $1.8 million.

     In fiscal 1996, the Partnership reorganized its corporate office and terminated certain employees. As a result of this action, the Partnership recorded a $2.3 million restructuring charge, comprised of severance and employee benefit costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including the management fee charged to the Predecessor Company and excluding restructuring charges, increased $2.3 million or 7.5% to $32.6 million for fiscal 1997 compared to $30.3 million in the prior year. Expenses increased principally due to higher expenditures for professional consulting services (primarily information systems) and expansion of customer satisfaction programs.

     OPERATING INCOME AND EBITDA. Operating income, excluding the restructuring charges, decreased $6.0 million or 9.9% to $54.7 million for fiscal 1997 compared to $60.7 million in the prior year. EBITDA, decreased $9.1 or 9.7% to $85.1 million. The decrease is primarily attributable to the higher operating, selling, general and administrative expenses and the fiscal 1997 restructuring charge partially offset by higher overall retail margins. EBITDA should not be considered as an alternative to net income (as in indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to pay the Minimum Quarterly Distribution.

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

     OPERATING EXPENSES. Operating expenses increased $6.1 million or 3.1% to $203.4 million for fiscal year 1996 as compared to $197.3 million in the prior year. Operating expenses increased due to higher delivery costs associated with the higher gallon volumes and higher maintenance and product costs.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership believes that approximately $23.0 million of maintenance capital expenditures will be required in fiscal year 1998 for repair and replacement of property, plant and equipment. The Partnership expects to fund these capital expenditures from cash flow from operations or from borrowings under the working capital facility.

     Due to the seasonal nature of the propane business, cash flows from operating activities are greater during the winter and spring seasons as customers pay for propane purchased during the heating season. For fiscal 1997, net cash provided by operating activities decreased $0.4 million to $58.8 million compared to $59.2 million in fiscal 1996. Cash provided by operating activities during fiscal 1997, reflects increases in cash from accounts receivable of $23.1 million, prepaid and other current assets of $6.2 million and inventories of $11.8 million principally due to lower sales volumes and a resulting decline in propane purchases. These increases were offset by an aggregate decrease in accounts payable, accrued interest and accrued employment and benefit costs of $37.9 million and $4.3 million of cash expenditures incurred in connection with the Partnership's restructuring.

     Net cash used in investing activities was $20.7 million for fiscal 1997, reflecting $24.9 million in capital expenditures and $1.8 million of payments for acquisitions, offset by net proceeds of $6.0 million from the sale of property, plant and equipment. Net cash used in investing activities was $52.4 million for fiscal 1996, consisting of capital expenditures of $25.9 million and acquisition payments of $28.5 million, offset by proceeds from the sale of property and equipment of $2.0 million. The decrease in cash used for acquisition activities of $26.6 million primarily results from the Partnership's fiscal 1997 emphasis on internal growth through improved customer retention and marketing as compared to growth from acquisitions. The Partnership believes that internal growth, given the high values being paid to acquire propane distributors, is currently the more economical method of expanding its business. The Partnership will, however, continue to pursue selective accretive acquisitions during fiscal 1998.

     For fiscal year 1996, net cash provided by operating activities increased $5.5 million or 10.2% to $59.2 million compared to $53.7 million for fiscal year 1995. The increase is primarily attributable to an aggregate increase in accounts payable, accrued interest and expenses and other noncurrent liabilities totaling $53.9 million partially offset by an increase in accounts receivable, inventories, prepaid expenses and decreased net income totaling $50.0 million arising from an increase in the cost and volume of gallons sold and operating under the Partnership structure for seven months of fiscal 1996.

     Net cash used in investing activities was $22.3 million for fiscal year 1995, reflecting $21.4 million in capital expenditures and $5.8 million of payments for the acquisition of new customer service centers offset by net proceeds of $4.9 million from the sale of marginal performing customer service center locations and other property and equipment.

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

     In an effort to reduce annual fees associated with unutilized credit facilities, effective September 30, 1997, the Operating Partnership amended its Bank Credit Facilities to reduce its acquisition facility to $25 million from $100 million and retain its $75 million working capital facility. Borrowings under the amended agreement will bear interest at a rate based upon either LIBOR plus a margin, First Union National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .20% to .25% based upon certain financial tests will be payable quarterly whether or not borrowings occur. The facilities, which expire on September 30, 2000, are unsecured on an equal and ratable basis with the Operating Partnership's obligations under the Senior Notes. At September 27, 1997, there were no amounts outstanding under the Bank Credit Facilities.

     As a result of lower than anticipated earnings for fiscal 1997 and the costs associated with the restructuring efforts, the Partnership utilized $10.0 million of cash proceeds available under the Distribution Support Agreement between the Partnership and the General Partner in connection with the payment of the Minimum Quarterly Distribution on the Common Units with respect to the third fiscal quarter of 1997. In addition, the Partnership received an additional $12.0 million of cash proceeds under the Distribution Support Agreement in November 1997 to support the Minimum Quarterly Distribution in respect to the fourth fiscal quarter of 1997. The Partnership does not anticipate utilizing proceeds available under the Distribution Support Agreement with respect to the funding of the Minimum Quarterly Distribution for the first quarter of fiscal 1998. The Distribution Support Agreement provides for a maximum of approximately $44 million in cash in return for APUs ($22 million of which has been utilized) to support the Partnership's Minimum Quarterly Distributions to holders of Common Units through March 31, 2001. The Partnership has not made a distribution on its Subordinated Units since the first fiscal quarter of 1997 and does not intend to make a distribution to the Subordinated Unitholder for the first fiscal quarter of 1998.

     The Partnership will make distributions in an amount equal to all of its Available Cash approximately 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. The Partnership has made distributions to holders of its Common Units for each of the quarters in fiscal 1997.

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

     The three Elected Supervisors serve on the Audit Committee with the authority to review, at the request of the Board of Supervisors, specific matters as to which the Board of Supervisors believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the Board of Supervisors is fair and reasonable to the Partnership. Any matters approved by the Audit Committee will be conclusively deemed to be fair and reasonable to the Partnership, approved by all partners of the Partnership and not a breach by the General Partner or the Board of Supervisors of any duties they may owe the Partnership or the Unitholders. In addition, the Audit Committee will review external financial reporting of the Partnership, will recommend engagement of the Partnership's independent accountants and will review the Partnership's procedures for internal auditing and the adequacy of the Partnership's internal accounting controls.

BOARD OF SUPERVISORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The following table sets forth certain information with respect to the members of the Board of Supervisors and executive officers of the Partnership as of December 16, 1997. Officers are elected for one-year terms and Supervisors are elected or appointed for three-year terms.

                                  POSITION WITH THE
     NAME                  AGE    PARTNERSHIP
-------------------------  ---    ----------------------------------------

Mark A. Alexander.......    39    President and Chief Executive Officer;
                                  Member of the Board of Supervisors (Management
                                  Supervisor)
David R. Feheley........    49    Senior Vice President -- Operations;
                                  Member of the Board of Supervisors (Management
                                  Supervisor)
Anthony M. Simonowicz...    46    Vice President and Chief Financial Officer
Michael M. Keating......    44    Vice President -- Human Resources and
                                  Administration
Kevin T. McIver.........    43    Vice President, General Counsel and Secretary
Thomas A. Nunan.........    64    Vice President -- Sales
Michael J. Dunn, Jr.....    48    Vice President - Procurement and Logistics
George H. Hempstead, II.    54    Member of the Board of Supervisors
                                  (Appointed Supervisor)
John E. Lushefski.......    42    Member of the Board of Supervisors
                                  (Appointed Supervisor)
John Hoyt Stookey.......    67    Member of the Board of Supervisors
                                  (Chairman and Elected Supervisor)
Harold R. Logan, Jr.....    53    Member of the Board of Supervisors
                                  (Elected Supervisor)
Dudley C. Mecum.........    62    Member of the Board of Supervisors
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

     Mr. Simonowicz serves as Vice President and Chief Financial Officer of the Partnership. Mr. Simonowicz was Vice President -- Business Development of the Partnership from March 1996 to March 1997. Mr. Simonowicz was Vice President -- Business Development of Suburban Propane from September 1995 until March 1996 and was Director -- Financial Planning and Analysis from 1991 to September 1995. Mr. Simonowicz was employed as Controller at Lifecodes Corporation (a genetic identification and research company), then a subsidiary of Quantum, from 1989 to 1991.

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

     Mr. Dunn has served as Vice President -- Procurement and Logistics since March 1997. Prior to joining the Partnership, Mr. Dunn was Vice President of Commodity Trading for Goldman Sachs & Company, New York, NY since 1981.

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

     Mr. Lushefski serves as an Appointed Supervisor of the Partnership. He is also a Vice President and Director of the General Partner. He has served as Senior Vice President and Chief Financial Officer of Millennium since October 1996. He was Senior Vice President and Chief Financial Officer of Hanson Industries from June 1995 until October 1996. He was Vice President and Chief Financial Officer of Peabody Holding Company, a Hanson subsidiary, from January 1991 to May 1995 and Vice President and Controller of Hanson Industries from 1990 to 1991. He originally joined Hanson Industries in 1985.

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

     Mr. Logan is an Elected Supervisor of the Partnership. Mr. Logan is Executive Vice President - Finance and Treasurer as well as a Director of TransMontaigne Oil Company (a holding company formed to purchase companies engaged in the marketing and distribution of petroleum products). From 1987 to 1995 he served as Senior Vice President of Finance and a Director of Associated Natural Gas Corporation (an independent gatherer and marketer of natural gas, natural gas liquids and crude oil which in 1994 was acquired by Panhandle Eastern Corporation). Mr. Logan is also a director of Snyder Oil Corporation (an oil and gas exploration and production company).

     Mr. Mecum is an Elected Supervisor. Mr. Mecum is a partner of Capricorn Holdings, LLC (a sponsor of and investor in leveraged buyouts). He was Chairman of Mecum Associates Inc. (management consultants) from June 1996 to June 1997. Mr. Mecum was a partner of G.L. Ohrstrom & Co. (a sponsor of and investor in leveraged buyouts)from 1989 to June, 1996. He is also a director of Travelers Group,Inc., Travelers/Aetna P&C Corp., Lyondell Petrochemical Company, Fingerhut Companies, Inc., Dyncorp, Vicorp Restaurants, Inc. and Metris Industries, Inc.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth a summary of all compensation awarded or paid to or earned by the chief executive officer and the four other most highly compensated executive officers of the Partnership in fiscal 1997. Mr. Simonowicz assumed the position of Vice President and Chief Financial Officer of the Partnership in March 1997.


                           SUMMARY COMPENSATION TABLE


                                            ANNUAL COMPENSATION                LONG TERM COMPENSATION
                                            -------------------                ----------------------

                                                                               RESTRICTED
          NAME AND                                                                UNIT           ALL OTHER
     PRINCIPAL POSITION                      YEAR  SALARY ($)    BONUS ($)(1)  AWARD(S)($)(2)  COMPENSATION ($)(4)
    -------------------                     ------ -----------  -----------    ------------   -----------------
Mark A. Alexander                            1997    374,000      100,000       2,000,000           18,756
President and Chief Executive Officer        1996    196,538       20,417       3,000,000            1,610

David R. Feheley                             1997    168,000       29,467         750,000           11,053
Senior Vice President-Operations             1996    135,000        7,425         500,000          139,050
                                             1995    106,000            0               0            2,319

Anthony M. Simonowicz                        1997    138,000       24,000         600,000           13,349
Vice President and Chief Financial Officer   1996    120,000        6,000         400,000          125,500
                                             1995     97,766            0               0            2,291

Thomas A. Nunan                              1997    145,000       19,358                 (3)        9,850
Vice President -Sales                        1996    135,000       17,542                          102,000
                                             1995     97,302       50,000

Kevin T. McIver                              1997    145,000       19,333         275,000            4,350
Vice President and General                   1996    138,000        6,210         325,000          143,140
Counsel                                      1995    131,553            0               0            3,963



(1) Bonuses are reported for the year earned,  regardless of the year paid.
(2) The aggregate dollar value of Restricted Unit Awards was computed by multiplying the number of Restricted Units granted by $20.50, the initial public offering price of the Common Units. The Restricted Units are subject to a bifurcated vesting procedure such that: (i) 25% of the units vest in equal amounts on each of March 5, 1999, 2001, and 2003 (or upon a "change of control" of the Partnership); and the remaining 75% vest automatically upon, and in the same proportion as, the conversion of the Subordinated Units to Common Units, which conversion cannot commence prior to April 1999 under the Partnership Agreement (or upon a "change of control" of the Partnership). Until such Restricted Units vest, their holders will not be entitled to any distributions or allocations of income and loss, nor shall they have any voting or other rights with respect to such common Units. At September 28, 1997, the number of Restricted Units and the aggregate value thereof (calculated at a per Unit price of $19.625, the closing price of Common Unit on September 27, 1997 as reported on the New York Stock Exchange) were 243,902 ($4,786,577) for Mr. Alexander, 60,976 ( $1,196,654 ) for Mr. Feheley, 48,780 ($957,308) for Mr.
Simonowicz, and 29,268 ($574,385) for Mr. McIver.

(3) In lieu of participation in the Restricted Unit Plan, Mr. Nunan is entitled, subject to certain conditions, to receive cash payments of $221,030 in December 1998, $141,610 in December 1999 and $131,132 in December 2000.
(4) These amounts include for year 1997 the following:
  a. Health and welfare premiums for Messrs, Alexander, Feheley, Simonowicz and Nunan. Mr. McIver does not participate in the Plan.
  b.  Vehicle  allowances  for Messrs,  Alexander,  Feheley and  Simonowicz.
  c. Matching contributions under the Suburban Retirement Savings and Investment Plan for Messrs. Alexander, Feheley, Simonowicz, Nunan and McIver.

RETIREMENT BENEFITS

   The following table sets forth the annual benefits upon retirement at age 65 in 1997, without regard to statutory maximums, for various combinations of final average earnings and lengths of service which may be payable to Messrs. Alexander, Feheley, Simonowicz, Nunan, and McIver under the Pension Plan for Eligible Employees of Suburban Propane, L.P. and Subsidiaries and the Suburban Propane Company Supplemental Executive Retirement Plan. Each such Plan has been assumed by the Partnership and each such person will be credited for service earned under such plan to date. Messrs. Alexander, Feheley, Simonowicz, Nunan, and McIver have 1 year, 21 years, 8 years, 9 years, and 14 years service under the plans.

                                  PENSION PLAN
             ANNUAL BENEFIT FOR YEARS OF CREDITED SERVICE SHOWN (2) FINAL 5-YEAR (1)

AVERAGE EARNINGS 5 YEARS  10 YEARS 15 YEARS 20 YEARS 25 YEARS 30 YEARS  35 YEARS
---------------- -------- -------- -------- -------- -------- --------  --------
   $100,000       8,109   16,218    24,327    32,436   40,545   48,654    56,763
   $200,000      16,859   33,718    50,577    67,436   84,295  101,154   118,013
   $300,000      25,609   51,218    76,827   102,436  128,045  153,654   179,263
   $400,000      34,359   68,718   103,077   137,436  171,795  206,154   240,513
   $500,000      43,109   86,218   129,327   172,436  215,545  258,654   301,763

1) The  Plans'  definition  of  earnings  consists  of base pay only.
2) Annual Benefits are computed on the basis of straight life annuity amounts. The pension benefit is calculated as follows:
       the sum of (a) plus (b) multiplied by (c) where (a) is that portion of final average earnings up to 125% of social security Covered Compensation times 1.4% and (b) is that portion of final average earnings in excess of 125% of social security Covered Compensation times 1.75% and (c) is credited service up to a maximum of 35 years.

      In addition, certain additional retirement and life insurance benefits are payable to Mr. McIver pursuant to two Suburban Propane executive plans that were in effect prior to Quantum's acquisition of Suburban Propane in 1983. Under the Suburban Propane Deferred Compensation Plan, Mr. McIver is entitled, subject to certain conditions set forth in the Plan, which include remaining in the Partnership's employ until retirement, to receive a retirement supplement of approximately $21,000 per year for a ten-year period subsequent to retirement. Under the Suburban Propane Executive Death Benefit Plan, $100,000 of life insurance proceeds, on an after tax basis, are payable to Mr. McIver's estate, subject to the terms and conditions of the Plan, which include remaining in the employ of the Partnership until retirement.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

    The Partnership has adopted a non-qualified, unfunded supplemental retirement plan known as the Supplemental Executive Retirement Plan. The purpose of the Plan is to provide certain executive officers with a level of retirement income from the Partnership, without regard to statutory maximums. Under the Plan, a participant's annual benefit, assuming retirement at age 65, is equal to
(a) 1.4% of the participant's Average Final Compensation not in excess of 125% of Covered Compensation plus (b) 1.75% of the participant's Average Final Compensation in excess of 125% of Covered Compensation times (c) the participant's years of benefit service with the Partnership (not to exceed 35) minus (d) the Pension Offset. The defined terms in this paragraph will have the same meanings as in the Plan or in the Partnership's qualified Retirement Plan. Messrs. Alexander and Feheley currently participate in this Plan.

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

     Rights to acquire authorized but unissued Common Units of the Partnership with an aggregate value of $15.0 million are available under the Restricted Unit Plan for purposes of calculating the value of these Unit grants, a value of $20.50 (the initial public offering price of the Common Units) has been utilized. As of September 27, 1997, rights to acquire Common Units with an aggregate value of $13.0 million (the "Initial Units") have been granted, subject to the vesting conditions described below and subject to other customary terms and conditions, as follows: (i) rights to acquire Common Units with an aggregate value of $5.0 million have been allocated to Mr. Alexander, (ii) rights to acquire Common Units with an aggregate value of $7.1 million were allocated to other participants in the Plan who are officers or managers of the Partnership's business, as determined by the Board of Supervisors or a compensation committee thereof, and (iii) rights to acquire Common Units with an aggregate value of $0.9 million were allocated among the three Elected Supervisors.

     The right to acquire the remaining $2.0 million of the $15.0 million aggregate value of Initial Units have been reserved and may be allocated or issued in the future to executives and managers on such terms and conditions (including vesting conditions) as are described below or as the Board of Supervisors, or a compensation committee thereof, shall determine. Without the consent of the General Partner, such awards to executives or managers cannot be made to prior award recipients except on terms and conditions substantially identical to the awards previously received. Each Elected Supervisor subsequently appointed or elected will receive rights to acquire Common Units with a value of $0.3 million on the same terms and conditions as those granted to the three initial Elected Supervisors.

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

EMPLOYMENT AGREEMENTS

       The Partnership entered into an employment agreement (the "Employment Agreement") with Mr. Alexander ("Executive") which became effective March 5, 1996 and was amended effective October 23, 1997. The summary of such Employment Agreement contained herein does not purport to be complete and is qualified in its entirety by reference to the Employment Agreement.

    Mr. Alexander's Employment Agreement has an initial term of three years but automatically renews for successive one-year periods, unless earlier terminated by the Partnership or by Mr. Alexander or otherwise terminated in accordance with the Employment Agreement. The Employment Agreement for Mr. Alexander provided for an initial base salary of $350,000. In addition, Mr. Alexander may earn a bonus up to 100% of annual base salary (the "Maximum Annual Bonus") for services rendered based upon certain performance criteria. The Employment Agreement also provides for the opportunity to participate in benefit plans made available to other senior executives and senior managers of the Partnership, including the Restricted Unit Plan. The Partnership also provides Mr. Alexander with term life insurance with a face amount equal to three times his annual base salary.


     Mr. Alexander will also participate in a non-qualified supplemental retirement plan which provides retirement income which could not be provided under the Partnership's qualified plans by reason of limitations contained in the Internal Revenue Code. If a "change of control"(as defined in the Employment Agreement)of the Partnership occurs and within six months prior thereto or at any time subsequent to a change of control the Partnership terminates the Executive's employment without "cause" or the Executive resigns with "good reason", then the Executive will be entitled to (i) a lump sum severance payment equal to three times the sum of his annual base salary in effect as of the date of termination and the Maximum Annual Bonus, and (ii) medical benefits for three years from the date of such termination. The Employment Agreement provides that if any payment received by the Executive is subject to the 20% federal excise tax under Section 4999 of the Code, the payment will be grossed up to permit the Executive to retain a net amount on an after-tax basis equal to what he would have received had the excise tax not been payable.

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

COMPENSATION OF SUPERVISORS

     Mr. Stookey receives annual compensation of $75,000 for his services to the Partnership. The other two Elected Supervisors receive $15,000 per year, plus $1,000 per meeting of the Board of Supervisors or committee thereof attended. In addition, each Elected Supervisor participates in the Restricted Unit Plan and has received Unit Awards with a value of $0.3 million. All Elected Supervisors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Supervisors. The Partnership does not expect to pay any additional remuneration to its employees (or employees of any of its affiliates) or employees of the General Partner or any of its affiliates for serving as members of the Board of Supervisors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT.

     The following table sets forth certain information as of December 5, 1997 regarding the beneficial ownership of Common and Subordinated Units by each person or group known by the Partnership (based upon filings under Section 13(d) or (g) under The Securities Exchange Act of 1934) to own beneficially more than 5% thereof, each member of the Board of Supervisors, each executive officer named in the Summary Compensation table and all members of the Board of Supervisors and executive officers as a group. Each individual or entity listed below has sole voting and investment power over the Units reported, except as noted below.

SUBURBAN PROPANE, L.P.

                 NAME                           AMOUNT AND NATURE OF    PERCENT
TITLE OF CLASS   OF BENEFICIAL OWNER            BENEFICIAL OWNERSHIP    OF CLASS
--------------   -------------------            ---------------------  ---------
Common Units        Mark A. Alexander                      19,100          .089%
                    David R. Feheley                        3,000          .014%
                    Anthony M. Simonowicz                   2,000          .009%
                    Thomas A. Nunan                         2,500          .012%
                    Kevin T. McIver                         1,000          .005%
                    George H. Hempstead, III                    0           --
                    John E. Lushefski                           0           --
                    John Hoyt Stookey                      10,000          .046%
                    Harold R. Logan, Jr.                    2,500          .012%
                    Dudley C. Mecum                         1,000          .005%
                    All Members of the Board
                    of Supervisors and Executive
                    Officers as a Group (12 persons)       41,100          .191%

Subordinated Units  Millennium Chemicals Inc.           7,163,750         100.0%
                    99 Wood Avenue South
                    Iselin, New Jersey 08830

                    As executive officers of Millennium, Messrs. Hempstead and Lushefski have shared voting and investment power over the Subordinated Units. Messrs. Hempstead and Lushefski disclaim beneficial ownership of the Subordinated Units.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Partnership's directors and executive officers to file initial reports of ownership and reports of changes in ownership of the Company's Common Units with the Securities and Exchange Commission. Directors and executive officers are required to furnish the Partnership with copies of all Section 16(a) forms that they file. Based on a review of these filings, the Partnership believes that all such filings were made timely during the 1997 fiscal year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RIGHTS OF THE GENERAL PARTNER

     The General Partner owns all of the Subordinated Units, representing an aggregate 24.4% limited partner interest in the Partnership. Millennium Petrochemicals owns 100% of the capital stock of the General Partner. Through the General Partner's ability, as general partner, to control the election of the two Appointed Supervisors of the Partnership, its right as general partner to approve certain Partnership actions, its ownership of all of the outstanding Subordinated Units and its right to vote the Subordinated Units as a separate class on certain matters, the General Partner and its affiliates have the ability to exercise significant influence regarding management of the Partnership.

COMPUTER SERVICES AGREEMENT WITH QUANTUM

     The Partnership has entered into a Computer Services Agreement (the "Computer Services Agreement") with Millennium Petrochemicals to utilize Millennium Petrochemicals mainframe computer, which receives data and generates customer bills, reports and information regarding the retail sales of the Partnership. Pursuant to such agreement, the Partnership pays Millennium Petrochemicals a monthly fee of $33,550. The Partnership believes these amounts are no higher than would have been paid to a third party vendor for such services. The Partnership is also required to reimburse Millennium Petrochemicals for certain out-of-pocket expenses. Millennium Petrochemicals has notified the Partnership of its intention to terminate the Computer Services Agreement on or about March 31, 1998.

DISTRIBUTION SUPPORT AGREEMENT

     The Partnership and the General Partner have entered into the Distribution Support Agreement which is intended to enhance the Partnership's ability to make the Minimum Quarterly Distribution on the Common Units during the Subordination Period. Pursuant to the Distribution Support Agreement, the General Partner has agreed to contribute cash, in exchange for APUs to enable the Partnership to distribute the Minimum Quarterly Distribution up to a maximum of approximately $44.3 million. Through December 5, 1997, the General Partner has contributed a total of $22.0 million to the Partnership and received 220,000 APUs in consideration thereof. Millennium (the "APU Guarantor") has agreed pursuant to the Distribution Support Agreement to guarantee the General Partner's APU contribution obligation. The Unitholders have no independent right separate and apart from the Partnership to enforce the General Partner's or the APU Guarantor's obligations under the Distribution Support Agreement.

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

              Management Contracts and Compensatory Plans and Arrangements

              - Employment Agreement dated as of March 5, 1996 between the Operating Partnership and Mr. Alexander (filed as Exhibit 10.6 to the Partnership's Current Report on Form 8-K filed on April 29, 1996).

              - First Amendment to Employment Agreement dated as of March 5, 1996 between the Operating Partnership and Mr. Alexander entered into as of October 23, 1997 (filed as Exhibit 10.7 herewith).

              -   The Partnership's  1996 Restricted Unit Plan (filed as Exhibit
                  10.8 to the Partnership's Current Report on Form 8-K filed on April 29, 1996).

              - Form of Unit Grant Agreement pursuant to the Partnership's 1996 Restricted Unit Plan (filed as Exhibit 10.9 to the Partnership's Current Report on Form 8-K filed on April 29,
                  1996).

              -   The  Partnership's   Supplemental  Executive  Retirement  Plan
                  (filed as Exhibit 10.11 to the Partnership's Annual Report on Form 10-K for the fiscal year ended September 28, 1996).

              - The Partnership's Severance Protection Plan dated September 1996 (filed as Exhibit 10.12 to the Partnership's Annual Report on Form 10-K for the fiscal year ended September 28,
                  1996).

     (b) Reports on Form 8-K

              Report on Form 8-K dated December 19, 1997, containing the Partnership's press release dated December 19, 1997, with respect to the sale of its 8.6% ownership interest in the Dixie Pipeline Company.

                                                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Suburban Propane Partners, L.P.



                                          By: /S/ MARK A. ALEXANDER
                                          -------------------------------
                                             Mark A. Alexander
                                             President, Chief Executive Officer
                                             and Management Supervisor


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURE                     TITLE                            DATE


/S/ DAVID R. FEHELEY               Management Supervisor       December 22, 1997
--------------------
    (David R. Feheley)

/S/ GEORGE H. HEMPSTEAD, III       Appointed Supervisor        December 22, 1997
----------------------------
   (George H. Hempstead, III)

/S/ JOHN E. LUSHEFSKI              Appointed Supervisor        December 22, 1997
---------------------
   (John E. Lushefski)

/S/ JOHN HOYT STOOKEY              Elected Supervisor          December 22, 1997
---------------------
   (John Hoyt Stookey)

/S/ HAROLD R. LOGAN, JR.           Elected Supervisor          December 22, 1997
------------------------
   (Harold R. Logan, Jr.)

/S/ DUDLEY C. MECUM                Elected Supervisor          December 22, 1997
-------------------
   (Dudley C. Mecum)

/S/ ANTHONY M.  SIMONOWICZ         Vice President and Chief    December 22, 1997
--------------------------          Financial Officer of
   (Anthony M. Simonowicz)          Suburban Propane Partners, L.P.

/S/ EDWARD J. GRABOWIECKI          Controller and Chief        December 22, 1997
-------------------------           Accounting Officer of
   (Edward J. Grabowiecki)          Suburban Propane Partners, L.P.

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
                 Partnership dated as of March 4, 1996.

*    3.2         Amended and Restated  Agreement of Limited  Partnership  of
                 the Operating Partnership dated as of March 4, 1996.

*** 10.1         Amended  and  Restated  Credit   Agreement  dated  as  of
                 September 30, 1997 among the Operating Partnership, First Union National Bank, as administrative agent, and certain banks.

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

*   10.4         Computer  Services  Agreement  dated as of March 5,  1996
                 between Quantum and the Operating Partnership.

*   10.5         Distribution  Support Agreement dated as of March 5, 1996
                 among the Partnership, the General Partner and Millennium.

*   10.6         Employment Agreement dated as of March 5, 1996 between the
                 Operating Partnership and Mr. Alexander.

*** 10.7 First Amendment to Employment Agreement dated as of March 5, 1996 between the Operating Partnership and Mr. Alexander entered into as of October 23, 1997.

*   10.8         The Partnership's 1996 Restricted Unit Plan.

*   10.9         Form of Unit Grant Agreement pursuant to the Partnership's 1996
                 Restricted Unit Plan.

  EXHIBIT
  NUMBER         DESCRIPTION
  ------         -----------

**  10.11        The Partnership Supplemental Executive Retirement Plan
                 (effective as of March 5, 1996).

**  10.12        The Partnership's Severance Protection Plan dated September
                 1996.

**  21.1         Listing of Subsidiaries of the Partnership.

*** 23.1         Consent of Independent Accountants.

*** 27.1         Financial Data Schedule.

--------------------------------------------------------------------------------

 *       Incorporated  by  reference  to  the  same  numbered   Exhibit  to  the
         Partnership's Current Report Form 8-K filed April 29, 1996.

**       Incorporated  by  reference  to  the  same  numbered   Exhibit  to  the
         Partnership's Annual Report on Form 10-K for the fiscal year ended September 28, 1996.

***      Filed herewith.

                                                             EXECUTION COPY









                              AMENDED AND RESTATED

                                CREDIT AGREEMENT

                         dated as of September 30, 1997,

                                  by and among

                             SUBURBAN PROPANE, L.P.,
                                  as Borrower,

                         the Lenders referred to herein,

                           FIRST UNION NATIONAL BANK,
                            as Administrative Agent,

                                       and

                              THE BANK OF NEW YORK,
                             as Documentation Agent

                                TABLE OF CONTENTS

                                                                          PAGE


ARTICLE I  DEFINITIONS......................................................1

     SECTION 1.01    Definitions............................................1

     SECTION 1.02    General...............................................14

     SECTION 1.03    Other Definitions and Provisions......................14


ARTICLE II  CREDIT FACILITIES..............................................14

     SECTION 2.01    Loans.................................................14

     SECTION 2.02    Swingline Loans.......................................15

     SECTION 2.03    Procedure for Advances of Loans.......................16

     SECTION 2.04    Repayment of Loans....................................17

     SECTION 2.05    Notes.................................................18

     SECTION 2.06    Reductions of the Aggregate Commitment................18

     SECTION 2.07    Termination of Credit Facilities; Extension
                     of Termination Date...................................19


ARTICLE III  GENERAL LOAN PROVISIONS.......................................20

     SECTION 3.01    Interest..............................................20

     SECTION 3.02    Notice and Manner of Conversion or Continuation
                     of Loans..............................................22

     SECTION 3.04    Manner of Payment.....................................22

     SECTION 3.05    Crediting of Payments and Proceeds....................23

     SECTION 3.06    Adjustments...........................................23

     SECTION 3.07    Nature of Obligations of Lenders Regarding Extensions
                     of Credit; Assumption by the Administrative Agent.....23

     SECTION 3.08    Changed Circumstances.................................24

     SECTION 3.09    Indemnity.............................................25

     SECTION 3.10    Capital Requirements..................................25

     SECTION 3.11    Taxes.................................................25

     SECTION 3.12    Duty to Mitigate; Assignment of Commitments Under
                     Certain Circumstances.................................27


ARTICLE IV  CLOSING; CONDITIONS OF CLOSING AND BORROWING...................27

     SECTION 4.01    Closing...............................................27

     SECTION 4.02    Conditions to Closing and Initial Extensions of
                     Credit................................................27

     SECTION 4.03    Conditions to All Loans...............................30


ARTICLE V  REPRESENTATIONS AND WARRANTIES OF THE BORROWER..................30

     SECTION 5.01    Representations and Warranties........................30

     SECTION 5.02    Survival of Representations and Warranties, Etc.......35


ARTICLE VI  FINANCIAL INFORMATION AND NOTICES..............................35

     SECTION 6.01    Financial Statements..................................35

     SECTION 6.02    Officer's Compliance Certificate......................36

     SECTION 6.03    Other Reports.........................................36

     SECTION 6.04    Notice of Litigation and Other Matters................36

     SECTION 6.05    Accuracy of Information...............................37


ARTICLE VII  AFFIRMATIVE COVENANTS.........................................37

     SECTION 7.01    Existence; Businesses and Properties..................37

     SECTION 7.02    Insurance.............................................37

     SECTION 7.03    Taxes.................................................38

     SECTION 7.04    Employee Benefits.....................................38

     SECTION 7.05    Access to Premises and Records; Confidentiality.......38

     SECTION 7.06    Compliance with Laws..................................38

     SECTION 7.07    Additional Guarantors.................................39

     SECTION 7.08    Use of Proceeds.......................................39

     SECTION 7.09    Partnership Documents.................................39

     SECTION 7.10    Compliance with Environmental and Safety Laws.........39

     SECTION 7.11    Preparation of Environmental Reports..................39

     SECTION 7.12    Corporate Identity....................................39

     SECTION 7.13    Federal Reserve Regulations...........................40

     SECTION 7.14    Available Cash Reserves...............................40

     SECTION 7.15    Further Assurances....................................40

     SECTION 7.16    Year 2000 Compatibility...............................40

     SECTION 7.17    Commodity Hedging Policy..............................40


ARTICLE VIII  FINANCIAL COVENANTS..........................................41

     SECTION 8.01    Interest Coverage Ratio...............................41

     SECTION 8.02    Leverage Ratio........................................41

     SECTION 8.03    Adjusted Consolidated Net Worth.......................41


ARTICLE IX  NEGATIVE COVENANTS.............................................41

     SECTION 9.01    Indebtedness..........................................41

     SECTION 9.02    Liens.................................................43

     SECTION 9.03    Sale and Lease-Back Transactions......................45

     SECTION 9.04    Investments, Loans and Advances.......................45

     SECTION 9.05    Mergers, Consolidations, Sales of Assets
                     and Acquisitions......................................46

     SECTION 9.06    Restricted Payments...................................47

     SECTION 9.07    Transactions with Affiliates..........................48

     SECTION 9.08    Business of Borrower and Subsidiaries.................48

     SECTION 9.09    Material Agreements; Tax Status.......................49

     SECTION 9.10    Lease Obligations.....................................49

     SECTION 9.11    Priority Indebtedness.................................49

     SECTION 9.12    Certain Accounting Changes............................49

     SECTION 9.13    Restrictive Agreements................................49


ARTICLE X  DEFAULT AND REMEDIES............................................50

     SECTION 10.01   Events of Default.....................................50

     SECTION 10.02   Remedies..............................................51

     SECTION 10.03   Rights and Remedies Cumulative; Non-Waiver; etc.......52


ARTICLE XI  THE ADMINISTRATIVE AGENT.......................................52

     SECTION 11.01   Appointment...........................................52

     SECTION 11.02   Delegation of Duties..................................52

     SECTION 11.03   Exculpatory Provisions................................52

     SECTION 11.04   Reliance by the Administrative Agent..................53

     SECTION 11.05   Notice of Default.....................................53

     SECTION 11.06   Non-Reliance on the Administrative Agent and
                     Other Lenders.........................................53

     SECTION 11.07   Indemnification.......................................54

     SECTION 11.08   The Administrative Agent in Its Individual Capacity...54

     SECTION 11.09   Resignation of the Administrative Agent; Successor
                     Administrative Agent..................................54

     SECTION 11.10   Documentation Agent...................................54

ARTICLE XII  MISCELLANEOUS.................................................55

     SECTION 12.01   Notices...............................................55

     SECTION 12.02   Expenses; Indemnity...................................56

     SECTION 12.03   Set-off...............................................57

     SECTION 12.04   Governing Law.........................................57

     SECTION 12.05   Consent to Jurisdiction...............................57

     SECTION 12.06   Binding Arbitration; Waiver of Jury Trial.............57

     SECTION 12.07   Reversal of Payments..................................58

     SECTION 12.08   Injunctive Relief; Punitive Damages...................58

     SECTION 12.09   Accounting Matters....................................59

     SECTION 12.10   Successors and Assigns; Participations................59

     SECTION 12.11   Amendments, Waivers and Consents......................61

     SECTION 12.12   Performance of Duties.................................62

     SECTION 12.13   All Powers Coupled with Interest......................62

     SECTION 12.14   Survival of Indemnities...............................62

     SECTION 12.15   Titles and Captions...................................62

     SECTION 12.16   Severability of Provisions............................62

     SECTION 12.17   Counterparts..........................................62

     SECTION 12.18   Term of Agreement.....................................62


EXHIBITS

Exhibit A-1         -        Form of Revolving Credit Note
Exhibit A-2         -        Form of Acquisition Loan Note
Exhibit A-3         -        Form of Swingline Note
Exhibit B           -        Form of Notice of Borrowing
Exhibit C           -        Form of Notice of Prepayment
Exhibit D           -        Form of Notice of Conversion/Continuation

Exhibit E           -        Form of Officer's Certificate
Exhibit F           -        Form of Assignment and Acceptance
Exhibit G           -        Form of Notice of Account Designation
Exhibit H           -        Form of Guarantee Agreement
Exhibit I           -        Distribution Support Agreement
Exhibit J           -        Senior Note Agreement


SCHEDULES

Schedule 1            -      Lenders and Commitments
Schedule 5.01(a)      -      Jurisdictions of Organization and Qualification
Schedule 5.01(b)      -      Subsidiaries and Capitalization
Schedule 5.01(m)      -      Employee Relations
Schedule 5.01(t)      -      Indebtedness and Contingent Obligations
Schedule 5.01(u)      -      Litigation
Schedule 9.02         -      Existing Liens
Schedule 9.04         -      Existing Loans, Advances and Investments

         AMENDED AND RESTATED CREDIT AGREEMENT, dated as of the thirtieth day of September, 1997, by and among SUBURBAN PROPANE, L.P., a limited partnership organized under the laws of Delaware (the "Borrower"), the Lenders who are or may become a party to this Agreement, FIRST UNION NATIONAL BANK, as Administrative Agent for the Lenders and THE BANK OF NEW YORK, as Documentation Agent.

                              STATEMENT OF PURPOSE

         Pursuant to a Credit Agreement, dated as of February 28, 1996 (as amended by the First Amendment, dated as of September 23, 1996, the "Original Credit Agreement"), among the Borrower, the lenders party thereto (the "Original Lenders") and The Chase Manhattan Bank, formerly known as Chemical Bank ("Chase"), as Administrative Agent for the Original Lenders, the Original Lenders have extended certain credit facilities to the Borrower. The Borrower has requested, and the Lenders have agreed, to amend and restate the Original Credit Agreement on the terms and conditions of this Agreement. In connection with such amendment and restatement and as of the date hereof, the Lenders party hereto shall constitute the Lenders hereunder and First Union National Bank will become the Administrative Agent for the Lenders and Chase will have no further duties or liabilities as Agent under the Original Credit Agreement.

         NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the parties hereto, such parties hereby agree as follows:



         ARTICLE I

DEFINITIONS


         SECTION 1.01      DEFINITIONS.
                           ------------

              The following terms when used in this Agreement shall have the meanings assigned to them below:

         "ACQUISITION LOAN" means any of the acquisition loans made by the Lenders to the Borrower pursuant to Section 2.01(b).

         "ACQUISITION LOAN COMMITMENT" means, as to any Lender, the obligation of such Lender to make Acquisition Loans to the Borrower hereunder in an aggregate principal or face amount at any time outstanding not to exceed the amount so designated opposite such Lender's name on SCHEDULE 1 hereto, as the same may be reduced or modified at any time or from time to time pursuant to the terms hereof.

         "ACQUISITION   LOAN  FACILITY"  means  the  acquisition  loan  facility
established pursuant to Article II hereof.

         "ACQUISITION LOAN NOTES" means the separate Acquisition Loan Notes made by the Borrower payable to the order of each Lender, substantially in the form of EXHIBIT A-2 hereto, evidencing the Acquisition Loan Facility, and any amendments and modifications thereto, any substitutes therefor, and any replacements, restatements, renewals or extension thereof, in whole or in part; "Acquisition Loan Note" means any of such Notes.

         "ADDITIONAL PARTNERSHIP UNITS" means the non-voting limited partnership interests in the Parent contemplated by Section 5.6 of the Agreement of Limited Partnership of the Parent and the Registration Statement.

         "ADJUSTED CONSOLIDATED NET WORTH" means, with respect to the Borrower and the Subsidiaries on a consolidated basis at any time, the sum at such time of (a) Consolidated Net Worth of the Borrower and the Subsidiaries at such time and (b) the aggregate amount of goodwill amortization recorded from and after the "Effective Date" of the Original Credit Agreement, determined on a Consolidated basis in accordance with GAAP.

         "ADMINISTRATIVE   AGENT"   means  First   Union  in  its   capacity  as
Administrative Agent hereunder,  and any successor thereto appointed pursuant to
Section 11.09.

         "ADMINISTRATIVE AGENT'S OFFICE" means the office of the Administrative Agent specified in or determined in accordance with the provisions of Section 12.01.

         "AFFILIATE" means, with respect to any Person, any other Person (other than a Subsidiary) which directly or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, such first Person or any of its Subsidiaries. The term "control" means the possession, directly or indirectly, of any other power to direct or cause the direction of the management and policies of a Person, whether through ownership of voting securities, by contract or otherwise.

         "AGGREGATE ACQUISITION LOAN COMMITMENT" means the aggregate amount of the Lenders' Acquisition Loan Commitments hereunder, as such amount may be reduced or modified at any time or from time to time pursuant to the terms hereof. On the Closing Date, the Aggregate Acquisition Loan Commitment shall be Twenty-Five Million Dollars ($25,000,000).

         "AGGREGATE COMMITMENT" means the aggregate amount of the Lenders' Commitments hereunder, as such amount may be reduced or modified at any time or from time to time pursuant to the terms hereof. On the Closing Date, the Aggregate Commitment shall be One Hundred Million Dollars ($100,000,000).

         "AGGREGATE REVOLVING CREDIT COMMITMENT" means the aggregate amount of the Lenders' Revolving Credit Commitments hereunder, as such amount may be reduced or modified at any time or from time to time pursuant to the terms hereof. On the Closing Date, the Aggregate Revolving Credit Commitment shall be Seventy-Five Million Dollars ($75,000,000).

         "AGREEMENT" means this Amended and Restated Credit Agreement, as amended or modified from time to time.

         "APPLICABLE LAW" means all applicable provisions of constitutions, statutes, laws, rules, treaties, regulations and orders of all Governmental Authorities and all orders and decrees of all courts and arbitrators.

         "APPLICABLE MARGIN" shall have the meaning assigned thereto in Section 3.01(c).

         "ASSIGNMENT AND ACCEPTANCE"  shall have the meaning assigned thereto in
Section 12.10.

         "AVAILABLE CASH" means, with  respect  to  any  fiscal  quarter  of the
Borrower:

                  (a) the sum of (i) all cash and cash equivalents of the Borrower and the Subsidiaries on hand at the end of such quarter, and
         (ii) all additional cash and cash equivalents of the Borrower and the Subsidiaries on hand on the date of determination of Available Cash with respect to such quarter resulting from borrowings hereunder and purchases of Additional Partnership Units, in each case subsequent to the end of such quarter, less

                  (b) the amount of cash reserves that is necessary or appropriate in the reasonable discretion of the Board of Supervisors of the Borrower to (i) provide for the proper conduct of the business of the Borrower and the Subsidiaries (including reserves for future capital expenditures) subsequent to such quarter, (ii) comply with Applicable Law or any loan agreement (including, but not limited to, this Agreement), security agreement, mortgage, debt instrument or other agreement or obligation to which the Borrower or any Subsidiary is a party or by which it is bound or its assets are subject and which is permitted by the terms hereof or (iii) provide funds for distributions to partners of the Parent and the General Partner in respect of any one or more of the next four fiscal quarters; PROVIDED that the Board of Supervisors shall not establish cash reserves pursuant to clause (iii) if the effect of such reserves would be that the Parent is unable to distribute the Minimum Quarterly Distribution on the Common Units with respect to such quarter; and PROVIDED, FURTHER, that disbursements made or cash reserves established, increased or reduced after the end of such quarter but on or before the date of determination of Available Cash with respect to such quarter shall be deemed to have been made, established, increased or reduced, for purposes of determining Available Cash, within such quarter if the Board of Supervisors of the Borrower so determines.

         In addition, without limitation or duplication of the foregoing, Available Cash for any fiscal quarter shall reflect reserves equal to
         (A) 50% of the interest projected to be paid on the Senior Notes, the Refinancing Notes and any Loans outstanding or projected to be outstanding hereunder in the next succeeding fiscal quarter and (B) beginning with a date three fiscal quarters before a scheduled principal payment date on the Senior Notes, the Refinancing Notes or the Loans, 25% of the aggregate principal amount thereof due on any such payment date in the third succeeding fiscal quarter, 50% of the aggregate principal amount due on any such quarterly payment date in the second succeeding fiscal quarter and 75% of the aggregate principal amount due on any quarterly payment date in the next succeeding fiscal quarter and (C) the aggregate amount deemed not to constitute Designated Net Proceeds pursuant to the further proviso contained in the definition of "Designated Net Proceeds". The foregoing reserves for amounts to be paid at any time shall be reduced by the amount of the Blocked Portion then in effect.

         "BASE RATE" means, at any time, the higher of (a) the Prime Rate or (b) the Federal Funds Rate PLUS 1/2 of 1%; each change in the Base Rate shall take effect simultaneously with the corresponding change or changes in the Prime Rate or the Federal Funds Rate.

         "BASE RATE LOAN" means any Loan bearing interest at a rate based upon the Base Rate as provided in Section 3.01(a).

         "BLOCKED  PORTION"  shall  have the  meaning  assigned  to such term in
Section 2.01(c).

         "BOARD OF SUPERVISORS" means, with respect to the Parent or the Borrower, as the case may be, such Board of Supervisors as defined in the Agreement of Limited Partnership of the Parent or the Agreement of Limited Partnership of the Borrower, as applicable.

         "BORROWER" means Suburban Propane, L.P. in its capacity as borrower hereunder.

         "BUSINESS" means the propane business, assets and liabilities of the Borrower and its Subsidiaries.

         "BUSINESS DAY" means (a) for all purposes other than as set forth in clause (b) below, any day other than a Saturday, Sunday or legal holiday on which banks in Charlotte, North Carolina and New York, New York, are open for the conduct of their commercial banking business, and (b) with respect to all notices and determinations in connection with, and payments of principal and interest on, any LIBOR Rate Loan, any day that is a Business Day described in clause (a) and that is also a day for trading by and between banks in Dollar deposits in the London interbank market.

         "CAPITAL ASSET" means, with respect to the Borrower and its Subsidiaries, any asset that should, in accordance with GAAP, be classified and accounted for as a capital asset on a Consolidated balance sheet of the Borrower and its Subsidiaries.

         "CAPITAL LEASE" means, with respect to the Borrower and its Subsidiaries, any lease of any property that should, in accordance with GAAP, be classified and accounted for as a capital lease on a Consolidated balance sheet of the Borrower and its Subsidiaries.

         "CAPITAL STOCK" means, with respect to any Person, any and all shares, interests, rights to purchase, warrants, options, participations or other equivalents of or interests in (however designated) equity of such Person, including any preferred stock, any limited or general partnership interest and any limited liability company membership interest.

         "CHANGE IN OWNERSHIP" means the occurrence, at any time prior to the earlier of March 31, 2002 and the date upon which the last Subordinated Unit shall have converted into a Common Unit in accordance with the terms for conversion set forth in the Registration Statement of any of the following events: (a) the Qualified Owners, alone or together, shall fail to own directly or indirectly, beneficially and of record (i) 100% of the issued and outstanding Capital Stock of the General Partner, (ii) 100% of the general partnership interests in each of the Parent and the Borrower and (iii) any Subordinated Unit not converted into a Common Unit, in each case free and clear of any and all Liens (other than any Lien securing the payment of any taxes, assessments or governmental charges or levies, either (A) not delinquent or (B) being contested in good faith by appropriate legal or administrative proceedings and as to which, to the extent required by GAAP, adequate reserves shall have been set aside on the books of the Person whose assets are subject to such Lien); (b) a majority of the seats (excluding vacant seats) on the Board of Supervisors of the Parent or the Borrower should at any time after the Closing Date be occupied by Persons who were not nominated by the General Partner, by a majority of the Board of Supervisors of the Parent or the Borrower or by Persons so nominated; or (c) a change in control with respect to the General Partner, the Parent, or the Borrower (or similar event, however denominated) should occur under and as defined in any indenture or agreement in respect of Indebtedness in an aggregate outstanding principal amount in excess of $10,000,000 to which the General Partner, the Parent, the Borrower or any Subsidiary is party.

         "CLEANDOWN PERIOD" means a period of thirty (30) consecutive days selected by the Borrower during each Fiscal Year.

         "CLOSING DATE" means the date of this Agreement or such later Business Day upon which each condition described in Article V shall be satisfied or waived in all respects in a manner acceptable to the Administrative Agent, in its sole discretion.

         "CODE" means the Internal Revenue Code of 1986, and the rules and regulations thereunder, each as amended or supplemented from time to time.

         "COMMITMENT" means, as to any Lender, such Lender's Acquisition Loan Commitment and Revolving Credit Commitment, as set forth opposite such Lender's name on Schedule 1 hereto, as the same may be reduced or modified at any time or from time to time pursuant to the terms hereof.

         "COMMITMENT PERCENTAGE" means, as to any Lender at any time, the ratio of (a) for Revolving Credit Loans, (i) the amount of the Revolving Credit Commitment of such Lender to (ii) the Aggregate Revolving Credit Commitment of all of the Lenders and (b) for Acquisition Loans, (i) the amount of the Acquisition Loan Commitment of such Lender to (ii) the Aggregate Acquisition Loan Commitment of all of the Lenders.

         "COMMODITY HEDGING AGREEMENT" means any agreement with respect to a commodity swap or other agreement regarding the hedging of commodity purchase and sale exposure executed in connection with hedging the commodity purchase and sale exposure of the Borrower, and any confirming letter executed pursuant to such commodity hedging agreement, all as amended, restated or otherwise modified.

         "COMMON UNITS" means Common Units of the Parent representing limited partner interests in the Parent.

         "CONSOLIDATED" means, when used with reference to financial statements or financial statement items of the Borrower and its Subsidiaries, such statements or items on a consolidated basis in accordance with applicable principles of consolidation under GAAP.

         "CONSOLIDATED NET WORTH" means, with respect to any Person and its Subsidiaries on a consolidated basis at any time, the lesser at such time of (a) partners' capital or stockholders' equity, as applicable, of such Person and its Subsidiaries at such time, determined on a consolidated basis in accordance with GAAP, and (b) "Consolidated Net Worth" as defined in the Senior Note Agreement of such Person and its Subsidiaries at such time.

         "CONTINGENT OBLIGATION" means, with respect to the Borrower and its Subsidiaries, without duplication, any obligation, contingent or otherwise, of any such Person pursuant to which such Person has directly or indirectly guaranteed any Indebtedness or other obligation of any other Person and, without limiting the generality of the foregoing, any obligation, direct or indirect, contingent or otherwise, of any such Person (a) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or other obligation (whether arising by virtue of partnership arrangements, by agreement to keep well, to purchase assets, goods, securities or services, to take-or-pay, or to maintain financial statement condition or otherwise) or (b) entered into for the purpose of assuring in any other manner the obligee of such Indebtedness or other obligation of the payment thereof or to protect such obligee against loss in respect thereof (in whole or in part); PROVIDED, that the term Contingent Obligation shall not include endorsements for collection or deposit in the ordinary course of business.

         "CREDIT FACILITIES" means the collective reference to the Revolving Credit Facility and the Acquisition Loan Facility.

         "DEFAULT" means any of the events specified in Section 10.01 which with the passage of time, the giving of notice or any other condition, would constitute an Event of Default.

         "DESIGNATED NET PROCEEDS" means 100% of all proceeds in cash or cash equivalents (including cash proceeds subsequently received in respect of noncash consideration initially received), net of selling expenses (including reasonable broker's fees or commissions, transfer and similar taxes, the Borrower's good faith estimate of income taxes incurred in connection with the receipt of such proceeds and appropriate reserves to be provided by the Borrower or any Subsidiary as a reserve required in accordance with GAAP against any liabilities associated with such sale, transfer or other disposition and retained by the Borrower or such Subsidiary after such sale, transfer or disposition), from any sale, transfer or other disposition (other than the sale of inventory in the ordinary course) of any asset or assets of the Borrower or any Subsidiary (including the sale or issuance of any Capital Stock of any Subsidiary) to any Person in any transaction, transactions or related series of transactions; PROVIDED, that the first $15,000,000 of such net proceeds received in any Fiscal Year (the "Exempt Proceeds") shall not constitute Designated Net Proceeds; PROVIDED FURTHER, that if the Borrower shall deliver a certificate of a Responsible Officer to the Administrative Agent promptly following receipt of any such proceeds in any Fiscal Year in excess of the Exempt Proceeds for such Fiscal Year certifying that the Borrower intends to use any portion of such excess proceeds to acquire productive assets in the same line of business as the assets sold within 12 months of such receipt, such portion shall not constitute Designated Net Proceeds except to the extent not so used within such 12-month period.

         "DESIGNATED NET INSURANCE/CONDEMNATION PROCEEDS" means 100% of all insurance or condemnation proceeds received in cash or cash equivalents, net of reasonable costs of proceedings in connection therewith and any settlement in respect thereof, from any damage, destruction, condemnation or other taking involving insurance or condemnation proceeds in excess of $100,000 with respect to any single occurrence; PROVIDED, that the first $2,500,000 of such net proceeds received in any Fiscal Year (the "Exempt Insurance/Condemnation Proceeds") shall not constitute Designated Net Insurance/Condemnation Proceeds; PROVIDED FURTHER, that if the Borrower shall deliver a certificate of a Responsible Officer to the Administrative Agent promptly following receipt of any such proceeds in any Fiscal Year in excess of the Exempt
Insurance/Condemnation Proceeds for such Fiscal Year certifying that the Borrower intends to use any portion of such excess proceeds to restore, modify or replace the properties or assets in respect of which such insurance or condemnation proceeds were received within 12 months of such receipt, such portion shall not constitute Designated Net Insurance/Condemnation Proceeds except to the extent not so used within such 12-month period.

         "DISTRIBUTION   SUPPORT  AGREEMENT"  means  the  Distribution   Support
Agreement dated as of March 5, 1996 by and among the General Partner, the Parent and Millennium America, Inc., formerly known as Hanson America, Inc.

         "DOLLARS" OR "$" means, unless otherwise qualified, dollars in lawful currency of the United States.

         "EBITDA" means, with respect to the Borrower and its Subsidiaries on a Consolidated basis for any period, the Consolidated net income of the Borrower and its Subsidiaries for such period, computed in accordance with GAAP, PLUS, to the extent deducted in computing such Consolidated net income and without duplication, the sum of (a) income tax expense, (b) Interest Expense, (c) depreciation and amortization expense and (d) extraordinary losses during such period MINUS, to the extent added in computing such Consolidated net income and without duplication, extraordinary gains during such period.

         "ELIGIBLE ASSIGNEE" means, with respect to any assignment of the rights, interest and obligations of a Lender hereunder, a Person that is at the time of such assignment (a) a commercial bank organized or licensed under the laws of the United States or any state thereof, having combined capital and surplus in excess of $500,000,000, (b) a finance company, insurance company or other financial institution which in the ordinary course of business extends credit of the type extended hereunder and that has total assets in excess of $1,000,000,000, (c) already a Lender hereunder (whether as an original party to this Agreement or as the assignee of another Lender) or an Affiliate or Subsidiary thereof, (d) the successor (whether by transfer of assets, merger or otherwise) to all or substantially all of the commercial lending business of the assigning Lender, or (e) any other Person that has been approved in writing as an Eligible Assignee by the Administrative Agent and, if no Default or Event of Default exists and is continuing, the Borrower.

         "EMPLOYEE BENEFIT PLAN" means any employee benefit plan within the meaning of Section 3(3) of ERISA which (a) is maintained for employees of the Borrower or any ERISA Affiliate or (b) has at any time within the preceding six years been maintained for the employees of the Borrower or any current or former ERISA Affiliate.

         "ENVIRONMENTAL  AND SAFETY LAWS" means any and all  federal,  state and local laws, statutes, ordinances, rules, regulations, permits, licenses, approvals, interpretations and orders of courts or Governmental Authorities, relating to the protection of human health (including, but not limited to employee health and safety) or the environment, including, but not limited to, requirements pertaining to the manufacture, processing, distribution, use, treatment, storage, disposal, transportation, handling, reporting, licensing, permitting, investigation or remediation of Hazardous Materials.

         "ERISA" means the Employee Retirement Income Security Act of 1974, and the rules and regulations thereunder, each as amended or modified from time to time.

         "ERISA AFFILIATE" means any Person who together with the Borrower is treated as a single employer within the meaning of Section 414(b), (c), (m) or
(o) of the Code or Section 4001(b) of ERISA.

         "ERISA EVENT" means (i) any "reportable event", as defined in Section 4043 of ERISA or the regulations issued thereunder, with respect to a Pension Plan; (ii) the adoption of any amendment to a Pension Plan that would require the provision of security pursuant to Section 401(a)(29) of the Code or Section 307 of ERISA; (iii) the existence with respect to any Pension Plan of an "accumulated funding deficiency" (as defined in Section 412 of the Code or Section 302 of ERISA), whether or not waived; (iv) the filing pursuant to
Section 412(d) of the Code or Section 303(d) of ERISA of an application for a waiver of the minimum funding standard with respect to any Pension Plan; (v) the incurrence of any liability under Title IV of ERISA with respect to the termination of any Pension Plan or the withdrawal or partial withdrawal of the Borrower or any of its ERISA Affiliates from any Pension Plan or Multiemployer Plan; (vi) the receipt by the Borrower or any ERISA Affiliate from the PBGC or a plan administrator of any notice relating to the intention to terminate any Pension Plan or Pension Plans or to appoint a trustee to administer any Pension Plan; (vii) the receipt by the Borrower or any ERISA Affiliate of any notice concerning the imposition of Withdrawal Liability or a determination that a Multiemployer Plan is, or is expected to be, insolvent or in reorganization, within the meaning of Title IV of ERISA or the institution of proceedings to terminate, or the appointment of a trustee with respect to, any Pension Plan by the PBGC; (viii) the occurrence of a "prohibited transaction" with respect to which the Borrower or any of its subsidiaries is a "disqualified person" (within the meaning of Section 4975 of the Code) and with respect to which the Borrower or any such subsidiary would be liable for the payment of an excise tax and (ix) any other event or condition which would constitute grounds under Section 4042(a) of ERISA for the termination of, or the appointment of a trustee to administer, any Pension Plan.

         "EURODOLLAR RESERVE PERCENTAGE" means, for any day, the percentage (expressed as a decimal and rounded upwards, if necessary, to the next higher 1/100th of 1%) which is in effect for such day as prescribed by the Federal Reserve Board (or any successor) for determining the maximum reserve requirement (including without limitation any basic, supplemental or emergency reserves) in respect of Eurocurrency liabilities or any similar category of liabilities for a member bank of the Federal Reserve System in New York City.

         "EVENT OF DEFAULT" means any of the events specified in Section 10.01; PROVIDED that any requirement for passage of time, giving of notice, or any other condition, has been satisfied.

         "EXTENSIONS OF CREDIT" means, as to any Lender at any time, an amount equal to the sum of the aggregate principal amount of all Loans made by such Lender then outstanding.

         "FDIC"  means  the  Federal   Deposit  Insurance  Corporation,  or  any
successor thereto.

         "FEDERAL FUNDS RATE" means, the rate per annum (rounded upwards, if necessary, to the next higher 1/100th of 1%) representing the daily effective federal funds rate as quoted by the Administrative Agent and confirmed in Federal Reserve Board Statistical Release H.15 (519) or any successor or substitute publication selected by the Administrative Agent. If, for any reason, such rate is not available, then "Federal Funds Rate" means a daily rate which is determined, in the opinion of the Administrative Agent, to be the rate at which federal funds are being offered for sale in the national federal funds market at 9:00 a.m. (Charlotte time). Rates for weekends or holidays shall be the same as the rate for the most immediate preceding Business Day.

         "FINANCIAL OFFICER" of any Person shall mean the chief financial officer, the treasurer or the principal accounting officer of such Person.

         "FIRST UNION" means First Union National Bank, a national banking association, and its successors.

         "FISCAL YEAR" means the 52-week fiscal year of the Borrower and its Subsidiaries ending on the last Saturday in September.

         "GAAP" means generally accepted accounting principles, as recognized by the American Institute of Certified Public Accountants and the Financial Accounting Standards Board, consistently applied and maintained on a consistent basis for the Borrower and its Subsidiaries throughout the period indicated and consistent with the prior financial practice of the Borrower and its Subsidiaries.

         "GENERAL PARTNER" means Suburban Propane GP, Inc., a Delaware corporation and, on the Closing Date, a wholly-owned subsidiary of Millennium, or any Person thereafter serving as successor general partner of both the Borrower and the Parent, as permitted by the Agreement of Limited Partnership of the Borrower and the Agreement of Limited Partnership of the Parent, respectively.

         "GOVERNMENTAL APPROVALS" means all authorizations, consents, approvals, licenses and exemptions of, registrations and filings with, and reports to, all Governmental Authorities.

         "GOVERNMENTAL AUTHORITY" means any nation, province, state or political subdivision thereof, and any government or any Person exercising executive, legislative, regulatory or administrative functions of or pertaining to government, and any corporation or other entity owned or controlled, through stock or capital ownership or otherwise, by any of the foregoing.

         "GUARANTEE" of or by any Person means any obligation, contingent or otherwise, of such Person guaranteeing or having the economic effect of guaranteeing any Indebtedness of any other Person (the "primary obligor") (excluding endorsements of checks for collection or deposit in the ordinary course of business) in any manner, whether directly or indirectly, and including any obligation of such Person, direct or indirect, (i) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or to purchase (or to advance or supply funds for the purchase of) any security for the payment of such Indebtedness, (ii) to purchase property, securities or services for the purpose of assuring the owner of such Indebtedness of the payment of such Indebtedness or (iii) to maintain working capital, equity capital or other financial statement condition or liquidity of the primary Obligor so as to enable the primary obligor to pay such Indebtedness.

         "GUARANTEE AGREEMENT" shall mean the Guarantee Agreement, substantially in the form of EXHIBIT H, to be entered into by each Subsidiary of the Borrower (other than any foreign Subsidiary, Suburban Sales and Service, Inc. and Jackson Vangas) for the benefit of the Lenders and the Administrative Agent.

         "GUARANTOR" means each Subsidiary that is party to the Guarantee Agreement.

         "HEDGING AGREEMENT" means any agreement with respect to an interest rate swap, collar, cap, floor or a forward rate agreement or other agreement regarding the hedging of interest rate risk exposure executed in connection with hedging the interest rate exposure of the Borrower under this Agreement, and any confirming letter executed pursuant to such hedging agreement, all as amended, restated or otherwise modified.

         "INDEBTEDNESS"  means, with respect to any Person,  without duplication
(a) all obligations of such Person for borrowed money or with respect to deposits or advances of any kind (including repurchase obligations), (b) all obligations of such Person evidenced by bonds, debentures, notes or similar instruments or letters of credit in support of bonds, notes, debentures or similar instruments, (c) all obligations of such Person upon which interest charges are customarily paid, (d) all obligations of such Person under conditional sale or other title retention agreement relating to property purchased by such Person, (e) all obligations of such Person issued or assumed as the deferred purchase price of property or services, (f) all obligations under Capital Leases of such Person, (g) all obligations of others secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien on property or assets owned or acquired by such Person, whether or not the obligations secured thereby have been assumed, (h) all Guarantees of such Person, (i) all obligations of such Person with respect to interest rate protection agreements (including without limitation Hedging Agreements), foreign currency exchange agreements, Commodity Hedging Agreements or other hedging arrangements (valued at the termination value thereof computed in accordance with a method approved by the International Swap Dealers Association and agreed to by such Person in the applicable Hedging Agreement, if any), (j) all obligations of such Person as an account party in respect of letters of credit (i) securing Indebtedness (other than a letter of credit that would not constitute Indebtedness under clause (ii)) or (ii) obtained for any purpose not in the ordinary course of business or not consistent with past practices and (k) all obligations of such Person in respect of bankers' acceptances; PROVIDED that accounts payable to suppliers incurred in the ordinary course of business and paid in the ordinary course of business consistent with past practices shall not constitute Indebtedness.

         "INTEREST EXPENSE" means, with respect to any period, the sum of, without duplication, gross interest expense and capitalized interest of the Borrower and the Subsidiaries for such period minus interest income of the Borrower and the Subsidiaries for such period, determined on a consolidated basis in accordance with GAAP.

         "INTEREST PERIOD" shall have the meaning assigned thereto in Section 3.01(b).

         "INVESTMENT" means, as applied to any Person, any direct or indirect purchase or other acquisition by such Person of stock or other securities of any other Person, or any direct or indirect loan, advance or capital contribution by such Person to any other Person and any other item which would be classified as an "investment" on a balance sheet of such Person prepared in accordance with GAAP, including without limitation any direct or indirect contribution by such Person of property or assets to a joint venture, partnership or other business entity in which such Person retains an interest (it being understood that a direct or indirect purchase or other acquisition by such Person of assets of any other Person (other than stock or other securities) shall not constitute an "Investment" for purposes of this Agreement).

         "JACKSON VANGAS" means Jackson Vangas, a Wyoming corporation.

         "LENDER" means each Person executing this Agreement as a Lender set forth on the signature pages hereto and each Person that hereafter becomes a party to this Agreement as a Lender pursuant to Section 12.10.

         "LENDERS' PORTION" means, with respect to any Designated Net Proceeds or any Designated Net Insurance/Condemnation Proceeds, the ratio, expressed as a percentage, in effect as of noon, Charlotte time, on the date on which such Designated Net Proceeds or Designated Net Insurance/Condemnation Proceeds, as applicable, are being applied pursuant to Section 2.04(f) and/or Section 2.06(b), of (i) the Aggregate Commitment to (ii) the sum of (x) the amount referred to in clause (i) and (y) the aggregate principal amount at such time of the Senior Notes.

         "LENDING OFFICE" means, with respect to any Lender, the office of such Lender maintaining such Lender's Commitment Percentage of the Loans.

         "LIBOR" means the rate for deposits in Dollars for a period equal to the Interest Period selected which appears on the Telerate Page 3750 at approximately 11:00 a.m. London time, two (2) Business Days prior to the commencement of the applicable Interest Period. If, for any reason, such rate is not available, then "LIBOR" shall mean the rate per annum at which, as determined by the Administrative Agent, Dollars in the amount of $5,000,000 are being offered to leading banks at approximately 11:00 a.m. London time, two (2) Business Days prior to the commencement of the applicable Interest Period for settlement in immediately available funds by leading banks in the London interbank market for a period equal to the Interest Period selected.

         "LEVERAGE RATIO" means, on any date, the ratio of (a) Total Indebtedness as of such date to (b) an amount equal to the aggregate amount of EBITDA of the Borrower and its Subsidiaries for the period of four consecutive fiscal quarters ended most recently on or prior to such date, determined on a Consolidated basis in accordance with GAAP.

         "LIBOR RATE" means a rate per annum (rounded upwards, if necessary, to the next higher 1/100th of 1%) determined by the Administrative Agent pursuant to the following formula:

         LIBOR Rate =               LIBOR
                                    -------------
                                          1.00-Eurodollar Reserve Percentage


         "LIBOR RATE LOAN" means any Loan bearing interest at a rate based upon the LIBOR Rate as provided in Section 3.01(a).

         "LIEN" means, with respect to any asset, any mortgage, lien, pledge, charge, security interest or encumbrance of any kind in respect of such asset. For the purposes of this Agreement, a Person shall be deemed to own subject to a Lien any asset which it has acquired or holds subject to the interest of a vendor or lessor under any conditional sale agreement, Capital Lease or other title retention agreement relating to such asset.

         "LOAN" means any Revolving Credit Loan, Acquisition Loan or Swingline Loan made to the Borrower pursuant to Section 2.01, and all such Loans collectively as the context requires.

         "LOAN DOCUMENTS" means, collectively, this Agreement, the Notes, any Hedging Agreement executed by any Lender, the Guarantee Agreement and each other document, instrument and agreement executed and delivered by the Borrower, its Subsidiaries or their counsel in connection with this Agreement or otherwise referred to herein or contemplated hereby, all as may be amended, restated or otherwise modified.

         "MATERIAL ADVERSE EFFECT" means (a) a materially adverse effect on the business, assets, operations, prospects or financial condition of the Business, the General Partner, the Parent, the Borrower or the Borrower and the Subsidiaries taken as a whole, (b) any material impairment of the ability of the Borrower or any Subsidiary to perform any of its Obligations under any Loan Document or (c) any material impairment of the rights of or benefits available to the Lenders or the Administrative Agent under any of the Loan Documents.

         "MILLENNIUM" means Millennium America, Inc., a Delaware corporation.

         "MINIMUM QUARTERLY DISTRIBUTION" means, with respect to each quarter, the aggregate amount required (a) to pay each holder of Common Units and each holder of Subordinated Units in respect of each Common Unit and each Subordinated Unit the minimum quarterly distribution per Unit specified in the Registration Statement and (b) to pay the General Partner an amount equal to 2.0% of such aggregate amount.

         "MULTIEMPLOYER PLAN" means a "multiemployer plan" as defined in Section 4001(a)(3) of ERISA to which the Borrower or any ERISA Affiliate is making, or is accruing an obligation to make, contributions within the preceding six years.

         "NOTES" means the collective reference to the Revolving Credit Notes, the Acquisition Loan Notes and the Swingline Note; "Note" means any of such Notes.

         "NOTICE OF ACCOUNT DESIGNATION" shall have the meaning assigned thereto in Section 2.03(b).

         "NOTICE  OF  BORROWING"  shall  have the  meaning  assigned  thereto in
Section 2.03(a).

         "NOTICE OF CONVERSION/CONTINUATION" shall have the meaning assigned thereto in Section 3.02.

         "NOTICE OF  PREPAYMENT"  shall  have the  meaning  assigned  thereto in
Section 2.04(d).

         "OBLIGATIONS" means, in each case, whether now in existence or hereafter arising: (a) the principal of and interest on (including interest accruing after the filing of any bankruptcy or similar petition) the Loans, (b) all payment and other obligations owing by the Borrower to any Lender or the Administrative Agent under any Hedging Agreement to which a Lender is a party which is permitted under this Agreement and (c) all other fees and commissions (including attorney's fees), charges, indebtedness, loans, liabilities, financial accommodations, obligations, covenants and duties owing by the Borrower to the Lenders or the Administrative Agent, of every kind, nature and description, direct or indirect, absolute or contingent, due or to become due, contractual or tortious, liquidated or unliquidated, and whether or not evidenced by any note, and whether or not for the payment of money under or in respect of this Agreement, any Note or any of the other Loan Documents.

         "OFFICER'S COMPLIANCE CERTIFICATE" shall have the meaning assigned thereto in Section 6.02.

         "OTHER TAXES" shall have the meaning  assigned  thereto in Section 3.11
(b).

         "PARENT" means Suburban Propane Partners, L.P., a Delaware limited partnership.

         "PBGC" means the Pension Benefit Guaranty Corporation or any successor agency.

         "PARTNERSHIP DOCUMENTS" means the Agreement of Limited Partnership of the Parent, the Agreement of Limited Partnership of the Borrower and the Distribution Support Agreement, in each case as in effect on the date hereof and as the same may from time to time be amended, supplemented or otherwise modified in accordance with the terms hereof and thereof.

         "PENSION PLAN" means any Employee Benefit Plan, other than a Multiemployer Plan, which is subject to the provisions of Title IV of ERISA or
Section 412 of the Code and which (a) is maintained for employees of the Borrower or any ERISA Affiliates or (b) has at any time within the preceding six years been maintained for the employees of the Borrower or any of their current or former ERISA Affiliates.

         "PERMITTED BUSINESS ACQUISITION" means any acquisition of all or substantially all the assets of, or all the shares or other equity interests in, a Person or division or line of business of a Person (or any subsequent investment made in a previously acquired Permitted Business Acquisition) if immediately after giving effect thereto: (a) no Event of Default or Default or Senior Note Default shall have occurred and be continuing or would result therefrom, (b) all transactions related thereto shall be consummated in accordance with applicable laws, (c) all the Capital Stock of any acquired or newly formed corporation, partnership, association or other business entity is owned directly by the Borrower or a domestic Wholly-Owned Subsidiary and such acquired or newly formed Subsidiary shall have entered into the Guarantee Agreement, (d) the Borrower and the Subsidiaries shall be in compliance, on a pro forma basis after giving effect to such acquisition or formation, with the covenants contained in Article VIII recomputed as at the last day of the most recently ended fiscal quarter of the Borrower and the Subsidiaries as if such acquisition had occurred on the first day of each relevant period for testing such compliance, and, in the case of any transaction involving consideration (whether cash or property, as valued at the time such transaction is consummated) in excess of $5,000,000, the Borrower shall have delivered to the Administrative Agent a certificate of a Responsible Officer to such effect, together with all relevant financial information for such Subsidiary or assets and calculations demonstrating such compliance, (e) any acquired or newly formed Subsidiary shall not be liable for any Indebtedness (except for Indebtedness permitted by Section 9.01) and (f) the Required Lenders shall have given their prior written consent (which consent shall not be unreasonably withheld, taking into consideration the merits of the acquisition) in the case of (i) any acquisition outside the business currently conducted by the Borrower involving consideration (whether cash or property, as valued at the time each investment is made) in excess of $5,000,000 and (ii) any acquisition if as a result thereof the aggregate consideration (whether cash or property, as valued at the time each investment is made) for all acquisitions (net of return of capital of (but not return on) investments in such acquisitions) would be in excess of $25,000,000.

         "PERSON" means an individual, corporation, partnership, association, trust, business trust, joint venture, joint stock company, pool, syndicate, sole proprietorship, unincorporated organization, Governmental Authority or any other form of entity or group thereof.

         "PRIME RATE" means, at any time, the rate of interest per annum publicly announced from time to time by First Union as its prime rate. Each change in the Prime Rate shall be effective as of the opening of business on the day such change in the Prime Rate occurs. The parties hereto acknowledge that the rate announced publicly by First Union as its Prime Rate is an index or base rate and shall not necessarily be its lowest or best rate charged to its customers or other banks.

         "QUALIFIED OWNER" means:

                  (a)  Millennium;

                  (b) at any time, the publicly-traded Person that owns or that owned at any time after the Closing Date, directly or indirectly, 100% of the issued and outstanding Capital Stock of Millennium; or

                  (c) the Person that (i) acquires from Millennium, or its Subsidiary, (A) 100% of the issued and outstanding Capital Stock of the General Partner (PROVIDED that the General Partner shall at all times comply with the provisions of the Distribution Support Agreement, including without limitation section 3.1 thereof) and (B) 100% of the Subordinated Units and (ii) assumes from Millennium its obligations as the "APU Guarantor" under the Distribution Support Agreement (as such term is defined therein), in accordance with the provisions of section
         4.3 thereof.

         "REFINANCING NOTE AGREEMENT" means one or more indentures or agreements pursuant to which Refinancing Notes are issued.

         "REFINANCING NOTES" means one or more series of notes issued by the Borrower, the net proceeds of which are used by the Borrower to redeem Senior Notes.

         "REGISTER" shall have the meaning assigned thereto in Section 12.10(d).

         "REGISTRATION STATEMENT" means the prospectus filed with the Registration Statement on Form S-1 (No. 333-11055) filed by the Parent with the Securities and Exchange Commission on August 29, 1996 and declared effective as of September 23, 1996.

         "REQUIRED LENDERS" means, at any date, any combination of holders of at least fifty-one percent (51%) of the aggregate unpaid principal amount of the Notes (other than the Swingline Note), or if no amounts are outstanding under the Revolving Credit Notes and the Acquisition Loan Notes, any combination of Lenders whose Commitment Percentages for the Revolving Credit Loans and
Acquisition  Loans on a combined  basis  aggregate  at least  fifty-one  percent
(51%).

         "RESPONSIBLE OFFICER" means, with respect to any Person, any executive officer or Financial Officer of such Person and any other officer or similar official thereof responsible for the administration of the obligations of such Person in respect of this Agreement.

         "RESTRICTED PAYMENT" means with respect to each of the Borrower and its Subsidiaries (the "Covered Persons"), (a) in the case of any Covered Person that is a partnership, (i) any payment or other distribution, direct or indirect, in respect of any partnership interest in such Covered Person, except a distribution payable solely in additional partnership interests in such Covered Person, and (ii) any payment, direct or indirect, by such Covered Person on account of the redemption, retirement, purchase or other acquisition of any partnership interest in such or any other Covered Person, except to the extent that such payment consists of additional partnership interests in such Covered Person; (b) in the case of any Covered Person that is a corporation, (i) any dividend or other distribution, direct or indirect on account of any shares of any class of stock of such Covered Person then outstanding, except a dividend payable solely in shares of stock of such Covered Person, and (ii) any payment, direct or indirect, by such Covered Person on account of the redemption, retirement, purchase or other acquisition of any shares of any class of stock of such Covered Person then outstanding, or of any warrants, rights or options to acquire any such shares, except to the extent that such payment consists of shares of Capital Stock of such Covered Person; and (c) in the case of any other Covered Person, any payment analogous to the prepayments referred to in clauses
(a) and (b) above.

         "REVOLVING CREDIT COMMITMENT" means, as to any Lender, the obligation of such Lender to make Revolving Credit Loans to the Borrower hereunder in an aggregate principal or face amount at any time outstanding not to exceed the amount so designated opposite such Lender's name on SCHEDULE 1 hereto, as the same may be reduced or modified at any time or from time to time pursuant to the terms hereof.

         "REVOLVING   CREDIT  FACILITY"  means  the  revolving  credit  facility established pursuant to Article II hereof.

         "REVOLVING CREDIT LOAN" means any of the revolving credit loans made by the Lenders to the Borrower pursuant to Section 2.01(a).

         "REVOLVING CREDIT NOTES" means the separate Revolving Credit Notes made by the Borrower payable to the order of each Lender, substantially in the form of EXHIBIT A-1 hereto, evidencing the Revolving Credit Facility, and any amendments and modifications thereto, any substitutes therefor, and any replacements, restatements, renewals or extension thereof, in whole or in part; "Revolving Credit Note" means any of such Notes.

         "SENIOR NOTE AGREEMENT" means collectively the note agreements pursuant to which the Senior Notes were issued, dated as of February 28, 1996, as amended from time to time in accordance with Section 9.09.

         "SENIOR NOTE DEFAULT" means any payment default or any other event or condition with respect to the Senior Notes or any Refinancing Note the effect of which is to cause, or permit the holder or holders of the Senior Notes or any Refinancing Note or a trustee under any Refinancing Note Agreement (with or without the giving of notice, the lapse of time or both) to cause the Senior Notes or any Refinancing Note to become due prior to its stated maturity.

         "SENIOR NOTES" means the 7.54% Senior Notes, due 2011, of the Borrower.

         "SOLVENT" means, as to the Borrower and its Subsidiaries on a particular date, that any such Person (a) has capital sufficient to carry on its business and transactions and all business and transactions in which it is about to engage and is able to pay its debts as they mature, (b) owns property having a value, both at fair valuation and at present fair saleable value, greater than the amount required to pay its probable liabilities (including contingencies), and (c) does not believe that it will incur debts or liabilities beyond its ability to pay such debts or liabilities as they mature.

         "SUBORDINATED   UNITS"   means   Subordinated   Units  of  the   Parent
representing limited partner interests in the Parent.

         "SUBSIDIARY" means as to any Person, any corporation, partnership or other entity of which more than fifty percent (50%) of the outstanding capital stock or other ownership interests having ordinary voting power to elect a majority of the board of directors or other managers of such corporation, partnership or other entity is at the time, directly or indirectly, owned by or the management is otherwise controlled by such Person (irrespective of whether, at the time, capital stock of any other class or classes of such corporation shall have or might have voting power by reason of the happening of any contingency). Unless otherwise qualified references to "Subsidiary" or "Subsidiaries" herein shall refer to those of the Borrower.

         "SWINGLINE COMMITMENT" means Seven Million, Five Hundred Thousand ($7,500,000).

         "SWINGLINE LENDER" means First Union in its capacity as swingline lender hereunder.

         "SWINGLINE LOAN" means the swingline loans made by the Swingline Lender to the Borrower pursuant to Section 2.03.

         "SWINGLINE NOTE" means the Swingline Note made by the Borrower payable to the order of the Swingline Lender, substantially in the form of EXHIBIT A-3 hereto, evidencing the Swingline Facility, and any amendments and supplements thereto, any substitutes therefor, and any replacements, restatements, renewals or extension thereof, in whole or in part.

         "SWINGLINE RATE" means the interest rate applicable to Swingline Loans, as agreed upon from time to time by the Borrower and the Administrative Agent pursuant to a written side letter agreement.

         "SWINGLINE TERMINATION DATE" means the earlier to occur of (a) the resignation of First Union as Agent in accordance with Section 11.09 and (b) the Termination Date.

         "TAXES" shall have the meaning assigned thereto in Section 3.11(a).

         "TERMINATION DATE" means September 30, 2000, unless such date is extended or the Credit Facilities are earlier terminated pursuant to Section 2.07.

         "TOTAL INDEBTEDNESS" means, at any time, all Indebtedness of the Borrower and its Subsidiaries at such time (other than Indebtedness described under clauses (i) and (j) of the definition of "Indebtedness"), determined on a Consolidated basis in accordance with GAAP.

         "UNITED STATES" means the United States of America.

         "WHOLLY-OWNED" means, with respect to a Subsidiary, a Subsidiary all of the shares of capital stock or other ownership interests of which are, directly or indirectly, owned or controlled by the Borrower and/or one or more of its Wholly-Owned Subsidiaries.

         "WITHDRAWAL LIABILITY" means liability to a Multiemployer Plan as a result of a complete or partial withdrawal from such Multiemployer Plan, as such terms are defined in Part I of Subtitle E of Title IV of ERISA.


                  SECTION 1.02      GENERAL.
  Unless otherwise specified, a reference in this Agreement to a particular section, subsection, Schedule or Exhibit is a reference to that section, subsection, Schedule or Exhibit of this Agreement. Wherever from the context it appears appropriate, each term stated in either the singular or plural shall include the singular and plural, and pronouns stated in the masculine, feminine or neuter gender shall include the masculine, the feminine and the neuter. Any reference herein to "Charlotte time" shall refer to the applicable time of day in Charlotte, North Carolina.


         SECTION 1.03        OTHER DEFINITIONS AND PROVISIONS.

         (a) USE OF CAPITALIZED TERMS. Unless otherwise defined therein, all capitalized terms defined in this Agreement shall have the defined meanings when used in this Agreement, the Notes and the other Loan Documents or any certificate, report or other document made or delivered pursuant to this Agreement.

         (b) MISCELLANEOUS. The words "hereof", "herein" and "hereunder" and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement.



         ARTICLE II

CREDIT FACILITIES


         SECTION 2.01      LOANS.
                           ------

         (a) REVOLVING CREDIT COMMITMENTS. Subject to the terms and conditions of this Agreement, each Lender severally agrees to make Revolving Credit Loans to the Borrower from time to time from the Closing Date through the Termination Date as requested by the Borrower in accordance with the terms of Section 2.03; PROVIDED, that (a) the aggregate principal amount of all outstanding Revolving Credit Loans (after giving effect to any amount requested) shall not exceed the Aggregate Revolving Credit Commitment LESS the Swingline Loans, (b) the principal amount of outstanding Revolving Credit Loans from any Lender to the Borrower shall not at any time exceed such Lender's Revolving Credit Commitment and (c) during each Cleandown Period, the aggregate principal amount of all outstanding Revolving Credit Loans (after giving effect to any amount requested) shall not exceed $25,000,000 LESS the Swingline Loans. Each Revolving Credit Loan by a Lender shall be in a principal amount equal to such Lender's Commitment Percentage of the aggregate principal amount of Revolving Credit Loans requested on such occasion. Subject to the terms and conditions hereof, the Borrower may borrow, repay and reborrow Revolving Credit Loans hereunder until the Termination Date.

         (b) ACQUISITION LOAN COMMITMENTS. Subject to the terms and conditions of this Agreement, each Lender severally agrees to make Acquisition Loans to the Borrower from time to time from the Closing Date through the Termination Date as requested by the Borrower in accordance with the terms of Section 2.03; PROVIDED, that (a) the aggregate principal amount of all outstanding Acquisition Loans (after giving effect to any amount requested) shall not exceed the Aggregate Acquisition Loan Commitment, and (b) the principal amount of outstanding Acquisition Loans from any Lender to the Borrower shall not at any time exceed such Lender's Acquisition Loan Commitment. Each Acquisition Loan by a Lender shall be in a principal amount equal to such Lender's Commitment Percentage of the aggregate principal amount of Acquisition Loans requested on such occasion. Subject to the terms and conditions hereof, the Borrower may borrow, repay and reborrow Acquisition Loans hereunder until the Termination Date.

         (c) BLOCKED PORTION OF REVOLVING CREDIT COMMITMENTS . The Borrower may from time to time deliver a certificate of a Financial Officer of the Borrower to the Administrative Agent designating a portion of the then-available Revolving Credit Commitments as being unavailable except for the purpose of funding items ("Reserve Items") specified in such certificate that would have been reserved against pursuant to the definition of "Available Cash" but for the specification of such amounts in such certificate. The aggregate amount of Revolving Credit Commitments unavailable as a result of the delivery of such certificates at any time shall be referred to as the "Blocked Portion" in effect at such time. The Blocked Portion shall be reduced from time to time upon receipt by the Administrative Agent of a certificate of a Financial Officer of the Borrower certifying as to (a) the discharge of any portion of any Reserve Item, (b) the establishment of a cash reserve in respect of any portion of any Reserve Item, (c) the determination by the Board of Supervisors of the Borrower that any reserve contemplated by clause (b) of the definition of "Available Cash" may be reduced because the amount of the original reserve is no longer necessary or appropriate by reason of a change in the anticipated timing or amount of the item reserved against or (d) the delivery of a Notice of Borrowing for a Revolving Credit Loan to be drawn under the Blocked Portion the proceeds of which shall be used solely for the purpose of discharging any Reserve Item, each of which reductions shall be in an amount equal to the amount of such discharged portion, new cash reserve, adjustment to reserves or Revolving Credit Loan, as applicable. Notwithstanding any other provision of this Agreement, at no time shall any Revolving Credit Loan be made or any certificate increasing the Blocked Portion become effective if as a result of the making of such Revolving Credit Loan or the effectiveness of such increase the aggregate principal amount of Revolving Credit Loans outstanding at such time would exceed the difference between the aggregate amount of the Revolving Credit Commitments in effect at such time and the amount of the Blocked Portion in effect at such time.



         SECTION 2.02      SWINGLINE LOANS.
                           ----------------

         (a) AVAILABILITY. Subject to the terms and conditions of this Agreement, the Swingline Lender agrees to make Swingline Loans to the Borrower from time to time from the Closing Date to but not including the Swingline Termination Date ; provided that the aggregate principal amount of all outstanding Swingline Loans (after giving effect to any amount requested), shall not exceed the lesser of (i) (A) during each Cleandown Period, $25,000,000 and
(B) at all other times, the Aggregate Revolving Credit Commitment, in either case less the sum of the aggregate principal amount of all outstanding Revolving Credit Loans and ( ii ) the Swingline Commitment. Each Lender acknowledges that the aggregate principal amount of all outstanding Swingline Loans made by the Swingline Lender, when taken together with the aggregate principal of all outstanding Revolving Credit Loans made by such Swingline Lender, may exceed such Swingline Lender's Revolving Credit Commitment.

         (b)   REFUNDING.

                  (i) Swingline Loans shall be reimbursed fully by the Lenders on demand by the Swingline Lender. Such reimbursements shall be made by the Lenders in accordance with their respective Commitment Percentages with respect to Revolving Credit Loans and shall thereafter be reflected as Revolving Credit Loans of the Lenders on the books and records of the Agent; PROVIDED that no Lender shall be required to reimburse any Swingline Loan if, after giving effect to such reimbursement, the aggregate principal amount of such Lender's Revolving Credit Loans outstanding would exceed such Lender's Revolving Credit Commitment. Each Lender shall fund its respective Commitment Percentage of Revolving Credit Loans as required to repay Swingline Loans outstanding to the Swingline Lender upon demand by the Swingline Lender but in no event later than 3:00 p.m. (Charlotte time) on the date such demand is made if made on or before 1:00 p.m. (Charlotte time) on such date and no later than 12:00 noon (Charlotte time) on the next succeeding Business Day if demand therefor is made after 1:00 p.m. (Charlotte time).

                  (ii) The Borrower shall pay to the Swingline Lender on demand the amount of such Swingline Loans to the extent amounts received from the Lenders are not sufficient to repay in full the outstanding Swingline Loans requested or required to be refunded. In addition, the Borrower hereby authorizes the Agent to charge any account maintained by it with the Swingline Lender (up to the amount available therein) in order to immediately pay the Swingline Lender the amount of such Swingline Loans to the extent amounts received from the Lenders are not sufficient to repay in full the outstanding Swingline Loans requested or required to be refunded. If any portion of any such amount paid to the Swingline Lender shall be recovered by or on behalf of the Borrower from the Swingline Lender in bankruptcy or otherwise, the loss of the amount so recovered shall be ratably shared among all the Lenders in accordance with their respective Commitment Percentages with respect to Revolving Credit Loans.

                  (iii) Each Lender acknowledges and agrees that its obligation to refund Swingline Loans in accordance with the terms of this Section 2.02(b) is absolute and unconditional and shall not be affected by any circumstance whatsoever; PROVIDED, that if prior to the refunding of any outstanding Swingline Loans pursuant to this Section 2.02(b), one of the events described in Section 10.01(i) or (j) shall have occurred, each Lender will, on the date the applicable Revolving Credit Loan would have been made, purchase an undivided participating interest in the Swingline Loan to be refunded in an amount equal to its Commitment Percentage (with respect to Revolving Credit Loans) of the aggregate amount of such Swingline Loan. Each Lender will immediately transfer to the Swingline Lender, in immediately available funds, the amount of its participation and upon receipt thereof the Swingline Lender will deliver to such Lender a certificate evidencing such participation dated the date of receipt of such funds and for such amount. Whenever, at any time after the Swingline Lender has received from any Lender such Lender's participating interest in a Swingline Loan, the Swingline Lender receives any payment on account thereof, the Swingline Lender will distribute to such Lender its participating interest in such amount (appropriately adjusted, in the case of interest payments, to reflect the period of time during which such Lender's participating interest was outstanding and funded).


         SECTION 2.03      PROCEDURE FOR ADVANCES OF LOANS.
                           --------------------------------

         (a) REQUESTS FOR BORROWING. The Borrower shall give the Administrative Agent irrevocable prior written notice in the form attached hereto as EXHIBIT B (a "Notice of Borrowing") not later than 11:00 a.m. (Charlotte time) (i) on the same Business Day as each Base Rate Loan and each Swingline Loan and (ii) at least three (3) Business Days before each LIBOR Rate Loan, of its intention to borrow, specifying (A) the date of such borrowing, which shall be a Business Day, (B) the amount of such borrowing, which shall be (1) with respect to Revolving Credit Loans or Acquisition Loans in an aggregate principal amount of $3,000,000 or a whole multiple of $500,000 in excess thereof and (2) with respect to Swingline Loans in an aggregate principal amount of $500,000 or a whole multiple of $250,000 in excess thereof, (C) whether the Loans are to be LIBOR Rate Loans or Base Rate Loans, (D) in the case of a LIBOR Rate Loan, the duration of the Interest Period applicable thereto,
(E) if such Loan is a Revolving Credit Loan or an Acquisition Loan and (F) if such Loan is an Acquisition Loan, the aggregate principal amount of all then outstanding Acquisition Loans. Notices received after 11:00 a.m.(Charlotte time) shall be deemed received on the next Business Day. The Administrative Agent shall promptly notify the Lenders of each Notice of Borrowing.

         (b) DISBURSEMENT OF LOANS. Not later than 2:00 p.m. (Charlotte time) on the proposed borrowing date, (i)each Lender will make available to the Administrative Agent, for the account of the Borrower, at the office of the Administrative Agent in funds immediately available to the Administrative Agent, such Lender's Commitment Percentage (with respect to Revolving Credit Loans or Acquisition Loans, as applicable) of the Loans to be made on such borrowing date and (ii) the Swingline Lender will make available to the Agent, for the account of the Borrower, at the office of the Administrative Agent in funds immediately available to the Administrative Agent, the Swingline Loans to be made to the Borrower on such borrowing date. The Borrower hereby irrevocably authorizes the Administrative Agent to disburse the proceeds of each borrowing requested pursuant to this Section 2.03 in immediately available funds by crediting or wiring such proceeds to the deposit account of the Borrower identified in the most recent Notice of Account Designation substantially in the form of EXHIBIT G hereto (a "Notice of Account Designation") delivered by the Borrower to the Administrative Agent or may be otherwise agreed upon by the Borrower and the Administrative Agent from time to time. Subject to Section 3.07 hereof, the Administrative Agent shall not be obligated to disburse the portion of the proceeds of any Loan requested pursuant to this Section 2.03 to the extent that any Lender has not made available to the Administrative Agent its Commitment Percentage of such Loan.


         SECTION 2.04      REPAYMENT OF LOANS.
                           -------------------

         (a) REPAYMENT  ON  TERMINATION DATE.   The  Borrower  shall  repay  the
outstanding principal amount of (i) the Revolving Credit Loans and the Acquisition Loans, all in full on the Termination Date, if not sooner repaid, and (ii) all Swingline Loans in accordance with Section 2.02(b), together, in each case, with all accrued but unpaid interest thereon.

         (b) MANDATORY REPAYMENT OF EXCESS REVOLVING CREDIT LOANS. If at any time the outstanding principal amount of all Revolving Credit Loans PLUS the Swingline Loans exceeds the Aggregate Revolving Credit Commitment, the Borrower shall repay immediately upon notice from the Administrative Agent, by payment to the Administrative Agent for the account of the Lenders, the Revolving Credit Loans in an amount equal to such excess. Each such repayment shall be applied first to the principal amount of outstanding Swingline Loans. Each such repayment shall be accompanied by any amount required to be paid pursuant to
Section 3.09 hereof.

         (c) MANDATORY REPAYMENT OF EXCESS ACQUISITION LOANS. If at any time the outstanding principal amount of all Acquisition Loans exceeds the Aggregate Acquisition Loan Commitment, the Borrower shall repay immediately upon notice from the Administrative Agent, by payment to the Administrative Agent for the account of the Lenders, the Acquisition Loans in an amount equal to such excess. Each such repayment shall be accompanied by any amount required to be paid pursuant to Section 3.09 hereof.

         (d) OPTIONAL REPAYMENTS. The Borrower may at any time and from time to time repay the Loans, in whole or in part, upon at least three(3) Business Days' irrevocable notice to the Administrative Agent with respect to LIBOR Rate Loans and one (1) Business Day irrevocable notice with respect to Base Rate Loans, in the form attached hereto as EXHIBIT C (a "Notice of Prepayment") specifying the date and amount of repayment and whether the repayment is of (i) Revolving Credit Loans or Acquisition Loans or a combination thereof and, if of a combination thereof, the amount allocable to each and (ii) LIBOR Rate Loans, Base Rate Loans, or a combination thereof, and, if of a combination thereof, the amount allocable to each. Upon receipt of such notice, the Administrative
Agent shall promptly notify each Lender. If any such notice is given, the amount specified in such notice shall be due and payable on the date set forth in such notice. Partial repayments shall be in an aggregate amount of: (i) $3,000,000 or a whole multiple of $500,000 in excess thereof with respect to Revolving Credit Loans and Acquisition Loans and (ii) $500,000 or a whole multiple of $250,000 in excess thereof with respect to Swingline Loans. Each such repayment shall be accompanied by any amount required to be paid pursuant to Section 3.09 hereof.

         (e) REPAYMENT; LIMITED INCURRENCE DURING CLEANDOWN PERIOD. During each Fiscal Year, the Borrower shall select a Cleandown Period. On the first day of each Cleandown Period, the Borrower shall repay any Revolving Credit Loans then outstanding to the extent necessary to reduce the total amount of outstanding Revolving Credit Loans to an amount not exceeding $25,000,00 LESS the Swingline Loans. For the duration of each such Cleandown Period, the Borrower shall not request, create or incur any Revolving Credit Loans to the extent that the aggregate principal amount of all outstanding Revolving Credit Loans (after giving effect to any amount requested, created or incurred) would exceed $25,000,000 LESS the Swingline Loans.

         (f) MANDATORY REPAYMENT OF ACQUISITION LOANS. On and after March 5, 1999, the Borrower shall apply the Lenders' Portion of the Designated Net Proceeds and the Designated Net Insurance/Condemnation Proceeds, promptly upon receipt thereof by the Borrower or any Subsidiary or upon the existence thereof, as applicable, to repay Acquisition Loans outstanding at the time of such receipt or existence.

         (g) LIMITATION ON REPAYMENT OF LIBOR RATE LOANS . The Borrower may not repay any LIBOR Rate Loan on any day other than on the last day of the Interest Period applicable thereto unless such repayment is accompanied by any amount required to be paid pursuant to Section 3.09 hereof.


         SECTION 2.05      NOTES.
                           ------

         (a) REVOLVING CREDIT NOTES. Each Lender's Revolving Credit Loans and the obligation of the Borrower to repay such Revolving Credit Loans shall be evidenced by a Revolving Credit Note executed by the Borrower payable to the order of such Lender representing the Borrower's obligation to pay such Lender's Commitment or, if less, the aggregate unpaid principal amount of all Revolving Credit Loans made and to be made by such Lender to the Borrower hereunder, PLUS interest and all other fees, charges and other amounts due thereon. Each Revolving Credit Note shall be dated the date hereof and shall bear interest on the unpaid principal amount thereof at the applicable interest rate per annum specified in Section 3.01.

         (b) ACQUISITION LOAN NOTES. Each Lender's Acquisition Loans and the obligation of the Borrower to repay such Acquisition Loans shall be evidenced by a Acquisition Loan Note executed by the Borrower payable to the order of such Lender representing the Borrower's obligation to pay such Lender's Acquisition Loan Commitment or, if less, the aggregate unpaid principal amount of all Acquisition Loans made and to be made by such Lender to the Borrower hereunder, PLUS interest and all other fees, charges and other amounts due thereon. Each Acquisition Loan Note shall be dated the date hereof and shall bear interest on the unpaid principal amount thereof at the applicable interest rate per annum specified in Section 3.01.

         (c) SWINGLINE NOTE. The Swingline Loans and the obligation of the Borrower to repay such Swingline Loans shall be evidenced by the Swingline Note executed by the Borrower payable to the order of the Swingline Lender representing the Borrower's obligation to the Swingline Lender the aggregate unpaid principal amount of all Swingline Loans made and to be made by the Swingline Lender to the Borrower hereunder, PLUS interest and all other fees, charges and other amounts due thereon. The Swingline Note shall be dated the date hereof and shall bear interest on the unpaid principal amount thereof at the applicable Swingline Rate.


         SECTION 2.06  REDUCTIONS OF THE AGGREGATE COMMITMENT.
                       ---------------------------------------

         (a) OPTIONAL PERMANENT REDUCTION. The Borrower shall have the right at any time and from time to time, upon at least five (5) Business Days prior written notice to the Administrative Agent, to permanently reduce, in whole at any time or in part from time to time, without premium or penalty, (i) the Aggregate Revolving Credit Commitment or (ii) the Aggregate Acquisition Loan Commitment, in either such case in an aggregate principal amount not less than $2,000,000 or any whole multiple thereof.

         (b) MANDATORY PERMANENT REDUCTION OF ACQUISITION LOAN COMMITMENT . To the extent that such amounts are not applied to repay Acquisition Loans pursuant to Section 2.04(f), the Aggregate Acquisition Loan Commitment shall be automatically and permanently reduced by the Lenders' Portion of the Designated Net Proceeds and the Designated Net Insurance/Condemnation Proceeds, promptly upon receipt thereof by the Borrower or any Subsidiary or upon the existence thereof, as applicable.

         (c) REQUIRED REPAYMENTS. Each reduction required or permitted pursuant to this Section 2.06 shall be accompanied by a payment of principal sufficient to reduce the aggregate outstanding applicable Extensions of Credit of the Lenders after such reduction to the Aggregate Revolving Credit Commitment or Aggregate Acquisition Loan Commitment, as applicable, as so reduced. Any reduction of the Aggregate Revolving Credit Commitment or the Aggregate Acquisition Loan Commitment to zero shall be accompanied by payment of all outstanding Obligations and termination of the applicable Commitment and applicable Credit Facility. If the reduction of the Aggregate Revolving Credit Commitment or Acquisition Loan Commitment requires the repayment of any LIBOR Rate Loan, such repayment shall be accompanied by any amount required to be paid pursuant to Section 3.09 hereof.


         SECTION 2.07 TERMINATION OF CREDIT FACILITIES; EXTENSION OF TERMINATION DATE.
                             ----------------------------------------------

         (a) TERMINATION. The Credit Facilities shall terminate on the earliest of (i) the Termination Date, (ii) the date of termination by the Borrower pursuant to Section 2.06(a), and (iii) the date of termination by the Administrative Agent on behalf of the Lenders pursuant to Section 10.02(a). It is intended by the parties hereto that the Revolving Credit Facility and the Acquisition Loan Facility shall terminate on the same date.

         (b)      EXTENSION OF TERMINATION DATE

         (i) REQUEST FOR EXTENTION. Unless the Credit Facilities shall have been terminated pursuant to clause (ii) or (iii) of Section 2.07(a), above, the Borrower may, by notice to the Administrative Agent (which shall promptly deliver a copy to each of the Lenders) not less than sixty
         (60) days and not more than ninety (90) day prior to any anniversary of the Closing Date (in each case, an "Anniversary Date"), request that the Lenders extend the Termination Date for an additional one year to the Anniversary Date next succeeding the Termination Date then in effect; PROVIDED that the Borrower shall request an extension of the Termination Date for both of the Revolving Credit Facility and the Acquisition Loan Facility together and that both Credit Facilities shall terminate on the same date.

         (ii) LENDER APPROVAL PROCESS. Each Lender, acting in its sole discretion, shall, by notice to the Borrower and the Administrative Agent given not more than thirty (30) days after receipt of the Borrower's extension request advise the Borrower and the Administrative Agent whether or not such Lender agrees to such extension. If any Lender does not reply within such thirty-day period, it shall be deemed to have withheld its consent to such extension. Such extension shall become effective upon three (3) Business Days after receipt by the Administrative Agent of the consent of all of the Lenders, subject to the Borrower's right to find a replacement Lender under Section 3.12(b) for any non-consenting Lender prior to the related Anniversary Date. Notwithstanding anything else herein to the contrary, if any Lender (other than Lenders replaced by the Borrower pursuant to Section 3.12(b) prior to the related Anniversary Date) has not consented to such requested extension, the Termination Date shall not be extended.

         (iii) NO WAIVER. The election of any Lender to agree to an extension shall not obligate any other Lender to agree to such extension and the agreement by the Lenders to an extension shall not obligate the Lenders, or any individual Lender, to agree to a subsequent extension. The Borrower's right to request an extension under this Section 2.07(b) shall continue irrespective of whether (A) the Borrower requested or failed to request an extension on any prior Anniversary Date and (B) the Lenders consented to or withheld their consent to any such previous request.

         ARTICLE III

GENERAL LOAN PROVISIONS


         SECTION 3.01      INTEREST.
                           ---------

         (a) INTEREST RATE OPTIONS. Subject to the provisions of this Section 3.01, at the election of the Borrower, the aggregate unpaid principal balance of (i) each Revolving Credit Loan and each Acquisition Loan shall bear interest at the Base Rate or the LIBOR Rate PLUS, in each case, the Applicable Margin as set forth below; PROVIDED that the LIBOR Rate shall not be available until three
(3) Business Days after the Closing Date and (ii) each Swingline Loan shall bear interest at the Swingline Rate. The Borrower shall select the rate of interest and Interest Period, if any, applicable to any Loan at the time a Notice of Borrowing is given pursuant to Section 2.03 or at the time a Notice of Conversion/Continuation is given pursuant to Section 3.02. Each Loan or portion thereof bearing interest based on the Base Rate shall be a "Base Rate Loan", each Loan or portion thereof bearing interest based on the LIBOR Rate shall be a "LIBOR Rate Loan." Any Loan or any portion thereof as to which the Borrower has not duly specified an interest rate as provided herein shall be deemed a Base Rate Loan.

         (b) INTEREST PERIODS. In connection with each LIBOR Rate Loan, the Borrower, by giving notice at the times described in Section 3.01(a), shall elect an interest period (each, an "Interest Period") to be applicable to such Loan, which Interest Period shall be a period of one (1), two (2), three (3), or six (6) months; PROVIDED that:

                        (i) the Interest Period shall commence on the date of advance of or conversion to any LIBOR Rate Loan and, in the case of immediately successive Interest Periods, each successive Interest Period shall commence on the date on which the next preceding Interest Period expires;

                       (ii) if any Interest Period would otherwise expire on a day that is not a Business Day, such Interest Period shall expire on the next succeeding Business Day; PROVIDED, that if any Interest Period with respect to a LIBOR Rate Loan would otherwise expire on a day that is not a Business Day but is a day of the month after which no further Business Day occurs in such month, such Interest Period shall expire on the next preceding Business Day;

                      (iii) any Interest Period with respect to a LIBOR Rate Loan that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of the relevant calendar month at the end of such Interest Period;

                       (iv) no Interest Period shall extend beyond the Termination Date and Interest Periods shall be selected by the Borrower so as to permit the Borrower to make mandatory reductions of the Aggregate Revolving Credit Commitment or Aggregate Acquisition Loan Commitment pursuant to Section 2.06 without payment of any amounts pursuant to Section 3.09; and

                        (v) there shall be no more than ten (10) Interest Periods outstanding at any time.

         (c) APPLICABLE MARGIN. The Applicable Margin provided for in Section 3.01(a) with respect to the Loans (the "Applicable Margin") shall (i) on the Closing Date equal the percentages set forth in the certificate delivered pursuant to Section 4.02(d)(iv) and (ii) for each fiscal quarter thereafter be determined by reference to the Leverage Ratio as of the end of the fiscal quarter immediately preceding the delivery of the applicable Officer's Compliance Certificate as follows:

                                                   LIBOR       FACILITY
LEVEL        LEVERAGE RATIO                        MARGIN      FEE
-----        --------------                        ------      ---
                                                     (in basis points (bps))

I            Greater than or equal                  100.00     25.00
             to 4.50 to 1.00

II           Greater than or equal                   75.00     25.00
             to 3.75 to 1.00, but less
             than 4.50 to 1.00

III          Greater than or equal                   52.50     22.50
             to 3.00 to 1.00, but less
             than 3.75 to 1.00

IV           Less than 3.00 to 1.00                  30.00     20.00


Adjustments, if any, in the Applicable Margin shall be made by the Administrative Agent on the third (3rd) Business Day after receipt by the Administrative Agent of quarterly financial statements for the Borrower and its Subsidiaries and the accompanying Officer's Compliance Certificate setting forth the Leverage Ratio of the Borrower and its Subsidiaries as of the most recent fiscal quarter end. Subject to Section 3.01(d), in the event the Borrower fails to deliver such financial statements and certificate within the time required by
Section 6.02 hereof, the Applicable Margin shall be the highest Applicable Margin set forth above until the delivery of such financial statements and certificate.

         (d) DEFAULT RATE. Upon the occurrence and during the continuance of an Event of Default, (i) the Borrower shall no longer have the option to request LIBOR Rate Loans, (ii) all outstanding LIBOR Rate Loans shall bear interest at a rate per annum two percent (2%) in excess of the rate then applicable to LIBOR Rate Loans until the end of the applicable Interest Period and thereafter at a rate equal to two percent (2%) in excess of the rate then applicable to Base Rate Loans, and (iii) all outstanding Base Rate Loans shall bear interest at a rate per annum equal to two percent (2%) in excess of the rate then applicable to Base Rate Loans. Interest shall continue to accrue on the Notes after the filing by or against the Borrower of any petition seeking any relief in bankruptcy or under any act or law pertaining to insolvency or debtor relief, whether state, federal or foreign.

         (e) INTEREST PAYMENT AND COMPUTATION. Interest on each Base Rate Loan shall be payable in arrears on the last Business Day of each calendar quarter commencing December 31, 1997; interest on each LIBOR Rate Loan shall be payable on the last day of each Interest Period applicable thereto, and if such Interest Period extends over three (3) months, at the end of each three (3) month interval during such Interest Period. All interest rates, fees and commissions provided hereunder shall be computed on the basis of a 360-day year and assessed for the actual number of days elapsed.

         (f) MAXIMUM RATE. In no contingency or event whatsoever shall the aggregate of all amounts deemed interest hereunder or under any of the Notes charged or collected pursuant to the terms of this Agreement or pursuant to any of the Notes exceed the highest rate permissible under any Applicable Law which a court of competent jurisdiction shall, in a final determination, deem applicable hereto. In the event that such a court determines that the Lenders have charged or received interest hereunder in excess of the highest applicable rate, the rate in effect hereunder shall automatically be reduced to the maximum rate permitted by Applicable Law and the Lenders shall at the
Administrative Agent's option promptly refund to the Borrower any interest received by Lenders in excess of the maximum lawful rate or shall apply such excess to the principal balance of the Obligations. It is the intent hereof that the Borrower not pay or contract to pay, and that neither the Administrative Agent nor any Lender receive or contract to receive, directly or indirectly in any manner whatsoever, interest in excess of that which may be paid by the Borrower under Applicable Law.


         SECTION 3.02  NOTICE AND MANNER OF CONVERSION OR CONTINUATION OF LOANS.
                       ---------------------------------------------------------

              Provided that no Event of Default has occurred and is then continuing, the Borrower shall have the option to (a) convert at any time all or any portion of its outstanding Base Rate Loans in a principal amount equal to $3,000,000 or any whole multiple of $500,000 in excess thereof into one or more LIBOR Rate Loans or (b) upon the expiration of any Interest Period, (i) convert all or any part of its outstanding LIBOR Rate Loans in a principal amount equal to $3,000,000 or a whole multiple of $500,000 in excess thereof into Base Rate Loans or (ii) continue such LIBOR Rate Loans as LIBOR Rate Loans. Whenever the Borrower desires to convert or continue Loans as provided above, the Borrower shall give the Administrative Agent irrevocable prior written notice in the form attached as EXHIBIT D (a "Notice of Conversion/ Continuation") not later than 11:00 a.m. (Charlotte time) three (3) Business Days before the day on which a proposed conversion or continuation of such Loan is to be effective specifying
(A) the Loans to be converted or continued, and, in the case of any LIBOR Rate Loan to be converted or continued, the last day of the Interest Period therefor,
(B) the effective date of such conversion or continuation (which shall be a Business Day), (C) the principal amount of such Loans to be converted or continued, and (D) the Interest Period to be applicable to such converted or continued LIBOR Rate Loan. The Administrative Agent shall promptly notify the Lenders of such Notice of Conversion/Continuation.

         SECTION 3.03        FEES.
                             -----

         (a) FACILITY FEES. The Borrower shall pay to the Administrative Agent, for the account of the Lenders, a non-refundable facility fee at a rate per annum equal to the percentage set forth in Section 3.01 (c) times the Aggregate Commitment, regardless of usage. The facility fee shall be payable in arrears on the last Business Day of each calendar quarter during the term of this Agreement commencing December 31, 1997, and on the Termination Date. Such commitment fee shall be distributed by the Administrative Agent to the Lenders PRO RATA in accordance with the Lenders' respective Commitment Percentages.

         (b) ADMINISTRATIVE AGENT'S AND OTHER FEES. In order to compensate the Administrative Agent for structuring and syndicating the Loans and for its obligations hereunder, the Borrower agrees to pay to the Administrative Agent, for its account, the fees set forth in the separate fee letter agreement executed by the Borrower and the Administrative Agent dated August 15, 1997.


         SECTION 3.04        MANNER OF PAYMENT.
                             ------------------

              Each payment by the Borrower on account of the principal of or interest on the Loans or of any fee, commission or other amounts payable to the Lenders under this Agreement or any Note shall be made not later than 1:00 p.m. (Charlotte time) on the date specified for payment under this Agreement to the Administrative Agent at the Administrative Agent's Office for the account of the Lenders (other than as set forth below) PRO RATA in accordance with their respective applicable Commitment Percentages, in Dollars, in immediately available funds and shall be made without any set-off, counterclaim or deduction whatsoever. Any payment received after such time but before 2:00 p.m. (Charlotte time) on such day  shall be deemed a payment  on such date for the  purposes  of
Section 10.01, but for all other purposes shall be deemed to have been made on the next succeeding Business Day. Any payment received after 2:00 p.m. (Charlotte time) shall be deemed to have been made on the next succeeding Business Day for all purposes. Upon receipt by the Administrative Agent of each such payment, the Administrative Agent shall distribute to each Lender at its address for notices set forth herein its PRO RATA share of such payment in accordance with such Lender's applicable Commitment Percentage and shall wire advice of the amount of such credit to each Lender. Each payment to the Administrative Agent of Administrative Agent's fees or expenses shall be made for the account of the Administrative Agent and any amount payable to any Lender under Sections 3.08, 3.09, 3.10, 3.11 or 12.02 shall be paid to the Administrative Agent for the account of the applicable Lender.


         SECTION 3.05        CREDITING OF PAYMENTS AND PROCEEDS .
                             ------------------------------------

              In the event that the Borrower shall fail to pay any of the Obligations when due and the Obligations have been accelerated pursuant to
Section 10.02, all payments received by the Lenders upon the Notes and the other Obligations and all net proceeds from the enforcement of the Obligations shall be applied first to all expenses then due and payable by the Borrower hereunder, then to all indemnity obligations then due and payable by the Borrower hereunder, then to all Administrative Agent's fees then due and payable, then to all fees and commissions then due and payable, then to accrued and unpaid interest on the Swingline Note, then to the unpaid principal amount outstanding under the Swingline Note, then to accrued and unpaid interest on the Revolving Credit Notes and Acquisition Loan Notes, in that order.


         SECTION 3.06        ADJUSTMENTS.
                             ------------

              If any Lender (a "Benefitted Lender")shall at any time receive any payment of all or part of its Extensions of Credit, or interest thereon, or if any Lender shall at any time receive any collateral in respect to its Extensions of Credit (whether voluntarily or involuntarily, by set-off or otherwise) in a greater proportion than any such payment to and collateral received by any other Lender, if any, in respect of such other Lender's Extensions of Credit, or interest thereon, such Benefitted Lender shall purchase for cash from the other Lenders such portion of each such other Lender's Extensions of Credit, or shall provide such other Lenders with the benefits of any such collateral, or the proceeds thereof, as shall be necessary to cause such Benefitted Lender to share the excess payment or benefits of such collateral or proceeds ratably with each of the Lenders; provided, that if all or any portion of such excess payment or benefits is thereafter recovered from such Benefitted Lender, such purchase shall be rescinded, and the purchase price and benefits returned to the extent of such recovery, but without interest. The Borrower agrees that each Lender so purchasing a portion of another Lender's Extensions of Credit may exercise all rights of payment(including, without limitation, rights of set-off) with respect to such portion as fully as if such Lender were the direct holder of such portion.

         SECTION 3.07 NATURE OF OBLIGATIONS OF LENDERS REGARDING EXTENSIONS OF CREDIT; ASSUMPTION BY THE ADMINISTRATIVE AGENT.
                             ------------------------------------------

              The obligations of the Lenders under this Agreement to make the Loans are several and are not joint or joint and several. Unless the
Administrative Agent shall have received notice from a Lender prior to a proposed borrowing date that such Lender will not make available to the Administrative Agent such Lender's ratable portion of the amount to be borrowed on such date (which notice shall not release such Lender of its obligations hereunder), the Administrative Agent may assume that such Lender has made such portion available to the Administrative Agent on the proposed borrowing date in accordance with Section 2.03(b) and the Administrative Agent may, in reliance upon such assumption, make available to the Borrower on such date a corresponding amount. If such amount is made available to the Administrative Agent on a date after such borrowing date, such Lender shall pay to the Administrative Agent on demand an amount, until paid, equal to the product of(a) the amount of such Lender's applicable Commitment Percentage of such borrowing, TIMES (b) the daily average Federal Funds Rate during such period as determined by the Administrative Agent, TIMES (c) a fraction the numerator of which is the number of days that elapse from and including such borrowing date to the date on which such Lender's Commitment Percentage of such borrowing shall have become immediately available to the Administrative Agent and the denominator of which is 360. A certificate of the Administrative Agent with respect to any amounts owing under this Section shall be conclusive, absent manifest error. If such Lender's Commitment Percentage of such borrowing is not made available to the Administrative Agent by such Lender within three (3) Business Days of such borrowing date, the Administrative Agent shall be entitled to recover such amount made available by the Administrative Agent with interest thereon at the rate per annum applicable to Base Rate Loans hereunder, on demand, from the Borrower. The failure of any Lender to make its applicable Commitment Percentage of any Loan available shall not relieve it or any other Lender of its obligation, if any, hereunder to make its applicable Commitment Percentage of such Loan available on such borrowing date, but no Lender shall be responsible for the failure of any other Lender to make its applicable Commitment Percentage of such Loan available on the borrowing date.


         SECTION 3.08        CHANGED CIRCUMSTANCES.
                             ----------------------

         (a) CIRCUMSTANCES AFFECTING LIBOR RATE AVAILABILITY . If with respect to any Interest Period the Administrative Agent or any Lender (after consultation with Administrative Agent) shall determine that, by reason of circumstances affecting the foreign exchange and interbank markets generally, deposits in eurodollars, in the applicable amounts are not being quoted via Telerate Page 3750 or offered to the Administrative Agent or such Lender for such Interest Period, then the Administrative Agent shall forthwith give notice thereof to the Borrower. Thereafter, until the Administrative Agent notifies the Borrower that such circumstances no longer exist, the obligation of the Lenders to make LIBOR Rate Loans and the right of the Borrower to convert any Loan to or continue any Loan as a LIBOR Rate Loan shall be suspended, and the Borrower shall repay in full (or cause to be repaid in full) the then outstanding principal amount of each such LIBOR Rate Loans together with accrued interest thereon, on the last day of the then current Interest Period applicable to such LIBOR Rate Loan or convert the then outstanding principal amount of each such LIBOR Rate Loan to a Base Rate Loan as of the last day of such Interest Period.

         (b) LAWS AFFECTING LIBOR RATE AVAILABILITY. If, after the date hereof, the introduction of, or any change in, any Applicable Law or any change in the interpretation or administration thereof by any Governmental Authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Lender(or any of their respective Lending Offices) with any request or directive (whether or not having the force of law) of any such Authority, central bank or comparable agency, shall make it unlawful or impossible for any of the Lenders (or any of their respective Lending Offices) to honor its obligations hereunder to make or maintain any LIBOR Rate Loan, such Lender shall promptly give notice thereof to the Administrative Agent and the Administrative Agent shall promptly give notice to the Borrower and the other Lenders. Thereafter, until the Administrative Agent notifies the Borrower that such circumstances no longer exist, (i) the obligations of the Lenders to make LIBOR Rate Loans and the right of the Borrower to convert any Loan or continue any Loan as a LIBOR Rate Loan shall be suspended and thereafter the Borrower may select only Base Rate Loans hereunder, and (ii) if any of the Lenders may not lawfully continue to maintain a LIBOR Rate Loan to the end of the then current Interest Period applicable thereto as a LIBOR Rate Loan, the applicable LIBOR Rate Loan shall immediately be converted to a Base Rate Loan for the remainder of such Interest Period.

         (c) INCREASED COSTS. If, after the date hereof, the introduction of, or any change in, any Applicable Law, or in the interpretation or administration thereof by any Governmental Authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any of the Lenders(or any of their respective Lending Offices)with any request or directive (whether or not having the force of law) of such Authority, central bank or comparable agency;

                  (i) shall subject any of the Lenders (or any of their respective Lending Offices) to any tax, duty or other charge with respect to any Note or shall change the basis of taxation of payments to any of the Lenders (or any of their respective Lending Offices) of the principal of or interest on any Note or any other amounts due under this Agreement in respect thereof (except for changes in the rate of tax on the overall net income of any of the Lenders or any of their respective Lending Offices imposed by the jurisdiction in which such Lender is organized or is or should be qualified to do business or such Lending Office is located); or

                  (ii) shall impose, modify or deem applicable any reserve (including, without limitation, any imposed by the Board of Governors of the Federal Reserve System), special deposit, insurance or capital or similar requirement against assets of, deposits with or for the account of, or credit extended by any of the Lenders (or any of their respective Lending Offices) or shall impose on any of the Lenders (or any of their respective Lending Offices) or the foreign exchange and interbank markets any other condition affecting any Note;

and the result of any of the foregoing is to increase the costs to any of the Lenders of maintaining any LIBOR Rate Loan or to reduce the yield or amount of any sum received or receivable by any of the Lenders under this Agreement or under the Notes in respect of a LIBOR Rate Loan, then such Lender shall promptly notify the Administrative Agent, and the Administrative Agent shall promptly notify the Borrower of such fact and demand compensation therefor and, within ten (10) Business Days after such notice by the Administrative Agent, the Borrower shall pay to such Lender such additional amount or amounts as will compensate such Lender or Lenders for such increased cost or reduction. The Administrative Agent will promptly notify the Borrower of any event of which it has knowledge which will entitle such Lender to compensation pursuant to this
Section 3.08(c); PROVIDED, that the Administrative Agent shall incur no liability whatsoever to the Lenders or the Borrower in the event it fails to do so. The amount of such compensation shall be determined, in the applicable Lender's sole discretion, based upon the assumption that such Lender funded its Commitment Percentage of the LIBOR Rate Loans in the London interbank Eurodollar market and using any reasonable attribution or averaging methods which such Lender deems appropriate and practical. A certificate of such Lender setting forth the basis for determining such amount or amounts necessary to compensate such Lender shall be forwarded to the Borrower through the Administrative Agent and shall be conclusively presumed to be correct save for manifest error.

         SECTION 3.09        INDEMNITY.
                             ----------

              The Borrower hereby indemnifies each of the Lenders against any loss or expense which may arise or be attributable to each Lender's obtaining, liquidating or employing deposits or other funds acquired to effect, fund or maintain any Loan (a) as a consequence of any failure by the Borrower to make any payment when due of any amount due hereunder in connection with a LIBOR Rate Loan, (b) due to any failure of the Borrower to borrow on a date specified therefor in a Notice of Borrowing or Notice of Continuation/Conversion or (c) due to any payment, prepayment or conversion of any LIBOR Rate Loan on a date other than the last day of the Interest Period therefor. The amount of such loss or expense shall be determined, in the applicable Lender's sole discretion, based upon the assumption that such Lender funded its Commitment Percentage of the LIBOR Rate Loans in the London interbank and using any reasonable attribution or averaging methods which such Lender deems appropriate and practical. A certificate of such Lender setting forth the basis for determining such amount or amounts necessary to compensate such Lender shall be forwarded to the Borrower through the Administrative Agent and shall be conclusively presumed to be correct save for manifest error.


         SECTION 3.10        CAPITAL REQUIREMENTS.
                             ---------------------

              If either (a) the introduction of, or any change in, or in the interpretation of, any Applicable Law or (b) compliance with any guideline or request from any central bank or comparable agency or other Governmental Authority (whether or not having the force of law), has or would have the effect of reducing the rate of return on the capital of, or has affected or would affect the amount of capital required to be maintained by, any Lender or any corporation controlling such Lender as a consequence of, or with reference to the Commitments and other commitments of this type, below the rate which the Lender or such other corporation could have achieved but for such introduction, change or compliance, then within five (5) Business Days after written demand by any such Lender, the Borrower shall pay to such Lender from time to time as specified by such Lender additional amounts sufficient to compensate such Lender or other corporation for such reduction. A certificate as to such amounts submitted to the Borrower and the Administrative Agent by such Lender, shall, in the absence of manifest error, be presumed to be correct and binding for all purposes.


         SECTION 3.11        TAXES.
                             ------

         (a) PAYMENTS FREE AND CLEAR. Any and all payments by the Borrower hereunder or under the Notes shall be made free and clear of and without deduction for any and all present or future taxes, levies, imposts, deductions, charges or withholding, and all liabilities with respect thereto excluding, (i) in the case of each Lender and the Administrative Agent, income and franchise taxes imposed by the jurisdiction under the laws of which such Lender or the
Administrative Agent (as the case may be) is organized or is or should be qualified to do business or any political subdivision thereof and (ii) in the case of each Lender, income and franchise taxes imposed by the jurisdiction of such Lender's Lending Office or any political subdivision thereof (all such non-excluded taxes, levies, imposts, deductions, charges, withholdings and liabilities being hereinafter referred to as "Taxes"). If the Borrower shall be required by law to deduct any Taxes from or in respect of any sum payable hereunder or under any Note to any Lender or the Administrative Agent, (A) the sum payable shall be increased as may be necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 3.11) such Lender or the Administrative Agent(as the case may
be) receives an amount equal to the amount such party would have received had no such deductions been made, (B) the Borrower shall make such deductions, (C) the Borrower shall pay the full amount deducted to the relevant taxing authority or other authority in accordance with applicable law, and (D) the Borrower shall deliver to the Administrative Agent evidence of such payment to the relevant taxing authority or other authority in the manner provided in Section 3.11(d).

         (b) STAMP AND OTHER TAXES. In addition, the Borrower shall pay any present or future stamp, registration, recordation or documentary taxes or any other similar fees or charges or excise or property taxes, levies of the United States or any state or political subdivision thereof or any applicable foreign jurisdiction which arise from any payment made hereunder or from the execution, delivery or registration of, or otherwise with respect to, this Agreement, the Loans, the other Loan Documents, or the perfection of any rights or security interest in respect thereto (hereinafter referred to as "Other Taxes").

         (c) INDEMNITY. The Borrower shall indemnify each Lender and the Administrative Agent for the full amount of Taxes and Other Taxes (including, without limitation, any Taxes and Other Taxes imposed by any jurisdiction on amounts payable under this Section 3.11 ) paid by such Lender or the Administrative Agent(as the case may be) and any liability (including penalties, interest and expenses) arising therefrom or with respect thereto, whether or not such Taxes or Other Taxes were correctly or legally asserted. Such indemnification shall be made within thirty (30) days from the date such Lender or the Administrative Agent (as the case may be) makes written demand therefor.

         (d) EVIDENCE OF PAYMENT. Within thirty (30) days after the date of any payment of Taxes or Other Taxes, the Borrower shall furnish to the Administrative Agent, at its address referred to in Section 12.01, the original or a certified copy of a receipt evidencing payment thereof or other evidence of payment satisfactory to the Administrative Agent.

         (e) DELIVERY OF TAX FORMS. Each Lender organized under the laws of a jurisdiction other than the United States or any state thereof shall deliver to the Borrower, with a copy to the Administrative Agent, on the Closing Date or concurrently with the delivery of the relevant Assignment and Acceptance, as applicable, (i) two United States Internal Revenue Service Forms 4224 or Forms 1001, as applicable (or successor forms) properly completed and certifying in each case that such Lender is entitled to a complete exemption from withholding or deduction for or on account of any United States federal income taxes, and
(ii) an Internal Revenue Service Form W-8 or W-9 or successor applicable form, as the case may be, to establish an exemption from United States backup withholding taxes. Each such Lender further agrees to deliver to the Borrower, with a copy to the Administrative Agent, a Form 1001 or 4224 and Form W-8 or W-9, or successor applicable forms or manner of certification, as the case may be, on or before the date that any such form expires or becomes obsolete or after the occurrence of any event requiring a change in the most recent form previously delivered by it to the Borrower, certifying in the case of a Form 1001 or 4224 that such Lender is entitled to receive payments under this Agreement without deduction or withholding of any United States federal income taxes (unless in any such case an event (including without limitation any change in treaty, law or regulation) has occurred prior to the date on which any such delivery would otherwise be required which renders such forms inapplicable or the exemption to which such forms relate unavailable and such Lender notifies the Borrower and the Administrative Agent that it is not entitled to receive payments without deduction or withholding of United States federal income taxes) and, in the case of a Form W-8 or W-9, establishing an exemption from United States backup withholding tax. The Borrower shall not be required to pay any additional amount to any non-U.S. Lender in respect of United States withholding tax pursuant to Section 3.11(a) to the extent that the obligation to withhold such tax existed at the time such non-U.S. Lender became a Lender hereunder, unless such obligation would not have arisen but for a failure by such non-U.S. Lender to deliver the documents referred to in this Section 3.11(e).

         (f) SURVIVAL. Without prejudice to the survival of any other agreement of the Borrower hereunder, the agreements and obligations of the Borrower contained in this Section 3.11 shall survive the payment in full of the Obligations and the termination of the Commitments.


         SECTION 3.12 DUTY TO MITIGATE; ASSIGNMENT OF COMMITMENTS UNDER CERTAIN CIRCUMSTANCES.
                             ----------------------------


         (a) Any Lender (or Eligible Assignee) claiming any additional amounts payable pursuant to Section 3.08, 3.10 or 3.11 shall use reasonable efforts (consistent with legal and regulatory restrictions) to file any certificate or document requested by the Borrower or to change the jurisdiction of its applicable lending office if the making of such a filing or change would avoid the need for or reduce the amount of any such additional amounts which may thereafter accrue or avoid the circumstances giving rise to such exercise and would not, in the sole determination of such Lender (or Eligible Assignee), be otherwise disadvantageous to such Lender (or Eligible Assignee).

         (b) In the event that any Lender shall have delivered a notice pursuant to Section 3.08 or 3.10, or the Borrower shall be required to make additional payments to any Lender under Section 3.11, or any Lender shall have failed to advise the Borrower and the Administrative Agent of its agreement to extend the Termination Date on or prior to the thirtieth (30th) day following any extension request by the Borrower pursuant to Section 2.07(b), the Borrower shall have the right, at its own expense (which shall include the assignment fee referred to in
Section 12.10), upon notice to such Lender and the Administrative Agent, to require such Lender to transfer and assign without recourse (in accordance with and subject to the restrictions contained in Section 12.10) all interests, rights and obligations contained hereunder to another financial institution (including any other Lender) approved by the Administrative Agent (which approval shall not be unreasonably withheld) which shall assume such obligations; PROVIDED that (i) no such assignment shall conflict with any law, rule or regulation or order of any Governmental Authority and (ii) the assignee or the Borrower, as the case may be, shall pay to the affected Lender in immediately available funds on the date of such assignment the principal of and interest accrued to the date of payment on the Loans made by it hereunder and all other amounts accrued for its account or owed to it hereunder (including the additional amounts asserted and payable pursuant to Section 3.08, 3.10 or 3.11, if any).



         ARTICLE IV

CLOSING; CONDITIONS OF CLOSING AND BORROWING


         SECTION 4.01        CLOSING.
                             --------

              The closing shall take place at the offices of Kennedy Covington Lobdell & Hickman at 9:00 a.m. on September 30, 1997 or on such other date as the parties hereto shall mutually agree.


         SECTION 4.02        CONDITIONS TO CLOSING AND INITIAL EXTENSIONS OF
                             CREDIT.
                             -----------------------------------------------

              The obligation of the Lenders to close this Agreement and to make the initial Loan is subject to the satisfaction of each of the following conditions:

         (a) EXECUTED LOAN DOCUMENTS. This Agreement, the Notes, the Guarantee Agreement and any other Loan Documents shall have been duly authorized, executed and delivered to the Administrative Agent by the parties thereto, shall be in full force and effect and no default shall exist thereunder, and the
Borrower shall have delivered original counterparts thereof to the Administrative Agent.

         (b) CLOSING CERTIFICATES; ETC.

                  (i) OFFICERS'S CERTIFICATE OF THE BORROWER. The Administrative Agent shall have received a certificate from the chief executive officer or chief financial officer of the Borrower, in form and substance satisfactory to the Administrative Agent, to the effect that all representations and warranties of the Borrower contained in this Agreement and the other Loan Documents are true, correct and complete; that the Borrower is not in violation of any of the covenants contained in this Agreement and the other Loan Documents; that, after giving effect to the transactions contemplated by this Agreement, no Default or Event of Default has occurred and is continuing; and that the Borrower has satisfied each of the closing conditions.

                  (ii) PARTNERSHIP DOCUMENTS; SECRETARY'S CERTIFICATES. The Administrative Agent shall have received (A) a copy of each of the Partnership Documents and the organizational documents of the General Partner and each Subsidiary, certified by the Secretary or Assistant
         Secretary of the Borrower, and such other documents as may be reasonably required to evidence the authority of each of the General Partner, the Borrower and each Subsidiary to enter into each Loan Document and Partnership Document to which it is party and to complete the transactions to which it is a party; (B) a certificate of the Secretary or Assistant Secretary of the Borrower dated the Closing Date and certifying with respect to each of the General Partner, the Borrower and each Subsidiary (1) that attached thereto is a true and complete copy of the by-laws or equivalent document of each of them in effect on the Closing Date and at all times since a date prior to the date of the resolutions described in clause (2) below, (2) that attached thereto is a true and complete copy of resolutions duly adopted by the respective governing boards of each of them authorizing as applicable, the execution, delivery and performance of the Loan Documents to which it is party and, in the case of the Borrower, the borrowings hereunder, and that such resolutions have not been modified, rescinded or amended and are in full force and effect, (3) that the organizational documents of each of them have not been amended since the date of the last amendment thereto shown on the certificate of good standing attached thereto and (4) as to the incumbency and specimen signature of each officer executing any Loan Document, Partnership Document or any other document delivered in connection herewith on its behalf; and (C) a certificate of another officer as to the incumbency and specimen signature of such Secretary or Assistant Secretary executing the certificate pursuant to (2) above.

                  (iii) CERTIFICATES OF GOOD STANDING. The Administrative Agent shall have received long-form certificates as of a recent date of the good standing of the Borrower the General Partner and each Subsidiary under the laws of their respective jurisdictions of organization and each other jurisdiction where any such Person is qualified to do business and a certificate of the relevant taxing authorities of such jurisdictions certifying that such Person has filed required tax returns and owes no delinquent taxes.

                  (iv) OPINIONS OF COUNSEL. The Administrative Agent shall have received favorable opinions of counsel to the Borrower addressed to the Administrative Agent and the Lenders with respect to the Borrower, the Guarantors, the Loan Documents and such other matters as the Lenders shall request.

                  (v) TAX FORMS. The Administrative Agent shall have received copies of the United States Internal Revenue Service forms required by
         Section 3.11(e) hereof.

                  (vi) INSURANCE CERTIFICATE. The Administrative Agent shall have received a detailed list of the Borrower's insurance then in effect, stating the names of the insurance companies, the amounts and rates of the insurance, the dates of the expiration thereof and the properties and risks covered thereby.

         (c) CONSENTS; DEFAULTS.

                  (i) GOVERNMENTAL AND THIRD PARTY APPROVALS. All necessary approvals, authorizations and consents, if any be required, of any Person, including without limitation the holders of the Senior Notes, as applicable, and of all Governmental Authorities and courts having jurisdiction with respect to the transactions contemplated by this Agreement and the other Loan Documents shall have been obtained.

                  (ii) NO INJUNCTION, ETC. No action, proceeding, investigation, regulation or legislation shall have been instituted, threatened or proposed before any Governmental Authority to enjoin, restrain, or prohibit, or to obtain substantial damages in respect of, or which is related to or arises out of this Agreement or the other Loan Documents or the consummation of the transactions contemplated hereby or thereby, or which, in the Administrative Agent's discretion, would make it inadvisable to consummate the transactions contemplated by this Agreement and such other Loan Documents.

                  (iii) NO EVENT OF DEFAULT. No Default or Event of Default shall have occurred and be continuing.

         (d) FINANCIAL MATTERS.

                  (i) FINANCIAL STATEMENTS. The Administrative Agent shall have received the most recent audited Consolidated financial statements of the Borrower and its Subsidiaries, all in form and substance satisfactory to the Administrative Agent.

                  (ii) FINANCIAL CONDITION CERTIFICATE. The Borrower shall have delivered to the Administrative Agent a certificate, in form and substance satisfactory to the Administrative Agent, and certified as accurate by the chief executive officer or chief financial officer of the Borrower, that the Borrower and each of its Subsidiaries are each Solvent.

                  (iii) PAYMENT AT CLOSING; FEE LETTERS. There shall have been paid by the Borrower to the Administrative Agent and the Lenders the fees set forth or referenced in Section 3.03 and any other accrued and unpaid fees or commissions due hereunder (including, without limitation, legal fees and expenses), and to any other Person such amount as may be due thereto in connection with the transactions contemplated hereby, including all taxes, fees and other charges in connection with the execution, delivery, recording, filing and registration of any of the Loan Documents. The Administrative Agent shall have received duly authorized and executed copies of the fee letter agreement referred to in Section 3.03(c).

                  (iv) APPLICABLE MARGIN CERTIFICATE. The Borrower shall have delivered to the Administrative Agent a certificate executed by the chief financial officer or treasurer of the Borrower setting forth the calculation of the Applicable Margin pursuant to Section 3.01(c).

         (e)      MISCELLANEOUS.

                  (i) NOTICE OF BORROWING; NOTICE OF ACCOUNT DESIGNATION. The Administrative Agent shall have received a Notice of Borrowing from the Borrower in accordance with Section 2.03(a), and a Notice of Account Designation specifying the account or accounts to which the proceeds of any loans made after the Closing Date are to be disbursed.

                  (ii) PROCEEDINGS AND DOCUMENTS. All opinions, certificates and other instruments and all proceedings in connection with the transactions contemplated by this Agreement shall be satisfactory in form and substance to the Lenders. The Lenders shall have received copies of all other instruments and other evidence as the Lender may reasonably request, in form and substance satisfactory to the Lenders, with respect to the transactions contemplated by this Agreement and the taking of all actions in connection therewith.

                  (iii) SENIOR NOTES AND RELATED DOCUMENTS. The Borrower shall have delivered to the Administrative Agent a true and correct copy of the Senior Note Agreement and a true and correct copy of a specimen Senior Note.

                  (iv) DISTRIBUTION SUPPORT AGREEMENT. The Borrower shall have delivered to the Administrative Agent a true and correct copy of the Distribution Support Agreement.

                  (v) RESIGNATION OF CHASE. The Administrative Agent shall have received the written resignation of Chase as Administrative Agent under the Original Credit Agreement.

                  (vi) PAYOFF LETTERS. The Administrative Agent shall have received a pay-off letter from each lender under the Original Credit Agreement that is not continuing as a Lender under this Agreement.

                  (vii) DUE DILIGENCE AND OTHER DOCUMENTS. The Borrower shall have delivered to the Administrative Agent such other documents, certificates and opinions as the Administrative Agent reasonably requests, certified by a secretary or assistant secretary of the Borrower as a true and correct copy thereof.


         SECTION 4.03        CONDITIONS TO ALL LOANS.
                             ------------------------

              The obligations of the Lenders to make any Loan is subject to the satisfaction of the following conditions precedent on the relevant borrowing or issue date, as applicable:

         (a) CONTINUATION OF REPRESENTATIONS AND WARRANTIES. The representations and warranties contained in Article V hereof or otherwise made by the Borrower or any Subsidiary in any Loan Document shall be true and correct, in all material respects, on and as of such borrowing or issuance date with the same effect as if made on and as of such date.

         (b) NO EXISTING DEFAULT. No Default or Event of Default shall have occurred and be continuing hereunder on the borrowing date with respect to such Loan or after giving effect to the Loans to be made on such date.

         (c) OFFICER'S COMPLIANCE CERTIFICATE; ADDITIONAL DOCUMENTS. The Administrative Agent shall have received the current Officer's Compliance Certificate and each additional document, instrument, legal opinion or other item of information reasonably requested by it.


         ARTICLE V

REPRESENTATIONS AND WARRANTIES OF THE BORROWER


         SECTION 5.01        REPRESENTATIONS  AND  WARRANTIES.
                             ---------------------------------

             To induce the Administrative Agent to enter into this Agreement and the Lenders to make the Loans, the Borrower hereby represents and warrants to the Administrative Agent and Lenders that:

         (a) ORGANIZATION; POWER; QUALIFICATION. Each of the Borrower, its Subsidiaries, the Parent and the General Partner is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation or formation, has the power and authority to own its properties and to carry on its business as now being and hereafter proposed to be conducted and is duly qualified and authorized to do business in each jurisdiction in which the character of its properties or the nature of its business requires such qualification and authorization, except where the failure to so qualify would not have a Material Adverse Effect. The jurisdictions in which the Borrower and its Subsidiaries are organized and qualified to do business are described on SCHEDULE 5.01(A).

         (b)      OWNERSHIP.

                  (i) Each  Subsidiary  of the  Borrower  is listed on  SCHEDULE
         5.01(B). The capitalization of the Borrower and its Subsidiaries consists of the number of shares of stock or other ownership interests, authorized, issued and outstanding, of such classes and series, with or without par value, described on SCHEDULE 5.01(B). All outstanding shares or other ownership interests have been duly authorized and validly issued and are fully paid and nonassessable. The shareholders or other equity owners of the Subsidiaries of the Borrower and the number of shares or other ownership interests owned by each are described on SCHEDULE 5.01(B). There are no outstanding warrants, subscriptions, options, securities, instruments or other rights of any type or nature whatsoever, which are convertible into, exchangeable for or otherwise provide for or permit the issuance of capital stock or other ownership interests of the Borrower or its Subsidiaries, except as described on SCHEDULE 5.01(B).

                  (ii) The sole general partner of the Parent is the General Partner, which owns a 1.0% general partnership interest in the Parent and a limited partnership interest in the Parent of not less than 24.4%. The sole general partner of the Borrower is the General Partner, which owns a 1.0101% general partnership interest in the Borrower and is a wholly owned subsidiary of Millennium. The only limited partner of the Borrower is the Parent, which owns a 98.9899% limited partnership interest in the Borrower and the Borrower does not have any partners other than the General Partner and the Parent.

         (c) AUTHORIZATION OF AGREEMENT, LOAN DOCUMENTS AND BORROWING. Each of the Borrower and its Subsidiaries has the right, power and authority and has taken all necessary corporate and other action to authorize the execution, delivery and performance of this Agreement and each of the other Loan Documents to which it is a party in accordance with their respective terms. This Agreement and each of the other Loan Documents have been duly executed and delivered by the duly authorized officers of the Borrower and each of its Subsidiaries party thereto, and each such document constitutes the legal, valid and binding obligation of the Borrower or its Subsidiary party thereto, enforceable in accordance with its terms, except as such enforcement may be limited by bankruptcy, insolvency, reorganization, moratorium or similar state or federal debtor relief laws from time to time in effect which affect the enforcement of creditors' rights in general and the availability of equitable remedies.

         (d) COMPLIANCE OF AGREEMENT, LOAN DOCUMENTS AND BORROWING WITH LAWS, ETC. The execution, delivery and performance by the Borrower and its Subsidiaries of the Loan Documents to which each such Person is a party, in accordance with their respective terms, the borrowings hereunder and the transactions contemplated hereby do not and will not, by the passage of time, the giving of notice or otherwise, (i) require any Governmental Approval or violate any Applicable Law relating to the Borrower or any of its Subsidiaries,
(ii) conflict with, result in a breach of or constitute a default under the articles of incorporation, bylaws or other organizational documents of the Borrower or any of its Subsidiaries or any indenture, agreement or other instrument to which such Person is a party or by which any of its properties may be bound or any Governmental Approval relating to such Person, or (iii) result in or require the creation or imposition of any Lien upon or with respect to any property now owned or hereafter acquired by such Person other than Liens arising under the Loan Documents.

         (e) COMPLIANCE WITH LAW; GOVERNMENTAL APPROVALS. Each of the Borrower and its Subsidiaries (i) has all Governmental Approvals required by any Applicable Law for it to conduct its business, each of which is in full force and effect, is final and not subject to review on appeal and is not the subject of any pending or, to the best of its knowledge, threatened attack by direct or collateral proceeding, and (ii) is in compliance with each Governmental Approval applicable to it and in compliance with all other Applicable Laws relating to it or any of its respective properties, except, in each case, to the extent such non-compliance would not have a Material Adverse Effect.

         (f) TAX RETURNS AND PAYMENTS. Each of the Borrower, its Subsidiaries, the General Partner and the Parent has duly filed or caused to be filed all material federal, state and local tax returns required by Applicable Law to be filed, and has paid, or made adequate provision for the payment of, all federal, state, local and other taxes, assessments and governmental charges or levies upon it and its property, income, profits and assets which are due and payable, other than those the validity of which the Borrower, any Subsidiary, the General Partner or the Parent is contesting in good faith by appropriate proceedings and with respect to which the Borrower, such Subsidiary, the General Partner or the Parent shall, to the extent required by GAAP, have set aside on its books adequate reserves. No Governmental Authority has asserted any Lien or other claim against the Borrower or Subsidiary thereof with respect to unpaid taxes which has not been discharged or resolved. The charges, accruals and reserves on the books of the Borrower and any of its Subsidiaries in respect of federal, state, local and other taxes for all Fiscal Years and portions thereof since the organization of the Borrower and any of its Subsidiaries are in the judgment of the Borrower adequate, and the Borrower does not anticipate any additional taxes or assessments for any of such years.

         (g) INTELLECTUAL PROPERTY MATTERS. Each of the Borrower and its Subsidiaries owns or possesses rights to use all franchises, licenses, copyrights, copyright applications, patents, patent rights or licenses, patent applications, trademarks, trademark rights, trade names, trade name rights, copyrights and rights with respect to the foregoing which are required to conduct its business. No event has occurred which permits, or after notice or lapse of time or both would permit, the revocation or termination of any such rights, and neither the Borrower nor any Subsidiary thereof is liable to any Person for infringement under Applicable Law with respect to any such rights as a result of its business operations.

         (h) ENVIRONMENTAL AND SAFETY MATTERS. Each of the Business, the Borrower, each Subsidiary, the General Partner and the Parent has complied in all respects with all Environmental and Safety Laws except for violations that either alone or in the aggregate could not reasonably be expected to result in a Material Adverse Effect. None of the Business, the Borrower, any Subsidiary, the General Partner or the Parent has received notice of any failure so to comply which alone or together with any other such failure could reasonably be expected to result in a Material Adverse Effect. None of the Business, the Borrower, any Subsidiary, the General Partner or the Parent manages or handles any hazardous wastes, hazardous substances, hazardous materials, toxic substances or toxic pollutants referred to in or regulated by Environmental and Safety Laws in violation of such laws or of any other applicable law where such violation could reasonably be expected to result, individually or together with other violations, in a Material Adverse Effect. To the best knowledge of the Borrower, none of the Business, the Borrower, any Subsidiary, the General Partner or the Parent has any liabilities or contingent liabilities relating to environmental or employee health and safety matters (including on-site or off-site contamination) which, individually or in the aggregate, could reasonably be expected to result in a Material Adverse Effect.

         (i)      ERISA.

                  (i) The Borrower and each ERISA Affiliate is in material compliance with all applicable provisions of ERISA and the regulations and published interpretations thereunder and no ERISA Event has occurred or is reasonably expected to occur that, when taken together with all other ERISA Events could reasonably be expected to result in a Material Adverse Effect.

                  (ii) Each Employee Benefit Plan that is intended to be qualified under Section 401(a) of the Code has been determined by the Internal Revenue Service to be so qualified, and each trust related to such plan has been determined to be exempt under Section 501(a) of the Code.

                  (iii) The present value of all benefit liabilities under each Employee Benefit Plan (based on those assumptions used for purposes of Statement of Financial Accounting Standards No. 87) did not, as of the last annual valuation date applicable thereto, exceed by more than $5,000,000 the fair market value of the assets of such Employee Benefit Plan and the present value of all underfunded plans (based on those assumptions used for purposes of Statement of Financial Accounting Standards No. 87) did not, as of the last annual valuation dates applicable thereto, exceed by more than $5,000,000 the fair market value of the assets of all such underfunded Employee Benefit Plans.

         (j) MARGIN STOCK. Neither the Borrower nor any Subsidiary thereof is engaged principally or as one of its activities in the business of extending credit for the purpose of "purchasing" or "carrying" any "margin stock" (as each such term is defined or used in Regulations G and U of the Board of Governors of the Federal Reserve System). No part of the proceeds of any of the Loans will be used for purchasing or carrying margin stock in violation of, or for any purpose which violates, the provisions of Regulation G, T, U or X of such Board of Governors.

         (k) GOVERNMENT REGULATION. Neither the Borrower nor any Subsidiary thereof is an "investment company" or a company "controlled" by an "investment company" (as each such term is defined or used in the Investment Company Act of 1940, as amended) and neither the Borrower nor any Subsidiary thereof is, or after giving effect to any Extension of Credit will be, subject to regulation under the Public Utility Holding Company Act of 1935 or the Interstate Commerce Act, each as amended, or any other Applicable Law which limits its ability to incur or consummate the transactions contemplated hereby.

         (l) AGREEMENTS. (i) None of the Business, the Borrower, any of the Subsidiaries, the General Partner nor the Parent is a party to any agreement or instrument or subject to any restriction in its partnership or corporate organizational documents that (i) will have the effect of prohibiting or restraining, or will impose adverse conditions upon, any of the transactions contemplated hereby or the payment of dividends or the making of any loans, investments or transfers by any Subsidiary to or in the Borrower or (ii) has resulted or could reasonably be expected to result in a Material Adverse Effect.

         (m) None of the Business, the Borrower, any of the Subsidiaries, the General Partner or the Parent is in default in any manner, and there is no event or condition which with notice or lapse of time or both would constitute such a default or event of default, under any provision of any Senior Note, any Refinancing Note, the Senior Note Agreement, any Refinancing Note Agreement, or any indenture or other agreement or instrument evidencing Indebtedness, any Contingent Obligation set forth on SCHEDULE 5.01(T) or any other material agreement or instrument to which it is a party or by which it or any of its properties or assets are or may be bound, where such default could reasonably be expected to result in a Material Adverse Effect.

         (n) EMPLOYEE RELATIONS. None of the Borrower and its Subsidiaries is, except as set forth on SCHEDULE 5.01(M) party to any collective bargaining agreement nor has any labor union been recognized as the representative of its employees. There are no strikes against the Business, the Borrower or any Subsidiary pending or, to the best knowledge of the Borrower, threatened, other than strikes which, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect. The hours worked and payments made to employees of the Business, the Borrower, each Subsidiary, the General Partner and the Parent have not been in violation of the Fair Labor Standards Act or any other applicable law dealing with such matters except for violations that either alone or in the aggregate could not reasonably be expected to result in a Material Adverse Effect. All material payments due from the Business, the Borrower, any Subsidiary, the General Partner and the Parent, or for which any claim may be made against the Business, the Borrower, any Subsidiary, the General Partner or the Parent, on account of wages and employee health and welfare insurance and other benefits have been paid or accrued as a liability on the books of the Business, the Borrower, such Subsidiary, the General Partner or the Parent, as applicable, in compliance with GAAP.

         (o) BURDENSOME PROVISIONS. Neither the Borrower nor any Subsidiary thereof is subject to any Governmental Approval or Applicable Law which is so unusual or burdensome as in the foreseeable future could be reasonably expected to have a Material Adverse Effect. The Borrower and its Subsidiaries do not presently anticipate that future expenditures needed to meet the provisions of any statutes, orders, rules or regulations of a Governmental Authority will be so burdensome as to have a Material Adverse Effect.

         (p) FINANCIAL STATEMENTS. The (i) audited Consolidated balance sheets of the Borrower and its Subsidiaries as of September 30, 1996 and the related statements of income and retained earnings and cash flows for the Fiscal Years then ended and (ii) unaudited Consolidated balance sheet of the Borrower and its Subsidiaries as of June 28, 1997 and related unaudited interim statements of revenue and retained earnings, copies of which have been furnished to the Administrative Agent and each Lender, are complete and correct and fairly present the assets, liabilities and financial position of the Borrower and its Subsidiaries as at such dates, and the results of the operations and changes of financial position for the periods then ended. All such financial statements, including the related schedules and notes thereto, have been prepared in accordance with GAAP. The Borrower and its Subsidiaries have no Indebtedness, obligation or other unusual forward or long-term commitment which is not fairly reflected in the foregoing financial statements or in the notes thereto.

         (q) NO MATERIAL ADVERSE CHANGE. Since September 30, 1996, there has been no material adverse change in the properties, business, operations, prospects, or condition (financial or otherwise) of the Borrower and its Subsidiaries and no event has occurred or condition arisen that could reasonably be expected to have a Material Adverse Effect.

         (r) SOLVENCY. As of the Closing Date and after giving effect to each Extension of Credit made hereunder, the Borrower and each of its Subsidiaries will be Solvent.

         (s) TITLES TO PROPERTIES. Each of the Borrower and its Subsidiaries has such title to the real property owned by it as is necessary or desirable to the conduct of its business and valid and legal title to all of its material personal property and assets, including, but not limited to, those reflected on the balance sheets of the Borrower and its Subsidiaries delivered pursuant to
Section 5.01(o), except those which have been disposed of by the Borrower or its Subsidiaries subsequent to such date which dispositions have been in the ordinary course of business, of assets or properties no longer used or usable in the conduct of its business or as otherwise expressly permitted hereunder.

         (t) LIENS. None of the properties and assets of the Borrower or any Subsidiary thereof is subject to any Lien, except Liens permitted pursuant to
Section 9.02. No financing statement under the Uniform Commercial Code of any state which names the Borrower or any Subsidiary thereof or any of their respective trade names or divisions as debtor and which has not been terminated, has been filed in any state or other jurisdiction and neither the Borrower nor any Subsidiary thereof has signed any such financing statement or any security agreement authorizing any secured party thereunder to file any such financing statement, except to perfect those Liens permitted by Section 9.02 hereof.

         (u) INDEBTEDNESS AND CONTINGENT OBLIGATIONS. SCHEDULE 5.01(T) is a complete and correct listing of all Indebtedness and Contingent Obligations of the Borrower and its Subsidiaries in excess of $5,000,000.

         (v) LITIGATION. Except as set forth on SCHEDULE 5.01(U), there are no actions, suits or proceedings pending nor, to the knowledge of the Borrower, threatened against or in any other way relating adversely to or affecting the Borrower or any Subsidiary thereof or any of their respective properties in any court or before any arbitrator of any kind or before or by any Governmental Authority, except for actions, suits or proceedings that, if adversely determined, could, individually or in the aggregate, not reasonably be expected to result in a Material Adverse Effect.

         (w) ABSENCE OF DEFAULTS. No event has occurred or is continuing which constitutes a Default or an Event of Default, or which constitutes, or which with the passage of time or giving of notice or both would constitute, a default or event of default by the Borrower or any Subsidiary thereof under any judgment, decree or order by which the Borrower or its Subsidiaries or any of their respective properties may be bound or which would require the Borrower or its Subsidiaries to make any payment thereunder prior to the scheduled maturity date therefor.

         (x) DISTRIBUTION SUPPORT AGREEMENT. Attached hereto as EXHIBIT I is a true and correct copy of the Distribution Support Agreement. Except as set forth in EXHIBIT I, there have been no amendments to the Distribution Support Agreement and, to the best knowledge of the Borrower, no default or event of default, or event or condition which with notice or lapse of time or both would constitute such a default or event of default with respect to the parties thereto exists.

         (y) SENIOR NOTE AGREEMENT. Attached hereto as EXHIBIT J is a true and correct copy of the Senior Note Agreement. Except as set forth in EXHIBIT J, there have been no amendments to the Senior Note Agreement and no default or event of default, or event or condition which with notice or lapse of time or both would constitute such a default or event of default with respect to the Borrower exists.

         (z) ACCURACY AND COMPLETENESS OF INFORMATION. All written information, reports and other papers and data produced by or on behalf of the Borrower or any Subsidiary thereof and furnished to the Lenders were, at the time the same were so furnished, complete and correct in all material respects. No document furnished or written statement made to the Administrative Agent or the Lenders by the Borrower or any Subsidiary thereof in connection with the negotiation, preparation or execution of this Agreement or any of the Loan Documents contains or will contain any untrue statement of a fact material to the creditworthiness of the Borrower or its Subsidiaries or omits or will omit to state a fact necessary in order to make the statements contained therein not misleading. The Borrower is not aware of any facts which it has not disclosed in writing to the Administrative Agent having a Material Adverse Effect, or insofar as the Borrower can now foresee, could reasonably be expected to have a Material Adverse Effect.


         SECTION 5.02        SURVIVAL OF REPRESENTATIONS AND WARRANTIES, ETC .
                             -------------------------------------------------

              All representations and warranties set forth in this Article V and all representations and warranties contained in any certificate, or any of the Loan Documents (including but not limited to any such representation or warranty made in or in connection with any amendment thereto) shall constitute representations and warranties made under this Agreement. All representations and warranties made under this Agreement shall be made or deemed to be made at and as of the Closing Date, shall survive the Closing Date and shall not be waived by the execution and delivery of this Agreement, any investigation made by or on behalf of the Lenders or any borrowing hereunder.



         ARTICLE VI

FINANCIAL INFORMATION AND NOTICES

         Until all the Obligations have been finally and indefeasibly paid and satisfied in full and the Commitments terminated, unless consent has been obtained in the manner set forth in Section 12.11 hereof, the Borrower will furnish or cause to be furnished to the Administrative Agent and to the Lenders at their respective addresses as set forth on SCHEDULE 1, or such other office as may be designated by the Administrative Agent and Lenders from time to time:

         SECTION 6.01        FINANCIAL STATEMENTS.
                             ---------------------

         (a) QUARTERLY FINANCIAL STATEMENTS. As soon as practicable and in any event within fifty (50) days after the end of each of the first three fiscal quarters, an unaudited Consolidated balance sheet of the Borrower and its Subsidiaries as of the close of such fiscal quarter and unaudited Consolidated statements of income, retained earnings and cash flows for the fiscal quarter then ended and that portion of the Fiscal Year then ended, including the notes thereto, all in reasonable detail setting forth in comparative form the corresponding figures for the preceding Fiscal Year and prepared by the Borrower in accordance with GAAP and, if applicable, containing disclosure of the effect on the financial position or results of operations of any change in the application of accounting principles and practices during the period, and certified by the chief financial officer of the Borrower to present fairly in all material respects the financial condition of the Borrower and its Subsidiaries as of their respective dates and the results of operations of the Borrower and its Subsidiaries for the respective periods then ended, subject to normal year end adjustments.

         (b) ANNUAL FINANCIAL STATEMENTS. As soon as practicable and in any event within ninety-five (95) days after the end of each Fiscal Year, an audited Consolidated balance sheet of the Borrower and its Subsidiaries as of the close of such Fiscal Year and audited Consolidated statements of income, retained earnings and cash flows for the Fiscal Year then ended, including the notes thereto, all in reasonable detail setting forth in comparative form the corresponding figures for the preceding Fiscal Year and audited by Price Waterhouse LLP or other independent certified public accountants reasonably acceptable to the Administrative Agent in accordance with GAAP and, if applicable, containing disclosure of the effect on the financial position or results of operation of any change in the application of accounting principles and practices during the year, and accompanied by a report thereon by such certified public accountants that is not qualified with respect to scope limitations imposed by the Borrower or any of its Subsidiaries or with respect to accounting principles followed by the Borrower or any of its Subsidiaries not in accordance with GAAP.


         SECTION 6.02        OFFICER'S  COMPLIANCE  CERTIFICATE .
                             ------------------------------------

            At each time financial statements are delivered pursuant to Sections
6.01 (a)or (b), a certificate of the chief financial officer or the treasurer of the Borrower in the form of EXHIBIT E attached hereto (an "Officer's Compliance Certificate").


         SECTION 6.03        OTHER REPORTS.
                             --------------

         (a) Promptly upon receipt thereof, copies of all reports, if any, submitted to the Borrower or its Board of Directors by its independent public accountants in connection with their auditing function, including, without limitation, any management report and any management responses thereto;

         (b) promptly after the same become publicly available, copies of all periodic and other reports, proxy statements and other materials filed by the General Partner, the Parent, the Borrower or any Subsidiary with the Securities and Exchange Commission or any Governmental Authority succeeding to any of or all the functions of said Commission, or with any national securities exchange, or distributed to the holders of Common Unit, as the case may be;

         (c) concurrently with any delivery of any statement, report, certificate or other material under Section 5A of the Senior Note Agreement that has not otherwise been delivered to the Lenders, a copy of each such statement, report, certificate or other material, which shall in the case of officers' and accountants' certificates be addressed to the Lenders and provide the analogous information and certifications in respect of the Loan Documents; and

         (d) such other information regarding the operations, business affairs and financial condition of the Borrower or any of its Subsidiaries as the Administrative Agent or any Lender may reasonably request.


         SECTION 6.04        NOTICE OF  LITIGATION  AND OTHER MATTERS.
                             -----------------------------------------

             Prompt (but in no event later than ten (10)days after an officer of the Borrower obtains knowledge thereof) telephonic and written notice of:

         (a) the commencement of all proceedings and investigations by or before any Governmental Authority and all actions and proceedings in any court or before any arbitrator against or involving the Borrower or any Subsidiary thereof or any of their respective properties, assets or businesses, which, if adversely determined, could reasonably be expected to have a Material Adverse Effect;

         (b) any notice of any violation received by the Borrower or any Subsidiary thereof from any Governmental Authority including, without limitation, any notice of violation of Environmental and Safety Laws which in any such case could reasonably be expected to have a Material Adverse Effect;

         (c) any labor controversy that has resulted in a strike or other work action against the Borrower or any Subsidiary thereof that could reasonably be expected to have a Material Adverse Effect;

         (d) any attachment, judgment, lien, levy or order exceeding $10,000,000 that may be assessed against the Borrower or any Subsidiary thereof;

         (e) any Default, Event of Default or Senior Note Default or any event, known to the Borrower, which constitutes or which with the passage of time or giving of notice or both would constitute a default or event of default under the Distribution Support Agreement;

         (f) any  event  which  makes  any of the  representations  set forth in
Section 5.01 inaccurate in any respect; and

         (g) any other development that has resulted in, or could reasonably be expected to result in a Material Adverse Effect.


         SECTION 6.05        ACCURACY OF INFORMATION.
                             ------------------------

             All written information, reports, statements and other papers and data furnished by or on behalf of the Borrower to the Administrative Agent or any Lender (other than financial forecasts) whether pursuant to this Article VI or any other provision of this Agreement, or any of the Security Documents, shall be, at the time the same is so furnished, complete and correct in all material respects to the extent necessary to give the Administrative Agent or any Lender complete, true and accurate knowledge of the subject matter based on the Borrower's knowledge thereof.



         ARTICLE VII

AFFIRMATIVE COVENANTS

         Until all of the Obligations have been finally and indefeasibly paid and satisfied in full and the Commitments terminated, unless consent has been obtained in the manner provided for in Section 12.11, the Borrower will, and will cause each of its Subsidiaries to:


         SECTION 7.01        EXISTENCE; BUSINESSES AND PROPERTIES.
                             -------------------------------------

                  (i) Do or cause to be done all things necessary to preserve, renew and keep in full force and effect its legal existence and qualify and remain qualified as a foreign entity in each jurisdiction in which the failure to do so would have a Material Adverse Effect, except as otherwise permitted by Section 9.05.

                  (ii) Do or cause to be done all things necessary to preserve, renew and keep in full force and effect the rights, licenses, permits, franchises, authorizations, patents, copyrights, trademarks and trade names material to the conduct of its business; maintain and operate such business in substantially the manner in which it is presently conducted and operated; and at all times maintain and preserve all property material to the conduct of such business and keep such property in good repair, working order and condition and from time to time make, or cause to be made, all needed and proper repairs, renewals, additions, improvements and replacements thereto necessary in order that the business carried on in connection therewith may be properly conducted at all times.


         SECTION 7.02        INSURANCE.
                             ----------

             Keep its insurable properties adequately insured at all times by financially sound and reputable insurers; maintain such other insurance, to such extent and against such risks, including fire and other risks insured against by extended coverage, as is customary with similarly situated companies in the same or similar businesses, including public liability insurance against claims for personal injury or death or property damage occurring upon in, about or in connection with the use of any properties owned occupied or controlled by it and maintain such other insurance as may be required by Applicable Law; PROVIDED, HOWEVER, that nothing in this Section 7.02 shall preclude the Borrower or any Subsidiary from being self-insured to the extent customary with similarly situated companies in the same or similar businesses.



         SECTION 7.03        TAXES.
                             ------

             Pay and discharge promptly when due all taxes, assessments and governmental charges or levies imposed upon it or upon its income or profits or in respect of its property, before the same shall become delinquent or in default, as well as all lawful claims for labor, materials and supplies or otherwise which, if unpaid, would give rise to a Lien upon such properties or any part thereof; PROVIDED, HOWEVER, that such payment and discharge shall not be required with respect to any such tax, assessment, charge, levy or claim so long as the validity or amount thereof shall be contested in good faith by appropriate proceedings and adequate reserves in respect thereof shall be maintained in accordance with GAAP.


         SECTION 7.04        EMPLOYEE BENEFITS.
                             ------------------

              (i) Comply in all material respects with the applicable provisions of ERISA and the Code and (b) furnish to the Administrative Agent as soon as possible after, and in any event within 10 days after any Responsible Officer of the Borrower or any ERISA Affiliate knows or has reason to know that, any ERISA Event has occurred that, alone or together with any other ERISA Events that have occurred, could reasonably be expected to result in liability of the Borrower in an aggregate amount exceeding $5,000,000, a statement of a Financial Officer setting forth details as to such ERISA Event and the action, if any, that the Borrower proposes to take with respect thereto.

         SECTION 7.05        ACCESS TO PREMISES AND RECORDS; CONFIDENTIALITY.
                             ------------------------------------------------


              Maintain financial records in accordance with GAAP, and upon reasonable notice permit representatives of the Lenders to have access to such financial records and the premises of the Borrower or any Subsidiary at reasonable times and to make such excerpts from such records as such representatives deem necessary in connection with their evaluation of the Borrower's ability to repay the Loans or any Subsidiary's ability to perform its obligations under the Guarantee Agreement. Each Lender agrees to keep all information obtained by it pursuant to this Section 7.05 and all other non-public information delivered to it by the Borrower or any Subsidiary pursuant to this Agreement confidential except to the extent that (i) disclosure is made, subject to this confidentiality agreement, to Affiliates, officers, directors, employees, agents and representatives of such Lender or to the Administrative Agent or any other Lender,(ii) disclosure of such information is made pursuant to applicable law, regulations, subpoena, judicial process or the like or at the request of any regulatory authority to which it is subject or to its counsel or auditors or in any legal proceeding arising out of this Agreement, (iii) such information is or becomes publicly available other than by such Lender's breach of this Section 7.05, (iv) disclosure is made to an actual or prospective assignee or participant pursuant to Section 13.10 or (v) such information becomes available to such Lender from a third party which, by making such information available, has not, to such Lender's knowledge, breached any obligation of confidentiality it may owe.


         SECTION 7.06        COMPLIANCE WITH LAWS.
                             ---------------------

              Comply with all applicable laws, rules and regulations, and all orders of any Governmental Authority, applicable to it or any of its property, business, operations or transactions (including ERISA and all Environmental and Safety Laws), except where the failure so to comply could not reasonably be expected to result in a Material Adverse Effect, and provide prompt written notice to the Lenders following the receipt of any notice of any violation of any such laws, rules, regulations or orders from any Governmental Authority charged with enforcing the same where such violation could reasonably be expected to result in a Material Adverse Effect.


         SECTION 7.07        ADDITIONAL GUARANTORS.
                             ----------------------

              The Borrower agrees to notify the Administrative Agent if at any time the Borrower or any Subsidiary determines to acquire or form any Person which would upon such acquisition or formation constitute a Subsidiary and to cause any such newly acquired or formed Subsidiary to become a guarantor under the Guarantee Agreement by the execution of documentation reasonably satisfactory to the Administrative Agent immediately upon such acquisition or formation.

         SECTION 7.08        USE OF PROCEEDS.
                             ----------------

              Use the proceeds of the (a) Acquisition Loans solely to finance Permitted Business Acquisitions in an aggregate amount not to exceed $25,000,000, and (b) Revolving Credit Loans for working capital purposes, including general partnership requirements of the Borrower and its Subsidiaries and the payment of certain fees and expenses incurred in connection with the transactions, PROVIDED that no such proceeds may be used to fund any Restricted Payment other than proceeds of Revolving Credit Loans (i) made in any four-fiscal-quarter period in an aggregate principal amount not in excess of the lesser of (A) $29,300,000 and (B) two times the Minimum Quarterly Distribution in effect as of the Closing Date and (ii) used solely for the purpose of funding Restricted Payments to the Parent, the proceeds of each of which are in turn used by the Parent solely for the purpose of paying (A) all or a portion of any Minimum Quarterly Distribution and the related pro rata distribution to the General Partner that could not be paid out of Available Cash but for the making of such a Revolving Credit Loan or (B) reasonable expenses of the Parent which may be funded with a Restricted Payment pursuant to clause (b) of Section 9.06.


         SECTION 7.09        PARTNERSHIP DOCUMENTS.
                             ----------------------

              Perform and comply with, and cause each of the General Partner and the Parent to perform and comply in all material respects with all its obligations under each of the Partnership Documents to which it is a parry and enforce and cause each of the General Partner and the Parent to enforce, in all material respects, each such Partnership Document against each other party thereto.


         SECTION 7.10        COMPLIANCE WITH  ENVIRONMENTAL  AND SAFETY LAWS .
                             -------------------------------------------------

              Comply, and use reasonable efforts to cause all lessees and other Persons occupying its properties to comply, in all material respects with all Environmental and Safety Laws and environmental permits applicable to its operations and properties; obtain and renew all material environmental permits necessary for its operations and properties; and conduct any necessary remedial action in accordance with Environmental and Safety Laws; PROVIDED, however, that neither the Borrower nor any of the Subsidiaries shall be required to undertake any remedial action to the extent that its obligation to do so is being contested in good faith and by proper proceedings and appropriate reserves are being maintained under GAAP with respect to such circumstances.


         SECTION  7.11       PREPARATION OF ENVIRONMENTAL REPORTS.
                             -------------------------------------

              If a Default caused by reason of a breach of Sections  5.01(h)  or
7.10 shall have occurred and be continuing, at the request of the Required Lenders through the Administrative Agent, provide to Lenders within forty-five
(45) days after such request, at the expense of the Borrower, an environmental site assessment report for the properties which are the subject of such Default prepared by an environmental consulting firm acceptable to the Administrative Agent and consented to by the Borrower (which consent shall not be unreasonably withheld or delayed), indicating the presence or absence of hazardous materials and the estimated cost of any compliance or remedial action in connection with such properties.

         SECTION 7.12      CORPORATE IDENTITY.
                           -------------------

              Do or cause to be done (or refrain from doing or causing to be done, as the case may be) all things necessary to ensure that the separate legal identity of the Borrower will at all times be respected and that neither the Borrower nor any of the Subsidiaries will be liable for any obligations, contractual or otherwise, of the General Partner, the Parent or any other entity in which the General Partner or the Parent owns any equity interest, except as permitted under Section 9.06(b)or Section 9.07. Without limiting the foregoing, the Borrower will (a) observe, and cause the General Partner and the Parent to observe, all requirements, procedures and formalities necessary or advisable in order that the Borrower will for all purposes be considered a validly existing partnership separate and distinct from the General Partner, the Parent and their other subsidiaries, (b) not permit any commingling of the assets of the General Partner, the Parent or any of their other subsidiaries with assets of the Borrower or any Subsidiary which would prevent the assets of the General
Partner, the Parent or any of their subsidiaries from being readily distinguished from the assets of the Borrower and the Subsidiaries and (c) take reasonable and customary actions to ensure that creditors of the General Partner, the Parent and their other subsidiaries are aware that each such Person is an entity separate and distinct from the Borrower and the Subsidiaries.


         SECTION 7.13       FEDERAL  RESERVE  REGULATIONS.
                            ------------------------------

              In the event the Borrower or any Subsidiary shall use any proceeds of Loans to acquire or carry any Margin Stock, the Borrower will not at any time thereafter permit more than 25% of the value of the assets of the Borrower and the Subsidiaries subject to the provisions of Section 9.02 or 9.05 to be Margin Stock.


         SECTION 7.14        AVAILABLE CASH RESERVES.
                             ------------------------

              The Borrower will maintain an amount of cash reserves that is necessary or appropriate in the reasonable discretion of the Board of Supervisors of the Borrower to (i)provide for the proper conduct of the business of the Borrower and the Subsidiaries (including reserves for future capital expenditures) subsequent to such quarter, (ii) comply with applicable law or any loan agreement (including, but not limited to, this Agreement), security agreement, mortgage, debt instrument or other agreement or obligation to which the Borrower or any, Subsidiary is a party or by which it is bound or its assets are subject and (iii) provide funds for distributions to partners of the Parent and the General Partner in respect of any one or more of the next four quarters; PROVIDED that the Board of Supervisors need not establish cash reserves pursuant to clause (iii) if the effect of such reserves would be that the Parent is unable to distribute the Minimum Quarterly Distribution on the Common Units with respect to such quarter; and PROVIDED, FURTHER, that disbursements made or cash reserves established, increased or reduced after the end of any quarter but on or before the date of determination of Available Cash with respect to such quarter shall be deemed to have been made, established, increased or reduced for purposes of determining Available Cash, within such quarter if the Board of Supervisors of the Company so determines. In addition, without limitation or duplication of the foregoing, Available Cash for any fiscal quarter shall reflect an amount of cash reserves equal to the reserves required pursuant to the last sentence of the definition of "Available Cash".


         SECTION 7.15        FURTHER ASSURANCES.
                             -------------------

              Make, execute and deliver all such additional and further acts, things, deeds and instruments as the Administrative Agent or any Lender may reasonably require to document and consummate the transactions contemplated hereby and to vest completely in and insure the Administrative Agent and the Lenders their respective rights under this Agreement, the Notes and the other Loan Documents.

         SECTION 7.16        YEAR 2000 COMPATIBILITY.
                             ------------------------

              Take  all   action   reasonably  necessary   to  ensure  that  the
computer-based systems of the Borrower and its Subsidiaries are able to operate and process effectively data that includes dates on and after January 1, 2000.


         SECTION  7.17       COMMODITY HEDGING POLICY.
                             -------------------------

              Deliver to the Administrative Agent, for the review and written approval of the Required Lenders (which approval shall not be unreasonably withheld), the Borrower's written commodity hedging policy. The Borrower shall not amend such commodity hedging policy in any manner that increases the risk exposure of the Borrower (including, without limitation, any increase of the limits thereunder) without the prior written consent of the Required Lenders, which consent shall not be unreasonably withheld.



         ARTICLE VIII

FINANCIAL COVENANTS

         Until all of the Obligations have been finally and indefeasibly paid and satisfied in full and the Commitments terminated, unless consent has been obtained in the manner set forth in Section 12.11 hereof, the Borrower and its Subsidiaries on a Consolidated basis will not:


         SECTION  8.01       INTEREST  COVERAGE  RATIO.
                             --------------------------

             Permit the ratio of EBITDA to Interest Expense as of the end of any fiscal quarter for the four-quarter-period ending as of such date to be less than 2.50 to 1.00.


         SECTION 8.02        LEVERAGE  RATIO.
                             ----------------

              Permit the Leverage Ratio as of the end of any fiscal quarter to be greater than 5.25 to 1.00.


         SECTION 8.03        ADJUSTED CONSOLIDATED NET WORTH.
                             --------------------------------

              Permit Adjusted Consolidated Net Worth at any time to be less than $125,000,000.



         ARTICLE IX

NEGATIVE COVENANTS

         The Borrower covenants and agrees with each Lender that, from and after the Closing Date so long as this Agreement shall remain in effect and until the Commitments have been terminated and the principal of and interest on each Loan, all Fees and all other expenses or amounts payable under any Loan Document have been paid in full, unless the Required Lenders shall otherwise consent in writing, the Borrower will not, and will not cause or permit any of the Subsidiaries to:

         SECTION 9.01        INDEBTEDNESS.
                             -------------


              Incur, create, assume or permit to exist any Indebtedness, except:

         (a) Indebtedness for borrowed money existing on the date hereof in an aggregate principal amountnot in excess of $100,000;

         (b) Indebtedness created hereunder and under the other Loan Documents;

         (c) in the case of the Guarantors, the Guarantees under the Guarantee Agreement and the Senior Note Agreement;

         (d) in the case of the Borrower, the Senior Notes and Refinancing Notes in an aggregate principal amount not in excess of the aggregate principal amount of the Senior Notes redeemed using the net proceeds of such Refinancing Notes; PROVIDED that, notwithstanding anything to the contrary in this Agreement or any other Loan Document, no Refinancing Notes shall be issued (and no Indebtedness shall be incurred under any Refinancing Note Agreement) unless: (i) concurrently with the issuance of any Refinancing Notes, Senior Notes in a principal amount equal to the principal amount of such Refinancing Notes shall have been redeemed and canceled, at a price not in excess of 100% of the principal amount thereof (plus any premium in respect of such redemption to the extent paid with the proceeds of the contemporaneous issuance of Common Units of the Parent), (ii) the terms of the Refinancing Notes and the Refinancing Note Agreement shall be reasonably satisfactory to the Required Lenders (PROVIDED, HOWEVER, that the terms of the Refinancing Notes and the Refinancing Note Agreement shall be deemed to be satisfactory to the Required Lenders if the Refinancing Notes are issued with substantially the same terms as the Senior Notes (other than any changes thereto that are not adverse in any respect to the interests of the Lenders)), (iii) the interest rate of the Refinancing Notes shall be a fixed, non-increasing interest rate per annum not in excess of the rate payable in respect of the Senior Notes, payable on a principal amount of the Refinancing Notes not in excess of the gross proceeds of the sale thereof and interest on the Refinancing Notes shall be payable not more frequently than interest is payable on the Senior Notes and (iv) the Refinancing Notes shall mature not earlier than the maturity date of the Senior Notes and shall not have a shorter weighted average maturity than the Senior Notes;

         (e) Indebtedness of the Borrower to the General Partner or an Affiliate of the General Partner that is subordinated to the Obligations on terms satisfactory to the Required Lenders and otherwise on terms satisfactory in all respects to the Required Lenders;

         (f) Indebtedness of the Borrower or any Wholly-Owned Subsidiary to any Subsidiary or the Borrower,as the case may be;

         (g) Indebtedness of the Borrower and the Subsidiaries owed to any Person providing worker's compensation, health, disability or other employee benefits or property, casualty or liability insurance to the Borrower or any Subsidiary, pursuant to reimbursement or indemnification obligations to such Person;

         (h)  Indebtedness  of the  Borrower or the  Subsidiaries  in respect of performance bonds, bid bonds, appeal bonds, surety bonds and similar obligations, in each case provided in the ordinary course of business, including those incurred to secure health, safety and environmental obligations in the ordinary course of business, and any extension, renewal or refinancing thereof to the extent not provided to secure the repayment of other Indebtedness and to the extent that the amount of refinancing Indebtedness is not greater than the amount of Indebtedness being refinanced;

         (i) Indebtedness arising from the honoring by a bank or other financial institution of a check, draft or similar instrument drawn against insufficient funds in the ordinary course of business; PROVIDED that such Indebtedness is extinguished within two Business Days of its incurrence;

         (j) Indebtedness of a Subsidiary acquired after the date hereof and Indebtedness of a corporation merged or consolidated with or into the Borrower or any Subsidiary after the date hereof, which Indebtedness in each case exists at the time of such acquisition, merger, consolidation or conversion into a Subsidiary and is not created in contemplation of such event and where such acquisition, merger or consolidation is otherwise permitted by this Agreement; PROVIDED that the aggregate principal amount of Indebtedness under this paragraph (j) shall not at any time exceed $5,000,000;

         (k) Indebtedness incurred, issued or assumed by the Borrower (i) to finance the acquisitions, improvements or repairs (to the extent such improvements and repairs may be capitalized on the books of the Borrower in accordance with GAAP) of, or additions to, the property and assets of the Borrower, or (ii) to replace, extend, renew, refund or refinance any such Indebtedness; PROVIDED that:

                  (i) the aggregate principal amount of Indebtedness incurred in connection with any such replacement, extension, renewal, refunding or refinancing shall not exceed the outstanding principal amount of Indebtedness so replaced, extended, renewed, refunded or refinanced;

                  (ii) the aggregate principal amount of Indebtedness incurred under this clause (k) and outstanding at any time shall not exceed (A) $25,000,000 plus (B) an amount equal to the aggregate net proceeds received by the Borrower as consideration for the issuance by the
         Borrower of additional partnership interests or as a capital contribution in each case for the purpose of financing such acquisitions, improvements, repairs or additions less (C) any amount of excess proceeds used to permanently reduce the Commitments pursuant to
         Section 2.06(a);

                  (iii) such Indebtedness is secured by a Lien on the property or assets so acquired, improved or repaired and does not include a negative pledge on any other assets of the Borrower or its Subsidiaries;

         (l) obligations described under clause (j) of the definition of "Indebtedness" in an aggregate stated amount at any time outstanding, not in excess of $5,000,000;

         (m) obligations under Commodity Hedging Agreements respecting actual volumes of propane inventory of the Borrower incurred as follows: (i) in accordance with the Borrower's commodity hedging policy, upon approval of such policy in accordance with in Section 7.17 and (ii) until such commodity hedging policy has been approved as set forth in Section 7.17, in the ordinary course of business, on a non-speculative basis and in a manner consistent with the Borrower's past practices; and

         (n) other unsecured Indebtedness of the Borrower in an aggregate principal amount at any time outstanding not in excess of $5,000,000; PROVIDED, HOWEVER, that no Indebtedness may be incurred, created, assumed or permitted to exist if such insurance, creation, assumption or existence would violate the provisions of the Senior Note Agreement or any Refinancing Note Agreement at the time in effect.


         SECTION 9.02        LIENS.
                             ------

              Create, incur, assume or permit to exist any Lien on any property or assets (including stock or other securities of any Person, including any Subsidiary) now owned or hereafter acquired by it or any income or revenues or rights in respect or any thereof, or sell or transfer any account receivable or any right in respect thereof, except:

         (a) Liens on property or assets of the Borrower existing on the date hereof and set forth in SCHEDULE 9.02; PROVIDED that such Liens shall secure only those obligations that they secure on the date hereof and shall not apply to any other property or assets of the Borrower or any Subsidiary;

         (b) any Lien  arising  as a result  of a  transaction  permitted  under
Section 9.05(e).

         (c) any Lien existing on any property or asset of the Borrower or any Subsidiary prior to the acquisition thereof by the Borrower or any Subsidiary securing Indebtedness permitted by Section 9.01(j); provided that (i) such Lien is not created in contemplation of or in connection with such acquisition and
(ii) such Lien does not apply to any other property or asset of the Borrower or any Subsidiary;

         (d) Liens (other than any Lien imposed by ERISA) incurred and pledges and deposits made in the ordinary course of business in connection with workers' compensation, unemployment insurance, old-age pensions, retiree health benefits and other social security benefits and deposits securing liability to insurance carriers under insurance or self-insurance arrangements in respect of such obligations;

         (e) Liens securing the performance of bids, tenders, leases, contracts (other than for the repayment of borrowed money), statutory obligations surety, customs and appeal bonds and other obligations of a like nature, incurred as an incident to and in the ordinary course of business;

         (f) Liens imposed by law, such as carriers', warehousemen's, mechanics', materialmen's and vendors' liens, incurred in good faith in the ordinary course of business and securing obligations which are not yet due or which are being contested in good faith by appropriate proceedings as to which the Borrower or a Subsidiary, as the case may be, shall have, to the extent required by GAAP, set aside on its books adequate reserves,

         (g) Liens securing the payment of taxes, assessments and governmental charges or levies, either (i) not delinquent or (ii) being contested in good faith by appropriate legal or administrative proceedings and as to which the Borrower or a Subsidiary, as the case may be, shall have, to the extent required by GAAP, set aside on its books adequate reserves;

         (h) zoning restrictions, easements, licenses, reservations, provisions, covenants, conditions, waivers, restrictions on the use of property or irregularities of title (and with respect to leasehold interests, mortgages, obligations, liens and other encumbrances incurred, created, assumed or permitted to exist and arising by, through or under a landlord or owner of the leased property, with or without consent of the lessee) which do not in the aggregate materially detract from the value of its property or assets or materially impair the use thereof in the operation of its business;

         (i) Liens on the property or assets of any Subsidiary in favor of the Borrower or any other Wholly-Owned Subsidiary;

         (j) extensions, renewals and replacements of Liens referred to in paragraphs (a) through (i) of this Section 9.02; PROVIDED that any such extension, renewal or replacement Lien shall be limited to the property or assets (or improvements thereon) covered by the Lien extended, renewed or replaced and that the obligations secured by any such extension, renewal or replacement Lien shall be in an amount not greater than the amount of the obligations secured by the Lien extended, renewed or replaced;

         (k) attachment or judgment Liens not giving rise to an Event of Default and which are being contested in good faith by appropriate proceedings;

         (l) leases or subleases of equipment to customers that do not materially interfere with the conduct of the business of the Borrower and its Subsidiaries taken as a whole;

         (m) Liens consisting of interests of lessors under capital leases permitted hereunder;

         (n) any Lien created to secure all or any part of the purchase price, or to secure Indebtedness incurred or assumed to pay all or any part of the purchase price or cost of construction, of property acquired or constructed by the Borrower or a Subsidiary after the date hereof; PROVIDED, that (i) any such Lien shall be confined solely to the item or items of such property (or improvement therein) so acquired or constructed and, if required by the terms of the instrument creating such Lien, other property (or improvement thereon) which is an improvement to such acquired or constructed property, (ii) any such Lien shall be created contemporaneously with, or within ten (10) Business Days after, the acquisition or construction of such property, and (iii) such Lien does not exceed an amount equal to 85% (100% in the case of Capital Leases) of the fair market value of such assets (as determined in good faith by the Board of Supervisors of the Borrower) at the time of acquisition thereof;

         (o) Liens securing Indebtedness permitted by Section 9.01(k); and

         (p) Liens securing Indebtedness (including interests of lessors under Capital Leases) permitted by Section 9.01, so long as immediately after giving effect thereto, the aggregate amount of the Indebtedness secured by such Liens shall not exceed 2.5% of Total Assets (as defined in the Senior Note Agreement).

Notwithstanding the foregoing, the Borrower will not, and will not permit any Subsidiary to, create, assume or incur any Lien upon or with respect to any of its proprietary software developed by or on behalf of the Borrower or its Affiliates and necessary and useful for the conduct of the Business.


         SECTION 9.03        SALE AND LEASE-BACK TRANSACTIONS.
                             ---------------------------------

             Enter into any arrangement, directly or indirectly, with any Person whereby it shall sell or transfer any property, real or personal used or useful in its business, whether now owned or hereafter acquired, and thereafter rent or lease such property or other property which it intends to use for substantially the same purpose or purposes as the property being sold or transferred, in an aggregate amount not to exceed $25,000,000; PROVIDED that the Designated Net Proceeds thereof shall be applied as a prepayment of the Acquisition Loans and/or reduction of the Aggregate Acquisition Commitment as required pursuant to
Section  2.04(f) and 2.06(b).


         SECTION  9.04       INVESTMENTS, LOANS AND ADVANCES.
                             --------------------------------

              Directly or indirectly purchase or own any stock, obligations or securities of, or any other interest in, or make any capital contribution to, any Person, or make or permit to remain outstanding any loan or advance to, or guarantee, endorse or otherwise be or become contingently liable, directly or indirectly, in connection with the obligations of any Person, or make any other Investment, except:

                  (a) Investments (i) arising out of loans and advances to employees incurred in the ordinary course of business, (ii) arising out of extensions of trade credit or advances to third parties in the ordinary course of business and (iii) acquired by reason of the exercise of customary creditors' rights upon default or pursuant to the bankruptcy, insolvency or reorganization of a debtor;

                  (b) Guarantees that constitute Indebtedness to the extent permitted by Sections 8.02, 8.03 and 9.01 and other Guarantees that are not Guarantees of Indebtedness and are undertaken in the ordinary course of business;

                  (c)  Investments in (collectively, "Cash Equivalents")

                           (i) marketable  obligations issued or unconditionally
                  guaranteed by the United States of America, or issued by any agency thereof and backed by the full faith and credit of the United States of America, in each case maturing within one year or less from the date of acquisition thereof;

                           (ii) marketable  direct  obligations  issued  by  any
                  state of the United States of America or any political subdivision of any such state or any public instrumentality thereof maturing within one year from the date of acquisition thereof and having as at such date the highest rating obtainable from either Standard & Poor's Rating Group or Moody's Investors Service, Inc.;

                           (iii) commercial paper maturing no more than 270 days
                  from the date of creation thereof and having as at the date of acquisition thereof one of the two highest ratings obtainable from either Standard & Poor's Rating Group or Moody's Investors Service, Inc.;

                           (iv) certificates of deposit maturing one year or less from the date of acquisition thereof issued by commercial banks incorporated under the laws of the United States of America or any state thereof or the District of Columbia or Canada or issued by the United States branch of any commercial bank organized under the laws of any country in Western Europe or Japan, with capital and stockholders' equity of at least $500,000,000 (or the equivalent in the currency of such country), (A) the commercial paper or other short term unsecured debt obligations of which are as at such date rated either A-2 or better (or comparably if the rating system is changed) by Standard & Poor's Rating Group or Prime-2 or better (or comparably if the rating system is changed) by Moody's Investors Service, Inc. or (B) the long-term debt obligations of which are as at such date rated either A or better (or comparably if the rating system is changed) by Standard & Poor's Rating Group or A-2 or better (or comparably if the rating system is changed) by Moody's Investors Service, Inc. ("Permitted Banks");

                           (v) Eurodollar time deposits having a maturity of less than 270 days from the date of acquisition thereof purchased directly from any Permitted Bank;

                           (vi) bankers' acceptances eligible for rediscount under requirements of The Board of Governors of the Federal Reserve System and accepted by Permitted Banks;

                           (vii) to the extent  permitted  under the Senior Note
                  Agreement, money market funds having assets of not less than $500,000,000; and

                           (viii)  obligations  of the type described in clauses
                  (i), (ii), (iii), (iv) or (v) above purchased from a securities dealer designated as a "primary dealer" by the Federal Reserve Bank of New York or from a Permitted Bank as counterparty to a written repurchase agreement obligating such counterparty to repurchase such obligations not later than 14 days after the purchase thereof and which provides that the obligations which are the subject thereof are held for the benefit of the Borrower or a Subsidiary by a custodian which is a Permitted Bank and which is not a counterparty to the repurchase agreement in question;

         (d) liabilities with respect to any Hedging Agreements or Commodities Hedging Agreements;

         (e) investments made by a Subsidiary in the Borrower; and

         (f) the investment existing on the Closing Date of the Borrower in The Dixie Pipeline Company (a Delaware corporation).


         SECTION  9.05       MERGERS, CONSOLIDATIONS, SALES OF ASSETS AND
                             ACQUISITIONS.
                             --------------------------------------------

              Merge into or consolidate with any other Person, or permit any other Person to merge into or consolidate with it, or sell, transfer, lease or otherwise dispose of (in one transaction or in a series of transactions) all or any substantial part of its assets (whether now owned or hereafter acquired), or purchase, lease or otherwise acquire (in one transaction or a series of transactions) all or any substantial part of the assets of, or any division or line of business of, any other Person, except that this Section 9.05 shall not prohibit;

         (a) the purchase and sale of inventory in the ordinary course of business by the Borrower or any Subsidiary or the acquisition of facilities and equipment in the ordinary course of business;

         (b) if at the time thereof and immediately after giving effect thereto no Event of Default or Default shall have occurred and be continuing (i) the merger of any Subsidiary into the Borrower in a transaction in which the Borrower is the surviving Person, or the merger or consolidation of any Subsidiary with and into any other Wholly-Owned domestic Subsidiary, in each case in a transaction in which no Person other than the Borrower or a Subsidiary receives any consideration; and (ii) the merger of any other Person with and into the Borrower or a Subsidiary if the Borrower or such Subsidiary is the surviving entity and after giving effect to such transaction (A) the Consolidated Net Worth of the Borrower and the Subsidiaries shall be not less than the Consolidated Net Worth of the Borrower and its Subsidiaries immediate, prior to such transaction, (B) substantially all the assets and business of the Borrower and the Subsidiaries shall be located in the United States and (C) the Borrower and the Subsidiaries shall be in compliance, on a pro forma basis after giving effect to such transaction, with the covenants contained in Article VIII recomputed as of the last day of the most recently ended fiscal quarter of the Borrower and the Subsidiaries as if such transaction had occurred on the first day of each relevant period for testing such compliance, and the Borrower shall have delivered to the Administrative Agent an officer's certificate to such effect, together with all relevant financial information and calculations demonstrating such compliance;

         (c) Permitted Business  Acquisitions and other investments permitted by
 Section 9.04;

         (d) sales, leases or other dispositions of equipment or real property of the Borrower or the Subsidiaries determined by the Board of Supervisors of the Borrower or senior management of the Borrower to be no longer useful or necessary in the operation of the business of the Borrower or the Subsidiaries; PROVIDED that the Designated Net Proceeds shall be applied as a prepayment of the Acquisition Loans and/or reduction of the Aggregate Acquisition Commitment as required pursuant to Section 2.04(f) and Section 2.06(b); and

         (e) sales,  leases or other  dispositions of property for consideration
(i) at least 80% of which consists of cash and the remainder of which consists of investments permitted under Section 9.04 or (ii) consisting of cash and one or more Permitted Business Acquisitions which the Board of Supervisors of the Borrower shall have determined, as evidenced by a resolution thereof, have in the aggregate a fair market value not less than the fair market value of the property being sold, leased or otherwise disposed of; PROVIDED that the Designated Net Proceeds shall be applied as a prepayment of the Acquisition Loans and/or reduction of the Aggregate Acquisition Commitment as required pursuant to Section 2.04(f) and Section 2.06(b); PROVIDED, FURTHER, that (i) no issuance of the Capital Stock (or of any warrant, right or option to purchase or otherwise acquire any such Capital Stock or any security convertible into or exchangeable for any such Capital Stock) of any Subsidiary may be made to any Person other than the Borrower or a Wholly-Owned domestic Subsidiary except for the purpose of qualifying directors or in satisfaction of pre-emptive rights of holders of minority interests which are triggered by an issuance of Capital Stock to the Borrower or any Wholly-Owned domestic Subsidiary and (ii) no sale may be made of the Capital Stock (or of any warrant, right or option to purchase or otherwise acquire any such Capital Stock or any security convertible into or exchangeable for any such Capital Stock) of any Subsidiary except in connection with a sale, transfer or other disposition in which (i) simultaneously with such sale, transfer or disposition, all the Capital Stock and Indebtedness of such Subsidiary at the time owned by the Borrower and any other Subsidiary shall be sold, transferred or disposed of as an entirety; (ii) in the case of any such transaction involving value of $1,000,000 or more, the Board of Supervisors of the Borrower shall have determined, as evidenced by a resolution thereof, that the proposed sale, transfer or disposition of such Capital Stock and Indebtedness is in the best interests of the Borrower; (iii) such Capital Stock and Indebtedness are sold, transferred or otherwise disposed of to a Person for cash or other consideration that would constitute an investment permitted under
Section 9.04 and, in the case of any such transaction involving value of $1,000,000 or more, on terms reasonably determined by the Board of Supervisors of the Borrower to be adequate and satisfactory; (iv) the Subsidiary being disposed of shall not have any continuing investment in the Borrower or any other Subsidiary not being simultaneously disposed of; and (v) such sale, transfer or other disposition shall not otherwise be prohibited by this Agreement.


         SECTION 9.06        RESTRICTED PAYMENTS.
                             --------------------

              The Borrower will not directly or indirectly declare, order, pay, make or set apart any sum for any Restricted Payment, except that (a) the Borrower may declare or order, and make, pay or set apart, once during each fiscal quarter, a Restricted Payment in an amount not exceeding the sum of an amount to be distributed by the Parent to its partners (including with respect to Additional Partnership Units) promptly upon receipt from the Borrower plus an amount equal to the proportionate distribution from the Borrower to the General Partner in respect of such distribution, and (b) the Borrower may declare or order, and make, pay or set apart, Restricted Payments to the General Partner and the Parent to fund the payment by them of tax liabilities, legal, accounting and other professional fees and expenses, compensation, fees and expenses of the Elected Supervisors of the Parent (as defined in the Agreement of Limited of Partnership of the Parent) and indemnification of and contribution to all Persons entitled to indemnification or contribution under Section 7.13 of the Agreement of Limited Partnership of the Parent (as in effect on the Closing
Date), any fees and expenses associated with registration statements filed with the Securities and Exchange Commission and subsequent ongoing public reporting requirements, and other liabilities, obligations or costs of the General Partner or the Parent in each case to the extent actually incurred by the General
Partner or the Parent, as applicable, in connection with, arising from, or relating to the Business or the Parent's ownership of Capital Stock of the Borrower and the Subsidiaries; PROVIDED that (i) the aggregate amount of Restricted Payments declared or ordered, or made, paid, or set apart in any fiscal quarter shall not exceed Available Cash for the immediately preceding fiscal quarter and (ii) no Default or Event of Default then exists and is continuing, or would be caused by such Restricted Payment, and the Borrower and it Subsidiaries shall be in compliance, on a PRO FORMA basis, with the covenants contained in Article VIII recomputed as of the last day of the most recently ended fiscal quarter of the Borrower and the Subsidiaries as if such action had occurred on the first day of each relevant period for testing such compliance, and the Borrower shall have delivered to the Administrative Agent an officer's certificate to such effect, together with all relevant financial information and calculations demonstrating such compliance. The Borrower will comply with the reserve provisions required under the definition of Available Cash. The Borrower will not, in any event, directly or indirectly declare, order, pay or make any Restricted Payment except in cash. The Borrower will not permit any Subsidiary to declare, order, pay or make any Restricted Payment or to set apart any sum or property for any such purpose other than to (i) the Borrower or any Wholly-Owned Subsidiary and (ii) so long as no Default or Event of Default shall have occurred and be continuing or would be caused thereby, all holders of Capital Stock of or other equity interests in such Subsidiary on a pro rata basis.


         SECTION 9.07        TRANSACTIONS WITH AFFILIATES.
                             -----------------------------

              Sell or transfer any assets to, or purchase or acquire any  assets from, or otherwise engage in any material transaction with, any Affiliate except upon fair and reasonable terms no less favorable to the Borrower or any Subsidiary than those that would prevail in an arm's-length transaction with a Person which was not an Affiliate and in a transaction entered into in the ordinary course of business and pursuant to the reasonable requirements at the time of the Borrower or such Subsidiary; PROVIDED that this Section 9.07 shall not apply to (a) Restricted Payments permitted under Section 9.06, (b) indemnification of and contribution to all Persons entitled to indemnification or contribution under Section 7.13 of the Agreement of Limited Partnership of the Borrower (as in effect on the Closing Date) to the extent such indemnification or contribution arises from business or activities in connection with the Business (including securities issuances in connection with funding the Business) or (c) transactions between the Borrower and any Wholly-Owned domestic Subsidiary, or between Wholly-Owned domestic Subsidiaries or between Wholly-Owned foreign Subsidiaries.

         SECTION 9.08        BUSINESS OF BORROWER AND SUBSIDIARIES.
                             --------------------------------------

              Engage at any time in any business or business activity other than the business currently conducted by it and business activities reasonably incidental thereto, except to the extent resulting from any acquisition permitted under Section 9.04(g).


         SECTION 9.09      MATERIAL AGREEMENTS; TAX STATUS.
                           --------------------------------

         (a) (i) Directly or indirectly, make any payment, retirement, repurchase or redemption on account of the principal of or directly or indirectly prepay or defease any Indebtedness prior to the stated maturity date of such Indebtedness (other than Indebtedness under the Loan Documents, Senior Notes redeemed with the proceeds of Refinancing Notes or as required under
Section 4C of the Senior Note Agreement as in effect on the Closing Date or any analogous provision under any Refinancing Note Agreement to the extent there is no increase in the amount required to be redeemed), (ii) make any payment or prepayment of any such Indebtedness that would violate the terms of this Agreement or of such Indebtedness, any agreement or document evidencing, related to or securing the payment or performance of such Indebtedness or any subordination agreement or provision applicable to such Indebtedness or (iii) pay in cash any amount in respect of any Indebtedness that may at the Borrower's option be paid in kind.

         (b) Amend or modify in any manner adverse to the Lenders, or grant any waiver or release under (if such action shall be adverse to the Lenders), the Distribution Support Agreement, any Partnership Document, the Senior Notes, the Senior Note Agreement, any Refinancing Notes or any Refinancing Note Agreement or terminate in any manner any Partnership Document, it being understood, without limitation, that no modification that reduces principal, interest or fees, premiums, make-wholes or penalty charges, or extends any scheduled or mandatory payment, prepayment or redemption of principal or interest, or makes less restrictive any agreement or waives any condition precedent or default, or entails the incurrence of additional Indebtedness by the Borrower under the Senior Notes, the Senior Note Agreement, any Refinancing Notes or any Refinancing Note Agreement shall be adverse to the Lenders for purposes of this Agreement; PROVIDED, that with respect to the incurrence of additional Indebtedness, subsequent to such additional Indebtedness, the Borrower shall remain in compliance with Sections 8.01, 8.02, 8.03 and 9.11 hereof and such additional Indebtedness shall be on terms and conditions no more restrictive than the terms and conditions contained in the Senior Note Agreement.

         (c) Permit any Subsidiary to enter into any agreement or instrument that by its terms restricts the payment of dividends or the making of cash advances by such Subsidiary to the Borrower or any Subsidiary that is a direct or indirect parent of such Subsidiary, other than those set forth in the Loan Documents.

         (d) Permit the Parent or the Borrower to be treated as an association taxable as a corporation or otherwise to be taxed as an entity for Federal income tax purposes.


         SECTION 9.10        LEASE OBLIGATIONS.
                             ------------------

              Permit the aggregate obligations that are due and payable during any fiscal year of the Borrower and the Subsidiaries under leases (other than obligations under Capital Leases) to exceed $30,000,000 during such fiscal year.


         SECTION 9.11       PRIORITY INDEBTEDNESS.
                            ----------------------

              The Borrower will not permit Priority Indebtedness (as defined in the Senior Note Agreement) at any time to exceed 25% of Consolidated Net Worth (as defined in the Senior Note Agreement).


         SECTION  9.12       CERTAIN ACCOUNTING CHANGES.
                             ---------------------------

              Change its Fiscal Year end, or make any change in its accounting treatment and reporting practices except as required by GAAP.


         SECTION 9.13        RESTRICTIVE AGREEMENTS.
                             -----------------------

              Enter   into   any   Indebtedness  which  contains  any  covenants
(including, without limitation, a negative pledge on assets) more restrictive than the provisions of Articles VII, VIII and IX hereof.

         ARTICLE X

DEFAULT AND REMEDIES


         SECTION 10.01       EVENTS OF DEFAULT.
                             ------------------

     Each of the following shall constitute an Event of Default, whatever the reason for such event and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment or order of any court or any order, rule or regulation of any Governmental Authority or otherwise:


         (a) DEFAULT IN PAYMENT OF PRINCIPAL OF LOANS. The Borrower shall default in any payment of principal of any Loan or Note when and as due (whether at maturity, by reason of acceleration or otherwise).

         (b) OTHER PAYMENT DEFAULT. The Borrower shall default in the payment when and as due (whether at maturity, by reason of acceleration or otherwise) of interest on any Loan or Note or the payment of any other Obligation, and such default shall continue unremedied for three (3) Business Days.

         (c) MISREPRESENTATION. Any representation or warranty made or deemed to be made by the Borrower or any of its Subsidiaries under this Agreement, any Loan Document or any amendment hereto or thereto, shall prove to have been incorrect or misleading in any material respect when made or deemed made.

         (d) DEFAULT IN PERFORMANCE OF CERTAIN COVENANTS. The Borrower shall default in the performance or observance of any covenant or agreement contained in Section 6.04(e) or Articles VIII or IX of this Agreement.

         (e) DEFAULT IN PERFORMANCE OF OTHER COVENANTS AND CONDITIONS. The Borrower or any Subsidiary thereof shall default in the performance or observance of any term, covenant, condition or agreement contained in this Agreement (other than as specifically provided for otherwise in this Section 10.01) or any other Loan Document and such default shall continue for a period of thirty (30) days after written notice thereof has been given to the Borrower by the Administrative Agent.

         (f) INDEBTEDNESS CROSS-DEFAULT. The Borrower or any of its Subsidiaries shall (i) default in the payment of any Indebtedness (other than that evidenced by the Notes; but including, without limitation, the Indebtedness evidenced by the Senior Notes or any Refinancing Notes) the aggregate outstanding amount of which Indebtedness is in excess of $10,000,000 beyond the period of grace if any, provided in the instrument or agreement under which such Indebtedness was created, or (ii) default in the observance or performance of any other agreement or condition relating to any Indebtedness (other than that evidenced by the Notes; but including, without limitation, the Indebtedness evidenced by the Senior Notes or any Refinancing Notes) the aggregate outstanding amount of which Indebtedness is in excess of $10,000,000 or contained in any instrument or agreement evidencing, securing or relating thereto or any other event shall occur or condition exist, the effect of which default or other event or condition is to cause, or to permit the holder or holders of such Indebtedness (or a trustee or agent on behalf of such holder or holders) to cause, with the giving of notice if required, any such Indebtedness to become due prior to its stated maturity (any applicable grace period having expired).

         (g) OTHER CROSS-DEFAULTS. (i) the Distribution Support Agreement shall terminate, expire or otherwise be of no further force and effect or there shall have occurred a default thereunder and such default shall continue for a period of thirty (30) days without cure, or (ii) the Borrower or any of its Subsidiaries shall default in the payment when due, or in the performance or observance, of any obligation or condition of any material contract or agreement unless, but only as long as, the existence of any such default is being contested by the Borrower or such Subsidiary in good faith by appropriate proceedings and adequate reserves in respect thereof have been established on the books of the Borrower or such Subsidiary to the extent required by GAAP.

         (h) CHANGE IN CONTROL. A Change in Ownership shall occur.

         (i) VOLUNTARY BANKRUPTCY PROCEEDING. The Borrower or any Subsidiary thereof shall (i) commence a voluntary case under the federal bankruptcy laws (as now or hereafter in effect), (ii) file a petition seeking to take advantage of any other laws, domestic or foreign, relating to bankruptcy, insolvency, reorganization, winding up or composition for adjustment of debts, (iii) consent to or fail to contest in a timely and appropriate manner any petition filed against it in an involuntary case under such bankruptcy laws or other laws, (iv) apply for or consent to, or fail to contest in a timely and appropriate manner, the appointment of, or the taking of possession by, a receiver, custodian, trustee, or liquidator of itself or of a substantial part of its property, domestic or foreign, (v) admit in writing its inability to pay its debts as they become due, (vi) make a general assignment for the benefit of creditors, or
(vii) take any corporate action for the purpose of authorizing any of the foregoing.

         (j) INVOLUNTARY BANKRUPTCY PROCEEDING. A case or other proceeding shall be commenced against the Borrower or any Subsidiary thereof in any court of competent jurisdiction seeking (i) relief under the federal bankruptcy laws (as now or hereafter in effect) or under any other laws, domestic or foreign, relating to bankruptcy, insolvency, reorganization, winding up or adjustment of debts, or (ii) the appointment of a trustee, receiver, custodian, liquidator or the like for the Borrower or any Subsidiary thereof or for all or any substantial part of their respective assets, domestic or foreign, and such case or proceeding shall continue undismissed or unstayed for a period of sixty (60) consecutive days, or an order granting the relief requested in such case or proceeding (including, but not limited to, an order for relief under such federal bankruptcy laws) shall be entered.

         (k) FAILURE OF AGREEMENTS. Any provision of this Agreement or of any other Loan Document shall for any reason cease to be valid and binding on the Borrower or any Subsidiary party thereto or any such Person shall so state in writing, other than in accordance with the express terms hereof or thereof.

         (l) ERISA EVENT. The occurrence of any ERISA Event that, when taken together with all other ERISA Events that have occurred, results in or could reasonably be expected to result in liability of the Borrower and its ERISA Affiliates in an aggregate amount exceeding $10,000,000.

         (m) JUDGMENT. A judgment or order for the payment of money which causes the aggregate amount of all such judgments to exceed $10,000,000 in any Fiscal Year shall be entered against the Borrower or any of its Subsidiaries by any court and such judgment or order shall continue undischarged or unstayed for a period of thirty (30) days.


         SECTION 10.02       REMEDIES.
                             ---------

             Upon the occurrence of an Event of Default, with the consent of the
Required Lenders,   the  Administrative  Agent may, or  upon the  request of the
Required Lenders, the Administrative Agent shall, by notice to the Borrower:

         (a) ACCELERATION; TERMINATION OF FACILITIES. Declare the principal of and interest on the Loans, the Notes at the time outstanding, and all other amounts owed to the Lenders and to the Administrative Agent under this Agreement or any of the other Loan Documents and all other Obligations, to be forthwith due and payable, whereupon the same shall immediately become due and payable without presentment, demand, protest or other notice of any kind, all of which are expressly waived, anything in this Agreement or the other Loan Documents to the contrary notwithstanding, and terminate the Credit Facilities and any right of the Borrower to request borrowings thereunder; PROVIDED, that upon the occurrence of an Event of Default specified in Section 10.01(j) or (k), the Credit Facilities shall be automatically terminated and all Obligations shall automatically become due and payable.

         (b) RIGHTS OF COLLECTION. Exercise on behalf of the Lenders all of its other rights and remedies under this Agreement, the other Loan Documents and Applicable Law, in order to satisfy all of the Borrower's Obligations.


         SECTION 10.03       RIGHTS AND REMEDIES CUMULATIVE;  NON-WAIVER; ETC.
                             -------------------------------------------------

             The enumeration of the rights and remedies of the Administrative Agent and the Lenders set forth in this Agreement is not intended to be exhaustive and the exercise by the Administrative Agent and the Lenders of any right or remedy shall not preclude the exercise of any other rights or remedies, all of which shall be cumulative, and shall be in addition to any other right or remedy given hereunder or under the Loan Documents or that may now or hereafter exist in law or in equity or by suit or otherwise. No delay or failure to take action on the part of the Administrative Agent or any Lender in exercising any right, power or privilege shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or privilege preclude other or further exercise thereof or the exercise of any other right, power or privilege or shall be construed to be a waiver of any Event of Default. No course of dealing between the Borrower, the Administrative Agent and the Lenders or their respective agents or employees shall be effective to change, modify or discharge any provision of this Agreement or any of the other Loan Documents or to constitute a waiver of any Event of Default.

         ARTICLE XI

THE ADMINISTRATIVE AGENT


         SECTION 11.01       APPOINTMENT.
                             ------------

              Notwithstanding the appointment of Chase pursuant to the Original Credit Agreement, each of the Lenders hereby irrevocably designates and appoints First Union as Administrative Agent of such Lender under this Agreement and the other Loan Documents and each such Lender irrevocably authorizes First Union as Administrative Agent for such Lender, to take such action on its behalf under the provisions of this Agreement and the other Loan Documents and to exercise such powers and perform such duties as are expressly delegated to the Administrative Agent by the terms of this Agreement and such other Loan Documents, together with such other powers as are reasonably incidental thereto. Notwithstanding any provision to the contrary elsewhere in this Agreement or such other Loan Documents, the Administrative Agent shall not have any duties or responsibilities, except those expressly set forth herein and therein, or any fiduciary relationship with any Lender, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this Agreement or the other Loan Documents or otherwise exist against the Administrative Agent.


         SECTION 11.02       DELEGATION OF DUTIES.
                             ---------------------

              The Administrative Agent may execute any of its respective duties under this Agreement and the other Loan Documents by or through agents or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties. The Administrative Agent shall not be responsible for the negligence or misconduct of any agents or attorneys-in-fact selected by the Administrative Agent with reasonable care.


         SECTION 11.03       EXCULPATORY PROVISIONS.
                             -----------------------

            Neither the Administrative Agent nor any of its officers, directors, employees, agents, attorneys-in-fact, Subsidiaries or Affiliates shall be (a) liable for any action lawfully taken or omitted to be taken by it or such Person under or in connection with this Agreement or the other Loan Documents (except for actions occasioned solely by its or such Person's own gross negligence or willful misconduct), or (b) responsible in any manner to any of the Lenders for any recitals, statements, representations or warranties made by the Borrower or any of its Subsidiaries or any officer thereof contained in this Agreement or the other Loan Documents or in any certificate, report, statement or other document referred to or provided for in, or received by the Administrative Agent under or in connection with, this Agreement or the other Loan Documents or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement or the other Loan Documents or for any failure of the Borrower or any of its Subsidiaries to perform its obligations hereunder or thereunder. The Administrative Agent shall not be under any obligation to any Lender to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, this Agreement, or to inspect the properties, books or records of the Borrower or any of its Subsidiaries.

         SECTION  11.04      RELIANCE BY THE ADMINISTRATIVE AGENT.
                             -------------------------------------

              The Administrative Agent shall be entitled to rely, and shall be fully protected in relying, upon any note, writing, resolution, notice, consent, certificate, affidavit, letter, cablegram, telegram, telecopy, telex or teletype message, statement, order or other document or conversation believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons and upon advice and statements of legal counsel (including, without limitation, counsel to the Borrower), independent accountants and other experts selected by the Administrative Agent. The Administrative Agent may deem and treat the payee of any Note as the owner thereof for all purposes unless such Note shall have been transferred in accordance with Section 12.10 hereof. The Administrative Agent shall be fully justified in failing or refusing to take any action under this Agreement and the other Loan Documents unless it shall first receive such advice or concurrence of the Required Lenders (or, when expressly required hereby or by the relevant other Loan Document, all the Lenders) as it deems appropriate or it shall first be indemnified to its satisfaction by the Lenders against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action except for its own gross negligence or willful misconduct. The Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, under this Agreement and the Notes in accordance with a request of the Required Lenders (or, when expressly required hereby, all the Lenders), and such request and any action taken or failure to act pursuant thereto shall be binding upon all the Lenders and all future holders of the Notes.


         SECTION 11.05       NOTICE OF DEFAULT.
                             ------------------

              The Administrative Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Event of Default hereunder unless it has received notice from a Lender or the Borrower referring to this Agreement, describing such Default or Event of Default and stating that such notice is a "notice of default". In the event that the Administrative Agent receives such a notice, it shall promptly give notice thereof to the Lenders. The Administrative Agent shall take such action with respect to such Default or Event of Default as shall be reasonably directed by the Required Lenders; PROVIDED that unless and until the Administrative Agent shall have received such directions, the Administrative Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem advisable in the best interests of the Lenders.


         SECTION 11.06       NON-RELIANCE ON THE ADMINISTRATIVE AGENT AND OTHER
                             LENDERS.
                             --------------------------------------------------

              Each Lender expressly acknowledges that neither the Administrative Agent nor any of its respective officers, directors, employees, agents, attorneys-in-fact, Subsidiaries or Affiliates has made any representations or warranties to it and that no act by the Administrative Agent hereinafter taken, including any review of the affairs of the Borrower or any of its Subsidiaries, shall be deemed to constitute any representation or warranty by the Administrative Agent to any Lender. Each Lender represents to the Administrative Agent that it has, independently and without reliance upon the Administrative Agent or any other Lender, and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, operations, property, financial and other condition and creditworthiness of the Borrower and its Subsidiaries and made its own decision to make its Loans hereunder and enter into this Agreement. Each Lender also
represents  that  it   will,  independently   and   without  reliance  upon  the
Administrative Agent or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Agreement and the other Loan Documents, and to make such investigation as it deems necessary to inform itself as to the business, operations, property, financial and other condition and creditworthiness of the Borrower and its Subsidiaries. Except for notices, reports and other documents expressly required to be furnished to the Lenders by the Administrative Agent hereunder or by the other Loan Documents, the Administrative Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the business, operations, property, financial and other condition or creditworthiness of the Borrower or any of its Subsidiaries which may come into the possession of the Administrative Agent or any of its respective officers, directors, employees, agents, attorneys-in-fact, Subsidiaries or Affiliates.

         SECTION 11.07       INDEMNIFICATION.
                             ----------------

              The Lenders agree to indemnify the Administrative Agent in its capacity as such and (to the extent not reimbursed by the Borrower and without limiting the obligation of the Borrower to do so), ratably according to the respective amounts of their Commitment Percentages, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind whatsoever which may at any time (including, without limitation, at any time following the payment of the Notes) be imposed on, incurred by or asserted against the Administrative Agent in any way relating to or arising out of this Agreement or the other Loan Documents, or any documents contemplated by or referred to herein or therein or the transactions contemplated hereby or thereby or any action taken or omitted by the Administrative Agent under or in connection with any of the foregoing; PROVIDED that no Lender shall be liable for the payment of any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting solely from the Administrative Agent's bad faith, gross negligence or willful misconduct. The agreements in this Section 11.07 shall survive the payment of the Notes and all other amounts payable hereunder and the termination of this Agreement.


         SECTION  11.08     THE ADMINISTRATIVE AGENT IN ITS INDIVIDUAL CAPACITY.
                            ----------------------------------------------------


              The Administrative Agent and its respective Subsidiaries and Affiliates may make loans to, accept deposits from and generally engage in any kind of business with the Borrower as though the Administrative Agent were not an Administrative Agent hereunder. With respect to any Loans made or renewed by it and any Note issued to it, the Administrative Agent shall have the same rights and powers under this Agreement and the other Loan Documents as any Lender and may exercise the same as though it were not an Administrative Agent, and the terms "Lender" and "Lenders" shall include the Administrative Agent in its individual capacity.


         SECTION 11.09 RESIGNATION OF THE ADMINISTRATIVE AGENT; SUCCESSOR ADMINISTRATIVE AGENT.
                             ---------------------------------------------------

              Subject to the appointment and acceptance of a successor as provided below, the Administrative Agent may resign at any time by giving notice thereof to the Lenders and the Borrower. Upon any such resignation, the Required Lenders shall have the right to appoint a successor Administrative Agent, which successor shall have minimum capital and surplus of at least $500,000,000. If no successor Administrative Agent shall have been so appointed by the Required Lenders and shall have accepted such appointment within thirty
(30) days after the Administrative Agent's giving of notice of resignation, then the Administrative Agent may, on behalf of the Lenders, appoint a successor Administrative Agent, which successor shall have minimum capital and surplus of at least $500,000,000. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor Administrative Agent, such successor
Administrative Agent shall thereupon succeed to and become vested with all rights, powers, privileges and duties of the retiring Administrative Agent, and the retiring Administrative Agent shall be discharged from its duties and obligations hereunder. After any retiring Administrative Agent's resignation hereunder as Administrative Agent, the provisions of this Section 11.09 shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as Administrative Agent.

         SECTION 11.10       DOCUMENTATION AGENT.
                             --------------------

              The Documentation Agent shall have no liabilities, duties or responsibilities arising under this Agreement other than those imposed upon it in its capacity as a Lender.



         ARTICLE XII

MISCELLANEOUS


         SECTION 12.01       NOTICES.
                             --------

         (a) METHOD OF COMMUNICATION. Except as otherwise provided in this Agreement, all notices and communications hereunder shall be in writing, or by telephone subsequently confirmed in writing. Any notice shall be effective if delivered by hand delivery or sent via telecopy, recognized overnight courier service or certified mail, return receipt requested, and shall be presumed to be received by a party hereto (i) on the date of delivery if delivered by hand or sent by telecopy, (ii) on the next Business Day if sent by recognized overnight courier service and (iii) on the third Business Day following the date sent by certified mail, return receipt requested. A telephonic notice to the Administrative Agent as understood by the Administrative Agent will be deemed to be the controlling and proper notice in the event of a discrepancy with or failure to receive a confirming written notice.

         (b) ADDRESSES FOR NOTICES. Notices to any party shall be sent to it at the following addresses, or any other address as to which all the other parties are notified in writing.

         If to the Borrower:         Suburban Propane, L.P.
                                     One Suburban Plaza
                                     240 Route 10 West
                                     P.O. Box 206
                                     Whippany, New Jersey 07981-0206
                                     Attention:        Robert M. Plante
                                     Telephone No.:    973-503-9110
                                     Telecopy No.:     973-515-5996

         With copies to:             Weil Gotshal & Manges
                                     767 Fifth Avenue
                                     New York, New York 10153
                                     Attention:      Marsha E. Simms, Esq.
                                     Telephone No.:  212-310-8116
                                     Telecopy No.:   212-310-8007

         If to First Union as        First Union National Bank
          Administrative Agent:      One First Union Center, TW-10
                                     301 South College Street
                                     Charlotte, North Carolina 28288-0608
                                     Attention:      Syndication Agency Services
                                     Telephone No.:  704-383-0281
                                     Telecopy No.:   704-383-0288

         With copies to:             Kennedy Covington Lobdell & Hickman
                                     NationsBank Corporate Center
                                     Suite 4200
                                     100 North Tryon Street
                                     Charlotte, North Carolina 28202-4006
                                     Attention:      Jefferson W. Brown
                                     Telephone No.:  704-331-7471
                                     Telecopy No.:   704-331-7598

         If to any Lender:       To the Address set forth on SCHEDULE 1 hereto.

         (c) ADMINISTRATIVE AGENT'S OFFICE. The Administrative Agent hereby designates its office located at the address set forth above, or any subsequent office which shall have been specified for such purpose by written notice to the Borrower and Lenders, as the Administrative Agent's Office referred to herein, to which payments due are to be made and at which Loans will be disbursed.


         SECTION 12.02       EXPENSES; INDEMNITY.
                             --------------------

              The Borrower will (a) pay all out-of-pocket expenses of the Administrative Agent in connection with: (i) the preparation, execution and delivery of this Agreement and each other Loan Document, whenever the same shall be executed and delivered, including without limitation all out-of-pocket syndication and due diligence expenses and reasonable fees and disbursements of counsel for the Administrative Agent and (ii) the preparation, execution and delivery of any waiver, amendment or consent by the Administrative Agent or the Lenders relating to this Agreement or any other Loan Document, including without limitation reasonable fees and disbursements of counsel for the Administrative Agent, (b) pay all out-of-pocket expenses of the Administrative Agent and the Lenders in connection with the administration and enforcement of any rights and remedies of the Administrative Agent and Lenders under the Credit Facilities, including consulting with appraisers, accountants, engineers, attorneys and other Persons concerning the nature, scope or value of any right or remedy of the Administrative Agent or any Lender hereunder or under any other Loan Document or any factual matters in connection therewith, which expenses shall include without limitation the reasonable fees and disbursements of such Persons, and (c) defend, indemnify and hold harmless the Administrative Agent and the Lenders, and their respective parents, Subsidiaries, Affiliates, employees, agents, officers and directors, from and against any losses, penalties, fines, liabilities, settlements, damages, costs and expenses, suffered by any such Person in connection with any claim, investigation, litigation or other proceeding (whether or not the Administrative Agent or any Lender is a party thereto) and the prosecution and defense thereof, arising out of or in any way connected with the Agreement, any other Loan Document or the Loans, including without limitation reasonable attorney's and consultant's fees, except to the extent that any of the foregoing directly result from the gross negligence or willful misconduct of the party seeking indemnification therefor.

         SECTION 12.03       SET-OFF.
                             --------

             In addition to any rights now or hereafter granted under Applicable Law and not by way of limitation of any such rights, upon and after the occurrence of any Event of Default and during the continuance thereof, the Lenders and any assignee or participant of a Lender in accordance with Section
12.10 are hereby authorized by the Borrower at any time or from time to time, without notice to the Borrower or to any other Person, any such notice being hereby expressly waived, to set off and to appropriate and to apply any and all deposits (general or special, time or demand, including, but not limited to, indebtedness evidenced by certificates of deposit, whether matured or unmatured) and any other indebtedness at any time held or owing by the Lenders, or any such assignee or participant to or for the credit or the account of the Borrower against and on account of the Obligations irrespective of whether or not (a) the Lenders shall have made any demand under this Agreement or any of the other Loan Documents or (b) the Administrative Agent shall have declared any or all of the Obligations to be due and payable as permitted by Section 10.02 and although such Obligations shall be contingent or unmatured.


         SECTION 12.04       GOVERNING LAW.
                             --------------

              This Agreement, the Notes and the other Loan Documents, unless otherwise expressly set forth therein, shall be governed by, construed and enforced in accordance with the laws of the State of New York.


         SECTION 12.05       CONSENT TO JURISDICTION.
                             ------------------------

              The Borrower hereby irrevocably consents to the personal jurisdiction of the state and federal courts located in New York County, New York, in any action, claim or other proceeding arising out of any dispute in connection with this Agreement, the Notes and the other Loan Documents, any rights or obligations hereunder or thereunder, or the performance of such rights and obligations. The Borrower hereby irrevocably consents to the service of a summons and complaint and other process in any action, claim or proceeding brought by the Administrative Agent or any Lender in connection with this Agreement, the Notes or the other Loan Documents, any rights or obligations hereunder or thereunder, or the performance of such rights and obligations, on behalf of itself or its property, in the manner specified in Section 12.01. Nothing in this Section 12.05 shall affect the right of the Administrative Agent or any Lender to serve legal process in any other manner permitted by Applicable Law or affect the right of the Administrative Agent or any Lender to bring any action or proceeding against the Borrower or its properties in the courts of any other jurisdictions.

         SECTION 12.06       BINDING ARBITRATION; WAIVER OF JURY TRIAL.
                             ------------------------------------------


         (a) BINDING ARBITRATION. Upon demand of any party, whether made before or within one hundred twenty (120) days after institution of any judicial proceeding, any dispute, claim or controversy arising out of, connected with or relating to the Notes or any other Loan Documents ("Disputes"), between or among parties to the Notes or any other Loan Document shall be resolved by binding arbitration as provided herein. Institution of a judicial proceeding by a party does not waive the right of that party to demand arbitration hereunder. Disputes may include, without limitation, tort claims, counterclaims, claims brought as class actions, claims arising from Loan Documents executed in the future, or claims concerning any aspect of the past, present or future relationships arising out of or connected with the Loan Documents. Arbitration shall be conducted under and governed by the Commercial Financial Disputes Arbitration Rules (the "Arbitration Rules") of the American Arbitration Association and Title 9 of the U.S. Code. All arbitration hearings shall be conducted in New York, New York. The expedited procedures set forth in Rule 51, ET SEQ. of the Arbitration Rules shall be applicable to claims of less than $1,000,000. All applicable statutes of limitation shall apply to any Dispute. A judgment upon the award may be entered in any court having jurisdiction. The panel from which all arbitrators are selected shall be comprised of licensed attorneys. The single arbitrator selected for expedited procedure shall be a retired judge from the highest court of general jurisdiction, state or federal, of the state where the hearing will be conducted, or, if no such judge is available, a retired judge, with substantial appellate experience, from any appellate court of general jurisdiction, state or federal, of such state. Notwithstanding the foregoing, this paragraph shall not apply to any Hedging Agreement that is a Loan Document.

         (b) JURY TRIAL. TO THE EXTENT PERMITTED BY LAW, THE ADMINISTRATIVE AGENT, EACH LENDER AND THE BORROWER HEREBY IRREVOCABLY WAIVE THEIR RESPECTIVE RIGHTS TO A JURY TRIAL WITH RESPECT TO ANY ACTION, CLAIM OR OTHER PROCEEDING ARISING OUT OF ANY DISPUTE IN CONNECTION WITH THIS AGREEMENT, THE NOTES OR THE OTHER LOAN DOCUMENTS, ANY RIGHTS OR OBLIGATIONS HEREUNDER OR THEREUNDER, OR THE PERFORMANCE OF SUCH RIGHTS AND OBLIGATIONS.

         (c) PRESERVATION OF CERTAIN REMEDIES. Notwithstanding the preceding binding arbitration provisions, the parties hereto and the other Loan Documents preserve, without diminution, certain remedies that such Persons may employ or exercise freely, either alone, in conjunction with or during a Dispute. Each such Person shall have and hereby reserves the right to proceed in any court of proper jurisdiction or by self help to exercise or prosecute the following remedies: (i) all rights to foreclose against any real or personal property or other security by exercising a power of sale granted in the Loan Documents or under applicable law or by judicial foreclosure and sale, (ii) all rights of self help including peaceful occupation of property and collection of rents, set off, and peaceful possession of property, (iii) obtaining provisional or ancillary remedies including injunctive relief (including, without limitation, pursuant to Section 12.08), sequestration, garnishment, attachment, appointment of receiver and in filing an involuntary bankruptcy proceeding, and (iv) when applicable, a judgment by confession of judgment. Preservation of these remedies does not limit the power of an arbitrator to grant similar remedies that may be requested by a party in a Dispute.


         SECTION 12.07       REVERSAL OF PAYMENTS.
                             ---------------------

              To the extent the Borrower makes a payment or payments to the Administrative Agent for the ratable benefit of the Lenders or the Administrative Agent receives any payment or proceeds of the collateral which payments or proceeds or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside and/or required to be repaid to a trustee, receiver or any other party under any bankruptcy law, state or federal law, common law or equitable cause, then, to the extent of such payment or proceeds repaid, the Obligations or part thereof intended to be satisfied shall be revived and continued in full force and effect as if such payment or proceeds had not been received by the Administrative Agent.


         SECTION 12.08       INJUNCTIVE RELIEF; PUNITIVE DAMAGES.
                             ------------------------------------

         (a) The Borrower recognizes that, in the event the Borrower fails to perform, observe or discharge any of its obligations or liabilities under this Agreement, any remedy of law may prove to be inadequate relief to the Lenders. Therefore, the Borrower agrees that the Lenders, at the Lenders' option, shall be entitled to temporary and permanent injunctive relief in any such case without the necessity of proving actual damages.

         (b) The Administrative Agent, Lenders and Borrower (on behalf of itself and its Subsidiaries) hereby agree that no such Person shall have a remedy of punitive or exemplary damages against any other party to a Loan Document and each such Person hereby waives any right or claim to punitive or exemplary damages that they may now have or may arise in the future in connection with any Dispute, whether such Dispute is resolved through arbitration or judicially.

         (c) The parties agree that they shall not have a remedy of punitive or exemplary damages against any other party in any Dispute and hereby waive any right or claim to punitive or exemplary damages they have now or which may arise in the future in connection with any Dispute whether the Dispute is resolved by arbitration or judicially.


         SECTION 12.09       ACCOUNTING MATTERS.
                             -------------------

              All financial and accounting calculations, measurements and computations made for any purpose relating to this Agreement, including, without limitation, all computations utilized by the Borrower or any Subsidiary thereof to determine compliance with any covenant contained herein, shall, except as otherwise expressly contemplated hereby or unless there is an express written direction by the Administrative Agent to the contrary agreed to by the Borrower, be performed in accordance with GAAP as in effect on the Closing Date. In the event that changes in GAAP shall be mandated by the Financial Accounting Standards Board, or any similar accounting body of comparable standing, or shall be recommended by the Borrower's certified public accountants, to the extent that such changes would modify such accounting terms or the interpretation or computation thereof, such changes shall be followed in defining such accounting terms only from and after the date the Borrower and the Lenders shall have amended this Agreement to the extent necessary to reflect any such changes in the financial covenants and other terms and conditions of this Agreement.


         SECTION 12.10       SUCCESSORS AND ASSIGNS; PARTICIPATIONS
                             --------------------------------------

         (a) BENEFIT OF AGREEMENT. This Agreement shall be binding upon and inure to the benefit of the Borrower, the Administrative Agent and the Lenders, all future holders of the Notes, and their respective successors and assigns, except that the Borrower shall not assign or transfer any of its rights or obligations under this Agreement without the prior written consent of each Lender.

         (b) ASSIGNMENT BY LENDERS. Each Lender may, with the consent of the Administrative Agent and the Borrower, which consents shall not be unreasonably withheld and not required of the Borrower upon the occurrence and continuation of a Default or Event of Default, assign to one or more Eligible Assignees all or a portion of its interests, rights and obligations under this Agreement (including, without limitation, all or a portion of the Extensions of Credit at the time owing to it and the Notes held by it); PROVIDED that:

                  (i) each such  assignment  shall be of a  constant,  and not a
         varying,   percentage  of  all  the  assigning   Lender's   rights  and
         obligations under this Agreement;

                  (ii) if less than all of the assigning Lender's Commitment is to be assigned, the Commitment so assigned shall not be less than $5,000,000;

                  (iii) the parties to each such assignment shall execute and deliver to the Administrative Agent, for its acceptance and recording in the Register, an Assignment and Acceptance in the form of EXHIBIT F attached hereto (an "Assignment and Acceptance"), together with any Note or Notes subject to such assignment;

                  (iv) such assignment shall not, without the consent of the Borrower, require the Borrower to file a registration statement with the Securities and Exchange Commission or apply to or qualify the Loans or the Notes under the blue sky laws of any state;

                  (v) no consent of the Borrower or the Administrative Agent shall be required for an assignment to an Affiliate or Subsidiary of the assigning Lender; and

                  (vi) the assigning Lender shall pay to the Administrative Agent an assignment fee of $3,000 upon the execution by such Lender of the Assignment and Acceptance; PROVIDED that no such fee shall be payable upon any assignment by a Lender to an Affiliate thereof.

Upon such execution, delivery, acceptance and recording, from and after the effective date specified in each Assignment and Acceptance, which effective date shall be at least five (5) Business Days after the execution thereof, (A) the assignee thereunder shall be a party hereto and, to the extent provided in such Assignment and Acceptance, have the rights and obligations of a Lender hereby and (B) the Lender thereunder shall, to the extent provided in such assignment, be released from its obligations under this Agreement.

         (c) RIGHTS AND DUTIES UPON ASSIGNMENT. By executing and delivering an Assignment and Acceptance, the assigning Lender thereunder and the assignee thereunder confirm to and agree with each other and the other parties hereto as set forth in such Assignment and Acceptance.

         (d) REGISTER. The Administrative Agent shall maintain a copy of each Assignment and Acceptance delivered to it and a register for the recordation of the names and addresses of the Lenders and the amount of the Extensions of Credit with respect to each Lender from time to time (the "Register"). The entries in the Register shall be conclusive, in the absence of manifest error, and the Borrower, the Administrative Agent and the Lenders may treat each Person whose name is recorded in the Register as a Lender hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Borrower or Lender at any reasonable time and from time to time upon reasonable prior notice.

         (e) ISSUANCE OF NEW NOTES. Upon its receipt of an Assignment and Acceptance executed by an assigning Lender and an Eligible Assignee together with any Note or Notes subject to such assignment and the written consent to such assignment, the Administrative Agent shall, if such Assignment and Acceptance has been completed and is substantially in the form of EXHIBIT F:

              (i)    accept such Assignment and Acceptance;

             (ii)    record the information contained therein in the Register;

            (iii)    give prompt notice thereof to the Lenders and the Borrower;
                     and

             (iv) promptly deliver a copy of such Assignment and Acceptance to the Borrower.

Within five (5) Business Days after receipt of notice, the Borrower shall execute and deliver to the Administrative Agent, in exchange for the surrendered Note or Notes, a new Note or Notes to the order of such Eligible Assignee in amounts equal to the Commitment assumed by it pursuant to such Assignment and Acceptance and a new Note or Notes to the order of the assigning Lender in an amount equal to the Commitment retained by it hereunder. Such new Note or Notes shall be in an aggregate principal amount equal to the aggregate principal amount of such surrendered Note or Notes, shall be dated the effective date of such Assignment and Acceptance and shall otherwise be in substantially the form of the assigned Notes delivered to the assigning Lender. Each surrendered Note or Notes shall be canceled and returned to the Borrower.

         (f) PARTICIPATIONS. Each Lender may sell participations to one or more banks or other entities in all or a portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Extensions of Credit and the Notes held by it); PROVIDED that:

                  (i) each such participation shall be in an amount not less than $5,000,000;

                  (ii)  such   Lender's   obligations   under   this   Agreement
         (including, without limitation, its Commitment) shall remain unchanged;

                  (iii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations;

                  (iv) such Lender shall remain the holder of the Notes held by it for all purposes of this Agreement;

                  (v) the Borrower, the Administrative Agent and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement;

                  (vi) such Lender shall not permit such participant the right to approve any waivers, amendments or other modifications to this Agreement or any other Loan Document other than waivers, amendments or modifications which would reduce the principal of or the interest rate on any Loan, extend the term or increase the amount of the Commitment, reduce the amount of any fees to which such participant is entitled, extend any scheduled payment date for principal of any Loan or, except as expressly contemplated hereby or thereby, release substantially all of the Collateral; and

                  (vii) any such disposition shall not, without the consent of the Borrower, require the Borrower to file a registration statement with the Securities and Exchange Commission to apply to qualify the Loans or the Notes under the blue sky law of any state.

         (g) DISCLOSURE OF INFORMATION; CONFIDENTIALITY. The Administrative Agent and the Lenders shall hold all non-public information with respect to the Borrower obtained pursuant to the Loan Documents in accordance with their customary procedures for handling confidential information. Any Lender may, in connection with any assignment, proposed assignment, participation or proposed participation pursuant to this Section 12.10, disclose to the assignee, participant, proposed assignee or proposed participant, any information relating to the Borrower furnished to such Lender by or on behalf of the Borrower; PROVIDED, that prior to any such disclosure, each such assignee, proposed assignee, participant or proposed participant shall agree with the Borrower or such Lender to preserve the confidentiality of any confidential information relating to the Borrower received from such Lender.

         (h) CERTAIN PLEDGES OR ASSIGNMENTS. Nothing herein shall prohibit any Lender from pledging or assigning any Note to any Federal Reserve Bank in accordance with Applicable Law.


         SECTION 12.11       AMENDMENTS, WAIVERS AND CONSENTS.
                             ---------------------------------

              Except as set forth below, any term, covenant, agreement or condition of this Agreement or any of the other Loan Documents may be amended or waived by the Lenders, and any consent given by the Lenders, if, but only if, such amendment, waiver or consent is in writing signed by the Required Lenders (or by the Administrative Agent with the consent of the Required Lenders) and delivered to the Administrative Agent and, in the case of an amendment, signed by the Borrower; PROVIDED, that no amendment, waiver or consent shall (a) increase the amount or extend the time of the obligation of the Lenders to make Loans (including without limitation pursuant to Section 2.07), (b) extend the originally scheduled time or times of payment of the principal of any Loan or the time or times of payment of interest on any Loan, (c) reduce the rate of interest or fees payable on any Loan, (d) permit any subordination of the principal or interest on any Loan, (e) terminate or cancel any Guarantee
Agreement or release any Guarantor from its obligations under a Guarantee Agreement or (f) amend the provisions of Section 12.10(a), this Section 12.11 or the definition of Required Lenders, without the prior written consent of each Lender. In addition, no amendment, waiver or consent to the provisions of (a)
Article XI shall be made without the written consent of the Administrative Agent and (b) Article III without the written consent of the Issuing Lender.


         SECTION 12.12       PERFORMANCE OF DUTIES.
                             ----------------------

              The Borrower's obligations under this Agreement and each of the Loan Documents shall be performed by the Borrower at its sole cost and expense.


         SECTION 12.13       ALL POWERS COUPLED WITH INTEREST.
                             ---------------------------------

              All powers of attorney and other authorizations granted to the Lenders, the Administrative Agent and any Persons designated by the Administrative Agent or any Lender pursuant to any provisions of this Agreement or any of the other Loan Documents shall be deemed coupled with an interest and shall be irrevocable so long as any of the Obligations remain unpaid or unsatisfied or the Credit Facilities have not been terminated.


         SECTION 12.14       SURVIVAL OF INDEMNITIES.
                             ------------------------

              Notwithstanding any termination of this Agreement, the indemnities to which the Administrative Agent and the Lenders are entitled under the provisions of this Article XII and any other provision of this Agreement and the Loan Documents shall continue in full force and effect and shall protect the Administrative Agent and the Lenders against events arising after such termination as well as before.

         SECTION 12.15       TITLES AND CAPTIONS.
                             --------------------

              Titles and captions of Articles, Sections and subsections in this Agreement are for convenience only, and neither limit nor amplify the provisions of this Agreement.


         SECTION  12.16      SEVERABILITY  OF PROVISIONS.
                             ----------------------------

               Any provision of this Agreement or any other Loan Document which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective only to the extent of such prohibition or unenforceability without invalidating the remainder of such provision or the remaining provisions hereof or thereof or affecting the validity or enforceability of such provision in any other jurisdiction.


         SECTION 12.17     COUNTERPARTS.
                           -------------

              This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and shall be binding upon all parties, their successors and assigns, and all of which taken together shall constitute one and the same agreement.


         SECTION 12.18       TERM OF AGREEMENT.
                             ------------------

              This Agreement shall remain in effect from the Closing Date through and including the date upon which all Obligations shall have been indefeasibly and irrevocably paid and satisfied in full. No termination of this Agreement shall affect the rights and obligations of the parties hereto arising prior to such termination.

                           [Signature pages to follow]

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their duly authorized officers, all as of the day and year first written above.

                                             SUBURBAN PROPANE, L.P.



                                             By /S/ROBERT M. PLANTE
                                             ----------------------
                                             Name:ROBERT M. PLANTE
                                             Title:TREASURER



                                             FIRST UNION NATIONAL BANK,
                                             as Administrative Agent and
                                             as Lender


                                             By:  /S/ JAMES J. PETRONCHAK
                                             ----------------------------
                                             Name:  JAMES J. PETRONCHAK
                                             Title : SENIOR VICE PRESIDENT

                                             THE BANK OF NEW YORK,
                                             as Documentation Agent and
                                             as Lender

                                             By:  /S/ RANDOLPH E. J. MEDRANO
                                             -------------------------------
                                             Name:   RANDOLPH E. J. MEDRANO
                                             Title:   VICE PRESIDENT


                                             BANQUE PARIBAS

                                             By:  /S/ ROBERT G. CARINO
                                            --------------------------
                                             Name:   ROBERT G. CARINO
                                             Title:   VICE PRESIDENT

                                             By:  /S/ MARY T. FINNEGAN
                                             -------------------------
                                             Name:  MARY T. FINNEGAN
                                             Title:  DIRECTOR


                                             ROYAL BANK OF CANADA

                                             By:  /S/ GIL J. BENARD
                                             ----------------------
                                             Name:   GIL J. BENARD
                                             Title:   SENIOR MANAGER


                                             MELLON BANK

                                             By:  /S/ JOHN D. SABROSKE
                                             -------------------------
                                             Name:   JOHN D. SABROSKE
                                             Title:   VICE PRESIDENT


                                             THE FIRST NATIONAL BANK OF CHICAGO

                                             By:  /S/ STEPHEN E. MCDONALD
                                             ----------------------------
                                             Name:   STEPHEN E. MCDONALD
                                             Title:   FIRST VICE PRESIDENT


                                             ABN AMRO BANK, N.V.

                                             By:  /S/ GEORGE M. DUGAN
                                             ------------------------
                                             Name:   GEORGE M. DUGAN
                                             Title:   VICE PRESIDENT


                                             By:  /S/ PAULINE MCHUGH
                                             -----------------------
                                             Name:   PAULINE MCHUGH
                                             Title:   VICE PRESIDENT



                                             CREDIT LYONNAIS NEW YORK BRANCH

                                             By:  /S/ MARY E. COLLIER
                                             ------------------------
                                             Name:   MARY E. COLLIER
                                             Title:   VICE PRESIDENT



                       SCHEDULE 1: LENDERS AND COMMITMENTS


                      COMMITMENT AND COMMITMENT PERCENTAGE

                                                                REVOLVING        ACQUISITION
LENDER                                      TOTAL               CREDIT           LOAN
------                                      -----               ------           ----

First Union National Bank                   $20,000,000         $15,000,000      $5,000,000
One First Union Center, TW-10               20.00%              20.00%           20.00%
301 South College Street
Charlotte, North Carolina 28288-0608
Attention:  Syndication Agency Services
Telephone No.:   (704) 383-0281
Facsimile No.:   (704) 382-0288

The Bank of New York                        $16,000,000         $12,000,000      $4,000,000
One Wall Street                             16.00%              16.00%           16.00%
New York, New York  10286
Attention: Randolph E.J. Medrano
Telephone No.:   212-635-6804
Facsimile No.:   212-635-7970

Banque Paribas                              $12,000,000         $9,000,000       $3,000,000
787 Seventh Avenue                          12.00%              12.00%           12.00%
New York, New York 10019
Attention:  Robert Carino
            Vice President
Telephone No.:   212-841-2564
Facsimile No.:   212-841-2333

Credit Lyonnais New York Branch             $12,000,000         $9,000,000       $3,000,000
Credit Lyonnais Building                    12.00%              12.00%           12.00%
1301 Avenue of the Americas
New York, New York  10019-6022
Attention:  Tom Randolph
            Vice President
Telephone No.:   212-261-7431
Facsimile No.:   212-459-3179

The First National Bank of Chicago          $12,000,000         $9,000,000       $3,000,000
153 West 51st Street                        12.00%              12.00%           12.00%
Mail Suite 4000
New York, New York  10019
Attention:  Stephen E. McDonald
            First Vice President
Telephone No.:   212-373-1580
Facsimile No.:   212-373-1388

Mellon Bank                                 $12,000,000         $9,000,000       $3,000,000
One Mellon Bank Center                      12.00%              12.00%           12.00%
Pittsburgh, PA  15258-0001
Attention: John D. Sabroske
          Vice President
Telephone No.:   412-234-0349
Facsimile No.:   412-234-8888




                      COMMITMENT AND COMMITMENT PERCENTAGE

                                                                REVOLVING        ACQUISITION
LENDER                                      TOTAL               CREDIT           LOAN
------                                      -----               ------           ----

ABN AMRO Bank N.V.                          $8,000,000          $6,000,000       $2,000,000
New York Branch                             8.00%               8.00%            8.00%
500 Park Avenue
New York, New York 10022
Attention: George M. Dugan
           Vice President
Telephone No.:  212-446-4263
Facsimile No.:  212-446-4237

Royal Bank of Canada                        $8,000,000          $6,000,000       $2,000,000
12450 Greenspoint Drive, Suite 1450         8.00%               8.00%            8.00%
Houston, Texas 77060
Attention: Gil Bernard, Senior Manager
Telephone No.:   281-874-5662
Facsimile No.:   281-874-0081


                                                                  EXHIBIT 10.7
                                                                  ------------


FIRST AMENDMENT TO EMPLOYMENT AGREEMENT DATED AS OF MARCH 5, 1996 BY AND BETWEEN SUBURBAN PROPANE L.P.(THE "PARTNERSHIP") AND MARK A. ALEXANDER(THE "EXECUTIVE").

The Partnership and the Executive agree to amend Article 6 (Payment Upon Termination) of the aforementioned Employment Agreement set forth below.

1.) Section 6.1 (CHANGE OF CONTROL) is deleted in its entirety and the following is inserted in lieu thereof:

               "6.1 CHANGE OF CONTROL. Subject to Section 6.4 hereof, in the event that a Change of Control occurs during the Employment Term and within six months prior thereto or at any time thereafter either the Partnershi terminates the Executive's employment hereunder without Cause (including pursuant to a Non-Renewal Notice) or the Executive terminates his employment hereunder with Good Reason or the Executive elects to terminate his employment hereunder during the six month period commencing on the sixth month anniversary and ending on the twelve month anniversary of a Change of Control, (a) the Partnership shall pay to the Executive the sum of (i) the portion of the Base Salary earned but unpaid as of the Date of Termination, (ii) the Pro-rata Bonus (as defined below) and (iii) an amount equal to three times the sum of (A) the Base Salary plus (B) the Maximum Annual Bonus and (b) the Partnership shall provide to the Executive and his dependents from the Date of Termination until the expiration of the third anniversary of the Date of Termination (the "Severance Period"), medical benefits substantially equivalent to the medical benefits provided by the Partnership to senior executives and their dependents during such period; PROVIDED, HOWEVER, that benefits otherwise receivable by the Executive pursuant to clause (b) of this Section 6.1 shall be reduced to the extent comparable benefits are actually provided to the Executive or his dependents by another party (and the Executive shall report to the Partnership any benefits that are actually provided to him); PROVIDED, FURTHER, that the Partnership's obligation and the Executive's rights under clause (a) (ii) and (iii) and clause (b) of this Section 6.1 shall terminate immediately upon the occurrence of a Competition Event (as defined below)."

2.) Section 6.2. (GOOD REASON, TERMINATION WITHOUT CAUSE) is deleted in its entirety and the following is inserted in lieu thereof;

         "6.2 GOOD REASON, TERMINATION WITHOUT CAUSE. In the event that the Executive terminates his employment for Good Reason or the Partnership terminates the Executive's employment without Cause or has delivered a Non-Renewal Notice to the Executive, then, subject to Section 6.4, the Partnership shall, without duplication of any amounts paid or benefits provided pursuant to Section 6.1, (a) pay to the Executive (i) all earned but unpaid Base Salary as of the Date of Termination, (ii) the Pro-rata Bonus and (iii) an amount equal to three times the Base Salary and (b) provide to the Executive and his dependents, until the expiration of three years from the Date of Termination (the "Severance Period"), medical benefits substantially equivalent to the medical benefits provided by the Partnership to senior executives and their dependents during such period; PROVIDED, HOWEVER, that benefits otherwise receivable by the Executive pursuant to clause (b) of this
         Section 6.2 shall be reduced to the extent comparable benefits are actually provided on the Executive's behalf by another party (and the Executive shall report to the Partnership any benefits that are actually provided to him); PROVIDED, FURTHER, that the Partnership's obligation and the Executive's rights under clause (a)(ii) and (iii) and clause (b) of this Section 6.2 shall terminate immediately upon the occurrence of a Competition Event (as defined below)."

3.) This Amendment shall be effective as of the date set forth below. Except as expressly modified hereby, the terms of the Employment Agreement shall remain in full force and effect.

IN WITNESS WHEREOF, the parties have executed this Amendment this 23rd day of October, 1997.


                                          Suburban Propane, L.P.

                                          By:/S/ MICHAEL M. KEATING
                                          -------------------------

                                          Name:MICHAEL M. KEATING
                                          -----------------------

                                          Title:VICE PRESIDENT - HUMAN RESOURCES
                                          --------------------------------------


                                          /S/ MARK A. ALEXANDER
                                          ---------------------
                                            Mark A. Alexander

                     INDEX TO FINANCIAL STATEMENTS

              SUBURBAN PROPANE PARTNERS, L.P.AND SUBSIDIARIES



                                                                            PAGE

Reports of Independent Accountants........................................  F-2
Consolidated Balance Sheets-September 27, 1997 and September 28, 1996.....  F-4
Consolidated Statements of Operations -
  Years Ended September 27, 1997,  September 28, 1996 (Combined)
  and September 30, 1995 (Predecessor)....................................  F-5
  March 5, 1996 through September 28, 1996
  October 1, 1995 through March 4, 1996 (Predecessor)
Consolidated Statements of Cash Flows -
  Year Ended September 27, 1997, September 28, 1996 (Combined)
  and September 30, 1995 (Predecessor) ...................................  F-7
  March 5, 1996 through  September 28, 1996 and
  October 1, 1995 through March 4, 1996 (Predecessor)
Consolidated Statement of Partners' Capital -
  Year Ended September 27, 1997
  March 5, 1996 through September 28, 1996................................  F-9
Notes to Consolidated Financial Statements................................  F-10

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Supervisors and Unitholders of Suburban Propane Partners, L.P.

      In our opinion, the consolidated financial statements listed in the indices referred to under Item 14(a) 1 and 2 and appearing on pages F-1 and S-1 present fairly, in all material respects, the financial position of Suburban Propane Partners, L.P. and its subsidiaries (the "Partnership") at September 27, 1997 and September 28, 1996, and the results of its operations and its cash flows for the year ended September 27, 1997 and the period March 5, 1996 to September 28, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PRICE WATERHOUSE LLP
Morristown, NJ
October 22, 1997, except as to Note 14, which is as of December 22, 1997

                             REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholder
Quantum Chemical Corporation

      In our opinion, the financial statements listed in the indices referred to under Item 14(a) 1 and 2 and appearing on pages F-1 and S-1 present fairly, in all material respects, the Suburban Propane division of Quantum Chemical Corporation results of operations and cash flows for the period October 1, 1995 to March 4, 1996 and the year ended September 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PRICE WATERHOUSE LLP
Morristown, NJ
October 22, 1997, except as to Note 14, which is as of December 22, 1997

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                     SEPTEMBER 27, SEPTEMBER 28,
                                                         1997          1996
                                                     ------------- -------------
ASSETS
Current assets:
     Cash and cash equivalents ......................   $  19,336    $  18,931
     Accounts receivable, less allowance for doubtful
         accounts of $2,682 and  $3,312, respectively      45,927       55,021
     Inventories ....................................      31,915       40,173
     Prepaid expenses and other current assets ......       7,183        6,567
                                                        ---------    ---------
          Total current assets ......................     104,361      120,692
Property, plant and equipment, net ..................     364,347      374,013
Net prepaid pension cost ............................      48,598       47,514
Goodwill and other intangible assets, net ...........     249,790      255,948
Other assets ........................................       9,311        9,257
                                                        ---------    ---------
          Total assets ..............................   $ 776,407    $ 807,424
                                                        =========    =========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable ...............................   $  37,785    $  40,730
     Accrued employment and benefit costs ...........      19,957       23,049
     Accrued insurance ..............................       5,280        5,280
     Customer deposits and advances .................      12,795        8,242
     Accrued interest ...............................       8,306        8,222
     Other current liabilities ......................      12,578       16,303
                                                        ---------    ---------
          Total current liabilities .................      96,701      101,826
Long-term debt ......................................     427,970      428,229
Postretirement benefits obligation ..................      81,896       81,374
Accrued insurance ...................................      18,468       19,456
Other liabilities ...................................      10,133       11,860
                                                        ---------    ---------
          Total liabilities .........................     635,168      642,745
                                                        ---------    ---------
Commitments and contingencies

Partners' capital:
     Common unitholders .............................     100,476      129,283
     Subordinated unitholder ........................      39,835       40,100
     General Partner ................................      12,830        3,286
     Unearned compensation ..........................     (11,902)      (7,990)
                                                        ---------    ---------

          Total partners' capital ...................     141,239      164,679
                                                        ---------    ---------
          Total liabilities and partners' capital ...   $ 776,407    $ 807,424
                                                        =========    =========



The accompanying notes are an integral part of these consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    ( in thousands, except per Unit amounts)


                                                           YEAR ENDED
                                            ------------------------------------------
                                                          SEPTEMBER 28,  SEPTEMBER 30,
                                            SEPTEMBER 27,     1996           1995
                                                1997       (COMBINED)    (PREDECESSOR)
                                            ------------ -------------  --------------
Revenues
     Propane ...............................   $700,767     $641,679       $570,064
     Other .................................     70,364       66,267         63,556
                                               --------     --------       --------
                                                771,131      707,946        633,620
                                               --------     --------       --------


Costs and expenses
     Cost of sales .........................    436,795      377,692        318,896
     Operating .............................    209,799      203,426        197,348
     Depreciation and amortization .........     37,307       35,862         34,055
     Selling, general and administrative
       expenses ............................     32,556       29,004         24,677
     Management fee ........................       --          1,290          3,100
     Restructuring charge ..................      6,911        2,340           --
                                               --------     --------       --------
                                                723,368      649,614        578,076
                                               --------     --------       --------

Income before interest expense and
  income taxes .............................     47,763       58,332         55,544
Interest expense, net ......................     33,979       17,171           --
                                               --------     --------       --------
Income before provision for income taxes ...     13,784       41,161         55,544
Provision for income taxes .................        190       28,294         25,299
                                               --------     --------       --------
     Net income ............................   $ 13,594     $ 12,867       $ 30,245
                                               ========     ========       ========


General Partner's interest in net income ...   $    272
                                               --------
Limited Partners' interest in net income ...   $ 13,322
                                               ========
Net income per Unit ........................   $   0.46
                                               ========
Weighted average number of Units outstanding     28,726
                                               --------








The accompanying notes are an integral part of these consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    ( in thousands, except per Unit amounts)




                                             OCTOBER 1, 1995                      OCTOBER 1, 1995
                                                 THROUGH         MARCH 5, 1996         THROUGH
                                            SEPTEMBER 28, 1996      THROUGH         MARCH 4, 1996
                                                (COMBINED)      SEPTEMBER 28, 1996  (PREDECESSOR)
                                                ----------      ------------------  -------------

Revenues
     Propane ...............................   $ 641,679           $ 289,058         $ 352,621
     Other .................................      66,267              34,889            31,378
                                               ---------           ---------         ---------
                                                 707,946             323,947           383,999


Costs and expenses
     Cost of sales .........................     377,692             173,201           204,491
     Operating .............................     203,426             114,436            88,990
     Depreciation and amortization .........      35,862              21,046            14,816
     Selling, general and administrative
      expenses .............................      29,004              16,388            12,616
     Management fee ........................       1,290                 --              1,290
     Restructuring charge ..................       2,340               2,340               --
                                               ---------           ---------         ---------
                                                 649,614             327,411           322,203

Income (loss) before interest expense
  and income taxes .........................      58,332              (3,464)           61,796
Interest expense, net ......................      17,171              17,171               --
                                               ---------           ---------         ---------
Income (loss) before provision
  for income taxes .........................      41,161             (20,635)           61,796
Provision for income taxes .................      28,294                 147            28,147
                                               ---------           ---------         ---------
     Net income (loss) .....................   $  12,867           $ (20,782)        $  33,649
                                               =========           =========         =========

General Partner's interest in net loss .....                       $    (416)
                                                                   ---------
Limited Partners' interest in net loss .....                       $ (20,366)
                                                                   =========
Net loss per Unit ..........................                       $   (0.71)
                                                                   =========
Weighted average number of Units outstanding                          28,726
                                                                   ---------








The accompanying notes are an integral part of these consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              YEAR ENDED
                                                           -----------------------------------------------
                                                                             SEPTEMBER 28,   SEPTEMBER 30,
                                                              SEPTEMBER 27,      1996            1995
                                                                1997          (COMBINED)    (PREDECESSOR)
                                                           -------------     -------------  --------------
Cash flows from operating activities:
     Net income ..........................................   $  13,594          $  12,867      $  30,245
     Adjustments to reconcile net income to
      net cash provided by operations:
          Depreciation ...................................      29,718             28,920         27,746
          Amortization ...................................       7,589              6,942          6,309
          Restructuring charge ...........................       6,911              2,340           --
          (Gain) on disposal of property, plant
            and equipment ................................        (774)              (241)        (1,492)
     Changes in operating assets and liabilities,
       net of acquisitions and dispositions:
         Decrease/(increase) in accounts receivable ......       9,094            (13,976)         6,173
         Decrease/(increase) in inventories ..............       8,258             (3,510)         2,692
         (Increase)/decrease in prepaid expenses
            and other current assets .....................        (616)            (5,565)           693
          (Decrease)/increase in accounts payable ........      (2,945)            18,432            878
          (Decrease)/increase in accrued employment
           and benefit costs .............................      (5,031)             3,414         (1,199)
          Increase in accrued interest ...................          84              8,222           --
          Increase/(decrease) in other accrued liabilities        (112)             5,417         (4,362)
     Other noncurrent assets .............................      (1,138)            (2,872)        (1,372)
     Deferred credits and other noncurrent liabilities ...      (5,784)            (1,194)       (12,594)
                                                             ---------          ---------      ---------
               Net cash provided by operating activities .      58,848             59,196         53,717
                                                             ---------          ---------      ---------
Cash flows from investing activities:
      Capital expenditures ...............................     (24,888)           (25,885)       (21,359)
      Acquisitions .......................................      (1,880)           (28,529)        (5,817)
      Proceeds from the sale of property, plant
       and equipment .....................................       6,059              2,000          4,859
                                                             ---------          ---------      ---------
               Net cash used in investing activities .....     (20,709)           (52,414)       (22,317)
                                                             ---------          ---------      ---------
Cash flows from financing activities:
     Cash activity with parent, net ......................        --               25,799        (31,562)
     Proceeds from settlement with former parent .........        --                5,560           --
     Proceeds from debt placement ........................        --              425,000           --
     Proceeds from General Partner APU contribution ......      10,000               --             --
     Proceeds from Common Unit offering ..................        --              413,569           --
     Debt repayment ......................................        (299)              --             --
     Debt placement and credit agreement expenses ........        --               (6,224)          --
     Cash distribution to General Partner ................        --             (832,345)          --
     Partnership distribution ............................     (47,435)           (19,346)          --
                                                             ---------          ---------      ---------
       Net cash (used in) provided by financing activities     (37,734)            12,013        (31,562)
                                                             ---------          ---------      ---------
Net Increase (decrease) in cash and cash equivalents .....         405             18,795           (162)
Cash and cash equivalents at beginning of period .........      18,931                136            298
                                                             ---------          ---------      ---------
Cash and cash equivalents at end of period ...............   $  19,336          $  18,931      $     136
                                                             =========          =========      =========

Supplemental disclosure of cash flow information:
      Cash paid for interest .............................   $  32,836          $  10,550      $    --
                                                             =========          =========      =========

Non cash investing and financing activities
   Assets acquired by incurring note payable .............   $    --            $   3,528      $    --
                                                             =========          =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              OCTOBER 1, 1995                             OCTOBER 1, 1995
                                                                  THROUGH            MARCH 5, 1996            THROUGH
                                                            SEPTEMBER 28, 1996          THROUGH            MARCH 4, 1996
                                                                 (COMBINED)        SEPTEMBER 28, 1996       (PREDECESSOR)
                                                                 ----------        ------------------       -------------
Cash flows from operating activities:
     Net income (loss) .....................................   $  12,867               $ (20,782)             $  33,649
     Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operations:
          Depreciation .....................................      28,920                  16,887                 12,033
          Amortization .....................................       6,942                   4,159                  2,783
          Restructuring charge .............................       2,340                   2,340                    --
          (Gain) on disposal of property, plant and
            equipment ......................................        (241)                   (156)                   (85)
     Changes in operating assets and liabilities, net of
       acquisitions and dispositions:
          (Increase)/decrease in accounts receivable .......     (13,976)                 42,667                (56,643)
          (Increase)/decrease in inventories ...............      (3,510)                 (6,339)                 2,829
          (Increase) in prepaid expenses and
           other current assets ............................      (5,565)                 (3,691)                (1,874)
          Increase in accounts payable .....................      18,432                   9,097                  9,335
          Increase in accrued employment
           and benefit costs ...............................       3,414                   1,111                  2,303
          Increase in accrued interest .....................       8,222                   8,222                    --
          Increase/(decrease) in other accrued liabilities .       5,417                   8,947                 (3,530)
     Other noncurrent assets ...............................      (2,872)                 (1,669)                (1,203)
     Deferred credits and other noncurrent liabilities .....      (1,194)                  2,168                 (3,362)
                                                               ---------               ---------              ---------
         Net cash provided by (used in) operating activities      59,196                  62,961                 (3,765)
                                                               ---------               ---------              ---------

Cash flows from investing activities:
      Capital expenditures .................................     (25,885)                (16,089)                (9,796)
      Acquisitions .........................................     (28,529)                (15,357)               (13,172)
      Proceeds from the sale of property, plant
        and equipment ......................................       2,000                     997                  1,003
                                                               ---------               ---------              ---------
               Net cash used in investing activities .......     (52,414)                (30,449)               (21,965)
                                                               ---------               ---------              ---------
Cash flows from financing activities:
      Cash activity with parent, net .......................      25,799                      --                 25,799
      Proceeds from settlement with former parent ..........       5,560                   5,560                    --
      Proceeds from debt placement .........................     425,000                 425,000                    --
      Proceeds from Common Unit offering ...................     413,569                 413,569                    --
      Debt placement and credit agreement expenses .........      (6,224)                 (6,224)                   --
      Cash distribution to General Partner .................    (832,345)               (832,345)                   --
      Partnership distribution .............................     (19,346)                (19,346)                   --
                                                               ---------               ---------              ---------
         Net cash provided by (used in) financing activities      12,013                 (13,786)                25,799
                                                               ---------               ---------              ---------
Net increase in cash and cash equivalents ..................      18,795                  18,726                     69
Cash and cash equivalents at beginning of period ...........         136                     205                    136
                                                               ---------               ---------              ---------
Cash and cash equivalents at end of period .................   $  18,931               $  18,931              $     205
                                                               =========               =========              =========

Supplemental disclosure of cash flow information:
      Cash paid for interest ...............................   $  10,550               $  10,550              $     --
                                                               =========               =========              =========

Non cash investing and financing activities
    Assets acquired by incurring note payable ..............   $   3,528               $   3,528              $     --
                                                               =========               =========              =========



The accompanying notes are an integral part of these consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                                                              UNEARNED           TOTAL
                                  NUMBER OF UNITS                                 GENERAL     COMPENSATION      PARTNERS'
                               COMMON    SUBORDINATED    COMMON     SUBORDINATED  PARTNER    RESTRICTED UNITS   CAPITAL
                               ------    ------------    ------     ------------  -------    ----------------   -------

Balance at March 5, 1996          -            -            -            -            -                               -

Contribution in connection
with formation of the
Partnership and issuance
of Common Units                21,562        7,164    $ 150,488      $  49,890   $ 4,089                      $ 204,467

Partnership distribution                                (14,239)        (4,720)     (387)                       (19,346)

Grants under
Restricted Unit Plan                                      8,330                                    (8,330)           -

Amortization of  Restricted
Unit compensation                                            -                                       340            340

Net Loss                          -            -        (15,296)        (5,070)     (416)              -        (20,782)
                               ------    ------------    ------     ------------  -------    ----------------   -------
Balance at
September 28, 1996             21,562        7,164      129,283         40,100     3,286           (7,990)      164,679

Grants under
Restricted Unit Plan                                      4,313                                    (4,313)         -

Partnership distribution                                (43,125)        (3,582)     (728)                       (47,435)

Amortization of Restricted
Unit compensation                                                                                     401           401

APU Contribution
(100 Units)                                                                       10,000                         10,000

Net Income                        -            -         10,005          3,317       272               -         13,594
                               ------    ------------    ------     ------------  -------    ----------------   ---------
Balance at
September 27, 1997             21,562        7,164    $ 100,476       $ 39,835   $12,830        $ (11,902)     $ 141,239
                               ======       ======    =========     ============  =======    ================   =========








The accompanying notes are an integral part of these consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 27, 1997
                             (Dollars in thousands)

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

Suburban Propane GP, Inc. (the "General Partner") is a wholly-owned subsidiary of Millennium Petrochemicals Inc., ("Millennium Petrochemicals"), formerly Quantum Chemical Corporation ("Quantum") and serves as the general partner of the Partnership and the Operating Partnership. Both the General Partner and Millennium Petrochemicals are indirect wholly-owned subsidiaries of Millennium Chemicals Inc. ("Millennium") which was formed as a result of Hanson PLC's (the "Parent Company") demerger in October 1996. The General Partner holds a 1% general partner interest in the Partnership and a 1.0101% general partner interest in the Operating Partnership. In addition, the General Partner owns a 24.4% limited partner interest and a special limited partner interest in the Partnership. The limited partner interest is evidenced by 7,163,750 Subordinated Units and the special limited partner interest is evidenced by Additional Partnership Units ("APUs") (See Notes 4 and 14). The General Partner has delegated to the Partnership's Board of Supervisors all management powers over the business and affairs of the Partnership Entities that the General Partner possesses under applicable law.

The Partnership Entities are, and the Predecessor Company was, engaged in the retail and wholesale marketing of propane and related appliances and services. The Partnership believes it is the third largest retail marketer of propane in the United States, serving more than 700,000 active residential, commercial, industrial and agricultural customers from more than 350 customer service centers in over 40 states. The Partnership's operations are concentrated in the east and west coast regions of the United States. The retail propane sales volume of the Partnership was approximately 541 million gallons during the fiscal year ended September 27, 1997. Based on industry statistics, the
Partnership believes that its retail propane sales volume constitutes approximately 6% of the domestic retail market for propane.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The consolidated financial statements present the consolidated financial position, results of operations and cash flows of the Partnership Entities and the Predecessor Company. All significant intercompany transactions and accounts have been eliminated.

FISCAL PERIOD. The Partnership and the Predecessor Company's fiscal year ends on the last Saturday nearest to September 30. Because the Partnership commenced operations on the Closing Date, the accompanying statements of operations and cash flows present the consolidated results of operations and cash flows of the Partnership for the fiscal year ended September 27, 1997 and the period March 5, 1996 to September 28, 1996, and the results of operations and cash flows of the Predecessor Company for the period October 1, 1995 to March 4, 1996 and the fiscal year ended September 30, 1995. Solely for purposes of comparing the results of operations of the Partnership and the Predecessor Company for the years ended September 27, 1997, September 28, 1996 and September 30, 1995, the statement of operations for the year ended September 28, 1996 is comprised of the combined statements of operations of the Predecessor Company for the period October 1, 1995 to March 4, 1996 and the Partnership for the period March 5, 1996 to September 28, 1996.

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

Expenditures for maintenance and routine repairs are expensed as incurred.

GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and other intangible assets are comprised of the following:

                                                 SEPTEMBER 27,    SEPTEMBER 28,
                                                     1997             1996
                                                  --------          --------


     Goodwill                                     $266,212          $265,292
     Debt origination costs                          6,224             6,224
     Other, principally noncompete agreements        4,514             4,003
                                                  --------          --------
                                                   276,950           275,519
     Less: Accumulated amortization                 27,160            19,571
                                                  --------          --------
                                                  $249,790          $255,948
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

The Partnership periodically evaluates goodwill for impairment by calculating the anticipated future cash flows attributable to its operations. Such expected cash flows, on an undiscounted basis, are compared to the carrying values of the tangible and intangible assets, and if impairment is indicated, the carrying value of goodwill is adjusted. In the opinion of management, no impairment of goodwill exists.

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

For federal income tax purposes, the Predecessor Company was included in the consolidated tax return of a United States affiliate of the Parent Company. The Predecessor Company's tax assets, liabilities, expenses and benefits result from the tax effect of its transactions determined as if the Predecessor Company filed a separate income tax return. The Predecessor Company's income taxes were paid by an affiliate of the Parent Company in which income tax expense was credited through an intercompany account.

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

3. SUPPLEMENTAL UNAUDITED PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma condensed consolidated statements of operations for the years ended September 28, 1996 and September 30, 1995 were derived from the historical statements of operations of the Predecessor Company for the period October 1, 1994 through March 4, 1996 and the consolidated statement of operations of the Partnership from March 5, 1996 through September 28, 1996. The unaudited pro forma condensed consolidated statements of operations were prepared to reflect the effects of the Partnership formation as if it had been completed in its entirety as of October 1, 1994. However, these statements do not purport to present the results of operations of the Partnership had the Partnership formation actually been completed as of the beginning of the periods presented. In addition, the unaudited pro forma condensed consolidated financial statements of operations are not necessarily indicative of the results of future operations of the Partnership.

                                                            PRO FORMA
                                                  SEPTEMBER 28,    SEPTEMBER 30,
                                                      1996             1995
                                                  ------------     -------------
Revenues
  Propane                                          $ 641,679         $ 570,064
  Other                                               66,267            63,556
                                                   ---------         ---------
                                                     707,946           633,620
                                                   ---------         ---------
Cost and Expenses
  Cost of sales                                      377,692           318,896
  Operating                                          203,426           197,348
  Depreciation and amortization                       35,862            34,055
  Selling, general and administrative expenses        29,004            24,677
  Management fee                                       1,290             3,100
  Restructuring charge                                 2,340                 -
                                                   ---------         ---------
                                                     649,614           578,076
                                                   ---------         ---------

Income before interest expense and income taxes       58,332            55,544
Interest expense, net                                 31,197            32,045
                                                   ---------         ---------
Income before provision for income taxes              27,135            23,499
Provision for income taxes                               250               250
                                                   ---------         ---------
Net income                                         $  26,885         $  23,249
                                                   =========         =========

General Partner's interest in net income           $     538         $     465
                                                   ---------         ---------
Limited Partners' interest in net income           $  26,347         $  22,784
                                                   =========         =========
Net income per Unit                                $    0.92         $    0.79
                                                   =========         =========
Weighted average number of Units outstanding          28,726            28,726
                                                   =========         =========

Significant pro forma adjustments reflected in the above data include the following for each of the years presented:

   a. An adjustment to interest expense to reflect the interest expense associated with the Senior Notes and Bank Credit Facilities.

   b. The elimination of the provision for income taxes, as income taxes will be borne by the partners and not the Partnership, except for corporate income taxes related to the Service Company.

   c. The Partnership's management estimates that the incremental costs of operating as a stand-alone entity would have approximated the management fee paid to an affiliate of Hanson PLC. These incremental costs are estimated to be $1,290 and $3,100 for the years ended September 28, 1996 and September 30, 1995.

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

In accordance with the Distribution Support Agreement among the Partnership, the General Partner and Millennium, to enhance the Partnership's ability to distribute the Minimum Quarterly Distribution on the Common Units, the General Partner has agreed to contribute to the Partnership cash in exchange for APUs. This obligation to purchase APUs remains in effect through March 31, 2001. The General Partner's maximum contribution obligation is $43,600 or 436,000 APUs, and is limited to the number of Common Units issued on the initial public offering date plus common Units issued in connection with the related underwriters over-allotment option exercised in full (i.e., 21,562,500 Common Units). Issuance of additional Common Units will not cause an increase in the General Partner's maximum contribution obligation. A wholly-owned subsidiary of Millennium has unconditionally guaranteed the General Partner's APU contribution obligation.

The APUs represent non-voting, limited partner Partnership interests with a stated value per unit of $100. The APUs are not entitled to cash distributions or allocations of any items of Partnership income, gain, loss, deduction or credit.

The APUs are subject to quarterly mandatory redemption, in whole or in part, by the Partnership pursuant to the order of priority for distributions from Available Cash. During the Subordination Period, the APUs may only be redeemed after distributions of Available Cash have been made on the Minimum Quarterly Distribution on outstanding Common Units (including any arrearages), the related distribution on the General Partner interest (including any unpaid amounts of prior quarters), and the current quarter's Minimum Quarterly Distribution on outstanding Subordinated Units. After the Subordination Period, the APUs may only be redeemed after distributions of Available Cash have been made on the current quarter's Minimum Quarterly Distribution on outstanding Common Units and the current quarter's related distribution on the General Partner interest.

Upon dissolution of the Partnership, to the extent possible, the APUs will be redeemed only after the Common and Subordinated unitholders and the General Partner have received Unrecovered Capital, as defined by the partnership agreement.

In August 1997, the General Partner contributed $10,000 to the Partnership in exchange for 100,000 APUs. The proceeds were used to enhance the Partnership's ability to distribute the Minimum Quarterly Distribution to Common unitholders with respect to the third fiscal quarter of 1997.

See Note 14 for additional amounts contributed by the General Partner in exchange for APUs with respect to the fourth fiscal quarter of 1997.

5. RELATED PARTY TRANSACTIONS

The Predecessor Company was provided management, treasury, insurance, employee benefits, tax and accounting services by an affiliate of the former Parent Company. As consideration for the services provided by the affiliate, the Predecessor Company was charged an annual management fee based on a percentage of revenue. In the opinion of management, the management fee allocation represented a reasonable estimate of the cost of services provided by the affiliate on behalf of the Predecessor Company. However, the fee was not necessarily indicative of the level of expenses which might have been incurred by the Predecessor Company operating on a stand-alone basis. Management fees for the period October 1, 1995 to March 4, 1996 and the year ended September 30, 1995 were $1,290 and $3,100 respectively.

Pursuant to the Contribution, Conveyance and Assumption Agreement dated as of March 4, 1996, between Millennium Petrochemicals and the Partnership (the "Contribution Agreement"), Millennium Petrochemicals retained ownership of the Predecessor Company's accounts receivable, net of allowance for doubtful accounts, as of the Closing Date. The Partnership retained from the net proceeds of the Common Unit offering cash in an amount equal to the net book value of such accounts receivable. In accordance with the Contribution Agreement, the Partnership agreed to collect such accounts receivable on behalf of Millennium Petrochemicals which amounted to $97,700 as of the Closing Date. As of September 28, 1996, the Operating Partnership had satisfied its obligation to Millennium Petrochemicals under such arrangement.

The Predecessor was provided computerized information services by Quantum under an agreement which terminates on March 31, 1998. Charges related to these services, included in selling, general and administrative expenses in the accompanying statements of operations, were $148 and $1,731 for the period October 1, 1995 to March 4, 1996 and the year ended September 30, 1995, respectively.

Pursuant to a Computer Services Agreement (the "Services Agreement") dated as of the Closing Date between Millennium Petrochemicals and the Partnership, Millennium Petrochemicals permits the Partnership to utilize Millennium Petrochemicals' mainframe computer for the generation of customer bills, reports and information regarding the Partnership's retail sales. For the year ended
September 27, 1997 and the seven months ended September 28, 1996, the Partnership incurred expenses of $384 and $218, respectively, under the Services Agreement.

6.  SELECTED BALANCE SHEET INFORMATION

Inventories consist of:

                                         SEPTEMBER 27,        SEPTEMBER 28,
                                            1997                  1996
                                         -------------        -------------


            Propane                         $ 27,753              $ 36,213
            Appliances                         4,162                 3,960
                                            --------              --------
                                            $ 31,915              $ 40,173
                                            ========              ========


The Partnership enters into contracts to buy propane for supply purposes. Such contracts generally have terms of less than one year, with propane costs based on market prices at the date of delivery.

Property, plant and equipment consist of:

                                           SEPTEMBER 27,          SEPTEMBER 28,
                                                1997                   1996
                                          ---------------         -------------


  Land and improvements                       $  29,345              $  29,462
  Buildings and improvements                     46,785                 43,909
  Transportation equipment                       56,532                 48,470
  Storage facilities                             24,008                 16,836
  Equipment, primarily tanks and cylinders      323,382                321,323
                                              ---------              ---------
                                                480,052                460,000
  Less: accumulated depreciation                115,705                 85,987
                                              ---------              ---------
                                              $ 364,347              $ 374,013
                                              =========              =========

7.  LONG-TERM DEBT AND BANK CREDIT FACILITIES

Long-term debt consists of:
                                                SEPTEMBER 27,    SEPTEMBER 28,
                                                    1997             1996
                                                -------------    -------------
        Senior Notes, 7.54%, due
          June 30, 2011                           $ 425,000        $ 425,000
        Note Payable, 8%, due
          in Annual Installments through 2006         3,229            3,528
                                                  ---------        ---------
                                                    428,229          428,528
                  Less:  current portion                259              299
                                                  ---------        ---------
                                                  $ 427,970        $ 428,229
                                                  =========        =========

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

At September 27, 1997, the Bank Credit Facilities consisted of a $100,000 acquisition facility (the "Acquisition Facility") and a $75,000 working capital facility (the "Working Capital Facility"). The Operating Partnership's obligations under the Bank Credit Facilities are unsecured on an equal and ratable basis with the Operating Partnership's obligations under the Senior Notes. The Bank Credit Facilities bear interest at a rate based upon either
LIBOR, Chemical Bank's prime rate or the Federal Funds effective rate plus 1/2 of 1% and in each case, plus a margin. In addition, an annual fee (whether or not borrowings occur), is payable quarterly ranging from 0.125% to 0.375% based upon certain financial tests.

On September 30, 1997, the Partnership amended and restated its Bank Credit Facilities. The amended agreement provides for a $75,000 working capital facility and a $25,000 acquisition facility. The Operating Partnership's obligations, under the terms of the new agreement, will continue to be unsecured on an equal and ratable basis with the Operating Partnership's obligations under the Senior Notes. Borrowings under the amended agreement will bear interest at a rate based upon either LIBOR plus a margin, First Union National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .20% to .25% based upon certain financial tests will be payable quarterly whether or not borrowings occur. The new agreement expires September 30, 2000.

No amounts were outstanding under the Bank Credit Facilities as of September 27, 1997 and as of September 28, 1996.

The fair value of the Partnership's long-term debt is estimated based on the current rates offered to the Partnership for debt of the same remaining maturities. The carrying value of the Partnership's long-term debt approximates its fair market value.

The Senior Note Agreement and Bank Credit Facilities contain various restrictive and affirmative covenants applicable to the Operating Partnership, including (a) maintenance of certain financial tests, (b) restrictions on the incurrence of additional indebtedness, and (c) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.

For the year ended September 27, 1997 and the period March 5, 1996 to September 28, 1996, interest expense was $34,330 and $18,772, respectively.

8.    RESTRICTED UNIT PLAN

In 1996, the Partnership adopted the 1996 Restricted Unit Award Plan (the "Restricted Unit Plan") which authorizes the issuance of Common Units with an aggregate value of $15,000 (731,707 Common Units valued at the initial public offering price of $20.50 per Unit) to executives, managers and Elected Supervisors of the Partnership. Units issued under the Restricted Unit Plan are subject to a bifurcated vesting procedure such that (a) twenty-five percent of the issued Units will vest over time with one-third of such units vesting at the end of each of the third, fifth and seventh anniversaries of the issuance date, and (b) the remaining seventy-five percent of the Units will vest automatically upon, and in the same proportions as, the conversion of Subordinated Units to Common Units. Restricted Unit Plan participants are not eligible to receive quarterly distributions or vote their respective Units until vested. Restrictions generally limit the sale or transfer of the Units during the restricted periods. The value of the restricted Unit is established by the market price of the Common Unit at the date of grant. Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plan.

Following is a summary of activity in the Restricted Unit Plan:

                                               UNITS            VALUE PER UNIT
                                             ---------          --------------

       OUTSTANDING, MARCH 5, 1996                 -                    -

       Awarded                                388,533                $20.50
                                            ---------               -------

       OUTSTANDING, SEPTEMBER 28, 1996        388,533                $20.50

       Awarded                                364,634            $18.41 - $21.63
       Forfeited                             (119,019)               $20.50
                                            ---------            ---------------

       OUTSTANDING, SEPTEMBER 27, 1997        634,148            $18.41 - $21.63
                                            =========            ===============


For the year ended September 27, 1997 and the seven months ended September 28, 1996, the Partnership amortized $401 and $340 respectively, of unearned compensation.

9.    PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Concurrent with the Partnership formation, employees of the Predecessor Company became employees of the Partnership and the Partnership assumed the Predecessor Company's employee-related liabilities.

DEFINED BENEFIT PLANS

Prior to the Partnership formation, employees of the Predecessor Company participated in two noncontributory defined benefit pension plans with contributions being made by Millennium Petrochemicals and the assets being maintained in the Hanson America Inc. Master Trust. Subsequent to the Partnership formation, the two defined benefit plans were merged and the plan assets were transferred into a separate trust maintained by the Partnership. The trusts' assets consist primarily of common stock, fixed income securities and real estate. As of September 28, 1996 the trust maintained by the Partnership included Hanson ordinary shares which, at market value, comprised 1.9% of the trust assets.

The benefits for the plan are based on years of service and the employee's salary at or near retirement. Contributions to the defined benefit plan are made by the Partnership in accordance with the Employee Retirement Income Security Act of 1974 minimum funding standards plus additional amounts which may be determined from time-to-time.

The following table sets forth the plan's actuarial assumptions:

                                                 SEPTEMBER 27,     SEPTEMBER 28,
                                                     1997              1996
                                                 -------------     -------------
  Weighted-average discount rate                       7.25%             7.75%
  Average rate of compensation increase                4.25%             4.25%
  Weighted-average expected long-term rate of
  return on plan assets                                 9.0%              9.0%


The following table sets forth the plan's funded status and net prepaid pension cost:

                                                  SEPTEMBER 27,    SEPTEMBER 28,
                                                      1997             1996
                                                  -------------    -------------
  Actuarial present value of benefit obligation
    Vested benefit obligation                        $137,872         $ 122,786
    Non-vested benefit obligation                       6,142             5,859
                                                  -----------      ------------
    Accumulated benefit obligation                   $144,014         $ 128,645
                                                  ===========      ============

  Projected benefit obligation                       $161,700         $ 140,535
  Plan assets at fair value                           198,594           172,773
                                                  -----------      ------------

  Plan assets in excess of projected
     benefit obligation                                36,894            32,238
  Unrecognized prior service cost                      (1,067)               -
  Unrecognized net loss                                12,771            15,276
                                                  -----------      ------------
      Net prepaid pension cost                       $ 48,598         $  47,514
                                                  ===========      ============

The net periodic pension income includes the following:

                                                        PERIOD            PERIOD          YEAR ENDED
                                      YEAR ENDED     MARCH 5, 1996    OCTOBER 1, 1995    SEPTEMBER 30,
                                     SEPTEMBER 27,  TO SEPTEMBER 28,  TO MARCH 4, 1996       1995
                                         1997            1996          (PREDECESSOR)    (PREDECESSOR)
                                     ------------   ----------------  ----------------  --------------
  Service cost-benefits earned
   during the period                   $   4,504        $   2,616       $   1,869          $  4,322
  Interest cost on projected benefit
   obligation                             10,364            5,748           4,106             9,308
  Actual return on plan assets           (41,491)         (10,233)         (7,310)          (14,180)
  Net amortization and deferral           25,540              310             221                --
                                       ---------       ----------       ---------          --------
      Net periodic pension income      $  (1,083)       $  (1,559)      $  (1,114)         $   (550)
                                       =========       ==========       =========          ========

DEFINED CONTRIBUTION PENSION PLANS

The  Partnership  has  defined   contribution  plans  covering  most  employees.
Contributions and costs are a percent of the participating employees' compensation. These amounts totaled $1,828, $1,103, $788 and $1,774 for the year ended September 27, 1997, the seven months ended September 28, 1996, the five months ended March 4, 1996 and the year ended September 30, 1995, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Partnership provides postretirement health care and life insurance benefits for certain retired employees. The Partnership employees hired prior to July 1993 are eligible for such benefits if they reach a specified retirement age while working for the Partnership.

The Partnership does not fund its postretirement benefit plan. The following table presents the plan's accrued postretirement benefit cost included in the accompanying balance sheets at September 27, 1997 and September 28, 1996:

                                               SEPTEMBER 27,      SEPTEMBER 28,
                                                   1997               1996
                                               -------------      -------------

   Retirees                                       $  71,088         $  76,769
   Fully eligible active plan participants            7,639             2,160
   Other active plan participants                    18,797            11,776
                                                  ---------         ---------

   Accumulated postretirement benefit obligation     97,524            90,705
   Unrecognized net loss                            (11,550)           (5,660)
                                                  ---------         ---------
   Accrued postretirement benefit cost               85,974            85,045
   Less:  current portion                             4,078             3,671
                                                  ---------         ---------

   Noncurrent liability                           $  81,896         $  81,374
                                                  =========         =========

The net periodic postretirement benefit cost includes the following components:


                                                                                               YEAR ENDED
                                     YEAR ENDED     PERIOD MARCH 5, 1996   PERIOD OCTOBER 1,    SEPTEMBER 30,
                                    SEPTEMBER 27,     TO SEPTEMBER 28,     1995 TO MARCH 4,         1995
                                        1997               1996            1996(PREDECESSOR)    (PREDECESSOR)
                                    -------------   --------------------   -----------------    -------------
  Service cost                        $   811            $   473                $  338              $  730
  Interest cost                         3,074                918                   656               1,174
                                      -------            -------                ------              ------

        Net periodic postretirement
        benefit cost                  $ 3,885            $ 1,391                $  994              $1,904
                                      =======            =======                ======              ======

The accumulated postretirement benefit obligation was based on a 10% and 11% increase in the cost of covered health care benefits for 1997 and 1996, respectively. This rate is assumed to decrease gradually to 6% in 2003 and to remain at that level thereafter. Increasing the assumed health care cost trend rates by 1.0% in each year would increase the Partnership's accumulated postretirement benefit obligation as of September 27, 1997 by $4,097 and the aggregate of service and interest components of net periodic postretirement benefit cost for the year ended September 27, 1997 by $14.

The   weighted-average   discount  rate  used  in  determining  the  accumulated
postretirement benefit obligation was 7.5% and 8% at September 27, 1997 and September 28, 1996, respectively.

10.  RESTRUCTURING CHARGE

In March 1997, the Partnership announced that it was evaluating certain long-term cost reduction strategies and organizational changes. As a result of this effort, the Partnership reorganized its product procurement and logistics group, redesigned its fleet and maintenance, field and corporate office organizations, and identified facilities to be closed and impaired assets whose carrying amounts would not be recovered. In support of this effort in June 1997, the Partnership recorded a restructuring charge of $6,911, which included the following:

  Severance, other employee benefits and facility closure costs       $5,076
  Impaired asset write-down                                            1,835
                                                                      ------
                                                                      $6,911
                                                                      ======

In fiscal 1996, the Partnership reorganized its corporate office and terminated certain employees. As a result of this action, the Partnership recorded a $2,340 restructuring charge, comprised of severance and employee benefit costs.

At September 27, 1997, the remaining accruals related to the restructuring charges totaled $4,566. For the year, cash expenditures totaled $4,285.

11.  PREDECESSOR EQUITY

The predecessor equity account reflects the Predecessor Company's activity between an affiliate of the former Parent Company for the period October 1, 1995 to March 4, 1996 and for the year ended September 30, 1995.

An analysis of the predecessor equity is as follows:

                                             PERIOD OCTOBER 1,     YEAR ENDED
                                             1995 TO MARCH 4,     SEPTEMBER 30,
                                                 1996                 1995
                                             -----------------    -------------

  Beginning balance                              $558,235            $559,552
                                                 --------            --------
  Net income                                       33,649              30,245
                                                 --------            --------
  Cash transfers, net                             (26,236)            (99,845)
  Amounts paid or accrued by parent on
      behalf of the Predecessor Company,
      net                                          52,035              68,283
                                                 --------            --------
         Cash activity with parent, net            25,799             (31,562)
                                                 --------            --------
         Ending balance                          $617,683            $558,235
                                                 ========            ========

The predecessor equity account was non-interest bearing with no repayment terms and included $449,749 and $265,625 in intercompany payables at March 4, 1996 and September 30, 1995, respectively.

12. INCOME TAXES

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

The provision for income taxes consists of the following:

                                         PERIOD OCTOBER 1,        YEAR ENDED
                                         1995  TO MARCH 4,       SEPTEMBER 30,
                                             1996                    1995
                                         -----------------       -------------
     Current:
        Federal                              $20,516                 $18,458
        State                                  5,809                   5,216
                                            --------                --------
                                             $26,325                 $23,674
     Deferred                                  1,822                   1,625
                                            --------                --------
         Total provision for income taxes    $28,147                 $25,299
                                            ========                ========

A reconciliation of the statutory federal tax rate to the Predecessor Company's effective tax rate follows:

                                                  PERIOD           YEAR ENDED
                                             OCTOBER 1, 1995      SEPTEMBER 30,
                                             TO MARCH 4, 1996         1995
                                             ----------------     -------------

      Statutory federal tax rate                   35.0%              35.0%
      Difference in tax rate due to:
         State income taxes, net of federal
           income tax benefit                       6.0%               6.0%
         Goodwill                                   4.1%               4.1%
         Other, net                                 0.5%               0.5%
                                                --------            -------
      Effective tax rate                           45.6%              45.6%
                                                ========            =======

13. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Partnership leases certain property, plant and equipment for various periods under noncancelable leases. Rental expense under operating leases was $14,995, $7,844, $5,603 and $11,563 for the year ended September 27, 1997, the seven months ended September 28, 1996, the five months ended March 4, 1996 and the year ended September 30, 1995, respectively.

Future minimum rental commitments under noncancelable operating lease agreements as of September 27, 1997 are as follows:

     FISCAL YEAR
     1998                                                     $11,333
     1999                                                       6,765
     2000                                                       3,701
     2001                                                       3,126
     2002   and thereafter                                      7,948

CONTINGENCIES

As discussed in Note 2, the Partnership is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At September 27, 1997 and September 28, 1996, accrued insurance liabilities amounted to $23,748 and $24,736, respectively, representing the total estimated losses under these self-insurance programs. These liabilities represent the gross estimated losses as no claims or lawsuits, individually or in the aggregate, were estimated to exceed the Partnership's deductibles and its insurance policies.

The Partnership is also involved in various legal actions which have arisen in the normal course of business, including those relating to commercial transactions and product liability. It is the opinion of management, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership's financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insurance claims.

14.  SUBSEQUENT EVENTS

In November 1997, the General Partner contributed $12,000 to the Partnership in exchange for an additional 120,000 APUs. Such contributions were used to enhance the Partnership's ability to distribute the Minimum Quarterly Distribution to Common Unitholders with respect to the fourth fiscal quarter of 1997.

On December 22, 1997, the Partnership sold its ownership interest in the Dixie Pipeline Company to Shell Western E&P, Inc. and Conoco Pipe Line Company for net cash proceeds of approximately $13 million and realized a gain of approximately $5 million.

INDEX TO FINANCIAL STATEMENT SCHEDULES
SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                                                                         PAGE
                                                                         ----
Schedule 11    Valuation and Qualifying Accounts for the year
               ended September 27, 1997,  the period March 5,
               1996 through  September  28, 1996, October  1,
               1995  through  March 4,  1996 and for the year
               ended September 30, 1995                                  S-2

                                                                     SCHEDULE II

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                    BALANCE AT  CHARGED               DEDUCTIONS   BALANCE
                                    BEGINNING   TO COST/    OTHER      (AMOUNTS    AT END
                                    OF PERIOD   EXPENSES  ADDITIONS  CHARGED OFF)  OF PERIOD
                                    ---------   --------  ---------  ------------  ---------

YEAR ENDED SEPTEMBER 30, 1995
-----------------------------

Allowance for doubtful accounts ...   $ 3,462   $ 3,140   $      --    $ (3,440)    $ 3,162
                                      =======   =======   =========    ========     =======

Accumulated amortization:
  Goodwill ........................   $ 6,250   $ 6,309   $      --    $   --       $12,559
  Other intangibles ...............   $  --     $    70   $      --    $   --       $    70
                                      -------   -------   ---------    --------     -------
                  Total ...........   $ 6,250   $ 6,379   $      --    $   --       $12,629
                                      =======   =======   =========    ========     =======


OCTOBER 1, 1995 TO MARCH 4, 1996
--------------------------------

Allowance for doubtful accounts ...   $ 3,162   $ 1,510   $      --    $ (1,510)    $ 3,162
                                      =======   =======   =========    ========     =======

Accumulated amortization:
  Goodwill ........................   $12,559   $ 2,714   $      --    $   --       $15,273
  Other intangibles ...............   $    70   $    69   $      --    $   --       $   139
                                      -------   -------   ---------    --------     -------
                  Total ...........   $12,629   $ 2,783   $      --    $   --       $15,412
                                      =======   =======   =========    ========     =======


MARCH 5, 1996 TO SEPTEMBER 28, 1996
-----------------------------------

Allowance for doubtful accounts ...   $ 3,162   $ 1,790   $      --    $ (1,640)    $ 3,312
                                      =======   =======   =========    ========     =======

Accumulated amortization:
  Goodwill ........................   $15,273   $ 3,716   $      --    $   --       $18,989
  Other intangibles ...............   $   139   $   443   $      --    $   --       $   582
                                      -------   -------   ---------    --------     -------
                  Total ...........   $15,412   $ 4,159   $      --    $   --       $19,571
                                      =======   =======   =========    ========     =======


YEAR ENDED SEPTEMBER 27, 1997
-----------------------------

Allowance for doubtful accounts ...   $ 3,312   $ 4,569   $      --    $ (5,199)    $ 2,682
                                      =======   =======   =========    ========     =======

Accumulated amortization:
  Goodwill ........................   $18,989   $ 6,644   $      --    $   --       $25,633
  Other intangibles ...............   $   582   $   945   $      --    $   --       $ 1,527
                                      -------   -------   ---------    --------     -------
                  Total ...........   $19,571   $ 7,589   $      --    $   --       $27,160
                                      =======   =======   =========    ========     =======



                                                                   EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-10197) of Suburban Propane Partners, L.P. of our reports dated October 22, 1997 appearing on pages F-2 and F-3 of this Annual Report on Form 10-K. We also consent to the application of such reports to the Financial Statement Schedule listed under Item 14(a) 2 of this Form 10-K when such schedule is read in conjunction with the financial statements referred to in our reports. The audits referred to in such reports also included this schedule.



PRICE WATERHOUSE LLP
Morristown, NJ
December 22, 1997