Form 10-Q
period 1997-12-27
SUBURBAN PROPANE PARTNERS LP
filed 1998-02-09
CIK 1005210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 27, 1997
                               -----------------
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 16 OF THE SECURITIES
         EXCHANGE ACT OF 1934

for the transition period from ______ to ______

Commission File Number:  1-14222
                         -------

                         SUBURBAN PROPANE PARTNERS, L.P.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                             22-3410353
------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification No.)

240 ROUTE 10 WEST,         WHIPPANY, NJ      07981
------------------------------------------------------------------------
(Address of principal executive office)     (Zip Code)

(973)887-5300
------------------------------------------------------------------------
(Registrant's telephone number, including area code)


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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 27, 1997:

Suburban Propane Partners, L.P. - 21,562,500  Common Units
                                -  7,163,750  Subordinated Units

This Report contains a total of 16 pages.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

Part 1 Financial Information                                              PAGE
                                                                          ----
       Item 1 - Financial Statements

        SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
        ------------------------------------------------

         Condensed Consolidated Balance Sheets as of  December 27, 1997      3
         and September 27, 1997

         Condensed Consolidated Statements of Operations for the three
         months ended December 27, 1997 and December 28, 1996                4

         Condensed Consolidated Statements of Cash Flows for the
         three months ended December 27, 1997 and December 28, 1996          5

         Condensed Consolidated Statement of Partners' Capital
         for the three months ended December 27, 1997                        6

          Notes to Condensed Consolidated Financial Statements            7-11

       Item 2 - Management's Discussion and Analysis of  Financial
                Condition and Results of Operations                      12-14

Part 2 Other Information
       Item 5 - Other                                                       15
       Item 6 - Exhibits and Reports on Form 8-K                            15

       Signatures                                                           16



DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-Q which relate to the Partnership's expectations or predictions are or may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. The Partnership's actual results may differ materially from those contained in any such forward-looking statements depending on a number of factors, risks and uncertainties, some of which are outside the Partnership's control, including the unit cost of propane, weather, continued control of expenses, customer retention and regulatory developments.



                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                    DECEMBER 27,     SEPTEMBER 27,
                                                                        1997             1997
                                                                     (UNAUDITED)      (AUDITED)
                                                                    ------------    -------------
ASSETS
Current assets:
     Cash and cash equivalents ...................................   $  37,612        $  19,336
     Accounts receivable, less allowance for
        doubtful accounts of $3,182 and $2,682, respectively......      76,995           45,927
     Inventories .................................................      30,052           31,915
     Prepaid expenses and other current assets ...................       3,747            7,183
                                                                     ---------        ---------
          Total current assets ...................................     148,406          104,361
Property, plant and equipment, net ...............................     358,777          364,347
Net prepaid pension cost .........................................      48,808           48,598
Goodwill and other intangible assets, net ........................     250,745          249,790
Other assets .....................................................       1,430            9,311
                                                                     ---------        ---------
          Total assets ...........................................   $ 808,166        $ 776,407
                                                                     =========        =========


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable ............................................   $  37,148        $  37,785
     Accrued employment and benefit costs ........................      18,591           19,957
     Accrued insurance ...........................................       4,980            5,280
     Customer deposits and advances ..............................      10,958           12,795
     Accrued interest ............................................      16,350            8,306
     Other current liabilities ...................................      12,756           12,578
                                                                     ---------        ---------
          Total current liabilities ..............................     100,783           96,701
Long-term debt ...................................................     428,176          427,970
Postretirement benefits obligation ...............................      81,196           81,896
Accrued insurance ................................................      18,185           18,468
Other liabilities ................................................      10,417           10,133
                                                                     ---------        ---------
          Total liabilities ......................................     638,757          635,168
Partners' capital:
     Common Unitholders ..........................................     111,436          100,476
     Subordinated Unitholder .....................................      46,399           39,835
     General Partner .............................................      25,223           12,830
     Unearned compensation .......................................     (13,649)         (11,902)
                                                                     ---------        ---------
          Total partners' capital ................................     169,409          141,239
                                                                     ---------        ---------

          Total liabilities and partners' capital ................   $ 808,166        $ 776,407
                                                                     =========        =========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    ( in thousands, except per unit amounts)
                                   (unaudited)

                                                                Three Months Ended
                                                     December 27, 1997   December 28, 1996
                                                     -----------------   -----------------

Revenues
     Propane ........................................   $ 182,905             $ 224,557
     Other ..........................................      21,981                21,471
                                                        ---------             ---------
                                                          204,886               246,028


Costs and expenses
     Cost of sales ..................................     105,657               148,094
     Operating ......................................      52,044                54,725
     Depreciation and amortization ..................       9,292                 9,281
     Selling, general and administrative expenses ...       7,958                 8,028
     Gain on sale of investment in Dixie Pipeline Co.      (5,090)                    0
                                                        ---------             ---------
                                                          169,861               220,128

Income from operations ..............................      35,025                25,900
Interest expense, net ...............................       8,108                 8,498
                                                        ---------             ---------
Income before provision for income taxes ............      26,917                17,402
Provision for income taxes ..........................          16                    64
                                                        ---------             ---------
     Net income .....................................   $  26,901             $  17,338
                                                        =========             =========

General Partner's interest in net income ............   $     538             $     347
                                                        ---------             ---------
Limited Partners' interest in net income ............   $  26,363             $  16,991
                                                        =========             =========
Net income per Unit .................................   $    0.92             $    0.59
                                                        =========             =========
Weighted average number of Units outstanding ........      28,726                28,726
                                                        ---------             ---------










The accompanying notes are an integral part of these condensed consolidated financial statements.


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                       Three Months Ended   Three Months Ended
                                                                          December 27,         December 28,
                                                                              1997                 1996
                                                                       ------------------   ------------------
Cash flows from operating activities:
     Net income ........................................................   $ 26,901             $ 17,338
     Adjustments to reconcile net income to net cash
      provided by (used in) operations:
          Depreciation .................................................      7,360                7,395
          Amortization .................................................      1,932                1,886
          Gain on disposal of investment ...............................     (5,090)                   0
          Gain on disposal of property, plant and
            equipment ..................................................       (401)                (382)
     Changes in operating assets and liabilities, net of
       acquisitions and dispositions:
         (Increase) in accounts receivable .............................    (31,068)             (55,209)
         Decrease/(increase) in inventories ............................      1,863              (16,839)
         Decrease in prepaid expenses and
           other current assets ........................................      3,436                  820
         (Decrease)/increase in accounts payable .......................       (637)              18,085
         (Decrease) in accrued employment
           and benefit costs ...........................................     (1,171)              (2,609)
          Increase in accrued interest .................................      8,044                8,072
         (Decrease)  in other accrued liabilities ......................     (1,959)              (1,248)
     Other noncurrent assets ...........................................       (333)                (348)
     Deferred credits and other noncurrent liabilities .................       (493)              (3,526)
                                                                           --------           ----------
               Net cash provided by (used in) operating activities .....      8,384              (26,565)
                                                                           --------           ----------
Cash flows from investing activities:
      Capital expenditures .............................................     (3,070)              (8,762)
      Acquisitions .....................................................     (3,693)                (694)
      Proceeds from sale of investment .................................     13,090                    0
      Proceeds from sale of property, plant and equipment, net .........      2,491                2,036
                                                                           --------           ----------
               Net cash provided by (used in) investing activities .....      8,818               (7,420)
                                                                           --------           ----------
Cash flows from financing activities:
      Short-term borrowings, net .......................................          0               49,000
      Proceeds from General Partner APU contribution ...................     12,000                    0
      Partnership distribution .........................................    (10,926)             (14,656)
                                                                           --------           ----------
               Net cash provided by financing activities ...............      1,074               34,344
                                                                           --------           ----------
Net increase in cash and cash equivalents ..............................     18,276                  359
Cash and cash equivalents at beginning of period .......................     19,336               18,931
                                                                           --------           ----------
Cash and cash equivalents at end of period .............................   $ 37,612             $ 19,290
                                                                           ========           ==========

Supplemental disclosure of cash flow information:
      Cash paid for interest ...........................................   $    168             $    168
                                                                           ========           ==========
Non-cash investing and financing activities
      Assets acquired by incurring note payable ........................   $    250             $      0
                                                                           ========           ==========



The accompanying notes are an integral part of these condensed consolidated financial statements.


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                            UNEARNED        TOTAL
                                           NUMBER OF UNITS                                   GENERAL      COMPENSATION     PARTNERS'
                                        COMMON     SUBORDINATED    COMMON   SUBORDINATED     PARTNER    RESTRICTED UNITS   CAPITAL
                                        ------     ------------    ------   ------------     -------    ----------------   --------

Balance at September 27, 1997 ........  21,562         7,164     $100,476     $ 39,835       $ 12,830      $ (11,902)     $ 141,239

Grants under Restricted Unit
Plan .................................                              1,942                                     (1,942)

Partnership distribution .............                            (10,781)                       (145)                      (10,926)

Amortization of Restricted Unit
compensation .........................                                                                           195            195

APU contribution
(120 Units) ..........................                                                         12,000                        12,000

Net income ...........................     --           --         19,799        6,564            538             --         26,901
                                       -------    -------------  --------    -----------   ----------    ---------------  ---------

Balance at December 27, 1997 .........  21,562         7,164     $111,436     $ 46,399      $  25,223      $ (13,649)     $ 169,409
                                       =======    =============  ========    ===========   ==========    ===============  =========


















The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 27, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


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

Suburban Propane GP, Inc. (the "General Partner") is a wholly-owned subsidiary of Millennium Petrochemicals Inc., ("Millennium Petrochemicals"), formerly Quantum Chemical Corporation, and serves as the general partner of the Partnership and the Operating Partnership. Both the General Partner and Millennium Petrochemicals are indirect wholly-owned subsidiaries of Millennium Chemicals Inc. ("Millennium"), which was formed as a result of Hanson PLC's demerger in October 1996. Millennium is a Security and Exchange Commission registrant which files periodic reports. Millennium's annual report on Form 10-K for the fiscal year ended December 31, 1996 has been filed (Commission File Number 1-12091). The General Partner holds a 1% general partner interest in the Partnership and a 1.0101% general partner interest in the Operating Partnership. In addition, the General Partner owns a 24.4% limited partner interest and a special limited partner interest in the Partnership. The limited partner interest is evidenced by 7,163,750 Subordinated Units and the special limited partner interest is evidenced by 220,000 Additional Partnership Units ("APUs"). The General Partner has delegated to the Partnership's Board of Supervisors all management powers over the business and affairs of the Partnership Entities that the General Partner possesses under applicable law.

2.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         --------------------------------------------------------------------

BASIS OF PRESENTATION. The condensed consolidated financial statements include the accounts of the Partnership Entities. All significant intercompany transactions and accounts have been eliminated . The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. They include all adjustments which the Partnership considers necessary for a fair statement of the results for the interim period presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997, including management's discussion of financial results contained therein. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Accumulated depreciation at December 27, 1997 and September 27, 1997 was $123,065 and $115,705, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and other intangible assets are comprised of the following:
                                          DECEMBER 27, 1997  SEPTEMBER 27, 1997
                                          -----------------  ------------------

Goodwill ...............................       $268,545           $266,212
Debt origination costs .................          6,224              6,224
Other, principally noncompete agreements          5,065              4,514
                                               --------           --------
                                                279,834            276,950
Less:  Accumulated amortization ........         29,089             27,160
                                               --------           --------
                                               $250,745           $249,790
                                               ========           ========

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

3.       DISTRIBUTIONS OF AVAILABLE CASH
         -------------------------------

The Partnership will make distributions to its partners 45 days after the end of each fiscal quarter in an aggregate amount equal to its Available Cash for such quarter. Available Cash generally means all cash on hand at the end of the fiscal quarter less cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. In accordance with the Distribution Support Agreement among the Partnership, the General Partner and Millennium, to enhance the Partnership's ability to distribute the Minimum Quarterly Distribution on the Common Units, the General Partner has agreed to contribute to the Partnership cash in exchange for APUs. The APUs represent non-voting, limited partner Partnership interests with a stated value per unit of $100. The APUs are not entitled to cash distributions or allocations of any items of Partnership income, gain, loss, deduction or credit. On November 6, 1997 the General Partner contributed $12,000 to the Partnership in exchange for 120,000 additional APUs. The Partnership used the contribution to pay the Minimum Quarterly Distributions on all outstanding Common Units for the quarter ended September 27, 1997 on November 10, 1996. The Partnership did not make a quarterly distribution on its Subordinated Units (which are held by the General Partner) for said fiscal quarter. At December 27, 1997, the General Partner has contributed a total of $22,000 or 220,000 APUs and has a remaining maximum contribution obligation of $21,600 or 216,000 APUs under the Distribution Support Agreement.

4.       RELATED PARTY TRANSACTIONS
         --------------------------

Pursuant to a Computer Services Agreement (the "Services Agreement") dated as of the Closing Date between Millennium Petrochemicals and the Partnership, Millennium Petrochemicals permits the Partnership to utilize Millennium Petrochemicals' mainframe computer for the generation of customer bills, reports and information regarding the Partnership's retail sales. For the three months ended December 27, 1997, the Partnership incurred expenses of $101 under the Services Agreement. Millennium Petrochemicals has notified the Partnership of its intention to terminate the Services Agreement on or about March 31, 1998.

5.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

The Partnership leases certain property, plant and equipment for various periods under noncancelable leases. Rental expense under operating leases was $3,920 for the three months ended December 27, 1997.

The Partnership is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At December 27, 1997, accrued insurance liabilities amounted to $23,165, representing the total estimated losses under these self-insurance programs. These liabilities represent the gross estimated losses as no claims or lawsuits, individually or in the aggregate, were estimated to exceed the Partnership's deductibles and its insurance policies.

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

On September 30, 1997, the Partnership amended and restated its Bank Credit Facilities. The amended agreement provides for a $75,000 working capital facility and a $25,000 acquisition facility. The Operating Partnership's obligations, under the terms of the new agreement, will continue to be unsecured on an equal and ratable basis with the Operating Partnership's obligations under the Senior Notes. Borrowings under the amended agreement will bear interest at a rate based upon either LIBOR plus a margin, First Union National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .20% to .25% based upon certain financial tests will be payable quarterly whether or not borrowings occur. As of December 27, 1997, such fee was .25%. The agreement expires September 30, 2000.

No amounts were outstanding under the Bank Credit Facilities as of December 27, 1997.

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

                                       UNITS            VALUE PER UNIT
                                       -----            --------------

Outstanding September 27, 1997        634,148          $18.41 - $21.63
Awarded ......................         97,556          $17.91
Forfeited ....................        (12,195)         $18.41 - $21.63
                                      -------          ---------------

Outstanding December 27, 1997         719,509          $17.91 - $21.63
                                      =======          ===============

For the three months ended December 27, 1997, the Partnership amortized $195 of unearned compensation.

8.       SALE OF INVESTMENT
         ------------------

In December 1997, the Partnership sold its minority interest in the Dixie Pipeline Company, which owns and operates a propane pipeline, for net cash proceeds of $13,090 and realized a gain of $5,090.

9.       SUBSEQUENT EVENT - COMMON UNIT DISTRIBUTION
         -------------------------------------------

On January 20, 1998 the Partnership announced a quarterly distribution of $0.50 per Limited Partner Common Unit for the first quarter of fiscal 1998 payable on February 10, 1998. The Partnership will not make a quarterly distribution on its Subordinated Units (which are held by the General Partner) for said fiscal quarter.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



THREE MONTHS ENDED DECEMBER 27, 1997
------------------------------------
COMPARED TO THREE MONTHS ENDED DECEMBER 28, 1996
------------------------------------------------


REVENUES

Revenues decreased 16.7% or $41.1 million to $204.9 million for the three months ended December 27, 1997 as compared to $246.0 million for the three months ended December 28, 1996. The overall decrease is primarily attributable to lower propane costs being passed on to customers. Propane sold to retail customers remained at the same level as the prior period's comparable quarter while wholesale gallons sold decreased 27.6% or 18.5 million gallons to 48.5 million gallons. The decrease in wholesale gallons is primarily attributable to the Partnership's reduced emphasis on the wholesale market due to the low-margin nature of such sales.

GROSS PROFIT

Gross profit increased 1.3% or $1.3 million to $99.2 million in the first quarter of fiscal 1998, principally attributable to higher margins and increased volume in sales of propane-related parts and services.

OPERATING EXPENSES

Operating expenses decreased 4.9% or $2.7 million to $52.0 million for the three months ended December 27, 1997 as compared to $54.7 million for the three months ended December 28, 1996. The decrease in operating expenses is principally attributable to lower payroll expenses resulting from the restructuring activities undertaken during 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $8.0 million for the three months ended December 27, 1997, which are consistent with the prior period's quarter.

OPERATING INCOME AND EBITDA

Operating income increased $9.1 million to $35.0 million in the three months ended December 27, 1997 compared to $25.9 million in the prior year's first quarter. EBITDA increased $9.1 million to $44.3 million. Results for the first quarter include a $5.1 million gain from the sale of an investment in the Dixie Pipeline Company which the Partnership sold after determining it did not offer any strategic business advantages. Excluding the gain, EBITDA and operating income increased $4.0 million attributable to lower period expenses and higher overall gross profit. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution.

INTEREST EXPENSE

Interest expense decreased $.4 million to $8.1 million in the three months ended December 27, 1997 compared with $8.5 million in the prior period. The decrease is attributable to improved working capital management and APU contributions from the General Partner which resulted in no amounts being borrowed on the Partnership's Bank Credit Facilities during the first quarter of fiscal 1998.

READINESS FOR YEAR 2000

The Partnership has taken actions and continues to evaluate the extent of work required to make its computer-based systems Year 2000 compliant, including replacing and/or updating existing legacy systems. While these efforts will involve additional costs, the Partnership believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonal nature of the propane business, cash flows from operating activities are greater during the winter and spring seasons as customers pay for propane purchased during the heating season. For the three months ended December 27, 1997, net cash provided by operating activities was $8.4 million compared to cash used in operating activities of $26.6 million in the three months ended December 28, 1996. The increase of $35.0 million was primarily due to lower working capital requirements for receivables and inventory of $42.8 million and higher net income, which was partially offset by an decrease in accounts payable of $18.7 million. The changes in receivables, inventory and accounts payable primarily result from the decrease in propane costs and corresponding selling prices.

Net cash provided by investing activities amounted to $8.8 million during the three months ended December 27, 1997 which included proceeds of $13.1 million from the sale of the Partnership's minority interest in the Dixie Pipeline Co., $2.5 million from the sale of property, plant and equipment, offset by business acquisition payments of $3.7 million and capital expenditures of $3.1 million (including $1.1 million for maintenance expenditures and $2.0 million to support the growth of operations). Net cash used in investing activities was $7.4 million for the three months ended December 28, 1996 consisting of capital expenditures of $8.8 million (including $4.6 million for maintenance expenditures and $4.2 million to support the growth of operations) and acquisition payments of $.7 million, offset by proceeds from the sale of property, plant and equipment of $2.1 million.

Net cash provided by financing activities for the three months ended December 27, 1997 was $1.1 million arising from the proceeds of the General Partner's APU contributions exceeding the Partnership's fiscal 1997 fourth quarter distribution.

Net cash provided by financing activities for the three months ended December 28, 1996 was $34.3 million, arising from net short-term borrowings of $49.0 million principally for working capital requirements and to fund the Partnership's fiscal 1996 fourth quarter distribution.

The Partnership has announced that it will make a distribution of $.50 per Unit to its Common Unitholders on February 10, 1998 for the first fiscal quarter of 1998. The Partnership will not make a distribution to the Subordinated
Unitholder for said fiscal quarter. The Partnership does not anticipate utilizing proceeds available under the Distribution Support Agreement with respect to the funding of the Minimum Quarterly Distribution for the second quarter of fiscal 1998.

The ability of the Partnership to satisfy its future obligations will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. Future capital needs of the Partnership are expected to be provided by future operations, existing cash balances, the Bank Credit Facilities and, to the extent required, APU contributions from the General Partner. The Partnership may incur additional indebtedness or issue additional Units to fund possible future acquisitions.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                                     PART II



ITEM 5.           OTHER INFORMATION - None.



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)    Exhibits
                         (27)  Financial Data Schedule

                  (b)    Reports on Form 8-K
                         Report on Form 8-K dated December 19, 1997, containing the Partnership's press release dated December 19, 1997 with respect to the sale of its 8.6% ownership interest in the Dixie Pipeline Company.

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY
AUTHORIZED:











                                             SUBURBAN PROPANE PARTNERS, L.P.



DATE:  FEBRUARY 9,  1998                 BY   /S/ ANTHONY M. SIMONOWICZ
                                              -------------------------
                                         ANTHONY M. SIMONOWICZ
                                         VICE PRESIDENT, CHIEF FINANCIAL OFFICER





                                         BY   /S/ EDWARD J. GRABOWIECKI
                                              -------------------------
                                         EDWARD J. GRABOWIECKI
                                         CONTROLLER AND CHIEF ACCOUNTING OFFICER