Form 10-Q
period 1998-03-28
SUBURBAN PROPANE PARTNERS LP
filed 1998-05-11
CIK 1005210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 28, 1998
                                        --------------

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 16 OF THE SECURITIES
         EXCHANGE ACT OF 1934

for the transition period from ______ to ______

Commission File Number:  1-14222
                         -------


                         SUBURBAN PROPANE PARTNERS, L.P.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                    22-3410353
-------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)

240 ROUTE 10 WEST,         WHIPPANY, NJ                07981
-------------------------------------------------------------------------------
(Address of principal executive office)     (Zip Code)

(973)887-5300
-------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 1998:

Suburban Propane Partners, L.P.  - 21,562,500  Common Units
                                 -  7,163,750  Subordinated Units

This Report contains a total of 18 pages.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

Part 1 Financial Information                                                PAGE

       Item 1 - Financial Statements

       SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
       ------------------------------------------------

        Condensed Consolidated Balance Sheets as of  March 28, 1998
        and September 27, 1997                                                 3

        Condensed Consolidated Statements of Operations for the three
        months ended March 28, 1998 and March 29, 1997                         4

        Condensed Consolidated Statements of Operations for the six
        months ended March 28, 1998 and March 29, 1997                         5

        Condensed Consolidated Statements of Cash Flows for the three
        and six months ended March 28, 1998 and March 29, 1997                 6

        Condensed Consolidated Statement of Partners' Capital
        for the six months ended March 28, 1998                                7

         Notes to Condensed Consolidated Financial Statements               8-12

       Item 2 - Management's Discussion and Analysis of  Financial
                Condition and Results of Operations                        13-16

Part 2 Other Information
       Item 5 - Other                                                         17
       Item 6 - Exhibits and Reports on Form 8-K                              17

       Signatures                                                             18



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



                    SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (IN THOUSANDS)
                                       (UNAUDITED)


                                                                     MARCH 28,  SEPTEMBER 27,
                                                                        1998         1997
                                                                     ---------    ---------
ASSETS
Current assets:
     Cash and cash equivalents ...................................   $  61,814    $  19,336
     Accounts receivable, less allowance for
        doubtful accounts of $3,182 and $2,682, respectively......      68,879       45,927
     Inventories .................................................      21,327       31,915
     Prepaid expenses and other current assets ...................       7,396        7,183
                                                                     ---------    ---------
          Total current assets ...................................     159,416      104,361
Property, plant and equipment, net ...............................     355,397      364,347
Net prepaid pension cost .........................................      34,460       48,598
Goodwill and other intangible assets, net ........................     218,178      219,017
Other assets .....................................................       2,069        9,311
                                                                     ---------    ---------
          Total assets ...........................................   $ 769,520    $ 745,634
                                                                     =========    =========


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable ............................................   $  30,381    $  37,785
     Accrued employment and benefit costs ........................      20,305       19,957
     Accrued insurance ...........................................       5,340        5,280
     Customer deposits and advances ..............................       7,513       12,795
     Accrued interest ............................................       8,243        8,306
     Other current liabilities ...................................      11,877       12,578
                                                                     ---------    ---------
          Total current liabilities ..............................      83,659       96,701
Long-term debt ...................................................     428,175      427,970
Postretirement benefits obligation ...............................      35,368       51,123
Accrued insurance ................................................      16,700       18,468
Other liabilities ................................................       9,931       10,133
                                                                     ---------    ---------
          Total liabilities ......................................     573,833      604,395
Partners' capital:
     Common Unitholders ..........................................     127,656      100,476
     Subordinated Unitholder .....................................      55,430       39,835
     General Partner .............................................      25,818       12,830
     Unearned compensation .......................................     (13,217)     (11,902)
                                                                     ---------    ---------
          Total partners' capital ................................     195,687      141,239
                                                                     ---------    ---------

          Total liabilities and partners' capital ................   $ 769,520    $ 745,634
                                                                     =========    =========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    ( in thousands, except per unit amounts)
                                   (unaudited)

                                                         THREE MONTHS ENDED
                                                   MARCH 28,           MARCH 29,
                                                      1998                1997
                                                  ----------          ----------

Revenues
     Propane ....................................   $214,134            $260,404
     Other ......................................     16,295              17,227
                                                    --------            --------
                                                     230,429             277,631


Costs and expenses
     Cost of sales ..............................    115,351             163,144
     Operating ..................................     53,121              57,731
     Depreciation and amortization ..............      9,173               9,188
     Selling, general and administrative expenses      8,027               8,109
                                                    --------            --------
                                                     185,672             238,172

Income from operations ..........................     44,757              39,459
Interest expense, net ...........................      7,741               9,115
                                                    --------            --------
Income before provision for income taxes ........     37,016              30,344
Provision for income taxes ......................          5                  63
                                                    --------            --------
     Net income .................................   $ 37,011            $ 30,281
                                                    ========            ========

General Partner's interest in net income ........   $    740            $    606
                                                    --------            --------
Limited Partners' interest in net income ........   $ 36,271            $ 29,675
                                                    ========            ========
Net income per Unit .............................   $   1.26            $   1.03
                                                    ========            ========
Weighted average number of Units outstanding ....     28,726              28,726
                                                    ========            ========











The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    ( in thousands, except per unit amounts)
                                   (unaudited)

                                                           SIX MONTHS ENDED
                                                        MARCH 28,    MARCH 29,
                                                            1998       1997
                                                       ----------   ----------

Revenues
     Propane ........................................   $ 397,039    $ 484,961
     Other ..........................................      38,276       38,698
                                                        ---------    ---------
                                                          435,315      523,659


Costs and expenses
     Cost of sales ..................................     221,008      311,238
     Operating ......................................     105,165      112,456
     Depreciation and amortization ..................      18,465       18,469
     Selling, general and administrative expenses ...      15,985       16,137
     Gain on sale of investment in Dixie Pipeline Co.      (5,090)           0
                                                        ---------    ---------
                                                          355,533      458,300

Income from operations ..............................      79,782       65,359
Interest expense, net ...............................      15,849       17,613
                                                        ---------    ---------
Income before provision for income taxes ............      63,933       47,746
Provision for income taxes ..........................          21          127
                                                        ---------    ---------
     Net income .....................................   $  63,912    $  47,619
                                                        =========    =========

General Partner's interest in net income ............   $   1,278    $     952
                                                        ---------    ---------
Limited Partners' interest in net income ............   $  62,634    $  46,667
                                                        =========    =========
Net income per Unit .................................   $    2.18    $    1.62
                                                        =========    =========
Weighted average number of Units outstanding ........      28,726       28,726
                                                        =========    =========










The accompanying notes are an integral part of these condensed consolidated financial statements.


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        MARCH 28,       MARCH 29,       MARCH 28,       MARCH 29,
                                                           1998            1997           1998             1997
                                                      ------------    ------------    ------------    ------------
Cash flows from operating activities:
     Net income ...................................   $     37,011    $     30,281    $     63,912    $     47,619
     Adjustments to reconcile net income to
      net cash provided by operations:
          Depreciation ............................          7,345           7,296          14,705          14,691
          Amortization ............................          1,828           1,892           3,760           3,778
          Gain on disposal of investment ..........              0               0          (5,090)              0
          Gain on disposal of property, plant and
            equipment .............................         (1,006)            (36)         (1,407)           (418)
     Changes in operating assets and liabilities,
       net of acquisitions and dispositions:
         Decrease (increase) in accounts receivable          8,116          20,708         (22,952)        (34,501)
         Decrease  in inventories .................          8,725          26,151          10,588           9,312
          (Increase) in prepaid expenses
            and other current assets ..............         (3,649)         (1,235)           (213)           (415)
         (Decrease) in accounts payable ...........         (6,767)        (20,900)         (7,404)         (2,815)
          Increase (decrease) in accrued
           employment and benefit costs ...........          1,907             181             736          (2,427)
          (Decrease) increase in accrued interest .         (8,107)         (7,945)            (63)            127
          (Decrease) in other accrued liabilities .         (3,964)         (3,879)         (5,923)         (5,127)
     Other noncurrent assets ......................           (717)           (273)         (1,050)           (621)
     Deferred credits and other noncurrent
            liabilities ...........................         (2,634)         (1,319)         (3,127)         (4,846)
                                                      ------------    ------------        --------    ------------
               Net cash provided by  operating
                   activities .....................         38,088          50,922          46,472          24,357
                                                      ------------    ------------        --------    ------------
Cash flows from investing activities:
      Capital expenditures ........................         (4,572)         (6,726)         (7,642)        (15,488)
      Acquisitions ................................              0            (809)         (3,693)         (1,503)
      Proceeds from sale of investment ............              0               0          13,090               0
      Proceeds from sale of property, plant and
                    equipment, net ................          1,613             971           4,104           3,007
                                                      ------------    ------------        --------    ------------
               Net cash provided by (used in)
                     investing activities .........         (2,959)         (6,564)          5,859         (13,984)
                                                      ------------    ------------        --------    ------------
Cash flows from financing activities:
      Short-term borrowings/(repayments), net .....              0         (35,000)              0          14,000
      Long-term debt repayments ...................             (1)              0              (1)              0
      Proceeds from General Partner APU
          contribution ............................              0               0          12,000               0
      Partnership distribution ....................        (10,926)        (10,927)        (21,852)        (25,583)
                                                      ------------    ------------        --------    ------------
               Net cash (used in)
               financing activities ...............        (10,927)        (45,927)         (9,853)        (11,583)
                                                      ------------    ------------        --------    ------------
Net increase (decrease) in cash and cash
       equivalents ................................         24,202          (1,569)         42,478          (1,210)
Cash and cash equivalents at beginning
     of period ....................................         37,612          19,290          19,336          18,931
                                                      ------------    ------------        --------    ------------
Cash and cash equivalents at end
     of period ....................................   $     61,814    $     17,721        $ 61,814    $     17,721
                                                      ============    ============        ========    ============

Supplemental disclosure of cash flow information:
     Cash paid for interest .......................   $     16,175    $     16,189        $ 16,343    $     16,357
                                                      ============    ============        ========    ============
 Non-cash investing and financing activities
      Assets acquired by incurring note payable ...   $          0    $          0        $    250    $          0
                                                      ============    ============        ========    ============



The accompanying notes are an integral part of these condensed consolidated financial statements.


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                            UNEARNED         TOTAL
                                           NUMBER OF UNITS                                    GENERAL     COMPENSATION     PARTNERS'
                                        COMMON     SUBORDINATED    COMMON    SUBORDINATED     PARTNER   RESTRICTED UNITS    CAPITAL
                                        ------     ------------   -------    ------------     -------   ----------------   --------

Balance at September 27, 1997 ........  21,562            7,164  $100,476    $     39,835     $12,830          $ (11,902) $ 141,239

Net Grants Issued under
Restricted Unit Plan .................                              1,703                                         (1,703)

Partnership distribution .............                            (21,562)                       (290)                      (21,852)

Amortization of Restricted Unit
compensation .........................                                                                               388        388

APU contribution
(120 Units) ..........................                                                         12,000                        12,000

Net income ...........................   --           --           47,039          15,595       1,278                --      63,912
                                        ------     ------------  --------    ------------     -------   ----------------   --------

Balance at March 28, 1998 ............  21,562            7,164  $127,656    $     55,430     $25,818          $ (13,217)  $195,687
                                        ======     ============  ========    ============     =======   ================   ========
















The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 28, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


1.       PARTNERSHIP ORGANIZATION AND FORMATION
--       --------------------------------------

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

Suburban Propane GP, Inc. (the "General Partner") is a wholly-owned subsidiary of Millennium Petrochemicals Inc., ("Millennium Petrochemicals"), formerly Quantum Chemical Corporation, and serves as the general partner of the Partnership and the Operating Partnership. Both the General Partner and Millennium Petrochemicals are indirect wholly-owned subsidiaries of Millennium Chemicals Inc. ("Millennium"), which was formed as a result of Hanson PLC's demerger in October 1996. Millennium is a Security and Exchange Commission registrant which files periodic reports. Millennium's annual report on Form 10-K for the fiscal year ended December 31, 1997 has been filed (Commission File Number 1-12091). The General Partner holds a 1% general partner interest in the Partnership and a 1.0101% general partner interest in the Operating Partnership. In addition, the General Partner owns a 24.4% limited partner interest and a special limited partner interest in the Partnership. The limited partner interest is evidenced by 7,163,750 Subordinated Units and the special limited partner interest is evidenced by 220,000 Additional Partnership Units ("APUs"). The General Partner has delegated to the Partnership's Board of Supervisors all management powers over the business and affairs of the Partnership Entities that the General Partner possesses under applicable law.

2.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--       --------------------------------------------------------------------

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

Accumulated depreciation at March 28, 1998 and September 27, 1997 was $130,410 and $115,705, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and other intangible assets are comprised of the following:
                                                  MARCH 28,  SEPTEMBER 27,
                                                    1998         1997
                                                    ----         ----

       Goodwill ...............................   $237,772     $235,439
       Debt origination costs .................      6,224        6,224
       Other, principally noncompete agreements      5,065        4,514
                                                  --------     --------
                                                   249,061      246,177
       Less:  Accumulated amortization ........     30,883       27,160
                                                  --------     --------
                                                  $218,178     $219,017
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

RECLASSIFICATIONS. Certain prior period balances have been reclassified to conform with the current period presentation.

3.       DISTRIBUTIONS OF AVAILABLE CASH
--       -------------------------------

The Partnership will make distributions to its partners 45 days after the end of each fiscal quarter in an aggregate amount equal to its Available Cash for such quarter. Available Cash generally means all cash on hand at the end of the fiscal quarter less cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. In accordance with the Distribution Support Agreement among the Partnership, the General Partner and Millennium, to enhance the Partnership's ability to distribute the Minimum Quarterly Distribution on the Common Units, the General Partner has agreed to contribute to the Partnership cash in exchange for APUs. The APUs represent non-voting, limited partner Partnership interests with a stated value per unit of $100. The APUs are not entitled to cash distributions or allocations of any items of Partnership income, gain, loss, deduction or credit. The Partnership did not require any cash contributions in exchange for APUs from the General Partner in the second fiscal quarter. On February 10, 1998, the Partnership paid the Minimum Quarterly Distributions on all outstanding Common Units for the quarter ended December 27, 1997. The Partnership did not make a quarterly distribution on its Subordinated Units (which are held by the General Partner) for said fiscal quarter. At March 28, 1998, the General Partner has contributed a total of $22,000 or 220,000 APUs and has a remaining maximum contribution obligation of $21,600 or 216,000 APUs under the Distribution Support Agreement.

4.       RELATED PARTY TRANSACTIONS
--       --------------------------

Pursuant to a Computer Services Agreement (the "Services Agreement") dated as of the Closing Date between Millennium Petrochemicals and the Partnership, Millennium Petrochemicals permitted the Partnership to utilize Millennium Petrochemicals' mainframe computer for the generation of customer bills, reports and information regarding the Partnership's retail sales. For the six months ended March 28, 1998, the Partnership incurred expenses of $202 under the Services Agreement. The Services Agreement was terminated effective April 3, 1998 at which time the Partnership began utilizing the services of an unrelated third party provider.

5.       COMMITMENTS AND CONTINGENCIES
--       -----------------------------

The Partnership leases certain property, plant and equipment for various periods under noncancelable leases. Rental expense under operating leases was $7,894 for the six months ended March 28, 1998.

The Partnership is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At March 28, 1998, accrued insurance liabilities amounted to $22,040, representing the total estimated losses under these self-insurance programs. These liabilities represent the gross estimated losses as no claims or lawsuits, individually or in the aggregate, were estimated to exceed the Partnership's deductibles on its insurance policies.

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


6.       LONG-TERM DEBT AND BANK CREDIT FACILITIES
--       -----------------------------------------

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

The Bank Credit Facilities consist of a $75,000 working capital facility and a $25,000 acquisition facility. The Operating Partnership's obligations under the Bank Credit Facilities are unsecured on an equal and ratable basis with the Operating Partnership's obligations under the Senior Notes. Borrowings under the Bank Credit Facilities will bear interest at a rate based upon either LIBOR plus a margin, First Union National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .20% to .25% based upon certain financial tests will be payable quarterly whether or not borrowings occur. As of March 28, 1998, such fee was .25%. On February 25, 1998, the Operating Partnership entered into the First Amendment to its Amended and Restated Bank Credit Agreement, which First Amendment is filed as an Exhibit with this Form 10-Q. The Bank Credit Facilities will expire September 30, 2000.

No amounts were outstanding under the Bank Credit Facilities as of September 27, 1997 and March 28, 1998.

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

7.       RESTRICTED UNIT PLAN
--       --------------------

The Partnership's 1996 Restricted Unit Award Plan authorizes the issuance of Common Units with an aggregate value of $15,000 to executives, managers and Elected Supervisors of the Partnership. Upon issuance of Restricted Units, unearned compensation is amortized ratably over the applicable vesting periods under the Plan.

                                    UNITS     VALUE PER UNIT
                                    -----     --------------

Outstanding September 27, 1997    634,148    $18.41 - $21.63
Awarded ......................     97,556    $17.91
Forfeited ....................    (12,195)   $18.41 - $21.63
                                 --------    ---------------

Outstanding March 28, 1998 ...    719,509    $17.91 - $21.63
                                 ========    ===============

For the six months ended March 28, 1998, the Partnership amortized $388 of unearned compensation.


8.       EMPLOYEE BENEFIT PLANS
--       ----------------------

Effective January 1, 1998, the Partnership, in connection with its overall restructuring efforts to implement long-term cost reduction strategies, modified certain employee benefit plans.

In this regard, the Partnership amended its noncontributory defined benefit pension plan to provide for a cash balance format as compared to a final average format which was in effect prior to January 1, 1998. The Partnership also terminated its postretirement benefit plan for all eligible employees retiring after March 1, 1998. All active and eligible employees who were to receive benefits under the postretirement plan subsequent to March 1, 1998, were provided a settlement by increasing their accumulated benefits under the cash balance pension plan.

The Partnership has in part accounted for the restructuring of the above-noted benefit plans as a reduction in the postretirement plan benefit obligation (retaining only the obligation related to employees retired on or before March 1, 1998) and as a corresponding decrease in the net prepaid pension cost with a net difference of $300 being recognized as a gain in the accompanying statement of operations for the three months ended March 28, 1998.

9.       SUBSEQUENT EVENT - COMMON UNIT DISTRIBUTION
--       -------------------------------------------

On April 24, 1998 the Partnership announced a quarterly distribution of $0.50 per Limited Partner Common Unit for the second quarter of fiscal 1998 payable on May 12, 1998. The Partnership will not make a quarterly distribution on its Subordinated Units (which are held by the General Partner) for said fiscal quarter.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



THREE MONTHS ENDED MARCH 28, 1998
---------------------------------
COMPARED TO THREE MONTHS ENDED MARCH 29, 1997
---------------------------------------------

REVENUES

Revenues decreased 17.0% or $47.2 million to $230.4 million for the three months ended March 28, 1998 as compared to $277.6 million for the three months ended March 29, 1997. The overall decrease is primarily attributable to lower propane costs resulting in lower sales prices to customers. Propane gallons sold to retail customers decreased 1.7% or 3.2 million gallons to 180.1 million gallons. The decrease in retail gallons is principally due to significantly warmer temperatures than in the prior period. Temperatures nationally were approximately 8% warmer than in the prior period. Wholesale and trading gallons sold increased 13.1% or 9.7 million gallons to 83.6 million gallons resulting from the Partnership's expansion of its product procurement and price risk management activities.

GROSS PROFIT

Gross profit increased 0.5% or $0.6 million to $115.1 million in the second quarter of fiscal 1998, principally due to higher margins and the Parternship's expansion of its product procurement and price risk management activities.

OPERATING EXPENSES

Operating expenses decreased 8.0% or $4.6 million to $53.1 million for the three months ended March 28, 1998 as compared to $57.7 million for the three months ended March 29, 1997. The decrease in operating expenses is principally attributable to the continued favorable impact of restructuring activities undertaken during 1997, primarily lower payroll costs and vehicle maintenance expenditures.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $8.0 million for the three months ended March 28, 1998, which are consistent with the prior period's comparable quarter.

OPERATING INCOME AND EBITDA

Operating income increased $5.3 million to $44.8 million in the three months ended March 28, 1998 compared to $39.5 million in the prior period's second quarter. EBITDA increased $5.3 million to $53.9 million. The increase in EBITDA and operating income is primarily attributable to lower period expenses and higher overall gross profit. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution.

INTEREST EXPENSE

Interest expense decreased $1.4 million to $7.7 million in the three months ended March 28, 1998 compared with $9.1 million in the prior period. The decrease is attributable to improved working capital management and lower product costs which resulted in no amounts being borrowed under the Partnership's Bank Credit Facilities during the second quarter of fiscal 1998.


SIX MONTHS ENDED MARCH 28, 1998
-------------------------------
COMPARED TO SIX MONTHS ENDED MARCH 29, 1997
-------------------------------------------

REVENUES

Revenues decreased 16.8% or $88.3 million to $435.3 million for the six months ended March 28, 1998 as compared to $523.7 million for the six months ended March 29, 1997. The overall decrease is primarily attributable to lower propane costs resulting in lower sales prices to customers. Propane gallons sold to retail customers decreased 1.1% or 3.9 million gallons to 338.4 million gallons as compared to the same period in the prior year. The decrease in retail gallons is primarily attributable to temperatures being 4% warmer than in the prior year's comparable period. Wholesale and trading gallons sold decreased 6.2% or
8.7 million gallons to 132.2 million. The decrease is attributable to a decline in wholesale gallons resulting from the Partnership's reduced emphasis on the wholesale market due to the low margin nature of such sales.

GROSS PROFIT

Gross profit increased 0.9% or $1.9 million to $214.3 for the six months ended March 28, 1998, principally attributable to higher margins, the Partnership's expansion of its product procurement and price risk management activities and increased volume in sales of propane-related parts and services.

OPERATING EXPENSES

Operating expenses decreased 6.5% or $7.3 million to $105.2 million for the six months ended March 28, 1998 as compared to $112.5 million for the six months ended March 29, 1997. The decrease in operating expenses is principally attributable to lower payroll expenses resulting from restructuring activities undertaken during 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $16.0 million for the six months ended March 28, 1998, which are consistent with the six months ended March 29, 1997.

OPERATING INCOME AND EBITDA

Operating income increased $14.4 million to $79.8 million in the six months ended March 28, 1998 compared to $65.4 million in the prior period. EBITDA increased $14.4 million to $98.2 million. Results for the six months include a $5.1 million gain from the sale of an investment in the Dixie Pipeline Company which the partnership sold after determining it did not offer any strategic business advantages. Excluding the gain, EBITDA and operating income increased $9.3 million attributable to lower period expenses and higher overall gross profit. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution.

INTEREST EXPENSE

Interest expense decreased $1.8 million to $15.8 million in the six months ended March 28, 1998 compared with $17.6 million in the prior period. The decrease is attributable to improved working capital management and lower product costs which resulted in no amounts being borrowed on the Partnership's Bank Credit Facilities during the six months ended March 28, 1998.

HEDGING

The Partnership engages in hedging transactions to reduce the effect of price volatility on its product costs and to help ensure the availability of propane during periods of short supply. The Partnership is currently a party to propane futures contracts on the New York Mercantile Exchange and, to a limited extent, enters into agreements to purchase and sell propane at fixed prices in the future. These activities are monitored by management through enforcement of the Partnership's Commodity Trading Policy. Hedging does not always result in increased product margins and the Partnership does not consider hedging activities to be material to operations or liquidity for the six month period ended March 28, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonal nature of the propane business, cash flows from operating activities are greater during the winter and spring seasons as customers pay for propane purchased during the heating season. For the six months ended March 28, 1998, net cash provided by operating activities was $46.5 million compared to cash provided by operating activities of $24.4 million in the six months ended March 29, 1997. The increase of $22.1 million was primarily due to lower working capital requirements for receivables and inventory of $12.8 million and higher net income, which was partially offset by an decrease in accounts payable of $4.6 million. The changes in receivables, inventory and accounts payable primarily result from improved working capital management, the decrease in propane costs and corresponding selling prices.

Net cash provided by investing activities amounted to $5.9 million during the six months ended March 28, 1998 which includes proceeds of $13.1 million from the sale of the Partnership's minority interest in the Dixie Pipeline Co., $4.1 million from the sale of property, plant and equipment, offset by business acquisition payments of $3.7 million and capital expenditures of $7.6 million (including $3.5 million for maintenance expenditures and $4.1 million to support the growth of operations). Net cash used in investing activities was $14.0 million for the six months ended March 29, 1997 consisting of capital
expenditures   of  $15.5  million   (including   $7.1  million  for  maintenance
expenditures and $8.4 million to support the growth of operations) and acquisition payments of $1.5 million, offset by proceeds from the sale of property, plant and equipment of $3.0 million. The decrease in capital expenditures of $7.9 million for the six months ended March 28, 1998 when compared to the prior year period is primarily due to reductions in customer equipment and new vehicle purchases as the Partnership has elected to lease new vehicles in lieu of purchasing same.

Net cash used in financing activities for the six months ended March 28, 1998 was $9.9 million reflecting the Partnership's cash distributions and the proceeds of the General Partner's APU contributions.

Net cash used in financing activities for the six months ended March 29, 1997 was $11.6 million, arising from net short-term borrowings of $14.0 million principally for working capital requirements, offset by the Partnership's distributions of $25.6 million.

The Partnership has announced that it will make a distribution of $0.50 per Unit to its Common Unitholders on May 12, 1998 for the second fiscal quarter of 1998. The Partnership will not make a distribution to the Subordinated Unitholder for said fiscal quarter. The Partnership does not anticipate utilizing proceeds available under the Distribution Support Agreement with respect to the funding of the Minimum Quarterly Distribution for the third quarter of fiscal 1998.

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

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                                     PART II



ITEM 5.           OTHER INFORMATION - None.



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits
                           (10) First Amendment to Amended and Restated Credit Agreement made and entered into as of February 25, 1998 by and among the Operating Partnership, as Borrower, the Lenders referred to therein, First Union National Bank, as Administrative Agent, and the Bank of New York, as Document Agent.
                           (27)     Financial Data Schedule

                  (b)      Reports on Form 8-K
                           None

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY
AUTHORIZED:











                                        SUBURBAN PROPANE PARTNERS, L.P.



DATE:  MAY 11,  1998                BY   /S/ ANTHONY M. SIMONOWICZ
                                        -------------------------
                                   ANTHONY M. SIMONOWICZ
                                   VICE PRESIDENT, CHIEF FINANCIAL OFFICER





                                   BY   /S/ EDWARD J. GRABOWIECKI
                                        ------------------------------
                                   EDWARD J. GRABOWIECKI
                                   CONTROLLER AND CHIEF ACCOUNTING OFFICER

                                                                         Exhibit

                               FIRST AMENDMENT TO
                      AMENDED AND RESTATED CREDIT AGREEMENT


         THIS FIRST AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT (this "First Amendment") is made and entered into as of this 25th day of February, 1998 by and among SUBURBAN PROPANE, L.P., a limited partnership organized under the laws of Delaware, as Borrower, the Lenders who are or may become a party to the Credit Agreement referred to below, and FIRST UNION NATIONAL BANK, as Administrative Agent for the lenders and THE BANK OF NEW YORK, as Document Agent for the Lenders.

                              STATEMENT OF PURPOSE

         The Lenders agreed to extend certain Loans to the Borrower pursuant to the Amended and Restated Credit Agreement dated as of September 30, 1997 by and among the Borrower, the Lenders, the Administrative Agent and the Documentation Agent (as amended or supplemented from time to time, the "Credit Agreement").

         The parties now desire to amend the Credit Agreement in certain respects, to clarify the treatment of certain accounting items, on the terms and conditions set forth below.

         NOW THEREFORE, for good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the parties hereto agree as follows:

         1. EFFECT OF AMENDMENT. Except as expressly amended hereby, the Credit Agreement and Loan Documents shall be and remain in full force and effect.

         2. CAPITALIZED TERMS. All capitalized undefined terms used in this First Amendment shall have the respective meanings assigned thereto in the Credit Agreement.

         3. MODIFICATION OF CREDIT AGREEMENT. The definition of "EBITDA" set forth in Section 1.1 of the Credit Agreement is hereby deleted in its entirety and the following definition is substituted in lieu thereof:

                           "EBITDA" means,  with respect to the Borrower and its
         Subsidiaries on a Consolidated basis for any period, (a) the Consolidated net income of the Borrower and its Subsidiaries for such period, computed in accordance with GAAP, PLUS, (b) to the extent deducted in computing such Consolidated net income and without duplication, the sum of (i) income tax expense, (ii) Interest Expense,
         (iii) depreciation and amortization expense, (iv) extraordinary losses during such period, (v) non-cash restructuring charges, (vi) cash restructuring charges, in an aggregate amount not to exceed $5,000,000 during the term of this Agreement and (vii) with respect to any period that includes the fiscal quarter ended June 28, 1997, restructuring charges (in an aggregate amount not to exceed $6,900,000) recorded by the Borrower during such fiscal quarter; MINUS, (c) to the extent added in computing such Consolidated net income and without duplication, extraordinary gains during the applicable period.

         4. CONSENT TO COMMODITY HEDGING POLICY. By its execution hereof, each Lender hereby approves the Borrower's commodity hedging policy (the "Policy") in the form attached hereto as EXHIBIT A-1. Upon execution hereof by the Required Lenders, the Policy shall become the "commodity hedging policy" referred to in Sections 7.17 and 9.01(c) of the Credit Agreement pursuant to which the Borrower may enter into Commodity Hedging Agreements. As set forth in Section 7.17 of the Credit Agreement, the Borrower shall not amend the Policy in any manner that increases the risk exposure of the Borrower (including, without limitation, any increase of the limits thereunder) without the prior written consent of the Required Lenders, which consent shall not be unreasonably withheld.

         5. REPRESENTATIONS AND WARRANTIES/NO DEFAULT.

         (a) By its execution hereof, the Borrower hereby certifies that each of the representations and warranties set forth in the Credit Agreement and the other Loan Documents is true and correct in all material respects as of the date hereof as if fully set forth herein and that as of the date hereof no Default or Event of Default has occurred and is continuing.

         (b) By its execution hereof, the Borrower hereby represents and warrants that each of the Borrower and its Subsidiaries has the right, power and authority and has taken all necessary corporate and other action to authorize the execution, delivery and performance of this First Amendment and each other document executed in connection herewith to which it is a party in accordance with their respective terms. This First Amendment has been duly executed and delivered by the duly authorized officers of the Borrower and each of its Subsidiaries party thereto, and each such document constitutes the legal, valid and binding obligation of the Borrower or its Subsidiary party thereto, enforceable in accordance with its terms.

         6. EXPENSES. The Borrower shall pay all reasonable out-of-pocket expenses of the Agent in connection with the preparation, execution and delivery of this First Amendment, including without limitation, the reasonable fees and disbursements of counsel for the Agent.

         7. GOVERNING LAW. This First Amendment shall be governed by and construed in accordance with the laws of the State of New York.

         8. NO FURTHER AMENDMENT. Except as expressly set forth herein, all other provisions of the Credit Agreement shall be unmodified and shall continue in full force and effect. The Borrower acknowledges that the execution and delivery of this First Amendment does not constitute a waiver of any of the provisions of Section 12.11 of the Credit Agreement and no Lender shall be under any obligation to agree to any future amendment of the Credit Agreement.

         9. COUNTERPARTS. This First Amendment may be executed in separate counterparts, each of which when executed and delivered is an original but all of which taken together constitute one and the same instrument.

         10. FAX TRANSMISSION. A facsimile, telecopy or other reproduction of this First Amendment may be executed by one or more parties hereto, and an executed copy of this First Amendment may be delivered by one or more parties hereto by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen, and such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties hereto agree to execute an original of this First Amendment as well as any facsimile, telecopy or other reproduction hereof.

         IN WITNESS WHEREOF, the parties hereto have caused this First Amendment to be duly executed as of the date and year first above written.


                                        SUBURBAN PROPANE, L.P.



                                        By: /S/ ROBERT M. PLANTE
                                            --------------------
                                         Name:  ROBERT M. PLANTE
                                                ----------------
                                         Title: TREASURER
                                                ---------


                                        FIRST UNION NATIONAL BANK,
                                         as Administrative Agent and
                                         as Lender



                                        By: /S/ JAMES J. PETRONCHAK
                                            -----------------------
                                         Name:  JAMES J. PETRONCHAK
                                                -------------------
                                         Title: SENIOR VICE PRESIDENT
                                                ---------------------

                                        THE BANK OF NEW YORK,
                                         as Documentation Agent and
                                         as Lender

                                        By: /S/ RANDOLPH E.J. MEDRANO
                                            -------------------------
                                         Name:  RANDOLPH E.J. MEDRANO
                                                ---------------------
                                         Title: VICE PRESIDENT
                                                --------------


                                        BANQUE PARIBAS

                                        By: /S/ ROBERT G. CARINO
                                            --------------------
                                         Name:  ROBERT G. CARINO
                                                ----------------
                                         Title: VICE PRESIDENT
                                                --------------

                                        By: /S/ DUANE HELKOWSKI
                                            -------------------
                                         Name:  DUANE HELKOWSKI
                                                ---------------
                                         Title: VICE PRESIDENT
                                                --------------


                                        CREDIT LYONNAIS NEW YORK BRANCH

                                        By: /S/ VLADIMER LABUN
                                            ------------------
                                         Name:  VLADIMER LABUN
                                                --------------
                                         Title: FIRST VICE PRESIDENT-MANAGER
                                                ----------------------------


                                        THE FIRST NATIONAL BANK OF CHICAGO

                                        By: /S/ ROBERT MCMILLAN
                                            -------------------
                                         Name:  ROBERT MCMILLAN
                                                ---------------
                                         Title: CORPORATE BANKING OFFICER
                                                -------------------------


                                        MELLON BANK

                                        By: /S/ GEORGE B. DAVIS
                                            -------------------
                                         Name:  GEORGE B. DAVIS
                                                ---------------
                                         Title: VICE PRESIDENT
                                                --------------

                                        ABN AMRO BANK, N.V.

                                        By: /S/ GEORGE M. DUGAN
                                           --------------------
                                         Name:  GEORGE M. DUGAN
                                                ---------------
                                         Title: VICE PRESIDENT
                                                --------------

                                        By: /S/ ALAN LIPSKY
                                            ---------------
                                         Name:  ALAN LIPSKY
                                                -----------
                                         Title: CORPORATE BANKING OFFICER
                                                -------------------------