Form 10-Q
period 1998-06-27
SUBURBAN PROPANE PARTNERS LP
filed 1998-08-07
CIK 1005210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                   (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 27, 1998
                                        -------------
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 16 OF THE SECURITIES
         EXCHANGE ACT OF 1934

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

(973)887-5300
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

                                    Yes X No
                                       --   --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 6, 1998:

Suburban Propane Partners, L.P.  - 21,562,500  Common Units
                                 -  7,163,750  Subordinated Units

This Report contains a total of 18 pages.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

Part 1   Financial Information                                              PAGE

         Item 1 - Financial Statements

         SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
         ------------------------------------------------

          Condensed Consolidated Balance Sheets as of  June 27, 1998
          and September 27, 1997                                               3

          Condensed Consolidated Statements of Operations for the three
          months ended June 27, 1998 and June 28, 1997                         4

          Condensed Consolidated Statements of Operations for the nine
          months ended June 27, 1998 and June 28, 1997                         5

          Condensed Consolidated Statements of Cash Flows for the three
          and nine months ended June 27, 1998 and June 28, 1997                6

          Condensed Consolidated Statement of Partners' Capital
          for the nine months ended June 27, 1998                              7

          Notes to Condensed Consolidated Financial Statements              8-12

         Item 2 - Management's Discussion and Analysis of  Financial
                  Condition and Results of Operations                      13-16

Part 2   Other Information
         Item 5 - Other                                                       17
         Item 6 - Exhibits and Reports on Form 8-K                            17

         Signatures                                                           18



DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------

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




                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                     JUNE 27,         SEPTEMBER 27,
                                                                       1998               1997
                                                                   (UNAUDITED)          (AUDITED)
                                                                   -----------       -------------

ASSETS
Current assets:
     Cash and cash equivalents ..................................  $  80,683           $  19,336
     Accounts receivable, less allowance for
        doubtful accounts of $3,182 and $2,682, respectively          41,445              45,927
     Inventories ................................................     22,918              31,915
     Prepaid expenses and other current assets ..................      5,898               7,183
                                                                   ---------           ---------
          Total current assets ..................................    150,944             104,361
Property, plant and equipment, net ..............................    349,149             364,347
Net prepaid pension cost ........................................     34,506              48,598
Goodwill and other intangible assets, net .......................    216,496             219,017
Other assets ....................................................      2,501               9,311
                                                                   ---------           ---------
          Total assets ..........................................  $ 753,596           $ 745,634
                                                                   =========           =========


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable ...........................................  $  27,124           $  37,785
     Accrued employment and benefit costs .......................     21,889              19,957
     Accrued insurance ..........................................      5,020               5,280
     Customer deposits and advances .............................      8,330              12,795
     Accrued interest ...........................................     16,016               8,306
     Other current liabilities ..................................      9,172              12,578
                                                                   ---------           ---------
          Total current liabilities .............................     87,551              96,701
Long-term debt ..................................................    427,897             427,970
Postretirement benefits obligation ..............................     35,188              51,123
Accrued insurance ...............................................     18,528              18,468
Other liabilities ...............................................      9,728              10,133
                                                                   ---------           ---------
          Total liabilities .....................................    578,892             604,395
Partners' capital:
     Common Unitholders .........................................    109,342             100,476
     Subordinated Unitholder ....................................     52,932              39,835
     General Partner ............................................     25,469              12,830
     Unearned compensation ......................................    (13,039)            (11,902)
                                                                   ---------           ---------
          Total partners' capital ...............................    174,704             141,239
                                                                   ---------           ---------

          Total liabilities and partners' capital ...............  $ 753,596           $ 745,634
                                                                   =========           =========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    ( in thousands, except per unit amounts)
                                   (unaudited)

                                                        THREE MONTHS ENDED
                                                  JUNE 27, 1998   JUNE 28, 1997
                                                  -------------   -------------

Revenues
     Propane ....................................   $ 110,463         $ 117,165
     Other ......................................      14,646            15,198
                                                    ---------         ---------
                                                      125,109           132,363


Costs and expenses
     Cost of sales ..............................      57,574            67,478
     Operating ..................................      51,016            51,413
     Depreciation and amortization ..............       9,079             9,342
     Selling, general and administrative expenses      10,365             8,172
     Restructuring charge .......................           0             6,911
                                                    ---------         ---------
                                                      128,034           143,316

Loss from operations ............................      (2,925)          (10,953)
Interest expense, net ...........................       7,306             8,181
                                                    ---------         ---------
Income before provision for income taxes ........     (10,231)          (19,134)
Provision for income taxes ......................           4                47
                                                    ---------         ---------
     Net loss ...................................   $ (10,235)        $ (19,181)
                                                    =========          =========

General Partner's interest in net loss ..........   $    (205)        $    (384)
                                                    ---------         ---------
Limited Partners' interest in net loss ..........   $ (10,030)        $ (18,797)
                                                    =========         =========
Basic and diluted net loss per Unit .............   $   (0.35)        $   (0.65)
                                                    =========         =========
Weighted average number of Units outstanding ....      28,726            28,726
                                                    =========         =========











The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    ( in thousands, except per unit amounts)
                                   (unaudited)

                                                            NINE MONTHS ENDED
                                                         JUNE 27,      JUNE 28,
                                                           1998          1997
                                                        --------      --------

Revenues
     Propane ........................................   $ 507,502    $ 602,126
     Other ..........................................      52,922       53,896
                                                        ---------    ---------
                                                          560,424      656,022


Costs and expenses
     Cost of sales ..................................     278,582      378,716
     Operating ......................................     156,181      163,869
     Depreciation and amortization ..................      27,544       27,811
     Selling, general and administrative expenses ...      26,350       24,309
     Gain on sale of investment in Dixie Pipeline Co.      (5,090)           0
     Restructuring charge ...........................           0        6,911
                                                        ---------    ---------
                                                          483,567      601,616

Income from operations ..............................      76,857       54,406
Interest expense, net ...............................      23,155       25,794
                                                        ---------    ---------
Income before provision for income taxes ............      53,702       28,612
Provision for income taxes ..........................          25          174
                                                        ---------    ---------
     Net income .....................................   $  53,677    $  28,438
                                                        =========    =========

General Partner's interest in net income ............   $   1,074    $     569
                                                        ---------    ---------
Limited Partners' interest in net income ............   $  52,603    $  27,869
                                                        =========    =========
Basic and diluted net income per Unit ...............   $    1.83    $    0.97
                                                        =========    =========
Weighted average number of Units outstanding ........      28,726       28,726
                                                        =========    =========










The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    JUNE 27,       JUNE 28,        JUNE 27,        JUNE 28,
                                                                      1998           1997            1998            1997
                                                              -------------   ------------   -------------   -------------
Cash flows from operating activities:
     Net (loss) income .....................................  $    (10,235)   $    (19,181)   $     53,677    $     28,438
     Adjustments to reconcile net (loss) income
     to net cash provided by operations:
          Depreciation .....................................         7,296           7,437          22,001          22,128
          Amortization .....................................         1,783           1,905           5,543           5,683
          Restructuring charge .............................             0           6,911               0           6,911
         (Gain) on disposal of investment ..................             0               0          (5,090)              0
         (Gain) loss on disposal of property, plant
            and equipment ..................................            59             (20)         (1,348)           (438)
     Changes in operating assets and liabilities,
      net of acquisitions and dispositions:
         Decrease in accounts receivable ...................        27,434          38,352           4,482           3,851
         (Increase) decrease in inventories ................        (1,591)          3,341           8,997          12,653
         Decrease in prepaid expenses
            and other current assets .......................         1,498           1,111           1,285             696
         (Decrease) in accounts payable ....................        (3,257)        (10,574)        (10,661)        (13,389)
          Increase (decrease) in accrued
           employment and benefit costs ....................         1,763             344           2,499          (2,083)
          Increase in accrued interest .....................         7,773           7,801           7,710           7,928
          (Decrease) in other accrued liabilities ..........        (2,208)         (1,982)         (8,131)         (7,109)
     Other noncurrent assets ...............................          (537)           (230)         (1,587)           (851)
     Deferred credits and other noncurrent
            liabilities ....................................         1,425             598          (1,702)         (4,248)
                                                              ------------    ------------    ------------    ------------
               Net cash provided by  operating
                   activities ..............................        31,203          35,813          77,675          60,170
                                                              ------------    ------------    ------------    ------------
Cash flows from investing activities:
      Capital expenditures .................................        (1,557)         (5,689)         (9,199)        (21,176)
      Acquisitions .........................................          (370)            (35)         (4,063)         (1,538)
      Proceeds from sale of investment .....................             0               0          13,090               0
      Proceeds from sale of property, plant and
                    equipment, net .........................           778           1,779           4,882           4,785
                                                              ------------    ------------    ------------    ------------
               Net cash (used in) provided by
                     investing activities ..................        (1,149)         (3,945)          4,710         (17,929)
                                                              ------------    ------------    ------------    ------------
Cash flows from financing activities:
      Short-term repayments ................................             0         (14,000)              0               0
      Long-term debt repayments ............................          (259)           (258)           (260)           (258)
      Proceeds from General Partner APU
          contribution .....................................             0               0          12,000               0
      Partnership distribution .............................       (10,926)        (10,926)        (32,778)        (36,509)
                                                              ------------    ------------    ------------    ------------
               Net cash (used in) financing activities .....       (11,185)        (25,184)        (21,038)        (36,767)
                                                              ------------    ------------    ------------    ------------
Net increase in cash and cash equivalents ..................        18,869           6,684          61,347           5,474
Cash and cash equivalents at beginning
     of period .............................................        61,814          17,721          19,336          18,931
                                                              ------------    ------------    ------------    ------------
Cash and cash equivalents at end
     of period .............................................  $     80,683    $     24,405    $     80,683    $     24,405
                                                              ============    ============    ============    ============

Supplemental disclosure of cash flow information:
     Cash paid for interest ................................  $        319    $        380    $     16,662    $     16,737
                                                              ============    ============    ============    ============
Non-cash investing and financing activities:
      Assets acquired by incurring note payable ............  $       --      $       --      $        250    $       --
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

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                          UNEARNED        TOTAL
                                         NUMBER OF UNITS                                   GENERAL      COMPENSATION    PARTNERS'
                                    COMMON     SUBORDINATED    COMMON    SUBORDINATED      PARTNER    RESTRICTED UNITS   Capital
                                    ------     ------------    ------    ------------      -------    ----------------  ---------


Balance at September 27, 1997 .     21,562            7,164  $100,476    $     39,835     $ 12,830    $       (11,902)  $141,239

Net Grants Issued under
Restricted Unit Plan ..........                                 1,703                                          (1,703)

Partnership distribution ......                               (32,343)                        (435)                      (32,778)

Amortization of Restricted Unit
compensation ..................                                                                                   566        566

APU contribution
(120 Units) ...................                                                             12,000                        12,000

Net income ....................                                39,506          13,097        1,074                        53,677
                                   -------      -----------  --------    ------------     --------    ---------------   --------

Balance at June 27, 1998 ......     21,562            7,164  $109,342        $ 52,932     $ 25,469    $       (13,039)  $174,704
                                  ========      ===========  ========    ============     ========    ===============   ========
















The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 27, 1998
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

Suburban Propane GP, Inc. (the "General Partner") is a wholly-owned subsidiary of Millennium Petrochemicals Inc., ("Millennium Petrochemicals"), formerly Quantum Chemical Corporation, and serves as the general partner of the Partnership and the Operating Partnership. Both the General Partner and Millennium Petrochemicals are indirect wholly-owned subsidiaries of Millennium Chemicals Inc. ("Millennium"), which was formed as a result of Hanson PLC's demerger in October 1996. Millennium is a Securities and Exchange Commission registrant which files periodic reports. Millennium's annual report on Form 10-K for the fiscal year ended December 31, 1997 has been filed (Commission File Number 1-12091). The General Partner holds a 1% general partner interest in the Partnership and a 1.0101% general partner interest in the Operating Partnership. In addition, the General Partner owns a 24.4% limited partner interest and a special limited partner interest in the Partnership. The limited partner interest is evidenced by 7,163,750 Subordinated Units and the special limited partner interest is evidenced by 220,000 Additional Partnership Units ("APUs"). The General Partner has delegated to the Partnership's Board of Supervisors all management powers over the business and affairs of the Partnership Entities that the General Partner possesses under applicable law.

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

Accumulated depreciation at June 27, 1998 and September 27, 1997 was $136,401 and $115,705, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and other intangible assets are comprised of the following:
                                                    JUNE 27,       SEPTEMBER 27,
                                                     1998              1997
                                                     ----              ----

         Goodwill ...............................   $237,803          $235,439
         Debt origination costs .................      6,224             6,224
         Other, principally noncompete agreements      5,075             4,514
                                                    --------          --------
                                                     249,102           246,177
         Less:  Accumulated amortization ........     32,606            27,160
                                                    --------          --------
                                                    $216,496          $219,017
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

NET INCOME (LOSS) PER UNIT. Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("Statement No. 128"), issued in February 1997 and effective for financial statements for periods ending after December 15, 1997, establishes and simplifies standards for computing and presenting earnings per share. Statement No. 128 requires restatement of all prior-period earnings per share data presented. Basic net income (loss) per limited partner unit is computed by dividing net income (loss), after deducting the General Partner's 2% interest, by the weighted average number of outstanding Common Units and Subordinated Units. Diluted net income (loss) per limited partner unit is computed by dividing net income (loss), after deducting the General Partner's 2% interest, by the weighted average number of outstanding Common Units and Subordinated Units and the weighted average number of Restricted Units granted under the Restricted Unit Award Plan, after adjusting for unearned compensation associated with such units.

NEW ACCOUNTING STANDARD. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Statement No. 133 requires entities to record derivatives as assets or liabilities on the balance sheet and to measure them at fair value. This standard is effective for the Partnership's 2000 fiscal year. Management is currently evaluating the impact this statement may have on the Partnership's financial statements.

RECLASSIFICATIONS. Certain prior period balances have been reclassified to conform with the current period presentation.

3.       DISTRIBUTIONS OF AVAILABLE CASH
--       -------------------------------

The Partnership will make distributions to its partners 45 days after the end of each fiscal quarter in an aggregate amount equal to its Available Cash for such quarter. Available Cash generally means all cash on hand at the end of the fiscal quarter less cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. In accordance with the Distribution Support Agreement among the Partnership, the General Partner and Millennium, to enhance the Partnership's ability to distribute the Minimum Quarterly Distribution on the Common Units, the General Partner has agreed to contribute to the Partnership cash in exchange for APUs. The APUs represent non-voting, limited partner Partnership interests with a stated value per unit of $100. The APUs are not entitled to cash distributions or allocations of any items of Partnership income, gain, loss, deduction or credit. The Partnership did not require any cash contributions in exchange for APUs from the General Partner in the third fiscal quarter. On May 12, 1998, the Partnership paid the Minimum Quarterly Distributions on all outstanding Common Units for the quarter ended March 28, 1998. The Partnership did not make a quarterly distribution on its Subordinated Units (which are held by the General Partner) for said fiscal quarter. At June 27, 1998, the General Partner has contributed a total of $22,000 or 220,000 APUs and has a remaining maximum contribution obligation of $21,600 or 216,000 APUs under the Distribution Support Agreement.

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

5.       COMMITMENTS AND CONTINGENCIES
--       -----------------------------

The Partnership leases certain property, plant and equipment for various periods under noncancelable leases. Rental expense under operating leases was $12,942 for the nine months ended June 27, 1998.

The Partnership is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At June 27, 1998, accrued insurance liabilities amounted to $23,548, representing the total estimated losses under these self-insurance programs. These liabilities represent the gross estimated losses as no claims or lawsuits, individually or in the aggregate, were estimated to exceed the Partnership's deductibles on its insurance policies.

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

The Bank Credit Facilities consist of a $75,000 working capital facility and a $25,000 acquisition facility. The Operating Partnership's obligations under the Bank Credit Facilities are unsecured on an equal and ratable basis with the Operating Partnership's obligations under the Senior Notes. Borrowings under the Bank Credit Facilities will bear interest at a rate based upon either LIBOR plus a margin, First Union National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .20% to .25% based upon certain financial tests will be payable quarterly whether or not borrowings occur. As of June 27, 1998, such fee was .25%. On February 25, 1998, the Operating Partnership entered into the First Amendment to its Amended and Restated Bank Credit Agreement. The Bank Credit Facilities will expire September 30, 2000.

No amounts were outstanding under the Bank Credit Facilities as of September 27, 1997 and June 27, 1998.

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
                                    UNITS            VALUE PER UNIT
                                    -----            --------------

Outstanding September 27, 1997    634,148           $18.41 - $21.63
Awarded ......................     97,556           $17.91
Forfeited ....................    (12,195)          $18.41 - $21.63
                                 --------           ---------------

Outstanding June 27, 1998 ....    719,509           $17.91 - $21.63
                                  =======           ===============

For the nine months ended June 27, 1998, the Partnership amortized $566 of unearned compensation.

8.       EMPLOYEE BENEFIT PLANS
--       ----------------------

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

The Partnership has in part accounted for the restructuring of the above-noted benefit plans as a reduction in the postretirement plan benefit obligation (retaining only the obligation related to employees retired on or before March 1, 1998) and as a corresponding decrease in the net prepaid pension cost with a net difference of $300 being recognized as a gain in the accompanying statement of operations for the nine months ended June 27, 1998.

9.       SUBSEQUENT EVENT - COMMON UNIT DISTRIBUTION
--       -------------------------------------------

On July 21, 1998 the Partnership announced a quarterly distribution of $0.50 per Limited Partner Common Unit for the third quarter of fiscal 1998 payable on August 11, 1998. The Partnership will not make a quarterly distribution on its Subordinated Units (which are held by the General Partner) for said fiscal quarter.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 27, 1998
--------------------------------
COMPARED TO THREE MONTHS ENDED JUNE 28, 1997
--------------------------------------------

REVENUES

Revenues decreased 5.5% or $7.3 million to $125.1 million for the three months ended June 27, 1998 as compared to $132.4 million for the three months ended June 28, 1997. The overall decrease is primarily attributable to lower propane costs resulting in lower sales prices to customers and to a lesser extent a decline in retail gallons. Propane gallons sold to retail customers decreased 2.1% or 2.2 million gallons to 100.7 million gallons. The decrease in retail gallons is principally due to warmer temperatures, particularly in the months of April and May, compared to the prior period. Temperatures nationally were approximately 19% warmer than in the prior period. Wholesale and trading gallons sold increased 84.3% or 21.1 million gallons to 46.2 million gallons resulting from the Partnership's expansion of its product procurement and price risk management activities.

GROSS PROFIT

Gross profit increased 4.1% or $2.7 million to $67.5 million in the third quarter of fiscal 1998, principally due to overall higher margins and the Partnership's expansion of its product procurement and price risk management activities. (See "Hedging")

OPERATING EXPENSES

Operating expenses decreased .8% or $.4 million to $51.0 million for the three months ended June 27, 1998 as compared to $51.4 million for the three months ended June 28, 1997. The decrease in operating expenses is principally attributable to the continued favorable impact of restructuring activities undertaken during 1997, primarily lower payroll and benefit costs offset in part by a $.4 million write down in the value of a former operating facility.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $2.2 million or 26.8% to $10.4 million for the three months ended June 27, 1998, as compared to $8.2 million in the prior period. The increase is primarily attributable to a $1.4 million write off of certain impaired information systems assets and an increase in professional consulting services.

OPERATING INCOME AND EBITDA

Operating loss decreased $8.0 million to a loss of $2.9 million in the three months ended June 27, 1998 compared to $11.0 million in the prior period's third quarter. The prior period's loss of $11.0 million includes a $6.9 million restructuring charge which resulted from the Partnership's reorganization of its Product Procurement and Logistics Group, a redesign of its Fleet and Maintenance Group and changes in field management to improve operations. Excluding the current period asset write downs and the prior period's restructuring charge, the operating loss decreased $2.9 million to $1.1 million as compared to a loss of $4.0 million in the third quarter of fiscal 1997. Excluding the one-time charges in both periods, EBITDA increased $2.7 million to $8.0 million. The increase in EBITDA and operating income is primarily attributable to lower period expenses and higher overall gross profit offset in part by higher selling, general and administrative expenses. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution.

INTEREST EXPENSE

Net interest expense decreased $.9 million to $7.3 million in the three months ended June 27, 1998 compared with $8.2 million in the prior period. The decrease is attributable to improved working capital management and lower product costs coupled with higher interest income on significantly increased cash investments during the three months ended June 27, 1998 as compared to the prior period.

NINE MONTHS ENDED JUNE 27, 1998
-------------------------------
COMPARED TO NINE MONTHS ENDED JUNE 28, 1997
-------------------------------------------

REVENUES

Revenues decreased 14.6% or $95.6 million to $560.4 million for the nine months ended June 27, 1998 as compared to $656.0 million for the nine months ended June 28, 1997. The overall decrease is primarily attributable to lower propane costs resulting in lower sales prices to customers. Propane gallons sold to retail customers decreased 1.4% or 6.1 million gallons to 439.2 million gallons as compared to the same period in the prior year. The decrease in retail gallons is primarily attributable to temperatures being 7% warmer than in the prior year's comparable period. Wholesale and trading gallons sold increased 7.5% or 12.4 million gallons to 178.4 million. The increase is attributable to the expansion of trading activities by the Product Procurement and Logistics Group.

GROSS PROFIT

Gross profit increased 1.6% or $4.5 million to $281.8 for the nine months ended June 27, 1998, principally attributable to overall higher margins and the Partnership's expansion of its product procurement and price risk management activities.

OPERATING EXPENSES

Operating expenses decreased 4.7% or $7.7 million to $156.2 million for the nine months ended June 27, 1998 as compared to $163.9 million for the nine months ended June 28, 1997. The decrease in operating expenses is principally attributable to lower payroll expenses resulting from restructuring activities undertaken during 1997 and lower fleet fuel and maintenance costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 8.4% or $2.0 million to $26.4 million for the nine months ended June 27, 1998, compared to $24.3 million in the prior period. The increase is principally attributable to a $1.4 million write off of certain information system assets during the third quarter of fiscal 1998 and higher costs for professional consulting services.

OPERATING INCOME AND EBITDA

Operating income increased $22.5 million to $76.9 million in the nine months ended June 27, 1998 compared to $54.4 million in the prior period. EBITDA increased $22.2 million to $104.4 million.

Results for the nine months ended June 27, 1998 include a $5.1 million gain from the sale of an investment in the Dixie Pipeline Co. and a $1.8 million write off of certain impaired assets. Results for the prior year period include a restructuring charge of $6.9 million.

Excluding these one-time items from both periods, operating income increased 20% or $12.3 million to $73.6 million as compared to $61.3 million in the prior period. EBITDA, excluding the one-time items from both periods, increased 13.4% or $12.0 million to $101.1 million as compared to $89.1 million in the prior period.

The improvement in operating income and EBITDA is primarily attributable to lower period expenses and higher overall gross profit.

EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution.

INTEREST EXPENSE

Net interest expense decreased $2.6 million to $23.2 million in the nine months ended June 27, 1998 compared with $25.8 million in the prior period. The decrease is attributable to improved working capital management and lower product costs which resulted in no amounts being borrowed under the Partnership's Bank Credit Facilities during the nine months ended June 27, 1998 coupled with higher interest income on significantly increased cash investments in the current period.

HEDGING

The Partnership engages in hedging transactions to reduce the effect of price volatility on its product costs and to help ensure the availability of propane during periods of short supply. The Partnership is currently a party to propane futures contracts on the New York Mercantile Exchange and, to a limited extent, enters into agreements to purchase and sell propane at fixed prices in the future. These activities are monitored by management through enforcement of the Partnership's Commodity Trading Policy. Hedging does not always result in increased product margins and the Partnership does not consider hedging activities to be material to operations or liquidity for the nine month period ended June 27, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonal nature of the propane business, cash flows from operating activities are greater during the winter and spring seasons as customers pay for propane purchased during the heating season. For the nine months ended June 27, 1998, net cash provided by operating activities was $77.7 million compared to cash provided by operating activities of $60.2 million in the nine months ended June 28, 1997. The increase of $17.5 million was primarily due to higher net income after adjusting for non-cash items and an increase in accrued employment and benefit costs.

Net cash provided by investing activities amounted to $4.7 million during the nine months ended June 27, 1998 which includes proceeds of $13.1 million from the sale of the Partnership's minority interest in the Dixie Pipeline Co., $4.9 million from the sale of property, plant and equipment, offset by business acquisition payments of $4.1 million and capital expenditures of $9.2 million (including $4.1 million for maintenance expenditures and $5.1 million to support the growth of operations). Net cash used in investing activities was $17.9 million for the nine months ended June 28, 1997 consisting of capital
expenditures  of  $21.2  million   (including   $11.5  million  for  maintenance
expenditures and $9.7 million to support the growth of operations) and acquisition payments of $1.5 million, offset by proceeds from the sale of property, plant and equipment of $4.8 million. The decrease in capital expenditures of $12.0 million for the nine months ended June 27, 1998 when compared to the prior year period is primarily due to reductions in customer equipment and new vehicle purchases as the Partnership has elected to lease new vehicles in lieu of purchasing same.

Net cash used in financing activities for the nine months ended June 27, 1998 was $21.0 million, principally reflecting the Partnership's cash distributions and the proceeds of the General Partner's APU contributions of $12.0 million received during the first quarter of fiscal 1998.

Net cash used in financing activities for the nine months ended June 28, 1997 was $36.8 million, principally reflecting the Partnership's distributions.

The Partnership has announced that it will make a distribution of $0.50 per Unit to its Common Unitholders on August 11, 1998 for the third fiscal quarter of 1998. The Partnership will not make a distribution to the Subordinated
Unitholder for said fiscal quarter. The Partnership does not anticipate utilizing proceeds available under the Distribution Support Agreement with respect to the funding of the Minimum Quarterly Distribution for the fourth quarter of fiscal 1998.

The ability of the Partnership to satisfy its future obligations will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. Future capital needs of the Partnership are expected to be provided by future operations, existing cash balances, the Bank Credit Facilities and, to the extent available and required, APU contributions from the General Partner. The Partnership may incur additional indebtedness or issue additional Units to fund possible future acquisitions.

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

                  (a)      Exhibits
                           (27)  Financial Data Schedule

                  (b)      Reports on Form 8-K
                           None

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY
AUTHORIZED:











                                  SUBURBAN PROPANE PARTNERS, L.P.



DATE:  AUGUST 7,  1998         BY   /S/ ANTHONY M.SIMONOWICZ
                                    ------------------------
                              ANTHONY M. SIMONOWICZ
                              VICE PRESIDENT, CHIEF FINANCIAL OFFICER





                               BY   /S/ EDWARD J.GRABOWIECKI
                                    ------------------------
                              EDWARD J. GRABOWIECKI
                              CONTROLLER AND CHIEF ACCOUNTING OFFICER