Form 10-K
period 1998-09-26
SUBURBAN PROPANE PARTNERS LP
filed 1998-12-23
CIK 1005210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 26, 1998
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 16 OF THE
     SECURITIES EXCHANGE        ACT OF 1934

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

(973) 887-5300
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

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

The aggregate market value as of December 17, 1998 of the Registrant's Common Units held by non-affiliates of the Registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($18.06/unit), was approximately $388,710,800. December 17, 1998 there were outstanding 21,562,500 Common Units and 7,163,750 Subordinated Units.

Documents Incorporated by Reference:  None

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


                                     PART I                               Page
ITEM  1. BUSINESS...................................................        1
ITEM  2. PROPERTIES.................................................        7
ITEM  3. LEGAL PROCEEDINGS..........................................        7
ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........        7

                                     PART II
ITEM  5. MARKET FOR THE REGISTRANT'S UNITS AND
         RELATED UNITHOLDER MATTERS.................................        8

ITEM  6. SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA...........        9
ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............       10
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK................................................       17
ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................       18
ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE........................       18

                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........       19
ITEM 11. EXECUTIVE COMPENSATION.....................................       22
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.............................................       26
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............       28

                                     PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K........................................       29

Signatures..........................................................       30

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, RELATING TO THE PARTNERSHIP'S FUTURE BUSINESS EXPECTATIONS AND PREDICTIONS AND FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THESE FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS ("CAUTIONARY STATEMENTS") INCLUDE, AMONG OTHER THINGS: THE IMPACT OF WEATHER CONDITIONS ON THE DEMAND FOR PROPANE; FLUCTUATIONS IN THE UNIT COST OF PROPANE; THE ABILITY OF THE PARTNERSHIP TO COMPETE WITH OTHER SUPPLIERS OF PROPANE AND OTHER ENERGY SOURCES; THE ABILITY OF THE PARTNERSHIP TO RETAIN CUSTOMERS; THE IMPACT OF ENERGY EFFICIENCY AND TECHNOLOGY ADVANCES ON THE DEMAND FOR PROPANE; THE ABILITY OF MANAGEMENT TO CONTINUE TO CONTROL EXPENSES; THE IMPACT OF REGULATORY DEVELOPMENTS ON THE PARTNERSHIP'S BUSINESS, INCLUDING THE RESOLUTION OF FINAL RULE HM-225 (49 CFR 171.5) PROMULGATED BY THE RESEARCH AND SPECIAL PROGRAMS ADMINISTRATION OF THE U.S. DEPARTMENT OF TRANSPORTATION; THE IMPACT OF LEGAL PROCEEDINGS ON THE PARTNERSHIP'S BUSINESS; AND, IF THE PROPOSED RECAPITALIZATION OF THE PARTNERSHIP DISCUSSED BELOW IS COMPLETED, THE IMPACT OF THE ADDITIONAL DEBT AT THE OPERATING PARTNERSHIP LEVEL AND THE IMPACT OF THE REPLACEMENT OF A THIRD PARTY DISTRIBUTION SUPPORT ARRANGEMENT WITH ALTERNATIVE SUPPORT FROM THE PARTNERSHIP. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO SUBURBAN OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH CAUTIONARY STATEMENTS.

                                     PART I

ITEM 1. BUSINESS.
        =========

GENERAL
-------

     Suburban Propane Partners, L.P. (the "Partnership"), a publicly traded Delaware limited partnership is engaged, through subsidiaries, in the retail and wholesale marketing of propane and related appliances and services. The Partnership believes it is the third largest retail marketer of propane in the United States, serving more than 700,000 active residential, commercial, industrial and agricultural customers from more than 340 customer service centers in over 40 states. The Partnership's operations are concentrated in the east and west coast regions of the United States. The retail propane sales volume of the Partnership was approximately 530 million gallons during the fiscal year ended September 26, 1998. Based on industry statistics, the
Partnership believes that its retail propane sales volume constitutes approximately 6% of the domestic retail market for propane.

     The Partnership conducts its business principally through its subsidiary, Suburban Propane, L.P. (the "Operating Partnership"), a Delaware limited partnership. The Partnership and the Operating Partnership were formed in 1995 to acquire and operate the propane business and assets of Suburban Propane, a division of Quantum Chemical Corporation (the "Predecessor Company"), then owned by Hanson PLC ("Hanson"). The Predecessor Company had been continuously engaged in the retail propane business since 1928 and had been owned by Quantum since 1983. In addition, Suburban Sales and Service, Inc. (the "Service Company"), a subsidiary of the Operating Partnership, was formed to acquire and operate the service work and appliance and propane equipment parts businesses of the Predecessor Company. The Partnership, the Operating Partnership and the Service Company are collectively referred to hereinafter as the "Partnership Entities." The Partnership Entities commenced operations on March 5, 1996 upon consummation of an initial public offering of Common Units representing limited partner interests in the Partnership, the private placement of $425 million aggregate principal amount of Senior Notes and the transfer of all the propane assets (excluding the net accounts receivable balance) of the Predecessor Company to the Operating Partnership and Service Company.

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

PROPOSED RECAPITALIZATION
-------------------------

     On November 30, 1998, the Partnership announced a proposed recapitalization of the Partnership (the "Recapitalization"), pursuant to which, the Partnership will, among other things, redeem all 7,163,750 outstanding Subordinated Units and all 220,000 outstanding APUs, all of which are owned by the General Partner, for a total price of $69 million, subject to adjustment. In connection with the Recapitalization, the Partnership's Distribution Support Agreement with the General Partner will be terminated and replaced with a $21.6 million liquidity arrangement established by the Partnership consisting of either a deposit in certain highly liquid securities or a letter of credit with a reputable bank or a combination of both. The redemption price will be funded from the proceeds of a new $150 million credit facility to be entered into by the Operating Partnership with a syndicate of banks, together with other available cash resources. See "Liquidity and Capital Resources" in Item 9 of this Annual Report for a discussion of the Operating Partnership's new credit facility.

     In addition, the General Partner will sell its entire general partner interests in the Partnership and the Operating Partnership, including its incentive distribution rights in the Partnership ("IDRs"), to Suburban Energy Services Group LLC, a new entity owned by senior management of the Partnership (the "Successor General Partner"), for a total price of $6 million and the Successor General Partner will assume the rights and duties of the General Partner under the partnership agreements of the Partnership and the Operating Partnership and will be substituted as the new general partner of the
Partnership and the Operating Partnership. In connection with the recapitalization and the substitution of the General Partner, the IDRs will be amended to eliminate the second and third target incentive distribution rights of the new General Partner with respect to distributions in excess of the Minimum Quarterly Distribution to the holders ("Common Unitholders") of common units ("Common Units")and the new General Partner, thereby increasing the rights of Common Unitholders to distributions of available cash in excess of the Minimum Quarterly Distribution and the Board of Supervisors will have the right to convert IDRs to Common Units after the fifth anniversary of the closing of the Recapitalization. The Partnership Agreement and the Operating Partnership Agreement will be amended to permit and effect the Recapitalization and the substitution of the general partner.

     The Recapitalization and the substitution of the general partner were approved by the Partnership's Board of Supervisors upon the recommendation of its elected supervisors acting as a Special Committee. Consummation of the Recapitalization is subject to certain conditions, including the approval of the Partnership's public Common Unitholders and senior noteholders. A Special Meeting of Common Unitholders will be scheduled to vote on the Recapitalization in 1999. It cannot be predicted with certainty when the Recapitalization will be complete, but the Partnership hopes to complete it in the second or third quarter of the 1999 fiscal year. For additional information regarding the Recapitalization, please see the Partnership's Preliminary Proxy Statement, filed with the Securities and Exchange Commission on December 23, 1998.

BUSINESS STRATEGY
-----------------

     The Partnership's strategy is to expand its operations and increase its retail market share in selected markets both through the acquisition of other propane distributors and through internal growth. Although acquisitions have contributed to its growth, the Partnership believes that the current market prices for propane distributors are greater than the cost to grow internally through improved customer retention and marketing. As a result, the Partnership has focused on internal growth. Acquisitions during fiscal 1998 included 5 propane distributors for total consideration of $4.0 million compared to 5 propane distributors acquired in fiscal 1997 for total consideration of $1.7 million and 17 propane distributors acquired during fiscal 1996 for total consideration of $31.7 million.

     The Partnership plans to continue to pursue internal growth by acquiring new customers, retaining existing customers and by selling additional products and services to its customers. The Partnership employs a nationwide sales organization and has a comprehensive customer retention program. By retaining more of its existing customers and continuing to seek new customers, the Partnership believes it can increase its customer base and improve its profitability.

     The Partnership evaluates possible acquisition candidates which are generally local propane distributors as to the potential return on investment after considering synergies which may result from incorporating such acquisitions into the Partnership's infrastructure. The Partnership has and will continue to evaluate non-propane related acquisitions which management believes would provide an attractive return on investment.

INDUSTRY BACKGROUND AND COMPETITION
-----------------------------------

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

     Based upon information provided by the Energy Information Agency, propane accounts for approximately three to four percent of household energy consumption in the United States. Propane competes primarily with electricity, natural gas and fuel oil as an energy source, principally on the basis of price, availability and portability.

     Propane is more expensive than natural gas on an equivalent BTU basis in locations served by natural gas, but serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Historically, the expansion of natural gas into traditional propane markets has been inhibited by the capital costs required to expand pipeline and retail distribution systems. Although the extension of natural gas pipelines tends to displace propane distribution in areas affected, the Partnership believes that new opportunities for propane sales arise as more geographically remote neighborhoods are developed. Propane is generally less expensive to use than electricity for space heating, water heating, clothes drying and cooking. Due to the current geographical diversity of the Partnership's operations, fuel oil has not been a significant competitor. In addition, propane and fuel oil compete to a lesser extent as a result of the cost of converting from one to the other.

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

PRODUCTS, SERVICES AND MARKETING
--------------------------------

     The Partnership distributes propane through a nationwide retail distribution network consisting of more than 340 customer service centers in over 40 states. The Partnership's operations are concentrated in the east and west coast regions of the United States. In fiscal 1998, the Partnership served more than 700,000 active customers. Approximately two-thirds of the Partnership's retail propane volume has historically been sold during the six-month peak heating season from October through March, as many customers use propane for heating purposes. Typically, customer service centers are found in suburban and rural areas where natural gas is not readily available. Generally, such locations consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. Most of the Partnership's residential customers receive their propane supply pursuant to an automatic delivery system which eliminates the customer's need to make an affirmative purchase decision. From its customer service centers, the Partnership also sells, installs and services equipment related to its propane distribution business, including heating and cooking appliances and, at some locations, propane fuel systems for motor vehicles.

     The Partnership sells propane primarily to six markets: residential, commercial, industrial (including engine fuel), agricultural, other retail users and wholesale. Approximately 71.0% of the gallons sold by the Partnership in fiscal 1998 were to retail customers (26.8% to residential customers, 17.8% to commercial customers, 10.4% to industrial customers (including 8.2% to engine fuel customers), 4.7% to agricultural customers and 11.3% to other retail users) and approximately 29.0% were for hedging activities and wholesale customers. Sales to residential customers in fiscal 1998 accounted for approximately 54% of the Partnership's gross profit on propane sales, reflecting the higher-margin nature of this segment of the market. No single customer accounted for 10% or more of the Partnership's revenues during fiscal year 1998.

     Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,200 gallons of propane, into a stationary storage tank on the customer's premises. The capacity of these tanks ranges from approximately 100 gallons to approximately 1,200 gallons, with a typical tank having a capacity of 300 to 400 gallons. The Partnership also delivers propane to retail customers in portable cylinders, which typically have a capacity of 5 to 35 gallons. When these cylinders are delivered to customers, empty cylinders are picked up for replenishment at the Partnership's distribution locations or are refilled in place. The Partnership also delivers propane to certain other bulk end users of propane in larger trucks known as transports (which have an average capacity of approximately 9,000 gallons). End users receiving transport deliveries include industrial customers, large-scale heating accounts, such as local gas utilities which use propane as a supplemental fuel to meet peak load deliverability requirements, and large agricultural accounts which use propane for crop drying. Propane is generally transported from refineries, pipeline terminals, storage facilities (including the Partnership's storage facilities in Hattiesburg, Mississippi and Elk Grove, California), and coastal terminals to the Partnership's customer service centers by a combination of common carriers, owner-operators and railroad tank cars. (See Item 2.)

     In its wholesale operations, the Partnership principally sells propane to large industrial end-users and other propane distributors. This market segment includes customers who use propane to fire furnaces, as a cutting gas and in other process applications. Due to the low margin nature of the wholesale market as compared to the retail market, the Partnership has reduced its emphasis on wholesale marketing, and as such wholesale gallons during fiscal 1998 have decreased.

PROPANE SUPPLY
--------------

     The Partnership's propane supply is purchased from over 90 oil companies and natural gas processors at more than 190 supply points located in the United States and Canada. The Partnership also makes purchases on the spot market. The Partnership purchased over 96% of its propane supplies from domestic suppliers during fiscal 1998. Most of the propane purchased by the Partnership in fiscal 1998 was purchased pursuant to one year agreements subject to annual renewal, but the percentage of contract purchases may vary from year to year as determined by the Partnership. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on such market prices. Some of these agreements provide maximum and minimum seasonal purchase guidelines. The Partnership uses a number of interstate pipelines, as well as railroad tank cars and delivery trucks to transport propane from suppliers to storage and distribution facilities.

     Supplies of propane from the Partnership's sources historically have been readily available. In the fiscal year ended September 26, 1998, Exxon Corporation ("Exxon") and Shell Oil Company ("Shell") provided approximately 14% and 13%, respectively, of the Partnership's total domestic propane supply. The Partnership believes that, if supplies from either Exxon or Shell were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations. Aside from Exxon or Shell, no single supplier provided more than 10% of the Partnership's total domestic propane supply in the fiscal year ended September 26, 1998. See Item 7 for a discussion of the Partnership's evaluation of its suppliers' readiness for Year 2000 compliance in the information services area.

     The Partnership's product procurement and price risk management group seeks to reduce the effect of price volatility on the Partnership's product costs and to help insure the availability of propane during periods of short supply. The Partnership is currently a party to propane futures transactions on the New York Mercantile Exchange and to forward contracts with various third parties to purchase and sell product at fixed prices in the future. These activities are monitored by management through enforcement of the Partnership's Commodity Trading Policy. See Item 7A of this Report.

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

TRADEMARKS AND TRADENAMES
-------------------------

     The Partnership utilizes a variety of trademarks and tradenames which it owns, including "Suburban Propane(R)". The Partnership regards its trademarks, tradenames and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products.

GOVERNMENT REGULATION
---------------------

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

     Pursuant to the 1990 amendments to the Clean Air Act, risk management plans must be implemented at the Partnership's customer service centers by June 22, 1999. The Partnership anticipates that all of its customer service centers will be in compliance with the risk management plan requirement by or before the aforementioned deadline.

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

     The Research and Special Programs Administration ("RSPA") of the U.S. Department of Transportation has recently promulgated Final Rule HM-225 (49 CFR 171.5) which adopts temporary operating requirements for cargo tank motor vehicles used to transport propane (the "Final Rule"). The Final Rule, which became effective on August 16, 1997, effectively requires that such vehicles be equipped with remote control equipment capable of shutting off the flow of propane in the event of a break in the vehicle's delivery hose or piping. The Final Rule also contains a statement that a pre-existing RSPA regulation (Hazardous Materials Regulation 177.834(i)) requires operators of cargo tank vehicles to maintain an "unobstructed view" of the vehicle itself when making deliveries to customer tanks. This new interpretation espoused by RSPA regarding the unobstructed view requirement would require either two operators being in attendance during most customer deliveries or one attendant remaining at a mid-point between the cargo tank vehicle and the customer tank, a practice that the Partnership and the propane industry consider to be unsafe.

     The Partnership and four other major propane marketers have filed suit in the U.S. District Court for the Western District of Missouri challenging the RSPA Final Rule on the basis that it was promulgated in an arbitrary and capricious manner and in violation of the Administrative Procedure Act. In March 1998, the plaintiffs obtained a preliminary injunction staying and postponing the effective date of the Final Rule as it applies to bobtail trucks and any enforcement of RSPA's interpretation of Hazardous Materials Regulation 177.834(i). The National Propane Gas Association, the industry's trade association, has also filed a suit challenging the Final Rule in the U.S. District Court for the Northern District of Texas. In July 1998, RSPA announced the establishment of an advisory committee for a negotiated rule making regarding the matters addressed in the Final Rule. The Partnership cannot yet predict the outcome of the aforementioned suits and negotiated rulemaking proceeding.

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

EMPLOYEES
---------

     As of September 26, 1998 the Partnership had 3,217 full time employees, of whom 319 were general and administrative (including fleet maintenance personnel), 25 were transportation and product supply and 2,873 were customer service center employees. Approximately 181 of such employees are represented by 9 different local chapters of labor unions. The Partnership believes that its relations with both its union and non-union employees are satisfactory. From time to time, the Partnership hires temporary workers to meet peak seasonal demands.

ITEM 2. PROPERTIES.
        ===========

     The Partnership currently owns approximately 70% of its customer service center and satellite locations that it operates and leases the balance of its retail locations from third parties. In addition, the Partnership owns and operates a 187 million gallon underground storage facility in Hattiesburg, Mississippi, and a 22 million gallon refrigerated, above-ground storage facility in Elk Grove, California.

     The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 26, 1998, the Partnership had a fleet of approximately 5 transport truck tractors, of which 4 are owned by the Partnership, and 617 railroad tank cars, of which approximately 2% are owned by the Partnership. In addition, the Partnership utilizes approximately 1,700 bobtail and rack trucks, of which approximately 73% are owned by the Partnership and approximately 1,675 other delivery and service vehicles, of which approximately 58% are owned by the Partnership. Vehicles that are not owned by the Partnership are leased. As of September 26, 1998, the Partnership owned approximately 944,000 customer storage tanks with typical capacities of 100 to 500 gallons and approximately 93,000 portable cylinders with typical capacities of 5 to 10 gallons.

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

ITEM 3. LEGAL PROCEEDINGS.
        ==================

LITIGATION
----------

     A number of personal injury, property damage and product liability suits are pending or threatened against the Partnership. In general, these lawsuits have arisen in the ordinary course of the Partnership's business and involve claims for actual damages, and in some cases, punitive damages. The Partnership is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. These self-insurance reserves include provisions for losses related to pending or threatened litigation. Although any litigation is inherently uncertain, based on past experience, the information currently available to it, the availability of insurance coverage and the amount of its self-insurance reserves for known and unasserted self-insurance claims (which was approximately $21.4 million at September 26, 1998), the Partnership does not believe that these pending or threatened litigation matters will have a material adverse effect on its results of operations or its financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ====================================================

      There were no matters submitted to a vote of security holders of the Partnership, through the solicitation of proxies or otherwise, during the fourth fiscal quarter of the year ended September 26, 1998.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS.
        =================================================================

     The Common Units, representing limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange under the symbol SPH. As of December 3, 1998, there were 1,047 registered Common
Unitholders of record. The following table sets forth, for the periods indicated, the high and low sale prices per Common Unit, as reported on the New York Stock Exchange, and the amount of cash distributions paid per Common Unit.

                                     Common Unit Price Range
                                                                   Cash
                                          High       Low      Distribution Paid
                                          ----       ---      -----------------
1997 Fiscal Year
----------------
First Quarter                            $21.88    $18.75          $0.50
Second Quarter                            20.63     17.75           0.50
Third Quarter                             18.75     17.00           0.50
Fourth Quarter                            20.19     18.06           0.50



1998 Fiscal Year
----------------
First Quarter                             $20.56   $15.38          $0.50
Second Quarter                             20.00    17.50           0.50
Third Quarter                              19.50    18.00           0.50
Fourth Quarter                             20.00    17.56           0.50

1999 Fiscal Year
----------------
First Quarter (through December 17, 1998) $19.94   $17.13          $  -

     There is no established public trading market for the Partnership's Subordinated Units, representing limited partner interests, all of which are held by the General Partner.

     The Partnership makes quarterly distributions to its partners in an aggregate amount equal to its Available Cash (as defined) for such quarter. Available Cash generally means all cash on hand at the end of the fiscal quarter plus all additional cash on hand as a result of borrowings and purchases of APUs subsequent to the end of such quarter less cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements.

     The Partnership is a publicly traded limited partnership that is not subject to federal income tax. Instead, Unitholders are required to report their allocable share of the Partnership's earnings or loss, regardless of whether the Partnership makes distributions.

ITEM 6. SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA.
        =================================================

      The following table presents selected condensed consolidated historical and pro forma financial data (which are unaudited) of the Partnership and the Predecessor Company. The selected condensed consolidated historical data is derived from the audited financial statements of the Partnership and Predecessor Company. The dollar amounts in the table below, except per Unit data, are in thousands.

                                    Partnership (a)                                Predecessor Company
                        -------------------------------------------------------------------------------
                                                Pro Forma            |
                                                   Year     March 5, | October 1,
                        Year Ended  Year Ended   Ended (b)     1996  |     1995         Year Ended
                        ----------  ----------   ---------   through |   through    --------------------
                         Sept 26,    Sept 27,    Sept 28,    Sept 28,|   March 4,   Sept 30,  October 1,
                           1998        1997        1996        1996  |     1996       1995       1994
                           ----        ----        ----        ----  |     ----       ----       ----
Statement of                                                         |
 Operations Data                                                     |
                                                                     |
Revenues................$ 667,287   $ 771,131   $ 707,946  $ 323,947 | $ 383,999   $633,620   $677,767
Gross Profit............  340,847     334,336     330,254    150,746 |   179,508    314,724    347,227
Depreciation and                                                     |
Amortization............   36,531      37,307      35,862     21,046 |    14,816     34,055     34,300
Restructuring Charge....        -       6,911       2,340      2,340 |         -          -          -
Operating Income                                                     |
(Loss)..................   68,814      47,763      58,332     (3,464)|    61,796     55,544     75,490
Interest Expense,                                                    |
Net.....................   30,614      33,979      31,197     17,171 |         -          -          -
Provision for                                                        |
Income Taxes............       35         190         250        147 |    28,147     25,299     33,644
Net Income (Loss).......   38,165      13,594      26,885    (20,782)|    33,649     30,245     41,846
Net Income (Loss)                                                    |
per Unit (c)............$    1.30   $    0.46   $    0.92  $   (0.71)|
Balance Sheet Data                                                   |
(end of period)                                                      |
Current Assets..........$ 132,781   $ 104,361   $ 120,692  $ 120,692 |             $ 78,846   $ 88,566
Total Assets............  729,565     745,634     776,651    776,651 |              705,686    724,280
Current Liabilities.....   91,550      96,701     101,826    101,826 |               69,872     74,555
Long-term Debt..........  427,897     427,970     428,229    428,229 |                    -          -
Other Long-term                                                      |
Liabilities.............   62,318      79,724      81,917     81,917 |               77,579     90,173
Predecessor                                                          |
Equity..................                                             |              558,235    559,552
Partners' Capital -                                                  |
General Partner.........   24,488      12,830       3,567      3,286 |
Partners' Capital -                                                  |
Limited Partners........  123,312     128,409     174,790    161,393 |
Statement of                                                         |
Cash Flows Data                                                      |
Cash Provided by                                                     |
(Used in)                                                            |
  Operating Activities..$  70,073   $  58,848   $  59,196  $  62,961 |  $ (3,765)  $  53,717  $  77,067
  Investing Activities..$   2,900   $ (20,709)  $ (52,414) $ (30,449)|  $(21,965)  $ (22,317) $ (16,126)
  Financing Activities..$ (32,490)  $ (37,734)  $  12,013  $ (13,786)|  $ 25,799   $ (31,562) $ (68,093)
Other Data                                                           |
EBITDA (d)..............$ 105,345   $  85,070   $  94,194  $  17,582 |  $ 76,612   $  89,599  $ 109,790
Capital Expenditures(e).                                             |
Maintenance and growth..$  12,617   $  24,888   $  25,885  $  16,089 |  $  9,796   $  21,359  $  17,839
Acquisitions............$   4,041   $   1,880   $  28,529  $  15,357 |  $ 13,172   $   5,817  $   1,448
Retail Propane                                                       |
Gallons Sold............  529,796     540,799     566,900    257,029 |   309,871     527,269    568,809


Notes:
------

(a) The Partnership acquired the propane business and assets of the Predecessor Company on March 5, 1996 (the Closing Date). There are no material differences in the basis of assets and liabilities between the Partnership and the Predecessor Company.

(b) The pro forma financial and operating information for the year ended September 28, 1996 was derived from the historical statement of operations of the Predecessor Company for the period October 1, 1995 through March 4, 1996 and the consolidated statement of operations of the Partnership from March 5, 1996 to September 28, 1996. The pro forma financial and operating information was prepared to reflect the effects of the Partnership formation as if it had been completed in its entirety as of the beginning of the period presented.

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

 (c) Net income (loss) per Unit is computed by dividing the limited partners' interest in net income (loss) by the number of Units outstanding.

 (d) Defined as operating income plus depreciation and amortization. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with nor superior to generally accepted accounting principles but provides additional information for evaluating the Partnership's ability to pay the Minimum Quarterly Distribution.

 (e) The Partnership's capital expenditures fall generally into three categories: (i) maintenance expenditures, which include expenditures for repair and replacement of property, plant and equipment, (ii) growth capital expenditures which include new propane tanks and other equipment to facilitate expansion of the Partnership's customer base and operating capacity; and (iii) acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and a portion of the purchase price allocated to intangibles associated with such acquired businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.
        =================================================

     The following is a discussion of the historical and pro forma financial condition and results of operations of the Partnership and the Predecessor Company. The discussion should be read in conjunction with the historical and pro forma consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Since the Operating Partnership and Service Company account for substantially all of the assets, revenues and earnings of the Partnership, a separate discussion of the Partnership's results of operations from other sources is not presented.

GENERAL
-------

     The Partnership is engaged in the retail, wholesale marketing and trading of propane and related sales of appliances and services. The Partnership believes it is the third largest retail marketer of propane in the United States, serving more than 700,000 active residential, commercial, industrial and agricultural customers from more than 340 customer service centers in over 40 states. The Partnership's annual retail propane sales volume were approximately 530 million, 541 million and 567 million gallons during the fiscal years ended September 26, 1998, September 27, 1997 and September 28, 1996, respectively.

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

PRODUCT COSTS
-------------

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

SEASONALITY
-----------

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

WEATHER
-------

     Weather conditions have a significant impact on the demand for propane for both heating and agricultural purposes. Many customers of the Partnership rely heavily on propane as a heating fuel. Accordingly, the volume of propane sold is directly affected by the severity of the winter weather which can vary substantially from year to year.

SELECTED QUARTERLY FINANCIAL DATA
---------------------------------
(in thousands)

     Due to the seasonality of the retail propane business, first and second quarter revenues, gross profit and earnings are consistently greater than the comparable third and fourth quarter results. The following presents the Partnership's selected quarterly financial data for the two years ended September 26, 1998.

Fiscal year ended September 26, 1998 (unaudited)(in thousands)

                         First Quarter  Second Quarter  Third Quarter  Fourth Quarter  Fiscal 1998
                         -------------  --------------  -------------  --------------  -----------
Revenues                      $204,886        $230,429       $125,109        $106,863     $667,287
Gross Profit                    99,229         115,078         67,535          59,005      340,847
Operating Income (Loss)         35,025          44,757         (2,925)         (8,043)      68,814
Net Income (Loss)               26,901          37,011        (10,235)        (15,512)      38,165
EBITDA                          44,317          53,930          6,154             944      105,345
Retail Gallons Sold            158,278         180,139        100,735          90,644      529,796

Fiscal year ended September 27, 1997 (unaudited)(in thousands)

                         First Quarter  Second Quarter  Third Quarter  Fourth Quarter  Fiscal 1997
                         -------------  --------------  -------------  --------------  -----------
Revenues                      $246,028        $277,631       $132,363        $115,109     $771,131
Gross Profit                    97,934         114,487         64,885          57,030      334,336
Operating Income (Loss)         25,900          39,459        (10,953)         (6,643)      47,763
Net Income (Loss)               17,338          30,281        (19,181)        (14,844)      13,594
EBITDA                          35,181          48,647         (1,611)          2,853       85,070
Retail Gallons Sold            158,996         183,307        102,899          95,597      540,799


RESULTS OF OPERATIONS
=====================

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997
---------------------------------------------

     REVENUES. Revenues decreased $103.8 million or 13.5% to $667.3 million in fiscal 1998 compared to $771.1 million in fiscal 1997. The decrease is primarily attributable to lower product costs which resulted in lower selling prices and, to a lesser extent, a decrease in retail gallons sold.

     Overall, higher nationwide inventories of propane, coupled with warmer than normal temperatures during the winter of fiscal 1998, resulted in a significant decrease in the cost of propane when compared to the winter of fiscal 1997. Temperatures during fiscal 1998 were 4% warmer than normal and 4% warmer than fiscal 1997, as reported by National Oceanic and Atmospheric Administration ("NOAA"), which is attributable to the El Nino weather phenomenon. Temperatures during January and February of the fiscal 1998 heating season were the warmest on record according to the NOAA which began keeping records over 100 years ago.

     Retail gallons sold decreased 2.0% or 11.0 million gallons to 529.8 million gallons in fiscal 1998 as compared to 540.8 million gallons in the prior year. Wholesale gallons and gallons sold for hedging purposes increased 17.5% or 32.3 million gallons to 216.8 million gallons resulting from the Partnership's expansion of its product procurement and price risk management activities. The decline in retail gallons sold is principally attributable to warmer temperatures principally during the winter heating season in all areas of the Partnership's operations.

     GROSS PROFIT. Gross profit increased $6.5 million or 1.9% to $340.8 million in fiscal 1998 compared to $334.3 million in the prior year. The increase principally resulted from overall higher average propane unit margins and the expansion of the Partnership's product procurement and price risk management activities, including hedging transactions, partially offset by reduced volume of retail propane gallons sold.

     OPERATING EXPENSES. Operating expenses decreased $6.9 million or 3.3% to $202.9 million in fiscal year 1998 compared to $209.8 million in the prior year. The decrease is primarily attributable to the continued favorable impact of restructuring activities undertaken during 1997, principally lower payroll and benefit costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $5.0 million or 15.3% to $37.6 million in fiscal 1998 compared to $32.6 million in the prior year. The increase is primarily attributable to a $1.4 million write-off of certain impaired information systems assets, an increase in professional consulting services, primarily in the information systems area, and a $2.0 million charge related to insurance claims for which insurance coverage was denied.

     OPERATING INCOME AND EBITDA. Results for the fiscal year 1998 include a $5.1 million gain from the sale of an investment in the Dixie Pipeline Co. and a $1.8 million write-off of certain impaired assets. Results for the prior year period include a restructuring charge of $6.9 million. Excluding these one-time items from both periods, operating income increased 19.7% or $10.8 million to $65.5 million compared to $54.7 million in the prior period. EBITDA, excluding the one-time items from both periods, increased 10.9% or $10.0 million to $102.0 million compared to $92.0 million in the prior period.

     The improvement in operating income and EBITDA is primarily attributable to higher overall gross profit and lower operating expenses partially offset by higher selling, general and administrative expenses. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity on ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution.

     INTEREST EXPENSE. Net interest expense decreased $3.4 million to $30.6 million in fiscal 1998 compared with $34.0 million in the prior year. The decrease is attributable to higher interest income on significantly increased cash investments in fiscal 1998 resulting from higher net income, proceeds from the sale of the Partnership's investment in the Dixie Pipeline Co. and, to a lesser extent, improved working capital management and lower product costs.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996
---------------------------------------------

     The Partnership acquired the propane business and assets of the Predecessor Company on March 5, 1996. Solely for purposes of comparing the results of operations of the Partnership for the year ended September 27, 1997 with those of the Partnership and the Predecessor Company for the prior year period, the statement of operations data for the year ended September 28, 1996 is comprised of the combined statements of operations of the Predecessor Company for the period October 1, 1995 to March 4, 1996 and of the Partnership for the period March 5, 1996 to September 28, 1996.

     REVENUES. Revenues increased $63.2 million or 8.9% to $771.1 million in fiscal 1997 compared to $707.9 million in fiscal 1996. The increase is primarily attributable to higher average retail and wholesale selling prices resulting from higher propane product costs. Retail gallons sold decreased 4.6% or 26.1 million gallons to 540.8 million gallons in fiscal 1997 compared to 566.9 million gallons in the prior year, while wholesale gallons sold decreased 2.4% or 4.5 million gallons to 184.5 million gallons compared to 189.0 million in the prior year. The decrease in gallons sold is primarily due to warmer temperatures during the winter heating season in all areas of the Partnership's operations.

     GROSS PROFIT. Gross profit increased $4.1 million or 1.2% to $334.3 million in fiscal 1997 compared to $330.3 million in the prior year. The increase principally resulted from higher average retail propane unit margins partially offset by reduced volumes of propane sold.

     OPERATING EXPENSES. Operating expenses increased $6.4 million or 3.1% to $209.8 million in fiscal year 1997 compared to $203.4 million in the prior year. The increase was due to higher payroll, bad debt and equipment and vehicle leasing costs.

     RESTRUCTURING CHARGES. Fiscal 1997 results reflect a restructuring charge of $6.9 million compared to a $2.3 million restructuring charge in fiscal 1996. In fiscal 1997, after evaluating certain long-term cost reduction strategies and organizational changes, the Partnership reorganized its product procurement and logistics group, redesigned its fleet and maintenance, field and corporate office organizations, and identified facilities to be closed and impaired assets whose carrying amounts would not be recovered. In connection with this effort, the Partnership recorded a $6.9 million restructuring charge, comprised of severance, employee benefit and facility closure costs of $5.1 million, and an impaired asset charge of $1.8 million.

     In fiscal 1996, the Partnership reorganized its corporate office and terminated certain employees. As a result of this action, the Partnership recorded a $2.3 million restructuring charge, comprised of severance and employee benefit costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including the management fee charged to the Predecessor Company and excluding restructuring charges, increased $2.3 million or 7.5% to $32.6 million in fiscal 1997 compared to $30.3 million in the prior year. The increase was principally due to higher expenditures for professional consulting services (primarily information systems) and expansion of customer satisfaction programs.

     OPERATING INCOME AND EBITDA. Operating income, excluding the restructuring charges, decreased $6.0 million or 9.9% to $54.7 million in fiscal 1997 compared to $60.7 million in the prior year. EBITDA, excluding the restructuring charges, decreased $4.5 or 4.7% to $92.0 million. The decrease is primarily attributable to higher operating, selling, general and administrative expenses partially offset by higher overall retail margins. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to pay the Minimum Quarterly Distribution.

     INTEREST EXPENSE. Net interest expense increased $16.8 million to $34.0 million in fiscal 1997 compared to $17.2 million in fiscal 1996. The increase is principally due to the issuance of $425.0 million in Senior Notes in connection with the Partnership's initial public offering in March 1996.

RISK MANAGEMENT
---------------

     The Partnership engages in hedging transactions to reduce the effect of price volatility on its product costs and to help ensure the availability of propane during periods of short supply. The Partnership is currently a party to propane futures contracts on the New York Mercantile Exchange and enters into agreements to purchase and sell propane at fixed prices in the future. These activities are monitored by management through enforcement of the Partnership's Commodity Trading Policy. Hedging does not always result in increased product margins and the Partnership does not consider hedging activities to be material to operations or liquidity for the years ended September 26, 1998 and September 27, 1997. For additional information, see Item 7A of this Report.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Due to the seasonal nature of the propane business, cash flows from operating activities are greater during the winter and spring seasons as customers pay for propane purchased during the heating season. In fiscal 1998, net cash provided by operating activities increased $11.2 million to $70.1 million compared to $58.8 million in fiscal 1997. The increase is primarily due to an increase in net income, exclusive of non-cash items, of $11.2 million. Changes in operating assets and liabilities reflect decreases in accounts receivable of $2.3 million, inventories of $6.3 million and accounts payable of $3.5 million principally due to the lower cost of propane. These decreases were partially offset by an increase in accrued employment and benefit costs of $6.6 million reflecting higher performance-related payroll accruals and an increase in deferred credits and other non-current liabilities of $3.0 million.

     Net cash provided by investing activities was $2.9 million in fiscal 1998, reflecting $12.6 million in capital expenditures (including $6.0 million for maintenance expenditures and $6.6 million to support the growth of operations) and $4.0 million of payments for acquisitions, offset by net proceeds of $6.5 million from the sale of property, plant and equipment and $13.1 million from the sale of the investment in the Dixie Pipeline Co. Net cash used in investing activities was $20.7 million in fiscal 1997, consisting of capital expenditures of $24.9 million (including $13.3 million for maintenance expenditures and $11.6 million to support the growth of operations) and acquisition payments of $1.9 million, offset by proceeds from the sale of property and equipment of $6.1 million. The decrease in cash used for capital expenditures of $12.3 million in fiscal 1998, when compared to the prior year, is primarily due to reductions in new customer equipment purchases and new vehicle purchases, as the Partnership has elected to lease new vehicles rather than purchase new vehicles.

     For fiscal year 1997, net cash provided by operating activities decreased $0.3 million or 0.6% to $58.8 million compared to $59.2 million for fiscal year 1996. Cash provided by operating activities during fiscal 1997 reflects increases in cash from accounts receivable of $23.1 million, prepaid and other current assets of $4.9 million and inventories of $11.8 million principally due to lower sales volumes and a resulting decline in propane purchases. These increases were offset by an aggregate decrease in accounts payable, accrued interest and accrued employment and benefit costs of $37.9 million and $4.3 million of cash expenditures incurred in connection with the Partnership's restructuring.

     Net cash used in investing activities was $52.4 million for fiscal year 1996, reflecting $25.9 million in capital expenditures and $28.5 million of payments for acquisitions offset by net proceeds of $2.0 million from the sale of property, plant and equipment.

     In March 1996, the Operating Partnership issued $425.0 million aggregate principal amount of Senior Notes with an interest rate of 7.54%. The Senior Notes mature June 30, 2011. The Senior Note Agreement requires that the principal be paid in equal annual payments of $42.5 million starting June 30, 2002.

     The Partnership has available a $25.0 million acquisition facility and a $75.0 million working capital facility. Borrowings under the Bank Credit Facilities bear interest at a rate based upon either LIBOR plus a margin, First Union National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .20% to .25% based upon certain financial tests is payable quarterly whether or not borrowings occur. The Bank Credit Facilities, which expire on September 30, 2000, are unsecured on an equal and ratable basis with the Operating Partnership's obligations under the Senior Notes. At September 26, 1998 and September 27, 1997, there were no amounts outstanding under the Bank Credit Facilities.

     The Senior Note Agreement and the Bank Credit Facilities contain various restrictive and affirmative covenants applicable to the Operating Partnership, include (a) maintenance of certain financial tests, (b) restrictions on the incurrence of additional indebtedness, and (c) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Operating Partnership was in compliance with all covenants and terms as of September 26, 1998.

     As a result of lower than anticipated earnings for fiscal 1997 and the costs associated with the restructuring efforts, the Partnership utilized $22.0 million of cash proceeds available under the Distribution Support Agreement between the Partnership and the General Partner in connection with the payment of the Minimum Quarterly Distribution on the Common Units with respect to the third and fourth fiscal quarters of 1997. The Partnership did not utilize proceeds available under the Distribution Support Agreement with respect to the funding of the Minimum Quarterly Distributions for fiscal 1998. The Distribution Support Agreement provides for a maximum of approximately $44.0 million in cash in return for APUs ($22.0 million of which has been utilized) to support the Partnership's Minimum Quarterly Distributions to holders of Common Units through March 31, 2001. The Partnership has not made a distribution on its Subordinated Units since the first fiscal quarter of 1997 and does not intend to make a distribution to the Subordinated Unitholder prior to consummation of the proposed Recapitalization.

     The Partnership will make distributions in an amount equal to all of its Available Cash approximately 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. The Partnership has made distributions to holders of its Common Units for each of the quarters in fiscal 1998.

     The Partnership's anticipated cash requirements for fiscal 1999 include maintenance and growth capital expenditures of approximately $15.0 million for the repair and replacement of property, plant and equipment and approximately $32.0 million of interest payments on the Senior Notes. In addition, the Partnership intends to pay approximately $44.0 million in Minimum Quarterly Distributions to its Common Unitholders and in distributions to its General Partner during fiscal 1999. Based on its current cash position, available Bank Credit Facilities and expected cash from operating activities, the Partnership expects to have sufficient funds to meet these obligations for fiscal 1999, as well as all of its current obligations and working capital needs during fiscal 1999.

     In connection with the proposed Recapitalization, the Operating Partnership has obtained a commitment letter dated October 30, 1998 from The Bank of New York providing for a new bank credit facility allowing for borrowings of up to $150.0 million. The Recapitalization will be funded by borrowings under this facility as well as internally generated funds. Pursuant to the terms of the commitment letter, borrowings under this facility will bear interest at a rate based upon LIBOR plus a margin or The Bank of New York's prime rate plus a margin. The facility will mature upon the earlier of (a) five years from the date of closing and (b) March 31, 2002 if on or before March 31, 2002, the Senior Notes have not been amended to provide that no principal payments are due thereunder prior to June 30, 2003. The Partnership and all present and future domestic subsidiaries of the Operating Partnership will guarantee the repayment of all amounts due under the facility; provided, however, that the Service Company will not be required to guarantee the facility for so long as its EBITDA does not exceed certain levels. The facility will be secured by certain owned and later-acquired assets of the Partnership, the Operating Partnership and its subsidiary guarantors and will rank equally with the Operating Partnership's obligations under the Senior Notes.

READINESS FOR YEAR 2000
-----------------------

     The following disclosure is being made pursuant to the Year 2000 Readiness and Disclosure Act of 1998.

     Many information technology ("IT") and non-information technology ("non-IT") systems in use throughout the world today may not be able to properly interpret date related data from the year 1999 into the year 2000 (the "Y2K" issue). As a result, the Y2K issue could have adverse consequences upon the operations and information processing of many companies, including the Partnership.

     In the second half of 1997, the Partnership began to identify the Y2K exposure of its IT systems by focusing upon those systems and applications it considered critical to its ability to operate its business, supply propane to its customers, and accurately account for those services. The critical systems identified were the retail/sales, the human resources/payroll and the general ledger/financial accounting systems. Based upon the reasonable assurances of the software developers and vendors, the Partnership believes that it has replaced the human resources/payroll and the general ledger/financial accounting systems with Y2K compliant versions. In addition, the Partnership has retained the services of a third party vendor to assist in the remediation of its retail/sales system, as well as the majority of the programs supporting this system. The Partnership anticipates that these critical systems will be Y2K compliant.

     The Partnership has also developed and is currently implementing a comprehensive Y2K project plan to identify and address both its non-critical IT and non-IT systems that could potentially be impacted by Y2K. In conjunction with this plan and in an effort to improve its business efficiency, the

Partnership made the decision to replace all its computer hardware and PC-based computer software, as well as to migrate the majority of its network-based software to a server environment. According to the reasonable representations of the manufacturers, software developers and vendors, all of the newly purchased IT hardware and PC software are functionally Y2K compliant with some minor issues outstanding.

     The Partnership is in the process of assessing the non-IT systems utilized by its field locations to determine the Y2K compliance of those systems. With limited exceptions which are being addressed, the safety related devices at the Partnership's field locations do not incorporate electronic components and, as such, do not require Y2K remediation. The Partnership does not believe that the failure of any of its non-IT systems at any field location would have a material adverse impact upon it.

     As of December 17, 1998, the Partnership has incurred approximately $0.3 million to address its Y2K issues. It is currently estimated that the Partnership will spend between $1.5 and $2.0 million to complete its Y2K compliance program. This figure does not include the amounts spent to upgrade and replace computer hardware and PC-based software. The Partnership does not view the foregoing costs as having a material impact upon its overall financial position and has not delayed or eliminated any other scheduled computer upgrades or replacements due to the Y2K compliance project.

     In addition to testing the individual systems, the Partnership anticipates conducting an overall IT system Y2K compliance test by May 1999. The Partnership is developing a formal Y2K contingency plan that is to be in place prior to June 30, 1999, which will be based upon its overall disaster recovery plan. At this time, the Partnership anticipates that its Y2K contingency plan will be based upon manual processes and procedures.

     While propane itself is not date-dependent, the supply, transportation and consumption of propane is dependent upon third parties, beyond the control of the Partnership, which may have systems potentially impacted by the Y2K issue. The Partnership has contacted the vendors/suppliers identified as being significant to its business and is currently reviewing the responses it has received, if any, to evaluate whether these third parties are or will be Y2K compliant in a timely manner. The Partnership believes that by obtaining these responses, it will be able to minimize any potential business interruption arising out of Y2K's impact upon these vendors/suppliers. Further, although the Y2K failure of any one customer will not have a materially adverse effect upon the Partnership, if a significant percentage of either its customers and/or vendors/suppliers fail in achieving Y2K compliance, the Y2K issue may have an adverse material impact upon the Partnership's operations.

     Although the Partnership currently anticipates that its internal mission critical IT and non-IT systems will be Y2K compliant, it has taken steps to identify and mitigate Y2K compliance issues with its vendors/suppliers and customers and has begun to work on a Y2K contingency plan, the failure of a mission critical IT or non-IT system or the combined failure of vendors/suppliers and/or customers to achieve Y2K compliance could have a material adverse impact on the Partnership's operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ==========================================================

     As of September 26, 1998, the Partnership was party to propane forward contracts with various third parties and futures traded on the New York Mercantile Exchange ("NYMEX"). Such contracts provide that the Partnership sell or acquire propane at a fixed price at fixed future dates. At expiration, the contracts are settled by the delivery of propane to the respective party or are settled by the payment of a net amount equal to the difference between the then current price of propane and the fixed contract price. The contracts are entered into for purposes other than trading in anticipation of market movements, and to manage and hedge exposure to fluctuating propane prices as well as to help ensure the availability of propane during periods of high demand.

     Market risks associated with the trading of futures and forward contracts are monitored daily for compliance with the Partnership's trading policy which includes volume limits for open positions. Open inventory positions are reviewed and managed daily as to exposures to changing market prices.

MARKET RISK
-----------

     The Partnership is subject to commodity price risk to the extent that propane market prices deviate from fixed contract settlement amounts. Futures contracts traded with brokers of the NYMEX require daily cash settlements in margin accounts. Forward contracts are generally settled at the expiration of the contract term.

CREDIT RISK
-----------

     Futures contracts are guaranteed by the NYMEX and as a result have minimal credit risk. The Partnership is subject to credit risk with forward contracts to the extent the counterparties do not perform. The Partnership evaluates the financial condition of each counterparty with which it conducts business and establishes credit limits to reduce exposure to credit risk of non-performance.

SENSITIVITY ANALYSIS
--------------------

     In an effort to estimate the exposure of unfavorable market price movements, a sensitivity analysis of open positions as of September 26, 1998 was performed. Based on this analysis, hypothetical 10% and 25% adverse changes in market prices for each of the future months for which a future and/or forward contract exists indicate potential losses in future earnings of $1.8 million and $4.5 million, respectively, as of September 26, 1998.

     The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

     As of December 17, 1998, the posted price of propane at Mont Belvieu, Texas (a major storage point) was 21 cents per gallon as compared to 26 cents per gallon at September 28, 1998, representing a 19% decline. Such decline is attributable to factors including warmer weather patterns, high national propane inventory levels and decreases in the market price of crude oil.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
        ============================================

     The Partnership's Consolidated Financial Statements and the Reports of Independent Accountants thereon and the Supplementary Financial Information listed on the accompanying Index to Financial Statement Schedules are included herein. See Item 7 for Selected Quarterly Financial Data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.
========================================================

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         ===================================================

PARTNERSHIP MANAGEMENT
----------------------

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

PARTNERSHIP MANAGEMENT FOLLOWING RECAPITALIZATION
-------------------------------------------------

      The Amended Partnership Agreements to be adopted in connection with the Recapitalization will provide that, immediately following the closing of the Recapitalization, the size of the Board of Supervisors will be reduced from seven to five by eliminating the positions of the two supervisors now appointed by management. As as result, if the Recapitalization is approved, there will be three Elected Supervisors and two Appointed Supervisors and the Elected Supervisors will hold a majority of seats on the Board of Supervisors. The Elected Supervisors are expected to continue to be John Hoyt Stookey, Harold R. Logan and Dudley C. Mecum. The Appointed Supervisors are expected to be Mark A. Alexander, President and Chief Executive Officer of the Partnership, and Michael
J. Dunn, Jr., Senior Vice President of the Partnership. Messrs. Alexander and Dunn currently serve as the two Supervisors appointed by the management of the Partnership under the Partnership Agreement. The three Elected Supervisors will continue to serve on the Audit Committee.

BOARD OF SUPERVISORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP
--------------------------------------------------------------

     The following table sets forth certain information with respect to the members of the Board of Supervisors and executive officers of the Partnership as of December 3, 1998. Officers are elected for one-year terms and Supervisors are elected or appointed for three-year terms.

                                     Position With the
     Name                      Age   Partnership
----------------------------- -----  --------------------------------------

Mark A. Alexander............  40    President and Chief Executive Officer;
                                     Member of the Board of Supervisors
                                     (Management Supervisor)
Michael J. Dunn, Jr..........  49    Senior Vice President - Member of the
                                     Board of Supervisors(Management Supervisor)

Anthony M. Simonowicz........  48    Vice President and Chief Financial Officer
Michael M. Keating...........  45    Vice President -- Human Resources and
                                     Administration
Kevin T. McIver..............  44    Vice President, General Counsel and
                                     Secretary
Thomas A. Nunan..............  65    Vice President -- Sales
Edward  J. Grabowiecki.......  36    Controller and Chief Accounting Officer
George H. Hempstead, III.....  55    Member of the Board of Supervisors
                                     (Appointed Supervisor)
John E. Lushefski............  43    Member of the Board of Supervisors
                                     (Appointed Supervisor)
John Hoyt Stookey............  68    Member of the Board of Supervisors
                                     (Chairman and Elected Supervisor)
Harold R. Logan, Jr..........  54    Member of the Board of Supervisors
                                     (Elected Supervisor)
Dudley C. Mecum..............  63    Member of the Board of Supervisors
                                     (Elected Supervisor)

     Mr. Alexander serves as President and Chief Executive Officer of the Partnership and as a Management Supervisor of the Board of Supervisors. Prior to October 1, 1996, he served as Executive Vice Chairman and Chief Executive Officer of the Partnership. Mr. Alexander was Senior Vice President -- Corporate Development of Hanson Industries (Hanson's management division in the United States) from 1995 until March 4, 1996, where he was responsible for mergers and acquisitions, real estate and divestitures, and was Vice President of Acquisitions from 1989 to 1995. He was an Associate Director of Hanson from 1993 and a Director of Hanson Industries from June 1995 until March 4, 1996. Mr. Alexander is also a Director of the National Propane Gas Association.

     Mr. Dunn serves as Senior Vice President and Management Supervisor of the Partnership. Mr. Dunn was Vice President -- Procurement and Logistics of the Partnership from March 1997 until August 1998. Prior to joining the Partnership, Mr. Dunn was Vice President of Commodity Trading for Goldman Sachs & Company, New York, NY since 1981.

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

     Mr. Nunan serves as Vice President -- Sales of the Partnership. Mr. Nunan was Vice President -- Sales of Suburban Propane from October 1990 until March 1996. He is currently a director and member of the Executive Committee of the National Propane Gas Association. Mr. Nunan is also a director of the Propane Education and Research Council and a director of the Propane Vehicle Council.

     Mr. Grabowiecki is the Controller and Chief Accounting Officer of the Partnership. Mr. Grabowiecki served as Director of Accounting Services of the Partnership from January 1996 to September 1996. Prior to joining the Partnership, Mr. Grabowiecki was a regional controller for Discovery Zone, Inc. from June 1993 to January 1996. Mr. Grabowiecki held several positions at Ernst & Young from 1984 to 1993, including Senior Manager from 1992 to 1993.

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

     Mr. Stookey is an Elected Supervisor and Chairman of the Board of Supervisors of the Partnership. He was the non-executive Chairman and a director of Quantum from the time it was acquired by Hanson on September 30, 1993 to October 31, 1995. From 1986 to September 30, 1993, he was the Chairman, President and Chief Executive Officer of Quantum. He is also a director of United States Trust Company of New York, ACX Technologies, Inc. and Cyprus Amax Minerals Company.

     Mr. Logan is an Elected Supervisor of the Partnership. Mr. Logan is Executive Vice President - Finance and Treasurer as well as a Director of TransMontaigne Inc. (a holding company formed to operate and purchase companies engaged in the marketing and distribution of petroleum products). From 1987 to 1995 he served as Senior Vice President of Finance and a Director of Associated Natural Gas Corporation (an independent gatherer and marketer of natural gas, natural gas liquids and crude oil which in 1994 was acquired by Panhandle Eastern Corporation). Mr. Logan is also a director of Snyder Oil Corporation (an oil and gas exploration and production company) and Union Bankshares Ltd. (a commercial bank).

     Mr. Mecum is an Elected Supervisor. Mr. Mecum is a Managing Director of Capricorn Holdings, LLC (a sponsor of and investor in leveraged buyouts). He was Chairman of Mecum Associates Inc. (management consultants) from June 1996 to June 1997. Mr. Mecum was a partner of G.L. Ohrstrom & Co. (a sponsor of and investor in leveraged buyouts) from 1989 to June, 1996. He is also a director of CITIGROUP, Travelers P&C Corp., Lyondell Chemical Company, Dyncorp, Vicorp Restaurants, Inc., Metris Industries, Inc. and CCC Information Systems Inc.

ITEM 11.  EXECUTIVE COMPENSATION
          ======================

SUMMARY COMPENSATION TABLE
--------------------------

     The following table sets forth a summary of all compensation awarded or paid to or earned by the chief executive officer and the four other most highly compensated executive officers of the Partnership in fiscal 1998. Mr. Dunn assumed the position of Senior Vice President and Management Supervisor of the Board of Supervisors in July 1998.

                                                                           Long Term Compensation
                                                                           ----------------------
                                                                                  Restricted
                                                      Annual Compensation         Unit Awards(2)           All
                                                      -------------------         ------------            Other
Name and Principal Position                  Year  Salary ($)   Bonus(1) ($)     $          Units (#)   Compensation(4)
---------------------------                  ----  ----------   ----------     -         ---------    -------------
Mark A. Alexander                            1998    381,250      381,528           0            0          78,686
President and Chief Executive Officer        1997    375,000      100,000   1,953,000       97,561          18,756
                                             1996    196,538       20,417   3,000,000      146,341           1,610

Michael J. Dunn, Jr.                         1998    178,000      153,177           0            0          36,891
Sr. Vice President                           1997    150,000       30,038     900,000       48,780          14,500

Anthony M. Simonowicz                        1998    154,000      100,000           0            0          36,324
Vice President and Chief Financial Officer   1997    138,000       24,000     539,000       29,268          13,349
                                             1996    120,000        6,000     400,000       19,512         125,500 (5)

Kevin T. McIver                              1998    146,000       73,153           0            0          17,161
Vice President and General Counsel           1997    145,000       19,333     251,000       13,415           4,350
                                             1996    138,000        6,210     325,000       15,854         143,140 (5)

Thomas A. Nunan                              1998    145,000       72,500           0 (3)        0 (3)      16,775
Vice President - Sales                       1997    145,000       19,358           0            0           9,850
                                             1996    135,000       17,542           0            0         102,000 (5)


(1) Bonuses are reported for the year earned,  regardless of the year paid.
(2) The aggregate dollar value of Restricted Unit Awards was computed by multiplying the number of Restricted Units granted by the closing market price on the date of grant. The Restricted Units are subject to a bifurcated vesting procedure such that: (i) 25% of the units vest over time with one-third vesting at the end of each third, fifth and seventh anniversaries from the date of grant in equal amounts (or upon a "change of control" of the Partnership); and the remaining 75% vest automatically upon, and in the same proportion as, the conversion of the Subordinated Units to Common Units, which conversion cannot commence prior to April 1999 under the Partnership Agreement (or upon a "change of control" of the Partnership). Until such Restricted Units vest, their holders will not be entitled to any distributions or allocations of income and loss, nor shall they have any voting or other rights with respect to such Common Units. At September 26, 1998, the number of Restricted Units and the aggregate value thereof (calculated at a per Unit price of $19.188, the closing price of Common Unit on September 25, 1998 as reported on the New York Stock Exchange) were
243,902  ($4,679,991) for Mr. Alexander,  48,780 ($935,990) for Mr. Dunn, 48,780
($935,990) for Mr. Simonowicz, and 29,269 ($561,614) for Mr. McIver.
(3) In lieu of participation in the Restricted Unit Plan, Mr. Nunan is entitled, subject to certain conditions, to receive cash payments of $221,030 in March 1999, $141,610 in March 2000 and $131,132 in March 2001.
(4) These amounts include the following:
    a. Health and welfare payments for Messrs. Alexander, Dunn, Simonowicz and Nunan. Mr. McIver does not participate in the plan.

    b. Vehicle Allowances for Messrs. Alexander, Dunn, Simonowicz and McIver.
    c. Matching contributions under the Suburban Retirement Savings and Investment Plan for Messrs. Alexander, Dunn, Simonowicz, Nunan and McIver.
(5) For fiscal year 1996, amounts for Messrs. Simonowicz, McIver and Nunan include success fees paid in connection with the Partnership's initial public offering.

RETIREMENT BENEFITS
-------------------

              The following table sets forth the annual benefits upon retirement at age 65 in 1998, without regard to statutory maximums, for various combinations of final average earnings and lengths of service which may be payable to Messrs. Alexander, Dunn, Simonowicz, McIver and Nunan under the Pension Plan for Eligible Employees of Suburban Propane, L.P. and Subsidiaries and the Suburban Propane Company Supplemental Executive Retirement Plan. Each such plan has been assumed by the Partnership and each such person will be credited for service earned under such plan to date. Messrs. Alexander, Dunn, Simonowicz, McIver and Nunan have 2 years, 1 year, 9 years, 15 years and 10 years service under the plans.

                                  PENSION PLAN
       ANNUAL BENEFIT FOR YEARS OF CREDITED SERVICE SHOWN (1),(2),(3),(4)
Average
Earnings   5 Yrs.   10 Yrs.   15 Yrs.    20 Yrs.    25 Yrs.    30 Yrs.   35 Yrs.
--------   ------   -------   -------    -------    -------    -------   -------
$100,000    8,070    16,141    24,211     32,282     40,352     48,422    56,493
$200,000   16,820    33,641    50,461     67,282     84,102    100,922   117,743
$300,000   25,570    51,141    76,711    102,282    127,852    153,422   178,993
$400,000   34,320    68,641   102,961    137,282    171,602    205,922   240,243
$500,000   43,070    86,141   129,211    172,282    215,352    258,422   301,493

(1) The Plans'  definition  of earnings  consists  of base pay only.
(2) Annual Benefits are computed on the basis of straight life annuity amounts. The pension benefit is calculated as follows:
          the sum of (a) plus (b) multiplied by (c) where (a) is that portion of final average earnings up to 125% of social security Covered Compensation times 1.4% and (b) is that portion of final average earnings in excess of 125% of social security Covered Compensation times 1.75% and (c) is credited service up to maximum of 35 years.
(3) Effective January 1, 1998, the Plan was amended to a cash balance benefit formula for current and future Plan participants. Initial account balances were established based upon the actuarial equivalent value of the accrued 12/31/97 Prior Plan benefit. Annual interest credits and pay-based credits will be credited to this account. The 1998 pay-based credits for Messrs. Alexander, Dunn, Simonowicz, McIver and Nunan are 2.5%, 1.5%, 2.0%, 7.0% and 2.0% respectively. Participants as of 12/31/97 will receive the greater of the cash balance benefit and the Prior Plan benefit through the year 2002.
(4) In addition, a supplemental cash balance account was established equal to the value of certain benefits related to retiree medical and vacation benefits. An initial account value was determined for those active employees who were eligible for retiree medical coverage as of April 1, 1998 equal to $415 multiplied by years of benefit service (maximum of 35 years). Future pay-based credits and interest are credited to this account. The 1998 pay-based credits for Messrs. Alexander, Dunn, Simonowicz, McIver, and Nunan are 2.0%, 0.0%, 0.0%, 2.0% and 4.0% respectively. This account is payable in addition to the "grandfathered benefit calculations".

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

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
--------------------------------------

     The Partnership has adopted a non-qualified, unfunded supplemental retirement plan known as the Supplemental Executive Retirement Plan. The purpose of the Plan is to provide certain executive officers with a level of retirement income from the Partnership, without regard to statutory maximums. Under the Plan, a participant's annual benefit, assuming retirement at age 65, is equal to
(a) 1.4% of the participant's Average Final Compensation not in excess of 125% of Covered Compensation plus (b) 1.75% of the participant's Average Compensation in excess of 125% of Covered Compensation times (c) the participant's years of benefit service with the Partnership (not to exceed 35) minus (d) the Pension Offset. The defined terms in this paragraph will have the same meanings as in the Plan or in the Partnership's Qualified Retirement Plan. Messrs. Alexander, Dunn and Simonowicz currently participate in this Plan.

RESTRICTED UNIT PLAN
--------------------

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

     Rights to acquire authorized but unissued Common Units of the Partnership with an aggregate value of $15.0 million are available under the Restricted Unit Plan for purposes of calculating the value of these Unit grants, a value of $20.50 (the initial public offering price of the Common Units) has been utilized. As of September 26, 1998, rights to acquire Common Units with an aggregate value of $12.7 million have been granted, subject to the vesting conditions described below and subject to other customary terms and conditions, as follows: (i) rights to acquire Common Units with an aggregate value of $5.0 million have been allocated to Mr. Alexander, (ii) rights to acquire Common Units with an aggregate value of $6.8 million were allocated to other participants in the Plan who are officers or managers of the Partnership's business, as determined by the Board of Supervisors or a compensation committee thereof, and (iii) rights to acquire Common Units with an aggregate value of $0.9 million were allocated among the three Elected Supervisors.

     The right to acquire the remaining $2.3 million of the $15.0 million aggregate value of Available Units have been reserved and may be allocated or issued in the future to executives and managers on such terms and conditions (including vesting conditions) as are described below or as the Board of Supervisors, or a compensation committee thereof, shall determine. Without the consent of the General Partner, such awards to executives or managers cannot be made to prior award recipients except on terms and conditions substantially identical to the awards previously received. Each Elected Supervisor subsequently appointed or elected will receive rights to acquire Common Units with a value of $0.3 million on the same terms and conditions as those granted to the three initial Elected Supervisors.

     The Units are subject to a bifurcated vesting procedure such that (i) twenty-five percent of the Units will vest over time (or upon a "change of control" of the Partnership as defined in the Restricted Unit Plan, if earlier) with one-third of such units vesting at the end of the third, fifth and seventh anniversaries from the date of grant, and (ii) the remaining seventy-five percent of the Units will vest automatically upon, and in the same proportions as, the conversion of the Subordinated Units to Common Units (or upon a "change of control" of the Partnership as defined in the Restricted Unit Plan, if earlier). The proposed Recapitalization and related sale of the General Partner interests will constitute a change of control under the Plan, resulting in vesting of all outstanding Units.

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

LONG-TERM INCENTIVE PLAN
------------------------

      The Partnership has adopted a non-qualified, unfunded long-term incentive plan for officers and key employees, effective October 1, 1997. Awards are based on a percentage of base pay and are subject to the achievement of certain performance contingencies, including the Partnership's ability to earn sufficient funds and make cash distributions on its common and subordinated units with respect to each fiscal year. Awards vest over time with one-third vesting at the end of years three, four, and five from the award date.

Long-Term Incentive Plan awards earned in fiscal year 1998 are:

                                 Performance or
                                  Other Period
                       Award    Until Maturation   Potential Awards Under Plan
Name                  FY 1998      or Payout      Threshold    Target    Maximum
----                  -------      ---------      ---------    ------    -------

Mark A. Alexander      $57,230     3-5  Years    $       0    $57,230   $114,460
Michael J. Dunn, Jr.    23,970     3-5  Years            0     23,970     47,940
Anthony M. Simonowicz   15,015     3-5  Years            0     15,015     30,030
Kevin T. McIver         10,950     3-5  Years            0     10,950     21,900
Thomas A. Nunan         10,875     3-5  Years            0     10,875     21,750

EMPLOYMENT AGREEMENTS
---------------------

     The Partnership entered into an employment agreement (the "Employment Agreement") with Mr. Alexander ("Executive") which became effective March 5, 1996 and was amended October 23, 1997. The summary of such Employment Agreement contained herein does not purport to be complete and is qualified in its entirety by reference to the Employment Agreement.

     Mr. Alexander's Employment Agreement has an initial term of three years but automatically renews for successive one-year periods, unless earlier terminated by the Partnership or by Mr. Alexander or otherwise terminated in accordance with the Employment Agreement. The Employment Agreement for Mr. Alexander provides for an annual base salary of $380,000 as of September 26, 1998. In addition, Mr. Alexander may earn a bonus up to 100% of annual base salary (the "Maximum Annual Bonus") for services rendered based upon certain performance criteria. The Employment Agreement also provides for the opportunity to participate in benefit plans made available to other senior executives and senior managers of the Partnership, including the Restricted Unit Plan. The Partnership also provides Mr. Alexander with term life insurance with a face amount equal to three times his annual base salary.

     Mr. Alexander also participates in a non-qualified supplemental retirement plan which provides retirement income which could not be provided under the Partnership's qualified plans by reason of limitations contained in the Internal Revenue Code. If a "change of control" (as defined in the Employment Agreement) of the Partnership occurs and within six months prior thereto or at any time subsequent to a change of control the Partnership terminates the Executive's employment without "cause" or the Executive resigns with "good reason", then the Executive will be entitled to (i) a lump sum severance payment equal to three times the sum of his annual base salary in effect as of the date of termination and the Maximum Annual Bonus, and (ii) medical benefits for three years from the date of such termination. The Employment Agreement provides that if any payment received by the Executive is subject to the 20% federal excise tax under Section 4999 of the Code, the payment will be grossed up to permit the Executive to retain a net amount on an after-tax basis equal to what he would have received had the excise tax not been payable.

SEVERANCE PROTECTION PLAN FOR KEY EXECUTIVES
--------------------------------------------

     The Partnership has adopted a Severance Protection Plan which provides the Partnership's officers and key employees with employment protection for one year following a "change of control" as defined in the Plan. This plan provides for severance payments equal to sixty-five weeks of base pay and target bonus for such officers and key employees following a change of control and termination of employment. Pursuant to Severance Protection Agreements, Messrs. Dunn, Simonowicz and McIver, as executive officers of the Partnership, have been granted severance protection payments of 78 weeks of base pay and target bonuses following a change in control and termination of employment in lieu of participation in the Severance Protection Plan.

COMPENSATION OF SUPERVISORS
---------------------------

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS
---------------------------------------------------------------------------

     Compensation of the executive officers of the Partnership is determined by the Compensation Committee of its Board of Supervisors. The Compensation Committee is comprised of Messrs. Stookey, Logan and Hempstead who are not officers or employees of the Partnership.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         ===============================================================

     The following table sets forth certain information as of December 17, 1998 regarding the beneficial ownership of Common and Subordinated Units by each person or group known by the Partnership (based upon filings under Section 13(d) or (g) under The Securities Exchange Act of 1934) to own beneficially more than

5% thereof, each member of the Board of Supervisors, each executive officer named in the Summary Compensation table and all members of the Board of Supervisors and executive officers as a group. Except as set forth in the notes to the table, the business address of each person in the table is c/o the Partnership, 240 Route 10 West, Whippany, New Jersey 07981-0206. Each individual or entity listed below has sole voting and investment power over the Units reported, except as noted below.

Suburban Propane, L.P.
----------------------

                    Name                          Amount and nature of  Percent
Title of Class      of Beneficial Owner           Beneficial Ownership  of Class
--------------      -------------------           --------------------  --------
Common Units        Mark A. Alexander                    20,000          .093%
                    Michael J. Dunn, Jr.                      0            --
                    Anthony M. Simonowicz                 2,000          .009%
                    Thomas A. Nunan                       2,500          .012%
                    Kevin T. McIver                       1,000          .005%
                    Edward J. Grabowiecki                   200          .001%
                    George H. Hempstead, III(a)(b)            0            --
                    John E. Lushefski (a)(b)                  0            --
                    John Hoyt Stookey                    10,000          .046%
                    Harold R. Logan, Jr.                  2,500          .012%
                    Dudley C. Mecum                       1,000          .005%
                    All Members of the Board
                    of Supervisors and Executive
                    Officers as a Group (12 persons)     39,200          .182%

Subordinated Units  Suburban Propane GP, Inc.(c)      7,163,750(d)      100.0%

                    As executive officers of Millennium, Messrs. Hempstead and Lushefski have shared voting and investment power over the Subordinated Units. Messrs. Hempstead and Lushefski disclaim beneficial ownership of the Subordinated Units.

APUs                Suburban Propane GP, Inc. (c)       220,000(d)      100.0%

General Partner
 Interest           Suburban Propane GP, Inc.  (c)      2%              100.0%


(a) The business address of such Supervisor is c\o Millenium Chemicals Inc., 230 Half Mile Road, Red Bank, New Jersey 07701.

(b)  Pursuant to the Recapitalization Agreement, Messrs. Hempstead and Lushefski
     will  resign  as   Supervisors   effective   as   of  the  Closing  of  the
     Recapitalization.

(c) Suburban Propane GP, Inc. is the General Partner and is an indirect wholly-owned subsidiary of Millenium Chemicals Inc. The business address of Suburban Propane GP, Inc. is 230 Half Mile Road, Red Bank, New Jersey 07701.

(d)  Will be redeemed in the Recapitalization.

     If the Recapitalization is completed, the Subordinated Units and the APUs will be redeemed and the general partner interest in the Partnership currently held by Suburban Propane GP, Inc. will be sold to Suburban Energy Services Group LLC, a new entity owned by senior management of the Partnership.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-----------------------------------------

Section 16(a) of the Exchange Act requires the Partnership's directors and executive officers to file initial reports of ownership and reports of changes in ownership of the Company's Common Units with the Securities and Exchange Commission. Directors and executive officers are required to furnish the Partnership with copies of all Section 16(a) forms that they file. Based on a review of these filings, the Partnership believes that all such filings were made timely during the 1998 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ===============================================

RIGHTS OF THE GENERAL PARTNER
-----------------------------

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

DISTRIBUTION SUPPORT AGREEMENT
------------------------------

     The Partnership and the General Partner have entered into the Distribution Support Agreement which is intended to enhance the Partnership's ability to make the Minimum Quarterly Distribution on the Common Units during the Subordination Period. Pursuant to the Distribution Support Agreement, the General Partner has agreed to contribute cash, in exchange for APUs to enable the Partnership to distribute the Minimum Quarterly Distribution up to a maximum of approximately $44.3 million. Through December 3, 1998, the General Partner has contributed a total of $22.0 million to the Partnership and received 220,000 APUs in consideration thereof. Millennium (the "APU Guarantor") has agreed pursuant to the Distribution Support Agreement to guarantee the General Partner's APU contribution obligation. The Unitholders have no independent right separate and apart from the Partnership to enforce the General Partner's or the APU Guarantor's obligations under the Distribution Support Agreement. The
Distribution Support Agreement will be terminated upon consummation of the proposed Recapitalization and will be replaced with a $21.6 million liquidity arrangement established by the Partnership consisting of either a deposit in certain highly liquid securities or a letter of credit with a reputable bank or a combination of both. See "Proposed Recapitalization in Item 1 of this Report".

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ===============================================================

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

           - First Amendment to Employment Agreement dated as of March 5, 1996 between the Operating Partnership and Mr. Alexander entered into as of October 23, 1997 (filed as Exhibit 10.7 to the Partnership's Annual Report on Form 10-K for the fiscal year ended September 27, 1997).

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

     (b) Reports on Form 8-K

             Report  on  Form  8-K  dated   December  3,  1998   announcing  the
             Partnership's Recapitalization Plan.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Suburban Propane Partners, L.P.


                                   By:  /s/ MARK A. ALEXANDER
                                      --------------------------
                                      Mark A. Alexander
                                      President, Chief Executive Officer and
                                      Management Supervisor


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                  Title                          Date
     ---------                  -----                          ----


/s/ MICHAEL J. DUNN, JR.        Management Supervisor          December 23, 1998
-------------------------
    (Michael J. Dunn, Jr.)

/s/ GEORGE H. HEMPSTEAD, III    Appointed Supervisor           December 23, 1998
------------------------------
    (George H. Hempstead, III)

/s/ JOHN E. LUSHEFSKI           Appointed Supervisor           December 23, 1998
-----------------------
    (John E. Lushefski)

/s/ JOHN HOYT STOOKEY           Elected Supervisor             December 23, 1998
-----------------------
    (John Hoyt Stookey)

/s/ HAROLD R. LOGAN, JR.        Elected Supervisor             December 23, 1998
--------------------------
    (Harold R. Logan, Jr.)

/s/ DUDLEY C. MECUM             Elected Supervisor             December 23, 1998
---------------------
    (Dudley C. Mecum)

/s/ ANTHONY M.  SIMONOWICZ      Vice President and Chief       December 23, 1998
---------------------------     Financial Officer of Suburban
    (Anthony M. Simonowicz)     Propane Partners, L.P.


/s/ EDWARD J. GRABOWIECKI       Controller and Chief           December 23, 1998
---------------------------     Accounting Officer of Suburban
    (Edward J. Grabowiecki)     Propane Partners, L.P.

                                INDEX TO EXHIBITS

The exhibits listed on this Exhibit Index are filed as part of this report. Exhibits required to be filed by Item 601 of Regulation S-K which are not listed are not applicable.

     Exhibit
     Number        Description
     ------        -----------

**** 2.1 Recapitalization Agreement dated as of November 27, 1998 by and among the Partnership, the Operating Partnership, the General Partner, Millenium and Suburban Energy Services Group LLC.

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

*   10.9          Form  of  Unit  Grant  Agreement pursuant to the Partnership's
                  1996 Restricted Unit Plan.

     Exhibit
     Number       Description
     ------       -----------

**   10.11        The   Partnership   Supplemental  Executive  Retirement   Plan
                  (effective as of March 5, 1996).

**   10.12        The Partnership's Severance Protection Plan dated September
                  1996.

*****10.13        Suburban Propane L.P. Long-Term Incentive Program.

**   21.1         Listing of Subsidiaries of the Partnership.

*****23.1         Consent of Independent Accountants.

*****27.1         Financial Data Schedule.

--------------------------------------------------------------------------------

 * Incorporated by reference to the same numbered Exhibit to the Partnership's Current Report Form 8-K filed April 29, 1996.

** Incorporated by reference to the same numbered Exhibit to the Partnership's Annual Report on Form 10-K for the fiscal year ended September 28, 1996.

*** Incorporated by reference to the same numbered Exhibit to the Partnership's Annual Report on form 10-K for the fiscal year ended September 27, 1997.

**** Incorporated by reference to Exhibit 2.1 to the Partnership's Form 8-K filed December 3, 1998.

*****Filed herewith.

                                                                  EXHIBIT 10.13
                                                       Long-Term Incentive Plan








                             SUBURBAN PROPANE, L.P.

                           LONG TERM INCENTIVE PROGRAM

                     (As Adopted Effective October 1, 1997)

                             SUBURBAN PROPANE, L.P.
                            LONG TERM INCENTIVE PLAN


1.  PURPOSE
    -------
         The purpose  of this  Plan is to strengthen Suburban Propane, L.P., and its parent Suburban Propane Partners, L.P., Delaware limited partnerships (collectively, the "PARTNERSHIP"), by providing an incentive to certain Participants (as hereinafter defined), and thereby encouraging them to devote their abilities and industry to the success of the Partnership's business enterprise in such a manner as to maximize the Partnership's value and ability to pay distributions to holders of its Common Units and Subordinated Units. It is intended that this purpose be achieved by extending to certain Participants an added long-term incentive for continued service to the Partnership, and for high levels of performance and unusual efforts which enhance the Partnership's value by offering incentives to effect such results.

2.  DEFINITIONS.
    ------------
         For purposes of this Plan, capitalized terms shall have the following meanings:
    2.1  "AWARD" means  a  cash  amount  earned  by  a  Participant  pursuant to
         Section 5.
    2.2  "BENEFICIARY" means a Participant's beneficiary pursuant to Section 10.
    2.3  "BOARD" means the Board of Supervisors of the Partnership.
    2.4 "CAUSE" means, unless otherwise provided in an Agreement, (i) in the case of an employee of Suburban Propane, L.P. (a) the Participant's gross negligence or willful misconduct in the performance of his duties, (b) the Participant's willful or grossly negligent failure to perform his duties, (c) the breach by the Participant of any written covenants to Suburban Propane, L.P., (d) dishonest, fraudulent or unlawful behavior by the Participant (whether or not in conjunction with employment) or the Participant being subject to a judgment, order or decree (by consent or otherwise) by any governmental or regulatory authority which restricts his ability to engage in the business conducted by the Partnership, or any of their affiliates or (e) willful or reckless breach by the Participant of any policy adopted by the Partnership concerning conflicts of interest, standards of business conduct or fair employment practices or procedures with respect to compliance with applicable laws, and (ii) in the case of an Elected Supervisor, the commission of an act of fraud or intentional misrepresentation or an act of embezzlement, misappropriation or conversion of assets or opportunities of the Partnership or any of its affiliates.

    2.5 "CHANGE IN CAPITALIZATION" means any increase or reduction in the number of Common Units, or any change (including, but not limited to, a change in value)in the Common Units, change in the percentage ownership interest of the Partnership attributable to the Common Units or exchange of Common Units for a different number or kind of units or other securities of the Partnership, by reason of a reclassification, recapitalization, merger, consolidation, reorganization, spin-off, split-up, issuance of warrants or rights or other convertible securities, unit distribution, unit split or reverse unit split, cash dividends, property dividend, combination or exchange of units, repurchase of units, change in corporate structure or otherwise.

    2.6 "CHANGE OF CONTROL" means the occurrence during the term of the Plan of:

         (a) an acquisition (other than directly from the Partnership)of Common Units, Subordinated Units or voting equity interests of the Partnership ("VOTING SECURITIES") by any "PERSON" (as the term person is used for purposes of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT"), other than the Partnership or any of its affiliates, immediately after which such person has "BENEFICIAL OWNERSHIP" (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of more than twenty five percent (25%) of the combined voting power of the Partnership's then outstanding Units; provided, however, that in determining whether a Change of Control has occurred, Units which are acquired in a Non-Control Acquisition (as hereinafter defined) shall not constitute an acquisition which would cause a Change of Control. A "NON-CONTROL ACQUISITION" shall mean an acquisition by (i) an employee benefit plan (or a trust forming a part thereof) maintained by (A) the Partnership or (B) any corporation, partnership or other person of which a majority of its voting power or its voting equity securities or equity interest is owned, directly or indirectly, by the Partnership (for purposes of this definition, a "SUBSIDIARY"), (ii) the Partnership or its Subsidiaries, or (iii) any Person in connection with a "NON-CONTROL TRANSACTION" (as hereinafter defined); or
         (b) approval by the partners of the Partnership of (A) a merger, consolidation or reorganization involving the Partnership, unless (x) the holders of Units immediately before such merger, consolidation or reorganization own, directly or indirectly immediately following such merger, consolidation or reorganization, at least sixty percent (60%) of the combined voting power of the outstanding Units of the entity resulting from such merger, consolidation or reorganization (the "SURVIVING ENTITY") in substantially the same proportion as their ownership of the Units immediately before such merger, consolidation or reorganization, and (y) no person or entity (other than the Partnership, any Subsidiary, any employee benefit plan (or any trust forming a part thereof) maintained by Suburban Propane, L.P., the Partnership, the Surviving Entity, or any Person who, immediately prior to such merger, consolidation or reorganization had Beneficial Ownership of more than twenty five percent (25%) of then outstanding Units), has Beneficial Ownership of more than twenty five percent (25%) of the combined voting power of the Surviving Entity's then outstanding voting securities; (B) a complete liquidation or dissolution of the Partnership or (C) the sale or other disposition of 50% or more of the net assets of the Partnership to any person (other than a transfer to a Subsidiary). A transaction described in clauses (x) or (y) of subsection
(A) hereof shall be referred to as a "NON-CONTROL TRANSACTION."

Notwithstanding the foregoing, a Change of Control shall not be deemed to occur solely because any Person (the "SUBJECT PERSON") acquired Beneficial Ownership of more than the permitted amount of the outstanding Voting Securities as a result of the acquisition of Voting Securities by the Partnership which, by reducing the number of Voting Securities outstanding, increases the proportional number of Units Beneficially Owned by the Subject Person, provided that if a Change of Control would occur (but for the operation of this sentence) as a result of the acquisition of Voting Securities by the Partnership, and after such acquisition by the Partnership, the Subject Person becomes the Beneficial Owner of any additional Voting Securities which increases the percentage of the then outstanding Voting Securities Beneficially Owned by the Subject Person, then a Change of Control shall occur.

    2.7  "COMMITTEE" means the Compensation Committee of the Board.

    2.8 "COMMON UNIT" means the common units representing limited partnership interests of the Partnership.

    2.9 "COMPENSATION DEFERRAL PLAN" means the Suburban Propane Compensation Deferral Plan.

    2.10 "CONSOLIDATED CASH PROVIDED BY OPERATING ACTIVITIES" shall have the same meaning as such term is reported in the Partnership's consolidated financial statements for each quarterly period filed on Form 10-Q or Annual Report filed on Form 10-K with the Securities and Exchange Commission.

    2.11 "DISABILITY" shall have the same meaning that such term (or similar term) has under the long-term disability plan in which the Participant is covered.

    2.12 "EFFECTIVE DATE" shall mean October 1, 1997.

    2.13 "ELECTED SUPERVISORS" has the meaning set forth in the Partnership Agreement and includes, on the Effective Date, John Hoyt Stookey, Harold R. Logan, Jr. and Dudley C. Mecum.

    2.14 "FISCAL YEAR" means the fiscal year of October 1 to September 30, adopted by the Partnership, or any other fiscal year adopted by the Partnership.

    2.15 "GENERAL  PARTNER"  has  the  meaning  set  forth  in  the  Partnership
Agreement.

    2.16 "GOOD  REASON"  means in the case of an employee  of Suburban  Propane,
L.P., (a) any failure by Suburban Propane, L.P. to comply in any material respect with the compensation provisions of a written employment agreement between the Participant and Suburban Propane, L.P., (b)a material adverse change in the Participant's title without his consent, or (c) the assignment to the Participant, without his consent, of duties and responsibilities materially inconsistent with his level of responsibility as an executive officer.

    2.17 "PARTICIPANT" means an employee of the Partnership designated by the Committee to participate in the Plan.

    2.18 "PARTNERSHIP"   means  Suburban  Propane,  L.P.  and  Suburban  Propane
Partners, L.P., Delaware limited partnerships, and their successors.

    2.19 "PARTNERSHIP AGREEMENT" means the Amended and Restated Agreement of Limited Partnership of the Partnership.

    2.20 "PLAN"  means this Suburban Propane,  L.P. Long Term Incentive Program.

    2.21 "QUARTERLY TARGET AWARD" means the Award each Participant is eligible to earn for each respective quarter of a Fiscal Year.

    2.22 "SUBORDINATED  UNITS"   means   the   subordinated  units  representing
subordinated limited partnership interests of the Partnership.

    2.23 "UNITS" means,  collectively,   the Common  Units and the  Subordinated
Units.

    2.24 "VESTED AMOUNT" means the portion of a Participant's Award which is non-forfeitable.

    2.25 "CAPITAL EXPENDITURES" shall have the same meaning as such term is reported in the Partnership's consolidated financial statements for each quarterly period filed on Form 10-Q or Annual Report filed on Form 10-K with the Securities and Exchange Commission.

3.  Participation.
    --------------
                  Only those Participants designated from time to time by the Committee shall participate in the Plan and receive Awards hereunder.

4.  Administration.
    ---------------

         4.1 The Plan shall be administered by the Committee, which shall hold meetings at such times as may be necessary for the proper administration of the Plan. The Committee shall keep minutes of its meetings. A quorum shall consist of not less than two members of the Committee and a majority of a quorum may authorize any action. Any decision or determination reduced to writing and signed by a majority of all of the members of the Committee shall be as fully effective as if made by a majority vote at a meeting duly called and held. No member of the Committee shall be liable for any action, failure to act, determination or interpretation made in good faith with respect to this Plan or any transaction hereunder, except for liability arising from his or her own willful misfeasance, gross negligence or reckless disregard of his or her duties. The Partnership hereby agrees to indemnify each member of the Committee for all costs and expenses and, to the extent permitted by applicable law, any liability incurred in connection with defending against, responding to, negotiating for the settlement of or otherwise dealing with any claim, cause of action or dispute of any kind arising in connection with any actions in administering this Plan or in authorizing or denying authorization for any transaction hereunder.

         4.2 Subject to the express terms and conditions set forth herein, the Committee shall have the power, from time to time to:
               (a) select those Participants to whom Awards shall be granted;
               (b) construe and interpret the Plan and the Awards and establish, amend and revoke rules and regulations for the administration of the Plan, including, but not limited to, correcting any defect or supplying any omission, or reconciling any inconsistency in the Plan, in the manner and to the extent it shall deem necessary or advisable so that the Plan complies with applicable law and otherwise to make the Plan fully effective.
               (c) exercise its discretion with respect to the powers and rights granted to it as set forth in the Plan; and
               (d) generally, exercise such powers and perform such acts as it deems necessary or advisable to promote the best interests of the Partnership with respect to the Plan.

         4.3   The   Committee's    decisions,    actions   determinations   and
interpretations shall be final and binding upon the Partnership, all Participants, Beneficiaries, equity holders of the Partnership and any other person.

         4.4 In the event of any Change in Capitalization or in the event of any special distribution to the holders of Common Units, the Committee may, but shall not be obligated to make such equitable adjustments in the performance criteria, the Target Awards or other aspects of the Plan, as the Committee determines are necessary and appropriate.

5.  Awards.
    -------

         5.1 OVERVIEW. Section 5.2 establishes a Target Award for each Participant for each Fiscal Year.
               Section 5.3 establishes two performance criteria for a Participant to earn an Award. The first criterion is that Consolidated Net Income equals or exceeds the Minimum Quarterly Distributions paid on the Common Units. The second criterion is that Consolidated Net Income, less the distributions paid on the Common Units, shall equal or exceed the amount necessary to pay [full] distributions on the Subordinated Units. Compliance with the performance criteria shall be measured quarterly during a Fiscal Year.

               If the performance criteria for a Fiscal Year have been met in whole or in part, then under Section 6 the Award shall vest in three equal annual installments commencing on the first day of the first month of the third Fiscal Year following the performance year.
               Under Section 7, any vested Award shall be paid to a Participant in three equal annual installments commencing in the first quarter of the Fiscal Year in which such Award vested.

         5.2 TARGET AWARDS. For each Participant, the Committee shall establish a Target Award for a Fiscal Year equal to a designated percentage of such Participant's base salary at the start of such Fiscal Year. For any fiscal quarter, the Target Award shall be equal to 25% of the Target Award for the Fiscal Year.

         5.3 PERFORMANCE CRITERIA. There shall be two performance criteria for a Participant to be entitled to an Award as follows:
               (a) For any fiscal quarter of the Partnership, consolidated cash provided by operating activities less capital expenditures on a rolling four quarter basis, equals or exceeds the Minimum Quarterly Distribution on Common Units with respect to such quarterly periods and provided that such Minimum Quarterly Distributions have been paid to Common Unitholders.
               (b) For any fiscal quarter of the Partnership, consolidated cash provided by operating activities less capital expenditures on a rolling four quarter basis, equals or exceeds the Minimum Quarterly Distribution on Common Units and Subordinated Units with respect to such quarterly periods and provided that such Minimum Quarterly Distributions have been paid to the Common and Subordinated Unitholders.
         Each performance criterion shall be weighted equally. If both criteria are met for a fiscal quarter, the Quarterly Target Award shall be earned. If only one criterion is met, only 50% of the Quarterly Target Award shall be earned. If neither criterion is met for such fiscal quarter, no Quarterly Target Award shall be earned for such quarter.

6.  VESTING.
    --------
         Subject to Sections 9.1 and 9.2, if an Award is earned for a Fiscal Year, then a percentage of such Award shall vest as follows:


                          Vested on First Day of:            Percentage Vested:
                          -----------------------            ------------------
                           third Fiscal Year following              33 1/3%
                           the Fiscal Year for which
                           Award is earned

                           fourth Fiscal Year following             33 1/3%
                           the Fiscal Year for which
                           Award is earned

                           fifth Fiscal Year following              33 1/3%
                           the Fiscal Year for which
                           Award is earned

7.  PAYMENTS.
    ---------
         One-third of a vested Award shall be paid to a Participant in the first quarter of the Fiscal Year such award becomes vested and one-third of the Vested Amount shall be paid to a Participant in the first quarter of each of the next two succeeding Fiscal Years.
         All payments shall be made on a date determined by the Committee.

8.  DEFERRAL.
    ---------
         Participants  of   this   Plan   who   are  also  participants  in  the
Partnership's Compensation Deferral Plan can elect to defer any or all of the payments hereunder in accordance with the Compensation Deferral Plan.

9.  OTHER PROVISIONS APPLICABLE TO VESTING.
    ---------------------------------------
         9.1 CHANGE OF CONTROL. Notwithstanding anything in this Plan to the contrary, upon a Change of Control, all earned Awards shall become fully vested and non-forfeitable and shall be paid to a Participant within thirty (30) days after the Change in Control.
         9.2 FORFEITURE. Subject to Sections 9.1, 9.3 and 9.4, Awards which have not yet vested shall lapse and be forfeited upon the occurrence of either of the following events: (a) termination of the Participant's employment or participation in the Plan for any reason, except as provided in Section 9.3 and 9.4; (b) any attempted or completed transfer, sale, pledge, hypothecation, or assignment (a "Transfer") by the Participant of an Award. The Committee may accelerate the vesting of Awards at any time for any reason with the consent of the General Partner.
         9.3 DISABILITY OR DEATH. Notwithstanding the provisions of Section 9.2, if a Participant's employment terminates as a result of Disability or death, an earned Award for such Participant shall vest in accordance with Sections 6 and 9.1 and shall be paid in accordance with Section 7.
         9.4 TERMINATION WITHOUT CAUSE OR FOR GOOD REASON. In the event a Participant's employment by the Partnership is terminated by the Partnership without Cause or by the Participant for Good Reason, the Awards shall vest upon the next succeeding scheduled vesting date pursuant to Section 6 or pursuant to
Section 9.1.

10. BENEFICIARIES.
    --------------
         A Participant may at any time and from time to time prior to death designate one or more Beneficiaries to receive any payments to be made following the Participant's death. If no such designation is on file with the Partnership at the time of a Participant's death, the Participant's Beneficiary shall be the beneficiary or beneficiaries named in the beneficiary designation most recently filed by the Participant with the Partnership. If the Participant has not effectively designated a beneficiary, or if no beneficiary so designated has survived the Participant, the Participant's Beneficiary shall be the Participant's surviving spouse, or, if no spouse has survived the Participant, the estate of the deceased Participant. If an individual Beneficiary cannot be located for a period of one year following the Participant's death, despite mail notification to the Beneficiary's last known address, and if the Beneficiary has not made a written claim for benefits within such period to the Committee, the

Beneficiary shall be treated as having predeceased the Participant. The Committee may require such proof of death and such evidence of the right of any person to receive all or part of the benefit of a deceased Participant as the Committee may consider to be appropriate. The Committee may rely upon any direction by the legal representatives of the estate of a deceased Participant, without liability to any other person.

11. TERMINATION AND AMENDMENT OF THE PLAN.
    --------------------------------------
         The Plan shall terminate on the day preceding the tenth anniversary of the Effective Date and no Award may be earned thereafter. The Board may sooner terminate the Plan and the Board may at any time and from time to time amend, terminate, modify or suspend the Plan or any Agreement; PROVIDED, HOWEVER, that no such amendment, modification, suspension or termination shall impair or adversely affect any Awards theretofore earned under the Plan, except with the consent of the Participant, nor shall any amendment, modification, suspension or termination deprive any Participant of any Awards which he or she may have acquired through or as a result of the Plan.

12. NON-EXCLUSIVITY OF THE PLAN.
    ----------------------------
         The adoption of the Plan by the Board shall not be construed as amending, modifying or rescinding any previously approved incentive arrangement or as creating any limitations on the power of the Board to adopt such other incentive arrangements as it may deem desirable, including, without limitation, the granting of options to acquire the Units, and such arrangements may be either applicable generally or only in specific cases.

13. LIMITATIONS OF LIABILITY.
    -------------------------
         As illustrative of the limitation of liability of the Partnership, but not intended to be exhaustive thereof, nothing in the Plan shall be construed to:
         (a) give any person any right to earn an Award other than at the sole discretion of the Committee;
         (b) give any person any rights whatsoever with respect to the Awards except as specifically provided in the Plan;
         (c) limit in any way the right of the Partnership to terminate the employment of any person at any time; or
         (d) be evidence of any agreement or understanding, express or implied, that the Partnership will employ any person at any particular rate of compensation or for any particular period of time.

14. REGULATIONS AND OTHER APPROVALS; GOVERNING LAW.
    -----------------------------------------------
         14.1 Except as to matters of federal law, this Plan and the rights of all persons claiming hereunder shall be construed and determined in accordance with laws of the State of New Jersey without giving effect to conflicts of law principles.
         14.2 Except as provided in Section 10 hereof the Board may make such changes to the Plan or an Agreement as may be necessary or appropriate to comply with the rules and regulations of any government authority.

15. WITHHOLDING OF TAXES.
    ---------------------
         At such times as a Participant recognizes taxable income, (a "TAXABLE EVENT"), the Partnership shall withhold an amount equal to the federal, state and local income taxes and other amounts as may be required by law to be withheld by the Partnership in connection with the Taxable Event.

16. NO REQUIRED SEGREGATION OF ASSETS.
    ----------------------------------
         Neither the Partnership nor any subsidiary shall be required to segregate any assets that may at any time be represented by Awards made pursuant to the Plan.

17. RIGHT OF DISCHARGE RESERVED.
    ----------------------------
         Neither the Plan nor any Award shall guarantee any Employee continued employment with the Partnership or a subsidiary or guarantee the grant of future Awards.

18. NATURE OF PAYMENTS.
    -------------------
         All Awards made pursuant to the Plan are in consideration of services for the Partnership or the subsidiaries. The Awards constitute a special incentive payment to the Participant and shall not be taken into account as compensation for purposes of any of the employee benefit plans of the Partnership or any subsidiary except as may be determined by the Committee.

19. CONSTRUCTION OF PLAN.
    ---------------------
         The captions used in this Plan are for convenience only and shall not be construed in interpreting the Plan. Whenever the context so requires, the masculine shall include the feminine and neuter, and the singular shall also include the plural, and conversely.

20. SEVERABILITY.
    -------------
         If any provision of the Plan shall be held unlawful or otherwise invalid or unenforceable in whole or in part, the unlawfulness, invalidity or unenforceability shall not affect any other provision of the Plan or part thereof, each of which shall remain in full force and effect.

                          INDEX TO FINANCIAL STATEMENTS

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES





                                                                           Page
                                                                           ----

Reports of Independent Accountants.....................................     F-2
Consolidated Balance Sheets-September 26, 1998 and September 27, 1997..     F-4
Consolidated Statements of Operations -
  Years Ended September 26, 1998, September 27, 1997
   and September 28, 1996 (Combined)...................................     F-5
  March 5, 1996 through September 28, 1996
  October 1, 1995 through March 4, 1996 (Predecessor)
Consolidated Statements of Cash Flows -
  Years Ended September 26, 1998, September 27, 1997
    and September 28, 1996 (Combined)..................................     F-7
  March 5, 1996 through September 28, 1996 and
  October 1, 1995 through March 4, 1996 (Predecessor)
Consolidated Statements of Partners' Capital -
  Years Ended September 26, 1998 and September 27, 1997
  March 5, 1996 through September 28, 1996.............................     F-9
Notes to Consolidated Financial Statements.............................     F-10

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Supervisors and Unitholders of Suburban Propane Partners, L.P.

      In our opinion, the consolidated financial statements listed in the indices referred to under Item 14(a) 1 and 2 and appearing on pages F-1 and S-1 present fairly, in all material respects, the financial position of Suburban Propane Partners, L.P. and its subsidiaries (the "Partnership") at September 26, 1998 and September 27, 1997, and the results of its operations and its cash flows for the years then ended and the period March 5, 1996 to September 28, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PricewaterhouseCoopers LLP
Florham Park, NJ
December 8, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholder
Quantum Chemical Corporation

      In our opinion, the financial statements listed in the indices referred to under Item 14(a) 1 and 2 and appearing on pages F-1 and S-1 present fairly, in all material respects, the Suburban Propane division of Quantum Chemical Corporation results of operations and cash flows for the period October 1, 1995 to March 4, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






Price Waterhouse LLP
Florham Park, NJ
October 21, 1996

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                     September 26, September 27,
                                                         1998           1997
                                                     ------------  -------------
ASSETS
Current assets:
     Cash and cash equivalents ......................   $  59,819    $  19,336
     Accounts receivable, less allowance for doubtful
         accounts of $2,382 and  $2,682, respectively      39,134       45,927
     Inventories ....................................      29,962       31,915
     Prepaid expenses and other current assets ......       3,866        7,183
                                                        ---------    ---------
          Total current assets ......................     132,781      104,361
Property, plant and equipment, net ..................     343,828      364,347
Net prepaid pension cost ............................      34,556       48,598
Goodwill and other intangible assets, net ...........     214,782      219,017
Other assets ........................................       3,618        9,311
                                                        ---------    ---------
          Total assets ..............................   $ 729,565    $ 745,634
                                                        =========    =========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable ...............................   $  31,315    $  37,785
     Accrued employment and benefit costs ...........      20,926       19,957
     Accrued insurance ..............................       4,830        5,280
     Customer deposits and advances .................      16,241       12,795
     Accrued interest ...............................       8,198        8,306
     Other current liabilities ......................      10,040       12,578
                                                        ---------    ---------
          Total current liabilities .................      91,550       96,701
Long-term debt ......................................     427,897      427,970
Postretirement benefits obligation ..................      35,980       51,123
Accrued insurance ...................................      16,574       18,468
Other liabilities ...................................       9,764       10,133
                                                        ---------    ---------
          Total liabilities .........................     581,765      604,395
                                                        ---------    ---------


Partners' capital:
     Common Unitholders .............................      84,847      100,476
     Subordinated Unitholder ........................      49,147       39,835
     General Partner ................................      24,488       12,830
     Unearned compensation ..........................     (10,682)     (11,902)
                                                        ---------    ---------

          Total partners' capital ...................     147,800      141,239
                                                        ---------    ---------
          Total liabilities and partners' capital ...   $ 729,565    $ 745,634
                                                        =========    =========



The accompanying notes are an integral part of these consolidated financial statements.


               SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    ( in thousands, except per Unit amounts)


                                                                    Year Ended
                                                  -----------------------------------------------

                                                                                    September 28,
                                                  September 26,   September 27,         1996
                                                      1998            1997           (Combined)
                                                  ------------    ------------      -------------
Revenues
  Propane ........................................ $ 598,599        $ 700,767         $ 641,679
  Other ..........................................    68,688           70,364            66,267
                                                   ---------        ---------         ---------
                                                     667,287          771,131           707,946
                                                   ---------        ---------         ---------


Costs and expenses
  Cost of sales ..................................   326,440          436,795           377,692
  Operating ......................................   202,946          209,799           203,426
  Depreciation and amortization ..................    36,531           37,307            35,862
  Selling, general and administrative
    expenses .....................................    37,646           32,556            29,004
  Gain on sale of investment in Dixie Pipeline Co.    (5,090)             --                --
  Management fee .................................       --               --              1,290
  Restructuring charge ...........................       --             6,911             2,340
                                                   ---------        ---------         ---------
                                                     598,473          723,368           649,614
                                                   ---------        ---------         ---------

Income before interest expense and
  income taxes ....................................   68,814           47,763            58,332
Interest expense, net .............................   30,614           33,979            17,171
                                                   ---------        ---------         ---------
Income before provision for income taxes ..........   38,200           13,784            41,161
Provision for income taxes ........................       35              190            28,294
                                                   ---------        ---------         ---------
  Net income ..................................... $  38,165        $  13,594         $  12,867
                                                   =========        =========         =========


General Partner's interest in net income ..........$     763        $     272
                                                   ---------        ---------
Limited Partners' interest in net income ..........$  37,402        $  13,322
                                                   =========        =========
Basic and diluted net income per Unit .............$    1.30        $    0.46
                                                   =========        =========
Weighted average number of Units outstanding ......   28,726           28,726
                                                   ---------        ---------








The accompanying notes are an integral part of these consolidated financial statements.


              SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    ( in thousands, except per Unit amounts)




                                            October 1, 1995                          October 1, 1995
                                                through           March 5, 1996          through
                                           September 28, 1996       through            March 4, 1996
                                               (Combined)       September 28, 1996     (Predecessor)
                                           ------------------   ------------------     -------------

Revenues
     Propane ...............................   $ 641,679           $ 289,058             $ 352,621
     Other .................................      66,267              34,889                31,378
                                               ---------           ---------             ---------
                                                 707,946             323,947               383,999


Costs and expenses
     Cost of sales .........................     377,692             173,201               204,491
     Operating .............................     203,426             114,436                88,990
     Depreciation and amortization .........      35,862              21,046                14,816
     Selling, general and administrative
      expenses .............................      29,004              16,388                12,616
     Management fee ........................       1,290                 --                  1,290
     Restructuring charge ..................       2,340               2,340                   --
                                               ---------           ---------             ---------
                                                 649,614             327,411               322,203

Income (loss) before interest expense
  and income taxes .........................      58,332              (3,464)               61,796
Interest expense, net ......................      17,171              17,171                   --
                                               ---------           ---------             ---------
Income (loss) before provision
  for income taxes .........................      41,161             (20,635)               61,796
Provision for income taxes .................      28,294                 147                28,147
                                               ---------           ---------             ---------
     Net income (loss) .....................   $  12,867           $ (20,782)            $  33,649
                                               =========           =========             =========

General Partner's interest in net loss .....                       $    (416)
                                                                   ---------
Limited Partners' interest in net loss .....                       $ (20,366)
                                                                   =========
Basic and diluted net loss per Unit ........                       $   (0.71)
                                                                   =========
Weighted average number of Units outstanding                          28,726
                                                                   ---------








The accompanying notes are an integral part of these consolidated financial statements.


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                  Year Ended
                                                                                --------------------------------------------
                                                                                September 26,  September 27,  September 28,
                                                                                     1998          1997            1996
                                                                                                                (Combined)
                                                                                --------------------------------------------
Cash flows from operating activities:
     Net income ................................................................   $  38,165    $  13,594      $  12,867
     Adjustments to reconcile net income to net cash provided by operations:
          Depreciation .........................................................      29,166       29,718         28,920
          Amortization .........................................................       7,365        7,589          6,942
          Restructuring charge .................................................        --          6,911          2,340
          (Gain) on disposal of equipment ......................................      (5,090)        --              --
          (Gain) on disposal of property, plant and equipment ..................      (1,391)        (774)          (241)
     Changes in  operating  assets  and  liabilities,  net of  acquisitions  and dispositions:
          Decrease/(increase) in accounts receivable ...........................       6,793        9,094        (13,976)
          Decrease/(increase) in inventories ...................................       1,953        8,258         (3,510)
          Decrease/(increase) in prepaid expenses and
            other current assets ...............................................       3,317         (616)        (5,565)
          (Decrease)/increase in accounts payable ..............................      (6,470)      (2,945)        18,432
          Increase/(decrease) in accrued employment
            and benefit costs ..................................................       1,595       (5,031)         3,414
          (Decrease)/increase in accrued interest ..............................        (108)          84          8,222
          Increase/(decrease) in other accrued liabilities .....................         458         (112)         5,417
     Other noncurrent assets ...................................................      (2,853)      (1,138)        (2,872)
     Deferred credits and other noncurrent liabilities .........................      (2,827)      (5,784)        (1,194)
                                                                                   ---------    ---------      ---------
         Net cash provided by operating activities .............................      70,073       58,848         59,196
                                                                                   ---------    ---------      ---------

Cash flows from investing activities:
     Capital expenditures ......................................................     (12,617)     (24,888)       (25,885)
     Acquisitions ..............................................................      (4,041)      (1,880)       (28,529)
     Proceeds from the sale of investment ......................................      13,090          --             --
     Proceeds from the sale of property, plant
        and equipment ..........................................................       6,468        6,059          2,000
                                                                                   ---------    ---------      ---------
        Net cash provided by (used in) investing activities ....................       2,900      (20,709)       (52,414)
                                                                                   ---------    ---------      ---------
Cash flows from financing activities:
     Cash activity with parent, net ............................................        --           --           25,799
     Proceeds from settlement with former parent ...............................        --           --            5,560
     Proceeds from debt placement ..............................................        --           --          425,000
     Proceeds from Common Unit offering ........................................        --           --          413,569
     Debt placement and credit agreement expenses ..............................        --           --           (6,224)
     Proceeds from General Partner APU contribution ............................      12,000       10,000            --
     Cash distribution to General Partner ......................................        --           --         (832,345)
     Debt repayment ............................................................        (260)        (299)           --
     Partnership distribution ..................................................     (44,230)     (47,435)       (19,346)
                                                                                   ---------    ---------      ---------
        Net cash (used in) provided by financing activities ....................     (32,490)     (37,734)        12,013
                                                                                   ---------    ---------      ---------
Net increase in cash and cash equivalents ......................................      40,483          405         18,795
Cash and cash equivalents at beginning of period ...............................      19,336       18,931            136
                                                                                   ---------    ---------      ---------
Cash and cash equivalents at end of period .....................................   $  59,819    $  19,336      $  18,931
                                                                                   =========    =========      =========

Supplemental disclosure of cash flow information:
      Cash paid for interest ...................................................   $  32,659    $  32,836      $  10,550
                                                                                   =========    =========      =========

Non-cash investing and financing activities
      Assets acquired by incurring note payable ................................   $     250    $    --        $   3,528
                                                                                   =========    =========      =========

The accompanying notes are an integral part of these consolidated financial statements.


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          October 1, 1995                          October 1, 1995
                                                              through           March 5, 1996          through
                                                         September 28, 1996        through          March 4, 1996
                                                             (Combined)       September 28, 1996    (Predecessor)
                                                             ----------       ------------------    -------------

Cash flows from operating activities:
     Net income (loss) ....................................   $  12,867            $ (20,782)         $  33,649
     Adjustments  to reconcile  net income  (loss) to net
      cash provided by (used in) operations:
          Depreciation ....................................      28,920               16,887             12,033
          Amortization ....................................       6,942                4,159              2,783
          Restructuring charge ............................       2,340                2,340                --
          (Gain) on disposal of property, plant
             and equipment ................................        (241)                (156)               (85)
     Changes in operating assets and liabilities,
      net of acquisitions and dispositions:
         (Increase)/decrease in accounts receivable .......     (13,976)              42,667            (56,643)
         (Increase)/decrease in inventories ...............      (3,510)              (6,339)             2,829
         (Increase) in prepaid expenses
            and other current assets ......................      (5,565)              (3,691)            (1,874)
          Increase in accounts payable ....................      18,432                9,097              9,335
          Increase in accrued employment
           and benefit costs ..............................       3,414                1,111              2,303
          Increase in accrued interest ....................       8,222                8,222                 --
          Increase/(decrease) in other accrued liabilities        5,417                8,947             (3,530)
     Other noncurrent assets ..............................      (2,872)              (1,669)            (1,203)
     Deferred credits and other noncurrent liabilities ....      (1,194)               2,168             (3,362)
                                                              ---------            ---------         ----------
        Net cash provided by (used in) operating activities      59,196               62,961             (3,765)
                                                              ---------            ---------         ----------
Cash flows from investing activities:
     Capital expenditures .................................     (25,885)             (16,089)            (9,796)
     Acquisitions .........................................     (28,529)             (15,357)           (13,172)
     Proceeds from the sale of property, plant
       and equipment ......................................       2,000                  997              1,003
                                                              ---------            ---------         ----------
        Net cash used in investing activities .............     (52,414)             (30,449)           (21,965)
                                                              ---------            ---------         ----------
Cash flows from financing activities:
     Cash activity with parent, net .......................      25,799                  --              25,799
     Proceeds from settlement with former parent ..........       5,560                5,560                --
     Proceeds from debt placement .........................     425,000              425,000                --
     Proceeds from Common Unit offering ...................     413,569              413,569                --
     Debt placement and credit agreement expenses .........      (6,224)              (6,224)               --
     Cash distribution to General Partner .................    (832,345)            (832,345)               --
     Partnership distribution .............................     (19,346)             (19,346)               --
                                                              ---------            ---------         ----------
       Net cash provided by (used in) financing activities       12,013              (13,786)            25,799
                                                              ---------            ---------         ----------
Net increase in cash and cash equivalents .................      18,795               18,726                 69
Cash and cash equivalents at beginning of period ..........         136                  205                136
                                                              ---------            ---------         ----------
Cash and cash equivalents at end of period ................   $  18,931            $  18,931          $     205
                                                              =========            =========         ==========

Supplemental disclosure of cash flow information:
    Cash paid for interest ................................   $  10,550            $  10,550          $     --
                                                              =========            =========         ==========

Non-cash investing and financing activities
    Assets acquired by incurring note payable .............   $   3,528            $   3,528          $    --
                                                              =========            =========         ==========

The accompanying notes are an integral part of these consolidated financial statements.


               SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (in thousands)

                                                                                                       Unearned           Total
                                         Number of Units                                  General    Compensation        Partners'
                                     Common    Subordinated      Common    Subordinated   Partner   Restricted Units      Capital
                                     ------    ------------     -------    ------------   -------   ----------------     ---------

Balance at March 5, 1996 ........       --              --           --              --        --                 --            --

Contribution in connection with
formation of the Partnership and
issuance of Common Units ........   21,562           7,164    $ 150,488       $  49,890   $ 4,089                        $ 204,467

Partnership distribution ........                               (14,239)         (4,720)     (387)                         (19,346)

Grants under Restricted Unit Plan                                 8,330                                   $  (8,330)            --

Amortization of  Restricted
Unit compensation ...............                                                                               340            340

Net Loss ........................       --              --      (15,296)         (5,070)     (416)               --        (20,782)
                                    -------    ------------     -------    ------------   -------   ----------------     ---------

Balance at September 28, 1996 ...   21,562           7,164      129,283          40,100     3,286            (7,990)       164,679

Grants under Restricted Unit Plan                                 4,313                                      (4,313)            --

Partnership distribution ........                               (43,125)         (3,582)     (728)                         (47,435)

Amortization of Restricted
Unit compensation ...............                                                                               401            401

APU contribution (100 Units) ....                                                          10,000                           10,000

Net Income ......................       --              --       10,005           3,317       272                --         13,594
                                    -------    ------------     -------    ------------   -------   ----------------    ----------

Balance at September 27, 1997 ...   21,562           7,164      100,476          39,835    12,830           (11,902)       141,239

Net grants forfeited under
Restricted Unit Plan ............                                  (594)                                        594             --

Partnership distribution ........                               (43,125)                   (1,105)                         (44,230)

Amortization of Restricted
Unit compensation ...............                                                                               626            626

APU contribution (120 Units) ....                                                          12,000                           12,000

Net Income ......................       --              --       28,090           9,312       763                --         38,165
                                    -------    ------------    ---------   ------------   -------   ----------------    ----------

Balance at September 26, 1998 ...   21,562           7,164    $  84,847       $  49,147   $24,488         $ (10,682)     $ 147,800
                                    =======    ============    =========   ============   =======   ================    ==========


The accompanying notes are an integral part of these consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 26, 1998
                             (Dollars in thousands)

1.  PARTNERSHIP ORGANIZATION AND FORMATION
------------------------------------------

Suburban Propane Partners, L.P. (the "Partnership") was formed on December 19, 1995 as a Delaware limited partnership. The Partnership and its subsidiary, Suburban Propane, L.P. (the "Operating Partnership"), were formed to acquire and operate the propane business and assets of Suburban Propane, a division of Quantum Chemical Corporation (the "Predecessor Company"). In addition, Suburban Sales & Service, Inc. (the "Service Company"), a subsidiary of the Operating Partnership, was formed to acquire and operate the service work and appliance and parts businesses of the Predecessor Company. The Partnership, the Operating Partnership and the Service Company are collectively referred to hereinafter as the "Partnership Entities". The Partnership Entities commenced operations on March 5, 1996 (the "Closing Date") upon consummation of an initial public offering of 18,750,000 Common Units representing limited partner interests in the Partnership (the "Common Units"), the private placement of $425,000 aggregate principal amount of Senior Notes due 2011 issued by the Operating Partnership (the "Senior Notes") and the transfer of all the propane assets (excluding the net accounts receivable balance) of the Predecessor Company to the Operating Partnership and the Service Company. On March 25, 1996, the underwriters of the Partnership's initial public offering exercised an over-allotment option to purchase an additional 2,812,500 Common Units.

Suburban Propane GP, Inc. (the "General Partner") is a wholly-owned subsidiary of Millennium Petrochemicals Inc., ("Millennium Petrochemicals"), formerly Quantum Chemical Corporation ("Quantum") and serves as the general partner of the Partnership and the Operating Partnership. Both the General Partner and Millennium Petrochemicals are indirect wholly-owned subsidiaries of Millennium Chemicals Inc. ("Millennium") which was formed as a result of Hanson PLC's (the "Parent Company") demerger in October 1996. The General Partner holds a 1% general partner interest in the Partnership and a 1.0101% general partner interest in the Operating Partnership. In addition, the General Partner owns a 24.4% limited partner interest and a special limited partner interest in the Partnership. The limited partner interest is evidenced by 7,163,750 Subordinated Units and the special limited partner interest is evidenced by Additional Partnership Units ("APUs") (See Note 4 Distributions of Available Cash). The General Partner has delegated to the Partnership's Board of Supervisors all management powers over the business and affairs of the Partnership Entities that the General Partner possesses under applicable law (See Note 14 Subsequent Event).

The Partnership Entities are, and the Predecessor Company was, engaged in the retail and wholesale marketing of propane and related appliances and services. The Partnership believes it is the third largest retail marketer of propane in the United States, serving more than 700,000 active residential, commercial, industrial and agricultural customers from more than 340 customer service centers in over 40 states. The Partnership's operations are concentrated in the east and west coast regions of the United States. The retail propane sales volume of the Partnership was approximately 530 million gallons during the fiscal year ended September 26, 1998. Based on industry statistics, the
Partnership believes that its retail propane sales volume constitutes approximately 6% of the domestic retail market for propane.

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

FISCAL PERIOD. The Partnership and the Predecessor Company's fiscal year ends on the last Saturday nearest to September 30. Because the Partnership commenced operations on the Closing Date, the accompanying statements of operations and cash flows present the consolidated results of operations and cash flows of the Partnership for the fiscal years ended

September  26,  1998 and  September  27,  1997 and the  period  March 5, 1996 to
September 28, 1996, and the results of operations and cash flows of the Predecessor Company for the period October 1, 1995 to March 4, 1996. Solely for purposes of comparing the results of operations of the Partnership and the Predecessor Company for the years ended September 26, 1998, September 27, 1997 and September 28, 1996, the statement of operations for the year ended September 28, 1996 is comprised of the combined statements of operations of the Predecessor Company for the period October 1, 1995 to March 4, 1996 and the Partnership for the period March 5, 1996 to September 28, 1996.

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

FINANCIAL INSTRUMENTS. The Partnership routinely uses propane futures and forward contracts to reduce the risk of future price fluctuations and to help ensure supply during periods of high demand. Gains and losses on futures and forward contracts designated as hedges are deferred and recognized in cost of sales as a component of the product cost for the related hedged transaction. In the Consolidated Statement of Cash Flows, cash flows from qualifying hedges are classified in the same category as the cash flows from the items being hedged. Net realized gains and losses for fiscal years 1998 and 1997 and unrealized gains and losses on open positions as of September 26, 1998 and September 27, 1997, respectively, were not material.

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

Expenditures for maintenance and routine repairs are expensed as incurred.

GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and other intangible assets are comprised of the following:

                                            September 26,          September 27,
                                                 1998                   1997
                                            -------------          -------------

 Goodwill                                     $237,812               $235,439
 Debt origination costs                          6,224                  6,224
 Other, principally noncompete agreements        5,076                  4,514
                                              --------               --------
                                               249,112                246,177
 Less: accumulated amortization                 34,330                 27,160
                                              --------               --------
                                              $214,782               $219,017
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

Income taxes are provided based on the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns in different years. Under this method, deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

UNIT-BASED COMPENSATION. The Partnership accounts for Unit-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and makes the pro forma information disclosures required under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Upon issuance of Units under the plan, unearned compensation equivalent to the market value of the restricted Units is charged at the date of grant. The unearned compensation is amortized ratably over the restricted periods. The unamortized unearned compensation value is shown as a reduction of partners' capital in the accompanying consolidated balance sheet.

NET INCOME (LOSS) PER UNIT. SFAS No. 128, "Earnings per Share" ("Statement No. 128"), issued in February 1997 and effective for financial statements for periods ending after December 15, 1997, establishes and simplifies standards for computing and presenting earnings per share. Statement No. 128 requires restatement of all prior-period earnings per share data presented. Basic net income (loss) per limited partner Unit is computed by dividing net income
(loss), after deducting the General Partner's 2% interest, by the weighted average number of outstanding Common Units and Subordinated Units. Diluted net income (loss) per limited partner Unit is computed by dividing net income
(loss), after deducting the General Partner's 2% interest, by the weighted average number of outstanding Common Units and Subordinated Units and the weighted average number of Restricted Units granted under the Restricted Unit Award Plan which vest over time (See Note 8 Restricted Unit Plan).

NEW ACCOUNTING STANDARDS. In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). Statement No. 130 requires entities to report comprehensive income (the total of net income and all other non-owner changes in partners' capital) either below net income in the statement of operations, in a separate statement of comprehensive income or within the statement of partners' capital. This standard is effective for the Partnership's 1999 fiscal year. Adoption of Statement No. 130 will not have an impact on the financial statements.

In January 1998, FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("Statement No. 132"). Statement No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits, and requires additional information on changes in benefit obligations and fair values of plan assets. It does not change the measurement or recognition of pensions or other postretirement benefits. This standard is effective for the Partnership's 1999 fiscal year. Management is currently evaluating its impact on the Partnership's financial statements.

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Statement No. 133 requires entities to record derivatives as assets or liabilities on the balance sheet and to measure them at fair value. This standard is effective for the Partnership's 2000 fiscal year. Management is currently evaluating the impact this statement may have on the Partnership's financial statements.

RECLASSIFICATIONS. Certain prior period balances have been reclassified to conform with the current period presentation.

3. SUPPLEMENTAL UNAUDITED PRO FORMA FINANCIAL INFORMATION
---------------------------------------------------------

The following unaudited pro forma condensed consolidated statement of operations for the year ended September 28, 1996 was derived from the historical statement of operations of the Predecessor Company for the period October 1, 1995 through March 4, 1996 and the consolidated statement of operations of the Partnership from March 5, 1996 through September 28, 1996. The unaudited pro forma condensed consolidated statement of operations was prepared to reflect the effects of the Partnership formation as if it had been completed in its entirety as of October 1, 1995. However, the statement does not purport to present the results of operations  of the  Partnership  had the  Partnership  formation  actually  been completed as of the beginning of the period presented. In addition, the unaudited pro forma condensed consolidated financial statement of operations is not necessarily indicative of the results of future operations of the Partnership.

                                                       Pro Forma
                                                  September 28, 1996
                                                  ------------------
Revenues
     Propane ....................................       $641,679
     Other ......................................         66,267
                                                          ------
                                                         707,946
                                                         -------
Cost and Expenses
     Cost of sales ..............................        377,692
     Operating ..................................        203,426
     Depreciation and amortization ..............         35,862
     Selling, general and administrative expenses         29,004
     Management fee .............................          1,290
     Restructuring charge .......................          2,340
                                                           -----
                                                         649,614
                                                         -------

Income before interest expense and income taxes .         58,332
Interest expense, net ...........................         31,197
                                                          ------
Income before provision for income taxes ........         27,135
Provision for income taxes ......................            250
                                                             ---
Net income ......................................       $ 26,885
                                                        ========

General Partner's interest in net income ........       $    538
                                                        --------
Limited Partners' interest in net income ........       $ 26,347
                                                        ========
Net income per Unit .............................       $   0.92
                                                        ========
Weighted average number of Units outstanding ....         28,726
                                                          ======

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

4. DISTRIBUTIONS OF AVAILABLE CASH
----------------------------------

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

The APUs represent non-voting, limited partner Partnership interests with a stated value per unit of $100. The APUs are not entitled to cash distributions or allocations of any items of Partnership income, gain, loss, deduction or credit. The APUs are subject to quarterly mandatory redemption, in whole or in part, by the Partnership pursuant to the order of priority for distributions from Available Cash. During the Subordination Period, the APUs may only be redeemed after distributions of Available Cash have been made on the Minimum Quarterly Distribution on outstanding Common Units (including any arrearages), the related distribution on the General Partner interest (including any unpaid amounts of prior quarters), and the current quarter's Minimum Quarterly Distribution on outstanding Subordinated Units. After the Subordination Period, the APUs may only be redeemed after distributions of Available Cash have been made on the current quarter's Minimum Quarterly Distribution on outstanding
Common Units and the current quarter's related distribution on the General Partner interest. Upon dissolution of the Partnership, to the extent possible, the APUs will be redeemed only after the Common and Subordinated Unitholders and the General Partner have received Unrecovered Capital, as defined by the Partnership Agreement (See Note 14 Subsequent Event).

In November 1997, the General Partner contributed $12,000 to the Partnership in exchange for 120,000 APUs. The proceeds were used to enhance the Partnership's ability to distribute the Minimum Quarterly Distribution to Common Unitholders with respect to the fourth fiscal quarter of 1997. The General Partner also contributed $10,000 to the Partnership in exchange for 100,000 APUs for the year ended September 27, 1997, which was also used to enhance the Partnership's ability to distribute the Minimum Quarterly Distribution to Common Unitholders with respect to the third fiscal quarter of 1997. No proceeds were utilized under the Distribution Support Agreement with respect to fiscal year 1998.

As of September 26, 1998, $22,000 of cash proceeds remain available under the Distribution Support Agreement.

5. RELATED PARTY TRANSACTIONS
-----------------------------

The Predecessor Company was provided management, treasury, insurance, employee benefits, tax and accounting services by an affiliate of the former Parent Company. As consideration for the services provided by the affiliate, the Predecessor Company was charged an annual management fee based on a percentage of revenue. In the opinion of management, the management fee allocation represented a reasonable estimate of the cost of services provided by the affiliate on behalf of the Predecessor Company. However, the fee was not necessarily indicative of the level of expenses which might have been incurred by the Predecessor Company operating on a stand-alone basis. Management fees for the period October 1, 1995 to March 4, 1996 were $1,290.

The Predecessor Company was provided computerized information services by Quantum under an agreement. Charges related to these services, included in selling, general and administrative expenses in the accompanying statement of operations, were $148 for the period October 1, 1995 to March 4, 1996.

Pursuant to a Computer Services Agreement (the "Services Agreement") dated as of the Closing Date between Millennium Petrochemicals and the Partnership, Millennium Petrochemicals permitted the Partnership to utilize Millennium Petrochemicals' mainframe computer for the generation of customer bills, reports and information regarding the Partnership's retail sales. The Services Agreement was terminated effective April 3, 1998 at which time the Partnership began utilizing the services of an unrelated third party provider. For the years ended September 26, 1998 and September 27, 1997 and the seven months ended September 28, 1996, the Partnership incurred expenses of $202, $384 and $218, respectively, under the Services Agreement.

6.  SELECTED BALANCE SHEET INFORMATION
--------------------------------------

Inventories consist of:

                                         September 26,             September 27,
                                             1998                      1997
                                         -------------             -------------

  Propane                                   $ 25,248                   $ 27,753
  Appliances                                   4,714                      4,162
                                               -----                      -----
                                            $ 29,962                   $ 31,915
                                            ========                   ========

The Partnership enters into contracts to buy propane for supply purposes. Such contracts generally have terms of less than one year, with propane costs based on market prices at the date of delivery.

Property, plant and equipment consist of:

                                         September 26,             September 27,
                                             1998                      1997
                                         -------------             -------------


  Land and improvements                      $ 28,425                  $ 29,345
  Buildings and improvements                   47,937                    46,785
  Transportation equipment                     56,126                    56,532
  Storage facilities                           24,386                    24,008
  Equipment, primarily tanks and cylinders    328,623                   323,382
                                              -------                   -------
                                              485,497                   480,052
  Less: accumulated depreciation              141,669                   115,705
                                              -------                   -------
                                             $343,828                  $364,347
                                             ========                  ========

7.  LONG-TERM DEBT AND BANK CREDIT FACILITIES
---------------------------------------------

Long-term debt consists of:
                                         September 26,             September 27,
                                             1998                      1997
                                         -------------             -------------

  Senior Notes, 7.54%, due June 30, 2011     $425,000                  $425,000
  Note payable, 8%, due in annual
    installments through 2006                   2,947                     3,229
  Other long-term liabilities                     273                         -
                                             --------                  --------
                                              428,220                   428,229
  Less:  current portion                          323                       259
                                             --------                  --------
                                             $427,897                  $427,970
                                             ========                  ========

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

The Bank Credit Facilities consist of a $75,000 working capital facility and a $25,000 acquisition facility. The Operating Partnership's obligations, under the Bank Credit Facilities are unsecured on an equal and ratable basis with the Operating Partnership's obligations under the Senior Notes. Borrowings under the Bank Credit Facilities bear interest at a rate based upon either LIBOR plus a margin, First Union National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .20% to .25% based upon certain financial tests is payable quarterly whether or not borrowings occur. As of September 26, 1998, such fee was .25%. The Bank Credit Facilities expire September 30, 2000.

No amounts were outstanding under the Bank Credit Facilities as of September 26, 1998 and September 27, 1997.

Based on the current rates offered to the Partnership for debt of the same remaining maturities, the carrying value of the Partnership's long-term debt approximates its fair market value.

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

For the years ended September 26, 1998 and September 27, 1997, interest expense was $32,746 and $34,330, respectively.

8.  RESTRICTED UNIT PLAN
------------------------

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

Following is a summary of activity in the Restricted Unit Plan:

                                           Units            Value Per Unit
                                          -------            --------------

 OUTSTANDING, MARCH 5, 1996                  --                    --

 Awarded ..............                   388,533               $   20.50
                                         ---------            --------------

 OUTSTANDING, SEPTEMBER 28, 1996          388,533               $   20.50

 Awarded ..............                   364,634            $18.41 - $21.63
 Forfeited ............                  (119,019)              $   20.50
                                         ---------           ---------------

 OUTSTANDING, SEPTEMBER 27, 1997          634,148            $18.41 - $21.63

 Awarded ..............                    97,556               $   19.91
 Forfeited ............                  (109,893)           $18.41 - $21.63
                                         ---------           ---------------

 OUTSTANDING, SEPTEMBER 26, 1998          621,811            $18.41 - $21.63
                                         =========           ===============

For the years ended September 26, 1998 and September 27, 1997 and the seven months ended September 28, 1996, the Partnership amortized $626, $401 and $340 respectively, of unearned compensation.

9.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
---------------------------------------------------

DEFINED BENEFIT PLANS
---------------------

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

The Partnership has accounted for the restructuring of the above-noted benefit plans as a reduction in the postretirement plan benefit obligation (retaining only the obligation related to employees retired on or before March 1, 1998) and as a corresponding decrease in the net prepaid pension cost with a net difference of $300, after costs associated with such restructuring, being recognized as a gain in the accompanying statement of operations for the year ended September 26, 1998.

The Partnership has a noncontributory defined benefit pension plan covering all eligible employees of the Partnership who have met certain requirements as to age and length of service. Contributions are made to a trust maintained by the Partnership.

The trust's assets consist primarily of common stock, fixed income securities and real estate. Contributions to the defined benefit plan are made by the Partnership in accordance with the Employee Retirement Income Security Act of 1974 minimum funding standards plus additional amounts which may be determined from time-to-time.

The following table sets forth the plan's actuarial assumptions:


                                                 September 26,     September 27,
                                                     1998               1997
                                                 -------------     -------------

Weighted-average discount rate                      6.50%              7.25%
Average rate of compensation increase               3.50%              4.25%
Weighted-average expected long-term rate of
  return on plan assets                              9.0%               9.0%

The following table sets forth the plan's funded status and net prepaid pension cost:


                                                September 26,      September 27,
                                                    1998                1997
                                                -------------      -------------
Actuarial present value of benefit obligation
     Vested benefit obligation                       $149,102          $137,872
     Non-vested benefit obligation                      6,523             6,142
                                                        -----             -----
     Accumulated benefit obligation                  $155,625          $144,014
                                                     ========          ========
Projected benefit obligation                         $178,785          $161,700
Plan assets at fair value                             179,090           198,594
                                                      -------           -------

Plan assets in excess of projected
 benefit obligation                                       305            36,894
Unrecognized prior service cost                        (1,933)           (1,067)
Unrecognized net loss                                  36,184            12,771
                                                       ------            ------
     Net prepaid pension cost                         $34,556           $48,598
                                                      =======           =======

The net periodic pension expense/(income) includes the following:


                                                                                   Period              Period
                                             Year Ended       Year Ended        March 5,1996      October 1, 1995 to
                                            September 26,    September 27,    to September 28,      March 4, 1996
                                                1998             1997               1996            (Predecessor)
                                            -------------    -------------    ----------------    ------------------

Service cost-benefits earned
 during the period                            $    5,038        $   4,504         $   2,616              $   1,869
Interest cost on projected benefit
 obligation                                       11,698           10,364             5,748                  4,106

Actual return on plan assets                      (2,760)         (41,491)          (10,233)                (7,310)
Net amortization and deferral                    (14,326)          25,540               310                    221
Plan amendment                                    14,392                -                 -                      -
                                               ---------        ---------         ---------              ---------
  Net periodic pension expense/(income)       $   14,042        $  (1,083)        $  (1,559)             $  (1,114)
                                              ==========        =========         =========              =========


DEFINED CONTRIBUTION PENSION PLAN
---------------------------------

The  Partnership  has a  defined  contribution  plan  covering  most  employees.
Contributions and costs are a percent of the participating employees' compensation. These amounts totaled $1,923, $1,828, $1,103 and $788 for the years ended September 26, 1998 and September 27, 1997, the seven months ended September 28, 1996 and the five months ended March 4, 1996, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
-------------------------------------------

The Partnership provides postretirement health care and life insurance benefits for certain retired employees. Partnership employees hired prior to July 1993 and that retired prior to March 1998 are eligible for such benefits if they reached a specified retirement age while working for the Partnership.

The Partnership does not fund its postretirement benefit plan. The following table presents the plan's accrued postretirement benefit cost included in the accompanying balance sheets at September 26, 1998 and September 27, 1997:

                                                 September 26,     September 27,
                                                     1998              1997
                                                 -------------     -------------

Retirees                                           $  39,168          $  40,315
Fully eligible active plan participants                  824              7,639
Other active plan participants                         1,455             18,797
                                                   ---------          ---------

Accumulated postretirement benefit obligation         41,447             66,751
Unrecognized net loss                                 (8,153)           (11,550)
Unrecognized prior service cost                        5,823                  -
                                                   ---------          ---------
Accrued postretirement benefit cost                   39,117             55,201
Less:  current portion                                 3,137              4,078
                                                   ---------          ---------

Noncurrent liability                               $  35,980          $  51,123
                                                   =========          =========

The net periodic postretirement benefit (income)/expense includes the following components:


                                                                                   Period              Period
                                             Year Ended       Year Ended        March 5,1996      October 1, 1995 to
                                            September 26,    September 27,    to September 28,      March 4, 1996
                                                1998             1997               1996            (Predecessor)
                                            -------------    -------------    ----------------    ------------------

Service cost                                $       474       $       811        $       473          $       338
Interest cost                                     2,645             3,074                918                  656
Net amortization and deferral                      (352)                -                  -                    -
Plan amendment                                  (15,367)                -                  -                    -
                                            -----------       -----------        -----------          -----------

     Net periodic postretirement
     benefit (income)/expense               $   (12,600)      $     3,885        $     1,391          $       994
                                            ===========       ===========        ===========          ===========

The accumulated postretirement benefit obligation was based on a 9% and 10% increase in the cost of covered health care benefits for 1998 and 1997, respectively. This rate is assumed to decrease gradually to 4.5% in 2003 and to remain at that level thereafter. Increasing the assumed health care cost trend rates by 1.0% in each year would increase the Partnership's accumulated postretirement benefit obligation as of September 26, 1998 by $1,220 and the aggregate of service and interest components of net periodic postretirement benefit cost for the year ended September 26, 1998 by $80.

The   weighted-average   discount  rate  used  in  determining  the  accumulated
postretirement benefit obligation was 6.5% and 7.5% at September 26, 1998 and September 27, 1997, respectively.

10.  RESTRUCTURING CHARGE
-------------------------

In fiscal 1997, the Partnership announced that it was evaluating certain long-term cost reduction strategies and organizational changes. As a result of this effort, the Partnership reorganized its product procurement and logistics group, redesigned its fleet and maintenance, field and corporate office organizations, and identified facilities to be closed and impaired assets whose carrying amounts would not be recovered. In support of this effort in June 1997, the Partnership recorded a restructuring charge of $6,911, which included the following:

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

At September 26, 1998, no accruals related to the restructuring charges remain. For the year, cash expenditures totaled $3,131.

11.  PREDECESSOR EQUITY
-----------------------

The predecessor equity account reflects the Predecessor Company's activity between an affiliate of the former Parent Company for the period October 1, 1995 to March 4, 1996.

An analysis of the predecessor equity is as follows:



                                                       Period October 1,
                                                       1995 to March 4,
                                                              1996
                                                       -----------------

  Beginning balance                                         $558,235
  Net income                                                  33,649
                                                            --------
  Cash transfers, net                                        (26,236)
  Amounts paid or accrued by parent on behalf of the
      Predecessor Company, net                                52,035
        Cash activity with parent, net                        25,799
                                                            --------
        Ending balance                                      $617,683
                                                            ========

The predecessor equity account was non-interest bearing with no repayment terms and included $449,749 in intercompany payables at March 4, 1996.

12. INCOME TAXES
----------------

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

The provision for income taxes consists of the following:

                                                       Period October 1,
                                                       1995 to March 4,
                                                             1996
                                                       ----------------

  Current:
     Federal                                                 $20,516
     State                                                     5,809
                                                             -------
                                                              26,325
  Deferred                                                     1,822
                                                             -------

     Total provision for income taxes                        $28,147
                                                             =======

A reconciliation of the statutory federal tax rate to the Predecessor Company's effective tax rate follows:

                                                       Period October 1,
                                                       1995 to March 4,
                                                             1996
                                                       ----------------
Statutory federal tax rate                                  35.0%
Difference in tax rate due to:
  State income taxes, net of federal income tax benefit      6.0%
  Goodwill                                                   4.1%
  Other, net                                                 0.5%
                                                            -----
Effective tax rate                                          45.6%
                                                            =====

13. COMMITMENTS AND CONTINGENCIES
---------------------------------

COMMITMENTS
-----------

The Partnership leases certain property, plant and equipment for various periods under noncancelable leases. Rental expense under operating leases was $16,993, $14,995, $7,844 and $5,603 for the years ended September 26, 1998 and September 27, 1997, the seven months ended September 28, 1996 and the five months ended March 4, 1996, respectively.

Future minimum rental commitments under noncancelable operating lease agreements as of September 26, 1998 are as follows:

     Fiscal Year
     -----------
     1999                                               $11,659
     2000                                                 5,317
     2001                                                 4,112
     2002                                                 2,459
     2003   and thereafter                                2,152

CONTINGENCIES
-------------

As discussed in Note 2, the Partnership is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At September 26, 1998 and September 27,
                                      F-22

1997, accrued insurance liabilities amounted to $21,404 and $23,748, respectively, representing the total estimated losses under these self-insurance programs. These liabilities represent the gross estimated losses as no claims or lawsuits, individually or in the aggregate, were estimated to exceed the Partnership's deductibles and its insurance policies.

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

14.  SUBSEQUENT EVENT
---------------------

On November 27, 1998, the Partnership Entities entered into a Recapitalization Agreement with Millennium, the General Partner and Suburban Energy Services Group LLC, an entity newly formed by the Partnership's management. Under the terms of the Agreement, the Partnership will purchase Millennium's 24.4% subordinated partner interest evidenced by 7,163,750 Subordinated Units and retire such units. In addition, the requirement for the Partnership to repay $22,000 in outstanding APUs under the Distribution Support Agreement will be eliminated. The existing Distribution Support Agreement will be replaced with an alternative support arrangement provided by the Partnership. The aggregate redemption price to be paid to Millennium will be $69,000 which is expected to be primarily funded from the proceeds of a new senior secured credit facility to be entered into with a syndicate of banks.

Concurrent with the execution of the Recapitalization Agreement, Suburban Energy Services Group LLC, ("Successor General Partner") entered into a Purchase Agreement with Millennium and the General Partner whereby the General Partner agreed to sell to the Successor General Partner for $6,000 the General Partner interest in the Partnership Entities.

The consummation of the transactions is subject to certain conditions described in the Recapitalization and Purchase Agreements, including the approval of a majority of the Partnership's Common Unitholders and senior noteholders.

INDEX TO FINANCIAL STATEMENT SCHEDULES
SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                                                                            Page
                                                                            ----
Schedule II  Valuation and Qualifying Accounts for the years ended
             September 26, 1998 and September 27, 1997, the period
             March 5, 1996 through September 28, 1996 and October 1,
             1995 through March 4, 1996                                    S-2


                                                                                               Schedule II


                               SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                                      VALUATION AND QUALIFYING ACCOUNTS
                                                (in thousands)

                                           Balance at    Charged               Deductions    Balance
                                           Beginning     to Cost /   Other      (Amounts     at End
                                           of Period     Expenses  Additions   Charged Off)  of Period
                                           ---------     --------  ---------   ------------  ---------

October 1, 1995 to March 4, 1996
--------------------------------

Allowance for doubtful accounts ..........  $ 3,162       $ 1,510   $  --        $ (1,510)   $ 3,162
                                            =======       =======   =======      ========    =======

Accumulated amortization:
  Goodwill ...............................  $12,559       $ 2,714   $  --        $   --      $15,273
  Other intangibles ......................  $    70       $    69   $  --        $   --      $   139
                                            -------       -------   -------      --------    -------
                  Total ..................  $12,629       $ 2,783   $  --        $   --      $15,412
                                            =======       =======   =======      ========    =======

March 5, 1996 to September 28, 1996
-----------------------------------

Allowance for doubtful accounts ..........  $ 3,162       $ 1,790   $  --        $ (1,640)   $ 3,312
                                            =======       =======   =======      ========    =======

Accumulated amortization:
  Goodwill ...............................  $15,273       $ 3,716   $  --        $   --      $18,989
  Other intangibles ......................  $   139       $   443   $  --        $   --      $   582
                                            -------       -------   -------      --------    -------
                  Total ..................  $15,412       $ 4,159   $  --        $   --      $19,571
                                            =======       =======   =======      ========    =======

Restructuring reserves....................  $  --         $ 2,340   $  --        $   --      $ 2,340
                                            =======       =======   =======      ========    =======

Year Ended September 27, 1997
-----------------------------

Allowance for doubtful accounts ..........  $ 3,312       $ 4,569   $  --        $ (5,199)   $ 2,682
                                            =======       =======   =======      ========    =======

Accumulated amortization:
  Goodwill ...............................  $18,989       $ 6,644   $  --        $   --      $25,633
  Other intangibles ......................  $   582       $   945   $  --        $   --      $ 1,527
                                            -------       -------   -------      --------    -------
                  Total ..................  $19,571       $ 7,589   $  --        $   --      $27,160
                                            =======       =======   =======      ========    =======

Restructuring reserves....................  $ 2,340       $ 6,911   $  --        $ (4,685)   $ 4,566
                                            =======       =======   =======      ========    =======

Year Ended September 26, 1998
-----------------------------

Allowance for doubtful accounts ..........  $ 2,682       $ 2,642   $  --        $ (2,942)   $ 2,382
                                            =======       =======   =======      ========    =======

Accumulated amortization:
  Goodwill ...............................  $25,633       $ 6,134   $  --        $   --      $31,767
  Other intangibles ......................  $ 1,527       $ 1,036   $  --        $   --      $ 2,563
                                            -------       -------   -------      --------    -------
                  Total ..................  $27,160       $ 7,170   $  --        $   --      $34,330
                                            =======       =======   =======      ========    =======

Restructuring reserves....................  $ 4,566       $  --     $  --        $ (4,566)   $  --
                                            =======       =======   =======      ========    =======

                                                                   EXHIBIT 23.1
                                                                   ------------

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-10197) of Suburban Propane Partners, L.P. of our reports dated December 8, 1998 and October 21, 1996 appearing on pages F-2 and F-3 of this Annual Report on Form 10-K. We also consent to the application of such reports to the Financial Statement Schedule listed under Item 14(a) 2 of this Form 10-K when such schedule is read in conjunction with the financial statements referred to in our reports. The audits referred to in such reports also included this schedule.



PricewaterhouseCoopers LLP
Florham  Park, NJ
December 21, 1998