Form 10-Q
period 1998-12-26
SUBURBAN PROPANE PARTNERS LP
filed 1999-02-09
CIK 1005210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 26, 1998
                               -----------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 16 OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ______ to ______

Commission File Number:  1-14222
                         -------

                         SUBURBAN PROPANE PARTNERS, L.P.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                             22-3410353
--------                                             ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

240 ROUTE 10 WEST,   WHIPPANY, NJ            07981
-----------------------------------------------------------
(Address of principal executive office)     (Zip Code)

(973) 887-5300
-----------------------------------------------------------
(Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 26, 1998:

Suburban Propane Partners, L.P. - 21,562,500  Common Units
                                -  7,163,750  Subordinated Units

This Report contains a total of 18 pages.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

Part 1  Financial Information                                             PAGE
                                                                          ----

        Item 1 - Financial Statements

        SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
        ------------------------------------------------

           Condensed Consolidated Balance Sheets as of  December 26, 1998
           and September 26, 1998                                            4

           Condensed Consolidated Statements of Operations for the three
           months ended December 26, 1998 and December 27, 1997              5

           Condensed Consolidated Statements of Cash Flows for the
           three months ended December 26, 1998 and December 27, 1997        6

           Condensed Consolidated Statement of Partners' Capital
           for the three months ended December 26, 1998                      7

           Notes to Condensed Consolidated Financial Statements           8-12

        Item 2 - Management's Discussion and Analysis of  Financial
           Condition and Results of Operations                           13-15

        Item 3 - Quantitative and Qualitative Disclosures about
                 Market Risk                                             15-16

Part 2  Other Information
        Item 5 - Other                                                      17
        Item 6 - Exhibits and Reports on Form 8-K                           17

        Signatures                                                          18


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to the Partnership's future business expectations and predictions and financial condition and results of operations. These forward-looking statements involve certain risks and uncertainties. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements ("cautionary statements") include, among other things: the impact of weather conditions on the demand for propane; fluctuations in the unit cost of propane; the ability of the Partnership to compete with other suppliers of propane and other energy sources; the ability of the Partnership to retain customers; the impact of energy efficiency and technology advances on the demand for propane; the ability of management to continue to control expenses; the impact of regulatory developments on the Partnership's business, including the resolution of Final Rule HM-225 (49 CFR 171.5) promulgated by the research and special programs administration of the U.S Department of Transportation; the impact of legal proceedings on the Partnership's business; and, if the proposed recapitalization of the Partnership discussed below is completed, the impact of the additional debt at the operating partnership level and the impact of the replacement of a third party distribution support arrangement with alternative support from the Partnership. All subsequent written and oral forward-looking statements attributable to Suburban or persons acting on its behalf are expressly qualified in their entirety by such cautionary statements.



                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                              December 26,        September 26,
                                                 1998                1998
                                              (unaudited)           (audited)
                                              -------------       --------------
ASSETS
Current assets:
   Cash and cash equivalents                      $ 54,188             $ 59,819
   Accounts receivable, less allowance for
     doubtful accounts of $2,382                    58,081               39,134
   Inventories                                      30,239               29,962
   Prepaid expenses and other current assets         4,476                3,866
                                              -------------       --------------
      Total current assets                         146,984              132,781
Property, plant and equipment, net                 339,015              343,828
Net prepaid pension cost                            34,268               34,556
Goodwill and other intangible assets, net          213,162              214,782
Other assets                                         4,779                3,618
                                              -------------       --------------
      Total assets                               $ 738,208            $ 729,565
                                              =============       ==============


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
   Accounts payable                               $ 33,789             $ 31,315
   Accrued employment and benefit costs             15,853               20,926
   Accrued insurance                                 5,330                4,830
   Customer deposits and advances                   15,120               16,241
   Accrued interest                                 16,312                8,198
   Other current liabilities                         9,083               10,040
                                              -------------       --------------
      Total current liabilities                     95,487               91,550
Long-term debt                                     427,850              427,897
Postretirement benefits obligation                  35,758               35,980
Accrued insurance                                   16,285               16,574
Other liabilities                                    9,504                9,764
                                              -------------       --------------
      Total liabilities                            584,884              581,765
Partners' capital:
   Common Unitholders                               87,222               84,847
   Subordinated Unitholder                          53,141               49,147
   General Partner                                  24,595               24,488
   Unearned compensation                           (11,634)             (10,682)
                                              -------------       --------------
      Total partners' capital                      153,324              147,800
                                              -------------       --------------
      Total liabilities and partners' capital     $738,208             $729,565
                                              =============       ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per Unit amounts)
                                   (unaudited)

                                                                  Three Months Ended
                                                           December 26,       December 27,
                                                               1998               1997
                                                           ------------       ------------
Revenues
  Propane                                                    $ 138,790          $ 182,905
  Other                                                         22,426             21,981
                                                             ---------          ---------
                                                               161,216            204,886

Costs and expenses
  Cost of sales                                                 68,871            105,657
  Operating                                                     52,274             53,930
  Depreciation and amortization                                  8,782              9,292
  General and administrative expenses                            7,326              6,072
  Gain on sale of investment in Dixie Pipeline Co.                   -             (5,090)
                                                             ---------          ---------
                                                               137,253            169,861

Income from operations                                          23,963             35,025
Interest expense, net                                            7,586              8,108
                                                             ---------          ---------
Income before provision for income taxes                        16,377             26,917
Provision for income taxes                                           7                 16
                                                             ---------          ---------
  Net income                                                  $ 16,370           $ 26,901
                                                             =========          =========

General Partner's interest in net income                         $ 327              $ 538
                                                             ---------          ---------
Limited Partners' interest in net income                      $ 16,043           $ 26,363
                                                             =========          =========
Basic and diluted net income per Unit                           $ 0.56             $ 0.92
                                                             =========          =========
Weighted average number of Units outstanding                    28,726             28,726
                                                             ---------          ---------









The accompanying notes are an integral part of these condensed consolidated financial statements.


                        SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in thousands)
                                          (unaudited)

                                                                    Three Months Ended
                                                            December 26,         December 27,
                                                                1998                 1997
                                                         ------------------   ------------------
Cash flows from operating activities:
  Net income                                                       $ 16,370             $ 26,901
  Adjustments to reconcile net income to net cash
   provided by operations:
      Depreciation                                                    6,898                7,360
      Amortization                                                    1,884                1,932
      (Gain) on disposal of investment                                    -               (5,090)
      (Gain) on disposal of property, plant and
       equipment                                                        (88)                (401)
  Changes in operating assets and liabilities, net of
   acquisitions and dispositions:
      (Increase) in accounts receivable                             (18,947)             (31,068)
      (Increase)/decrease in inventories                               (277)               1,863
      (Increase)/decrease in prepaid expenses and
        other current assets                                           (610)               3,436
      Increase/(decrease) in accounts payable                         2,474                 (637)
      (Decrease) in accrued employment
        and benefit costs                                            (4,918)              (1,171)
      Increase in accrued interest                                    8,114                8,044
      (Decrease)  in other accrued liabilities                       (1,578)              (1,959)
  Other noncurrent assets                                            (1,033)                (333)
  Deferred credits and other noncurrent liabilities                    (771)                (493)
                                                              -------------        -------------
         Net cash provided by operating activities                    7,518                8,384
                                                              -------------        -------------
Cash flows from investing activities:
   Capital expenditures                                              (2,936)              (3,070)
   Acquisitions                                                        (109)              (3,693)
   Proceeds from sale of investment                                       -               13,090
   Proceeds from sale of property, plant and equipment, net             944                2,491
                                                              -------------        -------------
         Net cash (used in) provided by investing activities         (2,101)               8,818
                                                              -------------        -------------
Cash flows from financing activities:
   Long-term debt repayments                                            (47)                   -
   Proceeds from General Partner APU contribution                         -               12,000
   Partnership distribution                                         (11,001)             (10,926)
                                                              -------------        -------------
         Net cash (used in) provided by financing activities        (11,048)               1,074
                                                              -------------        -------------
Net (decrease)/increase in cash and cash equivalents                 (5,631)              18,276
Cash and cash equivalents at beginning of period                     59,819               19,336
                                                              -------------        -------------
Cash and cash equivalents at end of period                         $ 54,188             $ 37,612
                                                              =============        =============
Supplemental disclosure of cash flow information:
   Cash paid for interest                                             $ 108                $ 168
                                                              =============        =============
Non-cash investing and financing activities
   Assets acquired by incurring note payable                          $   -                $ 250
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


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)

                                                                                                           Unearned         Total
                                       Number of Units                                      General      Compensation     Partners'
                                   Common     Subordinated     Common      Subordinated     Partner    Restricted Units    Capital
                                   ------     ------------     -------     ------------     -------    ----------------   --------

Balance at September 26, 1998      21,562            7,164     $84,847          $49,147     $24,488            $(10,682)  $147,800

Grants issued under
Restricted Unit Plan                                             1,107                                           (1,107)         -

Partnership distribution                                       (10,781)                        (220)                       (11,001)

Amortization of Restricted Unit
compensation                                                                                                        155        155

Net income                             -                -       12,049            3,994         327                  -      16,370
                                   ------     ------------     -------     ------------     -------    ----------------   --------
Balance at December 26, 1998       21,562            7,164     $87,222          $53,141     $24,595            $(11,634)  $153,324
                                   ======     ============     =======     ============     =======    ================   ========














The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 26, 1998
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

Suburban Propane GP, Inc. (the "General Partner") is a wholly-owned subsidiary of Millennium Petrochemicals Inc., ("Millennium Petrochemicals"), formerly Quantum Chemical Corporation, and serves as the general partner of the Partnership and the Operating Partnership. Both the General Partner and Millennium Petrochemicals are indirect wholly-owned subsidiaries of Millennium Chemicals Inc. ("Millennium"), which was formed as a result of Hanson PLC's demerger in October 1996. Millennium is a Securities and Exchange Commission ("SEC") registrant, which files periodic reports. Millennium's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 has been filed (Commission File Number 1-12091). The General Partner holds a 1% general partner interest in the Partnership and a 1.0101% general partner interest in the Operating Partnership. In addition, the General Partner owns a 24.4% limited partner interest and a special limited partner interest in the Partnership. The limited partner interest is evidenced by 7,163,750 Subordinated Units and the special limited partner interest is evidenced by 220,000 Additional Partnership Units ("APUs"). The General Partner has delegated to the Partnership's Board of
Supervisors all management powers over the business and affairs of the Partnership Entities that the General Partner possesses under applicable law (See Note 7 Proposed Recapitalization).

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--  --------------------------------------------------------------------

BASIS OF PRESENTATION. The condensed consolidated financial statements include the accounts of the Partnership Entities. All significant intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. They include all adjustments which the Partnership considers necessary for a fair statement of the results for the interim period presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the fiscal year ended September 26, 1998, including management's discussion of financial results contained therein. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated service lives, which range from three to forty years.

Accumulated depreciation at December 26, 1998 and September 26, 1998 was $148,536 and $141,669, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and other intangible assets are comprised of the following:

                                          DECEMBER 26, 1998   SEPTEMBER 26, 1998
                                          -----------------   ------------------

 Goodwill                                        $237,900          $237,812
 Debt origination costs                             6,224             6,224
 Other, principally noncompete agreements           5,092             5,076
                                               ----------        ----------
                                                  249,216           249,112
 Less:  Accumulated amortization                   36,054            34,330
                                               ----------        ----------
                                                 $213,162          $214,782
                                               ==========        ==========

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

NET INCOME (LOSS) PER UNIT. Basic net income (loss) per limited partner Unit is computed by dividing net income (loss), after deducting the General Partner's 2% interest, by the weighted average number of outstanding Common Units and Subordinated Units. Diluted net income (loss) per limited partner Unit is computed by dividing net income (loss), after deducting the General Partner's 2% interest, by the weighted average number of outstanding Common Units and Subordinated Units and the weighted average number of Restricted Units granted under the Restricted Unit Award Plan which vest over time (See Note 6 Restricted Unit Plan).

RECLASSIFICATIONS. Certain prior period balances have been reclassified to conform with the current period presentation.

3.  DISTRIBUTIONS OF AVAILABLE CASH
--  -------------------------------

The Partnership makes distributions to its partners 45 days after the end of each fiscal quarter in an aggregate amount equal to its Available Cash for such quarter. Available Cash generally means all cash on hand at the end of the fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. In accordance with the Distribution Support Agreement among the Partnership, the General Partner and Millennium, to enhance the Partnership's ability to distribute the Minimum Quarterly Distribution on the Common Units, the General Partner has agreed to contribute to the Partnership cash in exchange for APUs. The APUs represent non-voting, limited partner Partnership interests with a stated value per unit of $100. The APUs are not entitled to cash distributions or allocations of any items of Partnership income, gain, loss, deduction or credit. The Partnership has not required any cash contributions in exchange for APUs from the General Partner since the distribution for the fourth fiscal quarter of 1997. At December 26, 1998, the General Partner has contributed a total of $22,000 or 220,000 APUs and has a remaining maximum contribution obligation of $21,600 or 216,000 APUs under the Distribution Support Agreement (See Note 7 Proposed Recapitalization).

4.  COMMITMENTS AND CONTINGENCIES
--  -----------------------------

The Partnership leases certain property, plant and equipment for various periods under noncancelable leases. Rental expense under operating leases was $4,145 for the three months ended December 26, 1998.

The Partnership is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At December 26, 1998, accrued insurance liabilities amounted to $21,615, representing the total estimated losses under these self-insurance programs. These liabilities represent the gross estimated losses as no claims or lawsuits, individually or in the aggregate, were estimated to exceed the Partnership's deductibles and its insurance policies.

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

5.  LONG-TERM DEBT AND BANK CREDIT FACILITIES
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

The Bank Credit Facilities consist of a $75,000 working capital facility and a $25,000 acquisition facility. The Operating Partnership's obligations under the Bank Credit Facilities are unsecured on an equal and ratable basis with the Operating Partnership's obligations under the Senior Notes. Borrowings under the Bank Credit Facilities bear interest at a rate based upon either LIBOR plus a margin, First Union National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .20% to .25% based upon certain financial tests is payable quarterly whether or not borrowings occur. As of December 26, 1998, such fee was .25%. The Bank Credit Facilities will expire September 30, 2000.

No amounts were outstanding under the Bank Credit Facilities as of September 26, 1998 and December 26, 1998.

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

For the three months ended December 26, 1998, interest expense was $8,255.

6.  RESTRICTED UNIT PLAN
--  --------------------

The Partnership's 1996 Restricted Unit Award Plan authorizes the issuance of Common Units with an aggregate value of $15,000 to executives, managers and Elected Supervisors of the Partnership. Upon issuance of Restricted Units, unearned compensation is amortized ratably over the applicable vesting periods under the Plan.

Following is a summary of activity in the Restricted Unit Plan:

                                           UNITS            VALUE PER UNIT
                                         --------           --------------

Outstanding September 26, 1998            621,811          $18.41 - $21.63
Awarded                                    61,948          $17.88
                                         --------          ---------------

Outstanding December 26, 1998             683,759          $17.88 - $21.63
                                         ========          ===============

For the three months ended December 26, 1998, the Partnership amortized $155 of unearned compensation.

7.  PROPOSED RECAPITALIZATION
--  -------------------------

On November 27, 1998, the Partnership Entities entered into a Recapitalization Agreement with Millennium, the General Partner and Suburban Energy Services Group LLC, an entity newly formed by the Partnership's management. Under the terms of the Agreement, the Partnership will purchase Millennium's 24.4% subordinated partner interest evidenced by 7,163,750 Subordinated Units and retire such units. In addition, the requirement for the Partnership to repay $22,000 in outstanding APUs under the Distribution Support Agreement will be eliminated. The existing Distribution Support Agreement will be replaced with an alternative support arrangement provided by the Partnership. The aggregate redemption price to be paid to Millennium will be $69,000 which is expected to be funded from available cash resources and/or borrowings under a bank credit facility.

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

On December 23, 1998, the Partnership filed a preliminary proxy statement with the SEC related to the proposed Recapitalization. The preliminary proxy statement is currently undergoing a review by the SEC staff.

8.  SUBSEQUENT EVENT - COMMON UNIT DISTRIBUTION
--  -------------------------------------------

On January 21, 1999 the Partnership announced a quarterly distribution of $0.50 per Limited Partner Common Unit for the first quarter of fiscal 1999 payable on February 9, 1999 to holders of record on January 29, 1999. The Partnership will not make a quarterly distribution on its Subordinated Units (which are held by the General Partner) for said fiscal quarter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS



THREE MONTHS ENDED DECEMBER 26, 1998
------------------------------------
COMPARED TO THREE MONTHS ENDED DECEMBER 27, 1997
------------------------------------------------

REVENUES

Revenues decreased 21.3% or $43.7 million to $161.2 million for the three months ended December 26, 1998 as compared to $204.9 million for the three months ended December 27, 1997. The overall decrease is primarily attributable to a decline in retail volumes and lower propane costs resulting in lower sales prices to customers. Propane sold to retail customers decreased 13.1% or 20.7 million gallons to 137.6 million gallons, as compared to 158.3 million gallons in the prior period's quarter. The decrease in retail gallons is principally due to warmer temperatures which nationwide were 12% warmer than normal during the quarter and 14% warmer than the prior period's quarter. Wholesale gallons sold and gallons sold related to price risk management activities decreased 10.5% or
5.1 million gallons to 43.4 million gallons principally resulting from the Partnership's reduced emphasis on the wholesale market due to the low-margin nature of such sales.

GROSS PROFIT

Gross profit decreased 6.9% or $6.9 million to $92.3 million in the first quarter of fiscal 1999, principally attributable to lower retail volumes partially offset by overall higher margins.

OPERATING EXPENSES

Operating expenses decreased 3.1% or $1.7 million to $52.3 million for the three months ended December 26, 1998 as compared to $53.9 million for the three months ended December 27, 1997. The decrease in operating expenses is principally attributable to lower payroll and benefit costs and vehicle fuel expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 20.7% or $1.3 million to $7.3 million for the three months ended December 26, 1998 as compared to $6.1 million for the three months ended December 27, 1997. The increase is primarily attributable to the absence of offsetting dividend income earned in the prior year's quarter on the sold investment in the Dixie Pipeline Company and higher information systems expenses.

OPERATING INCOME AND EBITDA

Results for the prior year's first quarter include a $5.1 million gain from the sale of an investment in the Dixie Pipeline Company, which the Partnership sold after determining it did not offer any strategic business advantages. Excluding this one-time item, operating income decreased $6.0 million to $24.0 million in the three months ended December 26, 1998 compared to $29.9 million in the prior year's first quarter. EBITDA, excluding the one-time item, decreased $6.5 million to $39.2 million. The decrease in operating income and EBITDA is primarily attributable to decreased retail volumes partially offset by lower period expenses and higher retail margins.

EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution.

INTEREST EXPENSE

Net interest expense decreased $0.5 million to $7.6 million in the three months ended December 26, 1998 compared with $8.1 million in the prior period. The decrease is attributable to higher interest income on significantly increased cash investments.

HEDGING

The Partnership engages in hedging transactions to reduce the effect of price volatility on its product costs and to help ensure the availability of propane during periods of short supply. The Partnership is currently a party to propane futures contracts on the New York Mercantile Exchange and enters into agreements to purchase and sell propane at fixed prices in the future. These activities are monitored by management through enforcement of the Partnership's Commodity Trading Policy. Hedging does not always result in increased product margins and the Partnership does not consider hedging activities to be material to operations or liquidity for the three month period ended December 26, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonal nature of the propane business, cash flows from operating activities are greater during the winter and spring seasons as customers pay for propane purchased during the heating season. For the three months ended December 26, 1998, net cash provided by operating activities was $7.5 million compared to cash provided by operating activities of $8.4 million in the three months ended December 27, 1997. The decrease of $0.9 million was primarily due to lower net income and payment of accrued incentive compensation partially offset by a decrease in working capital requirements arising from lower retail gallons sold and a decline in the cost of propane.

Net cash used in investing activities was $2.1 million during the three months ended December 26, 1998 consisting of capital expenditures of $2.9 million (including $1.5 million for maintenance expenditures and $1.4 million to support the growth of operations) and acquisition payments of $0.1 million, offset by proceeds from the sales of property, plant and equipment of $0.9 million. Net cash provided by investing activities was $8.8 million for the three months ended December 27, 1997 which included proceeds of $13.1 million from the sale of the Partnership's minority interest in the Dixie Pipeline Co., $2.5 million from the sale of property, plant and equipment, offset by business acquisition payments of $3.7 million and capital expenditures of $3.1 million (including $1.1 million for maintenance expenditures and $2.0 million to support the growth of operations).

Net cash used in financing activities for the three months ended December 26, 1998 was $11.0 million, principally reflecting the Partnership's distribution.

Net cash provided by financing activities for the three months ended December 27, 1997 was $1.1 million, arising from the proceeds of the General Partner's APU contributions exceeding the Partnership's fiscal 1997 fourth quarter distribution.

The Partnership has announced that it will make a distribution of $.50 per Unit to its Common Unitholders on February 9, 1999 for the first fiscal quarter of 1999. The Partnership will not make a distribution to the Subordinated
Unitholder for said fiscal quarter. The Partnership does not anticipate utilizing proceeds available under the Distribution Support Agreement with respect to the funding of the Minimum Quarterly Distribution for the second quarter of fiscal 1999.

The ability of the Partnership to satisfy its future obligations will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. Based on its current cash position, available Bank Credit Facilities and expected cash flow from operating activities, the Partnership expects to have sufficient funds to meet its obligations and working capital needs during fiscal 1999.

In connection with the proposed Recapitalization, the Operating Partnership has obtained a commitment letter dated October 30, 1998 from The Bank of New York providing for a new bank credit facility allowing for borrowings of up to $150.0 million. The Recapitalization may be funded by borrowings under this facility and/or internally generated funds. Pursuant to the terms of the commitment letter, borrowings under this facility will bear interest at a rate based upon either LIBOR plus a margin or The Bank of New York's prime rate plus a margin. The facility will mature upon the earlier of (a) five years from the date of closing and (b) March 31, 2002 if on or before March 31, 2002, the Senior Notes have not been amended to provide that no principal payments are due thereunder prior to June 30, 2003. The Partnership and all present and future domestic subsidiaries of the Operating Partnership will guarantee the repayment of any amounts due under the facility; provided, however, that the Service Company will not be required to guarantee the facility for so long as its EBITDA does not exceed certain levels. The facility will be secured by certain owned and later-acquired assets of the Partnership, the Operating Partnership and its subsidiary guarantors and will rank equally with the Operating Partnership's obligations under the Senior Notes.


ITEM 3. QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

As of December 26, 1998, the Partnership was party to propane forward contracts with various third parties and futures traded on the New York Mercantile Exchange ("NYMEX"). Such contracts provide that the Partnership sell or acquire propane at a fixed price at fixed future dates. At expiration, the contracts are settled by the delivery of propane to the respective party or are settled by the payment of a net amount equal to the difference between the then current price of propane and the fixed contract price. The contracts are entered into for purposes other than trading in anticipation of market movements, and to manage and hedge exposure to fluctuating propane prices as well as to help ensure the availability of propane during periods of high demand.

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

SENSITIVITY ANALYSIS

In an effort to estimate the exposure of unfavorable market price movements, a sensitivity analysis of open positions as of December 26, 1998 was performed. Based on this analysis, a hypothetical 10% adverse change in market prices for each of the future months for which a future and/or forward contract exists indicates a potential loss in future earnings of $2.3 million as of December 26, 1998.

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

                                     PART II



ITEM 5.           OTHER INFORMATION - None.



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)   Exhibits
                        (27)  Financial Data Schedule

                  (b)   Reports on Form 8-K
                        Report on Form 8-K dated November 27, 1998, announcing the Partnership's proposed recapitalization.

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY
AUTHORIZED:











                                    SUBURBAN PROPANE PARTNERS, L.P.



DATE:  FEBRUARY 9, 1999             BY  /S/ ANTHONY M. SIMONOWICZ
                                        --------------------------
                                        ANTHONY M. SIMONOWICZ
                                        VICE PRESIDENT, CHIEF FINANCIAL OFFICER





                                    BY  /S/ EDWARD J. GRABOWIECKI
                                        --------------------------
                                        EDWARD J. GRABOWIECKI
                                        CONTROLLER AND CHIEF ACCOUNTING OFFICER