Form 10-K/A
period 1998-09-26
SUBURBAN PROPANE PARTNERS LP
filed 1999-04-22
CIK 1005210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K


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

   COMMON UNITS                                NEW YORK STOCK EXCHANGE
--------------------------------------------------------------------------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE
--------------------------------------------------------------------------------

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


The aggregate market value as of April 15, 1999 of the Registrant's Common Units held by non-affiliates of the Registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($19.38/unit), was approximately $417,140,900. April 15, 1999 there were outstanding 21,562,500 Common Units and 7,163,750 Subordinated Units.

Documents Incorporated by Reference:  None


                                EXPLANATORY NOTE
                                ----------------


This Form 10-K/A (Amendment No. 1) amends and restates in its entirety the Registrant's Annual Report on Form 10-K for the fiscal year ended September 26, 1998 filed with the Securities and Exchange Commission (the "Commission") on December 23, 1998 (the "Original Form 10-K"). This amendment and restatement is being filed in response to certain comments of the staff of the Commission on the Original Form 10-K that were made in connection with the proposed recapitalization of the Registrant described in the Registrant's definitive
Proxy Statement filed with the Commission on April 22, 1999. The Registrant hereby amends Part I, Items 1 and 3; Part II, Items 5, 6, 7 and 7A; Part III, Items 10 and 12; and Part IV, Item 14.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                     PART I                                 Page


ITEM  1.   BUSINESS......................................................    1
ITEM  2.   PROPERTIES....................................................    7
ITEM  3.   LEGAL PROCEEDINGS.............................................    7
ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    7

                                     PART II
ITEM  5.   MARKET FOR THE REGISTRANT'S UNITS AND
           RELATED UNITHOLDER MATTERS....................................    8

ITEM  6.   SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA..............    9
ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................   10
ITEM  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK...................................................   18
ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   19
ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE...........................   19

                                    PART III
ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   20
ITEM  11.  EXECUTIVE COMPENSATION........................................   22
ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT................................................   27
ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   29

                                     PART IV
ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K...........................................   30

Signatures...............................................................   31


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

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

ITEM 1. BUSINESS.
-----------------

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


THE RECAPITALIZATION

     On November 30, 1998, the Partnership announced a proposed recapitalization of the Partnership (the "Recapitalization"), pursuant to which, the Partnership will, among other things, redeem all 7,163,750 outstanding Subordinated Units and all 220,000 outstanding APUs, all of which are owned by the General Partner, for a total price of $69 million, subject to adjustment. In connection with the Recapitalization, the Partnership's Distribution Support Agreement with the General Partner will be terminated and replaced with a $21.6 million liquidity arrangement of committed availability under the working capital line of the Operating Partnership's Amended and Restated Credit Agreement, dated as of September 30, 1997 (the "Bank Credit Facilities"), or any replacement facility through the quarter ending December 31, 2000, and $11.6 million of such committed availability through March 31, 2001. The redemption price will be funded from the Operating Partnership's then existing cash resources and, if necessary, borrowings under the Bank Credit Facilities. See "Liquidity and Capital Resources" in Item 7 of this Annual Report for a discussion of the Operating Partnership's new credit facility.


     In addition, the General Partner will sell its entire general partner interests in the Partnership and the Operating Partnership, including its incentive distribution rights in the Partnership ("IDRs"), to Suburban Energy Services Group LLC, a new entity owned by senior management of the Partnership (the "Successor General Partner"), for a total price of $6 million and the Successor General Partner will assume the rights and duties of the General Partner under the partnership agreements of the Partnership and the Operating Partnership and will be substituted as the new general partner of the Partnership and the Operating Partnership. In connection with the Recapitalization and the substitution of the General Partner, the IDRs will be amended to eliminate the second and third target incentive distribution rights of the new General Partner with respect to distributions in excess of the Minimum Quarterly Distribution to the holders ("Common Unitholders") of common units ("Common Units") and the new General Partner, thereby increasing the rights of Common Unitholders to distributions of available cash in excess of the Minimum Quarterly Distribution and the Board of Supervisors will have the right to convert the IDRs to Common Units after the fifth anniversary of the closing of the Recapitalization. The Partnership Agreement and the Operating Partnership Agreement will be amended to permit and effect the Recapitalization and the substitution of the general partner.


     The Recapitalization and the substitution of the general partner were approved by the Partnership's Board of Supervisors upon the recommendation of its elected supervisors acting as a Special Committee. Consummation of the Recapitalization is subject to certain conditions, including the approval of the Partnership's public Common Unitholders and senior noteholders. A Special Meeting of Common Unitholders will be scheduled to vote on the Recapitalization in 1999. It cannot be predicted with certainty when the Recapitalization will be complete, but the Partnership hopes to complete it in the third quarter of the 1999 fiscal year. For additional information regarding the Recapitalization, please see the Partnership's definitive Proxy Statement, filed with the Securities and Exchange Commission on April 22, 1999.



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

     Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,200 gallons of propane, into a stationary storage tank on the customer's premises. The capacity of these tanks ranges from approximately 100 gallons to approximately 1,200 gallons, with a typical tank having a capacity of 300 to 400 gallons. The Partnership also delivers propane to retail customers in portable cylinders, which typically have a capacity of 5 to 35 gallons. When these cylinders are delivered to customers, empty cylinders are picked up for replenishment at the Partnership's distribution locations or are refilled in place. The Partnership also delivers propane to certain other bulk end users of propane in larger trucks known as transports (which have an average capacity of approximately 9,000 gallons). End-users receiving transport deliveries include industrial customers, large-scale heating accounts, such as local gas utilities which use propane as a supplemental fuel to meet peak load deliverability requirements, and large agricultural accounts which use propane for crop drying. Propane is generally transported from refineries, pipeline terminals, storage facilities (including the Partnership's storage facilities in Hattiesburg, Mississippi and Elk Grove, California), and coastal terminals to the Partnership's customer service centers by a combination of common carriers, owner-operators and railroad tank cars. (See Item 2.)

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

ITEM 2. PROPERTIES.
-------------------

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


ITEM 3. LEGAL PROCEEDINGS.
--------------------------

LITIGATION


     A number of personal injury, property damage and product liability suits are pending or threatened against the Partnership. In general, these lawsuits have arisen in the ordinary course of the Partnership's business and involve claims for actual damages, and in some cases, punitive damages. The Partnership is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. These self-insurance reserves include provisions for losses related to pending or threatened litigation. Although any litigation is inherently uncertain, based on past experience, the information currently available to it and the amount of its self-insurance reserves for known and unasserted self-insurance claims (which was approximately $21.4 million at September 26, 1998), the Partnership does not believe that these pending or threatened litigation matters will have a material adverse effect on its results of operations or its financial condition.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

      There were no matters submitted to a vote of security holders of the Partnership, through the solicitation of proxies or otherwise, during the fourth fiscal quarter of the year ended September 26, 1998.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNITHOLDER
        MATTERS.
----------------------------------------------------------------

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

                                         Common Unit      Cash Distribution Paid
                                         Price Range      ----------------------
                                       High         Low
                                       ----         ---
1997 FISCAL YEAR
----------------
First Quarter                         $21.88      $18.75          $0.50
Second Quarter                         20.63       17.75           0.50
Third Quarter                          18.75       17.00           0.50
Fourth Quarter                         20.19       18.06           0.50


1998 FISCAL YEAR
----------------
First Quarter                         $20.56      $15.38          $0.50
Second Quarter                         20.00       17.50           0.50
Third Quarter                          19.50       18.00           0.50
Fourth Quarter                         20.00       17.56           0.50


1999 FISCAL YEAR
----------------

First Quarter                         $19.68      $17.44          $0.50
Second Quarter                         20.13       18.00           0.50
Third Quarter (through April 12, 1999) 19.50       17.94            -


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

ITEM 6. SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA.
---------------------------------------------------------


     The following table presents selected condensed consolidated historical financial data of the Partnership and the Predecessor Company. The selected condensed consolidated historical data is derived from the audited financial statements of the Partnership and Predecessor Company. The dollar amounts in the table below, except per Unit data, are in thousands.



                                                PARTNERSHIP (A)                    PREDECESSOR COMPANY
                                    -------------------------------------  ------------------------------------

                                                                 MARCH 5,  OCTOBER 1,
                                             YEAR ENDED            1996      1995           YEAR ENDED
                                       ----------------------    THROUGH    THROUGH    ---------------------
                                       SEPT 26,      SEPT 27,    SEPT 28,   MARCH 4,   SEPT 30,   OCTOBER 1,
                                         1998          1997        1996       1996       1995        1994
                                         ----          ----        ----       ----       ----        ----

STATEMENT OF OPERATIONS DATA
Revenues..........................    $ 667,287     $ 771,131   $ 323,947   $ 383,999   $ 633,620   $ 677,767
Depreciation and
Amortization......................       36,531        37,307      21,046      14,816      34,055      34,300
Restructuring Charge                          -         6,911       2,340           -           -           -
Income (Loss) Before Interest
 Expense and  Income Taxes........       68,814        47,763      (3,464)     61,796      55,544      75,490
Interest Expense,
Net...............................       30,614        33,979      17,171           -           -           -
Provision for
Income Taxes .....................           35           190         147      28,147      25,299      33,644
Net Income (Loss).................       38,165        13,594     (20,782)     33,649      30,245      41,846
Net Income (Loss)
per Unit (b)......................    $    1.30        $ 0.46   $   (0.71)
BALANCE SHEET DATA
(END OF PERIOD)
Current Assets....................    $ 132,781     $ 104,361   $ 120,692               $  78,846   $  88,566
Total Assets......................      729,565       745,634     776,651                 705,686     724,280
Current Liabilities                      91,550        96,701     101,826                  69,872      74,555
Long-term Debt....................      427,897       427,970     428,229                       -           -
Other Long-term
Liabilities.......................       62,318        79,724      81,917                  77,579      90,173
Predecessor Equity................                                                        558,235     559,552
Partners' Capital -
General Partner...................       24,488        12,830       3,286
Partners' Capital -
Limited Partners..................      123,312       128,409     161,393
STATEMENT OF CASH
FLOWS DATA
Cash Provided by
(Used in)
  Operating Activities............    $  70,073     $  58,848   $  62,961   $  (3,765)  $  53,717   $  77,067
  Investing Activities............    $   2,900     $ (20,709)  $ (30,449)  $ (21,965)  $ (22,317)  $ (16,126)
  Financing Activities............    $ (32,490)    $ (37,734)  $ (13,786)  $  25,799   $ (31,562)  $ (68,093)
OTHER DATA
EBITDA (c)........................    $ 105,345     $  85,070   $  17,582   $  76,612   $  89,599   $ 109,790
Capital Expenditures (d)
Maintenance and growth............    $  12,617     $  24,888   $  16,089   $   9,796   $  21,359   $  17,839
Acquisitions......................    $   4,041     $   1,880   $  15,357   $  13,172   $   5,817   $   1,448
Retail Propane
Gallons Sold......................      529,796       540,799     257,029     309,871     527,269     568,809

NOTES:


(a) The Partnership acquired the propane business and assets of the Predecessor Company on March 5, 1996 (the Closing Date). There are no material differences in the basis of assets and liabilities between the Partnership and the Predecessor Company.
(b) Net income (loss) per Unit is computed by dividing the limited partners' interest in net income (loss) by the number of Units outstanding.

(c) EBITDA (earnings before interest, taxes, depreciation and amortization) is defined as income (loss) before interest expense and income taxes plus depreciation and amortization. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with or superior to generally accepted accounting principles, but provides additional information for evaluating the Partnership's ability to pay the Minimum Quarterly Distribution.

(d) The Partnership's capital expenditures fall generally into three categories: (i) maintenance expenditures, which include expenditures for repair and replacement of property, plant and equipment, (ii) growth capital expenditures which include new propane tanks and other equipment to facilitate expansion of the Partnership's customer base and operating capacity; and (iii) acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and a portion of the purchase price allocated to intangibles associated with such acquired businesses.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------


     The following is a discussion of the historical financial condition and results of operations of the Partnership and the Predecessor Company. The discussion should be read in conjunction with the historical consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Since the Operating Partnership and Service Company account for substantially all of the assets, revenues and earnings of the Partnership, a separate discussion of the Partnership's results of operations from other sources is not presented.


GENERAL


     The Partnership is engaged in the retail, wholesale marketing and trading of propane and related sales of appliances and services. The Partnership believes it is the third largest retail marketer of propane in the United States, serving more than 700,000 active residential, commercial, industrial and agricultural customers from more than 340 customer service centers in over 40 states. The Partnership's annual retail propane sales volumes were approximately 530 million, 541 million and 567 million gallons during the fiscal years ended September 26, 1998, September 27, 1997 and September 28, 1996, respectively.


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




Fiscal year ended September 26, 1998 (unaudited) (in thousands, except per Unit amounts)

                                FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER   FISCAL 1998
                                -------------   --------------   -------------   --------------   -----------

Revenues                           $ 204,886        $ 230,429       $ 125,109        $ 106,863     $ 667,287
Income (Loss) Before Interest
  Expense and Income Taxes            35,025           44,757          (2,925)          (8,043)       68,814
Net Income (Loss)                     26,901           37,011         (10,235)         (15,512)       38,165
Net Income (Loss) per Unit               .92             1.26            (.35)            (.53)         1.30
EBITDA ......................         44,317           53,930           6,154              944       105,345
Retail Gallons Sold .........        158,278          180,139         100,735           90,644       529,796



Fiscal year ended September 27, 1997 (unaudited) (in thousands, except per Unit amounts)

                                FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER   FISCAL 1997
                                -------------   --------------   -------------   --------------   -----------
Revenues                            $246,028         $277,631        $132,363         $115,109      $771,131
Income (Loss) Before Interest
  Expense and Income Taxes            25,900           39,459         (10,953)          (6,643)       47,763
Net Income (Loss)                     17,338           30,281         (19,181)         (14,844)       13,594
Net Income (Loss) per Unit               .59             1.03            (.65)            (.51)          .46
EBITDA                                35,181           48,647          (1,611)           2,853        85,070
Retail Gallons Sold                  158,996          183,307         102,899           95,597       540,799


     EBITDA (earnings before interest, taxes, depreciation and amortization) is calculated as income (loss) before interest expense and income taxes plus depreciation and amortization. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with or superior to generally accepted accounting principles, but provides additional information for evaluating the Partnership's ability to pay the Minimum Quarterly Distribution. Because EBITDA excludes some, but not all, items that affect net income and this measure may vary among companies, the EBITDA data presented above may not be comparable to similarly titled measures of other companies.


RESULTS OF OPERATIONS

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997
---------------------------------------------


     REVENUES. Revenues decreased $103.8 million or 13.5% to $667.3 million in fiscal 1998 compared to $771.1 million in fiscal 1997. Revenues from retail activities decreased $77.1 million or 12.8% to $523.4 million in fiscal 1998 compared to $600.5 million in fiscal 1997. This decrease is primarily attributable to lower product costs which resulted in lower selling prices and, to a lesser extent, a decrease in retail gallons sold.


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


     Retail gallons sold decreased 2.0% or 11.0 million gallons to 529.8 million gallons in fiscal 1998 compared to 540.8 million gallons in the prior year. The decline in retail gallons sold is principally attributable to warmer temperatures, principally during the winter heating season, in all areas of the Partnership's operations.

     Revenues from wholesale and hedging activities decreased $25.1 million or 25.0% to $75.2 million in fiscal 1998 compared to $100.2 million in fiscal 1997. This decrease is attributed to the Partnership's reduced emphasis on wholesale marketing, due to the low margin nature of the wholesale market. The decrease in wholesale revenues was partially offset by the increase in the Partnership's product procurement and price risk management activities which began in the fourth quarter of fiscal 1997. Revenues from hedging activities increased $5.6 million to $13.8 million in 1998 compared to $8.2 million in fiscal 1997. The gallons sold for hedging purposes in fiscal 1998 and 1997 were 40.8 million and
17.0 million, respectively.


     OPERATING EXPENSES. Operating expenses decreased $6.9 million or 3.3% to $202.9 million in fiscal year 1998 compared to $209.8 million in the prior year. The decrease is primarily attributable to the continued favorable impact of restructuring activities undertaken during 1997, principally lower payroll and benefit costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $5.0 million or 15.3% to $37.6 million in fiscal 1998 compared to $32.6 million in the prior year. The increase is primarily attributable to a $1.4 million write-off of certain impaired information systems assets, an increase in professional consulting services, primarily in the information systems area, and a $2.0 million charge related to insurance claims for which insurance coverage was denied. The $1.4 million write-off of impaired assets principally represents software and implementation costs incurred under a project to replace the Partnership's retail/sales system. The project was aborted when the Partnership's management determined that the software did not have the functionality and flexibility originally represented by the software vendor. As such, the Partnership never installed the new software and is continuing to use its existing retail/sales system. The Partnership is currently evaluating alternatives to replace the retail/sales system. The insurance claim resulted from the collapse of the Partnership's underground propane storage cavern and associated fire that occurred in Hainesville, Texas in November 1995. Third parties who owned interests in nearby oil and gas wells sued the Partnership, Millennium, and other parties and claimed damage to the wells resulting from the collapse of the underground cavern and alleged brine water migration. The Partnership's insurance carrier denied coverage based upon the pollution exclusion endorsement of its policy. The Partnership settled this claim in December 1998 for $1.55 million, $300,000 of which was paid by Millennium. The Partnership is currently addressing with its insurance carrier the issue of responsibility for outstanding legal and expert expenses.

     INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA. Results for the fiscal year 1998 include a $5.1 million gain from the sale of an investment in the Dixie Pipeline Co. and a $1.8 million write-off of certain impaired assets. Results for the prior year period include a restructuring charge of $6.9 million. Excluding these one-time items from both periods, income before interest and income taxes increased 19.7% or $10.8 million to $65.5 million compared to $54.7 million in the prior period. EBITDA, excluding the one-time items from both periods, increased 10.9% or $10.0 million to $102.0 million compared to $92.0 million in the prior period.

     The improvement in income before interest expense and income taxes and EBITDA is primarily attributable to higher overall gross profit and lower operating expenses partially offset by higher selling, general and administrative expenses. The increase in gross profit principally resulted from overall higher average propane unit margins and the expansion of the Partnership's product procurement and price risk management activities, including hedging transactions, partially offset by reduced volume of retail propane gallons sold. The overall higher average propane unit margins were attributable to lower product costs, resulting from a less volatile propane market during 1998 and more favorable purchasing contracts which were not fully reflected in lower retail selling prices. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity on ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution.


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

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996
---------------------------------------------


     The Partnership acquired the propane business and assets of the Predecessor Company on March 5, 1996. The following discussion of revenues compares the results of the Partnership for the year ended September 27, 1997 with the pro forma results of the Predecessor Company for the year ended September 26, 1996 and the discussion of operating expenses, selling, general and administrative expenses and interest expense compares the results of the Partnership for the year ended September 27, 1997 with the seven months ended September 26, 1996.

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


     OPERATING EXPENSES. Operating expenses increased $95.4 million or 83.4% to $209.8 million in fiscal year 1997 compared to $114.4 million in the prior period. The increase is primarily due to fiscal 1997 representing twelve months of operations and fiscal 1996 representing seven months of operations, which commenced on the Partnership's initial public offering date.

     RESTRUCTURING CHARGES. Fiscal 1997 results reflect a restructuring charge of $6.9 million compared to a $2.3 million restructuring charge in fiscal 1996. In fiscal 1997, the Partnership recorded the restructuring charge to reorganize its product procurement and logistics group, redesign its fleet maintenance, field support and corporate office organizations and to provide for facilities to be closed and for impaired assets whose carrying amounts would not be recovered. In connection with this restructuring initiative, the Partnership terminated 307 employees and paid termination benefits of $1.6 million and $2.5 million in fiscal years 1997 and 1998, respectively, which were charged against the restructuring liability. In addition, the Partnership paid $1.0 million in fiscal 1997, primarily related to the closure of excess facilities, which was charged against the restructuring liability. The 1997 restructuring includes a charge of $1.8 million for impaired assets consisting of $1.2 million in information system assets and $0.6 million in excess fleet vehicles. The impaired asset write-offs reflect the remaining book value of certain information system assets as management believed the assets to be technologically obsolete with a minimal fair market value, and in the case of vehicles, the difference between the estimated trade-in value and book value.

     In fiscal 1996, the Partnership reorganized its corporate office and terminated 53 employees principally related to Corporate Support positions including the areas of Engineering, Marketing, Executive Management and Technical Training. The Partnership recorded a $2.3 million restructuring charge related to this effort and paid associated termination benefits of $1.0 million in fiscal 1997 and $0.3 million in fiscal 1998 which were charged against this provision. In addition, the Partnership paid $0.7 million in fiscal 1997 and $0.3 million in fiscal 1998 principally related to outplacement and legal costs related to the restructuring which were charged against the provision.

     The Partnership anticipates future reductions in operating and general and administrative expenses as a result of the restructuring efforts.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses excluding restructuring charges, increased $16.2 million or 98.8% to $32.6 million in fiscal 1997 compared to $16.4 million in the prior year. The increase is primarily due to fiscal 1997 representing twelve months of operations and fiscal 1996 representing seven months of operations, which commenced on the Partnership's initial public offering date.

     INTEREST EXPENSE. Net interest expense increased $16.8 million to $34.0 million in fiscal 1997 compared with $17.2 million in fiscal 1996. The increase is principally due to the issuance of $425.0 million in Senior Notes in connection with the Partnership's initial public offering in March 1996.

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

     As a result of lower than anticipated earnings for fiscal 1997 and the costs associated with the restructuring efforts, the Partnership utilized $22.0 million of cash proceeds available under the Distribution Support Agreement between the Partnership and the General Partner in connection with the payment of the Minimum Quarterly Distribution on the Common Units with respect to the third and fourth fiscal quarters of 1997. The Partnership did not utilize proceeds available under the Distribution Support Agreement with respect to the funding of the Minimum Quarterly Distributions for fiscal 1998. The Distribution Support Agreement provides for a maximum of approximately $43.6 million in cash in return for APUs ($22.0 million of which has been utilized) to support the Partnership's Minimum Quarterly Distributions to holders of Common Units through March 31, 2001. The Partnership has not made a distribution on its Subordinated Units since the first fiscal quarter of 1997 and does not intend to make a distribution to the Subordinated Unitholder prior to consummation of the proposed Recapitalization.


     The Partnership will make distributions in an amount equal to all of its Available Cash approximately 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. The Partnership has made distributions to holders of its Common Units for each of the quarters in fiscal 1998.


     The Partnership's anticipated cash requirements for fiscal 1999 include maintenance and growth capital expenditures of approximately $15.0 million for the repair and replacement of property, plant and equipment and approximately $32.0 million of interest payments on the Senior Notes. In addition, the Partnership intends to pay approximately $45.4 million in Minimum Quarterly Distributions to its Common Unitholders and in distributions to its General Partner during fiscal 1999. Based on its current cash position, available Bank Credit Facilities and expected cash from operating activities, the Partnership expects to have sufficient funds to meet these obligations for fiscal 1999, as well as all of its current obligations and working capital needs during fiscal 1999.

     In connection with the Recapitalization, the Operating Partnership will amend the Bank Credit Facilities to, among other things, (i) extend its maturity date to March 31, 2001, (ii) amend the minimum adjusted consolidated net worth covenant to reduce the required minimum net worth of the Operating Partnership from $125 to $50 million, (iii) provide for a $22 million liquidity subfacility to be available to finance certain shortfalls in the payment of the Minimum Quarterly Distribution, (iv) permit the Operating Partnership to borrow an amount sufficient to purchase the loan made to the Successor General Partner by Mellon Bank, N.A. to purchase the GP Interests and Incentive Distribution Rights from the Successor General Partner (the "GP Loan") if an event of default occurs under such loan, (v) decrease the maximum ratio of consolidated total indebtedness to EBITDA from 5.25 to 1.00 to 5.10 to 1.00, (vi) modify certain definitions and covenants relating to the ownership of the General Partner and the Operating Partnership, (vii) increase the Applicable Margins (as defined in the Bank Credit Facilities) and (viii) consent to the amendments to the Partnership Agreement and the Senior Note Agreement contemplated by the Recapitalization and to the termination of the Distribution Support Agreement.

     The Senior Note Agreement will be amended to, among other things, (i) reduce the minimum adjusted consolidated net worth requirement from $125 million to $50 million, (ii) create a financial covenant exception for non-recurring, non-cash charges to be incurred in connection with the Recapitalization, (iii) decrease the maximum ratio of consolidated total indebtedness to EBITDA from
5.25 to 5.10, with a further decrease to 5.00 effective as of April 1, 2001, and
(iv) include a new interest coverage maintenance test requiring the Operating Partnership to maintain a ratio of consolidated EBITDA for any four fiscal quarters to consolidated interest expense for such period of at least 2.50 to
1.0. In addition, prior to the closing of the Recapitalization, the Partnership will obtain the consent of a majority of the holders of the Senior Notes to (i) the replacement of the General Partner with the Successor General Partner, (ii) the amendments to the Partnership Agreements necessary for the Recapitalization,
(iii) the termination of the Distribution Support Agreement and (iv) the distribution by the Operating Partnership to the Partnership to permit the Partnership to pay the redemption price. In consideration for granting their consent to the foregoing, the Operating Partnership will pay a fee to each holder of Senior Notes in an amount equal to 0.375% of the outstanding principal amount of Senior Notes held by such holder. The total amount of such fees is expected to be $1.6 million.


READINESS FOR YEAR 2000

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


     In the second half of 1997, the Partnership began to identify the Y2K exposure of its IT systems by focusing upon those systems and applications it considered critical to its ability to operate its business, supply propane to its customers, and accurately account for those services. The critical systems identified were the retail/sales, the human resources/payroll and the general ledger/financial accounting systems. Based upon the reasonable assurances of the software developers and vendors, the Partnership believes that it has replaced the human resources/payroll and the general ledger/financial accounting systems with Y2K compliant versions. In addition, the Partnership has retained the services of a third party vendor to assist in the remediation of its retail/sales system, as well as the majority of the programs supporting this system. The Partnership anticipates that the retail/sales system will be Y2K compliant by July 1999.


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


     The Partnership has assessed the non-IT systems utilized by its field locations to determine the Y2K compliance of those systems. With limited exceptions which are being addressed, the safety related devices at the Partnership's field locations do not incorporate electronic components and, as such, do not require Y2K remediation. The Partnership does not believe that the failure of any of its non-IT systems at any field location would have a material adverse impact upon it.


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


     While propane itself is not date-dependent, the supply, transportation and consumption of propane is dependent upon third parties, beyond the control of the Partnership, which may have systems potentially impacted by the Y2K issue. The Partnership has contacted the 335 vendors/suppliers identified as being significant to its business and to date has received 249 written responses regarding Y2K from these parties. Within the group of significant vendors/suppliers, 78 firms have been identified as critical to the Partnership's business; 76 of these 78 firms have, to date, responded in writing to the Partnership's requests regarding Y2K. The responses received by the Partnership typically outline Y2K compliance programs in effect at these firms and disclose anticipated compliance dates ranging from the first to the fourth calendar quarters of 1999. No vendor/supplier has, to date, indicated that it will not be Y2K compliant by the fourth quarter of 1999. The Partnership intends to continue to follow up with vendors/suppliers who have not provided written responses and address potential issues contained in responses through the third calendar quarter of 1999. The Partnership believes that by obtaining these responses, it will be able to minimize any potential business interruption arising out of Y2K's impact upon these vendors/suppliers. Further, although the Y2K failure of any one customer will not have a material adverse effect upon the Partnership, if a significant percentage of either its customers and/or vendors/suppliers fail in achieving Y2K compliance, the Y2K issue may have a material adverse impact upon the Partnership's operations.


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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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

SENSITIVITY ANALYSIS


     In an effort to estimate the Partnership's exposure to unfavorable market price changes in propane related to its open inventory positions, the Partnership developed a model which incorporated the following data and assumptions:

        A. The actual fixed price contract settlement amounts were utilized for each of the future periods.
        B. The estimated future market prices were derived from the New York Mercantile Exchange for traded propane futures for each of the future periods as of September 26, 1998.
        C. The market prices determined in B above were adjusted adversely by a hypothetical 10% and 25% change in each of the future periods and compared to the fixed contract settlement amounts in A above to project the additional loss in earnings which would be recognized for the respective scenario.

     Based on the sensitivity analysis described above, the hypothetical 10% and 25% adverse change in market prices for each of the future months for which a future and/or forward contract exists indicate potential losses in future earnings of $1.8 million and $4.5 million, respectively, as of September 26, 1998.


     The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.


     As of September 26, 1998, the Partnership's open position portfolio reflected a net long position (purchase) aggregating $21.6 million.


     As of December 17, 1998, the posted price of propane at Mont Belvieu, Texas (a major storage point) was 21 cents per gallon as compared to 26 cents per gallon at September 28, 1998, representing a 19% decline. Such decline is attributable to factors including warmer weather patterns, high national propane inventory levels and decreases in the market price of crude oil.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

     The Partnership's Consolidated Financial Statements and the Reports of Independent Accountants thereon and the Supplementary Financial Information listed on the accompanying Index to Financial Statement Schedules are included herein. See Item 7 for Selected Quarterly Financial Data.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------
None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

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

PARTNERSHIP MANAGEMENT FOLLOWING RECAPITALIZATION

     The Amended Partnership Agreements to be adopted in connection with the Recapitalization will provide that, immediately following the closing of the Recapitalization, the size of the Board of Supervisors will be reduced from seven to five by eliminating the positions of the two supervisors now appointed by management. As a result, if the Recapitalization is approved, there will be three Elected Supervisors and two Appointed Supervisors and the Elected Supervisors will hold a majority of seats on the Board of Supervisors. The Elected Supervisors are expected to continue to be John Hoyt Stookey, Harold R. Logan and Dudley C. Mecum. The Appointed Supervisors are expected to be Mark A. Alexander, President and Chief Executive Officer of the Partnership, and Michael
J. Dunn, Jr., Senior Vice President of the Partnership. Messrs. Alexander and Dunn currently serve as the two Supervisors appointed by the management of the Partnership under the Partnership Agreement. The three Elected Supervisors will continue to serve on the Audit Committee.

BOARD OF SUPERVISORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The following table sets forth certain information with respect to the members of the Board of Supervisors and executive officers of the Partnership as of December 3, 1998. Officers are elected for one-year terms and Supervisors are elected or appointed for three-year terms.


                                     POSITION WITH THE
     NAME                    AGE     PARTNERSHIP
---------------------------- ---  ----------------------------------------

Mark A. Alexander........... 40   President and Chief Executive Officer; Member
                                  of the Board of Supervisors (Management
                                  Supervisor)
Michael J. Dunn, Jr......... 49   Senior Vice President - Member of the Board of
                                  Supervisors (Management Supervisor)
Anthony M. Simonowicz....... 48   Vice President and Chief Financial Officer

Michael M. Keating.......... 45   Vice President -- Human Resources and
                                  Administration
Thomas A. Nunan............. 65   Vice President -- Sales
Edward  J. Grabowiecki...... 36   Controller and Chief Accounting Officer
George H. Hempstead, III.... 55   Member of the Board of Supervisors
                                    (Appointed Supervisor)
John E. Lushefski........... 43   Member of the Board of Supervisors
                                    (Appointed Supervisor)
John Hoyt Stookey........... 68   Member of the Board of Supervisors
                                    (Chairman and Elected Supervisor)
Harold R. Logan, Jr......... 54   Member of the Board of Supervisors
                                    (Elected Supervisor)
Dudley C. Mecum............. 63   Member of the Board of Supervisors
                                    (Elected Supervisor)


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


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

SUMMARY COMPENSATION TABLE

     The following table sets forth a summary of all compensation awarded or paid to or earned by the chief executive officer and the four other most highly compensated executive officers of the Partnership in fiscal 1998. Mr. Dunn assumed the position of Senior Vice President in July 1998.

                                                                                      LONG TERM COMPENSATION
                                                                                            RESTRICTED                 ALL
                                                       ANNUAL COMPENSATION                 UNIT AWARDS (2)            OTHER
NAME AND PRINCIPAL POSITION                       YEAR   SALARY ($)     BONUS(1)($)     $           UNITS (#)     COMPENSATION(4)
---------------------------                       ----   ----------     ----------      -           ---------     -------------
Mark A. Alexander                                 1998      381,250        381,528           0              0            78,686
President and Chief Executive Officer             1997      375,000        100,000   1,953,000         97,561            18,756
                                                  1996      196,538         20,417   3,000,000        146,341             1,610

Michael J. Dunn, Jr.                              1998      178,000        153,177           0              0            36,891
Sr. Vice President                                1997      150,000         30,038     900,000         48,780            14,500

Anthony M. Simonowicz                             1998      154,000        100,000           0              0            36,324
Vice President and Chief Financial Officer        1997      138,000         24,000     539,000         29,268            13,349
                                                  1996      120,000          6,000     400,000         19,512           125,500 (5)

Kevin T. McIver                                   1998      146,000         73,153           0              0            17,161
Former Vice President and General Counsel         1997      145,000         19,333     251,000         13,415             4,350
                                                  1996      138,000          6,210     325,000         15,854           143,140 (5)

Thomas A. Nunan                                   1998      145,000         72,500           0 (3)          0 (3)        16,775
Vice President - Sales                            1997      145,000         19,358           0              0             9,850
                                                  1996      135,000         17,542           0              0           102,000 (5)


1  Bonuses are reported for the year earned, regardless of the year paid.
2 The aggregate dollar value of Restricted Unit Awards was computed by multiplying the number of Restricted Units granted by the closing market price on the date of grant. The Restricted Units are subject to a bifurcated vesting procedure such that: (i) 25% of the units vest over time with one-third vesting at the end of each third, fifth and seventh anniversaries from the date of grant in equal amounts (or upon a "change of control" of the Partnership); and the remaining 75% vest automatically upon, and in the same proportion as, the conversion of the Subordinated Units to Common Units, which conversion cannot commence prior to April 1999 under the Partnership Agreement (or upon a "change of control" of the Partnership). Until such Restricted Units vest, their holders will not be entitled to any distributions or allocations of income and loss, nor shall they have any voting or other rights with respect to such Common Units. At September 26, 1998, the number of Restricted Units and the aggregate value thereof (calculated at a per Unit price of $19.188, the closing price of Common Unit on September 25, 1998 as reported on the New York Stock Exchange) were 243,902 ($4,679,991)for Mr. Alexander, 48,780 ($935,990) for Mr. Dunn, 48,780
   ($935,990) for Mr. Simonowicz, and 29,269 ($561,614) for Mr. McIver.
3 In lieu of participation in the Restricted Unit Plan, Mr. Nunan is entitled, subject to certain conditions, to receive cash payments of $221,030 in March 1999, $141,610 in March 2000 and $131,132 in March 2001.
4  These amounts include the following:
   a. Health and welfare payments for Messrs. Alexander, Dunn, Simonowicz and Nunan. Mr. McIver does not participate in the plan.
   b. Vehicle Allowances for Messrs. Alexander, Dunn, Simonowicz and McIver.
   c. Matching contributions under the Suburban Retirement Savings and Investment Plan for Messrs. Alexander, Dunn, Simonowicz, Nunan and McIver.
5 For fiscal year 1996, amounts for Messrs. Simonowicz, McIver and Nunan include success fees paid in connection with the Partnership's initial public offering.

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

1  The Plans' definition of earnings consists of base pay only.
2 Annual Benefits are computed on the basis of straight life annuity amounts. The pension benefit is calculated as follows:
          the sum of (a) plus (b) multiplied by (c) where (a) is that portion of final average earnings up to 125% of social security Covered Compensation times 1.4% and (b) is that portion of final average earnings in excess of 125% of social security Covered Compensation times 1.75% and (c) is credited service up to maximum of 35 years.
3 Effective January 1, 1998, the Plan was amended to a cash balance benefit formula for current and future Plan participants. Initial account balances were established based upon the actuarial equivalent value of the accrued 12/31/97 Prior Plan benefit. Annual interest credits and pay-based credits will be credited to this account. The 1998 pay-based credits for Messrs. Alexander, Dunn, Simonowicz, McIver and Nunan are 2.5%, 1.5%, 2.0%, 7.0% and 2.0% respectively. Participants as of 12/31/97 will receive the greater of the cash balance benefit and the Prior Plan benefit through the year 2002.
4 In addition, a supplemental cash balance account was established equal to the value of certain benefits related to retiree medical and vacation benefits. An initial account value was determined for those active employees who were eligible for retiree medical coverage as of April 1, 1998 equal to $415 multiplied by years of benefit service (maximum of 35 years). Future pay-based credits and interest are credited to this account. The 1998 pay-based credits for Messrs. Alexander, Dunn, Simonowicz, McIver, and Nunan are 2.0%, 0.0%, 0.0%, 2.0% and 4.0% respectively. This account is payable in addition to the "grandfathered benefit calculations".

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

SEVERANCE PROTECTION PLAN FOR KEY EXECUTIVES


     The Partnership has adopted a Severance Protection Plan which provides the Partnership's officers and key employees with employment protection for one year following a "change of control" as defined in the Plan. This plan provides for severance payments equal to sixty-five weeks of base pay and target bonus for such officers and key employees following a change of control and termination of employment. Pursuant to Severance Protection Agreements, Messrs. Dunn and
Simonowicz, as executive officers of the Partnership, have been granted severance protection payments of 78 weeks of base pay and target bonuses following a change in control and termination of employment in lieu of participation in the Severance Protection Plan.


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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.
------------------------------------------------------------


     The following table sets forth certain information as of December 17, 1998 regarding the beneficial ownership of Common Units, Subordinated Units, APUs and Incentive Distribution Rights by each person or group known by the Partnership (based upon filings under Section 13(d) or (g) under The Securities Exchange Act of 1934) to own beneficially more than 5% thereof, each member of the Board of Supervisors, each executive officer named in the Summary Compensation table and all members of the Board of Supervisors and executive officers as a group. Except as set forth in the notes to the table, the business address of each person in the table is c/o the Partnership, 240 Route 10 West, Whippany, New Jersey 07981-0206. Each individual or entity listed below has sole voting and investment power over the Units reported, except as noted below.

SUBURBAN PROPANE, L.P.
----------------------


                     NAME                         AMOUNT AND NATURE OF   PERCENT
TITLE OF CLASS       OF BENEFICIAL OWNER          BENEFICIAL OWNERSHIP  OF CLASS
--------------       -------------------          --------------------  --------
Common Units         Mark A. Alexander                   20,000           .093%
                     Michael J. Dunn, Jr.                     0             --
                     Anthony M. Simonowicz                2,000           .009%
                     Thomas A. Nunan                      2,500           .012%
                     Edward J. Grabowiecki                  200           .001%
                     George H. Hempstead, III (a) (b)         0             --
                     John E. Lushefski (a) (b)                0             --
                     John Hoyt Stookey                   10,000           .046%
                     Harold R. Logan, Jr.                 2,500           .012%
                     Dudley C. Mecum                      1,000           .005%
                     All Members of the Board
                     of Supervisors and Executive
                     Officers as a Group (11 persons)    38,200           .177%

Subordinated Units   Suburban Propane GP, Inc. (c)    7,163,750 (d)      100.0%

                     As executive officers of Millennium, Messrs. Hempstead and Lushefski have shared voting and investment power over the Subordinated Units. Messrs. Hempstead and Lushefski disclaim beneficial ownership of the Subordinated Units.

APUs                 Suburban Propane GP, Inc. (c)      220,000 (d)      100.0%

General Partner
Interest             Suburban Propane GP, Inc. (c)           2%          100.0%

Incentive
Distribution Rights  Suburban Propane GP, Inc. (c)          N/A           N/A


(a) The business address of such Supervisor is c/o Millennium Chemicals Inc., 230 Half Mile Road, Red Bank, New Jersey 07701.

(b)  Pursuant to the Recapitalization Agreement, Messrs. Hempstead and Lushefski
     will   resign  as   Supervisors   effective   as  of  the  Closing  of  the
     Recapitalization.

(c) Suburban Propane GP, Inc. is the General Partner and is an indirect wholly-owned subsidiary of Millennium Chemicals Inc. The business address of Suburban Propane GP, Inc. is 230 Half Mile Road, Red Bank, New Jersey 07701.

(d)  Will be redeemed in the Recapitalization.

     If the Recapitalization is completed, the Subordinated Units and APUs will be redeemed and the general partner interest in the Partnership currently held by Suburban Propane GP, Inc. will be sold to Suburban Energy Services Group LLC, a new entity owned by senior management of the Partnership.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------


(a) The following documents are filed as part of this Report:

    1.  (i) Financial Statements

        See "Index to Financial Statements" set forth on page F-1.

        (ii)  Supplemental Financial Information

        Consolidated Balance Sheet of Millennium America Inc. as guarantor of Suburban Propane GP, Inc.'s obligations under the Distribution Support Agreement.

        See  "Index  to  Supplemental  Financial Information" set  forth on page
        F-22.

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

                                     Suburban Propane Partners, L.P.

                                     By: /S/ MARK A. ALEXANDER
                                     -------------------------
                                         Mark A. Alexander
                                         President, Chief Executive Officer and
                                         Management Supervisor


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURE                          TITLE                      DATE
      ---------                          -----                      ----



/S/ MICHAEL J. DUNN, JR.          Management Supervisor           April 22, 1999
------------------------
   (Michael J. Dunn, Jr.)

/S/ GEORGE H. HEMPSTEAD, III      Appointed Supervisor            April 22, 1999
----------------------------
   (George H. Hempstead, III)

/S/ JOHN E. LUSHEFSKI             Appointed Supervisor            April 22, 1999
---------------------
   (John E. Lushefski)

/S/ JOHN HOYT STOOKEY             Elected Supervisor              April 22, 1999
---------------------
   (John Hoyt Stookey)

/S/ HAROLD R. LOGAN, JR.          Elected Supervisor              April 22, 1999
------------------------
   (Harold R. Logan, Jr.)

/S/ DUDLEY C. MECUM               Elected Supervisor              April 22, 1999
-------------------
   (Dudley C. Mecum)

/S/ ANTHONY M.  SIMONOWICZ        Vice President and Chief        April 22, 1999
--------------------------        Financial Officer of Suburban
   (Anthony M. Simonowicz)        Propane Partners, L.P.

/S/ EDWARD J. GRABOWIECKI         Controller and Chief Accounting April 22, 1999
-------------------------         Officer of Suburban Propane
   (Edward J. Grabowiecki)        Partners, L.P.

                                INDEX TO EXHIBITS

The exhibits listed on this Exhibit Index are filed as part of this report. Exhibits required to be filed by Item 601 of Regulation S-K which are not listed are not applicable.

    Exhibit
    Number     Description
    ------     -----------

****   2.1     Recapitalization  Agreement dated  as of November 27, 1998 by and among  the  Partnership,  the  Operating Partnership, the General
               Partner, Millennium and Suburban Energy Services Group LLC.

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

                                       E-1
    Exhibit
    Number     Description
    ------     -----------

**    10.11    The Partnership Supplemental Executive Retirement Plan (effective as of March 5, 1996).

**    10.12    The Partnership's Severance Protection Plan dated September 1996.

***** 10.13    Suburban Propane L.P. Long-Term Incentive Program.

**    21.1     Listing of Subsidiaries of the Partnership.

******23.1     Consent of Independent Accountants.

******23.2     Consent of Independent Accountants.

***** 27.1     Financial Data Schedule.

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

**** Incorporated by reference to Exhibit 2.1 to the Partnership's Form 8-K filed December 3, 1998.

***** Incorporated   by   reference   to   the   same  numbered  Exhibit  to the
      Partnership's Annual Report on Form 10-K for the fiscal year ended September 28, 1998.

******Filed herewith.

                          INDEX TO FINANCIAL STATEMENTS

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES





                                                                            PAGE
                                                                            ----


Reports of Independent Accountants......................................    F-2
Consolidated Balance Sheets-September 26, 1998 and September 27, 1997...    F-4
Consolidated Statements of Operations -
  Years Ended September 26, 1998, September 27, 1997
  and September 28, 1996 (Combined).....................................    F-5
  March 5, 1996 through September 28, 1996
  October 1, 1995 through March 4, 1996 (Predecessor)
Consolidated Statements of Cash Flows -
  Years Ended September 26, 1998, September 27, 1997
  and September 28, 1996 (Combined) ....................................    F-6
  March 5, 1996 through September 28, 1996 and
  October 1, 1995 through March 4, 1996 (Predecessor)
 Consolidated Statements of Partners' Capital -
  Years Ended  September  26, 1998 and  September 27, 1997
  March 5, 1996 through September 28, 1996..............................    F-7
Notes to Consolidated Financial Statements..............................    F-8

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






PricewaterhouseCoopers LLP
Florham Park, NJ
December 8, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Quantum Chemical Corporation

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






Price Waterhouse LLP
Florham Park, NJ
October 21, 1996

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                     September 26, September 27,
                                                         1998          1997
                                                     ------------- -------------
ASSETS
Current assets:
     Cash and cash equivalents ......................   $  59,819    $  19,336
     Accounts receivable, less allowance for doubtful
         accounts of $2,382 and  $2,682, respectively      39,134       45,927
     Inventories ....................................      29,962       31,915
     Prepaid expenses and other current assets ......       3,866        7,183
                                                        ---------    ---------
          Total current assets ......................     132,781      104,361
Property, plant and equipment, net ..................     343,828      364,347
Net prepaid pension cost ............................      34,556       48,598
Goodwill and other intangible assets, net ...........     214,782      219,017
Other assets ........................................       3,618        9,311
                                                        ---------    ---------
          Total assets ..............................   $ 729,565    $ 745,634
                                                        =========    =========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable ...............................   $  31,315    $  37,785
     Accrued employment and benefit costs ...........      20,926       19,957
     Accrued insurance ..............................       4,830        5,280
     Customer deposits and advances .................      16,241       12,795
     Accrued interest ...............................       8,198        8,306
     Other current liabilities ......................      10,040       12,578
                                                        ---------    ---------
          Total current liabilities .................      91,550       96,701
Long-term debt ......................................     427,897      427,970
Postretirement benefits obligation ..................      35,980       51,123
Accrued insurance ...................................      16,574       18,468
Other liabilities ...................................       9,764       10,133
                                                        ---------    ---------
          Total liabilities .........................     581,765      604,395
                                                        ---------    ---------


Partners' capital:
     Common Unitholders .............................      84,847      100,476
     Subordinated Unitholder ........................      49,147       39,835
     General Partner ................................      24,488       12,830
     Unearned compensation ..........................     (10,682)     (11,902)
                                                        ---------    ---------

          Total partners' capital ...................     147,800      141,239
                                                        ---------    ---------
          Total liabilities and partners' capital ...   $ 729,565    $ 745,634
                                                        =========    =========



The accompanying notes are an integral part of these consolidated financial statements.



                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per Unit amounts)




                                                                            MARCH 5, 1996  OCTOBER 1, 1995
                                                                               THROUGH         THROUGH
                                             SEPTEMBER 26,  SEPTEMBER 27,   SEPTEMBER 28,   MARCH 4, 1996
                                                1998             1997           1996        (PREDECESSOR)
                                             ------------   -------------   -------------   -------------

Revenues
     Propane ...............................   $598,599        $700,767        $289,058        $352,621
     Other .................................     68,688          70,364          34,889          31,378
                                               --------        --------        --------        --------
                                                667,287         771,131         323,947         383,999
                                               --------        --------        --------        --------


Costs and expenses
     Cost of sales .........................    326,440         436,795         173,201         204,491
     Operating .............................    202,946         209,799         114,436          88,990
     Depreciation and amortization..........     36,531          37,307          21,046          14,816
     Selling, general and administrative
      expenses .............................     37,646          32,556          16,388          12,616
     Management fee ........................       --              --              --             1,290
     Restructuring charge ..................       --             6,911           2,340            --
                                               --------        --------        --------        --------
                                                603,563         723,368         327,411         322,203
                                               --------        --------        --------        --------

Income (loss) before interest expense
  and income taxes .........................     63,724          47,763          (3,464)         61,796
Interest expense, net ......................     30,614          33,979          17,171            --
                                               --------        --------        --------        --------
Income (loss) before provision
  for income taxes .........................     33,110          13,784         (20,635)         61,796
Provision for income taxes .................         35             190             147          28,147
                                               --------        --------        --------        --------
  Net income (loss)                            $ 33,075        $ 13,594        $(20,782)       $ 33,649
                                               ========        ========        ========        ========


General Partner's interest in net loss .....   $    763        $    272        $   (416)
                                               --------        --------        --------
Limited Partners' interest in net loss .....   $ 37,402        $ 13,322        $(20,366)
                                               ========        ========        ========
Basic and diluted net loss per Unit ........   $   1.30        $   0.46        $  (0.71)
                                               ========        ========        ========
Weighted average number of Units outstanding     28,726          28,726          28,726
                                               --------        --------        --------








The accompanying notes are an integral part of these consolidated financial statements.


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                                  OCTOBER 1, 1995
                                                                                              MARCH 5, 1996            THROUGH
                                                          SEPTEMBER 26,   SEPTEMBER 27,         THROUGH            MARCH 4, 1996
                                                              1998            1997         SEPTEMBER 28, 1996      (PREDECESSOR)
                                                          -------------   -------------    ------------------     ---------------

Cash flows from operating activities:
 Net income (loss) ......................................   $  38,165       $  13,594            $ (20,782)           $  33,649
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operations:
      Depreciation ......................................      29,166          29,718               16,887               12,033
      Amortization ......................................       7,365           7,589                4,159                2,783
      Restructuring charge ..............................        --             6,911                2,340                 --
      (Gain) on disposal of equipment ...................      (5,090)           --                   --                   --
      (Gain) on disposal of property, plant
         and equipment ..................................      (1,391)           (774)                (156)                 (85)
 Changes in operating assets and liabilities,
  net of acquisitions and dispositions:
      Decrease/(increase) in accounts receivable ........       6,793           9,094               42,667              (56,643)
      Decrease/(increase) in inventories ................       1,953           8,258               (6,339)               2,829
      Decrease/(increase) in prepaid expenses
         and other current assets .......................       3,317            (616)              (3,691)              (1,874)
      (Decrease)/increase in accounts payable ...........      (6,470)         (2,945)               9,097                9,335
      Increase/(decrease) in accrued employment
         and benefit costs ..............................       1,595          (5,031)               1,111                2,303
      (Decrease)/increase in accrued interest ...........        (108)             84                8,222                 --
      Increase/(decrease) in other accrued liabilities ..         458            (112)               8,947               (3,530)
 Other noncurrent assets ................................      (2,853)         (1,138)              (1,669)              (1,203)
 Deferred credits and other noncurrent liabilities ......      (2,827)         (5,784)               2,168               (3,362)
                                                          -------------   -------------    ------------------     ---------------
    Net cash provided by (used in) operating activities..      70,073          58,848               62,961               (3,765)
                                                          -------------   -------------    ------------------     ---------------
Cash flows from investing activities:
 Capital expenditures ...................................     (12,617)        (24,888)             (16,089)              (9,796)
 Acquisitions ...........................................      (4,041)         (1,880)             (15,357)             (13,172)
 Proceeds from the sale of investment ...................      13,090            --                   --                   --
 Proceeds from the sale of property, plant
   and equipment ........................................       6,468           6,059                  997                1,003
                                                          -------------   -------------    ------------------     ---------------
    Net cash provided by (used in) investing activities..       2,900         (20,709)             (30,449)             (21,965)
                                                          -------------   -------------    ------------------     ---------------
Cash flows from financing activities:
 Cash activity with parent, net .........................        --              --                   --                 25,799
 Proceeds from settlement with former parent ............        --              --                  5,560                 --
 Proceeds from debt placement ...........................        --              --                425,000                 --
 Proceeds from Common Unit offering .....................        --              --                413,569                 --
 Debt placement and credit agreement expenses ...........        --              --                 (6,224)                --
 Proceeds from General Partner APU contribution .........      12,000          10,000                 --                   --
 Cash distribution to General Partner ...................        --              --               (832,345)                --
 Debt repayment .........................................        (260)           (299)                --                   --
 Partnership distribution ...............................     (44,230)        (47,435)             (19,346)                --
                                                          -------------   -------------    ------------------     ---------------
   Net cash (used in) provided by financing activities...     (32,490)        (37,734)             (13,786)              25,799
                                                          -------------   -------------    ------------------     ---------------
Net increase in cash and cash equivalents ...............      40,483             405               18,726                   69
Cash and cash equivalents at beginning of period ........      19,336          18,931                  205                  136
                                                          -------------   -------------    ------------------     ---------------
Cash and cash equivalents at end of period ..............   $  59,819       $  19,336            $  18,931            $     205
                                                          =============   =============    ==================     ===============

Supplemental disclosure of cash flow information:
 Cash paid for interest .................................   $  32,659       $  32,836            $  10,550            $    --
                                                          =============   =============    ==================     ===============

Non-cash investing and financing activities
 Assets acquired by incurring note payable ..............   $     250       $    --              $   3,528            $    --
                                                          =============   =============    ==================     ===============




The accompanying notes are an integral part of these consolidated financial statements.


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                                                                   Unearned         Total
                                      Number of Units                                General     Compensation     Partners'
                                     Common  Subordinated   Common   Subordinated    Partner   Restricted Units    Capital
                                     ------  ------------   ------   ------------    -------   ----------------   ---------

Balance at March 5, 1996 ........      --          --           --          --          --           --               --

Contribution in connection with
formation of the Partnership and
issuance of Common Units ........    21,562       7,164    $ 150,488    $ 49,890    $  4,089                     $ 204,467

Partnership distribution ........                            (14,239)     (4,720)       (387)                      (19,346)

Grants under Restricted Unit Plan                              8,330                              $ (8,330)           --

Amortization of  Restricted
Unit compensation ...............                                                                      340             340

Net Loss ........................      --          --        (15,296)     (5,070)       (416)        --            (20,782)
                                    -------    --------    ---------    --------    --------     ---------       ---------

Balance at September 28, 1996 ...    21,562       7,164      129,283      40,100       3,286        (7,990)        164,679

Grants under Restricted Unit Plan                              4,313                                (4,313)           --

Partnership distribution ........                            (43,125)     (3,582)       (728)                      (47,435)

Amortization of Restricted
Unit compensation ...............                                                                      401             401

APU contribution (100 Units) ....                                                     10,000                        10,000

Net Income ......................      --          --         10,005       3,317         272         --             13,594
                                    -------    --------    ---------    --------    --------    ---------        ---------

Balance at September 27, 1997 ...    21,562       7,164      100,476      39,835      12,830      (11,902)         141,239

Net grants forfeited under
Restricted Unit Plan ............                               (594)                                 594             --

Partnership distribution ........                            (43,125)                 (1,105)                      (44,230)

Amortization of Restricted
Unit compensation ...............                                                                     626              626

APU contribution (120 Units) ....                                                     12,000                        12,000

Net Income ......................      --          --         28,090       9,312         763         --             38,165
                                    -------    --------    ---------    --------    --------    ---------        ---------

Balance at September 26, 1998 ...    21,562       7,164    $  84,847    $ 49,147    $ 24,488    $ (10,682)       $ 147,800
                                    =======    ========    =========    ========    ========    =========        =========


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


FINANCIAL INSTRUMENTS. The Partnership routinely uses propane futures and forward contracts to reduce the risk of future price fluctuations and to help ensure supply during periods of high demand. Gains and losses on futures and forward contracts designated as hedges are deferred and recognized in cost of sales as a component of the product cost for the related hedged transaction. In order for a future or forward contract to be accounted for as a hedge, the item to be hedged must expose the Partnership to price risk and the future or forward must reduce such price risk. As the Partnership is subject to propane market pricing and the propane forwards and futures highly correlate with changes in the market price of propane, hedge accounting is often utilized. The Partnership accounts for financial instruments which do not meet the hedge criteria or for hedging transactions which are terminated, under the mark or market rules which require gains or losses to be immediately recognized in earnings. In the Consolidated Statement of Cash Flows, cash flows from qualifying hedges are classified in the same category as the cash flows from the items being hedged. Net realized gains and losses for fiscal years 1998 and 1997 and unrealized gains and losses on open positions as of September 26, 1998 and September 27, 1997, respectively, were not material.


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

Expenditures for maintenance and routine repairs are expensed as incurred.

GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and other intangible assets are comprised of the following:

                                             SEPTEMBER 26,        SEPTEMBER 27,
                                                 1998                 1997
                                             -------------        -------------

  Goodwill                                       $237,812             $235,439
  Debt origination costs                            6,224                6,224
  Other, principally noncompete agreements          5,076                4,514
                                             -------------        -------------
                                                  249,112              246,177
  Less: accumulated amortization                   34,330               27,160
                                             -------------        -------------
                                                 $214,782             $219,017
                                             =============        =============

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

UNIT-BASED COMPENSATION. The Partnership accounts for Unit-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, and makes the pro forma information disclosures required under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Upon issuance of Units under the plan, unearned compensation equivalent to the market value of the restricted Units is charged at the date of grant. The unearned compensation is amortized ratably over the restricted periods. The unamortized unearned compensation value is shown as a reduction of partners' capital in the accompanying consolidated balance sheet.

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

3. SUPPLEMENTAL UNAUDITED PRO FORMA FINANCIAL INFORMATION


The following unaudited pro forma supplemental financial information for the year ended September 28, 1996 was derived from the historical statement of operations of the Predecessor Company for the period October 1, 1995 through March 4, 1996 and the consolidated statement of operations of the Partnership from March 5, 1996 through September 28, 1996. The unaudited pro forma supplemental financial information was prepared to reflect the effects of the Partnership formation as if it had been completed in its entirety as of October 1, 1995. However, the financial information does not purport to present the results of operations of the Partnership had the Partnership formation actually been completed as of the beginning of the period presented. In addition, the unaudited pro forma financial information is not necessarily indicative of the results of future operations of the Partnership.

                                               PRO FORMA
                                          SEPTEMBER 28, 1996
                                          ------------------
Revenues
     Propane                                    $641,679
     Other                                        66,267
                                                --------
                                                 707,946
                                                --------

Net income                                      $ 26,885
                                                ========

Net income per Unit                             $   0.92
                                                ========



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

6.  SELECTED BALANCE SHEET INFORMATION

Inventories consist of:

                                                SEPTEMBER 26,     SEPTEMBER 27,
                                                    1998              1997
                                                -------------     -------------

   Propane                                        $  25,248         $  27,753
   Appliances                                         4,714             4,162
                                                  ---------         ---------
                                                  $  29,962         $  31,915
                                                  =========         =========

The Partnership enters into contracts to buy propane for supply purposes. Such contracts generally have terms of less than one year, with propane costs based on market prices at the date of delivery.

Property, plant and equipment consist of:

                                                SEPTEMBER 26,     SEPTEMBER 27,
                                                    1998              1997
                                                -------------     -------------
     Land and improvements                        $  28,425         $  29,345
     Buildings and improvements                      47,937            46,785
     Transportation equipment                        56,126            56,532
     Storage facilities                              24,386            24,008
     Equipment, primarily tanks and cylinders       328,623           323,382
                                                    485,497           480,052
     Less: accumulated depreciation                 141,669           115,705
                                                  ---------         ---------
                                                  $ 343,828         $ 364,347
                                                  =========         =========


7.  LONG-TERM DEBT AND BANK CREDIT FACILITIES

Long-term debt consists of:
                                                SEPTEMBER 26,     SEPTEMBER 27,
                                                    1998              1997
                                                -------------     -------------

     Senior Notes, 7.54%, due June 30, 2011       $ 425,000         $ 425,000
     Note payable, 8%, due in annual
      installments through 2006                       2,947             3,229
     Other long-term liabilities                        273                 -
                                                  ---------         ---------
                                                    428,220           428,229
     Less:  current portion                             323               259
                                                  ---------         ---------
                                                  $ 427,897         $ 427,970
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

8.    RESTRICTED UNIT PLAN


In 1996, the Partnership adopted the 1996 Restricted Unit Award Plan (the "Restricted Unit Plan") which authorizes the issuance of Common Units with an aggregate value of $15,000 (731,707 Common Units valued at the initial public offering price of $20.50 per Unit) to executives, managers and Elected Supervisors of the Partnership. Units issued under the Restricted Unit Plan are subject to a bifurcated vesting procedure such that (a) twenty-five percent of the issued Units will vest over time with one-third of such units vesting at the end of each of the third, fifth and seventh anniversaries of the issuance date, and (b) the remaining seventy-five percent of the Units will vest automatically upon, and in the same proportions as, the conversion of Subordinated Units to Common Units. No Units were vested or exercisable as of September 26, 1998. Restricted Unit Plan participants are not eligible to receive quarterly distributions or vote their respective Units until vested. Restrictions generally limit the sale or transfer of the Units during the restricted periods. The value of the Restricted Unit is established by the market price of the Common Unit at the date of grant. Restricted Units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plan.

Following is a summary of activity in the Restricted Unit Plan:

                                                 UNITS          VALUE PER UNIT
                                                 -----          --------------

         OUTSTANDING, MARCH 5, 1996                -                   -

         Awarded                                388,533             $20.50
                                               ---------        ---------------

         OUTSTANDING, SEPTEMBER 28, 1996        388,533             $20.50

         Awarded                                364,634         $18.41 - $21.63
         Forfeited                             (119,019)            $20.50
                                               ---------        ---------------
         OUTSTANDING, SEPTEMBER 27, 1997        634,148         $18.41 - $21.63

         Awarded                                 97,556             $19.91
         Forfeited                             (109,893)        $18.41 - $21.63
                                               ---------        ---------------

         OUTSTANDING, SEPTEMBER 26, 1998        621,811         $18.41 - $21.63
                                               =========        ===============

For the years ended September 26, 1998 and September 27, 1997 and the seven months ended September 28, 1996, the Partnership amortized $626, $401 and $340 respectively, of unearned compensation.

9.    PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

DEFINED BENEFIT PLANS

Effective January 1, 1998, the Partnership, in connection with its overall restructuring efforts to implement long-term cost reduction strategies, modified certain employee benefit plans.


In this regard, the Partnership amended its noncontributory defined benefit pension plan to provide for a cash balance format as compared to a final average format which was in effect prior to January 1, 1998. The cash balance format is designed to evenly spread the growth of a participant's earned retirement benefit throughout his/her career as compared to the final average pay format, under which a greater portion of employee benefits were earned toward the latter stages of one's career. The Partnership also terminated its postretirement benefit plan for all eligible employees retiring after March 1, 1998. All active and eligible employees who were to receive benefits under the postretirement plan subsequent to March 1, 1998, were provided a settlement by increasing their accumulated benefits under the cash balance pension plan.


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

The following table sets forth the plan's actuarial assumptions:



                                                SEPTEMBER 26,     SEPTEMBER 27,
                                                    1998              1997
                                                -------------     -------------

     Weighted-average discount rate                 6.50%             7.25%
     Average rate of compensation increase          3.50%             4.25%
     Weighted-average expected long-term rate
       of return on plan assets                      9.0%              9.0%

The following table sets forth the plan's funded status and net prepaid pension cost:


                                                    SEPTEMBER 26, 1998    SEPTEMBER 27, 1997
                                                    ------------------    ------------------

     Actuarial present value of benefit obligation
         Vested benefit obligation                       $149,102              $137,872
         Non-vested benefit obligation                      6,523                 6,142
                                                         --------              --------
         Accumulated benefit obligation                  $155,625              $144,014
                                                         ========              ========
     Projected benefit obligation                        $178,785              $161,700
     Plan assets at fair value                            179,090               198,594
                                                         --------              --------
     Plan assets in excess of projected
       benefit obligation                                     305                36,894
     Unrecognized prior service cost                       (1,933)               (1,067)
     Unrecognized net loss                                 36,184                12,771
                                                         --------              --------
         Net prepaid pension cost                         $34,556              $ 48,598
                                                         ========              ========

    The net periodic pension expense/(income) includes the following:


                                                                                   PERIOD               PERIOD
                                             YEAR ENDED       YEAR ENDED        MARCH 5, 1996     OCTOBER 1, 1995 TO
                                            SEPTEMBER 26,    SEPTEMBER 27,    TO SEPTEMBER 28,       MARCH 4, 1996
                                               1998             1997                1996             (PREDECESSOR)
                                            -------------    -------------    ---------------     ------------------

     Service cost-benefits earned
       during the period                     $    5,038        $   4,504          $   2,616              $   1,869
     Interest cost on projected benefit
       obligation                                11,698           10,364              5,748                  4,106

     Actual return on plan assets                (2,760)         (41,491)           (10,233)                (7,310)
     Net amortization and deferral              (14,326)          25,540                310                    221
     Plan amendment                              14,392             -                  -                      -
                                             -----------      ----------         ----------             ----------
     Net periodic pension expense/(income)     $ 14,042        $  (1,083)         $  (1,559)             $  (1,114)
                                             ===========      ==========         ==========             ==========

DEFINED CONTRIBUTION PENSION PLAN

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
                                                  =========         =========

The net periodic postretirement benefit (income)/expense includes the following components:



                                                                            PERIOD               PERIOD
                                      YEAR ENDED       YEAR ENDED        MARCH 5, 1996     OCTOBER 1, 1995 TO
                                     SEPTEMBER 26,    SEPTEMBER 27,    TO SEPTEMBER 28,       MARCH 4, 1996
                                        1998             1997                1996             (PREDECESSOR)
                                     -------------    -------------    ---------------     ------------------

  Service cost                          $    474         $    811           $    473               $    338
  Interest cost                            2,645            3,074                918                    656
  Net amortization and deferral             (352)            --                 --                     --
  Plan amendment                         (15,367)            --                 --                     --
                                        --------         --------           --------               --------

       Net periodic postretirement
       benefit (income)/expense         $(12,600)        $  3,885          $   1,391               $    994
                                        ========         ========          =========               ========

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


10.  RESTRUCTURING CHARGES

In fiscal 1997, the Partnership announced that it was evaluating certain long-term cost reduction strategies and organizational changes. As a result of this effort, the Partnership reorganized its product procurement and logistics group, redesigned its fleet maintenance, field support and corporate office organizations, and identified facilities to be closed and impaired assets whose carrying amounts would not be recovered. In support of this effort, the Partnership recorded a restructuring charge of $6,911.

In connection with this restructuring initiative, the Partnership terminated 307 employees and paid termination benefits of $1,591 and $2,500 in fiscal years 1997 and 1998, respectively, which were charged against the restructuring liability. In addition, the Partnership paid $985 in fiscal 1997, primarily related to the closure of excess facilities which was charged against the restructuring liability. The 1997 restructuring includes a charge of $1,835 for impaired assets consisting of $1,235 in information system assets and $600 in excess fleet vehicles. The impaired asset write-offs reflect the remaining book value of certain information system assets as management believed the assets to be technologically obsolete with a minimal fair market value and, in the case of vehicles, the difference between the estimated trade-in value and book value.

In fiscal 1996, the Partnership reorganized its corporate office and terminated 53 employees principally related to Corporate Support positions, including the areas of Engineering, Marketing, Executive Management and Technical Training. The Partnership recorded a $2,340 restructuring charge related to this effort and paid associated termination benefits of $1,000 in fiscal 1997 and $285 in fiscal 1998 which were charged against the restructuring liability. In addition, the Partnership paid $710 in fiscal 1997 and $345 in fiscal 1998, principally related to outplacement and legal costs related to the restructuring which were charged against the liability.

At September 26, 1998, no accruals related to the restructuring charges remain.


11.  PREDECESSOR EQUITY

The predecessor equity account reflects the Predecessor Company's activity between an affiliate of the former Parent Company for the period October 1, 1995 to March 4, 1996.

An analysis of the predecessor equity is as follows:



                                                            PERIOD OCTOBER 1,
                                                            1995 TO MARCH 4,
                                                                  1996
                                                            -----------------

     Beginning balance                                          $558,235
                                                                --------
     Net income                                                   33,649
                                                                --------
     Cash transfers, net                                         (26,236)
     Amounts paid or accrued by parent on behalf of the
         Predecessor Company, net                                 52,035
                                                                --------
            Cash activity with parent, net                        25,799
                                                                --------
            Ending balance                                      $617,683
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

The provision for income taxes consists of the following:

                                                             PERIOD OCTOBER 1,
                                                             1995 TO MARCH 4,
                                                                  1996
                                                            ------------------

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
                                                                  =======

A reconciliation of the statutory federal tax rate to the Predecessor Company's effective tax rate follows:

                                                               PERIOD OCTOBER 1,
                                                                1995 TO MARCH 4,
                                                                     1996
                                                               -----------------

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

CONTINGENCIES

As discussed in Note 2, the Partnership is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At September 26, 1998 and September 27, 1997, accrued insurance liabilities amounted to $21,404 and $23,748, respectively, representing the total estimated losses under these self-insurance programs. These liabilities represent the gross estimated losses as no claims or lawsuits, individually or in the aggregate, were estimated to exceed the Partnership's deductibles and its insurance policies.

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


14.  SALE OF INVESTMENT

In December 1997, the Partnership sold its minority interest in the Dixie Pipeline Company, which owns and operates a propane pipeline, for net cash proceeds of $13,090 and realized a gain of $5,090.

15.  SUBSEQUENT EVENT


On November 27, 1998, the Partnership Entities entered into a Recapitalization Agreement with Millennium, the General Partner and Suburban Energy Services Group LLC, an entity newly formed by the Partnership's management. Under the terms of the Agreement, the Partnership will purchase Millennium's 24.4% subordinated partner interest evidenced by 7,163,750 Subordinated Units and retire such units. In addition, the requirement for the Partnership to repay $22,000 in outstanding APUs under the Distribution Support Agreement will be eliminated. The existing Distribution Support Agreement will be replaced with an alternative support arrangement provided by the Partnership. The aggregate redemption price to be paid to Millennium is $69,000, subject to adjustment, and will be funded from existing cash on hand and, if necessary, borrowings under the Bank Credit Facilities.

Concurrent with the execution of the Recapitalization Agreement, Suburban Energy Services Group LLC, ("Successor General Partner") entered into a Purchase Agreement with Millennium and the General Partner whereby the General Partner agreed to sell to the Successor General Partner for $6,000 the General Partner interest in the Partnership Entities.

The consummation of the transactions is subject to certain conditions described in the Recapitalization and Purchase Agreements, including the approval of a majority of the Partnership's Common Unitholders.

On April , 1999, the Partnership filed a definitive Proxy Statement with the SEC related to the proposed Recapitalization.

                   INDEX TO SUPPLEMENTAL FINANCIAL STATEMENTS

                             MILLENNIUM AMERICA INC.



                                                                         PAGE
                                                                         ----


 Report of Independent Accountants                                       F-23

 Consolidated Balance Sheet - December 31, 1998                          F-24

 Notes to Consolidated Balance Sheet                                     F-25

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors of
Millennium Chemicals Inc.



In our opinion, the accompanying consolidated balance sheet presents fairly, in all material respects, the financial position of Millennium America Inc. and its subsidiaries at December 31, 1998 in conformity with generally accepted accounting principles. This financial statement is the responsibility of the Company's management; our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit of this statement in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet, assessing the accounting principles used and significant estimates made by management, and evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for the opinion expressed above.











PricewaterhouseCoopers LLP
Florham Park, NJ
January 21, 1999

                             MILLENNIUM AMERICA INC.
                           CONSOLIDATED BALANCE SHEET




                                                            DECEMBER 31,
                                                                1998
                                                            ------------
                                                            (in millions)


ASSETS

Current assets:
     Cash and cash equivalents                                $     30
     Trade receivables, net                                        136
     Inventories                                                   142
     Other current assets                                          230
                                                              --------
         Total current assets                                      538
Property, plant and equipment, net                                 481
Investment in Equistar                                           1,519
Other assets                                                       167
Due from affiliates                                                491
Goodwill                                                           412
                                                              --------

         Total assets                                         $  3,608
                                                              ========


LIABILITIES AND INVESTED CAPITAL

Current liabilities:
     Notes payable                                            $      9
     Current maturities of long-term debt                            2
     Trade accounts payable                                         55
     Income taxes payable                                            1
     Accrued expenses and other liabilities                        144
                                                              --------
         Total current liabilities                                 211
Non-current liabilities:
     Long-term debt                                              1,013
     Deferred income taxes                                         274
     Due to parent                                                 345
     Other liabilities                                             713
                                                              --------

         Total liabilities                                       2,556
                                                              --------

Commitments and contingencies
Invested capital                                                 1,052
                                                              --------

         Total liabilities and invested capital               $  3,608
                                                              ========

MILLENNIUM AMERICA INC.
NOTES TO CONSOLIDATED BALANCE SHEET
(DOLLARS IN MILLIONS)

NOTE 1-BASIS OF PRESENTATION AND DESCRIPTION OF COMPANY

Millennium America, Inc. (the "Company") is a wholly-owned subsidiary of Millennium Chemicals, Inc., ("Millennium Chemicals") a major international chemicals company with leading market positions in a broad range of commodity, industrial, performance and specialty chemicals throughout the world. Millennium Chemicals has been publicly owned since October 1, 1996, when Hanson PLC's ("Hanson's") chemical operations were transferred to it, and in consideration, all of the then outstanding shares of Millennium Chemicals common stock were distributed pro rata to Hanson's shareholders.

The Company is the holding company for all of Millennium Chemical's operating subsidiaries and interests other than its operations in the U.K., France, Brazil and Australia. Such operations include Millennium Inorganic Chemicals, Inc., Millennium Petrochemicals Inc., Millennium Specialty Chemicals Inc., and an interest in Equistar Chemicals, LP ("Equistar"), a joint venture formed by the Company, Lyondell Chemical Company ("Lyondell") and Occidental Petroleum Corporation ("Occidental"). See Note 2 for further discussion of the Company's interest in Equistar. Also see the audited financial statements of Equistar at and for the year ended December 31, 1998 set forth in the Millennium Chemicals' Annual Report on Form 10-K for the year ended December 31, 1998, which are incorporated herein by this reference. The Company is also the principal parent for U.S. tax purposes of Millennium's operations and the issuer of publicly traded notes and debentures and the principal borrower under a revolving credit agreement on behalf of Millennium Chemicals.

The accompanying financial statements are presented on a consolidated basis. All intercompany transactions and accounts have been eliminated.

NOTE 2-ACQUISITIONS AND DISPOSITIONS

On December 1, 1997, the Company and Lyondell completed the formation of Equistar, a joint venture partnership created to own and operate the petrochemical and polymer businesses of the Company and Lyondell. The Company contributed to Equistar substantially all of the net assets of its polyethylene, performance polymer and ethyl alcohol businesses. The Company retained $250 from the proceeds of accounts receivable collections and substantially all the accounts payable and accrued expenses of its contributed businesses existing on December 1, 1997, and received proceeds of $750 from borrowings under a new credit facility entered into by Equistar. The Company used the $750, which it received to repay debt. A subsidiary of the Company guarantees $750 of Equistar's credit facility.

Equistar was owned 57% by Lyondell and 43% by the Company until May 15, 1998, when the Company and Lyondell expanded Equistar with the addition of the ethylene, propylene, ethylene oxide and derivatives businesses of Occidental's chemical subsidiary. Occidental contributed the net assets of those businesses (including approximately $205 of related debt) to Equistar. In exchange, Equistar borrowed an additional $500, $420 of which was distributed to Occidental and $75 to the Company. Equistar is now owned 41% by Lyondell, 29.5% by Occidental and 29.5% by the Company. No gain or loss resulted from this transaction.

Equistar is managed by a Partnership Governance Committee consisting of representatives of each partner. Approval of Equistar's strategic plans and other major decisions requires the consent of the representatives of the three partners. All decisions of Equistar's Governance Committee that do not require unanimity among the partners may be made by Lyondell's representatives alone.

The investment in Equistar at the date of contribution represented the carrying value of the Company's contributed net assets, less cash received, and approximated the fair market value of its interest in Equistar based upon independent valuation. The difference between the carrying value of the Company's investment and its underlying equity in the net assets of Equistar is $404 as a result of adding Occidental as a partner and is being amortized over 25 years. The Company accounts for its interest in Equistar using the equity method.

On November 16, 1998, the Company entered into agreements with Linde AG ("Linde") relating to the Company's synthesis gas ("syngas") unit in La Porte, Texas, and a 15% interest in its methanol business, whereby the Company would receive $122.5 in cash. Linde will operate the syngas facility under a long-term lease with a purchase option. In addition, Linde will operate and hold a 15% interest in the methanol facility. As a result, the assets involved in this transaction, including applicable goodwill of $42, have been classified at December 31, 1998 in the accompanying balance sheet in Other current assets. This transaction was subsequently completed on January 18, 1999. No gain or loss resulted from this transaction.

In March 1996, the Company sold a 73.6% interest in Suburban Propane, through an initial public offering of 21,562,500 common units in a new master limited partnership, Suburban Propane Partners, L.P., and received aggregate proceeds from the sale of the common units and the issuance of notes of the Suburban Propane operating partnership, Suburban Propane, L.P., (collectively "Suburban Propane") of approximately $831.

An indirect subsidiary of the Company, Suburban Propane, G.P., serves as the General Partner of Suburban Propane (the "General Partner"). The Company, through the General Partner, has a combined 2% general partner interest and a 24.4% subordinated limited partner interest in Suburban Propane. The General Partner has agreed, subject to certain limitations, to contribute up to $43.6 million under the Distribution Support Agreement to Suburban Propane in exchange for additional subordinated limited partner interests to enhance Suburban Propane's ability to distribute minimum quarterly cash distributions to its limited partners through March 31, 2001. The Company has fully and unconditionally guaranteed the General Partner's obligation for these contributions and has, to date, contributed $22 million pursuant to this agreement.

The General Partner has no independent operations of its own and may not have the financial ability to support its obligations under the Distribution Support Agreement. Accordingly, the audited balance sheet of the Company is presented because the Company is the full and unconditional guarantor of the General Partner's obligations under the Distribution Support Agreement. The General Partner, at December 31, 1998, had assets consisting of its combined investments in Suburban Propane of $26 and invested capital, after intercompany balances, of $26.

On November 27, 1998, the Company entered into an agreement to sell its subordinated limited partner interests and interests under the Distribution Support Agreement to Suburban Propane and its management for $75 in cash, with an expected net after-tax gain of approximately $30. The Company's interest in Suburban Propane at December 31, 1998 is included in Other current assets. This transaction is expected to be completed in the second quarter of 1999.

NOTE 3-SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS: Cash equivalents represent investments in short-term deposits and commercial paper with banks which have original maturities of 90 days or less. In addition, investments and other assets include approximately $31 in restricted cash at December 31, 1998 which is on deposit to satisfy insurance claims.

INVENTORIES: Inventories are stated at the lower of cost or market value. For certain operations, cost is determined under the last-in, first-out (LIFO) method. The first-in, first-out (FIFO) method, or methods which approximate FIFO, are used by all other subsidiaries.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated on the basis of cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, generally 20 to 40 years for buildings and 5 to 25 years for machinery and equipment.

GOODWILL: Goodwill represents the excess of the purchase price over the fair value of assets allocated to acquired companies. Goodwill is being amortized using the straight-line method over 40 years. Management periodically evaluates goodwill for impairment based on the anticipated future cash flows attributable to its operations. Such expected cash flows, on an undiscounted basis, are compared to the carrying value of the tangible and intangible assets, and if impairment is indicated, the carrying value of goodwill is adjusted. In the opinion of management, no impairment of goodwill exists at December 31, 1998.

ENVIRONMENTAL LIABILITIES AND EXPENDITURES: Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties (except where payment has been received or the amount of liability or contribution by such other parties, has been agreed) and are not discounted. In general, costs related to environmental remediation are charged to expense. Environmental costs are capitalized if the costs increase the value of the property and/or mitigate or prevent contamination from future operations.

FEDERAL INCOME TAXES: Deferred tax assets and liabilities are computed based on the difference between the financial statement basis and income tax basis of assets and liabilities using enacted marginal tax rates of the respective tax jurisdictions.

The Company has entered into tax-sharing and indemnification agreements with Hanson or its subsidiaries in which the Company and/or its subsidiaries generally agreed to indemnify Hanson or its subsidiaries for income tax liabilities attributable to periods when such other operations were included in the consolidated tax returns of the Company's subsidiaries.

NOTE 4-SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                                    1998
                                                               ---------------
            TRADE RECEIVABLES
            Trade receivables                                   $         138
            Allowance for doubtful accounts                                (2)
                                                               ---------------
                                                                $         136
                                                               ===============

            INVENTORIES
            Finished products                                   $          49
            In-process products                                            15
            Raw materials                                                  56
            Other inventories                                              22
                                                               ---------------
                                                                $         142
                                                               ===============

Inventories valued on a LIFO basis were approximately $41 less than the amount of such inventories valued at current cost at December 31, 1998.

                                                                     1998
                                                               ---------------
            PROPERTY, PLANT AND EQUIPMENT
            Land and buildings                                  $         130
            Machinery and equipment                                       765
                                                               ---------------
                                                                          895
            Allowance for depreciation and amortization                   414
                                                               ---------------
                                                                $         481
                                                               ===============

            GOODWILL                                            $         480
            Accumulated amortization                                       68
                                                               ---------------
                                                                $         412
                                                               ===============



NOTE 5-INCOME TAXES

Significant components of deferred taxes are as follows:

                                                                    1998
                                                               ---------------
DEFERRED TAX ASSETS
     Environmental and legal obligations                        $          54
     Other post-retirement benefits and pension
         obligations                                                       47
     Net operating loss carryforwards                                      20
     Capital loss carryforwards                                           136
     AMT credits                                                           98
     Other accruals                                                        40
                                                               ---------------
                                                                          395
     Valuation allowance                                                 (136)
                                                               ---------------
         Total deferred tax assets                                        259
                                                               ---------------
DEFERRED TAX LIABILITIES
     Excess of book over tax basis in property,
         plant and equipment                                              400
     Other                                                                143
                                                               ---------------
         Total deferred tax liabilities                                   543
                                                               ---------------

         Net deferred tax liabilities
            ($10 classified in other current assets)            $         284
                                                               ===============

Certain of the income tax returns of the Company's subsidiaries are currently under examination by the Internal Revenue Service and various state tax agencies. In the opinion of management, any assessments which may result will not have a material adverse effect on the financial condition or results of operations of the Company.

NOTE 6-LONG-TERM DEBT AND CREDIT ARRANGEMENTS

                                                                    1998
                                                               ---------------
Revolving Credit Facility bearing interest at
   the bank's prime lending rate, or at LIBOR or NIBOR
   plus .275% at the option of the Company plus a
   Facility Fee of .15% to be paid quarterly                    $         235
7% Senior Notes due 2006 (net of unamortized
   discount of $.5 and $.5)                                               500
7.625% Senior Debentures due 2026 (net of unamortized
   discount of $.5 and $.5)                                               249
Debt payable through 2007 at interest rates ranging
   from 2.4% to 22%                                                        31
Less current maturities of long-term debt                                  (2)
                                                               ---------------
                                                                $       1,013
                                                               ===============

Under the Revolving Credit Agreement, as amended on October 20, 1997, certain of the Company's subsidiaries may borrow up to $500 under an unsecured multi-currency revolving credit facility, which matures in July 2001 (the "Credit Agreement" or the "Revolving Credit Facility"). Millennium Chemicals is the guarantor of this facility. Borrowings under the Credit Agreement may consist of standby loans or uncommitted competitive loans offered by syndicated banks through an auction bid procedure. Loans may be borrowed in U.S. dollars and/or other currencies. The proceeds from the borrowings may be used to provide working capital and for general corporate purposes.

The Credit Agreement contains covenants and provisions that restrict, among other things, the ability of the Company and its material subsidiaries to: (i) create liens on any of its property or assets, or assign any rights to or security interests in future revenues; (ii) engage in sale-and-leaseback transactions; (iii) engage in mergers, consolidations or sales of all or substantially all of their assets on a consolidated basis; (iv) enter into agreements restricting dividends and advances by their subsidiaries; and (v) engage in transactions with affiliates other than those based on arm's-length negotiations. The Credit Agreement also limits the ability of certain subsidiaries of the Company to incur indebtedness or issue preferred stock. In addition, the Credit Agreement requires the Company to satisfy certain financial performance criteria.

The Senior Notes and Senior Debentures were issued by the Company and are guaranteed by Millennium Chemicals. The indenture under which the Senior Notes and Senior Debentures were issued contains certain covenants that limit, among other things: (i) the ability of the Company and its Restricted Subsidiaries (as defined) to grant liens or enter into sale-and-leaseback transactions; (ii) the ability of the Restricted Subsidiaries to incur additional indebtedness; and
(iii) the ability of the Company and Millennium Chemicals to merge, consolidate or transfer substantially all of their respective assets.

At December 31, 1998, the Company had outstanding notes payable of $9 bearing interest at an average rate of approximately 12% with maturity of 30 days or less. At December 31, 1998, the Company had outstanding standby letters of credit amounting to $66 and had unused availability under short-term lines of credit and its Revolving Credit Facility of $412. In addition, the Company has guaranteed certain debt obligations of Equistar up to $750.

The  maturities  of  long-term  debt during the next five years are as  follows:
1999 - $2; 2000 - $17; 2001 - $242; 2002 - $3; and 2003 and beyond - $749.

NOTE 7-FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments: The fair value of all short-term financial instruments approximate their carrying value due to their short maturity. The fair value of long-term financial instruments (excluding the Senior Notes and Senior Debentures) approximates carrying value as they were based on terms that continue to be available to the Company from its lenders.

The fair value of the Company's other financial instruments at December 31, 1998 are based upon quoted market prices as follows:

                                               Carrying            Fair
                                                 Value             Value
                                             -------------     -------------

Senior Notes and Debentures                  $        749      $        695

NOTE 8-PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company has adopted SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS 132 revises the employer's disclosure presentation but does not change the measurement or recognition of these plans.

The Company has several noncontributory defined benefit pension and other postretirement benefit plans covering substantially all of its United States employees. The benefits for these plans are based primarily on years of credited service and average compensation as defined under the respective plan provisions. The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time.

The Company also sponsors defined contribution plans for its salaried and certain union employees. Contributions relating to defined contribution plans are made based upon the respective plan provisions.

The following table provides a reconciliation of the changes in the benefit obligations and the fair value of the plan assets for the year ended December 31, 1998, and a statement of the funded status as of December 31, 1998.

                                                                      Other
                                                  Pension         Postretirement
                                                  Benefits           Benefits
                                                    1998               1998
                                               -------------      --------------

Reconciliation of benefit obligation
  Projected benefit obligation at
    December 31, 1997                          $       671         $       127
  Service cost, including interest                       7                  10
  Interest in PBO                                       46                   -
  Participant contributions                              -                   2
  Benefit payments                                     (79)                (14)
  Special termination benefits                           6                   -
  Curtailments                                          (2)                  -
  Net experience loss (gain)                            42                   2
  Amendments                                            24                   -
  Divestiture                                            -                   -
                                              -------------      --------------
  Projected benefit obligation at
    December 31, 1998                                  715                 127
                                              -------------      --------------

Reconciliation of fair value of plan assets
  Fair value of plan assets at
    December 31, 1997                                  776                   -
  Actual return on plan assets                          87                   -
  Employer contributions                                 2                  11
  Participant contributions                              -                   2
  Benefit payments                                     (75)                (13)
                                              -------------      --------------

   Fair value of plan assets at
     December 31, 1998                                 790                   -
                                              -------------      --------------

Funded status
  Funded status at December 31, 1998                    75                (127)
  Unrecognized net asset                                (1)                  -
  Unrecognized prior-service cost                       23                   -
  Unrecognized loss (gain)                              22                 (23)
  Additional minimum liability                          (8)                  -
                                              -------------      --------------
Prepaid (accrued) interest                             111                (150)
                                              -------------      --------------

The assumptions used in the measurement of the Company's benefit obligations are shown in the following table:

                                                                    Other
                                             Pension            Postretirement
                                             Benefits              Benefits
                                               1998                  1998
                                             --------           --------------

Weighted-average assumptions as of
   December 31
      Discount rate                           7.00 %                  7.00 %
      Expected return on plan assets          9.00 %                   -
      Rate of compensation increase           4.25 %                  4.25 %
Net periodic benefit cost
      Service cost, including interest         $ 7                     $10
      Interest on PBO                           46                       -
      Expected return on plan assets           (61)                      -
      Amortization of unrecognized
        net loss                                 2                      (2)
      Amortization of prior-service
        cost                                     1                       -
      Deferral                                   -                       -
      Special termination benefits               6                       -
      Recognition of prior-service
        cost                                     5                       -
      Curtailment loss                           -                       -
      Net periodic benefit cost                  6                       8
      Defined contribution plans                 1                       -
                                              -------                 ------

      Net periodic benefit cost after
        curtailment                            $ 7                     $ 8
                                              =======                 ======

The assumed health care cost trend rate is 9% at December 31, 1998 and is expected to decrease by 0.5% per year until achieving a rate of 5.5% per year. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% increase or decrease in assumed health care cost trend rates would affect service and interest components of postretirement health care benefit cost by $1 for the year ended December 31, 1998. The effect on the accumulated postretirement benefit obligation would be $8 for the year ended December 31, 1998.

The projected benefit obligation, accumulated benefit obligation and the fair value of plan assets for pension plans with accumulated benefit obligations in excess of the plan assets were $42, $40 and $28, respectively, for the year ended December 31, 1998.

NOTE 9-RELATED PARTY TRANSACTIONS

Due from  affiliates  principally  represents  amounts lent to other  Millennium
Chemical subsidiaries to fund acquisitions made for Millennium Chemicals' titanium dioxide business unit in France and Brazil during 1997 and 1998. Such amounts are evidenced as notes, bearing interest at rates ranging from 5.65% to 8.0%, maturing at various dates (together with accrued interest) through December 31, 2012.

Due to parent represents an intercompany payable between the Company and its parent arising from Millennium Chemicals' demerger from Hanson. Such amount is payable on demand. The parent of the Company does not plan to demand payment of this intercompany payable within the next year.

One of the Company's subsidiaries purchases ethylene from Equistar at market-related prices pursuant to an agreement made in connection with the formation of Equistar. Under the agreement the subsidiary is required to purchase 100% of its ethylene requirements for its La Porte, Texas, facility up to a maximum of 330 million pounds per year. The initial term of the contract expires December 1, 2000. Thereafter, the contract automatically renews annually. Either party may terminate on one year's notice. The subsidiary incurred charges of $41 in 1998 under this contract.

One of the  Company's  subsidiaries  and  Equistar  have  entered  into  various operating, manufacturing and technical service agreements. These agreements provide the subsidiary with materials management, certain utilities, administrative office space, health, safety and environmental services. The subsidiary incurred charges of $5 in 1998 for such services.

NOTE 10-COMMITMENTS AND CONTINGENCIES

The Company is subject, among other things, to several proceedings under the Federal Comprehensive Environmental Response Compensation and Liability Act and other federal and state statutes or agreements with third parties. These proceedings are in various stages ranging from initial investigation to active settlement negotiations to implementation of the clean-up or remediation of sites. Additionally, certain of the Company's subsidiaries are defendants or plaintiffs in lawsuits that have arisen in the normal course of business including those relating to commercial transactions and product liability. While certain of the lawsuits involve allegedly significant amounts, it is management's opinion, based on the advice of counsel, that the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial position or results of operations. The Company believes that the range of potential liability for these matters, collectively, which primarily relate to environmental remediation activities, is between $150 and $174 and has accrued $174 as of December 31, 1998.

Equistar has agreed to indemnify and defend the Company and Millennium Chemicals, individually, against certain uninsured claims and liabilities which Equistar may incur relating to the operation of the businesses which the Company contributed to Equistar prior to December 1, 1997 up to an aggregate of $7 million within the first seven years that Equistar operates such businesses.

The Company has various contractual obligations to purchase raw materials used in its production of TiO2 and fragrance and flavor chemicals. Commitments to purchase ore used in the production of TiO2 are generally 1-to 8-year contracts with competitive prices generally determined at a fixed amount subject to escalation for inflation. Total commitments to purchase ore for TiO2 aggregate approximately $1,100 and expire between 1999 and 2002. Commitments to acquire crude sulfate turpentine, used in the production of fragrance chemicals, are generally pursuant to 1-to 5- year contracts with prices based on the market price and which expire between 1999 and 2008.

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

                                                                     SCHEDULE II

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                     BALANCE AT    CHARGED                  DEDUCTIONS      BALANCE
                                     BEGINNING     TO COST /     OTHER       (AMOUNTS       AT END
                                     OF PERIOD     EXPENSES    ADDITIONS   CHARGED OFF)    OF PERIOD
                                     ---------     --------    ---------   ------------    ---------

OCTOBER 1, 1995 TO MARCH 4, 1996
Allowance for doubtful accounts      $  3,162      $  1,510        $ -       $  (1,510)    $  3,162
                                     ========      ========       ====       =========     ========

Accumulated amortization:
  Goodwill                           $ 12,559      $  2,714        $ -            $ -      $ 15,273
  Other intangibles                  $     70      $     69        $ -            $ -      $    139
                                     --------      --------       ----           ----      --------
                  Total              $ 12,629      $  2,783        $ -            $ -      $ 15,412
                                     ========      ========       ====           ====      ========

MARCH 5, 1996 TO SEPTEMBER 28, 1996

Allowance for doubtful accounts      $  3,162      $  1,790        $ -       $  (1,640)    $  3,312
                                     ========      ========       ====       =========     ========

Accumulated amortization:
  Goodwill                           $ 15,273      $  3,716        $ -            $ -      $ 18,989
  Other intangibles                  $    139      $    443        $ -            $ -      $    582
                                     --------      --------       ----           ----      --------
                  Total              $ 15,412      $  4,159        $ -            $ -      $ 19,571
                                     ========      ========       ====           ====      ========

Restructuring reserves               $      -      $  2,340        $ -            $ -      $  2,340
                                     ========      ========       ====           ====      ========

YEAR ENDED SEPTEMBER 27, 1997

Allowance for doubtful accounts      $  3,312      $  4,569        $ -       $  (5,199)    $  2,682
                                     ========      ========       ====       =========     ========

Accumulated amortization:
  Goodwill                           $ 18,989      $  6,644        $ -            $ -      $ 25,633
  Other intangibles                  $    582      $    945        $ -            $ -      $  1,527
                                     --------      --------       ----           ----      --------
                  Total              $ 19,571      $  7,589        $ -            $ -      $ 27,160
                                     ========      ========       ====           ====      ========

Restructuring reserves               $  2,340      $  6,911        $ -       $  (4,685)     $ 4,566
                                     ========      ========       ====       =========     ========

YEAR ENDED SEPTEMBER 26, 1998

Allowance for doubtful accounts      $  2,682      $  2,642        $ -       $  (2,942)     $ 2,382
                                     ========      ========       ====       =========     ========

Accumulated amortization:
  Goodwill                           $ 25,633      $  6,134        $ -            $ -      $ 31,767
  Other intangibles                  $  1,527      $  1,036        $ -            $ -      $  2,563
                                     --------      --------       ----           ----      --------
                  Total              $ 27,160      $  7,170        $ -            $ -      $ 34,330
                                     ========      ========       ====           ====      ========

Restructuring reserves               $  4,566      $      -        $ -       $  (4,566)    $    -
                                     ========      ========       ====       =========     ========


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



PricewaterhouseCoopers LLP
Florham  Park, NJ
April 19, 1999

                                                                    EXHIBIT 23.2



                      CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-10197) of Suburban Propane Partners, L.P. of our report dated January 21, 1999 appearing on page F-23 of this Annual Report on Form 10-K.



PricewaterhouseCoopers LLP
Florham  Park, NJ
April 21, 1999