Form 10-Q/A
period 1998-12-26
SUBURBAN PROPANE PARTNERS LP
filed 1999-04-22
CIK 1005210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q


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

                                EXPLANATORY NOTE
                                ----------------


This Form 10-Q/A (Amendment No. 1) amends and restates in its entirety the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 26, 1998 filed with the Securities and Exchange Commission (the "Commission") on February 9, 1999. This amendment and restatement is being filed in response to certain comments of the staff of the Commission on the Annual Report on Form 10-K for the fiscal year ended September 26, 1998 that were made in connection with the proposed recapitalization of the Registrant described in the Registrant's definitive Proxy Statement filed with the Commission on April 22, 1999. The Registrant hereby amends Part I, Items 1 and 2.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


Part 1   Financial Information                                              PAGE
                                                                            ----

         Item 1 - Financial Statements

         SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
         ------------------------------------------------

            Condensed Consolidated Balance Sheets as of  December 26, 1998
            and September 26, 1998                                            5

            Condensed Consolidated Statements of Operations for the three
            months ended December 26, 1998 and December 27, 1997              6

            Condensed Consolidated Statements of Cash Flows for the
            three months ended December 26, 1998 and December 27, 1997        7

            Condensed Consolidated Statement of Partners' Capital
            for the three months ended December 26, 1998                      8

            Notes to Condensed Consolidated Financial Statements           9-13

         Item 2 - Management's Discussion and Analysis of  Financial
                  Condition and Results of Operations                     14-16

         Item 3 - Quantitative and Qualitative Disclosures
                  about Market Risk                                          17

Part 2   Other Information
         Item 5 - Other                                                      18
         Item 6 - Exhibits and Reports on Form 8-K                           18

         Signatures                                                          19



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

             SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands)

                                                   December 26,   September 26,
                                                       1998           1998
                                                   (unaudited)      (audited)
                                                   ------------   -------------
ASSETS
Current assets:
     Cash and cash equivalents ..................   $  54,188       $  59,819
     Accounts receivable, less allowance for
        doubtful accounts of $2,382 .............      58,081          39,134
     Inventories ................................      30,239          29,962
     Prepaid expenses and other current assets ..       4,476           3,866
                                                    ---------       ---------
          Total current assets ..................     146,984         132,781
Property, plant and equipment, net ..............     339,015         343,828
Net prepaid pension cost ........................      34,268          34,556
Goodwill and other intangible assets, net .......     213,162         214,782
Other assets ....................................       4,779           3,618
                                                    ---------       ---------
          Total assets ..........................   $ 738,208       $ 729,565
                                                    =========       =========


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Accounts payable ...........................   $  33,789       $  31,315
     Accrued employment and benefit costs .......      15,853          20,926
     Accrued insurance ..........................       5,330           4,830
     Customer deposits and advances .............      15,120          16,241
     Accrued interest ...........................      16,312           8,198
     Other current liabilities ..................       9,083          10,040
                                                    ---------       ---------
          Total current liabilities .............      95,487          91,550
Long-term debt ..................................     427,850         427,897
Postretirement benefits obligation ..............      35,758          35,980
Accrued insurance ...............................      16,285          16,574
Other liabilities ...............................       9,504           9,764
                                                    ---------       ---------
          Total liabilities .....................     584,884         581,765
Partners' capital:
     Common Unitholders .........................      87,222          84,847
     Subordinated Unitholder ....................      53,141          49,147
     General Partner ............................      24,595          24,488
     Unearned compensation ......................     (11,634)        (10,682)
                                                    ---------       ---------
          Total partners' capital ...............     153,324         147,800
                                                    ---------       ---------

          Total liabilities and partners' capital   $ 738,208       $ 729,565
                                                    =========       =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per Unit amounts)
                                   (unaudited)

                                                    Three Months Ended
                                          December 26, 1998    December 27, 1997
                                          -----------------    ----------------

Revenues
   Propane .................................    $138,790            $182,905
   Other ...................................      22,426              21,981
                                             -----------         -----------
                                                 161,216             204,886

Costs and expenses
   Cost of sales ...........................      68,871             105,657
   Operating ...............................      52,274              53,930
   Depreciation and amortization ...........       8,782               9,292
   General and administrative expenses .....       7,326               6,072
   Gain on sale of investment in Dixie
     Pipeline Co. ..........................           -              (5,090)
                                             -----------         -----------
                                                 137,253             169,861

Income from operations .....................      23,963              35,025
Interest expense, net ......................       7,586               8,108
                                             -----------         -----------
Income before provision for income taxes ...      16,377              26,917
Provision for income taxes .................           7                  16
                                             -----------         -----------
   Net income ..............................    $ 16,370            $ 26,901
                                             ===========         ===========

General Partner's interest in net income ...    $    327            $    538
                                             -----------         -----------
Limited Partners' interest in net income ...    $ 16,043            $ 26,363
                                             ===========         ===========
Basic and diluted net income per Unit ......    $   0.56            $   0.92
                                             ===========         ===========
Weighted average number of Units outstanding      28,726              28,726
                                             -----------         -----------




The accompanying notes are an integral part of these condensed consolidated financial statements.


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                   Three Months Ended
                                                                        December 26, 1998        December 27, 1997
                                                                        -----------------        -----------------

Cash flows from operating activities:
     Net income ..................................................          $ 16,370                  $ 26,901
     Adjustments to reconcile net income to net cash
      provided by  operations:
          Depreciation ...........................................             6,898                     7,360
          Amortization ...........................................             1,884                     1,932
          (Gain) on disposal of investment .......................              --                      (5,090)
          (Gain) on disposal of property, plant and
            equipment ............................................               (88)                     (401)
     Changes in operating assets and liabilities, net of
       acquisitions and dispositions:
         (Increase) in accounts receivable .......................           (18,947)                  (31,068)
         (Increase)/decrease in inventories ......................              (277)                    1,863
         (Increase)/decrease in prepaid expenses and
           other current assets ..................................              (610)                    3,436
         Increase/(decrease) in accounts payable .................             2,474                      (637)
         (Decrease) in accrued employment
           and benefit costs .....................................            (4,918)                   (1,171)
         Increase in accrued interest ............................             8,114                     8,044
         (Decrease)  in other accrued liabilities ................            (1,578)                   (1,959)
     Other noncurrent assets .....................................            (1,033)                     (333)
     Deferred credits and other noncurrent liabilities ...........              (771)                     (493)
                                                                            --------                  --------
               Net cash provided by operating activities .........             7,518                     8,384
                                                                            --------                  --------
Cash flows from investing activities:
      Capital expenditures .......................................            (2,936)                   (3,070)
      Acquisitions ...............................................              (109)                   (3,693)
      Proceeds from sale of investment ...........................              --                      13,090
      Proceeds from sale of property, plant and equipment, net ...               944                     2,491
                                                                            --------                  --------
               Net cash (used in) provided by investing activities            (2,101)                    8,818
                                                                            --------                  --------
Cash flows from financing activities:
      Long-term debt repayments ..................................               (47)                     --
      Proceeds from General Partner APU contribution .............              --                      12,000
      Partnership distribution ...................................           (11,001)                  (10,926)
                                                                            --------                  --------
               Net cash (used in) provided by financing activities           (11,048)                    1,074
                                                                            --------                  --------
Net (decrease)/increase in cash and cash equivalents .............            (5,631)                   18,276
Cash and cash equivalents at beginning of period .................            59,819                    19,336
                                                                            --------                  --------
Cash and cash equivalents at end of period .......................          $ 54,188                  $ 37,612
                                                                            ========                  ========

Supplemental disclosure of cash flow information:
      Cash paid for interest .....................................          $    108                  $    168
                                                                            ========                  ========

Non-cash investing and financing activities
       Assets acquired by incurring note payable .................          $   --                    $    250
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


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)

                                                                                                         Unearned           Total
                                       Number of Units                                     General     Compensation       Partners'
                                   Common     Subordinated     Common     Subordinated     Partner    Restricted Units     Capital
                                   ------     ------------     ------     ------------     -------    ----------------     -------

Balance at September 26, 1998      21,562            7,164   $ 84,847         $ 49,147    $ 24,488            $(10,682)   $147,800

Grants issued under
Restricted Unit Plan                                            1,107                                           (1,107)          -

Partnership distribution                                      (10,781)                        (220)                        (11,001)

Amortization of Restricted Unit
compensation                                                                                                       155         155

Net income                              -                -     12,049            3,994         327                   -      16,370
                                   ------     ------------     ------     ------------     -------    ----------------     -------
Balance at December 26, 1998       21,562            7,164   $ 87,222         $ 53,141    $ 24,595          $ (11,634)    $153,324
                                   ======     ============     ======     ============     =======    ================     =======















The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 26, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.       PARTNERSHIP ORGANIZATION AND FORMATION
-----------------------------------------------

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


Suburban Propane GP, Inc. (the "General Partner") is a wholly-owned subsidiary of Millennium Petrochemicals Inc., ("Millennium Petrochemicals"), formerly Quantum Chemical Corporation, and serves as the general partner of the Partnership and the Operating Partnership. Both the General Partner and Millennium Petrochemicals are indirect wholly-owned subsidiaries of Millennium Chemicals Inc. ("Millennium"), which was formed as a result of Hanson PLC's demerger in October 1996. Millennium is a Securities and Exchange Commission ("SEC") registrant, which files periodic reports. Millennium's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 has been filed (Commission File Number 1-12091). The General Partner holds a 1% general partner interest in the Partnership and a 1.0101% general partner interest in the Operating Partnership. In addition, the General Partner owns a 24.4% limited partner interest and a special limited partner interest in the Partnership. The limited partner interest is evidenced by 7,163,750 Subordinated Units and the special limited partner interest is evidenced by 220,000 Additional Partnership Units ("APUs"). The General Partner has delegated to the Partnership's Board of
Supervisors all management powers over the business and affairs of the Partnership Entities that the General Partner possesses under applicable law (See Note 7 The Recapitalization).


2.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------------------

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

Accumulated depreciation at December 26, 1998 and September 26, 1998 was $148,536 and $141,669, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and other intangible assets are comprised of the following:

                                            DECEMBER 26, 1998   SEPTEMBER 26, 1998
                                            -----------------   ------------------

  Goodwill                                        $237,900             $237,812
  Debt origination costs                             6,224                6,224
  Other, principally noncompete agreements           5,092                5,076
                                                 ---------            ---------
                                                   249,216              249,112
  Less:  Accumulated amortization                   36,054               34,330
                                                 ---------            ---------
                                                  $213,162             $214,782
                                                 =========            =========

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

3.       DISTRIBUTIONS OF AVAILABLE CASH
----------------------------------------


The Partnership makes distributions to its partners 45 days after the end of each fiscal quarter in an aggregate amount equal to its Available Cash for such quarter. Available Cash generally means all cash on hand at the end of the fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. In accordance with the Distribution Support Agreement among the Partnership, the General Partner and Millennium, to enhance the Partnership's ability to distribute the Minimum Quarterly Distribution on the Common Units, the General Partner has agreed to contribute to the Partnership cash in exchange for APUs. The APUs represent non-voting, limited partner Partnership interests with a stated value per unit of $100. The APUs are not entitled to cash distributions or allocations of any items of Partnership income, gain, loss, deduction or credit. The Partnership has not required any cash contributions in exchange for APUs from the General Partner since the distribution for the fourth fiscal quarter of 1997. At December 26, 1998, the General Partner has contributed a total of $22,000 or 220,000 APUs and has a remaining maximum contribution obligation of $21,600 or 216,000 APUs under the Distribution Support Agreement (See Note 7 The Recapitalization).


4.       COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

5.       LONG-TERM DEBT AND BANK CREDIT FACILITIES
--------------------------------------------------

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

6.       RESTRICTED UNIT PLAN
-----------------------------


The Partnership's 1996 Restricted Unit Award Plan authorizes the issuance of Common Units with an aggregate value of $15,000 to executives, managers and Elected Supervisors of the Partnership. Upon issuance of Restricted Units, unearned compensation is amortized ratably over the applicable vesting periods under the Plan. No Units were vested or exercisable as of December 26, 1998.

Following is a summary of activity in the Restricted Unit Plan:

                                             UNITS            VALUE PER UNIT
                                           --------           ---------------

Outstanding September 26, 1998              621,811          $18.41 - $21.63
Awarded                                      61,948               $17.88
                                           --------          ---------------

Outstanding December 26, 1998               683,759          $17.88 - $21.63
                                           ========          ===============

For the three months ended December 26, 1998, the Partnership amortized $155 of unearned compensation.


7.       THE RECAPITALIZATION

On November 27, 1998, the Partnership Entities entered into a Recapitalization Agreement with Millennium, the General Partner and Suburban Energy Services Group LLC, an entity newly formed by the Partnership's management. Under the terms of the Agreement, the Partnership will purchase Millennium's 24.4% subordinated partner interest evidenced by 7,163,750 Subordinated Units and retire such units. In addition, the requirement for the Partnership to repay $22,000 in outstanding APUs under the Distribution Support Agreement will be eliminated. The existing Distribution Support Agreement will be replaced with an alternative support arrangement provided by the Partnership. The aggregate redemption price to be paid to Millennium is $69,000, subject to adjustments, and will be funded from the existing cash on hand and, if necessary, borrowings under the Bank Credit Facilities.


Concurrent with the execution of the Recapitalization Agreement, Suburban Energy Services Group LLC, ("Successor General Partner") entered into a Purchase Agreement with Millennium and the General Partner whereby the General Partner agreed to sell to the Successor General Partner for $6,000 the General Partner interest in the Partnership Entities.


The consummation of the transactions is subject to certain conditions described in the Recapitalization and Purchase Agreements, including the approval of a majority of the Partnership's Common Unitholders .

On April 22, 1999, the Partnership filed a definitive Proxy Statement with the SEC related to the Recapitalization.


8.       SUBSEQUENT EVENT - COMMON UNIT DISTRIBUTION
----------------------------------------------------


On January 21, 1999 the Partnership announced a quarterly distribution of $0.50 per Limited Partner Common Unit for the first quarter of fiscal 1999 payable on February 9, 1999. The Partnership will not make a quarterly distribution on its Subordinated Units (which are held by the General Partner) for said fiscal quarter.

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

GENERAL AND ADMINISTRATIVE EXPENSES


General and administrative expenses increased 20.7% or $1.3 million to $7.3 million for the three months ended December 26, 1998 as compared to $6.1 million for the three months ended December 27, 1997. The increase is primarily attributable to dividend income earned in the prior year's quarter on the sold investment in the Dixie Pipeline Company and higher information systems expenses.

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA

Results for the prior year's first quarter include a $5.1 million gain from the sale of an investment in the Dixie Pipeline Company, which the Partnership sold after determining it did not offer any strategic business advantages. Excluding this one-time item, income before interest expense and income taxes decreased $6.0 million to $24.0 million in the three months ended December 26, 1998 compared to $29.9 million in the prior year's first quarter. EBITDA, excluding the one-time item, decreased $6.5 million to $32.7 million. The decrease in income before interest expense and income taxes and EBITDA is primarily attributable to decreased retail volumes partially offset by lower period expenses and higher retail margins.

EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with or superior to generally accepted accounting principles but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution.


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

The Senior Note Agreement will be amended to, among other things, (i) reduce the minimum adjusted consolidated net worth requirement from $125 million to $50 million, (ii) create a financial covenant exception for non-recurring, non-cash charges to be incurred in connection with the Recapitalization, (iii) decrease the maximum ratio of consolidated total indebtedness to EBITDA from 5.25 to 5.10, with a further decrease to 5.00 effective as of April 1, 2001, and (iv) include a new interest coverage maintenance test requiring the Operating Partnership to maintain a ratio of consolidated EBITDA for any four fiscal quarters to consolidated interest expense for such period of at least 2.50 to
1.0. In addition, prior to the closing of the Recapitalization, the Partnership will obtain the consent of a majority of the holders of the Senior Notes to (i) the replacement of the General Partner with the Successor General Partners, (ii) the amendments to the Partnership Agreements necessary for the Recapitalization,
(iii) the termination of the Distribution Support Agreement and (iv) the distribution by the Operating Partnership to the Partnership to permit the Partnership to pay the redemption price. In consideration for granting their consent to the foregoing, the Operating Partnership will pay a fee to each holder of Senior Notes in an amount equal to 0.375% of the outstanding principal amount of Senior Notes held by such holder. The total amount of such fees is expected to be $1.6 million.



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

              (a)   Exhibits
                    (27)  Financial Data Schedule

              (b)   Reports on Form 8-K
                    Report on Form 8-K dated November 27, 1998, announcing the Partnership's proposed recapitalization.

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY
AUTHORIZED:











                                          SUBURBAN PROPANE PARTNERS, L.P.



DATE:  APRIL 22, 1999                     BY  /S/ ANTHONY M. SIMONOWICZ
                                              ------------------------------
                                              ANTHONY M. SIMONOWICZ
                                              VICE PRESIDENT, CHIEF FINANCIAL
                                              OFFICER



                                          BY  /S/ EDWARD J. GRABOWIECKI
                                              ------------------------------
                                              EDWARD J. GRABOWIECKI
                                              CONTROLLER AND CHIEF ACCOUNTING
                                              OFFICER