Form 10-Q
period 1999-03-27
SUBURBAN PROPANE PARTNERS LP
filed 1999-05-10
CIK 1005210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 1999
                                                    OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 16 OF THE SECURITIES
         EXCHANGE ACT OF 1934

for the transition period from ______ to ______

Commission File Number:  1-14222
                         -------

                         SUBURBAN PROPANE PARTNERS, L.P.
--------------------------------------------------------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 1999:

Suburban Propane Partners, L.P. - 21,562,500  Common Units
                                -  7,163,750  Subordinated Units

This Report contains a total of 24 pages.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                               Index to Form 10-Q

                                                                           Page
                                                                           ----
Part 1   Financial Information

         Item 1 - Financial Statements

         Suburban Propane Partners, L.P. and Subsidiaries
         ------------------------------------------------

             Condensed Consolidated Balance Sheets as of March 27, 1999
             and September 26, 1998                                          4

             Condensed Consolidated Statements of Operations for the three
             months ended March 27, 1999 and March 28, 1998                  5

             Condensed Consolidated Statements of Operations for the six
             months ended March 27, 1999 and March 28, 1998                  6

             Condensed Consolidated Statements of Cash Flows for the three
             and six months ended March 27, 1999 and March 28, 1998          7

             Condensed Consolidated Statement of Partners' Capital
             for the six months ended March 27, 1999                         8

             Notes to Condensed Consolidated Financial Statements           9-15

         Item 2 - Management's Discussion and Analysis of  Financial
                  Condition and Results of Operations                      16-21

         Item 3 - Quantitative and Qualitative Disclosures about
                  Market Risk                                               22

Part 2   Other Information

         Item 4 - Submission of Matters to a Vote of Security Holders       23
         Item 6 - Exhibits and Reports on Form 8-K                          23

         Signatures                                                         24


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to the Partnership's future business expectations and predictions and financial condition and results of operations. These forward-looking statements involve certain risks and uncertainties. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements ("cautionary statements") include, among other things: the impact of weather conditions on the demand for propane; the impact of fluctuations in the unit cost of propane; the ability of the Partnership to compete with other suppliers of propane and other energy sources; the ability of the Partnership to retain customers; the impact of energy efficiency and technology advances on the demand for propane; the ability of management to continue to control expenses; the impact of regulatory developments on the Partnership's business, including the resolution of Final Rule HM-225 (49 CFR 171.5) promulgated by the research and special programs administration of the U.S Department of Transportation; the impact of legal proceedings on the Partnership's business; and, if the proposed recapitalization of the Partnership discussed below is completed in the third fiscal quarter as presently anticipated, the impact of the use of a significant portion of the Partnership's cash-on-hand to redeem the General Partner's Subordinated Units and additional partnership units and to pay transaction expenses and the impact of the replacement of the distribution support arrangement provided by an affiliate of the General Partner with a liquidity arrangement provided by the Partnership. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by such cautionary statements.

             SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)


                                                              March 27,    September 26,
                                                                1999           1998
                                                             (unaudited)     (audited)
                                                             -----------   -------------
ASSETS
Current assets:
    Cash & cash equivalents .............................    $  74,842      $  59,819
    Accounts receivable, less allowance for
     doubtful accounts of $2,937 and $2,382, respectively       64,498         39,134
    Inventories .........................................       25,269         29,962
    Prepaid expenses and other current assets ...........        6,883          3,866
                                                             ---------      ---------
            Total current assets ........................      171,492        132,781
Property, plant and equipment, net ......................      334,318        343,828
Net prepaid pension cost ................................       34,012         34,556
Goodwill & other intangibles assets, net ................      215,485        214,782
Other assets ............................................        5,295          3,618
                                                             ---------      ---------
            Total assets ................................    $ 760,602      $ 729,565
                                                             =========      =========


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable ....................................    $  33,275      $  31,315
    Accrued employment and benefit costs ................       16,382         20,926
    Accrued insurance ...................................        4,990          4,830
    Customer deposits and advances ......................        8,458         16,241
    Accrued interest ....................................        8,226          8,198
    Other current liabilities ...........................        9,883         10,040
                                                             ---------      ---------
            Total current liabilities ...................       81,214         91,550
Long-term debt ..........................................      428,268        427,897
Postretirement benefits obligation ......................       35,519         35,980
Accrued insurance .......................................       17,284         16,574
Other liabilities .......................................        8,660          9,764
                                                             ---------      ---------
            Total liabilities ...........................      570,945        581,765

Partners' capital:
      Common Unitholders ................................      111,119         84,847
      Subordinated Unitholder ...........................       64,649         49,147
      General Partner ...................................       25,318         24,488
      Unearned compensation .............................      (11,429)       (10,682)
                                                             ---------      ---------
            Total partners' capital .....................      189,657        147,800
                                                             ---------      ---------

            Total liabilities and partners' capital .....    $ 760,602      $ 729,565
                                                             =========      =========


The accompanying notes are an integral part of these condensed consolidated financial statements.


                   SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per Unit amounts)
                                   (unaudited)

                                                   Three Months Ended
                                             March 27, 1999    March 28, 1998
                                             --------------    --------------
Revenues
     Propane ...............................    $203,645          $214,134
     Other .................................      18,333            16,295
                                                --------          --------
                                                 221,978           230,429

Costs and expenses
    Cost of sales ..........................      96,237           115,351
    Operating ..............................      54,972            55,136
    Depreciation and amortization ..........       8,730             9,173
    General and administrative expenses ....       7,262             6,012
                                                --------          --------
                                                 167,201           185,672

Income before interest expense and
    provision for income taxes .............      54,777            44,757
Interest expense, net ......................       7,597             7,741
                                                --------          --------
Income before provision for income taxes ...      47,180            37,016
Provision for income taxes .................          19                 5
                                                --------          --------
    Net income .............................    $ 47,161          $ 37,011
                                                ========          ========

General Partner's interest in net income ...    $    943          $    740
                                                --------          --------
Limited Partners' interest in net income ...    $ 46,218          $ 36,271
                                                ========          ========
Basic and diluted net income per Unit ......    $   1.61          $   1.26
                                                ========          ========
Weighted average number of Units outstanding      28,726            28,726
                                                --------          --------








The accompanying notes are an integral part of these condensed consolidated financial statements.


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per Unit amounts)
                                   (unaudited)

                                                             Six Months Ended
                                                     March 27, 1999    March 28, 1998
                                                     --------------    --------------
Revenues
     Propane .......................................    $ 342,435         $ 397,039
     Other .........................................       40,759            38,276
                                                        ---------         ---------
                                                          383,194           435,315

Costs and expenses
    Cost of sales ..................................      165,108           221,008
    Operating ......................................      107,246           109,066
    Depreciation and amortization ..................       17,512            18,465
    General and administrative expenses ............       14,588            12,084
    Gain on sale of investment in Dixie Pipeline Co.         --              (5,090)
                                                        ---------         ---------
                                                          304,454           355,533

Income before interest expense and
     provision for income taxes ....................       78,740            79,782
Interest expense, net ..............................       15,183            15,849
                                                        ---------         ---------
Income before provision for income taxes ...........       63,557            63,933
Provision for income taxes .........................           26                21
                                                        ---------         ---------
    Net income .....................................    $  63,531         $  63,912
                                                        =========         =========

General Partner's interest in net income ...........    $   1,271         $   1,278
                                                        ---------         ---------
Limited Partners' interest in net income ...........    $  62,260         $  62,634
                                                        =========         =========
Basic and diluted net income per Unit ..............    $    2.17         $    2.18
                                                        =========         =========
Weighted average number of Units outstanding .......       28,726            28,726
                                                        ---------         ---------












The accompanying notes are an integral part of these condensed consolidated financial statements.


                 SUBURBAN PROPANE PARTNERS L.P. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                              Three Months Ended       Six Months Ended
                                                                             March 27,   March 28,   March 27,   March 28,
                                                                               1999        1998        1999        1998
                                                                             ---------   ---------   ---------   ---------

Cash flows from operating activities:
     Net Income ...........................................................   $ 47,161    $ 37,011    $ 63,531    $ 63,912
     Adjustments to reconcile net income to net cash
      provided by operations:
          Depreciation ....................................................      6,796       7,345      13,694      14,705
          Amortization ....................................................      1,934       1,828       3,818       3,760
          (Gain)  on disposal of investment ...............................          0           0           0      (5,090)
          (Gain) on disposal of property, plant and
            equipment .....................................................        (24)     (1,006)       (112)     (1,407)
     Changes in operating assets and liabilities, net of
       acquisitions and dispositions:
          (Increase)/decrease in accounts receivable ......................     (6,417)      8,116     (25,364)    (22,952)
          Decrease in inventories .........................................      4,970       8,725       4,693      10,588
          (Increase) in prepaid expenses and other
           current assets .................................................     (2,407)     (3,649)     (3,017)       (213)
          (Decrease)/increase  in accounts payable ........................       (514)     (6,767)      1,960      (7,404)
          Increase/(decrease)  in accrued employment
           and benefit costs ..............................................        702       1,907      (4,216)        736
          (Decrease)/increase in accrued interest .........................     (8,086)     (8,107)         28         (63)
          (Decrease) in other accrued liabilities .........................     (6,202)     (3,964)     (7,780)     (5,923)
     Other noncurrent assets ..............................................       (453)       (717)     (1,486)     (1,050)
     Deferred credits and other noncurrent liabilities ....................        335      (2,634)       (436)     (3,127)
                                                                              --------    --------    --------    --------
               Net cash provided by operating activities ..................     37,795      38,088      45,313      46,472
                                                                              --------    --------    --------    --------
Cash flows from investing activities:
      Capital expenditures ................................................     (2,920)     (4,572)     (5,856)     (7,642)
      Acquisitions ........................................................     (4,227)          0      (4,336)     (3,693)
      Proceeds from sale of investment ....................................          0           0           0      13,090
      Proceeds from sale of property, plant and equipment, net ............      1,008       1,613       1,952       4,104
                                                                              --------    --------    --------    --------
               Net cash (used in) provided by  investing activities........     (6,139)     (2,959)     (8,240)      5,859
                                                                              --------    --------    --------    --------
Cash flows from financing activities:
      Long-term debt repayments ...........................................         (1)         (1)        (48)         (1)
      Proceeds from General Partner APU contribution ......................          0           0           0      12,000
      Partnership Distribution ............................................    (11,001)    (10,926)    (22,002)    (21,852)
                                                                              --------    --------    --------    --------
               Net cash  (used in) financing activities ...................    (11,002)    (10,927)    (22,050)     (9,853)
                                                                              --------    --------    --------    --------
Net  increase  in cash and cash equivalents ...............................     20,654      24,202      15,023      42,478
Cash and cash equivalents at beginning of period ..........................     54,188      37,612      59,819      19,336
                                                                              --------    --------    --------    --------
Cash and cash equivalents at end of period ................................   $ 74,842    $ 61,814    $ 74,842    $ 61,814
                                                                              ========    ========    ========    ========


Supplemental disclosure of cash flow information:
      Cash paid for interest ..............................................   $ 16,175    $ 16,175    $ 16,283    $ 16,343
                                                                              ========    ========    ========    ========
Non-cash investing and financing activities
      Assets acquired by incurring note payable ...........................   $   --      $   --      $   --      $    250
                                                                              ========    ========    ========    ========




The accompanying notes are an integral part of these condensed consolidated financial statements.


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)

                                                                                               Unearned        Total
                                      Number of Units                             General    Compensation    Partners'
                                  Common   Subordinated   Common   Subordinated   Partner  Restricted Units   Capital
                                  ------   ------------   -------  ------------   -------  ----------------  ---------


Balance at  September 26, 1998    21,562          7,164    84,847        49,147    24,488           (10,682)   147,800

Net Grants issued under
Restricted Unit Plan .........                              1,075                                    (1,075)      --

Partnership distribution .....                            (21,562)                   (440)                     (22,002)

Amortization of Restricted
Unit compensation ............                                                                          328        328

Net income ...................      --             --      46,759        15,502     1,270              --       63,531
                                  ------   ------------   -------  ------------   -------  ----------------  ---------

Balance at March 27, 1999 ....    21,562          7,164   111,119        64,649    25,318           (11,429)   189,657
                                  ======   ============   =======  ============   =======  ================  =========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                 March 27, 1999
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

Suburban Propane GP, Inc. (the "General Partner") is a wholly-owned subsidiary of Millennium Petrochemicals Inc., ("Millennium Petrochemicals"), formerly Quantum Chemical Corporation, and serves as the general partner of the Partnership and the Operating Partnership. Both the General Partner and Millennium Petrochemicals are indirect wholly-owned subsidiaries of Millennium Chemicals Inc. ("Millennium"), which was formed as a result of Hanson PLC's demerger in October 1996. Millennium is a Securities and Exchange Commission ("SEC") registrant under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and files periodic reports thereunder. Millennium's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 has been filed under the Exchange Act (Commission File Number 1-12091). The General Partner holds a 1% general partner interest in the Partnership and a 1.0101% general partner interest in the Operating Partnership. In addition, the General Partner owns a 24.4% limited partner interest and a special limited partner interest in the Partnership. The limited partner interest is evidenced by 7,163,750 Subordinated Units and the special limited partner interest is evidenced by 220,000 additional partnership units ("APUs"). The General Partner has irrevocably delegated to the Partnership's Board of Supervisors all management powers over the business and affairs of the Partnership Entities that the General Partner possesses under applicable law (See Note 7 - The Recapitalization, for information concerning the proposed redemption of the General Partner's Subordinated Units and APUs and the proposed replacement of the General Partner as part of a proposed recapitalization of the Partnership).

2.       Basis of Presentation and Summary of Significant Accounting Policies
--       --------------------------------------------------------------------

Basis of Presentation. The condensed consolidated financial statements include the accounts of the Partnership Entities. All significant intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the SEC. They include all adjustments which the Partnership considers necessary for a fair statement of the results for the interim period presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the fiscal year ended September 26, 1998, including management's discussion of financial results contained therein, as amended and restated on Form 10-K/A filed with the SEC on April 22, 1999. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Accumulated   depreciation  at  March  27,  1999  and  September  26,  1998  was
$155,309  and  $141,669, respectively.

Goodwill and Other Intangible Assets. Goodwill and other intangible assets are comprised of the following:

                                             March 27, 1999   September 26, 1998
                                             --------------   ------------------

   Goodwill                                     $241,964           $237,812
   Debt origination costs                          6,224              6,224
   Other, principally noncompete agreements        5,092              5,076
                                                --------           --------
                                                 253,280            249,112
   Less:  Accumulated amortization                37,795             34,330
                                                --------           --------
                                                $215,485           $214,782
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

Net Income (Loss) Per Unit. Basic net income (loss) per limited partner Unit is computed by dividing net income (loss), after deducting the General Partner's 2% interest, by the weighted average number of outstanding Common Units and Subordinated Units. Diluted net income (loss) per limited partner Unit is computed by dividing net income (loss), after deducting the General Partner's 2% interest, by the weighted average number of outstanding Common Units and Subordinated Units and the weighted average number of Restricted Units granted under the Restricted Unit Award Plan which vest over time (See Note 6 - Restricted Unit Plan).

Reclassifications. Certain prior period balances have been reclassified to conform with the current period presentation.

3.       Distributions of Available Cash
--       -------------------------------

The Partnership makes distributions to its partners 45 days after the end of each fiscal quarter in an aggregate amount equal to its Available Cash for such quarter. Available Cash generally means all cash on hand at the end of the fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. In accordance with the Distribution Support Agreement among the Partnership, the General Partner and Millennium, to enhance the Partnership's ability to distribute the Minimum Quarterly Distribution on the Common Units, the General Partner has agreed to contribute to the Partnership cash in exchange for APUs. The APUs represent non-voting, limited partner Partnership interests with a stated value per unit of $100. The APUs are not entitled to cash distributions or allocations of any items of Partnership income, gain, loss, deduction or credit. The Partnership has not required any cash contributions in exchange for APUs from the General Partner since the distribution for the third and fourth fiscal quarters of the fiscal year ended September 27, 1997. On February 9, 1999 the Partnership paid the Minimum Quarterly Distributions on all outstanding Common Units for the fiscal quarter ended December 26, 1998. The Partnership did not make a quarterly distribution on its Subordinated Units (which are held by the General Partner) for said fiscal quarter. At March 27, 1999 the General Partner has contributed a total of $22,000 in exchange for 220,000 APUs and has a remaining maximum contribution obligation of $21,600 (representing 216,000
APUs) under the Distribution Support Agreement (See Note 7 - The Recapitalization).

4.       Commitments and Contingencies
--       -----------------------------

The Partnership leases certain property, plant and equipment for various periods under noncancelable leases. Rental expense under operating leases was $8,204 for the six months ended March 27, 1999.

The Partnership is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At March 27, 1999, accrued insurance liabilities amounted to

$22,274, representing the total estimated losses under these self-insurance programs. These liabilities represent the gross estimated losses as no claims or lawsuits, individually or in the aggregate, were estimated to exceed the Partnership's deductibles and its insurance policies.

The Partnership is also involved in various legal actions which have arisen in the normal course of business, including those relating to commercial transactions and product liability. Although any litigation is inherently uncertain based on past experience, the information currently available to it and the amount of self-insurance reserves for known and unasserted claims, the Partnership does not believe that the ultimate resolution of these matters will have a material adverse effect on the Partnership's financial position or future results of operations.

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

The Bank Credit Facilities consist of a $75,000 working capital facility and a $25,000 acquisition facility. The Operating Partnership's obligations under the Bank Credit Facilities are unsecured on an equal and ratable basis with the Operating Partnership's obligations under the Senior Notes. Borrowings under the Bank Credit Facilities bear interest at a rate based upon either LIBOR plus a margin, First Union National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .20% to .25% based upon certain financial tests is payable quarterly whether or not borrowings occur. As of March 27, 1999, such fee was .25%. The Bank Credit Facilities will expire September 30, 2000.

No amounts were outstanding under the Bank Credit Facilities as of September 26, 1998 and March 27, 1999.

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

For the six months ended March 27, 1999, interest expense was $16,389.

(See Note 7 - The Recapitalization, for information concerning the amendment of the Senior Note Agreement and the Bank Credit Facilities if the proposed recapitalization of the Partnership is completed.)

6.       Restricted Unit Plan
--       --------------------

The Partnership's 1996 Restricted Unit Award Plan authorizes the issuance of Common Units with an aggregate value of $15,000 to executives, managers and Elected Supervisors of the Partnership. Upon issuance of Restricted Units, unearned compensation is amortized ratably over the applicable vesting periods under the Plan. As of March 27, 1999, 7,772 Units were vested.

Following is a summary of activity in the Restricted Unit Plan:

                                            Units            Value Per Unit
                                          --------           ---------------

Outstanding September 26, 1998             621,811           $18.41 - $21.63
Awarded                                     74,143           $17.88 - $19.06
Forfeited                                  (14,632)          $17.88 - $19.91
                                          --------           ---------------
Outstanding  March 27,  1999               681,322           $17.88 - $21.63
                                          ========           ===============

For the six months ended March 27, 1999, the Partnership amortized $328 of unearned compensation. (See Note 7 - The Recapitalization, for information relating to the accelerated vesting of the Restricted Units.)

7.       The Recapitalization
--       --------------------

On November 27, 1998, the Partnership and the Operating Partnership entered into a Recapitalization Agreement with Millennium, the General Partner and Suburban Energy Services Group LLC (the "Successor General Partner"). (The Recapitalization Agreement was amended and restated on March 15, 1999.) The Recapitalization Agreement provides for a recapitalization of the Partnership (the "Recapitalization") that includes:

o The redemption by the Partnership of all 7,163,750 Subordinated Units and 220,000 APUs, which are owned by the General Partner, for $69,000 in cash.

o The sale by the General Partner of its combined 2% general partner interests in the Partnership and the Operating Partnership and its incentive distribution rights in the Partnership to the Successor General Partner for $6,000 in cash payable by the Successor General Partner (the "GP Interest Purchase").

o The amendment of the partnership agreements of the Partnership and the Operating Partnership to permit and effect the Recapitalization (which amendment includes, among other things, reducing the distribution levels that apply to the incentive distribution rights that will be purchased by the Successor General Partner).

o The termination of the Distribution Support Agreement among the Partnership, the General Partner and Millennium, which will be replaced by a liquidity arrangement provided by the Partnership under the Bank Credit Facilities, as amended on completion of the Recapitalization.

o An increase in the quarterly distribution to the Partnership's Unitholders from $0.50 to $0.5125 per Unit per quarter (from $2.00 to $2.05 per Unit per year), effective for the quarter in which the Recapitalization is completed. (The total amount of the increase consists of the existing Minimum Quarterly Distribution of $0.50 per Unit per quarter plus an additional $0.0125 per Unit per quarter above the Minimum Quarterly Distribution.)

The Partnership estimates that the total cost of the Recapitalization will be approximately $78,500, including the $69,000 redemption price for the Subordinated Units and APUs and approximately $9,500 in transaction fees and expenses (which includes the fees and expenses of the GP Interest Purchase).

The Successor General Partner, which was formed to replace the General Partner as the general partner of the Partnership and the Operating Partnership, will be owned by 42 executives and key employees of the Partnership. All of these individuals have elected to surrender substantially all of their Restricted Units before they vest (according to their terms, the Restricted Units will accelerate and convert into Common Units on completion of the Recapitalization) in exchange for the right to participate in a new compensation deferral plan of the Partnership and the Operating Partnership. The Partnership will deposit into a trust on behalf of these individuals a number of Common Units equal to the number of Restricted Units they surrender. The total number of Common Units that will be surrendered is expected to be 561,579. Pursuant to the new compensation deferral plan, these individuals will defer receipt of these Common Units and related distributions by the Partnership until the date the GP Loan is repaid in full or the seventh anniversary of the date the Recapitalization is completed, whichever they may choose, but subject to the earlier distribution and forfeiture provisions of the compensation deferral plan. The remaining 119,743 Restricted Units, which consist of unsurrendered Restricted Units and Units held by members of the Board of Supervisors, will accelerate and convert into Common Units on completion of the Recapitalization.

The Successor General Partner will borrow the $6,000 purchase price for the GP Interest Purchase from Mellon Bank, N.A. ("Mellon"). In connection with such loan (the "GP Loan"), the Operating Partnership will enter into a purchase agreement with Mellon on completion of the Recapitalization under which the Operating Partnership will be required and will have the right to purchase the note evidencing the GP Loan in the event of a default under the GP Loan by the Successor General Partner.

In addition, the Senior Note Agreement and the Bank Credit Facilities will be amended on completion of the Recapitalization. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information concerning these amendments.)

The Recapitalization, among other things, is subject to the approval of the Partnership's Common Unitholders holding at least a majority of the outstanding Common Units (excluding those holders of such Units who are members of the Partnership's management). On April 22, 1999, the Partnership filed with the SEC, and first mailed to its Common Unitholders who were holders of record of Common Units on April 12, 1999, a definitive Proxy Statement (the "Proxy Statement") for a special meeting of such Common Unitholders to be held on May 26, 1999 for the purpose of voting on the Recapitalization.

8.       Sale of Investment
--       ------------------

In December 1997, the Partnership sold its minority interest in the Dixie Pipeline Company, which owns and operates a propane pipeline, for net cash proceeds of $13,090 and realized a gain of $5,090.

9.       Subsequent Event - Common Unit Distribution
--       -------------------------------------------

On April 22, 1999 the Partnership announced a quarterly distribution of $0.50 per Limited Partner Common Unit for the first quarter of fiscal 1999 payable on May 11, 1999. The Partnership will not make a quarterly distribution on its Subordinated Units (which are held by the General Partner) for said fiscal quarter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS



Three Months Ended March 27, 1999
---------------------------------
Compared to Three Months Ended March 28, 1998
---------------------------------------------


REVENUES

Revenues decreased 3.6% or $8.4 million to $222.0 million for the three months ended March 27, 1999 as compared to $230.4 million for the three months ended March 28, 1998. Revenues from retail activities were $185.2 million for the three months ended March 27, 1999 which is consistent with the prior period's comparable quarter, as an increase in retail sales volumes was offset by lower propane costs resulting in lower sales prices to customers. Propane sold to retail customers increased 8.3% or 14.9 million gallons to 195.0 million gallons, as compared to 180.1 million gallons in the prior period's quarter. The increase in retail gallons is principally due to colder temperatures which nationwide were 6% colder than the prior period's quarter and 7% warmer than normal. Revenues from wholesale and hedging activities decreased $11.5 million or 38.5% to $18.4 million for the three months ended March 27, 1999 compared to $29.9 million in the prior period's comparable quarter. This decrease is attributed to the Partnership's reduced emphasis on wholesale marketing due to the low margin nature of the wholesale market and a decrease in the Partnership's product procurement and price risk management activities.

OPERATING EXPENSES

Operating expenses for the three months ended March 27, 1999 were $55.0 million which is consistent with the prior period's comparable quarter.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 21.7% or $1.3 million to $7.3 million for the three months ended March 27, 1999 as compared to $6.0 million for the three months ended March 28, 1998. The increase is primarily attributable to the absence of offsetting dividend income earned in the prior year's quarter on the sold investment in the Dixie Pipeline Company and higher information systems expenses.

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA

Income before interest expense and income taxes increased $10.0 million to $54.8 million compared to $44.8 million in the prior period's second quarter. EBITDA increased $9.6 million to $63.5 million. The increase in income before interest expense and income taxes and EBITDA is primarily attributable to higher overall gross profit resulting from the increase in retail gallons sold, partially offset by the increase in general and administrative expenses.

EBITDA (earnings before interest, taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with or superior to generally accepted accounting principles, but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution. Because EBITDA excludes some, but not all, items that affect net income and this measure may vary among companies, the EBITDA data presented may not be comparable to similarly titled measures of other companies.

INTEREST EXPENSE

Net interest expense was $7.6 million for the three months ended March 27, 1999 as compared to $7.7 million in the prior year's quarter. The decrease of $0.1 million is attributable to higher interest income on increased short-term investment balances.


Six Months Ended March 27, 1999
-------------------------------
Compared to Six Months Ended March 28, 1998
-------------------------------------------

REVENUES

Revenues decreased 12.0% or $52.1 million to $383.2 million for the six months ended March 27, 1999 as compared to $435.3 million for the six months ended March 28, 1998. Revenues from retail activities decreased $34.0 million or 9.8% to $312.4 million for the six months ended March 27, 1999 compared to $346.4 million in the same period in the prior year. The decrease is primarily attributable to lower propane costs resulting in lower sales prices to customers and, to a lesser extent, a decline in retail volumes. Propane sold to retail customers decreased 1.7% or 5.8 million gallons to 332.6 million gallons, as compared to 338.4 million gallons in the same period in the prior year. The decrease in retail gallons is principally due to warmer temperatures which nationwide were 9% warmer than normal during the six month period and 2% warmer than the prior year's period. Revenues from wholesale and hedging activities decreased $20.6 million or 40.6% to $30.1 million for the six months ended March 27, 1999 compared to $50.7 million the same period in the prior year. This decrease is attributed to the Partnership's reduced emphasis on wholesale marketing due to the low margin nature of the wholesale market and a decrease in the Partnership's product procurement and price risk management activities.

OPERATING EXPENSES

Operating expenses decreased 1.7% or $1.8 million to $107.2 million for the six months ended March 27, 1999 as compared to $109.1 million for the six months ended March 28, 1998. The decrease in operating expenses is principally attributable to lower payroll and benefit costs and vehicle fuel expenses resulting from lower propane costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 20.7% or $2.5 million to $14.6 million for the six months ended March 27, 1999 as compared to $12.1 million for the six months ended March 28, 1998. The increase is primarily attributable to the absence of offsetting dividend income earned in the prior year's period on the sold investment in the Dixie Pipeline Company and higher information systems expenses.

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA

Results for the prior year's six month period include a $5.1 million gain from the sale of an investment in the Dixie Pipeline Company, which the Partnership sold after determining it did not offer any strategic business advantages. Excluding this one-time item, income before interest expense and income taxes increased $4.0 million to $78.7 million in the six months ended March 27, 1999 compared to $74.7 million in the prior year's comparable period. EBITDA, excluding the one-time item, increased $3.1 million to $96.3 million. The increase in income before interest expense and income taxes and EBITDA is primarily attributable to higher overall gross profit of $3.8 million reflecting higher appliance, materials and installation revenues and an increase in overall retail unit margins.

EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with or superior to generally accepted accounting principles, but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution. Because EBITDA excludes some, but not all, items that affect net income and this measure may vary among companies, the EBITDA data presented may not be comparable to similarly titled measures of other companies.

INTEREST EXPENSE

Net interest expense decreased $0.7 million to $15.2 million in the six months ended March 27, 1999 compared to $15.9 in the comparable prior period. The decrease is attributable to higher interest income on significantly increased cash investments.

HEDGING

The Partnership engages in hedging transactions to reduce the effect of price volatility on its product costs and to help ensure the availability of propane during periods of short supply. The Partnership is currently a party to propane futures contracts on the New York Mercantile Exchange and enters into agreements to purchase and sell propane at fixed prices in the future. These activities are monitored by management through enforcement of the Partnership's Commodity Trading Policy. Hedging does not always result in increased product margins and the Partnership does not consider hedging activities to be material to operations or liquidity for the six month period ended March 27, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonal nature of the propane business, cash flows from operating activities are greater during the winter and spring seasons as customers pay for propane purchased during the heating season. For the six months ended March 27, 1999, net cash provided by operating activities was $45.3 million compared to cash provided by operating activities of $46.5 million in the six months ended March 28, 1998. The decrease of $1.2 million was primarily due to payment of accrued incentive compensation and a decrease in customer deposits and advances, partially offset by an increase in net income, net of the gain on disposal of the investment in the Dixie Pipeline Co.

Net cash used in investing activities was $8.2 million during the six months ended March 27, 1999 consisting of capital expenditures of $5.9 million (including $1.6 million for maintenance expenditures and $4.3 million to support the growth of operations) and acquisition payments of $4.3 million, offset by proceeds from the sales of property, plant and equipment of $2.0 million. Net cash provided by investing activities was $5.9 million for the six months ended March 28, 1998 which included proceeds of $13.1 million from the sale of the Partnership's minority interest in the Dixie Pipeline Co., $4.1 million from the sale of property, plant and equipment, offset by business acquisition payments of $3.7 million and capital expenditures of $7.6 million (including $3.5 million for maintenance expenditures and $4.1 million to support the growth of operations).

Net cash used in financing activities for the six months ended March 27, 1999 was $22.1 million, principally reflecting the Partnership's distribution.

Net cash provided by financing activities for the six months ended March 28, 1998 was $9.9 million, reflecting proceeds of the General Partner's APU contributions of $12.0 million offset by the Partnership's distributions of $21.9 million.

The Partnership has announced that it will make a distribution of $.50 per Unit to its Common Unitholders on May 11, 1999 for the second fiscal quarter of 1999. The Partnership will not make a distribution to the Subordinated Unitholder for said fiscal quarter. The Partnership does not anticipate utilizing proceeds available under the Distribution Support Agreement with respect to the funding of the Minimum Quarterly Distribution for the third quarter of fiscal 1999.

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

In connection with the Recapitalization (see Note 7 - The Recapitalization), the Operating Partnership will amend the Bank Credit Facilities to, among other things, (i) extend the maturity date to March 31, 2001, (ii) amend the minimum adjusted consolidated net worth covenant to reduce the required minimum net worth of the Operating Partnership from $125 to $50 million, (iii) provide for a $22 million liquidity subfacility to be available to finance certain shortfalls in the payment of the Minimum Quarterly Distribution, (iv) exclude from the mandatory prepayment provision an amount sufficient to purchase the $6 million GP Loan if an event of default occurs under such loan, (v) decrease the maximum ratio of consolidated total indebtedness to EBITDA (as defined in the Bank Credit Facilities) from 5.25 to 1.00 to 5.10 to 1.00, (vi) modify certain definitions and covenants relating to the ownership of the General Partner and the Operating Partnership, (vii) increase the Applicable Margins (as defined in the Bank Credit Facilities) and (viii) provide for the lenders' consents to the amendments to the Partnership Agreement and the Senior Note Agreement contemplated by the Recapitalization and to the termination of the Distribution Support Agreement.

In connection with the Recapitalization (see Note 7 - The Recapitalization), the Senior Note Agreement will be amended to, among other things, (i) reduce the minimum adjusted consolidated net worth requirement from $125 to $50 million,
(ii) create a financial covenant exception for non-recurring, non-cash charges to be incurred in connection with the Recapitalization, (iii) decrease the maximum ratio of consolidated total indebtedness to EBITDA from 5.25 to 5.10, with a further decrease to 5.00 effective as of April 1, 2001, and (iv) include a new interest coverage maintenance test requiring the Operating Partnership to maintain a ratio of consolidated EBITDA (as defined in the Senior Note

Agreement) for any four fiscal quarters to consolidated interest expense for such period of at least 2.50 to 1.0. The Partnership has obtained the consent of a majority of the holders of the Senior Notes to (i) the replacement of the General Partner with the Successor General Partner, (ii) the amendments to the Partnership Agreements necessary for the Recapitalization, (iii) the termination of the Distribution Support Agreement and (iv) the distribution by the Operating Partnership to the Partnership of borrowings under the Bank Credit Facilities, as amended on completion of the Recapitalization, as necessary to permit the Partnership to pay the redemption price for the Subordinated Units and APUs that will be redeemed from the General Partner on completion of the Recapitalization. In consideration for granting their consent to the foregoing, the Operating Partnership will pay a fee to each holder of Senior Notes in an amount equal to 0.375% of the outstanding principal amount of Senior Notes held by such holder. The total amount of such fees is expected to be $1.6 million.

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

In the second half of 1997, the Partnership began to identify the Y2K exposure of its IT systems by focusing upon those systems and applications it considered critical to its ability to operate its business, supply propane to its customers, and accurately account for those services. The critical systems identified were the retail/sales, the human resources/payroll and the general ledger/financial accounting systems. Based upon the reasonable assurances of the software developers and vendors, the Partnership believes that it has replaced the human resources/payroll and the general ledger/financial accounting systems with Y2K compliant versions. In addition, the Partnership has retained the services of a third party vendor to assist in the remediation of its retail/sales system, as well as the majority of the programs supporting this system. The Partnership anticipates that the retail/sales system will be Y2K compliant by June 1999.

The Partnership has also developed and is currently implementing a comprehensive Y2K project plan to identify and address both its non-critical IT and non-IT systems that could potentially be impacted by Y2K. The Y2K project plan for non-critical systems is currently on schedule. In conjunction with this plan and in an effort to improve its business efficiency, the Partnership made the decision to replace all its computer hardware and PC-based computer software, as well as to migrate the majority of its network-based software to a server environment. According to the reasonable representations of the manufacturers, software developers and vendors, all of the newly purchased IT hardware and PC software are functionally Y2K compliant with some minor issues outstanding.

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

As of April 30, 1999, the Partnership has incurred approximately $0.93 million to address its Y2K issues. It is currently estimated that the Partnership will spend between $1.0 and $1.25 million to complete its Y2K compliance program. This figure does not include the amounts spent to upgrade and replace computer hardware and PC-based software. The Partnership does not view the foregoing costs as having a material impact upon its overall financial position and has not delayed or eliminated any other scheduled computer upgrades or replacements due to the Y2K compliance project.

The Partnership has completed the testing, as well as any required remediation, of all but one of its critical IT systems. Remediation and testing of the remaining system is scheduled to be completed by June 1999. In addition to testing the individual systems, the Partnership anticipates conducting an overall IT system Y2K compliance test by June 1999. The Partnership is developing a formal Y2K contingency plan that is to be in place prior to July 31, 1999, which will be based upon its overall disaster recovery plan. At this time, the Partnership anticipates that its Y2K contingency plan will be based upon manual processes and procedures.

While propane itself is not date-dependent, the supply, transportation and consumption of propane is dependent upon third parties, beyond the control of the Partnership, which may have systems potentially impacted by the Y2K issue. The Partnership has contacted the 335 vendors/suppliers identified as being significant to its business and to date has received 249 written responses regarding Y2K from these parties. Within the group of significant vendors/suppliers, 78 firms have been identified as critical to the Partnership's business; 77 of these 78 firms have, to date, responded in writing to the Partnership's requests regarding Y2K. The responses received by the Partnership typically outline Y2K compliance programs in effect at these firms and disclose anticipated compliance dates ranging from the first to the fourth calendar quarters of 1999. The Partnership has contacted those vendors/suppliers identified as critical whose response outlined a Y2K compliance program to compare the status of the respective program to the deadlines identified. No vendor/supplier has, to date, indicated that it will not be Y2K compliant by the fourth quarter of 1999. The Partnership intends to continue to follow up with vendors/suppliers who have not provided written responses and address potential issues contained in responses through the third calendar quarter of 1999. The Partnership believes that by obtaining these responses, it will be able to minimize any potential business interruption arising out of Y2K's impact upon these vendors/suppliers. Further, although the Y2K failure of any one customer will not have a material adverse effect upon the Partnership, if a significant percentage of either its customers and/or vendors/suppliers fail in achieving Y2K compliance, the Y2K issue may have a material adverse impact upon the Partnership's operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

As of March 27, 1999, the Partnership was party to propane forward contracts with various third parties and futures traded on the New York Mercantile Exchange ("NYMEX"). Such contracts provide that the Partnership sell or acquire propane at a fixed price at fixed future dates. At expiration, the contracts are settled by the delivery of propane to the respective party or are settled by the payment of a net amount equal to the difference between the then current price of propane and the fixed contract price. The contracts are entered into for purposes other than trading in anticipation of market movements, and to manage and hedge exposure to fluctuating propane prices as well as to help ensure the availability of propane during periods of high demand.

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

SENSITIVITY ANALYSIS

In an effort to estimate the exposure of unfavorable market price movements, a sensitivity analysis of open positions as of March 27, 1999 was performed. Based on this analysis, a hypothetical 10% adverse change in market prices for each of the future months for which a future and/or forward contract exists indicates a potential loss in future earnings of $2.4 million as of March 27, 1999.

The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                                     Part II



Item 4.
Submission of Matters to a Vote of Security Holders

                  No matters were submitted to a vote of security holders during the period of this report. However, the Recapitalization will be submitted, pursuant to the definitive Proxy Statement of the Partnership filed with the SEC and first mailed to Common Unitholders who were holders of record of Common Units on April 12, 1999, for a vote of such Unitholders to be held at 8:30 a.m. on Wednesday, May 26, 1999, at the Partnership's principal executive offices at One Suburban Plaza, 240 Route 10 West, Whippany, New Jersey. The Proxy Statement is hereby incorporated by this reference herein.


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits
                           (27)  Financial Data Schedule

                  (b)      Reports on Form 8-K
                           Report on Form 8-K dated April 23, 1999, regarding the Partnership's earnings and regular quarterly distribution for the Common Units for the quarter ended March 27, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized:











                                  SUBURBAN PROPANE PARTNERS, L.P.


Date:  May 10, 1999                 By  /s/ Anthony M. Simonowicz
                                        -------------------------
                                        Anthony M. Simonowicz
                                        Vice President, Chief Financial Officer





                                    By  /s/ Edward J. Grabowiecki
                                        -------------------------
                                        Edward J. Grabowiecki
                                        Controller and Chief Accounting Officer