Form 10-Q
period 1999-06-26
SUBURBAN PROPANE PARTNERS LP
filed 1999-08-10
CIK 1005210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 26, 1999
                               -------------
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 16 OF THE SECURITIES
         EXCHANGE ACT OF 1934

for the transition period from        to
                               ------    ------

Commission File Number:  1-14222

                         SUBURBAN PROPANE PARTNERS, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                       22-3410353
--------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

240 ROUTE 10 WEST,   WHIPPANY, NJ             07981
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 1999:

Suburban Propane Partners, L.P. -   22,235,662 Common Units

This Report contains a total of 25 pages.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                          PAGE
Part 1  Financial Information                                             ----

        Item 1 - Financial Statements

        SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
        ------------------------------------------------

          Condensed Consolidated Balance Sheets as of
          June 26, 1999 and September 26, 1998                             4

          Condensed Consolidated Statements of Operations for
          the three months ended June 26, 1999 and June 27, 1998           5

          Condensed Consolidated Statements of Operations for
          the nine months ended June 26, 1999 and June 27, 1998            6

          Condensed Consolidated Statements of Cash Flows for the
          three and nine months ended June 26, 1999 and June 27, 1998      7

          Condensed Consolidated Statement of Partners' Capital
          for the nine months ended June 26, 1999                          8

          Notes to Condensed Consolidated Financial Statements            9-14

        Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     15-21

        Item 3 - Quantitative and Qualitative Disclosures about
                 Market Risk                                             21-22

Part 2  Other Information

        Item 4 - Submission of Matters to a Vote of Security Holders      23
        Item 6 - Exhibits and Reports on Form 8-K                         24

        Signatures                                                        25


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

the impact of regulatory developments on the Partnership's business, including the resolution of Final Rule HM-225 (49 CFR 171.5) promulgated by the research and special programs administration of the U.S Department of Transportation; the impact of legal proceedings on the Partnership's business; and the impact of the recently completed Recapitalization (including the use of a significant portion of the Partnership's then cash-on-hand to retire all outstanding Subordinated Units and Additional Partnership Units and the replacement of the distribution support arrangement provided by an affiliate of the departed general partner with a liquidity arrangement provided by the Partnership). All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by such cautionary statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                 JUNE 26,      SEPTEMBER 26,
                                                                  1999             1998
                                                               (UNAUDITED)       (AUDITED)
                                                               -----------     -------------

ASSETS
Current assets:
    Cash & cash equivalents ..................................   $  19,634       $  59,819
    Accounts receivable, less allowance for doubtful
     accounts of $2,537 and $2,382, respectively .............      38,297          39,134
    Inventories ..............................................      26,155          29,962
    Prepaid expenses and other current assets ................       4,637           3,866
                                                                 ---------       ---------
            Total current assets .............................      88,723         132,781
Property, plant and equipment, net ...........................     328,367         343,828
Net prepaid pension cost .....................................      33,755          34,556
Goodwill & other intangibles assets, net .....................     215,767         214,782
Other assets .................................................       5,907           3,618
                                                                 ---------       ---------
             Total assets ....................................   $ 672,519       $ 729,565
                                                                 =========       =========



LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable .........................................   $  31,712       $  31,315
    Accrued employment and benefit costs .....................      17,415          20,926
    Accrued insurance ........................................       5,520           4,830
    Customer deposits and advances ...........................       8,503          16,241
    Accrued interest .........................................      16,036           8,198
    Other current liabilities ................................       9,587          10,040
                                                                 ---------       ---------
              Total current liabilities ......................      88,773          91,550
Long-term debt ...............................................     427,625         427,897
Postretirement benefits obligation ...........................      34,838          35,980
Accrued insurance ............................................      17,141          16,574
Other liabilities ............................................       8,328           9,764
                                                                 ---------       ---------
               Total liabilities .............................     576,705         581,765

Partners' capital:
      Common Unitholders .....................................      93,221          84,847
      Subordinated Unitholder ................................           0          49,147
      General Partner ........................................       2,593          24,488
      Unearned compensation ..................................           0         (10,682)
      Deferred compensation trust ............................     (10,712)              0
      Common Units held in trust, at cost ....................      10,712               0
                                                                 ---------       ---------
                Total partners' capital ......................      95,814         147,800
                                                                 ---------       ---------

                Total liabilities and partners' capital ......   $ 672,519       $ 729,565
                                                                 =========       =========


The accompanying notes are an integral part of these condensed consolidated financial statements.



                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per Unit amounts)
                                   (unaudited)

                                                      THREE MONTHS ENDED
                                               JUNE 26, 1999      JUNE 27, 1998
                                               -------------      -------------
Revenues
     Propane ...............................     $ 105,874          $ 110,463
     Other .................................        16,031             14,646
                                                 ---------          ---------
                                                   121,905            125,109

Costs and expenses
    Cost of sales ..........................        52,347             57,574
    Operating ..............................        52,194             52,848
    Depreciation and amortization ..........         8,689              9,079
    General and administrative expenses ....         7,720              8,533
    Recapitalization costs .................        18,903                  0
                                                 ---------          ---------
                                                   139,853            128,034
                                                 ---------          ---------

(Loss) before interest expense and
    provision for income taxes .............       (17,948)            (2,925)
Interest expense, net ......................         7,324              7,306
                                                 ---------          ---------
(Loss) before provision for income taxes ...       (25,272)           (10,231)
Provision for income taxes .................            21                  4
                                                 ---------          ---------
    Net (loss) .............................     $ (25,293)         $ (10,235)
                                                 =========          =========


General Partner's interest in net (loss) ...     $    (506)         $    (205)
                                                 ---------          ---------
Limited Partners' interest in net (loss) ...     $ (24,787)         $ (10,030)
                                                 =========          =========
Basic and diluted net (loss) per Unit ......     $   (0.93)         $   (0.35)
Weighted average number of Units outstanding        26,563             28,726
                                                 =========          =========













The accompanying notes are an integral part of these condensed consolidated financial statements.



                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per Unit amounts)
                                   (unaudited)

                                                             NINE MONTHS ENDED
                                                     JUNE 26, 1999      JUNE 27, 1998
                                                     -------------      -------------
Revenues
     Propane .......................................   $ 448,309          $ 507,502
     Other .........................................      56,790             52,922
                                                       ---------          ---------
                                                         505,099            560,424

Costs and expenses
    Cost of sales ..................................     217,455            278,582
    Operating ......................................     159,440            161,914
    Depreciation and amortization ..................      26,201             27,544
    General and administrative expenses ............      22,308             20,617
    Recapitalization costs .........................      18,903                  0
    Gain on sale of investment in Dixie Pipeline Co.           0             (5,090)
                                                       ---------          ---------
                                                         444,307            483,567
                                                       ---------          ---------

Income before interest expense and
     provision for income taxes ....................      60,792             76,857
Interest expense, net ..............................      22,507             23,155
                                                       ---------          ---------
Income before provision for income taxes ...........      38,285             53,702
Provision for income taxes .........................          47                 25
                                                       ---------          ---------
    Net income .....................................   $  38,238          $  53,677
                                                       =========          =========


General Partner's interest in net income ...........   $     765          $   1,074
                                                       ---------          ---------
Limited Partners' interest in net income ...........   $  37,473          $  52,603
                                                       =========          =========
Basic and diluted net income per Unit ..............   $    1.34          $    1.83
Weighted average number of Units outstanding .......      28,005             28,726
                                                       =========          =========












 The accompanying notes are an integral part of these condensed consolidated financial statements.



                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       JUNE 26,     JUNE 27,         JUNE 26,     JUNE 27,
                                                                         1999         1998             1999         1998
                                                                     ------------ ------------     ------------ ------------
 Cash flows from operating activities:
     Net (loss)/income ..............................................  $ (25,293)   $ (10,235)       $  38,238    $  53,677
     Adjustments to reconcile net (loss)/income to net cash
      provided by operations:
          Depreciation ..............................................      6,691        7,296           20,385       22,001
          Amortization ..............................................      1,998        1,783            5,816        5,543
          (Gain)  on disposal of investment .........................          0            0                0       (5,090)
          Loss (gain) on disposal of property, plant and
            equipment ...............................................         33           59              (79)      (1,348)
          Recapitalization costs ....................................     18,903            0           18,903            0
     Changes in operating assets and liabilities, net of
      acquisitions and dispositions:
          Decrease in accounts receivable ...........................     26,201       27,434              837        4,482
          (Increase)/decrease in inventories ........................       (886)      (1,591)           3,807        8,997
          Decrease/(increase) in prepaid expenses and other
           current assets ...........................................      2,246        1,498             (771)       1,285
          (Decrease)/increase  in accounts payable ..................     (1,563)      (3,257)             397      (10,661)
          Increase/(decrease)  in accrued employment
           and benefit costs ........................................      1,147        1,763           (3,069)       2,499
          Increase in accrued interest ..............................      7,810        7,773            7,838        7,710
          Increase/(decrease) in other accrued liabilities ..........        281       (2,208)          (7,499)      (8,131)
     Other noncurrent assets ........................................       (572)        (537)          (2,058)      (1,587)
     Deferred credits and other noncurrent liabilities ..............     (1,160)       1,425           (1,596)      (1,702)
                                                                       ---------    ---------        ---------    ---------
                Net cash provided by operating activities ...........     35,836       31,203           81,149       77,675
                                                                       ---------    ---------        ---------    ---------
Cash flows from investing activities:
      Capital expenditures ..........................................     (1,870)      (1,557)          (7,726)      (9,199)
      Acquisitions ..................................................       (295)        (370)          (4,631)      (4,063)
      Proceeds from sale of investment ..............................          0            0                0       13,090
      Proceeds from sale of property, plant and equipment, net ......      1,129          778            3,081        4,882
                                                                       ---------    ---------        ---------    ---------
               Net cash (used in) provided by  investing activities .     (1,036)      (1,149)          (9,276)       4,710
                                                                       ---------    ---------        ---------    ---------
Cash flows from financing activities:
      Long-term debt repayments .....................................       (640)        (259)            (688)        (260)
      Redemption of subordinated units and APUs .....................    (69,000)           0          (69,000)           0
      Payment of recapitalization costs .............................     (9,367)           0           (9,367)           0
      Proceeds from General Partner APU contribution ................          0            0                0       12,000
      Partnership distribution ......................................    (11,001)     (10,926)         (33,003)     (32,778)
                                                                       ---------    ---------        ---------    ---------
               Net cash  (used in)  financing activities ............    (90,008)     (11,185)        (112,058)     (21,038)
                                                                       ---------    ---------        ---------    ---------
Net  (decrease)/increase  in cash and cash equivalents ..............    (55,208)      18,869          (40,185)      61,347
Cash and cash equivalents at beginning of period ....................     74,842       61,814           59,819       19,336
                                                                       ---------    ---------        ---------    ---------
Cash and cash equivalents at end of period ..........................  $  19,634    $  80,683        $  19,634    $  80,683
                                                                       =========    =========        =========    =========

Supplemental disclosure of cash flow information:
      Cash paid for interest ........................................  $     298    $     319        $  16,581    $  16,662
                                                                       =========    =========        =========    =========
Non-cash investing and financing activities
      Assets acquired by incurring note payable .....................  $    --      $    --          $    --      $     250
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




                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)

                                                                                                               Unearned
                                                                                     Common     Deferred     Compensation   Total
                                    Number of Units                         General   Units    Compensation   Restricted  Partners'
                                 Common  Subordinated  Common  Subordinated Partner  in Trust     Trust         Units      Capital
                                -------- ------------ -------- ------------ -------  --------  ------------  ------------ ---------

Balance at September 26, 1998..   21,562       7,164   $84,847   $49,147    $24,488                              $(10,682) $147,800

Net Grants Issued under
restricted unit plan ..........                          1,154                                                     (1,154)       --

Partnership Distribution ......                        (32,343)                (660)                                        (33,003)

Amortization of Restricted
Unit compensation .............                                                                                       443       443

Recapitalization transactions..      674      (7,164)   17,273    (64,330)  (22,000)   10,712      (10,712)        11,393   (57,664)

Net income ....................       --          --    22,290     15,183       765                                          38,238
                                -------- ------------ -------- ------------ -------  --------  ------------  ------------ ---------

Balance at June 26, 1999 ......   22,236         --    $93,221   $    --    $ 2,593   $10,712    $ (10,712)      $    --   $ 95,814
                                ======== ============ ======== ============ =======  ========  ============  ============ =========




























 The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 26, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.       PARTNERSHIP ORGANIZATION AND FORMATION
         --------------------------------------

Suburban Propane Partners, L.P. (the "Partnership") and its subsidiary, Suburban Propane, L.P. (the "Operating Partnership"), were formed on October 19, 1995 to acquire and operate the propane business and assets of Suburban Propane, a division of Quantum Chemical Corporation (the "Predecessor Company"). In addition, Suburban Sales & Service, Inc. (the "Service Company"), a subsidiary of the Operating Partnership, was formed to acquire and operate the service work, appliance and parts businesses of the Predecessor Company. The Partnership, the Operating Partnership, the Service Company and a corporate
operating  entity  subsequently   acquired  by  the  Operating  Partnership  are
collectively referred to hereinafter as the "Partnership Entities". The Operating Partnership and the Service Company commenced operations on March 5, 1996 (the "IPO Date") upon consummation of an initial public offering.

From the Closing Date through May 26, 1999, Suburban Propane GP, Inc. (the "General Partner"), an indirect wholly-owned subsidiary of Millennium Chemicals Inc. ("Millennium"), served as the general partner of the Partnership and Operating Partnership owning a 1% general partner interest in the Partnership and a 1.0101% general partner interest in the Operating Partnership. In addition, the General Partner owned a 24.4% limited partner interest and a special limited partner interest in the Partnership. The limited partner interest was evidenced by 7,163,750 Subordinated Units and the special limited partner interest was evidenced by 220,000 Additional Partnership Units ("APUs").

On May 26, 1999, the Partnership completed a recapitalization (the "Recapitalization") which included the redemption of the Subordinated Units and APUs from the General Partner, and the general partner was replaced with a new General Partner, Suburban Energy Services Group LLC (the "Successor General Partner"), owned by certain employees of the Partnership (See Note 7 - The Recapitalization).

2.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         --------------------------------------------------------------------

BASIS OF PRESENTATION. The condensed consolidated financial statements include the accounts of the Partnership Entities. All significant intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). They include all adjustments which the Partnership considers necessary for a fair statement of the results for the interim period presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These condensed financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the fiscal year ended September 26, 1998, as amended and restated on Form 10-K/A filed with the SEC on April 22, 1999. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

FINANCIAL INSTRUMENTS. The Partnership routinely uses propane futures and forward contracts to reduce the risk of future price fluctuations and to help ensure supply during periods of high demand. Gains and losses on futures and forward contracts designated as hedges are deferred and recognized in cost of sales as a component of the product cost for the related hedged transaction. In order for a future or forward contract to be accounted for as a hedge, the item to be hedged must expose the Partnership to price risk and the future or forward must reduce such price risk. As the Partnership is subject to propane market pricing and the propane forwards and futures highly correlate with changes in the market price of propane, hedge accounting is often utilized. The Partnership accounts for financial instruments which do not meet the hedge criteria or for hedging transactions which are terminated, under the mark or market rules which require gains or losses to be immediately recognized in earnings as a component of operating expense. In the Consolidated Statement of Cash Flows, cash flows from qualifying hedges are classified in the same category as the cash flows from the items being hedged.

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

Accumulated depreciation at June 26, 1999 and September 26, 1998 was $161,973 and $141,669, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and other intangible assets are comprised of the following:

                                              JUNE 26,1999   SEPTEMBER 26, 1998
                                              ------------   ------------------

     Goodwill                                    $242,226          $237,812
     Debt origination costs                         8,024             6,224
     Other, principally noncompete agreements       5,092             5,076
                                                 --------          --------
                                                  255,342           249,112
     Less:  Accumulated amortization               39,575            34,330
                                                 --------          --------
                                                 $215,767          $214,782
                                                 ========          ========

INCOME TAXES. As discussed in Note 1, the Partnership Entities consist of two limited partnerships, the Partnership and the Operating Partnership, and two corporate entities, including the Service Company. For federal and state income tax purposes, the earnings attributed to the Partnership and Operating Partnership are included in the tax returns of the individual partners. As a result, no recognition of income tax expense has been reflected in the Partnership's consolidated financial statements relating to the earnings of the Partnership and Operating Partnership. The earnings attributed to the corporate entities are subject to federal and state income taxes. Accordingly, the Partnership's consolidated financial statements reflect income tax expense related to the corporate entities' earnings.

NET INCOME (LOSS) PER UNIT. Effective May 26, 1999, the Partnership completed its Recapitalization and redeemed all 7,163,750 Subordinated Units. In addition, pursuant to the change of control provisions of the Partnership's 1996 Restricted Unit Award Plan ("Restricted Unit Plan"), all Restricted Units issued and outstanding on May 26, 1999, totaling 673,165 Units, vested and converted into Common Units (See Note 6 - Restricted Unit Plan). Basic net income (loss) per limited partner Unit is computed by dividing net income (loss), after deducting the General Partner's 2% interest, by the weighted average number of outstanding Common Units and Subordinated Units. Diluted net income (loss) per limited partner Unit is computed by dividing net income (loss), after deducting the General Partner's 2% interest, by the weighted average number of outstanding Common Units, Subordinated Units, and the time vested Restricted Units granted under the Restricted Unit Award Plan.

NEW ACCOUNTING STANDARD. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Statement No. 133 requires entities to record derivatives as assets or liabilities on the balance sheet and to measure them at fair value. FASB has delayed this standard's effective date for one year, as such it is effective for the Partnership's 2001 fiscal year. Management is currently evaluating the impact this statement may have on the Partnership's financial statements.

RECLASSIFICATIONS. Certain prior period balances have been reclassified to conform with the current period presentation.

3.       DISTRIBUTIONS OF AVAILABLE CASH
         -------------------------------

The Partnership makes distributions to its partners 45 days after the end of each fiscal quarter in an aggregate amount equal to its Available Cash for such quarter. Available Cash generally means all cash on hand at the end of the fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. Effective with the completion of the Recapitalization (See Note 7 - The Recapitalization), the Distribution Support Agreement among the Partnership, the General Partner and Millennium, which was used to enhance the Partnership's ability to distribute the Minimum Quarterly Distribution on Common Units, was terminated and replaced by a $22,000 liquidity subfacility provided by the Partnership under the Partnership's Bank Credit Facilities (See Note 5 - Long-Term Debt and Bank Credit Facilities). Under the Distribution Support Agreement, the General Partner had agreed to contribute to the Partnership cash in exchange for APUs. In connection with the Recapitalization, the Partnership redeemed all the outstanding APUs representing $22,000 that the General Partner had previously contributed under the Distribution Support Agreement. On May 11, 1999 the Partnership paid the Minimum Quarterly Distributions on all outstanding Common Units for the fiscal quarter ended March 27, 1999. In conjunction with the completion of the Partnership's Recapitalization, the Partnership has increased the quarterly distribution to Unitholders from $0.50 to $0.5125 per Unit per quarter effective for the fiscal quarter ended June 26, 1999. The total amount consists of the existing Minimum Quarterly Distribution of $0.50 per Unit per quarter plus an additional $0.0125 per Unit per quarter above the Minimum Quarterly Distribution.

4.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

The Partnership leases certain property, plant and equipment for various periods under noncancelable leases. Rental expense under operating leases was $13,442 for the nine months ended June 26, 1999.

The Partnership effectively is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At June 26, 1999, accrued insurance liabilities amounted to $22,661, representing the total estimated losses under these self-insurance programs. These liabilities represent the gross estimated losses as no claims or lawsuits, individually or in the aggregate, were estimated to exceed the Partnership's deductibles on its insurance policies.

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

5.       LONG-TERM DEBT AND BANK CREDIT FACILITIES
         -----------------------------------------

On the Closing Date, the Operating Partnership issued $425,000 of Senior Notes with an annual interest rate of 7.54%. The Operating Partnership's obligations under the Senior Note Agreement are unsecured and rank on an equal and ratable basis with the Operating Partnership's obligations under the Bank Credit Facilities discussed below. The Senior Notes will mature June 30, 2011, and require the principal be paid in equal annual installments of $42,500 starting June 30, 2002.

The Bank Credit Facilities consist of a $75,000 working capital facility and a $25,000 acquisition facility. The Operating Partnership's obligations under the Bank Credit Facilities are unsecured on an equal and ratable basis with the Operating Partnership's obligations under the Senior Notes. Borrowings under the Bank Credit Facilities bear interest at a rate based upon either LIBOR plus a margin, First Union National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .25% to .50% based upon certain financial tests is payable quarterly whether or not borrowings occur. As of June 26, 1999, such fee was .50%.

No amounts were outstanding under the Bank Credit Facilities as of September 26, 1998 and June 26, 1999.

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

In connection with the Recapitalization (See Note 7 - The Recapitalization), the Partnership amended the Bank Credit Facilities to, among other things, extend the maturity date to March 31, 2001, amend certain covenants, increase the applicable interest rate margins, and provide for a $22,000 liquidity subfacility for the payment of the Minimum Quarterly Distribution under certain circumstances. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information concerning these amendments.)

The Partnership also amended the Senior Note Agreement in connection with the Recapitalization. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information concerning these amendments.)

For the nine months ended June 26, 1999, interest expense was $24,518.

6.       RESTRICTED UNIT PLAN
         --------------------

The Restricted Unit Plan authorizes the issuance of Common Units with an aggregate value of $15,000 to executives, managers and Elected Supervisors of the Partnership. Upon issuance of Restricted Units, unearned compensation is amortized ratably over the applicable vesting periods under the Plan. According to the change of control provisions of the Restricted Unit Plan, all outstanding Restricted Units on the closing date of the Recapitalization vested and converted into Common Units.

Following is a summary of activity in the Restricted Unit Plan:

                                                  UNITS          VALUE PER UNIT
                                                  -----          --------------
Outstanding September 26, 1998                   621,811        $18.41 - $21.63
Awarded                                           74,143        $17.88 - $19.06
Forfeited                                        (22,789)       $17.88 - $19.91
Vested and converted to Common Units             673,165        $17.88 - $21.63
                                                 -------        ---------------
Outstanding June 26, 1999                          -0-          $      -
                                                 =======        ===============

For the nine months ended June 26, 1999, the Partnership amortized $443 of unearned compensation and recorded an expense of $11,393 related to the accelerated vesting on the closing date of the Recapitalization which is included in recapitalization costs in the accompanying statements of operations. (See Note 7 - The Recapitalization.) As of June 26, 1999, 58,542 units remain available for future award under the Restricted Unit Plan.

7.       THE RECAPITALIZATION
         --------------------

On May 26, 1999, after receiving Unitholder approval, the Partnership completed the Recapitalization contemplated by its November 27, 1998 Recapitalization Agreement with Millennium, the General Partner and the Successor General Partner. The elements of the recapitalization included:

o The redemption by the Partnership of all 7,163,750 Subordinated Units and 220,000 APUs, which were owned by the General Partner, for $69,000 in cash.

o The substitution of the Successor General Partner as the new general partner of the Partnership and the Operating Partnership following its purchase of the combined 2% general partner interests in the Partnership and the Operating Partnership and the incentive distribution rights in the Partnership for $6,000 in cash (the "GP Interest Purchase").

o The amendment of the Senior Note, Bank Credit Facilities and the partnership agreements of the Partnership and the Operating Partnership to permit and effect the Recapitalization and to reduce the distribution levels that apply to the incentive distribution rights of the Successor General Partner.

o The termination of the Distribution Support Agreement among the Partnership, the General Partner and Millennium and its replacement with a liquidity arrangement provided by the Partnership under the Bank Credit Facilities, as amended.

o An increase in the quarterly distribution to the Partnership's Unitholders from $0.50 to $0.5125 per Unit per quarter (from $2.00 to $2.05 per Unit per year), effective for the fiscal quarter ended June 26, 1999. The total amount consists of the existing Minimum Quarterly Distribution of $0.50 per Unit per quarter plus an additional $0.0125 per Unit per quarter above the Minimum Quarterly Distribution.

The Partnership incurred expenses of $18,903 in connection with the Recapitalization transactions. The redemption price and the costs of the Recapitalization were funded entirely from available cash on hand. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information concerning these expenses.)

The Successor General Partner borrowed the $6,000 purchase price for the GP Interest Purchase from Mellon Bank, N.A. ("Mellon"). In connection with the loan (the "GP Loan"), the Operating Partnership entered into a purchase agreement with Mellon under which the Operating Partnership is required to purchase the note evidencing the GP Loan in the event of a default under the GP Loan by the Successor General Partner.

The Successor General Partner is owned by approximately 45 executives and key employees of the Partnership who had previously been granted Restricted Units under the Partnership's Restricted Unit Plan. These individuals surrendered 553,896 Restricted Units representing substantially all of their Restricted Units, before they vested (according to their terms, the Restricted Units vested and converted into Common Units on completion of the Recapitalization) in exchange for the right to participate in a new compensation deferral plan of the Partnership and the Operating Partnership. The Partnership deposited into a trust on behalf of these individuals 553,896 Common Units. Pursuant to the new compensation deferral plan, these individuals have deferred receipt of these Common Units and related distributions by the Partnership until the date the GP Loan is repaid in full or the seventh anniversary of the date the
Recapitalization is completed, whichever they may choose, but subject to the earlier distribution and forfeiture provisions of the compensation deferral plan. The value of the Common Units deposited in the trust and the related deferred compensation trust liability are reflected in the accompanying consolidated balance sheet at June 26, 1999 as components of Partners' Capital.

8.       SALE OF INVESTMENT
         ------------------

In December 1997, the Partnership sold its minority interest in the Dixie Pipeline Company, which owns and operates a propane pipeline, for net cash proceeds of $13,090 and realized a gain of $5,090.

9.       SUBSEQUENT EVENT - COMMON UNIT DISTRIBUTION
         -------------------------------------------

On July 20, 1999, the Partnership announced a quarterly distribution of $0.5125 per Common Unit for the third quarter of fiscal 1999 consisting of $.50 of a Minimum Quarterly Distribution and an additional distribution of $.0125 per Common Unit payable on August 10, 1999.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 26, 1999
--------------------------------
COMPARED TO THREE MONTHS ENDED JUNE 27, 1998
--------------------------------------------

REVENUES

Revenues decreased 2.6% or $3.2 million to $121.9 million for the three months ended June 26, 1999 as compared to $125.1 million for the three months ended June 27, 1998. Revenues from retail activities increased $0.7 million or 0.7% to $97.2 million for the three months ended June 26, 1999 compared to $96.5 million in the prior period's quarter, due to an increase in retail sales volumes, offset in part by reduced selling prices resulting from a decline in product cost. Propane sold to retail customers increased 3.1% or 3.2 million gallons to
103.9 million gallons, as compared to 100.7 million gallons in the prior period's quarter. The increase in retail gallons is principally due to colder temperatures during the months of April and May when compared to the prior period. Revenues from wholesale and hedging activities decreased $5.3 million or 38.1% to $8.7 million for the three months ended June 26, 1999 compared to $14.0 million in the prior period's comparable quarter. This decrease is attributable to the Partnership's reduced emphasis on wholesale marketing due to the low margin nature of the wholesale market and a decrease in the Partnership's product procurement and price risk management activities. Other revenues increased $1.4 million or 9.5% to $16.0 million as compared to $14.6 million in the prior period primarily due to increased sales of appliances, parts and materials.

OPERATING EXPENSES

Operating expenses for the three months ended June 26, 1999 were $52.2 million which is consistent with $52.8 million for the three months ended June 27, 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased 9.5% or $0.8 million to $7.7 million for the three months ended June 26, 1999 as compared to $8.5 million for the three months ended June 27, 1998. The decrease is primarily attributable to a $1.4 million write-off of certain impaired information system assets in the prior year period. Excluding the write-off, general and administrative expenses increased $0.6 million or 8.5% principally due to higher information systems expenditures, including Year 2000 remediation costs.

RECAPITALIZATION COSTS

Results  for the three  months  ended June 26,  1999  reflect  expenses of $18.9 million incurred in connection with the Partnership's recapitalization transactions. Approximately $7.5 million of the recapitalization costs represent amounts paid for financial advisory fees, proxy solicitation fees, legal, accounting and tax service fees and $1.0 million paid to Millennium to extend the termination date of the Recapitalization Agreement to June 15, 1999. The $7.5 million includes approximately $0.3 million of expenses paid to complete the GP Interest Purchase. Approximately $11.4 million of the recapitalization costs reflect compensation expense recognized upon accelerated vesting of 673,165 issued and outstanding Restricted Units on the closing date of the Recapitalization pursuant to the change of control provisions of the Restricted Unit Plan. The Partnership also incurred approximately $1.8 million in fees and expenses to amend its Senior Note Agreement. Such amount has been deferred and is being amortized over the remaining term of the Senior Notes (approximately 12 years).

INCOME (LOSS) BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA

(Loss) before interest expense and income taxes increased $15.0 million to $(17.9) million compared to $(2.9) million in the prior period's third quarter. EBITDA decreased $15.4 million to $(9.3) million. The current period reflects $18.9 million of recapitalization costs. The prior period reflects $1.8 million of asset write-downs.

Excluding these non-recurring costs from both periods, income (loss) before interest expense and income taxes increased $2.1 million to income of $1.0 million from a loss of $(1.1) million in the prior period. EBITDA, before the non-recurring costs, increased $1.7 million or 21.2% to $9.6 million as compared to $7.9 million in the prior period.

Excluding these  non-recurring  costs from both periods,  the increase in income
(loss) before interest expense and income taxes and EBITDA is primarily attributable to higher overall gross profit of $2.0 million reflecting higher unit margins and gross profit from other revenues offset in part by higher general and administrative expenses.

EBITDA (earnings before interest, taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with or superior to generally accepted accounting principles, but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution or the increased quarterly distribution. Because EBITDA excludes some, but not all, items that affect net income and this measure may vary among companies, the EBITDA data presented may not be comparable to similarly titled measures of other companies.

INTEREST EXPENSE

Net interest expense was $7.3 million for the three months ended June 26, 1999 which is consistent with the prior period's comparable quarter.


NINE MONTHS ENDED JUNE 26, 1999
-------------------------------
COMPARED TO NINE MONTHS ENDED JUNE 27, 1998
-------------------------------------------

REVENUES

Revenues decreased 9.9% or $55.3 million to $505.1 million for the nine months ended June 26, 1999 as compared to $560.4 million for the nine months ended June 27, 1998. Revenues from retail activities decreased 7.5% or $33.3 million to $410.0 million for the nine months ended June 26, 1999 compared to $442.8 million in the same period in the prior year. The decrease is primarily attributable to lower propane costs resulting in lower sales prices to customers and, to a lesser extent, a decline in retail volumes. Propane sold to retail customers decreased 0.6% or 2.7 million gallons to 436.5 million gallons, as compared to 439.2 million gallons in the same period in the prior year. The decrease in retail gallons is principally due to warmer temperatures which nationwide were 8% warmer than normal during the nine month period and 1% warmer than the prior year's period. Revenues from wholesale and hedging activities decreased 40.1% or $25.9 million to $38.8 million for the nine months ended June 26, 1999 compared to $64.7 million the same period in the prior year. This decrease is attributable to the Partnership's reduced emphasis on wholesale marketing due to the low margin nature of the wholesale market.

OPERATING EXPENSES

Operating expenses decreased 1.5% or $2.5 million to $159.4 million for the nine months ended June 26, 1999 as compared to $161.9 million for the nine months ended June 27, 1998. The decrease in operating expenses is principally attributable to lower payroll and benefit costs, vehicle repair costs, general insurance costs and vehicle fuel expenses resulting from lower propane costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 8.2% or $1.7 million to $22.3 million for the nine months ended June 26, 1999 as compared to $20.6 million for the nine months ended June 27, 1998. The increase is primarily attributable to the absence of offsetting dividend income earned in the prior year's period on the sold investment in the Dixie Pipeline Company of $0.8 million and higher information systems expenses offset in part by the write-down of certain information system assets in the prior period of $1.4 million.

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA

Results for the current year period include $18.9 million of costs incurred in connection with the Partnership's Recapitalization. Results for the prior year's nine month period include a $5.1 million gain from the sale of an investment in the Dixie Pipeline Company, which the Partnership sold after determining it did not offer any strategic business advantages, and $1.8 million of write-downs principally related to information system assets. Excluding these one-time items from both periods, income before interest expense and income taxes increased $6.1 million to $79.7 million in the nine months ended June 26, 1999 compared to $73.6 million in the prior year's comparable period. EBITDA, excluding these one-time items, increased $4.8 million to $105.9 million. The increase in income before interest expense and income taxes and EBITDA is primarily attributable to higher overall gross profit of $5.8 million reflecting higher appliance, materials and installation revenues and an increase in overall retail unit margins.

EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with or superior to generally accepted accounting principles, but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution and increased quarterly distributions. Because EBITDA excludes some, but not all, items that affect net income and this measure may vary among companies, the EBITDA data presented may not be comparable to similarly titled measures of other companies.

INTEREST EXPENSE

Net interest expense decreased $0.7 million to $22.5 million in the nine months ended June 26, 1999 compared to $23.2 million in the comparable prior period.
The decrease is attributable to higher interest income on significantly increased cash investments.

HEDGING

The Partnership engages in hedging transactions to reduce the effect of price volatility on its product costs and to help ensure the availability of propane during periods of short supply. The Partnership is currently a party to propane futures contracts on the New York Mercantile Exchange and enters into agreements to purchase and sell propane at fixed prices in the future. These activities are monitored by management through enforcement of the Partnership's Commodity Trading Policy. Hedging does not always result in increased product margins and the Partnership does not consider hedging activities to be material to operations or liquidity for the nine month period ended June 26, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonal nature of the propane business, cash flows from operating activities are greater during the winter and spring seasons as customers pay for propane purchased during the heating season. For the nine months ended June 26, 1999, net cash provided by operating activities was $81.1 million compared to cash provided by operating activities of $77.7 million in the nine months ended June 27, 1998. The increase of $3.4 million was primarily due to an increase in net income, net of the gain on disposal of the investment in the Dixie Pipeline Co. and the current period recapitalization costs, offset in part by payment of accrued incentive compensation.

Net cash used in investing activities was $9.3 million during the nine months ended June 26, 1999 consisting of capital expenditures of $7.7 million (including $2.5 million for maintenance expenditures and $5.2 million to support the growth of operations) and acquisition payments of $4.6 million, offset by proceeds from the sales of property, plant and equipment of $3.1 million. Net cash provided by investing activities was $4.7 million for the nine months ended June 27, 1998 which included proceeds of $13.1 million from the sale of the Partnership's minority interest in the Dixie Pipeline Co., $4.9 million from the sale of property, plant and equipment, offset by business acquisition payments of $4.1 million and capital expenditures of $9.2 million (including $4.1 million for maintenance expenditures and $5.1 million to support the growth of operations).

Net cash used in financing activities for the nine months ended June 26, 1999 was $112.1 million, reflecting $69.0 million paid to the former General Partner to redeem all outstanding Subordinated Units and APUs, $9.4 million of recapitalization costs and $33.0 million in Partnership distributions. Net cash used in financing activities for the nine months ended June 27, 1998 was $21.0 million, reflecting proceeds of the General Partner's APU contributions of $12.0 million offset by the Partnership's distributions of $32.8 million.

The Partnership has announced that it will make a distribution of $.5125 per Unit to its Common Unitholders on August 10, 1999 for the third fiscal quarter of 1999 consisting of $.50 in Minimum Quarterly Distribution and an additional distribution of $.0125 per Common Unit.

The ability of the Partnership to satisfy its future obligations will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. Based on its current cash position, available Bank Credit Facilities and expected cash flow from operating activities, the Partnership expects to have sufficient funds to meet its obligations and working capital needs during the fourth fiscal quarter of 1999 and during fiscal 2000.

In connection with the Recapitalization (See Note 7 - The Recapitalization), the Operating Partnership amended the Bank Credit Facilities to, among other things,
(i) extend the maturity date to March 31, 2001, (ii) amend the minimum adjusted consolidated net worth covenant to reduce the required minimum net worth of the Operating Partnership from $125 to $50 million, (iii) provide for a $22 million liquidity subfacility to be available to finance certain shortfalls in the payment of the Minimum Quarterly Distribution, (iv) exclude from the mandatory prepayment provision an amount sufficient to purchase the $6 million GP Loan if an event of default occurs under such loan, (v) decrease the maximum ratio of consolidated total indebtedness to EBITDA (as defined in the Bank Credit Facilities) from 5.25 to 1.00 to 5.10 to 1.00, (vi) modify certain definitions and covenants relating to the ownership of the General Partner and the Operating Partnership, (vii) increase the Applicable Margins (as defined in the Bank
Credit Facilities) and (viii) provide for the lenders' consents to the amendments to the Partnership Agreement and the Senior Note Agreement contemplated by the Recapitalization and to the termination of the Distribution Support Agreement.

In connection with the Recapitalization (See Note 7 - The Recapitalization), the Senior Note Agreement was amended to, among other things, (i) reduce the minimum adjusted consolidated net worth requirement from $125 to $50 million, (ii) create a financial covenant exception for non-recurring, non-cash charges to be incurred in connection with the Recapitalization, (iii) decrease the maximum ratio of consolidated total indebtedness to EBITDA from 5.25 to 5.10, with a further decrease to 5.00 effective as of April 1, 2001, and (iv) include a new interest coverage maintenance test requiring the Operating Partnership to maintain a ratio of consolidated EBITDA (as defined in the Senior Note Agreement) for any four fiscal quarters to consolidated interest expense for such period of at least 2.50 to 1.0.

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

In the second half of 1997, the Partnership began to identify the Y2K exposure of its IT systems by focusing upon those systems and applications it considered critical to its ability to operate its business, supply propane to its customers, and accurately account for those services. The critical systems identified were the retail/sales, the human resources/payroll and the general ledger/ financial accounting systems. Based upon the reasonable assurances of the software developers and vendors, the Partnership believes that it has replaced the human resources/payroll and the general ledger/financial accounting systems with Y2K compliant versions. In addition, the Partnership has, through the services of a third party vendor, completed the remediation of its retail/sales system, as well as the majority of the programs supporting this system.

The Partnership has also developed and implemented comprehensive Y2K project plan that has identified and addressed both its non-critical IT and non-IT systems that could potentially be impacted by Y2K. The Y2K project plan for non-critical systems is currently on schedule. In conjunction with this plan and in an effort to improve its business efficiency, the Partnership made the decision to replace all its computer hardware and PC-based computer software, as well as to migrate the majority of its network-based software to a server environment. According to the reasonable representations of the manufacturers, software developers and vendors, all of the newly purchased IT hardware and PC software are functionally Y2K compliant with some minor issues outstanding.

The Partnership has assessed the non-IT systems utilized by its field locations to determine the Y2K compliance of those systems. With limited exceptions which have been addressed, the safety related devices at the Partnership's field locations do not incorporate electronic components and, as such, do not require Y2K remediation. The Partnership does not believe that the failure of any of its non-IT systems at any field location would have a material adverse impact upon it.

As of July 27, 1999, the Partnership has incurred approximately $1.2 million to address its Y2K issues. It is currently estimated that the Partnership will spend a total of $1.25 million to complete its Y2K compliance program. This figure does not include the amounts spent to upgrade and replace computer hardware and PC-based software. The Partnership does not view the foregoing costs as having a material impact upon its overall financial position and has not delayed or eliminated any other scheduled computer upgrades or replacements due to the Y2K compliance project.

The Partnership has completed the testing, as well as any required remediation, of all its critical IT systems. In addition to testing the individual systems, the Partnership has conducted an overall IT system Y2K compliance test which was successful. During the second calendar quarter of 1999, the Partnership undertook a Business Risk Impact Analysis of its Y2K exposure. Based upon the results of this analysis, the Partnership determined that there was no need for a formal contingency plan due to the availability of manual processes and procedures in response to a Y2K event.

While propane itself is not date-dependent, the supply, transportation and consumption of propane is dependent upon third parties, beyond the control of the Partnership, which may have systems potentially impacted by the Y2K issue. The Partnership has contacted the 344 vendors/suppliers identified as being significant to its business and to date has received 266 written responses regarding Y2K from these parties. Within the group of significant vendors/suppliers, 78 firms have been identified as critical to the Partnership's business and all have responded in writing to the Partnership's requests regarding Y2K. The responses received by the Partnership typically outline Y2K compliance programs in effect at these firms and disclose anticipated compliance dates ranging from the first to the fourth calendar quarters of 1999. The Partnership has contacted those vendors/suppliers identified as critical whose response outlined a Y2K compliance program to compare the status of the respective program to the deadlines identified. No vendor/supplier has, to date, indicated that it will not be Y2K compliant by the fourth quarter of 1999. The Partnership intends to continue to follow up with vendors/suppliers who have not provided written responses and address potential issues contained in responses through the third calendar quarter of 1999. The Partnership believes that by obtaining these responses, it will be able to minimize any potential business interruption arising out of Y2K's impact upon these vendors/suppliers. Further, although the Y2K failure of any one customer will not have a material adverse effect upon the Partnership, if a significant percentage of either its customers and/or vendors/suppliers fail in achieving Y2K compliance, the Y2K issue may have a material adverse impact upon the Partnership's operations.

Although the Partnership currently believes that its internal mission critical IT and non-IT systems are Y2K compliant, it has taken steps to identify and mitigate Y2K compliance issues with its vendors/suppliers and customers and has adopted a Y2K contingency plan, the failure of a mission critical IT or non-IT system or the combined failure of vendors/suppliers and/or customers to achieve Y2K compliance could have a material adverse impact on the Partnership's operations and financial condition.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 26, 1999, the Partnership was party to propane forward contracts with various third parties and futures traded on the New York Mercantile Exchange ("NYMEX"). Such contracts provide that the Partnership sell or acquire propane at a fixed price at fixed future dates. At expiration, the contracts are settled by the delivery of propane to the respective party or are settled by the payment of a net amount equal to the difference between the then current price of propane and the fixed contract price. The contracts are entered into for purposes other than trading in anticipation of market movements, and to manage and hedge exposure to fluctuating propane prices as well as to help ensure the availability of propane during periods of high demand.

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

SENSITIVITY ANALYSIS

In an effort to estimate the exposure of unfavorable market price movements, a sensitivity analysis of open positions as of June 26, 1999 was performed. Based on this analysis, a hypothetical 10% adverse change in market prices for each of the future months for which a future and/or forward contract exists indicates a potential loss in future earnings of $2.0 million as of June 26, 1999.

The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At a Special Meeting of the Common Unitholders held on May 26, 1999, the Public Common Unitholders approved each of the elements of the Recapitalization as follows:

                                                                                             BROKER
                                                            FOR       AGAINST    ABSTAIN    NONVOTES
                                                            ---       -------    -------    --------
         1.a. Proposal permitting the Partnership        11,791,397   425,074    291,527       0
              to redeem all 7,163,750 outstanding
              Subordinated units and all 220,000
              outstanding additional limited partner
              units from the current general partner
              for $69 million.

         1.b. Proposal permitting the current general    11,716,445   461,482    330,071       0
              partner to sell its  combined 2% interest
              in the Partnership and the Operating
              Partnership (together, the "Partnerships")
              and to sell its incentive distribution
              rights (as reduced by amendment to the
              Partnership Agreement) to a new entity
              owned by members of the Partnership's
              management for $6 million to be paid by such
              entity. Such entity will become the new
              general partner of the Partnerships.

         1.c. Proposal to amend the partnership          11,751,489   426,545    329,964       0
              agreements of the partnerships to
              permit and effect the recapitalization.

         1.d. Proposal to terminate the Distribution     11,742,564   425,596    339,838       0
              Support Agreement dated as of March 5,
              1996 among the current general partner,
              its affiliate, Millennium America and
              the Partnership, and replace it with a
              liquidity arrangement provided by the
              Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits
            3.(a) Second Amended and Restated Agreement of Limited Partnership of Suburban Propane Partners, L.P.

            3.(b) Second Amended and Restated Agreement of Limited Partnership of Suburban Propane, L.P.

            10.(a) Second Amended and Restated Agreement made  and entered  into as of May 26, 1999 by and among the Operating Partnership, as Borrower, the lenders referred to therein, First Union National Bank, as Administrative Agent, and the Bank of New York, as Document Agent.

            10.(b) Amendment No. 2  dated March 29, 1999 to  Note Agreement  for
                   7.54% Senior Notes due 2011.

            10.(c) Amended Employment Agreement of Mark Alexander.

            10.(d) Amended Supplemental Executive Retirement Plan.

            10.(e) Compensation Deferral Plan of Suburban Propane Partners, L.P.
                   and Suburban Propane, L.P. (A Nonqualified Plan of Deferred Compensation) effective May 26, 1999.

            10.(f) Benefits Protection Trust made and entered into as of May 26,
                   1999 by and between Suburban Propane Partners, L.P. and First Union National Bank.

            10.(g) Term  Loan  Agreement  dated  May  26, 1999  by  and  between
                   Suburban Energy Services Group LLC and Mellon Bank, N.A.

            10.(h) Note Purchase  Agreement dated May 26, 1999, made by Suburban
                   Propane, L.P. in favor of Mellon Bank, N.A.

            10.(i) Note Call  Agreement  dated May 26,  1999 by Suburban  Energy
                   Services Group LLC in favor of Mellon Bank.

            27     Financial Data Schedule

        (b) Reports on Form 8-K
            Report on Form 8-K dated May 27, 1999, regarding the completion of the Partnership's recapitalization.

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY
AUTHORIZED:











                                             SUBURBAN PROPANE PARTNERS, L.P.



DATE:  AUGUST 10, 1999                       BY /S/ ANTHONY M. SIMONOWICZ
                                                -------------------------
                                                ANTHONY M. SIMONOWICZ
                                                VICE PRESIDENT, CHIEF FINANCIAL
                                                OFFICER





                                             BY /S/ EDWARD J. GRABOWIECKI
                                                -------------------------
                                                EDWARD J. GRABOWIECKI
                                                CONTROLLER AND CHIEF ACCOUNTING
                                                OFFICER