Form 10-K
period 1999-09-25
SUBURBAN PROPANE PARTNERS LP
filed 1999-12-22
CIK 1005210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 25, 1999
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The aggregate market value as of December 15, 1999 of the Registrant's Common Units held by non-affiliates of the Registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($16.56/unit), was approximately $367,006,200. On December 15, 1999 there were outstanding 22,235,662 Common Units.

Documents Incorporated by Reference:  None

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                     PART I
                                                                            PAGE
ITEM  1.  BUSINESS....................................................       1
ITEM  2.  PROPERTIES..................................................       7
ITEM  3.  LEGAL PROCEEDINGS...........................................       8
ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........       8

                                     PART II

ITEM  5.  MARKET FOR THE REGISTRANT'S UNITS AND
          RELATED UNITHOLDER MATTERS.................................        9

ITEM  6.  SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA...........        10
ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............        11
ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK................................................        19
ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................        21
ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE........................        21

                                    PART III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........        22
ITEM  11. EXECUTIVE COMPENSATION.....................................        25
ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.............................................        29
ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............        31

                                     PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K........................................        32

Signatures...........................................................        34

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, RELATING TO THE PARTNERSHIP'S FUTURE BUSINESS EXPECTATIONS AND PREDICTIONS AND FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THESE FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS ("CAUTIONARY STATEMENTS") INCLUDE, AMONG OTHER THINGS: THE IMPACT OF WEATHER CONDITIONS ON THE DEMAND FOR PROPANE; FLUCTUATIONS IN THE UNIT COST OF PROPANE; THE ABILITY OF THE PARTNERSHIP TO COMPETE WITH OTHER SUPPLIERS OF PROPANE AND OTHER ENERGY SOURCES; THE ABILITY OF THE PARTNERSHIP TO RETAIN CUSTOMERS; THE IMPACT OF ENERGY EFFICIENCY AND TECHNOLOGY ADVANCES ON THE DEMAND FOR PROPANE; THE ABILITY OF MANAGEMENT TO CONTINUE TO CONTROL EXPENSES; THE IMPACT OF REGULATORY DEVELOPMENTS ON THE PARTNERSHIP'S BUSINESS; THE IMPACT OF LEGAL PROCEEDINGS ON THE PARTNERSHIP'S BUSINESS; AND THE PARTNERSHIP'S ABILITY TO IMPLEMENT ITS EXPANSION STRATEGY AND TO INTEGRATE ACQUIRED BUSINESSES SUCCESSFULLY. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE PARTNERSHIP OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH CAUTIONARY STATEMENTS.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Suburban Propane Partners, L.P. (the "Partnership"), a publicly traded Delaware limited partnership is engaged, through subsidiaries, in the retail and wholesale marketing of propane and related appliances and services. The Partnership believes it is the third largest retail marketer of propane in the United States, serving more than 730,000 active residential, commercial, industrial and agricultural customers from approximately 350 customer service centers in over 40 states as of September 25, 1999. The Partnership's operations are concentrated in the east and west coast regions of the United States. The retail propane sales volume of the Partnership was approximately 524 million gallons during the fiscal year ended September 25, 1999. Based on industry statistics for calendar year 1997, the Partnership believes that its retail propane sales volume constitutes approximately 5% of the domestic retail market for propane.

     The Partnership conducts its business principally through its subsidiary, Suburban Propane, L.P. (the "Operating Partnership" and, together with the Partnership, the "Partnerships"), a Delaware limited partnership. The Partnership and the Operating Partnership were formed in 1995 to acquire and operate the propane business and assets of Suburban Propane, a division of Quantum Chemical Corporation (the "Predecessor Company"), then owned by Hanson PLC ("Hanson"). The Predecessor Company had been continuously engaged in the retail propane business since 1928 and had been owned by Quantum since 1983. In addition, Suburban Sales and Service, Inc. (the "Service Company"), a subsidiary of the Operating Partnership, was formed to acquire and operate the service work and appliance and propane equipment parts businesses of the Predecessor Company. The Partnership, the Operating Partnership, the Service Company and a corporate entity engaged in retail operations subsequently acquired by the Operating Partnership are collectively referred to hereinafter as the "Partnership Entities". The Partnership Entities commenced operations on March 5, 1996 upon consummation of an initial public offering of Common Units representing limited partner interests in the Partnership, the private placement of $425 million aggregate principal amount of Senior Notes and the transfer of all the propane assets (excluding the net accounts receivable balance) of the Predecessor Company to the Operating Partnership and Service Company.

     From March 5, 1996 through May 26, 1999, Suburban Propane GP, Inc. (the "Former General Partner"), a wholly-owned indirect subsidiary of Millennium Chemicals, Inc., ("Millennium"), served as the general partner of the Partnership and Operating Partnership owning a 1% general partner interest in the Partnership and a 1.0101% general partner interest in the Operating Partnership. Millennium became a publicly traded company upon Hanson PLC's spin-off of its chemical business, including its interests in the Partnership, in October 1996. In addition, the Former General Partner owned a 24.4% limited partner interest and a special limited partner interest in the Partnership. The limited partner interest was evidenced by 7,163,750 Subordinated Units and the special limited partner interest was evidenced by 220,000 Additional Partnership Units ("APUs").

THE RECAPITALIZATION

     On May 26, 1999, after receiving Unitholder approval, the Partnership completed a recapitalization (the "Recapitalization"), pursuant to which, the Partnership simplified its capital structure by, among other things, redeeming all 7,163,750 outstanding Subordinated Units and all 220,000 outstanding APUs, all of which were owned by the Former General Partner, for a total price of $69 million in cash. In connection with the Recapitalization, the Partnership's Distribution Support Agreement with the Former General Partner was terminated and replaced with a $21.6 million liquidity arrangement provided by the
Partnership under the Operating Partnership's Amended and Restated Credit Agreement. Also, the quarterly distribution was increased to $.5125 per quarter or $2.05 per year consisting of the existing Minimum Quarterly Distribution of $.50 per Unit per quarter plus an additional $.0125 per Unit per quarter above the Minimum Quarterly Distribution. Finally, the size of the Board of

Supervisors was reduced from seven to five members, with the three supervisors elected by holders of Common Units representing a majority of the Board.

     In addition, the Former General Partner sold its entire general partner interests in the Partnership and the Operating Partnership, including its incentive distribution rights in the Partnership ("IDRs"), to Suburban Energy Services Group LLC, a new entity owned by senior management of the Partnership (the "Successor General Partner"), for a total price of $6 million and the Successor General Partner assumed the rights and duties of the Former General Partner under the partnership agreements of the Partnership and the Operating Partnership and was substituted as the new general partner of the Partnership and the Operating Partnership. In connection with the Recapitalization and the substitution of the Successor General Partner, the IDRs were amended to reduce the Successor General Partner's right to receive distributions in excess of the Minimum Quarterly Distribution and the Board of Supervisors was given the right to convert the IDRs to Common Units after the fifth anniversary of the Recapitalization. The Partnership Agreement and the Operating Partnership Agreement were amended to permit and effect the Recapitalization and the substitution of the Successor General Partner.

BUSINESS STRATEGY

      Acquisitions during fiscal 1999 included one propane distributor and one retail distributor of gas appliances, parts and related products for total consideration of $4.3 million compared to five propane distributors acquired in fiscal 1998 for total consideration of $6.0 million and five propane distributors acquired during fiscal 1997 for total consideration of $1.7 million. Going forward, the Partnership intends to focus on extending or consolidating its presence in strategically attractive markets primarily through the acquisition of other propane distributors. At the same time, the Partnership will continue to evaluate its existing operations to identify opportunities to optimize its return on assets and selectively divest marginally operating locations in slower growing markets.

      In this regard, on November 8, 1999, the Partnership acquired from SCANA Corporation the assets of SCANA Propane Gas, Inc., SCANA Propane Storage, Inc., SCANA Propane Supply, Inc., USA Cylinder Exchange, Inc., and C&T Pipeline, LLC for $86.0 million plus working capital. SCANA Propane Gas, Inc. distributes approximately 20 million gallons annually and services more than 40,000 customers in North and South Carolina. USA Cylinder Exchange, Inc., operates a 20-lb. propane cylinder refurbishing and refill center, selling to approximately 1,600 grocery and convenience stores. SCANA Propane Storage, Inc. owns a 60 million gallon storage cavern in Tirzah, South Carolina. C&T Pipeline, LLC owns a 62 mile pipeline which connects the storage cavern to the Dixie Pipeline. Then, on December 3, 1999, the Partnership sold 23 of its customer service centers principally located in Georgia for $18.0 million plus working capital to ProAm Southeast, Inc., a subsidiary of DQE, Inc.

      Outside its core propane distribution business, the Partnership will seek and develop retail and service business lines which can benefit from its logistical skills, its national presence and its long experience in dealing with residential consumers. To this end, the Partnership purchased Gas Connection, Inc., a small company with six retail stores in and around Portland, Oregon, which sells and installs gas grills, fireplaces, and related accessories and supplies to both natural gas and propane users in February of 1999. During fiscal 2000, the Partnership intends to add Gas Connection stores in the Northwest and several Middle Atlantic states. The Partnership believes that Gas Connection can serve as a solid platform on which to build a retail network that will complement its core propane operations.

      The Partnership also plans to continue to pursue internal growth of its existing operations by acquiring new customers, retaining existing customers and by selling additional products and services to its customers. The Partnership employs a nationwide sales organization and has a comprehensive customer retention program. By retaining more of its existing customers and continuing to seek new customers, the Partnership believes it can increase its customer base and improve its profitability.

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

     In addition to competing with alternative energy sources, the Partnership competes with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry publications, the Partnership believes that the 10 largest retailers, including the Partnership, account for approximately 33% of the total retail sales of propane in the United States, and that no single marketer has a greater than 10% share of the total retail market in the United States as of September 25, 1999. Based on industry statistics, the Partnership believes that its retail sales volume constitutes approximately 5% of the domestic retail market for propane. Most of the Partnership's retail distribution branches compete with five or more marketers or distributors. Each retail distribution outlet operates in its own competitive environment because retail marketers tend to locate in close proximity to customers in order to lower the cost of providing service. The typical retail distribution outlet generally has an effective marketing radius of approximately 50 miles although in certain rural areas the marketing radius may be extended by a satellite office.


PRODUCTS, SERVICES AND MARKETING

     The Partnership distributed propane through a nationwide retail distribution network consisting of approximately 350 customer service centers in over 40 states as of September 25, 1999. The Partnership's operations are concentrated in the east and west coast regions of the United States. In fiscal 1999, the Partnership served more than 730,000 active customers. Approximately two-thirds of the Partnership's retail propane volume has historically been sold during the six-month peak heating season from October through March, as many customers use propane for heating purposes. Typically, customer service centers are found in suburban and rural areas where natural gas is not readily available. Generally, such locations consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. Most of the Partnership's residential customers receive their propane supply pursuant to an automatic delivery system which eliminates the customer's need to make an affirmative purchase decision. From its customer service centers and stand alone retail centers, the Partnership also sells, installs and services equipment related to its propane distribution business, including heating and cooking appliances, hearth products and supplies and, at some locations, propane fuel systems for motor vehicles.

     The Partnership sells propane primarily to six markets: residential, commercial, industrial (including engine fuel), agricultural, other retail users and wholesale. Approximately 74.2% of the gallons sold by the Partnership in fiscal 1999 were to retail customers: 28.2% to residential customers, 18.3% to commercial customers, 11.0% to industrial customers (including 8.7% to engine fuel customers), 5.0% to agricultural customers and 11.7% to other retail users. The balance of approximately 25.8% were for risk management activities and wholesale customers. Sales to residential customers in fiscal 1999 accounted for approximately 52.2% of the Partnership's gross profit on propane sales, reflecting the higher-margin nature of this segment of the market. No single customer accounted for 10% or more of the Partnership's revenues during fiscal year 1999.

     Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,200 gallons of propane, into a stationary storage tank on the customer's premises. The capacity of these tanks ranges from approximately 100 gallons to approximately 1,200 gallons, with a typical tank having a capacity of 300 to 400 gallons. The Partnership also delivers propane to retail customers in portable cylinders, which typically have a capacity of 5 to 35 gallons. When these cylinders are delivered to customers, empty cylinders are picked up for replenishment at the Partnership's distribution locations or are refilled in place. The Partnership also delivers propane to certain other bulk end users of propane in larger trucks known as transports (which have an average capacity of approximately 9,000 gallons). End-users receiving transport deliveries include industrial customers, large-scale heating accounts, such as local gas utilities which use propane as a supplemental fuel to meet peak load deliverability requirements, and large agricultural accounts which use propane for crop drying. Propane is generally transported from refineries, pipeline terminals, storage facilities (including the Partnership's storage facilities in Hattiesburg, Mississippi and Elk Grove, California and the newly acquired storage facility in Tirzah, South Carolina), and coastal terminals to the Partnership's customer service centers by a combination of common carriers, owner-operators and railroad tank cars. (See Item 2 of this Report.)

     In its wholesale operations, the Partnership principally sells propane to large industrial end-users and other propane distributors. This market segment includes customers who use propane to fire furnaces, as a cutting gas and in other process applications. Due to the low margin nature of the wholesale market as compared to the retail market, the Partnership has reduced its emphasis on wholesale marketing, and as such wholesale gallons during fiscal 1999 have decreased.

PROPANE SUPPLY

     The Partnership's propane supply is purchased from over 100 oil companies and natural gas processors at more than 150 supply points located in the United States and Canada. The Partnership also makes purchases on the spot market. The Partnership purchased over 94% of its propane supplies from domestic suppliers during fiscal 1999. Most of the propane purchased by the Partnership in fiscal 1999 was purchased pursuant to one year agreements subject to annual renewal, but the percentage of contract purchases may vary from year to year as determined by the Partnership. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on such market prices. Some of these agreements provide maximum and minimum seasonal purchase guidelines. The Partnership uses a number of interstate pipelines, as well as railroad tank cars and delivery trucks to transport propane from suppliers to storage and distribution facilities.

     Supplies of propane from the Partnership's sources historically have been readily available. In the fiscal year ended September 25, 1999, Shell Oil Company ("Shell") and Exxon Corporation ("Exxon") provided approximately 12% and 11%, respectively, of the Partnership's total domestic propane supply. The Partnership believes that, if supplies from either Shell or Exxon were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations. Aside from Shell or Exxon, no single supplier provided more than 10% of the Partnership's total domestic propane supply in the fiscal year ended September 25, 1999. The Partnership anticipates it will not renew its existing supply contract with Exxon's Benicia, California refinery effective March 31, 2000. The Partnership has identified alternative suppliers to replace the propane supply previously acquired under this Exxon contract. See Item 7 of this Report for a discussion of the Partnership's evaluation of its suppliers' readiness for Year 2000 compliance in the information services area.

     The Partnership's product procurement and price risk management group seeks to reduce the effect of price volatility on the Partnership's product costs and to help insure the availability of propane during periods of short supply. The Partnership is currently a party to propane futures transactions on the New York Mercantile Exchange and to forward and option contracts with various third parties to purchase and sell product at fixed prices in the future. These activities are monitored by management through enforcement of the Partnership's Commodity Trading Policy. See Item 7A of this Report.

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

     In connection with the SCANA acquisition on November 8, 1999, the Partnership further increased its storage capacity by approximately 60 million gallons through the acquisition of a cavern in South Carolina. The majority of the cavern's storage capacity is currently leased to third parties.

TRADEMARKS AND TRADENAMES

     The Partnership utilizes a variety of trademarks and tradenames which it owns, including "Suburban Propane(R)". The Partnership regards its trademarks, tradenames and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products.

GOVERNMENT REGULATION; ENVIRONMENTAL AND SAFETY MATTERS

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

     Pursuant to the 1990 amendments to the Clean Air Act, the United States Environmental Protection Agency ("EPA") required that risk management plans be implemented at all locations storing over 10,000 pounds of propane. After obtaining a stay of the deadline, the propane industry presented its position to numerous legislators in Congress. On August 5, 1999, President Clinton signed into law an amendment to the Clean Air Act, removing flammable substances, including propane, from the list of substances regulated under the EPA's risk management program when that substance is used as or held for sale as a fuel at a retail facility. Based upon the amendment's definition of "retail facility" the Partnership would only be required to comply with the risk management plan requirement for those locations in which more than one-half of the income is neither obtained from direct sales to end users nor at which more than one-half of the fuel sold, by volume, is sold through a cylinder exchange program. The Partnership anticipates that all of the implicated facilities will be in compliance with the risk management plan requirement by or before the aforementioned stay has been lifted.

     National Fire Protection Association Pamphlets No. 54 and No. 58, which establish rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the industry standard in all of the states in which the Partnership operates. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation. The Partnership conducts ongoing training programs to help ensure that its operations are in compliance with applicable safety regulations. The Partnership maintains various permits that are necessary to operate some of its facilities, some of which may be material to its operations. The Partnership believes that the procedures currently in effect at all of its facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable laws and regulations, including the recently enacted regulations regarding the unloading of liquefied compressed gas cargo tank motor vehicles.

     The Research and Special Programs Administration ("RSPA") of the U.S. Department of Transportation had promulgated Final Rule HM-225 (49 CFR 171.5) which intended to adopt temporary operating requirements for cargo tank motor vehicles used to transport propane (the "Final Rule"). The Final Rule contained a statement that a pre-existing RSPA regulation (Hazardous Materials Regulation 177.834(I)) requires operators of cargo tank vehicles to maintain an "unobstructed view" of the vehicle itself when making deliveries to customer tanks. This unobstructed view requirement would have required either two operators being in attendance during most customer deliveries or one attendant remaining at a mid-point between the cargo tank vehicle and the customer tank, a practice that the Partnership and the propane industry consider to be unsafe.

     The Partnership and four other major propane marketers filed suit in the U.S. District Court for the Western District of Missouri challenging the RSPA Final Rule on the basis that it was promulgated in an arbitrary and capricious manner and in violation of the Administrative Procedure Act. In July 1998, RSPA announced the establishment of an advisory committee for a negotiated rule making regarding the matters addressed in the Final Rule. The negotiated rule making resulted in the adoption of new regulations, acceptable to the Partnership and the propane industry, regarding the unloading of liquefied compressed gas cargo tank vehicles. The new regulations, which became effective as of July 1, 1999, required the Partnership to modify the inspection and record keeping procedures for the Partnership's cargo tank vehicles. A schedule of compliance is set forth within the new regulations. The Partnership anticipates that it will be in compliance with the pertinent regulations upon the respective compliance dates. Based upon the adoption of the negotiated regulations, an order dismissing the suit in the Western District of Missouri was filed by the Court on July 23, 1999.

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

EMPLOYEES

     As of September 25, 1999 the Partnership had 3,179 full time employees, of whom 317 were general and administrative (including fleet maintenance personnel), 34 were transportation and product supply and 2,828 were customer service center employees. Approximately 156 of such employees are represented by 8 different local chapters of labor unions. The Partnership believes that its relations with both its union and non-union employees are satisfactory. From time to time, the Partnership hires temporary workers to meet peak seasonal demands.


ITEM 2. PROPERTIES.

     As of September 25, 1999, the Partnership owned approximately 68% of its customer service center and satellite locations that it operated and leased the balance of its retail locations from third parties. In addition, the Partnership owns and operates a 187 million gallon underground storage facility in Hattiesburg, Mississippi, and a 22 million gallon refrigerated, above-ground storage facility in Elk Grove, California.

     The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 25, 1999, the Partnership had a fleet of approximately 6 transport truck tractors, of which 5 are owned by the Partnership, and 593 railroad tank cars, of which approximately 1% are owned by the Partnership. In addition, the Partnership utilizes approximately 1,486 bobtail and rack trucks, of which approximately 66% are owned by the Partnership and approximately 1,515 other delivery and service vehicles, of which approximately 50% are owned by the Partnership. Vehicles that are not owned by the Partnership are leased. As of September 25, 1999, the Partnership owned approximately 917,000 customer storage tanks with typical capacities of 100 to 500 gallons and approximately 98,000 portable cylinders with typical capacities of 5 to 10 gallons.

     On November 8, 1999, the Partnership acquired the assets of SCANA Propane Gas. SCANA Propane Gas, Inc. owns twenty-two customer service centers, as well as office buildings and warehouses, in the states of North and South Carolina. SCANA Propane Gas, Inc. also owns 4 transport truck tractors, 24 cranes, 62 bobtail trucks, 98 other delivery and service vehicles and approximately 41,000 customer storage tanks with typical capacities of 100 to 500 gallons. SCANA Propane Storage, Inc. owns and operates a 60 million gallon underground storage cavern in Tirzah, South Carolina. USA Cylinder Exchange Inc. owns and operates an automated cylinder refurbishing plant, 8 tractors and 13 delivery and service vehicles. C&T Pipeline LLC owns and operates a 62 mile propane pipeline that connects the underground storage cavern in Tirzah to the Dixie Pipeline.

     On December 3, 1999, the Partnership sold 23 customer service centers principally located in Georgia.

ITEM 3. LEGAL PROCEEDINGS.

LITIGATION

      The Partnership's operations are subject to all operating hazards and risks normally incidental to handling, storing, and delivering combustible liquids such as propane. As a result, the Partnership has been, and is likely to continue to be, a defendant in various legal proceedings and litigation arising in the ordinary course of business. The Partnership is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. The Partnership believes that the self-insured retentions and coverage it maintains are reasonable and prudent. Although any litigation is inherently uncertain, based on past experience, the information currently available to it, and the amount of its self-insurance reserves for known and unasserted self-insurance claims (which was approximately $23.1 million at September 25, 1999), the Partnership does not believe that these pending or threatened litigation matters, or known claims or known contingent claims, will have a material adverse effect on its results of operations or its financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of security holders of the Partnership, through the solicitation of proxies or otherwise, during the fourth fiscal quarter of the year ended September 25, 1999.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNITHOLDER
        MATTERS.

     The Common Units, representing limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange under the symbol SPH. As of December 10, 1999, there were 1,060 registered Common Unitholders of record. The following table sets forth, for the periods indicated, the high and low sale prices per Common Unit, as reported on the New York Stock Exchange, and the amount of cash distributions paid per Common Unit.


                              Common Unit Price Range     Cash Distribution Paid
                              -----------------------     ----------------------
                              High                Low
                              ----                ---
1998 Fiscal Year
----------------
First Quarter                $20.56             $15.38            $0.50
Second Quarter                20.00              17.50             0.50
Third Quarter                 19.50              18.00             0.50
Fourth Quarter                20.00              17.56             0.50


1999 Fiscal Year
----------------
First Quarter                $19.94             $17.13            $0.50
Second Quarter                20.13              18.00             0.50
Third Quarter                 20.50              17.94             0.5125
Fourth Quarter                20.75              19.00             0.5125


2000 Fiscal Year
----------------
First Quarter
(through December 15, 1999)  $20.63             $16.50              -





     The Partnership makes quarterly distributions to its partners in an aggregate amount equal to its Available Cash (as defined) for such quarter. Available Cash generally means all cash on hand at the end of the fiscal quarter plus all additional cash on hand as a result of borrowings subsequent to the end of such quarter less cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements.

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

                                                   PARTNERSHIP (a)                            PREDECESSOR COMPANY
                                                                                         ---------------------------
                                                                               MARCH 5,    OCTOBER 1,     YEAR
                                       YEAR ENDED   YEAR ENDED   YEAR ENDED     1996         1995         ENDED
                                      --------------------------------------   THROUGH      THROUGH     ----------
                                        SEPT 25,     SEPT 26,     SEPT 27,     SEPT 28,     MARCH 4,     SEPT 30,
                                          1999         1998         1997         1996         1996         1995
                                          ----         ----         ----         ----         ----         ----


STATEMENT OF OPERATIONS DATA
Revenues ...........................   $ 619,778    $ 667,287    $ 771,131    $ 323,947    $ 383,999    $ 633,620
Depreciation and
Amortization .......................      34,906       36,531       37,307       21,046       14,816       34,055
Restructuring Charge ...............        --           --          6,911        2,340         --           --
Recapitalization Cost ..............      18,903         --           --           --           --           --
Income (Loss) Before Interest
 Expense and  Income Taxes .........      53,272       68,814       47,763       (3,464)      61,796       55,544
Interest Expense, Net ..............      30,765       30,614       33,979       17,171         --           --
Provision for Income Taxes .........          68           35          190          147       28,147       25,299
Net Income (Loss) ..................      22,439       38,165       13,594      (20,782)      33,649       30,245
Net Income (Loss) per Unit (b) .....   $    0.83    $    1.30    $    0.46    $   (0.71)        --           --

BALANCE SHEET DATA
(END OF PERIOD)
Current Assets .....................   $  78,637    $ 132,781    $ 104,361    $ 120,692                 $  78,846
Total Assets .......................     659,220      729,565      745,634      776,651                   705,686
Current Liabilities ................     103,006       91,550       96,701      101,826                    69,872
Long-term Debt .....................     427,634      427,897      427,970      428,229                      --
Other Long-term liabilities ........      60,194       62,318       79,724       81,917                    77,579
Predecessor Equity .................        --           --           --           --           --        558,235
Partners' Capital - General Partner        2,044       24,488       12,830        3,286         --           --
Partners' Capital - Limited Partners      66,342      123,312      128,409      161,393         --           --

STATEMENT OF CASH
FLOWS DATA
Cash Provided by
(Used in)
  Operating Activities .............   $  81,758    $  70,073    $  58,848    $  62,961    $  (3,765)   $  53,717
  Investing Activities .............   $ (12,241)   $   2,900    $ (20,709)   $ (30,449)   $ (21,965)   $ (22,317)
  Financing Activities .............   $(120,944)   $ (32,490)   $ (37,734)   $ (13,786)   $  25,799    $ (31,562)

OTHER DATA
EBITDA (c) .........................   $  88,178    $ 105,345    $  85,070    $  17,582    $  76,612    $  89,599
Capital Expenditures (d)
Maintenance and growth .............   $  11,033    $  12,617    $  24,888    $  16,089    $   9,796    $  21,359
Acquisitions .......................   $   4,768    $   4,041    $   1,880    $  15,357    $  13,172    $   5,817
Retail Propane
   Gallons Sold ....................     524,276      529,796      540,799      257,029      309,871      527,269


Notes:
------

(a) The Partnership acquired the propane business and assets of the Predecessor Company on March 5, 1996 (the Closing Date). There are no material differences in the basis of assets and liabilities between the Partnership and the Predecessor Company.

(b) Net income (loss) per Unit is computed by dividing the limited partners' interest in net income (loss) by the number of weighted average Units outstanding.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the historical financial condition and results of operations of the Partnership. The discussion should be read in conjunction with the historical consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Since the Operating Partnership and Service Company account for substantially all of the assets, revenues and earnings of the Partnership, a separate discussion of the Partnership's results of operations from other sources is not presented.

GENERAL

     The Partnership is engaged in the retail and wholesale marketing of propane and related sales of appliances and services. The Partnership believes it is the third largest retail marketer of propane in the United States, serving more than 730,000 active residential, commercial, industrial and agricultural customers from approximately 350 customer service centers in over 40 states. The Partnership's annual retail propane sales volumes were approximately 524 million, 530 million and 541 million gallons during the fiscal years ended September 25, 1999, September 26, 1998 and September 27, 1997, respectively.

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

SELECTED QUARTERLY FINANCIAL DATA

     Due to the seasonality of the retail propane business, first and second quarter revenues, gross profit and earnings are consistently greater than the comparable third and fourth quarter results. The following presents the Partnership's selected quarterly financial data for the last two fiscal years.

Fiscal 1999 (unaudited) (in thousands, except per Unit amounts)

                              First Quarter   Second Quarter   Third Quarter   Fourth Quarter   Fiscal 1999
                              -------------   --------------   -------------   --------------   -----------
Revenues                         $ 161,216        $ 221,978       $ 121,905        $ 114,679     $ 619,778
Recapitalization Costs                --               --           (18,903)            --         (18,903)
Income (Loss) Before Interest
  Expense and Income Taxes          23,963           54,777         (17,948)          (7,520)       53,272
Net Income (Loss)                   16,370           47,161         (25,293)         (15,799)       22,439
Net Income (Loss) per Unit             .56             1.61            (.93)            (.70)          .83
EBITDA                              32,745           63,507          (9,259)           1,185        88,178
Retail Gallons Sold                137,603          195,045         103,893           87,735       524,276




Fiscal 1998 (unaudited) (in thousands, except per Unit amounts)

                              First Quarter   Second Quarter   Third Quarter   Fourth Quarter   Fiscal 1998
                              -------------   --------------   -------------   --------------   -----------
Revenues                          $204,886         $230,429        $125,109         $106,863      $667,287
Income (Loss) Before Interest
  Expense and Income Taxes          35,025           44,757          (2,925)          (8,043)       68,814
Net Income (Loss)                   26,901           37,011         (10,235)         (15,512)       38,165
Net Income (Loss) per Unit             .92             1.26            (.35)            (.53)         1.30
EBITDA                              44,317           53,930           6,154              944       105,345
Retail Gallons Sold                158,278          180,139         100,735           90,644       529,796



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

RESULTS OF OPERATIONS

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998
---------------------------------------------

     REVENUES. Revenues decreased $47.5 million or 7.1% to $619.8 million in fiscal 1999 compared to $667.3 million in fiscal 1998. Revenues from retail propane activities decreased $31.8 million or 6.1% to $491.6 million in fiscal 1999 compared to $523.4 million in fiscal 1998. This decrease is primarily attributable to lower product costs which resulted in lower selling prices and, to a lesser extent, a decrease in retail gallons sold.

     Overall, higher nationwide inventories of propane, coupled with warmer than normal temperatures during the winter of fiscal 1999, resulted in a significant decrease in the cost of propane when compared to the winter of fiscal 1998. Temperatures during fiscal 1999 were 8% warmer than normal and 1% warmer than fiscal 1998, as reported by National Oceanic and Atmospheric Administration ("NOAA"). Temperatures during October through March of the fiscal 1999 heating season were one of the warmest on record with temperatures being 9% warmer than normal and 2% warmer than the prior year period.

     Retail gallons sold decreased 1.0% or 5.5 million gallons to 524.3 million gallons in fiscal 1999 compared to 529.8 million gallons in the prior year. The decline in retail gallons sold is principally attributable to warmer temperatures, principally during the winter heating season, in all areas of the Partnership's operations.

     Revenues from wholesale and risk management activities decreased $22.5 million or 29.9% to $52.7 million in fiscal 1999 compared to $75.2 million in fiscal 1998. This decrease is attributed to lower product costs which resulted in lower selling prices and to the Partnership's reduced emphasis on wholesale marketing, due to the low margin nature of the wholesale market.

     Other revenues increased 9.9% or $6.8 million to $75.5 million in fiscal 1999 compared to $68.7 million in fiscal 1998. The increase is attributable to higher sales of appliances and related parts and an increase in service/installation revenues associated with several retail growth initiatives.

     OPERATING EXPENSES. Operating expenses remained consistent with fiscal 1999 amounting to $210.2 million compared to $210.4 million in fiscal 1998 as lower payroll, benefits costs and vehicle fuel costs were offset by increased operating expenses associated with several retail growth initiatives.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $0.8 million or 2.7% to $29.4 million in fiscal 1999 compared to $30.2 million in the prior year. Fiscal 1998 results reflect a $1.4 million write-off of certain impaired information system assets and a $2.0 million charge related to insurance claims for which insurance coverage was denied. Excluding these non-recurring items, general and administrative expenses increased $2.6 million or 9.7% in fiscal 1999, principally due to higher information system expenses including costs incurred to address Y2K compliance and the absence of offsetting dividend income of $0.8 million earned in the prior year on the sold investment in the Dixie Pipeline Company.

     RECAPITALIZATION COSTS. Results for fiscal 1999 reflect expenses of $18.9 million incurred in connection with the Partnership's recapitalization transactions. Approximately $7.6 million of the recapitalization costs represent amounts paid for financial advisory fees, proxy solicitation fees, legal, accounting and tax service fees and $1.0 million paid to Millennium to extend the scheduled closing date for the Recapitalization. The $7.6 million includes approximately $0.3 million of expenses paid for purchase of the Former General Partner's interests. Approximately $11.3 million of the recapitalization costs reflect compensation expense recognized upon accelerated vesting of 673,165 issued and outstanding Restricted Units on the closing date of the Recapitalization pursuant to the change of control provisions of the Restricted Unit Plan. The Partnership also incurred approximately $1.8 million in fees and expenses to amend its Senior Note Agreement. Such amount has been deferred and is being amortized over the remaining term of the Senior Notes (approximately
11.5 years).

     INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA. Results for the fiscal year 1999 include $18.9 million of recapitalization costs. Results for the fiscal year 1998 include a $5.1 million gain from the sale of an investment in the Dixie Pipeline Co., a $1.8 million write-off of certain impaired assets and a $2.0 million charge related to insurance claims for which insurance coverage was denied. Excluding these one-time items from both periods, income before interest expense and income taxes increased 6.9% or $4.7 million to $72.2 million compared to $67.5 million in the prior period. EBITDA, excluding the one-time items from both periods, increased 2.9% or $3.0 million to $107.1 million compared to $104.1 million in the prior period.

     The improvement in income before interest expense and income taxes and EBITDA is primarily attributable to higher overall gross profit of $5.8 million, partially offset by higher general and administrative expenses. The increase in gross profit principally resulted from higher sales of appliances and related parts and increased service/installation activities attributable to several retail growth initiatives and an increase in gains realized on the Partnership's product procurement and price risk management activities, including hedging transactions. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution.

     INTEREST EXPENSE. Net interest expense remained comparable at $30.8 million in fiscal 1999 compared with $30.6 million in the prior year.

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

     Overall, higher nationwide inventories of propane, coupled with warmer than normal temperatures during the winter of fiscal 1998, resulted in a significant decrease in the cost of propane when compared to the winter of fiscal 1997. Temperatures during fiscal 1998 were 4% warmer than normal and 4% warmer than fiscal 1997, as reported by the NOAA, which is attributable to the El Nino weather phenomenon. Temperatures during January and February of the fiscal 1998 heating season were the warmest on record according to the NOAA, which began keeping records over 100 years ago.

     Retail gallons sold decreased 2.0% or 11.0 million gallons to 529.8 million gallons in fiscal 1998 compared to 540.8 million gallons in the prior year. The decline in retail gallons sold is principally attributable to warmer temperatures, principally during the winter heating season, in all areas of the Partnership's operations.

     Revenues from wholesale and risk management activities decreased $25.0 million or 25.0% to $75.2 million in fiscal 1998 compared to $100.2 million in fiscal 1997. This decrease is attributed to the Partnership's reduced emphasis on wholesale marketing, due to the low margin nature of the wholesale market. The decrease in wholesale revenues was partially offset by the increase in the Partnership's product procurement and price risk management activities which began in the fourth quarter of fiscal 1997. Revenues from risk management activities increased $5.6 million to $13.8 million in 1998 compared to $8.2 million in fiscal 1997. The gallons sold for risk management purposes in fiscal 1998 and 1997 were 40.8 million and 17.0 million, respectively.

     OPERATING EXPENSES. Operating expenses decreased $6.9 million or 3.3% to $202.9 million in fiscal year 1998 compared to $209.8 million in the prior year. The decrease is primarily attributable to the continued favorable impact of restructuring activities undertaken during 1997, principally lower payroll and benefit costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $5.9 million or 24.3% to $30.2 million in fiscal 1998 compared to $24.3 million in the prior year. The increase is primarily attributable to a $1.4 million write-off of certain impaired information systems assets, an increase in professional consulting services, primarily in the information systems area, and a $2.0 million charge related to insurance claims for which insurance coverage was denied. The $1.4 million write-off of impaired assets principally represents software and implementation costs incurred under a project to replace the Partnership's retail/sales system. The project was aborted when the Partnership's management determined that the software did not have the functionality and flexibility originally represented by the software vendor. As such, the Partnership never installed the new software and is continuing to use its existing retail/sales system. The Partnership is currently evaluating alternatives to replace the retail/sales system. The insurance claim resulted from the collapse of the Partnership's underground propane storage cavern and associated fire that occurred in Hainesville, Texas in November 1995. Third parties who owned interests in nearby oil and gas wells sued the Partnership, Millennium, and other parties and claimed damage to the wells resulting from the collapse of the underground cavern and alleged brine water migration. The Partnership's insurance carrier denied coverage based upon the pollution exclusion endorsement of its policy. The Partnership settled this claim in December 1998 for $1.55 million, $0.3 million of which was paid by Millennium.

     INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA. Results for the fiscal year 1998 include a $5.1 million gain from the sale of an investment in the Dixie Pipeline Co. and a $1.8 million write-off of certain impaired assets. Results for the prior year period include a restructuring charge of $6.9 million. Excluding these one-time items from both periods, income before interest expense and income taxes increased 19.7% or $10.8 million to $65.5 million compared to $54.7 million in the prior period. EBITDA, excluding the one-time items from both periods, increased 10.9% or $10.0 million to $102.0 million compared to $92.0 million in the prior period.

     The improvement in income before interest expense and income taxes and EBITDA is primarily attributable to higher overall gross profit and lower operating expenses partially offset by higher general and administrative expenses. The increase in gross profit principally resulted from overall higher average propane unit margins and the expansion of the Partnership's product procurement and price risk management activities, including hedging transactions, partially offset by reduced volume of retail propane gallons sold. The overall higher average propane unit margins were attributable to lower product costs, resulting from a less volatile propane market during 1998 and more favorable purchasing contracts which were not fully reflected in lower retail selling prices. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution.

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

RISK MANAGEMENT

     The Partnership engages in hedging transactions to reduce the effect of price volatility on its product costs and to help ensure the availability of propane during periods of short supply. The Partnership is currently a party to propane futures contracts on the New York Mercantile Exchange and enters into forward and option agreements to purchase and sell propane at fixed prices in the future. These activities are monitored by management through enforcement of the Partnership's Commodity Trading Policy. Hedging does not always result in increased product margins and the Partnership does not consider hedging activities to be material to operations or liquidity for the years ended September 25, 1999 and September 26, 1998. For additional information, see Item 7A of this Report.

LIQUIDITY AND CAPITAL RESOURCES

     Due to the seasonal nature of the propane business, cash flows from operating activities are greater during the winter and spring seasons as customers pay for propane purchased during the heating season. In fiscal 1999, net cash provided by operating activities increased $11.7 million to $81.8 million compared to $70.1 million in fiscal 1998. The increase is primarily due to higher net income of $8.3 million after excluding the non-recurring Recapitalization costs of $18.9 million in fiscal 1999 and the $5.1 million gain on the sale of an investment in fiscal 1998, and favorable changes in operating assets and liabilities of $4.2 million, partially offset by lower depreciation and amortization of $1.6 million. Changes in operating assets and liabilities include an increase in accounts payable of $15.2 million primarily attributable to changes in the timing and payment terms on propane purchases partially offset by decreases in accounts receivable of $5.3 million, inventories of $1.7 million and prepaid expenses of $2.3 million.

     Net cash used in investing activities was $12.2 million in fiscal 1999, reflecting $11.0 million in capital expenditures (including $3.2 million for maintenance expenditures and $7.8 million to support the growth of operations) and $4.8 million of payments for acquisitions, offset by net proceeds of $3.6 million from the sale of property, plant and equipment. Net cash provided by investing activities was $2.9 million in fiscal 1998, consisting of capital expenditures of $12.6 million (including $6.0 million for maintenance expenditures and $6.6 million to support the growth of operations) and acquisition payments of $4.0 million, offset by proceeds from the sale of property and equipment of $6.5 million and $13.1 million from the sale of the investment in the Dixie Pipeline Co.

     Net cash used in financing activities for fiscal year 1999 was $120.9 million, reflecting $69.0 million paid to the Former General Partner to redeem all outstanding Subordinated Units and APUs, $9.4 million of Recapitalization costs, $2.1 million of net working capital borrowings under the Partnership's Bank Credit Facilities and $44.6 million in Partnership distributions.

     In fiscal 1998, net cash provided by operating activities increased $11.3 million to $70.1 million compared to $58.8 million in fiscal 1997. The increase is primarily due to an increase in net income, exclusive of non-cash items, of $11.2 million. Changes in operating assets and liabilities reflect decreases in accounts receivable of $2.3 million, inventories of $6.3 million and accounts payable of $3.5 million principally due to the lower cost of propane. These decreases were partially offset by an increase in accrued employment and benefit costs of $6.6 million reflecting higher performance-related payroll accruals and an increase in deferred credits and other non-current liabilities of $3.0 million.

     Net cash used in financing activities for fiscal year 1998 was $32.5 million, reflecting $44.2 million of Partnership distributions and $0.3 million in debt repayments partially offset by $12.0 million in APU contributions received from the Former General Partner.

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

     Net cash used in financing activities for fiscal year 1997 was $37.7 million, reflecting $47.4 million of Partnership distributions and $0.3 million in debt repayments partially offset by $10.0 million in APU contributions from the Former General Partner.

     In March 1996, the Operating Partnership issued $425.0 million aggregate principal amount of Senior Notes with an interest rate of 7.54%. The Senior Notes mature June 30, 2011. The Senior Note Agreement requires that the principal be paid in equal annual payments of $42.5 million starting June 30, 2002.

     As of September 25, 1999 and through November 8, 1999, the Partnership had available a $25.0 million acquisition facility and a $75.0 million working capital facility. Borrowings under the Bank Credit Facilities bore interest at a rate based upon either LIBOR plus a margin, First Union National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .25% to .50% based upon certain financial tests was payable quarterly whether or not borrowings occurred. The Bank Credit Facilities, which were due to expire on March 31, 2001, were unsecured on an equal and ratable basis with the Operating Partnership's obligations under the Senior Notes. Borrowings under the Bank Credit Facilities were $2.8 million and $0 as of September 25, 1999 and September 26, 1998, respectively.

     The Senior Note Agreement contains and the Bank Credit Facilities contained various restrictive and affirmative covenants applicable to the Operating Partnership, including (a) maintenance of certain financial tests, (b) restrictions on the incurrence of additional indebtedness, and (c) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Operating Partnership was in compliance with all covenants and terms as of September 25, 1999.

     In connection with the purchase of assets from SCANA on November 8, 1999 (See Note 14 - Subsequent Events), the Partnership replaced the Bank Credit Facilities with a new $175 million Revolving Credit Agreement with a syndicate of banks led by First Union National Bank as Administrative Agent. The Revolving Credit Agreement consists of a $100.0 million acquisition facility and a $75.0 million working capital facility which expire on March 31, 2001. The Revolving Credit Agreement provides for substantially the same borrowing terms, interest rates, covenants and conditions as the Bank Credit Facilities.

     The Revolving Credit Agreement provides the Partnership, at the Partnership's option, the right to extend the expiration date from March 31, 2001 to December 31, 2001 provided that the maximum ratio of consolidated total indebtedness to EBITDA (as defined in the Revolving Credit Agreement) will decrease from 5.10 to 1.00 to 4.75 to 1.00 during the nine month extension period.

     The Partnership borrowed $97.0 million under the Revolving Credit Agreement's acquisition facility to fund the SCANA acquisition consisting of $86.0 million for the SCANA assets, $8.6 in acquired working capital and $2.4 million in related bank fees.

     On December 3, 1999, the Partnership sold twenty-three customer service centers located principally in Georgia for $18.0 million plus working capital. The Partnership has utilized the proceeds of this sale to reduce amounts outstanding under the Revolving Credit Agreement.

     The Partnership will make distributions in an amount equal to all of its Available Cash approximately 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. The Partnership has made distributions of $.50 per Unit to its Common Unitholders for the first and second fiscal quarters of fiscal 1999 and a distribution of $.5125 per Unit for the third and fourth fiscal quarters of fiscal 1999 consisting of $.50 in Minimum Quarterly Distribution and an additional distribution of $.0125 per Common Unit.

     The Partnership's anticipated cash requirements for fiscal 2000 include maintenance and growth capital expenditures of approximately $16.0 million for the repair and replacement of property, plant and equipment and approximately $41.1 million of interest payments on the Senior Notes and the Revolving Credit Agreement. In addition, the Partnership intends to pay approximately $46.5 million in Minimum Quarterly Distributions and additional distributions to its Common Unitholders and in distributions to its General Partner during fiscal 2000. Based on its current cash position, availability under the Revolving Credit Agreement and expected cash from operating activities, the Partnership expects to have sufficient funds to meet these obligations for fiscal 2000, as well as all of its current obligations and working capital needs during fiscal 2000.

READINESS FOR YEAR 2000

     The following disclosure is being made pursuant to the Year 2000 Readiness and Disclosure Act of 1998.

     Many information technology ("IT") and non-information technology ("non-IT") systems in use throughout the world today may not be able to properly interpret date-related data from the year 1999 into the year 2000 (the "Y2K" issue). As a result, the Y2K issue could have adverse consequences upon the operations and information processing of many companies, including the Partnership.

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

     The Partnership has also developed and implemented a comprehensive Y2K project plan to identify and address both its non-critical IT and non-IT systems that could potentially be impacted by Y2K. In conjunction with this plan and in an effort to improve its business efficiency, the Partnership made the decision to replace all its computer hardware and PC-based computer software, as well as to migrate the majority of its network-based software to a server environment. According to the reasonable representations of the manufacturers, software developers and vendors, all of the newly purchased IT hardware and PC software are functionally Y2K compliant.

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

     As of December 15, 1999, the Partnership has incurred approximately $1.3 million to address its Y2K issues. This figure does not include the amounts spent to upgrade and replace computer hardware and PC-based software. The Partnership does not view the foregoing costs as having a material impact upon its overall financial position and has not delayed or eliminated any other scheduled computer upgrades or replacements due to the Y2K compliance project.

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

     While propane itself is not date-dependent, the supply, transportation and consumption of propane is dependent upon third parties, beyond the control of the Partnership, which may have systems potentially impacted by the Y2K issue. The Partnership has contacted the 344 vendors/suppliers identified as being significant to its business and to date has received 301 written responses regarding Y2K from these parties. Within the group of significant vendors/suppliers, 78 firms have been identified as critical to the Partnership's business and all have responded in writing to the Partnership's requests regarding Y2K. The responses received by the Partnership typically outline Y2K compliance programs in effect at these firms and disclose anticipated compliance dates ranging from the first to the fourth calendar quarters of 1999. No vendor/supplier has, to date, indicated that it will not be Y2K compliant by the fourth quarter of 1999. The Partnership has determined that vendors/suppliers that have not provided a written response are not critical to its business process and alternate vendors/suppliers have been identified. The Partnership believes that by obtaining these responses, it has been able to minimize any potential business interruption arising out of Y2K's impact upon these vendors/suppliers. Further, although the Y2K failure of any one customer will not have a material adverse effect upon the Partnership, if a significant percentage of either its customers and/or vendors/suppliers fail in achieving Y2K compliance, the Y2K issue may have a material adverse impact upon the Partnership's operations.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 25, 1999, the Partnership was party to propane forward and option contracts with various third parties and futures traded on the New York Mercantile Exchange ("NYMEX"). Forward and future contracts provide that the Partnership sell or acquire propane at a fixed price at fixed future dates. An option contract allows, but does not require its holder to buy or sell propane at a specified price during a specified time period; the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of propane to the respective party or are settled by the payment of a net amount equal to the difference between the then current price of propane and the fixed contract price. The contracts are entered into in anticipation of market movements and to manage and hedge exposure to fluctuating propane prices as well as to help ensure the availability of propane during periods of high demand.

     Market risks associated with the trading of futures, options and forward contracts are monitored daily for compliance with the Partnership's trading policy which includes volume limits for open positions. Open inventory positions are reviewed and managed daily as to exposures to changing market prices.

MARKET RISK

     The Partnership is subject to commodity price risk to the extent that propane market prices deviate from fixed contract settlement amounts. Futures contracts traded with brokers of the NYMEX require daily cash settlements in margin accounts. Forward and option contracts are generally settled at the expiration of the contract term.

CREDIT RISK

     Futures contracts are guaranteed by the NYMEX and as a result have minimal credit risk. The Partnership is subject to credit risk with forward and option contracts to the extent the counterparties do not perform. The Partnership evaluates the financial condition of each counterparty with which it conducts business and establishes credit limits to reduce exposure to credit risk of non-performance.

SENSITIVITY ANALYSIS

     In an effort to estimate the Partnership's exposure to unfavorable market price changes in propane related to its open inventory positions, the Partnership developed a model which incorporated the following data and assumptions:

     A. The actual fixed price contract settlement amounts were utilized for each of the future periods.
     B. The estimated future market prices were derived from the New York Mercantile Exchange for traded propane futures for each of the future periods as of September 25, 1999.
     C. The market prices determined in B above were adjusted adversely by a hypothetical 10% change in the future periods and compared to the fixed contract settlement amounts in A above to project the additional loss in earnings which would be recognized for the respective scenario.

     Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for each of the future months for which a future, forward and/or option contract exists indicate potential losses in future earnings of $0.7 million, as of September 25, 1999.

     The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

     As of September 25, 1999, the Partnership's open position portfolio reflected a net long position (purchase) aggregating $17.2 million.

     As of November 30, 1999, the posted price of propane at Mont Belvieu, Texas (a major storage point) was 41 cents per gallon as compared to 44 cents per gallon at September 25, 1999, representing a 7% decline. Such decline is attributable to factors including warmer weather patterns, high national propane inventory levels and decreases in the market price of crude oil.

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

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

PARTNERSHIP MANAGEMENT

     The Partnership Agreement provides that all management powers over the business and affairs of the Partnership are exclusively vested in its Board of Supervisors and, subject to the direction of the Board of Supervisors, the officers of the Partnership. No Unitholder has any management power over the business and affairs of the Partnership or actual or apparent authority to enter into contracts on behalf of, or to otherwise bind, the Partnership. Three independent Elected Supervisors and two Appointed Supervisors serve on the Board of Supervisors pursuant to the terms of the Partnership Agreement, as amended. The Appointed Supervisors are appointed by the Successor General Partner.

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

BOARD OF SUPERVISORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The following table sets forth certain information with respect to the members of the Board of Supervisors and executive officers of the Partnership as of December 15, 1999. Officers are elected for one-year terms and Supervisors are elected or appointed for three-year terms.

                                       Position With the
  Name                        Age      Partnership
---------------------------- -----  ---------------------------------------

Mark A. Alexander...........   41   President and Chief Executive Officer;
                                    Member of the Board of Supervisors
                                    (Appointed Supervisor)
Michael J. Dunn, Jr.........   50   Senior Vice President -- Member of the Board
                                    of Supervisors (Appointed Supervisor)
David R. Eastin.............   41   Chief Operating Officer
Anthony M. Simonowicz.......   49   Vice President and Chief Financial Officer
Michael M. Keating..........   46   Vice President -- Human Resources and
                                    Administration
Edward  J. Grabowiecki......   37   Vice President, Controller and Chief
                                    Accounting Officer
Jeffrey S. Jolly............   47   Vice President and Chief Information Officer
Robert M. Plante............   51   Vice President and Treasurer
Janice G. Meola.............   33   General Counsel and Secretary
John Hoyt Stookey...........   69   Member of the Board of Supervisors
                                    (Chairman and Elected Supervisor)
Harold R. Logan, Jr.........   55   Member of the Board of Supervisors
                                    (Elected Supervisor)
Dudley C. Mecum.............   64   Member of the Board of Supervisors
                                    (Elected Supervisor)
Mark J. Anton...............   73   Supervisor Emeritus

     Mr. Alexander serves as President and Chief Executive Officer of the Partnership and as an Appointed Supervisor of the Board of Supervisors. Prior to October 1, 1996, he served as Executive Vice Chairman and Chief Executive Officer of the Partnership. Mr. Alexander was Senior Vice President -- Corporate Development of Hanson Industries (Hanson's management division in the United States) from 1995 until March 4, 1996, where he was responsible for mergers and acquisitions, real estate and divestitures, and was Vice President of Acquisitions from 1989 to 1995. He was an Associate Director of Hanson from 1993 and a Director of Hanson Industries from June 1995 until March 4, 1996. Mr. Alexander also has served as the Chairman of the Board of Managers of Suburban Energy Services Group LLC since May 1999. He is also a director-at-large of the National Propane Gas Association and a member of its Executive Committee. He is President of the Coalition for Competition in Rural Markets and Chairman of Research and Development of the Advisory Committee for PERC.

     Mr. Dunn serves as Senior Vice President and as an Appointed Supervisor of the Partnership. Mr. Dunn was Vice President -- Procurement and Logistics of the Partnership from March 1997 until June 1998. Prior to joining the Partnership, Mr. Dunn was Vice President of Commodity Trading for Goldman Sachs & Company, New York, NY since 1981. Mr. Dunn also has served on the Board of Managers of Suburban Energy Services Group LLC since May 1999.

     Mr. Eastin serves as the Chief Operating Officer of the Partnership. Prior to joining the Partnership in May 1999, Mr. Eastin was employed by Star Gas Propane LP since 1992 holding the positions of Vice President, Operations, Director of Eastern Operations and Regional Manager. From 1980 to 1992, Mr. Eastin served as Area Manager and District Manager at Ferrellgas Partners, L.P. and its predecessor company, Buckeye Gas Products Company.

     Mr. Simonowicz serves as Vice President and Chief Financial Officer of the Partnership. Mr. Simonowicz was Vice President -- Business Development of the Partnership from March 1996 to March 1997. Mr. Simonowicz was Vice President -- Business Development of Suburban Propane from September 1995 until March 1996 and was Director -- Financial Planning and Analysis from 1991 to September 1995. Mr. Simonowicz was employed as Controller at Lifecodes Corporation (a genetic identification and research company), then a subsidiary of Quantum, from 1989 to 1991. Mr. Simonowicz has served on the Board of Managers of Suburban Energy Services LLC since July 1999.

     Mr. Keating serves as Vice President -- Human Resources and Administration of the Partnership. Mr. Keating was Director of Human Resources at Hanson Industries from 1993 to July 1996 and was Director of Human Resources and Corporate Personnel at Quantum from 1989 to 1993.

     Mr. Grabowiecki serves as Vice President, Controller and Chief Accounting Officer of the Partnership. Mr. Grabowiecki served as Director of Accounting Services of the Partnership from January 1996 to September 1996. Prior to joining the Partnership, Mr. Grabowiecki was a regional controller for Discovery Zone, Inc. from June 1993 to January 1996. Mr. Grabowiecki held several positions at Ernst & Young from 1984 to 1993, including Senior Manager from 1992 to 1993.

     Mr. Jolly serves as Vice President and Chief Information Officer of the Partnership. He served as Chief Information Officer from May 1999 to the present. He has served as Vice President Information Services since July 1997. Mr. Jolly was employed as Vice President Information Systems at The Wood Company from 1993 to 1997. From 1989 to 1993, he was employed by Johanna Dairies, Inc. and Alpo Pet Foods Inc. for four and one years, respectively.

     Mr. Plante serves as Vice President and Treasurer of the Partnership. He has served as Vice President since October 1999 and as Treasurer since March 1996. Mr. Plante was Director of Financial Services from 1993 to 1996 and held various other management positions with the organization since 1977.

     Ms. Meola serves as General Counsel and Secretary of the Partnership. She served as Counsel from July 1998 to May 1999. She was Associate Counsel from September 1996 to July 1998. Prior to joining the Partnership, Ms. Meola was employed as Environmental Counsel for the CNA Insurance Companies and its predecessor, Continental Insurance Company, from 1994 to 1996. From 1992 to 1994, she was employed by Bumgardner, Hardin & Ellis as a litigation associate. She served as a judicial clerk to the Honorable Arthur N. D'Italia, A.J.S.C., during the 1991 to 1992 court term.

     Mr. Stookey has served as an Elected Supervisor and Chairman of the Board of Supervisors of the Partnership since March 5, 1996. He served as the non-executive Chairman and a director of Quantum from the time it was acquired by Hanson on September 30, 1993 to October 31, 1995. From 1986 to September 30, 1993, he was the Chairman, President and Chief Executive Officer of Quantum. He is also a director of United States Trust Company of New York and ACX Technologies, Inc.

     Mr. Logan has served as an Elected Supervisor of the Partnership since March 5, 1996. Mr. Logan has served as Executive Vice President -- Finance, Treasurer and a Director of TransMontaigne Inc. since 1995. TransMontaigne Inc. was formed to provide logistical services, i.e., pipeline, terminaling and marketing to producers and end users of refined petroleum products. He served as Senior Vice President of Finance and a director of Associated Natural Gas
Corporation, an independent gatherer and marketer of natural gas, natural gas liquids and crude oil, which in 1994 was acquired by Panhandle Eastern Corporation, from 1987 until 1995. Mr. Logan is also a director of Santa Fe Snyder Corporation and Union Bankshares Ltd.

     Mr. Mecum has served as an Elected Supervisor since June 1996. Mr. Mecum has been a managing director of Capricorn Holdings, LLC (a sponsor of and investor in leveraged buyouts) since June 1997. Mr. Mecum was a partner of G.L. Ohrstrom & Co. (a sponsor of and investor in leveraged buyouts) from 1989 to June 1996. Mr. Mecum is also a director of Lyondell, Dyncorp., Vicorp Restaurants, Inc., CITIGROUP, Travelers Property Casualty Corporation and CCC Information Systems Inc.

      Mr. Anton has served as Supervisor Emeritus of the Board of Supervisors of the Partnership since January 1999. He is a former President, Chief Executive Officer and Chairman of the Board of Directors of Suburban Propane Gas Corporation and a former Executive Vice President of Quantum.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Partnership's directors and executive officers and persons who own more than ten percent of the Partnership's Common Units, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Units. Officers, directors and greater than ten percent Unitholders are required by SEC regulations to furnish the
Partnership with copies of all Section 16(a) forms they file. To the Partnership's knowledge, based solely on a review of the copies of such reports furnished to the Partnership and representations that no other reports were required, during the fiscal year ending September 25, 1999, all of the Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except that reports for the following supervisors and executive officers were not filed in a timely manner in the years indicated: Mr. Stookey: one required Form 5 reporting one transaction and one required Form 4 reporting one transaction in 1996 and 1999, respectively; Mr. Logan: one required Form 5 reporting one transaction and one required Form 4 reporting one transaction in 1996 and 1999, respectively; Mr.
Mecum: one required Form 4 reporting one transaction in 1999; Mr. Alexander: one required Form 5 reporting one transaction, one required Form 5 reporting two transactions, and one required Form 4 reporting three transactions in 1996, 1997, and 1999, respectively; Mr. Dunn: one required Form 4 reporting two transactions in 1999; Mr. Grabowiecki: one required Form 5 reporting one transaction and one required Form 4 reporting three transactions in 1997 and 1999, respectively; Mr. Keating: one required Form 5 reporting two transactions and one required Form 4 reporting two transactions in 1997 and 1999, respectively; Ms. Meola: one required Form 3 and Form 4 reporting one transaction in 1999; Mr. Plante: one required Form 3, one required Form 5 reporting three transactions and one required Form 4 reporting four transactions in 1996, 1997 and 1999, respectively; Mr. Simonowicz: one required Form 5 reporting one transaction, one required Form 5 reporting two transactions, and one required Form 4 reporting two transactions in 1996, 1997, and 1999 respectively; and Mr. Anton: one required Form 3 in 1999. All Section 16(a) forms referred to above have been filed as of the date of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth a summary of all compensation awarded or paid to or earned by the chief executive officer and the four other most highly compensated executive officers of the Partnership for services rendered to the Partnership during each of the last three fiscal years.

                                                        ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                                               ---------------------------------------   --------------------------
                                                                          OTHER                                           ALL
                                                                          ANNUAL                        RESTRICTED       OTHER
NAME AND PRINCIPAL POSITION              YEAR  SALARY ($)  BONUS(1)($)  COMPENSATION($)        $        UNITS(2)(#)  COMPENSATION(3)
---------------------------              ----  ----------  -----------  ---------------  -------------  -----------  ---------------
Mark A. Alexander                        1999    400,000     400,000                 -               -           -            95,000
President and Chief Executive Officer    1998    381,250     381,528                 -               -           -            64,275
                                         1997    375,000     100,000                 -       1,953,000      97,561             4,500

Michael J. Dunn, Jr.                     1999    225,000     191,250                 -               -           -            48,024
Sr. Vice President                       1998    178,000     153,177                 -               -           -            31,561
                                         1997    150,000      30,038                 -         900,000      48,780                 -

Anthony M. Simonowicz                    1999    165,000     107,250                 -               -           -            28,619
Vice President and Chief Financial       1998    154,000     100,000                 -               -           -            20,337
Officer                                  1997    138,000      24,000                 -         539,000      29,268             4,140

Jeffrey S. Jolly                         1999    145,000      72,500                 -          96,000       5,366            20,213
Vice President and Chief Information     1998    137,500      67,500                 -         289,000      14,146            14,655
Officer                                  1997     33,750           -                 -               -           -                 -

Michael M. Keating                       1999    140,000      70,000                 -               -           -            19,837
Vice President, Human Resources and      1998    135,000      67,500                 -               -           -            14,145
Administration                           1997    130,000      16,000                 -         594,000      29,268             4,050


(1) Bonuses are reported for the year earned,  regardless  of the year paid.
(2) The aggregate dollar value of Restricted Units was computed by multiplying the number of Restricted Units granted by the closing market price on the date of grant. These Restricted Units would have vested automatically upon the
Recapitalization under a "change of control" provision contained in the Partnership's 1996 Restricted Unit Plan. Each executive officer, however, agreed to surrender all of his Restricted Units, prior to their vesting upon the Recapitalization, in exchange for an equal number of Common Units of the Partnership. These Common Units were deposited into the Partnership's Benefits Protection Trust (the "Benefits Protection Trust"), and are being held in such trust and will be distributed to each executive in accordance with the terms of the new compensation deferral plan of the Partnership and the Operating Partnership described below. The number of Common Units held in the Benefits Protection Trust at September 25, 1999 and the aggregate value thereof calculated at a per Unit price of $19.88, the closing price of a Common Unit on September 24, 1999 as reported on the New York Stock Exchange were 243,902
($4,848,772)  for  Mr.  Alexander,   48,780  ($969,746)  for  Mr.  Dunn,  48,780
($969,746)  for Mr.  Simonowicz,  19,512  ($387,899)  for Mr.  Jolly and  29,268
($581,848) for Mr. Keating. Quarterly distributions on the Common Units held in the Benefits Protection Trust will be deposited into the trust and deferred by each executive until the date the GP Loan (as hereinafter defined) is repaid in full or the seventh anniversary of the Recapitalization closing, whichever date the executive has chosen, but subject to the earlier distribution and forfeiture provisions of the compensation deferral plan as described below.
(3) These amounts include the following:
     a. Matching contributions under the Suburban Retirement Savings and Investment Plan for Messrs. Alexander, Dunn, Simonowicz, Jolly and Keating.
     b.  Amounts awarded  under  Suburban  Propane's  1996  Long-Term  Incentive
Program.

1999 DEFERRAL PLAN

      Under the terms of the Partnership's 1996 Restricted Unit Plan, the substitution of the Successor General Partner as the general partner of the Partnership resulted in a "change of control" that would have caused all unvested Restricted Units to automatically vest. However, all of the executives and key employees of the Partnership who became members of the Successor General Partner and owned Restricted Units agreed to surrender such Restricted Units, prior to vesting, in exchange for the right to participate in the Partnership's Compensation Deferral Plan (the "Deferral Plan"). The Partnership deposited the Common Units issued in exchange for Restricted Units into the Partnership's Benefit Protection Trust, which was structured as a "rabbi" trust within the meaning of the Internal Revenue Code of 1954, as amended. All cash distributions made by the Partnership on Common Units held in the Benefits Protection Trust are deposited into the Benefits Protection Trust.

      Pursuant to the Deferral Plan, the members of the General Partner defer receipt of their Common Units and related distributions until the date the Successor General Partner's $6.0 million loan from Mellon Bank ("Mellon") used to finance the acquisition of the Partnership's general partnership interests from the Former General Partner (the "GP Loan") is repaid in full or the seventh anniversary of the closing of the Recapitalization, whichever date the deferring party may choose, but subject to the earlier distribution and forfeiture provisions of the Deferral Plan. The members of the Successor General Partner also defer receipt of $930,000 per year of quarterly distributions on deferred Common Units to support the Partnership's Minimum Quarterly Distribution through the fiscal quarter ending March 31, 2001. In addition, if the Operating Partnership elects or is required to purchase the GP Loan from Mellon, the terms of the Deferral Plan provide that all of the members' deferred Common Units may, at the Partnership's or the Operating Partnership's discretion, be forfeited and cancelled (and all of the related distributions may also be forfeited), regardless of the amount paid by the Operating Partnership to purchase the GP Loan. Notwithstanding the foregoing, if a "change of control" of the Partnership occurs (as defined in the Deferral Plan), all of the deferred Common Units (and related distributions) held in the trust automatically become distributable to the members of the Successor General Partner. See "Certain Relationships and Related Transactions".

RETIREMENT BENEFITS

     The following table sets forth the annual benefits upon retirement at age 65 in 1999, without regard to statutory maximums, for various combinations of final average earnings and lengths of service which may be payable to Messrs. Alexander, Dunn, Simonowicz, Jolly and Keating under the Pension Plan for Eligible Employees of Suburban Propane, L.P. and Subsidiaries and the Suburban Propane Company Supplemental Executive Retirement Plan. Each such plan has been assumed by the Partnership and each such person will be credited for service earned under such plan to date. Messrs. Alexander, Dunn and Simonowicz, have 3 years, 2 years, 10 years, respectively, under both plans. Messrs. Jolly and Keating have 2 years and 14 years, respectively, under the Pension Plan for eligible employees of Suburban Propane, L.P. and subsidiaries.

                                  PENSION PLAN
       ANNUAL BENEFIT FOR YEARS OF CREDITED SERVICE SHOWN (1),(2),(3),(4)

Average
Earnings   5 Yrs.   10 Yrs.   15 Yrs.    20 Yrs.    25 Yrs.    30 Yrs.   35 Yrs.
--------   ------   -------   -------    -------    -------    -------   -------
$100,000    8,027    16,054    24,080     32,107     40,134     48,161    56,188
$200,000   16,777    33,554    50,330     67,107     83,884    100,661   117,438
$300,000   25,527    51,054    76,580    102,107    127,634    153,161   178,688
$400,000   34,277    68,554   102,830    137,107    171,384    205,661   239,938
$500,000   43,027    86,054   129,080    172,107    215,134    258,161   301,188

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

(3) Effective January 1, 1998, the Plan was amended to a cash balance benefit formula for current and future Plan participants. Initial account balances were established based upon the actuarial equivalent value of the accrued 12/31/97 Prior Plan benefit. Annual interest credits and pay-based credits will be credited to this account. The 1999 pay-based credits for Messrs. Alexander, Dunn, Simonowicz, Jolly and Keating are 2.5%, 1.5%, 2.0%, 1.5% and 2.5% respectively. Participants as of 12/31/97 will receive the greater of the cash balance benefit and the Prior Plan benefit through the year 2002.

(4) In addition, a supplemental cash balance account was established equal to the value of certain benefits related to retiree medical and vacation benefits. An initial account value was determined for those active employees who were eligible for retiree medical coverage as of April 1, 1998 equal to $415 multiplied by years of benefit service (maximum of 35 years). Future pay-based credits and interest are credited to this account. The 1999 pay-based credits for Messrs. Alexander, Dunn, Simonowicz, Jolly and Keating are 2.0%, 0.0%, 0.0%, 0.0% and 2.0% respectively. This account is payable in addition to the "grandfathered benefit calculations".

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

      The Partnership has adopted a non-qualified, unfunded supplemental retirement plan known as the Supplemental Executive Retirement Plan. The purpose of the Plan is to provide certain executive officers with a level of retirement income from the Partnership, without regard to statutory maximums. Under the Plan, a participant's annual benefit, assuming retirement at age 65, is equal to
(a) 1.4% of the participant's highest average annual compensation for the 60 consecutive months in the last 120 months of benefit service affording the highest such average, or during all months of benefit service is less than 60 months (the "Average Final Compensation") not in excess of 125% of Covered Compensation plus (b) 1.75% of the participant's Average Final Compensation in excess of 125% of Covered Compensation times (c) the participant's years of benefit service with the Partnership (not to exceed 35) minus (d) the amount of the monthly accrued benefit payable as of the determination date (reduced to reflect commencement of the benefit payable hereunder prior to the normal retirement date) to the participant under Suburban's Pension Plan in the form of a single life annuity, multiplied by twelve (the "Pension Offset"). Messrs. Alexander, Dunn, and Simonowicz currently participate in this Plan. The participants in the Plan waived their rights to receive lump sum, "change of control" payments under the Plan solely in connection with the Recapitalization. The Plan was amended as of April 14, 1999 to provide that a sale or transfer of the General Partner of the Partnership would not constitute a "change of control" under the Plan entitling its participants to lump sum payments.

LONG-TERM INCENTIVE PLAN

      The Partnership has adopted a non-qualified, unfunded long-term incentive plan for officers and key employees, effective October 1, 1997. Awards are based on a percentage of base pay and are subject to the achievement of certain performance contingencies, including the Partnership's ability to earn sufficient funds and make cash distributions on its common units with respect to each fiscal year. Awards vest over time with one-third vesting at the end of years three, four, and five from the award date.

    Long-Term Incentive Plan awards earned in fiscal year 1999 were as follows:

                                   PERFORMANCE OR
                                    OTHER PERIOD
                         AWARD   UNTIL MATURATION   POTENTIAL AWARDS UNDER PLAN
NAME                    FY 1999     OR PAYOUT       THRESHOLD   TARGET   MAXIMUM
----                    -------  ----------------   ---------   ------   -------

Mark A. Alexander       $90,000        3-5  Years       $  0   $60,000  $120,000
Michael J. Dunn, Jr.     43,031        3-5  Years          0    28,687    57,375
Anthony M. Simonowicz    24,131        3-5  Years          0    16,087    32,175
Jeffrey S. Jolly         16,313        3-5  Years          0    10,875    21,750
Michael M. Keating       15,750        3-5  Years          0    10,500    21,000

EMPLOYMENT AGREEMENTS

     The Partnership entered into an employment agreement (the "Employment Agreement") with Mr. Alexander ("Executive") which became effective March 5, 1996 and was amended October 23, 1997 and April 14, 1999.

     Mr. Alexander's Employment Agreement has an initial term of three years but automatically renews for successive one-year periods, unless earlier terminated by the Partnership or by Mr. Alexander or otherwise terminated in accordance with the Employment Agreement. The Employment Agreement for Mr. Alexander provides for an annual base salary of $400,000 as of September 25, 1999. In addition, Mr. Alexander may earn a bonus up to 100% of annual base salary (the "Maximum Annual Bonus") for services rendered based upon certain performance criteria. The Employment Agreement also provides for the opportunity to participate in benefit plans made available to other senior executives and senior managers of the Partnership. The Partnership also provides Mr. Alexander with term life insurance with a face amount equal to three times his annual base salary. Upon a change of control of the Partnership, Mr. Alexander is entitled to receive (i) any earned but unpaid base salary; (ii) a pro-rata bonus, and
(iii) an amount equal to three times the sum of (a) base salary, plus (b) a maximum annual bonus payment based on certain established financial goals and personal performance.

      The substitution of the Successor General Partner as the general partner of the Partnership resulted in a change of control under the terms of Mr. Alexander's employment agreement. As of April 14, 1999, Mr. Alexander and the Operating Partnership entered into an amendment to his employment agreement under which Mr. Alexander agreed to waive his right to receive a change of control payment solely in connection with the Recapitalization. Mr. Alexander also agreed in this amendment that upon completion of the Recapitalization, a sale or transfer of the Successor General Partner after the Recapitalization would not constitute a change of control under his Employment Agreement.

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

SEVERANCE PROTECTION PLAN FOR KEY EXECUTIVES

     The Partnership has adopted a Severance Protection Plan which provides the Partnership's officers and key employees with employment protection following a "change of control" as defined in the Plan. This plan provides for severance payments equal to sixty-five weeks of base pay and target bonus for such officers and key employees following a change of control and termination of employment. Pursuant to Severance Protection Agreements, Messrs. Dunn, Simonowicz, Jolly and Keating as executive officers of the Partnership, have been granted severance protection payments of 78 weeks of base pay and target bonuses following a change in control and termination of employment in lieu of participation in the Severance Protection Plan.

COMPENSATION OF SUPERVISORS

     Mr. Stookey receives annual compensation of $75,000 for his services to the Partnership. Mr. Logan and Mr. Mecum, the other two Elected Supervisors, receive $50,000 per year and Mr. Mark J. Anton, who serves as Supervisor Emeritus, receives $15,000 per year. In addition, each Elected Supervisor participated in the Restricted Unit Plan and had received Unit Awards with a value of $0.3 million which vested and converted to Common Units in connection with the Partnership's Recapitalization. All Elected Supervisors and the Supervisor Emeritus receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Supervisors. The Partnership does not expect to pay any additional remuneration to its employees (or employees of any of its affiliates) or employees of the General Partner or any of its affiliates for serving as members of the Board of Supervisors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     Compensation of the executive officers of the Partnership is determined by the Compensation Committee of its Board of Supervisors. The Compensation Committee is comprised of Messrs. Stookey, Logan and Mecum who are not officers or employees of the Partnership.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT.

     The following table sets forth certain information as of December 15 , 1999 regarding the beneficial ownership of Common Units and Incentive Distribution Rights by each person or group known by the Partnership (based upon filings under Section 13(d) or (g) under The Securities Exchange Act of 1934) to own beneficially more than 5% thereof, each member of the Board of Supervisors, each executive officer named in the Summary Compensation table and all members of the Board of Supervisors and executive officers as a group. Except as set forth in the notes to the table, the business address of each person in the table is c/o the Partnership, 240 Route 10 West, Whippany, New Jersey 07981-0206. Each individual or entity listed below has sole voting and investment power over the Units reported, except as noted below.

     In connection with the Recapitalization, the executives and key employees of the Partnership who became members of the Successor General Partner and owned Restricted Units surrendered such Restricted Units, prior to their vesting, in exchange for an equal number of Common Units that were deposited into the Benefits Protection Trust. These Common Units will be distributed to executives and key employees on a deferred basis in accordance with the terms of the Deferral Plan.

SUBURBAN PROPANE, L.P.
----------------------

                  NAME                           AMOUNT AND NATURE OF    PERCENT
TITLE OF CLASS    OF BENEFICIAL OWNER            BENEFICIAL OWNERSHIP   OF CLASS
--------------    -------------------            --------------------   --------
Common Units      Mark A. Alexander (a)                 20,000              *
                  Michael J. Dunn, Jr. (a)                   0              -
                  Anthony M. Simonowicz (a)              2,000              *
                  Jeffrey S. Jolly (a)                       0              -
                  Michael M. Keating (a)                     0              -
                  John Hoyt Stookey                     24,634              *
                  Harold R. Logan, Jr.                  17,134              *
                  Dudley C. Mecum                        5,634              *
                  Mark J. Anton (c)                      3,600              *
                  All Members of the Board
                  of Supervisors and Executive
                  Officers as a Group (14 persons)      73,452              *

Incentive
Distribution
Rights            Suburban Energy Services Group LLC (a)   N/A             N/A

*Less than 1%.

(a) Excludes the following numbers of Common Units held in the Benefits Protection Trust; Mr. Alexander: 243,902; Mr. Dunn: 48,780; Mr. Simonowicz:
     48,780; Mr. Keating: 29,268 and Mr. Jolly: 19,512. The above individuals have no voting or investment power over these Common Units. These individuals have the following ownership interests in the Successor General
     Partner:  Mr. Alexander:  40.9%; Mr. Dunn: 8.2%; Mr. Simonowicz:  8.2%; Mr.
     Keating: 4.9% and Mr. Jolly: 3.3%.
(b) Suburban Energy Services Group LLC is the General Partner. The business address of Suburban Energy Services Group LLC is 240 Route 10 West, Whippany, New Jersey 07981.
(c) Mr. Anton shares voting and investment power over these shares with his wife.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

SUCCESSOR GENERAL PARTNER ARRANGEMENTS

     In connection with the Partnership Recapitalization (See Note 9 - The Recapitalization), the Successor General Partner acquired the general partner interests, including its incentive distribution rights, in the Partnership from Millennium Chemicals Inc. for $6.0 million ("the GP Loan") which was borrowed under a private placement with Mellon Bank N.A. ("Mellon"). The Successor General Partner is an entity owned by Senior Management of the Partnership. In addition, the Partnership incurred expenses of $0.3 million to complete the purchase of the general partner interest by the Successor General Partner.

     Under the occurrence and continuance of an event of default, as defined in the GP Loan, Mellon will have the right to cause the Partnership to purchase the note evidencing the GP Loan (the "GP Note"). The Partnership has agreed to maintain borrowing availability under its available lines of credit, which will be sufficient to enable it to repurchase the GP Note in these circumstances. The note evidencing the GP Loan will also cross-default to the Partnership's obligations under its Senior Note Agreement and its Revolving Credit Agreement. Upon a GP default, the Partnership will also have the right to purchase the GP Note from Mellon.

     If the Partnership elects or is required to purchase the GP Note from Mellon, the Partnership has the right, exercisable in its sole discretion pursuant to the Deferral Plan, to cause up to all of the Common Units deposited in the trust related to the compensation deferral plan to be forfeited and cancelled (and to cause all of the related distributions to be forfeited), regardless of the amount paid by the Partnership to purchase the GP Note.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) The following documents are filed as part of this Report:

         1.  (i) Financial Statements

             See "Index to Financial Statements" set forth on page F-1.

             (ii)  Supplemental Financial Information

             Balance Sheet Information of Suburban Energy Services Group LLC

             See "Index to Supplemental Financial Information" set forth on page F-22.

         2.  Financial Statement Schedule.

             See "Index to Financial  Statement Schedule" set forth on page S-1.

         3.  Exhibits

             See "Index to Exhibits" set forth on page E-1.

             Management Contracts and Compensatory Plans and Arrangements

           - Employment Agreement dated as of March 5, 1996 between the Operating Partnership and Mr. Alexander (filed as Exhibit 10.6 to the Partnership's Current Report on Form 8-K filed on April 29,
             1996).

           - First Amendment to Employment Agreement dated as of March 5, 1996 between the Operating Partnership and Mr. Alexander entered into as of October 23, 1997 (filed as Exhibit 10.7 to the Partnership's Annual Report on Form 10-K for the fiscal year ended September 27,
             1997).

           - Second Amendment to Employment Agreement dated as of March 5, 1996 between the Operating Partnership and Mr. Alexander entered into as of April 14, 1999 (filed as Exhibit (10)(c) to the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26,
             1999).

           - The Partnership's 1996 Restricted Unit Plan (filed as Exhibit 10.8 to the Partnership's Current Report on Form 8-K filed on April 29,
             1996).

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

           - Compensation Deferral Plan of Suburban Propane Partners, L.P. and Suburban Propane, L.P., dated May 26, 1999 (filed as Exhibit
             (10)(e) to the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 1999).

           - Benefits  Protection  Trust  dated  May  26,  1999  by  and between
             Suburban Propane Partners, L.P. and First Union National Bank (filed as Exhibit (10)(f) to the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 1999).

(b)  Reports on Form 8-K

     Report on Form 8-K dated September 29, 1999 announcing the Partnership's agreement with SCANA Corporation to acquire the assets of SCANA Propane Gas, Inc., SCANA Propane Storage, Inc., SCANA Propane Supply, Inc., USA Cylinder Exchange, Inc. and C&T Pipeline, LLC for $86.0 million plus working capital.

     Report on Form 8-K dated November 17, 1999 announcing the Partnership's consummation of its previously announced purchase of the assets of SCANA Propane Gas, Inc., SCANA Propane Storage, Inc., SCANA Propane Supply, Inc., USA Cylinder Exchange, Inc. and C&T Pipeline, LLC for $86.0 million plus working capital.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Suburban Propane Partners, L.P.

                                             By: /s/ MARK A. ALEXANDER
                                                -------------------------
                                                Mark A. Alexander
                                                President, Chief Executive
                                                Officer and Appointed Supervisor


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

   Signature                    Title                        Date
   ---------                    -----                        ----


/s/ MICHAEL J. DUNN, JR.       Appointed Supervisor            December 22, 1999
----------------------------
    (Michael J. Dunn, Jr.)

/s/ JOHN HOYT STOOKEY          Elected Supervisor              December 22, 1999
----------------------------
    (John Hoyt Stookey)

/s/ HAROLD R. LOGAN, JR.       Elected Supervisor              December 22, 1999
----------------------------
    (Harold R. Logan, Jr.)

/s/ DUDLEY C. MECUM            Elected Supervisor              December 22, 1999
----------------------------
    (Dudley C. Mecum)

/s/ ANTHONY M.  SIMONOWICZ     Vice President and Chief        December 22, 1999
----------------------------   Financial Officer of
    (Anthony M. Simonowicz)    Suburban Propane Partners, L.P.

/s/ EDWARD J. GRABOWIECKI      Vice President, Controller      December 22, 1999
----------------------------   and Chief Accounting Officer
    (Edward J. Grabowiecki)    of Suburban Propane Partners, L.P.

                                INDEX TO EXHIBITS

The exhibits listed on this Exhibit Index are filed as part of this report. Exhibits required to be filed by Item 601 of Regulation S-K which are not listed are not applicable.


     Exhibit
     Number       Description
     ------       -----------

D     2.1         Recapitalization  Agreement  dated as of  November 27, 1998 by and among the Partnership, the Operating Partnership, the General Partner, Millennium and Suburban Energy Services Group
                  LLC.

A     3.1         Amended and Restated  Agreement of Limited  Partnership of the
                  Partnership dated as of March 4, 1996.


A     3.2         Amended and Restated Agreement of  Limited  Partnership of the
                  Operating Partnership dated as of March 4, 1996.

I    10.1         Credit  Agreement  dated  as of  November 8, 1999 by and among
                  Suburban Propane, L.P., the Lenders referred to therein and First Union National Bank, as Administrative Agent.

A    10.2         Note  Agreement  dated  as of  February 28, 1996 among certain investors  and  the  Operating  Partnership  relating to  $425 million  aggregate  principal amount of 7.54% Senior Notes due
                  June 30, 2011.

A    10.6         Employment  Agreement  dated  as of March 5, 1996  between the
                  Operating  Partnership and Mr. Alexander.

C    10.7         First Amendment to Employment  Agreement  dated as of March 5,
                  1996 between the Operating Partnership and Mr. Alexander entered into as of October 23, 1997.

F    10.8         Second Amendment to Employment Agreement dated as of March  5,
                  1996 between the Operating Partnership and Mr. Alexander entered into as of April 14, 1999.

A    10.9         The Partnership's 1996 Restricted Unit Plan.

A    10.10        Form  of  Unit  Grant  Agreement pursuant to the Partnership's
                  1996 Restricted Unit Plan.

B    10.11        The  Partnership   Supplemental   Executive  Retirement   Plan
                  (effective as of March 5, 1996).

B    10.12        The  Partnership's  Severance  Protection Plan dated September
                  1996.

E    10.13        Suburban Propane L.P. Long-Term Incentive Program.

     Exhibit
     Number       Description
     ------       -----------

G    10.14        Benefits Protection Trust  dated  May 26, 1999  by and between
                  Suburban Propane Partners, L.P. and First Union National Bank.

H    10.15        Compensation Deferral Plan of  Suburban Propane Partners, L.P.
                  and Suburban Propane, L.P. dated May 26, 1999.

I    21.1         Listing of Subsidiaries of the Partnership.

I    23.1         Consent of Independent Accountants.

I    27.1         Financial Data Schedule.
--------------------------------------------------------------------------------

A Incorporated by reference to the same numbered Exhibit to the Partnership's Current Report Form 8-K filed April 29, 1996.

B Incorporated by reference to the same numbered Exhibit to the Partnership's Annual Report on Form 10-K for the fiscal year ended September 28, 1996.

C Incorporated by reference to the same numbered Exhibit to the Partnership's Annual Report on Form 10-K for the fiscal year ended September 27, 1997.

D Incorporated by reference to Exhibit 2.1 to the Partnership's Form 8-K filed December 3, 1998.

E Incorporated by reference to the same numbered Exhibit to the Partnership's Annual Report on Form 10-K for the fiscal year ended September 28, 1998.

F Incorporated by reference to Exhibit (10)(c) to the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 1999.

G Incorporated by reference to Exhibit (10)(f) to the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 1999.

H Incorporated by reference to Exhibit (10)(e) to the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 1999.

I    Filed herewith.

--------------------------------------------------------------------------------

                                CREDIT AGREEMENT

                          dated as of November 10, 1999

                                  by and among

                             SUBURBAN PROPANE, L.P.,
                                  as Borrower,

                         the Lenders referred to herein,

                           FIRST UNION NATIONAL BANK,
                            as Administrative Agent,

                                  BANK ONE, NA,
                              as Syndication Agent,

                                       and

 THE BANK OF NEW YORK, CREDIT LYONNAIS NEW YORK BRANCH, and ABN AMRO BANK N.V.,
                               as Managing Agents


--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----


ARTICLE I  DEFINITIONS........................................................1
     SECTION 1.1     DEFINITIONS..............................................1
     SECTION 1.2     GENERAL.................................................21
     SECTION 1.3     OTHER DEFINITIONS AND PROVISIONS........................21


ARTICLE II  THE CREDIT FACILITIES............................................21
     SECTION 2.1     REVOLVING CREDIT LOANS..................................21
     SECTION 2.2     SWINGLINE LOANS........................................ 22
     SECTION 2.3     LIQUIDITY LOANS.........................................23
     SECTION 2.4     ACQUISITION LOANS.......................................24


ARTICLE III  LETTER OF CREDIT FACILITY.......................................24
     SECTION 3.1     L/C COMMITMENT..........................................24
     SECTION 3.2     PROCEDURE FOR ISSUANCE OF LETTERS OF CREDIT.............25
     SECTION 3.3     COMMISSIONS AND OTHER CHARGES...........................25
     SECTION 3.4     L/C PARTICIPATIONS......................................26
     SECTION 3.5     REIMBURSEMENT OBLIGATION OF THE BORROWER................27
     SECTION 3.6     OBLIGATIONS ABSOLUTE....................................27


ARTICLE IV  GENERAL LOAN PROVISIONS..........................................28
     SECTION 4.1     PROCEDURE FOR ADVANCES OF LOANS.........................28
     SECTION 4.2     REPAYMENT OF LOANS......................................29
     SECTION 4.3     NOTES...................................................30
     SECTION 4.4     LIMITATIONS ON INCURRENCE OF EXTENSIONS OF CREDIT.......30
     SECTION 4.5     PERMANENT REDUCTION OF THE REVOLVING CREDIT COMMITMENT
                     AND THE ACQUISITION COMMITMENT..........................31
     SECTION 4.6     TERMINATION OF CREDIT FACILITIES........................32
     SECTION 4.7     INTEREST................................................32
     SECTION 4.8     NOTICE AND MANNER OF CONVERSION OR CONTINUATION OF
                     LOANS...................................................35
     SECTION 4.9     FEES....................................................35
     SECTION 4.10    MANNER OF PAYMENT.......................................35
     SECTION 4.11    CREDITING OF PAYMENTS AND PROCEEDS......................36
     SECTION 4.12    ADJUSTMENTS.............................................36
     SECTION 4.13    NATURE OF OBLIGATIONS OF LENDERS REGARDING EXTENSIONS OF
                     CREDIT;  ASSUMPTION BY THE ADMINISTRATIVE AGENT.........37
     SECTION 4.14    CHANGED CIRCUMSTANCES...................................37
     SECTION 4.15    INDEMNITY...............................................39
     SECTION 4.16    CAPITAL REQUIREMENTS....................................39
     SECTION 4.17    TAXES...................................................40
     SECTION 4.18    DUTY TO MITIGATE; ASSIGNMENT OF COMMITMENTS UNDER CERTAIN
                     CIRCUMSTANCES...........................................41

ARTICLE V  CLOSING; CONDITIONS OF CLOSING AND BORROWING......................42
     SECTION 5.1     CLOSING.................................................42
     SECTION 5.2     CONDITIONS TO CLOSING AND INITIAL EXTENSIONS OF CREDIT..42
     SECTION 5.3     CONDITIONS TO ALL EXTENSIONS OF CREDIT..................45

ARTICLE VI  REPRESENTATIONS AND WARRANTIES OF THE BORROWER...................46
     SECTION 6.1     REPRESENTATIONS AND WARRANTIES..........................46
     SECTION 6.2     SURVIVAL OF REPRESENTATIONS AND WARRANTIES, ETC.........52


ARTICLE VII  FINANCIAL INFORMATION AND NOTICES...............................53
     SECTION 7.1     FINANCIAL STATEMENTS....................................53
     SECTION 7.2     OFFICER'S COMPLIANCE CERTIFICATE........................53
     SECTION 7.3     OTHER REPORTS...........................................54
     SECTION 7.4     NOTICE OF LITIGATION AND OTHER MATTERS..................54
     SECTION 7.5     ACCURACY OF INFORMATION.................................55


ARTICLE VIII  AFFIRMATIVE COVENANTS..........................................55
     SECTION 8.1     EXISTENCE; BUSINESSES AND PROPERTIES....................55
     SECTION 8.2     INSURANCE...............................................56
     SECTION 8.3     TAXES...................................................56
     SECTION 8.4     EMPLOYEE BENEFITS.......................................56
     SECTION 8.5     ACCESS TO PREMISES AND RECORDS; CONFIDENTIALITY.........56
     SECTION 8.6     COMPLIANCE WITH LAWS....................................57
     SECTION 8.7     ADDITIONAL GUARANTORS...................................57
     SECTION 8.8     USE OF PROCEEDS.........................................57
     SECTION 8.9     PARTNERSHIP DOCUMENTS...................................57
     SECTION 8.10    COMPLIANCE WITH ENVIRONMENTAL AND SAFETY LAWS...........57
     SECTION 8.11    PREPARATION OF ENVIRONMENTAL REPORTS....................58
     SECTION 8.12    CORPORATE IDENTITY......................................58
     SECTION 8.13    FEDERAL RESERVE REGULATIONS.............................58
     SECTION 8.14    AVAILABLE CASH RESERVES.................................58
     SECTION 8.15    FURTHER ASSURANCES......................................59
     SECTION 8.16    YEAR 2000 COMPATIBILITY.................................59
     SECTION 8.17    COMMODITY HEDGING POLICY................................59


ARTICLE IX  FINANCIAL COVENANTS..............................................59
     SECTION 9.1     INTEREST COVERAGE RATIO.................................59
     SECTION 9.2     LEVERAGE RATIO..........................................59
     SECTION 9.3     ADJUSTED CONSOLIDATED NET WORTH.........................59


ARTICLE X  NEGATIVE COVENANTS................................................60
     SECTION 10.1    INDEBTEDNESS............................................60
     SECTION 10.2    LIENS...................................................62
     SECTION 10.3    SALE AND LEASE-BACK TRANSACTIONS........................64
     SECTION 10.4    INVESTMENTS, LOANS AND ADVANCES.........................64

     SECTION 10.5    MERGERS, CONSOLIDATIONS, SALES OF ASSETS AND
                     ACQUISITIONS............................................66
     SECTION 10.6    RESTRICTED PAYMENTS.....................................67
     SECTION 10.7    TRANSACTIONS WITH AFFILIATES............................68
     SECTION 10.8    BUSINESS OF BORROWER AND SUBSIDIARIES...................68
     SECTION 10.9    MATERIAL AGREEMENTS; TAX STATUS.........................69
     SECTION 10.10   LEASE OBLIGATIONS.......................................69
     SECTION 10.11   PRIORITY INDEBTEDNESS...................................70
     SECTION 10.12   CERTAIN ACCOUNTING CHANGES..............................70
     SECTION 10.13   MELLON NOTE PURCHASE....................................70
     SECTION 10.14   RESTRICTIVE AGREEMENTS..................................70


ARTICLE XI  [INTENTIONALLY OMITTED]..........................................70


ARTICLE XII  DEFAULT AND REMEDIES............................................70
     SECTION 12.1    EVENTS OF DEFAULT.......................................70
     SECTION 12.2    REMEDIES................................................72
     SECTION 12.3    RIGHTS AND REMEDIES CUMULATIVE; NON-WAIVER; ETC.........73


ARTICLE XIII  THE ADMINISTRATIVE AGENT.......................................73
     SECTION 13.1    APPOINTMENT.............................................73
     SECTION 13.2    DELEGATION OF DUTIES....................................74
     SECTION 13.3    EXCULPATORY PROVISIONS..................................74
     SECTION 13.4    RELIANCE BY THE ADMINISTRATIVE AGENT....................74
     SECTION 13.5    NOTICE OF DEFAULT.......................................75
     SECTION 13.6    NON-RELIANCE ON THE ADMINISTRATIVE AGENT AND OTHER
                     LENDERS.................................................75
     SECTION 13.7    INDEMNIFICATION.........................................76
     SECTION 13.8    THE ADMINISTRATIVE AGENT IN ITS INDIVIDUAL CAPACITY.....76
     SECTION 13.9    RESIGNATION OF THE ADMINISTRATIVE AGENT; SUCCESSOR
                     ADMINISTRATIVE AGENT....................................76


ARTICLE XIV  MISCELLANEOUS...................................................77
     SECTION 14.1    NOTICES.................................................77
     SECTION 14.2    EXPENSES; INDEMNITY.....................................78
     SECTION 14.3    SET-OFF.................................................79
     SECTION 14.4    GOVERNING LAW...........................................79
     SECTION 14.5    CONSENT TO JURISDICTION.................................79
     SECTION 14.6    BINDING ARBITRATION; WAIVER OF JURY TRIAL...............79
     SECTION 14.7    REVERSAL OF PAYMENTS....................................81
     SECTION 14.8    INJUNCTIVE RELIEF; PUNITIVE DAMAGES.....................81
     SECTION 14.9    ACCOUNTING MATTERS......................................81
     SECTION 14.10   SUCCESSORS AND ASSIGNS; PARTICIPATIONS..................82
     SECTION 14.11   AMENDMENTS, WAIVERS AND CONSENTS........................85
     SECTION 14.12   PERFORMANCE OF DUTIES...................................85
     SECTION 14.13   ALL POWERS COUPLED WITH INTEREST........................85
     SECTION 14.14   SURVIVAL OF INDEMNITIES.................................85

     SECTION 14.15   TITLES AND CAPTIONS.....................................85
     SECTION 14.16   SEVERABILITY OF PROVISIONS..............................85
     SECTION 14.17   COUNTERPARTS............................................86
     SECTION 14.18   TERM OF AGREEMENT.......................................86
     SECTION 14.19   INCONSISTENCIES WITH OTHER DOCUMENTS; INDEPENDENT EFFECT
                     OF COVENANTS............................................86

EXHIBITS

Exhibit A-1       -        Form of Revolving Credit Note
Exhibit A-2       -        Form of Acquisition Note
Exhibit A-3       -        Form of Swingline Note
Exhibit B         -        Form of Notice of Borrowing
Exhibit C         -        Form of Notice of Account Designation
Exhibit D         -        Form of Notice of Prepayment
Exhibit E         -        Form of Notice of Conversion/Continuation
Exhibit F         -        Form of Officer's Compliance Certificate
Exhibit G         -        Form of Assignment and Acceptance
Exhibit H         -        Form of Guarantee Agreement
Exhibit I         -        Senior Note Agreement





SCHEDULES

Schedule 1        -        Lenders and Commitments
Schedule 6.1(a)   -        Jurisdictions of Organization and Qualification
Schedule 6.1(b)   -        Subsidiaries and Capitalization
Schedule 6.1(m)   -        Defaults
Schedule 6.1(n)   -        Employee Relations
Schedule 6.1(u)   -        Indebtedness and Contingent Obligations
Schedule 6.1(v)   -        Litigation
Schedule 10.2     -        Existing Liens

         CREDIT AGREEMENT, dated as of the 10th day of November, 1999, by and among SUBURBAN PROPANE, L.P., a limited partnership organized under the laws of Delaware (the "BORROWER"), the Lenders who are or may become a party hereto, in their capacity as Lenders and in such other capacities as reflected on the signature pages hereto, and FIRST UNION NATIONAL BANK, as Administrative Agent.

                              STATEMENT OF PURPOSE

         The Borrower has requested, and the Lenders have agreed, to provide an aggregate $175,000,000 credit facility for the purposes of (a) refinancing indebtedness of the Borrower under the Second Amended and Restated Credit
Agreement dated as of May 26, 1999, among the Borrower, the financial institutions named therein as Lenders, First Union, as Administrative Agent, and The Bank of New York as Documentation Agent (as amended, the "EXISTING CREDIT AGREEMENT"), (b) to provide financing for the proposed acquisition (the "SCANA ACQUISITION") of substantially all of the assets of SCANA Propane Gas, Inc., SCANA Propane Supply, Inc., SCANA Propane Storage, Inc., USA Cylinder Exchange, Inc. and C & T Pipeline, LLC (collectively, the "SCANA SELLERS") pursuant to the terms of the Purchase and Sale Agreement dated as of September 27, 1999 (the "SCANA ACQUISITION AGREEMENT") among the Borrower and the SCANA Sellers and (c) to provide financing for future acquisitions and ongoing working capital purposes.
         NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the parties hereto, such parties hereby agree as follows:


                                    ARTICLE I

                                   DEFINITIONS

         SECTION 1.1 DEFINITIONS. The following terms when used in this Agreement shall have the meanings assigned to them below:

         "ACQUISITION COMMITMENT" means, (a) as to any Lender, the obligation of such Lender to make Acquisition Loans to the Borrower hereunder in an aggregate principal amount at any time outstanding not to exceed the amount so designated opposite such Lender's name on SCHEDULE 1 hereto, as the same may be reduced or modified at any time or from time to time pursuant to the terms hereof, and (b) as to all Lenders, the aggregate commitment of all Lenders to make Acquisition Loans, as such amount may be reduced at any time from time to time pursuant to the terms hereof. The Acquisition Commitment of all Lenders on the Closing Date shall be One Hundred Million Dollars ($100,000,000).

         "ACQUISITION COMMITMENT PERCENTAGE" means, as to any Lender at anytime, the ratio of (a) the amount of the Acquisition Commitment of such Lender to (b) the Acquisition Commitment of all of the Lenders.

         "ACQUISITION FACILITY" means the acquisition loan facility established pursuant to Article II hereof.

         "ACQUISITION LOAN" means any of the acquisition loans made by the Lenders to the Borrower pursuant to SECTION 2.4 and all such loans collectively as the context requires.

         "ACQUISITION NOTES" means the separate Acquisition Notes made by the Borrower payable to the order of each Lender, substantially in the form of EXHIBIT A-2 hereto, evidencing the Acquisition Facility, and any amendments and modifications thereto, any substitutes therefor, and any replacements, restatements, renewals or extension thereof, in whole or in part; "ACQUISITION NOTE" means any of such Acquisition Notes.

         "ADJUSTED CONSOLIDATED NET WORTH" means, with respect to the Borrower and its Subsidiaries on a Consolidated basis at any time, the sum at such time of (a) Consolidated Net Worth of the Borrower and its Subsidiaries at such time and (b) the aggregate amount of goodwill amortization recorded from and after the Effective Date (as defined in the Credit Agreement dated as of February 28, 1996 among the Borrower, the lenders party thereto and The Chase Manhattan Bank, as administrative agent), determined on a Consolidated basis in accordance with GAAP.

         "ADJUSTED OPERATING SURPLUS" has the meaning assigned thereto in the Parent Partnership Agreement, as in effect on the date hereof.

         "ADMINISTRATIVE   AGENT"   means  First   Union  in  its   capacity  as
Administrative Agent hereunder,  and any successor thereto appointed pursuant to
SECTION 13.9.

         "ADMINISTRATIVE AGENT'S OFFICE" means the office of the Administrative Agent specified in or determined in accordance with the provisions of SECTION 14.1.

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

         "AGGREGATE COMMITMENT" means the aggregate amount of the Lenders' Commitments hereunder, as such amount may be reduced or modified at any time or from time to time pursuant to the terms hereof. On the Closing Date, the Aggregate Commitment shall be One Hundred Seventy-Five Million Dollars ($175,000,000).

         "AGREEMENT"  means  this  Credit  Agreement,   as  amended,   restated,
supplemented or otherwise modified from time to time.

         "APPLICABLE LAW" means all applicable provisions of constitutions, statutes, laws, ordinances, rules, treaties, regulations, permits, licenses, approvals, interpretations and orders of all Governmental Authorities and all orders and decrees of all courts and arbitrators.

         "APPLICABLE MARGIN" has the meaning assigned thereto in SECTION 4.7(C).

         "APPLICATION" means an application, in the form specified by the Issuing Lender from time to time, requesting the Issuing Lender to issue a Letter of Credit.

         "ARBITRATION RULES"has the meaning assigned thereto in SECTION 14.6(A).

         "ASSIGNMENT AND ACCEPTANCE" has the meaning assigned thereto in SECTION 14.10.

         "AVAILABLE  CASH" means, with  respect to  any  fiscal  quarter  of the
Borrower:

                  (a) the sum of (i) all cash and cash equivalents of the Borrower and its Subsidiaries on hand at the end of such quarter and (ii) all additional cash and cash equivalents of the Borrower and its Subsidiaries on hand on the date of determination of Available Cash with respect to such quarter resulting from borrowings hereunder, LESS

                  (b) the amount of cash reserves that is necessary or appropriate in the reasonable discretion of the Board of Supervisors of the Borrower to (i) provide for the proper conduct of the business of the Borrower and its Subsidiaries (including reserves for future capital expenditures) subsequent to such quarter, (ii) comply with Applicable Law or any loan agreement (including, but not limited to, this Agreement), security agreement, mortgage, debt instrument or other agreement or obligation to which the Borrower or any Subsidiary is a party or by which it is bound or its assets are subject and which is permitted by the terms hereof or (iii) provide funds for distributions to partners of the Parent and the General Partner in respect of any one or more of the next succeeding four fiscal quarters; PROVIDED that the Board of Supervisors shall not establish cash reserves pursuant to clause (iii) if the effect of such reserves would be that the Parent is unable to distribute the Minimum Quarterly Distribution on the Common Units with respect to such quarter; and PROVIDED, FURTHER, that disbursements made or cash reserves established, increased or reduced after the end of such quarter but on or before the date of determination of Available Cash with respect to such quarter shall be deemed to have been made, established, increased or reduced, for purposes of determining Available Cash, within such quarter if the Board of Supervisors of the Borrower so determines.

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

         "BASE RATE LOAN" means any Loan bearing interest at a rate based upon the Base Rate as provided in SECTION 4.7(A).

         "BENEFITED LENDER" has the meaning assigned thereto in SECTION 4.12.

         "BLOCKED PORTION" has the meaning assigned thereto in SECTION 2.1(B).

         "BOARD OF SUPERVISORS" means, with respect to the Parent or the Borrower, as the case may be, such Board of Supervisors as defined in the Parent Partnership Agreement or the Borrower Partnership Agreement, as applicable.

         "BORROWER" means Suburban Propane, L.P. in its capacity as borrower hereunder.

         "BORROWER PARTNERSHIP AGREEMENT" means the Second Amended and Restated Agreement of Limited Partnership of the Borrower, as in effect on the date hereof and as it may be amended, supplemented or otherwise modified from time to time.

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

         "CHANGE IN OWNERSHIP" means the occurrence, at any time prior to the Termination Date, of any of the following events: (a) any Person or group of Persons, other than those Persons owning Capital Stock of the General Partner on the Closing Date, shall acquire, directly or indirectly, (i) more than 50% of the outstanding Capital Stock of the General Partner entitled to vote in the election or removal of the members of the Board of Supervisors or (ii) outstanding Capital Stock of the General Partner entitled to more than 50% of the assets of the General Partner upon the dissolution or liquidation thereof,
(b) the General Partner shall fail to own directly or indirectly, beneficially and of record, 100% of the general partner interests in each of the Parent and the Borrower, (c) a majority of the seats (excluding vacant seats) on the Board of Supervisors of the Parent or the Borrower should at any time after the Closing Date be occupied by Persons who were not nominated by the General Partner, by a majority of the Board of Supervisors of the Parent or the Borrower or by Persons so nominated or (d) a change in control with respect to the General Partner, the Parent, or the Borrower (or similar event, however denominated) should occur under and as defined in any indenture or agreement in respect of Indebtedness in an aggregate outstanding principal amount in excess of $10,000,000 to which the General Partner, the Parent, the Borrower or any Subsidiary is party.

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

         "COMMITMENT" means, as to any Lender, on a collective basis, such Lender's Acquisition Commitment and Revolving Credit Commitment, as set forth opposite such Lender's name on SCHEDULE 1 hereto, as the same may be reduced or modified at any time or from time to time pursuant to the terms hereof.

         "COMMITMENT PERCENTAGE" means, as to any Lender at any time, the ratio of (a) for Revolving Credit Loans, (i) the amount of the Revolving Credit Commitment of such Lender to (ii) the Revolving Credit Commitment of all of the Lenders and (b) for Acquisition Loans, (i) the amount of the Acquisition Loan Commitment of such Lender to (ii) the Acquisition Commitment of all of the Lenders.

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

         "COMPENSATION DEFERRAL PLAN" means the Compensation Deferral Plan of the Parent and the Borrower as in effect on the date hereof and as amended, restated or supplemented from time to time in accordance with the provisions of this Agreement.

         "CONSOLIDATED" means, when used with reference to financial statements or financial statement items of the Borrower and its Subsidiaries, such statements or items on a consolidated basis in accordance with applicable principles of consolidation under GAAP.

         "CONSOLIDATED NET WORTH" means, with respect to any Person and its Subsidiaries on a Consolidated basis at any time, the lesser at such time of (a) partners' capital or stockholders' equity, as applicable, of such Person and its Subsidiaries at such time, determined on a Consolidated basis in accordance with GAAP, and (b) "Consolidated Net Worth" as defined in the Senior Note Agreement as in effect on the date hereof.

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

         "COVERED PERSONS" has the meaning assigned thereto in the definition of Restricted Payment.

         "CREDIT FACILITIES" means the collective reference to the Revolving Credit Facility, the Acquisition Facility and the L/C Facility.

         "DEFAULT" means any of the events specified in SECTION 12.1, which with the passage of time, the giving of notice or any other condition, would constitute an Event of Default.

         "DESIGNATED NET PROCEEDS" means 100% of all proceeds in cash or cash equivalents (including cash proceeds subsequently received in respect of noncash consideration initially received), net of selling expenses (including reasonable broker's fees or commissions, transfer and similar taxes, the Borrower's good faith estimate of income taxes incurred in connection with the receipt of such proceeds and appropriate reserves to be provided by the Borrower or any Subsidiary as a reserve required in accordance with GAAP against any liabilities associated with such sale, transfer or other disposition and retained by the Borrower or such Subsidiary after such sale, transfer or disposition), from any sale, transfer or other disposition (other than the sale of inventory in the ordinary course) of any asset or assets of the Borrower or any Subsidiary (including the sale or issuance of any Capital Stock of any Subsidiary) to any Person in any transaction, transactions or related series of transactions; PROVIDED, that the first $15,000,000 of such net proceeds received in any Fiscal Year (the "EXEMPT PROCEEDS") shall not constitute Designated Net Proceeds; PROVIDED FURTHER, that if the Borrower shall deliver a certificate of a Responsible Officer to the Administrative Agent promptly following receipt of any such proceeds in any Fiscal Year in excess of the Exempt Proceeds for such Fiscal Year certifying that the Borrower intends to use any portion of such excess proceeds to acquire productive assets in the same line of business as the assets sold within twelve (12) months of receipt thereof, such portion shall not constitute Designated Net Proceeds except to the extent not so used within such twelve (12) month period.

         "DESIGNATED NET INSURANCE/CONDEMNATION PROCEEDS" means 100% of all insurance or condemnation proceeds received in cash or cash equivalents, net of reasonable costs of proceedings in connection therewith and any settlement in respect thereof, from any damage, destruction, condemnation or other taking involving insurance or condemnation proceeds in excess of $100,000 with respect to any single occurrence; PROVIDED, that the first $2,500,000 of such net proceeds received in any Fiscal Year (the "EXEMPT INSURANCE/CONDEMNATION PROCEEDS") shall not constitute Designated Net Insurance/Condemnation Proceeds; PROVIDED FURTHER, that if the Borrower shall deliver a certificate of a Responsible Officer to the Administrative Agent promptly following receipt of any such proceeds in any Fiscal Year in excess of the Exempt
Insurance/Condemnation Proceeds for such Fiscal Year certifying that the Borrower intends to use any portion of such excess proceeds to restore, modify or replace the properties or assets in respect of which such insurance or condemnation proceeds were received within twelve (12) months of such receipt, such portion shall not constitute Designated Net Insurance/Condemnation Proceeds except to the extent not so used within such twelve (12) month period.

         "DISPUTEs" has the meaning set forth in SECTION 14.6(A).

         "DISTRIBUTION SHORTFALL" means, at any time, the amount by which (a) the Minimum Quarterly Distribution for the most recently ended period of four fiscal quarters exceeds (b) Adjusted Operating Surplus for such period.

         "DOLLARS" OR "$" means, unless otherwise qualified, dollars in lawful currency of the United States.

         "EBITDA" means, with respect to the Borrower and its Subsidiaries on a Consolidated basis for any period, the Consolidated net income of the Borrower and its Subsidiaries for such period, computed in accordance with GAAP, PLUS, to the extent deducted in computing such Consolidated net income and without duplication, the sum of (a) income tax expense, (b) Interest Expense, (c) depreciation and amortization expense, (d) extraordinary losses during such period, (e) a one-time expense relating to the fees and expenses (including non-cash compensation expenses) incurred in connection with the Recapitalization in an aggregate amount not to exceed $20,000,000, of which not more than $7,500,000 shall be cash expenses and (f) other cash restructuring charges, in an aggregate amount not to exceed $5,000,000 during the term of the Credit Facilities (including the term of the Existing Credit Agreement) MINUS, to the extent added in computing such Consolidated net income and without duplication, extraordinary gains during such period.

         "ELIGIBLE ASSIGNEE" means, with respect to any assignment of the rights, interest and obligations of a Lender hereunder, a Person that is at the time of such assignment (a) a commercial bank organized or licensed under the laws of the United States or any state thereof, having combined capital and surplus in excess of $500,000,000, (b) a commercial bank organized under the laws of any other country that is a member of the Organization of Economic Cooperation and Development, or a political subdivision of any such country, having combined capital and surplus in excess of $500,000,000, (c) a finance company, insurance company or other financial institution which in the ordinary course of business extends credit of the type extended hereunder and that has total assets in excess of $1,000,000,000, (d) already a Lender hereunder (whether as an original party to this Agreement or as the assignee of another Lender) or an Affiliate or Subsidiary thereof, (e) the successor (whether by transfer of assets, merger or otherwise) to all or substantially all of the commercial lending business of the assigning Lender, or (f) any other Person that has been approved in writing as an Eligible Assignee by the Administrative Agent and, if no Default or Event of Default exists and is continuing, the Borrower.

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

         "EVENT OF DEFAULT" means any of the events specified in SECTION 12.1; PROVIDED that any requirement for passage of time, giving of notice, or any other condition, has been satisfied.

         "EXEMPT INSURANCE/CONDEMNATION PROCEEDS" has the meaning assigned such term in the definition of Designated Net Insurance/Condemnation Proceeds.

         "EXEMPT PROCEEDS" has the meaning assigned such term in the definition of Designated Net Proceeds.

         "EXISTING CREDIT AGREEMENT" has the meaning set forth in the Statement of Purpose.

         "EXTENSIONS OF CREDIT" means, as to any Lender at any time, an amount equal to the sum of (a) the aggregate principal amount of all Revolving Credit Loans made by such Lender then outstanding, (b) the aggregate principal amount of all Liquidity Loans made by such Lender then outstanding, (c) the aggregate principal amount of all Acquisition Loans made by such Lender then outstanding,
(d) such Lender's Commitment Percentage of the L/C Obligations then outstanding and (e) such Lender's Commitment Percentage of the Swingline Loans then outstanding.

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

         "FINANCIAL OFFICER" means, as to any Person, the chief financial officer, the treasurer or the principal accounting officer of such Person.

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

         "GENERAL PARTNER" means Suburban Energy Services Group LLC, a Delaware limited liability company.

         "GENERAL PARTNER UNIT" means a unit representing a fractional part of the General Partner's general partner interest in the Parent (which shall exclude any limited partner or other interest that the General Partner may have from time to time in the Parent).

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

         "GUARANTEE AGREEMENT" means the Guarantee Agreement, substantially in the form of EXHIBIT H, to be entered into by each Subsidiary of the Borrower (other than any foreign Subsidiary and Suburban Sales and Service, Inc.) for the benefit of the Lenders and the Administrative Agent.

         "GUARANTOR" means each Subsidiary that is party to the Guarantee Agreement on the Closing Date together with any Subsidiary who becomes a party to the Guarantee Agreement after the Closing Date in accordance with the terms of SECTION 8.7.

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

         "INDEBTEDNESS"  means, with respect to any Person,  without duplication
(a) all obligations of such Person for borrowed money or with respect to deposits or advances of any kind (including repurchase obligations), (b) all obligations of such Person evidenced by bonds, debentures, notes or similar instruments or letters of credit in support of bonds, notes, debentures or similar instruments, (c) all obligations of such Person upon which interest charges are customarily paid, (d) all obligations of such Person under any conditional sale or other title retention agreement relating to property purchased by such Person, (e) all obligations of such Person issued or assumed as the deferred purchase price of property or services, (f) all obligations under Capital Leases of such Person, (g) all obligations of others secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien on property or assets owned or acquired by such Person, whether or not the obligations secured thereby have been assumed, (h) all Guarantees of such Person, (i) all obligations of such Person with respect to interest rate protection agreements (including without limitation Hedging Agreements), foreign currency exchange agreements, Commodity Hedging Agreements or other hedging arrangements (valued at the termination value thereof computed in accordance with a method approved by the International Swap Dealers Association and agreed to by such Person in the applicable Hedging Agreement, if any), (j) all obligations of such Person as an account party in respect of letters of credit (i) securing Indebtedness (other than letters of credit obtained in the ordinary course of business and consistent with past practices) or (ii) obtained for any purpose not in the ordinary course of business or not consistent with past practices and (k) all obligations of such Person in respect of bankers' acceptances; PROVIDED that accounts payable to suppliers incurred in the ordinary course of business and paid in the ordinary course of business consistent with past practices shall not constitute Indebtedness.

         "INTEREST EXPENSE" means, with respect to any period, the sum of, without duplication, gross interest expense and capitalized interest of the Borrower and its Subsidiaries for such period MINUS interest income of the Borrower and its Subsidiaries for such period, determined on a Consolidated basis in accordance with GAAP.

         "INTEREST PERIOD" has the meaning assigned thereto in SECTION 4.7(B).

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

         "ISP 98" means the International Standby Practices (1998 Revision, effective January 1, 1999), International Chamber of Commerce Publication No. 590.


         "ISSUING LENDER" means First Union, in its capacity as issuer of any Letter of Credit, or any successor thereto.

         "L/C COMMITMENT" means the lesser of (a) Fifteen Million Dollars ($15,000,000) and (b) the Revolving Credit Commitment.

         "L/C FACILITY" means the letter of credit facility established pursuant to Article III.

         "L/C OBLIGATIONS" means at any time, an amount equal to the sum of (a) the aggregate undrawn and unexpired amount of the then outstanding Letters of Credit and (b) the aggregate amount of drawings under Letters of Credit which have not then been reimbursed pursuant to SECTION 3.5.

         "L/C PARTICIPANTS" means the collective reference to all the Lenders other than the Issuing Lender.

         "LENDER" means each Person executing this Agreement as a Lender (including, without limitation, the Issuing Lender and the Swingline Lender unless the context otherwise requires) set forth on the signature pages hereto and each Person that hereafter becomes a party to this Agreement as a Lender pursuant to SECTION 14.10.

         "LENDERS' PORTION" means, with respect to any Designated Net Proceeds or any Designated Net Insurance/Condemnation Proceeds, the ratio, expressed as a percentage, in effect as of noon, Charlotte time, on the date on which such Designated Net Proceeds or Designated Net Insurance/Condemnation Proceeds, as applicable, are being applied pursuant to SECTION 4.2(E), of (i) the Aggregate Commitment to (ii) the sum of (x) the amount referred to in clause (i) and (y) the aggregate principal amount at such time of the Senior Notes.

         "LENDING OFFICE" means, with respect to any Lender, the office of such Lender maintaining such Lender's Commitment Percentage of the Loans.

         "LETTERS OF CREDIT" has the meaning assigned thereto in SECTION 3.1.

         "LEVERAGE RATIO" means, on any date, the ratio of (a) Total Indebtedness as of such date to (b) an amount equal to the aggregate amount of EBITDA of the Borrower and its Subsidiaries for the period of four consecutive fiscal quarters ended most recently on or prior to such date, determined on a Consolidated basis in accordance with GAAP.

         "LIBOR" means the rate of interest per annum determined on the basis of the rate for deposits in Dollars in minimum amounts of at least $5,000,000 for a period equal to the Interest Period selected which appears on the Dow Jones Market Screen 3750 at approximately 11:00 a.m. London time, two (2) Business Days prior to the first day of the applicable Interest Period (rounded upward, if necessary, to the nearest one-sixteenth of one percent (1/16%)). If, for any reason, such rate does not appear on Dow Jones Market Screen 3750, then "LIBOR" shall be determined by the Administrative Agent to be the arithmetic average of the rate per annum at which deposits in Dollars in minimum amounts of at least $5,000,000 would be offered by first class banks in the London interbank market to the Administrative Agent at approximately 11:00 a.m. London time, two (2) Business Days prior to the first day of the applicable Interest Period for settlement in immediately available funds by leading banks in the London interbank market for a period equal to the Interest Period selected. Each calculation by the Administrative Agent of LIBOR shall be conclusive and binding for all purposes, absent manifest error.

         "LIBOR RATE" means a rate per annum (rounded upwards, if necessary, to the next higher 1/100th of 1%) determined by the Administrative Agent pursuant to the following formula:

         LIBOR Rate =               LIBOR
                                    ----------------
                                    1.00-Eurodollar Reserve Percentage

         "LIBOR RATE LOAN" means any Loan bearing interest at a rate based upon the LIBOR Rate as provided in SECTION 4.7(A).

         "LIEN" means, with respect to any asset, any mortgage, lien, pledge, charge, security interest, hypothecation or encumbrance of any kind in respect of such asset. For the purposes of this Agreement, a Person shall be deemed to own subject to a Lien any asset which it has acquired or holds subject to the interest of a vendor or lessor under any conditional sale agreement, Capital Lease or other title retention agreement relating to such asset.

         "LIQUIDITY LOAN" means any Revolving Credit Loan designated as a liquidity loan pursuant to SECTION 2.3.

         "LIQUIDITY RESERVE AMOUNT" means:

         (a) from the date hereof through December 31, 2000, Twenty Two Million Dollars ($22,000,000) LESS the aggregate amount of Distributions Shortfalls that have occurred from the date of this Agreement through, and including, the date of determination; and

         (b) from and after January 1, 2001, (i) the lesser of (A) Eleven Million, Six Hundred Thousand Dollars ($11,600,000) and (B) the Liquidity Reserve Amount on the Closing Date as reduced pursuant to the immediately preceding clause (a) of this definition LESS (ii) to the extent not deducted pursuant to such clause (a), the amount of the Distribution Shortfall, if any, as of the end of the four fiscal quarter period ending December 31, 2000;

PROVIDED, that in no event shall the Liquidity Reserve Amount be less than zero.

         "LOAN" means any Revolving Credit Loan, Acquisition Loan, Liquidity Loan or Swingline Loan made to the Borrower pursuant to Article II, and all such Loans collectively as the context requires.

         "LOAN DOCUMENTS" means, collectively, this Agreement, the Notes, the Applications, any Hedging Agreement with any Lender (to the extent such Hedging Agreement is permitted hereunder), the Guarantee Agreement and each other document, instrument, certificate and agreement executed and delivered by the Borrower, its Subsidiaries or their counsel in connection with this Agreement or otherwise referred to herein or contemplated hereby, all as may be amended, restated, supplemented or otherwise modified from time to time.

         "MANAGEMENT CASH RESERVE" means the cash available to be accelerated in any quarter by the Parent or the Borrower from the Rabbi Trust in accordance with Section 9.1(c) of the Compensation Deferral Plan to support the payment by the Parent of the Minimum Quarterly Distribution for such quarter.

         "MATERIAL ADVERSE EFFECT" means (a) a materially adverse effect on the business, assets, operations, prospects or financial condition of the Business, the General Partner, the Parent, the Borrower or the Borrower and its Subsidiaries taken as a whole, (b) any material impairment of the ability of the Borrower or any Subsidiary to perform any of its Obligations under any Loan Document or (c) any material impairment of the rights of or benefits available to the Lenders or the Administrative Agent under any of the Loan Documents.

         "MELLON LOAN AGREEMENT" means the Term Loan Agreement, dated May 26, 1999, between Mellon Bank, N.A. and the General Partner, as in effect on the date hereof.

         "MELLON NOTE" means that certain promissory note dated May 26, 1999 in the original principal amount of $6,000,000 from the Borrower payable to the order of Mellon Bank, N.A.

         "MELLON NOTE DOCUMENTS" means the Mellon Note, the Mellon Note Purchase Agreement, the Mellon Loan Agreement, and each security document or other document relating thereto.

         "MELLON NOTE PURCHASE AGREEMENT" means the Note Purchase Agreement, dated May 26, 1999, between the Borrower and Mellon Bank, N.A., as in effect on the date hereof.

         "MINIMUM QUARTERLY DISTRIBUTION" means, with respect to each quarter, the aggregate amount required by the Parent (a) to pay each holder of Common Units $0.50 per Common Unit per quarter and (b) to pay the General Partner $0.50 per General Partner Unit per quarter, in each case subject to adjustment in accordance with the Parent Partnership Agreement.

         "MULTIEMPLOYER PLAN" means a "multiemployer plan" as defined in Section 4001(a)(3) of ERISA to which the Borrower or any ERISA Affiliate is making, or is accruing an obligation to make, or has accrued an obligation to make contributions within the preceding six (6) years.

         "NET DISTRIBUTION SHORTFALL" means, at any time, the Distribution Shortfall as of such date MINUS the Management Cash Reserve as of such date.

         "NOTES" means the collective reference to the Revolving Credit Notes, the Liquidity Notes, the Acquisition Notes and the Swingline Note; "NOTE" means any of such Notes.

         "NOTICE OF ACCOUNT  DESIGNATION" has  the  meaning  assigned thereto in
SECTION 4.1(B).

         "NOTICE OF BORROWING" has the meaning  assigned  thereto in SECTION 4.1
(A).

         "NOTICE OF CONVERSION/CONTINUATION" has the meaning assigned thereto in
SECTION 4.8.

         "NOTICE OF PREPAYMENT" has the meaning assigned thereto in SECTION 4.2
(C).

         "OBLIGATIONS" means, in each case, whether now in existence or hereafter arising: (a) the principal of and interest on (including interest accruing after the filing of any bankruptcy or similar petition) the Loans, (b) the L/C Obligations, (c) all payment and other obligations owing by the Borrower to any Lender or the Administrative Agent under any Hedging Agreement to which a Lender is a party which is permitted under this Agreement and (d) all other fees and commissions (including attorney's fees), charges, indebtedness, loans, liabilities, financial accommodations, obligations, covenants and duties owing by the Borrower or any of its Subsidiaries to the Lenders or the Administrative Agent, in each case under or in respect of this Agreement, any Note, any Letter of Credit or any of the other Loan Documents of every kind, nature and description, direct or indirect, absolute or contingent, due or to become due, contractual or tortious, liquidated or unliquidated, and whether or not evidenced by any note, and whether or not for the payment of money under or in respect of this Agreement, any Note, any Letter of Credit or any of the other Loan Documents.

         "OFFICER'S COMPLIANCE CERTIFICATE" has the meaning assigned thereto in
SECTION 7.2.

         "OTHER TAXES" has the meaning assigned thereto in SECTION 4.17(B).

         "PARENT" means Suburban Propane Partners, L.P., a limited partnership organized under the laws of the State of Delaware.

         "PARENT PARTNERSHIP AGREEMENT" means the Second Amended and Restated Agreement of Limited Partnership of Suburban Propane Partners, L.P. as in effect on the date hereof and as it may be amended, supplemented or otherwise modified from time to time.

         "PARENT SIDE LETTER" means that certain side letter agreement by and between the Parent and the Administrative Agent dated of even date herewith.

         "PBGC" means the Pension Benefit Guaranty Corporation or any successor agency.

         "PARTNERSHIP DOCUMENTS" means the Parent Partnership Agreement and the Borrower Partnership Agreement, in each case as in effect on the date hereof and as the same may from time to time be amended, supplemented or otherwise modified in accordance with the terms hereof and thereof.

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

         "PERMITTED BANKS" has the meaning assigned to such term in SECTION 10.4
(C).

         "PERMITTED BUSINESS ACQUISITION" means any acquisition of all or substantially all the assets of, or all the shares or other equity interests in, a Person or division or line of business of a Person (or any subsequent investment made in a previously acquired Permitted Business Acquisition) if immediately after giving effect thereto: (a) no Event of Default or Default or Senior Note Default shall have occurred and be continuing or would result therefrom, (b) all transactions related thereto shall be consummated in accordance with applicable laws, (c) all the Capital Stock of any acquired or newly formed corporation, partnership, association or other business entity is owned directly by the Borrower or a domestic Wholly-Owned Subsidiary and such acquired or newly formed Subsidiary shall have entered into the Guarantee Agreement, (d) the Borrower and its Subsidiaries shall be in compliance, on a pro forma basis after giving effect to such acquisition or formation, with the covenants contained in Article IX recomputed as at the last day of the most recently ended fiscal quarter of the Borrower and its Subsidiaries as if such acquisition had occurred on the first day of each relevant period for testing such compliance, and, in the case of any transaction involving consideration (whether cash or property, as valued at the time such transaction is consummated) in excess of $5,000,000, the Borrower shall have delivered to the Administrative Agent a certificate of a Responsible Officer to such effect, together with all relevant financial information for such Subsidiary or assets and calculations demonstrating such compliance, (e) any acquired or newly formed Subsidiary shall not be liable for any Indebtedness (except for Indebtedness permitted by SECTION 10.1) and (f) the Required Lenders shall have given their prior written consent (which consent shall not be unreasonably withheld, taking into consideration the merits of the acquisition) in the case of (i) any acquisition outside the business currently conducted by the Borrower involving consideration (whether cash or property, as valued at the time each investment is made) in excess of $5,000,000 and (ii) any acquisition if as a result thereof the aggregate consideration (whether cash or property, as valued at the time each investment is made) for all acquisitions (net of return of capital of (but not return on) investments in such acquisitions) would be in excess of $25,000,000; PROVIDED, that the SCANA Acquisition shall be considered a Permitted Business Acquisition as of the Closing Date.

         "PERSON" means an individual, corporation, limited liability company, partnership, association, trust, business trust, joint venture, joint stock company, pool, syndicate, sole proprietorship, unincorporated organization, Governmental Authority or any other form of entity or group thereof.

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

         "RABBI TRUST" means the trust established pursuant to the terms of the Rabbi Trust Documents.

         "RABBI TRUST AGREEMENT" means the Benefits Protection Trust between the Parent and First Union National Bank, as Trustee thereunder, dated May 26, 1999.

         "RABBI TRUST DOCUMENTS" means the Compensation Deferral Plan and the Rabbi Trust Agreement.

         "RECAPITALIZATION" means the recapitalization of the Parent pursuant to the Amended and Restated Recapitalization Agreement dated as of March 15, 1999 by and among the Borrower, the Parent, Suburban Propane GP, Inc., the General Partner and Millennium Petrochemicals, Inc.

         "REFINANCING NOTE AGREEMENT" means one or more indentures or agreements pursuant to which Refinancing Notes are issued.

         "REFINANCING NOTES" means one or more series of notes issued by the Borrower, the net proceeds of which are used by the Borrower to redeem Senior Notes.

         "REGISTER" has the meaning assigned thereto in SECTION 14.10(D).

         "REIMBURSEMENT OBLIGATION" means the obligation of the Borrower to reimburse the Issuing Lender pursuant to SECTION 3.5 for amounts drawn under Letters of Credit.

         "REQUIRED LENDERS" means, at any date, any combination of Lenders whose Commitments aggregate at least fifty-one percent (51%) of the Aggregate Commitment or, if the Credit Facilities have been terminated pursuant to the terms hereof, any combination of Lenders holding at least fifty-one percent (51%) of the aggregate Extensions of Credit.

         "RESERVE ITEMS" has the meaning set forth in SECTION 2.1(B).

         "RESPONSIBLE OFFICER" means, with respect to any Person, any executive officer or Financial Officer of such Person and any other officer or similar official thereof responsible for the administration of the obligations of such Person in respect of this Agreement.

         "RESTRICTED PAYMENT" means with respect to the Borrower and each of its Subsidiaries (the "COVERED PERSONS"), (a) in the case of any Covered Person that is a partnership, (i) any payment or other distribution, direct or indirect, in respect of any partnership interest in such Covered Person, except a distribution payable solely in additional partnership interests in such Covered Person, and (ii) any payment, direct or indirect, by such Covered Person on account of the redemption, retirement, purchase or other acquisition of any partnership interest in such or any other Covered Person, except to the extent that such payment consists of additional partnership interests in such Covered Person; (b) in the case of any Covered Person that is a corporation, (i) any dividend or other distribution, direct or indirect on account of any shares of any class of stock of such Covered Person then outstanding, except a dividend payable solely in shares of stock of such Covered Person, and (ii) any payment, direct or indirect, by such Covered Person on account of the redemption, retirement, purchase or other acquisition of any shares of any class of stock of such Covered Person then outstanding, or of any warrants, rights or options to acquire any such shares, except to the extent that such payment consists of shares of Capital Stock of such Covered Person; and (c) in the case of any other Covered Person, any payment analogous to the prepayments referred to in clauses
(a) and (b) above.

         "REVOLVING CREDIT COMMITMENT" means (a) as to any Lender, the obligation of such Lender to make Revolving Credit Loans to the Borrower hereunder in an aggregate principal amount at any time outstanding not to exceed the amount so designated opposite such Lender's name on SCHEDULE 1 hereto, as the same may be reduced or modified at any time or from time to time pursuant to the terms hereof and (b) as to all Lenders, the aggregate commitment of all Lenders to make Revolving Credit Loans, as such amount may be increased or reduced at any time or from time to time pursuant to the terms hereof. The Revolving Credit Commitment of all Lenders on the Closing Date shall be Seventy-Five Million Dollars ($75,000,000).

         "REVOLVING CREDIT COMMITMENT PERCENTAGE" means, as to any Lender at any time, the ratio of (a) the amount of the Revolving Credit Commitment of such Lender to (b) the Revolving Credit Commitment of all Lenders.

         "REVOLVING   CREDIT  FACILITY"  means  the  revolving  credit  facility established pursuant to SECTION 2.1(A).

         "REVOLVING CREDIT LOAN" means any of the revolving credit loans made by the Lenders to the Borrower pursuant to SECTION 2.1(A) and all such loans collectively as the context requires.

         "REVOLVING CREDIT NOTES" means the collective reference to the Revolving Credit Notes made by the Borrower payable to the order of each Lender, substantially in the form of EXHIBIT A-1 hereto, evidencing the Revolving Credit

Facility, and any amendments and modifications thereto, any substitutes therefor, and any replacements, restatements, renewals or extension thereof, in whole or in part; "REVOLVING CREDIT NOTE" means any of such Revolving Credit Notes.

         "SCANA ACQUISITION" has the meaning set forth in the Statement of Purpose.

         "SCANA ACQUISITION AGREEMENT" has the meaning set forth in the Statement of Purpose.

         "SCANA SELLERS" has the meaning set forth in the Statement of Purpose.

         "SENIOR NOTE AGREEMENT" means, collectively, the note agreements pursuant to which the Senior Notes were issued, dated as of February 28, 1996, as amended by the Amendment No. 1 thereto, dated May 13, 1998, and the Amendment No. 2 thereto, dated March 29, 1999, and as amended from time to time in accordance with SECTION 10.9.

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

         "SUBSIDIARY" means as to any Person, any corporation, partnership, limited liability company or other entity of which more than fifty percent (50%) of the outstanding capital stock or other ownership interests having ordinary voting power to elect a majority of the board of directors or other managers of such corporation, partnership, limited liability company or other entity is at the time, directly or indirectly, owned by or the management is otherwise controlled by such Person (irrespective of whether, at the time, capital stock or other ownership interests of any other class or classes of such corporation, partnership, limited liability company or other entity shall have or might have voting power by reason of the happening of any contingency). Unless otherwise qualified references to "SUBSIDIARY" or "SUBSIDIARIES" herein shall refer to those of the Borrower.

         "SWINGLINE COMMITMENT" means Seven Million Five Hundred Thousand Dollars ($7,500,000).

         "SWINGLINE FACILITY" means the swingline facility established pursuant to SECTION 2.2.

         "SWINGLINE LENDER" means First Union in its capacity as swingline lender hereunder.

         "SWINGLINE LOAN" means the swingline loans made by the Swingline Lender to the Borrower pursuant to SECTION 2.2, and all such loans collectively as the context requires.

         "SWINGLINE NOTE" means the Swingline Note made by the Borrower payable to the order of the Swingline Lender, substantially in the form of EXHIBIT A-3 hereto, evidencing the Swingline Loans, and any amendments, supplements and modifications thereto, any substitutes therefor, and any replacements, restatements, renewals or extension thereof, in whole or in part.

         "SWINGLINE RATE" means the interest rate applicable to Swingline Loans, as agreed upon from time to time by the Borrower and the Administrative Agent pursuant to a written side letter agreement.

         "SWINGLINE TERMINATION DATE" means the earlier to occur of (a) the resignation of First Union as Administrative Agent in accordance with SECTION
13.9 and (b) the Termination Date.

         "TAXES" has the meaning assigned thereto in SECTION 4.17(A).

         "TERMINATION DATE" has the meaning assigned thereto in SECTION 4.6.

         "TOTAL INDEBTEDNESS" means, at any time, all Indebtedness of the Borrower and its Subsidiaries at such time (other than Indebtedness described under clauses (i) and (j) of the definition of "Indebtedness"), determined on a Consolidated basis in accordance with GAAP.

         "TRUST RESERVES" has the meaning assigned to such term in SECTION 4.4
(B).

         "UNIFORM  CUSTOMS"  means  the   Uniform  Customs   and  Practice   for
Documentary Credits (1994 Revision), effective January, 1994, International Chamber of Commerce Publication No. 500.

         "UCC" means the Uniform Commercial Code as in effect in the State of New York, as amended or modified from time to time.

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

         SECTION 1.2 GENERAL. Unless otherwise specified, a reference in this Agreement to a particular section, subsection, Schedule or Exhibit is a reference to that section, subsection, Schedule or Exhibit of this Agreement. Wherever from the context it appears appropriate, each term stated in either the singular or plural shall include the singular and plural, and pronouns stated in the masculine, feminine or neuter gender shall include the masculine, the feminine and the neuter. Any reference herein to "Charlotte time" shall refer to the applicable time of day in Charlotte, North Carolina.

         SECTION 1.3                OTHER DEFINITIONS AND PROVISIONS.

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


                                   ARTICLE II

                              THE CREDIT FACILITIES

         SECTION 2.1                REVOLVING CREDIT LOANS.

         (a) Subject to the terms and conditions  (including  without limitation
SECTION 4.4) of this Agreement, and in reliance upon the representations and warranties set forth herein, each Lender severally agrees to make Revolving Credit Loans to the Borrower from time to time from the Closing Date to, but not including, the Termination Date as requested by the Borrower in accordance with the terms of SECTION 4.1; PROVIDED, that (i) the aggregate principal amount of all outstanding Revolving Credit Loans (after giving effect to any amount requested) shall not exceed the Revolving Credit Commitment LESS the sum of (A) all outstanding Swingline Loans and L/C Obligations, (B) the Liquidity Reserve Amount as of such date and (C) the Blocked Portion as of such date and (ii) the principal amount of outstanding Revolving Credit Loans from any Lender to the Borrower shall not at any time exceed such Lender's Revolving Credit Commitment LESS such Lender's Revolving Credit Commitment Percentage of L/C Obligations and outstanding Swingline Loans. Each Revolving Credit Loan by a Lender shall be in a principal amount equal to such Lender's Revolving Credit Commitment Percentage of the aggregate principal amount of Revolving Credit Loans requested on such occasion. Subject to the terms and conditions hereof, the Borrower may borrow, repay and reborrow Revolving Credit Loans hereunder until the Termination Date.

         (b) BLOCKED PORTION OF REVOLVING CREDIT COMMITMENTS. The Borrower may from time to time deliver a certificate of a Financial Officer of the Borrower to the Administrative Agent designating a portion of the then-available

Revolving Credit Commitments as being unavailable except for the purpose of funding items ("RESERVE ITEMS") specified in such certificate that would have been reserved against pursuant to the definition of "Available Cash" but for the specification of such amounts in such certificate. The aggregate amount of Revolving Credit Commitments unavailable as a result of the delivery of such certificates at any time shall be referred to as the "BLOCKED PORTION" in effect at such time. The Blocked Portion shall be reduced from time to time upon receipt by the Administrative Agent of a certificate of a Financial Officer of the Borrower certifying as to (a) the discharge of any portion of any Reserve Item, (b) the establishment of a cash reserve in respect of any portion of any Reserve Item, (c) the determination by the Board of Supervisors of the Borrower that any reserve contemplated by clause (b) of the definition of "Available Cash" may be reduced because the amount of the original reserve is no longer necessary or appropriate by reason of a change in the anticipated timing or amount of the item reserved against or (d) the delivery of a Notice of Borrowing for a Revolving Credit Loan to be drawn under the Blocked Portion the proceeds of which shall be used solely for the purpose of discharging any Reserve Item, each of which reductions shall be in an amount equal to the amount of such discharged portion, new cash reserve, adjustment to reserves or Revolving Credit Loan, as applicable. Notwithstanding any other provision of this Agreement, at no time shall any Revolving Credit Loan be made or any certificate increasing the Blocked Portion become effective if as a result of the making of such Revolving Credit Loan or the effectiveness of such increase the aggregate principal amount of Revolving Credit Loans outstanding at such time would exceed the difference between the aggregate amount of the Revolving Credit Commitments in effect at such time and the amount of the Blocked Portion in effect at such time.

         SECTION 2.2                SWINGLINE LOANS.

         (a) AVAILABILITY. Subject to the terms and conditions (including without limitation SECTION 4.4) of this Agreement, the Swingline Lender agrees to make Swingline Loans to the Borrower from time to time from the Closing Date through, but not including, the Swingline Termination Date; provided, that the aggregate principal amount of all outstanding Swingline Loans (after giving effect to any amount requested), shall not exceed the lesser of (i) the Revolving Credit Commitment LESS the sum of (A) all outstanding Revolving Credit Loans and the L/C Obligations, (B) the Liquidity Reserve Amount as of such date and (C) the Blocked Portion as of such date; and (ii) the Swingline Commitment. Each Lender acknowledges that the aggregate principal amount of all outstanding Swingline Loans made by the Swingline Lender, when taken together with the aggregate principal amount of all outstanding Revolving Credit Loans made by the Swingline Lender, may exceed the Swingline Lender's Revolving Credit Commitment.

         (b)      REFUNDING.

                  (i) Swingline Loans shall be reimbursed fully by the Lenders on demand by the Swingline Lender. Such reimbursements shall be made by the Lenders in accordance with their respective Revolving Credit Commitment Percentages and shall thereafter be reflected as Revolving Credit Loans of the Lenders on the books and records of the Administrative Agent; provided that no Lender shall be required to reimburse any Swingline Loan if, after giving effect to such reimbursement, the aggregate principal amount of such Lender's Revolving

Credit Loans outstanding would exceed such Lenders Revolving Credit Commitment. Each Lender shall fund its respective Revolving Credit Commitment Percentage of Revolving Credit Loans as required to repay Swingline Loans outstanding to the Swingline Lender upon demand by the Swingline Lender but in no event later than 2:00 p.m. (Charlotte time) on the next succeeding Business Day after such demand is made. No Lender's obligation to fund its respective Revolving Credit Commitment Percentage of a Swingline Loan shall be affected by any other Lender's failure to fund its Revolving Credit Commitment Percentage of a Swingline Loan, nor shall any Lender's Revolving Credit Commitment Percentage be increased as a result of any such failure of any other Lender to fund its Revolving Credit Commitment Percentage of a Swingline Loan.

                  (ii) The Borrower shall pay to the Swingline Lender on demand the amount of such Swingline Loans to the extent amounts received from the Lenders are not sufficient to repay in full the outstanding Swingline Loans requested  or  required  to  be  refunded.  In  addition,  the  Borrower  hereby authorizes the Administrative Agent to charge any account maintained by the Borrower with the Swingline Lender (up to the amount available therein) in order to immediately pay the Swingline Lender the amount of such Swingline Loans to the extent amounts received from the Lenders are not sufficient to repay in full the outstanding Swingline Loans requested or required to be refunded. If any portion of any such amount paid to the Swingline Lender shall be recovered by or on behalf of the Borrower from the Swingline Lender in bankruptcy or otherwise, the loss of the amount so recovered shall be ratably shared among all the Lenders in accordance with their respective Revolving Credit Commitment Percentages (unless the amounts so recovered by or on behalf of the Borrower pertain to a Swingline Loan extended after the occurrence and during the continuance of an Event of Default of which the Administrative Agent has received notice in the manner required pursuant to SECTION 13.5 and which such Event of Default has not been waived by the Required Lenders or the Lenders, as applicable).

                  (iii) Each Lender acknowledges and agrees that its obligation to refund Swingline Loans in accordance with the terms of this SECTION 2.2 is absolute and unconditional and shall not be affected by any circumstance whatsoever, including, without limitation, non-satisfaction of the conditions set forth in Article V. Further, each Lender agrees and acknowledges that if prior to the refunding of any outstanding Swingline Loans pursuant to this
SECTION 2.2, one of the events described in SECTION 12.1(I) or (J) shall have occurred, each Lender will, on the date the applicable Revolving Credit Loan would have been made, purchase an undivided participating interest in the Swingline Loan to be refunded in an amount equal to its Revolving Credit Commitment Percentage of the aggregate amount of such Swingline Loan. Each Lender will immediately transfer to the Swingline Lender, in immediately available funds, the amount of its participation and upon receipt thereof the Swingline Lender will deliver to such Lender a certificate evidencing such participation dated the date of receipt of such funds and for such amount. Whenever, at any time after the Swingline Lender has received from any Lender such Lender's participating interest in a Swingline Loan, the Swingline Lender receives any payment on account thereof, the Swingline Lender will distribute to such Lender its participating interest in such amount (appropriately adjusted, in the case of interest payments, to reflect the period of time during which such Lender's participating interest was outstanding and funded).

         SECTION 2.3 LIQUIDITY LOANS. Subject to the terms and conditions of this Agreement, the Borrower may designate any Revolving Credit Loan at the time of incurrence thereof as a Liquidity Loan; PROVIDED, that (a) a Distribution Shortfall exists as of the end of the then most recently ended fiscal quarter;
(b) the Borrower shall have accelerated and obtained the full amount of the Management Cash Reserve available as of the date of the occurrence of such Distribution Shortfall; (c) the cumulative aggregate principal amount of all Liquidity Loans incurred during the life of the Credit Facilities shall not exceed $22,000,000; (d) the aggregate principal amount of Liquidity Loans incurred in any fiscal quarter shall not exceed the lesser of (i) the amount of the Net Distribution Shortfall as of the end of the preceding fiscal quarter and
(ii) $11,600,000 MINUS the relevant Management Cash Reserve; and (e) no Liquidity Loan may be requested at any time when the Liquidity Reserve Amount is less than $1.00.

         SECTION 2.4 ACQUISITION LOANS. Subject to the terms and conditions (including without limitation SECTION 4.4) of this Agreement, and in reliance upon the representations and warranties set forth herein, each Lender severally agrees to make Acquisition Loans to the Borrower from time to time from the Closing Date to, but not including, the Termination Date as requested by the Borrower in accordance with the terms of SECTION 4.1(A); PROVIDED, that (a) the aggregate principal amount of all outstanding Acquisition Loans (after giving effect to any amount requested) shall not exceed the Acquisition Commitment and
(b) the principal amount of outstanding Acquisition Loans from any Lender to the Borrower shall not at any time exceed such Lender's Acquisition Commitment. Each Acquisition Loan by a Lender shall be in a principal amount equal to such Lender's Acquisition Commitment Percentage of the aggregate principal amount of Acquisition Loans requested or required on such occasion. Subject to the terms and conditions hereof, the Borrower may borrow, repay and reborrow Acquisition Loans hereunder until the Termination Date.


                                   ARTICLE III

                            LETTER OF CREDIT FACILITY

         SECTION 3.1 L/C COMMITMENT. Subject to the terms and conditions (including without limitation SECTION 4.4) of this Agreement, the Issuing Lender, in reliance on the agreements of the other Lenders set forth in SECTION 3.4(A), agrees to issue standby letters of credit ("LETTERS OF CREDIT") for the account of the Borrower on any Business Day from the Closing Date to, but not including, the Termination Date in such form as may be approved from time to time by the Issuing Lender; PROVIDED, that the Issuing Lender shall have no obligation to issue any Letter of Credit if, after giving effect to such issuance, (a) the L/C Obligations would exceed the L/C Commitment or (b) the aggregate principal amount of outstanding Revolving Credit Loans, PLUS the aggregate principal amount of outstanding Swingline Loans, PLUS the aggregate amount of L/C Obligations would exceed the Revolving Credit Commitment LESS the Liquidity Reserve Amount and the Blocked Portion. Each Letter of Credit shall
(i) be denominated in Dollars in a minimum amount of $1,000,000, (ii) be a standby letter of credit issued to support obligations of the Borrower or any of its Subsidiaries, contingent or otherwise, incurred in the ordinary course of business, (iii) have a term of no more than one year, (iv) expire on a date not later than the Termination Date and that is otherwise satisfactory to the Issuing Lender and (v) be subject to the Uniform Customs and/or ISP 98, as set forth in the Application or as determined by the Issuing Lender and, to the extent not inconsistent therewith, the laws of the State of New York. The Issuing Lender shall not at any time be obligated to issue any Letter of Credit hereunder if such issuance would conflict with, or cause the Issuing Lender or any L/C Participant to exceed any limits imposed by, any Applicable Law. References herein to "issue" and derivations thereof with respect to Letters of Credit shall also include extensions or modifications of any existing Letters of Credit, unless the context otherwise requires.

         SECTION 3.2 PROCEDURE FOR ISSUANCE OF LETTERS OF CREDIT. The Borrower may from time to time request that the Issuing Lender issue a Letter of Credit by delivering to the Issuing Lender at the Administrative Agent's Office an Application therefor, completed to the satisfaction of the Issuing Lender, and such other certificates, documents and other papers and information as the Issuing Lender may request. Upon receipt of any Application, the Issuing Lender shall process such Application and the certificates, documents and other papers and information delivered to it in connection therewith in accordance with its customary procedures and shall, subject to SECTION 3.1 and Article V, promptly issue the Letter of Credit requested thereby (but in no event shall the Issuing Lender be required to issue any Letter of Credit earlier than three (3) Business Days after its receipt of the Application therefor and all such other certificates, documents and other papers and information relating thereto) by issuing the original of such Letter of Credit to the beneficiary thereof or as otherwise may be agreed by the Issuing Lender and the Borrower. The Issuing Lender shall promptly furnish to the Borrower a copy of such Letter of Credit and promptly notify each Lender of the issuance and upon request by any Lender, furnish to such Lender a copy of such Letter of Credit and the amount of such Lender's L/C Participation therein.

         SECTION 3.3                COMMISSIONS AND OTHER CHARGES.

         (a) The Borrower shall pay to the Administrative Agent, for the account of the Issuing Lender and the L/C Participants, a letter of credit commission with respect to each Letter of Credit in an amount equal to the product of (i) the average daily maximum amount available to be drawn during the relevant quarter under such Letter of Credit and (ii) the Applicable Margin (determined on a per annum basis). Such commission shall be payable quarterly in arrears on the last Business Day of each calendar quarter and on the Termination Date. The Administrative Agent shall, promptly following its receipt thereof, distribute to the Issuing Lender and the L/C Participants all commissions received pursuant to this SECTION 3.3(A) in accordance with their respective Revolving Credit Commitment Percentages.

         (b) In addition to the foregoing commission, the Borrower shall pay to the Administrative Agent, for the account of the Issuing Lender, an issuance fee with respect to each Letter of Credit in an amount equal to the product of (i) the face amount of such Letter of Credit and (ii) one eighth of one percent (0.125%). Such issuance fee shall be payable on the date of issuance of each Letter of Credit and shall be non-refundable.

         (c) In addition to the foregoing fees and commissions, the Borrower shall pay or reimburse the Issuing Lender for such normal and customary costs and expenses as are incurred or charged by the Issuing Lender in issuing, effecting payment under, amending or otherwise administering any Letter of Credit.

         SECTION 3.4                L/C PARTICIPATIONS.

         (a) The Issuing Lender irrevocably agrees to grant and hereby grants to each L/C Participant, and, to induce the Issuing Lender to issue Letters of Credit hereunder, each L/C Participant irrevocably agrees to accept and purchase and hereby accepts and purchases from the Issuing Lender, on the terms and conditions hereinafter stated, for such L/C Participant's own account and risk an undivided interest equal to such L/C Participant's Revolving Credit Commitment Percentage in the Issuing Lender's obligations and rights under and in respect of each Letter of Credit issued hereunder and the amount of each draft paid by the Issuing Lender thereunder. Each L/C Participant unconditionally and irrevocably agrees with the Issuing Lender that, if a draft is paid under any Letter of Credit for which the Issuing Lender is not reimbursed in full by the Borrower through a Revolving Credit Loan or otherwise in accordance with the terms of this Agreement, such L/C Participant shall pay to the Issuing Lender upon demand at the Issuing Lender's address for notices specified herein an amount equal to such L/C Participant's Revolving Credit Commitment Percentage of the amount of such draft, or any part thereof, which is not so reimbursed.

         (b) Upon becoming aware of any amount required to be paid by any L/C Participant to the Issuing Lender pursuant to SECTION 3.4(A) in respect of any unreimbursed portion of any payment made by the Issuing Lender under any Letter of Credit, the Issuing Lender shall notify each L/C Participant of the amount and due date of such required payment and such L/C Participant shall pay to the Issuing Lender the amount specified on the applicable due date. If any such amount is paid to the Issuing Lender after the date such payment is due, such L/C Participant shall pay to the Issuing Lender on demand, in addition to such amount, the product of (i) such amount, TIMES (ii) the daily average Federal Funds Rate as determined by the Administrative Agent during the period from and including the date such payment is due to the date on which such payment is immediately available to the Issuing Lender, TIMES (iii) a fraction the numerator of which is the number of days that elapse during such period and the denominator of which is 360. A certificate of the Issuing Lender with respect to any amounts owing under this SECTION 3.4(B) shall be conclusive in the absence of manifest error. With respect to payment to the Issuing Lender of the unreimbursed amounts described in this SECTION 3.4(B), if the L/C Participants receive notice that any such payment is due (A) prior to 1:00 p.m. (Charlotte time) on any Business Day, such payment shall be due that Business Day, and (B) after 1:00 p.m. (Charlotte time) on any Business Day, such payment shall be due on the following Business Day.

         (c) Whenever, at any time after the Issuing Lender has made payment under any Letter of Credit and has received from any L/C Participant its Revolving Credit Commitment Percentage of such payment in accordance with this
SECTION 3.4, the Issuing Lender receives any payment related to such Letter of Credit (whether directly from the Borrower or otherwise, or any payment of interest on account thereof, the Issuing Lender will distribute to such L/C Participant its PRO RATA share thereof; provided, that in the event that any such payment received by the Issuing Lender shall be required to be returned by the Issuing Lender, such L/C Participant shall return to the Issuing Lender the portion thereof previously distributed by the Issuing Lender to it.

         SECTION 3.5 REIMBURSEMENT OBLIGATION OF THE BORROWER. In the event of any drawing under any Letter of Credit, the Borrower agrees to reimburse (either with the proceeds of a Revolving Credit Loan as provided for in this SECTION 3.5 or with funds from other sources), in same day funds, the Issuing Lender on each date on which the Issuing Lender notifies the Borrower of the date and amount of a draft paid under any Letter of Credit for the amount of (a) such draft so paid and (b) any amounts referred to in SECTION 3.3(C) incurred by the Issuing Lender in connection with such payment. Unless the Borrower shall immediately notify the Issuing Lender that the Borrower intends to reimburse the Issuing Lender for such drawing from other sources or funds, the Borrower shall be deemed to have timely given a Notice of Borrowing to the Administrative Agent requesting that the Lenders make a Revolving Credit Loan bearing interest at the Base Rate on such date in the amount of (a) such draft so paid and (b) any amounts referred to in SECTION 3.3(C) incurred by the Issuing Lender in connection with such payment, and the Lenders shall make a Revolving Credit Loan bearing interest at the Base Rate in such amount, the proceeds of which shall be applied to reimburse the Issuing Lender for the amount of the related drawing and costs and expenses. Each Lender acknowledges and agrees that its obligation to fund a Revolving Credit Loan in accordance with this SECTION 3.5 to reimburse the Issuing Lender for any draft paid under a Letter of Credit is absolute and unconditional and shall not be affected by any circumstance whatsoever, including, without limitation, non-satisfaction of the conditions set forth in
SECTION 4.1(A) or Article V. If the Borrower has elected to pay the amount of such drawing with funds from other sources and shall fail to reimburse the Issuing Lender as provided above, the unreimbursed amount of such drawing shall bear interest in the rate which would be payable on any outstanding Base Rate Loans which were then overdue from the date such amounts become payable (whether at stated maturity, by acceleration or otherwise) until payment in full.

         SECTION 3.6 OBLIGATIONS ABSOLUTE. The Borrower's obligations under this
Article III (including without limitation the Reimbursement Obligation) shall be absolute and unconditional under any and all circumstances and irrespective of any set-off, counterclaim or defense to payment which the Borrower may have or have had against the Issuing Lender or any beneficiary of a Letter of Credit or any other Person. The Borrower also agrees that the Issuing Lender and the L/C Participants shall not be responsible for, and the Borrower's Reimbursement Obligation under SECTION 3.5 shall not be affected by, among other things, the validity or genuineness of documents or of any endorsements thereon, even though such documents shall in fact prove to be invalid, fraudulent or forged, or any dispute between or among the Borrower and any beneficiary of any Letter of Credit or any other party to which such Letter of Credit may be transferred or any claims whatsoever of the Borrower against any beneficiary of such Letter of Credit or any such transferee. The Issuing Lender shall not be liable for any error, omission, interruption or delay in transmission, dispatch or delivery of any message or advice, however transmitted, in connection with any Letter of Credit, except for errors or omissions caused by the Issuing Lender's gross negligence or willful misconduct. The Borrower agrees that any action taken or omitted by the Issuing Lender under or in connection with any Letter of Credit or the related drafts or documents, if done in the absence of gross negligence or willful misconduct and in accordance with the standards of care specified in ISP 98 or the Uniform Customs, as the case may be, and, to the extent not inconsistent therewith, the UCC, shall be binding on the Borrower and shall not result in any liability of the Issuing Lender or any L/C Participant to the Borrower.

                                   ARTICLE IV

                             GENERAL LOAN PROVISIONS

         SECTION 4.1                PROCEDURE FOR ADVANCES OF LOANS.

         (a) REQUESTS FOR BORROWING. The Borrower shall give the Administrative Agent irrevocable prior written notice in the form attached hereto as EXHIBIT B (a "NOTICE OF BORROWING") not later than 11:00 a.m. (Charlotte time) (i) on the same Business Day as each Base Rate Loan and each Swingline Loan and (ii) at least three (3) Business Days before each LIBOR Rate Loan, of its intention to borrow, specifying (A) the date of such borrowing, which shall be a Business Day, (B) the amount of such borrowing, which shall be (x) with respect to LIBOR Rate Loans and Base Rate Loans, in an aggregate principal amount of $3,000,000 or a whole multiple of $500,000 in excess thereof, and (y) with respect to Swingline Loans in an aggregate principal amount of $500,000 or a whole multiple of $250,000 in excess thereof, (C) whether such Loan is to be a Revolving Credit Loan, Swingline Loan, Liquidity Loan or Acquisition Loan, (D) in the case of a Revolving Credit Loan, Liquidity Loan or Acquisition Loan whether the Loans are to be LIBOR Rate Loans or Base Rate Loans, and (E) in the case of a LIBOR Rate Loan, the duration of the Interest Period applicable thereto. A Notice of Borrowing received after 11:00 a.m. (Charlotte time) shall be deemed received on the next Business Day. The Administrative Agent shall promptly notify the Lenders of each Notice of Borrowing.

         (b) DISBURSEMENT OF LOANS. Not later than 2:00 p.m. (Charlotte time) on the proposed borrowing date, (i) each Lender will make available to the Administrative Agent, for the account of the Borrower, at the office of the Administrative Agent in funds immediately available to the Administrative Agent, as applicable, (A) such Lender's Revolving Credit Commitment Percentage of the Revolving Credit Loans to be made on such borrowing date, and (B) such Lender's Acquisition Commitment Percentage of the Acquisition Loan to be made on such borrowing date and (ii) the Swingline Lender will make available to the Administrative Agent, for the account of the Borrower, at the office of the Administrative Agent in funds immediately available to the Administrative Agent, the Swingline Loans to be made to the Borrower on such borrowing date. The Borrower hereby irrevocably authorizes the Administrative Agent to disburse the proceeds of each borrowing requested pursuant to this SECTION 4.1 in immediately available funds by crediting or wiring such proceeds to the deposit account of the Borrower identified in the most recent notice substantially in the form of EXHIBIT C hereto (a "NOTICE OF ACCOUNT DESIGNATION") delivered by the Borrower to the Administrative Agent or may be otherwise agreed upon by the Borrower and the Administrative Agent from time to time. Subject to SECTION 4.13, the Administrative Agent shall not be obligated to disburse the portion of the proceeds of any Revolving Credit Loan, Liquidity Loan or Acquisition Loan requested pursuant to this SECTION 4.1 to the extent that any Lender has not made available to the Administrative Agent its Revolving Credit Commitment
Percentage, Liquidity Commitment Percentage or Acquisition Commitment Percentage, as the case may be, of such Loan. Revolving Credit Loans to be made for the purpose of refunding Swingline Loans shall be made by the Lenders as provided in SECTION 2.2(B).

         SECTION 4.2                REPAYMENT OF LOANS.

         (a) REPAYMENT ON TERMINATION DATE. On the Termination Date, the Borrower shall repay the outstanding principal amount of (i) all Revolving Credit Loans, Liquidity Loans and Acquisition Loans in full, and (ii) to the extent the Swingline Termination Date has not occurred, all Swingline Loans together, in each case, with all accrued but unpaid interest thereon.

         (b) MANDATORY REPAYMENT OF REVOLVING CREDIT LOANS AND ACQUISITION LOANS. If at any time, as the case may be, (i) the outstanding principal amount of all Revolving Credit Loans PLUS the sum of (A) all outstanding Swingline Loans and L/C Obligations, (B) the Liquidity Reserve Amount as of such date and
(C) the Blocked Portion as of such date exceeds the Revolving Credit Commitment, the Borrower shall repay immediately upon notice from the Administrative Agent, by payment to the Administrative Agent for the account of the Lenders, the aggregate outstanding Revolving Credit Loans, Swingline Loans and L/C Obligations in an amount equal to such excess with each such repayment applied FIRST to the principal amount of outstanding Swingline Loans, SECOND to the principal amount of outstanding Revolving Credit Loans and THIRD, with respect to any Letters of Credit then outstanding, a payment of cash collateral into a cash collateral account opened by the Borrower with the Administrative Agent, for the benefit of the Lenders (such cash collateral to be applied in accordance with SECTION 12.2(B)), and (ii) the outstanding principal amount of all Acquisition Loans exceeds the Acquisition Commitment, the Borrower shall repay immediately upon notice from the Administrative Agent, by payment to the Administrative Agent for the account of the Lenders, Acquisition Loans in an amount equal to such excess. Each such repayment shall be accompanied by any amount required to be paid pursuant to SECTION 4.15.

         (c) OPTIONAL REPAYMENTS. The Borrower may at any time and from time to time repay the Loans, in whole or in part, upon at least three (3) Business Days' irrevocable notice to the Administrative Agent with respect to LIBOR Rate Loans and one (1) Business Day irrevocable notice with respect to Base Rate Loans and Swingline Loans, in the form attached hereto as EXHIBIT D (a "NOTICE OF PREPAYMENT") specifying the date and amount of repayment and whether the repayment is of a Revolving Credit Loan or Acquisition Loan, LIBOR Rate Loans, Base Rate Loans, Swingline Loans or a combination thereof, and, if of a combination thereof, the amount allocable to each; PROVIDED, that any repayment of Revolving Credit Loans shall be applied first to the repayment of any outstanding Liquidity Loans and then any remaining amounts shall be applied to repayment of any Revolving Credit Loans that are not Liquidity Loans. Upon receipt of such notice, the Administrative Agent shall promptly notify each Lender. If any such notice is given, the amount specified in such notice shall be due and payable on the date set forth in such notice. Partial repayments shall be in an aggregate amount of $3,000,000 or a whole multiple of $500,000 in excess thereof with respect to LIBOR Rate Loans and Base Rate Loans and $500,000 or a whole multiple of $250,000 in excess thereof with respect to Swingline Loans. Each such repayment shall be accompanied by any amount required to be paid pursuant to SECTION 4.15.

         (d) MANDATORY REPAYMENT OF REVOLVING CREDIT LOANS. The Borrower shall apply the proceeds of the Management Cash Reserve received pursuant to the terms of SECTION 4.4(B) to repay outstanding Liquidity Loans, if any, and then any remaining amounts shall be applied to repayment of any outstanding Revolving Credit Loans that are not Liquidity Loans.

         (e) MANDATORY REPAYMENT OF ACQUISITION LOANS. The Borrower shall apply the Lender's Portion of the Designated Net Proceeds and the Designated Net Insurance/Condemnation Proceeds promptly upon receipt thereof by the Borrower or any Subsidiary or upon the existence thereof, as applicable, to repay the Acquisition Loans outstanding at the time of such receipt or existence.

         (f) LIMITATION ON REPAYMENT OF LIBOR RATE LOANS. The Borrower may not repay any LIBOR Rate Loan on any day other than on the last day of the Interest Period applicable thereto unless such repayment is accompanied by any amount required to be paid pursuant to SECTION 4.15.

         SECTION 4.3                NOTES.

         (a) REVOLVING CREDIT NOTES. Each Lender's Revolving Credit Loans and the obligation of the Borrower to repay such Revolving Credit Loans shall be evidenced by a separate Revolving Credit Note executed by the Borrower payable to the order of such Lender representing the Borrower's obligation to pay such Lender's Revolving Credit Commitment or, if less, the aggregate unpaid principal amount of all Revolving Credit Loans made and to be made by such Lender to the Borrower hereunder, plus interest and all other fees, charges and other amounts due thereon. Each Revolving Credit Note shall be dated the date hereof and shall bear interest on the unpaid principal amount thereof at the applicable interest rate per annum specified in SECTION 4.7.

         (b) ACQUISITION NOTES. Each Lender's Acquisition Loans and the obligation of the Borrower to repay such Acquisition Loans shall be evidenced by an Acquisition Note executed by the Borrower payable to the order of such Lender representing the Borrowers obligation to pay such Lender's Acquisition Loan Commitment or, if less, the aggregate unpaid principal amount of all Acquisition Loans made and to be made by such Lender to the Borrower hereunder, plus interest and all other fees, charges and other amounts due thereon. Each Acquisition Note shall be dated the date hereof and shall bear interest on the unpaid principal amount thereof at the applicable interest rate per annum specified in SECTION 4.7.

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

         SECTION 4.4 LIMITATIONS ON INCURRENCE OF EXTENSIONS OF CREDIT. Notwithstanding anything else herein to the contrary, the Borrower's ability to request and incur, and the Lenders' and the Issuing Lender's obligation to make, Extensions of Credit shall be limited as follows:

         (a) SUSPENSION UPON DISTRIBUTION SHORTFALL. Upon the occurrence of any Distribution Shortfall, the Borrower's right to request, and the Lenders' and the Issuing Lender's obligation to make, Extensions of Credit under this Agreement shall be automatically suspended until the Borrower shall have caused an acceleration of and shall have received the full amount of the Management Cash Reserve available as of the date of such occurrence.

         (b) SUSPENSION UPON EXERCISE OF MELLON PUT RIGHTS. Upon the exercise of any right under the Mellon Note Purchase Agreement to cause the Borrower to purchase the Mellon Note, the Borrower's right to request, and the Lenders' and the Issuing Lender's obligation to make, Extensions of Credit under this Agreement shall be automatically suspended until the Borrower or the Parent shall have caused an acceleration of and the Borrower shall have received the payment of all available accumulated distributions under the Rabbi Trust Documents as provided in Section 9.1(a) of the Compensation Deferral Plan (the "TRUST RESERVES") in an amount up to the lesser of (i) the full purchase price of the Mellon Note, and (ii) the entire amount of the Trust Reserves.

         (c) REPAYMENT; LIMITED INCURRENCE DURING CLEANDOWN PERIOD. During each Fiscal Year, the Borrower shall select a Cleandown Period. On the first day of each Cleandown Period, the Borrower shall repay the Extensions of Credit then outstanding to the extent necessary to reduce the total amount of outstanding Extensions of Credit to an amount not exceeding the sum of (i) $15,000,000 PLUS
(ii) the aggregate  principal  amount of all  outstanding  Liquidity  Loans PLUS
(iii) the aggregate principal amount of all outstanding Acquisition Loans. For the duration of each such Cleandown Period, the Borrower shall not request, create or incur any Extensions of Credit to the extent that the aggregate principal amount of all outstanding Extensions of Credit (after giving effect to any amount requested, created or incurred) would exceed the sum of (i)
$15,000,000 PLUS (ii) the aggregate principal amount of all outstanding Liquidity Loans PLUS (iii) the aggregate principal amount of all outstanding Acquisition Loans.

         SECTION 4.5 PERMANENT REDUCTION OF THE REVOLVING CREDIT COMMITMENT AND THE ACQUISITION COMMITMENT.

         (a) VOLUNTARY REDUCTION. The Borrower shall have the right at any time and from time to time, upon at least three (3) Business Days prior written notice to the Administrative Agent, to permanently reduce, without premium or penalty, (i) (A) at any time, the entire Acquisition Commitment or, (B) if the Liquidity Reserve Amount is less than one dollar ($1.00), the entire Revolving Credit Commitment or (ii) portions of the (A) Revolving Credit Commitment to an amount not less than the Liquidity Reserve Amount or (B) the Acquisition Commitment, from time to time, in each case, in an aggregate principal amount not less than $2,000,000 or any whole multiple in excess thereof.

         (b) MANDATORY PERMANENT REDUCTION OF ACQUISITION LOAN COMMITMENT. The Acquisition Commitment shall be automatically and permanently reduced by the Lenders' Portion of the Designated Net Proceeds and the Designated Net

Insurance/Condemnation Proceeds, promptly upon receipt thereof by the Borrower or any Subsidiary or upon the existence thereof, as applicable, to the extent that such amounts are not applied to repay Acquisition Loans pursuant to SECTION 4.2(E); PROVIDED, that no such reduction shall be required to the extent that such reduction would reduce the Acquisition Commitment below $25,000,000.

         (c) REPAYMENT OF EXCESS LOANS. Each permanent reduction permitted or required pursuant to this SECTION 4.5 and, as applicable, SECTION 4.6 shall be
(i) with respect to outstanding Revolving Credit Loans and L/C Obligations, be accompanied by a payment of principal sufficient to reduce the aggregate outstanding Revolving Credit Loans and L/C Obligations, of the Lenders after such reduction to the Revolving Credit Commitment as so reduced and if the Revolving Credit Commitment as so reduced is less than the aggregate amount of all outstanding L/C Obligations, the Borrower shall be required to deposit in a cash collateral account opened by the Administrative Agent an amount equal to the aggregate then undrawn and unexpired amount of such L/C Obligations, and
(ii) with respect to Acquisition Loans be accompanied by a payment of principal sufficient to reduce the aggregate outstanding Acquisition Loans of the Lenders after such reduction to the Acquisition Commitment as so reduced. Any reduction of the Revolving Credit Commitment or the Acquisition Commitment, as the case may be, to zero shall be accompanied by payment of all outstanding Obligations (and, with respect to a reduction of the Revolving Credit Commitment, the furnishing of cash collateral satisfactory to the Administrative Agent for all L/C Obligations) and shall result in the termination of the Revolving Credit Commitment and the Revolving Credit Facility and the Liquidity Facility, and the Acquisition Commitment and the Acquisition Facility, as the case may be. Such cash collateral shall be applied in accordance with SECTION 12.2(b). If the reduction of the Revolving Credit Commitment or the Acquisition Commitment, as applicable, requires the repayment of any LIBOR Rate Loan, such repayment shall be accompanied by any amount required to be paid pursuant to SECTION 4.15.

         SECTION 4.6 TERMINATION OF CREDIT FACILITIES. The Credit Facilities shall terminate and each of the Revolving Credit Commitment and the Acquisition Commitment shall be automatically reduced to zero on the earliest of (a) March 31, 2001, (b) the date of termination by the Borrower pursuant to SECTION 4.5(A), and (c) the date of termination by the Administrative Agent on behalf of the Lenders pursuant to SECTION 12.2(A) (the "TERMINATION DATE"); PROVIDED, that, if no Event of Default has occurred and is then continuing, the Borrower may extend the date set forth in clause (a) above to December 31, 2001 by providing the Administrative Agent and each of the Lenders with a written notice of such extension not more than sixty (60) days and not fewer than thirty (30) days prior to March 31, 2001. It is intended by the parties hereto that the Revolving Credit Facility, the L/C Facility and the Acquisition Facility shall terminate on the same date.

         SECTION 4.7                INTEREST.

         (a) INTEREST RATE OPTIONS. Subject to the provisions of this SECTION 4.7, at the election of the Borrower, the aggregate unpaid principal balance of
(i) each Revolving Credit Loan and each Acquisition Loan shall bear interest at the Base Rate or the LIBOR Rate PLUS the Applicable Margin as set forth below; PROVIDED that the LIBOR Rate shall not be available until three (3) Business Days after the Closing Date, and (ii) each Swingline Loan shall bear interest at the Swingline Rate. The Borrower shall select the rate of interest and Interest Period, if any, applicable to any LIBOR Rate Loan at the time a Notice of Borrowing is given pursuant to SECTION 4.1(A) or at the time a Notice of Conversion/Continuation is given pursuant to SECTION 4.8. Each Loan or portion thereof bearing interest based on the Base Rate shall be a "BASE RATE LOAN", and each Loan or portion thereof bearing interest based on the LIBOR Rate shall be a "LIBOR RATE LOAN." Any Loan or any portion thereof as to which the Borrower has not duly specified an interest rate as provided herein shall be deemed a Base Rate Loan.

         (b) INTEREST PERIODS. In connection with each LIBOR Rate Loan, the Borrower, by giving notice at the times described in SECTION 4.7(A), shall elect an interest period (each, an "INTEREST PERIOD") to be applicable to such Loan, which Interest Period shall be a period of one (1), two (2), three (3), or six
(6) months; PROVIDED that:

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

                           (iv)     no  Interest  Period  shall  extend  beyond
the Termination Date and Interest Periods shall be selected by the Borrower so as to permit the Borrower to make mandatory reductions of the Acquisition
Commitment pursuant to SECTION 4.4(C), without payment of any amounts pursuant to SECTION 4.15; and

                           (v)      there   shall  be  no  more  than  ten  (10)
Interest  Periods  outstanding at any time.

         (c) APPLICABLE MARGIN. The Applicable Margin provided for in SECTION 4.7(A) with respect to the Loans (the "APPLICABLE MARGIN") shall (i) on the Closing Date and for the period ending June 30, 2000, be at Level I and (ii) for each fiscal quarter thereafter be determined by reference to the Leverage Ratio as of the end of the fiscal quarter immediately preceding the delivery of the applicable Officer's Compliance Certificate as follows:



LEVEL    LEVERAGE RATIO                           LIBOR MARGIN       BASE MARGIN        FACILITY
-----    --------------                           ------------       -----------        --------
                                                       (%)                 (%)            FEE(%)
                                                       ---                 ---            ------

  I    Greater than or equal to 4.50 to 1.00           2.00               1.00             0.500

 II    Greater than or equal to 3.75 to                1.75               0.75             0.500
       1.00, but less than 4.50 to 1.00

 III   Greater than or equal to 3.00 to                1.50               0.50             0.375
       1.00, but less than 3.75 to 1.00

 IV    Less than 3.00 to 1.00                          1.25               0.25             0.375


Adjustments, if any, in the Applicable Margin shall be made by the Administrative Agent on the third (3rd) Business Day after receipt by the Administrative Agent of quarterly financial statements for the Borrower and its Subsidiaries and the accompanying Officer's Compliance Certificate setting forth the Leverage Ratio of the Borrower and its Subsidiaries as of the most recent fiscal quarter end. Subject to SECTION 4.7(D), in the event the Borrower fails to deliver such financial statements and certificate within the time required by
SECTION 7.2, the Applicable Margin shall be the highest Applicable Margin set forth above until the delivery of such financial statements and certificate.

         (d) DEFAULT RATE. Subject to SECTION 12.3, upon the occurrence and during the continuance of an Event of Default, (i) the Borrower shall no longer have the option to request LIBOR Rate Loans or Swingline Loans, (ii) all outstanding LIBOR Rate Loans shall bear interest at a rate per annum two percent (2%) in excess of the rate then applicable to LIBOR Rate Loans until the end of the applicable Interest Period and thereafter at a rate equal to two percent (2%) in excess of the rate then applicable to Base Rate Loans, (iii) all outstanding Swingline Loans shall bear interest at a rate per annum equal to two percent (2%) in excess of the rate then applicable to Swingline Loans and (iv) all outstanding Base Rate Loans shall bear interest at a rate per annum equal to two percent (2%) in excess of the rate then applicable to Base Rate Loans. Interest shall continue to accrue on the Notes after the filing by or against the Borrower of any petition seeking any relief in bankruptcy or under any act or law pertaining to insolvency or debtor relief, whether state, federal or foreign.

         (e) INTEREST PAYMENT AND COMPUTATION. Interest on each Base Rate Loan shall be payable in arrears on the last Business Day of each calendar quarter commencing December 31, 1999; interest on each LIBOR Rate Loan shall be payable on the last day of each Interest Period applicable thereto, and if such Interest Period extends over three (3) months, at the end of each three (3) month interval during such Interest Period. All interest rates, fees and commissions provided hereunder shall be computed on the basis of a 360-day year and assessed for the actual number of days elapsed.

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

         SECTION 4.8 NOTICE AND MANNER OF CONVERSION OR CONTINUATION OF LOANS. Provided that no Event of Default has occurred and is then continuing, the Borrower shall have the option to (a) convert at any time all or any portion of its outstanding Base Rate Loans in a principal amount equal to $3,000,000 or any whole multiple of $500,000 in excess thereof into one or more LIBOR Rate Loans or (b) upon the expiration of any Interest Period, (i) convert all or any part of its outstanding LIBOR Rate Loans in a principal amount equal to $3,000,000 or a whole multiple of $500,000 in excess thereof into Base Rate Loans or (ii) continue such LIBOR Rate Loans as LIBOR Rate Loans. Whenever the Borrower desires to convert or continue Loans as provided above, the Borrower shall give the Administrative Agent irrevocable prior written notice in the form attached as EXHIBIT E (a "NOTICE OF CONVERSION/ Continuation") not later than 11:00 a.m. (Charlotte time) three (3) Business Days before the day on which a proposed conversion or continuation of such Loan is to be effective specifying (A) the Loans to be converted or continued, and, in the case of any LIBOR Rate Loan to be converted or continued, the last day of the Interest Period therefor, (B) the effective date of such conversion or continuation (which shall be a Business
Day), (C) the principal  amount of such Loans to be converted or continued,  and
(D) the Interest Period to be applicable to such converted or continued LIBOR Rate Loan. The Administrative Agent shall promptly notify the Lenders of such Notice of Conversion/Continuation.

         SECTION 4.9                FEES.

         (a) FACILITY FEES. The Borrower shall pay to the Administrative Agent, for the account of the Lenders, a non-refundable facility fee at a rate per annum equal to the percentage set forth in SECTION 4.7(C) times the Aggregate Commitment, regardless of usage. The facility fee shall be payable in arrears on the last Business Day of each calendar quarter during the term of this Agreement commencing December 31, 1999 and on the Termination Date. Such facility fee shall be distributed by the Administrative Agent to the Lenders PRO RATA in accordance with the Lenders' respective Commitment Percentages.

         (b)   ADMINISTRATIVE   AGENT'S  AND  OTHER  FEES.  To  compensate   the
Administrative Agent for structuring and syndicating the Loans and for its obligations hereunder, the Borrower agrees to pay to the Administrative Agent, for its account, the fees set forth in the separate fee letter agreement executed by the Borrower and the Administrative Agent dated October 25, 1999.

         SECTION 4.10 MANNER OF PAYMENT. Each payment by the Borrower on account of the principal of or interest on the Loans or of any fee, commission or other amounts payable to the Lenders under this Agreement or any Note shall be made not later than 1:00 p.m. (Charlotte time) on the date specified for payment under this Agreement to the Administrative Agent at the Administrative Agent's Office for the account of the Lenders (other than as set forth below) PRO RATA in accordance with their respective applicable Commitment Percentages, in Dollars, in immediately available funds and shall be made without any set-off, counterclaim or deduction whatsoever. Any payment received after such time but before 2:00 p.m. (Charlotte time) on such day shall be deemed a payment on such date for the purposes of SECTION 12.1, but for all other purposes shall be deemed to have been made on the next succeeding Business Day. Any payment received after 2:00 p.m. (Charlotte time) shall be deemed to have been made on the next succeeding Business Day for all purposes. Upon receipt by the Administrative Agent of each such payment, the Administrative Agent shall distribute to each Lender at its address for notices set forth herein its PRO RATA share of such payment in accordance with such Lender's applicable Commitment Percentage and shall wire advice of the amount of such credit to each Lender. Each payment to the Administrative Agent of Administrative Agent's fees or expenses shall be made for the account of the Administrative Agent and any amount payable to any Lender under SECTIONS 4.14, 4.15, 4.16, 4.17 OR 14.2 shall be paid to the Administrative Agent for the account of the applicable Lender.

         SECTION 4.11 CREDITING OF PAYMENTS AND PROCEEDS. In the event that the Borrower shall fail to pay any of the Obligations when due and the Obligations have been accelerated pursuant to SECTION 12.2, all payments received by the Lenders upon the Notes and the other Obligations and all net proceeds from the enforcement of the Obligations shall be applied first to all expenses then due and payable by the Borrower hereunder, then to all indemnity obligations then due and payable by the Borrower hereunder, then to all Administrative Agent's fees then due and payable, then to all fees and commissions then due and payable, then to accrued and unpaid interest on the Swingline Note to the Swingline Lender, then to the unpaid principal amount outstanding under the Swingline Note to the Swingline Lender, then to accrued and unpaid interest on the Revolving Credit Notes (applied first to Liquidity Loans and then to other Revolving Credit Loans), Acquisition Notes and the Reimbursement Obligation (pro rata in accordance with all such amounts due), then to the principal amount of the Revolving Credit Notes, the Acquisition Notes and Reimbursement Obligation (pro rata in accordance with all such amounts due) and then to the cash collateral account described in SECTION 12.2(B) to the extent of any L/C Obligations then outstanding, in that order.

         SECTION 4.12 ADJUSTMENTS. If any Lender (a "BENEFITTED LENDER") shall at any time receive any payment of all or part of the Obligations owing to it, or interest thereon, or if any Lender shall at any time receive any collateral in respect to the Obligations owing to it (whether voluntarily or involuntarily, by set-off or otherwise) in a greater proportion than any such payment to and collateral received by any other Lender, if any, in respect of the Obligations owing to such other Lender, or interest thereon, such Benefitted Lender shall purchase for cash from the other Lenders such portion of each such other Lender's Extensions of Credit, or shall provide such other Lenders with the benefits of any such collateral, or the proceeds thereof, as shall be necessary to cause such Benefitted Lender to share the excess payment or benefits of such collateral or proceeds ratably with each of the Lenders; PROVIDED, that if all or any portion of such excess payment or benefits is thereafter recovered from such Benefitted Lender, such purchase shall be rescinded, and the purchase price and benefits returned to the extent of such recovery, but without interest. The

Borrower agrees that each Lender so purchasing a portion of another Lender's Extensions of Credit may exercise all rights of payment (including, without limitation, rights of set-off) with respect to such portion as fully as if such Lender were the direct holder of such portion.

         SECTION 4.13 NATURE OF OBLIGATIONS OF LENDERS REGARDING EXTENSIONS OF CREDIT; ASSUMPTION BY THE ADMINISTRATIVE AGENT. The obligations of the Lenders under this Agreement to make the Loans and issue or participate in Letters of Credit are several and are not joint or joint and several. Unless the
Administrative Agent shall have received notice from a Lender prior to a proposed borrowing date that such Lender will not make available to the Administrative Agent such Lender's ratable portion of the amount to be borrowed on such date (which notice shall not release such Lender of its obligations hereunder), the Administrative Agent may assume that such Lender has made such portion available to the Administrative Agent on the proposed borrowing date in accordance with SECTION 4.1(B) and the Administrative Agent may, in reliance upon such assumption, make available to the Borrower on such date a corresponding amount. If such amount is made available to the Administrative Agent on a date after such borrowing date, such Lender shall pay to the Administrative Agent on demand an amount, until paid, equal to the product of
(a) the amount not made available by such Lender in accordance with the terms hereof, TIMES (b) the daily average Federal Funds Rate during such period as determined by the Administrative Agent, TIMES (c) a fraction the numerator of which is the number of days that elapse from and including such borrowing date to the date on which such amount not made available by such Lender in accordance with the terms hereof shall have become immediately available to the Administrative Agent and the denominator of which is 360. A certificate of the Administrative Agent with respect to any amounts owing under this SECTION 4.13 shall be conclusive, absent manifest error. If such Lender's Commitment Percentage of such borrowing is not made available to the Administrative Agent by such Lender within three (3) Business Days of such borrowing date, the Administrative Agent shall be entitled to recover such amount made available by the Administrative Agent with interest thereon at the rate per annum applicable to Base Rate Loans hereunder, on demand, from the Borrower. The failure of any Lender to make available its Commitment Percentage of any Loan requested by the Borrower shall not relieve it or any other Lender of its obligation, if any, hereunder to make its Commitment Percentage of such Loan available on such borrowing date, but no Lender shall be responsible for the failure of any other Lender to make its Commitment Percentage of such Loan available on the borrowing date.

         SECTION 4.14      CHANGED CIRCUMSTANCES.

         (a) CIRCUMSTANCES AFFECTING LIBOR RATE AVAILABILITY. If with respect to any Interest Period the Administrative Agent or any Lender (after consultation with Administrative Agent) shall determine that, by reason of circumstances affecting the foreign exchange and interbank markets generally, deposits in eurodollars, in the applicable amounts are not being quoted via Telerate Page 3750 or offered to the Administrative Agent or such Lender for such Interest Period, then the Administrative Agent shall forthwith give notice thereof to the Borrower. Thereafter, until the Administrative Agent notifies the Borrower that such circumstances no longer exist, the obligation of the Lenders to make LIBOR Rate Loans and the right of the Borrower to convert any Loan to or continue any Loan as a LIBOR Rate Loan shall be suspended, and the Borrower shall repay in full (or cause to be repaid in full) the then outstanding principal amount of each such LIBOR Rate Loans together with accrued interest thereon, on the last day of the then current Interest Period applicable to such LIBOR Rate Loan or convert the then outstanding principal amount of each such LIBOR Rate Loan to a Base Rate Loan as of the last day of such Interest Period.

         (b) LAWS AFFECTING LIBOR RATE AVAILABILITY. If, after the date hereof, the introduction of, or any change in, any Applicable Law or any change in the interpretation or administration thereof by any Governmental Authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Lender (or any of their respective Lending Offices) with any request or directive (whether or not having the force of law) of any such Authority, central bank or comparable agency, shall make it unlawful or impossible for any of the Lenders (or any of their respective Lending Offices) to honor its obligations hereunder to make or maintain any LIBOR Rate Loan, such Lender shall promptly give notice thereof to the Administrative Agent and the Administrative Agent shall promptly give notice to the Borrower and the other Lenders. Thereafter, until the Administrative Agent notifies the Borrower that such circumstances no longer exist, (i) the obligations of the Lenders to make LIBOR Rate Loans and the right of the Borrower to convert any Loan or continue any Loan as a LIBOR Rate Loan shall be suspended and thereafter the Borrower may select only Base Rate Loans hereunder, and (ii) if any of the Lenders may not lawfully continue to maintain a LIBOR Rate Loan to the end of the then current Interest Period applicable thereto as a LIBOR Rate Loan, the applicable LIBOR Rate Loan shall immediately be converted to a Base Rate Loan for the remainder of such Interest Period.

         (c) INCREASED COSTS. If, after the date hereof, the introduction of, or any change in, any Applicable Law, or in the interpretation or administration thereof by any Governmental Authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any of the Lenders (or any of their respective Lending Offices) with any request or directive (whether or not having the force of law) of such Authority, central bank or comparable agency;

                  (i) shall subject any of the Lenders (or any of their respective Lending Offices) to any tax, duty or other charge with respect to any Note, Letter of Credit or Application or shall change the basis of taxation of payments to any of the Lenders (or any of their respective Lending Offices) of the principal of or interest on any Note, Letter of Credit or Application or any other amounts due under this Agreement in respect thereof (except for changes in the rate of tax on the overall net income of any of the Lenders or any of their respective Lending Offices imposed by the jurisdiction in which such Lender is organized or is or should be qualified to do business or such Lending Office is located); or

                  (ii) shall impose, modify or deem applicable any reserve (including, without limitation, any imposed by the Board of Governors of the Federal Reserve System), special deposit, insurance or capital or similar requirement against assets of, deposits with or for the account of, or credit extended by any of the Lenders (or any of their respective Lending Offices) or shall impose on any of the Lenders (or any of their respective Lending Offices) or the foreign exchange and interbank markets any other condition affecting any Note;

and the result of any of the foregoing is to increase the costs to any of the Lenders of maintaining any LIBOR Rate Loan or issuing or participating in
Letters of Credit or to reduce the yield or amount of any sum received or receivable by any of the Lenders under this Agreement or under the Notes in respect of a LIBOR Rate Loan or Letter of Credit or Application, then such Lender shall promptly notify the Administrative Agent, and the Administrative Agent shall promptly notify the Borrower of such fact and demand compensation therefor and, within ten (10) Business Days after such notice by the Administrative Agent, the Borrower shall pay to such Lender such additional amount or amounts as will compensate such Lender or Lenders for such increased cost or reduction. The Administrative Agent will promptly notify the Borrower of any event of which it has knowledge which will entitle such Lender to compensation pursuant to this SECTION 4.14(C); PROVIDED, that the Administrative Agent shall incur no liability whatsoever to the Lenders or the Borrower in the event it fails to do so. The amount of such compensation shall be determined, in the applicable Lender's sole discretion, based upon the assumption that such Lender funded its Commitment Percentage of the LIBOR Rate Loans in the London interbank market and using any reasonable attribution or averaging methods which such Lender deems appropriate and practical. A certificate of such Lender setting forth the basis for determining such amount or amounts necessary to compensate such Lender shall be forwarded to the Borrower through the Administrative Agent and shall be conclusively presumed to be correct save for manifest error.

         SECTION 4.15 INDEMNITY. The Borrower hereby indemnifies each of the Lenders against any loss or expense which may arise or be attributable to each Lender's obtaining, liquidating or employing deposits or other funds acquired to effect, fund or maintain any Loan (a) as a consequence of any failure by the Borrower to make any payment when due of any amount due hereunder in connection with a LIBOR Rate Loan, (b) due to any failure of the Borrower to borrow on a date specified therefor in a Notice of Borrowing or Notice of Continuation/Conversion or (c) due to any payment, prepayment or conversion of any LIBOR Rate Loan on a date other than the last day of the Interest Period therefor. The amount of such loss or expense shall be determined, in the applicable Lender's sole discretion, based upon the assumption that such Lender funded its Commitment Percentage of the LIBOR Rate Loans in the London interbank market and using any reasonable attribution or averaging methods which such Lender deems appropriate and practical. A certificate of such Lender setting forth the basis for determining such amount or amounts necessary to compensate such Lender shall be forwarded to the Borrower through the Administrative Agent and shall be conclusively presumed to be correct save for manifest error.

         SECTION 4.16 CAPITAL REQUIREMENTS. If either (a) the introduction of, or any change in, or in the interpretation of, any Applicable Law or (b) compliance with any guideline or request from any central bank or comparable agency or other Governmental Authority (whether or not having the force of law), has or would have the effect of reducing the rate of return on the capital of, or has affected or would affect the amount of capital required to be maintained by, any Lender or any corporation controlling such Lender as a consequence of, or with reference to the Commitments and other commitments of this type, below the rate which the Lender or such other corporation could have achieved but for such introduction, change or compliance, then within five (5) Business Days after written demand by any such Lender, the Borrower shall pay to such Lender from time to time as specified by such Lender additional amounts sufficient to compensate such Lender or other corporation for such reduction. A certificate as to such amounts submitted to the Borrower and the Administrative Agent by such Lender, shall, in the absence of manifest error, be presumed to be correct and binding for all purposes.

         SECTION 4.17      TAXES.

         (a) PAYMENTS FREE AND CLEAR. Any and all payments by the Borrower hereunder or under the Notes or the Letters of Credit shall be made free and clear of and without deduction for any and all present or future taxes, levies, imposts, deductions, charges or withholding, and all liabilities with respect thereto excluding, (i) in the case of each Lender and the Administrative Agent, income and franchise taxes imposed by the jurisdiction under the laws of which such Lender or the Administrative Agent (as the case may be) is organized or is or should be qualified to do business or any political subdivision thereof and
(ii) in the case of each Lender, income and franchise taxes imposed by the jurisdiction of such Lender's Lending Office or any political subdivision thereof (all such non-excluded taxes, levies, imposts, deductions, charges, withholdings and liabilities being hereinafter referred to as "TAXES"). If the Borrower shall be required by law to deduct any Taxes from or in respect of any sum payable hereunder or under any Note or Letter of Credit to any Lender or the Administrative Agent, (A) the sum payable shall be increased as may be necessary so that after making all required deductions (including deductions applicable to additional sums payable under this SECTION 4.17) such Lender or the Administrative Agent (as the case may be) receives an amount equal to the amount such party would have received had no such deductions been made, (B) the Borrower shall make such deductions, (C) the Borrower shall pay the full amount deducted to the relevant taxing authority or other authority in accordance with applicable law, and (D) the Borrower shall deliver to the Administrative Agent evidence of such payment to the relevant taxing authority or other authority in the manner provided in SECTION 4.17(D).

         (b) STAMP AND OTHER TAXES. In addition, the Borrower shall pay any present or future stamp, registration, recordation or documentary taxes or any other similar fees or charges or excise or property taxes, levies of the United States or any state or political subdivision thereof or any applicable foreign jurisdiction which arise from any payment made hereunder or from the execution, delivery or registration of, or otherwise with respect to, this Agreement, the Loans, the Letters of Credit, the other Loan Documents, or the perfection of any rights or security interest in respect thereto (hereinafter referred to as "OTHER TAXES").

         (c) INDEMNITY. The Borrower shall indemnify each Lender and the Administrative Agent for the full amount of Taxes and Other Taxes (including, without limitation, any Taxes and Other Taxes imposed by any jurisdiction on amounts payable under this SECTION 4.17) paid by such Lender or the
Administrative Agent (as the case may be) and any liability (including penalties, interest and expenses) arising therefrom or with respect thereto, whether or not such Taxes or Other Taxes were correctly or legally asserted. Such indemnification shall be made within thirty (30) days from the date such Lender or the Administrative Agent (as the case may be) makes written demand therefor.

         (d) EVIDENCE OF PAYMENT. Within thirty (30) days after the date of any payment of Taxes or Other Taxes, the Borrower shall furnish to the Administrative Agent, at its address referred to in SECTION 14.1, the original or a certified copy of a receipt evidencing payment thereof or other evidence of payment satisfactory to the Administrative Agent.

         (e) DELIVERY OF TAX FORMS. Each Lender organized under the laws of a jurisdiction other than the United States or any state thereof shall deliver to the Borrower, with a copy to the Administrative Agent, on the Closing Date or concurrently with the delivery of the relevant Assignment and Acceptance, as applicable, (i) two United States Internal Revenue Service Forms 4224 or Forms 1001, as applicable (or successor forms) properly completed and certifying in each case that such Lender is entitled to a complete exemption from withholding or deduction for or on account of any United States federal income taxes, and
(ii) an Internal Revenue Service Form W-8 or W-9 or successor applicable form, as the case may be, to establish an exemption from United States backup withholding taxes. Each such Lender further agrees to deliver to the Borrower, with a copy to the Administrative Agent, a Form 1001 or 4224 and Form W-8 or W-9, or successor applicable forms or manner of certification, as the case may be, on or before the date that any such form expires or becomes obsolete or after the occurrence of any event requiring a change in the most recent form previously delivered by it to the Borrower, certifying in the case of a Form
1001 or 4224 that such Lender is entitled to receive payments under this Agreement without deduction or withholding of any United States federal income taxes (unless in any such case an event (including without limitation any change in treaty, law or regulation) has occurred prior to the date on which any such delivery would otherwise be required which renders such forms inapplicable or the exemption to which such forms relate unavailable and such Lender notifies the Borrower and the Administrative Agent that it is not entitled to receive payments without deduction or withholding of United States federal income taxes) and, in the case of a Form W-8 or W-9, establishing an exemption from United States backup withholding tax. The Borrower shall not be required to pay any additional amount to any non-U.S. Lender in respect of United States withholding tax pursuant to SECTION 4.17(A) to the extent that the obligation to withhold such tax existed at the time such non-U.S. Lender became a Lender hereunder, unless such obligation would not have arisen but for a failure by such non-U.S. Lender to deliver the documents referred to in this SECTION 4.17(E).

         (f) SURVIVAL. Without prejudice to the survival of any other agreement of the Borrower hereunder, the agreements and obligations of the Borrower contained in this SECTION 4.17 shall survive the payment in full of the Obligations and the termination of the Commitments.

         SECTION 4.18 DUTY TO MITIGATE; ASSIGNMENT OF COMMITMENTS UNDER CERTAIN CIRCUMSTANCES.

         (a) Any Lender (or Eligible Assignee) claiming any additional amounts payable pursuant to SECTION 4.14, 4.15 OR 4.17 shall use reasonable efforts (consistent with legal and regulatory restrictions) to file any certificate or document requested by the Borrower or to change the jurisdiction of its applicable lending office if the making of such a filing or change would avoid the need for or reduce the amount of any such additional amounts which may thereafter accrue or avoid the circumstances giving rise to such exercise and would not, in the sole determination of such Lender (or Eligible Assignee), be otherwise disadvantageous to such Lender (or Eligible Assignee).

         (b) In the event that any Lender shall have delivered a notice pursuant to SECTION 4.14 or 4.16 or the Borrower shall be required to make additional payments to any Lender under SECTION 4.17, the Borrower shall have the right, at its own expense (which shall include the assignment fee referred to in SECTION 14.9), upon notice to such Lender and the Administrative Agent, to require such Lender to transfer and assign without recourse (in accordance with and subject to the restrictions contained in SECTION 14.9) all interests, rights and obligations contained hereunder to another financial institution (including any other Lender) approved by the Administrative Agent (which approval shall not be unreasonably withheld) which shall assume such obligations; PROVIDED that (i) no such assignment shall conflict with any law, rule or regulation or order of any Governmental Authority and (ii) the assignee or the Borrower, as the case may be, shall pay to the affected Lender in immediately available funds on the date of such assignment the principal of and interest accrued to the date of payment on, or transfer of, the Loans made by it hereunder and all other amounts accrued for its account or owed to it hereunder (including the additional amounts asserted and payable pursuant to SECTION 4.14, 4.16 OR 4.17, if any).


                                    ARTICLE V

                  CLOSING; CONDITIONS OF CLOSING AND BORROWING

         SECTION 5.1 CLOSING. The closing shall take place at the offices of Kennedy Covington Lobdell & Hickman, L.L.P., Charlotte, North Carolina at 9:00 a.m. on November 10, 1999 or on such other date and at such other place as the parties hereto shall mutually agree.

         SECTION 5.2 CONDITIONS TO CLOSING AND INITIAL EXTENSIONS OF CREDIT. The obligations of the Lenders to close this Agreement and to make the initial Loan and issue the initial Letters of Credit are subject to the satisfaction of each of the following conditions:

         (a) EXECUTED LOAN DOCUMENTS. This Agreement, the Notes, the Guarantee Agreement and any other Loan Documents shall have been duly authorized, executed and delivered to the Administrative Agent by the parties thereto, shall be in full force and effect and no default shall exist thereunder, and the Borrower shall have delivered original counterparts thereof to the Administrative Agent.

         (b) CLOSING CERTIFICATES; ETC.

                  (i) OFFICER'S CERTIFICATE OF THE BORROWER. The Administrative Agent shall have received a certificate from the chief executive officer or chief financial officer of the Borrower, in form and substance satisfactory to the Administrative Agent, to the effect that all representations and warranties of the Borrower contained in this Agreement and the other Loan Documents are true, correct and complete; that the Borrower is not in violation of any of the covenants contained in this Agreement and the other Loan Documents; that, after giving effect to the transactions contemplated by this Agreement, no Default or Event of Default has occurred and is continuing; and that the Borrower has satisfied each of the closing conditions.

                  (ii) PARTNERSHIP DOCUMENTS; SECRETARY'S CERTIFICATES. The Administrative Agent shall have received (A) a certificate of the Secretary or Assistant Secretary of the Borrower and each Subsidiary dated the Closing Date and certifying with respect to the Borrower and each Subsidiary (1) that attached thereto is a true and complete copy of the organizational documents and all amendments thereto of each of them, certified as of a recent date by the appropriate Governmental Authority in its jurisdiction of organization, (2) that attached thereto is a true and complete copy of the partnership agreement, by-laws or equivalent document of each of them in effect on the Closing Date and at all times since a date prior to the date of the resolutions described in clause (3) below, (3) that attached thereto is a true and complete copy of resolutions duly adopted by the respective governing boards of each of them authorizing, as applicable, the execution, delivery and performance of the Loan Documents to which it is party and, in the case of the Borrower, the borrowings hereunder, and that such resolutions have not been modified, rescinded or amended and are in full force and effect, (4) that the organizational documents of each of them have not been amended since the date of the last amendment thereto shown on the certificate of good standing attached thereto and (5) as to the incumbency and specimen signature of each officer executing any Loan Document, Partnership Document or any other document delivered in connection herewith on its behalf; and (C) a certificate of another officer as to the incumbency and specimen signature of such Secretary or Assistant Secretary executing the certificate pursuant to (A) above.

                  (iii) CERTIFICATES OF GOOD STANDING. The Administrative Agent shall have received long-form certificates as of a recent date of the good standing of the Borrower and each Subsidiary under the laws of their respective jurisdictions of organization and a certificate of the relevant taxing authorities of such jurisdictions certifying that such Person has filed required tax returns and owes no delinquent taxes.

                  (iv) OPINIONS OF COUNSEL. The Administrative Agent shall have received favorable opinions of counsel to the Borrower addressed to the Administrative Agent and the Lenders with respect to the Borrower, the Guarantors, the Loan Documents and such other matters as the Lenders shall request.

                  (v) TAX FORMS. The Administrative Agent shall have received copies of the United States Internal Revenue Service forms required by SECTION 4.17(E).

                  (vi) INSURANCE CERTIFICATE. The Administrative Agent shall have received a detailed schedule of the Borrower's insurance then in effect, stating the names of the insurance companies, the amounts and rates of the insurance, the dates of the expiration thereof and the properties and risks covered thereby.

         (c)      CONSENTS; DEFAULTS.

                  (i) GOVERNMENTAL AND THIRD PARTY APPROVALS. All necessary approvals, authorizations and consents, if any be required, of any Person, including, without limitation, the holders of the Senior Notes, the unit holders and board approvals of the Parent and the General Partner, as applicable, and of all Governmental Authorities and courts having jurisdiction with respect to the transactions contemplated by this Agreement, the SCANA Acquisition Agreement and the other Loan Documents shall have been obtained.

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

                  (iii) PAYMENT AT CLOSING; FEE LETTERS. There shall have been paid by the Borrower to the Administrative Agent and the Lenders the fees set forth or referenced in SECTION 4.9 and any other accrued and unpaid fees or commissions due hereunder (including, without limitation, legal fees and expenses), and to any other Person such amount as may be due thereto in connection with the transactions contemplated hereby, including all taxes, fees and other charges in connection with the execution, delivery, recording, filing and registration of any of the Loan Documents.

         (e)      MISCELLANEOUS.

                  (i) NOTICE OF BORROWING; NOTICE OF ACCOUNT DESIGNATION. The Administrative Agent shall have received a Notice of Borrowing from the Borrower in accordance with SECTION 4.1(A), and a Notice of Account Designation specifying the account or accounts to which the proceeds of any loans made after the Closing Date are to be disbursed.

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

                  (iii) SCANA ACQUISITION AGREEMENT. There shall not have been any material modification, amendment, supplement or waiver to the SCANA Acquisition Agreement without the prior written consent of the Administrative Agent, including any modification, amendment, supplement or waiver relating to the amount or type of consideration to be paid in connection with the transactions contemplated by the SCANA Acquisition Agreement or the contents of any disclosure schedules and exhibits; and the Administrative Agent shall have received a final executed copy of the SCANA Acquisition Agreement, together with all exhibits and schedules thereto, certified as such by an officer of the Borrower.

                  (iv) POWER OF ATTORNEY; PARENT SIDE LETTER. The Borrower shall have received a power of attorney from the Parent, in form and substance acceptable to the Administrative Agent, a copy of which shall have been delivered to the Administrative Agent, and the Parent shall have executed and delivered to the Administrative Agent the Parent Side Letter, which such side letter shall be on terms and conditions satisfactory to the Administrative Agent.

                  (v) DUE DILIGENCE AND OTHER DOCUMENTS. The Administrative Agent shall have completed, to its satisfaction, all legal and business due diligence with respect to any aspect to the transactions relating to (i) the Borrower, Parent and the General Partner and (ii) the SCANA Acquisition, including, without limitation, environmental due diligence satisfactory to the Administrative Agent to include a third party assessment of the storage cavern and pipeline to be acquired, and the Borrower shall have delivered to the Administrative Agent such other documents, certificates and opinions as the Administrative Agent reasonably requests, certified by a secretary or assistant secretary of the Borrower as a true and correct copy thereof. To the extent requested, the Administrative Agent shall have received, reviewed, and approved in its reasonable satisfaction any other agreement not specifically referenced herein, the terms of which such agreements govern the future management and operations of the Borrower.

                  (vi) CONSUMMATION OF SCANA ACQUISITION. The transactions contemplated by the SCANA Acquisition Agreement shall be consummated prior to or simultaneously with the initial borrowing under this Agreement and each of the conditions set forth therein shall have been satisfied, without any waiver or amendment thereof.

         SECTION 5.3 CONDITIONS TO ALL EXTENSIONS OF CREDIT. The obligations of the Lenders to make any Extension of Credit is subject to the satisfaction of the following conditions precedent on the relevant borrowing or issue date, as applicable:

         (a) CONTINUATION OF REPRESENTATIONS AND WARRANTIES. The representations and warranties contained in Article VI or otherwise made by the Borrower or any

Subsidiary in any Loan Document shall be true and correct, in all material respects, on and as of such borrowing or issuance date with the same effect as if made on and as of such date.

         (b) NO EXISTING DEFAULT. No Default or Event of Default shall have occurred and be continuing hereunder (i) on the borrowing date with respect to such Loan or after giving effect to the Loans to be made on such date or (ii) or the issue date with respect to such Letter of Credit or after giving affect to such Letters of Credit on such date.

         (c) OFFICER'S COMPLIANCE CERTIFICATE; ADDITIONAL DOCUMENTS. The Administrative Agent shall have received the current Officer's Compliance Certificate and each additional document, instrument, legal opinion or other item of information reasonably requested by it.


                                   ARTICLE VI

                 REPRESENTATIONS AND WARRANTIES OF THE BORROWER

         SECTION 6.1 REPRESENTATIONS AND WARRANTIES. To induce the Administrative Agent and Lenders to enter into this Agreement and to induce the Lenders to make the Extensions of Credit, the Borrower hereby represents and warrants to the Administrative Agent and Lenders both before and after giving effect to the transactions contemplated hereunder that:

         (a) ORGANIZATION; POWER; QUALIFICATION. Each of the Borrower, its Subsidiaries, the Parent and the General Partner is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation or formation, has the power and authority to own its properties and to carry on its business as now being and hereafter proposed to be conducted and is duly qualified and authorized to do business in each jurisdiction in which the character of its properties or the nature of its business requires such qualification and authorization, except where the failure to so qualify would not have a Material Adverse Effect. The jurisdictions in which the Borrower and its Subsidiaries are organized and qualified to do business are described on SCHEDULE 6.1(A).

         (b)      OWNERSHIP.

                  (i) Each  Subsidiary  of the  Borrower  is listed on Part I of
SCHEDULE 6.1(B). The capitalization of the Borrower and its Subsidiaries consists of the number of shares of stock or other ownership interests, authorized, issued and outstanding, of such classes and series, with or without par value, described on Part I of SCHEDULE 6.1(B). All outstanding shares or other ownership interests have been duly authorized and validly issued and are fully paid and nonassessable. The shareholders or other equity owners of its Subsidiaries of the Borrower and the number of shares or other ownership interests owned by each are described on Part I of SCHEDULE 6.1(B). There are no outstanding warrants, subscriptions, options, securities, instruments or other rights of any type or nature whatsoever, which are convertible into, exchangeable for or otherwise provide for or permit the issuance of capital stock or other ownership interests of the Borrower or its Subsidiaries, except as described on Part I of SCHEDULE 6.1(B).

                  (ii) The sole general partner of the Parent is the General Partner, which owns 224,625 General Partner Units, representing in the aggregate a 1.0% general partner interest in the Parent. The sole general partner of the Borrower is the General Partner, which owns a 1.0101% general partner interest in the Borrower. The only limited partner of the Borrower is the Parent, which owns a 98.9899% limited partner interest in the Borrower and the Borrower does not have any partners other than the General Partner and the Parent. Each General Partner Unit is entitled to share pro rata with the Common Units in all distributions by the Parent.

                  (iii) As of the Closing Date, the Capital Stock of the General Partner is owned by such Persons and in such amounts as listed on Part II of
SCHEDULE 6.1(B).

                  (iv) The Rabbi Trust owns of record 553,896 Common Units, free and clear of any Liens.

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

         (j) MARGIN STOCK. Neither the Borrower nor any Subsidiary thereof is engaged principally or as one of its activities in the business of extending credit for the purpose of "purchasing" or "carrying" any "margin stock" (as each such term is defined or used in the regulations of the Board of Governors of the Federal Reserve System). No part of the proceeds of any of the Loans will be used for purchasing or carrying margin stock in violation of, or for any purpose which violates, the provisions of Regulation T, U or X of such Board of Governors.

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

         (l) AGREEMENTS. (i) None of the Business, the Borrower, any of its Subsidiaries, the General Partner nor the Parent is a party to any agreement or instrument or subject to any restriction in its partnership or corporate organizational documents that (i) will have the effect of prohibiting or restraining, or will impose adverse conditions upon, any of the transactions contemplated hereby or the payment of dividends or the making of any loans, investments or transfers by any Subsidiary to or in the Borrower or (ii) has resulted or could reasonably be expected to result in a Material Adverse Effect.

         (m) NO DEFAULTS. None of the Business, the Borrower, any of its Subsidiaries, the General Partner or the Parent is in default in any manner, and there is no event or condition which with notice or lapse of time or both would constitute such a default or event of default, under any provision of any Senior Note, any Refinancing Note, the Senior Note Agreement, any Refinancing Note Agreement, or any indenture or other agreement or instrument evidencing Indebtedness, any Contingent Obligation set forth on SCHEDULE 6.1(M) or any other material agreement or instrument to which it is a party or by which it or any of its properties or assets are or may be bound, where such default could reasonably be expected to result in a Material Adverse Effect.

         (n) EMPLOYEE RELATIONS. None of the Borrower and its Subsidiaries is, except as set forth on SCHEDULE 6.1(N), party to any collective bargaining agreement nor has any labor union been recognized as the representative of its employees. There are no strikes against the Business, the Borrower or any Subsidiary pending or, to the best knowledge of the Borrower, threatened, other than strikes which, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect. The hours worked and payments made to employees of the Business, the Borrower, each Subsidiary, the General Partner and the Parent have not been in violation of the Fair Labor Standards Act or any other applicable law dealing with such matters except for violations that either alone or in the aggregate could not reasonably be expected to result in a Material Adverse Effect. All material payments due from the Business, the Borrower, any Subsidiary, the General Partner and the Parent, or for which any claim may be made against the Business, the Borrower, any Subsidiary, the General Partner or the Parent, on account of wages and employee health and welfare insurance and other benefits have been paid or accrued as a liability on the books of the Business, the Borrower, such Subsidiary, the General Partner or the Parent, as applicable, in compliance with GAAP.

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

         (p) FINANCIAL STATEMENTS. The (i) audited Consolidated balance sheets of the Borrower and its Subsidiaries as of September 26, 1998 and the related statements of income and retained earnings and cash flows for the Fiscal Years then ended and (ii) unaudited Consolidated balance sheet of the Borrower and its Subsidiaries as of June 26, 1999 and related unaudited interim statements of revenue and retained earnings, copies of which have been furnished to the Administrative Agent and each Lender, are complete and correct and fairly present the assets, liabilities and financial position of the Borrower and its Subsidiaries as at such dates, and the results of the operations and changes of financial position for the periods then ended. All such financial statements, including the related schedules and notes thereto, have been prepared in accordance with GAAP. The Borrower and its Subsidiaries have no Indebtedness, obligation or other unusual forward or long-term commitment which is not fairly reflected in the foregoing financial statements or in the notes thereto.

         (q) NO MATERIAL ADVERSE CHANGE. Since September 26, 1998 there has been no material adverse change in the properties, business, operations, prospects, or condition (financial or otherwise) of the Borrower and its Subsidiaries, taken as a whole, and no event has occurred or condition arisen that could reasonably be expected to have a Material Adverse Effect.

         (r) SOLVENCY. As of the Closing Date and after giving effect to each Extension of Credit made hereunder, the Borrower and each of its Subsidiaries will be Solvent.

         (s) TITLES TO PROPERTIES. Each of the Borrower and its Subsidiaries has such title to the real property owned by it as is necessary or desirable to the conduct of its business and valid and legal title to all of its material personal property and assets, including, but not limited to, those reflected on the balance sheets of the Borrower and its Subsidiaries delivered pursuant to
SECTION 6.1(p), except those which have been disposed of by the Borrower or its Subsidiaries subsequent to such date which dispositions have been in the ordinary course of business, of assets or properties no longer used or usable in the conduct of its business or as otherwise expressly permitted hereunder.

         (t) LIENS. None of the properties and assets of the Borrower or any Subsidiary thereof is subject to any Lien, except Liens permitted pursuant to
SECTION 10.2. No financing statement under the Uniform Commercial Code of any state which names the Borrower or any Subsidiary thereof or any of their respective trade names or divisions as debtor and which has not been terminated, has been filed in any state or other jurisdiction and neither the Borrower nor any Subsidiary thereof has signed any such financing statement or any security agreement authorizing any secured party thereunder to file any such financing statement, except to perfect those Liens permitted by SECTION 10.2. The Obligations hereunder are senior unsecured obligations of the Borrower which rank PARI PASSU with the Senior Notes.

         (u) INDEBTEDNESS AND CONTINGENT OBLIGATIONS. SCHEDULE 6.1(U) is a complete and correct listing of all Indebtedness and Contingent Obligations of the Borrower and its Subsidiaries in excess of $5,000,000.

         (v) LITIGATION. Except as set forth on SCHEDULE 6.1(V), there are no actions, suits or proceedings pending nor, to the knowledge of the Borrower, threatened against or in any other way relating adversely to or affecting the Borrower or any Subsidiary thereof or any of their respective properties in any court or before any arbitrator of any kind or before or by any Governmental Authority, except for actions, suits or proceedings that, if adversely determined, could, individually or in the aggregate, not reasonably be expected to result in a Material Adverse Effect.

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

         (x) REPRESENTATIONS AND WARRANTIES FROM OTHER DOCUMENTS. As of the Closing Date, each of the representations and warranties made in the SCANA Acquisition Agreement by the Borrower and, to the Borrower's knowledge, by each other Person party thereto is true and correct in all respects.

         (y)      [Intentionally Omitted]

         (z) SENIOR NOTE AGREEMENT. Attached hereto as EXHIBIT I is a true and correct copy of the Senior Note Agreement, including all amendments thereto. No default or event of default, or event or condition which with notice or lapse of time or both would constitute such a default or event of default with respect to the Borrower exists.

         (aa) YEAR 2000 COMPLIANCE. The Borrower and its Subsidiaries have initiated a review and assessment of all areas within any of their business and that could be adversely affected by the "Year 2000 Problem" (that is, the risk that computer applications used by the Borrower and its Subsidiaries may be unable to recognize and perform properly date-sensitive functions involving certain dates prior to and any date after December 31, 1999) and (ii) developed a plan and timeline for addressing the Year 2000 Problem on a timely basis. Based on the foregoing, the Borrower and its Subsidiaries believe that all computer applications that are material to its or any of its Subsidiaries' business and operations are reasonably expected on a timely basis to be able to perform properly date-sensitive functions for all dates before and after January 1, 2000 (that is, be "year 2000 compliant"), except to the extent that a failure to do so could not reasonably be expected to have Material Adverse Effect.

         (bb) ACCURACY AND COMPLETENESS OF INFORMATION. All written information, reports and other papers and data produced by or on behalf of the Borrower or any Subsidiary thereof and furnished to the Lenders were, at the time the same were so furnished, complete and correct in all material respects. No document furnished or written statement made to the Administrative Agent or the Lenders by the Borrower or any Subsidiary thereof in connection with the negotiation, preparation or execution of this Agreement or any of the Loan Documents contains or will contain any untrue statement of a fact material to the creditworthiness of the Borrower or its Subsidiaries or omits or will omit to state a fact necessary in order to make the statements contained therein not misleading. The Borrower is not aware of any facts which it has not disclosed in writing to the Administrative Agent having a Material Adverse Effect, or insofar as the Borrower can now foresee, could reasonably be expected to have a Material Adverse Effect.

         SECTION 6.2  SURVIVAL  OF  REPRESENTATIONS  AND  WARRANTIES,  ETC.  All
representations and warranties set forth in this Article VI and all representations and warranties contained in any certificate, or any of the Loan Documents (including but not limited to any such representation or warranty made in or in connection with any amendment thereto) shall constitute representations and warranties made under this Agreement. All representations and warranties made under this Agreement shall be made or deemed to be made at and as of the Closing Date, shall survive the Closing Date and shall not be waived by the execution and delivery of this Agreement, any investigation made by or on behalf of the Lenders or any borrowing hereunder.

                                   ARTICLE VII

                        FINANCIAL INFORMATION AND NOTICES

         Until all the Obligations have been finally and indefeasibly paid and satisfied in full and the Commitments terminated, unless consent has been obtained in the manner set forth in SECTION 14.11, the Borrower will furnish or cause to be furnished to the Administrative Agent and to the Lenders at their respective addresses as set forth on SCHEDULE 1, or such other office as may be designated by the Administrative Agent and Lenders from time to time:

         SECTION 7.1                FINANCIAL STATEMENTS.

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

         (b) ANNUAL FINANCIAL STATEMENTS. As soon as practicable and in any event within ninety-five (95) days after the end of each Fiscal Year, an audited Consolidated balance sheet of the Borrower and its Subsidiaries as of the close of such Fiscal Year and audited Consolidated statements of income, retained earnings and cash flows for the Fiscal Year then ended, including the notes thereto, all in reasonable detail setting forth in comparative form the corresponding figures for the preceding Fiscal Year and audited by PriceWaterhouseCoopers LLP or other independent certified public accountants reasonably acceptable to the Administrative Agent in accordance with GAAP and, if applicable, containing disclosure of the effect on the financial position or results of operation of any change in the application of accounting principles and practices during the year, and accompanied by a report thereon by such certified public accountants that is not qualified with respect to scope limitations imposed by the Borrower or any of its Subsidiaries or with respect to accounting principles followed by the Borrower or any of its Subsidiaries not in accordance with GAAP.

         SECTION 7.2 OFFICER'S COMPLIANCE CERTIFICATE. At each time financial statements are delivered pursuant to SECTIONS 7.1(A) or (B), a certificate of the chief financial officer or the treasurer of the Borrower in the form of EXHIBIT F attached hereto (an "OFFICER'S COMPLIANCE Certificate").

         SECTION 7.3                OTHER REPORTS.

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

         (d) written notice of any action or decision by the Board of Supervisors of the Parent to change the amount of the Minimum Quarterly
Distribution or not to pay all or any portion of the Minimum Quarterly Distribution, which notice shall be delivered within three (3) Business Days after such action or decision; and

         (e) such other information regarding the operations, business affairs and financial condition of the Borrower or any of its Subsidiaries as the Administrative Agent or any Lender may reasonably request.

         SECTION 7.4 NOTICE OF LITIGATION AND OTHER MATTERS. Prompt (but in no event later than ten (10) days after an officer of the Borrower obtains knowledge thereof) telephonic and written notice of:

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

         (e)      any Default, Event of Default or Senior Note Default;

         (f)      any event which  makes any of the representations set forth in
SECTION 6.1  inaccurate in any respect;

         (g) any other development that has resulted in, or could reasonably be expected to result in a Material Adverse Effect; and

         (h) any notice received under or in connection with the Mellon Note Purchase Agreement or any event, known to the Borrower, which constitutes or which with the passage of time or giving of notice or both would constitute a default or event of default under any of the Mellon Note Documents.

         SECTION 7.5 ACCURACY OF INFORMATION. All written information, reports, statements and other papers and data furnished by or on behalf of the Borrower to the Administrative Agent or any Lender (other than financial forecasts) whether pursuant to this Article VII or any other provision of this Agreement, or any other of the Loan Documents, shall be, at the time the same is so furnished, complete and correct in all material respects to the extent necessary to give the Administrative Agent or any Lender complete, true and accurate knowledge of the subject matter based on the Borrower's knowledge thereof.


                                  ARTICLE VIII

                              AFFIRMATIVE COVENANTS

         Until the Obligations have been finally and indefeasibly paid and satisfied in full and the Commitments terminated, unless consent has been obtained in the manner provided for in SECTION 14.11, the Borrower will, and will cause each of its Subsidiaries to:

         SECTION 8.1                EXISTENCE; BUSINESSES AND PROPERTIES.

                  (i) Do or cause to be done all things necessary to preserve, renew and keep in full force and effect its legal existence and qualify and remain qualified as a foreign entity in each jurisdiction in which the failure to do so would have a Material Adverse Effect, except as otherwise permitted by
SECTION 10.5.

                  (ii) Do or cause to be done all things necessary to preserve, renew and keep in full force and effect the rights, licenses, permits, franchises, authorizations, patents, copyrights, trademarks and trade names material to the conduct of its business; maintain and operate such business in substantially the manner in which it is presently conducted and operated; and at all times maintain and preserve all property material to the conduct of such business and keep such property in good repair, working order and condition and from time to time make, or cause to be made, all needed and proper repairs, renewals, additions, improvements and replacements thereto necessary in order that the business carried on in connection therewith may be properly conducted at all times.

         SECTION 8.2 INSURANCE. Keep its insurable properties adequately insured at all times by financially sound and reputable insurers; maintain such other insurance, to such extent and against such risks, including fire and other risks insured against by extended coverage, as is customary with similarly situated companies in the same or similar businesses, including public liability insurance against claims for personal injury or death or property damage occurring upon in, about or in connection with the use of any properties owned occupied or controlled by it and maintain such other insurance as may be required by Applicable Law; PROVIDED, HOWEVER, that nothing in this SECTION 8.2 shall preclude the Borrower or any Subsidiary from being self-insured to the extent customary with similarly situated companies in the same or similar businesses.

         SECTION 8.3 TAXES. Pay and discharge promptly when due all taxes, assessments and governmental charges or levies imposed upon it or upon its income or profits or in respect of its property, before the same shall become delinquent or in default, as well as all lawful claims for labor, materials and supplies or otherwise which, if unpaid, would give rise to a Lien upon such properties or any part thereof; PROVIDED, HOWEVER, that such payment and discharge shall not be required with respect to any such tax, assessment, charge, levy or claim so long as the validity or amount thereof shall be contested in good faith by appropriate proceedings and adequate reserves in respect thereof shall be maintained in accordance with GAAP.

         SECTION 8.4 EMPLOYEE BENEFITS. Comply in all material respects with the applicable provisions of ERISA and the Code and furnish to the Administrative Agent as soon as possible after, and in any event within 10 days after any Responsible Officer of the Borrower or any ERISA Affiliate knows or has reason to know that, any ERISA Event has occurred that, alone or together with any other ERISA Events that have occurred, could reasonably be expected to result in liability of the Borrower in an aggregate amount exceeding $5,000,000, a statement of a Financial Officer setting forth details as to such ERISA Event and the action, if any, that the Borrower proposes to take with respect thereto.

         SECTION 8.5 ACCESS TO PREMISES AND RECORDS; CONFIDENTIALITY. Maintain financial records in accordance with GAAP, and upon reasonable notice permit representatives of the Lenders to have access to such financial records and the premises of the Borrower or any Subsidiary at reasonable times and to make such excerpts from such records as such representatives deem necessary in connection with their evaluation of the Borrower's ability to repay the Loans or any Subsidiary's ability to perform its obligations under the Guarantee Agreement. Each Lender agrees to keep all information obtained by it pursuant to this
SECTION 8.5 and all other non-public information delivered to it by the Borrower or any Subsidiary pursuant to this Agreement confidential except to the extent that (i) disclosure is made, subject to this confidentiality agreement, to Affiliates, officers, directors, employees, agents and representatives of such Lender or to the Administrative Agent or any other Lender, (ii) disclosure of such information is made pursuant to applicable law, regulations, subpoena, judicial process or the like or at the request of any regulatory authority to which it is subject or to its counsel or auditors or in any legal proceeding arising out of this Agreement, (iii) such information is or becomes publicly available other than by such Lender's breach of this SECTION 8.5, (iv) disclosure is made to an actual or prospective assignee or participant pursuant to SECTION 14.10 or (v) such information becomes available to such Lender from a third party which, by making such information available, has not, to such Lender's knowledge, breached any obligation of confidentiality it may owe.

         SECTION 8.6 COMPLIANCE WITH LAWS. Comply with all applicable laws, rules and regulations, and all orders of any Governmental Authority, applicable to it or any of its property, business, operations or transactions (including ERISA and all Environmental and Safety Laws), except where the failure so to comply could not reasonably be expected to result in a Material Adverse Effect, and provide prompt written notice to the Lenders following the receipt of any notice of any violation of any such laws, rules, regulations or orders from any Governmental Authority charged with enforcing the same where such violation could reasonably be expected to result in a Material Adverse Effect.

         SECTION 8.7 ADDITIONAL GUARANTORS. Notify the Administrative Agent if at any time the Borrower or any Subsidiary determines to acquire or form any Person which would upon such acquisition or formation constitute a Subsidiary and to cause any such newly acquired or formed Subsidiary to become a guarantor under the Guarantee Agreement by the execution of documentation reasonably satisfactory to the Administrative Agent immediately upon such acquisition or formation.

         SECTION 8.8 USE OF PROCEEDS. Use the proceeds of (a) the Revolving Credit Loans for working capital and general partnership purposes of the Borrower and its Subsidiaries, including, without limitation, (i) to refinance indebtedness of the Borrower under the Existing Credit Agreement, (ii) to finance Restricted Payments to the Parent (and related pro rata Restricted Payments to the General Partner) to enable the Parent to pay the Minimum Quarterly Distribution and reasonable expenses of the Parent as set forth in
SECTION 10.6(B), (iii) to make required payments under the Mellon Documents to the extent permitted under SECTION 10.13 and (iv) payment of fees and expenses incurred in connection with this Agreement, and (b) the Acquisition Loans to finance Permitted Business Acquisitions.

         SECTION 8.9 PARTNERSHIP DOCUMENTS. Perform and comply with, and cause each of the General Partner and the Parent to perform and comply in all material respects with all its obligations under each of the Partnership Documents to which it is a parry and enforce and cause each of the General Partner and the Parent to enforce, in all material respects, each such Partnership Document against each other party thereto.

         SECTION 8.10 COMPLIANCE WITH ENVIRONMENTAL AND SAFETY LAWS. Comply, and use reasonable efforts to cause all lessees and other Persons occupying its properties to comply, in all material respects with all Environmental and Safety Laws and environmental permits applicable to its operations and properties; obtain and renew all material environmental permits necessary for its operations and properties; and conduct any necessary remedial action in accordance with Environmental and Safety Laws; PROVIDED, however, that neither the Borrower nor any of its Subsidiaries shall be required to undertake any remedial action to the extent that its obligation to do so is being contested in good faith and by proper proceedings and appropriate reserves are being maintained under GAAP with respect to such circumstances.

         SECTION 8.11 PREPARATION OF ENVIRONMENTAL REPORTS. If a Default caused by reason of a breach of SECTIONS 6.1(H) OR 8.10 shall have occurred and be continuing, at the request of the Required Lenders through the Administrative Agent, provide to Lenders within forty-five (45) days after such request, at the expense of the Borrower, an environmental site assessment report for the properties which are the subject of such Default prepared by an environmental consulting firm acceptable to the Administrative Agent and consented to by the Borrower (which consent shall not be unreasonably withheld or delayed), indicating the presence or absence of hazardous materials and the estimated cost of any compliance or remedial action in connection with such properties.

         SECTION 8.12 CORPORATE IDENTITY. Do or cause to be done (or refrain from doing or causing to be done, as the case may be) all things necessary to ensure that the separate legal identity of the Borrower will at all times be respected and that neither the Borrower nor any of its Subsidiaries will be liable for any obligations, contractual or otherwise, of the General Partner, the Parent or any other entity in which the General Partner or the Parent owns any equity interest, except as permitted under SECTION 10.6(B) OR SECTION 10.7. Without limiting the foregoing, the Borrower will (a) observe, and cause the General Partner and the Parent to observe, all requirements, procedures and formalities necessary or advisable in order that the Borrower will for all purposes be considered a validly existing partnership separate and distinct from the General Partner, the Parent and their other subsidiaries, (b) not permit any commingling of the assets of the General Partner, the Parent or any of their other subsidiaries with assets of the Borrower or any Subsidiary which would prevent the assets of the General Partner, the Parent or any of their subsidiaries from being readily distinguished from the assets of the Borrower and its Subsidiaries and (c) take reasonable and customary actions to ensure that creditors of the General Partner, the Parent and their other subsidiaries are aware that each such Person is an entity separate and distinct from the Borrower and its Subsidiaries.

         SECTION 8.13 FEDERAL RESERVE REGULATIONS. In the event the Borrower or any Subsidiary shall use any proceeds of Loans to acquire or carry any Margin Stock, the Borrower will not at any time thereafter permit more than 25% of the value of the assets of the Borrower and its Subsidiaries subject to the provisions of SECTION 10.2 or 10.5 to be Margin Stock.

         SECTION 8.14 AVAILABLE CASH RESERVES. Maintain an amount of cash reserves that is necessary or appropriate in the reasonable discretion of the Board of Supervisors of the Borrower to (i) provide for the proper conduct of the business of the Borrower and its Subsidiaries (including reserves for future capital expenditures) subsequent to such quarter, (ii) comply with applicable law or any loan agreement (including, but not limited to, this Agreement), security agreement, mortgage, debt instrument or other agreement or obligation to which the Borrower or any, Subsidiary is a party or by which it is bound or its assets are subject and (iii) provide funds for distributions to partners of the Parent and the General Partner in respect of any one or more of the next four quarters; PROVIDED that the Board of Supervisors need not establish cash reserves pursuant to clause (iii) if the effect of such reserves would be that the Parent is unable to distribute the Minimum Quarterly Distribution on the

Common Units with respect to such quarter; and PROVIDED, FURTHER, that disbursements made or cash reserves established, increased or reduced after the end of any quarter but on or before the date of determination of Available Cash with respect to such quarter shall be deemed to have been made, established, increased or reduced for purposes of determining Available Cash, within such quarter if the Board of Supervisors of the Company so determines. In addition, without limitation or duplication of the foregoing, Available Cash for any fiscal quarter shall reflect an amount of cash reserves equal to the reserves required pursuant to the last paragraph of the definition of "Available Cash".

         SECTION 8.15 FURTHER ASSURANCES. Make, execute and deliver all such additional and further acts, things, deeds and instruments as the Administrative Agent or any Lender may reasonably require to document and consummate the transactions contemplated hereby and to vest completely in and insure the Administrative Agent and the Lenders their respective rights under this Agreement, the Notes and the other Loan Documents.

         SECTION 8.16 YEAR 2000 COMPATIBILITY. Take all action reasonably necessary to ensure that the computer-based systems of the Borrower and its Subsidiaries are able to operate and process effectively data that includes dates on and after January 1, 2000. At the request of the Administrative Agent, the Borrower shall provide reasonable assurances satisfactory to the Administrative Agent of the Borrower's Year 2000 compatibility.

         SECTION 8.17 COMMODITY HEDGING POLICY. The Borrower shall not amend the Borrower's existing commodity hedging policy in any manner that increases the risk exposure of the Borrower (including, without limitation, any increase of the limits thereunder) without the prior written consent of the Required Lenders, which consent shall not be unreasonably withheld.


                                   ARTICLE IX

                               FINANCIAL COVENANTS

         Until all of the Obligations have been finally and indefeasibly paid and satisfied in full and the Commitments terminated, unless consent has been obtained in the manner set forth in SECTION 14.11, the Borrower and its Subsidiaries on a Consolidated basis will not:

         SECTION 9.1 INTEREST COVERAGE RATIO. Permit the ratio of EBITDA to Interest Expense as of the end of any fiscal quarter for the four-quarter-period ending as of such date to be less than 2.50 to 1.00.

         SECTION 9.2 LEVERAGE RATIO. Permit the Leverage Ratio as of the end of any fiscal quarter to be greater than 5.10 to 1.00; PROVIDED, that if the Borrower shall elect to extend the Termination Date pursuant to SECTION 4.6, permit the Leverage Ratio as of the end of any fiscal quarter after March 31, 2001 to be greater than 4.75 to 1.00.

         SECTION 9.3  ADJUSTED   CONSOLIDATED   NET  WORTH.    Permit   Adjusted
Consolidated  Net Worth at any time to be less than $50,000,000.

                                    ARTICLE X

                               NEGATIVE COVENANTS

         Until all of the Obligations have been finally and indefeasibly paid and satisfied in full and the Commitments terminated, unless consent has been obtained in the manner set forth in SECTION 14.11, the Borrower will not, and will not cause or permit any of its Subsidiaries to:

         SECTION 10.1 INDEBTEDNESS. Incur, create, assume or permit to exist any Indebtedness, except:

         (a) Indebtedness for borrowed money existing on the date hereof in an aggregate principal amount not in excess of $100,000;

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

         (e) Indebtedness of the Borrower arising out of the Mellon Note Purchase Agreement as in effect on the date hereof;

         (f) Indebtedness of the Borrower and its Subsidiaries for standby letters of credit relating to obligations described in SECTIONS 10.1(H) AND (I), below, in an aggregate amount at any time not to exceed $35,000,000, exclusive of any stand by Letters of Credit issued by the Issuing Lender pursuant to the terms of this Agreement;

         (g) Indebtedness of the Borrower or any Wholly-Owned Subsidiary to any Subsidiary or the Borrower, as the case may be;

         (h) Indebtedness of the Borrower and its Subsidiaries owed to any Person providing worker's compensation, health, disability or other employee benefits or property, casualty or liability insurance to the Borrower or any Subsidiary, pursuant to reimbursement or indemnification obligations to such Person;

         (i)  Indebtedness  of the  Borrower or its  Subsidiaries  in respect of performance bonds, bid bonds, appeal bonds, surety bonds and similar obligations, in each case provided in the ordinary course of business, including those incurred to secure health, safety and environmental obligations in the ordinary course of business, and any extension, renewal or refinancing thereof to the extent not provided to secure the repayment of other Indebtedness and to the extent that the amount of refinancing Indebtedness is not greater than the amount of Indebtedness being refinanced;

         (j) Indebtedness arising from the honoring by a bank or other financial institution of a check, draft or similar instrument drawn against insufficient funds in the ordinary course of business; PROVIDED that such Indebtedness is extinguished within two (2) Business Days of its incurrence;

         (k) Indebtedness of a Subsidiary acquired after the date hereof and Indebtedness of a corporation merged or consolidated with or into the Borrower or any Subsidiary after the date hereof, which Indebtedness in each case exists at the time of such acquisition, merger, consolidation or conversion into a Subsidiary and is not created in contemplation of such event and where such acquisition, merger or consolidation is otherwise permitted by this Agreement; PROVIDED that the aggregate principal amount of Indebtedness under this paragraph (k) shall not at any time exceed $5,000,000;

         (l) Indebtedness incurred, issued or assumed by the Borrower (i) to finance the acquisitions, improvements or repairs (to the extent such improvements and repairs may be capitalized on the books of the Borrower in accordance with GAAP) of, or additions to, the property and assets of the Borrower, or (ii) to replace, extend, renew, refund or refinance any such Indebtedness; PROVIDED that:

                  (i) the aggregate principal amount of Indebtedness incurred in connection with any such replacement, extension, renewal, refunding or refinancing shall not exceed the outstanding principal amount of Indebtedness so replaced, extended, renewed, refunded or refinanced;

                  (ii) the aggregate principal amount of Indebtedness incurred under this clause (l) and outstanding at any time shall not exceed (A)
$25,000,000 PLUS (B) an amount equal to the aggregate net proceeds received by the Borrower as consideration for the issuance by the Borrower of additional partnership interests or as a capital contribution in each case for the purpose of financing such acquisitions, improvements, repairs or additions LESS (C) any amount of excess proceeds used to permanently reduce the Commitments pursuant to
SECTION 4.5;

                  (iii) such Indebtedness is secured by a Lien on the property or assets so acquired, improved or repaired and does not include a negative pledge on any other assets of the Borrower or its Subsidiaries;

         (m) obligations described under clause (j) of the definition of "Indebtedness" in an aggregate stated amount at any time outstanding, not in excess of $5,000,000;

         (n) obligations under Commodity Hedging Agreements respecting actual volumes of propane inventory of the Borrower incurred in accordance with the Borrower's commodity hedging policy, previously approved by the Lenders; and

         (o) other unsecured Indebtedness of the Borrower in an aggregate principal amount at any time outstanding not in excess of $5,000,000; PROVIDED, HOWEVER, that no Indebtedness may be incurred, created, assumed or permitted to exist if such insurance, creation, assumption or existence would violate the provisions of the Senior Note Agreement or any Refinancing Note Agreement at the time in effect.

         SECTION 10.2 LIENS. Create, incur, assume or permit to exist any Lien on any property or assets (including stock or other securities of any Person, including any Subsidiary) now owned or hereafter acquired by it or any income or revenues or rights in respect or any thereof, or sell or transfer any account receivable or any right in respect thereof, except:

         (a) Liens on property or assets of the Borrower existing on the date hereof and set forth in SCHEDULE 10.2; PROVIDED that such Liens shall secure only those obligations that they secure on the date hereof and shall not apply to any other property or assets of the Borrower or any Subsidiary;

         (b) any Lien  arising  as a result  of a  transaction  permitted  under
SECTION 10.5(E).

         (c) any Lien existing on any property or asset of the Borrower or any Subsidiary prior to the acquisition thereof by the Borrower or any Subsidiary securing Indebtedness permitted by SECTION 10.1(J); PROVIDED that (i) such Lien is not created in contemplation of or in connection with such acquisition and
(ii) such Lien does not apply to any other property or asset of the Borrower or any Subsidiary;

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

         (j) extensions, renewals and replacements of Liens referred to in paragraphs (a) through (i) of this SECTION 10.2; PROVIDED that any such extension, renewal or replacement Lien shall be limited to the property or assets (or improvements thereon) covered by the Lien extended, renewed or replaced and that the obligations secured by any such extension, renewal or replacement Lien shall be in an amount not greater than the amount of the obligations secured by the Lien extended, renewed or replaced;

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

         (o)      Liens securing Indebtedness permitted by SECTION 10.1(L); and

         (p) Liens securing Indebtedness (including interests of lessors under Capital Leases) permitted by SECTION 10.1, so long as immediately after giving effect thereto, the aggregate amount of the Indebtedness secured by such Liens shall not exceed 2.5% of Total Assets (as defined in the Senior Note Agreement).

Notwithstanding the foregoing, the Borrower will not, and will not permit any Subsidiary to, create, assume or incur any Lien upon or with respect to any of its proprietary software developed by or on behalf of the Borrower or its Affiliates and necessary and useful for the conduct of the Business.

         SECTION 10.3 SALE AND LEASE-BACK TRANSACTIONS. Enter into any arrangement, directly or indirectly, with any Person whereby it shall sell or transfer any property, real or personal used or useful in its business, whether now owned or hereafter acquired, and thereafter rent or lease such property or other property which it intends to use for substantially the same purpose or purposes as the property being sold or transferred, in an aggregate amount not to exceed $25,000,000; PROVIDED that the Designated Net Proceeds thereof shall be applied as a prepayment of the Acquisition Loans and/or reduction of the Acquisition Commitment as required pursuant to SECTION 4.2(E) AND 4.5(B).

         SECTION 10.4 INVESTMENTS, LOANS AND ADVANCES. Directly or indirectly purchase or own any stock, obligations or securities of, or any other interest in, or make any capital contribution to, any Person, or make or permit to remain outstanding any loan or advance to, or guarantee, endorse or otherwise be or become contingently liable, directly or indirectly, in connection with the obligations of any Person, or make any other Investment, except:

         (a) Investments (i) arising out of loans and advances to employees incurred in the ordinary course of business, (ii) arising out of extensions of trade credit or advances to third parties in the ordinary course of business and
(iii) acquired by reason of the exercise of customary creditors' rights upon default or pursuant to the bankruptcy, insolvency or reorganization of a debtor;

         (b) Guarantees that constitute Indebtedness to the extent permitted by SECTIONS 9.2, 9.3 AND 10.1 and other Guarantees that are not Guarantees of Indebtedness and are undertaken in the ordinary course of business;

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

                  (viii) obligations of the type described in clauses (i), (ii),
(iii), (iv) or (v) above purchased from a securities dealer designated as a "primary dealer" by the Federal Reserve Bank of New York or from a Permitted

Bank as counterparty to a written repurchase agreement obligating such counterparty to repurchase such obligations not later than fourteen (14) days after the purchase thereof and which provides that the obligations which are the subject thereof are held for the benefit of the Borrower or a Subsidiary by a custodian which is a Permitted Bank and which is not a counterparty to the repurchase agreement in question;

         (d)      liabilities   with  respect  to  any  Hedging   Agreements  or
Commodities  Hedging  Agreements; and

         (e)      investments made by a Subsidiary in the Borrower.

         SECTION 10.5 MERGERS, CONSOLIDATIONS, SALES OF ASSETS AND ACQUISITIONS. Merge into or consolidate with any other Person, or permit any other Person to merge into or consolidate with it, or sell, transfer, lease or otherwise dispose of (in one transaction or in a series of transactions) all or any substantial part of its assets (whether now owned or hereafter acquired), or purchase, lease or otherwise acquire (in one transaction or a series of transactions) all or any substantial part of the assets of, or any division or line of business of, any other Person, except that this SECTION 10.5 shall not prohibit;

         (a) the purchase and sale of inventory in the ordinary course of business by the Borrower or any Subsidiary or the acquisition of facilities and equipment in the ordinary course of business;

         (b) if at the time thereof and immediately after giving effect thereto no Event of Default or Default shall have occurred and be continuing

                  (i) the merger of any Subsidiary into the Borrower in a transaction in which the Borrower is the surviving Person, or the merger or consolidation of any Subsidiary with and into any other Wholly-Owned domestic Subsidiary, in each case in a transaction in which no Person other than the Borrower or a Subsidiary receives any consideration; and

                  (ii) the merger of any other Person with and into the Borrower or a Subsidiary if the Borrower or such Subsidiary is the surviving entity and after giving effect to such transaction (A) the Consolidated Net Worth of the Borrower and its Subsidiaries shall be not less than the Consolidated Net Worth of the Borrower and its Subsidiaries immediate, prior to such transaction, (B) substantially all the assets and business of the Borrower and its Subsidiaries shall be located in the United States and (C) the Borrower and its Subsidiaries shall be in compliance, on a pro forma basis after giving effect to such transaction, with the covenants contained in Article IX recomputed as of the last day of the most recently ended fiscal quarter of the Borrower and its Subsidiaries as if such transaction had occurred on the first day of each relevant period for testing such compliance, and the Borrower shall have delivered to the Administrative Agent an officer's certificate to such effect, together with all relevant financial information and calculations demonstrating such compliance;

         (c) Permitted  Business Acquisitions and other investments permitted by
SECTION 10.4;

         (d) sales, leases or other dispositions of equipment or real property of the Borrower or its Subsidiaries determined by the Board of Supervisors of the Borrower or senior management of the Borrower to be no longer useful or necessary in the operation of the business of the Borrower or its Subsidiaries; PROVIDED that the Designated Net Proceeds shall be applied as a prepayment of the Acquisition Loans and/or reduction of the Acquisition Commitment as required pursuant to SECTION 4.2(E) and SECTION 4.5(B); and

         (e) sales, leases or other  dispositions of property for  consideration

                  (i) at least 80% of which consists of cash and the remainder of which consists of investments permitted under SECTION 10.4 or (ii) consisting of cash and one or more Permitted Business Acquisitions which the Board of Supervisors of the Borrower shall have determined, as evidenced by a resolution thereof, have in the aggregate a fair market value not less than the fair market value of the property being sold, leased or otherwise disposed of; PROVIDED that the Designated Net Proceeds shall be applied as a prepayment of the Acquisition Loans and/or reduction of the Acquisition Commitment as required pursuant to
SECTION 4.2(E) and SECTION 4.5(B); PROVIDED, FURTHER, that (i) no issuance of the Capital Stock (or of any warrant, right or option to purchase or otherwise acquire any such Capital Stock or any security convertible into or exchangeable for any such Capital Stock) of any Subsidiary may be made to any Person other than the Borrower or a Wholly-Owned domestic Subsidiary except for the purpose of qualifying directors or in satisfaction of pre-emptive rights of holders of minority interests which are triggered by an issuance of Capital Stock to the Borrower or any Wholly-Owned domestic Subsidiary and (ii) no sale may be made of the Capital Stock (or of any warrant, right or option to purchase or otherwise acquire any such Capital Stock or any security convertible into or exchangeable for any such Capital Stock) of any Subsidiary except in connection with a sale, transfer or other disposition in which (i) simultaneously with such sale, transfer or disposition, all the Capital Stock and Indebtedness of such Subsidiary at the time owned by the Borrower and any other Subsidiary shall be sold, transferred or disposed of as an entirety; (ii) in the case of any such transaction involving value of $1,000,000 or more, the Board of Supervisors of the Borrower shall have determined, as evidenced by a resolution thereof, that the proposed sale, transfer or disposition of such Capital Stock and Indebtedness is in the best interests of the Borrower; (iii) such Capital Stock and Indebtedness are sold, transferred or otherwise disposed of to a Person for cash or other consideration that would constitute an investment permitted under
SECTION 10.4 and, in the case of any such transaction involving value of $1,000,000 or more, on terms reasonably determined by the Board of Supervisors of the Borrower to be adequate and satisfactory; (iv) the Subsidiary being disposed of shall not have any continuing investment in the Borrower or any other Subsidiary not being simultaneously disposed of; and (v) such sale, transfer or other disposition shall not otherwise be prohibited by this Agreement.

         SECTION 10.6 RESTRICTED PAYMENTS. Directly or indirectly declare, order, pay, make or set apart any sum for any Restricted Payment, except that
(a) the Borrower may declare or order, and make, pay or set apart, once during each fiscal quarter, a Restricted Payment in an amount not exceeding the sum of an amount to be distributed by the Parent to its partners promptly upon receipt from the Borrower PLUS an amount equal to the proportionate distribution from the Borrower to the General Partner in respect of such distribution, and (b) the

Borrower may declare or order, and make, pay or set apart, Restricted Payments to the General Partner and the Parent to fund the payment by them of tax liabilities, legal, accounting and other professional fees and expenses, compensation, fees and expenses of the Elected Supervisors of the Parent (as defined in the Parent Partnership Agreement) and indemnification of and contribution to all Persons entitled to indemnification or contribution under
Section 8.14 of the Parent  Partnership  Agreement  (as in effect on the Closing
Date), any fees and expenses associated with registration statements filed with the Securities and Exchange Commission and subsequent ongoing public reporting requirements, and other liabilities, obligations or costs of the General Partner or the Parent in each case to the extent actually incurred by the General
Partner or the Parent, as applicable, in connection with, arising from, or relating to the Business or the Parent's ownership of Capital Stock of the Borrower and its Subsidiaries; PROVIDED that (i) the aggregate amount of Restricted Payments declared or ordered, or made, paid, or set apart in any fiscal quarter shall not exceed Available Cash for the immediately preceding fiscal quarter and (ii) no Default or Event of Default then exists and is continuing, or would be caused by such Restricted Payment, and the Borrower and it Subsidiaries shall be in compliance, on a PRO FORMA basis, with the covenants contained in Article IX recomputed as of the last day of the most recently ended fiscal quarter of the Borrower and its Subsidiaries as if such action had occurred on the first day of each relevant period for testing such compliance, and the Borrower shall have delivered to the Administrative Agent an officer's certificate to such effect, together with all relevant financial information and calculations demonstrating such compliance. The Borrower will comply with the reserve provisions required under the definition of Available Cash. The Borrower will not, in any event, directly or indirectly declare, order, pay or make any Restricted Payment except in cash. The Borrower will not permit any Subsidiary to declare, order, pay or make any Restricted Payment or to set apart any sum or property for any such purpose other than to (i) the Borrower or any Wholly-Owned Subsidiary and (ii) so long as no Default or Event of Default shall have occurred and be continuing or would be caused thereby, all holders of Capital Stock of or other equity interests in such Subsidiary on a pro rata basis.

         SECTION 10.7 TRANSACTIONS WITH AFFILIATES. Sell or transfer any assets to, or purchase or acquire any assets from, or otherwise engage in any material transaction with, any Affiliate except upon fair and reasonable terms no less favorable to the Borrower or any Subsidiary than those that would prevail in an arm's-length transaction with a Person which was not an Affiliate and in a transaction entered into in the ordinary course of business and pursuant to the reasonable requirements at the time of the Borrower or such Subsidiary; PROVIDED that this SECTION 10.7 shall not apply to (a) Restricted Payments permitted under SECTION 10.6, (b) indemnification of and contribution to all Persons entitled to indemnification or contribution under Section 7.14 of the Borrower Partnership Agreement (as in effect on the Closing Date) to the extent such indemnification or contribution arises from business or activities in connection with the Business (including securities issuances in connection with funding the Business) or (c) transactions between the Borrower and any Wholly-Owned domestic Subsidiary, or between Wholly-Owned domestic Subsidiaries or between Wholly-Owned foreign Subsidiaries.

         SECTION 10.8 BUSINESS OF BORROWER AND SUBSIDIARIES. Engage at any time in any business or business activity other than the business currently conducted by it and business activities reasonably incidental thereto, except to the extent resulting from any acquisition permitted under SECTION 10.5.

         SECTION 10.9      MATERIAL AGREEMENTS; TAX STATUS.

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

         (b) Amend or modify in any manner adverse to the Lenders, or grant any waiver or release under (if such action shall be adverse to the Lenders), the SCANA Acquisition Agreement, any Partnership Document, the Senior Notes, the Senior Note Agreement, any Refinancing Notes or any Refinancing Note Agreement,
Section 9 of the Compensation Deferral Plan, Sections 2 or 3 of the Rabbi Trust Agreement, or terminate in any manner any Partnership Document, it being understood, without limitation, that no modification that reduces principal, interest or fees, premiums, make-wholes or penalty charges, or extends any scheduled or mandatory payment, prepayment or redemption of principal or interest, or makes less restrictive any agreement or waives any condition precedent or default, or entails the incurrence of additional Indebtedness by the Borrower under the Senior Notes, the Senior Note Agreement, any Refinancing Notes or any Refinancing Note Agreement shall be adverse to the Lenders for purposes of this Agreement; PROVIDED, that with respect to the incurrence of additional Indebtedness, subsequent to such additional Indebtedness, the Borrower shall remain in compliance with SECTIONS 9.1, 9.2, 9.3 AND 10.11 and such additional Indebtedness shall be on terms and conditions no more restrictive  than  the  terms  and  conditions  contained  in  the  Senior  Note
Agreement.

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

         SECTION 10.10 LEASE OBLIGATIONS. Permit the aggregate obligations that are due and payable during any fiscal year of the Borrower and its Subsidiaries under leases (other than obligations under Capital Leases) to exceed $30,000,000 during such fiscal year.

         SECTION 10.11 PRIORITY INDEBTEDNESS. The Borrower will not permit Priority Indebtedness (as defined in the Senior Note Agreement) at any time to exceed 25% of Consolidated Net Worth (as defined in the Senior Note Agreement).

         SECTION 10.12 CERTAIN ACCOUNTING CHANGES. Change its Fiscal Year end, or make any change in its accounting treatment and reporting practices except as required by GAAP.

         SECTION 10.13 MELLON NOTE PURCHASE. Make any payment of or set aside for payment any cash, property or securities pursuant to the Mellon Note Purchase Agreement except at such time as (a) no Default or Event of Default exists or would be caused thereby, (b) an Event of Default (as defined in the Mellon Loan Agreement) has occurred pursuant to Section 7.01(a), (h) or (i) of the Mellon Loan Agreement, and (c) (i) the Borrower has received a notice of exercise from the Lender (as defined in the Mellon Note Purchase Agreement) of its right to require the Borrower to purchase the Mellon Note thereunder or (ii) the Borrower desires to purchase the Mellon Note and the Required Lenders have consented in writing in advance to such purchase.

         SECTION 10.14 RESTRICTIVE AGREEMENTS. Enter into any Indebtedness which contains any covenants (including, without limitation, a negative pledge on assets) more restrictive than the provisions of Articles VIII, IX and X.


                                   ARTICLE XI

                             [INTENTIONALLY OMITTED]



                                   ARTICLE XII

                              DEFAULT AND REMEDIES

         SECTION 12.1 EVENTS OF DEFAULT. Each of the following shall constitute an Event of Default, whatever the reason for such event and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment or order of any court or any order, rule or regulation of any Governmental Authority or otherwise:

         (a) DEFAULT IN PAYMENT OF PRINCIPAL OF LOANS AND REIMBURSEMENT OBLIGATIONS. The Borrower shall default in any payment of principal of any Loan, Note or Reimbursement Obligation when and as due (whether at maturity, by reason of acceleration or otherwise).

         (b) OTHER PAYMENT DEFAULT. The Borrower shall default in the payment when and as due (whether at maturity, by reason of acceleration or otherwise) of interest on any Loan, Note or Reimbursement Obligation or the payment of any other Obligation, and such default shall continue unremedied for three (3) Business Days.

         (c) MISREPRESENTATION. Any representation or warranty made or deemed to be made by the Borrower or any of its Subsidiaries under this Agreement, the SCANA Acquisition Agreement, any Loan Document or any amendment hereto or thereto, shall prove to have been incorrect or misleading in any material respect when made or deemed made.

         (d) DEFAULT IN PERFORMANCE OF CERTAIN COVENANTS. The Borrower shall default in the performance or observance of any covenant or agreement contained in SECTION 7.1, 7.2, 7.4(E) or Articles IX or X of this Agreement.

         (e) DEFAULT IN PERFORMANCE OF OTHER COVENANTS AND CONDITIONS. The Borrower or any Subsidiary thereof shall default in the performance or observance of any term, covenant, condition or agreement contained in this Agreement (other than as specifically provided for otherwise in this SECTION 12.1) or any other Loan Document and such default shall continue for a period of thirty (30) days after written notice thereof has been given to the Borrower by the Administrative Agent.

         (f) INDEBTEDNESS CROSS-DEFAULT. The Borrower or any of its Subsidiaries shall (i) default in the payment of any Indebtedness (other than that evidenced by the Notes or any Reimbursement Obligation; but including, without limitation, the Indebtedness evidenced by the Senior Notes or any Refinancing Notes), the aggregate outstanding amount of which Indebtedness is in excess of $10,000,000 beyond the period of grace if any, provided in the instrument or agreement under which such Indebtedness was created, or (ii) default in the observance or performance of any other agreement or condition relating to any Indebtedness (other than that evidenced by the Notes or any Reimbursement Obligation; but including, without limitation, the Indebtedness evidenced by the Senior Notes or any Refinancing Notes) the aggregate outstanding amount of which Indebtedness is in excess of $10,000,000 or contained in any instrument or agreement evidencing, securing or relating thereto or any other event shall occur or condition exist, the effect of which default or other event or condition is to cause, or to permit the holder or holders of such Indebtedness (or a trustee or agent on behalf of such holder or holders) to cause, with the giving of notice if required, any such Indebtedness to become due prior to its stated maturity (any applicable grace period having expired).

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

         (h) CHANGE IN OWNERSHIP. A Change in Ownership shall occur.

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

         (k) FAILURE OF AGREEMENTS. Any provision of this Agreement or any provision of any other Loan Document shall for any reason cease to be valid and binding on the Borrower or any Subsidiary party thereto or any such Person shall so state in writing, other than in accordance with the express terms hereof or thereof.

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

         SECTION 12.2 REMEDIES. Upon the occurrence of an Event of Default, with the consent of the Required Lenders, the Administrative Agent may, or upon the request of the Required Lenders, the Administrative Agent shall, by notice to the Borrower:

         (a) ACCELERATION; TERMINATION OF CREDIT FACILITIES. Declare the principal of and interest on the Loans, the Notes and the Reimbursement Obligations at the time outstanding, and all other amounts owed to the Lenders and to the Administrative Agent under this Agreement or any of the other Loan Documents (including, without limitation, all L/C Obligations, whether or not the beneficiaries of the then outstanding Letters of Credit shall have presented the documents required thereunder) and all other Obligations, to be forthwith due and payable, whereupon the same shall immediately become due and payable without presentment, demand, protest or other notice of any kind, all of which are expressly waived, anything in this Agreement or the other Loan Documents to the contrary notwithstanding, and terminate the Credit Facilities and any right of the Borrower to request borrowings or Letters of Credit thereunder; PROVIDED, that upon the occurrence of an Event of Default specified in SECTION 12.1(I) or
(j), the Credit Facilities shall be automatically terminated and all Obligations shall automatically become due and payable without presentment, demand, protest or other notice of any kind, all of which are expressly waived, anything in this Agreement or in any other Loan Document to the contrary notwithstanding.

         (b) LETTERS OF CREDIT. With respect to all Letters of Credit with respect to which presentment for honor shall not have occurred at the time of an acceleration pursuant to SECTION 12.2(a), require the Borrower at such time to deposit in a cash collateral account with the Administrative Agent an amount equal to the aggregate then undrawn and unexpired amount of such Letters of Credit. Amounts held in such cash collateral account shall be applied by the Administrative Agent to the payment of drafts drawn under such Letters of Credit, and the unused portion thereof after all such Letters of Credit shall have expired or been fully drawn upon, if any, shall be applied to repay the other Obligations. After all such Letters of Credit shall have expired or been fully drawn upon, the Reimbursement Obligation shall have been satisfied and all other Obligations shall have been paid in full, the balance, if any, in such cash collateral account shall be returned to the Borrower.

         (c) RIGHTS OF COLLECTION. Exercise on behalf of the Lenders all of its other rights and remedies under this Agreement, the other Loan Documents and Applicable Law, in order to satisfy all of the Borrower's Obligations.

         SECTION 12.3 RIGHTS AND REMEDIES CUMULATIVE; NON-WAIVER; ETC. The enumeration of the rights and remedies of the Administrative Agent and the Lenders set forth in this Agreement is not intended to be exhaustive and the exercise by the Administrative Agent and the Lenders of any right or remedy shall not preclude the exercise of any other rights or remedies, all of which shall be cumulative, and shall be in addition to any other right or remedy given hereunder or under the Loan Documents or that may now or hereafter exist in law or in equity or by suit or otherwise. No delay or failure to take action on the part of the Administrative Agent or any Lender in exercising any right, power or privilege shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or privilege preclude other or further exercise thereof or the exercise of any other right, power or privilege or shall be construed to be a waiver of any Event of Default. No course of dealing between the Borrower, the Administrative Agent and the Lenders or their respective agents or employees shall be effective to change, modify or discharge any provision of this Agreement or any of the other Loan Documents or to constitute a waiver of any Event of Default.


                                  ARTICLE XIII

                            THE ADMINISTRATIVE AGENT

         SECTION 13.1 APPOINTMENT. Each of the Lenders hereby irrevocably designates and appoints First Union as Administrative Agent of such Lender under this Agreement and the other Loan Documents for the term hereof and each such

Lender irrevocably authorizes First Union as Administrative Agent for such Lender, to take such action on its behalf under the provisions of this Agreement and the other Loan Documents and to exercise such powers and perform such duties as are expressly delegated to the Administrative Agent by the terms of this Agreement and such other Loan Documents, together with such other powers as are reasonably incidental thereto. Notwithstanding any provision to the contrary elsewhere in this Agreement or such other Loan Documents, the Administrative Agent shall not have any duties or responsibilities, except those expressly set forth herein and therein, or any fiduciary relationship with any Lender, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this Agreement or the other Loan Documents or otherwise exist against the Administrative Agent. Any reference to the
Administrative Agent in this Article XIII shall be deemed to refer to the Administrative Agent solely in its capacity as Administrative Agent and not in its capacity as a Lender.

         SECTION 13.2 DELEGATION OF DUTIES. The Administrative Agent may execute any of its respective duties under this Agreement and the other Loan Documents by or through agents or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties. The Administrative Agent shall not be responsible for the negligence or misconduct of any agents or attorneys-in-fact selected by the Administrative Agent with reasonable care.

         SECTION 13.3 EXCULPATORY PROVISIONS. Neither the Administrative Agent nor any of its officers, directors, employees, agents, attorneys-in-fact, Subsidiaries or Affiliates shall be (a) liable for any action lawfully taken or omitted to be taken by it or such Person under or in connection with this Agreement or the other Loan Documents (except for actions occasioned solely by its or such Person's own gross negligence or willful misconduct), or (b) responsible in any manner to any of the Lenders for any recitals, statements, representations or warranties made by the Borrower or any of its Subsidiaries or any officer thereof contained in this Agreement or the other Loan Documents or in any certificate, report, statement or other document referred to or provided for in, or received by the Administrative Agent under or in connection with, this Agreement or the other Loan Documents or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement or the other Loan Documents or for any failure of the Borrower or any of its Subsidiaries to perform its obligations hereunder or thereunder. The Administrative Agent shall not be under any obligation to any Lender to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, this Agreement, or to inspect the properties, books or records of the Borrower or any of its Subsidiaries.

         SECTION 13.4 RELIANCE BY THE ADMINISTRATIVE AGENT. The Administrative Agent shall be entitled to rely, and shall be fully protected in relying, upon any note, writing, resolution, notice, consent, certificate, affidavit, letter, cablegram, telegram, telecopy, telex or teletype message, statement, order or other document or conversation believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons and upon advice and statements of legal counsel (including, without limitation, counsel to the Borrower), independent accountants and other experts selected by the Administrative Agent. The Administrative Agent may deem and treat the payee of any Note as the owner thereof for all purposes unless such Note shall have been transferred in accordance with SECTION 14.10. The Administrative Agent shall be fully justified in failing or refusing to take any action under this Agreement and the other Loan Documents unless it shall first receive such advice or concurrence of the Required Lenders (or, when expressly required hereby or by the relevant other Loan Document, all the Lenders) as it deems appropriate or it shall first be indemnified to its satisfaction by the Lenders against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action except for its own gross negligence or willful misconduct. The Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, under this Agreement and the Notes in accordance with a request of the Required Lenders (or, when expressly required hereby, all the Lenders), and such request and any action taken or failure to act pursuant thereto shall be binding upon all the Lenders and all future holders of the Notes.

         SECTION 13.5 NOTICE OF DEFAULT. The Administrative Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Event of Default hereunder unless it has received notice from a Lender or the Borrower referring to this Agreement, describing such Default or Event of Default and stating that such notice is a "notice of default". In the event that the Administrative Agent receives such a notice, it shall promptly give notice thereof to the Lenders. The Administrative Agent shall take such action with respect to such Default or Event of Default as shall be reasonably directed by the Required Lenders (or, when expressly required hereby, all the Lenders); PROVIDED that unless and until the Administrative Agent shall have received such directions, the Administrative Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem advisable in the best interests of the Lenders, except to the extent that other provisions of this Agreement expressly require that any such action be taken or not be taken only with the consent and authorization or the request of the Lenders or Required Lenders, as applicable.

         SECTION 13.6 NON-RELIANCE ON THE ADMINISTRATIVE AGENT AND OTHER LENDERS. Each Lender expressly acknowledges that neither the Administrative Agent nor any of its respective officers, directors, employees, agents, attorneys-in-fact, Subsidiaries or Affiliates has made any representations or warranties to it and that no act by the Administrative Agent hereinafter taken, including any review of the affairs of the Borrower or any of its Subsidiaries, shall be deemed to constitute any representation or warranty by the Administrative Agent to any Lender. Each Lender represents to the Administrative Agent that it has, independently and without reliance upon the Administrative Agent or any other Lender, and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, operations, property, financial and other condition and creditworthiness of the Borrower and its Subsidiaries and made its own decision to make its Loans and issue or participate in Letter of Credit hereunder and enter into this Agreement. Each Lender also represents that it will, independently and without reliance upon the Administrative Agent or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Agreement and the other Loan Documents, and to make such investigation as it deems necessary to inform itself as to the business, operations, property, financial and other condition and creditworthiness of the Borrower and its Subsidiaries. Except for notices, reports and other documents expressly required to be furnished to the Lenders by the Administrative Agent hereunder or by the other Loan Documents, the

Administrative Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the business, operations, property, financial and other condition or creditworthiness of the Borrower or any of its Subsidiaries which may come into the possession of the Administrative Agent or any of its respective officers, directors, employees, agents, attorneys-in-fact, Subsidiaries or Affiliates.

         SECTION 13.7 INDEMNIFICATION. The Lenders agree to indemnify the Administrative Agent in its capacity as such and (to the extent not reimbursed by the Borrower and without limiting the obligation of the Borrower to do so), ratably according to the respective amounts of their Commitment Percentages, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind whatsoever which may at any time (including, without limitation, at any time following the payment of the Notes or any Reimbursement Obligation) be imposed on, incurred by or asserted against the Administrative Agent in any way relating to or arising out of this Agreement or the other Loan Documents, or any documents contemplated by or referred to herein or therein or the transactions contemplated hereby or thereby or any action taken or omitted by the Administrative Agent under or in connection with any of the foregoing; PROVIDED that no Lender shall be liable for the payment of any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting solely from the Administrative Agent's bad faith, gross negligence or willful misconduct. The agreements in this SECTION 13.7 shall survive the payment of the Notes, any Reimbursement Obligation and all other amounts payable hereunder and the termination of this Agreement.

         SECTION 13.8 THE ADMINISTRATIVE AGENT IN ITS INDIVIDUAL CAPACITY. The Administrative Agent and its respective Subsidiaries and Affiliates may make loans to, accept deposits from and generally engage in any kind of business with the Borrower as though the Administrative Agent were not an Administrative Agent hereunder. With respect to any Loans made or renewed by it and any Note issued to it and with respect to any Letter of Credit issued by it or participated in by it, the Administrative Agent shall have the same rights and powers under this Agreement and the other Loan Documents as any Lender and may exercise the same as though it were not an Administrative Agent, and the terms "Lender" and "Lenders" shall include the Administrative Agent in its individual capacity.

         SECTION 13.9 RESIGNATION OF THE ADMINISTRATIVE AGENT; SUCCESSOR ADMINISTRATIVE AGENT. Subject to the appointment and acceptance of a successor as provided below, the Administrative Agent may resign at any time by giving notice thereof to the Lenders and the Borrower. Upon any such resignation, the Required Lenders shall have the right to appoint a successor Administrative Agent, which successor shall have minimum capital and surplus of at least $500,000,000. If no successor Administrative Agent shall have been so appointed by the Required Lenders and shall have accepted such appointment within thirty
(30) days after the Administrative Agent's giving of notice of resignation, then the Administrative Agent may, on behalf of the Lenders, appoint a successor Administrative Agent, which successor shall have minimum capital and surplus of at least $500,000,000. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor Administrative Agent, such successor
Administrative Agent shall thereupon succeed to and become vested with all rights, powers, privileges and duties of the retiring Administrative Agent, and the retiring Administrative Agent shall be discharged from its duties and obligations hereunder. After any retiring Administrative Agent's resignation hereunder as Administrative Agent, the provisions of this SECTION 13.9 shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as Administrative Agent.


                                   ARTICLE XIV

                                  MISCELLANEOUS

         SECTION 14.1      NOTICES.

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

         If to the Borrower:                Suburban Propane, L.P.
                                            One Suburban Plaza
                                            240 Route 10 West
                                            P.O. Box 206
                                            Whippany, New Jersey 07981-0206
                                            Attention:  Robert M. Plante
                                            Telephone No.:  973-503-9110
                                            Telecopy No.:  973-503-9041

         With copies to:                    Weil, Gotshal & Manges LLP
                                            767 Fifth Avenue
                                            New York, New York 10153
                                            Attention:  Marsha E. Simms, Esq.
                                            Telephone No.:  212-310-8116
                                            Telecopy No.:  212-310-8007

         If to First Union as               First Union National Bank
          Administrative Agent:             One First Union Center, TW-4
                                            301 South College Street
                                            Charlotte, North Carolina 28288-0608
                                            Attention:  Syndication Agency
                                                        Services
                                            Telephone No.: 704-383-0281
                                            Telecopy No.: 704-383-0288

         With copies to:                    Kennedy Covington Lobdell & Hickman,
                                              L.L.P.
                                            NationsBank Corporate Center
                                            Suite 4200
                                            100 North Tryon Street
                                            Charlotte, North Carolina 28202-4006
                                            Attention:  J. Donnell Lassiter
                                            Telephone No.:  704-331-7444
                                            Telecopy No.:  704-331-7598

         If to any Lender:                  To the Address set forth on SCHEDULE
                                            1 hereto.


         (c) ADMINISTRATIVE AGENT'S OFFICE. The Administrative Agent hereby designates its office located at the address set forth above, or any subsequent office which shall have been specified for such purpose by written notice to the Borrower and Lenders, as the Administrative Agent's Office referred to herein, to which payments due are to be made and at which Loans will be disbursed and Letters of Credit issued.

         SECTION 14.2 EXPENSES; INDEMNITY. The Borrower will (a) pay all out-of-pocket expenses of the Administrative Agent in connection with: (i) the preparation, execution and delivery of this Agreement and each other Loan Document, whenever the same shall be executed and delivered, including without limitation all out-of-pocket syndication and due diligence expenses and reasonable fees and disbursements of counsel for the Administrative Agent and
(ii) the preparation, execution and delivery of any waiver, amendment or consent by the Administrative Agent or the Lenders relating to this Agreement or any other Loan Document, including without limitation reasonable fees and disbursements of counsel for the Administrative Agent, (b) pay all out-of-pocket expenses of the Administrative Agent and the Lenders in connection with the administration and enforcement of any rights and remedies of the Administrative Agent and Lenders under the Credit Facilities, including consulting with appraisers, accountants, engineers, attorneys and other Persons concerning the nature, scope or value of any right or remedy of the Administrative Agent or any Lender hereunder or under any other Loan Document or any factual matters in connection therewith, which expenses shall include without limitation the reasonable fees and disbursements of such Persons, and (c) defend, indemnify and hold harmless the Administrative Agent and the Lenders, and their respective parents, Subsidiaries, Affiliates, employees, agents, officers and directors, from and against any losses, penalties, fines, liabilities, settlements, damages, costs and expenses, suffered by any such Person in connection with any claim, investigation, litigation or other proceeding (whether or not the Administrative Agent or any Lender is a party thereto) and the prosecution and defense thereof, arising out of or in any way connected with the Agreement, any other Loan Document or the Loans, including without limitation reasonable attorney's and consultant's fees, except to the extent that any of the foregoing directly result from the gross negligence or willful misconduct of the party seeking indemnification therefor.

         SECTION 14.3 SET-OFF. In addition to any rights now or hereafter granted under Applicable Law and not by way of limitation of any such rights, upon and after the occurrence of any Event of Default and during the continuance thereof, the Lenders and any assignee or participant of a Lender in accordance with SECTION 14.10 are hereby authorized by the Borrower at any time or from time to time, without notice to the Borrower or to any other Person, any such notice being hereby expressly waived, to set off and to appropriate and to apply any and all deposits (general or special, time or demand, including, but not limited to, indebtedness evidenced by certificates of deposit, whether matured or unmatured) and any other indebtedness at any time held or owing by the Lenders, or any such assignee or participant to or for the credit or the account of the Borrower against and on account of the Obligations irrespective of whether or not (a) the Lenders shall have made any demand under this Agreement or any of the other Loan Documents or (b) the Administrative Agent shall have declared any or all of the Obligations to be due and payable as permitted by
SECTION 12.2 and although such Obligations shall be contingent or unmatured. Notwithstanding the preceding sentence, each Lender agrees to notify the Borrower and the Administrative Agent after any such set-off and application; PROVIDED, that the failure to give such notice shall not affect the validity of such set-off and application.

         SECTION 14.4 GOVERNING LAW. This Agreement, the Notes and the other Loan Documents, unless otherwise expressly set forth therein, shall be governed by, construed and enforced in accordance with the laws of the State of New York.

         SECTION 14.5 CONSENT TO JURISDICTION. The Borrower hereby irrevocably consents to the personal jurisdiction of the state and federal courts located in New York County, New York, in any action, claim or other proceeding arising out of any dispute in connection with this Agreement, the Notes and the other Loan Documents, any rights or obligations hereunder or thereunder, or the performance of such rights and obligations. The Borrower hereby irrevocably consents to the service of a summons and complaint and other process in any action, claim or proceeding brought by the Administrative Agent or any Lender in connection with this Agreement, the Notes or the other Loan Documents, any rights or obligations hereunder or thereunder, or the performance of such rights and obligations, on behalf of itself or its property, in the manner specified in SECTION 14.1. Nothing in this SECTION 14.5 shall affect the right of the Administrative Agent or any Lender to serve legal process in any other manner permitted by Applicable Law or affect the right of the Administrative Agent or any Lender to bring any action or proceeding against the Borrower or its properties in the courts of any other jurisdictions.

         SECTION 14.6      BINDING ARBITRATION; WAIVER OF JURY TRIAL.

         (a) BINDING ARBITRATION. Upon demand of any party, whether made before or after institution of any judicial proceeding, any dispute, claim or controversy arising out of, connected with or relating to the Notes or any other Loan Documents ("DISPUTES"), between or among parties to the Notes or any other

Loan Document shall be resolved by binding arbitration as provided herein. Institution of a judicial proceeding by a party does not waive the right of that party to demand arbitration hereunder. Disputes may include, without limitation, tort claims, counterclaims, claims brought as class actions, claims arising from Loan Documents executed in the future, disputes as to whether a matter is subject to arbitration, or claims concerning any aspect of the past, present or future relationships arising out of or connected with the Loan Documents. Arbitration shall be conducted under and governed by the Commercial Financial Disputes Arbitration Rules (the "ARBITRATION RULES") of the American Arbitration Association and Title 9 of the U.S. Code. All arbitration hearings shall be conducted in New York, New York. The expedited procedures set forth in Rule 51, ET SEQ. of the Arbitration Rules shall be applicable to claims of less than $1,000,000. All applicable statutes of limitation shall apply to any Dispute. A judgment upon the award may be entered in any court having jurisdiction. Notwithstanding anything foregoing to the contrary, any arbitration proceeding demanded hereunder shall begin within ninety (90) days after such demand thereof and shall be concluded within one-hundred twenty (120) days after such demand. These time limitations may not be extended unless a party hereto shows cause for extension and then such extension shall not exceed a total of sixty (60) days. The panel from which all arbitrators are selected shall be comprised of licensed attorneys. The single arbitrator selected for expedited procedure shall be a retired judge from the highest court of general jurisdiction, state or federal, of the state where the hearing will be conducted, or, if no such judge is available, a retired judge, with substantial appellate experience, from any appellate court of general jurisdiction, state or federal, of such state. The parties hereto do not waive any applicable Federal or state substantive law except as provided herein. Notwithstanding the foregoing, this paragraph shall not apply to any Hedging Agreement that is a Loan Document.

         (b) JURY TRIAL. TO THE EXTENT PERMITTED BY APPLICABLE LAW, THE ADMINISTRATIVE AGENT, EACH LENDER AND THE BORROWER HEREBY IRREVOCABLY WAIVE THEIR RESPECTIVE RIGHTS TO A JURY TRIAL WITH RESPECT TO ANY ACTION, CLAIM OR
OTHER PROCEEDING ARISING OUT OF ANY DISPUTE IN CONNECTION WITH THIS AGREEMENT, THE NOTES OR THE OTHER LOAN DOCUMENTS, ANY RIGHTS OR OBLIGATIONS HEREUNDER OR THEREUNDER, OR THE PERFORMANCE OF SUCH RIGHTS AND OBLIGATIONS.

         (c) PRESERVATION OF CERTAIN REMEDIES. Notwithstanding the preceding binding arbitration provisions, the parties hereto and the other Loan Documents preserve, without diminution, certain remedies that such Persons may employ or exercise freely, either alone, in conjunction with or during a Dispute. Each such Person shall have and hereby reserves the right to proceed in any court of proper jurisdiction or by self help to exercise or prosecute the following remedies: (i) all rights to foreclose against any real or personal property or other security by exercising a power of sale granted in the Loan Documents or under applicable law or by judicial foreclosure and sale, (ii) all rights of self help including peaceful occupation of property and collection of rents, set off, and peaceful possession of property, (iii) obtaining provisional or ancillary remedies including injunctive relief (including, without limitation, pursuant to SECTION 14.8), sequestration, garnishment, attachment, appointment of receiver and in filing an involuntary bankruptcy proceeding, and (iv) when applicable, a judgment by confession of judgment. Preservation of these remedies does not limit the power of an arbitrator to grant similar remedies that may be requested by a party in a Dispute.

         SECTION 14.7 REVERSAL OF PAYMENTS. To the extent the Borrower makes a payment or payments to the Administrative Agent for the ratable benefit of the Lenders or the Administrative Agent receives any payment or proceeds of the collateral which payments or proceeds or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside and/or required to be repaid to a trustee, receiver or any other party under any bankruptcy law, state or federal law, common law or equitable cause, then, to the extent of such payment or proceeds repaid, the Obligations or part thereof intended to be satisfied shall be revived and continued in full force and effect as if such payment or proceeds had not been received by the Administrative Agent.

         SECTION 14.8      INJUNCTIVE RELIEF; PUNITIVE DAMAGES.

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

         (b) The Administrative Agent, the Lenders and the Borrower (on behalf of itself and its Subsidiaries) hereby agree that no such Person shall have a remedy of punitive or exemplary damages against any other party to a Loan Document and each such Person hereby waives any right or claim to punitive or exemplary damages that they may now have or may arise in the future in connection with any Dispute, whether such Dispute is resolved through arbitration or judicially.

         (c) The parties agree that they shall not have a remedy of punitive or exemplary damages against any other party in any Dispute and hereby waive any right or claim to punitive or exemplary damages they have now or which may arise in the future in connection with any Dispute whether the Dispute is resolved by arbitration or judicially.

         SECTION 14.9 ACCOUNTING MATTERS. All financial and accounting calculations, measurements and computations made for any purpose relating to this Agreement, including, without limitation, all computations utilized by the Borrower or any Subsidiary thereof to determine compliance with any covenant contained herein, shall, except as otherwise expressly contemplated hereby or unless there is an express written direction by the Administrative Agent to the contrary agreed to by the Borrower, be performed in accordance with GAAP as in effect on the Closing Date. In the event that changes in GAAP shall be mandated by the Financial Accounting Standards Board, or any similar accounting body of comparable standing, or shall be recommended by the Borrower's certified public accountants, to the extent that such changes would modify such accounting terms or the interpretation or computation thereof, such changes shall be followed in defining such accounting terms only from and after the date the Borrower and the Required Lenders shall have amended this Agreement to the extent necessary to reflect any such changes in the financial covenants and other terms and conditions of this Agreement.

         SECTION 14.10     SUCCESSORS AND ASSIGNS; PARTICIPATIONS.

         (a) BENEFIT OF AGREEMENT. This Agreement shall be binding upon and inure to the benefit of the Borrower, the Administrative Agent and the Lenders, all future holders of the Notes, and their respective successors and assigns, except that the Borrower shall not assign or transfer any of its rights or obligations under this Agreement without the prior written consent of each Lender.

         (b) ASSIGNMENT BY LENDERS. Each Lender may, with the consent of the Administrative Agent and the Borrower, which consents shall not be unreasonably withheld and not required of the Borrower upon the occurrence and continuation of a Default or Event of Default, assign to one or more Eligible Assignees all or a portion of its interests, rights and obligations under this Agreement and the other Loan Documents (including, without limitation, all or a portion of the Extensions of Credit at the time owing to it and the Notes held by it); PROVIDED that:

                  (i) each such assignment shall be of a constant, and not a varying, percentage of all the assigning Lender's rights and obligations under this Agreement;

                  (ii) if less than all of the assigning Lender's Commitment is to be assigned, the Commitment so assigned shall not be less than $5,000,000;

                  (iii) the parties to each such assignment shall execute and deliver to the Administrative Agent, for its acceptance and recording in the Register, an Assignment and Acceptance in the form of EXHIBIT G attached hereto (an "ASSIGNMENT AND ACCEPTANCE"), together with any Note or Notes subject to such assignment;

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

         (e) ISSUANCE OF NEW NOTES. Upon its receipt of an Assignment and Acceptance executed by an assigning Lender and an Eligible Assignee together with any Note or Notes subject to such assignment and the written consent to such assignment, the Administrative Agent shall, if such Assignment and Acceptance has been completed and is substantially in the form of EXHIBIT G:

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

                  (vi) such Lender shall not permit such participant the right to approve any waivers, amendments or other modifications to this Agreement or any other Loan Document other than waivers, amendments or modifications which would reduce the principal of or the interest rate on any Loan or Reimbursement Obligation, extend the term or increase the amount of the Commitment, reduce the amount of any fees to which such participant is entitled, extend any scheduled payment date for principal of any Loan or, except as expressly contemplated hereby or thereby, release substantially all of the Collateral; and

                  (vii) any such disposition shall not, without the consent of the Borrower, require the Borrower to file a registration statement with the Securities and Exchange Commission to apply to qualify the Loans or the Notes under the blue sky law of any state.

         (g) DISCLOSURE OF INFORMATION;CONFIDENTIALITY. The Administrative Agent and the Lenders shall hold all non-public information with respect to the Borrower obtained pursuant to the Loan Documents in accordance with their customary procedures for handling confidential information; provided, that the Administrative Agent may disclose information relating to this Agreement to Gold Sheets and other similar bank trade publications, such information to consist of deal terms and other information customarily found in such publications and provided further, that the Administrative Agent and Lenders may disclose any such information to the extent such disclosure is required by law or requested by any regulatory authority. Any Lender may, in connection with any assignment, proposed assignment, participation or proposed participation pursuant to this
SECTION 14.10, disclose to the assignee, participant, proposed assignee or proposed participant, any information relating to the Borrower furnished to such Lender by or on behalf of the Borrower; PROVIDED, that prior to any such disclosure, each such assignee, proposed assignee, participant or proposed participant shall agree with the Borrower or such Lender to preserve the confidentiality of any confidential information relating to the Borrower received from such Lender.

         (h) CERTAIN PLEDGES OR ASSIGNMENTS. Nothing herein shall prohibit any Lender from pledging or assigning any Note to any Federal Reserve Bank in accordance with Applicable Law.

         SECTION 14.11 AMENDMENTS, WAIVERS AND CONSENTS. Except as set forth below or as specifically provided in any Loan Document, any term, covenant, agreement or condition of this Agreement or any of the other Loan Documents may be amended or waived by the Lenders, and any consent given by the Lenders, if, but only if, such amendment, waiver or consent is in writing signed by the Required Lenders (or by the Administrative Agent with the consent of the Required Lenders) and delivered to the Administrative Agent and, in the case of an amendment, signed by the Borrower; PROVIDED, that no amendment, waiver or consent shall (a) increase the amount or extend the time of the obligation of the Lenders to make Loans or issue or participate in Letters of Credit (including without limitation pursuant to SECTION 3.5), (b) reduce or forgive the principal amount of any Loan or Reimbursement Obligation, (c) extend the originally scheduled time or times of payment of the principal of any Loan or Reimbursement Obligation or the time or times of payment of interest on any Loan, (d) reduce the rate of interest or fees payable on any Loan or Reimbursement Obligation or any fee or commission with respect thereto, (e)
permit any subordination of the principal or interest on any Loan or Reimbursement Obligation, (f) permit any assignment (other than as specifically permitted or contemplated in this Agreement) of any of the Borrower's rights and obligations hereunder, (g) terminate or cancel any Guarantee Agreement or release any Guarantor from its obligations under a Guarantee Agreement or (h) amend the provisions of SECTION 14.10(A), this SECTION 14.11 or the definition of Required Lenders, without the prior written consent of each Lender. In addition, no amendment, waiver or consent to the provisions of (a) Article XIII shall be made without the written consent of the Administrative Agent and (b)
Article III without the written consent of the Issuing Lender.

         SECTION 14.12 PERFORMANCE OF DUTIES. The Borrower's obligations under this Agreement and each of the Loan Documents shall be performed by the Borrower at its sole cost and expense.

         SECTION 14.13 ALL POWERS COUPLED WITH INTEREST. All powers of attorney and other authorizations granted to the Lenders, the Administrative Agent and any Persons designated by the Administrative Agent or any Lender pursuant to any provisions of this Agreement or any of the other Loan Documents shall be deemed coupled with an interest and shall be irrevocable so long as any of the Obligations remain unpaid or unsatisfied or the Credit Facilities have not been terminated.

         SECTION 14.14 SURVIVAL OF INDEMNITIES. Notwithstanding any termination of this Agreement, the indemnities to which the Administrative Agent and the Lenders are entitled under the provisions of this Article XIV and any other provision of this Agreement and the Loan Documents shall continue in full force and effect and shall protect the Administrative Agent and the Lenders against events arising after such termination as well as before.

         SECTION 14.15 TITLES AND CAPTIONS. Titles and captions of Articles, Sections and subsections in, and the table of contents of, this Agreement are for convenience only, and neither limit nor amplify the provisions of this Agreement.

         SECTION 14.16 SEVERABILITY OF PROVISIONS. Any provision of this Agreement or any other Loan Document which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective only to the extent of such prohibition or unenforceability without invalidating the remainder of such provision or the remaining provisions hereof or thereof or affecting the validity or enforceability of such provision in any other jurisdiction.

         SECTION 14.17 COUNTERPARTS. This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and shall be binding upon all parties, their successors and assigns, and all of which taken together shall constitute one and the same agreement.

         SECTION 14.18 TERM OF AGREEMENT. This Agreement shall remain in effect from the Closing Date through and including the date upon which all Obligations shall have been indefeasibly and irrevocably paid and satisfied in full. No termination of this Agreement shall affect the rights and obligations of the parties hereto arising prior to such termination or in respect of any provision of this Agreement which survives such termination.

         SECTION 14.19 INCONSISTENCIES WITH OTHER DOCUMENTS; INDEPENDENT EFFECT OF COVENANTS.

         (a) In the event there is a conflict or inconsistency between this Agreement and any other Loan Document, the terms of this Agreement shall control.

         (b) The Borrower expressly acknowledges and agrees that each covenant contained in Articles VIII, IX or X shall be given independent effect. Accordingly, the Borrower shall not engage in any transaction or other act otherwise permitted under any covenant contained in Articles VIII, IX or X if, before or after giving effect to such transaction or act, the Borrower shall or would be in breach of any other covenant contained in Articles VIII, IX or X.


                           [Signature pages to follow]

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their duly authorized officers, all as of the day and year first written above.

                                     SUBURBAN PROPANE, L.P.


                                     By: /S/ ROBERT M. PLANTE
                                        ----------------------------------------
                                        Name:  ROBERT M. PLANTE
                                             -----------------------------------
                                        Title: VICE PRESIDENT AND TREASURER
                                              ----------------------------------


                                     FIRST UNION NATIONAL BANK,
                                     as Administrative Agent, as Lender, as
                                     Swingline Lender and as Issuing Lender


                                     By: /S/ STEPHEN M. RIDDELL
                                        ----------------------------------------
                                        Name:  STEPHEN M. RIDDELL
                                             -----------------------------------
                                        Title: VICE PRESIDENT
                                              ----------------------------------

                                     THE  BANK  OF  NEW  YORK,
                                     as Managing Agent and as Lender

                                     By: /S/ RANDOLPH E. J. MEDRANO
                                        ----------------------------------------
                                        Name:  RANDOLPH E. J. MEDRANO
                                             -----------------------------------
                                        Title: VICE PRESIDENT
                                              ----------------------------------

                                     BANK ONE, NA (MAIN  OFFICE  CHICAGO),
                                     as  Syndication Agent and as Lender

                                     By: /S/ ROBERT MCMILLAN
                                        ----------------------------------------
                                        Name:  ROBERT MCMILLAN
                                             -----------------------------------
                                        Title: ASSISTANT VICE PRESIDENT
                                              ----------------------------------

                                     ABN AMRO BANK N.V., as Managing Agent
                                     and as Lender


                                     By: /S/ GEORGE M. DUGAN
                                        ----------------------------------------
                                        Name:  GEORGE M. DUGAN
                                             -----------------------------------
                                        Title: VICE PRESIDENT
                                              ----------------------------------


                                     By: /S/ PATRICIA CHRISTY
                                        ----------------------------------------
                                        Name:  PATRICIA CHRISTY
                                             -----------------------------------
                                        Title: ASSISTANT VICE PRESIDENT
                                              ----------------------------------

                                     CREDIT LYONNAIS NEW YORK BRANCH,
                                     as Managing Agent and as Lender


                                     By: /S/ MARY E. COLLIER
                                        ----------------------------------------
                                        Name:  MARY E. COLLIER
                                             -----------------------------------
                                        Title: SENIOR VICE PRESIDENT AND MANAGER
                                              ----------------------------------

                          INDEX TO FINANCIAL STATEMENTS

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES





                                                                            PAGE
                                                                            ----

Reports of Independent Accountants                                          F-2
Consolidated Balance Sheets-September 25, 1999 and September 26, 1998       F-3
Consolidated Statements of Operations -
  Years Ended September 25, 1999, September 26, 1998
  and September 27, 1997                                                    F-4
Consolidated Statements of Cash Flows -
  Years Ended September 25, 1999, September 26, 1998
  and September 27, 1997                                                    F-5
Consolidated Statements of Partners' Capital -
  Years Ended September 25, 1999, September 26, 1998 and
  September 27, 1997                                                        F-6
Notes to Consolidated Financial Statements                                  F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Supervisors and Unitholders of Suburban Propane Partners, L.P.

     In our opinion, the consolidated financial statements listed in the indices referred to under Item 14(a)1(i) and 2 and appearing on page F-1 present fairly, in all material respects, the financial position of Suburban Propane Partners, L.P. and its subsidiaries (the "Partnership") at September 25, 1999 and September 26, 1998, and the results of their operations and their cash flows for the three fiscal years in the period ended September 25, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.









PricewaterhouseCoopers LLP
Florham Park, NJ
October 21, 1999, except for Note 14,
which is as of December 3, 1999

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                               SEPTEMBER 25,   SEPTEMBER 26,
                                                                   1999            1998
                                                               -------------   -------------

ASSETS
Current assets:
    Cash & cash equivalents ..................................   $   8,392       $  59,819
    Accounts receivable, less allowance for doubtful  accounts
    of $2,089 and $2,382, respectively .......................      37,620          39,134
    Inventories ..............................................      29,727          29,962
    Prepaid expenses and other current assets ................       2,898           3,866
                                                                 ---------       ---------
            Total current assets .............................      78,637         132,781
Property, plant and equipment, net ...........................     325,224         343,828
Net prepaid pension cost .....................................      33,498          34,556
Goodwill & other intangibles assets, net .....................     213,963         214,782
Other assets .................................................       7,898           3,618
                                                                 ---------       ---------
              Total assets ...................................   $ 659,220       $ 729,565
                                                                 =========       =========


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable .........................................   $  40,068       $  31,315
    Accrued employment and benefit costs .....................      19,629          20,926
    Short-term borrowings ....................................       2,750            --
    Accrued insurance ........................................       5,120           4,830
    Customer deposits and advances ...........................      17,774          16,241
    Accrued interest .........................................       8,250           8,198
    Other current liabilities ................................       9,415          10,040
                                                                 ---------       ---------
              Total current liabilities ......................     103,006          91,550
Long-term debt ...............................................     427,634         427,897
Postretirement benefits obligation ...........................      34,394          35,980
Accrued insurance ............................................      18,009          16,574
Other liabilities ............................................       7,791           9,764
                                                                 ---------       ---------
              Total liabilities ..............................     590,834         581,765
                                                                 ---------       ---------

Partners' capital:
    Common Unitholders .......................................      66,342          84,847
    Subordinated Unitholder ..................................        --            49,147
    General Partner ..........................................       2,044          24,488
    Unearned compensation ....................................        --           (10,682)
    Deferred compensation trust ..............................     (10,712)           --
    Common Units held in trust, at cost ......................      10,712            --
                                                                 ---------       ---------
              Total partners' capital ........................      68,386         147,800
                                                                 ---------       ---------
              Total liabilities and partners' capital ........   $ 659,220       $ 729,565
                                                                 =========       =========


The accompanying notes are an integral part of these consolidated financial statements.


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per Unit amounts)


                                                                      Year Ended
                                                      -------------------------------------------

                                                      September 25,  September 26,  September 27,
                                                          1999           1998           1997
                                                      -------------  -------------  -------------

Revenues
    Propane ........................................     $ 544,265      $ 598,599      $ 700,767
    Other ..........................................        75,513         68,688         70,364
                                                         ---------      ---------      ---------
                                                           619,778        667,287        771,131
                                                         ---------      ---------      ---------

Costs and expenses
    Cost of sales ..................................       273,109        326,440        436,795
    Operating ......................................       210,217        210,415        218,034
    Depreciation and amortization ..................        34,906         36,531         37,307
    General and administrative expenses ............        29,371         30,177         24,321
    Recapitalization costs .........................        18,903           --             --
    Gain on sale of investment in Dixie Pipeline Co.          --           (5,090)          --
    Restructuring charge ...........................          --             --            6,911
                                                         ---------      ---------      ---------
                                                           566,506        598,473        723,368

Income before interest expense and
    provision for income taxes .....................        53,272         68,814         47,763
Interest expense, net ..............................        30,765         30,614         33,979
                                                         ---------      ---------      ---------
Income before provision for income taxes ...........        22,507         38,200         13,784
Provision for income taxes .........................            68             35            190
                                                         ---------      ---------      ---------
    Net income .....................................     $  22,439      $  38,165      $  13,594
                                                         =========      =========      =========


General Partner's interest in net income ...........     $     449      $     763      $     272
                                                         ---------      ---------      ---------
Limited Partners' interest in net income ...........     $  21,990      $  37,402      $  13,322
                                                         =========      =========      =========
Basic and diluted net income per Unit ..............     $    0.83      $    1.30      $    0.46
                                                         =========      =========      =========
Weighted average number of Units outstanding .......        26,563         28,726         28,726
                                                         ---------      ---------      ---------













The accompanying notes are an integral part of these consolidated financial statements.


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                              Year Ended
                                                                             -------------------------------------------

                                                                             September 25,  September 26,  September 27,
                                                                                 1999           1998           1997
                                                                             -------------  -------------  -------------

Cash flows from operating activities:
     Net income ............................................................    $  22,439      $  38,165      $  13,594
     Adjustments to reconcile net income to net cash
      provided by operations:
          Depreciation .....................................................       26,989         29,166         29,718
          Amortization .....................................................        7,917          7,365          7,589
          Restructuring charge .............................................         --             --            6,911
          (Gain) on sale of investment .....................................         --           (5,090)          --
          (Gain) on disposal of property, plant and
            equipment ......................................................         (578)        (1,391)          (774)
          Recapitalization costs ...........................................       18,903           --             --
     Changes in operating  assets and  liabilities,  net of acquisitions and dispositions:
          Decrease in accounts receivable ..................................        1,514          6,793          9,094
          Decrease in inventories ..........................................          235          1,953          8,258
          Decrease/(increase) in prepaid expenses and other
           current assets ..................................................          968          3,317           (616)
          Increase/(decrease) in accounts payable ..........................        8,753         (6,470)        (2,945)
          (Decrease)/increase in accrued employment
           and benefit costs ...............................................         (855)         1,595         (5,031)
          Increase/(decrease) in accrued interest ..........................           52           (108)            84
          Increase/(decrease) in other accrued liabilities .................        1,198            458           (112)
     Other noncurrent assets ...............................................       (4,086)        (2,853)        (1,138)
     Deferred credits and other noncurrent liabilities .....................       (1,691)        (2,827)        (5,784)
                                                                                ---------      ---------      ---------
               Net cash provided by operating activities ...................       81,758         70,073         58,848
                                                                                ---------      ---------      ---------
Cash flows from investing activities:
      Capital expenditures .................................................      (11,033)       (12,617)       (24,888)
      Acquisitions .........................................................       (4,768)        (4,041)        (1,880)
      Proceeds from sale of investment .....................................         --           13,090           --
      Proceeds from sale of property, plant and equipment, net .............        3,560          6,468          6,059
                                                                                ---------      ---------      ---------
               Net cash (used in) provided by investing activities .........      (12,241)         2,900        (20,709)
                                                                                ---------      ---------      ---------
Cash flows from financing activities:
      Debt repayments ......................................................         (695)          (260)          (299)
      Short-term borrowings ................................................        2,750           --             --
      Proceeds from General Partner APU contribution .......................         --           12,000         10,000
      Redemption of Subordinated Units and APUs ............................      (69,000)          --             --
      Payment of recapitalization costs ....................................       (9,367)          --             --
      Partnership distribution .............................................      (44,632)       (44,230)       (47,435)
                                                                                ---------      ---------      ---------
               Net cash (used in) financing activities .....................     (120,944)       (32,490)       (37,734)
Net (decrease)/increase in cash and cash equivalents .......................      (51,427)        40,483            405
Cash and cash equivalents at beginning of period ...........................       59,819         19,336         18,931
                                                                                ---------      ---------      ---------
Cash and cash equivalents at end of period .................................    $   8,392      $  59,819      $  19,336
                                                                                =========      =========      =========


Supplemental disclosure of cash flow information:
      Cash paid for interest ...............................................    $  32,602      $  32,659      $  32,836
                                                                                =========      =========      =========
Non-cash investing and financing activities
      Assets acquired by incurring note payable ............................    $    --        $     250      $    --
                                                                                =========      =========      =========



    The accompanying notes are an integral part of these consolidated financial statements.


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                                                    COMMON     DEFERRED       UNEARNED       TOTAL
                                    NUMBER OF UNITS                        GENERAL UNITS IN  COMPENSATION   COMPENSATION   PARTNERS'
                                 COMMON SUBORDINATED  COMMON  SUBORDINATED PARTNER  TRUST       TRUST     RESTRICTED UNITS  CAPITAL
                                 ------ ------------ -------- ------------ ------- --------  ------------ ---------------- ---------

Balance at September 28, 1996 ...21,562        7,164 $129,283     $ 40,100 $ 3,286  $    --       $    --        $ (7,990) $ 164,679

Grants under Restricted Unit Plan                       4,313                                                      (4,313)        --

Partnership distribution ........                    (43,125)      (3,582)   (728)                                          (47,435)

Amortization of Restricted
Unit compensation ...............                                                                                      401       401

APU contribution (100 Units) ....                                           10,000                                            10,000

Net Income ......................    --           --   10,005        3,317     272       --            --               --    13,594
                                 ------ ------------ -------- ------------ ------- --------  ------------ ---------------- ---------


Balance at September 27, 1997 ...21,562        7,164  100,476       39,835  12,830       --            --         (11,902)   141,239

Net grants forfeited under
Restricted Unit Plan ............                       (594)                                                          594        --

Partnership distribution ........                    (43,125)              (1,105)                                          (44,230)

Amortization of Restricted
Unit compensation ...............                                                                                      626       626

APU contribution (120 Units) ....                                           12,000                                            12,000

Net Income ......................    --           --   28,090        9,312     763       --            --               --    38,165
                                 ------ ------------ -------- ------------ ------- --------  ------------ ---------------- ---------


Balance at September 26, 1998 ...21,562        7,164   84,847       49,147  24,488                                (10,682)   147,800

Net grants issued under
Restricted Unit Plan ............                       1,154                                                      (1,154)        --

Partnership distribution ........                    (43,739)                (893)                                          (44,632)

Amortization of Restricted
Unit compensation ...............                                                                                      443       443

Recapitalization transactions ...   674      (7,164)   17,273  (64,330)   (22,000)   10,712      (10,712)           11,393  (57,664)

Net Income ......................    --           --    6,807    15,183        449       --            --               --    22,439
                                 ------ ------------ -------- ------------ ------- --------  ------------ ---------------- ---------

Balance at September 25, 1999 ...22,236           -- $ 66,342      $    -- $ 2,044 $ 10,712  $   (10,712)          $    --  $ 68,386
                                 ====== ============ ======== ============ ======= ========  ============ ================ =========





The accompanying notes are an integral part of these consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 25, 1999
                             (Dollars in thousands)


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

From the Closing Date through May 26, 1999, Suburban Propane GP, Inc. (the "General Partner"), a wholly-owned indirect subsidiary of Millennium Chemicals, Inc. ("Millennium"), served as the general partner of the Partnership and Operating Partnership owning a 1% general partner interest in the Partnership and a 1.0101% general partner interest in the Operating Partnership. Millennium became a publicly traded company upon Hanson PLC's spin-off of its chemical business, including its interests in the Partnership, in October 1996. In addition, the General Partner owned a 24.4% limited partner interest and a special limited partner interest in the Partnership. The limited partner interest was evidenced by 7,163,750 Subordinated Units and the special limited partner interest was evidenced by 220,000 Additional Partnership Units ("APUs").

On May 26, 1999, the Partnership completed a recapitalization (the "Recapitalization") which included the redemption of the Subordinated Units and APUs from the General Partner, and the general partner was replaced with a new General Partner, Suburban Energy Services Group LLC (the "Successor General Partner"), owned by Senior Management of the Partnership (See Note 9 - The Recapitalization).

The Partnership Entities are, and the Predecessor Company was, engaged in the retail and wholesale marketing of propane and related appliances and services. The Partnership believes it is the third largest retail marketer of propane in the United States, serving more than 730,000 active residential, commercial, industrial and agricultural customers from approximately 350 customer service centers in over 40 states. The Partnership's operations are concentrated in the east and west coast regions of the United States. The retail propane sales volume of the Partnership was approximately 524 million gallons during the fiscal year ended September 25, 1999. Based on industry statistics, the
Partnership believes that its retail propane sales volume constitutes approximately 5% of the domestic retail market for propane.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The consolidated financial statements present the consolidated financial position, results of operations and cash flows of the Partnership. All significant intercompany transactions and accounts have been eliminated.

FISCAL PERIOD. The Partnership's fiscal year ends on the last Saturday nearest to September 30.

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

FINANCIAL INSTRUMENTS. The Partnership routinely uses propane futures and forward contracts to reduce the risk of future price fluctuations and to help ensure supply during periods of high demand. Gains and losses on futures and forward contracts designated as hedges are deferred and recognized in cost of sales as a component of the product cost for the related hedged transaction. In order for a future or forward contract to be accounted for as a hedge, the item to be hedged must expose the Partnership to price risk and the future or forward must reduce such price risk. As the Partnership is subject to propane market pricing and the propane forwards and futures highly correlate with changes in the market price of propane, hedge accounting is often utilized. The Partnership accounts for financial instruments which do not meet the hedge criteria or for hedging transactions which are terminated, under the mark or market rules which require gains or losses to be immediately recognized in earnings. In the Consolidated Statement of Cash Flows, cash flows from qualifying hedges are classified in the same category as the cash flows from the items being hedged. Net realized gains and losses for fiscal years 1999, 1998 and 1997 and unrealized gains and losses on open positions as of September 25, 1999 and September 26, 1998, respectively, were not material.

REVENUE RECOGNITION. Sales of propane are recognized at the time product is shipped or delivered to the customer. Revenue from the sale of propane, appliances and equipment is recognized at the time of sale or installation. Revenue from repairs and maintenance is recognized upon completion of the service.

INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane and a standard cost basis for appliances, which estimates average cost.

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

Expenditures for maintenance and routine repairs are expensed as incurred while betterments are capitalized as additions to the related assets and depreciated over the asset's remaining useful life.

GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and other intangible assets are comprised of the following:

                                           September 25,         September 26,
                                               1999                   1998
                                           -------------         -------------

Goodwill                                       $242,230              $237,812
Debt origination costs                            8,024                 6,224
Other, principally noncompete agreements          4,948                 5,076
                                           -------------         -------------
                                                255,202               249,112
Less: accumulated amortization                   41,239                34,330
                                           -------------         -------------
                                               $213,963              $214,782
                                           =============         =============

Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized on a straight-line basis over periods ranging from twenty to forty years from the date of acquisition.

Debt origination costs represent the costs incurred in connection with the placement of and the subsequent amendment to the $425,000 of Senior Notes which are being amortized on a straight-line basis over 15 years.

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

INCOME TAXES. As discussed in Note 1, the Partnership Entities consist of two limited partnerships, the Partnership and the Operating Partnership, and two corporate entities, including the Service Company. For federal and state income tax purposes, the earnings attributable to the Partnership and Operating Partnership are included in the tax returns of the individual partners. As a result, no recognition of income tax expense has been reflected in the Partnership's consolidated financial statements relating to the earnings of the Partnership and Operating Partnership. The earnings attributable to the corporate entities are subject to federal and state income taxes. Accordingly, the Partnership's consolidated financial statements reflect income tax expense related to the corporate entities' earnings. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership Agreement.

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

UNIT-BASED COMPENSATION. The Partnership accounts for Unit-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, and makes the pro forma information disclosures required under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Upon issuance of Units under the plan, unearned compensation equivalent to the market value of the Restricted Units is charged at the date of grant. The unearned compensation is amortized ratably over the restricted periods. The unamortized unearned compensation value is shown as a reduction of partners' capital in the accompanying consolidated balance sheets. As a result of the May 26, 1999 Recapitalization, all unamortized compensation was earned and expense of $11,393 was recorded. As of September 25, 1999 there were no Units outstanding under the Restricted Unit Plan.

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

New Accounting Standards. In fiscal 1999, the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income" ("Statement No. 130") which did not have an impact on the financial statements. Statement No. 130 requires entities to report comprehensive income (the total of net income and all other non-owner changes in partners' capital) either below net income in the statement of operations, in a separate statement of comprehensive income or within the statement of partners' capital.

In fiscal 1999, the Partnership adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("Statement No. 132"). Statement No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits, and requires additional information on changes in benefit obligations and fair values of plan assets. It does not change the measurement or recognition of pensions or other postretirement benefits. (See
Note 8 - Pension Plans and Other Postretirement Benefits.)

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Statement No. 133 requires entities to record derivatives as assets or liabilities on the balance sheet and to measure them at fair value. FASB has delayed this standard's effective date for one year, as such it will be adopted by the Partnership in fiscal year 2001. Management is currently evaluating the impact this statement may have on the Partnership's financial statements.

RECLASSIFICATIONS. Certain prior period balances have been reclassified to conform with the current period presentation.

3. DISTRIBUTIONS OF AVAILABLE CASH

The Partnership makes distributions to its partners with respect to each fiscal quarter of the Partnership in an aggregate amount equal to its Available Cash for such quarter. Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. These reserves are retained for the proper conduct of the Partnership's business, the payment of debt principal and interest and for distributions during the next four quarters. Distributions by the Partnership in an amount equal to 100% of its Available Cash will generally be made 98% to the Common Unitholders and 2% to the General Partner, subject to the payment of incentive distributions in the event Available Cash exceeds a target distribution of $0.55 per Unit per quarter as defined in the Partnership Agreement. Common Units will be entitled to arrearages if the full Minimum Quarterly Distribution is not paid with respect to any quarter through the fiscal quarter ending March 31, 2001.

Effective with the completion of the Recapitalization (See Note 9 - The Recapitalization), the Distribution Support Agreement among the Partnership, the General Partner and Millennium, which was used to enhance the Partnership's ability to distribute the Minimum Quarterly Distribution on Common Units, was terminated and replaced by a $22,000 liquidity subfacility provided by the Partnership under the Partnership's Bank Credit Facilities (See Note 6 - Long-Term Debt and Bank Credit Facilities). Under the Distribution Support Agreement, the General Partner had agreed to contribute to the Partnership cash in exchange for APUs. In connection with the Recapitalization, the Partnership redeemed all the outstanding APUs representing $22,000 that the General Partner had previously contributed under the Distribution Support Agreement.

The Partnership has paid the Minimum Quarterly Distribution on all outstanding Common Units during each quarter of fiscal 1999. In conjunction with the Recapitalization, the Partnership has increased the quarterly distribution to Unitholders from $.50 to $.5125 per quarter effective for the fiscal quarter ended June 26, 1999. The total amount consists of the existing Minimum Quarterly Distribution of $.50 per Unit per quarter plus an additional $0.0125 per Unit per quarter above the Minimum Quarterly Distribution.

4. RELATED PARTY TRANSACTIONS

In connection with the Partnership's Recapitalization (See Note 9 - The Recapitalization), the Successor General Partner acquired the general partner interests from Millennium Chemicals Inc. for $6,000 ("the GP Loan") which was borrowed under a private placement with Mellon Bank N.A. ("Mellon"). In addition, the Partnership incurred expenses of $300 to complete the purchase of the general partner interest by the Successor General Partner.

Under the occurrence and continuance of an event of default, as defined in the GP Loan, Mellon will have the right to cause the Partnership to purchase the note evidencing the GP Loan ("the GP Note"). The Partnership has agreed to maintain borrowing availability under its available lines of credit, which will be sufficient to enable it to repurchase the GP Note in these circumstances. The note evidencing the GP Loan will also cross-default to the obligations of the Partnership's obligations under its Senior Note Agreement and its Revolving Credit Agreement. Upon a GP default, the Partnership also will have the right to purchase the GP Note from Mellon.

If the Partnership elects or is required to purchase the note from Mellon, the Partnership has the right, exercisable in its sole discretion pursuant to the new compensation deferral plan established for the members of the Successor General Partner, to cause up to all of the Common Units deposited in the trust (amounting to $10,712 as of September 25, 1999) related to the compensation deferral plan to be forfeited and cancelled (and to cause all of the related distributions to be forfeited), regardless of the amount paid by the Partnership to purchase the GP Note.

Pursuant to a Computer Services Agreement (the "Services Agreement") dated as of the Closing Date between Millennium and the Partnership, Millennium permitted the Partnership to utilize Millennium's mainframe computer for the generation of customer bills, reports and information regarding the Partnership's retail sales. The Services Agreement was terminated effective April 3, 1998 at which time the Partnership began utilizing the services of an unrelated third party provider. For the years ended September 26, 1998 and September 27, 1997, the Partnership incurred expenses of $202 and $384, respectively, under the Services Agreement.

5. SELECTED BALANCE SHEET INFORMATION

Inventories consist of:

                                         September 25,        September 26,
                                              1999                 1998
                                         -------------        -------------

   Propane                                    $24,367             $ 25,248
   Appliances                                   5,360                4,714
                                         -------------         ------------
                                              $29,727             $ 29,962
                                         =============         ============

The Partnership enters into contracts to buy propane for supply purposes. Such contracts generally have terms of less than one year, with propane costs based on market prices at the date of delivery.

Property, plant and equipment consist of:

                                       September 25,          September 26,
                                            1999                   1998
                                       -------------          -------------

   Land and improvements                  $  27,892              $  28,425
   Buildings and improvements                49,838                 47,937
   Transportation equipment                  55,541                 56,126
   Storage facilities                        24,923                 24,386
   Equipment, primarily tanks
     and cylinders                          335,568                328,623
                                       -------------          -------------
                                            493,762                485,497
   Less: accumulated depreciation           168,538                141,669
                                       -------------          -------------
                                           $325,224               $343,828
                                       =============          =============

6. LONG-TERM DEBT AND BANK CREDIT FACILITIES

Long-term debt consists of:

                                       September 25,          September 26,
                                            1999                   1998
                                       -------------          -------------

   Senior Notes, 7.54%,
    due June 30, 2011                      $425,000               $425,000

   Note payable, 8%, due in annual
    installments through 2006                2,670                   2,947
   Other long-term liabilities                 267                     273
                                       ------------           -------------
                                           427,937                 428,220
   Less:  current portion                      303                     323
                                       ------------           -------------
                                          $427,634                $427,897
                                       ============           =============

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

         At September 25, 1999, the Bank Credit Facilities consisted of a $75,000 working capital facility and a $25,000 acquisition facility. In addition, the Bank Credit Facilities provide for a $22,000 liquidity subfacility for the payment of the Minimum Quarterly Distribution under certain circumstances. The Operating Partnership obligations under the Bank Credit Facilities are unsecured on an equal and ratable basis with the Operating Partnership's obligations under the Senior Notes. The Bank Credit Facilities bear interest at a rate based upon either LIBOR plus a margin, First Union National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from 0.25% to 0.50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of September 25, 1999, such fee was 0.50%.

As of September 25, 1999 and September 26, 1998, $2,750 and $0, respectively, were outstanding under the Bank Credit Facilities.

Based on the current rates offered to the Partnership for debt of the same remaining maturities, the carrying value of the Partnership's long-term debt approximates its fair market value.

The Senior Note Agreement and Bank Credit Facilities contain various restrictive and affirmative covenants applicable to the Operating Partnership, including (a) maintenance of certain financial tests (including maintaining minimum net worth of $50,000), (b) restrictions on the incurrence of additional indebtedness, and
(c) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.

7. RESTRICTED UNIT PLAN

In 1996, the Partnership adopted the 1996 Restricted Unit Award Plan (the "Restricted Unit Plan") which authorizes the issuance of Common Units with an aggregate value of $15,000 (731,707 Common Units valued at the initial public offering price of $20.50 per Unit) to executives, managers and Elected Supervisors of the Partnership. Units issued under the Restricted Unit Plan were subject to a bifurcated vesting procedure such that (a) twenty-five percent of the issued Units were to vest over time with one-third of such units vesting at the end of each of the third, fifth and seventh anniversaries of the issuance date, and (b) the remaining seventy-five percent of the Units were to vest automatically upon, and in the same proportions as, the conversion of Subordinated Units to Common Units. Restricted Unit Plan participants were not eligible to receive quarterly distributions or vote their respective Units until vested. Restrictions generally limit the sale or transfer of the Units during the restricted periods. The value of the Restricted Unit is established by the market price of the Common Unit at the date of grant. Restricted Units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plan. According to the change of control provisions of the Restricted Unit Plan, all outstanding Restricted Units on the closing date of the Recapitalization vested and converted into Common Units.

Following is a summary of activity in the Restricted Unit Plan:

                                           Units          Value Per Unit
                                         ---------        --------------

   OUTSTANDING, SEPTEMBER 28, 1996        388,533            $20.50

   Awarded                                364,634        $18.41 - $21.63
   Forfeited                             (119,019)           $20.50
                                         ---------        --------------

   OUTSTANDING, SEPTEMBER 27, 1997        634,148        $18.41 - $21.63

   Awarded                                 97,556            $19.91
   Forfeited                             (109,893)       $18.41 - $21.63
                                         ---------        --------------

   OUTSTANDING, SEPTEMBER 26, 1998        621,811        $18.41 - $21.63

   Awarded                                 74,143        $17.88 - $19.06
   Forfeited                              (22,789)       $17.88 - $19.91
   Vested and converted to Common Units  (673,165)       $17.88 - $21.63
                                         ---------        --------------

   OUTSTANDING, SEPTEMBER 25, 1999            -0-        $           -0-
                                         =========        ==============

For the year ended September 25, 1999, the Partnership amortized $443 of unearned compensation and recorded an expense of $11,393 related to the accelerated vesting on the closing date of the Recapitalization which is included in recapitalization costs in the accompanying statements of operations (See Note 9 - The Recapitalization). For the years ended September 26, 1998 and September 27, 1997, the Partnership amortized $626 and $401, respectively, of unearned compensation. As of September 25, 1999, 58,542 Units remain available for future award under the Restricted Unit Plan.

The Partnership will amend the Restricted Unit Plan to eliminate the bifurcated vested procedures and substitute a five-year time vesting procedure prior to granting additional Units under the Restricted Unit Plan.

8. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

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


                                       September 25,          September 26,
                                            1999                   1998
                                       -------------          -------------

The following table sets forth the
plan's actuarial assumptions:

    Weighted-average discount rate            7.50%                  6.50%
    Average rate of compensation increase     3.50%                  3.50%
    Weighted-average expected long-term
     rate of return on plan assets             9.0%                   9.0%


The following table provides a
reconciliation of benefit obligations:

    Benefit obligation at beginning of
     year                                 $178,785               $161,700
    Service cost                             5,673                  5,038
    Interest cost                           11,107                 11,698
    Actuarial (gain) loss                  (19,723)                 9,273

    Benefits paid                          (19,909)               (22,264)
    Amendments                                -                    (1,052)
    Effect of plan change                     -                    14,392
                                         ---------             ----------
    Benefit obligation at end of year     $155,933               $178,785
                                         =========             ==========


The following table provides a reconciliation of plan assets:

    Fair value of plan assets at
     beginning of year                    $179,090               $198,594
    Actual return on plan assets            18,800                  2,760
    Benefits paid                          (19,909)               (22,264)
                                         ---------             ----------
    Fair value of plan assets at
     end of year                          $177,981               $179,090
                                         =========             ==========


The following table provides a reconciliation of the funded status of the plan:

   Funded status                         $  22,048             $      305
   Unrecognized prior service cost          (1,723)                (1,933)
   Unrecognized net actuarial loss          13,173                 36,184
                                         ---------             ----------
   Prepaid benefit cost                  $  33,498             $   34,556
                                         =========             ==========

The net periodic pension expense/(income) includes the following:


                                  Year Ended       Year Ended       Year Ended
                                 September 25,    September 26,    September 27,
                                     1999             1998             1997
                                 -------------    -------------    -------------
   Service cost                     $   5,674         $  5,038         $  4,504
   Interest cost                       11,107           11,698           10,364
   Expected return on plan
    assets                            (16,254)         (16,901)         (15,839)
   Amortization of prior service
    cost                                 (210)            (185)            (112)
   Recognized net actuarial loss          741                -                -
   Plan amendment                           -           14,392                -
                                 -------------    -------------    -------------
         Net periodic pension
           expense/(income)         $   1,058         $ 14,042         $ (1,083)
                                 =============    =============    =============

DEFINED CONTRIBUTION PENSION PLAN

The  Partnership  has a  defined  contribution  plan  covering  most  employees.
Contributions and costs are a percent of the participating employees' compensation. These amounts totaled $1,331, $1,923 and $1,828 for the years ended September 25, 1999, September 26, 1998 and September 27, 1997, respectively.

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


                                       September 25,          September 26,
                                            1999                   1998
                                       -------------          -------------


The following table provides a
reconciliation of benefit obligations:

   Benefit obligation at beginning
    of year                               $  41,447              $  66,751
   Service cost                                 136                    474
   Interest cost                              2,581                  2,645
   Actuarial (gain)                          (1,772)                  (683)
   Benefits paid                             (3,505)                (3,484)
   Amendments                                   (79)                (6,359)
   Effect of plan change                          -                (17,897)
                                       -------------          -------------
   Benefit obligation at end of year      $  38,808              $  41,447
                                       =============          =============

The following table provides a
reconciliation of the funded status
of the plan:

   Funded status                          $ (38,808)             $ (41,447)
   Unrecognized prior service cost           (5,188)                (5,823)
   Unrecognized net actuarial loss            6,097                  8,153
                                       -------------          -------------
   Accrued benefit liability              $ (37,899)             $ (39,117)
   Less:  Current portion                     3,505                  3,137
                                       -------------          -------------
   Noncurrent liability                   $  34,394              $  35,980
                                       =============          =============

The net periodic postretirement benefit expense/(income) includes the following components:



                                  Year Ended       Year Ended       Year Ended
                                 September 25,    September 26,    September 27,
                                     1999             1998             1997
                                 -------------    -------------    -------------

   Service cost                     $     136       $      474          $   811
   Interest cost                        2,581            2,645            3,074
   Amortization of prior
    service cost                         (714)            (536)               -
   Recognized net actuarial loss          284              184                -
   Plan amendment                           -          (15,367)               -
                                 -------------    -------------    -------------
         Net periodic
           postretirement benefit
           expense/(income)          $  2,287         $(12,600)          $3,885
                                 =============    =============    =============

The accumulated postretirement benefit obligation was based on an 8% and 9% increase in the cost of covered health care benefits for 1999 and 1998, respectively. This rate is assumed to decrease gradually to 5.5% in 2002 and to remain at that level thereafter. Increasing the assumed health care cost trend rates by 1.0% in each year would increase the Partnership's benefit obligation as of September 25, 1999 by $90 and the aggregate of service and interest components of accumulated postretirement net periodic postretirement benefit cost for the year ended September 25, 1999 by $1,230.

The   weighted-average   discount  rate  used  in  determining  the  accumulated
postretirement benefit obligation was 7.5% and 6.5% at September 25, 1999 and September 26, 1998, respectively.

9. THE RECAPITALIZATION

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

The Partnership incurred expenses of $18,903 in connection with the Recapitalization transactions of which $7,567 represents cash expenses and $11,336 represents non-cash expenses associated with the accelerating vesting of Restricted Units. The redemption price and the costs of the Recapitalization were funded entirely from available cash on hand.

The Successor General Partner borrowed the $6,000 purchase price for the GP Interest Purchase from Mellon, N.A. In connection with the GP Loan, the Operating Partnership entered into a purchase agreement with Mellon under which the Operating Partnership is required to purchase the note evidencing the GP Loan in the event of a default under the GP Loan by the Successor General Partner.

The Successor General Partner is owned by Senior Management of the Partnership who had previously been granted Restricted Units under the Partnership's Restricted Unit Plan. These individuals surrendered 553,896 Restricted Units representing substantially all of their Restricted Units, before they vested (according to their terms, the Restricted Units vested and converted into Common Units on completion of the Recapitalization) in exchange for the right to participate in a new compensation deferral plan of the Partnership and the Operating Partnership. The Partnership deposited into a trust on behalf of these individuals 553,896 Common Units. Pursuant to the new compensation deferral plan, these individuals have deferred receipt of these Common Units and related distributions by the Partnership until the date the GP Loan is repaid in full or the seventh anniversary of the date the Recapitalization is completed, whichever they may choose, but subject to the earlier distribution and forfeiture provisions of the compensation deferral plan. The value of the Common Units deposited in the trust and the related deferred compensation trust liability are reflected in the accompanying consolidated balance sheet at September 25, 1999 as components of Partners' Capital.

10.RESTRUCTURING CHARGE

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

11.INCOME TAXES

As discussed in Note 2, the Partnership's earnings for federal and state income tax purposes is included in the tax returns of the individual partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership except for earnings of the corporate entities which are subject to federal and state income taxes.

12.COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Partnership leases certain property, plant and equipment for various periods under noncancelable leases. Rental expense under operating leases was $18,018, $16,993 and $14,995 for the years ended September 25, 1999, September 26, 1998 and September 27, 1997, respectively.

Future minimum rental commitments under noncancelable operating lease agreements as of September 25, 1999 are as follows:

   Fiscal Year
   -----------
     2000                          $15,506
     2001                           12,139
     2002                            9,936
     2003                            8,963
     2004 and thereafter             9,261

CONTINGENCIES

As discussed in Note 2, the Partnership is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At September 25, 1999 and September 26, 1998, accrued insurance liabilities amounted to $23,129 and $21,404, respectively, representing the total estimated losses under these self-insurance programs. These liabilities represent the gross estimated losses as no claims or lawsuits, individually or in the aggregate, were estimated to exceed the Partnership's deductibles on its insurance policies. The Partnership is also involved in various legal actions which have arisen in the normal course of business, including those relating to commercial transactions and product liability. It is the opinion of management, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership's financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insurance claims.

13.SALE OF INVESTMENT

In December 1997, the Partnership sold its minority interest in the Dixie Pipeline Company, which owns and operates a propane pipeline, for net cash proceeds of $13,090 and realized a gain of $5,090.

14.SUBSEQUENT EVENTS

On November 8, 1999, the Partnership acquired the assets of SCANA Propane Gas, Inc., SCANA Propane Storage, Inc., SCANA Propane Supply, Inc., USA Cylinder Exchange, Inc., and C&T Pipeline, LLC from SCANA Corp. for $86,000 plus working capital. SCANA Propane Gas, Inc. distributes approximately 20 million gallons annually and services more than 40,000 customers from 22 customer service centers in North and South Carolina. USA Cylinder Exchange, Inc. operates an automated 20-lb. propane cylinder refurbishing and refill center in Hartsville, South Carolina, selling to approximately 1,600 grocery and convenience stores in the Carolinas, Georgia and Tennessee. SCANA Propane Storage, Inc. owns a 60 million gallon storage cavern in Tirzah, South Carolina which is connected to the Dixie Pipeline by the 62 mile propane pipeline owned by C&T Pipeline, LLC. The acquisition will be accounted for using the purchase method of accounting. Accordingly, the purchase price will be allocated to the assets and liabilities based on their estimated values and the balance of the purchase price will be recorded as goodwill. The Partnership is currently in the process of preparing the purchase price allocation and determining the useful lives of the assets acquired. In connection with the acquisition, the Partnership replaced its former Bank Credit Facilities with a new $175,000 Revolving Credit Agreement with a syndicate of banks led by First Union National Bank as Administrative Agent. The Revolving Credit Agreement consists of a $100,000 acquisition facility and a $75,000 working capital facility which expire on March 31, 2001. The Revolving Credit Agreement provides for substantially the same terms and conditions as the former credit facilities.

The Revolving Credit Agreement provides the Partnership, at the Partnership's option, the right to extend the expiration date from March 31, 2001 to December 31, 2001 provided that the maximum ratio of consolidated total indebtedness to EBITDA (as defined in the Credit Agreement) will decrease from 5.10 to 1.00 to
4.75 to 1.00 during the nine month extension period.

The Partnership borrowed $97,000 under the acquisition facility to fund the SCANA acquisition, consisting of $86,000 for the SCANA assets, $8,600 in acquired working capital and $2,400 in related bank fees.

On December 3, 1999 the Partnership sold 23 customer service centers principally located in Georgia for cash proceeds of $18,000 plus working capital.

                   INDEX TO SUPPLEMENTAL FINANCIAL STATEMENTS

                       SUBURBAN ENERGY SERVICES GROUP LLC


                                                                            PAGE
                                                                            ----


Report of Independent Accountants                                           F-22

Consolidated Balance Sheet - September 25, 1999                             F-23

Notes to Consolidated Balance Sheet                                         F-24

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------






To the Stockholders of
Suburban Energy Services Group LLC


In our opinion, the accompanying consolidated balance sheet presents fairly, in all material respects, the financial position of Suburban Energy Services Group LLC at September 25, 1999 in conformity with generally accepted accounting principles. This financial statement is the responsibility of the Company's management; our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit of this statement in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet, assessing the accounting principles used and significant estimates made by management, and evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for the opinion expressed above.







PricewaterhouseCoopers LLP
Florham Park, NJ
October 21, 1999

                      SUBURBAN ENERGY SERVICES GROUP LLC
                                  BALANCE SHEET
                               SEPTEMBER 25, 1999
                                 (in thousands)

ASSETS
Current assets:
     Cash & cash equivalents                                           $    23
                                                                       -------
     Total current assets                                                   23

Investment in Suburban Propane Partners L.P.                             2,044
Goodwill, net                                                            3,278
                                                                       -------

         Total assets                                                  $ 5,345
                                                                       =======


LIABILITIES
Current Liabilities:
     Current portion of note payable                                   $   460
     Interest payable                                                       50
                                                                       -------
         Total current liabilities                                         510

Note payable                                                           $ 5,425
                                                                       -------

         Total liabilities                                             $ 5,935
                                                                       -------

Stockholders' Deficit:
     Common stock, $1 par value, 2,000 shares issued and outstanding   $     2
     Accumulated deficit                                                  (592)
                                                                       -------
         Total stockholders' deficit                                      (590)
                                                                       -------
          Total liabilities and stockholders' deficit                  $ 5,345
                                                                       =======


The accompanying notes are an integral part of this balance sheet.

                       SUBURBAN ENERGY SERVICES GROUP LLC
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             (Dollars in thousands)


1. ORGANIZATION AND FORMATION

       Suburban Energy Services Group LLC (the "Company") was formed on October 26, 1998 as a limited liability company pursuant to the Delaware Limited Liability Company Act. It was formed to purchase the general partner interests from Suburban Propane GP, Inc. (the "Former General Partner"), a wholly-owned indirect subsidiary of Millennium Chemicals, Inc., and become the successor general partner. The Company purchased and owns a 1% general partner interest in Suburban Propane Partners L.P. and a 1.0101% general partner interest in Suburban Propane L.P., a wholly owned subsidiary of Suburban Propane Partners L.P.

     Suburban Propane Partners L.P. is a publicly traded Master Limited Partnership traded on the New York Stock Exchange and is engaged in the retail and wholesale marketing of propane and related appliances and services.

     The  Company  acquired  the  general  partner   interests  from  Millennium
Chemicals, Inc. on May 26, 1999 (the "Closing Date") for $6,000 which was borrowed under a private placement with Mellon Bank, N.A. ("Mellon").

     The Company is owned by executives and key employees of Suburban Propane L.P. Each owner has contributed their pro-rata share of $2 as their initial capital contribution. The Company plans to repay the $6,000 borrowing from its general partner distributions to be received from Suburban Propane Partners L.P. and from capital contributions from its owners.

2. BASIS OF  PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The accompanying financial statements and related notes present the financial position of the Company as of September 25, 1999. The financial statements have been prepared in accordance with Generally Accepted Accounting Principles.

     INVESTMENT IN SUBURBAN PROPANE PARTNERS L.P. As previously noted, the Company acquired a combined 2% general partner interest in Suburban Propane Partners L.P. on the Closing Date. The Company accounts for its investment under the equity method of accounting whereby the Company recognizes in income 2% of Suburban Propane Partners L.P. consolidated net income (loss) and reduces its investment balance to the extent of partnership distributions the Company receives from Suburban Propane Partners L.P.

     GOODWILL. The company recorded goodwill on the Closing Date of $3,305 representing the excess of the $6,000 purchase price over the carrying value of the General Partner's capital account reflected on the books of Suburban Propane Partners L.P. The Company amortizes goodwill over a forty-year period utilizing the straight-line method. Accumulated amortization at September 25, 1999 amounted to $27.

3. NOTE PAYABLE

     On the Closing Date, the Company borrowed $6,000 under a loan agreement (the "GP Loan") with Mellon to finance the purchase of the general partner interests held by the Former General Partner. The GP Loan is secured by a pledge of the General Partner interests held by the Company.

     The GP Loan has a term of five years from the Closing Date and requires interest to be paid at a rate equal to LIBOR plus 2% with such interest to be paid no less frequently than quarterly. The GP Loan maturities for each of the next five years are $460 in 2000, $1,030 in 2001, $1,600 in 2002, $1,600 in 2003
and $1,195 in 2004.

     The GP Loan contains various covenants limiting the ability of the Company to (i) incur indebtedness, (ii) grant liens, (iii) acquire assets, other than the general partner interests, and (iv) merge, consolidate or sell its assets.

     Upon the occurrence and continuance of an event of default under the GP Loan, Mellon will have the right to cause Suburban Propane L.P. to purchase the note evidencing the GP Loan (the "GP Note"). Suburban Propane L.P. has agreed to maintain borrowing availability under its available lines of credit, which will be sufficient to enable it to repurchase the GP Note in these circumstances. The GP Note will also cross-default to the obligations of Suburban Propane L.P.'s obligations under its Senior Note Agreement and its Credit Agreement. Upon a GP Default, Suburban Propane L.P. also will have the right to purchase the GP Note from Mellon.

Index to Financial Statement Schedules
Suburban Propane Partners, L.P. and Subsidiaries

                                                                            PAGE
                                                                            ----
Schedule II    Valuation and Qualifying Accounts for the years ended
               September  25, 1999, September 26, 1998 and
               September 27, 1997.                                          S-2

                                                                                        SCHEDULE II
                                                                                        -----------

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                     BALANCE AT    CHARGED                 DEDUCTIONS      BALANCE
                                     BEGINNING     TO COST /     OTHER       (AMOUNTS       AT END
                                     OF PERIOD     EXPENSES    ADDITIONS   CHARGED OFF)    OF PERIOD
                                     ----------    ---------   ---------   ------------    ---------

YEAR ENDED SEPTEMBER 27, 1997
-----------------------------

Allowance for doubtful accounts        $  3,312      $ 4,569        $  -       $ (5,199)    $  2,682
                                     ==========    =========   =========   ============    =========

Accumulated amortization:
  Goodwill                             $ 18,989      $ 6,644        $  -       $      -     $ 25,633
  Other intangibles                    $    582      $   945        $  -       $      -     $  1,527
                                     ----------    ---------   ---------   ------------    ---------
                  Total                $ 19,571      $ 7,589        $  -       $      -     $ 27,160
                                     ==========    =========   =========   ============    =========

Restructuring reserves                 $  2,340      $ 6,911        $  -       $ (4,685)    $  4,566
                                     ==========    =========   =========   ============    =========

YEAR ENDED SEPTEMBER 26, 1998
-----------------------------

Allowance for doubtful accounts        $  2,682      $ 2,642        $  -       $ (2,942)    $  2,382
                                     ==========    =========   =========   ============    =========

Accumulated amortization:
  Goodwill                             $ 25,633      $ 6,134        $  -       $      -     $ 31,767
  Other intangibles                    $  1,527      $ 1,036        $  -       $      -     $  2,563
                                     ----------    ---------   ---------   ------------    ---------
                  Total                $ 27,160      $ 7,170        $  -       $      -     $ 34,330
                                     ==========    =========   =========   ============    =========

Restructuring reserves                 $  4,566      $     -        $  -       $ (4,566)    $      -
                                     ==========    =========   =========   ============    =========


YEAR ENDED SEPTEMBER 25, 1999
-----------------------------

Allowance for doubtful accounts        $  2,382      $ 2,601        $  -       $ (2,894)    $  2,089
                                     ==========    =========   =========   ============    =========

Accumulated amortization:
  Goodwill                             $ 31,767      $ 5,977        $  -       $     -      $ 37,744
  Other intangibles                    $  2,563      $ 1,076        $  -       $  (144)     $  3,495
                                     ----------    ---------   ---------   ------------    ---------
                  Total                $ 34,330      $ 7,053        $  -       $  (144)     $ 41,239
                                     ==========    =========   =========   ============    =========






                                                                   EXHIBIT 21.1
                                                                   ------------



                 SUBSIDIARIES OF SUBURBAN PROPANE PARTNERS, L.P.



Suburban Propane, L.P., a Delaware limited partnership

Suburban Sales & Service, Inc., a Delaware corporation

Gas Connection Inc., an Oregon corporation

                                                                   EXHIBIT 23.1
                                                                   ------------


                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-10197) of Suburban Propane Partners, L.P. of our report dated October 21, 1999, except for Note 14, which is as of December 3, 1999, appearing on page F-2 of this Annual Report on Form 10-K. We also consent to the application of such report to the Financial Statement Schedule listed under Item 14(a) 2 of this Form 10-K when such schedule is read in conjunction with the financial statements referred to in our report. The audits referred to in such report also included this schedule. We also consent to the incorporation by reference in such registration statement of our report dated October 21, 1999 on the financial statement of Suburban Energy Services Group LLC appearing on page F-22 of this Annual Report on Form 10-K.



PricewaterhouseCoopers LLP
Florham  Park, NJ
December 22, 1999