Form 10-Q
period 1999-12-25
SUBURBAN PROPANE PARTNERS LP
filed 2000-02-07
CIK 1005210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended DECEMBER 25, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT  TO SECTION  13 OR 16 OF THE SECURITIES  EXCHANGE
    ACT OF 1934

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 7, 2000: 22,278,587 Common Units


This Report contains a total of 18 pages.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

Part 1 Financial Information                                                PAGE
                                                                            ----
       Item 1 - Financial Statements

       SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
       ------------------------------------------------
         Condensed Consolidated Balance Sheets as of  December 25, 1999
         and September 25, 1999                                                3

         Condensed Consolidated Statements of Operations for the three
         months ended December 25, 1999 and December 26, 1998                  4

         Condensed Consolidated Statements of Cash Flows for the
         three months ended December 25, 1999 and December 26, 1998            5

         Condensed Consolidated Statement of Partners' Capital
         for the three months ended December 25, 1999                          6

         Notes to Condensed Consolidated Financial Statements               7-12

       Item 2 - Management's Discussion and Analysis of  Financial
                Condition and Results of Operations                        13-15

       Item 3 - Quantitative and Qualitative Disclosures about Market Risk 15-16

Part 2 Other Information
       Item 6 - Exhibits and Reports on Form 8-K                              17

       Signatures                                                             18

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to the Partnership's future business expectations and predictions and financial condition and results of operations. These forward-looking statements involve certain risks and uncertainties. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements ("cautionary statements") include, among other things: the impact of weather conditions on the demand for propane; fluctuations in the unit cost of propane; the ability of the Partnership to compete with other suppliers of propane and other energy sources; the ability of the Partnership to retain and acquire customers; the Partnership's ability to implement its expansion strategy and to integrate acquired businesses successfully; the impact of energy efficiency and technology advances on the demand for propane; the ability of management to continue to control expenses; the impact of regulatory developments on the Partnership's business; and the impact of legal proceedings on the Partnership's business. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by such cautionary statements.


                 SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in thousands)

                                                                                                  December 25, September 25,
                                                                                                      1999         1999
                                                                                                   (unaudited)   (audited)
                                                                                                    ---------    ---------


ASSETS
Current assets:
    Cash & cash equivalents .....................................................................   $   9,961    $   8,392
    Accounts receivable, less allowance for doubtful  accounts
    of $ 2,389 and $2,089, respectively .........................................................      69,615       37,620
    Inventories .................................................................................      43,866       29,727
    Prepaid expenses and other current assets ...................................................       3,753        2,898
                                                                                                    ---------    ---------
            Total current assets ................................................................     127,195       78,637
Property, plant and equipment, net ..............................................................     373,206      325,224
Net prepaid pension cost ........................................................................      33,545       33,498
Goodwill & other intangible assets, net .........................................................     252,253      213,963
Other assets ....................................................................................       2,414        7,898
                                                                                                    ---------    ---------

             Total assets .......................................................................   $ 788,613    $ 659,220
                                                                                                    =========    =========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable ............................................................................   $  53,827    $  40,068
    Accrued employment and benefit costs ........................................................      16,431       19,629
    Short-term borrowings .......................................................................           -        2,750
    Accrued insurance ...........................................................................       5,405        5,120
    Customer deposits and advances ..............................................................      15,778       17,774
    Accrued interest ............................................................................      17,300        8,250
    Other current liabilities ...................................................................      10,906        9,415
                                                                                                    ---------    ---------
              Total current liabilities .........................................................     119,647      103,006
Long-term borrowings ............................................................................     524,572      427,634
Postretirement benefits obligation ..............................................................      34,497       34,394
Accrued insurance ...............................................................................      17,215       18,009
Other liabilities ...............................................................................       7,894        7,791
                                                                                                    ---------    ---------
               Total liabilities ................................................................     703,825      590,834
                                                                                                    ---------    ---------
Partners' capital:
      Common Unitholders ........................................................................      83,232       66,342
      General Partner ...........................................................................       2,372        2,044
      Common Units held in trust, at cost .......................................................      11,567       10,712
      Deferred compensation trust ...............................................................     (11,567)     (10,712)
      Unearned Compensation .....................................................................        (816)        --
                                                                                                    ---------    ---------
                Total partners' capital .........................................................      84,788       68,386
                                                                                                    ---------    ---------
                Total liabilities and partners' capital .........................................   $ 788,613    $ 659,220
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

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per Unit amounts)
                                   (unaudited)


                                                                                                       Three Months Ended
                                                                                                       ------------------
                                                                                                   December 25,  December 26,
                                                                                                       1999          1998
                                                                                                     ---------    ---------

Revenues
     Propane .....................................................................................   $ 174,008    $ 138,790
     Other .......................................................................................      26,454       22,426
                                                                                                     ---------    ---------
                                                                                                       200,462      161,216
                                                                                                     ---------    ---------

Costs and expenses
    Cost of sales ................................................................................     102,441       68,871
    Operating ....................................................................................      55,289       52,274
    Depreciation and amortization ................................................................       9,006        8,782
    General and administrative expenses ..........................................................       6,643        7,326
    Gain on sale of assets .......................................................................     (10,328)        --
                                                                                                     ---------    ---------
                                                                                                       163,051      137,253


Income before interest expense and
    provision for income taxes ...................................................................      37,411       23,963
Interest expense, net ............................................................................       9,399        7,586
                                                                                                     ---------    ---------
Income before provision for income taxes .........................................................      28,012       16,377
Provision for income taxes .......................................................................          21            7
                                                                                                     ---------    ---------
    Net income ...................................................................................   $  27,991    $  16,370
                                                                                                     =========    =========


General Partner's interest in net income .........................................................   $     560    $     327
                                                                                                     ---------    ---------
Limited Partners' interest in net income .........................................................   $  27,431    $  16,043
                                                                                                     =========    =========
Basic and diluted net income per Unit ............................................................   $    1.23    $    0.56
                                                                                                     =========    =========
Weighted average number of Units outstanding .....................................................      22,264       28,726
                                                                                                     ---------    ---------





The accompanying notes are an integral part of these condensed consolidated financial statements.



          SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                               (unaudited)

                                                                                                        Three Months Ended
                                                                                                        ------------------

                                                                                           December 25, 1999   December 26, 1998
                                                                                           -----------------   -----------------

Cash flows from operating activities:
     Net income .................................................................................   $ 27,991    $ 16,370
     Adjustments to reconcile net income to net cash
      provided by operations:
          Depreciation ..........................................................................      7,072       6,898
          Amortization ..........................................................................      1,934       1,884
          (Gain) on disposal of property, plant and
            equipment ...........................................................................    (10,544)        (88)
     Changes in operating assets and liabilities, net of
       acquisitions and dispositions:
          (Increase) in accounts receivable .....................................................    (29,384)    (18,947)
          (Increase) in inventories .............................................................     (6,893)       (277)
          (Increase) in prepaid expenses and other
           current assets .......................................................................       (805)       (610)
          Increase  in accounts payable .........................................................     13,759       2,474
          (Decrease)  in accrued employment
           and benefit costs ....................................................................     (3,159)     (4,918)
          Increase in accrued interest ..........................................................      9,050       8,114
          (Decrease) in other accrued liabilities ...............................................     (1,525)     (1,578)
     Other noncurrent assets ....................................................................       (145)     (1,033)
     Deferred credits and other noncurrent liabilities ..........................................       (638)       (771)
                                                                                                    --------    --------
                   Net cash provided by operating activities ........................................  6,713       7,518
                                                                                                    --------    --------
Cash flows from investing activities:
      Capital expenditures ......................................................................     (4,579)     (2,936)
      Acquisitions ..............................................................................    (97,914)       (109)
      Proceeds from sale of property, plant and equipment, net ..................................     17,862         944
                                                                                                    --------    --------
               Net cash (used in)  investing activities .........................................    (84,631)     (2,101)
                                                                                                    --------    --------
Cash flows from financing activities:
      Long-term borrowings (net) ................................................................     96,988         (47)
      Short-term borrowings/(repayments) (net) ..................................................     (2,750)       --
      Credit agreement expenses .................................................................     (3,123)       --
      Partnership distribution ..................................................................    (11,628)    (11,001)
                                                                                                    --------    --------
               Net cash  provided by (used in)  financing activities ............................     79,487     (11,048)
Net  increase/(decrease)  in cash and cash equivalents ..........................................      1,569      (5,631)
Cash and cash equivalents at beginning of period ................................................      8,392      59,819
                                                                                                    ========    ========
Cash and cash equivalents at end of period ......................................................   $  9,961    $ 54,188
                                                                                                    ========    ========

Supplemental disclosure of cash flow information:
      Cash paid for interest ....................................................................   $    199    $    108
                                                                                                    ========    ========


The accompanying note are an integral part of these condensed consolidated financial statements.



                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)




                                                                       Common        Deferred                            Total
                                Number of                  General     Units in    Compensation      Unearned           Partners'
                               Common Units     Common     Partner     Trust          Trust         Compensation         Capital
                               ------------     ------     -------     -----          -----         ------------         -------
Balance at  September 25, 1999 ..... 22,236   $ 66,342    $  2,044   $  10,712  $     (10,712)   $        --           $ 68,386

Partnership Distribution ...........           (11,396)       (232)                                                     (11,628)

Grants issued under Compensation
Deferral Plan ......................     43        855                     855           (855)          (855)

Amortization of Compensation
Deferral Plan ......................                                                                      39                 39

Net income ........................      --     27,431         560          --             --             --             27,991
                                     ------   --------    --------    --------   -------------    -----------          --------
Balance at December 25, 1999 .....   22,279   $ 83,232    $  2,372    $ 11,567   $    (11,567)    $     (816)          $ 84,788
                                     ======   ========    ========    ========   =============    ===========          ========


















The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 25, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.       PARTNERSHIP ORGANIZATION AND FORMATION
--       --------------------------------------
Suburban Propane Partners, L.P. (the "Partnership") and its subsidiary, Suburban Propane, L.P. (the "Operating Partnership"), were formed on December 19, 1995 to acquire and operate the propane business and assets of Suburban Propane, a division of Quantum Chemical Corporation (the "Predecessor Company"). In addition, Suburban Sales & Service, Inc. (the "Service Company"), a subsidiary of the Operating Partnership, was formed to acquire and operate the service work and appliance and parts businesses of the Predecessor Company. The Partnership, the Operating Partnership, the Service Company and a corporate operating entity subsequently acquired by the Operating Partnership are collectively referred to hereinafter as the "Partnership Entities". The Operating Partnership and the Service Company commenced operations on March 5, 1996 (the "Closing Date") upon consummation of an initial public offering.

On May 26, 1999, the Partnership completed a recapitalization (the "Recapitalization") which included the redemption of all limited partner interests held by the Former General Partner, Suburban Propane GP, Inc. a wholly-owned subsidiary of Millennium Chemicals, Inc., and the substitution of a new general partner, Suburban Energy Services Group LLC which, is owned by senior management of the Partnership.

2.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--       --------------------------------------------------------------------
BASIS OF PRESENTATION. The condensed consolidated financial statements include the accounts of the Partnership Entities. All significant intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. They include all adjustments which the Partnership considers necessary for a fair statement of the results for the interim period presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the fiscal year ended September 25, 1999, including management's discussion of financial results contained therein. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

FINANCIAL INSTRUMENTS. The Partnership routinely uses propane futures and forward contracts to reduce the risk of future price fluctuations and to help ensure supply during periods of high demand. Gains and losses on futures and forward contracts designated as hedges are deferred and recognized in cost of sales as a component of the product cost for the related hedged transaction. In the Condensed Consolidated Statement of Cash Flows, cash flows from qualifying hedges are classified in the same category as the cash flows from the items being hedged.

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

Accumulated depreciation at December 25, 1999 and September 25, 1999 was $173,571 and $168,538, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and other intangible assets are comprised of the following:

                                          DECEMBER 25, 1999   SEPTEMBER 25, 1999
                                          -----------------   ------------------
    Goodwill                                  $279,213             $242,230
    Debt origination costs                       8,024                8,024
    Deferred credit agreement costs              3,123                    -
    Other, principally noncompete agreements     4,978                4,948
                                              --------             --------
                                               295,338              255,202
    Less:  Accumulated amortization             43,085               41,239
                                              --------             --------
                                              $252,253             $213,963
                                              ========             ========

INCOME TAXES. As discussed in Note 1, the Partnership Entities consist of two limited partnerships, the Partnership and the Operating Partnership, and two corporate entities, the Service Company and Gas Connection, Inc. For federal and state income tax purposes, the earnings attributed to the Partnership and Operating Partnership are included in the tax returns of the individual partners. As a result, no recognition of income tax expense has been reflected in the Partnership's consolidated financial statements relating to the earnings of the Partnership and Operating Partnership. The earnings attributed to the corporate entities are subject to federal and state income taxes. Accordingly, the Partnership's consolidated financial statements reflect income tax expense related to the corporate entities' earnings.

NET INCOME (LOSS) PER UNIT. Prior to May 26, 1999, basic net income (loss) per limited partner Unit was computed by dividing net income (loss), after deducting the General Partner's 2% interest, by the weighted average number of outstanding Common Units and Subordinated Units. Diluted net income (loss) per limited partner Unit was computed by dividing net income (loss), after deducting the

General Partner's 2% interest, by the weighted average number of outstanding Common Units and Subordinated Units and the weighted average number of Restricted Units granted under the Restricted Unit Award Plan which were to vest over time.

Subsequent to May 26, 1999, basic and diluted net income (loss) per limited partner Unit is computed by dividing net income (loss), after deducting the General Partner's 2% interest, by the weighted average number of outstanding Common Units.

NEW ACCOUNTING STANDARD. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Statement No. 133 requires entities to record derivatives as assets or liabilities on the balance sheet and to measure them at fair value. FASB has delayed this standard's effective date for one year and, accordingly, it will be adopted by the Partnership in fiscal year 2001. Management is currently evaluating the impact this statement may have on the Partnership's financial statements.

RECLASSIFICATIONS. Certain prior period balances have been reclassified to conform with the current period presentation.

3.       DISTRIBUTIONS OF AVAILABLE CASH
--       -------------------------------
The Partnership makes distributions to its partners 45 days after the end of each fiscal quarter in an aggregate amount equal to its Available Cash for such quarter. Available Cash generally means all cash on hand at the end of the fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. The Partnership's Revolving Credit Agreement (See Note 5 - Long-Term Debt and Revolving Credit Agreement) includes a $22,000 subfacility to support the Minimum Quarterly Distribution on Common Units. No drawings have been made under this subfacility.

4.       COMMITMENTS AND CONTINGENCIES
--       -----------------------------
The Partnership leases certain property, plant and equipment for various periods under noncancelable leases. Rental expense under operating leases was $4,878 for the three months ended December 25, 1999.

The Partnership effectively is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At December 25, 1999, accrued insurance liabilities amounted to $22,620, representing the total estimated losses under these self-insurance programs. These liabilities represent the gross estimated losses as no claims or lawsuits, individually or in the aggregate, were estimated to exceed the Partnership's deductibles on its insurance policies.

The Partnership is also involved in various legal actions which have arisen in the normal course of business including those relating to commercial transactions and product liability. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Partnership's financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insurance claims.

5. LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT
-- ---------------------------------------------
On the Closing Date, the Operating Partnership issued $425,000 of Senior Notes with an annual interest rate of 7.54%. The Operating Partnership's obligations under the Senior Note Agreement are unsecured and rank on an equal and ratable basis with the Operating Partnership's obligations under the Revolving Credit Agreement discussed below. The Senior Notes will mature June 30, 2011. The Note Agreement requires that the principal be paid in equal annual installments of $42,500 starting June 30, 2002.

On November 10, 1999, in connection with the acquisition of SCANA (See Note 7 - Acquisition and Divestiture), the Partnership replaced its former Bank Credit Facilities with a new $175,000 Revolving Credit Agreement with a syndicate of banks led by First Union National Bank as Administrative Agent. The Revolving Credit Agreement consists of a $100,000 acquisition facility and a $75,000 working capital facility which expire on March 31, 2001. Borrowings under the Revolving Credit Agreement bear interest at a rate based upon either LIBOR plus a margin, First Union National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .25% to .50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of December 25, 1999, such fee was .50%.

The Revolving Credit Agreement provides the Partnership, at the Partnership's option, the right to extend the expiration date from March 31, 2001 to December 31, 2001 provided that the maximum ratio of consolidated total indebtedness to EBITDA (as defined in the Revolving Credit Agreement) will decrease from 5.10 to
1.00 to 4.75 to 1.00 during the nine month extension period.

As of December 25, 1999, $97,000 was outstanding under the Revolving Credit Agreement resulting from the acquisition of SCANA (See Note 7 - Acquisition and Divestiture). As of September 25, 1999, $2,750 was outstanding under the former Bank Credit Facilities.

The Senior Note Agreement and Revolving Credit Agreement contain various restrictive and affirmative covenants applicable to the Operating Partnership, including (i) maintenance of certain financial tests (including maintaining minimum net worth of $50,000), (ii) restrictions on the incurrence of additional indebtedness, and (iii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.

6.       COMPENSATION DEFERRAL PLAN
--       --------------------------
Effective May 26, 1999, in connection with the Partnership's Recapitalization, the Partnership adopted the Compensation Deferral Plan (the "Deferral Plan") which provided for eligible employees of the Partnership to surrender their right to receive all or a portion of their unvested Common Units granted under the Partnership's 1996 Restricted Unit Award Plan prior to the time their Common Units were substantially certain to vest in exchange for the right to participate in and receive certain payments under the Deferral Plan. Senior management of the Partnership surrendered 553,896 Restricted Units representing substantially all of their Restricted Units, before they vested in exchange for the right to participate in the Deferral Plan. The Partnership deposited into a trust on behalf of these individuals 553,896 Common Units.

The Deferral Plan also allows eligible employees to defer receipt of Common Units that may be subsequently granted by the Partnership under the Deferral Plan. The Common Units granted under the Deferral Plan and related Partnership distributions are subject to forfeiture provisions such that (a) 100% of the Common Units would be forfeited if the grantee shall cease to be employed by the Partnership within three years of the date of the Recapitalization, (b) 75% would be forfeited if the grantee shall cease to be employed after the third anniversary, but prior to the fourth anniversary of the Recapitalization date and (c) 50% would be forfeited if the grantee shall cease to be employed after the fourth anniversary, but prior to the fifth anniversary. Upon issuance of Common Units under the Deferral Plan, unearned compensation equivalent to the market value of the Common Units is charged at the date of grant. The unearned compensation is amortized in accordance with the Deferral Plan's forfeiture provisions. The unamortized unearned compensation value is shown as a reduction of partners' capital in the accompanying consolidated balance sheets. During the three months ended December 25, 1999, the Partnership granted 42,925 Common Units to eligible employees. During the three months ended December 25, 1999, the Partnership amortized $39 of unearned compensation.

Pursuant to the Deferral Plan, participants have deferred receipt of these Common Units and related distributions by the Partnership by depositing the Units into a trust. The value of the Common Units deposited in the trust and the related deferred compensation trust liability are reflected in the accompanying consolidated balance sheet at December 25, 1999 as components of partners' capital.

7.       ACQUISITION AND DIVESTITURE
--       ---------------------------
On November 8, 1999, the Partnership acquired the assets of SCANA Propane Gas, Inc., SCANA Propane Storage, Inc., SCANA Propane Supply, Inc., USA Cylinder Exchange, Inc., and C&T Pipeline, LLC from SCANA Corp. SCANA Propane Gas, Inc. distributes approximately 20 million gallons annually and services more than 40,000 customers from 22 customer service centers in North and South Carolina. USA Cylinder Exchange, Inc. operates an automated 20-lb. propane cylinder refurbishing and refill center in Hartsville, South Carolina, selling to approximately 1,600 grocery and convenience stores in the Carolinas, Georgia and Tennessee. SCANA Propane Storage, Inc. owns a 60 million gallon storage cavern in Tirzah, South Carolina which is connected to the Dixie Pipeline by the 62 mile propane pipeline owned by C&T Pipeline, LLC. The Partnership borrowed $97,000 under the acquisition facility of its Revolving Credit Agreement to fund the acquisition, consisting of $86,000 for the SCANA assets, $8,600 in acquired working capital and $2,400 in related bank fees. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the accompanying balance sheet reflects a preliminary purchase price allocation to the assets and liabilities based on their estimated values, with the balance of $36,893 being recorded as goodwill and amortized over forty years on a straight-line basis.

On December 3, 1999, the Partnership sold 23 customer service centers, principally located in Georgia, for cash proceeds of $18,000 plus working capital. The Partnership realized a gain of $10,328 as a result of the transaction.

8.       SUBSEQUENT EVENT - COMMON UNIT DISTRIBUTION
--       -------------------------------------------
On January 21, 2000, the Partnership announced a quarterly distribution of $.5250 per Common Unit for the first quarter of fiscal 2000 consisting of the Minimum Quarterly Distribution of $.50 per Common Unit and an additional distribution of $.025 per Common Unit payable on February 8, 2000 to holders of record on January 28, 2000.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED DECEMBER 25, 1999
------------------------------------
COMPARED TO THREE MONTHS ENDED DECEMBER 26, 1998
------------------------------------------------

REVENUES

Revenues increased 24.3% or $39.2 million to $200.5 million for the three months ended December 25, 1999 compared to $161.2 million for the three months ended December 26, 1998. The overall increase is primarily attributable to higher propane costs resulting in higher sales prices to customers, an increase in retail volumes and an increase in the sales of appliances and related products. Propane sold to retail customers increased 2.1% or 2.9 million gallons to 140.5 million gallons, compared to 137.6 million gallons in the prior period's quarter. The increase in retail gallons is principally due to the acquisition of SCANA in the current quarter. Temperatures nationwide during the quarter continued to be unusually warm, averaging 11% warmer than normal as compared to 12% warmer than normal in the prior period's quarter. Wholesale gallons sold and gallons sold related to price risk management activities increased 31.3% or 13.6 million gallons to 57.0 million gallons, principally resulting from increased market opportunities attributable to a more volatile propane pricing environment.

OPERATING EXPENSES

Operating expenses increased 5.8% or $3.0 million to $55.3 million for the three months ended December 25, 1999 compared to $52.3 million for the three months ended December 26, 1998. The increase in operating expenses is principally attributable to increased payroll and benefit costs resulting from the SCANA acquisition and, to a lesser extent, higher vehicle fuel costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased 9.3% or $0.7 million to $6.6 million for the three months ended December 25, 1999 compared to $7.3 million for the three months ended December 26, 1998. The decrease is primarily attributable to lower information systems expenses in the current quarter.

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA

Results for the first quarter include a $10.3 million gain from the sale of assets. Excluding this one-time item, income before interest expense and income taxes increased $3.1 million to $27.1 million in the three months ended December 25, 1999 compared to $24.0 million in the prior year's first quarter. EBITDA, excluding the one-time item, increased $3.3 million or 10.2% to $36.1 million. The increases in income before interest expense and income taxes and in EBITDA are primarily attributable to higher gross profit of $5.7 million due to higher appliances and related product sales and an increase in gallons sold, partially offset by higher operating expenses.

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

INTEREST EXPENSE

Net interest expense increased $1.8 million to $9.4 million in the three months ended December 25, 1999 compared with $7.6 million in the prior period. The increase is attributable to interest expense on borrowings for the acquisition of SCANA.

HEDGING

The Partnership engages in hedging transactions to reduce the effect of price volatility on its product costs and to help ensure the availability of propane during periods of short supply. The Partnership is currently a party to propane futures contracts on the New York Mercantile Exchange and enters into agreements to purchase and sell propane at fixed prices in the future. These activities are monitored by management through enforcement of the Partnership's Commodity Trading Policy. Hedging does not always result in increased product margins and the Partnership does not consider hedging activities to be material to operations or liquidity for the three month period ended December 25, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonal nature of the propane business, cash flows from operating activities are greater during the winter and spring seasons as customers pay for propane purchased during the heating season. For the three months ended December 25, 1999, net cash provided by operating activities was $6.7 million compared to cash provided by operating activities of $7.5 million in the three months ended December 26, 1998. The decrease of $0.8 million was primarily due to higher working capital requirements due to the increased cost of propane.

Net cash used in investing activities was $84.6 million during the three months ended December 25, 1999 consisting of acquisition payments of $97.9 million reflecting the SCANA acquisition and capital expenditures of $4.6 million (including $3.5 million for maintenance expenditures and $1.1 million to support the growth of operations), offset by proceeds from the sales of property, plant and equipment of $17.9 million, including 23 customer service centers. Net cash used in investing activities was $2.1 million for the three months ended December 26, 1998 consisting of capital expenditures of $2.9 million (including $1.5 million for maintenance expenditures and $1.4 million to support the growth of operations) and business acquisition payments of $0.1 million, offset by $0.9 million from the sale of property, plant and equipment.

Net cash provided by financing activities for the three months ended December 25, 1999 was $79.5 million, principally reflecting borrowings to fund the SCANA acquisition partially offset by the Partnership's distribution. Net cash used in financing activities for the three months ended December 26, 1998 was $11.0 million, principally reflecting the Partnership's distribution.

The Partnership has announced that it will make a distribution of $.525 per Unit to its Common Unitholders on February 8, 2000 for the first fiscal quarter of 2000 consisting of the Minimum Quarterly Distribution of $.50 per Common Unit and an additional distribution of $.025 per Common Unit.

The ability of the Partnership to satisfy its future obligations will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. Based on its current cash position, available Bank Credit Facilities and expected cash flow from operating activities, the Partnership expects to have sufficient funds to meet its obligations and working capital needs, and pay distributions at the current level, during fiscal 2000.

On January 20, 2000, the Partnership filed an S-4 Registration Statement with the Securities and Exchange Commission for the issuance from time-to-time of up to 10 million Common Units to be used as the consideration for the acquisition of other businesses. The Partnership will file a prospectus supplement containing specific information about the terms of an acquisition each time Common Units are intended to be issued pursuant to the registration statement.

YEAR 2000

The Partnership's information technology and non-information technology systems successfully transitioned into the Year 2000 with no disruptions in operations or information processing. In addition, the Partnership believes that no significant vendors/suppliers and/or customers experienced any interruptions attributable to the Year 2000 issue.


ITEM 3. QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

As of December 25, 1999, the Partnership was party to propane forward and option contracts with various third parties and futures traded on the New York Mercantile Exchange ("NYMEX"). Forward and future contracts provide that the Partnership sell or acquire propane at a fixed price at fixed future dates. An option contract allows, but does not require its holder to buy or sell propane at a specified price during a specified time period; the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of propane to the respective party or are settled by the payment of a net amount equal to the difference between the then current price of propane and the fixed contract price. The contracts are entered into in anticipation of market movements and to manage and hedge exposure to fluctuating propane prices.

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

SENSITIVITY ANALYSIS

In an effort to estimate the exposure of unfavorable market price movements, a sensitivity analysis of open positions as of December 25, 1999 was performed. Based on this analysis, a hypothetical 10% adverse change in market prices for each of the future months for which an option, future and/or forward contract exists indicates a potential loss in future earnings of $0.7 million as of December 25, 1999.

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

                           Report on Form 8-K dated January 21, 2000 announcing the Partnership's earnings and increase in its quarterly distribution for the quarter ended December 25, 1999.

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY
AUTHORIZED:











                                   SUBURBAN PROPANE PARTNERS, L.P.



DATE:  FEBRUARY 7, 2000               BY /S/ ANTHONY M. SIMONOWICZ
                                         -------------------------
                                         ANTHONY M. SIMONOWICZ
                                         VICE PRESIDENT, CHIEF FINANCIAL OFFICER





                                      BY /S/ EDWARD J. GRABOWIECKI
                                         -------------------------
                                         EDWARD J. GRABOWIECKI
                                         VICE PRESIDENT, CONTROLLER AND
                                         CHIEF ACCOUNTING OFFICER