Form 10-Q
period 2000-03-25
SUBURBAN PROPANE PARTNERS LP
filed 2000-05-08
CIK 1005210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

 (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 25, 2000
                               --------------
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 16 OF THE SECURITIES
         EXCHANGE ACT OF 1934

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 2000: 22,278,587 Common Units


This Report contains a total of 21 pages.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


Part 1 Financial Information                                              PAGE
                                                                          ----

       Item 1 - Financial Statements

       SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
       ------------------------------------------------
         Condensed Consolidated Balance Sheets as of  March 25, 2000
         and September 25, 1999                                              4

         Condensed Consolidated Statements of Operations for the three
         months ended March 25, 2000 and March 27, 1999                      5

         Condensed Consolidated Statements of Operations for the six
         months ended March 25, 2000 and March 27, 1999                      6

         Condensed  Consolidated  Statements of Cash Flows for the
         three and six months ended March 25, 2000 and March 27, 1999        7

         Condensed Consolidated Statement of Partners' Capital
         for the six months ended March 25, 2000                             8

         Notes to Condensed Consolidated Financial Statements              9-14

       Item 2 - Management's Discussion and Analysis of  Financial
                Condition and Results of Operations                       15-19

       Item 3 - Quantitative and Qualitative Disclosures about Market Risk  19

Part 2 Other Information
       Item 6 - Exhibits and Reports on Form 8-K                            20

       Signatures                                                           21


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


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                                                     March 25, September 25,
                                                                                                       2000        1999
                                                                                                   (unaudited)   (audited)
                                                                                                    ---------    ---------

ASSETS
Current assets:
    Cash & cash equivalents .....................................................................   $  12,786    $   8,392
    Accounts receivable, less allowance for doubtful  accounts
    of $ 3,389 and $2,089, respectively .........................................................      85,281       37,620
    Inventories .................................................................................      46,602       29,727
    Prepaid expenses and other current assets ...................................................       5,231        2,898
                                                                                                    ---------    ---------

            Total current assets ................................................................     149,900       78,637
Property, plant and equipment, net ..............................................................     369,700      330,807
Net prepaid pension cost ........................................................................      33,593       33,498
Goodwill & other intangibles assets, net ........................................................     249,665      213,963
Other assets ....................................................................................       2,757        2,315
                                                                                                    ---------    ---------

             Total assets .......................................................................   $ 805,615    $ 659,220
                                                                                                    =========    =========



LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable ............................................................................   $  51,416    $  40,068
    Accrued employment and benefit costs ........................................................      17,215       19,629
    Short-term borrowings .......................................................................      10,000        2,750
    Accrued insurance ...........................................................................       5,840        5,120
    Customer deposits and advances ..............................................................       8,793       17,774
    Accrued interest ............................................................................       8,211        8,250
    Other current liabilities ...................................................................       8,438        9,415
                                                                                                    ---------    ---------

              Total current liabilities .........................................................     109,913      103,006
Long-term borrowings ............................................................................     524,563      427,634
Postretirement benefits obligation ..............................................................      34,047       34,394
Accrued insurance ...............................................................................      17,296       18,009
Other liabilities ...............................................................................       7,579        7,791
                                                                                                    ---------    ---------

               Total liabilities ................................................................     693,398      590,834
                                                                                                    ---------    ---------


Partners' capital:
      Common Unitholders ........................................................................     110,055       66,342
      General Partner ...........................................................................       2,919        2,044
      Deferred compensation trust ...............................................................     (11,567)     (10,712)
      Common Units held in trust, at cost .......................................................      11,567       10,712
      Unearned compensation .....................................................................        (757)        --
                                                                                                    ---------    ---------

                Total partners' capital .........................................................     112,217       68,386
                                                                                                    ---------    ---------

                Total liabilities and partners' capital .........................................   $ 805,615    $ 659,220
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



                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per Unit amounts)
                                   (unaudited)



                                                                                                     Three Months Ended
                                                                                                     ------------------

                                                                                                    March 25,   March 27,
                                                                                                      2000        1999
                                                                                                    --------   --------

Revenues
     Propane ....................................................................................   $271,160   $203,645
     Other ......................................................................................     19,720     18,333
                                                                                                    --------   --------
                                                                                                     290,880    221,978

Costs and expenses
    Cost of sales ...............................................................................    165,033     96,237
    Operating ...................................................................................     59,372     54,972
    Depreciation and amortization ...............................................................      9,884      8,730
    General and administrative expenses .........................................................      6,972      7,262
                                                                                                    --------   --------
                                                                                                     241,261    167,201

Income before interest expense and provision
    for income taxes ............................................................................     49,619     54,777
Interest expense, net ...........................................................................     10,243      7,597
                                                                                                    --------   --------
Income before provision for income taxes ........................................................     39,376     47,180
Provision for income taxes ......................................................................         71         19
                                                                                                    --------   --------
    Net income ..................................................................................   $ 39,305   $ 47,161
                                                                                                    ========   ========


General Partner's interest in net income ........................................................   $    786   $    943
                                                                                                    --------   --------
Limited Partners' interest in net income ........................................................   $ 38,519   $ 46,218
                                                                                                    ========   ========
Net income per Unit .............................................................................   $   1.73   $   1.61
                                                                                                    ========   ========
Weighted average number of Units outstanding ....................................................     22,279     28,726
                                                                                                    --------   --------



The accompanying notes are an integral part of these condensed consolidated financial statements.


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per Unit amounts)
                                   (unaudited)


                                                                                                      Six Months Ended
                                                                                                      ----------------
                                                                                                    March 25,    March 27,
                                                                                                      2000         1999
                                                                                                    ---------    ---------

Revenues
     Propane ....................................................................................   $ 445,168    $ 342,435
     Other ......................................................................................      46,174       40,759
                                                                                                    ---------    ---------
                                                                                                      491,342      383,194


Costs and expenses
    Cost of sales ...............................................................................     267,474      165,108
    Operating ...................................................................................     114,661      107,246
    Depreciation and amortization ...............................................................      18,890       17,512
    General and administrative expenses .........................................................      13,615       14,588
    Gain on sale of assets ......................................................................     (10,328)        --
                                                                                                    ---------    ---------
                                                                                                      404,312      304,454

Income before interest expense and
    provision for income taxes ..................................................................      87,030       78,740
Interest expense, net ...........................................................................      19,642       15,183
                                                                                                    ---------    ---------
Income before provision for income taxes ........................................................      67,388       63,557
Provision for income taxes ......................................................................          92           26
                                                                                                    ---------    ---------
    Net income ..................................................................................   $  67,296    $  63,531
                                                                                                    =========    =========


General Partner's interest in net income ........................................................   $   1,346    $   1,271
                                                                                                    ---------    ---------
Limited Partners' interest in net income ........................................................   $  65,950    $  62,260
                                                                                                    =========    =========
Basic and diluted net income per Unit ...........................................................   $    2.96    $    2.17
                                                                                                    =========    =========
Weighted average number of Units outstanding ....................................................      22,271       28,726
                                                                                                    ---------    ---------




The accompanying notes are an integral part of these condensed consolidated financial statements.


                 SUBURBAN PROPANE PARTNERS L.P. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                            Three Months Ended                 Six Months Ended
                                                                        March 25,       March 27,           March 25,      March 27,
                                                                           2000            1999               2000           1999
                                                                        ---------       ---------           ---------      ---------

Cash flows from operating activities:
     Net income                                                         $39,305         $47,161             $67,296         $63,531
     Adjustments to reconcile net income to net cash
      provided by operations:
          Depreciation                                                    7,440           6,796              14,512          13,694
          Amortization                                                    2,444           1,934               4,378           3,818
          (Gain) on disposal of property, plant and
            equipment                                                       (48)            (24)            (10,592)           (112)
     Changes in operating assets and liabilities, net of
       acquisitions and dispositions:
          (Increase) in accounts receivable                             (15,666)         (6,417)            (45,050)        (25,364)
          (Increase)/decrease  in inventories                            (2,736)          4,970              (9,629)          4,693
          (Increase) in prepaid expenses and
           other current assets                                          (1,478)         (2,407)             (2,283)         (3,017)
          (Decrease)/increase in accounts payable                        (2,411)           (514)             11,348           1,960
          Increase/(decrease) in accrued employment
           and benefit costs                                                843             702              (2,316)         (4,216)
          (Decrease)/increase in accrued interest                        (9,089)         (8,086)                (39)             28
          (Decrease) in other accrued liabilities                        (9,018)         (6,202)            (10,543)         (7,780)
     Other noncurrent assets                                               (392)           (453)               (537)         (1,486)
     Deferred credits and other noncurrent liabilities                     (684)            335              (1,322)           (436)
                                                                       --------------  --------------      -------------- ----------
               Net cash provided by operating activities                  8,510          37,795              15,223          45,313
                                                                       --------------  --------------      -------------- ----------
Cash flows from investing activities:
      Capital expenditures                                               (4,793)         (2,920)             (9,372)         (5,856)
      Acquisitions                                                            0          (4,227)            (97,684)         (4,336)
      Proceeds from sale of property, plant and equipment, net            1,052           1,008              18,684           1,952
                                                                       --------------  --------------      -------------- ----------
               Net cash (used in) investing activities                   (3,741)         (6,139)            (88,372)         (8,240)
                                                                       --------------  --------------      -------------- ----------
Cash flows from financing activities:
      Long-term borrowings/(repayments) net                                  (9)             (1)             96,979             (48)
      Short-term borrowings/(repayments) net                             10,000               0               7,250               0
      Credit agreement expenses                                               0               0              (3,123)              0
      Partnership distribution                                          (11,935)        (11,001)            (23,563)        (22,002)
                                                                       --------------  --------------      -------------- ----------
               Net cash (used in) provided by financing activities       (1,944)        (11,002)             77,543         (22,050)
                                                                       --------------  --------------      -------------- ----------

Net increase  in cash                                                     2,825          20,654               4,394          15,023
Cash and cash equivalents at beginning of period                          9,961          54,188               8,392          59,819
                                                                       --------------  --------------      -------------- ----------
Cash and cash equivalents at end of period                              $12,786         $74,842             $12,786         $74,842
                                                                       ==============  ==============      ============== ==========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                             $ 19,501        $ 16,175            $ 19,700        $ 16,283
                                                                       ==============  ==============      ============== ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)


                                                                              Common         Deferred                        Total
                                 Number of                    General        Units in      Compensation       Unearned     Partners'
                                Common Units     Common       Partner         Trust            Trust        Compensation    Capital
                                ------------     ------       -------         -----            -----        ------------    -------
Balance at  September 25, 1999        22,236   $ 66,342       $ 2,044        $ 10,712        $ (10,712)       $      --   $ 68,386

Partnership distribution                        (23,092)         (471)                                                     (23,563)

Grants issued under
Compensation Deferral Plan                43        855                           855             (855)            (855)

Amortization of Compensation
Deferral Plan                                                                                                        98         98

Net income                                --     65,950         1,346               --               --              --     67,296
                                      ------   --------       -------         --------        ----------         -------  --------
Balance at March  25, 2000            22,279   $110,055       $ 2,919         $ 11,567        $ (11,567)         $ (757)  $112,217
                                      ======   ========       =======         ========        ==========         =======  ========










The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 25, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.       PARTNERSHIP ORGANIZATION AND FORMATION
--       --------------------------------------
Suburban Propane Partners, L.P. (the "Partnership") and its subsidiary, Suburban Propane, L.P. (the "Operating Partnership"), were formed as Delaware limited partnerships on December 19, 1995 to acquire and operate the propane business and assets of Suburban Propane, a division of Quantum Chemical Corporation (the "Predecessor Company"). In addition, Suburban Sales & Service, Inc. (the "Service Company"), a subsidiary of the Operating Partnership, was formed to acquire and operate the service work and appliance and parts businesses of the Predecessor Company. The Partnership, the Operating Partnership, the Service Company and a corporation subsequently acquired by the Operating Partnership, Gas Connection, Inc. (the "Retail Company"), are collectively referred to hereinafter as the "Partnership Entities". The Partnership completed an initial public offering of Common Units on March 5, 1996.

On May 26, 1999, the Partnership completed a recapitalization (the "Recapitalization") which included the redemption of all limited partner interests held by the Former General Partner, Suburban Propane GP, Inc. a wholly-owned subsidiary of Millennium Chemicals, Inc., and the substitution of a new general partner, Suburban Energy Services Group LLC, which is owned by senior management of the Partnership.

2.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--       --------------------------------------------------------------------
BASIS OF PRESENTATION. The condensed consolidated financial statements include the accounts of the Partnership Entities. All significant intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. They include all adjustments which the Partnership considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the fiscal year ended September 25, 1999, including management's discussion of financial results contained therein. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Accumulated depreciation at March 25, 2000 and September 25, 1999 was $184,041 and $168,538, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and other intangible assets are comprised of the following:

                                          MARCH 25, 2000      SEPTEMBER 25, 1999
                                          --------------      ------------------
    Goodwill                               $279,068                  $242,230
    Debt origination costs                    8,024                     8,024
    Deferred credit agreement costs           3,123                         -
    Other, principally noncompete agreements  4,869                     4,948
                                           --------                  --------
                                            295,084                   255,202
    Less:  Accumulated amortization          45,419                    41,239
                                           --------                  --------
                                           $249,665                  $213,963
                                           ========                  ========

INCOME TAXES. As discussed in Note 1, the Partnership Entities consist of two limited partnerships, the Partnership and the Operating Partnership, and two corporate entities, the Service Company and the Retail Company. For federal and state income tax purposes, the earnings attributed to the Partnership and the Operating Partnership are included in the tax returns of the individual partners. As a result, no recognition of income tax expense has been reflected in the Partnership's consolidated financial statements relating to the earnings of the Partnership and the Operating Partnership. The earnings attributed to the corporate entities are subject to federal and state income taxes. Accordingly, the Partnership's consolidated financial statements reflect income tax expense related to the corporate entities' earnings.

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

4.       COMMITMENTS AND CONTINGENCIES
--       -----------------------------
The Partnership leases certain property, plant and equipment for various periods under noncancelable leases. Rental expense under operating leases was $9,664 for the six months ended March 25, 2000.

The Partnership effectively is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At March 25, 2000, accrued insurance liabilities amounted to $23,136, representing the total estimated losses under these self-insurance programs. These liabilities represent the gross estimated losses as no claims or lawsuits, individually or in the aggregate, were estimated to exceed the Partnership's deductibles on its insurance policies.

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

5.       LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT
--       ---------------------------------------------
On March 5, 1996, the Operating Partnership issued $425,000 of Senior Notes with an annual interest rate of 7.54%. The Operating Partnership's obligations under the Senior Note Agreement are unsecured and rank on an equal and ratable basis with the Operating Partnership's obligations under the Revolving Credit Agreement discussed below. The Senior Notes will mature June 30, 2011. The Note Agreement requires that the principal be paid in equal annual installments of $42,500 starting June 30, 2002.

On November 10, 1999, in connection with the acquisition of SCANA (See Note 7 - Acquisition and Divestiture), the Partnership replaced its former Bank Credit Facilities with a new $175,000 Revolving Credit Agreement with a syndicate of banks led by First Union National Bank as Administrative Agent. The Revolving Credit Agreement consists of a $100,000 acquisition facility and a $75,000 working capital facility which expire on March 31, 2001. Borrowings under the Revolving Credit Agreement bear interest at a rate based upon either LIBOR plus a margin, First Union National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .375% to .50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of March 25, 2000, such fee was .50%.

The Revolving Credit Agreement provides the Partnership, at the Partnership's option, the right to extend the expiration date from March 31, 2001 to December 31, 2001 provided that the maximum ratio of consolidated total indebtedness to EBITDA (as defined in the Revolving Credit Agreement) would decrease from 5.10 to 1.00 to 4.75 to 1.00 during the nine month extension period.

As of March 25, 2000, $97,000 was outstanding under the acquisition facility of the Revolving Credit Agreement resulting from the acquisition of SCANA (See Note 7 - Acquisition and Divestiture). As of September 25, 1999, $2,750 was outstanding under the former Bank Credit Facilities.

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

6.       COMPENSATION DEFERRAL PLAN
--       --------------------------
Effective May 26, 1999, in connection with the Partnership's Recapitalization, the Partnership adopted the Compensation Deferral Plan (the "Deferral Plan") which provided for eligible employees of the Partnership to surrender their right to receive all or a portion of their unvested Common Units granted under the Partnership's 1996 Restricted Unit Award Plan prior to the time their Common Units were substantially certain to vest in exchange for the right to participate in and receive certain payments under the Deferral Plan. Senior management of the Partnership surrendered 553,896 Restricted Units, representing substantially all of their Restricted Units, before they vested in exchange for the right to participate in the Deferral Plan. The Partnership deposited into a trust on behalf of these individuals 553,896 Common Units.

The Deferral Plan also allows eligible employees to defer receipt of Common Units that may be subsequently granted by the Partnership under the Deferral Plan. The Common Units granted under the Deferral Plan and related Partnership distributions are subject to forfeiture provisions such that (a) 100% of the Common Units would be forfeited if the grantee ceases to be employed prior to the third anniversary of the Recapitalization, (b) 75% would be forfeited if the grantee ceases to be employed after the third anniversary but prior to the fourth anniversary of the Recapitalization and (c) 50% would be forfeited if the grantee ceases to be employed after the fourth anniversary but prior to the fifth anniversary of the Recapitalization. Upon issuance of Common Units under the Deferral Plan, unearned compensation equivalent to the market value of the Common Units is charged at the date of grant. The unearned compensation is amortized in accordance with the Deferral Plan's forfeiture provisions. The unamortized unearned compensation value is shown as a reduction of partners' capital in the accompanying consolidated balance sheets. During the six months ended March 25, 2000, the Partnership granted 42,925 Common Units to eligible employees. During the six months ended March 25, 2000, the Partnership amortized $98 of unearned compensation.

Pursuant to the Deferral Plan, participants have deferred receipt of these Common Units and related distributions by the Partnership by depositing the Units into a trust. The value of the Common Units deposited in the trust and the related deferred compensation trust liability are reflected in the accompanying consolidated balance sheet at March 25, 2000 as components of partners' capital.

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

8.       SUBSEQUENT EVENT - COMMON UNIT DISTRIBUTION
--         -------------------------------------------

On April 20, 2000, the Partnership announced a quarterly distribution of $.5250 per Common Unit for the second quarter of fiscal 2000 consisting of the Minimum Quarterly Distribution of $.50 per Common Unit and an additional distribution of $.025 per Common Unit payable on May 9, 2000 to holders of record on April 28, 2000.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 25, 2000
---------------------------------
COMPARED TO THREE MONTHS ENDED MARCH 27, 1999
---------------------------------------------

REVENUES

Revenues increased 31.0% or $68.9 million to $290.9 million for the three months ended March 25, 2000 compared to $222.0 million for the three months ended March 27, 1999. The overall increase is primarily attributable to higher propane costs resulting in higher sales prices to customers. Propane sold to retail customers decreased 1.6% or 3.1 million gallons to 191.9 million gallons, compared to
195.0 million gallons in the prior period's quarter. The decrease in retail gallons is principally due to record warmer temperatures which nationwide were 15% warmer than normal during the three month period as compared to 7% warmer than normal in the prior year period, partially offset by retail volumes from the SCANA acquisition. Wholesale gallons sold and gallons sold related to price risk management activities increased 16.9% or 11.9 million gallons to 82.5 million gallons, principally resulting from increased market opportunities attributable to a more volatile propane pricing environment.

OPERATING EXPENSES

Operating expenses increased 8.0% or $4.4 million to $59.4 million for the three months ended March 25, 2000 compared to $55.0 million for the three months ended March 27, 1999. The increase in operating expenses is principally attributable to increased payroll and benefit costs resulting from the SCANA acquisition, expansion of retail and service business initiatives and, to a lesser extent, higher vehicle fuel costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased 4.1% or $.3 million to $7.0 million for the three months ended March 25, 2000 compared to $7.3 million for the three months ended March 27, 1999. The decrease is primarily attributable to lower information systems expenses in the current quarter.

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA

Income before interest expense and income taxes decreased $5.2 million to $49.6 million in the three months ended March 25, 2000 compared to $54.8 million in the prior year's second quarter. EBITDA decreased $4.0 million or 6.3% to $59.5 million. The decreases in income before interest expense and income taxes and in EBITDA are primarily attributable to higher depreciation and amortization, in determining income before interest expense and income taxes, and higher operating expenses associated with the SCANA acquisition.

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

INTEREST EXPENSE

Net interest expense increased $2.6 million to $10.2 million in the three months ended March 25, 2000 compared with $7.6 million in the prior period. The increase is primarily attributable to interest expense on borrowings to fund the acquisition of SCANA.

HEDGING

The Partnership engages in hedging transactions to reduce the effect of price volatility on its product costs and to help ensure the availability of propane during periods of short supply. The Partnership is currently a party to propane futures contracts on the New York Mercantile Exchange and enters into agreements to purchase and sell propane at fixed prices in the future. These activities are monitored by management through enforcement of the Partnership's Commodity Trading Policy. Hedging does not always result in increased product margins and the Partnership does not consider hedging activities to be material to operations or liquidity for the six month period ended March 25, 2000.

SIX MONTHS ENDED MARCH 25, 2000
-------------------------------
COMPARED TO SIX MONTHS ENDED MARCH 27, 1999
-------------------------------------------

REVENUES

Revenues increased 28.2% or $108.1 million to $491.3 million for the six months ended March 25, 2000 compared to $383.2 million for the six months ended March 27, 1999. The overall increase is primarily attributable to higher propane costs resulting in higher sales prices to customers and an increase in the sales of appliances and related products. Propane sold to retail customers was 332.4 million gallons which is comparable to the prior period's quarter. Gallons remained consistent despite record warmer temperatures which, nationwide were 13% warmer than normal during the six month period as compared to 9% warmer than normal in the prior year period. The effect of warmer temperatures was offset by retail volumes associated with the SCANA acquisition and favorable customer gains. Wholesale gallons sold and gallons sold related to price risk management activities increased 22.3% or 25.5 million gallons to 139.5 million gallons, principally resulting from increased market opportunities attributable to a more volatile propane pricing environment.

OPERATING EXPENSES

Operating expenses increased 7.0% or $7.5 million to $114.7 million for the six months ended March 25, 2000 compared to $107.2 million for the six months ended March 27, 1999. The increase in operating expenses is principally attributable to increased payroll and benefit costs resulting from the SCANA acquisition, expansion of retail and service business initiatives and, to a lesser extent, higher vehicle fuel costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased 6.8% or $1.0 million to $13.6 million for the six months ended March 25, 2000 compared to $14.6 million for the six months ended March 27, 1999. The decrease is primarily attributable to lower professional services, principally in the information systems area.

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA

Results for the six month period include a $10.3 million gain from the sale of assets. Excluding this one-time item, income before interest expense and income taxes decreased $2.0 million to $76.7 million in the six months ended March 25, 2000 compared to $78.7 million in the prior year's comparable period. EBITDA, excluding the one-time item, decreased $.7 million or 0.7% to $95.6 million. The decreases in income before interest expense and income taxes and in EBITDA are primarily attributable to higher operating expenses associated with the acquisition of SCANA and retail and service business initiatives, partially offset by an increase in gross profit reflecting higher appliance and related product sales.

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

INTEREST EXPENSE

Net interest expense increased $4.4 million to $19.6 million in the six months ended March 25, 2000 compared with $15.2 million in the prior period. The increase is primarily attributable to interest expense on borrowings to fund the acquisition of SCANA.

HEDGING

The Partnership engages in hedging transactions to reduce the effect of price volatility on its product costs and to help ensure the availability of propane during periods of short supply. The Partnership is currently a party to propane futures contracts on the New York Mercantile Exchange and enters into agreements to purchase and sell propane at fixed prices in the future. These activities are monitored by management through enforcement of the Partnership's Commodity Trading Policy. Hedging does not always result in increased product margins and the Partnership does not consider hedging activities to be material to operations or liquidity for the six month period ended March 25, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonal nature of the propane business, cash flows from operating activities are greater during the winter and spring seasons as customers pay for propane purchased during the heating season. For the six months ended March 25, 2000, net cash provided by operating activities was $15.2 million compared to cash provided by operating activities of $45.3 million in the six months ended March 27, 1999. The decrease of $30.1 million was primarily due to higher working capital requirements due to the increased cost of propane.

Net cash used in investing activities was $88.4 million during the six months ended March 25, 2000 consisting of acquisition payments of $97.7 million reflecting the SCANA acquisition and capital expenditures of $9.4 million (including $3.6 million for maintenance expenditures and $5.8 million to support the growth of operations), offset by proceeds from the sales of property, plant and equipment of $18.7 million, including 23 customer service centers. Net cash used in investing activities was $8.2 million for the six months ended March 27, 1999 consisting of capital expenditures of $5.9 million (including $1.6 million for maintenance expenditures and $4.3 million to support the growth of operations) and business acquisition payments of $4.3 million, offset by $2.0 million from the sale of property, plant and equipment.

Net cash provided by financing activities for the six months ended March 25, 2000 was $77.5 million, principally reflecting borrowings to fund the SCANA acquisition and working capital borrowings partially offset by the Partnership's distribution. Net cash used in financing activities for the six months ended March 27, 1999 was $22.1 million, principally reflecting the Partnership's distribution.

The Partnership has announced that it will make a distribution of $.525 per Unit to its Common Unitholders on May 9, 2000 for the second fiscal quarter of 2000 consisting of the Minimum Quarterly Distribution of $.50 per Common Unit and an additional distribution of $.025 per Common Unit.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

As of March 25, 2000, the Partnership was party to propane forward and option contracts with various third parties and futures traded on the New York Mercantile Exchange ("NYMEX"). Forward and future contracts provide that the Partnership sell or acquire propane at a fixed price at fixed future dates. An option contract allows, but does not require its holder to buy or sell propane at a specified price during a specified time period; the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of propane to the respective party or are settled by the payment of a net amount equal to the difference between the then current price of propane and the fixed contract price. The contracts are entered into in anticipation of market movements and to manage and hedge exposure to fluctuating propane prices.

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

SENSITIVITY ANALYSIS

In an effort to estimate the exposure of unfavorable market price movements, a sensitivity analysis of open positions as of March 25, 2000 was performed. Based on this analysis, a hypothetical 10% adverse change in market prices for each of the future months for which an option, future and/or forward contract exists indicates a potential loss in future earnings of $0.1 million as of March 25, 2000.

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

                  (b)      Reports on Form 8-K
                           None.

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY
AUTHORIZED:











                         SUBURBAN PROPANE PARTNERS, L.P.



DATE:  MAY 8, 2000         BY         /S/ ANTHONY M. SIMONOWICZ
                                      -------------------------
                                      ANTHONY M. SIMONOWICZ
                                      VICE PRESIDENT, CHIEF FINANCIAL OFFICER





                           BY         /S/ EDWARD J. GRABOWIECKI
                                      -------------------------
                                      EDWARD J. GRABOWIECKI
                                      VICE PRESIDENT, CONTROLLER AND
                                      CHIEF ACCOUNTING OFFICER