Form 10-Q
period 2000-06-24
SUBURBAN PROPANE PARTNERS LP
filed 2000-08-07
CIK 1005210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 24, 2000
                               -------------
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 16 OF THE SECURITIES
         EXCHANGE ACT OF 1934

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 7, 2000: 22,278,587 Common Units


This Report contains a total of 21 pages.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


Part 1 Financial Information                                              PAGE
                                                                          ----
       Item 1 - Financial Statements

       SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
       ------------------------------------------------
        Condensed Consolidated Balance Sheets as of  June 24, 2000
        and September 25, 1999                                               4

        Condensed Consolidated Statements of Operations for the three
        months ended June 24, 2000 and June 26, 1999                         5

        Condensed Consolidated Statements of Operations for the nine
        months ended June 24, 2000 and June 26, 1999                         6

        Condensed Consolidated Statements of Cash Flows for the three
        and nine months ended June 24, 2000 and June 26, 1999                7

        Condensed Consolidated Statement of Partners' Capital
        for the nine months ended June 24, 2000                              8

        Notes to Condensed Consolidated Financial Statements                9-14

       Item 2 - Management's Discussion and Analysis of  Financial
                Condition and Results of Operations                        15-19

       Item 3 - Quantitative and Qualitative Disclosures about Market Risk  19

Part 2 Other Information
       Item 6 - Exhibits and Reports on Form 8-K                            20

       Signatures                                                           21


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


            SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                                                                                     June 24,  September 25,
                                                                                                       2000        1999
                                                                                                   (unaudited)   (audited)
                                                                                                    ---------    ---------

ASSETS
Current assets:
    Cash & cash equivalents .....................................................................   $  11,856    $   8,392
    Accounts receivable, less allowance for doubtful  accounts
    of $ 3,283 and $2,089, respectively .........................................................      50,546       37,620
    Inventories .................................................................................      39,914       29,727
    Prepaid expenses and other current assets ...................................................       5,240        2,898
                                                                                                    ---------    ---------

            Total current assets ................................................................     107,556       78,637
Property, plant and equipment, net ..............................................................     366,288      330,807
Net prepaid pension cost ........................................................................      33,640       33,498
Goodwill & other intangibles assets, net ........................................................     249,286      213,963
Other assets ....................................................................................       2,811        2,315
                                                                                                    ---------    ---------

             Total assets .......................................................................   $ 759,581    $ 659,220
                                                                                                    =========    =========



LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable ............................................................................   $  37,176    $  40,068
    Accrued employment and benefit costs ........................................................      17,362       19,629
    Short-term borrowings .......................................................................           0        2,750
    Accrued insurance ...........................................................................       5,960        5,120
    Customer deposits and advances ..............................................................       8,226       17,774
    Accrued interest ............................................................................      15,920        8,250
    Other current liabilities ...................................................................       8,297        9,415
                                                                                                    ---------    ---------

              Total current liabilities .........................................................      92,941      103,006
Long-term borrowings ............................................................................     517,232      427,634
Postretirement benefits obligation ..............................................................      34,004       34,394
Accrued insurance ...............................................................................      17,953       18,009
Other liabilities ...............................................................................       7,809        7,791
                                                                                                    ---------    ---------

               Total liabilities ................................................................     669,939      590,834
                                                                                                    ---------    ---------


Partners' capital:
      Common Unitholders ........................................................................      87,874       66,342
      General Partner ...........................................................................       2,466        2,044
      Deferred compensation trust ...............................................................     (11,567)     (10,712)
      Common Units held in trust, at cost .......................................................      11,567       10,712
      Unearned Compensation .....................................................................        (698)           0
                                                                                                    ---------    ---------

                Total partners' capital .........................................................      89,642       68,386
                                                                                                    ---------    ---------

                Total liabilities and partners' capital .........................................   $ 759,581    $ 659,220
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


                                      SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (in thousands, except per Unit amounts)
                                                        (unaudited)



                                                                                                       Three Months Ended
                                                                                                       ------------------
                                                                                                      June 24,      June 26,
                                                                                                        2000          1999
                                                                                                      ---------    ---------

Revenues
  Propane .........................................................................................   $ 136,802    $ 105,874
  Other ...........................................................................................      17,157       16,031
                                                                                                      ---------    ---------
                                                                                                        153,959      121,905

Costs and Expenses
  Cost of sales ...................................................................................      84,965       52,347
  Operating .......................................................................................      52,919       52,194
  Depreciation and amortization ...................................................................       9,865        8,689
  General and administrative ......................................................................       6,595        7,720
  Recapitalization costs ..........................................................................           0       18,903
                                                                                                      ---------    ---------
                                                                                                        154,344      139,853
                                                                                                      ---------    ---------

(Loss) before interest expense and
   income taxes ...................................................................................        (385)     (17,948)
Interest expense, net .............................................................................      10,243        7,324
                                                                                                      ---------    ---------

(Loss) before provision for income taxes ..........................................................     (10,628)     (25,272)
Provision for income taxes ........................................................................          71           21
                                                                                                      ---------    ---------
Net (loss) ........................................................................................   $ (10,699)   $ (25,293)
                                                                                                      =========    =========

General Partner's interest in net (loss) ..........................................................   $    (214)   $    (506)
                                                                                                       ---------    ---------
Limited Partners' interest in net (loss) ..........................................................   $ (10,485)   $ (24,787)
                                                                                                      =========    =========
Net (loss) per Unit ...............................................................................   $   (0.47)   $   (0.93)
                                                                                                      =========    =========
Weighted average number of Units outstanding ......................................................      22,279       26,563
                                                                                                      ---------    ---------



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (in thousands, except per Unit amounts)
                                                    (unaudited)



                                                                                                      Nine Months Ended
                                                                                                      -----------------
                                                                                                     June 24,     June 26,
                                                                                                       2000         1999
                                                                                                     ---------    ---------
Revenues
  Propane ........................................................................................   $ 581,970    $ 448,309
  Other ..........................................................................................      63,331       56,790
                                                                                                     ---------    ---------
                                                                                                       645,301      505,099

Costs and Expenses
  Cost of sales ..................................................................................     352,439      217,455
  Operating ......................................................................................     167,580      159,440
  Depreciation and amortization ..................................................................      28,755       26,201
  General and administrative .....................................................................      20,210       22,308
  Recapitalization costs .........................................................................           0       18,903
  Gain on sale of assets .........................................................................     (10,328)           0
                                                                                                     ---------    ---------
                                                                                                       558,656      444,307
                                                                                                     ---------    ---------

Income before interest expense and
   income taxes ..................................................................................      86,645       60,792
Interest expense, net ............................................................................      29,885       22,507
                                                                                                     ---------    ---------

Income before provision for income taxes .........................................................      56,760       38,285
Provision for income taxes .......................................................................         163           47
                                                                                                     ---------    ---------
Net income .......................................................................................   $  56,597    $  38,238
                                                                                                     =========    =========

General Partner's interest in net income .........................................................   $   1,132    $     765
                                                                                                     ---------    ---------
Limited Partners' interest in net income .........................................................   $  55,465    $  37,473
                                                                                                     =========    =========
Net income per Unit ..............................................................................   $    2.49    $    1.34
                                                                                                     =========    =========
Weighted average number of Units outstanding .....................................................      22,274       28,005
                                                                                                     ---------    ---------



The accompanying notes are an integral part of these condensed consolidated financial statements.

                 SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                     Three Months Ended          Nine Months Ended
                                                                                    June 24,     June 26,       June 24,    June 26,
                                                                                      2000         1999           2000        1999
                                                                                    ---------    ---------    ---------    ---------

Cash flows from operating activities:
     Net (loss)/income .........................................................   $ (10,699)   $ (25,293)   $  56,597    $  38,238
     Adjustments to reconcile net (loss)/income to net cash
      provided by operating activities:
          Depreciation .........................................................       7,402        6,691       21,914       20,385
          Amortization .........................................................       2,463        1,998        6,841        5,816
          (Gain)/loss on disposal of property, plant and
            equipment ..........................................................        (654)          33      (11,246)         (79)
          Recapitalization costs ...............................................           0       18,903            0       18,903
     Changes in operating assets and liabilities, net of
       acquisitions and dispositions:
          Decrease/(increase) in accounts receivable ...........................      34,735       26,201      (10,315)         837
          Decrease/(increase)  in inventories ..................................       5,330         (886)      (4,299)       3,807
          (Increase)/decrease in prepaid expenses and
           other current assets ................................................          (9)       2,246       (2,292)        (771)
          (Decrease)/increase in accounts payable ..............................     (14,240)      (1,563)      (2,892)         397
          Increase/(decrease) in accrued employment
           and benefit costs ...................................................         206        1,147       (2,110)      (3,069)
          Increase in accrued interest .........................................       7,709        7,810        7,670        7,838
         (Decrease)/increase in other accrued liabilities ......................        (588)         281      (11,131)      (7,499)
     Other noncurrent assets ...................................................        (101)        (572)        (638)      (2,058)
     Deferred credits and other noncurrent liabilities .........................         820       (1,160)        (502)      (1,596)
                                                                                    ---------    ---------    ---------    ---------
               Net cash provided by operating activities .......................      32,374       35,836       47,597       81,149
                                                                                    ---------    ---------    ---------    ---------
Cash flows from investing activities:
      Capital expenditures .....................................................      (4,950)      (1,870)     (14,322)      (7,726)
      Acquisitions .............................................................        (328)        (295)     (98,012)      (4,631)
      Proceeds from sale of property, plant and equipment, net .................       1,216        1,129       19,900        3,081
                                                                                    ---------    ---------    ---------    ---------
               Net cash (used in) investing activities .........................      (4,062)      (1,036)     (92,434)      (9,276)
                                                                                    ---------    ---------    ---------    ---------
Cash flows from financing activities:
      Long-term (repayments)/borrowings net ....................................      (7,307)        (640)      89,672         (688)
      Short-term (repayments) ..................................................     (10,000)           0       (2,750)           0
      Redemption of subordinated units and APU's ...............................           0      (69,000)           0      (69,000)
      Payment of recapitalization costs ........................................           0       (9,367)           0       (9,367)
      Credit agreement expenses ................................................           0            0       (3,123)           0
      Partnership distribution .................................................     (11,935)     (11,001)     (35,498)     (33,003)
                                                                                    ---------    ---------    ---------    ---------
               Net cash (used in) provided by financing activities .............     (29,242)     (90,008)      48,301     (112,058)
                                                                                    ---------    ---------    ---------    ---------
Net (decrease)/increase  in cash ...............................................        (930)     (55,208)       3,464      (40,185)
Cash and cash equivalents at beginning of period ...............................      12,786       74,842        8,392       59,819
                                                                                    ---------    ---------    ---------    ---------
Cash and cash equivalents at end of period .....................................   $  11,856    $  19,634    $  11,856    $  19,634
                                                                                    =========    =========    =========    =========


Supplemental disclosure of cash flow information:
    Cash paid for interest .....................................................   $   2,572    $     298    $  22,272    $  16,581
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


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)


                                                                        Common       Deferred                             Total
                                 Number of                  General    Units in    Compensation       Unearned          Partners'
                                Common Units     Common     Partner     Trust          Trust        Compensation          Capital
                                ------------     ------     -------     -----          -----        ------------          -------
Balance at  September 25, 1999        22,236   $ 66,342    $  2,044    $ 10,712     $(10,712)      $          --        $ 68,386

Partnership distribution                  --    (34,788)       (710)                                                     (35,498)

Grants issued under
Compensation Deferral Plan                43        855          --         855         (855)               (855)             --

Amortization of Compensation
Deferral Plan                                        --          --                                          157             157

Net income                                       55,465       1,132                                                       56,597
                                   ---------   --------    --------    --------      --------       -------------       --------
Balance at June 24, 2000              22,279   $ 87,874    $  2,466    $ 11,567     $(11,567)      $        (698)       $ 89,642
                                   =========   ========    ========    ========      ========       =============       ========





The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 24, 2000
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

2.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--       --------------------------------------------------------------------
BASIS OF PRESENTATION. The condensed consolidated financial statements include the accounts of the Partnership Entities. All significant intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. They include all adjustments which the Partnership considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consist only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the fiscal year ended September 25, 1999, including management's discussion of financial results contained therein. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

FINANCIAL INSTRUMENTS. The Partnership routinely uses propane futures and forward contracts to reduce the risk of future price fluctuations and to help ensure supply during periods of high demand. Gains and losses on futures and forward contracts designated as hedges are deferred and recognized in cost of sales as a component of the product cost for the related hedged transaction. In the Condensed Consolidated Statements of Cash Flows, cash flows from qualifying hedges are classified in the same category as the cash flows from the items being hedged.

INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane and a standard cost basis for appliances, which approximates average cost.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated service lives, which range from three to forty years.

Accumulated depreciation at June 24, 2000 and September 25, 1999 was $191,413 and $168,538, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and other intangible assets are comprised of the following:

                                         JUNE 24, 2000        SEPTEMBER 25, 1999
                                         -------------        ------------------
   Goodwill                               $281,081                  $242,230
   Debt origination costs                    8,024                     8,024
   Deferred credit agreement costs           3,123                         -
   Other, principally noncompete agreements  4,940                     4,948
                                          --------                  --------
                                           297,168                   255,202
         Less:  Accumulated amortization    47,882                    41,239
                                          --------                  --------
                                          $249,286                  $213,963
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

RECLASSIFICATIONS. Certain prior period balances have been reclassified to conform with the current period presentation.

3.       DISTRIBUTIONS OF AVAILABLE CASH
--       -------------------------------
The Partnership makes distributions to its partners 45 days after the end of each fiscal quarter in an aggregate amount equal to its Available Cash for such quarter. Available Cash generally means all cash on hand at the end of the fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. The Partnership's Revolving Credit Agreement (See Note 5 - Long-Term Debt and Revolving Credit Agreement) includes a $22,000 subfacility to support the Minimum Quarterly Distribution on Common Units through March 31, 2001. No drawings have been made under this subfacility.

4.       COMMITMENTS AND CONTINGENCIES
--       -----------------------------
The Partnership leases certain property, plant and equipment for various periods under noncancelable leases. Rental expense under operating leases was $14,797 for the nine months ended June 24, 2000.

The Partnership effectively is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At June 24, 2000, accrued insurance liabilities amounted to $23,913, representing the total estimated losses under these self-insurance programs. These liabilities represent the gross estimated losses as no claims or lawsuits, individually or in the aggregate, were estimated to exceed the Partnership's deductibles on its insurance policies.

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

On November 10, 1999, in connection with the acquisition of SCANA (See Note 7 - Acquisition and Divestiture), the Partnership replaced its former Bank Credit Facilities with a new $175,000 Revolving Credit Agreement with a syndicate of banks led by First Union National Bank as Administrative Agent. The Revolving Credit Agreement consists of a $100,000 acquisition facility and a $75,000 working capital facility which expire on March 31, 2001. Borrowings under the Revolving Credit Agreement bear interest at a rate based upon either LIBOR plus a margin, First Union National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .375% to .50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of June 24, 2000, such fee was .50%.

The Revolving Credit Agreement provides the Partnership, at the Partnership's option, the right to extend the expiration date from March 31, 2001 to December 31, 2001 provided that the maximum ratio of consolidated total indebtedness to EBITDA (as defined in the Revolving Credit Agreement) would decrease from 5.10 to 1.00 to 4.75 to 1.00 during the nine month extension period.

As of June 24, 2000, $90,000 was outstanding under the acquisition facility of the Revolving Credit Agreement resulting from the acquisition of SCANA (See Note 7 - Acquisition and Divestiture). As of September 25, 1999, $2,750 was outstanding under the former Bank Credit Facilities.

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

The Deferral Plan also allows eligible employees to defer receipt of Common Units that may be subsequently granted by the Partnership under the Deferral Plan. The Common Units granted under the Deferral Plan and related Partnership distributions are subject to forfeiture provisions such that (a) 100% of the Common Units would be forfeited if the grantee ceases to be employed prior to the third anniversary of the Recapitalization, (b) 75% would be forfeited if the grantee ceases to be employed after the third anniversary but prior to the fourth anniversary of the Recapitalization and (c) 50% would be forfeited if the grantee ceases to be employed after the fourth anniversary but prior to the fifth anniversary of the Recapitalization. Upon issuance of Common Units under the Deferral Plan, unearned compensation equivalent to the market value of the Common Units is charged at the date of grant. The unearned compensation is amortized in accordance with the Deferral Plan's forfeiture provisions. The unamortized unearned compensation value is shown as a reduction of partners' capital in the accompanying consolidated balance sheets. During the nine months ended June 24, 2000, the Partnership granted 42,925 Common Units to eligible employees. During the nine months ended June 24, 2000, the Partnership amortized $157 of unearned compensation.

Pursuant to the Deferral Plan, participants have deferred receipt of these Common Units and related distributions by the Partnership by depositing the Units into a trust. The value of the Common Units deposited in the trust and the related deferred compensation trust liability are reflected in the accompanying consolidated balance sheets as components of partners' capital.

7.       ACQUISITION AND DIVESTITURE
--       ---------------------------
On November 8, 1999, the Partnership acquired the assets of SCANA Propane Gas, Inc., SCANA Propane Storage, Inc., SCANA Propane Supply, Inc., USA Cylinder Exchange, Inc., and C&T Pipeline, LLC from SCANA Corp. SCANA Propane Gas, Inc. distributes approximately 20 million gallons annually and services more than 40,000 customers from 22 customer service centers in North and South Carolina. USA Cylinder Exchange, Inc. operates an automated 20-lb. propane cylinder refurbishing and refill center in Hartsville, South Carolina, selling to approximately 1,600 grocery and convenience stores in the Carolinas, Georgia and Tennessee. SCANA Propane Storage, Inc. owns a 60 million gallon storage cavern in Tirzah, South Carolina which is connected to the Dixie Pipeline by the 62 mile propane pipeline owned by C&T Pipeline, LLC. The Partnership borrowed $97,000 under the acquisition facility of its Revolving Credit Agreement to fund the acquisition, consisting of $86,000 for the SCANA assets, $8,600 in acquired working capital and $2,400 in related bank fees. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the accompanying balance sheet reflects a preliminary purchase price allocation to the assets and liabilities based on their estimated fair values, with the balance of $39,163 being recorded as goodwill and amortized over forty years on a straight-line basis.

On December 3, 1999, the Partnership sold 23 customer service centers, principally located in Georgia, for total cash proceeds of $19,400. The Partnership realized a gain of $10,328 as a result of the transaction.

8.       SUBSEQUENT EVENT - COMMON UNIT DISTRIBUTION
--       -------------------------------------------
On July 20, 2000, the Partnership announced a quarterly distribution of $.5250 per Common Unit for the third quarter of fiscal 2000 consisting of the Minimum Quarterly Distribution of $.50 per Common Unit and an additional distribution of $.025 per Common Unit payable on August 8, 2000 to holders of record on July 28, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 24, 2000
--------------------------------
COMPARED TO THREE MONTHS ENDED JUNE 26, 1999
--------------------------------------------

REVENUES

Our revenues increased 26.3% or $32.1 million to $154.0 million for the three months ended June 24, 2000 compared to $121.9 million for the three months ended June 26, 1999. The overall increase is primarily attributable to higher propane costs which resulted in higher sales prices to customers and, to a lesser extent, increases in appliance sales and service revenue. We sold 96.5 million gallons of propane to retail customers as compared to 103.9 million gallons in the corresponding period in fiscal 1999. The decrease was primarily due to the effect of warmer temperatures which was partially offset by retail volumes associated with the SCANA acquisition. Wholesale gallons sold and gallons sold related to price risk management activities increased 54.8% or 16.7 million gallons to 47.3 million gallons, principally resulting from increased market opportunities attributable to a more volatile propane pricing environment.

OPERATING EXPENSES

Operating expenses for the three months ended June 24, 2000 were $52.9 million which is consistent with $52.2 million for the three months ended June 26, 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased 14.6% or $1.1 million to $6.6 million for the three months ended June 24, 2000 compared to $7.7 million for the three months ended June 26, 1999. The decrease is primarily attributable to gains realized on the sale of non-strategic assets.

INCOME (LOSS) BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA

(Loss) before interest expense and income taxes decreased $17.6 million to $(0.4) million in the three months ended June 24, 2000 compared to $(17.9) million in the prior year's third quarter. EBITDA increased $18.7 million to $9.5 million. The prior period reflects $18.9 million of costs incurred in connection with our recapitalization.

Excluding the non-recurring costs from the prior period, (loss) before interest expense and income taxes decreased to a loss of $(0.4) million from income of $1.0 million in the prior period and EBITDA was $9.5 million as compared to $9.6 million in the prior period.

Excluding the non-recurring  costs from the prior period, the decrease in income
(loss) before interest expense and income taxes is primarily attributable to increased depreciation and amortization expenses associated with the SCANA acquisition. EBITDA for the three months ended June 24, 2000 was consistent with the corresponding 1999 period.

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

INTEREST EXPENSE

Net interest expense increased $2.9 million to $10.2 million in the three months ended June 24, 2000 compared with $7.3 million in the prior period's quarter. The increase is primarily attributable to interest expense on borrowings to fund the acquisition of SCANA.

HEDGING

The Partnership engages in hedging transactions to reduce the effect of price volatility on its product costs and to help ensure the availability of propane during periods of short supply. The Partnership is currently a party to propane futures contracts on the New York Mercantile Exchange and enters into agreements to purchase and sell propane at fixed prices in the future. These activities are monitored by management through enforcement of the Partnership's Commodity Trading Policy. Hedging does not always result in increased product margins and the Partnership does not consider hedging activities to be material to operations or liquidity for the three month period ended June 24, 2000.

NINE MONTHS ENDED JUNE 24, 2000
-------------------------------
COMPARED TO NINE MONTHS ENDED JUNE 26, 1999
-------------------------------------------

REVENUES

Our revenues increased 27.8% or $140.2 million to $645.3 million for the nine months ended June 24, 2000 compared to $505.1 million for the nine months ended June 26, 1999. The overall increase is primarily attributable to higher propane costs which resulted in higher sales prices to customers and an increase in the sales of appliances and related products. We sold 428.9 million gallons of propane to retail customers as compared to 436.5 million gallons in the corresponding period in fiscal 1999. The decrease was primarily due to warmer temperatures, which, nationwide were 12% warmer than normal during the 2000 period as compared to 8% warmer than normal during the 1999 period. The effect of warmer temperatures was partially offset, however, by retail volumes associated with the SCANA acquisition. Wholesale gallons sold and gallons sold related to price risk management activities increased 29.2% or 42.2 million gallons to 186.8 million gallons, principally resulting from increased market opportunities attributable to a more volatile propane pricing environment.

OPERATING EXPENSES

Operating expenses increased 5.1% or $8.2 million to $167.6 million for the nine months ended June 24, 2000 compared to $159.4 million for the nine months ended June 26, 1999. The increase in operating expenses is principally attributable to increased payroll and benefit costs resulting from the SCANA acquisition, expansion of retail and service business initiatives and, to a lesser extent, higher vehicle fuel costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased 9.4% or $2.1 million to $20.2 million for the nine months ended June 24, 2000 compared to $22.3 million for the nine months ended June 26, 1999. The decrease is primarily attributable to gains realized on the sale of non-strategic assets and lower expenses for professional services.

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA

Results for the current year period include a $10.3 million gain from the sale of assets. Results for the 1999 period include $18.9 million of recapitalization costs. Excluding these one-time items from both periods, income before interest expense and income taxes decreased $3.4 million to $76.3 million in the nine months ended June 24, 2000 compared to $79.7 million in the corresponding 1999 period. EBITDA, excluding these one-time items, decreased $0.8 million to $105.1 million. The decreases in income before interest expense and income taxes and EBITDA are primarily attributable to increased depreciation and amortization in determining income before interest expense and income taxes, as well as to higher operating expenses, associated principally with the acquisition of SCANA, partially offset by a $5.2 million increase in gross profit resulting from higher appliance and related product sales and installation activities.

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

INTEREST EXPENSE

Net interest expense increased $7.4 million to $29.9 million in the nine months ended June 24, 2000 compared with $22.5 million in the prior period. The increase is primarily attributable to interest expense on borrowings to fund the acquisition of SCANA.

HEDGING

The Partnership engages in hedging transactions to reduce the effect of price volatility on its product costs and to help ensure the availability of propane during periods of short supply. The Partnership is currently a party to propane futures contracts on the New York Mercantile Exchange and enters into agreements to purchase and sell propane at fixed prices in the future. These activities are monitored by management through enforcement of the Partnership's Commodity Trading Policy. Hedging does not always result in increased product margins and the Partnership does not consider hedging activities to be material to operations or liquidity for the nine month period ended June 24, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonal nature of the propane business, cash flows from operating activities are greater during the winter and spring seasons as customers pay for propane purchased during the heating season. For the nine months ended June 24, 2000, net cash provided by operating activities was $47.6 million compared to cash provided by operating activities of $81.1 million in the nine months ended June 26, 1999. The decrease of $33.5 million was primarily due to higher working capital requirements due to the increased cost of propane, coupled with a reduction of $9.2 million in net income after adjusting for non-cash items in both periods.

Net cash used in investing activities was $92.4 million during the nine months ended June 24, 2000 and consisted of acquisition payments of $98.0 million reflecting the SCANA acquisition and capital expenditures of $14.3 million (including $6.1 million for maintenance expenditures and $8.2 million to support the growth of operations), offset by proceeds of $19.9 million from the sales of property, plant and equipment, including 23 customer service centers. Net cash used in investing activities was $9.3 million for the nine months ended June 26, 1999 and consisted of capital expenditures of $7.7 million (including $2.5 million for maintenance expenditures and $5.2 million to support the growth of operations) and acquisition payments of $4.6 million, offset by $3.1 million from the sale of property, plant and equipment. The increase in capital expenditures of $6.6 million is primarily attributable to the installation of new information systems and increased purchases of propane tanks for customers' premises.

Net cash provided by financing activities for the nine months ended June 24, 2000 was $48.3 million, principally reflecting net borrowings to fund the SCANA acquisition partially offset by the Partnership's distributions and repayments of borrowings under our working capital facility. Net cash used in financing activities for the nine months ended June 26, 1999 was $112.1 million, principally reflecting the Partnership's distributions and payments made to fund our recapitalization.

The Partnership has announced that it will make a distribution of $.525 per Unit to its Common Unitholders on August 8, 2000 for the third fiscal quarter of 2000 consisting of the Minimum Quarterly Distribution of $.50 per Common Unit and an additional distribution of $.025 per Common Unit.

The ability of the Partnership to satisfy its future obligations will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. Based on its current cash position, available Bank Credit Facilities and expected cash flow from operating activities, the Partnership expects to have sufficient funds to meet its obligations and working capital needs, and pay distributions at the current level for the next twelve months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

As of June 24, 2000, the Partnership was party to propane forward and option contracts with various third parties and futures traded on the New York Mercantile Exchange ("NYMEX"). Forward and future contracts provide that the Partnership sell or acquire propane at a fixed price at fixed future dates. An option contract allows, but does not require its holder to buy or sell propane at a specified price during a specified time period; the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of propane to the respective party or are settled by the payment of a net amount equal to the difference between the then current price of propane and the fixed contract price. The contracts are entered into in anticipation of market movements and to manage and hedge exposure to fluctuating propane prices.

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

SENSITIVITY ANALYSIS

In an effort to estimate the exposure of unfavorable market price movements, a sensitivity analysis of open positions as of June 24, 2000 was performed. Based on this analysis, a hypothetical 10% adverse change in market prices for each of the future months for which an option, future and/or forward contract exists indicates a potential loss in future earnings of $1.3 million as of June 24, 2000.

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

                  (a)      Exhibits
                           (27)  Financial Data Schedule

                  (b)      Reports on Form 8-K
                           None.

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY
AUTHORIZED:











                         SUBURBAN PROPANE PARTNERS, L.P.



DATE:  AUGUST 7 , 2000      BY   /S/ EDWARD J. GRABOWIECKI
                            ------------------------------
                            EDWARD J. GRABOWIECKI
                            VICE PRESIDENT, CONTROLLER AND
                            CHIEF ACCOUNTING OFFICER