Form 10-K
period 2000-09-30
SUBURBAN PROPANE PARTNERS LP
filed 2000-12-20
CIK 1005210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

The aggregate market value as of December 15, 2000 of the Registrant's Common Units held by non-affiliates of the Registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($19.8125 /unit), was approximately $486,752,500. On December 15, 2000 there were outstanding 24,631,287 Common Units.

Documents Incorporated by Reference:  None

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                     PART I
                                                                            PAGE
                                                                            ----

ITEM   1.  BUSINESS....................................................      1
ITEM   2.  PROPERTIES..................................................      5
ITEM   3.  LEGAL PROCEEDINGS...........................................      6
ITEM   4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      6

                                     PART II

ITEM   5.  MARKET FOR THE REGISTRANT'S UNITS AND
           RELATED UNITHOLDER MATTERS..................................      7

ITEM   6.  SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA............      8
ITEM   7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............      9
ITEM   7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK.................................................      17
ITEM   8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................      18
ITEM   9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.........................      18

                                    PART III

ITEM   10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........      19
ITEM   11. EXECUTIVE COMPENSATION......................................      21
ITEM   12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT..............................................      26
ITEM   13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............      27

                                     PART IV

ITEM   14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K.........................................      29

Signatures.............................................................      31

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

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Suburban Propane Partners, L.P. (the "Partnership"), a publicly traded Delaware limited partnership, is engaged, through subsidiaries, in the retail and wholesale marketing of propane and related appliances and services. Based upon propane industry statistics, the Partnership is the third largest retail marketer of propane in the United States, serving more than 750,000 active residential, commercial, industrial and agricultural customers from approximately 350 customer service centers in over 40 states as of September 30, 2000. The Partnership's operations are concentrated in the east and west coast regions of the United States. The retail propane sales volume of the Partnership was approximately 524 million gallons during the fiscal year ended September 30, 2000. In addition, the Partnership sold approximately 286 million gallons of propane at wholesale to large industrial end users and other propane distributors during the year. Based on industry statistics for calendar year 1999, the Partnership believes that its retail propane sales volume constitutes approximately 6% of the domestic retail market for propane.

     The Partnership conducts its business principally through its subsidiary, Suburban Propane, L.P., a Delaware limited partnership (the "Operating Partnership" and, together with the Partnership, the "Partnerships"). The Partnership and the Operating Partnership were formed in 1995 to acquire and operate the propane business and assets of Suburban Propane, a division of Quantum Chemical Corporation, (the "Predecessor Company") then owned by Hanson PLC. The Predecessor Company had been continuously engaged in the retail propane business since 1928 and had been owned by Quantum since 1983. In addition, Suburban Sales and Service, Inc. (the "Service Company"), a subsidiary of the Operating Partnership, was formed in 1995 to acquire and operate the service work and appliance and propane equipment parts businesses of the Predecessor Company. The Partnership, the Operating Partnership, the Service Company and a corporate entity engaged in retail operations subsequently acquired by the
Operating  Partnership,   Gas  Connection,  Inc.  (the  "Retail  Company"),  are
collectively referred to hereinafter as the "Partnership Entities". The Partnership, Operating Partnership and the Service Company commenced operations on March 5, 1996 upon consummation of an initial public offering of common units representing limited partner interests in the Partnership ("Common Units"), the private placement of $425.0 million aggregate principal amount of Senior Notes and the transfer of all the propane assets (excluding the net accounts receivable balance) of the Predecessor Company to the Operating Partnership and Service Company.

BUSINESS STRATEGY

     The Partnership's business strategy is to extend and consolidate its presence in strategically attractive markets, primarily through the acquisition of other propane distributors. During the past three fiscal years, the Partnership acquired seven retail propane distributors and two retail distributors of gas appliances, parts and related products at a total cost of $11.4 million. In addition, in November 1999, the Partnership acquired the propane operations of a group of affiliated companies in the southeastern United States for a total cost of approximately $97.0 million. The operations acquired in November 1999 included:

     o A propane distributor supplying approximately 20 million gallons annually from 22 service centers to more than 40,000 retail customers in North and South Carolina,
     o a propane cylinder refurbishing and refilling center serving approximately 1,600 grocery and convenience stores in the Carolinas, Georgia and Tennessee,
     o   a 60 million gallon propane storage cavern in South Carolina,  and
     o   a 62-mile pipeline linking the storage cavern to the Dixie Pipeline.

     Because of the seasonal nature of the propane business and the impact on earnings and cash flow, the Partnership also seeks to acquire and develop
related   retail  and  service   business   lines  that  can  benefit  from  the
Partnership's infrastructure and national presence. In February 1999, the Partnership purchased Gas Connection, Inc., a small company with five retail stores in the area surrounding Portland, Oregon, that sells and installs natural gas and propane gas grills, fireplaces and related accessories and supplies. It is the Partnership's intention for Gas Connection to provide a solid platform on which to build a retail network that will complement its core propane operations. As of September 30, 2000, the Partnership was operating ten Gas Connection stores and plans to open additional stores throughout the northeast and northwest regions.

     In conjunction with its acquisition strategy, the Partnership continuously evaluates its existing facilities to identify opportunities to optimize its return on assets by selectively divesting marginally profitable operations in slower growing markets. For example, in December 1999, the Partnership sold 23 of its service centers, principally located in Georgia, for total cash proceeds of approximately $19.4 million.

     The Partnership is also exploring new methods to market propane. On July 26, 2000, the Partnership announced that it would offer propane and related services to businesses and consumers through a relationship with Essential.com, which provides one-stop shopping for a broad range of energy and communications services.

     The Partnership also plans to continue to pursue internal growth of its existing operations by acquiring new customers, retaining more of its existing customers and selling additional products and services to customers. The Partnership employs a nationwide sales organization and has a comprehensive customer retention program. By retaining more of its existing customers and continuing to seek new customers, the Partnership believes it can increase its customer base and improve its profitability.

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

     Propane is extracted from natural gas or oil wellhead gas at processing plants or separated from crude oil during the refining process. Propane is normally transported and stored in a liquid state under moderate pressure or refrigeration for ease of handling in shipping and distribution. When the pressure is released or the temperature is increased, it is usable as a flammable gas. Propane is both colorless and odorless with an odorant added to allow for its detection. Propane is clean burning, producing negligible amounts of pollutants when consumed.

     Based upon information provided by the Energy Information Agency, propane accounts for approximately three percent of household energy consumption in the United States. Propane competes primarily with electricity, natural gas and fuel oil as an energy source, principally on the basis of price, availability and portability.

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


     In addition to competing with alternative energy sources, the Partnership competes with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry publications, the Partnership believes that the 10 largest retailers, including the Partnership, account for approximately 40% of the total retail sales of propane in the United States. Based on industry statistics, the Partnership believes that its retail sales volume constitutes approximately 6% of the domestic retail market for propane. Most of the Partnership's retail distribution branches compete with five or more marketers or distributors. Each retail distribution outlet operates in its own competitive environment because retail marketers tend to locate in close proximity to customers in order to lower the cost of providing service. The typical retail distribution outlet generally has an effective marketing radius of approximately 50 miles although in certain rural areas the marketing radius may be extended by a satellite office.

PRODUCTS, SERVICES AND MARKETING

     The Partnership distributes propane through a nationwide retail distribution network consisting of approximately 350 customer service centers in over 40 states as of September 30, 2000. The Partnership's operations are concentrated in the east and west coast regions of the United States. In fiscal 2000, the Partnership served more than 750,000 active customers. Approximately two-thirds of the Partnership's retail propane volume has historically been sold during the six-month peak heating season from October through March, as many customers use propane for heating purposes. Typically, customer service centers are found in suburban and rural areas where natural gas is not readily available. Generally, such locations consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. Most of the Partnership's residential customers receive their propane supply pursuant to an automatic delivery system which eliminates the customer's need to make an affirmative purchase decision. From its customer service centers and stand alone retail centers, the Partnership also sells, installs and services equipment related to its propane distribution business, including heating and cooking appliances, hearth products and supplies and, at some locations, propane fuel systems for motor vehicles.

     The Partnership sells propane primarily to six markets: residential, commercial, industrial (including engine fuel), agricultural, other retail users and wholesale. Approximately 64.7% of the gallons sold by the Partnership in fiscal 2000 were to retail customers: 39.8% to residential customers, 24.5% to commercial customers, 14.0% to industrial customers (including 11.0% to engine fuel customers), 6.1 % to agricultural customers and 15.6% to other retail users. The balance of approximately 35.3% were for risk management activities and wholesale customers. Sales to residential customers in fiscal 2000 accounted for approximately 52.0% of the Partnership's gross profit on propane sales, reflecting the higher-margin nature of this segment of the market. No single customer accounted for 10% or more of the Partnership's revenues during fiscal year 2000.

     Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,200 gallons of propane, into a stationary storage tank on the customer's premises. The capacity of these tanks ranges from approximately 100 gallons to approximately 1,200 gallons, with a typical tank having a capacity of 300 to 400 gallons. The Partnership also delivers propane to retail customers in portable cylinders, which typically have a capacity of 5 to 35 gallons. When these cylinders are delivered to customers, empty cylinders are picked up for replenishment at the Partnership's distribution locations or are refilled in place. The Partnership also delivers propane to certain other bulk end users of propane in larger trucks known as transports (which have an average capacity of approximately 9,000 gallons). End-users receiving transport deliveries include industrial customers, large-scale heating accounts, such as local gas utilities which use propane as a supplemental fuel to meet peak load deliverability requirements, and large agricultural accounts which use propane for crop drying. Propane is generally transported from refineries, pipeline terminals, storage facilities (including the Partnership's storage facilities in Hattiesburg, Mississippi, Elk Grove, California and Tirzah, South Carolina), and coastal terminals to the Partnership's customer service centers by a combination of transport trucks, common carriers, owner-operators and railroad tank cars. (See
Item 2 of this Report.)

     In its wholesale operations, the Partnership principally sells propane to large industrial end-users and other propane distributors. This market segment includes customers who use propane to fire furnaces, as a cutting gas and in other process applications. Due to the volatile propane pricing environment encountered during fiscal 2000, the Partnership experienced an increase in wholesale volumes associated with increased market opportunities.

PROPANE SUPPLY

     The Partnership's propane supply is purchased from over 100 oil companies and natural gas processors at more than 150 supply points located in the United States and Canada. The Partnership also makes purchases on the spot market. The Partnership purchased over 97% of its propane supplies from domestic suppliers during fiscal 2000. Most of the propane purchased by the Partnership in fiscal 2000 was purchased pursuant to one year agreements subject to annual renewal, but the percentage of contract purchases may vary from year to year as determined by the Partnership. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on such market prices. Some of these agreements provide maximum and minimum seasonal purchase guidelines. The Partnership uses a number of interstate pipelines, as well as railroad tank cars, delivery trucks, common carriers and owner operators to transport propane from suppliers to storage and distribution facilities.

     Supplies of propane from the Partnership's sources historically have been readily available. In the fiscal year ended September 30, 2000, Enterprise Products Operating L.P. ("Enterprise") provided approximately 14% of the Partnership's total domestic propane supply. The Partnership believes that, if supplies from Enterprise were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations. Aside from Enterprise, no single supplier provided more than 10% of the Partnership's total domestic propane supply in the fiscal year ended September 30, 2000.

     The Partnership's product procurement and price risk management group seeks to reduce the effect of price volatility on the Partnership's product costs and to help insure the availability of propane during periods of short supply. The Partnership is currently a party to propane futures transactions on the New York Mercantile Exchange and to forward and option contracts with various third parties to purchase and sell product at fixed prices in the future. These activities are monitored by management through enforcement of the Partnership's Commodity Trading Policy. (See Item 7A of this Report.)

     The Partnership operates large storage facilities in Mississippi, California and South Carolina and smaller storage facilities in other locations and has rights to use storage facilities in additional locations. The majority of the storage capacity in California and South Carolina is currently leased to third parties. The Partnership's storage facilities allow the Partnership to buy and store large quantities of propane during periods of low demand, which generally occur during the summer months. The Partnership believes its storage facilities help ensure a more secure supply of propane during periods of intense demand or price instability.

TRADEMARKS AND TRADENAMES

     The Partnership utilizes a variety of trademarks and tradenames which it owns, including "Suburban Propane". The Partnership regards its trademarks, tradenames and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products.

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

     Future developments, such as stricter environmental, health or safety laws and regulations thereunder, could affect Partnership operations. The Partnership anticipates that compliance with or liabilities under environmental, health and safety laws and regulations, including CERCLA, will not have a material adverse effect on the Partnership. To the extent that there are any environmental liabilities unknown to the Partnership or environmental, health or safety laws or regulations are made more stringent, there can be no assurance that the Partnership's results of operations will not be materially and adversely affected.

EMPLOYEES

     As of September 30, 2000 the Partnership had 3,247 full time employees, of whom 315 were general and administrative (including fleet maintenance personnel), 40 were transportation and product supply and 2,892 were customer service center employees. As of September 30, 2000, 150 of such employees are represented by 9 different local chapters of labor unions. The Partnership believes that its relations with both its union and non-union employees are satisfactory. From time to time, the Partnership hires temporary workers to meet peak seasonal demands.


ITEM 2. PROPERTIES.

     As of September 30, 2000, the Partnership owned approximately 68% of its customer service center and satellite locations and leased the balance of its retail locations from third parties. In addition, the Partnership owns and operates a 187 million gallon underground storage facility in Hattiesburg, Mississippi, a 22 million gallon refrigerated, above-ground storage facility in Elk Grove, California and a 60 million gallon underground storage cavern in Tirzah, South Carolina.

     The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2000, the Partnership had a fleet of 16 transport truck tractors, of which 13 are owned by the Partnership, and 327 railroad tank cars, all of which are leased by the Partnership. In addition, the Partnership utilizes 1,278 bobtail and rack trucks, of which 58% are owned by the Partnership, and 1,418 other delivery and service vehicles, of which 47% are owned by the Partnership. Vehicles that are not owned by the Partnership are leased. As of September 30, 2000, the Partnership owned 919,692 customer storage tanks with typical capacities of 100 to 500 gallons and 103,020 portable cylinders with typical capacities of 5 to 10 gallons.



ITEM 3. LEGAL PROCEEDINGS.

LITIGATION

      The Partnership's operations are subject to all operating hazards and risks normally incidental to handling, storing, and delivering combustible liquids such as propane. As a result, the Partnership has been, and will continue to be, a defendant in various legal proceedings and litigation arising in the ordinary course of business. The Partnership is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. The Partnership believes that the self-insured retentions and coverage it maintains are reasonable and prudent. Although any litigation is inherently uncertain, based on past experience, the information currently available to it, and the amount of its self-insurance reserves for known and unasserted self-insurance claims (which was approximately $25.6 million at September 30, 2000), the Partnership does not believe that these pending or threatened litigation matters, or known claims or known contingent claims, will have a material adverse effect on its results of operations or its financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of security holders of the Partnership, through the solicitation of proxies or otherwise, during the fourth fiscal quarter of the year ended September 30, 2000.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNITHOLDER
        MATTERS.

     The Common Units, representing limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange under the symbol SPH. As of December 15, 2000, there were 1,028 registered Common Unitholders of record. The following table sets forth, for the periods indicated, the high and low sale prices per Common Unit, as reported on the New York Stock Exchange, and the amount of cash distributions paid per Common Unit.

                            Common Unit Price Range      Cash Distribution Paid
                            -----------------------      ----------------------

                               High         Low
                               ----         ---
1999 Fiscal Year
----------------
First Quarter                  $19.94       $17.13             $0.5000
Second Quarter                  20.13        18.00              0.5000
Third Quarter                   20.50        17.94              0.5125
Fourth Quarter                  20.75        19.00              0.5125


2000 Fiscal Year
----------------
First Quarter                  $20.63       $16.50             $0.5250
Second Quarter                  20.00        16.44              0.5250
Third Quarter                   20.13        18.38              0.5250
Fourth Quarter                  22.06        19.56              0.5375


2001 Fiscal Year
----------------
First Quarter
(through December 15, 2000)    $22.00       $19.00                -

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

     The Partnership is a publicly traded limited partnership that is not subject to federal income tax. Instead, partners are required to report their allocable share of the Partnership's earnings or loss, regardless of whether the Partnership makes distributions.

ITEM 6. SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA.

      The following table presents selected condensed consolidated historical financial data of the Partnership and the Predecessor Company. The selected condensed consolidated historical data is derived from the audited financial statements of the Partnership and Predecessor Company. The amounts in the table below, except per Unit data, are in thousands.


                                                                                                             Predecessor
                                                                  Partnership (a)                            Company
                                                                                                             -------------
                                                                                                  March 5,    October 1,
                                      Year Ended     Year Ended     Year Ended     Year Ended       1996         1995
                                     -----------------------------------------------------------  through      through
                                        Sept 30,       Sept 25,       Sept 26,       Sept 27,     Sept 28,     March 4,
                                          2000           1999           1998           1997         1996         1996
                                          ----           ----           ----           ----         ----         ----
Statement of Operations Data
Revenues ...........................   $ 836,829      $ 619,778      $ 667,287      $ 771,131    $ 323,947    $ 383,999
Depreciation and
Amortization .......................      38,772         34,906         36,531         37,307       21,046       14,816
Restructuring Charge ...............        --             --             --            6,911        2,340         --
Recapitalization Cost ..............        --           18,903           --             --           --           --
Gain on Sale of Assets .............      10,328           --             --             --           --           --
Income (Loss) Before Interest
Expense and  Income Taxes ..........      79,560         53,272         68,814         47,763       (3,464)      61,796
Interest Expense, Net ..............      40,794         30,765         30,614         33,979       17,171         --
Provision for Income Taxes .........         234             68             35            190          147       28,147
Net Income (Loss) ..................      38,532         22,439         38,165         13,594      (20,782)      33,649
Net Income (Loss) per Unit (b) .....   $    1.70      $    0.83      $    1.30      $    0.46    $   (0.71)        --

Balance Sheet Data (c)
(end of period)
Current Assets .....................   $ 122,160      $  78,637      $ 132,781      $ 104,361    $ 120,692
Total Assets .......................     771,116        659,220        729,565        745,634      776,651
Current Liabilities ................     131,461        103,006         91,550         96,701      101,826
Long-term Debt .....................     517,219        427,634        427,897        427,970      428,229
Other Long-term liabilities ........      60,607         60,194         62,318         79,724       81,917
Partners' Capital - General Partner        1,866          2,044         24,488         12,830        3,286         --
Partners' Capital - Limited Partners      58,474         66,342        123,312        128,409      161,393         --

Statement of Cash
Flows Data
Cash Provided by
(Used in)
  Operating Activities .............   $  59,467      $  81,758      $  70,073      $  58,848    $  62,961    $  (3,765)
  Investing Activities .............   $ (99,067)     $ (12,241)     $   2,900      $ (20,709)   $ (30,449)   $ (21,965)
  Financing Activities .............   $  42,853      $(120,944)     $ (32,490)     $ (37,734)   $ (13,786)   $  25,799

Other Data
EBITDA (d) .........................   $ 118,332      $  88,178      $ 105,345      $  85,070    $  17,582    $  76,612
Capital Expenditures (e)
Maintenance and growth .............   $  21,250      $  11,033      $  12,617      $  24,888    $  16,089    $   9,796
Acquisitions .......................   $  98,012      $   4,768      $   4,041      $   1,880    $  15,357    $  13,172
Retail Propane
   Gallons Sold ....................     523,975        524,276        529,796        540,799      257,029      309,871


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

(c) Balances as of September 30, 2000 include those relating to the November 1999 acquisition of SCANA, where applicable.

(d) EBITDA (earnings before interest, taxes, depreciation and amortization) is defined as income (loss) before interest expense and income taxes plus depreciation and amortization. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with or superior to generally accepted accounting principles, but provides additional information for evaluating the Partnership's ability to pay the Minimum Quarterly Distribution.

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

GENERAL

     The Partnership's retail propane business consists primarily of transporting propane purchased on a year-to-year contract basis and in the spot market, mainly from major oil companies, to its retail distribution outlets and then to storage tanks located on its customers' premises. In the Partnership's wholesale operations, it sells propane to large industrial end-users and other propane distributors.

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

RISK MANAGEMENT

     The Partnership engages in hedging transactions to reduce the effect of price volatility on its product costs and to help ensure the availability of propane during periods of short supply. The Partnership is currently a party to propane futures contracts on the New York Mercantile Exchange and enters into forward and option agreements to purchase and sell propane at fixed prices in the future. These activities are monitored by management through enforcement of the Partnership's Commodity Trading Policy. Hedging does not always result in increased product margins and the Partnership does not consider hedging activities to be material to operations or liquidity for the years ended September 30, 2000 and September 25, 1999. For additional information, see Item 7A of this Report.

SELECTED QUARTERLY FINANCIAL DATA

     Due to the seasonality of the retail propane business, first and second quarter revenues and earnings are consistently greater than the comparable third and fourth quarter results. The following presents the Partnership's selected quarterly financial data for the last two fiscal years.


Fiscal 2000 (unaudited) (in thousands, except per Unit amounts)

                                   First Quarter   Second Quarter   Third Quarter   Fourth Quarter   Fiscal 2000
                                   -------------   --------------   -------------   --------------   -----------
Revenues                              $200,462         $290,880        $153,959         $191,528      $836,829
Gain on Sale of Assets                  10,328            --              --               --           10,328
Income (Loss) Before Interest
  Expense and Income Taxes              37,411           49,619            (385)          (7,085)       79,560
Net Income (Loss)                       27,991           39,305         (10,699)         (18,065)       38,532
Net Income (Loss) per Unit                1.23             1.73            (.47)            (.79)         1.70
EBITDA(a)                               46,417           59,503           9,480            2,932       118,332
Retail Gallons Sold                    140,516          191,865          96,483           95,111       523,975



Fiscal 1999 (unaudited) (in thousands, except per Unit amounts)

                                   First Quarter   Second Quarter   Third Quarter   Fourth Quarter   Fiscal 1999
                                   -------------   --------------   -------------   --------------   -----------
Revenues                              $161,216         $221,978        $121,905         $114,679      $619,778
Recapitalization Costs                   --               --            (18,903)           --          (18,903)
Income (Loss) Before Interest
  Expense and Income Taxes              23,963           54,777         (17,948)          (7,520)       53,272
Net Income (Loss)                       16,370           47,161         (25,293)         (15,799)       22,439
Net Income (Loss) per Unit                 .56             1.61            (.93)            (.70)          .83
EBITDA (a)                              32,745           63,507          (9,259)           1,185        88,178
Retail Gallons Sold                    137,603          195,045         103,893           87,735       524,276


(a) EBITDA (earnings before interest, taxes, depreciation and amortization) is calculated as income (loss) before interest expense and income taxes plus depreciation and amortization. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with or superior to generally accepted accounting principles, but provides additional information for evaluating the Partnership's ability to pay the Minimum Quarterly Distribution. Because EBITDA excludes some, but not all, items that affect net income and this measure may vary among companies, the EBITDA data presented above may not be comparable to similarly titled measures of other companies.

RESULTS OF OPERATIONS

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999
---------------------------------------------

     Results for fiscal 2000 include a $10.3 million gain on the sale of assets. Results for fiscal 1999 reflect costs of $18.9 million resulting from the Partnership's recapitalization. Fiscal 2000 includes 53 weeks of operations compared to 52 weeks in the prior year.

     REVENUES. Revenues increased $217.1 million or 35.0% to $836.8 million in fiscal 2000 compared to $619.8 million in fiscal 1999. Revenues from retail propane activities increased $117.9 million or 24.0% to $609.5 million in fiscal 2000 compared to $491.6 million in fiscal 1999. This increase is primarily attributable to higher product costs which resulted in higher selling prices.

     Temperatures during fiscal 2000 were 12% warmer than normal and 4% warmer than fiscal 1999, as reported by National Oceanic and Atmospheric Administration ("NOAA"). Temperatures during October through March of the fiscal 2000 heating season were one of the warmest on record with temperatures being 13% warmer than normal and 4% warmer than the prior year period.

     Retail gallons sold remained consistent with fiscal 1999 amounting to 524.0 million gallons in fiscal 2000 compared to 524.3 million gallons in fiscal 1999.

     Revenues from wholesale and risk management activities increased $91.7 million or 174.3% to $144.4 million in fiscal 2000 compared to $52.7 million in fiscal 1999. This increase is attributed to increased wholesale activity principally resulting from increased market opportunities attributable to a more volatile propane pricing environment.

     Other revenues increased 9.8% or $7.4 million to $82.9 million in fiscal 2000 compared to $75.5 million in fiscal 1999. The increase is attributable to higher sales of gas grills, fireplaces and related parts and an increase in service/installation revenues associated with several retail growth initiatives.

     OPERATING  EXPENSES.  Operating expenses increased 6.6% or $13.8 million to

$224.0 million in fiscal 2000 compared to $210.2 million in fiscal 1999. The increase in operating expenses is principally attributable to increased payroll and benefit costs reflecting the acquisition of SCANA, continued expansion of retail and service business initiatives, an additional week of operations in fiscal 2000 and to a lesser extent, higher vehicle fuel costs.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 11.1% or $3.9 million to $38.8 million compared to $34.9 million in fiscal 1999. The increase is attributable to additional assets associated with the SCANA acquisition.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $0.7 million or 2.5% to $28.6 million in fiscal 2000 compared to $29.4 million in the prior year. The decrease in general and administrative expenses is primarily attributable to gains realized on the sale of non-strategic assets and lower expenses for professional services.

     GAINS ON SALE OF ASSETS. Results for fiscal 2000 reflect a gain of $10.3 million associated with the sale of 23 customer service centers principally located in Georgia in December 1999. Total cash proceeds in connection with the sale amounted to approximately $19.4 million.

     RECAPITALIZATION COSTS. Results for fiscal 1999 reflect expenses of $18.9 million incurred in connection with the Partnership's recapitalization transactions. Approximately $7.6 million of the recapitalization costs represent amounts paid for financial advisory fees, proxy solicitation fees, legal, accounting and tax service fees and $1.0 million paid to Millennium to extend the scheduled closing date for the Recapitalization. The $7.6 million includes approximately $0.3 million of expenses paid for purchase of the Former General Partner's interests. Approximately $11.3 million of the recapitalization costs reflect compensation expense recognized upon accelerated vesting of 673,165 issued and outstanding Restricted Units on the closing date of the Recapitalization pursuant to the change of control provisions of the Restricted Unit Plan. The Partnership also incurred approximately $1.8 million in fees and expenses to amend its Senior Note Agreement. Such amount has been deferred and is being amortized over the remaining term of the Senior Notes.

     INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA. Results for the fiscal year 2000 include a $10.3 million gain on the sale of assets. Results for the fiscal year 1999 include $18.9 million of recapitalization costs. Excluding these one-time items from both periods, income before interest expense and income taxes decreased 4.1% or $2.9 million to $69.2 million compared to $72.2 million in the prior period. EBITDA, excluding the one-time items from both periods, increased 0.9% or $0.9 million to $108.0 million compared to $107.1 million in the prior period.

     The decrease in income before interest expense and income taxes is primarily attributable to increased depreciation and amortization associated with the SCANA acquisition, partially offset by higher income associated with the SCANA acquisition and lower general and administrative expenses. The increase in EBITDA is principally attributable to higher income associated with the SCANA acquisition and lower general and administrative expenses. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution.

     INTEREST EXPENSE. Net interest expense increased 32.6% or $10.0 million to $40.8 million compared to $30.8 million in the prior year. The increase is due to interest expense on borrowings to fund the SCANA acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

     Due to the seasonal nature of the propane business, cash flows from operating activities are greater during the winter and spring seasons as customers pay for propane purchased during the heating season. In fiscal 2000, net cash provided by operating activities decreased $22.3 million to $59.5 million compared to $81.8 million in fiscal 1999. The decrease is primarily due to higher working capital requirements principally reflected in increased accounts receivable, inventory and accounts payable due to the increased cost of propane in fiscal 2000, coupled with lower net income of $9.7 million, after adjusting for non-cash items (depreciation and amortization, gains on disposal of assets and recapitalization costs) in both periods. The lower net income, after adjusting for non-cash items, primarily results from increased interest expense associated with borrowings to fund the SCANA acquisition.

     Net cash used in investing activities was $99.1 million in fiscal 2000, reflecting $21.3 million in capital expenditures (including $7.5 million for maintenance expenditures and $13.8 million to support the growth of operations) and $98.0 million of acquisition payments, including $97.0 million for the acquisition of SCANA, offset by net proceeds of $20.2 million from the sale of property, plant and equipment, including 23 customer service centers. Net cash provided by investing activities was $12.2 million in fiscal 1999, consisting of capital expenditures of $11.0 million (including $3.2 million for maintenance expenditures and $7.8 million to support the growth of operations) and acquisition payments of $4.8 million, offset by proceeds from the sale of property and equipment of $3.6 million. The increase of $10.2 million in capital expenditures during fiscal 2000, as compared to fiscal 1999, is attributable to higher information system expenditures related to the replacement and expansion of internal information systems and higher expenditures for customer tanks associated with new customer installations.

     Net cash provided by financing activities for fiscal 2000 was $42.9 million, reflecting $89.7 million in borrowings to fund the SCANA acquisition and $3.8 million of net working capital borrowings under the Partnership's Bank Credit Facilities offset by $47.4 million in Partnership distributions and $3.1 million of expenses to amend the Partnership's Bank Credit Facilities.

     In fiscal 1999, net cash provided by operating activities increased $11.7 million to $81.8 million compared to $70.1 million in fiscal 1998. The increase was primarily due to higher net income of $8.3 million, after excluding the non-recurring Recapitalization costs of $18.9 million in fiscal 1999 and the $5.1 million gain on the sale of an investment in fiscal 1998, and favorable changes in operating assets and liabilities of $4.2 million, partially offset by lower depreciation and amortization of $1.6 million. Changes in operating assets and liabilities included an increase in accounts payable of $15.2 million primarily attributable to changes in the timing and payment terms on propane purchases partially offset by decreases in accounts receivable of $5.3 million inventories of $1.7 million and prepaid expenses of $2.3 million.

     Net cash used in financing activities for fiscal 1999 was $120.9 million, reflecting $69.0 million paid to the Former General Partner to redeem all outstanding Subordinated Units and APUs, $9.4 million of recapitalization costs, $2.1 million of net working capital borrowings under the Partnership's Bank Credit Facilities and $44.6 million in Partnership distributions.

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

     As of September 30, 2000, the Partnership had available a $175.0 million Revolving Credit Agreement with a syndicate of banks led by First Union National Bank as Administrative Agent. The Revolving Credit Agreement consists of a $100.0 million acquisition facility and a $75.0 million working capital facility which expire on March 31, 2001. The Revolving Credit Agreement provides the Partnership, at the Partnership's option, the right to extend the expiration date from March 31, 2001 to December 31, 2001 provided that the maximum ratio of consolidated total indebtedness to EBITDA (as defined in the Revolving Credit Agreement) will decrease from 5.10 to 1.00 to 4.75 to 1.00 during the nine month extension period. Borrowings under the acquisition facility and the working capital facility were $90.0 million and $6.5 million, respectively, as of September 30, 2000. Borrowings under the acquisition facility represent amounts outstanding to fund the SCANA acquisition.

     The Senior Note Agreement and the Revolving Credit Agreement contain various restrictive and affirmative covenants applicable to the Operating Partnership, including (a) maintenance of certain financial tests, (b) restrictions on the incurrence of additional indebtedness, and (c) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Operating Partnership was in compliance with all covenants and terms as of September 30, 2000. The Partnership intends to exercise its option to extend the Revolving Credit Agreement to December 31, 2001 or replace the existing Revolving Credit Agreement with a new facility with more favorable restrictive and affirmative covenants prior to March 31, 2001.

     On October 17, 2000, the Partnership sold 2.175 million Common Units in a public offering at a price of $21.125 per unit realizing proceeds of $43.5 million, net of underwriting commissions and any other offering expenses. On November 14, 2000, following the underwriters partial exercise of its over-allotment option, the Partnership sold an additional 177,700 Common Units at the same price, generating net proceeds of $3.6 million. These transactions increased the total number of Common Units outstanding to 24.632 million. The aggregate proceeds of $47.1 million were applied to reduce outstanding Revolving Credit borrowings.

     The Partnership will make distributions in an amount equal to all of its Available Cash approximately 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. The Partnership has made distributions of $.5250 per Unit to its Common Unitholders for each of the first three quarters of fiscal 2000 and a distribution of $.5375 per Unit for the fourth fiscal quarter of fiscal 2000 consisting of $.50 in Minimum Quarterly Distribution and an additional distribution of $.025 during the first three quarters of fiscal 2000 and $.0375 per Common Unit for the fourth quarter of fiscal 2000.

     The Partnership's anticipated cash requirements for fiscal 2001 include maintenance and growth capital expenditures of approximately $19.1 million for the repair and replacement of property, plant and equipment, approximately $38.3 million of interest payments on the Senior Notes and the Revolving Credit Agreement and approximately $53.9 million in Minimum Quarterly Distributions and additional distributions to its Common Unitholders and General Partner during fiscal 2001. Based on its current cash position, availability under the Revolving Credit Agreement and expected cash from operating activities, the Partnership expects to have sufficient funds to meet these obligations for fiscal 2001, as well as all of its current obligations and working capital needs during fiscal 2001.

THE RECAPITALIZATION

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

     On May 26, 1999, after receiving Unitholder approval, the Partnership completed a recapitalization (the "Recapitalization"), pursuant to which the Partnership simplified its capital structure by, among other things, redeeming all 7,163,750 outstanding Subordinated Units and all 220,000 outstanding APUs, all of which were owned by the Former General Partner, for a total price of $69.0 million in cash. In connection with the Recapitalization, the Partnership's Distribution Support Agreement with the Former General Partner was terminated and replaced with a $21.6 million liquidity arrangement provided by the Partnership under the Operating Partnership's Amended and Restated Credit Agreement. The quarterly distribution was increased and the size of the Board of Supervisors was reduced from seven to five members, with the three supervisors elected by holders of Common Units representing a majority of the Board.

     In addition, the Former General Partner sold its entire general partner interests in the Partnership and the Operating Partnership, including its incentive distribution rights in the Partnership ("IDRs"), to Suburban Energy Services Group LLC, a new entity owned by senior management of the Partnership (the "Successor General Partner"), for a total price of $6.0 million. The Successor General Partner assumed the rights and duties of the Former General Partner under the partnership agreements of the Partnership and the Operating Partnership and was substituted as the new general partner of the Partnership and the Operating Partnership. In connection with the Recapitalization and the substitution of the Successor General Partner, the IDRs were amended to reduce the Successor General Partner's right to receive distributions in excess of the Minimum Quarterly Distribution and the Board of Supervisors was given the right to convert the IDRs to Common Units after the fifth anniversary of the Recapitalization. The Partnership Agreement and the Operating Partnership Agreement were amended to permit and effect the Recapitalization and the substitution of the Successor General Partner.

NEW ACCOUNTING STANDARDS

      In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Statement No. 133, as amended by Statement No. 137 and Statement No. 138, requires entities to record derivatives as assets or liabilities on the balance sheet based on their fair value and any subsequent changes in the fair values of contracts must be recorded in income, unless the contracts qualify as hedges. Contracts qualifying for hedge accounting would have changes in fair values reported as a component of comprehensive income (equity). The Partnership will adopt Statement No. 133 effective with the first fiscal quarter of 2001, as required. Management has determined that the Partnership's derivative contracts do not qualify for hedge accounting and will mark-to-market its derivatives through income. Based on the Partnership's derivatives outstanding on September 30, 2000, the transition amount required to be recognized upon adoption of Statement No. 133 on October 1, 2000 will not be significant to the Partnership. However, changes to the contracts outstanding after that date will cause volatility in earnings.

      In fiscal 2000, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition", ("SAB 101"). SAB 101, and its subsequent amendments, summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be implemented by the Partnership in fiscal year 2001 and management does not anticipate the implementation will be significant to the Partnership.




ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 30, 2000, the Partnership was party to propane forward and option contracts with various third parties and futures traded on the New York Mercantile Exchange ("NYMEX"). Forward and future contracts provide that the Partnership sell or acquire propane at a fixed price at fixed future dates. An option contract allows, but does not require its holder to buy or sell propane at a specified price during a specified time period; the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of propane to the respective party or are settled by the payment of a net amount equal to the difference between the then current price of propane and the fixed contract price. The contracts are entered into in anticipation of market movements and to manage and hedge exposure to fluctuating propane prices as well as to help ensure the availability of propane during periods of high demand.

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

SENSITIVITY ANALYSIS

     In an effort to estimate the Partnership's exposure to unfavorable market price changes in propane related to its open inventory positions, the Partnership developed a model which incorporated the following data and assumptions:

        A. The actual fixed price contract settlement amounts were utilized for each of the future periods.
        B. The estimated future market prices were derived from the NYMEX for traded propane futures for each of the future periods as of September 30, 2000.
        C. The market prices determined in B above were adjusted adversely by a hypothetical 10% change in the future periods and compared to the fixed contract settlement amounts in A above to project the additional loss in earnings which would be recognized for the respective scenario.

     Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for each of the future months for which a future, forward and/or option contract exists indicate potential losses in future earnings of $1.0 million and $0.7 million, as of September 30, 2000 and September 25, 1999, respectively.

     The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio. As of September 30, 2000, the Partnership's open position portfolio reflected a net long position (purchase) aggregating $25.4 million.

     As of November 30, 2000, the posted price of propane at Mont Belvieu, Texas (a major storage point) was 62 cents per gallon which is consistent with the posted price at September 30, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Partnership's Consolidated Financial Statements and the Report of Independent Accountants thereon and the Supplementary Financial Information listed on the accompanying Index to Financial Statement Schedules are included herein. See Item 7 for Selected Quarterly Financial Data.


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

BOARD OF SUPERVISORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The following table sets forth certain information with respect to the members of the Board of Supervisors and executive officers of the Partnership as of December 15, 2000. Officers are elected for one-year terms and Supervisors are elected or appointed for three-year terms.

                                       Position With the
  Name                       Age       Partnership
-------------------------   -----    ----------------------------------------

Mark A. Alexander........    42        President and Chief Executive Officer;
                                       Member of the Board of Supervisors
                                       (Appointed Supervisor)
Michael J. Dunn, Jr......    51        Senior Vice President -- Member of the
                                       Board of Supervisors
                                       (Appointed Supervisor)
David R. Eastin..........    42        Senior Vice President and Chief Operating
                                       Officer
John W. Smolak...........    51        Chief Financial Officer
Michael M. Keating.......    47        Vice President -- Human Resources and
                                       Administration
Edward  J. Grabowiecki...    38        Vice President, Controller and Chief
                                       Accounting Officer
Jeffrey S. Jolly...........  48        Vice President and Chief Information
                                       Officer
Robert M. Plante..........   52        Vice President and Treasurer
Janice G. Meola...........   34        General Counsel and Secretary
John Hoyt Stookey........    70        Member of the Board of Supervisors
                                       (Chairman and Elected Supervisor)
Harold R. Logan, Jr......    56        Member of the Board of Supervisors
                                       (Elected Supervisor)
Dudley C. Mecum..........    65        Member of the Board of Supervisors
                                       (Elected Supervisor)
Mark J. Anton............    74        Supervisor Emeritus

     Mr. Alexander serves as President and Chief Executive Officer of the Partnership and as an Appointed Supervisor of the Board of Supervisors. Prior to October 1, 1996, he served as Executive Vice Chairman and Chief Executive Officer of the Partnership. Mr. Alexander was Senior Vice President -- Corporate Development of Hanson Industries (Hanson's management division in the United States) from 1995 until March 4, 1996, where he was responsible for mergers and acquisitions, real estate and divestitures, and was Vice President of Acquisitions from 1989 to 1995. He was an Associate Director of Hanson from 1993 and a Director of Hanson Industries from June 1995 until March 4, 1996. Mr. Alexander also has served as the Chairman of the Board of Managers of Suburban Energy Services Group LLC since May 1999. He is also a director-at-large of the National Propane Gas Association and a member of its Executive Committee. He is President of the Coalition for Fair Competition in Rural Markets and Chairman of the Research and Development Advisory Committee of the Propane Education and Research Council.

     Mr. Dunn serves as Senior Vice President of the Partnership and as an Appointed Supervisor of the Board of Supervisors. Mr. Dunn was Vice President -- Procurement and Logistics of the Partnership from March 1997 until June 1998. Prior to joining the Partnership, Mr. Dunn was Vice President of Commodity Trading for Goldman Sachs & Company, New York, NY since 1981. Mr. Dunn also has served on the Board of Managers of Suburban Energy Services Group LLC since May 1999.

     Mr. Eastin serves as Senior Vice President and Chief Operating Officer of the Partnership. He has served as Chief Operating Officer since May 1999 and became a Senior Vice President in November 2000. Prior to joining the Partnership in May 1999, Mr. Eastin was employed by Star Gas Propane LP since 1992 holding the positions of Vice President, Operations, Director of Eastern Operations and Regional Manager. From 1980 to 1992, Mr. Eastin served as Area Manager and District Manager at Ferrellgas Partners, L.P. and its predecessor company, Buckeye Gas Products Company.

     Mr. Smolak serves as Chief Financial Officer of the Partnership. Prior to joining the Partnership in October 2000, he served as Senior Vice President of Finance & Administration and Chief Financial Officer for 1-800-Flowers.com, Inc. from January 1999 to September 2000. From February 1995 to December 1998, Mr. Smolak was employed by Lechters, Inc. as the Vice President and Chief Financial Officer and then Senior Vice President and Chief Financial Officer. He was Senior Vice President of Administration and Chief Financial Officer of Jungle Jim's Playlands, Inc. from 1993 to 1995 and from 1990 to 1992 served as Vice President and Chief Financial Officer of Precision LensCrafters, a division of U.S. Shoe Corporation. During the period of 1977 to 1990, he served in several senior financial positions, as well as that of a management consultant with Booz, Allen & Hamilton.

     Mr. Keating serves as Vice President -- Human Resources and Administration of the Partnership. Mr. Keating was Director of Human Resources at Hanson Industries from 1993 to July 1996 and was Director of Human Resources and Corporate Personnel at Quantum Chemical Corporation from 1989 to 1993.

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

     Mr. Stookey has served as an Elected Supervisor and Chairman of the Board of Supervisors of the Partnership since March 5, 1996. He served as the non-executive Chairman and a director of Quantum from the time it was acquired by Hanson on September 30, 1993 to October 31, 1995. From 1986 to September 30, 1993, he was the Chairman, President and Chief Executive Officer of Quantum. He is also a director of United States Trust Company of New York and Graphic Packaging, Inc.

     Mr. Logan has served as an Elected Supervisor of the Partnership since March 5, 1996. Mr. Logan has served as Executive Vice President -- Finance, Treasurer and a Director of TransMontaigne Inc. since 1995. TransMontaigne Inc. provides logistical services, i.e., pipeline, terminaling and marketing to producers and end users of refined petroleum products. He served as Senior Vice President of Finance and a director of Associated Natural Gas Corporation, an independent gatherer and marketer of natural gas, natural gas liquids and crude oil, which in 1994 was acquired by Panhandle Eastern Corporation, from 1987 until 1995. Mr. Logan is also a director of Union Bankshares Ltd.

     Mr. Mecum has served as an Elected Supervisor since June 1996. Mr. Mecum has been a managing director of Capricorn Holdings, LLC (a sponsor of and investor in leveraged buyouts) since June 1997. Mr. Mecum was a partner of G.L. Ohrstrom & Co. (a sponsor of and investor in leveraged buyouts) from 1989 to June 1996. Mr. Mecum is also a director of Lyondell Chemical Co., Dyncorp., CitiGroup, Inc. and CCC Information Systems Inc.

     Mr. Anton has served as Supervisor Emeritus of the Board of Supervisors of the Partnership since January 1999. He is a former President, Chief Executive Officer and Chairman of the Board of Directors of Suburban Propane Gas Corporation and a former Executive Vice President of Quantum Chemical Corporation.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Partnership's directors and executive officers to file initial reports of ownership and reports of changes in ownership of the Company's Common Units with the Securities and Exchange Commission. Directors, executive officers and ten percent Unitholders are required to furnish the Partnership with copies of all Section 16(a) forms that they file. Based on a review of these filings, the Partnership believes that all such filings were made timely during the 2000 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

      The following table sets forth a summary of all compensation awarded or paid to or earned by the chief executive officer and the four other most highly compensated executive officers of the Partnership for services rendered to the Partnership during each of the last three fiscal years.



                                                       Annual Compensation                    Long-Term Compensation
                                              ---------------------------------------   -------------------------------------
                                                                          Other                                     All
                                                                          Annual                 Restricted        Other
Name and Principal Position             Year  Salary ($)  Bonus(1)($) Compensation($)     $     Units(2),(3)(#) Compensation(4)
---------------------------             ----  ----------  ----------  ---------------    --      ------------   -------------
Mark A. Alexander ...................   2000    400,000     304,000         -            --          --           128,548
President and Chief Executive Officer   1999    400,000     400,000         -            --          --            95,000
                                        1998    381,250     381,528         -            --          --            64,275

Michael J. Dunn, Jr .................   2000    235,000     151,810         -            --          --            67,324
Sr. Vice President ..................   1999    225,000     191,250         -            --          --            48,024
                                        1998    178,000     153,177         -            --          --            31,561

David R. Eastin .....................   2000    190,000     108,300         -            --          --            47,093
Chief Operating Officer .............   1999     67,307      47,396         -         389,020      19,512          16,420

Jeffrey S. Jolly ....................   2000    150,000      57,000         -            --          --            58,274
Vice President and Chief Information    1999    145,000      72,500         -          96,000       5,366          20,213
Officer .............................   1998    137,500      67,500         -         289,000      14,146          14,655

Michael M. Keating ..................   2000    145,000      55,100         -            --          --            34,098
Vice President, Human Resources and .   1999    140,000      70,000         -            --          --            19,837
Administration ......................   1998    135,000      67,500         -            --          --            14,145



(1)Bonuses are reported for the year earned, regardless of the year paid.
(2)Mr. Jolly was granted these restricted units pursuant to the Partnership's 1996 Restricted Unit Plan. The aggregate dollar value of Restricted Units was computed by multiplying the number of Restricted Units granted by the closing market price on the date of grant. These Restricted Units, and the Restricted Units granted to Messrs. Alexander, Dunn and Keating prior to the years for which information is included in the table, would have vested automatically upon the Recapitalization under a "change of control" provision contained in the Partnership's 1996 Restricted Unit Plan. Each executive officer, however, agreed to surrender all of his Restricted Units, prior to their vesting upon the Recapitalization, in exchange for an equal number of units. These units were deposited into the Partnership's Benefits Protection Trust (the "Benefits Protection Trust"), and are being held in such trust and will be distributed to each executive in accordance with the terms of the new compensation deferral plan of the Partnership and Suburban Propane, L.P., a subsidiary of the Partnership through which the Partnership operates (the "Operating Partnership"), described below (the "Deferral Plan"). The number of units held in the Benefits Protection Trust at September 30, 2000, and the aggregate value thereof (calculated at a per unit price of $22.00, the closing price of a Common Unit on September 29, 2000, as reported on the New York Stock Exchange) were 243,902 ($5,365,844) for Mr. Alexander, 48,780
   ($1,073,160)  for Mr.  Dunn,  19,512  ($429,264)  for Mr.  Jolly  and  29,268
   ($643,896) for Mr. Keating. Quarterly distributions associated with the units held in the Benefits Protection Trust will be deposited into the trust and deferred by each executive until the date the General Partner's $6.0 million loan from Mellon Bank ("Mellon") used to finance the acquisition of the Partnership's general partnership interests from the former general partner (the "GP Loan") is repaid in full, or the seventh anniversary of the closing of the Recapitalization, whichever date the executive has chosen, but subject to the earlier distribution and forfeiture provisions of the Deferral Plan.
(3)Mr. Eastin was granted 19,512 Special Common Units pursuant to the Deferral Plan. The aggregate dollar value of these Special Common Units was computed by multiplying the number of Special Common Units granted by the closing market price on the date of grant. Mr. Eastin's right to receive these Special Common Units is subject to forfeiture should his employment with the Partnership terminate. The forfeiture schedule provides that his right to (a) 100% of the Special Common Units shall be forfeited if his employment terminates before May 26, 2002, (b) 75% of the Special Common Units shall be forfeited if his employment terminates after May 26, 2002 but before May 26, 2003, and (c) 50% of the Special Common Units shall be forfeited if his employment terminates after May 26, 2003 but before May 26, 2004. The forfeiture provisions lapse as to 100% of these Special Common Units on the earlier of May 26, 2004 and the repayment of the GP Loan. These Special Common Units, valued at $429,264 on September 29, 2000, are held in the Benefits Protection Trust and are subject to the same terms and conditions that are described in footnote 3.
(4)For Mr. Alexander, these amounts for 2000 include the following: $5,000 under the Retirement Savings and Investment Plan; $1,704 in administrative fees under the Cash Balance Pension Plan; $105,000 awarded under the 1996 Long-Term Incentive Program; and $16,844 for miscellaneous insurance. For Mr. Dunn, these amounts include the following: $5,000 under the Retirement Savings and Investment Plan; $1,704 in administrative fees under the Cash Balance Pension Plan; $52,434 awarded under the 1996 Long-Term Incentive Program; and $8,186 for miscellaneous insurance. For Mr. Eastin, these amounts include the following: $3,502 under the Retirement Savings and Investment Plan; $1,704 in administrative fees under the Cash Balance Pension Plan; $32,419 awarded under the 1996 Long-Term Incentive Program; and $9,468 for miscellaneous insurance. For Mr. Jolly, these amounts include the following: $4,368 under the Retirement Savings and Investment Plan; $1,704 in administrative fees under the Cash Balance Pension Plan; $19,688 awarded under the 1996 Long-Term Incentive Program; $9,181 for miscellaneous insurance; and $23,333 in loan forgiveness. For Mr. Keating, these amounts include the following: $4,219 under the Retirement Savings and Investment Plan; $1,704 in administrative fees under the Cash Balance Pension Plan; $19,031 awarded under the 1996 Long-Term Incentive Program; and $9,144 for miscellaneous insurance.

1999 DEFERRAL PLAN

      Under the terms of the Partnership's 1996 Restricted Unit Plan, the substitution of the General Partner as the general partner of the Partnership resulted in a "change of control" that would have caused all unvested Restricted Units to automatically vest. However, all of the executives and key employees of the Partnership who became members of the General Partner and owned Restricted Units agreed to surrender such Restricted Units, prior to vesting, in exchange for the right to participate in the Deferral Plan. The Partnership deposited the units issued in exchange for Restricted Units into the Benefits Protection Trust, which was structured as a "rabbi" trust within the meaning of the Internal Revenue Code of 1954, as amended. All cash distributions made by the Partnership on units held in the Benefits Protection Trust are deposited into the Benefits Protection Trust.

      Pursuant to the Deferral Plan, the members of the General Partner deferred receipt of their units and related distributions until the date the GP Loan is repaid in full or the seventh anniversary of the closing of the Recapitalization, whichever date the deferring party may choose, but subject to the earlier distribution and forfeiture provisions of the Deferral Plan. The members of the General Partner also defer receipt of $930,000 per year of quarterly distributions on deferred units to support the Partnership's Minimum Quarterly Distribution through the fiscal quarter ending March 31, 2001. In addition, if Suburban Propane L.P., a subsidiary of the Partnership through which the Partnership principally conducts its business (the "Operating Partnership"), elects or is required to purchase the GP Loan from Mellon, the terms of the Deferral Plan provide that all of the members' deferred units may, at the Partnership's or the Operating Partnership's discretion, be forfeited and cancelled (and all of the related distributions may also be forfeited), regardless of the amount paid by the Operating Partnership to purchase the GP Loan. Notwithstanding the foregoing, if a "change of control" of the Partnership occurs (as defined in the Deferral Plan), all of the deferred units (and related distributions) held in the trust automatically become distributable to the members of the General Partner.

RETIREMENT BENEFITS

     The following  table sets forth the annual  benefits upon retirement at age

65 in 2000, without regard to statutory maximums, for various combinations of final average earnings and lengths of service which may be payable to Messrs. Alexander, Dunn, Eastin, Jolly, and Keating under the Pension Plan for Eligible Employees of the Operating Partnership and its Subsidiaries and/or the Suburban Propane Company Supplemental Executive Retirement Plan. Each such plan has been assumed by the Partnership and each such person will be credited for service earned under such plan to date. Messrs. Alexander, Dunn, and Eastin have 4 years, 3 years and 1 year, respectively, under both plans. For vesting purposes, however, Mr. Alexander has 16 years combined service with the Partnership and his prior service with Hanson Industries. Messrs. Jolly and Keating have 3 years and 15 years, respectively, under the Pension Plan. They are currently limited to IRS statutory maximums for defined benefit plans.

                                  PENSION PLAN
           ANNUAL BENEFIT FOR YEARS OF CREDITED SERVICE SHOWN (1),(2),(3),(4)


Average
Earnings   5 Yrs.   10 Yrs.   15 Yrs.   20 Yrs.   25 Yrs.   30 Yrs.   35 Yrs.
--------   ------   -------   -------   -------   -------   -------   -------
$100,000     7,982    15,964    23,947    31,929    39,911    47,893    55,875
$200,000    16,732    33,464    50,197    66,929    83,661   100,393   117,125
$300,000    25,482    50,964    76,447   101,929   127,411   152,893   178,375
$400,000    34,232    68,464   102,697   136,929   171,161   205,393   239,625
$500,000    42,982    85,964   128,947   171,929   214,911   257,893   300,875

(1)The Plans' definition of earnings consists of base pay only.
(2)Annual Benefits are computed on the basis of straight life annuity amounts. The pension benefit is calculated as the sum of (a) plus (b) multiplied by
   (c) where (a) is that portion of final average earnings up to 125% of social security Covered Compensation times 1.4% and (b) is that portion of final average earnings in excess of 125% of social security Covered Compensation times 1.75% and (c) is credited service up to a maximum of 35 years.
(3)Effective January 1, 1998, the Plan was amended to a cash balance benefit formula for current and future Plan participants. Initial account balances were established based upon the actuarial equivalent value of the accrued December 31, 1997 Prior Plan benefit. Annual interest credits and pay-based credits will be credited to this account. The 2000 pay-based credits for Messrs. Alexander, Dunn, Eastin, Jolly, and Keating are 3.0%, 1.5%, 1.5%, 1.5%, and 2.5% respectively. Participants as of December 31, 1997 will receive the greater of the cash balance benefit and the prior plan benefit through the year 2002. It should also be noted that the Plan was amended effective January 1, 2000. Under this amendment, individuals who are hired or rehired on or after January 1, 2000 will not be eligible to participate in the Plan.
(4)In addition, a supplemental cash balance account was established equal to the value of certain benefits related to retiree medical and vacation benefits. An initial account value was determined for those active employees who were eligible for retiree medical coverage as of April 1, 1998 equal to $415 multiplied by years of benefit service (maximum of 35 years). Future pay-based credits and interest are credited to this account. The 2000 pay-based credits for Messrs. Alexander, Dunn, Eastin, Jolly, and Keating are 2.0%, 0.0%, 0.0%, 0.0% and 2.0% respectively. This account is payable in addition to the "grandfathered benefit calculations."

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     The Partnership has adopted a non-qualified, unfunded supplemental retirement plan known as the Supplemental Executive Retirement Plan. The purpose of the Plan is to provide certain executive officers with a level of retirement income from the Partnership, without regard to statutory maximums. Under the Plan, a participant's annual benefit, assuming retirement at age 65, is equal to
(a) 1.4% of the participant's highest average annual compensation for the 60 consecutive months in the last 120 months of benefit service affording the highest such average, or during all months of benefit service if less than 60 months (the "Average Final Compensation") not in excess of 125% of Covered Compensation plus (b) 1.75% of the participant's Average Final Compensation in excess of 125% of Covered Compensation times (c) the participant's years of benefit service with the Partnership (not to exceed 35) minus (d) the amount of the monthly accrued benefit payable as of the determination date (reduced to reflect commencement of the benefit payable hereunder prior to the normal retirement date) to the participant under Suburban's Pension Plan in the form of a single life annuity, multiplied by twelve (the "Pension Offset"). Messrs. Alexander, Dunn, and Eastin currently participate in this Plan. The Plan was amended as of April 14, 1999 to provide that a sale or transfer of the General Partner of the Partnership would not constitute a "change of control" under the Plan entitling its participants to lump sum payments.

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


Long-Term Incentive Plan awards earned in fiscal year 2000 were as follows:

                                      Performance or
                                       Other Period
                          Award      Until Maturation         Potential Awards Under Plan
Name                     FY 2000         or Payout        Threshold      Target      Maximum
----                     -------     ----------------     ---------     --------     -------

Mark A. Alexander       $105,000       3-5  Years              $  0      $60,000    $120,000
Michael J. Dunn, Jr.      52,434       3-5  Years                 0       29,963      59,925
David R. Eastin           32,419       3-5  Years                 0       18,525      37,050
Jeffrey S. Jolly          19,688       3-5  Years                 0       11,250      22,500
Michael M. Keating        19,031       3-5  Years                 0       10,875      21,750


EMPLOYMENT AGREEMENT

     The Partnership entered into an employment agreement (the "Employment Agreement") with Mr. Alexander, which became effective March 5, 1996 and was amended October 23, 1997 and April 14, 1999.

     Mr. Alexander's Employment Agreement had an initial term of three years, and automatically renews for successive one-year periods, unless earlier terminated by the Partnership or by Mr. Alexander or otherwise terminated in accordance with the Employment Agreement. The Employment Agreement for Mr. Alexander provides for an annual base salary of $400,000 as of September 30, 2000. In addition, Mr. Alexander may earn a bonus up to 100% of annual base salary (the "Maximum Annual Bonus") for services rendered based upon certain performance criteria. The Employment Agreement also provides for the opportunity to participate in benefit plans made available to other senior executives and senior managers of the Partnership. The Partnership also provides Mr. Alexander with term life insurance with a face amount equal to three times his annual base salary. If a "change of control" (as defined in the Employment Agreement) of the Partnership occurs and within six months prior thereto or at any time subsequent to such change of control the Partnership terminates the Executive's employment without "cause" or the Executive resigns with "good reason" or the Executive terminates his employment during the six month period commencing on the six month anniversary and ending on the twelve month anniversary of a "change of control", then Mr. Alexander will be entitled to (i) a lump sum severance payment equal to three times the sum of his annual base salary in effect as of the date of termination and the Maximum Annual Bonus, and (ii) medical benefits for three years from the date of such termination. The Employment Agreement provides that if any payment received by Mr. Alexander is subject to the 20% federal excise tax under Section 4999 of the Internal Revenue Code, the payment will be grossed up to permit Mr. Alexander to retain a net amount on an after-tax basis equal to what he would have received had the excise tax not been payable.

     The substitution of the General Partner as the general partner of the Partnership resulted in a "change of control" under the terms of Mr. Alexander's employment agreement. As of April 14, 1999, Mr. Alexander agreed to waive his right to receive a change of control payment solely in connection with the Recapitalization. Mr. Alexander also agreed that a sale or transfer of the General Partner after the Recapitalization would not constitute a change of control under the Employment Agreement.

     Mr. Alexander also participates in the SERP, which provides retirement income which could not be provided under the Partnership's qualified plans by reason of limitations contained in the Internal Revenue Code.

SEVERANCE PROTECTION PLAN FOR KEY EMPLOYEES

     The Partnership's officers and key employees are provided with employment protection following a "change of control" as defined in the Plan. This Plan provides for severance payments equal to sixty-five (65) weeks of base pay and target bonuses for such officers and key employees following a "change of control" and termination of employment. Pursuant to their Severance Protection Agreements, Messrs. Dunn, Eastin, Jolly and Keating, as executive officers of the Partnership, have been granted severance protection payments of seventy-eight (78) weeks of base pay and target bonuses following a "change in control" and termination of employment in lieu of participation in the Severance Protection Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     Compensation of the executive officers of the Partnership is determined by the Compensation Committee of its Board. The Compensation Committee is comprised of Messrs. Stookey and Logan, neither of whom are officers or employees of the Partnership.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

     The following table sets forth certain information as of December 15, 2000 regarding the beneficial ownership of Common Units and Incentive Distribution Rights by each member of the Board of Supervisors, each executive officer named in the Summary Compensation table, all members of the Board of Supervisors and executive officers as a group and each person or group known by the Partnership (based upon filings under Section 13(d) or (g) under The Securities Exchange Act of 1934) to own beneficially more than 5% thereof. Except as set forth in the notes to the table, the business address of each person in the table is c/o the Partnership, 240 Route 10 West, Whippany, New Jersey 07981-0206 and each individual or entity has sole voting and investment power over the Units reported.

SUBURBAN PROPANE, L.P.
----------------------

                         NAME                               AMOUNT AND NATURE OF     PERCENT
TITLE OF CLASS           OF BENEFICIAL OWNER                BENEFICIAL OWNERSHIP     OF CLASS
--------------           -------------------                --------------------     --------
Common Units             Mark A. Alexander (a)                     25,000               *
                         Michael J. Dunn, Jr. (a)                    0                  -
                         David R. Eastin (a)                         0                  *
                         Jeffrey S. Jolly (a)                        0                  -
                         Michael M. Keating (a)                      0                  -
                         John Hoyt Stookey                         11,519               *
                         Harold R. Logan, Jr.                      17,134               *
                         Dudley C. Mecum                            5,634               *
                         Mark J. Anton (b)                          3,600               *
                         All Members of the Board
                         of Supervisors and Executive
                         Officers as a Group (13 persons)          63,337               *

                         Goldman, Sachs & Co. (c)               2,799,273             12.6%
                         85 Broad Street                        Common Units
                         New York, NY   10004

Incentive Distribution   Suburban Energy Services
Rights                   Group LLC (a)                            N/A                  N/A

*Less than 1%.


(a) Excludes the following numbers of Common Units held in the Benefits Protection Trust; Mr. Alexander: 243,902; Mr. Dunn: 48,780; Mr. Eastin:
     19,512; Mr. Keating: 29,268 and Mr. Jolly: 19,512. The above individuals have no voting or investment power over these Common Units. These individuals have the following ownership interests in the Successor General
     Partner:  Mr.  Alexander:  40.9%;  Mr. Dunn:  8.2%; Mr.  Eastin:  3.3%; Mr.
     Keating: 4.9% and Mr. Jolly: 3.3%. Suburban Energy Services Group LLC is the General Partner. The business address of Suburban Energy Services Group LLC is 240 Route 10 West, Whippany, New Jersey 07981.
(b) Mr. Anton shares voting and investment power over these shares with his wife.
(c) Holder reports having shared voting power with respect to all of the Common Units and shared dispositive power with respect to all of the Common Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In connection with the Recapitalization, the General Partner acquired the general partner interests, including its incentive distribution rights, in the Partnership from Millennium Chemicals Inc. for $6.0 million using the proceeds of the GP Loan. The Partnership paid expenses of $0.3 million incurred by the General Partner.

    Under the occurrence and continuance of an event of default, as defined in the GP Loan, Mellon Bank will have the right to cause the Partnership to purchase the note evidencing the GP Loan (the "GP Note"). The Partnership has agreed to maintain borrowing availability under its available lines of credit, which will be sufficient to enable it to repurchase the GP Note in these circumstances. The GP Note will also cross-default to the Partnership's obligations under its Senior Note Agreement and its Revolving Credit Agreement. Upon a default under the GP Loan, the Partnership will also have the right to purchase the GP Note from Mellon Bank.

      If the Partnership elects or is required to purchase the GP Note from Mellon Bank, the Partnership has the right, exercisable in its sole discretion pursuant to the Deferral Plan, to cause up to all of the units deposited in the trust related to the Deferral Plan to be forfeited and cancelled (and to cause all of the related distributions to be forfeited), regardless of the amount paid by the Partnership to purchase the GP Note.

     Alexander  &  Associates   provides   executive   search  services  to  the
Partnership. The firm is owned by Richard Alexander, the brother of Mark Alexander, the Partnership's President and Chief Executive Officer. The Partnership paid the firm $199,884 through December 15, 2000 for the successful completion of three searches. The Partnership believes that the terms of the engagement were no less favorable to the Partnership than those that could have been obtained from unrelated parties.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this Report:

      1.  (i) Financial Statements

           See "Index to Financial Statements" set forth on page F-1.

          (ii)  Supplemental Financial Information

           Balance Sheet Information of Suburban Energy Services Group LLC

           See "Index to Supplemental Financial Information" set forth on page F-20.

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

          - Suburban Propane Partners, L.P. 2000 Restricted Unit Plan (Filed as Exhibit 10.16 herewith).

  (b) Reports on Form 8-K

      Report on Form 8-K dated November 9, 2000 announcing the Partnership's hiring of John W. Smolak as Chief Financial Officer.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Suburban Propane Partners, L.P.


                                       By: /s/ MARK A. ALEXANDER
                                          ----------------------------
                                          Mark A. Alexander
                                          President, Chief Executive Officer and
                                          Appointed Supervisor


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         Signature             Title                                 Date
         ---------             -----                                 ----


/s/ MICHAEL J. DUNN, JR.       Appointed Supervisor                  December 18, 2000
------------------------
   (Michael J. Dunn, Jr.)

/s/ JOHN HOYT STOOKEY          Elected Supervisor                    December 18, 2000
---------------------
   (John Hoyt Stookey)

/s/ HAROLD R. LOGAN, JR.       Elected Supervisor                    December 18, 2000
------------------------
   (Harold R. Logan, Jr.)

/s/ DUDLEY C. MECUM            Elected Supervisor                    December 18, 2000
-------------------
   (Dudley C. Mecum)

/s/ JOHN  W. SMOLAK            Chief Financial Officer               December 18, 2000
-------------------            of Suburban Propane
   (John W. Smolak)            Partners, L.P.

/s/ EDWARD J. GRABOWIECKI      Vice President, Controller            December 18, 2000
-------------------------      and Chief Accounting Officer
   (Edward J. Grabowiecki)     of Suburban Propane Partners, L.P.


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

A   10.6       Employment  Agreement  dated  as  of  March  5, 1996  between the
               Operating Partnership and Mr. Alexander.

C   10.7       First Amendment to Employment Agreement dated as of March 5, 1996 between the Operating Partnership and Mr. Alexander entered into as of October 23, 1997.

F   10.8       Second  Amendment  to  Employment  Agreement dated as of March 5,
               1996 between the Operating Partnership and Mr. Alexander entered into as of April 14, 1999.

A   10.9       The Partnership's 1996 Restricted Unit Plan.

A   10.10      Form  of Unit Grant  Agreement pursuant to the Partnership's 1996
               Restricted Unit Plan.

B   10.11      The Partnership Supplemental Executive Retirement Plan (effective as of March 5, 1996).

B   10.12      The Partnership's Severance Protection Plan dated September 1996.

E   10.13      Suburban Propane L.P. Long-Term Incentive Program.

    Exhibit
    Number     Description
    ------     -----------

G   10.14      Benefits  Protection  Trust  dated  May 26, 1999  by and  between
               Suburban Propane Partners, L.P. and First Union National Bank.

H   10.15      Compensation Deferral Plan of Suburban Propane Partners, L.P. and
               Suburban Propane,  L.P. dated May 26, 1999.

J   10.16      Suburban Propane Partners, L.P. 2000 Restricted Unit Plan.

J   21.1       Listing of Subsidiaries of the Partnership.

J   23.1       Consent of Independent Accountants.

J   27.1       Financial Data Schedule.

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

F Incorporated by reference to Exhibit (10)(c) to the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 1999.

G Incorporated by reference to Exhibit (10)(f) to the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 1999.

H Incorporated by reference to Exhibit (10)(e) to the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 1999.

I Incorporated by reference to Exhibit 10.1 to the Partnership's Annual Report on Form 10-K for the fiscal year ended September 25, 1999.

J   Filed herewith.

                          INDEX TO FINANCIAL STATEMENTS

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES




                                                                            Page
                                                                            ----

Report of Independent Accountants                                           F-2
Consolidated Balance Sheets-September 30, 2000 and September 25, 1999       F-3
Consolidated Statements of Operations -
  Years Ended September 30, 2000, September 25, 1999
  and September 26, 1998                                                    F-4
Consolidated Statements of Cash Flows -
  Years Ended September 30, 2000, September 25, 1999
  and September 26, 1998                                                    F-5
Consolidated Statements of Partners' Capital -
  Years Ended September 30, 2000, September 25, 1999
  and September 26, 1998                                                    F-6
Notes to Consolidated Financial Statements                                  F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------






To the Board of Supervisors and Unitholders of Suburban Propane Partners, L.P.

      In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1(i) on page 29 present fairly, in all material respects, the financial position of Suburban Propane Partners, L.P. and its subsidiaries (the "Partnership") at September 30, 2000 and September 25, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)2 on page 29 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.









PricewaterhouseCoopers LLP
Florham Park, NJ
October 24, 2000, except for Note 14
which is as of November 14, 2000

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                               September 30,       September 25,
                                                                   2000                1999
                                                               -------------       -------------

ASSETS
Current assets:
    Cash & cash equivalents ..................................   $  11,645           $   8,392
    Accounts receivable, less allowance for doubtful  accounts
    of $ 2,975 and $2,089, respectively ......................      61,303              37,620
    Inventories ..............................................      41,631              29,727
    Prepaid expenses and other current assets ................       7,581               2,898
                                                                 ---------           ---------
            Total current assets .............................     122,160              78,637
Property, plant and equipment, net ...........................     350,640             330,807
Net prepaid pension cost .....................................      33,687              33,498
Goodwill & other intangibles assets, net .....................     261,617             213,963
Other assets .................................................       3,012               2,315
                                                                 ---------           ---------
             Total assets ....................................   $ 771,116           $ 659,220
                                                                 =========           =========


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable .........................................   $  59,794           $  40,068
    Accrued employment and benefit costs .....................      18,979              19,629
    Short-term borrowings ....................................       6,500               2,750
    Accrued insurance ........................................       6,170               5,120
    Customer deposits and advances ...........................      23,164              17,774
    Accrued interest .........................................       8,171               8,250
    Other current liabilities ................................       8,683               9,415
                                                                 ---------           ---------
              Total current liabilities ......................     131,461             103,006
Long-term borrowings .........................................     517,219             427,634
Postretirement benefits obligation ...........................      33,885              34,394
Accrued insurance ............................................      19,458              18,009
Other liabilities ............................................       7,264               7,791
                                                                 ---------           ---------
               Total liabilities .............................     709,287             590,834
                                                                 ---------           ---------

Partners' capital:
      Common Unitholders .....................................      58,474              66,342
      General Partner ........................................       1,866               2,044
      Deferred compensation trust ............................     (11,567)            (10,712)
      Common Units held in trust, at cost ....................      11,567              10,712
      Unearned Compensation ..................................        (640)               --
      Accumulated other comprehensive income .................       2,129                --
                                                                 ---------           ---------
                Total partners' capital ......................      61,829              68,386
                                                                 ---------           ---------
                Total liabilities and partners' capital ......   $ 771,116           $ 659,220
                                                                 =========           =========


The accompanying notes are an integral part of these consolidated financial statements.

               SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per Unit amounts)


                                                                             Year Ended
                                                              ------------------------------------------
                                                              September 30,  September 25,  September 26,
                                                                  2000           1999           1998
                                                              -------------  -------------  -------------
Revenues
     Propane ................................................   $ 753,931      $ 544,265      $ 598,599
     Other ..................................................      82,898         75,513         68,688
                                                                ---------      ---------      ---------
                                                                  836,829        619,778        667,287
                                                                ---------      ---------      ---------

Costs and expenses
    Cost of sales ...........................................     476,176        273,109        326,440
    Operating ...............................................     224,020        210,217        210,415
    Depreciation and amortization ...........................      38,772         34,906         36,531
    General and administrative expenses .....................      28,629         29,371         30,177
    Recapitalization costs ..................................        --           18,903           --
    Gain on sale of investment in Dixie Pipeline Co. ........        --             --           (5,090)
    Gain on sale of assets ..................................     (10,328)          --             --
                                                                ---------      ---------      ---------
                                                                  757,269        566,506        598,473

Income before interest expense and
    provision for income taxes ..............................      79,560         53,272         68,814
Interest expense, net .......................................      40,794         30,765         30,614
                                                                ---------      ---------      ---------
Income before provision for income taxes ....................      38,766         22,507         38,200
Provision for income taxes ..................................         234             68             35
                                                                ---------      ---------      ---------
    Net income ..............................................   $  38,532      $  22,439      $  38,165
                                                                =========      =========      =========


General Partner's interest in net income ....................   $     771      $     449      $     763
                                                                ---------      ---------      ---------
Limited Partners' interest in net income ....................   $  37,761      $  21,990      $  37,402
                                                                =========      =========      =========
Basic and diluted net income per Unit .......................   $    1.70      $    0.83      $    1.30
                                                                =========      =========      =========
Weighted average number of Units outstanding ................      22,275         26,563         28,726
                                                                ---------      ---------      ---------















The accompanying notes are an integral part of these consolidated financial statements.


                 SUBURBAN PROPANE PARTNERS L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                           Year Ended
                                                                         -----------------------------------------------

                                                                         September 30,    September 25,    September 26,
                                                                             2000             1999             1998
                                                                         -------------    -------------    -------------
Cash flows from operating activities:
     Net income .......................................................    $  38,532        $  22,439        $  38,165
     Adjustments to reconcile net income to net cash
      provided by operations:
          Depreciation ................................................      29,142            26,989           29,166
          Amortization ................................................       9,630             7,917            7,365
          (Gain) on sale of investment ................................        --                --             (5,090)
          (Gain) on disposal of property, plant and
            equipment .................................................     (11,313)             (578)          (1,391)
          Recapitalization costs ......................................        --              18,903             --
     Changes in  operating  assets  and  liabilities,  net of
      acquisitions and dispositions:
          (Increase)/decrease in accounts receivable ..................     (21,072)            1,514            6,793
          (Increase)/decrease in inventories ..........................      (6,016)              235            1,953
          (Increase)/decrease in prepaid expenses and
           other current assets .......................................      (2,504)              968            3,317
          Increase/(decrease) in accounts payable .....................      19,726             8,753           (6,470)
          (Decrease)/increase in accrued employment
           and benefit costs ..........................................        (435)             (855)           1,595
          (Decrease)/increase in accrued interest .....................         (79)               52             (108)
           Increase in other accrued liabilities ......................       4,403             1,198              458
     Other noncurrent assets ..........................................        (886)           (4,086)          (2,853)
     Deferred credits and other noncurrent liabilities ................         339            (1,691)          (2,827)
                                                                          ---------         ---------        ---------
               Net cash provided by operating activities ..............      59,467            81,758           70,073
                                                                          ---------         ---------        ---------
Cash flows from investing activities:
      Capital expenditures ............................................     (21,250)          (11,033)         (12,617)
      Acquisitions ....................................................     (98,012)           (4,768)          (4,041)
      Proceeds from sale of investment ................................        --                --             13,090
      Proceeds from sale of property, plant and equipment, net ........      20,195             3,560            6,468
                                                                          ---------         ---------        ---------
               Net cash (used in) provided by investing activities.....     (99,067)          (12,241)           2,900
                                                                          ---------         ---------        ---------
Cash flows from financing activities:
      Long-term borrowings/(repayments) net ...........................      89,659              (695)            (260)
      Short-term borrowings ...........................................       3,750             2,750             --
      Proceeds from General Partner APU contribution ..................        --                --             12,000
      Redemption of Subordinated Units and APU's ......................        --             (69,000)            --
      Payment of recapitalization costs ...............................        --              (9,367)            --
      Credit agreement expenses........................................      (3,123)             --               --
      Partnership distribution ........................................     (47,433)          (44,632)         (44,230)
                                                                          ---------         ---------        ---------
               Net cash provided by (used in) financing activities ....      42,853          (120,944)         (32,490)
                                                                          ---------         ---------        ---------
Net increase/(decrease)  in cash ......................................       3,253           (51,427)          40,483
Cash and cash equivalents at beginning of period ......................       8,392            59,819           19,336
                                                                          ---------         ---------        ---------
Cash and cash equivalents at end of period ............................   $  11,645         $   8,392        $  59,819
                                                                          =========         =========        =========


Supplemental disclosure of cash flow information:
    Cash paid for interest ............................................   $  40,944         $  32,602        $  32,659
                                                                          =========         =========        =========
Non-cash investing and financing activities
    Assets acquired by incurring note payable .........................   $    --           $    --          $     250
                                                                          =========         =========        =========


The accompanying notes are an integral part of these consolidated financial statements.


               SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (in thousands)




                                                                                               Common      Deferred
                                          Number of Units                            General  Units in   Compensation    Unearned
                                     Common   Subordinated    Common  Subordinated   Partner   Trust         Trust     Compensation
                                     ------   ------------    ------  ------------   -------  --------   ------------  ------------

Balance at September 27, 1997 ...... 21,562          7,164  $100,476      $ 39,835  $ 12,830    $   --         $   --     $ (11,902)

Net Income .........................                          28,090         9,312       763

Net grants forfeited under
Restricted Unit Plan ...............                            (594)                                                           594

Partnership distribution ...........                         (43,125)                 (1,105)

Amortization of Restricted
Unit compensation ..................                                                                                            626

APU contribution (120 Units) .......     --             --        --            --    12,000        --             --            --
                                     ------   ------------    ------  ------------   -------  --------   ------------  ------------



Balance at September 26, 1998....... 21,562          7,164    84,847        49,147    24,488                                (10,682)

Net Income .........................                           6,807        15,183       449

Net grants issued under
Restricted Unit Plan ...............                           1,154                                                         (1,154)

Partnership distribution ...........                         (43,739)                   (893)

Amortization of Restricted
Unit compensation ..................                                                                                            443

Recapitalization transactions.......    674         (7,164)   17,273       (64,330)  (22,000)   10,712        (10,712)       11,393
                                     ------   ------------    ------  ------------   -------  --------   ------------  ------------



Balance at September 25, 1999....... 22,236                   66,342                   2,044    10,712        (10,712)

Net income .........................                          37,761                     771

Other comprehensive income:
   Unrealized gain on securities....


Comprehensive income ...............


Partnership distribution ...........                         (46,484)                   (949)

Grants issued under Compensation
Deferral Plan ......................     43                      855                               855           (855)         (855)

Amortization of Compensation
Deferral Plan ......................     --             --        --            --        --        --             --           215
                                     ------   ------------    ------  ------------   -------  --------   ------------  ------------

Balance at September 30, 2000        22,279             -- $  58,474       $    --  $  1,866  $ 11,567      $ (11,567)    $    (640)
                                     ======   ============    ======  ============   =======  ========   ============  ============


The accompanying notes are an integral part of these consolidated financial statements.


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (in thousands)



                                        Accumulated
                                           Other         Total
                                       Comprehensive    Partners'   Comprehensive
                                           Income        Capital       Income
                                       -------------    ---------   -------------


Balance at September 27, 1997 ......                     $141,239

Net Income .........................                       38,165

Net grants forfeited under
Restricted Unit Plan ...............                           --

Partnership distribution ...........                      (44,230)

Amortization of Restricted
Unit compensation ..................                          626

APU contribution (120 Units) .......                       12,000
                                       -------------    ---------   -------------



Balance at September 26, 1998.......                      147,800

Net Income .........................                       22,439

Net grants issued under
Restricted Unit Plan ...............                           --

Partnership distribution ...........                      (44,632)

Amortization of Restricted
Unit compensation ..................                          443

Recapitalization transactions.......                      (57,664)
                                       -------------    ---------   -------------



Balance at September 25, 1999.......                       68,386

Net income .........................                       38,532       $  38,532

Other comprehensive income:
   Unrealized gain on securities....        $  2,129        2,129           2,129
                                                                    -------------

Comprehensive income ...............                                    $  40,661
                                                                    =============

Partnership distribution ...........                      (47,433)

Grants issued under Compensation
Deferral Plan ......................

Amortization of Compensation
Deferral Plan ......................        --                215
                                       -------------    ---------   -------------

Balance at September 30, 2000               $  2,129    $  61,829
                                       =============    =========   =============



The accompanying notes are an integral part of these consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                             (Dollars in thousands)


1.  PARTNERSHIP ORGANIZATION AND FORMATION

Suburban Propane Partners, L.P. (the "Partnership") was formed on December 19, 1995 as a Delaware limited partnership. The Partnership and its subsidiary, Suburban Propane, L.P. (the "Operating Partnership"), were formed to acquire and operate the propane business and assets of Suburban Propane, a division of Quantum Chemical Corporation (the "Predecessor Company"). In addition, Suburban Sales & Service, Inc. (the "Service Company"), a subsidiary of the Operating Partnership, was formed to acquire and operate the service work and appliance and parts businesses of the Predecessor Company. The Partnership, the Operating Partnership, the Service Company and a corporate operating entity subsequently acquired by the Operating Partnership, Gas Connection, Inc. (the "Retail Company"), are collectively referred to hereinafter as the "Partnership Entities". The Partnership Entities commenced operations on March 5, 1996 (the "Closing Date") upon consummation of an initial public offering of 18,750,000 Common Units representing limited partner interests in the Partnership (the "Common Units"), the private placement of $425,000 aggregate principal amount of Senior Notes due 2011 issued by the Operating Partnership (the "Senior Notes") and the transfer of all the propane assets (excluding the net accounts receivable balance) of the Predecessor Company to the Operating Partnership and the Service Company. On March 25, 1996, the underwriters of the Partnership's initial public offering exercised an over-allotment option to purchase an additional 2,812,500 Common Units.

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

On May 26, 1999, the Partnership completed a recapitalization (the "Recapitalization") which included the redemption of the Subordinated Units and APUs from the General Partner, and the general partner was replaced with a new General Partner, Suburban Energy Services Group LLC (the "Successor General Partner"), owned by Senior Management of the Partnership (See Note 10 - The Recapitalization).

The Partnership Entities are, and the Predecessor Company was, engaged in the retail and wholesale marketing of propane and related appliances and services. The Partnership believes it is the third largest retail marketer of propane in the United States, serving more than 750,000 active residential, commercial, industrial and agricultural customers from approximately 350 customer service centers in over 40 states. The Partnership's operations are concentrated in the east and west coast regions of the United States. The retail propane sales volume of the Partnership was approximately 524 million gallons during the fiscal years ended September 30, 2000 and September 25, 1999. Based on industry statistics, the Partnership believes that its retail propane sales volume constitutes approximately 6% of the domestic retail market for propane.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The consolidated financial statements present the consolidated financial position, results of operations and cash flows of the Partnership. All significant intercompany transactions and accounts have been eliminated.

FISCAL PERIOD. The Partnership's fiscal year ends on the last Saturday nearest to September 30. As fiscal 2000 ended on Saturday, September 30, 2000, fiscal 2000 includes 53 weeks of operations compared to 52 weeks in each of fiscal 1999 and fiscal 1998.

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

FINANCIAL INSTRUMENTS. The Partnership routinely uses propane futures and forward contracts to reduce the risk of future price fluctuations and to help ensure supply during periods of high demand. Gains and losses on futures and forward contracts designated as hedges are deferred and recognized in cost of sales as a component of the product cost for the related hedged transaction. In order for a future or forward contract to be accounted for as a hedge, the item to be hedged must expose the Partnership to price risk and the future or forward must reduce such price risk. As the Partnership is subject to propane market pricing and the propane forwards and futures highly correlate with changes in the market price of propane, hedge accounting is often utilized. The Partnership accounts for financial instruments which do not meet the hedge criteria or for hedging transactions which are terminated, under the mark or market rules which require gains or losses to be immediately recognized in earnings. In the Consolidated Statement of Cash Flows, cash flows from qualifying hedges are classified in the same category as the cash flows from the items being hedged. Net realized gains and losses for fiscal years 2000, 1999 and 1998 and unrealized gains and losses on open positions as of September 30, 2000 and September 25, 1999, respectively, were not material. See "New Accounting Standards" for further information.

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

GOODWILL AND OTHER INTANGIBLE ASSETS.   Goodwill and other intangible assets are
comprised of the following:

                                                  September 30,    September 25,
                                                      2000             1999
                                                  -------------    -------------


      Goodwill ..................................   $296,201          $242,230
      Debt origination costs ....................      8,024             8,024
      Deferred credit agreement cost ............      3,123              --
      Other, principally non-compete agreements..      4,940             4,948
                                                    --------          --------
                                                     312,288           255,202
      Less: accumulated amortization ............     50,671            41,239
                                                    --------          --------
                                                    $261,617          $213,963
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

Debt origination costs represent the costs incurred in connection with the placement of and the subsequent amendment to the $425,000 of Senior Notes are being amortized on a straight-line basis over 15 years.

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

UNIT-BASED COMPENSATION. The Partnership accounts for Unit-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, and makes the pro forma information disclosures required under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Upon issuance of Units under the plans, unearned compensation equivalent to the market value of the

Restricted Units or Common Units granted under the Compensation Deferral Plan is charged at the date of grant. The unearned compensation is amortized ratably over the restricted periods. The unamortized unearned compensation value is shown as a reduction of partners' capital in the accompanying consolidated balance sheets. As a result of the May 26, 1999 Recapitalization, all unamortized compensation related to the Restricted Units was earned and expense of $11,393 was recorded. As of September 30, 2000 there were no Units outstanding under the Restricted Unit Plan and there were 42,925 Common Units outstanding under the Compensation Deferral Plan.

NET INCOME (LOSS) PER UNIT. Basic net income (loss) per limited partner Unit is computed by dividing net income (loss), after deducting the General Partner's 2% interest, by the weighted average number of outstanding Common Units and Subordinated Units. Diluted net income (loss) per limited partner Unit is computed by dividing net income (loss), after deducting the General Partner's 2% interest, by the weighted average number of outstanding Common Units, Subordinated Units, time vested Restricted Units granted under the Restricted Unit Award Plan and time vested Common Units granted under the Compensation Deferral Plan.

COMPREHENSIVE INCOME. SFAS No. 130, "Reporting Comprehensive Income" ("Statement No. 130") was adopted in fiscal 1999. Statement No. 130 requires entities to report comprehensive income (the total of net income and all other non-owner changes in partners' capital) either below net income in the statement of operations, in a separate statement of comprehensive income or within the statement of partners' capital. Comprehensive income includes unrealized gains and losses on equity securities classified as available-for-sale and is included as a component of partners' capital.

NEW ACCOUNTING STANDARDS. In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Statement No. 133, as amended by Statement No. 137 and Statement No. 138, requires entities to record derivatives as assets or liabilities on the balance sheet based on their fair value and any subsequent changes in the fair values of contracts must be recorded in income, unless the contracts qualify as hedges. Contracts qualifying for hedge accounting would have changes in fair values reported as a component of comprehensive income (equity). The Partnership will adopt Statement No. 133 effective with the first fiscal quarter of 2001, as required. Management has determined that the Partnership's derivative contracts do not qualify for hedge accounting and will mark-to-market its derivatives through income. Based on the Partnership's derivatives outstanding on September 30, 2000, the transition amount required to be recognized upon adoption of Statement No. 133 on October 1, 2000 will not be significant to the Partnership. However, changes to the contracts outstanding after that date will cause volatility in earnings.

In fiscal 2000, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition", ("SAB 101"). SAB 101, and its subsequent amendments, summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be implemented by the Partnership in fiscal year 2001 and management does not anticipate the implementation will be significant to the Partnership.

RECLASSIFICATIONS. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

Effective with the completion of the Recapitalization (See Note 10 - The Recapitalization), the Distribution Support Agreement among the Partnership, the General Partner and Millennium, which was used to enhance the Partnership's ability to distribute the Minimum Quarterly Distribution on Common Units, was terminated and replaced by a $22,000 liquidity subfacility provided by the Partnership under the Partnership's Bank Credit Facilities (See Note 6 - Long-Term Debt and Revolving Credit Agreement). Under the Distribution Support Agreement, the General Partner had agreed to contribute to the Partnership cash in exchange for APUs. In connection with the Recapitalization, the Partnership redeemed all the outstanding APUs representing $22,000 that the General Partner had previously contributed under the Distribution Support Agreement.

The Partnership has paid the Minimum Quarterly Distribution on all outstanding Common Units during each quarter of fiscal 2000. The Partnership has increased the quarterly distribution to Unitholders from $.5250 to $.5375 per quarter effective for the fiscal fourth quarter ended September 30, 2000. The total amount consists of the existing Minimum Quarterly Distribution of $.50 per Unit per quarter plus an additional $0.0375 per Unit per quarter above the Minimum Quarterly Distribution.

4.  RELATED PARTY TRANSACTIONS

In connection with the Partnership's Recapitalization (See Note 10 - The Recapitalization), the Successor General Partner acquired the general partner interests from Millennium Chemicals Inc. for $6,000 (the "GP Loan") which was borrowed under a private placement with Mellon Bank N.A. ("Mellon"). In addition, the Partnership incurred expenses of $300 to complete the purchase of the general partner interest by the Successor General Partner.

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

If the Partnership elects or is required to purchase the note from Mellon, the Partnership has the right, exercisable in its sole discretion pursuant to the new compensation deferral plan established for the members of the Successor General Partner, to cause up to all of the Common Units deposited in the trust (amounting to $11,567 as of September 30, 2000) related to the compensation deferral plan to be forfeited and cancelled (and to cause all of the related distributions to be forfeited), regardless of the amount paid by the Partnership to purchase the GP Note.

Pursuant to a Computer Services Agreement (the "Services Agreement") dated as of the Closing Date between Millennium and the Partnership, Millennium permitted the Partnership to utilize Millennium's mainframe computer for the generation of customer bills, reports and information regarding the Partnership's retail sales. The Services Agreement was terminated effective April 3, 1998 at which time the Partnership began utilizing the services of an unrelated third party provider. For the year ended September 26, 1998 the Partnership incurred expenses of $202 under the Services Agreement.

5.  SELECTED BALANCE SHEET INFORMATION

Inventories consist of:

                                                  September 30,    September 25,
                                                      2000             1999
                                                  -------------    -------------

      Propane .................................     $ 33,050          $ 24,367
      Appliances and heating accessories.......        8,581             5,360
                                                    --------          --------
                                                    $ 41,631          $ 29,727
                                                    ========          ========

The Partnership enters into contracts to buy propane for supply purposes. Such contracts generally have terms of less than one year, with propane costs based on market prices at the date of delivery.

Property, plant and equipment consist of:

                                                  September 30,    September 25,
                                                      2000             1999
                                                  -------------    -------------


     Land and improvements.....................     $ 28,776         $ 27,892
     Buildings and improvements................       54,855           49,838
     Transportation equipment..................       59,228           55,541
     Storage facilities........................       30,854           24,923
     Equipment, primarily tanks and cylinders..      375,476          341,151
                                                    --------         --------
                                                     549,189          499,345
     Less: accumulated depreciation............      198,549          168,538
                                                    --------         --------
                                                    $350,640         $330,807

6.  LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT

Long-term debt consists of:
                                                 September 30,     September 25,
                                                     2000              1999
                                                 -------------     -------------

     Senior Notes, 7.54%, due June 30, 2011....     $425,000         $425,000

     Note payable, 8%, due in annual
       installments through 2006...............        2,370            2,670
     Amounts outstanding under Acquisition
       Facility of Revolving Credit Agreement..       90,000            --
     Other long-term liabilities...............          225              267
                                                    --------         --------
                                                     517,595          427,937
     Less:  current portion                              376              303
                                                    --------         --------
                                                    $517,219         $427,634
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

On November 10, 1999, in connection with the acquisition of SCANA (See Note 13 - Acquisition and Dispositions), the Partnership replaced its former Bank Credit Facilities, which had consisted of a $75,000 working capital facility and a $25,000 acquisition facility, with a new $175,000 Revolving Credit Agreement with a syndicate of banks led by First Union National Bank as Administrative Agent. The Revolving Credit Agreement consists of a $100,000 acquisition facility and a $75,000 working capital facility which expire on March 31, 2001. Borrowings under the Revolving Credit Agreement bear interest at a rate based upon either LIBOR plus a margin, First Union National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .375% to .50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of September 30, 2000, such fee was .50%.

The Revolving Credit Agreement provides the Partnership, at the Partnership's option, the right to extend the expiration date from March 31, 2001 to December 31, 2001 provided that the maximum ratio of consolidated total indebtedness to EBITDA (as defined in the Revolving Credit Agreement) would decrease from 5.10 to 1.00 to 4.75 to 1.00 during the nine month extension period.

As of September 30, 2000, $90,000 was outstanding under the acquisition facility of the Revolving Credit Agreement resulting from the acquisition of SCANA and $6,500 was outstanding under the working capital facility. As of September 25, 1999, $2,750 was outstanding under the former Bank Credit Facilities.

Based on the current rates offered to the Partnership for debt of the same remaining maturities, the carrying value of the Partnership's long-term debt approximates its fair market value.

The Senior Note Agreement and Revolving Credit Agreement contain various restrictive and affirmative covenants applicable to the Operating Partnership, including (a) maintenance of certain financial tests (including maintaining minimum net worth of $50,000), (b) restrictions on the incurrence of additional indebtedness, and (c) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Partnership intends to exercise its option to extend the Revolving Credit Agreement to December 31, 2001 or replace the existing Revolving Credit Agreement with a new facility with more favorable restrictive and affirmative covenants prior to March 31, 2001.

7.  RESTRICTED UNIT PLAN

In 1996, the Partnership adopted the 1996 Restricted Unit Award Plan (the "Restricted Unit Plan") which authorizes the issuance of Common Units with an aggregate value of $15,000 (731,707 Common Units valued at the initial public offering price of $20.50 per Unit) to executives, managers and Elected Supervisors of the Partnership. Units issued under the Restricted Unit Plan were subject to a bifurcated vesting procedure such that (a) twenty-five percent of the issued Units were to vest over time with one-third of such units vesting at the end of each of the third, fifth and seventh anniversaries of the issuance date, and (b) the remaining seventy-five percent of the Units were to vest automatically upon, and in the same proportions as, the conversion of Subordinated Units to Common Units. Restricted Unit Plan participants were not eligible to receive quarterly distributions or vote their respective Units until vested. Restrictions generally limit the sale or transfer of the Units during the restricted periods. The value of the Restricted Unit is established by the market price of the Common Unit at the date of grant. Restricted Units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plan. According to the change of control provisions of the Restricted Unit Plan, all outstanding Restricted Units on the closing date of the Recapitalization (See Note 10 - The Recapitalization) vested and converted into Common Units.

Following is a summary of activity in the Restricted Unit Plan:

                                                    Units         Value Per Unit
                                                    -----         --------------

     OUTSTANDING, SEPTEMBER 27, 1997 ..........    634,148       $18.41 - $21.63

     Awarded ..................................     97,556           $19.91
     Forfeited ................................   (109,893)      $18.41 - $21.63
                                                  ---------      ---------------

     OUTSTANDING, SEPTEMBER 26, 1998 ..........    621,811       $18.41 - $21.63

     Awarded ..................................     74,143       $17.88 - $19.06
     Forfeited ................................    (22,789)      $17.88 - $19.91
     Vested and converted to Common Units......   (673,165)      $17.88 - $21.63
                                                  ---------      ---------------

     OUTSTANDING, SEPTEMBER 25, 1999 AND
     SEPTEMBER 30, 2000 .......................      -0-         $     -0-
                                                  =========      ===============

For the year ended September 25, 1999, the Partnership amortized $443 of unearned compensation and recorded an expense of $11,336 related to the accelerated vesting on the closing date of the Recapitalization which is included in recapitalization costs in the accompanying statements of operations (See Note 10 - The Recapitalization). For the year ended September 26, 1998, the Partnership amortized $626 of unearned compensation.

The Partnership intends on adopting a new Restricted Unit Plan in fiscal 2001 which will replace the existing Restricted Unit Plan. The new Restricted Unit Plan will eliminate the bifurcated vesting procedures and substitute a five-year vesting procedure. The Partnership does not anticipate awarding any of the Units which remain available under the existing Restricted Unit Plan which amount to 58,542 Units at September 30, 2000.

8.  COMPENSATION DEFERRAL PLAN

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

The Deferral Plan also allows eligible employees to defer receipt of Common Units that may be subsequently granted by the Partnership under the Deferral Plan. The Common Units granted under the Deferral Plan and related Partnership distributions are subject to forfeiture provisions such that (a) 100% of the Common Units would be forfeited if the grantee ceases to be employed prior to the third anniversary of the Recapitalization, (b) 75% would be forfeited if the grantee ceases to be employed after the third anniversary but prior to the fourth anniversary of the Recapitalization and (c) 50% would be forfeited if the grantee ceases to be employed after the fourth anniversary but prior to the fifth anniversary of the Recapitalization. Upon issuance of Common Units under the Deferral Plan, unearned compensation equivalent to the market value of the Common Units is charged at the date of grant. The unearned compensation is amortized in accordance with the Deferral Plan's forfeiture provisions. The unamortized unearned compensation value is shown as a reduction of partners' capital in the accompanying consolidated balance sheets. For the year ended September 30, 2000, the Partnership amortized $215 of unearned compensation.

Pursuant to the Deferral Plan, participants have deferred receipt of these Common Units and related distributions by the Partnership by depositing the Units into a trust. The value of the Common Units deposited in the trust and the related deferred compensation trust liability are reflected in the accompanying consolidated balance sheets as components of partners' capital.

Following is a summary of activity in the Deferral Plan:

                                                    Units         Value Per Unit
                                                    -----         --------------

     Outstanding, September 25, 1999...........       -                 -

     Awarded...................................    42,925            $19.91
                                                  -------           --------

     Outstanding, September 30, 2000...........    42,925            $19.91
                                                  =======           ========

9.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

DEFINED BENEFIT PLANS
=====================

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

                                                    September 30,  September 25,
                                                        2000           1999
                                                    -------------  -------------
The following table sets forth the plan's actuarial assumptions:

     Weighted-average discount rate............        7.75%             7.50%
     Average rate of compensation increase.....        3.50%             3.50%
     Weighted-average expected long-term rate
      of return on plan assets.................        9.50%              9.0%

The following table provides a reconciliation of benefit obligations:

     Benefit obligation at beginning of year ..     $155,933          $178,785
     Service cost..............................        4,403             5,673
     Interest cost.............................       10,945            11,107
     Actuarial (gain)..........................       (1,946)          (19,723)
     Benefits paid.............................      (17,920)          (19,909)
                                                    ---------         ---------
     Benefit obligation at end of year.........     $151,415          $155,933
                                                    =========         =========

The following table provides a reconciliation of plan assets:

     Fair value of plan assets at beginning of
      year.....................................     $177,981          $179,090
     Actual return on plan assets..............       16,990            18,800
     Benefits paid.............................      (17,920)          (19,909)
                                                    ---------         ---------
     Fair value of plan assets at end of year..     $177,051          $177,981
                                                    =========         =========

The following table provides a reconciliation of the funded status of the plan:

     Funded status.............................     $ 25,636          $ 22,048
     Unrecognized prior service cost...........       (1,513)           (1,723)
     Unrecognized net actuarial loss...........        9,564            13,173
                                                    ---------         ---------
     Prepaid benefit cost......................     $ 33,687          $ 33,498
                                                    =========         =========

The net periodic pension (income)/expense includes the following:


                                                    Year Ended      Year Ended      Year Ended
                                                   September 30,   September 25,   September 26,
                                                       2000            1999            1998
                                                   -------------   -------------   -------------

     Service cost .............................     $  4,403        $  5,674        $  5,038
     Interest cost ............................       10,945          11,107          11,698
     Expected return on plan assets ...........      (15,327)        (16,254)        (16,901)
     Amortization of prior service cost .......         (210)           (210)           (185)
     Recognized net actuarial loss ............         --               741            --
     Plan amendment ...........................         --              --            14,392
                                                    ---------      ----------       ---------
        Net periodic pension (income)/expense..     $   (189)       $  1,058        $ 14,042
                                                    =========      ==========       =========

DEFINED CONTRIBUTION PLAN
=========================

The  Partnership  has a  defined  contribution  plan  covering  most  employees.
Contributions and costs are a percent of the participating employees' compensation. These amounts totaled $1,908, $1,331 and $1,923 for the years ended September 30, 2000, September 25, 1999 and September 26, 1998, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
===========================================

The Partnership provides postretirement health care and life insurance benefits for certain retired employees. Partnership employees hired prior to July 1993 and that retired prior to March 1998 are eligible for such benefits if they reached a specified retirement age while working for the Partnership. The Partnership does not fund its postretirement benefit plan.

                                                    September 30,  September 25,
                                                        2000           1999
                                                    -------------  -------------

The following table provides a reconciliation of benefit obligations:

     Benefit obligation at beginning of year ..       $ 38,808       $ 41,447
     Service cost .............................            130            136
     Interest cost ............................          2,753          2,581
     Actuarial (gain) .........................           (265)        (1,772)
     Benefits paid ............................         (3,172)        (3,505)
     Amendments ...............................           --              (79)
                                                      ---------      ---------
     Benefit obligation at end of year ........       $ 38,254       $ 38,808
                                                      =========      =========

The following table provides a reconciliation of the funded status of the plan:

     Funded status ............................       $(38,254)      $(38,808)
     Unrecognized prior service cost ..........         (4,467)        (5,188)
     Unrecognized net actuarial loss ..........          5,664          6,097
                                                      ---------      ---------
     Accrued benefit liability ................       $(37,057)      $(37,899)
     Less:  Current portion ...................          3,172          3,505
                                                      ---------      ---------
     Non-current liability ....................       $ 33,885       $ 34,394
                                                      =========      =========

The net periodic postretirement benefit (income)/expense includes the following components:


                                                    Year Ended      Year Ended      Year Ended
                                                   September 30,   September 25,   September 26,
                                                       2000            1999            1998
                                                   -------------   -------------   -------------

     Service cost .............................     $    130        $    136        $    474
     Interest cost ............................        2,753           2,581           2,645
     Amortization of prior service cost .......         (721)           (714)           (536)
     Recognized net actuarial loss ............          168             284             184
     Plan amendment ...........................         --              --           (15,367)
                                                    ---------      ----------       ---------
        Net periodic postretirement benefit
                (income)/expense...............     $  2,330        $  2,287        $(12,600)
                                                    =========      ==========       =========

The accumulated postretirement benefit obligation was based on a 7% and 8% increase in the cost of covered health care benefits for 2000 and 1999, respectively. This rate is assumed to decrease gradually to 5.75% in 2002 and to remain at that level thereafter. Increasing the assumed health care cost trend rates by 1.0% in each year would increase the Partnership's benefit obligation as of September 30, 2000 by $1,180 and the aggregate of service and interest components of accumulated postretirement net periodic postretirement benefit cost for the year ended September 30, 2000 by $90.

The   weighted-average   discount  rate  used  in  determining  the  accumulated
postretirement benefit obligation was 7.75% and 7.5% at September 30, 2000 and September 25, 1999, respectively.

10. THE RECAPITALIZATION

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

The Successor General Partner is owned by Senior Management of the Partnership who had previously been granted Restricted Units under the Partnership's Restricted Unit Plan. These individuals surrendered 553,896 Restricted Units representing substantially all of their Restricted Units, before they vested (according to their terms, the Restricted Units vested and converted into Common Units on completion of the Recapitalization) in exchange for the right to participate in a new compensation deferral plan of the Partnership and the Operating Partnership. The Partnership deposited into a trust on behalf of these individuals 553,896 Common Units. Pursuant to the new compensation deferral plan, these individuals have deferred receipt of these Common Units and related distributions by the Partnership until the date the GP Loan is repaid in full or the seventh anniversary of the date the Recapitalization is completed, whichever they may choose, but subject to the earlier distribution and forfeiture provisions of the compensation deferral plan. The value of the Common Units deposited in the trust and the related deferred compensation trust liability are reflected in the accompanying consolidated balance sheets at September 30, 2000 and September 25, 1999 as components of Partners' Capital.

11. INCOME TAXES

As discussed in Note 2, the Partnership's earnings for federal and state income tax purposes are included in the tax returns of the individual partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership except for earnings of the corporate entities which are subject to federal and state income taxes.


12. COMMITMENTS AND CONTINGENCIES

COMMITMENTS
===========

The Partnership leases certain property, plant and equipment for various periods under noncancelable leases. Rental expense under operating leases was $19,931, $18,018 and $16,993 for the years ended September 30, 2000, September 25, 1999 and September 26, 1998, respectively.

Future minimum rental commitments under noncancelable operating lease agreements as of September 30, 2000 are as follows:

     FISCAL YEAR
     -----------
     2001                                                  $19,817
     2002                                                   15,608
     2003                                                   15,462
     2004                                                   10,977
     2005 and thereafter                                    20,613

CONTINGENCIES
=============

As discussed in Note 2, the Partnership is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At September 30, 2000 and September 25, 1999, accrued insurance liabilities amounted to $25,628 and $23,129, respectively, representing the total estimated losses under these self-insurance programs. These liabilities represent the gross estimated losses as no claims or lawsuits, individually or in the aggregate, were estimated to exceed the Partnership's deductibles on its insurance policies. The Partnership is also involved in various legal actions which have arisen in the normal course of business, including those relating to commercial transactions and product liability. It is the opinion of management, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership's financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insurance claims.

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

Future developments, such as stricter environmental, health or safety laws and regulations thereunder, could affect Partnership operations. The Partnership anticipates that compliance with or liabilities under environmental, health and safety laws and regulations, including CERCLA, will not have a material adverse effect on the Partnership. To the extent that there are any environmental liabilities unknown to the Partnership or environmental, health or safety laws or regulations are made more stringent, there can be no assurance that the Partnership's results of operations will not be materially and adversely affected.

13. ACQUISITION AND DISPOSITIONS

On November 8, 1999, the Partnership acquired the assets of SCANA Propane Gas, Inc., SCANA Propane Storage, Inc., SCANA Propane Supply, Inc., USA Cylinder Exchange, Inc., and C&T Pipeline, LLC from SCANA Corp. for $86,000 plus working capital. SCANA Propane Gas, Inc. distributes approximately 20 million gallons annually and services more than 40,000 customers from 22 customer service centers in North and South Carolina. USA Cylinder Exchange, Inc. operates an automated 20-lb. propane cylinder refurbishing and refill center in Hartsville, South Carolina, selling to approximately 1,600 grocery and convenience stores in the Carolinas, Georgia and Tennessee. SCANA Propane Storage, Inc. owns a 60 million gallon storage cavern in Tirzah, South Carolina which is connected to the Dixie Pipeline by the 62 mile propane pipeline owned by C&T Pipeline, LLC. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets and liabilities based on their estimated fair values and the balance of $54,283 has been recorded as goodwill and is being amortized over its estimated useful life of forty years. Unaudited pro forma consolidated results after giving effect to the acquisition during the years ended September 25, 1999 and September 30, 2000 would not have been materially different from the reported amounts for either year.

On December 3, 1999 the Partnership sold 23 customer service centers principally located in Georgia for total cash proceeds of approximately $19,400 and recorded a gain of $10,328.

14. SUBSEQUENT EVENTS

On October 17, 2000, the Partnership sold 2,175 Common Units in a public offering at a price of $21.125 per Unit realizing proceeds of $43,500, net of underwriting commissions and any other offering expenses. On November 14, 2000, following the underwriters partial exercise of its over-allotment option, the Partnership sold an additional 0.178 Common Units at the same price, generating net proceeds of $3,600. The aggregate net proceeds of $47,100 were applied to reduce outstanding Revolving Credit borrowings.

                   INDEX TO SUPPLEMENTAL FINANCIAL INFORMATION

                       SUBURBAN ENERGY SERVICES GROUP LLC


                                                                            PAGE
                                                                            ----

Report of Independent Accountants                                           F-21

Balance Sheets - September 30, 2000 and September 25, 1999                  F-22

Notes to Consolidated Balance Sheets                                        F-23

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------






To the Stockholders of
Suburban Energy Services Group LLC


In our opinion, the accompanying consolidated balance sheets present fairly, in all material respects, the financial position of Suburban Energy Services Group LLC at September 30, 2000 and September 25, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets, assessing the accounting principles used and significant estimates made by management, and evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







PricewaterhouseCoopers LLP
Florham Park, NJ
October 24, 2000

                       SUBURBAN ENERGY SERVICES GROUP LLC
                                 BALANCE SHEETS


                                                         September 30,   September 25,
                                                             2000            1999
                                                         -------------   -------------

Assets
Current assets:
  Cash and cash equivalents ........................      $     5,986     $    23,149
                                                          -----------     -----------

  Total current assets .............................            5,986          23,149

  Investment in Suburban Propane Partners, L.P. ....        1,866,426       2,044,453
  Goodwill, net ....................................        3,195,180       3,277,800
                                                          -----------     -----------

      Total assets .................................      $ 5,067,592     $ 5,345,402
                                                          ===========     ===========


Liabilities
Current Liabilities:
  Current portion of note payable ..................      $ 1,030,000     $   460,000
  Interest payable .................................           55,733          49,933
                                                          -----------     -----------

  Total current liabilities ........................        1,085,733         509,933

Note payable .......................................        3,995,000       5,425,000
                                                          -----------     -----------

  Total liabilities ................................        5,080,733       5,934,933
                                                          -----------     -----------

Stockholders' equity (deficit)
  Common stock, $1 par value, 2,000 shares
      issued and outstanding .......................            2,000           2,000
  Additional paid in capital .......................          345,141            --
  Accumulated earnings (deficit) ...................         (360,282)       (591,531)
                                                          -----------     -----------

    Total stockholders' equity (deficit) ...........          (13,141)       (589,531)
                                                          -----------     -----------

    Total liabilities and stockholders' equity
       (deficit)....................................      $ 5,067,592     $ 5,345,402
                                                          ===========     ===========




The accompanying notes are an integral part of these financial statements.

                       SUBURBAN ENERGY SERVICES GROUP LLC
                          Notes To Financial Statements



1.  ORGANIZATION AND FORMATION

Suburban Energy Services Group LLC (the "Company") was formed on October 26, 1998 as a limited liability company pursuant to the Delaware Limited Liability Company Act. It was formed to purchase the general partner interests in Suburban Propane Partners, L.P. from Suburban Propane GP, Inc. (the "Former General Partner"), a wholly-owned indirect subsidiary of Millennium Chemicals Inc., and become the successor general partner. The Company purchased and owns a 0.88% general partner interest in Suburban Propane Partners, L.P. and a 1.0101% general partner interest in Suburban Propane, L.P., a wholly-owned subsidiary of Suburban Propane Partners, L.P.

Suburban Propane Partners, L.P. is a publicly-traded Master Limited Partnership traded on the New York Stock Exchange and is engaged in the retail and wholesale marketing of propane and related appliances and services.

The Company acquired the general partner interests from Millennium Chemicals Inc. on May 26, 1999 (the "Closing Date") for $6,000,000, which was borrowed under a private placement with Mellon Bank, N.A. ("Mellon").

The Company is owned by senior management of Suburban Propane, L.P. Each owner has contributed their pro-rata share of $2,000 as their initial capital contribution. The Company plans to repay the $6,000,000 borrowing from its general partner distributions to be received from Suburban Propane Partners, L.P. and from capital contributions from its owners. During the year ended September 30, 2000, the Company's owners made capital contributions in the amount of $345,141.

2.  BASIS OF  PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The accompanying financial statements have been prepared on the accrual basis of accounting.

         INVESTMENT IN SUBURBAN PROPANE PARTNERS, L.P. As previously noted, the Company acquired a combined 2% general partner interest in Suburban Propane Partners, L.P. on the Closing Date. The Company accounts for its investment under the equity method of accounting whereby the Company recognizes in income 2% of Suburban Propane Partners, L.P. consolidated net income (loss) and reduces its investment balance to the extent of partnership distributions the Company receives from Suburban Propane Partners, L.P.

         GOODWILL. The company recorded goodwill on the Closing Date of $3,305,340 representing the excess of the $6,000,000 purchase price over the carrying value of the General Partner's capital account reflected on the books of Suburban Propane Partners, L.P. The Company amortizes goodwill over a forty-year period utilizing the straight-line method. Accumulated amortization at September 30, 2000 and September 25, 1999 amounted to $110,160 and $27,540, respectively.

3.  NOTE PAYABLE

On the Closing Date, the Company borrowed $6,000,000 under a loan agreement (the "GP Loan") with Mellon to finance the purchase of the general partner interests held by the Former General Partner. The GP loan is secured by a pledge of the general partner interests held by the Company.

The GP Loan has a term of five years from the Closing Date and requires interest to be paid at a rate equal to LIBOR plus 2% with such interest to be paid no less frequently than quarterly. The GP Loan maturities for each of the next four years are: $1,030,000 in 2001, $1,600,000 in 2002, $1,600,000 in 2003 and
$795,000 in 2004.

The GP Loan contains  various  covenants  limiting the ability of the Company to
(i) incur indebtedness, (ii) grant liens, (iii) acquire assets, other than the general partner interests, and (iv) merge, consolidate or sell its assets.

Upon the occurrence and continuance of an event of default under the GP Loan, Mellon will have the right to cause Suburban Propane, L.P. to purchase the note evidencing the GP Loan (the "GP Note"). Suburban Propane, L.P. has agreed to maintain borrowing availability under its available lines of credit, which will be sufficient to enable it to repurchase the GP Note in these circumstances. The GP Note will also cross-default to the obligations of Suburban Propane, L.P.'s obligations under its Senior Note Agreement and its Credit Agreement. Upon a GP Default, Suburban Propane, L.P. also will have the right to purchase the GP Note from Mellon.

4.  INCOME TAXES

For federal and state income tax purposes, the earnings and losses attributable to the Company are included in the tax returns of the individual stockholders. As a result, no recognition of income tax expense (benefit) has been reflected in the accompanying financial statements.

Index to Financial Statement Schedule
Suburban Propane Partners, L.P. and Subsidiaries

                                                                            PAGE
                                                                            ----

Schedule II       Valuation and Qualifying Accounts for the fiscal years
                  ended September 30, 2000, September 25, 1999 and
                  September 26, 1998.                                        S-2

                                                                                                SCHEDULE II
                                                                                                 -----------

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                  BALANCE AT    CHARGED                 DEDUCTIONS      BALANCE
                                  BEGINNING     TO COST /    OTHER       (AMOUNTS       AT END
                                  OF PERIOD     EXPENSES   ADDITIONS   CHARGED OFF)    OF PERIOD
                                  ---------     --------   ---------   ------------    ---------

Year Ended September 26, 1998
-----------------------------

Allowance for doubtful accounts   $ 2,682      $ 2,642       $--        $(2,942)        $ 2,382
                                  =======      =======       ===        =======         =======

Accumulated amortization:
  Goodwill ....................   $25,633      $ 6,134       $--        $  --           $31,767
  Other intangibles ...........   $ 1,527      $ 1,036       $--        $  --           $ 2,563
                                  -------      -------       ---        -------         -------
                  Total .......   $27,160      $ 7,170       $--        $  --           $34,330
                                  =======      =======       ===        =======         =======

Restructuring reserves ........   $ 4,566      $  --         $--        $(4,566)        $  --
                                  =======      =======       ===        =======         =======


Year Ended September 25, 1999
-----------------------------

Allowance for doubtful accounts   $ 2,382      $ 2,601       $--        $(2,894)        $ 2,089
                                  =======      =======       ===        =======         =======

Accumulated amortization:
  Goodwill ....................   $31,767      $ 5,977       $--        $  --           $37,744
  Other intangibles ...........   $ 2,563      $ 1,076       $--        $  (144)        $ 3,495
                                  -------      -------       ---        -------         -------
                  Total .......   $34,330      $ 7,053       $--        $  (144)        $41,239
                                  =======      =======       ===        =======         =======


Year Ended September 30, 2000
-----------------------------

Allowance for doubtful accounts   $ 2,089      $ 3,137       $--        $(2,251)        $ 2,975
                                  =======      =======       ===        =======         =======

Accumulated amortization:
  Goodwill ....................   $37,744      $ 7,292       $--        $   (18)        $45,018
  Other intangibles ...........   $ 3,495      $ 2,338       $--        $  (180)        $ 5,653
                                  -------      -------       ---        -------         -------
                  Total .......   $41,239      $ 9,630       $--        $  (198)        $50,671
                                  =======      =======       ===        =======         =======




                         SUBURBAN PROPANE PARTNERS, L.P.

                            2000 RESTRICTED UNIT PLAN

            SUBURBAN PROPANE PARTNERS, L.P. 2000 RESTRICTED UNIT PLAN


                                    ARTICLE I

                              PURPOSE AND APPROVAL

                  The purpose of this Plan is to strengthen Suburban Propane Partners, L.P., a Delaware limited partnership (the "Partnership"), by providing an incentive to certain selected employees of the Partnership and affiliated entities, and thereby encouraging them to devote their abilities and industry to the success of the Partnership's business enterprise in such a manner as to maximize the Partnership's value. It is intended that this purpose be achieved by extending to such individuals an added long-term incentive for continued service to the Partnership, and for high levels of performance and unusual efforts which enhance the Partnership's value through the grant of rights to receive Common Units (as hereinafter defined) of the Partnership.

                                   ARTICLE II

                                   DEFINITIONS

                  For the purposes of this Plan, unless otherwise specified in an agreement, capitalized terms shall have the following meanings:

     2.1 "Act" shall mean the Securities Act of 1933, as amended.

     2.2 "Agreement" shall mean the written agreement between the Partnership and a Grantee evidencing the grant of an Award and setting forth the terms and conditions thereof.

     2.3 "Award" shall mean a grant of restricted Common Units pursuant to the terms of this Plan.

     2.4 "Beneficial Ownership" shall mean as that term is used within the meaning of Rule 13d-3 promulgated under the Exchange Act.

     2.5 "Board" shall mean the Board of Supervisors of the Partnership.

     2.6 "Cause" shall mean, unless otherwise provided in an Agreement, (a) the Grantee's gross negligence or willful misconduct in the performance of his duties, (b) the Grantee's willful or grossly negligent failure to perform his duties, (c) the breach by the Grantee of any written covenants to Suburban Propane, L.P. or any of the Partnership's other affiliates, (d) dishonest, fraudulent or unlawful behavior by the Grantee (whether or not in conjunction with employment) or the Grantee being subject to a judgment, order or decree (by consent or otherwise) by any governmental or regulatory authority which restricts his ability to engage in the business conducted by Suburban Propane, L.P., the Partnership, or any of their affiliates, or (e) willful or reckless breach by the Grantee of any policy adopted by Suburban Propane, L.P., the Partnership, or any of their affiliates, concerning conflicts of interest, standards of business conduct or fair employment practices or procedures with respect to compliance with applicable law.

     2.7 "Change in Capitalization" shall mean any increase or reduction in the number of Common Units, or any change (including, but not limited to, a change in value) in the Common Units, or exchange of Common Units for a different number of kind of units or other securities of the Partnership, by reason of a reclassification, recapitalization, merger, consolidation, reorganization, spin-off, split-up, issuance of warrants or rights or other convertible securities, unit distribution, unit split or reverse unit split, cash dividend, property dividend, combination or exchange of units, repurchase of units, change in corporate structure or otherwise.

     2.8 "Code" shall mean the Internal Revenue Code of 1986, as amended.

     2.9 "Committee" shall mean the Compensation Committee of the Board.

     2.10 "Common Units" shall mean the common units representing limited partnership interest of the Partnership.

     2.11 "Disability" shall have the same meaning that such term (or similar term) has under the Partnership's long-term disability plan, or as otherwise determined by the Committee.

     2.12 "Effective Date" shall mean November 1, 2000.

     2.13 "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended.

     2.14 "Fair Market Value" per unit on any date shall mean the average of the high and low sale prices of the Common Units on such date on the principal national securities exchange on which such Common Units are listed or admitted to trading, or if such Common Units are not so listed or admitted to trading, the arithmetic mean of the per Common Unit closing bid price and per Common Unit closing asked price on such date as quoted on the National Association of Securities Dealers Automated Quotation System or such other market on which such prices are regularly quoted, or, if there have been no published bid or asked quotations with respect to Common Units on such date, the Fair Market Value shall be the value established by the Board in good faith.

     2.15 "General Partner" has the meaning set forth in the Partnership Agreement.

     2.16 "Good Reason" shall mean, unless otherwise provided in an Agreement, in the case of an employee of Suburban Propane, L.P. or any of the Partnership's other affiliates, (a) any failure by Suburban Propane, L.P. or any of the Partnership's other affiliates to comply in any material respect with the compensation provisions of a written employment agreement between the Grantee and Suburban Propane, L.P. or any of the Partnership's other affiliates, (b) a material adverse change in the Grantee's title without his consent, or (c) the assignment to the Grantee, without his consent, of duties and responsibilities materially inconsistent with his level of responsibility.

     2.17 "Grantee" shall mean a person to whom an Award has been granted under the Plan.

     2.18 "Partnership" shall mean Suburban Propane Partners, L.P., a Delaware limited partnership, and its successors.

     2.19 "Partnership Agreement" shall mean the Second Amended and Restated Agreement of Limited Partnership of the Partnership.

     2.20 "Person" has the meaning used for purposes of Section 13(d) or 14(d) of the Exchange Act.

     2.21 "Plan" shall mean the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan.

     2.22 "Pooling Period" shall mean, with respect to a Pooling Transaction, the period ending on the first date on which the combined entity resulting from such Pooling Transaction publishes thirty days of combined operating results.

     2.23 "Pooling Transaction" shall mean an acquisition of or by the Partnership in a transaction which is intended to be treated as a "pooling of interests" under generally accepted accounting principles.

     2.24 "Subsidiary" means any corporation, partnership, or other Person of which a majority of its voting power or its voting equity securities or equity interest is owned, directly or indirectly, by the Partnership.

                                   ARTICLE III

                           ADMINISTRATION OF THE PLAN

     3.1 The Plan shall be administered by the Committee, which shall hold meetings at such times as may be necessary for the proper administration of the Plan. The Committee shall keep minutes of its meetings. A quorum shall consist of not less than two members of the Committee and a majority of a quorum may authorize any action. Any decision or determination reduced to writing and signed by a majority of all of the members of the Committee shall be as fully effective as if made by a majority vote at a meeting duly called and held. Notwithstanding anything else herein to the contrary, the Committee may delegate to any individual or committee of individuals the responsibility to carry out any of its rights and duties with respect to the Plan. No member of the Committee or any individual to whom it has delegated any of its rights and duties shall be liable for any action, failure to act, determination or interpretation made in good faith with respect to this Plan or any transaction hereunder, except for liability arising from his or her own willful misfeasance, gross negligence or reckless disregard of his or her duties. The Partnership hereby agrees to indemnify each member of the Committee and its delegates for all costs and expenses and, to the extent permitted by applicable law, any liability incurred in connection with defending against, responding to, negotiating for the settlement of or otherwise dealing with any claim, cause of action or dispute of any kind arising in connection with any actions in administering this Plan or in authorizing or denying authorization for any transaction hereunder.

     3.2 Each member of the Committee shall be a "disinterested person" within the meaning of Rule 16b-3 under the Exchange Act.

     3.3 Subject to the express terms and conditions set forth herein, the Committee shall have the power, consistent with Rule 16b-3 under the Exchange Act, from time to time to:

          (a) select those employees and members of the Board to whom Awards shall be granted and to determine the terms and conditions (which need not be identical) of each such Award;

          (b) make any amendment or modification to any Agreement consistent with the terms of the Plan;

          (c) construe and interpret the Plan and the Awards, and establish, amend and revoke rules and regulations for the administration of the Plan, including, but not limited to, correcting any defect or supplying any omission, or reconciling any inconsistency in the Plan or in any Agreement or between the Plan and any Agreement, in the manner and to the extent it shall deem necessary or advisable so that the Plan complies with applicable law, including Rule 16b-3 under the Exchange Act to the extent applicable, and otherwise to make the Plan fully effective. All decisions and determinations by the Committee or its delegates in the exercise of this power shall be final, binding and conclusive upon the Partnership, its subsidiaries, the Grantees and all other persons having any interest therein;

          (d) exercise its discretion with respect to the powers and rights granted to it as set forth in the Plan; and

          (e) generally, exercise such powers and perform such acts as it deems necessary or advisable to promote the best interests of the Partnership with respect to the Plan.

     3.4 The maximum number of Common Units that may be made the subject of Awards granted under the Plan is 487,805. The Partnership shall reserve for purposes of the Plan, out of its authorized but unissued units, such amount of Common Units.

     3.5 Notwithstanding anything inconsistent contained in this Plan, the number of Common Units subject to, or which may become subject to, Awards at any time under the Plan shall be reduced to such lesser amount as may be required pursuant to the methods of calculation necessary so that the exemptions provided pursuant to Rule 16b-3 under the Exchange Act will continue to be available for transactions involving all current and future Awards. In addition, during the period that any Awards remain outstanding under the Plan, the Committee may make good faith adjustments with respect to the number of Common Units attributable to such Awards for purposes of calculating the maximum number of Common Units subject to the granting of future Awards under the Plan, provided that following such adjustments the exemptions provided pursuant to Rule 16b-3 under the Exchange Act will continue to be available for transactions involving all current and future Awards.

                                   ARTICLE IV

                               COMMON UNIT GRANTS

     4.1 Time Vesting Grants. From time to time, the Committee may grant restricted Common Units to Grantees, in such amounts as it deems prudent and proper. Such rights shall be granted, and the Common Units underlying such rights shall be issued, in consideration of the performance of services and for no other consideration.

     4.2 Forfeiture.  A Grantee's  rights with respect to the restricted  Common
Units shall remain forfeitable at all times prior to the date on which the restrictions thereon shall have lapsed in accordance with the terms of the Plan and the Award.

     4.3 Vesting  Schedule.  The restricted  Common Unit grants made pursuant to
Section 4.1 shall vest and become non-forfeitable, unless otherwise determined by the Committee (at the time of Award or otherwise), and the restrictions thereon shall lapse, at a rate of 25% on the third anniversary of the date of the applicable Award, a second 25% on the fourth anniversary, and a final 50% on the fifth anniversary of the date of the applicable Award, provided that the Grantee is employed on such date.

     4.4 Other Grants. Notwithstanding anything else herein to the contrary, the Committee may grant Common Units on such terms and conditions as it determines in its sole discretion, the terms and conditions of which shall be set forth in the applicable Award.

                                    ARTICLE V

                     OTHER PROVISIONS APPLICABLE TO VESTING

     5.1 Forfeiture. Unless otherwise provided in an Award, any and all restricted Common Units in respect of which the restrictions have not previously lapsed shall be forfeited (and automatically transferred to and reacquired by the Partnership at no cost to the Partnership and neither the Grantee nor any successors, heirs, assigns, or personal representatives of such Grantee shall thereafter have any further right or interest therein) upon the termination of the Grantee's employment for any reason.

     5.2 Disability. Notwithstanding the provisions of Section 5.1, unless otherwise provided in an Agreement, if a Grantee's employment terminates as a result of Disability, the restricted Common Units held by such Grantee for one year on the date of termination shall immediately vest.

     5.3 Recycling of Forfeited Shares. Subject to the restrictions set forth in Rule 16b-3 of the Exchange Act, any Common Units forfeited hereunder may be, after six months, the subject of an Award pursuant to this Plan.

                                   ARTICLE VI

                             DELIVERY OF UNITS, ETC.

     6.1 Delivery of Common Units. Subject to Section 16, upon the vesting of Common Units, the Partnership shall deliver to the Grantee a certificate representing such number of Common Units as are subject to such rights, to the extent of such vesting, free of all restrictions hereunder within 45 days of the date of vesting.

     6.2 Transferability. Until such time as restricted Common Units have vested and become non-forfeitable and certificates representing Common Units in respect thereof have been issued, a Grantee shall not be entitled to transfer such Common Units.

     6.3 Rights of Grantees. Until such time as restricted Common Units have vested and become non-forfeitable and certificates representing Common Units in respect thereof have been issued, a Grantee shall not be entitled to exercise any rights of a unitholder with respect thereto, including the right to vote such units and the right to receive allocations or distributions thereon.

                                  ARTICLE VII

                    ADJUSTMENT UPON CHANGES IN CAPITALIZATION

     7.1 In the event of a Change in Capitalization, the Committee shall conclusively determine the appropriate adjustments, if any, to (i) the maximum number and class of Common Units or other units or securities with respect to which Awards may be granted under the Plan, (ii) the number of Common Units or other units or securities which are subject to outstanding Awards granted under the Plan, and the purchase price therefor, if applicable.

     7.2 If, by reason of a Change in Capitalization, a Grantee of an Award shall be entitled to new, additional or different rights to acquire units or other securities, such new, additional or different rights or securities shall thereupon be subject to all of the conditions, restrictions and performance criteria which were applicable to the units subject to the Award prior to such Change in Capitalization.

     7.3 Notwithstanding anything contained in the Plan or any Agreement to the contrary, in the event of a Change in Control which also constitutes a Pooling Transaction, the Committee may take such actions which are specifically recommended by an independent accounting firm retained by the Partnership to the extent reasonably necessary to assure that the Pooling Transaction will qualify as such, including but not limited to (i) deferring the vesting or lapsing of restrictions with respect to any Award, (ii) providing that the payment or settlement in respect of any Award be made in the form of cash, units, shares of stock or securities of a successor or acquiror of the Partnership, or a combination of the foregoing and (iii) providing for the extension of the vesting period of any Award to the extent necessary to accommodate the foregoing.

                                  ARTICLE VIII

                      TERMINATION AND AMENDMENT OF THE PLAN


         The Plan shall terminate on the day preceding the tenth anniversary of the Effective Date and no Award may be granted thereafter. The Board may sooner terminate the Plan and the Board may at any time and from time to time amend, terminate, modify or suspend the Plan or any Agreement provided, however, that no such amendment, modification, suspension or termination shall impair or adversely affect any Awards theretofore granted under the Plan, except with the consent of the Grantee, nor shall any amendment, modification, suspension or termination deprive any Grantee of any Common Units which he or she may have acquired through or as a result of the Plan. To the extent necessary under
Section 16(b) of the Exchange Act and the rules and regulations promulgated thereunder or other applicable law, no amendment shall be effective unless approved by the unitholders of the Partnership in accordance with applicable law and regulations.

                                   ARTICLE IX

                                  MISCELLANEOUS

     9.1 Non-Exclusivity of the Plan. The adoption of the Plan by the Board shall not be construed as amending, modifying or rescinding any previously approved incentive arrangement or as creating any limitations on the power of the Board to adopt such other incentive arrangements as it may deem desirable, including, without limitation, the granting of options to acquire the Common Units, and such arrangements may be either applicable generally or only in specific cases.

     9.2 Limitation of Liability. As illustrative of the limitations of liability of the Partnership, but not intended to be exhaustive thereof, nothing in the Plan shall be construed to:

          (a) give any person any right to be granted an Award other than at the sole discretion of the Committee;

          (b) give any person any rights whatsoever with respect to the Common Units except as specifically provided in the Plan or an Agreement;

          (c) limit in any way the right of the Partnership or any of its affiliates to terminate the employment of any person at any time; or

          (d) be evidence of any agreement or understanding, express or implied, that the Partnership will employ any person at any particular rate of compensation or for any particular period of time.

     9.3 Regulations and Other Approvals; Governing Law. Except as to matters of federal law, this Plan and the rights of all persons claiming hereunder shall be construed and determined in accordance with the laws of the State of New Jersey without giving effect to conflicts of law principles.

     Notwithstanding any other provisions of this Plan, the obligation of the Partnership to deliver the Common Units in respect thereof under the Plan shall, in each case, be subject to all applicable laws, rules and regulations, including all applicable federal and state securities laws, and the obtaining of all such approvals by governmental agencies as may be deemed necessary or appropriate by the Committee.

          (a) Except as provided in Article VIII hereof, the Board may make such changes to the Plan or an Agreement as may be necessary or appropriate to comply with the rules and regulations of any government authority.

          (b) Each Award is subject to the requirement that, if at any time the Committee determines, in its sole and absolute discretion, that the listing, registration or qualification of the Common Units issuable pursuant to the Plan is required by any securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory body is necessary or desirable as a condition of, or in connection with, the grant of an Award of the issuance of the Common Units, no Awards shall be granted and no Common Units shall be issued, in whole or in part, unless such listing, registration, qualification, consent or approval has been effected or obtained free of any conditions not acceptable to the Committee.

          (c) Notwithstanding anything contained in the Plan or any Agreement to the contrary, in the event that the disposition of the Common Units or any other securities acquired pursuant to the Plan is not covered by a then current registration statement under the Act or is not otherwise exempt from such registration, such Common Units shall be restricted against transfer to the extent required by the Act and Rule 144 or other regulations thereunder. The Committee may require any person receiving Common Units pursuant to an award granted under the Plan, as a condition precedent to receipt of such Common Units, to represent and warrant to the Partnership in writing that the Common Units acquired by such individual are acquired without a view to any distribution thereof and will not be sold or transferred other than pursuant to an effective registration thereof under said Act or pursuant to an exemption applicable under the Act or the rules and regulations promulgated thereunder. The certificates evidencing any of such Common Units shall be appropriately legended to reflect their status as restricted securities as aforesaid.

     9.4 Withholding of Taxes. At such times as a Grantee recognizes taxable income in connection with the rights to acquire Common Units granted hereunder (a "Taxable Event"), the Grantee shall pay to the Partnership an amount equal to the federal, state and local income taxes and other amounts as may be required by law to be withheld by the Partnership in connection with the Taxable Event (the "Withholding Taxes") prior to the issuance of such units. The Partnership shall have the right to deduct from any payment of cash to a Grantee an amount equal to the Withholding Taxes in satisfaction of the obligation to pay Withholding Taxes. In satisfaction of the obligation to pay Withholding Taxes to the Partnership, the Grantee may make a written election (the "Tax Election"), which may be accepted or rejected in the discretion of the Committee, to have withheld a portion of the Common Units then issuable to him or her having an aggregate Fair Market Value, on the date preceding the date of such issuance, equal to the Withholding Taxes, provided that in respect of a Grantee who may be subject to liability under Section 16(b) of the Exchange Act, such withholding is done in accordance with any applicable Rule under section 16(b) of the Exchange Act.

     9.5 Interpretation. The Plan is intended to comply with Rule 16b-3 promulgated under the Exchange Act, and the Committee shall interpret and administer the provisions of the Plan or any Agreement in a manner consistent therewith. Any provisions inconsistent with such rule shall be inoperative and shall not affect the validity of the Plan.

     9.6 Effective Date. The effective date of the Plan shall be the Effective Date. The effectiveness of this Plan is subject to approval of the Plan prior to the Effective Date by the partners of the Partnership.

                                                                   EXHIBIT 21.1
                                                                   ------------



                 SUBSIDIARIES OF SUBURBAN PROPANE PARTNERS, L.P.
                 -----------------------------------------------



Suburban Propane, L.P., a Delaware limited partnership

Suburban Sales & Service, Inc., a Delaware corporation

Gas Connection Inc., an Oregon corporation

Suburban @ Home, Inc., a Delaware corporation

                                                                   EXHIBIT 23.1
                                                                   ------------


                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-10197) and Form S-4 (No. 333-95077) of Suburban Propane Partners, L.P. of our report dated October 24, 2000, except for Note 14, which is as of November 14, 2000, appearing on page F-2 of this Annual Report on Form 10-K. We also consent to the application of such report to the Financial Statement Schedule listed under Item 14(a) 2 of this Form 10-K when such schedule is read in conjunction with the consolidated financial statements referred to in our report. The audits referred to in such report also included this schedule. We also consent to the incorporation by reference in such registration statement of our report dated October 24, 2000 on the financial statements of Suburban Energy Services Group LLC appearing on page F-21 of this Annual Report on Form 10-K.



PricewaterhouseCoopers LLP
Florham  Park, NJ
December  18, 2000