Form 10-Q
period 2000-12-30
SUBURBAN PROPANE PARTNERS LP
filed 2001-02-13
CIK 1005210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2000
                               -----------------
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 16 OF THE SECURITIES
         EXCHANGE ACT OF 1934

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

The issuer had outstanding 24,631,287 Common Units as of February 7, 2001.

This Report contains a total of 18 pages.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                               Index to Form 10-Q

Part 1   Financial Information                                             Page
                                                                           ----

         Item 1 - Financial Statements

         Suburban Propane Partners, L.P. and Subsidiaries
         ------------------------------------------------

            Condensed Consolidated Balance Sheets as of  December 30, 2000
            and September 30, 2000                                           3

            Condensed Consolidated Statements of Operations for the three
            months ended December 30, 2000 and December 25, 1999             4

            Condensed Consolidated Statements of Cash Flows for the
            three months ended December 30, 2000 and December 25, 1999       5

            Condensed Consolidated Statement of Partners' Capital
            for the three months ended December 30, 2000                     6

            Notes to Condensed Consolidated Financial Statements           7-12

         Item 2 - Management's Discussion and Analysis of  Financial
                  Condition and Results of Operations                     13-15

         Item 3 - Quantitative and Qualitative Disclosures about
                  Market Risk                                             15-16

Part 2   Other Information
         Item 6 - Exhibits and Reports on Form 8-K                          17

         Signatures                                                         18

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

           SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands)

                                                               December 30,    September 30,
                                                                  2000             2000
                                                               (unaudited)       (audited)
                                                               ------------    -------------
ASSETS
Current assets:
    Cash & cash equivalents ..................................   $  18,928        $  11,645
    Accounts receivable, less allowance for doubtful  accounts
       of $ 5,028 and $2,975, respectively ...................     115,648           61,303
    Inventories ..............................................      48,062           41,631
    Prepaid expenses and other current assets ................      11,277            7,581
                                                                 ---------        ---------
            Total current assets .............................     193,915          122,160
Property, plant and equipment, net ...........................     347,597          350,640
Net prepaid pension cost .....................................      33,659           33,687
Goodwill & other intangibles assets, net .....................     259,080          261,617
Other assets .................................................       3,261            3,012
                                                                 ---------        ---------
            Total assets. ....................................   $ 837,512        $ 771,116
                                                                 =========        =========


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable .........................................   $  81,031        $  59,794
    Accrued employment and benefit costs .....................      21,179           18,979
    Short-term borrowings ....................................      26,000            6,500
    Accrued insurance ........................................       6,140            6,170
    Customer deposits and advances ...........................      15,550           23,164
    Accrued interest .........................................      16,309            8,171
    Other current liabilities ................................      10,935            8,683
                                                                 ---------        ---------
            Total current liabilities.. ......................     177,144          131,461
Long-term borrowings .........................................     473,158          517,219
Postretirement benefits obligation ...........................      34,155           33,885
Accrued insurance ............................................      18,827           19,458
Other liabilities ............................................       7,291            7,264
                                                                 ---------        ---------
            Total liabilities... .............................     710,575          709,287
                                                                 ---------        ---------

Partners' capital:
    Common Unitholders .......................................     126,127           58,474
    General Partner ..........................................       2,229            1,866
    Deferred compensation trust ..............................     (11,567)         (11,567)
    Common Units held in trust, at cost ......................      11,567           11,567
    Unearned Compensation ....................................      (2,131)            (640)
    Accumulated other comprehensive income ...................         712            2,129
                                                                 ---------        ---------
            Total partners' capital ..........................     126,937           61,829
                                                                 ---------        ---------
            Total liabilities and partners' capital...........   $ 837,512        $ 771,116
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


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per Unit amounts)
                                   (unaudited)


                                                              Three Months Ended
                                                              ------------------

                                                        December 30,     December 25,
                                                           2000             1999
                                                        ------------     ------------
Revenues
  Propane ............................................   $ 268,459        $ 174,008
  Other ..............................................      25,624           26,454
                                                         ---------        ---------
                                                           294,083          200,462

Cost and Expenses
  Cost of sales ......................................     169,138          102,441
  Operating ..........................................      64,377           55,289
  Depreciation and amortization ......................       9,586            9,006
  General and administrative .........................       8,206            6,643
  Gain on sale of assets .............................        --            (10,328)
                                                         ---------        ---------
                                                           251,307          163,051

Income  before interest expense and
   income taxes ......................................      42,776           37,411
Interest expense, net ................................       9,988            9,399
                                                         ---------        ---------

Income  before provision for income taxes ............      32,788           28,012
Provision for income taxes ...........................          71               21
                                                         ---------        ---------
Net income ...........................................   $  32,717        $  27,991
                                                         =========        =========

General Partner's interest in net income .............   $     654        $     560
                                                         ---------        ---------
Limited Partners' interest in net income .............   $  32,063        $  27,431
                                                         =========        =========
Net income per Unit ..................................   $    1.33        $    1.23
                                                         =========        =========
Weighted average number of Units outstanding .........      24,163           22,264
                                                         ---------        ---------




The accompanying notes are an integral part of these condensed consolidated financial statements.


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                 Three Months Ended
                                                                                 ------------------

                                                                        December 30, 2000     December 25, 1999
                                                                        -----------------     -----------------

Cash flows from operating activities:
     Net income ......................................................          $ 32,717              $ 27,991
     Adjustments to reconcile net income to net cash
      provided by operations:
          Depreciation ...............................................             7,049                 7,072
          Amortization ...............................................             2,537                 1,934
          (Gain) on disposal of property, plant and
            equipment ................................................              (592)              (10,544)
     Changes in operating assets and liabilities, net of
      acquisitions and dispositions:
          (Increase) in accounts receivable ..........................           (54,345)              (29,384)
          (Increase) in inventories ..................................            (6,431)               (6,893)
          (Increase) in prepaid expenses and
           other current assets ......................................            (5,113)                 (805)
          Increase in accounts payable ...............................            21,237                13,759
          Increase/(decrease) in accrued employment
           and benefit costs .........................................             2,325                (3,159)
          Increase in accrued interest ...............................             8,138                 9,050
          (Decrease) in other accrued liabilities ....................            (5,392)               (1,525)
     Other noncurrent assets .........................................              (221)                 (145)
     Deferred credits and other noncurrent liabilities ...............              (387)                 (638)
                                                                        -----------------     -----------------
               Net cash provided by operating activities .............             1,522                 6,713
                                                                        -----------------     -----------------
Cash flows from investing activities:
      Capital expenditures ...........................................            (4,273)               (4,579)
      Acquisitions ...................................................               --                (97,914)
      Proceeds from sale of property, plant and equipment, net .......               859                17,862
                                                                        -----------------     -----------------
               Net cash (used in) investing activities ...............            (3,414)              (84,631)
                                                                        -----------------     -----------------
Cash flows from financing activities:
      Long-term (repayments)/borrowings, net .........................           (44,008)               96,988
      Short-term borrowings/(repayments), net ........................            19,500                (2,750)
      Credit agreement expenses ......................................               --                 (3,123)
      Net proceeds from S-3 public offering ..........................            47,079                  --
      Partnership distribution .......................................           (13,396)              (11,628)
                                                                        -----------------     -----------------
               Net cash provided by financing activities .............             9,175                79,487
                                                                        -----------------     -----------------
Net increase in cash..................................................             7,283                 1,569
Cash and cash equivalents at beginning of period .....................            11,645                 8,392
                                                                        -----------------     -----------------
Cash and cash equivalents at end of period ...........................          $ 18,928              $  9,961
                                                                        =================     =================



Supplemental disclosure of cash flow information:
    Cash paid for interest ...........................................          $  1,838              $    199
                                                                        =================     =================



The accompanying notes are an integral part of these condensed consolidated financial statements.


                                             SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                                           CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                                              (in thousands)




                                                                                Common      Deferred
                                     Number of Units                General    Units in   Compensation    Unearned
                                         Common          Common     Partner      Trust       Trust      Compensation
                                     ---------------     ------     -------      -----       -----      ------------


Balance at September  30, 2000 ......        22,279   $  58,474   $   1,866  $  11,567   $ (11,567)        $    (640)

Net income ..........................                    32,102         615

Other comprehensive income:
     Unrealized loss on securities ..


Comprehensive income ................


Partnership distribution ............                   (13,144)       (252)

Sale of Common Units under
   public offering, net of expenses..         2,353      47,079

Grants issued under Restricted
   Unit Plan ........................                     1,616                                               (1,616)

Amortization of Compensation
   Deferral Plan ....................                                                                             59

Amortization of  Restricted
   Unit Plan ........................          --           --          --         --          --                 66
                                     ---------------     ------     -------      -----       -----      ------------

Balance at December  30, 2000 .......        24,632   $ 126,127   $   2,229  $  11,567   $ (11,567)        $  (2,131)
                                     ===============     ======     =======      =====       =====      ============




  Accumulated
     Other           Total
 Comprehensive     Partners'     Comprehensive
    Income          Capital         Income
    ------          -------         ------


 $   2,129        $  61,829

                     32,717      $  32,717


    (1,417)          (1,417)        (1,417)
                                 ---------

                                 $  31,300
                                 =========

                    (13,396)


                     47,079





                         59


        --               66
    ------          -------

 $     712        $ 126,937
    ======          =======





The accompanying notes are an integral part of these condensed consolidated financial statements.






                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                December 30, 2000
                             (Dollars in Thousands)
                                   (Unaudited)

1.       PARTNERSHIP ORGANIZATION AND FORMATION
         --------------------------------------

Suburban Propane Partners, L.P. (the "Partnership") and its subsidiary, Suburban Propane, L.P. (the "Operating Partnership"), were formed as Delaware limited partnerships on December 19, 1995 to acquire and operate the propane business and assets of Suburban Propane, a division of Quantum Chemical Corporation (the "Predecessor Company"). The Partnership completed an initial public offering of Common Units on March 5, 1996. In addition, Suburban Sales & Service, Inc. (the "Service Company"), a subsidiary of the Operating Partnership, was formed to acquire and operate the service work and appliance and parts businesses of the Predecessor Company. The Partnership, the Operating Partnership, the Service Company, a corporation subsequently acquired by the Operating Partnership, Gas Connection, Inc., and Suburban @ Home, Inc., a corporation formed to operate a heating and air conditioning business, are collectively referred to hereinafter as the "Partnership Entities".

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

2.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         --------------------------------------------------------------------

BASIS OF PRESENTATION. The condensed consolidated financial statements include the accounts of the Partnership Entities. All significant intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. They include all adjustments which the Partnership considers necessary for a fair statement of the results for the interim period presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, including management's discussion of financial results contained therein. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

DERIVATIVE INSTRUMENTS. The Partnership routinely uses propane futures and forward contracts to reduce the risk of future price fluctuations and to help ensure supply during periods of high demand. Effective October 1, 2000, the date of adoption of a new accounting pronouncement for derivative instruments, management determined that the Partnership's derivative instruments do not qualify as hedges. Accordingly, such contracts are recorded as assets or liabilities on the balance sheet based on their fair value and any subsequent changes in the fair values of such contracts are recorded in income. These amounts are included in other current assets, other current liabilities and operating expenses, respectively. See "Adoption of New Accounting Standard" for further information.

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

Accumulated depreciation at December 30, 2000 and September 30, 2000 was $204,360 and $198,549, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and other intangible assets are comprised of the following:

                                              December 30, 2000      September 30, 2000
                                              -----------------      ------------------

   Goodwill                                        $296,201                $296,201
   Debt origination costs                             8,024                   8,024
   Deferred credit agreement costs                    3,123                   3,123
   Other, principally noncompete agreements           4,940                   4,940
                                                  ---------               ---------
                                                    312,288                 312,288
   Less:  Accumulated amortization                   53,208                  50,671
                                                  ---------               ---------
                                                   $259,080                $261,617
                                                  =========               =========

INCOME TAXES. As discussed in Note 1, the Partnership Entities consist of two limited partnerships, the Partnership and the Operating Partnership, and three corporate entities. For federal and state income tax purposes, the earnings attributed to the Partnership and Operating Partnership are included in the tax returns of the individual partners. As a result, no recognition of income tax expense has been reflected in the Partnership's consolidated financial statements relating to the earnings of the Partnership and Operating Partnership. The earnings attributed to the corporate entities are subject to federal and state income taxes. Accordingly, the Partnership's consolidated financial statements reflect income tax expense related to the corporate entities' earnings.

UNIT-BASED COMPENSATION. The Partnership accounts for Unit-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, and makes the pro forma information disclosures required under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Upon issuance of Units under the compensation plans, unearned compensation equivalent to the market value of the Restricted Units, granted under the restricted unit plans, or Common Units, granted under the Compensation Deferral Plan, is charged at the date of grant. The unearned compensation is amortized ratably over the restricted periods. The unamortized unearned compensation value is shown as a reduction of partners' capital in the accompanying consolidated balance sheets. As a result of the May 26, 1999 Recapitalization, all unamortized compensation related to the Restricted Units, issued under the initial Restricted Unit Plan, was earned and expense of $11,393 was recorded. As of December 30, 2000, no Units were outstanding under the initial Restricted Unit Plan, 42,925 Common Units were outstanding under the Compensation Deferral Plan and 78,228 Restricted Units were outstanding under the 2000 Restricted Unit Plan. See Notes 6 and 7 for further information.

NET INCOME (LOSS) PER UNIT. Basic net income (loss) per limited partner Unit is computed by dividing net income (loss), after deducting the General Partner's approximate 2% interest, by the weighted average number of outstanding Common Units. Diluted net income (loss) per limited partner Unit is computed by dividing net income (loss), after deducting the General Partner's approximate 2% interest, by the weighted average number of outstanding Common Units, time vested Restricted Units granted under the Restricted Unit Award Plans and time vested Common Units granted under the Compensation Deferral Plan.

ADOPTION OF NEW ACCOUNTING STANDARD. In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Statement No. 133, as amended by Statement No. 137 and Statement No. 138, requires entities to record derivatives as assets or liabilities on the balance sheet based on their fair value and any subsequent changes in the fair values of contracts must be recorded in income, unless the contracts qualify as hedges. Contracts qualifying for hedge accounting would have changes in fair values reported as a component of comprehensive income (equity). The Partnership adopted Statement No. 133 effective with the first fiscal quarter of 2001. Management determined that the Partnership's derivative contracts do not qualify for hedge accounting and its derivatives are marked-to-market through income. The fair market value of the Partnership's derivative portfolio on the date of adoption did not reflect any unrealized net gain or loss and as such no cumulative effect of this change in accounting is reflected in the accompanying financial statements. For the three months ended December 30, 2000, the Partnership recorded expense of $1.1 million, which represents the net change in the fair values of the Partnership's derivatives during that period.

RECLASSIFICATIONS. Certain prior period balances have been reclassified to conform with the current period presentation.

3.       DISTRIBUTIONS OF AVAILABLE CASH
         -------------------------------

The Partnership makes distributions to its partners 45 days after the end of each fiscal quarter in an aggregate amount equal to its Available Cash for such quarter. Available Cash generally means all cash on hand at the end of the fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. In connection with the Recapitalization, the Partnership agreed to maintain through March 31, 2001, the date on which the distribution support agreement provided by the Former General Partner was to expire, certain levels of committed availability under its Credit Agreement to support the Minimum Quarterly Distribution.

4.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

The Partnership leases certain property, plant and equipment for various periods under noncancelable leases. Rental expense under operating leases was $5,638 for the three months ended December 30, 2000.

The Partnership is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At December 30, 2000, accrued insurance liabilities amounted to $24,967, representing the total estimated losses under these self-insurance programs. These liabilities represent the gross estimated losses as no claims or lawsuits, individually or in the aggregate, were estimated to exceed the Partnership's deductibles on its insurance policies.

The Partnership also is involved in various legal actions which have arisen in the normal course of business including those relating to commercial transactions and product liability. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Partnership's financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insurance claims.

5.       LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT
         ---------------------------------------------

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

At December 30, 2000, the Revolving Credit Agreement consisted of a $100,000 acquisition facility and a $75,000 working capital facility. Borrowings under the Revolving Credit Agreement bear interest at a rate based upon either LIBOR plus a margin, First Union National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .375% to .50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of December 30, 2000, such fee was .50%.

As of December 30, 2000, $46,000 was outstanding under the acquisition facility of the Revolving Credit Agreement resulting from the acquisition of SCANA, $26,000 was outstanding under the working capital facility. As of September 30, 2000, $90,000 was outstanding under the acquisition facility of the Revolving Credit Agreement and $6,500 was outstanding under the working capital facility.

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

Effective January 29, 2001, the Partnership amended its Revolving Credit Agreement (See Note 9 - Subsequent Events).

6.       COMPENSATION DEFERRAL PLAN
         --------------------------

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

The Deferral Plan also allows eligible employees to defer receipt of Common Units that may be subsequently granted by the Partnership under the Deferral Plan. The Common Units granted under the Deferral Plan and related Partnership distributions are subject to forfeiture provisions such that (a) 100% of the Common Units would be forfeited if the grantee shall cease to be employed by the Partnership within three years of the date of the Recapitalization, (b) 75% would be forfeited if the grantee shall cease to be employed after the third anniversary, but prior to the fourth anniversary of the Recapitalization date and (c) 50% would be forfeited if the grantee shall cease to be employed after the fourth anniversary, but prior to the fifth anniversary. Upon issuance of Common Units under the Deferral Plan, unearned compensation equivalent to the market value of the Common Units is charged at the date of grant. The unearned compensation is amortized in accordance with the Deferral Plan's forfeiture provisions. The unamortized unearned compensation value is shown as a reduction of partners' capital in the accompanying consolidated balance sheets. During the three months ended December 30, 2000, the Partnership amortized $59 of unearned compensation.

Following is a summary of activity in the Deferral Plan:

                                                  Units           Value Per Unit
                                                  -----           --------------
   Outstanding, September 30, 2000 and
     December 30, 2000                            42,925              $19.91
                                                  ======              ======

Pursuant to the Deferral Plan, participants have deferred receipt of these Common Units and related distributions by the Partnership by depositing the Units into a trust. The value of the Common Units deposited in the trust and the related deferred compensation trust liability are reflected in the accompanying consolidated balance sheet at December 30, 2000 as components of partners' capital.

7.       2000 RESTRICTED UNIT PLAN
         -------------------------

In November 2000, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan (the "2000 Restricted Unit Plan") which authorizes the issuance of Common Units with an aggregate value of $10,000 (487,804 Common Units valued at the initial public offering price of $20.50 per Unit) to executives, managers and other employees of the Partnership. Restricted Units issued under the 2000 Restricted Unit Plan vest over time with twenty-five percent of such units vesting at the end of each of the third and fourth anniversaries of the issuance date and fifty percent vesting at the end of the fifth anniversary of the issuance date. 2000 Restricted Unit Plan participants are not eligible to receive quarterly distributions or vote their respective Restricted Units until vested. Restrictions also limit the sale or transfer of the Units during the restricted periods. The value of the Restricted Unit is established by the market price of the Common Unit at the date of grant. Restricted Units are subject to forfeiture in certain circumstances as defined in the 2000 Restricted Unit Plan. During the three months ended December 30, 2000, the Partnership amortized $66 of unearned compensation.

Following is a summary of activity in the 2000 Restricted Unit Plan:

                                                  Units           Value Per Unit
                                                  -----           --------------

   Outstanding, September 30, 2000                  -                 $   -

   Awarded                                        78,228              $20.66
                                                  ------              ------
   Outstanding, December 30, 2000                 78,228              $20.66
                                                  ======              ======

8.       PUBLIC OFFERING
         ---------------

On October 17, 2000, the Partnership sold 2,175,000 Common Units in a public offering at a price of $21.125 per Unit realizing proceeds of $43,500, net of underwriting commissions and any other offering expenses. On November 14, 2000, following the underwriters partial exercise of its over-allotment option, the Partnership sold an additional 177,700 Common Units at the same price, generating net proceeds of $3,600. These transactions increased the total number of Common Units outstanding to 24,631,287. The aggregate net proceeds of $47,100 were applied to reduce outstanding Revolving Credit borrowings.

9.       Subsequent Events
         -----------------

On January 26, 2001, the Partnership announced a quarterly distribution of $.5375 per Common Unit for the first quarter of fiscal 2001 consisting of the Minimum Quarterly Distribution of $.50 per Common Unit and an additional distribution of $.0375 per Common Unit payable on February 13, 2001 to holders of record on February 5, 2001.

Effective January 29, 2001, the Partnership amended its existing Revolving Credit Agreement. The new Revolving Credit Agreement reduces the acquisition facility from $100,000 to $50,000 and extends the term to May 31, 2003. In addition, the covenant to maintain a minimum net worth has been eliminated and the maximum ratio of consolidated total indebtedness to EBITDA (as defined in the amendment) is reduced from 5.10 to 1 to 5.00 to 1 from April 1, 2001 through May 31, 2003. The Partnership's working capital facility was retained at $75,000. There is an $11,600 subfacility in place through the quarter ending March 31, 2001 to support the Minimum Quarterly Distribution.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Three Months Ended December 30, 2000
------------------------------------
Compared to Three Months Ended December 25, 1999
------------------------------------------------


REVENUES

Revenues increased 46.7% or $93.6 million to $294.1 million for the three months ended December 30, 2000 compared to $200.5 million for the three months ended December 25, 1999. The overall increase is primarily attributable to higher propane costs resulting in higher sales prices to customers and an increase in retail and wholesale volumes. Propane sold to retail customers increased 16.6% or 23.4 million gallons to 163.9 million gallons, compared to 140.5 million gallons in the prior period's quarter. The increase in retail gallons is principally due to colder than normal weather. Temperatures nationwide during the quarter averaged 13% colder than normal as compared to 11% warmer than normal in the prior period's quarter. Wholesale gallons sold and gallons sold related to price risk management activities increased 25.1% or 14.3 million gallons to 71.4 million gallons, principally resulting from increased market opportunities attributable to a more volatile propane pricing environment.

OPERATING EXPENSES

Operating expenses increased 16.4% or $9.1 million to $64.4 million for the three months ended December 30, 2000 compared to $55.3 million for the three months ended December 25, 1999. The increase in operating expenses is ratable with the higher level of activity during the quarter and is principally attributable to increased payroll and benefit costs, an increase in fleet operating expenses and an increase in the allowance for doubtful accounts receivable.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 23.5% or $1.6 million to $8.2 million for the three months ended December 30, 2000 compared to $6.6 million for the three months ended December 25, 1999. The increase is primarily attributable to planned higher payroll and benefit costs.

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA

Results for the first quarter ended December 25, 1999 include a $10.3 million gain from the sale of assets. Excluding this one-time item in the prior year, income before interest expense and income taxes increased $15.7 million to $42.8 million in the three months ended December 30, 2000 compared to $27.1 million in the prior year's first quarter. EBITDA, excluding the one-time item in the prior year, increased $16.3 million or 45.1% to $52.4 million. The increases in income before interest expense and income taxes and in EBITDA are primarily attributable to an increase in gross profit resulting from the higher sales volumes partially offset by higher operating and general and administrative expenses.

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

INTEREST EXPENSE

Net interest expense increased $.6 million to $10.0 million in the three months ended December 25, 2000 compared with $9.4 million in the prior period. The increase is attributable to higher short-term borrowings to fund increased working capital requirements due to the increased cost of propane.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonal nature of the propane business, cash flows from operating activities are greater during the winter and spring seasons as customers pay for propane purchased during the heating season. For the three months ended December 30, 2000, net cash provided by operating activities was $1.5 million compared to cash provided by operating activities of $6.7 million in the three months ended December 25, 1999. The decrease of $5.2 million was primarily due to higher working capital requirements, specifically accounts receivable and inventory, due to the increased cost of propane.

Net cash used in investing activities was $3.4 million for the three months ended December 30, 2000 consisting of capital expenditures of $4.3 million (including $.3 million for maintenance expenditures and $4.0 million to support the growth of operations), offset by $.9 million from the sale of property, plant and equipment. Net cash used in investing activities was $84.6 million during the three months ended December 25, 1999 consisting of acquisition payments of $97.9 million reflecting the SCANA acquisition and capital expenditures of $4.6 million (including $3.5 million for maintenance expenditures and $1.1 million to support the growth of operations), offset by proceeds from the sales of property, plant and equipment of $17.9 million, including 23 customer service centers.

Net cash provided by financing activities for the three months ended December 30, 2000 was $9.2 million, reflecting $47.1 million in net proceeds received from the sale of Common Units in a public offering and the subsequent underwriters partial exercise of its over-allotment option, $19.5 million of net working capital borrowings under the Partnership's Revolving Credit Agreement partially offset by $13.4 million in Partnership distributions and $44.0 million of net repayments of amounts outstanding under the acquisition facility utilizing the proceeds from the public offering.

Net cash provided by financing activities for the three months ended December 25, 1999 was $79.5 million, principally reflecting borrowings to fund the SCANA acquisition partially offset by the Partnership's distribution.

Effective January 29, 2001, the Partnership amended its existing Revolving Credit Agreement. Pursuant to the amendment, the acquisition facility has been reduced from $100.0 million to $50.0 million, the working capital facility has been retained at $75.0 million and both facilities have been extended until May 31, 2003. The minimum net worth covenant has been eliminated and the maximum leverage ratio will be reduced to 5.00 to 1 for quarters after March 31, 2001. Borrowings bear interest at a rate based upon either LIBOR plus a maximum margin of 2% or the agent bank's base rate plus a margin of 1% (in each case such margin to reduce according to improvements in the leverage ratio). An annual fee of .50% (also subject to reduction according to improvements in the leverage ratio) is payable quarterly whether or not borrowings are made. The working capital facility includes an $11.6 million subfacility to support the Minimum Quarterly Distribution. This subfacility will remain in place through the quarter ending March 31, 2001, when the liquidity arrangement provided by the Partnership at the time of the Recapitalization will terminate.

The Partnership has announced that it will make a distribution of $.5375 per Unit to its Common Unitholders on February 13, 2001 for the first fiscal quarter of 2001 consisting of the Minimum Quarterly Distribution of $.50 per Common Unit and an additional distribution of $.0375 per Common Unit.

The ability of the Partnership to satisfy its future obligations will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. Based on its current cash position, available Bank Credit Facilities and expected cash flow from operating activities, the Partnership expects to have sufficient funds to meet its obligations and working capital needs, and pay distributions at the current level, during fiscal 2001.


ITEM 3.  QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

As of December 30, 2000, the Partnership was party to propane forward and option contracts with various third parties and futures traded on the New York Mercantile Exchange ("NYMEX"). Forward and future contracts provide that the Partnership sell or acquire propane at a fixed price at fixed future dates. An option contract allows, but does not require its holder to buy or sell propane at a specified price during a specified time period. The writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, contracts are settled by the delivery of propane to the respective party or are settled by the payment of a net amount equal to the difference between the then current price of propane and the fixed contract price. The contracts are entered into in anticipation of market movements and to manage and hedge exposure to fluctuating propane prices.

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

SENSITIVITY ANALYSIS

In an effort to estimate the exposure of unfavorable market price movements, a sensitivity analysis of open positions as of December 30, 2000 was performed. Based on this analysis, a hypothetical 10% adverse change in market prices for each of the future months for which an option, future and/or forward contract exists indicates a potential loss in future earnings of $.6 million as of December 30, 2000. See also Item 7A of the Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                                     Part II




Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              (3)(a) Amended and Restated Credit Agreement by and between Suburban Propane, L.P. as Borrower, the Lenders referred to therein, First Union National Bank, as Administrative Agent, Fleet National Bank, as Syndication Agent, and the Bank of New York, as Managing Agent, effective January 29, 2001.

              (27)     Financial Data Schedule

         (b)  Reports on Form 8-K

              Report   on   Form  8-K   dated  January 19, 2001  announcing  the
              Partnership's Fiscal 2001 First Quarter Conference Call.

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY
AUTHORIZED:







                                    SUBURBAN PROPANE PARTNERS, L.P.



Date:  February 13, 2001            By   /s/ John W. Smolak
                                         ---------------------------------------
                                         John W. Smolak
                                         Chief Financial Officer





                                    By   /s/ Edward J. Grabowiecki
                                         ---------------------------------------
                                         Edward J. Grabowiecki
                                         Vice President, Controller and
                                         Chief Accounting Officer