Form 10-Q
period 2001-03-31
SUBURBAN PROPANE PARTNERS LP
filed 2001-05-11
CIK 1005210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

 (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2001
                               --------------
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 16 OF THE SECURITIES
         EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 2001: 24,631,287 Common Units


This Report contains a total of 21 pages.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


Part 1  Financial Information                                              PAGE
                                                                           ----

        Item 1 - Financial Statements (unaudited)

        SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
        ------------------------------------------------

                 Condensed Consolidated Balance Sheets as of
                 March 31, 2001 and September 30, 2000                        4

                 Condensed Consolidated Statements of Operations
                 for the three months ended March 31, 2001 and
                 March 25, 2000                                               5

                 Condensed Consolidated Statements of Operations
                 for the six months ended March 31, 2001 and
                 March 25, 2000                                               6

                 Condensed Consolidated Statements of Cash Flows for
                 the three and six months ended March 31, 2001 and
                 March 25, 2000                                               7

                 Condensed Consolidated Statement of Partners' Capital
                 for the six months ended March 31, 2001                      8

                 Notes to Condensed Consolidated Financial Statements      9-14

        Item 2 - Management's Discussion and Analysis of  Financial
                 Condition and Results of Operations                      15-18

        Item 3 - Quantitative and Qualitative Disclosures about
                 Market Risk                                              18-19

Part 2  Other Information
        Item 6 - Exhibits and Reports on Form 8-K                            20

        Signatures                                                           21

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

             SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)
                               (unaudited)



                                                                 MARCH 31,      SEPTEMBER 30,
                                                                   2001             2000
                                                                 ---------      -------------

ASSETS
Current assets:
    Cash & cash equivalents ..................................   $  17,164          $  11,645
    Accounts receivable, less allowance for doubtful
      accounts of $5,028 and $2,975, respectively ............     110,984             61,303
    Inventories ..............................................      39,596             41,631
    Prepaid expenses and other current assets ................       6,822              7,581
                                                                 ---------          ---------
            Total current assets .............................     174,566            122,160
Property, plant and equipment, net ...........................     345,338            350,640
Net prepaid pension cost .....................................      33,631             33,687
Goodwill & other intangibles assets, net .....................     257,001            261,617
Other assets .................................................       3,411              3,012
                                                                 ---------          ---------
             Total assets ....................................   $ 813,947          $ 771,116
                                                                 =========          =========


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable .........................................   $  45,812          $  59,794
    Accrued employment and benefit costs .....................      24,519             18,979
    Short-term borrowings ....................................       7,250              6,500
    Accrued insurance ........................................       7,015              6,170
    Customer deposits and advances ...........................       8,156             23,164
    Accrued interest .........................................       8,496              8,171
    Other current liabilities ................................       8,682              8,683
                                                                 ---------          ---------
              Total current liabilities ......................     109,930            131,461
Long-term borrowings .........................................     473,147            517,219
Postretirement benefits obligation ...........................      33,944             33,885
Accrued insurance ............................................      18,806             19,458
Other liabilities ............................................       7,390              7,264
                                                                 ---------          ---------
               Total liabilities .............................     643,217            709,287
                                                                 ---------          ---------

Partners' capital:
      Common Unitholders .....................................     168,339             58,474
      General Partner ........................................       3,095              1,866
      Deferred compensation trust ............................     (11,567)           (11,567)
      Common Units held in trust, at cost ....................      11,567             11,567
      Unearned Compensation ..................................      (1,429)              (640)
      Accumulated other comprehensive income .................         725              2,129
                                                                 ---------          ---------
                Total partners' capital ......................     170,730             61,829
                                                                 ---------          ---------
                Total liabilities and partners' capital ......   $ 813,947          $ 771,116
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

        SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands, except per Unit amounts)
                           (unaudited)


                                                    THREE MONTHS ENDED
                                                  -----------------------
                                                  MARCH 31,     MARCH 25,
                                                    2001          2000
                                                  ---------     ---------

Revenues
  Propane .....................................   $332,727      $271,160
  Other .......................................     19,881        19,720
                                                  --------      --------
                                                   352,608       290,880

Cost and Expenses
  Cost of sales ...............................    201,149       165,033
  Operating ...................................     64,669        59,372
  General and administrative ..................      9,236         6,972
  Depreciation and amortization ...............     10,019         9,884
                                                  --------      --------
                                                   285,073       241,261

Income before interest expense and income taxes     67,535        49,619
Interest expense, net .........................     10,265        10,243
                                                  --------      --------

Income before provision for income taxes ......     57,270        39,376
Provision for income taxes ....................         94            71
                                                  --------      --------
Net income ....................................   $ 57,176      $ 39,305
                                                  ========      ========

General Partner's interest in net income ......   $  1,081      $    786
                                                  --------      --------
Limited Partners' interest in net income ......   $ 56,095      $ 38,519
                                                  ========      ========
Net income per Unit ...........................   $   2.28      $   1.73
                                                  ========      ========
Weighted average number of units outstanding ..     24,631        22,279
                                                  --------      --------





The accompanying notes are an integral part of these condensed consolidated financial statements.

         SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands, except per Unit amounts)
                           (unaudited)


                                                     SIX MONTHS ENDED
                                                  ------------------------
                                                  MARCH 31,      MARCH 25,
                                                    2001           2000
                                                  ---------      ---------

Revenues
  Propane .....................................   $ 601,186      $ 445,168
  Other .......................................      45,505         46,174
                                                  ---------      ---------
                                                    646,691        491,342

Cost and Expenses
  Cost of sales ...............................     370,287        267,474
  Operating ...................................     129,046        114,661
  General and administrative ..................      17,442         13,615
  Depreciation and amortization ...............      19,605         18,890
  Gain on sale of assets ......................        --          (10,328)
                                                  ---------      ---------
                                                    536,380        404,312

Income before interest expense and income taxes     110,311         87,030
Interest expense, net .........................      20,253         19,642
                                                  ---------      ---------

Income before provision for income taxes ......      90,058         67,388
Provision for income taxes ....................         165             92
                                                  ---------      ---------
Net income ....................................   $  89,893      $  67,296
                                                  =========      =========

General Partner's interest in net income ......   $   1,735      $   1,346
                                                  ---------      ---------
Limited Partners' interest in net income ......   $  88,158      $  65,950
                                                  =========      =========
Net income per Unit ...........................   $    3.61      $    2.96
                                                  =========      =========
Weighted average number of units outstanding ..      24,397         22,271
                                                  ---------      ---------




The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          ---------------------     ---------------------
                                                                          MARCH 31,   MARCH 25,     MARCH 31,   MARCH 25,
                                                                            2001        2000          2001        2000
                                                                          ---------   ---------     ---------   ---------

Cash flows from operating activities:
     Net income .......................................................   $ 57,176    $ 39,305      $ 89,893    $ 67,296
     Adjustments to reconcile net income to net cash
     provided by operations:
          Depreciation ................................................      7,210       7,440        14,259      14,512
          Amortization ................................................      2,809       2,444         5,346       4,378
          (Gain) on disposal of property, plant and
            equipment .................................................       (300)        (48)         (892)    (10,592)
     Changes in operating assets and liabilities, net of
     acquisitions and dispositions:
          Decrease/(increase) in accounts receivable ..................      4,664     (15,666)      (49,681)    (45,050)
          Decrease/(increase) in inventories ..........................      8,466      (2,736)        2,035      (9,629)
          Decrease/(increase) in prepaid expenses and
           other current assets .......................................      4,468      (1,478)         (645)     (2,283)
          (Decrease)/increase in accounts payable .....................    (35,219)     (2,411)      (13,982)     11,348
           Increase/(decrease) in accrued employment
           and benefit costs ..........................................      3,437         843         5,762      (2,316)
          (Decrease)/increase in accrued interest .....................     (7,813)     (9,089)          325         (39)
          (Decrease) in other accrued liabilities .....................     (8,772)     (9,018)      (14,164)    (10,543)
     Other noncurrent assets ..........................................       (122)       (392)         (343)       (537)
     Deferred credits and other noncurrent liabilities ................       (133)       (684)         (520)     (1,322)
                                                                          --------    --------      --------    --------
               Net cash provided by operating activities ..............     35,871       8,510        37,393      15,223
                                                                          --------    --------      --------    --------
Cash flows from investing activities:
      Capital expenditures ............................................     (5,229)     (4,793)       (9,502)     (9,372)
      Acquisitions ....................................................       --          --            --       (97,684)
      Proceeds from sale of property, plant and equipment, net ........        578       1,052         1,437      18,684
                                                                          --------    --------      --------    --------
               Net cash (used in) investing activities ................     (4,651)     (3,741)       (8,065)    (88,372)
                                                                          --------    --------      --------    --------
Cash flows from financing activities:
      Long-term (repayments)/borrowings, net...........................        (11)         (9)      (44,019)     96,979
      Short-term (repayments)/borrowings, net..........................    (18,750)     10,000           750       7,250
      Credit agreement expenses .......................................       (730)       --            (730)     (3,123)
      Net proceeds from S-3 public offering ...........................       --          --          47,079        --
      Partnership distribution ........................................    (13,493)    (11,935)      (26,889)    (23,563)
                                                                          --------    --------      --------    --------
               Net cash (used in)/provided by financing activities.....    (32,984)     (1,944)      (23,809)     77,543
                                                                          --------    --------      --------    --------
Net (decrease)/increase  in cash ......................................     (1,764)      2,825         5,519       4,394
Cash and cash equivalents at beginning of period ......................     18,928       9,961        11,645       8,392
                                                                          --------    --------      --------    --------
Cash and cash equivalents at end of period ............................     17,164      12,786        17,164      12,786
                                                                          ========    ========      ========    ========

Supplemental disclosure of cash flow information:
    Cash paid for interest ............................................   $ 18,084    $ 19,501      $ 19,922    $ 19,700
                                                                          ========    ========      ========    ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                         SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                                      CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                                          (in thousands)






                                                                               COMMON       DEFERRED
                                   NUMBER OF UNITS               GENERAL      UNITS IN    COMPENSATION
                                       COMMON         COMMON     PARTNER       TRUST         TRUST
                                       -------        ------     -------       -----      ------------


Balance at September  30, 2000 ...      22,279     $  58,474    $  1,866    $ 11,567         $ (11,567)

Net income .......................                    88,158       1,735

Other comprehensive income:
  Unrealized loss on securities ..


Comprehensive income .............


Partnership distribution .........                   (26,383)       (506)

Sale of Common Units under
  public offering, net of expenses       2,353        47,079

Grants issued under Restricted
  Unit Plan, net of forfeitures ..                     1,011

Amortization of Compensation
  Deferral Plan ..................

Amortization of Restricted
  Unit Plan ......................         --            --          --           --               --
                                     ---------     ---------    --------    ---------        ---------

Balance at March 31, 2001 ........      24,632     $ 168,339    $  3,095    $ 11,567        $ (11,567)
                                     =========     =========    ========    =========        =========



                                                           ACCUMULATED
                                                              OTHER           TOTAL
                                         UNEARNED         COMPREHENSIVE     PARTNERS'    COMPREHENSIVE
                                       COMPENSATION           INCOME         CAPITAL        INCOME
                                       ------------           ------         -------        ------


Balance at September  30, 2000 ...         $   (640)       $   2,129       $  61,829

Net income .......................                                            89,893     $  89,893

Other comprehensive income:
  Unrealized loss on securities ..                            (1,404)         (1,404)       (1,404)
                                                                                         ---------

Comprehensive income .............                                                       $  88,489
                                                                                         =========

Partnership distribution .........                                           (26,889)

Sale of Common Units under
  public offering, net of expenses                                            47,079

Grants issued under Restricted
  Unit Plan, net of forfeitures ..           (1,011)

Amortization of Compensation
  Deferral Plan ..................              118                              118

Amortization of Restricted
  Unit Plan ......................              104               --             104
                                         ----------        ---------       ---------

Balance at March 31, 2001 ........        $  (1,429)       $     725       $ 170,730
                                         ==========        =========       =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.       PARTNERSHIP ORGANIZATION AND FORMATION
         --------------------------------------

Suburban Propane Partners, L.P. (the "Partnership") and its subsidiary, Suburban Propane, L.P. (the "Operating Partnership"), were formed as Delaware limited partnerships on December 19, 1995 to acquire and operate the propane business and assets of Suburban Propane, a division of Quantum Chemical Corporation (the "Predecessor Company"). The Partnership completed an initial public offering of Common Units on March 5, 1996. In addition, Suburban Sales & Service, Inc. (the "Service Company"), a subsidiary of the Operating Partnership, was formed to acquire and operate the service work and appliance and parts businesses of the Predecessor Company. Also, Suburban Holdings, Inc., a subsidiary of the Operating Partnership, was formed on January 5, 2001 to hold the stock of Gas Connection, Inc., Suburban @ Home, Inc. and Suburban Franchising, Inc. Gas Connection, Inc. sells and installs natural gas and propane gas grills, fireplaces and related accessories and supplies; Suburban @ Home, Inc. operates a heating and air conditioning business and Suburban Franchising, Inc. creates and develops propane related franchising business opportunities. The Partnership, the Operating Partnership, the Service Company, Suburban Holdings, Inc. and its subsidiaries are collectively referred to hereinafter as the "Partnership Entities".

On May 26, 1999, the Partnership completed a recapitalization (the "Recapitalization") which included the redemption of all limited partner interests held by the Former General Partner, Suburban Propane GP, Inc., a wholly-owned subsidiary of Millennium Chemicals, Inc., and the substitution of a new general partner, Suburban Energy Services Group LLC, which is owned by senior management of the Partnership.

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

Accumulated depreciation at March 31, 2001 and September 30, 2000 was $205,098 and $198,549, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and other intangible assets are comprised of the following:

                                            MARCH 31, 2001    SEPTEMBER 30, 2000
                                            --------------    ------------------

   Goodwill                                    $296,201              $296,201
   Debt origination costs                         8,024                 8,024
   Deferred credit agreement costs                1,747                 3,123
   Other, principally noncompete agreements       4,739                 4,940
                                              ---------             ---------
                                                310,711               312,288
   Less:  Accumulated amortization               53,710                50,671
                                              ---------             ---------
                                               $257,001              $261,617
                                              =========             =========

INCOME TAXES. As discussed in Note 1, the Partnership Entities consist of two limited partnerships, the Partnership and the Operating Partnership, and five corporate entities. For federal and state income tax purposes, the earnings attributed to the Partnership and the Operating Partnership are included in the tax returns of the individual partners. As a result, no recognition of income tax expense has been reflected in the Partnership's consolidated financial statements relating to the earnings of the Partnership and the Operating Partnership. The earnings attributed to the corporate entities are subject to federal and state income taxes. Accordingly, the Partnership's consolidated financial statements reflect income tax expense related to the corporate entities' earnings.

UNIT-BASED COMPENSATION. The Partnership accounts for Unit-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, and makes the pro forma information disclosures required under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Upon issuance of Units under the compensation plans, unearned compensation equivalent to the market value of the Restricted Units granted under the restricted unit plans, or Common Units granted under the Compensation Deferral Plan (the "Deferral Plan"), is charged at the date of grant. The unearned compensation is amortized ratably over the restricted periods. The unamortized unearned compensation value is shown as a reduction of partners' capital in the accompanying consolidated balance sheets. As a result of the May 26, 1999 Recapitalization, all unamortized compensation related to the Restricted Units, issued under the initial Restricted Unit Plan, was earned and expense of $11,393 was recorded. As of March 31, 2001, no Units were outstanding under the initial Restricted Unit Plan, 42,925 Common Units were outstanding under the Deferral Plan and 48,960 Restricted Units were outstanding under the 2000 Restricted Unit Plan. See Notes 6 and 7 for further information.

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

ADOPTION OF NEW ACCOUNTING STANDARD. In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Statement No. 133, as amended by Statement No. 137 and Statement No. 138, requires entities to record derivatives as assets or liabilities on the balance sheet based on their fair value and any subsequent changes in the fair values of contracts must be recorded in income, unless the contracts qualify as hedges. Contracts qualifying for hedge accounting would have changes in fair values reported as a component of comprehensive income (equity). The Partnership adopted Statement No. 133, as amended, effective with the first fiscal quarter of 2001. Based on the criteria set forth in Statement No. 133, as amended, management determined that the Partnership's derivative contracts do not qualify for hedge accounting and its derivatives are marked-to-market through income. The fair market value of the Partnership's derivative portfolio on the date of adoption did not reflect any unrealized net gain or loss and, accordingly, no cumulative effect of this change in accounting is reflected in the accompanying financial statements. For the six months ended March 31, 2001, the Partnership recorded income of $1,800, representing the net change in the fair values of the Partnership's derivatives during that period.

RECLASSIFICATIONS. Certain prior period balances have been reclassified to conform with the current period presentation.

3.       DISTRIBUTIONS OF AVAILABLE CASH
         -------------------------------

The Partnership makes distributions to its partners 45 days after the end of each fiscal quarter in an aggregate amount equal to its Available Cash for such quarter. Available Cash generally means all cash on hand at the end of the fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. The agreement the Partnership made in connection with its Recapitalization to maintain certain levels of committed availability under its Credit Agreement to support the Minimum Quarterly Distribution expired on March 31, 2001.

4.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

The Partnership leases certain property, plant and equipment for various periods under noncancelable leases. Rental expense under operating leases was $11,988 for the six months ended March 31, 2001.

The Partnership effectively is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At March 31, 2001, accrued insurance liabilities amounted to $25,821, representing the total estimated losses under these self-insurance programs. These liabilities represent the gross estimated losses as no claims or lawsuits, individually or in the aggregate, were estimated to exceed the Partnership's deductibles on its insurance policies.

The Partnership is also involved in various legal actions that have arisen in the normal course of business including those relating to commercial transactions and product liability. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on the Partnership's financial position or future results of operations, after considering its self-insured liability for known and unasserted claims.

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

At March 31, 2001, the Revolving Credit Agreement, as amended on January 29, 2001, consists of a $50,000 acquisition facility and a $75,000 working capital facility. Borrowings under the Revolving Credit Agreement, which expires on May 31, 2003, bear interest at a rate based upon either LIBOR plus a margin, First Union National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .375% to .50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of March 31, 2001, the fee was .50%.

As of March 31, 2001, $46,000 was outstanding under the acquisition facility resulting from the acquisition of SCANA and $7,250 was outstanding under the working capital facility. As of September 30, 2000, $90,000 was outstanding under the acquisition facility and $6,500 was outstanding under the working capital facility.

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

6.       COMPENSATION DEFERRAL PLAN
         --------------------------

Effective May 26, 1999, in connection with the Partnership's Recapitalization, the Partnership adopted the Deferral Plan which provided for eligible employees of the Partnership to surrender their right to receive all or a portion of their unvested Common Units granted under the Partnership's 1996 Restricted Unit Award Plan prior to the time their Common Units were substantially certain to vest in exchange for the right to participate in and receive certain payments under the Deferral Plan. Senior management of the Partnership surrendered 553,896 Restricted Units representing substantially all of their Restricted Units, before they vested in exchange for the right to participate in the Deferral Plan. The Partnership deposited into a trust on behalf of these individuals 553,896 Common Units.

The Deferral Plan also allows eligible employees to defer receipt of Common Units that may be subsequently granted by the Partnership under the Deferral Plan. The Common Units granted under the Deferral Plan and related Partnership distributions are subject to forfeiture provisions such that (a) 100% of the Common Units would be forfeited if the grantee ceases to be employed by the Partnership within three years of the date of the Recapitalization, (b) 75% would be forfeited if the grantee ceases to be employed after the third anniversary, but prior to the fourth anniversary of the Recapitalization date and (c) 50% would be forfeited if the grantee ceases to be employed after the fourth anniversary, but prior to the fifth anniversary. Upon issuance of Common Units under the Deferral Plan, unearned compensation equivalent to the market value of the Common Units is charged at the date of grant. The unearned compensation is amortized in accordance with the Deferral Plan's forfeiture provisions. The unamortized unearned compensation value is shown as a reduction of partners' capital in the accompanying consolidated balance sheets. During the six months ended March 31, 2001, the Partnership amortized $118 of unearned compensation.

Following is a summary of activity in the Deferral Plan:


                                                 UNITS           VALUE PER UNIT
                                                 -----           --------------
   OUTSTANDING, SEPTEMBER 30, 2000 AND
   MARCH 31, 2001                               42,925                 $19.91
                                                ======                 ======

Pursuant to the Deferral Plan, participants have deferred receipt of these Common Units and related distributions by the Partnership by depositing the Units into a trust. The value of the Common Units deposited in the trust and the related deferred compensation trust liability are reflected in the accompanying consolidated balance sheet at March 31, 2001 as components of partners' capital.

7.       2000 RESTRICTED UNIT PLAN
         -------------------------

In November 2000, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan (the "2000 Restricted Unit Plan") which authorizes the issuance of Common Units with an aggregate value of $10,000 (487,804 Common Units valued at the initial public offering price of $20.50 per Unit) to executives, managers and other employees of the Partnership. Restricted Units issued under the 2000 Restricted Unit Plan vest over time with 25% of such units vesting at the end of each of the third and fourth anniversaries of the issuance date and the remaining 50% of such units vesting at the end of the fifth anniversary of the issuance date. 2000 Restricted Unit Plan participants are not eligible to receive quarterly distributions or vote their respective Restricted Units until vested. Restrictions also limit the sale or transfer of the Units during the restricted periods. The value of the Restricted Unit is established by the market price of the Common Unit at the date of grant. Restricted Units are subject to forfeiture in certain circumstances as defined in the 2000
Restricted Unit Plan. During the six months ended March 31, 2001, the Partnership amortized $104 of unearned compensation.

Following is a summary of activity in the 2000 Restricted Unit Plan:

                                                 UNITS           VALUE PER UNIT
                                                 -----           --------------

   OUTSTANDING, SEPTEMBER 30, 2000                 -                  $   -

   Awarded                                      78,228                $20.66
                                               -------               -------
   OUTSTANDING, DECEMBER 30, 2000               78,228                $20.66
                                               -------               -------

   Forfeited                                   (29,268)               $20.66
                                               -------               -------

   OUTSTANDING, MARCH 31, 2001                  48,960                $20.66
                                               =======               =======

8.       PUBLIC OFFERING
         ---------------

In the first quarter of fiscal 2001, the Partnership sold 2,352,700 Common Units in a public offering at a price of $21.125 per Unit realizing proceeds of $47,100, net of underwriting commissions and any other offering expenses all of which was applied to reduce outstanding borrowings under the Partnership's
Revolving Credit Agreement. This transaction increased the total number of Common Units outstanding to 24,631,287.

9.       SUBSEQUENT EVENTS
         -----------------

On April 26, 2001, the Partnership announced a quarterly distribution of $.55 per Common Unit for the second quarter of fiscal 2001 consisting of the Minimum Quarterly Distribution of $.50 per Common Unit and an additional distribution of $.05 per Common Unit payable on May 15, 2001 to holders of record on May 7, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2001
---------------------------------
COMPARED TO THREE MONTHS ENDED MARCH 25, 2000
---------------------------------------------

REVENUES

Revenues increased 21.2% or $61.7 million to $352.6 million for the three months ended March 31, 2001 compared to $290.9 million for the three months ended March 25, 2000. The overall increase is primarily attributable to higher propane costs resulting in higher sales prices to customers. Propane sold to retail customers decreased 3.5% or 6.8 million gallons to 185.1 million gallons, compared to
191.9 million gallons in the prior period's quarter. The Partnership believes that the decrease in retail gallons was principally due to customer conservation efforts resulting from the higher cost of propane during the current quarter as compared to the prior period's quarter. Sales prices averaged approximately 35% higher during the three months ended March 31, 2001 as compared to the prior period's quarter. Temperatures nationwide were 1% warmer than normal during the three month period as compared to 14% warmer than normal in the prior year period. Wholesale gallons sold and gallons sold related to price risk management activities decreased 42.4% or 35.0 million gallons to 47.5 million gallons, principally resulting from decreased market opportunities attributable to the high propane cost and limited supply environment, as compared to the prior period's quarter.

OPERATING EXPENSES

Operating expenses increased 8.9% or $5.3 million to $64.7 million for the three months ended March 31, 2001 compared to $59.4 million for the three months ended March 25, 2000. The increase in operating expenses is principally attributable to increased payroll and benefit costs, including increased incentive compensation accruals in line with higher earnings, higher insurance costs and, to a lesser extent, higher vehicle fuel costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 32.4% or $2.3 million to $9.2 million for the three months ended March 31, 2001 compared to $7.0 million for the three months ended March 25, 2000. The increase is primarily attributable to increased payroll and benefit costs, including higher incentive compensation accruals in line with higher earnings and certain one-time corporate level expenses.

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA

Income before interest expense and income taxes increased $17.9 million to $67.5 million in the three months ended March 31, 2001 compared to $49.6 million in the prior year's second quarter. EBITDA increased $18.1 million or 30.3% to $77.6 million. The increases in income before interest expense and income taxes and in EBITDA are primarily due to higher gross profit of $25.6 million attributable to higher per gallon margins offset in part by higher operating, general and administrative expenses.

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

INTEREST EXPENSE

Net interest expense amounted to $10.3 million for the three months ended March 31, 2001 which is comparable to $10.2 million in the prior period's quarter.


SIX MONTHS ENDED MARCH 31, 2001
-------------------------------
COMPARED TO SIX MONTHS ENDED MARCH 25, 2000
-------------------------------------------

REVENUES

Revenues increased 31.6% or $155.3 million to $646.7 million for the six months ended March 31, 2001 compared to $491.3 million for the six months ended March 25, 2000. The overall increase is primarily attributable to higher propane costs resulting in higher sales prices to customers. Propane sold to retail customers increased 5.0% or 16.6 million gallons to 349.0 million gallons compared to
332.4 million gallons in the prior period. The increase in gallons is principally due to colder temperatures, which nationwide were 5% colder than normal during the six month period as compared to 12% warmer than normal in the prior year period. The effect of colder temperatures was partially offset by customer conservation efforts resulting from the high cost of propane during the current six month period. Wholesale gallons sold and gallons sold related to price risk management activities decreased 14.8% or 20.7 million gallons to
118.8 million gallons, principally resulting from the high propane cost and limited supply environment during the current six month period as compared to the prior year period.

OPERATING EXPENSES

Operating expenses increased 12.5% or $14.4 million to $129.0 million for the six months ended March 31, 2001 compared to $114.7 million for the six months ended March 25, 2000. The increase in operating expenses is principally attributable to increased payroll and benefit costs, including increased incentive compensation accruals in line with higher earnings, higher provisions for bad debts resulting from the increases in selling prices, higher insurance and increased vehicle fuel costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 28.1% or $3.8 million to $17.4 million for the six months ended March 31, 2001 compared to $13.6 million for the six months ended March 25, 2000. The increase is primarily attributable to higher payroll and benefit costs, including incentive compensation accruals in line with higher earnings, increased costs for professional services and higher equipment leasing costs.

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA

Results for the six month period ended March 25, 2000 include a $10.3 million gain from the sale of assets. Excluding this one-time item, income before interest expense and income taxes increased $33.6 million to $110.3 million in the six months ended March 31, 2001 compared to $76.7 million in the prior year's comparable period. EBITDA, excluding the one-time item, increased $34.3 million or 35.9% to $129.9 million. The increases in income before interest expense and income taxes and in EBITDA are primarily attributable to higher gross profit of $52.5 million reflecting higher retail volumes and margins, partially offset by increased operating, general and administrative expenses.

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

INTEREST EXPENSE

Net interest expense increased $.6 million to $20.3 million in the six months ended March 31, 2001 compared with $19.6 million in the prior period. The increase is primarily attributable to higher short-term borrowings to fund increased working capital requirements due to the increased cost of propane.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonal nature of the propane business, cash flows from operating activities are greater during the winter and spring seasons as customers pay for propane purchased during the heating season. For the six months ended March 31, 2001, net cash provided by operating activities was $37.4 million compared to cash provided by operating activities of $15.2 million in the six months ended March 25, 2000. The increase of $22.2 million was primarily due to higher net income, excluding the gain on sale of assets in the prior year period, offset in part by higher working capital requirements of $11.9 million due to the increased cost of propane.

Net cash used in investing activities was $8.1 million during the six months ended March 31, 2001 consisting of capital expenditures of $9.5 million (including $1.4 million for maintenance expenditures and $8.1 million to support the growth of operations), offset by proceeds from the sales of property, plant and equipment of $1.4 million. Net cash used in investing activities was $88.4 million during the six months ended March 25, 2000 consisting of acquisition payments of $97.7 million reflecting the SCANA acquisition and capital expenditures of $9.4 million (including $3.6 million for maintenance expenditures and $5.8 million to support the growth of operations), offset by proceeds from the sale of property, plant and equipment of $18.7 million, including 23 customer service centers.

Net cash used in financing activities for the six months ended March 31, 2001 was $23.8 million, reflecting $47.1 million in net proceeds received from the sale of Common Units in a public offering, offset by $43.3 million of net repayments of amounts outstanding under the Partnership's Revolving Credit Agreement utilizing the proceeds of the public offering, $.7 million in costs incurred to amend the Revolving Credit Agreement and $26.9 million in Partnership distributions. Net cash provided by financing activities for the six months ended March 25, 2000 was $77.5 million, principally reflecting borrowings to fund the SCANA acquisition and working capital borrowings partially offset by the Partnership's distribution.

Effective January 29, 2001, the Partnership amended its Revolving Credit Agreement. Pursuant to the amendment, the acquisition facility has been reduced from $100.0 million to $50.0 million, the working capital facility has been retained at $75.0 million and both facilities have been extended until May 31, 2003. The minimum net worth covenant has been eliminated and the maximum leverage ratio has been reduced to 5.00 to 1 for quarters after March 31, 2001. Borrowings bear interest at a rate based upon either LIBOR plus a maximum margin of 2% or the agent bank's base rate plus a margin of 1% (in each case such margin to reduce according to improvements in the leverage ratio.) An annual fee of .50% (also subject to reduction according to improvements in the leverage ratio) is payable quarterly whether or not borrowings are made.

The Partnership has announced that it will make a distribution of $.55 per Unit to its Common Unitholders on May 15, 2001 for the second fiscal quarter of 2001, consisting of the Minimum Quarterly Distribution of $.50 per Common Unit and an additional distribution of $.05 per Common Unit.

The ability of the Partnership to satisfy its future obligations will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. Based on its current cash position, available Credit Facilities and expected cash flow from operating activities, the Partnership expects to have sufficient funds to meet its obligations and working capital needs, and pay distributions at the current level, during fiscal 2001.


ITEM 3.  QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

As of March 31, 2001, the Partnership was party to propane forward and option contracts with various third parties and futures traded on the New York Mercantile Exchange ("NYMEX"). Forward and future contracts provide that the Partnership sell or acquire propane at a fixed price at fixed future dates. An option contract allows, but does not require its holder to buy or sell propane at a specified price during a specified time period; the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of propane to the respective party or are settled by the payment of a net amount equal to the difference between the then current price of propane and the fixed contract price. The contracts are entered into in anticipation of market movements and to manage and hedge exposure to fluctuating propane prices.

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

SENSITIVITY ANALYSIS

In an effort to estimate the exposure of unfavorable market price movements, a sensitivity analysis of open positions as of March 31, 2001 was performed. Based on this analysis, a hypothetical 10% adverse change in market prices for each of the future months for which an option, future and/or forward contract exists indicates a potential loss in future earnings of $1.1 million as of March 31, 2001. See also Item 7A of the Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                                     PART II




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  None.

         (b)      Reports on Form 8-K
                  None.

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY
AUTHORIZED:







                         SUBURBAN PROPANE PARTNERS, L.P.



DATE:  MAY 11, 2001                   BY  /S/ ROBERT M. PLANTE
                                          --------------------------------------
                                          ROBERT M. PLANTE
                                          VICE PRESIDENT, FINANCE AND TREASURER




                                      BY  /S/ EDWARD J. GRABOWIECKI
                                          --------------------------------------
                                          EDWARD J. GRABOWIECKI
                                          VICE PRESIDENT AND CONTROLLER AND
                                          CHIEF ACCOUNTING OFFICER