Form 10-Q
period 2001-06-30
SUBURBAN PROPANE PARTNERS LP
filed 2001-08-13
CIK 1005210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

 (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

for the transition period from ______ to ______

Commission File Number:  1-14222
                         -------

                         SUBURBAN PROPANE PARTNERS, L.P.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                             22-3410353
--------                                             ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

240 Route 10 West,         Whippany, NJ              07981
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

(973)  887-5300
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

As of August 13, 2001:  24,631,287 Common Units were outstanding.


This Report contains a total of 22 pages.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                               Index to Form 10-Q


PART I   FINANCIAL INFORMATION

         Item 1 - Financial Statements (unaudited)                         Page
                                                                           ----

                  Condensed Consolidated Balance Sheets as of
                  June 30, 2001 and September 30, 2000                      3

                  Condensed Consolidated Statements of Operations
                  for the three months ended June 30, 2001 and
                  June 24, 2000                                             4

                  Condensed Consolidated Statements of Operations
                  for the nine months ended June 30, 2001 and
                  June 24, 2000                                             5

                  Condensed Consolidated Statements of Cash Flows
                  for the three and nine months ended June 30, 2001
                  and June 24, 2000                                         6

                  Condensed Consolidated Statement of Partners' Capital
                  for the nine months ended June 30, 2001                   7

                  Notes to Condensed Consolidated Financial Statements      8

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       15

         Item 3 - Quantitative and Qualitative Disclosures about
                  Market Risk                                               19

PART II  OTHER INFORMATION
         Item 6 - Exhibits and Reports on Form 8-K                          21

SIGNATURES                                                                  22



              SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands)
                                 (unaudited)

                                                                  June 30,     September 30,
                                                                    2001           2000
                                                                 ---------     -------------

ASSETS
Current assets:
    Cash and cash equivalents ................................   $  38,387       $  11,645
    Accounts receivable, less allowance for doubtful  accounts
       of $5,355 and $2,975, respectively ....................      57,045          61,303
    Inventories ..............................................      41,865          41,631
    Prepaid expenses and other current assets ................       5,468           7,581
                                                                 ---------       ---------
            Total current assets .............................     142,765         122,160
Property, plant and equipment, net ...........................     344,834         350,640
Net prepaid pension cost .....................................      33,603          33,687
Goodwill and other intangibles assets, net ...................     254,705         261,617
Other assets .................................................       1,850           3,012
                                                                 ---------       ---------
             Total assets ....................................   $ 777,757       $ 771,116
                                                                 =========       =========


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable .........................................   $  39,977       $  59,794
    Accrued employment and benefit costs .....................      26,387          18,979
    Short-term borrowings ....................................        --             6,500
    Current portion of long-term borrowings ..................      42,500            --
    Accrued insurance ........................................       7,620           6,170
    Customer deposits and advances ...........................       7,251          23,164
    Accrued interest .........................................      16,424           8,171
    Other current liabilities ................................       7,339           8,683
                                                                 ---------       ---------
              Total current liabilities ......................     147,498         131,461
Long-term borrowings .........................................     430,293         517,219
Postretirement benefits obligation ...........................      33,937          33,885
Accrued insurance ............................................      18,500          19,458
Other liabilities ............................................       5,778           7,264
                                                                 ---------       ---------
               Total liabilities .............................     636,006         709,287
                                                                 ---------       ---------

Partners' capital:
      Common Unitholders .....................................     140,508          58,474
      General Partner ........................................       2,560           1,866
      Deferred compensation trust ............................     (11,567)        (11,567)
      Common Units held in trust, at cost ....................      11,567          11,567
      Unearned Compensation ..................................      (1,317)           (640)
      Accumulated other comprehensive income .................        --             2,129
                                                                 ---------       ---------
                Total partners' capital ......................     141,751          61,829
                                                                 ---------       ---------
                Total liabilities and partners' capital ......   $ 777,757       $ 771,116
                                                                 =========       =========


The accompanying notes are an integral part of these condensed consolidated financial statements.
                                       3



            SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per Unit amounts)
                              (unaudited)


                                                                     Three Months Ended
                                                              --------------------------------
                                                              June 30, 2001      June 24, 2000
                                                              -------------      -------------

Revenues
  Propane ...................................................   $ 124,370          $ 136,802
  Other .....................................................      18,934             17,157
                                                                ---------          ---------
                                                                  143,304            153,959

Costs and Expenses
  Cost of sales .............................................      70,849             84,965
  Operating .................................................      63,401             52,919
  General and administrative ................................       5,119              6,595
  Depreciation and amortization .............................       9,477              9,865
                                                                ---------          ---------
                                                                  148,846            154,344
                                                                ---------          ---------

(Loss) before interest expense and provision for income taxes      (5,542)              (385)
Interest expense, net .......................................       8,912             10,243
                                                                ---------          ---------

(Loss) before provision for income taxes ....................     (14,454)           (10,628)
Provision for income taxes ..................................         105                 71
                                                                ---------          ---------
Net (loss) ..................................................   $ (14,559)         $ (10,699)
                                                                =========          =========

General Partner's interest in net (loss) ....................   $    (275)         $    (214)
                                                                ---------          ---------
Limited Partner's interest in net (loss) ....................   $ (14,284)         $ (10,485)
                                                                =========          =========
Basic and diluted net (loss) per Unit .......................   $   (0.58)         $   (0.47)
                                                                =========          =========
Weighted average number of Units outstanding ................      24,631             22,279
                                                                ---------          ---------





The accompanying notes are an integral part of these condensed consolidated financial statements.


          SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per Unit amounts)
                              (unaudited)


                                                                     Nine Months Ended
                                                              -------------------------------
                                                              June 30, 2001     June 24, 2000
                                                              -------------     -------------

Revenues
  Propane ...................................................   $ 725,556         $ 581,970
  Other .....................................................      64,439            63,331
                                                                ---------         ---------
                                                                  789,995           645,301

Costs and Expenses
  Cost of sales .............................................     441,136           352,439
  Operating .................................................     192,447           167,580
  General and administrative ................................      22,561            20,210
  Depreciation and amortization .............................      29,082            28,755
  Gain on sale of assets ....................................        --             (10,328)
                                                                ---------         ---------
                                                                  685,226           558,656
                                                                ---------         ---------

Income before interest expense and provision for income taxes     104,769            86,645
Interest expense, net .......................................      29,165            29,885
                                                                ---------         ---------

Income before provision for income taxes ....................      75,604            56,760
Provision for income taxes ..................................         270               163
                                                                ---------         ---------
Net income ..................................................   $  75,334         $  56,597
                                                                =========         =========

General Partner's interest in net income ....................   $   1,460         $   1,132
                                                                ---------         ---------
Limited Partner's interest in net income ....................   $  73,874         $  55,465
                                                                =========         =========
Basic and diluted net income per Unit .......................   $    3.02         $    2.49
                                                                =========         =========
Weighted average number of Units outstanding ................      24,475            22,274
                                                                ---------         ---------



The accompanying notes are an integral part of these condensed consolidated financial statements.


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                               Three Months Ended     Nine Months Ended
                                                                              --------------------   --------------------

                                                                              June 30,    June 24,   June 30,    June 24,
                                                                                2001        2000       2001        2000
                                                                              --------    --------   --------    --------
Cash flows from operating activities:
     Net (loss)/income ...................................................   $(14,559)   $(10,699)   $ 75,334    $ 56,597
     Adjustments to reconcile net (loss)/income to net cash
     provided by operations:
          Depreciation ...................................................      7,152       7,402      21,411      21,914
          Amortization ...................................................      2,325       2,463       7,671       6,841
          (Gain) on disposal of property, plant and
            equipment ....................................................     (2,405)       (654)     (3,297)    (11,246)
     Changes in operating assets and liabilities, net of
     acquisitions and dispositions:
          Decrease/(increase) in accounts receivable .....................     53,939      34,735       4,258     (10,315)
          (Increase)/decrease in inventories .............................     (2,269)      5,330        (234)     (4,299)
          Decrease/(increase) in prepaid expenses and
           other current assets ..........................................        379          (9)       (266)     (2,292)
          (Decrease) in accounts payable .................................     (5,835)    (14,240)    (19,817)     (2,892)
           Increase/(decrease) in accrued employment
           and benefit costs .............................................      1,980         206       7,742      (2,110)
          Increase in accrued interest ...................................      7,928       7,709       8,253       7,670
          (Decrease) in other accrued liabilities ........................     (1,643)       (588)    (15,807)    (11,131)
     Other noncurrent assets .............................................      1,560        (101)      1,217        (638)
     Deferred credits and other noncurrent liabilities ...................     (1,901)        820      (2,421)       (502)
                                                                             --------    --------    --------    --------
               Net cash provided by operating activities .................     46,651      32,374      84,044      47,597
                                                                             --------    --------    --------    --------
Cash flows from investing activities:
      Capital expenditures ...............................................     (6,585)     (4,950)    (16,087)    (14,322)
      Acquisitions .......................................................       --          (328)       --       (98,012)
      Proceeds from sale of property, plant and equipment, net ...........      2,592       1,216       4,029      19,900
                                                                             --------    --------    --------    --------
               Net cash (used in) investing activities ...................     (3,993)     (4,062)    (12,058)    (92,434)
                                                                             --------    --------    --------    --------
Cash flows from financing activities:
      Long-term (repayments)/borrowings, net .............................       (378)     (7,307)    (44,397)     89,672
      Short-term (repayments), net .......................................     (7,250)    (10,000)     (6,500)     (2,750)
      Credit agreement expenses ..........................................       --          --          (730)     (3,123)
      Net proceeds from public offering ..................................       --          --        47,079        --
      Partnership distribution ...........................................    (13,807)    (11,935)    (40,696)    (35,498)
                                                                             --------    --------    --------    --------
               Net cash (used in)/provided by financing activities........    (21,435)    (29,242)    (45,244)     48,301
                                                                             --------    --------    --------    --------
Net increase/(decrease) in cash ..........................................     21,223        (930)     26,742       3,464
Cash and cash equivalents at beginning of period .........................     17,164      12,786      11,645       8,392
                                                                             --------    --------    --------    --------
Cash and cash equivalents at end of period ...............................     38,387      11,856      38,387      11,856
                                                                             ========    ========    ========    ========

Supplemental disclosure of cash flow information:
    Cash paid for interest ...............................................   $  1,088    $  2,572    $ 21,010    $ 22,272
                                                                             ========    ========    ========    ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)


                                                                                                                        Accumulated
                                                                                   Deferred     Common                     Other
                                        Number of Units     Common      General  Compensation  Units in    Unearned    Comprehensive
                                             Common       Unitholders   Partner     Trust        Trust   Compensation     Income
                                        ---------------   -----------   -------  ------------  --------  ------------  -------------


Balance at September  30, 2000 .....         22,279         $ 58,474    $ 1,866    $ (11,567)  $ 11,567    $    (640)     $   2,129

Net income .........................                          73,874      1,460

Other comprehensive income:
  Unrealized holding loss arising
    during the period ..............                                                                                         (1,046)
  Less: reclassification adjustment
    for gains included in net income                                                                                         (1,083)
                                                                                                                           ---------
Comprehensive income ...............


Partnership distribution ...........                         (39,930)      (766)

Sale of Common Units under
  public offering, net of expenses .          2,353           47,079

Grants issued under Restricted
  Unit Plan, net of forfeitures ....                           1,011                                          (1,011)

Amortization of Compensation
  Deferral Plan ....................                                                                             169

Amortization of Restricted
  Unit Plan, net of forfeitures ....             --              --         --           --        --            165            --
                                        ---------------   -----------   -------  ------------  --------  ------------  -------------

Balance at June 30, 2001 ...........         24,632        $ 140,508    $ 2,560    $ (11,567)  $ 11,567    $  (1,317)     $     --
                                        ===============   ===========   =======  ============  ========  ============  =============

                                           Total
                                         Partners'   Comprehensive
                                          Capital       Income
                                         ---------  -------------


Balance at September  30, 2000 .....     $  61,829

Net income .........................        75,334      $  75,334

Other comprehensive income:
  Unrealized holding loss arising
    during the period ..............        (1,046)        (1,046)
  Less: reclassification adjustment
    for gains included in net income        (1,083)        (1,083)
                                         ---------      ---------
Comprehensive income ...............                    $  73,205
                                                        =========


Partnership distribution ...........       (40,696)

Sale of Common Units under
  public offering, net of expenses..        47,079

Grants issued under Restricted
  Unit Plan, net of forfeitures ....           --

Amortization of Compensation
  Deferral Plan ....................           169

Amortization of Restricted
  Unit Plan, net of forfeitures ....           165
                                         ---------

Balance at June 30, 2001 ...........     $ 141,751
                                         =========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                  June 30, 2001
                             (Dollars in Thousands)
                                   (Unaudited)

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

On May 26, 1999, the Partnership completed a recapitalization (the "Recapitalization") which included the redemption of all limited partner interests held by the former general partner, Suburban Propane GP, Inc., a wholly-owned indirect subsidiary of Millennium Chemicals, Inc., and the substitution of a new general partner, Suburban Energy Services Group LLC, which is owned by senior management of the Partnership.

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

DERIVATIVE  INSTRUMENTS.  The  Partnership  routinely  uses propane  futures and forward contracts to reduce the risk of future price fluctuations and to help ensure supply during periods of high demand. Effective October 1, 2000, the date of adoption of a new accounting pronouncement for derivative instruments, management determined that the Partnership's derivative instruments do not qualify as hedges. Accordingly, such contracts are recorded as assets or liabilities based on their fair value and any subsequent changes in the fair values of such contracts are recorded in income. These amounts are included in other current assets, other current liabilities and operating expenses, respectively. For the nine months ended June 30, 2001, the Partnership recorded an unrealized loss of $3,351, representing the net change in the fair values of the Partnership's derivatives during that period. See "Adoption of New Accounting Standard" for further information.

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

Accumulated depreciation at June 30, 2001 and September 30, 2000 was $210,949 and $198,549, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and other intangible assets are comprised of the following:

                                             June 30, 2001    September 30, 2000
                                             -------------    ------------------

   Goodwill                                     $296,224              $296,201
   Debt origination costs                          8,024                 8,024
   Deferred credit agreement costs                 1,753                 3,123
   Other, principally noncompete agreements        4,540                 4,940
                                                --------              --------
                                                 310,541               312,288
   Less:  Accumulated amortization                55,836                50,671
                                                --------              --------
                                                $254,705              $261,617
                                                ========              ========

INCOME TAXES. As discussed in Note 1, the Partnership Entities consist of two limited partnerships, the Partnership and the Operating Partnership, and five corporate entities. For federal and state income tax purposes, the earnings attributed to the Partnership and the Operating Partnership are included in the tax returns of the individual partners. As a result, no recognition of income tax expense has been reflected in the Partnership's condensed consolidated financial statements relating to the earnings of the Partnership and the Operating Partnership. The earnings attributed to the corporate entities are subject to federal and state income taxes. Accordingly, the Partnership's condensed consolidated financial statements reflect income tax expense related to the corporate entities' earnings.

UNIT-BASED COMPENSATION. The Partnership accounts for Unit-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, and makes the pro forma information disclosures required under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation". Upon issuance of Units under the compensation plans, unearned compensation equivalent to the market value of the Restricted Units granted under the restricted unit plans, or Common Units granted under the Compensation Deferral Plan (the "Deferral Plan"), is charged at the date of grant. The unearned compensation is amortized ratably over the restricted periods. The unamortized unearned compensation value is shown as a reduction of partners' capital in the accompanying condensed consolidated balance sheets. As a result of the May 26, 1999 Recapitalization, all unamortized compensation related to the Restricted Units, issued under the 1996 Restricted Unit Award Plan, was earned and expense of $11,393 was recorded. As of June 30, 2001, no Units were outstanding under the 1996 Restricted Unit Award Plan, 42,925 Common Units were outstanding under the Deferral Plan and 48,960 Restricted Units were outstanding under the 2000 Restricted Unit Plan. See Notes 6 and 7 for further information.

NET INCOME (LOSS) PER UNIT. Basic net income (loss) per limited partner Unit is computed by dividing net income (loss), after deducting the General Partner's approximate 2% interest, by the weighted average number of outstanding Common Units. Diluted net income (loss) per limited partner Unit is computed by dividing net income (loss), after deducting the General Partner's approximate 2% interest, by the weighted average number of outstanding Common Units, time vested Restricted Units granted under the 2000 Restricted Unit Plan and time vested Common Units granted under the Deferral Plan.

ADOPTION OF NEW ACCOUNTING STANDARD. Effective with the first fiscal quarter of 2001, the Partnership adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended by SFAS No. 137 and SFAS No. 138. SFAS 133 requires entities to record derivatives as assets or liabilities on the balance sheet based on their fair value with any subsequent changes in the fair values of contracts recorded in income, unless the contracts qualify as hedges. Contracts qualifying for hedge accounting would have changes in fair values reported as a component of comprehensive income (equity). Based on the criteria set forth in SFAS 133, management determined that the Partnership's derivative contracts do not qualify for hedge accounting and its derivatives are marked-to-market through income. The fair market value of the Partnership's derivative portfolio on the date of adoption did not reflect any unrealized net gain or loss and accordingly, no cumulative effect of this change in accounting is reflected in the accompanying condensed consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the provisions of SFAS 141, all business combinations initiated after June 30, 2001 are required to be accounted for under the purchase method of accounting. Under the provisions of SFAS 142, goodwill will no longer be amortized but will be subject to a transitional impairment review and to annual impairment reviews in accordance with the SFAS. SFAS 142 is effective for fiscal years beginning after December 15, 2001, but early adoption is permitted for companies with a fiscal year beginning after March 15, 2001. The Partnership is currently in the process of evaluating the impact SFAS 142 will have on the consolidated financial position and consolidated results of operations of the Partnership.

RECLASSIFICATIONS. Certain prior period balances have been reclassified to conform to the current period presentation.

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

4.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

The Partnership leases certain property, plant and equipment for various periods under noncancelable leases. Rental expense under operating leases was $17,818 and $14,797 for the nine months ended June 30, 2001 and June 24, 2000, respectively.

The Partnership effectively is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At June 30, 2001 and September 30, 2000, accrued insurance liabilities amounted to $26,120 and $25,628, respectively, representing the total estimated losses under these self-insurance programs. These liabilities represent the gross estimated losses as no claims or lawsuits, individually or in the aggregate, were estimated to exceed the Partnership's deductibles on its insurance policies.

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

At June 30, 2001, the Revolving Credit Agreement, as amended on January 29, 2001, consists of a $50,000 acquisition facility and a $75,000 working capital facility. Borrowings under the Revolving Credit Agreement, which expires on May 31, 2003, bear interest at a rate based upon either LIBOR plus a margin, First Union National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .375% to .50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of June 30, 2001, the fee was .50%.

As of June 30, 2001, $46,000 was outstanding under the acquisition facility resulting from the acquisition of SCANA and no amount was outstanding under the working capital facility. As of September 30, 2000, $90,000 was outstanding under the acquisition facility and $6,500 was outstanding under the working capital facility.

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

The Deferral Plan also allows eligible employees to defer receipt of Common Units that may be subsequently granted by the Partnership under the Deferral Plan. The Common Units granted under the Deferral Plan and related Partnership distributions are subject to forfeiture provisions such that (a) 100% of the Common Units would be forfeited if the grantee ceases to be employed by the Partnership within three years of the date of the Recapitalization, (b) 75% would be forfeited if the grantee ceases to be employed after the third anniversary, but prior to the fourth anniversary of the Recapitalization date and (c) 50% would be forfeited if the grantee ceases to be employed after the fourth anniversary, but prior to the fifth anniversary. Upon issuance of Common Units under the Deferral Plan, unearned compensation equivalent to the market value of the Common Units is charged at the date of grant. The unearned compensation is amortized in accordance with the Deferral Plan's forfeiture provisions. The unamortized unearned compensation value is shown as a reduction of partners' capital in the accompanying condensed consolidated balance sheets. During the nine months ended June 30, 2001, the Partnership amortized $169 of unearned compensation.

Following is a summary of units outstanding in the Deferral Plan:

                                                  Units           Value Per Unit
                                                 -------          --------------
   Outstanding, September 30, 2000 and
      June 30, 2001                               42,925               $19.91
                                                  ======               ======

Pursuant to the Deferral Plan, participants have deferred receipt of these Common Units and related distributions by the Partnership by depositing the Units into a trust. The value of the Common Units deposited in the trust and the related deferred compensation trust liability are reflected in the accompanying condensed consolidated balance sheets as components of partners' capital.


7.       2000 Restricted Unit Plan
         -------------------------

In November 2000, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan (the "2000 Restricted Unit Plan") which authorizes the issuance of Common Units with an aggregate value of $10,000 (487,804 Common Units valued at the initial public offering price of $20.50 per Unit) to executives, managers and other employees of the Partnership. Restricted Units issued under the 2000 Restricted Unit Plan vest over time with 25% of such units vesting at the end of each of the third and fourth anniversaries of the issuance date and the remaining 50% of such units vesting at the end of the fifth anniversary of the issuance date. 2000 Restricted Unit Plan participants are not eligible to receive quarterly distributions or vote their respective Restricted Units until vested. Restrictions also limit the sale or transfer of the Units during the restricted periods. The value of the Restricted Unit is established by the market price of the Common Unit at the date of grant. Restricted Units are subject to forfeiture in certain circumstances as defined in the 2000 Restricted Unit Plan. During the nine months ended June 30, 2001, the Partnership amortized $165 of unearned compensation associated with the 2000 Restricted Unit Plan.

Following is a summary of activity in the 2000 Restricted Unit Plan:

                                                  Units           Value Per Unit
                                                 -------          --------------

   Outstanding, September 30, 2000                  -                  $   -

   Awarded                                        78,228               $20.66

   Forfeited                                     (29,268)              $20.66
                                                 -------               ------

   Outstanding, June 30, 2001                     48,960               $20.66
                                                 =======               ======

8.       Public Offering
         ---------------

In the first quarter of fiscal 2001, the Partnership sold 2,352,700 Common Units in a public offering at a price of $21.125 per Unit realizing proceeds of $47,079, net of underwriting commissions and other offering expenses, all of which was applied to reduce outstanding borrowings under the Partnership's
Revolving Credit Agreement. This transaction increased the total number of Common Units outstanding to 24,631,287.

9.       Subsequent Events
         -----------------

On July 26, 2001, the Partnership announced a quarterly distribution of $.55 per Common Unit for the third quarter of fiscal 2001 consisting of the Minimum Quarterly Distribution of $.50 per Common Unit and an additional distribution of $.05 per Common Unit payable on August 14, 2001 to holders of record on August 6, 2001.

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

THREE MONTHS ENDED JUNE 30, 2001
--------------------------------
COMPARED TO THREE MONTHS ENDED JUNE 24, 2000
--------------------------------------------

REVENUES

Revenues decreased 6.9% or $10.7 million to $143.3 million for the three months ended June 30, 2001 compared to $154.0 million for the three months ended June 24, 2000. The overall decrease is primarily attributable to a decrease in retail gallons sold due to warmer weather occurring at the beginning of the quarter. In addition, the Partnership believes that this decrease is partially due to customer conservation efforts in response to higher propane selling prices resulting from increased propane product costs. Propane sold to retail customers decreased 6.6% or 6.4 million gallons to 90.1 million gallons, compared to 96.5 million gallons in the prior period's quarter. Sales prices averaged approximately 12% higher during the three months ended June 30, 2001 as compared to the prior period's quarter. Temperatures nationwide were 14% warmer than normal during the three month period as compared to 5% warmer than normal in the prior year period. Wholesale gallons sold and gallons sold related to price risk management activities decreased 82.4% or 39.0 million gallons to 8.3 million gallons, principally resulting from decreased market opportunities attributable to the high propane cost and limited supply environment, as compared to the prior period's quarter.

OPERATING EXPENSES

Operating expenses increased 19.8% or $10.5 million to $63.4 million for the three months ended June 30, 2001 compared to $52.9 million for the three months ended June 24, 2000. The increase in operating expenses is principally attributable to a $5.1 million unrealized loss under SFAS 133 representing the net change in the fair values of the Partnership's derivatives during the quarter, increased payroll and benefit costs, including increased compensation accruals associated with field incentive programs, and higher provisions for bad debts resulting from the increases in selling prices.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased 22.4% or $1.5 million to $5.1 million for the three months ended June 30, 2001 compared to $6.6 million for the three months ended June 24, 2000. The decrease is primarily attributable to gains realized in the current quarter associated with the sales of non-strategic assets and a corporate investment.

(LOSS) BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA

(Loss) before interest expense and income taxes increased $5.1 million to $(5.5) million in the three months ended June 30, 2001 compared to $(0.4) million in the prior year's third quarter. EBITDA decreased $5.5 million or 58.5% to $3.9 million. These changes in (loss) before interest expense and income taxes and in EBITDA are primarily attributable to the $5.1 million net unrealized loss recorded under the provisions of SFAS 133 in the current quarter. Increased gross profit of $3.5 million, associated with higher per gallon margins and lower general and administrative expenses of $1.5 million were offset by increased operating expenses of $5.4 million excluding the SFAS 133 unrealized loss noted above.

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

INTEREST EXPENSE

Net interest expense decreased $1.3 million or 13.0% to $8.9 million for the three months ended June 30, 2001 compared to $10.2 million in the prior period's quarter. This decrease is primarily attributable to lower outstanding borrowings under the revolving credit agreement associated with the paydown of the acquisition facility.

NINE MONTHS ENDED JUNE 30, 2001
-------------------------------
COMPARED TO NINE MONTHS ENDED JUNE 24, 2000
-------------------------------------------

REVENUES

Revenues increased 22.4% or $144.7 million to $790.0 million for the nine months ended June 30, 2001 compared to $645.3 million for the nine months ended June 24, 2000. The overall increase is primarily attributable to higher propane costs resulting in higher sales prices to customers. Propane sold to retail customers increased 2.4% or 10.2 million gallons to 439.1 million gallons compared to
428.9 million gallons in the prior period. The increase in gallons is principally due to colder temperatures, which nationwide were 3% colder than normal during the nine month period as compared to 12% warmer than normal in the prior year period. The effect of colder temperatures was partially offset by customer conservation efforts resulting from the high cost of propane during the current nine month period. Wholesale gallons sold and gallons sold related to price risk management activities decreased 31.9% or 59.6 million gallons to
127.2 million gallons, principally resulting from the high propane cost and limited supply environment during the current nine month period as compared to the prior year period.

OPERATING EXPENSES

Operating expenses increased 14.8% or $24.8 million to $192.4 million for the nine months ended June 30, 2001 compared to $167.6 million for the nine months ended June 24, 2000. The increase in operating expenses is principally attributable to increased payroll and benefit costs, including increased incentive compensation accruals in line with higher earnings, higher provisions for bad debts resulting from the increases in selling prices, higher insurance, increased vehicle fuel costs and unrealized losses recorded under the provisions of SFAS 133 related to changes in fair values of the Partnership's derivatives.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 11.6% or $2.4 million to $22.6 million for the nine months ended June 30, 2001 compared to $20.2 million for the nine months ended June 24, 2000. The increase is primarily attributable to higher payroll and benefit costs, including incentive compensation accruals in line with higher earnings, increased costs for professional services and higher equipment leasing costs offset in part by gains realized on the sales of non-strategic assets and corporate investments.

INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA

Results for the nine month period ended June 30, 2000 include a $10.3 million gain from the sale of assets. Excluding this one-time item, income before interest expense and income taxes increased $28.5 million to $104.8 million in the nine months ended June 30, 2001 compared to $76.3 million in the prior year's comparable period. EBITDA, excluding the one-time item, increased $28.8 million or 27.4% to $133.9 million. The increases in income before interest expense and income taxes and in EBITDA are primarily attributable to higher gross profit of $56.0 million reflecting higher retail volumes and margins, partially offset by increased operating, general and administrative expenses.

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

INTEREST EXPENSE

Net interest expense decreased $0.7 million to $29.2 million in the nine months ended June 30, 2001 compared with $29.9 million in the prior period. The decrease is primarily attributable to lower outstanding borrowings under the revolving credit facility resulting from the paydown of the acquisition facility.

LIQUIDITY AND CAPITAL RESOURCES

Due to the seasonal nature of the propane business, cash flows from operating activities are greater during the winter and spring seasons as customers pay for propane purchased during the heating season. For the nine months ended June 30, 2001, net cash provided by operating activities was $84.0 million compared to cash provided by operating activities of $47.6 million in the nine months ended June 24, 2000. The increase of $36.4 million was primarily due to higher net income, excluding the gain on sale of assets in the prior year period, and favorable changes in working capital reflecting collections on higher accounts receivable levels and increased incentive compensation accruals.

Net cash used in investing activities was $12.1 million during the nine months ended June 30, 2001 consisting of capital expenditures of $16.1 million (including $4.5 million for maintenance expenditures and $11.6 million to support the growth of operations), offset by proceeds from the sales of property, plant and equipment of $4.0 million. Net cash used in investing activities was $92.4 million during the nine months ended June 30, 2000 consisting of acquisition payments of $98.0 million reflecting the SCANA acquisition and capital expenditures of $14.3 million (including $6.1 million for maintenance expenditures and $8.2 million to support the growth of operations), offset by proceeds from the sale of property, plant and equipment of $19.9 million, including 23 customer service centers.

Net cash used in financing activities for the nine months ended June 30, 2001 was $45.2 million, reflecting $47.1 million in net proceeds received from the sale of Common Units in a public offering, offset by $50.9 million of net repayments of amounts outstanding under the Partnership's Revolving Credit Agreement utilizing the proceeds of the public offering, $0.7 million in costs incurred to amend the Revolving Credit Agreement and $40.7 million in Partnership distributions. Net cash provided by financing activities for the nine months ended June 24, 2000 was $48.3 million, principally reflecting borrowings to fund the SCANA acquisition and working capital borrowings partially offset by the Partnership's distribution.

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

The Partnership has announced that it will make a distribution of $.55 per Unit to its Common Unitholders on August 14, 2001 for the third fiscal quarter of 2001, consisting of the Minimum Quarterly Distribution of $.50 per Common Unit and an additional distribution of $.05 per Common Unit.

Under the terms of the Senior Note Agreement, the first annual principal installment of $42,500 is due on June 30, 2002. The Partnership intends to refinance such amount and has initiated discussions with various third parties to reach a refinancing agreement with favorable terms to the Partnership. Alternatively, the Partnership currently expects that it will generate sufficient funds from operations, or have available adequate borrowing capacity under its working capital facility, to make the principal payment. However, the Partnership cannot predict whether it will be successful in negotiating a favorable refinancing agreement, have adequate available borrowing capacity under its working capital facility or generate sufficient excess funds to meet the principal obligation.

The ability of the Partnership to satisfy its future obligations will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. Based on its current cash position, available Credit Facilities and expected cash flow from operating activities, the Partnership expects to have sufficient funds to meet its obligations and working capital needs, and pay distributions at the current level, during the balance of fiscal 2001.


ITEM 3. QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

As of June 30, 2001, the Partnership was party to propane forward and option contracts with various third parties and futures traded on the New York Mercantile Exchange ("NYMEX"). Forward and futures contracts require that the Partnership sell or acquire propane at a fixed price at fixed future dates. An option contract allows, but does not require its holder to buy or sell propane at a specified price during a specified time period; the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of propane to the respective party or are settled by the payment of a net amount equal to the difference between the then current price of propane and the fixed contract price. The contracts are entered into in anticipation of market movements and to manage and hedge exposure to fluctuating propane prices.

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

SENSITIVITY ANALYSIS

In an effort to estimate the exposure of unfavorable market price movements, a sensitivity analysis of open positions as of June 30, 2001 was performed. Based on this analysis, a hypothetical 10% adverse change in market prices for each of the future months for which an option, futures and/or forward contract exists indicates a potential loss in future earnings of $0.8 million as of June 30, 2001. See also Item 7A of the Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

PART II  OTHER INFORMATION





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Reports on Form 8-K
                None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized:







                         SUBURBAN PROPANE PARTNERS, L.P.



Date:  August 13, 2001                By  /s/ Robert M. Plante
                                          ---------------------------------
                                          Robert M. Plante
                                          Vice President, Finance and Treasurer




                                      By  /s/ Edward J. Grabowiecki
                                          ---------------------------------
                                          Edward J. Grabowiecki
                                          Vice President and Controller and
                                          Chief Accounting Officer