Form 10-K
period 2001-09-29
SUBURBAN PROPANE PARTNERS LP
filed 2001-12-19
CIK 1005210

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended September 29, 2001

                         Commission File Number: 1-14222

                         SUBURBAN PROPANE PARTNERS, L.P

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

                                240 Route 10 West
                               Whippany, NJ 07981
                                 (973) 887-5300
                                 --------------
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)


           Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
   Common Units                              New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

The aggregate market value as of December 14, 2001 of the registrant's Common Units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($25.30/unit), was approximately $621,417,335. As of December 14, 2001 24,631,287 Common Units were outstanding.

Documents Incorporated by Reference:  None

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                   PART I                                  Page
                                                                           ----

ITEM  1.  BUSINESS........................................................  1
ITEM  2.  PROPERTIES......................................................  6
ITEM  3.  LEGAL PROCEEDINGS...............................................  6
ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............  6

                                     PART II
ITEM  5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED
          UNITHOLDER MATTERS..............................................  7
ITEM  6.  SELECTED FINANCIAL DATA.........................................  8
ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................  10
ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.....................................................  18
ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................  19
ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.............................  19

                                    PART III
ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............  20
ITEM  11. EXECUTIVE COMPENSATION..........................................  23
ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT..................................................  28
ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  29

                                     PART IV
ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K.............................................  30

Signatures................................................................  31


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, RELATING TO THE PARTNERSHIP'S FUTURE BUSINESS EXPECTATIONS AND PREDICTIONS AND FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THESE FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS ("CAUTIONARY STATEMENTS"). THE RISKS AND UNCERTAINTIES AND THEIR IMPACT ON THE PARTNERSHIP'S OPERATIONS INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING RISKS:

o  THE IMPACT OF WEATHER CONDITIONS ON THE DEMAND FOR PROPANE;
o  FLUCTUATIONS IN THE UNIT COST OF PROPANE;

o THE ABILITY OF THE PARTNERSHIP TO COMPETE WITH OTHER SUPPLIERS OF PROPANE AND OTHER ENERGY SOURCES;
o  THE ABILITY OF THE PARTNERSHIP TO RETAIN CUSTOMERS;
o THE IMPACT OF ENERGY EFFICIENCY AND TECHNOLOGY ADVANCES ON THE DEMAND FOR PROPANE;
o  THE ABILITY OF MANAGEMENT TO CONTINUE TO CONTROL EXPENSES;
o  THE IMPACT OF REGULATORY DEVELOPMENTS ON THE PARTNERSHIP'S BUSINESS;
o  THE IMPACT OF LEGAL PROCEEDINGS ON THE PARTNERSHIP'S BUSINESS;
o THE PARTNERSHIP'S ABILITY TO IMPLEMENT ITS EXPANSION STRATEGY INTO NEW LINES OF BUSINESS AND TO INTEGRATE ACQUIRED BUSINESSES SUCCESSFULLY.

ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE PARTNERSHIP OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH CAUTIONARY STATEMENTS.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Suburban Propane Partners, L.P. (the "Partnership"), a publicly traded Delaware limited partnership is engaged, through subsidiaries, in the retail and wholesale marketing of propane and related appliances and services. Based upon propane industry statistics, the Partnership is the third largest retail marketer of propane in the United States, serving more than 800,000 active residential, commercial, industrial and agricultural customers from approximately 330 customer service centers in over 40 states as of September 29, 2001. The Partnership's operations are concentrated in the east and west coast regions of the United States. The retail propane sales volume of the Partnership was approximately 524.7 million gallons during the year ended September 29, 2001. In addition, the Partnership sold approximately 161.3 million gallons of propane at wholesale to large industrial end users and other propane distributors during the fiscal year. Based on industry statistics, the
Partnership believes that its retail propane sales volume constitutes approximately 5% of the domestic retail market for propane.

     The Partnership conducts its business principally through its subsidiary, Suburban Propane, L.P., a Delaware limited partnership, (the "Operating Partnership"). The Partnership and the Operating Partnership were formed in 1995 to acquire and operate the propane business and assets of Suburban Propane, a division of Quantum Chemical Corporation, (the "Predecessor Company") then owned by Hanson PLC ("Hanson"). The Predecessor Company had been continuously engaged in the retail propane business since 1928 and had been owned by Quantum since 1983. In addition, Suburban Sales and Service, Inc. (the "Service Company"), a subsidiary of the Operating Partnership, was formed in 1995 to acquire and to operate the service work and appliance and propane equipment parts businesses of the Predecessor Company. The Partnership, Operating Partnership and the Service Company commenced operations on March 5, 1996 upon consummation of an initial public offering of common units representing limited partner interests in the Partnership ("Common Units"), the private placement of $425 million aggregate principal amount of Senior Notes and the transfer of all the propane assets (excluding the net accounts receivable balance) of the Predecessor Company to the Operating Partnership and Service Company.

     On January 5, 2001, Suburban Holdings, Inc., a subsidiary of the Operating Partnership, was formed to hold the stock of Gas Connection, Inc., Suburban @ Home, Inc., and Suburban Franchising, Inc. Gas Connection, Inc. sells and installs natural gas and propane gas grills, fireplaces and related accessories and supplies; Suburban @ Home, Inc. sells, installs, services and repairs a full range of heating and air conditioning products; and Suburban Franchising, Inc. creates and develops propane related franchising business opportunities. The Partnership, the Operating Partnership, the Service Company, Suburban Holdings, Inc. and its subsidiaries are collectively referred to hereinafter as the "Partnership Entities".

BUSINESS STRATEGY

     The  Partnership's  business  strategy  is to extend  and  consolidate  its presence in strategically attractive propane and related markets. The Partnership will continue to evaluate acquisition of other propane distributors that can immediately contribute to the Partnership's overall growth strategy. During the past three fiscal years, the Partnership acquired three retail propane distributors and two retail distributors of gas appliances, parts and related products at a total cost of $5.5 million. In addition, in November 1999, the Partnership acquired the propane operations of a group of affiliated companies in the southeastern United States for a total cost of approximately $97.0 million.

     The competition for acquisitions of propane companies among large propane retailers has intensified over the last few years. Although the Partnership did not acquire any propane distributors in fiscal 2001, the Partnership believes there are numerous retail propane distribution companies that are potential candidates for acquisition and continues to seek these types of opportunities. However, there can be no assurance that the Partnership will find attractive candidates in the future or that the Partnership will be able to acquire such candidates on economically acceptable terms.

     Because of the seasonal nature of the propane business and the impact on earnings and cash flow, the Partnership also seeks to acquire and develop
related   retail  and  service   business   lines  that  can  benefit  from  the
Partnership's infrastructure and national presence. Gas Connection, Inc., acquired by the Partnership in 1999, sells and installs natural gas and propane gas grills, fireplaces and related accessories and supplies. As of September 29, 2001, the Partnership was operating eleven Gas Connection stores in the northeast and northwest regions. Although Gas Connection plans to expand its operations in existing regions, it has currently slowed the pace of new store openings in order to assess and fine-tune its growth strategy. Suburban @ Home, Inc., which opened its first service center in September 2000, is an internally developed heating, ventilation and air conditioning business offering a full range of products and services for "total indoor comfort". Suburban @ Home plans to open at least two new retail locations during fiscal 2002. It is the Partnership's intention to use Gas Connection, Suburban @ Home and other business ventures as a platform on which to build a retail and service network that will complement its core propane operations.

     In conjunction with its acquisition strategy, the Partnership continuously evaluates its existing facilities to identify opportunities to optimize its return on assets by selectively divesting operations in slower growing markets.

     The Partnership also plans to continue to pursue internal growth of its existing operations by acquiring new customers, retaining more of its existing customers and selling additional products and services to customers. The Partnership also believes that it can continue to achieve internal growth through the implementation of more efficient operating standards and increased reliance on information technology. The Partnership employs a nationwide sales organization and has a comprehensive customer retention program.

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

     Based upon information provided by the National Propane Gas Association, propane accounts for approximately 4% of household energy consumption in the United States. This level has not changed materially over the previous two decades. Propane competes primarily with electricity, natural gas and fuel oil as an energy source, principally on the basis of price, availability and portability.

     Propane is more expensive than natural gas on an equivalent British Thermal Unit basis in locations served by natural gas, but serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Historically, the expansion of natural gas into traditional propane markets has been inhibited by the capital costs required to expand pipeline and retail distribution systems. Although the extension of natural gas pipelines tends to displace propane distribution in areas affected, the Partnership believes that new opportunities for propane sales arise as more geographically remote neighborhoods are developed. Propane is generally less expensive to use than electricity for space heating, water heating, clothes drying and cooking. Due to the current geographical diversity of the Partnership's operations, fuel oil has not been a significant competitor. In addition, propane and fuel oil compete to a lesser extent as a result of the cost of converting from one to the other.

     In addition to competing with alternative energy sources, the Partnership competes with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry publications, the Partnership believes that the 10 largest retailers, including the Partnership, account for approximately 36% of the total retail sales of propane in the United States. Based on industry statistics, the Partnership believes that its retail sales volume constitutes approximately 5% of the domestic retail market for propane. Most of the Partnership's retail distribution branches compete with five or more marketers or distributors. Each retail distribution outlet operates in its own competitive environment because retail marketers tend to locate in close proximity to customers in order to lower the cost of providing service. The typical retail distribution outlet generally has an effective marketing radius of approximately 50 miles although in certain rural areas the marketing radius may be extended by a satellite office.

PRODUCTS, SERVICES AND MARKETING

     The Partnership distributes propane through a nationwide retail distribution network consisting of approximately 330 customer service centers in over 40 states as of September 29, 2001. The Partnership's operations are concentrated in the east and west coast regions of the United States. In fiscal 2001, the Partnership served more than 800,000 active customers. Approximately two-thirds of the Partnership's retail propane volume has historically been sold during the six month peak heating season from October through March, as many customers use propane for heating purposes. Typically, customer service centers are found in suburban and rural areas where natural gas is not readily available. Generally, such locations consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. Most of the Partnership's residential customers receive their propane supply pursuant to an automatic delivery system which eliminates the customer's need to make an affirmative purchase decision. From its customer service centers and stand alone retail centers, the Partnership also sells, installs and services equipment related to its propane distribution business, including heating and cooking appliances, hearth products and supplies and, at some locations, propane fuel systems for motor vehicles.

     The Partnership sells propane primarily to six customer markets: residential, commercial, industrial (including engine fuel), agricultural, other retail users and wholesale. Approximately 76% of the gallons sold by the Partnership in fiscal 2001 were to retail customers: 40% to residential customers, 29% to commercial customers, 11% to industrial customers, 6% to agricultural customers and 14% to other retail users. The balance of approximately 24% of the gallons sold by the Partnership in fiscal 2001 was for risk management activities and wholesale customers. Sales to residential customers in fiscal 2001 accounted for approximately 50% of the Partnership's gross profit on propane sales, reflecting the higher-margin nature of the residential market. No single customer accounted for 10% or more of the Partnership's revenues during fiscal 2001.

     Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,200 gallons of propane, into a stationary storage tank on the customer's premises. The capacity of these tanks ranges from approximately 100 gallons to approximately 1,200 gallons, with a typical tank having a capacity of 300 to 400 gallons. The Partnership also delivers propane to retail customers in portable cylinders, which typically have a capacity of 5 to 35 gallons. When these cylinders are delivered to customers, empty cylinders are refilled in place or transported for replenishment at the Partnership's distribution locations. The Partnership also delivers propane to certain other bulk end users of propane in larger trucks known as transports (which have an average capacity of approximately 9,000 gallons). End-users receiving transport deliveries include industrial customers, large-scale heating accounts, such as local gas utilities which use propane as a supplemental fuel to meet peak load deliverability requirements, and large agricultural accounts which use propane for crop drying. Propane is generally transported from refineries, pipeline terminals, storage facilities (including the Partnership's storage facilities in Hattiesburg, Mississippi; Elk Grove, California; and Tirzah, South Carolina), and coastal terminals to the Partnership's customer service centers by a combination of common carriers, owner-operators and railroad tank cars. See additional discussion in Item 2 of this Report.

     In its wholesale operations, the Partnership principally sells propane to large industrial end-users and other propane distributors. The wholesale market includes customers who use propane to fire furnaces, as a cutting gas and in other process applications. Due to the low margin nature of the wholesale market as compared to the retail market, the Partnership has selectively reduced its emphasis on wholesale marketing. Accordingly, sales of wholesale gallons during fiscal 2001 decreased in comparison to fiscal 2000.

PROPANE SUPPLY

     The Partnership's propane supply is purchased from over 70 oil companies and natural gas processors at more than 150 supply points located in the United States and Canada. The Partnership also makes purchases on the spot market. The Partnership purchased approximately 97% of its propane supplies from domestic suppliers during fiscal 2001. Most of the propane purchased by the Partnership in fiscal 2001 was purchased pursuant to one year agreements subject to annual renewal, but the percentage of contract purchases may vary from year to year as determined by the Partnership. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on such market prices. Some of these agreements provide maximum and minimum seasonal purchase guidelines. The Partnership uses a number of interstate pipelines, as well as railroad tank cars and delivery trucks to transport propane from suppliers to storage and distribution facilities.

     Supplies of propane from the Partnership's sources historically have been readily available. Although the Partnership makes no assurance regarding the availability of supplies of propane in the future, the Partnership currently expects to be able to secure adequate supplies during fiscal 2002. During the year ended September 29, 2001, Dynegy Liquids Marketing and Trade ("Dynegy"), Enterprise Products Operating L.P. ("Enterprise") and Louis Dreyfus Plastic Corporation ("Louis Dreyfus") provided approximately 18%, 17% and 12%, respectively, of the Partnership's total domestic propane supply. The availability of the Partnership's propane supply is dependent on several factors, including the severity of winter weather and the price and availability of competing fuels such as natural gas and heating oil. The Partnership believes that, if supplies from Dynegy, Enterprise or Louis Dreyfus were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations. However, the cost of acquiring such propane might be materially higher and, at least on a short-term basis, margins could be affected. Aside from these three suppliers, no single supplier provided more than 10% of the Partnership's total domestic propane supply in the year ended September 29, 2001.

     The Partnership's product procurement and price risk management group seeks to reduce the effect of price volatility on the Partnership's product costs and to help ensure the availability of propane during periods of short supply. The Partnership is currently a party to propane futures transactions on the New York Mercantile Exchange and to forward and option contracts with various third parties to purchase and sell product at fixed prices in the future. These activities are monitored by management through enforcement of the Partnership's Commodity Trading Policy. See additional discussion in Item 7A of this Report.

     The Partnership operates large storage facilities in Mississippi, California and South Carolina and smaller storage facilities in other locations and has rights to use storage facilities in additional locations. As of September 29, 2001, the majority of the storage capacity in Mississippi, California and South Carolina was leased to third parties. The Partnership's storage facilities allow the Partnership to buy and store large quantities of propane during periods of low demand, which generally occur during the summer months. The Partnership believes its storage facilities help ensure a more secure supply of propane during periods of intense demand or price instability.

TRADEMARKS AND TRADENAMES

     The Partnership and its subsidiaries utilize a variety of trademarks and tradenames which they own, including "Suburban Propane". The Partnership regards its trademarks, tradenames and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products.

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

     The Department of Transportation has established regulations addressing emergency discharge control issues. The regulations, which became effective as of July 1, 1999, required the Partnership to modify the inspection and record keeping procedures for the Partnership's cargo tank vehicles. A schedule of compliance is set forth within the regulations. The Partnership has implemented the required discharge control systems and is in full compliance in all material respects with current regulatory requirements.

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

EMPLOYEES

     As of September 29, 2001 the Partnership had 3,239 full time employees, of whom 316 were engaged in general and administrative activities (including fleet maintenance), 41 were engaged in transportation and product supply activities and 2,882 were customer service center employees. As of September 29, 2001, 158 of such employees were represented by 11 different local chapters of labor unions. The Partnership believes that its relations with both its union and non-union employees are satisfactory. From time to time, the Partnership hires temporary workers to meet peak seasonal demands.


ITEM 2. PROPERTIES

     As of September 29, 2001, the Partnership owned approximately 70% of its customer service center and satellite locations and leased the balance of its retail locations from third parties. In addition, the Partnership owns and operates a 170 million gallon underground storage facility in Hattiesburg, Mississippi, a 22 million gallon refrigerated, above-ground storage facility in Elk Grove, California and a 60 million gallon underground storage cavern in Tirzah, South Carolina.

     The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 29, 2001, the Partnership has a fleet of 16 transport truck tractors, of which 13 are owned by the Partnership, and 253 railroad tank cars, the majority of which are leased by the Partnership. In addition, as of September 29, 2001 the Partnership utilizes 1,254 bobtail and rack trucks, of which 48% are owned by the Partnership, and 1,406 other delivery and service vehicles, of which 43% are owned by the Partnership. Vehicles that are not owned by the Partnership are leased. As of September 29, 2001, the Partnership owned 710,091 customer storage tanks with typical capacities of 100 to 500 gallons, 34,908 customer storage tanks with typical capacities of over 500 gallons and 46,301 portable cylinders with typical capacities of 5 to 10 gallons.


ITEM 3. LEGAL PROCEEDINGS

LITIGATION

     The Partnership's operations are subject to all operating hazards and risks normally incidental to handling, storing, and delivering combustible liquids such as propane. As a result, the Partnership has been, and will continue to be, a defendant in various legal proceedings and litigation arising in the ordinary course of business. The Partnership is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. The Partnership believes that the self-insured retentions and coverage it maintains are reasonable and prudent. Although any litigation is inherently uncertain, based on past experience, the information currently available to it, and the amount of its self-insurance reserves for known and unasserted self-insurance claims (which was approximately $25.7 million at September 29, 2001), the Partnership does not believe that these pending or threatened litigation matters, or known claims or known contingent claims, will have a material adverse effect on its results of operations or its financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended September 29, 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS

     The Common Units, representing limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange ("NYSE") under the symbol SPH. As of December 14, 2001, there were 951 Common Unitholders of record. The following table sets forth, for the periods indicated, the high and low sales prices per Common Unit, as reported on the NYSE, and the amount of cash distributions paid per Common Unit.

                            Common Unit Price Range       Cash Distribution Paid
                            -----------------------       ----------------------

                           High                 Low
                           ----                 ---
Fiscal 2000
-----------
First Quarter          $   20.63           $   16.50             $    0.5250
Second Quarter             20.00               16.44                  0.5250
Third Quarter              20.13               18.38                  0.5250
Fourth Quarter             22.06               19.56                  0.5375


Fiscal 2001
-----------
First Quarter          $   22.06           $   19.00             $    0.5375
Second Quarter             24.25               21.75                  0.5500
Third Quarter              27.85               23.40                  0.5500
Fourth Quarter             28.00               21.05                  0.5625


Fiscal 2002
-----------
First Quarter (through
December 14, 2001)     $   27.99           $   24.92                      -

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

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected consolidated historical financial data of the Partnership. The selected consolidated historical financial data is derived from the audited financial statements of the Partnership. The amounts in the table below, except per unit data, are in thousands.

                                                                             Year Ended
                                                    ------------------------------------------------------------
                                                    Sept 29,     Sept 30,     Sept 25,     Sept 26,     Sept 27,
                                                    2001 (b)     2000 (b)       1999         1998         1997
                                                    --------     --------     --------     --------     --------

Statement of Operations Data
Revenues .......................................   $ 923,554    $ 836,829    $ 619,778    $ 667,287    $ 771,131
Depreciation and amortization ..................      38,502       38,772       34,906       36,531       37,307
Restructuring charge ...........................        --           --           --           --          6,911
Recapitalization costs .........................        --           --         18,903         --           --
Gain on sale of assets .........................        --         10,328         --           --           --
Income before interest expense and income taxes.      91,475       79,560       53,272       68,814       47,763
Interest expense, net ..........................      37,590       40,794       30,765       30,614       33,979
Provision for income taxes .....................         375          234           68           35          190
Net income .....................................      53,510       38,532       22,439       38,165       13,594
Net income per unit (a) ........................        2.14         1.70         0.83         1.30         0.46
Cash distributions declared per unit ...........   $    2.20    $    2.11    $    2.03    $    2.00    $    2.00

Balance Sheet Data (end of period)
Current assets .................................   $ 124,339    $ 122,160    $  78,637    $ 132,781    $ 104,361
Total assets ...................................     723,006      771,116      659,220      729,565      745,634
Current liabilities ............................     162,103      131,461      103,006       91,550       96,701
Long-term borrowings ...........................     430,270      517,219      427,634      427,897      427,970
Other long-term liabilities ....................      71,684       60,607       60,194       62,318       79,724
Partners' capital - Common Unitholders .........     105,549       58,474       66,342      123,312      128,409
Partners' capital - General Partner ............   $   1,888    $   1,866    $   2,044    $  24,488    $  12,830

Statement of Cash Flows Data
Cash provided by/ (used in)
   Operating activities ........................   $ 101,838    $  59,467    $  81,758    $  70,073    $  58,848
   Investing activities ........................     (17,907)     (99,067)     (12,241)       2,900      (20,709)
   Financing activities ........................   $ (59,082)   $  42,853    $(120,944)   $ (32,490)   $ (37,734)

Other Data
EBITDA (c) .....................................   $ 129,977    $ 118,332    $  88,178    $ 105,345    $  85,070
Capital expenditures (d)
   Maintenance and growth ......................   $  23,218    $  21,250    $  11,033    $  12,617    $  24,888
   Acquisitions ................................   $    --      $  98,012    $   4,768    $   4,041    $   1,880
Retail propane gallons sold ....................     524,728      523,975      524,276      529,796      540,799


(a) Net income per unit is computed by dividing the limited partners' interest in net income by the number of weighted average units outstanding.

(b) Amounts as of and for the years ended September 29, 2001 and September 30, 2000 include amounts relating to the November 1999 acquisition of certain subsidiaries of SCANA Corporation, where applicable.

(c) EBITDA (earnings before interest, taxes, depreciation and amortization) is calculated as income before interest expense and income taxes plus depreciation and amortization. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with or superior to generally accepted accounting principles, but provides additional information for evaluating the Partnership's ability to pay the Minimum Quarterly Distribution. Because EBITDA excludes some, but not all, items that affect net income and this measure may vary among companies, the EBITDA data presented above may not be comparable to similarly titled measures of other companies.

(d) The Partnership's capital expenditures fall generally into three categories: (i) maintenance expenditures, which include expenditures for repair and replacement of property, plant and equipment, (ii) growth capital expenditures which include new propane tanks and other equipment to facilitate expansion of the Partnership's customer base and operating capacity; and (iii) acquisition capital expenditures, which include expenditures related to the acquisition of propane and other retail operations and a portion of the purchase price allocated to intangibles associated with such acquired businesses.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, RELATING TO THE PARTNERSHIP'S FUTURE BUSINESS EXPECTATIONS AND PREDICTIONS AND FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THESE FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS ("CAUTIONARY STATEMENTS"). THE RISKS AND UNCERTAINTIES AND THEIR IMPACT ON THE PARTNERSHIP'S OPERATIONS INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING RISKS:

o  THE IMPACT OF WEATHER CONDITIONS ON THE DEMAND FOR PROPANE;
o  FLUCTUATIONS IN THE UNIT COST OF PROPANE;
o THE ABILITY OF THE PARTNERSHIP TO COMPETE WITH OTHER SUPPLIERS OF PROPANE AND OTHER ENERGY SOURCES;
o  THE ABILITY OF THE PARTNERSHIP TO RETAIN CUSTOMERS;
o THE IMPACT OF ENERGY EFFICIENCY AND TECHNOLOGY ADVANCES ON THE DEMAND FOR PROPANE;
o  THE ABILITY OF MANAGEMENT TO CONTINUE TO CONTROL EXPENSES;
o  THE IMPACT OF REGULATORY DEVELOPMENTS ON THE PARTNERSHIP'S BUSINESS;
o  THE IMPACT OF LEGAL PROCEEDINGS ON THE PARTNERSHIP'S BUSINESS;
o THE PARTNERSHIP'S ABILITY TO IMPLEMENT ITS EXPANSION STRATEGY INTO NEW LINES OF BUSINESS AND TO INTEGRATE ACQUIRED BUSINESSES SUCCESSFULLY.

     ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE PARTNERSHIP OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH CAUTIONARY STATEMENTS.

PRODUCT COSTS

     The retail propane business is a "margin-based" business where the level of profitability is largely dependent on the difference between retail sales price and product cost. The unit cost of propane is subject to volatile changes as a result of product supply or other market conditions. Propane unit cost changes can occur rapidly over a short period of time and can impact retail margins. There is no assurance that the Partnership will be able to pass on product cost increases fully, particularly when product costs increase rapidly. During fiscal 2001 and 2000, the average cost of propane to the Partnership was substantially higher than in prior years. Through increases in retail sales prices, the Partnership was able to pass on product cost increases during fiscal 2001 and 2000.

SEASONALITY

     The retail propane distribution business is seasonal because of propane's primary use for heating in residential and commercial buildings. Historically, approximately two-thirds of the Partnership's retail propane volume is sold during the six month peak heating season of October through March. Consequently, sales and operating profits are concentrated in the Partnership's first and second fiscal quarters. Cash flows from operations, therefore, are greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season. To the extent necessary, the Partnership will reserve cash from the second and third quarters for distribution to Unitholders in the first and fourth fiscal quarters.

WEATHER

     Weather conditions have a significant impact on the demand for propane for both heating and agricultural purposes. Many customers of the Partnership rely heavily on propane as a heating fuel. Accordingly, the volume of propane sold is directly affected by the severity of the winter weather which can vary substantially from year to year.

RISK MANAGEMENT

     The Partnership engages in risk management activities to reduce the effect of price volatility on its product costs and to help ensure the availability of propane during periods of short supply. The Partnership is currently a party to propane futures contracts on the New York Mercantile Exchange and enters into forward and option agreements to purchase and sell propane at fixed prices in the future. These activities are monitored by management through enforcement of the Partnership's Commodity Trading Policy. Risk management transactions do not always result in increased product margins. See additional discussion in Item 7A of this Report.

SELECTED QUARTERLY FINANCIAL DATA

     Due to the seasonality of the retail propane business, first and second quarter revenues and earnings are consistently greater than the comparable third and fourth quarter results. The following presents the Partnership's selected quarterly financial data for the last two fiscal years (unaudited; in thousands, except per unit amounts).


                                   FIRST       SECOND      THIRD        FOURTH
                                  QUARTER     QUARTER     QUARTER      QUARTER     TOTAL YEAR
                                  -------     -------     -------      -------     ----------
Fiscal 2001
-----------
Revenues .....................   $ 294,083   $ 352,608   $ 143,304    $ 133,559    $ 923,554
Income/ (loss) before interest
   expense and income taxes ..      42,776      67,535      (5,542)     (13,294)      91,475
Net income/ (loss) ...........      32,717      57,176     (14,559)     (21,824)      53,510
Net income/ (loss) per unit ..        1.33        2.28       (0.58)       (0.87)        2.14
EBITDA (a) ...................   $  52,362   $  77,554   $   3,935    $  (3,874)   $ 129,977
Retail gallons sold ..........     163,900     185,068      90,129       85,631      524,728

Fiscal 2000
-----------
Revenues .....................   $ 200,462   $ 290,880   $ 153,959    $ 191,528    $ 836,829
Gain on sale of assets .......      10,328        --          --           --         10,328
Income/ (loss) before interest
   expense and income taxes ..      37,411      49,619        (385)      (7,085)      79,560
Net income/ (loss) ...........      27,991      39,305     (10,699)     (18,065)      38,532
Net income/ (loss) per unit ..        1.23        1.73       (0.47)       (0.79)        1.70
EBITDA (a) ...................   $  46,417   $  59,503   $   9,480    $   2,932    $ 118,332
Retail gallons sold ..........     140,516     191,865      96,483       95,111      523,975



(a) EBITDA (earnings before interest, taxes, depreciation and amortization) is calculated as income/(loss) before interest expense and income taxes plus depreciation and amortization. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with or superior to generally accepted accounting principles, but provides additional information for evaluating the Partnership's ability to pay the Minimum Quarterly Distribution. Because EBITDA excludes some, but not all, items that affect net income and this measure may vary among companies, the EBITDA data presented above may not be comparable to similarly titled measures of other companies.

RESULTS OF OPERATIONS

     Results for fiscal 2001 reflect 52 weeks of operations as compared to 53 weeks in fiscal 2000. Results for fiscal 2000 include a $10.3 million gain on sale of assets.

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000
---------------------------------------------

     REVENUES. Revenues increased $86.7 million or 10.4% to $923.6 million in fiscal 2001 compared to $836.8 million in fiscal 2000. Revenues from retail propane activities increased $143.9 million or 23.6% to $753.4 million in fiscal 2001 compared to $609.5 million in fiscal 2000. This increase is primarily attributable to higher product costs which resulted in higher retail sales prices.

     Retail gallons sold increased slightly to 524.7 million gallons in fiscal 2001 compared to 524.0 million gallons in fiscal 2000. This increase is attributable to colder weather offset by customer conservation efforts. Nationwide temperatures during fiscal 2001 were 2% colder than normal as compared to temperatures that were 11% warmer than normal during fiscal 2000, as reported by the National Oceanic and Atmospheric Administration ("NOAA").

     Revenues from wholesale and risk management activities decreased $58.2 million or 40.3% to $86.2 million in fiscal 2001 compared to $144.4 million in fiscal 2000. Although propane product cost was substantially higher in fiscal 2001 than in prior years, product cost began to decline in the second half of fiscal 2001. Accordingly, the Partnership reduced its risk management activities resulting in a decrease in revenues from the risk management sale of propane.

     Revenue from other sources, including sales of appliances, related parts and services, of $83.9 million in fiscal 2001 were comparable to fiscal 2000 revenues of $82.9 million.

     OPERATING EXPENSES. Operating expenses increased 11.9% or $26.7 million to $250.8 million in fiscal 2001 compared to $224.0 million in fiscal 2000. This increase is principally attributable to increased payroll and benefit costs, including increased incentive compensation accruals in line with higher earnings, higher provisions for doubtful accounts resulting from the increases in selling prices, higher insurance, increased vehicle fuel costs, the development of retail and service business initiatives and unrealized losses recorded under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), related to changes in fair values of the Partnership's derivatives.

     DEPRECIATION  AND  AMORTIZATION.   Depreciation  and  amortization  expense
remained consistent at $38.5 million in fiscal 2001 compared to $38.8 million in fiscal 2000.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $3.9 million or 13.6% to $32.5 million in fiscal 2001 compared to $28.6 million in fiscal 2000. This increase is primarily attributable to higher payroll and benefit costs, including incentive compensation accruals in line with higher earnings, increased costs for professional services and higher equipment leasing costs offset in part by gains realized on the sales of non-strategic assets and corporate investments.

     GAIN ON SALE OF ASSETS. Results for fiscal 2000 reflect a gain of $10.3 million associated with the sale of 23 customer service centers principally located in Georgia in December 1999. Total cash proceeds in connection with the sale amounted to approximately $19.4 million.

     INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA. Results for fiscal 2000 include a $10.3 million gain on the sale of assets. Excluding this one-time item, income before interest expense and income taxes increased 32.1% or $22.2 million to $91.5 million compared to $69.2 million in the prior period. EBITDA, excluding the one-time item, increased 20.3% or $22.0 million to $130.0 million compared to $108.0 million in the prior period. The increases in income before interest expense and income taxes and in EBITDA are primarily attributable to higher gross profit of $52.6 million reflecting higher retail margins, partially offset by increased operating and general and administrative expenses.

     EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution.

     INTEREST EXPENSE. Net interest expense decreased 7.9% or $3.2 million to $37.6 million compared to $40.8 million in the prior year. The decrease is primarily due to reductions in amounts outstanding under the Partnership's Revolving Credit Agreement and, to a lesser extent, lower interest rates.

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

     Temperatures during fiscal 2000 were 11% warmer than normal and 4% warmer than fiscal 1999, as reported by NOAA. Temperatures during October through March of the fiscal 2000 heating season were one of the warmest on record with temperatures being 13% warmer than normal and 4% warmer than the prior year period.

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

     OPERATING EXPENSES. Operating expenses increased 6.6% or $13.8 million to $224.0 million in fiscal 2000 compared to $210.2 million in fiscal 1999. This increase is principally attributable to increased payroll and benefit costs reflecting the acquisition of certain subsidiaries of SCANA Corporation (the "SCANA Acquisition"), continued expansion of retail and service business initiatives, an additional week of operations in fiscal 2000 and to a lesser extent, higher vehicle fuel costs.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 11.1% or $3.9 million to $38.8 million compared to $34.9 million in fiscal 1999. The increase is attributable to additional assets associated with the SCANA Acquisition.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $0.7 million or 2.5% to $28.6 million in fiscal 2000 compared to $29.4 million in the prior year. This decrease is primarily attributable to gains realized on the sale of non-strategic assets and lower expenses for professional services.

     GAINS ON SALE OF ASSETS. Results for fiscal 2000 reflect a gain of $10.3 million associated with the sale of 23 customer service centers principally located in Georgia in December 1999.

     RECAPITALIZATION COSTS. Results for fiscal 1999 reflect expenses of $18.9 million incurred in connection with the Partnership's recapitalization transactions. Approximately $7.6 million of the recapitalization costs represent amounts paid for financial advisory fees, proxy solicitation fees, legal, accounting and tax service fees and $1.0 million paid to Millennium Chemicals, Inc. ("Millennium"), the former general partner of the Partnership, to extend the scheduled closing date for the Recapitalization. The $7.6 million includes approximately $0.3 million of expenses paid to Millennium to purchase its interests. Approximately $11.3 million of the recapitalization costs reflect compensation expense recognized upon accelerated vesting of 673,165 issued and outstanding Restricted Units on the closing date of the Recapitalization pursuant to the change of control provisions of the Restricted Unit Plan. The Partnership also incurred approximately $1.8 million in fees and expenses to amend its Senior Note Agreement. Such amount has been deferred and is being amortized over the remaining term of the Senior Notes.

     INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA. Results for fiscal 2000 include a $10.3 million gain on the sale of assets. Results for fiscal 1999 include $18.9 million of recapitalization costs. Excluding these one-time items from both periods, income before interest expense and income taxes decreased 4.1% or $2.9 million to $69.2 million compared to $72.2 million in the prior period. EBITDA, excluding the one-time items from both periods, increased 0.9% or $0.9 million to $108.0 million compared to $107.1 million in the prior period.

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

LIQUIDITY AND CAPITAL RESOURCES

     Due to the seasonal nature of the propane business, cash flows from operating activities are greater during the winter and spring seasons, the Partnership's second and third fiscal quarters, as customers pay for propane purchased during the heating season. In fiscal 2001, net cash provided by operating activities increased $42.4 million to $101.8 million compared to $59.5 million in fiscal 2000. The increase is primarily due to improved working capital principally reflected in decreased accounts receivable, attributable to a decrease in sales during the fourth quarter of fiscal 2001 in comparison to the fourth quarter of fiscal 2000, decreased accounts payable, attributable to the decreased cost of propane during the fourth quarter of fiscal 2001, and higher net income of $22.2 million, after adjusting for non-cash items (depreciation, amortization and gains on disposal of assets) in both periods.

     Net cash used in investing activities was $17.9 million in fiscal 2001, reflecting $23.2 million in capital expenditures (including $6.5 million for maintenance expenditures and $16.7 million to support the growth of operations) offset by net proceeds of $5.3 million from the sale of property, plant and equipment. Net cash used in investing activities was $99.1 million in fiscal 2000, reflecting $21.3 million in capital expenditures (including $7.5 million for maintenance expenditures and $13.8 million to support the growth of operations) and $98.0 million of acquisition payments, including $97.0 million for the SCANA Acquisition, offset by net proceeds of $20.2 million from the sale of property, plant and equipment, including 23 customer service centers.

     Net cash used in financing activities for fiscal 2001 was $59.1 million, reflecting repayments under the Operating Partnership's Revolving Credit
Agreement, as amended and restated effective January 29, 2001 (the "Revolving Credit Agreement"), including a net repayment of $44.0 million borrowed under the SCANA Acquisition facility and a net repayment of $6.5 million borrowed under the net working capital facility, and $54.5 million in Partnership distributions, partly offset by net proceeds of $47.1 million from the public offering. Net cash provided by financing activities for fiscal 2000 was $42.9 million, reflecting $89.7 million in borrowings to fund the SCANA Acquisition and $3.8 million of net working capital borrowings under the Revolving Credit Agreement offset by $47.4 million in Partnership distributions and $3.1 million of expenses to amend the Revolving Credit Agreement. The increase of $7.1 million in Partnership distributions during fiscal 2001 is attributable to the increase in Common Units outstanding as a result of the public offering and the increases in the quarterly distribution amounts.

     In fiscal 2000, net cash provided by operating activities decreased $22.3 million to $59.5 million compared to $81.8 million in fiscal 1999. The decrease is primarily due to higher working capital requirements principally reflected in increased accounts receivable, inventory and accounts payable due to the increased cost of propane in fiscal 2000, coupled with lower net income of $9.7 million, after adjusting for non-cash items (depreciation, amortization, gains on disposal of assets and recapitalization costs) in both periods. The lower net income, after adjusting for non-cash items, primarily results from increased interest expense associated with borrowings to fund the SCANA Acquisition.

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

     Net cash used in financing activities for fiscal 1999 was $120.9 million, reflecting $69.0 million paid to the Former General Partner to redeem all outstanding Subordinated Units and Additional Partnership Units ("APUs"), $9.4 million of recapitalization costs, $2.1 million of net working capital borrowings under the Partnership's Bank Credit Facilities and $44.6 million in Partnership distributions.

     In March 1996, the Operating Partnership issued $425.0 million aggregate principal amount of Senior Notes with an interest rate of 7.54%. The Senior Notes mature June 30, 2011. The Senior Note Agreement requires that the principal be paid in equal annual payments of $42.5 million starting July 1, 2002.

     Effective January 29, 2001, the Partnership amended its existing Revolving Credit Agreement, reducing the acquisition facility from $100.0 million to $50.0 million and extending the term to May 31, 2003. In addition, the covenant to maintain a minimum net worth was eliminated and the maximum ratio of consolidated total indebtedness to EBITDA (as defined in the amendment) was reduced from 5.10 to 1 to 5.00 to 1 from April 1, 2001 through May 31, 2003. The Partnership's working capital facility was retained at $75.0 million. Borrowings under the Revolving Credit Agreement bear interest at a rate based upon either LIBOR plus a margin, First Union National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .375% to .50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of September 29, 2001, borrowings under the acquisition facility, representing amounts outstanding to fund the SCANA Acquisition, totaled $46.0 million, no amounts were outstanding under the working capital facility, and the annual fee was .375%.

     The Senior Note Agreement and Revolving Credit Agreement contain various restrictive and affirmative covenants applicable to the Operating Partnership, including (a) maintenance of certain financial tests, (b) restrictions on the incurrence of additional indebtedness, and (c) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Operating Partnership was in compliance with all covenants and terms of the Senior Note Agreement and the Revolving Credit Agreement as of September 29, 2001.

     Under the terms of the Senior Note Agreement, the first annual principal installment of $42.5 million is due on July 1, 2002. The Partnership intends to refinance this amount and has initiated discussions with various third parties to reach a refinancing agreement with favorable terms to the Partnership. Alternatively, the Partnership currently expects that it will generate sufficient funds from operations or have available adequate borrowing capacity under the working capital facility of the Revolving Credit Agreement to make the principal payment.

     The Partnership will make distributions in an amount equal to all of its Available Cash approximately 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. During fiscal 2001, the Partnership made distributions to its Common Unitholders of $.5375 per Common Unit for the first quarter, $.55 per Common Unit for the second and third quarters and $.5625 per Common Unit for the fourth quarter. Distributions consisted of the $.50 Minimum Quarterly Distribution per Common Unit and an additional distribution per Common Unit of $.0375 for the first quarter, $.05 for the second and third quarters and $.0625 for the fourth quarter. The increase in the distributions to $.5625 per Common Unit for the fourth quarter, which is in excess of the target distribution of $.55 per Common Unit (the "Target Distribution"), resulted in the operation of the Incentive Distribution Rights ("IDRs"). The IDRs represent an incentive for the General Partner (which is owned by the management of the Partnership) to increase the distributions to Common Unitholders in excess of the Target Distribution. With regard to the first $.55 of the Common Unit distribution paid in the fourth quarter, 98.11% of the Available Cash (as defined in the Amended and Restated Partnership Agreement) was distributed to the Common Unitholders and 1.89% was distributed to the General Partner. With regard to the balance of $.0125 of the Common Unit distribution paid in the fourth quarter, 85% of the Available Cash was distributed to the Common Unitholders and 15% was distributed to the General Partner.

     The Partnership's anticipated cash requirements for fiscal 2002 include maintenance and growth capital expenditures of approximately $19.0 million for the repair and replacement of property, plant and equipment and approximately $34.0 million of interest payments on the Senior Notes and the Revolving Credit Agreement. In addition, assuming distributions remain at the current level, the Partnership will be required to pay approximately $56.7 million in distributions to its Common Unitholders and its General Partner during fiscal 2002.

     Based on the Partnership's current estimates of its cash position, availability under the Revolving Credit Agreement and expected cash from operating activities, the Partnership expects to have sufficient funds to meet the above obligations for fiscal 2002, as well as all of its current obligations and working capital needs during fiscal 2002.

OTHER COMPREHENSIVE INCOME

     During fiscal 2001, the actuarially determined prepaid benefit cost for the Partnership's noncontributory defined benefit pension plan as of September 30, 2000 decreased, resulting in an accrued benefit liability as of September 29, 2001. This change is attributable to a decrease of $34,764 in the actual return on plan assets for fiscal 2001 as compared to fiscal 2000 as a result of the significant decline in capital markets, and the use of more conservative valuation assumptions reflecting the current interest rate environment. The adjustment for the minimum pension liability in the amount of $47,277 is offset by a reduction to accumulated other comprehensive (loss)/income, a component of partners' capital.

PUBLIC OFFERING

     On October 17, 2000, the Partnership sold 2.175 million Common Units in a public offering at a price of $21.125 per unit realizing proceeds of $43.5 million, net of underwriting commissions and other offering expenses. On November 14, 2000, following the underwriter's partial exercise of its over-allotment option, the Partnership sold an additional 177,700 Common Units at the same price, generating additional net proceeds of $3.6 million. The aggregate net proceeds of $47.1 million were applied to reduce the Partnership's outstanding Revolving Credit Agreement borrowings. These transactions increased the total number of Common Units outstanding to 24.632 million.

     As a result of the public offering, the combined general partner interest in the Partnership was reduced from 2% to 1.89% while the Common Unitholder interest in the Partnership increased from 98% to 98.11%.

THE RECAPITALIZATION

     From March 5, 1996 through May 26, 1999, Suburban Propane GP, Inc. (the "Former General Partner"), a wholly-owned indirect subsidiary of Millennium, served as the general partner of the Partnership and Operating Partnership owning a 1% general partner interest in the Partnership and a 1.0101% general partner interest in the Operating Partnership. Millennium became a publicly traded company upon Hanson PLC's spin-off of its chemical business, including its interests in the Partnership, in October 1996. In addition, the Former General Partner owned a 24.4% limited partner interest and a special limited partner interest in the Partnership. The limited partner interest was evidenced by 7,163,750 Subordinated Units and the special limited partner interest was evidenced by 220,000 APUs.

     On May 26, 1999, after receiving Unitholder approval, the Partnership completed a recapitalization (the "Recapitalization"), pursuant to which the Partnership simplified its capital structure by, among other things, redeeming all 7,163,750 outstanding Subordinated Units and all 220,000 outstanding APUs, all of which were owned by the Former General Partner, for a total price of $69.0 million in cash. In connection with the Recapitalization, the Partnership's Distribution Support Agreement with the Former General Partner was terminated and replaced with a $21.6 million liquidity arrangement (which was in effect until March 31, 2001) provided by the Partnership under the Operating Partnership's Amended and Restated Credit Agreement. The quarterly distribution was increased and the size of the Board of Supervisors was reduced from seven to five members, with the three supervisors elected by holders of Common Units representing a majority of the Board.

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

ADOPTION OF NEW ACCOUNTING STANDARD

     Effective with the first quarter of fiscal 2001, the Partnership adopted SFAS 133, as amended by Statement of Financial Accounting Standards ("SFAS") No. 137 and SFAS No. 138. SFAS 133 requires entities to record derivatives as assets or liabilities on the balance sheet based on their fair value with any subsequent changes in the fair values of contracts recorded in income, unless the contracts qualify as hedges. Certain contracts qualifying for hedge accounting would have changes in fair values reported as a component of comprehensive income (equity). Based on the criteria set forth in SFAS 133, management determined that the Partnership's derivative contracts do not qualify for hedge accounting and, commencing with the adoption of SFAS 133, its derivatives are marked-to-market through income. The fair market value of the Partnership's derivative portfolio on the date of adoption of SFAS 133 did not reflect any unrealized net gain or loss and accordingly, no cumulative effect of this change in accounting is reflected in the accompanying consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the provisions of SFAS 141, all business combinations initiated after June 30, 2001 are required to be accounted for under the purchase method of accounting. Under the provisions of SFAS 142, goodwill will no longer be amortized but will be subject to a transitional impairment review and to annual impairment reviews in accordance with the SFAS. SFAS 142 is effective for fiscal years beginning after December 15, 2001, but early adoption is permitted for companies with a fiscal year beginning after March 15, 2001. The Partnership has elected to early adopt SFAS 142 effective for the first quarter of fiscal 2002. The Partnership estimates that adoption of the standard will result in a decrease in goodwill amortization expense for fiscal 2002 of $7.4 million. In addition, the Partnership believes that the required transitional impairment review will not have a material impact on its consolidated financial position or consolidated results of operations.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Accretion expense and depreciation expense related to the liability and capitalized asset retirement costs, respectively, would be recorded in subsequent periods. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Partnership is currently in the process of evaluating the impact SFAS 143 will have on the consolidated financial position, results of operations and cash flows of the Partnership.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 applies to all long-lived assets, including discontinued operations, and provides guidance on the measurement and recognition of impairment charges for assets to be held and used, assets to be abandoned and assets to be disposed of by sale. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 is effective for fiscal years beginning after December 15, 2001. The provisions of this standard are to be applied prospectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 29, 2001, the Partnership was party to propane forward and option contracts with various third parties and futures traded on the New York Mercantile Exchange ("NYMEX"). Forward and future contracts provide that the Partnership sell or acquire propane at a fixed price at fixed future dates. An option contract allows, but does not require its holder to buy or sell propane at a specified price during a specified time period; the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of propane to the respective party or are settled by the payment of a net amount equal to the difference between the then current price of propane and the fixed contract price. The contracts are entered into in anticipation of market movements and to manage and hedge exposure to fluctuating propane prices as well as to help ensure the availability of propane during periods of high demand.

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

SENSITIVITY ANALYSIS

     In an effort to estimate the Partnership's exposure to unfavorable market price changes in propane related to its open inventory positions, the Partnership developed a model which incorporated the following data and assumptions:

A. The actual fixed price contract settlement amounts were utilized for each of the future periods.
B. The estimated future market prices were derived from the NYMEX for traded propane futures for each of the future periods as of September 29, 2001.
C. The market prices determined in B above were adjusted adversely by a hypothetical 10% change in the future periods and compared to the fixed contract settlement amounts in A above to project the additional loss in earnings which would be recognized for the respective scenario.

     Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for each of the future months for which a future, forward and/or option contract exists indicate potential losses in future earnings of $1.5 million and $1.0 million, as of September 29, 2001 and September 30, 2000, respectively.

     The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

     As of September 29, 2001, the Partnership's open position portfolio reflected a net long position (purchase) aggregating $8.9 million.

     As of November 30, 2001, the posted price of propane at Mont Belvieu, Texas (a major storage point) was 29 cents per gallon as compared to 40 cents per gallon at September 29, 2001, representing a 28% decline. This decline is attributable to factors including warmer weather patterns, high national propane inventory levels and decreases in the market price of crude oil.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Partnership's Consolidated Financial Statements and the Report of Independent Accountants thereon and the Supplemental Financial Information listed on the accompanying Index to Financial Statement Schedule are included herein. See Item 7 for Selected Quarterly Financial Data.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

BOARD OF SUPERVISORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The following table sets forth certain information with respect to the members of the Board of Supervisors and executive officers of the Partnership as of December 15, 2001. Officers are elected for one-year terms and Supervisors are elected or appointed for three-year terms.

                                            Position With the
     Name                  Age              Partnership
------------------------   ---    ----------------------------------------

Mark A. Alexander.......    43    President and Chief Executive Officer; Member
                                  of the Board of Supervisors (Appointed
                                  Supervisor)
Michael J. Dunn, Jr.....    52    Senior Vice President - Member of the Board of
                                  Supervisors (Appointed Supervisor)
David R. Eastin.........    43    Senior Vice President and Chief Operating
                                  Officer
Michael M. Keating......    48    Vice President - Human Resources and
                                  Administration
Jeffrey S. Jolly........    49    Vice President and Chief Information Officer
Robert M. Plante........    53    Vice President - Finance and Treasurer
Janice G. Meola.........    35    General Counsel and Secretary
John Hoyt Stookey.......    71    Member of the Board of Supervisors
                                  (Chairman and Elected Supervisor)
Harold R. Logan, Jr.....    57    Member of the Board of Supervisors
                                  (Elected Supervisor)
Dudley C. Mecum.........    66    Member of the Board of Supervisors
                                  (Elected Supervisor)
Mark J. Anton...........    75    Supervisor Emeritus

     Mr. Alexander serves as President and Chief Executive Officer of the Partnership and as an Appointed Supervisor of the Board of Supervisors. Prior to October 1, 1996, he served as Executive Vice Chairman and Chief Executive Officer of the Partnership. Mr. Alexander was Senior Vice President - Corporate Development of Hanson Industries (Hanson's management division in the United States) from 1995 until March 4, 1996, where he was responsible for mergers and acquisitions, real estate and divestitures, and was Vice President of Acquisitions from 1989 to 1995. He was an Associate Director of Hanson from 1993 and a Director of Hanson Industries from June 1995 until March 4, 1996. Mr. Alexander also has served as the Chairman of the Board of Managers of Suburban Energy Services Group LLC since May 1999. He is also Treasurer of the National Propane Gas Association and a member of its Executive Committee. He is Chairman of the Research and Development Advisory Committee of the Propane Education and Research Council.

     Mr. Dunn serves as Senior Vice President of the Partnership and as an Appointed Supervisor of the Board of Supervisors. Mr. Dunn was Vice President - Procurement and Logistics of the Partnership from March 1997 until June 1998. Prior to joining the Partnership, Mr. Dunn was Vice President of Commodity Trading for Goldman Sachs & Company, New York, NY since 1981. Mr. Dunn also has served on the Board of Managers of Suburban Energy Services Group LLC since May 1999.

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

     Mr. Keating serves as Vice President - Human Resources and Administration of the Partnership. Mr. Keating was Director of Human Resources at Hanson Industries from 1993 to July 1996 and was Director of Human Resources and Corporate Personnel at Quantum Chemical Corporation from 1989 to 1993.

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

     Mr. Plante serves as Vice President - Finance and Treasurer of the Partnership. He has served as Vice President since October 1999 and as Treasurer since March 1996. Mr. Plante was Director of Financial Services from 1993 to 1996 and held various other management positions with the organization since 1977.

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

     Mr. Stookey has served as an Elected Supervisor and Chairman of the Board of Supervisors of the Partnership since March 5, 1996. He served as the non-executive Chairman and a director of Quantum from the time it was acquired by Hanson on September 30, 1993 to October 31, 1995. From 1986 to September 30, 1993, he was the Chairman, President and Chief Executive Officer of Quantum. Mr. Stookey is also a director of United States Trust Company of New York and Graphic Packaging, Inc.

     Mr. Logan has served as an Elected Supervisor of the Partnership since March 5, 1996. Mr. Logan has served as Executive Vice President -- Finance, Treasurer and a Director of TransMontaigne Inc. since 1995. TransMontaigne Inc. provides logistical services, i.e., pipeline, terminaling and marketing to producers and end users of refined petroleum products. He served as Senior Vice President of Finance and a director of Associated Natural Gas Corporation, an independent gatherer and marketer of natural gas, natural gas liquids and crude oil, which in 1994 was acquired by Panhandle Eastern Corporation, from 1987 until 1995. Mr. Logan is also a director of Union Bankshares Ltd. and Graphic Packaging, Inc.

     Mr. Mecum has served as an Elected Supervisor since June 1996. Mr. Mecum has been a managing director of Capricorn Holdings, LLC (a sponsor of and investor in leveraged buyouts) since June 1997. Mr. Mecum was a partner of G.L. Ohrstrom & Co. (a sponsor of and investor in leveraged buyouts) from 1989 to June 1996. Mr. Mecum is also a director of Lyondell Chemical Co., Dyncorp., CitiGroup, Inc., CCC Information Systems Inc. and Mrs. Fields Holding Company, Inc.

     Mr. Anton has served as Supervisor Emeritus of the Board of Supervisors of the Partnership since January 1999. He is a former President, Chief Executive Officer and Chairman of the Board of Directors of Suburban Propane Gas Corporation and a former Executive Vice President of Quantum Chemical Corporation.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Partnership's directors and executive officers to file initial reports of ownership and reports of changes in ownership of the Company's Common Units with the Securities and Exchange Commission. Directors, executive officers and ten percent Unitholders are required to furnish the Partnership with copies of all Section 16(a) forms that they file. Based on a review of these filings, the Partnership believes that all such filings were made timely during fiscal 2001.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth a summary of all compensation awarded or paid to or earned by the chief executive officer and the four other most highly compensated executive officers of the Partnership for services rendered to the Partnership during each of the last three fiscal years.


                                                   Annual Compensation                            Long-Term Compensation
                                       ---------------------------------------------     -------------------------------------------
                                                                         Other                                         All
                                                                         Annual                    Restricted         Other
Name and Principal Position            Year  Salary ($)  Bonus(1)($)  Compensation($)    ($)   Units (2),(3)(#)  Compensation (4)($)
---------------------------            ----  ----------  -----------  ---------------    ---   ----------------  -------------------
Mark A. Alexander ...................  2001     450,000      450,000            --        --               --                160,545
President and Chief Executive Officer  2000     400,000      304,000            --        --               --                128,548
                                       1999     400,000      400,000            --        --               --                 95,000

Michael J. Dunn, Jr .................  2001     260,000      221,000            --        --               --                 84,168
Sr. Vice President ..................  2000     235,000      151,810            --        --               --                 67,324
                                       1999     225,000      191,250            --        --               --                 48,024

David R. Eastin .....................  2001     240,000      204,000            --        --               --                 78,888
Chief Operating Officer .............  2000     190,000      108,300            --        --               --                 47,093
                                       1999      67,307       47,396            --   389,020           19,512                 16,420

Jeffrey S. Jolly ....................  2001     170,000       85,000            --        --               --                 42,408
Vice President and Chief Information   2000     150,000       57,000            --        --               --                 58,274
Officer .............................  1999     145,000       72,500            --    96,000            5,366                 20,213

Michael M. Keating ..................  2001     167,500       83,750            --        --               --                 41,935
Vice President, Human Resources and .  2000     145,000       55,100            --        --               --                 34,098
Administration ......................  1999     140,000       70,000            --        --               --                 19,837


(1)  Bonuses are reported for the year earned, regardless of the year paid.
(2) The aggregate dollar value of Restricted Units was computed by multiplying the number of Restricted Units granted by the closing market price on the date of grant. These Restricted Units would have vested automatically upon the Recapitalization under a "change of control" provision contained in the Partnership's 1996 Restricted Unit Plan. Each executive officer, however, agreed to surrender all of his Restricted Units, prior to their vesting upon the Recapitalization, in exchange for an equal number of units. These units were deposited into the Partnership's Benefits Protection Trust (the "Benefits Protection Trust"), and are being held in such trust and will be distributed to each executive in accordance with the terms of the compensation deferral plan of the Partnership and Suburban Propane, L.P., a subsidiary of the Partnership through which the Partnership operates (the "Operating Partnership"), described below (the "Deferral Plan"). The number of units held in the Benefits Protection Trust at September 29, 2001, and the aggregate value thereof (calculated at a per unit price of $25.04, the closing price of a Common Unit on September 28, 2001, as reported on the New York Stock Exchange) were 243,902 ($6,107,306) for Mr. Alexander, 48,780 ($1,221,451) for Mr. Dunn, 19,512 ($488,580) for Mr. Jolly and
     29,268 ($732,870) for Mr. Keating. Quarterly distributions associated with the units held in the Benefits Protection Trust will be deposited into the trust and deferred by each executive until the date the General Partner's $6.0 million loan from Mellon Bank ("Mellon") used to finance the acquisition of the Partnership's general partnership interests from the former general partner (the "GP Loan") is repaid in full, or the seventh anniversary of the closing of the Recapitalization, whichever date the executive has chosen, but subject to the earlier distribution and forfeiture provisions of the Deferral Plan.
(3) Mr.Eastin was granted 19,512 Special Common Units pursuant to the Deferral Plan. The aggregate dollar value of these Special Common Units was computed by multiplying the number of Special Common Units granted by the closing market price on the date of grant. Mr. Eastin's right to receive these Special Common Units is subject to forfeiture should his employment with the Partnership terminate. The forfeiture schedule provides that his right to (a) 100% of the Special Common Units shall be forfeited if his employment terminates before May 26, 2002, (b) 75% of the Special Common Units shall be forfeited if his employment terminates after May 26, 2002 but before May 26, 2003, and (c) 50% of the Special Common Units shall be forfeited if his employment terminates after May 26, 2003 but before May 26, 2004. The forfeiture provisions lapse as to 100% of these Special Common Units on the earlier of May 26, 2004 and the repayment of the GP Loan. These Special Common Units, valued at $488,580 on September 28, 2001, are held in the Benefits Protection Trust and are subject to the same terms and conditions that are described in footnote 2.
(4) For Mr. Alexander, this amount includes the following: $5,250 under the Retirement Savings and Investment Plan; $1,356 in administrative fees under the Cash Balance Pension Plan; $135,000 awarded under the 1996 Long-Term Incentive Program; and $18,939 for miscellaneous insurance. For Mr. Dunn, this amount includes the following: $5,250 under the Retirement Savings and Investment Plan; $1,356 in administrative fees under the Cash Balance Pension Plan; $66,300 awarded under the 1996 Long-Term Incentive Program; and $11,262 for miscellaneous insurance. For Mr. Eastin, this amount includes the following: $5,250 under the Retirement Savings and Investment Plan; $1,356 in administrative fees under the Cash Balance Pension Plan; $61,200 awarded under the 1996 Long-Term Incentive Program; and $11,082 for miscellaneous insurance. For Mr. Jolly, this amount includes the following:
     $5,100 under the Retirement Savings and Investment Plan; $1,356 in administrative fees under the Cash Balance Pension Plan; $25,500 awarded under the 1996 Long-Term Incentive Program; and $10,452 for miscellaneous insurance. For Mr. Keating, this amount includes the following: $5,025 under the Retirement Savings and Investment Plan; $1,356 in administrative fees under the Cash Balance Pension Plan; $25,125 awarded under the 1996 Long-Term Incentive Program; and $10,429 for miscellaneous insurance.

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

RETIREMENT BENEFITS

     The following table sets forth the annual benefits upon retirement at age 65 in 2001, without regard to statutory maximums, for various combinations of final average earnings and lengths of service which may be payable to Messrs.

Alexander, Dunn, Eastin, Jolly, and Keating under the Pension Plan for Eligible Employees of the Operating Partnership and its Subsidiaries and/or the Suburban Propane Company Supplemental Executive Retirement Plan. Each such plan has been assumed by the Partnership and each such person will be credited for service earned under such plan to date. Messrs. Alexander, Dunn, and Eastin have 5 years, 4 years and 2 years, respectively, under both plans. For vesting purposes, however, Mr. Alexander has 17 years combined service with the Partnership and his prior service with Hanson Industries. Messrs. Jolly and Keating have 4 years and 16 years, respectively, under the Pension Plan. They are currently limited to IRS statutory maximums for defined benefit plans.

                                  Pension Plan
       Annual Benefit for Years of Credited Service Shown (1),(2),(3),(4)
Average
Earnings      5 Yrs.   10 Yrs.   15 Yrs.   20 Yrs.   25 Yrs.   30 Yrs.   35 Yrs.
--------      ------   -------   -------   -------   -------   -------   -------
$100,000       7,936    15,872    23,808    31,744    39,680    47,616    55,552
$200,000      16,686    33,372    50,058    66,744    83,430   100,116   116,802
$300,000      25,436    50,872    76,308   101,744   127,180   152,616   178,052
$400,000      34,186    68,372   102,558   136,744   170,930   205,116   239,302
$500,000      42,936    85,972   128,808   171,744   214,680   257,616   300,552

(1)  The Plans' definition of earnings consists of base pay only.
(2) Annual Benefits are computed on the basis of straight life annuity amounts. The pension benefit is calculated as the sum of (a) plus (b) multiplied by
     (c) where (a) is that portion of final average earnings up to 125% of social security Covered Compensation times 1.4% and (b) is that portion of final average earnings in excess of 125% of social security Covered Compensation times 1.75% and (c) is credited service up to a maximum of 35 years.
(3) Effective January 1, 1998, the Plan was amended to a cash balance benefit formula for current and future Plan participants. Initial account balances were established based upon the actuarial equivalent value of the accrued December 31, 1997 Prior Plan benefit. Annual interest credits and pay-based credits will be credited to this account. The 2001 pay-based credits for Messrs. Alexander, Dunn, Eastin, Jolly, and Keating are 3.0%, 1.5%, 1.5%, 1.5%, and 3.0% respectively. Participants as of December 31, 1997 will receive the greater of the cash balance benefit and the prior plan benefit through the year 2002. It should also be noted that the Plan was amended effective January 1, 2000. Under this amendment, individuals who are hired or rehired on or after January 1, 2000 will not be eligible to participate in the Plan.
(4) In addition, a supplemental cash balance account was established equal to the value of certain benefits related to retiree medical and vacation benefits. An initial account value was determined for those active employees who were eligible for retiree medical coverage as of April 1, 1998 equal to $415 multiplied by years of benefit service (maximum of 35 years). Future pay-based credits and interest are credited to this account. The 2001 pay-based credits for Messrs. Alexander, Dunn, Eastin, Jolly, and Keating are 2.0%, 0.0%, 0.0%, 0.0% and 2.0% respectively. This account is payable in addition to the "grandfathered benefit calculations."

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     The Partnership has adopted a non-qualified, unfunded supplemental retirement plan known as the Supplemental Executive Retirement Plan (the "Plan"). The purpose of the Plan is to provide certain executive officers with a level of retirement income from the Partnership, without regard to statutory maximums. Effective January 1, 1998, the Pension Plan for Eligible Employees of Suburban Propane, L.P. (the "Qualified Plan") was amended and restated as a cash balance plan. In light of the conversion of the Qualified Plan to a cash balance formula, the Plan has been amended and restated effective January 1, 1998. The annual amount of the Normal Retirement Benefit payable under the Plan shall be determined as follows: (a) For Annuity Starting Dates or other determination dates on or after January 1, 1998 and prior to January 1, 2003, a Participant's Normal Retirement Benefit shall be equal to the excess of: (i) (A) the greater of a Participant's Pension benefit (determined using Average Final Compensation as defined in footnote 2 of the Retirement Benefits Section) or the accrued benefit based on the Basic Account (determined using Compensation and Excess Compensation as defined in the Plan), plus (B) the accrued benefit based on the Supplemental Account, if any (determined using Compensation and Excess Compensation as defined in the Plan); over (ii) the Participant's Pension Offset. (b) For Annuity Starting Dates or other determination dates on or after January 1, 2003, a Participant's Normal Retirement Benefit shall be equal to the excess of: (i)(A) the greater of a Participant's Pension benefit determined as of January 1, 2003 (based on Compensation, Benefit Service, and all other relevant factors as of January 1, 2003) or the accrued benefit based on the Basic Account (determined using Compensation and Excess Compensation as defined in the Plan), plus (B) the accrued benefit based on the Supplemental Account, if any (determined using Compensation and Excess Compensation as defined in the Plan); over (ii) the Participant's Pension Offset. Messrs. Alexander, Dunn, and Eastin currently participate in this Plan. The Plan was amended as of April 14, 1999 to provide that a sale or transfer of the General Partner of the Partnership would not constitute a "change of control" under the Plan entitling its participants to lump sum payments.

LONG-TERM INCENTIVE PLAN

     The Partnership has adopted a non-qualified, unfunded long-term incentive plan for officers and key employees, effective October 1, 1997. Awards are based on a percentage of base pay and are subject to the achievement of certain performance contingencies, including the Partnership's ability to earn sufficient funds and make cash distributions on its Common Units with respect to each fiscal year. Awards vest over time with one-third vesting at the beginning of years three, four, and five from the award date.


Long-Term Incentive Plan awards earned in fiscal 2001 were as follows:

                                   Performance or
                                    Other Period
                        Award     Until Maturation     Potential Awards Under Plan
Name                   FY 2001       or Payout       Threshold    Target    Maximum
----                   --------   ----------------   ---------   --------   --------

Mark A. Alexander ..   $135,000      3-5 Years        $      0   $135,000   $135,000
Michael J. Dunn, Jr.     66,300      3-5 Years               0     66,300     66,300
David R. Eastin ....     61,200      3-5 Years               0     61,200     61,200
Jeffrey S. Jolly ...     25,500      3-5 Years               0     25,500     25,500
Michael M. Keating .     25,125      3-5 Years               0     25,125     25,125


EMPLOYMENT AGREEMENT

     The Partnership entered into an employment agreement (the "Employment Agreement") with Mr. Alexander, which became effective March 5, 1996 and was amended October 23, 1997 and April 14, 1999.

     Mr. Alexander's Employment Agreement had an initial term of three years, and automatically renews for successive one-year periods, unless earlier terminated by the Partnership or by Mr. Alexander or otherwise terminated in accordance with the Employment Agreement. The Employment Agreement for Mr. Alexander provides for an annual base salary of $450,000 as of September 29, 2001 and provides for Mr. Alexander to earn a bonus up to 100% of annual base salary (the "Maximum Annual Bonus") for services rendered based upon certain performance criteria. The Employment Agreement also provides for the opportunity to participate in benefit plans made available to other senior executives and senior managers of the Partnership. The Partnership also provides Mr. Alexander with term life insurance with a face amount equal to three times his annual base salary. If a "change of control" (as defined in the Employment Agreement) of the

Partnership occurs and within six months prior thereto or at any time subsequent to such change of control the Partnership terminates the Executive's employment without "cause" or the Executive resigns with "good reason" or the Executive terminates his employment during the six month period commencing on the six month anniversary and ending on the twelve month anniversary of a "change of control", then Mr. Alexander will be entitled to (i) a lump sum severance payment equal to three times the sum of his annual base salary in effect as of the date of termination and the Maximum Annual Bonus, and (ii) medical benefits for three years from the date of such termination. The Employment Agreement provides that if any payment received by Mr. Alexander is subject to the 20% federal excise tax under Section 4999 of the Internal Revenue Code, the payment will be grossed up to permit Mr. Alexander to retain a net amount on an after-tax basis equal to what he would have received had the excise tax not been payable.

     Mr. Alexander has also agreed that a sale or transfer of the General Partner after the Recapitalization would not constitute a change of control under his Employment Agreement. Mr. Alexander also participates in the SERP, which provides retirement income which could not be provided under the Partnership's qualified plans by reason of limitations contained in the Internal Revenue Code.

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

COMPENSATION OF SUPERVISORS

     Mr. Stookey, who is the Chairman of the Board of Supervisors, receives annual compensation of $75,000 for his services to the Partnership. Mr. Logan and Mr. Mecum, the other two Elected Supervisors, receive $50,000 per year and Mr. Mark J. Anton, who serves as Supervisor Emeritus, receives $15,000 per year. All Elected Supervisors and the Supervisor Emeritus receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Supervisors. The Partnership does not expect to pay any additional remuneration to its employees (or employees of any of its affiliates) or employees of the General Partner or any of its affiliates for serving as members of the Board of Supervisors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of December 14, 2001 regarding the beneficial ownership of Common Units and Incentive Distribution Rights by each member of the Board of Supervisors, each executive officer named in the Summary Compensation table, all members of the Board of Supervisors and executive officers as a group and each person or group known by the Partnership (based upon filings under Section 13(d) or (g) under The Securities Exchange Act of 1934) to own beneficially more than 5% thereof. Except as set forth in the notes to the table, the business address of each person in the table is c/o the Partnership, 240 Route 10 West, Whippany, New Jersey 07981-0206 and each individual or entity has sole voting and investment power over the Units reported.

Suburban Propane, L.P.
----------------------
                                                 Amount and Nature of   Percent
Title of Class  Name of Beneficial Owner         Beneficial Ownership   of Class
--------------  ------------------------         --------------------   --------
Common Units    Mark A. Alexander (a)                      30,000            *
                Michael J. Dunn, Jr. (a)                        0            -
                David R. Eastin (a)                             0            -
                Jeffrey S. Jolly (a)                            0            -
                Michael M. Keating (a)                          0            -
                John Hoyt Stookey                          11,519            *
                Harold R. Logan, Jr.                       17,134            *
                Dudley C. Mecum                             5,634            *
                Mark J. Anton (b)                           4,600            *
                All Members of the Board
                of Supervisors and Executive
                Officers as a Group (13 persons)           69,337            *

                Goldman, Sachs & Co. (c)                2,453,006          10%
                85 Broad Street                      Common Units
                New York, NY   10004

Incentive
Distribution    Suburban Energy Services
Rights          Group LLC (a)                                 N/A          N/A

*    Less than 1%.
(a) Excludes the following numbers of Common Units held in the Benefits Protection Trust; Mr. Alexander: 243,902; Mr. Dunn: 48,780; Mr. Eastin:
     19,512; Mr. Keating: 29,268 and Mr. Jolly: 19,512. The above individuals have no voting or investment power over these Common Units. Suburban Energy Services Group LLC is the General Partner. The business address of Suburban Energy Services Group LLC is 240 Route 10 West, Whippany, New Jersey 07981.
(b) Mr. Anton shares voting and investment power over 3,600 Common Units with his wife and over 1,000 Common Units with Lizmar Partners, L.P., a family owned limited partnership of which he is its general partner.
(c) Holder reports having shared voting power with respect to all of the Common Units and shared dispositive power with respect to all of the Common Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     2.   Financial Statement Schedule

          See  "Index to Financial Statement Schedule" set forth on page S-1.

     3.   Exhibits

          See  "Index to Exhibits" set forth on page E-1.

(b) The Partnership filed a Form 8-K on January 19, 2001, July 13, 2001 and October 19, 2001, each incorporating a press release announcing the Partnership's Quarterly Earnings Conference Call.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Suburban Propane Partners, L.P.


                                          By:  /s/ MARK A. ALEXANDER
                                             -----------------------------------
                                              Mark A. Alexander
                                              President, Chief Executive Officer
                                              and Appointed Supervisor


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature               Title                            Date
      ---------               -----                            ----


/s/ MICHAEL J. DUNN, JR.      Appointed Supervisor             December 19, 2001
------------------------
    (Michael J. Dunn, Jr.)

/s/ JOHN HOYT STOOKEY         Chairman and Elected Supervisor  December 19, 2001
---------------------
    (John Hoyt Stookey)

/s/ HAROLD R. LOGAN, JR.      Elected Supervisor               December 19, 2001
------------------------
    (Harold R. Logan, Jr.)

/s/ DUDLEY C. MECUM           Elected Supervisor               December 19, 2001
-------------------
    (Dudley C. Mecum)

/s/ ROBERT M. PLANTE          Vice President - Finance and     December 19, 2001
--------------------          Treasurer of Suburban Propane
    (Robert M. Plante)        Partners, L.P. (Principal
                              Financial Officer)


/s/ ROBERT M. PLANTE          Vice President - Finance and     December 19, 2001
--------------------          Treasurer of Suburban Propane
    (Robert M. Plante)        Partners, L.P. (Principal
                              Accounting Officer)

                                INDEX TO EXHIBITS

The exhibits listed on this Exhibit Index are filed as part of this report. Exhibits required to be filed by Item 601 of Regulation S-K, which are not listed below, are not applicable.

    Exhibit
    Number      Description
    ------      -----------

D   2.1         Recapitalization Agreement dated as of November 27, 1998 by and among the Partnership, the Operating Partnership, the General
                Partner, Millennium and Suburban Energy Services Group LLC.

A   3.1         Amended and Restated Agreement of Limited Partnership
                of the Partnership dated as of March 4, 1996. Partnership dated as of March 4, 1996.

A   3.2         Amended and Restated Agreement of Limited Partnership
                of the Operating Partnership dated as of March 4, 1996.

I   10.1        Amended and Restated Credit Agreement dated as of
                January 29, 2001 by and among Suburban Propane, L.P., the
                Lenders referred to therein, First Union National Bank, as
                Administrative Agent, Fleet National Bank, as Syndication
                Agent and the Bank of New York, as Managing Agent.

A   10.2        Note Agreement dated as of February 28, 1996 among certain investors and the Operating Partnership relating to $425 million aggregate principal amount of 7.54% Senior Notes due
                June 30, 2011.

A   10.6        Employment Agreement dated as of March 5, 1996 between the
                Operating Partnership and Mr. Alexander.

C   10.7        First Amendment to Employment Agreement dated as of
                March 5, 1996 between the Operating Partnership and Mr.
                Alexander entered into as of October 23, 1997.

F   10.8        Second Amendment to Employment Agreement dated as of
                March 5, 1996 between the Operating Partnership and Mr.
                Alexander entered into as of April 14, 1999.

A   10.9        The Partnership's 1996 Restricted Unit Plan.

A   10.10       Form of Unit Grant Agreement pursuant to the Partnership's 1996
                Restricted Unit Plan.

B   10.11       The Partnership's Severance Protection Plan dated September
                1996.

E   10.12       Suburban Propane L.P. Long-Term Incentive Program.

G   10.13       Benefits Protection Trust dated May 26, 1999 by and between
                Suburban Propane Partners, L.P. and First Union National Bank.

H   10.14       Compensation Deferral Plan of Suburban Propane Partners, L.P.
                and Suburban Propane, L.P. dated May 26, 1999.

J   10.15       Suburban Propane Partners, L.P. 2000 Restricted Unit Plan.

K   10.16       Amended and Restated Supplemental Executive
                Retirement Plan of the Partnership (effective as of January 1, 1998).

K   10.17       First Amendment to the Compensation Deferral Plan of Suburban
                Propane Partners, L.P. and Suburban Propane, L.P. dated
                November 5, 2001.

K   10.18       Amended and Restated Retirement Savings and Investment Plan
                of Suburban Propane (effective as of January 1, 1998).

K   21.1        Listing of Subsidiaries of the Partnership.

K   23.1        Consent of Independent Accountants.

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

F Incorporated by reference to Exhibit (10)(c) to the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 1999.

G Incorporated by reference to Exhibit (10)(f) to the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 1999.

H Incorporated by reference to Exhibit (10)(e) to the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 1999.

I Incorporated by reference to Exhibit (3)(A) to the Partnership's Quarterly Report on Form 10-Q for the fiscal year ended December 30, 2000.

J Incorporated by reference to Exhibit 10.16 to the Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

K   Filed herewith.

                          INDEX TO FINANCIAL STATEMENTS

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES




                                                                           Page
                                                                           ----

Report of Independent
Accountants..............................................................  F-2

Consolidated Balance Sheets-September 29, 2001 and September 30, 2000....  F-3

Consolidated Statements of Operations -
  Years Ended September 29, 2001, September 30, 2000 and
  September 25, 1999.....................................................  F-4

Consolidated Statements of Cash Flows -
  Years Ended September 29, 2001, September 30, 2000 and
  September 25, 1999.....................................................  F-5

Consolidated Statements of Partners' Capital -
  Years Ended September 29, 2001, September 30, 2000 and
  September 25, 1999.....................................................  F-6

Notes to Consolidated Financial Statements...............................  F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Supervisors and Unitholders of Suburban Propane Partners, L.P.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14.(a)1.(i) on page 30 present fairly, in all material respects, the financial position of Suburban Propane Partners, L.P. and its subsidiaries (the "Partnership") at September 29, 2001 and September 30, 2000 and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 29, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14.(a)2. on page 30 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers LLP
Florham Park, NJ
October 23, 2001



               SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)




                                                                                  September 29,       September 30,
                                                                                      2001                 2000
                                                                                  -------------       -------------

ASSETS
Current assets:
    Cash and cash equivalents ....................................................   $  36,494           $  11,645
    Accounts receivable, less allowance for doubtful accounts
       of $3,992 and $2,975, respectively ........................................      42,702              61,303
    Inventories ..................................................................      41,891              41,631
    Prepaid expenses and other current assets ....................................       3,252               7,581
                                                                                     ---------           ---------
            Total current assets .................................................     124,339             122,160
Property, plant and equipment, net ...............................................     344,374             350,640
Net prepaid pension cost .........................................................        --                33,687
Goodwill and other intangible assets, net ........................................     252,391             261,617
Other assets .....................................................................       1,902               3,012
                                                                                     ---------           ---------
             Total assets ........................................................   $ 723,006           $ 771,116
                                                                                     =========           =========


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable .............................................................   $  38,685           $  59,794
    Accrued employment and benefit costs .........................................      29,948              18,979
    Short-term borrowings ........................................................        --                 6,500
    Current portion of long-term borrowings ......................................      42,500                --
    Accrued insurance ............................................................       7,860               6,170
    Customer deposits and advances ...............................................      23,217              23,164
    Accrued interest .............................................................       8,318               8,171
    Other current liabilities ....................................................      11,575               8,683
                                                                                     ---------           ---------
              Total current liabilities ..........................................     162,103             131,461
Long-term borrowings .............................................................     430,270             517,219
Postretirement benefits obligation ...............................................      34,521              33,885
Accrued insurance ................................................................      17,881              19,458
Net accrued pension liability ....................................................      13,703                --
Other liabilities ................................................................       5,579               7,264
                                                                                     ---------           ---------
               Total liabilities .................................................     664,057             709,287
                                                                                     ---------           ---------

Commitments and contingencies

Partners' capital:
      Common Unitholders (24,632 and 22,279 units issued and outstanding
      at September 29, 2001 and September 30, 2000, respectively).................     105,549              58,474
      General Partner ............................................................       1,888               1,866
      Deferred compensation trust ................................................     (11,567)            (11,567)
      Common Units held in trust, at cost ........................................      11,567              11,567
      Unearned compensation ......................................................      (1,211)               (640)
      Accumulated other comprehensive (loss)/ income .............................     (47,277)              2,129
                                                                                     ---------           ---------
                Total partners' capital ..........................................      58,949              61,829
                                                                                     ---------           ---------
                Total liabilities and partners' capital ..........................   $ 723,006           $ 771,116
                                                                                     =========           =========



The accompanying notes are an integral part of these consolidated financial statements.


     SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF OPERATIONS
          (in thousands, except per unit amounts)




                                                                                 Year Ended
                                                               -----------------------------------------------
                                                               September 29,    September 30,    September 25,
                                                                   2001             2000             1999
                                                               -------------    -------------    -------------

Revenues
  Propane .....................................................   $ 839,607        $ 753,931       $ 544,265
  Other .......................................................      83,947           82,898          75,513
                                                                  ---------        ---------       ---------
                                                                    923,554          836,829         619,778

Costs and expenses
  Cost of sales ...............................................     510,313          476,176         273,109
  Operating ...................................................     250,753          224,020         210,217
  General and administrative ..................................      32,511           28,629          29,371
  Depreciation and amortization ...............................      38,502           38,772          34,906
  Recapitalization costs ......................................        --               --            18,903
  Gain on sale of assets ......................................        --            (10,328)           --
                                                                  ---------        ---------       ---------
                                                                    832,079          757,269         566,506
                                                                  ---------        ---------       ---------

Income before interest expense and provision for income taxes..      91,475           79,560          53,272
Interest expense, net .........................................      37,590           40,794          30,765
                                                                  ---------        ---------       ---------

Income before provision for income taxes ......................      53,885           38,766          22,507
Provision for income taxes ....................................         375              234              68
                                                                  ---------        ---------       ---------
Net income ....................................................   $  53,510        $  38,532       $  22,439
                                                                  =========        =========       =========

General Partner's interest in net income ......................   $   1,048        $     771       $     449
                                                                  ---------        ---------       ---------
Limited Partners' interest in net income ......................   $  52,462        $  37,761       $  21,990
                                                                  =========        =========       =========
Basic and diluted net income per Unit .........................   $    2.14        $    1.70       $    0.83
                                                                  =========        =========       =========
Weighted average number of Units outstanding ..................      24,514           22,275          26,563
                                                                  ---------        ---------       ---------

















The accompanying notes are an integral part of these consolidated financial statements.


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                                                              Year Ended
                                                                            -----------------------------------------------
                                                                            September 29,    September 30,    September 25,
                                                                                2001             2000             1999
                                                                            -------------    ------------     -------------
Cash flows from operating activities:
     Net income ...........................................................    $  53,510       $  38,532         $  22,439
     Adjustments to reconcile net income to net cash
      provided by operations:
          Depreciation ....................................................       28,517          29,142            26,989
          Amortization ....................................................        9,985           9,630             7,917
          (Gain) on disposal of property, plant and
            equipment .....................................................       (3,843)        (11,313)             (578)
          Recapitalization costs ..........................................         --              --              18,903
     Changes in operating assets and liabilities, net of acquisitions and dispositions:
          Decrease/(increase) in accounts receivable ......................       18,601         (21,072)            1,514
          (Increase)/decrease in inventories ..............................         (260)         (6,016)              235
          Decrease/(increase) in prepaid expenses and
           other current assets ...........................................        1,699          (2,504)              968
          (Decrease)/increase in accounts payable .........................      (21,109)         19,726             8,753
           Increase/(decrease) in accrued employment
           and benefit costs ..............................................       11,409            (435)             (855)
          Increase/(decrease) in accrued interest .........................          147             (79)               52
          Increase in other accrued liabilities ...........................        4,635           4,403             1,198
     Other noncurrent assets ..............................................        1,194            (886)           (4,086)
     Deferred credits and other noncurrent liabilities ....................       (2,647)            339            (1,691)
                                                                               ---------       ---------         ---------
               Net cash provided by operating activities ..................      101,838          59,467            81,758
                                                                               ---------       ---------         ---------
Cash flows from investing activities:
      Capital expenditures ................................................      (23,218)        (21,250)          (11,033)
      Acquisitions ........................................................         --           (98,012)           (4,768)
      Proceeds from sale of property, plant and equipment, net ............        5,311          20,195             3,560
                                                                               ---------       ---------         ---------
               Net cash (used in) investing activities ....................      (17,907)        (99,067)          (12,241)
                                                                               ---------       ---------         ---------
Cash flows from financing activities:
      Long-term (repayments)/borrowings, net ..............................      (44,428)         89,659              (695)
      Short-term (repayments)/borrowings, net .............................       (6,500)          3,750             2,750
      Redemption of Subordinated Units and APU's ..........................         --              --             (69,000)
      Payment of recapitalization costs ...................................         --              --              (9,367)
      Credit agreement expenses ...........................................         (730)         (3,123)             --
      Net proceeds from public offering ...................................       47,079            --                --
      Partnership distribution ............................................      (54,503)        (47,433)          (44,632)
                                                                               ---------       ---------         ---------
               Net cash (used in)/provided by financing activities.........      (59,082)         42,853          (120,944)
                                                                               ---------       ---------         ---------
Net increase/(decrease) in cash ...........................................       24,849           3,253           (51,427)
Cash and cash equivalents at beginning of year ............................       11,645           8,392            59,819
                                                                               ---------       ---------         ---------
Cash and cash equivalents at end of year ..................................       36,494          11,645             8,392
                                                                               =========       =========         =========

Supplemental disclosure of cash flow information:
    Cash paid for interest ................................................    $  37,774       $  40,944         $  32,602
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


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (in thousands)






                                                                                                             Deferred      Common
                                                Number of Units                                   General  Compensation   Units in
                                             Common   Subordinated     Common    Subordinated     Partner     Trust         Trust
                                           ---------  ------------   ---------   ------------    --------  ------------   --------

Balance at September 26, 1998. .........      21,562         7,164   $  84,847     $  49,147    $  24,488    $       --    $    --
Net income .............................                                 6,807        15,183          449
Net grants issued under
   Restricted Unit Plan ................                                 1,154
Partnership distribution ...............                               (43,739)                      (893)
Amortization of Restricted
  Unit Compensation ....................
Recapitalization transactions ..........         674       (7,164)      17,273      (64,330)     (22,000)       (10,712)    10,712
                                           ---------    ---------    ---------    ---------    ---------   ------------   --------

Balance at September 25, 1999 ..........      22,236         --         66,342         --          2,044        (10,712)    10,712
Net income .............................                                37,761                       771
Other comprehensive income:
   Unrealized gain on securities .......

Comprehensive income ...................

Partnership distribution ...............                               (46,484)                     (949)
Grants issued under
   Compensation Deferral Plan ..........          43                       855                                     (855)       855
Amortization of Compensation
   Deferral Plan .......................        --           --           --           --           --               --         --
                                           ---------    ---------    ---------    ---------    ---------   ------------   --------

Balance at September 30, 2000...........      22,279         --         58,474         --          1,866        (11,567)    11,567
Net income .............................                                52,462                     1,048
Other comprehensive loss:
  Unrealized holding loss arising
    during the year ....................
  Less: Reclassification adjustment
    for gains included in net income ...
  Minimum pension liability adjustment..

Comprehensive income ...................

Partnership distribution ...............                               (53,477)                   (1,026)
Sale of Common Units under
  public offering, net of expenses .....       2,353                    47,079
Grants issued under Restricted
  Unit Plan, net of forfeitures ........                                 1,011
Amortization of Compensation
  Deferral Plan ........................
Amortization of Restricted
  Unit Plan, net of forfeitures ........        --           --           --           --           --              --          --
                                           ---------    ---------    ---------    ---------    ---------   ------------   --------

Balance at September 29, 2001 ..........      24,632         --      $ 105,549     $   --      $   1,888      $ (11,567)   $11,567
                                           =========    =========    =========    =========    =========   ============   ========



                                                            Accumulated
                                                               Other
                                                              Compre-          Total       Compre-
                                            Unearned          hensive        Partners'     hensive
                                           Compensation    (Loss)/Income      Capital       Income
                                           ------------   ---------------    ---------     -------

Balance at September 26, 1998 ..........     $ (10,682)           $    --    $ 147,800
Net income .............................                                        22,439
Net grants issued under
   Restricted Unit Plan ................        (1,154)                             --
Partnership distribution ...............                                       (44,632)
Amortization of Restricted
  Unit Compensation ....................           443                             443
Recapitalization transactions ..........        11,393                 --      (57,664)
                                           -----------    ---------------    ---------

Balance at September 25, 1999 ..........            --                 --       68,386
Net income .............................                                        38,532   $  38,532
Other comprehensive income:
   Unrealized gain on securities .......                            2,129        2,129       2,129
                                                                                         ---------
Comprehensive income ...................                                                 $  40,661
                                                                                         =========
Partnership distribution ...............                                       (47,433)
Grants issued under
   Compensation Deferral Plan ..........          (855)                             --
Amortization of Compensation
   Deferral Plan .......................           215                  --         215
                                            ----------     ---------------   ---------

Balance at September 30, 2000 ..........          (640)              2,129      61,829
Net income .............................                                        53,510   $  53,510
Other comprehensive loss:
  Unrealized holding loss arising
    during the year ....................                           (1,046)      (1,046)     (1,046)
  Less: Reclassification adjustment
    for gains included in net income ...                           (1,083)      (1,083)     (1,083)
  Minimum pension liability adjustment..                          (47,277)     (47,277)    (47,277)
                                                                                         ---------
Comprehensive income ...................                                                 $   4,104
                                                                                         =========
Partnership distribution ...............                                       (54,503)
Sale of Common Units under
  public offering, net of expenses .....                                        47,079
Grants issued under Restricted
  Unit Plan, net of forfeitures ........       (1,011)                               --
Amortization of Compensation
  Deferral Plan ........................          212                               212
Amortization of Restricted
  Unit Plan, net of forfeitures ........          228                   --          228
                                            ----------     ---------------   ----------

Balance at September 29, 2001 ..........    $  (1,211)           $ (47,277)    $ 58,949
                                            ==========     ===============   ==========




The accompanying notes are an integral part of these consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          SEPTEMBER 29, 2001, SEPTEMBER 30, 2000 AND SEPTEMBER 25, 1999
                 (Dollars in thousands, except per unit amounts)

1.  PARTNERSHIP ORGANIZATION AND FORMATION

Suburban Propane Partners, L.P. (the "Partnership") was formed on December 19, 1995 as a Delaware limited partnership. The Partnership and its subsidiary, Suburban Propane, L.P. (the "Operating Partnership"), were formed to acquire and operate the propane business and assets of Suburban Propane, a division of Quantum Chemical Corporation (the "Predecessor Company"). In addition, Suburban Sales & Service, Inc. (the "Service Company"), a subsidiary of the Operating Partnership, was formed to acquire and operate the service work and appliance and parts businesses of the Predecessor Company. The Partnership, the Operating Partnership and the Service Company commenced operations on March 5, 1996 (the "Closing Date") upon consummation of an initial public offering of 18,750,000 common units representing limited partner interests in the Partnership (the "Common Units"), the private placement of $425,000 aggregate principal amount of Senior Notes due 2011 issued by the Operating Partnership (the "Senior Notes") and the transfer of all the propane assets (excluding the net accounts receivable balance) of the Predecessor Company to the Operating Partnership and the Service Company. On March 25, 1996, the underwriters of the Partnership's initial public offering exercised an over-allotment option to purchase an additional 2,812,500 Common Units.

On January 5, 2001, Suburban Holdings, Inc., a subsidiary of the Operating Partnership, was formed to hold the stock of Gas Connection, Inc., Suburban @ Home, Inc. and Suburban Franchising, Inc. Gas Connection, Inc. sells and installs natural gas and propane gas grills, fireplaces and related accessories and supplies; Suburban @ Home, Inc. sells, installs, services and repairs a full range of heating and air conditioning products; and Suburban Franchising, Inc. creates and develops propane related franchising business opportunities. The Partnership, the Operating Partnership, the Service Company, Suburban Holdings, Inc. and its subsidiaries are collectively referred to hereinafter as the "Partnership Entities".

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

On May 26, 1999, the Partnership completed a recapitalization (the "Recapitalization") which included the redemption of the Subordinated Units and APUs from the General Partner, and the general partner was replaced with a new General Partner, Suburban Energy Services Group LLC (the "Successor General Partner"), owned by senior management of the Partnership (See Note 11, The Recapitalization).

The Partnership Entities are engaged in the retail and wholesale marketing of propane and related appliances and services. The Partnership serves more than 800,000 active residential, commercial, industrial and agricultural customers from approximately 330 customer service centers in over 40 states. The Partnership's operations are concentrated in the east and west coast regions of the United States. No single customer accounted for 10% or more of the Partnership's revenues during fiscal 2001. During fiscal 2001, three suppliers provided approximately 47% of the Partnership's total domestic propane supply. The Partnership believes that, if supplies from any of these three suppliers were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Partnership Entities. All significant intercompany transactions and account balances have been eliminated.

FISCAL PERIOD. The Partnership's fiscal year ends on the last Saturday nearest to September 30. As fiscal 2000 ended on Saturday, September 30, 2000, fiscal 2000 includes 53 weeks of operations compared to 52 weeks in each of fiscal 2001 and fiscal 1999.

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

CASH AND CASH EQUIVALENTS. The Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of these instruments.

DERIVATIVE  INSTRUMENTS.  The  Partnership  routinely  uses propane  futures and forward contracts to reduce the risk of future price fluctuations and to help ensure supply during periods of high demand. Effective October 1, 2000, the date of adoption of a new accounting pronouncement for derivative instruments, management determined that the Partnership's derivative instruments do not qualify as hedges. Accordingly, commencing on that date, such contracts are recorded as assets or liabilities based on their fair value and any subsequent changes in the fair values of such contracts are recorded in income. These amounts are included in other current assets, other current liabilities and operating expenses, respectively. During fiscal 2001, the Partnership recorded an unrealized loss of $3,071, representing the net change in the fair values of the Partnership's derivatives during that period. See "Adoption of New Accounting Standard" for further information.

REVENUE RECOGNITION. Sales of propane are recognized at the time product is delivered to the customer. Revenue from the sale of appliances and equipment is recognized at the time of sale or when installation is complete, as applicable. Revenue from repairs and maintenance is recognized upon completion of the service.

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

  Buildings                                                40 Years
  Building and land improvements                        10-40 Years
  Transportation equipment                               4-30 Years
  Storage facilities                                       20 Years
  Equipment, primarily tanks and cylinders               3-40 Years

Expenditures for maintenance and routine repairs are expensed as incurred while betterments are capitalized as additions to the related assets and depreciated over the asset's remaining useful life.

GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and other intangible assets consist of the following:


                                               September 29,     September 30,
                                                   2001              2000
                                               -------------     -------------

  Goodwill .................................       $296,224          $296,201
  Debt origination costs ...................          8,024             8,024
  Deferred credit agreement costs ..........          1,753             3,123
  Other, principally non-compete agreements.          4,540             4,940
                                                   --------          --------
                                                    310,541           312,288
  Less: accumulated amortization ...........         58,150            50,671
                                                   --------          --------
                                                   $252,391          $261,617
                                                   ========          ========



Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized on a straight-line basis over periods ranging from twenty to forty years from the date of acquisition.

The Partnership evaluates the recoverability of goodwill and other intangible assets when events or changes in circumstances indicate that the carrying amount may be impaired. If an impairment indicator exists, an estimate of future cash flows attributable to the relevant operations is developed and compared to the carrying amount of the goodwill. If the expected undiscounted future cash flows are less than the carrying amount of the goodwill, the carrying value of goodwill is adjusted.

Debt origination costs represent the costs incurred in connection with the placement of, and the subsequent amendment to, the $425,000 of Senior Notes and are being amortized on a straight-line basis over 15 years.

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

Income taxes for the corporate entities are provided based on the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted.

UNIT-BASED COMPENSATION. The Partnership accounts for unit-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, and makes the pro forma information disclosures required under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". Upon issuance of units under the compensation plans, unearned compensation equivalent to the market value of the Restricted Units granted under the Restricted Unit Plans or Common Units granted under the Compensation Deferral Plan (the "Deferral Plan") is charged at the date of grant. The unearned compensation is amortized ratably over the restricted periods. The unamortized unearned compensation value is shown as a reduction of partners' capital in the accompanying consolidated balance sheets. As a result of the May 26, 1999 Recapitalization, all unamortized compensation related to the Restricted Units issued under the 1996 Restricted Unit Award Plan was earned and expense of $11,393 was recorded. As of September 29, 2001 no units were outstanding under the 1996 Restricted Unit Award Plan, 42,925 Common Units were outstanding under the Deferral Plan and 48,960 Restricted Units were outstanding under the 2000 Restricted Unit Plan (see Note 7, Restricted Unit Plans, and Note 8, Compensation Deferral Plan, for further information).

NET INCOME (LOSS) PER UNIT. Basic net income (loss) per limited partner unit is computed by dividing net income (loss), after deducting the General Partner's 1.89% interest, by the weighted average number of outstanding Common Units and Subordinated Units. Diluted net income (loss) per limited partner unit is computed by dividing net income (loss), after deducting the General Partner's 1.89% interest, by the weighted average number of outstanding Common Units, Subordinated Units, and the time vested Restricted Units granted under the 2000 Restricted Unit Plan and time vested Common Units granted under the Deferral Plan.

COMPREHENSIVE INCOME. The Partnership reports comprehensive income (the total of net income and all other non-owner changes in partners' capital) within the statement of partners' capital. Comprehensive income includes unrealized gains and losses on equity securities classified as available-for-sale and minimum pension liability adjustments and is included as a component of partners' capital.

ADOPTION OF NEW ACCOUNTING STANDARD. Effective with the first quarter of fiscal 2001, the Partnership adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 137 and SFAS No. 138. SFAS 133 requires entities to record derivatives as assets or liabilities on the balance sheet based on their fair value with any subsequent changes in the fair values of contracts recorded in income, unless the contracts qualify as hedges. Certain contracts qualifying for hedge accounting would have changes in fair values reported as a component of comprehensive income (equity). Based on the criteria set forth in SFAS 133, management determined that the Partnership's derivative contracts do not qualify for hedge accounting and, commencing with the adoption of SFAS 133, its derivatives are marked-to-market through income. The fair market value of the Partnership's derivative portfolio on the date of adoption of SFAS 133 did not reflect any unrealized net gain or loss and accordingly, no cumulative effect of this change in accounting is reflected in the accompanying consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS. In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the provisions of SFAS 141, all business combinations initiated after June 30, 2001 are required to be accounted for under the purchase method of accounting. Under the provisions of SFAS 142, goodwill will no longer be amortized but will be subject to a transitional impairment review and to annual impairment reviews in accordance with the SFAS. SFAS 142 is effective for fiscal years beginning after December 15, 2001, but early adoption is permitted for companies with a fiscal year beginning after March 15, 2001. The Partnership has elected to early adopt SFAS 142 effective for the first quarter of fiscal 2002. The Partnership estimates that adoption of the standard will result in a decrease in goodwill amortization expense for fiscal 2002 of $7,406. In addition, the Partnership believes that the required transitional impairment review will not have a material impact on its consolidated financial position or consolidated results of operations.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Accretion expense and depreciation expense related to the liability and capitalized asset retirement costs, respectively, would be recorded in subsequent periods. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Partnership is currently in the process of evaluating the impact SFAS 143 will have on the consolidated financial position, results of operations and cash flows of the Partnership.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 applies to all long-lived assets, including discontinued operations, and provides guidance on the measurement and recognition of impairment charges for assets to be held and used, assets to be abandoned and assets to be disposed of by sale. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 is effective for fiscal years beginning after December 15, 2001. The provisions of this standard are to be applied prospectively.

RECLASSIFICATIONS. Certain prior period amounts have been reclassified to conform with the current period presentation.

3.  DISTRIBUTIONS OF AVAILABLE CASH

The Partnership makes distributions to its partners with respect to each fiscal quarter of the Partnership in an aggregate amount equal to its Available Cash for such quarter. Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. These reserves are retained for the proper conduct of the Partnership's business, the payment of debt principal and interest and for distributions during the next four quarters. Distributions by the Partnership in an amount equal to 100% of its Available Cash will generally be made 98.11% to the Common Unitholders and 1.89% to the General Partner, subject to the payment of incentive distributions in the event Available Cash exceeds a target distribution of $.55 per Common Unit per quarter as defined in the Partnership Agreement.

Effective with the completion of the Recapitalization (see Note 11, The Recapitalization), the Distribution Support Agreement among the Partnership, the General Partner and Millennium, which was used to enhance the Partnership's ability to distribute the Minimum Quarterly Distribution on Common Units, was terminated and replaced by a $22,000 liquidity subfacility provided by the Partnership under the Partnership's Bank Credit Facilities (see Note 6, Long-Term Debt and Revolving Credit Agreement). Under the Distribution Support Agreement, the General Partner had agreed to contribute to the Partnership cash in exchange for APUs. In connection with the Recapitalization, the Partnership redeemed all the outstanding APUs representing $22,000 that the General Partner had previously contributed under the Distribution Support Agreement. In addition, the Partnership entered into an agreement to maintain certain levels of committed availability under its Revolving Credit Agreement to support the minimum quarterly distribution. This agreement expired on March 31, 2001.

The Partnership has paid the Minimum Quarterly Distribution on all outstanding Common Units during each quarter of fiscal 2001. The Partnership has increased the quarterly distribution to Unitholders to $.5625 per Common Unit per quarter effective for the fiscal fourth quarter ended September 29, 2001 from $.5375 per Common Unit per quarter effective for the fiscal fourth quarter ended September 30, 2000. The increased quarterly distribution amount consists of the existing Minimum Quarterly Distribution of $.50 per Common Unit per quarter plus an additional $.0625 per Common Unit per quarter above the Minimum Quarterly Distribution. The increase in the distributions to $.5625 per Common Unit for the fourth quarter, which is in excess of the target distribution of $.55 per Common Unit (the "Target Distribution"), resulted in the operation of the Incentive Distribution Rights ("IDRs"). The IDRs represent an incentive for the General Partner (which is owned by the management of the Partnership) to increase the distributions to Common Unitholders in excess of the Target Distribution. With regard to the first $.55 of the Common Unit distribution paid in the fourth quarter, 98.11% of the Available Cash (as defined in the Amended and Restated Partnership Agreement) was distributed to the Common Unitholders and 1.89% was distributed to the General Partner. With regard to the balance of $.0125 of the Common Unit distribution paid in the fourth quarter, 85% of the Available Cash was distributed to the Common Unitholders and 15% was distributed to the General Partner.

4.  RELATED PARTY TRANSACTION

In connection with the Partnership's Recapitalization (See Note 11, The Recapitalization), the Successor General Partner acquired the general partner interests from Millennium for $6,000 (the "GP Loan") which was borrowed under a private placement with Mellon Bank N.A. ("Mellon"). In addition, the Partnership incurred expenses of $300 to complete the purchase of the general partner interest by the Successor General Partner. As of September 29, 2001, the balance outstanding under the GP Loan was $1,895.

Under the occurrence and continuance of an event of default, as defined in the GP Loan, Mellon will have the right to cause the Partnership to purchase the note evidencing the GP Loan (the "GP Note"). The Partnership has agreed to maintain borrowing availability under its available lines of credit, which will be sufficient to enable it to repurchase the GP Note in these circumstances. The note evidencing the GP Loan will also cross-default to the obligations of the Partnership's obligations under its Senior Note Agreement and its Revolving Credit Agreement. Upon a GP Note default, the Partnership also will have the right to purchase the GP Note from Mellon.

If the Partnership elects or is required to purchase the GP Note from Mellon, the Partnership has the right, exercisable in its sole discretion pursuant to the Compensation Deferral Plan established for the members of the Successor General Partner, to cause up to all of the Common Units deposited in the trust (amounting to $11,567 as of September 29, 2001 and September 30, 2000) related to the Compensation Deferral Plan to be forfeited and cancelled (and to cause all of the related distributions to be forfeited), regardless of the amount paid by the Partnership to purchase the GP Note.

5.  SELECTED BALANCE SHEET INFORMATION

Inventories consist of the following:


                                               September 29,     September 30,
                                                   2001              2000
                                               -------------     -------------

  Propane ..................................        $33,080           $33,050
  Appliances ...............................          8,811             8,581
                                                    -------           -------
                                                    $41,891           $41,631
                                                    =======           =======


The Partnership enters into contracts to buy propane for supply purposes. Such contracts generally have terms of less than one year, with propane costs based on market prices at the date of delivery.

Property, plant and equipment consist of the following:



                                               September 29,     September 30,
                                                   2001              2000
                                               -------------     -------------

  Land and improvements ....................       $ 28,490          $ 28,776
  Buildings and improvements ...............         56,922            54,855
  Transportation equipment .................         52,973            59,228
  Storage facilities .......................         26,170            30,854
  Equipment, primarily tanks and cylinders..        395,839           375,476
                                                   --------          --------
                                                    560,394           549,189
  Less: accumulated depreciation ...........        216,020           198,549
                                                   --------          --------
                                                   $344,374          $350,640
                                                   ========          ========




6.  LONG-TERM DEBT AND REVOLVING CREDIT AGREEMENT

Long-term debt consists of the following:


                                                  September 29,    September 30,
                                                      2001             2000
                                                  -------------    -------------

  Senior Notes, 7.54%, due June 30, 2011 .......      $425,000         $425,000
  Note payable, 8%, due in annual installments
       through 2006 ............................         2,048            2,370
  Amounts outstanding under Acquisition Facility
       of Revolving Credit Agreement ...........        46,000           90,000
  Other long-term liabilities ..................           129              225
                                                      --------         --------
                                                       473,177          517,595
  Less: current portion ........................        42,907              376
                                                      --------         --------
                                                      $430,270         $517,219
                                                      ========         ========



On the Closing Date, the Operating Partnership issued $425,000 of Senior Notes with an annual interest rate of 7.54%. The Operating Partnership's obligations under the Senior Note Agreement are unsecured and rank on an equal and ratable basis with the Operating Partnership's obligations under the Revolving Credit Agreement discussed below. The Senior Notes will mature June 30, 2011, and require semiannual interest payments which commenced June 30, 1996. The Note
Agreement requires that the principal be paid in equal annual payments of $42,500 starting July 1, 2002. The Partnership intends to refinance such amount and has initiated discussions with various third parties to reach a refinancing agreement with favorable terms to the Partnership. Alternatively, the Partnership currently expects that it will generate sufficient funds from operations or have available adequate borrowing capacity under its working capital facility to make the principal payment.

On November 10, 1999, in connection with the acquisition of certain subsidiaries of SCANA Corporation (the "SCANA Acquisition"; see Note 14, Acquisition and Disposition), the Partnership replaced its former Bank Credit Facilities, which had consisted of a $75,000 working capital facility and a $25,000 acquisition facility, with a new $175,000 Revolving Credit Agreement with a syndicate of banks led by First Union National Bank as Administrative Agent. Effective
January 29, 2001, the Partnership amended its existing Revolving Credit Agreement, reducing the acquisition facility from $100,000 to $50,000 and extending the term to May 31, 2003. In addition, the covenant to maintain a minimum net worth was eliminated and the maximum ratio of consolidated total indebtedness to EBITDA (as defined in the amendment) was reduced from 5.10 to 1 to 5.00 to 1 from April 1, 2001 through May 31, 2003. The Partnership's working capital facility was retained at $75,000. Borrowings under the Revolving Credit

Agreement bear interest at a rate based upon either LIBOR plus a margin, First Union National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .375% to .50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of September 29, 2001, the fee was .375%.

As  of  September  29,  2001  and  September  30,  2000,  $46,000  and  $90,000,
respectively, were outstanding under the acquisition facility of the Revolving Credit Agreement resulting from the SCANA Acquisition and $0 and $6,500, respectively, were outstanding under the working capital facility of the Revolving Credit Agreement.

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

7.  RESTRICTED UNIT PLANS

In November 2000, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan (the "2000 Restricted Unit Plan") which authorizes the issuance of Common Units with an aggregate value of $10,000 (487,804 Common Units valued at the initial public offering price of $20.50 per unit) to executives, managers and other employees of the Partnership. Restricted Units issued under the 2000 Restricted Unit Plan vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the issuance date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the issuance date. The 2000 Restricted Unit Plan participants are not eligible to receive quarterly distributions or vote their respective Restricted Units until vested. Restrictions also limit the sale or transfer of the units during the restricted periods. The value of the Restricted Unit is established by the market price of the Common Unit at the date of grant. Restricted Units are subject to forfeiture in certain circumstances as defined in the 2000 Restricted Unit Plan.

In 1996, the Partnership adopted the 1996 Restricted Unit Award Plan (the "1996 Restricted Unit Plan") which authorized the issuance of Common Units with an aggregate value of $15,000 (731,707 Common Units valued at the initial public offering price of $20.50 per unit) to executives, managers and Elected Supervisors of the Partnership. According to the change of control provisions of the 1996 Restricted Unit Plan, all outstanding Restricted Units on the closing date of the Recapitalization (See Note 11, The Recapitalization) vested and converted into Common Units.

Following is a summary of activity in the Restricted Unit Plans:


                                               Units             Value Per Unit
                                              -------            --------------

Outstanding September 30, 2000 and
 September 25, 1999 ...................           --                $      --
Awarded ...............................       78,228                    20.66
Forfeited .............................      (29,268)                   20.66
                                            --------                ---------
Outstanding September 29, 2001 ........       48,960                $   20.66
                                            ========                =========


During the year ended September 29, 2001, the Partnership amortized $228 of unearned compensation associated with the 2000 Restricted Unit Plan. Under the 1996 Restricted Unit Plan for the year ended September 25, 1999, the Partnership amortized $443 of unearned compensation and recorded an expense of $11,336 related to the accelerated vesting on the closing date of the Recapitalization which is included in recapitalization costs in the accompanying statements of operations (See Note 11, The Recapitalization).

8.  COMPENSATION DEFERRAL PLAN

Effective May 26, 1999, in connection with the Partnership's Recapitalization, the Partnership adopted the Deferral Plan which provided for eligible employees of the Partnership to surrender their right to receive all or a portion of their unvested Common Units granted under the 1996 Restricted Unit Plan prior to the time their Common Units were substantially certain to vest in exchange for the right to participate in and receive certain payments under the Deferral Plan. Senior management of the Partnership surrendered 553,896 Restricted Units, representing substantially all of their Restricted Units, before they vested in exchange for the right to participate in the Deferral Plan. The Partnership deposited into a trust on behalf of these individuals all 553,896 Common Units.

The Deferral Plan also allows eligible employees to defer receipt of Common Units that may be subsequently granted by the Partnership under the Deferral Plan. The Common Units granted under the Deferral Plan and related Partnership distributions are subject to forfeiture provisions such that (a) 100% of the Common Units would be forfeited if the grantee ceases to be employed prior to the third anniversary of the Recapitalization, (b) 75% would be forfeited if the grantee ceases to be employed after the third anniversary but prior to the fourth anniversary of the Recapitalization and (c) 50% would be forfeited if the grantee ceases to be employed after the fourth anniversary but prior to the fifth anniversary of the Recapitalization. Upon issuance of Common Units under the Deferral Plan, unearned compensation equivalent to the market value of the Common Units is charged at the date of grant. The unearned compensation is amortized in accordance with the Deferral Plan's forfeiture provisions. The unamortized unearned compensation value is shown as a reduction of partners' capital in the accompanying consolidated balance sheets. During the years ended September 29, 2001 and September 30, 2000, the Partnership amortized $212 and $215, respectively, of unearned compensation associated with the Deferral Plan.

As of September 29, 2001 and September 30, 2000, 42,925 Common Units were held in trust under the Deferral Plan with a value of $19.91 per Common Unit. Pursuant to the Deferral Plan, participants have deferred receipt of these Common Units and related distributions by the Partnership by depositing the units into a trust. The value of the Common Units deposited in the trust and the related deferred compensation trust liability are reflected in the accompanying consolidated balance sheets as components of partners' capital.

9.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

DEFINED BENEFIT PLANS. The Partnership has a noncontributory defined benefit pension plan which was originally designed to cover all eligible employees of the Partnership who met certain requirements as to age and length of service. Effective January 1, 1998, the Partnership amended its noncontributory defined benefit pension plan to provide for a cash balance format as compared to a final average format which was in effect prior to January 1, 1998. The cash balance format is designed to evenly spread the growth of a participant's earned retirement benefit throughout his/her career as compared to the final average pay format, under which a greater portion of employee benefits were earned toward the latter stages of one's career. Effective January 1, 2000, participation in the noncontributory defined benefit pension plan was limited to eligible participants in existence on that date with no new participants eligible to participate in the plan. The Partnership also terminated its postretirement benefit plan for all eligible employees retiring after March 1, 1998. All active and eligible employees who were to receive benefits under the postretirement plan subsequent to March 1, 1998, were provided a settlement by increasing their accumulated benefits under the cash balance pension plan.

Contributions are made to a trust maintained by the Partnership. The trust's assets consist primarily of common stock, fixed income securities and real estate. Contributions to the defined benefit plan are made by the Partnership in accordance with the Employee Retirement Income Security Act of 1974 minimum funding standards plus additional amounts which may be determined from time to time.

The following table sets forth the plan's actuarial assumptions:


                                                 September 29,     September 30,
                                                     2001              2000
                                                 -------------     -------------

  Weighted-average discount rate ...............      7.25%             7.75%
  Average rate of compensation increase ........      3.50%             3.50%
  Weighted-average expected long-term rate of
   return on plan assets........................      9.50%             9.50%



The following table provides a reconciliation of benefit obligations:


                                                September 29,      September 30,
                                                    2001               2000
                                                -------------      -------------

  Benefit obligation at beginning of year ...      $ 151,415          $ 155,933
  Service cost ..............................          5,024              4,403
  Interest cost .............................         11,034             10,945
  Actuarial loss/ (gain) ....................         15,875             (1,946)
  Benefits paid .............................        (16,161)           (17,920)
                                                   ---------          ---------
  Benefit obligation at end of year .........      $ 167,187          $ 151,415
                                                   =========          =========


The following table provides a reconciliation of plan assets:


                                                September 29,      September 30,
                                                    2001               2000
                                                -------------      -------------

  Fair value of plan assets at beginning
   of year ................................        $ 177,051          $ 177,981
  Actual return on plan assets ............          (17,774)            16,990
  Benefits paid ...........................          (16,161)           (17,920)
                                                   ---------          ---------
  Fair value of plan assets at end of year.        $ 143,116          $ 177,051
                                                   =========          =========


The following table provides a reconciliation of the funded status of the plan:


                                                September 29,      September 30,
                                                    2001               2000
                                                -------------      -------------

  (Unfunded)/ funded status ..................      $(24,071)          $ 25,636
  Unrecognized prior service cost ............        (1,303)            (1,513)
  Unrecognized net actuarial loss ............        58,948              9,564
  Accumulated other comprehensive loss .......       (47,277)              --
                                                    --------           --------
  (Accrued benefit liability)/ prepaid
    benefit cost .............................      $(13,703)          $ 33,687
                                                    ========           ========


     During fiscal 2001, the actuarially determined prepaid benefit cost for the Partnership's noncontributory defined benefit pension plan as of September 30, 2000 decreased, resulting in an accrued benefit liability as of September 29, 2001. This change is attributable to a decrease of $34,764 in the actual return on plan assets for fiscal 2001 as compared to fiscal 2000 as a result of the significant decline in capital markets, and the use of more conservative valuation assumptions reflecting the current interest rate environment. The adjustment for the minimum pension liability in the amount of $47,277 is offset by a reduction to accumulated other comprehensive (loss)/income, a component of partners' capital.



The net periodic pension expense/(income) includes the following:

                                                           Year Ended
                                          ---------------------------------------------
                                          September 29,   September 30,   September 25,
                                              2001            2000            1999
                                          -------------   -------------   -------------

Service cost ............................     $  5,024        $  4,403        $  5,674
Interest cost ...........................       11,034          10,945          11,107
Expected return on plan assets ..........      (15,735)        (15,327)        (16,254)
Amortization of prior service cost ......         (210)           (210)           (210)
Recognized net actuarial loss ...........         --              --               741
                                              --------        --------        --------
Net periodic pension expense/ (income) ..     $    113        $   (189)       $  1,058
                                              ========        ========        ========



DEFINED CONTRIBUTION PLAN. The Partnership has a defined contribution plan covering most employees. Contributions and costs are a percent of the participating employees' compensation. These amounts totaled $4,560, $1,908 and $1,331 for the years ended September 29, 2001, September 30, 2000 and September 25, 1999, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. The Partnership provides postretirement health care and life insurance benefits for certain retired employees. Partnership employees hired prior to July 1993 and that retired prior to March 1998 are eligible for such benefits if they reached a specified retirement age while working for the Partnership. The Partnership does not fund its postretirement health care and life insurance benefit plans.

The following table provides a reconciliation of benefit obligations:


                                                September 29,      September 30,
                                                    2001               2000
                                                -------------      -------------

  Benefit obligation at beginning of year ....      $ 38,254           $ 38,808
  Service cost ...............................           123                130
  Interest cost ..............................         2,794              2,753
  Actuarial gain .............................        (1,270)              (265)
  Benefits paid ..............................        (2,342)            (3,172)
                                                    --------           --------
  Benefit obligation at end of year ..........      $ 37,559           $ 38,254
                                                    ========           ========



The following table provides a reconciliation of the funded status of the plan:

                                                September 29,      September 30,
                                                    2001               2000
                                                -------------      -------------

  Funded status ............................        $(37,559)          $(38,254)
  Unrecognized prior service cost ..........          (3,746)            (4,467)
  Unrecognized net actuarial loss ..........           4,249              5,664
                                                    --------           --------
  Accrued benefit liability ................         (37,056)           (37,057)
  Less: current portion ....................           2,535              3,172
                                                    --------           --------
  Non-current liability ....................        $(34,521)          $(33,885)
                                                    ========           ========



The net periodic postretirement benefit expense includes the following components:


                                                             Year Ended
                                               ----------------------------------------------
                                               September 29,    September 30,   September 25,
                                                   2001             2000            1999
                                               -------------    -------------   -------------

  Service cost ...............................      $   123          $   130         $   136
  Interest cost ..............................        2,794            2,753           2,581
  Amortization of prior service cost .........         (721)            (721)           (714)
  Recognized net actuarial loss ..............          145              168             284
                                                    -------          -------         -------
  Net periodic postretirement benefit
    expense ..................................      $ 2,341          $ 2,330         $ 2,287
                                                    =======          =======         =======



The accumulated postretirement benefit obligation was based on an 8% increase for pre-65 retirees and a 9% increase for post-65 retirees in the cost of covered health care benefits at September 29, 2001 and a 7% increase in the cost of covered health care benefits at September 30, 2000. This rate is assumed to decrease gradually to 5.25% in fiscal 2005 for pre-65 retirees and fiscal 2006 for post-65 retirees and to remain at that level thereafter. Increasing the assumed health care cost trend rates by 1.0% in each year would increase the Partnership's benefit obligation as of September 29, 2001 by approximately $1,300 and the aggregate of service and interest components of net periodic postretirement benefit expense for the year ended September 29, 2001 by approximately $90.

The   weighted-average   discount  rate  used  in  determining  the  accumulated
postretirement benefit obligation was 7.25% and 7.75% at September 29, 2001 and September 30, 2000, respectively.

10. PUBLIC OFFERING

On October 17, 2000, the Partnership sold 2,175,000 Common Units in a public offering at a price of $21.125 per unit realizing proceeds of $43,500, net of underwriting commissions and other offering expenses. On November 14, 2000, following the underwriter's partial exercise of its over-allotment option, the Partnership sold an additional 177,700 Common Units at the same price, generating additional net proceeds of $3,600. The aggregate net proceeds of $47,100 were applied to reduce the Partnership's outstanding Revolving Credit Agreement borrowings. These transactions increased the total number of Common Units outstanding to 24,631,287.

As a result of the public offering, the combined general partner interest in the Partnership was reduced from 2% to 1.89% while the Common Unitholder interest in the Partnership increased from 98% to 98.11%.

11. THE RECAPITALIZATION

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

o The substitution of the Successor General Partner as the new general partner of the Partnership and the Operating Partnership following its purchase of the combined 2% general partner interests in the Partnership and the Operating Partnership and the incentive distribution rights in the Partnership for $6,000 in cash (the "GP Interest Purchase"). As a result of the public offering discussed in Note 10, the Successor General Partner combined interest in the Partnership and the Operating Partnership was subsequently reduced to 1.89%.

o The amendment of the Senior Note, Bank Credit Facilities and the partnership agreements of the Partnership and the Operating Partnership to permit and effect the Recapitalization and to reduce the distribution levels that apply to the incentive distribution rights of the Successor General Partner.

o The termination of the Distribution Support Agreement among the Partnership, the General Partner and Millennium and its replacement with a liquidity arrangement provided through March 31, 2001 by the Partnership under the Bank Credit Facilities, as amended.

o An increase in the quarterly distribution to the Partnership's Unitholders from $.50 to $.5125 per unit per quarter (from $2.00 to $2.05 per unit per year), effective for the fiscal quarter ended June 26, 1999. The total amount consisted of the existing Minimum Quarterly Distribution of $.50 per unit per quarter plus an additional $.0125 per unit per quarter above the Minimum Quarterly Distribution.

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

The Successor General Partner is owned by senior management of the Partnership who had previously been granted Restricted Units under the Partnership's Restricted Unit Plan. These individuals surrendered 553,896 Restricted Units representing substantially all of their Restricted Units, before they vested (according to their terms, the Restricted Units would have vested and converted into Common Units on completion of the Recapitalization) in exchange for the right to participate in a new compensation deferral plan of the Partnership and the Operating Partnership. The Partnership deposited into a trust on behalf of these individuals 553,896 Common Units. Pursuant to the new compensation deferral plan, these individuals have deferred receipt of these Common Units and related distributions by the Partnership until the date the GP Loan is repaid in full or the seventh anniversary of the date the Recapitalization is completed, whichever they may choose, but subject to the earlier distribution and forfeiture provisions of the compensation deferral plan. The value of the Common Units deposited in the trust and the related deferred compensation trust liability are reflected in the accompanying consolidated balance sheets at September 30, 2001 and September 30, 2000 as components of partners' capital.

12. INCOME TAXES

As discussed in Note 2, the Partnership's earnings for federal and state income tax purposes are included in the tax returns of the individual partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership except for earnings of the corporate entities which are subject to federal and state income taxes.

13. COMMITMENTS AND CONTINGENCIES

COMMITMENTS. The Partnership leases certain property, plant and equipment for various periods under noncancelable leases. Rental expense under operating leases was $24,690, $19,931 and $18,018 for the years ended September 29, 2001, September 30, 2000 and September 25, 1999, respectively.

Future minimum rental commitments under noncancelable operating lease agreements as of September 29, 2001 are as follows:

     Fiscal Year
     -----------
     2002                                         $ 23,018
     2003                                           20,068
     2004                                           15,529
     2005                                           12,875
     2006 and thereafter                            24,227

CONTINGENCIES.  As  discussed in Note 2, the  Partnership  is  self-insured  for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At September 29, 2001 and September 30, 2000, the Partnership had accrued insurance liabilities of $25,741 and $25,628, respectively, representing the total estimated losses under these self-insurance programs. These liabilities represent the gross estimated losses as no claims or lawsuits, individually or in the aggregate, were estimated to exceed the Partnership's deductibles on its insurance policies. The Partnership is also involved in various legal actions which have arisen in the normal course of business, including those relating to commercial transactions and product liability. Management believes, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership's financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insurance claims.

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

14. ACQUISITION AND DISPOSITION

On November 8, 1999, the Partnership acquired the assets of SCANA Propane Gas, Inc., SCANA Propane Storage, Inc., SCANA Propane Supply, Inc., USA Cylinder Exchange, Inc., and C&T Pipeline, LLC from SCANA Corporation for $86,000 plus working capital. SCANA Propane Gas, Inc. distributes approximately 20 million gallons annually and services more than 40,000 customers from 22 customer service centers in North and South Carolina. USA Cylinder Exchange, Inc. operates an automated 20-lb. propane cylinder refurbishing and refill center in Hartsville, South Carolina, selling to approximately 1,600 grocery and convenience stores in the Carolinas, Georgia and Tennessee. SCANA Propane

Storage, Inc. owns a 60 million gallon storage cavern in Tirzah, South Carolina which is connected to the Dixie Pipeline by the 62 mile propane pipeline owned by C&T Pipeline, LLC. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets and liabilities based on their estimated fair values and the balance of $54,283 has been recorded as goodwill and is being amortized over its estimated useful life of forty years. Unaudited pro forma consolidated results after giving effect to the acquisition during the years ended September 30, 2000 and September 25, 1999 would not have been materially different from the reported amounts for either year.

On December 3, 1999 the Partnership sold 23 customer service centers principally located in Georgia for total cash proceeds of approximately $19,400 and recorded a gain of $10,328.

15. SUBSEQUENT EVENT

On October 25, 2001, the Partnership announced a quarterly distribution of $.5625 per Common Unit for the fourth quarter of fiscal 2001 consisting of the Minimum Quarterly Distribution of $.50 per Common Unit and an additional distribution of $.0625 per Common Unit payable on November 13, 2001 to holders of record on November 5, 2001.

                   INDEX TO SUPPLEMENTAL FINANCIAL INFORMATION

                       SUBURBAN ENERGY SERVICES GROUP LLC


                                                                           Page
                                                                           ----

Report of Independent Accountants                                          F-23

Balance Sheets-September 29, 2001 and September 30, 2000                   F-24

Notes to Balance Sheets                                                    F-25

                        REPORT OF INDEPENDENT ACCOUNTANTS






To the Stockholders of
Suburban Energy Services Group LLC:

In our opinion, the accompanying balance sheets present fairly, in all material respects, the financial position of Suburban Energy Services Group LLC at
September 29, 2001 and September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets, assessing the accounting principles used and significant estimates made by management, and evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers LLP
Florham Park, NJ
October 23, 2001


                      SUBURBAN ENERGY SERVICES GROUP LLC

                                BALANCE SHEETS




                                                                         September 29,    September 30,
                                                                             2001             2000
                                                                         -------------    -------------

ASSETS
Current assets:
    Cash and cash equivalents .........................................   $     8,668      $     5,986
                                                                          -----------      -----------
            Total current assets ......................................         8,668            5,986
Investment in Suburban Propane Partners, L.P. .........................     1,888,492        1,866,426
Goodwill, net .........................................................     3,112,560        3,195,180
                                                                          -----------      -----------
             Total assets .............................................   $ 5,009,720      $ 5,067,592
                                                                          ===========      ===========


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Current portion of note payable ...................................   $ 1,600,000      $ 1,030,000
    Accrued interest ..................................................        13,487           55,733
                                                                          -----------      -----------
              Total current liabilities ...............................     1,613,487        1,085,733
Note payable ..........................................................       295,000        3,995,000
                                                                          -----------      -----------
               Total liabilities ......................................     1,908,487        5,080,733
                                                                          -----------      -----------

Stockholders' equity/ (deficit):
      Common stock, $1 par value, 2,000 shares issued and outstanding..         2,000            2,000
      Additional paid in capital ......................................     2,790,886          345,141
      Retained earnings/(accumulated deficit) .........................       308,347         (360,282)
                                                                          -----------      -----------
                Total stockholders' equity/(deficit) ..................     3,101,233          (13,141)
                                                                          -----------      -----------
                Total liabilities and stockholders' equity/(deficit)...   $ 5,009,720      $ 5,067,592
                                                                          ===========      ===========





















The accompanying notes are an integral part of these balance sheets.

                       SUBURBAN ENERGY SERVICES GROUP LLC
                             NOTES TO BALANCE SHEETS
                    SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

1.  ORGANIZATION AND FORMATION

Suburban Energy Services Group LLC (the "Company") was formed on October 26, 1998 as a limited liability company pursuant to the Delaware Limited Liability Company Act. The Company was formed to purchase the general partner interests in Suburban Propane Partners, L.P. (the "Partnership") from Suburban Propane GP, Inc. (the "Former General Partner"), a wholly-owned indirect subsidiary of Millennium Chemicals Inc., and become the successor general partner. The Company purchased a 1% general partner interest in the Partnership and a 1.0101% general partner interest in Suburban Propane, L.P., a wholly-owned subsidiary of the Partnership.

The Partnership is a publicly-traded master limited partnership whose common units are listed on the New York Stock Exchange and is engaged in the retail and wholesale marketing of propane and related appliances and services. As a result of a public offering by the Partnership on October 17, 2000, the Company's interest in the Partnership was reduced to .88%. The Company's interest in Suburban Propane, L.P. was not affected.

The Company acquired the general partner interests from Millennium Chemicals Inc. on May 26, 1999 (the "Closing Date") for $6,000,000, which was borrowed under a credit agreement with Mellon Bank, N.A. ("Mellon"). The Company is owned by senior management of Suburban Propane, L.P. Each owner has contributed their pro-rata share of $2,000 as their initial capital contribution. The Company is repaying the $6,000,000 borrowing from its general partner distributions received from the Partnership and from capital contributions from its owners.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING PERIOD. The Company's accounting period ends on the last Saturday nearest to September 30.

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

CASH AND CASH EQUIVALENTS. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of these instruments.

INVESTMENT IN SUBURBAN PROPANE PARTNERS, L.P. As previously noted, the Company acquired a combined 2% general partner interest in the Partnership on the Closing Date which was subsequently reduced to 1.89%. The Company accounts for its investment under the equity method of accounting whereby the Company recognizes in income 1.89% (2% prior to October 17, 2000) of Suburban Propane Partners, L.P. consolidated net income (loss) and reduces its investment balance to the extent of partnership distributions the Company receives from Suburban Propane Partners, L.P.

GOODWILL. The Company recorded goodwill on the Closing Date of $3,305,340 representing the excess of the $6,000,000 purchase price over the carrying value of the General Partner's capital account reflected on the books of Suburban Propane Partners, L.P. The goodwill is being amortized on a straight-line basis over a period of forty years. Accumulated amortization at September 29, 2001 and September 30, 2000 amounted to $192,780 and $110,160, respectively.

3.  NOTE PAYABLE

On the Closing Date, the Company borrowed $6,000,000 under a loan agreement (the "GP Loan") with Mellon to finance the purchase of the general partner interests held by the Former General Partner. The GP loan is secured by a pledge of the general partner interests held by the Company.

The GP Loan has a term of five years from the Closing Date and requires interest to be paid at a rate equal to LIBOR plus 2% with such interest to be paid no less frequently than quarterly. The original GP Loan maturities as of September 30, 2000 were: $1,030,000 in 2001, $1,600,000 in 2002, $1,600,000 in 2003 and
$795,000 in 2004. During fiscal 2001, the Company prepaid a portion of the GP loan modifying the loan maturities to: $1,600,000 in 2002 and $295,000 in 2003.

The GP Loan contains  various  covenants  limiting the ability of the Company to
(i) incur indebtedness, (ii) grant liens, (iii) acquire assets other than the general partner interests, and (iv) merge, consolidate or sell its assets.

Upon the occurrence and continuance of an event of default under the GP Loan, Mellon will have the right to cause Suburban Propane, L.P. to purchase the note evidencing the GP Loan (the "GP Note"). Suburban Propane, L.P. has agreed to maintain borrowing availability under its available lines of credit, which will be sufficient to enable it to repurchase the GP Note in these circumstances. The GP Note will also cross-default to the obligations of Suburban Propane, L.P.'s obligations under its Senior Note Agreement and its Revolving Credit Agreement. Upon a GP Note default, Suburban Propane, L.P. also will have the right to purchase the GP Note from Mellon.

4.  INCOME TAXES

For federal and state income tax purposes, the earnings and losses attributable to the Company are included in the tax returns of the individual stockholders. As a result, no recognition of income taxes has been reflected in the accompanying financial statements.

                     INDEX TO FINANCIAL STATEMENT SCHEDULE

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES




                                                                           Page
                                                                           ----
Schedule II     Valuation and Qualifying Accounts-Years Ended
                September 29, 2001, September 30, 2000 and
                September 25, 1999.                                        S-2


                                                                                                              SCHEDULE II
                                                                                                              -----------

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                    BALANCE AT          CHARGED                                               BALANCE
                                    BEGINNING        TO COSTS AND          OTHER                               AT END
                                    OF PERIOD          EXPENSES          ADDITIONS         DEDUCTIONS        OF PERIOD
                                  ---------------    --------------    ---------------   ---------------   ---------------

YEAR ENDED SEPTEMBER 25, 1999
-----------------------------

Allowance for doubtful accounts          $ 2,382           $ 2,601                $ -          $ (2,894)          $ 2,089
                                  ===============    ==============    ===============   ===============   ===============

Accumulated amortization:
    Goodwill...................           31,767             5,977                  -                 -            37,744
    Other intangibles..........            2,563             1,076                  -              (144)            3,495
                                  ---------------    --------------    ---------------   ---------------   ---------------
       Total                            $ 34,330           $ 7,053                $ -            $ (144)         $ 41,239
                                  ===============    ==============    ===============   ===============   ===============


YEAR ENDED SEPTEMBER 30, 2000
-----------------------------

Allowance for doubtful accounts          $ 2,089           $ 3,137                $ -          $ (2,251)          $ 2,975
                                  ===============    ==============    ===============   ===============   ===============

Accumulated amortization:
    Goodwill...................           37,744             7,292                  -               (18)           45,018
    Other intangibles..........            3,495             2,338                  -              (180)            5,653
                                  ---------------    --------------    ---------------   ---------------   ---------------
       Total                            $ 41,239           $ 9,630                $ -            $ (198)         $ 50,671
                                  ===============    ==============    ===============   ===============   ===============


YEAR ENDED SEPTEMBER 29, 2001
-----------------------------

Allowance for doubtful accounts          $ 2,975           $ 5,328                $ -          $ (4,311)          $ 3,992
                                  ===============    ==============    ===============   ===============   ===============

Accumulated amortization:
    Goodwill...................           45,018             7,417                  -                 -            52,435
    Other intangibles..........            5,653             2,568                  -            (2,506)            5,715
                                  ---------------    --------------    ---------------   ---------------   ---------------
       Total                            $ 50,671           $ 9,985                $ -          $ (2,506)         $ 58,150
                                  ===============    ==============    ===============   ===============   ===============



                                                                  EXHIBIT 10.16
                                                                  -------------




                             SUBURBAN PROPANE, L.P.


                             SUPPLEMENTAL EXECUTIVE


                                 RETIREMENT PLAN
                        (EFFECTIVE AS OF JANUARY 1, 1998)

SUBURBAN PROPANE, L.P.
SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
(Effective as of January 1, 1998)


Contents
------------------------------------------------------------------
Section                                                       Page

       ARTICLE I.  THE PLAN

1.1    Establishment of the Plan...............................1
1.2    Purpose.................................................1

       ARTICLE II.  DEFINITIONS

2.1    Average Final Compensation..............................1
2.2    Board of Supervisors....................................1
2.3    Committee...............................................1
2.4    Compensation............................................1
2.5    Deferred Retirement Benefit.............................1
2.6    Deferred Retirement Date................................2
2.7    Disability Retirement Benefit...........................2
2.8    Early Retirement Benefit................................2
2.9    Early Retirement Date...................................2
2.10   OLP.....................................................2
2.11   Excess Compensation.....................................2
2.12   MLP.....................................................2
2.13   Normal Retirement Benefit...............................2
2.14   Participant.............................................2
2.15   Partnership.............................................2
2.16   Pension Offset..........................................2
2.17   Plan....................................................2
2.18   Qualified Plan..........................................2
2.19   Retirement Date.........................................2


       ARTICLE III.  PARTICIPATION

3.1    Participation...........................................2
3.2    Continuation of Participation...........................3


       ARTICLE IV.  RETIREMENT DATE

4.1    Normal Retirement Date..................................3
4.2    Deferred Retirement Date................................3
4.3    Early Retirement Date...................................3

       ARTICLE V.  RETIREMENT BENEFITS

5.1    Normal Retirement Benefit...............................4
5.2    Deferred Retirement Benefit.............................4
5.3    Early Retirement Benefit................................5
5.4    Disability Retirement Benefit...........................5
5.5    Adjusted Age and Benefit Service........................6


       ARTICLE VI.  DEATH BENEFITS

6.1    Prior to Retirement.....................................6
6.2    After Retirement........................................6


       ARTICLE VII.  IN EVENT OF TERMINATION OF EMPLOYMENT

7.1    Termination Prior to Retirement.........................7
7.2    Termination after Eligibility for Retirement............7


       ARTICLE VIII.  TIME AND FORM OF BENEFIT PAYMENT

8.1    Normal Form of Benefit..................................7
8.2    Optional Forms of Benefit...............................7


       ARTICLE IX.  PROVISION OF BENEFITS

9.1    Participant Contributions...............................7
9.2    Funding.................................................7


       ARTICLE X.  ADMINISTRATION OF THE PLAN

10.1   Powers and Duties of the Committee......................8


       ARTICLE XI.  MISCELLANEOUS

11.1   Prohibition Against Encumbrance.........................8
11.2   Right of Participant....................................8
11.3   Change in Control.......................................8


       ARTICLE XII.  AMENDMENT OR TERMINATION OF THE PLAN

12.1   Amendment..............................................11
12.2   Termination............................................11

ARTICLE I.    THE PLAN

1.1      ESTABLISHMENT AND RESTATEMENT OF THE PLAN

Effective March 5, 1996, Suburban Propane, L.P., a Delaware limited partnership (the "OLP"), established the Suburban Propane, L.P. Supplemental Executive Retirement Plan (the "Plan"), which is an unfunded supplemental retirement plan for select employees ("Participants") of the OLP. Effective January 1, 1998, the Pension Plan for Eligible Employees of Suburban Propane, L.P. (the "Qualified Plan") was amended and restated as a cash balance plan. In light of the conversion of the Qualified Plan to a cash balance formula, this Plan is hereby amended and restated effective January 1, 1998.

1.2      PURPOSE

The purpose of the Plan is to provide Participants with a minimum level of retirement income from the OLP, in addition to other sources of capital accumulation. The Plan is intended to be a non-qualified, deferred compensation plan for a "select group of management or highly compensated employees" as that term is used in the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). It is further intended that the Plan be unfunded for tax purposes as well as for purposes of Title I of ERISA.

As amended and restated, this Plan incorporates and replaces any agreement or arrangement between the Participants and the OLP with regard to nonqualified supplemental retirement benefits that was in existence prior to January 1, 1998.


ARTICLE II.   DEFINITIONS

Except as otherwise defined herein, each capitalized term shall have the meaning set forth in the Qualified Plan.

2.1 "AVERAGE FINAL COMPENSATION" shall mean the highest average annual Compensation for the 60 consecutive months in the last 120 months of Benefit Service affording the highest such average, or during all months of Benefit Service if less than 60. Any administrative procedure adopted relative to the calculation of Average Final Compensation for the Qualified Plan shall apply to this Plan.

2.2 "BOARD OF SUPERVISORS" shall mean the Board of Supervisors of the Partnership, except as otherwise specifically stated.

2.3 "COMMITTEE" shall mean the Compensation Committee of the Board of Supervisors.

2.4 "COMPENSATION" shall have the same meaning as in the Qualified Plan, except that Compensation shall be determined without regard to the dollar limitations on the amount of pay taken into account, which limitations are set forth in Section 1.14 of the Qualified Plan.

2.5 "DEFERRED RETIREMENT BENEFIT" shall mean the benefit payable to a Participant pursuant to the provisions of Section 5.2 (Deferred Retirement Benefit).

2.6 "DEFERRED RETIREMENT DATE" shall mean the first day of the month coincident with or immediately following the date a Participant retires after his or her Normal Retirement Date pursuant to the provisions of Section 4.2 (Deferred Retirement Date).

2.7 "DISABILITY RETIREMENT BENEFIT" shall mean the benefit payable to a Participant pursuant to Section 5.4 (Disability Retirement Benefit).

2.8 "EARLY RETIREMENT BENEFIT" shall mean the benefit payable to a Participant pursuant to Section 5.3 (Early Retirement Benefit).

2.9 "EARLY RETIREMENT DATE" shall mean the first day of the month coincident with or immediately following the date a Participant retires prior to his or her Normal Retirement Date pursuant to the provisions of Section 4.3 (Early Retirement Date).

2.10 "EXCESS COMPENSATION" shall mean Compensation in excess of the taxable wage base in effect under Section 230 of the Social Security Act for any Plan Year.

2.11 "MLP" shall mean Suburban Propane Partners, L.P., a Delaware limited partnership.

2.12 "NORMAL RETIREMENT BENEFIT" shall mean the benefit payable to a Participant pursuant to Section 5.1 (Normal Retirement Benefit).

2.13     "OLP" shall mean Suburban Propane, L.P.

2.14 "PARTICIPANT" shall mean a person who has become a participant in this Plan pursuant to Section 3.1, who is entitled to benefits hereunder. Participants shall be limited to a "select group of management or highly compensated employees" as that term is used in ERISA.

2.15 "PARTNERSHIP" shall mean Suburban Propane, L.P. and Suburban Propane Partners, L.P., Delaware limited partnerships and their successors.

2.16 "PENSION OFFSET" shall mean the amount of the monthly Accrued Benefit payable as of the determination date (reduced as applicable to reflect commencement of the benefit payable hereunder prior to Normal Retirement Date) to the Participant under the Qualified Plan in the form of a single life annuity, multiplied by twelve.

2.17 "PLAN" shall mean the Suburban Propane, L.P. Supplemental Executive Retirement Plan.

2.18 "QUALIFIED PLAN" shall mean the Pension Plan for Eligible Employees of Suburban Propane, L.P.

2.19 "RETIREMENT DATE" shall mean the Early Retirement Date, the Normal Retirement Date, or the Deferred Retirement Date, whichever is applicable.

ARTICLE III.  PARTICIPATION


3.1      PARTICIPATION

Participants will be limited to individuals who are named by the Committee and maintained in the minutes of its meetings.

3.2      CONTINUATION OF PARTICIPATION

(a) A person who has become a Participant in accordance with Section 3.1 shall, except as provided in subsection (b) below, continue as a Participant as long as he or she continues in the employment of the OLP and thereafter as long as he or she is entitled to benefits under the Plan.

(b) Subject to the provisions of Section 11.3 (Change in Control), the Committee may, in its sole discretion, remove a Participant from active participation in the Plan if the Participant is no longer an officer of the OLP. In this event, any benefits accrued under this Plan will be vested and payable at the Participant's Retirement Date in accordance with Article IV. Notwithstanding anything herein to the contrary, if
         (i) a Participant's employment is terminated for cause or mismanagement, as determined by the Committee in its sole discretion,
         (ii) the Participant is convicted of a felony, or (iii) the Participant's employment terminates prior to retirement as provided in
         Section 7.1, all rights under this Plan with respect to such Participant shall be forfeited.

(c) Subject to the provisions of Section 11.3 (Change in Control), the Committee, in its sole discretion, may cease payment of benefits under this Plan if the Committee determines in its sole discretion that the Participant is acting in bad faith against the Partnership or its subsidiaries, or has filed any legal suits, complaints, or grievances against the Partnership or its subsidiaries or any of its employees, plans, agents, fiduciaries in any court of law or tribunal, or with any federal, state, or municipal agency.


ARTICLE IV.   RETIREMENT DATE

4.1      NORMAL RETIREMENT DATE

A Participant who retires on his or her Normal Retirement Date shall be entitled to a Normal Retirement Benefit as determined in accordance with Section 5.1 (Normal Retirement Benefit).

4.2      DEFERRED RETIREMENT DATE

A Participant whose employment with the OLP continues beyond his or her Normal Retirement Date and whose entitlement to benefits under the Plan has not been forfeited in accordance with subsection (b) of Section 3.2 (Continuation of Participation), shall retire on a Deferred Retirement Date and shall be entitled to a Deferred Retirement Benefit in accordance with Section 5.2 (Deferred Retirement Benefit).

4.3      EARLY RETIREMENT DATE

A Participant who has attained age 55 and is credited with 10 or more years of Eligibility Service may retire at an Early Retirement Date. In such case, the Participant shall be entitled to an Early Retirement Benefit as determined under
Section 5.3 (Early Retirement Benefit).


ARTICLE V.    RETIREMENT BENEFITS

5.1      NORMAL RETIREMENT BENEFIT

The annual amount of the Normal Retirement Benefit payable hereunder shall be determined as follows:

(a) For Annuity Starting Dates or other determination dates on or after January 1, 1998 and prior to January 1, 2003, a Participant's Normal Retirement Benefit shall be equal to the excess of:

         (i) (A) the greater of a Participant's Pension benefit (determined using Average Final Compensation as defined herein) or the accrued benefit based on the Basic Account (determined using Compensation and Excess Compensation as defined herein), plus (B) the accrued benefit based on the Supplemental Account, if any (determined using Compensation and Excess Compensation as defined herein); over (ii) the Participant's Pension Offset.

(b) For Annuity Starting Dates or other determination dates on or after January 1, 2003, a Participant's Normal Retirement Benefit shall be equal to the excess of:

         (i) (A) the greater of a Participant's Pension benefit determined as of January 1, 2003 (based on Compensation, Benefit Service, and all other relevant factors as of January 1, 2003) or the accrued benefit based on the Basic Account (determined using Compensation and Excess Compensation as defined herein), plus (B) the accrued benefit based on the Supplemental Account, if any (determined using Compensation and Excess Compensation as defined herein); over

         (ii)  the Participant's Pension Offset.

Distribution of a Participants Normal Retirement Benefit under this Plan shall commence at such time as distribution of his or her Retirement Benefit commences under the Qualified Plan.

5.2      DEFERRED RETIREMENT BENEFIT

If a Participant remains in employment after his or her Normal Retirement Date and is entitled to a benefit in accordance with Section 4.2 (Deferred Retirement
Date), the Participant shall be entitled to the benefit determined under Section
5.1 based on his or her Benefit Service (as applicable) to the Deferred Retirement Date. Benefit payments to such a Participant shall be postponed until the Participant's actual retirement on the Deferred Retirement Date and shall commence at such time as distribution of his or her Retirement Benefit commences under the Qualified Plan.

5.3      EARLY RETIREMENT BENEFIT

A Participant retiring prior to his or her Normal Retirement Date, as provided in Section 4.3 (Early Retirement Date), shall be entitled to receive a benefit, commencing on such Normal Retirement Date, equal to the amount determined under
Section 5.1 based on his or her Average Final Compensation, Compensation, Excess Compensation, and Benefit Service (as applicable) determined on such Early Retirement Date.

In lieu of such benefit commencing on the Normal Retirement Date, the Participant may elect to have such benefit commence on the first day of any month following his or her Early Retirement Date, provided he or she elects to commence distribution of his or her benefit under the Qualified Plan on the same date. If the Participant's benefit under the Qualified Plan is determined to be based upon his or her Pension benefit, the Participant's benefit shall be reduced by 5/12 of one percent for each month by which such Early Retirement Date precedes the first day of the calendar month following his or her 62nd birthday.

5.4      DISABILITY RETIREMENT BENEFIT

(a)      This  paragraph  shall  apply  only  to  Participants   who  commenced
         receiving benefits under the OLP's long term disability program before January 1, 1998 and had not commenced receiving benefits under the Qualified Plan as of January 1, 1998. A Participant who has become disabled before his or her Normal Retirement Date but after completing five years of Eligibility Service shall be entitled to a Disability Retirement Benefit calculated in accordance with Section 5.1(a), as modified by Section 4.05(a) of the Qualified Plan. A Participant who is entitled to a Disability Retirement Benefit under this paragraph and satisfies the age and service requirements for an Early Retirement Benefit in accordance with Section 5.3 shall be entitled to commence payment of his or her Disability Retirement Benefit prior to his or her Normal Retirement Date in accordance with Section 5.3, provided the Participant elects to commence distributions from the Qualified Plan on that date.

(b) This paragraph shall apply only to Participants who commence receiving benefits under the OLP's long term disability program on or after January 1, 1998. A Participant who has become disabled after completing five years of Eligibility Service shall be entitled to a Disability Retirement Benefit calculated in accordance with Section 5.1(a), as modified by Section 4.05(b) of the Qualified Plan. A Participant who is entitled to a Disability Retirement Benefit under this paragraph and satisfies the age and service requirements for an Early Retirement Benefit in accordance with Section 5.3 shall be entitled to commence payment of his or her Disability Retirement Benefit as of the second anniversary of the date the Participant commenced receiving benefits under the OLP's long term disability program, provided the Participant elects to commence distributions from the Qualified Plan on that date.

(c) Participants who commence receiving benefits under the OLP's long term disability program on or after January 1, 2003 shall be entitled to a Disability Retirement Benefit calculated in accordance with Section 5.1(b), as modified by Sections 4.05(b) and (c) of the Qualified Plan. A Participant who is entitled to a Disability Retirement Benefit under this paragraph and satisfies the age and service requirements for an Early Retirement Benefit in accordance with Section 5.3 shall be entitled to commence payment of his or her Disability Retirement Benefit as of the second anniversary of the date the Participant commenced receiving benefits under the OLP's long term disability program, provided the Participant elects to commence distributions from the Qualified Plan on that date.

(d) If the Participant's benefits under the OLP's long term disability plan are discontinued prior to Normal Retirement Date and the Participant does not return to service with the OLP or an Affiliated OLP, he or she will be entitled to receive an Early Retirement Benefit calculated in accordance with Section 5.3, provided the Participant then satisfies the eligibility requirements for such benefit and elects to commence distribution of his or her benefit under the Qualified Plan on such date.

5.5      ADJUSTED AGE AND BENEFIT SERVICE

The Committee may, in its sole discretion, determine an adjusted Benefit Service and/or an adjusted age for the Participant. The adjusted Benefit Service may be 1, 2, 3, 4, or 5 years more than the Participant's actual Benefit Service (subject to the 35 years maximum for Benefit Service). The adjusted age may be 1, 2, 3, 4, or 5 years more than the Participant's actual age.

In determining  the amount of a  Participant's  benefit in accordance  with this
Article V, a Participant's adjusted age and adjusted Benefit Service shall be used as if they were his or her actual age and Benefit Service. However, under no circumstances shall benefits commence under this Plan prior to commencement of benefits under the Qualified Plan.


ARTICLE VI.   DEATH BENEFITS

6.1      PRIOR TO RETIREMENT

Upon the death of a Participant prior to retirement, his or her surviving spouse, if any, shall be entitled to a benefit hereunder if such surviving spouse is entitled to a benefit under the Qualified Plan. The amount and form (including commencement date) of the benefit payable to the surviving spouse shall be calculated in the same manner as the spouse's death benefit provided for in Section 4.06 of the Qualified Plan, however, on the basis of the formula set forth in Section 5.1 herein.

6.2      AFTER RETIREMENT

There is no benefit payable under the Plan in the event of the Participant's death after payment of the retirement benefit has commenced unless an option is in effect in accordance with Section 8.2 (Optional Forms of Benefits).

ARTICLE VII.  IN EVENT OF TERMINATION OF EMPLOYMENT

7.1      TERMINATION PRIOR TO RETIREMENT

Subject to Section 11.3 (Change of Control), if a Participant's employment with the OLP ceases for any reason and the Participant or his spouse is not eligible for a benefit under the provisions of Article IV (Retirement Date), Article VI (Death Benefits), or Section 5.4 (Disability Benefits), no benefits shall become payable to such Participant or his spouse under this Plan.

7.2      TERMINATION AFTER ELIGIBILITY FOR RETIREMENT

A Participant whose employment with the OLP ceases for any reason other than death and who is eligible to retire under the provisions of Article IV (Retirement Date), shall be deemed to have retired or to have been retired by the Company and shall be entitled to the appropriate benefits, subject to any possible forfeiture of benefits pursuant to Section 3.2.


ARTICLE VIII. TIME AND FORM OF BENEFIT PAYMENT

8.1      NORMAL FORM OF BENEFIT

Except as otherwise provided in Section 8.2, the retirement benefit shall be payable as a monthly annuity as of the first day of each calendar month for the life of the Participant with benefits ceasing upon the Participant's death.

8.2      OPTIONAL FORMS OF BENEFIT

If a Participant is entitled to a benefit from the Qualified Plan, the benefit under this Plan may be paid in the same form as the Qualified Plan's benefit is payable so long as the Committee approval is secured. If such form of payment is other than a Single Life Annuity, the amount of the benefit otherwise payable under this Plan shall be actuarially adjusted in the same manner that benefits are to be adjusted under the Qualified Plan.


ARTICLE IX.   PROVISION OF BENEFITS

9.1      PARTICIPANT CONTRIBUTIONS

Participants shall make no contributions under the Plan.

9.2      FUNDING

Benefit payments from the Plan will be made from the general assets of the OLP in accordance with such arrangements as the OLP may deem necessary and proper to fulfill its agreement hereunder.

ARTICLE X.    ADMINISTRATION OF THE PLAN

10.1     POWERS AND DUTIES OF THE COMMITTEE

The Committee, in addition to all the powers and duties specified in the various provisions of the Plan, shall have the exclusive right to interpret the Plan and decide any matter arising in connection with the administration of the Plan in its sole discretion.


ARTICLE XI.   MISCELLANEOUS

11.1     PROHIBITION AGAINST ENCUMBRANCE

Except in the case of a court order which meets the requirements of a "qualified domestic relations order" as defined in Section 414(p) of the Internal Revenue Code of 1986, no right to benefits under the Plan shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors of a Participant or the Participant's spouse. If the interest of any Participant or Participant's beneficiary would, but for this Section 11.1, cease in whole or in part to be enjoyed by such individual, the Committee, in its sole discretion, may direct that the funds constituting such interest be withheld or it may expend such funds for the direct maintenance and support of the Participant, and the Participant's spouse, children, or dependents as the Committee deems fit and proper in its sole discretion.

11.2     RIGHT OF PARTICIPANT

Neither the adoption of the Plan nor its operation shall in any way affect the right and power of the OLP to dismiss or otherwise terminate the employment, or to change the terms of employment or amount of compensation, of any Participant at any time or for any reason. The Plan constitutes a mere promise by the OLP to make benefit payments in the future, and Participants in the Plan shall have the status of general unsecured creditors of the OLP.

11.3     CHANGE IN CONTROL

(a) The Plan will terminate effective on the close of business 30 days following a Change in Control, as hereinafter defined. Upon such Change in Control, Section 12.1 (Amendment) shall become null and void. Additionally, each Participant will be deemed retired and his or her benefit under Section 5.1 shall be determined as of the date this Plan is terminated. A lump sum payment equivalent to the present value of each Participant's benefit payable under this Plan, utilizing the lesser of the prime rate of interest as published in the Wall Street Journal (New York edition) as of the date of a Change in Control or 8%, whichever is less, as the discount rate to determine the present value -of accrued benefits, shall be paid as soon as practical following such date of a Change in Control, but in no event later than 90 days. All other actuarial assumptions to be utilized shall be those in effect as at the last actuarial valuation of the Qualified Plan prior to such Change in Control.

(b) For purposes of this Section 11.3, prior to May 26, 1999, "Change in Control" means the occurrence during the term of the Plan of:

         (i) an acquisition (other than directly from the MLP) of Common Units, Subordinated Units or voting equity interests of the MLP ("VOTING SECURITIES") by any "Person" (as the term person is used for purposes of Section 13 ) (d) or 14(d) of the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT")), other than the MLP, HM Holdings, Inc. or any of their affiliates, immediately after which such Person has "BENEFICIAL OWNERSHIP" (within the meaning of Rule l3d-3 promulgated under the Exchange
               Act) or more than twenty five percent (25%) of the combined voting power of the MLP's then outstanding Common Units; PROVIDED, HOWEVER, that in determining whether a Change of Control has occurred, Common Units which are acquired in a
               "NON-CONTROL ACQUISITION" (as hereinafter defined) shall not constitute an acquisition which would cause a Change of Control. A "NON-CONTROL ACQUISITION" shall mean an acquisition by (i) an employee benefit plan (or a trust forming a part thereof) maintained by (A) the MLP or the Partnership or (B) any corporation, partnership or other Person of which a majority of its voting power or its voting equity securities or equity interest is owned, directly or indirectly, by the MLP (for purposes of this definition, a "SUBSIDIARY"), (ii) the MLP or its Subsidiaries, or (iii) any Person in connection with a "NON-CONTROL TRANSACTION" (as hereinafter defined);

         (ii) approval by the partners of the MLP of (A) a merger, consolidation or reorganization involving the MLP, unless (x) the holders of Common Units immediately before such merger, consolidation or reorganization own, directly or indirectly immediately following such merger, consolidation or reorganization, at least sixty percent (60%) of the combined voting power of the outstanding Common Units of the entity resulting from such merger, consolidation or reorganization (the "SURVIVING ENTITY") in substantially the same proportion as their ownership of the Common Units immediately before such merger, consolidation or reorganization, and (y) no person or entity (other than the MLP, any Subsidiary, any employee benefit plan (or any trust forming a part thereof) maintained by the MLP, the Partnership, the Surviving Entity, or any Person who, immediately prior to such merger, consolidation or reorganization had Beneficial Ownership of more than twenty five percent (25%) of the then outstanding Common Units), has Beneficial Ownership of more than twenty five percent (25%) of the combined voting power of the Surviving Entity's then outstanding voting securities; (B) a complete liquidation or dissolution of the MLP; or (C) the sale or other disposition of 50% or more of the net assets of the MLP to any Person (other than a transfer to a Subsidiary). A transaction described in clauses (x) or (y) of subsection (A) hereof shall be referred to as a "NON-CONTROL TRANSACTION;" or

         (iii) A "QUALIFIED OWNER OR QUALIFIED OWNERS" (as defined below) not having, in the aggregate, Beneficial Ownership of at least 50.1% of the capital stock of the General Partner (as defined in the Amended and Restated Agreement of Limited Partnership of Suburban Propane Partners, L.P.,) (by vote and value). For purposes of this Section 11.3, "QUALIFIED OWNER" shall mean (a) Quantum Chemical Corporation, (b) SCM Chemicals Inc., or (c) the publicly-traded person that owns (or that owned at any time after the date hereof), directly or indirectly, 50.1 % of the issued and outstanding stock of Quantum Chemical Corporation or SCM Chemicals Inc.

         Notwithstanding the foregoing, a Change of Control shall not be deemed to occur solely because any Person (the "SUBJECT PERSON") acquired Beneficial Ownership of more than the permitted amount of the outstanding Voting Securities as a result of the acquisition of Voting Securities by the MLP which, by reducing the number of Voting
         Securities outstanding, increases the proportional number of units Beneficially Owned by the Subject Person, provided that if a Change of Control would occur (but for the operation of this sentence) as a result of the acquisition of Voting Securities by the MLP, and after such acquisition by the MLP, the Subject Person becomes the Beneficial Owner of any additional Voting Securities which increases the percentage of the then outstanding Voting Securities Beneficially Owned by the Subject Person, then a Change of Control shall occur.

(c) Notwithstanding anything in Section 11.3(b) above to the contrary, effective May 26, 1999, for purposes of this Section 11.3 "CHANGE OF CONTROL" shall mean the occurrence during the term of the Plan of:


         (i) an acquisition (other than directly from the MLP) of the Common Units or voting equity interests of the MLP ("VOTING SECURITIES") by any "PERSON" (as the term is used for purposes of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT")), other than the MLP, Suburban Energy Services Group LLC or any of their affiliates, immediately after which such Person has "BENEFICIAL Ownership" (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of more than twenty-five percent (25%) of the combined voting power of the MLP's then outstanding Common Units; PROVIDED, HOWEVER, that in determining whether a Change of Control has occurred, Common Units which are acquired in a "NON-CONTROL ACQUISITION" shall not constitute an acquisition which would cause a Change of Control. A "NON-CONTROL ACQUISITION" shall mean an acquisition by (i) an employee benefit plan (or a trust forming a part thereof) maintained by (A) the MLP or the Partnership or (B) any corporation, partnership or other Person of which a majority of its voting power of its voting equity securities or equity interest is owned, directly or indirectly, by the MLP (for the purposes of this definition, a "SUBSIDIARY"), (ii) the MLP or its Subsidiaries, or (iii) any Person in connection with a "NON-CONTROL TRANSACTION" (as hereinafter defined); or

         (ii) approval by the partners of the MLP of (A) a merger, consolidation or reorganization involving the MLP, unless (x) the holders of the Common Units immediately before such merger, consolidation or reorganization own, directly or indirectly immediately following such merger, consolidation or reorganization, at least sixty percent (60%) of the combined voting power of the outstanding Common Units of the entity resulting from such merger, consolidation or reorganization (the

               "SURVIVING ENTITY") in substantially the same proportion as their ownership of the Common Units immediately before such merger, consolidation or reorganization, and (y) no person or entity (other than the MLP, any Subsidiary, any employee benefit plan (or any trust forming a part thereof) maintained by the MLP, the Partnership, any Subsidiary, the Surviving Entity, or any Person who, immediately prior to such merger, consolidation or reorganization had Beneficial Ownership of more than twenty-five percent (25%) of the then outstanding Common Units), has Beneficial Ownership of more than twenty-five percent (25%) of the combined voting power of the Surviving Entity's then outstanding voting securities; (B) a complete liquidation or dissolution of the MLP; or (C) the sale or other disposition of fifty percent (50%) or more of the net assets of the MLP to any Person (other than a transfer to a Subsidiary). A transaction described in clause (x) or (y) of subsection (A) hereof shall be referred to as a "NON-CONTROL TRANSACTION."

         Notwithstanding the foregoing, a Change of Control shall not be deemed to occur solely because any Person (the "SUBJECT PERSON") acquired Beneficial Ownership of more than the permitted amount of the outstanding Voting Securities as a result of the acquisition of Voting Securities by the MLP which, by reducing the number of Voting
         Securities outstanding, increases the proportional number of units Beneficially Owned by the Subject Person, provided that if a Change of Control would occur (but for the operation of this sentence) as a result of the acquisition of the Voting Securities by the MLP, and after such acquisition of Voting Securities by the MLP, the Subject Person becomes the Beneficial Owner of any additional Voting Securities which increases the percentage of the then outstanding Voting Securities Beneficially Owned by the Subject Person, then a Change of Control shall occur.


ARTICLE XII.  AMENDMENT OR TERMINATION OF THE PLAN

12.1     AMENDMENT

The Board of Supervisors reserves the right at any time and from time to time, to modify or amend, in whole or in part, any or all of the provisions of the Plan. No such amendment shall adversely affect any Participants or Participant's beneficiary's rights to benefits accrued under the Plan prior the effective date of the amendment.

12.2     TERMINATION

The Board of Supervisors shall have the right to terminate the Plan at any time provided that such action shall not adversely affect any Participant's or Participant's beneficiary's rights to benefits accrued under the Plan prior to such action.

ARTICLE XIII.  APPLICATION OF PLAN TO MARK A. ALEXANDER

The application of the Plan to Mark A. Alexander shall be governed by the attached Schedule A which is hereby incorporated by reference.



                                            By: /S/ MICHAEL M. KEATING
                                                ---------------------------
                                                Michael M. Keating
                                                Vice President - Human Resources
                                                and Administration

                                                                EXHIBIT 10.17
                                                                -------------


                             FIRST AMENDMENT TO THE
                          COMPENSATION DEFERRAL PLAN OF
                       SUBURBAN PROPANE PARTNERS, L.P. AND
                             SUBURBAN PROPANE, L.P.


     WHEREAS, the Board of Supervisors (the "Board") of Suburban Partners Propane, L.P. and Suburban Propane, L.P. and adopted the Compensation Deferral Plan of Suburban Propane Partners, L.P. and Suburban Propane, L.P. (the "Deferral Plan") effective as of May 26, 1999; and

     WHEREAS, the Board desires to amend the Deferral Plan to allow a participant who elects to make an additional deferral election pursuant to
Section 6.6 of the Deferral Plan to commence the distribution of the quarterly distribution on the participant's Deferred Units made following the Acquisition Loan Termination Date; and

     WHEREAS, Section 10.8 of the Deferral Plan authorizes the committee appointed by the Board (the "Committee") to amend the Deferral Plan;

     NOW, THEREFORE, the Deferral Plan is hereby amended as follows:

     1. Effective as of November 5, 2001, Section 6.6 of the Deferral Plan is hereby amended by adding a new subsection 6.6(c) to read as follows:

     (c) The additional deferral election shall specify whether the Participant shall have each Quarterly Distribution on the Common Units credited to such Participant's account following the Acquisition Loan Termination Date (i) distributed as soon as practicable following the date such distributions are made or (ii) distributed at the same time (and in the same proportion) as the Common Units credited to the Participant's account are distributed.

     2. In all other respects, the Deferral Plan is hereby ratified and affirmed.

     IN WITNESS WHEREOF, this instrument has been executed on November 5, 2001.



                                          By:  /S/ MICHAEL M. KEATING
                                               ---------------------------
                                               Michael M. Keating
                                               Vice President of Human Resources
                                               and Administration

                                                                 EXHIBIT 10.18
                                                                 -------------














                                SUBURBAN PROPANE

                      RETIREMENT SAVINGS & INVESTMENT PLAN

                      (Restated Effective January 1, 1998)

                                TABLE OF CONTENTS
                                    ARTICLE I

                                   DEFINITIONS


1.1      "Account"......................................................... 1
1.2      "Affiliate"....................................................... 1
1.3      "Appropriate Notice".............................................. 1
1.4      "Beneficiary"..................................................... 1
1.5      "Board" or "Board of Supervisors"................................. 1
1.6      "Code"............................................................ 1
1.7      "Committee"....................................................... 1
1.8      "Company"......................................................... 1
1.9      "Compensation".................................................... 1
1.10     "Compensation Deferral Contributions"............................. 2
1.11     "Compensation Deferral Contributions Account"..................... 2
1.12     "Effective Date".................................................. 2
1.13     "Eligible Employee"............................................... 2
1.14     "Employee"........................................................ 2
1.15     "Employee Contribution Account"................................... 3
1.16     "Employer"........................................................ 3
1.17     "Employer Matching Contributions"................................. 3
1.18     "Employer Matching Contributions Account"......................... 3
1.19     "Employer Securities"............................................. 3
1.20     "ERISA"........................................................... 3
1.21     "ESOP Account".................................................... 3
1.22     "Hour of Service"................................................. 3
1.23     "Investment Fund"................................................. 4
1.24     "Investment Manager".............................................. 4
1.25     "Leased Employee"................................................. 4
1.26     "Leave of Absence"................................................ 4
1.27     "Member".......................................................... 5
1.28     "Parental Leave".................................................. 5
1.29     "Plan"............................................................ 5
1.30     "Plan Year"....................................................... 5
1.31     "Prior Plan"...................................................... 5
1.32     "Prior Plan Account".............................................. 6
1.33     "Related Employer"................................................ 6
1.34     "Required Beginning Date"......................................... 6
1.35     "Retirement"...................................................... 6
1.36     "Rollover Contribution"........................................... 6
1.37     "Rollover Contribution Account"................................... 6
1.38     "Service"......................................................... 6
1.39     "Suspense Account"................................................ 6
1.40     "Total and Permanent Disability".................................. 6
1.41     "Trustee"......................................................... 7
1.42     "Trust Fund"...................................................... 7
1.43     "Valuation Date".................................................. 7

                                   ARTICLE II

                           ELIGIBILITY AND MEMBERSHIP


2.1      Members on the Effective Date..................................... 7
2.2      Eligible Employees on and after the Effective Date................ 7
2.3      Completion of Appropriate Notice.................................. 7
2.4      Elections Upon Becoming A Member.................................. 7
2.5      Beneficiary Designation........................................... 8
2.6      Transfers to or from Non-Covered Status........................... 8
2.7      Rollover Contributions From Other Plans........................... 8


                                   ARTICLE III

                       COMPENSATION DEFERRAL CONTRIBUTIONS


3.1      Compensation Deferral Contributions............................... 9
3.2      Changes and Suspension of Contributions........................... 9
3.3      Transfer of Contributions to Trustee.............................. 9


                                   ARTICLE IV

            LIMITATIONS ON, AND DISTRIBUTION OF, EXCESS COMPENSATION
               DEFERRAL CONTRIBUTIONS AND EXCESS EMPLOYER MATCHING
                  CONTRIBUTIONS OF HIGHLY COMPENSATED EMPLOYEES


4.1      Limitations....................................................... 10
4.2      Control of Compensation Deferral Contributions
         and Employer Matching Contributions and
         Distribution of Excess............................................ 11
4.3      Limitation of Annual Additions.................................... 13

                                    ARTICLE V

                         EMPLOYER MATCHING CONTRIBUTIONS


5.1      Amount of Employer Matching Contributions......................... 16
5.2      Treatment of Forfeitures.......................................... 17
5.3      Transfer of Contributions to Trustees............................. 17


                                   ARTICLE VI

                                    ACCOUNTS


6.1      Maintenance of Accounts........................................... 18
6.2      Valuations........................................................ 18


                                   ARTICLE VII

                               VESTING OF ACCOUNTS


7.1      Employer Matching Contributions Account........................... 18
7.2      Other Accounts.................................................... 18
7.3      Earlier Vesting in Employer Matching
         Contributions Accounts............................................ 18
7.4      Forfeitures....................................................... 19

                                  ARTICLE VIII

                             INVESTMENT OF ACCOUNTS


8.1      Investment of Accounts............................................ 19
8.2      Redirection of Future Contributions............................... 20
8.3      Reinvestment of Prior Contributions............................... 20
8.4      Statements of Accounts............................................ 20
8.5      Crediting of Accounts............................................. 20
8.6      Correction of Errors.............................................. 21
8.7      Investment of Deferred Distributions.............................. 21


                                   ARTICLE IX

                     WITHDRAWALS AND LOANS DURING EMPLOYMENT


9.1      Withdrawal Options................................................ 21
9.2      Hardship Withdrawals.............................................. 22
9.3      Values............................................................ 23
9.4      Payment of Withdrawals............................................ 23
9.5      Loans............................................................. 24


                                    ARTICLE X

                                  DISTRIBUTION


10.1     Amount of Distribution............................................ 25
10.2     Notice of Options and Normal Form of Distribution................. 26
10.3     Alternate Form of Distribution.................................... 27
10.4     Identity of Payee................................................. 27
10.5     Non-alienation of Benefits........................................ 28
10.6     Qualified Domestic Relations Order................................ 28
10.7     Commencement of Benefits.......................................... 29
10.8     Spousal Consent................................................... 29
10.9     Lump Sum Payment Without Election................................. 29
10.10    Trustee to Trustee Transfers...................................... 30


                                   ARTICLE XI

                           ADMINISTRATION OF THE PLAN


11.1     Plan Administrator................................................ 30
11.2     Board of Supervisors.............................................. 31
11.3     Appointment of the Committee...................................... 31
11.4     Compensation, Expenses............................................ 31
11.5     Committee Actions, Agents......................................... 31
11.6     Committee Meetings................................................ 31
11.7     Authority and Duties of the Committee............................. 32
11.8     Personal Liability................................................ 32
11.9     Dealings Between Committee and Individual Members................. 32
11.10    Information to be Supplied by the Employer........................ 32
11.11    Records........................................................... 33
11.12    Fiduciary Capacity................................................ 33
11.13    Fiduciary Responsibility.  If a Plan fiduciary acts in
         accordance with ERISA, Title I, Subtitle B Part 4................. 33
11.14    Claim Procedure................................................... 33

                                   ARTICLE XII

                             OPERATION OF THE TRUST

12.1     Trust Fund........................................................ 34
12.2     Trustee........................................................... 34
12.3     Investment Manager................................................ 34
12.4     Purchase and Holding of Securities................................ 35
12.5     Voting of Employer Securities..................................... 35
12.6     Disbursement of Funds............................................. 35
12.7     Exclusive Benefit of Members...................................... 35


                                  ARTICLE XIII

                        AMENDMENT, TERMINATION AND MERGER


13.1     Right to Amend.................................................... 36
13.2     Suspension or Termination......................................... 36
13.3     Merger, Consolidation of Transfer................................. 36


                                   ARTICLE XIV

                                  MISCELLANEOUS


14.1     Uniform Administration............................................ 37
14.2     Payment Due an Incompetent........................................ 37
14.3     Source of Payments................................................ 37
14.4     Plan Not a Contract of Employment................................. 37
14.5     Applicable Law.................................................... 37
14.6     Unclaimed Amounts................................................. 37


                                   ARTICLE XV

                              TOP HEAVY PROVISIONS


15.1     Application....................................................... 38
15.2     Minimum Contribution.............................................. 38
15.3     Adjustment to limitation on Benefits.............................. 39
15.4     Definitions....................................................... 39
15.5     Effect of Change in Application Legislation
         or Regulation..................................................... 41

                                    ARTICLE I

                                   DEFINITIONS


     As used herein, unless otherwise defined or required by the context, the following words and phrases shall have the meanings indicated. Some of the words and phrases used in the plan are not defined in this Article I, but, for convenience are defined as they are introduced into the text.

     1.1 "ACCOUNT" means a Member's Employee Contributions Account,Compensation Deferral Contributions Account, Rollover Contribution Account, Employer Matching Contributions Account, ESOP Account and Prior Plan Account, as the context requires.

     1.2 "AFFILIATE" means any company which is related to the Employer as a member of a controlled group of corporations in accordance with Section 414(b) of the Code, as a trade or business under common control in accordance with
Section 414(c) of the Code or members of an affiliated service group as defined under Section 414(m) of the Code.

     1.3 "APPROPRIATE NOTICE" means the written form, electronic procedure or other method prescribed by the Committee to convey information for a particular purpose.

     1.4 "BENEFICIARY" means the person or persons designated by the Plan or by a Member under Section 2.5 (Beneficiary Designation) to receive benefits payable under the Plan as a result of the Member's death.

     1.5 "BOARD" or "BOARD OF SUPERVISORS" means the Board of Supervisors of the Company.

     1.6 "CODE" means the Internal Revenue Code of 1986, as amended from time to time and references to sections thereof shall be deemed to include any such sections as amended, modified or renumbered.

     1.7 "COMMITTEE" means the Benefits Administration Committee appointed in accordance with Section 11.3 (Appointment of Committee).

     1.8  "COMPANY" means Suburban Propane Partners L.P.

     1.9 "COMPENSATION" means with respect to a Plan Year, the sum of the amount reported by the Employer to the Internal Revenue Service on Form W-2 as the Member's compensation for such calendar year (including commissions to the extent specified by the Committee under regulations uniformly applicable to all employees similarly situated) the amount of any Compensation Deferral Contributions made on such Member's behalf to the Plan and the amount, if any, contributed to a cafeteria plan that is excluded from gross income pursuant to
Section 125 of the Code; but exclusive of bonuses, overtime pay, termination or severance pay, prizes, awards, grievance settlements, overseas cost of living allowances, relocation allowances, mortgage assistance, executive perquisites, stock options, and such other extraordinary items or remuneration as the Committee shall determine from time to time pursuant to such uniform and nondiscriminatory rules as it shall adopt. On and after January 1, 1989 the Compensation of each Employee taken into account under the Plan for any Plan Year shall not exceed $200,000 as thereafter adjusted for inflation in accordance with Section 415(d) of the Code. For Plan Years beginning after 1993 the Compensation of each Employee taken into account under the Plan for any such Plan Year shall not exceed $150,000 as thereafter adjusted for inflation in accordance with Section 401(a)(17)(B) of the Code.

     1.10 "COMPENSATION DEFERRAL CONTRIBUTIONS" means contributions made by the Employer pursuant to an election by the Member to reduce the cash compensation otherwise currently payable to such Member by an equivalent amount, in accordance with the provisions of Section 3.1 (Compensation Deferral Contributions).

     1.11 "COMPENSATION DEFERRAL CONTRIBUTIONS ACCOUNT" means the separate account maintained for a Member to record such Member's share of the Trust Fund attributable to Compensation Deferral Contributions made on such Member's behalf to the Plan or equivalent contributions made to a Prior Plan.

     1.12 "EFFECTIVE DATE" means January 1, 1994, the date the Plan was spun off from the Quantum Savings & Stock Ownership Plan.

     1.13 "ELIGIBLE  EMPLOYEE" means any active,  full--time Employee other than
(i) an individual who is covered by a collective bargaining agreement between the Employer and any union unless participation by such Employee in the Plan has been agreed to by the parties to such agreement, (ii) a "leased employee" within the meaning of Code Section 414(n), (iii) an individual who is receiving a pension or severance pay from the Employer or (iv) any individual under contract (whether oral or in writing) with the Employer as a fee for service worker, an independent contractor or a worker in any other capacity that is not intended by such contract to create the relationship of employer and employee, whether of not any such contract is in derogation of the common law and notwithstanding any third party determination that the relationship of employer and employee exists for any other purpose.

     A part-time Employee shall be eligible to participate in the Plan after completion of at least 1,000 Hours of Service during the consecutive twelve-month period immediately following such Employee's date of hire or during any Plan Year.

     1.14 "EMPLOYEE" means each individual employed by the Employer or an Affiliate, including any leased employee and any other individual required to be treated as an employee pursuant to Code Section 414(n).

     1.15 "EMPLOYEE CONTRIBUTIONS ACCOUNT" means the separate account maintained for a Member to record such Member's share of the Trust Fund attributable to previously permitted after-tax contributions by the Member to the Quantum Savings and Stock ownership Plan.

     1.16 "EMPLOYER" means Suburban Propane L.P. and its subsidiaries.

     1.17 "EMPLOYER  MATCHING   CONTRIBUTIONS"   means  the   Employer  matching
contributions made to the Trust Fund pursuant to Article V (Employer Matching Contributions).

     1.18 "EMPLOYER MATCHING CONTRIBUTIONS ACCOUNT" means the separate Account maintained for a Member to record such Member's share of the Trust Fund attributable to Employer Matching Contributions made on such Member's behalf.

     1.19 "EMPLOYER SECURITIES" means the sponsored American Depositary Shares traded on the New York Stock Exchange each of which represent five shares of capital stock of, Hanson PLC, an English company, which was the ultimate parent company of the Employer prior to March 1, 1996. Employer Securities shall also include shares distributed to holders of Employer Securities as a dividend or in a corporate reorganization of Hanson PLC.

     1.20 "ERISA" means Public Law No. 93-406, the Employee Retirement Income Security Act of 1974, as amended.

     1.21 "ESOP ACCOUNT" means the separate account maintained for each Member's share of the Trust Fund attributable to certain matching contributions or stock bonus contributions made to the Quantum Savings and Stock Ownership Plan prior to October 1, 1993 under the Employee Stock Ownership Plan ("ESOP") provisions of the Plan.

     1.22 "HOUR OF SERVICE" means each hour for which an Employee is paid, or entitled to payment, or receives earned income from an Employer or an Affiliate:

          (a) for performance of duties;
          (b) on account of a period of time during which no duties were performed, provided that except in the case of an Leave of Absence, no more than 501 Hours of Service shall be credited for any single continuous period during which an Employee performs no duty, and provided that no Hours of Service shall be credited for periods of time in respect of which an Employee receives severance pay or for payments made or due under a plan maintained solely for the purpose of complying with applicable workers' compensation, unemployment compensation or disability insurance laws, or for reimbursement of medical expenses; and

          (c) for which back pay, irrespective of mitigation of damages, is awarded or agreed to by the Employer provided that Hours of Service credited under (a) or (b) shall not be credited under (c).

     Hours of Service credited to an Employee for the performance of duties will be credited to the computation period in which the duties are performed. The determination of Hours of Service for reasons other than the performance of duties shall be made in accordance with the provisions of Labor Department Regulations Section 2530.200b--2(b), and Hours of Service shall be credited to the computation periods to which the award or agreement pertains. Except in the case of a Leave of Absence, not more than 501 Hours of Service shall be credited for any continuous period during which an Employee performs no duty or, in the case of service required to be credited for payments of back pay awarded or agreed to, for a period during which an employee did not or would not have performed duties.

     To the extent not credited above, for periods of Leave of Absence an Employee shall be credited with a number of Hours of Service for each week of such Leave of Absence equal to the Employee's weekly average number of Hours of Service scheduled for the six--week period immediately preceding such Leave of Absence.

     In any case in which an individual becomes an Employee upon the acquisition of all or a portion of the business of his or her former employer by the Employer or an Affiliate, whether by merger, acquisition of assets or stock, or otherwise, his or her service with his or her predecessor employer shall be included in determining his or her Hours of Service if, and to the extent that, such service is required to be credited hereunder (A) by section 414(a) of the Code and any regulations promulgated thereunder, (B) by the terms of the agreement pursuant to which the business of such former employer was acquired by the Employer or an Affiliate, or (C) by vote of the Board of Supervisors.

     1.23 "INVESTMENT FUND" means any one of the investment funds prescribed by the Committee as described in Section 8.1 (Investment of Accounts).

     1.24 "INVESTMENT MANAGER" means the individual and/or other entity appointed in accordance with Section 12.3 (Investment Manager) who has acknowledged in writing that such individual is a fiduciary with respect to the Plan and who is:

          (a) registered as an investment adviser under the Investment Advisers Act of 1940, or (b) a bank, as defined in such Act, or (c) an insurance company qualified to manage, assign or dispose of assets of pension plans.

     1.25 "LEASED EMPLOYEE" shall mean any person described in Code Section 414(n)(6).

     1.26 "LEAVE OF ABSENCE" means an absence or interruption of service approved by the Committee under uniform and nondiscriminatory rules and procedures. Members on leave of absence for service in the Armed Forces of the United States, however, shall be deemed to have been on Leave of Absence, provided they return to service with an Employer within the required time limitations set forth in the then applicable laws governing reemployment rights of persons inducted, or who have enlisted, in the Armed Forces.

     1.27 "MEMBER" means an Eligible Employee who has become a member of the Plan in accordance with Article II (Eligibility and Membership). Each Member shall continue to be such until the later of the date such Member ceases to be an Eligible Employee or such Member's Accounts have been completely distributed.

     1.28."PARENTAL LEAVE" means a period not in excess of two (2) years commencing after December 31, 1984 during which an individual is absent from work for any period:

          (a) by reason of the pregnancy of the individual,

          (b) by reason of the birth of a child of the individual

          (c) by reason of the placement of a child with the individual in connection with the adoption of such child by such individual, or

          (d) for purposes of caring for such child for a period beginning immediately following such birth or placement.

     An absence from work shall not be a Parental Leave unless the Employee furnishes the Plan Administrator such timely information as may reasonably be required to establish that the absence from work was for one of the reasons specified in this Section 1.28 and the number of days for which there was such an absence. Nothing contained herein shall be construed to establish an Employer policy of treating a Parental Leave as a Leave of Absence.

     1.29 "PLAN" means the Suburban Propane Retirement Savings & Investment Plan effective January 1, 1994 and as amended and restated effective January 1, 1998 as set forth herein.

     1.30 "PLAN YEAR" means the calendar year.

     1.31 "PRIOR PLAN" means an employee benefit plan qualified under Section 401(a) of the Code, all or part of the assets of which are transferred to the Plan in a transaction which meets the requirements of Regulation 1.414(1) of the Code. On the Effective Date "Prior Plan" includes the Quantum Savings and Stock Ownership Plan, the Thrift and Profit Sharing Plan f or Eligible Employees of National Distillers and Chemical Corporation (the "Hourly Plan") and the Petrolane Savings and Stock Ownership Plan. Prior Plan shall also include the Suburban Propane Retirement Savings & Investment Plan for Certain Hourly Represented Employees which was merged into the Plan effective January 1, 1997.

     1.32 "PRIOR PLAN ACCOUNT" means the separate account maintained for a Member to record such Member's share of the Trust Fund attributable to employer contributions to the plans described herein as Prior Plans. This account will not receive any new contributions after the Effective Date.

     1.33 "RELATED EMPLOYER" means any entity that has at least 20% ownership interest in the Company and any entity that would be required to be aggregated with a Related Employer under the rules of Section 414(b) or (c) of the Code.

     1.34 "REQUIRED BEGINNING DATE" means April 1 of the year following the Plan Year in which occurs the later of the date that the Member terminates employment or the date on which the Member attains the age of 70-1/2 years.

     1.35 "RETIREMENT" means a Member's normal, early or deferred retirement whichever shall apply to the Member under the provisions of the Employer's pension plan applicable to such Member.

     1.36 "ROLLOVER CONTRIBUTION" means an amount which is transferred from another plan to this Plan, in accordance with the provisions of Section 2.7 (Rollover Contribution From Other Plans).

     1.37 "ROLLOVER CONTRIBUTION ACCOUNT" means the separate Account maintained for a Member to record such Member's share of the Trust Fund. attributable to any Rollover Contribution made to the Plan on his behalf.

     1.38 "SERVICE" means the period of employment beginning on the first day the Eligible Employee performs duties for the Employer or an Affiliate and ending on the day of quit, retirement, discharge or death, or two years after the commencement of absence on account of parental Leave, or one year after an authorized absence for any other reason. All prior periods of employ-ment with the Employer or an Affiliate, and breaks in employment of less than one year shall be included in Service. If a break in employment of not more than two years is on account of Parental Leave not more than one year of Service shall be credited to an Eligible Employee for a period of Parental Leave.

     1.39 "SUSPENSE ACCOUNT" means the separate account maintained for a Member pursuant to Section 4.3.

     1.40 "TOTAL AND PERMANENT DISABILITY" means a physical or mental condition as determined by the Committee in a nondiscriminatory manner, based upon appropriate medical reports and examinations, which renders a Member incapable of performing his or her customary duties for the Employer for the first two years of incapacity, or for another employer after two years. However, no Member shall be deemed to be disabled if such incapacity (a) was incurred, suffered or occurred while the Member was engaged in, or resulted from having engaged in, a criminal enterprise, or (b) was intentionally self-inflicted.

     1.41 "TRUSTEE" means the corporate trustee appointed from time to time by the Employer to administer the Trust Fund in accordance with Section 12.2 (Trustee).

     1.42 "TRUST  FUND"  means the trust fund  established  in  accordance  with
Section 12.1 (Trust Fund) from which benefits provided under this Plan will be paid.

     1.43 "VALUATION DATE" means the last business day of each calendar month on which the New York Stock Exchange is open for trading.

                                   ARTICLE II

                           ELIGIBILITY AND MEMBERSHIP

     2.1 MEMBERS ON THE EFFECTIVE DATE. Each person who was a member of the Quantum Savings and Stock Ownership Plan immediately before the Effective Date shall continue as a member

     2.2  ELIGIBLE EMPLOYEES ON AND AFTER THE EFFECTIVE DATE.

     (a) On and after the Effective Date an Eligible Employee may elect to become a Member at any time. Such election will be effective as soon as administratively possible.

     Notwithstanding the foregoing, a former employee who is reemployed as an Eligible Employee following a termination of employment and who, prior to termination, satisfied the conditions for membership in the Plan, shall be eligible to become a Member of the Plan immediately upon reemployment, subject to such advance notice procedures as the Committee shall prescribe.

     (b) In the case of a person who, immediately prior to becoming an employee, had been in the employ of a Related Employer, the period of service with such Related Employer shall be considered for meeting the requirements of an Eligible Employee

     2.3  COMPLETION  OF  APPROPRIATE  NOTICE.  In order to  become a Member  an
Eligible Employee must give the Appropriate Notice to the Committee as the Committee may prescribe from time to time.

     2.4 ELECTIONS UPON BECOMING A MEMBER. An Eligible Employee, in giving the Appropriate Notice specified in Section 2.3, shall (a) authorize the Employer to reduce current compensation for Compensation Deferral Contributions pursuant to Section 3.1 (Compensation Deferral Contributions), (b) make an investment election from among those options prescribed from time to time by the Committee as described in Section 8.1 (Investment of Accounts) and (c)
designate a Beneficiary in accordance with Section 2.5 (Beneficiary Designation). Any such payroll authorization, investment election or Beneficiary designation shall remain in effect until changed by giving the Appropriate Notice to the Committee subject to the provisions of the Plan.

     2.5 BENEFICIARY DESIGNATION. Each Member shall designate a Beneficiary by giving the Appropriate Notice to the Committee. The designated Beneficiary may be an individual, estate or trust; however, if the Member is married at the time of such Member's death, such Member's surviving spouse shall automatically be such Member's sole Beneficiary unless the spouse has consented in writing in accordance with Section 10.8 (Spousal Consent) to a designation of a different Beneficiary. If more than one individual or trust is named, the Member shall indicate the shares and/or precedence of each individual or trust so named. Any Beneficiary so designated may be changed by the Member at any time (subject to his spouse's consent, if applicable) by giving the Appropriate Notice to the Committee.

     In the event that no Beneficiary has been designated or that no designated Beneficiary survives the Member, the following Beneficiaries (if then living) shall be deemed to have been designated in the following priority: (a) spouse,
(b) children, including adopted children, in equal shares, (c) parents, in equal shares, or the Member's surviving parent, if only one parent survives, and (d) Member's estate.

     2.6 TRANSFERS TO OR FROM NON-COVERED STATUS. If a Member ceases to meet the definition of Eligible Employee as set forth in Section 1.13 (Eligible Employee) but continues to be an Employee or an employee of an Affiliate, such Member's right to make or have contributions made on such Member's behalf to the Plan shall be suspended. If during the period of suspension, a Member's employment with the Employer or an Affiliate terminates for any reason, there shall be a distribution of such Member's Accounts in accordance with the provisions of Article X (Distribution).

     If and when the suspended Member again becomes an Eligible Employee, such Member may resume having Compensation Deferral Contributions made on such Member's behalf as of any payroll date thereafter by giving Appropriate Notice to the Committee as the Committee may prescribe from time to time.

     2.7 ROLLOVER CONTRIBUTIONS FROM OTHER PLANS. An Eligible Employee who is in receipt of a distribution which is eligible to be "rolled over" to a qualified plan in accordance with applicable Code sections may, in accordance with and subject to such rules and procedures approved by the Committee, transfer all or part of such distribution into the Plan; provided, that distributions which are so transferred to the Plan shall consist only of cash and that such transfer shall be in conformity with requirements set forth in the Code.

     Upon approval by the Committee, the amount transferred to the Plan shall be deposited in the Trust Fund in cash and shall be credited to a Rollover Contribution Account.


                                   ARTICLE III

                       COMPENSATION DEFERRAL CONTRIBUTIONS

     3.1 COMPENSATION DEFERRAL CONTRIBUTIONS. Each Member who is an Eligible Employee may elect to have the Employer make Compensation Deferral Contributions not to exceed $10,000 per year (subject to adjustment for inflation in accordance with Section 415(d) of the Code) to the Plan on such Member's behalf to be credited to such Member's Compensation Deferral Contributions Account, in which case the cash compensation otherwise payable by the Employer to the Member shall be reduced by an amount equal to the Compensation Deferral Contributions so made. Subject to the limitations prescribed in Section 4.1 the amount of Compensation Deferral Contributions in any payroll period shall be in whole percentages from 1% to 17% of the Member's Compensation as the Member shall designate (or such greater or lesser percentages as the Committee may from time to time prescribe for the Plan).

     The foregoing notwithstanding during the "make up period," as defined below, a former Member (a "Veteran") who is reemployed after a period of military service may elect to have the Employer make additional Compensation Deferral Contributions to the Plan on such Veteran's behalf, the total of which may not exceed the maximum Compensation Deferral Contributions that the Veteran could have elected to have made if no military leave had occurred. For the purposes of calculating the amount of such additional Compensation Deferral Contributions the Veteran's Compensation during such leave of absence shall be deemed to have been the Veteran's annual rate of compensation at the time the military leave of absence commenced (the `Deemed Compensation Rate') and the `make up period' during which such additional Compensation Deferral Contributions may be elected shall be equal to the lesser of five years or three times the period of the military leave of absence. Such additional Compensation Deferral Contributions in any payroll period shall be in whole percentages of the Veteran's current payroll and shall not exceed the maximum amount that could have been deferred at the Deemed Compensation Rate. In the event that the additional Compensation Deferral Contributions to the Plan on a Veteran's behalf that are authorized by this paragraph exceed the limitations set forth in
Article IV of the Plan or otherwise conflict with the provisions of the Code or ERISA such limitations or conflicts shall be ignored to the extent permitted by Code Section 414(u).

     3.2 CHANGES AND SUSPENSION OF CONTRIBUTIONS. Compensation Deferral Contributions made on a Member's behalf may be increased or decreased or suspended effective as soon as administratively possible after the Appropriate Notice is given to the Committee. Similarly, a Member who has suspended Compensation Deferral Contributions may resume having such contributions as soon as administratively possible after the Appropriate Notice is given to the Committee.

     3.3  TRANSFER OF CONTRIBUTIONS  TO TRUSTEE.  Contributions  made under this
Article III will be transferred to the Trustee by the 15th day of the month following the month in which the contributions are withheld from the Member's Compensation and/or in which the Member's cash compensation is reduced; provided that all Compensation Deferral Contributions for a Plan Year shall be transferred to the Trustee not later than 30 days after the end of the Plan Year.


                                   ARTICLE IV

            LIMITATIONS ON, AND DISTRIBUTION OF, EXCESS COMPENSATION
              DEFERRAL CONTRIBUTIONS AND EXCESS EMPLOYER MATCHING
                 CONTRIBUTIONS OF HIGHLY COMPENSATED EMPLOYEES

          4.1 LIMITATIONS. The Committee in its sole discretion shall separately limit the amount of Compensation Deferral Contributions and Employer Matching Contributions made on behalf of each "Highly Compensated Employee" (as defined below) for each Plan Year to insure that neither the Deferral Percentage nor the Contributions Percentage (each as defined below and referred to herein as the "Percentage") exceed the greater of (X) 125 percent of the Percentage of all other Eligible Employees in the current or preceding Plan Year (the "Measuring Year") as the Committee may select as permitted by the Code and guidance from the Internal Revenue Service or, alternatively, (Y) the Percentage of all other Eligible Employees for the Measuring Year plus 2 percentage points; and, the actual Percentage for the Highly Compensated Employees is not more than two times the actual Percentage in the Measuring Year of all other Eligible Employees.

               For purposes of this Section, the term "Deferral Percentage" with respect to any Plan Year means the Compensation Deferral Contributions for the Plan Year divided by Compensation.

               For purposes of this Section, the term "Contributions Percentage"
          with   respect   to  any  Plan  Year  means  the   Employer   Matching
          Contributions for the Plan Year divided by Compensation.

               For the purposes of this Section, the term "Highly Compensated Employee" with respect to any Plan Year means an Eligible Employee or former Eligible Employee who performed services during the Plan Year for which the determination is being made and:

          (a) at any time during such Plan Year or preceding Plan Year was a 5-percent owner of the Employer (as defined for top-heavy plans under Code Sec. 416(1); or
          (b) earned $80,000 or more in the preceding Plan Year (subject to adjustment for inflation in accordance with Section 415(d) of the Code) in annual Compensation from the Employer.

(1) For the purposes of this Section, the term "Compensation" means Compensation within the meaning of Code Section 415(c)(3), including elective or salary reduction contributions to a cafeteria plan, cash or deferred arrangement or tax sheltered annuity.

(2) For the purpose of this Section the term "Employer" shall also include all other entities aggregated with the Employer under the requirements of Code
Section 414 (b), (c), (m) and (o).

     For purposes of this Section the definition of "Compensation Deferral Contributions" and "Employer Matching Contributions" shall include Compensation Deferral Contributions and Employer Matching Contributions made under any other plan that is aggregated with this Plan for purposes of Sections 401(a)(4) or 410(b) (other than Section 410(b)(2)(A)(ii)) of the Code and if any such plan is permissively aggregated with this Plan for the purposes of Section 401(k) of the Code, the plans so aggregated must also satisfy Section 401(a)(4) and 410(b) as if they were a single plan. Further, for the purposes of this Section, Compensation Deferral Contributions made on behalf of each Highly Compensated Employee shall be determined by treating all cash or deferred arrangements under which each such Highly Compensated Employee is eligible as a single arrangement.

     4.2 CONTROL OF COMPENSATION DEFERRAL CONTRIBUTIONS AND EMPLOYER MATCHING CONTRIBUTIONS AND DISTRIBUTION OF EXCESS.

     (a) RULES FOR COMPENSATION DEFERRAL CONTRIBUTIONS. The Committee may, in accordance with uniform and nondiscriminatory rules it establishes from time to time, require that Members who are among the Highly Compensated Employees for the Plan Year make Compensation Deferral Contributions elections following and/or preceding the completion of such elections by all other Eligible Employees and the Committee may (X) limit the amount by which each Member who is among the Highly Compensated Employees may elect to reduce his or her Compensation, and (Y) subject to Section 402(g) of the code, permit each other Eligible Employee to elect to reduce his or her compensation within higher limits than those for Highly Compensated Employees.

     In the event that it is determined prior to the close of any Plan Year that the amount of Compensation Deferral Contributions to be made with respect to such Highly Compensated Employees would cause the limitation contained in this Section to be exceeded for the Plan Year in which such Contributions occur, the amount of Compensation Deferral Contributions allowed to be made on behalf of Highly Compensated Employees for such Plan Year shall be reduced. The Highly Compensated Employees to whom the reduction is applicable, and the amount of the excess Compensation Deferral Contributions, shall be determined by reducing the actual Deferral Contributions of the Highly Compensated Employee or Employees with the highest actual Deferral Contributions to the extent required to-

     (i) enable the  arrangement  to satisfy the limitation set forth in Section
4.1 above; or

     (ii) cause such Highly Compensated Employee's or Employees' actual Compensation Deferral Contributions to equal the actual Compensation Deferral Contribution of the Highly Compensated Employee or Employees with the next highest actual Compensation Deferral Contributions.

     The "leveling" process described in paragraph (i) or (ii) shall be repeated until the limitations set forth in this Section are satisfied.

     If the Committee determines that the limitations contained in this Section have not been met for any Plan Year, the Committee may return the excess
Compensation Deferral Contributions of Members who are Highly Compensated Employees (calculated in the manner set forth above) to such Members within the 12-month period beginning after the last day of the Plan Year for which such contributions were made. The amount of such excess Compensation Deferral Contributions shall be adjusted to reflect any income or loss allocable to such excess during the Plan Year determined in accordance with the alternative method set forth in Reg. Section 1.401(k)-l(f)(4)(ii)(C) and also from the end of the Plan Year to the date of distribution determined in accordance with the safe harbor method, set forth in Reg. Section 1.401(k)-1(f) (4) (ii) (D). In addition, Employer Matching Contributions that are attributable to excess Compensation Deferral Contributions shall be deemed Excess Aggregate Contributions and shall be forfeited or distributed as provided in paragraph
(b), below.

     The amount of excess Compensation Deferral Contributions to be returned under this section shall be reduced however, by the amount of any Compensation Deferral Contributions that have previously been distributed pursuant to Section
4.3 for the taxable year ending in the same plan year and conversely Compensation Deferral Contributions that are to be distributed pursuant to section 4.3 shall be reduced by the amount of any excess Compensation Deferral Contributions previously distributed under this section for the plan year beginning in such taxable year.

     (b) RULES FOR EMPLOYER MATCHING CONTRIBUTIONS. In the event that it is determined prior to the close of any Plan Year that the amount of Employer Matching Contributions to be made with respect to Highly Compensated Employees would cause the limitation contained in this Section to be exceeded for the Plan Year in which such Contributions occur, the amount of Employer Matching Contributions allowed to be made on behalf of Highly Compensated Employees for such Plan Year shall be reduced. The Highly Compensated Employees to whom the reduction is applicable, and the amount of the excess shall be determined by reducing the Employer Matching Contributions of the Highly Compensated Employee or Employees with the highest actual Matching Contributions to the extent required to-

     (i) enable the  arrangement  to satisfy the limitation set forth in Section
4.1 above; or

     (ii) cause such Highly Compensated Employee's or Employees' actual Matching Contributions to equal the Matching Contributions of the Highly Compensated Employee or Employees with the next highest actual Matching Contributions.

     The "leveling" process described in paragraph (i) or (ii) shall be repeated until the limitations set forth in this Section are satisfied.

     Excess Aggregate Contributions plus any income and minus any losses allocable thereto, shall be forfeited, if not vested, or if not forfeitable, distributed, no later than the last day of each Plan Year to those Members to whose Individual Accounts such Excess Aggregate Contributions were allocated. Employer Matching Contributions which are forfeited shall be credited against Employer Matching Contributions required to be made to Member's accounts in the Plan Year following the Plan Year that the excess Employer Matching contributions were allocated to Member's accounts provided, however, any excess which has not been so credited within two and one half months after the end of the Plan Year shall be immediately refunded to the Employer.

     (c) MULTIPLE USE LIMITATIONS. If the actual Deferral Percentage, the actual Contribution Percentage, and the sum of the two percentages for the group of Highly Compensated Employees in the Plan exceed the limits set forth in Regs.1.401(m)--2(b) then in such case the required reduction of multiple use of the alternate limitation shall be accomplished through reduction of the actual Deferral Percentage for all Highly Compensated Employees eligible to participate in the Plan in accordance with the procedures prescribed in Regs. l.401(m)-2(b) which are incorporated herein by reference.

     4.3  LIMITATION OF ANNUAL ADDITIONS.

          (a) Notwithstanding anything herein to the contrary, in no event shall the Annual Additions (as hereinafter defined) with respect to any Member in any Plan Year exceed the Maximum Annual Additions. A Member's "Maximum Annual Additions" means the lesser of (i) 25% of the Member's compensation reported on Form W-2 (after December 31, 1997, compensation for the purposes of Annual Additions shall also include elective or salary reduction contributions to a cafeteria plan, cash or deferred compensation arrangement or tax sheltered annuity) or (ii) the dollar limit in effect for such Plan Year in accordance with Section 415(c)(1)(A) of the Code ($30,000 as hereafter adjusted for inflation in accordance with Section 415(d) of the Code),

          (b) For purposes of this Section 4.3 the term "Annual Additions" means the sum for any Plan Year of

               (i)   Compensation Deferral Contributions made in accordance with
          Section 3.1 (Compensation Deferral Contributions),

               (ii) Employer Matching Contributions including forfeitures as applied in accordance with Section 5.1 Amount of Employer Matching Contributions) and Section 5.2 (Treatment of Forfeitures).

               (iii) The amount of annual additions (within the meaning of Section 415(c) (2) of the Code) under all other qualified defined contribution plans of the Employer or an Affiliate.

          (c) If the Member's Annual Additions exceed the Maximum Annual Additions limitations in accordance with this Section 4.3, such amounts shall not be contributed to the Trust or, if contributed by or on behalf of a Member under the Plan shall be reduced in the following order, but only to the extent necessary to meet the limitations: (1) Compensation Deferral Contributions and (ii) Employer Matching Contributions in respect of such reduced Compensation Deferral Contributions.

          (d) Combined Fraction.

               (i) Notwithstanding the foregoing, for any Plan Year beginning before January 1, 2000, if a Member is a participant in any qualified defined benefit plan maintained by an Employer or an Affiliate, the sum of the "Defined Benefit Plan Fraction" (as defined below) and the "Defined Contribution Plan Fraction" (as defined below) for such Member shall not exceed 1.0 (called "Combined Fraction"). If for any Plan Year the -Combined Fraction of a Member exceeds 1.0 after application of provisions for limitation of benefits under all such qualified defined benefit plans, the Maximum Annual Additions of such Member shall be reduced as provided in Section 4.3(c) to the extent necessary to reduce the Combined Fraction of such Member to 1.0.

               (ii) The "Defined Benefit Plan Fraction" applicable to a Member for any Plan Year is a fraction, the numerator of which is the sum of the Projected Annual Benefit of the Member under all of the qualified defined benefit Plans maintained by the Employer or an Affiliate, (whether or not terminated) in which such Member participates (determined as of the close of the Plan Year) and the denominator of which is the lesser of (A) the product of 1.25 multiplied by the maximum dollar limitation on a Member's Projected Annual Benefit if the plan provided the maximum benefit allowable under Section 415(b) of the Code for such Plan Year, or (B) the product of 1.4 multiplied by 100% of the Member's Highest Average Compensation.

               Notwithstanding the above, if the Member was a participant in one or more defined benefit plans maintained by the Employer which were in existence on July 1, 1982, the denominator of this fraction will not be less than 1.25 multiplied by the sum of the annual benefits under such plans which the Member had accrued as of the later of September 30, 1983, or the last limitation year beginning before January 1, 1983. The preceding sentence applies only if defined benefit plans individually and in the aggregate satisfied the requirements of
          Section 415 of the Code as in effect at the end of the 1982 limitation year.

               (iii) The "Defined Contribution Plan Fraction" applicable to a Member for any Limitation Year is a fraction, the numerator of which is the sum of the Member's Annual Additions as of the close of such Plan Year for that Plan Year and for all prior Plan Years under all of the defined contribution plans maintained by an Employer or an Affiliate in which Member participates, and the denominator of which is the lesser of the following amounts (determined for such Plan Year and for each prior Plan Year of service with the Employer or any Affiliate regardless of whether a plan was in existence during those years): (A) the product of 1.25 multiplied by the dollar limitation in effect under Code Section 415(c)(1)(A) for the Plan Year (determined without regard to the special dollar limitation for employee stock ownership plans), or (B) the product of 1.4 multiplied by twenty-five percent of the Member's Compensation for the Plan Year.

          (e) Definitions.

               (i) "Highest Average Compensation" means the average of a Member's high three consecutive Plan Years (determined as of the close of the Plan Year) of employment with the Employer or the actual number of years of employment for those Members who are employed for less than three consecutive years with the Employer.

               (ii)"Projected Annual Benefit" means the annual benefit a Member would receive from employer contributions under a defined benefit plan, adjusted, in the case of any benefit payable in a form other than a single life annuity or a qualified joint and survivor annuity, to the actuarial equivalent of a single life annuity, assuming (A) the Member continues employment until reaching the plan's normal retirement age (or the Member's current age, if later), (B) compensation remains unchanged and (C) all other relevant factors used to determine benefits under the plan remain constant in the future.

               (f) In the event that, notwithstanding the foregoing provisions of this Section 4.3, the limitations with respect to Annual Additions prescribed hereunder are exceeded with respect to any Member and such excess arises as a consequence of reasonable error in estimating a Member's compensation or such other circumstances as the Secretary of Treasury shall permit, the Employer Matching Contributions portion of such excess shall be held in a Suspense Account and, if such Member remains a Member, shall be used to reduce Employer Matching Contributions for such Member for the succeeding Plan Years, and, if such Member ceases participating in the Plan, shall be used to reduce Employer Matching Contributions for all Members in the Plan Year of cessation and succeeding Plan Years, as necessary. Compensation

          Deferral Contributions which have been made to the Trust and are reduced under Section 4.3(c) shall be refunded to the Member as soon as administratively convenient. Any Employer Matching Contributions including Forfeitures remaining upon Plan Termination which cannot be allocated to Members in accordance with the foregoing in the Plan Year of termination of the Plan shall be returned to the Employer.

               (g) For purposes of this Section 4.3, the standard of control for determining if a company is an Affiliate under Section 414(b) and 414(c) of the Internal Revenue Code shall be deemed to be "more than 50%" rather than "at least 80%.


                                   ARTICLE V

                        EMPLOYER MATCHING CONTRIBUTIONS

     5.1  AMOUNT OF EMPLOYER MATCHING CONTRIBUTIONS.

     (a) Although the Plan shall not require any contributions the Employer may in its discretion make a basic and, also, a supplemental matching contribution to the Plan as soon as administratively feasible following the December Valuation Date, with respect to each individual who is an Eligible Employee as of the last day of the Plan Year and on whose behalf it made Elective Contributions during the Plan Year.

     (b) A basic discretionary matching contribution shall be a percentage of a Member's aggregate Compensation Deferral Contributions which do not exceed 6% of Compensation ("Eligible Compensation Deferral Contributions") that shall be based on a sliding scale of adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA") divided by an earnings performance target set for the fiscal year of the Employer by the Board of Supervisors (the "Performance Target"), in accordance with the following schedule:

  ------------------------------------------------------------------------------
  Adjusted  EBITDA as a Percentage        Matching  Contributions  Expressed
  of the Performance  Target              as a Percentage  of Eligible
  for the Employer's Fiscal Year:         Compensation Deferral  Contributions
                                          for thePlan Year:
  ------------------------------------------------------------------------------
   Less than 85%                          0%
   -----------------------------------------------------------------------------
  85% to 87%                              25%
   -----------------------------------------------------------------------------
  88% to 90%                              30%
  ------------------------------------------------------------------------------
   91% to 93%                             35%
   -----------------------------------------------------------------------------
  94% to 96%                              40%
  ------------------------------------------------------------------------------
   97% to 99%                             45%
   -----------------------------------------------------------------------------
  100% to 102%                            50%
   -----------------------------------------------------------------------------
  103% to 105%                            60%
   -----------------------------------------------------------------------------
  106% to 108%                            70%
   -----------------------------------------------------------------------------
  109% to 111%                            80%
   -----------------------------------------------------------------------------
  112% to 114%                            90%
   -----------------------------------------------------------------------------
  115% and over                           100%
  ------------------------------------------------------------------------------

     (c) A supplemental discretionary matching contribution may be in such amount as the Board of Supervisors shall select.

     This section shall not be interpreted as a guarantee of any Employer Matching Contributions.

     5.2 TREATMENT OF FORFEITURES. Any amounts forfeited in accordance with Sections 7.4 (Forfeitures) and 14.6 (Unclaimed Amounts) shall be applied as a credit towards the amount of Employer Matching Contributions otherwise required under Section 5.1. or may be applied to discharge the expenses of the Plan described in Section 11.4 (Compensation, Expenses). However, if Employer Matching Contributions are discontinued, for Plan Years following the Plan Year in which such discontinuance occurs, any such forfeited amounts in excess of the amounts required to restore forfeited amounts to the Employer Matching Contributions Accounts of Members who are reemployed in accordance with Section 7,4 shall be allocated as of the last day of the Plan Year to the Member's Employer Matching Contributions Accounts in an amount equal to the amount of such forfeited amounts available for allocation multiplied by a fraction the numerator of which is the Member's Compensation Deferral Contributions for the Plan Year not in excess of six percent of such Member's Compensation and the denominator of which is the aggregate of all Members' Compensation Deferral Contributions not in excess of six percent of all such Members' Compensation.

     5.3 TRANSFER OF CONTRIBUTIONS TO TRUSTEE. Employer Matching Contributions under this Article V shall be paid to the Trustee as soon as practicable after the end of the Plan Year (but in no event later than 60 days after the last day of such month) and such Employer Matching Contributions (inclusive of the credit for forfeitures as provided in Section 5.2) shall be credited as of the last day of the Plan Year to each Member's Employer Matching Contributions Account.


                                   ARTICLE VI

                                    ACCOUNTS

     6.1 MAINTENANCE OF ACCOUNTS. For each Member the Committee shall, where applicable, cause a separate Compensation Deferral Contributions Account, an Employer Matching Contributions Account, an ESOP Account, a Rollover Contribution Account and a Prior Plan Account to be maintained. For Employee contributions made to a Prior Plan which were not Compensation Deferral
Contributions the Committee shall continue to maintain a separate Employee Contributions Account.

     6.2 VALUATIONS. As of each Valuation Date, the Committee shall adjust the Employee Contributions Account the Compensation Deferral Contributions Account, the Employer Matching Contributions Account, the ESOP Account, the Rollover Contribution Account and the Prior Plan Account for each Member to reflect his share of contributions (including for this purpose contributions made after such Valuation Date but credited as of such Valuation Date), amounts of principal or interest paid or accrued in respect of a loan made to such Member pursuant to
Section 9.5, withdrawals, distributions, forfeitures, income, expenses payable from the Trust Fund and any other increase or decrease in the value of Trust Fund assets since the preceding Valuation Date.

                                  ARTICLE VII

                              VESTING OF ACCOUNTS

     7.1 EMPLOYER MATCHING CONTRIBUTIONS ACCOUNT. A Member's interest in the Member's Employer Matching Contributions Account shall become 100% vested after completion of at least five years of Service provided, however, that (a) each Member of the Plan who was employed on the Effective Date shall be 100% vested in all past and future Employer Matching Contributions, (b) Employer Matching Contributions to accounts of Highly Compensated Employees shall not be deemed to vest until the Deferral Percentage and Contributions Percentage limitations set forth in Article IV have been satisfied and (c) nothing herein shall delay vesting pursuant to the provisions of a Prior Plan.

     7.2 OTHER ACCOUNTS. Interests in Compensation Deferral Contributions Accounts, Prior Plan Accounts, ESOP Accounts, Rollover Contribution Accounts and Employee Contributions Accounts shall be fully vested at all times.

     7.3 EARLIER VESTING IN EMPLOYER MATCHING CONTRIBUTIONS ACCOUNTS. Notwithstanding the foregoing, a Member's interest in his or her Employer
Matching Contributions Account shall be fully vested (a) on the date of termination of employment by reason of death, Retirement or Total and Permanent Disability, (b) when and if this Plan shall at any time be terminated for any reason, (C) upon the complete discontinuance of contributions by the Employer hereunder, or (d) upon partial termination of this Plan if such Member is a member affected by such partial termination. For the purposes of subparagraph
(C) the Employer's failure in one year to make matching contributions pursuant to Section 5.1 (Amount of Employer Matching Contributions) because it did not achieve a predetermined Performance Target shall not be deemed to be a discontinuance of contributions.

     7.4 FORFEITURES. A Member's Employer Matching Contributions Account which is not vested in accordance with this Article VII at the time of such Member's termination of employment shall be forfeited as of the last day of the Plan Year in which the Member has a termination of employment. However, if a Member who has a termination of employment is reemployed before the end of a period of five consecutive Plan Years beginning with the Plan Year in which the Member has a termination of employment and during which the Member is not an Employee on the last day of each Plan Year', any forfeited amounts shall be restored to the Member's Employer Matching Contributions Account. For purposes of the preceding sentence, any Plan Year in which a Member is absent from work on the last day of the Plan Year by reason of a Parental Leave shall not be counted as one of the Plan Years in such a period of five consecutive Plan Years and the Plan Year immediately preceding the Plan Year immediately following a Plan Year in which such Member is absent from work on the last day of the Plan Year by reason of Parental Leave shall be deemed to be consecutive.

     Amounts required to be restored to the Employer Matching Contributions Accounts of a Member shall be reinstated, to the extent not contributed by an Employer, out of amounts forfeited under this Section 7.4 or 14.6 (Unclaimed Amounts) for the Plan Year and, to the extent such forfeitures are not sufficient, shall be charged ratably against income of the Trust Fund.


                                  ARTICLE VIII

                             INVESTMENT OF ACCOUNTS

     8.1  INVESTMENT OF ACCOUNTS.

     Effective as of March 1, 1996 or thereafter on becoming a Member, each Member shall direct that his or her Accounts be invested in increments of 5% in one or more Investment Funds prescribed from time to time by the Committee and described in the summary plan description, as amended, which individually and collectively are designed to conform to DOL Regulation 2550.404c-- 1 for so--called Section 404(c) plans in order that fiduciaries of the Plan may be relieved of liability for any losses which are the direct and necessary result of a Member's investment directions. Contributions to a Member's Accounts, for which a Member has not given investment directions will be invested in a fixed income fund.

     The Plan currently maintains a Company Stock fund, which prior to March 1, 1996 invested in Employer Securities. This fund will be maintained by the Plan until the Accounts having investments in the fund are fully distributed or until the Employer elects to eliminate the option to elect distribution in kind as set forth in Section 10.2(b). No new investments will be made in the fund after March 1, 1996. Dividends on Employer Securities in the Company Stock Fund will be invested proportionally in accordance with the Member's directions for the investment of current contributions to the Member's Compensation Deferral Contributions Account.

     The foregoing notwithstanding, if, in the judgment of the Plan Administrator, any Employer Securities are deemed to be no longer a prudent investment, the investment in such Employer Securities held in the Company Stock Fund may be liquidated in whole or in part at any time.

     8.2 REDIRECTION OF FUTURE CONTRIBUTIONS. A Member's investment directions under Section 8.1 may be changed at any time and will be effective as soon as administratively feasible after Appropriate Notice is received by the Committee. Such change in direction will not be effective as to amounts previously contributed or invested.

     8.3  REINVESTMENT OF PRIOR CONTRIBUTIONS.

     (a) As soon as administratively feasible after Appropriate Notice is received by the Committee, a Member may direct that up to the total value in any Investment Fund holding investments from the Member's Compensation Deferral Contributions Accounts, Employer Matching Contributions Account, Prior Plan Account, Rollover Contribution Account, ESOP Account or Employee Contributions Accounts be transferred from such Investment fund to any other Investment fund in increments of 5%. The value of any account or portion thereof to be reinvested shall be determined on the Valuation Date immediately preceding the month of transfer.

     (b) The Committee may, in its sole discretion, impose at any time or from time to time such restrictions on the transfers of monies from one Investment Fund to another as it deems necessary or appropriate.

     8.4 STATEMENTS OF ACCOUNTS. Each Member shall be furnished periodic statements of accounts as often as the Committee may determine but not less frequently than annually. A like statement shall be furnished to a Member upon any distribution being made under the Plan.

     8.5 CREDITING OF ACCOUNTS. Interests in each of the Investment Funds shall be credited to each Member's Accounts as units of value determined separately for each Investment Fund, as follows:

     (a) the initial value of a unit in each Investment Fund on the date the fund is established shall be one dollar;

     (b) the unit of value of each Investment Fund shall be redetermined on each Valuation Date by dividing the then fair market value of all of the assets of such Investment Fund by the number of units therein then outstanding. Amounts held as a result of forfeiture shall not be included in the value of the Company Stock Fund in determining the unit of value; and

     (c) contributions to a fund after the date that the fund is established will be credited to the Member's Accounts as units of value, the number of which is determined by dividing the dollar amount of the contribution by the then current unit of value.

     If a suspense account credited in accordance with Section 4.3(f) is in existence on a Valuation Date, the number of units of value in the suspense account shall be adjusted as of each Valuation Date so that such an account does not participate in the Trust's investment gains or losses. To the extent a Member's Accounts are invested pursuant to Section 9.5 in a loan to a Member, the Member's Accounts shall be credited and charged directly with income, gains, losses and expenses attributable to such loan as of each Valuation Date and the value of the account will be adjusted through the date of a distribution to reflect the value of such direct investments on the distribution date. A Member's loan principal and interest payments shall be credited to the Member's Accounts which are invested in such loans pursuant to Section 9.5 and such payments shall be invested in accordance with the Member's investment directions for such Accounts pursuant to Sections 8.1 or 8.2 as the situation may require.

     8.6 CORRECTION OF ERRORS. In the event of an error in the adjustment of a Member's Account, the Committee, in its sole discretion, may correct such error by either crediting or charging the adjustment required to make such correction to or against Forfeitures for the Plan Year or to or against income as an expense of the Trust for the Plan Year in which the correction is made, or if an Employer contributes an amount to correct any such error, from such amount. Except as provided in this Section, the Accounts of other Members, shall not be readjusted on account of such error.

     8.7 INVESTMENT OF DEFERRED DISTRIBUTIONS. Former employees who are Members of the Plan shall have the same investment options for their Accounts as are available for the Accounts of current employees who are Members of the Plan.


                                   ARTICLE IX
                    WITHDRAWALS AND LOANS DURING EMPLOYMENT

     9.1  WITHDRAWAL OPTIONS.

     (a) Any Member may withdraw all or part of his or her Employee Contributions Account, Rollover Contributions Account, Prior Plan Account or, if age 55 or older, his or her ESOP Account, at any time once in any twelve-month period.

     (b) Hardship. In the event of Hardship (as defined in Section 9.2), a Member may, by giving the Appropriate Notice to the Committee, elect to withdraw the balance of any account specified in paragraph (a), above, as well as the cumulative amount of all contributions to the Compensation Deferral Contributions Account together with any Income allocable to such contributions as of December 31, 1988 as of the next succeeding Valuation Date.

     (c) Age 59-1/2. After a Member's attainment of age 59-1/2, in any twelve-month period a Member may make one withdrawal of all or any portion of the value of the Member's Compensation Deferral Contributions Account and the vested portion of such Member's Employer Contributions Account.

     (d) A withdrawal shall be not less than the lesser of $500 or the combined total in the Member's Accounts from which withdrawals may be made.

     9.2  HARDSHIP WITHDRAWALS.

     (a) Frequency. Hardship withdrawals (including amounts necessary to pay any federal, state or local taxes on such withdrawals) may be made once in any twelve-month period.

     (b) Verification of Need. Each request for a hardship withdrawal must be accompanied by a statement signed by the Member attesting that the financial need cannot be relieved,

          (i) Through  reimbursement  or compensation by insurance or otherwise,
     (ii) By liquidation of the Member's assets (including those assets of the Member's spouse and minor children that are reasonably available to the Member) to the extent such liquidation will not itself cause immediate and heavy financial need,

          (iii)By ceasing Compensation Deferral Contributions under the Plan, or

          (iv) By other distributions or nontaxable (at the time of the loan) loans from any plan maintained by the Employer or any other employer, or by borrowing from commercial sources on reasonable commercial terms.

     The Committee shall be entitled to rely on the Member's statement of need without inquiry into the Member's financial circumstances.

     (c) Determination of Hardship. A withdrawal will be deemed to be a hardship withdrawal if made on account of:

          (i) Medical expenses incurred, or to be incurred, by the Member, the Member's spouse, or any dependent,

          (ii) Purchase (excluding mortgage payments) of a principal residence for the Member,

          (iii) Payment of tuition for the next year, semester or quarter of post-secondary education for the Member, the Member's spouse or any dependent,

          (iv) The need to prevent the eviction of the Member from the Member's principal residence or foreclosure on the mortgage of the Member's principal residence,

          (v) Such other immediate and heavy financial need as the Commissioner of Internal Revenue may from time to time publish by revenue rulings, notices and other documents of general applicability, or

          (vi) Any other immediate and heavy financial need as determined on the basis of all relevant facts and circumstances by the Committee in an objective and nondiscriminatory manner in accordance with the requirements of the Code and the applicable regulations and in accordance with the following standards and principles:

                    (A) the need shall be due to an extra-ordinary emergency,

                    (B) the need shall be heavy,

                    (C) the need shall be immediate,

                    (D) the need shall be for  reasons of  hardship  as commonly understood such as financial expenses and not for entertainment or pleasure, and

                    (E) the need  shall not fail to  qualify  as  immediate  and heavy merely because such need was reasonably foreseeable or voluntarily incurred.

     9.3 VALUES. All withdrawals under Sections 9.1 or 9.2 shall be based on the values of Accounts as of the Valuation Date next following the date that the Appropriate Notice was given to the Committee, or such other Valuation Date as the Committee shall prescribe. Any withdrawal from any Account under Sections or
9.2 shall be charged  proportionately  against each Investment Fund described in
Article VIII (Investment of Accounts) in which such Account is invested.

     9.4 PAYMENT OF WITHDRAWALS. Any amount withdrawn under Section 9.1 shall be paid to a Member in a lump sum in cash, as soon as practicable after the Valuation Date as of which the withdrawal election is effective provided, however, that at the Member's request whole numbers of Employer Securities contained in the Member's Account may be distributed in kind.

     9.5 LOANS. A Member who is a "party in interest" as defined in Section 3(14) of ERISA (a "Party in Interest") may borrow for any purpose from the vested value of his or her Compensation Deferral Contributions Account, Prior Plan Account, Rollover Contribution Account and Employee Contributions Account once in any twelve--month period an amount (inclusive of current loans) of up to one half of the total of all of his or her Accounts, but in any event not more than the lesser of (a) $50,000 reduced by the excess (if any) of the highest balance of existing loans during the preceding 12 months over the current loan or (b) the total vested value of the accounts listed in clauses (i) through (iv) in this paragraph. For record keeping purposes amounts that are borrowed in accordance with the preceding formula shall be deducted from a Member's accounts in the following order: (i) Compensation Deferral Contributions Account, (ii) Prior Plan Account, (iii) Rollover Contribution Account and (iv) Employee Contributions Account.

     For the purposes of the foregoing, any outstanding balance of an existing loan (including any Prior Loan) shall be aggregated with any additional funds being borrowed in order to calculate a Member's borrowing limit.

     The minimum amount of a loan shall be $1,000.

     A Member may have outstanding at any one time two general purpose loans, one of which may qualify as a loan to acquire a primary residence, provided, however, that any Prior Loan may remain outstanding in accordance with its terms.

     A "Prior Loan" is a loan that was originated before January 1, 1996.

     All loans shall be made pursuant to such other procedures and terms as shall be adopted by the Committee, subject to the following:

                         (A) A  loan  may  remain  outstanding  so  long  as the
                    borrower remains a Party in Interest and shall be repayable within five years from the date of borrowing upon such terms as may be determined by the Committee; provided, however, that any loan of more than $15,000 used to acquire the primary residence of a Member shall be repayable over a period of up to ten years.

     The Committee may in its absolute discretion grant such loan in accordance with such uniform and nondiscriminatory rules as it may from time to time establish. Any such loan shall be made at a then prevailing commercial rate of interest for similar credits on such terms of repayment (in level payments not less frequent than monthly) and subject to such rules and restrictions as the Committee shall determine, provided that any such loans shall be available to all Members on a reasonably equivalent basis and that any loan may be repaid at any time without penalty.

     All Member loans shall be secured on a dollar for dollar basis by up to 50% of the balance of the Accounts from which the loan is made. To the extent a loan is unpaid, it shall be deducted from the amount payable to such Member or such Member's beneficiary at the time of distribution of the Accounts from which the loan was made;

                         (B) In the  event  that a Member  fails to repay a loan
                    according to its terms and foreclosure occurs, the Plan may foreclose on the portion of the Member's Accounts for which a distributable event has occurred. In the event of foreclosure, a distributable event shall be deemed to occur immediately following the next Valuation Date for any portion of an Account with respect to which the Member or the Member's Beneficiary would be permitted in accordance with Sections 9.1 or 10.1 to elect an immediate distribution;

                         (C) The  receivable  representing  the loan (and  other
                    loans to the same Member) will be accounted for by the Trustee as a separate earmarked investment solely for the individual account of the Member. A Member's payments to the Trust of principal and interest on the loan shall be invested by the Trustee as elected by the Member in accordance with the Member's investment directions for future contributions in accordance with Section 8.2, as soon as reasonably practical;

                         (D) Loan  applications  may be made by any member,  any
                    time, by making the appropriate application to the Committee or its designee, as the Committee may prescribe from time to time.

                         (E) No loan shall remain  outstanding after a Member is
                    no longer a Party in Interest. If a Member who is no longer a Party in Interest elects under Section 10.7 not to file a claim for the commencement of benefits when the Member's employment is terminated, the balance of any outstanding loan must be repaid in full within sixty (60) days.

                         (F) Loan Origination Fee. From time to time the Committee may set a reasonable loan origination fee for each loan application. Such fees shall be deducted from loan proceeds paid to loan applicants.


                                   ARTICLE X

                                  DISTRIBUTION

     10.1 AMOUNT OF DISTRIBUTION. The Member or the Member's Beneficiary, as the case may be, shall not be entitled to elect to receive a distribution of the vested value of the Member's account until:

     (a) the Member's Retirement, termination of employment, death or Permanent Disability, or

     (b) termination of the Plan without establishment or maintenance of a successor plan, or

     (c) the date of sale of substantially all of the assets of the Employer or the date of sale of the Employer's interest in a subsidiary of the Employer to an acquiring corporation which continues the employment of the Member without the establishment of a successor plan.

     (d) April 1 (before termination of employment) of the year following the Plan Year that a Members becomes 70 1/2 years of age.

     The vested value of the Member's Account shall be determined in accordance with Article VII (Vesting of Accounts) as of the Valuation Date next following such election except that in the case of the Member's Total and Permanent disability the vested value of the Member's account shall be determined as of the Valuation Date next following the date the Committee determines that the Member has a Total and Permanent Disability. In any event, such Valuation Date shall be no later than the Valuation Date which immediately precedes the Member's Required Beginning Date (or the date which would have been the Member's Required beginning Date had the Member survived).

     If a Member's Beneficiary is not the Member's spouse, distributions under the Plan shall be completed not more than five years after the Member's death.

     10.2 NOTICE OF OPTIONS AND NORMAL FORM OF DISTRIBUTION.

          (i) No less than thirty (30) nor more than ninety (90) days prior to the date of any distribution hereunder the Plan Administrator shall provide the Member or the Member's Beneficiary, as the case may be, with a general description of the material features and an explanation of the relative values of the optional forms of benefits available under the Plan.

          (ii) If a distribution is one to which Sections 401(a)(11) and 417 of the Code do not apply, such distribution may commence less than thirty (30) days after the notice required under Reg. Section 1.411(a)--11(c) is given, provided that:

                         (A) the Plan  Administrator  clearly informs the Member
                    that the Member  has a right to a period of at least  thirty
                    (30) days after receiving the notice to consider the decision of whether or not to elect a distribution (and, if applicable, a particular distribution option), and

                         (B)   the   Member,   after   receiving   the   notice,
                    affirmatively elects a distribution.

     (b) Normal Form of Distribution. Unless otherwise elected in accordance with Section 10.3 and subject to Section 10.7, distributions shall be made by the Trustee as soon as practicable after the Valuation Date next following the Member's (or the Member's Beneficiary's as the case may be) election and consent to receive a distribution of the vested value of such Member's Account, in a single sum in cash except that (i) at the Member's option Employer Securities held in the Member's Account may be distributed in kind provided, however, that the Employer shall have discretion to eliminate this option in accordance with Reg. Section 1.411(d)--4 Q&A-2(d), and (ii) in the discretion of the Committee, a note with respect to a Participant's loan from such Member's Compensation Deferral Account may be distributed in kind.

     (c) Notwithstanding any provision of the Plan to the contrary, to the extent that any optional form of benefit under this Plan permits a distribution prior to the Employee's retirement, death, disability, or severance from employment, and prior to plan termination, the optional form of benefit is not available with respect to benefits attributable to assets (including post--transfer earnings thereon) and liabilities that are transferred, within the meaning of section 414(1) of the Internal Revenue Code, to this Plan from a money purchase pension plan qualified under section 401(a) of the Internal Revenue Code (other than any portion of those assets and liabilities attributable to voluntary employee contributions.

     10.3 ALTERNATE FORM OF DISTRIBUTION. For benefits which accrued under the Plan prior to December 31, 1998 a Member may request to have the value of such Member's Accounts distributed in periodic installments not more frequent than monthly commencing at such time as the Member shall elect in accordance with the Plan payable over a fixed period not to exceed the lesser of ten years or the life expectancy of the Member at the time payments commence. The obligation of the Plan to make such periodic installment payments may be satisfied through the purchase of an annuity from a reputable domestic insurance company selected by the Committee. Payment of any interest in the Company Stock Fund in a Member's Accounts, if any, to which the Member has a nonforfeitable interest may be made in cash solely for the purpose of effecting such an alternate form of distribution.

     Distributions will be made in accordance with the requirements of the regulations under Code Section 401(a)9, including the minimum distribution incidental benefit requirements of Proposed Regulations Section 1.401(a)(9)-2. Such minimum distribution requirements shall supersede any distribution options in the Plan that are inconsistent therewith.

     10.4 IDENTITY OF PAYEE. The determination of the Committee as to the identity of the proper payee of any benefit under the Plan and the amount of such benefit properly payable shall be conclusive, and payment in accordance with such determination shall constitute a complete discharge of all obligations on account of such benefit.

     10.5 NON-ALIENATION OF BENEFITS.

          (a) No benefit payable at any time under this Plan shall be subject in any manner to alienation, sale, transfer, assignment, pledge, attachment, or other legal processes, or encumbrance of any kind. Any attempt to alienate, sell, transfer, assign pledge or otherwise encumber any such benefits, whether currently or thereafter payable, shall be void. No benefit, nor any fund which may be established for the payment of such benefits, shall, in any manner, be liable for or subject to the debts or liabilities of any person entitled to such benefits. If any person shall attempt to, or shall alienate, sell, transfer, assign, pledge or otherwise encumber benefits to which such person may become entitled under this Plan, or if by reason of such person's bankruptcy or other event happening at any time, such benefits would devolve upon any other person or would not be enjoyed by the person entitled thereto under the Plan, then the Committee, in its discretion, may terminate the interest in any such benefits of the person entitled thereto under the Plan and hold or apply them to or for the benefit of such person entitled thereto under the Plan or such person's spouse, children or other dependents, or any of them, in such manner as the Committee may deem proper.

          (b) Notwithstanding Section 10.5(a), the Trustee

               (i) shall comply with an order entered on or after January 1, 1985, determined by the Committee to be a Qualified Domestic Relations Order,

               (ii) may treat an order entered before January 1, 1985, as a Qualified Domestic Relations Order even if it does not meet the requirements of Code Section 414(p), and

               (iii)shall  comply with a Federal tax levy made  pursuant to Code
          Section 6331 and with collection proceedings by the United States on a judgment resulting from an unpaid tax assessment.

     10.6 QUALIFIED DOMESTIC RELATIONS ORDER.

          (a) The Plan shall comply with the provisions of Code Section 414(p) relating to qualified domestic relations orders and all regulations pertaining thereto.

          b) An alternate payee's interest in the Plan will be distributed in the form of a single sum as soon as practicable after a proposed order is determined to be a qualified domestic relations order.

     10.7 COMMENCEMENT OF BENEFITS. Unless a Member elects otherwise, the payment of benefits under the Plan shall begin not later than the 60th day after the latest of the close of the Plan Year in which:

          a) the Member attains age 65;

          (b) the 10th anniversary of the date the Member's participation in the Plan occurs; or

          (c) the Member's employment with the Company or an Affiliate is terminated;

provided that except as provided in Section 10.9 no benefits shall be distributed unless the Member has filed a claim for benefits until the Valuation Date immediately preceding the Required Beginning Date and further provided that (excepting Members who are currently employed by the Employer) distribution of benefits to the Member shall commence in accordance with Regulations not later than the Member's Required Beginning Date.

     10.8 SPOUSAL CONSENT. A valid spousal consent to the Member's naming of a Beneficiary other than the Member's spouse shall be:

          (a) in a writing acknowledging the effect of the consent;

          (b) witnessed by a notary public; and

          (c) effective only for the spouse who exercises the consent;

provided that, notwithstanding the provisions of this Article X, the consent of a Member's spouse shall not be required if it is established to the satisfaction of the Plan Administrator that such consent may not be obtained because there is no spouse, because the spouse cannot be located or because of such other circumstances as the Secretary of the Treasury may by regulations prescribe.

     10.9 LUMP SUM PAYMENT WITHOUT ELECTION. Notwithstanding any other provision of this Article X, if a Member or a Beneficiary is entitled to a distribution and if the vested value of a Member's Account or the vested value of the Beneficiary's share of the Member's Account before benefits are paid or commence to be paid hereunder does not exceed $5,000, the Committee may in accordance with uniform and nondiscriminatory rules direct the immediate distribution of such benefit to the person entitled thereto regardless of any election or consent of the Member, the Member's spouse or other Beneficiary.

     10.10 TRUSTEE TO TRUSTEE TRANSFERS.

          (a) A Member who receives an Eligible Rollover Distribution may elect to have such distribution paid directly to an Eligible Retirement Plan by specifying in an Appropriate Notice the Eligible Retirement Plan to which such distribution is to be paid in a direct trustee to trustee transfer pursuant to such uniform rules as to the form and time of transfer as the Committee shall prescribe.

          (b) (i) "Eligible Rollover Distribution." An Eligible Rollover Distribution is any distribution of all or a portion of the balance to the credit of the Member distributee, except that an Eligible Rollover Distribution does not include: any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the Member distributee or the joint lives (or joint life expec-tancies) of the Member distributee and the Member's desig-nated beneficiary, or for a specified period of ten years or more; any distribution to the extent such distribution is required under section 401(a)(9) of the Code; and the por-tion of any distribution that is not includible in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to Employer Securities).

          (b) (ii)"Eligible Retirement Plan." An Eligible Retirement Plan is an individual retirement account described in section 408(a) of the Code, an individual retirement annuity described in section 408(b) of the Code, an annuity plan described in section 403(a) of the Code, or a qualified trust described in section 401(a) of the Code, that accepts the Member distributee's Eligible Rollover Distribution. However, in the case of an Eligible Rollover Distribution to the surviving spouse of a Member, an Eligible Retirement Plan is an individual retirement account or an individual retirement annuity.


                                   ARTICLE XI

                           ADMINISTRATION OF THE PLAN

     11.1 PLAN ADMINISTRATOR. The Committee shall be the Plan Administrator:

          (a) The Committee shall administer, enforce and interpret the Plan and the trust agreement established hereunder and shall have the powers necessary thereto, including but not by way of limitation the powers to exercise its responsibilities in accordance with Sections 1.3 (Appropriate Notice), 1.9 (Compensation), 1.26 (Leave of Absence), 1.40 (Total and Permanent Disability), Article II (Eligibility and Membership) 3.1 (Compensation Deferral Contributions), 3.2 (Changes and Suspension of Contributions), 4.1 (Limitations), 6.1 (Maintenance of Accounts), 6.2 (Valuations), Article VIII (Investment of Accounts), Article IX (Withdrawals and Loans During Employment), 12.6 (Disbursement of Funds),
     Article XIV (Miscellaneous), and the remainder of this Article XI, and

          (b) Authority to hold the funds of the Plan shall be delegated to the Trustee in accordance with Section 12.2 (Trustee), and

          (c) Authority to direct the investment of the Plan's funds shall be delegated to an Investment Manager in accordance with Section 12.3 (Investment Manager).

          With respect to all other responsibilities of the Plan Administrator the Committee shall act through its duly authorized officers and agents.

     11.2 BOARD OF SUPERVISORS. With respect to Sections 5.1 (Amount of Employer Matching Contributions), 11.8 (Personal Liability), 13.1 (Right to Amend) and
13.2 (Suspension or Termination) the Employer shall act only by resolution, or pursuant to an enabling resolution of the Board of Supervisors.

     11.3 APPOINTMENT OF THE COMMITTEE. The Committee shall be the Benefits Administration Committee of the Company.

     11.4 COMPENSATION, EXPENSES. All proper expenses required for the administration of the Plan incurred by the Committee, the Employer, an Investment Manager or the Trustee for accounting, legal and other professional, consulting or technical services, including fees and expenses of the Trustee or any Investment Manager shall be paid by the Trust.

     11.5 COMMITTEE ACTIONS, AGENTS. The Committee may appoint such agents, who need not be members of the Committee, as it may deem necessary for the effective performance of its duties and may delegate to such agents such powers and duties as the Committee may deem expedient or appropriate.

     Any action of the Committee, including but not by way of limitation, instructions to the Trustee, shall be evidenced by the signature of a member who has been so authorized by the Committee to sign for it, and the Trustee shall be fully protected in acting thereon. A certificate of the secretary or an assistant secretary of the Committee setting forth the name of the members thereof shall be sufficient evidence at all times as to the persons then constituting the Committee.

     11.6 COMMITTEE MEETINGS. The Committee shall hold meetings upon such notice, at such time and place as they may determine. The Committee shall act by a majority of its members at the time in office and such action may be taken from time to time by a vote at a meeting or in writing without a meeting. A majority of the members of the Committee at the time in office shall constitute a quorum for the transaction of business.

     11.7 AUTHORITY AND DUTIES OF THE COMMITTEE. The Committee may from time to time establish rules for the administration of the Plan. The Committee shall have the exclusive right to interpret the Plan and to decide any matters arising thereunder in connection with the administration of the Plan. It shall endeavor to act by general rules so as not to discriminate in favor of any person. Its decisions and the records of the Committee shall be conclusive and binding upon the Employer, Members and all other persons having an interest under the Plan. No member of the Committee shall be disqualified from exercising the powers and discretion herein conferred by reason of the fact that the exercise of any such power or discretion may affect the payment of benefits to such member under the Plan; however, no member may vote on a matter relating exclusively to such member. To the extent that it is administratively feasible, the period of notice required for Members' elections to commence, change or suspend contributions hereunder or to make or change investment elections for either future contributions or existing accounts may be relaxed, reduced or eliminated by the Committee in accordance with uniform and nondiscriminatory rules.

     The Committee shall keep or cause to be kept all records and other data as may be necessary for the administration of the Plan.

     11.8 PERSONAL LIABILITY. To the extent not contrary to the provisions of ERISA, no member of the Committee, officer, supervisor or employee of an Employer shall be personally liable for acts done in good faith hereunder unless resulting from such member's own negligence or willful misconduct. Each such member of the Committee, officer and supervisor shall be indemnified by the Employer against expenses reasonably incurred by such member in connection with any action to which he may be a party by reason of such member's responsibilities hereunder, except in relation to matters as to which such member shall be adjudged in such action to be liable for negligence or misconduct in the performance of such member's duty. However, nothing in this Plan shall be deemed to relieve any person who is a fiduciary under the Plan for purposes of ERISA from any responsibility or liability which such Act shall impose upon such member.

     11.9 DEALINGS BETWEEN COMMITTEE AND INDIVIDUAL MEMBERS. Any notice required to be given to, or any document required to be filed with, the Committee will be properly given or filed if mailed by registered or certified mail, postage prepaid, or delivered to the Benefits Administration Committee, c/o Suburban Propane LP, 1 Suburban Plaza, 240 Route 10 West, P.O. Box 206, Whippany, New Jersey 07981, or delivered as the Committee may hereafter from time to time prescribe.

     The Committee shall make available to such Member for examination, such of its records as pertain to the benefits to which such Member shall be entitled under the Plan.

     11.10 INFORMATION TO BE SUPPLIED BY THE EMPLOYER. The Employer shall provide the Committee or its delegate with such information as it shall from time to time need in the discharge of its duties.

     11.11 RECORDS. The regularly kept records of the Committee and the Employer shall be conclusive evidence of the Credited Service and Service of an Employee, the Employee's Compensation, age, marital status, status as an Employee, and all other matters contained therein applicable to this Plan; provided that an Employee may request a correction in the record of age or any other disputed fact at any time prior to retirement. Such correction shall be made if within 90 days after such request the Employee furnishes the Committee in support thereof documentary proof of age or the other disputed fact satisfactory to the Committee.

     11.12 FIDUCIARY CAPACITY. Any person or group of persons may serve in more than one fiduciary capacity with respect to the Plan.

     11.13 FIDUCIARY RESPONSIBILITY. If a Plan fiduciary acts in accordance with ERISA, Title I, Subtitle B Part 4 in determining that a Member's spouse has consented to the naming of a Beneficiary other than the spouse or that the consent of the Member's spouse may not be obtained because there is no spouse, the spouse cannot be located or other circumstances prescribed by the Secretary of the Treasury by regulations, then to the extent of payments made pursuant to such consent, revocation or determination, the Plan and its fiduciaries shall have no further liability.

     11.14 CLAIM PROCEDURE.

          (a) Each Member or Beneficiary ("Claimant") may submit an application for benefits ("Claims") to the Committee or to such other person as may be designated by the Committee in writing in such form as is provided or approved by the Committee. A Claimant shall have no right to seek review of a denial of benefits, or to bring any action in any court to enforce a Claim prior to filing a Claim and exhausting all rights to review in accordance with this Section.

     When a Claim has been filed properly, such Claim shall be evaluated and the Claimant shall be notified of the approval or the denial of the Claim within ninety (90) days after the receipt of such Claim unless special circumstances require an extension of time for processing the claim. If such an extension of time for processing is required, written notice of the extension shall be furnished to the Claimant prior to the termination of the initial ninety (90) day period, which notice shall specify the special circumstances requiring an extension and the date by which a final decision will be reached (which date shall not be later than one hundred and eighty (180) days after the date on which the Claim was filed). A Claimant shall be given a written notice in which the Claimant shall be advised as to whether the Claim is granted or denied, in whole or in part. If a Claim is denied, in whole or in part, the notice shall contain (1) the specific reasons for the denial, (2) references to pertinent Plan provisions upon which the denial is based, (3) a description of any additional material or information necessary to perfect the Claim and an explanation of why such material or information is necessary, and (4) the Claimant's rights to seek review of the denial.

          (b) If a Claim is denied, in whole or in part, the Claimant shall have the right to (i) request that the Committee (or such other person as shall be designated in writing by the Committee) review the denial, (ii) review pertinent documents, and (iii) submit issues and comments in writing, provided that the Claimant files a written request for review with the Committee within sixty (60) days after the date on which the Claimant received written notification of the denial. Within sixty (60) days after a request for review is received, the review shall be made and the Claimant shall be advised in writing of the decision on review, unless special circumstances require an extension of time for processing the review, in which case the Claimant shall be given a written notification within such initial sixty (60) day period specifying the reasons for the extension and when, such review shall be completed within one hundred and twenty (120) days after the date on which the request for review was filed. The decision on review shall be forwarded to the Claimant in writing and shall include specific reasons for the decision and references to Plan provisions upon which the decision is based. A decision on review shall be final and binding on all persons for all purposes. If a Claimant shall fail to file a request for review in accordance with the procedures herein outlined, such Claimant shall have no rights to review and shall have no right to bring action in any court and the denial of the Claim shall become final and binding on all persons for all purposes.

                                  ARTICLE XII

                           OPERATION OF THE TRUST FUND

     12.1 TRUST FUND. All assets of the Plan shall be held in trust as a Trust Fund for the exclusive benefit of Members and their Beneficiaries, and no part of the corpus or income shall be used for or diverted to any other purpose. No person shall have any interest in or right to any part of the Trust Fund, except to the extent provided in the Plan.

     12.2 TRUSTEE. All contributions to the Plan shall be paid to a Trustee or Trustees which shall be appointed from time to time by the Company by appropriate instrument with such powers in the Trustee as to control and disbursement of the funds as the Employer shall approve and as shall be in accordance with the Plan. The Company may remove any Trustee at any time, upon reasonable notice and upon such removal or upon the resignation of any Trustee the Company shall designate a successor Trustee.

     12.3 INVESTMENT MANAGER. In accordance with the terms of the trust agreement, the Company may appoint one or more Investment Managers (individuals and/or other entities), who may include the Trustee and who are collectively referred to herein as the Investment Manager, to direct the investment and reinvestment of part or all of the Plan's funds that are not invested in Employer Securities. The Company may change the appointment of the Investment Manager from time to time.

     12.4 PURCHASE AND HOLDING OF SECURITIES. As soon as convenient after receiving contributions, the Trustee shall:

          (a) in the case of contributions which are to be invested in the Fixed Income Fund, purchase group annuity contracts or make other investment arrangements that in the aggregate provide a stable rate of return.

          (b) in the case of contributions which are to be invested in any of the other funds purchase securities for each Fund as the Trustee deems advisable, and register such stock and securities in the name of the Trustee or its nominee;

     12.5 VOTING OF EMPLOYER SECURITIES. For shareholders' meetings Members shall be furnished proxy material and a form for instructing the Trustee how to vote the Employer Securities represented by units credited to their Accounts, and the Trustee shall vote or otherwise exercise shareholder rights with respect to such Employer Securities as instructed. The Trustee shall hold such instructions in confidence and shall not divulge them to anyone, including, but not limited to, the Employer, its officers or employees.

     Shares for which no instructions are received shall be voted by the Trustee in the same proportion as those shares for which instructions have been received. With respect to the exercise of shareholder's rights to sell or retain the Employer Securities represented by units credited to a Member's Accounts in extraordinary instances involving an unusual price and terms and conditions for such securities such as a tender offer, the Trustee shall act in accordance with the Committee's instructions.

     12.6 DISBURSEMENT OF FUNDS. The funds held by the Trustee shall be applied, in the manner determined by the Committee, to the payment of benefits to such persons as are entitled thereto in accordance with the Plan.

     The Committee shall determine the manner in which the funds of the Plan shall be disbursed in accordance with the Plan, including the form of voucher or warrant to be used in authorizing disbursements and the qualification of persons authorized to approve and sign the same and any other matters incident to the disbursement of such funds.

     12.7 EXCLUSIVE BENEFIT OF MEMBERS. All contributions under the Plan shall be paid to the Trustee and deposited in the Trust Fund and shall be held, managed and distributed solely in the interest of the Members and beneficiaries for the exclusive purpose of (1) providing benefits to Members and beneficiaries and (2) defraying reasonable administrative expenses of the Plan and the Trust, to the extent such expenses are not paid by the Employer and Affiliates provided that:

          (a) if,  and to the  extent,  a  deduction  for a  contribution  under
     Section 404 of the Code is disallowed, contributions conditioned upon deductibility shall be returned to the Employer or Affiliate within one year after the disallowance of the deduction; and

          (b) if, and to the extent, a contribution is made through a good faith mistake of fact, such contribution shall be returned to the Employer within one year of the payment of the contribution.


                                  ARTICLE XIII

                        AMENDMENT, TERMINATION AND MERGER

     13.1 RIGHT TO AMEND. The Employer reserves the right at any time, and from time to time, to modify or amend in whole or in part the provisions of the Plan, but no such amendment shall divest any Member of any amount previously credited to a Member's Accounts or, except to the extent permitted by the Secretary of the Treasury by regulation, shall eliminate with respect to a Member's Account balance at the time of such amendment an optional form of benefit, and further provided that no part of the assets of the Trust Fund shall, by reason of any modification or amendment, be used for or diverted to, purposes other than for the exclusive benefit of Members and their Beneficiaries, under the Plan.

     13.2 SUSPENSION OR TERMINATION. The Employer may at any time suspend Employer Matching Contributions and Compensation Deferral Contributions in whole or in part. The suspension of Employer Matching Contributions and Compensation Deferral Contributions shall not in itself constitute a termination of the Plan. The Employer may at any time terminate or discontinue the Plan by filing with the Committee a certified copy of the resolution of its Board of Supervisors authorizing the termination or discontinuance.

     If the Plan is terminated, no further contributions shall be made by the Employer and the Account of each Member shall be applied for the Member's (or the Member's Beneficiary's) benefit either by payment in cash or in kind, or by the continuation of the Trust Fund in accordance with the trust instrument and the provisions of the Plan as though the Plan were otherwise in full force and effect.

     13.3 MERGER, CONSOLIDATION OF TRANSFER. In the case of any merger, or consolidation with, or transfer of assets or liabili-ties to any other plan, each Member in the Plan would (if the Plan then terminated) receive a benefit immediately after the merger, consolidation, or transfer which is equal to or greater than the benefit such Member would have been entitled to receive immediately before the merger consolidation, or transfer (if the Plan had then terminated).


                                  ARTICLE XIV

                                 MISCELLANEOUS

     14.1 UNIFORM ADMINISTRATION. Whenever, in the administration of the Plan, any action is required by the Employer or the Committee, including, but not by way of limitation, action with respect to eligibility or classification of employees, contributions or benefits, such action shall be uniform in nature as applied to all persons similarly situated and no such action shall be taken which will discriminate in favor of Members who are officers or significant shareholders of the Employer or persons whose principal duties consist of supervising the work of other employees or highly compensated Members.

     14.2 PAYMENT DUE AN INCOMPETENT. If the Committee determines that any person to whom a payment is due hereunder is incompetent by reason of physical or mental disability, the Committee shall have power to cause the payments becoming due to such person to be made to another for the benefit of the incompetent, without responsibility of the Committee or the Trustee to see to the application of such payment. Payments made in accordance with such power shall operate as a complete discharge of all obligations on account of such payment of the Committee, the Trustee and the Trust Fund.

     14.3 SOURCE OF PAYMENTS. All benefits under the Plan shall be paid or provided solely from the Trust Fund and the Employer assumes no liability or responsibility therefor, except to the extent required by law.

     14.4 PLAN NOT A CONTRACT OF EMPLOYMENT. Nothing herein contained shall be deemed to give any Eligible Employee or Member the right to be retained in the employ of the Employer or to interfere with the right of the Employer to discharge any Eligible Employee or Member at any time.

     14.5 APPLICABLE LAW. Except to the extent governed by Federal law the Plan shall be administered and interpreted in accordance with the laws of the State of New York.

     14.6 UNCLAIMED AMOUNTS. It shall be the duty and responsibility of a Member or a Beneficiary to keep the Committee apprised of such Member's whereabouts and of such Member's current mailing address. Unclaimed amounts shall consist of the amounts of the Accounts of a retired, deceased or terminated Member which cannot be distributed because of the Committee's inability, after a reasonable search, to locate a Member or a Member's Beneficiary within a period of two (2) years after the payment of benefits becomes due. Unclaimed amounts for a Plan Year shall be Forfeitures for the Plan Year in which such two-year period shall end. Such Forfeitures shall be treated as provided in Section 5.2.

     If an unclaimed amount is subsequently properly claimed by the Member or the Member's Beneficiary ("Reclaimed Amount") and unless an Employer in its discretion makes a contribution to the Plan for such year in an amount sufficient to pay such Reclaimed Amount to the extent that the Reclaimed Amount originated as an unclaimed amount, it shall be charged against Forfeitures for the Plan Year and, to the extent such Forfeitures are not sufficient, shall be treated as an expense of the Trust Fund.


                                   ARTICLE XV

                              TOP HEAVY PROVISIONS

     15.1 APPLICATION. The provisions of this Article shall apply for any top-heavy Plan Year notwithstanding anything to the contrary in the Plan.

     15.2 MINIMUM CONTRIBUTION. For any Plan Year which is a top--heavy Plan Year, the Employer shall contribute to the Plan a minimum contribution on behalf of each Member who is not a Key Employee for such year and who is employed on the last day of the Plan Year, regardless of whether or not the Member has elected to make Compensation Deferral Contributions for the year. The minimum, contribution shall, in general, equal 3 percent of each such Member's Compensation, but shall be subject to the following special rules:

          (a) If the largest contribution on behalf of a Key Employee for such year, taking into account Compensation Deferral Contributions and discretionary Employer Matching Contributions, is equal to less than 3 percent of the Key Employee's Compensation, such lesser percentage shall be the minimum contribution percentage for Members who are not Key Employees. This special rule shall not apply, however, if the Plan is required to be included in an aggregation group and enables a defined benefit plan to meet the requirements of ss.ss. 401(a) (4) or 410.

          (b) No minimum contribution will be required with respect to a Member who is also covered by another top--heavy defined contribution plan of a Related Employer (as defined in section 414(b) or (c)) which meets the vesting requirements of ss. 416(b) and under which the Participant receives the top-heavy minimum contribution.

          (c) If a Participant is also covered by a top-heavy defined benefit plan of an Affiliated Employer, "5%" shall be substituted for "3%" above in determining the minimum contribution.

          (d) The minimum contribution with respect to any Member who is not a Key Employee for the particular year will be offset by any discretionary Employer Matching Contribution, but not any other type of contribution otherwise made for the Member's benefit for such year.

          (e) If additional minimum contributions are required under this Section, such contributions shall be credited to the Member's Employer Matching Contributions Account.

          (f) A minimum contribution required under this Section shall be made even though, under other plan provisions, the Member would not otherwise be entitled to receive an allocation for the year because of (i) the Member's failure to be an Eligible Employee as of the last day of the Plan Year, or
     (ii) the Member's failure to make Compensation Deferral Contributions to the Plan, or (iii) the Member's Compensation is less than a stated amount.

     15.3 ADJUSTMENT TO LIMITATION ON BENEFITS. For purposes of the S415 limits, the definitions of "defined contribution plan fraction" and "defined benefit plan fraction" contained therein shall be modified, for any Plan Year which is a top-heavy Plan Year, by substituting "1.0" for "1.25" in Code Section 415(e)(2)
(B) and 415(e)(3)(B).

     15.4 DEFINITIONS. For purposes of these top-heavy provisions, the following terms have the following meanings:

          (a) "key employee" means a key employee described in Code Section 416(i) (1), and "non-key employee" means any employee who is not a key employee (including employees who are former key employees);

          (b) "top-heavy plan year" means a Plan Year if any of the following conditions exist:

               (i) the  top--heavy  ratio for the plan exceeds 60%, and the Plan
          is  not  part  of  any  required   aggregation   group  or  permissive
          aggregation group of plans;

               (ii) this Plan is a part of a required aggregation group of plans but not part of a permissive aggregation group and the top-heavy ratio for the group of plans exceeds 60%; or

               (iii)the Plan is not part of a required aggregation group and part of a permissive aggregation group of plans and the top-heavy ratio for the permissive aggregation group exceeds 60%.

          (c) "top--heavy ratio":

               (i) If the Employer maintains one or more defined contribution plans and the Employer has not maintained any defined benefit plan which during the 5-year period ending on the determina-tion date(s) has or has had accrued benefits, the top--heavy ratio for the Plan alone or for the required or permissive aggregation group as appropriate is a fraction, the numerator of which is the sum of the account balances of all key employees on the determination date(s) (including any part of any account balance distributed in the 5-year period ending on the determination date(s)), and the denominator of which is the sum of all account balances (including any part of an account balance distributed in the 5-year period ending on the determination date(s)), both computed in accordance with Code Section
          416. Both the numerator and the denominator of the top--heavy ratio are increased to reflect any contribution not actually made as of the determination date, but which is required to be taken into account on that date under Code Section 416.

               (ii) If the Employer maintains one or more defined contribution plans and the Employer maintains or has maintained one or more defined benefit plans which during the 5-year period ending on the determination date(s) has or has had any accrued benefits, the top--heavy ratio for any required or permissive aggregation group as appropriate is a fraction the numerator of which is the sum of the account balances under the aggregated defined contribution plan or plans for all key employees, determined in accordance with (i) above, and the present value of accrued benefits under the aggregated defined benefit plan or plans for all key employees as of the determination date(s), and the denominator of which is the sum of the account balances under the aggregated defined contribution plan or plans for all participants, determined in accordance with Code Section 416.

     The accrued benefits under the defined benefit plan in both the numerator and denominator of the top--heavy ratio are increased for any distribution of an accrued benefit made in the 5--year period ending on the determination date.

               (iii) For purposes of (i) and (ii) above, the value of account balances and the present value of accrued benefits will be determined as for the most recent valuation date that falls within or ends with the 12-month period ending, on the determination date, except as provided in Section 416 for the first and second plan years of a defined benefit plan. The account balances and accrued benefits of a Member (A) who is not a key employee but who was a key employee in a prior year, or (B) who has not been credited with at least one Hour of Service with any employer maintaining the plan at any time during the 5-year period ending on the determination date will be disregarded. The calculation of the top--heavy ratio, and the extent to which distributions, rollovers, and transfers are taken into account will be made in accordance with Code Section 416. Deductible employee contributions will not be taken into account for purposes of computing the top-heavy ratio. When aggregating plans, the value of account balances and accrued benefits will be calculated with reference to the determination dates that fall within the same calendar year.

               (iv) The accrued benefit of a Member other than a key employee shall be determined under (A) the method, if any, that uniformly applies for accrual purposes under all defined benefit plans maintained by the Employer, or (B) if there is no such method, as if such benefit accrued not more rapidly than the slowest accrual rate permitted under the fractional rule of code Section 411(b)(1)(C).

          (d) The "permissive aggregation group" is the required aggregation group of plans plus any other plan or plans of the Employer which, when considered as a group with the required aggregation group, would continue to satisfy the requirements of Code Sections 401(a)(4) and 410.

          (e) The "required aggregation group" is (i) each qualified plan of the Employer in which at least one key employee participates or participated at any time during the determination period (regardless of whether the plan has terminated), and (ii) any other qualified plan of the Employer which enables a plan described in (i) to meet the requirements of Code Sections 401(a) (4) and 410(b).

          (f) For purposes of computing the top--heavy ratio, the "valuation date" shall be the last day of the applicable plan year.

          (g) For purposes of establishing the present value to compute the top-heavy ratio, any benefit shall be discounted only for mortality and interest based on the interest and mortality rates specified in defined benefit plan(s), if applicable.

          (h) The term "determination date" means, with respect to the initial plan year of a plan, the last day of such plan year and, with respect to any other plan year of a plan, the last day of the preceding plan year of such plan. The term "applicable determination date" means, with respect to the plan, the determination date for any plan year of such plan which falls within the same calendar year as the applicable determination date of the Plan.

     15.5 EFFECT OF CHANGE IN APPLICABLE LEGISLATION OR REGULATION. In the event that Congress should provide by statute or the Secretary of the Treasury should provide by regulation a ruling, that the provisions of this Article XV are no longer necessary for the plan to meet the requirements of Section 401(a) or other applicable provisions of the Code, such limitations shall become void and shall no longer apply, without the necessity of further amendment to the Plan.

                                                                  EXHIBIT 21.1
                                                                  ------------


                 SUBSIDIARIES OF SUBURBAN PROPANE PARTNERS, L.P.


Suburban Propane, L.P., a Delaware limited partnership

Suburban Sales & Service, Inc., a Delaware corporation

Suburban Holdings, Inc., a Delaware corporation

Gas Connection, Inc., an Oregon corporation

Suburban @ Home, Inc., a Delaware corporation

Suburban Franchising, Inc., a Nevada corporation

                                                                  EXHIBIT 23.1
                                                                  ------------


                       CONSENT OF INDEPENDENT ACCOUNTANTS


We  hereby  consent  to the  incorporation  by  reference  in  the  Registration
Statements  on Form  S-8 (No.  333-10197  and No.  333-72972)  and Form S-4 (No.
333-95077) of our report dated October 23, 2001 relating to the financial statements, which appears in the Suburban Propane Partners, L.P.'s Annual Report on Form 10-K for the year ended September 29, 2001. We also consent to the incorporation by reference of our report dated October 23, 2001 relating to the financial statement schedule, which appears in such Annual Report on Form 10-K. We also consent to the incorporation by reference in such registration statements of our report dated October 23, 2001 on the financial statements of Suburban Energy Services Group LLC, which appears in such Annual Report on Form 10-K.





PricewaterhouseCoopers LLP
Florham  Park, NJ
December 18, 2001