Form 10-Q
period 2001-12-29
SUBURBAN PROPANE PARTNERS LP
filed 2002-02-12
CIK 1005210

================================================================================

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended December 29, 2001

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

                                240 Route 10 West
                               Whippany, NJ 07981
                                 (973) 887-5300
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 8, 2002, 24,631,287 Common Units were outstanding.






================================================================================

================================================================================

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                     PART I                               Page
                                                                          ----
ITEM  1.  FINANCIAL STATEMENTS (UNAUDITED)
          Consolidated Balance Sheets as of December 29, 2001
          and September 29, 2001.......................................    1

          Consolidated Statements of Operations for the three months
          ended December 29, 2001 and December 30, 2000................    2

          Consolidated Statements of Cash Flows for the three months
          ended December 29, 2001 and December 30, 2000................    3

          Consolidated Statement of Partners' Capital for the three
          months ended December 29, 2001...............................    4

          Notes to Consolidated Financial Statements...................    5

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS................    9

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK..................................................    13

                                     PART II
ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K.............................    15

Signatures.............................................................    16


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


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)



                                                                  December 29,   September 29,
                                                                     2001            2001
                                                                  ------------   -------------

ASSETS
Current assets:
    Cash and cash equivalents ..................................    $  21,729       $  36,494
    Accounts receivable, less allowance for doubtful  accounts
       of $3,152 and $3,992, respectively ......................       61,639          42,702
    Inventories ................................................       43,430          41,891
    Prepaid expenses and other current assets ..................        3,149           3,252
                                                                    ---------       ---------
            Total current assets ...............................      129,947         124,339
Property, plant and equipment, net .............................      341,444         344,374
Goodwill, net ..................................................      243,430         243,789
Other intangible assets, net ...................................        1,845           1,990
Other assets ...................................................        8,136           8,514
                                                                    ---------       ---------
             Total assets ......................................    $ 724,802       $ 723,006
                                                                    =========       =========


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable ...........................................    $  34,027       $  38,685
    Accrued employment and benefit costs .......................       20,617          29,948
    Current portion of long-term borrowings ....................       42,500          42,500
    Accrued insurance ..........................................        7,750           7,860
    Customer deposits and advances .............................       25,280          23,217
    Accrued interest ...........................................       16,899           8,318
    Other current liabilities ..................................        9,380          11,575
                                                                    ---------       ---------
              Total current liabilities ........................      156,453         162,103
Long-term borrowings ...........................................      430,210         430,270
Postretirement benefits obligation .............................       34,664          34,521
Accrued insurance ..............................................       18,115          17,881
Net accrued pension liability ..................................       14,391          13,703
Other liabilities ..............................................        5,412           5,579
                                                                    ---------       ---------
               Total liabilities ...............................      659,245         664,057
                                                                    =========       =========

Commitments and contingencies

Partners' capital:
      Common Unitholders (24,632 units issued and outstanding at
           December 29, 2001 and September 29, 2001) ...........      113,421         105,549
      General Partner ..........................................        1,965           1,888
      Deferred compensation trust ..............................      (11,567)        (11,567)
      Common Units held in trust, at cost ......................       11,567          11,567
      Unearned compensation ....................................       (2,552)         (1,211)
      Accumulated other comprehensive (loss) ...................      (47,277)        (47,277)
                                                                    ---------       ---------
                Total partners' capital ........................       65,557          58,949
                                                                    ---------       ---------
                Total liabilities and partners' capital ........    $ 724,802       $ 723,006
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



                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit amounts)
                                   (unaudited)



                                                                            Three Months Ended
                                                                       ---------------------------
                                                                       December 29,   December 30,
                                                                           2001           2000
                                                                       ------------   ------------

Revenues
  Propane ............................................................    $153,856       $268,459
  Other ..............................................................      28,008         27,469
                                                                          --------       --------
                                                                           181,864        295,928

Costs and expenses
  Cost of sales ......................................................      79,944        169,138
  Operating ..........................................................      57,652         66,222
  General and administrative .........................................       7,207          8,206
  Depreciation and amortization ......................................       7,586          9,586
                                                                          --------       --------
                                                                           152,389        253,152

Income before interest expense and provision for income taxes ........      29,475         42,776
Interest expense, net ................................................       8,724          9,988
                                                                          --------       --------

Income before provision for income taxes .............................      20,751         32,788
Provision for income taxes ...........................................         138             71
                                                                          --------       --------
Net income ...........................................................    $ 20,613       $ 32,717
                                                                          ========       ========

General Partner's interest in net income .............................    $    390       $    654
                                                                          --------       --------
Limited Partners' interest in net income .............................    $ 20,223       $ 32,063
                                                                          --------       --------
Basic and diluted net income per unit ................................    $   0.82       $   1.33
                                                                          --------       --------
Weighted average number of units outstanding .........................      24,631         24,163
                                                                          --------       --------









The accompanying notes are an integral part of these consolidated financial statements.




                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                         Three Months Ended
                                                                     ---------------------------
                                                                     December 29,   December 30,
                                                                         2001           2000
                                                                     ------------   ------------
Cash flows from operating activities:
     Net income ...................................................     $ 20,613       $ 32,717
     Adjustments to reconcile net income to net cash
      provided by operations:
          Depreciation ............................................        7,130          7,049
          Amortization ............................................          456          2,537
          (Gain) on disposal of property, plant and
            equipment, net ........................................          (13)          (592)
     Changes in operating assets and liabilities, net
       of dispositions:
          (Increase) in accounts receivable .......................      (18,937)       (54,345)
          (Increase) in inventories ...............................       (1,539)        (6,431)
          Decrease/(increase) in prepaid expenses and
           other current assets ...................................          103         (5,113)
          (Decrease)/increase in accounts payable .................       (4,449)        21,237
          (Decrease)/increase in accrued employment
           and benefit costs ......................................       (9,168)         2,325
          Increase in accrued interest ............................        8,581          8,138
          (Decrease) in other accrued liabilities .................         (302)        (5,392)
     Other noncurrent assets ......................................           48           (221)
     Deferred credits and other noncurrent liabilities ............          898           (387)
                                                                        --------       --------
               Net cash provided by operating activities ..........        3,421          1,522
                                                                        --------       --------
Cash flows from investing activities:
      Capital expenditures ........................................       (5,216)        (4,273)
      Proceeds from sale of property, plant and equipment, net ....        1,198            859
                                                                        --------       --------
               Net cash (used in) investing activities ............       (4,018)        (3,414)
                                                                        --------       --------
Cash flows from financing activities:
      Long-term debt (repayments) .................................         --          (44,008)
      Short-term debt borrowings, net .............................         --           19,500
      Net proceeds from public offering ...........................         --           47,079
      Partnership distribution ....................................      (14,168)       (13,396)
                                                                        --------       --------
               Net cash (used in)/provided by financing activities.      (14,168)         9,175
                                                                        --------       --------
Net (decrease)/increase in cash ...................................      (14,765)         7,283
Cash and cash equivalents at beginning of period ..................       36,494         11,645
                                                                        --------       --------
Cash and cash equivalents at end of period ........................     $ 21,729       $ 18,928
                                                                        ========       ========

Supplemental disclosure of cash flow information:
    Cash paid for interest .......................................      $    332       $  1,838
                                                                        ========       ========










The accompanying notes are an integral part of these consolidated financial statements.



                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)




                                                                                                              Accumulated
                                                                        Deferred     Common                     Other        Total
                               Number of Units   Common      General  Compensation  Units in    Unearned    Comprehensive  Partners'
                                   Common       Unitholders  Partner     Trust        Trust   Compensation     (Loss)       Capital
                               ---------------  -----------  -------  ------------  --------  ------------  -------------  ---------

Balance at September  29, 2001         24,632     $ 105,549  $ 1,888     $ (11,567) $ 11,567     $  (1,211)    $ (47,277)  $ 58,949
Net income ....................                      20,223      390                                                         20,613

Comprehensive income ..........

Partnership distribution ......                    (13,855)     (313)                                                       (14,168)
Grants issued under Restricted
  Unit Plan, net of forfeitures                      1,504                                          (1,504)                      --
Amortization of Compensation
  Deferral Plan ...............                                                                         56                       56
Amortization of Restricted
  Unit Plan, net of forfeitures        --           --           --           --         --            107          --          107
                               --------------   -----------  -------  ------------  --------  ------------  -------------  ---------

Balance at December 29, 2001          24,632      $ 113,421  $ 1,965     $ (11,567) $ 11,567     $  (2,552)    $ (47,277)  $  65,557
                               ==============   ===========  =======  ============  ========  ============  =============  =========



                                  Comprehensive
                                     Income
                                  -------------
Balance at September  29, 2001
Net income ....................      $  20,613
                                 --------------
Comprehensive income ..........      $  20,613
                                 ==============
Partnership distribution ......
Grants issued under Restricted
  Unit Plan, net of forfeitures
Amortization of Compensation
  Deferral Plan ...............
Amortization of Restricted
  Unit Plan, net of forfeitures


Balance at December 29, 2001




The accompanying notes are an integral part of these consolidated financial statements.


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 29, 2001 AND DECEMBER 30, 2000
                 (dollars in thousands, except per unit amounts)
                                   (unaudited)

1.   BASIS OF PRESENTATION
     ---------------------

BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Suburban Propane Partners, L.P. (the "Partnership"), its partners and its indirect subsidiaries. All significant intercompany transactions and accounts have been eliminated. The accompanying consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. They include all adjustments which the Partnership considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed. These financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, including management's discussion and analysis of financial condition and results of operations contained therein. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

FISCAL PERIOD. The Partnership's fiscal periods end on the Saturday nearest the end of the quarter.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made by management in the areas of insurance and litigation reserves, as well as the allowance for doubtful accounts. Actual results could differ from those estimates, making it reasonably possible that a change in these estimates could occur in the near term.

RECLASSIFICATIONS. Certain prior period amounts have been reclassified to conform with the current period presentation.

2.   INVENTORIES
     -----------

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

                                         December 29,      September 29,
                                             2001              2001
                                        -------------      -------------

     Propane                                $ 34,157           $ 33,080
     Appliances                                9,273              8,811
                                        -------------      -------------
                                            $ 43,430           $ 41,891
                                        =============      =============


3.   NET INCOME PER UNIT
     -------------------

Basic net income per limited partner unit is computed by dividing net income, after deducting the General Partner's approximate 2% interest, by the weighted average number of outstanding Common Units. Diluted net income per limited partner unit is computed by dividing net income, after deducting the General Partner's approximate 2% interest, by the weighted average number of outstanding Common Units and time vested Restricted Units granted under the 2000 Restricted Unit Plan. In computing diluted net income per unit for the three months ended

December 29, 2001, weighted average units outstanding used to compute basic net income per unit were increased by 21,121 units to reflect the potential dilutive effect of the time vested Restricted Units outstanding using the treasury stock method. In computing diluted net income per unit for the three months ended December 30, 2000, 54,158 units were excluded from the computation of diluted weighted average units outstanding as their effects would have been antidilutive.

4.   ADOPTION OF NEW ACCOUNTING STANDARD
     -----------------------------------

Effective September 30, 2001, the beginning of the Partnership's 2002 fiscal year, the Partnership elected to early adopt the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 modifies the financial accounting and reporting for goodwill and other intangible assets, including the requirement that goodwill and certain intangible assets no longer be amortized. This new standard also requires a transitional impairment review for goodwill, as well as an annual impairment review, to be performed on a reporting unit basis. As a result of the adoption of SFAS 142, amortization expense for the three months ended December 29, 2001 decreased by $1,854 compared to the three months ended December 30, 2000 due to the lack of amortization expense related to goodwill. Aside from this change in accounting for goodwill, no other change in accounting for intangible assets was required as a result of the adoption of SFAS 142 based on the nature of the Partnership's intangible assets. In accordance with SFAS 142, the Partnership has six months from the initial date of adoption, or until March 30, 2002, to complete its transitional impairment review and does not anticipate recognizing an impairment loss.

The following table reflects the effect of the adoption of SFAS 142 on net income and net income per unit as if SFAS 142 had been in effect for the periods presented:

                                                     Three Months Ended
                                                -----------------------------
                                                December 29,     December 30,
                                                    2001             2000
                                                ------------     ------------
     Net income:
         As reported                               $ 20,613         $ 32,717
         Goodwill amortization                            -            1,854
                                                ------------     ------------
         As adjusted                               $ 20,613         $ 34,571
                                                ============     ============

     Basic and diluted net income per unit:
         As reported                                 $ 0.82           $ 1.33
         Goodwill amortization                            -             0.07
                                                ------------     ------------
         As adjusted                                 $ 0.82           $ 1.40
                                                ============     ============


Other intangible assets at December 29, 2001 and September 29, 2001 consist primarily of non-compete agreements with a gross carrying amount of $4,440 and $4,540, respectively, and accumulated amortization of $2,595 and $2,550, respectively. These non-compete agreements are amortized under the straight-line method over the periods of the agreements, ending periodically between fiscal years 2002 and 2011. Aggregate amortization expense related to other intangible assets for the three months ended December 29, 2001 and December 30, 2000 was $126 and $150, respectively.

Aggregate amortization expense related to other intangible assets for each of the five succeeding fiscal years as of December 29, 2001 is as follows:


     FISCAL YEAR
     -----------
     Remainder of 2002                                     $  370
     2003                                                     426
     2004                                                     360
     2005                                                     303
     2006                                                     232

For the three months ended December 29, 2001, the carrying amount of goodwill decreased by $359 as a result of the sale of certain assets during the period.

5.   DISTRIBUTIONS OF AVAILABLE CASH
     -------------------------------

The Partnership makes distributions to its partners 45 days after the end of each fiscal quarter in an aggregate amount equal to its Available Cash for each respective quarter. Available Cash generally means all cash on hand at the end of the fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements.

On January 24, 2002, the Partnership declared a quarterly distribution of $.5625 per Common Unit for the first quarter of fiscal 2002 payable on February 11, 2002 to holders of record on February 4, 2002.

6.   LONG-TERM DEBT
     --------------

The Partnership's Senior Note Agreement, which matures June 30, 2011, requires that the principal amount of $425,000 be paid in equal annual payments of $42,500 starting July 1, 2002. The Partnership currently intends to refinance the first annual payment and is in advanced discussions with various third parties to reach a refinancing agreement with favorable terms to the Partnership. In the event that there is no agreement to refinance the first annual payment, the Partnership currently expects that it will generate sufficient funds from operations or have available adequate borrowing capacity under its working capital facility to make the principal payment.

7.   2000 RESTRICTED UNIT PLAN
     -------------------------

In November 2001, the Partnership awarded 59 units under the 2000 Restricted Unit Plan at an aggregate value of $1,571 to employees of the Partnership. Restricted Units issued under the 2000 Restricted Unit Plan vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the issuance date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the issuance date. The 2000 Restricted Unit Plan participants are not eligible to receive quarterly distributions or vote their respective Restricted Units until vested. Restrictions also limit the sale or transfer of the units during the restricted periods. The value of the Restricted Unit is established by the market price of the Common Unit at the date of grant. Restricted Units are subject to forfeiture in certain circumstances as defined in the 2000 Restricted Unit Plan. Upon award of Restricted Units, the unamortized unearned compensation value is shown as a reduction to partners' capital. The unearned compensation is amortized ratably over the restricted periods.

8.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

The Partnership is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At December 29, 2001 and September 29, 2001, the Partnership had accrued insurance liabilities of $25,865 and $25,741, respectively, representing the total estimated losses under these self-insurance programs. These liabilities represent the gross estimated losses as no claims or lawsuits, individually or in the aggregate, were estimated to exceed the Partnership's deductibles on its insurance policies.

The Partnership is also involved in various legal actions that have arisen in the normal course of business, including those relating to commercial transactions and product liability. Management believes, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership's financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insurance claims.

9.   RECENTLY ISSUED ACCOUNTING STANDARDS
     ------------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Accretion expense and depreciation expense related to the liability and capitalized asset retirement costs, respectively, would be recorded in subsequent periods. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Partnership is currently in the process of evaluating the impact of SFAS 143 and does not anticipate that adoption of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 applies to all long-lived assets, including discontinued operations, and provides guidance on the measurement and recognition of impairment charges for assets to be held and used, assets to be abandoned and assets to be disposed of by sale. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 is effective for fiscal years beginning after December 15, 2001. The provisions of this standard are to be applied prospectively. The Partnership is currently in the process of evaluating the impact of SFAS 144 and does not anticipate that adoption of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

10.  SUBSEQUENT EVENT
     ----------------

On January 31, 2002, the Partnership sold its 170 million gallon propane storage facility in Hattiesburg, Mississippi, for total cash proceeds of $8,400, resulting in a gain on sale of approximately $6,900 which will be recognized in the second quarter of fiscal 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Partnership as of and for the first fiscal quarter ended December 29, 2001. The discussion should be read in conjunction with the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the most recent fiscal year ended September 29, 2001.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED DECEMBER 29, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 30,
--------------------------------------------------------------------------------
2000
----

     REVENUES. Revenues decreased 38.5%, or $114.1 million, to $181.9 million for the three months ended December 29, 2001 compared to $295.9 million for the three months ended December 30, 2000. This decrease is principally due to a decrease in retail volumes sold, coupled with a decrease in average selling prices. The decrease in volume is primarily attributable to the unusually warm weather conditions and the impact of the current economic downturn on commercial and industrial customers. The decrease in selling prices is in line with the steep decline in product costs which began in March 2001.

     Retail gallons sold decreased 24.3%, or 39.9 million gallons, to 124.0 million gallons, compared to 163.9 million gallons in the prior year quarter. Sales prices averaged approximately 15% lower during the three months ended December 29, 2001 as compared to the prior year quarter. Temperatures nationwide were 18% warmer than normal during the three month period as compared to 13% colder than normal in the prior year period, a 27% decline year-over-year, as reported by the National Oceanic and Atmospheric Administration. The wide swing in temperatures was particularly felt during the latter two-thirds of the fiscal 2002 first quarter.

     Revenue from other sources, including sales of appliances, related parts and services, of $28.0 million for the three months ended December 29, 2001 was comparable to other revenue in the prior year quarter of $27.5 million.

     GROSS MARGIN. Gross margin decreased 19.6%, or $24.9 million, to $101.9 million for the three months ended December 29, 2001 compared to $126.8 million for the three months ended December 30, 2000. The lower margins are attributable to the decline in retail volumes sold. However, the average gross margin as a percentage of revenues for the first quarter of fiscal 2002 improved to 56.0% compared to 42.8% in the prior year quarter.

     OPERATING EXPENSES. Operating expenses decreased 12.9%, or $8.6 million, to $57.7 million for the three months ended December 29, 2001 compared to $66.2 million for the three months ended December 30, 2000. The decrease in operating expenses is principally attributable to the Partnership's ability to reduce costs amidst declining volumes resulting from management's ongoing initiatives to shift costs from fixed to variable, primarily in the areas of employee compensation and benefits. Operating expenses in the first quarter of fiscal 2002 include a $2.7 million unrealized gain attributable to the mark-to-market adjustment on derivative instruments, compared to a $1.1 million unrealized loss in the prior year quarter (Refer to Item 3 for information on the Partnership's policies regarding its accounting for derivative instruments).

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 12.2%, or $1.0 million, to $7.2 million for the three months ended December 29, 2001 compared to $8.2 million for the three months ended December 30, 2000, again attributable to management's cost containment efforts particularly with employee compensation and benefits and professional services.

     INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA. Income before interest expense and income taxes decreased $13.3 million to $29.5 million in the three months ended December 29, 2001 compared to $42.8 million in the prior year quarter. EBITDA decreased $15.3 million, or 29.2%, to $37.1 million. These changes in income before interest expense and income taxes and in EBITDA are primarily attributable to lower revenues partially offset by an improvement in the average margin per retail gallon sold, reflecting continued efforts to manage product costs, and lower operating and general and administrative expenses, as described above.

     EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with or superior to generally accepted accounting principles but provides additional information for evaluating our ability to distribute its quarterly distributions. Because EBITDA excludes some, but not all, items that affect net income and this measure may vary among companies, the EBITDA data presented above may not be comparable to similarly titled measures of other companies.

     INTEREST EXPENSE. Net interest expense decreased $1.3 million, or 12.7%, to $8.7 million for the three months ended December 29, 2001 compared to $10.0 million in the prior year quarter. This decrease is primarily attributable to reductions in average amounts outstanding under our Revolving Credit Agreement and, to a lesser extent, lower average interest rates. There were no outstanding borrowings under the working capital facility of the Revolving Credit Agreement during the first quarter of fiscal 2002 compared to $26.0 million during the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Due to the seasonal nature of the propane business, cash flows from operating activities are greater during the winter and spring seasons as customers pay for propane purchased during the heating season. For the three months ended December 29, 2001, net cash provided by operating activities was $3.4 million compared to cash provided by operating activities of $1.5 million in the three months ended December 30, 2000. The increase of $1.9 million was primarily due to favorable changes in working capital in comparison to the prior year quarter partly offset by lower net income of $13.5 million, after adjusting for non-cash items (depreciation, amortization and gain on disposal of assets) in both periods.

     Net cash used in investing activities was $4.0 million during the three months ended December 29, 2001 consisting of capital expenditures of $5.2 million (including $2.3 million for maintenance expenditures and $2.9 million to support the growth of operations), offset by net proceeds from the sale of property, plant and equipment of $1.2 million. Net cash used in investing activities was $3.4 million during the three months ended December 30, 2000 consisting of capital expenditures of $4.3 million (including $0.3 million for maintenance expenditures and $4.0 million to support the growth of operations), offset by net proceeds from the sale of property, plant and equipment of $0.9 million. Additionally, on January 31, 2002 we sold our 170 million gallon propane storage facility in Hattiesburg, Mississippi, for total cash proceeds of $8.4 million, resulting in a gain on sale of approximately $6.9 million which will be recognized in the second quarter of fiscal 2002.

     Net cash used in financing activities for the three months ended December 29, 2001 was $14.2 million, reflecting Partnership distributions. Net cash provided by financing activities for the three months ended December 30, 2000 was $9.2 million, reflecting $47.1 million in net proceeds received from the sale of Common Units in a public offering and $19.5 million of net working capital borrowings under the Revolving Credit Agreement partially offset by $13.4 million in Partnership distributions and $44.0 million of net repayments of amounts outstanding under the Revolving Credit Agreement utilizing the proceeds of the public offering.

     On January 24, 2002, we declared a quarterly distribution of $.5625 per Common Unit for the first quarter of fiscal 2002 payable on February 11, 2002 to holders of record on February 4, 2002.

     Our Senior Note Agreement, which matures on June 30, 2011, requires that the principal amount of $425.0 million be paid in equal annual payments of $42.5 million starting July 1, 2002. We currently intend to refinance the first annual payment and are in advanced discussions with various third parties to reach a refinancing agreement with favorable terms to the Partnership. In the event that there is no agreement to refinance the first annual payment, we currently expect that the Partnership will generate sufficient funds from operations or have available adequate borrowing capacity under the working capital facility to make the principal payment.

     As discussed above, the results of operations for the first quarter of fiscal 2002 were adversely impacted by unseasonably warm weather nationwide, as weather was 18% warmer than normal. If current weather patterns persist during the second quarter of fiscal 2002 and for the remainder of our fiscal year, the demand for propane may be adversely affected which may result in a continued decline in retail gallons sold compared to the prior year. Our ability to satisfy our future obligations will depend on our future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond our control. Results of operations and cash flow from operations may be negatively impacted by a decline in retail volumes and overall gross margins. However, our continued efforts to control our operating and general and administrative expenses, coupled with lower average interest rates, is expected to mitigate the negative impact of lower revenues and gross margins.

     Based on our current estimate of our cash position, availability under the Revolving Credit Agreement (unused borrowing capacity under the working capital facility of $75.0 million at December 29, 2001) and expected cash from operating activities, we expect to have sufficient funds to meet our current and future obligations.


LONG-TERM DEBT OBLIGATIONS AND OTHER COMMITMENTS
------------------------------------------------

     Long-term debt obligations and future minimum rental commitments under noncancelable operating lease agreements as of December 29, 2001 are due as follows (amounts in thousands):

                                         Remainder                                     Fiscal
                                         of Fiscal    Fiscal     Fiscal      Fiscal   2006 and
                                           2002        2003       2004        2005    thereafter    Total
                                         ---------  ----------  ---------  ---------  ----------  ----------

Long-term debt                           $ 42,855   $  88,941   $ 42,911   $ 42,939   $ 255,475   $ 473,121
Operating leases                           16,919      19,534     16,299     13,259      24,224      90,235

   Total long-term debt obligations      ---------  ----------  ---------  ---------  ----------  ----------
    and lease commitments                $ 59,774   $ 108,475   $ 59,210   $ 56,198   $ 279,699   $ 563,356
                                         =========  ==========  =========  =========  ==========  ==========


     Additionally, we have standby letters of credit in the aggregate amount of $28.9 million, in support of our casualty insurance coverage and certain lease obligations, which expire on March 1, 2002.

RELATED PARTY TRANSACTION
-------------------------

     The Partnership's general partner, Suburban Energy Services Group LLC (the "General Partner"), acquired the general partner interests from a predecessor general partner on May 26, 1999 for $6.0 million (the "GP Loan") which was borrowed under a private placement with Mellon Bank N.A. ("Mellon"). As of December 29, 2001, the balance outstanding under the GP Loan was $1.4 million.

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

     If the Partnership elects or is required to purchase the GP Note from Mellon, the Partnership has the right, exercisable in its sole discretion pursuant to the Compensation Deferral Plan established for the members of the Successor General Partner, to cause up to all of the Common Units deposited in the trust (amounting to $11.6 million as of December 29, 2001 and September 29, 2001) related to the Compensation Deferral Plan to be forfeited and cancelled (and to cause all of the related distributions to be forfeited), regardless of the amount paid by the Partnership to purchase the GP Note.

ADOPTION OF NEW ACCOUNTING STANDARD
-----------------------------------

     Effective September 30, 2001, the beginning of our 2002 fiscal year, we elected to early adopt the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 modifies the financial accounting and reporting for goodwill and other intangible assets, including the requirement that goodwill and certain intangible assets no longer be amortized. This new standard also requires a transitional impairment review for goodwill, as well as an annual impairment review, to be performed on a reporting unit basis. As a result of the adoption of SFAS 142, amortization expense for the three months ended December 29, 2001 decreased by $1.9 million compared to the three months ended December 30, 2000 as a result of the lack of amortization expense related to goodwill. Aside from this change in accounting for goodwill, no other change in accounting for intangible assets was required as a result of the adoption of SFAS 142 based on the nature of our intangible assets. In accordance with SFAS 142, we have six months from the initial date of adoption, or until March 30, 2002, to complete our transitional impairment review and do not anticipate recognizing an impairment loss.

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Accretion expense and depreciation expense related to the liability and capitalized asset retirement costs, respectively, would be recorded in subsequent periods. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We are currently in the process of evaluating the impact of SFAS 143 and do not anticipate that adoption of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 applies to all long-lived assets, including discontinued operations, and provides guidance on the measurement and recognition of impairment charges for assets to be held and used, assets to be abandoned and assets to be disposed of by sale. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 is effective for fiscal years beginning after December 15, 2001. The provisions of this standard are to be applied prospectively. We are currently in the process of evaluating the impact of SFAS 144 and do not anticipate that adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.


ITEM 3.  QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

     As of December 29, 2001, the Partnership was party to propane forward and option contracts with various third parties and futures traded on the New York Mercantile Exchange (the "NYMEX"). Futures and forward contracts require that the Partnership sell or acquire propane at a fixed price at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane at a specified price during a specified time period; the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of propane to the respective party or are settled by the payment of a net amount equal to the difference between the then current price of propane and the fixed contract price. The contracts are entered into in anticipation of market movements and to manage and hedge exposure to fluctuating propane prices as well as to help ensure the availability of propane during periods of high demand.

     Market risks associated with the trading of futures, options and forward contracts are monitored daily for compliance with the Partnership's trading policy which includes volume limits for open positions. Open inventory positions are reviewed and managed daily as to exposures to changing market prices.

MARKET RISK

     The Partnership is subject to commodity price risk to the extent that propane market prices deviate from fixed contract settlement amounts. Futures traded with brokers of the NYMEX require daily cash settlements in margin accounts. Forward and option contracts are generally settled at the expiration of the contract term either by physical delivery or through a net settlement mechanism.

CREDIT RISK

     Futures are guaranteed by the NYMEX and as a result have minimal credit risk. The Partnership is subject to credit risk with forward and option contracts to the extent the counterparties do not perform. The Partnership evaluates the financial condition of each counterparty with which it conducts business and establishes credit limits to reduce exposure to credit risk of non-performance.

SENSITIVITY ANALYSIS

     In an effort to estimate the exposure of unfavorable market price movements, a sensitivity analysis of open positions as of December 29, 2001 was performed. Based on this analysis, a hypothetical 10% adverse change in market prices for each of the future months for which an option, futures and/or forward contract exists indicates a potential loss in future earnings of $1.3 million and $0.6 million as of December 29, 2001 and December 30, 2000, respectively. See also Item 7A of the Partnership's Annual Report on Form 10-K for the fiscal year ended September 29, 2001.

     The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio at any given point in time.

DERIVATIVE INSTRUMENTS

     The Partnership accounts for its derivative instruments in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 137 and SFAS No. 138. The Partnership's derivative instruments do not qualify, and are therefore not designated, as hedges under SFAS 133. Accordingly, derivative instruments are recorded as assets or liabilities based on their fair value and any subsequent changes in fair values of these instruments are recorded in income. Fair values for forward and futures contracts are derived from quoted market prices for similar instruments traded on the NYMEX.

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             No exhibits included in this filing.

         (b) Reports on Form 8-K

             The Partnership filed a Form 8-K on January 11, 2002 incorporating a press release announcing the Partnership's Quarterly Earnings Conference Call.


Other items under Part II are not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Suburban Propane Partners, L.P.


February 12, 2002                       /s/ ROBERT M. PLANTE
-----------------                       --------------------
Date                                    Robert M. Plante
                                        Vice President - Finance and Treasurer
                                        (Principal Financial Officer)


February 12, 2002                       /s/ MICHAEL A. STIVALA
-----------------                       ----------------------
Date                                    Michael A. Stivala
                                        Controller
                                        (Principal Accounting Officer)