Form 10-Q
period 2002-03-30
SUBURBAN PROPANE PARTNERS LP
filed 2002-05-13
CIK 1005210

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

                  For the quarterly period ended March 30, 2002

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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 7, 2002, 24,631,287 Common Units were outstanding.















================================================================================

================================================================================

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                     PART I                               Page
                                                                          ----
ITEM  1. FINANCIAL STATEMENTS (UNAUDITED)
         Consolidated Balance Sheets as of March 30, 2002 and
         September 29, 2001...........................................      1

         Consolidated Statements of Operations for the three months
         ended March 30, 2002 and March 31, 2001......................      2

         Consolidated Statements of Operations for the six months
         ended March 30, 2002 and March 31, 2001......................      3

         Consolidated Statements of Cash Flows for the six months
         ended March 30, 2002 and March 31, 2001......................      4

         Consolidated Statement of Partners' Capital for the six
         months ended March 30, 2002..................................      5

         Notes to Consolidated Financial Statements...................      6

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS................      11

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK..................................................      17

                                     PART II

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K.............................      19

Signatures............................................................      20


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


             SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)
                                (unaudited)

                                                                 March 30,      September 29,
                                                                   2002             2001
                                                                -----------     -------------

ASSETS
Current assets:
    Cash and cash equivalents ................................   $  44,296        $  36,494
    Accounts receivable, less allowance for doubtful accounts
       of $3,064 and $3,992, respectively ....................      69,257           42,702
    Inventories ..............................................      40,124           41,891
    Prepaid expenses and other current assets ................       8,983            3,252
                                                                 ---------        ---------
            Total current assets .............................     162,660          124,339
Property, plant and equipment, net ...........................     337,395          344,374
Goodwill, net ................................................     243,430          243,789
Other intangible assets, net .................................       1,719            1,990
Other assets .................................................       8,078            8,514
                                                                 ---------        ---------
             Total assets ....................................   $ 753,282        $ 723,006
                                                                 =========        =========



LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable .........................................   $  39,152        $  38,685
    Accrued employment and benefit costs .....................      16,906           29,948
    Current portion of long-term borrowings ..................        --             42,500
    Accrued insurance ........................................       8,270            7,860
    Customer deposits and advances ...........................      14,617           23,217
    Accrued interest .........................................       8,784            8,318
    Other current liabilities ................................       7,687           11,575
                                                                 ---------        ---------
              Total current liabilities ......................      95,416          162,103
Long-term borrowings .........................................     472,709          430,270
Postretirement benefits obligation ...........................      34,476           34,521
Accrued insurance ............................................      16,737           17,881
Accrued pension liability ....................................      15,080           13,703
Other liabilities ............................................       5,356            5,579
                                                                 ---------        ---------
               Total liabilities .............................     639,774          664,057
                                                                 ---------        ---------

Commitments and contingencies

Partners' capital:
      Common Unitholders (24,631 units issued and outstanding)     160,288          105,549
      General Partner ........................................       3,025            1,888
      Deferred compensation ..................................     (11,567)         (11,567)
      Common Units held in trust, at cost ....................      11,567           11,567
      Unearned compensation ..................................      (2,528)          (1,211)
      Accumulated other comprehensive (loss) .................     (47,277)         (47,277)
                                                                 ---------        ---------
                Total partners' capital ......................     113,508           58,949
                                                                 ---------        ---------
                Total liabilities and partners' capital ......   $ 753,282        $ 723,006
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


              SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per unit amounts)
                                (unaudited)

                                                                   Three Months Ended
                                                                -----------------------
                                                                 March 30,    March 31,
                                                                   2002         2001
                                                                ----------   ----------

Revenues
  Propane ...................................................   $ 212,739    $ 332,727
  Other .....................................................      23,148       22,166
                                                                ---------    ---------
                                                                  235,887      354,893

Costs and expenses
  Cost of products sold .....................................      96,645      201,149
  Operating .................................................      59,755       66,954
  General and administrative ................................       8,109        9,236
  Depreciation and amortization .............................       7,406       10,019
  Gain on sale of storage facility ..........................      (6,768)        --
                                                                ---------    ---------
                                                                  165,147      287,358

Income before interest expense and provision for income taxes      70,740       67,535
Interest expense, net .......................................       8,649       10,265
                                                                ---------    ---------

Income before provision for income taxes ....................      62,091       57,270
Provision for income taxes ..................................         190           94
                                                                ---------    ---------
Net income ..................................................   $  61,901    $  57,176
                                                                =========    =========

General Partner's interest in net income ....................   $   1,373    $   1,081
                                                                ---------    ---------
Limited Partners' interest in net income ....................   $  60,528    $  56,095
                                                                =========    =========

Basic net income per unit ...................................   $    2.46    $    2.28
                                                                ---------    ---------
Weighted average number of units outstanding - basic ........      24,631       24,631
                                                                ---------    ---------

Diluted net income per unit .................................   $    2.45    $    2.28
                                                                ---------    ---------
Weighted average number of units outstanding - diluted ......      24,659       24,644
                                                                ---------    ---------













The accompanying notes are an integral part of these consolidated financial statements.

             SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per unit amounts)
                                (unaudited)

                                                                    Six Months Ended
                                                                -----------------------
                                                                March 30,     March 31,
                                                                  2002          2001
                                                                ----------   ----------

Revenues
  Propane ...................................................   $ 366,595    $ 601,186
  Other .....................................................      51,156       49,635
                                                                ---------    ---------
                                                                  417,751      650,821

Costs and expenses
  Cost of products sold .....................................     176,589      370,287
  Operating .................................................     117,407      133,176
  General and administrative ................................      15,316       17,442
  Depreciation and amortization .............................      14,992       19,605
  Gain on sale of storage facility ..........................      (6,768)        --
                                                                ---------    ---------
                                                                  317,536      540,510

Income before interest expense and provision for income taxes     100,215      110,311
Interest expense, net .......................................      17,373       20,253
                                                                ---------    ---------

Income before provision for income taxes ....................      82,842       90,058
Provision for income taxes ..................................         328          165
                                                                ---------    ---------
Net income ..................................................   $  82,514    $  89,893
                                                                =========    =========

General Partner's interest in net income ....................   $   1,763    $   1,735
                                                                ---------    ---------
Limited Partners' interest in net income ....................   $  80,751    $  88,158
                                                                =========    =========

Basic net income per unit ...................................   $    3.28    $    3.61
                                                                ---------    ---------
Weighted average number of units outstanding - basic ........      24,631       24,397
                                                                ---------    ---------

Diluted net income per unit .................................   $    3.27    $    3.61
                                                                ---------    ---------
Weighted average number of units outstanding - diluted ......      24,658       24,406
                                                                ---------    ---------













The accompanying notes are an integral part of these consolidated financial statements.

              SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                (unaudited)

                                                                        Six Months Ended
                                                                     ---------------------
                                                                     March 30,   March 31,
                                                                       2002         2001
                                                                     ---------   ---------
Cash flows from operating activities:
     Net income ..................................................   $ 82,514    $ 89,893
     Adjustments to reconcile net income to net cash
      provided by operations:
          Depreciation ...........................................     14,079      14,259
          Amortization ...........................................        913       5,346
          (Gain) on disposal of property, plant and
            equipment, net .......................................       (276)       (892)
          (Gain) on sale of storage facility .....................     (6,768)       --
     Changes in assets and liabilities, net of dispositions:
          (Increase) in accounts receivable ......................    (26,620)    (49,681)
          Decrease in inventories ................................      1,725       2,035
          (Increase) in prepaid expenses and
            other current assets .................................     (5,731)       (645)
          Increase/(decrease) in accounts payable ................        880     (13,982)
          (Decrease)/increase in accrued employment
            and benefit costs ....................................    (12,661)      5,762
          Increase in accrued interest ...........................        466         325
          (Decrease) in other accrued liabilities ................    (12,139)    (14,164)
          Net change in other noncurrent assets and liabilities ..       (260)       (863)
                                                                     --------    --------
               Net cash provided by operating activities .........     36,122      37,393
                                                                     --------    --------
Cash flows from investing activities:
      Capital expenditures .......................................     (9,576)     (9,502)
      Proceeds from sale of property, plant and equipment, net ...      9,592       1,437
                                                                     --------    --------
               Net cash provided by/(used in) investing activities         16      (8,065)
                                                                     --------    --------
Cash flows from financing activities:
      Long-term debt (repayments) ................................       --       (44,019)
      Short-term debt borrowings, net ............................       --           750
      Credit agreement expenses ..................................       --          (730)
      Net proceeds from public offering ..........................       --        47,079
      Partnership distributions ..................................    (28,336)    (26,889)
                                                                     --------    --------
               Net cash (used in) financing activities ...........    (28,336)    (23,809)
                                                                     --------    --------
Net increase in cash and cash equivalents ........................      7,802       5,519
Cash and cash equivalents at beginning of period .................     36,494      11,645
                                                                     --------    --------
Cash and cash equivalents at end of period .......................   $ 44,296    $ 17,164
                                                                     ========    ========

Supplemental disclosure of cash flow information:
    Cash paid for interest .......................................   $ 17,077    $ 19,922
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


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES


                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)




                                                                                                             Accumulated
                                                                                     Common                    Other        Total
                                   Number of     Common      General   Deferred     Units in    Unearned    Comprehensive  Partners'
                                  Common Units  Unitholders  Partner  Compensation   Trust    Compensation    (Loss)       Capital
                                  ------------  -----------  -------  ------------  --------  ------------  -------------  --------

Balance at September  29, 2001          24,631    $ 105,549  $ 1,888      $(11,567)  $11,567       $(1,211)      $(47,277)  $58,949

Net income ....................                      80,751    1,763                                                         82,514

Comprehensive income ..........

Partnership distributions .....                     (27,710)    (626)                                                       (28,336)
Grants issued under Restricted
  Unit Plan, net of forfeitures                       1,698                                         (1,698)                      --
Amortization of Compensation
  Deferral Plan ...............                                                                        112                      112
Amortization of Restricted
  Unit Plan, net of forfeitures                                                                        269                      269
                                  ------------  -----------  -------  ------------  --------  ------------  -------------  --------
Balance at March 30, 2002 .....         24,631    $ 160,288  $ 3,025      $(11,567)  $11,567       $(2,528)     $ (47,277) $113,508
                                  ============  ===========  =======  ============  ========  ============  =============  ========




                                  Comprehensive
                                      Income
                                  -------------

Balance at September  29, 2001

Net income ....................       $ 82,514
                                  -------------
Comprehensive income ..........       $ 82,514
                                  =============
Partnership distributions .....
Grants issued under Restricted
  Unit Plan, net of forfeitures
Amortization of Compensation
  Deferral Plan ...............
Amortization of Restricted
 Unit Plan, net of forfeitures
                                  -------------
Balance at March 30, 2002 .....
                                  =============







The accompanying notes are an integral part of these consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per unit amounts)
                                   (unaudited)

1.   BASIS OF PRESENTATION
     ---------------------

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Suburban Propane Partners, L.P. (the "Partnership"), its partners and its indirect subsidiaries. All significant intercompany transactions and accounts have been eliminated. The accompanying consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. They include all adjustments that the Partnership considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed. These financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the fiscal year ended September 29, 2001, including management's discussion and analysis of financial condition and results of operations contained therein. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

2.   INVENTORIES
     -----------

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:


                                               March 30,         September 29,
                                                 2002                2001
                                              -----------        -------------

Propane ................................        $31,396             $33,080
Appliances .............................          8,728               8,811
                                                -------             -------
                                                $40,124             $41,891
                                                =======             =======



3.   NET INCOME PER UNIT
     -------------------

Basic net income per limited partner unit is computed by dividing net income, after deducting the General Partner's approximate 2% interest, by the weighted average number of outstanding Common Units. Diluted net income per limited partner unit is computed by dividing net income, after deducting the General

Partner's approximate 2% interest, by the weighted average number of outstanding Common Units and time vested Restricted Units granted under the 2000 Restricted Unit Plan. In computing diluted net income per unit, weighted average units outstanding used to compute basic net income per unit were increased by 28,037 units and 26,932 units for the three and six months ended March 30, 2002, respectively, and 12,976 units and 8,774 units for the three and six months ended March 31, 2001, respectively, to reflect the potential dilutive effect of the time vested Restricted Units outstanding using the treasury stock method.

4.   ADOPTION OF NEW ACCOUNTING STANDARD
     -----------------------------------

Effective September 30, 2001, the beginning of the Partnership's 2002 fiscal year, the Partnership elected to early adopt the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 modifies the financial accounting and reporting for goodwill and other intangible assets, including the requirement that goodwill and certain intangible assets no longer be amortized. This new standard also requires a transitional impairment review for goodwill, as well as an annual impairment review, to be performed on a reporting unit basis. As a result of the adoption of SFAS 142, amortization expense for the three and six months ended March 30, 2002 decreased by $1,854 and $3,708, respectively, compared to the three and six months ended March 31, 2001, respectively, due to the lack of amortization expense related to goodwill. Aside from this change in accounting for goodwill, no other change in accounting for intangible assets was required as a result of the adoption of SFAS 142 based on the nature of the Partnership's intangible assets. In accordance with SFAS 142, the Partnership completed its transitional impairment review and, as the fair values of identified reporting units exceed the respective carrying values, goodwill is not considered impaired as of the date of adoption of SFAS 142.

The following table reflects the effect of the adoption of SFAS 142 on net income and net income per unit as if SFAS 142 had been in effect for the periods presented:



                                Three Months Ended          Six Months Ended
                              -----------------------   -----------------------
                               March 30,    March 31,    March 30,    March 31,
                                 2002         2001         2002         2001
                              ----------   ----------   ----------   ----------
Net income:
    As reported ............  $   61,901   $   57,176   $   82,514   $   89,893
    Goodwill amortization ..        --          1,854         --          3,708
                              ----------   ----------   ----------   ----------
    As adjusted ............  $   61,901   $   59,030   $   82,514   $   93,601
                              ==========   ==========   ==========   ==========

Basic net income per unit:
    As reported ............  $     2.46   $     2.28   $     3.28   $     3.61
    Goodwill amortization ..         --          0.07          --          0.15
                              ----------   ----------   ----------   ----------
    As adjusted ............  $     2.46   $     2.35   $     3.28   $     3.76
                              ==========   ==========   ==========   ==========


Diluted net income per unit:
    As reported ............  $     2.45   $     2.28   $     3.27   $     3.61
    Goodwill amortization ..         --          0.07          --          0.15
                              ----------   ----------   ----------   ----------
    As adjusted ............  $     2.45   $     2.35   $     3.27   $     3.76
                              ==========   ==========   ==========   ==========



Other intangible assets at March 30, 2002 and September 29, 2001 consist primarily of non-compete agreements with a gross carrying amount of $4,440 and $4,540, respectively, and accumulated amortization of $2,721 and $2,550, respectively. These non-compete agreements are amortized under the straight-line method over the periods of the agreements, ending periodically between fiscal years 2002 and 2011. Aggregate amortization expense related to other intangible assets for the three and six months ended March 30, 2002 was $126 and $252, respectively, and for the three and six months ended March 31, 2001 was $143 and $293, respectively.

Aggregate amortization expense related to other intangible assets for each of the five succeeding fiscal years as of March 30, 2002 is as follows:

     Fiscal Year
     -----------
     Remainder of 2002                             $  244
     2003                                             426
     2004                                             360
     2005                                             303
     2006                                             232

For the six months ended March 30, 2002, the carrying amount of goodwill decreased by $359 as a result of the sale of certain assets during the period.

5.   DISTRIBUTIONS OF AVAILABLE CASH
     -------------------------------

The Partnership makes distributions to its partners approximately 45 days after the end of each fiscal quarter in an aggregate amount equal to its Available Cash for each respective quarter. Available Cash, as defined in the Amended and Restated Partnership Agreement, generally means all cash on hand at the end of the fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements of the Partnership.

On April 25, 2002, the Partnership declared a quarterly distribution of $.5625 per Common Unit, or $2.25 on an annualized basis, for the second quarter of fiscal 2002 payable on May 14, 2002 to holders of record on May 7, 2002. This quarterly distribution includes incentive distribution rights payable to the General Partner to the extent the quarterly distribution exceeds $.55 per Common Unit.

6.   LONG-TERM BORROWINGS
     --------------------

Long-term borrowings consist of the following:


                                                   March 30,     September 29,
                                                     2002            2001
                                                 -------------   -------------

7.54% Senior Notes due June 30, 2011 .........       $425,000        $425,000
Note payable, 8%, due in annual installments
     through 2006 ............................          2,048           2,048
Amounts outstanding under Acquisition Facility
     of Revolving Credit Agreement ...........         46,000          46,000
Other long-term liabilities ..................             72             129
                                                 -------------   -------------
                                                      473,120         473,177
Less: current portion ........................            411          42,907
                                                 -------------   -------------
                                                     $472,709        $430,270
                                                 =============   =============


On March 5, 1996, the Operating Partnership issued $425,000 of Senior Notes with an annual interest rate of 7.54%. The Operating Partnership's obligations under the Senior Note Agreement are unsecured and rank on an equal and ratable basis with the Operating Partnership's obligations under the Revolving Credit Agreement. The Senior Notes will mature June 30, 2011, and require semiannual interest payments which commenced June 30, 1996. Under the terms of the Senior Note Agreement, the Operating Partnership is obligated to pay the principal on the Senior Notes in equal annual payments of $42,500 starting July 1, 2002. On April 19, 2002, the Partnership executed a Note Purchase Agreement that refinances the first annual principal payment of $42,500 through a private placement of 10-year senior notes due June, 2012. The new senior notes have been priced at a fixed rate of 7.37%, with funding to take place on June 28, 2002. Accordingly, the Partnership has classified the first annual payment of $42,500 as long-term borrowings in the accompanying Consolidated Balance Sheet as of March 30, 2002.

7.   2000 RESTRICTED UNIT PLAN
     -------------------------

During fiscal 2002, the Partnership awarded 66,298 Restricted Units under the 2000 Restricted Unit Plan at an aggregate value of $1,765 to employees of the Partnership. Restricted Units issued under the 2000 Restricted Unit Plan vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the issuance date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the issuance date. The 2000 Restricted Unit Plan participants are not eligible to receive quarterly distributions or vote their respective Restricted Units until vested. Restrictions also limit the sale or transfer of the Common Units by the award recipients during the restricted periods. The value of the Restricted Unit is established by the market price of the Common Unit at the date of grant. Restricted Units are subject to forfeiture in certain circumstances as defined in the 2000 Restricted Unit Plan. Upon award of Restricted Units, the unamortized unearned compensation value is shown as a reduction to partners' capital. The unearned compensation is amortized ratably to expense over the restricted periods.

8.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

The Partnership is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At March 30, 2002 and September 29, 2001, the Partnership had accrued insurance liabilities of $25,007 and $25,741, respectively, representing the total estimated losses under these self-insurance programs. These liabilities represent the gross estimated losses as no claims or lawsuits, individually or in the aggregate, were estimated to exceed the Partnership's deductibles on its insurance policies.

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

9.   RECENTLY ISSUED ACCOUNTING STANDARDS
     ------------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Accretion expense and depreciation expense related to the liability and capitalized asset retirement costs, respectively, would be recorded in subsequent periods. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Partnership is currently in the process of evaluating the impact of SFAS 143 and does not anticipate that adoption of this standard will have a material impact, if any, on its consolidated financial position, results of operations or cash flows.

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

10.  SALE OF STORAGE FACILITY
     ------------------------

On January 31, 2002, the Partnership sold its 170 million gallon propane storage facility in Hattiesburg, Mississippi, which was considered a non-strategic asset, for net cash proceeds of approximately $8,000, resulting in a gain on sale of approximately $6,768.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and six months ended March 30, 2002. The discussion should be read in conjunction with the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the most recent fiscal year ended September 29, 2001.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 30, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001
-------------------------------------------------------------------------------

     REVENUES. Revenues decreased 33.5%, or $119.0 million, to $235.9 million for the three months ended March 30, 2002 compared to $354.9 million for the three months ended March 31, 2001. This decrease is principally due to a decrease in average selling prices, coupled with a decrease in retail volumes sold. Average selling prices declined as a result of a significant decline in the commodity price of propane which began in March 2001 and continued throughout the second quarter of fiscal 2002. Average propane selling prices were approximately 27% lower during the three months ended March 30, 2002 as compared to the prior year quarter. The decrease in volume is primarily attributable to the unusually warm weather conditions, which began in the first quarter of fiscal 2002 and continued throughout the majority of the second quarter, as well as, to a lesser extent, the impact of the current economic downturn on commercial and industrial customers.

     Retail gallons sold decreased 8.9%, or 16.5 million gallons, to 168.6 million gallons, compared to 185.1 million gallons in the prior year quarter. Temperatures nationwide were 10% warmer than normal during the three month period ended March 30, 2002, which was 9% warmer than the prior year quarter, as reported by the National Oceanic and Atmospheric Administration ("NOAA"). The increase in temperatures was greatest during January and February when the heating season is normally at its peak.

     Revenue from other sources; including sales of appliances, related parts and services, of $23.1 million for the three months ended March 30, 2002 was comparable to other revenue in the prior year quarter of $22.2 million.

     OPERATING EXPENSES. Operating expenses decreased 10.7%, or $7.2 million, to $59.8 million for the three months ended March 30, 2002 compared to $67.0 million for the three months ended March 31, 2001. The decrease in operating expenses is principally attributable to our ability to reduce costs amidst declining volumes resulting from management's ongoing initiatives to shift costs from fixed to variable, primarily in the areas of employee compensation and benefits. In addition, the lower fuel cost environment has had a favorable impact on the cost of operating our fleet. Operating expenses in the second quarter of fiscal 2002 include a $3.4 million unrealized gain attributable to the mark-to-market adjustment on derivative instruments, compared to a $2.9 million unrealized gain in the prior year quarter (see Item 3 Quantitative and Qualitative Disclosures About Market Risk for information on our policies regarding the accounting for derivative instruments).

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 12.0%, or $1.1 million, to $8.1 million for the three months ended March 30, 2002 compared to $9.2 million for the three months ended March 31, 2001, again attributable to management's cost containment efforts particularly in the areas of employee compensation and benefits.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased 26.0%, or $2.6 million, to $7.4 million compared to $10.0 million in the prior year quarter as a result of our decision to early adopt Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") effective September 30, 2001 (the beginning of fiscal
2002), which eliminates the requirement to amortize goodwill and certain intangible assets. If SFAS 142 had been in effect last year, fiscal 2001 second quarter net income would have increased by $1.9 million. Refer to "Adoption of New Accounting Standard" below for further information on the adoption of SFAS 142.

     GAIN ON SALE OF STORAGE FACILITY. On January 31, 2002, we sold our 170 million gallon propane storage facility in Hattiesburg, Mississippi, which was considered a non-strategic asset, for net cash proceeds of $8.0 million, resulting in a gain on sale of approximately $6.8 million.

     INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA. Income before interest expense and income taxes increased $3.2 million to $70.7 million in the three months ended March 30, 2002 compared to $67.5 million in the prior year quarter. Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased $0.6 million, or 0.8%, to $78.2 million in the three months ended March 30, 2002. The improvement in income before interest expense and income taxes and in EBITDA over the prior year quarter reflects the impact of the 8.9% lower retail volumes sold attributable to the unseasonably warm weather conditions; offset by the approximate 10.9% lower combined operating and general and administrative expenses described above, as well as the impact of the gain on the sale of our Hattiesburg, Mississippi storage facility.

     EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with or superior to generally accepted accounting principles, but provides additional information for evaluating our ability to distribute our quarterly distributions. Because EBITDA excludes some, but not all, items that affect net income and this measure may vary among companies, the EBITDA data presented above may not be comparable to similarly titled measures of other companies.

     INTEREST EXPENSE. Net interest expense decreased $1.6 million, or 15.5%, to $8.7 million for the three months ended March 30, 2002 compared to $10.3 million in the prior year quarter. This decrease is primarily attributable to reductions in average amounts outstanding under our Revolving Credit Agreement and, to a lesser extent, lower average interest rates. There were no outstanding borrowings under the working capital facility of the Revolving Credit Agreement during the second quarter of fiscal 2002 compared to $7.3 million at the end of the prior year quarter.

SIX MONTHS ENDED MARCH 30, 2002 COMPARED TO SIX MONTHS ENDED MARCH 31, 2001
---------------------------------------------------------------------------

     REVENUES. Revenues decreased 35.8%, or $233.0 million, to $417.8 million for the six months ended March 30, 2002 compared to $650.8 million for the six months ended March 31, 2001. This decrease is principally due to a decrease in average selling prices, as well as a decrease in retail volumes sold as compared to the same period in the prior fiscal year. Propane selling prices averaged 22% lower during the six months ended March 30, 2002 compared to the prior year period, as a result of lower costs of propane supply. The decrease in volumes is primarily attributable to the significantly warmer weather conditions through the first six months of fiscal 2002 compared to the comparable period in the prior year.

     Retail gallons sold decreased 16.2%, or 56.4 million gallons, to 292.6 million gallons for the six months ended March 30, 2002, compared to 349.0 million gallons in the prior year period. Temperatures nationwide were 13% warmer than normal during the six month period as compared to 5% colder than normal in the prior year period, or 17% warmer conditions year-over-year, as reported by the NOAA. The wide swing in temperatures was particularly felt during the peak heating months of November 2001 through February 2002.

     Revenue from other sources; including sales of appliances, related parts and services, of $51.2 million for the six months ended March 30, 2002 was comparable to other revenue in the prior year quarter of $49.6 million.

     OPERATING EXPENSES. Operating expenses decreased 11.9%, or $15.8 million, to $117.4 million for the six months ended March 30, 2002 compared to $133.2 million for the six months ended March 31, 2001. Operating expenses in the first six months of fiscal 2002 include a $6.1 million unrealized gain attributable to the mark-to-market adjustment on derivative instruments, compared to a $1.8 million unrealized gain in the prior year period (see Item 3 Quantitative and Qualitative Disclosures About Market Risk for information on our policies regarding the accounting for derivative instruments). Exclusive of this mark-to-market impact, the decrease in operating expenses is principally attributable to our ability to reduce costs amidst declining volumes resulting from management's ongoing initiatives to shift costs from fixed to variable, primarily in the areas of employee compensation and benefits. In addition, we experienced lower bad debt expense during fiscal 2002 compared to the prior year period, as well as lower fuel costs for operating our fleet from lower natural gas prices in fiscal 2002.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 12.1%, or $2.1 million, to $15.3 million for the six months ended March 30, 2002 compared to $17.4 million for the six months ended March 31, 2001, again attributable to management's cost containment efforts particularly in the areas of employee compensation and benefits.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased 23.5%, or $4.6 million, to $15.0 million for the six months ended March 30, 2002 compared to $19.6 million in the prior year period as a result of our decision in fiscal 2002 to early adopt SFAS 142. If SFAS 142 had been in effect last year, net income for the six months ended March 31, 2001 would have increased by $3.7 million. Refer to "Adoption of New Accounting Standard" below for further information on the adoption of SFAS 142.

     GAIN ON SALE OF STORAGE FACILITY. On January 31, 2002, we sold our 170 million gallon propane storage facility in Hattiesburg, Mississippi, which was considered a non-strategic asset, for net cash proceeds of $8.0 million, resulting in a gain on sale of approximately $6.8 million.

     INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA. Income before interest expense and income taxes decreased $10.1 million to $100.2 million in the six months ended March 30, 2002 compared to $110.3 million for the prior year period. EBITDA decreased $14.7 million, or 11.3%, to $115.2 million. The declines in income before interest expense and income taxes and in EBITDA are primarily attributable to lower retail volumes sold, partially offset by the impact of lower operating and general and administrative expenses described above, as well as the impact of the gain on the sale of our Hattiesburg, Mississippi storage facility.

     EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with or superior to generally accepted accounting principles but provides additional information for evaluating our ability to distribute our quarterly distributions. Because EBITDA excludes some, but not all, items that affect net income and this measure may vary among companies, the EBITDA data presented above may not be comparable to similarly titled measures of other companies.

     INTEREST EXPENSE. Net interest expense decreased $2.9 million, or 14.3%, to $17.4 million for the six months ended March 30, 2002 compared to $20.3 million in the prior year period. This decrease is primarily attributable to reductions in average amounts outstanding under our Revolving Credit Agreement and, to a lesser extent, lower average interest rates. There were no outstanding borrowings under the working capital facility of the Revolving Credit Agreement during the first six months of fiscal 2002 compared to $26.0 million at the end of the first quarter of fiscal 2001 and $7.3 million at the end of the second quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Due to the seasonal nature of the propane business, cash flows from operating activities are greater during the winter and spring seasons as customers pay for propane purchased during the heating season. For the six months ended March 30, 2002, net cash provided by operating activities was $36.1 million compared to cash provided by operating activities of $37.4 million for the six months ended March 31, 2001. The decrease of $1.3 million was primarily due to lower net income of $18.1 million, after adjusting for non-cash items in both periods (depreciation, amortization and gains on disposal of assets), partly offset by favorable changes in working capital in comparison to the prior year period.

     Net cash provided by investing activities during the six months ended March 30, 2002 consists of net proceeds from the sale of property, plant and equipment of $9.6 million (including net cash proceeds of $8.0 million resulting from the sale of our propane storage facility in Hattiesburg, Mississippi), offset by capital expenditures of $9.6 million (including $5.8 million for maintenance expenditures and $3.8 million to support the growth of operations). Net cash used in investing activities was $8.1 million during the six months ended March 31, 2001 consisting of capital expenditures of $9.5 million (including $1.4 million for maintenance expenditures and $8.1 million to support the growth of operations), offset by net proceeds from the sale of property, plant and equipment of $1.4 million.

     Net cash used in financing activities for the six months ended March 30, 2002 was $28.3 million, reflecting Partnership distributions. Net cash used in financing activities for the six months ended March 31, 2001 was $23.8 million, reflecting $26.9 million in Partnership distributions and $44.0 million of net repayments of amounts outstanding under the Revolving Credit Agreement, partially offset by $47.1 million in net proceeds received from the public offering of 2.4 million Common Units which was completed in November 2000.

     On March 5, 1996, we issued $425.0 million of Senior Notes with an annual interest rate of 7.54%. Our obligations under the Senior Note Agreement are unsecured and rank on an equal and ratable basis with our obligations under the Revolving Credit Agreement. The Senior Notes will mature June 30, 2011, and require semiannual interest payments which commenced June 30, 1996. Under the terms of the Senior Note Agreement, the Operating Partnership is obligated to pay the principal on the Senior Notes in equal annual payments of $42.5 million starting July 1, 2002. On April 19, 2002, we executed a Note Purchase Agreement that refinances the first annual principal payment of $42.5 million through a private placement of 10-year senior notes due June, 2012. The new senior notes have been priced at a fixed rate of 7.37%, with funding to take place on June 28, 2002. Accordingly, we have classified the first annual payment of $42.5 million as long-term borrowings in our Consolidated Balance Sheet as of March 30, 2002.

     We will make distributions in an amount equal to all of our Available Cash, as defined in the Amended and Restated Partnership Agreement, approximately 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. The Board of Supervisors reviews the level of Available Cash on a quarterly basis based upon information provided by management. During each of the first two quarters of fiscal 2002, we made distributions to our Common Unitholders of $.5625 per Common Unit. These quarterly distributions include Incentive Distribution Rights ("IDRs") payable to the General Partner to the extent the quarterly distribution exceeds $.55 per Common Unit. The IDRs represent an incentive for the General Partner (which is owned by the management of the Partnership) to increase the distributions to Common Unitholders in excess of the $.55 per Common Unit. With regard to the first $.55 of the Common Unit distribution paid in each of the first two quarters, 98.11% of the Available Cash was distributed to the Common Unitholders and 1.89% was distributed to the General Partner. With regard to the balance of $.0125 of the Common Unit distributions paid, 85% of the Available Cash was distributed to the Common Unitholders and 15% was distributed to the General Partner.

     On April 25, 2002, we declared a quarterly distribution of $.5625 per Common Unit, or $2.25 on an annualized basis, for the second quarter of fiscal 2002 payable on May 14, 2002 to holders of record on May 7, 2002.

     As discussed above, the results of operations for the first six months of fiscal 2002 were adversely impacted by unseasonably warm weather nationwide, as weather was 13% warmer than normal and 17% warmer than the prior year period. However, our ability to manage our cost structure, coupled with our success in monetizing the Hattiesburg, Mississippi storage facility, which was considered a non-strategic asset, helped mitigate the negative impact that warmer weather conditions may have had on our results of operations and cash flow. Even with near record warm temperatures nationwide during the first six months of fiscal 2002, we effectively managed our cash flow during the peak heating season without the need to utilize our working capital facility under the Revolving Credit Agreement. While the remainder of our fiscal year is typically less dependent on weather patterns, the seasonal nature of the propane business is such that lower revenues and lower net income is anticipated during the period from April through September of each year. Based on our current estimate of our cash position, availability under the Revolving Credit Agreement (unused borrowing capacity under the working capital facility of $75.0 million at March 30, 2002) and expected cash from operating activities, we expect to have sufficient funds to meet our current and future obligations.

LONG-TERM DEBT OBLIGATIONS AND OTHER COMMITMENTS

     Long-term debt obligations and future minimum rental commitments under noncancelable operating lease agreements as of March 30, 2002 are due as follows (amounts in thousands):



                                                         Remainder                                     Fiscal
                                                         of Fiscal    Fiscal     Fiscal     Fiscal    2006 and
                                                           2002        2003       2004       2005    thereafter   Total
                                                          --------   --------   --------   --------  ----------  --------

Long-term debt ........................................   $    354   $ 88,941   $ 42,911   $ 42,939   $297,975   $473,120
Operating leases ......................................     11,274     19,921     16,474     11,931     21,424     81,024
    Total long-term debt obligations
                                                          --------   --------   --------   --------   --------   --------
      and lease commitments ...........................   $ 11,628   $108,862   $ 59,385   $ 54,870   $319,399   $554,144
                                                          ========   ========   ========   ========   ========   ========


     Additionally, we have standby letters of credit in the aggregate amount of $29.8 million, in support of our casualty insurance coverage and certain lease obligations, which expire on March 1, 2003.

RELATED PARTY TRANSACTION

     The Partnership's general partner, Suburban Energy Services Group LLC (the "General Partner"), acquired the general partner interests from a predecessor general partner on May 26, 1999 for $6.0 million (the "GP Loan") which was borrowed under a private placement with Mellon Bank N.A. ("Mellon"). As of March 30, 2002, the balance outstanding under the GP Loan was $0.8 million.

     Upon the occurrence and continuance of an event of default, as defined in the GP Loan, Mellon has the right to cause the Partnership to purchase the note evidencing the GP Loan (the "GP Note"). The Partnership has agreed to maintain borrowing availability under its Revolving Credit Agreement sufficient to enable the Partnership to repurchase the GP Note in these circumstances. The GP Loan will also cross-default to the obligations of the Partnership under its Revolving Credit Agreement. Upon a GP Loan default, the Partnership also has the right to purchase the GP Note from Mellon.

     If the Partnership elects or is required to purchase the GP Note from Mellon, the Partnership has the right, exercisable in its sole discretion pursuant to the Compensation Deferral Plan established for the members of the Successor General Partner, to cause up to all of the Common Units deposited in the trust (amounting to $11.6 million as of March 30, 2002 and September 29, 2001) related to the Compensation Deferral Plan to be forfeited and cancelled (and to cause all of the related distributions to be forfeited), regardless of the amount paid by the Partnership to purchase the GP Note.

ADOPTION OF NEW ACCOUNTING STANDARD

     Effective September 30, 2001, the beginning of our 2002 fiscal year, we elected to early adopt the provisions of SFAS 142. SFAS 142 modifies the financial accounting and reporting for goodwill and other intangible assets, including the requirement that goodwill and certain intangible assets no longer be amortized. This new standard also requires a transitional impairment review for goodwill, as well as an annual impairment review, to be performed on a reporting unit basis. As a result of the adoption of SFAS 142, amortization expense for the three and six months ended March 30, 2002 decreased by $1.9 million and $3.7 million, respectively, compared to the three and six months ended March 31, 2001, respectively, as a result of the lack of amortization expense related to goodwill. Aside from this change in accounting for goodwill, no other change in accounting for intangible assets was required as a result of the adoption of SFAS 142 based on the nature of our intangible assets. In accordance with SFAS 142, we completed a transitional impairment review and, as the fair values of identified reporting units exceed the respective carrying values, goodwill is not considered impaired as of the date of adoption of SFAS 142.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Accretion expense and depreciation expense related to the liability and capitalized asset retirement costs, respectively, would be recorded in subsequent periods. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We are currently in the process of evaluating the impact of SFAS 143 and do not anticipate that adoption of this standard will have a material impact, if any, on its consolidated financial position, results of operations or cash flows.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

     As of March 30, 2002, the Partnership was party to propane forward and option contracts with various third parties and futures traded on the New York Mercantile Exchange (the "NYMEX"). Futures and forward contracts require that the Partnership sell or acquire propane at a fixed price at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane at a specified price during a specified time period; the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of propane to the respective party or are settled by the payment of a net amount equal to the difference between the then current price of propane and the fixed contract price. The contracts are entered into in anticipation of market movements and to manage and hedge exposure to fluctuating propane prices as well as to help ensure the availability of propane during periods of high demand.

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

SENSITIVITY ANALYSIS

     In an effort to estimate the exposure of unfavorable market price movements, a sensitivity analysis of open positions as of March 30, 2002 was performed. Based on this analysis, a hypothetical 10% adverse change in market prices for each of the future months for which an option, futures and/or forward contract exists indicates a potential loss in future earnings of $1.7 million and $1.1 million as of March 30, 2002 and March 31, 2001, respectively. See also
Item 7A of the Partnership's Annual Report on Form 10-K for the fiscal year ended September 29, 2001.

     The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio at any given point in time.

DERIVATIVE INSTRUMENTS

     The Partnership accounts for its derivative instruments in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 137 and SFAS No. 138. As of March 30, 2002, the Partnership's derivative instruments do not qualify, and are therefore not designated, as hedges under SFAS 133. Accordingly, derivative instruments are recorded as assets or liabilities based on their fair value and any subsequent changes in fair values of these instruments are recorded in income. At March 30, 2002, the fair value of derivative instruments described above resulted in derivative assets of $2.5 million and derivative liabilities of $0.5 million. The unrealized gain reflected in operating expenses for the three and six month periods ended March 30, 2002 amounted to $3.4 million and $6.1 million, respectively, compared to $2.9 million and $1.8 million for the three and six month periods ended March 31, 2001, respectively. Fair values for forward and futures contracts are derived from quoted market prices for similar instruments traded on the NYMEX.

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          10(a) Amendment No. 4 to the Note Agreement dated March 21, 2002 for the 7.54% Senior Notes due June 30, 2011.

          10(b) Guarantee Agreement dated as of April 11, 2002 provided by four direct subsidiaries of Suburban Propane, L.P.

          10(c) Intercreditor Agreement dated March 21, 2002 between First Union National Bank, the Banks under the Company's Amended and Restated Credit Agreement and the Noteholders of the Company's 7.54% Senior Notes due June 30, 2011.

          10(d) First Amendment to Amended and Restated Credit Agreement dated as of April 3, 2002 between Suburban Propane, L.P., Wachovia Bank, National Association, as Administrative Agent, Fleet National Bank, as Syndication Agent, The Bank of New York, ABN Amro Bank N.V. and Mizuho Corporate Bank, LTD.

     (b) Reports on Form 8-K

          The Partnership furnished a Form 8-K to the Securities and Exchange Commission on April 11, 2002 incorporating a press release announcing the Partnership's Quarterly Earnings Conference Call.


Other items under Part II are not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Suburban Propane Partners, L.P.


May 13, 2002                             /s/ ROBERT M. PLANTE
-----------                              --------------------
Date                                     Robert M. Plante
                                         Vice President - Finance and Treasurer
                                         (Principal Financial Officer)


May 13, 2002                             /s/ MICHAEL A. STIVALA
-----------                              ----------------------
Date                                     Michael A. Stivala
                                         Controller
                                         (Principal Accounting Officer)

                                                                  Exhibit 10(a)
                                                                  -------------


                                 AMENDMENT NO. 4
                              to Note Agreement for
                           7.54% Senior Notes due 2011

                             SUBURBAN PROPANE, L.P.



                                                                  March 21, 2002

To each of the Holders of the 7.54% Senior Notes due 2011 of Suburban Propane, L.P.

Ladies and Gentlemen:

     Suburban Propane, L.P. (the "Company") has heretofore issued its 7.54% Senior Notes due June 30, 2011 (the "Notes") in the aggregate principal amount of $425,000,000 under and pursuant to the Note Agreement, dated as of February 28, 1996, among the Company and the original purchasers of the Notes, as amended by Amendment No. 1 dated May 5, 1998, Amendment No. 2 dated March 29, 1999 and Amendment No. 3 dated December 6, 2000 (such agreement, as so amended, the "Note Agreement"). Terms used herein which are defined in the Note Agreement are used herein as so defined.

     Paragraph 5L of the Note Agreement prohibits subsidiaries of the Company from providing any guarantees of Parity Debt until an Intercreditor Agreement is executed. In 1997, the Company renegotiated its then existing credit agreement (which stated that guarantees to the lenders thereunder had been delivered by certain Subsidiaries) and, at that time, the five Subsidiaries listed below (the "Nameholder Subsidiaries") mistakenly provided guarantees to the lenders with regard to the Company borrowings under the 1997 credit agreement. These guarantees should not have been provided by the Nameholder Subsidiaries because there was no Intercreditor Agreement. Also, under the provisions of paragraph 5L of the Note Agreement, any Subsidiary that provides a guarantee is required to provide the same guarantee to the holders of the Notes, which was not done. The Nameholder Subsidiaries presently have no operations, revenue or income and during the term that the Notes have been outstanding, have not had any operations, revenue or income. The Nameholder Subsidiaries are:

                         Suburban Propane Gas Corporation
                         Pargas, Inc.
                         Vangas, Inc.
                         Plateau, Inc.

In December 2000, in conjunction with the Company's creation of new operating subsidiaries, the Company provided both the lenders under its existing Credit Agreement guarantees and holders of the Notes Subsidiary Guarantees of these
Subsidiaries:

                         Suburban @ Home, Inc.
                         Gas Connection, Inc.
                         Suburban Franchising, Inc.
                         Suburban Holdings, Inc.

In consideration of the amendments and waivers set forth below, the Company proposes to provide the holders of the Notes Subsidiary Guarantees from the Nameholder Subsidiaries.

     In connection with the foregoing the Company is requesting certain amendments to, and waivers under and in respect of, the Note Agreement and, subject to the terms and provisions hereof, each undersigned holder of Notes is agreeable thereto. Accordingly, the Company agrees with you as follows:

          1.   Amendments and Waivers.
               ----------------------

               (a) PARAGRAPH 5L. Paragraph 5L of the Note Agreement is deleted in its entirety and the following substituted therefor:

               5L. SUBSIDIARY GUARANTORS. Upon any Person (other than, so long as it does not enter into any Guarantee in respect of Parity Debt, a foreign Person and Suburban Sales & Service, Inc.) becoming a Restricted Subsidiary of the Company, the Company will cause each Restricted Subsidiary to execute and deliver a Subsidiary Guarantee.

               (b) DEFINITIONS--CREDIT AGREEMENT. The definition of Credit Agreement contained in paragraph 10B is deleted in its entirety and the following substituted therefor:

               "CREDIT AGREEMENT" shall mean the Amended and Restated Credit Agreement, dated as of January 29, 2001, First Union National Bank as administrative agent, the several banks and other financial institutions from time to time party thereto, evidencing the Acquisition Facility and the Revolving Credit Facility, as the same may be replaced, extended, renewed, amended, supplemented or otherwise modified from time to time in accordance with the terms thereof and hereof.

               (c)  DEFINITIONS--INTERCREDITOR   AGREEMENT.  The  definition  of
          Intercreditor Agreement contained in paragraph 10B is deleted in its entirety and the following substituted therefor:

               "INTERCREDITOR  AGREEMENT" shall mean the agreement  entered into
               among  the  Required  Holders,   the  lenders  under  the  Credit

               Agreement and the other financial institutions which are at the time parties thereto, in the form of Exhibit D to this Agreement.

               (d) DEFINITIONS--INTERCREDITOR AGREEMENT EFFECTIVE DATE. The definition of Intercreditor Agreement Effective Date contained in paragraph 10B is deleted in its entirety.

               (e) DEFINITIONS--PERMITTED PARITY GUARANTEE. The definition of Permitted Parity Guarantee contained in paragraph 10B is deleted in its entirety and the following substituted therefor:

               "PERMITTED PARITY GUARANTEE" shall mean a Guarantee in favor of Parity Debt which is subject to the Intercreditor Agreement and which contains substantially the same terms and conditions as the Subsidiary Guarantee referred to herein.

               (f) FORM OF SUBSIDIARY GUARANTEE. The form of Subsidiary Guarantee attached to the Note Agreement as Exhibit C is deleted in its entirety and the form of Subsidiary Guarantee attached hereto as Annex A is substituted therefor.

               (g) INTERCREDITOR AGREEMENT. The Intercreditor Agreement attached hereto as Annex B shall be attached to the Note Agreement as Exhibit D thereto.

               (h) WAIVER. Upon the effectiveness of this Amendment No. 4, any Event of Default that may have occurred as a result of Restricted Subsidiaries of the Company having delivered Subsidiary Guarantees and guarantees of Parity Debt in the absence of an Intercreditor Agreement having been executed is hereby waived.

          2. EFFECTIVENESS. The waivers under and the amendments to the Note Agreement set forth above shall become effective upon (i) receipt by Willkie Farr & Gallagher, on behalf of the holders of the Notes, of counterparts of this letter executed by the Company and the Required Holders, (ii) receipt by Willkie Farr & Gallagher, on behalf of the holders of the Notes, of the Intercreditor Agreement executed by the Required Holders and each of the Banks (as defined therein), (iii) the delivery to each holder of Notes of Subsidiary Guarantees executed by the Nameholder Subsidiaries and (iv) the payment by the Company to each holder of Notes of the fee specified in its letter to the holders of Notes, dated February 12, 2002. The Company represents and warrants to the holders of the Notes that except with respect to the waiver set forth herein no Default or Event of Default exists (nor will any such Default or Event of Default exist after giving effect to the effectiveness of this Agreement) and that in connection with this solicitation of the consents of the holders of the Notes it is in compliance with the provisions of paragraph 11C of the Note Agreement. The Company shall give notice of the effectiveness hereof to all of the holders of the Notes as provided in the Note Agreement.

          3. NOTE AGREEMENT. The Note Agreement, as amended hereby, is and shall continue to be in full force and effect and is hereby in all respects ratified and confirmed. Except as expressly modified and amended hereby, all of the terms, provisions and conditions of the Note Agreement shall remain unchanged and in full force and effect. On and after the effective date of the waivers under, and the amendments to, the Note Agreement set forth above, each reference in the Note Agreement and the Notes shall mean and be a reference to the Note Agreement as amended hereby.

          4. COUNTERPARTS. This letter agreement may be executed in any number of counterparts and by any combination of the parties hereto in separate counterparts, each of which counterparts shall be an original and all of which taken together shall constitute one and the same agreement.

        [Balance of this page is blank. Next page is the signature page]

                       [Signature Page to Amendment No. 4]

     If you are in agreement with the foregoing, please sign the form of acceptance on an enclosed counterpart of this letter and return the same to us (subject to effectiveness as aforesaid).

                                      SUBURBAN PROPANE, L.P.

                                      By:
                                          -------------------------------------
                                          Robert M. Plante
                                          Vice President - Finance and Treasurer

The foregoing letter
is hereby accepted:



-----------------------------------
(Name of Institution)



By:
    -------------------------------
    Title:



Certificate #
              ---------------------

                                                                  Exhibit 10(b)
                                                                  -------------



          GUARANTEE AGREEMENT (this "Guarantee") dated as of April 11, 2002, made by each of the subsidiaries listed on Schedule 1 hereto (each such subsidiary individually, a "Guarantor" and collectively, the "Guarantors") each of which is a direct or indirect subsidiary of Suburban Propane, L.P., a Delaware limited partnership, to and for the benefit of the Beneficiaries (as defined below).

          Suburban Propane, L.P. (the "Borrower") has entered into a Note Agreement dated as of February 28, 1996 (as amended, modified, supplemented or waived, the "Note Agreement"), with each of the Purchasers named therein (each such party and its successors and assigns, other than the Borrower, a "Beneficiary" and, collectively, the "Beneficiaries");

          Each Guarantor has benefited and will benefit from the funds made available by the Purchasers under the Note Agreement.

          Accordingly, in consideration of the foregoing, and for other good and valuable consideration the receipt and adequacy of which are hereby acknowledged, each Guarantor hereby agrees with and for the benefit of the Beneficiaries, as follows:

                                   ARTICLE I.

                                   Definitions
                                   -----------

          Unless the context shall otherwise require, capitalized terms used but not defined herein shall have the meanings assigned to them in the Note Agreement.

                                  ARTICLE II.

                                  The Guarantee
                                  -------------

     SECTION 2.01. GUARANTOR. Each Guarantor hereby unconditionally and irrevocably guarantees to the Beneficiaries, jointly with the other Guarantors and severally, as primary obligor together with the Borrower and not merely as surety, the due and punctual performance and payment of the aggregate outstanding principal amount of, the interest on, and the Yield-Maintenance Amount, if any, payable with respect to, the Notes. All payments by each Guarantor shall be in immediately available dollars and shall be made to the Beneficiaries in accordance with the Purchaser Schedule to the Note Agreement. This is a continuing guarantee and each and every default in the payment of Notes shall give rise to a separate cause of action hereunder, and separate suits may be brought hereunder as each cause of action arises.

     SECTION 2.02. PAYMENT OF NOTES. In furtherance of the foregoing and not in limitation of any other right which the Beneficiaries may have at law or in equity against any Guarantor by virtue hereof, upon failure of the Borrower to make any payment on any Note when and as the same shall become due, whether at maturity, by prepayment, acceleration or otherwise, each Guarantor hereby promises to, and will, upon receipt of written demand by any of the Beneficiaries, forthwith pay, or cause to be paid, to the Beneficiaries, in cash, the aggregate outstanding principal amount of, the interest on, and the Yield-Maintenance Amount, if any, payable with respect to, the Notes of the Borrower to the Beneficiaries then due.

     SECTION 2.03. SUBORDINATION AND SUBROGATION. Upon any payment by any Guarantor to the Beneficiaries hereunder, all rights of each Guarantor against the Borrower arising as a result thereof shall in all respects be subordinate and junior in right of payment to the prior indefeasible payment in full of the principal of, the interest on, and the Yield-Maintenance Amount, if any, payable with respect to, the Notes and, if any payment shall be made to any Guarantor on account of such rights prior to the indefeasible payment in full of the principal of, the interest on, and the Yield-Maintenance Amount, if any, payable with respect to, the Notes, such payment shall forthwith be paid to the Beneficiaries pro rata as a prepayment of Notes. Upon any payment by any Guarantor to the Beneficiaries hereunder, subject to the indefeasible payment in full of the principal of, the interest on, and the Yield-Maintenance Amount, if any, payable with respect to, the Notes, each Guarantor shall be subrogated to the rights of the Beneficiaries to receive payments on the Notes.

     SECTION 2.04. WAIVERS AND AGREEMENTS. (a) Each Guarantor waives notice of acceptance of this Guarantee and also waives presentation to, demand of payment from and protest to the Borrower of any of the Notes, as well as notice of protest for nonpayment and all other formalities. The obligation of each Guarantor hereunder shall not be affected by (i) the failure of any of the Beneficiaries to assert any claim or demand or to enforce any right or remedy against the Borrower, any Guarantor or any other person under the Note Agreement or otherwise; (ii) any refinancing, refunding, extension or renewal of any of the Notes; (iii) any rescission, waiver, amendment or modification of any of the terms or provisions of this Guarantee, the Note Agreement or any other agreement or instrument; (iv) the release of any other person that may become liable in respect of the Notes; (v) any default, failure or delay, willful or otherwise, in the performance of or payment on the Notes; or (vi) any other act or omission or delay to do any other act which might in any manner or to any extent vary the risk of any Guarantor or which would otherwise operate as a discharge of any Guarantor or any other person as a matter of law.

          (b) Each Guarantor agrees that this Guarantee constitutes a guarantee of payment when due and not of collection and waives any right to require that any resort be had by any of the Beneficiaries to any security held for payment of the Notes. The Beneficiaries, in their sole discretion, shall have the right to proceed first and directly against any Guarantor.

          (c) The Guarantee of each Guarantor hereunder shall not be subject to any reduction, limitation, impairment or termination for any reason, including, without limitation, any claim of waiver, release, surrender, alteration or compromise, and shall not be subject to any defense, counterclaim or termination whatsoever by reason of the invalidity, illegality or unenforceability of the Notes or otherwise.

          (d) Each Guarantor waives notice of and hereby consents to any agreements or arrangements whatsoever by the Beneficiaries with any other person pertaining to the Notes, including, without limitation, agreements and arrangements for payment, extension, subordination, composition, arrangement, discharge or release of the whole or any part of the Notes, or for compromise, whether by way of acceptance of part payment or otherwise, and the same shall in no way impair any Guarantor's liability hereunder. Nothing shall discharge or satisfy the liability of any Guarantor hereunder except the full performance and payment of the aggregate outstanding principal amount of, the interest on, and the Yield-Maintenance Amount, if any, payable with respect to, the Notes.

          (e) Except as permitted under the Note Agreement, each Guarantor shall not consolidate with or merge into any other person (other than the Borrower) or sell, lease, transfer or assign to any person (other than the Borrower) or otherwise dispose of (whether in one transaction or a series of transactions) assets representing all or substantially all the assets of any Guarantor and its subsidiaries (whether now owned or hereafter acquired).

     SECTION 2.05. REINSTATEMENT UPON BANKRUPTCY. Each Guarantor further agrees that this Guarantee shall continue to be effective or be reinstated, as the case may be, if at any time any payment on any Note is rescinded or must otherwise be restored by any of the Beneficiaries upon the bankruptcy or reorganization of the Borrower or otherwise.

     SECTION 2.06. SUCCESSORS AND ASSIGNS. Each reference herein to the Beneficiaries shall be deemed to include each of their successors or permitted assigns under the Note Agreement, in whose favor the provisions of this Guarantee shall also inure. Except as permitted under the Note Agreement, each Guarantor shall not assign or transfer any of its rights or obligations hereunder without - the prior written consent of the Required Holders.

                                  ARTICLE III.

                         Representations and Warranties
                         ------------------------------

          Each of the Guarantors represents and warrants as to itself that all representations and warranties relating to it contained in the Note Agreement are true and correct.

                                  ARTICLE IV.

                                  Miscellaneous
                                  -------------

     SECTION 4.01. NOTICES. Except as specifically provided elsewhere herein, notices and other communications provided for herein shall be in writing and shall be delivered or mailed (or, if by telecopy equipment of the sending party, delivered by such equipment) addressed:

          (a) if to any Guarantor, in all cases to it

                  In care of Suburban Propane, L.P.
                  240 Route 10 West
                  P.O. Box 206
                  Whippany, NJ  07981
                  Telecopy:  201-515-5994

                  Attention of Robert M. Plante, Vice President & Treasurer

          (b) if to any Beneficiary, in all cases to it at the addresses and to the attention of the persons specified in the Purchaser Schedule to the Note Agreement with a copy to:

                  Willkie Farr & Gallagher 787 7th Avenue New York, NY 10019 Telecopy: 212-728-8111

                  Attention of Robert Stebbins, Esq.

          All notices and other communications given hereunder shall be deemed to have been given on the date of receipt if delivered by hand or overnight courier service or sent by telecopy equipment of the sender with confirmation acknowledged, or on the date five Business Days after dispatch by certified or registered mail if mailed, in each case delivered, sent or mailed (properly addressed) as provided in this Section 4.01 or in accordance with the latest unrevoked direction from a Guarantor given in accordance with this Section 4.01.

     SECTION 4.02. AMENDMENTS. Neither this Guarantee nor any provision hereof may be amended or modified except pursuant to an agreement or agreements in writing entered into by any Guarantor and the Beneficiaries, acting at the direction of (a) all the Beneficiaries, in the case of any amendment or modification of any provision of Article II hereof or this Section 4.02 or (b) the Required Holders in the case of any other amendment or modification. This Guarantee may not be terminated, and no Guarantor may be released hereunder, except pursuant to a writing executed by the Beneficiaries, acting at the direction of the Required Holders.

     SECTION 4.03. GOVERNING LAW; SUBMISSION TO JURISDICTION. (a) THIS AGREEMENT SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK.

          (b) Each Guarantor irrevocably submits to the nonexclusive jurisdiction of any New York State or Federal court sitting in the Borough of Manhattan, The City of New York, over any suit, action or proceeding arising out of or relating to this Guarantee or any other document contemplated hereby, irrevocably waives and agrees not to assert, by way of motion, as a defense or otherwise, any claim that it is not subject to the jurisdiction of any such court, any objection that it may now or hereafter have to the laying of the venue of any such suit, action or proceeding brought in any such court and any claim that any such suit, action or proceeding brought in any such court has been brought in an inconvenient forum.

          (c) Each Guarantor agrees, to the fullest extent it may effectively do so under applicable law, that a judgment in any suit, action or proceeding of the nature referred to in paragraph (b) above brought in any such court shall be conclusive and binding upon the Guarantor and may be enforced in the courts of the United States of America or the State of New York (or any other courts the jurisdiction of which any Guarantor is or may be subject) by a suit upon such judgment.

          (d) Each Guarantor consents to process being served in any suit, action or proceeding of the nature referred to in paragraph (b) by mailing a copy thereof by registered or certified mail, postage prepaid, return receipt requested, to the address of the Guarantor, as set forth or referred to in
Section 4.01. Each Guarantor agrees that such service (i) shall be deemed in every respect effective service of process upon the Guarantor in any such suit, action or proceeding and (ii) shall, to the fullest extent permitted by law, be taken and held to be valid personal service upon and personal delivery to the Guarantor.

          (e) Nothing in this Section 4.03 shall affect the right of any Beneficiary to serve process in any manner permitted by law, or limit any right any Beneficiary may have to bring proceedings against any Guarantor in the courts of any jurisdiction or to enforce in any lawful manner a judgment obtained in one jurisdiction in any other jurisdiction.

     SECTION 4.04. SURVIVAL OF AGREEMENTS, REPRESENTATIONS AND WARRANTIES, ETC. All warranties, representations and covenants made by each Guarantor herein shall be considered to have been relied upon by the Beneficiaries and shall survive the issuance and sale of the Notes as contemplated in the Note Agreement regardless of any investigation made by the Beneficiaries or on their behalf and shall continue in full force and effect so long as any Note due or to become due hereunder or under the Note Agreement is outstanding.

     SECTION 4.05. SEVERABILITY. In case any one or more of the provisions contained in this Guarantee shall be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein or therein shall not in any way be affected or impaired thereby. Each Guarantor and each Beneficiary shall endeavor in good-faith negotiations to replace the invalid, illegal or unenforceable provisions with valid provisions the economic effect of which comes as close as possible to that of the invalid, illegal or unenforceable provisions.

     SECTION 4.06. SECTION HEADINGS. The section headings used herein are for convenience of reference only, are not part of this Guarantee and are not to affect the construction of or be taken into consideration in interpreting this Guarantee.

     SECTION 4.07. WAIVER OF JURY TRIAL. Each Guarantor hereby waives, to the fullest extent permitted by applicable law, any right it may have to a trial by jury in respect of any litigation directly or indirectly arising out of, under or in connection with this Guarantee.

     IN WITNESS WHEREOF, each Guarantor has caused this Guarantee to be duly executed by its duly authorized officer as of the day and year first above written.

                                   Suburban Propane Gas Corporation



                              By: Robert M. Plante
                                  ----------------------------------------
                              Name:  Robert M. Plante
                              Title: Vice President, Finance & Treasurer

                              Pargas, Inc.



                              By: Robert M. Plante
                                  ----------------------------------------
                              Name:  Robert M. Plante
                              Title: Vice President, Finance & Treasurer

                              Vangas, Inc.



                              By: Robert M. Plante
                                  ----------------------------------------
                              Name:  Robert M. Plante
                              Title: Vice President, Finance & Treasurer

                              Plateau, Inc.



                              By: Robert M. Plante
                                  ----------------------------------------
                              Name:  Robert M. Plante
                              Title: Vice President, Finance & Treasurer

                                   SCHEDULE 1

Suburban Propane Gas Corporation

Pargas, Inc.

Vangas, Inc.

Plateau, Inc.

                                                                  Exhibit 10(c)
                                                                  -------------

                             INTERCREDITOR AGREEMENT

     INTERCREDITOR AGREEMENT dated as of March 21, 2002 by and among (i) First Union National Bank as Administrative Agent (in such capacity, the "ADMINISTRATIVE AGENT") under the Amended and Restated Credit Agreement, dated as of January 29, 2001, among the Administrative Agent, the several banks and other financial institutions from time to time party thereto (the "BANKS"), and Suburban Propane, L.P., a Delaware limited partnership (the "COMPANY") (said agreement as from time to time amended, restated, supplemented or otherwise modified and in effect being herein called the "BANK AGREEMENT"), (ii) the Banks which have executed the signature pages hereof or which have otherwise become parties hereto in the manner provided in Section 13 hereof, (iii) the holders from time to time (the "NOTEHOLDERS") of the Company's 7.54% Senior Notes due June 30, 2011 originally issued in the aggregate principal amount of $425,000,000 (the "SENIOR NOTES") under the Note Agreement dated as of February 28, 1996 (as from time to time amended and in effect being herein called the "NOTE AGREEMENT") which have executed the signature pages hereof or which have otherwise become parties hereto in the manner provided in Section 14 hereof, and
(iv) the Parity Debtholders (as defined below) under one or more credit, loan or note agreements, indentures or other financing instruments with the Company and such Parity Debtholders (or a trustee or agent or similar person acting for such Parity Debtholders) (as such agreements, indentures or instruments from time to time shall from time to time be amended, restated, supplemented or otherwise modified and in effect being herein called the "PARITY DEBT AGREEMENTS"), which Parity Debtholders have become parties hereto in the manner provided in Section 15 hereof (the Banks, the Administrative Agent, the Noteholders and the Parity Debtholders being herein sometimes collectively called the "LENDERS" and individually called a "LENDER").

                                   WITNESSETH:

     WHEREAS, payment of certain obligations of the Company to the Banks and the Administrative Agent arising under or in connection with the Bank Agreement from time to time may be guaranteed by one or more subsidiaries of the Company (herein sometimes collectively called the "BANK GUARANTORS" and individually called a "BANK GUARANTOR") pursuant to one or more guaranty agreements in favor of the Banks and the Administrative Agent (as amended, restated, supplemented or otherwise modified and in effect from time to time, the "BANK GUARANTIES");

     WHEREAS, payment of the obligations of the Company to the Noteholders arising under or in connection with the Note Agreement and the Senior Notes from time to time may be guaranteed by one or more subsidiaries of the Company (herein sometimes collectively called the "NOTE GUARANTORS" and individually called a "NOTE GUARANTOR") pursuant to one or more guaranty agreements in favor of the Noteholders (as amended, restated, supplemented or otherwise modified and in effect from time to time, the "NOTE GUARANTIES");

     WHEREAS, payment of the obligations of the Company to holders of indebtedness ("PARITY DEBTHOLDERS") which may be from time to time incurred by the Company in compliance with the provisions of the Bank Agreement and the Note Agreement may be guaranteed by one or more subsidiaries of the Company (herein sometimes collectively called the "PARITY DEBT GUARANTORS" and individually called a "PARITY DEBT GUARANTOR"; the Bank Guarantors, the Note Guarantors and the Parity Guarantors being herein collectively called the "GUARANTORS" and individually called a "GUARANTOR") pursuant to one or more guaranty agreements in favor of the Parity Debtholders (as amended, restated, supplemented or otherwise modified and in effect from time to time, the "PARITY DEBT GUARANTIES"; the Bank Guaranties, the Note Guaranties and the Parity Debt Guaranties being herein collectively called the "SUBJECT GUARANTIES" and individually called a "SUBJECT GUARANTY" and the Bank Agreement, Note Agreement and Senior Notes and the Parity Debt Agreements are herein collectively called the "COMPANY LOAN DOCUMENTS");

     WHEREAS, under applicable law and the terms of the Subject Guaranties, one or more of the Lenders may, to the extent authorized or permitted by law, be entitled to set-off, appropriate and apply any deposits (general or special (except trust and escrow accounts), time or demand, including without limitation indebtedness evidenced by certificates of deposit, in each case whether matured or unmatured) and any other indebtedness at any time held or owing by such Lender to or for the credit or account of the Guarantors, against and on account of liabilities of the Guarantors under the Guaranties benefiting such Lender (such rights, including any right to receive a lien on amounts previously subject to such rights and to recover such amounts after the commencement of any action under any applicable bankruptcy, insolvency or other similar law are collectively referred to herein as the "SET-OFF RIGHTS");

     WHEREAS, the obligations of the Guarantors under the Subject Guaranties in respect of (i) the Note Agreement and the Senior Notes, (ii) the Bank Agreement and (iii) the Parity Debt Agreements are intended to rank pari passu one with the other; and

     WHEREAS, the Lenders have agreed to become parties to this Agreement so as to evidence the agreement between the Lenders with respect to certain payments that may be received by the Lenders under or in connection with the Subject Guaranties;

     NOW, THEREFORE, in consideration of the premises and the mutual agreements herein contained, the Noteholders, the Administrative Agent and the Banks (and any Parity Debtholders becoming parties hereto in the manner provided in Section
15), hereby agree as follows:

     1. If any Lender shall obtain any payment or other recovery (whether voluntary or involuntary) on account of its Subject Guaranty or Subject Guaranties, including any amount received on account of the exercise of any
Set-Off Rights (such Lender, a "RECOVERING LENDER"), in excess of its Proportionate Share of payments then or thereafter obtained by all Lenders with respect to the Subject Guaranties, such Lender shall purchase from the other Lenders such participation(s) in the indebtedness of the Company held by such other Lenders pursuant to the Company Loan Documents as shall be necessary to cause such purchasing Lender to share such payment or other recovery ratably, based on Proportionate Shares, with such selling Lenders; PROVIDED, HOWEVER, that if all or any portion of such payment or other recovery is thereafter recovered from, or must otherwise be restored by, such purchasing Lender, the purchase shall be rescinded, and each selling Lender shall repay to the purchasing Lender the purchase price, to the ratable extent of such recovery in proportion to the amount received by such selling Lender, together with an amount equal to such selling Lender's ratable share (according to the proportion of (x) the amount of such selling Lender's required repayment to the purchasing Lender to (y) the total amount so recovered from the purchasing Lender) of any interest or other amount paid or payable by the purchasing Lender in respect of the total amount so recovered. Upon the written request of any Recovering Lender (which request shall include a certificate as to the amount of indebtedness owed at such time by the Company to the Recovering Lender under the Company Loan Documents), each other Lender shall promptly certify in writing to the Recovering Lender as to the amount of amount of indebtedness owed at such time by the Company to such Lender under the Company Loan Documents.

     The term "PROPORTIONATE SHARE", as used herein, shall mean at any time for each Lender a fraction (a) the numerator of which is the aggregate amount of the indebtedness of the Company held by such Lender at such time pursuant to the Company Loan Documents and (b) the denominator of which is the aggregate amount of the indebtedness of the Company held by all Lenders at such time pursuant to the Company Loan Documents.

     2. Each of the Company and each Guarantor, by signing a copy of this Agreement, agrees that each Lender so purchasing a participation from another Lender pursuant to Section 1 hereof may, to the fullest extent permitted by law, exercise all its rights of payment (including Set-Off Rights) with respect to such participation as fully as if such Lender were the direct creditor of the Company and such Guarantor in the amount of such participation. The Company agrees to cause each Subsidiary that issues a Subject Guaranty to execute a counterpart of a Consent and Agreement in substantially the form thereof attached as Annex A hereto.

     3. If under any applicable bankruptcy, insolvency or other similar law, any Lender possesses a secured claim, or receives a secured claim in lieu of a setoff to which Section 1 or 2 hereof applies, such Lender shall exercise its rights in respect of such secured claim in a manner consistent with the rights of the other Lenders in accordance with Section 1 hereof.

     4. This Agreement shall in all respects be a continuing, absolute, unconditional and irrevocable agreement, and shall remain in full force and effect until all obligations of the Company and the Guarantors to the Lenders shall have been satisfied in full and all obligations of all Lenders to the other Lenders arising hereunder shall have been satisfied in full. Each Lender agrees that this Agreement shall continue to be effective or be reinstated, as the case may be, if at any time any payment (in whole or in part) of any of the obligations of the Company or any of the Guarantors is rescinded or must otherwise be restored by any Lender, upon the insolvency, bankruptcy or reorganization of the Company or any of the Company and the Guarantors or otherwise, as though such payment had not been made.

     5. This Agreement shall be binding upon, and inure to the benefit of and be enforceable by, the Lenders, each of their respective successors, transferees and assigns and each person or entity that purchases a participation in the indebtedness of the Company or any Guarantor held by a Lender pursuant to the Company Loan Documents. Without limiting the generality of the foregoing sentence, any Lender may assign or otherwise transfer (in whole or in part) to any other person or entity the obligations of the Company or any of the Guarantors to such Lender under any of the Company Loan Documents, and such other person or entity shall thereupon become vested with all rights and benefits, and become subject to all the obligations, in respect thereof granted to or imposed upon such Lender under this Agreement.

     6. None of the provisions of this Agreement shall inure to the benefit of the Company, any of the Guarantors or, except as provided in Section 5 hereof, any other person other than the Lenders; consequently, the Company, the Guarantors and any and all other persons shall not be entitled to rely upon, or to raise as a defense, in any manner whatsoever, the provisions of this Agreement or the failure of any Lender to comply with such provisions.

     7. This Agreement and the provisions hereof may be amended, waived, modified, changed, discharged or terminated only in accordance with (except as otherwise specifically provided for in Section 13, 14 or 15) a written instrument executed by the Administrative Agent on behalf of itself and the Required Lenders (as defined in the Bank Agreement) under the Bank Agreement and the Required Holders (as defined in the Note Agreement) under the Note Agreement and, as to any particular Parity Debt Agreement, Parity Debtholders holding a majority of the obligations outstanding at such time under such Parity Debt Agreement.

     8. All notices and other communications provided to any Lender under this Agreement shall be in writing or by facsimile and addressed, delivered or transmitted to such party at its address or facsimile number set forth on
Schedule I hereto or at such other address or facsimile number as may be designated by such party in a notice to the other parties hereto (which, in the case of each Parity Debtholder becoming a party hereto in the manner provided in
Section 15 shall be initially as specified on the Instrument of Accession (Parity Debt) executed by such Parity Debtholder, PROVIDED that any notice that is provided to the Administrative Agent shall constitute notice to all of the Banks. Any notice, if mailed and properly addressed with postage prepaid or if properly addressed and sent by pre-paid courier service, shall be deemed given when received; any notice, if transmitted by facsimile, shall be deemed given when transmitted if actually received, and the burden of proving receipt shall be on the transmitting party.

     9. No failure or delay on the part of any Lender in exercising any power or right under this Agreement shall operate as a waiver thereof, nor shall any single or partial exercise of any such power or right preclude any other or further exercise thereof or the exercise of any other power or right. The remedies herein provided are cumulative and not exclusive of any remedies provided by law.

     10. Whenever possible each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement shall be prohibited by or invalid under such law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement.

     11. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS OF THE STATE OF NEW YORK. THIS AGREEMENT CONSTITUTES THE ENTIRE UNDERSTANDING BETWEEN THE PARTIES HERETO WITH RESPECT TO THE SUBJECT MATTER HEREOF AND SUPERSEDES ANY PRIOR AGREEMENTS, WRITTEN OR ORAL, WITH RESPECT THERETO.

     12. This Agreement may be executed in any number of counterparts and by any combination of the parties hereto in separate counterparts (including by telecopy), each of which counterparts shall be an original and all of which when taken together shall constitute one and the same agreement.

     13. Any Bank which is not one of the original parties hereto by purchasing any loans under the Bank Agreement shall be subject to all the provisions hereof and entitled to the benefits hereof. Any transferee Bank shall execute and deliver an Instrument of Accession (Banks) substantially in the form of Annex B hereto and shall deliver a copy thereof to all the other Lenders at the time parties hereto, but no such execution and delivery shall be required as a pre-condition to becoming a Bank hereunder and being subject to the provisions hereof and receiving the benefits hereof.

     14. Each Noteholder (regardless of whether such Noteholder is a signatory hereto) shall be subject to all the provisions hereof and entitled to the benefits hereof. Any transferee Noteholder shall execute and deliver an Instrument of Accession (Senior Notes) substantially in the form of Annex C hereto and shall deliver a copy thereof to all the other Lenders at the time parties hereto, but no such execution and delivery shall be required as a pre-condition to becoming a Noteholder hereunder and being subject to the provisions hereof and receiving the benefits hereof.

     15. Any Parity Debtholder may become a party hereto and be subject to all the provisions hereof and entitled to the benefits hereof if such Parity Debtholder shall execute and deliver an Instrument of Accession (Parity Debt) substantially in the form of Annex D hereto and shall deliver a copy thereof to all the other Lenders at the time parties hereto.

                   [Signature page to Intercreditor Agreement]

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the date first above written by their duly authorized officers.

                              FIRST UNION NATIONAL BANK,
                              as Administrative Agent and as a Bank


                              By: Joe K. Dancy
                                  ----------------------------------------------
                                  Name: Joe K. Dancy
                                  Title: Vice President

                              FLEET NATIONAL BANK


                              By: Stephen J. Hoffman
                                  ----------------------------------------------
                                  Name: Stephan J. Hoffman
                                  Title: Vice President

                              THE BANK OF NEW YORK


                              By: Ernest Fung
                                  ----------------------------------------------
                                  Name: Ernest Fung
                                  Title: Vice President

                              ABN AMRO BANK N.V.


                              By: James S. Kreitler
                                  ----------------------------------------------
                                  Name: James S. Kreitler
                                  Title: Group Vice President


                              By: Henry Sosa
                                  ----------------------------------------------
                                  Name: Henry Sosa
                                  Title: Assistant Vice President

                              MIZUHO CORPORATE BANK, LTD


                              By: Toru Maeda
                                  ----------------------------------------------
                                  Name: Toru Maeda
                                  Title: General Manager

                              THE PRUDENTIAL INSURANCE COMPANY OF AMERICA


                              By: Brian N. Thomas
                                  ----------------------------------------------
                                  Name: Brian N. Thomas
                                  Title: Vice President

                   [Signature page to Intercreditor Agreement]

                              THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY


                              By: Jeffrey J. Lueken
                                  ----------------------------------------------
                                  Name: Jeffrey J. Lueken
                                  Title: Its Authorized Representative

                              JOHN HANCOCK MUTUAL LIFE INSURANCE COMPANY


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:

                              MELLON BANK, N.A. AS TRUSTEE FOR AT&T MASTER
                              PENSION TRUST
                              (as directed by John Hancock Mutual Life Insurance Company)

                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:

                              JOHN HANCOCK VARIABLE LIFE INSURANCE COMPANY


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:

                              TEACHERS INSURANCE AND ANNUITY ASSOCIATION
                              OF AMERICA


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:


                   [Signature page to Intercreditor Agreement]

                              IDS LIFE INSURANCE COMPANY


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:

                              AMERICAN CENTURION LIFE ASSURANCE COMPANY


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:

                              AMERICAN ENTERPRISE LIFE INSURANCE COMPANY


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:

                              AMERICAN PARTNERS LIFE INSURANCE COMPANY


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:

                              LIFE INVESTORS INSURANCE COMPANY OF AMERICA


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:

                              PFL LIFE INSURANCE COMPANY


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:


                   [Signature page to Intercreditor Agreement]

                              THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE
                              UNITED STATES


                              By: Robert Bayer
                                  ----------------------------------------------
                                  Name: Robert Bayer
                                  Title: Investment Officer

                              THE EQUITABLE OF COLORADO, INC.


                              By: Robert Bayer
                                  ----------------------------------------------
                                  Name: Robert Bayer
                                  Title: Investment Officer

                              NEW YORK LIFE INSURANCE COMPANY


                              By: R. Edward Ferguson
                                  ----------------------------------------------
                                  Name: R. Edward Ferguson
                                  Title: Investment President

                              NEW YORK LIFE INSURANCE AND ANNUITY CORPORATION

                              By: New York Life Investment Management LLC, its Investment Manager


                              By: R. Edward Ferguson
                                  ----------------------------------------------
                                  Name: R. Edward Ferguson
                                  Title: Investment President

                              MASSACHUSETTS MUTUAL LIFE INSURANCE COMPANY


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:


                   [Signature page to Intercreditor Agreement]

                              THE MUTUAL LIFE INSURANCE COMPANY OF NEW YORK


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:

                              MONY LIFE INSURANCE COMPANY OF AMERICA


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:

                              PHOENIX HOME LIFE MUTUAL INSURANCE COMPANY


                              By: Paul M. Chute
                                  ----------------------------------------------
                                  Name: Paul M. Chute
                                  Title: Managing Director

                              SUN LIFE ASSURANCE COMPANY OF CANADA


                              By: John N. Whelihan
                                  ----------------------------------------------
                                  Name: John N. Whelihan
                                  Title: Vice President - for President


                              By: James M.A. Anderson
                                  ----------------------------------------------
                                  Name: James M.A. Anderson
                                  Title: Vice President - for Secretary

                              RELISTAR LIFE INSURANCE COMPANY


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:


                   [Signature page to Intercreditor Agreement]

                              NORTHWESTERN NATIONAL LIFE INSURANCE COMPANY


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:

                              NORTHERN LIFE INSURANCE COMPANY


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:

                              THE LINCOLN NATIONAL LIFE INSURANCE COMPANY,

                              By:  Delaware Lincoln Investment Management,
                                   Inc., its Attorney-In-Fact


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:

                              LINCOLN NATIONAL INCOME FUND, INC.

                              By:  Delaware Lincoln Investment Management,
                                   Inc., its Attorney-In-Fact


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:

                              FIRST PENN-PACIFIC LIFE INSURANCE COMPANY

                              By:  Delaware Lincoln Investment Management,
                                   Inc., its Attorney-In-Fact


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:


                   [Signature page to Intercreditor Agreement]

                              LINCOLN NATIONAL REASSURANCE COMPANY

                              By:  Delaware Lincoln Investment Management,
                                   Inc., its Attorney-In-Fact


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:

                              SECURITY-CONNECTICUT LIFE INSURANCE COMPANY

                              By:  Delaware Lincoln Investment Management,
                                   Inc., its Attorney-In-Fact


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:

                              LINCOLN-SECURITY LIFE INSURANCE COMPANY

                              By:  Delaware Lincoln Investment Management,
                                   Inc., its Attorney-In-Fact


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:

                              ASSET ALLOCATION AS AGENT FOR GUARANTEE TRUST ANNUITY INSURANCE COMPANY


                              By: Kathy R. Lange
                                  ----------------------------------------------
                                  Name: Kathy R. Lange
                                  Title: Authorized Signatory


                   [Signature page to Intercreditor Agreement]

                              ASSET ALLOCATION AS AGENT FOR FRONTIER INSURANCE COMPANY


                              By: Kathy R. Lange
                                  ----------------------------------------------
                                  Name: Kathy R. Lange
                                  Title: Authorized Signatory

                              ASSET ALLOCATION AS AGENT FOR CSA FRATERNAL LIFE INSURANCE COMPANY


                              By: Kathy R. Lange
                                  ----------------------------------------------
                                  Name: Kathy R. Lange
                                  Title: Authorized Signatory

                              ASSET ALLOCATION AS AGENT FOR OZARK NATIONAL LIFE INSURANCE COMPANY


                              By: Kathy R. Lange
                                  ----------------------------------------------
                                  Name: Kathy R. Lange
                                  Title: Authorized Signatory

                              ASSET ALLOCATION AS AGENT FOR PHYSICIANS LIFE ANNUITY INSURANCE COMPANY


                              By: Kathy R. Lange
                                  ----------------------------------------------
                                  Name: Kathy R. Lange
                                  Title: Authorized Signatory

                              ASSET ALLOCATION AS AGENT FOR PHYSICIANS MUTUAL INSURANCE COMPANY


                              By: Kathy R. Lange
                                  ----------------------------------------------
                                  Name: Kathy R. Lange
                                  Title: Authorized Signatory


                   [Signature page to Intercreditor Agreement]

                              OZARK NATIONAL LIFE INSURANCE
                              COMPANY


                              By: S. Alan Weber
                                  ----------------------------------------------
                                  Name: S. Alan Weber
                                  Title: Exec. V.P. & Treasurer


                              JP MORGAN CHASE BANK


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:


                              ASSET ALLOCATION AS AGENT FOR AMERICAN COMMUNITY INSURANCE COMPANY


                              By: Kathy R. Lange
                                  ----------------------------------------------
                                  Name: Kathy R. Lange
                                  Title: Authorized Signatory

                              ASSET ALLOCATION AS AGENT FOR KANAWHA INSURANCE COMPANY


                              By: Kathy R. Lange
                                  ----------------------------------------------
                                  Name: Kathy R. Lange
                                  Title: Authorized Signatory

                              ASSET ALLOCATION AS AGENT FOR CENTRAL REASSURANCE EQUITABLE INSURANCE COMPANY


                              By: Kathy R. Lange
                                  ----------------------------------------------
                                  Name: Kathy R. Lange
                                  Title: Authorized Signatory

                              ASSET ALLOCATION AS AGENT FOR FARMERS HOME MUTUAL INSURANCE COMPANY


                              By: Kathy R. Lange
                                  ----------------------------------------------
                                  Name: Kathy R. Lange
                                  Title: Authorized Signatory


                   [Signature page to Intercreditor Agreement]

                              ASSET ALLOCATION AS AGENT FOR WESTERN HOME MUTUAL INSURANCE COMPANY


                              By: Kathy R. Lange
                                  ----------------------------------------------
                                  Name: Kathy R. Lange
                                  Title: Authorized Signatory

                              ASSET ALLOCATION AS AGENT FOR GOPHER STATE MUTUAL INSURANCE COMPANY


                              By: Kathy R. Lange
                                  ----------------------------------------------
                                  Name: Kathy R. Lange
                                  Title: Authorized Signatory

                              ASSET ALLOCATION AS AGENT FOR PIONEER INSURANCE COMPANY


                              By: Kathy R. Lange
                                  ----------------------------------------------
                                  Name: Kathy R. Lange
                                  Title: Authorized Signatory

                              ASSET ALLOCATION AS AGENT FOR UNITED TEACHER
                              ASSOCIATE INSURANCE COMPANY


                              By: Kathy R. Lange
                                  ----------------------------------------------
                                  Name: Kathy R. Lange
                                  Title: Authorized Signatory

                              ASSET ALLOCATION AS AGENT FOR CENTRAL STATES
                              HEALTH & LIFE COMPANY OF OMAHA

                              By: Kathy R. Lange
                                  ----------------------------------------------
                                  Name: Kathy R. Lange
                                  Title: Authorized Signatory


                   [Signature page to Intercreditor Agreement]

                              NATIONWIDE LIFE & ANNUITY INSURANCE COMPANY


                              By: Joseph P. Young
                                  ----------------------------------------------
                                  Name: Joseph P. Young
                                  Title: Fixed Income Securities

                              NATIONWIDE LIFE INSURANCE COMPANY


                              By: Joseph P. Young
                                  ----------------------------------------------
                                  Name: Joseph P. Young
                                  Title: Fixed Income Securities

                              PROTECTIVE LIFE INSURANCE COMPANY


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:

                              SECURITY BENEFIT LIFE INSURANCE COMPANY


                              By: Chris Phalen
                                  ----------------------------------------------
                                  Name: Chris Phalen
                                  Title: Assistant Vice President

                              GREAT SOUTHERN LIFE INSURANCE CO.


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:


                   [Signature page to Intercreditor Agreement]

                               NATIONAL LIFE INSURANCE COMPANY


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:

                              THE OHIO NATIONAL LIFE INSURANCE COMPANY


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:

                              BENEFICIAL LIFE INSURANCE COMPANY


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:


                              CLARICA LIFE INSURANCE COMPANY


                              By: Constance L. Keller
                                  ----------------------------------------------
                                  Name: Constance L. Keller
                                  Title: Executive Director, Private Placements

                              WASHINGTON SQUARE ADVISORS


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:


                   [Signature page to Intercreditor Agreement]

                              TMG LIFE INSURANCE COMPANY


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:

                              JOHN HANCOCK LIFE INSURANCE COMPANY


                              By: Eileen M. Forde
                                  ----------------------------------------------
                                  Name: Eileen M. Forde
                                  Title: Authorized Signatory

                              JOHN HANCOCK VARIABLE INSURANCE COMPANY


                              By: Eileen M. Forde
                                  ----------------------------------------------
                                  Name: Eileen M. Forde
                                  Title: Authorized Signatory

                              INVESTORS PARTNER LIFE INSURANCE COMPANY


                              By: Eileen M. Forde
                                  ----------------------------------------------
                                  Name: Eileen M. Forde
                                  Title: Authorized Signatory

                              MELLON BANK, N.A., solely in its capacity as Trustee for The Bell Atlantic Master Trust (as directed by John Hancock Life Insurance Company), and not in its individual capacity


                              By:
                                  ----------------------------------------------
                                  Name:
                                  Title:


                   [Signature page to Intercreditor Agreement]

                                                                        ANNEX A


                              CONSENT AND AGREEMENT

     Each of the undersigned hereby consents to the provisions of the foregoing Intercreditor Agreement and the transactions contemplated thereby and specifically agrees to the provisions of Section 2 of the Intercreditor Agreement. Each of the undersigned agrees to notify each Lender promptly upon its becoming aware of any payment to, or setoff or obtaining of a secured claim by, the other Lenders contemplated by the foregoing Intercreditor Agreement.

Dated: March 21, 2002

                               SUBURBAN PROPANE, L.P.



                              By:    Robert M. Plante
                                     -------------------------------------------
                                     Name: Robert M. Plante
                                     Title: Vice President, Finance & Treasurer

                               SUBURBAN PROPANE GAS CORPORATION


                              By:    Robert M. Plante
                                     -------------------------------------------
                                     Name: Robert M. Plante
                                     Title: Vice President, Finance & Treasurer

                               PARGAS, INC.


                              By:    Robert M. Plante
                                     -------------------------------------------
                                     Name: Robert M. Plante
                                     Title: Vice President, Finance & Treasurer

                               VANGAS, INC.


                              By:    Robert M. Plante
                                     -------------------------------------------
                                     Name: Robert M. Plante
                                     Title: Vice President, Finance & Treasurer

                              PLATEAU, INC.


                              By:    Robert M. Plante
                                     -------------------------------------------
                                     Name: Robert M. Plante
                                     Title: Vice President, Finance & Treasurer

                              SUBURBAN @ HOME, INC.


                              By:    Robert M. Plante
                                     -------------------------------------------
                                     Name: Robert M. Plante
                                     Title: Vice President, Finance & Treasurer

                              GAS CONNECTION, INC.


                              By:    Robert M. Plante
                                     -------------------------------------------
                                     Name: Robert M. Plante
                                     Title: Vice President, Finance & Treasurer

                              SUBURBAN FRANCHISING, INC.


                              By:    Robert M. Plante
                                     -------------------------------------------
                                     Name: Robert M. Plante
                                     Title: Vice President, Finance & Treasurer

                              SUBURBAN HOLDINGS, INC.


                              By:    Robert M. Plante
                                     -------------------------------------------
                                     Name: Robert M. Plante
                                     Title: Vice President, Finance & Treasurer

                                                                        ANNEX B
                                                                        -------

                         INSTRUMENT OF ACCESSION (BANKS)

     With the intention of becoming a "Lender" for the purposes and within the meaning of the Intercreditor Agreement, dated as of March 21, 2002, a copy of which being annexed hereto (the "INTERCREDITOR AGREEMENT"), the undersigned hereby consents and agrees to be bound by the terms and provisions of the Intercreditor Agreement to the same extent and with the same effect as if the undersigned had executed and delivered the same as one of the original parties thereto as a Lender in respect of the Bank Guaranties (as defined in the Intercreditor Agreement) which have been executed for the benefit of the Banks. The address of the undersigned for purposes of notices given under the Intercreditor Agreement is set forth below.



Dated: ____________ __, 20__

                               [NAME OF BANK]

                               By:
                                  ----------------------------------------------
                               Name:
                               Title:


                               Address for Notices:
                               --------------------

                               ----------------------------------------------

                               ----------------------------------------------

                               ----------------------------------------------
                               Telecopy:

                                                                        ANNEX C
                                                                        -------

                     INSTRUMENT OF ACCESSION (SENIOR NOTES)

     With the intention of becoming a "Lender" for the purposes and within the meaning of the Intercreditor Agreement, dated as of March 21, 2002, a copy of which being annexed hereto (the "INTERCREDITOR AGREEMENT"), the undersigned hereby consents and agrees to be bound by the terms and provisions of the Intercreditor Agreement to the same extent and with the same effect as if the undersigned had executed and delivered the same as one of the original parties thereto as a Lender in respect of the Senior Notes referred to therein and the Note Guaranties (as defined in the Intercreditor Agreement) which have been executed for the benefit of the holders of the Senior Notes. The address of the undersigned for purposes of notices given under the Intercreditor Agreement is set forth below.



Dated: ____________ __, 20__

                              [NAME OF HOLDER OF SENIOR NOTES]

                               By:
                                  ----------------------------------------------
                               Name:
                               Title:


                               Address for Notices:
                               --------------------

                               ----------------------------------------------

                               ----------------------------------------------

                               ----------------------------------------------
                               Telecopy:

                                                                        ANNEX D
                                                                        -------

                      INSTRUMENT OF ACCESSION (PARITY DEBT)

     With the intention of becoming a "Lender" for the purposes and within the meaning of the Intercreditor Agreement, dated as of March 21, 2002, a copy of which being annexed hereto (the "INTERCREDITOR AGREEMENT"), the undersigned hereby consents and agrees to be bound by the terms and provisions of the Intercreditor Agreement to the same extent and with the same effect as if the undersigned had executed and delivered the same as one of the original parties thereto as a Lender in respect of the Parity Debt Agreement (as defined in the Intercreditor Agreement and as more particularly described below) referred to therein and the Parity Debt Guaranties (as defined in the Intercreditor Agreement and as more particularly described below) which have been executed for the benefit of the holders of the obligations issued under such Parity Debt Agreement. The address of the undersigned for purposes of notices given under the Intercreditor Agreement is set forth below.



Dated: ____________ __, 20__

                              NAME OF PARITY DEBTHOLDER]

                              By:
                                  ----------------------------------------------
                              Name:
                              Title:


                              Address for Notices:
                              --------------------

                              ----------------------------------------------

                              ----------------------------------------------

                              ----------------------------------------------
                              Telecopy:

                Description of Parity Debt Agreement, Parity Debt
                     Obligations and Parity Debt Guaranties:

Herein shall be set forth a reasonably detailed description of the Parity Debt Agreement, including a specific and detailed description of the obligations issued thereunder, the Parity Debt Guaranties and the identity of the Parity Debt Guarantors.

                                                                  Exhibit 10(d)
                                                                  -------------



            FIRST AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT
            --------------------------------------------------------

     THIS FIRST AMENDMENT to the Amended and Restated Credit Agreement referred to below (this "AMENDMENT") is made and entered as of April 3, 2002 with an Effective Date as of the date determined pursuant to SECTION 3 hereof, by and among SUBURBAN PROPANE, L.P., a limited partnership organized under the laws of the State of Delaware (the "BORROWER"), the Lenders party to the Credit Agreement referred to below and WACHOVIA BANK, NATIONAL ASSOCIATION (f/k/a First Union National Bank), as Administrative Agent for the Lenders thereunder.

                              STATEMENT OF PURPOSE
                              --------------------

     The Borrower and Lenders have entered into that certain Amended and Restated Credit Agreement dated as of January 29, 2001 (as amended hereby and as further amended, restated, supplemented or otherwise modified prior to the date hereof, the "CREDIT AGREEMENT"), pursuant to which the Lenders have extended certain credit facilities to the Borrower.

     The Borrower has requested that the Lenders amend certain provisions of the Credit Agreement and consent to the execution of an intercreditor agreement with the holders of the Senior Notes, as more particularly described herein and the Administrative Agent and the Required Lenders have agreed to do so, but only upon the terms and conditions set forth below in this Amendment.

     NOW THEREFORE, for good cause and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto agree as follows:

     SECTION 1. DEFINITIONS. All capitalized terms used and not defined in this Amendment shall have the meanings assigned thereto in the Credit Agreement.

     SECTION 2. AMENDMENTS TO THE CREDIT AGREEMENT.

     (a) SECTION 1.1 (Definitions) of the Credit Agreement is hereby amended by adding the following defined terms in correct alphabetical order:

              "SENIOR NOTE PAYMENTS" means the required annual principal payments on the Senior Notes set forth in and pursuant to the terms of Section 4A of the Senior Note Agreement.

              "SWAP AGREEMENT" means any (a) Hedging Agreement, (b) forward rate agreement, (c) forward foreign exchange agreement, (d) currency swap agreement, (e) cross-currency rate swap agreement, (f) currency option agreement or (g) other agreement or arrangement, in each case, designed to alter the risks of any Person arising from fluctuations in interest rates or currency values and any confirming letter executed pursuant to such agreement, all as amended, restated, supplemented or otherwise modified from time to time.

              "SWAP OBLIGATIONS" means all payment and other existing and future obligations owing by the Borrower to any Lender or the Administrative Agent under any Swap Agreement to which a Lender or the Administrative Agent is a party which is permitted under this Agreement.

     (b) SECTION 1.1 (Definitions) of the Credit Agreement is hereby further amended by deleting the existing definition for the following defined terms in their entirety and inserting the following in lieu thereof:

              "HEDGING  AGREEMENT"  means any (a) interest rate swap
        agreement, (b) interest rate cap agreement, (c) interest rate floor agreement, (d) interest rate collar agreement,
        (e) interest rate option or (f) other agreement, in each case, entered into with the intent to protect the Borrower against fluctuations in interest rates of existing or expected issuances of Indebtedness and entered into as a bona fide hedging agreement and not for purposes of investment or speculation and any confirming letter executed pursuant to such agreement, all as amended, restated, supplemented or otherwise modified from time to time.

     (c) Section 1.1 (Definitions) of the Credit Agreement is hereby further amended as follows:

          (i) by deleting clause (i) of the definition of "Indebtedness" in its entirety and inserting in lieu thereof, "(i) all obligations of such Person with respect to Swap Agreements and Commodity Hedging Agreements (valued at the termination value thereof computed in accordance with a method approved by the International Swap Dealers Association and agreed to by such Person in the applicable Swap Agreement or Commodity Hedging Agreement, if any)"; and

          (ii) by deleting clause (c) of the definition of "Obligations" in its entirety and inserting in lieu thereof, "(c) all Swap Obligations".

     (d) SECTION 4.11 (Crediting of Payments and Proceeds) of the Credit Agreement is hereby amended by inserting the phrase, "and any Swap Obligations (including any termination payments and any accrued and unpaid interest thereon)" after the term "Reimbursement Obligation" in the eleventh line of such section.

     (e) Clause (c) of SECTION 10.1 (Indebtedness) of the Credit Agreement is hereby amended by adding the phrase "and any Refinancing Note Agreement" after the term "Senior Note Agreement."

     (f) Clause (d) of SECTION 10.1 (Indebtedness) of the Credit Agreement is hereby amended by replacing the semicolon at the end of such clause with a period and adding the following sentence:

        "Notwithstanding anything contained in this Section 10.1(d) to the contrary, the Borrower may incur Indebtedness in the form of Refinancing Notes the net proceeds of which are used to refinance the Senior Note Payments; PROVIDED that (i) the aggregate principal amount of such notes shall not exceed the principal amount of the Senior Note Payments being refinanced thereby, (ii) such notes shall mature not earlier than the date that is two years after the Termination Date, and (iii) such notes would not violate the provisions of the Senior Note Agreement or any Refinancing Note Agreement at the time in effect;"

     (g) SECTION 10.1 (Indebtedness) of the Credit Agreement is hereby further amended by (i) deleting the "and" at the end of the clause (n) thereof, (ii) re-lettering clause (o) thereof to be clause (p), and (iii) inserting the following new clause (o) to such section:

        " (o) Indebtedness incurred in connection with Swap Agreements (other than Hedging Agreements permitted pursuant to Section 10.1(b)) in an aggregate amount not to exceed $15,000,000 (valued at the termination value thereof computed in accordance with a method approved by the International Swap Dealers Association and agreed to by such Person in the applicable Swap Agreement, if any) on any date of determination; and"

     (h) Clause (d) of SECTION 10.4 (Investments, Loans and Acquisitions) of the Credit Agreement is hereby amended by replacing the term "Hedging Agreements" with the term "Swap Agreements."

     (i) Clause (a) of SECTION 11.2 (Remedies) of the Credit Agreement is hereby amended by adding the phrase "(other than Swap Obligations)" after each of the two occurrences of the defined term "Obligations."

     (j) Clause (a) of SECTION 13.6 (Binding Arbitration; Waiver of Jury Trial) of the Credit Agreement is hereby amended by replacing the phrase "any Hedging Agreement that is a Loan Document" with the phrase "any Swap Agreement with any Lender" in the last sentence of such clause.

     SECTION 3. CONDITIONS TO EFFECTIVENESS. This Amendment shall become effective on the date that each of the following conditions has been satisfied (the "EFFECTIVE DATE"):

     (a) This Amendment shall have been duly authorized, executed and delivered to the Administrative Agent by the Borrower and the Required Lenders.

     (b) The Borrower shall have delivered to the Administrative Agent Amendment No. 4 to the Senior Note Agreement, dated March 21, 2002 (the "NOTE AMENDMENT") executed by the Borrower and the Required Holders (as defined in the Senior Note Agreement), in form and substance satisfactory to the Administrative Agent, providing a waiver of all existing defaults or events of default under the Senior Note Agreement arising from the breach of paragraph 5L of the Senior Note Agreement (and any defaults or events of default related to such breach) and the Borrower shall be in compliance with all requirements of such amendment, waiver or consent.

     (c) The Borrower shall have delivered to the holders of the Notes (with copies to the Administrative Agent) duly executed Subsidiary Guarantees (as defined in the Senior Note Agreement) from each of the Nameholder Subsidiaries (as defined in the Note Amendment) in accordance with the terms of the Senior Note Agreement.

     (d) The Borrower shall have delivered to the Administrative Agent and the holders of the Notes copies of the Intercreditor Agreement (as defined in the Senior Note Agreement) executed by the Required Holders, the Lenders and the Borrower substantially in the form of EXHIBIT A hereto.

     SECTION 4. LIMITED AMENDMENT AND CONSENT. Except as expressly amended hereby, the Credit Agreement and each other Loan Document shall continue to be, and shall remain, in full force and effect. This Amendment shall not be deemed
(a) to be a waiver of, or consent to, or a modification or amendment of, any other term or condition of, or Default or Event of Default under, the Credit Agreement or any other Loan Document or (b) to prejudice any other right or remedies to which the Administrative Agent or the Lenders may now have or may have in the future under or in connection with the Credit Agreement or the Loan Documents or any of the instruments or agreements referred to therein, as the same may be amended, restated or otherwise modified from time to time. This document is part of the Credit Agreement and constitutes a Loan Document thereunder.

     SECTION 5. REPRESENTATIONS AND WARRANTIES/NO DEFAULT. By its execution hereof, the Borrower hereby certifies that that as of the date hereof and, after giving effect to the amendments in SECTION 2 hereof, (a) each of the representations and warranties set forth in the Credit Agreement and the other Loan Documents is true and correct as of the date hereof as if fully set forth herein (other than representations and warranties which speak as of a specific date pursuant to the Credit Agreement, which representations and warranties shall have been true and correct as of such specific dates) and (ii) no Default or Event of Default has occurred and is continuing.

     SECTION 6. EXPENSES. The Borrowers shall pay all reasonable out-of-pocket expenses of the Administrative Agent in connection with the preparation, execution and delivery of this Amendment, including without limitation the reasonable fees and disbursements of counsel for the Administrative Agent.

     SECTION 7. GOVERNING LAW. This Amendment shall be governed by and construed in accordance with the laws of the State of New York.

     SECTION 8. COUNTERPARTS.  This  Amendment  may  be   executed  in  separate
counterparts, each of which when executed and delivered is an original but all of which taken together constitute one and the same instrument.

     SECTION 9. FAX TRANSMISSION. A facsimile, telecopy or other reproduction of this Amendment may be executed by one or more parties hereto, and an executed copy of this Amendment may be delivered by one or more parties hereto by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen, and such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties hereto agree to execute an original of this Amendment as well as any facsimile, telecopy or other reproduction hereof.


                            [Signature Pages Follow]

          [First Amendment to Amended and Restated Credit Agreement -
                             Suburban Propane, L.P.]

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their duly authorized officers, all as of the day and year first written above.


                              BORROWER AND GUARANTORS:

                              SUBURBAN PROPANE, L.P., as Borrower

                              By:    Robert M. Plante
                                     -------------------------------------------
                                     Name: Robert M. Plante
                                     Title: Vice President, Finance & Treasurer

                              SUBURBAN PROPANE GAS CORPORATION, as Guarantor

                              By:    Robert M. Plante
                                     -------------------------------------------
                                     Name: Robert M. Plante
                                     Title: Vice President, Finance & Treasurer

                              PARGAS, INC., as Guarantor

                              By:    Robert M. Plante
                                     -------------------------------------------
                                     Name: Robert M. Plante
                                     Title: Vice President, Finance & Treasurer

                              VANGAS, INC., as Guarantor

                              By:    Robert M. Plante
                                     -------------------------------------------
                                     Name: Robert M. Plante
                                     Title: Vice President, Finance & Treasurer

                              PLATEAU, INC., as Guarantor

                              By:    Robert M. Plante
                                     -------------------------------------------
                                     Name: Robert M. Plante
                                     Title: Vice President, Finance & Treasurer

                              GAS CONNECTION, INC., as Guarantor

                              By:    Robert M. Plante
                                     -------------------------------------------
                                     Name: Robert M. Plante
                                     Title: Vice President, Finance & Treasurer



                           [Signature Pages Continue]

                              SUBURBAN @ HOME, INC., as Guarantor

                              By:    Robert M. Plante
                                     -------------------------------------------
                                     Name: Robert M. Plante
                                     Title: Vice President, Finance & Treasurer

                              SUBURBAN HOLDINGS, INC., as Guarantor

                              By:    Robert M. Plante
                                     -------------------------------------------
                                     Name: Robert M. Plante
                                     Title: Vice President, Finance & Treasurer

                              SUBURBAN FRANCHISING, INC., as Guarantor

                              By:    Robert M. Plante
                                     -------------------------------------------
                                     Name: Robert M. Plante
                                     Title: Vice President, Finance & Treasurer




                           [Signature Pages Continue]

                              ADMINISTRATIVE AGENT AND LENDERS:

                              WACHOVIA    BANK,    NATIONAL    ASSOCIATION,   as
                              Administrative Agent, as Lender, as Swingline Lender and as Issuing Lender

                              By:    Joe K. Dancy
                                     -------------------------------------------
                                     Name: Joe K. Dancy
                                     Title: Vice President

                              FLEET NATIONAL BANK,
                              as Syndication Agent and as Lender

                              By:    Stephen J. Hoffman
                                     -------------------------------------------
                                     Name: Stephen J. Hoffman
                                     Title: Vice President

                              THE BANK OF NEW YORK, as Lender


                              By:    Ernest Fung
                                     -------------------------------------------
                                     Name: Ernest Fung
                                     Title: Vice President

                              ABN AMRO BANK N.V., as Lender

                              By:    James S. Kreitler
                                     -------------------------------------------
                                     Name: James S. Kreitler
                                     Title: Group Vice President

                              By:    Henry Sosa
                                     -------------------------------------------
                                     Name: Henry Sosa
                                     Title: Assistant Vice President

                              MIZUHO CORPORATE BANK, LTD, as Lender

                              By:    Toru Maeda
                                     -------------------------------------------
                                     Name: Toru Maeda
                                     Title: General Manager