Form 10-Q
period 2002-06-29
SUBURBAN PROPANE PARTNERS LP
filed 2002-08-13
CIK 1005210

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

                  For the quarterly period ended June 29, 2002

                         Commission File Number: 1-14222

                         SUBURBAN PROPANE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                          22-3410353
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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 9, 2002, 24,631,287 Common Units were outstanding.

================================================================================

================================================================================

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                     PART I                                PAGE
                                                                           ----
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         Consolidated Balance Sheets as of June 29, 2002 and
         September 29, 2001..........................................       1

         Consolidated Statements of Operations for the three months
         ended June 29, 2002 and June 30, 2001.......................       2

         Consolidated Statements of Operations for the nine months
         ended June 29, 2002 and June 30, 2001.......................       3

         Consolidated Statements of Cash Flows for the nine months
         ended June 29, 2002 and June 30, 2001.......................       4

         Consolidated Statement of Partners' Capital for the nine
         months ended June 29, 2002..................................       5

         Notes to Consolidated Financial Statements..................       6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............       12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.................................................       19

                                     PART II
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................       21

SIGNATURES...........................................................       22

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, RELATING TO THE PARTNERSHIP'S FUTURE BUSINESS EXPECTATIONS AND PREDICTIONS AND FINANCIAL CONDITION AND RESULTS OF OPERATIONS. SOME OF THESE STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "PROSPECTS," "OUTLOOK," "BELIEVES," "ESTIMATES," "INTENDS," "MAY," "WILL," "SHOULD," "ANTICIPATES," "EXPECTS," OR "PLANS," OR THE NEGATIVE OR OTHER VARIATION OF THESE OR SIMILAR WORDS, OR BY DISCUSSION OF TRENDS AND CONDITIONS, STRATEGY OR RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS ("CAUTIONARY STATEMENTS"). THE RISKS AND UNCERTAINTIES AND THEIR IMPACT ON THE PARTNERSHIP'S OPERATIONS INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING RISKS:

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

ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE PARTNERSHIP OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH CAUTIONARY STATEMENTS. SOME OF THESE CAUTIONARY STATEMENTS ARE DISCUSSED IN MORE DETAIL IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN THIS QUARTERLY REPORT. READERS ARE
CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING OR CAUTIONARY STATEMENTS, WHICH REFLECT MANAGEMENT'S OPINIONS ONLY AS OF THE DATE HEREOF. THE PARTNERSHIP UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING OR CAUTIONARY STATEMENT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE PARTNERSHIP OR PERSONS ACTING ON BEHALF OF THE PARTNERSHIP ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS IN THIS QUARTERLY REPORT. READERS ARE ADVISED TO CONSULT ANY FURTHER DISCLOSURE THE COMPANY MAY MAKE ON RELATED SUBJECTS IN SUBSEQUENT 10-Q, 8-K AND 10-K REPORTS TO THE SECURITIES AND EXCHANGE COMMISSION.


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                   (UNAUDITED)




                                                                  JUNE 29,     SEPTEMBER 29,
                                                                    2002           2001
                                                                 ----------    -------------

ASSETS
Current assets:

    Cash and cash equivalents ................................   $  56,803        $  36,494
    Accounts receivable, less allowance for doubtful accounts
       of $2,564 and $3,992, respectively ....................      41,219           42,702
    Inventories ..............................................      39,215           41,891
    Prepaid expenses and other current assets ................       6,577            3,252
                                                                 ---------        ---------
            Total current assets .............................     143,814          124,339
Property, plant and equipment, net ...........................     333,877          344,374
Goodwill, net ................................................     243,260          243,789
Other intangible assets, net .................................       1,595            1,990
Other assets .................................................       7,767            8,514
                                                                 ---------        ---------
             Total assets ....................................   $ 730,313        $ 723,006
                                                                 =========        =========


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable .........................................   $  31,985        $  38,685
    Accrued employment and benefit costs .....................      19,665           29,948
    Current portion of long-term borrowings ..................      46,000           42,500
    Accrued insurance ........................................       8,460            7,860
    Customer deposits and advances ...........................      13,867           23,217
    Accrued interest .........................................      16,217            8,318
    Other current liabilities ................................       7,094           11,575
                                                                 ---------        ---------
              Total current liabilities ......................     143,288          162,103
Long-term borrowings .........................................     426,332          430,270
Postretirement benefits obligation ...........................      34,216           34,521
Accrued insurance ............................................      17,168           17,881
Accrued pension liability ....................................      15,768           13,703
Other liabilities ............................................       5,098            5,579
                                                                 ---------        ---------
               Total liabilities .............................     641,870          664,057
                                                                 ---------        ---------

Commitments and contingencies

Partners' capital:
      Common Unitholders (24,631 units issued and outstanding)     135,686          105,549
      General Partner ........................................       2,413            1,888
      Deferred compensation ..................................     (11,567)         (11,567)
      Common Units held in trust, at cost ....................      11,567           11,567
      Unearned compensation ..................................      (2,312)          (1,211)
      Accumulated other comprehensive (loss) .................     (47,344)         (47,277)
                                                                 ---------        ---------
                Total partners' capital ......................      88,443           58,949
                                                                 ---------        ---------
                Total liabilities and partners' capital ......   $ 730,313        $ 723,006
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



                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)




                                                                  THREE MONTHS ENDED
                                                                ----------------------
                                                                 June 29,     June 30,
                                                                  2002         2001
                                                                ---------    ---------

Revenues

  Propane ...................................................   $ 115,571    $ 124,370
  Other .....................................................      22,064       20,700
                                                                ---------    ---------
                                                                  137,635      145,070

Costs and expenses

  Cost of products sold .....................................      64,444       70,849
  Operating .................................................      60,589       65,167
  General and administrative ................................       8,053        5,119
  Depreciation and amortization .............................       7,377        9,477
                                                                ---------    ---------
                                                                  140,463      150,612

(Loss) before interest expense and provision for income taxes      (2,828)      (5,542)
Interest expense, net .......................................       8,010        8,912
                                                                ---------    ---------

(Loss) before provision for income taxes ....................     (10,838)     (14,454)
Provision for income taxes ..................................         190          105
                                                                ---------    ---------
Net (loss) ..................................................   $ (11,028)   $ (14,559)
                                                                =========    =========

General Partner's interest in net (loss) ....................   $    (281)   $    (275)
                                                                ---------    ---------
Limited Partners' interest in net (loss) ....................   $ (10,747)   $ (14,284)
                                                                =========    =========

Basic net (loss) per unit ...................................   $   (0.44)   $   (0.58)
                                                                ---------    ---------
Weighted average number of units outstanding - basic ........      24,631       24,631
                                                                ---------    ---------

Diluted net (loss) per unit .................................   $   (0.44)   $   (0.58)
                                                                ---------    ---------
Weighted average number of units outstanding - diluted ......      24,631       24,631
                                                                ---------    ---------




The accompanying notes are an integral part of these consolidated financial statements.




                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)



                                                                  NINE MONTHS ENDED
                                                                ----------------------
                                                                 June 29,     June 30,
                                                                  2002         2001
                                                                ---------    ---------

Revenues

  Propane ...................................................   $ 482,166    $ 725,556
  Other .....................................................      73,220       70,335
                                                                ---------    ---------
                                                                  555,386      795,891

Costs and expenses

  Cost of products sold .....................................     241,033      441,136
  Operating .................................................     177,996      198,343
  General and administrative ................................      23,369       22,561
  Depreciation and amortization .............................      22,369       29,082
  Gain on sale of storage facility ..........................      (6,768)        --
                                                                ---------    ---------
                                                                  457,999      691,122

Income before interest expense and provision for income taxes      97,387      104,769
Interest expense, net .......................................      25,383       29,165
                                                                ---------    ---------

Income before provision for income taxes ....................      72,004       75,604
Provision for income taxes ..................................         518          270
                                                                ---------    ---------
Net income ..................................................   $  71,486    $  75,334
                                                                =========    =========

General Partner's interest in net income ....................   $   1,482    $   1,460
                                                                ---------    ---------
Limited Partners' interest in net income ....................   $  70,004    $  73,874
                                                                =========    =========

Basic net income per unit ...................................   $    2.84    $    3.02
                                                                ---------    ---------
Weighted average number of units outstanding - basic ........      24,631       24,475
                                                                ---------    ---------

Diluted net income per unit .................................   $    2.84    $    3.02
                                                                ---------    ---------
Weighted average number of units outstanding - diluted ......      24,665       24,487
                                                                ---------    ---------


The accompanying notes are an integral part of these consolidated financial statements.



                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)



                                                                    NINE MONTHS ENDED
                                                                  ---------------------
                                                                   June 29,    June 30,
                                                                    2002        2001
                                                                  ---------   ---------
Cash flows from operating activities:

     Net income ...............................................   $ 71,486    $ 75,334
     Adjustments to reconcile net income to net cash
      provided by operations:
          Depreciation ........................................     21,002      21,411
          Amortization ........................................      1,367       7,671
          (Gain) on disposal of property, plant and
            equipment, net ....................................       (213)     (3,297)
          (Gain) on sale of storage facility ..................     (6,768)       --
     Changes in assets and liabilities, net of dispositions:

          Decrease in accounts receivable .....................      1,418       4,258
          Decrease (increase) in inventories ..................      2,554        (234)
          (Increase) in prepaid expenses and
            other current assets ..............................     (3,315)       (266)
          (Decrease) in accounts payable ......................     (6,289)    (19,817)
          (Decrease) increase in accrued employment
            and benefit costs .................................     (9,686)      7,742
          Increase in accrued interest ........................      7,899       8,253
          (Decrease) in other accrued liabilities .............    (13,771)    (15,807)
          Net change in other noncurrent assets and liabilities        344      (1,204)
                                                                  --------    --------
               Net cash provided by operating activities ......     66,028      84,044
                                                                  --------    --------
Cash flows from investing activities:

      Capital expenditures ....................................    (13,161)    (16,087)
      Proceeds from sale of property, plant and equipment, net       9,964       4,029
                                                                  --------    --------
               Net cash (used in) investing activities ........     (3,197)    (12,058)
                                                                  --------    --------
Cash flows from financing activities:

      Long-term debt (repayments), net ........................       --       (44,397)
      Short-term debt (repayments), net .......................       --        (6,500)
      Credit agreement expenses ...............................       --          (730)
      Net proceeds from public offering .......................       --        47,079
      Partnership distributions ...............................    (42,522)    (40,696)
                                                                  --------    --------
               Net cash (used in) financing activities ........    (42,522)    (45,244)
                                                                  --------    --------
Net increase in cash and cash equivalents .....................     20,309      26,742
Cash and cash equivalents at beginning of period ..............     36,494      11,645
                                                                  --------    --------
Cash and cash equivalents at end of period ....................   $ 56,803    $ 38,387
                                                                  ========    ========

Supplemental disclosure of cash flow information:

    Cash paid for interest ....................................   $ 17,824    $ 21,010
                                                                  ========    ========



The accompanying notes are an integral part of these consolidated financial statements.



                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                                 (IN THOUSANDS)

                                   (UNAUDITED)



                                                                                                                     Accumulated
                                                                                          Common                        Other
                                      Number of      Common      General     Deferred     Units in     Unearned     Comprehensive
                                    Common Units   Unitholders   Partner   Compensation    Trust     Compensation      (Loss)
                                    ------------   -----------   -------   ------------   --------   ------------   -------------

Balance at September  29, 2001....       24,631     $ 105,549    $1,888       ($11,567)   $11,567        ($1,211)       ($47,277)
Net income........................                     70,004     1,482
Other comprehensive loss:
  Net unrealized losses on cash
    flow hedges...................                                                                                           (67)
Comprehensive income..............
Partnership distributions.........                    (41,565)     (957)
Grants issued under Restricted
  Unit Plan, net of forfeitures...                      1,698                                             (1,698)
Amortization of Compensation
  Deferral Plan...................                                                                           161
Amortization of Restricted
  Unit Plan, net of forfeitures...                                                                           436
                                    ------------   -----------   -------   ------------   --------   ------------   -------------

Balance at June 29, 2002..........       24,631     $ 135,686    $2,413       ($11,567)   $11,567        ($2,312)       ($47,344)
                                    ============   ===========   =======   ============   ========   ============   =============



                                      Total
                                    Partners'  Comprehensive
                                     Capital      Income
                                    --------   -------------

Balance at September  29, 2001....  $58,949
Net income........................   71,486         $71,486
Other comprehensive loss:
  Net unrealized losses on cash
    flow hedges...................      (67)            (67)
                                                ------------
Comprehensive income..............                  $71,419
                                                ============
Partnership distributions.........  (42,522)
Grants issued under Restricted
  Unit Plan, net of forfeitures...        -
Amortization of Compensation
  Deferral Plan...................      161
Amortization of Restricted
  Unit Plan, net of forfeitures...      436
                                    --------

Balance at June 29, 2002..........  $88,443
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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Partnership is exposed to the impact of market fluctuations in the commodity price of propane. The Partnership routinely uses commodity futures, forward and option contracts to hedge its commodity price risk and to ensure supply during periods of high demand. All derivative instruments are reported on the balance sheet, within other current assets or other current liabilities, at their fair values. On the date that futures, forward and option contracts are entered into, the Partnership makes a determination as to whether the derivative instrument qualifies for designation as a hedge. For derivative instruments designated as hedges, the Partnership formally assesses, both at the hedge contract's inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income (loss) ("OCI") to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of products sold immediately. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings.

Prior to March 31, 2002, the beginning of the Partnership's third fiscal quarter, the Partnership determined that its derivative instruments did not qualify as hedges and, as such, the changes in fair values were recorded in income. Beginning with contracts entered into subsequent to March 31, 2002, a portion of the derivative instruments entered into by the Partnership have been designated and qualify as cash flow hedges. For the three months ended June 29, 2002 and June 30, 2001, operating expenses include unrealized losses in the amount of $969 and $5,068, respectively, attributable to the change in fair value of derivative instruments not designated as hedges. Operating expenses for the nine months ended June 29, 2002 include unrealized gains of $5,116 attributable to the mark-to-market adjustment on derivative instruments not designated as hedges, compared to unrealized losses of $3,351 for the nine months ended June 30, 2001. At June 29, 2002, unrealized losses on derivative instruments designated as cash flow hedges in the amount of $67 were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities market, the corresponding value in OCI is subject to change prior to its impact on earnings.

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

2.  INVENTORIES
    -----------

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:


                                              JUNE 29,     SEPTEMBER 29,
                                                2002           2001
                                           -------------   -------------

Propane                                          $30,656         $33,080
Appliances                                         8,559           8,811
                                           -------------   -------------
                                                 $39,215         $41,891
                                           =============   =============





3.  NET (LOSS) INCOME PER UNIT
    --------------------------

Basic net (loss)  income per limited  partner  unit is computed by dividing  net
(loss) income, after deducting the General Partner's approximate 2% interest, by the weighted average number of outstanding Common Units. Diluted net (loss) income per limited partner unit is computed by dividing net (loss) income, after deducting the General Partner's approximate 2% interest, by the weighted average number of outstanding Common Units and time vested Restricted Units granted under the 2000 Restricted Unit Plan. In computing diluted net (loss) income per unit, weighted average units outstanding used to compute basic net (loss) income per unit were increased by 33,533 units and 12,164 units for the nine months ended June 29, 2002 and June 30, 2001, respectively, to reflect the potential dilutive effect of the time vested Restricted Units outstanding using the treasury stock method. Diluted net (loss) income for the three months ended June 29, 2002 and June 30, 2001 does not include 36,012 and 15,956 Restricted Units, respectively, as their effect would be anti-dilutive.

4.  ADOPTION OF NEW ACCOUNTING STANDARD
    -----------------------------------

Effective September 30, 2001, the beginning of the Partnership's 2002 fiscal year, the Partnership elected to early adopt the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 modifies the financial accounting and reporting for goodwill and other intangible assets, including the requirement that goodwill and certain intangible assets no longer be amortized. This new standard also requires a transitional impairment review for goodwill, as well as an annual impairment review, to be performed on a reporting unit basis. As a result of the adoption of SFAS 142, amortization expense for the three and nine months ended June 29, 2002 decreased by $1,854 and $5,562, respectively, compared to the three and nine months ended June 30, 2001, respectively, due to the lack of amortization expense related to goodwill. Aside from this change in accounting for goodwill, no other change in accounting for intangible assets was required as a result of the adoption of SFAS 142 based on the nature of the Partnership's intangible assets. In accordance with SFAS 142, the Partnership completed its transitional impairment review and, as the fair values of identified reporting units exceed the respective carrying values, goodwill is not considered impaired as of the date of adoption of SFAS 142.

The  following  table  reflects  the effect of the  adoption  of SFAS 142 on net
(loss) income and net (loss) income per unit as if SFAS 142 had been in effect for the periods presented:



                                                   Three Months Ended         Nine Months Ended
                                                ------------------------  ------------------------
                                                 June 29,     June 30,     June 29,      June 30,
                                                   2002         2001         2002          2001
                                                -----------  -----------  -----------  -----------
Net (loss) income:
    As reported .............................   $  (11,028)  $  (14,559)  $   71,486   $   75,334
    Goodwill amortization ...................         --          1,854          --         5,562
                                                -----------  -----------  -----------  -----------
    As adjusted .............................   $  (11,028)    $(12,705)  $   71,486   $   80,896
                                                ===========  ===========  ===========  ===========

Basic and diluted net (loss) income per unit:

    As reported .............................   $    (0.44)  $    (0.58)  $     2.84   $     3.02
    Goodwill amortization ...................         --           0.07         --           0.22
                                                -----------  -----------  -----------  -----------
    As adjusted .............................   $    (0.44)  $    (0.51)  $     2.84   $     3.24
                                                ===========  ===========  ===========  ===========




Other intangible assets at June 29, 2002 and September 29, 2001 consist primarily of non-compete agreements with a gross carrying amount of $4,290 and $4,540, respectively, and accumulated amortization of $2,695 and $2,550, respectively. These non-compete agreements are amortized under the straight-line method over the periods of the agreements, ending periodically between fiscal years 2002 and 2011. Aggregate amortization expense related to other intangible assets for the three and nine months ended June 29, 2002 was $125 and $377, respectively, and for the three and nine months ended June 30, 2001 was $140 and $433, respectively.

Aggregate amortization expense related to other intangible assets for each of the five succeeding fiscal years as of June 29, 2002 is as follows:

     FISCAL YEAR
     -----------

     Remainder of 2002                                 $  120
     2003                                                 426
     2004                                                 360
     2005                                                 303
     2006                                                 232
     2007                                                  75

For the nine months ended June 29, 2002, the net carrying amount of goodwill decreased by $529 as a result of the sale of certain assets during the period.

5.  DISTRIBUTIONS OF AVAILABLE CASH
    -------------------------------

The Partnership makes distributions to its partners approximately 45 days after the end of each fiscal quarter in an aggregate amount equal to its Available Cash for each respective quarter. Available Cash, as defined in the Second Amended and Restated Partnership Agreement, generally means all cash on hand at the end of the fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements of the Partnership.

On May 8, 2002, the Partnership declared a quarterly distribution of $.575 per Common Unit, or $2.30 on an annualized basis, for the third quarter of fiscal 2002 payable on August 13, 2002 to holders of record on August 6, 2002. This quarterly distribution represents a $.0125 per Common Unit, or $.05 per Common Unit annualized, increase over the distribution declared and paid in the prior three quarters and includes incentive distribution rights payable to the General Partner to the extent the quarterly distribution exceeds $.55 per Common Unit.

6.  LONG-TERM BORROWINGS
    --------------------

Long-term borrowings consist of the following:


                                                        June 29,           September 29,
                                                          2002                  2001
                                                  -------------------   -------------------

7.54% Senior Notes due June 30, 2011 .........              $382,500              $425,000
7.37% Senior Notes due June 30, 2012 .........                42,500                    --
Note payable, 8%, due in annual installments
     through 2006 ............................                 1,698                 2,048
Amounts outstanding under Acquisition Facility
     of Revolving Credit Agreement ...........                46,000                46,000
Other long-term liabilities ..................                    72                   129
                                                  -------------------   -------------------
                                                             472,770               473,177
Less: current portion ........................                46,438                42,907
                                                  -------------------   -------------------
                                                            $426,332              $430,270
                                                  ===================   ===================



On March 5, 1996, the Operating Partnership, pursuant to a Senior Note Agreement, issued $425,000 of Senior Notes with an annual interest rate of 7.54% (the "1996 Senior Note Agreement"). The Operating Partnership's obligations under the 1996 Senior Note Agreement are unsecured and rank on an equal and ratable basis with the Operating Partnership's obligations under the Revolving Credit Agreement. The Senior Notes will mature June 30, 2011, and require semiannual interest payments which commenced June 30, 1996. Under the terms of the 1996 Senior Note Agreement, the Operating Partnership is obligated to pay the principal on the Senior Notes in equal annual payments of $42,500 starting July 1, 2002. Pursuant to the Partnership's intention to refinance the first annual principal payment of $42,500, the Partnership executed on April 19, 2002 a Note Purchase Agreement for the private placement of 10-year 7.37% Senior Notes due June, 2012 (the "2002 Senior Note Agreement"). On July 1, 2002, the Partnership received $42,500 from the issuance of the Senior Notes under the 2002 Senior Note Agreement and used the funds to pay the first annual principal payment of $42,500 due under the 1996 Senior Note Agreement. The Operating Partnership's obligations under the 2002 Senior Note Agreement are unsecured and rank on an equal and ratable basis with the Operating Partnership's obligations under the 1996 Senior Note Agreement and the Revolving Credit Agreement.

The Partnership's Revolving Credit Agreement, as amended on January 29, 2001, provides a $75,000 working capital facility and a $50,000 acquisition facility. Borrowings under the Revolving Credit Agreement bear interest at a rate based upon either LIBOR plus a margin, Wachovia National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .375% to .50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of June 29, 2002 and September 29, 2001, $46,000 was outstanding under the acquisition facility of the Revolving Credit Agreement and there were no borrowings under the working capital facility. The Revolving Credit Agreement matures on May 31, 2003 and, as such, the $46,000 outstanding balance has been classified as a current liability at June 29, 2002. The Partnership has begun initial discussions and negotiations to extend, or otherwise restructure, the Revolving Credit Agreement on a long-term basis which is currently expected to be completed by the third quarter of fiscal 2003.

The 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement contain various restrictive and affirmative covenants applicable to the Operating Partnership, including (a) maintenance of certain financial tests, (b) restrictions on the incurrence of additional indebtedness, and (c) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.

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

8.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

The Partnership is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At June 29, 2002 and September 29, 2001, the Partnership had accrued insurance liabilities of $25,628 and $25,741, respectively, representing the total estimated losses under these self-insurance programs. These liabilities represent the gross estimated losses as no claims or lawsuits, individually or in the aggregate, were estimated to exceed the Partnership's deductibles on its insurance policies.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and nine months ended June 29, 2002. The discussion should be read in conjunction with the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the most recent fiscal year ended September 29, 2001.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------

     THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, RELATING TO THE PARTNERSHIP'S FUTURE BUSINESS EXPECTATIONS AND PREDICTIONS AND FINANCIAL CONDITION AND RESULTS OF OPERATIONS. SOME OF THESE STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "PROSPECTS," "OUTLOOK," "BELIEVES," "ESTIMATES," "INTENDS," "MAY," "WILL,"
"SHOULD," "ANTICIPATES," "EXPECTS," OR "PLANS," OR THE NEGATIVE OR OTHER VARIATION OF THESE OR SIMILAR WORDS, OR BY DISCUSSION OF TRENDS AND CONDITIONS, STRATEGY OR RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS ("CAUTIONARY STATEMENTS"). THE RISKS AND UNCERTAINTIES AND THEIR IMPACT ON THE PARTNERSHIP'S OPERATIONS INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING RISKS:

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

ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE PARTNERSHIP OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH CAUTIONARY STATEMENTS. SOME OF THESE CAUTIONARY STATEMENTS ARE DISCUSSED IN MORE DETAIL IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN THIS QUARTERLY REPORT. READERS ARE
CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING OR CAUTIONARY STATEMENTS, WHICH REFLECT MANAGEMENT'S OPINIONS ONLY AS OF THE DATE HEREOF. THE PARTNERSHIP UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING OR CAUTIONARY STATEMENT. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE PARTNERSHIP OR PERSONS ACTING ON BEHALF OF THE PARTNERSHIP ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS IN THIS QUARTERLY REPORT. READERS ARE ADVISED TO CONSULT ANY FURTHER DISCLOSURE THE COMPANY MAY MAKE ON RELATED SUBJECTS IN SUBSEQUENT 10-Q, 8-K AND 10-K REPORTS TO THE SECURITIES AND EXCHANGE COMMISSION.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 29, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001
-----------------------------------------------------------------------------

     REVENUES. Revenues decreased 5.2%, or $7.5 million, to $137.6 million for the three months ended June 29, 2002 compared to $145.1 million for the three months ended June 30, 2001. This decrease is principally due to a decrease in average selling prices, coupled with a decrease in retail gallons sold. Average selling prices declined as a result of a significant decline in the commodity price of propane in fiscal 2002 compared to the prior year quarter. Average propane selling prices were approximately 13.1% lower during the three months ended June 29, 2002 as compared to the prior year quarter. The decrease in volume was primarily attributable to the residual effect of record warm weather experienced throughout the peak heating months of October through March, as well as, to a lesser extent, the impact of the prolonged economic recession on customer buying habits.

     Retail gallons sold decreased 3.8%, or 3.4 million gallons, to 86.7 million gallons, compared to 90.1 million gallons in the prior year quarter. The majority of the shortfall in retail gallons compared to the prior year quarter was experienced in April 2002, the first month of our fiscal third quarter, as a result of the continued unseasonably warm weather in the early spring months. Temperatures nationwide, as reported by the National Oceanic and Atmospheric Administration ("NOAA"), were 11% warmer than normal during the month of April 2002 and 2% warmer than the month of April 2001.

     Revenue from other sources; including sales of appliances, related parts and services, of $22.1 million for the three months ended June 29, 2002 increased $1.4 million, or 6.8%, compared to other revenue in the prior year quarter of $20.7 million.

     OPERATING EXPENSES. Operating expenses decreased 7.1%, or $4.6 million, to $60.6 million for the three months ended June 29, 2002 compared to $65.2 million for the three months ended June 30, 2001. Operating expenses in the third quarter of fiscal 2002 include a $1.0 million unrealized loss representing the net change in fair values of derivative instruments during the quarter, compared to a $5.1 million unrealized loss in the prior year quarter (see Item 3 Quantitative and Qualitative Disclosures About Market Risk for information on our policies regarding the accounting for derivative instruments). Excluding the impact of changes in the fair value of derivative instruments on both the current and prior year quarter, operating expenses decreased $0.5 million primarily resulting from lower compensation costs and reduced levels of bad debt. The lower compensation costs were slightly offset by an increase in medical costs compared to the prior year quarter.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $8.1 million for the three months ended June 29, 2002 were $3.0 million, or 58.8%, higher than the prior year quarter of $5.1 million. The increase was primarily attributable to gains realized in the prior year quarter in connection with the sale of certain non-strategic assets, as well as the impact of slightly higher benefit related costs in the current year quarter.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased 22.1%, or $2.1 million, to $7.4 million compared to $9.5 million in the prior year quarter as a result of our decision to early adopt Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") effective September 30, 2001 (the beginning of fiscal
2002), which eliminates the requirement to amortize goodwill and certain intangible assets. If SFAS 142 had been in effect last year, fiscal 2001 third quarter net (loss) would have improved by $1.9 million. Refer to "Adoption of New Accounting Standard" below for further information on the adoption of SFAS 142.

     (LOSS) BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA. (Loss) before interest expense and income taxes improved $2.7 million to $(2.8) million in the three months ended June 29, 2002 compared to $(5.5) million in the prior year quarter. Earnings before interest, taxes, depreciation and amortization ("EBITDA") amounted to $4.5 million in the three months ended June 29, 2002, compared to $3.9 million for the prior year quarter, an increase of $0.6 million, or 15.4%. The improvement in (loss) before interest expense and income taxes and in EBITDA over the prior year quarter includes the impact of lower unrealized losses on derivative instruments and lower operating expenses described above; offset by the 3.8% lower retail volumes sold and the impact on prior year earnings of gains realized on the sale of non-strategic assets.

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

     INTEREST EXPENSE. Net interest expense decreased $0.9 million, or 10.1%, to $8.0 million for the three months ended June 29, 2002 compared to $8.9 million in the prior year quarter. This decrease is primarily attributable to lower average interest rates on outstanding borrowings under our Revolving Credit Agreement.

NINE MONTHS ENDED JUNE 29, 2002 COMPARED TO NINE MONTHS ENDED JUNE 30, 2001
---------------------------------------------------------------------------

     REVENUES. Revenues for the nine months ended June 29, 2002 of $555.4 million decreased $240.5 million compared to $795.9 million for the nine months ended June 30, 2001. This decrease is principally due to a decrease in retail volumes sold as compared to the same period in the prior fiscal year, as well as a decrease in average selling prices. The decrease in volumes is primarily attributable to the significantly warmer weather conditions through the first six months of fiscal 2002 compared to the comparable period in the prior year which carried over into the early part of the third quarter of fiscal 2002. Propane selling prices averaged 20.1% lower during the nine months ended June 29, 2002 compared to the prior year period, as a result of lower costs of propane supply.

     Retail gallons sold decreased 59.8 million, or 13.6%, to 379.3 million gallons for the nine months ended June 29, 2002, compared to 439.1 million gallons in the prior year period. Temperatures nationwide were 12% warmer than normal during the nine month period as compared to 2% colder than normal in the comparable period in the prior year, or 14% warmer conditions year-over-year, as reported by the NOAA. The wide swing in temperatures was particularly felt during the peak heating months of November 2001 through February 2002 and the residual impact of prolonged warm temperatures was experienced into the early months of spring.

     Revenue from other sources; including sales of appliances, related parts and services, of $73.2 million for the nine months ended June 29, 2002 increased $2.9 million, or 4.1%, compared to other revenue in the prior year quarter of $70.3 million.

     OPERATING EXPENSES. Operating expenses decreased 10.2%, or $20.3 million, to $178.0 million for the nine months ended June 29, 2002 compared to $198.3 million for the nine months ended June 30, 2001. Operating expenses in the first nine months of fiscal 2002 include a $5.1 million unrealized gain attributable to the mark-to-market adjustment on derivative instruments, compared to a $3.4 million unrealized loss in the prior year period (see Item 3 Quantitative and Qualitative Disclosures About Market Risk for information on our policies regarding the accounting for derivative instruments). Excluding the impact of the mark-to-market adjustments, the decrease in operating expenses is principally attributable to our ability to reduce costs amidst declining volumes resulting from management's ongoing initiatives to shift costs from fixed to variable, primarily in the areas of employee compensation and benefits. In addition, we experienced lower bad debt expense during fiscal 2002 compared to the prior year period, as well as lower fuel costs for operating our fleet attributable to lower natural gas prices in fiscal 2002.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 3.5%, or $0.8 million, to $23.4 million for the nine months ended June 29, 2002 compared to $22.6 million for the nine months ended June 30, 2001. The increase is primarily attributable to the impact of lower payroll and benefit costs, lower incentive compensation and lower professional services, offset by the impact of higher gains realized on the sale of non-strategic assets in the prior year compared to the current fiscal year-to-date period.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased 23.0%, or $6.7 million, to $22.4 million for the nine months ended June 29, 2002 compared to $29.1 million in the prior year period primarily resulting from our decision in fiscal 2002 to early adopt SFAS 142. If SFAS 142 had been in effect last year, net income for the nine months ended June 30, 2001 would have increased by $5.6 million. Refer to "Adoption of New Accounting Standard" below for further information on the adoption of SFAS 142.

     GAIN ON SALE OF STORAGE FACILITY. On January 31, 2002, we sold our 170 million gallon propane storage facility in Hattiesburg, Mississippi, which was considered a non-strategic asset, for net cash proceeds of $8.0 million, resulting in a gain on sale of approximately $6.8 million.

     INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA. Income before interest expense and income taxes decreased $7.4 million to $97.4 million in the nine months ended June 29, 2002 compared to $104.8 million for the prior year period. EBITDA decreased $14.1 million, or 10.5%, to $119.8 million compared to $133.9 million in the prior year period. The declines in income before interest expense and income taxes and in EBITDA are primarily attributable to lower retail volumes sold, partially offset by the impact of lower operating and general and administrative expenses described above, the gain on the sale of our Hattiesburg, Mississippi storage facility and the impact of the mark-to-market adjustment on derivative instruments.

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

     INTEREST EXPENSE. Net interest expense decreased $3.8 million, or 13.0%, to $25.4 million for the nine months ended June 29, 2002 compared to $29.2 million in the prior year period. This decrease is primarily attributable to reductions in average amounts outstanding under our Revolving Credit Agreement, as well as lower average interest rates. There were no outstanding borrowings under the working capital facility of the Revolving Credit Agreement during the first six months of fiscal 2002 compared to $26.0 million at the end of the first quarter of fiscal 2001 and $7.3 million at the end of the second quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Due to the seasonal nature of the propane business, cash flows from operating activities are greater during the winter and spring seasons as customers pay for propane purchased during the heating season. For the nine months ended June 29, 2002, net cash provided by operating activities was $66.0 million compared to cash provided by operating activities of $84.0 million for the nine months ended June 30, 2001. The decrease of $18.0 million was primarily due to $14.2 million lower net income, after adjusting for non-cash items in both periods (depreciation, amortization and gains on disposal of assets), as well as the impact of unfavorable changes in working capital in comparison to the prior year period, primarily resulting from payments on employee benefits.

     Net cash used in investing activities during the nine months ended June 29, 2002 consists of net proceeds from the sale of property, plant and equipment of $10.0 million (including net cash proceeds of $8.0 million resulting from the sale of our propane storage facility in Hattiesburg, Mississippi), offset by capital expenditures of $13.2 million (including $9.8 million for maintenance expenditures and $3.4 million to support the growth of operations). Net cash used in investing activities was $12.1 million during the nine months ended June 30, 2001 consisting of capital expenditures of $16.1 million (including $4.5 million for maintenance expenditures and $11.6 million to support the growth of operations), offset by net proceeds from the sale of property, plant and equipment of $4.0 million.

     Net cash used in financing activities for the nine months ended June 29, 2002 was $42.5 million, reflecting payment of our quarterly distributions of $.5625 per Common Unit during each of the first three quarters of fiscal 2002. Net cash used in financing activities for the nine months ended June 30, 2001 was $45.2 million, reflecting $40.7 million in quarterly distributions and $50.9 million of net repayments of amounts outstanding under the Revolving Credit Agreement, partially offset by $47.1 million in net proceeds received from the public offering of 2.4 million Common Units which was completed in November 2000.

     On March 5, 1996, pursuant to a Senior Note Agreement, we issued $425.0 million of Senior Notes with an annual interest rate of 7.54% (the "1996 Senior Note Agreement"). Our obligations under the 1996 Senior Note Agreement are unsecured and rank on an equal and ratable basis with our obligations under the Revolving Credit Agreement. The Senior Notes will mature June 30, 2011, and require semiannual interest payments which commenced June 30, 1996. Under the terms of the 1996 Senior Note Agreement, we are obligated to pay the principal on the Senior Notes in equal annual payments of $42.5 million starting July 1, 2002. Pursuant to our intention to refinance the first annual principal payment of $42.5 million, we executed on April 19, 2002 a Note Purchase Agreement for the private placement of 10-year 7.37% Senior Notes due June, 2012 (the "2002 Senior Note Agreement"). On July 1, 2002, we received $42.5 million from the issuance of the Senior Notes under the 2002 Senior Note Agreement and used the funds to pay the first annual principal payment of $42.5 million due under the 1996 Senior Note Agreement. Our obligations under the 2002 Senior Note Agreement are unsecured and rank on an equal and ratable basis with our obligations under the 1996 Senior Note Agreement and the Revolving Credit Agreement.

     Our Revolving Credit Agreement, as amended on January 29, 2001, provides a $75.0 million working capital facility and a $50.0 million acquisition facility. Borrowings under the Revolving Credit Agreement bear interest at a rate based upon either LIBOR plus a margin, Wachovia National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .375% to .50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of June 29, 2002 and September 29, 2001, $46.0 million was outstanding under the acquisition facility of the Revolving Credit Agreement and there were no borrowings under the working capital facility. The Revolving Credit Agreement matures on May 31, 2003 and, as such, the $46.0 million outstanding balance has been classified as a current liability at June 29, 2002. We have begun initial discussions and negotiations to extend, or otherwise restructure, the Revolving Credit Agreement on a long-term basis which is currently expected to be completed by the third quarter of fiscal 2003.

     The 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement contain various restrictive and affirmative covenants applicable to the Operating Partnership, including (a) maintenance of certain financial tests, (b) restrictions on the incurrence of additional indebtedness, and (c) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.

     We will make distributions in an amount equal to all of our Available Cash, as defined in the Second Amended and Restated Partnership Agreement, approximately 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. The Board of Supervisors reviews the level of Available Cash on a quarterly basis based upon information provided by management. During each of the first three quarters of fiscal 2002, we made distributions to our Common Unitholders of $.5625 per Common Unit. These quarterly distributions include Incentive Distribution Rights ("IDRs") payable to the General Partner to the extent the quarterly distribution exceeds $.55 per Common Unit. The IDRs represent an incentive for the General Partner (which is owned by the management of the Partnership) to increase the distributions to Common Unitholders in excess of the $.55 per Common Unit. With regard to the first $.55 of the Common Unit distribution paid in each of the first three quarters, 98.11% of the Available Cash was distributed to the Common Unitholders and 1.89% was distributed to the General Partner. With regard to the balance of $.0125 of the Common Unit distribution paid, 85% of the Available Cash was distributed to the Common Unitholders and 15% was distributed to the General Partner.

     On May 8, 2002, we declared a $.05 annualized increase in our quarterly distribution from $.5625 per Common Unit to $.575 per Common Unit, or $2.30 on an annualized basis, for the third quarter of fiscal 2002 payable on August 13, 2002 to holders of record on August 6, 2002.

     As discussed above, the results of operations for the first nine months of fiscal 2002 were adversely impacted by unseasonably warm weather nationwide throughout the peak heating season, as weather was 12% warmer than normal and 14% warmer than the prior year period. However, our ability to manage our cost structure, coupled with our success in monetizing the Hattiesburg, Mississippi storage facility during the second quarter of fiscal 2002, which was considered a non-strategic asset, helped mitigate some of the negative impact that warmer weather conditions may have had on our results of operations and cash flow. Even with near record warm temperatures nationwide during the first six months of fiscal 2002 and into the early months of spring, we effectively managed our cash flow during the peak heating season without the need to utilize our working capital facility under the Revolving Credit Agreement. While the remainder of our fiscal year is typically less dependent on weather patterns, the seasonal nature of the propane business is such that lower revenues and lower net income is expected during the period from April through September of each year. Based on our current estimate of our cash position, availability under the Revolving Credit Agreement (unused borrowing capacity under the working capital facility of $75.0 million at June 29, 2002) and expected cash from operating activities, we expect to have sufficient funds to meet our current and future obligations.

LONG-TERM DEBT OBLIGATIONS AND OTHER COMMITMENTS

     Long-term debt obligations and future minimum rental commitments under noncancelable operating lease agreements as of June 29, 2002 are due as follows (amounts in thousands):



                                      REMAINDER                                          FISCAL
                                      OF FISCAL     FISCAL      FISCAL       FISCAL     2006 AND
                                         2002        2003        2004         2005     THEREAFTER    TOTAL
                                      ----------  ----------  -----------  ----------  ----------  ----------

Long-term debt .....................   $      4    $ 88,941     $ 42,911    $ 42,939    $297,975    $472,770
Operating leases ...................      5,798      20,497       16,272      12,187      21,580      76,334
                                      ----------  ----------  -----------  ----------  ----------  ----------
    Total long-term debt obligations
      and lease commitments ........   $  5,802    $109,438     $ 59,183    $ 55,126    $319,555    $549,104
                                      ==========  ==========  ===========  ==========  ==========  ==========


     Additionally, we have standby letters of credit in the aggregate amount of $29.8 million, in support of our casualty insurance coverage and certain lease obligations, which expire on March 1, 2003.

RELATED PARTY TRANSACTION

     The Partnership's general partner, Suburban Energy Services Group LLC (the "General Partner"), acquired the general partner interests from a predecessor general partner on May 26, 1999 for $6.0 million (the "GP Loan") which was borrowed under a private placement with Mellon Bank N.A. ("Mellon"). As of June 29, 2002, the balance outstanding under the GP Loan was $0.1 million.

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

     If the Partnership elects or is required to purchase the GP Note from Mellon, the Partnership has the right, exercisable in its sole discretion pursuant to the Compensation Deferral Plan established for the members of the Successor General Partner, to cause up to all of the Common Units deposited in a rabbi trust (amounting to $11.6 million as of June 29, 2002 and September 29, 2001) related to the Compensation Deferral Plan to be forfeited and cancelled (and to cause all of the related distributions to be forfeited), regardless of the amount paid by the Partnership to purchase the GP Note.

ADOPTION OF NEW ACCOUNTING STANDARD

     Effective September 30, 2001, the beginning of our 2002 fiscal year, we elected to early adopt the provisions of SFAS 142. SFAS 142 modifies the financial accounting and reporting for goodwill and other intangible assets, including the requirement that goodwill and certain intangible assets no longer be amortized. This new standard also requires a transitional impairment review for goodwill, as well as an annual impairment review, to be performed on a reporting unit basis. As a result of the adoption of SFAS 142, amortization expense for the three and nine months ended June 29, 2002 decreased by $1.9 million and $5.6 million, respectively, compared to the three and nine months ended June 30, 2001, respectively, as a result of the lack of amortization expense related to goodwill. Aside from this change in accounting for goodwill, no other change in accounting for intangible assets was required as a result of the adoption of SFAS 142 based on the nature of our intangible assets. In accordance with SFAS 142, we completed a transitional impairment review and, as the fair values of identified reporting units exceed the respective carrying values, goodwill is not considered impaired as of the date of adoption of SFAS 142.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

     As of June 29, 2002, the Partnership was party to propane forward and option contracts with various third parties and futures traded on the New York Mercantile Exchange (the "NYMEX"). Futures and forward contracts require that the Partnership sell or acquire propane at a fixed price at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane at a specified price during a specified time period; the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of propane to the respective party or are settled by the payment of a net amount equal to the difference between the then current price of propane and the fixed contract price. The contracts are entered into in anticipation of market movements and to manage and hedge exposure to fluctuating propane prices as well as to help ensure the availability of propane during periods of high demand.

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

SENSITIVITY ANALYSIS

     In an effort to estimate the exposure of unfavorable market price movements, a sensitivity analysis of open positions as of June 29, 2002 was performed. Based on this analysis, a hypothetical 10% adverse change in market prices for each of the future months for which an option, futures and/or forward contract exists indicates a potential loss in future earnings of $1.5 million and $0.8 million as of June 29, 2002 and June 30, 2001, respectively. See also
Item 7A of the Partnership's Annual Report on Form 10-K for the fiscal year ended September 29, 2001.

     The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio at any given point in time.

DERIVATIVE INSTRUMENTS

     The Partnership accounts for its derivative instruments in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 137 and SFAS No. 138. All derivative instruments are reported on the balance sheet, within other current assets or other current liabilities, at their fair values. On the date that futures, forward and option contracts are entered into, we make a determination as to whether the derivative instrument qualifies for designation as a hedge. Prior to March 31, 2002, the beginning of our third fiscal quarter, we determined that our derivative instruments did not qualify as hedges and, as such, the changes in fair values were recorded in income. Beginning with contracts entered into subsequent to March 31, 2002, a portion of the derivative instruments entered into have been designated and qualify as cash flow hedges. For derivative instruments designated as hedges, we formally assess, both at the hedge contract's inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income (loss) ("OCI") to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of products sold immediately. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings. Fair values for forward and futures contracts are derived from quoted market prices for similar instruments traded on the NYMEX.

     At June 29, 2002, the fair value of derivative instruments described above resulted in derivative assets of $0.8 million and derivative liabilities of $0.1 million. For the three months ended June 29, 2002 and June 30, 2001, operating expenses include unrealized losses in the amount of $1.0 million and $5.1 million, respectively, attributable to the change in fair value of derivative instruments not designated as hedges. Operating expenses for the nine months ended June 29, 2002 include unrealized gains of $5.1 million attributable to the mark-to-market adjustment on derivative instruments not designated as hedges, compared to unrealized losses of $3.4 million for the nine months ended June 30, 2001. At June 29, 2002, unrealized losses on derivative instruments designated as cash flow hedges in the amount of $0.1 million were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities market, the corresponding value in OCI is subject to change prior to its impact on earnings.

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          10(e) Note Purchase Agreement dated April 19, 2002 for the 7.37% Senior Notes due June 30, 2012.


          10(f) Subsidiary Guaranty Agreement dated July 1, 2002 provided by certain subsidiaries of Suburban Propane, L.P.


          10(g) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



     (b) Reports on Form 8-K

          The Partnership furnished a Form 8-K to the Securities and Exchange Commission on July 11, 2002 incorporating a press release announcing the Partnership's Quarterly Earnings Conference Call.

Other items under Part II are not applicable.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Suburban Propane Partners, L.P.


AUGUST 13, 2002                       /S/ ROBERT M. PLANTE
---------------                       --------------------
Date                                  Robert M. Plante
                                      Vice President - Finance and Treasurer
                                      (Principal Financial Officer)


AUGUST 13, 2002                       /S/ MICHAEL A. STIVALA
---------------                       ----------------------
Date                                  Michael A. Stivala
                                      Controller
                                      (Principal Accounting Officer)