Form 10-K
period 2002-09-28
SUBURBAN PROPANE PARTNERS LP
filed 2002-12-20
CIK 1005210

================================================================================

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended September 28, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

The aggregate market value as of December 13, 2002 of the registrant's Common Units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($27.92/unit), was approximately $687,705,533. As of December 13, 2002 there were 24,631,287 Common Units outstanding.

Documents Incorporated by Reference:  None

================================================================================

================================================================================

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                     PART I                                PAGE
                                                                           ----

ITEM     1.  BUSINESS....................................................    1
ITEM     2.  PROPERTIES..................................................    6
ITEM     3.  LEGAL PROCEEDINGS...........................................    7
ITEM     4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    7

                                     PART II

ITEM     5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED
             UNITHOLDER MATTERS..........................................    8
ITEM     6.  SELECTED FINANCIAL DATA.....................................    9
ITEM     7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............    11
ITEM     7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK.................................................    22
ITEM     8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    25
ITEM     9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.........................    26

                                    PART III

ITEM     10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    27
ITEM     11. EXECUTIVE COMPENSATION......................................    30
ITEM     12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT..............................................    34
ITEM     13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    36
ITEM     14. CONTROLS AND PROCEDURES.....................................    36

                                     PART IV

ITEM     15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
             REPORTS ON FORM 8-K.........................................    37

Signatures...............................................................    38
CERTIFICATIONS...........................................................    39


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------


This Annual Report on Form 10-K contains forward-looking statements ("Forward-Looking Statements") as defined in the Private Securities Litigation Reform Act of 1995 relating to the Partnership's future business expectations and predictions and financial condition and results of operations. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans" or the negative or other variation of these or similar words, or by discussion or trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements ("Cautionary Statements"). The risks and uncertainties and their impact on the Partnership's operations include, but are not limited to, the following risks:


o    The impact of weather  conditions on the demand for propane;
o    Fluctuations in the unit cost of propane;
o The ability of the Partnership to compete with other suppliers of propane and other energy sources;
o The impact on propane prices and supply of the political and economic instability of the oil producing nations and other general economic conditions;
o    The ability of the Partnership to retain customers;
o The impact of energy efficiency and technology advances on the demand for propane;
o    The ability of management to continue to control expenses;
o    The impact of regulatory developments on the Partnership's business;
o    The impact of legal proceedings on the Partnership's business;
o The Partnership's ability to implement its expansion strategy into new business lines and sectors;
o    The Partnership's ability to integrate acquired businesses successfully.

Some of these Forward-Looking Statements are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report. On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings that the Partnership makes with the Securities and Exchange Commission, in press releases or in oral statements made by or with the approval of one of its authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking or Cautionary Statements, which reflect management's opinions only as of the date hereof. The Partnership undertakes no obligation to update any Forward-Looking or Cautionary Statement. All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Annual Report and in future SEC reports.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Suburban Propane Partners, L.P. (the "Partnership"), a publicly traded Delaware limited partnership is principally engaged, through its operating partnership and subsidiaries, in the retail and wholesale marketing of propane and related appliances and services. Based upon propane industry statistics, the Partnership is the third largest retail marketer of propane in the United States, serving approximately 750,000 active residential, commercial, industrial and agricultural customers from approximately 330 customer service centers in over 40 states as of September 28, 2002. The Partnership's operations are concentrated in the east and west coast regions of the United States. The retail propane sales volume of the Partnership was approximately 456.0 million gallons during the year ended September 28, 2002. In addition, the Partnership sold approximately 95.3 million gallons of propane at wholesale to large industrial end users and other propane distributors during the fiscal year. Based on industry statistics, the Partnership believes that its retail propane sales volume constitutes approximately 4.4% of the domestic retail market for propane.

     The Partnership conducts its business principally through Suburban Propane, L.P., a Delaware limited partnership (the "Operating Partnership"). The Partnership's general partner is Suburban Energy Services Group LLC (the
"General Partner"), a Delaware limited liability company owned by the Partnership's senior management. The General Partner owns a combined 1.89% general partner interest in the Partnership and the Operating Partnership and the Partnership owns all of the limited partnership interests in the Operating Partnership. The Partnership and the Operating Partnership commenced operations on March 5, 1996 upon consummation of an initial public offering of common units representing limited partner interests in the Partnership ("Common Units") and the private placement of $425 million aggregate principal amount of Senior Notes. Suburban Sales and Service, Inc. (the "Service Company"), a subsidiary of the Operating Partnership, was formed at that time to operate the service work and appliance and propane equipment parts businesses of the Partnership.

     Other subsidiaries of the Operating Partnership include Gas Connection, Inc. (doing business as HomeTown Hearth & Grill), Suburban @ Home, Inc., and Suburban Franchising, Inc. HomeTown Hearth & Grill sells and installs natural gas and propane gas grills, fireplaces and related accessories and supplies; Suburban @ Home, Inc. sells, installs, services and repairs a full range of heating and air conditioning products; and Suburban Franchising, Inc. creates and develops propane related franchising business opportunities.


     We currently file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N. W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Any information filed by us is also available on the SEC's EDGAR database at WWW.SEC.GOV.

     Upon written request or through a link from our website at WWW.SUBURBANPROPANE.COM, we will provide, without charge, copies of our Annual Report on Form 10-K for the fiscal year ended September 28, 2002, each of the Quarterly Reports on Form 10-Q, current reports filed or furnished on Form 8-K and all amendments to such reports as soon as is reasonably practicable after such reports are electronically filed with or furnished to the SEC. Requests should be directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.

BUSINESS STRATEGY

     Our business strategy is to deliver increasing value to our unitholders through initiatives, both internal and external, geared toward achieving sustainable profitable growth and increased quarterly distributions. We pursue this business strategy through a combination of (i) an internal focus on enhancing customer service, growing our customer base and improving the efficiency of operations and, (ii) acquisitions of businesses to complement or supplement our core propane operations.

     We plan to continue to pursue internal growth of our existing propane operations and to foster the growth of related retail and service operations that can benefit from our infrastructure and national presence. We continue to analyze our cost structure, develop programs to increase our customer base and implement more efficient operating standards. We provide incentives to our customer service centers across the United States to operate in a safe and efficient manner, as well as based on customer satisfaction ratings measured through a comprehensive customer satisfaction and retention program. We also believe that we can continue to achieve internal growth through increased reliance on information technology at our customer service centers. Additionally, we continuously evaluate our existing facilities to identify opportunities to optimize our return on assets by selectively divesting operations in slower growing markets.

     Because of the seasonal nature of the propane business and the impact on earnings and cash flow, we also seek to acquire and develop related retail and service business lines to complement the core propane operations. HomeTown Hearth & Grill, acquired by the Partnership in 1999, sells and installs natural gas and propane gas grills, fireplaces and related accessories and supplies through ten retail stores in the northeast and northwest regions as of September 28, 2002. We continue to modify the HomeTown Hearth & Grill business model and to evaluate areas to leverage our existing infrastructure for new retail locations.

     Suburban @ Home, Inc., which opened its first service center in September 2000, is an internally developed heating, ventilation and air conditioning business offering a full range of products and services for "total indoor comfort." We continue to invest in the growth of this business by the opening of two additional retail locations during fiscal 2002 for a total of three retail locations as of September 28, 2002. One element of our growth strategy is to use HomeTown Hearth & Grill, Suburban @ Home, Inc. and other business ventures as a platform on which to build a retail and service network that will complement our core propane operations.

     We have focused internally over the past three fiscal years, managing our cost structure, strengthening our balance sheet and distribution coverage and posturing our management team for growth and diversification. We also continue to evaluate acquisition opportunities that will either extend our presence in strategically attractive propane markets or diversify our operations in non-propane businesses that can immediately contribute to our overall growth strategy. We investigate and focus on businesses with long life assets and relatively steady cash flow. Although we did not acquire any businesses in fiscal 2002 or 2001, we believe there are numerous retail propane distribution companies and other energy assets that are potential candidates for acquisition. However, the competition for acquisitions of propane companies or other energy assets is intense, and there can be no assurance that we will be able to acquire such candidates on economically acceptable terms.

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

     Based upon information provided by the National Propane Gas Association and the Energy Information Administration, propane accounts for approximately 4% of household energy consumption in the United States. This level has not changed materially over the previous two decades. Propane competes primarily with electricity, natural gas and fuel oil as an energy source, principally on the basis of price, availability and portability.

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

     In addition to competing with alternative energy sources, the Partnership competes with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry publications, the Partnership believes that the 10 largest retailers, including the Partnership, account for approximately 31% of the total retail sales of propane in the United States and no single marketer has more than a 10% share of the total retail market in the United States. Based on industry statistics, the Partnership believes that its retail sales volume constitutes approximately 4.4% of the domestic retail market for propane. Most of the Partnership's retail distribution branches compete with five or more marketers or distributors. Each retail distribution outlet operates in its own competitive environment because retail marketers tend to locate in close proximity to customers in order to lower the cost of providing service. The typical retail distribution outlet generally has an effective marketing radius of approximately 50 miles although in certain rural areas a satellite office may extend the marketing radius.

PRODUCTS, SERVICES AND MARKETING

     We distribute propane through a nationwide retail distribution network consisting of approximately 330 customer service centers in over 40 states as of September 28, 2002. Our operations are concentrated in the east and west coast regions of the United States. In fiscal 2002, we served approximately 750,000 active customers. Approximately two-thirds of our retail propane volume has historically been sold during the six month peak heating season from October through March, as many customers use propane for heating purposes. Typically, customer service centers are found in suburban and rural areas where natural gas is not readily available. Generally, such locations consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. Most of our residential customers receive their propane supply pursuant to an automatic delivery system that eliminates the customer's need to make an affirmative purchase decision. From our customer service centers, we also sell, install and service equipment related to our propane distribution business, including heating and cooking appliances, hearth products and supplies and, at some locations, propane fuel systems for motor vehicles.

     We sell propane primarily to six customer markets: residential, commercial, industrial (including engine fuel), agricultural, other retail users and wholesale. Approximately 83% of the gallons sold by the Partnership in fiscal 2002 were to retail customers: 39% to residential customers, 30% to commercial customers, 11% to industrial customers, 5% to agricultural customers and 15% to other retail users. The balance of approximately 17% of the gallons sold by the Partnership in fiscal 2002 was for risk management activities and wholesale
customers.   Sales  to  residential  customers  in  fiscal  2002  accounted  for approximately 50% of our gross profit on propane sales, reflecting the higher-margin nature of the residential market. No single customer accounted for 10% or more of our revenues during fiscal 2002.

     Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, with capacities ranging from 2,125 gallons to 2,975 gallons of propane, into a stationary storage tank on the customer's premises. The capacity of these storage tanks ranges from approximately 100 gallons to approximately 1,200 gallons, with a typical tank having a capacity of 300 to 400 gallons. We also deliver propane to retail customers in portable cylinders, which typically have a capacity of 5 to 35 gallons. When these cylinders are delivered to customers, empty cylinders are refilled in place or transported for replenishment at our distribution locations. We also deliver propane to certain other bulk end users of propane in larger trucks known as transports (which have an average capacity of approximately 9,000 gallons). End-users receiving transport deliveries include industrial customers, large-scale heating accounts, such as local gas utilities which use propane as a supplemental fuel to meet peak load deliverability requirements, and large agricultural accounts which use propane for crop drying. Propane is generally transported from refineries, pipeline terminals, storage facilities (including our storage facilities in Elk Grove, California and Tirzah, South Carolina), and coastal terminals to our customer service centers by a combination of common carriers, owner-operators and railroad tank cars. See additional discussion in Item 2 of this Annual Report.

     In our wholesale operations, we principally sell propane to large industrial end-users and other propane distributors. The wholesale market includes customers who use propane to fire furnaces, as a cutting gas and in other process applications. Due to the low margin nature of the wholesale market as compared to the retail market, we have selectively reduced our emphasis on wholesale marketing over the last few years. Accordingly, sales of wholesale gallons during fiscal 2002 decreased in comparison to fiscal 2001, which in turn decreased from fiscal 2000.

PROPANE SUPPLY

     Our propane supply is purchased from nearly 70 oil companies and natural gas processors at more than 150 supply points located in the United States and Canada. We also make purchases on the spot market. We purchased approximately 99% of our propane supplies from domestic suppliers during fiscal 2002. Most of the propane purchased by us in fiscal 2002 was purchased pursuant to one year agreements subject to annual renewal, but the percentage of contract purchases may vary from year to year as we determine. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on such market prices. Some of these agreements provide maximum and minimum seasonal purchase guidelines. We use a number of interstate pipelines, as well as railroad tank cars and delivery trucks to transport propane from suppliers to storage and distribution facilities.

     Supplies of propane from our supply sources historically have been readily available. Although we make no assurance regarding the availability of supplies of propane in the future, we currently expect to be able to secure adequate supplies during fiscal 2003. During the year ended September 28, 2002, Dynegy Liquids Marketing and Trade ("Dynegy"), Enterprise Products Operating L.P. ("Enterprise") and Koch Hydrocarbon, LP ("Koch") provided approximately 23%, 15% and 11%, respectively, of our total domestic propane supply. The availability of our propane supply is dependent on several factors, including the severity of winter weather and the price and availability of competing fuels such as natural gas and heating oil. We believe that, if supplies from Dynegy, Enterprise or Koch were interrupted, we would be able to secure adequate propane supplies from other sources without a material disruption of our operations. However, the cost of acquiring such propane might be materially higher and, at least on a short-term basis, margins could be affected. Aside from these three suppliers, no single supplier provided more than 10% of our total domestic propane supply in the year ended September 28, 2002.

     Our product procurement and price risk management group seeks to reduce the effect of price volatility on our product costs and to help ensure the availability of propane during periods of short supply. We are currently a party to propane futures transactions on the New York Mercantile Exchange and to forward and option contracts with various third parties to purchase and sell product at fixed prices in the future. These activities are monitored by management through enforcement of our Commodity Trading Policy. See additional discussion in Item 7A of this Annual Report.

     We operate large storage facilities in California and South Carolina and smaller storage facilities in other locations and have rights to use storage facilities in additional locations. As of September 28, 2002, the majority of the storage capacity in California and South Carolina was leased to third parties. Our storage facilities allow us to buy and store large quantities of propane during periods of low demand, which generally occur during the summer months. We believe our storage facilities help ensure a more secure supply of propane during periods of intense demand or price instability.

TRADEMARKS AND TRADENAMES

     The Partnership and its subsidiaries utilize a variety of trademarks and tradenames that they own, including "Suburban Propane". The Partnership regards its trademarks, tradenames and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products.

GOVERNMENT REGULATION; ENVIRONMENTAL AND SAFETY MATTERS

     We are subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA, also known as the "Superfund" law, imposes joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a "hazardous substance" into the environment. Propane is not a hazardous substance within the meaning of CERCLA. However, we own real property where such hazardous substances may exist as a result of prior activities at such locations.

     National Fire Protection Association Pamphlets No. 54 and No. 58, which establish rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the industry standard in all of the states in which we operate. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. With respect to the transportation of propane by truck, we are subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation. We conduct ongoing training programs to help ensure that our operations are in compliance with applicable safety regulations. We maintain various permits that are necessary to operate some of our facilities, some of which may be material to our operations. We believe that the procedures currently in effect at all of our facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance, in all material respects, with applicable laws and regulations.

     The Department of Transportation has established regulations addressing emergency discharge control issues. The regulations, which became effective as of July 1, 1999, required us to modify the inspection and record keeping procedures for our cargo tank vehicles. A schedule of compliance is set forth within the regulations. We have implemented the required discharge control systems and comply, in all material respects, with current regulatory requirements.

     Future developments, such as stricter environmental, health or safety laws and regulations thereunder, could affect our operations. We anticipate that compliance with or liabilities under environmental, health and safety laws and regulations, including CERCLA, will not have a material adverse effect on the Partnership. To the extent that there are any environmental liabilities unknown to the Partnership or environmental, health or safety laws or regulations are made more stringent, there can be no assurance that the Partnership's results of operations will not be materially and adversely affected.

EMPLOYEES

     As of September 28, 2002, we had 3,181 full time employees, of whom 255 were engaged in general and administrative activities (including fleet maintenance), 27 were engaged in transportation and product supply activities and 2,899 were customer service center employees. As of September 28, 2002, 149 of such employees were represented by 11 different local chapters of labor unions. We believe that our relations with both our union and non-union employees are satisfactory. From time to time, we hire temporary workers to meet peak seasonal demands.


ITEM 2.  PROPERTIES

     As of September 28, 2002, we owned approximately 70% of our customer service center and satellite locations and leased the balance of our retail locations from third parties. In addition, we own and operate a 22 million gallon refrigerated, above-ground storage facility in Elk Grove, California and a 60 million gallon underground storage cavern in Tirzah, South Carolina.

     The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 28, 2002, we had a fleet of 14 transport truck tractors, of which 8 were owned by the Partnership, and 252 railroad tank cars, all of which were leased by the Partnership. In addition, as of September 28, 2002 we utilized 1,200 bobtail and rack trucks, of which 36% were owned by the Partnership, and 1,398 other delivery and service vehicles, of which 36% were owned by the Partnership. Vehicles that are not owned by the Partnership are leased. As of September 28, 2002, we owned 756,291 customer storage tanks with typical capacities of 100 to 500 gallons, 36,734 customer storage tanks with typical capacities of over 500 gallons and 88,548 portable cylinders with typical capacities of 5 to 10 gallons.

ITEM 3.  LEGAL PROCEEDINGS

LITIGATION

     Our operations are subject to all operating hazards and risks normally incidental to handling, storing, and delivering combustible liquids such as propane. As a result, we have been, and will continue to be, a defendant in various legal proceedings and litigation arising in the ordinary course of business. We are self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. We believe that the self-insured retentions and coverage we maintain are reasonable and prudent. Although any litigation is inherently uncertain, based on past experience, the information currently available to us, and the amount of our self-insurance reserves for known and unasserted self-insurance claims (which was approximately $27.0 million at September 28, 2002), we do not believe that these pending or threatened litigation matters, or known claims or known contingent claims, will have a material adverse effect on our results of operations, financial condition or our cash flow.

     On May 23, 2001, Heritage Propane Partners, L.P. ("Heritage") amended a complaint it had filed on November 30, 1999 in the South Carolina Court of Common Pleas, Fifth Judicial Circuit, against SCANA Corporation ("SCANA") and Cornerstone Ventures, L.P. ("Cornerstone") to name the Operating Partnership as a defendant (Heritage v. SCANA et al., Civil Action 01-CP-40-3262). Third party insurance and the self-insurance reserves referenced above do not apply to this action. The amended complaint alleges, among other things, that SCANA breached a contract for the sale of propane assets and asserts claims against the Operating Partnership for wrongful interference with prospective advantage and civil conspiracy for allegedly interfering with Heritage's prospective contract with SCANA. Heritage claims that it is entitled to recover its alleged lost profits in the amount of $125.0 million and that all defendants are jointly and severally liable to it for such amount. The Operating Partnership moved to dismiss the claims asserted against it for failure to state a claim. On October 24, 2001, the court denied the Operating Partnership's motion to dismiss the amended complaint. Currently, discovery is ongoing between all parties to this lawsuit. A trial date has yet to be set. We believe that the claims against us are without merit and are defending the action vigorously.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended September 28, 2002.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS


     The Common Units, representing limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange ("NYSE") under the symbol SPH. As of December 13, 2002, there were 969 Common Unitholders of record. The following table sets forth, for the periods indicated, the high and low sales prices per Common Unit, as reported on the NYSE, and the amount of cash distributions paid per Common Unit.


                          COMMON UNIT PRICE RANGE         CASH DISTRIBUTION PAID
                          -----------------------         ----------------------

                          HIGH                 LOW
                          ----                 ---
FISCAL 2001
-----------
First Quarter         $   22.06           $   19.00            $    0.5375
Second Quarter            24.25               21.75                 0.5500
Third Quarter             27.85               23.40                 0.5500
Fourth Quarter            28.00               21.05                 0.5625


FISCAL 2002
-----------
First Quarter         $   27.99           $   24.50            $    0.5625
Second Quarter            28.40               24.36                 0.5625
Third Quarter             28.25               25.59                 0.5750
Fourth Quarter            28.49               20.00                 0.5750



     The Partnership makes quarterly distributions to its partners in an aggregate amount equal to its Available Cash (as defined in the Second Amended and Restated Partnership Agreement) for such quarter. Available Cash generally means all cash on hand at the end of the fiscal quarter plus all additional cash on hand as a result of borrowings subsequent to the end of such quarter less cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements.

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

                                                                                 YEAR ENDED
                                                         ------------------------------------------------------------
                                                         SEPT 28,     SEPT 29,     SEPT 30,     SEPT 25,     SEPT 26,
                                                           2002         2001       2000 (A)       1999         1998
                                                         --------     --------     --------     --------     --------

STATEMENT OF OPERATIONS DATA
Revenues ............................................   $ 665,105    $ 931,536    $ 841,304    $ 620,207    $ 667,999
Depreciation and amortization (b) ...................      29,693       38,502       38,772       34,906       36,531
Recapitalization costs (c) ..........................        --           --           --         18,903         --
Gain on sale of assets ..............................       6,768         --         10,328         --           --
Income before interest expense and income taxes......      88,214       91,475       79,560       53,272       68,814
Interest expense, net ...............................      33,987       37,590       40,794       30,765       30,614
Provision for income taxes ..........................         703          375          234           68           35
Net income ..........................................      53,524       53,510       38,532       22,439       38,165
Net income per unit - basic (d) .....................        2.12         2.14         1.70         0.83         1.30
Cash distributions declared per unit ................   $    2.28    $    2.20    $    2.11    $    2.03    $    2.00

BALANCE SHEET DATA (END OF PERIOD)
Current assets ......................................   $ 116,789    $ 124,339    $ 122,160    $  78,637    $ 132,781
Total assets ........................................     700,146      723,006      771,116      659,220      729,565
Current liabilities, incl. current portion of LT debt     187,545      162,103      131,461      103,006       91,550
Long-term borrowings ................................     383,830      430,270      517,219      427,634      427,897
Other long-term liabilities .........................     109,485       71,684       60,607       60,194       62,318
Partners' capital - Common Unitholders ..............     103,680      105,549       58,474       66,342      123,312
Partner's capital - General Partner .................   $   1,924    $   1,888    $   1,866    $   2,044    $  24,488

STATEMENT OF CASH FLOWS DATA
Cash provided by/(used in)
   Operating activities .............................   $  68,775    $ 101,838    $  59,467    $  81,758    $  70,073
   Investing activities .............................      (6,851)     (17,907)     (99,067)     (12,241)       2,900
   Financing activities .............................   $ (57,463)   $ (59,082)   $  42,853    $(120,944)   $ (32,490)

OTHER DATA
EBITDA (e) ..........................................   $ 117,907    $ 129,977    $ 118,332    $  88,178    $ 105,345
Capital expenditures (f)
   Maintenance and growth ...........................   $  17,464    $  23,218    $  21,250    $  11,033    $  12,617
   Acquisitions .....................................   $    --      $    --      $  98,012    $   4,768    $   4,041
Retail propane gallons sold .........................     455,988      524,728      523,975      524,276      529,796


(a) Includes the results from the November 1999 acquisition of certain subsidiaries of SCANA Corporation, accounted for under the purchase method, from the date of acquisition.

(b) Depreciation and amortization expense for the year ended September 28, 2002 reflects the early adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") as of

     September 30, 2001 (the beginning of our 2002 fiscal year). SFAS 142 eliminates the requirement to amortize goodwill and certain intangible assets. Amortization expense for the year ended September 28, 2002 reflects approximately $7.4 million lower amortization expense compared to the year ended September 29, 2001 as a result of the elimination of amortization expense associated with goodwill.

(c) We incurred expenses of $18.9 million in connection with the recapitalization transaction described in Note 1 to the consolidated financial statements included in this Annual Report. These expenses included $7.6 million representing cash expenses and $11.3 million representing non-cash charges associated with the accelerated vesting of restricted Common Units.

(d) Net income per limited partner unit is computed by dividing net income, after deducting the General Partner's interest, by the weighted average number of outstanding Common Units.

(e) EBITDA (earnings before interest, taxes, depreciation and amortization) is calculated as income before interest expense and income taxes plus depreciation and amortization. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with or superior to generally accepted accounting principles, but provides additional information for evaluating the Partnership's ability to distribute quarterly distributions or to increase quarterly distributions. Because EBITDA excludes some, but not all, items that affect net income and this measure may vary among companies, the EBITDA data presented above may not be comparable to similarly titled measures of other companies. EBITDA has been calculated using elements derived from captions on the consolidated statement of operations included in this Annual Report as follows:

                                                  FISCAL      FISCAL      FISCAL      FISCAL      FISCAL
                                                   2002        2001        2000        1999        1998
                                                  ------      ------      ------      ------      ------
     Income before interest expense and
         provision for income taxes              $ 88,214    $ 91,475    $ 79,560    $ 53,272    $ 68,814
     Add:  Depreciation and amortization           29,693      38,502      38,772      34,906      36,531
                                                  -------     -------     -------     -------     -------

     EBITDA                                      $117,907    $129,977    $118,332    $ 88,178    $105,345
                                                 ========    ========    ========    ========    ========


(f)  Our  capital  expenditures  fall  generally  into  three  categories:   (i)
     maintenance  expenditures,   which  include  expenditures  for  repair  and
     replacement of property, plant and equipment, (ii) growth capital expenditures which include new propane tanks and other equipment to facilitate expansion of our customer base and operating capacity; and (iii) acquisition capital expenditures, which include expenditures related to the acquisition of propane and other retail operations and a portion of the purchase price allocated to intangibles associated with such acquired businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Partnership, which should be read in conjunction with the historical consolidated financial statements and notes thereto included elsewhere in this Annual Report. Since the Operating Partnership and Service Company account for substantially all of the assets, revenues and earnings of the Partnership, a separate discussion of the Partnership's results of operations from other sources is not presented.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This  Annual  Report  on  Form  10-K  contains  forward-looking  statements
("Forward-Looking Statements") as defined in the Private Securities Litigation Reform Act of 1995 relating to the Partnership's future business expectations and predictions and financial condition and results of operations. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans" or the negative or other variation of these or similar words, or by discussion or trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements ("Cautionary Statements"). The risks and uncertainties and their impact on the Partnership's operations include, but are not limited to, the following risks:

o    The impact of weather conditions on the demand for propane;
o    Fluctuations in the unit cost of propane;
o The ability of the Partnership to compete with other suppliers of propane and other energy sources;
o The impact on propane prices and supply of the political and economic instability of the oil producing nations and other general economic conditions;
o    The ability of the Partnership to retain customers;
o The impact of energy efficiency and technology advances on the demand for propane;
o    The ability of management to continue to control expenses;
o    The impact of regulatory developments on the Partnership's business;
o    The impact of legal proceedings on the Partnership's business;
o The Partnership's ability to implement its expansion strategy into new business lines and sectors;
o    The Partnership's ability to integrate acquired businesses successfully.

     Some of these Forward-Looking Statements are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report. On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings that the Partnership makes with the Securities and Exchange Commission, in press releases or in oral statements made by or with the approval of one of its authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking or Cautionary Statements, which reflect management's opinions only as of the date hereof. The Partnership undertakes no obligation to update any Forward-Looking or Cautionary Statement. All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Annual Report and in future SEC reports.

The following are factors that regularly affect our operating results and financial condition:

PRODUCT COSTS

     The retail propane business is a "margin-based" business where the level of profitability is largely dependent on the difference between retail sales price and product cost. The unit cost of propane is subject to volatile changes as a result of product supply or other market conditions; including, but not limited to, economic and political factors impacting crude oil and natural gas supply or pricing. Propane unit cost changes can occur rapidly over a short period of time and can impact retail margins. There is no assurance that the Partnership will be able to pass on product cost increases fully or immediately, particularly when product costs increase rapidly. The average cost of propane to the Partnership was substantially less throughout the majority of fiscal 2002 compared to both fiscal 2001 and 2000. The average cost of propane for fiscal 2002 was approximately 38% below fiscal 2001 levels, which were approximately 31% above fiscal 2000. Therefore, average retail sales prices can vary significantly from year to year as product costs fluctuate with propane, crude oil and natural gas commodity market conditions.

SEASONALITY

     The retail propane distribution business is seasonal because of propane's primary use for heating in residential and commercial buildings. Historically, approximately two-thirds of the Partnership's retail propane volume is sold during the six-month peak heating season from October through March. Consequently, sales and operating profits are concentrated in the Partnership's first and second fiscal quarters. Cash flows from operations, therefore, are greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season. Lower operating profits and either net losses or lower net income during the period from April through September (the Partnership's third and fourth fiscal quarters) are expected. To the extent necessary, the Partnership will reserve cash from the second and third quarters for distribution to Unitholders in the first and fourth fiscal quarters.

WEATHER

     Weather conditions have a significant impact on the demand for propane for both heating and agricultural purposes. Many customers of the Partnership rely heavily on propane as a heating fuel. Accordingly, the volume of propane sold is directly affected by the severity of the winter weather in the Partnership's service areas, which can vary substantially from year to year. In any given area, sustained warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use.

RISK MANAGEMENT

     Product supply contracts are generally one-year agreements subject to annual renewal and generally permit suppliers to charge posted market prices (plus transportation costs) at the time of delivery or the current prices established at major delivery points. Since rapid increases in the cost of propane may not be immediately passed on to retail customers, such increases could reduce profit margins. The Partnership engages in risk management activities to reduce the effect of price volatility on its product costs and to help ensure the availability of propane during periods of short supply. The Partnership is currently a party to propane futures contracts traded on the New York Mercantile Exchange and enters into forward and option agreements with third parties to purchase and sell propane at fixed prices in the future. Risk management activities are monitored by management through enforcement of the Partnership's Commodity Trading Policy and reported to the Partnership's Audit Committee. Risk management transactions do not always result in increased product margins. See additional discussion in Item 7A of this Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring management to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We are also subject to risks and uncertainties that may cause actual results to differ from estimated results. Estimates are used when accounting for depreciation and amortization of long-lived assets, employee benefits, self-insurance and legal reserves, allowance for doubtful accounts, asset valuation assessment and valuation of derivative instruments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

     Our significant accounting policies are summarized in Note 2 - Summary of Significant Accounting Policies included within the Notes to Consolidated Financial Statements section elsewhere in this Annual Report. We believe that the following are our critical accounting policies:

REVENUE RECOGNITION. We recognize revenue from the sale of propane at the time product is delivered to the customer. Revenue from the sale of appliances and equipment is recognized at the time of sale or when installation is complete, as applicable. Revenue from repair and maintenance activities is recognized upon completion of the service.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of one or more of our customers were to deteriorate resulting in an impairment in their ability to make payments, additional allowances could be required.

PENSION AND OTHER POSTRETIREMENT BENEFITS. We estimate the rate of return on plan assets, the discount rate to estimate the present value of future benefit obligations and the cost of future health care benefits in determining our annual pension and other postretirement benefit costs. In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in market conditions may materially affect our pension and other postretirement obligations and our future expense. For a discussion of the impact of recent conditions in the capital markets on our pension plan assets see "Pension Plan Assets" below.

SELF-INSURANCE RESERVES. Our accrued insurance reserves represent the estimated costs of known and anticipated or unasserted claims under our general and product, workers' compensation and automobile insurance policies. Accrued insurance provisions for unasserted claims arising from unreported incidents are based on an analysis of historical claims data. For each claim, we record a self-insurance provision up to the estimated amount of the probable claim or the amount of the deductible, whichever is lower, utilizing actuarially determined loss development factors applied to actual claims data.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. See Item 7A of this Annual Report for additional information about accounting for derivative instruments and hedging activities.

RESULTS OF OPERATIONS

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001
---------------------------------------------

     REVENUES. Revenues of $665.1 million in fiscal 2002 decreased $266.4 million, or 28.6%, compared to $931.5 million in fiscal 2001. This decrease is principally due to a decrease in average selling prices, coupled with a decrease in retail gallons sold. Average selling prices declined as a result of a significant decline in the commodity price of propane in fiscal 2002 compared to the prior year. The decrease in volume was attributable to record warm weather conditions which were most dramatic during the peak heating months of October through March of fiscal 2002 as well as, to a lesser extent, the impact of the economic recession on commercial and industrial customers' buying habits.

     Retail gallons sold decreased 13.1%, or 68.7 million gallons, to 456.0 million gallons in fiscal 2002 compared to 524.7 million gallons in fiscal 2001. Nationwide temperatures during fiscal 2002 were 13% warmer than normal as compared to temperatures that were 2% colder than normal during fiscal 2001, as reported by the National Oceanic and Atmospheric Administration ("NOAA"). During the peak heating months of October 2001 through March 2002, temperatures nationwide were 13% warmer than normal as compared to 5% colder than normal in the comparable period in fiscal 2001, as reported by NOAA. Volumes from the components of our customer mix that are less weather sensitive declined approximately 12% year-over-year.

     Revenues from wholesale and risk management activities decreased $50.1 million, or 58.1%, to $36.1 million in fiscal 2002 compared to $86.2 million in fiscal 2001. A less volatile commodity price environment for propane during fiscal 2002 compared to fiscal 2001 resulted in reduced risk management activities and lower volumes in the wholesale market.

     Revenue from other sources, including sales of appliances and related parts and services, of $94.8 million in fiscal 2002 increased $2.9 million, or 3.2%, over fiscal 2001 revenues of $91.9 million.

     OPERATING EXPENSES. Operating expenses decreased 9.5%, or $24.6 million, to $234.1 million in fiscal 2002 compared to $258.7 million in fiscal 2001. Operating expenses for the year ended September 28, 2002 include a $5.4 million unrealized gain representing the net change in fair values of derivative instruments not designated as hedges, compared to a $3.1 million unrealized loss in fiscal 2001 (see Item 7A of this Annual Report for information on our policies regarding the accounting for derivative instruments and hedging activities). Excluding the impact of changes in the fair value of derivative instruments on both the current and prior year results, operating expenses decreased $16.1 million, or 6.3%, principally attributable to our ability to reduce costs amidst declining volumes resulting from ongoing initiatives to shift costs from fixed to variable, primarily in the areas of employee compensation and benefits. The lower compensation costs were offset, in part, by an increase in medical and dental costs in fiscal 2002 compared to the prior year. Additionally, operating expenses were favorably impacted by lower provisions for doubtful accounts and lower costs of operating our fleet, including maintenance and fuel costs, in fiscal 2002 compared to fiscal 2001. Provisions for doubtful accounts were higher in fiscal 2001 primarily from the generally higher selling price environment driven by the higher average propane costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $1.7 million, or 5.2%, to $30.8 million in fiscal 2002 compared to $32.5 million in fiscal 2001, again attributable to lower employee compensation and benefit costs, as well as to lower fees for professional services.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased 22.9%, or $8.8 million, to $29.7 million in fiscal 2002 compared to $38.5 million in the prior year primarily as a result of our decision to early adopt Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") effective September 30, 2001 (the beginning of fiscal 2002), which eliminates the requirement to amortize goodwill and certain intangible assets. If SFAS 142 had been in effect at the beginning of the prior year, fiscal 2001 net income would have improved by $7.4 million. Refer to "Adoption of New Accounting Standard" below for further information on the adoption of SFAS 142.

     GAIN ON SALE OF STORAGE FACILITY. On January 31, 2002, we sold our 170 million gallon propane storage facility in Hattiesburg, Mississippi, which was considered a non-strategic asset, for net cash proceeds of $8.0 million, resulting in a gain on sale of approximately $6.8 million.

     INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA. Income before interest expense and income taxes decreased 3.6%, or $3.3 million, to $88.2 million compared to $91.5 million in the prior year. Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased 9.3%, or $12.1 million, to $117.9 million in fiscal 2002 compared to $130.0 million in the prior year. The decreases in income before interest expense and income taxes and in EBITDA reflect the impact of the 13.1% lower retail volumes sold in fiscal 2002 attributable to unseasonably warm heating season temperatures and the economy; partially offset by (i) the $26.3 million, or 9.0%, decrease in combined operating and general and administrative expenses described above, (ii) the impact of the $6.8 million gain on the sale of our Hattiesburg, Mississippi storage facility and (iii) the impact on operating expenses of changes in the fair value of derivative instruments described above. In addition, if SFAS 142 had been in effect at the beginning of the prior year, fiscal 2001 income before interest expense and income taxes would have improved by $7.4 million.

     EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with or superior to generally accepted accounting principles but provides additional information for evaluating our ability to distribute our quarterly distributions or to increase distributions. Because EBITDA excludes some, but not all, items that affect net income and this measure may vary among companies, the EBITDA data presented above may not be comparable to similarly titled measures of other companies. EBITDA is calculated using elements derived from captions on the consolidated statements of operations included in this Annual Report. See Item 6 in this Annual Report for a reconciliation of EBITDA to income before interest expense and provision for income taxes.

     INTEREST EXPENSE. Net interest expense decreased 9.6%, or $3.6 million, to $34.0 million in fiscal 2002 compared to $37.6 million in the prior year. This decrease is primarily attributable to reductions in average amounts outstanding during fiscal 2002 under our Revolving Credit Agreement, as well as lower average interest rates.

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000
---------------------------------------------

     Results for fiscal 2001 reflect 52 weeks of operations compared to 53 weeks in fiscal 2000. Results for fiscal 2000 include a $10.3 million gain on sale of assets.

     REVENUES. Revenues increased $90.2 million, or 10.7%, to $931.5 million in fiscal 2001 compared to $841.3 million in fiscal 2000. Revenues from retail propane activities increased $143.9 million, or 23.6%, to $753.4 million in fiscal 2001 compared to $609.5 million in fiscal 2000. This increase is primarily attributable to higher product costs which resulted in higher retail sales prices.

     Retail gallons sold increased slightly to 524.7 million gallons in fiscal 2001 compared to 524.0 million gallons in fiscal 2000. This increase is attributable to colder weather offset by customer conservation efforts. Nationwide temperatures during fiscal 2001 were 2% colder than normal as compared to temperatures that were 11% warmer than normal during fiscal 2000, as reported by the NOAA.

     Revenues from wholesale and risk management activities decreased $58.2 million, or 40.3%, to $86.2 million in fiscal 2001 compared to $144.4 million in fiscal 2000. Although propane product costs were substantially higher in fiscal 2001 than in prior years, product costs began to decline in the second half of fiscal 2001. Accordingly, the Partnership reduced its risk management activities resulting in a decrease in revenues from the risk management sale of propane.

     Revenue from other sources, including sales of appliances, related parts and services of $91.9 million in fiscal 2001 increased $4.5 million, or 5.1%, compared to fiscal 2000 revenues of $87.4 million.

     OPERATING EXPENSES. Operating expenses increased 13.2%, or $30.2 million, to $258.7 million in fiscal 2001 compared to $228.5 million in fiscal 2000. This increase is principally attributable to increased payroll and benefit costs, including increased incentive compensation accruals in line with higher earnings, higher provisions for doubtful accounts resulting from the increases in selling prices, higher insurance, increased vehicle fuel costs, the development of retail and service business initiatives and unrealized losses recorded under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), related to changes in fair values of the Partnership's derivative instruments.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $3.9 million, or 13.6%, to $32.5 million in fiscal 2001 compared to $28.6 million in fiscal 2000. This increase is primarily attributable to higher payroll and benefit costs, including incentive compensation accruals in line with higher earnings, increased costs for professional services and higher equipment leasing costs; offset in part by gains realized on the sales of non-strategic assets and corporate investments in fiscal 2001.

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

     INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA. Results for fiscal 2000 include a $10.3 million gain on the sale of assets. Excluding this one-time item, income before interest expense and income taxes increased 32.2%, or $22.3 million, to $91.5 million in fiscal 2001 compared to $69.2 million in the prior period. EBITDA, excluding the one-time item, increased 20.4%, or $22.0 million, to $130.0 million compared to $108.0 million in the prior period. The increases in income before interest expense and income taxes and in EBITDA are primarily attributable to higher gross profit of $56.1 million reflecting higher retail margins, partially offset by increased operating and general and administrative expenses.

     EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with or superior to generally accepted accounting principles but provides additional information for evaluating our ability to distribute our quarterly distributions. Because EBITDA excludes some, but not all, items that affect net income and this measure may vary among companies, the EBITDA data presented above may not be comparable to similarly titled measures of other companies. EBITDA is calculated using elements derived from captions on the consolidated statement of operations included in this Annual Report on Form 10-K. See Item 6 in this Annual Report for a reconciliation of EBITDA to income before interest expense and provision for income taxes.

     INTEREST EXPENSE. Net interest expense decreased 7.8%, or $3.2 million, to $37.6 million compared to $40.8 million in the prior year. The decrease is primarily due to reductions in amounts outstanding under the Partnership's Revolving Credit Agreement and, to a lesser extent, lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     Due to the seasonal nature of the propane business, cash flows from operating activities are greater during the winter and spring seasons, our second and third fiscal quarters, as customers pay for propane purchased during the heating season. In fiscal 2002, net cash provided by operating activities decreased $33.0 million, or 32.4%, to $68.8 million in fiscal 2002 compared to $101.8 million in fiscal 2001. The decrease is primarily due to lower net income, after adjusting for non-cash items in both periods (principally depreciation, amortization and gains on asset disposals), as well as the impact of unfavorable changes in working capital in comparison to the prior year, principally reflecting lower compensation and benefit accruals, offset by lower inventories.

     Net cash provided by operating activities increased $42.3 million to $101.8 million in fiscal 2001 from $59.5 million in fiscal 2000. The increase was primarily due to improved working capital principally reflected in decreased accounts receivable, attributable to a decrease in sales during the fourth quarter of fiscal 2001 in comparison to the fourth quarter of fiscal 2000, decreased accounts payable, attributable to the decreased cost of propane during the fourth quarter of fiscal 2001, and higher net income, after adjusting for non-cash items (depreciation, amortization and gains on disposal of assets) in both periods.

     Net cash used in investing activities was $6.9 million in fiscal 2002, reflecting $17.5 million in capital expenditures (including $13.0 million for maintenance expenditures and $4.5 million to support the growth of operations) offset by net proceeds of $10.6 million from the sale of assets (including net proceeds of $8.0 million resulting from the sale of our propane storage facility in Hattiesburg, Mississippi). Net cash used in investing activities was $17.9 million in fiscal 2001, reflecting $23.2 million in capital expenditures
(including $6.5 million for maintenance expenditures and $16.7 million to support the growth of operations), offset by net proceeds of $5.3 million from the sale of property, plant and equipment. Net cash used in investing activities was $99.1 million in fiscal 2000, reflecting $21.3 million in capital expenditures (including $7.5 million for maintenance expenditures and $13.8 million to support the growth of operations) and $98.0 million of acquisition payments, including $97.0 million for the acquisition of certain assets from SCANA Corporation in November 1999 (the "SCANA Acquisition"), offset by net proceeds of $20.2 million from the sale of property, plant and equipment, including 23 customer service centers.

     Net cash used in financing activities for fiscal 2002 was $57.5 million, primarily reflecting the payment of quarterly distributions to our Common Unitholders and the General Partner. Net cash used in financing activities for fiscal 2001 was $59.1 million, reflecting repayments under the Operating Partnership's Revolving Credit Agreement, as amended and restated effective

January 29, 2001 (the "Revolving Credit Agreement"), including a net repayment of $44.0 million borrowed under the SCANA Acquisition facility and a net repayment of $6.5 million borrowed under the net working capital facility, and $54.5 million in Partnership distributions, partly offset by net proceeds of $47.1 million from a public offering of 2,352,700 Common Units in October 2000. Net cash provided by financing activities for fiscal 2000 was $42.9 million, reflecting $89.7 million in borrowings to fund the SCANA Acquisition and $3.8 million of net working capital borrowings under the Revolving Credit Agreement offset by $47.4 million in Partnership distributions and $3.1 million of expenses to amend the Revolving Credit Agreement. The increase of $7.1 million in Partnership distributions during fiscal 2001 is attributable to the increase in Common Units outstanding as a result of the public offering and the increases in the quarterly distribution amounts.

     On March 5, 1996, pursuant to a Senior Note Agreement (the "1996 Senior Note Agreement"), we issued $425.0 million of senior notes (the "1996 Senior Notes") with an annual interest rate of 7.54%. Our obligations under the 1996 Senior Note Agreement are unsecured and rank on an equal and ratable basis with our obligations under the Revolving Credit Agreement. Under the terms of the 1996 Senior Note Agreement, we became obligated to pay the principal on the 1996 Senior Notes in equal annual payments of $42.5 million starting July 1, 2002, with the last such payment due June 30, 2011. On July 1, 2002, we received net proceeds of $42.5 million from the issuance of 7.37% Senior Notes due June, 2012 (the "2002 Senior Notes") and used the funds to pay the first annual principal payment of $42.5 million due under the 1996 Senior Note Agreement. Our obligations under the agreement governing the 2002 Senior Notes (the "2002 Senior Note Agreement") are unsecured and rank on an equal and ratable basis with our obligations under the 1996 Senior Note Agreement and the Revolving Credit Agreement. We intend to refinance the second annual principal payment of $42.5 million on the 1996 Senior Notes due during fiscal 2003 and have initiated discussions with various third parties. Alternatively, we currently expect that we will generate sufficient funds from operations to satisfy the principal payment.

     Our Revolving Credit Agreement, as amended on January 29, 2001, provides a $75.0 million working capital facility and a $50.0 million acquisition facility. Borrowings under the Revolving Credit Agreement bear interest at a rate based upon either LIBOR plus a margin, Wachovia National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .375% to .50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of September 28, 2002 and September 29, 2001, $46.0 million was outstanding under the acquisition facility of the Revolving Credit Agreement and there were no borrowings under the working capital facility. The Revolving Credit Agreement matures on May 31, 2003 and, accordingly, the $46.0 million outstanding balance has been classified as a current liability at September 28, 2002. We have initiated discussions to extend, or otherwise modify, the Revolving Credit Agreement on a long-term basis. Although there can be no assurance, we currently believe that we will be able to extend or otherwise modify the Revolving Credit Agreement on terms economically satisfactory to the Partnership.

     The 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement contain various restrictive and affirmative covenants applicable to the Operating Partnership, including (a) maintenance of certain financial tests, including, but not limited to, a leverage ratio of less than
5.0 to 1 and an interest coverage ratio in excess of 2.5 to 1, (b) restrictions on the incurrence of additional indebtedness, and (c) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. In addition, the 1996 Senior Note Agreement contains an Adjusted Net Worth test which requires that we maintain an Adjusted Net Worth (as defined in the 1996 Senior Note Agreement) in excess of $50.0 million. We were in compliance with all covenants and terms of the 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement as of September 28, 2002. During December 2002, we amended the 1996 Senior Note Agreement to (i) eliminate the Adjusted Net Worth financial test to be consistent with the 2002 Senior Note Agreement and Revolving Credit Agreement, and (ii) add a second tier leverage ratio which will capture the underfunded portion of our pension obligations. See "Pension Plan Assets" below.

     We will make distributions in an amount equal to all of our Available Cash, as defined in the Second Amended and Restated Partnership Agreement, approximately 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. The Board of Supervisors reviews the level of Available Cash on a quarterly basis based upon information provided by management. During each of the first two quarters of fiscal 2002, we made distributions to our Common Unitholders of $0.5625 per Common Unit. On May 8, 2002, the Board of Supervisors declared a $0.05 annualized increase in the quarterly distribution from $0.5625 per Common Unit to $0.5750 per Common Unit, or $2.30 on an annualized basis, for the third quarter of fiscal 2002, which was paid on August 13, 2002. On October 23, 2002, the Board of Supervisors declared a quarterly distribution of $0.5750 per Common Unit for the fourth quarter of fiscal 2002, which was paid on November 12, 2002 to holders of record on November 4, 2002.

     These quarterly distributions included Incentive Distribution Rights ("IDRs"), which are payable to the General Partner to the extent the quarterly distribution exceeds $0.55 per Common Unit. The IDRs represent an incentive for the General Partner (which is owned by senior management of the Partnership) to increase the distributions to Common Unitholders in excess of the $0.55 per Common Unit target level. With regard to the first $0.55 of the Common Unit distribution paid in each quarter, 98.11% of the Available Cash is distributed to the Common Unitholders and 1.89% is distributed to the General Partner. With regard to the balance of the Common Unit distributions paid, 85% of the Available Cash is distributed to the Common Unitholders and 15% is distributed to the General Partner.

     As discussed above, the results of operations for the fiscal year ended September 28, 2002 were adversely impacted by unseasonably warm weather nationwide throughout fiscal 2002 and during the peak heating season, in particular, as weather was 13% warmer than normal in fiscal 2002 and 15% warmer than the prior year. Our ability to manage our cost structure, coupled with our success in monetizing the Hattiesburg, Mississippi storage facility during the second quarter of fiscal 2002, which was considered a non-strategic asset, helped mitigate some of the negative impact of warmer weather conditions on our results of operations and cash flow. Even with near record warm temperatures nationwide throughout fiscal 2002, we effectively managed our cash flow without the need to utilize our working capital facility under the Revolving Credit Agreement.

     Our anticipated cash requirements for fiscal 2003 include maintenance and growth capital expenditures of approximately $16.0 million for the repair and replacement of property, plant and equipment, approximately $34.0 million of interest payments on the 1996 Senior Notes, the 2002 Senior Notes and the Revolving Credit Agreement and a principal payment of $42.5 million due under the 1996 Senior Note Agreement. In addition, assuming distributions remain at the current level, we will be required to pay approximately $58.1 million in distributions to Common Unitholders and the General Partner during fiscal 2003. Based on our current estimate of our cash position, availability under the Revolving Credit Agreement (unused borrowing capacity under the working capital facility of $75.0 million at September 28, 2002) and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

PENSION PLAN ASSETS

     As a result of continued turbulent capital markets over the past two years, coupled with the low interest rate environment, the market value of our pension portfolio assets have declined significantly while the actuarial value of the projected benefit obligation for our defined benefit pension plan has steadily increased. As a result, the projected benefit obligation as of September 28, 2002 exceeded the market value of pension plan assets by $53.1 million. The unrealized losses experienced in the pension assets resulted in the Partnership recording a $37.8 million reduction to accumulated other comprehensive
(loss)/income, a component of partners' capital, at the end of fiscal 2002 in order to adjust our pension liability to reflect the underfunded position. This pension adjustment, coupled with the $47.3 million adjustment required at the end of fiscal 2001, results in a cumulative reduction of partners' capital in the amount of $85.1 million on the consolidated balance sheet at September 28, 2002. These required pension adjustments are attributable to the level of unrealized losses experienced on our pension assets over the past two years and represent non-cash charges to our partners' capital with no impact on the results of operations for the fiscal year ended September 28, 2002.

     While fiscal 2002 and 2001 results of operations were not affected by the significant unrealized losses in the pension portfolio assets over the past two years, pension expense is expected to increase in fiscal 2003 as unrealized losses begin to affect the net periodic pension cost pursuant to SFAS No. 87, "Employers Accounting for Pensions," unless market conditions generate unrealized gains in our pension assets to offset past unrealized losses. For purposes of computing the actuarial valuation of projected benefit obligations and the fair value of plan assets, we reduced the key valuation assumptions to reflect an estimate of current market expectations related to long-term rates of return on assets and interest rates. The expected long-term rate of return on plan assets was reduced from 9.5% as of September 29, 2001 to 8.5% as of September 28, 2002 and the discount rate assumption was reduced to 6.75% from 7.25%. There were no funding requirements for the defined benefit pension plan during fiscal 2002 or 2001. In an effort to minimize future increases in the benefit obligations, during the fourth quarter of fiscal 2002, we adopted an amendment to the defined benefit pension plan which will cease future service credits effective January 1, 2003. This amendment resulted in a curtailment gain of $1.1 million included within the net periodic pension cost for the year ended September 28, 2002. There can be no assurances that future declines in capital markets will not have an adverse impact on results of operations or cash flow.

LONG-TERM DEBT OBLIGATIONS AND OTHER COMMITMENTS

     Long-term debt obligations and future minimum rental commitments under noncancelable operating lease agreements as of September 28, 2002 are due as follows (amounts in thousands):

                                                                                                          FISCAL
                                             FISCAL          FISCAL         FISCAL         FISCAL        2007 AND
                                              2003            2004           2005           2006        THEREAFTER        TOTAL
                                          --------------  --------------  ------------  -------------  -------------   -------------

Long-term debt                                 $ 88,939        $ 42,910       $42,940        $42,980       $255,000        $472,769
Operating leases                                 17,277          15,076        12,254          9,761         11,822          66,190

   Total long-term debt obligations       --------------  --------------  ------------  -------------  -------------   -------------
      and lease commitments                    $106,216        $ 57,986       $55,194        $52,741       $266,822        $538,959
                                          ==============  ==============  ============  =============  =============   =============



     Additionally, we have standby letters of credit in the aggregate amount of $29.8 million, in support of retention levels under our casualty insurance programs and certain lease obligations, which expire on March 1, 2003.

RELATED PARTY TRANSACTION

     In connection with the Partnership's recapitalization in fiscal 1999, the General Partner acquired the general partner interests from Millennium Chemicals Inc. for $6.0 million (the "GP Loan") which was borrowed under a private placement with Mellon Bank N.A. ("Mellon"). In connection with the GP Loan, the Operating Partnership entered into an agreement with Mellon under which the Operating Partnership was required (and had the right) to purchase the note evidencing the GP Loan in the event of a default under the GP Loan by the General Partner. The Operating Partnership agreed to maintain sufficient borrowing availability under its available lines of credit to enable it to repurchase the GP Note in these circumstances. If the Operating Partnership elected or was required to purchase the GP Note from Mellon, the Operating Partnership had the right to cause up to all of the Common Units deposited by management in a trust (amounting to 596,821 Common Units) to be forfeited and cancelled (and to cause all of the related distributions to be forfeited), regardless of the amount paid by the Operating Partnership to purchase the GP Note. In August 2002, the General Partner repaid the remaining balance of the GP Loan to Mellon and, as a result, all of the arrangements described above terminated.

ADOPTION OF NEW ACCOUNTING STANDARD

     Effective September 30, 2001, the beginning of our 2002 fiscal year, we elected to early adopt the provisions of SFAS 142. SFAS 142 modifies the financial accounting and reporting for goodwill and other intangible assets, including the requirement that goodwill and certain intangible assets no longer be amortized. This new standard also requires a transitional impairment review for goodwill, as well as an annual impairment review, to be performed on a reporting unit basis. As a result of the adoption of SFAS 142, amortization expense for fiscal 2002 decreased by $7.4 million compared to fiscal 2001, as a result of the lack of amortization expense related to goodwill. Aside from this change in accounting for goodwill, no other change in accounting for intangible assets was required as a result of the adoption of SFAS 142 based on the nature of our intangible assets. In accordance with SFAS 142, we completed a transitional impairment review and, as the fair values of identified reporting units exceed the respective carrying values, goodwill was not considered impaired as of the date of adoption of SFAS 142 nor as of September 28, 2002.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Accretion expense and depreciation expense related to the liability and capitalized asset retirement costs, respectively, would be recorded in subsequent periods. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not anticipate that adoption of this standard will have a material impact, if any, on its consolidated financial position, results of operations or cash flows.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 applies to all long-lived assets, including discontinued operations, and provides guidance on the measurement and recognition of impairment charges for assets to be held and used, assets to be abandoned and assets to be disposed of by sale. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 is effective for fiscal years beginning after December 15, 2001. The provisions of this standard are to be applied prospectively. We do not anticipate that adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

     On April 30,  2002,  the FASB  issued  SFAS No.  145,  "Rescission  of FASB
Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, pursuant to SFAS 145, an entity would not be prohibited from classifying such gains and losses as extraordinary items under certain circumstances. SFAS 145 also makes several other technical corrections to existing pronouncements that may change accounting practice. SFAS 145 is effective for transactions occurring after May 15, 2002. Based on the nature of transactions covered by this new standard, the standard did not have an impact on the Partnership's consolidated financial position or consolidated results of operations as of and for the year ended September 28, 2002. The provisions of this standard will be reviewed on an ongoing basis, as applicable.

     On June 28, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. The provisions of this standard will be reviewed by the Partnership on an ongoing basis, as applicable.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 28, 2002, we were a party to propane forward and option contracts with various third parties and futures traded on the New York Mercantile Exchange (the "NYMEX"). Futures and forward contracts require that we sell or acquire propane at a fixed price at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane at a specified price during a specified time period; the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of propane to the respective party or are settled by the payment of a net amount equal to the difference between the then current price of propane and the fixed contract price. The contracts are entered into in anticipation of market movements and to manage and hedge exposure to fluctuating propane prices, as well as to help ensure the availability of propane during periods of high demand.

     Market risks associated with the trading of futures, options and forward contracts are monitored daily for compliance with our trading policy which includes volume limits for open positions. Open inventory positions are reviewed and managed daily as to exposures to changing market prices.

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

CREDIT RISK

     Futures are guaranteed by the NYMEX and, as a result, have minimal credit risk. The Partnership is subject to credit risk with forward and option contracts to the extent the counterparties do not perform. The Partnership evaluates the financial condition of each counterparty with which it conducts business and establishes credit limits to reduce exposure to credit risk of non-performance.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     We account for derivative instruments in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 137 and SFAS No. 138. All derivative instruments are reported on the balance sheet, within other current assets or other current liabilities, at their fair values. On the date that futures, forward and option contracts are entered into, we make a determination as to whether the derivative instrument qualifies for designation as a hedge. Prior to March 31, 2002, we determined that our derivative instruments did not qualify as hedges and, as such, the changes in fair values were recorded in income. Beginning with contracts entered into subsequent to March 31, 2002, a portion of the derivative instruments entered into have been designated and qualify as cash flow hedges. For derivative instruments designated as cash flow hedges, we formally assess, both at the hedge contract's inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income (loss) ("OCI") to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of products sold immediately. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings. Fair values for forward contracts and futures are derived from quoted market prices for similar instruments traded on the NYMEX.

     At September 28, 2002, the fair value of derivative instruments described above resulted in derivative assets of $2.1 million. For the year ended September 28, 2002 operating expenses include unrealized gains of $5.4 million compared to unrealized losses of $3.1 million for the year ended September 29, 2001, attributable to the change in fair value of derivative instruments not designated as hedges. At September 28, 2002, unrealized gains on derivative instruments designated as cash flow hedges in the amount of $0.7 million were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities market, the corresponding value in OCI is subject to change prior to its impact on earnings.

SENSITIVITY ANALYSIS

     In an effort to estimate our exposure to unfavorable market price changes in propane related to our open positions under derivative instruments, we developed a model that incorporated the following data and assumptions:


     A. The actual fixed contract price of open positions as of September 28, 2002 for each of the future periods.


     B. The estimated future market prices for futures and forward contracts as of September 28, 2002 were derived from the NYMEX for traded propane futures for each of the future periods.


     C. The market prices determined in B above were adjusted adversely by a hypothetical 10% change in the future periods and compared to the fixed contract settlement amounts in A above to project the potential negative impact on earnings that would be recognized for the respective scenario.


     Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for each of the future months for which a future, forward and/or option contract exists indicate either a reduction in potential future gains or potential losses in future earnings by $0.7 million and $1.5 million, as of September 28, 2002 and September 29, 2001, respectively. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

     As of September 28, 2002, our open position portfolio reflected a net long position (purchase) aggregating $7.4 million.

     The average posted price of propane on December 2, 2002 at Mont Belvieu, Texas (a major storage point) was 48.4 cents per gallon as compared to 47.75 cents per gallon on September 28, 2002, representing a 1.4% increase.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Partnership's Consolidated Financial Statements and the Report of Independent Accountants thereon and the Supplemental Financial Information listed on the accompanying Index to Financial Statement Schedule are included herein.

SELECTED QUARTERLY FINANCIAL DATA

     Due to the seasonality of the retail propane business, first and second quarter revenues and earnings are consistently greater than third and fourth quarter results. The following presents the Partnership's selected quarterly financial data for the last two fiscal years (unaudited; in thousands, except per unit amounts).



                                      FIRST       SECOND        THIRD       FOURTH
                                     QUARTER      QUARTER      QUARTER      QUARTER   TOTAL YEAR
                                     -------      -------      -------      -------   ----------
FISCAL 2002
-----------

Revenues ........................  $ 181,864    $ 235,887    $ 137,635    $ 109,719    $ 665,105
Gain on sale of storage facility.       --          6,768         --           --          6,768
Income/(loss) before interest
   expense and income taxes......     29,475       70,740       (2,828)      (9,173)      88,214
Net income/(loss) ...............     20,613       61,901      (11,028)     (17,962)      53,524
Net income/(loss) per unit -
   Basic ........................       0.82         2.46        (0.44)       (0.71)        2.12

Cash provided by/(used in):
   Operating activities .........      3,421       32,701       29,906        2,747       68,775
   Investing activities .........     (4,018)       4,034       (3,213)      (3,654)      (6,851)
   Financing activities .........    (14,168)     (14,168)     (14,186)     (14,941)     (57,463)

EBITDA (a) ......................  $  37,061    $  78,146    $   4,549    $  (1,849)   $ 117,907
Retail gallons sold .............    123,958      168,621       86,730       76,679      455,988


FISCAL 2001
-----------

Revenues ........................  $ 295,928    $ 354,893    $ 145,070    $ 135,645    $ 931,536
Income/(loss) before interest
   expense and income taxes .....     42,776       67,535       (5,542)     (13,294)      91,475
Net income/(loss) ...............     32,717       57,176      (14,559)     (21,824)      53,510
Net income/(loss) per unit -
   Basic ........................       1.33         2.28        (0.58)       (0.87)        2.14


Cash provided by/(used in):
   Operating activities .........      1,522       35,871       46,651       17,794      101,838
   Investing activities .........     (3,414)      (4,651)      (3,993)      (5,849)     (17,907)
   Financing activities .........      9,175      (32,984)     (21,435)     (13,838)     (59,082)


EBITDA (a) ......................  $  52,362    $  77,554    $   3,935    $  (3,874)   $ 129,977
Retail gallons sold .............    163,900      185,068       90,129       85,631      524,728


     (a) EBITDA (earnings before interest, taxes, depreciation and amortization) is calculated as income/(loss) before interest expense and income taxes plus depreciation and amortization. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with or superior to generally accepted accounting principles, but provides additional information for evaluating the Partnership's ability to distribute quarterly distributions or to increase quarterly distributions. Because EBITDA excludes some, but not all, items that affect net income and this measure may vary among companies, the EBITDA data presented above may not be comparable to similarly titled measures of other companies. The following is a reconciliation of EBITDA to income before interest expense and provision for income taxes for the respective quarters:


FISCAL  2002                                       FIRST           SECOND          THIRD        FOURTH         TOTAL
------------                                      QUARTER          QUARTER        QUARTER       QUARTER        YEAR
                                                  -------          -------        -------       -------       -------
Income (loss) before interest expense
  and provision for income taxes........         $ 29,475         $ 70,740       $ (2,828)     $ (9,173)     $ 88,214
Add:  Depreciation and amortization.....            7,586            7,406          7,377         7,324        29,693
                                                 --------         --------       --------      --------      --------

EBITDA                                           $ 37,061         $ 78,146        $ 4,549      $ (1,849)     $117,907
                                                 ========         ========       ========      ========      ========


FISCAL  2001                                       FIRST           SECOND          THIRD        FOURTH         TOTAL
------------                                      QUARTER          QUARTER        QUARTER       QUARTER        YEAR
                                                  -------          -------        -------       -------       -------
Income (loss) before interest expense
  and provision for income taxes........         $ 42,776         $ 67,535       $ (5,542)    $ (13,294)     $ 91,475
Add:  Depreciation and amortization                 9,586           10,019          9,477         9,420        38,502
                                                 --------         --------       --------      --------      --------

EBITDA                                           $ 52,362         $ 77,554        $ 3,935      $ (3,874)     $129,977
                                                 ========         ========       ========      ========      ========



ITEM  9. CHANGES  IN AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

PARTNERSHIP MANAGEMENT

     The Partnership Agreement provides that all management powers over the business and affairs of the Partnership are exclusively vested in its Board of Supervisors and, subject to the direction of the Board of Supervisors, the officers of the Partnership. No Unitholder has any management power over the business and affairs of the Partnership or actual or apparent authority to enter into contracts on behalf of, or to otherwise bind, the Partnership. Three independent Elected Supervisors and two Appointed Supervisors serve on the Board of Supervisors pursuant to the terms of the Partnership Agreement. The Appointed Supervisors are appointed by the General Partner.

     The three Elected Supervisors serve on the Audit Committee with the authority to review, at the request of the Board of Supervisors, specific matters as to which the Board of Supervisors believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the Board of Supervisors is fair and reasonable to the Partnership. Under the Partnership Agreement, any matters approved by the Audit Committee will be conclusively deemed to be fair and reasonable to the Partnership, approved by all partners of the Partnership and not a breach by the General Partner or the Board of Supervisors of any duties they may owe the Partnership or the Unitholders. In addition, the Audit Committee will review external financial reporting of the Partnership, will recommend engagement of the Partnership's independent accountants and will review the Partnership's procedures for internal auditing and the adequacy of the Partnership's internal accounting controls.

BOARD OF SUPERVISORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The following table sets forth certain information with respect to the members of the Board of Supervisors and executive officers of the Partnership as of December 18, 2002. Officers are elected for one-year terms and Supervisors are elected or appointed for three-year terms. The Partnership will hold a tri-annual meeting during the third quarter of fiscal 2003 for the election of the elected members of the Board of Supervisors.

                                       POSITION WITH THE
     NAME              AGE                PARTNERSHIP
---------------------  ---   ----------------------------------------
Mark A. Alexander....  44    President and Chief Executive Officer;  Member of
                             the Board of Supervisors (Appointed Supervisor)
Michael J. Dunn, Jr..  53    Senior Vice President - Corporate Development;
                             Member of the Board of Supervisors
                             (Appointed Supervisor)
David R. Eastin......  44    Senior Vice President and Chief Operating Officer
Robert M. Plante.....  54    Vice President - Finance
Jeffrey S. Jolly.....  50    Vice President and Chief Information Officer
Michael M. Keating...  49    Vice President - Human Resources and Administration
A. Davin D'Ambrosio..  38    Treasurer
Janice G. Meola......  36    General Counsel and Secretary
Michael A. Stivala...  33    Controller
John Hoyt Stookey....  72    Member of the Board of Supervisors
                             (Chairman and Elected Supervisor)
Harold R. Logan, Jr..  58    Member of the Board of Supervisors
                             (Elected Supervisor)
Dudley C. Mecum......  67    Member of the Board of Supervisors
                             (Elected Supervisor)
Mark J. Anton........  76    Supervisor Emeritus

     Mr. Alexander has served as President and Chief Executive Officer since October 1996 and as an Appointed Supervisor since March 1996. He was Executive Vice Chairman and Chief Executive Officer from March through October 1996. From 1989 until joining the Partnership, Mr. Alexander was an officer of Hanson Industries (the United States management division of Hanson plc), most recently Senior Vice President - Corporate Department. Mr. Alexander serves as Chairman of the Board of Managers of the General Partner. He is a member of the Executive Committee of the National Propane Gas Association and Chairman of the Research and Development Advisory Committee of the Propane Education and Research Council.

     Mr. Dunn has served as Senior Vice President since June 1998 and became Senior Vice President - Corporate Development in November 2002. Mr. Dunn has served as an Appointed Supervisor since July 1998. He was Vice President - Procurement and Logistics from March 1997 until June 1998. From 1983 until joining the Partnership, Mr. Dunn was Vice President of Commodity Trading for the investment banking firm of Goldman Sachs & Company. Mr. Dunn serves on the Board of Managers of the General Partner.

     Mr. Eastin has served as Chief Operating Officer since May 1999 and became a Senior Vice President in November 2000. From 1992 until joining the Partnership, Mr. Eastin held various executive positions with Star Gas Propane LP, most recently as Vice President - Operations. Mr. Eastin serves on the Board of Managers of the General Partner.

     Mr. Plante has served as a Vice President since October 1999 and became Vice President - Finance in November 2002. He was Treasurer from March 1996 through October 2002. Mr. Plante held various financial and managerial positions with predecessors of the Partnership from 1977 until 1996.

     Mr. Jolly has served as Vice President and Chief Information Officer since May 1999. He was Vice President - Information Services from July 1997 until May 1999. From May 1993 until joining the Partnership, Mr. Jolly was Vice President
- Information Systems at The Wood Company, a food services company.

     Mr. Keating has served as Vice President - Human Resources and Administration since July 1996. He previously held senior human resource positions at Hanson Industries and Quantum Chemical Corporation ("Quantum"), a predecessor of the Partnership.

     Mr. D'Ambrosio became Treasurer in November 2002. He served as Assistant Treasurer from October 2000 to November 2002 and as Director of Treasury Services from January 1998 to October 2000. Mr. D'Ambrosio joined the Partnership in May 1996 after ten years in the commercial banking industry.

     Ms. Meola has served as General Counsel and Secretary of the Partnership since May 1999. She was Counsel from July 1998 to May 1999 and Associate Counsel from September 1996, when she joined the Partnership, until July 1998.

     Mr. Stivala has served as Controller since December 2001. From 1991 until joining the Partnership, he held several positions with PricewaterhouseCoopers LLP, most recently as Senior Manager in the Assurance practice. Mr. Stivala is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

     Mr. Stookey has served as an Elected Supervisor and Chairman of the Board of Supervisors since March 1996. From 1986 until September 1993, he was the Chairman, President and Chief Executive Officer of Quantum and served as non-executive Chairman and a director of Quantum from its acquisition by Hanson plc in September 1993 until October 1995. Mr. Stookey is a director of United States Trust Company of New York and Graphic Packaging, Inc.

     Mr. Logan has served as an Elected Supervisor since March 1996. Since 1995, he has been Executive Vice President - Finance, Treasurer and a director of
TransMontaigne  Inc.,  which  provides  logistical  services  (i.e.,   pipeline,
terminaling and marketing) to producers and end users of refined petroleum products. He served as Senior Vice President of Finance and a director of Associated Natural Gas Corporation, an independent gatherer and marketer of natural gas, natural gas liquids and crude oil, from 1987 until 1995. Mr. Logan is a director of Union Bankshares Ltd. and Graphic Packaging, Inc.

     Mr. Mecum has served as an Elected Supervisor since June 1996. He has been a managing director of Capricorn Holdings, LLC (a sponsor of and investor in leveraged buyouts) since June 1997. Mr. Mecum was a partner of G.L. Ohrstrom & Co. (a sponsor of and investor in leveraged buyouts) from 1989 to June 1996. Mr. Mecum is a director of Lyondell Chemical Co., Dyncorp, CitiGroup, Inc., CCC Information Systems Inc. and Mrs. Fields Holding Company, Inc.

     Mr. Anton has served as Supervisor Emeritus of the Board of Supervisors since January 1999. He is a former President, Chief Executive Officer and Chairman of the Board of Directors of Suburban Propane Gas Corporation, a predecessor of the Partnership, and a former Executive Vice President of Quantum.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Partnership's directors and executive officers to file initial reports of ownership and reports of changes in ownership of the Partnership's Common Units with the Securities and Exchange Commission. Directors, executive officers and ten percent Unitholders are required to furnish the Partnership with copies of all Section 16(a) forms that they file. Based on a review of these filings, the Partnership believes that all such filings were made timely during fiscal 2002.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth a summary of all compensation awarded or paid to or earned by the chief executive officer and the four other most highly compensated executive officers of the Partnership for services rendered to the Partnership during each of the last three fiscal years.

                                                              ANNUAL COMPENSATION
                                                           ------------------------
                                                                                                          ALL
                                                                                         LTIP            OTHER
NAME AND PRINCIPAL POSITION                         YEAR   SALARY ($)   BONUS(1)($)   PAYOUT ($)   COMPENSATION(2)($)
---------------------------                         ----   ----------   -----------   ----------   ------------------
Mark A. Alexander ...............................   2002     450,000       157,500       25,382              158,513
President and Chief Executive Officer ...........   2001     450,000       450,000        7,141              166,371
                                                    2000     400,000       304,000         --                128,548

Michael J. Dunn, Jr .............................   2002     275,000        81,813       12,135               85,956
Sr. Vice President - Corporate Development ......   2001     260,000       221,000        3,414               89,321
                                                    2000     235,000       151,810         --                 67,324

David R. Eastin .................................   2002     260,000        77,350        2,018               81,984
Senior Vice President and Chief Operating Officer   2001     240,000       204,000         --                 84,362
                                                    2000     190,000       108,300         --                 48,591

Robert M. Plante ................................   2002     175,000        45,625        3,807               32,938
Vice President - Finance ........................   2001     150,000        75,000        1,071               35,169
                                                    2000     132,500        50,350         --                 24,988

Jeffrey S. Jolly ................................   2002     177,500        31,063        4,600               41,414
Vice President and Chief Information Officer ....   2001     170,000        85,000        1,294               47,660
                                                    2000     150,000        57,000         --                 58,556

(1)  Bonuses are reported for the year earned, regardless of the year paid.

(2) For Mr. Alexander, this amount includes the following: $2,750 under the Retirement Savings and Investment Plan; $1,479 in administrative fees under the Cash Balance Pension Plan; $135,000 awarded under the Long-Term Incentive Plan; and $19,284 for insurance. For Mr. Dunn, this amount includes the following: $2,750 under the Retirement Savings and Investment Plan; $1,479 in administrative fees under the Cash Balance Pension Plan; $70,125 awarded under the Long-Term Incentive Plan; and $11,602 for insurance. For Mr. Eastin, this amount includes the following: $2,750 under the Retirement Savings and Investment Plan; $1,479 in administrative fees under the Cash Balance Pension Plan; $66,300 awarded under the Long-Term Incentive Plan; and $11,455 for insurance. For Mr. Plante, this amount includes the following: $2,625 under the Retirement Savings and Investment Plan; $1,479 in administrative fees under the Cash Balance Pension Plan; $26,250 awarded under the Long-Term Incentive Plan; and $2,584 for insurance. For Mr. Jolly, this amount includes the following: $2,663 under the Retirement Savings and Investment Plan; $1,479 in administrative fees under the Cash Balance Pension Plan; $26,625 awarded under the Long-Term Incentive Plan; and $10,647 for insurance.

RETIREMENT BENEFITS

     The following table sets forth the annual benefits upon retirement at age 65 in 2002, without regard to statutory maximums, for various combinations of final average earnings and lengths of service which may be payable to Messrs. Alexander, Dunn, Eastin, Plante and Jolly under the Pension Plan for Eligible Employees of the Operating Partnership and its Subsidiaries and/or the Suburban Propane Company Supplemental Executive Retirement Plan. Each such plan has been assumed by the Partnership and each such person will be credited for service earned under such plan to date. Messrs. Alexander, Dunn, and Eastin have 6 years, 5 years and 3 years, respectively, under both plans. For vesting purposes, however, Mr. Alexander has 18 years combined service with the Partnership and his prior service with Hanson Industries. Messrs. Plante and Jolly have 25 years and 5 years, respectively, under the Pension Plan. They are currently limited to IRS statutory maximums for defined benefit plans.


                                  PENSION PLAN
     ANNUAL BENEFIT FOR YEARS OF CREDITED SERVICE SHOWN (1),(2),(3),(4),(5)


 AVERAGE
 EARNINGS     5 YRS.   10 YRS.   15 YRS.   20 YRS.   25 YRS.   30 YRS.   35 YRS.
 ---------    ------   -------   -------   -------   -------   -------   -------
 $100,000      7,888    15,775    23,663    31,551    39,438    47,326    55,214
 $200,000     16,638    33,275    49,913    66,551    83,188    99,826   116,464
 $300,000     25,388    50,775    76,163   101,551   126,938   152,326   177,714
 $400,000     34,138    68,275   102,413   136,551   170,688   204,826   238,964
 $500,000     42,888    85,775   128,663   171,551   214,438   257,326   300,214

     (1)  The Plans' definition of earnings consists of base pay only.
     (2) Annual Benefits are computed on the basis of straight life annuity amounts. The pension benefit is calculated as the sum of (a) plus (b) multiplied by (c) where (a) is that portion of final average earnings up to 125% of social security Covered Compensation times 1.4% and (b) is that portion of final average earnings in excess of 125% of social security Covered Compensation times 1.75% and (c) is credited service up to a maximum of 35 years.
     (3) Effective January 1, 1998, the Plan was amended to a cash balance benefit formula for current and future Plan participants. Initial account balances were established based upon the actuarial equivalent value of the accrued December 31, 1997 prior plan benefit. Annual interest credits and pay-based credits will be credited to this account. The 2002 pay-based credits for Messrs. Alexander, Dunn, Eastin, Plante and Jolly are 3.0%, 2.0%, 1.5%, 10.0% and 2.0%, respectively. Participants as of December 31, 1997 will receive the greater of the cash balance benefit and the prior plan benefit through the year 2002. It should also be noted that the Plan was amended effective January 1, 2000. Under this amendment, individuals who are hired or rehired on or after January 1, 2000 will not be eligible to participate in the Plan.
     (4) In addition, a supplemental cash balance account was established equal to the value of certain benefits related to retiree medical and vacation benefits. An initial account value was determined for those active employees who were eligible for retiree medical coverage as of April 1, 1998 equal to $415 multiplied by years of benefit service (maximum of 35 years). Future pay-based credits and interest are credited to this account. The 2002 pay-based credits for Messrs. Alexander, Dunn, Eastin, Plante and Jolly are 2.0%, 0.0%, 0.0%, 2.0% and 0.0%, respectively.
     (5) Effective January 1, 2003, all future pay-based credits as determined under the cash balance benefit formula will be discontinued. Interest credits will continue to be applied based on the five-year U.S. Treasury bond rate in effect during the preceding November, plus one percent.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     The Partnership has adopted a non-qualified, unfunded supplemental retirement plan known as the Supplemental Executive Retirement Plan (the "SERP"). The purpose of the SERP is to provide certain executive officers with a level of retirement income from the Partnership, without regard to statutory maximums. Effective January 1, 1998, the Pension Plan for Eligible Employees of Suburban Propane, L.P. (the "Qualified Plan") was amended and restated as a cash balance plan. In light of the conversion of the Qualified Plan to a cash balance formula, the SERP has been amended and restated effective January 1, 1998. The annual amount of the Normal Retirement Benefit payable under the SERP shall be determined as follows: (a) For Annuity Starting Dates or other determination dates on or after January 1, 1998 and prior to January 1, 2003, a Participant's Normal Retirement Benefit shall be equal to the excess of: (i) (A) the greater of a Participant's Pension benefit (determined using Average Final Compensation as defined in footnote 2 of the Retirement Benefits Section) or the accrued benefit based on the Basic Account (determined using Compensation and Excess Compensation as defined in the SERP), plus (B) the accrued benefit based on the Supplemental Account, if any (determined using Compensation and Excess Compensation as defined in the SERP); over (ii) the Participant's Pension Offset. (b) For Annuity Starting Dates or other determination dates on or after January 1, 2003, a Participant's Normal Retirement Benefit shall be equal to the excess of: (i) (A) the greater of a Participant's Pension benefit determined as of January 1, 2003 (based on Compensation, Benefit Service, and all other relevant factors as of January 1, 2003) or the accrued benefit based on the Basic Account (determined using Compensation and Excess Compensation as defined in the SERP), plus (B) the accrued benefit based on the Supplemental Account, if any (determined using Compensation and Excess Compensation as defined in the SERP); over (ii) the Participant's Pension Offset. Messrs. Alexander, Dunn, and Eastin currently participate in the SERP.

LONG-TERM INCENTIVE PLAN

     The Partnership has adopted a non-qualified, unfunded long-term incentive plan for officers and key employees, effective October 1, 1997. Awards are based on a percentage of base pay and are subject to the achievement of certain performance criteria, including the Partnership's ability to earn sufficient funds and make cash distributions on its Common Units with respect to each fiscal year. Awards vest over time with one-third vesting at the beginning of years three, four, and five from the award date.

     Long-Term Incentive Plan awards earned in fiscal 2002 were as follows:

                                   PERFORMANCE OR
                                    OTHER PERIOD
                         AWARD    UNTIL MATURATION    POTENTIAL AWARDS UNDER PLAN
NAME                    FY 2002      OR PAYOUT       THRESHOLD     TARGET   MAXIMUM
----                    -------   ----------------   ---------     ------   -------

Mark A. Alexander      $135,000         3-5  Years        $  0   $135,000  $135,000
Michael J. Dunn, Jr.     70,125         3-5  Years           0     70,125    70,125
David R. Eastin          66,300         3-5  Years           0     66,300    66,300
Robert M. Plante         26,250         3-5  Years           0     26,250    26,250
Jeffrey S. Jolly         26,625         3-5  Years           0     26,625    26,625



EMPLOYMENT AGREEMENT

     The Partnership entered into an employment agreement (the "Employment Agreement") with Mr. Alexander, which became effective March 5, 1996 and was amended October 23, 1997 and April 14, 1999.

     Mr. Alexander's Employment Agreement had an initial term of three years, and automatically renews for successive one-year periods, unless earlier terminated by the Partnership or by Mr. Alexander or otherwise terminated in accordance with the Employment Agreement. The Employment Agreement for Mr. Alexander provides for an annual base salary of $450,000 as of September 28, 2002 and provides for Mr. Alexander to earn a bonus up to 100% of annual base salary (the "Maximum Annual Bonus") for services rendered based upon certain performance criteria. The Employment Agreement also provides for the opportunity to participate in benefit plans made available to other senior executives and senior managers of the Partnership. The Partnership also provides Mr. Alexander with term life insurance with a face amount equal to three times his annual base salary. If a "change of control" (as defined in the Employment Agreement) of the Partnership occurs and within six months prior thereto or at any time subsequent to such change of control the Partnership terminates the Executive's employment without "cause" or the Executive resigns with "good reason" or the Executive terminates his employment during the six month period commencing on the six month anniversary and ending on the twelve month anniversary of a "change of control", then Mr. Alexander will be entitled to (i) a lump sum severance payment equal to three times the sum of his annual base salary in effect as of the date of termination and the Maximum Annual Bonus, and (ii) medical benefits for three years from the date of such termination. The Employment Agreement provides that if any payment received by Mr. Alexander is subject to the 20% federal excise tax under Section 4999 of the Internal Revenue Code, the payment will be grossed up to permit Mr. Alexander to retain a net amount on an after-tax basis equal to what he would have received had the excise tax not been payable.

     Mr. Alexander also participates in the SERP, which provides retirement income which could not be provided under the Partnership's qualified plans by reason of limitations contained in the Internal Revenue Code.

SEVERANCE PROTECTION PLAN FOR KEY EMPLOYEES

     The Partnership's officers and key employees are provided with employment protection following a "change of control" as defined in the Severance Protection Plan. This plan provides for severance payments equal to sixty-five
(65) weeks of base pay and target bonuses for such officers and key employees following a "change of control" and termination of employment. Pursuant to their Severance Protection Agreements, Messrs. Dunn, Eastin, Plante and Jolly, as executive officers of the Partnership, have been granted severance protection payments of seventy-eight (78) weeks of base pay and target bonuses following a "change in control" and termination of employment in lieu of participation in the Severance Protection Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     Compensation of the executive officers of the Partnership is determined by the Compensation Committee of its Board of Supervisors. The Compensation Committee is comprised of Messrs. Stookey and Logan, neither of who are officers or employees of the Partnership.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of December 18, 2002 regarding the beneficial ownership of Common Units and Incentive Distribution Rights by each member of the Board of Supervisors, each executive officer named in the Summary Compensation table, all members of the Board of Supervisors and executive officers as a group and each person or group known by the Partnership (based upon filings under Section 13(d) or (g) under The Securities Exchange Act of 1934) to own beneficially more than 5% thereof. Except as set forth in the notes to the table, the business address of each individual or entity in the table is c/o the Partnership, 240 Route 10 West, Whippany, New Jersey 07981-0206 and each individual or entity has sole voting and investment power over the Common Units reported.

SUBURBAN PROPANE, L.P.

                                                                 AMOUNT AND NATURE OF    PERCENT
TITLE OF CLASS             NAME OF BENEFICIAL OWNER              BENEFICIAL OWNERSHIP    OF CLASS
--------------             ------------------------              --------------------    --------
Common Units               Mark A. Alexander (a)                           30,000             *
                           Michael J. Dunn, Jr. (a)                             0             -
                           David R. Eastin (a)                                  0             -
                           Robert M. Plante (a)                               250             -
                           Jeffrey S. Jolly (a)                                 0             -

                           John Hoyt Stookey                               11,519             *
                           Harold R. Logan, Jr.                            15,064             *
                           Dudley C. Mecum                                  5,634             *
                           Mark J. Anton (b)                                4,600             *
                           All Members of the Board
                           of Supervisors and Executive
                           Officers as a Group (13 persons)                67,167             *

                           Goldman, Sachs & Co. (c)                     2,317,166          9.6%
                           85 Broad Street                           Common Units
                           New York, NY   10004

Incentive Distribution     Suburban Energy Services
Rights                     Group LLC                                          N/A           N/A


*    Less than 1%.

(a) Excludes the following numbers of Common Units as to which the following individuals deferred receipt as described below; Mr. Alexander - 243,902; Mr. Dunn - 48,780; Mr. Eastin - 19,512; Mr. Plante - 19,512 and Mr. Jolly - 19,512. In connection with the Partnership's recapitalization in 1999, members of the General Partner elected to defer receipt of a total of 596,821 Common Units issuable to them until the date the GP Loan was repaid. These Common Units are held in trust pursuant to a Compensation Deferral Plan, and the individuals who deferred receipt will have no voting or investment power over these Common Units until they are distributed by the trust. The GP Loan was repaid in full in August of 2002. Accordingly, except as noted below, the deferred units will be distributed to the members of the General Partner in January 2003 in accordance with the terms of the Compensation Deferral Plan and may be voted and/or freely traded thereafter. Mr. Alexander and Mr. Dunn have elected to further defer receipt of their deferred units (totaling 292,682 Common Units) until January 2008. As a consequence, their deferred units will remain in the trust until that time and they will have no voting or investment power over these deferred units. In the interim, however, Mr. Alexander and Mr. Dunn have elected to receive the quarterly cash distributions on these deferred units. Notwithstanding the foregoing, if a "change of control" of the Partnership occurs (as defined in the Compensation Deferral Plan), all of the deferred Common Units (and related distributions) held in the trust automatically become distributable to the members.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the Partnership's recapitalization in 1999, the General Partner acquired the general partner interests from Millennium Chemicals Inc. for $6.0 million (the "GP Loan") which was borrowed under a private placement with Mellon Bank N.A. ("Mellon"). In connection with the GP Loan, the Operating Partnership entered into an agreement with Mellon under which the Operating Partnership was required (and had the right) to purchase the note evidencing the GP Loan in the event of a default under the GP Loan by the General Partner.

     The Operating Partnership agreed to maintain sufficient borrowing availability under its available lines of credit to enable it to repurchase the GP Note in these circumstances. If the Operating Partnership elected or was required to purchase the GP Note from Mellon, the Operating Partnership had the right to cause up to all of the Common Units deposited by management in a trust (amounting to 596,821 Common Units) to be forfeited and cancelled (and to cause all of the related distributions to be forfeited), regardless of the amount paid by the Operating Partnership to purchase the GP Note. In August 2002, the General Partner repaid the remaining balance of the GP Loan to Mellon and, as a result, all of the arrangements described above terminated.


ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

     Within 90 days prior to the filing date of this Annual Report, the Partnership carried out an evaluation, under the supervision and with the participation of the Partnership's management, including the Partnership's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management including the Chief Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this Report:

          1.   (i) Financial Statements

               See  "Index to Financial Statements" set forth on page F-1.

               (ii) Supplemental Financial Information

               Balance Sheet Information of Suburban Energy Services Group LLC

               See "Index to Supplemental Financial Information" set forth on page F-23.

          2.   Financial Statement Schedule

               See  "Index to Financial  Statement  Schedule"  set forth on page
               S-1.

          3.   Exhibits

               See  "Index to Exhibits" set forth on page E-1.

     (b) The Partnership filed a Form 8-K on January 11, 2002, April 11, 2002, July 11, 2002 and October 10, 2002, each incorporating a press release announcing the Partnership's Quarterly Earnings Conference Call. Additionally, the Partnership filed a Form 8-K on July 24, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Suburban Propane Partners, L.P.


                                    By:  /S/ MARK A. ALEXANDER
                                       -----------------------------------------
                                         Mark A. Alexander
                                         President, Chief Executive Officer and
                                         Appointed Supervisor


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      SIGNATURE                  TITLE                                 DATE
      ---------                  -----                                 ----


/S/ MICHAEL J. DUNN, JR          Senior Vice President - Corporate     December 20, 2002
-----------------------          Development
    (Michael J. Dunn, Jr.)       Suburban Propane Partners, L.P.
                                 Appointed Supervisor


/S/ JOHN HOYT STOOKEY            Chairman and Elected Supervisor       December 20, 2002
---------------------
    (John Hoyt Stookey)

/S/ HAROLD R. LOGAN, JR.         Elected Supervisor                    December 20, 2002
------------------------
    (Harold R. Logan, Jr.)

/S/ DUDLEY C. MECUM              Elected Supervisor                    December 20, 2002
-------------------
    (Dudley C. Mecum)

/S/ ROBERT M. PLANTE             Vice President - Finance              December 20, 2002
--------------------             Suburban Propane Partners, L.P.
    (Robert M. Plante)           (Principal Financial Officer)


/S/ MICHAEL A. STIVALA           Controller                            December 20, 2002
----------------------           Suburban Propane Partners, L.P.
    (Michael A. Stivala)         (Principal Accounting Officer)



                                 CERTIFICATIONS

I, Mark A. Alexander, certify that:

1. I have reviewed this Annual Report on Form 10-K of Suburban Propane Partners, L.P.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this Annual Report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c)   Presented   in  this   Annual   Report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Supervisors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


December 20, 2002                     /S/ MARK A. ALEXANDER
                                    ---------------------------------
                                    Mark A. Alexander
                                    President and Chief Executive Officer

I, Robert M. Plante, certify that:

1. I have reviewed this Annual Report on Form 10-K of Suburban Propane Partners, L.P.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this Annual Report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c)   Presented   in  this   Annual   Report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Supervisors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



December 20, 2002                     /S/ ROBERT M. PLANTE
                                    ---------------------------------
                                    Robert M. Plante
                                    Vice President - Finance
                                    (Principal Financial Officer)

                                INDEX TO EXHIBITS
                                -----------------

The exhibits listed on this Exhibit Index are filed as part of this Annual Report. Exhibits required to be filed by Item 601 of Regulation S-K, which are not listed below, are not applicable.

    EXHIBIT
    NUMBER    DESCRIPTION
    ------    -----------

D    2.1      Recapitalization Agreement dated as of November 27, 1998 by and among the Partnership, the Operating Partnership, the General
              Partner, Millennium and Suburban Energy Services Group LLC.

K    3.1      Second Amended and Restated Agreement of Limited Partnership of
              the Partnership dated as of May 26, 1999.

K    3.2      Second Amended and Restated Agreement of Limited Partnership of
              the Operating Partnership dated as of May 26, 1999.

G    10.1     Amended and Restated Credit Agreement dated as of January 29, 2001 by and among Suburban Propane, L.P., the Lenders referred to therein, First Union National Bank, as Administrative Agent, Fleet
              National Bank, as Syndication Agent and the Bank of New York, as
              Managing Agent.

I    10.2     First Amendment to Amended and Restated Credit Agreement dated as of April 3, 2002 between Suburban Propane, L.P., the Lenders referred to therein, Wachovia Bank, National Association, as Administrative Agent, Fleet National Bank, as Syndication Agent.

A    10.3     Note Agreement dated as of February 28, 1996 among certain investors and the Operating Partnership relating to $425 million aggregate principal amount of 7.54% Senior Notes due
              June 30, 2011.

L    10.4     Amendment No. 1 to the Note Agreement dated May 13, 1998 among certain investors and the Operating Partnership relating to $425 million aggregate principal amount of 7.54% Senior Notes due
              June 30, 2011.

L    10.5     Amendment No. 2 to the Note Agreement dated March 29, 1999 among certain investors and the Operating Partnership relating to $425 million aggregate principal amount of 7.54% Senior Notes due
              June 30, 2011.

L    10.6     Amendment No. 3 to the Note Agreement dated December 6, 2000 among certain investors and the Operating Partnership relating to $425 million aggregate principal amount of 7.54% Senior Notes due
              June 30, 2011.

I    10.7     Amendment No. 4 to the Note Agreement dated March 21, 2002 among certain investors and the Operating Partnership relating to $425 million aggregate principal amount of 7.54% Senior Notes due
              June 30, 2011.

L    10.8     Amendment No. 5 to the Note Agreement dated November 20, 2002 among certain investors and the Operating Partnership relating to $425 million aggregate principal amount of 7.54% Senior Notes due
              June 30, 2011.

I    10.9     Guaranty Agreement dated as of April 11, 2002 provided by four direct subsidiaries of Suburban Propane, L.P. for the 7.54% Senior
              Notes due June 30, 2011.

I    10.10    Intercreditor Agreement dated March 21, 2002 between First Union
              National Bank, the Lenders under the Operating Partnership's
              Amended and Restated Credit Agreement and the Noteholders of the Operating Partnership's 7.54% Senior Notes due June 30, 2011.

J    10.11    Note Agreement dated as of April 19, 2002 among certain investors and the Operating Partnership relating to $42.5 million aggregate principal amount of 7.37% Senior Notes due June 30, 2012.

J    10.12    Guaranty Agreement dated as of July 1, 2002 provided by certain subsidiaries of Suburban Propane, L.P. for the 7.37% Senior Notes due June 30, 2012.

A    10.13    Employment Agreement dated as of March 5, 1996 between the
              Operating Partnership and Mr. Alexander.

C    10.14    First Amendment to Employment Agreement dated as of March 5, 1996 between the Operating Partnership and Mr. Alexander entered into as of October 23, 1997.

E    10.15    Second Amendment to Employment Agreement dated as of March 5, 1996 between the Operating Partnership and Mr. Alexander entered into as of April 14, 1999.

A    10.16    The Partnership's 1996 Restricted Unit Plan.

F    10.17    Suburban Propane Partners, L.P. 2000 Restricted Unit Plan.

B    10.18    The Partnership's Severance Protection Plan dated September 1996.

L    10.19    Suburban Propane L.P. Long-Term Incentive Plan as amended and restated effective October 1, 1999.

E    10.20    Benefits Protection Trust dated May 26, 1999 by and between
              Suburban Propane Partners, L.P. and First Union National Bank.

E    10.21    Compensation Deferral Plan of Suburban Propane Partners, L.P. and
              Suburban Propane, L.P. dated May 26, 1999.

H    10.22    First Amendment to the Compensation Deferral Plan of Suburban
              Propane Partners, L.P. and Suburban Propane, L.P. dated
              November 5, 2001.

H    10.23    Amended and Restated Supplemental Executive Retirement Plan of the
              Partnership (effective as of January 1, 1998).

H    10.24    Amended and Restated Retirement Savings and Investment Plan of
              Suburban Propane (effective as of January 1, 1998).

L    10.25    Amendment No. 1 to the Retirement Savings and Investment Plan of
              Suburban Propane (effective January 1, 2002).

L    21.1     Listing of Subsidiaries of the Partnership.

L    23.1     Consent of Independent Accountants.

L    99.1     Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------------------------------------------------------------

A Incorporated by reference to the same numbered Exhibit to the Partnership's Current Report on Form 8-K filed April 29, 1996.

B Incorporated by reference to the same numbered Exhibit to the Partnership's Annual Report on Form 10-K for the fiscal year ended September 28, 1996.

C Incorporated by reference to the same numbered Exhibit to the Partnership's Annual Report on Form 10-K for the fiscal year ended September 27, 1997.

D Incorporated by reference to Exhibit 2.1 to the Partnership's Current Report on Form 8-K filed December 3, 1998.

E Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 1999.

F Incorporated by reference to Exhibit 10.16 to the Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

G Incorporated by reference to Exhibit (3)(A) to the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2000.

H Incorporated by reference to the same number Exhibit to the Partnership's Annual Report on Form 10-K for the fiscal year ended September 29, 2001.

I Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002.

J Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2002.

K Incorporated by reference to the Partnership's Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 on April 22, 1999.

L    Filed herewith.

                          INDEX TO FINANCIAL STATEMENTS

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES




                                                                           PAGE
                                                                           ----

Report of Independent Accountants...................................       F-2

Consolidated Balance Sheets - as of September 28, 2002 and
September 29, 2001..................................................       F-3

Consolidated Statements of Operations -
  Years Ended September 28, 2002, September 29, 2001 and
  September 30, 2000................................................       F-4

Consolidated Statements of Cash Flows -
  Years Ended September 28, 2002, September 29, 2001 and
  September 30, 2000................................................       F-5

Consolidated Statements of Partners' Capital -
  Years Ended September 28, 2002, September 29, 2001 and
  September 30, 2000................................................       F-6

Notes to Consolidated Financial Statements..........................       F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Supervisors and Unitholders of Suburban Propane Partners, L.P.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15.(a)1.(i) on page 37 present fairly, in all material respects, the financial position of Suburban Propane Partners, L.P. and its subsidiaries (the "Partnership") at September 28, 2002 and September 29, 2001 and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 28, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15.(a)2. on page 37 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers LLP
Florham Park, NJ
October 23, 2002

               SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)




                                                               September 28,    September 29,
                                                                   2002             2001
                                                               -------------    -------------

ASSETS
Current assets:
    Cash and cash equivalents ................................   $  40,955        $  36,494
    Accounts receivable, less allowance for doubtful  accounts
       of $1,894 and $3,992, respectively ....................      33,002           42,702
    Inventories ..............................................      36,367           41,891
    Prepaid expenses and other current assets ................       6,465            3,252
                                                                 ---------        ---------
            Total current assets .............................     116,789          124,339
Property, plant and equipment, net ...........................     331,009          344,374
Goodwill, net ................................................     243,260          243,789
Other intangible assets, net .................................       1,474            1,990
Other assets .................................................       7,614            8,514
                                                                 ---------        ---------
             Total assets ....................................   $ 700,146        $ 723,006
                                                                 =========        =========


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable .........................................   $  27,412        $  38,685
    Accrued employment and benefit costs .....................      21,430           29,948
    Current portion of long-term borrowings ..................      88,939           42,907
    Accrued insurance ........................................       8,670            7,860
    Customer deposits and advances ...........................      26,125           23,217
    Accrued interest .........................................       8,666            8,318
    Other current liabilities ................................       6,303           11,168
                                                                 ---------        ---------
              Total current liabilities ......................     187,545          162,103
Long-term borrowings .........................................     383,830          430,270
Postretirement benefits obligation ...........................      33,284           34,521
Accrued insurance ............................................      18,299           17,881
Accrued pension liability ....................................      53,164           13,703
Other liabilities ............................................       4,738            5,579
                                                                 ---------        ---------
               Total liabilities .............................     680,860          664,057
                                                                 ---------        ---------

Commitments and contingencies

Partners' capital:
      Common Unitholders (24,631 units issued and outstanding)     103,680          105,549
      General Partner ........................................       1,924            1,888
      Deferred compensation ..................................     (11,567)         (11,567)
      Common Units held in trust, at cost ....................      11,567           11,567
      Unearned compensation ..................................      (1,924)          (1,211)
      Accumulated other comprehensive (loss) .................     (84,394)         (47,277)
                                                                 ---------        ---------
                Total partners' capital ......................      19,286           58,949
                                                                 ---------        ---------
                Total liabilities and partners' capital ......   $ 700,146        $ 723,006
                                                                 =========        =========





The accompanying notes are an integral part of these consolidated financial statements.

                                      F-3



                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit amounts)




                                                                                 Year Ended
                                                               -----------------------------------------------
                                                               September 28,    September 29,    September 30,
                                                                   2002             2001             2000
                                                               -------------    -------------    -------------

Revenues
  Propane ...................................................    $ 570,280        $ 839,607        $ 753,931
  Other .....................................................       94,825           91,929           87,373
                                                                 ---------        ---------        ---------
                                                                   665,105          931,536          841,304

Costs and expenses
  Cost of products sold .....................................      289,055          510,313          476,176
  Operating .................................................      234,140          258,735          228,495
  General and administrative ................................       30,771           32,511           28,629
  Depreciation and amortization .............................       29,693           38,502           38,772
  Gain on sale of storage facility ..........................       (6,768)            --               --
  Gain on sale of assets ....................................         --               --            (10,328)
                                                                 ---------        ---------        ---------
                                                                   576,891          840,061          761,744
                                                                 ---------        ---------        ---------

Income before interest expense and provision for income taxes       88,214           91,475           79,560
Interest expense, net .......................................       33,987           37,590           40,794
                                                                 ---------        ---------        ---------

Income before provision for income taxes ....................       54,227           53,885           38,766
Provision for income taxes ..................................          703              375              234
                                                                 ---------        ---------        ---------
Net income ..................................................    $  53,524        $  53,510        $  38,532
                                                                 =========        =========        =========

General Partner's interest in net income ....................    $   1,362        $   1,048        $     771
                                                                 ---------        ---------        ---------
Limited Partners' interest in net income ....................    $  52,162        $  52,462        $  37,761
                                                                 =========        =========        =========

Net income per unit - basic .................................    $    2.12        $    2.14        $    1.70
                                                                 =========        =========        =========
Weighted average number of units outstanding - basic ........       24,631           24,514           22,275
                                                                 ---------        ---------        ---------

Net income per unit - diluted ...............................    $    2.12        $    2.14        $    1.70
                                                                 =========        =========        =========
Weighted average number of units outstanding - diluted ......       24,665           24,530           22,275
                                                                 ---------        ---------        ---------


















The accompanying notes are an integral part of these consolidated financial statements.

                                      F-4


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                                                                  Year Ended
                                                                                -----------------------------------------------
                                                                                September 28,    September 29,    September 30,
                                                                                    2002             2001             2000
                                                                                -------------    -------------    -------------
Cash flows from operating activities:
     Net income .............................................................     $  53,524        $  53,510        $  38,532
     Adjustments to reconcile net income to net cash
      provided by operations:
          Depreciation expense ..............................................        27,857           28,517           29,142
          Amortization of intangible assets .................................         1,836            9,985            9,630
          Amortization of unearned compensation .............................           985              440              215
          (Gain) on disposal of property, plant and
            equipment, net ..................................................          (546)          (3,843)         (11,313)
          (Gain) on sale of storage facility ................................        (6,768)            --               --
     Changes in assets and liabilities, net of acquisitions
      and dispositions:
          Decrease/(increase) in accounts receivable ........................         9,635           18,601          (21,072)
          Decrease/(increase) in inventories ................................         5,402             (260)          (6,016)
          (Increase)/decrease in prepaid expenses and
             other current assets ...........................................        (2,526)           1,699           (2,504)
          (Decrease)/increase in accounts payable ...........................       (10,862)         (21,109)          19,726
          (Decrease)/increase in accrued employment
             and benefit costs ..............................................        (8,518)          10,969             (650)
          Increase/(decrease) in accrued interest ...........................           348              147              (79)
          (Decrease)/increase in other accrued liabilities ..................        (1,153)           4,635            4,403
          Net change in other noncurrent assets and liabilities .............          (439)          (1,453)            (547)
                                                                                  ---------        ---------        ---------
                Net cash provided by operating activities ...................        68,775          101,838           59,467
                                                                                  ---------        ---------        ---------
Cash flows from investing activities:
      Capital expenditures ..................................................       (17,464)         (23,218)         (21,250)
      Acquisitions ..........................................................          --               --            (98,012)
      Proceeds from sale of property, plant and equipment, net ..............        10,613            5,311           20,195
                                                                                  ---------        ---------        ---------
                Net cash (used in) investing activities .....................        (6,851)         (17,907)         (99,067)
                                                                                  ---------        ---------        ---------
Cash flows from financing activities:
      Long-term debt (repayments)/borrowings, net ...........................          (408)         (44,428)          89,659
      Short-term debt (repayments)/borrowings, net ..........................          --             (6,500)           3,750
      Credit agreement fees .................................................          --               (730)          (3,123)
      Net proceeds from public offering .....................................          --             47,079             --
      Partnership distributions .............................................       (57,055)         (54,503)         (47,433)
                                                                                  ---------        ---------        ---------
                Net cash (used in)/provided by financing activities..........       (57,463)         (59,082)          42,853
                                                                                  ---------        ---------        ---------
Net increase in cash and cash equivalents ...................................         4,461           24,849            3,253
Cash and cash equivalents at beginning of year ..............................        36,494           11,645            8,392
                                                                                  ---------        ---------        ---------
Cash and cash equivalents at end of year ....................................        40,955           36,494           11,645
                                                                                  =========        =========        =========

Supplemental disclosure of cash flow information:
    Cash paid for interest ..................................................     $  34,134        $  37,774        $  40,944
                                                                                  =========        =========        =========
    Non-cash adjustment for minimum pension liability .......................     $  37,800        $  47,277        $    --
                                                                                  =========        =========        =========






The accompanying notes are an integral part of these consolidated financial statements.

                                      F-5


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (in thousands)






                                                                                                         Common
                                                 Number of       Common       General      Deferred      Units Held      Unearned
                                                Common Units    Unitholder    Partner    Compensation    in Trust      Compensation
                                                ------------    ----------    -------    ------------    --------      ------------

Balance at September  25, 1999 ..............        22,235      $ 66,342    $ 2,044       $ (10,712)   $ 10,712           $   --
Net income ..................................                      37,761        771
Other comprehensive income:
   Unrealized gain on securities ............

Comprehensive income ........................

Partnership distributions ...................                     (46,484)      (949)
Grants issued under Compensation
   Deferral Plan ............................            43           855                       (855)        855               (855)
Amortization of Compensation
  Deferral Plan .............................            --            --         --              --          --                215
                                                ------------    ----------    -------    ------------    --------      ------------

Balance at September 30, 2000 ...............        22,278        58,474      1,866         (11,567)     11,567               (640)
Net income ..................................                      52,462      1,048
Other comprehensive income:
   Unrealized holding loss ..................
  Less: Reclassification adjustment
    for gains included in net income ........
   Minimum pension liability adjustment .....

Comprehensive income ........................

Partnership distributions ...................                     (53,477)    (1,026)
Sale of Common Units under
  public offering, net of expenses ..........         2,353        47,079
Grants issued under Restricted
  Unit Plan, net of forfeitures .............                       1,011                                                    (1,011)
Amortization of Compensation
  Deferral Plan .............................                                                                                   212
Amortization of Restricted
  Unit Plan, net of forfeitures .............            --            --         --              --          --                228
                                                ------------    ----------    -------    ------------    --------      ------------

Balance at September  29, 2001 ..............        24,631       105,549      1,888         (11,567)     11,567             (1,211)
Net income ..................................                      52,162      1,362
Other comprehensive income:
  Net unrealized gains on cash flow hedges ..
  Less: Reclassification of realized
      gains on cash flow hedges into earnings
  Minimum pension liability adjustment ......

Comprehensive income ........................

Partnership distributions ...................                     (55,729)    (1,326)
Grants issued under Restricted
  Unit Plan, net of forfeitures .............                       1,698                                                    (1,698)
Amortization of Compensation
  Deferral Plan .............................                                                                                   382
Amortization of Restricted
  Unit Plan, net of forfeitures .............            --            --         --              --          --                603
                                                ------------    ----------    -------    ------------    --------      ------------

Balance at September 28, 2002 ...............        24,631     $ 103,680    $ 1,924       $ (11,567)   $ 11,567           $ (1,924)
                                                ============    ==========    =======    ============    ========      ============


                                                  Accumulated
                                                     Other
                                                    Compre-          Total      Compre-
                                                    hensive        Partners'    hensive
                                                 (Loss)/Income      Capital     Income
                                                 -------------      -------     -------

Balance at September  25, 1999 ..............         $   --      $ 68,386
Net income ..................................                       38,532    $ 38,532
Other comprehensive income:
   Unrealized gain on securities ............          2,129         2,129       2,129
                                                                              --------
Comprehensive income ........................                                 $ 40,661
                                                                              ========
Partnership distributions ...................                      (47,433)
Grants issued under Compensation
   Deferral Plan ............................                           --
Amortization of Compensation
  Deferral Plan .............................             --           215
                                                -------------       -------

Balance at September 30, 2000 ...............          2,129        61,829
Net income ..................................                       53,510    $ 53,510
Other comprehensive income:
   Unrealized holding loss ..................         (1,046)       (1,046)     (1,046)
  Less: Reclassification adjustment
    for gains included in net income ........         (1,083)       (1,083)     (1,083)
   Minimum pension liability adjustment .....        (47,277)      (47,277)    (47,277)
                                                                              --------
Comprehensive income ........................                                 $  4,104
                                                                              ========
Partnership distributions ...................                      (54,503)
Sale of Common Units under
  public offering, net of expenses ..........                       47,079
Grants issued under Restricted
  Unit Plan, net of forfeitures .............                           --
Amortization of Compensation
  Deferral Plan .............................                          212
Amortization of Restricted
  Unit Plan, net of forfeitures .............             --           228
                                                -------------       -------

Balance at September  29, 2001 ..............        (47,277)       58,949
Net income ..................................                       53,524    $ 53,524
Other comprehensive income:
  Net unrealized gains on cash flow hedges ..            838           838         838
  Less: Reclassification of realized
      gains on cash flow hedges into earnings           (155)         (155)       (155)
  Minimum pension liability adjustment ......        (37,800)      (37,800)    (37,800)
                                                                              --------
Comprehensive income ........................                                 $ 16,407
                                                                              ========
Partnership distributions ...................                      (57,055)
Grants issued under Restricted
  Unit Plan, net of forfeitures .............                           --
Amortization of Compensation
  Deferral Plan .............................                          382
Amortization of Restricted
  Unit Plan, net of forfeitures .............             --           603
                                                -------------       -------

Balance at September 28, 2002 ...............      $ (84,394)     $ 19,286
                                                =============       =======




The accompanying notes are an integral part of these consolidated financial statements.


                                      F-6

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per unit amounts)

1.   PARTNERSHIP ORGANIZATION AND FORMATION

Suburban Propane Partners, L.P. (the "Partnership") was formed on December 19, 1995 as a Delaware limited partnership. The Partnership and its subsidiary, Suburban Propane, L.P. (the "Operating Partnership"), were formed to acquire and operate the propane business and assets of Suburban Propane, a division of Quantum Chemical Corporation (the "Predecessor Company"). In addition, Suburban Sales & Service, Inc. (the "Service Company"), a subsidiary of the Operating Partnership, was formed to acquire and operate the service work and appliance and parts businesses of the Predecessor Company. The Partnership, the Operating Partnership and the Service Company commenced operations on March 5, 1996 (the "Closing Date") upon consummation of an initial public offering of 21,562,500 common units representing limited partner interests in the Partnership (the "Common Units"), the private placement of $425,000 aggregate principal amount of Senior Notes due 2011 issued by the Operating Partnership and the transfer of all the propane assets (excluding the net accounts receivable balance) of the Predecessor Company to the Operating Partnership and the Service Company.

On January 5, 2001, Suburban Holdings, Inc., a subsidiary of the Operating Partnership, was formed to hold the stock of Gas Connection, Inc., Suburban @ Home, Inc. and Suburban Franchising, Inc. Gas Connection, Inc. (d/b/a HomeTown Hearth & Grill) sells and installs natural gas and propane gas grills, fireplaces and related accessories and supplies; Suburban @ Home, Inc. sells, installs, services and repairs a full range of heating and air conditioning products; and Suburban Franchising, Inc. creates and develops propane related franchising business opportunities. The Partnership, the Operating Partnership, the Service Company, Suburban Holdings, Inc. and its subsidiaries are collectively referred to hereinafter as the "Partnership Entities."

From the Closing Date through May 26, 1999, Suburban Propane GP, Inc. (the "Former General Partner"), a wholly-owned indirect subsidiary of Millennium Chemicals, Inc., served as the general partner of the Partnership and Operating Partnership owning a 1% general partner interest in the Partnership and a 1.0101% general partner interest in the Operating Partnership. In addition, the Former General Partner owned a 24.4% limited partner interest evidenced by 7,163,750 Subordinated Units and a special limited partner interest in the Partnership.

On May 26, 1999, the Partnership completed a recapitalization (the "Recapitalization") which included the redemption of the Subordinated Units and special limited partner interest from the Former General Partner, and the substitution of Suburban Energy Services Group LLC (the "General Partner") as the new general partner of the Partnership and the Operating Partnership following the General Partner's purchase of the combined 2.0101% general partner interests for $6,000 in cash. The General Partner is owned by senior management of the Partnership and, following the public offering discussed in Note 13, owns a combined 1.89% general partner interest in the Partnership and the Operating Partnership.

The Partnership Entities are engaged in the retail and wholesale marketing of propane and related appliances and services. The Partnership serves approximately 750,000 active residential, commercial, industrial and agricultural customers from approximately 330 customer service centers in over 40 states. The Partnership's operations are concentrated in the east and west coast regions of the United States. No single customer accounted for 10% or more of the Partnership's revenues during fiscal 2002, 2001 or 2000. During fiscal 2002 and 2001, three suppliers provided approximately 49% and 47%, respectively, of the Partnership's total domestic propane supply. The Partnership believes that, if supplies from any of these three suppliers were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Partnership Entities. All significant intercompany transactions and account balances have been eliminated.

FISCAL PERIOD. The Partnership's fiscal year ends on the last Saturday nearest to September 30. As fiscal 2000 ended on Saturday, September 30, 2000, fiscal 2000 includes 53 weeks of operations compared to 52 weeks in each of fiscal 2002 and fiscal 2001.

REVENUE RECOGNITION. Sales of propane are recognized at the time product is delivered to the customer. Revenue from the sale of appliances and equipment is recognized at the time of sale or when installation is complete, as applicable. Revenue from repair and maintenance activities is recognized upon completion of the service.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates have been made by management in the areas of insurance and litigation reserves, pension and other postretirement benefit liabilities and costs, valuation of derivative instruments, asset valuation assessment, as well as the allowance for doubtful accounts. Actual results could differ from those estimates, making it reasonably possible that a change in these estimates could occur in the near term.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Partnership is exposed to the impact of market fluctuations in the commodity price of propane. The Partnership routinely uses commodity futures, forward and option contracts to hedge its commodity price risk and to ensure supply during periods of high demand. All derivative instruments are reported on the balance sheet, within other current assets or other current liabilities, at their fair values. On the date that futures, forward and option contracts are entered into, the Partnership makes a determination as to whether the derivative instrument qualifies for designation as a hedge. Prior to March 31, 2002, the Partnership determined that its derivative instruments did not qualify as hedges and, as such, the changes in fair values were recorded in income. Beginning with contracts entered into subsequent to March 31, 2002, a portion of the derivative instruments entered into by the Partnership have been designated and qualify as cash flow hedges. For derivative instruments designated as cash flow hedges, the Partnership formally assesses, both at the hedge contract's inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income (loss) to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of products sold immediately. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings.

LONG-LIVED ASSETS.  Long-lived assets include:

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. Expenditures for maintenance and routine repairs are expensed as incurred while betterments are capitalized as additions to the related assets and depreciated over the asset's remaining useful life. The Partnership capitalizes costs incurred in the acquisition and modification of computer software used internally, including consulting fees and costs of employees dedicated solely to a specific project. At the time assets are retired, or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized within operating expenses. Depreciation is determined for related groups of assets under the straight-line method based upon their estimated useful lives as follows:

  Buildings                                                     40 Years
  Building and land improvements                             10-40 Years
  Transportation equipment                                    4-30 Years
  Storage facilities                                            20 Years
  Equipment, primarily tanks and cylinders                    3-40 Years
  Computer software                                            3-5 Years

GOODWILL. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Effective September 30, 2001, the beginning of the Partnership's 2002 fiscal year, the Partnership elected to early adopt the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). As a result of the adoption of SFAS 142, goodwill is no longer amortized to expense, rather is subject to an impairment review at a reporting unit level, at least annually.

OTHER INTANGIBLE ASSETS. Other intangible assets consist primarily of non-compete agreements which are amortized under the straight-line method over the periods of the related agreements, ending periodically between fiscal years 2003 and 2011.

The Partnership reviews the recoverability of long-lived assets when circumstances indicate that the carrying amount of the asset may not be recoverable and the undiscounted cash flows estimated to be generated by these assets under various assumptions are less than the carrying amounts of those assets. When necessary, impairment losses are measured and recorded by comparing the estimated fair value of the assets to their carrying amount. No impairment of long-lived assets was required during fiscal year 2002, 2001 or 2000.

ACCRUED INSURANCE. Accrued insurance represents the estimated costs of known and anticipated or unasserted claims under the Partnership's general and product, workers' compensation and automobile insurance policies. Accrued insurance provisions for unasserted claims arising from unreported incidents are based on an analysis of historical claims data. For each claim, the Partnership records a self-insurance provision up to the estimated amount of the probable claim or the amount of the deductible, whichever is lower, utilizing actuarially determined loss development factors applied to actual claims data. Claims are generally settled within 5 years of origination.

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

UNIT-BASED COMPENSATION. The Partnership accounts for unit-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Upon award of restricted units under the Partnership's Restricted Unit Plan, unearned compensation equivalent to the market price of the Restricted Units on the date of grant is established as a reduction of partners' capital. The unearned compensation is amortized ratably to expense over the restricted periods. The Partnership follows the disclosure only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Pro forma net income and net income per limited partner unit under the fair value method of accounting for Restricted Units under SFAS 123 would be the same as reported net income and net income per limited partner unit.

NET INCOME PER UNIT. Basic net income per limited partner unit is computed by dividing net income, after deducting the General Partner's approximate 2% interest, by the weighted average number of outstanding Common Units. Diluted net income per limited partner unit is computed by dividing net income, after deducting the General Partner's approximate 2% interest, by the weighted average number of outstanding Common Units and time vested Restricted Units granted under the 2000 Restricted Unit Plan. In computing diluted net income per unit, weighted average units outstanding used to compute basic net income per unit were increased by 34,000 units and 16,000 units for the years ended September 28, 2002 and September 29, 2001, respectively, to reflect the potential dilutive effect of the time vested Restricted Units outstanding using the treasury stock method. Net income is allocated to the Common Unitholders and the General Partner in accordance with their respective Partnership ownership interests, after giving effect to any priority income allocations for incentive distributions allocated to the General Partner.

COMPREHENSIVE INCOME. The Partnership reports comprehensive income (the total of net income and all other non-owner changes in partners' capital) within the consolidated statement of partners' capital. Comprehensive income includes unrealized gains and losses on derivative instruments accounted for as cash flow hedges, unrealized gains and losses on equity securities classified as available-for-sale and minimum pension liability adjustments.

RECENTLY ISSUED ACCOUNTING STANDARDS. In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. Accretion expense and depreciation expense related to the liability and capitalized asset retirement costs, respectively, would be recorded in subsequent periods. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Partnership does not anticipate that adoption of this standard will have a material impact, if any, on its consolidated financial position, results of operations or cash flows.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 applies to all long-lived assets, including discontinued operations, and provides guidance on the measurement and recognition of impairment charges for assets to be held and used, assets to be abandoned and assets to be disposed of by sale. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 is effective for fiscal years beginning after December 15, 2001. The provisions of this standard are to be applied prospectively. The Partnership does not anticipate that adoption of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, pursuant to SFAS 145, an entity would not be prohibited from classifying such gains and losses as extraordinary items under certain circumstances. SFAS 145 also makes several other technical corrections to existing pronouncements that may change accounting practice. SFAS 145 is effective for transactions occurring after May 15, 2002. Based on the nature of transaction covered by this new standard, the standard did not have an impact on the Partnership's consolidated financial position or consolidated results of operations as of and for the year ended September 28, 2002. The provisions of this standard will be reviewed on an ongoing basis, as applicable.

On June 28, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. The provisions of this standard will be reviewed by the Partnership on an ongoing basis, as applicable.

RECLASSIFICATIONS. Certain prior period amounts have been reclassified to conform with the current period presentation.

3.   DISTRIBUTIONS OF AVAILABLE CASH

The Partnership makes distributions to its partners approximately 45 days after the end of each fiscal quarter of the Partnership in an aggregate amount equal to its Available Cash for such quarter. Available Cash, as defined in the Second Amended and Restated Partnership Agreement, generally means all cash on hand at the end of the respective fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. These reserves are retained for the proper conduct of the Partnership's business, the payment of debt principal and interest and for distributions during the next four quarters. Distributions by the Partnership in an amount equal to 100% of its Available Cash will generally be made 98.11% to the Common Unitholders and 1.89% to the General Partner, subject to the payment of incentive distributions to the General Partner to the extent the quarterly distributions exceed a target distribution of $0.55 per Common Unit.

As defined in the Second Amended and Restated Partnership Agreement, the General Partner has certain Incentive Distribution Rights ("IDRs") which represent an incentive for the General Partner to increase distributions to Common Unitholders in excess of the target quarterly distribution of $0.55 per Common Unit. With regard to the first $0.55 quarterly distributions paid in any given quarter, 98.11% of the Available Cash is distributed to the Common Unitholders and 1.89% is distributed to the General Partner. With regard to the balance of quarterly distributions in excess of the $0.55 per Common Unit target distribution, 85% of the Available Cash is distributed to the Common Unitholders and 15% is distributed to the General Partner.

The following summarizes the quarterly distributions per Common Unit declared and paid for each of the quarters in the three fiscal years in the period ended September 28, 2002:

                              September 28,   September 29,   September 30,
                                  2002            2001            2000
                              -------------   -------------   -------------

     First Quarter                $ 0.5625        $ 0.5375        $ 0.5250
     Second Quarter                 0.5625          0.5500          0.5250
     Third Quarter                  0.5750          0.5500          0.5250
     Fourth Quarter               $ 0.5750        $ 0.5625        $ 0.5375


On October 23, 2002, the Partnership declared a quarterly distribution of $0.5750 per Common Unit, or $2.30 on an annualized basis, for the fourth quarter of fiscal 2002 that was paid on November 12, 2002 to holders of record on November 4, 2002. This quarterly distribution includes incentive distributions payable to the General Partner to the extent the quarterly distribution exceeds $0.55 per Common Unit, pursuant to the IDRs provided for in the Second Amended and Restated Partnership Agreement.

4.   ADOPTION OF NEW ACCOUNTING STANDARD

Effective September 30, 2001, the beginning of the Partnership's 2002 fiscal year, the Partnership elected to early adopt the provisions of SFAS 142 which modifies the financial accounting and reporting for goodwill and other intangible assets, including the requirement that goodwill and certain intangible assets no longer be amortized. This new standard also requires a transitional impairment review for goodwill, as well as an annual impairment review, to be performed on a reporting unit basis. As a result of the adoption of SFAS 142, amortization expense for the year ended September 28, 2002 decreased by $7,416 compared to the year ended September 29, 2001 due to the lack of amortization expense related to goodwill. Aside from this change in accounting for goodwill, no other change in accounting for intangible assets was required as a result of the adoption of SFAS 142 based on the nature of the Partnership's intangible assets. In accordance with SFAS 142, the Partnership completed its transitional impairment review and, as the fair values of identified reporting units exceeded the respective carrying values, goodwill was not considered impaired as of the date of adoption of SFAS 142 nor as of September 28, 2002.

The following table reflects the effect of the adoption of SFAS 142 on net income and net income per unit as if SFAS 142 had been in effect for the periods presented:


                                        September 28,   September 29,   September 30,
                                            2002            2001            2000
                                        -------------   -------------   -------------
Net income:
    As reported ......................   $   53,524      $   53,510      $   38,532
    Goodwill amortization ............         --             7,416           7,292
                                         ----------      ----------      ----------
    As adjusted ......................   $   53,524      $   60,926      $   45,824
                                         ==========      ==========      ==========

Basic and diluted net income per unit:
    As reported ......................   $     2.12      $     2.14      $     1.70
    Goodwill amortization ............         --              0.29            0.32
                                         ----------      ----------      ----------
    As adjusted ......................   $     2.12      $     2.43      $     2.02
                                         ==========      ==========      ==========


Other intangible assets at September 28, 2002 and September 29, 2001 consist primarily of non-compete agreements with a gross carrying amount of $4,240 and $4,540, respectively, and accumulated amortization of $2,766 and $2,550, respectively. These non-compete agreements are amortized under the straight-line method over the periods of the agreements, ending periodically between fiscal years 2003 and 2011. Aggregate amortization expense related to other intangible assets for the years ended September 28, 2002, September 29, 2001 and September 30, 2000 was $498, $563 and $597, respectively.

Aggregate amortization expense related to other intangible assets for each of the five succeeding fiscal years as of September 28, 2002 is as follows: 2003 - $427; 2004 - $360; 2005 - $303; 2006 - $232; and, 2007 - $75.

For the year ended September 28, 2002, the net carrying amount of goodwill decreased by $529 as a result of the sale of certain assets during the period.

5.   RELATED PARTY TRANSACTION

In connection with the Partnership's recapitalization in 1999, the General Partner acquired the general partner interests from Millennium Chemicals Inc. for $6,000 (the "GP Loan") which was borrowed under a private placement with Mellon Bank N.A. ("Mellon"). In connection with the GP Loan, the Operating Partnership entered into an agreement with Mellon under which the Operating Partnership was required (and had the right) to purchase the note evidencing the GP Loan in the event of a default under the GP Loan by the General Partner.

The Operating Partnership agreed to maintain sufficient borrowing availability under its available lines of credit to enable it to repurchase the GP Note in these circumstances. If the Operating Partnership elected or was required to purchase the GP Note from Mellon, the Operating Partnership had the right to cause up to all of the Common Units deposited by management in a trust under the Compensation Deferral Plan (amounting to 596,821 Common Units) to be forfeited and cancelled (and to cause all of the related distributions to be forfeited), regardless of the amount paid by the Operating Partnership to purchase the GP Note. As of September 29, 2001, the balance outstanding under the GP Loan was $1,895. In August 2002, the General Partner repaid the remaining balance of the GP Loan to Mellon and, as a result, all of the arrangements described above terminated.

6.   SELECTED BALANCE SHEET INFORMATION

Inventories consist of the following:


                                                 September 28,   September 29,
                                                     2002            2001
                                                 -------------   -------------

  Propane ...................................        $28,799         $33,080
  Appliances ................................          7,568           8,811
                                                     -------         -------
                                                     $36,367         $41,891
                                                     =======         =======

The Partnership enters into contracts to buy propane for supply purposes. Such contracts generally have terms of less than one year, with propane costs based on market prices at the date of delivery.

Property, plant and equipment consist of the following:


                                                 September 28,   September 29,
                                                     2002            2001
                                                 -------------   -------------

  Land and improvements .....................       $ 28,043        $ 28,490
  Buildings and improvements ................         57,245          56,276
  Transportation equipment ..................         46,192          52,973
  Storage facilities ........................         31,797          25,378
  Equipment, primarily tanks and cylinders ..        393,079         388,217
  Construction in progress ..................         11,935           9,060
                                                    --------        --------
                                                     568,291         560,394
  Less: accumulated depreciation ............        237,282         216,020
                                                    --------        --------
                                                    $331,009        $344,374
                                                    ========        ========


Depreciation expense for the years ended September 28, 2002, September 29, 2001 and September 30, 2000 amounted to $27,857, $28,517 and $29,142, respectively.

7.   LONG-TERM BORROWINGS

Long-term borrowings consist of the following:


                                                 September 28,   September 29,
                                                     2002            2001
                                                 -------------   -------------

Senior Notes, 7.54%, due June 30, 2011 ......       $382,500        $425,000
Senior Notes, 7.37%, due June 30, 2012 ......         42,500            --
Note payable, 8%, due in annual installments
   through 2006..............................          1,698           2,048
Amounts outstanding under Acquisition
   Facility of Revolving Credit Agreement ...         46,000          46,000
Other long-term liabilities .................             71             129
                                                    --------        --------
                                                     472,769         473,177
Less: current portion .......................         88,939          42,907
                                                    --------        --------
                                                    $383,830        $430,270
                                                    ========        ========


On the Closing Date, pursuant to a Senior Note Agreement (the "1996 Senior Note Agreement") the Operating Partnership issued $425,000 of Senior Notes (the "1996 Senior Notes") with an annual interest rate of 7.54%. The Operating Partnership's obligations under the 1996 Senior Note Agreement are unsecured and rank on an equal and ratable basis with the Operating Partnership's obligations under the Revolving Credit Agreement discussed below. The 1996 Senior Notes will mature June 30, 2011, and require semiannual interest payments which commenced June 30, 1996. The 1996 Senior Note Agreement requires that the principal be paid in equal annual payments of $42,500 starting July 1, 2002.

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

The Partnership intends to refinance the second annual principal payment of $42,500 during fiscal year 2003 and has initiated discussions with various third parties to reach a refinancing agreement with favorable terms to the Partnership. Alternatively, the Partnership currently expects that it will generate sufficient funds from operations to make the principal payment when it comes due.

On November 10, 1999, in connection with the acquisition of certain subsidiaries of SCANA Corporation (the "SCANA Acquisition"; see Note 14, Acquisition and Dispositions), the Partnership replaced its former Bank Credit Facilities, which had consisted of a $75,000 working capital facility and a $25,000 acquisition facility, with a new $175,000 Revolving Credit Agreement with a syndicate of banks led by Wachovia Bank, N.A. (f/k/a First Union National Bank), as Administrative Agent. Effective January 29, 2001, the Partnership amended its existing Revolving Credit Agreement, reducing the acquisition facility from $100,000 to $50,000 and extending the term to May 31, 2003. In addition, the covenant to maintain a minimum net worth was eliminated and the maximum ratio of consolidated total indebtedness to EBITDA (as defined in the amendment) was reduced from 5.10 to 1 to 5.00 to 1 from April 1, 2001 through May 31, 2003. The Partnership's working capital facility was retained at $75,000. Borrowings under the Revolving Credit Agreement bear interest at a rate based upon either LIBOR plus a margin, Wachovia Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .375% to .50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of September 28, 2002, the fee was .50%. The Partnership has initiated discussions with the Administrative Agent for the Revolving Credit Agreement in order to either renew or refinance the existing Revolving Credit Agreement on a long-term basis.

As of September 28, 2002 and September 29, 2001, $46,000 was outstanding under the acquisition facility of the Revolving Credit Agreement resulting from the SCANA Acquisition and there were no amounts outstanding under the working capital facility of the Revolving Credit Agreement. As of September 28, 2002, the Partnership had borrowing capacity of $4,000 under the acquisition facility and $75,000 under the working capital facility of the Revolving Credit Agreement. The weighted average interest rate associated with borrowings under the Revolving Credit Agreement was 3.67%, 6.98% and 8.04% for fiscal year 2002, 2001 and 2000, respectively.

The 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement contain various restrictive and affirmative covenants applicable to the Operating Partnership; including (a) maintenance of certain financial tests, including, but not limited to, a leverage ratio less than 5.0 to 1 and an interest coverage ratio in excess of 2.50 to 1, (b) restrictions on the incurrence of additional indebtedness, and (c) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Partnership was in compliance with all covenants and terms of the 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement as of September 28, 2002.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, the $425,000 of Senior Notes were capitalized within other assets and are being amortized on a straight-line basis over 15 years. Other assets at September 28, 2002 and September 29, 2001 include debt origination costs with a net carrying amount of $5,926 and $6,612, respectively. Aggregate amortization expense related to deferred debt origination costs included within depreciation and amortization expense for the years ended September 28, 2002, September 29, 2001 and September 30, 2000 was $1,338, $2,005 and $1,740, respectively.

The aggregate amounts of long-term debt maturities subsequent to September 28, 2002 are as follows: 2003 - $88,939; 2004 - $42,910; 2005 - $42,940; 2006 -
$42,980; 2007 - $42,500; and, thereafter - $212,500.

8.   RESTRICTED UNIT PLANS

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

In 1996, the Partnership adopted the 1996 Restricted Unit Award Plan (the "1996 Restricted Unit Plan") which authorized the issuance of Common Units with an aggregate value of $15,000 (731,707 Common Units valued at the initial public offering price of $20.50 per unit) to executives, managers and Elected Supervisors of the Partnership. According to the change of control provisions of the 1996 Restricted Unit Plan, all outstanding Restricted Units on the closing date of the Recapitalization vested and converted into Common Units. At the date of the Recapitalization, individuals who became members of the General Partner surrendered receipt of 553,896 Common Units, representing substantially all of their vested Restricted Units, in exchange for the right to participate in a new compensation deferral plan of the Partnership and the Operating Partnership (see
Note 9, Compensation Deferral Plan).

Following is a summary of activity in the Restricted Unit Plans:


                                                                Weighted Average
                                                                Grant Date Fair
                                                    Units        Value Per Unit
                                                 ------------   ----------------

Outstanding September 30, 2000 ..............          --             $   --
Awarded .....................................        78,228              20.66
Forfeited ...................................       (29,268)             20.66
                                                   --------           --------
Outstanding September 29, 2001 ..............        48,960              20.66
Awarded .....................................        66,298              26.63
Forfeited ...................................        (3,272)            (20.66)
                                                   --------           --------
Outstanding September 28, 2002 ..............       111,986           $  24.19
                                                   ========           ========


During the years ended September 28, 2002 and September 29, 2001, the Partnership amortized $603 and $228, respectively, of unearned compensation associated with the 2000 Restricted Unit Plan, net of forfeitures.

9.   COMPENSATION DEFERRAL PLAN

Effective May 26, 1999, in connection with the Partnership's Recapitalization, the Partnership adopted the Compensation Deferral Plan (the "Deferral Plan") which provided for eligible employees of the Partnership to defer receipt of all or a portion of the vested Restricted Units granted under the 1996 Restricted Unit Plan in exchange for the right to participate in and receive certain payments  under the  Deferral  Plan.  The  Deferral  Plan also  allows  eligible employees to defer receipt of Common Units subsequently granted by the Partnership under the Deferral Plan. The Partnership granted Common Units under the Deferral Plan only once. The Common Units granted under the Deferral Plan and related Partnership distributions were subject to forfeiture provisions such that (a) 100% of the Common Units would be forfeited if the grantee ceased to be employed prior to the third anniversary of the Recapitalization, (b) 75% would be forfeited if the grantee ceased to be employed after the third anniversary but prior to the fourth anniversary of the Recapitalization and (c) 50% would be forfeited if the grantee ceased to be employed after the fourth anniversary but prior to the fifth anniversary of the Recapitalization. All forfeiture provisions lapsed in August of 2002 upon the repayment of the GP Loan. Upon issuance of Common Units under the Deferral Plan, unearned compensation equivalent to the market value of the Common Units at the date of grant is recorded. The unearned compensation is amortized in accordance with the Deferral Plan's forfeiture provisions. The unamortized unearned compensation value is shown as a reduction of partners' capital in the accompanying consolidated balance sheets.

Senior management of the Partnership surrendered 553,896 Common Units, at the date of the Recapitalization, into the Deferral Plan. The Partnership deposited into a trust on behalf of these individuals 553,896 Common Units. During fiscal 2000, certain members of management deferred receipt of an additional 42,925 Common Units granted under the Deferral Plan, with a fair value of $19.91 per Common Unit at the date of grant, by depositing the units into the trust.
Pursuant to the Deferral Plan, these individuals deferred receipt of these Common Units and related distributions by the Partnership until the date the GP Loan (See Note 5, Related Party Transaction) was repaid in full or the seventh anniversary of the date of the Recapitalization was completed, whichever they may have chosen, but subject to the earlier distribution and forfeiture provisions of the Deferral Plan. As a result of the repayment of the remaining balance of the GP Loan in August 2002, the Common Units deposited into the trust are now eligible to be distributed to the participants.

As of September 28, 2002 and September 29, 2001, 596,821 Common Units were held in trust under the Deferral Plan. The value of the Common Units deposited in the trust and the related deferred compensation trust liability in the amount of $11,567 are reflected in the accompanying consolidated balance sheets as components of partners' capital. During the years ended September 28, 2002, September 29, 2001 and September 30, 2000, the Partnership amortized $382, $212 and $215, respectively, of unearned compensation associated with the Deferral Plan.

10.  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

DEFINED BENEFIT PLAN. The Partnership has a noncontributory defined benefit pension plan which was originally designed to cover all eligible employees of the Partnership who met certain requirements as to age and length of service. Effective January 1, 1998, the Partnership amended its noncontributory defined benefit pension plan to provide for a cash balance format as compared to a final average pay format which was in effect prior to January 1, 1998. The cash balance format is designed to evenly spread the growth of a participant's earned retirement benefit throughout his/her career as compared to the final average pay format, under which a greater portion of employee benefits were earned toward the latter stages of one's career. Effective January 1, 2000, participation in the noncontributory defined benefit pension plan was limited to eligible participants in existence on that date with no new participants eligible to participate in the plan. On September 20, 2002, the Board of Supervisors approved an amendment to the defined benefit pension plan whereby, effective January 1, 2003, future service credits will cease and eligible employees will receive interest credits only toward their ultimate retirement benefit.

Contributions, as needed, are made to a trust maintained by the Partnership. The trust's assets consist primarily of common stock, fixed income securities and real estate. Contributions to the defined benefit plan are made by the Partnership in accordance with the Employee Retirement Income Security Act of 1974 minimum funding standards plus additional amounts which may be determined from time to time.

DEFINED CONTRIBUTION PLAN. The Partnership has a defined contribution plan covering most employees. Contributions and costs are a percent of the participating employees' compensation. These amounts totaled $947, $4,560 and $1,908 for the years ended September 28, 2002, September 29, 2001 and September 30, 2000, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. The Partnership provides postretirement health care and life insurance benefits for certain retired employees. Partnership employees hired prior to July 1993 and that retired prior to March 1998 are eligible for such benefits if they reached a specified retirement age while working for the Partnership. Effective January 1, 2000, the Partnership terminated its postretirement benefit plan for all eligible employees retiring after March 1, 1998. All active and eligible employees who were to receive benefits under the postretirement plan subsequent to March 1, 1998, were provided a settlement by increasing their accumulated benefits under the cash balance pension plan, noted above. The Partnership does not fund its postretirement health care and life insurance benefit plans.

The following table provides a reconciliation of the changes in the benefit obligations and the fair value of the plan assets for each of the years ended September 28, 2002 and September 29, 2001 and a statement of the funded status for both years:


                                                                                  Other
                                                    Pension Benefits      Postretirement Benefits
                                                 ----------------------   -----------------------
                                                    2002         2001        2002         2001
                                                 ---------    ---------    ---------    ---------
Reconciliation of benefit obligations:
Benefit obligation at beginning of year ......   $ 167,187    $ 151,415    $  37,559    $  38,254
Service cost .................................       4,445        5,024           16          123
Interest cost ................................      11,581       11,034        2,574        2,794
Actuarial loss/(gain) ........................       8,700       15,875        3,852       (1,270)
Curtailment gain .............................      (1,812)        --           --           --
Benefits paid ................................     (15,403)     (16,161)      (2,865)      (2,342)
                                                 ---------    ---------    ---------    ---------
Benefit obligation at end of year ............   $ 174,698    $ 167,187    $  41,136    $  37,559
                                                 =========    =========    =========    =========

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year   $ 143,116    $ 177,051    $    --      $    --
Actual return on plan assets .................      (6,179)     (17,774)        --           --
Employer contributions .......................        --           --          2,865        2,342
Benefits paid ................................     (15,403)     (16,161)      (2,865)      (2,342)
                                                 ---------    ---------    ---------    ---------
Fair value of plan assets at end of year .....   $ 121,534    $ 143,116    $    --      $    --
                                                 =========    =========    =========    =========

Funded status:
Funded status at end of year .................   $ (53,164)   $ (24,071)   $ (41,136)   $ (37,559)
Unrecognized prior service cost ..............        --         (1,303)      (3,026)      (3,746)
Net unrecognized actuarial losses ............      85,077       58,948        8,060        4,249
Accumulated other comprehensive (loss) .......     (85,077)     (47,277)        --           --
                                                 ---------    ---------    ---------    ---------
Accrued benefit liability ....................     (53,164)     (13,703)     (36,102)     (37,056)
Less: Current portion ........................        --           --          2,818        2,535
                                                 ---------    ---------    ---------    ---------
Non-current benefit liability ................   $ (53,164)   $ (13,703)   $ (33,284)   $ (34,521)
                                                 =========    =========    =========    =========


As a result of continued declines in the United States capital markets during the majority of fiscal 2001 and 2002, the pension portfolio assets of the Partnership's defined benefit pension plan have experienced significant unrealized losses over the past two fiscal years. Additionally, the current low interest rate environment at the end of fiscal 2002 resulted in a reduction in the discount rate assumptions impacting the valuation of benefit obligations as of September 28, 2002. As a result of the unrealized losses in the pension portfolio assets and decline in valuation assumptions, the Partnership was required to adjust the accrued pension liability by $37,800 as of September 28, 2002. This adjustment for the minimum pension liability, coupled with the $47,277 adjustment required as of September 29, 2001 (the end of fiscal 2001), results in a cumulative adjustment of $85,077 which is offset by a reduction to accumulated other comprehensive (loss), a component of partners' capital.

In an effort to minimize future increases in the benefit obligations, the Partnership adopted an amendment to the defined benefit pension plan which will cease future service credits effective January 1, 2003. This amendment resulted in a curtailment gain of $1,093 included within the net periodic pension cost for the year ended September 28, 2002. Additionally, as a result of the amendment, as of September 28, 2002 there is no difference between the projected benefit obligation and the accumulated benefit obligation.

The following table provides the components of net periodic benefit costs for the years ended September 28, 2002 and September 29, 2001:



                                                                       Other
                                         Pension Benefits      Postretirement Benefits
                                      ----------------------   -----------------------
                                         2002         2001        2002         2001
                                      ---------    ---------    ---------    ---------

Service cost .....................     $  4,445     $  5,024     $     16     $    123
Interest cost ....................       11,581       11,034        2,574        2,794
Expected return on plan assets ...      (14,974)     (15,735)        --           --
Amortization of prior service cost         (210)        (210)        (720)        (721)
Curtailment gain .................       (1,093)        --           --           --
Recognized net actuarial loss ....        1,912         --             41          145
                                       --------     --------     --------     --------
Net periodic benefit cost ........     $  1,661     $    113     $  1,911     $  2,341
                                       ========     ========     ========     ========


Pension benefit income was ($189) and other postretirement benefit costs were $2,330 for the year ended September 30, 2000. The assumptions used in the measurement of the Partnership's benefit obligations are shown in the following table:



                                                                                  Other
                                             Pension Benefits            Postretirement Benefits
                                      -----------------------------   -----------------------------
                                      September 28,   September 29,   September 28,   September 29,
                                          2002            2001            2002            2001
                                      -------------   -------------   -------------   -------------


Weighted-average discount rate ...          6.75%           7.25%           6.75%           7.25%
Average rate of compensation
  increase........................          3.50%           3.50%             --             --
Weighted-average expected long-term
  rate of return on plan assets...          8.50%           9.50%             --             --




The accumulated postretirement benefit obligation was based on a 12% increase in the cost of covered health care benefits at September 28, 2002 and an 8% increase in the cost of covered health care benefits at September 29, 2001. The 12% increase in health care costs assumed at September 28, 2002 is assumed to decrease gradually to 5.00% in fiscal 2010 and to remain at that level thereafter. Increasing the assumed health care cost trend rates by 1.0% in each year would increase the Partnership's benefit obligation as of September 28, 2002 by approximately $1,552 and the aggregate of service and interest components of net periodic postretirement benefit expense for the year ended September 28, 2002 by approximately $119.

11.  FINANCIAL INSTRUMENTS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Partnership purchases propane at various prices that are eventually sold to its customers, exposing the Partnership to market fluctuations in the price of propane. A control environment has been established which includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instruments and hedging activities. The Partnership closely monitors the potential impacts of commodity price changes and, where appropriate, utilizes commodity futures, forward and option contracts to hedge its commodity price risk, to protect margins and to ensure supply during periods of high demand. Derivative instruments are used to hedge a portion of the Partnership's forecasted purchases for no more than one year in the future.

SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 ("SFAS 133") requires all derivatives (with certain exceptions), whether designated in hedging relationships or not, to be recorded on the consolidated balance sheet at fair value. SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges, either fair value hedges or cash flow hedges, allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Fair value hedges are derivative financial instruments that hedge the exposure to changes in the fair value of an asset or liability or an identified portion thereof attributable to a particular risk. Cash flow hedges are derivative financial instruments that hedge the exposure to variability in expected future cash flows attributable to a particular risk.

Since March 31, 2002, the Partnership's futures and forward contracts qualify and have been designated as cash flow hedges and, as such, the effective portions of changes in the fair value of these derivative instruments are recorded in other comprehensive income (loss) ("OCI") and are recognized in cost of products sold when the hedged item impacts earnings. As of September 28, 2002, unrealized gains on derivative instruments designated as cash flow hedges in the amount of $683 were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged forecasted transactions occur. However, due to the volatility of the commodities market, the corresponding value in OCI is subject to change prior to its impact on earnings.

Option contracts are not classified as hedges and, as such, changes in the fair value of these derivative instruments are recognized within operating expenses in the consolidated statement of operations as they occur. Additionally, prior to March 31, 2002, the Partnership's futures and forward contracts were not designated as cash flow hedges and the changes in fair value of these instruments were recognized in earnings as they occurred. For the year ended September 28, 2002, operating expenses included unrealized gains in the amount of $5,356 compared to unrealized losses of ($3,071) for the year ended September 29, 2001, attributable to changes in the fair value of derivative instruments not designated as hedges.

CREDIT RISK. The Partnership's principal customers are residential and commercial end users of propane served by approximately 330 customer service centers in over 40 states. No single customer accounted for more than 10% of revenues during fiscal 2002, 2001 or 2000 and no concentration of receivables exists at the end of fiscal 2002 or 2001.

Futures contracts are traded on and guaranteed by the New York Merchantile Exchange ("NYMEX") and as a result, have minimal credit risk. Futures contracts traded with brokers of the NYMEX require daily cash settlements in margin accounts. The Partnership is subject to credit risk with forward and option contracts entered into with various third parties to the extent the counterparties do not perform. The Partnership evaluates the financial condition of each counterparty with which it conducts business and establishes credit limits to reduce exposure to credit risk based on non-performance. The Partnership does not require collateral to support the contracts.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The fair value of cash and cash equivalents are not materially different from their carrying amounts because of the short-term nature of these instruments. The fair value of the Revolving Credit Agreement approximates the carrying value since the interest rates are periodically adjusted to reflect market conditions. Based on the current rates offered to the Partnership for debt of the same remaining maturities, the carrying value of the Partnership's Senior Notes approximates their fair market value.

12.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS. The Partnership leases certain property, plant and equipment, including portions of the Partnership's vehicle fleet, for various periods under noncancelable leases. Rental expense under operating leases was $25,452, $24,690 and $19,931 for the years ended September 28, 2002, September 29, 2001 and September 30, 2000, respectively.

Future minimum rental commitments under noncancelable operating lease agreements as of September 28, 2002 are as follows:

     FISCAL YEAR
     -----------
     2003                                                    $ 17,277
     2004                                                      15,076
     2005                                                      12,254
     2006                                                       9,761
     2007 and thereafter                                       11,822

CONTINGENCIES. As discussed in Note 2, the Partnership is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At September 28, 2002 and September 29, 2001, the Partnership had accrued insurance liabilities of $26,969 and $25,741, respectively, representing the total estimated losses under these self-insurance programs. The Partnership is also involved in various legal actions which have arisen in the normal course of business, including those relating to commercial transactions and product liability. Management believes, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership's financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insurance claims.

The Partnership is subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA, also known as the "Superfund" law, imposes joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a "hazardous substance" into the environment. Propane is not a hazardous substance within the meaning of CERCLA. However, the Partnership owns real property where such hazardous substances may exist.

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

13. PUBLIC OFFERING

On October 17, 2000, the Partnership sold 2,175,000 Common Units in a public offering at a price of $21.125 per Common Unit realizing proceeds of $43,500, net of underwriting commissions and other offering expenses. On November 14, 2000, following the underwriter's partial exercise of its over-allotment option, the Partnership sold an additional 177,700 Common Units at the same price, generating additional net proceeds of $3,600. The aggregate net proceeds of $47,100 were applied to reduce the Partnership's outstanding Revolving Credit Agreement borrowings. These transactions increased the total number of Common Units outstanding to 24,631,287. As a result of the public offering, the combined general partner interest in the Partnership was reduced from 2.0101% to 1.89% while the Common Unitholder interest in the Partnership increased from 98% to 98.11%.

14.  ACQUISITION AND DISPOSITIONS

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

On November 8, 1999, the Partnership acquired the assets of SCANA Propane Gas, Inc., SCANA Propane Storage, Inc., SCANA Propane Supply, Inc., USA Cylinder Exchange, Inc., and C&T Pipeline, LLC from SCANA Corporation for $86,000 plus working capital. SCANA Propane Gas, Inc. distributes approximately 20 million gallons annually and services more than 40,000 customers from 22 customer service centers in North and South Carolina. USA Cylinder Exchange, Inc. operates an automated 20-lb. propane cylinder refurbishing and refill center in Hartsville, South Carolina, selling to approximately 1,600 grocery and convenience stores in the Carolinas, Georgia and Tennessee. SCANA Propane Storage, Inc. owns a 60 million gallon storage cavern in Tirzah, South Carolina which is connected to the Dixie Pipeline by the 62 mile propane pipeline owned by C&T Pipeline, LLC. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets and liabilities based on their estimated fair values and the balance of $54,283 has been recorded as goodwill. Unaudited pro forma consolidated results after giving effect to the acquisition during the year ended September 30, 2000 would not have been materially different from the reported amounts for the year.

                   INDEX TO SUPPLEMENTAL FINANCIAL INFORMATION

                       SUBURBAN ENERGY SERVICES GROUP LLC


                                                                           PAGE
                                                                           ----

Report of Independent Accountants ..............................           F-24

Balance Sheets-September 28, 2002 and September 29, 2001........           F-25

Notes to Balance Sheets ........................................           F-26

                        REPORT OF INDEPENDENT ACCOUNTANTS






To the Stockholders of
Suburban Energy Services Group LLC:

In our opinion, the accompanying balance sheets present fairly, in all material respects, the financial position of Suburban Energy Services Group LLC at
September 28, 2002 and September 29, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets, assessing the accounting principles used and significant estimates made by management, and evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers LLP
Florham Park, NJ
October 23, 2002


                      SUBURBAN ENERGY SERVICES GROUP LLC

                                BALANCE SHEETS




                                                                               September 28,    September 29,
                                                                                   2002             2001
                                                                               -------------    -------------

ASSETS
Current assets:
    Cash and cash equivalents ...............................................    $    4,363       $    8,668
                                                                                 ----------       ----------
            Total current assets ............................................         4,363            8,668
Investment in Suburban Propane Partners, L.P. ...............................     1,924,003        1,888,492
Goodwill, net ...............................................................     3,112,560        3,112,560
                                                                                 ----------       ----------
             Total assets ...................................................    $5,040,926       $5,009,720
                                                                                 ==========       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of note payable .........................................    $     --         $1,600,000
    Accrued interest ........................................................          --             13,487
                                                                                 ----------       ----------
              Total current liabilities .....................................          --          1,613,487
Note payable ................................................................          --            295,000
                                                                                 ----------       ----------
               Total liabilities ............................................          --          1,908,487
                                                                                 ----------       ----------

Stockholders' equity:
      Common stock, $1 par value, 2,000 shares issued and outstanding .......         2,000            2,000
      Additional paid-in capital ............................................     3,405,108        2,790,886
      Retained earnings .....................................................     1,633,818          308,347
                                                                                 ----------       ----------
                Total stockholders' equity ..................................     5,040,926        3,101,233
                                                                                 ----------       ----------
                Total liabilities and stockholders' equity ..................    $5,040,926       $5,009,720
                                                                                 ==========       ==========


















The accompanying notes are an integral part of these balance sheets.

                                      F-25

                       SUBURBAN ENERGY SERVICES GROUP LLC
                             NOTES TO BALANCE SHEETS
                    SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

1.       ORGANIZATION AND FORMATION

Suburban Energy Services Group LLC (the "Company") was formed on October 26, 1998 as a limited liability company pursuant to the Delaware Limited Liability Company Act. The Company was formed to purchase the general partner interests in Suburban Propane Partners, L.P. (the "Partnership") from Suburban Propane GP, Inc. (the "Former General Partner"), a wholly-owned indirect subsidiary of Millennium Chemicals Inc., and become the successor general partner. The Company purchased a 1% general partner interest in the Partnership and a 1.0101% general partner interest in Suburban Propane, L.P., the Operating Partnership.

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

The Company acquired the general partner interests from Millennium Chemicals Inc. on May 26, 1999 (the "Closing Date") for $6,000,000, which was borrowed under a credit agreement with Mellon Bank, N.A. ("Mellon"). The Company is owned by senior management of Suburban Propane, L.P. Each owner has contributed their pro-rata share of $2,000 as their initial capital contribution. The Company repaid the $6,000,000 from the general partner distributions received from the Partnership and from capital contributions from its owners. On August 16, 2002, the Company repaid the remaining balance of the loan from Mellon.

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

INVESTMENT IN SUBURBAN PROPANE PARTNERS, L.P. As previously noted, the Company acquired a combined 2% general partner interest in the Partnership on the Closing Date which was subsequently reduced to 1.89%. The Company accounts for its investment under the equity method of accounting whereby the Company recognizes in income its share of net income of Suburban Propane Partners, L.P. consolidated net income (loss) and reduces its investment balance to the extent of partnership distributions the Company receives from Suburban Propane Partners, L.P.

GOODWILL. The Company recorded goodwill on the Closing Date of $3,305,340 representing the excess of the $6,000,000 purchase price over the carrying value of the General Partner's capital account reflected on the books of Suburban Propane Partners, L.P. Effective September 30, 2001, the beginning of the Company's 2002 fiscal year, the Company elected to early adopt the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and

Other Intangible Assets" ("SFAS 142"). SFAS 142 modifies the financial accounting and reporting for goodwill and other intangible assets, including the requirement that goodwill and certain intangible assets no longer be amortized. This new standard also requires a transitional impairment review for goodwill, as well as an annual impairment review. As a result of the adoption of SFAS 142, amortization expense for the year ended September 28, 2002 decreased by $82,620 compared to the year ended September 29, 2001 due to the lack of amortization expense related to goodwill. The Company's transitional impairment review did not result in the recognition of an impairment loss.

INCOME TAXES. For federal and state income tax purposes, the earnings and losses attributable to the Company are included in the tax returns of the individual stockholders. As a result, no recognition of income taxes has been reflected in the accompanying financial statements.

3.       NOTE PAYABLE

On the Closing Date, the Company borrowed $6,000,000 under a loan agreement (the "GP Loan") with Mellon to finance the purchase of the general partner interests held by the Former General Partner. The GP loan was secured by a pledge of the general partner interests held by the Company.

The GP Loan had a term of five years from the Closing Date and required interest to be paid at a rate equal to LIBOR plus 2% with such interest to be paid no less frequently than quarterly. The original GP Loan maturities as of September 30, 2000 were: $1,030,000 in 2001, $1,600,000 in 2002, $1,600,000 in 2003 and
$795,000 in 2004. During fiscal 2001, the Company prepaid a portion of the GP loan modifying the loan maturities to: $1,600,000 in 2002 and $295,000 in 2003.

Upon the occurrence and continuance of an event of default under the GP Loan, Mellon had the right to cause Suburban Propane, L.P. to purchase the note evidencing the GP Loan (the "GP Note"). Suburban Propane, L.P. had agreed to maintain borrowing availability under its available lines of credit, which would be sufficient to enable it to repurchase the GP Note in these circumstances. The GP Note also cross-defaulted to the obligations of Suburban Propane, L.P.'s obligations under its Senior Note Agreement and its Revolving Credit Agreement. Upon a GP Note default, Suburban Propane, L.P. also had the right to purchase the GP Note from Mellon.

As discussed above, the GP Loan was repaid in full on August 16, 2002 and, as a result, the arrangements described above terminated.

                      INDEX TO FINANCIAL STATEMENT SCHEDULE

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES




                                                                           PAGE
                                                                           ----


Schedule II     Valuation and Qualifying Accounts-Years Ended
                September 28, 2002, September 29, 2001 and
                September 30, 2000.                                        S-2


                                                                                                              SCHEDULE II
                                                                                                              ===========

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                       Balance at      Charged                                   Balance
                                       Beginning     to Costs and      Other                     at End
                                       of Period       Expenses      Additions    Deductions    of Period
                                       ----------    ------------    ---------    ----------    ---------

Year Ended September 30, 2000
-----------------------------

Allowance for doubtful accounts ....    $ 2,089          $ 3,137     $     --      $ (2,251)     $ 2,975
                                       ==========    ============    =========    ==========    =========


Year Ended September 29, 2001
-----------------------------

Allowance for doubtful accounts ....    $ 2,975          $ 5,328     $     --      $ (4,311)     $ 3,992
                                       ==========    ============    =========    ==========    =========


Year Ended September 28, 2002
-----------------------------

Allowance for doubtful accounts ....    $ 3,992          $ 1,147     $     --      $ (3,245)     $ 1,894
                                       ==========    ============    =========    ==========    =========



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

Suburban Holdings, Inc., a Delaware corporation

Gas Connection, Inc., an Oregon corporation

Suburban @ Home, Inc., a Delaware corporation

Suburban Franchising, Inc., a Nevada corporation

                                                                   EXHIBIT 23.1
                                                                   ------------


                       CONSENT OF INDEPENDENT ACCOUNTANTS


We  hereby  consent  to the  incorporation  by  reference  in  the  Registration
Statements  on Form  S-8 (No.  333-10197  and No.  333-72972)  and Form S-4 (No.
333-95077) of our report dated October 23, 2002 relating to the financial statements, which appears in the Suburban Propane Partners, L.P.'s Annual Report on Form 10-K for the year ended September 28, 2002. We also consent to the incorporation by reference of our report dated October 23, 2002 relating to the financial statement schedule, which appears in such Annual Report on Form 10-K. We also consent to the incorporation by reference in such registration statements of our report dated October 23, 2002 on the financial statements of Suburban Energy Services Group LLC, which appears in such Annual Report on Form 10-K.





PricewaterhouseCoopers LLP
Florham  Park, NJ
December 20, 2002