Form 10-Q
period 2002-12-28
SUBURBAN PROPANE PARTNERS LP
filed 2003-02-10
CIK 1005210

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

                For the quarterly period ended December 28, 2002

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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of February 3, 2003, 24,631,287 Common Units were outstanding.














================================================================================

================================================================================

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                     PART I                                Page
                                                                           ----
ITEM  1.  FINANCIAL STATEMENTS (UNAUDITED)
          Consolidated Balance Sheets as of December 28, 2002
          and September 28, 2002....................................         1

          Consolidated Statements of Operations for the three months
          ended December 28, 2002 and December 29, 2001.............         2

          Consolidated Statements of Cash Flows for the three months
          ended December 28, 2002 and December 29, 2001.............         3

          Consolidated Statement of Partners' Capital for the three
          months ended December 28, 2002............................         4

          Notes to Consolidated Financial Statements................         5

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............         9

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK...............................................        15

ITEM  4.  CONTROLS AND PROCEDURES...................................        17

                                     PART II
ITEM  1.  LEGAL PROCEEDINGS........................................         18

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K.........................         18

SIGNATURES.........................................................         19
CERTIFICATIONS.....................................................         20


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------

This Quarterly Report on Form 10-Q contains forward-looking statements ("Forward-Looking Statements") as defined in the Private Securities Litigation Reform Act of 1995 relating to the Partnership's future business expectations and predictions and financial condition and results of operations. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans" or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements ("Cautionary Statements"). The risks and uncertainties and their impact on the Partnership's operations include, but are not limited to, the following risks:

o    The impact of weather conditions on the demand for propane;
o    Fluctuations in the unit cost of propane;
o The ability of the Partnership to compete with other suppliers of propane and other energy sources;
o The impact on propane prices and supply of the political and economic instability of the oil producing nations and other general economic conditions;

o    The ability of the Partnership to retain customers;
o The impact of energy efficiency and technology advances on the demand for propane;
o    The ability of management to continue to control expenses;
o    The impact of regulatory developments on the Partnership's business;
o    The impact of legal proceedings on the Partnership's business;
o The Partnership's ability to implement its expansion strategy into new business lines and sectors; and
o    The Partnership's ability to integrate acquired businesses successfully.

Some of these Forward-Looking Statements are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report. On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings that the Partnership makes with the Securities and Exchange Commission, in press releases or in oral statements made by or with the approval of one of its authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking or Cautionary Statements, which reflect management's opinions only as of the date hereof. The Partnership undertakes no obligation to update any Forward-Looking or Cautionary Statement. All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports.



                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    December 28,  September 28,
                                                                        2002          2002
                                                                    ------------  -------------

ASSETS
Current assets:
    Cash and cash equivalents ....................................   $  32,181      $  40,955
    Accounts receivable, less allowance for doubtful accounts
       of $1,894 and $1,894, respectively ........................      70,642         33,002
    Inventories ..................................................      38,609         36,367
    Prepaid expenses and other current assets ....................       4,734          6,465
                                                                     ---------      ---------
            Total current assets .................................     146,166        116,789
Property, plant and equipment, net ...............................     327,060        331,009
Goodwill, net ....................................................     243,260        243,260
Other intangible assets, net .....................................       1,356          1,474
Other assets .....................................................       8,028          7,614
                                                                     ---------      ---------
             Total assets ........................................   $ 725,870      $ 700,146
                                                                     =========      =========


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable .............................................   $  40,936      $  27,412
    Accrued employment and benefit costs .........................      18,698         21,430
    Current portion of long-term borrowings ......................      88,882         88,939
    Accrued insurance ............................................       8,620          8,670
    Customer deposits and advances ...............................      21,916         26,125
    Accrued interest .............................................      16,694          8,666
    Other current liabilities ....................................       7,402          6,303
                                                                     ---------      ---------
              Total current liabilities ..........................     203,148        187,545
Long-term borrowings .............................................     383,824        383,830
Postretirement benefits obligation ...............................      33,428         33,284
Accrued insurance ................................................      18,338         18,299
Accrued pension liability ........................................      54,168         53,164
Other liabilities ................................................       4,795          4,738
                                                                     ---------      ---------
               Total liabilities .................................     697,701        680,860
                                                                     ---------      ---------

Commitments and contingencies

Partners' capital:
      Common Unitholders (24,631 units issued and outstanding) ...     113,409        103,680
      General Partner ............................................       2,145          1,924
      Deferred compensation ......................................     (11,567)       (11,567)
      Common Units held in trust, at cost ........................      11,567         11,567
      Unearned compensation ......................................      (2,936)        (1,924)
      Accumulated other comprehensive (loss) .....................     (84,449)       (84,394)
                                                                     ---------      ---------
                Total partners' capital ..........................      28,169         19,286
                                                                     ---------      ---------
                Total liabilities and partners' capital ..........   $ 725,870      $ 700,146
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



                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)




                                                                        Three Months Ended
                                                                    --------------------------
                                                                    December 28,  December 29,
                                                                        2002          2001
                                                                    -----------   ------------

Revenues
  Propane ...................................................        $179,324       $153,856
  Other .....................................................          27,043         28,008
                                                                     --------       --------
                                                                      206,367        181,864

Costs and expenses
  Cost of products sold .....................................          95,459         79,944
  Operating .................................................          62,674         57,652
  General and administrative ................................           9,021          7,207
  Depreciation and amortization .............................           7,320          7,586
                                                                     --------       --------
                                                                      174,474        152,389

Income before interest expense and provision
for income taxes.............................................          31,893         29,475
Interest expense, net .......................................           8,509          8,724
                                                                     --------       --------

Income before provision for income taxes ....................          23,384         20,751
Provision for income taxes ..................................             130            138
                                                                     --------       --------
Net income ..................................................        $ 23,254       $ 20,613
                                                                     ========       ========

General Partner's interest in net income ....................        $    591       $    390
                                                                     --------       --------
Limited Partners' interest in net income ....................        $ 22,663       $ 20,223
                                                                     ========       ========

Net income per unit - basic .................................        $   0.92       $   0.82
                                                                     --------       --------
Weighted average number of units outstanding - basic ........          24,631         24,631
                                                                     --------       --------

Net income per unit - diluted ...............................        $   0.92       $   0.82
                                                                     --------       --------
Weighted average number of units outstanding - diluted ......          24,679         24,652
                                                                     --------       --------




The accompanying notes are an integral part of these consolidated financial statements.



                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                        Three Months Ended
                                                                    --------------------------
                                                                    December 28,  December 29,
                                                                        2002          2001
                                                                    ------------  ------------
Cash flows from operating activities:
     Net income ...............................................       $ 23,254      $ 20,613
     Adjustments to reconcile net income to net cash
      provided by operations:
          Depreciation expense ................................          6,856         7,130
          Amortization of intangible assets ...................            464           456
          Amortization of unearned compensation ...............            217           163
          (Gain) on disposal of property, plant and
            equipment, net ....................................           (346)          (13)
     Changes in assets and liabilities, net of dispositions:
          (Increase) in accounts receivable ...................        (37,640)      (18,937)
          (Increase) in inventories ...........................         (2,242)       (1,539)
          Decrease in prepaid expenses and
            other current assets ..............................          1,670           103
          Increase/(decrease) in accounts payable .............         13,524        (4,449)
          (Decrease) in accrued employment
            and benefit costs .................................         (2,732)       (9,331)
          Increase in accrued interest ........................          8,028         8,581
          (Decrease) in other accrued liabilities .............         (3,159)         (302)
          Net change in other noncurrent assets and liabilities            484           946
                                                                      --------      --------
               Net cash provided by operating activities ......          8,378         3,421
                                                                      --------      --------
Cash flows from investing activities:
      Capital expenditures ....................................         (3,254)       (5,216)
      Proceeds from sale of property, plant and equipment, net             693         1,198
                                                                      --------      --------
               Net cash (used in) investing activities ........         (2,561)       (4,018)
                                                                      --------      --------
Cash flows from financing activities:
      Long-term debt repayments ...............................            (58)         --
      Partnership distributions ...............................        (14,533)      (14,168)
                                                                      --------      --------
               Net cash (used in) financing activities ........        (14,591)      (14,168)
                                                                      --------      --------
Net (decrease) in cash and cash equivalents ...................         (8,774)      (14,765)
Cash and cash equivalents at beginning of period ..............         40,955        36,494
                                                                      --------      --------
Cash and cash equivalents at end of period ....................       $ 32,181      $ 21,729
                                                                      --------      --------




The accompanying notes are an integral part of these consolidated financial statements.



                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)
                                   (UNAUDITED)





                                                                                                             Accumulated
                                                                                     Common                    Other        Total
                                   Number of     Common      General   Deferred     Units in    Unearned    Comprehensive  Partners'
                                  Common Units  Unitholders  Partner  Compensation   Trust    Compensation    (Loss)       Capital
                                  ------------  -----------  -------  ------------  --------  ------------  -------------  --------

Balance at September  28, 2002...       24,631    $ 103,680  $ 1,924      $(11,567)  $11,567       $(1,924)      $(84,394)  $19,286

Net income ......................                    22,663      591                                                         23,254
Other comprehensive loss:
 Net unrealized gains on cash
  flow hedges....................                                                                                     387       387
 Less: reclassification of
 realized gains on cash flow
 hedges into earnings............                                                                                    (442)     (442)

Comprehensive income.............

Partnership distributions........                   (14,163)    (370)                                                       (14,533)
Grants issued under Restricted
 Unit Plan, net of forfeitures...                     1,229                                         (1,229)                       -
Amortization of Restricted
 Unit Plan, net of forfeitures...                                                                      217                      217
                                  ------------  -----------  -------  ------------  --------  ------------  -------------  --------
Balance at December 28, 2002.....       24,631    $ 113,409  $ 2,145      $(11,567)  $11,567       $(2,936)     $ (84,449) $ 28,169
                                  ============  ===========  =======  ============  ========  ============  =============  ========




                                  Comprehensive
                                      Income
                                  -------------
Balance at September  28, 2002...

Net income ......................      $ 23,254
Other comprehensive loss:
 Net unrealized gains on cash
  flow hedges....................           387
 Less: reclassification of
 realized gains on cash flow
 hedges into earnings............          (442)
                                    -----------
Comprehensive income.............      $ 23,199
                                    ===========
Partnership distributions........
Grants issued under Restricted
 Unit Plan, net of forfeitures...
Amortization of Restricted
 Unit Plan, net of forfeitures...

Balance at December 28, 2002.....



The accompanying notes are an integral part of these consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
     ---------------------

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Suburban Propane Partners, L.P. (the "Partnership"), its partner and its direct and indirect subsidiaries. All significant intercompany transactions and accounts have been eliminated. The accompanying consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. They include all adjustments that the Partnership considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed. These financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, including management's discussion and analysis of financial condition and results of operations contained therein. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

FISCAL PERIOD. The Partnership's fiscal periods end on the Saturday nearest the end of the quarter.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Partnership is exposed to the impact of market fluctuations in the commodity price of propane. The Partnership routinely uses commodity futures, forward and option contracts to hedge its commodity price risk and to ensure supply during periods of high demand. All derivative instruments are reported on the balance sheet, within other current assets or other current liabilities, at their fair values. On the date that futures, forward and option contracts are entered into, the Partnership makes a determination as to whether the derivative instrument qualifies for designation as a hedge. Prior to March 31, 2002, the Partnership determined that its derivative instruments did not qualify as hedges and, as such, the changes in fair values were recorded in income. Beginning with contracts entered into subsequent to March 31, 2002, a portion of the derivative instruments entered into by the Partnership are designated and qualify as cash flow hedges. For derivative instruments designated as cash flow hedges, the Partnership formally assesses, both at the hedge contract's inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income/(loss) ("OCI") to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of products sold immediately. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings.

Operating expenses include unrealized losses in the amount of $1,024 for the three months ended December 28, 2002 and unrealized gains in the amount of $2,668 for the three months ended December 29, 2001, attributable to the change in fair value of derivative instruments not designated as hedges. At December 28, 2002, unrealized gains on derivative instruments designated as cash flow hedges in the amount of $628 were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities market, the corresponding value in OCI is subject to change prior to its impact on earnings.

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

2.   INVENTORIES
     -----------

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:



                                               December 28,     September 28,
                                                   2002             2002
                                               ------------     -------------

  Propane ..............................          $30,662           $28,799
  Appliances ...........................            7,947             7,568
                                               ------------     -------------
                                                  $38,609           $36,367
                                               ============     =============




3.   NET INCOME PER UNIT
     -------------------

Basic net income per limited partner unit is computed by dividing net income, after deducting the General Partner's approximate 2% interest, by the weighted average number of outstanding Common Units. Diluted net income per limited partner unit is computed by dividing net income, after deducting the General Partner's approximate 2% interest, by the weighted average number of outstanding Common Units and time vested Restricted Units granted under the 2000 Restricted Unit Plan. In computing diluted net income per unit, weighted average units outstanding used to compute basic net income per unit were increased by 47,485 units and 21,121 units for the three months ended December 28, 2002 and December 29, 2001, respectively, to reflect the potential dilutive effect of the time vested Restricted Units outstanding using the treasury stock method. Diluted net income per limited partner unit for the three months ended December 28, 2002 does not include 28,228 Restricted Units as their effect would be anti-dilutive.

4.   DISTRIBUTIONS OF AVAILABLE CASH
     -------------------------------

The Partnership makes distributions to its partners approximately 45 days after the end of each fiscal quarter of the Partnership in an aggregate amount equal to its Available Cash for such quarter. Available Cash, as defined in the Second Amended and Restated Partnership Agreement, generally means all cash on hand at the end of the respective fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. These reserves are retained for the proper conduct of the Partnership's business, the payment of debt principal and interest and for distributions during the next four quarters. Distributions by the Partnership in an amount equal to 100% of its Available Cash will generally be made 98.11% to the Common Unitholders and 1.89% to the General Partner, subject to the payment of incentive distributions to the General Partner to the extent the quarterly distributions exceed a target distribution of $0.55 per Common Unit. As defined in the Second Amended and Restated Partnership Agreement, the General Partner has certain Incentive Distribution Rights ("IDRs") which represent an incentive for the General Partner to increase distributions to Common Unitholders in excess of the target quarterly distribution of $0.55 per Common Unit. With regard to the first $0.55 of quarterly distributions paid in any given quarter, 98.11% of the Available Cash is distributed to the Common Unitholders and 1.89% is distributed to the General Partner. With regard to the balance of quarterly distributions in excess of the $0.55 per Common Unit target distribution, 85% of the Available Cash is distributed to the Common Unitholders and 15% is distributed to the General Partner.

On January 23, 2003, the Partnership declared a quarterly distribution of $0.5750 per Common Unit, or $2.30 on an annualized basis, for the first quarter of fiscal 2003 payable on February 11, 2003 to holders of record on February 4, 2003. This quarterly distribution includes incentive distribution rights payable to the General Partner to the extent the quarterly distribution exceeds $0.55 per Common Unit.

5.   LONG-TERM BORROWINGS
     --------------------

Long-term borrowings consist of the following:


                                                  December 28,     September 28,
                                                      2002             2002
                                                  ------------     -------------

  Senior Notes, 7.54%, due June 30, 2011 .........  $382,500          $382,500
  Senior Notes, 7.37%, due June 30, 2012 .........    42,500            42,500
  Note payable, 8%, due in annual installments
       through 2006 ..............................     1,698             1,698
  Amounts outstanding under Acquisition Facility
       of Revolving Credit Agreement .............    46,000            46,000
  Other long-term liabilities ....................         8                71
                                                  ------------     -------------
                                                     472,706           472,769
  Less: current portion ..........................    88,882            88,939
                                                  ------------     -------------
                                                    $383,824          $383,830
                                                  ============     =============


On March 5, 1996, pursuant to a Senior Note Agreement (the "1996 Senior Note Agreement"), the Operating Partnership issued $425,000 of Senior Notes (the "1996 Senior Notes") with an annual interest rate of 7.54%. The Operating Partnership's obligations under the 1996 Senior Note Agreement are unsecured and rank on an equal and ratable basis with the Operating Partnership's obligations under the Revolving Credit Agreement discussed below. The 1996 Senior Notes will mature June 30, 2011, and require semiannual interest payments which commenced June 30, 1996. Under the terms of the 1996 Senior Note Agreement, the Operating Partnership is obligated to pay the principal on the Senior Notes in equal annual payments of $42,500 starting July 1, 2002.

On July 1, 2002, the Partnership received net proceeds of $42,500 from the issuance of 7.37% Senior Notes due June, 2012 (the "2002 Senior Notes") and used the funds to pay the first annual principal payment of $42,500 due under the 1996 Senior Note Agreement. The Operating Partnership's obligations under the agreement governing the 2002 Senior Notes (the "2002 Senior Note Agreement") are unsecured and rank on an equal and ratable basis with the Operating Partnership's obligations under the 1996 Senior Note Agreement and the Revolving Credit Agreement.

The Partnership intends to refinance the second annual principal payment of $42,500 which is due July 1, 2003 and has initiated discussions with various third parties to reach a refinancing agreement with favorable terms to the Partnership. In the event the Partnership is unable to or decides not to refinance this payment, the Partnership currently expects that it will generate sufficient funds from operations to make the principal payment when it comes due.

The Partnership's Revolving Credit Agreement, as amended on January 29, 2001, provides a $75,000 working capital facility and a $50,000 acquisition facility. Borrowings under the Revolving Credit Agreement bear interest at a rate based upon either LIBOR plus a margin, Wachovia National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .375% to .50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of December 28, 2002 and September 28, 2002, $46,000 was outstanding under the acquisition facility of the Revolving Credit Agreement and there were no borrowings under the working capital facility. The Revolving Credit Agreement matures on May 31, 2003 and, as such, the $46,000 outstanding balance has been classified as a current liability at December 28, 2002. The Partnership has initiated discussions with the Administrative Agent for the Revolving Credit Agreement in order to either renew or refinance the existing Revolving Credit Agreement on a long-term basis.

The 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement contain various restrictive and affirmative covenants applicable to the Operating Partnership; including (a) maintenance of certain financial tests, including, but not limited to, a leverage ratio less than 5.0 to 1 and an interest coverage ratio in excess of 2.50 to 1, (b) restrictions on the incurrence of additional indebtedness, and (c) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. During December 2002, the Partnership amended the 1996 Senior Note Agreement to (i) eliminate an adjusted net worth financial test to be consistent with the 2002 Senior Note Agreement and Revolving Credit Agreement, and (ii) add a second tier leverage ratio which has been established to include the underfunded portion of the Partnership's pension obligations. The Partnership was in compliance with all covenants and terms of the 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement as of December 28, 2002.

6.   2000 RESTRICTED UNIT PLAN
     -------------------------

During fiscal 2003, the Partnership awarded 44,288 Restricted Units under the 2000 Restricted Unit Plan at an aggregate value of $1,229. Restricted Units issued under the 2000 Restricted Unit Plan vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the issuance date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the issuance date. Restricted Unit Plan participants are not eligible to receive quarterly distributions or vote their respective Restricted Units until vested. Restrictions also limit the sale or transfer of the Common Units by the award recipients during the restricted periods. The value of the Restricted Unit is established by the market price of the Common Units at the date of grant. Restricted Units are subject to forfeiture in certain circumstances as defined in the 2000 Restricted Unit Plan. Upon award of Restricted Units, the unamortized unearned compensation value is shown as a reduction to partners' capital. The unearned compensation is amortized ratably to expense over the restricted periods.

7.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

The Partnership is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At December 28, 2002 and September 28, 2002, the Partnership had accrued insurance liabilities of $26,958 and $26,969, respectively, representing the total estimated losses under these self-insurance programs. The Partnership is also involved in various legal actions that have arisen in the normal course of business, including those relating to commercial transactions and product liability. Management believes, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership's financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insurance claims.

8.   RECENTLY ISSUED ACCOUNTING STANDARDS
     ------------------------------------

On June 28, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. The provisions of this standard will be reviewed by the Partnership on an ongoing basis, as applicable.

9.   SUBSEQUENT EVENT
     ----------------

During January 2003, the Partnership sold certain assets for total cash proceeds of approximately $5,800 which is expected to result in a gain on sale of approximately $2,900 to be recorded in the second quarter of fiscal 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three months ended December 28, 2002. The discussion should be read in conjunction with the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the most recent fiscal year ended September 28, 2002.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------

This Quarterly Report on Form 10-Q contains forward-looking statements ("Forward-Looking Statements") as defined in the Private Securities Litigation Reform Act of 1995 relating to the Partnership's future business expectations and predictions and financial condition and results of operations. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans" or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements ("Cautionary Statements"). The risks and uncertainties and their impact on the Partnership's operations include, but are not limited to, the following risks:

o    The impact of weather conditions on the demand for propane;
o    Fluctuations in the unit cost of propane;
o The ability of the Partnership to compete with other suppliers of propane and other energy sources;
o The impact on propane prices and supply of the political and economic instability of the oil producing nations and other general economic conditions;
o    The ability of the Partnership to retain customers;
o The impact of energy efficiency and technology advances on the demand for propane;
o    The ability of management to continue to control expenses;
o    The impact of regulatory developments on the Partnership's business;
o    The impact of legal proceedings on the Partnership's business;
o The Partnership's ability to implement its expansion strategy into new business lines and sectors; and
o    The Partnership's ability to integrate acquired businesses successfully.

Some of these Forward-Looking Statements are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report. On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings that the Partnership makes with the Securities and Exchange Commission, in press releases or in oral statements made by or with the approval of one of its authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking or Cautionary Statements, which reflect management's opinions only as of the date hereof. The Partnership undertakes no obligation to update any Forward-Looking or Cautionary Statement. All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports.

The following are factors that regularly affect our operating results and financial condition:

PRODUCT COSTS

     The retail propane business is a "margin-based" business where the level of profitability is largely dependent on the difference between retail sales price and product cost. The unit cost of propane is subject to volatile changes as a result of product supply or other market conditions, including, but not limited to, economic and political factors impacting crude oil and natural gas supply or pricing. Propane unit cost changes can occur rapidly over a short period of time and can impact retail margins. There is no assurance that we will be able to pass on product cost increases fully or immediately, particularly when product costs increase rapidly. Therefore, average retail sales prices can vary significantly from year to year as product costs fluctuate with propane, crude oil and natural gas commodity market conditions.

SEASONALITY

     The retail propane distribution business is seasonal because of propane's primary use for heating in residential and commercial buildings. Historically, approximately two-thirds of our retail propane volume is sold during the six-month peak heating season from October through March. Consequently, sales and operating profits are concentrated in our first and second fiscal quarters. Cash flows from operations, therefore, are greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season. Lower operating profits and either net losses or lower net income during the period from April through September (our third and fourth fiscal quarters) are expected. To the extent necessary, we will reserve cash from the second and third quarters for distribution to Unitholders in the first and fourth fiscal quarters.

WEATHER

     Weather conditions have a significant impact on the demand for propane for both heating and agricultural purposes. Many of our customers rely heavily on propane as a heating fuel. Accordingly, the volume of propane sold is directly affected by the severity of the winter weather in our service areas, which can vary substantially from year to year. In any given area, sustained warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use.

RISK MANAGEMENT

     Product supply contracts are generally one-year agreements subject to annual renewal and generally permit suppliers to charge posted market prices (plus transportation costs) at the time of delivery or the current prices established at major delivery points. Since rapid increases in the cost of propane may not be immediately passed on to retail customers, such increases could reduce profit margins. We engage in risk management activities to reduce the effect of price volatility on our product costs and to help ensure the availability of propane during periods of short supply. We are currently a party to propane futures contracts traded on the New York Mercantile Exchange and enter into forward and option agreements with third parties to purchase and sell propane at fixed prices in the future. Risk management activities are monitored by management through enforcement of our Commodity Trading Policy and reported to our Audit Committee. Risk management transactions do not always result in increased product margins. See the additional discussion in Item 3 of this Quarterly Report.

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

     Our significant accounting policies are summarized in Note 2 - Summary of Significant Accounting Policies included within the Notes to Consolidated Financial Statements section of the Annual Report on Form 10-K for the most recent fiscal year ended September 28, 2002. We believe that the following are our critical accounting policies:

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

PENSION AND OTHER POSTRETIREMENT BENEFITS. We estimate the rate of return on plan assets, the discount rate to estimate the present value of future benefit obligations and the cost of future health care benefits in determining our annual pension and other postretirement benefit costs. In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in market conditions may materially affect our pension and other postretirement obligations and our future expense. See the Liquidity and Capital Resources section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended September 28, 2002 for additional disclosure regarding pension and postretirement benefits.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. See Item 3 of this Quarterly Report for additional information about accounting for derivative instruments and hedging activities.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED DECEMBER 28, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 29, 2001
-------------------------------------------------------------------

     REVENUES. Revenues increased 13.5%, or $24.5 million, to $206.4 million for the three months ended December 28, 2002 compared to $181.9 million for the three months ended December 29, 2001. This increase is the result of an increase in retail gallons sold coupled with an increase in average selling prices. Retail gallons sold increased 15.9 million gallons, or 12.8%, to 139.9 million gallons in the first quarter of fiscal 2003 compared to 124.0 million gallons in the prior year quarter due primarily to colder average temperatures experienced in parts of our service area. Nationwide average temperatures, as reported by the National Oceanic and Atmospheric Administration ("NOAA"), reflected a return to a more normal weather pattern for the first quarter of fiscal 2003, compared to 18% warmer than normal temperatures in the same quarter a year ago. The coldest weather, however, was reported in the central regions of the United States while our operations are concentrated in the east and west regions of the United States. As such, weather was coldest in areas where we have the fewest customer service centers. Additionally, our volumes continue to be affected by the impact of a continued economic recession on customer buying habits. Average selling prices increased as a result of a steady increase in the commodity price of propane in the first quarter of fiscal 2003 compared to the prior year quarter.

     Revenue from other sources, including sales of appliances and related parts and services, of $27.0 million for the three months ended December 28, 2002 decreased $1.0 million, or 3.6%, compared to other revenue in the prior year quarter of $28.0 million.

     OPERATING EXPENSES. Operating expenses increased 8.7%, or $5.0 million, to $62.7 million for the three months ended December 28, 2002 compared to $57.7 million for the three months ended December 29, 2001. Operating expenses in the first quarter of fiscal 2003 include a $1.0 million unrealized (non-cash) loss representing the net change in fair values of derivative instruments during the quarter, compared to a $2.7 million unrealized gain in the prior year quarter (see Item 3 Quantitative and Qualitative Disclosures About Market Risk for information on our policies regarding the accounting for derivative instruments). Excluding the impact of changes in the fair value of derivative instruments on both the current and prior year quarter, operating expenses increased $1.3 million, or 2.2%, primarily resulting from higher employee compensation and benefits to support the increased sales volume, as well as increases in pension and medical costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $9.0 million for the three months ended December 28, 2002 were $1.8 million, or 25.0%, higher than the prior year quarter of $7.2 million. The increase was primarily attributable to the impact of higher employee compensation and benefit related costs in the current year quarter.

     DEPRECIATION  AND  AMORTIZATION.   Depreciation  and  amortization  expense
remained relatively consistent, decreasing $0.3 million, or 3.9%, to $7.3 million compared to $7.6 million in the prior year quarter.

     INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA. Income before interest expense and income taxes improved $2.4 million, or 8.1%, to $31.9 million in the three months ended December 28, 2002 compared to $29.5 million in the prior year quarter. Earnings before interest, taxes, depreciation and amortization ("EBITDA") amounted to $39.2 million for the three months ended December 28, 2002, compared to $37.1 million for the prior year quarter, an increase of $2.1 million, or 5.7%. The improvement in income before interest expense and income taxes and in EBITDA over the prior year quarter reflects the impact of 12.8% higher retail volumes sold which was offset by the $3.7 million unfavorable impact of mark-to-market activity on derivative instruments and the higher combined operating and general and administrative expenses described above.

     EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with or superior to generally accepted accounting principles, but provides additional information for evaluating our ability to distribute our quarterly distributions. Because EBITDA excludes some, but not all, items that affect net income and this measure may vary among companies, the EBITDA data presented herein may not be comparable to similarly titled measures of other companies. EBITDA has been calculated using elements derived from captions on the consolidated statements of operations included in this Quarterly Report as follows (amounts in thousands):


                                                     Three Months Ended
                                               -----------------------------
                                               December 28,     December 29,
                                                   2002            2001
                                               ------------     ------------

  Income before interest expense and
      provision for income taxes............       $ 31,893       $ 29,475
  Add:  Depreciation and amortization.......          7,320          7,586
                                               ------------     ------------
  EBITDA....................................       $ 39,213       $ 37,061
                                               ============     ============


     INTEREST EXPENSE. Net interest expense decreased $0.2 million, or 2.3%, to $8.5 million for the three months ended December 28, 2002 compared to $8.7 million in the prior year quarter. This decrease is primarily attributable to lower average interest rates on outstanding borrowings under our Revolving Credit Agreement.

LIQUIDITY AND CAPITAL RESOURCES

     Due to the seasonal nature of the propane business, cash flows from operating activities are greater during the winter and spring seasons, our second and third fiscal quarters, as customers pay for propane purchased during the heating season. For the three months ended December 28, 2002, net cash provided by operating activities was $8.4 million compared to cash provided by operating activities of $3.4 million for the three months ended December 29, 2001. The increase of $5.0 million was primarily due to $2.1 million higher net income, after adjusting for non-cash items in both periods (depreciation, amortization and gains on disposal of assets), as well as the $2.9 million favorable impact of changes in working capital in comparison to the prior year period. The changes in working capital result primarily from lower payments under employee compensation plans and higher accounts payable, offset slightly by an increase in accounts receivable and inventories in line with increased volumes.

     Net cash used in investing activities during the three months ended December 28, 2002 consists of capital expenditures of $3.3 million (including $0.5 million for maintenance expenditures and $2.8 million to support the growth of operations), offset by net proceeds from the sale of property, plant and equipment of $0.7 million. Net cash used in investing activities was $4.0 million during the three months ended December 29, 2001 consisting of capital expenditures of $5.2 million (including $2.3 million for maintenance expenditures and $2.9 million to support the growth of operations), offset by net proceeds from the sale of property, plant and equipment of $1.2 million.

     Net cash used in financing activities for the three months ended December 28, 2002 was $14.6 million, primarily reflecting payment of our quarterly distributions of $0.5750 per Common Unit during the first quarter of fiscal 2003. Net cash used in financing activities for the three months ended December 29, 2001 was $14.2 million, reflecting payment of our quarterly distributions of $0.5625 during the first quarter of fiscal 2002.

     On March 5, 1996, pursuant to a Senior Note Agreement (the "1996 Senior Note Agreement"), we issued $425.0 million of senior notes (the "1996 Senior Notes") with an annual interest rate of 7.54%. Our obligations under the 1996 Senior Note Agreement are unsecured and rank on an equal and ratable basis with our obligations under the Revolving Credit Agreement. Under the terms of the 1996 Senior Note Agreement, we became obligated to pay the principal on the 1996 Senior Notes in equal annual payments of $42.5 million starting July 1, 2002, with the last such payment due June 30, 2011. On July 1, 2002, we received net proceeds of $42.5 million from the issuance of 7.37% Senior Notes due June, 2012 (the "2002 Senior Notes") and used the funds to pay the first annual principal payment of $42.5 million due under the 1996 Senior Note Agreement. Our obligations under the agreement governing the 2002 Senior Notes (the "2002 Senior Note Agreement") are unsecured and rank on an equal and ratable basis with our obligations under the 1996 Senior Note Agreement and the Revolving Credit Agreement. We intend to refinance the second annual principal payment of $42.5 million on the 1996 Senior Notes which is due July 1, 2003 and have initiated discussions with various third parties. In the event we are unable to or decide not to refinance this payment, we currently expect that we will generate sufficient funds from operations to satisfy the principal payment.

     Our Revolving Credit Agreement, as amended on January 29, 2001, provides a $75.0 million working capital facility and a $50.0 million acquisition facility. Borrowings under the Revolving Credit Agreement bear interest at a rate based upon either LIBOR plus a margin, Wachovia National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .375% to .50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of December 28, 2002 and September 28, 2002, $46.0 million was outstanding under the acquisition facility of the Revolving Credit Agreement and there were no borrowings under the working capital facility. The Revolving Credit Agreement matures on May 31, 2003 and, accordingly, the $46.0 million outstanding balance has been classified as a current liability at December 28, 2002. We have initiated discussions to extend, or otherwise modify, the Revolving Credit Agreement on a long-term basis. Although there can be no assurance, we currently believe that we will be able to extend or otherwise modify the Revolving Credit Agreement on terms economically satisfactory to us.

     The 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement contain various restrictive and affirmative covenants applicable to the Operating Partnership, including (a) maintenance of certain financial tests, including, but not limited to, a leverage ratio of less than
5.0 to 1 and an interest coverage ratio in excess of 2.5 to 1, (b) restrictions on the incurrence of additional indebtedness, and (c) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. In addition, the 1996 Senior Note Agreement contained an Adjusted Net Worth test which required that we maintain an Adjusted Net Worth (as defined in the 1996 Senior Note Agreement) in excess of $50.0 million. During December 2002, we amended the 1996 Senior Note Agreement to (i) eliminate the Adjusted Net Worth financial test to be consistent with the 2002 Senior Note Agreement and Revolving Credit Agreement, and (ii) add a second tier leverage ratio which has been established to include the underfunded portion of our pension obligations. We were in compliance with all covenants and terms of the 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement as of December 28, 2002.

     We will make distributions in an amount equal to all of our Available Cash, as defined in the Second Amended and Restated Partnership Agreement, approximately 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. The Board of Supervisors reviews the level of Available Cash on a quarterly basis based upon information provided by management. On January 23, 2003, we declared a quarterly distribution of $0.5750 per Common Unit, or $2.30 on an annualized basis, for the first quarter of fiscal 2003 payable on February 11, 2003 to holders of record on February 4, 2003.

     Quarterly distributions include Incentive Distribution Rights ("IDRs") payable to the General Partner to the extent the quarterly distribution exceeds $0.55 per Common Unit. The IDRs represent an incentive for the General Partner (which is owned by the management of the Partnership) to increase the distributions to Common Unitholders in excess of the $0.55 per Common Unit. With regard to the first $0.55 of the Common Unit distribution, 98.11% of the Available Cash is distributed to the Common Unitholders and 1.89% is distributed to the General Partner. With regard to the balance of the Common Unit distributions paid, 85% of the Available Cash is distributed to the Common Unitholders and 15% is distributed to the General Partner.

     Our results of operations for the first quarter of fiscal 2003 were favorably impacted by a return to more normal weather patterns throughout many regions of the United States. In addition, our efforts to manage our cost structure, as well as the efficiency of our operations, continue in an effort to maximize the benefits of the colder weather. As described in more detail above, the increase in operating and general and administrative expenses was significantly less, on a percentage basis, than the increase in retail sales volumes, reflecting the flexible nature of our cost structure. Additionally, given our cash position and increased cash flow from operations we continue to effectively manage our cash flow without the need to utilize our working capital facility under our Revolving Credit Agreement. As we look ahead to the remainder of fiscal 2003, our operations may be impacted by certain factors beyond our control, including, but not limited to, a sustained economic recession, a volatile commodity price environment and a shift to more warmer weather conditions in our service areas. Based on our current estimates of our cash flow from operations and cash position, and availability under the Revolving Credit Agreement (unused borrowing capacity under the working capital facility of $75.0 million at December 28, 2002), we expect to have sufficient funds to meet our current and future obligations.

LONG-TERM DEBT OBLIGATIONS AND OTHER COMMITMENTS

     Long-term debt obligations and future minimum rental commitments under noncancelable operating lease agreements as of December 28, 2002 are due as follows (amounts in thousands):


                                                           Remainder                                         Fiscal
                                                           of Fiscal     Fiscal      Fiscal      Fiscal     2007 and
                                                             2003         2004        2005        2006     thereafter    Total
                                                           ----------  ----------  ----------  ----------  ----------  ----------

  Long-term debt ........................................   $ 88,882    $ 42,910    $ 42,940    $ 42,974    $255,000    $472,706
  Operating leases ......................................     16,681      16,285      12,529      10,025      12,796      68,316

      Total long-term debt obligations                     ----------  ----------  ----------  ----------  ----------  ----------
      and lease commitments .............................   $105,563    $ 59,195    $ 55,469    $ 52,999    $267,796    $541,022
                                                           ==========  ==========  ==========  ==========  ==========  ==========



     Additionally, we have standby letters of credit in the aggregate amount of $29.8 million, in support of our casualty insurance coverage and certain lease obligations, which expire on March 1, 2003.

RECENTLY ISSUED ACCOUNTING STANDARDS

     On June 28, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. We will review the provisions of this standard on an ongoing basis, as applicable.


ITEM 3. QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

     As of December 28, 2002, we were party to propane forward and option contracts with various third parties and futures traded on the New York Mercantile Exchange (the "NYMEX"). Futures and forward contracts require that we sell or acquire propane at a fixed price at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane at a specified price during a specified time period; the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of propane to the respective party or are settled by the payment of a net amount equal to the difference between the then current price of propane and the fixed contract price. The contracts are entered into in anticipation of market movements and to manage and hedge exposure to fluctuating propane prices, as well as to help ensure the availability of propane during periods of high demand.

     Market risks associated with the trading of futures, options and forward contracts are monitored daily for compliance with our trading policy which includes volume limits for open positions. Open inventory positions are reviewed and managed daily as to exposures to changing market prices.

MARKET RISK

     We are subject to commodity price risk to the extent that propane market prices deviate from fixed contract settlement amounts. Futures traded with brokers of the NYMEX require daily cash settlements in margin accounts. Forward and option contracts are generally settled at the expiration of the contract term either by physical delivery or through a net settlement mechanism.

CREDIT RISK

     Futures are guaranteed by the NYMEX and, as a result, have minimal credit risk. We are subject to credit risk with forward and option contracts to the extent the counterparties do not perform. We evaluate the financial condition of each counterparty with which it conducts business and establishes credit limits to reduce exposure to credit risk of non-performance.

DERIVATIVE INSTRUMENTS

     We account for derivative instruments in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 137 and SFAS No. 138. All derivative instruments are reported on the balance sheet, within other current assets or other current liabilities, at their fair values. On the date that futures, forward and option contracts are entered into, we make a determination as to whether the derivative instrument qualifies for designation as a hedge. Prior to March 31, 2002, we determined that our derivative instruments did not qualify as hedges and, as such, the changes in fair values were recorded in income. Beginning with contracts entered into subsequent to March 31, 2002, a portion of the derivative instruments entered into are designated and qualify as cash flow hedges. For derivative instruments designated as cash flow hedges, we formally assess, both at the hedge contract's inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income/(loss) ("OCI") to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of products sold immediately. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings. Fair values for forward contracts and futures are derived from quoted market prices for similar instruments traded on the NYMEX.

     At December 28, 2002, the fair value of derivative instruments described above resulted in derivative assets of $1.1 million. Operating expenses include unrealized losses in the amount of $1.0 million for the three months ended December 28, 2002 and unrealized gains in the amount of $2.7 million for the three months ended December 29, 2001, attributable to the change in fair value of derivative instruments not designated as hedges. At December 28, 2002, unrealized gains on derivative instruments designated as cash flow hedges in the amount of $0.6 million were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities market, the corresponding value in OCI is subject to change prior to its impact on earnings.

SENSITIVITY ANALYSIS

     In an effort to estimate the exposure of unfavorable market price movements, a sensitivity analysis of open positions as of December 28, 2002 was performed. Based on this analysis, a hypothetical 10% adverse change in market prices for each of the future months for which an option, futures and/or forward contract exists indicates a potential loss in future earnings of $0.7 million and $1.3 million as of December 28, 2002 and December 29, 2001, respectively. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2002.

     The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio at any given point in time.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Within 90 days prior to the filing date of this Quarterly Report, the Partnership carried out an evaluation, under the supervision and with the participation of the Partnership's management, including the Partnership's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

     On January 30, 2003, the plaintiffs in Heritage v. SCANA et al sought the consent of the Operating Partnership and the other defendants to amend their complaint in order to assert additional claims against the defendants for aiding and abetting, misappropriation and unjust enrichment, and indicated that they will file a motion to amend their complaint if the defendants do not consent to such amendment. We believe that the claims and proposed additional claims against us are without merit and are defending the action vigorously.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.



     (b) Reports on Form 8-K

          The Partnership furnished a Form 8-K to the Securities and Exchange Commission on January 9, 2003 incorporating a press release announcing the Partnership's Quarterly Earnings Conference Call.


Other items under Part II are not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Suburban Propane Partners, L.P.


February 10, 2003                            /s/ ROBERT M. PLANTE
-----------------                            --------------------
Date                                         Robert M. Plante
                                             Vice President - Finance
                                             (Principal Financial Officer)


February 10, 2003                            /s/ MICHAEL A. STIVALA
-----------------                            ----------------------
Date                                         Michael A. Stivala
                                             Controller
                                             (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Mark A. Alexander, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Suburban Propane Partners, L.P.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c) Presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Supervisors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


February 10, 2003
                                         / s/ MARK A. ALEXANDER
                                         ----------------------
                                         Mark A. Alexander
                                         President and Chief Executive Officer

I, Robert M. Plante, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Suburban Propane Partners, L.P.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c) Presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Supervisors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



February 10, 2003
                                         /s/ ROBERT M. PLANTE
                                         --------------------
                                         Robert M. Plante
                                         Vice President - Finance
                                         (Principal Financial Officer)