Form 10-Q
period 2003-03-29
SUBURBAN PROPANE PARTNERS LP
filed 2003-05-13
CIK 1005210

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

                  For the quarterly period ended March 29, 2003

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

As of May 5, 2003, there were 24,631,287 Common Units outstanding.














================================================================================

================================================================================

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                     PART I                               PAGE
                                                                          ----
ITEM  1.  FINANCIAL STATEMENTS (UNAUDITED)
          Condensed Consolidated Balance Sheets as of March 29,2003
          and September 28, 2002.......................................     1

          Condensed Consolidated Statements of Operations for the
          three months ended March 29, 2003 and March 30, 2002.........     2

          Condensed Consolidated Statements of Operations for the
          six months ended March 29, 2003 and March 30, 2002...........     3

          Condensed Consolidated Statements of Cash Flows for the
          six months ended March 29, 2003 and March 30, 2002...........     4

          Condensed Consolidated Statement of Partners' Capital for
          the six months ended March 29, 2003..........................     5

          Notes to Condensed Consolidated Financial Statements.........     6

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS................     11

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK..................................................     20

ITEM  4.  CONTROLS AND PROCEDURES......................................     22

                                     PART II
ITEM  1.  LEGAL PROCEEDINGS............................................     23

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K.............................     23

SIGNATURES............................................................      24
CERTIFICATIONS........................................................      25


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

o The ability of the Partnership to compete with other suppliers of propane and other energy sources;
o The impact on propane prices and supply of the political, military and economic instability of the oil producing nations, global terrorism and other general economic conditions;
o    The ability of the Partnership to retain customers;
o The impact of energy efficiency and technology advances on the demand for propane;
o    The ability of management to continue to control expenses;
o    The impact of regulatory developments on the Partnership's business;
o    The impact of legal proceedings on the Partnership's business;
o The Partnership's ability to implement its expansion strategy into new business lines and sectors; and
o    The Partnership's ability to integrate acquired businesses successfully.

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

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)


                                                                   March 29,      September 28,
                                                                     2003             2002
                                                                 -------------    -------------

ASSETS
Current assets:
    Cash and cash equivalents ................................      $  35,871        $  40,955
    Accounts receivable, less allowance for doubtful accounts
       of $3,094 and $1,894, respectively ....................         90,251           33,002
    Inventories ..............................................         35,291           36,367
    Prepaid expenses and other current assets ................          8,807            6,465
                                                                    ---------        ---------
            Total current assets .............................        170,220          116,789
Property, plant and equipment, net ...........................        320,223          331,009
Goodwill .....................................................        243,260          243,260
Other intangible assets, net .................................          1,243            1,474
Other assets .................................................          7,454            7,614
                                                                    ---------        ---------
             Total assets ....................................      $ 742,400        $ 700,146
                                                                    =========        =========


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable .........................................      $  33,135        $  27,412
    Accrued employment and benefit costs .....................         19,033           21,430
    Current portion of long-term borrowings ..................         63,882           88,939
    Accrued insurance ........................................          7,260            8,670
    Customer deposits and advances ...........................         10,507           26,125
    Accrued interest .........................................          8,674            8,666
    Other current liabilities ................................          7,007            6,303
                                                                    ---------        ---------
              Total current liabilities ......................        149,498          187,545
Long-term borrowings .........................................        408,823          383,830
Postretirement benefits obligation ...........................         33,209           33,284
Accrued insurance ............................................         19,948           18,299
Accrued pension liability ....................................         55,172           53,164
Other liabilities ............................................          4,454            4,738
                                                                    ---------        ---------
               Total liabilities .............................        671,104          680,860
                                                                    ---------        ---------

Commitments and contingencies

Partners' capital:
      Common Unitholders (24,631 units issued and outstanding)        156,000          103,680
      General Partner ........................................          3,260            1,924
      Deferred compensation ..................................         (5,795)         (11,567)
      Common Units held in trust, at cost ....................          5,795           11,567
      Unearned compensation ..................................         (2,666)          (1,924)
      Accumulated other comprehensive loss ...................        (85,298)         (84,394)
                                                                    ---------        ---------
                Total partners' capital ......................         71,296           19,286
                                                                    ---------        ---------
                Total liabilities and partners' capital ......      $ 742,400        $ 700,146
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

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit amounts)
                                   (unaudited)



                                                                       Three Months Ended
                                                                 ------------------------------
                                                                   March 29,        March 30,
                                                                     2003             2002
                                                                 -------------    -------------

Revenues
  Propane ...................................................       $ 273,849        $ 212,739
  Other .....................................................          22,265           23,148
                                                                    ---------        ---------
                                                                      296,114          235,887

Costs and expenses
  Cost of products sold .....................................         146,417           96,645
  Operating .................................................          67,933           59,755
  General and administrative ................................          10,149            8,109
  Depreciation and amortization .............................           7,164            7,406
  Gain on sale of storage facility ..........................            --             (6,768)
                                                                    ---------        ---------
                                                                      231,663          165,147

Income before interest expense and provision for income taxes          64,451           70,740
Interest expense, net .......................................           8,512            8,649
                                                                    ---------        ---------

Income before provision for income taxes ....................          55,939           62,091
Provision for income taxes ..................................              37              190
                                                                    ---------        ---------

Income from continuing operations ...........................          55,902           61,901
Discontinued operations (Note 10):
  Gain on sale of customer service centers ..................           2,404             --

                                                                    ---------        ---------
Net income ..................................................       $  58,306        $  61,901
                                                                    =========        =========

General Partner's interest in net income ....................       $   1,484        $   1,373
                                                                    ---------        ---------
Limited Partners' interest in net income ....................       $  56,822        $  60,528
                                                                    =========        =========

Income per unit - basic
  Income from continuing operations .........................       $    2.21        $    2.46
  Gain on sale of customer service centers ..................            0.10             --
                                                                    ---------        ---------
  Net income ................................................       $    2.31        $    2.46
                                                                    ---------        ---------
Weighted average number of units outstanding - basic ........          24,631           24,631
                                                                    ---------        ---------

Income per unit - diluted
  Income from continuing operations .........................       $    2.21        $    2.45
  Gain on sale of customer service centers ..................            0.09             --
                                                                    ---------        ---------
  Net income ................................................       $    2.30        $    2.45
                                                                    ---------        ---------
Weighted average number of units outstanding - diluted ......          24,692           24,659
                                                                    ---------        ---------


The accompanying notes are an integral part of these consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit amounts)
                                   (unaudited)





                                                                        Six Months Ended
                                                                 ------------------------------
                                                                   March 29,        March 30,
                                                                     2003             2002
                                                                 -------------    -------------

Revenues
  Propane ...................................................       $ 451,977        $ 366,595
  Other .....................................................          49,110           51,156
                                                                     --------        ---------
                                                                      501,087          417,751

Costs and expenses
  Cost of products sold .....................................         241,467          176,589
  Operating .................................................         129,622          117,407
  General and administrative ................................          19,170           15,316
  Depreciation and amortization .............................          14,484           14,992
  Gain on sale of storage facility ..........................            --             (6,768)
                                                                    ---------        ---------
                                                                      404,743          317,536

Income before interest expense and provision for income taxes          96,344          100,215
Interest expense, net .......................................          17,021           17,373
                                                                    ---------        ---------

Income before provision for income taxes ....................          79,323           82,842
Provision for income taxes ..................................             167              328
                                                                    ---------        ---------

Income from continuing operations ...........................          79,156           82,514
Discontinued operations (Note 10):
  Gain on sale of customer service centers ..................           2,404             --

                                                                    ---------        ---------
Net income ..................................................       $  81,560        $  82,514
                                                                    =========        =========

General Partner's interest in net income ....................       $   2,075        $   1,763
                                                                    ---------        ---------
Limited Partners' interest in net income ....................       $  79,485        $  80,751
                                                                    =========        =========

Income per unit - basic
  Income from continuing operations .........................       $    3.13        $    3.28
  Gain on sale of customer service centers ..................            0.10             --
                                                                    ---------        ---------
  Net income ................................................       $    3.23        $    3.28
                                                                    ---------        ---------
Weighted average number of units outstanding - basic ........          24,631           24,631
                                                                    ---------        ---------

Income per unit - diluted
  Income from continuing operations .........................       $    3.13        $    3.27
  Gain on sale of customer service centers ..................            0.09             --
                                                                    ---------        ---------
  Net income ................................................       $    3.22        $    3.27
                                                                    ---------        ---------
Weighted average number of units outstanding - diluted ......          24,688           24,658
                                                                    ---------        ---------



The accompanying notes are an integral part of these consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                        Six Months Ended
                                                                 ------------------------------
                                                                   March 29,        March 30,
                                                                     2003             2002
                                                                 -------------    -------------

Cash flows from operating activities:
     Net income ...............................................      $ 81,560         $ 82,514
     Adjustments to reconcile net income to net cash
      provided by operations:
          Depreciation expense ................................        13,543           14,079
          Amortization of intangible assets and debt
            origination costs .................................           941              913
          Amortization of unearned compensation ...............           419              381
          Gain on disposal of property, plant and
            equipment, net ....................................          (320)            (276)
          Gain on sale of customer service centers ............        (2,404)            --
          Gain on sale of storage facility ....................          --             (6,768)
     Changes in assets and liabilities, net of dispositions:
          (Increase) in accounts receivable ...................       (57,795)         (26,620)
          Decrease in inventories .............................           913            1,725
          (Increase) in prepaid expenses and
            other current assets ..............................        (3,031)          (5,731)
          Increase in accounts payable ........................         5,723              880
          (Decrease) in accrued employment
            and benefit costs .................................        (2,397)         (13,042)
          Increase in accrued interest ........................             8              466
          (Decrease) in other accrued liabilities .............       (16,624)         (12,139)
          (Increase) in other noncurrent assets ...............          (551)            (225)
          Increase (decrease) in other noncurrent liabilities..         3,381              (35)
                                                                     --------         --------
               Net cash provided by operating activities ......        23,366           36,122
                                                                     --------         --------
Cash flows from investing activities:
      Capital expenditures ....................................        (6,041)          (9,576)
      Proceeds from sale of property, plant and equipment, net.         1,061            1,604
      Proceeds from sale of customer service centers, net .....         5,654             --
      Proceeds from sale of storage facility, net .............          --              7,988
                                                                     --------         --------
               Net cash provided by investing activities ......           674               16
                                                                     --------         --------
Cash flows from financing activities:
      Long-term debt repayments ...............................           (59)            --
      Partnership distributions ...............................       (29,065)         (28,336)
                                                                     --------         --------
               Net cash (used in) financing activities ........       (29,124)         (28,336)
                                                                     --------         --------
Net (decrease)/increase in cash and cash equivalents ..........        (5,084)           7,802
Cash and cash equivalents at beginning of period ..............        40,955           36,494
                                                                     --------         --------
Cash and cash equivalents at end of period ....................      $ 35,871         $ 44,296
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

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (in thousands)
                                   (unaudited)




                                                                                                                        Accumulated
                                                                                              Common                       Other
                                        Number of       Common      General     Deferred     Units in     Unearned     Comprehensive
                                       Common Units   Unitholders   Partner   Compensation    Trust     Compensation       (Loss)
                                       ------------   -----------   -------   ------------   --------   ------------   -------------

Balance at September  28, 2002.......       24,631     $ 103,680    $1,924     $  (11,567)   $11,567       $ (1,924)      $ (84,394)
Net income ..........................                     79,485     2,075
Other comprehensive loss:
  Net unrealized gains on cash
    flow hedges .....................                                                                                          (221)
  Less: Reclassification of realized
    gains on cash flow hedges into
    earnings ........................                                                                                          (683)

Comprehensive income ................

Partnership distributions ...........                    (28,326)     (739)
Distribution of common units
  held in trust .....................                                               5,772     (5,772)
Grants issued under Restricted
  Unit Plan, net of forfeitures .....                      1,161                                             (1,161)
Amortization of Restricted
  Unit Plan, net of forfeitures .....                                                                           419
                                       ------------   -----------   -------   ------------   --------   ------------   -------------
Balance at March 29, 2003............       24,631     $ 156,000    $3,260       $ (5,795)   $ 5,795       $ (2,666)      $ (85,298)
                                       ============   ===========   =======   ============   ========   ============   =============


                                            Total
                                          Partners'   Comprehensive
                                           Capital       Income
                                          ---------   -------------

Balance at September  28, 2002.......     $ 19,286
Net income ..........................       81,560        $ 81,560
Other comprehensive loss:
  Net unrealized gains on cash
    flow hedges .....................         (221)           (221)
  Less: Reclassification of realized
    gains on cash flow hedges into
    earnings ........................         (683)           (683)
                                                         ---------
Comprehensive income ................                     $ 80,656
                                                         =========
Partnership distributions ...........      (29,065)
Distribution of common units
  held in trust .....................           --
Grants issued under Restricted
  Unit Plan, net of forfeitures .....           --
Amortization of Restricted
  Unit Plan, net of forfeitures .....          419
                                          ---------
Balance at March 29, 2003............     $ 71,296
                                          =========


The accompanying notes are an integral part of these consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Partnership is exposed to the impact of market fluctuations in the commodity price of propane. The Partnership routinely uses commodity futures, forward and option contracts to hedge its commodity price risk and to ensure supply during periods of high demand. All derivative instruments are reported on the balance sheet, within other current assets or other current liabilities, at their fair values. On the date that futures, forward and option contracts are entered into, the Partnership makes a determination as to whether the derivative instrument qualifies for designation as a hedge. Prior to March 31, 2002, the Partnership determined that its derivative instruments did not qualify as hedges and, as such, the changes in fair values were recorded in income. Beginning with contracts entered into subsequent to March 31, 2002, a portion of the derivative instruments entered into by the Partnership are designated and qualify as cash flow hedges. For derivative instruments designated as cash flow hedges, the Partnership formally assesses, both at the hedge contract's inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive income/(loss) ("OCI") to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of products sold immediately. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings within operating expenses.

At March 29, 2003, the fair value of derivative instruments described above resulted in derivative assets of $300 included within prepaid expenses and other current assets and derivative liabilities of $600 included within other current liabilities. Operating expenses include unrealized losses in the amount of $352 for the three months ended March 29, 2003 and unrealized gains in the amount of $3,416 for the three months ended March 30, 2002, attributable to the change in fair value of derivative instruments not designated as hedges. Operating expenses include unrealized losses of $1,376 for the six months ended March 29, 2003 and unrealized gains of $6,084 for the six months ended March 30, 2002, attributable to the change in fair value of derivative instruments not designated as hedges. At March 29, 2003, unrealized losses on derivative instruments designated as cash flow hedges in the amount of $221 were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities market, the corresponding value in OCI is subject to change prior to its impact on earnings.

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

2.   INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:


                                                 MARCH 29,      SEPTEMBER 28,
                                                    2003             2002
                                               -------------    -------------

Propane .........................                   $26,961          $28,799
Appliances ......................                     8,330            7,568
                                               -------------    -------------
                                                    $35,291          $36,367
                                               =============    =============


3.   INCOME PER UNIT

Basic income per limited partner unit is computed by dividing income, after deducting the General Partner's approximate 2% interest, by the weighted average number of outstanding Common Units. Diluted income per limited partner unit is computed by dividing income, after deducting the General Partner's approximate 2% interest, by the weighted average number of outstanding Common Units and time vested Restricted Units granted under the 2000 Restricted Unit Plan. In computing diluted income per unit, weighted average units outstanding used to compute basic income per unit were increased by 60,225 units and 56,607 units for the three and six months ended March 29, 2003, respectively, and 28,037 units and 26,932 units for the three and six months ended March 30, 2002, respectively, to reflect the potential dilutive effect of the time vested Restricted Units outstanding using the treasury stock method.

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

On April 24, 2003, the Partnership declared a quarterly distribution of $0.5750 per Common Unit, or $2.30 on an annualized basis, in respect of the second quarter of fiscal 2003 payable on May 13, 2003 to holders of record on May 6, 2003. This quarterly distribution includes incentive distribution rights payable to the General Partner to the extent the quarterly distribution exceeds $0.55 per Common Unit.

5.   LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

                                                 MARCH 29,      SEPTEMBER 28,
                                                    2003             2002
                                               -------------    -------------

Senior Notes, 7.54%, due June 30, 2011 .......     $382,500         $382,500
Senior Notes, 7.37%, due June 30, 2012 .......       42,500           42,500
Note payable, 8%, due in annual installments
     through 2006 ............................        1,698            1,698
Amounts outstanding under Acquisition
     Facility of Revolving Credit Agreement ..       46,000           46,000
Other long-term liabilities ..................            7               71
                                               -------------    -------------
                                                    472,705          472,769
Less: current portion ........................       63,882           88,939
                                               -------------    -------------
                                                   $408,823         $383,830
                                               =============    =============

On March 5, 1996, pursuant to a Senior Note Agreement (the "1996 Senior Note Agreement"), the Operating Partnership issued $425,000 of Senior Notes (the "1996 Senior Notes") with an annual interest rate of 7.54%. The Operating Partnership's obligations under the 1996 Senior Note Agreement are unsecured and rank on an equal and ratable basis with the Operating Partnership's obligations under the 2002 Senior Note Agreement and the Revolving Credit Agreement discussed below. The 1996 Senior Notes will mature June 30, 2011, and require semiannual interest payments which commenced June 30, 1996. Under the terms of the 1996 Senior Note Agreement, the Operating Partnership is obligated to pay the principal on the Senior Notes in equal annual payments of $42,500 which started July 1, 2002. The next principal payment on the 1996 Senior Notes is due on July 1, 2003. The Partnership expects that it will make this payment from cash flow from operations, its cash position or availability under its Revolving Credit Agreement.

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

The Partnership's Revolving Credit Agreement, which matures on May 31, 2003, provides a $75,000 working capital facility and a $50,000 acquisition facility. Borrowings under the Revolving Credit Agreement bear interest at a rate based upon either LIBOR plus a margin, Wachovia National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .375% to .50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of March 29, 2003 and September 28, 2002, $46,000 was outstanding under the acquisition facility of the Revolving Credit Agreement and there were no borrowings under the working capital facility. On May 8, 2003, the Partnership completed the Second Amended and Restated Credit Agreement which extends the existing Revolving Credit Agreement until May 31, 2006 on substantially the same terms as set forth above. The Second Amended and Restated Credit Agreement provides a $75,000 working capital facility and reduces the acquisition facility from $50,000 to $25,000. In connection with the completion of the Second Amended and Restated Credit Agreement, the Partnership repaid $21,000 of outstanding borrowings under the Revolving Credit Agreement. Accordingly, the Partnership has classified the $21,000 portion of the Revolving Credit Agreement as a current liability and the remaining $25,000 outstanding borrowing under the acquisition facility as long-term debt at March 29, 2003.

The 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement contain various restrictive and affirmative covenants applicable to the Operating Partnership; including (a) maintenance of certain financial tests, including, but not limited to, a leverage ratio less than 5.0 to 1 and an interest coverage ratio in excess of 2.50 to 1, (b) restrictions on the incurrence of additional indebtedness, and (c) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. During December 2002, the Partnership amended the 1996 Senior Note Agreement to (i) eliminate an adjusted net worth financial test to be consistent with the 2002 Senior Note Agreement and Revolving Credit Agreement, and (ii) add a second tier leverage ratio of less than 5.25 to 1 when the underfunded portion of the Partnership's pension obligations is used in the computation. The Partnership was in compliance with all covenants and terms of the 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement as of March 29, 2003.

6.   2000 RESTRICTED UNIT PLAN

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

7.   COMPENSATION DEFERRAL PLAN

Effective May 26, 1999, in connection with the Partnership's Recapitalization, the Partnership adopted the Compensation Deferral Plan (the "Deferral Plan") which provided for eligible employees of the Partnership to defer receipt of all or a portion of the vested Restricted Units granted under the 1996 Restricted Unit Plan in exchange for the right to participate in and receive certain payments under the Deferral Plan. Senior management of the Partnership, who became members of the General Partner, surrendered 596,821 Common Units into the Deferral Plan, which were deposited into a trust on behalf of these individuals. Pursuant to the Deferral Plan, these individuals deferred receipt of these Common Units and related distributions by the Partnership until the date the GP Loan was repaid in full or the seventh anniversary of the date of the Recapitalization was completed, whichever they may have chosen, but subject to the earlier distribution and forfeiture provisions of the Deferral Plan. As a result of the repayment of the remaining balance of the GP Loan in August 2002, the Common Units deposited into the trust became eligible to be distributed to the participants and all forfeiture provisions lapsed.

In January 2003, in accordance with the terms of the Deferral Plan, 297,310 of the deferred units were distributed to the members of the General Partner and may now be voted and/or freely traded. Certain members of management elected to further defer receipt of their deferred units (totaling 299,511 Common Units) until January 2008. As of March 29, 2003 and September 28, 2002, there were 299,511 and 596,821 Common Units, respectively, held in trust under the Deferral Plan. The value of the Common Units deposited in the trust and the related deferred compensation liability in the amount of $5,795 and $11,567 as of March 29, 2003 and September 28, 2002, respectively, are reflected in the accompanying consolidated balance sheets as components of partners' capital. During the second quarter of fiscal 2003, the Partnership recorded a $5,772 reduction in the deferred compensation liability and a corresponding reduction in the value of common units held in trust, both within partners' capital, related to the value of Common Units distributed from the trust.

8.   COMMITMENTS AND CONTINGENCIES

The Partnership is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At March 29, 2003 and September 28, 2002, the Partnership had accrued insurance liabilities of $27,208 and $26,969, respectively, representing the total estimated losses under these self-insurance programs. The Partnership is also involved in various legal actions that have arisen in the normal course of business, including those relating to commercial transactions and product liability. Management believes, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership's financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insurance claims.

9.   GUARANTEES

Financial Accounting Standards Board Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," expands the existing disclosure requirements for guarantees and requires recognition of a liability for the fair value of guarantees issued after December 31, 2002. The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2009. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the equipment's fair value at the end of their lease term have historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $15,500.

10.  DISCONTINUED OPERATIONS

In line with the Partnership's strategy of divesting operations in slower growing or non-strategic markets in an effort to identify opportunities to optimize the return on assets employed, the Partnership sold five customer service centers during the second quarter of fiscal 2003 for total cash proceeds of approximately $5,700. The Partnership recorded a gain on sale of approximately $2,404, which has been accounted for within discontinued operations pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Prior period results of operations attributable to these five customer service centers were not significant and, as such, prior period results have not been reclassified to remove financial results from continuing operations.

11.  RECENTLY ISSUED ACCOUNTING STANDARDS

On June 28, 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. The provisions of this standard will be applied by the Partnership on an ongoing basis, as applicable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and six months ended March 29, 2003. The discussion should be read in conjunction with the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the most recent fiscal year ended September 28, 2002.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements ("Forward-Looking Statements") as defined in the Private Securities Litigation Reform Act of 1995 relating to the Partnership's future business expectations and predictions and financial condition and results of operations. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans" or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements ("Cautionary Statements"). The risks and uncertainties and their impact on the Partnership's operations include, but are not limited to, the following risks:

o    The impact of weather conditions on the demand for propane;
o    Fluctuations in the unit cost of propane;
o The ability of the Partnership to compete with other suppliers of propane and other energy sources;
o The impact on propane prices and supply of the political, military and economic instability of the oil producing nations, global terrorism and other general economic conditions;
o    The ability of the Partnership to retain customers;
o The impact of energy efficiency and technology advances on the demand for propane;
o    The ability of management to continue to control expenses;
o    The impact of regulatory developments on the Partnership's business;
o    The impact of legal proceedings on the Partnership's business;
o The Partnership's ability to implement its expansion strategy into new business lines and sectors; and
o    The Partnership's ability to integrate acquired businesses successfully.

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

     The following are factors that regularly affect our operating results and financial condition:

PRODUCT COSTS

     The level of profitability in the retail propane business is largely dependent on the difference between retail sales price and product cost. The unit cost of propane is subject to volatile changes as a result of product supply or other market conditions, including, but not limited to, economic and political factors impacting crude oil and natural gas supply or pricing. Propane unit cost changes can occur rapidly over a short period of time and can impact profitability. There is no assurance that we will be able to pass on product cost increases fully or immediately, particularly when product costs increase rapidly. Therefore, average retail sales prices can vary significantly from year to year as product costs fluctuate with propane, crude oil and natural gas commodity market conditions.

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

PENSION AND OTHER POSTRETIREMENT BENEFITS. We estimate the rate of return on plan assets, the discount rate to estimate the present value of future benefit obligations and the cost of future health care benefits in determining our annual pension and other postretirement benefit costs. In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in market conditions may materially affect our pension and other postretirement obligations and our future expense. See the Liquidity and Capital Resources section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended September 28, 2002 for additional disclosure regarding pension and other postretirement benefits.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 29, 2003 COMPARED TO THREE MONTHS ENDED MARCH 30, 2002

     REVENUES. Revenues increased 25.5%, or $60.2 million, to $296.1 million for the three months ended March 29, 2003 compared to $235.9 million for the three months ended March 30, 2002. Revenues from retail propane activities increased $70.4 million, or 35.3%, to $270.1 million for the three months ended March 29, 2003 compared to $199.7 million in the prior year quarter. This increase is the result of an increase in average selling prices, coupled with an increase in retail gallons sold. Average selling prices increased 24.9% as a result of a steady increase in the commodity price of propane which began in August of 2002 and continued throughout the second quarter of fiscal 2003. Retail gallons sold increased 14.4 million gallons, or 8.5%, to 183.0 million gallons in the second quarter of fiscal 2003 compared to 168.6 million gallons in the prior year quarter. Retail gallons sold during the second quarter of fiscal 2003 were favorably impacted by a return to a more normal weather pattern, particularly in the eastern and central regions of the United States, offset to an extent by warmer weather in the west and the impact of a continued sluggish economy on customer buying habits.

     Nationwide average temperatures, as reported by the National Oceanic and Atmospheric Administration ("NOAA"), were 5% warmer than normal, compared to temperatures that were 12% warmer than normal in the same quarter a year ago. The coldest weather, however, was reported in the east and central regions of the United States. In the west, average temperatures for the quarter were 19% warmer than normal, compared to only 1% warmer than normal temperatures experienced in the prior year quarter.

     Revenues from wholesale and risk management activities of $3.7 million for the three months ended March 29, 2003 decreased $9.4 million, compared to revenues of $13.1 million for the three months ended March 30, 2002. The decline in wholesale and risk management activities results from lower volumes sold primarily resulting from our reduced emphasis on the lower-margin wholesale market over the past few years. Revenue from other sources, including sales of appliances and related parts and services, of $22.3 million for the three months ended March 29, 2003 decreased $0.8 million, or 3.5%, compared to other revenue in the prior year quarter of $23.1 million.

     COST OF PRODUCTS SOLD. The cost of products sold reported in the consolidated statements of operations represents the weighted average unit cost of propane sold, including transportation costs to deliver product from our supply points to storage or to our customer service centers. Cost of products sold also includes the cost of appliances and related parts sold or installed by our customer service centers computed on a basis that approximates the average cost of the products. Cost of products sold is reported exclusive of any depreciation and amortization as such amounts are reported separately within the consolidated statements of operations. Cost of products sold increased $49.8 million, or 51.6%, to $146.4 million for the three months ended March 29, 2003 compared to $96.6 million in the prior year quarter. The increase results primarily from a 61.5% increase in the average unit cost of propane during the three months ended March 29, 2003 compared to the prior year quarter, coupled with the aforementioned increase in retail volumes sold; offset by the decrease in wholesale and risk management activities described above.

     OPERATING EXPENSES. All other costs of operating our retail propane distribution and appliance sales and service operations are reported within operating expenses in the consolidated statements of operations. These operating expenses include the compensation and benefits of field and direct operating support personnel, costs of operating and maintaining our vehicle fleet, overhead and other costs of our purchasing, training and safety departments and other direct and indirect costs of our customer service centers. Operating expenses increased 13.5%, or $8.1 million, to $67.9 million for the three months ended March 29, 2003 compared to $59.8 million for the three months ended March 30, 2002. Operating expenses in the second quarter of fiscal 2003 include a $0.4 million unrealized (non-cash) loss representing the net change in fair values of derivative instruments during the quarter, compared to a $3.4 million unrealized gain in the prior year quarter (see Item 3 Quantitative and Qualitative Disclosures About Market Risk for information on our policies regarding the accounting for derivative instruments). In addition to the impact of changes in the fair value of derivative instruments, operating expenses increased $4.3 million primarily as a result of $1.8 million higher employee compensation and benefits to support the increased sales volume, $1.2 million higher costs for operating our fleet primarily due to escalating fuel costs and $0.4 million higher pension costs. Additionally, our bad debt expense increased $0.9 million as a result of a combination of higher sales volumes, significantly higher commodity prices resulting in higher prices to our customers and general economic conditions.

     GENERAL AND ADMINISTRATIVE EXPENSES. All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations. General and administrative expenses of $10.1 million for the three months ended March 29, 2003 were $2.0 million, or 24.7%, higher than the prior year quarter of $8.1 million. The increase was primarily attributable to the impact of $0.8 million higher employee compensation and benefit related costs and $0.2 million higher fees for professional services in the current year quarter.

     DEPRECIATION  AND  AMORTIZATION.   Depreciation  and  amortization  expense
remained relatively consistent, decreasing $0.2 million, or 2.7%, to $7.2 million compared to $7.4 million in the prior year quarter.

     GAIN ON SALE OF STORAGE FACILITY. On January 31, 2002 (the second quarter of fiscal 2002), we sold our 170 million gallon propane storage facility in Hattiesburg, Mississippi, which was considered a non-strategic asset, for net cash proceeds of $8.0 million, resulting in a gain on sale of approximately $6.8 million.

     INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA. Income before interest expense and income taxes decreased $6.2 million, or 8.8%, to $64.5 million in the three months ended March 29, 2003 compared to $70.7 million in the prior year quarter. Earnings before interest, taxes, depreciation and amortization ("EBITDA") amounted to $74.0 million for the three months ended March 29, 2003, compared to $78.1 million for the prior year quarter. These changes in income before interest expense and income taxes and in EBITDA compared to the prior year quarter reflects the impact of 8.5% higher retail volumes sold; offset by the $3.8 million unfavorable impact of mark-to-market activity on derivative instruments, the $6.8 million gain on sale of our Hattiesburg, MS storage facility impacting prior year results and the higher combined operating and general and administrative expenses described above. In addition, the $2.4 million gain reported from the sale of five customer service centers during the second quarter of fiscal 2003, reported within discontinued operations, had a favorable impact on EBITDA for the three months ended March 29, 2003.

     EBITDA represents income before deducting interest expense, income taxes, depreciation and amortization. Our management uses EBITDA as a measure of liquidity and we are including it because we believe that it provides our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our common units. Moreover, our senior note agreements and our revolving credit agreement require us to use EBITDA in calculating our leverage and interest coverage ratios. EBITDA is not a recognized term under generally accepted accounting principles ("GAAP") and should not be considered as an alternative to net income or cash flow from operating activities determined in accordance with GAAP. Because EBITDA as determined by us excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies. The following table sets forth (i) our calculation of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities (amounts in thousands):

                                                        THREE MONTHS ENDED
                                                  ------------------------------
                                                    MARCH 29,         MARCH 30,
                                                      2003              2002
                                                  -------------    -------------

Net income ....................................       $ 58,306         $ 61,901
Add:
   Provision for income taxes .................             37              190
   Interest expense, net ......................          8,512            8,649
   Depreciation and amortization ..............          7,164            7,406
                                                  -------------    -------------
EBITDA ........................................         74,019           78,146
                                                  -------------    -------------
Add/(subtract):
   Provision for income taxes .................            (37)            (190)
   Interest expense, net ......................         (8,512)          (8,649)
   Loss/(gain) on disposal of property, plant
   and equipment, net..........................             26             (263)
   Gain on sale of customer service centers ...         (2,404)            --
   Gain on sale of storage facility ...........           --             (6,768)
   Changes in working capital and other
   assets and liabilities .....................        (48,104)         (29,575)
                                                  -------------    -------------
Net cash provided by operating activities .....       $ 14,988         $ 32,701
                                                  =============    =============

     INTEREST EXPENSE. Net interest expense decreased $0.1 million, or 1.2%, to $8.5 million for the three months ended March 29, 2003 compared to $8.6 million in the prior year quarter. This decrease is primarily attributable to lower average interest rates on outstanding borrowings under our Revolving Credit Agreement.

     DISCONTINUED OPERATIONS. As part of our overall business strategy, we continually monitor and evaluate our existing operations to identify opportunities that will allow us to optimize our return on assets employed by selectively consolidating or divesting operations in slower growing or non-strategic markets. In line with that strategy, we sold five customer service centers during the second quarter of fiscal 2003 for total cash proceeds of approximately $5.7 million. We recorded a gain on sale of approximately $2.4 million, which has been accounted for within discontinued operations pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

SIX MONTHS ENDED MARCH 29, 2003 COMPARED TO SIX MONTHS ENDED MARCH 30, 2002

     REVENUES. Revenues increased 19.9%, or $83.3 million, to $501.1 million for the six months ended March 29, 2003 compared to $417.8 million for the six months ended March 30, 2002. Revenues from retail propane activities increased $93.0 million, or 26.6%, to $442.6 million for the six months ended March 29, 2003 compared to $349.6 million in the prior year period. This increase is the result of an increase in average propane selling prices, coupled with an increase in retail gallons sold. Propane selling prices averaged 15% higher during the six months ended March 29, 2003 compared to the prior period as a result of steadily increasing costs of propane throughout fiscal 2003. Retail gallons sold increased 30.3 million gallons, or 10.4%, to 322.9 million gallons for the six months ended March 29, 2003 compared to 292.6 million gallons in the prior year period due primarily to colder average temperatures experienced in parts of our service area throughout the first half of fiscal 2003.

     Temperatures nationwide, as reported by NOAA, averaged 3% warmer than normal for the first half of fiscal 2003, compared to 15% warmer than normal temperatures in the same period a year ago, or 18% colder conditions year-over-year. The coldest weather conditions, however, were experienced in the eastern and central regions of the United States which reported normal average temperatures for the first half of fiscal 2003, compared to temperatures during the comparable period in the prior year that were 15% warmer than normal. Average temperatures in the western regions of the United States were 15% warmer than normal during the first six months of fiscal 2003, compared to 5% warmer than normal in the prior year period, or 10% warmer temperatures year-over-year. Additionally, our volumes continue to be affected by the impact of a continued economic recession on customer buying habits.

     Revenues from wholesale and risk management activities of $9.4 million for the six months ended March 29, 2003 decreased $7.6 million, or 44.7%, compared to revenues of $17.0 million for the six months ended March 30, 2002 primarily as a result of lower volumes sold in the wholesale market. Revenue from other sources, including sales of appliances and related parts and services, of $49.1 million for the six months ended March 29, 2003 decreased $2.1 million, or 4.1%, compared to other revenue in the prior year of $51.2 million.

     COST OF PRODUCTS SOLD. Cost of products sold increased $64.9 million, or 36.7%, to $241.5 million for the six months ended March 29, 2003 compared to $176.6 million in the prior year period. The increase results primarily from a 38.6% increase in the average unit cost of propane during the six months ended March 29, 2003 compared to the prior year period, coupled with the aforementioned increase in retail volumes sold; offset by the decrease in wholesale and risk management activities.

     OPERATING EXPENSES. Operating expenses increased 10.4%, or $12.2 million, to $129.6 million for the six months ended March 29, 2003 compared to $117.4 million for the six months ended March 30, 2002. Operating expenses in the first six months of fiscal 2003 include a $1.4 million unrealized (non-cash) loss representing the net change in fair values of derivative instruments, compared to a $6.1 million unrealized gain in the prior year period (see Item 3 Quantitative and Qualitative Disclosures About Market Risk for information on our policies regarding the accounting for derivative instruments). In addition to the impact of changes in the fair value of derivative instruments, operating expenses increased $4.7 million primarily resulting from $1.7 million higher employee compensation and benefits to support the increased sales volume, $1.0 million increased pension and medical costs and $0.8 million higher costs to operate our fleet primarily from increased fuel costs. In addition, we experienced $1.2 million higher bad debt expense as a result of the significant increase in the commodity price of propane resulting in higher prices to our customers, higher sales volumes and general economic conditions.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $19.2 million for the six months ended March 29, 2003 were $3.9 million, or 25.5%, higher than the prior year period of $15.3 million. The increase was primarily attributable to the impact of $1.9 million higher employee compensation and benefit related costs, as well as $0.5 million higher fees for professional services in the current year period.

     DEPRECIATION  AND  AMORTIZATION.   Depreciation  and  amortization  expense
decreased $0.5 million, or 3.3%, to $14.5 million for the six months ended March 29, 2003, compared to $15.0 million for the six months ended March 30, 2002.

     GAIN ON SALE OF STORAGE FACILITY. On January 31, 2002 (the second quarter of fiscal 2002), we sold our 170 million gallon propane storage facility in Hattiesburg, Mississippi, which was considered a non-strategic asset, for net cash proceeds of $8.0 million, resulting in a gain on sale of approximately $6.8 million.

     INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA. Income before interest expense and income taxes decreased $3.9 million, or 3.9%, to $96.3 million in the six months ended March 29, 2003, compared to $100.2 million in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") amounted to $113.2 million for the six months ended March 29, 2003, compared to $115.2 million for the prior year period. The decline in income before interest expense and income taxes and in EBITDA over the prior year period reflects the impact of 10.4% higher retail volumes sold which was offset by the $7.5 million unfavorable impact of mark-to-market activity on derivative instruments year-over-year, the $6.8 million gain on sale of our Hattiesburg, Mississippi storage facility impacting prior year results and the higher combined operating and general and administrative expenses (described above) in support of higher business activity. Additionally, the $2.4 million gain reported from the sale of five customer service centers during the second quarter of fiscal 2003, reported within discontinued operations, had a favorable impact on EBITDA for the six months ended March 29, 2003.

     EBITDA represents income before deducting interest expense, income taxes, depreciation and amortization. Our management uses EBITDA as a measure of liquidity and we are including it because we believe that it provides our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our common units. Moreover, our senior note agreements and our revolving credit agreement require us to use EBITDA in calculating our leverage and interest coverage ratios. EBITDA is not a recognized term under generally accepted accounting principles ("GAAP") and should not be considered as an alternative to net income or cash flow from operating activities determined in accordance with GAAP. Because EBITDA as determined by us excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies. The following table sets forth (i) our calculation of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities (amounts in thousands):

                                                         SIX MONTHS ENDED
                                                  ------------------------------
                                                    MARCH 29,         MARCH 30,
                                                      2003              2002
                                                  -------------    -------------

Net income ....................................      $  81,560        $  82,514
Add:
   Provision for income taxes .................            167              328
   Interest expense, net ......................         17,021           17,373
   Depreciation and amortization ..............         14,484           14,992
                                                  -------------    -------------
EBITDA ........................................        113,232          115,207
                                                  -------------    -------------
Add/(subtract):
   Provision for income taxes .................           (167)            (328)
   Interest expense, net ......................        (17,021)         (17,373)
   Loss/(gain) on disposal of property, plant
   and equipment, net..........................           (320)            (276)
   Gain on sale of customer service centers ...         (2,404)            --
   Gain on sale of storage facility ...........           --             (6,768)
   Changes in working capital and other
   assets and liabilities .....................        (69,954)         (54,340)
                                                  -------------    -------------
Net cash provided by operating activities .....      $  23,366        $  36,122
                                                  =============    =============

     INTEREST EXPENSE. Net interest expense decreased $0.4 million, or 2.3%, to $17.0 million for the six months ended March 29, 2003 compared to $17.4 million in the prior year period. This decrease is primarily attributable to lower average interest rates on outstanding borrowings under our Revolving Credit Agreement.

     DISCONTINUED OPERATIONS. As part of our overall business strategy, we continually monitor and evaluate our existing operations to identify opportunities that will allow us to optimize our return on assets employed by selectively consolidating or divesting operations in slower growing or non-strategic markets. In line with that strategy, we sold five customer service centers during the second quarter of fiscal 2003 for total cash proceeds of approximately $5.7 million. We recorded a gain on sale of approximately $2.4 million, which has been accounted for within discontinued operations pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

LIQUIDITY AND CAPITAL RESOURCES

     Due to the seasonal nature of the propane business, cash flows from operating activities are greater during the winter and spring seasons, our second and third fiscal quarters, as customers pay for propane purchased during the heating season. For the six months ended March 29, 2003, net cash provided by operating activities was $23.4 million compared to cash provided by operating activities of $36.1 million for the six months ended March 30, 2002. The decrease of $12.7 million was primarily due to $2.9 million higher net income, after adjusting for non-cash items in both periods (depreciation, amortization and gains on disposal of assets), offset by a $15.6 million unfavorable impact of changes in working capital in comparison to the prior year period. The changes in working capital result primarily from an increase in accounts receivable in line with increased sales volumes and higher average selling prices, offset to a degree by lower payments under employee compensation plans and higher accounts payable.

     Net cash provided by investing activities of $0.7 million for the six months ended March 29, 2003 consists of net proceeds from the sale of five customer service centers of $5.7 million and net proceeds of $1.0 million from the sale of property, plant and equipment; offset by capital expenditures of $6.0 million (including $1.7 million for maintenance expenditures and $4.3 million to support the growth of operations). Net cash provided by investing activities during the six months ended March 30, 2002 consists of net proceeds from the sale of assets of $9.6 million (including net cash proceeds of $8.0 million resulting from the sale of our propane storage facility in Hattiesburg, Mississippi), offset by capital expenditures of $9.6 million (including $5.8 million for maintenance expenditures and $3.8 million to support the growth of operations).

     Net cash used in financing activities for the six months ended March 29, 2003 was $29.1 million, primarily reflecting payment of our quarterly distributions of $0.5750 per Common Unit during the first and second quarters of fiscal 2003. Net cash used in financing activities for the six months ended March 30, 2002 was $28.3 million, reflecting payment of our quarterly distributions of $0.5625 during the first and second quarters of fiscal 2002.

     On March 5, 1996, pursuant to a Senior Note Agreement (the "1996 Senior Note Agreement"), we issued $425.0 million of senior notes (the "1996 Senior Notes") with an annual interest rate of 7.54%. Our obligations under the 1996 Senior Note Agreement are unsecured and rank on an equal and ratable basis with our obligations under the 2002 Senior Note Agreement and the Revolving Credit Agreement. Under the terms of the 1996 Senior Note Agreement, we became obligated to pay the principal on the 1996 Senior Notes in equal annual payments of $42.5 million starting July 1, 2002, with the last such payment due June 30, 2011. On July 1, 2002, we received net proceeds of $42.5 million from the issuance of 7.37% Senior Notes due June, 2012 (the "2002 Senior Notes") and used the funds to pay the first annual principal payment of $42.5 million due under the 1996 Senior Note Agreement. Our obligations under the agreement governing the 2002 Senior Notes (the "2002 Senior Note Agreement") are unsecured and rank on an equal and ratable basis with our obligations under the 1996 Senior Note Agreement and the Revolving Credit Agreement. The next principal payment on the 1996 Senior Notes is due on July 1, 2003. Rather than refinancing this $42.5 million principal payment, we expect that we will make this payment from cash flow from operations, the net proceeds from the contemplated offering of common units described below, our cash position or availability under our Revolving Credit Agreement.

     Our Revolving Credit Agreement, as amended on January 29, 2001, provides a $75.0 million working capital facility and a $50.0 million acquisition facility. Borrowings under the Revolving Credit Agreement bear interest at a rate based upon either LIBOR plus a margin, Wachovia National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .375% to .50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of March 29, 2003 and September 28, 2002, $46.0 million was outstanding under the acquisition facility of the Revolving Credit Agreement and there were no borrowings under the working capital facility. The Revolving Credit Agreement matures on May 31, 2003. On May 8, 2003, we completed the Second Amended and Restated Credit Agreement which extends the existing Revolving Credit Agreement until May 31, 2006 on substantially the same terms as set forth above. The Second Amended and Restated Credit Agreement provides a $75.0 million working capital facility and reduces the acquisition facility from $50.0 million to $25.0 million. In connection with the completion of the Second Amended and Restated Credit Agreement, the Partnership repaid $21.0 million of outstanding borrowings under the Revolving Credit Agreement. Accordingly, the Partnership has classified the $21.0 million portion of the Revolving Credit Agreement as a current liability and the remaining $25.0 million outstanding borrowing under the acquisition facility as long-term debt at March 29, 2003.

     The 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement contain various restrictive and affirmative covenants applicable to the Operating Partnership, including (a) maintenance of certain financial tests, including, but not limited to, a leverage ratio of less than
5.0 to 1 and an interest coverage ratio in excess of 2.5 to 1 using EBITDA in such ratio calculations, (b) restrictions on the incurrence of additional indebtedness, and (c) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. During December 2002, we amended the 1996 Senior Note Agreement to (i) eliminate an adjusted net worth financial test to be consistent with the 2002 Senior Note Agreement and Revolving Credit Agreement, and (ii) add a second tier leverage ratio of less than 5.25 to 1 when the underfunded portion of our pension obligations is used in the computation. We were in compliance with all covenants and terms of the 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement as of March 29, 2003.

     We will make distributions in an amount equal to all of our Available Cash, as defined in the Second Amended and Restated Partnership Agreement, approximately 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. The Board of Supervisors reviews the level of Available Cash on a quarterly basis based upon information provided by management. On April 24, 2003, we declared a quarterly distribution of $0.5750 per Common Unit, or $2.30 on an annualized basis, for the second quarter of fiscal 2003 payable on May 13, 2003 to holders of record on May 6, 2003.

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

     The first six months of fiscal 2003 presented a return to more normal winter weather conditions across much of the United States, a challenging commodity price and supply environment and the sustained economic recession. Our results of operations were favorably impacted by a return to more normal weather patterns, particularly in the east, and our continued focus on managing our cost structure; despite the negative affects of unseasonably warm weather in the west and the economy. In addition, our product supply and risk management activities helped to ensure adequate supply and to mitigate the impact of propane price volatility during a period of uncertainty surrounding the situation in Iraq and other oil producing nations. Given our cash position ($35.9 million at March 29, 2003) and positive cash flow from operations we continue to effectively manage our cash flow without the need to utilize our working capital facility under our Revolving Credit Agreement. As we look ahead to the remainder of fiscal 2003, our operations may be impacted by certain factors beyond our control, including, but not limited to, a sustained economic recession, a continued volatile commodity price environment and a shift to warmer weather conditions in our service areas. Additionally, as announced on April 9, 2003, we have filed a registration statement with the Securities and Exchange Commission for the sale of up to $57.5 million of common units representing limited partner interests. This registration statement has not yet become effective and, as such, we have not yet sold the new common units. We intend to use the proceeds of this offering for general partnership purposes, which may include working capital, capital expenditures, potential acquisitions and further debt reduction. Based on our current estimates of our cash flow from operations and cash position, availability under the Revolving Credit Agreement (unused borrowing capacity under the working capital facility of $75.0 million at May 9, 2003) and the net proceeds from the contemplated offering of common units, we expect to have sufficient funds to meet our current and forseeable future obligations.

LONG-TERM DEBT OBLIGATIONS AND OTHER COMMITMENTS

     Long-term debt obligations and future minimum rental commitments under noncancelable operating lease agreements as of March 29, 2003 are due as follows (amounts in thousands):




                                       REMAINDER                                         FISCAL
                                       OF FISCAL     FISCAL      FISCAL      FISCAL     2007 AND
                                         2003         2004        2005        2006     THEREAFTER    TOTAL
                                       ----------  ----------  ----------  ----------  ----------  ----------

Long-term debt ......................   $ 63,882    $ 42,910    $ 42,940    $ 67,973    $255,000    $472,705
Operating leases ....................     11,141      16,415      12,653      10,075      12,844      63,128
    Total long-term debt obligations.
                                       ----------  ----------  ----------  ----------  ----------  ----------
      and lease commitments .........   $ 75,023    $ 59,325    $ 55,593    $ 78,048    $267,844    $535,833
                                       ==========  ==========  ==========  ==========  ==========  ==========


     Additionally, we have standby letters of credit in the aggregate amount of $35.4 million, in support of our casualty insurance coverage and certain lease obligations, which expire periodically through March 1, 2004.

       Financial Accounting Standards Board Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," expands the existing disclosure requirements for guarantees and requires recognition of a liability for the fair value of guarantees issued after December 31, 2002. The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2009. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the equipment's fair value at the end of their lease term have historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $15.5 million.

RECENTLY ISSUED ACCOUNTING STANDARDS

     On June 28, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. We will apply the provisions of this standard on an ongoing basis, as applicable.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 29, 2003, we were party to propane forward and option contracts with various third parties and futures traded on the New York Mercantile Exchange (the "NYMEX"). Futures and forward contracts require that we sell or acquire propane at a fixed price at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane at a specified price during a specified time period; the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of propane to the respective party or are settled by the payment of a net amount equal to the difference between the then current price of propane and the fixed contract price. The contracts are entered into in anticipation of market movements and to manage and hedge exposure to fluctuating propane prices, as well as to help ensure the availability of propane during periods of high demand.

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

CREDIT RISK

     Futures are guaranteed by the NYMEX and, as a result, have minimal credit risk. We are subject to credit risk with forward and option contracts to the extent the counterparties do not perform. We evaluate the financial condition of each counterparty with which we conduct business and establish credit limits to reduce exposure to credit risk of non-performance.

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

     At March 29, 2003, the fair value of derivative instruments described above resulted in derivative assets of $0.3 million included within prepaid expenses and other current assets and derivative liabilities of $0.6 million included within other current liabilities. Operating expenses include unrealized losses in the amount of $0.4 million and $1.4 million for the three and six months ended March 29, 2003, respectively, and unrealized gains in the amount of $3.4 million and $6.1 million for the three and six months ended March 30, 2002 attributable to the change in fair value of derivative instruments not designated as hedges. At March 29, 2003, unrealized gains on derivative instruments designated as cash flow hedges in the amount of $0.2 million were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities market, the corresponding value in OCI is subject to change prior to its impact on earnings.

SENSITIVITY ANALYSIS

     In an effort to estimate the exposure of unfavorable market price movements, a sensitivity analysis of open positions as of March 29, 2003 was performed. Based on this analysis, a hypothetical 10% adverse change in market prices for each of the future months for which an option, futures and/or forward contract exists indicates a potential loss in future earnings of $0.8 million and $1.7 million as of March 29, 2003 and March 30, 2002, respectively. See also
Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2002.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

   On February 6, 2003, the plaintiffs in Heritage v. SCANA et al filed a motion to amend its complaint to assert additional claims against all defendants, including three new claims against our operating partnership: aiding and abetting; misappropriation; and unjust enrichment. We believe that the claims and proposed additional claims against our operating partnership are without merit and are defending the action vigorously. The court has entered an order setting this matter for trial any time after July 1, 2003.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

          10.26  Second Amended and Restated Credit Agreement dated May 8, 2003



     (b)  Reports on Form 8-K

          No reports were filed on Form 8-K.


Other items under Part II are not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Suburban Propane Partners, L.P.


MAY 13, 2003                       /S/ ROBERT M. PLANTE
------------                       --------------------
Date                               Robert M. Plante
                                   Vice President - Finance
                                   (Principal Financial Officer)


MAY 13, 2003                       /S/ MICHAEL A. STIVALA
------------                       ----------------------
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


May 13, 2003
                                   / S/ MARK A. ALEXANDER
                                   -----------------------
                                   Mark A. Alexander
                                   President and Chief Executive Officer

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



May 13, 2003
                                   /S/ ROBERT M. PLANTE
                                   --------------------
                                   Robert M. Plante
                                   Vice President - Finance
                                   (Principal Financial Officer)