Form 10-Q
period 2003-06-28
SUBURBAN PROPANE PARTNERS LP
filed 2003-08-12
CIK 1005210

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

                  For the quarterly period ended June 28, 2003

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

As of August 4, 2003, there were 27,256,162 Common Units outstanding.














================================================================================

================================================================================

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                     PART I                              PAGE
                                                                         ----
ITEM  1.   FINANCIAL STATEMENTS (UNAUDITED)
           Condensed Consolidated Balance Sheets as of June 28, 2003
           and September 28, 2002....................................     1

           Condensed Consolidated  Statements of Operations for the
           three months ended June 28, 2003 and June 29, 2002........     2

           Condensed  Consolidated  Statements of Operations for the
           nine months ended June 28, 2003 and June 29, 2002.........     3

           Condensed  Consolidated  Statements of Cash Flows for the
           nine months ended June 28, 2003 and June 29, 2002.........     4

           Condensed Consolidated Statement of Partners' Capital for
           the nine months ended June 28, 2003.......................     5

           Notes to Condensed Consolidated Financial Statements......     6

ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............     12

ITEM  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK...............................................     23

ITEM  4.   CONTROLS AND PROCEDURES...................................     25

                                     PART II
ITEM  1.   LEGAL PROCEEDINGS.........................................     26

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......     26

ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K..........................     26


SIGNATURES...........................................................     27




DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements ("Forward-Looking Statements") as defined in the Private Securities Litigation Reform Act of 1995 relating to the Partnership's future business expectations and predictions and financial condition and results of operations. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans" or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements ("Cautionary Statements"). The risks and uncertainties and their impact on the Partnership's operations include, but are not limited to, the following risks:

o    The impact of weather conditions on the demand for propane;
o    Fluctuations in the unit cost of propane;
o The ability of the Partnership to compete with other suppliers of propane and other energy sources;
o The impact on propane prices and supply from the political, military and economic instability of the oil producing nations, global terrorism and other general economic conditions;
o    The ability of the Partnership to retain customers;
o The impact of energy efficiency and technology advances on the demand for propane;
o    The ability of management to continue to control expenses;
o    The impact of regulatory developments on the Partnership's business;
o    The impact of legal proceedings on the Partnership's business;
o The Partnership's ability to implement its expansion strategy into new business lines and sectors; and
o    The Partnership's ability to integrate acquired businesses successfully.

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



                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           June 28,          September 28,
                                                                             2003                2002
                                                                         -------------       -------------

ASSETS
Current assets:
    Cash and cash equivalents ........................................     $  90,878           $  40,955
    Accounts receivable, less allowance for doubtful accounts
       of $3,394 and $1,894, respectively ............................        48,087              33,002
    Inventories ......................................................        30,696              36,367
    Prepaid expenses and other current assets ........................         7,110               6,465
                                                                           ---------           ---------
               Total current assets ..................................       176,771             116,789
Property, plant and equipment, net ...................................       315,244             331,009
Goodwill .............................................................       243,236             243,260
Other intangible assets, net .........................................         1,129               1,474
Other assets .........................................................         9,879               7,614
                                                                           ---------           ---------
               Total assets ..........................................     $ 746,259           $ 700,146
                                                                           =========           =========


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable .................................................     $  27,331           $  27,412
    Accrued employment and benefit costs .............................        21,016              21,430
    Current portion of long-term borrowings ..........................        42,912              88,939
    Accrued insurance ................................................         6,910               8,670
    Customer deposits and advances ...................................         8,032              26,125
    Accrued interest .................................................        16,359               8,666
    Other current liabilities ........................................         7,038               6,303
                                                                           ---------           ---------
              Total current liabilities ..............................       129,598             187,545
Long-term borrowings .................................................       383,415             383,830
Postretirement benefits obligation ...................................        33,147              33,284
Accrued insurance ....................................................        20,299              18,299
Accrued pension liability ............................................        56,176              53,164
Other liabilities ....................................................         6,351               4,738
                                                                           ---------           ---------
               Total liabilities .....................................       628,986             680,860
                                                                           ---------           ---------

Commitments and contingencies

Partners' capital:
    Common Unitholders (27,256 and 24,631 units issued and outstanding
       at June 28, 2003 and September 28, 2002, respectively) ........       202,608             103,680
    General Partner ..................................................         2,570               1,924
    Deferred compensation ............................................        (5,795)            (11,567)
    Common Units held in trust, at cost ..............................         5,795              11,567
    Unearned compensation ............................................        (2,427)             (1,924)
    Accumulated other comprehensive loss .............................       (85,478)            (84,394)
                                                                           ---------           ---------
              Total partners' capital ................................       117,273              19,286
                                                                           ---------           ---------
              Total liabilities and partners' capital ................     $ 746,259           $ 700,146
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




                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)


                                                                               Three Months Ended
                                                                         ---------------------------------
                                                                           June 28,            June 29,
                                                                             2003                2002
                                                                         -------------       -------------

Revenues
  Propane ............................................................      $ 126,144           $ 115,571
  Other ..............................................................         20,027              22,064
                                                                            ---------           ---------
                                                                              146,171             137,635

Costs and expenses
  Cost of products sold ..............................................         73,325              64,444
  Operating ..........................................................         61,193              60,589
  General and administrative .........................................          8,534               8,053
  Depreciation and amortization ......................................          6,717               7,048
                                                                            ---------           ---------
                                                                              149,769             140,134

(Loss) before interest expense and provision for income taxes                  (3,598)             (2,499)
Interest expense, net ................................................          8,480               8,339
                                                                            ---------           ---------

(Loss) before provision for income taxes .............................        (12,078)            (10,838)
(Benefit) / provision for income taxes ...............................            (64)                190
                                                                            ---------           ---------

(Loss) from continuing operations ....................................        (12,014)            (11,028)
Discontinued operations (Note 12):
  Gain on sale of customer service centers ...........................             79                 --

                                                                            ---------           ---------
Net (loss) ...........................................................      $ (11,935)          $ (11,028)
                                                                            =========           =========

General Partner's interest in net (loss) .............................      $    (320)          $    (281)
                                                                            ---------           ---------
Limited Partners' interest in net (loss) .............................      $ (11,615)          $ (10,747)
                                                                            =========           =========

(Loss) per unit - basic
  (Loss) from continuing operations ..................................      $   (0.47)          $   (0.44)
  Gain on sale of customer service centers ...........................            --                  --
                                                                            ---------           ---------
  Net (loss) .........................................................      $   (0.47)          $   (0.44)
                                                                            ---------           ---------
Weighted average number of units outstanding - basic .................         24,918              24,631
                                                                            ---------           ---------

(Loss) per unit - diluted
  (Loss) from continuing operations ..................................      $   (0.47)          $   (0.44)
  Gain on sale of customer service centers ...........................            --                  --
                                                                            ---------           ---------
  Net (loss) .........................................................      $   (0.47)          $   (0.44)
                                                                            ---------           ---------
Weighted average number of units outstanding - diluted ...............         24,918              24,631
                                                                            ---------           ---------




The accompanying notes are an integral part of these condensed consolidated financial statements.



                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)



                                                                                Nine Months Ended
                                                                         ---------------------------------
                                                                           June 28,            June 29,
                                                                             2003                2002
                                                                         -------------       -------------

Revenues
  Propane ............................................................      $ 577,006           $ 482,166
  Other ..............................................................         69,069              73,220
                                                                            ---------           ---------
                                                                              646,075             555,386

Costs and expenses
  Cost of products sold ..............................................        314,213             241,033
  Operating ..........................................................        190,211             177,996
  General and administrative .........................................         27,704              23,369
  Depreciation and amortization ......................................         20,490              21,379
  Gain on sale of storage facility ...................................           --                (6,768)
                                                                            ---------           ---------
                                                                              552,618             457,009

Income before interest expense and provision for income taxes.........         93,457              98,377
Interest expense, net ................................................         26,212              26,373
                                                                            ---------           ---------

Income before provision for income taxes .............................         67,245              72,004
Provision for income taxes ...........................................            103                 518
                                                                            ---------           ---------

Income from continuing operations ....................................         67,142              71,486
Discontinued operations (Note 12):
  Gain on sale of customer service centers ...........................          2,483                --

                                                                            ---------           ---------
Net income ...........................................................      $  69,625           $  71,486
                                                                            =========           =========

General Partner's interest in net income .............................      $   1,755           $   1,482
                                                                            ---------           ---------
Limited Partners' interest in net income .............................      $  67,870           $  70,004
                                                                            =========           =========

Income per unit - basic
  Income from continuing operations ..................................      $    2.65           $    2.84
  Gain on sale of customer service centers ...........................           0.09                --
                                                                            ---------           ---------
  Net income .........................................................      $    2.74           $    2.84
                                                                            ---------           ---------
Weighted average number of units outstanding - basic .................         24,727              24,631
                                                                            ---------           ---------

Income per unit - diluted
  Income from continuing operations ..................................      $    2.64           $    2.84
  Gain on sale of customer service centers ...........................           0.10                --
                                                                            ---------           ---------
  Net income .........................................................      $    2.74           $    2.84
                                                                            ---------           ---------
Weighted average number of units outstanding - diluted ...............         24,793              24,665
                                                                            ---------           ---------



The accompanying notes are an integral part of these condensed consolidated financial statements.



                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                                Nine Months Ended
                                                                         ---------------------------------
                                                                           June 28,            June 29,
                                                                             2003                2002
                                                                         -------------       -------------

Cash flows from operating activities:
     Net income ......................................................       $ 69,625            $ 71,486
     Adjustments to reconcile net income to net cash
      provided by operations:
          Depreciation expense .......................................         20,161              21,002
          Amortization of intangible assets ..........................            329                 377
          Amortization of debt origination costs .....................          1,052                 990
          Amortization of unearned compensation ......................            658                 597
          Gain on disposal of property, plant and
            equipment, net ...........................................           (486)               (213)
          Gain on sale of customer service centers ...................         (2,483)                --
          Gain on sale of storage facility ...........................           --                (6,768)
     Changes in assets and liabilities, net of dispositions:
          (Increase)/decrease in accounts receivable .................        (15,751)              1,418
          Decrease in inventories ....................................          5,479               2,554
          (Increase) in prepaid expenses and
            other current assets .....................................         (1,285)             (3,315)
          (Decrease) in accounts payable .............................            (81)             (6,289)
          (Decrease) in accrued employment
            and benefit costs ........................................           (414)            (10,283)
          Increase in accrued interest ...............................          7,693               7,899
          (Decrease) in other accrued liabilities ....................        (19,509)            (13,771)
          (Increase) in other noncurrent assets ......................         (2,496)               (243)
          Increase in other noncurrent liabilities ...................          6,431                 587
                                                                             --------            --------
               Net cash provided by operating activities .............         68,923              66,028
                                                                             --------            --------
Cash flows from investing activities:
      Capital expenditures ...........................................         (9,411)            (13,161)
      Proceeds from sale of property, plant and equipment ............          1,683               1,976
      Proceeds from sale of customer service centers, net ............          7,197                --
      Proceeds from sale of storage facility, net ....................           --                 7,988
                                                                             --------            --------
               Net cash used in investing activities .................           (531)             (3,197)
                                                                             --------            --------
Cash flows from financing activities:
      Long-term debt repayments ......................................        (46,438)               --
      Credit agreement expenses ......................................           (819)               --
      Net proceeds from issuance of Common Units .....................         72,386                --
      Partnership distributions ......................................        (43,598)            (42,522)
                                                                             --------            --------
               Net cash used in financing activities .................        (18,469)            (42,522)
                                                                             --------            --------
Net increase in cash and cash equivalents ............................         49,923              20,309
Cash and cash equivalents at beginning of period .....................         40,955              36,494
                                                                             --------            --------
Cash and cash equivalents at end of period ...........................       $ 90,878            $ 56,803
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




                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                                                                        Accumulated
                                                                                              Common                       Other
                                        Number of       Common      General     Deferred     Units in     Unearned     Comprehensive
                                       Common Units   Unitholders   Partner   Compensation    Trust     Compensation       (Loss)
                                       ------------   -----------   -------   ------------   --------   ------------   -------------

Balance at September  28, 2002.......       24,631     $ 103,680    $1,924     $  (11,567)   $11,567       $ (1,924)      $ (84,394)
Net income ..........................                     67,870     1,755
Other comprehensive loss:
  Net unrealized losses on cash
    flow hedges .....................                                                                                          (401)
  Less: Reclassification of realized
    gains on cash flow hedges into
    earnings ........................                                                                                          (683)

Comprehensive income ................

Partnership distributions ...........                    (42,489)   (1,109)
Sale of Common Units under public
    offering, net of expenses........        2,625        72,386
Distribution of common units
  held in trust .....................                                               5,772     (5,772)
Grants issued under Restricted
  Unit Plan, net of forfeitures .....                      1,161                                             (1,161)
Amortization of Restricted
  Unit Plan, net of forfeitures .....                                                                           658
                                       ------------   -----------   -------   ------------   --------   ------------   -------------
Balance at June 28, 2003.............       27,256     $ 202,608    $2,570       $ (5,795)   $ 5,795       $ (2,427)      $ (85,478)
                                       ============   ===========   =======   ============   ========   ============   =============


                                            Total
                                          Partners'   Comprehensive
                                           Capital       Income
                                          ---------   -------------

Balance at September  28, 2002.......     $ 19,286
Net income ..........................       69,625        $ 69,625
Other comprehensive loss:
  Net unrealized gains on cash
    flow hedges .....................         (401)           (401)
  Less: Reclassification of realized
    gains on cash flow hedges into
    earnings ........................         (683)           (683)
                                                          ---------
Comprehensive income ................                     $ 68,541
                                                          =========
Partnership distributions ...........      (43,598)
Sale of Common Units under public
    offering, net of expenses........       72,386
Distribution of common units
  held in trust .....................           --
Grants issued under Restricted
  Unit Plan, net of forfeitures .....           --
Amortization of Restricted
  Unit Plan, net of forfeitures .....          658
                                          ---------
Balance at June 28, 2003.............     $117,273
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

At June 28, 2003, the fair value of derivative instruments described above resulted in derivative assets of $346 included within prepaid expenses and other current assets and derivative liabilities of $495 included within other current liabilities. Operating expenses include unrealized gains in the amount of $146 for the three months ended June 28, 2003 and unrealized losses in the amount of $968 for the three months ended June 29, 2002, attributable to the change in fair value of derivative instruments not designated as hedges. Operating expenses include unrealized losses of $1,230 for the nine months ended June 28, 2003 and unrealized gains of $5,116 for the nine months ended June 29, 2002, attributable to the change in fair value of derivative instruments not designated as hedges. At June 28, 2003, unrealized losses on derivative instruments designated as cash flow hedges in the amount of $401 were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities market, the corresponding value in OCI is subject to change prior to its impact on earnings.

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

2.   INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:



                                                    June 28,       September 28,
                                                      2003             2002
                                                  -------------    -------------

  Propane.......................................       $ 22,198         $ 28,799
  Appliances....................................          8,498            7,568
                                                  -------------    -------------
                                                       $ 30,696         $ 36,367
                                                  =============    =============


3.   INCOME/(LOSS) PER UNIT

Basic income/(loss) per limited partner unit is computed by dividing income/(loss), after deducting the General Partner's approximate 2% interest, by the weighted average number of outstanding Common Units. Diluted income/(loss) per limited partner unit is computed by dividing income/(loss), after deducting the General Partner's approximate 2% interest, by the weighted average number of outstanding Common Units and time vested Restricted Units granted under the 2000 Restricted Unit Plan. In computing diluted income/(loss) per unit, weighted average units outstanding used to compute basic income/(loss) per unit were increased by 66,430 units and 33,533 units for the nine months ended June 28, 2003 and June 29, 2002, respectively, to reflect the potential dilutive effect of the time vested Restricted Units outstanding using the treasury stock method. Diluted income/(loss) for the three months ended June 28, 2003 and June 29, 2002 does not include 69,808 and 36,012 Restricted Units, respectively, as their effect would be anti-dilutive.

4.   DISTRIBUTIONS OF AVAILABLE CASH

The Partnership makes distributions to its partners approximately 45 days after the end of each fiscal quarter of the Partnership in an aggregate amount equal to its Available Cash for such quarter. Available Cash, as defined in the Second Amended and Restated Partnership Agreement, generally means all cash on hand at the end of the respective fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. These reserves are retained for the proper conduct of the Partnership's business, the payment of debt principal and interest and for distributions during the next four quarters. Distributions by the Partnership in an amount equal to 100% of its Available Cash will generally be made 98.11% to the Common Unitholders and 1.89% to the General Partner prior to the public offering described in Note 11 (the "Public Offering"), and 98.29% to the Common Unitholders and 1.71% to the General Partner subsequent to the Public Offering, subject to the payment of incentive distributions to the General Partner to the extent the quarterly distributions exceed a target distribution of $0.55 per Common Unit. As defined in the Second Amended and Restated Partnership

Agreement, the General Partner has certain Incentive Distribution Rights ("IDRs") which represent an incentive for the General Partner to increase distributions to Common Unitholders in excess of the target quarterly distribution of $0.55 per Common Unit. With regard to the first $0.55 of quarterly distributions paid in any given quarter, 98.29% of the Available Cash is distributed to the Common Unitholders and 1.71% is distributed to the General Partner (98.11% and 1.89%, respectively, prior to the Public Offering). With regard to the balance of quarterly distributions in excess of the $0.55 per Common Unit target distribution, 85% of the Available Cash is distributed to the Common Unitholders and 15% is distributed to the General Partner.

On July 24, 2003, the Partnership declared a quarterly distribution of $0.5875 per Common Unit, or $2.35 on an annualized basis, in respect of the third quarter of fiscal 2003 payable on August 12, 2003 to holders of record on August 5, 2003. This quarterly distribution represents a $0.0125 per Common Unit, or $0.05 per Common Unit annualized, increase over the distribution declared and paid in the prior three quarters and includes incentive distribution rights payable to the General Partner to the extent the quarterly distribution exceeds $0.55 per Common Unit.

5.   LONG-TERM BORROWINGS

Long-term borrowings consist of the following:


                                                    June 28,       September 28,
                                                      2003             2002
                                                  -------------    -------------

  Senior Notes, 7.54%, due June 30, 2011 .......       $382,500         $382,500
  Senior Notes, 7.37%, due June 30, 2012 .......         42,500           42,500
  Note payable, 8%, due in annual installments
       through 2006 ............................          1,322            1,698
  Amounts outstanding under Acquisition Facility
       of Revolving Credit Agreement ...........          --              46,000
  Other long-term liabilities ..................              5               71
                                                  -------------    -------------
                                                        426,327          472,769
  Less: current portion ........................         42,912           88,939
                                                  -------------    -------------
                                                       $383,415         $383,830
                                                  =============    =============


On March 5, 1996, pursuant to a Senior Note Agreement (the "1996 Senior Note Agreement"), the Operating Partnership issued $425,000 of Senior Notes (the "1996 Senior Notes") with an annual interest rate of 7.54%. The Operating Partnership's obligations under the 1996 Senior Note Agreement are unsecured and rank on an equal and ratable basis with the Operating Partnership's obligations under the 2002 Senior Note Agreement and the Revolving Credit Agreement discussed below. The 1996 Senior Notes will mature June 30, 2011, and require semiannual interest payments. Under the terms of the 1996 Senior Note Agreement, the Operating Partnership is obligated to pay the principal on the 1996 Senior Notes in equal annual payments of $42,500 which started July 1, 2002.

On July 1, 2002, the Partnership received net proceeds of $42,500 from the issuance of 7.37% Senior Notes due June, 2012 (the "2002 Senior Notes") and used the funds to pay the first annual principal payment of $42,500 due under the 1996 Senior Note Agreement. The Operating Partnership's obligations under the agreement governing the 2002 Senior Notes (the "2002 Senior Note Agreement") are unsecured and rank on an equal and ratable basis with the Operating Partnership's obligations under the 1996 Senior Note Agreement and the Revolving Credit Agreement. Rather than refinance the second annual principal payment of $42,500 due under the 1996 Senior Note Agreement, the Partnership elected to repay this principal payment on June 30, 2003, subsequent to the end of the third quarter of fiscal 2003.

The Partnership's Revolving Credit Agreement, which provided a $75,000 working capital facility and a $50,000 acquisition facility, was scheduled to mature on May 31, 2003. On May 8, 2003, the Partnership completed the Second Amended and Restated Credit Agreement which extends the Revolving Credit Agreement until May 31, 2006. The Second Amended and Restated Credit Agreement provides a $75,000 working capital facility and a $25,000 acquisition facility. Borrowings under the Revolving Credit Agreement bear interest at a rate based upon either LIBOR plus a margin, Wachovia National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .375% to .50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. These terms are substantially the same as the terms under the Revolving Credit Agreement. Concurrent with the completion of the Second Amended and Restated Credit Agreement, the Partnership repaid $21,000 of outstanding borrowings under the Revolving Credit Agreement. On June 19, 2003, the Partnership repaid the remaining outstanding balance of $25,000 under the Revolving Credit Agreement. As of June 28, 2003 there were no borrowings outstanding under the Revolving Credit Agreement. As of September 28, 2002, there was $46,000 outstanding under the acquisition facility of the previous Revolving Credit Agreement and there were no borrowings under the working capital facility.

The 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement contain various restrictive and affirmative covenants applicable to the Operating Partnership; including (a) maintenance of certain financial tests, including, but not limited to, a leverage ratio less than 5.0 to 1 and an interest coverage ratio in excess of 2.50 to 1, (b) restrictions on the incurrence of additional indebtedness, and (c) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. During December 2002, the Partnership amended the 1996 Senior Note Agreement to (i) eliminate an adjusted net worth financial test to be consistent with the 2002 Senior Note Agreement and Revolving Credit Agreement, and (ii) require a leverage ratio of less than 5.25 to 1 when the underfunded portion of the Partnership's pension obligations is used in the computation of the ratio. The Partnership was in compliance with all covenants and terms of the 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement as of June 28, 2003.

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

In January 2003, in accordance with the terms of the Deferral Plan, 297,310 of the deferred units were distributed to the members of the General Partner and may now be voted and/or freely traded. Certain members of management elected to further defer receipt of their deferred units (totaling 299,511 Common Units) until January 2008. As of June 28, 2003 and September 28, 2002, there were 299,511 and 596,821 Common Units, respectively, held in trust under the Deferral Plan. The value of the Common Units deposited in the trust and the related deferred compensation liability in the amount of $5,795 and $11,567 as of June 28, 2003 and September 28, 2002, respectively, are reflected in the accompanying condensed consolidated balance sheets as components of partners' capital. During the second quarter of fiscal 2003, the Partnership recorded a $5,772 reduction in the deferred compensation liability and a corresponding reduction in the value of Common Units held in trust, both within partners' capital, related to the value of Common Units distributed from the trust.

8.   DEFINED BENEFIT PENSION PLAN

The Partnership has a noncontributory defined benefit pension plan which covers eligible participants in existence on January 1, 2000. No new participants are eligible to participate in the plan. The plan provides for a cash balance format which is designed to evenly spread the growth of a participant's earned retirement benefit throughout his/her career. On September 20, 2002, the Board of Supervisors approved an amendment to the defined benefit pension plan whereby, effective January 1, 2003, future service credits ceased and eligible employees receive interest credits only toward their ultimate retirement benefit.

Contributions, as needed, are made to a trust maintained by the Partnership. The trust's assets consist primarily of common stock, fixed income securities and real estate. Contributions to the defined benefit pension plan are made by the Partnership in accordance with the Employee Retirement Income Security Act of 1974 minimum funding standards plus additional amounts which may be determined from time to time. There were no funding requirements for the defined benefit pension plan during fiscal 2003, 2002 or 2001. As a result of continued turbulent capital markets over the past two years, coupled with the low interest rate environment, the market value of the Partnership's pension portfolio assets have declined significantly while the actuarial value of the projected benefit obligation for the Partnership's defined benefit pension plan has steadily increased. As a result, the projected benefit obligation as of September 28, 2002 exceeded the market value of pension plan assets by $53,164. The Partnership had a cumulative adjustment for the minimum pension liability of $85,077 as of September 28, 2002 (the end of the Partnership's 2002 fiscal year) which is offset by a reduction to accumulated other comprehensive (loss), a component of partners' capital. On July 23, 2003, subsequent to the end of the Partnership's third fiscal quarter, the Partnership's Board of Supervisors approved a voluntary contribution of $10,000 to the defined benefit pension plan, thereby taking proactive steps to reduce the minimum pension liability.

9.   COMMITMENTS AND CONTINGENCIES

The Partnership is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At June 28, 2003 and September 28, 2002, the Partnership had accrued insurance liabilities of $27,209 and $26,969, respectively, representing the total estimated losses under these self-insurance programs. The Partnership is also involved in various legal actions that have arisen in the normal course of business, including those relating to commercial transactions and product liability. Management believes, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership's financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insurance claims.

10.  GUARANTEES

Financial Accounting Standards Board Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," expands the existing disclosure requirements for guarantees and requires recognition of a liability for the fair value of guarantees issued after December 31, 2002. The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2009. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the equipment's fair value at the end of their lease term have historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $15,471. Of this amount, the fair value of residual value guarantees for operating leases entered into after December

31,  2002  was  $2,067  which  is  reflected  in  other   liabilities,   with  a
corresponding amount included within other assets, in the accompanying condensed consolidated balance sheet as of June 28, 2003.

11.  PUBLIC OFFERING

On June 18, 2003, the Partnership sold 2,282,500 Common Units in a public offering at a price of $29.00 per Common Unit realizing proceeds of $62,879, net of underwriting commissions and other offering expenses. On June 26, 2003, following the underwriters' full exercise of their over-allotment option, the Partnership sold an additional 342,375 Common Units at $29.00 per Common Unit, generating additional net proceeds of $9,507. The aggregate net proceeds of $72,386 were used for general partnership purposes, including working capital and the repayment of outstanding borrowings under the Revolving Credit Agreement and the second annual principal payment of $42,500 due under the 1996 Senior Note Agreement on June 30, 2003. These transactions increased the total number of Common Units outstanding to 27,256,162. As a result of the Public Offering, the combined general partner interest in the Partnership was reduced from 1.89% to 1.71% while the Common Unitholder interest in the Partnership increased from 98.11% to 98.29%.

12.  DISCONTINUED OPERATIONS

In line with the Partnership's strategy of divesting operations in slower growing or non-strategic markets in an effort to identify opportunities to optimize the return on assets employed, the Partnership sold four customer service centers during the third quarter of fiscal 2003 and five customer service centers during the second quarter for total cash proceeds of approximately $7,197. The Partnership recorded a gain on sale of approximately $79 and $2,404 for the three months ended June 28, 2003 and March 29, 2003, respectively, which has been accounted for within discontinued operations pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Prior period results of operations attributable to these nine customer service centers were not significant and, as such, prior period results have not been reclassified to remove financial results from continuing operations.

13.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. The provisions of this standard will be applied by the Partnership on an ongoing basis, as applicable.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Partnership does not anticipate that the adoption of this standard will have a material impact, if any, on its consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously required to be classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Partnership's fourth quarter in fiscal 2003. The Partnership does not anticipate that the adoption of this standard will have a material impact, if any, on its consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and nine months ended June 28, 2003. The discussion should be read in conjunction with the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the most recent fiscal year ended September 28, 2002.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements ("Forward-Looking Statements") as defined in the Private Securities Litigation Reform Act of 1995 relating to the Partnership's future business expectations and predictions and financial condition and results of operations. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans" or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements ("Cautionary Statements"). The risks and uncertainties and their impact on the Partnership's operations include, but are not limited to, the following risks:

o    The impact of weather conditions on the demand for propane;
o    Fluctuations in the unit cost of propane;
o The ability of the Partnership to compete with other suppliers of propane and other energy sources;
o The impact on propane prices and supply from the political, military and economic instability of the oil producing nations, global terrorism and other general economic conditions;
o    The ability of the Partnership to retain customers;
o The impact of energy efficiency and technology advances on the demand for propane;
o    The ability of management to continue to control expenses;
o    The impact of regulatory developments on the Partnership's business;
o    The impact of legal proceedings on the Partnership's business;
o The Partnership's ability to implement its expansion strategy into new business lines and sectors; and
o    The Partnership's ability to integrate acquired businesses successfully.

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

RISK MANAGEMENT

     Product supply contracts are generally one-year agreements subject to annual renewal and generally permit suppliers to charge posted market prices (plus transportation costs) at the time of delivery or the current prices established at major delivery points. Since rapid increases in the cost of propane may not be immediately passed on to retail customers, such increases could reduce profit margins. We engage in risk management activities to reduce the effect of price volatility on our product costs and to help ensure the availability of propane during periods of short supply. We are currently a party to propane futures contracts traded on the New York Mercantile Exchange and enter into forward and option agreements with third parties to purchase and sell propane at fixed prices in the future. Risk management activities are monitored by management through enforcement of our Commodity Trading Policy and reported to our Audit Committee. Risk management transactions may not always result in increased product margins. See the additional discussion in Item 3 of this Quarterly Report.

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


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 28, 2003 COMPARED TO THREE MONTHS ENDED JUNE 29, 2002
-----------------------------------------------------------------------------

     REVENUES. Revenues increased 6.3%, or $8.6 million, to $146.2 million for the three months ended June 28, 2003 compared to $137.6 million for the three months ended June 29, 2002. Revenues from retail propane activities increased $22.0 million, or 22.0%, to $122.3 million for the three months ended June 28, 2003 compared to $100.3 million in the prior year quarter. This increase is the result of an increase in average selling prices, coupled with an increase in retail gallons sold. Average selling prices increased 18.2% as a result of sustained higher commodity prices for propane. The price of propane began a steady increase in August of 2002 and has remained higher than prior year levels throughout fiscal 2003. Retail gallons sold increased 2.9 million gallons, or 3.3%, to 89.6 million gallons in the third quarter of fiscal 2003 compared to
86.7 million gallons in the prior year quarter. The increase in retail gallons sold was primarily attributable to cooler temperatures during the third quarter of fiscal 2003 compared to the prior year quarter, particularly in the northeast and mid-atlantic regions of the United States, offset to an extent by the impact of a continued sluggish economy on customer buying habits. For the third quarter of fiscal 2003, nationwide average temperatures, as reported by the National Oceanic and Atmospheric Administration ("NOAA"), were 9% colder than the prior year quarter and 4% warmer than normal.

     Revenues from wholesale and risk management activities of $3.9 million for the three months ended June 28, 2003 decreased $11.3 million, compared to revenues of $15.2 million for the three months ended June 29, 2002. The decline in wholesale and risk management activities results from lower volumes sold primarily resulting from our reduced emphasis on the lower-margin wholesale market over the past few years. Revenue from other sources, including sales of appliances and related parts and services, of $20.0 million for the three months ended June 28, 2003 decreased $2.1 million, or 9.5%, compared to other revenue in the prior year quarter of $22.1 million.

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

     Cost of products sold increased $8.9 million, or 13.8%, to $73.3 million for the three months ended June 28, 2003 compared to $64.4 million in the prior year quarter. The increase results primarily from a $19.1 million impact from the aforementioned increase in the commodity price of propane resulting in a 44.8% increase in the average unit cost of propane during the three months ended June 28, 2003 compared to the prior year quarter, coupled with the aforementioned increase in retail volumes sold resulting in an increase of $1.4 million; offset by a $11.2 million decrease from the decline in wholesale and risk management activities described above. For the three months ended June 28, 2003, cost of products sold represented 50.2% of revenues compared to 46.8% in the prior year period. The increase in the cost of products sold as a percentage of revenues relates primarily to steadily increasing costs of propane during the first half of fiscal 2003 which remained higher during the third quarter of fiscal 2003 compared to steadily declining product costs in the prior year.

     OPERATING EXPENSES. All other costs of operating our retail propane distribution and appliance sales and service operations are reported within operating expenses in the consolidated statements of operations. These operating expenses include the compensation and benefits of field and direct operating support personnel, costs of operating and maintaining our vehicle fleet, overhead and other costs of our purchasing, training and safety departments and other direct and indirect costs of our customer service centers. Operating expenses increased 1.0%, or $0.6 million, to $61.2 million for the three months ended June 28, 2003 compared to $60.6 million for the three months ended June 29, 2002. Operating expenses in the third quarter of fiscal 2003 include a $0.1 million unrealized (non-cash) gain representing the net change in fair values of derivative instruments during the quarter, compared to a $1.0 million unrealized loss in the prior year quarter (see Item 3 Quantitative and Qualitative Disclosures About Market Risk for information on our policies regarding the accounting for derivative instruments). In addition to the non-cash impact of changes in the fair value of derivative instruments, operating expenses increased $1.7 million as a result of $0.6 million increased costs for operating our fleet primarily due to escalating fuel costs, $0.8 million higher bad debt expense, $0.3 million higher pension costs and $0.4 million increased insurance costs; offset by $0.3 million lower medical costs. Our bad debt expense increased as a result of a combination of higher sales volumes, significantly higher commodity prices resulting in higher prices to our customers and general economic conditions.

     GENERAL AND ADMINISTRATIVE EXPENSES. All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations. General and administrative expenses of $8.5 million for the three months ended June 28, 2003 were $0.4 million, or 4.9%, higher than the prior year quarter of $8.1 million. The increase was primarily attributable to the impact of $0.2 million higher fees for professional services in the current year quarter and slightly higher payroll costs.

     DEPRECIATION  AND  AMORTIZATION.   Depreciation  and  amortization  expense
remained relatively consistent, decreasing $0.3 million, or 4.3%, to $6.7 million compared to $7.0 million in the prior year quarter.

     (LOSS) BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA. (Loss) before interest expense and income taxes of $3.6 million in the three months ended June 28, 2003 increased $1.1 million, or 44.0%, compared to a loss of $2.5 million in the prior year quarter. Earnings before interest, taxes, depreciation and amortization ("EBITDA") amounted to $3.2 million for the three months ended June 28, 2003, compared to $4.5 million for the prior year quarter, a decrease of $1.3 million, or 28.9%. These changes in the loss before interest expense and income taxes and in EBITDA compared to the prior year quarter reflect the higher combined operating and general and administrative expenses described above; offset by the impact of 3.3% higher retail volumes sold and the $1.1 million favorable impact of mark-to-market activity on derivative instruments.

     EBITDA represents income/(loss) before deducting interest expense, income taxes, depreciation and amortization. Our management uses EBITDA as a measure of liquidity and we are including it because we believe that it provides our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. Moreover, our senior note agreements and our revolving credit agreement require us to use EBITDA in calculating our leverage and interest coverage ratios. EBITDA is not a recognized term under generally accepted accounting principles ("GAAP") and should not be considered as an alternative to net income/(loss) or net cash provided by operating activities determined in accordance with GAAP. Because EBITDA as determined by us excludes some, but not all, items that affect net income/(loss), it may not be comparable to EBITDA or similarly titled measures used by other companies. The following table sets forth (i) our calculation of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities (amounts in thousands):


                                                        Three Months Ended
                                                  ------------------------------
                                                     June 28,         June 29,
                                                       2003             2002
                                                  -------------    -------------

  Net (loss) ...................................      $(11,935)        $(11,028)
  Add:
     (Benefit) / provision for income taxes ....           (64)             190
     Interest expense, net .....................         8,480            8,339
     Depreciation and amortization .............         6,717            7,048
                                                  -------------    -------------
  EBITDA .......................................         3,198            4,549
                                                  -------------    -------------
  Add / (subtract):
     Benefit / (provision) for income taxes ....            64             (190)
     Interest expense, net .....................        (8,480)          (8,339)
     (Gain) / loss on disposal of property,
     plant and equipment, net...................          (166)              63
     Gain on sale of customer service centers ..           (79)            --
     Changes in working capital and other assets
     and liabilities ...........................        51,020           33,823
                                                  -------------    -------------
  Net cash provided by operating activities ....      $ 45,557         $ 29,906
                                                  =============    =============
  Net cash used in investing activities ........      $ (1,205)        $ (3,213)
                                                  =============    =============
  Net cash provided by / (used in) financing
  activities ...................................      $ 10,655         $(14,186)
                                                  =============    =============


     INTEREST EXPENSE. Net interest expense increased $0.2 million, or 2.4%, to $8.5 million for the three months ended June 28, 2003 compared to $8.3 million in the prior year quarter.

     DISCONTINUED OPERATIONS. As part of our overall business strategy, we continually monitor and evaluate our existing operations to identify opportunities that will allow us to optimize our return on assets employed by selectively consolidating or divesting operations in slower growing or non-strategic markets. In line with that strategy, we sold four customer service centers during the third quarter of fiscal 2003 for total cash proceeds of approximately $1.5 million. We recorded a gain on sale of approximately $0.1 million, which has been accounted for within discontinued operations pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

NINE MONTHS ENDED JUNE 28, 2003 COMPARED TO NINE MONTHS ENDED JUNE 29, 2002
---------------------------------------------------------------------------

     REVENUES. Revenues increased 16.3%, or $90.7 million, to $646.1 million for the nine months ended June 28, 2003 compared to $555.4 million for the nine months ended June 29, 2002. Revenues from retail propane activities increased $113.9 million, or 25.3%, to $563.8 million for the nine months ended June 28, 2003 compared to $449.9 million in the prior year period. This increase is the result of an increase in average propane selling prices, coupled with an increase in retail gallons sold. Propane selling prices averaged 15.8% higher during the nine months ended June 28, 2003 compared to the prior period as a result of steadily increasing costs of propane throughout the first half of fiscal 2003 which remained higher during the third quarter. Retail gallons sold increased 33.2 million gallons, or 8.8%, to 412.5 million gallons for the nine months ended June 28, 2003 compared to 379.3 million gallons in the prior year period due primarily to colder average temperatures experienced in parts of our service area, particularly during the six month peak heating season from October 2002 through March 2003.

     Temperatures nationwide, as reported by NOAA, averaged 3% warmer than normal for the first nine months of fiscal 2003, compared to 15% warmer than normal temperatures in the same period a year ago, or 12% colder conditions year-over-year. The coldest weather conditions, however, were experienced in the eastern and central regions of the United States which reported normal average temperatures for the first nine months of fiscal 2003, compared to temperatures during the comparable period in the prior year that were 18% warmer than normal. On a year-to-date basis, average temperatures in the western regions of the United States were 16% warmer than normal in fiscal 2003, compared to 9% warmer than normal in the prior year period, or 7% warmer temperatures year-over-year. Additionally, our volumes continue to be affected by the impact of a continued economic recession on customer buying habits.

     Revenues from wholesale and risk management activities of $13.2 million for the nine months ended June 28, 2003 decreased $19.1 million, or 59.1%, compared to revenues of $32.3 million for the nine months ended June 29, 2002 primarily as a result of lower volumes sold in the wholesale market. Revenue from other sources, including sales of appliances and related parts and services, of $69.1 million for the nine months ended June 28, 2003 decreased $4.1 million, or 5.6%, compared to other revenue in the prior year of $73.2 million.

     COST OF PRODUCTS SOLD. Cost of products sold increased $73.2 million, or 30.4%, to $314.2 million for the nine months ended June 28, 2003 compared to $241.0 million in the prior year period. The increase results primarily from a $78.7 million impact from the aforementioned increase in the commodity price of propane resulting in a 39.4% increase in the average unit cost of propane during the nine months ended June 28, 2003 compared to the prior year period, coupled with the aforementioned increase in retail volumes sold resulting in an increase of $16.0 million; offset by a $20.9 million decrease from the decline in wholesale and risk management activities described above. For the nine months ended June 28, 2003, cost of products sold represented 48.6% of revenues compared to 43.4% in the prior year period. The increase in the cost of products sold as a percentage of revenues relates primarily to steadily increasing costs of propane during the first half of fiscal 2003 which remained higher during the third quarter of fiscal 2003 compared to steadily declining product costs in the prior year.

     OPERATING EXPENSES. Operating expenses increased 6.9%, or $12.2 million, to $190.2 million for the nine months ended June 28, 2003 compared to $178.0 million for the nine months ended June 29, 2002. Operating expenses in the first nine months of fiscal 2003 include a $1.2 million unrealized (non-cash) loss representing the net change in fair values of derivative instruments, compared to a $5.1 million unrealized gain in the prior year period (see Item 3 Quantitative and Qualitative Disclosures About Market Risk for information on our policies regarding the accounting for derivative instruments). In addition to the non-cash impact of changes in the fair value of derivative instruments, operating expenses increased $5.9 million primarily resulting from $2.4 million higher employee compensation and benefits to support the increased sales volume, $1.6 million higher costs to operate our fleet primarily from increased fuel costs and $1.0 million increased pension costs; offset by savings in other expense categories. In addition, we experienced $2.1 million higher bad debt expense as a result of the significant increase in the commodity price of propane resulting in higher prices to our customers, higher sales volumes and general economic conditions.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $27.7 million for the nine months ended June 28, 2003 were $4.3 million, or 18.4%, higher than the prior year period of $23.4 million. The increase was primarily attributable to the impact of $1.2 million higher employee compensation and benefit related costs, as well as $0.6 million higher fees for professional services in the current year period.

     DEPRECIATION  AND  AMORTIZATION.   Depreciation  and  amortization  expense
decreased $0.9 million, or 4.2%, to $20.5 million for the nine months ended June 28, 2003, compared to $21.4 million for the nine months ended June 29, 2002.

     GAIN ON SALE OF STORAGE FACILITY. On January 31, 2002 (the second quarter of fiscal 2002), we sold our 170 million gallon propane storage facility in Hattiesburg, Mississippi, which was considered a non-strategic asset, for net cash proceeds of $8.0 million, resulting in a gain on sale of approximately $6.8 million.

     INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA. Income before interest expense and income taxes decreased $4.9 million, or 5.0%, to $93.5 million in the nine months ended June 28, 2003, compared to $98.4 million in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") amounted to $116.4 million for the nine months ended June 28, 2003, compared to $119.8 million for the prior year period, a decline of $3.4 million, or 2.8%. The decline in income before interest expense and income taxes and in EBITDA over the prior year period reflects the impact of 8.8% higher retail volumes sold which was offset by the $6.3 million unfavorable impact of mark-to-market activity on derivative instruments year-over-year, the $6.8 million gain on sale of our Hattiesburg, Mississippi storage facility impacting prior year results and the higher combined operating and general and administrative expenses (described above) in support of higher business activity. Additionally, the $2.5 million gain reported from the sale of nine customer service centers during fiscal 2003, reported within discontinued operations, had a favorable impact on EBITDA for the nine months ended June 28, 2003.

     EBITDA represents income before deducting interest expense, income taxes, depreciation and amortization. Our management uses EBITDA as a measure of liquidity and we are including it because we believe that it provides our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. Moreover, our senior note agreements and our revolving credit agreement require us to use EBITDA in calculating our leverage and interest coverage ratios. EBITDA is not a recognized term under generally accepted accounting principles ("GAAP") and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with GAAP. Because EBITDA as determined by us excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies. The following table sets forth (i) our calculation of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities (amounts in thousands):

                                                        Nine Months Ended
                                                  ------------------------------
                                                    June 28,         June 29,
                                                      2003             2002
                                                  -------------    -------------

Net income .....................................     $  69,625        $  71,486
Add:
   Provision for income taxes ..................           103              518
   Interest expense, net .......................        26,212           26,373
   Depreciation and amortization ...............        20,490           21,379
                                                  -------------    -------------
EBITDA .........................................       116,430          119,756
                                                  -------------    -------------
Add/(subtract):
   Provision for income taxes ..................          (103)            (518)
   Interest expense, net .......................       (26,212)         (26,373)
   Gain on disposal of property, plant
   and equipment, net...........................          (486)            (213)
   Gain on sale of customer service centers ....        (2,483)            --
   Gain on sale of storage facility ............          --             (6,768)
   Changes in working capital and other assets
   and liabilities..............................       (18,223)         (19,856)
                                                  -------------    -------------
Net cash provided by operating activities ......     $  68,923        $  66,028
                                                  =============    =============
Net cash used in investing activities ..........     $    (531)       $  (3,197)
                                                  =============    =============
Net cash used in financing activities ..........     $ (18,469)       $ (42,522)
                                                  =============    =============

     INTEREST EXPENSE. Net interest expense decreased $0.2 million, or 0.8%, to $26.2 million for the nine months ended June 28, 2003 compared to $26.4 million in the prior year period. This decrease is primarily attributable to lower average interest rates on outstanding borrowings under our Revolving Credit Agreement.

     DISCONTINUED OPERATIONS. As part of our overall business strategy, we continually monitor and evaluate our existing operations to identify opportunities that will allow us to optimize our return on assets employed by selectively consolidating or divesting operations in slower growing or non-strategic markets. In line with that strategy, we sold nine customer service centers during the first nine months of fiscal 2003 for total cash proceeds of approximately $7.2 million. We recorded a gain on sale of approximately $2.5 million, which has been accounted for within discontinued operations pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

LIQUIDITY AND CAPITAL RESOURCES

     Due to the seasonal nature of the propane business, cash flows from operating activities are greater during the winter and spring seasons, our second and third fiscal quarters, as customers pay for propane purchased during the heating season. For the nine months ended June 28, 2003, net cash provided by operating activities was $68.9 million compared to cash provided by operating activities of $66.0 million for the nine months ended June 29, 2002. The increase of $2.9 million, or 4.4%, was primarily due to $1.4 million higher income, after adjusting for non-cash items in both periods (depreciation, amortization and gains on disposal of assets), a $3.6 million net increase in other noncurrent assets and noncurrent liabilities (including pension and insurance liabilities); offset by a $2.1 million unfavorable impact of changes in working capital in comparison to the prior year period. The changes in working capital result primarily from an increase in accounts receivable in line with increased sales volumes and higher average selling prices, offset to a degree by lower payments under employee compensation plans and decreased inventories.

     Net cash used in investing activities of $0.5 million for the nine months ended June 28, 2003 consists of net proceeds from the sale of nine customer service centers of $7.2 million and net proceeds of $1.7 million from the sale of property, plant and equipment; offset by capital expenditures of $9.4 million (including $2.8 million for maintenance expenditures and $6.6 million to support the growth of operations). Net cash used in investing activities during the nine months ended June 29, 2002 consists of net proceeds from the sale of assets of $10.0 million (including net cash proceeds of $8.0 million resulting from the sale of our propane storage facility in Hattiesburg, Mississippi); offset by capital expenditures of $13.2 million (including $9.8 million for maintenance expenditures and $3.4 million to support the growth of operations).

     Net cash used in financing activities for the nine months ended June 28, 2003 was $18.5 million as a result of (i) the payments of our quarterly distributions of $0.5750 per Common Unit during the first, second and third quarters of fiscal 2003 amounting to $43.6 million, (ii) the repayment of all outstanding borrowings under our Revolving Credit Agreement amounting to $46.0 million, (iii) the payment of $0.8 million in fees associated with the renewal and extension of our Revolving Credit Agreement during May 2003; offset by net proceeds of $72.4 million from a follow-on public offering of approximately 2.6 million Common Units (including full exercise of the underwriters' over-allotment option) which was completed during the third quarter of fiscal 2003. Net cash used in financing activities for the nine months ended June 29, 2002 was $42.5 million, reflecting payment of our quarterly distributions of $0.5625 during the first, second and third quarters of fiscal 2002.

     On March 5, 1996, pursuant to a Senior Note Agreement (the "1996 Senior Note Agreement"), we issued $425.0 million of senior notes (the "1996 Senior Notes") with an annual interest rate of 7.54%. Our obligations under the 1996 Senior Note Agreement are unsecured and rank on an equal and ratable basis with our obligations under the 2002 Senior Note Agreement and the Revolving Credit Agreement discussed below. Under the terms of the 1996 Senior Note Agreement, we became obligated to pay the principal on the 1996 Senior Notes in equal annual payments of $42.5 million starting July 1, 2002, with the last such payment due June 30, 2011. On July 1, 2002, we received net proceeds of $42.5 million from the issuance of 7.37% Senior Notes due June, 2012 (the "2002 Senior Notes") and used the funds to pay the first annual principal payment of $42.5 million due under the 1996 Senior Note Agreement. Our obligations under the agreement governing the 2002 Senior Notes (the "2002 Senior Note Agreement") are unsecured and rank on an equal and ratable basis with our obligations under the 1996 Senior Note Agreement and the Revolving Credit Agreement. Rather than refinance the second annual principal payment of $42,500 due under the 1996 Senior Note Agreement, we elected to repay this principal payment on June 30, 2003, subsequent to the end of the third quarter of fiscal 2003.

     Our Revolving Credit Agreement, which provided a $75.0 million working capital facility and a $50.0 million acquisition facility, was scheduled to mature on May 31, 2003. On May 8, 2003, we completed the Second Amended and Restated Credit Agreement (the "Revolving Credit Agreement") which extends the previous Revolving Credit Agreement until May 31, 2006. The Revolving Credit Agreement provides a $75.0 million working capital facility and reduces the acquisition facility from $50.0 million to $25.0 million. Borrowings under the Revolving Credit Agreement bear interest at a rate based upon either LIBOR plus a margin, Wachovia National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .375% to .50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. These terms are substantially the same as the terms under the previous Revolving Credit Agreement. In connection with the completion of the Revolving Credit Agreement, we repaid $21.0 million of outstanding borrowings under the Revolving Credit Agreement. On June 19, 2003, we repaid the remaining outstanding balance of $25.0 million under the Revolving Credit Agreement. As of June 28, 2003 there were no borrowings outstanding under the Revolving Credit Agreement. As of September 28, 2002, $46.0 million was outstanding under the acquisition facility of the previous Revolving Credit Agreement and there were no borrowings under the working capital facility.

     The 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement contain various restrictive and affirmative covenants applicable to the Operating Partnership, including (a) maintenance of certain financial tests, including, but not limited to, a leverage ratio of less than
5.0 to 1 and an interest coverage ratio in excess of 2.5 to 1 using EBITDA in such ratio calculations, (b) restrictions on the incurrence of additional indebtedness, and (c) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. During December 2002, we amended the 1996 Senior Note Agreement to (i) eliminate an adjusted net worth financial test to be consistent with the 2002 Senior Note Agreement and Revolving Credit Agreement, and (ii) require a leverage ratio of less than 5.25 to 1 when the underfunded portion of the Partnership's pension obligations is used in the computation of the ratio. We were in compliance with all covenants and terms of all of our debt agreements as of June 28, 2003 and at the end of each fiscal quarter for all periods presented.

     We will make distributions in an amount equal to all of our Available Cash, as defined in the Second Amended and Restated Partnership Agreement, approximately 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. The Board of Supervisors reviews the level of Available Cash on a quarterly basis based upon information provided by management. On July 24, 2003, we declared a quarterly distribution of $0.5875 per Common Unit, or $2.35 on an annualized basis, for the third quarter of fiscal 2003 payable on August 12, 2003 to holders of record on August 5, 2003. This quarterly distribution represents a $0.0125 per Common Unit, or $0.05 per Common Unit annualized, increase over the distribution declared and paid in the prior three quarters and includes incentive distribution rights payable to the General Partner to the extent the quarterly distribution exceeds $0.55 per Common Unit.

     Quarterly distributions include Incentive Distribution Rights ("IDRs") payable to the General Partner to the extent the quarterly distribution exceeds $0.55 per Common Unit. The IDRs represent an incentive for the General Partner (which is owned by the management of the Partnership) to increase the distributions to Common Unitholders in excess of the $0.55 per Common Unit. With regard to the first $0.55 of the Common Unit distribution, 98.29% of the Available Cash is distributed to the Common Unitholders and 1.71% is distributed to the General Partner (98.11% and 1.89%, respectively, prior to our June 2003 public offering). With regard to the balance of the Common Unit distributions paid, 85% of the Available Cash is distributed to the Common Unitholders and 15% is distributed to the General Partner.

     The first nine months of fiscal 2003 presented a return to more normal winter weather conditions across much of the United States, a challenging commodity price and supply environment and the sustained economic recession. Our results of operations were favorably impacted by a return to more normal weather patterns, particularly in the east, and our continued focus on managing our cost structure; despite the negative affects of unseasonably warm weather in the west and the economy. In addition, our product supply and risk management activities helped to ensure adequate supply and to mitigate the impact of propane price volatility during a period of uncertainty surrounding the situation in Iraq and other oil producing nations. Given our cash position ($90.9 million at June 28,
2003) and positive cash flow from operations we continue to effectively manage our cash flow without the need to utilize our working capital facility under our Revolving Credit Agreement. Additionally, during the third quarter of fiscal 2003 we completed a successful follow-on public offering of approximately 2.6 million Common Units (including the full exercise of the underwriters' over-allotment option) at a price of $29.00 per Common Unit which generated net proceeds of $72.4 million, after underwriter discounts and offering expenses. During the third quarter of fiscal 2003, we also amended and extended our Revolving Credit Agreement to May 31, 2006 on terms that are substantially the same as our previous Revolving Credit Agreement which was set to expire on May 31, 2003.

     With our cash position, continued positive cash flow generated from operating activities and the net proceeds generated in the public offering of Common Units, we have made a conscious effort to further reduce our leverage. In that regard, during the third quarter of fiscal 2003 we repaid all of the outstanding borrowings under our Revolving Credit Agreement amounting to $46.0 million, on June 30, 2003 (subsequent to the end of our third fiscal quarter) we repaid our second annual principal payment of $42.5 million due under our 1996 Senior Note Agreement, and during the fourth quarter of fiscal 2003, we elected to make a voluntary contribution of $10 million to the defined benefit pension plan, thereby reducing our accrued pension liability. As we look ahead to the remainder of fiscal 2003, the seasonal nature of the propane business is such that lower revenues and net losses are expected during the fourth quarter. Based on our current estimates of our cash flow from operations and cash position, availability under the Revolving Credit Agreement (unused borrowing capacity under the working capital facility of $75.0 million at June 28, 2003), we expect to have sufficient funds to meet our current and forseeable future obligations.

PENSION PLAN ASSETS

     As a result of continued turbulent capital markets over the past two years, coupled with the low interest rate environment, the market value of our pension portfolio assets has declined significantly while the actuarial value of the projected benefit obligation for our defined benefit pension plan has steadily increased. As a result, the projected benefit obligation as of September 28, 2002 exceeded the market value of pension plan assets by $53.1 million. The unrealized losses experienced in the pension assets resulted in the recording of a cumulative $85.1 million reduction to accumulated other comprehensive

(loss)/income, a component of partners' capital, at the end of fiscal 2002 in order to adjust our pension liability to reflect the underfunded position. The cumulative adjustments for the minimum pension liability are attributable to the level of unrealized losses experienced on our pension assets over the past two years and represent non-cash charges to our partners' capital with no impact on the results of operations for the fiscal year ended September 28, 2002.

     There were no funding requirements for the defined benefit pension plan during fiscal 2003, 2002 or 2001. In an effort to minimize future increases in the benefit obligations, during the fourth quarter of fiscal 2002, we adopted an amendment to the defined benefit pension plan which ceased future service credits effective January 1, 2003. On July 23, 2003, subsequent to the end of our third quarter of fiscal 2003, our Board of Supervisors approved a voluntary contribution of $10 million to the defined benefit pension plan, thereby taking proactive steps to reduce the minimum pension liability.

LONG-TERM DEBT OBLIGATIONS AND OTHER COMMITMENTS

     Long-term debt obligations and future minimum rental commitments under noncancelable operating lease agreements as of June 28, 2003 are due as follows (amounts in thousands):



                                      Remainder                                             Fiscal
                                      of Fiscal      Fiscal       Fiscal       Fiscal      2007 and
                                         2003         2004         2005         2006      thereafter     Total
                                      ----------   ----------   ----------   ----------   ----------   ----------

Long-term debt .....................   $ 42,501     $ 42,911     $ 42,940     $ 42,975     $255,000     $426,327
Operating leases ...................      5,704       17,400       13,019        9,995       12,191       58,309
   Total long-term debt obligations   ----------   ----------   ----------   ----------   ----------   ----------
      and lease commitments ........   $ 48,205     $ 60,311     $ 55,959     $ 52,970     $267,191     $484,636
                                      ==========   ==========   ==========   ==========   ==========   ==========



     Additionally, we have standby letters of credit in the aggregate amount of $35.4 million, in support of our casualty insurance coverage and certain lease obligations, which expire periodically through March 1, 2004.

       Financial Accounting Standards Board Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," expands the existing disclosure requirements for guarantees and requires recognition of a liability for the fair value of guarantees issued after December 31, 2002. We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2009. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the lessor the difference. Although the equipment's fair value at the end of their lease term have historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $15.5 million. Of this amount, the fair value of residual value guarantees for operating leases entered into after December 31, 2002 was $2.1 million which is reflected in other liabilities, with a corresponding amount included within other assets, in the accompanying condensed consolidated balance sheet as of June 28, 2003.

PUBLIC OFFERING

     On June 18, 2003, we sold 2,282,500 Common Units in a public offering at a price of $29.00 per Common Unit realizing proceeds of $62.9 million, net of underwriting commissions and other offering expenses. On June 26, 2003, following the underwriters' full exercise of their over-allotment option, we sold an additional 342,375 Common Units at $29.00 per Common Unit, generating additional net proceeds of $9.5 million. The aggregate net proceeds of $72.4 million were used for general partnership purposes, including working capital and the repayment of outstanding borrowings under our Revolving Credit Agreement and the second annual principal payment of $42.5 million due under our 1996

Senior Note Agreement on June 30, 2003. These transactions increased the total number of Common Units outstanding to 27,256,162. As a result of the public offering, the combined general partner interest in the Partnership was reduced from 1.89% to 1.71% while the Common Unitholder interest in the Partnership increased from 98.11% to 98.29%.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. We will apply the provisions of this standard on an ongoing basis, as applicable.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is, in general, effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not anticipate that the adoption of this standard will have a material impact, if any, on our consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously required to be classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for our fourth quarter in fiscal 2003. We do not anticipate that the adoption of this standard will have a material impact, if any, on our consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

     As of June 28, 2003, we were party to propane forward and option contracts with various third parties and futures traded on the New York Mercantile Exchange (the "NYMEX"). Futures and forward contracts require that we sell or acquire propane at a fixed price at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane at a specified price during a specified time period; the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of propane to the respective party or are settled by the payment of a net amount equal to the difference between the then current price of propane and the fixed contract price. The contracts are entered into in anticipation of market movements and to manage and hedge exposure to fluctuating propane prices, as well as to help ensure the availability of propane during periods of high demand.

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

     At June 28, 2003, the fair value of derivative instruments described above resulted in derivative assets of $0.3 million included within prepaid expenses and other current assets and derivative liabilities of $0.5 million included within other current liabilities. Operating expenses include unrealized gains in the amount of $0.1 million for the three months ended June 28, 2003 and unrealized losses in the amount of $1.0 million for the three months ended June 29, 2002, attributable to the change in fair value of derivative instruments not designated as hedges. Operating expenses include unrealized losses of $1.2 million for the nine months ended June 28, 2003 and unrealized gains of $5.1 million for the nine months ended June 29, 2002, attributable to the change in fair value of derivative instruments not designated as hedges. At June 28, 2003, unrealized losses on derivative instruments designated as cash flow hedges in the amount of $0.4 million were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities market, the corresponding value in OCI is subject to change prior to its impact on earnings.

SENSITIVITY ANALYSIS

     In an effort to estimate the exposure of unfavorable market price movements, a sensitivity analysis of open positions as of June 28, 2003 was performed. Based on this analysis, a hypothetical 10% adverse change in market prices for each of the future months for which an option, futures and/or forward contract exists indicates either a reduction in potential future gains or potential losses in future earnings of $2.5 million and $1.5 million as of June 28, 2003 and June 29, 2002, respectively. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2002.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

   On February 6, 2003, the plaintiffs in Heritage v. SCANA et al filed a motion to amend its complaint to assert additional claims against all defendants, including three new claims against our Operating Partnership: aiding and abetting; misappropriation; and unjust enrichment. The court has granted this motion. We believe that the claims and proposed additional claims against our Operating Partnership are without merit and are defending the action vigorously. The court has entered an order setting this matter for trial any time after July 1, 2003. See additional discussion of this matter in the Annual Report on Form 10-K for the most recent fiscal year ended September 28, 2002.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Partnership held its 2003 Tri-Annual Meeting of the Limited Partners of Suburban Propane Partners, L.P. on April 23, 2003. The following nominees for members of the Board of Supervisors were elected for terms expiring at the 2006 Tri-Annual Meeting of the Limited Partners of Suburban Propane Partners, L.P., with the following number of votes for and withheld:

  Nominated Member                                       For          Withheld
                                                     ------------   ------------

  Harold R. Logan, Jr.............................    23,266,403        194,361
  Dudley C. Mecum ................................    23,239,036        221,728
  John Hoyt Stookey ..............................    23,235,755        225,009


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     31.1 Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification  of the Vice  President - Finance  Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification  of the Vice  President - Finance  Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



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


AUGUST 12, 2003                              /S/ ROBERT M. PLANTE
---------------                              --------------------
Date                                         Robert M. Plante
                                             Vice President - Finance
                                             (Principal Financial Officer)


AUGUST 12, 2003                              /S/ MICHAEL A. STIVALA
---------------                              ----------------------
Date                                         Michael A. Stivala
                                             Controller
                                             (Principal Accounting Officer)