Form 10-K
period 2003-09-27
SUBURBAN PROPANE PARTNERS LP
filed 2003-12-02
CIK 1005210

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

                  For the fiscal year ended September 27, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

The aggregate market value as of November 21, 2003 of the registrant's Common Units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($31.17 per unit), was approximately $847,035,000. As of November 21, 2003 there were 27,266,767 Common Units outstanding.

Documents Incorporated by Reference:  None
================================================================================
================================================================================

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                   PART I                                   Page
                                                                            ----

ITEM     1. BUSINESS......................................................... 1
ITEM     2. PROPERTIES....................................................... 7
ITEM     3. LEGAL PROCEEDINGS................................................ 8
ITEM     4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 8

                                     PART II

ITEM     5. MARKET FOR THE REGISTRANT'S UNITS AND RELATED
            UNITHOLDER MATTERS............................................... 9
ITEM     6. SELECTED FINANCIAL DATA..........................................10
ITEM     7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................13
ITEM     7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK......................................................26

ITEM     8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................28
ITEM     9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE..............................31
ITEM     9A.CONTROLS AND PROCEDURES..........................................31


                                    PART III

ITEM     10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............32
ITEM     11.EXECUTIVE COMPENSATION...........................................35
ITEM     12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT...................................................40
ITEM     13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................41
ITEM     14.PRINCIPAL ACCOUNTING FEES AND SERVICES...........................41

                                     PART IV

ITEM     15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K..............................................42


Signatures...................................................................43

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------

This Annual Report on Form 10-K contains forward-looking statements ("Forward-Looking Statements") as defined in the Private Securities Litigation Reform Act of 1995 relating to the Partnership's future business expectations and predictions and financial condition and results of operations. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans" or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements ("Cautionary Statements"). The risks and uncertainties and their impact on the Partnership's operations include, but are not limited to, the following risks:

o    The impact of weather conditions on the demand for propane;
o    Fluctuations in the unit cost of propane;
o The ability of the Partnership to compete with other suppliers of propane and other energy sources; o The impact on propane prices and supply from the political and economic instability of the oil producing nations and other general economic conditions;
o    The ability of the Partnership to retain customers;
o The impact of energy efficiency and technology advances on the demand for propane;
o    The ability of management to continue to control expenses;
o    The impact of regulatory developments on the Partnership's business;
o    The impact of legal proceedings on the Partnership's business;
o The Partnership's ability to implement its expansion strategy into new business lines and sectors;
o    The Partnership's ability to integrate acquired businesses successfully.

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Suburban Propane Partners, L.P. (the "Partnership"), a publicly traded Delaware limited partnership is principally engaged, through its operating partnership and subsidiaries, in the retail and wholesale marketing of propane and related appliances, parts and services. Based on LP/Gas Magazine dated February 2003, we believe we are the third largest retail marketer of propane in the United States, serving approximately 750,000 active residential, commercial, industrial and agricultural customers through approximately 320 customer service centers in 40 states as of September 27, 2003. Our operations are concentrated primarily in the east and west coast regions of the United States. Our retail propane sales volume was approximately 491.5 million gallons during the year ended September 27, 2003. In addition, we sold approximately 31.7 million gallons of propane at wholesale to large industrial end-users and other propane distributors during the fiscal year. Based on industry statistics contained in 2001 Sales of Natural Gas Liquids and Liquefied Refinery Gases, as published by the American Petroleum Institute in November 2002, our sales volume accounted for approximately 4.4% of the domestic retail market for propane during the year 2001.

     We conduct our business principally through Suburban Propane, L.P., a Delaware limited partnership (the "Operating Partnership"). Our general partner is Suburban Energy Services Group LLC (the "General Partner"), a Delaware limited liability company owned by members of our senior management. The General Partner owns a combined 1.71% general partner interest in the Partnership and the Operating Partnership and the Partnership owns all of the limited partnership interests in the Operating Partnership. The Partnership and the Operating Partnership commenced operations on March 5, 1996 upon consummation of an initial public offering of common units representing limited partner interests in the Partnership ("Common Units") and the private placement of $425 million aggregate principal amount of Senior Notes. Suburban Sales and Service, Inc. (the "Service Company"), a subsidiary of the Operating Partnership, was formed at that time to operate the service work and appliance and propane equipment parts businesses of the Partnership.

     Other subsidiaries of the Operating Partnership include Gas Connection, Inc. (doing business as HomeTown Hearth & Grill), Suburban @ Home ("Suburban @ Home"), and Suburban Franchising, Inc. ("Suburban Franchising"). HomeTown Hearth & Grill sells and installs natural gas and propane gas grills, fireplaces and related accessories and supplies through twelve retail stores in the south, northeast and northwest regions as of September 27, 2003; Suburban @ Home sells, installs, services and repairs a full range of heating and air conditioning products through five retail locations in the south, northeast and northwest regions as of September 27, 2003; and Suburban Franchising creates and develops propane related franchising business opportunities.

     In this Annual Report, unless otherwise indicated, the terms "Partnership," "we," "us," and "our" are used to refer to Suburban Propane Partners, L.P. or to Suburban Propane Partners, L.P. and its consolidated subsidiaries, including the Operating Partnership.

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

     Upon written request or through a link from our website at www.suburbanpropane.com, we will provide, without charge, copies of our Annual Report on Form 10-K for the fiscal year ended September 27, 2003, each of the Quarterly Reports on Form 10-Q, current reports filed or furnished on Form 8-K and all amendments to such reports as soon as is reasonably practicable after such reports are electronically filed with or furnished to the

SEC. Requests should be directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.

RECENT DEVELOPMENTS

     On November 10, 2003, we entered into an asset purchase agreement (the "Purchase Agreement") to acquire substantially all of the assets and operations of Agway Energy Products, LLC, Agway Energy Services PA, Inc. and Agway Energy Services, Inc. (collectively "Agway Energy"), all of which entities are wholly owned subsidiaries of Agway, Inc., for $206.0 million in cash, subject to certain purchase price adjustments. Agway Energy, based in Syracuse, New York, is a leading regional marketer of propane, fuel oil, gasoline and diesel fuel primarily in New York, Pennsylvania, New Jersey and Vermont. Based on LP/Gas Magazine dated February 2003, Agway Energy is the eighth largest retail propane marketer in the United States, operating through approximately 139 distribution and sales centers. Agway Energy is also one of the leading marketers and distributors of fuel oil in the northeast region of the United States. To complement its core marketing and delivery business, Agway Energy installs and services a wide variety of home comfort equipment, particularly in the area of heating, ventilation and air conditioning ("HVAC"). Additionally, to a lesser extent, Agway Energy markets natural gas and electricity in New York and Pennsylvania. For its fiscal year ended June 30, 2003, Agway Energy served more than 400,000 active customers across all of its lines of business and sold approximately 106.3 million gallons of propane and approximately 356.8 million gallons of fuel oil, gasoline and diesel fuel to retail customers for residential, commercial and agricultural applications. See additional discussion in Note 15 to the Consolidated Financial Statements included in this Annual Report.

     Agway Energy is comprised of three wholly-owned subsidiaries of Agway, Inc. Agway, Inc. is presently a debtor-in-possession under Chapter 11 of the Bankruptcy Code in a bankruptcy proceeding pending before the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court"). Agway Energy is not a Chapter 11 debtor. The Purchase Agreement was filed with the Bankruptcy Court and on November 24, 2003, the Bankruptcy Court approved Agway, Inc.'s motion to establish bid procedures for the sale. Under the Bankruptcy Court order, we were officially designated the "stalking horse" bidder in a process in which additional bids for the Agway Energy assets and business operations are being solicited for a specified period of time. An auction is currently scheduled for December 18, 2003. If we are the successful bidder at the auction, the closing on the sale under the Purchase Agreement is expected to occur shortly following the conclusion of the auction process and upon receipt of necessary regulatory approvals. There can be no assurance that we will ultimately be the successful bidder at the auction or will be able to consummate the acquisition of Agway Energy.

     In line with our business strategy, this acquisition, once consummated, will expand our presence in the northeast retail propane market. Additionally, Agway Energy's extensive presence in the northeast fuel oil delivery business expands our product offerings in the attractive northeast energy market and provides an opportunity to leverage our existing management expertise and technology to enhance operational efficiencies within the Agway Energy business. The HVAC business of Agway Energy is more mature than our Suburban @ Home operations and is expected to provide an opportunity to accelerate the growth in this business, as well as to enhance the overall service offering to our existing customer base in the northeast.

BUSINESS STRATEGY

     Our business strategy is to deliver increasing value to our unitholders through initiatives, both internal and external, that are geared toward achieving sustainable profitable growth and increased quarterly distributions. We pursue this business strategy through a combination of (i) an internal focus on enhancing customer service, growing and retaining our customer base and improving the efficiency of operations and, (ii) acquisitions of businesses to complement or supplement our core propane operations.

     Over the past several years, we have focused on improving the efficiency of our operations and our cost structure, strengthening our balance sheet and distribution coverage and building a platform for growth. We continue to pursue internal growth of our existing propane operations and to foster the growth of related retail and service operations that can benefit from our infrastructure and national presence. We invest in enhancements to our technology infrastructure to increase operating efficiencies and to develop marketing programs and incentive compensation arrangements focused on customer growth and retention. We measure and reward the success of our customer service centers based on a combination of profitability of the individual customer service center, customer growth and satisfaction statistics and asset utilization measures. Additionally, we continuously evaluate our existing facilities to identify opportunities to optimize our return on assets by selectively divesting operations in slower growing markets and seek to reinvest in markets that present more opportunities for growth.

     In addition to our internal growth strategies, we have evaluated several acquisition opportunities both within the propane sector, as well as in other energy-related businesses in an effort to accelerate our overall growth strategy. Our acquisition strategy is to focus on businesses with a relatively steady cash flow that will either extend our presence in strategically attractive propane markets, complement our existing network of propane operations or provide an opportunity to diversify our operations with other energy-related assets. In this regard, as further discussed above, we believe that the pending acquisition of the assets of Agway Energy would significantly enhance our position in the northeast propane market and expand our product and service offerings to further support our overall growth objectives.

INDUSTRY BACKGROUND AND COMPETITION

     Propane is a by-product of natural gas processing and petroleum refining. It is a clean-burning energy source recognized for its transportability and ease of use relative to alternative forms of stand-alone energy sources. Retail propane use falls into three broad categories: (i) residential and commercial applications, (ii) industrial applications and (iii) agricultural uses. In the residential and commercial markets, propane is used primarily for space heating, water heating, clothes drying and cooking. Industrial customers use propane generally as a motor fuel burned in internal combustion engines that power over-the-road vehicles, forklifts and stationary engines, to fire furnaces, as a cutting gas and in other process applications. In the agricultural market, propane is primarily used for tobacco curing, crop drying, poultry brooding and weed control.

     Propane is extracted from natural gas or oil wellhead gas at processing plants or separated from crude oil during the refining process. Propane is normally transported and stored in a liquid state under moderate pressure or refrigeration for ease of handling in shipping and distribution. When the pressure is released or the temperature is increased, it becomes a flammable gas that is colorless and odorless with an odorant added to allow for its detection. Propane is clean burning, and when consumed produces only negligible amounts of pollutants.

     Based upon information provided by the National Propane Gas Association and the Energy Information Administration, propane accounts for approximately 4% of household energy consumption in the United States. This level has not changed materially over the previous two decades. As an energy source, propane competes primarily with electricity, natural gas and fuel oil, principally on the basis of price, availability and portability.

     Propane is more expensive than natural gas on an equivalent British Thermal Unit basis in locations serviced by natural gas, but it is an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Historically, the expansion of natural gas into traditional propane markets has been inhibited by the capital costs required to expand pipeline and retail distribution systems. Although the recent extension of natural gas pipelines to previously unserved geographic areas tends to displace propane distribution in areas affected, new opportunities for propane sales have been arising as new neighborhoods are developed in geographically remote areas. Propane is generally less expensive to use than electricity for space heating, water heating, clothes drying and cooking. Fuel oil has not been a significant competitor due to the current geographical diversity of our operations, and propane and fuel oil compete to a lesser extent because of the cost of converting from one to the other.

     In addition to competing with suppliers of other sources or energy, we compete with other retail propane distributors. Competition in the retail propane industry is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry statistics contained in 2001 Sales of Natural Gas Liquids and Liquified Refinery Gases, as published by the American Petroleum Institute in November 2002, and LP/Gas Magazine dated February 2003, the ten largest retailers, including us, account for approximately 29% of the total retail sales of propane in the United States, no single marketer has a greater than 10% share of the total retail market in the United States and our sales volume accounted for approximately 4.4% of the domestic retail market for propane during 2001. Most of our customer service centers compete with five or more marketers or distributors. However, each of our customer service centers operates in its own competitive environment because retail marketers tend to locate in close proximity to customers in order to lower the cost of providing service. Our typical customer service center has an effective marketing radius of approximately 50 miles, although in certain rural areas the marketing radius may be extended by a satellite office.

PRODUCTS, SERVICES AND MARKETING

     We distribute propane through a nationwide retail distribution network consisting of approximately 320 customer service centers in 40 states as of September 27, 2003. Our operations are concentrated in the east and west coast regions of the United States. In fiscal 2003, we serviced approximately 750,000 active customers. Approximately two-thirds of our retail propane volume has historically been sold during the six month peak heating season from October through March, as many customers use propane for heating purposes. Typically, customer service centers are found in suburban and rural areas where natural gas is not readily available. Generally, such locations consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. Most of our residential customers receive their propane supply pursuant to an automatic delivery system that eliminates the customer's need to make an affirmative purchase decision. From our customer service centers, we also sell, install and service equipment related to our propane distribution business, including heating and cooking appliances, hearth products and supplies and, at some locations, propane fuel systems for motor vehicles.

     We sell propane primarily to six customer markets: residential, commercial, industrial (including engine fuel), agricultural, other retail users and wholesale. Approximately 94% of the gallons sold by us in fiscal 2003 were to retail customers: 41% to residential customers, 30% to commercial customers, 10% to industrial customers, 6% to agricultural customers and 13% to other retail users. The balance of approximately 6% of the gallons sold by us in fiscal 2003 was for risk management activities and wholesale customers. Sales to residential customers in fiscal 2003 accounted for approximately 59% of our margins on propane sales, reflecting the higher-margin nature of the residential market. No single customer accounted for 10% or more of our revenues during fiscal 2003.

     Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, with capacities ranging from 2,125 gallons to 2,975 gallons of propane, into a stationary storage tank on the customer's premises. The capacity of these storage tanks ranges from approximately 100 gallons to approximately 1,200 gallons, with a typical tank having a capacity of 300 to 400 gallons. We also deliver propane to retail customers in portable cylinders, which typically have a capacity of 5 to 35 gallons. When these cylinders are delivered to customers, empty cylinders are refilled in place or transported for replenishment at our distribution locations. We also deliver propane to certain other bulk end users of propane in larger trucks known as transports (which have an average capacity of approximately 9,000 gallons). End-users receiving transport deliveries include industrial customers, large-scale heating accounts, such as local gas utilities that use propane as a supplemental fuel to meet peak load deliverability requirements, and large agricultural accounts that use propane for crop drying. Propane is generally transported from refineries, pipeline terminals, storage facilities (including our storage facilities in Elk Grove, California and Tirzah, South Carolina), and coastal terminals to our customer service centers by a combination of common carriers, owner-operators and railroad tank cars. See additional discussion in Item 2 of this Annual Report.

     In our wholesale operations, we principally sell propane to large industrial end-users and other propane distributors. The wholesale market includes customers who use propane to fire furnaces, as a cutting gas and in other process applications. Due to the low margin nature of the wholesale market as compared to the retail market, we have selectively reduced our emphasis on wholesale marketing over the last few years. Accordingly, sales of wholesale gallons during fiscal 2003 decreased in comparison to fiscal 2002, which also decreased from fiscal 2001.

PROPANE SUPPLY

     Our propane supply is purchased from nearly 70 oil companies and natural gas processors at approximately 180 supply points located in the United States and Canada. We make purchases primarily under one-year agreements that are subject to annual renewal, but also purchase propane on the spot market. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on prevailing market prices. Some of these agreements provide maximum and minimum seasonal purchase guidelines. We use a number of interstate pipelines, as well as railroad tank cars and delivery trucks to transport propane from suppliers to storage and distribution facilities.

     Historically, supplies of propane from our supply sources have been readily available. Although we make no assurance regarding the availability of supplies of propane in the future, we currently expect to be able to secure adequate supplies during fiscal 2004. During fiscal 2003, Dynegy Liquids Marketing and Trade ("Dynegy") and Enterprise Products Operating L.P. ("Enterprise") provided approximately 21% and 13%, respectively, of our total domestic propane supply. The availability of our propane supply is dependent on several factors, including the severity of winter weather and the price and availability of competing fuels such as natural gas and heating oil. We believe that, if supplies from Dynegy or Enterprise were interrupted, we would be able to secure adequate propane supplies from other sources without a material disruption of our operations. Nevertheless, the cost of acquiring such propane might be higher and, at least on a short-term basis, margins could be affected. Aside from these two suppliers, no single supplier provided more than 10% of our total domestic propane supply fiscal 2003. During that year, approximately 98% of our total propane purchases were from domestic suppliers.

     We seek to reduce the effect of propane price volatility on our product costs and to help ensure the availability of propane during periods of short supply. We are currently a party to propane futures transactions on the New York Mercantile Exchange and to forward and option contracts with various third parties to purchase and sell product at fixed prices in the future. These activities are monitored by our senior management through enforcement of our commodity trading policy. See additional discussion in Item 7A of this Annual Report.

     We operate large propane storage facilities in California and South Carolina. We also operate smaller storage facilities in other locations and have rights to use storage facilities in additional locations. As of September 27, 2003, the majority of the storage capacity in California and South Carolina was leased to third parties. Our storage facilities enable us to buy and store large quantities of propane during periods of low demand and lower prices, which generally occur during the summer months. This practice helps ensure a more secure supply of propane during periods of intense demand or price instability.

TRADEMARKS AND TRADENAMES

     We utilize a variety of trademarks and tradenames owned by us, including "Suburban Propane," "Gas Connection," and "Suburban @ Home." We regard our trademarks, tradenames and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products.

GOVERNMENT REGULATION; ENVIRONMENTAL AND SAFETY MATTERS

     We are subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes and can require the investigation and cleanup of environmental contamination. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA, also known as the "Superfund" law, imposes joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a "hazardous substance" into the environment. Propane is not a hazardous substance within the meaning of CERCLA. However, we own real property at locations where such hazardous substances may exist as a result of prior activities.

     National Fire Protection Association Pamphlets No. 54 and No. 58, which establish rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted, in whole, in part or with state addenda, as the industry standard in all of the states in which we operate. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. Pamphlet No. 58 has adopted storage tank valve retrofit requirements due to be complete by June 2011. A program is in place to meet the deadline.

     With respect to the transportation of propane by truck, we are subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation or similar state agency. We conduct ongoing training programs to help ensure that our operations are in compliance with applicable safety regulations. We maintain various permits that are necessary to operate some of our facilities, some of which may be material to our operations. We believe that the procedures currently in effect at all of our facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance, in all material respects, with applicable laws and regulations.

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

     Future developments, such as stricter environmental, health or safety laws and regulations thereunder, could affect our operations. We do not anticipate that the cost of our compliance with environmental, health and safety laws and regulations, including CERCLA, will have a material adverse effect on our financial condition or results of operations. To the extent that there are any environmental liabilities unknown to us or environmental, health or safety laws or regulations are made more stringent, there can be no assurance that our financial condition or results of operations will not be materially and adversely affected.

EMPLOYEES

     As of September 27, 2003, we had approximately 2,973 full time employees, of whom 285 were engaged in general and administrative activities (including fleet maintenance), 29 were engaged in transportation and product supply activities and 2,659 were customer service center employees. As of September 27, 2003, 145 of our employees were represented by 10 different local chapters of labor unions. We believe that our relations with both our union and non-union employees are satisfactory. From time to time, we hire temporary workers to meet peak seasonal demands.

ITEM 2. PROPERTIES

     As of September 27, 2003, we owned approximately 70% of our customer service center and satellite locations and leased the balance of our retail locations from third parties. We own and operate a 22 million gallon refrigerated, above-ground propane storage facility in Elk Grove, California and a 60 million gallon underground propane storage cavern in Tirzah, South Carolina. Additionally, we own our principal executive offices located in Whippany, New Jersey.

     The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 27, 2003, we had a fleet of seven transport truck tractors, of which we owned five, and 251 railroad tank cars, all of which we leased. In addition, as of September 27, 2003 we used 1,148 bobtail and rack trucks, of which we owned approximately 27%, and 1,339 other delivery and service vehicles, of which we owned approximately 29%. Vehicles that are not owned by us are leased. As of September 27, 2003, we also owned approximately 771,679 customer storage tanks with typical capacities of 100 to 500 gallons, 37,370 customer storage tanks with typical capacities of over 500 gallons and 137,682 portable cylinders with typical capacities of five to ten gallons.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION

     Our operations are subject to all operating hazards and risks normally incidental to handling, storing, and delivering combustible liquids such as propane. As a result, we have been, and will continue to be, a defendant in various legal proceedings and litigation arising in the ordinary course of business. We are self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. We believe that the self-insured retentions and coverage we maintain are reasonable and prudent. Although any litigation is inherently uncertain, based on past experience, the information currently available to us, and the amount of our self-insurance reserves for known and unasserted self-insurance claims (which was approximately $28.6 million at September 27, 2003), we do not believe that these pending or threatened litigation matters, or known claims or known contingent claims, will have a material adverse effect on our results of operations, financial condition or our cash flow.

     On May 23, 2001, Heritage Propane Partners, L.P. ("Heritage") amended a complaint it had filed on November 30, 1999 in the South Carolina Court of Common Pleas, Fifth Judicial Circuit, against SCANA Corporation ("SCANA") and Cornerstone Ventures, L.P. ("Cornerstone") to name our Operating Partnership as a defendant (Heritage v. SCANA et al., Civil Action 0l-CP-40-3262). Third party insurance and the self-insurance reserves referenced above do not apply to this action. The amended complaint alleges, among other things, that SCANA breached a contract for the sale of propane assets and asserts claims against our Operating Partnership for wrongful interference with prospective advantage and civil conspiracy for allegedly interfering with Heritage's prospective contract with SCANA. Heritage claims that it is entitled to recover its alleged lost profits in the amount of $125.0 million and that all defendants are jointly and severally liable to it for such amount. Our Operating Partnership moved to dismiss the claims asserted against it for failure to state a claim. On October 24, 2001, the court denied our Operating Partnership's motion to dismiss the amended complaint.

     On February 6, 2003, the plaintiffs in Heritage v. SCANA et al filed a motion to amend its complaint to assert additional claims against all defendants, including three new claims against our Operating Partnership: aiding and abetting; misappropriation; and unjust enrichment. The court has granted this motion. On May 5, 2003, our Operating Partnership filed a motion for summary judgement to dismiss the claims asserted against it in the original complaint filed against our Operating Partnership. We withdrew this motion for strategic reasons but intend to re-file it at a later date. However, we cannot predict the outcome of this motion for summary judgement. Discovery is ongoing between all parties to the lawsuit. We do not anticipate that this matter will be tried before the Spring of 2004. We believe that the claims and proposed additional claims against our Operating Partnership are without merit and are defending the action vigorously. If this matter proceeds to trial, we cannot predict the outcome of this trial, or , if the trial is before a jury, what verdict the jury ultimately may reach.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS

     Our Common Units, representing limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange ("NYSE") under the symbol SPH. As of November 21, 2003, there were 982 Common Unitholders of record. The following table presents, for the periods indicated, the high and low sales prices per Common Unit, as reported on the NYSE, and the amount of quarterly cash distributions declared and paid per Common Unit with respect to each quarter.

                          Common Unit Price Range
                          ------------------------          Cash Distribution
                             High           Low                   Paid
                          -----------  -----------          -----------------

      Fiscal 2002
      -----------
      First Quarter          $ 27.99       $ 24.50               $ 0.5625
      Second Quarter           28.40         24.36                 0.5625
      Third Quarter            28.25         25.59                 0.5750
      Fourth Quarter           28.49         20.00                 0.5750

      Fiscal 2003
      -----------
      First Quarter          $ 28.49       $ 24.60               $ 0.5750
      Second Quarter           29.60         26.90                 0.5750
      Third Quarter            29.89         27.40                 0.5875
      Fourth Quarter           30.95         27.91                 0.5875


     We make quarterly distributions to our partners in an aggregate amount equal to our Available Cash (as defined in the Second Amended and Restated Partnership Agreement) with respect to such quarter. Available Cash generally means all cash on hand at the end of the fiscal quarter plus all additional cash on hand as a result of borrowings subsequent to the end of such quarter less cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements.

     We are a publicly traded limited partnership and are not subject to federal income tax. Instead, Unitholders are required to report their allocable share of our earnings or loss, regardless of whether we make distributions.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents our selected consolidated historical financial data. The selected consolidated historical financial data is derived from our audited financial statements. The amounts in the table below, except per unit data, are in thousands.


                                                                                    Year Ended (a)
                                                       ----------------------------------------------------------------------------
                                                       September       September       September       September       September
                                                        27, 2003        28, 2002        29, 2001      30, 2000 (b)      25, 1999
                                                        --------        --------        --------      ------------     ---------
STATEMENT OF OPERATIONS DATA
Revenues                                                  $ 771,679       $ 665,105       $ 931,536       $ 841,304       $ 620,207
Costs and expenses                                          691,662         582,321         838,055         770,332         547,579
Recapitalization costs (c)                                        -               -               -               -          18,903
Gain on sale of assets                                            -               -               -        (10,328)               -
Gain on sale of storage facility                                  -         (6,768)               -               -               -
Income before interest expense and
       income taxes  (d)                                     80,017          89,552          93,481          81,300          53,725
Interest expense, net                                        33,629          35,325          39,596          42,534          31,218
Provision for income taxes                                      202             703             375             234              68
Income from continuing operations (d)                        46,186          53,524          53,510          38,532          22,439
Discontinued operations:
     Gain on sale of customer service centers (e)             2,483               -               -               -               -
Net income (d)                                               48,669          53,524          53,510          38,532          22,439
Income from continuing operations per Common
       Unit - basic                                            1.78            2.12            2.14            1.70            0.83
Net income per Common Unit - basic (f)                         1.87            2.12            2.14            1.70            0.83
Net income per Common Unit - diluted (f)                       1.86            2.12            2.14            1.70            0.83
Cash distributions declared per unit                         $ 2.33          $ 2.28          $ 2.20          $ 2.11          $ 2.03

BALANCE SHEET DATA (END OF PERIOD)
Cash and cash equivalents                                  $ 15,765        $ 40,955        $ 36,494        $ 11,645         $ 8,392
Current assets                                               98,912         116,789         124,339         122,160          78,637
Total assets                                                665,630         700,146         723,006         771,116         659,220
Current liabilities, excluding current portion of
     long-term borrowings                                    94,802          98,606         119,196         124,585          99,953
Total debt                                                  383,826         472,769         473,177         524,095         430,687
Other long-term liabilities                                 102,924         109,485          71,684          60,607          60,194
Partners' capital - Common Unitholders                      165,950         103,680         105,549          58,474          66,342
Partner's capital - General Partner                         $ 1,567         $ 1,924         $ 1,888         $ 1,866         $ 2,044

STATEMENT OF CASH FLOWS DATA
Cash provided by/(used in)
   Operating activities                                    $ 57,300        $ 68,775       $ 101,838        $ 59,467        $ 81,758
   Investing activities                                      (4,859)         (6,851)        (17,907)        (99,067)        (12,241)
   Financing activities                                   $ (77,631)      $ (57,463)      $ (59,082)       $ 42,853       $(120,944)

OTHER DATA
Depreciation and amortization (g)                          $ 27,520        $ 28,355        $ 36,496        $ 37,032        $ 34,453
EBITDA (h)                                                  110,020         117,907         129,977         118,332          88,178
Capital expenditures (i)
   Maintenance and growth                                    14,050          17,464          23,218          21,250          11,033
   Acquisitions                                                 $ -             $ -             $ -        $ 98,012         $ 4,768
Retail propane gallons sold                                 491,451         455,988         524,728         523,975         524,276



(a) Our 2000 fiscal year contained 53 weeks. All other fiscal years contained 52 weeks.

(b) Includes the results from our November 1999 acquisition of certain subsidiaries of SCANA Corporation, accounted for under the purchase method, from the date of acquisition.

(c) We incurred expenses of $18.9 million in connection with the recapitalization transaction described in Note 1 to the consolidated financial statements included in this Annual Report. These expenses included $7.6 million representing cash expenses and $11.3 million representing non-cash charges associated with the accelerated vesting of restricted Common Units.

(d) These amounts include, in addition to the gain on sale of assets and the gain on sale of storage facility, gains from the disposal of property, plant and equipment of $0.6 million for fiscal 2003, $0.5 million for fiscal 2002, $3.8 million for fiscal 2001, $1.0 million for fiscal 2000 and $0.6 million for fiscal 1999.

(e) Gain on sale of customer service centers consists of nine customer service centers we sold during fiscal 2003 for total cash proceeds of approximately $7.2 million. We recorded a gain on sale of approximately $2.5 million, which has been accounted for within discontinued operations pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Prior period results of operations attributable to these nine customer service centers were not significant and, as such, prior period results have not been reclassified to remove financial results from continuing operations.

(f) Basic net income per Common Unit is computed by dividing net income, after deducting our general partner's interest, by the weighted average number of outstanding Common Units. Diluted net income per Common Unit is computed by dividing net income, after deducting our general partner's approximate 2% interest, by the weighted average number of outstanding Common Units and time vested restricted units granted under our 2000 Restricted Unit Plan.

(g) Depreciation and amortization expense for the year ended September 28, 2002 reflects our early adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") as of September 30, 2001 (the beginning of our 2002 fiscal year). SFAS 142 eliminates the requirement to amortize goodwill and certain intangible assets. Amortization expense for the year ended September 28, 2002 reflects approximately $7.4 million lower amortization expense compared to the year ended September 29, 2001 as a result of the elimination of amortization expense associated with goodwill.

(h)  EBITDA  represents net income before  deducting  interest  expense,  income taxes, depreciation and amortization. Our management uses EBITDA as a measure of liquidity and we are including it because we believe that it provides our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. Moreover, our senior note agreements and our revolving credit agreement require us to use EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA is not a recognized term under generally accepted accounting principles ("GAAP") and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with GAAP. Because EBITDA as determined by us excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies. The following table sets forth (i) our calculation of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities (amounts in thousands):

                                                        Fiscal          Fiscal          Fiscal          Fiscal           Fiscal
                                                         2003            2002            2001            2000             1999
                                                      ------------- --------------- ---------------  --------------  ---------------

      Net income                                          $ 48,669        $ 53,524        $ 53,510        $ 38,532         $ 22,439
      Add:
          Provision for income taxes                           202             703             375             234               68
          Interest expense, net                             33,629          35,325          39,596          42,534           31,218
          Depreciation and amortization                     27,520          28,355          36,496          37,032           34,453
                                                      ------------- --------------- ---------------  --------------  ---------------
      EBITDA                                               110,020         117,907         129,977         118,332           88,178
                                                      ------------- --------------- ---------------  --------------  ---------------
      Add/(subtract):
          Provision for income taxes                          (202)           (703)           (375)           (234)             (68)
          Interest expense, net                            (33,629)        (35,325)        (39,596)        (42,534)         (31,218)
          Gain on disposal of property, plant and
               equipment, net                                 (636)           (546)         (3,843)        (11,313)            (578)
          Gain on sale of customer service centers          (2,483)              -               -               -                -
          Gain on sale of storage facility                       -          (6,768)              -               -                -
          Changes in working capital and other
               assets and liabilities                      (15,770)         (5,790)         15,675          (4,784)          25,444
                                                      ------------- --------------- ---------------  --------------  ---------------
      Net cash provided by/(used in)
          Operating activities                            $ 57,300        $ 68,775       $ 101,838        $ 59,467         $ 81,758
                                                      ============= =============== ===============  ==============  ===============
          Investing activities                            $ (4,859)       $ (6,851)      $ (17,907)      $ (99,067)       $ (12,241)
                                                      ============= =============== ===============  ==============  ===============
          Financing activities                           $ (77,631)      $ (57,463)      $ (59,082)       $ 42,853       $ (120,944)
                                                      ============= =============== ===============  ==============  ===============




(i)  Our  capital  expenditures  fall  generally  into  three  categories:   (i)
     maintenance  expenditures,   which  include  expenditures  for  repair  and
     replacement of property, plant and equipment; (ii) growth capital expenditures which include new propane tanks and other equipment to facilitate expansion of our customer base and operating capacity; and (iii) acquisition capital expenditures, which include expenditures related to the acquisition of propane and other retail operations and a portion of the purchase price allocated to intangible assets associated with such acquired businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of our financial condition and results of operations, which should be read in conjunction with our historical consolidated financial statements and notes thereto included elsewhere in this Annual Report. Since our Operating Partnership and Service Company account for substantially all of our assets, revenues and earnings, a separate discussion of results of operations from our other subsidiaries is not presented.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains Forward-Looking Statements as defined in the Private Securities Litigation Reform Act of 1995 relating to our future business expectations and predictions and financial condition and results of operations. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans" or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Cautionary Statements. The risks and uncertainties and their impact on our operations include, but are not limited to, the following risks:

o    The impact of weather conditions on the demand for propane;
o    Fluctuations in the unit cost of propane;
o Our ability to compete with other suppliers of propane and other energy sources;
o The impact on propane prices and supply from the political and economic instability of the oil producing nations and other general economic conditions;
o    Our ability to retain customers;
o The impact of energy efficiency and technology advances on the demand for propane;
o    The ability of management to continue to control expenses;
o    The impact of regulatory developments on our business;
o    The impact of legal proceedings on our business;
o Our ability to implement our expansion strategy into new business lines and sectors;
o    Our ability to integrate acquired businesses successfully.

     On different occasions, we or our representatives have made or may make Forward-Looking Statements in other filings that we make with the SEC, in press releases or in oral statements made by or with the approval of one of our authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking or Cautionary Statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to update any Forward-Looking or Cautionary Statement. All subsequent written and oral Forward-Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements in this Annual Report and in future SEC reports.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring management to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We are also subject to risks and uncertainties that may cause actual results to differ from estimated results. Estimates are used when accounting for depreciation and amortization of long-lived assets, employee benefit plans, self-insurance and legal reserves, allowance for doubtful accounts, asset valuation assessment and valuation of derivative instruments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known to us.

     Our significant accounting policies are summarized in Note 2, "Summary of Significant Accounting Policies," included within the Notes to Consolidated Financial Statements section elsewhere in this Annual Report. We believe that the following are our critical accounting policies:

REVENUE RECOGNITION. We recognize revenue from the sale of propane at the time product is delivered to the customer. Revenue from the sale of appliances and equipment is recognized at the time of sale or when installation is complete, as applicable. Revenue from repair and maintenance activities is recognized upon completion of the service.

ALLOWANCE FOR DOUBTFUL  ACCOUNTS.  We maintain  allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate our allowance for doubtful accounts using a specific reserve for known or anticipated uncollectible accounts, as well as a general reserve for potential future uncollectible accounts taking into consideration our historical write-offs. If the financial condition of one or more of our customers were to deteriorate resulting in an impairment in their ability to make payments, additional allowances could be required.

PENSION AND OTHER POSTRETIREMENT BENEFITS. We estimate the rate of return on plan assets, the discount rate to estimate the present value of future benefit obligations and the cost of future health care benefits in determining our annual pension and other postretirement benefit costs. In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in market conditions may materially affect our pension and other postretirement obligations and our future expense. See "Pension Plan Assets" below for additional disclosure regarding pension and other postretirement benefits.

SELF-INSURANCE RESERVES. Our accrued insurance reserves represent the estimated costs of known and anticipated or unasserted claims under our general and product, workers' compensation and automobile insurance policies. Accrued insurance provisions for unasserted claims arising from unreported incidents are based on an analysis of historical claims data. For each claim, we record a self-insurance provision up to the estimated amount of the probable claim or the amount of the deductible, whichever is lower, utilizing actuarially determined loss development factors applied to actual historical claims data.

GOODWILL IMPAIRMENT ASSESSMENT. We assess the carrying value of goodwill at a reporting unit level, at least annually, based on an estimate of the fair value of the respective reporting unit. Fair value of the reporting unit is estimated using either (i) a market value approach taking into consideration the quoted market price of our Common Units; or (ii) discounted cash flow analyses taking into consideration estimated cash flows in a ten-year projection period and a terminal value calculation at the end of the projection period.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. See Item 7A of this Annual Report for additional information about accounting for derivative instruments and hedging activities.

RESULTS OF OPERATIONS

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR  2002
----------------------------------------------

     REVENUES. Revenues increased 16.0%, or $106.6 million, to $771.7 million in fiscal 2003 compared to $665.1 million in fiscal 2002. Revenues from retail propane activities increased $130.0 million, or 24.3%, to $664.2 million in fiscal 2003 compared to $534.2 million in the prior year. This increase was the result of an increase in average propane selling prices, coupled with an increase in retail gallons sold. Propane selling prices averaged 15.9% higher in fiscal 2003 compared to the prior year as a result of steadily increasing costs of propane throughout the first half of fiscal 2003 which remained higher during the second half of the year. Retail gallons sold increased 35.5 million gallons, or 7.8%, to 491.5 million gallons in fiscal 2003 compared to 456.0 million gallons in fiscal 2002 due primarily to colder average temperatures experienced in parts of our service area, particularly during the six month peak heating season from October 2002 through March 2003.

     Temperatures nationwide, as reported by the National Oceanic and Atmospheric Administration ("NOAA"), averaged 1% colder than normal in fiscal 2003 compared to 13% warmer than normal temperatures in the prior year, or 14% colder conditions year-over-year. The coldest weather conditions, however, were experienced in the eastern and central regions of the United States. In the west, average temperatures were 10% warmer than normal during fiscal 2003, compared to 7% warmer than normal during the prior year. In addition, our volumes continue to be affected by the impact of a continued economic recession on customer buying habits.

     Revenues from wholesale and risk management activities of $16.6 million in fiscal 2003 decreased $19.5 million, or 54.0%, compared to revenues of $36.1 million in the prior year primarily as a result of lower volumes sold in the wholesale market in line with our strategy to reduce our emphasis on wholesale activities. Revenue from other sources, including sales of appliances and related parts and services, of $90.9 million in fiscal 2003 decreased $3.9 million, or 4.1%, compared to other revenue in the prior year of $94.8 million. The decrease in other revenues was primarily attributable to lower revenues from service and installations.

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

     Cost of products sold increased $87.7 million, or 30.3%, to $376.8 million in fiscal 2003 compared to $289.1 million in the prior year. The increase results primarily from a $93.0 million impact from the aforementioned increase in the commodity price of propane resulting in a 39.4% increase in the average unit cost of propane in fiscal 2003 compared to the prior year, coupled with the aforementioned increase in retail volumes sold resulting in an increase of $17.0 million; offset by a $21.2 million decrease from the decline in wholesale and risk management activities described above. In fiscal 2003, cost of products sold represented 48.8% of revenues compared to 43.5% in the prior year. The increase in the cost of products sold as a percentage of revenues relates primarily to steadily increasing costs of propane during the first half of fiscal 2003 which remained higher during the second half of fiscal 2003 compared to steadily declining product costs in the prior year.

     OPERATING EXPENSES. All costs of operating our retail propane distribution and appliance sales and service operations are reported within operating expenses in the consolidated statements of operations. These operating expenses include the compensation and benefits of field and direct operating support personnel, costs of operating and maintaining our vehicle fleet, overhead and other costs of our purchasing, training and safety departments and other direct and indirect costs of our customer service centers. Operating expenses increased 7.1%, or $16.6 million, to $250.7 million in fiscal 2003 compared to $234.1 million in fiscal 2002. Operating expenses in fiscal 2003 include a $1.5 million unrealized (non-cash) loss representing the net change in fair values of derivative instruments, compared to a $5.4 million unrealized (non-cash) gain in the prior year (see Item 7A - Quantitative and Qualitative Disclosures About Market Risk for information on our policies regarding the accounting for derivative instruments). In addition to the $6.9 million non-cash impact of changes in the fair value of derivative instruments year-over-year, operating expenses increased $9.7 million primarily resulting from (i) $2.3 million increased pension costs, (ii) $2.2 million higher insurance costs, (iii) $2.1 million higher costs to operate our fleet primarily from increased fuel costs and (iv) $0.9 million higher employee compensation and benefits to support the increased sales volume. In addition, we experienced $2.1 million higher bad debt expense as a result of the significant increase in the commodity price of propane resulting in higher prices to our customers, higher sales volumes and general economic conditions.

     GENERAL AND ADMINISTRATIVE EXPENSES. All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations. General and administrative expenses of $36.7 million for fiscal 2003 were $5.9 million, or 19.2%, higher than fiscal 2002 expenses of $30.8 million. The increase was primarily attributable to the impact of $2.8 million higher employee compensation and benefit related costs, as well as $1.2 million higher fees for professional services in the current year period.

     DEPRECIATION  AND  AMORTIZATION.   Depreciation  and  amortization  expense
decreased $0.9 million, or 3.2%, to $27.5 million in fiscal 2003, compared to $28.4 in fiscal 2002.

     GAIN ON SALE OF STORAGE FACILITY. On January 31, 2002 (the second quarter of fiscal 2002), we sold our 170 million gallon propane storage facility in Hattiesburg, Mississippi, which was considered a non-strategic asset, for net cash proceeds of $8.0 million, resulting in a gain on sale of approximately $6.8 million.

     INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA. Income before interest expense and income taxes decreased $9.6 million, or 10.7%, to $80.0 million in fiscal 2003 compared to $89.6 million in the prior year. Earnings before interest, taxes, depreciation and amortization ("EBITDA") amounted to $110.0 million for fiscal 2003 compared to $117.9 million for the prior year, a decline of $7.9 million, or 6.7%. The decline in income before interest expense and income taxes and in EBITDA over the prior year reflects the impact of 7.8% higher retail volumes sold, offset by the $6.9 million unfavorable impact of mark-to-market activity on derivative instruments year-over-year included within operating expenses, the $6.8 million gain on sale of our Hattiesburg, Mississippi storage facility impacting prior year results and the higher combined operating and general and administrative expenses (described above) in support of higher business activity. Additionally, the $2.5 million gain reported from the sale of nine customer service centers during fiscal 2003, reported within discontinued operations, had a favorable impact on fiscal 2003 EBITDA.

     EBITDA represents net income before deducting interest expense, income taxes, depreciation and amortization. Our management uses EBITDA as a measure of liquidity and we are including it because we believe that it provides our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. Moreover, our senior note agreements and our revolving credit agreement require us to use EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA is not a recognized term under generally accepted accounting principles ("GAAP") and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with GAAP. Because EBITDA as determined by us excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies. The following table sets forth (i) our calculation of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities (amounts in thousands):



                                                                                                   Year Ended
                                                                                   -------------------------------------------
                                                                                    September 27,            September 28,
                                                                                         2003                    2002
                                                                                   ------------------      -------------------

      Net income                                                                             $ 48,669                $ 53,524
      Add:
          Provision for income taxes                                                              202                     703
          Interest expense, net                                                                33,629                  35,325
          Depreciation and amortization                                                        27,520                  28,355
                                                                                   ------------------      -------------------
      EBITDA                                                                                  110,020                 117,907
                                                                                   ------------------      -------------------
      Add/(subtract):
          Provision for income taxes                                                             (202)                   (703)
          Interest expense, net                                                               (33,629)                (35,325)
          Gain on disposal of property, plant and equipment, net                                 (636)                   (546)
          Gain on sale of customer service centers                                             (2,483)                      -
          Gain on sale of storage facility                                                          -                  (6,768)
          Changes in working capital and other assets and liabilities                         (15,770)                 (5,790)
                                                                                   ------------------      -------------------
      Net cash provided by/(used in)
          Operating activities                                                               $ 57,300                $ 68,775
                                                                                   ==================      ===================
          Investing activities                                                               $ (4,859)               $ (6,851)
                                                                                   ==================      ===================
          Financing activities                                                              $ (77,631)              $ (57,463)
                                                                                   ==================      ===================



     INTEREST EXPENSE. Net interest expense decreased $1.7 million, or 4.8%, to $33.6 million in fiscal 2003 compared to $35.3 million in fiscal 2002. The decrease in interest expense reflects the positive steps taken by us during the third quarter of fiscal 2003 to lower our overall leverage, which resulted in an $88.9 million reduction in debt, coupled with lower average interest rates on outstanding borrowings under our Revolving Credit Agreement during the first and second quarters of fiscal 2003.

     DISCONTINUED OPERATIONS. As part of our overall business strategy, we continually monitor and evaluate our existing operations to identify opportunities that will allow us to optimize our return on assets employed by selectively consolidating or divesting operations in slower growing or non-strategic markets. In line with that strategy, we sold nine customer service centers during fiscal 2003 for total cash proceeds of approximately $7.2 million. We recorded a gain on sale of approximately $2.5 million, which has been accounted for within discontinued operations pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001
---------------------------------------------

     REVENUES. Revenues of $665.1 million in fiscal 2002 decreased $266.4 million, or 28.6%, compared to $931.5 million in fiscal 2001. Revenues from retail propane activities decreased $219.2 million, or 29.1%, to $534.2 million in fiscal 2002 compared to $753.4 million in fiscal 2001. This decrease is principally due to a decrease in average selling prices, coupled with a decrease in retail gallons sold. Average selling prices declined 18.4% as a result of a significant decline in the commodity price of propane in fiscal 2002 compared to the prior year. Retail gallons sold decreased 13.1%, or 68.7 million gallons, to
456.0 million gallons in fiscal 2002 compared to 524.7 million gallons in fiscal 2001. The decrease in volume was attributable to record warm weather conditions which were most dramatic during the peak heating months of October through March of fiscal 2002 as well as, to a lesser extent, the impact of the economic recession on commercial and industrial customers' buying habits.

     Nationwide temperatures during fiscal 2002 were 13% warmer than normal as compared to temperatures that were 2% colder than normal during fiscal 2001, as reported by NOAA. During the peak heating months of October 2001 through March 2002, temperatures nationwide were 13% warmer than normal as compared to 5% colder than normal in the comparable period in fiscal 2001, as reported by NOAA. Volumes from the components of our customer mix that are less weather sensitive declined approximately 12% year-over-year.

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

     COST OF PRODUCTS SOLD. Cost of products sold decreased $221.2 million, or 43.3%, to $289.1 million in fiscal 2002 compared to $510.3 million in fiscal 2001. The decrease results primarily from a $125.1 million impact from the aforementioned decrease in the commodity price of propane resulting in a 36.3% decrease in the average unit cost of propane during fiscal 2002 compared to fiscal 2001. This is coupled with the aforementioned decrease in retail volumes sold resulting in a decrease of $51.9 million, and a $45.4 million decrease from the decline in wholesale and risk management activities described above. In fiscal 2002, cost of products sold represented 43.5% of revenues compared to 54.8% in the prior year. The decrease in the cost of products sold as a percentage of revenues relates primarily to steadily decreasing costs of propane during fiscal 2002.

     OPERATING EXPENSES. Operating expenses decreased 9.5%, or $24.6 million, to $234.1 million in fiscal 2002 compared to $258.7 million in fiscal 2001. Operating expenses for the year ended September 28, 2002 include a $5.4 million unrealized (non-cash) gain representing the net change in fair values of derivative instruments not designated as hedges, compared to a $3.1 million unrealized loss in fiscal 2001 (see Item 7A of this Annual Report for information on our policies regarding the accounting for derivative instruments and hedging activities). In addition to the $8.5 million favorable impact from changes in the fair value of derivative instruments year-over-year, operating expenses decreased $16.1 million, or 6.3%, principally attributable to our ability to reduce costs amidst declining volumes resulting from ongoing initiatives to shift costs from fixed to variable, primarily in the areas of employee compensation and benefits. The lower compensation costs of $10.5 million were offset, in part, by a $4.0 million increase in medical and dental costs in fiscal 2002 compared to the prior year. Additionally, operating expenses were favorably impacted by a $4.2 million decrease in provisions for doubtful accounts and $3.0 million lower costs of operating our fleet, including maintenance and fuel costs, in fiscal 2002 compared to fiscal 2001. Provisions for doubtful accounts were higher in fiscal 2001 primarily as a result of the generally higher selling price environment driven by the higher average propane costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $1.7 million, or 5.2%, to $30.8 million in fiscal 2002 compared to $32.5 million in fiscal 2001, again attributable to a decrease in employee compensation and benefit costs of $4.3 million, as well as to a $1.6 million decrease in fees for professional services, partly offset by a $1.3 million increase in telecommunication costs.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased 22.2%, or $8.1 million, to $28.4 million in fiscal 2002 compared to $36.5 million in the prior year primarily as a result of our decision to early adopt SFAS 142 effective September 30, 2001 (the beginning of fiscal 2002), which eliminated the requirement to amortize goodwill and certain intangible assets. If SFAS 142 had been in effect at the beginning of the prior year, fiscal 2001 net income would have improved by $7.4 million.

     GAIN ON SALE OF STORAGE FACILITY. On January 31, 2002, we sold our 170 million gallon propane storage facility in Hattiesburg, Mississippi, which was considered a non-strategic asset, for net cash proceeds of $8.0 million, resulting in a gain on sale of approximately $6.8 million.

     INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES AND EBITDA. Income before interest expense and income taxes decreased 4.2%, or $3.9 million, to $89.6 million compared to $93.5 million in the prior year. Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased 9.3%, or $12.1 million, to $117.9 million in fiscal 2002 compared to $130.0 million in the prior year. The decreases in income before interest expense and income taxes and in EBITDA reflect the impact of the 13.1% lower retail volumes sold in fiscal 2002 attributable to unseasonably warm heating season temperatures and the economy; partially offset by (i) the $26.3 million, or 9.0%, decrease in combined operating and general and administrative expenses described above, (ii) the impact of the $6.8 million gain on the sale of our Hattiesburg, Mississippi storage facility and (iii) the impact on operating expenses of changes in the fair value of derivative instruments described above. In addition, if SFAS 142 had been in effect at the beginning of the prior year, fiscal 2001 income before interest expense and income taxes would have improved by $7.4 million.

     EBITDA represents net income before deducting interest expense, income taxes, depreciation and amortization. Our management uses EBITDA as a measure of liquidity and we are including it because we believe that it provides our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. Moreover, our senior note agreements and our revolving credit agreement require us to use EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA is not a recognized term under generally accepted accounting principles ("GAAP") and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with GAAP. Because EBITDA as determined by us excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies. The following table sets forth (i) our calculation of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities (amounts in thousands):


                                                                                           Year Ended
                                                                             ------------------------------------------
                                                                               September 28,            September 29,
                                                                                    2002                    2001
                                                                             -----------------        -----------------

      Net income                                                                      $ 53,524                $ 53,510
      Add:
          Provision for income taxes                                                       703                     375
          Interest expense, net                                                         35,325                  39,596
          Depreciation and amortization                                                 28,355                  36,496
                                                                             -----------------        -----------------
      EBITDA                                                                           117,907                 129,977
                                                                             -----------------        -----------------
      Add/(subtract):
          Provision for income taxes                                                      (703)                   (375)
          Interest expense, net                                                        (35,325)                (39,596)
          Gain on disposal of property, plant and equipment, net                          (546)                 (3,843)
          Gain on sale of storage facility                                              (6,768)                      -
          Changes in working capital and other assets and liabilities                   (5,790)                 15,675
                                                                             -----------------        -----------------
      Net cash provided by/(used in)
          Operating activities                                                        $ 68,775               $ 101,838
                                                                             =================        =================
          Investing activities                                                        $ (6,851)              $ (17,907)
                                                                             =================        =================
          Financing activities                                                       $ (57,463)              $ (59,082)
                                                                             =================        =================




     INTEREST INCOME AND INTEREST EXPENSE. Net interest expense decreased 10.9%, or $4.3 million, to $35.3 million in fiscal 2002 compared to $39.6 million in the prior year. This decrease is primarily attributable to reductions in average amounts outstanding during fiscal 2002 under our Revolving Credit Agreement, as well as lower average interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     Due to the seasonal nature of the propane business, cash flows from operating activities are greater during the winter and spring seasons, our second and third fiscal quarters, as customers pay for propane purchased during the heating season. In fiscal 2003, net cash provided by operating activities decreased $11.5 million, or 16.7%, to $57.3 million in fiscal 2003 compared to $68.8 million in fiscal 2002. The decrease is primarily due to lower net income, including lower non-cash items (principally depreciation, amortization and gains on asset disposals), as well as the impact of increased investment in accounts receivable and inventories resulting from higher commodity prices and increased business activity during fiscal 2003 compared to fiscal 2002 due to generally colder average temperatures.

     In fiscal 2002, net cash provided by operating activities decreased $33.0 million, or 32.4%, to $68.8 million in fiscal 2002 compared to $101.8 million in fiscal 2001. The decrease was primarily due to lower net income, including lower non-cash items (principally depreciation, amortization and gains on asset disposals), as well as the impact of unfavorable changes in working capital in comparison to the prior year, principally reflecting lower compensation and benefit accruals, offset by lower inventories.

     Net cash used in investing activities was $4.9 million in fiscal 2003, reflecting $14.1 million in capital expenditures (including $4.7 million for maintenance expenditures and $9.4 million to support the growth of operations) offset by net proceeds of $9.2 million from the sale of assets (including net proceeds of $7.2 million from the sale of nine customer service centers). Net cash used in investing activities was $6.9 million in fiscal 2002, reflecting $17.5 million in capital expenditures (including $13.0 million for maintenance expenditures and $4.5 million to support the growth of operations) offset by net proceeds of $10.6 million from the sale of assets (including net proceeds of $8.0 million resulting from the sale of our propane storage facility in Hattiesburg, Mississippi). Net cash used in investing activities was $17.9 million in fiscal 2001, reflecting $23.2 million in capital expenditures
(including $6.5 million for maintenance expenditures and $16.7 million to support the growth of operations), offset by net proceeds of $5.3 million from the sale of property, plant and equipment.

     Net cash used in financing activities for fiscal 2003 was $77.6 million, reflecting (i) the payment of our quarterly distributions to our Common
Unitholders and our General Partner amounting to $60.1 million, (ii) the repayment of all outstanding borrowings under our Revolving Credit Agreement amounting to $46.0 million, (iii) the repayment of the second annual principal payment of $42.5 million due under the 1996 Senior Note Agreement, and (iv) the payment of $0.8 million in fees associated with the renewal and extension of our Revolving Credit Agreement during May 2003. The $88.9 million reduction in debt during fiscal 2003 was funded through a combination of cash provided by operations and the net proceeds of $72.2 million from a follow-on public offering of approximately 2.6 million Common Units (including full exercise of the underwriters' over-allotment option) which was completed during the third quarter of fiscal 2003. Net cash used in financing activities for fiscal 2002 was $57.5 million, primarily reflecting the payment of quarterly distributions to our Common Unitholders and our General Partner. Net cash used in financing activities for fiscal 2001 was $59.1 million, reflecting repayments under our Operating Partnership's Revolving Credit Agreement, as amended and restated effective January 29, 2001 (the "Revolving Credit Agreement"), including a net repayment of $44.0 million borrowed under the SCANA Acquisition facility and a net repayment of $6.5 million borrowed under the net working capital facility, and $54.5 million for payment of quarterly distributions to our Common Unitholders and our General Partner, partly offset by net proceeds of $47.1 million from a public offering of approximately 2.4 million Common Units in October 2000.

     On March 5, 1996, pursuant to a Senior Note Agreement (the "1996 Senior Note Agreement"), we issued $425.0 million of senior notes (the "1996 Senior Notes") with an annual interest rate of 7.54%. Our obligations under the 1996 Senior Note Agreement are unsecured and rank on an equal and ratable basis with our obligations under the 2002 Senior Note Agreement and the Revolving Credit Agreement discussed below. Under the terms of the 1996 Senior Note Agreement, we became obligated to pay the principal on the 1996 Senior Notes in equal annual payments of $42.5 million starting July 1, 2002, with the last such payment due June 30, 2011. On July 1,

2002, we received net proceeds of $42.5 million from the issuance of 7.37% Senior Notes due June, 2012 (the "2002 Senior Notes") and used the funds to pay the first annual principal payment of $42.5 million due under the 1996 Senior Note Agreement. Our obligations under the agreement governing the 2002 Senior Notes (the "2002 Senior Note Agreement") are unsecured and rank on an equal and ratable basis with our obligations under the 1996 Senior Note Agreement and the Revolving Credit Agreement. Rather than refinance the second annual principal payment of $42.5 million due under the 1996 Senior Note Agreement, we elected to repay this principal payment on June 30, 2003.

     Our previous Revolving Credit Agreement, which provided a $75.0 million working capital facility and a $50.0 million acquisition facility, was scheduled to mature on May 31, 2003. On May 8, 2003, we completed the Second Amended and Restated Credit Agreement (the "Revolving Credit Agreement") which extends the previous Revolving Credit Agreement until May 31, 2006. The Revolving Credit Agreement provides a $75.0 million working capital facility and an acquisition facility of $25.0 million. Borrowings under the Revolving Credit Agreement bear interest at a rate based upon either LIBOR plus a margin, Wachovia National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from 0.375% to 0.50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. These terms are substantially the same as the terms under the previous Revolving Credit Agreement. In connection with the completion of the Revolving Credit Agreement, we repaid $21.0 million of outstanding borrowings under the Revolving Credit Agreement. On June 19, 2003, we repaid the remaining outstanding balance of $25.0 million under the Revolving Credit Agreement. As of September 27, 2003 there were no borrowings outstanding under the Revolving Credit Agreement. As of September 28, 2002, $46.0 million was outstanding under the acquisition facility of the previous Revolving Credit Agreement and there were no borrowings under the working capital facility.

     The 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement contain various restrictive and affirmative covenants applicable to our Operating Partnership, including (a) maintenance of certain financial tests, including, but not limited to, a leverage ratio of less than
5.0 to 1 and an interest coverage ratio in excess of 2.5 to 1 using EBITDA in such ratio calculations, (b) restrictions on the incurrence of additional indebtedness, and (c) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. During December 2002, we amended the 1996 Senior Note Agreement to (i) eliminate an adjusted net worth financial test to be consistent with the 2002 Senior Note Agreement and Revolving Credit Agreement, and (ii) require a leverage ratio of less than 5.25 to 1 when the underfunded portion of our pension obligations is used in the computation of the ratio. We were in compliance with all covenants and terms of all of our debt agreements as of September 27, 2003 and at the end of each fiscal quarter for all periods presented.

     We will make distributions in an amount equal to all of our Available Cash, as defined in the Second Amended and Restated Partnership Agreement, approximately 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. The Board of Supervisors reviews the level of Available Cash on a quarterly basis based upon information provided by management. During each of the first three quarters of fiscal 2003, we paid distributions to our Common Unitholders of $0.5750 per Common Unit. On July 24, 2003, the Board of Supervisors declared a $0.05 annualized increase in the quarterly distribution from $0.5750 per Common Unit to $0.5875 per Common Unit, or $2.35 on an annualized basis, for the third quarter of fiscal 2003, which was paid on August 12, 2003. On October 23, 2003, the Board of Supervisors declared a quarterly distribution of $0.5875 per Common Unit for the fourth quarter of fiscal 2003, which was paid on November 10, 2003 to holders of record on November 3, 2003.

     Quarterly distributions include Incentive Distribution Rights ("IDRs") payable to the General Partner to the extent the quarterly distribution exceeds $0.55 per Common Unit. The IDRs represent an incentive for the General Partner (which is owned by our management) to increase the distributions to Common Unitholders in excess of the $0.55 per Common Unit. With regard to the first $0.55 of the Common Unit distribution, 98.29% of the Available Cash is distributed to the Common Unitholders and 1.71% is distributed to the General Partner

(98.11% and 1.89%, respectively, prior to our June 2003 public offering). With regard to the balance of the Common Unit distributions paid, 85% of the Available Cash is distributed to the Common Unitholders and 15% is distributed to the General Partner.

     As discussed above, the results of operations for the fiscal year ended September 27, 2003 were impacted by generally colder average temperatures compared to fiscal 2002 across much of the United States, a challenging commodity price and supply environment and the sustained economic recession. Our results of operations were favorably impacted by a return to more normal weather patterns, particularly in the east, and our continued focus on managing our cost structure; despite the negative effects of unseasonably warm weather in the west and the economy. In addition, our product supply and risk management activities helped to ensure adequate supply and to mitigate the impact of propane price volatility during a period of uncertainty surrounding the situation in Iraq and other oil producing nations. We took several steps during fiscal 2003 to further strengthen our balance sheet and improve our leverage, highlighted by the successful completion during the third quarter of a follow-on public offering of approximately 2.6 million Common Units and the repayment of $88.9 million of debt. The lower debt levels resulted in approximately $2.0 million lower interest expense in fiscal 2003 compared to the prior year.

     Our anticipated cash requirements for fiscal 2004 include maintenance and growth capital expenditures of approximately $19.0 million for the repair and replacement of property, plant and equipment, approximately $30.0 million of interest payments on the 1996 Senior Notes, the 2002 Senior Notes and the Revolving Credit Agreement and a principal payment of $42.5 million due on June 30, 2004 under the 1996 Senior Note Agreement. In addition, assuming distributions remain at the current level, we will be required to pay approximately $65.8 million in distributions to Common Unitholders and the General Partner during fiscal 2004. Based on our current estimate of our cash position, availability under the Revolving Credit Agreement (unused borrowing capacity under the working capital facility of $69.5 million at September 27,
2003) and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

     In connection with the pending acquisition of the assets and operations of Agway Energy, we expect to close the acquisition upon completion of the auction process, final approval of the acquisition by the Bankruptcy Court and necessary regulatory approvals. At present, we plan to fund the $206.0 million purchase price and related acquisition costs and expenses with capital markets financings. In the interim, we have obtained a commitment from established investment banking institutions to provide a $210.0 million 364-day facility to fund all or a portion of the purchase price. If we draw on this facility, it would bear interest at a floating rate and, at our option, may be converted at maturity into a 9-year term loan. If the facility were drawn, we would seek to arrange for other permanent financing to repay the facility at our earliest opportunity, possibly through one or more offerings of equity or debt securities. Following consummation of the acquisition, we believe that we will have sufficient cash flow from operating activities and availability under our Revolving Credit Agreement to fund the incremental cash requirements and to fund incremental working capital needs of the Agway Energy business for the forseeable future.

PENSION PLAN ASSETS

     While our pension asset portfolio experienced significantly improved asset returns in fiscal 2003, the funded status of our defined benefit pension plan continues to be impacted by the low interest rate environment affecting the actuarial value of the projected benefit obligations, as well as the cumulative impact of prior losses particularly during 2002 and 2001. As a result, the projected benefit obligation as of September 27, 2003 exceeded the market value of pension plan assets by $42.1 million, which improved $11.1 million compared to the $53.2 million underfunded position at the end of the prior year. The improvement in the funded status compared to fiscal 2002 has also resulted in a favorable adjustment of $5.0 million to accumulated other comprehensive
(loss)/income, a component of partners' capital, at the end of fiscal 2003. Therefore, the cumulative reduction to partners' capital amounted to $80.1 million on the consolidated balance sheet at September 27, 2003 compared to the cumulative reduction of $85.1 million as of September 28, 2002. The cumulative reduction to partners' capital is attributable to the level of unrealized losses experienced on our pension assets over the past three years and represent non-cash charges to our partners' capital with no impact on the results of operations for the fiscal year ended September 27, 2003. Our defined benefit pension plan was frozen to new participants effective January 1, 2000 and, in furtherance of our effort to minimize future increases in the benefit obligations, effective January 1, 2003 all future service credits were eliminated.

     For purposes of computing the actuarial valuation of projected benefit obligations, we reduced the discount rate assumption from 6.75% as of September 28, 2002 to 6.0% as of September 27, 2003 to reflect an estimate of current market expectations related to long term interest rates. Additionally, we reduced the expected long-term rate of return on plan assets assumption from 8.5% as of September 28, 2002 to 7.75% as of September 27, 2003 based on the current investment mix of our pension asset portfolio and historical asset performance. There were no minimum funding requirements for the defined benefit pension plan during fiscal 2003, 2002 or 2001. However, in an effort to proactively address our funded status we elected to make a voluntary contribution of $10.0 million to our defined benefit pension plan during the fourth quarter of fiscal 2003, thus improving our funded status. This voluntary contribution, coupled with improved asset returns in our pension asset portfolio during fiscal 2003, offset the negative effects on the funded status of further declines in the interest rate environment. There can be no assurances that future declines in capital markets, or interest rates, will not have an adverse impact on our results of operations or cash flow.

LONG-TERM DEBT OBLIGATIONS AND OPERATING LEASE OBLIGATIONS

CONTRACTUAL OBLIGATIONS

     Long-term debt obligations and future minimum rental commitments under noncancelable operating lease agreements as of September 27, 2003 are due as follows (amounts in thousands):


                                Fiscal           Fiscal           Fiscal           Fiscal           2008 and
                                 2004             2005             2006             2007           thereafter          Total
                            ----------------  --------------   -------------   ---------------   ---------------   --------------

Long-term debt                     $ 42,911        $ 42,940        $ 42,975          $ 42,500         $ 212,500         $ 383,826
Operating leases                     17,796          12,868           9,959             5,860             6,410            52,893
    Total long-term debt
      obligations and       ----------------  --------------   -------------   ---------------   ---------------   --------------
      lease commitments            $ 60,707        $ 55,808        $ 52,934          $ 48,360         $ 218,910         $ 436,719
                            ================  ==============   =============   ===============   ===============   ==============

Additionally, we have standby letters of credit in the aggregate amount of $35.4 million, in support of retention levels under our casualty insurance programs and certain lease obligations, which expire on March 1, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

OPERATING LEASES

     We lease certain property, plant and equipment for various periods under noncancelable operating leases, including all of our railroad tank cars, approximately 70% of our vehicle fleet, approximately 30% of our customer service centers and portions of our information systems equipment. Rental expense under operating leases was $24.3 million, $24.0 million and $23.4 million for the years ended September 27, 2003, September 28, 2002 and September 29, 2001, respectively. Future minimum rental commitments under noncancelable operating lease agreements as of September 27, 2003 are presented in the immediately preceding table.

GUARANTEES

     Financial Accounting Standards Board ("FASB") Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," expands the existing disclosure requirements for guarantees and requires recognition of a liability for the fair value of guarantees issued after December 31, 2002. We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2009. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $14.4 million. Of this amount, the fair value of residual value guarantees for operating leases entered into after December 31, 2002 was $2.1 million which is reflected in other liabilities, with a corresponding amount included within other assets, in the accompanying consolidated balance sheet as of September 27, 2003.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. We will apply the provisions of this standard on an ongoing basis, as applicable.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is, in general, effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously required to be classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for our fourth quarter in fiscal 2003. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 addresses consolidation by business enterprises of variable interest entities that meet certain characteristics. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to variable interest entities created before February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date for applying certain provisions of FIN 46 and in November 2003, issued an exposure draft which would amend certain provisions of FIN 46. As a result of the latest exposure draft, we are currently evaluating the impact, if any, that FIN 46 or any future amendment may have on our financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 27, 2003, we were a party to propane forward and option contracts with various third parties and futures traded on the New York Mercantile Exchange (the "NYMEX"). Futures and forward contracts require that we sell or acquire propane at a fixed price at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane at a specified price during a specified time period; the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of propane to the respective party or are settled by the payment of a net amount equal to the difference between the then current price of propane and the fixed contract price. The contracts are entered into in anticipation of market movements and to manage and hedge exposure to fluctuating propane prices, as well as to help ensure the availability of propane during periods of high demand.

     Market risks associated with the trading of futures, options and forward contracts are monitored daily for compliance with our trading policy which includes volume limits for open positions. Open inventory positions are reviewed and managed daily as to exposures to changing market prices.

MARKET RISK

     We are subject to commodity price risk to the extent that propane market prices deviate from fixed contract settlement amounts. Futures traded with brokers on the NYMEX require daily cash settlements in margin accounts. Forward and option contracts are generally settled at the expiration of the contract term either by physical delivery or through a net settlement mechanism.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     We account for derivative instruments in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149. All derivative instruments are reported on the balance sheet, within other current assets or other current liabilities, at their fair values. On the date that futures, forward and option contracts are entered into, we make a determination as to whether the derivative instrument qualifies for designation as a hedge. Prior to March 31, 2002, we determined that our derivative instruments did not qualify as hedges and, as such, the changes in fair values were recorded in income. Beginning with contracts entered into subsequent to March 31, 2002, a portion of the derivative instruments entered into have been designated and qualify as cash flow hedges. For derivative instruments designated as cash flow hedges, we formally assess, both at the hedge contract's inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive
(loss)/income ("OCI") to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of products sold immediately. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings. Fair values for forward contracts and futures are derived from quoted market prices for similar instruments traded on the NYMEX.

     At September 27, 2003, the fair value of derivative instruments described above resulted in derivative assets of $0.6 million included within prepaid expenses and other current assets and derivative liabilities of $1.7 million included within other current liabilities. For the year ended September 27, 2003 operating expenses include unrealized (non-cash) losses of $1.5 million compared to unrealized (non-cash) gains of $5.4 million for the year ended September 28, 2002, attributable to the change in the fair value of derivative instruments not designated as hedges. At September 27, 2003, unrealized gains on derivative instruments designated as cash flow hedges in the amount of $1.1 million were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities market, the corresponding value in OCI is subject to change prior to its impact on earnings.

SENSITIVITY ANALYSIS

     In an effort to estimate our exposure to unfavorable market price changes in propane related to our open positions under derivative instruments, we developed a model that incorporates the following data and assumptions:

     A. The actual fixed contract price of open positions as of September 27, 2003 for each of the future periods.

     B. The estimated future market prices for futures and forward contracts as of September 27, 2003 as derived from the NYMEX for traded propane futures for each of the future periods.

     C. The market prices determined in B. above were adjusted adversely by a hypothetical 10% change in the future periods and compared to the fixed contract settlement amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

     Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for each of the future months for which a future, forward and/or option contract exists indicate either a reduction in potential future gains or potential losses in future earnings of $3.3 million and $0.7 million, as of September 27, 2003 and September 28, 2002, respectively. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

     As of September 27, 2003, our open position portfolio reflected a net long position (purchase) aggregating $19.2 million.

     The average posted price of propane on November 21, 2003 at Mont Belvieu, Texas (a major storage point) was 55.63 cents per gallon as compared to 50.75 cents per gallon on September 27, 2003, representing a 9.6% increase.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Consolidated Financial Statements and the Report of Independent Auditors thereon and the Supplemental Financial Information listed on the accompanying Index to Financial Statement Schedule are included herein.

SELECTED QUARTERLY FINANCIAL DATA

     Due to the seasonality of the retail propane business, our first and second quarter revenues and earnings are consistently greater than third and fourth quarter results. The following presents our selected quarterly financial data for the last two fiscal years (unaudited; in thousands, except per unit amounts).



                                                        First           Second          Third           Fourth          Total
                                                       Quarter         Quarter         Quarter         Quarter           Year
                                                     -------------- --------------- --------------- --------------- ---------------
Fiscal 2003
-----------
Revenues                                                 $ 204,469       $ 295,435       $ 146,171       $ 125,604       $ 771,679
Income/(loss) before interest
   expense and income taxes (a)                             32,240          64,815          (3,598)        (13,440)         80,017
Income/(loss) from continuing operations (a)                23,254          55,902         (12,014)        (20,956)         46,186
Discontinued operations:
     Gain on sale of customer service centers (b)                -           2,404              79               -           2,483
Net income/(loss) (a)                                       23,254          58,306         (11,935)        (20,956)         48,669
Income/(loss) from continuing operations per
     common unit - basic                                      0.92            2.21           (0.47)          (0.75)           1.78
Net income/(loss) per  common
   unit - basic (c)                                           0.92            2.31           (0.47)          (0.75)           1.87
Net income/(loss) per common
   unit - diluted (c)                                         0.92            2.30           (0.47)          (0.75)           1.86
Cash provided by/(used in):
   Operating activities                                      8,378          14,988          45,557         (11,623)         57,300
   Investing activities                                     (2,561)          3,235          (1,205)         (4,328)         (4,859)
   Financing activities                                    (14,591)        (14,533)         10,655         (59,162)        (77,631)

EBITDA (d)                                                $ 39,213        $ 74,019         $ 3,198        $ (6,410)      $ 110,020
Retail gallons sold                                        139,934         182,956          89,600          78,961         491,451

Fiscal 2002
-----------
Revenues                                                 $ 181,864       $ 235,887       $ 137,635       $ 109,719       $ 665,105
Gain on sale of storage facility                                 -           6,768               -               -           6,768
Income/(loss) before interest
   expense and income taxes (a)                             29,805          71,071          (2,499)         (8,825)         89,552
Net income/(loss) (a)                                       20,613          61,901         (11,028)        (17,962)         53,524
Net income/(loss) per  common
   unit - basic (c)                                           0.82            2.46           (0.44)          (0.71)           2.12
Net income/(loss) per common
   unit - diluted (c)                                         0.82            2.45           (0.44)          (0.71)           2.12
Cash provided by/(used in):
   Operating activities                                      3,421          32,701          29,906           2,747          68,775
   Investing activities                                     (4,018)          4,034          (3,213)         (3,654)         (6,851)
   Financing activities                                    (14,168)        (14,168)        (14,186)        (14,941)        (57,463)

EBITDA (d)                                                $ 37,061        $ 78,146         $ 4,549        $ (1,849)      $ 117,907
Retail gallons sold                                        123,958         168,621          86,730          76,679         455,988




(a) These amounts include, in addition to the gain on sale of customer service centers and the gain on sale of storage facility, gains from the disposal of property, plant and equipment of $0.6 million for fiscal 2003 and $0.5 million for fiscal 2002.

(b) Gain on sale of customer service centers consists of five customer service centers we sold during the second quarter of fiscal 2003 for total cash proceeds of approximately $5.6 million and four customer service centers we sold during the third quarter of fiscal 2003 for total cash proceeds of approximately $1.6 million. We recorded a gain on sale in the second and third quarters of approximately $2.4 million and $0.1 million, respectively, which have been accounted for within discontinued operations pursuant to SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Prior period results of operations attributable to these nine customer service centers were not significant and, as such, prior period results have not been reclassified to remove financial results from continuing operations.

(c) Basic net income per Common Unit is computed by dividing net income, after deducting our general partner's interest, by the weighted average number of outstanding Common Units. Diluted net income per Common Unit is computed by dividing net income, after deducting our general partner's approximate 2% interest, by the weighted average number of outstanding Common Units and time vested restricted units granted under our 2000 Restricted Unit Plan.

(d) EBITDA represents net income/(loss) before deducting interest expense, income taxes, depreciation and amortization. Our management uses EBITDA as a measure of liquidity and we are including it because we believe that it provides our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. Moreover, our senior note agreements and our revolving credit agreement require us to use EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA is not a recognized term under generally accepted accounting principles ("GAAP") and should not be considered as an alternative to net income/(loss) or net cash provided by operating activities determined in accordance with GAAP. Because EBITDA as determined by us excludes some, but not all, items that affect net income/(loss), it may not be comparable to EBITDA or similarly titled measures used by other companies. The following table sets forth (i) our calculation of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities (amounts in thousands):





                                                          First          Second            Third          Fourth           Total
                                                         Quarter         Quarter          Quarter         Quarter           Year
                                                     -------------- --------------- --------------- --------------- ---------------
Fiscal 2003
-----------
Net income / (loss)                                     $ 23,254        $ 58,306        $ (11,935)      $ (20,956)        $ 48,669
Add:
    Provision / (benefit) for income taxes                   130              37              (64)             99              202
    Interest expense, net                                  8,856           8,876            8,480           7,417           33,629
    Depreciation and amortization                          6,973           6,800            6,717           7,030           27,520
                                                 ---------------- --------------- ---------------- --------------- ----------------
EBITDA                                                    39,213          74,019            3,198          (6,410)         110,020
                                                 ---------------- --------------- ---------------- --------------- ----------------
Add / (subtract):
    (Provision) / benefit for income taxes                  (130)            (37)              64             (99)            (202)
    Interest expense, net                                 (8,856)         (8,876)          (8,480)         (7,417)         (33,629)
    Gain on disposal of property, plant and
         equipment, net                                     (346)             26             (166)           (150)            (636)
    Gain on sale of customer service centers                   -          (2,404)             (79)              -           (2,483)
    Changes in working capital and other
         assets and liabilities                          (21,503)        (47,740)          51,020           2,453          (15,770)
                                                 ---------------- --------------- ---------------- --------------- ----------------
Net cash provided by/(used in)
    Operating activities                                 $ 8,378        $ 14,988         $ 45,557       $ (11,623)        $ 57,300
                                                 ================ =============== ================ =============== ================
    Investing activities                                $ (2,561)        $ 3,235         $ (1,205)       $ (4,328)        $ (4,859)
                                                 ================ =============== ================ =============== ================
    Financing activities                               $ (14,591)      $ (14,533)        $ 10,655       $ (59,162)       $ (77,631)
                                                 ================ =============== ================ =============== ================




                                                          First          Second            Third          Fourth           Total
                                                         Quarter         Quarter          Quarter         Quarter           Year
                                                     -------------- --------------- --------------- --------------- ---------------
Fiscal 2002
-----------
Net income / (loss)                                    $ 20,613        $ 61,901        $ (11,028)      $ (17,962)        $ 53,524
Add:
    Provision for income taxes                              138             190              190             185              703
    Interest expense, net                                 9,054           8,980            8,339           8,952           35,325
    Depreciation and amortization                         7,256           7,075            7,048           6,976           28,355

                                                ---------------- --------------- ---------------- --------------- ----------------
EBITDA                                                   37,061          78,146            4,549          (1,849)         117,907
                                                ---------------- --------------- ---------------- --------------- ----------------
Add / (subtract):
    Provision for income taxes                             (138)           (190)            (190)           (185)            (703)
    Interest expense, net                                (9,054)         (8,980)          (8,339)         (8,952)         (35,325)
    Gain on disposal of property, plant and
         equipment, net                                     (13)           (263)              63            (333)            (546)
    Gain on sale of storage facility                          -          (6,768)               -               -           (6,768)
    Changes in working capital and other
         assets and liabilities                         (24,435)        (29,244)          33,823          14,066           (5,790)
                                                ---------------- --------------- ---------------- --------------- ----------------
Net cash provided by/(used in)
    Operating activities                                $ 3,421        $ 32,701         $ 29,906         $ 2,747         $ 68,775
                                                ================ =============== ================ =============== ================
    Investing activities                               $ (4,018)        $ 4,034         $ (3,213)       $ (3,654)        $ (6,851)
                                                ================ =============== ================ =============== ================
    Financing activities                              $ (14,168)      $ (14,168)       $ (14,186)      $ (14,941)       $ (57,463)
                                                ================ =============== ================ =============== ================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 9A. CONTROLS AND PROCEDURES

     Our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 27, 2003. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 27, 2003, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Annual Report is made known to them by others on a timely basis. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ending September 27, 2003 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

PARTNERSHIP MANAGEMENT

     Our Second Amended and Restated Partnership Agreement (the "Partnership Agreement") provides that all management powers over our business and affairs are exclusively vested in our Board of Supervisors and, subject to the direction of the Board of Supervisors, our officers. No Unitholder has any management power over our business and affairs or actual or apparent authority to enter into contracts on behalf of, or to otherwise bind, us. Three independent Elected Supervisors and two Appointed Supervisors serve on the Board of Supervisors pursuant to the terms of the Partnership Agreement. The Elected Supervisors are voted on by the Unitholders to serve a term of three years. The Appointed Supervisors are appointed by our General Partner.

     The three Elected Supervisors serve on the Audit Committee with the authority to review, at the request of the Board of Supervisors, specific matters as to which the Board of Supervisors believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the Board of Supervisors is fair and reasonable to us. Under the Partnership Agreement, any matters approved by the Audit Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our General Partner or the Board of Supervisors of any duties they may owe us or the Unitholders. The primary function of the Audit Committee is to assist the Board of Supervisors in fulfilling its oversight responsibilities relating to the establishment of accounting policies; preparation of financial statements; integrity of financial reporting; compliance with applicable laws, regulations and policies; independence and performance of the internal auditor and independent accountants and findings of both the internal auditor and independent accountants.

     The Board of Supervisors has determined that all three members of the Audit Committee, John Hoyt Stookey, Harold R. Logan, Jr. and Dudley C. Mecum, are audit committee financial experts and are independent of management, as defined in Item 7(d)(3)(iv) of Schedule 14A.

BOARD OF SUPERVISORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The following table sets forth certain information with respect to the members of the Board of Supervisors and our executive officers as of November 21, 2003. Officers are elected for one-year terms and Supervisors are elected or appointed for three-year terms.


                                                                   Position With the
     Name                                    Age                   Partnership
----------------------------------------    -----      ---------------------------------------------------------
Mark A. Alexander.......................     45        President and Chief Executive Officer;  Member of the
                                                         Board of Supervisors (Appointed Supervisor)
Michael J. Dunn, Jr.....................     54        Senior Vice President - Corporate Development;
                                                         Member of the Board of Supervisors (Appointed Supervisor)
David R. Eastin.........................     45        Senior Vice President and Chief Operating Officer
Robert M. Plante........................     55        Vice President and Chief Financial Officer
Jeffrey S. Jolly........................     51        Vice President and Chief Information Officer
Michael M. Keating......................     50        Vice President - Human Resources and Administration
Janice G. Meola.........................     37        Vice President, General Counsel and Secretary
A. Davin D'Ambrosio.....................     39        Treasurer
Michael A. Stivala......................     34        Controller
John Hoyt Stookey.......................     73        Member of the Board of Supervisors
                                                         (Chairman and Elected Supervisor)
Harold R. Logan, Jr.....................     59        Member of the Board of Supervisors  (Elected Supervisor)
Dudley C. Mecum.........................     68        Member of the Board of Supervisors  (Elected Supervisor)
Mark J. Anton...........................     77        Supervisor Emeritus


     Mr. Alexander has served as President and Chief Executive Officer since October 1996 and as an Appointed Supervisor since March 1996. He was Executive Vice Chairman and Chief Executive Officer from March through October 1996. From 1989 until joining the Partnership, Mr. Alexander was an officer of Hanson Industries (the United States management division of Hanson plc), most recently Senior Vice President - Corporate Department. Mr. Alexander serves as Chairman of the Board of Managers of the General Partner. He is a member of the Executive Committee of the National Propane Gas Association.

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

     Mr. Plante has served as a Vice President since October 1999 and became Vice President and Chief Financial Officer in November 2003. He was Vice President - Finance from March 2001 until November 2003 and Treasurer from March 1996 through October 2002. Mr. Plante held various financial and managerial positions with predecessors of the Partnership from 1977 until 1996.

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

     Ms. Meola has served as Vice President, General Counsel and Secretary since November 2003. From May 1999 until November 2003, Ms. Meola served as General Counsel and Secretary. She was Counsel from July 1998 to May 1999 and Associate Counsel from September 1996, when she joined the Partnership, until July 1998.

     Mr. Stivala has served as Controller since December 2001. From 1991 until joining the Partnership, he held several positions with PricewaterhouseCoopers LLP, most recently as Senior Manager in the Assurance practice. Mr. Stivala is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

     Mr. Stookey has served as an Elected Supervisor and Chairman of the Board of Supervisors since March 1996. From 1986 until September 1993, he was the Chairman, President and Chief Executive Officer of Quantum and served as non-executive Chairman and a director of Quantum from its acquisition by Hanson plc in September 1993 until October 1995. Mr. Stookey is a non-executive Chairman of Per Scholas Inc.

     Mr. Logan has served as an Elected Supervisor since March 1996. He is a Director and Chairman of the Finance Committee of the Board of Directors of TransMontaigne Inc., which provides logistical services (i.e. pipeline, terminaling and marketing) to producers and end-users of refined petroleum products. From 1995 to 2002, Mr. Logan was Executive Vice President/Finance, Treasurer and a Director of TransMontaigne Inc. From 1987 to 1995, Mr. Logan served as Senior Vice President of Finance and a Director of Associated Natural Gas Corporation, an independent gatherer and marketer of natural gas, natural gas liquids and crude oil. Mr. Logan is also a Director of The Houston
Exploration  Company,  Graphic  Packaging,  Inc. and Rivington Capital Advisors,
LLC.

     Mr. Mecum has served as an Elected Supervisor since June 1996. He has been a managing director of Capricorn Holdings, LLC (a sponsor of and investor in leveraged buyouts) since June 1997. Mr. Mecum was a partner of G.L. Ohrstrom & Co. (a sponsor of and investor in leveraged buyouts) from 1989 to June 1996. Mr. Mecum is a director of Lyondell, Dyncorp, CitiGroup and Mrs. Fields Famous Brands, Inc.

     Mr. Anton has served as Supervisor Emeritus of the Board of Supervisors since January 1999. He is a former President, Chief Executive Officer and Chairman of the Board of Directors of Suburban Propane Gas Corporation, a predecessor of the Partnership, and a former Executive Vice President of Quantum.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors and executive officers to file initial reports of ownership and reports of changes in ownership of our Common Units with the Securities and Exchange Commission.
Directors, executive officers and ten percent Unitholders are required to furnish the Partnership with copies of all Section 16(a) forms that they file. Based on a review of these filings, we believe that all such filings were made timely during fiscal 2003.

CODE OF ETHICS

     We have adopted a code of ethics that applies to our senior executive team, including our principal executive officer, principal financial officer and principal accounting officer. Copies of our code of ethics are available without charge from our website at www.suburbanpropane.com or upon written request directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206. Any amendments to, or waivers from, provisions of this code of ethics that apply to our principal executive officer, principal financial officer and principal accounting officer will be posted on our website.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth a summary of all compensation awarded or paid to or earned by our chief executive officer and our four other most highly compensated executive officers for services rendered to us during each of the last three fiscal years.



                                                                      Annual Compensation
                                                                  --------------------------         LTIP           All Other
Name and Principal Position                         Year            Salary          Bonus(1)        Payout       Compensation(2)
---------------------------                         ----          ----------        --------        -------      ---------------
Mark A. Alexander                                   2003          $450,000          $192,150              -          $167,037
President and Chief Executive Officer               2002           450,000           157,500         25,382           158,513
                                                    2001           450,000           450,000          7,141           166,371

Michael J. Dunn, Jr.                                2003           280,000           101,626         27,403            95,695
Sr. Vice President - Corporate Development          2002           275,000            81,813         12,135            85,956
                                                    2001           260,000           221,000          3,414            89,321

David R. Eastin                                     2003           265,000            96,182              -            91,721
Senior Vice President and                           2002           260,000            77,350          2,018            81,984
  Chief Operating Officer                           2001           240,000           204,000              -            84,362

Robert M. Plante                                    2003           180,000            46,116              -            39,038
Vice President and Chief Financial Officer          2002           175,000            45,625          3,807            32,938
                                                    2001           150,000            75,000          1,071            35,169

Jeffrey S. Jolly                                    2003           182,500            38,964         10,366            50,443
Vice President and Chief Information Officer        2002           177,500            31,063          4,600            41,414
                                                    2001           170,000            85,000          1,294            47,660



(1)  Bonuses are reported for the year earned, regardless of the year paid.

(2) For Mr. Alexander, this amount includes the following: $3,000 under the Retirement Savings and Investment Plan; $1,200 in administrative fees under the Cash Balance Pension Plan; $135,000 awarded under the Long-Term Incentive Plan; and $27,837 for insurance. For Mr. Dunn, this amount includes the following: $3,000 under the Retirement Savings and Investment Plan; $1,200 in administrative fees under the Cash Balance Pension Plan; $71,400 awarded under the Long-Term Incentive Plan; and $20,095 for insurance. For Mr. Eastin, this amount includes the following: $3,000 under the Retirement Savings and Investment Plan; $1,200 in administrative fees under the Cash Balance Pension Plan; $67,575 awarded under the Long-Term Incentive Plan; and $19,946 for insurance. For Mr. Plante, this amount includes the following: $2,700 under the Retirement Savings and Investment Plan; $1,200 in administrative fees under the Cash Balance Pension Plan; $32,400 awarded under the Long-Term Incentive Plan; and $2,738 for insurance. For Mr. Jolly, this amount includes the following: $2,738 under the Retirement Savings and Investment Plan; $1,200 in administrative fees under the Cash Balance Pension Plan; $27,375 awarded under the Long-Term Incentive Plan; and $19,130 for insurance.

RETIREMENT BENEFITS

     The following table sets forth the annual benefits upon retirement at age 65 in 2003, without regard to statutory maximums, for various combinations of final average earnings and lengths of service which may be payable to Messrs. Alexander, Dunn, Eastin, Plante and Jolly under the Pension Plan for Eligible Employees of the Operating Partnership and its Subsidiaries and/or the Suburban Propane Company Supplemental Executive Retirement Plan. Each such plan has been assumed by the Partnership and each such person will be credited for service earned under such plan to date. Messrs. Alexander, Dunn, and Eastin have 7 years, 6 years and 4 years, respectively, under both plans. For vesting purposes, however, Mr. Alexander has 19 years combined service with the Partnership and his prior service with Hanson Industries. Messrs. Plante and Jolly have 26 years and 6 years, respectively, under the Pension Plan. Benefits under the Pension Plan are limited to IRS statutory maximums for defined benefit plans. Currently, the statutory maximum for defined benefit plan is $200,000.



                                            Pension Plan
                        Annual Benefit for Years of Credited Service Shown (1,2,3,4,5,6)
Average
Earnings                 5 Yrs.       10 Yrs.        15 Yrs.       20 Yrs.      25 Yrs.       30 Yrs.       35 Yrs.
--------                 ------       -------        -------       -------      -------       -------       -------
    $100,000              7,888        15,775         23,663        31,551       39,438        47,326        55,214
    $200,000             16,638        33,275         49,913        66,551       83,188        99,826       116,464
    $300,000             25,388        50,775         76,163       101,551      126,938       152,326       177,714
    $400,000             34,138        68,275        102,413       136,551      170,688       204,826       238,964
    $500,000             42,888        85,775        128,663       171,551      214,438       257,326       300,214


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

3 Effective January 1, 1998, the Plan was amended to a cash balance benefit formula for current and future Plan participants. Initial account balances were established based upon the actuarial equivalent value of the accrued December 31, 1997 prior plan benefit. Annual interest credits and pay-based credits will be credited to this account. The 2002 pay-based credits for Messrs. Alexander, Dunn, Eastin, Plante and Jolly are 3.0%, 2.0%, 1.5%, 10.0% and 2.0%, respectively. Participants as of December 31, 1997 will receive the greater of the cash balance benefit and the prior plan benefit through the year 2002. The Plan was amended effective January 1, 2000. Pursuant to this amendment, individuals who are hired or rehired on or after January 1, 2000 are not eligible to participate in the Plan.

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

5 Effective January 1, 2003, all future pay-based credits as determined under the cash balance benefit formula were discontinued. Interest credits continue to be applied based on the five-year U.S. Treasury bond rate in effect during the preceding November, plus one percent.

6 Effective January 1, 2003 the annual benefits accrued by Messrs. Alexander, Dunn and Eastin pursuant to the Supplemental Executive Retirement Plan (in excess of the statutory limitations governing the Pension Plan) were, in the aggregate, approximately $100,000.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     We have adopted a non-qualified, unfunded supplemental retirement plan known as the Supplemental Executive Retirement Plan (the "SERP"). The purpose of the SERP is to provide certain executive officers with a level of retirement income from us, without regard to statutory maximums, including the IRS limitation for defined benefit plans. Effective January 1, 1998, the Pension Plan for Eligible Employees of Suburban Propane, L.P. (the "Qualified Plan") was amended and restated as a cash balance plan. In light of the conversion of the Qualified Plan to a cash balance formula, the SERP has been amended and restated effective January 1, 1998. The annual Retirement Benefit under the SERP represents the amount of Annual Benefits that the participants in the SERP would otherwise be eligible to receive, calculated using the same pay based credits described under the Retirement Benefits section above, applied to the amount of Annual Compensation that exceeds the IRS statutory maximums for defined benefit plans which is currently $200,000. Messrs. Alexander, Dunn, and Eastin currently participate in the SERP.

     Effective January 1, 2003, the SERP was discontinued with a frozen benefit determined for Messrs. Alexander, Dunn and Eastin. Provided that the SERP requirements are met, Mr. Alexander will receive a monthly benefit of $6,031, Mr. Dunn will receive a monthly benefit of $347.30 and Mr. Eastin will receive a monthly benefit of $1,053.18. In the event of a change in control involving the Partnership, the SERP will terminate effective on the close of business 30 days following the change in control. Each participant will be deemed retired and will have his benefit determined as of the date the plan is terminated with payment of the benefit no later than 90 days after the change in control. Each participant will receive a lump sum payment equivalent to the present value of each participant's benefit payable under this plan utilizing the lesser of the prime rate of interest as published in the Wall Street Journal as of the date of the change of control or one percent, which ever is less, as the discount rate to determine the present value of accrued benefit.

LONG-TERM INCENTIVE PLAN

     We have adopted a non-qualified, unfunded long-term incentive plan for officers and key employees, effective October 1, 1997 (the "LTIP"). Payout of the LTIP will follow the normal vesting schedule of each participant. Awards are based on a percentage of base pay and are subject to the achievement of certain performance criteria, including our ability to earn sufficient funds and make cash distributions on our Common Units with respect to each fiscal year. Awards vest over time with one-third vesting at the beginning of years three, four, and five from the award date. We will terminate this plan effective September 30, 2004. Effective October 1, 2002 we adopted a new non-qualified, unfunded long-term incentive plan for officers and key employees. The new plan measures our performance as Total Return to Unitholders ("TRU") relative to a predetermined peer group, primarily composed of other Master Limited Partnerships, approved by our Compensation Committee. Awards are granted in three year performance cycles based on a quartile ranking of TRU compared to the peer group. Target awards for each participant are a percentage of base salary. Long-Term Incentive Plan awards earned in fiscal 2003 were as follows:


                                          Performance or
                                           Other Period
                               Award     Until Maturation              Potential Awards Under Plan
Name                          FY 2003       or Payout            Threshold         Target         Maximum
----                          -------       ---------            ---------         ------         -------

Mark A. Alexander             $135,000        3-5  Years           $  0            $135,000       $135,000
Michael J. Dunn, Jr.            71,400        3-5  Years              0              71,400         71,400
David R. Eastin                 67,575        3-5  Years              0              67,575         67,575
Robert M. Plante                32,400        3-5  Years              0              32,400         32,400
Jeffrey S. Jolly                27,375        3-5  Years              0              27,375         27,375


EMPLOYMENT AGREEMENT

     We entered into an employment agreement (the "Employment Agreement") with Mr. Alexander, which became effective March 5, 1996 and was amended October 23, 1997 and April 14, 1999.

     Mr. Alexander's Employment Agreement had an initial term of three years, and automatically renews for successive one-year periods, unless earlier terminated by us or by Mr. Alexander or otherwise terminated in accordance with the Employment Agreement. The Employment Agreement for Mr. Alexander provides for an annual base salary of $450,000 as of September 28, 2002 and provides for Mr. Alexander to earn a bonus up to 100% of annual base salary (the "Maximum Annual Bonus") for services rendered based upon certain performance criteria. The Employment Agreement also provides for the opportunity to participate in benefit plans made available to our other senior executives and senior managers. We also provide Mr. Alexander with term life insurance with a face amount equal to three times his annual base salary.

     For the purposes of this section "change of control" means the occurrence during the employment term of: (i) an acquisition of our Common Units or voting equity interests by any person other than the Partnership, the General Partner or any of our affiliates immediately after which such person beneficially owns more than 25% of the combined voting power of our then outstanding units: unless such acquisition was made by (a) us or our subsidiaries, or any employee benefit plan maintained by us, our Operating Partnership or any of our subsidiaries, or
(b) by any person in a transaction where (A) the existing holders prior to the transaction own at least 60% of the voting power of the entity surviving the transaction and (B) none of the Unitholders other than the Partnership, our subsidiaries, any employee benefit plan maintained by us, our Operating Partnership, or the surviving entity, or the existing beneficial owner of more than 25% of the outstanding units owns more than 25% of the combined voting power of the surviving entity (such transaction, Non-Control Transaction): (ii) approval by our partners of (a) merger, consolidation or reorganization involving the Partnership other than a Non-Control Transaction: (b) a complete liquidation or dissolution of the Partnership: or (c) the sale or other disposition of 50% or more of our net assets to any person (other than a transfer to a subsidiary).

     If a "change of control" of the Partnership occurs and within six months prior thereto or at any time subsequent to such change of control we terminate the Executive's employment without "cause" or the Executive resigns with "good reason" or the Executive terminates his employment during the six month period commencing on the six month anniversary and ending on the twelve month anniversary of a "change of control", then Mr. Alexander will be entitled to (i) a lump sum severance payment equal to three times the sum of his annual base salary in effect as of the date of termination and the Maximum Annual Bonus, and
(ii) medical benefits for three years from the date of such termination. The Employment Agreement provides that if any payment received by Mr. Alexander is subject to the 20% federal excise tax under Section 4999 of the Internal Revenue Code, the payment will be grossed up to permit Mr. Alexander to retain a net amount on an after-tax basis equal to what he would have received had the excise tax not been payable.

     Mr. Alexander also participates in the SERP, which provides retirement income which could not be provided under our qualified plans by reason of limitations contained in the Internal Revenue Code.

SEVERANCE PROTECTION PLAN FOR KEY EMPLOYEES

     Our officers and key employees are provided with employment protection following a "change of control" (the "Severance Protection Plan"). For the purposes of this section "change of control" means the occurrence during the employment term of: (i) an acquisition of our Common Units or voting equity interests by any person other than the Partnership, our General Partner or any of their affiliates immediately after which such person beneficially owns more than 25% of the combined voting power of our then outstanding units: unless such acquisition was made by (a) us or our subsidiaries, or any employee benefit plan maintained by us, our Operating Partnership or any of our subsidiaries, or (b) by any person in a transaction where (A) the existing holders prior to the transaction own at least 60% of the voting power of the entity surviving the transaction and (B) none of the

Unitholders other than the Partnership, our subsidiaries, any employee benefit plan maintained by us, our Operating Partnership, or the surviving entity, or the existing beneficial owner of more than 25% of the outstanding units owns more than 25% of the combined voting power of the surviving entity (such transaction a "Non-Control Transaction"): (ii) approval by our partners of (a) merger, consolidation or reorganization involving the Partnership other than a Non-Control Transaction: (b) a complete liquidation or dissolution of the
Partnership: or (c) the sale or other disposition of 50% or more of our net assets to any person (other than a transfer to a subsidiary).

     The Severance Protection Plan provides for severance payments equal to sixty-five (65) weeks of base pay and target bonuses for such officers and key employees following a "change of control" and termination of employment. This group comprises approximately forty-three (43) individuals. Pursuant to their severance protection agreements, Messrs. Dunn, Eastin, Plante and Jolly, as our executive officers, have been granted severance protection payments of seventy-eight (78) weeks of base pay and target bonuses following a "change in control" and termination of employment in lieu of participation in the Severance Protection Plan. Our Compensation Committee has also granted severance protection payments of seventy-eight (78) weeks to four other executive officers who do not participate in the Severance Protection Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     Compensation of our executive officers is determined by the Compensation Committee of our Board of Supervisors. The Compensation Committee is comprised of Messrs. Stookey, Mecum and Logan, none of whom are our officers or employees.

COMPENSATION OF SUPERVISORS

     Mr. Stookey, who is the Chairman of the Board of Supervisors, receives annual compensation of $75,000 for his services to us. Mr. Logan and Mr. Mecum, the other two Elected Supervisors, receive $50,000 per year and Mr. Mark J. Anton, who serves as Supervisor Emeritus, receives $15,000 per year. All Elected Supervisors and the Supervisor Emeritus receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Supervisors. We do not pay any additional remuneration to our employees (or employees of any of our affiliates) or employees of our General Partner or any of its affiliates for serving as members of the Board of Supervisors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of November 21, 2003 regarding the beneficial ownership of Common Units and Incentive Distribution Rights by each member of the Board of Supervisors, each executive officer named in the Summary Compensation table, all members of the Board of Supervisors and executive officers as a group and each person or group known by us (based upon filings under Section 13(d) or (g) under The Securities Exchange Act of 1934) to own beneficially more than 5% thereof. Except as set forth in the notes to the table, the business address of each individual or entity in the table is c/o Suburban Propane Partners, L.P., 240 Route 10 West, Whippany, New Jersey 07981-0206 and each individual or entity has sole voting and investment power over the Common Units reported.


SUBURBAN PROPANE, L.P.
----------------------
                                                                       Amount and Nature of               Percent
Title of Class             Name of Beneficial Owner                    Beneficial Ownership               of Class
--------------             ------------------------                    --------------------               --------

Common Units               Mark A. Alexander (a)                                 29,000                        *
                           Michael J. Dunn, Jr. (a)                                   0                        -
                           David R. Eastin                                       11,000                        -
                           Robert M. Plante                                      12,262                        -
                           Jeffrey S. Jolly                                       3,000                        -

                           John Hoyt Stookey                                     11,519                        *
                           Harold R. Logan, Jr.                                  15,064                        *
                           Dudley C. Mecum                                        5,634                        *
                           Mark J. Anton (b)                                      4,600                        *
                           All Members of the Board
                           of Supervisors and Executive
                           Officers as a Group (13 persons)                      92,079                        *

                           Goldman, Sachs & Co. (c)                           1,709,003                     6.3%
                           85 Broad Street                                 Common Units
                           New York, NY   10004

Incentive Distribution     Suburban Energy Services
Rights                     Group LLC                                                N/A                      N/A



* Less than 1%.

(a) Excludes the following numbers of Common Units as to which the following individuals deferred receipt as described below; Mr. Alexander - 243,902 and Mr. Dunn - 48,780. These Common Units are held in trust pursuant to a Compensation Deferral Plan, and Mr. Alexander and Mr. Dunn will have no voting or investment power over these Common Units until they are distributed by the trust. Mr. Alexander and Mr. Dunn have elected to receive the quarterly cash distributions on these deferred units. Notwithstanding the foregoing, if a "change of control" of the Partnership occurs (as defined in the Compensation Deferral Plan), all of the deferred Common Units (and related distributions) held in the trust automatically become distributable to the members.
(b) Mr. Anton shares voting and investment power over 3,600 Common Units with his wife and over 1,000 Common Units with Lizmar Partners, L.P., a family owned limited partnership of which he is its general partner.
(c) Holder reports having shared voting power with respect to all of the Common Units and shared dispositive power with respect to all of the Common Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table sets forth the aggregate fees for services related to fiscal years 2003 and 2002 provided by PricewaterhouseCoopers LLP, our principal accountants.

                                          Fiscal                 Fiscal
                                           2003                   2002
                                    --------------------    -------------------

      Audit Fees (a)                     $ 599,000              $ 474,000
      Audit-Related Fees (b)               206,000                 12,000
      Tax Fees (c)                         590,000                772,600
      All Other Fees (d)                     --                   179,900



(a) Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements, and audit services provided in connection with other statutory or regulatory filings, including services related to our June 2003 public offering of Common Units.

(b) Audit-Related Fees represent fees billed for assurance services related to the audit of our financial statements. The amount shown for fiscal 2003 consists primarily of services related to current and future compliance with the provisions of the Sarbanes-Oxley Act of 2002. The amount shown for fiscal 2002 consists of services related to the stand-alone audit of the financial statements of Suburban Energy Service Group LLC, our General Partner. In addition to these amounts, fees for services related to the audits of the Partnership's defined benefit pension plan and defined contribution plan financial statements, paid by the individual plans, were $31,000 and $29,500 for the fiscal 2003 and 2002 audits, respectively.

(c) Tax Fees represent fees for professional services related to tax reporting, compliance and transaction services assistance.

(d) All Other Fees represent fees for services provided to us not otherwise included in the categories above. The amount shown for fiscal 2002 consists primarily of services related to operational control reviews.

     The Audit Committee of the Board of Supervisors has adopted a formal policy concerning the approval of audit and non-audit services to be provided by the principal accountant, PricewaterhouseCoopers LLP. The policy requires that all services PricewaterhouseCoopers LLP may provide to us, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by PricewaterhouseCoopers LLP during fiscal 2003 and reviewed all audit and non-audit services for fiscal 2002.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

     1.   (i) Financial Statements

          See "Index to Financial Statements" set forth on page F-1.

          (ii) Supplemental Financial Information

          Balance Sheet Information of Suburban Energy Services Group LLC

          See "Index to Supplemental Financial Information" set forth on page F-24.

     2. Financial Statement Schedule

          See "Index to Financial Statement Schedule" set forth on page S-1.

     3. Exhibits

          See "Index to Exhibits" set forth on page E-1.

(b)  Reports on Form 8-K

     No reports were filed on form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Suburban Propane Partners, L.P.


Date:     December 2, 2003              By: /s/ MARK A. ALEXANDER
                                            --------------------------------
                                            Mark A. Alexander
                                            President, Chief Executive Officer
                                            and Appointed Supervisor


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         Signature                                   Title                                          Date
         ---------                                   -----                                          ----

/s/ MICHAEL J. DUNN, JR                              Senior Vice President - Corporate              December 2, 2003
---------------------------------                     Development
     (Michael J. Dunn, Jr.)                           Suburban Propane Partners, L.P.
                                                      Appointed Supervisor


/s/ JOHN HOYT STOOKEY                                Chairman and Elected Supervisor                December 2, 2003
---------------------------------
     (John Hoyt Stookey)

/s/ HAROLD R. LOGAN, JR.                             Elected Supervisor                             December 2, 2003
---------------------------------
     (Harold R. Logan, Jr.)

/s/ DUDLEY C. MECUM                                  Elected Supervisor                             December 2, 2003
---------------------------------
     (Dudley C. Mecum)

/s/ ROBERT M. PLANTE                                 Vice President and                             December 2, 2003
---------------------------------                     Chief Financial Officer
     (Robert M. Plante)                               Suburban Propane Partners, L.P.


/s/ MICHAEL A. STIVALA                               Controller                                     December 2, 2003
---------------------------------                      Suburban Propane Partners, L.P.
     (Michael A. Stivala)



                               INDEX TO EXHIBITS

The exhibits listed on this Exhibit Index are filed as part of this Annual Report. Exhibits required to be filed by Item 601 of Regulation S-K, which are not listed below, are not applicable.

       Exhibit
       Number         Description
       ------         -----------

D        2.1          Recapitalization Agreement dated as of November 27,
                      1998 by and among the Partnership, the Operating
                      Partnership, the General Partner, Millennium and Suburban
                      Energy Services Group LLC.

E        3.1          Second Amended and Restated Agreement of Limited
                      Partnership of the Partnership dated as of May 26, 1999.

E        3.2          Second Amended and Restated Agreement of Limited
                      Partnership of the Operating Partnership dated as of May 26, 1999.

A       10.3          Note Agreement dated as of February 28, 1996 among certain investors and the Operating Partnership relating to $425 million aggregate principal amount of 7.54% Senior Notes due June 30, 2011.

K       10.4          Amendment No. 1 to the Note Agreement dated May 13,
                      1998 among certain investors and the Operating Partnership relating to $425 million aggregate principal amount of 7.54% Senior Notes due June 30, 2011.

K       10.5          Amendment No. 2 to the Note Agreement dated March 29,
                      1999 among certain investors and the Operating Partnership relating to $425 million aggregate principal amount of 7.54% Senior Notes due June 30, 2011.

K       10.6          Amendment No. 3 to the Note Agreement dated December
                      6, 2000 among certain investors and the Operating
                      Partnership relating to $425 million aggregate principal amount of 7.54% Senior Notes due June 30, 2011.

I       10.7          Amendment No. 4 to the Note Agreement dated March 21,
                      2002 among certain investors and the Operating Partnership relating to $425 million aggregate principal amount of 7.54% Senior Notes due June 30, 2011.

K       10.8          Amendment No. 5 to the Note Agreement dated November
                      20, 2002 among certain investors and the Operating
                      Partnership relating to $425 million aggregate principal amount of 7.54% Senior Notes due June 30, 2011.

I       10.9          Guaranty Agreement dated as of April 11, 2002
                      provided by four direct subsidiaries of Suburban Propane, L.P. for the 7.54% Senior Notes due June 30, 2011.

I       10.10         Intercreditor Agreement dated March 21, 2002 between
                      First Union National Bank, the Lenders under the Operating
                      Partnership's Amended and Restated Credit Agreement and the Noteholders of the Operating Partnership's 7.54%
                      Senior Notes due June 30, 2011.

J       10.11         Note Agreement dated as of April 19, 2002 among certain
                      investors and the Operating Partnership relating to $42.5 million aggregate principal amount of 7.37% Senior Notes due June 30, 2012.

J       10.12         Guaranty Agreement dated as of July 1, 2002 provided by
                      certain subsidiaries of Suburban Propane, L.P. for the 7.37% Senior Notes due June 30, 2012.

A       10.13         Employment Agreement dated as of March 5, 1996 between the
                      Operating Partnership and Mr. Alexander.

C       10.14         First Amendment to Employment Agreement dated as of
                      March 5, 1996 between the Operating Partnership and
                      Mr. Alexander entered into as of October 23, 1997.

F       10.15         Second Amendment to Employment Agreement dated as of
                      March 5, 1996 between the Operating Partnership and Mr.
                      Alexander entered into as of April 14, 1999.

A       10.16         The Partnership's 1996 Restricted Unit Plan.

G       10.17         Suburban Propane Partners, L.P. 2000 Restricted Unit Plan.

B       10.18         The Partnership's Severance Protection Plan dated
                      September 1996.

K       10.19         Suburban Propane L.P. Long-Term Incentive Plan as
                      amended and restated effective October 1, 1999.

F       10.20         Benefits Protection Trust dated May 26, 1999 by and
                      between Suburban Propane Partners, L.P.
                      and First Union National Bank.

F       10.21         Compensation Deferral Plan of Suburban Propane Partners,
                      L.P. and Suburban Propane, L.P. dated May 26, 1999.

H       10.22         First Amendment to the Compensation Deferral Plan of
                      Suburban Propane Partners, L.P. and Suburban Propane, L.P.
                      dated November 5, 2001.

H       10.23         Amended and Restated Supplemental Executive
                      Retirement Plan of the Partnership (effective as of January 1, 1998).

H       10.24         Amended and Restated Retirement Savings and
                      Investment Plan of Suburban Propane (effective as of
                      January 1, 1998).

K       10.25         Amendment No. 1 to the Retirement Savings and Investment
                      Plan of Suburban Propane (effective January 1, 2002).

L       10.26         Second Amended and Restated Credit Agreement dated
                      May 8, 2003.

M       10.27         First Amendment to Second Amended and Restated Credit
                      Agreement dated November 4, 2003.

M       21.1          Listing of Subsidiaries of the Partnership.

M       23.1          Consent of Independent Accountants.

M       31.1          Certification of the President and Chief Executive
                      Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
                      Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

M       31.2          Certification of the Vice President and Chief
                      Financial Officer Pursuant to 18 U.S.C. Section
                      1350, as Adopted Pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002.

M       32.1          Certification of the President and Chief Executive
                      Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
                      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

M       32.2          Certification of the Vice President and Chief
                      Financial Officer Pursuant to 18 U.S.C. Section 1350, as
                      Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

D Incorporated by reference to Exhibit 2.1 to the Partnership's Current Report on Form 8-K filed December 3, 1998.

E Incorporated by reference to the Partnership's Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 on April 22, 1999.

F Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 1999.

G Incorporated by reference to Exhibit 10.16 to the Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

H Incorporated by reference to the same numbered Exhibit to the Partnership's Annual Report on Form 10-K for the fiscal year ended September 29, 2001.

I Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002.

J Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2002.

K Incorporated by reference to the same numbered Exhibit to the Partnership's Annual Report on Form 10-K for the fiscal year ended September 28, 2002.

L Incorporated by reference to the same numbered Exhibit to the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003.

M        Filed herewith.

                          INDEX TO FINANCIAL STATEMENTS

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES




                                                                            Page
                                                                            ----

Report of Independent Auditors...............................................F-2

Consolidated Balance Sheets -
  As of September 27, 2003 and September 28, 2002............................F-3

Consolidated Statements of Operations -
  Years Ended September 27, 2003, September 28, 2002 and
  September 29, 2001.........................................................F-4

Consolidated Statements of Cash Flows -
  Years Ended September 27, 2003, September 28, 2002 and
  September 29, 2001.........................................................F-5

Consolidated Statements of Partners' Capital -
  Years Ended September 27, 2003, September 28, 2002 and
  September 29, 2001.........................................................F-6

Notes to Consolidated Financial Statements...................................F-7

                         REPORT OF INDEPENDENT AUDITORS






To the Board of Supervisors and Unitholders of Suburban Propane Partners, L.P.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15.(a)1.(i) present fairly, in all material respects, the financial position of Suburban Propane Partners, L.P. and its subsidiaries (the "Partnership") at September 27, 2003 and September 28, 2002 and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 27, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15.(a)2. presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers LLP
Florham Park, NJ
October 23, 2003

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)






                                                                                      September           September
                                                                                      27, 2003             28, 2002
                                                                                   ----------------    -----------------

ASSETS
Current assets:
    Cash and cash equivalents                                                             $ 15,765             $ 40,955
    Accounts receivable, less allowance for doubtful  accounts
       of $2,519 and $1,894, respectively                                                   36,437               33,002
    Inventories                                                                             41,510               36,367
    Prepaid expenses and other current assets                                                5,200                6,465
                                                                                   ----------------    -----------------
            Total current assets                                                            98,912              116,789
Property, plant and equipment, net                                                         312,790              331,009
Goodwill                                                                                   243,236              243,260
Other intangible assets, net                                                                 1,035                1,474
Other assets                                                                                 9,657                7,614
                                                                                   ----------------    -----------------
             Total assets                                                                $ 665,630            $ 700,146
                                                                                   ================    =================


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable                                                                      $ 26,204             $ 27,412
    Accrued employment and benefit costs                                                    20,798               21,430
    Current portion of long-term borrowings                                                 42,911               88,939
    Accrued insurance                                                                        7,810                8,670
    Customer deposits and advances                                                          23,958               26,125
    Accrued interest                                                                         7,457                8,666
    Other current liabilities                                                                8,575                6,303
                                                                                   ----------------    -----------------
              Total current liabilities                                                    137,713              187,545
Long-term borrowings                                                                       340,915              383,830
Postretirement benefits obligation                                                          33,435               33,284
Accrued insurance                                                                           20,829               18,299
Accrued pension liability                                                                   42,136               53,164
Other liabilities                                                                            6,524                4,738
                                                                                   ----------------    -----------------
               Total liabilities                                                           581,552              680,860
                                                                                   ----------------    -----------------

Commitments and contingencies

Partners' capital:
      Common Unitholders (27,256 and 24,631 units issued and outstanding at
            September 27, 2003 and September 28, 2002, respectively)                       165,950              103,680
      General Partner                                                                        1,567                1,924
      Deferred compensation                                                                 (5,795)             (11,567)
      Common Units held in trust, at cost                                                    5,795               11,567
      Unearned compensation                                                                 (2,171)              (1,924)
      Accumulated other comprehensive loss                                                 (81,268)             (84,394)
                                                                                   ----------------    -----------------
                Total partners' capital                                                     84,078               19,286
                                                                                   ----------------    -----------------
                Total liabilities and partners' capital                                  $ 665,630            $ 700,146
                                                                                   ================    =================



The accompanying notes are an integral part of these consolidated financial statements.



               SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per unit amounts)


                                                                                           Year Ended
                                                                       -------------------------------------------------------
                                                                       September           September            September
                                                                       27, 2003             28, 2002            29, 2001
                                                                       -------------    ----------------      ----------------
Revenues
  Propane                                                              $     680,741    $        570,280      $       839,607
  Other                                                                       90,938              94,825               91,929
                                                                       -------------    ----------------      ----------------
                                                                             771,679             665,105              931,536

Costs and expenses
  Cost of products sold                                                      376,783             289,055              510,313
  Operating                                                                  250,698             234,140              258,735
  General and administrative                                                  36,661              30,771               32,511
  Depreciation and amortization                                               27,520              28,355               36,496
  Gain on sale of storage facility                                                 -              (6,768)                   -
                                                                       -------------    ----------------      ----------------
                                                                             691,662             575,553              838,055
                                                                       -------------    ----------------      ----------------

Income before interest expense and provision for income taxes                 80,017              89,552               93,481
Interest income                                                                 (334)               (600)                (414)
Interest expense                                                              33,963              35,925               40,010
                                                                       -------------    ----------------      ----------------

Income before provision for income taxes                                      46,388              54,227               53,885
Provision for income taxes                                                       202                 703                  375
                                                                       -------------    ----------------      ----------------

Income from continuing operations                                             46,186              53,524               53,510
Discontinued operations (Note 14):
  Gain on sale of customer service centers                                     2,483                   -                    -
                                                                       -------------    ----------------      ----------------

Net income                                                             $      48,669    $         53,524      $        53,510
                                                                       =============    ================      ================

General Partner's interest in net income                               $       1,193    $          1,362      $         1,048
                                                                       -------------    ----------------      ----------------
Limited Partners' interest in net income                               $      47,476    $         52,162      $        52,462
                                                                       =============    ================      ================

Income per Common Unit - basic
  Income from continuing operations                                    $        1.78    $           2.12      $          2.14
  Discontinued operations                                                       0.09                   -                    -
                                                                       -------------    ----------------      ----------------
  Net income                                                           $        1.87    $           2.12      $          2.14
                                                                       -------------    ----------------      ----------------
Weighted average number of Common Units outstanding - basic                   25,359              24,631               24,514
                                                                       -------------    ----------------      ----------------

Income per Common Unit - diluted
  Income from continuing operations                                    $        1.77    $           2.12      $          2.14
  Discontinued operations                                                       0.09                   -                    -
                                                                       -------------    ----------------      ----------------
  Net income                                                           $        1.86    $           2.12      $          2.14
                                                                       -------------    ----------------      ----------------
Weighted average number of Common Units outstanding - diluted                 25,495              24,665               24,530
                                                                       -------------    ----------------      ----------------




The accompanying notes are an integral part of these consolidated financial statements.




               SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                           Year Ended
                                                                       -------------------------------------------------------
                                                                        September           September            September
                                                                        27, 2003             28, 2002            29, 2001
                                                                       ----------------  -----------------   -----------------
Cash flows from operating activities:
     Net income                                                        $       48,669    $         53,524    $          53,510
     Adjustments to reconcile net income to net cash
      provided by operations:
          Depreciation expense                                                 27,097              27,857               28,517
          Amortization of intangible assets                                       423                 498                7,979
          Amortization of debt origination costs                                1,291               1,338                2,006
          Amortization of unearned compensation                                   863                 985                  440
          Gain on disposal of property, plant and
            equipment, net                                                       (636)               (546)              (3,843)
          Gain on sale of customer service centers                             (2,483)                  -                    -
          Gain on sale of storage facility                                          -              (6,768)                   -
     Changes in assets and liabilities, net of dispositions:
          (Increase)/decrease in accounts receivable                           (4,101)              9,635               18,601
          (Increase)/decrease in inventories                                   (5,339)              5,402                 (260)
          Decrease/(increase) in prepaid expenses and
             other current assets                                                 576              (2,526)               1,699
          Decrease in accounts payable                                         (1,208)            (10,862)             (21,109)
          (Decrease)/increase in accrued employment
             and benefit costs                                                   (632)             (8,518)              10,969
          (Decrease)/increase in accrued interest                              (1,209)                348                  147
          (Decrease)/increase in other accrued liabilities                     (1,825)             (1,153)               4,635
          (Increase)/decrease in other noncurrent assets                       (2,506)               (439)               1,194
          Decrease in other noncurrent liabilities                             (1,680)                  -               (2,647)
                                                                       ----------------  -----------------   -----------------
               Net cash provided by operating activities                       57,300              68,775              101,838
                                                                       ----------------  -----------------   -----------------
Cash flows from investing activities:
      Capital expenditures                                                    (14,050)            (17,464)             (23,218)
      Proceeds from sale of property, plant and equipment, net                  1,994               2,625                5,311
      Proceeds from sale of customer service centers, net                       7,197                   -                    -
      Proceeds from sale of storage facility, net                                   -               7,988                    -
                                                                       ----------------  -----------------   -----------------
               Net cash used in investing activities                           (4,859)             (6,851)             (17,907)
                                                                       ----------------  -----------------   -----------------
Cash flows from financing activities:
      Long-term debt repayments                                               (88,939)               (408)             (44,428)
      Short-term debt repayments, net                                               -                   -               (6,500)
      Credit agreement expenses                                                  (826)                  -                 (730)
      Net proceeds from issuance of Common Units                               72,186                   -               47,079
      Partnership distributions                                               (60,052)            (57,055)             (54,503)
                                                                       ----------------  -----------------   -----------------
               Net cash used in financing activities                          (77,631)            (57,463)             (59,082)
                                                                       ----------------  -----------------   -----------------
Net (decrease)/increase in cash and cash equivalents                          (25,190)              4,461               24,849
Cash and cash equivalents at beginning of year                                 40,955              36,494               11,645
                                                                       ----------------  -----------------   -----------------
Cash and cash equivalents at end of year                                       15,765              40,955               36,494
                                                                       ================  =================   =================
Supplemental disclosure of cash flow information:
    Cash paid for interest                                             $       33,635    $         34,134    $          37,774
                                                                       ================  =================   =================
    Non-cash adjustment for minimum pension liability                  $       (4,938)   $         37,800    $          47,277
                                                                       ================  =================   =================





The accompanying notes are an integral part of these consolidated financial statements.


                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (in thousands)

                                                                                                       Accumu-
                                                                                                       lated
                                                                                                       Other
                                                                                                       Compre-
                                  Number of                          Deferred     Common    Unearned   hensive     Total    Compre-
                                   Common       Common    General     Compen-   Units Held  Compen-    (Loss)/   Partners'  hensive
                                    Units     Unitholders Partner     sation     in Trust    sation    Income     Capital   Income
                                    -----     -------------------     ------     --------    ------    ------     -------   ------

Balance at September 30, 2000       22,278   $ 58,474    $ 1,866   $ (11,567)  $ 11,567     $ (640)   $ 2,129   $ 61,829
Net income                                     52,462      1,048                                                  53,510    $53,510
Other comprehensive income:
   Unrealized holding loss                                                                             (1,046)    (1,046)    (1,046)
  Less: Reclassification
    adjustment for gains
    included in net income                                                                             (1,083)    (1,083)    (1,083)
   Minimum pension liability
     adjustment                                                                                       (47,277)   (47,277)   (47,277)
                                                                                                                            --------
Comprehensive income                                                                                                        $ 4,104
                                                                                                                            ========
Partnership distributions                     (53,477)    (1,026)                                                (54,503)
Sale of Common Units under
  public offering, net of
  offering expenses                  2,353     47,079                                                             47,079
Grants issued under Restricted
  Unit Plan, net of forfeitures                 1,011                                       (1,011)                    -
Amortization of Compensation
  Deferral Plan                                                                                212                   212
Amortization of Restricted
  Unit Plan, net of forfeitures                                                                228                   228
                                 ---------  ---------  ---------    --------   --------   --------   --------  ---------

Balance at September  29, 2001      24,631    105,549      1,888     (11,567)    11,567     (1,211)   (47,277)    58,949
Net income                                     52,162      1,362                                                  53,524    $53,524
Other comprehensive income:
  Net unrealized gains on cash
    flow hedges                                                                                           838        838        838
  Less: Reclassification of
      realized gains on cash
      flow hedges into earnings                                                                          (155)      (155)      (155)
  Minimum pension liability
    adjustment                                                                                        (37,800)   (37,800)   (37,800)
                                                                                                                           --------
Comprehensive income                                                                                                       $ 16,407
                                                                                                                           ========
Partnership distributions                     (55,729)    (1,326)                                                (57,055)
Grants issued under Restricted
  Unit Plan, net of forfeitures                 1,698                                       (1,698)                    -
Amortization of Compensation
  Deferral Plan                                                                                382                   382
Amortization of Restricted
  Unit Plan, net of forfeitures                                                                603                   603
                                 ---------  ---------  ---------    --------   --------   --------   --------  ---------

Balance at September 28, 2002       24,631    103,680      1,924     (11,567)    11,567     (1,924)   (84,394)    19,286
Net income                                     47,476      1,193                                                  48,669    $48,669
Other comprehensive income:
  Net unrealized losses on cash
     flow hedges                                                                                       (1,129)    (1,129)    (1,129)
  Less: Reclassification of
      realized gains on cash
      flow hedges into earnings                                                                          (683)      (683)      (683)
  Minimum pension liability
     adjustment                                                                                         4,938      4,938      4,938
                                                                                                                           --------
Comprehensive income                                                                                                       $ 51,795
                                                                                                                           ========
Partnership distributions                     (58,502)    (1,550)                                                (60,052)
Sale of Common Units under
  public offering, net of
  offering expenses                  2,625     72,186                                                             72,186
Distribution of Common Units
  held in trust                                                        5,772     (5,772)                               -
Grants issued under Restricted
  Unit Plan, net of forfeitures                 1,110                                       (1,110)                    -
Amortization of Restricted
  Unit Plan, net of forfeitures                                                                863                   863
                                 ---------  ---------  ---------    --------   --------   --------   --------  ---------

Balance at September 27, 2003       27,256  $ 165,950  $   1,567    $ (5,795)  $  5,795   $ (2,171)  $(81,268) $  84,078
                                 =========  =========  =========    ========   ========   ========   ========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per unit amounts)

1.   PARTNERSHIP ORGANIZATION AND FORMATION

Suburban Propane Partners, L.P. (the "Partnership") was formed on December 19, 1995 as a Delaware limited partnership. The Partnership and its subsidiary, Suburban Propane, L.P. (the "Operating Partnership"), were formed to acquire and operate the propane business and assets of Suburban Propane, a division of Quantum Chemical Corporation (the "Predecessor Company"). In addition, Suburban Sales & Service, Inc. (the "Service Company"), a subsidiary of the Operating Partnership, was formed to acquire and operate the service work and appliance and parts businesses of the Predecessor Company. The Partnership, the Operating Partnership and the Service Company commenced operations on March 5, 1996 upon consummation of an initial public offering of 21,562,500 common units representing limited partner interests in the Partnership (the "Common Units"), the private placement of $425,000 aggregate principal amount of Senior Notes due 2011 issued by the Operating Partnership and the transfer of all of the propane assets (excluding the net accounts receivable balance) of the Predecessor Company to the Operating Partnership and the Service Company.

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

From March 5, 1996 through May 26, 1999, Suburban Propane GP, Inc. (the "Former General Partner"), a wholly-owned indirect subsidiary of Millennium Chemicals, Inc., served as the general partner of the Partnership and the Operating Partnership owning a 1% general partner interest in the Partnership and a 1.0101% general partner interest in the Operating Partnership. In addition, the Former General Partner owned a 24.4% limited partner interest evidenced by 7,163,750 Subordinated Units and a special limited partner interest in the Partnership.

On May 26, 1999, the Partnership completed a recapitalization (the "Recapitalization") which included the redemption of the Subordinated Units and special limited partner interest from the Former General Partner, and the substitution of Suburban Energy Services Group LLC (the "General Partner") as the new general partner of the Partnership and the Operating Partnership following the General Partner's purchase of the combined 2.0101% general partner interests for $6,000 in cash. The General Partner is owned by senior management of the Partnership and, following the public offerings discussed in Note 13, owns a combined 1.71% general partner interest in the Partnership and the Operating Partnership.

The limited partner interests in the Partnership are evidenced by Common Units traded on the New York Stock Exchange. The limited partners are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Second Amended and Restated Agreement of Limited Partnership, such as the election of three of the five members of the Board of Supervisors and vote on the removal of the general partner.

The Partnership Entities are engaged in the retail and wholesale marketing of propane and related appliances and services. The Partnership serves approximately 750,000 active residential, commercial, industrial and agricultural customers from approximately 320 customer service centers in 40 states. The Partnership's operations are concentrated in the east and west coast regions of the United States. No single customer accounted for 10% or more of the Partnership's revenues during fiscal 2003, 2002 or 2001. During fiscal 2003, 2002 and 2001, three suppliers provided approximately 42%, 49% and 47%, respectively, of the Partnership's total domestic propane supply. The Partnership believes that, if supplies from any of these three suppliers were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Partnership Entities. All significant intercompany transactions and account balances have been eliminated. The Partnership consolidates the results of operations, financial condition and cash flows of the Operating Partnership as a result of the Partnership's 98.9899% limited partner interest in the Operating Partnership and its ability to influence control over the major operating and financial decisions through the powers of the Board of Supervisors provided for in the Second Amended and Restated Agreement of Limited Partnership.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Partnership is exposed to the impact of market fluctuations in the commodity price of propane. The Partnership routinely uses commodity futures, forward and option contracts to hedge its commodity price risk and to ensure supply during periods of high demand. All derivative instruments are reported on the balance sheet, within other current assets or other current liabilities, at their fair values. On the date that futures, forward and option contracts are entered into, the Partnership makes a determination as to whether the derivative instrument qualifies for designation as a hedge. Prior to March 31, 2002, the Partnership determined that its derivative instruments did not qualify as hedges and, as such, the changes in fair values were recorded in income. Beginning with contracts entered into subsequent to March 31, 2002, a portion of the derivative instruments entered into by the Partnership have been designated and qualify as cash flow hedges. For derivative instruments designated as cash flow hedges, the Partnership formally assesses, both at the hedge contract's inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in accumulated other comprehensive
(loss)/income to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of products sold immediately. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings within operating expenses.

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

     Buildings                                                  40 Years
     Building and land improvements                          10-40 Years
     Transportation equipment                                 4-30 Years
     Storage facilities                                         20 Years
     Equipment, primarily tanks and cylinders                 3-40 Years
     Computer software                                         3-7 Years

The Partnership reviews the recoverability of long-lived assets when circumstances occur that indicate that the carrying value of an asset group may not be recoverable. Such circumstances include a significant adverse change in the manner in which an asset group is being used, current operating losses combined with a history of operating losses experienced by the asset group or a current expectation that an asset group will be sold or otherwise disposed of before the end of its previously estimated useful life. Evaluation of possible impairment is based on the Partnership's ability to recover the value of the asset group from the future undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If the expected undiscounted cash flows are less than the carrying amount of such asset, an impairment loss is recorded as the amount by which the carrying amount of an asset group exceeds its fair value. The fair value of an asset group will be measured using the best information available, including prices for similar assets or the result of using a discounted cash flow valuation technique.

GOODWILL. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Effective September 30, 2001, the beginning of the Partnership's 2002 fiscal year, the Partnership elected to early adopt the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). As a result of the adoption of SFAS 142, goodwill is no longer amortized to expense, rather is subject to an impairment review at a reporting unit level, on an annual basis in August of each year, or when an event occurs or circumstances change that would indicate potential impairment. The Partnership assesses the carrying value of goodwill at a reporting unit level based on an estimate of the fair value of the respective reporting unit. Fair value of the reporting unit is estimated using either (i) a market value approach taking into consideration the quoted market price of Common Units; or (ii) discounted cash flow analyses taking into consideration estimated cash flows in a ten-year projection period and a terminal value calculation at the end of the projection period.

OTHER INTANGIBLE ASSETS. Other intangible assets consist primarily of non-compete agreements which are amortized under the straight-line method over the periods of the related agreements, ending periodically between fiscal years 2004 and 2011.

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

INCOME TAXES. As discussed in Note 1, the Partnership Entities consist of two limited partnerships, the Partnership and the Operating Partnership, and five corporate entities. For federal and state income tax purposes, the earnings attributable to the Partnership and the Operating Partnership are included in the tax returns of the individual partners. As a result, no recognition of income tax expense has been reflected in the Partnership's consolidated financial statements relating to the earnings of the Partnership and the Operating Partnership. The earnings attributable to the corporate entities are subject to federal and state income taxes. Accordingly, the Partnership's consolidated financial statements reflect income tax expense related to the corporate entities' earnings. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership Agreement.

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

UNIT-BASED COMPENSATION. The Partnership accounts for unit-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Upon award of restricted units under the Partnership's Restricted Unit Plan, unearned compensation equivalent to the market price of the Restricted Units on the date of grant is established as a reduction of partners' capital. The unearned compensation is amortized ratably to expense over the restricted periods. The Partnership follows the disclosure only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Pro forma net income and net income per Common Unit under the fair value method of accounting for Restricted Units under SFAS 123 would be the same as reported net income and net income per Common Unit.

COSTS AND EXPENSES. The cost of products sold reported in the consolidated statements of operations represents the weighted average unit cost of propane sold, including transportation costs to deliver product from the Partnership's supply points to storage or to the Partnership's customer service centers. Cost of products sold also includes the cost of appliances and related parts sold or installed by the Partnership's customer service centers computed on a basis that approximates the average cost of the products. Cost of products sold is reported exclusive of any depreciation and amortization as such amounts are reported separately within the consolidated statements of operations.

All other costs of operating the Partnership's retail propane distribution and appliance sales and service operations are reported within operating expenses in the consolidated statements of operations. These operating expenses include the compensation and benefits of field and direct operating support personnel, costs of operating and maintaining the vehicle fleet, overhead and other costs of the purchasing, training and safety departments and other direct and indirect costs of the Partnership's customer service centers.

All costs of back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.

NET INCOME PER UNIT. Basic net income per Common Unit is computed by dividing net income, after deducting the General Partner's approximate 2% interest, by the weighted average number of outstanding Common Units. Diluted net income per Common Unit is computed by dividing net income, after deducting the General Partner's approximate 2% interest, by the weighted average number of outstanding Common Units and time vested Restricted Units granted under the 2000 Restricted Unit Plan. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 136,000 units and 34,000 units for the years ended September 27, 2003 and September 28, 2002, respectively, to reflect the potential dilutive effect of the time vested Restricted Units outstanding using the treasury stock method. Net income is allocated to the Common Unitholders and the General Partner in accordance with their respective Partnership ownership interests, after giving effect to any priority income allocations for incentive distributions allocated to the General Partner.

COMPREHENSIVE INCOME. The Partnership reports comprehensive (loss)/income (the total of net income and all other non-owner changes in partners' capital) within the consolidated statement of partners' capital. Comprehensive (loss)/income includes unrealized gains and losses on derivative instruments accounted for as cash flow hedges and minimum pension liability adjustments.

RECENTLY ISSUED  ACCOUNTING  STANDARDS.  In June 2002, the Financial  Accounting
Standards Board (the "FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. The provisions of this standard will be applied by the Partnership on an ongoing basis, as applicable.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on the Partnership's consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously required to be classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Partnership's fourth quarter in fiscal 2003. The adoption of this standard did not have a material impact on the Partnership's consolidated financial position, results of operations or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 addresses consolidation by business enterprises of variable interest entities that meet certain characteristics. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to variable interest entities created before February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date for applying certain provisions of FIN 46 and in November 2003, issued an exposure draft which would amend certain provisions of FIN 46. As a result of the latest exposure draft, the Partnership is currently evaluating the impact, if any, that FIN 46 or any future amendment may have on its financial position and results of operations.


RECLASSIFICATIONS. Certain prior period amounts have been reclassified to conform with the current period presentation.

3.   DISTRIBUTIONS OF AVAILABLE CASH

The Partnership makes distributions to its partners approximately 45 days after the end of each fiscal quarter of the Partnership in an aggregate amount equal to its Available Cash for such quarter. Available Cash, as defined in the Second Amended and Restated Partnership Agreement, generally means all cash on hand at the end of the respective fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. These reserves are retained for the proper conduct of the Partnership's business, the payment of debt principal and interest and for distributions during the next four quarters. Distributions by the Partnership in an amount equal to 100% of its Available Cash will generally be made 98.29% to the Common Unitholders and 1.71% to the General Partner, subject to the payment of incentive distributions to the General Partner to the extent the quarterly distributions exceed a target distribution of $0.55 per Common Unit.

As defined in the Second Amended and Restated Partnership Agreement, the General Partner has certain Incentive Distribution Rights ("IDRs") which represent an incentive for the General Partner to increase distributions to Common Unitholders in excess of the target quarterly distribution of $0.55 per Common Unit. With regard to the first $0.55 of quarterly distributions paid in any given quarter, 98.29% of the Available Cash is distributed to the Common Unitholders and 1.71% is distributed to the General Partner (98.11% and 1.89%, respectively, prior to the June 2003 public offering described in Note 13). With regard to the balance of quarterly distributions in excess of the $0.55 per Common Unit target distribution, 85% of the Available Cash is distributed to the Common Unitholders and 15% is distributed to the General Partner.

The following summarizes the quarterly distributions per Common Unit declared and paid in respect of each of the quarters in the three fiscal years in the period ended September 27, 2003:


                                      September 27,        September 28,               September 29,
                                          2003                     2002                    2001
                                   --------------------    ---------------------    --------------------

      First Quarter                           $ 0.5750                 $ 0.5625                $ 0.5375
      Second Quarter                            0.5750                   0.5625                  0.5500
      Third Quarter                             0.5875                   0.5750                  0.5500
      Fourth Quarter                            0.5875                   0.5750                  0.5625



On October 23, 2003, the Partnership declared a quarterly distribution of $0.5875 per Common Unit, or $2.35 on an annualized basis, for the fourth quarter of fiscal 2003 that was paid on November 10, 2003 to holders of record on November 3, 2003. This quarterly distribution includes incentive distributions payable to the General Partner to the extent the quarterly distribution exceeds $0.55 per Common Unit.

4.   ADOPTION OF NEW ACCOUNTING STANDARD

Effective September 30, 2001, the beginning of the Partnership's 2002 fiscal year, the Partnership elected to early adopt the provisions of SFAS 142 which modifies the financial accounting and reporting for goodwill and other intangible assets, including the requirement that goodwill and certain intangible assets no longer be amortized. This new standard also requires a transitional impairment review for goodwill, as well as an annual impairment review, to be performed on a reporting unit basis. As a result of the adoption of SFAS 142, amortization expense for the year ended September 28, 2002 decreased by $7,416 compared to the year ended September 29, 2001 due to the lack of amortization expense related to goodwill. Aside from this change in accounting for goodwill, no other change in accounting for intangible assets was required as a result of the adoption of SFAS 142 based on the nature of the Partnership's intangible assets. In accordance with SFAS 142, the Partnership completed its annual impairment review and, as the fair values of identified reporting units exceeded the respective carrying values, goodwill was not considered impaired as of September 27, 2003 nor as of September 28, 2002.

The following table reflects the effect of the adoption of SFAS 142 on net income and net income per Common Unit as if SFAS 142 had been in effect for the periods presented:



                                                      September 27,            September 28,           September 29,
                                                          2003                     2002                    2001
                                                      -------------            -------------           -------------
      Net income:
          As reported                                   $ 48,669                 $ 53,524                $ 53,510
          Goodwill amortization                                -                        -                   7,416
                                                      -------------            -------------           -------------
          As adjusted                                   $ 48,669                 $ 53,524                $ 60,926
                                                      =============            =============           =============
      Basic net income per Common Unit:
          As reported                                   $   1.87                 $   2.12                $   2.14
          Goodwill amortization                                -                        -                    0.29
                                                      -------------            -------------           -------------
          As adjusted                                   $   1.87                 $   2.12                $   2.43
                                                      =============            =============           =============

      Diluted net income per Common Unit:
          As reported                                   $   1.86                 $   2.12                $   2.14
          Goodwill amortization                                -                        -                    0.29
                                                      -------------            -------------           -------------
          As adjusted                                   $   1.86                 $   2.12                $   2.43
                                                      =============            =============           =============



Other intangible assets at September 27, 2003 and September 28, 2002 consist primarily of non-compete agreements with a gross carrying amount of $3,608 and $4,240, respectively, and accumulated amortization of $2,573 and $2,766, respectively. These non-compete agreements are amortized under the straight-line method over the periods of the agreements, ending periodically between fiscal years 2004 and 2011. Aggregate amortization expense related to other intangible assets for the years ended September 27, 2003, September 28, 2002 and September 29, 2001 was $423, $498 and $563, respectively.

Aggregate amortization expense related to other intangible assets for each of the five succeeding fiscal years as of September 27, 2003 is as follows: 2004 - $352; 2005 - $299; 2006 - $228; 2007 - $76 and 2008 - $40.

For the year ended September 27, 2003, the net carrying amount of goodwill decreased by $24 as a result of the sale of certain assets during the period.

5.   SELECTED BALANCE SHEET INFORMATION

Inventories consist of the following:

                                    September 27,            September 28,
                                         2003                    2002
                                 ---------------------    --------------------

      Propane                                $ 34,033                $ 28,799
      Appliances                                7,477                   7,568
                                 ---------------------    --------------------
                                             $ 41,510                $ 36,367
                                 =====================    ====================



The Partnership enters into contracts to buy propane for supply purposes. Such contracts generally have one year terms subject to annual renewal, with propane costs based on market prices at the date of delivery. Property, plant and equipment consist of the following:


                                                         September 27,            September 28,
                                                              2003                    2002
                                                      ---------------------    --------------------

      Land and improvements                                       $ 27,134                $ 28,043
      Buildings and improvements                                    59,543                  57,245
      Transportation equipment                                      36,677                  46,192
      Storage facilities                                            59,554                  59,069
      Equipment, primarily tanks and cylinders                     370,494                 362,001
      Computer software                                             12,122                   3,806
      Construction in progress                                       2,531                  11,935
                                                      ---------------------    --------------------
                                                                   568,055                 568,291
      Less: accumulated depreciation                               255,265                 237,282
                                                      ---------------------    --------------------
                                                                 $ 312,790               $ 331,009
                                                      =====================    ====================



Depreciation expense for the years ended September 27, 2003, September 28, 2002 and September 29, 2001 amounted to $27,097, $27,857 and $28,517, respectively.

6.   LONG-TERM BORROWINGS

Long-term borrowings consist of the following:


                                                                               September 27,            September 28,
                                                                                    2003                    2002
                                                                            ---------------------    --------------------

      Senior Notes, 7.54%, due June 30, 2011                                           $ 340,000               $ 382,500
      Senior Notes, 7.37%, due June 30, 2012                                              42,500                  42,500
      Note payable, 8%, due in annual installments through 2006                            1,322                   1,698
      Amounts outstanding under Acquisition Facility
           of Revolving Credit Agreement                                                       -                  46,000
      Other long-term liabilities                                                              4                      71
                                                                            ---------------------    --------------------
                                                                                         383,826                 472,769
      Less: current portion                                                               42,911                  88,939
                                                                            ---------------------    --------------------
                                                                                       $ 340,915               $ 383,830
                                                                            =====================    ====================



On March 5, 1996, pursuant to a Senior Note Agreement (the "1996 Senior Note Agreement") the Operating Partnership issued $425,000 of Senior Notes (the "1996 Senior Notes") with an annual interest rate of 7.54%. The Operating Partnership's obligations under the 1996 Senior Note Agreement are unsecured and rank on an equal and ratable basis with the Operating Partnership's obligations under the 2002 Senior Note Agreement and the Revolving Credit Agreement discussed below. The 1996 Senior Notes will mature June 30, 2011, and require semiannual interest payments which commenced June 30, 1996. The 1996 Senior Note Agreement requires that the principal be paid in equal annual payments of $42,500 starting July 1, 2002.

Pursuant to the Partnership's intention to refinance the first annual principal payment of $42,500, the Operating Partnership executed on April 19, 2002 a Note Purchase Agreement for the private placement of 10-year 7.37% Senior Notes due June 30, 2012 (the "2002 Senior Note Agreement"). On July 1, 2002, the Partnership received $42,500 from the issuance of the Senior Notes under the 2002 Senior Note Agreement and used the funds to pay the first annual principal payment of $42,500 due under the 1996 Senior Note Agreement. The Operating Partnership's obligations under the 2002 Senior Note Agreement are unsecured and rank on an equal and ratable basis with the Operating Partnership's obligations under the 1996 Senior Note Agreement and the Revolving Credit Agreement. Rather than refinance the second annual principal payment of $42,500 due under the 1996 Senior Note Agreement, the Partnership elected to repay this principal payment on June 30, 2003.

The Partnership's previous Revolving Credit Agreement, which provided a $75,000 working capital facility and a $50,000 acquisition facility, was scheduled to mature on May 31, 2003. On May 8, 2003, the Partnership completed the Second Amended and Restated Credit Agreement (the "Revolving Credit Agreement") which extends the previous Revolving Credit Agreement until May 31, 2006. The Revolving Credit Agreement provides a $75,000 working capital facility and an acquisition facility of $25,000. Borrowings under the Revolving Credit Agreement bear interest at a rate based upon either LIBOR plus a margin, Wachovia National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .375% to .50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. These terms are substantially the same as the terms under the previous Revolving Credit Agreement. In connection with the completion of the Revolving Credit Agreement, the Partnership repaid $21,000 of outstanding borrowings under the Revolving Credit Agreement. On June 19, 2003, the Partnership repaid the remaining outstanding balance of $25,000 under the Revolving Credit Agreement. As of September 27, 2003 there were no borrowings outstanding under the Revolving Credit Agreement. As of September 28, 2002, $46,000 was outstanding under the acquisition facility of the previous Revolving Credit Agreement and there were no borrowings under the working capital facility.

As of September 27, 2003, the Partnership had borrowing capacity of $75,000 under the working capital facility and $25,000 under the acquisition facility of the Revolving Credit Agreement. The weighted average interest rate associated with borrowings under the Revolving Credit Agreement was 3.42%, 3.67% and 6.98% for fiscal 2003, 2002 and 2001, respectively.

The 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement contain various restrictive and affirmative covenants applicable to the Operating Partnership; including (a) maintenance of certain financial tests, including, but not limited to, a leverage ratio less than 5.0 to 1 and an interest coverage ratio in excess of 2.50 to 1, (b) restrictions on the incurrence of additional indebtedness, and (c) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. During December 2002, the Partnership amended the 1996 Senior Note Agreement to (i) eliminate an adjusted net worth financial test to be consistent with the 2002 Senior Note Agreement and Revolving Credit Agreement, and (ii) require a leverage ratio of less than 5.25 to 1 when the underfunded portion of the Partnership's pension obligations is used in the computation of the ratio. The Partnership was in compliance with all covenants and terms of the 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement as of September 27, 2003.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, the Partnership's Senior Notes and Revolving Credit Agreement were capitalized within other assets and are being amortized on a straight-line basis over the term of the respective debt agreements. Other assets at September 27, 2003 and September 28, 2002 include debt origination costs with a net carrying amount of $5,960 and $5,926, respectively. Aggregate amortization expense related to deferred debt origination costs included within interest expense for the years ended September 27, 2003, September 28, 2002 and September 29, 2001 was $1,291, $1,338 and
$2,006, respectively.

The aggregate amounts of long-term debt maturities subsequent to September 27, 2003 are as follows: 2004 - $42,911; 2005 - $42,940; 2006 - $42,975; 2007 -
$42,500; 2008 - $42,500; and, thereafter - $170,000.

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

In 1996, the Partnership adopted the 1996 Restricted Unit Award Plan (the "1996 Restricted Unit Plan") which authorized the issuance of Common Units with an aggregate value of $15,000 (731,707 Common Units valued at the initial public offering price of $20.50 per unit) to executives, managers and Elected Supervisors of the Partnership. According to the change of control provisions of the 1996 Restricted Unit Plan, all outstanding Restricted Units on the closing date of the Recapitalization in May 1999 vested and converted into Common Units. At the date of the Recapitalization, individuals who became members of the General Partner surrendered receipt of 553,896 Common Units, representing substantially all of their vested Restricted Units, in exchange for the right to participate in a new compensation deferral plan of the Partnership and the Operating Partnership (see Note 8, Compensation Deferral Plan).

Following is a summary of activity in the Restricted Unit Plans:


                                                                      Weighted Average
                                                                      Grant Date Fair
                                                   Units               Value Per Unit
                                             ------------------    -----------------------

      OUTSTANDING SEPTEMBER 29, 2001                    48,960                    $ 20.66
      Awarded                                           66,298                      26.63
      Forfeited                                         (3,272)                    (20.66)
                                             ------------------    -----------------------
      OUTSTANDING SEPTEMBER 28, 2002                   111,986                      24.19
      Awarded                                           44,288                      27.74
      Forfeited                                         (5,726)                    (20.66)
                                             ------------------    -----------------------
      OUTSTANDING SEPTEMBER 27, 2003                   150,548                    $ 25.37
                                             ==================    =======================



During the years ended September 27, 2003, September 28, 2002 and September 29, 2001, the Partnership amortized $863, $603 and $228, respectively, of unearned compensation associated with the 2000 Restricted Unit Plan, net of forfeitures.

8.   COMPENSATION DEFERRAL PLAN

Effective May 26, 1999, in connection with the Partnership's Recapitalization, the Partnership adopted the Compensation Deferral Plan (the "Deferral Plan") which provided for eligible employees of the Partnership to defer receipt of all or a portion of the vested Restricted Units granted under the 1996 Restricted Unit Plan in exchange for the right to participate in and receive certain payments  under the  Deferral  Plan.  The  Deferral  Plan also  allows  eligible employees to defer receipt of Common Units subsequently granted by the Partnership under the Deferral Plan. The Partnership granted Common Units under the Deferral Plan only once during fiscal 2000. The Common Units granted under the Deferral Plan and related Partnership distributions were subject to forfeiture provisions such that (a) 100% of the Common Units would be forfeited if the grantee ceased to be employed prior to the third anniversary of the Recapitalization, (b) 75% would be forfeited if the grantee ceased to be employed after the third anniversary but prior to the fourth anniversary of the Recapitalization and (c) 50% would be forfeited if the grantee ceased to be employed after the fourth anniversary but prior to the fifth anniversary of the Recapitalization. All forfeiture provisions lapsed in August of 2002. Upon issuance of Common Units under the Deferral Plan, unearned compensation equivalent to the market value of the Common Units at the date of grant is recorded. The unearned compensation is amortized in accordance with the Deferral Plan's forfeiture provisions. The unamortized unearned compensation value is shown as a reduction of partners' capital in the accompanying consolidated balance sheets.

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

In January 2003, in accordance with the terms of the Deferral Plan, 297,310 of the deferred units were distributed to the members of the General Partner and may now be voted and/or freely traded. Certain members of management elected to further defer receipt of their deferred units (totaling 299,511 Common Units) until January 2008. As of September 27, 2003 and September 28, 2002, there were 299,511 and 596,821 Common Units, respectively, held in trust under the Deferral Plan. The value of the Common Units deposited in the trust and the related deferred compensation liability in the amount of $5,795 and $11,567 as of September 27, 2003 and September 28, 2002, respectively, are reflected in the accompanying condensed consolidated balance sheets as components of partners' capital. During the second quarter of fiscal 2003, the Partnership recorded a $5,772 reduction in the deferred compensation liability and a corresponding reduction in the value of Common Units held in trust, both within partners' capital, related to the value of Common Units distributed from the trust.

9.   PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

DEFINED BENEFIT PLAN. The Partnership has a noncontributory defined benefit pension plan which was originally designed to cover all eligible employees of the Partnership who met certain requirements as to age and length of service. Effective January 1, 1998, the Partnership amended its noncontributory defined benefit pension plan to provide for a cash balance format as compared to a final average pay format which was in effect prior to January 1, 1998. The cash balance format is designed to evenly spread the growth of a participant's earned retirement benefit throughout his/her career as compared to the final average pay format, under which a greater portion of employee benefits were earned toward the latter stages of one's career. Effective January 1, 2000, participation in the noncontributory defined benefit pension plan was limited to eligible participants in existence on that date with no new participants eligible to participate in the plan. On September 20, 2002, the Board of Supervisors approved an amendment to the defined benefit pension plan whereby, effective January 1, 2003, future service credits ceased and eligible employees will now receive interest credits only toward their ultimate retirement benefit.

Contributions, as needed, are made to a trust maintained by the Partnership. The trust's assets consist primarily of common stock, fixed income securities and real estate. Contributions to the defined benefit pension plan are made by the Partnership in accordance with the Employee Retirement Income Security Act of 1974 minimum funding standards plus additional amounts which may be determined from time to time. There were no minimum funding requirements for the defined benefit pension plan for fiscal 2003, 2002 or 2001. Recently, there has been increased scrutiny over cash balance defined benefit pension plans and resulting litigation regarding such plans sponsored by other companies. These developments may result in legislative changes impacting cash balance defined benefit pension plans in the future. While no such legislative changes have been adopted, and if adopted the impact on the Partnership's defined benefit pension plan is not certain, there can be no assurances that future legislative developments will not have an adverse effect on the Partnership's results of operations or cash flows.

DEFINED CONTRIBUTION PLAN. The Partnership has a defined contribution plan covering most employees. Employer contributions and costs are a percent of the participating employees' compensation, subject to the achievement of annual performance targets of the Partnership. These contributions totaled $1,305, $947 and $4,560 for the years ended September 27, 2003, September 28, 2002 and September 29, 2001, respectively.

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

The following table provides a reconciliation of the changes in the benefit obligations and the fair value of the plan assets for each of the years ended September 27, 2003 and September 28, 2002 and a statement of the funded status for both years:

                                                                                                                    Other
                                                                 Pension Benefits                      Postretirement Benefits
                                                     ---------------------------------------  -------------------------------------
                                                           2003                 2002                2003                 2002
                                                     ------------------   ------------------  ------------------   ----------------
RECONCILIATION OF BENEFIT OBLIGATIONS:
Benefit obligation at beginning of year                  $ 174,698            $ 167,187            $ 41,136             $ 37,559
Service cost                                                   629                4,445                  17                   16
Interest cost                                               11,376               11,581               2,641                2,574
Actuarial loss/(gain)                                        4,066                8,700              (4,115)               3,852
Curtailment gain                                                 -               (1,812)                  -                    -
Benefits paid                                              (16,593)             (15,403)             (2,497)              (2,865)
                                                     --------------       ------------------  ------------------   ----------------
Benefit obligation at end of year                        $ 174,176            $ 174,698            $ 37,182             $ 41,136
                                                     ==============       ==================  ==================   ================


RECONCILIATION OF FAIR VALUE OF PLAN ASSETS:
Fair value of plan assets at beginning of year           $ 121,534            $ 143,116                 $ -                  $ -
Actual return on plan assets                                17,099               (6,179)                  -                    -
Employer contributions                                      10,000                    -               2,497                2,865
Benefits paid                                              (16,593)             (15,403)             (2,497)              (2,865)
                                                     --------------       ------------------  ------------------   ----------------
Fair value of plan assets at end of year                 $ 132,040            $ 121,534                 $ -                  $ -
                                                     ==============       ==================  ==================   ================


FUNDED STATUS:
Funded status at end of year                             $ (42,136)           $ (53,164)          $ (37,182)           $ (41,136)
Unrecognized prior service cost                                  -                    -              (2,306)              (3,026)
Net unrecognized actuarial losses                           80,139               85,077               3,603                8,060
Accumulated other comprehensive (loss)                     (80,139)             (85,077)                  -                    -
                                                     --------------       ------------------  ------------------   ----------------
Accrued benefit liability                                  (42,136)             (53,164)            (35,885)             (36,102)
Less: Current portion                                            -                    -               2,450                2,818
                                                     --------------       ------------------  ------------------   ----------------
Non-current benefit liability                            $ (42,136)           $ (53,164)          $ (33,435)           $ (33,284)
                                                     ==============       ==================  ==================   ================


The funded status of the Partnership's defined benefit pension plan continues to be impacted by the turbulent capital markets affecting the market value of our pension asset portfolio and by the low interest rate environment affecting the actuarial value of the projected benefit obligations. In an effort to minimize future increases in the pension plan benefit obligations, the Partnership adopted an amendment to the defined benefit pension plan which ceased future service credits effective January 1, 2003. This amendment resulted in a curtailment gain of $1,093 included within the net periodic pension cost for the year ended September 28, 2002. Additionally, during fiscal 2003, the Partnership made a voluntary contribution of $10,000 to the plan, thereby taking proactive steps to improve the funded status of the plan and reduce the minimum pension liability.

The following table provides the components of net periodic benefit costs for the years ended September 27, 2003 and September 28, 2002:

                                                                                                       Other
                                                     Pension Benefits                         Postretirement Benefits
                                           -------------------------------------         ---------------------------------
                                              2003                 2002                  2003                  2002
                                             ------------       ---------------       ---------------      ---------------
      Service cost                                 $ 629               $ 4,445                  $ 17                  $ 16
      Interest cost                               11,376                11,581                 2,641                 2,574
      Expected return on plan assets             (12,161)              (14,974)                    -                     -
      Amortization of prior service cost               -                  (210)                 (720)                 (720)
      Curtailment gain                                 -                (1,093)                    -                     -
      Recognized net actuarial loss                4,066                 1,912                   342                    41
                                             ------------       ---------------       ---------------      ---------------
      Net periodic benefit cost                  $ 3,910               $ 1,661               $ 2,280               $ 1,911
                                             ============       ===============       ===============      ===============


Pension benefit expense was $113 (consisting of service cost of $5,024, interest cost of $11,034, expected return on plan assets of $15,735 and amortization of prior service cost of $210) and other postretirement benefit costs were $2,341 (consisting of service cost of $123, interest cost of $2,794, amortization of prior service cost of $721 and recognized net actuarial loss of $145) for the year ended September 29, 2001. The assumptions used in the measurement of the Partnership's benefit obligations are shown in the following table:



                                                                                                       Other
                                                     Pension Benefits                         Postretirement Benefits
                                           -------------------------------------         ---------------------------------
                                               September             September             September             September
                                                27, 2003             28, 2002              27, 2003              28, 2002
                                           ---------------      ----------------         --------------       ------------
Weighted-average discount rate                   6.00%                 6.75%                 6.00%                 6.75%
Average rate of compensation increase              n/a                 3.50%                     -                     -
Weighted-average expected long-term
     rate of return on plan assets               7.75%                 8.50%                     -                     -



The following assumptions were used in the measurement of the Partnership's benefit obligations as of September 29, 2001: weighted-average discount rate of 7.25%, average rate of compensation increase of 3.50% and weighted-average expected long-term rate of return on plan assets of 9.50%. The accumulated postretirement benefit obligation was based on a 13% increase in the cost of covered health care benefits at September 27, 2003 and a 12% increase in the cost of covered health care benefits at September 28, 2002. The 13% increase in health care costs assumed at September 27, 2003 is assumed to decrease gradually to 5.00% in fiscal 2013 and to remain at that level thereafter. Increasing the assumed health care cost trend rates by 1.0% in each year would increase the Partnership's benefit obligation as of September 27, 2003 by approximately $1,354 and the aggregate of service and interest components of net periodic postretirement benefit expense for the year ended September 27, 2003 by approximately $105. Decreasing the assumed health care cost trend rates by 1.0% in each year would decrease the Partnership's benefit obligation as of September 27, 2003 by approximately $1,222 and the aggregate service and interest components of net periodic postretirement benefit expense for the year ended September 27, 2003 by approximately $94.

10.  FINANCIAL INSTRUMENTS

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

SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149 ("SFAS 133") requires all derivatives (with certain exceptions), whether designated in hedging relationships or not, to be recorded on the consolidated balance sheet at fair value. SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges, either fair value hedges or cash flow hedges, allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Fair value hedges are derivative financial instruments that hedge the exposure to changes in the fair value of an asset or liability or an identified portion thereof attributable to a particular risk. Cash flow hedges are derivative financial instruments that hedge the exposure to variability in expected future cash flows attributable to a particular risk.

Since March 31, 2002, the  Partnership's  futures and forward  contracts qualify and have been designated as cash flow hedges and, as such, the effective portions of changes in the fair value of these derivative instruments are recorded in other comprehensive (loss)/income ("OCI") and are recognized in cost of products sold when the hedged item impacts earnings. As of September 27, 2003, unrealized gains on derivative instruments designated as cash flow hedges in the amount of $1,129 were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged forecasted transactions occur. However, due to the volatility of the commodities market, the corresponding value in OCI is subject to change prior to its impact on earnings.

Option contracts are not classified as hedges and, as such, changes in the fair value of these derivative instruments are recognized within operating expenses in the consolidated statement of operations as they occur. Additionally, prior to March 31, 2002, the Partnership's futures and forward contracts were not designated as cash flow hedges and the changes in fair value of these instruments were recognized in earnings as they occurred. For the year ended September 27, 2003, operating expenses included unrealized losses in the amount of $1,500 compared to unrealized gain in the amount of $5,356 for the year ended September 28, 2002, attributable to changes in the fair value of derivative instruments not designated as hedges.

CREDIT RISK. The Partnership's principal customers are residential and commercial end users of propane served by approximately 320 customer service centers in 40 states. No single customer accounted for more than 10% of revenues during fiscal 2003, 2002 or 2001 and no concentration of receivables exists at the end of fiscal 2003 or 2002.

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

11.  COMMITMENTS AND CONTINGENCIES

Commitments. The Partnership leases certain property, plant and equipment, including portions of the Partnership's vehicle fleet, for various periods under noncancelable leases. Rental expense under operating leases was $24,337, $24,005 and $23,354 for the years ended September 27, 2003, September 28, 2002 and September 29, 2001, respectively.

Future minimum rental commitments under noncancelable operating lease agreements as of September 27, 2003 are as follows:

     Fiscal Year
     -----------
     2004                                                $ 17,796
     2005                                                  12,868
     2006                                                   9,959
     2007                                                   5,860
     2008 and thereafter                                    6,410

CONTINGENCIES. As discussed in Note 2, the Partnership is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At September 27, 2003 and September 28, 2002, the Partnership had accrued insurance liabilities of $28,639 and $26,969, respectively, representing the total estimated losses under these self-insurance programs. The Partnership is also involved in various legal actions which have arisen in the normal course of business, including those relating to commercial transactions and product liability. Management believes, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership's financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insurance claims.

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

12.  GUARANTEES

FASB Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," expands the existing disclosure requirements for guarantees and requires recognition of a liability for the fair value of guarantees issued after December 31, 2002. The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2010. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $14,355. Of this amount, the fair value of residual value guarantees for operating leases entered into after December 31, 2002 was $2,067 which is reflected in other liabilities, with a corresponding amount included within other assets, in the accompanying consolidated balance sheet as of September 27, 2003.

13.  PUBLIC OFFERINGS

On June 18, 2003, the Partnership sold 2,282,500 Common Units in a public offering at a price of $29.00 per Common Unit realizing proceeds of $62,879, net of underwriting commissions and other offering expenses. On June 26, 2003, following the underwriters' full exercise of their over-allotment option, the Partnership sold an additional 342,375 Common Units at $29.00 per Common Unit, generating additional net proceeds of $9,307. The aggregate net proceeds of $72,186 were used for general partnership purposes, including working capital and the repayment of outstanding borrowings under the Revolving Credit Agreement and the second annual principal payment of $42,500 due under the 1996 Senior Note Agreement on June 30, 2003. These transactions increased the total number of Common Units outstanding to 27,256,162. As a result of the Public Offering, the combined general partner interest in the Partnership was reduced from 1.89% to 1.71% while the Common Unitholder interest in the Partnership increased from 98.11% to 98.29%.

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

14.  DISCONTINUED OPERATIONS AND DISPOSITION

In line with the Partnership's strategy of divesting operations in slower growing or non-strategic markets in an effort to identify opportunities to optimize the return on assets employed, the Partnership sold nine customer service centers during fiscal 2003 for net cash proceeds of approximately $7,197. The Partnership recorded a gain on sale of approximately $2,483 during fiscal 2003 which has been accounted for within discontinued operations pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Prior period results of operations attributable to these nine customer service centers were not significant and, as such, prior period results have not been reclassified to remove financial results from continuing operations.

On January 31, 2002, the Partnership sold its 170 million gallon propane storage facility in Hattiesburg, Mississippi, which was considered a non-strategic asset, for net cash proceeds of approximately $7,988, resulting in a gain on sale of approximately $6,768.

15.  SUBSEQUENT EVENT

On November 10, 2003, the Partnership announced that it had entered into an asset purchase agreement (the "Purchase Agreement") to acquire substantially all of the assets of Agway Energy Products, LLC, Agway Energy Services PA, Inc. and Agway Energy Services, Inc. (collectively "Agway Energy"), all of which are wholly owned subsidiaries of Agway, Inc., for total cash consideration of approximately $206,000, subject to certain purchase price adjustments. Agway, Inc. is presently a debtor-in-possession under Chapter 11 of the Bankruptcy Code pending before the United States Bankruptcy Court for the Northern District of New York. Agway Energy is not a Chapter 11 debtor. The Purchase Agreement was filed with the United States Bankruptcy Court and on November 24, 2003, the Bankruptcy Court approved Agway, Inc.'s motion to establish bid procedures for the sale. In addition, the transaction has been approved by the Partnership's
Board of Supervisors. Closing on the sale under the Purchase Agreement is subject to the approval by the United States Bankruptcy Court following the conclusion of an auction process, to be conducted pursuant to the jurisdiction of the Bankruptcy Court, and is subject to regulatory approvals. The transaction will be accounted for using the purchase method of accounting.

Under the terms of the Purchase Agreement, the Partnership would purchase all of the operations of Agway Energy, including 139 distribution and sales centers primarily in New York, Pennsylvania, New Jersey and Vermont. Agway Energy, based in Syracuse, New York, markets and distributes propane, fuel oil, gasoline and diesel fuels and installs and services a wide variety of home comfort equipment, particularly in the area of heating, ventilation and air conditioning. For the year ended June 30, 2003 Agway Energy provided service to more than 400,000 customers across all lines of business and sold approximately 106.3 million gallons of propane and 356.8 million gallons of fuel oil, gasoline and diesel fuel to retail customers for residential, commercial, industrial and agricultural applications. While the Purchase Agreement has been reviewed and accepted by the Bankruptcy Court, there can be no assurance that the Partnership will ultimately be the successful bidder at the auction.

                   INDEX TO SUPPLEMENTAL FINANCIAL INFORMATION

                       SUBURBAN ENERGY SERVICES GROUP LLC




                                                                            Page
                                                                            ----

Report of Independent Auditors............................................. F-25

Balance Sheets
     As of September 27, 2003 and September 28, 2002....................... F-26

Notes to Balance Sheets.................................................... F-27

                         REPORT OF INDEPENDENT AUDITORS






To the Stockholders of
Suburban Energy Services Group LLC:

In our opinion, the accompanying balance sheets present fairly, in all material respects, the financial position of Suburban Energy Services Group LLC at
September 27, 2003 and September 28, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets, assessing the accounting principles used and significant estimates made by management, and evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers LLP
Florham Park, NJ
October 23, 2003

                       SUBURBAN ENERGY SERVICES GROUP LLC

                                 BALANCE SHEETS



                                                                                  September           September
                                                                                  27, 2003             28, 2002
                                                                               ----------------    -----------------

ASSETS
Current assets:
    Cash and cash equivalents                                                          $ 2,886              $ 4,363
                                                                               ----------------    -----------------
            Total current assets                                                         2,886                4,363
Investment in Suburban Propane Partners, L.P.                                        1,566,483            1,924,003
Goodwill, net                                                                        3,112,560            3,112,560
                                                                               ----------------    -----------------
             Total assets                                                          $ 4,681,929          $ 5,040,926
                                                                               ================    =================



LIABILITIES AND STOCKHOLDERS' EQUITY
               Total liabilities                                                             -                    -
                                                                               ----------------    -----------------

Stockholders' equity
      Common stock, $1 par value, 2,000 shares issued and outstanding                    2,000                2,000
      Additional paid in capital                                                     1,853,333            3,405,108
      Retained earnings                                                              2,826,596            1,633,818
                                                                               ----------------    -----------------
                Total stockholders' equity                                           4,681,929            5,040,926
                                                                               ----------------    -----------------
                Total liabilities and stockholders' equity                         $ 4,681,929          $ 5,040,926
                                                                               ================    =================


The accompanying notes are an integral part of these balance sheets.

                       SUBURBAN ENERGY SERVICES GROUP LLC

                             NOTES TO BALANCE SHEETS

1.   ORGANIZATION AND FORMATION

Suburban Energy Services Group LLC (the "Company") was formed on October 26, 1998 as a limited liability company pursuant to the Delaware Limited Liability Company Act. The Company was formed to purchase the general partner interests in Suburban Propane Partners, L.P. (the "Partnership") from Suburban Propane GP, Inc. (the "Former General Partner"), a wholly-owned indirect subsidiary of Millennium Chemicals Inc., and become the successor general partner. On May 26, 1999, the Company purchased a 1% general partner interest in the Partnership and a 1.0101% general partner interest in Suburban Propane, L.P., the Operating Partnership.

The Partnership is a publicly-traded master limited partnership whose common units are listed on the New York Stock Exchange and is engaged in the retail and wholesale marketing of propane and related appliances and services. As a result of two public offerings by the Partnership on October 17, 2000 and June 18, 2003, the Company's interest in the Partnership was reduced to .701%. The Company's interest in Suburban Propane, L.P. was not affected.

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

INVESTMENT IN SUBURBAN PROPANE PARTNERS, L.P. As previously noted, the Company acquired a combined 2% general partner interest in the Partnership which was subsequently reduced to 1.71%. The Company accounts for its investment under the equity method of accounting whereby the Company recognizes in income its share of net income of Suburban Propane Partners, L.P. consolidated net income (loss) and reduces its investment balance to the extent of partnership distributions the Company receives from Suburban Propane Partners, L.P.

GOODWILL. Goodwill represents the excess of the purchase price for the general partner interests in the Partnership over the carrying value of the General Partner's capital account reflected on the books of Suburban Propane Partners, L.P. on the date of acquisition.

The Company tests goodwill for impairment on an annual basis using a two-step impairment test. The first step compares the fair value of the Company to the carrying value of the company. If the carrying value of the Company exceeds the fair value of the Company, a second step is performed comparing the implied fair value of the Company with the carrying amount of the Company's goodwill to determine the amount of goodwill impairment, if any. Based on the Company's annual goodwill impairment test, goodwill was not considered impaired as of September 27, 2003.

INCOME TAXES. For Federal and state income tax purposes, the earnings and losses attributable to the Company are included in the tax returns of the individual stockholders. As a result, no recognition of income taxes has been reflected in the accompanying balance sheets.


RECENTLY ISSUED ACCOUNTING STANDARDS. In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 addresses consolidation by business enterprises of variable interest entities that meet certain characteristics. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to variable interest entities created before February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date for applying certain provisions of FIN 46 and in November 2003, issued an exposure draft which would amend certain provisions of FIN 46. As a result of the latest exposure draft, the Company is currently evaluating the impact, if any, that FIN 46 or any future amendment may have on its financial position.

                      INDEX TO FINANCIAL STATEMENT SCHEDULE

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES




                                                                            Page
                                                                            ----

Schedule II    Valuation and Qualifying Accounts - Years Ended
               September 27, 2003, September 28, 2002 and
               September 29, 2001........................................... S-2

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)




                                             Balance at       Charged                                         Balance
                                             Beginning      to Costs and       Other                           at End
                                             of Period        Expenses       Additions       Deductions      of Period
                                            -------------   -------------   -------------   -------------   -------------

YEAR ENDED SEPTEMBER 29, 2001

Allowance for doubtful accounts                  $ 2,975         $ 5,328             $ -        $ (4,311)        $ 3,992
                                            =============   =============   =============   =============   =============



YEAR ENDED SEPTEMBER 28, 2002

Allowance for doubtful accounts                  $ 3,992         $ 1,147             $ -        $ (3,245)        $ 1,894
                                            =============   =============   =============   =============   =============



YEAR ENDED SEPTEMBER 27, 2003

Allowance for doubtful accounts                  $ 1,894         $ 3,315             $ -        $ (2,690)        $ 2,519
                                            =============   =============   =============   =============   =============
