Form 10-Q
period 2003-12-27
SUBURBAN PROPANE PARTNERS LP
filed 2004-02-10
CIK 1005210

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

                For the quarterly period ended December 27, 2003

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

As of February 4, 2004, there were 30,256,767 Common Units outstanding.


================================================================================

================================================================================

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                                  PART I                                    Page
                                                                            ----
ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)
          Condensed Consolidated Balance Sheets as of December 27, 2003
          and September 27, 2003...............................................1

          Condensed Consolidated Statements of Operations for the three months ended December 27, 2003 and December  28, 2002................2

          Condensed Consolidated Statements of Cash Flows for the three months ended December 27, 2003 and December  28, 2002................3

          Condensed Consolidated Statement of Partners' Capital for the
          three months ended December 27, 2003.................................4

          Notes to Condensed Consolidated Financial Statements.................5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...........................................12

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........21

ITEM 4.   CONTROLS AND PROCEDURES.............................................23

                                  PART II
ITEM 1.   LEGAL PROCEEDINGS...................................................24

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K....................................24

SIGNATURES....................................................................26

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------

This Quarterly Report on Form 10-Q contains forward-looking statements ("Forward-Looking Statements") as defined in the Private Securities Litigation Reform Act of 1995 relating to the Partnership's future business expectations and predictions and financial condition and results of operations. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans" or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements ("Cautionary Statements"). The risks and uncertainties and their impact on the Partnership's operations include, but are not limited to, the following risks:

o The impact of weather conditions on the demand for propane, fuel oil and other refined fuels;

o    Fluctuations in the unit cost of propane, fuel oil and other refined fuels;

o The ability of the Partnership to compete with other suppliers of propane, fuel oil and other energy sources;

o The impact on propane, fuel oil and other refined fuel prices and supply from the political, military and economic instability of the oil producing nations, global terrorism and other general economic conditions;

o The ability of the Partnership to realize fully, or within the expected time frame, the expected cost savings and synergies from the acquisition of Agway Energy;

o The ability of the Partnership to acquire and maintain reliable transportation for its propane, fuel oil and other refined fuels;

o    The ability of the Partnership to retain customers;

o The impact of energy efficiency and technology advances on the demand for propane and fuel oil;

o    The ability of management to continue to control expenses;

o The impact of changes in applicable statutes and government regulations, or their interpretations, including those relating to the environment and global warming and other regulatory developments on the Partnership's business;

o    The impact of legal proceedings on the Partnership's business;

o The Partnership's ability to implement its expansion strategy into new business lines and sectors; and

o    The Partnership's ability to integrate acquired businesses successfully.

Some of these Forward-Looking Statements are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report. On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings that the Partnership makes with the Securities and Exchange Commission (the "SEC"), in the press releases or in oral statements made by or with the approval of one of its authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking or Cautionary Statements, which reflect management's opinions only as of the date made. The Partnership undertakes no obligation to update any Forward-Looking or Cautionary Statement. All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               DECEMBER 27,        SEPTEMBER 27,
                                                                                  2003                    2003
                                                                             ---------------      ---------------
ASSETS
Current assets:
    Cash and cash equivalents                                                $        52,646      $        15,765
    Accounts receivable, less allowance for doubtful accounts
       of $4,847 and $2,519, respectively                                            147,606               36,437
    Inventories                                                                       66,866               41,510
    Prepaid expenses and other current assets                                         21,762                5,200
                                                                             ---------------      ---------------
               Total current assets                                                  288,880               98,912
Property, plant and equipment, net                                                   431,653              312,790
Goodwill                                                                             275,447              243,236
Other intangible assets, net                                                          28,161                1,035
Other assets                                                                          19,864                9,657
                                                                             ---------------      ---------------
               Total assets                                                  $     1,044,005      $       665,630
                                                                             ===============      ===============


LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable                                                         $        74,195      $        26,204
    Accrued employment and benefit costs                                              25,206               20,798
    Current portion of long-term borrowings                                           42,910               42,911
    Accrued insurance                                                                  9,210                7,810
    Customer deposits and advances                                                    57,886               23,958
    Accrued interest                                                                  14,875                7,457
    Other current liabilities                                                         18,022                8,575
                                                                             ---------------      ---------------
              Total current liabilities                                              242,304              137,713
Long-term borrowings                                                                 515,915              340,915
Postretirement benefits obligation                                                    33,587               33,435
Accrued insurance                                                                     17,830               20,829
Accrued pension liability                                                             43,509               42,136
Other liabilities                                                                     12,682                6,524
                                                                             ---------------      ---------------
               Total liabilities                                                     865,827              581,552
                                                                             ---------------      ---------------

Commitments and contingencies

Partners' capital:
    Common Unitholders (30,257 and 27,256 units issued and outstanding
       at December 27, 2003 and September 27, 2003, respectively)                    260,563              165,950
    General Partner                                                                    1,634                1,567
    Deferred compensation                                                             (5,954)              (5,795)
    Common Units held in trust, at cost                                                5,954                5,795
    Unearned compensation                                                             (5,378)              (2,171)
    Accumulated other comprehensive loss                                             (78,641)             (81,268)
                                                                             ---------------      ---------------
              Total partners' capital                                                178,178               84,078
                                                                             ---------------      ---------------
              Total liabilities and partners' capital                        $     1,044,005      $       665,630
                                                                             ===============      ===============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                            -------------------------------------------
                                                                               DECEMBER 27,              DECEMBER 28,
                                                                                  2003                      2002
                                                                            -----------------         -----------------
Revenues
  Propane                                                                   $         187,200         $         173,307
  Other                                                                                33,911                    26,281
                                                                            -----------------         -----------------
                                                                                      221,111                   199,588

Costs and expenses
  Cost of products sold                                                               110,299                    92,481
  Operating                                                                            63,196                    58,873
  General and administrative                                                           10,502                     9,021
  Depreciation and amortization                                                         7,229                     6,973
                                                                            -----------------         -----------------
                                                                                      191,226                   167,348

Income before interest expense and provision for income taxes                          29,885                    32,240
Interest expense, net                                                                   9,711                     8,856
                                                                            -----------------         -----------------

Income before provision for income taxes                                               20,174                    23,384
Provision for income taxes                                                                 83                       130
                                                                            -----------------         -----------------
Net income                                                                  $          20,091         $          23,254
                                                                            =================         =================

General Partner's interest in net income                                    $             508         $             591
                                                                            -----------------         -----------------
Limited Partners' interest in net income                                    $          19,583         $          22,663
                                                                            =================         =================

Net income per Common Unit - basic                                          $            0.71         $            0.92
                                                                            -----------------         -----------------
Weighted average number of Common Units outstanding - basic                            27,626                    24,631
                                                                            -----------------         -----------------

Net income per Common Unit - diluted                                        $            0.71         $            0.92
                                                                            -----------------         -----------------
Weighted average number of Common Units outstanding - diluted                          27,718                    24,679
                                                                            -----------------         -----------------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                           ----------------------------------------
                                                                             DECEMBER 27,             DECEMBER 28,
                                                                                2003                     2002
                                                                           ---------------          ---------------
Cash flows from operating activities:
     Net income                                                            $        20,091          $        23,254
     Adjustments to reconcile net income to net cash
      provided by operations:
          Depreciation expense                                                       7,106                    6,856
          Amortization of intangible assets                                            123                      117
          Amortization of debt origination costs                                       250                      347
          Amortization of unearned compensation                                        270                      217
          Gain on disposal of property, plant and
            equipment, net                                                             (82)                    (346)
     Changes in assets and liabilities, net of acquisition:
          (Increase) in accounts receivable                                        (39,378)                 (37,640)
          (Increase) in inventories                                                (11,660)                  (2,242)
          (Increase)/decrease in prepaid expenses and
            other current assets                                                    (1,800)                   1,670
          Increase in accounts payable                                              26,901                   13,524
          Increase/(decrease) in accrued employment
            and benefit costs                                                        2,305                   (2,732)
          Increase in accrued interest                                               7,418                    8,028
          Increase/(decrease) in other accrued liabilities                           1,346                   (3,159)
          (Increase) in other noncurrent assets                                       (130)                    (760)
          (Decrease)/increase in other noncurrent liabilities                       (1,199)                   1,244
                                                                           ---------------          ---------------
               Net cash provided by operating activities                            11,561                    8,378
                                                                           ---------------          ---------------
Cash flows from investing activities:
      Capital expenditures                                                          (5,164)                  (3,254)
      Aquisition of Agway Energy, net of cash acquired                            (209,976)                    --
      Proceeds from sale of property, plant and equipment                              145                      693
                                                                           ---------------          ---------------
               Net cash used in investing activities                              (214,995)                  (2,561)
                                                                           ---------------          ---------------
Cash flows from financing activities:
      Long-term debt repayments                                                       --                        (58)
      Long-term debt issuance                                                      175,000
      Expenses associated with debt agreements                                      (5,797)                    --
      Net proceeds from issuance of Common Units                                    87,566                     --
      Partnership distributions                                                    (16,454)                 (14,533)
                                                                           ---------------          ---------------
               Net cash provided by/(used in) financing activities                 240,315                  (14,591)
                                                                           ---------------          ---------------
Net increase/(decrease) in cash and cash equivalents                                36,881                   (8,774)
Cash and cash equivalents at beginning of period                                    15,765                   40,955
                                                                           ---------------          ---------------
Cash and cash equivalents at end of period                                 $        52,646          $        32,181
                                                                           ===============          ===============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                          Common
                                    Number of         Common          General          Deferred          Units in
                                  Common Units     Unitholders        Partner        Compensation          Trust
                                  ------------     -----------        -------        ------------          -----
Balance at September  27, 2003       27,256         $ 165,950         $ 1,567          $ (5,795)          $ 5,795
Net income                                             19,583             508
Other comprehensive loss:
  Net unrealized gains on cash
    flow hedges
  Reclassification of realized
    losses on cash flow hedges into
    earnings

Comprehensive income

Partnership distributions                             (16,013)           (441)
Sale of Common Units under public
    offering, net of expenses         2,990            87,566
Common Units issued under
    Restricted Unit Plan                 11
Common Units distributed
    into trust                                                                             (159)              159
Grants issued under Restricted
    Unit Plan, net of forfeitures                       3,477
Amortization of Restricted
    Unit Plan, net of forfeitures
                                    -------        ----------        --------          --------           -------
Balance at December 27, 2003         30,257         $ 260,563         $ 1,634          $ (5,954)          $ 5,954
                                    =======        ==========        ========          ========           =======
                                                    Accumulated
                                                        Other          Total
                                       Unearned     Comprehensive    Partners'   Comprehensive
                                     Compensation       (Loss)        Capital       Income
                                     ------------       ------        -------       ------
Balance at September  27, 2003          $ (2,171)      $(81,268)      $84,078
Net income                                                             20,091       $ 20,091
Other comprehensive loss:
  Net unrealized gains on cash
    flow hedges                                           2,108         2,108          2,108
  Reclassification of realized
    losses on cash flow hedges into
    earnings                                                519           519            519
                                                                                    --------
Comprehensive income                                                                $ 22,718
                                                                                    ========
Partnership distributions                                             (16,454)
Sale of Common Units under public
    offering, net of expenses                                          87,566
Common Units issued under
    Restricted Unit Plan                                                    -
Common Units distributed
    into trust                                                              -
Grants issued under Restricted
    Unit Plan, net of forfeitures         (3,477)                           -
Amortization of Restricted
    Unit Plan, net of forfeitures            270                          270
                                        --------       --------      --------
Balance at December 27, 2003            $ (5,378)      $(78,641)     $178,178
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

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Suburban Propane Partners, L.P. (the "Partnership"), its partner and its direct and indirect subsidiaries. All significant intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. They include all adjustments that the Partnership considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed. These financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the fiscal year ended September 27, 2003, including management's discussion and analysis of financial condition and results of operations contained therein. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

FISCAL PERIOD. The Partnership's fiscal periods end on the Saturday nearest the end of the quarter.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Partnership enters into a combination of exchange-traded futures and option contracts, forward contracts and in certain instances, over-the-counter options (collectively "derivative instruments") to manage the price risk associated with future purchases of the commodities used in its operations, principally propane and heating oil, as well as to ensure supply during periods of high demand. All derivative instruments are reported on the balance sheet, within other current assets or other current liabilities, at their fair values. On the date that futures, forward and option contracts are entered into, the Partnership makes a determination as to whether the derivative instrument qualifies for designation as a hedge. Changes in the fair value of derivative instruments are recorded each period in current period earnings or other comprehensive income/(loss) ("OCI"), depending on whether a derivative instrument is designated as a hedge and, if it is, the type of hedge. For derivative instruments designated as cash flow hedges, the Partnership formally assesses, both at the hedge contract's inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in OCI to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of cash flow hedges are recognized in cost of products sold immediately. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings within operating expenses. A portion of the Partnership's option contracts are not classified as hedges and, as such, changes in the fair value of these derivative instruments are recognized within operating expenses as they occur.

At December 27, 2003, the fair value of derivative instruments described above resulted in derivative assets of $8,365 included within prepaid expenses and other current assets and derivative liabilities of $2,473 included within other current liabilities. Operating expenses include unrealized (non-cash) losses in the amount of $793 and $1,024 for the three months ended December 27, 2003 and December 28, 2002, respectively, attributable to the change in fair value of derivative instruments not designated as hedges. At December 27, 2003, unrealized gains on derivative instruments designated as cash flow hedges in the amount of $1,498 were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities market, the corresponding value in OCI is subject to change prior to its impact on earnings.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates have been made by management in the areas of insurance and litigation reserves, environmental reserves, pension and other postretirement benefit liabilities and costs, valuation of derivative instruments, asset valuation assessment, as well as the allowance for doubtful accounts. Actual results could differ from those estimates, making it reasonably possible that a change in these estimates could occur in the near term.

2.   ACQUISITION OF AGWAY ENERGY

On December 23, 2003, the Partnership closed on the purchase of substantially all of the assets and operations of Agway Energy Products, LLC, Agway Energy Services, Inc. and Agway Energy Services PA, Inc. (collectively referred to as "Agway Energy") for $206,000 in cash, subject to certain purchase price adjustments, pursuant to an asset purchase agreement dated November 10, 2003 (the "Acquisition"). Agway Energy, based in Syracuse, New York, is a leading regional marketer of propane, fuel oil, gasoline and diesel fuel primarily in New York, Pennsylvania, New Jersey and Vermont. To complement its core marketing and delivery business, Agway Energy also installs and services a wide variety of home comfort equipment, particularly in the areas of heating, ventilation and air conditioning. The Acquisition is consistent with the Partnership's business strategy of prudently pursuing acquisitions of retail propane distributors and other energy-related businesses that can complement or supplement its core propane operations and also expands our presence in the northeast energy market.

The Acquisition was financed through net proceeds of $87,566 from the issuance of 2,990,000 Common Units in December 2003 (see Note 10) with the remainder funded by a portion of the net proceeds from the offering of unsecured 6.875% senior notes (see Note 6). The results of Agway Energy have been included in the Partnership's consolidated financial statements from the date of the Acquisition. A final determination of purchase accounting adjustments, including the allocation of the purchase price to the assets acquired and liabilities assumed based on their respective fair values, has not yet been finalized as of December 27, 2003. As of December 27, 2003, the cost of the Acquisition has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations are finalized. The preliminary allocation has resulted in acquired goodwill of approximately $32,200.

The following unaudited pro forma information presents the results of operations of the Partnership as if the Acquisition had occurred at the beginning of the periods shown. The pro forma information, however, is not necessarily indicative of the results that would have resulted had the Acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

                                                         THREE MONTHS ENDED
                                                 ----------------------------------------
                                                   DECEMBER 27,          DECEMBER 28,
                                                       2003                  2002
                                                 ------------------   -------------------
Revenues                                           $       389,436      $        385,844
Net income                                                  24,259                33,582
Income per Common Unit - basic and diluted         $          0.78      $           1.18

3.   INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane and refined fuels and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

                                       DECEMBER 27,         SEPTEMBER 27,
                                           2003                  2003
                                     ------------------   -------------------
Propane and refined fuels               $       54,135       $        34,033
Appliances                                      12,731                 7,477
                                     ------------------   -------------------
                                        $       66,866       $        41,510
                                     ==================   ===================

4.   INCOME PER UNIT

Basic income per Common Unit is computed by dividing income, after deducting the General Partner's approximate 2.5% interest, by the weighted average number of outstanding Common Units. Diluted income per Common Unit is computed by dividing income, after deducting the General Partner's approximate 2.5% interest, by the weighted average number of outstanding Common Units and time vested Restricted Units granted under the 2000 Restricted Unit Plan. In computing diluted income per Common Unit, weighted average units outstanding used to compute basic income per Common Unit were increased by 91,422 units and 47,485 units for the three months ended December 27, 2003 and December 28, 2002, respectively, to reflect the potential dilutive effect of the time vested Restricted Units outstanding using the treasury stock method. Net income is allocated to the Common Unitholders and the General Partner in accordance with their respective Partnership ownership interests, after giving effect to any priority income allocations for incentive distributions allocated to the General Partner.

5.   DISTRIBUTIONS OF AVAILABLE CASH

The Partnership makes distributions to its partners approximately 45 days after the end of each fiscal quarter of the Partnership in an aggregate amount equal to its Available Cash for such quarter. Available Cash, as defined in the Second Amended and Restated Partnership Agreement, generally means all cash on hand at the end of the respective fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. These reserves are retained for the proper conduct of the Partnership's business, the payment of debt principal and interest and for distributions during the next four quarters. Distributions by the Partnership in an amount equal to 100% of its Available Cash will generally be made 98.29% to the Common Unitholders and 1.71% to the General Partner prior to the public offering described in Note 10 (the "Public Offering"), and 98.46% to the Common Unitholders and 1.54% to the General Partner subsequent to the Public Offering, subject to the payment of incentive distributions to the General Partner to the extent the quarterly distributions exceed a target distribution of $0.55 per Common Unit.

As defined in the Second Amended and Restated Partnership Agreement, the General Partner has certain Incentive Distribution Rights ("IDRs") which represent an incentive for the General Partner to increase distributions to Common Unitholders in excess of the target quarterly distribution of $0.55 per Common Unit. With regard to the first $0.55 per Common Unit of quarterly distributions paid in any given quarter, 98.46% of the Available Cash is distributed to the Common Unitholders and 1.54% is distributed to the General Partner (98.29% and 1.71%, respectively, prior to the Public Offering). With regard to the balance of quarterly distributions in excess of the $0.55 per Common Unit target distribution, 85% of the Available Cash is distributed to the Common Unitholders and 15% is distributed to the General Partner.

On January 22, 2004, the Partnership declared a quarterly distribution of $0.5875 per Common Unit, or $2.35 on an annualized basis, in respect of the first quarter of fiscal 2004 payable on February 10, 2003 to holders of record on

February 3, 2004. This quarterly distribution includes incentive distribution rights payable to the General Partner to the extent the quarterly distribution exceeds $0.55 per Common Unit.

6.   LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

                                                          DECEMBER 27,          SEPTEMBER 27,
                                                              2003                  2003
                                                        ------------------    ------------------
Senior Notes, 7.54%, due June 30, 2011                     $      340,000         $     340,000
Senior Notes, 6.875%, due December 15, 2013                       175,000                     -
Senior Notes, 7.37%, due June 30, 2012                             42,500                42,500
Note payable, 8%, due in annual installments
     through 2006                                                   1,322                 1,322
Amounts outstanding under the Revolving
     Credit Agreement                                                   -                     -
Other long-term liabilities                                             3                     4
                                                        ------------------    ------------------
                                                                  558,825               383,826
Less: current portion                                              42,910                42,911
                                                        ------------------    ------------------
                                                           $      515,915         $     340,915
                                                        ==================    ==================

On December 23, 2003, the Partnership and Suburban Energy Finance Corporation, the co-issuer and wholly-owned subsidiary of the Partnership, issued $175,000 aggregate principal amount of Senior Notes (the "2003 Senior Notes") with an annual interest rate of 6.875% through a private placement under Rule 144A and Regulation S of the Securities Act of 1933. The Partnership's obligations under the 2003 Senior Notes are unsecured and will rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The 2003 Senior Notes are structurally subordinated to, which means they rank effectively behind, the senior notes and other liabilities of the Partnership's subsidiary operating partnership, Suburban Propane, L.P. (the "Operating Partnership"). The Partnership has agreed, pursuant to a registration rights agreement, to file a registration statement with the Securities and Exchange Commission to register publicly-tradable notes exchangeable for the 2003 Senior Notes with substantially the same terms as the 2003 Senior Notes. The 2003 Senior Notes will mature December 15, 2013, and require semiannual interest payments beginning on June 15, 2004. The Partnership may redeem some or all of the 2003 Senior Notes any time on or after December 15, 2008, at redemption prices specified in the indenture governing the 2003 Senior Notes (the "2003 Senior Note Agreement"). The 2003 Senior Note Agreement contains certain restrictions applicable to the Partnership and certain of its subsidiaries with respect to (i) the incurrence of additional indebtedness; and
(ii) liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.

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

On July 1, 2002, the Operating Partnership received net proceeds of $42,500 from the issuance of 7.37% Senior Notes due June, 2012 (the "2002 Senior Notes") and used the funds to pay the first annual principal payment of $42,500 due under the 1996 Senior Note Agreement. The Operating Partnership's obligations under the agreement governing the 2002 Senior Notes (the "2002 Senior Note Agreement") are unsecured and rank on an equal and ratable basis with the Operating Partnership's obligations under the 1996 Senior Note Agreement and the Revolving

Credit Agreement. Rather than refinance the second annual principal payment of $42,500 due under the 1996 Senior Note Agreement, the Partnership elected to repay this principal payment on June 30, 2003.

On May 8, 2003, the Operating Partnership entered into the Second Amended and Restated Credit Agreement which extended the Revolving Credit Agreement until May 31, 2006 (as amended and restated, the "Revolving Credit Agreement"). The Revolving Credit Agreement provides a $75,000 working capital facility and a $25,000 acquisition facility. Borrowings under the Revolving Credit Agreement bear interest at a rate based upon either LIBOR plus a margin, Wachovia National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .375% to .50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of December 27, 2003 and September 27, 2003, there were no borrowings outstanding under the Revolving Credit Agreement.

The 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement contain various restrictive and affirmative covenants applicable to the Operating Partnership; including (a) maintenance of certain financial tests, including, but not limited to, a leverage ratio less than 5.0 to 1, an interest coverage ratio in excess of 2.50 to 1 and a leverage ratio of less than 5.25 to 1 when the underfunded portion of the Partnership's pension obligations is used in the computation of the ratio, (b) restrictions on the incurrence of additional indebtedness, and (c) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the 1996 Senior Note Agreement, the 2002 Senior Note Agreement, 2003 Senior Note Agreement and the Revolving Credit Agreement as of December 27, 2003.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendments to, the Partnership's Senior Notes and Revolving Credit Agreement were capitalized within other assets and are being amortized on a straight-line basis over the term of the respective debt agreements. In connection with the issuance of the 2003 Senior Notes, the Partnership incurred debt origination costs of $5,675 which were capitalized within other assets and will be amortized over the 10-year maturity of the 2003 Senior Notes. Other assets at December 27, 2003 and September 27, 2003 include debt origination costs with a net carrying amount of $11,529 and $5,960, respectively. Aggregate amortization expense related to deferred debt origination costs included within interest expense for the three months ended December 27, 2003 and December 28, 2002 was $250 and $347, respectively.

Interest expense, net for the three months ended December 27, 2003 included a one-time fee of $1,936 related to a financing commitment received in connection with the Acquisition.

7.   2000 RESTRICTED UNIT PLAN

During the first quarter of fiscal 2004, the Partnership awarded 115,730 Restricted Units under the 2000 Restricted Unit Plan at an aggregate value of $3,546. Restricted Units issued under the 2000 Restricted Unit Plan vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the issuance date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the issuance date. Restricted Unit Plan participants are not eligible to receive quarterly distributions or vote their respective Restricted Units until vested. Restrictions also limit the sale or transfer of the Common Units by the award recipients during the restricted periods. The value of the Restricted Unit is established by the market price of the Common Units at the date of grant. Restricted Units are subject to forfeiture in certain circumstances as defined in the 2000 Restricted Unit Plan. Upon award of Restricted Units, the unamortized unearned compensation value is shown as a reduction to partners' capital. The unearned compensation is amortized ratably to expense over the restricted periods.

8.   COMMITMENTS AND CONTINGENCIES

The Partnership is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At December 27, 2003 and September 27, 2003, the Partnership had accrued insurance liabilities of $27,040 and $28,639, respectively, representing the total estimated losses under these self-insurance programs. The Partnership is also involved in various legal actions that have arisen in the normal course of business, including those relating to commercial transactions and product liability. Management believes, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership's financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insurance claims.

The Partnership is subject to various laws and governmental regulations concerning environmental matters and expects that it will be required to expend funds to participate in remediation of these matters. In connection with the Acquisition, the Partnership acquired certain surplus properties with either known or probable environmental exposure, some of which are currently in varying stages of investigation, remediation or monitoring. Additionally, the Partnership identified that certain active sites acquired contained environmental exposures which may require further investigation, future remediation or ongoing monitoring activities. The environmental exposures include instances of soil and/or groundwater contamination associated with the handling and storage of fuel oil, gasoline and diesel fuel. In the preliminary allocation of the purchase price to the assets acquired and liabilities assumed in the Acquisition, the Partnership established an environmental reserve of $7,000 ($2,500 within current liabilities and $4,500 within other long-term liabilities). This reserve estimate was based on our current best estimate of future costs for environmental investigations, remediation and ongoing monitoring activities associated with acquired properties with either known or probable environmental exposures.

Under the Purchase and Sale Agreement, however, the sellers have set aside $15,000 from the total purchase price in a separate escrow account to fund any such future environmental costs and expenses. Accordingly, in the preliminary allocation of the purchase price, the Partnership established a corresponding asset in the amount of $7,000 ($2,500 within other current assets and $4,500 within other assets) related to the future reimbursement from escrowed funds for environmental spending. Under the terms of the Purchase and Sale Agreement, the escrowed funds will be used to fund such environmental costs and expenses during the first three years following the closing date of the Acquisition. Subject to amounts withheld with respect to any pending claims made prior to the third anniversary of the closing date of the Acquisition, any remaining escrowed funds will be remitted to the sellers at the end of the three-year period.

Estimating the extent of the Partnership's responsibility for a particular site and the method and ultimate cost of remediation of that site requires a number of assumptions and estimates on the part of management. As a result, the ultimate outcome of remediation of the sites may differ from current estimates. As additional information becomes available, estimates will be adjusted as necessary. Based on information currently available, and taking into consideration the level of the environmental reserve and the $15,000 environmental escrow, management believes that any liability that may ultimately result from changes in current estimates will not have a material impact on the results of operations, financial position or cash flows of the Partnership.

9.   GUARANTEES

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2009. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the equipment's fair value at the end of their lease term have historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $17,747. Of this amount, the fair value of residual value guarantees for operating leases entered into after December 31, 2002 was $2,067 which is reflected in other liabilities, with a corresponding amount included within other assets, in the accompanying condensed consolidated balance sheet as of December 27, 2003 and September 27, 2003.

10.  PUBLIC OFFERING

On December 16, 2003, the Partnership sold 2,600,000 Common Units in a public offering at a price of $30.90 per Common Unit realizing proceeds of $76,026, net of underwriting commissions and other offering expenses. On December 23, 2003, following the underwriters' full exercise of their over-allotment option, the Partnership sold an additional 390,000 Common Units at $30.90 per Common Unit, generating additional net proceeds of $11,540. The aggregate net proceeds of $87,566 were used to fund a portion of the purchase price for the Acquisition. These transactions increased the total number of Common Units outstanding to 30,256,767. As a result of the Public Offering, the combined General Partner interest in the Partnership was reduced from 1.71% to 1.54% while the Common Unitholder interest in the Partnership increased from 98.29% to 98.46%.

11.  RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits" (the "revised SFAS 132"). The revised SFAS 132 replaces the current SFAS 132, of the same title. The revised SFAS 132 requires additional disclosures regarding types of plan assets held, investment strategies, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost/(expense). The revised SFAS 132 is effective for interim disclosures in the Partnership's 10-Q for the second quarter ended March 27, 2004 and for annual disclosures in the Partnership's 10-K for the year ended September 25, 2004.

12.  SUBSEQUENT EVENT

On January 9, 2004, subsequent to the end of the first quarter of fiscal 2004, the Partnership sold ten customer service centers in Texas, Oklahoma, Missouri and Kansas for total cash proceeds of $23,000, plus payment for working capital at the closing date. This divestiture is in line with the Partnership's strategy of divesting operations in slower growing or non-strategic markets in an effort to identify opportunities to optimize the return on assets employed. The Partnership will record a gain on sale of approximately $14,000, which will be reflected in the consolidated statement of operations during the second quarter of fiscal 2004. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the individual captions on the consolidated statements of operations for the three months ended December 27, 2003 and December 28, 2002 exclude the results from these discontinued operations. The net impact on the Partnership's discontinued operations was not significant for the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three months ended December 27, 2003. The discussion should be read in conjunction with the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the most recent fiscal year ended September 27, 2003.

FACTORS THAT AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION

PRODUCT COSTS

     The level of profitability in the retail propane and fuel oil businesses is largely dependent on the difference between retail sales price and product cost. The unit cost of propane and fuel oil is subject to volatile changes as a result of product supply or other market conditions, including, but not limited to, economic and political factors impacting crude oil and natural gas supply or pricing. Product cost changes can occur rapidly over a short period of time and can impact profitability. There is no assurance that we will be able to pass on product cost increases fully or immediately, particularly when product costs increase rapidly. Therefore, average retail sales prices can vary significantly from year to year as product costs fluctuate with propane, fuel oil, crude oil and natural gas commodity market conditions.

SEASONALITY

     The retail propane and fuel oil distribution businesses are seasonal because of propane and fuel oil's primary use for heating in residential and commercial buildings. Historically, approximately two-thirds of our retail propane volume is sold during the six-month peak heating season from October through March. Consequently, sales and operating profits are concentrated in our first and second fiscal quarters. Cash flows from operations, therefore, are greatest during the second and third fiscal quarters when customers pay for products purchased during the winter heating season. Lower operating profits and either net losses or lower net income during the period from April through September (our third and fourth fiscal quarters) are expected. To the extent necessary, we will reserve cash from the second and third quarters for distribution to Common Unitholders in the first and fourth fiscal quarters.

WEATHER

     Weather conditions have a significant impact on the demand for propane and fuel oil for both heating and agricultural purposes. Many of our customers rely heavily on propane or fuel oil as a heating fuel. Accordingly, the volume sold is directly affected by the severity of the winter weather in our service areas, which can vary substantially from year to year. In any given area, sustained warmer-than-normal temperatures will tend to result in reduced propane and fuel oil use, while sustained colder-than-normal temperatures will tend to result in greater use.

RISK MANAGEMENT

     Product supply contracts are generally one-year agreements subject to annual renewal and generally permit suppliers to charge posted market prices (plus transportation costs) at the time of delivery or the current prices established at major delivery points. Since rapid increases in the cost of propane or fuel oil may not be immediately passed on to retail customers, such increases could reduce profit margins. We engage in risk management activities to reduce the effect of price volatility on our product costs and to help ensure the availability of product during periods of short supply. We are currently a party to propane and fuel oil futures contracts traded on the New York Mercantile Exchange (the "NYMEX") and enter into forward and option agreements with third parties to purchase and sell propane or fuel oil at fixed prices in the future. Risk management activities are monitored by an internal Risk Committee, made up of five members of management, through enforcement of our Commodity Trading Policy and reported to our Audit Committee. Risk management transactions may not always result in increased product margins. See the additional discussion in Item 3 of this Quarterly Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring management to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We are also subject to risks and uncertainties that may cause actual results to differ from estimated results. Estimates are used when accounting for depreciation and amortization of long-lived assets, employee benefit plans, self-insurance and legal reserves, environmental reserves, allowance for doubtful accounts, asset valuation assessment and valuation of derivative instruments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known to us.

     Our significant accounting policies are summarized in Note 2 - Summary of Significant Accounting Policies included within the Notes to Consolidated Financial Statements section of the Annual Report on Form 10-K for the most recent fiscal year ended September 27, 2003. We believe that the following are our critical accounting policies:

REVENUE RECOGNITION. We recognize revenue from the sale of propane and fuel oil at the time product is delivered to the customer. Revenue from the sale of appliances and equipment is recognized at the time of sale or when installation is complete, as applicable. Revenue from repair and maintenance activities is recognized upon completion of the service.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate our allowance for doubtful accounts using a specific reserve for known or anticipated uncollectible accounts, as well as an estimated reserve for potential future uncollectible accounts taking into consideration our historical write-offs. If the financial condition of one or more of our customers were to deteriorate resulting in an impairment in their ability to make payments, additional allowances could be required.

PENSION AND OTHER POSTRETIREMENT BENEFITS. We estimate the rate of return on plan assets, the discount rate to estimate the present value of future benefit obligations and the cost of future health care benefits in determining our annual pension and other postretirement benefit costs. In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in market conditions may materially affect our pension and other postretirement obligations and our future expense. See the Liquidity and Capital Resources section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended September 27, 2003 for additional disclosure regarding pension and other postretirement benefits.

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

EXECUTIVE SUMMARY OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     During the first quarter of fiscal 2004, we experienced several significant events that are expected to transform the future of our Partnership, highlighted by the acquisition, on December 23, 2003, of substantially all of the assets and operations of Agway Energy for $206.0 million in cash, subject to post-closing purchase price adjustments (the "Acquisition"). Agway Energy is a leading regional marketer of propane, fuel oil, gasoline and diesel fuel primarily in New York, Pennsylvania, New Jersey and Vermont, serving over 400,000 residential, commercial and agricultural customers. Agway Energy also has an extensive presence in the northeast market in the service, maintenance and installation of a wide variety of home comfort equipment, particularly in the area of heating, ventilation and air conditioning ("HVAC"). In the northeast energy market, the addition of Agway Energy is expected to (i) significantly expand our presence, (ii) expand our product offerings to include fuel oil, gasoline and diesel fuel as a complement to our propane distribution, (iii) enhance our service offerings to our customer base through the addition of Agway Energy's HVAC business, and (iv) provide opportunities for cost savings in the combined business from integrating back office functions, office space and certain field operations. The results of Agway Energy have been included in our consolidated results of operations for the three months ended December 27, 2003 since the date of the Acquisition (December 23, 2003).

     The total cost of the Acquisition of approximately $210.0 million, consisting of the $206.0 million purchase price, plus fees and expenses associated with the Acquisition, was funded through a combination of net proceeds from the issuance of 2,990,000 Common Units and the issuance of 6.875% senior notes during December 2003. During December 2003, we successfully completed the issuance of 2,990,000 Common Units (including 390,000 upon the underwriters' full exercise of their over-allotment option) at a price of $30.90 per Common Unit resulting in net proceeds of approximately $87.6 million which were used to fund a portion of the total cost of the Acquisition. The issuance of additional Common Units increased the total number of outstanding Common Units to 30,256,767. Additionally, concurrent with the December 23, 2003 closing of the Acquisition, we issued $175.0 million in aggregate principal amount of our unsecured 6.875% senior notes due in 2013 for net proceeds of approximately $169.3 million, after deducting the underwriting discount and certain costs and expenses associated with the offering. We used approximately $122.4 million from the issuance of the 6.875% senior notes to fund the remainder of the total cost of the Acquisition and the remaining net proceeds will be used for general partnership purposes, which may include working capital purposes, capital expenditures or debt reduction.

     From an operational perspective, the impact of the contribution from Agway Energy was not significant for the three months ended December 27, 2003 as a result of the close proximity of the closing date of the Acquisition to the end of our first fiscal quarter of 2004. Our results of operations for the three months ended December 27, 2003 were most impacted by the warmer-than-normal average temperatures across all of our service areas for the first quarter of fiscal 2004. Nationwide average temperatures, as reported by the National Oceanic and Atmospheric Administration ("NOAA"), averaged 7% warmer than normal in the first quarter of fiscal 2004 compared to 2% colder than normal in the prior year quarter, or 9% warmer temperatures year-over-year. As a result of the warmer-than-normal average temperatures, our retail propane volumes declined 8.0 million gallons, or 5.7%, to 131.9 million gallons for the three months ended December 27, 2003 compared to 139.9 million gallons in the prior year quarter.

     Combined operating and general and administrative expenses increased $5.8 million, or 8.5%, to $73.7 million for the three months ended December 27, 2003. The increase was primarily as a result of $3.1 million higher employee compensation and benefit related expenses, $0.4 million higher pension costs, $0.4 million higher insurance costs, as well as from the addition of the Agway Energy operations from the date of Acquisition. As a result of the lower retail propane gallons sold and the increase in combined operating and general and administrative expenses, EBITDA (as defined and reconciled below) of $37.1 million for the three months ended December 27, 2003 was $2.1 million, or 5.4%, lower than EBITDA of $39.2 million in the prior year quarter.

     Interest expense, net increased $0.8 million, or 9.0%, to $9.7 million in the first quarter of fiscal 2004 compared to $8.9 million in the prior year quarter, primarily as a result of a one-time fee of $1.9 million related to financing commitments for the Acquisition of Agway Energy. Offsetting the impact of the one-time fee of $1.9 million, net interest expense decreased as a result of lower amounts outstanding under our Revolving Credit Agreement and $42.5 million lower amounts outstanding under our 7.54% senior notes. We had no amounts outstanding under our Revolving Credit Agreement as of December 27, 2003 and ended the quarter with approximately $52.6 million in cash and cash equivalents at December 27, 2003.

     As we look ahead to the remainder of fiscal 2004, our operations may be impacted by certain factors beyond our control, including, but not limited to, a volatile commodity price environment and continued warmer weather conditions in our service areas. Additionally, we will be faced with a new set of challenges as we look to successfully integrate the Agway Energy operations over the next several quarters. This integration will require management's attention, as well as additional capital resources as we integrate systems, processes and facilities. Based on our current estimates of our cash flow from operations, our strong cash position at the end of the first quarter of fiscal 2004 and our availability under the Revolving Credit Agreement (unused borrowing capacity under the working capital facility of $69.5 million at December 27, 2003), we expect to have sufficient funds to meet our current and future obligations, including the additional cash requirements to fund our integration efforts.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 27, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 28, 2002

     Revenues. Revenues increased 10.8%, or $21.5 million, to $221.1 million for the three months ended December 27, 2003 compared to $199.6 million for the three months ended December 28, 2002. Revenues from retail propane activities increased $11.1 million, or 6.6%, to $178.8 million for the three months ended December 27, 2003 compared to $167.7 million in the prior year quarter. This increase is the result of an increase in average selling prices, offset to an extent by a decrease in retail gallons sold. Average selling prices increased approximately 12.0% as a result of sustained higher commodity prices for propane. The average posted price of propane during the first quarter of fiscal 2004 increased approximately 17% compared to the average posted prices in the prior year quarter. Retail propane gallons sold decreased 8.0 million gallons, or 5.7%, to 131.9 million gallons in the first quarter of fiscal 2004 compared to 139.9 million gallons in the prior year quarter. The decrease in retail propane gallons sold was primarily attributable to warmer nationwide average temperatures during the first quarter of fiscal 2004 compared to the prior year quarter. Temperatures nationwide, as reported by NOAA, averaged 7% warmer than normal in the first quarter of fiscal 2004 compared to 2% colder than normal in the prior year quarter, or 9% warmer temperatures year-over-year.

     Revenues from wholesale and risk management activities of $8.4 million for the three months ended December 27, 2003 increased $2.7 million, compared to revenues of $5.7 million for the three months ended December 28, 2002. The increase in wholesale and risk management activities results from slightly higher volumes sold in the wholesale market, combined with an increase in the average selling prices. Revenue from other sources, including sales of appliances and related parts and services, of $33.9 million for the three months ended December 27, 2003 increased $7.6 million, or 28.9%, compared to other revenue in the prior year quarter of $26.3 million. The increase in other revenues is primarily attributable to the addition of service and maintenance revenues from Agway Energy from the date of the Acquisition.

     Cost of Products Sold. The cost of products sold reported in the consolidated statements of operations represents the weighted average unit cost of propane and fuel oil sold, including transportation costs to deliver product from our supply points to storage or to our customer service centers. Cost of products sold also includes the cost of appliances and related parts sold or installed by our customer service centers computed on a basis that approximates the average cost of the products. Cost of products sold is reported exclusive of any depreciation and amortization as such amounts are reported separately within the consolidated statements of operations.

     Cost of products sold increased $17.8 million, or 19.2%, to $110.3 million for the three months ended December 27, 2003 compared to $92.5 million in the prior year quarter. The increase results primarily from a $15.2 million impact from the aforementioned increase in propane commodity prices resulting in a 20.4% increase in the average unit cost of propane during the three months ended December 27, 2003 compared to the prior year quarter, as well as $4.6 million from higher costs of appliance sales and related parts and services in line with the increase in other revenues noted above. The increases were offset to an extent by a $4.5 million impact of lower retail propane volumes sold. For the three months ended December 27, 2003, cost of products sold represented 49.9% of revenues compared to 46.3% in the prior year period. The increase in the cost of products sold as a percentage of revenues relates primarily to the mix of sales between retail propane and other revenues during the quarter, as well as the impact of the aforementioned increase in wholesale and risk management revenues which have lower margins.

     Operating Expenses. All other costs of operating our retail distribution and appliance sales and service operations are reported within operating expenses in the consolidated statements of operations. These operating expenses include the compensation and benefits of field and direct operating support personnel, costs of operating and maintaining our vehicle fleet, overhead and other costs of our purchasing, training and safety departments and other direct and indirect costs of our customer service centers. Operating expenses increased 7.3%, or $4.3 million, to $63.2 million for the three months ended December 27, 2003 compared to $58.9 million for the three months ended December 28, 2002. Operating expenses in the first quarter of fiscal 2004 include a $0.8 million unrealized (non-cash) loss representing the net change in fair values of derivative instruments during the quarter, compared to a $1.0 million unrealized loss in the prior year quarter (see Item 3 Quantitative and Qualitative Disclosures About Market Risk for information on our policies regarding the accounting for derivative instruments). In addition to the non-cash impact of changes in the fair value of derivative instruments, operating expenses increased $4.5 million as a result of $2.3 million increased employee compensation and benefit costs, $0.4 million higher pension costs, $0.4 million increased insurance costs and $0.4 million higher medical costs.

     General and Administrative Expenses. All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations. General and administrative expenses of $10.5 million for the three months ended December 27, 2003 were $1.5 million, or 16.7%, higher than the prior year quarter of $9.0 million. The increase was primarily attributable to the impact of $0.8 million higher employee compensation and benefit costs, as well as additional costs incurred during the first quarter of fiscal 2004 in connection with the transition and integration of Agway Energy from the date of the Acquisition.

     Depreciation and Amortization. Depreciation and amortization expense increased 3.7% to $7.2 million for the three months ended December 27, 2003 primarily as a result of the additional depreciation attributable to the acquired assets.

     Income Before Interest Expense and Income Taxes and EBITDA. Income before interest expense and income taxes of $29.9 million in the three months ended December 27, 2003 decreased $2.3 million, or 7.1%, compared to $32.2 million in the prior year quarter. Earnings before interest, taxes, depreciation and amortization ("EBITDA") amounted to $37.1 million for the three months ended December 27, 2003, compared to $39.2 million for the prior year quarter, a decrease of $2.1 million, or 5.4%. The declines in income before interest expense and income taxes and in EBITDA compared to the prior year quarter reflect the impact of lower retail propane volumes attributable to warmer average nationwide temperatures and the higher combined operating and general and administrative expenses described above.

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

                                                                              THREE MONTHS ENDED
                                                                      ----------------------------------
                                                                       DECEMBER 27,         DECEMBER 28,
                                                                          2003                 2002
                                                                      -------------        -------------
Net income                                                            $      20,091        $      23,254
Add:
    Provision for income taxes                                                   83                  130
    Interest expense, net                                                     9,711                8,856
    Depreciation and amortization                                             7,229                6,973
                                                                      -------------        -------------
EBITDA                                                                       37,114               39,213
                                                                      -------------        -------------
Add / (subtract):
    Provision for income taxes                                                  (83)                (130)
    Interest expense, net                                                    (9,711)              (8,856)
    Gain on disposal of property, plant and equipment, net                      (82)                (346)
    Changes in working capital and other assets and liabilities             (15,677)             (21,503)
                                                                      -------------        -------------
Net cash provided by operating activities                             $      11,561        $       8,378
                                                                      =============        =============
Net cash used in investing activities                                 $    (214,995)       $      (2,561)
                                                                      =============        =============
Net cash provided by / (used in) financing activities                 $     240,315        $     (14,591)
                                                                      =============        =============

     Interest Expense. Net interest expense increased $0.8 million, or 9.0%, to $9.7 million in the first quarter of fiscal 2004 compared to $8.9 million in the prior year quarter, primarily as a result of a one-time fee of $1.9 million related to financing commitments for the Acquisition. Offsetting the impact of the one-time fee of $1.9 million, net interest expense decreased as a result of lower amounts outstanding under our Revolving Credit Agreement and $42.5 million lower amounts outstanding under our 7.54% senior notes.

LIQUIDITY AND CAPITAL RESOURCES

     Due to the seasonal nature of the propane and fuel oil businesses, cash flows from operating activities are greater during the winter and spring seasons, our second and third fiscal quarters, as customers pay for products purchased during the heating season. For the three months ended December 27, 2003, net cash provided by operating activities was $11.6 million compared to net cash provided by operating activities of $8.4 million for the three months ended December 28, 2002. The increase of $3.2 million, or 38.1%, was primarily due to a $7.7 million favorable impact of changes in working capital in comparison to the prior year quarter, offset by $3.0 million lower income, including the impact of non-cash items in both periods (depreciation, amortization and gains on disposal of assets). The changes in working capital result primarily from an increase in accounts payable in line with an increased investment in inventories entering the second quarter of fiscal 2004 compared to the prior year, driven primarily by an increase in commodity prices.

     Net cash used in investing activities of $215.0 million for the three months ended December 27, 2003 consisted primarily of the total cost of the Acquisition of Agway Energy of approximately $210.0 million, as well as capital expenditures of $5.2 million (including $0.4 million for maintenance expenditures and $4.8 million to support the growth of operations); offset by net proceeds of $0.2 million from the sale of property, plant and equipment during the first quarter of fiscal 2004. Net cash used in investing activities during the three months ended December 28, 2002 consisted of capital expenditures of $3.3 million (including $0.5 million for maintenance expenditures and

$2.8 million to support the growth of operations), offset to an extent by the net proceeds from the sale of assets of $0.7 million.

     Net cash provided by financing activities for the three months ended December 27, 2003 was $240.3 million as a result of (i) the issuance of $175.0 million aggregate principal amount of 6.875% senior notes due 2013, a portion of which was used to fund a portion of the Acquisition and, (ii) the net proceeds of $87.6 million from a follow-on public offering of 2,990,000 Common Units (including full exercise of the underwriters' over-allotment option) during December 2003 to fund a portion of the Acquisition; offset by (i) the payment of our quarterly distributions of $0.5875 per Common Unit during the first quarter of fiscal 2004 amounting to $16.5 million and, (ii) $5.8 million in fees associated with the issuance of the senior notes noted above. Net cash used in financing activities for the three months ended December 28, 2002 was $14.6 million, reflecting payment of our quarterly distributions of $0.5750 during the first quarter of fiscal 2002.

     On December 23, 2003, we issued $175.0 million aggregate principal amount of senior notes (the "2003 Senior Notes") with an annual interest rate of 6.875% through a private placement under Rule 144A and Regulation S of the Securities Act of 1933. We used approximately $122.4 million from the issuance of the 6.875% senior notes to fund the remainder of the total cost of the Acquisition and the remaining net proceeds will be used for general partnership purposes, which may include working capital purposes, capital expenditures or debt reduction. Our obligations under the 2003 Senior Notes are unsecured and will rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The 2003 Senior Notes are structurally subordinated to, which means they rank effectively behind, the senior notes and other liabilities of the Operating Partnership. We have agreed, pursuant to a registration rights agreement, to file a registration statement with the SEC to register publicly-tradable notes exchangeable for the 2003 Senior Notes with substantially the same terms as the 2003 Senior Notes. The 2003 Senior Notes will mature December 15, 2013, and require semiannual interest payments beginning on June 15, 2004. We may redeem some or all of the 2003 Senior Notes any time on or after December 15, 2008, at redemption prices specified in the indenture governing the 2003 Senior Notes (the "2003 Senior Note Agreement"). The 2003 Senior Note Agreement contains certain restrictions applicable to us and certain of our subsidiaries with respect to (i) the incurrence of additional indebtedness; and (ii) liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.

     On March 5, 1996, pursuant to a Senior Note Agreement (the "1996 Senior Note Agreement"), our Operating Partnership issued $425.0 million of senior notes (the "1996 Senior Notes") with an annual interest rate of 7.54%. Our Operating Partnership's obligations under the 1996 Senior Note Agreement are unsecured and rank on an equal and ratable basis with its obligations under the 2002 Senior Note Agreement and the Revolving Credit Agreement discussed below. Under the terms of the 1996 Senior Note Agreement, our Operating Partnership became obligated to pay the principal on the 1996 Senior Notes in equal annual payments of $42.5 million starting July 1, 2002, with the last such payment due June 30, 2011. On July 1, 2002, we received net proceeds of $42.5 million from the issuance by our Operating Partnership of 7.37% Senior Notes due June, 2012 (the "2002 Senior Notes") and used the funds to pay the first annual principal payment of $42.5 million due under the 1996 Senior Note Agreement. Our Operating Partnership's obligations under the agreement governing the 2002 Senior Notes (the "2002 Senior Note Agreement") are unsecured and rank on an equal and ratable basis with its obligations under the 1996 Senior Note Agreement and the Revolving Credit Agreement. Rather than refinance the second annual principal payment of $42.5 million due under the 1996 Senior Note Agreement, we elected to repay this principal payment on June 30, 2003.

     Our Operating Partnership's Revolving Credit Agreement, which provided a $75.0 million working capital facility and a $25.0 million acquisition facility, matures on May 31, 2006. Borrowings under the Revolving Credit Agreement bear interest at a rate based upon either LIBOR plus a margin, Wachovia National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .375% to .50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of December 27, 2003 and September 27, 2003, there were no borrowings outstanding under the Revolving Credit Agreement. As of December 27, 2003, we had $69.5 million of unused borrowing capacity under the working capital facility of our Revolving Credit Agreement.

     The 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement contain various restrictive and affirmative covenants applicable to the Operating Partnership, including (a) maintenance of certain financial tests, including, but not limited to, a leverage ratio of less than
5.0 to 1, an interest coverage ratio in excess of 2.5 to 1 and a leverage ratio of less than 5.25 to 1 when the underfunded portion of our pension obligations is used in the computation of the ratio, (b) restrictions on the incurrence of additional indebtedness, and (c) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Our Operating Partnership was in compliance with all covenants and terms of all of its debt agreements as of December 27, 2003 and at the end of each fiscal quarter for all periods presented.

     We will make distributions in an amount equal to all of our Available Cash, as defined in the Second Amended and Restated Partnership Agreement, approximately 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. The Board of Supervisors reviews the level of Available Cash on a quarterly basis based upon information provided by management. On January 22, 2004, we declared a quarterly distribution of $0.5875 per Common Unit, or $2.35 on an annualized basis, in respect of the first quarter of fiscal 2004 payable on February 10, 2004 to Common Unitholders of record on February 3, 2004.

     Quarterly distributions include Incentive Distribution Rights ("IDRs") payable to the General Partner to the extent the quarterly distribution exceeds $0.55 per Common Unit. The IDRs represent an incentive for the General Partner (which is owned by the management of the Partnership) to increase the distributions to Common Unitholders in excess of $0.55 per Common Unit. With regard to the first $0.55 of the Common Unit distribution, 98.46% of the Available Cash is distributed to the Common Unitholders and 1.54% is distributed to the General Partner (98.29% and 1.71%, respectively, prior to our December 2003 public offering). With regard to the balance of the Common Unit distributions paid, 85% of the Available Cash is distributed to the Common Unitholders and 15% is distributed to the General Partner. Additionally, as previously announced on December 3, 2003, we intend to increase our quarterly distribution rate from $0.5875 per Common Unit to $0.60 per Common Unit effective for distributions payable in respect of our second fiscal quarter of 2004, subject to declaration by our Board of Supervisors. The first distribution at this increased level is expected to be payable in May 2004.

LONG-TERM DEBT OBLIGATIONS AND OTHER COMMITMENTS

     Long-term debt obligations and future minimum rental commitments under noncancelable operating lease agreements as of December 27, 2003 are due as follows (amounts in thousands):

                                         REMAINDER                                                    FISCAL
                                         OF FISCAL       FISCAL         FISCAL         FISCAL        2008 AND
                                           2004           2005           2006          2007         THEREAFTER       TOTAL
                                       ------------   ------------   ------------   ------------   ------------   ------------
Long-term debt                         $     42,910   $     42,940   $     42,975   $     42,500   $    387,500   $    558,825
Operating leases                             14,539         12,746          9,695          5,786          6,415         49,181
                                       ------------   ------------   ------------   ------------   ------------   ------------
    Total long-term debt obligations
      and lease commitments            $     57,449   $     55,686   $     52,670   $     48,286   $    393,915   $    608,006
                                       ============   ============   ============   ============   ============   ============

     Additionally, we have standby letters of credit in the aggregate amount of $35.4 million, in support of our casualty insurance coverage and certain lease obligations, which expire periodically through March 1, 2004.

     We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2009. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the difference. Although the equipment's fair value at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $17.7 million. Of this amount, the fair value of residual value guarantees for operating leases entered into after December 31, 2002 was $2.1 million which is reflected in other liabilities, with a corresponding amount included within other assets, in the accompanying condensed consolidated balance sheets as of both December 27, 2003 and September 27, 2003.

PUBLIC OFFERING

     On December 16, 2003, we sold 2,600,000 Common Units in a public offering at a price of $30.90 per Common Unit realizing proceeds of $76.0 million, net of underwriting commissions and other offering expenses. On December 23, 2003, following the underwriters' full exercise of their over-allotment option, we sold an additional 390,000 Common Units at $30.90 per Common Unit, generating additional net proceeds of $11.6 million. The aggregate net proceeds of $87.6 million were used to fund a portion of the purchase price for the Acquisition. These transactions increased the total number of Common Units outstanding to 30,256,767. As a result of the Public Offering, the combined General Partner interest was reduced from 1.71% to 1.54% while the Common Unitholder interest increased from 98.29% to 98.46%.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits" (the "revised SFAS 132"). The revised SFAS 132 replaces the current SFAS 132, of the same title. The revised SFAS 132 requires additional disclosures regarding types of plan assets held, investment strategies, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost/(expense). The revised SFAS 132 is effective for interim disclosures beginning in our 10-Q for the second quarter ended March 27, 2004 and for annual disclosures beginning in our 10-K for the year ended September 25, 2004.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains Forward-Looking Statements as defined in the Private Securities Litigation Reform Act of 1995 relating to the Partnership's future business expectations and predictions and financial condition and results of operations. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans" or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements. The risks and uncertainties and their impact on the Partnership's operations include, but are not limited to, the following risks:

o The impact of weather conditions on the demand for propane, fuel oil and other refined fuels;

o    Fluctuations in the unit cost of propane, fuel oil and other refined fuels;

o The ability of the Partnership to compete with other suppliers of propane, fuel oil and other energy sources;

o The impact on propane, fuel oil and other refined fuel prices and supply from the political, military and economic instability of the oil producing nations, global terrorism and other general economic conditions;

o The ability of the Partnership to realize fully, or within the expected time frame, the expected cost savings and synergies from the acquisition of Agway Energy;

o The ability of the Partnership to acquire and maintain reliable transportation for its propane, fuel oil and other refined fuels;

o    The ability of the Partnership to retain customers;

o The impact of energy efficiency and technology advances on the demand for propane and fuel oil;

o    The ability of management to continue to control expenses;

o The impact of changes in applicable statutes and government regulations, or their interpretations, including those relating to the environment and global warming and other regulatory developments on the Partnership's business;

o    The impact of legal proceedings on the Partnership's business;

o The Partnership's ability to implement its expansion strategy into new business lines and sectors; and

o    The Partnership's ability to integrate acquired businesses successfully.

     On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings that the Partnership makes with the SEC, in press releases or in oral statements made by or with the approval of one of its authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking or Cautionary Statements, which reflect management's opinions only as of the date made. The Partnership undertakes no obligation to update any Forward-Looking or Cautionary Statement. All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 27, 2003, we were a party to exchange-traded futures and option contracts, forward contracts and in certain instances, over-the-counter options (collectively "derivative instruments") to manage the price risk associated with future purchases of the commodities used in its operations, principally propane and fuel oil. Futures and forward contracts require that we sell or acquire propane or fuel oil at a fixed price at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane or fuel oil at a specified price during a specified time period; the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of the product to the respective party or are settled by the payment of a net amount equal to the difference between the then current price and the fixed contract price. The contracts are entered into in anticipation of market movements and to manage and hedge exposure to fluctuating prices of propane and fuel oil, as well as to help ensure the availability of product during periods of high demand.

     Market risks associated with the trading of futures, options and forward contracts are monitored daily for compliance with our trading policy which includes volume limits for open positions. Open inventory positions are reviewed and managed daily as to exposures to changing market prices.

MARKET RISK

     We are subject to commodity price risk to the extent that propane or fuel oil market prices deviate from fixed contract settlement amounts. Futures traded with brokers of the NYMEX require daily cash settlements in margin accounts. Forward and option contracts are generally settled at the expiration of the contract term either by physical delivery or through a net settlement mechanism.

CREDIT RISK

     Futures are guaranteed by the NYMEX and, as a result, have minimal credit risk. We are subject to credit risk with forward and option contracts to the extent the counterparties do not perform. We evaluate the financial condition of each counterparty with which we conduct business and establish credit limits to reduce exposure to credit risk of non-performance.

DERIVATIVE INSTRUMENTS

     We account for derivative instruments in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 137 and SFAS No. 138. All derivative instruments are reported on the balance sheet, within other current assets or other current liabilities, at their fair values. On the date that futures, forward and option contracts are entered into, we make a determination as to whether the derivative instrument qualifies for designation as a hedge. Changes in the fair value of derivative instruments are recorded each period in current period earnings or other comprehensive income/(loss) ("OCI"), depending on whether a derivative instrument is designated as a hedge and, if it is, the type of hedge. For derivative instruments designated as cash flow hedges, we formally assess, both at the hedge contract's inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in OCI to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of cash flow hedges are recognized in cost of products sold immediately. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings within operating expenses. A portion of our option contracts are not classified as hedges and, as such, changes in the fair value of these derivative instruments are recognized within operating expenses as they occur. Fair values for forward contracts and futures are derived from quoted market prices for similar instruments traded on the NYMEX.

     At December 27, 2003, the fair value of derivative instruments described above resulted in derivative assets of $8.4 million included within prepaid expenses and other current assets and derivative liabilities of $2.5 million included within other current liabilities. Operating expenses include unrealized (non-cash) losses in the amount of $0.8 million and $1.0 million for the three months ended December 27, 2003 and December 28, 2002, respectively, attributable to the change in fair value of derivative instruments not designated as hedges. At December 27, 2003, unrealized gains on derivative instruments designated as cash flow hedges in the amount of $1.5 million were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities market, the corresponding value in OCI is subject to change prior to its impact on earnings.

SENSITIVITY ANALYSIS

     In an effort to estimate the exposure of unfavorable market price movements, a sensitivity analysis of open positions as of December 27, 2003 was performed. Based on this analysis, a hypothetical 10% adverse change in market prices for each of the future months for which an option, futures and/or forward contract exists indicates either a reduction in potential future gains or potential losses in future earnings of $2.7 million and $0.7 million as of December 27, 2003 and December 28, 2002, respectively. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

     The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio at any given point in time.

ITEM 4.  CONTROLS AND PROCEDURES

     Our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 27, 2003. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 27, 2003, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Quarterly Report on Form 10-Q is made known to them by others on a timely basis. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ending December 27, 2003 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

     On May 23, 2001, our Operating Partnership was named as an additional defendant in an action previously brought by Heritage Propane Partners against SCANA Corporation and Cornerstone Ventures, L.P. arising out of our acquisition of substantially all of the propane assets of SCANA in November of 1999. We believe that all of the claims asserted against our Operating Partnership are without merit and are defending the action vigorously. The court has entered an order setting this matter for trial beginning on October 4, 2004. At the close of discovery, we intend to file a motion for summary judgment to dismiss the claims asserted against our Operating Partnership.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.28 Indenture of Suburban Propane Partners, L.P. and Suburban Energy Finance Corp. for the 6.875% Senior Notes due 2013 dated as of December 23, 2003.

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

(b) The Partnership filed the following Reports on Form 8-K with the Securities and Exchange Commission during the three months ended December 27, 2003:

     On October 14, 2003, the Partnership filed the unaudited balance sheets of the General Partner, as of June 28, 2003 and September 28, 2002, as an exhibit to a Current Report on Form 8-K.

     On November 12, 2003, the Partnership filed a press release announcing that its Operating Partnership, Suburban Propane, L.P., had entered into an Asset Purchase Agreement to acquire substantially all of the assets of Agway Energy, as an exhibit to a Current Report on Form 8-K.

     On November 12, 2003, the Partnership filed a press release announcing the executive appointments of Robert M. Plante and Janice G. Meola, as an exhibit to a Current Report on Form 8-K.

     On December 4, 2003, the Partnership filed a press release announcing the Partnership's intention to increase its quarterly distribution to $0.60 per Common Unit, payable in May 2004, contingent upon closing of the Agway transaction, as an exhibit to a Current Report on Form 8-K.

     On December 5, 2003, the Partnership filed the combined financial statements of Agway Energy for the years ended June 30, 2003, 2002 and 2001 and the unaudited combined financial statements of Suburban Propane

     Partners, L.P. and Agway Energy as of and for the year ended September 27, 2003, as an exhibit to a Current Report on Form 8-K.

     On December 8, 2003, the Partnership filed two press releases announcing the Partnership's intention to make a public offering of 2,600,000 Common Units and announcing the Partnership's intention to offer $150,000,000 of senior unsecured notes, as exhibits to a Current Report on Form 8-K.

     On December 12, 2003, the Partnership filed certain exhibits to its shelf registration statement on Form S-3, as exhibits to a Current Report on Form 8-K.

     On December 19, 2003, the Partnership filed press releases announcing that the Partnership had priced $175 million aggregate principal amount of 6.875% senior unsecured notes, that the underwriters had exercised their over-allotment option to purchase from the Partnership an additional 39,000 Common Units and that the United States Bankruptcy Court for the Northern District of New York had approved the bid of its operating partnership, Suburban Propane, L.P. to acquire substantially all of the assets of Agway Energy.


Other items under Part II are not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Suburban Propane Partners, L.P.


February 10, 2004                 /s/ ROBERT M. PLANTE
-----------------                 --------------------
Date                              Robert M. Plante
                                  Vice President and Chief Financial Officer



February 10, 2004                 /s/ MICHAEL A. STIVALA
-----------------                 ----------------------
Date                              Michael A. Stivala
                                  Controller (Principal Accounting Officer)