Form 10-Q
period 2004-03-31
SUBURBAN PROPANE PARTNERS LP
filed 2004-05-11
CIK 1005210

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

                  For the quarterly period ended March 27, 2004

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

As of May 3, 2004, there were 30,256,767 Common Units outstanding.














================================================================================

================================================================================

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                  PART I                                       Page
                                                                                               ----
ITEM  1.       FINANCIAL STATEMENTS (UNAUDITED)
               Condensed Consolidated Balance Sheets as of March 27, 2004
               and September 27, 2003...........................................................  1

               Condensed Consolidated Statements of Operations for the three months ended
               March 27, 2004 and March 29, 2003................................................  2

               Condensed Consolidated Statements of Operations for the six months ended
               March 27, 2004 and March 29, 2003................................................  3

               Condensed Consolidated Statements of Cash Flows for the six months ended
               March 27, 2004 and March 29, 2003................................................  4

               Condensed Consolidated Statement of Partners' Capital for the six months ended
               March 27, 2004...................................................................  5

               Notes to Condensed Consolidated Financial Statements.............................  6

ITEM  2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................... 16

ITEM  3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK...................................................................... 29

ITEM  4.       CONTROLS AND PROCEDURES.......................................................... 31

                                                  PART II

ITEM  1.       LEGAL PROCEEDINGS................................................................ 32

ITEM  6.       EXHIBITS AND REPORTS ON FORM 8-K................................................. 32

Signatures...................................................................................... 33


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

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           MARCH 27,   SEPTEMBER 27,
                                                                             2004          2003
                                                                         -----------    -----------
ASSETS
Current assets:
    Cash and cash equivalents                                            $    61,426    $    15,765
    Accounts receivable, less allowance for doubtful accounts
       of $6,358 and $2,519, respectively                                    167,720         36,437
    Inventories                                                               60,682         41,510
    Prepaid expenses and other current assets                                 32,105          5,200
                                                                         -----------    -----------
               Total current assets                                          321,933         98,912
Property, plant and equipment, net                                           414,425        312,790
Goodwill and indefinite lived intangible assets                              285,610        243,236
Other intangible assets, net                                                  28,050          1,035
Other assets                                                                  21,372          9,657
                                                                         -----------    -----------
               Total assets                                              $ 1,071,390    $   665,630
                                                                         ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable                                                     $    50,751    $    26,204
    Accrued employment and benefit costs                                      35,001         20,798
    Current portion of long-term borrowings                                   42,908         42,911
    Accrued insurance                                                         10,763          7,810
    Customer deposits and advances                                            26,384         23,958
    Accrued interest                                                          10,608          7,457
    Other current liabilities                                                 18,697          8,575
                                                                         -----------    -----------
              Total current liabilities                                      195,112        137,713
Long-term borrowings                                                         515,915        340,915
Postretirement benefits obligation                                            33,332         33,435
Accrued insurance                                                             16,399         20,829
Accrued pension liability                                                     45,233         42,136
Other liabilities                                                             13,315          6,524
                                                                         -----------    -----------
               Total liabilities                                             819,306        581,552
                                                                         -----------    -----------

Commitments and contingencies

Partners' capital:
    Common Unitholders (30,257 and 27,256 units issued and outstanding
       at March 27, 2004 and September 27, 2003, respectively)               332,433        165,950
    General Partner                                                            3,789          1,567
    Deferred compensation                                                     (5,954)        (5,795)
    Common Units held in trust, at cost                                        5,954          5,795
    Unearned compensation                                                     (4,766)        (2,171)
    Accumulated other comprehensive loss                                     (79,372)       (81,268)
                                                                         -----------    -----------
              Total partners' capital                                        252,084         84,078
                                                                         -----------    -----------
              Total liabilities and partners' capital                    $ 1,071,390    $   665,630
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

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                       ---------------------------
                                                                       MARCH 27,         MARCH 29,
                                                                         2004              2003
                                                                       ---------         ---------
Revenues
  Propane and refined fuels                                            $463,512          $266,423
  Other                                                                 111,066            21,231
                                                                       ---------         ---------
                                                                        574,578           287,654
Costs and expenses
  Cost of products sold                                                 346,736           142,231
  Operating                                                             109,840            64,709
  General and administrative                                             17,392            10,149
  Restructuring costs                                                     2,179                --
  Depreciation and amortization                                           9,223             6,800
                                                                       ---------         ---------
                                                                        485,370           223,889

Income before interest expense and provision for income taxes            89,208            63,765
Interest expense, net                                                    10,770             8,876
                                                                       ---------         ---------

Income before provision for income taxes                                 78,438            54,889
Provision for income taxes                                                   83                37
                                                                       ---------         ---------

Income from continuing operations                                        78,355            54,852
Discontinued operations (Note 12):
  Gain on sale of customer service centers                               14,205             2,404
  Income from discontinued customer service centers                          --             1,050
                                                                       ---------         ---------
Net income                                                             $ 92,560          $ 58,306
                                                                       =========         =========
General Partner's interest in net income                               $  2,616          $  1,484
                                                                       ---------         ---------
Limited Partners' interest in net income                               $ 89,944          $ 56,822
                                                                       =========         =========
Income per Common Unit - basic
  Income from continuing operations                                    $   2.52          $   2.17
  Discontinued operations                                                  0.45              0.14
                                                                       ---------         ---------
  Net income                                                           $   2.97          $   2.31
                                                                       ---------         ---------
Weighted average number of Common Units outstanding - basic              30,257            24,631
                                                                       ---------         ---------

Income per Common Unit - diluted
  Income from continuing operations                                    $   2.51          $   2.16
  Discontinued operations                                                  0.45              0.14
                                                                       ---------         ---------
  Net income                                                           $   2.96          $   2.30
                                                                       ---------         ---------
Weighted average number of Common Units outstanding - diluted            30,372            24,692
                                                                       ---------         ---------




The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                      -------------------------
                                                                      March 27,       March 29,
                                                                        2004            2003
                                                                      ---------       ---------
Revenues
  Propane and refined fuels                                           $650,712         $439,730
  Other                                                                144,535           47,164
                                                                      ---------       ---------
                                                                       795,247          486,894

Costs and expenses
  Cost of products sold                                                457,035          234,712
  Operating                                                            172,594          123,234
  General and administrative                                            27,894           19,170
  Restructuring costs                                                    2,179               --
  Depreciation and amortization                                         16,452           13,773
                                                                      ---------       ---------
                                                                       676,154          390,889

Income before interest expense and provision for income taxes          119,093           96,005
Interest expense, net                                                   20,481           17,732
                                                                      ---------       ---------

Income before provision for income taxes                                98,612           78,273
Provision for income taxes                                                 166              167
                                                                      ---------       ---------

Income from continuing operations                                       98,446           78,106
Discontinued operations (Note 12):
  Gain on sale of customer service centers                              14,205            2,404
  Income from discontinued customer service centers                         --            1,050
                                                                      ---------       ---------

Net income                                                            $112,651         $ 81,560
                                                                      =========        ========

General Partner's interest in net income                              $  3,124         $  2,075
                                                                      ---------       ---------
Limited Partners' interest in net income                              $109,527         $ 79,485
                                                                      =========        ========

Income per Common Unit - basic
  Income from continuing operations                                   $   3.31         $   3.09
  Discontinued operations                                                 0.47             0.14
                                                                      ---------       ---------
  Net income                                                          $   3.78         $   3.23
                                                                      ---------       ---------
Weighted average number of Common Units outstanding - basic             28,942           24,631
                                                                      ---------       ---------

Income per Common Unit - diluted
  Income from continuing operations                                   $   3.29         $   3.08
  Discontinued operations                                                 0.48             0.14
                                                                      ---------       ---------
  Net income                                                          $   3.77         $   3.22
                                                                      ---------       ---------
Weighted average number of Common Units outstanding - diluted           29,053           24,688
                                                                      ---------       ---------



The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                          ---------------------------
                                                                          March 27,         March 29,
                                                                            2004              2003
                                                                          ---------         ---------
Cash flows from operating activities:
     Net income                                                           $ 112,651         $  81,560
     Adjustments to reconcile net income to net cash
      provided by operations:
          Depreciation expense                                               15,520            13,543
          Amortization of intangible assets                                     932               230
          Amortization of debt origination costs                                621               711
          Amortization of unearned compensation                                 584               419
          Gain on disposal of property, plant and
            equipment, net                                                     (161)             (320)
          Gain on sale of customer service centers                          (14,205)           (2,404)
     Changes in assets and liabilities, net of acquisition:
          (Increase) in accounts receivable                                 (66,431)          (57,795)
          (Increase)/decrease in inventories                                 (6,681)              913
          (Increase) in prepaid expenses and other current assets           (11,847)           (3,031)
          Increase in accounts payable                                        7,690             5,723
          Increase/(decrease) in accrued employment
            and benefit costs                                                 7,973            (2,397)
          Increase in accrued interest                                        3,151                 8
          (Decrease) in other accrued liabilities                           (25,365)          (16,624)
          (Increase) in other noncurrent assets                                (928)             (551)
          (Decrease)/increase in other noncurrent liabilities                  (170)            3,381
                                                                          ---------         ---------
               Net cash provided by operating activities                     23,334            23,366
                                                                          ---------         ---------
Cash flows from investing activities:
      Capital expenditures                                                  (12,857)           (6,041)
      Aquisition of Agway Energy, net of cash acquired                     (211,181)               --
      Proceeds from sale of property, plant and equipment                       429             1,061
      Proceeds from sale of customer service centers, net                    23,969             5,654
                                                                          ---------         ---------
               Net cash (used in)/provided by investing activities         (199,640)              674
                                                                          ---------         ---------
Cash flows from financing activities:
      Long-term debt repayments                                                  --               (59)
      Long-term debt issuance                                               175,000                --
      Expenses associated with debt agreements                               (5,908)               --
      Net proceeds from issuance of Common Units                             87,566                --
      Partnership distributions                                             (34,691)          (29,065)
                                                                          ---------         ---------
               Net cash provided by/(used in) financing activities          221,967           (29,124)
                                                                          ---------         ---------
Net increase/(decrease) in cash and cash equivalents                         45,661            (5,084)
Cash and cash equivalents at beginning of period                             15,765            40,955
                                                                          ---------         ---------
Cash and cash equivalents at end of period                                $  61,426         $  35,871
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

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 Accumulated
                               Number of                                   Common                  Other      Total
                                 Common    Common    General   Deferred   Units in   Unearned  Comprehensive Partners' Comprehensive
                                 Units   Unitholders Partner Compensation   Trust  Compensation    (Loss)     Capital      Income
                              ---------- ----------- ------- ------------ -------- ------------ ------------ --------- ------------
Balance at September 27, 2003    27,256   $ 165,950  $ 1,567   $ (5,795)   $ 5,795   $ (2,171)   $ (81,268)   $ 84,078
Net income                                  109,527    3,124                                                   112,651   $ 112,651
Other comprehensive loss:
  Net unrealized gains on cash
    flow hedges                                                                                      6,403       6,403       6,403
  Reclassification of realized
    gains on cash flow hedges
    into earnings                                                                                   (4,507)     (4,507)     (4,507)
                                                                                                                         ---------
Comprehensive income                                                                                                     $ 114,547
                                                                                                                         =========
Partnership distributions                   (33,789)    (902)                                                  (34,691)
Sale of Common Units under
    public offering, net of
    expenses                      2,990      87,566                                                             87,566
Common Units issued under
    Restricted Unit Plan             11                                                                              -
Common Units distributed
    into trust                                                     (159)       159                                   -
Grants issued under
    Restricted Unit Plan,
    net of forfeitures                        3,179                                    (3,179)                       -
Amortization of Restricted
    Unit Plan, net of
    forfeitures                                                                           584                      584
                                 -------  ---------  --------  --------    --------  ---------   ---------    ----------
Balance at March 27, 2004        30,257   $ 332,433  $ 3,789   $ (5,954)   $ 5,954   $ (4,766)   $ (79,372)   $252,084
                                 =======  =========  ========  ========    ========  =========   =========    ==========







The accompanying notes are an integral part of these condensed consolidated financial statements.

                SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Suburban Propane Partners, L.P. (the "Partnership"), its partner and its direct and indirect subsidiaries. All significant intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. They include all adjustments that the Partnership considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed. These financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the fiscal year ended September 27, 2003, including management's discussion and analysis of financial condition and results of operations contained therein. Due to the seasonal nature of the Partnership's operations, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

FISCAL PERIOD. The Partnership's fiscal periods end on the Saturday nearest the end of the quarter.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Partnership enters into a combination of exchange-traded futures and option contracts, forward contracts and in certain instances, over-the-counter options (collectively "derivative instruments") to manage the price risk associated with future purchases of the commodities used in its operations, principally propane and heating oil, as well as to ensure supply during periods of high demand. All derivative instruments are reported on the balance sheet, within other current assets or other current liabilities, at their fair values pursuant to Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138 and No. 149 ("SFAS 133"). On the date that futures, forward and option contracts are entered into, the Partnership makes a determination as to whether the derivative instrument qualifies for designation as a hedge. Changes in the fair value of derivative instruments are recorded each period in current period earnings or other comprehensive income/(loss) ("OCI"), depending on whether a derivative instrument is designated as a hedge and, if it is, the type of hedge. For derivative instruments designated as cash flow hedges, the Partnership formally assesses, both at the hedge contract's inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in OCI to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of cash flow hedges are recognized in cost of products sold immediately. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings within operating expenses. A portion of the Partnership's option contracts are not classified as hedges and, as such, changes in the fair value of these derivative instruments are recognized within operating expenses as they occur.

At March 27, 2004, the fair value of derivative instruments described above resulted in derivative assets of $5,374 included within prepaid expenses and other current assets and derivative liabilities of $491 included within other current liabilities. Operating expenses include unrealized (non-cash) gains in the amount of $1,094 for the three months ended March 27, 2004 and unrealized losses in the amount of $352 for the three months ended March 29, 2003, attributable to the change in fair value of derivative instruments not designated as hedges. Operating expenses include unrealized (non-cash) gains in the amount of $301 for the six months ended March 27, 2004 and unrealized losses in the amount of $1,376 for the six months ended March 29, 2003, attributable to the change in fair value of derivative instruments not designated as hedges. At March 27, 2004, unrealized gains on derivative instruments designated as cash flow hedges in the amount of $767 were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities market, the corresponding value in OCI is subject to change prior to its impact on earnings.

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

2. ACQUISITION OF AGWAY ENERGY

On December 23, 2003, the Partnership acquired substantially all of the assets and operations of Agway Energy Products, LLC, Agway Energy Services, Inc. and Agway Energy Services PA, Inc. (collectively referred to as "Agway Energy") for $206,000 in cash, subject to certain purchase price adjustments, pursuant to an asset purchase agreement dated November 10, 2003 between the Operating Partnership and Agway, Inc. (the "Acquisition"). Agway Energy, based in Syracuse, New York, is a leading regional marketer of propane, fuel oil, gasoline and diesel fuel primarily in New York, Pennsylvania, New Jersey and Vermont. To complement its core marketing and delivery business, Agway Energy also installs and services a wide variety of home comfort equipment, particularly in the areas of heating, ventilation and air conditioning. The Acquisition was consistent with the Partnership's business strategy of prudently pursuing acquisitions of retail propane distributors and other energy-related businesses that can complement or supplement its core propane operations and also expanded our presence in the northeast energy market.

During the second quarter of fiscal 2004, the Partnership and Agway, Inc. agreed upon the amount of working capital acquired in the Acquisition in accordance with the Purchase and Sale Agreement and, as a result, the Partnership received a purchase price adjustment in the amount of $945 from Agway, Inc. Additionally, in connection with the Acquisition, the Partnership negotiated non-compete agreements with certain members of the management of Agway Energy resulting in a cash payment in the amount of $2,650. Accordingly, the total cost of the Acquisition, including approximately $3,500 in transaction related costs, was approximately $211,205.

The Acquisition was financed through net proceeds of $87,566 from the issuance of 2,990,000 Common Units in December 2003 (see Note 11) with the remainder funded by a portion of the net proceeds from the offering of unsecured 6.875% senior notes (see Note 6). The results of Agway Energy have been included in the Partnership's consolidated financial statements from the date of the Acquisition. Given the size and complexity of the Acquisition, a final determination of purchase accounting adjustments, including the allocation of the purchase price to the assets acquired and liabilities assumed based on their respective fair values, has not yet been finalized. As of March 27, 2004, the cost of the Acquisition has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations is finalized.

The total cost of the Acquisition has been preliminarily allocated as follows:

Net current assets                                                    $  28,790
Property, plant and equipment                                           111,665
Intangible assets                                                        28,045
Goodwill                                                                 43,330
Other assets, principally environmental escrow asset                      8,500
Deferred tax assets                                                      20,022
Deferred tax asset valuation allowance                                  (20,022)
Severance and other restructuring costs                                    (625)
Environmental reserve                                                    (8,500)
                                                                      ---------

          Total cost of Acquisition                                   $ 211,205
                                                                      =========

Property, plant and equipment. The fair value of acquired property, plant and equipment, including land, buildings, storage equipment, vehicles, tanks and cylinders and computer equipment is based upon their respective value-in-use, unless there was a known plan to dispose of an asset. Assets to be disposed of or otherwise abandoned were not assigned a value. Additional adjustments to the fair value of property, plant and equipment acquired may be recorded as the Partnership further refines its plans to integrate the operations of Agway Energy.

Intangible assets. The Partnership is finalizing a valuation of the fair value of identifiable intangible assets. Based on the preliminary valuation, identifiable intangible assets include the fair value of customer lists of $19,865, trade names of $3,513, non-compete agreements of $2,700 and below market lease arrangements of $1,967. The values assigned to customer lists and trade names are being amortized on a straight-line basis over a period of 15 years. The non-compete agreements are being amortized on a straight-line basis over the non-compete period ranging from one to two years and the value assigned to the lease arrangements is being amortized over the remaining 21-year lease term.

Goodwill. In accordance with the requirements of SFAS No. 142, "Goodwill and Other Intangible Assets," the residual goodwill and acquired indefinite-lived intangible assets related to the $6,800 value assigned to the assembled workforce will not be amortized. Such goodwill and intangible assets are deductible for tax purposes.

Environmental escrow asset and reserves. The Partnership acquired certain surplus properties with either known or probable environmental exposure, some of which are currently in varying stages of investigation, remediation or monitoring. Additionally, the Partnership identified that certain active sites acquired contained environmental exposures which may require further investigation, future remediation or ongoing monitoring activities. Based on the Partnership's current best estimate of future costs for environmental investigations, remediation and ongoing monitoring activities associated with acquired properties with either known or probable environmental exposures an environmental reserve in the amount of $8,500 has been established in purchase accounting.

Under the Purchase and Sale Agreement, Agway, Inc. has set aside $15,000 from the total purchase price in a separate escrow account to fund any future environmental costs and expenses. Accordingly, in the preliminary allocation of the purchase price, the Partnership established a corresponding environmental escrow asset in the amount of $8,500 related to the future reimbursement from escrowed funds for environmental spending. Under the terms of the Purchase and Sale Agreement, the escrowed funds will be used to fund environmental costs and expenses during the first three years following the closing date of the Acquisition. Subject to amounts withheld with respect to any pending claims made prior to the third anniversary of the closing date of the Acquisition, any remaining escrowed funds will be remitted to Agway, Inc. at the end of the three-year period.

Deferred taxes. For tax purposes, the assets and operations of the propane business line are reported within the Operating Partnership. Accordingly, the earnings attributable to the propane operations are not subject to federal and state income taxes at the entity level; rather, such earnings are included in the tax returns of the individual partners. All other assets and operations acquired are reported within an indirect, wholly-owned subsidiary of the Operating Partnership that will be subject to corporate-level federal and state income taxes. The deferred tax assets established in purchase accounting represent the tax effect of temporary differences between the financial statement basis and tax basis of assets acquired and liabilities assumed as of the Acquisition date. The temporary differences primarily relate to certain accruals and reserves established for book purposes that are expected to give rise to future tax deductions.

A full valuation allowance has been established in purchase accounting to offset the deferred tax assets since, based on the Partnership's current projections of future taxable income for the corporate entities, it is more likely than not that the benefits of these future deductible items will not be utilized. To the extent future projections of taxable income indicate deferred tax assets may be utilized, the valuation allowance will be reversed, with a corresponding reduction to goodwill.

Severance and other restructuring costs. Termination benefits and relocation costs associated with employees of Agway Energy affected by integration and restructuring plans were recorded as part of purchase accounting. The individuals affected have been identified and their termination or relocation benefits have been communicated. Activities associated with the restructuring plans are expected to occur during the first twelve months following the Acquisition. Additional plans for integration and restructuring have been developed and are expected to result in additional restructuring costs to be recorded within purchase accounting during the third and fourth quarters of fiscal 2004.

Derivative assets. Net current assets acquired includes a derivative asset in the amount of $7,860 representing the fair value of futures and option contracts acquired that were identified as hedges of future purchases of heating oil and propane. As the underlying futures and option contracts are settled the derivative assets are charged to cost of products sold as an offset to the realized gains from contract settlement. The impact on cost of products sold represents a non-cash charge resulting from the application of purchase accounting on derivative instruments acquired. For the three and six months ended March 27, 2004, the Partnership recorded a non-cash charge of $5,610 within cost of products sold related to contracts settled during the period.

Pro Forma Results. The following unaudited pro forma information presents the results of operations of the Partnership as if the Acquisition had occurred at the beginning of the periods shown. The pro forma information, however, is not necessarily indicative of the results of operations assuming the Acquisition had occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

                                                                         THREE MONTHS ENDED
                                                              ----------------------------------------
                                                                  MARCH 27,            MARCH 29,
                                                                    2004                  2003
                                                              ------------------   -------------------
                                                                 AS REPORTED           PRO FORMA
Revenues                                                         $ 574,578             $ 559,465
Income from continuing operations                                   78,355                76,912
Income from continuing operations per Common Unit - basic           $ 2.52                $ 2.47

                                                                         SIX MONTHS ENDED
                                                              ----------------------------------------
                                                                  MARCH 27,            MARCH 29,
                                                                    2004                  2003
                                                              ------------------   -------------------
                                                                  PRO FORMA            PRO FORMA
Revenues                                                         $ 963,572             $ 927,030
Income from continuing operations                                  102,737               104,142
Income from continuing operations per Common Unit - basic           $ 3.30                $ 3.34

The as reported and pro forma income from continuing operations for the three and six months ended March 27, 2004 above include the $2,179 restructuring charge recorded in the second quarter of fiscal 2004, as further described in note 3 below. This restructuring charge was not reflected in the pro forma results for the three and six months ended March 29, 2003.

The Partnership is in the process of determining the information which will be reviewed by its chief operating decision maker in accordance with SFAS No. 131, "Disclosures About Segments of and Enterprise," as a result of the addition of the multiple energy products and services of Agway Energy and expects to begin reporting segment information in the third quarter of fiscal 2004.

3. RESTRUCTURING COSTS

During the second quarter of fiscal 2004, in connection with the initial integration of certain management and back office functions of Agway Energy, the Partnership's management approved and initiated plans to restructure the operations of both the Partnership and Agway Energy. Restructuring charges related to plans that have an impact on the assets, employees and operations of the Partnership will be recorded in current period earnings when specific decisions are approved and costs associated with such activities are incurred. Severance and other restructuring or relocation costs associated with assets, employees and operations of Agway Energy are recorded as liabilities assumed in the purchase business combination and result in an increase to goodwill.

For the three and six months ended March 27, 2004, the Partnership recorded a restructuring charge of $2,179 within the consolidated statement of operations related primarily to employee termination costs incurred as a result of actions taken during the second quarter of fiscal 2004. The restructuring of the operations of the Partnership and Agway Energy will continue throughout the remainder of fiscal 2004 in order to achieve the anticipated synergies from the combined operations. As a result, additional restructuring charges including severance, costs of vacating duplicative facilities and contract termination and other exit costs, as well as asset impairment charges are expected to be incurred during the third and fourth quarters of fiscal 2004. The components of restructuring charges that were both expensed and recorded as part of purchase accounting are as follows:

                                                                          UTILIZATION             RESERVE AT
                                               RESTRUCTURING                THROUGH               MARCH 27,
                                               COSTS INCURRED           MARCH 27, 2004               2004
                                            ---------------------    ----------------------    -----------------
Charges expensed:
Severance and other employee costs                       $ 2,179                    $ (401)             $ 1,778
                                            =====================    ======================    =================

CHARGES RECORDED IN PURCHASE ACCOUNTING:
Severance and other employee costs                         $ 100                       $ -                $ 100
Relocation costs                                             525                         -                  525
                                            ---------------------    ----------------------    -----------------
   Total                                                   $ 625                       $ -                $ 625
                                            =====================    ======================    =================

The $1,778 in accrued severance and other termination benefits as of March 27, 2004 are expected to be paid over the course of the next twelve months.

4. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane and refined fuels and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:


                                                                       MARCH 27,          SEPTEMBER 27,
                                                                         2004                  2003
                                                                   ------------------   -------------------
Propane and refined fuels                                                   $ 48,576              $ 34,033
Appliances and related parts                                                  12,106                 7,477
                                                                   ------------------   -------------------
                                                                            $ 60,682              $ 41,510
                                                                   ==================   ===================

5. INCOME PER UNIT

Basic income per Common Unit is computed by dividing income, after deducting the General Partner's approximate 2.5% interest, by the weighted average number of outstanding Common Units. Diluted income per Common Unit is computed by dividing income, after deducting the General Partner's approximate 2.5% interest, by the weighted average number of outstanding Common Units and time vested Restricted Units granted under the 2000 Restricted Unit Plan. In computing diluted income per Common Unit, weighted average Common Units outstanding used to compute basic income per Common Unit were increased by 115,266 units and 111,058 units for the three and six months ended March 27, 2004, respectively, and 60,225 units and 56,607 units for the three and six months ended March 29, 2003, respectively, to reflect the potential dilutive effect of the unvested portion of the time vested Restricted Units outstanding using the treasury stock method. Net income is allocated to the Common Unitholders and the General Partner in accordance with their respective Partnership ownership interests, after giving effect to any priority income allocations for incentive distributions allocated to the General Partner.

6. LONG-TERM BORROWINGS

Long-term borrowings consist of the following:

                                                     MARCH 27,           SEPTEMBER 27,
                                                       2004                  2003
                                                 ------------------    ------------------
Senior Notes, 7.54%, due June 30, 2011                   $ 340,000             $ 340,000
Senior Notes, 6.875%, due December 15, 2013                175,000                     -
Senior Notes, 7.37%, due June 30, 2012                      42,500                42,500
Note payable, 8%, due in annual installments
     through 2006                                            1,321                 1,322
Amounts outstanding under the Revolving
     Credit Agreement                                            -                     -
Other long-term liabilities                                      2                     4
                                                 ------------------    ------------------
                                                           558,823               383,826
Less: current portion                                       42,908                42,911
                                                 ------------------    ------------------
                                                         $ 515,915             $ 340,915
                                                 ------------------    ------------------

On December 23, 2003, the Partnership and Suburban Energy Finance Corporation, the co-issuer and wholly-owned subsidiary of the Partnership, issued $175,000 aggregate principal amount of Senior Notes (the "2003 Private Placement") with an annual interest rate of 6.875% through a private placement under Rule 144A and Regulation S of the Securities Act of 1933. On April 15, 2004, pursuant to a registration rights agreement, the Partnership launched an offer to exchange the $175,000 senior notes that were issued on December 23, 2003 with $175,000 senior notes that were registered with the SEC and which have substantially the same terms as the 2003 Private Placement (the "2003 Senior Notes"). The holders of senior notes that were issued on December 23, 2003 have until May 13, 2004 to exchange their notes for the 2003 Senior Notes. The Partnership's obligations under the 2003 Senior Notes are unsecured and will rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The 2003 Senior Notes are structurally subordinated to, which means they rank effectively behind, the senior notes and other liabilities of the Partnership's subsidiary operating partnership, Suburban Propane, L.P. (the "Operating Partnership"). The 2003 Senior Notes will mature December 15, 2013, and require semiannual interest payments beginning on June 15, 2004. The Partnership may redeem some or all of the 2003 Senior Notes any time on or after December 15, 2008, at redemption prices specified in the indenture governing the 2003 Senior Notes (the "2003 Senior Note Agreement"). The 2003 Senior Note Agreement contains certain restrictions applicable to the Partnership and certain of its subsidiaries with respect to (i) the incurrence of additional indebtedness; and (ii) liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.

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

On July 1, 2002, the Operating Partnership received net proceeds of $42,500 from the issuance of 7.37% Senior Notes due June, 2012 (the "2002 Senior Notes") and used the funds to pay the first annual principal payment of $42,500 due under the 1996 Senior Note Agreement. The Operating Partnership's obligations under the agreement governing the 2002 Senior Notes (the "2002 Senior Note Agreement") are unsecured and rank on an equal and ratable basis with the Operating Partnership's obligations under the 1996 Senior Note Agreement and the Revolving Credit Agreement. Rather than refinance the second annual principal payment of $42,500 due under the 1996 Senior Note Agreement, the Partnership elected to repay this principal payment on June 30, 2003. The third annual principal payment of $42,500 under the 1996 Senior Note Agreement is due July 1, 2004. The Partnership expects that it will be able to make this payment from cash flow from operations, its cash position or availability under its Revolving Credit Agreement. Alternatively, the Partnership may elect to refinance this next principal payment through either a private placement of senior notes or the issuance of additional senior notes under the 2003 Senior Note Agreement.

On May 8, 2003, the Operating Partnership entered into the Second Amended and Restated Credit Agreement which extended the Revolving Credit Agreement until May 31, 2006 (as amended and restated, the "Revolving Credit Agreement"). The Revolving Credit Agreement provides a $75,000 working capital facility and a $25,000 acquisition facility. Borrowings under the Revolving Credit Agreement bear interest at a rate based upon either LIBOR plus a margin, Wachovia National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .375% to .50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of March 27, 2004 and September 27, 2003, there were no borrowings outstanding under the Revolving Credit Agreement.

The 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement contain various restrictive and affirmative covenants applicable to the Operating Partnership; including (a) maintenance of certain financial tests, including, but not limited to, a leverage ratio less than 5.0 to 1, an interest coverage ratio in excess of 2.50 to 1 and a leverage ratio of less than 5.25 to 1 when the underfunded portion of the Partnership's pension obligations is used in the computation of the ratio, (b) restrictions on the incurrence of additional indebtedness, and (c) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the 1996 Senior Note Agreement, the 2002 Senior Note Agreement, the 2003 Senior Note Agreement and the Revolving Credit Agreement as of March 27, 2004.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendments to, the Partnership's Senior Notes and Revolving Credit Agreement were capitalized within other assets and are being amortized on a straight-line basis over the term of the respective debt agreements. In connection with the issuance of the 2003 Senior Notes, the Partnership incurred debt origination costs of $5,782 which were capitalized within other assets and will be amortized over the 10-year maturity of the 2003 Senior Notes. Other assets at March 27, 2004 and September 27, 2003 include debt origination costs with a net carrying amount of $11,252 and $5,960, respectively. Aggregate amortization expense related to deferred debt origination costs included within interest expense was $371 and $621 for the three and six months ended March 27, 2004, respectively, and $364 and $711 for the three and six months ended March 29, 2003, respectively.

Interest expense, net for the six months ended March 27, 2004 included a one-time fee of $1,936 related to a financing commitment received in connection with the Acquisition incurred during the first quarter of fiscal 2004.

7. DISTRIBUTIONS OF AVAILABLE CASH

The Partnership makes distributions to its partners approximately 45 days after the end of each fiscal quarter of the Partnership in an aggregate amount equal to its Available Cash for such quarter. Available Cash, as defined in the Second Amended and Restated Partnership Agreement, generally means all cash on hand at the end of the respective fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. These reserves are retained for the proper conduct of the Partnership's business, the payment of debt principal and interest and for distributions during the next four quarters. Distributions by the Partnership in an amount equal to 100% of its Available Cash will generally be made 98.29% to the Common Unitholders and 1.71% to the General Partner prior to the public offering described in Note 11 (the "Public Offering"), and 98.46% to the Common Unitholders and 1.54% to the General Partner subsequent to the Public Offering, subject to the payment of incentive distributions to the General Partner to the extent the quarterly distributions exceed a target distribution of $0.55 per Common Unit.

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

On April 22, 2004, the Partnership declared an increase in its quarterly distribution to $0.60 per Common Unit, or $2.40 on an annualized basis, in respect of the second quarter of fiscal 2004 payable on May 11, 2004 to holders of record on May 4, 2004, compared to $0.5875 per Common Unit in the first quarter of fiscal 2004, and compared to $0.5750 per Common Unit for the second quarter of the prior year. This quarterly distribution includes incentive distribution rights payable to the General Partner to the extent the quarterly distribution exceeds $0.55 per Common Unit.

8. 2000 RESTRICTED UNIT PLAN

During fiscal 2004, the Partnership awarded 115,730 Restricted Units under the 2000 Restricted Unit Plan at an aggregate value of $3,546. Restricted Units issued under the 2000 Restricted Unit Plan vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the issuance date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the issuance date. Restricted Unit Plan participants are not eligible to receive quarterly distributions or vote their respective Restricted Units until vested. Restrictions also limit the sale or transfer of the Common Units by the award recipients during the restricted periods. The value of the Restricted Unit is established by the market price of the Common Units at the date of grant. Restricted Units are subject to forfeiture in certain circumstances as defined in the 2000 Restricted Unit Plan. Upon award of Restricted Units, the unamortized unearned compensation value is shown as a reduction to partners' capital. The unearned compensation is amortized ratably to expense over the restricted periods.

9. COMMITMENTS AND CONTINGENCIES

The Partnership is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At March 27, 2004 and September 27, 2003, the Partnership had accrued insurance liabilities of $27,162 and $28,639, respectively, representing the total estimated losses under these self-insurance programs. The Partnership is also involved in various legal actions that have arisen in the normal course of business, including those relating to commercial transactions and product liability. Management believes, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership's financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insurance claims.

The Partnership is subject to various laws and governmental regulations concerning environmental matters and expects that it will be required to expend funds to participate in remediation of these matters. In connection with the Acquisition, the Partnership acquired certain surplus properties with either known or probable environmental exposure, some of which are currently in varying stages of investigation, remediation or monitoring. Additionally, the Partnership identified that certain active sites acquired contained environmental exposures which may require further investigation, future remediation or ongoing monitoring activities. The environmental exposures include instances of soil and/or groundwater contamination associated with the handling and storage of fuel oil, gasoline and diesel fuel. In the preliminary allocation of the purchase price to the assets acquired and liabilities assumed in the Acquisition, the Partnership established an environmental reserve of $8,500. This reserve estimate was based on the Partnership's current best estimate of future costs for environmental investigations, remediation and ongoing monitoring activities associated with acquired properties with either known or probable environmental exposures.

Under the Purchase and Sale Agreement, however, Agway, Inc. set aside $15,000 from the total purchase price in a separate escrow account to fund any such future environmental costs and expenses. Accordingly, in the preliminary allocation of the purchase price, the Partnership established a corresponding environmental escrow asset in the amount of $8,500 related to the future expected reimbursement from escrowed funds for environmental spending. Under the terms of the Purchase and Sale Agreement, the escrowed funds will be used to fund such environmental costs and expenses during the first three years following the closing date of the Acquisition. Subject to amounts withheld with respect to any pending claims made prior to the third anniversary of the closing date of the Acquisition, any remaining escrowed funds will be remitted to the sellers at the end of the three-year period.

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

10.  GUARANTEES

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2009. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the equipment's fair value at the end of their lease terms has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $17,505. Of this amount, the fair value of residual value guarantees for operating leases entered into after December 31, 2002 was $2,781 and $2,067 which is reflected in other liabilities, with a corresponding amount included within other assets, in the accompanying condensed consolidated balance sheet as of March 27, 2004 and September 27, 2003, respectively.

11.  PUBLIC OFFERING

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

12. DISCONTINUED OPERATIONS

On January 9, 2004, the Partnership sold ten customer service centers in Texas, Oklahoma, Missouri and Kansas for total cash proceeds of approximately $24,000. This divestiture is in line with the Partnership's strategy of divesting operations in slower growing or non-strategic markets in an effort to identify opportunities to optimize the return on assets employed. The Partnership recorded a gain on sale of approximately $14,205 for the three and six months ended March 27, 2004 which has been accounted for within discontinued operations pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). In accordance with SFAS 144, the individual captions on the consolidated statements of operations for the three and six months ended March 27, 2004 and March 29, 2003 exclude the results from these discontinued operations. The net impact on the Partnership's discontinued operations was not significant for the three and six months ended March 27, 2004 and resulted in income from discontinued customer service centers of $1,050 for the three and six months ended March 29, 2003.

13. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

In December 2003, SFAS No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits" (the "revised SFAS 132") was issued. The revised SFAS 132 requires additional disclosures in annual financial statements regarding types of plan assets held, investment strategies, measurement dates, plan obligations and cash flows, as well as certain disclosures in both interim and annual financial statements regarding components of net periodic benefit cost/(expense) and employer contributions. The following table provides the components of net periodic benefit costs for the three and six month periods ended March 27, 2004 and March 29, 2003:

                                                                 OTHER
                                       PENSION BENEFITS  POSTRETIREMENT BENEFITS
                                     ------------------- -----------------------
                                      THREE MONTHS ENDED    THREE MONTHS ENDED
                                     MARCH 27,  MARCH 29,  MARCH 27,  MARCH 29,
                                       2004       2003       2004       2003
                                     ---------  ---------  ---------  ----------
Service cost                          $    --    $   157    $     5    $     4
Interest cost                           2,266      2,844        750        660
Expected return on plan assets         (2,389)    (3,014)        --         --
Amortization of prior service costs        --         --       (180)      (180)
Recognized net actuarial loss           1,497      1,017         --         86
                                     ---------  ---------  ---------  ----------
Net periodic benefit cost             $ 1,374    $ 1,004    $   575    $   570
                                     =========  =========  =========  ==========


                                       SIX MONTHS ENDED     SIX MONTHS ENDED
                                     MARCH 27,  MARCH 29,  MARCH 27,  MARCH 29,
                                        2004      2003       2004       2003
                                     ---------  ---------  ---------  ----------
Service cost                          $    --    $   314    $    10    $     8
Interest cost                           4,882      5,688      1,500      1,320
Expected return on plan assets         (4,778)    (6,028)        --         --
Amortization of prior service costs        --         --       (360)      (360)
Recognized net actuarial loss           2,994      2,034         --        172
                                     ---------  ---------  ---------  ----------
Net periodic benefit cost             $ 3,098    $ 2,008    $ 1,150    $ 1,140
                                     =========  =========  =========  ==========

There are no projected minimum employer contribution requirements for fiscal year 2004 under our defined benefit pension plan. The projected annual contributions requirements related to the Partnership's postretirement health care and life insurance benefit plan for the fiscal year ended September 25, 2004 are $2,500, of which $1,253 has been contributed during the six month period ended March 27, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and six months ended March 27, 2004. The discussion should be read in conjunction with the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the most recent fiscal year ended September 27, 2003.

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

SEASONALITY

     The retail propane and fuel oil distribution businesses are seasonal because of propane and fuel oil's primary use for heating in residential and commercial buildings. Historically, approximately two-thirds of our retail propane volume is sold during the six-month peak heating season from October through March. The fuel oil business (which we recently acquired through the Acquisition of Agway Energy) tends to have an even greater impact from seasonality given its more limited use for space heating and, as such, we expect that approximately three-fourths of our fuel oil volumes will be sold between October and March. Consequently, sales and operating profits are concentrated in our first and second fiscal quarters. Cash flows from operations, therefore, are greatest during the second and third fiscal quarters when customers pay for products purchased during the winter heating season. Lower operating profits and either net losses or lower net income during the period from April through September (our third and fourth fiscal quarters) are expected. To the extent necessary, we will reserve cash from the second and third quarters for distribution to Common Unitholders in the first and fourth fiscal quarters.

WEATHER

     Weather conditions have a significant impact on the demand for propane and fuel oil for both heating and agricultural purposes. Many of our customers rely heavily on propane or fuel oil as a heating source. Accordingly, the volume sold is directly affected by the severity of the winter weather in our service areas, which can vary substantially from year to year. In any given area, sustained warmer-than-normal temperatures will tend to result in reduced propane and fuel oil use, while sustained colder-than-normal temperatures will tend to result in greater use.

RISK MANAGEMENT

     Product supply contracts are generally one-year agreements subject to annual renewal and generally permit suppliers to charge posted market prices (plus transportation costs) at the time of delivery or the current prices established at major delivery points. Since rapid increases in the cost of propane or fuel oil may not be immediately passed on to retail customers, such increases could reduce profitability. We engage in risk management activities to reduce the effect of price volatility on our product costs and to help ensure the availability of product during periods of short supply. We are currently a party to propane and fuel oil futures contracts traded on the New York Mercantile Exchange (the "NYMEX") and enter into forward and option agreements with third parties to purchase and sell propane or fuel oil at fixed prices in the future. Risk management activities are monitored by an internal Commodity Risk Management Committee, made up of five members of management, through enforcement of our

Commodity Trading Policy and reported to our Audit Committee. Risk management transactions may not always result in increased product margins. See the additional discussion in Item 3 of this Quarterly Report.

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

ENVIRONMENTAL RESERVES. We establish reserves for environmental exposures when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based upon our best estimate of costs associated with environmental remediation and ongoing monitoring activities. Accrued environmental reserves are exclusive of claims against third parties, except where contribution or reimbursement from such third parties has been agreed and we are reasonably assured of receiving such contribution or reimbursement. Environmental reserves are not discounted.

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

EXECUTIVE SUMMARY OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The second quarter of fiscal 2004 ended March 27, 2004 was the first full quarter that includes the results from the Acquisition of substantially all of the assets and operations of Agway Energy, which closed on December 23, 2003. This Acquisition expands our product and service offerings in the northeast energy market with the addition of fuel oil and other refined products, as well as expansion of our heating, ventilation and air conditioning ("HVAC") service activities. The addition of Agway Energy has had a significant impact on our financial position, results of operations and cash flows in both the three and six month period ended March 27, 2004. The total cost of the Acquisition was approximately $211.2 million, consisting of the $205.0 million purchase price (net of a $1.0 million favorable purchase price adjustment for working capital), plus fees and expenses associated with the Acquisition. The Acquisition was financed through a combination of $87.6 million in net proceeds from the issuance of 2,990,000 Common Units and the remainder from a portion of the net proceeds from the issuance of $175.0 million in 6.875% senior notes, both during December 2003.

     As a result, we reported record earnings for the second quarter ended March 27, 2004 with net income of $92.6 million, or $2.97 per Common Unit, an increase of $34.3 million (58.8%) compared to net income of $58.3 million, or $2.31 per Common Unit, in the prior year quarter. EBITDA (as defined and reconciled below) of $112.6 million for the three months ended March 27, 2004 increased $38.6 million (52.2%) compared to $74.0 million from the prior year quarter. For the six month period ended March 27, 2004, we reported net income of $112.7 million, or $3.78 per Common Unit, compared to $81.6 million, or $3.23 per Common Unit, in the prior year period. EBITDA for the six month period ended March 27, 2004 increased $36.6 million (32.3%) to $149.8 million compared to $113.2 million in the prior year period.

     EBITDA and net income for the second quarter and first half of fiscal 2004 were favorably impacted by the net result of certain significant items, mainly relating to: (i) a $14.2 million gain from the sale of ten customer service centers in Texas, Oklahoma, Missouri and Kansas considered to be non-strategic, compared to a $2.4 million gain from the sale of five customer service centers during the second quarter of fiscal 2003; (ii) a non-cash charge of $5.6 million included within cost of products sold relating to the settlement of futures contracts which were marked-to-market under purchase accounting for the Acquisition; and, (iii) a $2.2 million restructuring charge related to our initial efforts to integrate certain management and back office functions of Agway Energy. These significant items had a net positive impact of $4.0 million on the year-over-year comparison of net income and EBITDA.

     From an operational perspective, retail propane volumes for the three month period ended March 27, 2004 of 219.9 million gallons increased 36.9 million gallons, or 20.2%, compared to the prior year quarter primarily as a result of the addition of Agway Energy, offset slightly by warmer than normal nationwide average temperatures during the quarter. Sales of fuel oil and other refined fuels for the three month period ended March 27, 2004 amounted to 110.6 million gallons. Nationwide average temperatures, as reported by the National Oceanic and Atmospheric Administration ("NOAA"), averaged 3% warmer than normal in the second quarter of fiscal 2004 compared to 2% colder than normal in the prior year quarter, or 5% warmer temperatures year-over-year. For the six month period ended March 27, 2004, retail propane volumes increased 29.0 million gallons, or 9.0%, to 351.9 million gallons, primarily as a result of the Acquisition. Volumes for the six month period ended March 27, 2004 were negatively impacted by 4% warmer than normal average nationwide temperatures compared to 2% colder than normal temperatures in the prior year period.

     The first six months of fiscal 2004 marked several milestones for our Partnership, highlighted by the Acquisition and the successful completion of a concurrent follow-on equity offering and debt offering to finance the Acquisition. Following our record earnings level for the quarter ended March 27, 2004, we ended the second quarter of fiscal 2004 with approximately $61.4 million in cash and cash equivalents and had no amounts outstanding under our Revolving Credit Agreement as of March 27, 2004. During the first three months following the Acquisition, we have taken certain steps, as anticipated, to integrate the upper management and back office functions of Agway Energy. As we look ahead to the remainder of fiscal 2004, with the peak heating season behind us, we will focus on achieving synergies in our field operations and operational efficiencies from the combined entity. As was the case in the second quarter of fiscal 2004, we expect to incur additional restructuring charges and other costs to integrate the combined operations during the third and fourth quarters of fiscal 2004 in order to achieve the anticipated synergies from the Acquisition. Based on our current estimates of our cash flow from operations, our strong cash position at the end of the second quarter of fiscal 2004 and our availability under the Revolving Credit Agreement (unused borrowing capacity under the working capital facility of $61.5 million at March 27, 2004), we expect to have sufficient funds to meet our current and future obligations, including the additional cash requirements to fund our integration efforts.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH  27, 2004 COMPARED TO THREE MONTHS ENDED MARCH 29, 2003

     Revenues. Revenues increased $286.9 million, or 99.7%, to $574.6 million for the three months ended March 27, 2004 compared to $287.7 million for the three months ended March 29, 2003. Revenues from retail propane activities of $341.1 million for the three months ended March 27, 2004 increased $78.4 million, or 29.8%, compared to $262.7 million in the prior year quarter. This increase is the result of increased propane sales volumes, coupled with an increase in average selling prices. Retail propane gallons sold increased 36.9 million gallons, or 20.2%, to 219.9 million gallons in the second quarter of fiscal 2004 compared to 183.0 million gallons in the prior year quarter. The increase in retail propane gallons sold was attributable to the addition of Agway Energy, offset to an extent by warmer nationwide average temperatures during the second quarter of fiscal 2004 compared to the prior year quarter. Temperatures nationwide, as reported by NOAA, averaged 3% warmer than normal in the second quarter of fiscal 2004 compared to 2% colder than normal in the prior year quarter, or 5% warmer temperatures year-over-year. Average selling prices increased approximately 8.2% as a result of sustained higher commodity prices for propane. The average posted price of propane during the second quarter of fiscal 2004 increased approximately 1% compared to the average posted prices in the prior year quarter.

     Revenues from sales of fuel oil and other refined fuels amounted to $110.6 million for the three month period ended March 27, 2004 attributable to 110.6 million gallons sold from the addition of Agway Energy. Revenues from wholesale and risk management activities of $11.8 million for the three months ended March 27, 2004 increased $8.1 million, compared to revenues of $3.7 million for the three months ended March 29, 2003. The increase in wholesale and risk management activities results from slightly higher volumes sold in the wholesale market. Revenue from other sources, including sales of natural gas and electricity in deregulated markets, HVAC service activities and sales of appliances and related parts, of $111.1 million for the three months ended March 27, 2004 increased $89.9 million compared to other revenue in the prior year quarter of $21.2 million. The increase in other revenues is primarily attributable to the addition of natural gas and electricity marketing and service and maintenance revenues from Agway Energy.

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

     Cost of products sold increased $204.5 million to $346.7 million for the three months ended March 27, 2004 compared to $142.2 million in the prior year quarter. The increase results primarily from the aforementioned increase in retail propane volumes sold, as well as the addition of fuel oil and other refined fuel sales volumes during the second quarter of fiscal 2004, which had a combined impact of $127.4 million on the fiscal 2004 second quarter compared to the prior year quarter. Higher commodity prices for propane during the fiscal 2004 second quarter also resulted in an increase in cost of products sold in the amount of $21.5 million compared to the prior year quarter. Increased wholesale and risk management activities, noted above, caused an increase of $8.5 million in cost of products sold compared to the prior year quarter.

    Additionally, cost of products sold for the three months ended March 27, 2004 included a $5.6 million non-cash charge associated with the settlement of futures contracts that were acquired in the Acquisition. As the underlying futures and option contracts are settled the derivative assets are charged to cost of products sold as an offset to the realized gains from contract settlement. The impact on cost of products sold represents a non-cash charge resulting from the application of purchase accounting on derivative instruments acquired. In addition, the increase in revenues attributable to natural gas and electricity marketing, HVAC service activities and sales of appliances and related parts noted above had a $41.5 million impact on cost of products sold in the second quarter of fiscal 2004 compared to the prior year quarter.

    For the three months ended March 27, 2004, cost of products sold represented 60.3% of revenues compared to 49.4% in the prior year quarter. The increase in the cost of products sold as a percentage of revenue during the second quarter of fiscal 2004 compared to the prior year quarter results primarily from the addition of sales from fuel oil and other refined fuels, as well as the increased level of HVAC service and other sales activity generated from the Acquisition of Agway Energy. Generally, the percentage of the commodity price for fuel oil and other refined fuels on revenues tends to be between 20% and 30% higher than propane costs are as a percentage of propane revenues. Additionally, as was the case prior to the Acquisition, the percentage of cost of products sold for sales of appliances and related parts and HVAC services tends to be higher than that for the retail propane activities. Accordingly, the different mix of product sales during the second quarter of fiscal 2004 compared to the prior year quarter has had an impact on this percentage comparison.

     Operating Expenses. All other costs of operating our retail distribution and appliance sales and service operations are reported within operating expenses in the consolidated statements of operations. These operating expenses include the compensation and benefits of field and direct operating support personnel, costs of operating and maintaining our vehicle fleet, overhead and other costs of our purchasing, training and safety departments and other direct and indirect costs of our customer service centers. Operating expenses increased 69.7%, or $45.1 million, to $109.8 million for the three months ended March 27, 2004 compared to $64.7 million for the three months ended March 29, 2003. Operating expenses in the second quarter of fiscal 2004 include a $1.1 million unrealized (non-cash) gain representing the net change in fair values of derivative instruments during the quarter, compared to a $0.4 million unrealized loss in the prior year quarter (see Item 3 Quantitative and Qualitative Disclosures About Market Risk for information on our policies regarding the accounting for derivative instruments).

     In addition to the non-cash impact of changes in the fair value of derivative instruments, operating expenses increased primarily from the impact on employee, vehicle and facility costs from the addition of the Agway Energy operations for a full quarter. The most significant impact on operating expenses in the second quarter of fiscal 2004 was primarily attributable to (i) $25.0 million increased employee compensation and benefit costs related to an increase in field personnel, (ii) $7.2 million increase in vehicle related costs associated with the addition of the Agway Energy fleet, (iii) $2.5 million higher costs associated with operating and maintaining our facilities from the addition of the Agway Energy customer service centers, (iv) $2.3 million increased insurance costs, (v) $0.7 million increased marketing and advertising costs, (vi) $0.7 million higher pension costs and, (vii) $0.6 million higher medical costs.

     General and Administrative Expenses. All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations. General and administrative expenses of $17.4 million for the three months ended March 27, 2004 were $7.3 million, or 72.3%, higher than the prior year quarter of $10.1 million. The increase was primarily attributable to the impact of $4.5 million higher employee compensation and benefit costs as a result of higher profit levels and increased overall headcount to support increased activities from the Acquisition. In addition, in connection with the transition of Agway Energy we have incurred transition services fees in the amount of $2.3 million related to back office functions being performed by Agway, Inc. on our behalf during the first six months following the Acquisition, as well as higher travel and professional services fees associated with integration activities during the second quarter of fiscal 2004.

     Restructuring Costs. During the second quarter of fiscal 2004, in connection with the initial integration of certain management and back office functions of Agway Energy, we recorded a $2.2 million restructuring charge associated with employee termination and other benefit costs incurred as a result of actions taken during the quarter. The restructuring and integration of our field and back office functions will continue throughout the remainder of fiscal 2004 in order to achieve the anticipated synergies from the combined operations. As a result, additional restructuring charges including severance, costs of vacating duplicative facilities and contract termination and other exit costs, as well as asset impairment charges are expected to be incurred during the third and fourth quarters of fiscal 2004.

     Depreciation and Amortization. Depreciation and amortization expense increased $2.4 million, or 35.3%, to $9.2 million for the three months ended March 27, 2004 primarily as a result of the additional depreciation and amortization attributable to the acquired property, plant and equipment and identifiable intangible assets.

     Income Before Interest Expense and Income Taxes and EBITDA. Income before interest expense and income taxes of $89.2 million in the three months ended March 27, 2004 increased $25.4 million, or 39.8%, compared to $63.8 million in the prior year quarter. Earnings before interest, taxes, depreciation and amortization ("EBITDA") amounted to $112.6 million for the three months ended March 27, 2004, compared to $74.0 million for the prior year quarter, an increase of $38.6 million, or 52.2%. The increase in income before interest expense and income taxes and in EBITDA compared to the prior year quarter reflects the nearly 100% increase in revenues attributable to increased propane volumes, as well as the addition of multiple energy product offerings, including the increased level of HVAC service activities, from the addition of Agway Energy. The favorable impact on revenues and related margins was offset, to an extent, by the added operating and general and administrative costs described above to support the increased level of field operations, as well as to support integration and restructuring activities. In addition, the $14.2 million gain reported in the second quarter of fiscal 2004 and the $2.4 million gain reported in the second quarter of fiscal 2003 from the sale of customer service centers (reported within discontinued operations as described below) had a favorable impact on EBITDA in both the current and prior year quarters.

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

                                                                        THREE MONTHS ENDED
                                                                      -----------------------
                                                                       MARCH 27,    MARCH 29,
                                                                         2004         2003
                                                                      ----------   ----------
Net income                                                            $  92,560    $  58,306
Add:
    Provision for income taxes                                               83           37
    Interest expense, net                                                10,770        8,876
    Depreciation and amortization                                         9,223        6,800
                                                                      ----------   ----------
EBITDA                                                                  112,636       74,019
                                                                      ----------   ----------
Add / (subtract):
    Provision for income taxes                                              (83)         (37)
    Interest expense, net                                               (10,770)      (8,876)
    (Gain) / loss on disposal of property, plant and equipment, net         (79)          26
    Gain on sale of customer service centers                            (14,205)      (2,404)
    Changes in working capital and other assets and liabilities         (75,726)     (47,740)
                                                                      ----------   ----------
Net cash provided by operating activities                             $  11,773    $  14,988
                                                                      ==========   ==========
Net cash provided by investing activities                             $  15,355    $   3,235
                                                                      ==========   ==========
Net cash used in financing activities                                 $ (18,348)   $ (14,533)
                                                                      ==========   ==========


     Interest Expense. Net interest expense increased $1.9 million, or 21.3%, to $10.8 million in the second quarter of fiscal 2004 compared to $8.9 million in the prior year quarter. The increase in net interest expense is a result of the net impact of the addition of $175.0 million of 6.875% senior notes associated with financing for the Acquisition of Agway Energy, offset by $42.5 million lower amounts outstanding under our 7.54% senior notes as a result of the repayment of a portion of the principal on July 1, 2003.

     Discontinued Operations. As part of our overall business strategy, we continually monitor and evaluate our existing operations to identify opportunities that will allow us to optimize our return on assets employed by selectively consolidating or divesting operations in slower growing or non-strategic markets. In line with that strategy, we sold ten customer service centers in Texas, Oklahoma, Missouri and Kansas during the second quarter of fiscal 2004 for total cash proceeds of approximately $24.0 million. We recorded a gain on sale of approximately $14.2 million, which has been accounted for within discontinued operations pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In the prior year quarter, we sold five customer service centers for total cash proceeds of approximately $5.7 million, resulting in a gain on sale of approximately $2.4 million. Additionally, discontinued operations for the three months ended March 29, 2003 includes $1.1 million related to earnings generated in the second quarter of fiscal 2003 from the customer service centers discontinued in the second quarter of fiscal 2004.

SIX MONTHS ENDED MARCH  27, 2004 COMPARED TO SIX MONTHS ENDED MARCH 29, 2003

     Revenues. Revenues increased $308.3 million, or 63.3%, to $795.2 million for the six months ended March 27, 2004 compared to $486.9 million for the six months ended March 29, 2003. Revenues from retail propane activities of $517.9 million for the six months ended March 27, 2004 increased $87.9 million, or 20.4%, compared to $430.0 million in the prior year period. This increase is the result of an increase in propane sales volumes, coupled with an increase in average selling prices in line with higher commodity prices for propane. Despite nationwide average temperatures, as reported by NOAA, that were 4% warmer than normal and 6% warmer than the prior year, retail propane gallons sold increased
29.0 million gallons, or 9.0%, to 351.8 million gallons for the six months ended March 27, 2004. The increase is primarily attributable to the addition of Agway Energy from the date of the Acquisition, offset to an extent by the impact of the warmer temperatures. Average selling prices increased approximately 8.4% as a result of sustained higher commodity prices for propane. The average posted price of propane during the first six months of fiscal 2004 increased approximately 8% compared to the average posted prices in the prior year period.

     Revenues from sales of fuel oil and other refined fuels amounted to $112.6 million for the six months ended March 27, 2004 attributable to 112.2 million gallons sold from the addition of Agway Energy on December 23, 2003. Revenues from wholesale and risk management activities of $20.2 million for the six months ended March 27, 2004 increased $10.8 million, compared to revenues of $9.4 million for the six months ended March 29, 2003. Revenue from other sources, including natural gas and electricity marketing to deregulated markets, HVAC service activities and sales of appliances and related parts, of $144.5 million for the six months ended March 27, 2004 increased $97.3 million compared to other revenue in the prior year period of $47.2 million. The increase in other revenues is primarily attributable to the addition of sales of natural gas and electricity and service and maintenance revenues from Agway Energy.

     Cost of Products Sold. Cost of products sold increased $222.3 million, or 94.7%, to $457.0 million for the six months ended March 27, 2004 compared to $234.7 million in the prior year period. The increase results primarily from the increase in retail propane volumes sold, as well as the addition of fuel oil and other refined fuel sales volumes, which had a combined impact of $122.9 million on the year-over-year comparison of cost of products sold. Higher commodity prices for propane during the first half of fiscal 2004 also resulted in an increase in cost of products sold by $36.7 million compared to the prior year. Increased wholesale and risk management activities, noted above, caused an increase of $11.0 million in cost of products sold compared to the prior year period.

     Additionally, cost of products sold for the six months ended March 27, 2004 included a $5.6 million non-cash charge associated with the settlement of futures contracts that were acquired in the Acquisition. As the underlying futures and option contracts are settled the derivative assets are charged to cost of products sold as an offset to the realized gains from contract settlement. The impact on cost of products sold represents a non-cash charge resulting from the application of purchase accounting on derivative instruments acquired. In addition, the increase in revenues attributable to natural gas and electricity marketing, HVAC service activities and sales of appliances and related parts noted above had a $46.1 million impact on cost of products sold in the six months ended March 27, 2004 compared to the prior year period. For the six months ended March 27, 2004, cost of products sold represented 57.5% of revenues compared to 48.2% in the prior year period. As described in the three month comparison above, the increase in the cost of products sold as a percentage of revenue during the first half of fiscal 2004 compared to the prior year period results primarily from the different mix of products sold and increased levels of HVAC service activities.

     Operating Expenses. Operating expenses of $172.6 million for the six month ended March 27, 2004 increased $49.4 million, or 40.0%, compared to $123.2 million for the prior year period. Operating expenses in the first half of fiscal 2004 include a $0.3 million unrealized (non-cash) gain representing the net change in fair values of derivative instruments during the period, compared to a $1.4 million unrealized loss in the prior year period (see Item 3 Quantitative and Qualitative Disclosures About Market Risk for information on our policies regarding the accounting for derivative instruments). In addition to the non-cash impact of changes in the fair value of derivative instruments, operating expenses increased $51.1 million as a result of (i) $26.1 million increased employee compensation and benefit costs associated with the addition of Agway Energy personnel and increased earnings, (ii) $7.6 million increased costs for operating our fleet as a result of the addition of the Agway Energy fleet, (iii) $2.7 million higher costs to operate the additional customer service centers acquired, (iv) $2.7 million incremental insurance costs, (v) $1.1 million higher pension costs, and (vi) $1.0 million higher medical costs.

     General and Administrative Expenses. General and administrative expenses of $27.9 million for the six months ended March 27, 2004 were $8.7 million, or 45.3%, higher than the prior year period of $19.2 million. The increase was primarily attributable to the impact of $5.0 million higher employee compensation and benefit costs as a result of higher profit levels and increased overall headcount, as well as $2.3 million related to transition services fees paid to Agway, Inc. for back office support provided subsequent to the Acquisition. In addition, we incurred incremental travel and professional fees in the first quarter of fiscal 2004 associated with our efforts to acquire Agway Energy and higher costs in the second quarter of fiscal 2004 in connection with our integration efforts.

     Restructuring Costs. As discussed in more detail in the three month comparison above, during the second quarter of fiscal 2004 we recorded a $2.2 million restructuring charge associated with employee termination and other benefit costs incurred as a result of actions taken during the second quarter to integrate certain management and back office functions of Agway Energy.

     Depreciation and Amortization. Depreciation and amortization expense increased 19.6% to $16.5 million for the six months ended March 27, 2004 compared to $13.8 million for the prior year period, primarily as a result of the additional depreciation and amortization associated with the acquired tangible and intangible assets.

     Income Before Interest Expense and Income Taxes and EBITDA. Income before interest expense and income taxes of $119.1 million in the six months ended March 27, 2004 increased $23.1 million, or 24.1%, compared to $96.0 million in the prior year period. Earnings before interest, taxes, depreciation and amortization ("EBITDA") amounted to $149.8 million for the six months ended March 27, 2004, compared to $113.2 million for the prior year period, an increase of $36.6 million, or 32.3%. The increases in income before interest expense and income taxes and in EBITDA compared to the prior year period reflects the favorable impact on revenues and related margins from the addition of the Agway Energy operations. This favorable impact was offset, to an extent, by the added operating and general and administrative costs to support the increased level of field operations, as well as to support integration and restructuring activities. Additionally, the warmer than normal temperatures experienced during the first half of fiscal 2004, described above, negatively impacted volumes for the period compared to the prior year. In addition, the $14.2 million gain reported in the second quarter of fiscal 2004 and the $2.4 million gain reported in the second quarter of fiscal 2003 from the sale of customer service centers (reported within discontinued operations) had a favorable impact on EBITDA in both the current and prior year periods.

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

                                                                   SIX MONTHS ENDED
                                                                  ----------------------
                                                                  MARCH 27,    MARCH 29,
                                                                    2004         2003
                                                                  ---------    ---------
Net income                                                        $ 112,651    $  81,560
Add:
    Provision for income taxes                                          166          167
    Interest expense, net                                            20,481       17,732
    Depreciation and amortization                                    16,452       13,773
                                                                  ---------    ---------
EBITDA                                                              149,750      113,232
                                                                  ---------    ---------
Add / (subtract):
    Provision for income taxes                                         (166)        (167)
    Interest expense, net                                           (20,481)     (17,732)
    Gain on disposal of property, plant and equipment, net             (161)        (320)
    Gain on sale of customer service centers                        (14,205)      (2,404)
    Changes in working capital and other assets and liabilities     (91,403)     (69,243)
                                                                  ---------    ---------
Net cash provided by operating activities                         $  23,334    $  23,366
                                                                  =========    =========
Net cash used in (provided by) investing activities               $(199,640)   $     674
                                                                  =========    =========
Net cash provided by / (used in) financing activities             $ 221,967    $ (29,124)
                                                                  =========    =========

     Interest Expense. Net interest expense increased $2.8 million, or 15.8%, to $20.5 million in the first half of fiscal 2004 compared to $17.7 million in the prior year period, primarily as a result of a one-time fee of $1.9 million related to financing commitments for the Acquisition incurred during the first quarter of fiscal 2004. In addition, net interest expense increased as a result of the net impact of the addition of $175.0 million of 6.875% senior notes associated with financing for the Acquisition, offset by $42.5 million lower amounts outstanding under our 7.54% senior notes.

     Discontinued Operations. As described above, we sold ten customer service centers in Texas, Oklahoma, Missouri and Kansas during the second quarter of fiscal 2004 for total cash proceeds of approximately $24.0 million. We recorded a gain on sale of approximately $14.2 million, which has been accounted for within discontinued operations. In the prior year quarter, we sold five customer service centers for total cash proceeds of approximately $5.7 million, resulting in a gain on sale of approximately $2.4 million. Additionally, discontinued operations for the six months ended March 29, 2003 includes $1.1 million related to earnings generated in the first half of fiscal 2003 from the customer service centers discontinued in the second quarter of fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Due to the seasonal nature of the propane and fuel oil businesses, cash flows from operating activities are greater during the winter and spring seasons, our second and third fiscal quarters, as customers pay for products purchased during the heating season. For the six months ended March 27, 2004, net cash provided by operating activities was $23.3 million compared to cash provided by operating activities of $23.4 million for the six months ended March 29, 2003. The slight decrease was primarily due to increased earnings for the six months ended March 27, 2004 compared to the prior year period, offset by a $22.2 million increase in the investment in working capital. The changes in working capital result primarily from an increase in accounts receivable and inventories in line with increased sales volumes and higher commodity prices, offset to a degree by lower payments under employee compensation plans and higher accounts payable.

     Net cash used in investing activities of $199.6 million for the six months ended March 27, 2003 consists of the net impact of the total cost of the Acquisition of Agway Energy of approximately $211.2 million, offset to an extent by net proceeds from the sale of ten customer service centers of $24.0 million and net proceeds of $0.4 million from the sale of property, plant and equipment. Additionally, capital expenditures amounted to $12.9 million (including $2.5 million for maintenance expenditures and $10.4 million to support the growth of operations) for the six month period ended March 27, 2004. Net cash provided by investing activities of $0.7 million during the six months ended March 29, 2003 consisted of net proceeds from the sale of five customer service centers of $5.7 million and net proceeds of $1.0 million from the sale of property, plant and equipment; offset by capital expenditures of $6.0 million (including $1.7 million for maintenance expenditures and $4.3 million to support the growth of operations).

     Net cash provided by financing activities for the six months ended March 27, 2004 was $222.0 million as a result of (i) the issuance of $175.0 million aggregate principal amount of 6.875% senior notes due 2013, a portion of which was used to fund a portion of the Acquisition and, (ii) the net proceeds of $87.6 million from a follow-on public offering of 2,990,000 Common Units (including full exercise of the underwriters' over-allotment option) during December 2003 to fund a portion of the Acquisition; offset by (i) the payment of our quarterly distributions of $0.5875 per Common Unit during each of the first two quarters of fiscal 2004 amounting to $34.7 million and, (ii) $5.9 million in fees associated with the issuance of the senior notes noted above. Net cash used in financing activities for the six months ended March 29, 2003 was $29.1 million, primarily reflecting payment of our quarterly distributions of $0.5750 per Common Unit during the first and second quarters of fiscal 2003.

     On December 23, 2003, we issued $175.0 million aggregate principal amount of senior notes with an annual interest rate of 6.875% through a private placement under Rule 144A and Regulation S of the Securities Act of 1933. On April 15, 2004, pursuant to a registration rights agreement, we launched an offer to exchange the $175.0 million senior notes that were issued on December 23, 2003 with $175.0 million senior notes that were registered with the SEC and which have substantially the same terms as the senior notes issued on December 23, 2003 (the "2003 Senior Notes"). The holders of senior notes that were issued on December 23, 2003 have until May 13, 2004 to exchange their notes for the 2003 Senior Notes. We used approximately $122.4 million from the issuance of the

6.875% senior notes to fund a portion of the total cost of the Acquisition and the remaining net proceeds for general partnership purposes, which include working capital purposes, capital expenditures or debt reduction. Our obligations under the 2003 Senior Notes are unsecured and will rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The 2003 Senior Notes are structurally subordinated to, which means they rank effectively behind, the senior notes and other liabilities of the Operating Partnership. The 2003 Senior Notes will mature December 15, 2013, and require semiannual interest payments beginning on June 15, 2004. We may redeem some or all of the 2003 Senior Notes any time on or after December 15, 2008, at redemption prices specified in the indenture governing the 2003 Senior Notes (the "2003 Senior Note Agreement"). The 2003 Senior Note Agreement contains certain restrictions applicable to us and certain of our subsidiaries with respect to (i) the incurrence of additional indebtedness; and (ii) liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.

         On March 5, 1996, pursuant to a Senior Note Agreement (the "1996 Senior Note Agreement"), our Operating Partnership issued $425.0 million of senior notes (the "1996 Senior Notes") with an annual interest rate of 7.54%. Our Operating Partnership's obligations under the 1996 Senior Note Agreement are unsecured and rank on an equal and ratable basis with its obligations under the 2002 Senior Note Agreement and the Revolving Credit Agreement discussed below. Under the terms of the 1996 Senior Note Agreement, our Operating Partnership became obligated to pay the principal on the 1996 Senior Notes in equal annual payments of $42.5 million starting July 1, 2002, with the last such payment due June 30, 2011. On July 1, 2002, we received net proceeds of $42.5 million from the issuance by our Operating Partnership of 7.37% Senior Notes due June, 2012 (the "2002 Senior Notes") and used the funds to pay the first annual principal payment of $42.5 million due under the 1996 Senior Note Agreement. Our Operating Partnership's obligations under the agreement governing the 2002 Senior Notes (the "2002 Senior Note Agreement") are unsecured and rank on an equal and ratable basis with its obligations under the 1996 Senior Note Agreement and the Revolving Credit Agreement. Rather than refinance the second annual principal payment of $42.5 million due under the 1996 Senior Note Agreement, we elected to repay this principal payment on June 30, 2003. The third annual principal payment of $42.5 million under the 1996 Senior Note Agreement is due July 1, 2004. We expect that we will be able to be make this payment from cash flow from operations, our cash position or availability under our Revolving Credit Agreement. Alternatively, we may elect to refinance this next principal payment through either a private placement of senior notes or the issuance of additional senior notes under the 2003 Senior Note Agreement.

     Our Operating Partnership's Revolving Credit Agreement, which provided a $75.0 million working capital facility and a $25.0 million acquisition facility, matures on May 31, 2006. Borrowings under the Revolving Credit Agreement bear interest at a rate based upon either LIBOR plus a margin, Wachovia National Bank's prime rate or the Federal Funds rate plus 1/2 of 1%. An annual fee ranging from .375% to .50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of March 27, 2004 and September 27, 2003, there were no borrowings outstanding under the Revolving Credit Agreement. As of March 27, 2004, we had $61.5 million of unused borrowing capacity under the working capital facility of our Revolving Credit Agreement, after considering the impact on borrowing availability from outstanding letters of credit associated with our casualty insurance coverage and certain operating lease obligations. We are currently evaluating the adequacy of the borrowing capacity provided under the Revolving Credit Agreement in light of the additional seasonal cash needs of Agway Energy, as well as any future needs that may arise as a result of our growth initiatives. Although not currently contemplated, we may need to increase the borrowing capacity of the Revolving Credit Agreement in the future to accommodate seasonal working capital requirements associated with the added business activity from Agway Energy.

     The 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement contain various restrictive and affirmative covenants applicable to the Operating Partnership, including (a) maintenance of certain financial tests, including, but not limited to, a leverage ratio of less than
5.0 to 1, an interest coverage ratio in excess of 2.5 to 1 and a leverage ratio of less than 5.25 to 1 when the underfunded portion of our pension obligations is used in the computation of the ratio, (b) restrictions on the incurrence of additional indebtedness, and (c) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Our Operating Partnership was in compliance with all covenants and terms of all of its debt agreements as of March 27, 2004 and at the end of each fiscal quarter for all periods presented.

     We will make distributions in an amount equal to all of our Available Cash, as defined in the Second Amended and Restated Partnership Agreement, approximately 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. The Board of Supervisors reviews the level of Available Cash on a quarterly basis based upon information provided by management. On April 22, 2004, we declared an increase in our quarterly distribution rate to $0.60 per Common Unit, or $2.40 on an annualized basis, in respect of the second quarter of fiscal 2004 payable on May 11, 2004 to Common Unitholders of record on May 4, 2004. This quarterly distribution represents a $0.0125 per Common Unit, $0.05 per Common Unit annualized, increase from the prior quarter.

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

LONG-TERM DEBT OBLIGATIONS AND OTHER COMMITMENTS

     Long-term debt obligations and future minimum rental commitments under noncancelable operating lease agreements as of March 27, 2004 are due as follows (amounts in thousands):

                                       REMAINDER                                   FISCAL
                                       OF FISCAL   FISCAL     FISCAL     FISCAL    2008 AND
                                         2004       2005       2006       2007    THEREAFTER   TOTAL
                                       --------   --------   --------   --------   --------   --------
Long-term debt                         $ 42,908   $ 42,940   $ 42,975   $ 42,500   $387,500   $558,823
Operating leases                         12,807     17,949     11,912      7,540      7,092     57,300
                                       --------   --------   --------   --------   --------   --------
    Total long-term debt obligations
      and lease commitments            $ 55,715   $ 60,889   $ 54,887   $ 50,040   $394,592   $616,123
                                       ========   ========   ========   ========   ========   ========

     Additionally, we have standby letters of credit in the aggregate amount of $43.4 million, in support of our casualty insurance coverage and certain lease obligations, which expire periodically through March 1, 2005.

     We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2009. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the difference. Although the equipment's fair value at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $17.5 million. Of this amount, the fair value of residual value guarantees for operating leases entered into after December 31, 2002 was $2.8 million and $2.1 million which is reflected in other liabilities, with a corresponding amount included within other assets, in the accompanying condensed consolidated balance sheets as of both March 27, 2004 and September 27, 2003, respectively.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits" (the "revised SFAS 132"). The revised SFAS 132 requires additional disclosures in annual financial statements regarding types of plan assets held, investment strategies, measurement dates, plan obligations and cash flows, as well as certain disclosures in both interim and annual financial statements regarding components of net periodic benefit cost/(expense) and employer contributions. The revised SFAS 132 interim disclosures requirements were adopted as of and for the second quarter ended March 27, 2004. The annual disclosure requirements will be included in our Annual Report on Form 10-K for the year ended September 25, 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

     As of March 27, 2004, we were a party to exchange-traded futures and option contracts, forward contracts and in certain instances, over-the-counter options (collectively "derivative instruments") to manage the price risk associated with future purchases of the commodities used in its operations, principally propane and fuel oil. Futures and forward contracts require that we sell or acquire propane or fuel oil at a fixed price at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane or fuel oil at a specified price during a specified time period; the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of the product to the respective party or are settled by the payment of a net amount equal to the difference between the then current price and the fixed contract price. The contracts are entered into in anticipation of market movements and to manage and hedge exposure to fluctuating prices of propane and fuel oil, as well as to help ensure the availability of product during periods of high demand.

     Market risks associated with the trading of futures, options and forward contracts are monitored daily for compliance with our Commodity Risk Management Policy which includes volume limits for open positions. Open inventory positions are reviewed and managed daily as to exposures to changing market prices.

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

     At March 27, 2004, the fair value of derivative instruments described above resulted in derivative assets of $5.4 million included within prepaid expenses and other current assets and derivative liabilities of $0.5 million included within other current liabilities. Operating expenses include unrealized (non-cash) gains in the amount of $1.1 million for the three months ended March 27, 2004 and unrealized losses in the amount of $0.4 million for the three months ended March 29, 2003 attributable to the change in fair value of derivative instruments not designated as hedges. Operating expenses include unrealized gains in the amount of $0.3 million for the six months ended March 27, 2004 and unrealized losses in the amount of $1.4 million for the six months ended March 29, 2003 attributable to the change in fair value of derivative instruments not designated as hedges. At March 27, 2004, unrealized gains on derivative instruments designated as cash flow hedges in the amount of $0.8 million were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities market, the corresponding value in OCI is subject to change prior to its impact on earnings.

SENSITIVITY ANALYSIS

     In an effort to estimate the exposure of unfavorable market price movements, a sensitivity analysis of open positions as of March 27, 2004 was performed. Based on this analysis, a hypothetical 10% adverse change in market prices for each of the future months for which an option, futures and/or forward contract exists indicates either a reduction in potential future gains or potential losses in future earnings of $1.3 million and $0.8 million as of March 27, 2004 and March 29, 2003, respectively. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

     The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio at any given point in time.

ITEM 4. CONTROLS AND PROCEDURES

     Our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 27, 2004. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 27, 2004, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Quarterly Report on Form 10-Q is made known to them by others on a timely basis. Other than the impact of the recently completed acquisition of Agway Energy, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ending March 27, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. This Acquisition is changing how transactions are being processed and/or the functional areas responsible for the transaction processing. As a result, where appropriate, we are changing the design and operation of our internal control structure. We believe we are taking the necessary steps to monitor and maintain appropriate internal controls over financial reporting during this change.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.29 Asset Purchase Agreement by and among Ferrellgas, L.P., Suburban Sales and Service, Inc. and Suburban Propane, L.P. dated as of January 9, 2004.

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

(b) The Partnership filed the following Reports on Form 8-K with the Securities and Exchange Commission during the three months ended March 27, 2004:

     On January 15, 2004, the Partnership filed two press releases announcing
     (i) the completion of the Agway Energy acquisition and (ii) the sale of certain propane related assets to Ferrellgas, L.P., as exhibits to a Current Report on Form 8-K.

     On March 19, 2004 the Partnership filed (i) the unaudited condensed combined financial statements of Agway Energy Group (Agway Energy Products LLC, Agway Energy Services Inc. and Agway Energy Services PA, Inc.) as of September 30, 2003 and June 30, 2003 and for each of the three months ended September 30, 2003 and 2002 and the notes related thereto, and (ii) the unaudited pro forma condensed combined statement of operations of Suburban Propane Partners, L.P. and Agway Energy for the three month period ended December 27, 2003 and the notes related thereto, as exhibits to a Current Report on Form 8-K.On October 14, 2003, the Partnership filed the unaudited balance sheets of the General Partner, as of June 28, 2003 and September 28, 2002, as an exhibit to a Current Report on Form 8-K.


Other items under Part II are not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Suburban Propane Partners, L.P.


May 11, 2004                     /s/ ROBERT M. PLANTE
------------                     --------------------
Date                             Robert M. Plante
                                 Vice President and Chief Financial Officer



May 11, 2004                     /s/ MICHAEL A. STIVALA
------------                     ----------------------
Date                             Michael A. Stivala
                                 Controller
                                 (Principal Accounting Officer)