Form 10-Q
period 2004-06-26
SUBURBAN PROPANE PARTNERS LP
filed 2004-08-10
CIK 1005210

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 26, 2004

Commission File Number: 1-14222

SUBURBAN PROPANE PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3410353 (I.R.S. Employer Identification No.)

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

Yes             No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes             No

As of August 2, 2004, there were 30,256,767 Common Units outstanding.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

i

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

•	The impact of weather conditions on the demand for propane, fuel oil and other refined fuels;

•	Fluctuations in the unit cost of propane, fuel oil and other refined fuels;

•	The ability of the Partnership to compete with other suppliers of propane, fuel oil and other energy sources;

•	The impact on propane, fuel oil and other refined fuel prices and supply from the political, military and economic instability of the oil producing nations, global terrorism and other general economic conditions;

•	The ability of the Partnership to realize fully, or within the expected time frame, the expected cost savings and synergies from the acquisition of Agway Energy;

•	The ability of the Partnership to acquire and maintain reliable transportation for its propane, fuel oil and other refined fuels;

•	The ability of the Partnership to retain customers;

•	The impact of energy efficiency and technology advances on the demand for propane and fuel oil;

•	The ability of management to continue to control expenses;

•	The impact of changes in applicable statutes and government regulations, or their interpretations, including those relating to the environment and global warming and other regulatory developments on the Partnership's business;

•	The impact of legal proceedings on the Partnership's business;

•	The Partnership's ability to implement its expansion strategy into new business lines and sectors; and

•	The Partnership's ability to integrate acquired businesses successfully.

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

ii

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 26, 2004	September 27, 2003
ASSETS
Current assets:
Cash and cash equivalents	$115,771	$15,765
Accounts receivable, less allowance for doubtful accounts of $7,080 and $2,519, respectively	105,169	36,437
Inventories	47,247	41,510
Prepaid expenses and other current assets	25,921	5,200
Total current assets	294,108	98,912
Property, plant and equipment, net	411,318	312,790
Goodwill	280,055	243,236
Other intangible assets, net	27,178	1,035
Other assets	21,350	9,657
Total assets	$1,034,009	$665,630
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$44,789	$26,204
Accrued employment and benefit costs	37,440	20,798
Current portion of long-term borrowings	42,940	42,911
Accrued insurance	10,172	7,810
Customer deposits and advances	30,660	23,958
Accrued interest	14,896	7,457
Other current liabilities	16,308	8,575
Total current liabilities	197,205	137,713
Long-term borrowings	515,475	340,915
Postretirement benefits obligation	33,161	33,435
Accrued insurance	18,216	20,829
Accrued pension liability	46,783	42,136
Other liabilities	13,055	6,524
Total liabilities	823,895	581,552
Commitments and contingencies
Partners' capital:
Common Unitholders (30,257 and 27,256 units issued and outstanding at June 26, 2004 and September 27, 2003, respectively)	290,452	165,950
General Partner	2,504	1,567
Deferred compensation	(5,954)	(5,795)
Common Units held in trust, at cost	5,954	5,795
Unearned compensation	(4,268)	(2,171)
Accumulated other comprehensive loss	(78,574)	(81,268)
Total partners' capital	210,114	84,078
Total liabilities and partners' capital	$1,034,009	$665,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended
	June 26, 2004	June 28, 2003
Revenues
Propane and refined fuels	$226,109	$121,336
Other	53,585	18,758
	279,694	140,094
Costs and expenses
Cost of products sold	172,638	70,535
Operating	96,434	56,767
General and administrative	12,122	8,534
Restructuring costs	203	—
Impairment of goodwill	3,177	—
Depreciation and amortization	9,177	6,717
	293,751	142,553
Loss before interest expense and provision for income taxes	(14,057)	(2,459)
Interest expense, net	10,547	8,480
Loss before benefit for income taxes	(24,604)	(10,939)
Benefit for income taxes	(283)	(64)
Loss from continuing operations	(24,321)	(10,875)
Discontinued operations (Note 14):
Gain on sale of customer service centers	619	79
Loss from discontinued customer service centers	(635)	(1,139)
Net loss	$(24,337)	$(11,935)
General Partner's interest in net loss	$(757)	$(320)
Limited Partners' interest in net loss	$(23,580)	$(11,615)
Loss per Common Unit — basic
Loss from continuing operations	$(0.78)	$(0.42)
Discontinued operations	—	(0.05)
Net loss	$(0.78)	$(0.47)
Weighted average number of Common Units outstanding — basic	30,257	24,918
Loss per Common Unit — diluted
Loss from continuing operations	$(0.78)	$(0.42)
Discontinued operations	—	(0.05)
Net loss	$(0.78)	$(0.47)
Weighted average number of Common Units outstanding — diluted	30,257	24,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Nine Months Ended
	June 26, 2004	June 28, 2003
Revenues
Propane and refined fuels	$905,741	$550,050
Other	156,849	65,173
	1,062,590	615,223
Costs and expenses
Cost of products sold	622,616	298,836
Operating	264,337	176,154
General and administrative	40,016	27,704
Restructuring costs	2,382	—
Impairment of goodwill	3,177	—
Depreciation and amortization	25,629	20,490
	958,157	523,184
Income before interest expense and provision for income taxes	104,433	92,039
Interest expense, net	31,028	26,212
Income before (benefit) provision for income taxes	73,405	65,827
(Benefit) provision for income taxes	(117)	103
Income from continuing operations	73,522	65,724
Discontinued operations (Note 14):
Gain on sale of customer service centers	14,824	2,483
(Loss) income from discontinued customer service centers	(32)	1,418
Net income	$88,314	$69,625
General Partner's interest in net income	$2,367	$1,755
Limited Partners' interest in net income	$85,947	$67,870
Income per Common Unit — basic
Income from continuing operations	$2.44	$2.59
Discontinued operations	0.49	0.15
Net income	$2.93	$2.74
Weighted average number of Common Units outstanding — basic	29,380	24,727
Income per Common Unit — diluted
Income from continuing operations	$2.43	$2.58
Discontinued operations	0.49	0.16
Net income	$2.92	$2.74
Weighted average number of Common Units outstanding — diluted	29,476	24,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	June 26, 2004	June 28, 2003
Cash flows from operating activities:
Net income	$88,314	$69,625
Adjustments to reconcile net income to net cash provided by operations:
Depreciation expense	23,852	20,161
Amortization of intangible assets	1,777	329
Amortization of debt origination costs	1,021	1,052
Amortization of unearned compensation	835	658
Gain on disposal of property, plant and equipment, net	(153)	(486)
Gain on sale of customer service centers	(14,824)	(2,483)
Impairment of goodwill	3,177	—
Changes in assets and liabilities, net of acquisition:
(Increase) in accounts receivable	(3,924)	(15,751)
Decrease in inventories	6,884	5,479
(Increase) in prepaid expenses and other current assets	(5,788)	(1,285)
Increase (decrease) in accounts payable	1,728	(81)
Increase (decrease) in accrued employment and benefit costs	13,512	(414)
Increase in accrued interest	7,439	7,693
(Decrease) in other accrued liabilities	(24,075)	(19,509)
(Increase) in other noncurrent assets	(1,305)	(2,496)
Increase in other noncurrent liabilities	2,766	6,431
Net cash provided by operating activities	101,236	68,923
Cash flows from investing activities:
Capital expenditures	(18,502)	(9,411)
Aquisition of Agway Energy, net of cash acquired	(211,181)	—
Proceeds from sale of property, plant and equipment	773	1,683
Proceeds from sale of customer service centers, net	24,806	7,197
Net cash (used in) investing activities	(204,104)	(531)
Cash flows from financing activities:
Long-term debt repayments	(411)	(46,438)
Long-term debt issuance	175,000	—
Expenses associated with debt agreements	(5,908)	(819)
Net proceeds from issuance of Common Units	87,566	72,386
Partnership distributions	(53,373)	(43,598)
Net cash provided by (used in) financing activities	202,874	(18,469)
Net increase in cash and cash equivalents	100,006	49,923
Cash and cash equivalents at beginning of period	15,765	40,955
Cash and cash equivalents at end of period	$115,771	$90,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
(in thousands)
(unaudited)

	Number of Common Units	Common Unitholders	General Partner	Deferred Compensation	Common Units in Trust	Unearned Compensation	Accumulated Other Comprehensive (Loss)	Total Partners' Capital	Comprehensive Income

Balance at September 27, 2003	27,256	$165,950	$1,567	$(5,795)	$5,795	$(2,171)	$(81,268)	$84,078
Net income		85,947	2,367					88,314	$88,314
Other comprehensive loss:
Net unrealized gains on cash flow hedges							1,565	1,565	1,565
Reclassification of realized losses on cash flow hedges into earnings							1,129	1,129	1,129
Comprehensive income									$91,008
Partnership distributions		(51,943)	(1,430)					(53,373)
Sale of Common Units under public offering, net of expenses	2,990	87,566						87,566
Common Units issued under Restricted Unit Plan	11							—
Common Units distributed into trust				(159)	159			—
Grants issued under Restricted Unit Plan, net of forfeitures		2,932				(2,932)		—
Amortization of Restricted Unit Plan, net of forfeitures						835		835

Balance at June 26, 2004	30,257	$290,452	$2,504	$(5,954)	$5,954	$(4,268)	$(78,574)	$210,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)

1.	Partnership Organization

Suburban Propane Partners, L.P. (the "Partnership") is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail and wholesale marketing and distribution of propane, and related appliances, parts and service. In addition, with the acquisition of the assets and operations of Agway Energy on December 23, 2003 (see Note 3), the Partnership has expanded its activities to include the marketing and distribution of fuel oil and other refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. The limited partner interests in the Partnership are evidenced by Common Units traded on the New York Stock Exchange, with 30,256,767 Common Units outstanding at June 26, 2004. The limited partners are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Second Amended and Restated Agreement of Limited Partners, such as the election of three of the five members of the Board of Supervisors and vote on the removal of the general partner.

Suburban Propane, L.P. (the "Operating Partnership"), a Delaware limited partnership, is the Partnership's operating subsidiary formed to operate the propane business and assets. In addition, Suburban Sales & Service, Inc. (the "Service Company"), a subsidiary of the Operating Partnership, was formed to operate the service work and appliance and parts businesses of the Partnership. The Operating Partnership, together with its direct and indirect subsidiaries, accounts for substantially all of the Partnership's assets, revenues and earnings. The Partnership, the Operating Partnership and the Service Company commenced operations in March 1996 in connection with the Partnership's initial public offering.

The general partner of both the Partnership and the Operating Partnership is Suburban Energy Service LLC (the "General Partner"), a Delaware limited liability company. The General Partner is owned by senior management of the Partnership and, following the public offering discussed in Note 13, owns a combined 1.54% general partner interest in the Partnership and the Operating Partnership. The General Partner appoints two of the five members of the Board of Supervisors.

On January 5, 2001, Suburban Holdings, Inc., a subsidiary of the Operating Partnership, was formed to hold the stock of Gas Connection, Inc. (d/b/a HomeTown Hearth & Grill), Suburban @ Home, Inc. and Suburban Franchising, Inc. HomeTown Hearth & Grill sells and installs natural gas and propane gas grills, fireplaces and related accessories and supplies; Suburban @ Home sells, installs, services and repairs a full range of heating, ventilation and air conditioning ("HVAC") products; and, Suburban Franchising creates and develops propane related franchising business opportunities.

On November 21 2003, Suburban Heating Oil Partners, LLC, a subsidiary of HomeTown Hearth & Grill, was formed to acquire and operate the fuel oil and other refined fuels and HVAC assets and businesses of Agway Energy (see Note 3). In addition, Agway Energy Services, LLC, also a subsidiary of HomeTown Hearth & Grill, was formed to acquire and operate the natural gas and electricity marketing business of Agway Energy.

Suburban Energy Finance Corporation, a direct wholly-owned subsidiary of the Partnership, was formed on November 26, 2003 to serve as co-issuer, jointly and severally with the Partnership, of the Partnership's $175,000 6.875% senior notes due in 2013 (see Note 8).

2.	Basis of Presentation

Principles of Consolidation.    The consolidated financial statements include the accounts of the Partnership, the Operating Partnership and all of its direct and indirect subsidiaries. All significant

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)

intercompany transactions and accounts have been eliminated. The Partnership consolidates the results of operations, financial condition and cash flows of the Operating Partnership as a result of the Partnership's 98.9899% limited partner interest in the Operating Partnership and its ability to influence control over the major operating and financial decisions through the powers of the Board of Supervisors provided for in the Second Amended and Restated Agreement of Limited Partners.

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

Derivative Instruments and Hedging Activities. The Partnership enters into a combination of exchange-traded futures and option contracts, forward contracts and in certain instances, over-the-counter options (collectively "derivative instruments") to manage the price risk associated with future purchases of the commodities used in its operations, principally propane and fuel oil, as well as to ensure supply during periods of high demand. All derivative instruments are reported on the balance sheet, within other current assets or other current liabilities, at their fair values pursuant to Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138 and No. 149 ("SFAS 133"). On the date that futures, forward and option contracts are entered into, the Partnership makes a determination as to whether the derivative instrument qualifies for designation as a hedge. Changes in the fair value of derivative instruments are recorded each period in current period earnings or other comprehensive income/(loss) ("OCI"), depending on whether a derivative instrument is designated as a hedge and, if it is, the type of hedge. For derivative instruments designated as cash flow hedges, the Partnership formally assesses, both at the hedge contract's inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in OCI to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of cash flow hedges are recognized in cost of products sold immediately. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings within operating expenses.

A portion of the Partnership's option contracts are not classified as hedges and, as such, changes in the fair value of these derivative instruments are recognized within operating expenses as they occur. The value of certain option contracts that do qualify as hedges and are designated as cash flow hedges under SFAS 133 have two components of value: time value and intrinsic value. The intrinsic value is the value by which the option is in the money (i.e., the amount by which the value of the commodity exceeds the exercise or "strike" price of the option). The remaining amount of option value is attributable to time value. The Partnership does not include the time value of option contracts in its assessment of hedge effectiveness and, therefore, records changes in the time value component of the options currently in earnings.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)

At June 26, 2004, the fair value of derivative instruments described above resulted in derivative assets of $6,665 included within prepaid expenses and other current assets and derivative liabilities of $179 included within other current liabilities. Operating expenses include unrealized (non-cash) losses in the amount of $833 for the three months ended June 26, 2004 and unrealized gains in the amount of $146 for the three months ended June 28, 2003, attributable to the change in fair value of derivative instruments not designated as hedges. Operating expenses include unrealized (non-cash) losses in the amount of $532 for the nine months ended June 26, 2004 and unrealized losses in the amount of $1,230 for the nine months ended June 28, 2003, attributable to the change in fair value of derivative instruments not designated as hedges. At June 26, 2004, unrealized gains on derivative instruments designated as cash flow hedges in the amount of $1,565 were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities market, the corresponding value in OCI is subject to change prior to its impact on earnings.

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

3.	Acquisition of Agway Energy

On December 23, 2003, the Partnership acquired substantially all of the assets and operations of Agway Energy Products, LLC, Agway Energy Services, Inc. and Agway Energy Services PA, Inc. (collectively referred to as "Agway Energy") pursuant to an asset purchase agreement dated November 10, 2003 (the "Acquisition"). Agway Energy, based in Syracuse, New York, was a leading regional marketer of propane, fuel oil, gasoline and diesel fuel primarily in New York, Pennsylvania, New Jersey and Vermont. To complement its core marketing and delivery business, Agway Energy also installs and services a wide variety of home comfort equipment, particularly in the areas of heating, ventilation and air conditioning. The Acquisition was consistent with the Partnership's business strategy of prudently pursuing acquisitions of retail propane distributors and other energy-related businesses that can complement or supplement its core propane operations and also expanded its presence in the northeast energy market. The total cost of the Acquisition, including the purchase price of $205,055 (net of a working capital adjustment paid to the Partnership of $945), $2,650 for non-compete agreements with certain members of the management of Agway Energy and $3,500 in transaction related costs, was approximately $211,205.

The Acquisition was financed through net proceeds of $87,566 from the issuance of 2,990,000 Common Units in December 2003 (see Note 13) and a portion of the net proceeds from the offering of unsecured 6.875% senior notes (see Note 8). The results of Agway Energy have been included in the Partnership's consolidated financial statements from the date of the Acquisition. Given the size and complexity of the Acquisition, a final determination of purchase accounting adjustments, including the allocation of the purchase price to the assets acquired and liabilities assumed based on their respective fair values, has not yet been finalized. As of June 26, 2004, the cost of the Acquisition has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations is finalized.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)

The total cost of the Acquisition has been preliminarily allocated as follows:

Net current assets	$32,440
Property, plant and equipment	111,749
Intangible assets	28,045
Goodwill	39,996
Other assets, principally environmental escrow asset	8,500
Deferred tax assets	18,912
Deferred tax asset valuation allowance	(18,912)
Severance and other restructuring costs	(1,025)
Environmental reserve	(8,500)
Total cost of Acquisition	$211,205

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

Goodwill.    In accordance with the requirements of SFAS No. 142, "Goodwill and Other Intangible Assets," the residual goodwill and acquired indefinite-lived intangible asset related to the $6,800 value assigned to the assembled workforce will not be amortized. Such goodwill and intangible asset are deductible for tax purposes.

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

Severance and other restructuring costs.    Termination benefits and relocation costs associated with employees of Agway Energy affected by integration and restructuring plans were recorded as part of purchase accounting. The individuals affected have been identified and their termination or relocation benefits have been communicated. Activities associated with the restructuring plans are expected to occur during the first twelve months following the Acquisition. Additional plans for integration and restructuring have been developed and are expected to result in additional restructuring costs to be recorded within purchase accounting during the fourth quarter of fiscal 2004.

Derivative assets.    Net current assets acquired includes a derivative asset in the amount of $7,860 representing the fair value of futures and option contracts acquired that were identified as hedges of future purchases of fuel oil and propane. As the underlying futures and option contracts are settled the derivative assets are charged to cost of products sold as an offset to the realized gains from contract settlement. The impact on cost of products sold represents a non-cash charge resulting from the application of purchase accounting on derivative instruments acquired. For the three and nine months ended June 26, 2004, the Partnership recorded a non-cash charge of $717 and $6,327, respectively, within cost of products sold related to contracts settled during the period.

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

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)

	Three Months Ended
	June 26, 2004	June 28, 2003
	As reported	Pro Forma
Revenues	$279,694	$277,837
Loss from continuing operations	(24,321)	(14,885)
Loss from continuing operations per Common Unit — basic	$(0.78)	$(0.48)

	Nine Months Ended
	June 26, 2004	June 28, 2003
	Pro Forma	Pro Forma
Revenues	$1,230,915	$1,193,102
Income from continuing operations	77,813	87,750
Income from continuing operations per Common Unit — basic	$2.50	$2.82

The as reported and pro forma income from continuing operations for the three and nine months ended June 26, 2004 above include the restructuring charges of $203 and $2,382, respectively, recorded in fiscal 2004 as further described in Note 4 below. Additionally, the as reported and pro forma income from continuing operations for the three and nine months ended June 26, 2004 include the $3,177 non-cash charge for the impairment of goodwill. The restructuring charges and the non-cash charge for goodwill impairment were not reflected in the pro forma results for the three and nine months ended June 28, 2003.

4.	Restructuring Costs

During the second and third quarters of fiscal 2004, in connection with the initial integration of certain management and back office functions of Agway Energy, the Partnership's management approved and initiated plans to restructure the operations of both the Partnership and Agway Energy. Restructuring charges related to plans that have an impact on the assets, employees and operations of the Partnership will be recorded in current period earnings when specific decisions are approved and costs associated with such activities are incurred. Severance and other restructuring or relocation costs associated with assets, employees and operations of Agway Energy are recorded as liabilities assumed in the purchase business combination and result in an increase to goodwill (see Note 3).

For the three and nine months ended June 26, 2004, the Partnership recorded a restructuring charge of $203 and $2,382, respectively, within the consolidated statements of operations related primarily to employee termination costs incurred as a result of actions taken during the second and third quarters of fiscal 2004. The restructuring of the operations of the Partnership and Agway Energy will continue throughout the remainder of fiscal 2004 in order to achieve the anticipated synergies from the combined operations. As a result, additional restructuring charges including severance, costs of vacating duplicative facilities and contract termination and other exit costs, as well as asset impairment charges are expected to be incurred during the fourth quarter of fiscal 2004. The components of restructuring charges that were both expensed and recorded as part of purchase accounting are as follows:

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)

	Reserve at March 27, 2004	Restructuring Costs Incurred	Utilization Through June 26, 2004	Reserve at June 26, 2004
Charges expensed:
Severance and other employee costs	$1,778	$203	$(808)	$1,173

Charges recorded in purchase accounting:
Severance and other employee costs	$100	$400	$(300)	$200
Relocation costs	525	—	—	525
Total	$625	$400	$(300)	$725

The $1,898 in accrued severance and other termination benefits as of June 26, 2004 is expected to be paid over the course of the next twelve months.

5.	Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane and refined fuels and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	June 26, 2004	September 27, 2003
Propane and refined fuels	$35,394	$34,033
Appliances and related parts	11,853	7,477
	$47,247	$41,510

6.	Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill is not amortized to expense. Rather, goodwill is subject to an impairment review at a reporting unit level, on an annual basis in August of each year, or when an event occurs or circumstances change that would indicate potential impairment. The Partnership assesses the carrying value of goodwill at a reporting unit level based on an estimate of the fair value of the respective reporting unit. Fair value of the reporting unit is estimated using either (i) a market value approach taking into consideration the quoted market price of Common Units; or (ii) discounted cash flow analyses taking into consideration estimated cash flows in a ten-year projection period and a terminal value calculation at the end of the projection period. During the third quarter of fiscal 2004, as a result of continued losses in one of the Partnership's reporting units acquired in fiscal 1999, the carrying value of goodwill was considered to be fully impaired when applying the discounted cash flow valuation analysis. Accordingly, the Partnership recorded a non-cash charge of $3,177 within the consolidated statements of operations related to goodwill impairment in the three and nine months ended June 26, 2004.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)

The changes in the carrying amount of goodwill for the nine months ended June 26, 2004 are as follows:

	Propane	Fuel Oil and Refined Fuels	Natural Gas and Electricity	HVAC	All Other	Total
Balance as of September 27, 2003	$240,059	$—	$—	$—	$3,177	$243,236
Acquired goodwill	17,005	10,335	7,538	5,118	—	39,996
Goodwill impairment charge recognized	—	—	—	—	(3,177)	(3,177)
Balance as of June 26, 2004	$257,064	$10,335	$7,538	$5,118	$—	$280,055

Other intangible assets consist of the following:

	June 26, 2004	September 27, 2003
Customer lists	$19,865	$—
Trade names	3,513	—
Non-compete agreements	5,507	3,608
Other	1,967	—
	30,852	3,608
Less: accumulated amortization	3,674	2,573
	$27,178	$1,035

Aggregate amortization expense related to other intangible assets for the three months ended June 26, 2004 and June 28, 2003 was $845 and $99, respectively. Aggregate amortization expense related to other intangible assets for the nine months ended June 26, 2004 and June 28, 2003 was $1,777 and $329, respectively.

Aggregate amortization expense related to other intangible assets for the remainder of fiscal 2004 and for each of the five succeeding fiscal years as of June 26, 2004 is as follows: 2004 — $870; 2005 — $3,162; 2006 — $2,150; 2007 — $1,729, 2008 — $1,692 and 2009 — $1,687.

7.	Income/(Loss) Per Unit

Basic income/(loss) per limited partner unit is computed by dividing income/(loss), after deducting the General Partner's approximate 3.1% interest, by the weighted average number of outstanding Common Units. Diluted income/(loss) per limited partner unit is computed by dividing income/(loss), after deducting the General Partner's approximate 3.1% interest, by the weighted average number of outstanding Common Units and time vested Restricted Units granted under the 2000 Restricted Unit Plan. In computing diluted income/(loss) per unit, weighted average units outstanding used to compute basic income/(loss) per unit were increased by 96,203 units and 66,430 units for the nine months ended June 26, 2004 and June 28, 2003, respectively, to reflect the potential dilutive effect of the time vested Restricted Units outstanding using the treasury stock method. Diluted income/(loss) for the three months ended June 26, 2004 and June 28, 2003 does not include 96,451 and 69,808 Restricted Units, respectively, as their effect would be anti-dilutive.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)

8.    Long-Term Borrowings

Long-term borrowings consist of the following:

	June 26, 2004	September 27, 2003
Senior Notes, 7.54%, due June 30, 2011	$340,000	$340,000
Senior Notes, 6.875%, due December 15, 2013	175,000	—
Senior Notes, 7.37%, due June 30, 2012	42,500	42,500
Note payable, 8%, due in annual installments through 2006	915	1,322
Amounts outstanding under the Revolving Credit Agreement	—	—
Other long-term liabilities	—	4
	558,415	383,826
Less: current portion	42,940	42,911
	$515,475	$340,915

On December 23, 2003, the Partnership and Suburban Energy Finance Corporation, issued $175,000 aggregate principal amount of Senior Notes (the "2003 Private Placement") with an annual interest rate of 6.875% through a private placement under Rule 144A and Regulation S of the Securities Act of 1933. On May 13, 2004, pursuant to a registration rights agreement, the Partnership exchanged the $175,000 senior notes that were issued on December 23, 2003 with $175,000 senior notes that were registered with the SEC and which have substantially the same terms as the 2003 Private Placement (the "2003 Senior Notes"). The Partnership's obligations under the 2003 Senior Notes are unsecured and will rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The 2003 Senior Notes are structurally subordinated to, which means they rank effectively behind, the senior notes and other liabilities of the Operating Partnership. The 2003 Senior Notes will mature December 15, 2013, and require semiannual interest payments that began on June 15, 2004. The Partnership may redeem some or all of the 2003 Senior Notes any time on or after December 15, 2008, at redemption prices specified in the indenture governing the 2003 Senior Notes (the "2003 Senior Note Agreement"). The 2003 Senior Note Agreement contains certain restrictions applicable to the Partnership and certain of its subsidiaries with respect to (i) the incurrence of additional indebtedness; and (ii) liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.

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

On July 1, 2002, the Operating Partnership received net proceeds of $42,500 from the issuance of 7.37% Senior Notes due June, 2012 (the "2002 Senior Notes") and used the funds to pay the first annual principal payment of $42,500 due under the 1996 Senior Note Agreement. The Operating Partnership's obligations under the agreement governing the 2002 Senior Notes (the "2002 Senior Note Agreement") are unsecured and rank on an equal and ratable basis with the Operating

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)

Partnership's obligations under the 1996 Senior Note Agreement and the Revolving Credit Agreement. Rather than refinance the second annual principal payment of $42,500 due under the 1996 Senior Note Agreement, the Partnership elected to repay this principal payment on June 30, 2003. Additionally, on July 1, 2004 (subsequent to the end of the third quarter of fiscal 2004) the Partnership elected to repay the third annual principal payment of $42,500 due under the 1996 Senior Note Agreement.

On May 8, 2003, the Operating Partnership entered into the Second Amended and Restated Credit Agreement which extended the Revolving Credit Agreement until May 31, 2006 (as amended and restated, the "Revolving Credit Agreement"). The Revolving Credit Agreement provides a $75,000 working capital facility and a $25,000 acquisition facility. Borrowings under the Revolving Credit Agreement bear interest at a rate based upon either LIBOR plus a margin, Wachovia National Bank's prime rate or the Federal Funds rate plus ½ of 1%. An annual fee ranging from ..375% to .50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of June 26, 2004 and September 27, 2003, there were no borrowings outstanding under the Revolving Credit Agreement.

The 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement contain various restrictive and affirmative covenants applicable to the Operating Partnership; including (a) maintenance of certain financial tests, including, but not limited to, a leverage ratio less than 5.0 to 1, an interest coverage ratio in excess of 2.50 to 1 and a leverage ratio of less than 5.25 to 1 when the underfunded portion of the Partnership's pension obligations is used in the computation of the ratio, (b) restrictions on the incurrence of additional indebtedness, and (c) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. During July 2004, the Partnership became aware that, as a result of its assumption from Agway Energy of arrangements for the servicing of certain receivables in the normal course of business, defaults had occurred under certain restrictive covenants of the 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement. On July 19, 2004, the Partnership received, in respect of each of these agreements, waivers of all past defaults and consents to continue the receivable arrangements in the normal course of business.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendments to, the Partnership's Senior Notes and Revolving Credit Agreement were capitalized within other assets and are being amortized on a straight-line basis over the term of the respective debt agreements. In connection with the issuance of the 2003 Senior Notes, the Partnership incurred debt origination costs of $5,782 which were capitalized within other assets and will be amortized over the 10-year maturity of the 2003 Senior Notes. Other assets at June 26, 2004 and September 27, 2003 include debt origination costs with a net carrying amount of $10,997 and $5,960, respectively. Aggregate amortization expense related to deferred debt origination costs included within interest expense was $400 and $1,021 for the three and nine months ended June 26, 2004, respectively, and $341 and $1,052 for the three and nine months ended June 28, 2003, respectively.

Interest expense, net for the nine months ended June 26, 2004 included a one-time fee of $1,936 related to a financing commitment received in connection with the Acquisition incurred during the first quarter of fiscal 2004.

9.    Distributions of Available Cash

The Partnership makes distributions to its partners approximately 45 days after the end of each fiscal quarter of the Partnership in an aggregate amount equal to its Available Cash for such quarter.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)

Available Cash, as defined in the Second Amended and Restated Partnership Agreement, generally means all cash on hand at the end of the respective fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. These reserves are retained for the proper conduct of the Partnership's business, the payment of debt principal and interest and for distributions during the next four quarters. Distributions by the Partnership in an amount equal to 100% of its Available Cash will generally be made 98.29% to the Common Unitholders and 1.71% to the General Partner prior to the public offering described in Note 13 (the "Public Offering"), and 98.46% to the Common Unitholders and 1.54% to the General Partner subsequent to the Public Offering, subject to the payment of incentive distributions to the General Partner to the extent the quarterly distributions exceed a target distribution of $0.55 per Common Unit.

As defined in the Second Amended and Restated Partnership Agreement, the General Partner has certain Incentive Distribution Rights ("IDRs") which represent an incentive for the General Partner to increase distributions to Common Unitholders in excess of the target quarterly distribution of $0.55 per Common Unit. With regard to the first $0.55 per Common Unit of quarterly distributions paid in any given quarter, 98.46% of the Available Cash is distributed to the Common Unitholders and 1.54% is distributed to the General Partner (98.29% and 1.71%, respectively, prior to the December 2003 Public Offering). With regard to the balance of quarterly distributions in excess of the $0.55 per Common Unit target distribution, 85% of the Available Cash is distributed to the Common Unitholders and 15% is distributed to the General Partner.

On July 22, 2004, the Partnership declared an increase in its quarterly distribution to $0.6125 per Common Unit, or $2.45 on an annualized basis, in respect of the third quarter of fiscal 2004 payable on August 10, 2004 to holders of record on August 3, 2004, compared to $0.60 per Common Unit in respect of the second quarter of fiscal 2004 and $0.5875 per Common Unit in respect of each of the first quarter of fiscal 2004 and the third quarter of fiscal 2003. This quarterly distribution includes incentive distribution rights payable to the General Partner to the extent the quarterly distribution exceeds $0.55 per Common Unit.

10.    2000 Restricted Unit Plan

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

11.    Commitments and Contingencies

The Partnership is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At June 26, 2004 and September 27, 2003, the Partnership had accrued insurance liabilities of $28,388 and $28,639,

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)

respectively, representing the total estimated losses under these self-insurance programs. The Partnership is also involved in various legal actions that have arisen in the normal course of business, including those relating to commercial transactions and product liability. Management believes, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership's financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insurance claims.

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

12.    Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2010. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the equipment's fair value at the end of their lease terms has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $16,139. Of this amount,

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)

the fair value of residual value guarantees for operating leases entered into after December 31, 2002 was $2,781 and $2,067 which is reflected in other liabilities, with a corresponding amount included within other assets, in the accompanying condensed consolidated balance sheet as of June 26, 2004 and September 27, 2003, respectively.

13.    Public Offering

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

14.    Discontinued Operations

The Partnership continuously evaluates its existing operations to identify opportunities to optimize the return on assets employed and will selectively divest operations in slower growing or non-strategic markets and seek to reinvest in markets that are considered to present more opportunities for growth. In line with that strategy, on January 9, 2004 the Partnership sold ten customer service centers in Texas, Oklahoma, Missouri and Kansas for total cash proceeds of approximately $24,000. The Partnership recorded a gain on sale of approximately $14,205 during the second quarter of fiscal 2004 and for the nine month period ended June 26, 2004 which has been accounted for within discontinued operations pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). On May 17, 2004, the Partnership sold one customer service center in Virginia for total cash proceeds of approximately $800, recognizing a gain on sale of approximately $619 during the three and nine month periods ended June 26, 2004. Additionally, on July 2, 2004 (subsequent to the end of the third quarter of fiscal 2004) the Partnership sold three customer service centers in North Carolina for total cash proceeds of approximately $1,100 and will record a gain on sale during the fourth quarter of fiscal 2004 of approximately $400.

In accordance with SFAS 144, the individual captions on the consolidated statements of operations for the three and nine months ended June 26, 2004 and June 28, 2003 exclude the results from these discontinued operations, as well as certain other operations that were considered held for sale as of June 26, 2004. For the three months ended June 26, 2004 and June 28, 2003, the net impact was a loss from discontinued operations in the amount of $635 and $1,139, respectively. The net impact on the Partnership's discontinued operations was not significant for the nine months ended June 26, 2004 and resulted in income from discontinued customer service centers of $1,418 for the nine months ended June 28, 2003. Assets held for sale as of June 26, 2004 of approximately $3,154 are included within property, plant and equipment.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)

15.    Pension Plans and Other Postretirement Benefits

In December 2003, SFAS No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits" (the "revised SFAS 132") was issued. The revised SFAS 132 requires additional disclosures in annual financial statements regarding types of plan assets held, investment strategies, measurement dates, plan obligations and cash flows, as well as certain disclosures in both interim and annual financial statements regarding components of net periodic benefit cost/(expense) and employer contributions. The following table provides the components of net periodic benefit costs for the three and nine months ended June 26, 2004 and June 28, 2003:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Service cost	$—	$157	$5	$4
Interest cost	2,441	2,844	750	660
Expected return on plan assets	(2,389)	(3,014)	—	—
Amortization of prior service costs	—	—	(180)	(180)
Recognized net actuarial loss	1,497	1,017	—	86
Net periodic benefit cost	$1,549	$1,004	$575	$570
	Nine Months Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Service cost	$—	$471	$15	$12
Interest cost	7,323	8,532	2,250	1,980
Expected return on plan assets	(7,167)	(9,042)	—	—
Amortization of prior service costs	—	—	(540)	(540)
Recognized net actuarial loss	4,491	3,051	—	258
Net periodic benefit cost	$4,647	$3,012	$1,725	$1,710

There are no projected minimum employer contribution requirements under IRS Regulations for fiscal year 2004 under our defined benefit pension plan. During July 2004, subsequent to the end of the third quarter of fiscal 2004, the Partnership made a voluntary contribution of $15,100 to the defined benefit pension plan, thereby taking proactive steps to improve the funded status of the plan and reduce the minimum pension liability. This is the second such voluntary contribution made to the defined benefit pension plan in the past twelve months as the Partnership made a $10,000 voluntary contribution during the fourth quarter of fiscal 2003. The projected annual contributions requirements related to the Partnership's postretirement health care and life insurance benefit plan for the fiscal year ended September 25, 2004 are $2,500, of which $1,999 has been contributed during the nine month period ended June 26, 2004.

16.    Segment Information

As a result of the Acquisition and beginning with the third quarter of fiscal 2004, the Partnership manages and evaluates its operations in four reportable segments: Propane, Fuel Oil and Refined Fuels, Natural Gas and Electricity and HVAC. The chief operating decision maker evaluates performance of the operating segments using a number of performance measures, including gross

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)

margins and operating profit. Costs excluded from these profit measures are captured in Corporate and include corporate overhead expenses not allocated to the operating segments. Unallocated corporate overhead expenses include all costs of back office support functions that are reported as general and administrative expenses in the consolidated statements of operations. In addition, certain costs associated with field operations support that are reported in operating expenses in the consolidated statements of operations, including purchasing, training and safety, are not allocated to the individual operating segments. Thus, operating profit for each operating segment includes only the costs that are directly attributable to the operations of the individual segment. The allocation of total assets among the individual operating segments has not yet been finalized as of June 26, 2004. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies Note in the Partnership's Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

The propane segment is primarily engaged in the retail distribution of propane to residential, commercial, industrial and agricultural customers and, to a lesser extent, wholesale distribution to large industrial end users. In the residential and commercial markets, propane is used primarily for space heating, water heating, cooking and clothes drying. Industrial customers use propane generally as a motor fuel burned in internal combustion engines that power over-the-road vehicles, forklifts and stationary engines, to fire furnaces and as a cutting gas. In the agricultural markets, propane is primarily used for tobacco curing, crop drying, poultry brooding and weed control.

The fuel oil and other refined fuels segment is primarily engaged in the retail distribution of fuel oil, diesel, kerosene and gasoline to residential and commercial customers for use primarily as a source of heat in homes and buildings.

The natural gas and electricity segment is engaged in the marketing of natural gas and electricity to residential and commercial customers in the deregulated energy markets of New York and Pennsylvania, where consumers may choose their natural gas and/or electricity supplier. Under this operating segment, the Partnership owns the relationship with the end consumer and has agreements with the local distribution companies to deliver the natural gas or electricity from the Partnership's suppliers to the customer.

The HVAC segment is engaged in the sale, installation and servicing of a wide variety of home comfort equipment and parts, particularly in the areas of heating, ventilation and air conditioning.

As a result of the adoption of segment reporting for the third quarter of fiscal 2004, the Partnership reclassified certain revenues, related to diesel fuel and gasoline sales, between the Other category to the Propane and refined fuels category on the consolidated statement of operations, all within total revenues. Diesel fuel and gasoline had been reported in the Other category during the previous two fiscal quarters of fiscal 2004 and in the Partnership's press release for the third quarter, and were reclassified in this Quarterly Report on Form 10-Q.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Revenues:
Propane	$165,657	$127,833	$712,415	$572,805
Fuel oil and refined fuels	68,264	—	219,619	—
Natural gas and electricity	17,476	—	54,974	—
HVAC	25,390	9,841	68,992	37,048
All other	2,907	2,420	6,590	5,370
Total revenues	$279,694	$140,094	$1,062,590	$615,223

Income (loss) before interest expense and income taxes:
Propane	$10,327	$11,528	$129,793	$128,759
Fuel oil and refined fuels	(3,478)	—	16,873	—
Natural gas and electricity	1,023	—	3,874	—
HVAC	(5,000)	(2,395)	(1,376)	(2,600)
All other	(4,210)	(683)	(6,335)	(2,307)
Corporate	(12,719)	(10,909)	(38,396)	(31,813)
Total income (loss) before interest expense and income taxes	(14,057)	(2,459)	104,433	92,039

Reconciliation to income (loss) from continuing operations
Interest expense, net	10,547	8,480	31,028	26,212
(Benefit) provision for income taxes	(283)	(64)	(117)	103
Income from continuing operations	$(24,321)	$(10,875)	$73,522	$65,724

Depreciation and amortization:
Propane	$6,476	$5,338	$18,814	$16,205
Fuel oil and refined fuels	1,379	—	2,653	—
Natural gas and electricity	102	—	195	—
HVAC	191	23	412	39
All other	82	96	244	299
Corporate	947	1,260	3,311	3,947
Total depreciation and amortization	$9,177	$6,717	$25,629	$20,490

Income (loss) before interest expense and income taxes for the All other category for both the three and nine months ended June 26, 2004 includes the $3,177 non-cash charge for goodwill impairment (see Note 6).

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)

17.	Recently Issued Accounting Standards

On March 31, 2004, the Emerging Issues Task Force ("EITF") reached a consensus under EITF 03-6 "Participating Securities and the Two-Class Method Under FAS 128" ("EITF 03-6") which requires, among other things, the use of the two-class method of computing earnings per unit when participating securities exist. The two-class method is an earnings allocation formula that computes earnings per unit for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Partnership is currently in the process of evaluating the applicability of the EITF 03-6 consensus on the Partnership's structure, particularly in relation to the general partner's interest in net income and distributions declared, as well as the IDRs described in Note 9. The consensus is effective for fiscal periods beginning after March 31, 2004 and, if deemed applicable to the Partnership, will be effective for the fiscal year ended September 25, 2004 and will require restatement of prior period earnings per unit to conform to the computation in the consensus guidance.

If EITF 03-6 is deemed applicable to the Partnership and if the Partnership were to have adopted the consensus at the end of the third quarter of fiscal 2004, the following would have been the impact on basic net income per Common Unit for the nine months ended June 26, 2004 and June 28, 2003:

	Nine Months Ended
	June 26, 2004	June 28, 2003
As reported	$2.93	$2.74
As computed under EITF 03-6	$2.79	$2.62

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and nine months ended June 26, 2004. The discussion should be read in conjunction with the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the most recent fiscal year ended September 27, 2003.

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

Seasonality

The retail propane and fuel oil distribution businesses are seasonal because of propane and fuel oil's primary use for heating in residential and commercial buildings. Historically, approximately two-thirds of our retail propane volume is sold during the six-month peak heating season from October through March. The fuel oil business (which we recently acquired through the Acquisition of Agway Energy) tends to experience greater seasonality given its more limited use for space heating and we expect that approximately three-fourths of our fuel oil volumes will be sold between October and March. Consequently, sales and operating profits are concentrated in our first and second fiscal quarters. Cash flows from operations, therefore, are greatest during the second and third fiscal quarters when customers pay for products purchased during the winter heating season. Lower operating profits and either net losses or lower net income during the period from April through September (our third and fourth fiscal quarters) are expected. To the extent necessary, we will reserve cash from the second and third quarters for distribution to Common Unitholders in the first and fourth fiscal quarters.

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

Our significant accounting policies are summarized in Note 2 — Summary of Significant Accounting Policies included within the Notes to Consolidated Financial Statements section of the Annual Report on Form 10-K for the most recent fiscal year ended September 27, 2003. We believe that the following are our critical accounting policies:

Revenue Recognition.    We recognize revenue from the sale of propane, fuel oil and other refined fuels at the time product is delivered to the customer. Revenue from the sale of appliances and equipment is recognized at the time of sale or when installation is complete, as applicable. Revenue from repairs, maintenance and other service activities is recognized upon completion of the service.

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

Pension and Other Postretirement Benefits.    We estimate the rate of return on plan assets, the discount rate to estimate the present value of future benefit obligations and the cost of future health care benefits in determining our annual pension and other postretirement benefit costs. In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in market conditions may materially affect our pension and other postretirement obligations and our future expense. See the Liquidity and Capital Resources section of Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended September 27, 2003 for additional disclosure regarding pension and other postretirement benefits.

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

Executive Summary of Results of Operations and Financial Condition

During the first nine months of fiscal 2004, several events have had a significant impact on our operating results, cash flow and financial condition, highlighted by the Acquisition of the assets and operations of Agway Energy. The Acquisition, which closed on December 23, 2003, expands our propane operations and diversifies our product and service offerings in the northeast energy market with the addition of fuel oil and other refined products, natural gas and electricity, as well as expansion of our HVAC sales and service activities. The total cost of the Acquisition was approximately $211.2 million, consisting of the $205.0 million purchase price (net of a $1.0 million favorable purchase price adjustment for working capital), plus $2.7 million related to non-compete agreements with certain members of management of Agway Energy and $3.5 million in fees and expenses associated with the Acquisition. The Acquisition was financed through a combination of $87.6 million in net proceeds from the issuance of 2,990,000 Common Units and the remainder from a portion of the net proceeds from the issuance of $175.0 million in 6.875% senior notes, both during December 2003.

As a result of the timing of the Acquisition, the Agway Energy operations did not have a significant impact on our operating results for our first fiscal quarter ended December 27, 2003. During the second and third quarters of fiscal 2004, we took several steps to restructure and otherwise integrate the back office functions and certain field management functions of Agway Energy. With the peak heating season of fiscal 2004 behind us, we have aggressively turned our attention to integrating field operations, migrating the systems environment and capitalizing on anticipated synergies in our combined field operations. Our operating results for the first nine months of fiscal 2004 reflect restructuring charges and anticipated incremental operating expenses associated with these integration activities and, as such, operating results do not reflect the full impact of the anticipated benefits from this Acquisition.

From an operational perspective, consistent with the seasonal nature of the propane and fuel oil businesses we reported a net loss for our third quarter of fiscal 2004. For the three months ended June 26, 2004, we reported a net loss of $24.3 million, or $0.78 per Common Unit, a decrease of $12.4 million compared to a net loss of $11.9 million, or $0.47 per Common Unit, in the prior year quarter. EBITDA (as defined and reconciled below) for the three months ended June 26, 2004 was a loss of $4.9 million compared to income of $3.2 million in the prior year quarter. EBITDA and net loss for the three months ended June 26, 2004, were negatively impacted by the net result of $3.5 million from certain significant items discussed in detail below. For the nine months ended June 26, 2004, we reported net income of $88.3 million, or $2.93 per Common Unit, an increase of $18.7 million (26.9%) compared to net income of $69.6 million, or $2.74 per Common Unit, in the prior year period. EBITDA for the nine months ended June 26, 2004 increased $28.5 million (24.5%) to $144.9 million compared to $116.4 million in the prior year period.

EBITDA and net income for the first nine months of fiscal 2004 were favorably impacted by the net result of certain significant items, mainly relating to: (i) a $14.8 million ($0.6 million included in the three months ended June 26, 2004) gain from the sale of eleven customer service centers in Texas, Oklahoma, Missouri, Kansas and Virginia considered to be non-strategic, compared to a $2.5 million gain from the sale of five customer service centers during the second quarter of fiscal 2003; (ii) a non-cash charge of $6.3 million ($0.7 million included in the three months ended June 26, 2004) included within cost of products sold relating to the settlement of futures contracts which were marked-to-market under purchase accounting for the Acquisition; (iii) a non-cash charge of $3.2 million recorded in the third quarter of fiscal 2004 attributable to the impairment of goodwill related to a small business acquired in 1999; and, (iv) a $2.4 million restructuring charge related to our initial efforts to integrate certain management and back office functions of Agway Energy. These significant items had a net positive impact of $0.4 million on the year-over-year comparison of net income and EBITDA for the nine months ended June 26, 2004.

Nationwide average temperatures, as reported by the National Oceanic and Atmospheric Administration ("NOAA"), averaged 20% warmer than normal in the third quarter of fiscal 2004 compared to 2% colder than normal in the prior year quarter, or 22% warmer temperatures year-over-year. The impact of the extreme warmer than normal temperatures in the third quarter of fiscal 2004 was more than offset by the addition of propane volumes from the Agway Energy operations. Retail propane volumes for the three months ended June 26, 2004 increased 9.9 million gallons (11.0%) to 99.5 million gallons compared to 89.6 million gallons in the prior year quarter. Sales of fuel oil and other refined fuels from the Agway Energy operations amounted to 51.5 million gallons during the third quarter of fiscal 2004. For the nine months ended June 26, 2004, nationwide average temperatures, as reported by NOAA, averaged 7% warmer than normal compared to 2% colder than normal, or 9% warmer temperatures year-over-year. Retail propane volumes sold for the nine months ended June 26, 2004 amounted to 451.4 million gallons, an increase of 38.9 million gallons (9.4%) compared to 412.5 million gallons in the prior year period. Sales of fuel oil and other refined fuels for the nine months ended June 26, 2004 amounted to 163.9 million gallons.

With the increased earnings, primarily associated with the addition of the Agway Energy operations since December 23, 2003, cash flow provided by operating activities for the nine months ended June 26, 2004 increased $32.3 million (46.9%) to $101.2 million, compared to $68.9 million in the prior year period. With these strong operating cash flows, we ended the third quarter of fiscal 2004 with approximately $115.8 million in cash and cash equivalents and had no amounts outstanding under our Revolving Credit Agreement. Additionally, subsequent to the end of the third quarter of fiscal 2004, we took additional steps to further strengthen our balance sheet. On July 1, 2004, we elected to repay the third annual principal payment of $42.5 million due under our 7.54% senior notes using cash on hand. We also made a voluntary contribution of $15.1 million to our defined benefit pension plan, thereby taking proactive steps to improve the funded status of the plan and reduce the minimum pension liability. This is the second such voluntary contribution made to the defined benefit pension plan in the past twelve months as the Partnership made a $10.0 million voluntary contribution during the fourth quarter of fiscal 2003.

On the strength of the results to date and our solid balance sheet, our Board of Supervisors declared an increase in our quarterly distribution rate from $0.60 per Common Unit to $0.6125 per Common Unit, or $2.45 per Common Unit annualized. This increase represents our second quarterly distribution increase of fiscal 2004 and our ninth overall since our inception. As we look ahead to the fourth quarter of fiscal 2004, our efforts to continue to integrate the operations of Agway Energy and to achieve the anticipated operational efficiencies from the combined entity will continue at an increased pace as we prepare our operations for the fiscal 2005 heating season. In that regard, as was the case in the second and third quarters of fiscal 2004, we expect to incur additional restructuring charges and other incremental operating expenses to integrate the combined operations. Based on our current estimates of our cash flow from operations, our strong cash position at the end of the third quarter of fiscal 2004 and our availability under the Revolving Credit Agreement (unused borrowing capacity under the working capital facility of $60.0 million at June 26, 2004), we expect to have sufficient funds to meet our current and future obligations, including the additional cash requirements to fund our integration efforts.

Results of Operations

Three Months Ended June 26, 2004 Compared to Three Months Ended June 28, 2003

Revenues.    Revenues increased $139.6 million, or 99.6%, to $279.7 million for the three months ended June 26, 2004 compared to $140.1 million for the three months ended June 28, 2003. Revenues from retail propane activities of $142.4 million for the three months ended June 26, 2004 increased $24.9 million, or 21.2%, compared to $117.5 million in the prior year quarter. This increase is the result of increased propane sales volumes, coupled with an increase in average selling prices. Retail propane gallons sold increased 9.9 million gallons, or 11.0%, to 99.5 million gallons in the third quarter of fiscal 2004 compared to 89.6 million gallons in the prior year quarter. The increase in retail propane gallons sold was attributable to the addition of Agway Energy, offset to an extent by the impact on retail volumes from significantly warmer nationwide average temperatures during the third quarter of fiscal 2004 compared to the prior year quarter. Temperatures nationwide, as reported by NOAA, averaged 20% warmer than normal in the third quarter of fiscal 2004 compared to 2% colder than normal in the prior year quarter, or 22% warmer temperatures year-over-year. Average selling prices increased approximately 9.2% as a result of sustained higher commodity prices for propane. The average posted price of propane during the second quarter of fiscal 2004 increased approximately 22% compared to the average posted prices in the prior year quarter.

Revenues from sales of fuel oil and other refined fuels amounted to $68.5 million for the three months ended June 26, 2004 attributable to 51.5 million gallons sold from the addition of Agway Energy. Revenues from wholesale and risk management activities of $15.2 million for the three months ended June 26, 2004 increased $11.4 million, compared to revenues of $3.8 million for the three months ended June 28, 2003. The increase in wholesale and risk management activities results from higher volumes sold in the wholesale market. Revenue from other sources, including sales of natural gas and electricity in deregulated markets, HVAC service activities and sales of appliances and related parts, of $53.6 million for the three months ended June 26, 2004 increased $34.8 million compared to other revenue in the prior year quarter of $18.8 million. The increase in other revenues is primarily attributable to the addition of natural gas and electricity marketing and service and maintenance revenues from Agway Energy.

Cost of Products Sold.    The cost of products sold reported in the consolidated statements of operations represents the weighted average unit cost of propane and fuel oil sold, as well as the cost of natural gas and electricity, including transportation costs to deliver product from our supply points to storage or to our customer service centers. Cost of products sold also includes the cost of appliances and related parts sold or installed by our customer service centers computed on a basis that approximates the average cost of the products. Cost of products sold is reported exclusive of any depreciation and amortization as such amounts are reported separately within the consolidated statements of operations.

Cost of products sold increased $102.1 million to $172.6 million for the three months ended June 26, 2004 compared to $70.5 million in the prior year quarter. The increase results primarily from the aforementioned increase in retail propane volumes sold, as well as the addition of fuel oil and other refined fuel sales volumes during the third quarter of fiscal 2004, which had a combined impact of $67.8 million on the fiscal 2004 third quarter compared to the prior year quarter. Higher commodity prices for propane during the fiscal 2004 third quarter also resulted in an increase in cost of products sold in the amount of $6.9 million compared to the prior year quarter. Increased wholesale and risk management activities, noted above, caused an increase of $12.1 million in cost of products sold compared to the prior year quarter.

Additionally, cost of products sold for the three months ended June 26, 2004 included a $0.7 million non-cash charge associated with the settlement of futures contracts that were acquired in the Acquisition. As the underlying futures and option contracts are settled the derivative assets are charged to cost of products sold as an offset to the realized gains from contract settlement. The impact on cost of products sold represents a non-cash charge resulting from the application of purchase accounting on derivative instruments acquired. In addition, the increase in revenues attributable to natural gas and electricity marketing, HVAC service activities and sales of appliances and related parts noted above had a $14.6 million impact on cost of products sold in the third quarter of fiscal 2004 compared to the prior year quarter.

For the three months ended June 26, 2004, cost of products sold represented 61.7% of revenues compared to 50.3% in the prior year quarter. The increase in the cost of products sold as a percentage of revenue during the third quarter of fiscal 2004 compared to the prior year quarter results primarily from the addition of sales from fuel oil and other refined fuels, as well as the addition of natural gas and electricity marketing. Generally, the percentage of the commodity price for fuel oil and other refined fuels on revenues tends to be between 20% and 30% higher than propane costs are as a percentage of propane revenues. Additionally, as noted above, lower margin wholesale volumes increased during the third quarter of fiscal 2004 compared to the prior year quarter. Accordingly, the different mix of product sales during the third quarter of fiscal 2004 compared to the prior year quarter has had a negative impact on this percentage comparison.

Operating Expenses.    All other costs of operating our retail distribution and appliance sales and service operations are reported within operating expenses in the consolidated statements of operations. These operating expenses include the compensation and benefits of field and direct operating support personnel, costs of operating and maintaining our vehicle fleet, overhead and other costs of our purchasing, training and safety departments and other direct and indirect costs of our customer service centers. Operating expenses increased 69.7%, or $39.6 million, to $96.4 million for the three months ended June 26, 2004 compared to $56.8 million for the three months ended June 28, 2003. Operating expenses in the third quarter of fiscal 2004 include a $0.8 million unrealized (non-cash) loss representing the net change in fair values of derivative instruments during the quarter, compared to a $0.1 million unrealized gain in the prior year quarter (see Item 3 Quantitative and Qualitative Disclosures About Market Risk for information on our policies regarding the accounting for derivative instruments).

In addition to the non-cash impact of changes in the fair value of derivative instruments, the most significant impact on operating expenses was the impact on employee, vehicle and facility costs from the addition of the Agway Energy operations. Operating expenses in the third quarter of fiscal 2004 increased primarily in the following areas: (i) $18.5 million increased employee compensation and benefit costs related to an increase in field personnel, (ii) $2.6 million increase in vehicle related costs associated with the addition of the Agway Energy fleet, (iii) $14.4 million higher costs associated with operating and maintaining our facilities from the addition of the Agway Energy customer service centers, (iv) $2.6 million increased insurance costs, and (vi) $0.5 million higher pension costs.

General and Administrative Expenses.    All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations. General and administrative expenses of $12.1 million for the three months ended June 26, 2004 were $3.6 million, or 42.4%, higher than the prior year quarter of $8.5 million. The increase was primarily attributable to the impact of $1.3 million higher employee compensation and benefit costs as a result of higher profit levels and increased overall headcount to support increased activities from the Acquisition. In addition, we have incurred transition services fees in the amount of $1.4 million related to back office functions being performed by Agway, Inc. on our behalf during the first six months following the Acquisition, as well as anticipated increases in marketing, professional services and travel associated with integration activities during the third quarter of fiscal 2004 which amounted to an increase of $1.7 million. These increases were offset by favorable spending in other expense categories in the amount of $0.8 million.

Restructuring Costs.    During the third quarter of fiscal 2004, in connection with the initial integration of certain management and back office functions of Agway Energy, we recorded a $0.2 million restructuring charge associated with employee termination and other benefit costs incurred as a result of actions taken during the quarter. The restructuring and integration of our field and back office functions will continue throughout the remainder of fiscal 2004 in order to achieve the anticipated synergies from the combined operations. As a result, additional restructuring charges including severance, costs of vacating duplicative facilities and contract termination and other exit costs, as well as asset impairment charges are expected to be incurred during the fourth quarter of fiscal 2004.

Impairment of Goodwill.    During the third quarter of fiscal 2004, as a result of continued losses in one of our reporting units acquired in fiscal 1999, we recorded a non-cash charge of $3.2 million related to goodwill impairment.

Depreciation and Amortization.    Depreciation and amortization expense increased $2.5 million, or 37.3%, to $9.2 million for the three months ended June 26, 2004 primarily as a result of the additional depreciation and amortization attributable to the acquired property, plant and equipment and identifiable intangible assets.

(Loss) Before Interest Expense and Income Taxes and EBITDA.    (Loss) before interest expense and income taxes of $14.1 million in the three months ended June 26, 2004 increased $11.6 million compared to a loss of $2.5 million in the prior year quarter. The $11.6 million increased loss before interest expense and income taxes was unfavorably impacted by (i) the $3.2 million non-cash charge for the impairment of goodwill; (ii) $2.5 million increased depreciation and amortization expenses described above; (iii) the $0.2 million restructuring charge recorded in the third quarter of fiscal 2004; (iv) the $0.7 million non-cash charge included within cost of products sold associated with the settlement of futures contracts that were acquired in the Acquisition; and (v) the net result of higher margins from the nearly 100% increase in revenues, offset by an increase of approximately 66% in combined operating and general and administrative expenses to support increased level of field operations.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") amounted to a loss of $4.9 million for the three months ended June 26, 2004, compared to earnings of $3.2 million for the prior year quarter. EBITDA represents net (loss) income before deducting interest expense, income taxes, depreciation and amortization. Our management uses EBITDA as a measure of liquidity and we are including it because we believe that it provides our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. Moreover, our senior note agreements and our Revolving Credit Agreement require us to use EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA is not a recognized term under generally accepted accounting principles ("GAAP") and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with GAAP. Because EBITDA as determined by us excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies. The following table sets forth (i) our calculation of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities (amounts in thousands):

	Three Months Ended
	June 26, 2004	June 28, 2003
Net loss	$(24,337)	$(11,935)
Add:
Benefit for income taxes	(283)	(64)
Interest expense, net	10,547	8,480
Depreciation and amortization	9,177	6,717
EBITDA	(4,896)	3,198
Add / (subtract):
Benefit for income taxes	283	64
Interest expense, net	(10,547)	(8,480)
Loss (gain) on disposal of property, plant and equipment, net	8	(166)
Gain on sale of customer service centers	(619)	(79)
Changes in working capital and other assets and liabilities	93,673	51,020
Net cash provided by operating activities	$77,902	$45,557
Net cash used in investing activities	$(4,464)	$(1,205)
Net cash (used in) provided by financing activities	$(19,093)	$10,655

Interest Expense.    Net interest expense increased $2.0 million, or 23.5%, to $10.5 million in the third quarter of fiscal 2004 compared to $8.5 million in the prior year quarter. The increase in net interest expense is a result of the net impact of the addition of $175.0 million of 6.875% senior notes associated with financing for the Acquisition of Agway Energy, offset by $42.5 million lower amounts outstanding under our 7.54% senior notes as a result of the repayment of a portion of the principal on July 1, 2003.

Discontinued Operations.    As part of our overall business strategy, we continually monitor and evaluate our existing operations to identify opportunities that will allow us to optimize our return on assets employed by selectively consolidating or divesting operations in slower growing or non-strategic markets. In line with that strategy, we sold a customer service center in Virginia during the third quarter of fiscal 2004 for total cash proceeds of approximately $0.8 million. We recorded a gain on sale of approximately $0.6 million, which has been accounted for within discontinued operations pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Additionally, discontinued operations for the three months ended June 26, 2003 and June 28, 2003 includes $0.6 million and $1.1 million, respectively, related to losses generated from the customer service centers discontinued in the current and prior year.

Nine Months Ended June 26, 2004 Compared to Nine Months Ended June 28, 2003

Revenues.    Revenues increased $447.4 million, or 72.7%, to $1,062.6 million for the nine months ended June 26, 2004 compared to $615.2 million for the nine months ended June 28, 2003. Revenues from retail propane activities of $650.7 million for the nine months ended June 26, 2004 increased $113.9 million, or 21.2%, compared to $536.8 million in the prior year period. This increase is the result of an increase in propane sales volumes, coupled with an increase in average selling prices in line with higher commodity prices for propane. Despite nationwide average temperatures, as reported by NOAA, that were 7% warmer than normal and 9% warmer than the prior year, retail propane gallons sold increased 38.9 million gallons, or 9.4%, to 451.4 million gallons for the nine months ended June 26, 2004. The increase is primarily attributable to the addition of Agway Energy from the date of the Acquisition, offset to an extent by the impact of the warmer temperatures. Average selling prices increased approximately 8.0% as a result of sustained higher commodity prices for propane. The average posted price of propane during the first nine months of fiscal 2004 increased approximately 12% compared to the average posted prices in the prior year period.

Revenues from sales of fuel oil and other refined fuels amounted to $219.6 million for the nine months ended June 26, 2004 attributable to 163.9 million gallons sold from the addition of Agway

Energy on December 23, 2003. Revenues from wholesale and risk management activities of $35.4 million for the nine months ended June 26, 2004 increased $22.2 million, compared to revenues of $13.2 million for the nine months ended June 28, 2003. Revenue from other sources, including natural gas and electricity marketing to deregulated markets, HVAC service activities and sales of appliances and related parts, of $156.9 million for the nine months ended June 26, 2004 increased $91.7 million compared to other revenue in the prior year period of $65.2 million. The increase in other revenues is primarily attributable to the addition of sales of natural gas and electricity and service and maintenance revenues from Agway Energy.

Cost of Products Sold.    Cost of products sold increased $323.8 million to $622.6 million for the nine months ended June 26, 2004 compared to $298.8 million in the prior year period. The increase results primarily from the increase in retail propane volumes sold, as well as the addition of fuel oil and other refined fuel sales volumes, which had a combined impact of $192.5 million on the year-over-year comparison of cost of products sold. Higher commodity prices for propane during the first nine months of fiscal 2004 also resulted in an increase in cost of products sold by $41.1 million compared to the prior year. Increased wholesale and risk management activities, noted above, caused an increase of $23.2 million in cost of products sold compared to the prior year period.

Additionally, cost of products sold for the nine months ended June 26, 2004 included a $6.3 million non-cash charge associated with the settlement of futures contracts that were acquired in the Acquisition. As the underlying futures and option contracts are settled the derivative assets are charged to cost of products sold as an offset to the realized gains from contract settlement. The impact on cost of products sold represents a non-cash charge resulting from the application of purchase accounting on derivative instruments acquired. In addition, the increase in revenues attributable to natural gas and electricity marketing, HVAC service activities and sales of appliances and related parts noted above had a $60.7 million impact on cost of products sold in the nine months ended June 26, 2004 compared to the prior year period. For the nine months ended June 26, 2004, cost of products sold represented 58.6% of revenues compared to 48.6% in the prior year period. As described in the three month comparison above, the increase in the cost of products sold as a percentage of revenue during the first nine months of fiscal 2004 compared to the prior year period results primarily from the different mix of products sold during fiscal 2004 as a result of the additional product offerings from the Agway Energy operations.

Operating Expenses.    Operating expenses of $264.3 million for the nine months ended June 26, 2004 increased $88.1 million, or 50.0%, compared to $176.2 million for the prior year period. Operating expenses for the nine months ended June 26, 2004 include a $0.5 million unrealized (non-cash) loss representing the net change in fair values of derivative instruments during the period, compared to a $1.2 million unrealized loss in the prior year period (see Item 3 Quantitative and Qualitative Disclosures About Market Risk for information on our policies regarding the accounting for derivative instruments). In addition to the non-cash impact of changes in the fair value of derivative instruments, operating expenses increased $88.8 million as a result of (i) $43.4 million increased employee compensation and benefit costs associated with the addition of Agway Energy personnel and increased earnings, (ii) $10.2 million increased costs for operating our fleet as a result of the addition of the Agway Energy fleet, (iii) $17.1 million higher costs to operate the additional customer service centers acquired, (iv) $5.3 million incremental insurance costs, (v) $1.6 million higher pension costs, and (vi) $1.5 million higher medical costs.

General and Administrative Expenses.    General and administrative expenses of $40.0 million for the nine months ended June 26, 2004 were $12.3 million, or 44.4%, higher than the prior year period of $27.7 million. The increase was primarily attributable to the impact of $6.3 million higher employee compensation and benefit costs as a result of higher profit levels and increased overall headcount, as well as $4.2 million related to transition services fees paid to Agway, Inc. for back office support provided subsequent to the Acquisition. In addition, we incurred anticipated increases in marketing, professional services and travel expenses during the first nine months of fiscal 2004 associated with our efforts to acquire Agway Energy during the first quarter and in connection with our integration efforts during the second and third quarters of fiscal 2004.

Restructuring Costs.    As discussed in more detail in the three month comparison above, during the nine months ended June 26, 2004, we recorded a $2.4 million restructuring charge associated with employee termination and other benefit costs incurred as a result of actions taken during the second and third quarters of fiscal 2004 to integrate certain management and back office functions of Agway Energy.

Impairment of Goodwill.    During the third quarter of fiscal 2004, as a result of continued losses in one of our reporting units acquired in fiscal 1999, we recorded a non-cash charge of $3.2 million related to goodwill impairment.

Depreciation and Amortization.    Depreciation and amortization expense increased 24.9% to $25.6 million for the nine months ended June 26, 2004 compared to $20.5 million for the prior year period, primarily as a result of the additional depreciation and amortization associated with the acquired tangible and intangible assets from the Agway Energy Acquisition.

Income Before Interest Expense and Income Taxes and EBITDA.     ncome before interest expense and income taxes of $104.4 million in the nine months ended June 26, 2004 increased $12.4 million, or 13.5%, compared to $92.0 million in the prior year period. EBITDA amounted to $144.9 million for the nine months ended June 26, 2004, compared to $116.4 million for the prior year period, an increase of $28.5 million, or 24.5%. The increases in income before interest expense and income taxes and in EBITDA compared to the prior year period reflects the favorable impact on revenues and related margins from the addition of the Agway Energy operations. This favorable impact was offset, to an extent, by the added operating and general and administrative costs to support the increased level of field operations, as well as to support integration and restructuring activities. Additionally, the warmer than normal temperatures experienced during the nine months ended June 26, 2004, described above, negatively impacted volumes for the period compared to the prior year. In addition, the $14.8 million gain reported during the nine months ended June 26, 2004 and the $2.5 million gain reported during the nine months ended June 28, 2003 from the sale of customer service centers (reported within discontinued operations) had a favorable impact on EBITDA in both the current and prior year periods.

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

	Nine Months Ended
	June 26, 2004	June 28, 2003
Net income	$88,314	$69,625
Add:
(Benefit) provision for income taxes	(117)	103
Interest expense, net	31,028	26,212
Depreciation and amortization	25,629	20,490
EBITDA	144,854	116,430
Add / (subtract):
Benefit (provision) for income taxes	117	(103)
Interest expense, net	(31,028)	(26,212)
Gain on disposal of property, plant and equipment, net	(153)	(486)
Gain on sale of customer service centers	(14,824)	(2,483)
Changes in working capital and other assets and liabilities	2,270	(18,223)
Net cash provided by operating activities	$101,236	$68,923
Net cash used in investing activities	$(204,104)	$(531)
Net cash provided by (used in) financing activities	$202,874	$(18,469)

Interest Expense.    Net interest expense increased $4.8 million, or 18.3%, to $31.0 million in the first nine months of fiscal 2004 compared to $26.2 million in the prior year period, primarily as a result of the net impact of the addition of $175.0 million of 6.875% senior notes associated with financing for the Acquisition, offset by $42.5 million lower amounts outstanding under our 7.54% senior notes. In addition, we incurred a one-time fee of $1.9 million related to financing commitments for the Acquisition during the first quarter of fiscal 2004.

Discontinued Operations.    During the first nine months of fiscal 2004, we sold eleven customer service centers in Texas, Oklahoma, Missouri, Kansas and Virginia for total cash proceeds of approximately $24.8 million. We recorded a gain on sale of approximately $14.8 million, which has been accounted for within discontinued operations. In the prior year, we sold nine customer service centers for total cash proceeds of approximately $7.2 million, resulting in a gain on sale of approximately $2.5 million. Additionally, on July 2, 2004 (subsequent to the end of the third quarter of fiscal 2004) we sold three customer service centers in North Carolina for total cash proceeds of $1.1 million and will record a gain on sale during the fourth quarter of fiscal 2004 of approximately $0.4 million. In accordance with SFAS 144, the individual captions on the consolidated statements of operations for the nine months ended June 26, 2004 and June 28, 2003 exclude the results from these discontinued operations, as well as certain other operations that were considered held for sale as of June 26, 2004. The net impact on our discontinued operations was not significant for the nine months ended June 26, 2004 and resulted in income from discontinued customer service centers of $1.4 million for the nine months ended June 28, 2003.

Liquidity and Capital Resources

Due to the seasonal nature of the propane and fuel oil businesses, cash flows from operating activities are greater during the winter and spring seasons, our second and third fiscal quarters, as customers pay for products purchased during the heating season. For the nine months ended June 26, 2004, net cash provided by operating activities was $101.2 million compared to net cash provided by operating activities of $68.9 million for the nine months ended June 28, 2003. The $32.3 million, or 46.9%, increase was attributable to the $28.5 million, or 24.5%, increase in EBITDA for the nine months ended June 26, 2004 compared to the prior year period resulting primarily from the contribution from the Agway Energy operations since December 23, 2003, offset slightly by an increase in interest expense of $4.8 million and a net impact of $8.6 million from non-cash items (gains on sales of discontinued customer service centers and the goodwill impairment charge) impacting EBITDA in both periods. Additionally, the investment working capital for the nine months ended

June 26, 2004 decreased approximately $17.2 million compared to the comparable period in the prior year. The lower investment in working capital results primarily from an improvement in collections on accounts receivable and an increase in accrued employment and benefits due to timing of accrual payouts.

Net cash used in investing activities of $204.1 million for the nine months ended June 26, 2004 consists of the net impact of the total cost of the Acquisition of Agway Energy of approximately $211.2 million, offset to an extent by net proceeds from the sale of customer service centers during fiscal 2004 of $24.8 million and net proceeds of $0.8 million from the sale of property, plant and equipment. Additionally, capital expenditures amounted to $18.5 million (including $4.4 million for maintenance expenditures and $14.1 million to support the growth of operations) for the nine months ended June 26, 2004. Net cash used in investing activities of $0.5 million during the nine months ended June 28, 2003 consisted of net proceeds from the sale of customer service centers of $7.2 million and net proceeds of $1.7 million from the sale of property, plant and equipment, offset by capital expenditures of $9.4 million (including $2.8 million for maintenance expenditures and $6.6 million to support the growth of operations).

Net cash provided by financing activities for the nine months ended June 26, 2004 was $202.9 million as a result of (i) the issuance of $175.0 million aggregate principal amount of 6.875% senior notes due 2013, a portion of which was used to fund a portion of the Acquisition and, (ii) the net proceeds of $87.6 million from a public offering of 2,990,000 Common Units (including full exercise of the underwriters' over-allotment option) during December 2003 to fund a portion of the Acquisition; offset by (i) the payment of our quarterly distributions of $0.5875 per Common Unit during each of the first two quarters of fiscal 2004 and $0.60 per Common Unit during the third quarter of fiscal 2004 amounting to $53.4 million for the first nine months of fiscal 2004 and, (ii) $5.9 million in fees associated with the issuance of the senior notes noted above. Net cash used in financing activities for the nine months ended June 28, 2003 was $18.5 million as a result of (i) the payments of our quarterly distributions of $0.5750 per Common Unit during the first, second and third quarters of fiscal 2003 amounting to $43.6 million, (ii) the repayment of all outstanding borrowings under our Revolving Credit Agreement amounting to $46.0 million, (iii) the payment of $0.8 million in fees associated with the renewal and extension of our Revolving Credit Agreement during May 2003; offset by net proceeds of $72.4 million from the public offering of approximately 2.6 million Common Units (including full exercise of the underwriters' over-allotment option) which was completed during the third quarter of fiscal 2003.

On December 23, 2003, we issued $175.0 million aggregate principal amount of senior notes with an annual interest rate of 6.875% pursuant to Rule 144A and Regulation S of the Securities Act of 1933. On May 13, 2004, pursuant to a registration rights agreement, we exchanged these unregistered senior notes with $175.0 million aggregate principal amount of registered senior notes which have substantially the same terms (the "2003 Senior Notes"). We used approximately $122.4 million from the issuance of the 6.875% senior notes to fund a portion of the total cost of the Acquisition and the remaining net proceeds for general partnership purposes, which include working capital purposes, capital expenditures or debt reduction. Our obligations under the 2003 Senior Notes are unsecured and will rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The 2003 Senior Notes are structurally subordinated to, which means they rank effectively behind, the senior notes and other liabilities of the Operating Partnership. The 2003 Senior Notes will mature December 15, 2013, and require semiannual interest payments that began on June 15, 2004. We may redeem some or all of the 2003 Senior Notes any time on or after December 15, 2008, at redemption prices specified in the indenture governing the 2003 Senior Notes (the "2003 Senior Note Agreement"). The 2003 Senior Note Agreement contains certain restrictions applicable to us and certain of our subsidiaries with respect to (i) the incurrence of additional indebtedness; and (ii) liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.

On March 5, 1996, pursuant to a Senior Note Agreement (the "1996 Senior Note Agreement"), our Operating Partnership issued $425.0 million of senior notes (the "1996 Senior Notes") with an annual interest rate of 7.54%. Our Operating Partnership's obligations under the 1996 Senior Note

Agreement are unsecured and rank on an equal and ratable basis with its obligations under the 2002 Senior Note Agreement and the Revolving Credit Agreement discussed below. Under the terms of the 1996 Senior Note Agreement, our Operating Partnership became obligated to pay the principal on the 1996 Senior Notes in equal annual payments of $42.5 million starting July 1, 2002, with the last such payment due June 30, 2011. On July 1, 2002, we received net proceeds of $42.5 million from the issuance by our Operating Partnership of 7.37% Senior Notes due June, 2012 (the "2002 Senior Notes") and used the funds to pay the first annual principal payment of $42.5 million due under the 1996 Senior Note Agreement. Our Operating Partnership's obligations under the agreement governing the 2002 Senior Notes (the "2002 Senior Note Agreement") are unsecured and rank on an equal and ratable basis with its obligations under the 1996 Senior Note Agreement and the Revolving Credit Agreement. Rather than refinance the second annual principal payment of $42.5 million due under the 1996 Senior Note Agreement, we elected to repay this principal payment on June 30, 2003 (the fourth quarter of fiscal 2003). On July 1, 2004 (subsequent to the end of the third quarter of fiscal 2004) we also elected to repay the third annual principal payment of $42.5 million due under the 1996 Senior Note Agreement.

Our Operating Partnership's Revolving Credit Agreement, which provided a $75.0 million working capital facility and a $25.0 million acquisition facility, matures on May 31, 2006. Borrowings under the Revolving Credit Agreement bear interest at a rate based upon either LIBOR plus a margin, Wachovia National Bank's prime rate or the Federal Funds rate plus ½ of 1%. An annual fee ranging from .375% to .50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of June 26, 2004 and September 27, 2003, there were no borrowings outstanding under the Revolving Credit Agreement. As of June 26, 2004, we had $60.0 million of unused borrowing capacity under the working capital facility of our Revolving Credit Agreement, after considering the impact on borrowing availability from outstanding letters of credit associated with our casualty insurance coverage and certain operating lease obligations. We are currently evaluating the adequacy of the borrowing capacity provided under the Revolving Credit Agreement in light of the additional seasonal cash needs of Agway Energy, as well as any future needs that may arise as a result of our growth initiatives. Although not currently contemplated, we may need to increase the borrowing capacity of the Revolving Credit Agreement in the future to accommodate seasonal working capital requirements associated with the added business activity from Agway Energy.

The 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement contain various restrictive and affirmative covenants applicable to the Operating Partnership, including (a) maintenance of certain financial tests, including, but not limited to, a leverage ratio of less than 5.0 to 1, an interest coverage ratio in excess of 2.5 to 1 and a leverage ratio of less than 5.25 to 1 when the underfunded portion of our pension obligations is used in the computation of the ratio, (b) restrictions on the incurrence of additional indebtedness, and (c) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. During July 2004, we became aware that, as a result of our assumption from Agway Energy of arrangements for the servicing of certain receivables in the normal course of business, defaults had occurred under certain restrictive covenants of the 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement. On July 19, 2004, we received, in respect of each of these agreements, waivers of all past defaults and consents to continue the receivable arrangements in the normal course of business.

We will make distributions in an amount equal to all of our Available Cash, as defined in the Second Amended and Restated Partnership Agreement, approximately 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. The Board of Supervisors reviews the level of Available Cash on a quarterly basis based upon information provided by management. On July 22, 2004, we declared an increase in our quarterly distribution to $0.6125 per Common Unit, or $2.45 on an annualized basis, in respect of the third quarter of fiscal 2004 payable on August 10, 2004 to holders of record on August 3, 2004, compared to $0.60 per Common Unit in respect of the second quarter of fiscal 2004, $0.5875 per Common Unit in the first quarter of fiscal 2004 and for the third quarter of the prior year. This increase represents our second quarterly distribution increase of fiscal 2004 and our ninth overall since our inception.

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

Long-Term Debt Obligations and Other Commitments

Long-term debt obligations and future minimum rental commitments under noncancelable operating lease agreements as of June 26, 2004 are due as follows (amounts in thousands):

	Remainder of Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008 and thereafter	Total
Long-term debt	$42,500	$42,940	$42,975	$42,500	$387,500	$558,415
Operating leases	6,129	18,475	12,086	7,640	7,232	51,562
Total long-term debt obligations and lease commitments	$48,629	$61,415	$55,061	$50,140	$394,732	$609,977

Additionally, we have standby letters of credit in the aggregate amount of $48.4 million, in support of our casualty insurance coverage and certain lease obligations, which expire periodically through April 15, 2005.

We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2010. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the difference. Although the equipment's fair value at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $16.1 million. Of this amount, the fair value of residual value guarantees for operating leases entered into after December 31, 2002 was $2.8 million and $2.1 million which is reflected in other liabilities, with a corresponding amount included within other assets, in the accompanying condensed consolidated balance sheets as of both June 26, 2004 and September 27, 2003, respectively.

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

Recently Issued Accounting Standards

On March 31, 2004, the Emerging Issues Task Force ("EITF") reached a consensus under EITF 03-6 "Participating Securities and the Two-Class Method Under FAS 128" ("EITF 03-6") which requires, among other things, the use of the two-class method of computing earnings per unit when participating securities exist. The two-class method is an earnings allocation formula that computes earnings per unit for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. We are currently in the process of evaluating the applicability of the EITF 03-6 consensus on our structure, particularly in relation to the general partner's interest in net income and distributions declared, as well as the IDRs described in the Liquidity and Capital Resources section above. The consensus is effective for fiscal periods beginning after March 31, 2004 and, if deemed applicable to us, will be effective for the fiscal year ended September 25, 2004 and will require restatement of prior period earnings per unit to conform to the computation in the consensus guidance.

If EITF 03-6 is deemed applicable to us and if we were to have adopted the consensus at the end of the third quarter of fiscal 2004, the following would have been the impact on basic net income per Common Unit for the nine months ended June 26, 2004 and June 28, 2003:

	Nine Months Ended
	June 26, 2004	June 28 2003
As reported	$2.93	$2.74
As computed under EITF 03-6	$2.79	$2.62

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains Forward-Looking Statements as defined in the Private Securities Litigation Reform Act of 1995 relating to the Partnership's future business expectations and predictions and financial condition and results of operations. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans" or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements. The risks and uncertainties and their impact on the Partnership's operations include, but are not limited to, the following risks:

•	The impact of weather conditions on the demand for propane, fuel oil and other refined fuels;

•	Fluctuations in the unit cost of propane, fuel oil and other refined fuels;

•	The ability of the Partnership to compete with other suppliers of propane, fuel oil and other energy sources;

•	The impact on propane, fuel oil and other refined fuel prices and supply from the political, military and economic instability of the oil producing nations, global terrorism and other general economic conditions;

•	The ability of the Partnership to realize fully, or within the expected time frame, the expected cost savings and synergies from the acquisition of Agway Energy;

•	The ability of the Partnership to acquire and maintain reliable transportation for its propane, fuel oil and other refined fuels;

•	The ability of the Partnership to retain customers;

•	The impact of energy efficiency and technology advances on the demand for propane and fuel oil;

•	The ability of management to continue to control expenses;

•	The impact of changes in applicable statutes and government regulations, or their interpretations, including those relating to the environment and global warming and other regulatory developments on the Partnership's business;

•	The impact of legal proceedings on the Partnership's business;

•	The Partnership's ability to implement its expansion strategy into new business lines and sectors; and

•	The Partnership's ability to integrate acquired businesses successfully.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 26, 2004, we were a party to exchange-traded futures and option contracts, forward contracts and in certain instances, over-the-counter options (collectively "derivative instruments") to manage the price risk associated with future purchases of the commodities used in its operations, principally propane and fuel oil. Futures and forward contracts require that we sell or acquire propane or fuel oil at a fixed price at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane or fuel oil at a specified price during a specified time period; the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of the product to the respective party or are settled by the payment of a net amount equal to the difference between the then current price and the fixed contract price. The contracts are entered into in anticipation of market movements and to manage and hedge exposure to fluctuating prices of propane and fuel oil, as well as to help ensure the availability of product during periods of high demand.

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

Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings within operating expenses. A portion of our option contracts are not classified as hedges and, as such, changes in the fair value of these derivative instruments are recognized within operating expenses as they occur. The value of certain option contracts that do qualify as hedges and are designated as cash flow hedges under SFAS 133 have two components of value: time value and intrinsic value. The intrinsic value is the value by which the option is in the money (i.e., the amount by which the value of the commodity exceeds the exercise or "strike" price of the option). The remaining amount of option value is attributable to time value. The Partnership does not include the time value of option contracts in its assessment of hedge effectiveness and, therefore, records changes in the time value component of the options currently in earnings.

At June 26, 2004, the fair value of derivative instruments described above resulted in derivative assets of $6.7 million included within prepaid expenses and other current assets and derivative liabilities of $0.2 million included within other current liabilities. Operating expenses include unrealized (non-cash) losses in the amount of $0.8 million for the three months ended June 26, 2004 and unrealized gains in the amount of $0.1 million for the three months ended June 28, 2003 attributable to the change in fair value of derivative instruments not designated as hedges. Operating expenses include unrealized losses in the amount of $0.5 million for the nine months ended June 26, 2004 and unrealized losses in the amount of $1.2 million for the nine months ended June 28, 2003 attributable to the change in fair value of derivative instruments not designated as hedges. At June 26, 2004, unrealized gains on derivative instruments designated as cash flow hedges in the amount of $1.6 million were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities market, the corresponding value in OCI is subject to change prior to its impact on earnings.

Sensitivity Analysis

In an effort to estimate the exposure of unfavorable market price movements, a sensitivity analysis of open positions as of June 26, 2004 was performed. Based on this analysis, a hypothetical 10% adverse change in market prices for each of the future months for which an option, futures and/or forward contract exists indicates either a reduction in potential future gains or potential losses in future earnings of $2.9 million and $2.5 million as of June 26, 2004 and June 28, 2003, respectively. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio at any given point in time.

ITEM 4.

CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 26, 2004. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 26, 2004, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Quarterly Report on Form 10-Q is made known to them by others on a timely basis. Other than the impact of the recently completed acquisition of Agway Energy, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ending June 26, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. As a result of the Acquisition, and the process of incorporating and changing the systems and processes utilized by Agway Energy, we have had to modify our internal control structure over financial reporting. We believe we are taking the necessary steps to monitor and maintain appropriate internal controls over financial reporting during this period of transition.

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

Suburban Propane Partners, L.P.

August 10, 2004	/s/ ROBERT M. PLANTE
Date	Robert M. Plante Vice President and Chief Financial Officer

August 10, 2004	/s/ MICHAEL A. STIVALA
Date	Michael A. Stivala Controller (Principal Accounting Officer)