Form 10-K
period 2004-09-25
SUBURBAN PROPANE PARTNERS LP
filed 2004-12-09
CIK 1005210

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

    Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended September 25, 2004

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

The aggregate market value as of March 26, 2004 of the registrant's Common Units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($33.12 per unit), was approximately $1,002,104,000.

Documents Incorporated by Reference: None

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements ("Forward-Looking Statements") as defined in the Private Securities Litigation Reform Act of 1995 relating to the Partnership's future business expectations and predictions and financial condition and results of operations. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans" or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements ("Cautionary Statements"). The risks and uncertainties and their impact on the Partnership's operations include, but are not limited to, the following risks:

•	The impact of weather conditions on the demand for propane, fuel oil and other refined fuels, natural gas and electricity;

•	Fluctuations in the unit cost of propane, fuel oil and other refined fuels and natural gas;

•	The ability of the Partnership to compete with other suppliers of propane, fuel oil and other energy sources;

•	The impact on propane, fuel oil and other refined fuel prices and supply from the political, military and economic instability of the oil producing nations, global terrorism and other general economic conditions;

•	The ability of the Partnership to realize fully, or within the expected time frame, the expected cost savings and synergies from the acquisition of Agway Energy;

•	The ability of the Partnership to acquire and maintain reliable transportation for its propane, fuel oil and other refined fuels;

•	The ability of the Partnership to retain customers;

•	The impact of energy efficiency and technology advances on the demand for propane and fuel oil;

•	The ability of management to continue to control expenses;

•	The impact of changes in applicable statutes and government regulations, or their interpretations, including those relating to the environment and global warming and other regulatory developments on the Partnership's business;

•	The impact of legal proceedings on the Partnership's business;

•	The Partnership's ability to implement its expansion strategy into new business lines and sectors; and

•	The Partnership's ability to integrate acquired businesses successfully.

Some of these Forward-Looking Statements are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report. On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other of its filings with the Securities and Exchange Commission (the "SEC"), in press releases or oral statements made by or with the approval of one of the Partnership's authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking or Cautionary Statements, which reflect management's opinions only as of the date made. The Partnership undertakes no obligation to update any Forward-Looking or Cautionary Statement. All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Annual Report and in future SEC reports.

PART I

ITEM 1. BUSINESS

Development of Business

Suburban Propane Partners, L.P. (the "Partnership"), a publicly traded Delaware limited partnership, is a nationwide marketer and distributor of a diverse array of products to meet the energy needs of our customers, specializing in propane, fuel oil and other refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. To complement our core marketing and distribution operations, we install and service a variety of home comfort equipment, particularly in the areas of heating, ventilation and air conditioning ("HVAC"). We believe, based on LP/Gas Magazine dated February 2004, that we are the third largest retail marketer of propane in the United States, measured by retail gallons sold in the year 2003. As of September 25, 2004, we were serving the energy needs of more than 1,000,000 active residential, commercial, industrial and agricultural customers through approximately 370 customer service centers in 30 states located primarily in the east and west coast regions of the United States. We sold approximately 537.3 million gallons of propane to retail customers during the fiscal year ended September 25, 2004 and 220.5 million gallons of fuel oil and other refined fuels during this same period. Together with our predecessor companies, we have been continuously engaged in the retail propane business since 1928.

We conduct our business principally through Suburban Propane, L.P., a Delaware limited partnership, which operates our propane business and assets (the "Operating Partnership"), and its direct and indirect subsidiaries. Our general partner is Suburban Energy Services Group LLC (the "General Partner"), a Delaware limited liability company owned by members of our senior management. The General Partner owns a combined 1.54% general partner interest in the Partnership and the Operating Partnership and the Partnership owns all of the limited partnership interests in the Operating Partnership.

Subsidiaries of the Operating Partnership include Suburban Sales and Service, Inc. (the "Service Company"), which conducts the Partnership's service work and appliance and parts businesses. Additionally, on January 5, 2001, Suburban Holdings, Inc., a subsidiary of the Operating Partnership, was formed to hold the stock of Gas Connection, Inc. (d/b/a HomeTown Hearth & Grill), Suburban @ Home, Inc. and Suburban Franchising, Inc. HomeTown Hearth & Grill sells and installs natural gas and propane gas grills, fireplaces and related accessories and supplies through twelve retail stores in the south, northeast and northwest regions as of September 25, 2004. Suburban @ Home sells, installs, services and repairs a full range of HVAC products. Suburban Franchising creates and develops propane related franchising business opportunities.

On December 23, 2003, we acquired substantially all of the assets and operations of Agway Energy Products, LLC, Agway Energy Services, Inc. and Agway Energy Services PA, Inc. (collectively referred to as "Agway Energy") pursuant to an asset purchase agreement dated November 10, 2003 (the "Agway Acquisition"). Agway Energy was a leading regional marketer of propane, fuel oil, gasoline and diesel fuel primarily in New York, Pennsylvania, New Jersey and Vermont, as well as a marketer of natural gas and electricity in New York and Pennsylvania. With the Agway Acquisition, we transformed our business from a marketer of a single fuel into one that provides multiple energy solutions, with expansion into the marketing and distribution of fuel oil and other refined fuels, as well as the marketing of natural gas and electricity. The total cost of the Agway Acquisition, including the purchase price of $205.0 million (net of a working capital adjustment paid to the Partnership of $1.0 million), $2.7 million for non-compete agreements with certain members of the management of Agway Energy and $3.5 million in transaction related costs, was approximately $211.2 million.

On November 21, 2003, Suburban Heating Oil Partners, LLC, a subsidiary of HomeTown Hearth & Grill, was formed to acquire and operate the fuel oil and other refined fuels and HVAC assets and businesses of Agway Energy. In addition, Agway Energy Services, LLC, also a subsidiary of HomeTown Hearth & Grill, was formed to acquire and operate the natural gas and electricity marketing business of Agway Energy.

Suburban Energy Finance Corporation, a direct wholly-owned subsidiary of the Partnership, was formed on November 26, 2003 to serve as co-issuer, jointly and severally with the Partnership, of the

Partnership's $175.0 million 6.875% senior notes due in 2013, a portion of which was used to finance the Agway Acquisition. Suburban Energy Finance Corporation has nominal assets and conducts no business operations.

In this Annual Report, unless otherwise indicated, the terms "Partnership," "we," "us," and "our" are used to refer to Suburban Propane Partners, L.P. or to Suburban Propane Partners, L.P. and its consolidated subsidiaries, including the Operating Partnership. The Partnership, the Operating Partnership and the Service Company commenced operations in March 1996 in connection with the Partnership's initial public offering of Common Units.

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

Upon written request or through a link from our website at www.suburbanpropane.com, we will provide, without charge, copies of our Annual Report on Form 10-K for the fiscal year ended September 25, 2004, each of the Quarterly Reports on Form 10-Q, current reports filed or furnished on Form 8-K and all amendments to such reports as soon as is reasonably practicable after such reports are electronically filed with or furnished to the SEC. Requests should be directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.

Our Strategy

Our business strategy is to deliver increasing value to our unitholders through initiatives, both internal and external, that are geared toward achieving sustainable profitable growth and increased quarterly distributions. The following are key elements of our strategy:

Internal Focus on Growth, Customer Service and Improving Operating Efficiency. We focus internally on expanding our customer base, increasing customer retention through enhanced customer service and improving the efficiency of existing operations and our cost structure. Although we market and distribute products and services to meet the energy needs of our customers, we believe that customer satisfaction is a critical factor in the growth and success of our operations. "Our Business is Customer Satisfaction" is one of our core operating philosophies. We measure and reward our customer service centers based on a combination of profitability of the individual customer service center, net customer growth, customer satisfaction statistics and asset utilization measures. Through investments in our technology infrastructure, we also seek to improve operating efficiencies, particularly in the areas of routing, forecasting customer usage, inventory control and customer tracking.

Selective Acquisitions of Complementary Businesses or Assets. Externally, we seek to extend our presence or diversify our product offerings through selective acquisitions. Our acquisition strategy is to focus on businesses with a relatively steady cash flow that will either extend our presence in strategically attractive markets, complement our existing business segments or provide an opportunity to diversify our operations with other energy-related assets. While we are active in this area, we are also very patient and deliberate in evaluating acquisition candidates. During the first quarter of fiscal 2004, we completed the Agway Acquisition, which significantly enhanced our position in the northeast propane market, diversified our product offerings to include the marketing and distribution of fuel oil and other refined fuels, as well as the marketing of natural gas and electricity. In addition, the Agway Acquisition brought us many skilled and experienced service personnel for our HVAC segment.

Selective Dispositions of Non-Strategic Assets. We continuously evaluate our existing facilities to identify opportunities to optimize our return on assets by selectively divesting operations in slower growing markets, generating proceeds that can be reinvested in markets that present greater opportunities for growth. Our objective is to fully exploit the growth and profit potential of all of our assets. During fiscal 2004 we sold 24 customer service centers located principally in the central regions of the United States, generating net cash proceeds of $39.4 million.

A Disciplined Approach Toward Capital Spending. We make capital expenditures necessary to properly maintain or replace our existing asset base and to invest in the growth of our operations, including new propane tanks and other equipment to facilitate expansion of our customer base. In addition, we continue to invest in our technology infrastructure to improve operating efficiency and build a platform for growth.

Business Segments

As a result of the Agway Acquisition and since the beginning of the third quarter of fiscal 2004, our principal operations are managed and evaluated in four business segments: Propane, Fuel Oil and Other Refined Fuels, Natural Gas & Electricity and HVAC. These business segments are described below. See Note 18 to the Consolidated Financial Statements included in this Annual Report for financial information about our business segments.

Propane

Propane is a by-product of natural gas processing and petroleum refining. It is a clean burning energy source recognized for its transportability and ease of use relative to alternative forms of stand-alone energy sources. Propane use falls into three broad categories:

•	residential and commercial applications;

•	industrial applications; and

•	agricultural uses.

In the residential and commercial markets, propane is used primarily for space heating, water heating, clothes drying and cooking. Industrial customers use propane generally as a motor fuel to power over-the-road vehicles, forklifts and stationary engines, to fire furnaces, as a cutting gas and in other process applications. In the agricultural market, propane is primarily used for tobacco curing, crop drying, poultry brooding and weed control.

Propane is extracted from natural gas or oil wellhead gas at processing plants or separated from crude oil during the refining process. It is normally transported and stored in a liquid state under moderate pressure or refrigeration for ease of handling in shipping and distribution. When the pressure is released or the temperature is increased, propane becomes a flammable gas that is colorless and odorless, although an odorant is added to allow its detection. Propane is clean burning and, when consumed, produces only negligible amounts of pollutants.

Product Distribution and Marketing

We distribute propane through a nationwide retail distribution network consisting of approximately 370 customer service centers in 30 states as of September 25, 2004. Our operations are concentrated in the east and west coast regions of the United States. In fiscal 2004, we serviced more than 840,000 active propane customers. Typically, customer service centers are located in suburban and rural areas where natural gas is not readily available. Generally, these customer service centers consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. Most of our residential customers receive their propane supply through an automatic delivery system that eliminates the customer's need to make an affirmative purchase decision. From our customer service centers, we also sell, install and service equipment related to our propane distribution business, including heating and cooking appliances, hearth products and supplies and, at some locations, propane fuel systems for motor vehicles.

We sell propane primarily to six customer markets: residential, commercial, industrial (including engine fuel), agricultural, other retail users and wholesale. Approximately 89% of the propane gallons sold by us in fiscal 2004 were to retail customers: 42% to residential customers, 31% to commercial customers, 9% to industrial customers, 6% to agricultural customers and 12% to other retail users. The balance of approximately 11% of the propane gallons sold by us in fiscal 2004 was for risk management activities and wholesale customers. Sales to residential customers in fiscal 2004 accounted for approximately 54% of our margins on retail propane sales, reflecting the higher-margin nature of the residential market. No single customer accounted for 10% or more of our propane revenues during fiscal 2004.

Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, which have capacities ranging from 2,125 gallons to 2,975 gallons of propane, into a stationary storage tank on the customer's premises. The capacity of these storage tanks ranges from approximately 100 gallons to approximately 1,200 gallons, with a typical tank having a capacity of 300 to 400 gallons. As is common in the propane industry, we own a significant portion of the storage tanks located on our customer's premises. We also deliver propane to retail customers in portable cylinders, which typically have a capacity of 5 to 35 gallons. When these cylinders are delivered to customers, empty cylinders are refilled in place or transported for replenishment at our distribution locations. We also deliver propane to certain other bulk end users of propane in larger trucks known as transports, which have an average capacity of approximately 9,000 gallons. End users receiving transport deliveries include industrial customers, large-scale heating accounts, such as local gas utilities that use propane as a supplemental fuel to meet peak load delivery requirements, and large agricultural accounts that use propane for crop drying.

In our wholesale operations, we principally sell propane to large industrial end users and other propane distributors. The wholesale market includes customers who use propane to fire furnaces, as a cutting gas and in other process applications. Due to the low margin nature of the wholesale market as compared to the retail market, we have selectively reduced our emphasis on wholesale marketing over the last few years.

Supply

Our propane supply is purchased from approximately 70 oil companies and natural gas processors at approximately 140 supply points located in the United States and Canada. We make purchases primarily under one-year agreements that are subject to annual renewal, and also purchase propane on the spot market. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on prevailing market prices. Some of these agreements provide maximum and minimum seasonal purchase guidelines. Propane is generally transported from refineries, pipeline terminals, storage facilities (including our storage facilities in Elk Grove, California and Tirzah, South Carolina) and coastal terminals to our customer service centers by a combination of common carriers, owner-operators and railroad tank cars. See Item 2 of this Annual Report.

Historically, supplies of propane have been readily available from our supply sources. Although we make no assurance regarding the availability of supplies of propane in the future, we currently expect to be able to secure adequate supplies during fiscal 2005. During fiscal 2004, Dynegy Liquids Marketing and Trade ("Dynegy") and Enterprise Products Operating L.P. ("Enterprise") provided approximately 17% and 12%, respectively, of our total domestic propane purchases. Aside from these two suppliers, no single supplier provided more than 10% of our total domestic propane supply during fiscal 2004. The availability of our propane supply is dependent on several factors, including the severity of winter weather and the price and availability of competing fuels, such as natural gas and fuel oil. We believe that if supplies from Dynegy or Enterprise were interrupted, we would be able to secure adequate propane supplies from other sources without a material disruption of our operations. Nevertheless, the cost of acquiring such propane might be higher and, at least on a short-term basis, margins could be affected. Approximately 98% of our total propane purchases were from domestic suppliers in fiscal 2004.

We seek to reduce the effect of propane price volatility on our product costs and to help ensure the availability of propane during periods of short supply. We are currently a party to propane futures transactions on the New York Mercantile Exchange ("NYMEX") and to forward and option contracts with various third parties to purchase and sell product at fixed prices in the future. These activities are monitored by our senior management through enforcement of our Hedging and Risk Management Policy. See additional discussion in Item 7A of this Annual Report.

We own and operate large propane storage facilities in California and South Carolina. We also operate smaller storage facilities in other locations and have rights to use storage facilities in additional locations. These storage facilities enable us to buy and store large quantities of propane during periods of low demand and lower prices, which generally occur during the summer months. This practice helps ensure a more secure supply of propane during periods of intense demand or price instability. As of September 25, 2004, the majority of the storage capacity in California and South Carolina was leased to third parties.

Competition

According to the Energy Information Administration, propane accounts for approximately 4% of household energy consumption in the United States. This level has not changed materially over the previous two decades. As an energy source, propane competes primarily with natural gas, electricity and fuel oil, principally on the basis of price, availability and portability.

Propane is more expensive than natural gas on an equivalent British Thermal Unit basis in locations serviced by natural gas, but it is an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Historically, the expansion of natural gas into traditional propane markets has been inhibited by the capital costs required to expand pipeline and retail distribution systems. Although the recent extension of natural gas pipelines to previously unserved geographic areas tends to displace propane distribution in those areas, we believe new opportunities for propane sales have been arising as new neighborhoods are developed in geographically remote areas.

We also have some relative advantages over suppliers of other energy sources. For example, propane is generally less expensive to use than electricity for space heating, water heating, clothes drying and cooking. Fuel oil has not been a significant competitor due to the current geographical diversity of our operations, and propane and fuel oil compete to a lesser extent because of the cost of converting from one to the other.

In addition to competing with suppliers of other energy sources, our propane operations compete with other retail propane distributors. The retail propane industry is highly fragmented and competition generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry statistics contained in 2002 Sales of Natural Gas Liquids and Liquified Refinery Gases, as published by the American Petroleum Institute in November 2003, and LP/Gas Magazine dated February 2004, the ten largest retailers, including us, account for approximately 33% of the total retail sales of propane in the United States, and no single marketer has a greater than 10% share of the total retail propane market in the United States. Most of our customer service centers compete with five or more marketers or distributors. However, each of our customer service centers operates in its own competitive environment because retail marketers tend to locate in close proximity to customers in order to lower the cost of providing service. Our typical customer service center has an effective marketing radius of approximately 50 miles, although in certain rural areas the marketing radius may be extended by a satellite office.

Fuel Oil and Other Refined Fuels

We market and distribute fuel oil, diesel fuel, kerosene and gasoline to approximately 190,000 residential and commercial customers in the northeast region. We commenced operations in this business segment as a result of the Agway Acquisition and, accordingly, results for fiscal 2004 are included from the date of the Agway Acquisition (December 23, 2003). Sales of fuel oil and other refined fuels for the period from December 23, 2003 through September 25, 2004 amounted to 220.5 million gallons. During fiscal 2004, sales of fuel oil to residential customers, principally for home heating, represented 43% of total refined fuel gallons sold. Fuel oil has a more limited use, as compared to propane, for space and water heating in residential and commercial buildings.

Approximately 75% of our fuel oil customers receive their fuel oil under an automatic delivery system without the customer having to make an affirmative purchase decision. These deliveries are scheduled through computer technology, based upon each customer's historical consumption patterns and prevailing weather conditions. During fiscal 2004, approximately 60% of our fuel oil sales were made to individual customers under agreements pre-establishing a fixed or maximum price per gallon over a twelve-month period. Additionally, as is common practice in the industry, we offer our customers a budget payment plan whereby the customer's estimated annual fuel oil purchases and service contracts are paid for in a series of estimated equal monthly payments over a twelve-month period. The fixed or maximum price at which fuel oil is sold to these price plan customers is generally renegotiated based on current market conditions prior to the start of the heating season. We enter into derivative instruments in the form of futures and options traded on the NYMEX covering a substantial majority of the fuel oil we expect to sell to customers under these price protection plans in an effort to protect the margins under these programs. No single customer accounted for 10% or more of our fuel oil revenues during fiscal 2004.

Deliveries of fuel oil are usually made to customers by means of tank wagon trucks, which have capacities ranging from 2,500 gallons to 3,000 gallons of fuel oil. Fuel oil is pumped from the tank wagon truck into a stationary storage tank that is located on the customer's premises, which is owned by the customer. The capacity of customer storage tanks ranges from approximately 275 gallons to approximately 1,000 gallons.

Supply

We obtain fuel oil and other refined fuels in either pipeline, truckload or tank wagon quantities, and have contracts with certain pipeline and terminal operators for the right to temporarily store fuel oil at more than 14 terminal facilities we do not own. We have arrangements with certain suppliers of fuel oil, which provide open access to fuel oil at specific terminals throughout the northeast. Additionally, a portion of our purchases of fuel oil are made at local wholesale terminal racks. In most cases, the supply contracts do not establish the price of fuel oil in advance; rather, prices are typically established based upon market prices at the time of delivery plus or minus a differential to market for transportation and volume discounts. We purchase fuel oil from nearly 45 suppliers at more than 108 supply points. While fuel oil supply is more susceptible to longer periods of constraint than propane, we believe that our supply arrangements will provide us with sufficient supply sources. Although we make no assurance regarding the availability of supplies of fuel oil in the future, we currently expect to be able to secure adequate supplies during fiscal 2005.

Competition

The fuel oil industry is a mature industry with total demand expected to remain relatively flat to moderately declining. The fuel oil industry is highly fragmented, characterized by a large number of relatively small, independently owned and operated local distributors. We compete with other fuel oil distributors offering a broad range of services and prices, from full service distributors to those that solely offer the delivery service. We have developed a wide range of sales programs and service offerings for our fuel oil customer base in an attempt to be viewed as a full service energy provider and to build customer loyalty. For instance, like most companies in the fuel oil business, we provide home heating equipment repair service through our HVAC segment on a 24-hour a day basis. The fuel oil business unit also competes for retail customers with suppliers of alternative energy sources, principally natural gas, propane and electricity.

Natural Gas & Electricity

We market natural gas and electricity through our wholly owned subsidiary Agway Energy Services LLC ("AES") in the deregulated markets of New York and Pennsylvania primarily to residential and small commercial customers. Historically, local utility companies provided their customers with all three aspects of electric and natural gas service: generation, transmission and distribution. However, under deregulation, public utility commissions in several states are licensing energy service companies, such as AES, to act as alternative suppliers of the commodity to end consumers. In essence, we make arrangements for the supply of electricity or natural gas to specific delivery points. The local utility companies continue to distribute electricity and natural gas on their distribution systems. The business strategy of this business segment is to expand its market share by concentrating on growth in the customer base and expansion into other deregulated markets that are considered strategic markets.

As of September 25, 2004, we were serving over 77,000 natural gas and electricity customers in New York and Pennsylvania. Approximately 88% of our customers were residential households and the remainder were small commercial and industrial customers. New accounts are obtained through numerous marketing and advertising programs, including telemarketing and direct mail initiatives. Most local utility companies have established billing service arrangements whereby customers receive a single bill from the local utility company which includes transmission charges from the local utility company, as well as product charges for the amount of natural gas or electricity provided by AES and utilized by the customer. We have arrangements with several local utility companies that provide billing and collection services for a fee. Under these arrangements, we are paid by the local utility company for all or a portion of customer billings after a specified number of days following the customer billing.

Supply of natural gas is arranged through annual supply agreements with major national wholesale suppliers. Pricing under the annual natural gas supply contracts is based on posted market prices at the time of delivery, and some contracts include a pricing formula that typically is based on prevailing market prices. The majority of our electricity requirements are purchased through the New York Independent System Operator ("NYISO") under an annual supply agreement, as well as purchase arrangements through other national wholesale suppliers on the open market. Electricity pricing under the NYISO agreement is based on local market indices at the time of delivery. Competition is primarily with local utility companies, as well as other marketers of natural gas and electricity providing similar alternatives as AES.

HVAC

We sell, install and service all types of whole-house heating and cooling products, air cleaners, humidifiers, de-humidifiers, hearth products and space heaters. We also offer services such as duct cleaning, air balancing and energy audits. As of September 25, 2004, we employed approximately 1,000 service technicians in our HVAC business segment. Our supply needs are filled through supply arrangements with several large regional equipment manufacturers and distribution companies. Competition in this business segment is primarily with small, local HVAC providers and contractors, as well as, to a lesser extent, other regional service providers such as us.

Seasonality

The retail propane and fuel oil distribution businesses are seasonal because of propane and fuel oil's primary use for heating in residential and commercial buildings. Historically, approximately two-thirds of our retail propane volume is sold during the six-month peak heating season from October through March. The fuel oil business tends to experience greater seasonality given its more limited use for space heating and we expect that approximately three-fourths of our fuel oil volumes will be sold between October and March. Consequently, sales and operating profits are concentrated in our first and second fiscal quarters. Cash flows from operations, therefore, are greatest during the second and third fiscal quarters when customers pay for products purchased during the winter heating season. We expect lower operating profits and either net losses or lower net income during the period from April through September (our third and fourth fiscal quarters).

Weather conditions have a significant impact on the demand for propane and fuel oil for both heating and agricultural purposes. Many of our customers rely heavily on propane or fuel oil as a heating source.

Accordingly, the volume sold is directly affected by the severity of the winter weather in our service areas, which can vary substantially from year to year.

Trademarks and Tradenames

We utilize a variety of trademarks and tradenames owned by us, including "Suburban Propane," "Gas Connection," "HomeTown Hearth & Grill," "Suburban @ Home" and "Suburban Energy Services." Additionally, in connection with the Agway Acquisition, we acquired rights to certain trademarks and tradenames, including "Agway Propane," "Agway" and "Agway Energy Products" in connection with the distribution of petroleum-based fuel and sales and service of HVAC equipment. We regard our trademarks, tradenames and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products and services.

Government Regulation; Environmental and Safety Matters

We are subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes and can require the investigation and cleanup of environmental contamination. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA, also known as the "Superfund" law, imposes joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a "hazardous substance" into the environment. Propane is not a hazardous substance within the meaning of CERCLA. However, we own real property at locations where such hazardous substances may be present as a result of prior activities.

We expect that we will be required to expend funds to participate in the remediation of certain sites, including sites where we have been designated by the Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") under CERCLA and at sites with above ground and underground fuel storage tanks. We will also incur other expenses associated with environmental compliance. We continually monitor our operations with respect to potential environmental issues, including changes in legal requirements and remediation technologies.

With the Agway Acquisition, we acquired certain properties and assets, including fuel oil tanks and gasoline stations, that are subject to extensive federal, state and local environmental laws and regulations, including investigation and remediation of contaminated soil and groundwater, transportation of hazardous materials, other environmental protection measures and health and safety matters. Based on a review of certain Phase I Environmental Site Assessments and, at certain sites, groundwater and/or soil sample analysis, we identified that certain of these properties had either known or probable environmental exposure, some of which are currently in varying stages of investigation, remediation or monitoring. Under the agreement for the Agway Acquisition, the seller deposited $15.0 million of the total purchase price into an escrow account to be used to fund our remediation costs at the acquired properties pursuant to claims made during the first three years following the closing date. Subject to amounts withheld with respect to any pending claims made prior to the third anniversary of the closing date of the Agway Acquisition, any remaining escrowed funds will be remitted to the seller at the end of the three-year period.

Based on our current best estimate of future costs for environmental investigations, remediation and ongoing monitoring activities associated with properties acquired in the Agway Acquisition with either known or probable environmental exposures, an environmental reserve in the amount of $13.8 million was established in purchase accounting. We established a corresponding environmental escrow asset in the amount of $13.8 million related to the future reimbursement from escrowed funds for environmental spending. We are unable to predict, however, whether this amount will be sufficient to address the known and any currently unknown contamination at the acquired properties. As of September 25, 2004, the environmental reserve and corresponding environmental escrow asset amounted to approximately $11.5 million. The environmental reserves are recorded on an undiscounted basis.

Estimating the extent of our responsibility at a particular site, and the method and ultimate cost of remediation of that site, requires making numerous assumptions. As a result, the ultimate cost to remediate any site may differ from current estimates. However, we believe that our past experience provides a reasonable basis for estimating these liabilities. As additional information becomes available, estimates are adjusted as necessary. While we do not anticipate that any such adjustment would be material to our financial statements, the result of ongoing or future environmental studies or other factors could alter this expectation and require recording additional liabilities. We currently cannot determine whether we will incur additional liabilities or the extent or amount of any such liabilities.

National Fire Protection Association Pamphlet Nos. 54 and 58, which establish rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted, in whole, in part or with state addenda, as the industry standard for propane storage, distribution and equipment installation and operation in all of the states in which we operate. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. Pamphlet No. 58 has adopted storage tank valve retrofit requirements due to be completed by June 2011. We have a program in place to meet this deadline.

National Fire Protection Association Pamphlet Nos. 30, 30A, 31, 385 and 395, which establish rules and procedures governing the safe handling of distillates (fuel oil, kerosene and diesel fuel) and gasoline, or comparable regulations, have been adopted, in whole, in part or with state addenda, as the industry standard for fuel oil, kerosene, diesel fuel and gasoline storage, distribution and equipment installation/operation in all of the states in which we operate. In some states these laws are administered by state agencies and in others they are administered on a municipal level.

With respect to the transportation of propane, distillates and gasoline by truck, we are subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation or similar state agencies. We conduct ongoing training programs to help ensure that our operations are in compliance with applicable safety regulations. We maintain various permits that are necessary to operate some of our facilities, some of which may be material to our operations. We believe that the procedures currently in effect at all of our facilities for the handling, storage and distribution of propane, distillates and gasoline are consistent with industry standards and are in compliance, in all material respects, with applicable laws and regulations.

The Department of Transportation has established regulations addressing emergency discharge control issues for propane tank trucks. We have implemented the required discharge control systems and comply, in all material respects, with current regulatory requirements.

Future developments, such as stricter environmental, health or safety laws and regulations thereunder, could affect our operations. We do not anticipate that the cost of our compliance with environmental, health and safety laws and regulations, including CERCLA, as currently in effect and applicable to known sites will have a material adverse effect on our financial condition or results of operations. To the extent we discover any environmental liabilities presently unknown to us or environmental, health or safety laws or regulations are made more stringent, however, there can be no assurance that our financial condition or results of operations will not be materially and adversely affected.

Employees

As of September 25, 2004, we had approximately 4,271 full time employees, of whom 415 were engaged in general and administrative activities (including fleet maintenance), 25 were engaged in transportation and product supply activities and 3,831 were customer service center employees. As of September 25, 2004, 151 of our employees were represented by 11 different local chapters of labor unions. We believe that our relations with both our union and non-union employees are satisfactory. From time to time, we hire temporary workers to meet peak seasonal demands.

ITEM 2. PROPERTIES

As of September 25, 2004, we owned approximately 71% of our customer service center and satellite locations and leased the balance of our retail locations from third parties. We own and operate a 22 million gallon refrigerated, above-ground propane storage facility in Elk Grove, California and a 60 million gallon underground propane storage cavern in Tirzah, South Carolina. Additionally, we own our principal executive offices located in Whippany, New Jersey.

The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 25, 2004, we had a fleet of 42 transport truck tractors, of which we owned 20, and 251 railroad tank cars, of which we owned two. In addition, as of September 25, 2004 we had 1,283 bobtail and rack trucks, of which we owned approximately 24%, 269 fuel oil tank wagons, of which we owned approximately 61%, and 2,164 other delivery and service vehicles, of which we owned approximately 32%. We lease the vehicles we do not own. As of September 25, 2004, we also owned approximately 860,098 customer propane storage tanks with typical capacities of 100 to 500 gallons, 184,015 customer propane storage tanks with typical capacities of over 500 gallons and 217,487 portable propane cylinders with typical capacities of five to ten gallons.

ITEM 3. LEGAL PROCEEDINGS

Litigation

Our operations are subject to all operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. As a result, we have been, and will continue to be, a defendant in various legal proceedings and litigation arising in the ordinary course of business. We are self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. We believe that the self-insured retentions and coverage we maintain are reasonable and prudent. Although any litigation is inherently uncertain, based on past experience, the information currently available to us, and the amount of our self-insurance reserves for known and unasserted self-insurance claims (which was approximately $38.2 million at September 25, 2004), we do not believe that these pending or threatened litigation matters, or known claims or known contingent claims, will have a material adverse effect on our results of operations, financial condition or cash flow. For the portion of our estimated self-insurance liability that exceeds our deductibles, we record a corresponding asset related to the amount of the liability to be covered by insurance (which was approximately $2.9 million at September 25, 2004).

On October 21, 2004 the jury in the trial of Heritage Propane Partners, L.P. v. SCANA et al. (South Carolina Court of Common Pleas, Fifth Judicial Circuit) returned a unanimous verdict in our favor on all claims pending against us by Heritage Propane Partners, L.P. ("Heritage"). Heritage had sued SCANA Corporation ("SCANA") and our Operating Partnership in South Carolina state court following our Operating Partnership's 1999 acquisition of SCANA's propane assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF UNITS

Our Common Units, representing limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange ("NYSE") under the symbol SPH. As of November 26, 2004, there were 985 Common Unitholders of record. The following table presents, for the periods indicated, the high and low sales prices per Common Unit, as reported on the NYSE, and the amount of quarterly cash distributions declared and paid per Common Unit with respect to each quarter.

	Common Unit Price Range
			Cash Distribution Paid per Common Unit
	High	Low
Fiscal 2003
First Quarter	$28.49	$24.60	$0.5750
Second Quarter	29.60	26.90	0.5750
Third Quarter	29.89	27.40	0.5875
Fourth Quarter	30.95	27.91	0.5875

Fiscal 2004
First Quarter	$32.49	$28.75	$0.5875
Second Quarter	34.50	31.05	0.6000
Third Quarter	33.97	27.60	0.6125
Fourth Quarter	35.50	32.00	0.6125

We make quarterly distributions to our partners in an aggregate amount equal to our Available Cash (as defined in our Second Amended and Restated Partnership Agreement) with respect to such quarter. Available Cash generally means all cash on hand at the end of the fiscal quarter plus all additional cash on hand as a result of borrowings subsequent to the end of such quarter less cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements.

We are a publicly traded limited partnership and, other than certain corporate subsidiaries, we are not subject to federal income tax. Instead, Unitholders are required to report their allocable share of our earnings or loss, regardless of whether we make distributions.

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents our selected consolidated historical financial data. The selected consolidated historical financial data is derived from our audited consolidated financial statements, certain of which are included elsewhere in this Annual Report. All amounts in the table below, except per unit data, are in thousands.

	Year Ended (a)
	September 25, 2004 (b)	September 27, 2003	September 28, 2002	September 29, 2001	September 30, 2000 (c)
Statement of Operations Data
Revenues	$1,307,254	$735,075	$635,122	$890,349	$812,233
Costs and expenses	1,231,356	655,225	552,341	796,507	738,155
Restructuring costs (d)	2,942	—	—	—	—
Impairment of goodwill (e)	3,177	—	—	—	—
Gain on sale of assets	—	—	—	—	(10,328)
Gain on sale of storage facility	—	—	(6,768)	—	—
Income before interest expense and provision for income taxes (f)	69,779	79,850	89,549	93,842	84,406
Interest expense, net	40,832	33,629	35,325	39,596	42,534
Provision for income taxes	3	202	703	375	234
Income from continuing operations (f)	28,944	46,019	53,521	53,871	41,638
Discontinued operations:
Gain on sale of customer service centers (g)	26,332	2,483	—	—	—
(Loss) income from discontinued customer service centers	(972)	167	3	(361)	(3,106)
Net income (f)	54,304	48,669	53,524	53,510	38,532
Income from continuing operations per Common Unit – basic	0.96	1.77	2.12	2.15	1.83
Net income per Common Unit – basic (h)	1.79	1.87	2.12	2.14	1.70
Net income per Common Unit – diluted (h)	1.78	1.86	2.12	2.14	1.70
Cash distributions declared per unit	$2.41	$2.33	$2.28	$2.20	$2.11

Balance Sheet Data (end of period)
Cash and cash equivalents	$53,481	$15,765	$40,955	$36,494	$11,645
Current assets	252,894	98,912	116,789	124,339	122,160
Total assets	992,007	670,559	700,146	723,006	771,116
Current liabilities, excluding current portion of long-term borrowings	202,024	94,802	98,606	119,196	124,585
Total debt	515,915	383,826	472,769	473,177	524,095
Other long-term liabilities	105,950	107,853	109,485	71,684	60,607
Partners' capital – Common Unitholders	238,880	165,950	103,680	105,549	58,474
Partner's capital – General Partner	$852	$1,567	$1,924	$1,888	$1,866

Statement of Cash Flows Data
Cash provided by (used in)
Operating activities	$93,065	$57,300	$68,775	$101,838	$59,467
Investing activities	(196,557)	(4,859)	(6,851)	(17,907)	(99,067)
Financing activities	$141,208	$(77,631)	$(57,463)	$(59,082)	$42,853

Other Data
Depreciation and amortization (i)	$36,743	$27,520	$28,355	$36,496	$37,032
EBITDA (j)	131,882	110,020	117,907	129,977	118,332
Capital expenditures – maintenance and growth (k)	26,527	14,050	17,464	23,218	21,250
Acquisitions	$211,181	$—	$—	$—	$98,012
Retail gallons sold
Propane	537,330	491,451	455,988	524,728	523,975
Fuel oil and refined fuels	220,469	—	—	—	—

(a)	Our 2000 fiscal year contained 53 weeks. All other fiscal years contained 52 weeks.

(b)	Includes the results from our acquisition of substantially all of the assets and operations of Agway Energy from December 23, 2003, the date of acquisition.

(c)	Includes the results from our acquisition of certain subsidiaries of SCANA Corporation from November 8, 1999, the date of acquisition.

(d)	During fiscal 2004, we incurred $2.9 million in restructuring charges to integrate our assets, employees and operations with Agway Energy assets, employees and operations.

(e)	During fiscal 2004, we recorded a non-cash charge of $3.2 million related to impairment of goodwill for one of our reporting units acquired in fiscal 1999.

(f)	These amounts include, in addition to the gain on sale of assets and the gain on sale of storage facility, gains from the disposal of property, plant and equipment of $0.7 million for fiscal 2004, $0.6 million for fiscal 2003, $0.5 million for fiscal 2002, $3.8 million for fiscal 2001 and $1.0 million for fiscal 2000.

(g)	Gain on sale of customer service centers for fiscal 2004 of $26.3 million reflects the sale of 24 customer service centers for net cash proceeds of approximately $39.4 million. Gain on sale of customer service centers for fiscal 2003 of $2.5 million reflects the sale of nine customer service centers for net cash proceeds of approximately $7.2 million. The gains on sale have been accounted for within discontinued operations pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Prior period results of operations attributable to the customer service centers sold in fiscal 2004 have been reclassified to remove financial results from continuing operations. Prior period results of operations attributable to the customer service centers sold in fiscal 2003 were not significant and, as such, results prior to fiscal 2003 were not reclassified to remove financial results from continuing operations.

(h)	Basic net income per Common Unit is computed by dividing net income, after deducting our general partner's interest, by the weighted average number of outstanding Common Units. Diluted net income per Common Unit is computed by dividing net income, after deducting our general partner's interest, by the weighted average number of outstanding Common Units and time vested restricted units granted under our 2000 Restricted Unit Plan.

(i)	Depreciation and amortization expense for fiscal 2002 and subsequent fiscal years reflects our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") as of September 30, 2001 (the beginning of our 2002 fiscal year). SFAS 142 eliminated the requirement to amortize goodwill and certain intangible assets. Amortization expense for fiscal 2002 reflects approximately $7.4 million lower amortization expense compared to fiscal 2001 as a result of the elimination of amortization expense associated with goodwill.

(j)	EBITDA represents net income before deducting interest expense, income taxes, depreciation and amortization. Our management uses EBITDA as a measure of liquidity and we are including it because we believe that it provides our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. Moreover, our senior note agreements and our revolving credit agreement require us to use EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA is not a recognized term under generally accepted accounting principles ("GAAP") and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with GAAP. Because EBITDA as determined by us excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies. The following table sets forth (i) our calculation of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities (amounts in thousands):

	Fiscal 2004	Fiscal 2003	Fiscal 2002	Fiscal 2001	Fiscal 2000
Net income	$54,304	$48,669	$53,524	$53,510	$38,532
Add:
Provision for income taxes	3	202	703	375	234
Interest expense, net	40,832	33,629	35,325	39,596	42,534
Depreciation and amortization	36,743	27,520	28,355	36,496	37,032
EBITDA	131,882	110,020	117,907	129,977	118,332
Add (subtract):
Provision for income taxes	(3)	(202)	(703)	(375)	(234)
Interest expense, net	(40,832)	(33,629)	(35,325)	(39,596)	(42,534)
Gain on disposal of property, plant and equipment, net	(715)	(636)	(546)	(3,843)	(11,313)
Gain on sale of customer service centers	(26,332)	(2,483)	—	—	—
Gain on sale of storage facility	—	—	(6,768)	—	—
Changes in working capital and other assets and liabilities	29,065	(15,770)	(5,790)	15,675	(4,784)
Net cash provided by (used in)
Operating activities	$93,065	$57,300	$68,775	$101,838	$59,467
Investing activities	$(196,557)	$(4,859)	$(6,851)	$(17,907)	$(99,067)
Financing activities	$141,208	$(77,631)	$(57,463)	$(59,082)	$42,853

(k)	Our capital expenditures fall generally into two categories: (i) maintenance expenditures, which include expenditures for repair and replacement of property, plant and equipment; and (ii) growth capital expenditures which include new propane tanks and other equipment to facilitate expansion of our customer base and operating capacity.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains Forward-Looking Statements as defined in the Private Securities Litigation Reform Act of 1995 relating to our future business expectations and predictions and financial condition and results of operations. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans" or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Cautionary Statements. The risks and uncertainties and their impact on our operations include, but are not limited to, the following risks:

•	The impact of weather conditions on the demand for propane, fuel oil and other refined fuels, natural gas and electricity;

•	Fluctuations in the unit cost of propane, fuel oil and other refined fuels and natural gas;

•	Our ability to compete with other suppliers of propane, fuel oil and other energy sources;

•	The impact on propane, fuel oil and other refined fuel prices and supply from the political, military and economic instability of the oil producing nations, global terrorism and other general economic conditions;

•	Our ability to realize fully, or within the expected time frame, the expected cost savings and synergies from the acquisition of Agway Energy;

•	Our ability to acquire and maintain reliable transportation for our propane, fuel oil and other refined fuels;

•	Our ability to retain customers;

•	The impact of energy efficiency and technology advances on the demand for propane and fuel oil;

•	The ability of management to continue to control expenses;

•	The impact of changes in applicable statutes and government regulations, or their interpretations, including those relating to the environment and global warming and other regulatory developments on our business;

•	The impact of legal proceedings on our business;

•	Our ability to implement our expansion strategy into new business lines and sectors; and

•	Our ability to integrate acquired businesses successfully.

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

The following are factors that regularly affect our operating results and financial condition:

Product Costs

The level of profitability in the retail propane and fuel oil businesses is largely dependent on the difference between retail sales price and product cost. The unit cost of propane and fuel oil is subject to volatile changes as a result of product supply or other market conditions, including, but not limited to, economic and political factors impacting crude oil and natural gas supply or pricing. Propane and fuel oil unit cost changes can occur rapidly over a short period of time and can impact profitability. There is no assurance that we will be able to pass on product cost increases fully or immediately, particularly when product costs increase rapidly. Therefore, average retail sales prices can vary significantly from year to year as product costs fluctuate with propane, fuel oil, crude oil and natural gas commodity market conditions.

Seasonality

The retail propane and fuel oil distribution businesses, as well as the natural gas marketing business, are seasonal because of propane and fuel oil's primary use for heating in residential and commercial buildings. Historically, approximately two-thirds of our retail propane volume is sold during the six-month peak heating season from October through March. The fuel oil business (which we recently acquired through the Agway Acquisition) tends to experience greater seasonality given its more limited use for space heating and we expect that approximately three-fourths of our fuel oil volumes will be sold between October and March. Consequently, sales and operating profits are concentrated in our first and second fiscal quarters. Cash flows from operations, therefore, are greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season. We expect lower operating profits and either net losses or lower net income during the period from April through September (our third and fourth fiscal quarters). To the extent necessary, we will reserve cash from the second and third quarters for distribution to Unitholders in the first and fourth fiscal quarters.

Weather

Weather conditions have a significant impact on the demand for our products, in particular propane, fuel oil and natural gas, for both heating and agricultural purposes. Many of our customers rely heavily on propane or fuel oil as a heating source. Accordingly, the volume sold is directly affected by the severity of the winter weather in our service areas, which can vary substantially from year to year. In any given area, sustained warmer than normal temperatures will tend to result in reduced propane and fuel oil use, while sustained colder than normal temperatures will tend to result in greater use.

Risk Management

Propane product supply contracts are generally one-year agreements subject to annual renewal and generally permit suppliers to charge posted market prices (plus transportation costs) at the time of delivery or the current prices established at major delivery points. Since rapid increases in the cost of propane or fuel oil may not be immediately passed on to retail customers, such increases could reduce profitability. During fiscal 2004, approximately 60% of our fuel oil volumes were made to individual customers under agreements pre-establishing a fixed or maximum price per gallon over a twelve-month period. The fixed or maximum price at which fuel oil is sold to these price plan customers is generally renegotiated based on current market conditions prior to the start of the heating season.

We engage in risk management activities to reduce the effect of price volatility on our product costs and to help ensure the availability of product during periods of short supply. We are currently a party to propane futures contracts traded on the NYMEX and enter into forward and option agreements with third parties to purchase and sell propane at fixed prices in the future. Additionally, we enter into derivative instruments in the form of futures and options traded on the NYMEX covering a substantial majority of the fuel oil we expect to sell to customers under fixed or maximum price protection plans in an effort to protect margins under these programs. Risk management activities are monitored by an internal Commodity Risk Management Committee, made up of five members of management, through enforcement of our Hedging and Risk Management Policy and reported to our Audit Committee. Risk management transactions may not always result in increased product margins. See additional discussion in Item 7A of this Annual Report.

Critical Accounting Policies and Estimates

Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring management to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We are also subject to risks and uncertainties that may cause actual results to differ from estimated results. Estimates are used when accounting for depreciation and amortization of long-lived assets, employee benefit plans, self-insurance and legal reserves, environmental reserves, allowances for doubtful accounts, asset valuation assessments and valuation of derivative instruments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known to us.

Our significant accounting policies are summarized in Note 2, "Summary of Significant Accounting Policies," included within the Notes to Consolidated Financial Statements section elsewhere in this Annual Report. We believe that the following are our critical accounting policies:

Revenue Recognition. We recognize revenue from the sale of propane, fuel oil and other refined fuels at the time product is delivered to the customer. Revenue from the sale of appliances and equipment is recognized at the time of sale or when installation is complete, as applicable. Revenue from repairs, maintenance and other service activities is recognized upon completion of the service. Revenue from HVAC service contracts is recognized ratably over the service period. Revenue from our natural gas and electricity business is recognized based on customer usage as determined by meter readings.

Allowances for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate our allowances for doubtful accounts using a specific reserve for known or anticipated uncollectible accounts, as well as an estimated reserve for potential future uncollectible accounts taking into consideration our historical write-offs. If the financial condition of one or more of our customers were to deteriorate resulting in an impairment in their ability to make payments, additional allowances could be required.

Pension and Other Postretirement Benefits. We estimate the rate of return on plan assets, the discount rate to estimate the present value of future benefit obligations and the cost of future health care benefits in determining our annual pension and other postretirement benefit costs. In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in market conditions may materially affect our pension and other postretirement obligations and our future expense. See "Pension Plan Assets and Obligations" below for additional disclosure regarding pension benefits.

Self-Insurance Reserves. Our accrued insurance reserves represent the estimated costs of known and anticipated or unasserted claims under our general and product, workers' compensation and automobile insurance policies. Accrued insurance provisions for unasserted claims arising from unreported incidents are based on an analysis of historical claims data. For each claim, we record a self-insurance provision up to the estimated amount of the probable claim utilizing actuarially determined loss development factors applied to actual claims data. We maintain insurance coverage wherein our net exposure for insured claims is limited to the insurance deductible, claims above which are paid by our insurance carriers. For the portion of our estimated self-insurance liability that exceeds our deductibles, we record an asset related to the amount of the liability to be covered by insurance.

Environmental Reserves. We establish reserves for environmental exposures when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based upon our best estimate of costs associated with environmental remediation and ongoing monitoring activities. Accrued environmental reserves are exclusive of claims against third parties, and an asset is established where contribution or reimbursement from such third parties has been agreed and we are reasonably assured of receiving such contribution or reimbursement. Environmental reserves are not discounted.

Goodwill Impairment Assessment. We assess the carrying value of goodwill at a reporting unit level, at least annually, based on an estimate of the fair value of the respective reporting unit. Fair value of the reporting unit is estimated using discounted cash flow analyses taking into consideration estimated cash flows in a ten-year projection period and a terminal value calculation at the end of the projection period.

Derivative Instruments and Hedging Activities. See Item 7A of this Annual Report for information about accounting for derivative instruments and hedging activities.

Executive Summary of Results of Operations and Financial Condition

Fiscal 2004 marked the beginning of our transformation from a marketer of a single fuel into one that provides multiple energy solutions to over a million customers nationwide. Highlighted by the Agway Acquisition at the end of the first fiscal quarter, we reported record operating results for fiscal 2004. The Agway Acquisition, which closed on December 23, 2003, expanded our propane operations and diversified our product and service offerings in the northeast energy market with the addition of fuel oil and other refined products distribution, natural gas and electricity marketing, as well as expansion of our HVAC sales and service activities. The total cost of the Agway Acquisition was approximately $211.2 million, consisting of the $205.0 million purchase price (net of a $1.0 million favorable purchase price adjustment for working capital), plus $2.7 million related to non-compete agreements with certain members of management of Agway Energy and $3.5 million in fees and expenses associated with the Agway Acquisition. We financed the Agway Acquisition through a combination of $87.6 million in net proceeds from the issuance of 2,990,000 Common Units and a portion of the net proceeds from the issuance of $175.0 million in 6.875% senior notes, both during December 2003.

Beginning in the second quarter of fiscal 2004, we took steps to restructure and otherwise integrate the back office functions and certain field management functions of Agway Energy. In addition, in March 2004 we turned our attention to integrating field operations, migrating the systems environment and capitalizing on anticipated synergies in our combined field operations. We identified opportunities to combine operating facilities in over 35 markets in the northeast and by the end of fiscal 2004 had completed a significant portion of the activities to co-locate our employees into one facility, communicate changes to our customer base and merge storage locations. As a result, our operating results for fiscal 2004 reflect restructuring and asset impairment charges, as well as anticipated incremental operating expenses associated with these integration activities and, therefore, our fiscal 2004 operating results do not reflect the full impact of the anticipated benefits from the Agway Acquisition.

The Agway Energy operations were consolidated from the date of the Agway Acquisition (December 23, 2003) and, therefore, did not have a significant impact on our operating results for the first quarter of fiscal 2004 (the first three months of the peak heating season). For fiscal 2004, we reported net income of $54.3 million, or $1.79 per Common Unit, an increase of $5.6 million (11.5%) compared to net income of $48.7 million, or $1.87 per Common Unit, in fiscal 2003. We reported a record level of earnings before interest, taxes, depreciation and amortization ("EBITDA") of $131.9 million for fiscal 2004, an increase of $21.9 million, or 19.9%, compared to $110.0 million in fiscal 2003.

EBITDA and net income for fiscal 2004 were favorably impacted by the net result of certain significant items, mainly relating to: (i) a $26.3 million gain from the sale of 24 customer service centers, considered to be non-strategic, located primarily in the northern and southern central regions of the United States, compared to a $2.5 million gain from the sale of nine customer service centers during fiscal

2003; (ii) a non-cash charge of $6.3 million included within cost of products sold relating to the settlement of futures contracts which were marked-to-market under purchase accounting for the Agway Acquisition; (iii) a non-cash pension charge of $5.3 million related to accelerated recognition of actuarial losses as a result of the level of lump sum benefit payments in fiscal 2004 compared to prior years; (iv) a non-cash charge of $3.2 million attributable to the impairment of goodwill related to a small business acquired in 1999; (v) a $2.9 million restructuring charge related to our efforts to integrate certain management and back office functions of Agway Energy; and, (vi) a non-cash charge of $1.0 million included within depreciation expense attributable to the write-down of assets to be disposed of as a result of the blending of field operations in the northeast. These significant items had a net positive impact of $6.1 million and $5.1 million on the year-over-year comparison of EBITDA and net income, respectively, for fiscal 2004.

Despite warmer than normal nationwide average temperatures during fiscal 2004, retail propane gallons sold increased 45.8 million gallons, or 9.3%, to 537.3 million gallons, compared to 491.5 million gallons in the prior year, as a result of the addition of the Agway Energy operations. Nationwide average temperatures, as reported by the National Oceanic and Atmospheric Administration ("NOAA"), averaged 7% warmer than normal in fiscal 2004, compared to 1% colder than normal in fiscal 2003, or 8% warmer temperatures year-over-year. Sales of fuel oil and other refined fuels from the Agway Energy operations amounted to 220.5 million gallons during fiscal 2004.

With the increased earnings, primarily associated with the addition of the Agway Energy operations, cash flow provided by operating activities for fiscal 2004 increased $35.8 million (62.5%) to $93.1 million, compared to $57.3 million in the prior year. In addition, during the fourth quarter of fiscal 2004, we took further steps to continue to strengthen our financial position. On July 1, 2004, we elected to repay the third annual principal payment of $42.5 million due under our 7.54% senior notes using cash on hand. We also made a voluntary contribution of $15.1 million to improve the funded status of our defined benefit pension plan. This is the second such voluntary contribution in the past two years, as we made a $10.0 million voluntary contribution during the fourth quarter of fiscal 2003. With our strong operating cash flow and despite our use of cash for debt reduction and the voluntary contribution to our pension plan, we ended fiscal 2004 with approximately $53.5 million in cash and cash equivalents and had no amounts outstanding under our Revolving Credit Agreement.

As we look ahead to fiscal 2005, our operating results will reflect a full year of operations from Agway Energy, and we expect to benefit from additional operational efficiencies expected as a result of our integration efforts. However, we expect that our operating results and capital expenditures for fiscal 2005 will continue to reflect increased spending for facility and systems integration efforts to assimilate the combined operations. Our anticipated cash requirements for fiscal 2005 include: (i) maintenance and growth capital expenditures of approximately $34.0 million; (ii) approximately $41.0 million of interest payments; (iii) a principal payment of $42.5 million due on June 30, 2005 under our 1996 Senior Note Agreement; and, (iv) assuming distributions remain at the current level, approximately $76.6 million of distributions to Common Unitholders and the General Partner. The projected level of capital expenditures for fiscal 2005 is approximately $10.0 million higher than our expected annual level of capital spending in subsequent years, primarily as a result of anticipated spending on facility and systems integration. Based on our current estimate of our cash position, availability under the Revolving Credit Agreement (unused borrowing capacity under the working capital facility of $75.0 million at November 29, 2004) and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Results of Operations

Fiscal Year 2004 Compared to Fiscal Year 2003

Revenues

(Dollars in thousands)
	Fiscal 2004	Fiscal 2003	Increase	Percent Increase
Revenues
Propane	$856,109	$680,840	$175,269	25.7%
Fuel oil and refined fuels	281,682	—	281,682	100%
Natural gas and electricity	68,452	—	68,452	100%
HVAC	92,072	46,938	45,134	96.2%
All other	8,939	7,297	1,642	22.5%
Total revenues	$1,307,254	$735,075	$572,179	77.8%

Total revenues increased $572.2 million, or 77.8%, to $1,307.3 million for the fiscal year ended September 25, 2004 compared to $735.1 million for the fiscal year ended September 27, 2003 driven primarily by the Agway Acquisition. Revenues in our propane segment of $856.1 million for the fiscal year ended September 25, 2004 increased $175.3 million, or 25.7%, compared to $680.8 million in the prior year. This increase is the result of higher retail and wholesale propane sales volumes, coupled with an increase in average selling prices in line with higher commodity prices for propane. Despite nationwide average temperatures, as reported by NOAA, that were 7% warmer than normal and 8% warmer than the prior year, retail propane gallons sold increased 45.8 million gallons, or 9.3%, to 537.3 million gallons for the fiscal year ended September 25, 2004. The increase is primarily attributable to the addition of Agway Energy volumes from December 23, 2003, partially offset by the effect of the warmer temperatures. Average selling prices increased approximately 12.5% as a result of sustained higher commodity prices for propane. The average posted price of propane during fiscal 2004 increased approximately 23% compared to the average posted prices in the prior year. Additionally, included within the propane segment are revenues from wholesale and risk management activities of $43.0 million for the fiscal year ended September 25, 2004 which increased $26.4 million, compared to the prior year.

Revenue contribution from our fuel oil and other refined fuels and our natural gas and electricity segments amounted to $281.7 million and $68.5 million, respectively, for the fiscal year ended September 25, 2004 from the addition of Agway Energy since December 23, 2003. Total fuel oil and other refined fuel gallons sold in fiscal 2004 amounted to 220.5 million gallons. Revenues from our HVAC service and installation activities, as well as from sales of HVAC equipment and related parts, of $92.1 million for the fiscal year ended September 25, 2004 increased $45.1 million compared to the prior year, primarily due to the addition of Agway Energy.

Cost of Products Sold

(Dollars in thousands)
	Fiscal 2004	Fiscal 2003	Increase	Percent Increase
Cost of products sold
Propane	$453,869	$332,132	$121,737	36.7%
Fuel oil and refined fuels	223,362	—	223,362	100%
Natural gas and electricity	59,950	—	59,950	100%
HVAC	36,267	22,035	14,232	64.6%
All other	5,581	4,415	1,166	26.4%
Total cost of products sold	$779,029	$358,582	$420,447	117.3%
As a percent of total revenues	59.6%	48.8%

The cost of products sold reported in the consolidated statements of operations represents the weighted average unit cost of propane and fuel oil sold, as well as the cost of natural gas and electricity, including transportation costs to deliver product from our supply points to storage or to our customer service centers. Cost of products sold also includes the cost of appliances and related parts sold or installed by our customer service centers computed on a basis that approximates the average cost of the products. Cost of products sold is reported exclusive of any depreciation and amortization; these amounts are reported separately within the consolidated statements of operations.

Cost of products sold increased $420.4 million to $779.0 million for the fiscal year ended September 25, 2004 compared to $358.6 million in the prior year. The increase results primarily from the increase in retail propane volumes sold, as well as the addition of fuel oil and other refined fuel sales volumes, which had a combined impact of $246.2 million on the year-over-year comparison of cost of products sold. Higher commodity prices for propane during fiscal 2004 also increased cost of products sold by $65.9 million compared to the prior year. Increased wholesale and risk management activities, noted above, increased cost of products sold by $26.7 million compared to the prior year.

Cost of products sold for fiscal year ended September 25, 2004 also included a $6.3 million non-cash charge associated with the settlement of futures contracts that were acquired in the Agway Acquisition. As the underlying futures and option contracts were settled, the derivative assets were charged to cost of products sold as an offset to the realized gains from contract settlement. The impact on cost of products sold represents a non-cash charge resulting from the application of purchase accounting on derivative instruments acquired. In addition, the increase in revenues attributable to our natural gas and electricity and HVAC business segments had a $60.0 million and $14.2 million impact, respectively, on cost of products sold in the fiscal year ended September 25, 2004 compared to the prior year.

For the fiscal year ended September 25, 2004, cost of products sold represented 59.6% of revenues compared to 48.8% in the prior year. This increase results primarily from the different mix of products sold during fiscal 2004 as a result of the additional product offerings from the Agway Energy operations. Generally, the prices for fuel oil and other refined fuels as a percentage of product revenues tend to be between 20% and 30% higher than propane costs are as a percentage of propane revenues.

Operating Expenses

(Dollars in thousands)
	Fiscal 2004	Fiscal 2003	Increase	Percent Increase
Operating expenses	$361,696	$232,462	$129,234	55.6%
As a percent of total revenues	27.7%	31.6%

All costs of operating our retail distribution and appliance sales and service operations are reported within operating expenses in the consolidated statements of operations. These operating expenses include the compensation and benefits of field and direct operating support personnel, costs of operating and maintaining our vehicle fleet, overhead and other costs of our purchasing, training and safety departments and other direct and indirect costs of our customer service centers. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings within operating expenses.

Operating expenses of $361.7 million for the fiscal year ended September 25, 2004 increased $129.2 million, or 55.6%, compared to $232.5 million in the prior year. Operating expenses for fiscal 2004 include a $4.5 million unrealized (non-cash) loss representing the net change in fair values of derivative instruments during the period, compared to a $1.5 million unrealized loss in the prior year (see Item 7A in this Annual Report for information on our policies regarding the accounting for derivative instruments). In addition to the non-cash impact of changes in the fair value of derivative instruments, the most significant impact on operating expenses was the impact on employee, vehicle and facility costs from the addition of the Agway Energy operations. Additionally, fiscal 2004 operating expenses include a $5.3 million non-cash pension charge in order to accelerate the recognition of a portion of unrecognized actuarial losses in our defined benefit pension plan. The accelerated recognition of these losses was recorded in accordance with SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS 88") as a result of an increase in the level of lump sum benefit payments made to retirees or terminated individuals during fiscal 2004 compared to prior years.

Operating expenses in fiscal 2004 increased primarily in the following areas: (i) employee compensation and benefit costs increased $51.6 million related to an increase in field personnel and increased earnings; (ii) costs to operate our fleet increased $9.2 million; (iii) operating costs at our customer service centers increased $42.0 million as a result of the addition of the Agway Energy operations; (iv) pension costs increased $7.4 million primarily as a result of the $5.3 million non-cash charge described above; (iv) insurance costs increased $13.2 million; and, (v) medical costs increased $2.9 million.

General and Administrative Expenses

(Dollars in thousands)
	Fiscal 2004	Fiscal 2003	Increase	Percent Increase
General and administrative expenses	$53,888	$36,661	$17,227	47.0%
As a percent of total revenues	4.1%	5.0%

All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.

General and administrative expenses of $53.9 million for the fiscal year ended September 25, 2004 were $17.2 million, or 47.0%, higher compared to $36.7 million in fiscal 2003. The increase was primarily attributable to the impact of $10.4 million higher employee compensation and benefit costs as a result of higher earnings and increased overall headcount, as well as $4.2 million related to transition services fees paid to Agway, Inc. for back office support provided subsequent to the Agway Acquisition. In addition, we incurred anticipated increases in marketing, professional services and travel expenses during fiscal 2004 associated with our efforts to acquire Agway Energy during the first quarter and in connection with our integration efforts during the remainder of fiscal 2004.

Restructuring Costs and Impairment of Goodwill.    During fiscal 2004, we recorded a $2.9 million restructuring charge for severance and other exit costs associated with vacating duplicative facilities and contract terminations in connection with the integration of Agway Energy operations and management. While the majority of restructuring and integration activities were completed by the end of fiscal 2004, there may be additional charges in fiscal 2005 as we continue to finalize our operating footprint in the northeast. Additionally, during the third quarter of fiscal 2004, as a result of continued losses in one of our reporting units acquired in fiscal 1999, we recorded a non-cash charge of $3.2 million related to goodwill impairment.

Depreciation and Amortization

(Dollars in thousands)
	Fiscal 2004	Fiscal 2003	Increase	Percent Increase
Depreciation and amortization	$36,743	$27,520	$9,223	33.5%
As a percent of total revenues	2.8%	3.7%

Depreciation and amortization expense increased 33.5% to $36.7 million for the fiscal year ended September 25, 2004 compared to $27.5 million for the prior year, primarily as a result of the additional depreciation and amortization associated with the acquired tangible and intangible assets from the Agway Acquisition. In addition, depreciation expense for fiscal 2004 included a $1.0 million non-cash charge related to assets abandoned as a result of our facility integration efforts in the northeast.

Interest Expense

(Dollars in thousands)
	Fiscal 2004	Fiscal 2003	Increase	Percent Increase
Interest expense, net	$40,832	$33,629	$7,203	21.4%
As a percent of total revenues	3.1%	4.6%

Net interest expense increased $7.2 million, or 21.4%, to $40.8 million for the fiscal year ended September 25, 2004, compared to $33.6 million in the prior year. The increase results primarily from the net impact of the addition of $175.0 million of 6.875% senior notes associated with financing for the Agway Acquisition, offset by a reduction in amounts outstanding under our 7.54% senior notes due to repayment of the second annual principal payment of $42.5 million during the fourth quarter of fiscal 2003 and of the third annual principal payment of $42.5 million during the fourth quarter of fiscal 2004, in both cases using cash on hand. In addition, we incurred a one-time fee of $1.9 million related to financing commitments for the Agway Acquisition during the first quarter of fiscal 2004 which is included within fiscal 2004 interest expense.

Discontinued Operations. As part of our overall business strategy, we continually monitor and evaluate our existing operations to identify opportunities to optimize return on assets employed by selectively consolidating or divesting operations in slower growing or non-strategic markets. In line with that strategy, during fiscal 2004, we sold 24 customer service centers for net cash proceeds of $39.4 million. We recorded a gain on sale of $26.3 million during fiscal 2004. During fiscal 2003, we sold nine customer service centers for net cash proceeds of $7.2 million and recorded a gain on sale of $2.5 million. Gains on sale have been accounted for within discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

Net Income and EBITDA. Net income of $54.3 million for the fiscal year ended September 25, 2004 increased $5.6 million, or 11.5%, compared to $48.7 million in the prior year. We reported record EBITDA of $131.9 million for the fiscal year ended September 25, 2004, compared to $110.0 million for the prior year, an increase of $21.9 million, or 19.9%. Net income and EBITDA for fiscal 2004 were favorably impacted by the net result of certain significant items, mainly relating to: (i) the $26.3 million gain from the sale of 24 customer service centers considered to be non-strategic, primarily located in the northern and southern central regions of the United States, compared to a $2.5 million gain from the sale of nine customer service centers during fiscal 2003; (ii) the non-cash charge of $6.3 million included within cost of products sold relating to the settlement of futures contracts which were marked-to-market under purchase accounting for the Agway Acquisition; (iii) the non-cash pension charge of $5.3 million related to accelerated recognition of actuarial losses as a result of the level of lump sum benefit payments in fiscal 2004; (iv) the non-cash charge of $3.2 million attributable to the impairment of goodwill related to a small business acquired in 1999; (v) the $2.9 million restructuring charge related to our efforts to integrate certain management and back office functions of Agway Energy; and, (vi) the non-cash charge of $1.0 million included within depreciation expense attributable to the write-down of assets to be disposed of as a result of the blending of field operations in the northeast. These significant items had a net positive impact of $6.1 million and $5.1 million on the year-over-year comparison of EBITDA and net income, respectively, for the fiscal year ended September 25, 2004.

EBITDA represents net income before deducting interest expense, income taxes, depreciation and amortization. Our management uses EBITDA as a measure of liquidity and we are including it because we believe that it provides our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. Moreover, our senior note agreements and our Revolving Credit Agreement require us to use EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA is not a recognized term under GAAP and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with GAAP. Because EBITDA as determined by us excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies. The following table sets forth (i) our calculation of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities:

(Dollars in thousands)	Year Ended
	September 25, 2004	September 27, 2003
Net income	$54,304	$48,669
Add:
Provision for income taxes	3	202
Interest expense, net	40,832	33,629
Depreciation and amortization	36,743	27,520
EBITDA	131,882	110,020
Add (subtract):
Provision for income taxes	(3)	(202)
Interest expense, net	(40,832)	(33,629)
Gain on disposal of property, plant and equipment, net	(715)	(636)
Gain on sale of customer service centers	(26,332)	(2,483)
Changes in working capital and other assets and liabilities	29,065	(15,770)
Net cash provided by (used in)
Operating activities	$93,065	$57,300
Investing activities	$(196,557)	$(4,859)
Financing activities	$141,208	$(77,631)

Fiscal Year 2003 Compared to Fiscal Year 2002

Revenues

(Dollars in thousands)
	Fiscal 2003	Fiscal 2002	Increase (Decrease)	Percent Increase (Decrease)
Revenues
Propane	$680,840	$578,439	$102,401	17.7%
HVAC	46,938	47,926	(988)	(2.1%)
All other	7,297	8,757	(1,460)	(16.7%)
Total revenues	$735,075	$635,122	$99,953	15.7%

Total revenues increased 15.7%, or $100.0 million, to $735.1 million in fiscal 2003 compared to $635.1 million in fiscal 2002. Revenues from retail propane activities increased $130.0 million, or 24.3%, to $664.2 million in fiscal 2003 compared to $534.2 million in the prior year. This increase was the result of an increase in average propane selling prices, coupled with an increase in retail gallons sold. Propane selling prices averaged 15.9% higher in fiscal 2003 compared to the prior year as a result of steadily increasing costs of propane throughout the first half of fiscal 2003 which remained higher during the second half of the year. Retail gallons sold increased 35.5 million gallons, or 7.8%, to 491.5 million gallons in fiscal 2003 compared to 456.0 million gallons in fiscal 2002 due primarily to colder average temperatures experienced in parts of our service area, particularly during the six month peak heating season from October 2002 through March 2003.

Temperatures nationwide, as reported by NOAA, averaged 1% colder than normal in fiscal 2003 compared to 13% warmer than normal temperatures in the prior year, or 14% colder conditions year-over-year. The coldest weather conditions, however, were experienced in the eastern and central regions of the United States. In the west, average temperatures were 10% warmer than normal during fiscal 2003, compared to 7% warmer than normal during the prior year. In addition, our volumes continued to be affected by the impact of a continued economic recession on customer buying habits.

Revenues from wholesale and risk management activities reported within the propane segment of $16.6 million in fiscal 2003 decreased $19.5 million, or 54.0%, compared to revenues of $36.1 million in the prior year primarily as a result of lower volumes sold in the wholesale market. Revenue from HVAC sales and service activities and other revenue sources of $54.2 million in fiscal 2003 decreased $2.4 million, or 4.3%, compared to the prior year. The decrease was primarily attributable to lower revenues from service and installations.

Cost of Products Sold

(Dollars in thousands)
	Fiscal 2003	Fiscal 2002	Increase (Decrease)	Percent Increase (Decrease)
Cost of products sold
Propane	$332,132	$247,183	$84,949	34.4%
HVAC	22,035	24,121	(2,086)	(8.6%)
All other	4,415	5,270	(855)	(16.2%)
Total cost of products sold	$358,582	$276,574	$82,008	29.7%
As a percent of total revenues	48.8%	43.5%

Cost of products sold increased $82.0 million, or 29.7%, to $358.6 million in fiscal 2003 compared to $276.6 million in the prior year. Of the increase, $93.0 million reflects the increase in the commodity price of propane (which resulted in a 39.4% increase in the average unit cost of propane in fiscal 2003 compared to the prior year), and $17.0 million reflects the increase in retail volumes sold; offset by a $21.2 million decrease from the decline in wholesale and risk management activities. In fiscal 2003, cost of products sold represented 48.8% of revenues compared to 43.5% in the prior year. The increase in the cost of products sold as a percentage of revenues relates primarily to steadily increasing costs of propane during the first half of fiscal 2003 which remained higher during the second half of fiscal 2003 compared to steadily declining product costs in the prior year.

Operating Expenses

(Dollars in thousands)
	Fiscal 2003	Fiscal 2002	Increase	Percent Increase
Operating expenses	$232,462	$216,641	$15,821	7.3%
As a percent of total revenues	31.6%	34.1%

Operating expenses increased 7.3%, or $15.8 million, to $232.5 million in fiscal 2003 compared to $216.6 million in fiscal 2002. Operating expenses in fiscal 2003 include a $1.5 million unrealized (non-cash) loss representing the net change in fair values of derivative instruments, compared to a $5.4 million unrealized (non-cash) gain in the prior year (see Item 7A in this Annual Report for information on our policies regarding the accounting for derivative instruments). In addition to the $6.9 million non-cash impact of changes in the fair value of derivative instruments year-over-year, operating expenses increased $8.9 million primarily resulting from: (i) $2.3 million increased pension costs; (ii) $2.2 million higher insurance costs; (iii) $1.8 million higher costs to operate our fleet primarily from increased fuel costs; and, (iv) $0.3 million higher employee compensation and benefits to support the increased sales volume. In addition, we experienced $2.1 million higher bad debt expense as a result of the significant increase in the commodity price of propane resulting in higher prices to our customers, higher sales volumes and general economic conditions.

General and Administrative Expenses

(Dollars in thousands)
	Fiscal 2003	Fiscal 2002	Increase	Percent Increase
General and administrative expenses	$36,661	$30,771	$5,890	19.1%
As a percent of total revenues	5.0%	4.8%

General and administrative expenses of $36.7 million for fiscal 2003 were $5.9 million, or 19.1%, higher than fiscal 2002 expenses of $30.8 million. The increase was primarily attributable to the impact of $2.8 million higher employee compensation and benefit related costs, as well as $1.2 million higher fees for professional services in fiscal 2003.

Depreciation and Amortization

(Dollars in thousands)
	Fiscal 2003	Fiscal 2002	(Decrease)	Percent (Decrease)
Depreciation and amortization	$27,520	$28,355	$(835)	(2.9%)
As a percent of total revenues	3.7%	4.5%

Depreciation and amortization expense decreased $0.8 million, or 2.9%, to $27.5 million in fiscal 2003, compared to $28.4 in fiscal 2002.

Gain on Sale of Storage Facility.    On January 31, 2002 (the second quarter of fiscal 2002), we sold our 170 million gallon propane storage facility in Hattiesburg, Mississippi, which was considered a non-strategic asset, for net cash proceeds of $8.0 million, resulting in a gain on sale of approximately $6.8 million.

Interest Expense

(Dollars in thousands)
	Fiscal 2003	Fiscal 2002	(Decrease)	Percent (Decrease)
Interest expense, net	$33,629	$35,325	$(1,696)	(4.8%)
As a percent of total revenues	4.6%	5.6%

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

Discontinued Operations.    As part of our overall business strategy, we continually monitor and evaluate our existing operations to identify opportunities that will allow us to optimize our return on assets employed by selectively consolidating or divesting operations in slower growing or non-strategic markets. In line with that strategy, we sold nine customer service centers during fiscal 2003 for net cash proceeds of $7.2 million. We recorded a gain on sale of $2.5 million, which has been accounted for within discontinued operations pursuant to SFAS 144.

Net Income and EBITDA.    Net income decreased $4.8 million, or 9.0%, to $48.7 million in fiscal 2003 compared to $53.5 million in the prior year. EBITDA amounted to $110.0 million for fiscal 2003 compared to $117.9 million for the prior year, a decline of $7.9 million, or 6.7%. The decline in net income and in EBITDA over the prior year reflects the impact of 7.8% higher retail volumes sold, offset by the $6.9 million unfavorable impact of mark-to-market activity on derivative instruments year-over-year included within operating expenses, the $6.8 million gain on sale of our Hattiesburg, Mississippi storage facility impacting fiscal 2002 results and the higher combined operating and general and administrative expenses (described above) in support of higher business activity. Additionally, the $2.5 million gain reported from the sale of nine customer service centers during fiscal 2003, reported within discontinued operations, had a favorable impact on fiscal 2003 EBITDA.

EBITDA represents net income before deducting interest expense, income taxes, depreciation and amortization. Our management uses EBITDA as a measure of liquidity and we are including it because we believe that it provides our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. Moreover, our senior note agreements and our Revolving Credit Agreement require us to use EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA is not a recognized term under GAAP and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with GAAP. Because EBITDA as determined by us excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies. The following table sets forth (i) our calculation of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities:

(Dollars in thousands)	Year Ended
	September 27, 2003	September 28, 2002
Net income	$48,669	$53,524
Add:
Provision for income taxes	202	703
Interest expense, net	33,629	35,325
Depreciation and amortization	27,520	28,355
EBITDA	110,020	117,907
Add (subtract):
Provision for income taxes	(202)	(703)
Interest expense, net	(33,629)	(35,325)
Gain on disposal of property, plant and equipment, net	(636)	(546)
Gain on sale of customer service centers	(2,483)	—
Gain on sale of storage facility	—	(6,768)
Changes in working capital and other assets and liabilities	(15,770)	(5,790)
Net cash provided by (used in)
Operating activities	$57,300	$68,775
Investing activities	$(4,859)	$(6,851)
Financing activities	$(77,631)	$(57,463)

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities.    Due to the seasonal nature of the propane and fuel oil businesses, cash flows from operating activities are greater during the winter and spring seasons, our second and third fiscal quarters, as customers pay for propane purchased during the heating season. Net cash provided by operating activities for the fiscal year ended September 25, 2004 amounted to $93.1 million, an increase of $35.8 million, or 62.5%, compared to $57.3 million in the prior year. The increase was attributable to the improvement in net income, as well as a decrease in net working capital investment compared to the prior year. Net working capital decreased primarily as a result of an increase in customer prepayments and deposits under our budget payment programs, particularly in our fuel oil and other refined fuels segment. Under these budget payment programs, customers pay equal monthly installments beginning in the June or July timeframe for the upcoming heating season based on each customer's historical usage patterns.

In fiscal 2003, net cash provided by operating activities decreased $11.5 million, or 16.7%, to $57.3 million, compared to $68.8 million in fiscal 2002. The decrease is primarily due to lower net income, including lower non-cash items (principally depreciation, amortization and gains on asset disposals), as well as the impact of increased investment in accounts receivable and inventories resulting from higher commodity prices and increased business activity during fiscal 2003 compared to fiscal 2002 due to generally colder average temperatures.

Investing Activities.    Net cash used in investing activities of $196.6 million for the fiscal year ended September 25, 2004 consists of the net impact of the $211.2 million total cost of the Agway Acquisition partially offset by net proceeds of $39.4 million from the sale of customer service centers during fiscal 2004 and net proceeds of $1.8 million from the sale of property, plant and equipment. Additionally, capital expenditures were $26.5 million (including $7.4 million for maintenance expenditures and $19.1 million to support the growth of operations) for fiscal 2004. Capital spending in fiscal 2004 increased $12.4 million, or 87.9%, compared to fiscal 2003 primarily as a result of our facility integration efforts in the northeast, as well as additional spending on information technology in connection with the integration of Agway Energy.

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

Financing Activities.    Net cash provided by financing activities for the fiscal year ended September 25, 2004 was $141.2 million as a result of: (i) net proceeds of $169.1 million from the issuance of $175.0 million aggregate principal amount of 6.875% senior notes due 2013, a portion of which was used to fund a portion of the Agway Acquisition; and, (ii) net proceeds of $87.6 million from a public offering of approximately 3.0 million Common Units (including full exercise of the underwriters' over-allotment option) during December 2003 to fund a portion of the Agway Acquisition; offset by: (i) the payment of a total of $72.5 million for our quarterly distributions of $0.5875 per Common Unit during each of the first two quarters of fiscal 2004, $0.60 per Common Unit during the third quarter of fiscal 2004 and $0.6125 per Common Unit during the fourth quarter of fiscal 2004; and, (ii) the repayment of the third annual principal installment of $42.5 million due under the 1996 Senior Note Agreement.

Net cash used in financing activities for fiscal 2003 was $77.6 million, reflecting: (i) the payment of $60.1 million for our quarterly distributions; (ii) the repayment of $46.0 million constituting all outstanding borrowings under our Revolving Credit Agreement; (iii) the repayment of the second annual principal payment of $42.5 million due under the 1996 Senior Note Agreement; and, (iv) the payment of $0.8 million in fees associated with the renewal and extension of our Revolving Credit Agreement in May 2003. The $88.9 million reduction in debt during fiscal 2003 was funded through a combination of cash provided by operations and the net proceeds of $72.2 million from a public offering of approximately 2.6 million Common Units (including full exercise of the underwriters' over-allotment option) during the third quarter of fiscal 2003. Net cash used in financing activities for fiscal 2002 was $57.5 million, primarily reflecting the payment of quarterly distributions.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

On December 23, 2003, we issued $175.0 million aggregate principal amount of senior notes with an annual interest rate of 6.875% pursuant to Rule 144A and Regulation S of the Securities Act of 1933. On

May 13, 2004, pursuant to a registration rights agreement, we exchanged these unregistered senior notes for $175.0 million aggregate principal amount of registered senior notes, which have substantially the same terms (the "2003 Senior Notes"). We used approximately $122.4 million from the issuance of the 6.875% senior notes to fund a portion of the cost of the Agway Acquisition and the remaining net proceeds were held for general partnership purposes, including working capital needs, capital expenditures and debt reduction. Our obligations under the 2003 Senior Notes are unsecured and will rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The 2003 Senior Notes are structurally subordinated to, which means they rank effectively behind, the senior notes and other liabilities of the Operating Partnership. The 2003 Senior Notes will mature on December 15, 2013, and require semi-annual interest payments that began on June 15, 2004. We are permitted to redeem some or all of the 2003 Senior Notes at any time on or after December 15, 2008, at redemption prices specified in the indenture governing the 2003 Senior Notes (the "2003 Senior Note Agreement"). The 2003 Senior Note Agreement contains certain restrictions applicable to us and certain of our subsidiaries with respect to (i) the incurrence of additional indebtedness; and, (ii) liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.

On March 5, 1996, pursuant to a Senior Note Agreement (the "1996 Senior Note Agreement"), our Operating Partnership issued $425.0 million of senior notes (the "1996 Senior Notes") with an annual interest rate of 7.54%. Our Operating Partnership's obligations under the 1996 Senior Note Agreement are unsecured and rank on an equal and ratable basis with its obligations under the 2002 Senior Note Agreement and the Revolving Credit Agreement discussed below. Under the terms of the 1996 Senior Note Agreement, our Operating Partnership became obligated to pay the principal on the 1996 Senior Notes in equal annual payments of $42.5 million starting July 1, 2002, with the last such payment due June 30, 2011. On July 1, 2002, we received net proceeds of $42.5 million from the issuance by our Operating Partnership of 7.37% Senior Notes due June 2012 (the "2002 Senior Notes") and used the funds to pay the first annual principal payment of $42.5 million due under the 1996 Senior Note Agreement. Our Operating Partnership's obligations under the agreement governing the 2002 Senior Notes (the "2002 Senior Note Agreement") are unsecured and rank on an equal and ratable basis with its obligations under the 1996 Senior Note Agreement and the Revolving Credit Agreement. During the fourth quarter of fiscal 2003, we elected to repay the second annual principal payment of $42.5 million and during the fourth quarter of fiscal 2004 we repaid the third annual principal payment of $42.5 million due under the 1996 Senior Note Agreement, in each case using cash on hand.

On October 20, 2004, our Operating Partnership entered into the Third Amended and Restated Credit Agreement (the "Revolving Credit Agreement"), which replaced the Second Amended and Restated Credit Agreement, which would have expired in May 2006. The Revolving Credit Agreement expires on October 20, 2008 and provides available credit of $150.0 million in the form of a $75.0 million revolving working capital facility, of which $15.0 million may be used to issue letters of credit, and a separate $75 million letter of credit facility. Borrowings under the Revolving Credit Agreement bear interest at a rate based upon either LIBOR or Wachovia National Bank's prime rate, plus, in each case, the applicable margin; or the Federal Funds rate plus 1/2 of 1%. An annual facility fee ranging from 0.375% to 0.50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. These fees and the other terms of the Revolving Credit Agreement are substantially the same as the terms under the Second Amended and Restated Credit Agreement, which provided a $75 million working capital facility and a $25 million acquisition facility. In connection with the Third Amended and Restated Credit Agreement our leverage ratio was reduced from 5.0 to 1 to a requirement to maintain a ratio of less than 4.5 to 1. As a result of the change in the leverage ratio applicable to the Revolving Credit Agreement, the leverage ratio required under the 1996 Senior Note Agreement and the 2002 Senior Note Agreement were also reduced to 4.5 to 1. In addition, in connection with this amendment, our Operating Partnership added additional financial institutions to the bank group supporting the Revolving Credit Agreement. As of September 25, 2004 and September 27, 2003, there were no borrowings outstanding under the Revolving Credit Agreement.

The 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement contain various restrictive and affirmative covenants applicable to the Operating Partnership,

including (a) maintenance of certain financial tests, including, but not limited to, a leverage ratio of less than 4.5 to 1, an interest coverage ratio in excess of 2.5 to 1 and a leverage ratio of less than 5.25 to 1 when the underfunded portion of our pension obligations is used in the computation of the ratio, (b) restrictions on the incurrence of additional indebtedness, and (c) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. We were in compliance with all covenants and terms of all of our debt agreements as of September 25, 2004 and as of the end of each fiscal quarter for all periods presented.

Partnership Distributions

We will make distributions in an amount equal to all of our Available Cash, as defined in our Second Amended and Restated Partnership Agreement (the "Partnership Agreement"), approximately 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. Our Board of Supervisors reviews the level of Available Cash on a quarterly basis based upon information provided by management. During the first and second quarters of fiscal 2004, we paid distributions to our Common Unitholders of $0.5875 per Common Unit. On April 22, 2004, our Board of Supervisors declared a $0.05 annualized increase in the quarterly distribution from $0.5875 per Common Unit to $0.60 per Common Unit, or $2.40 on an annualized basis, in respect of the second quarter of fiscal 2004, which was paid on May 11, 2004. On July 22, 2004, our Board of Supervisors declared a $0.05 annualized increase in the quarterly distribution from $0.60 per Common Unit to $0.6125 per Common Unit, or $2.45 on an annualized basis, in respect of the third quarter of fiscal 2004, which was paid on August 10, 2004. On October 21, 2004, our Board of Supervisors declared a quarterly distribution of $0.6125 per Common Unit in respect of the fourth quarter of fiscal 2004, which was paid on November 9, 2004 to holders of record on November 2, 2004.

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

Pension Plan Assets and Obligations

While our pension asset portfolio experienced significantly improved asset returns in fiscal 2004 and fiscal 2003, the funded status of our defined benefit pension plan continues to be affected by the impact of the low interest rate environment on the actuarial value of the projected benefit obligations, as well as the cumulative impact of prior losses particularly during fiscal 2002 and fiscal 2001. The projected benefit obligation as of September 25, 2004 exceeded the market value of pension plan assets by $35.0 million, which represented an improvement of $7.1 million compared to the $42.1 million underfunded position at the end of the prior year.

Our defined benefit pension plan was frozen to new participants effective January 1, 2000 and, in furtherance of our effort to minimize future increases in our benefit obligations, effective January 1, 2003, all future service credits were eliminated. Therefore, eligible participants will receive interest credits only toward their ultimate defined benefit under the defined benefit pension plan. During fiscal 2004, lump sum benefit payments to either terminated or retired individuals of $12.3 million exceeded the interest cost component of the net periodic pension cost. As a result, pursuant to SFAS 88 we recorded a non-cash settlement charge of $5.3 million in order to accelerate recognition of a portion of cumulative unrecognized losses in the defined benefit pension plan. These unrecognized losses were previously accumulated as a reduction to partners' capital (cumulative reduction of $80.1 million as of the end of the prior fiscal year) and were being amortized to expense as part of our net periodic pension cost in accordance with SFAS No. 87 "Employers' Accounting for Pensions" ("SFAS 87"). After recognition of the non-cash settlement charge and as a result of the improvement in the funded status of the plan described above, the cumulative reduction to partners' capital decreased to $76.9 million on the consolidated balance sheet at September 25, 2004. The cumulative reduction to partners' capital is attributable to the level of unrealized losses experienced on our pension assets over the past three years and represents non-cash charges to our partners' capital with no impact on the results of operations for the fiscal year ended September 25, 2004. Additional pension settlement charges may be required in future periods depending on the level of lump sum benefit payments.

There were no minimum funding requirements for the defined benefit pension plan during fiscal 2004, 2003 or 2002. However, in an effort to proactively address our funded status, we elected to make voluntary contributions to our defined benefit pension plan of $15.1 million and $10.0 million during the fourth quarter of fiscal 2004 and fiscal 2003, respectively, thus improving our funded status. These voluntary contributions, coupled with improved asset returns in our pension asset portfolio during fiscal 2004 and fiscal 2003, offset the negative effects on the funded status of further declines in the interest rate environment. There can be no assurances that future declines in capital markets, or interest rates, will not have an adverse impact on our results of operations or cash flow. For purposes of computing the actuarial valuation of projected benefit obligations, we reduced the discount rate assumption from 6.0% as of September 27, 2003 to 5.50% as of September 25, 2004 to reflect an estimate of current market expectations related to long term interest rates and the projected duration of our pension obligations. Additionally, we reduced the expected long-term rate of return on plan assets assumption from 7.75% as of September 27, 2003 to 7.5% as of September 25, 2004 based on the current investment mix of our pension asset portfolio and historical asset performance.

Long-Term Debt Obligations and Operating Lease Obligations

Contractual Obligations

Long-term debt obligations and future minimum rental commitments under noncancelable operating lease agreements as of September 25, 2004 are due as follows:

(Dollars in thousands)
	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	2009 and thereafter	Total
Long-term debt	$42,940	$42,975	$42,500	$42,500	$345,000	$515,915
Operating leases	22,139	15,667	11,140	6,812	6,201	61,959
Total long-term debt obligations and lease commitments	$65,079	$58,642	$53,640	$49,312	$351,201	$577,874

Additionally, we have standby letters of credit in the aggregate amount of $48.4 million, in support of retention levels under our casualty insurance programs and certain lease obligations, which expire periodically through April 15, 2005.

Off-Balance Sheet Arrangements

Operating Leases

We lease certain property, plant and equipment for various periods under noncancelable operating leases, including the majority of our railroad tank cars, approximately 68% of our vehicle fleet, approximately 29% of our customer service centers and portions of our information systems equipment. Rental expense under operating leases was $27.3 million, $24.3 million and $24.0 million for the years ended September 25, 2004, September 27, 2003 and September 28, 2002, respectively. Future minimum rental commitments under noncancelable operating lease agreements as of September 25, 2004 are presented in the immediately preceding table.

Guarantees

We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2011. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $18.2 million. Of this amount, the fair value of residual value guarantees for operating leases entered into after December 31, 2002 is reflected in other liabilities, with a corresponding amount included within other assets, in the accompanying consolidated balance sheet totaling $3.7 million and $2.1 million as of September 25, 2004 and September 27, 2003, respectively.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, "Inventory Costs" ("SFAS 151"). SFAS 151 amends the guidance in Chapter 4 of Accounting Research Bulletin No. 43, "Inventory Pricing" to clarify the accounting for amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that these types of items be recognized as current period charges as they occur. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 25, 2004, we were a party to exchange-traded futures and option contracts, forward contracts and in certain instances, over-the-counter options (collectively "derivative instruments") to manage the price risk associated with future purchases of the commodities used in our operations, principally propane and fuel oil. Futures and forward contracts require that we sell or acquire propane or fuel oil at a fixed price at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane or fuel oil at a specified price during a specified time period; the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of the product to the respective party or are settled by the payment of a net amount equal to the difference between the then current price and the fixed contract price. The contracts are entered into in anticipation of market movements and to manage and hedge exposure to fluctuating prices of propane and fuel oil, as well as to help ensure the availability of product during periods of high demand.

Market risks associated with the trading of futures, options and forward contracts are monitored daily for compliance with our Hedging and Risk Management Policy which includes volume limits for open positions. Open inventory positions are reviewed and managed daily as to exposures to changing market prices.

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

Credit Risk

Futures and fuel oil options are guaranteed by the NYMEX and, as a result, have minimal credit risk. We are subject to credit risk with forward and option contracts to the extent the counterparties do not perform. We evaluate the financial condition of each counterparty with which we conduct business and establish credit limits to reduce exposure to credit risk of non-performance.

Derivative Instruments and Hedging Activities

We account for derivative instruments in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149 ("SFAS 133"). All derivative instruments are reported on the balance sheet, within other current assets or other current liabilities, at their fair values. Fair values for forward contracts and futures are derived from quoted market prices for similar instruments traded on the NYMEX. On the date that futures, forward and option contracts are entered into, we make a determination as to whether the derivative instrument qualifies for designation as a hedge. Changes in the fair value of derivative instruments are recorded each period in current period earnings or other comprehensive income/(loss) ("OCI"), depending on whether a derivative instrument is designated as a hedge and, if it is, the type of hedge. For derivative instruments designated as cash flow hedges, we formally assess, both at the hedge contract's inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in OCI to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of products sold immediately.

Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings within operating expenses. A portion of our option contracts are not classified as hedges and, as such, changes in the fair value of these derivative instruments are recognized within operating expenses as they occur. The value of certain option contracts that do qualify as hedges and are designated as cash flow hedges under SFAS 133 have two components of value: time value and intrinsic value. The intrinsic value is the value by which the option is in the money (i.e., the amount by which the value of the commodity exceeds the exercise or "strike" price of the option). The remaining amount of option value is attributable to time value. We do not include the time value of option contracts in our assessment of hedge effectiveness and, therefore, record changes in the time value component of the options currently in earnings.

At September 25, 2004, the fair value of derivative instruments described above resulted in derivative assets of $18.4 million included within prepaid expenses and other current assets and derivative liabilities of $11.1 million included within other current liabilities. For the year ended September 25, 2004 operating expenses include unrealized (non-cash) losses of $4.5 million compared to unrealized (non-cash) losses of $1.5 million for the year ended September 27, 2003, attributable to the change in the fair value of derivative instruments not designated as hedges. At September 25, 2004, unrealized gains on derivative instruments designated as cash flow hedges in the amount of $9.1 million were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities market, the corresponding value in OCI is subject to change prior to its impact on earnings.

Sensitivity Analysis

In an effort to estimate our exposure to unfavorable market price changes in propane or fuel oil related to our open positions under derivative instruments, we developed a model that incorporates the following data and assumptions:

A.	The actual fixed contract price of open positions as of September 25, 2004 for each of the future periods.

B.	The estimated future market prices for futures and forward contracts as of September 25, 2004 as derived from the NYMEX for traded propane or fuel oil futures for each of the future periods.

C.	The market prices determined in B. above were adjusted adversely by a hypothetical 10% change in the future periods and compared to the fixed contract settlement amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for each of the future months for which a future, forward and/or option contract exists indicate a reduction in potential future gains of $5.3 million as of September 25, 2004. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

As of September 25, 2004, our open position portfolio reflected a net long position (purchase) aggregating $9.4 million.

The average posted price of propane on November 26, 2004 at Mont Belvieu, Texas (a major storage point) was 86.44 cents per gallon as compared to 82.25 cents per gallon on September 25, 2004, representing a 5.1% increase. The average posted price of fuel oil on November 26, 2004 at Linden, New Jersey was $1.43 per gallon as compared to $1.36 per gallon on September 25, 2004, representing a 5.1% increase.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm thereon and the Supplemental Financial Information listed on the accompanying Index to Financial Statement Schedule are included herein.

Selected Quarterly Financial Data

Due to the seasonality of the retail propane business, our first and second quarter revenues and earnings are consistently greater than third and fourth quarter results. The following presents our selected quarterly financial data for the last two fiscal years (unaudited; in thousands, except per unit amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2004 (a)
Revenues	$215,572	$567,324	$279,694	$244,664	$1,307,254
Income (loss) before interest expense and income taxes (b)	29,972	88,518	(14,057)	(34,654)	69,779
Income (loss) from continuing operations (b)	20,178	77,665	(24,321)	(44,578)	28,944
Discontinued operations:
Gain on sale of customer service centers (c)	—	14,205	619	11,508	26,332
(Loss) income from discontinued customer service centers	(87)	690	(635)	(940)	(972)
Net income (loss) (b)	20,091	92,560	(24,337)	(34,010)	54,304
Income (loss) from continuing operations per
common unit – basic	0.70	2.26	(0.78)	(1.43)	0.96
Net income (loss) per common unit – basic (d)	0.70	2.68	(0.78)	(1.09)	1.79
Net income (loss) per common unit – diluted (d)	0.70	2.67	(0.78)	(1.09)	1.78
Cash provided by (used in)
Operating activities	11,561	11,773	77,902	(8,171)	93,065
Investing activities	(214,995)	15,355	(4,464)	7,547	(196,557)
Financing activities	240,315	(18,348)	(19,093)	(61,666)	141,208
EBITDA (e)	$37,114	$112,636	$(4,896)	$(12,972)	$131,882
Retail gallons sold
Propane	131,917	219,945	99,492	85,976	537,330
Fuel oil and refined fuels	8,058	104,157	60,298	47,956	220,469
Fiscal 2003
Revenues	$194,317	$280,812	$140,094	$119,852	$735,075
Income (loss) before interest expense and income taxes (b)	31,797	62,701	(2,459)	(12,189)	79,850
Income (loss) from continuing operations (b)	22,811	53,788	(10,875)	(19,705)	46,019
Discontinued operations:
Gain on sale of customer service centers (c)	—	2,404	79	—	2,483
Income (loss) from discontinued customer service centers	443	2,114	(1,139)	(1,251)	167
Net income (loss) (b)	23,254	58,306	(11,935)	(20,956)	48,669
Income (loss) from continuing operations per
common unit – basic	0.86	1.93	(0.42)	(0.70)	1.77
Net income (loss) per common unit – basic (d)	0.88	2.09	(0.47)	(0.75)	1.87
Net income (loss) per common unit – diluted (d)	0.87	2.08	(0.47)	(0.75)	1.86
Cash provided by (used in)
Operating activities	8,378	14,988	45,557	(11,623)	57,300
Investing activities	(2,561)	3,235	(1,205)	(4,328)	(4,859)
Financing activities	(14,591)	(14,533)	10,655	(59,162)	(77,631)
EBITDA (e)	$39,213	$74,019	$3,198	$(6,410)	$110,020
Retail propane gallons sold	139,934	182,956	89,600	78,961	491,451

(a)	Includes the results from our acquisition of substantially all of the assets and liabilities of Agway Energy from December 23, 2003, the date of acquisition.

(b)	These amounts include, in addition to the gain on sale of customer service centers, gains from the disposal of property, plant and equipment of $0.7 million for fiscal 2004 and $0.6 million for fiscal 2003.

(c)	Gain on sale of customer service centers for fiscal 2004 reflects the sale of ten customer service centers during the second quarter for net cash proceeds of approximately $22.9 million, one customer service center we sold during the third quarter for net cash proceeds of approximately $0.9 million and 13 customer service centers we sold during the fourth quarter for net cash proceeds of approximately $15.6 million. We recorded a gain on sale in the second, third and fourth quarters of fiscal 2004 of approximately $14.1 million, $0.6 million and $11.6 million, respectively. Gain on sale of customer service centers for fiscal 2003 consists of five customer service centers we sold during the second quarter for net cash proceeds of approximately $5.6 million and four customer service centers we sold during the third quarter for net cash proceeds of approximately $1.6 million. We recorded a gain on sale in the second and third quarters of fiscal 2003 of approximately $2.4 million and $0.1 million, respectively. Gains on sale of assets have been accounted for within discontinued operations pursuant to SFAS 144.

(d)	Basic net income per Common Unit is computed by dividing net income, after deducting our general partner's interest, by the weighted average number of outstanding Common Units. Diluted net income per Common Unit is computed by dividing net income, after deducting our general partner's approximate 3.1% interest, by the weighted average number of outstanding Common Units and time vested restricted units granted under our 2000 Restricted Unit Plan. On March 31, 2004, the Emerging Issues Task Force ("EITF") reached a consensus under EITF 03-6 "Participating Securities and the Two-Class Method Under FAS 128" ("EITF 03-6") which requires, among other things, the use of the two-class method of computing earnings per unit when participating securities exist. The two-class method is an earnings allocation formula that computes earnings per unit for each class of common unit and participating security according to distributions declared and participation rights in undistributed earnings, as if all of the earnings were distributed to the limited partners and the general partner. We adopted EITF 03-6 at the end of fiscal 2004, however, the application of its consensus on the computation of our net income per Common Unit for the fiscal year ended September 25, 2004 did not have any impact on annual net income per Common Unit. The requirements of EITF 03-6 do not apply to the computation of net income per Common Unit in periods in which a net loss is reported. Net income and income from continuing operations per Common Unit presented in this table for the first and second quarters of fiscal 2003 and 2004 reflect the adoption of EITF 03-6.

(e)	EBITDA represents net income/(loss) before deducting interest expense, income taxes, depreciation and amortization. Our management uses EBITDA as a measure of liquidity and we are including it because we believe that it provides our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. Moreover, our senior note agreements and our revolving credit agreement require us to use EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA is not a recognized term under GAAP and should not be considered as an alternative to net income/(loss) or net cash provided by operating activities determined in accordance with GAAP. Because EBITDA as determined by us excludes some, but not all, items that affect net income/(loss), it may not be comparable to EBITDA or similarly titled measures used by other companies. The following table sets forth (i) our calculation of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities (amounts in thousands):

Fiscal 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net income (loss)	$20,091	$92,560	$(24,337)	$(34,010)	$54,304
Add:
Provision (benefit) for income taxes	83	83	(283)	120	3
Interest expense, net	9,711	10,770	10,547	9,804	40,832
Depreciation and amortization	7,229	9,223	9,177	11,114	36,743
EBITDA	37,114	112,636	(4,896)	(12,972)	131,882
Add (subtract):
(Provision) benefit for income taxes	(83)	(83)	283	(120)	(3)
Interest expense, net	(9,711)	(10,770)	(10,547)	(9,804)	(40,832)
(Gain) loss on disposal of property, plant and equipment, net	(82)	(79)	8	(562)	(715)
Gain on sale of customer service centers	—	(14,205)	(619)	(11,508)	(26,332)
Changes in working capital and other assets and liabilities	(15,677)	(75,726)	93,673	26,795	29,065
Net cash provided by (used in)
Operating activities	$11,561	$11,773	$77,902	$(8,171)	$93,065
Investing activities	$(214,995)	$15,355	$(4,464)	$7,547	$(196,557)
Financing activities	$240,315	$(18,348)	$(19,093)	$(61,666)	$141,208

Fiscal 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net income (loss)	$23,254	$58,306	$(11,935)	$(20,956)	$48,669
Add:
Provision (benefit) for income taxes	130	37	(64)	99	202
Interest expense, net	8,856	8,876	8,480	7,417	33,629
Depreciation and amortization	6,973	6,800	6,717	7,030	27,520
EBITDA	39,213	74,019	3,198	(6,410)	110,020
Add (subtract):
(Provision) benefit for income taxes	(130)	(37)	64	(99)	(202)
Interest expense, net	(8,856)	(8,876)	(8,480)	(7,417)	(33,629)
(Gain) loss on disposal of property, plant and equipment, net	(346)	26	(166)	(150)	(636)
Gain on sale of customer service centers	—	(2,404)	(79)	—	(2,483)
Changes in working capital and other assets and liabilities	(21,503)	(47,740)	51,020	2,453	(15,770)
Net cash provided by (used in)
Operating activities	$8,378	$14,988	$45,557	$(11,623)	$57,300
Investing activities	$(2,561)	$3,235	$(1,205)	$(4,328)	$(4,859)
Financing activities	$(14,591)	$(14,533)	$10,655	$(59,162)	$(77,631)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)    The Partnership maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Partnership's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Partnership utilizes the work of a specialist, its principal actuarial firm, in the computation of its periodic pension expense and the related accrued pension liability. On December 1, 2004, the Partnership issued a press release announcing an adjustment to its fourth quarter and full year results for fiscal 2004, which the Partnership had announced on October 21, 2004, in order to correct an error made by the principal actuarial firm in the computation of the Partnership's fiscal 2004 pension expense. The error was discovered in the process of completing the footnote disclosures for the Partnership's annual financial statements for fiscal 2004. The adjustment did not affect any previously published financial statements of the Partnership. Under SFAS No. 88, the Partnership was required to recognize a $5.3 million non-cash pension settlement charge in the fourth quarter of fiscal 2004 as a result of the level of lump sum benefit payments to retired or terminated individuals eligible to receive benefits under the Partnership's defined benefit pension plan compared to the total of the service cost and interest cost component of the net periodic pension cost for fiscal 2004. Recognition of the non-cash pension settlement charge represents an acceleration of the expense associated with a portion of cumulative unrecognized losses in the defined benefit pension plan, which are being amortized as part of the Partnership's net periodic pension cost in accordance with SFAS 87.

The adjustment reduced previously-announced net income for fiscal 2004 from $59.6 million, or $1.97 per Common Unit, to $54.3 million, or $1.79 per Common Unit, and increased the previously-announced net loss for the fourth quarter of fiscal 2004 from $28.7 million, or $0.92 per Common Unit, to a net loss of $34.0 million, or $1.09 per Common Unit. The adjustment also decreased previously-announced EBITDA for fiscal 2004 from $137.2 million to $131.9 million and increased the previously-announced EBITDA loss of $7.6 million for the fourth quarter of fiscal 2004 to a loss of $13.0 million. The adjustment did not affect previously-announced cash flow from operating activities of $93.1 million for fiscal 2004.

As a result of the adjustment, the Partnership identified a material weakness in its internal control over financial reporting relating to the procedures management employs to review the specialist's work. In order to remediate this matter, the Partnership has taken steps to enhance management's monitoring and oversight activity over the financial information received from the principal actuarial firm and ensure the appropriate application of generally accepted accounting principles related to pensions. Among other things, the Partnership has instructed its principal actuarial firm to perform on a monthly basis the computations necessary to determine whether a settlement charge should be taken, and to provide management with the computations and supporting schedules.

On December 8, 2004, before filing this Annual Report, the Partnership completed an evaluation under the supervision and with the participation of the Partnership's management, including the Partnership's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of September 25, 2004. Based on this evaluation, the Partnership's principal executive officer and principal financial officer concluded that, solely as a result of the matter referred to above, the Partnership's disclosure controls and procedures were not effective at the reasonable assurance level as of September 25, 2004. However, management believes that the financial statements included in this Annual Report fairly present in all material respects the Partnership's financial condition, results of operations and cash flows for the fiscal periods presented.

(b)    There have not been any changes in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 25, 2004 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Partnership Management

Our Second Amended and Restated Agreement of Limited Partners (the "Partnership Agreement") provides that all management powers over our business and affairs are exclusively vested in our Board of Supervisors and, subject to the direction of the Board of Supervisors, our officers. No Unitholder has any management power over our business and affairs or actual or apparent authority to enter into contracts on behalf of, or to otherwise bind, us. Three independent Elected Supervisors and two Appointed Supervisors serve on the Board of Supervisors pursuant to the terms of the Partnership Agreement. The Elected Supervisors are elected by the Unitholders to serve a term of three years. The Appointed Supervisors are appointed by our General Partner.

The three Elected Supervisors serve on the Audit Committee with the authority to review, at the request of the Board of Supervisors, specific matters as to which the Board of Supervisors believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the Board of Supervisors is fair and reasonable to us. Under the Partnership Agreement, any matters approved by the Audit Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our General Partner or the Board of Supervisors of any duties they may owe us or the Unitholders. The primary function of the Audit Committee is to assist the Board of Supervisors in fulfilling its oversight responsibilities relating to (a) the integrity of the Partnership's financial statements and internal controls over financial reporting; (b) the Partnership's compliance with applicable laws, regulations and the code of conduct; (c) independence and qualifications of the independent auditor; and, (d) the performance of the internal audit function and the independent auditors.

The Board of Supervisors has determined that all three members of the Audit Committee, John Hoyt Stookey, Harold R. Logan, Jr. and Dudley C. Mecum, are audit committee financial experts and are independent of management within the meaning of the New York Stock Exchange ("NYSE") corporate governance listing standards as of the date of this Annual Report.

Board of Supervisors and Executive Officers of the Partnership

The following table sets forth certain information with respect to the members of the Board of Supervisors and our executive officers as of November 29, 2004. Officers are elected for one-year terms and Supervisors are elected or appointed for three-year terms.

Name	Age	Position With the Partnership
Mark A. Alexander	46	President and Chief Executive Officer; Member of the Board of Supervisors (Appointed Supervisor)
Michael J. Dunn, Jr	55	Senior Vice President – Corporate Development; Member of the Board of Supervisors (Appointed Supervisor)
Robert M. Plante	56	Vice President and Chief Financial Officer
Jeffrey S. Jolly	52	Vice President and Chief Information Officer
Michael M. Keating	51	Vice President – Human Resources and Administration
Janice G. Sokol	38	Vice President, General Counsel and Secretary
A. Davin D'Ambrosio	40	Treasurer
Michael A. Stivala	35	Controller
John Hoyt Stookey	74	Member of the Board of Supervisors (Chairman and Elected Supervisor)
Harold R. Logan, Jr.	60	Member of the Board of Supervisors (Elected Supervisor)
Dudley C. Mecum	69	Member of the Board of Supervisors (Elected Supervisor)
Mark J. Anton	78	Supervisor Emeritus

Mr. Alexander has served as President and Chief Executive Officer since October 1996 and as an Appointed Supervisor since March 1996. He was Executive Vice Chairman and Chief Executive Officer from March through October 1996. From 1989 until joining the Partnership, Mr. Alexander was an officer of Hanson Industries (the United States management division of Hanson plc), most recently Senior Vice President – Corporate Development. Mr. Alexander serves as Chairman of the Board of Managers of the General Partner.

Mr. Dunn has served as Senior Vice President since June 1998 and became Senior Vice President – Corporate Development in November 2002. Mr. Dunn has served as an Appointed Supervisor since July 1998. He was Vice President – Procurement and Logistics from March 1997 until June 1998. From 1983 until joining the Partnership, Mr. Dunn was Vice President of Commodity Trading for the investment banking firm of Goldman Sachs & Company. Mr. Dunn serves on the Board of Managers of the General Partner.

Mr. Plante has served as a Vice President since October 1999 and became Vice President and Chief Financial Officer in November 2003. He was Vice President – Finance from March 2001 until November 2003 and Treasurer from March 1996 through October 2002. Mr. Plante held various financial and managerial positions with predecessors of the Partnership from 1977 until 1996. Mr. Plante serves on the Board of Managers of the General Partner.

Mr. Jolly has served as Vice President and Chief Information Officer since May 1999. He was Vice President – Information Services from July 1997 until May 1999. From May 1993 until joining the Partnership, Mr. Jolly was Vice President – Information Systems at The Wood Company, a food services company.

Mr. Keating has served as Vice President – Human Resources and Administration since July 1996. He previously held senior human resource positions at Hanson Industries and Quantum Chemical Corporation ("Quantum"), a predecessor of the Partnership.

Mr. D'Ambrosio became Treasurer in November 2002. He served as Assistant Treasurer from October 2000 to November 2002 and as Director of Treasury Services from January 1998 to October 2000. Mr. D'Ambrosio joined the Partnership in May 1996 after ten years in the commercial banking industry.

Ms. Sokol has served as Vice President, General Counsel and Secretary since November 2003. From May 1999 until November 2003, Ms. Sokol served as General Counsel and Secretary. She was Counsel from July 1998 to May 1999 and Associate Counsel from September 1996, when she joined the Partnership, until July 1998.

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

Mr. Logan has served as an Elected Supervisor since March 1996. He is a Director and Chairman of the Finance Committee of the Board of Directors of TransMontaigne Inc., which provides logistical services (i.e. pipeline, terminaling and marketing) to producers and end-users of refined petroleum products. From 1995 to 2002, Mr. Logan was Executive Vice President/Finance, Treasurer and a Director of TransMontaigne Inc. From 1987 to 1995, Mr. Logan served as Senior Vice President of Finance and a Director of Associated Natural Gas Corporation, an independent gatherer and marketer of natural gas, natural gas liquids and crude oil. Mr. Logan is also a Director of The Houston Exploration Company, Graphic Packaging, Inc., Hart Energy Publishing, LLP and Rivington Capital Advisors, LLC.

Mr. Mecum has served as an Elected Supervisor since June 1996. He has been a managing director of Capricorn Holdings, LLC (a sponsor of and investor in leveraged buyouts) since June 1997. Mr. Mecum was a partner of G.L. Ohrstrom & Co. (a sponsor of and investor in leveraged buyouts) from 1989 to June 1996. Mr. Mecum is a director of Lyondell, CitiGroup and Mrs. Fields Famous Brands, Inc.

Mr. Anton has served as Supervisor Emeritus of the Board of Supervisors since January 1999. He is a former President, Chief Executive Officer and Chairman of the Board of Directors of Suburban Propane Gas Corporation, a predecessor of the Partnership, and a former Executive Vice President of Quantum.

Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of ten percent or more of our Common Units to file initial reports of ownership and reports of changes in ownership of our Common Units with the Securities and Exchange Commission. Directors, executive officers and ten percent Unitholders are required to furnish the Partnership with copies of all Section 16(a) forms that they file. Based on a review of these filings, we believe that all such filings were made timely during fiscal 2004. In the course of this review, however, it was determined that grants of 1,200 restricted units in each of 2002 and 2003 to our Controller, none of which have vested, pay any distribution or have voting rights, were not previously reported.

Code of Ethics

We have adopted a code of ethics that applies to our senior executive team, including our principal executive officer, principal financial officer and principal accounting officer, and filed a copy of the code as Exhibit 14 to this Annual Report. Copies of our code of ethics are available without charge from our website at www.suburbanpropane.com or upon written request directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206. Any amendments to, or waivers from, provisions of this code of ethics that apply to our principal executive officer, principal financial officer and principal accounting officer will be posted on our website.

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines and Policy in accordance with the NYSE corporate governance listing standards in effect as of the date of this Annual Report. Copies of our corporate governance guidelines are available without charge from our website at www.suburbanpropane.com or upon written request directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth a summary of all compensation awarded or paid to or earned by our chief executive officer and our four other most highly compensated executive officers for services rendered to us during each of the last three fiscal years.

		Annual Compensation		LTIP Payout	All Other Compensation[2]
Name and Principal Position	Year	Salary	Bonus[1]
Mark A. Alexander	2004	$450,000	$201,150	—	$170,625
President and Chief Executive Officer	2003	450,000	192,150	—	167,037
	2002	450,000	157,500	25,382	158,513
Michael J. Dunn, Jr.	2004	280,000	280,000	44,104	112,738
Sr. Vice President – Corporate Development	2003	280,000	101,626	27,403	95,695
	2002	275,000	81,813	12,135	85,956
Robert M. Plante	2004	200,000	150,000	—	68,392
Vice President and Chief Financial Officer	2003	180,000	46,116	—	39,038
	2002	175,000	45,625	3,807	32,938
Jeffrey S. Jolly	2004	185,000	120,250	16,716	63,786
Vice President and Chief Information Officer	2003	182,500	38,964	10,366	50,443
	2002	177,500	31,063	4,600	41,414
Michael M. Keating	2004	180,000	117,000	—	62,459
Vice President Human Resources and	2003	180,000	38,430	—	50,756
Administration	2002	175,000	30,625	4,400	43,700

[1]	Bonuses are reported for the year earned, regardless of the year paid.

[2]	Other Compensation includes the following for fiscal year 2004 for Mr. Alexander: $3,250 under the Retirement Savings and Investment Plan; $1,200 in administrative fees under the Cash Balance Pension Plan; $135,000 awarded under the Long-Term Incentive Plan; $9,518 related to a vehicle; and $21,658 for insurance. For Mr. Dunn, this amount includes the following: $3,250 under the Retirement Savings and Investment Plan; $1,200 in administrative fees under the Cash Balance Pension Plan; $84,000 under the Long-Term Incentive Plan; $8,842 related to a vehicle; and $15,447 for insurance. For Mr. Plante, this amount includes the following: $3,000 under the Retirement Savings and Investment Plan; $1,200 in administrative fees under the Cash Balance Pension Plan; $45,000 awarded under the Long-Term Incentive Plan; $8,581 related to a vehicle; and $10,611 for insurance. For Mr. Jolly, this amount includes the following: $2,775 under the Retirement Savings and Investment Plan; $1,200 in administrative fees under the Cash Balance Pension Plan; $36,075 awarded under the Long-Term Incentive Plan; $9,230 related to a vehicle; and $14,507 for insurance. For Mr. Keating, this amount includes the following: $2,700 under the Retirement Savings and Investment Plan; $1,200 in administrative fees under the Cash Balance Pension Plan; $35,100 awarded under the Long-Term Incentive Plan; $9,003 related to a vehicle; and $14,457 for insurance.

Retirement Benefits

The following table sets forth the annual benefits upon retirement at age 65 in 2004, without regard to statutory maximums for various combinations of final average earnings and lengths of service which may be payable to Messrs. Alexander, Dunn, Plante, Jolly and Keating under the Pension Plan for Eligible Employees of the Operating Partnership and its Subsidiaries and/or the Suburban Propane Company Supplemental Executive Retirement Plan. Each such plan has been assumed by the Partnership and each such person will be credited for service earned under such plan to date. Messrs. Alexander and Dunn have 7 years and 6 years, respectively, under both plans. For vesting purposes, however, Mr. Alexander has 19 years combined service with the Partnership and his prior service with Hanson Industries. Messrs. Plante, Jolly and Keating have 26 years, 6 years and 19 years, respectively, under the Pension Plan. Benefits under the Pension Plan are limted to IRS statutory maximums for defined benefit plans. Currently, the statutory maximum for defined benefit plan is $200,000.

Pension Plan
Annual Benefit for Years of Credited Service Shown1,2,3,4,5

Average Earnings	5 Yrs.	10 Yrs.	15 Yrs.	20 Yrs.	25 Yrs.	30 Yrs.	35 Yrs.
$100,000	7,888	15,775	23,663	31,551	39,438	47,326	55,214
$200,000	16,638	33,275	49,913	66,551	83,188	99,826	116,464
$300,000	25,388	50,775	76,163	101,551	126,938	152,326	177,714
$400,000	34,138	68,275	102,413	136,551	170,688	204,826	238,964
$500,000	42,888	85,775	128,663	171,551	214,438	257,326	300,214

[1]	The Plans' definition of earnings consists of base pay only.

[2]	Annual Benefits are computed on the basis of straight life annuity amounts. The pension benefit is calculated as the sum of (a) plus (b) multiplied by (c) where (a) is that portion of final average earnings up to 125% of social security Covered Compensation times 1.4% and (b) is that portion of final average earnings in excess of 125% of social security Covered Compensation times 1.75% and (c) is credited service up to a maximum of 35 years.

[3]	Effective January 1, 1998, the Plan was amended to a cash balance benefit formula for current and future plan participants. Initial account balances were established based upon the actuarial equivalent value of the accrued benefit under the prior plan as of December 31, 1997. Annual interest credits and service based credits were credited to the accounts until December 31, 2002. The Plan was frozen to new participants effective January 1, 2000, and effective January 1, 2003 all future service based credits were discontinued. Interest credits continue to be applied based upon the five-year U.S. Treasury bond rate in effect during the preceding November, plus one percent. Plan participants as of December 31, 1997 are entitled to receive the greater of the cash balance benefit and the prior plan benefit through the year 2002.

[4]	In addition, a supplemental cash balance account was established equal to the value of certain benefits related to retiree medical and vacation benefits. An initial account value was determined for those active employees who were eligible for retiree medical coverage as of April 1, 1998 equal to $415 multipled by years of benefit service (maximum of 35 years). Future pay-based credits and interest are credited to this account. The 2002 pay-based credits for Messrs. Alexander, Dunn, Plante, Jolly and Keating are 2.0%, 0.0%, 2.0%, 0.0%, and 2.0%, respectively.

[5]	Effective January 1, 2003 the annual benefits accrued by Messrs. Alexander and Dunn pursuant to the Supplemental Executive Retirement Plan (in excess of the statutory limitations governing the Pension Plan) were, in the aggregate, approximately $100,000.

Supplemental Executive Retirement Plan

We have adopted a non-qualified, unfunded supplemental retirement plan known as the Supplemental Executive Retirement Plan (the "SERP"). The purpose of the SERP is to provide certain executive officers with a level of retirement income from us, without regard to statutory maximums, including the IRS limitation for defined benefit plans. Effective January 1, 1998, the Pension Plan for Eligible Employees of Suburban Propane, L.P. (the "Qualified Plan") was amended and restated to reflect the change into a cash balance plan. In light of the conversion of the Qualified Plan to a cash balance formula, the SERP was amended and restated effective January 1, 1998. The annual Retirement Benefit under the SERP represents the amount of Annual Benefits that the participants in the SERP would otherwise be eligible to receive, calculated using the same pay-based credits described under the Retirement Benefits section above, applied to the amount of Annual Compensation that exceeds the IRS statutory maximums for defined benefit plans which is currently $200,000. Messrs. Alexander and Dunn currently participate in the SERP.

Effective January 1, 2003, the SERP was discontinued with a frozen benefit determined for Messrs. Alexander and Dunn. Provided that the SERP requirements are met, Mr. Alexander will receive a monthly benefit of $6,031 and Mr. Dunn will receive a monthly benefit of $347.30. In the event of a change in control involving the Partnership, the SERP will terminate effective on the close of business 30 days following the change in control. Each participant will be deemed retired and will have his benefit determined as of the date the plan is terminated with payment of the benefit no later than 90 days after the change in control. Each participant will receive a lump sum payment equivalent to the present value of each participant's benefit payable under the plan utilizing the lesser of the prime rate of interest as published in the Wall Street Journal as of the date of the change of control or one percent as the discount rate to determine the present value of the accrued benefit.

Long-Term Incentive Plan

Effective October 1, 1997, we adopted a non-qualified, unfunded long-term incentive plan for officers and key employees ("LTIP-1"). LTIP-1 awards are based on a percentage of base pay and are subject to the achievement of certain performance criteria, including our ability to earn sufficient funds and make cash distributions on our Common Units with respect to each fiscal year. Awards vest over a five-year period with one-third vesting at the beginning of each of years three, four, and five following the award date. Effective September 30, 2004, LTIP-1 has been discontinued with the effect that no new awards will be made after that date, but all award grants prior thereto will continue to vest and be payable in accordance with their terms. As a result, payouts, if any, of awards made prior to September 30, 2004 under LTIP-1 will be made annually through the end of fiscal year 2011. Awards granted under LTIP-1 during fiscal year 2004 are as follows:

Name	Award FY 2004	Performance or Other Period Until Maturation or Payout	Potential Awards Under Plan
			Threshold	Target	Maximum
Mark A. Alexander	$135,000	3-5 Years	$0	$135,000	$135,000
Michael J. Dunn, Jr.	84,000	3-5 Years	0	84,000	84,000
Robert M. Plante	45,000	3-5 Years	0	45,000	45,000
Jeffrey S. Jolly	36,075	3-5 Years	0	36,075	36,075
Michael M. Keating	35,100	3-5 Years	0	35,100	35,100

Effective October 1, 2002 we adopted a new non-qualified, unfunded long-term incentive plan for officers and key employees ("LTIP-2"). The new plan measures our performance on the basis of total return to unitholders ("TRU") and compares that to a predetermined peer group, primarily composed of other Master Limited Partnerships, approved by our Compensation Committee. Awards are granted in respect of and payouts, if any, are earned at the end of a three year performance period. The first performance period for which awards under LTIP-2 may be earned is the period from October 1, 2002 through September 30, 2005.

Depending on which quartile ranking our performance falls within for the applicable performance period relative to the peer group, LTIP-2 participants will receive a payout equal to the product of (a) a factor based on the participant's salary and bonus at the beginning of the performance period, and (b) an amount determined pursuant to the formula used to measure TRU, multiplied by: zero if our performance falls within the lowest quartile of the peer group; .50 if our performance falls within the second lowest quartile; 1.0 if our performance falls within the second highest quartile and 1.25 if our performance falls within the top quartile. Because the formula used to determine TRU incorporates market value at the end of the performance period and the sum of distributions paid to unitholders during the performance period, both of which are variables that cannot be predicted prior to the end of the performance period, target award amounts are not determinable in advance. However, the table below sets forth the amount of payout that would be made if LTIP-2 had been in effect for a three year performance period ending at the conclusion of our 2004 fiscal year.

Name	Hypothetical Performance Period	Hypothetical Award Earned [1]
Name
Mark A. Alexander	2002 - 2004	$188,688
Michael J. Dunn, Jr.	2002 - 2004	$203,524
Robert M. Plante	2002 - 2004	$109,035
Jeffrey S. Jolly	2002 - 2004	$87,402
Michael M. Keating	2002 - 2004	$85,040

[1]	The Partnership's performance was in the second highest quartile at the end of the hypothetical performance period noted above.

Employment Agreement with the Chief Executive Officer

We entered into an employment agreement (the "Employment Agreement") with Mr. Alexander, which became effective March 5, 1996 and was amended October 23, 1997 and April 14, 1999.

Mr. Alexander's Employment Agreement had an initial term of three years, and automatically renews for successive one-year periods, unless earlier terminated by us or by Mr. Alexander or otherwise terminated in accordance with the Employment Agreement. The Employment Agreement for Mr. Alexander provides for an annual base salary of $450,000 as of September 25, 2004 and provides for Mr. Alexander to earn a bonus up to 100% of annual base salary (the "Maximum Annual Bonus") for services rendered based upon certain performance criteria. The Employment Agreement also provides for the opportunity to participate in benefit plans made available to our other senior executives and senior managers. We also provide Mr. Alexander with term life insurance with a face amount equal to three times his annual base salary.

If a "change of control" (as defined in the next paragraph) of the Partnership occurs and within six months prior thereto or at any time subsequent to such change of control we terminate Mr. Alexander's employment without "cause" (as defined in the Employment Agreement) or Mr. Alexander resigns with "good reason" (as defined in the Employment Agreement) or terminates his employment during the six month period commencing on the six month anniversary and ending on the twelve month anniversary of such change of control, then Mr. Alexander will be entitled to (i) a lump sum severance payment equal to three times the sum of his annual base salary in effect as of the date of termination plus the Maximum Annual Bonus, and (ii) medical benefits for three years from the date of such termination. The Employment Agreement provides that if any payment received by Mr. Alexander is subject to the 20% federal excise tax under Section 4999 of the Internal Revenue Code, the payment will be grossed up to permit Mr. Alexander to retain a net amount on an after-tax basis equal to what he would have received had the excise tax not been payable.

For the purposes of the Employment Agreement, "change of control" means the occurrence during the employment term of: (i) an acquisition of our Common Units or voting equity interests by any person other than the Partnership, the General Partner or any of our affiliates immediately after which such person beneficially owns more than 25% of the combined voting power of our then outstanding units, unless such acquisition was made by (a) us or our subsidiaries, or any employee benefit plan maintained by us, our Operating Partnership or any of our subsidiaries, or (b) by any person in a transaction where (A) the existing holders prior to the transaction own at least 60% of the voting power of the entity surviving the transaction and (B) none of the Unitholders other than the Partnership, our subsidiaries, any employee benefit plan maintained by us, our Operating Partnership, or the surviving entity, or the existing beneficial owner of more than 25% of the outstanding units owns more than 25% of the combined voting power of the surviving entity (such transaction, Non-Control Transaction); or (ii) approval by our partners of (a) merger, consolidation or reorganization involving the Partnership other than a Non-Control Transaction; (b) a complete liquidation or dissolution of the Partnership; or (c) the sale or other disposition of 50% or more of our net assets to any person (other than a transfer to a subsidiary).

Mr. Alexander also participates in the SERP, which provides retirement income which could not be provided under our qualified plans by reason of limitations contained in the Internal Revenue Code.

Severance Protection Plan for Key Employees

Our officers and key employees are provided with employment protection following a "change of control" (the "Severance Protection Plan"), as defined in the immediately preceding section. The Severance Protection Plan provides for severance payments equal to sixty-five (65) weeks of base pay and target bonuses for such officers and key employees following a "change of control" and termination of employment. This group comprises approximately forty-three (43) individuals. Pursuant to their severance protection agreements, Messrs. Dunn, Plante, Jolly and Keating, as our executive officers, have been granted severance protection payments of seventy-eight (78) weeks of base pay and target bonuses following a "change in control" and termination of employment in lieu of participation in the Severance Protection Plan. Our Compensation Committee has also granted severance protection payments of seventy-eight (78) weeks to three other executive officers who do not participate in the Severance Protection Plan.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

Compensation of our executive officers is determined by the Compensation Committee of our Board of Supervisors. The Compensation Committee is comprised of Messrs. Stookey, Mecum and Logan, none of whom are our officers or employees.

Compensation of Supervisors

Mr. Stookey, who is the Chairman of the Board of Supervisors, receives annual compensation of $75,000 for his services to us. Mr. Logan and Mr. Mecum, the other two Elected Supervisors, receive $50,000 per year and Mr. Mark J. Anton, who serves as Supervisor Emeritus, receives $15,000 per year. For fiscal 2005, the annual compensation for Mr. Stookey was increased to $100,000, the annual compensation of Mr. Logan and Mr. Mecum was increased to $75,000 and the annual compensation for Mr. Anton was increased to $25,000. All Elected Supervisors and the Supervisor Emeritus receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Supervisors. We do not pay any additional remuneration to our employees (or employees of any of our affiliates) or employees of our General Partner or any of its affiliates for serving as members of the Board of Supervisors.

In addition, each of Messrs. Stookey, Logan and Mecum have been granted awards under the Partnership's 2000 Restricted Unit Plan of 8,500 units and Mr. Anton has been granted an award of 2,750 units. These restricted awards will vest and the units will be issued in installments of 25%, 25% and 50% of the total award on the third, fourth and fifth anniversaries, respectively, of November 1, 2004. Prior to vesting, the recipient has no power to dispose of the units, no distributions are payable with respect to the units and the units do not have any voting rights.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of November 29, 2004 regarding the beneficial ownership of Common Units and Incentive Distribution Rights by each member of the Board of Supervisors, each executive officer named in the Summary Compensation table, all members of the Board of Supervisors and executive officers as a group and each person or group known by us (based upon filings under Section 13(d) or (g) under the Securities Exchange Act of 1934) to own beneficially more than 5% thereof. Except as set forth in the notes to the table, the business address of each individual or entity in the table is c/o Suburban Propane Partners, L.P., 240 Route 10 West, Whippany, New Jersey 07981-0206 and each individual or entity has sole voting and investment power over the Common Units reported.

Suburban Propane, L.P.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Units	Mark A. Alexander (a)	29,000		*
	Michael J. Dunn, Jr. (a)	0		*
	Robert M. Plante	12,262		*
	Jeffrey S. Jolly	1,500		*
	Michael M. Keating	5,000		*
	John Hoyt Stookey	11,519		*
	Harold R. Logan, Jr.	14,104		*
	Dudley C. Mecum	5,634		*
	Mark J. Anton (b)	4,600		*
	All Members of the Board
	of Supervisors and Executive
	Officers as a Group (12 persons)	87,034		*
	Goldman, Sachs & Co. (c)	2,043,915	6.8%
	85 Broad Street	Common Units
	New York, NY 10004
Incentive Distribution Rights	Suburban Energy Services Group LLC	N/A	N/A

*	Less than 1%.

(a)	Excludes the following numbers of Common Units as to which the following individuals deferred receipt as described below; Mr. Alexander - 243,902 and Mr. Dunn - 48,780. These Common Units are held in trust pursuant to a Compensation Deferral Plan, and Mr. Alexander and Mr. Dunn will have no voting or investment power over these Common Units until they are distributed by the trust. Mr. Alexander and Mr. Dunn have elected to receive the quarterly cash distributions on these deferred units. Notwithstanding the foregoing, if a "change of control" of the Partnership occurs (as defined in the Compensation Deferral Plan), all of the deferred Common Units (and related distributions) held in the trust automatically become distributable to the members.

(b)	Mr. Anton shares voting and investment power over 3,600 Common Units with his wife and over 1,000 Common Units with Lizmar Partners, L.P., a family owned limited partnership of which he is its general partner.

(c)	Holder reports having shared voting power with respect to all of the Common Units and shared dispositive power with respect to all of the Common Units.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 2004, two relatives of the Partnership's President and Chief Executive Officer purchased franchise interests in Suburban Cylinder Express for the standard franchise fee of $35,000. Additionally, as part of the franchise arrangement, on an ongoing basis the franchisees will purchase propane from the Partnership for such franchises in the normal course of business. The initial purchase prices for the franchises were paid for through a gift from the Partnership's President and Chief Executive Officer. The President and Chief Executive Officer did not receive any economic interest in the franchises and will recuse himself from any determinations that may be made by the Partnership concerning the franchises. The Partnership's Audit Committee reviewed the terms of the arrangements and determined that these related parties did not receive any preferential treatment.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for services related to fiscal years 2004 and 2003 provided by PricewaterhouseCoopers LLP, our principal accountants.

	Fiscal 2004	Fiscal 2003
Audit Fees (a)	$1,088,480	$599,000
Audit-Related Fees (b)	509,500	206,000
Tax Fees (c)	660,000	590,000
All Other Fees (d)	3,500	—

(a)	Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements, and audit services provided in connection with other statutory or regulatory filings, including services related to our December 2003 public offering of Common Units.

(b)	Audit-Related Fees represent fees billed for assurance services related to the audit of our financial statements. These assurance services include fees related to compliance with the provisions of the Sarbanes-Oxley Act of 2002, as well as fees for services related to the audits of the Partnership's defined benefit pension plan and defined contribution plan financial statements, paid by the individual plans.

(c)	Tax Fees represent fees for professional services related to tax reporting, compliance and transaction services assistance.

(d)	All Other Fees represent fees for services provided to us not otherwise included in the categories above.

The Audit Committee of the Board of Supervisors has adopted a formal policy concerning the approval of audit and non-audit services to be provided by the principal accountant, PricewaterhouseCoopers LLP. The policy requires that all services PricewaterhouseCoopers LLP may provide to us, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by PricewaterhouseCoopers LLP during fiscal 2004 and fiscal 2003.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

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

SUBURBAN PROPANE PARTNERS, L.P.

Date: December 9, 2004	By: /s/ MARK A. ALEXANDER
Mark A. Alexander President, Chief Executive Officer and Appointed Supervisor

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL J. DUNN, JR	Senior Vice President – Corporate Development Suburban Propane Partners, L.P. Appointed Supervisor	December 9, 2004

(Michael J. Dunn, Jr.)

/s/ JOHN HOYT STOOKEY	Chairman and Elected Supervisor	December 9, 2004

(John Hoyt Stookey)

/s/ HAROLD R. LOGAN, JR.	Elected Supervisor	December 9, 2004

(Harold R. Logan, Jr.)

/s/ DUDLEY C. MECUM	Elected Supervisor	December 9, 2004

(Dudley C. Mecum)

/s/ ROBERT M. PLANTE	Vice President and Chief Financial Officer Suburban Propane Partners, L.P.	December 9, 2004

(Robert M. Plante)

/s/ MICHAEL A. STIVALA	Controller Suburban Propane Partners, L.P.	December 9, 2004

(Michael A. Stivala)

INDEX TO EXHIBITS

The exhibits listed on this Exhibit Index are filed as part of this Annual Report. Exhibits required to be filed by Item 601 of Regulation S-K, which are not listed below, are not applicable.

Exhibit Number	Description
2.1	Recapitalization Agreement dated as of November 27, 1998 by and among the Partnership, the Operating Partnership, the General Partner, Millennium and Suburban Energy Services Group LLC. (Incorporated by reference to Exhibit 2.1 to the Partnership's Current Report on Form 8-K filed December 3, 1998).
3.1	Second Amended and Restated Agreement of Limited Partnership of the Partnership dated as of May 26, 1999. (Incorporated by reference to the Partnership's Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 on April 22, 1999).
3.2	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated as of May 26, 1999. (Incorporated by reference to the Partnership's Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 on April 22, 1999).
4.1	Note Agreement dated as of February 28, 1996 among certain investors and the Operating Partnership relating to $425 million aggregate principal amount of 7.54% Senior Notes due June 30, 2011 (the "1996 Note Agreement"). (Incorporated by reference to Exhibit 10.3 to the Partnership's Current Report on Form 8-K filed December 3, 1998).
4.2	Amendment No. 1 to the 1996 Note Agreement dated May 13, 1998. (Incorporated by reference to Exhibit 10.4 to the Partnership's Current Report on Form 8-K filed December 3, 1998).
4.3	Amendment No. 2 to the 1996 Note Agreement dated March 29, 1999. (Incorporated by reference to Exhibit 10.5 to the Partnership's Current Report on Form 8-K filed December 3, 1998).
4.4	Amendment No. 3 to the 1996 Note Agreement dated December 6, 2000. (Incorporated by reference to Exhibit 10.6 to the Partnership's Current Report on Form 8-K filed December 3, 1998).
4.5	Amendment No. 4 to the 1996 Note Agreement dated March 21, 2002. (Incorporated by reference to Exhibit 10.7 to the Partnership's Current Report on Form 8-K filed December 3, 1998).
4.6	Amendment No. 5 to the 1996 Note Agreement dated November 20, 2002. (Incorporated by reference to Exhibit 10.8 to the Partnership's Current Report on Form 8-K filed December 3, 1998).
4.7	Guaranty Agreement dated as of April 11, 2002 provided by four direct subsidiaries of Suburban Propane, L.P. for the 7.54% Senior Notes due June 30, 2011. (Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the period ended March 30, 2002).
4.8	Intercreditor Agreement dated March 21, 2002 between First Union National Bank, the Lenders under the Operating Partnership's Amended and Restated Credit Agreement and the Noteholders of the Operating Partnership's 7.54% Senior Notes due June 30, 2011. (Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the period ended March 30, 2002).

Exhibit Number	Description
4.9	Note Agreement dated as of April 19, 2002 among certain investors and the Operating Partnership relating to $42.5 million aggregate principal amount of 7.37% Senior Notes due June 30, 2012. (Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the period ended June 29, 2002).
4.10	Guaranty Agreement dated as of July 1, 2002 provided by certain subsidiaries of Suburban Propane, L.P. for the 7.37% Senior Notes due June 30, 2012. (Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the period ended June 29, 2002).
4.11	Indenture, dated as of December 23, 2003, between Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York, as Trustee (including Form of Senior Global Exchange Note). (Incorporated by reference to Exhibit 10.28 to the Partnership's Quarterly Report on Form 10-Q For the fiscal quarter ended December 27, 2003).
4.12	Exchange and Registration Rights Agreement, dated December 23, 2003 among Suburban Propane Partners, L.P., Suburban Energy Finance Corp., Wachovia Capital Markets, LLC and Goldman, Sachs & Co. (Incorporated by reference to Exhibit 4.1 to the Partnership's registration statement on Form S-4 dated December 19, 2003).
4.13	Purchase Agreement, dated December 18, 2003 among Suburban Propane Partners, L.P., Suburban Energy Finance Corp., Wachovia Capital Markets, LLC and Goldman, Sachs & Co. (Incorporated by reference to Exhibit 4.1 to the Partnership's registration statement on Form S-4 dated December 19, 2003).
10.1	Employment Agreement dated as of March 5, 1996 between the Operating Partnership and Mr. Alexander. (Incorporated by reference to Exhibit 10.13 to the Partnership's Current Report on Form 8-K filed April 29, 1996).
10.2	First Amendment to Employment Agreement dated as of March 5, 1996 between the Operating Partnership and Mr. Alexander entered into as of October 23, 1997. (Incorporated by reference to Exhibit 10.13 to the Partnership's Current Report on Form 8-K filed April 29, 1996).
10.3	Second Amendment to Employment Agreement dated as of March 5, 1996 between the Operating Partnership and Mr. Alexander entered into as of April 14, 1999. (Incorporated by reference to Exhibit 10.15 to the Partnership's Annual Report on Form 10-K for the fiscal year ended September 27, 1997).
10.4	Suburban Propane Partners, L.P. 2000 Restricted Unit Plan. (Incorporated by reference to Exhibit 10.16 to the Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.5	The Partnership's Severance Protection Plan dated September 1996. (Incorporated by reference to the same numbered Exhibit to the Partnership's Annual Report on Form 10-K for the fiscal year ended September 28, 1996).
10.6	Suburban Propane L.P. Long Term Incentive Plan as amended and restated effective October 1, 1999. (Incorporated by reference to Exhibit 10.19 to the Partnership's Annual Report on Form 10-K for the fiscal year ended September 28, 2002).
10.7	Suburban Propane L.P. 2003 Long Term Incentive Plan. (Filed herewith).

Exhibit Number	Description
10.8	Benefits Protection Trust dated May 26, 1999 by and between Suburban Propane Partners, L.P. and First Union National Bank. (Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 1999).
10.9	Compensation Deferral Plan of Suburban Propane Partners, L.P. and Suburban Propane, L.P. amended and restated as of January 1, 2004. (Filed herewith).
10.10	Amended and Restated Supplemental Executive Retirement Plan of the Partnership (effective as of January 1, 1998). (Incorporated by reference to Exhibit 10.23 to the Partnership's Annual Report on Form 10-K for the fiscal year ended September 29, 2001).
10.11	Amended and Restated Retirement Savings and Investment Plan of Suburban Propane effective as of January 1, 1998). (Incorporated by reference to Exhibit 10.24 to the Partnership's Annual Report on Form 10-K for the fiscal year ended September 29, 2001).
10.12	Amendment No. 1 to the Retirement Savings and Investment Plan of Suburban Propane (effective January 1, 2002). (Incorporated by reference to Exhibit 10.25 to the Partnership's Annual Report on Form 10-K for the fiscal year ended September 28, 2002).
10.13	Third Amended and Restated Credit Agreement dated October 20, 2004. (Filed herewith).
10.14	Purchase and Non-Competition Agreement dated as of January 1, 2004 between Ferrellgas, L.P. and Suburban Propane, L.P. and Suburban Sales and Service, Inc. (Filed herewith).
10.15	Purchase and Non-Competition Agreement dated September 1, 2004 between Ferrellgas, L.P. and Suburban Propane, L.P. and Suburban Sales and Service, Inc. (Filed herewith).
14.1	Code of Ethics. (Filed herewith).
21.1	Subsidiaries of Surburban Propane Partners, L.P. (Filed herewith).
23.1	Consent of Independent Accountants. (Filed herewith).
31.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
31.2	Certification of the Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
32.2	Certification of the Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

INDEX TO FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Supervisors and Unitholders of
Suburban Propane Partners, L.P.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15.(a)1. present fairly, in all material respects, the financial position of Suburban Propane Partners, L.P. and its subsidiaries (the "Partnership") at September 25, 2004 and September 27, 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 25, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15.(a)2. presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Florham Park, NJ
December 8, 2004

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September25, 2004	September 27, 2003
ASSETS
Current assets:
Cash and cash equivalents	$53,481	$15,765
Accounts receivable, less allowance for doubtful accounts of $7,896 and $2,519, respectively	91,000	36,437
Inventories	65,119	41,510
Prepaid expenses and other current assets	43,294	5,200
Total current assets	252,894	98,912
Property, plant and equipment, net	406,702	312,790
Goodwill	282,015	243,236
Other intangible assets, net	25,582	1,035
Other assets	24,814	14,586
Total assets	$992,007	$670,559
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$60,664	$26,204
Accrued employment and benefit costs	25,152	20,798
Current portion of long-term borrowings	42,940	42,911
Accrued insurance	12,724	7,810
Customer deposits and advances	61,265	23,958
Accrued interest	10,067	7,457
Other current liabilities	32,152	8,575
Total current liabilities	244,964	137,713
Long-term borrowings	472,975	340,915
Postretirement benefits obligation	31,616	33,435
Accrued insurance	25,517	25,758
Accrued pension liability	35,035	42,136
Other liabilities	13,782	6,524
Total liabilities	823,889	586,481
Commitments and contingencies

Partners' capital:
Common Unitholders (30,257 and 27,256 units issued and outstanding at
September 25, 2004 and September 27, 2003, respectively)	238,880	165,950
General Partner	852	1,567
Deferred compensation	(5,778)	(5,795)
Common Units held in trust, at cost	5,778	5,795
Unearned compensation	(3,845)	(2,171)
Accumulated other comprehensive loss	(67,769)	(81,268)
Total partners' capital	168,118	84,078
Total liabilities and partners' capital	$992,007	$670,559

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)

	Year Ended
	September 25, 2004	September 27, 2003	September 28, 2002
Revenues
Propane	$856,109	$680,840	$578,439
Fuel oil and refined fuels	281,682	—	—
Natural gas and electricity	68,452	—	—
HVAC	92,072	46,938	47,926
Other	8,939	7,297	8,757
	1,307,254	735,075	635,122
Costs and expenses
Cost of products sold	779,029	358,582	276,574
Operating	361,696	232,462	216,641
General and administrative	53,888	36,661	30,771
Restructuring costs	2,942	—	—
Impairment of goodwill	3,177	—	—
Depreciation and amortization	36,743	27,520	28,355
Gain on sale of storage facility	—	—	(6,768)
	1,237,475	655,225	545,573
Income before interest expense and provision for income taxes	69,779	79,850	89,549
Interest income	(429)	(334)	(600)
Interest expense	41,261	33,963	35,925
Income before provision for income taxes	28,947	46,221	54,224
Provision for income taxes	3	202	703
Income from continuing operations	28,944	46,019	53,521
Discontinued operations (Note 17):
Gain on sale of customer service centers	26,332	2,483	—
(Loss) income from discontinued service centers	(972)	167	3
Net income	$54,304	$48,669	$53,524
General Partner's interest in net income	$1,310	$1,193	$1,362
Limited Partners' interest in net income	$52,994	$47,476	$52,162
Income per Common Unit - basic
Income from continuing operations	$0.96	$1.77	$2.12
Discontinued operations	0.83	0.10	—
Net income	$1.79	$1.87	$2.12
Weighted average number of Common Units outstanding - basic	29,599	25,359	24,631
Income per Common Unit - diluted
Income from continuing operations	$0.96	$1.76	$2.12
Discontinued operations	0.82	0.10	—
Net income	$1.78	$1.86	$2.12
Weighted average number of Common Units outstanding - diluted	29,705	25,495	24,665

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	September 25, 2004	September 27, 2003	September 28, 2002
Cash flows from operating activities:
Net income	$54,304	$48,669	$53,524
Adjustments to reconcile net income to net cash provided by operations:
Depreciation expense	33,344	27,097	27,857
Amortization of intangible assets	3,399	423	498
Amortization of debt origination costs	1,421	1,291	1,338
Amortization of unearned compensation	1,171	863	985
Gain on disposal of property, plant and
equipment, net	(715)	(636)	(546)
Gain on sale of customer service centers	(26,332)	(2,483)	—
Pension settlement charge	5,337	—	—
Impairment of goodwill	3,177	—	—
Gain on sale of storage facility	—	—	(6,768)
Changes in assets and liabilities, net of businesses acquired and of dispositions:
Decrease/(increase) in accounts receivable	10,047	(4,101)	9,635
(Increase)/decrease in inventories	(11,655)	(5,339)	5,402
(Increase)/decrease in prepaid expenses and other current assets	(12,177)	576	(2,526)
Increase/(decrease) in accounts payable	17,603	(1,208)	(10,862)
Increase/(decrease) in accrued employment and benefit costs	1,024	(632)	(8,518)
Increase/(decrease) in accrued interest	2,610	(1,209)	348
Increase/(decrease) in other accrued liabilities	20,233	(1,825)	(1,153)
Decrease/(increase) in other noncurrent assets	619	(7,435)	(439)
(Decrease)/increase in other noncurrent liabilities	(10,345)	3,249	—
Net cash provided by operating activities	93,065	57,300	68,775
Cash flows from investing activities:
Capital expenditures	(26,527)	(14,050)	(17,464)
Acquisition of Agway Energy, net of cash acquired	(211,181)	—	—
Proceeds from sale of property, plant and equipment	1,799	1,994	2,625
Proceeds from sale of customer service centers, net	39,352	7,197	—
Proceeds from sale of storage facility, net	—	—	7,988
Net cash used in investing activities	(196,557)	(4,859)	(6,851)
Cash flows from financing activities:
Long-term debt repayments	(42,911)	(88,939)	(408)
Long-term debt issuance	175,000	—	—
Expenses associated with debt agreements	(5,947)	(826)	—
Net proceeds from issuance of Common Units	87,566	72,186	—
Partnership distributions	(72,500)	(60,052)	(57,055)
Net cash provided by/(used in) financing activities	141,208	(77,631)	(57,463)
Net increase/(decrease) in cash and cash equivalents	37,716	(25,190)	4,461
Cash and cash equivalents at beginning of year	15,765	40,955	36,494
Cash and cash equivalents at end of year	53,481	15,765	40,955
Supplemental disclosure of cash flow information:
Cash paid for interest	$35,252	$33,635	$34,134
Non-cash adjustment for minimum pension liability	$2,096	$(4,938)	$37,800

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(in thousands)

	Number of Common Units	Common Unitholders	General Partner	Deferred Compen- sation	Common Units Held in Trust	Unearned Compen- sation	Accumulated Other Compre- hensive (Loss)/Income	Total Partners' Capital	Compre- hensive Income
Balance at September 29, 2001	24,631	$105,549	$1,888	$(11,567)	$11,567	$(1,211)	$(47,277)	$58,949
Net income		52,162	1,362					53,524	$53,524
Other comprehensive income:
Net unrealized gains on cash flow hedges							838	838	838
Less: Reclassification of realized gains on cash flow hedges into earnings							(155)	(155)	(155)
Minimum pension liability adjustment							(37,800)	(37,800)	(37,800)
Comprehensive income									$16,407
Partnership distributions		(55,729)	(1,326)					(57,055)
Grants issued under Restricted Unit Plan, net of forfeitures		1,698				(1,698)		—
Amortization of Compensation Deferral Plan						382		382
Amortization of Restricted Unit Plan, net of forfeitures						603		603
Balance at September 28, 2002	24,631	103,680	1,924	(11,567)	11,567	(1,924)	(84,394)	19,286
Net income		47,476	1,193					48,669	$48,669
Other comprehensive income:
Net unrealized losses on cash flow hedges							(1,129)	(1,129)	(1,129)
Less: Reclassification of realized gains on cash flow hedges into earnings							(683)	(683)	(683)
Minimum pension liability adjustment							4,938	4,938	4,938
Comprehensive income									$51,795
Partnership distributions		(58,502)	(1,550)					(60,052)
Sale of Common Units under public offering, net of offering expenses	2,625	72,186						72,186
Distribution of Common Units held in trust				5,772	(5,772)			—
Grants issued under Restricted Unit Plan, net of forfeitures		1,110				(1,110)		—
Amortization of Restricted Unit Plan, net of forfeitures						863		863
Balance at September 27, 2003	27,256	165,950	1,567	(5,795)	5,795	(2,171)	(81,268)	84,078
Net income		52,994	1,310					54,304	$54,304
Other comprehensive income:
Net unrealized gains on cash flow hedges							9,129	9,129	9,129
Less: Reclassification of realized losses on cash flow hedges into earnings							1,129	1,129	1,129
Non-cash pension settlement charge							5,337	5,337	5,337
Minimum pension liability adjustment							(2,096)	(2,096)	(2,096)
Comprehensive income									$67,803
Partnership distributions		(70,475)	(2,025)					(72,500)
Sale of Common Units under public offering, net of offering expenses	2,990	87,566						87,566
Common Units issued under Restricted Unit Plan	11
Common Units distributed into trust				(159)	159			—
Distribution of Common Units held in trust				176	(176)			—
Grants issued under Restricted Unit Plan, net of forfeitures		2,845				(2,845)		—
Amortization of Restricted Unit Plan, net of forfeitures						1,171		1,171
Balance at September 25, 2004	30,257	$238,880	$852	$(5,778)	$5,778	$(3,845)	$(67,769)	$168,118

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the "Partnership") is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail and wholesale marketing and distribution of propane, and related appliances, parts and service. In addition, with the acquisition of the assets and operations of Agway Energy on December 23, 2003 (see Note 3), the Partnership has expanded its activities to include the marketing and distribution of fuel oil and other refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. The limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange ("Common Units"), with 30,256,767 Common Units outstanding at September 25, 2004. The limited partners are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Second Amended and Restated Agreement of Limited Partners (the "Partnership Agreement"), such as the election of three of the five members of the Board of Supervisors and vote on the removal of the general partner.

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

The general partner of both the Partnership and the Operating Partnership is Suburban Energy Services Group LLC (the "General Partner"), a Delaware limited liability company. The General Partner is owned by senior management of the Partnership and, following the public offerings discussed in Note 16, owns a combined 1.54% general partner interest in the Partnership and the Operating Partnership. The General Partner appoints two of the five members of the Board of Supervisors.

On January 5, 2001, Suburban Holdings, Inc., a subsidiary of the Operating Partnership, was formed to hold the stock of Gas Connection, Inc. (d/b/a HomeTown Hearth & Grill), Suburban @ Home, Inc. and Suburban Franchising, Inc. HomeTown Hearth & Grill sells and installs natural gas and propane gas grills, fireplaces and related accessories and supplies. Suburban @ Home sells, installs, services and repairs a full range of heating, ventilation and air conditioning ("HVAC") products. Suburban Franchising creates and develops propane related franchising business opportunities.

On November 21, 2003, Suburban Heating Oil Partners, LLC, a subsidiary of HomeTown Hearth & Grill, was formed to acquire and operate the fuel oil and other refined fuels and HVAC assets and businesses of Agway Energy (see Note 3). In addition, Agway Energy Services, LLC, also a subsidiary of HomeTown Hearth & Grill, was formed to acquire and operate the natural gas and electricity marketing business of Agway Energy.

Suburban Energy Finance Corporation, a direct wholly-owned subsidiary of the Partnership, was formed on November 26, 2003 to serve as co-issuer, jointly and severally with the Partnership, of the Partnership's $175,000 6.875% senior notes due in 2013 (see Note 9).

The Partnership serves more than 1,000,000 active residential, commercial, industrial and agricultural customers from approximately 370 customer service centers in 30 states. The Partnership's operations are concentrated in the east and west coast regions of the United States. No single customer accounted for 10% or more of the Partnership's revenues during fiscal 2004, 2003 or 2002. During fiscal 2004, 2003 and 2002, three suppliers provided approximately 36%, 42% and 49%, respectively, of the Partnership's total domestic propane supply. The Partnership believes that, if supplies from any of these three suppliers were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations.

2.	Summary of Significant Accounting Policies

Principles of Consolidation.    The consolidated financial statements include the accounts of the Partnership and all of its direct and indirect subsidiaries. All significant intercompany transactions and account balances have been eliminated. The Partnership consolidates the results of operations, financial condition and cash flows of the Operating Partnership as a result of the Partnership's 98.9899% limited partner interest in the Operating Partnership and its ability to influence control over the major operating and financial decisions through the powers of the Board of Supervisors provided for in the Second Amended and Restated Agreement of Limited Partnership.

Fiscal Period.    The Partnership's fiscal year ends on the last Saturday nearest to September 30.

Revenue Recognition. Sales of propane, fuel oil and other refined fuels are recognized at the time product is delivered to the customer. Revenue from the sale of appliances and equipment is recognized at the time of sale or when installation is complete, as applicable. Revenue from repairs, maintenance and other service activities is recognized upon completion of the service. Revenue from HVAC service contracts is recognized ratably over the service period. Revenue from the natural gas and electricity business is recognized based on customer usage as determined by meter readings.

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

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and other refined fuels and a standard cost basis for appliances, which approximates average cost.

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

Market risks associated with the trading of futures, options and forward contracts are monitored daily for compliance with the Partnership's Hedging and Risk Management Policy which includes volume limits for open positions. Open inventory positions are also reviewed and managed daily as to exposures to changing market prices.

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

Buildings	40 Years
Building and land improvements	10-40 Years
Transportation equipment	4-30 Years
Storage facilities	7-40 Years
Equipment, primarily tanks and cylinders	3-40 Years
Computer software	3-7 Years

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

Goodwill.    Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is subject to an impairment review at a reporting unit level, on an annual basis in August of each year, or when an event occurs or circumstances change that would indicate potential impairment. The Partnership assesses the carrying value of goodwill at a reporting unit level based on an estimate of the fair value of the respective reporting unit. Fair value of the reporting unit is estimated using discounted cash flow analyses taking into consideration estimated cash flows in a ten-year projection period and a terminal value calculation at the end of the projection period. If the fair value of the reporting unit exceeds its carrying value, the goodwill associated with the reporting unit is not considered to be impaired. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized to the extent that the carrying amount of the associated goodwill exceeds the implied fair value of the goodwill.

Other Intangible Assets.    Other intangible assets consist of non-compete agreements and acquired leasehold interests, customer lists and trade names. Non-compete agreements are amortized under the straight-line method over the periods of the related agreements, ending periodically between fiscal years 2005 and 2011. Leasehold interests are amortized under the straight-line method over the shorter of the lease term or the useful life of the related assets, through fiscal 2025. Customer lists and trade names are amortized under the straight-line method over the estimated period for which the assets are expected to contribute to the future cash flows of the reporting entities to which they relate, ending periodically between fiscal years 2006 and 2018.

Accrued Insurance.    Accrued insurance represents the estimated costs of known and anticipated or unasserted claims under the Partnership's general and product, workers' compensation and automobile insurance policies. Accrued insurance provisions for unasserted claims arising from unreported incidents are based on an analysis of historical claims data. For each claim, the Partnership records a self-insurance provision up to the estimated amount of the probable claim utilizing actuarially determined loss development factors applied to actual claims data. The Partnership maintains insurance coverage wherein our net exposure for insured claims is limited to the insurance deductible, claims above which are paid by the Partnership's insurance carriers. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets related to the amount of the liability to be covered by insurance. Claims are generally settled within 5 years of origination.

Environmental Reserves.    The Partnership establishes reserves for environmental exposures when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based upon the Partnership's best estimate of costs associated with environmental remediation and ongoing monitoring activities. Accrued environmental reserves are exclusive of claims against third parties, and an asset is established where contribution or reimbursement from such third parties has been agreed and the Partnership is reasonably assured of receiving such contribution or reimbursement. Environmental reserves are not discounted.

Income Taxes.    As discussed in Note 1, the Partnership structure consists of two limited partnerships, the Partnership and the Operating Partnership, and several corporate entities (the "Corporate Entities"). For federal and state income tax purposes, the earnings attributable to the Partnership and the Operating Partnership are included in the tax returns of the individual partners. As a result, no recognition of income tax expense has been reflected in the Partnership's consolidated financial statements relating to the earnings of the Partnership and the Operating Partnership. The earnings attributable to the Corporate Entities are subject to federal and state income taxes. Accordingly, the Partnership's consolidated financial statements reflect income tax expense related to the Corporate Entities' earnings. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Common Unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership Agreement.

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

Costs and Expenses.    The cost of products sold reported in the consolidated statements of operations represents the weighted average unit cost of propane, fuel oil and other refined fuels sold, including transportation costs to deliver product from the Partnership's supply points to storage or to the Partnership's customer service centers. Cost of products sold also includes the cost of appliances, equipment and related parts sold or installed by the Partnership's customer service centers computed on a basis that approximates the average cost of the products. Cost of products sold is reported exclusive of any depreciation and amortization as such amounts are reported separately within the consolidated statements of operations.

All other costs of operating the Partnership's retail propane, fuel oil and other refined fuels distribution and appliance sales and service operations are reported within operating expenses in the consolidated statements of operations. These operating expenses include the compensation and benefits of field and direct operating support personnel, costs of operating and maintaining the vehicle fleet, overhead and other costs of the purchasing, training and safety departments and other direct and indirect costs of the Partnership's customer service centers.

All costs of back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.

Net Income Per Unit.    Basic net income per Common Unit is computed by dividing net income, after deducting the General Partner's approximate 3.1% interest, by the weighted average number of outstanding Common Units. Diluted net income per Common Unit is computed by dividing net income, after deducting the General Partner's approximate 3.1% interest, by the weighted average number of outstanding Common Units and time vested Restricted Units granted under the 2000 Restricted Unit Plan. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 105,711 units and 135,567 units for the years ended September 25, 2004 and September 27, 2003, respectively, to reflect the potential dilutive effect of the time vested Restricted Units outstanding using the treasury stock method. Net income is allocated to the Common Unitholders and the General Partner in accordance with their respective Partnership ownership interests, after giving effect to any priority income allocations for incentive distributions allocated to the General Partner.

On March 31, 2004, the Emerging Issues Task Force ("EITF") reached a consensus under EITF 03-6 "Participating Securities and the Two-Class Method Under FAS 128" ("EITF 03-6") which requires, among other things, the use of the two-class method of computing earnings per unit when participating securities exist. The two-class method is an earnings allocation formula that computes earnings per unit for each class of common unit and participating security according to distributions declared and participation rights in undistributed earnings, as if all of the earnings were distributed to limited partners and the general partner. EITF 03-6 was adopted by the Partnership at the end of fiscal 2004. However, the application of its consensus on the computation of our net income per Common Unit for the fiscal year ended September 25, 2004 did not have any impact on annual net income per Common Unit. EITF 03-6 may have an impact on the computation of net income per Common Unit on a quarterly basis, depending on the level of net income in relation to distributions declared.

Comprehensive Income.    The Partnership reports comprehensive (loss)/income (the total of net income and all other non-owner changes in partners' capital) within the consolidated statement of partners' capital. Comprehensive (loss)/income includes unrealized gains and losses on derivative instruments accounted for as cash flow hedges and minimum pension liability adjustments.

Recently Issued Accounting Standards.    In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"). SFAS 151 amends the guidance in Chapter 4 of Accounting Research Bulletin No. 43, "Inventory Pricing" to clarify the accounting for amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 requires that these types of items be recognized as current period charges as they occur. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard is not expected to have an impact on the Partnership's consolidated financial position, results of operations or cash flows.

Reclassifications.    Certain prior period amounts have been reclassified to conform with the current period presentation.

3.	Acquisition of Agway Energy

On December 23, 2003, the Partnership acquired substantially all of the assets and operations of Agway Energy Products, LLC, Agway Energy Services, Inc. and Agway Energy Services PA, Inc. (collectively referred to as "Agway Energy") pursuant to an asset purchase agreement dated November 10, 2003 (the "Agway Acquisition"). Agway Energy, based in Syracuse, New York, was a leading regional marketer of propane, fuel oil, gasoline and diesel fuel primarily in New York, Pennsylvania, New Jersey and Vermont. To complement its core marketing and delivery business, Agway Energy also installs and services a wide variety of home comfort equipment, particularly in the areas of heating, ventilation and air conditioning. The Agway Acquisition was consistent with the Partnership's business strategy of prudently pursuing acquisitions of retail propane distributors and other energy-related businesses that can complement or supplement its core propane operations and also expanded its presence in the northeast energy market. The total cost of the Agway Acquisition, including the purchase price of $205,055 (net of a working capital adjustment paid to the Partnership of $945), $2,650 for non-compete agreements with certain members of the management of Agway Energy and $3,500 in transaction related costs, was approximately $211,205.

The Agway Acquisition was financed with net proceeds of $87,566 from the issuance of 2,990,000 Common Units in December 2003 (see Note 16) and a portion of the net proceeds from the offering of unsecured 6.875% senior notes (see Note 9). The results of Agway Energy have been included in the Partnership's consolidated financial statements from the date of the Agway Acquisition. The cost of the Agway Acquisition has been allocated to the assets acquired and liabilities assumed according to their fair values.

The total cost of the Agway Acquisition has been allocated as follows:

Net current assets	$31,241
Property, plant and equipment	112,187
Intangible assets	28,046
Goodwill	41,956
Environmental escrow asset	13,750
Deferred tax assets	21,519
Deferred tax asset valuation allowance	(21,519)
Severance and other restructuring costs	(2,225)
Environmental reserve	(13,750)
Total cost of Acquisition	$211,205

Property, plant and equipment.    The fair value of acquired property, plant and equipment, including land, buildings, storage equipment, vehicles, tanks and cylinders and computer equipment is based upon their respective value-in-use, unless there was a known plan to dispose of an asset. Assets to be disposed of or otherwise abandoned were not assigned a value.

Intangible assets.    Identifiable intangible assets include the fair value of customer lists of $19,866, trade names of $3,513, non-compete agreements of $2,700 and below market lease arrangements of $1,967. The values assigned to customer lists and trade names are being amortized on a straight-line basis over a period of two to 15 years. The non-compete agreements are being amortized on a straight-line basis over the non-compete period ranging from one to two years and the value assigned to the lease arrangements is being amortized over the remaining 21-year lease term.

Goodwill.    In accordance with the requirements of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the residual goodwill and acquired indefinite-lived intangible asset related to the $6,800 value assigned to the assembled workforce will not be amortized. Such goodwill and intangible asset are deductible for tax purposes.

Environmental escrow asset and reserves.    The Partnership acquired certain surplus properties with either known or probable environmental exposure, some of which are currently in varying stages of investigation, remediation or monitoring. Additionally, the Partnership identified that certain active sites acquired contained environmental exposures which may require further investigation, future remediation or ongoing monitoring activities. Based on the Partnership's current best estimate of future costs for environmental investigations, remediation and ongoing monitoring activities associated with acquired properties with either known or probable environmental exposures an environmental reserve in the amount of $13,750 has been established in purchase accounting.

Under the Purchase and Sale Agreement, Agway, Inc. has set aside $15,000 from the total purchase price in a separate escrow account to fund any future environmental costs and expenses. Accordingly, in the preliminary allocation of the purchase price, the Partnership established a corresponding environmental escrow asset in the amount of $13,750 related to the future reimbursement from escrowed funds for environmental spending. Under the terms of the Purchase and Sale Agreement, the escrowed funds will be used to fund environmental costs and expenses during the first three years following the closing date of the Agway Acquisition. Subject to amounts withheld with respect to any pending claims made prior to the third anniversary of the closing date of the Agway Acquisition, any remaining escrowed funds will be remitted to Agway, Inc. at the end of the three-year period.

Deferred taxes.    For tax purposes, the assets and operations of the propane segment are reported within the Operating Partnership. Accordingly, the earnings attributable to the propane operations are not subject to federal and state income taxes at the entity level; rather, such earnings are included in the tax returns of the individual partners. All other assets and operations acquired are reported within an indirect, wholly-owned subsidiary of the Operating Partnership that will be subject to corporate level federal and state income taxes. The deferred tax assets established in purchase accounting represent the tax effect of temporary differences between the financial statement basis and tax basis of assets acquired and liabilities assumed as of the date of the Agway Acquisition. The temporary differences primarily relate to certain accruals and reserves established for book purposes that are expected to give rise to future tax deductions.

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

Severance and other restructuring costs.    Termination benefits and relocation costs associated with employees of Agway Energy affected by integration and restructuring plans were recorded as part of purchase accounting. The individuals affected have been identified and their termination or relocation benefits have been communicated. Activities associated with the restructuring plans are expected to occur during the first twelve months following the Agway Acquisition. Additionally, as part of the Partnership's approved plans to integrate the operating facilities in the northeast, costs to exit certain facilities and relocate equipment have been recorded as part of purchase accounting.

Derivative assets.    Net current assets acquired includes a derivative asset in the amount of $7,860 representing the fair value of futures and option contracts acquired that were identified as hedges of future purchases of fuel oil and propane. As the underlying futures and option contracts are settled the derivative assets are charged to cost of products sold as an offset to the realized gains from contract settlement. The impact on cost of products sold represents a non-cash charge resulting from the application of purchase accounting on derivative instruments acquired. For the year ended September 25, 2004, the Partnership recorded a non-cash charge of $6,327 within cost of products sold related to contracts settled during the period.

Pro Forma Results.    The following unaudited pro forma information presents the results of operations of the Partnership as if the Agway Acquisition had occurred at the beginning of the periods shown. The pro forma information, however, is not necessarily indicative of the results of operations assuming the Agway Acquisition had occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Year Ended
	September 25, 2004	September 27, 2003
As reported
Revenues	$1,307,254	$735,075
Income from continuing operations	28,944	46,019
Income from continuing operations per
Common Unit - basic	$0.96	$1.77
Pro Forma
Revenues	$1,475,579	$1,424,552
Income from continuing operations	33,235	56,302
Income from continuing operations per
Common Unit - basic	$1.10	$2.17

The as reported and pro forma income from continuing operations for the year ended September 25, 2004 above includes the restructuring charge of $2,942 as further described in Note 7 below, the $5,337 non-cash pension settlement charge described in Note 12 below and the $3,177 non-cash charge for the impairment of goodwill described in Note 6 below. These charges were not reflected in the pro forma results for the year ended September 27, 2003.

4.	Distributions of Available Cash

The Partnership makes distributions to its partners approximately 45 days after the end of each fiscal quarter of the Partnership in an aggregate amount equal to its Available Cash for such quarter. Available Cash, as defined in the Partnership Agreement, generally means all cash on hand at the end of the respective fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. These reserves are retained for the proper conduct of the Partnership's business, the payment of debt principal and interest and for distributions during the next four quarters. Distributions by the Partnership in an amount equal to 100% of its Available Cash will generally be made 98.46% to the Common Unitholders and 1.54% to the General Partner, subject to the payment of incentive distributions to the General Partner to the extent the quarterly distributions exceed a target distribution of $0.55 per Common Unit.

As defined in the Partnership Agreement, the General Partner has certain Incentive Distribution Rights ("IDRs") which represent an incentive for the General Partner to increase distributions to Common Unitholders in excess of the target quarterly distribution of $0.55 per Common Unit. With regard to the first $0.55 of quarterly distributions paid in any given quarter, 98.46% of the Available Cash is distributed to the Common Unitholders and 1.54% is distributed to the General Partner (98.29% and 1.71%, respectively, prior to the December 2003 public offering and 98.11% and 1.89%, respectively, prior to the June 2003 public offering described in Note 16). With regard to the balance of quarterly distributions in excess of the $0.55 per Common Unit target distribution, 85% of the Available Cash is distributed to the Common Unitholders and 15% is distributed to the General Partner.

The following summarizes the quarterly distributions per Common Unit declared and paid in respect of each of the quarters in the three fiscal years in the period ended September 25, 2004:

	September 25, 2004	September 27, 2003	September 28, 2002
First Quarter	$0.5875	$0.5750	$0.5625
Second Quarter	0.6000	0.5750	0.5625
Third Quarter	0.6125	0.5875	0.5750
Fourth Quarter	0.6125	0.5875	0.5750

On October 21, 2004, the Board of Supervisors declared a quarterly distribution of $0.6125 per Common Unit in respect of the fourth quarter of fiscal 2004, which was paid on November 9, 2004 to holders of record on November 2, 2004. This quarterly distribution includes incentive distributions payable to the General Partner to the extent the quarterly distribution exceeds $0.55 per Common Unit.

5.	Selected Balance Sheet Information

Inventories consist of the following:

	September 25, 2004	September 27, 2003
Propane and refined fuels	$50,286	$34,033
Appliances and related parts	14,833	7,477
	$65,119	$41,510

The Partnership enters into contracts to buy propane for supply purposes. Such contracts generally have one year terms subject to annual renewal, with propane costs based on market prices at the date of delivery.

Property, plant and equipment consist of the following:

	September 25, 2004	September 27, 2003
Land and improvements	$30,811	$27,134
Buildings and improvements	77,119	59,543
Transportation equipment	43,529	36,677
Storage facilities	82,665	59,554
Equipment, primarily tanks and cylinders	424,174	370,494
Computer software	21,224	12,122
Construction in progress	10,088	2,531
	689,610	568,055
Less: accumulated depreciation	282,908	255,265
	$406,702	$312,790

Depreciation expense for the years ended September 25, 2004, September 27, 2003 and September 28, 2002 amounted to $33,344, $27,097 and $27,857, respectively. Depreciation expense for the year ended September 25, 2004 included a non-cash charge of $1,000 related to a write-down of assets abandoned as a result of facility integration efforts in the Partnership's northeast operations following the Agway Acquisition. As of September 25, 2004, the Partnership had approximately $4,000 of assets held for sale which were included in property, plant and equipment and are being actively marketed.

6.	Goodwill and Other Intangible Assets

During fiscal 2004, as a result of continued losses in one of the Partnership's reporting units acquired in fiscal 1999, the carrying value of goodwill was considered to be fully impaired when applying the discounted cash flow valuation analysis. Accordingly, the Partnership recorded a non-cash charge of $3,177 within the consolidated statements of operations related to goodwill for the year ended September 25, 2004.

The changes in the carrying amount of goodwill for the year ended September 25, 2004 are as follows:

	Propane	Fuel Oil and Refined Fuels	Natural Gas and Electricity	HVAC	All Other	Total
Balance as of September 27, 2003	$240,059	$—	$—	$—	$3,177	$243,236
Acquired goodwill	22,500	10,900	7,900	656	—	41,956
Goodwill impairment charge recognized	—	—	—	—	(3,177)	(3,177)
Balance as of September 25, 2004	$262,559	$10,900	$7,900	$656	$—	$282,015

In accordance with SFAS 142, the Partnership completed its annual impairment review and, as the fair values of identified reporting units exceeded their respective carrying values, goodwill was not considered impaired as of September 25, 2004 nor as of September 27, 2003.

Other intangible assets consist of the following:

	September 25, 2004	September 27, 2003
Customer lists	$19,866	$—
Trade names	3,513	—
Non-compete agreements	5,467	3,608
Other	1,967	—
	30,813	3,608
Less: accumulated amortization	5,231	2,573
	$25,582	$1,035

Aggregate amortization expense related to other intangible assets for the years ended September 25, 2004, September 27, 2003 and September 28, 2002 was $3,399, $423 and $498, respectively.

Aggregate amortization expense related to other intangible assets for each of the five succeeding fiscal years as of September 25, 2004 is as follows: 2005 - $4,087; 2006 - $2,685; 2007 - $2,134, 2008 - $2,098 and 2009 - $2,093.

7.	Restructuring Costs

During fiscal 2004, in connection with the initial integration of certain management and back office functions of Agway Energy, the Partnership's management approved and initiated plans to restructure the operations of both the Partnership and Agway Energy. Restructuring charges related to plans that have an impact on the assets, employees and operations of the Partnership are recorded in current period earnings when specific decisions are approved and costs associated with such activities are incurred. Severance and other restructuring or relocation costs associated with assets, employees and operations of Agway Energy are recorded as liabilities assumed in the purchase business combination and result in an increase to goodwill (see Note 3).

For the year ended September 25, 2004, the Partnership recorded a restructuring charge of $2,942 within the consolidated statements of operations related primarily to employee termination costs incurred as a result of actions taken during fiscal 2004. The components of restructuring charges that were both expensed and recorded as part of purchase accounting are as follows:

	Restructuring Costs Incurred	Utilization Through September 25, 2004	Reserve at September 25, 2004
Charges expensed:
Severance and other employee costs	$2,942	$(2,227)	$715
Charges recorded in purchase accounting:
Severance and other employee costs	$700	$(561)	$139
Relocation costs	525	(290)	235
Other exit costs	1,000	—	1,000
Total	$2,225	$(851)	$1,374

The $2,089 in restructuring and other exit costs as of September 25, 2004 is expected to be paid over the course of the next twelve months.

8.	Income Taxes

The Partnership and the Operating Partnership are not subject to corporate level income tax, rather the earnings of these entities are included in the tax returns of the individual partners. However, the earnings of the Corporate Entities that do not qualify under the Internal Revenue Code for partnership status are subject to federal and state income taxes. The Partnership's fuel oil and other refined fuels, natural gas and electricity and HVAC business segments are structured as Corporate Entities and, as such, are subject to corporate level income tax.

The income tax provision/(benefit) of the Partnership consists of the following:

	September 25, 2004	September 27, 2003	September 28, 2002
Current
Federal	$(302)	$10	$464
State and local	305	192	239
Deferred	—	—	—
	$3	$202	$703

The federal income tax benefit reported for fiscal 2004 results from a refund of prior taxes paid.

The provision for income taxes differs from income taxes computed at the United States federal statutory rate as a result of the following:

	September 25, 2004	September 27, 2003	September 28, 2002
Income tax provision at federal statutory tax rate	$19,006	$17,105	$18,979
Impact of Partnership income not subject to federal income taxes	(27,477)	(20,221)	(20,964)
Permanent differences	1,135	—	—
Change in valuation allowance	7,336	3,362	1,985
State income taxes	305	192	239
Other, net	(302)	(236)	464
Provision for income taxes	$3	$202	$703

The components of net deferred taxes and the related valuation allowance as of September 25, 2004 and September 27, 2003 using current enacted tax rates are as follows:

	September 25, 2004	September 27, 2003
Deferred tax assets:
Net operating loss carryforwards	$30,409	$5,491
Allowance for doubtful accounts	1,097	—
Inventory	860	124
Amortization of intangible assets	531	10
Derivative instruments	301	—
Severance and other exit costs	473	—
Other accruals	1,301	299
Total deferred tax assets	34,972	5,924
Deferred tax liabilities:
Depreciation	261	5
Total deferred tax liabilities	261	5
Net deferred tax assets	34,711	5,919
Valuation allowance	(34,711)	(5,919)
Net deferred tax assets	$—	$—

In order to fully realize the net deferred tax assets, the Corporate Entities will need to generate future taxable income. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of current taxable income and projections of future taxable income of the Corporate Entities over the periods which deferred tax assets are expected to be deductible, management believes that it is more likely than not that the Partnership will not realize the full benefit of its deferred tax assets as of September 25, 2004 and September 27, 2003. Of the total valuation allowance as of September 25, 2004, $21,519 was established through purchase accounting for the Agway Acquisition in December 2003. To the extent that a reversal of a portion of the valuation allowance is warranted in the future, the reversal will be recorded as a reduction of goodwill with no impact on the deferred tax provision.

As of September 25, 2004, the Partnership had tax loss carryforwards for federal income tax reporting purposes of approximately $81,541 which are available to offset future federal taxable income and expire between 2011 and 2024.

9.	Long-Term Borrowings

Long-term borrowings consist of the following:

	September 25, 2004	September 27, 2003
Senior Notes, 7.54%, due June 30, 2011	$297,500	$340,000
Senior Notes, 6.875%, due December 15, 2013	175,000	—
Senior Notes, 7.37%, due June 30, 2012	42,500	42,500
Note payable, 8%, due in annual installments through 2006	915	1,322
Amounts outstanding under Revolving Credit Agreement	—	—
Other long-term liabilities	—	4
	515,915	383,826
Less: current portion	42,940	42,911
	$472,975	$340,915

On December 23, 2003, the Partnership and its subsidiary Suburban Energy Finance Corporation issued $175,000 aggregate principal amount of Senior Notes (the "2003 144A Notes") with an annual interest rate of 6.875% through a debt offering under Rule 144A and Regulation S of the Securities Act of 1933. On May 13, 2004, pursuant to a registration rights agreement, the Partnership exchanged the $175,000 senior notes that were issued on December 23, 2003 with $175,000 senior notes that were registered with the SEC and which have substantially the same terms as the 2003 144A Notes (the "2003 Senior Notes"). The Partnership's obligations under the 2003 Senior Notes are unsecured and will rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The 2003 Senior Notes are structurally subordinated to, which means they rank effectively behind, the senior notes and other liabilities of the Operating Partnership. The 2003 Senior Notes will mature on December 15, 2013, and require semi-annual interest payments that began on June 15, 2004. The Partnership is permitted to redeem some or all of the 2003 Senior Notes any time on or after December 15, 2008, at redemption prices specified in the indenture governing the 2003 Senior Notes (the "2003 Senior Note Agreement"). The 2003 Senior Note Agreement contains certain restrictions applicable to the Partnership and certain of its subsidiaries with respect to (i) the incurrence of additional indebtedness; and, (ii) liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.

On March 5, 1996, pursuant to a Senior Note Agreement (the "1996 Senior Note Agreement"), the Operating Partnership issued $425,000 of Senior Notes (the "1996 Senior Notes") with an annual interest rate of 7.54%. The Operating Partnership's obligations under the 1996 Senior Note Agreement are unsecured and rank on an equal and ratable basis with the Operating Partnership's obligations under the 2002 Senior Note Agreement and the Revolving Credit Agreement discussed below. The 1996 Senior Notes will mature June 30, 2011, and require semi-annual interest payments. Under the terms of the 1996 Senior Note Agreement, the Operating Partnership is obligated to pay the principal on the 1996 Senior Notes in equal annual payments of $42,500 which started on July 1, 2002.

Pursuant to the Partnership's intention to refinance the first annual principal payment of $42,500 under the 1996 Senior Note Agreement, the Operating Partnership executed on April 19, 2002 a Note Purchase Agreement for the private placement of 10-year 7.37% Senior Notes due June 30, 2012 (the "2002 Senior Note Agreement"). On July 1, 2002, the Partnership received $42,500 from the issuance of the Senior Notes under the 2002 Senior Note Agreement and used the funds to pay the first annual principal payment of $42,500 due under the 1996 Senior Note Agreement. The Operating Partnership's obligations under the 2002 Senior Note Agreement are unsecured and rank on an equal and ratable basis with the Operating Partnership's obligations under the 1996 Senior Note Agreement and the Revolving Credit Agreement. Rather than refinance the second and third annual principal payments of $42,500 each due under the 1996 Senior Note Agreement, the Partnership elected to repay them on June 30, 2003 and July 1, 2004, respectively.

On October 20, 2004, the Operating Partnership completed the Third Amended and Restated Credit Agreement (the "Revolving Credit Agreement") which replaced the Second Amended and Restated Credit Agreement, which would have expired in May 2006. The Revolving Credit Agreement expires on October 20, 2008 and provides available credit of $150,000 in the form of a $75,000 revolving working capital facility, of which $15,000 may be used to issue letters of credit, and a separate $75,000 letter of credit facility. Borrowings under the Revolving Credit Agreement bear interest at a rate based upon either LIBOR or Wachovia National Bank's prime rate, plus, in each case, the applicable margin; or the Federal Funds rate plus 1/2 of 1%. An annual facility fee ranging from 0.375% to 0.50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. These fees and the other terms of the Revolving Credit Agreement are substantially the same as the terms under the Second Amended and Restated Credit Agreement, which provided a $75,000 working capital facility and a $25,000 acquisition facility. In connection with the Third Amended and Restated Credit Agreement our leverage ratio was reduced from 5.0 to 1 to a requirement to maintain a ratio of less than 4.5 to 1. As a result of the change in the leverage ratio applicable to the Revolving Credit Agreement, the leverage ratio required under the 1996 Senior Note Agreement and the 2002 Senior Note Agreement were also reduced to 4.5 to 1. In addition, in connection with this amendment, the Operating Partnership added additional financial institutions to the bank group supporting the Revolving Credit Agreement. As of September 25, 2004 and September 27, 2003, there were no borrowings outstanding under the Revolving Credit Agreement.

As of September 25, 2004, the Partnership had borrowing capacity of $60,000 under the working capital facility of the Revolving Credit Agreement. The weighted average interest rate associated with borrowings under the Revolving Credit Agreement was 4.75%, 3.42% and 3.67% for fiscal 2004, 2003 and 2002, respectively.

The 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement contain various restrictive and affirmative covenants applicable to the Operating Partnership; including (a) maintenance of certain financial tests, including, but not limited to, a leverage ratio less than 4.5 to 1, an interest coverage ratio in excess of 2.50 to 1 and a leverage ratio of less than 5.25 to 1 when the underfunded portion of the Partnership's pension obligations is used in the computation of the ratio, (b) restrictions on the incurrence of additional indebtedness, and (c) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Partnership was in compliance with all covenants and terms of the 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement as of September 25, 2004.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, the Partnership's Senior Notes and Revolving Credit Agreement were capitalized within other assets and are being amortized on a straight-line basis over the term of the respective debt agreements. Other assets at September 25, 2004 and September 27, 2003 include debt origination costs with a net carrying amount of $10,506 and $5,960, respectively. Aggregate amortization expense related to deferred debt origination costs included within interest expense for the years ended September 25, 2004, September 27, 2003 and September 28, 2002 was $1,421, $1,291 and $1,338, respectively.

The aggregate amounts of long-term debt maturities subsequent to September 25, 2004 are as follows: 2005 - $42,940; 2006 - $42,975; 2007 - $42,500; 2008 - $42,500; and, thereafter - $345,000.

10.	Restricted Unit Plans

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

Following is a summary of activity in the 2000 Restricted Unit Plan:

	Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding September 28, 2002	111,986	$24.19
Awarded	44,288	27.74
Forfeited	(5,726)	(20.66)
Outstanding September 27, 2003	150,548	25.37
Awarded	115,730	30.64
Forfeited	(27,560)	(25.46)
Issued	(10,605)	(20.66)
Outstanding September 25, 2004	228,113	$28.25

During the years ended September 25, 2004, September 27, 2003 and September 28, 2002, the Partnership amortized $1,171, $863 and $603, respectively, of unearned compensation associated with the 2000 Restricted Unit Plan, net of forfeitures.

11.	Compensation Deferral Plan

In 1996, the Partnership adopted the 1996 Restricted Unit Award Plan (the "1996 Restricted Unit Plan") which authorized the issuance of Common Units with an aggregate value of $15,000 (731,707 Common Units valued at the initial public offering price of $20.50 per unit) to executives, managers and Elected Supervisors of the Partnership. According to the change of control provisions of the 1996 Restricted Unit Plan, all outstanding Restricted Units on the closing date of the Recapitalization in May 1999 vested and converted into Common Units. At the date of the Recapitalization, individuals who became members of the General Partner surrendered receipt of 553,896 Common Units, representing substantially all of their vested Restricted Units, in exchange for the right to participate in the Compensation Deferral Plan.

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

In January 2003, in accordance with the terms of the Deferral Plan, 297,310 of the deferred units were distributed to the members of the General Partner and may now be voted and/or freely traded. Certain members of management elected to further defer receipt of their deferred units (totaling 299,511 Common Units) until January 2008. During fiscal 2004, an additional 5,310 were deposited into the Deferral Plan on behalf of individuals electing to defer receipt of units vested under the 2000 Restricted Unit Plan and 7,490 units were distributed out of the Deferral Plan. As a result of this activity, during fiscal 2004, the Partnership recorded a net reduction of $17 in the deferred compensation liability and a corresponding reduction in the value of Common Units held in trust, both within partners' capital.

As of September 25, 2004 and September 27, 2003, there were 297,331 and 299,511 Common Units, respectively, held in trust under the Deferral Plan. The value of the Common Units deposited in the trust and the related deferred compensation liability in the amount of $5,778 and $5,795 as of September 25, 2004 and September 27, 2003, respectively, are reflected in the accompanying condensed consolidated balance sheets as components of partners' capital.

12.	Employee Benefit Plans

Defined Contribution Plan.    The Partnership has a defined contribution plan covering most employees. Employer contributions and costs are a percent of the participating employees' compensation, subject to the achievement of annual performance targets of the Partnership. These contributions totaled $1,261, $1,305 and $947 for the years ended September 25, 2004, September 27, 2003 and September 28, 2002, respectively.

Pension Benefits and Retiree Health and Life Benefits.

Pension Benefits.    The Partnership has a noncontributory defined benefit pension plan which was originally designed to cover all eligible employees of the Partnership who met certain requirements as to age and length of service. Effective January 1, 1998, the Partnership amended its noncontributory defined benefit pension plan to provide for a cash balance format as compared to a final average pay format which was in effect prior to January 1, 1998. The cash balance format is designed to evenly spread the growth of a participant's earned retirement benefit throughout his/her career as compared to the final average pay format, under which a greater portion of employee benefits were earned toward the latter stages of one's career. Effective January 1, 2000, participation in the noncontributory defined benefit pension plan was limited to eligible participants in existence on that date with no new participants eligible to participate in the plan. On September 20, 2002, the Board of Supervisors approved an amendment to the defined benefit pension plan whereby, effective January 1, 2003, future service credits ceased and eligible employees will now receive interest credits only toward their ultimate retirement benefit.

Contributions, as needed, are made to a trust maintained by the Partnership. The trust's assets consist primarily of domestic and international mutual funds, as well as fixed income securities. Contributions to the defined benefit pension plan are made by the Partnership in accordance with the Employee Retirement Income Security Act of 1974 minimum funding standards plus additional amounts which may be determined from time to time. There were no minimum funding requirements for the defined benefit pension plan for fiscal 2004, 2003 or 2002. Recently, there has been increased scrutiny over cash balance defined benefit pension plans and resulting litigation regarding such plans sponsored by other companies. These developments may result in legislative changes impacting cash balance defined benefit pension plans in the future. While no such legislative changes have been adopted, and if adopted the impact on the Partnership's defined benefit pension plan is not certain, there can be no assurances that future legislative developments will not have an adverse effect on the Partnership's results of operations or cash flows.

Retiree Health and Life Benefits.    The Partnership provides postretirement health care and life insurance benefits for certain retired employees. Partnership employees hired prior to July 1993 and that retired prior to March 1998 are eligible for such benefits if they reached a specified retirement age while working for the Partnership. Effective January 1, 2000, the Partnership terminated its postretirement benefit plan for all eligible employees retiring after March 1, 1998. All active and eligible employees who were to receive benefits under the postretirement plan subsequent to March 1, 1998, were provided a settlements by increasing their accumulated benefits under the cash balance pension plan noted above. The Partnership's postretirement health care and life insurance benefit plans are unfunded.

Projected Benefit Obligation, Fair Value of Plan Assets and Funded Status.    The following tables provide a reconciliation of the changes in the benefit obligations and the fair value of the plan assets for each of the years ended September 25, 2004 and September 27, 2003 and a statement of the funded status for both years:

	Pension Benefits		Retiree Health and Life Benefits
	2004	2003	2004	2003
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$174,176	$174,698	$37,182	$41,136
Service cost	—	629	18	17
Interest cost	9,765	11,376	2,138	2,641
Actuarial loss/(gain)	13,415	4,066	(956)	(4,115)
Settlement payments	(12,288)	—	—	—
Benefits paid	(8,012)	(16,593)	(2,876)	(2,497)
Benefit obligation at end of year	$177,056	$174,176	$35,506	$37,182
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$132,040	$121,534	$—	$—
Actual return on plan assets	15,181	17,099	—	—
Employer contributions	15,100	10,000	2,876	2,497
Settlement payments	(12,288)	—	—	—
Benefits paid	(8,012)	(16,593)	(2,876)	(2,497)
Fair value of plan assets at end of year	$142,021	$132,040	$—	$—
Funded status:
Funded status at end of year	$(35,035)	$(42,136)	$(35,506)	$(37,182)
Unrecognized prior service cost	—	—	(1,585)	(2,306)
Net unrecognized actuarial losses	76,898	80,139	2,646	3,603
Accumulated other comprehensive (loss)	(76,898)	(80,139)	—	—
Accrued benefit liability	(35,035)	(42,136)	(34,445)	(35,885)
Less: Current portion	—	—	2,829	2,450
Non-current benefit liability	$(35,035)	$(42,136)	$(31,616)	$(33,435)

During fiscal 2004, lump sum benefit payments to either terminated or retired individuals amounted to $12,288. The lump sum benefit payments exceeded the interest cost component of the net periodic pension cost of $9,765 and, as a result, the Partnership was required to recognize a non-cash settlement charge of $5,337 during the fourth quarter of fiscal 2004, pursuant to SFAS 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." The non-cash charge is required to accelerate recognition of a portion of cumulative unrecognized losses in the defined benefit pension plan. These unrecognized losses were previously accumulated as a reduction to partners' capital (cumulative reduction of $80,139 as of the end of the prior fiscal year) and were being amortized to expense as part of the Partnership's net periodic pension cost in accordance with SFAS 87 "Employers' Accounting for Pensions."

The Partnership made a voluntary contribution of $15,100 to the defined benefit pension plan during fiscal 2004, thereby taking proactive steps to improve the funded status of the plan and reduce the minimum pension liability. This is the second such voluntary contribution made to the defined benefit pension plan as the Partnership made a voluntary contribution of $10,000 to the plan in fiscal 2003.

Plan Asset Allocation. The following table presents the allocation of assets held in trust:

	September 25, 2004	September 27, 2003
	Actual Allocation	Actual Allocation
Common stock	42%	37%
Corporate bonds	8%	6%
Government bonds	12%	20%
Mutual funds	30%	31%
Cash and cash equivalents	8%	6%
	100%	100%

The Partnership's investment policies and strategies, as set forth in the Investment Management Policy and Guidelines, are monitored by a Benefits Committee comprised of five members of management. The investment objective related to the defined benefit pension plan assets is to maximize total return with strong emphasis on the preservation of capital. The target asset mix is as follows: (i) the domestic equity portfolio should range between 40% and 60%; (ii) the international equity portfolio should range between 5% and 25%; and, (iii) the fixed income portion of the portfolio should range between 20% and 50%.

Projected Contributions and Benefit Payments.    There are no projected minimum funding requirements under the Partnership's defined benefit pension plan for fiscal 2005. The Partnership estimates that retiree health and life benefit contributions will be $3,087 for fiscal 2005. Estimated future benefit payments for both pension and retiree health and life benefits are as follows:

Fiscal Year
2005	$20,952
2006	17,635
2007	17,724
2008	17,463
2009	17,748
2010 through 2014	82,023

Effect on Operations.    The following table provides the components of net periodic pension costs included in operating expenses for the years ended September 25, 2004, September 27, 2003 and September 28, 2002:

	Pension Benefits			Retiree Health and Life Benefits
	2004	2003	2002	2004	2003	2002
Service cost	$—	$629	$4,445	$18	$17	$16
Interest cost	9,765	11,376	11,581	2,138	2,641	2,574
Expected return on plan assets	(9,848)	(12,161)	(14,974)	—	—	—
Amortization of prior service cost	—	—	(210)	(720)	(720)	(720)
Settlement charge	5,337	—	—	—	—	—
Curtailment gain	—	—	(1,093)	—	—	—
Recognized net actuarial loss	5,986	4,066	1,912	—	342	41
Net periodic pension cost	$11,240	$3,910	$1,661	$1,436	$2,280	$1,911

Actuarial Assumptions.    The assumptions used in the measurement of the Partnership's benefit obligations, for the years ended September 25, 2004, September 27, 2003 and September 28, 2002 are shown in the following table:

	Pension Benefits			Retiree Health and Life Benefits

	2004	2003	2002	2004	2003	2002
Weighted-average discount rate	5.50%	6.00%	6.75%	5.25%	6.00%	6.75%
Average rate of compensation increase	n/a	n/a	3.50%	n/a	n/a	n/a
Weighted-average expected long- term rate of return on plan assets	7.50%	7.75%	8.50%	n/a	n/a	n/a
Healthcare cost trend	n/a	n/a	n/a	11.50%	13.00%	12.00%

The 11.50% increase in health care costs assumed at September 25, 2004 is assumed to decrease gradually to 5.00% in fiscal 2013 and to remain at that level thereafter. Increasing the assumed health care cost trend rates by 1.0% in each year would increase the Partnership's benefit obligation as of September 25, 2004 by approximately $1,136 and the aggregate of service and interest components of net periodic postretirement benefit expense for the year ended September 25, 2004 by approximately $81. Decreasing the assumed health care cost trend rates by 1.0% in each year would decrease the Partnership's benefit obligation as of September 25, 2004 by approximately $1,023 and the aggregate of service and interest components of net periodic postretirement benefit expense for the year ended September 25, 2004 by approximately $73. Our actuaries have concluded that the prescription drug benefits within the retiree medical plan will not qualify for a Medicare subsidy available under recent legislation.

13.	Financial Instruments

Derivative Instruments and Hedging Activities.    The Partnership purchases propane and refined fuels at various prices that are eventually sold to its customers, exposing the Partnership to market fluctuations in the price of these commodities. A control environment has been established which includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instruments and hedging activities. The Partnership closely monitors the potential impacts of commodity price changes and, where appropriate, utilizes commodity futures, forward and option contracts to hedge its commodity price risk, to protect margins and to ensure supply during periods of high demand. Derivative instruments are used to hedge a portion of the Partnership's forecasted purchases for no more than one year in the future.

As of September 25, 2004, unrealized gains on derivative instruments designated as cash flow hedges in the amount of $9,129 were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged forecasted transactions occur. However, due to the volatility of the commodities market, the corresponding value in OCI is subject to change prior to its impact on earnings.

For the year ended September 25, 2004, operating expenses included unrealized losses in the amount of $4,523 compared to unrealized losses in the amount of $1,500 for the year ended September 27, 2003, attributable to changes in the fair value of derivative instruments not designated as hedges.

Credit Risk.    The Partnership's principal customers are residential and commercial end users of propane and refined fuels served by approximately 370 customer service centers in 30 states. No single customer accounted for more than 10% of revenues during fiscal 2004, 2003 or 2002 and no concentration of receivables exists at the end of fiscal 2004 or 2003.

Futures contracts are traded on and guaranteed by the New York Mercantile Exchange ("NYMEX") and as a result, have minimal credit risk. Futures contracts traded with brokers of the NYMEX require daily cash settlements in margin accounts. The Partnership is subject to credit risk with forward and option contracts entered into with various third parties to the extent the counterparties do not perform. The Partnership evaluates the financial condition of each counterparty with which it conducts business and establishes credit limits to reduce exposure to credit risk based on non-performance. The Partnership does not require collateral to support the contracts.

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

14.	Commitments and Contingencies

Commitments. The Partnership leases certain property, plant and equipment, including portions of the Partnership's vehicle fleet, for various periods under noncancelable leases. Rental expense under operating leases was $27,315, $24,337 and $24,005 for the years ended September 25, 2004, September 27, 2003 and September 28, 2002, respectively.

Future minimum rental commitments under noncancelable operating lease agreements as of September 25, 2004 are as follows:

Fiscal Year
2005	$22,139
2006	15,667
2007	11,140
2008	6,812
2009 and thereafter	6,201

Contingencies.    As discussed in Note 2, the Partnership is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At September 25, 2004 and September 27, 2003, the Partnership had accrued insurance liabilities of $38,241 and $33,568, respectively, representing the total estimated losses under these self-insurance programs. The Partnership is also involved in various legal actions which have arisen in the normal course of business, including those relating to commercial transactions and product liability. Management believes, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership's financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insurance claims. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets related to the amount of the liability to be covered by insurance which amounted to $2,941 and $4,929 as of September 25, 2004 and September 27, 2003, respectively.

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

The Partnership is also subject to various laws and governmental regulations concerning environmental matters and expects that it will be required to expend funds to participate in the remediation of certain sites, including sites where it has been designated by the Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") under CERCLA and at sites with above ground and underground fuel storage tanks.

With the Agway Acquisition, the Partnership acquired certain properties and assets, including fuel oil tanks and gasoline stations, that are subject to extensive federal, state and local environmental laws and regulation, including investigation and remediation of contaminated soil and groundwater, transportation of hazardous materials, other environmental protection measures and health and safety matters. Based on a review of certain Phase I Environmental Site Assessments and, at certain sites, groundwater and/or soil sample analysis, the Partnership identified that certain of these properties had either known or probable environmental exposure, some of which are currently in varying stages of investigation, remediation or monitoring. Under the agreement for the Agway Acquisition, the seller was required to deposit $15,000 from the total purchase price into an escrow account to be used to fund remediation costs at the acquired properties. The escrowed funds will be used to fund environmental costs and expenses during the first three years following the closing date of the Agway Acquisition. Subject to amounts withheld with respect to any pending claims made prior to the third anniversary of the closing date of the Agway Acquisition, any remaining escrowed funds will be remitted to the seller at the end of the three-year period.

Based on the Partnership's current best estimate of future costs for environmental investigations, remediation and ongoing monitoring activities associated with acquired properties with either known or probable environmental exposures an environmental reserve in the amount of $13,750 was established in purchase accounting. The Partnership established a corresponding environmental escrow asset in the amount of $13,750 related to the future reimbursement from escrowed funds for environmental spending. As of September 25, 2004, the environmental reserve and corresponding environmental escrow asset amounted to approximately $11,500. The environmental reserves are recorded on an undiscounted basis.

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

15.	Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2011. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $18,249. Of this amount, the fair value of residual value guarantees for operating leases entered into after December 31, 2002 was $3,684 and $2,067 as of September 25, 2004 and September 27, 2003, respectively, which is reflected in other liabilities, with a corresponding amount included within other assets, in the accompanying consolidated balance sheets.

16.	Public Offerings

On December 16, 2003, the Partnership sold 2,600,000 Common Units in a public offering at a price of $30.90 per Common Unit realizing proceeds of $76,026, net of underwriting commissions and other offering expenses. On December 23, 2003, following the underwriters' full exercise of their over-allotment option, the Partnership sold an additional 390,000 Common Units at $30.90 per Common Unit, generating additional net proceeds of $11,540. The aggregate net proceeds of $87,566 were used to fund a portion of the purchase price for the Agway Acquisition. These transactions increased the total number of Common Units outstanding to 30,256,767. As a result of the Public Offering, the combined General Partner interest in the Partnership was reduced from 1.71% to 1.54% while the Common Unitholder interest in the Partnership increased from 98.29% to 98.46%.

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

17.	Discontinued Operations and Disposition

The Partnership continuously evaluates its existing operations to identify opportunities to optimize the return on assets employed and selectively divests operations in slower growing or non-strategic markets and seeks to reinvest in markets that are considered to present more opportunities for growth. In line with that strategy, during fiscal 2004, the Partnership sold 24 customer service centers for net cash proceeds of $39,352. The Partnership recorded a gain on sale of $26,332 during fiscal 2004 which has been accounted for within discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Accordingly, the individual captions on the consolidated statements of operations for the years ended September 25, 2004, September 27, 2003 and September 28, 2002 exclude the results from these discontinued operations, which were part of the Partnership's propane segment.

During fiscal 2003, the Partnership sold nine customer service centers, which were part of the Partnership's propane segment, for net cash proceeds of approximately $7,197. The Partnership recorded a gain on sale of $2,483 during fiscal 2003 which has been accounted for within discontinued operations pursuant to SFAS 144. Prior period results of operations attributable to these nine customer service centers were not significant and, as such, prior period results have not been reclassified to remove financial results from continuing operations.

On January 31, 2002, the Partnership sold its 170 million gallon propane storage facility in Hattiesburg, Mississippi, which was considered a non-strategic propane segment asset, for net cash proceeds of $7,988, resulting in a gain on sale of $6,768.

18.	Segment Information

As a result of the Agway Acquisition and beginning with the third quarter of fiscal 2004, the Partnership manages and evaluates its operations in four reportable segments: Propane, Fuel Oil and Refined Fuels, Natural Gas and Electricity and HVAC. The chief operating decision maker evaluates performance of the operating segments using a number of performance measures, including gross margins and operating profit. Costs excluded from these profit measures are captured in Corporate and include corporate overhead expenses not allocated to the operating segments. Unallocated corporate overhead expenses include all costs of back office support functions that are reported as general and administrative expenses in the consolidated statements of operations. In addition, certain costs associated with field operations support that are reported in operating expenses in the consolidated statements of operations, including purchasing, training and safety, are not allocated to the individual operating segments. Thus, operating profit for each operating segment includes only the costs that are directly attributable to the operations of the individual segment. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 2.

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

The fuel oil and refined fuels segment is primarily engaged in the retail distribution of fuel oil, diesel, kerosene and gasoline to residential and commercial customers for use primarily as a source of heat in homes and buildings.

The natural gas and electricity segment is engaged in the marketing of natural gas and electricity to residential and commercial customers in the deregulated energy markets of New York and Pennsylvania. Under this operating segment, the Partnership owns the relationship with the end consumer and has agreements with the local distribution companies to deliver the natural gas or electricity from the Partnership's suppliers to the customer.

The HVAC segment is engaged in the sale, installation and servicing of a wide variety of home comfort equipment and parts, particularly in the areas of heating, ventilation and air conditioning.

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	September 25, 2004	September 27, 2003	September 28, 2002
Revenues:
Propane	$856,109	$680,840	$578,439
Fuel oil and refined fuels	281,682	—	—
Natural gas and electricity	68,452	—	—
HVAC	92,072	46,938	47,926
All other	8,939	7,297	8,757
Total revenues	$1,307,254	$735,075	$635,122
Income before interest expense and income taxes:
Propane	$143,933	$133,278	$127,193
Fuel oil and refined fuels	14,911	—	—
Natural gas and electricity	4,154	—	—
HVAC	(2,686)	(4,281)	(2,695)
All other	(8,125)	(3,460)	(2,529)
Corporate	(82,408)	(45,687)	(32,420)
Total income before interest expense and income taxes	69,779	79,850	89,549
Reconciliation to income from continuing operations
Interest expense, net	40,832	33,629	35,325
Provision for income taxes	3	202	703
Income from continuing operations	$28,944	$46,019	$53,521
Depreciation and amortization:
Propane	$26,347	$22,908	$23,359
Fuel oil and refined fuels	4,302	—	—
Natural gas and electricity	555	—	—
HVAC	640	80	32
All other	343	383	396
Corporate	4,556	4,149	4,568
Total depreciation and amortization	$36,743	$27,520	$28,355
Assets
Propane	$720,645	$621,547
Fuel oil and refined fuels	121,386	—
Natural gas and electricity	26,630	—
HVAC	20,715	6,487
All other	4,941	8,079
Corporate	185,671	37,946
Eliminations	(87,981)	(3,500)
Total assets	$992,007	$670,559

Income (loss) before interest expense and income taxes for the All other category for the year ended September 25, 2004 includes the $3,177 non-cash charge for goodwill impairment (see Note 6).

INDEX TO FINANCIAL STATEMENT SCHEDULE

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Page
Schedule II	Valuation and Qualifying Accounts — Years Ended September 25, 2004, September 27, 2003 and September 28, 2002	S-2

S-1

SCHEDULE II

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Other Additions	Deductions	Balance at End of Period
Year Ended September 28, 2002
Allowance for doubtful accounts	$3,992	$1,147	$—	$(3,245)	$1,894
Year Ended September 27, 2003
Allowance for doubtful accounts	$1,894	$3,315	$—	$(2,690)	$2,519
Year Ended September 25, 2004 (a)
Allowance for doubtful accounts	$2,519	$9,128	$2,966	$(6,717)	$7,896

(a)	Other additions for the year ended September 25, 2004 reflects allowances for doubtful accounts associated with the acquisition of Agway Energy. Additionally, the increase in charges and deductions during fiscal 2004 was primarily attributable to the impact of increased sales and related accounts receivable from the Agway Energy operations.

S-2