Form 10-Q
period 2004-12-25
SUBURBAN PROPANE PARTNERS LP
filed 2005-02-03
CIK 1005210

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

    Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended December 25, 2004

    Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Commission File Number: 1-14222

SUBURBAN PROPANE PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	22-3410353
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of January 28, 2005, there were 30,276,411 Common Units outstanding.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

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

•	The impact of weather conditions on the demand for propane, fuel oil and other refined fuels, natural gas and electricity;

•	Fluctuations in the unit cost of propane, fuel oil and other refined fuels and natural gas;

•	The ability of the Partnership to compete with other suppliers of propane, fuel oil and other energy sources;

•	The impact on propane, fuel oil and other refined fuel prices and supply of the political, military or economic instability of the oil producing nations, global terrorism and other general economic conditions;

•	The ability of the Partnership to realize fully, or within the expected time frame, the expected cost savings and synergies from the acquisition of Agway Energy;

•	The ability of the Partnership to acquire and maintain reliable transportation for its propane, fuel oil and other refined fuels;

•	The ability of the Partnership to retain customers;

•	The impact of energy efficiency and technology advances on the demand for propane and fuel oil;

•	The ability of management to continue to control expenses;

•	The impact of changes in applicable statutes and government regulations, or their interpretations, including those relating to the environment and global warming and other regulatory developments on the Partnership's business;

•	The impact of legal proceedings on the Partnership's business;

•	The Partnership's ability to implement its expansion strategy into new business lines and sectors; and

•	The Partnership's ability to integrate acquired businesses successfully.

Some of these Forward-Looking Statements are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report. On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other of its filings with the Securities and Exchange Commission ("SEC"), in press releases or oral statements made by or with the approval of one of the Partnership's authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking or Cautionary Statements, which reflect management's opinions only as of the date made. The Partnership undertakes no obligation to update any Forward-Looking or Cautionary Statement. All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 25, 2004	September 25, 2004
ASSETS
Current assets:
Cash and cash equivalents	$15,849	$53,481
Accounts receivable, less allowance for doubtful accounts of $7,902 and $7,896, respectively	148,298	91,000
Inventories	90,050	64,141
Prepaid expenses and other current assets	29,976	44,272
Total current assets	284,173	252,894
Property, plant and equipment, net	406,746	406,702
Goodwill	282,015	282,015
Other intangible assets, net	24,536	25,582
Other assets	26,250	24,814
Total assets	$1,023,720	$992,007
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$75,942	$60,664
Accrued employment and benefit costs	26,379	25,152
Current portion of long-term borrowings	63,140	42,940
Accrued insurance	12,120	12,724
Customer deposits and advances	55,977	61,265
Accrued interest	13,529	10,067
Other current liabilities	26,272	32,152
Total current liabilities	273,359	244,964
Long-term borrowings	472,975	472,975
Postretirement benefits obligation	31,686	31,616
Accrued insurance	27,485	25,517
Accrued pension liability	36,534	35,035
Other liabilities	14,218	13,782
Total liabilities	856,257	823,889
Commitments and contingencies
Partners' capital:
Common Unitholders (30,276 and 30,257 units issued and outstanding at December 25, 2004 and September 25, 2004, respectively)	247,128	238,880
General Partner	1,031	852
Deferred compensation	(5,887)	(5,778)
Common Units held in trust, at cost	5,887	5,778
Unearned compensation	(6,098)	(3,845)
Accumulated other comprehensive loss	(74,598)	(67,769)
Total partners' capital	167,463	168,118
Total liabilities and partners' capital	$1,023,720	$992,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended
	December 25, 2004	December 27, 2003
Revenues
Propane	$259,436	$193,140
Fuel oil and refined fuels	108,260	3,403
Natural gas and electricity	22,488	1,728
HVAC	32,170	15,852
All other	1,692	1,449
	424,046	215,572
Costs and expenses
Cost of products sold	273,440	107,420
Operating	95,666	60,449
General and administrative	10,968	10,502
Depreciation and amortization	9,119	7,229
	389,193	185,600
Income before interest expense and provision for income taxes	34,853	29,972
Interest expense, net	9,863	9,711
Income before provision for income taxes	24,990	20,261
Provision for income taxes	89	83
Income from continuing operations	24,901	20,178
Discontinued operations (Note 13):
Loss from discontinued customer service centers	—	(87)
Net income	$24,901	$20,091
General Partner's interest in net income	774	508
Limited Partners' interest in net income	$24,127	$19,583
Income per Common Unit – basic
Income from continuing operations	$0.77	$0.70
Discontinued operations	—	—
Net income	$0.77	$0.70
Weighted average number of Common Units outstanding – basic	30,268	27,626
Income per Common Unit – diluted
Income from continuing operations	$0.77	$0.70
Discontinued operations	—	—
Net income	$0.77	$0.70
Weighted average number of Common Units outstanding – diluted	30,376	27,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	December 25, 2004	December 27, 2003
Cash flows from operating activities:
Net income	$24,901	$20,091
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation expense	8,072	7,106
Amortization of intangible assets	1,047	123
Amortization of debt origination costs	408	250
Amortization of unearned compensation	405	270
Gain on disposal of property, plant and equipment, net	(207)	(82)
Changes in assets and liabilities, net of acquisition:
(Increase) in accounts receivable	(57,298)	(39,378)
(Increase) in inventories	(25,909)	(11,660)
Decrease (increase) in prepaid expenses and other current assets	8,660	(1,800)
Increase in accounts payable	15,278	26,901
Increase in accrued employment and benefit costs	1,227	2,305
Increase in accrued interest	3,462	7,418
(Decrease) increase in other accrued liabilities	(12,965)	1,346
(Increase) in other noncurrent assets	(681)	(130)
Increase (decrease) in other noncurrent liabilities	3,973	(1,199)
Net cash (used in) provided by operating activities	(29,627)	11,561
Cash flows from investing activities:
Capital expenditures	(8,700)	(5,164)
Aquisition of Agway Energy, net of cash acquired	—	(209,976)
Proceeds from sale of property, plant and equipment	791	145
Net cash (used in) investing activities	(7,909)	(214,995)
Cash flows from financing activities:
Long-term debt issuance	—	175,000
Short-term borrowings	20,200	—
Expenses associated with debt agreements	(1,164)	(5,797)
Net proceeds from issuance of Common Units	—	87,566
Partnership distributions	(19,132)	(16,454)
Net cash (used in) provided by financing activities	(96)	240,315
Net (decrease) increase in cash and cash equivalents	(37,632)	36,881
Cash and cash equivalents at beginning of period	53,481	15,765
Cash and cash equivalents at end of period	$15,849	$52,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
(in thousands)
(unaudited)

	Number of Common Units	Common Unitholders	General Partner	Deferred Compensation	Common Units in Trust	Unearned Compensation	Accumulated Other Comprehensive (Loss)	Total Partners' Capital	Comprehensive Income
Balance at September 25, 2004	30,257	$238,880	$852	$(5,778)	$5,778	$(3,845)	$(67,769)	$168,118
Net income		24,127	774					24,901	$24,901
Other comprehensive income:
Net unrealized gains on cash flow hedges							25	25	25
Reclassification of realized gains on cash flow hedges into earnings							(6,854)	(6,854)	(6,854)
Comprehensive income									$18,072
Partnership distributions		(18,537)	(595)					(19,132)
Common Units issued under Restricted Unit Plan	19							—
Common Units distributed into trust				(109)	109			—
Grants issued under Restricted Unit Plan, net of forfeitures		2,658				(2,658)		—
Amortization of Restricted Unit Plan, net of forfeitures						405		405
Balance at December 25, 2004	30,276	$247,128	$1,031	$(5,887)	$5,887	$(6,098)	$(74,598)	$167,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)

1.    Partnership Organization and Formation

Suburban Propane Partners, L.P. (the "Partnership") is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail and wholesale marketing and distribution of propane and related appliances, parts and service. In addition, with the acquisition of the assets and operations of Agway Energy on December 23, 2003 (see Note 3), the Partnership expanded its activities to include the marketing and distribution of fuel oil and other refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. The limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange ("Common Units") with 30,276,411 Common Units outstanding at December 25, 2004. The limited partners are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Second Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), such as the election of three of the five members of the Board of Supervisors and vote on the removal of the general partner.

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

The general partner of both the Partnership and the Operating Partnership is Suburban Energy Services Group LLC (the "General Partner"), a Delaware limited liability company. The General Partner is owned by senior management of the Partnership and owns a combined 1.54% general partner interest in the Partnership and the Operating Partnership. The General Partner appoints two of the five members of the Board of Supervisors.

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

2.    Basis of Presentation

Principles of Consolidation. The consolidated financial statements include the accounts of the Partnership, the Operating Partnership and all of its direct and indirect subsidiaries. All significant intercompany transactions and accounts have been eliminated. The Partnership consolidates the results of operations, financial condition and cash flows of the Operating Partnership as a result of the Partnership's 98.9899% limited partner interest in the Operating Partnership and its ability to influence control over the major operating and financial decisions through the powers of the Board of Supervisors provided for in the Partnership Agreement.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). They include all adjustments that the Partnership considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed. These financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the fiscal year ended September 25, 2004, including management's discussion and analysis of financial condition and results of operations contained therein. Due to the seasonal nature of the Partnership's operations, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Fiscal Period. The Partnership's fiscal periods end on the last Saturday of the quarter.

Derivative Instruments and Hedging Activities. The Partnership enters into a combination of exchange-traded futures and option contracts, forward contracts and in certain instances, over-the-counter options (collectively "derivative instruments") to manage the price risk associated with future purchases of the commodities used in its operations, principally propane and fuel oil, as well as to ensure supply during periods of high demand. All derivative instruments are reported on the balance sheet, within other current assets or other current liabilities, at their fair values pursuant to Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137, 138 and 149 ("SFAS 133"). On the date that futures, forward and option contracts are entered into, the Partnership makes a determination as to whether the derivative instrument qualifies for designation as a hedge. Changes in the fair value of derivative instruments are recorded each period in current period earnings or other comprehensive income/(loss) ("OCI"), depending on whether a derivative instrument is designated as a hedge and, if it is, the type of hedge. For derivative instruments designated as cash flow hedges, the Partnership formally assesses, both at the hedge contract's inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in OCI to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of cash flow hedges are recognized in cost of products sold immediately. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings within operating expenses.

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

At December 25, 2004, the fair value of derivative instruments described above resulted in derivative assets of $4,863 included within prepaid expenses and other current assets and derivative liabilities of $2,380 included within other current liabilities. Operating expenses include unrealized

(non-cash) gains in the amount of $2,523 for the three months ended December 25, 2004 and unrealized losses in the amount of $793 for the three months ended December 27, 2003, attributable to the change in fair value of derivative instruments not designated as hedges. At December 25, 2004, unrealized gains on derivative instruments designated as cash flow hedges in the amount of $2,300 were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities market, the corresponding value in OCI is subject to change prior to its impact on earnings.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates have been made by management in the areas of depreciation and amortization of long-lived assets, insurance and litigation reserves, environmental reserves, pension and other postretirement benefit liabilities and costs, valuation of derivative instruments, asset valuation assessment, as well as the allowance for doubtful accounts. Actual results could differ from those estimates, making it reasonably possible that a change in these estimates could occur in the near term.

3.    Acquisition of Agway Energy

On December 23, 2003, the Partnership acquired substantially all of the assets and operations of Agway Energy Products, LLC, Agway Energy Services, Inc. and Agway Energy Services PA, Inc. (collectively "Agway Energy") pursuant to an asset purchase agreement dated November 10, 2003 (the "Agway Acquisition"). Agway Energy, based in Syracuse, New York, was a leading regional marketer of propane, fuel oil, gasoline and diesel fuel primarily in New York, Pennsylvania, New Jersey and Vermont. To complement its core marketing and delivery business, Agway Energy also installs and services a wide variety of home comfort equipment, particularly in the areas of heating, ventilation and air conditioning. The Agway Acquisition was consistent with the Partnership's business strategy of prudently pursuing acquisitions of retail propane distributors and other energy-related businesses that can complement or supplement its core propane operations. The Agway Acquisition also expanded the Partnership's presence in the northeast energy market. The total cost of the Agway Acquisition, including the purchase price of $205,055 (net of a working capital adjustment paid to the Partnership of $945), $2,650 for non-compete agreements with certain members of the management of Agway Energy and $3,500 in transaction related costs, was approximately $211,205.

The Agway Acquisition was financed with net proceeds of $87,566 from the issuance of 2,990,000 Common Units in December 2003 and a portion of the net proceeds from the offering of unsecured 6.875% senior notes (see Note 8). The operating results of Agway Energy have been included in the Partnership's consolidated financial statements from the date of the Agway Acquisition. The total cost of the Agway Acquisition was allocated to the assets acquired and liabilities assumed according to estimated fair values as follows:

Net current assets	$31,241
Property, plant and equipment	112,187
Intangible assets	28,046
Goodwill	41,956
Other assets, principally environmental escrow asset (see Note 11)	13,750
Deferred tax assets	21,519
Deferred tax asset valuation allowance	(21,519)
Severance and other restructuring costs	(2,225)
Environmental reserve (see Note 11)	(13,750)
Total cost of Acquisition	$211,205

Deferred taxes. For tax purposes, the assets and operations of the propane business line are reported within the Operating Partnership. Accordingly, the earnings attributable to the propane operations are not subject to federal and state income taxes at the entity level; rather, such earnings are included in the tax returns of the individual partners. All other assets and operations acquired are reported within an indirect, wholly-owned subsidiary of the Operating Partnership that will be subject to corporate-level federal and state income taxes. The deferred tax assets established in purchase accounting represent the tax effect of temporary differences between the financial statement basis and tax basis of assets acquired and liabilities assumed as of the Agway Acquisition date. The temporary differences primarily relate to certain accruals and reserves established for book purposes that are expected to give rise to future tax deductions.

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

Severance and other restructuring costs. Termination benefits and relocation costs associated with employees of Agway Energy affected by integration and restructuring plans were recorded as part of purchase accounting. The individuals affected have been identified and their termination or relocation benefits have been communicated. Activities associated with the restructuring plans are expected to occur throughout the remainder of fiscal 2005. Additionally, as part of the Partnership's approved plans to integrate the operating facilities in the northeast, costs to exit certain facilities and relocate equipment have been recorded as part of purchase accounting. As of December 25, 2004, the majority of locations that were identified for integration in the northeast have been merged, with employees co-located in one location. The Partnership is working closely with the local authorities in each of the locations that have been merged in order to get the necessary approvals to relocate storage equipment. The Partnership expects that relocation of equipment will be completed by the end of fiscal 2005.

Pro Forma Results. The following unaudited pro forma information presents the results of operations of the Partnership as if the Agway Acquisition had occurred at the beginning of the periods shown. The pro forma information, however, is not necessarily indicative of the results of operations if the Agway Acquisition had occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Three Months Ended
	December 25, 2004	December 27, 2003
	As reported	Pro Forma
Revenues	$424,046	$389,436
Income from continuing operations	24,901	24,259
Income from continuing operations per Common Unit – basic	$0.77	$0.76

4.    Restructuring Costs

For the year ended September 25, 2004, the Partnership recorded a restructuring charge of $2,942 within the consolidated statements of operations related primarily to employee termination costs incurred as a result of actions taken during fiscal 2004. The components of remaining restructuring charges are as follows:

	Reserve at September 25, 2004	Charges Through December 25, 2004	Utilization Through December 25, 2004	Reserve at December 25, 2004
Charges expensed:
Severance and other employee costs	$715	$325	$(252)	$788
Charges recorded in purchase accounting:
Severance and other employee costs	$139	$—	$(53)	$86
Relocation costs	235	—	(71)	164
Other exit costs	1,000	—	(497)	503
Total	$1,374	$—	$(621)	$753

The $1,541 in accrued severance and other termination and relocation benefits, as well as the other exit costs as of December 25, 2004 is expected to be paid out or incurred over the course of the remainder of fiscal 2005.

5.    Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane and refined fuels and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	December 25, 2004	September 25, 2004
Propane and refined fuels	$71,466	$50,286
Natural gas	6,162	2,003
Appliances and related parts	12,422	11,852
	$90,050	$64,141

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

Other intangible assets consist of the following:

	December 25, 2004	September 25, 2004
Customer lists	$19,866	$19,866
Trade names	3,513	3,513
Non-compete agreements	5,017	5,467
Other	1,967	1,967
	30,363	30,813
Less: accumulated amortization	5,827	5,231
	$24,536	$25,582

Aggregate amortization expense related to other intangible assets for the three months ended December 25, 2004 and December 27, 2003 was $1,047 and $123, respectively.

Aggregate amortization expense related to other intangible assets for the remainder of fiscal 2005 and for each of the five succeeding fiscal years as of December 25, 2004 is as follows: 2005 - $3,040; 2006 - $2,685; 2007 - $2,134; 2008 - $2,098; 2009 - $2,093 and 2010 - $2,063.

7.    Income Per Unit

Basic income per limited partner unit for the quarters ended December 25, 2004 and December 27, 2003 is computed by dividing the limited partners' share of income, calculated under the two-class method of computing earnings, by the weighted average number of outstanding Common Units. Diluted income per limited partner unit is computed by dividing the limited partners' share of income, calculated under the two-class method of computing earnings, by the weighted average number of outstanding Common Units and time vested Restricted Units granted under the 2000 Restricted Unit Plan. The two-class method is an earnings allocation formula that computes earnings per unit for each class of common unit and participating security according to distributions declared and the participating rights in undistributed earnings, as if all of the earnings were distributed to the limited partners and the general partner. In computing diluted income per unit, weighted average units outstanding used to compute basic income per unit were increased by 107,685 units and 91,422 units for the three months ended December 25, 2004 and December 27, 2003, respectively, to reflect the potential dilutive effect of the unvested Restricted Units outstanding using the treasury stock method.

Computations of earnings per Common Unit reflect the adoption of Emerging Issues Task Force ("EITF") consensus 03-6 "Participating Securities and the Two-Class Method Under FAS 128" ("EITF 03-6") which requires, among other things, the use of the two-class method of computing earnings per unit when participating securities exist. The earnings per Common Unit computations for both periods presented reflect the adoption of EITF 03-6. Adoption of EITF 03-6 resulted in a negative impact of $0.03 per Common Unit and $0.01 per Common Unit for the three months ended December 25, 2004 and December 27, 2003, respectively.

8.    Long-Term Borrowings

Long-term borrowings consist of the following:

	December 25, 2004	September 25, 2004
Senior Notes, 7.54%, due June 30, 2011	$297,500	$297,500
Senior Notes, 6.875%, due December 15, 2013	175,000	175,000
Senior Notes, 7.37%, due June 30, 2012	42,500	42,500
Note payable, 8%, due in annual installments through 2006	915	915
Amounts outstanding under the Revolving Credit Agreement	20,200	—
	536,115	515,915
Less: current portion	63,140	42,940
	$472,975	$472,975

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

On March 5, 1996, pursuant to a Senior Note Agreement (the "1996 Senior Note Agreement"), the Operating Partnership issued $425,000 of Senior Notes (the "1996 Senior Notes") with an annual interest rate of 7.54%. The Operating Partnership's obligations under the 1996 Senior Note Agreement are unsecured and rank on an equal and ratable basis with the Operating Partnership's obligations under the 2002 Senior Note Agreement and the Revolving Credit Agreement discussed below. The 1996 Senior Notes will mature June 30, 2011 and require semi-annual interest payments. Under the terms of the 1996 Senior Note Agreement, the Operating Partnership is obligated to repay the principal on the 1996 Senior Notes in equal annual payments of $42,500 which started on July 1, 2002.

Pursuant to the Partnership's intention to refinance the first annual principal payment of $42,500 under the 1996 Senior Note Agreement, the Operating Partnership executed on April 19, 2002 a Note Purchase Agreement for the private placement of 10-year 7.37% Senior Notes due June 30, 2012 (the "2002 Senior Note Agreement"). On July 1, 2002, the Partnership received $42,500 from the issuance of the senior notes under the 2002 Senior Note Agreement and used the funds to pay the first annual principal payment under the 1996 Senior Note Agreement. The Operating Partnership's obligations under the 2002 Senior Note Agreement are unsecured and rank on an equal and ratable basis with the Operating Partnership's obligations under the 1996 Senior Note Agreement and the Revolving Credit Agreement. Rather than refinance the second and third annual principal payments of $42,500 each due under the 1996 Senior Note Agreement, the Partnership elected to repay them on June 30, 2003 and July 1, 2004, respectively. The fourth annual principal payment of $42,500 is due on June 30, 2005. While the Partnership will evaluate several options to refinance this next principal payment, it expects to have sufficient funds on hand to repay the $42,500 when due.

On October 20, 2004, the Operating Partnership completed the Third Amended and Restated Credit Agreement (the "Revolving Credit Agreement") which replaced the Second Amended and Restated Credit Agreement, which would have expired in May 2006. The Revolving Credit Agreement expires on October 20, 2008 and provides available credit of $150,000 in the form of a $75,000 revolving working capital facility, of which $15,000 may be used to issue letters of credit, and a separate $75,000 letter of credit facility. Borrowings under the Revolving Credit Agreement bear interest at a rate based upon either LIBOR or Wachovia National Bank's prime rate, plus, in each case, the applicable margin; or the Federal Funds rate plus 1/2 of 1%. An annual facility fee ranging from 0.375% to 0.50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. These fees and the other terms of the Revolving Credit Agreement are substantially the same as the terms under the Second Amended and Restated Credit Agreement, which provided a $75,000 working capital facility and a $25,000 acquisition facility. In connection with the Third Amended and Restated Credit Agreement, our leverage ratio was reduced from 5.0 to 1 to a requirement to maintain a ratio of less than 4.5 to 1. As a result of the change in the leverage ratio under the Revolving Credit Agreement, the applicable leverage ratios under the 1996 Senior Note Agreement and the 2002 Senior Note Agreement were also reduced to 4.5 to 1. In addition, the Revolving Credit Agreement replaced and added financial institutions to the bank group supporting this facility. As of December 25, 2004, there was $20,200 outstanding under the working capital facility of the Revolving Credit Agreement that was used to fund working capital requirements during the heating season. The Partnership expects to repay the $20,200 by the end of March 2005. There were no borrowings outstanding under the Second Amended and Restated Credit Agreement as of September 25, 2004.

The 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement contain various restrictive and affirmative covenants applicable to the Operating Partnership; including (a) maintenance of certain financial tests including, but not limited to, a leverage ratio less than 4.5 to 1, an interest coverage ratio in excess of 2.50 to 1 and a leverage ratio of less than 5.25 to 1 when the underfunded portion of the Partnership's pension obligations is used in the computation of the ratio, (b) restrictions on the incurrence of additional indebtedness, and (c) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Partnership was in compliance with all covenants and terms of the 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement as of December 25, 2004.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, the Partnership's Senior Notes and Revolving Credit Agreement were capitalized within other assets and are being amortized on a straight-line basis over the term of the respective debt agreements. Other assets at December 25, 2004 and September 25, 2004 include debt origination costs with a net carrying amount of $11,254 and $10,506, respectively. Aggregate amortization expense related to deferred debt origination costs included within interest expense for the three months ended December 25, 2004 and December 27, 2003 was $408 and $250, respectively.

9.    Distributions of Available Cash

The Partnership makes distributions to its partners approximately 45 days after the end of each fiscal quarter of the Partnership in an aggregate amount equal to its available cash ("Available Cash") for such quarter. Available Cash, as defined in the Partnership Agreement, generally means all cash on hand at the end of the respective fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. These reserves are retained for the proper conduct of the Partnership's business, the payment of debt principal and interest and for distributions during the next four quarters. Distributions by the Partnership in an amount equal to 100% of its Available Cash will generally be made 98.46% to the Common Unitholders and 1.54% to the General Partner, subject to the payment of incentive distributions to the General Partner to the extent the quarterly distributions exceed a target distribution of $0.55 per Common Unit.

As defined in the Partnership Agreement, the General Partner has certain Incentive Distribution Rights ("IDRs") which represent an incentive for the General Partner to increase distributions to Common Unitholders in excess of the target quarterly distribution of $0.55 per Common Unit. With regard to the first $0.55 per Common Unit of quarterly distributions paid in any given quarter, 98.46% of the Available Cash is distributed to the Common Unitholders and 1.54% is distributed to the General Partner. With regard to the balance of quarterly distributions in excess of the $0.55 per Common Unit target distribution, 85% of the Available Cash is distributed to the Common Unitholders and 15% is distributed to the General Partner.

On January 20, 2005, the Partnership declared a quarterly distribution of $0.6125 per Common Unit, or $2.45 on an annualized basis, in respect of the first quarter of fiscal 2005 payable on February 8, 2005 to holders of record on February 1, 2005. This quarterly distribution includes incentive distribution rights payable to the General Partner to the extent the quarterly distribution exceeds $0.55 per Common Unit.

10.    2000 Restricted Unit Plan

During the first quarter of fiscal 2005, the Partnership awarded 90,639 Restricted Units under the 2000 Restricted Unit Plan at an aggregate value of $3,009. Restricted Units issued under the 2000 Restricted Unit Plan vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the issuance date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the issuance date. Restricted Unit Plan participants are not eligible to receive quarterly distributions or vote their respective Restricted Units until vested. Restrictions also limit the sale or transfer of the Common Units by the award recipients during the restricted periods. The value of the Restricted Unit is established by the market price of the Common Units at the date of grant. Restricted Units are subject to forfeiture in certain circumstances as defined in the 2000 Restricted Unit Plan. Upon award of Restricted Units, the unamortized unearned compensation value is shown as a reduction to partners' capital. The unearned compensation is amortized ratably to expense over the restricted periods.

11.    Commitments and Contingencies

The Partnership is self-insured for general, product, workers' compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At December 25, 2004 and September 25, 2004, the Partnership had accrued insurance liabilities of $39,605 and $38,241, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets related to the amount of the liability to be covered by insurance which amounted to $2,941 as of December 25, 2004 and September 25, 2004. The Partnership is also involved in various legal actions that have arisen in the normal course of business, including those relating to commercial transactions and product liability. Management believes, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership's financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insurance claims.

The Partnership is subject to various laws and governmental regulations concerning environmental matters and expects that it will be required to expend funds to participate in remediation of these matters. In connection with the Agway Acquisition, the Partnership acquired certain surplus properties with either known or probable environmental exposure, some of which are currently in varying stages of investigation, remediation or monitoring. Additionally, the Partnership identified that certain active sites acquired contained environmental exposures which may require further investigation, future remediation or ongoing monitoring activities. The environmental exposures include instances of soil and/or groundwater contamination associated with the handling and storage of fuel oil, gasoline and diesel fuel. In the allocation of the purchase price to the assets acquired and liabilities assumed in the Agway Acquisition, the Partnership established an environmental reserve of $13,750. This reserve estimate was based on the Partnership's current best estimate of future costs for environmental investigations, remediation and ongoing monitoring activities associated with acquired properties with either known or probable environmental exposures.

Under the Purchase and Sale Agreement, however, the seller set aside $15,000 of the total purchase price in a separate escrow account to reimburse the Partnership for any such future environmental costs and expenses. Accordingly, in the allocation of the purchase price, the Partnership established a corresponding environmental escrow asset in the amount of $13,750 related to the future expected reimbursement from escrowed funds for environmental spending. Under the terms of the Purchase and Sale Agreement, the escrowed funds will be used to fund such environmental costs and expenses during the first three years following the closing date of the Agway Acquisition. Subject to amounts withheld with respect to any pending claims made prior to such third anniversary, any remaining escrowed funds will be remitted to the sellers at the end of the three-year period.

Management revised its estimates of environmental exposures at certain acquired sites and, as a result, increased the environmental reserve by $1,200 with a corresponding increase to the environmental escrow asset related to the future reimbursement from the environmental escrow established in the Agway Acquisition during the three months ended December 25, 2004. As of December 25, 2004 and September 25, 2004, there was $10,133 and $11,350, respectively, remaining in the environmental reserve and there was $10,407 and $11,521, respectively, remaining in the environmental escrow asset.

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

12.    Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2011. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the equipment's fair value at the end of their lease terms has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $16,994. Of this amount, the fair value of residual value guarantees for operating leases entered into after December 31, 2002 was $4,552 and $3,684 which is reflected in other liabilities, with a corresponding amount included within other assets, in the accompanying condensed consolidated balance sheet as of December 25, 2004 and September 25, 2004, respectively.

13.    Discontinued Operations and Disposition

During fiscal 2004, the Partnership sold 24 customer service centers. The individual captions on the consolidated statement of operations for the three months ended December 27, 2003 exclude the results from these discontinued operations, which were part of the Partnership's propane segment.

14.    Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs for the three months ended December 25, 2004 and December 27, 2003:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 25, 2004	December 27, 2003	December 25, 2004	December 27, 2003
Service cost	$—	$—	$4	$4
Interest cost	2,277	2,441	446	535
Expected return on plan assets	(2,334)	(2,389)	—	—
Amortization of prior service costs	—	—	(180)	(180)
Recognized net actuarial loss	1,660	1,497	—	—
Net periodic benefit cost	$1,603	$1,549	$270	$359

There are no projected minimum employer contribution requirements under IRS Regulations for fiscal year 2005 under our defined benefit pension plan. The projected annual contribution requirements related to the Partnership's postretirement health care and life insurance benefit plan for fiscal 2005 is $3,100, of which $473 has been contributed during the three month period ended December 25, 2004.

15.    Segment Information

The Partnership manages and evaluates its operations in four reportable segments: Propane, Fuel Oil and Refined Fuels, Natural Gas and Electricity and HVAC. The chief operating decision maker evaluates performance of the operating segments using a number of performance measures, including gross margins and operating profit. Costs excluded from these profit measures are captured in Corporate and include corporate overhead expenses not allocated to the operating segments. Unallocated corporate overhead expenses include all costs of back office support functions that are reported as general and administrative expenses in the consolidated statements of operations. In addition, certain costs associated with field operations support that are reported in operating expenses in the consolidated statements of operations, including purchasing, training and safety, are not allocated to the individual operating segments. Thus, operating profit for each operating segment includes only the costs that are directly attributable to the operations of the individual segment. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies Note in the Partnership's Annual Report on Form 10-K for the fiscal year ended September 25, 2004.

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended
	December 25, 2004	December 27, 2003
Revenues:
Propane	$259,436	$193,140
Fuel oil and refined fuels	108,260	3,403
Natural gas and electricity	22,488	1,728
HVAC	32,170	15,852
All other	1,692	1,449
Total revenues	$424,046	$215,572
Income before interest expense and income taxes:
Propane	$41,280	$42,697
Fuel oil and refined fuels	643	(98)
Natural gas and electricity	549	94
HVAC	(1,018)	842
All other	(1,145)	(808)
Corporate	(5,456)	(12,755)
Total income before interest expense and income taxes	34,853	29,972
Reconciliation to income from continuing operations
Interest expense, net	9,863	9,711
Provision for income taxes	89	83
Income from continuing operations	$24,901	$20,178
Depreciation and amortization:
Propane	$6,408	$5,788
Fuel oil and refined fuels	1,181	81
Natural gas and electricity	419	21
HVAC	186	57
All other	68	81
Corporate	857	1,201
Total depreciation and amortization	$9,119	$7,229

	December 25, 2004	September 25, 2004
Assets:
Propane	$778,565	$720,645
Fuel oil and refined fuels	127,853	121,386
Natural gas and electricity	34,865	26,630
HVAC	21,770	20,715
All other	4,958	4,941
Corporate	143,690	185,671
Elminations	(87,981)	(87,981)
Total assets	$1,023,720	$992,007

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three months ended December 25, 2004. The discussion should be read in conjunction with the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 25, 2004.

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

Seasonality

The retail propane and fuel oil distribution businesses, as well as the natural gas marketing business, are seasonal because of the primary use for heating in residential and commercial buildings. Historically, approximately two-thirds of our retail propane volume is sold during the six-month peak heating season from October through March. The fuel oil business tends to experience greater seasonality given its more limited use for space heating and we expect that approximately three-fourths of our fuel oil volumes will be sold between October and March. Consequently, sales and operating profits are concentrated in our first and second fiscal quarters. Cash flows from operations, therefore, are greatest during the second and third fiscal quarters when customers pay for product purchased during the winter heating season. We expect lower operating profits and either net losses or lower net income during the period from April through September (our third and fourth fiscal quarters). To the extent necessary, we will reserve cash from the second and third quarters for distribution to unitholders in the first and fourth fiscal quarters.

Weather

Weather conditions have a significant impact on the demand for our products, in particular propane, fuel oil and natural gas, for both heating and agricultural purposes. Many of our customers rely heavily on propane, fuel oil or natural gas as a heating source. Accordingly, the volume sold is directly affected by the severity of the winter weather in our service areas, which can vary substantially from year to year. In any given area, sustained warmer than normal temperatures will tend to result in reduced propane, fuel oil and natural gas consumption, while sustained colder than normal temperatures will tend to result in greater use.

Risk Management

Propane product supply contracts are generally one-year agreements subject to annual renewal and generally permit suppliers to charge posted market prices (plus transportation costs) at the time of delivery or the current prices established at major delivery points. Since rapid increases in the cost of propane or fuel oil may not be immediately passed on to retail customers, such increases could reduce profitability. Approximately 60% of our fuel oil volumes are sold to individual customers under agreements pre-establishing a fixed or maximum price per gallon over a twelve-month period. The fixed or maximum price at which fuel oil is sold to these price plan customers is generally renegotiated based on current market conditions prior to the start of the heating season.

We engage in risk management activities to reduce the effect of price volatility on our product costs and to help ensure the availability of product during periods of short supply. We are currently a party to propane futures contracts traded on the New York Mercantile Exchange ("NYMEX") and enter into forward and option agreements with third parties to purchase and sell propane at fixed prices in the future. Additionally, we enter into derivative instruments in the form of futures and options traded on the NYMEX covering a substantial majority of the fuel oil we expect to sell to customers under fixed or maximum price protection plans in an effort to protect margins under these programs. Risk management activities are monitored by an internal Commodity Risk Management Committee, made up of five members of management, through enforcement of our Hedging and Risk Management Policy and reported to our Audit Committee. Risk management transactions may not always result in increased product margins. See the additional discussion in Item 3 of this Quarterly Report.

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

Our significant accounting policies are summarized in Note 2 – Summary of Significant Accounting Policies included within the Notes to Consolidated Financial Statements section of the Annual Report on Form 10-K for the most recent fiscal year ended September 25, 2004. We believe that the following are our critical accounting policies:

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

Pension and Other Postretirement Benefits.    We estimate the rate of return on plan assets, the discount rate to estimate the present value of future benefit obligations and the cost of future health care benefits in determining our annual pension and other postretirement benefit costs. In accordance with generally accepted accounting principles, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in market conditions may materially affect our pension and other postretirement obligations and our future expense. See the Liquidity and Capital Resources section of Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended September 25, 2004 for additional disclosure regarding pension and other postretirement benefits.

Self-Insurance Reserves.    Our accrued insurance reserves represent the estimated costs of known and anticipated or unasserted claims under our general and product, workers' compensation and automobile insurance policies. Accrued insurance provisions for unasserted claims arising from unreported incidents are based on an analysis of historical claims data. For each claim, we record a self-insurance provision up to the estimated amount of the probable claim utilizing actuarially determined loss development factors applied to actual claims data. We maintain insurance coverage wherein our net exposure for insured claims is limited to the insurance deductible, claims above which are paid by our insurance carriers. For the portion of our estimated self-insurance liability that exceeds our deductibles, we record an asset to the amount of the liability to be covered by insurance.

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

Executive Summary of Results of Operations and Financial Condition

Our results for the first quarter of fiscal 2005 were negatively impacted by unseasonably warm weather across all of our service territories, as well as from the impact on customer buying habits from significantly higher commodity prices. However, the impact of the Agway Energy operations for a full quarter, compared to just a few days of business activity during the prior year quarter, more than offset the impact of these negative external factors on our operating results. We reported net income of $24.9 million, or $0.77 per Common Unit, for our first quarter of fiscal 2005, an increase of $4.8 million, or 23.9%, compared to net income of $20.1 million, or $0.70 per Common Unit, in the prior year quarter. EBITDA (as defined and reconciled below) for the three months ended December 25, 2004 was $44.0 million, an increase of $6.9 million, or 18.6%, compared to $37.1 million in the prior year quarter.

Retail propane gallons sold in the first quarter of fiscal 2005 increased 9.9 million gallons, or 7.5%, to 141.8 million gallons from 131.9 million gallons in the prior year quarter. Sales of fuel oil and other refined fuels amounted to 65.9 million gallons during the first quarter of fiscal 2005. The increase in sales volumes was achieved despite warmer than normal weather patterns across all of our service areas, as well as significantly higher energy costs that resulted in higher average selling prices to our customers. Nationwide average temperatures, as reported by the National Oceanic and Atmospheric Administration ("NOAA"), averaged 7% warmer than normal in the first quarters of both fiscal 2005 and fiscal 2004. Additionally, the average posted prices of propane and fuel oil during the first quarter of fiscal 2005 increased 47% and 63%, respectively, compared to the average posted prices in the prior year quarter. The continued high energy price environment has had a negative impact on residential and commercial customer buying habits.

During the first quarter of fiscal 2005 we continued our efforts to fully integrate the operations of Agway Energy and have successfully completed the physical combination of the majority of our field operations. As we look ahead to the second quarter of fiscal 2005, warmer than normal temperatures have persisted throughout much of January 2005 which will have a negative impact on propane and fuel oil volumes. Additionally, propane and fuel oil commodity prices continue to remain at high levels, impacting customer buying habits. A return to normal temperatures at the end of January 2005, along with our efforts to manage our cost structure amidst lower volumes, is expected to mitigate a portion of the negative effects of the warmer weather early in the second quarter.

Looking ahead to the remainder of fiscal 2005, we expect our operations to continue to be impacted by a volatile commodity price environment and continued warmer weather conditions in our service areas. With much of our integration efforts behind us, we have begun to see the anticipated benefits from the combined operations and expect to achieve the majority of our anticipated synergies through the end of fiscal 2005. Our anticipated cash requirements for the remainder of fiscal 2005 include: (i) maintenance and growth capital expenditures of approximately $21.6 million; (ii) approximately $31.1 million of interest payments; (iii) the fourth annual principal payment of $42.5 million due on June 30, 2005 under our 1996 Senior Note Agreement; and, (iv) assuming distributions remain at the current level, approximately $57.4 million of distributions to Common Unitholders and the General Partner. Based on our current estimates of cash flow from operations, our cash position at the end of the first quarter of fiscal 2005 and availability under the Revolving Credit Agreement (unused borrowing capacity under the working capital facility of $54.8 million at December 25, 2004), we expect to have sufficient funds to meet our current and future obligations, including the additional cash requirements to continue to fund our integration efforts, as well as to fund the repayment of the $42.5 million principal installment under our 7.54% senior notes if we determine that repayment, rather than refinancing such repayment, is the most appropriate option.

Results of Operations

Three Months Ended December 25, 2004 Compared to Three Months Ended December 27, 2003

Revenues

(Dollars in thousands)	Three Months Ended
	December 25, 2004	December 27, 2003	Increase	Percent Increase
Revenues
Propane	$259,436	$193,140	$66,296	34.3%
Fuel oil and refined fuels	108,260	3,403	104,857	3081.3%
Natural gas and electricity	22,488	1,728	20,760	1201.4%
HVAC	32,170	15,852	16,318	102.9%
All other	1,692	1,449	243	16.8%
Total revenues	$424,046	$215,572	$208,474	96.7%

Total revenues increased $208.5 million, or 96.7%, to $424.0 million for the three months ended December 25, 2004 compared to $215.6 million for the three months ended December 27, 2003 driven primarily by higher average selling prices as a result of significantly higher commodity prices, as well as from the addition of Agway Energy business lines for an entire quarter in fiscal 2005. Retail sales volumes in our propane and fuel oil segments were negatively impacted by a combination of warmer than normal average nationwide temperatures, as well as the impact on customer conservation efforts from the significant increase in commodity prices. These negative factors were offset to an extent by the favorable impact of the addition of Agway Energy operations for a full quarter in fiscal 2005.

Revenues in our propane segment of $259.4 million for the first quarter of fiscal 2005 increased $66.3 million, or 34.3%, compared to $193.1 million in the prior year quarter. This increase is the result of higher retail propane sales volumes, coupled with an increase in average selling prices in line with higher commodity prices for propane. Despite nationwide average temperatures, as reported by NOAA, that were 7% warmer than normal, retail propane gallons sold increased 9.9 million gallons, or 7.5%, to 141.8 million gallons for the three months ended December 25, 2004, compared to 131.9 million gallons in the prior year quarter. The increase is attributable to the addition of Agway Energy volumes for an entire quarter compared to just a few days in the prior year quarter following the December 23, 2003 acquisition date. Average selling prices increased approximately 23% as a result of sustained higher commodity prices for propane. The average posted price of propane during the first quarter of fiscal 2005 increased approximately 47% compared to the average posted prices in the prior year quarter. Additionally, included within the propane segment are revenues from wholesale and risk management activities of $4.1 million for the three months ended December 25, 2004 which decreased $4.3 million compared to the first quarter of fiscal 2004.

Revenue contribution from our fuel oil and other refined fuels and our natural gas and electricity segments amounted to $108.3 million and $22.5 million, respectively, for the three months ended December 25, 2004. Total fuel oil and other refined fuel gallons sold during the first quarter of fiscal 2005 amounted to 65.9 million gallons. Revenues from our HVAC service and installation activities, as well as from sales of HVAC equipment and related parts, of $32.2 million for the three months ended December 25, 2004 increased $16.3 million compared to the prior year quarter, primarily due to the addition of Agway Energy.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended
	December 25, 2004	December 27, 2003	Increase	Percent Increase
Cost of products sold
Propane	$147,009	$94,915	$52,094	54.9%
Fuel oil and refined fuels	91,798	2,656	89,142	3356.3%
Natural gas and electricity	20,498	1,510	18,988	1257.5%
HVAC	12,780	7,463	5,317	71.2%
All other	1,355	876	479	54.7%
Total cost of products sold	$273,440	$107,420	$166,020	154.6%
As a percent of total revenues	64.5%	49.8%

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

Cost of products sold increased $166.0 million to $273.4 million for the three months ended December 25, 2004 compared to $107.4 million in the prior year quarter. The increase results primarily from the increase in retail propane volumes sold, as well as the addition of fuel oil and other refined fuel sales volumes, which had a combined impact of $95.6 million on the year-over-year comparison of cost of products sold. Higher commodity prices for propane also increased cost of products sold by $48.5 million compared to the first quarter of the prior year. Decreased wholesale and risk management activities, noted above, decreased cost of products sold by $2.8 million compared to the prior year quarter.

In addition, the increase in revenues attributable to our natural gas and electricity and HVAC business segments had a $19.0 million and $5.3 million impact, respectively, on cost of products sold for the three months ended December 25, 2004 compared to the prior year quarter.

For the quarter ended December 25, 2004, cost of products sold represented 64.5% of revenues compared to 49.8% in the prior year quarter. This increase results primarily from the different mix of products sold during fiscal 2005 as a result of the additional product offerings from the Agway Energy operations. Generally, the prices for fuel oil and other refined fuels as a percentage of product revenues tend to be between 20% and 30% higher than propane costs are as a percentage of propane revenues.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	December 25, 2004	December 27, 2003	Increase	Percent Increase
Operating expenses	$95,666	$60,449	$35,217	58.3%
As a percent of total revenues	22.6%	28.0%

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

Operating expenses of $95.7 million for the three months ended December 25, 2004 increased $35.2 million, or 58.3%, compared to $60.4 million in the prior year quarter. Operating expenses in the fiscal 2005 first quarter include a $2.5 million unrealized (non-cash) gain representing the net change in fair values of derivative instruments during the period, compared to a $0.8 million unrealized loss in the prior year quarter (see Item 3 in this Quarterly Report for information on our policies regarding the accounting for derivative instruments). In addition to the non-cash impact of changes in the fair value of derivative instruments, the most significant impact on operating expenses was the impact on employee, vehicle and facility costs from the addition of the Agway Energy operations.

Operating expenses in the first quarter of fiscal 2005 increased primarily in the following areas: (i) employee compensation and benefit costs increased $17.5 million as a result of increased field personnel from the addition of the Agway Energy operations; (ii) costs to operate our fleet increased $3.9 million; (iii) operating costs at our customer service centers increased $11.7 million; and, (iv) insurance and medical costs increased $5.4 million.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	December 25, 2004	December 27, 2003	Increase	Percent Increase
General and administrative expenses	$10,968	$10,502	$466	4.4%
As a percent of total revenues	2.6%	4.9%

All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.

General and administrative expenses of $11.0 million for the three months ended December 25, 2004 were $0.5 million, or 4.4%, higher compared to $10.5 million during first quarter of fiscal 2004. The increase was primarily attributable to higher professional services fees, offset to an extent by lower employee compensation and benefit costs attributable to lower variable compensation and slightly lower headcount in support functions.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	December 25, 2004	December 27, 2003	Increase	Percent Increase
Depreciation and amortization	$9,119	$7,229	$1,890	26.1%
As a percent of total revenues	2.2%	3.4%

Depreciation and amortization expense increased 26.1% to $9.1 million for the three months ended December 25, 2004 compared to $7.2 million for the prior year quarter, primarily as a result of the additional depreciation and amortization associated with the acquired tangible and intangible assets from the Agway Acquisition.

Interest Expense

(Dollars in thousands)	Three Months Ended
	December 25, 2004	December 27, 2003	Increase	Percent Increase
Interest expense, net	$9,863	$9,711	$152	1.6%
As a percent of total revenues	2.3%	4.5%

Net interest expense increased $0.2 million, or 1.6%, to $9.9 million for the three months ended December 25, 2004, compared to $9.7 million in the prior year quarter. The increase results primarily from the net impact of the addition of $175.0 million of 6.875% senior notes associated with financing for the Agway Acquisition, offset by a reduction in amounts outstanding under our 7.54% senior notes due to repayment of the third annual principal payment of $42.5 million during the fourth quarter of fiscal 2004 using cash on hand. Interest expense in the prior year quarter included a one-time fee of $1.9 million related to financing commitments for the Agway Acquisition.

Net Income and EBITDA.    Net income of $24.9 million for the three months ended December 25, 2004 increased $4.8 million, or 23.9%, compared to $20.1 million in the prior year quarter. We reported EBITDA of $44.0 million for the three months ended December 25, 2004, compared to $37.1 million for the prior year quarter, an increase of $6.9 million, or 18.6%. Net income and EBITDA for the first quarter of fiscal 2005 were favorably impacted by the operations of Agway Energy for the full quarter, while results for the prior year first quarter reflect just a few days of business activity following the December 23, 2003 acquisition of Agway Energy.

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

(Dollars in thousands)	Three Months Ended
	December 25, 2004	December 27, 2003
Net income	$24,901	$20,091
Add:
Provision for income taxes	89	83
Interest expense, net	9,863	9,711
Depreciation and amortization	9,119	7,229
EBITDA	43,972	37,114
Add (subtract):
Provision for income taxes	(89)	(83)
Interest expense, net	(9,863)	(9,711)
Gain on disposal of property, plant and equipment, net	(207)	(82)
Changes in working capital and other assets and liabilities	(63,440)	(15,677)
Net cash (used in) provided by Operating activities	$(29,627)	$11,561
Investing activities	$(7,909)	$(214,995)
Financing activities	$(96)	$240,315

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities.    Due to the seasonal nature of the propane and fuel oil businesses, cash flows from operating activities are greater during the winter and spring seasons, our second and third fiscal quarters, as customers pay for products purchased during the heating season. For the three months ended December 25, 2004, net cash used in operating activities was $29.6 million compared to net cash provided by operating activities of $11.6 million for the first quarter in the prior year. The $41.2 million decline in operating cash flows was attributable to a $48.1 million higher investment in working capital in comparison to the prior year quarter, particularly in the areas of accounts receivable and inventories as a result of the significant rise in commodity prices. The impact of higher working capital investment was offset to an extent by an increase in EBITDA of $6.9 million for the three months ended December 25, 2004 compared to the prior year quarter.

Investing Activities.    Net cash used in investing activities of $7.9 million for the three months ended December 25, 2004 consists of capital expenditures of $8.7 million (including $1.5 million for maintenance expenditures and $7.2 million to support the growth of operations), partially offset by the net proceeds from the sale of property, plant and equipment of $0.8 million. Net cash used in investing activities of $215.0 million during the three months ended December 27, 2003 consisted of the net impact of the total cost of the Agway Acquisition of $210.0 million and capital expenditures of $5.2 million. Capital expenditures during the first quarter of fiscal 2005 increased $3.5 million, or 67.3%, compared to the prior year quarter as a result of anticipated increased spending for systems and facility integration efforts related to the Agway Acquisition.

Financing Activities.    Net cash used in financing activities for the three months ended December 25, 2004 of $0.1 million reflects the net result of borrowings of $20.2 million under our Revolving Credit Agreement in order to fund working capital needs in the beginning of the heating season, offset by our quarterly distribution of $0.6125 per Common Unit amounting to $19.1 million and $1.2 million in fees associated with entering into the Third Amended and Restated Credit Agreement in October 2004.

Net cash provided by financing activities in the prior year first quarter was $240.3 million as a result of (i) the issuance of $175.0 million aggregate principal amount of 6.875% senior notes due 2013, a portion of which was used to fund a portion of the Agway Acquisition and, (ii) the net proceeds of $87.6 million from a public offering of 2,990,000 Common Units (including full exercise of the underwriters' over-allotment option) during December 2003 to fund a portion of the Agway Acquisition; offset by (i) the payment of our quarterly distributions of $0.5875 per Common Unit during the first quarter of fiscal 2004 amounting to $16.5 million and, (ii) $5.8 million in fees associated with the issuance of the senior notes described above.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

On October 20, 2004, our Operating Partnership completed the Third Amended and Restated Credit Agreement (the "Revolving Credit Agreement") which replaced the Second Amended and Restated Credit Agreement, which would have expired in May 2006. The Revolving Credit Agreement expires on October 20, 2008 and provides available credit of $150.0 million in the form of a $75.0 million revolving working capital facility, of which $15.0 million may be used to issue letters of credit, and a separate $75.0 million letter of credit facility. Borrowings under the Revolving Credit Agreement bear interest at a rate based upon either LIBOR or Wachovia National Bank's prime rate, plus, in each case, the applicable margin; or the Federal Funds rate plus ½ of 1%. An annual facility fee ranging from 0.375% to 0.50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. These fees and the other terms of the Revolving Credit Agreement are substantially the same as the terms under the Second Amended and Restated Credit Agreement, which provided a $75.0 million working capital facility and a $25.0 million acquisition facility. In connection with the Third Amended and Restated Credit Agreement, our leverage ratio was reduced from 5.0 to 1 to a requirement to maintain a ratio of less than 4.5 to 1. As a result of the change in the leverage ratio applicable to the Revolving Credit Agreement, the leverage ratios applicable under the 1996 Senior Note Agreement and the 2002 Senior Note Agreement were also reduced to 4.5 to 1. In addition, the Revolving Credit Agreement replaced and added financial institutions to the bank group supporting this facility. As of December 25, 2004, $20.2 million was outstanding under the Revolving Credit Agreement and as of September 25, 2004, no borrowings were outstanding under the predecessor facility. We expect to repay the $20.2 million of outstanding borrowings under the Revolving Credit Agreement by the end of March 2005. As of December 25, 2004, we had borrowing capacity of $54.8 million under the working capital facility of the Revolving Credit Agreement.

The 1996 Senior Note Agreement, the 2002 Senior Note Agreement and the Revolving Credit Agreement contain various restrictive and affirmative covenants applicable to the Operating Partnership, including (a) maintenance of certain financial tests, including, but not limited to, a leverage ratio of less than 4.5 to 1, an interest coverage ratio in excess of 2.5 to 1 and a leverage ratio of less than 5.25 to 1 when the underfunded portion of our pension obligations is used in the computation of the ratio, (b) restrictions on the incurrence of additional indebtedness, and (c) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. We were in compliance with all covenants and terms of all of our debt agreements as of December 25, 2004 and December 27, 2003.

Partnership Distributions

We will make distributions in an amount equal to all of our Available Cash, as defined in the Second Amended and Restated Partnership Agreement, approximately 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. The Board of Supervisors reviews the level of Available Cash on a quarterly basis based upon information provided by management. On January 20, 2005, we declared a quarterly distribution of $0.6125 per Common Unit, or $2.45 on an annualized basis, in respect of the first quarter of fiscal 2005 payable on February 8, 2005 to holders of record on February 1, 2005, which is consistent with the fourth quarter of fiscal 2004 and which represents an increase compared to the quarterly distribution of $0.5875 per Common Unit in respect of the first quarter of fiscal 2004.

Quarterly distributions include Incentive Distribution Rights ("IDRs") payable to our General Partner to the extent the quarterly distribution exceeds $0.55 per Common Unit. The IDRs represent an incentive for the General Partner (which is owned by management of the Partnership) to increase the distributions to Common Unitholders in excess of $0.55 per Common Unit. With regard to the first $0.55 of the Common Unit distribution, 98.46% of the Available Cash is distributed to the Common Unitholders and 1.54% is distributed to the General Partner. With regard to the balance of the Common Unit distributions paid, 85% of the Available Cash is distributed to the Common Unitholders and 15% is distributed to the General Partner.

Long-Term Debt Obligations and Other Commitments

Long-term debt obligations and future minimum rental commitments under noncancelable operating lease agreements as of December 25, 2004 are due as follows (amounts in thousands):

(Dollars in thousands)	Remainder of Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009 and thereafter	Total
Long-term debt	$63,140	$42,975	$42,500	$42,500	$345,000	$536,115
Operating leases	16,916	16,237	11,670	7,036	6,676	58,535
Total long-term debt obligations and lease commitments	$80,056	$59,212	$54,170	$49,536	$351,676	$594,650

We have a noncontributory, cash balance format, defined benefit pension plan for eligible participants in existence on January 1, 2000, which was frozen to new participants effective January 1, 2003. At December 25, 2004, we had accrued pension obligations of $36.5 million. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000. At December 25, 2004, we had accrued retiree health and life benefits of $34.6 million. We are self-insured for general, product, workers' compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At December 25, 2004 we had accrued insurance liabilities of $39.6 million. Additionally, we have standby letters of credit in the aggregate amount of $48.4 million, in support of our casualty insurance coverage and certain lease obligations, which expire periodically through April 15, 2005.

We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2011. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the difference. Although the equipment's fair value at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $17.0 million. Of this amount, the fair value of residual value guarantees for operating leases entered into after December 31, 2002 was $4.6 million and $3.7 million which is reflected in other liabilities, with a corresponding amount included within other assets, in the accompanying condensed consolidated balance sheets as of both December 25, 2004 and September 25, 2004, respectively.

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

Some of these Forward-Looking Statements are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report. On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other of its filings with the SEC, in press releases or oral statements made by or with the approval of one of the Partnership's authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking or Cautionary Statements, which reflect management's opinions only as of the date made. The Partnership undertakes no obligation to update any Forward-Looking or Cautionary Statement. All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 25, 2004, we were a party to exchange-traded futures and option contracts, forward contracts and in certain instances, over-the-counter options (collectively "derivative instruments") to manage the price risk associated with future purchases of the commodities used in our operations, principally propane and fuel oil. Futures and forward contracts require that we sell or acquire propane or fuel oil at a fixed price at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane or fuel oil at a specified price during a specified time period; the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of the product to the respective party or are settled by the payment of a net amount equal to the difference between the then current price and the fixed contract price. The contracts are entered into in anticipation of market movements and to manage and hedge exposure to fluctuating prices of propane and fuel oil, as well as to help ensure the availability of product during periods of high demand.

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

Derivative Instruments and Hedging Activities

We account for derivative instruments in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137, 138 and 149 ("SFAS 133"). All derivative instruments are reported on the balance sheet, within other current assets or other current liabilities, at their fair values. Fair values for forward contracts and futures are derived from quoted market prices for similar instruments traded on the NYMEX. On the date that futures, forward and option contracts are entered into, we make a determination as to whether the derivative instrument qualifies for designation as a hedge. Changes in the fair value of derivative instruments are recorded each period in current period earnings or other comprehensive income/(loss) ("OCI"), depending on whether a derivative instrument is designated as a hedge and, if it is, the type of hedge. For derivative instruments designated as cash flow hedges, we formally assess, both at the hedge contract's inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in OCI to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of products sold immediately.

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

At December 25, 2004, the fair value of derivative instruments described above resulted in derivative assets of $4.9 million included within prepaid expenses and other current assets and derivative liabilities of $2.4 million included within other current liabilities. For the three months ended December 25, 2004, operating expenses include unrealized (non-cash) gains in the amount of $2.5 million compared to unrealized losses in the amount of $0.8 million for the three months ended December 27, 2003 attributable to the change in the fair value of derivative instruments not designated as hedges. At December 25, 2004, unrealized gains on derivative instruments designated as cash flow hedges in the amount of $2.3 million were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities market, the corresponding value in OCI is subject to change prior to its impact on earnings.

Sensitivity Analysis

In an effort to estimate our exposure to unfavorable market price changes in propane or fuel oil, a sensitivity analysis of open positions as of December 25, 2004 was performed. Based on this analysis, a hypothetical 10% adverse change in market prices for each of the future months for which a future, forward and/or option contract exists indicate either a reduction in potential future gains or potential losses in future earnings of $6.2 million and $2.7 million as of December 25, 2004 and December 27, 2003, respectively. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 25, 2004.

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

As previously disclosed by the Partnership under Item 9A of the Partnership's Annual Report on Form 10-K for the fiscal year ended September 25, 2004, the Partnership identified a material weakness in its internal controls over financial reporting relating to the procedures management employed to review the work of a specialist (its principal actuarial firm) in determining its pension expense. During the first quarter of fiscal 2005, management of the Partnership remediated the material weakness in internal controls in this area by, among other things, enhancing management's monitoring and oversight activity over the financial information received from the principal actuarial firm and improving the timeliness of receipt of financial information that will be used to apply the necessary generally accepted accounting principles related to pensions.

On February 2, 2005, before filing this Quarterly Report, the Partnership completed an evaluation under the supervision and with participation of the Partnership's management, including the Partnership's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of December 25, 2004. Based on this evaluation, which took into account the remediation discussed above, the Partnership's principal executive officer and principal financial officer have concluded that as of December 25, 2004, such disclosure controls and procedures were effective at the reasonable assurance level.

(b) Other than the changes described under (a) above, there have not been any changes in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ending December 25, 2004 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, the Partnership will be required to include in its Annual Report on Form 10-K for the fiscal year ending September 30, 2005 a report on management's assessment of the effectiveness of the Partnership's internal control over financial reporting. The Partnership's independent registered public accountants will also be required to attest to and report on management's assessment. As part of the process of preparing for compliance with these requirements, the Partnership has initiated a review of its internal control over financial reporting and has been engaged in documenting, evaluating and testing its internal controls. As a result of this ongoing process, management has made improvements to the Partnership's internal control through the date of the filing of this Quarterly Report on Form 10-Q and anticipates that further improvements will be made.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 6. EXHIBITS

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

Suburban Propane Partners, L.P.
February 3, 2005 Date	/s/ ROBERT M. PLANTE Robert M. Plante Vice President and Chief Financial Officer
February 3, 2005 Date	/s/ MICHAEL A. STIVALA Michael A. Stivala Controller (Principal Accounting Officer)