Form 10-K/A
period 2004-09-25
SUBURBAN PROPANE PARTNERS LP
filed 2005-05-05
CIK 1005210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1
to

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

The undersigned Registrant hereby amends Item 10, Part III of its Annual Report on Form 10-K for the fiscal year ended September 25, 2004 to (a) set forth the standards for determining the independence of directors provided in the Partnership's Corporate Governance Guidelines and Principles, (b) confirm that we have previously adopted and posted on our website a Code of Ethics, Corporate Governance Guidelines, Audit Committee Charter and Compensation Committee Charter, and that the same are available in writing from the Partnership upon request and (c) confirm the submission by the Partnership's Chief Executive Officer of the annual certification required by the New York Stock Exchange ("NYSE"), in each case as required by the NYSE's Corporate Governance Standards.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Partnership Management

Our Second Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides that all management powers over our business and affairs are exclusively vested in our Board of Supervisors and, subject to the direction of the Board of Supervisors, our officers. No Unitholder has any management power over our business and affairs or actual or apparent authority to enter into contracts on behalf of, or to otherwise bind, us. Three independent Elected Supervisors and two Appointed Supervisors serve on the Board of Supervisors pursuant to the terms of the Partnership Agreement. The Elected Supervisors are elected by the Unitholders to serve a term of three years. The Appointed Supervisors are appointed by our General Partner.

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

The Board of Supervisors has determined that all three members of the Audit Committee, John Hoyt Stookey, Harold R. Logan, Jr. and Dudley C. Mecum, are audit committee financial experts and are independent of management within the meaning of the New York Stock Exchange ("NYSE") corporate governance listing standards as of the date of this Annual Report. The Corporate Governance Guidelines and Principles adopted by the Board of Supervisors sets forth that Supervisors are deemed to be lacking a material relationship to the Partnership and are therefore independent of management if the following criteria are satisfied:

1.	Within the past three years, the Supervisor:

a.	has not been employed by the Partnership and has not received more than $100,000 per year in direct compensation from the Partnership, other than Supervisor and committee fees and pension or other forms of deferred compensation for prior service;

b.	has not provided significant advisory or consultancy services to the Partnership, and is not affiliated with a company or a firm that has revenue of the greater of 2% of the other company's consolidated gross revenues or $1 million;

c.	has not been a significant customer or supplier of the Partnership nor affiliated with a company or firm that has revenue of the greater of 2% of the other company's consolidated gross revenues or $1 million;

d.	has not been employed by or affiliated with an internal or external auditor that within the past three years provided services to the Partnership;

e.	has not been employed by another partnership where any of the Partnership's current executives serve on that company's compensation committee;

2.	Is not a spouse, parent, sibling, child, mother- or father-in-law, son- or daughter-in-law or brother- or sister-in-law of a person having a relationship described in (1) above or shares a residence with such person;

3.	Is not affiliated with a tax-exempt entity that within the past 12 months received significant contributions from the Partnership (revenue of the greater of 2% of the entity's consolidated gross revenues or $1 million is considered significant); and

4.	Does not have any other relationships with the Partnership or with members of senior management that the Board determines to be material.

Mr. Logan, Chairman of the Audit Committee, presides at the regularly scheduled executive sessions of the non-management supervisors held as part of the meetings of the Audit Committee. Investors and other parties interested in communicating directly with the non-management supervisors as a group may do so by writing to the Non-Management Members of the Board of Supervisors, c/o Corporate Secretary, P.O. Box 206, Whippany, New Jersey 07981.

Board of Supervisors and Executive Officers of the Partnership

The following table sets forth certain information with respect to the members of the Board of Supervisors and our executive officers as of November 29, 2004. Officers are elected for one-year terms and Supervisors are elected or appointed for three-year terms.

Name	Age	Position With the Partnership
Mark A. Alexander	46	President and Chief Executive Officer; Member of the Board of Supervisors (Appointed Supervisor)
Michael J. Dunn, Jr	55	Senior Vice President – Corporate Development; Member of the Board of Supervisors (Appointed Supervisor)
Robert M. Plante	56	Vice President and Chief Financial Officer
Jeffrey S. Jolly	52	Vice President and Chief Information Officer
Michael M. Keating	51	Vice President – Human Resources and Administration
Janice G. Sokol	38	Vice President, General Counsel and Secretary
A. Davin D'Ambrosio	40	Treasurer
Michael A. Stivala	35	Controller
John Hoyt Stookey	74	Member of the Board of Supervisors (Chairman and Elected Supervisor)
Harold R. Logan, Jr	60	Member of the Board of Supervisors (Elected Supervisor)
Dudley C. Mecum	69	Member of the Board of Supervisors (Elected Supervisor)
Mark J. Anton	78	Supervisor Emeritus

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

Audit Committee Charter

We have adopted an Audit Committee Charter in accordance with the NYSE corporate governance listing standards in effect as of the date of this Annual Report. Copies of our Audit Committee Charter are available without charge from our website at www.suburbanpropane.com or upon written request directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.

Compensation Committee Charter

We have adopted a Compensation Committee Charter in accordance with the NYSE corporate governance listing standards in effect as of the date of this Annual Report. Copies of our Compensation Committee Charter are available without charge from our website at www.suburbanpropane.com or upon written request directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.

NYSE Annual CEO Certification

The NYSE requires the Chief Executive Officer of each listed company to submit a certification indicating that the company is not in violation of the Corporate Governance listing standards of the NYSE on an annual basis. Mr. Alexander submitted his Annual CEO Certification for 2004 to the NYSE without qualification.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUBURBAN PROPANE PARTNERS, L.P.

Date: May 4, 2005	By: /s/ JANICE G. SOKOL Janice G. Sokol Vice President, General Counsel and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
31.2	Certification of the Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

E-1