Form 10-Q
period 2005-03-26
SUBURBAN PROPANE PARTNERS LP
filed 2005-05-05
CIK 1005210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

    Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 26, 2005

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

This Quarterly Report on Form 10-Q contains forward-looking statements ("Forward-Looking Statements") as defined in the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, relating to future business expectations and predictions and financial condition and results of operations of Suburban Propane Partners, L.P. (the "Partnership"). Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans" or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements ("Cautionary Statements"). The risks and uncertainties and their impact on the Partnership's operations include, but are not limited to, the following risks:

•	The impact of weather conditions on the demand for propane, fuel oil and other refined fuels, natural gas and electricity;

•	Fluctuations in the unit cost of propane, fuel oil and other refined fuels and natural gas;

•	The ability of the Partnership to compete with other suppliers of propane, fuel oil and other energy sources;

•	The impact on propane, fuel oil and other refined fuel prices and supply of the political, military or economic instability of the oil producing nations, global terrorism and other general economic conditions;

•	The ability of the Partnership to continue to realize, or to realize fully, within the expected time frame, the expected cost savings and synergies from the Agway Acquisition (as defined below);

•	The ability of the Partnership to acquire and maintain reliable transportation for its propane, fuel oil and other refined fuels;

•	The ability of the Partnership to retain customers;

•	The impact of energy efficiency and technology advances on the demand for propane and fuel oil;

•	The ability of management to continue to control expenses;

•	The impact of changes in applicable statutes and government regulations, or their interpretations, including those relating to the environment and global warming and other regulatory developments on the Partnership's business;

•	The impact of legal proceedings on the Partnership's business;

•	The Partnership's ability to implement its expansion strategy into new business lines and sectors; and

•	The Partnership's ability to integrate acquired businesses successfully.

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

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 26, 2005	September 25, 2004
ASSETS
Current assets:
Cash and cash equivalents	$16,902	$53,481
Accounts receivable, less allowance for doubtful accounts of $7,429 and $7,896, respectively	190,511	91,000
Inventories	67,433	64,141
Prepaid expenses and other current assets	37,737	44,272
Total current assets	312,583	252,894
Property, plant and equipment, net	405,423	406,702
Goodwill	282,015	282,015
Other intangible assets, net	23,530	25,582
Other assets	26,816	24,814
Total assets	$1,050,367	$992,007

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$74,211	$60,664
Accrued employment and benefit costs	20,723	25,152
Short-term borrowings	38,000	—
Current portion of long-term borrowings	440	42,940
Accrued insurance	9,835	12,724
Customer deposits and advances	25,887	61,265
Accrued interest	10,646	10,067
Other current liabilities	27,128	32,152
Total current liabilities	206,870	244,964
Long-term borrowings	515,475	472,975
Postretirement benefits obligation	31,175	31,616
Accrued insurance	31,366	25,517
Accrued pension liability	38,241	35,035
Other liabilities	14,000	13,782
Total liabilities	837,127	823,889

Commitments and contingencies

Partners' capital:
Common Unitholders (30,278 and 30,257 units issued and outstanding at March 26, 2005 and September 25, 2004, respectively)	292,009	238,880
General Partner	2,470	852
Deferred compensation	(5,887)	(5,778)
Common Units held in trust, at cost	5,887	5,778
Unearned compensation	(5,588)	(3,845)
Accumulated other comprehensive loss	(75,651)	(67,769)
Total partners' capital	213,240	168,118
Total liabilities and partners' capital	$1,050,367	$992,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended
	March 26, 2005	March 27, 2004
Revenues
Propane	$360,830	$353,618
Fuel oil and refined fuels	157,963	147,952
Natural gas and electricity	39,265	35,770
HVAC	27,104	27,750
All other	2,207	2,234
	587,369	567,324

Costs and expenses
Cost of products sold	380,515	342,558
Operating	110,379	107,454
General and administrative	12,207	17,392
Restructuring costs	—	2,179
Depreciation and amortization	9,198	9,223
	512,299	478,806

Income before interest expense and provision for income taxes	75,070	88,518
Interest expense, net	10,480	10,770

Income before provision for income taxes	64,590	77,748
Provision for income taxes	109	83

Income from continuing operations	64,481	77,665
Discontinued operations (Note 13):
Gain on sale of customer service centers	976	14,205
Income from discontinued customer service centers	—	690

Net income	$65,457	$92,560

General Partner's interest in net income	2,034	2,616
Limited Partners' interest in net income	$63,423	$89,944

Income per Common Unit — basic
Income from continuing operations	$1.89	$2.26
Discontinued operations	0.02	0.42
Net income	$1.91	$2.68
Weighted average number of Common Units outstanding — basic	30,277	30,257

Income per Common Unit — diluted
Income from continuing operations	$1.88	$2.25
Discontinued operations	0.02	0.42
Net income	$1.90	$2.67
Weighted average number of Common Units outstanding — diluted	30,405	30,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Six Months Ended
	March 26, 2005	March 27, 2004
Revenues
Propane	$619,613	$546,758
Fuel oil and refined fuels	266,223	151,355
Natural gas and electricity	61,753	37,498
HVAC	59,274	43,602
All other	4,552	3,683
	1,011,415	782,896

Costs and expenses
Cost of products sold	653,955	449,978
Operating	206,045	167,903
General and administrative	23,175	27,894
Restructuring costs	—	2,179
Depreciation and amortization	18,317	16,452
	901,492	664,406

Income before interest expense and provision for income taxes	109,923	118,490
Interest expense, net	20,343	20,481

Income before provision for income taxes	89,580	98,009
Provision for income taxes	198	166

Income from continuing operations	89,382	97,843
Discontinued operations (Note 13):
Gain on sale of customer service centers	976	14,205
Income from discontinued customer service centers	—	603

Net income	$90,358	$112,651

General Partner's interest in net income	2,808	3,124
Limited Partners' interest in net income	$87,550	$109,527

Income per Common Unit — basic
Income from continuing operations	$2.66	$3.03
Discontinued operations	0.03	0.44
Net income	$2.69	$3.47
Weighted average number of Common Units outstanding — basic	30,273	28,942

Income per Common Unit — diluted
Income from continuing operations	$2.65	$3.02
Discontinued operations	0.02	0.43
Net income	$2.67	$3.45
Weighted average number of Common Units outstanding — diluted	30,414	29,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	March 26, 2005	March 27, 2004
Cash flows from operating activities:
Net income	$90,358	$112,651
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation expense	16,266	15,520
Amortization of intangible assets	2,051	932
Amortization of debt origination costs	824	621
Amortization of unearned compensation	917	584
Gain on disposal of property, plant and equipment, net	(1,067)	(161)
Gain on sale of customer service centers	(976)	(14,205)
Changes in assets and liabilities, net of acquisition:
(Increase) in accounts receivable	(99,511)	(66,431)
(Increase) in inventories	(3,292)	(6,681)
(Increase) in prepaid expenses and other current assets	(1,347)	(11,847)
Increase in accounts payable	13,547	7,690
(Decrease) increase in accrued employment and benefit costs	(4,429)	7,973
Increase in accrued interest	579	3,151
(Decrease) in other accrued liabilities	(43,291)	(25,365)
(Increase) in other noncurrent assets	(1,557)	(928)
Increase (decrease) in other noncurrent liabilities	8,832	(170)
Net cash (used in) provided by operating activities	(22,096)	23,334
Cash flows from investing activities:
Capital expenditures	(16,231)	(12,857)
Acquisition of Agway Energy, net of cash acquired	—	(211,181)
Proceeds from sale of property, plant and equipment	3,287	429
Proceeds from sale of customer service centers, net	—	23,969
Net cash (used in) investing activities	(12,944)	(199,640)
Cash flows from financing activities:
Long-term debt issuance	—	175,000
Short-term borrowings	38,000	—
Expenses associated with debt agreements	(1,268)	(5,908)
Net proceeds from issuance of Common Units	—	87,566
Partnership distributions	(38,271)	(34,691)
Net cash (used in) provided by financing activities	(1,539)	221,967
Net (decrease) increase in cash and cash equivalents	(36,579)	45,661
Cash and cash equivalents at beginning of period	53,481	15,765
Cash and cash equivalents at end of period	$16,902	$61,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
(in thousands)
(unaudited)

	Number of Common Units	Common Unitholders	General Partner	Deferred Compensation	Common Units in Trust	Unearned Compensation	Accumulated Other Comprehensive (Loss)	Total Partners' Capital	Comprehensive Income
Balance at September 25, 2004	30,257	$238,880	$852	$(5,778)	$5,778	$(3,845)	$(67,769)	$168,118
Net income		87,550	2,808					90,358	$90,358
Other comprehensive income:
Net unrealized gains on cash flow hedges							1,247	1,247	1,247
Reclassification of realized gains on cash flow hedges into earnings							(9,129)	(9,129)	(9,129)
Comprehensive income									$82,476
Partnership distributions		(37,081)	(1,190)					(38,271)
Common Units issued under Restricted Unit Plan	21							—
Common Units distributed into trust				(109)	109			—
Grants issued under Restricted Unit Plan, net of forfeitures		2,660				(2,660)		—
Amortization of Restricted Unit Plan, net of forfeitures						917		917
Balance at March 26, 2005	30,278	$292,009	$2,470	$(5,887)	$5,887	$(5,588)	$(75,651)	$213,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the "Partnership") is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail and wholesale marketing and distribution of propane and related appliances, parts and service. In addition, with the acquisition of the assets and operations of Agway Energy on December 23, 2003 (see Note 3), the Partnership expanded its activities to include the marketing and distribution of fuel oil and other refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. The limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange ("Common Units") with 30,278,241 Common Units outstanding at March 26, 2005. The limited partners are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Second Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), such as the election of three of the five members of the Board of Supervisors, and voting on the removal of the general partner.

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

Suburban Energy Finance Corporation, a direct wholly-owned subsidiary of the Partnership, was formed on November 26, 2003 to serve as co-issuer, jointly and severally with the Partnership, of the Partnership's 6.875% senior notes due in 2013 (see Note 8).

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

Derivative Instruments and Hedging Activities.    The Partnership enters into a combination of exchange-traded futures and option contracts, forward contracts and in certain instances, over-the-counter options (collectively, "derivative instruments") to manage the price risk associated with future purchases of the commodities used in its operations, principally propane and fuel oil, as well as to ensure supply during periods of high demand. All derivative instruments are reported on the balance sheet, within other current assets or other current liabilities, at their fair values pursuant to Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137, 138 and 149 ("SFAS 133"). On the date that futures, forward and option contracts are entered into, the Partnership makes a determination as to whether the derivative instrument qualifies for designation as a hedge. Changes in the fair value of derivative instruments are recorded each period in current period earnings or other comprehensive income/(loss) ("OCI"), depending on whether a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivative instruments designated as cash flow hedges, the Partnership formally assesses, both at the hedge contract's inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in OCI to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of cash flow hedges are recognized in operating expenses immediately. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings within operating expenses and reclassified to cost of products sold once realized.

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

At March 26, 2005, the fair value of derivative instruments described above resulted in derivative assets of $1,866 included within prepaid expenses and other current assets and derivative liabilities of $5,317 included within other current liabilities. Operating expenses include unrealized (non-cash)

losses in the amount of $2,839 and $316 for the three and six months ended March 26, 2005, respectively, and unrealized gains in the amount of $1,094 and $301 for the three and six months ended March 27, 2004, attributable to the change in fair value of derivative instruments not designated as hedges. At March 26, 2005, unrealized gains on derivative instruments designated as cash flow hedges in the amount of $1,247 were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities market, the corresponding value in OCI is subject to change prior to its impact on earnings.

Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates have been made by management in the areas of depreciation and amortization of long-lived assets, insurance and litigation reserves, environmental reserves, pension and other postretirement benefit liabilities and costs, valuation of derivative instruments, asset valuation assessment, as well as the allowance for doubtful accounts. Actual results could differ from those estimates, making it reasonably possible that a change in these estimates could occur in the near term.

Reclassifications.    Certain prior period amounts have been reclassified to conform with the current period presentation.

3.	Acquisition of Agway Energy

On December 23, 2003, the Partnership acquired substantially all of the assets and operations of Agway Energy Products, LLC, Agway Energy Services, Inc. and Agway Energy Services PA, Inc. (collectively "Agway Energy") pursuant to an asset purchase agreement dated November 10, 2003 (the "Agway Acquisition"). Agway Energy, based in Syracuse, New York, was a leading regional marketer of propane, fuel oil, gasoline and diesel fuel primarily in New York, Pennsylvania, New Jersey and Vermont. To complement its core marketing and delivery business, Agway Energy also installed and serviced a wide variety of home comfort equipment, particularly in the areas of heating, ventilation and air conditioning. The Agway Acquisition was consistent with the Partnership's business strategy of prudently pursuing acquisitions of retail propane distributors and other energy-related businesses that can complement or supplement its core propane operations. The Agway Acquisition also expanded the Partnership's presence in the northeast energy market. The total cost of the Agway Acquisition, including the purchase price of $205,055 (net of a working capital adjustment paid to the Partnership of $945), $2,650 for non-compete agreements with certain members of the management of Agway Energy and $3,500 in transaction related costs, was approximately $211,205.

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

Deferred taxes.    For tax purposes, the assets and operations of the propane business line are reported within the Operating Partnership. Accordingly, the earnings attributable to the propane operations are not subject to federal and state income taxes at the entity level; rather, such earnings are included in the tax returns of the individual partners. All other assets and operations acquired are reported within an indirect, wholly-owned subsidiary of the Operating Partnership that is subject to corporate-level federal and state income taxes. The deferred tax assets established in purchase accounting represent the tax effect of temporary differences between the financial statement basis and tax basis of assets acquired and liabilities assumed as of the Agway Acquisition date. The temporary differences primarily relate to certain accruals and reserves established for book purposes that are expected to give rise to future tax deductions.

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

Severance and other restructuring costs.    Termination benefits and relocation costs associated with employees of Agway Energy affected by integration and restructuring plans were recorded as part of purchase accounting. Additionally, as part of the Partnership's approved plans to integrate the operating facilities in the northeast, costs to exit certain facilities and relocate equipment have been recorded as part of purchase accounting. As of March 26, 2005, the majority of locations that were identified for integration in the northeast have been merged, with employees co-located in one location. The Partnership is working closely with the local authorities in each of the locations that have been merged in order to get the necessary approvals to relocate storage equipment. The Partnership expects that relocation of equipment will be completed by the end of fiscal 2005.

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

	Six Months Ended
	March 26, 2005	March 27, 2004
	As reported	Pro Forma
Revenues	$1,011,415	$956,760
Income from continuing operations	89,382	101,924
Income from continuing operations per Common Unit — basic	$2.66	$3.15

4.	Restructuring Costs

For the year ended September 25, 2004, the Partnership recorded a restructuring charge of $2,942 within the consolidated statements of operations related primarily to employee termination costs incurred as a result of actions taken during fiscal 2004. The components of remaining restructuring charges are as follows:

	Reserve at September 25, 2004	Charges Through March 26, 2005	Utilization Through March 26, 2005	Reserve at March 26, 2005
Charges expensed:
Severance and other employee costs	$715	$475	$(654)	$536
Other exit costs	—	150	—	150
Total	$715	$625	$(654)	$686
Charges recorded in purchase accounting:
Severance and other employee costs	$139	$—	$(106)	$33
Relocation costs	235	—	(116)	119
Other exit costs	1,000	—	(613)	387
Total	$1,374	$—	$(835)	$539

The $1,225 in accrued severance and other termination and relocation benefits, as well as the other exit costs as of March 26, 2005 is expected to be paid out or incurred over the course of the remainder of fiscal 2005. The $150 charge for other exit costs during the three months ended March 26, 2005 relates to estimated incremental costs associated with the Partnership's decision to shut down the gas station business in the third quarter of fiscal 2004.

5.	Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane and refined fuels and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	March 26, 2005	September 25, 2004
Propane and refined fuels	$54,094	$50,286
Natural gas	934	2,003
Appliances and related parts	12,405	11,852
	$67,433	$64,141

6.	Goodwill and Other Intangible Assets

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

Other intangible assets consist of the following:

	March 26, 2005	September 25, 2004
Customer lists	$19,866	$19,866
Trade names	3,513	3,513
Non-compete agreements	5,017	5,467
Other	1,967	1,967
	30,363	30,813
Less: accumulated amortization	6,833	5,231
	$23,530	$25,582

Aggregate amortization expense related to other intangible assets for the three and six months ended March 26, 2005 was $1,004 and $2,051, respectively, and $809 and $932 for the three and six months ended March 27, 2004, respectively.

Aggregate amortization expense related to other intangible assets for the remainder of fiscal 2005 and for each of the five succeeding fiscal years as of March 26, 2005 is as follows: 2005 — $2,035; 2006 — $2,685; 2007 — $2,134; 2008 — $2,098; 2009 — $2,093 and 2010 — $2,063.

7.	Income Per Unit

Basic income per limited partner unit for the quarters ended March 26, 2005 and March 27, 2004 is computed by dividing the limited partners' share of income, calculated under the two-class method of computing earnings, by the weighted average number of outstanding Common Units. Diluted income per limited partner unit is computed by dividing the limited partners' share of income, calculated under the two-class method of computing earnings, by the weighted average number of outstanding Common Units and time vested Restricted Units granted under the 2000 Restricted Unit Plan (see Note 10). The two-class method is an earnings allocation formula that computes earnings per unit for each class of common unit and participating security according to distributions declared and the participating rights in undistributed earnings, as if all of the earnings were distributed to the limited partners and the general partner. In computing diluted income per unit, weighted average units outstanding used to compute basic income per unit were increased by 127,728 units and 140,957 units for the three and six months ended March 26, 2005, respectively, and 115,266 and 111,058 for the three and six months ended March 27, 2004, respectively, to reflect the potential dilutive effect of the unvested Restricted Units outstanding using the treasury stock method.

Computations of earnings per Common Unit were performed in accordance with Emerging Issues Task Force ("EITF") consensus 03-6 "Participating Securities and the Two-Class Method Under FAS 128" ("EITF 03-6") which requires, among other things, the use of the two-class method of computing earnings per unit when participating securities exist. The earnings per Common Unit computations for all periods presented reflect the application of EITF 03-6. Computation of earnings per Common Unit under EITF 03-6 resulted in a negative impact of $0.18 and $0.20 per Common Unit for the three and six months ended March 26, 2005, respectively, and $0.29 and $0.31 for the three and six months ended March 27, 2004, respectively, compared to the computation under FAS 128.

8.	Short-Term and Long-Term Borrowings

Short-term and long-term borrowings consist of the following:

	March 26, 2005	September 25, 2004
Senior Notes, 7.54%, due June 30, 2011	$297,500	$297,500
Senior Notes, 6.875%, due December 15, 2013	175,000	175,000
Senior Notes, 7.37%, due June 30, 2012	42,500	42,500
Note payable, 8%, due in annual installments through 2006	915	915
Short-term borrowings under the Revolving Credit Agreement	38,000	—
	553,915	515,915
Less: current portion	38,440	42,940
	$515,475	$472,975

On December 23, 2003, the Partnership and its subsidiary Suburban Energy Finance Corporation issued $175,000 aggregate principal amount of Senior Notes (the "2003 144A Notes") with an annual interest rate of 6.875% through a debt offering under Rule 144A and Regulation S of the Securities Act of 1933. On May 13, 2004, pursuant to a registration rights agreement, the Partnership exchanged the $175,000 senior notes that were issued on December 23, 2003 with $175,000 senior notes that were registered with the SEC and which have substantially the same terms as the 2003 144A Notes (the "2003 Senior Notes"). The Partnership's obligations under the 2003 Senior Notes are unsecured and will rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The 2003 Senior Notes are structurally subordinated to, which means they rank effectively behind, the senior notes and other liabilities of the Operating Partnership. The 2003 Senior Notes will mature on December 15, 2013, and require semi-annual interest payments that began on June 15, 2004. The Partnership is permitted to redeem some or all of the 2003 Senior Notes any time on or after December 15, 2008, at redemption prices specified in the indenture governing the 2003 Senior Notes. The 2003 Senior Notes contain certain restrictions applicable to the Partnership and certain of its subsidiaries with respect to (i) the incurrence of additional indebtedness; and, (ii) liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.

On March 5, 1996, pursuant to a Senior Note Agreement, the Operating Partnership issued $425,000 of Senior Notes (the "1996 Senior Notes") with an annual interest rate of 7.54%. The Operating Partnership's obligations under the 1996 Senior Notes are unsecured and rank on an equal and ratable basis with the Operating Partnership's obligations under the 2002 Senior Notes and the Revolving Credit Agreement discussed below. The 1996 Senior Notes were scheduled to mature June 30, 2011 and required semi-annual interest payments. Under the terms of the 1996 Senior Notes, the Operating Partnership was obligated to repay the principal on the 1996 Senior Notes in equal annual payments of $42,500 which started on July 1, 2002. As of March 26, 2005, there was $297,500 outstanding under the 1996 Senior Notes, which were redeemed in full on March 31, 2005 (see below).

On July 1, 2002, the Operating Partnership received $42,500 from the issuance of 7.37% Senior Notes due June 30, 2012 (the "2002 Senior Notes") in order to refinance the first annual principal payment of $42,500 under the 1996 Senior Notes. The Operating Partnership's obligations under the 2002 Senior Notes are unsecured and rank on an equal and ratable basis with the Operating Partnership's obligations under the 1996 Senior Notes and the Revolving Credit Agreement. Rather than refinance the second and third annual principal payments of $42,500 each due under the 1996 Senior Notes, the Partnership elected to repay them on June 30, 2003 and July 1, 2004, respectively.

On October 20, 2004, the Operating Partnership executed the Third Amended and Restated Credit Agreement (the "Revolving Credit Agreement") which replaced the Second Amended and Restated Credit Agreement, which would have expired in May 2006. The Revolving Credit Agreement expires on October 20, 2008 and provides available credit of $150,000 in the form of a $75,000 revolving working capital facility, of which $15,000 may be used to issue letters of credit, and a separate $75,000 letter of credit facility. Borrowings under the Revolving Credit Agreement bear interest at a rate based upon either LIBOR or Wachovia National Bank's prime rate, plus, in each case, the applicable margin; or the Federal Funds rate plus 1/2 of 1%. An annual facility fee ranging from 0.375% to 0.50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. These fees and the other terms of the Revolving Credit Agreement are substantially the same as the terms under the Second Amended and Restated Credit Agreement, which provided a $75,000 working capital facility and a $25,000 acquisition facility. In connection with the Revolving Credit Agreement, the Operating Partnership's leverage ratio was reduced from 5.0 to 1 to a requirement to maintain a ratio of less than 4.5 to 1. As a result of the change in the leverage ratio under the Revolving Credit Agreement, the applicable leverage ratios under the 1996 Senior Notes and the 2002 Senior Notes were also reduced to 4.5 to 1. As of March 26, 2005, there was $38,000 outstanding under the working capital facility of the Revolving Credit Agreement that was used to fund working capital requirements during the heating season. The Partnership expects to repay the $38,000 by the end of June 2005.

On March 31, 2005 (subsequent to the end of the second quarter of fiscal 2005), the Partnership completed a refinancing (the "Refinancing") of the $297,500 outstanding principal amount of the 1996 Senior Notes and the $42,500 outstanding principal amount of the 2002 Senior Notes (collectively, the "Redeemed Notes"). Under the Refinancing, the Partnership issued $250,000 of additional notes under the indenture governing the 2003 Senior Notes and received proceeds of approximately $246,875, net of a $2,047 discount on sale and related underwriter fees. In addition, the Operating Partnership entered into an amendment to the Revolving Credit Agreement to provide, among other things, for a five-year $125,000 term loan facility (the "Term Loan"). The total net proceeds of approximately $370,936 from the issuance of additional senior notes under the 2003 Senior Notes and from the $125,000 of borrowings under the Term Loan, together with cash of approximately $7,335, were used to prepay the Redeemed Notes, including a prepayment premium of approximately $31,880 and interest accrued on the Redeemed Notes of approximately $6,391 from the last interest payment date through the date of redemption. As a result of the Refinancing, all of the outstanding amounts due under the 1996 Senior Notes and the 2002 Senior Notes have been classified as long-term as of March 26, 2005.

The Redeemed Notes required an annual principal repayment of $42,500 through 2012. The Refinancing replaces the annual cash requirement for principal amortization with the $125,000 five-year Term Loan and the $250,000 of senior notes due 2013 issued under the 2003 Senior Notes, significantly extending the Partnership's debt maturities and eliminating refinancing risk associated with the amortization of the Redeemed Notes. The Refinancing is expected to reduce the Partnership's annual interest expense for at least the next five years. The Partnership will record a one-time charge of approximately $36,242 during the third quarter of fiscal 2005 as a result of the Refinancing to reflect the loss on debt extinguishment associated with the prepayment premium and the write-off of $4,262 of unamortized bond issuance costs associated with the Redeemed Notes.

As of March 26, 2005, the 1996 Senior Notes, the 2002 Senior Notes and the Revolving Credit Agreement contained various restrictive and affirmative covenants applicable to the Operating Partnership. The Partnership was in compliance with all covenants and terms of the 1996 Senior Notes, the 2002 Senior Notes and the Revolving Credit Agreement as of March 26, 2005. As a result of the Refinancing, the Partnership eliminated the requirement to maintain a leverage ratio and an interest coverage ratio associated with the Redeemed Notes without adding comparable financial covenants under the 2003 Senior Notes. Additionally, as a result of the amendment to the Third Amended and Restated Credit Agreement, the Operating Partnership's required leverage ratio was reduced from 4.5 to 1 to a requirement to maintain a ratio of less than 4.0 to 1 and the interest coverage ratio was amended to require maintenance of a ratio of greater than 2.5 to 1 on a consolidated basis. In addition, the Revolving Credit Agreement and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, the Partnership's Senior Notes and Revolving Credit Agreement were capitalized within other assets and are being amortized on a straight-line basis over the term of the respective debt agreements. Other assets at March 26, 2005 and September 25, 2004 include debt origination costs with a net carrying amount of $10,942 and $10,506, respectively. Aggregate amortization expense related to deferred debt origination costs included within interest expense for the three and six months ended March 26, 2005 was $416 and $824, respectively, and $371 and $621 for the three and six months ended March 27, 2004, respectively.

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

On April 21, 2005, the Partnership declared a quarterly distribution of $0.6125 per Common Unit, or $2.45 on an annualized basis, in respect of the second quarter of fiscal 2005 payable on May 10, 2005 to holders of record on May 3, 2005. This quarterly distribution includes IDRs payable to the General Partner to the extent the quarterly distribution exceeds $0.55 per Common Unit.

10.	2000 Restricted Unit Plan

During fiscal 2005, the Partnership awarded 94,239 Restricted Units under the 2000 Restricted Unit Plan at an aggregate value of $3,129. Restricted Units issued under the 2000 Restricted Unit Plan vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the issuance date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the issuance date. Restricted Unit Plan participants are not eligible to receive quarterly distributions or vote their respective Restricted Units until vested. Restrictions also limit the sale or transfer of the Common Units by the award recipients during the restricted periods. The value of the Restricted Unit is established by the market price of the Common Units at the date of grant. Restricted Units are subject to forfeiture in certain circumstances as defined in the 2000 Restricted Unit Plan. Upon award of Restricted Units, the unamortized unearned compensation value is shown as a reduction to partners' capital. The unearned compensation is amortized ratably to expense over the restricted periods.

11.	Commitments and Contingencies

The Partnership is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At March 26, 2005 and September 25, 2004, the Partnership had accrued insurance liabilities of $41,201 and $38,241, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets related to the amount of the liability to be covered by insurance which amounted to $3,945 and $2,941 as of March 26, 2005 and September 25, 2004, respectively. The Partnership is also involved in various legal actions that have arisen in the normal course of business, including those relating to commercial transactions and product liability. Management believes, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership's financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insurance claims.

The Partnership is subject to various laws and governmental regulations concerning environmental matters and expects that it will be required to expend funds to participate in remediation of these matters. In connection with the Agway Acquisition, the Partnership acquired certain surplus properties with either known or probable environmental exposure, some of which are currently in varying stages of investigation, remediation or monitoring. Additionally, the Partnership identified that certain active sites acquired contained environmental exposures which may require further investigation, future remediation or ongoing monitoring activities. The environmental exposures include instances of soil and/or groundwater contamination associated with the handling and storage of fuel oil, gasoline and diesel fuel. In the allocation of the purchase price to the assets acquired and liabilities assumed in the Agway Acquisition, the Partnership established an environmental reserve of $13,750. This reserve estimate was based on the Partnership's best estimate of future costs for environmental investigations, remediation and ongoing monitoring activities at the date of the Agway Acquisition associated with acquired properties with either known or probable environmental exposures.

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

Management revised its estimates of environmental exposures at certain acquired sites and, as a result, increased the environmental reserve by $1,200 with a corresponding increase to the environmental escrow asset related to the future reimbursement from the environmental escrow established in the Agway Acquisition during the six months ended March 26, 2005. As of March 26, 2005 and September 25, 2004, $9,151 and $11,350, respectively, remained in the environmental reserve and $9,456 and $11,521, respectively, remained in the environmental escrow asset.

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

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2012. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the equipment's fair value at the end of their lease terms has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $17,637. Of this amount, the fair value of residual value guarantees for operating leases entered into after December 31, 2002 was $5,196 and $3,684 which is reflected in other liabilities, with a corresponding amount included within other assets, in the accompanying condensed consolidated balance sheets as of March 26, 2005 and September 25, 2004, respectively.

13.	Discontinued Operations and Disposition

During the second quarter of fiscal 2004, the Partnership sold ten customer service centers in Texas, Oklahoma, Missouri and Kansas for total cash proceeds of approximately $24,000. This divestiture was in line with the Partnership's strategy of divesting operations in slower growing or non-strategic markets in an effort to identify opportunities to optimize the return on assets employed. The Partnership recorded a gain on sale of approximately $14,205 for the three and six months ended March 27, 2004 which was accounted for within discontinued operations pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). During the second quarter of fiscal 2005, the Partnership finalized certain purchase price adjustments with the buyer of these customer service centers and recorded an additional gain on sale of $976. In accordance with SFAS 144, the individual captions on the consolidated statements of operations for the three and six months ended March 27, 2004 exclude the results from these discontinued operations, which were part of the Partnership's propane segment. The net impact on the Partnership's discontinued operations was not significant for the three and six months ended March 27, 2004.

14.	Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs for the three and six months ended March 26, 2005 and March 27, 2004:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004
Service cost	$—	$—	$4	$6
Interest cost	2,277	2,441	446	965
Expected return on plan assets	(2,334)	(2,389)	—	—
Amortization of prior service costs	—	—	(180)	(180)
Recognized net actuarial loss	1,660	1,497	—	—
Net periodic benefit cost	$1,603	$1,549	$270	$791

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004
Service cost	$—	$—	$8	$10
Interest cost	4,554	4,882	892	1,500
Expected return on plan assets	(4,668)	(4,778)	—	—
Amortization of prior service costs	—	—	(360)	(360)
Recognized net actuarial loss	3,320	2,994	—	—
Net periodic benefit cost	$3,206	$3,098	$540	$1,150

There are no projected minimum employer contribution requirements under IRS Regulations for fiscal year 2005 under our defined benefit pension plan. The projected annual contribution requirements related to the Partnership's postretirement health care and life insurance benefit plan for fiscal 2005 is $3,100, of which $1,078 has been contributed during the six months ended March 26, 2005.

15.	Segment Information

The Partnership manages and evaluates its operations in five reportable segments: Propane, Fuel Oil and Refined Fuels, Natural Gas and Electricity, HVAC and All Other. The chief operating decision maker evaluates performance of the operating segments using a number of performance measures, including gross margins and operating profit. Costs excluded from these profit measures are captured in Corporate and include corporate overhead expenses not allocated to the operating segments. Unallocated corporate overhead expenses include all costs of back office support functions that are reported as general and administrative expenses in the consolidated statements of operations. In addition, certain costs associated with field operations support that are reported in operating expenses in the consolidated statements of operations, including purchasing, training and safety, are not allocated to the individual operating segments. Thus, operating profit for each operating segment includes only the costs that are directly attributable to the operations of the individual segment. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies Note in the Partnership's Annual Report on Form 10-K for the fiscal year ended September 25, 2004.

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Six Months Ended
	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004
Revenues:
Propane	$360,830	$353,618	$619,613	$546,758
Fuel oil and refined fuels	157,963	147,952	266,223	151,355
Natural gas and electricity	39,265	35,770	61,753	37,498
HVAC	27,104	27,750	59,274	43,602
All other	2,207	2,234	4,552	3,683
Total revenues	$587,369	$567,324	$1,011,415	$782,896
Income before interest expense and income taxes:
Propane	$89,063	$76,769	$129,926	$119,466
Fuel oil and refined fuels	(812)	20,449	(481)	20,351
Natural gas and electricity	4,366	2,757	4,915	2,851
HVAC	(3,157)	2,782	(3,688)	3,624
All other	(1,206)	(1,317)	(2,351)	(2,125)
Corporate	(13,184)	(12,922)	(18,398)	(25,677)
Total income before interest expense and income taxes	75,070	88,518	109,923	118,490
Reconciliation to income from continuing operations
Interest expense, net	10,480	10,770	20,343	20,481
Provision for income taxes	109	83	198	166
Income from continuing operations	$64,481	$77,665	$89,382	$97,843
Depreciation and amortization:
Propane	$6,371	$6,550	$12,779	$12,338
Fuel oil and refined fuels	1,180	1,193	2,361	1,274
Natural gas and electricity	183	72	602	93
HVAC	173	164	359	221
All other	82	81	150	162
Corporate	1,209	1,163	2,066	2,364
Total depreciation and amortization	$9,198	$9,223	$18,317	$16,452

	March 26, 2005	September 25, 2004
Assets:
Propane	$804,569	$720,645
Fuel oil and refined fuels	130,319	121,386
Natural gas and electricity	28,854	26,630
HVAC	19,245	20,715
All other	5,038	4,941
Corporate	150,323	185,671
Eliminations	(87,981)	(87,981)
Total assets	$1,050,367	$992,007

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and six months ended March 26, 2005. The discussion should be read in conjunction with the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 25, 2004.

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

Risk Management

Propane product supply contracts are generally one-year agreements subject to annual renewal and generally permit suppliers to charge posted market prices (plus transportation costs) at the time of delivery or the current prices established at major delivery points. Since rapid increases in the cost of propane or fuel oil may not be immediately passed on to retail customers, such increases could reduce profitability. Approximately 60% of our fuel oil volumes are sold to individual customers under agreements pre-establishing a fixed or maximum price per gallon over a twelve-month period (the "Ceiling Program"). The fixed or maximum price at which fuel oil is sold to these price plan customers is generally adjusted annually based on current market conditions prior to the start of the heating season.

We engage in risk management activities to reduce the effect of price volatility on our product costs and to help ensure the availability of product during periods of short supply. We are currently a party to propane futures contracts traded on the New York Mercantile Exchange ("NYMEX") and enter into forward and option agreements with third parties to purchase and sell propane at fixed prices in the future. Additionally, we enter into derivative instruments in the form of futures and options traded on the NYMEX typically covering a significant portion of the fuel oil we expect to sell to customers under fixed price programs or Ceiling Programs in an effort to protect margins under these programs, although we evaluate the cost of this protection prior to entering into the derivative instruments. Risk management activities are monitored by an internal Commodity Risk Management Committee, made up of five members of management, through enforcement of our Hedging and Risk Management Policy and reported to our Audit Committee. Risk management transactions may not always result in increased product margins. See the additional discussion in Item 3 of this Quarterly Report.

Critical Accounting Policies and Estimates

Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring management to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We are also subject to risks and uncertainties that may cause actual results to differ from estimated results. Estimates are used when accounting for depreciation and amortization of long-lived assets, employee benefit plans, self-insurance and legal reserves, environmental reserves, allowances for doubtful accounts, asset valuation assessments and valuation of derivative instruments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known to us.

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

Pension and Other Postretirement Benefits.    We estimate the rate of return on plan assets, the discount rate to estimate the present value of future benefit obligations and the cost of future health care benefits in determining our annual pension and other postretirement benefit costs. In accordance with GAAP, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in market conditions may materially affect our pension and other postretirement obligations and our future expense. See the Liquidity and Capital Resources section of Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended September 25, 2004 for additional disclosure regarding pension and other postretirement benefits.

Self-Insurance Reserves.    Our accrued insurance reserves represent the estimated costs of known and anticipated or unasserted claims under our general and product, workers' compensation and automobile insurance policies. Accrued insurance provisions for unasserted claims arising from unreported incidents are based on an analysis of historical claims data. For each claim, we record a self-insurance provision up to the estimated amount of the probable claim utilizing actuarially determined loss development factors applied to actual claims data. We maintain insurance coverage wherein our net exposure for insured claims is limited to the insurance deductible, claims above which are paid by our insurance carriers. For the portion of our estimated self-insurance liability that exceeds our deductibles, we record an asset for the amount of the liability to be covered by insurance.

Environmental Reserves.    We establish reserves for environmental exposures when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based upon our best estimate of costs associated with environmental remediation and ongoing monitoring activities. Accrued environmental reserves are exclusive of claims against third parties. An asset is established where contribution or reimbursement from such third parties has been agreed and we are reasonably assured of receiving such contribution or reimbursement. Environmental reserves are not discounted.

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

Executive Summary of Results of Operations and Financial Condition

The second quarter of fiscal 2005 presented a very challenging operating environment driven by unseasonably warm weather across all of our service territories, as well as unprecedented high commodity prices. Our propane and fuel oil volumes were negatively affected by a combination of warm weather and customer conservation efforts resulting from continued high energy costs. Additionally, during the second quarter of fiscal 2005 commodity prices, fuel oil in particular, experienced unprecedented high levels and extreme volatility. Margin opportunities, and therefore profitability, in our refined fuels segment were significantly restricted as a result of our inability to pass on fully the rise in fuel oil prices due to our Ceiling Program, coupled with the fact that February and March 2005 volumes were not hedged as the costs to hedge became prohibitive due to market volatility.

We reported net income of $65.5 million, or $1.91 per Common Unit, for our second quarter of fiscal 2005, a decrease of $27.1 million, or 29.3%, compared to net income of $92.6 million, or $2.68 per Common Unit, in the prior year quarter. EBITDA (as defined and reconciled below) for the three months ended March 26, 2005 was $85.2 million, a decrease of $27.4 million, or 24.3%, compared to $112.6 million in the prior year quarter. EBITDA for the six month period ended March 26, 2005 decreased $20.6 million, or 13.8%, to $129.2 million compared to $149.8 million in the prior year period.

The most significant impact on profitability during the second quarter of fiscal 2005 compared to the prior year quarter was the combined impact of the warmer than normal weather and high energy costs on our fuel oil segment. Profitability in the fuel oil and refined fuels segment decreased $26.9 million primarily as a result of our inability in a cost effective manner to hedge a portion of volume under our Ceiling Program. We have already taken positive steps to modify the Ceiling Program and hedging strategies for the fiscal 2006 heating season in order to address the external commodity price factors that impacted the program during fiscal 2005. In addition, our HVAC segment experienced a $5.9 million decrease in profitability primarily as a result of a lower level of service activity from the warmer than normal weather. Partially offsetting the negative results in our fuel oil and HVAC segments was the profitability in our propane and natural gas and electricity segments which increased $12.3 million and $1.6 million, respectively, during the second quarter of fiscal 2005, despite the impact of weather and commodity price increases.

EBITDA and net income for the second quarter and first half of the prior year were also favorably impacted by the net result of certain significant items, mainly relating to: (i) a $14.2 million gain from the sale of ten customer service centers in Texas, Oklahoma, Missouri and Kansas considered to be non-strategic; (ii) a non-cash charge of $5.6 million included within cost of products sold in the fuel oil and refined fuels segment relating to the settlement of futures contracts which were marked-to-market under purchase accounting for the Agway Acquisition; and, (iii) a $2.2 million restructuring charge related to our initial efforts to integrate certain management and back office functions of Agway Energy. These significant items had a net positive impact of $6.4 million on the prior year EBITDA and net income.

Retail propane gallons sold in the second quarter of fiscal 2005 decreased 20.8 million gallons, or 9.5%, to 199.1 million gallons from 219.9 million gallons in the prior year quarter. Sales of fuel oil and other refined fuels amounted to 92.9 million gallons during the second quarter of fiscal 2005 compared to 104.2 million gallons in the prior year quarter, a decrease of 10.8%. As reported by the National Oceanic and Atmospheric Administration ("NOAA"), average temperatures in our service territories for the second quarter of fiscal 2005 were 4% warmer than normal compared to 1% warmer than normal in the prior year quarter. Significantly warmer than normal temperatures during January and February 2005 (the most critical months of the heating season) were somewhat offset by a burst of cold weather in March 2005. Average temperatures across our service areas in January 2005 were 8% warmer than normal, compared to 2% colder than normal in January 2004. In the commodities markets, the average posted prices of propane and fuel oil during the second quarter of fiscal 2005 increased 17% and 47%, respectively, compared to the average posted prices in the prior year quarter.

While weather and the volatile commodity price environment had a negative impact on our volumes and profit opportunities, we continue to focus on those factors that are within our control by controlling operating expenses and continuing to focus on our balance sheet. Combined operating and general and administrative expenses decreased $2.2 million, despite increased professional service fees associated with our preparation for compliance with the requirements of the Sarbanes-Oxley Act of 2002 and higher costs to operate our fleet due primarily to higher fuel costs. Additionally, shortly after the end of our second quarter we completed a debt refinancing which accomplished three important objectives: (i) we significantly extended our debt maturities and eliminated the refinancing risk associated with the annual amortization requirements of our 7.54% senior notes due 2011 and our 7.37% senior notes due 2012 (collectively, the "Redeemed Notes"); (ii) we reduced our expected annual interest expense for at least the next five years; and, (iii) we eliminated certain restrictive covenants that were included in the Redeemed Notes, leaving us with more flexibility going forward.

Looking ahead to the remainder of fiscal 2005, while weather does not typically have a significant impact on our operations during the second half of the fiscal year, we expect that commodity price volatility will continue to present challenges to our operations. We continue to focus attention on our systems and facility integration efforts in the northeast, as well as to take steps to improve on our cost structure and strengthen our financial position. Delays in system integration efforts have caused a delay in recognizing additional synergies from the Agway Acquisition beyond those originally anticipated, particularly in the areas of routing and forecasting customer requirements.

Our anticipated cash requirements for the remainder of fiscal 2005 include: (i) maintenance and growth capital expenditures of approximately $13.4 million; (ii) interest payments of approximately $19.0 million; (iii) repayment of outstanding borrowings of $38.0 million under our Revolving Credit Agreement; and, (iv) assuming distributions remain at the current level, approximately $38.3 million of distributions to Common Unitholders and the General Partner. Based on our current estimates of cash flow from operations, our cash position at the end of the second quarter of fiscal 2005 and availability under the Revolving Credit Agreement (unused borrowing capacity under the working capital facility of $37.0 million at March 26, 2005), we expect to have sufficient funds to meet our current and future obligations, including the increased costs to complete our systems and facility integration in the northeast.

Results of Operations

Three Months Ended March 26, 2005 Compared to Three Months Ended March 27, 2004

Revenues

(Dollars in thousands)	Three Months Ended		Increase (Decrease)	Percent Increase (Decrease)
	March 26, 2005	March 27, 2004
Revenues
Propane	$360,830	$353,618	$7,212	2.0%
Fuel oil and refined fuels	157,963	147,952	10,011	6.8%
Natural gas and electricity	39,265	35,770	3,495	9.8%
HVAC	27,104	27,750	(646)	(2.3)%
All other	2,207	2,234	(27)	(1.2)%
Total revenues	$587,369	$567,324	$20,045	3.5%

Total revenues increased $20.0 million, or 3.5%, to $587.4 million for the three months ended March 26, 2005 compared to $567.3 million for the three months ended March 27, 2004 driven primarily by higher average selling prices resulting from significantly higher commodity prices. Retail sales volumes in our propane and fuel oil segments were negatively impacted by a combination of warmer than normal average nationwide temperatures, as well as the impact of customer conservation efforts in response to the significant rise in energy cost. As reported by NOAA, average temperatures in our service territories for the second quarter of fiscal 2005 were 4% warmer than normal compared to 1% warmer than normal in the prior year quarter. Significantly warmer than normal temperatures during January and February 2005 (the most critical months of the heating season) were somewhat offset by a burst of cold weather in March 2005. Average temperatures across our service areas in January 2005 were 8% warmer than normal, compared to 2% colder than normal in January 2004.

Revenues from the distribution of propane and related activities of $360.8 million in the second quarter of fiscal 2005 increased $7.2 million, or 2.0%, compared to $353.6 million in the prior year quarter, primarily due to the impact of higher average selling prices in line with significantly higher product costs, offset to an extent by the impact of 9.5% lower volumes. Retail propane gallons sold in the second quarter of fiscal 2005 decreased 20.8 million gallons, or 9.5%, to 199.1 million gallons from 219.9 million gallons in the prior year quarter. Average propane selling prices increased approximately 14% as a result of sustained higher commodity prices for propane. The average posted price of propane during the second quarter of fiscal 2005 increased approximately 17% compared to the average posted prices in the prior year quarter. Additionally, included within the propane segment are revenues from wholesale and risk management activities of $5.0 million for the three months ended March 26, 2005 which decreased $6.8 million compared to the prior year quarter.

Revenues from the distribution of fuel oil and other refined fuels of $158.0 million in the second quarter of fiscal 2005 increased $10.0 million, or 6.8%, from $148.0 million in the prior year quarter. Sales of fuel oil and other refined fuels amounted to 92.9 million gallons during the second quarter of fiscal 2005 compared to 104.2 million gallons in the prior year quarter, a decrease of 10.8%. During the second quarter of fiscal 2005, fuel oil commodity prices experienced unprecedented high levels and extreme volatility. The average posted price of fuel oil during the second quarter of fiscal 2005 increased approximately 47% compared to the average posted prices in the prior year quarter. Therefore, revenues increased as a result of a significant increase in average selling prices in line with the unprecedented high fuel oil prices, offset to an extent by the 10.8% decline in volumes.

Additionally, revenues for the second quarter of fiscal 2005 were favorably impacted by a 9.8% increase in our natural gas and electricity marketing segment, which increased to $39.3 million from $35.8 million in the prior year quarter, principally due to increased natural gas volumes and higher average selling prices. Revenues in our HVAC segment declined 2.3%, to $27.1 million during the second quarter of fiscal 2005 compared to $27.8 million in the prior year quarter.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended		Increase	Percent Increase
	March 26, 2005	March 27, 2004
Cost of products sold
Propane	$195,264	$188,941	$6,323	3.3%
Fuel oil and refined fuels	140,251	110,518	29,733	26.9%
Natural gas and electricity	33,353	31,673	1,680	5.3%
HVAC	10,269	10,157	112	1.1%
All other	1,378	1,269	109	8.6%
Total cost of products sold	$380,515	$342,558	$37,957	11.1%
As a percent of total revenues	64.8%	60.4%

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

Cost of products sold increased $38.0 million, or 11.1%, to $380.5 million for the three months ended March 26, 2005 compared to $342.6 million in the prior year quarter. The increase results primarily from higher commodity prices for propane and fuel oil. Cost of products sold associated with the distribution of propane and related activities of $195.3 million increased $6.3 million, or 3.3%, over the prior year quarter. Higher propane prices resulted in a $29.7 million increase in cost of products sold during the second quarter of fiscal 2005 compared to the prior year quarter, partially offset by decreased propane volumes which had an impact of $16.6 million. Lower wholesale and risk management activities, noted above, decreased cost of products sold by $6.6 million compared to the prior year quarter.

Cost of products sold associated with our fuel oil and refined fuels segment of $140.3 million increased $29.7 million, or 26.9%, over the prior year quarter. During the second quarter of fiscal 2005, fuel oil prices experienced unprecedented high levels and extreme volatility. The impact of the unprecedented high commodity prices increased cost of products sold by $41.7 million during the quarter ended March 26, 2005 compared to the prior year quarter, partially offset by decreased volumes which had an impact of $12.0 million. While revenues increased 6.8%, margin opportunities in our fuel oil and refined fuels segment were significantly restricted as a result of a pricing program that pre-established a maximum price per gallon. Our practice is to hedge a significant portion of the gallons expected to be delivered under this Ceiling Program in an effort to protect the margins; however, the cost to hedge our Ceiling Program during February and March 2005 became prohibitive as a result of the extreme volatility in fuel oil prices. Cost of products sold as a percentage of revenues in our fuel oil and refined fuels segment increased from 74.7% during the second quarter of fiscal 2004 to 88.8% in the second quarter of fiscal 2005 primarily as a result of our inability to pass on fully the unprecedented rise in fuel oil prices, coupled with the fact that February and March 2005 volumes were not hedged as the costs to hedge became prohibitive due to market volatility.

In addition, the increase in revenues attributable to our natural gas and electricity segment had a $1.7 million impact on cost of products sold for the three months ended March 26, 2005 compared to the prior year quarter. Cost of products sold in our HVAC segment was relatively flat to the prior year quarter.

For the quarter ended March 26, 2005, cost of products sold represented 64.8% of revenues compared to 60.4% in the prior year quarter. This increase results primarily from the significantly higher commodity costs in our fuel oil segment compared to fuel oil selling prices. As noted above, our margin opportunities in our fuel oil business were restricted by the combination of unprecedented high levels of fuel oil prices and extreme market volatility.

Operating Expenses

(Dollars in thousands)	Three Months Ended		Increase	Percent Increase
	March 26, 2005	March 27, 2004
Operating expenses	$110,379	$107,454	$2,925	2.7%
As a percent of total revenues	18.8%	18.9%

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

Operating expenses of $110.4 million for the three months ended March 26, 2005 increased $2.9 million, or 2.7%, compared to $107.5 million in the prior year quarter. Operating expenses in the fiscal 2005 second quarter include a $2.8 million unrealized (non-cash) loss representing the net change in fair values of derivative instruments during the period, compared to a $1.1 million unrealized gain in the prior year quarter resulting in a $3.9 million increase in operating expenses for the quarter ended March 26, 2005 compared to the prior year quarter (see Item 3 in this Quarterly Report for information on our policies regarding the accounting for derivative instruments). Offsetting the impact of the mark-to-market adjustments, operating expenses decreased as a result of a $1.6 million decrease in employee compensation and benefit costs driven primarily by lower profitability impacting variable compensation plans and $2.4 million lower operating costs at our customer service centers; offset by a $1.5 million increase in costs to operate and maintain our fleet and $1.5 million higher insurance and medical costs.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended		Decrease	Percent Decrease
	March 26, 2005	March 27, 2004
General and administrative expenses	$12,207	$17,392	$(5,185)	(29.8)%
As a percent of total revenues	2.1%	3.1%

All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.

General and administrative expenses of $12.2 million for the three months ended March 26, 2005 were $5.2 million, or 29.8%, lower compared to $17.4 million during second quarter of fiscal 2004. The decrease was primarily attributable to $6.2 million lower employee compensation and benefit costs attributable to lower variable compensation and slightly lower headcount in support functions, offset to an extent by higher professional service fees attributable primarily to our preparation for compliance with the requirements of the Sarbanes-Oxley Act of 2002.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended		Decrease	Percent Decrease
	March 26, 2005	March 27, 2004
Depreciation and amortization	$9,198	$9,223	$(25)	(0.3)%
As a percent of total revenues	1.6%	1.6%

Depreciation and amortization expense for the three months ended March 26, 2005 was comparable to the prior year quarter, with both periods reporting a full quarter of expense associated with the depreciation and amortization of tangible and intangible assets acquired in the Agway Acquisition.

Interest Expense, net

(Dollars in thousands)	Three Months Ended		Decrease	Percent Decrease
	March 26, 2005	March 27, 2004
Interest expense, net	$10,480	$10,770	$(290)	(2.7)%
As a percent of total revenues	1.8%	1.9%

Net interest expense decreased $0.3 million, or 2.7%, to $10.5 million for the three months ended March 26, 2005, compared to $10.8 million in the prior year quarter. The decrease results primarily from a reduction in amounts outstanding under our 7.54% senior notes due to repayment of the third annual principal payment of $42.5 million during the fourth quarter of fiscal 2004 using cash on hand.

Net Income and EBITDA.    Net income of $65.5 million for the three months ended March 26, 2005 decreased $27.1 million, or 29.3%, compared to $92.6 million in the prior year quarter. We reported EBITDA of $85.2 million for the three months ended March 26, 2005, compared to $112.6 million for the prior year quarter, a decrease of $27.4 million, or 24.3%. Net income and EBITDA for the second quarter of fiscal 2005 were unfavorably impacted by a highly volatile commodity price environment, particularly in our fuel oil and refined fuels segment, as well as the impact on propane and fuel oil volumes from unseasonably warm weather during the quarter.

EBITDA and net income for the second quarter of the prior year were favorably impacted by the net result of certain significant items, mainly relating to: (i) a $14.2 million gain from the sale of ten customer service centers in Texas, Oklahoma, Missouri and Kansas considered to be non-strategic; (ii) a non-cash charge of $5.6 million included within cost of products sold within our fuel oil and refined fuels segment relating to the settlement of futures contracts which were marked-to-market under purchase accounting for the Agway Acquisition; and, (iii) a $2.2 million restructuring charge related to our initial efforts to integrate certain management and back office functions of Agway Energy. These significant items had a net positive impact of $6.4 million on the prior year EBITDA and net income.

EBITDA represents net income before deducting interest expense, income taxes, depreciation and amortization. Our management uses EBITDA as a measure of liquidity and we are including it because we believe that it provides our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. Moreover, certain of our debt agreements require us to use EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA is not a recognized term under GAAP and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with GAAP. Because EBITDA as determined by us excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies. The following table sets forth (i) our calculation of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities:

(Dollars in thousands)	Three Months Ended
	March 26, 2005	March 27, 2004
Net income	$65,457	$92,560
Add:
Provision for income taxes	109	83
Interest expense, net	10,480	10,770
Depreciation and amortization	9,198	9,223
EBITDA	85,244	112,636
Add (subtract):
Provision for income taxes	(109)	(83)
Interest expense, net	(10,480)	(10,770)
Gain on disposal of property, plant and equipment, net	(860)	(79)
Gain on sale of customer service centers	(976)	(14,205)
Changes in working capital and other assets and liabilities	(65,288)	(75,726)
Net cash provided by (used in)
Operating activities	$7,531	$11,773
Investing activities	$(5,035)	$15,355
Financing activities	$(1,443)	$(18,348)

Six Months Ended March 26, 2005 Compared to Six Months Ended March 27, 2004

Revenues

(Dollars in thousands)	Six Months Ended		Increase	Percent Increase
	March 26, 2005	March 27, 2004
Revenues
Propane	$619,613	$546,758	$72,855	13.3%
Fuel oil and refined fuels	266,223	151,355	114,868	75.9%
Natural gas and electricity	61,753	37,498	24,255	64.7%
HVAC	59,274	43,602	15,672	35.9%
All other	4,552	3,683	869	23.6%
Total revenues	$1,011,415	$782,896	$228,519	29.2%

Total revenues increased $228.5 million, or 29.2%, to $1,011.4 million for the six months ended March 26, 2005 compared to $782.9 million for the six months ended March 27, 2004 as a result of the addition of Agway Energy for the full six months during fiscal 2005 compared to just three months during fiscal 2004 (the date of the Agway Acquisition was December 23, 2003), offset to an extent by the net result of high commodity prices and lower volumes during the second quarter of fiscal 2005 compared to the prior year second quarter as described in detail above. Offsetting the favorable impact on revenues from the addition of the Agway Energy operations for the full six months of fiscal 2005 was the negative impact on propane and fuel oil volumes from warmer than normal average temperatures in our service territories and the impact of high energy costs on customer buying habits. As reported by NOAA, average temperatures in our service territories for the first six months of fiscal 2005 were 5% warmer than normal compared to 3% warmer than normal in the prior year period, with significantly warmer weather experienced during January and February 2005 (the most critical months of the heating season).

Revenues from the distribution of propane and related activities of $619.6 million during the first six months of fiscal 2005 increased $72.9 million, or 13.3%, compared to $546.8 million in the first half of the prior year due to the impact of higher average selling prices in line with significantly higher product costs, offset to an extent by the impact of lower volumes. Retail propane gallons sold during the first six months of fiscal 2005 decreased 11.0 million gallons, or 3.1%, to 340.9 million gallons from 351.9 million gallons in the prior year period. Average propane selling prices increased approximately 20% as a result of sustained higher commodity prices for propane. The average posted price of propane during the first six months of fiscal 2005 increased approximately 30% compared to the average posted prices in the prior year period. Additionally, included within the propane segment are revenues from wholesale and risk management activities of $9.1 million for the six months ended March 26, 2005 which decreased $11.1 million compared to the prior year period.

Revenues from the distribution of fuel oil and other refined fuels of $266.2 million in the first six months of fiscal 2005 increased $114.9 million, or 75.9%, from $151.4 million in the prior year period. Sales of fuel oil and other refined fuels amounted to 158.8 million gallons during the first half of fiscal 2005 compared to 112.2 million gallons in the prior year period, an increase of 41.5%, attributable to the impact of the Agway Acquisition for a full six months in fiscal 2005 compared to only three months in fiscal 2004; offset to an extent by the impact on volumes from the warmer than normal average temperatures in the northeast. In addition to the increase in volumes, fuel oil commodity prices experienced unprecedented high levels and extreme volatility during the first half of fiscal 2005 impacting average selling prices year-over-year. The average posted price of fuel oil during the first six months of fiscal 2005 increased approximately 53% compared to the prior year period. As described under cost of products sold below, we were unsuccessful in fully passing along the extreme rise in fuel oil prices as a result of our Ceiling Program, thus impacting profitability in the fuel oil and refined fuels segment.

Additionally, results for the first half of fiscal 2005 were favorably impacted by a 64.7% increase in revenues from the marketing of natural gas and electricity in deregulated markets, which increased

$24.3 million, to $61.8 million, from $37.5 million in the prior year period. Revenues in our HVAC segment increased 35.9%, to $59.3 million during the first half of fiscal 2005 compared to $43.6 million in the prior year period. Increases in both the natural gas and electricity and HVAC segments are attributable to the impact of the Agway Acquisition.

Cost of Products Sold

(Dollars in thousands)	Six Months Ended		Increase	Percent Increase
	March 26, 2005	March 27, 2004
Cost of products sold
Propane	$342,273	$283,856	$58,417	20.6%
Fuel oil and refined fuels	232,049	113,174	118,875	105.0%
Natural gas and electricity	53,851	33,183	20,668	62.3%
HVAC	23,049	17,620	5,429	30.8%
All other	2,733	2,145	588	27.4%
Total cost of products sold	$653,955	$449,978	$203,977	45.3%
As a percent of total revenues	64.7%	57.5%

Cost of products sold increased $204.0 million to $654.0 million for the six months ended March 26, 2005 compared to $450.0 million in the prior year period. The increase results primarily from the increase in retail propane volumes sold due to the addition of Agway Energy volumes, as well as the addition of fuel oil and other refined fuel sales volumes, which had a combined impact of $110.7 million on the year-over-year comparison of cost of products sold. Higher commodity prices for propane also increased cost of products sold by $76.2 million compared to the first half of the prior year. Decreased wholesale and risk management activities, noted above, decreased cost of products sold by $9.5 million compared to the prior year period.

Cost of products sold associated with the fuel oil and refined fuels segment of $232.0 million increased $118.9 million compared the prior year period. Fuel oil commodity prices experienced sustained high levels and extreme volatility throughout fiscal 2005 and, in particular, during February and March 2005 which recorded a record high posted price of $1.65 per gallon. The impact of the unprecedented high commodity prices increased cost of products sold for the six months ended March 26, 2005 by $41.7 million compared to the prior year period. As described in more detail in the three month comparison above, margin opportunities in our fuel oil and refined fuels segment during the second quarter of fiscal 2005 were significantly restricted as a result of our Ceiling Program, coupled with the fact that February and March 2005 volumes were not hedged due to significantly higher costs to hedge this program.

In addition, the increase in revenues attributable to our natural gas and electricity and HVAC segments had a $20.7 million and $5.4 million impact, respectively, on cost of products sold for the six months ended March 26, 2005 compared to the prior year period.

For the six months ended March 26, 2005, cost of products sold represented 64.7% of revenues compared to 57.5% in the prior year period. This increase results primarily from the different mix of products sold during fiscal 2005 as a result of the additional product offerings from the Agway Energy operations. Generally, the prices for fuel oil and other refined fuels as a percentage of product revenues tend to be between 20% and 30% higher than propane costs are as a percentage of propane revenues. In addition, cost of products sold as a percentage of revenues in our fuel oil and refined fuels segment increased from 74.8% during the first half of fiscal 2004 to 87.2% in the first half of fiscal 2005 primarily as a result of our inability to pass on fully the unprecedented rise in fuel oil prices, coupled with the increased costs to hedge the program toward the end of the fiscal 2005 heating season.

Operating Expenses

(Dollars in thousands)	Six Months Ended		Increase	Percent Increase
	March 26, 2005	March 27, 2004
Operating expenses	$206,045	$167,903	$38,142	22.7%
As a percent of total revenues	20.4%	21.4%

Operating expenses of $206.0 million for the six months ended March 26, 2005 increased $38.1 million, or 22.7%, compared to $167.9 million in the prior year period. Operating expenses in the first half of fiscal 2005 include a $0.3 million unrealized (non-cash) loss representing the net change in fair values of derivative instruments during the period, compared to a $0.3 million unrealized gain in the first half of the prior year (see Item 3 in this Quarterly Report for information on our policies regarding the accounting for derivative instruments). In addition to the non-cash impact of changes in the fair value of derivative instruments, the most significant impact on operating expenses was the impact on employee, vehicle and facility costs from the addition of the Agway Energy operations for a full six months compared to three months in fiscal 2004.

Operating expenses in the first half of fiscal 2005 increased primarily in the following areas: (i) employee compensation and benefit costs increased $19.5 million as a result of increased field personnel from the addition of the Agway Energy operations; (ii) costs to operate our fleet increased $4.8 million; (iii) operating costs at our customer service centers increased $7.3 million; and, (iv) insurance and medical costs increased $6.5 million.

General and Administrative Expenses

(Dollars in thousands)	Six Months Ended		Decrease	Percent Decrease
	March 26, 2005	March 27, 2004
General and administrative expenses	$23,175	$27,894	$(4,719)	(16.9)%
As a percent of total revenues	2.3%	3.6%

General and administrative expenses of $23.2 million for the six months ended March 26, 2005 were $4.7 million, or 16.9%, lower compared to $27.9 million during the first half of fiscal 2004. The decrease was primarily attributable to lower employee compensation and benefit costs attributable to lower variable compensation and slightly lower headcount in support functions offset to an extent by higher professional service fees. In addition, fiscal 2004 included increased costs associated with efforts to acquire Agway Energy, as well as incremental costs for integration activities.

Depreciation and Amortization

(Dollars in thousands)	Six Months Ended		Increase	Percent Increase
	March 26, 2005	March 27, 2004
Depreciation and amortization	$18,317	$16,452	$1,865	11.3%
As a percent of total revenues	1.8%	2.1%

Depreciation and amortization expense increased 11.3% to $18.3 million for the six months ended March 26, 2005 compared to $16.5 million for the prior year period, primarily as a result of the additional depreciation and amortization associated with the acquired tangible and intangible assets from the Agway Acquisition.

Interest Expense, net

(Dollars in thousands)	Six Months Ended		Decrease	Percent Decrease
	March 26, 2005	March 27, 2004
Interest expense, net	$20,343	$20,481	$(138)	(0.7)%
As a percent of total revenues	2.0%	2.6%

Net interest expense of $20.3 million for the six months ended March 26, 2005 was relatively flat compared to the prior year period. The increased interest due to the addition of $175.0 million of 6.875% senior notes associated with financing for the Agway Acquisition was offset by a reduction in amounts outstanding under our 7.54% senior notes due to repayment of the third annual principal payment of $42.5 million during the fourth quarter of fiscal 2004 using cash on hand. Interest expense in the first half of fiscal 2004 also included a one-time fee of $1.9 million related to financing commitments for the Agway Acquisition.

Net Income and EBITDA.    Net income of $90.4 million for the six months ended March 26, 2005 decreased $22.3 million, or 19.8%, compared to $112.7 million in the prior year period. We reported EBITDA of $129.2 million for the six months ended March 26, 2005, compared to $149.8 million for the prior year period, a decrease of $20.6 million, or 13.8%. Net income and EBITDA for the first half of fiscal 2005, while favorably impacted by the operations of Agway Energy for the full six months in fiscal 2005, were negatively impacted by the highly volatile commodity price environment and warm weather experienced during the period.

EBITDA and net income for the first six months of the prior year were favorably impacted by the net result of certain significant items, mainly relating to: (i) a $14.2 million gain from the sale of ten customer service centers in Texas, Oklahoma, Missouri and Kansas considered to be non-strategic; (ii) a non-cash charge of $5.6 million included within cost of products sold within the fuel oil and refined fuels segment relating to the settlement of futures contracts which were marked-to-market under purchase accounting for the Agway Acquisition; and, (iii) a $2.2 million restructuring charge related to our initial efforts to integrate certain management and back office functions of Agway Energy. These significant items had a net positive impact of $6.4 million on the prior year EBITDA and net income.

EBITDA represents net income before deducting interest expense, income taxes, depreciation and amortization. Our management uses EBITDA as a measure of liquidity and we are including it because we believe that it provides our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. Moreover, certain of our debt agreements require us to use EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA is not a recognized term under GAAP and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with GAAP. Because EBITDA as determined by us excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies. The following table sets forth (i) our calculation of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities:

(Dollars in thousands)	Six Months Ended
	March 26, 2005	March 27, 2004
Net income	$90,358	$112,651
Add:
Provision for income taxes	198	166
Interest expense, net	20,343	20,481
Depreciation and amortization	18,317	16,452
EBITDA	129,216	149,750
Add (subtract):
Provision for income taxes	(198)	(166)
Interest expense, net	(20,343)	(20,481)
Gain on disposal of property, plant and equipment, net	(1,067)	(161)
Gain on sale of customer service centers	(976)	(14,205)
Changes in working capital and other assets and liabilities	(128,728)	(91,403)
Net cash (used in) provided by
Operating activities	$(22,096)	$23,334
Investing activities	$(12,944)	$(199,640)
Financing activities	$(1,539)	$221,967

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities.    Due to the seasonal nature of the propane and fuel oil businesses, cash flows from operating activities are greater during the winter and spring seasons, our second and third fiscal quarters, as customers pay for products purchased during the heating season. For the six months ended March 26, 2005, net cash used in operating activities was $22.1 million compared to net cash provided by operating activities of $23.3 million for the first half of the prior year. The $45.4 million decrease in operating cash flows was attributable to a $46.2 million increased investment in working capital in comparison to the prior year first half, particularly in the areas of accounts receivable and inventories as a result of the significant rise in commodity prices, coupled with $7.6 million lower income, after adjusting for non-cash items in both periods (depreciation, amortization and gains on disposal of assets and customer service centers); offset to an extent by an increase in other long-term liabilities. The continued high commodity price environment in both propane and fuel oil has resulted in a significant increase in average selling prices and, in turn, higher receivable balances in relation to the prior year, as well as higher average inventory costs.

Investing Activities.    Net cash used in investing activities of $12.9 million for the six months ended March 26, 2005 consists of capital expenditures of $16.2 million (including $3.5 million for maintenance expenditures and $12.7 million to support the growth of operations), partially offset by the net proceeds from the sale of property, plant and equipment of $3.3 million. Net cash used in investing activities of $199.6 million during the six months ended March 27, 2004 consisted of the net impact of the total cost of the Agway Acquisition of $211.2 million and capital expenditures of $12.9 million, offset by net proceeds of $24.0 million from the sale of ten customer service centers during the second quarter of fiscal 2004. Capital expenditures during the first half of fiscal 2005 increased $3.3 million, or 25.6%, compared to the prior year period as a result of anticipated increased spending for systems and facility integration efforts related to the Agway Acquisition.

Financing Activities.    Net cash used in financing activities for the six months ended March 26, 2005 of $1.5 million reflects the net result of borrowings of $38.0 million under our Revolving Credit Agreement in order to fund increased working capital needs during the heating season, offset by our quarterly distribution of $0.6125 per Common Unit for each of the first two quarters of fiscal 2005 amounting to $38.3 million and $1.3 million in fees associated with closing of the Third Amended and Restated Credit Agreement in October 2004.

Net cash provided by financing activities in the prior year first half was $222.0 million as a result of (i) the issuance of $175.0 million aggregate principal amount of 6.875% senior notes due 2013, a portion of which was used to fund a portion of the Agway Acquisition and, (ii) the net proceeds of $87.6 million from a public offering of 2,990,000 Common Units (including full exercise of the underwriters' over-allotment option) during December 2003 to fund a portion of the Agway Acquisition; offset by (i) the payment of our quarterly distributions during the first half of fiscal 2004 amounting to $34.7 million and, (ii) $5.9 million in fees associated with the issuance of the senior notes described above.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

On October 20, 2004, our Operating Partnership completed the Third Amended and Restated Credit Agreement (the "Revolving Credit Agreement") which replaced the Second Amended and Restated Credit Agreement, which would have expired in May 2006. The Revolving Credit Agreement expires on October 20, 2008 and provides available credit of $150.0 million in the form of a $75.0 million revolving working capital facility, of which $15.0 million may be used to issue letters of credit, and a separate $75.0 million letter of credit facility. Borrowings under the Revolving Credit Agreement bear interest at a rate based upon either LIBOR or Wachovia National Bank's prime rate, plus, in each case, the applicable margin; or the Federal Funds rate plus 1/2 of 1%. An annual facility fee ranging from 0.375% to 0.50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. These fees and the other terms of the Revolving Credit Agreement are substantially the same as the terms under the Second Amended and Restated Credit Agreement, which provided a $75.0 million working capital facility and a $25.0 million acquisition facility. In connection with the Third Amended and Restated Credit Agreement, our leverage ratio was reduced from 5.0 to 1 to a requirement to maintain a ratio of less than 4.5 to 1. As a result of the change in the leverage ratio under the Revolving Credit Agreement, the applicable leverage ratios under the 1996 Senior Notes and the 2002 Senior Notes were also reduced to 4.5 to 1. As of March 26, 2005, there was $38.0 million outstanding under the working capital facility of the Revolving Credit Agreement that was used to fund working capital requirements during the heating season. We expect to repay the $38.0 million by the end of June 2005.

On March 31, 2005 (subsequent to the end of the second quarter of fiscal 2005), we completed a refinancing (the "Refinancing") of our Operating Partnership's $297.5 million outstanding principal amount of 1996 Senior Notes due 2011 and $42.5 million outstanding principal amount of 2002 Senior Notes due 2012 (collectively, the "Redeemed Notes"). Under the Refinancing, we issued $250.0 million of additional notes under the indenture governing our 2003 Senior Notes and received proceeds of approximately $246.9 million, net of a $2.0 million discount on sale and related underwriter fees. In addition, our Operating Partnership entered into an amendment to the Third Amended and Restated Credit Agreement to provide, among other things, for a five-year $125.0 million term loan facility (the "Term Loan"). The total net proceeds of approximately $370.9 million from the issuance of additional senior notes under the indenture governing the 2003 Senior Notes and from the $125.0 million of borrowings under the Term Loan, together with cash of approximately $7.3 million, were used to prepay the Redeemed Notes, including a prepayment premium of approximately $31.9 million and interest accrued on the Redeemed Notes of approximately $6.4 million from the last interest payment date through the date of redemption.

The Redeemed Notes required an annual principal repayment of $42.5 million through 2012. The Refinancing replaces the annual cash requirement for principal amortization with the $125.0 million five-year Term Loan and the $250.0 million of additional 2003 Senior Notes due 2013, significantly extending our debt maturities and eliminating refinancing risk associated with the amortization of the Redeemed Notes. The Refinancing is expected to reduce our annual interest expense for at least the next five years. We will record a one-time charge of approximately $36.2 million during the third quarter of fiscal 2005 as a result of the Refinancing to reflect the loss on debt extinguishment associated with the prepayment premium and the write-off of $4.3 million of unamortized bond issuance costs associated with the Redeemed Notes.

As a result of the Refinancing, we eliminated the requirement to maintain a leverage ratio and an interest coverage ratio associated with the Redeemed Notes without adding a comparable financial covenant under the 2003 Senior Notes. Additionally, as a result of the amendment to the Third Amended and Restated Credit Agreement, our Operating Partnership's leverage ratio was reduced from 4.5 to 1 to a requirement to maintain a ratio of less than 4.0 to 1 and the interest coverage ratio was amended to require maintenance of a ratio of greater than 2.5 to 1 on a consolidated basis. The Revolving Credit Agreement and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to our Operating Partnership and us, respectively; including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. We were in compliance with all covenants and terms of all of our debt agreements as of March 26, 2005 and March 27, 2004.

Partnership Distributions

We will make distributions in an amount equal to all of our Available Cash, as defined in the Second Amended and Restated Partnership Agreement, approximately 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. The Board of Supervisors reviews the level of Available Cash on a quarterly basis based upon information provided by management. On April 21, 2005, we declared a quarterly distribution of $0.6125 per Common Unit, or $2.45 on an annualized basis, in respect of the second quarter of fiscal 2005 payable on May 10, 2005 to holders of record on May 3, 2005, which is consistent with the first quarter of fiscal 2005 and the fourth quarter of fiscal 2004 and which represents an increase compared to the quarterly distribution of $0.60 per Common Unit in respect of the second quarter of fiscal 2004.

Quarterly distributions include IDRs payable to our General Partner to the extent the quarterly distribution exceeds $0.55 per Common Unit. The IDRs represent an incentive for the General Partner (which is owned by management of the Partnership) to increase the distributions to Common Unitholders in excess of $0.55 per Common Unit. With regard to the first $0.55 of the Common Unit distribution, 98.46% of the Available Cash is distributed to the Common Unitholders and 1.54% is distributed to the General Partner. With regard to the balance of the Common Unit distributions paid, 85% of the Available Cash is distributed to the Common Unitholders and 15% is distributed to the General Partner.

Debt Obligations and Other Commitments

Short-term and long-term debt obligations and future minimum rental commitments under noncancelable operating lease agreements are due as follows (amounts in thousands):

(Dollars in thousands)	Remainder of Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009 and thereafter	Total
Short-term and long-term debt	$38,440	$475	$—	$—	$550,000	$588,915
Operating leases	11,978	18,199	13,262	8,766	7,897	60,102
Total debt obligations and lease commitments	$50,418	$18,674	$13,262	$8,766	$557,897	$649,017

The long-term debt maturities included in the table above reflect the impact of the Refinancing which closed on March 31, 2005 (subsequent to the end of the second quarter of fiscal 2005).

We have a noncontributory, cash balance format, defined benefit pension plan for eligible participants in existence on January 1, 2000, which was frozen to new participants effective January 1, 2003. At March 26, 2005, we had accrued pension obligations of $38.2 million. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000. At March 26, 2005, we had accrued retiree health and life benefits of $34.1 million. We are self-insured for general, product, workers' compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At March 26, 2005, we had accrued insurance liabilities of $41.2 million. Additionally, we have standby letters of credit in the aggregate amount of $53.0 million, in support of our casualty insurance coverage and certain lease obligations, which expire periodically through March 1, 2006.

We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2012. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the difference. Although the equipment's fair value at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $17.6 million. Of this amount, the fair value of residual value guarantees for operating leases entered into after December 31, 2002 was $5.2 million and $3.7 million which is reflected in other liabilities, with a corresponding amount included within other assets, in the accompanying condensed consolidated balance sheets as of both March 26, 2005 and September 25, 2004, respectively.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements ("Forward-Looking Statements") as defined in the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, relating to the Partnership's future business expectations and predictions and financial condition and results of operations of the Partnership. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans" or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements ("Cautionary Statements"). The risks and uncertainties and their impact on the Partnership's operations include, but are not limited to, the following risks:

•	The impact of weather conditions on the demand for propane, fuel oil and other refined fuels, natural gas and electricity;

•	Fluctuations in the unit cost of propane, fuel oil and other refined fuels and natural gas;

•	The ability of the Partnership to compete with other suppliers of propane, fuel oil and other energy sources;

•	The impact on propane, fuel oil and other refined fuel prices and supply from the political, military and economic instability of the oil producing nations, global terrorism and other general economic conditions;

•	The ability of the Partnership to continue to realize, or to realize fully within the expected time frame, the expected cost savings and synergies from the Agway Acquisition;

•	The ability of the Partnership to acquire and maintain reliable transportation for its propane, fuel oil and other refined fuels;

•	The ability of the Partnership to retain customers;

•	The impact of energy efficiency and technology advances on the demand for propane and fuel oil;

•	The ability of management to continue to control expenses;

•	The impact of changes in applicable statutes and government regulations, or their interpretations, including those relating to the environment and global warming and other regulatory developments on the Partnership's business;

•	The impact of legal proceedings on the Partnership's business;

•	The Partnership's ability to implement its expansion strategy into new business lines and sectors; and

•	The Partnership's ability to integrate acquired businesses successfully.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 26, 2005, we were a party to exchange-traded futures and option contracts, forward contracts and in certain instances, over-the-counter options (collectively "derivative instruments") to manage the price risk associated with future purchases of the commodities used in our operations, principally propane and fuel oil. Futures and forward contracts require that we sell or acquire propane or fuel oil at a fixed price at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane or fuel oil at a specified price during a specified time period; the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of the product to the respective party or are settled by the payment of a net amount equal to the difference between the then current price and the fixed contract price. The contracts are entered into in anticipation of market movements and to manage and hedge exposure to fluctuating prices of propane and fuel oil, as well as to help ensure the availability of product during periods of high demand. Additionally, typically 60% of our fuel oil sales are made to individual customers under agreements pre-establishing a fixed or maximum price per gallon over a twelve-month period. We enter into derivative instruments in the form of futures and options traded on the NYMEX typically covering a significant portion of the fuel oil we expect to sell to customers under these fixed or maximum price plans in an effort to protect the margins under these programs, although we evaluate the cost of this protection prior to entering into the derivative instruments.

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

Credit Risk

Futures and fuel oil options are guaranteed by the NYMEX and, as a result, have minimal credit risk. We are subject to credit risk with forward and propane option contracts to the extent the counterparties do not perform. We evaluate the financial condition of each counterparty with which we conduct business and establish credit limits to reduce exposure to credit risk of non-performance.

Derivative Instruments and Hedging Activities

We account for derivative instruments in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137, 138 and 149 ("SFAS 133"). All derivative instruments are reported on the balance sheet, within other current assets or other current liabilities, at their fair values. Fair values for forward contracts and futures are derived from quoted market prices for similar instruments traded on the NYMEX. On the date that futures, forward and option contracts are entered into, we make a determination as to whether the derivative instrument qualifies for designation as a hedge. Changes in the fair value of derivative instruments are recorded each period in current period earnings or other comprehensive income/(loss) ("OCI"), depending on whether a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivative instruments designated as cash flow hedges, we formally assess, both at the hedge contract's inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in OCI to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in operating expenses immediately.

Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings within operating expenses and reclassified to cost of products sold once realized. A portion of our option contracts are not classified as hedges and, as such, changes in the fair value of these derivative instruments are recognized within operating expenses as they occur. The value of certain option contracts that do qualify as hedges and are designated as cash flow hedges under SFAS 133 have two components of value: time value and intrinsic value. The intrinsic value is the value by which the option is in the money (i.e., the amount by which the value of the commodity exceeds the exercise or "strike" price of the option). The remaining amount of option value is attributable to time value. We do not include the time value of option contracts in our assessment of hedge effectiveness and, therefore, record changes in the time value component of the options currently in earnings.

At March 26, 2005, the fair value of derivative instruments described above resulted in derivative assets (unrealized gains) of $1.9 million included within prepaid expenses and other current assets and derivative liabilities (unrealized losses) of $5.3 million included within other current liabilities. For the three months ended March 26, 2005, operating expenses include unrealized (non-cash) gains in the amount of $2.8 million compared to unrealized gains in the amount of $1.1 million for the three months ended March 27, 2004 attributable to the change in the fair value of derivative instruments not designated as hedges. Operating expenses include unrealized losses in the amount of $0.3 million for the six months ended March 26, 2005 and unrealized gains in the amount of $0.3 million for the six months ended March 27, 2004 attributable to the change in fair value of derivative instruments not designated as hedges. At March 26, 2005, unrealized gains on derivative instruments designated as cash flow hedges in the amount of $1.2 million were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities market, the corresponding value in OCI is subject to change prior to its impact on earnings.

Sensitivity Analysis

In an effort to estimate our exposure to unfavorable market price changes in propane or fuel oil, a sensitivity analysis of open positions as of March 26, 2005 was performed. Based on this analysis, a hypothetical 10% adverse change in market prices for each of the future months for which a future, forward and/or option contract exists indicate either a reduction in potential future gains or potential losses in future earnings of $0.2 million and $1.3 million as of March 26, 2005 and March 27, 2004, respectively. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 25, 2004.

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

On May 2, 2005, before filing this Quarterly Report, the Partnership completed an evaluation under the supervision and with participation of the Partnership's management, including the Partnership's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of March 26, 2005. Based on this evaluation, the Partnership's principal executive officer and principal financial officer have concluded that as of March 26, 2005, such disclosure controls and procedures were effective at the reasonable assurance level.

(b) There have not been any changes in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 26, 2005 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, the Partnership will be required to include in its Annual Report on Form 10-K for the fiscal year ending September 24, 2005 a report on management's assessment of the effectiveness of the Partnership's internal control over financial reporting. The Partnership's independent registered public accountants will also be required to attest to and report on management's assessment. As part of the process of preparing for compliance with these requirements, the Partnership has initiated a review of its internal control over financial reporting and has been engaged in documenting, evaluating and testing its internal controls. As a result of this ongoing process, management has made improvements to the Partnership's internal control through the date of the filing of this Quarterly Report on Form 10-Q and anticipates that further improvements will be made.

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

Suburban Propane Partners, L.P.
May 5, 2005	/s/ ROBERT M. PLANTE
Date	Robert M. Plante Vice President and Chief Financial Officer
May 5, 2005	/s/ MICHAEL A. STIVALA
Date	Michael A. Stivala Controller (Principal Accounting Officer)