Form 10-Q
period 2005-06-25
SUBURBAN PROPANE PARTNERS LP
filed 2005-08-04
CIK 1005210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

    Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 25, 2005

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

This Quarterly Report on Form 10-Q contains forward-looking statements ("Forward-Looking Statements") as defined in the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, relating to future business expectations and predictions and financial condition and results of operations of Suburban Propane Partners, L.P. (the "Partnership"). Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans" or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements (statements contained in this Quarterly Report identifying such risks and uncertainties are referred to as "Cautionary Statements"). The risks and uncertainties and their impact on the Partnership's results include, but are not limited to, the following risks:

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

Some of these Forward-Looking Statements are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report. On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings with the Securities and Exchange Commission ("SEC"), press releases or oral statements made by or with the approval of one of the Partnership's authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking Statements, which reflect management's opinions only as of the date made. The Partnership undertakes no obligation to update any Forward-Looking Statement or Cautionary Statement. All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 25, 2005	September 25, 2004
ASSETS
Current assets:
Cash and cash equivalents	$11,208	$53,481
Accounts receivable, less allowances for doubtful accounts of $10,534 and $7,896, respectively	124,192	91,000
Inventories	56,997	64,141
Prepaid expenses and other current assets	27,070	44,272
Total current assets	219,467	252,894
Property, plant and equipment, net	403,285	406,702
Goodwill	282,015	282,015
Other intangible assets, net	22,500	25,582
Other assets	24,057	24,814
Total assets	$951,324	$992,007
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$52,456	$60,664
Accrued employment and benefit costs	23,649	25,152
Short-term borrowings	15,250	—
Current portion of long-term borrowings	475	42,940
Accrued insurance	10,420	12,724
Customer deposits and advances	27,429	61,265
Accrued interest	2,916	10,067
Other current liabilities	20,723	32,152
Total current liabilities	153,318	244,964
Long-term borrowings	548,011	472,975
Postretirement benefits obligation	30,916	31,616
Accrued insurance	32,368	25,517
Accrued pension liability	39,844	35,035
Other liabilities	16,462	13,782
Total liabilities	820,919	823,889
Commitments and contingencies
Partners' capital:
Common Unitholders (30,278 and 30,257 units issued and outstanding at June 25, 2005 and September 25, 2004, respectively)	215,413	238,880
General Partner	13	852
Deferred compensation	(5,887)	(5,778)
Common Units held in trust, at cost	5,887	5,778
Unearned compensation	(5,072)	(3,845)
Accumulated other comprehensive loss	(79,949)	(67,769)
Total partners' capital	130,405	168,118
Total liabilities and partners' capital	$951,324	$992,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended
	June 25, 2005	June 26. 2004
Revenues
Propane	$194,662	$165,657
Fuel oil and refined fuels	86,485	68,264
Natural gas and electricity	20,178	17,476
HVAC	22,727	25,390
All other	3,128	2,907
	327,180	279,694
Costs and expenses
Cost of products sold	222,187	172,638
Operating	97,582	96,434
General and administrative	11,804	12,122
Restructuring costs	—	203
Impairment of goodwill	—	3,177
Depreciation and amortization	9,196	9,177
	340,769	293,751
Loss before interest expense, loss on debt extinguishment and provision for income taxes	(13,589)	(14,057)
Loss on debt extinguishment	36,242	—
Interest expense, net	9,943	10,547
Loss before provision for income taxes	(59,774)	(24,604)
Provision (benefit) for income taxes	138	(283)
Loss from continuing operations	(59,912)	(24,321)
Discontinued operations (Note 13):
Gain on sale of customer service centers	—	619
Loss from discontinued customer service centers	—	(635)
Net loss	$(59,912)	$(24,337)
General Partner's interest in net loss	(1,862)	(757)
Limited Partners' interest in net loss	$(58,050)	$(23,580)
Loss per Common Unit – basic
Loss from continuing operations	$(1.92)	$(0.78)
Discontinued operations	—	—
Net loss	$(1.92)	$(0.78)
Weighted average number of Common Units outstanding – basic	30,278	30,257
Loss per Common Unit – diluted
Loss from continuing operations	$(1.92)	$(0.78)
Discontinued operations	—	—
Net loss	$(1.92)	$(0.78)
Weighted average number of Common Units outstanding – diluted	30,278	30,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Nine Months Ended
	June 25, 2005	June 26, 2004
Revenues
Propane	$814,275	$712,415
Fuel oil and refined fuels	352,708	219,619
Natural gas and electricity	81,931	54,974
HVAC	82,001	68,992
All other	7,680	6,590
	1,338,595	1,062,590
Costs and expenses
Cost of products sold	876,142	622,616
Operating	303,627	264,337
General and administrative	34,979	40,016
Restructuring costs	—	2,382
Impairment of goodwill	—	3,177
Depreciation and amortization	27,513	25,629
	1,242,261	958,157
Income before interest expense, loss on debt extinguishment and provision for income taxes	96,334	104,433
Loss on debt extinguishment	36,242	—
Interest expense, net	30,286	31,028
Income before provision for income taxes	29,806	73,405
Provision (benefit) for income taxes	336	(117)
Income from continuing operations	29,470	73,522
Discontinued operations (Note 13):
Gain on sale of customer service centers	976	14,824
Loss from discontinued customer service centers	—	(32)
Net income	$30,446	$88,314
General Partner's interest in net income	946	2,367
Limited Partners' interest in net income	$29,500	$85,947
Income per Common Unit – basic
Income from continuing operations	$0.94	$2.36
Discontinued operations	0.03	0.43
Net income	$0.97	$2.79
Weighted average number of Common Units outstanding – basic	30,275	29,380
Income per Common Unit – diluted
Income from continuing operations	$0.94	$2.35
Discontinued operations	0.03	0.43
Net income	$0.97	$2.78
Weighted average number of Common Units outstanding – diluted	30,412	29,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	June 25, 2005	June 26, 2004
Cash flows from operating activities:
Net income	$30,446	$88,314
Adjustments to reconcile net income to net cash provided by operations:
Depreciation expense	24,431	23,852
Amortization of intangible assets	3,082	1,777
Amortization of debt origination costs	1,171	1,021
Amortization of unearned compensation	1,433	835
Amortization of discount on long-term borrowings	58	—
Gain on disposal of property, plant and equipment, net	(1,888)	(153)
Gain on sale of customer service centers	(976)	(14,824)
Impairment of goodwill	—	3,177
Loss on debt extinguishment	36,242	—
Changes in assets and liabilities, net of acquisition:
(Increase) in accounts receivable	(33,192)	(3,924)
Decrease in inventories	7,144	6,884
Decrease (increase) in prepaid expenses and other current assets	9,124	(5,788)
(Decrease) increase in accounts payable	(8,208)	1,728
(Decrease) increase in accrued employment and benefit costs	(1,503)	13,512
(Decrease) increase in accrued interest	(7,151)	7,439
(Decrease) in other current liabilities	(47,569)	(24,075)
(Increase) in other noncurrent assets	(871)	(1,305)
Increase in other noncurrent liabilities	10,514	2,766
Net cash provided by operating activities	22,287	101,236
Cash flows from investing activities:
Capital expenditures	(23,130)	(18,502)
Acquisition of Agway Energy, net of cash acquired	—	(211,181)
Proceeds from sale of property, plant and equipment	4,004	773
Proceeds from sale of customer service centers, net	—	24,806
Net cash (used in) investing activities	(19,126)	(204,104)
Cash flows from financing activities:
Long-term debt repayments	(340,440)	(411)
Long-term debt issuance, net of discount of $2,047	372,953	175,000
Short-term borrowings	15,250	—
Expenses associated with debt agreements	(3,805)	(5,908)
Prepayment premium associated with debt extinguishment	(31,980)	—
Net proceeds from issuance of Common Units	—	87,566
Partnership distributions	(57,412)	(53,373)
Net cash (used in) provided by financing activities	(45,434)	202,874
Net (decrease) increase in cash and cash equivalents	(42,273)	100,006
Cash and cash equivalents at beginning of period	53,481	15,765
Cash and cash equivalents at end of period	$11,208	$115,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
(in thousands)
(unaudited)

	Number of Common Units	Common Unitholders	General Partner	Deferred Compensation	Common Units in Trust	Unearned compensation	Accumulated Other Comprehensive (Loss)	Total Partners' Capital	Comprehensive Income
Balance at September 25, 2004	30,257	$238,880	$852	$(5,778)	$5,778	$(3,845)	$(67,769)	$168,118
Net income		29,500	946					30,446	$30,446
Other comprehensive income:
Net unrealized losses on cash flow hedges							(3,051)	(3,051)	(3,051)
Reclassification of realized gains on cash flow hedges into earnings							(9,129)	(9,129)	(9,129)
Comprehensive income									$18,266
Partnership distributions		(55,627)	(1,785)					(57,412)
Common Units issued under Restricted Unit Plan	21							—
Common Units distributed into trust				(109)	109			—
Grants issued under Restricted Unit Plan, net of forfeitures		2,660				(2,660)		—
Amortization of Restricted Unit Plan, net of forfeitures						1,433		1,433
Balance at June 25, 2005	30,278	$215,413	$13	$(5,887)	$5,887	$(5,072)	$(79,949)	$130,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the "Partnership") is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and other refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership installs and services a wide variety of home comfort equipment, particularly for heating, ventilation and air conditioning ("HVAC"). The limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange ("Common Units") with 30,278,241 Common Units outstanding at June 25, 2005. The limited partners are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Second Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), such as the election of three of the five members of the Board of Supervisors, and voting on the removal of the general partner.

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

The general partner of both the Partnership and the Operating Partnership is Suburban Energy Services Group LLC (the "General Partner"), a Delaware limited liability company. The General Partner is majority owned by senior management of the Partnership and owns a combined 1.54% general partner interest in the Partnership and the Operating Partnership. The General Partner appoints two of the five members of the Board of Supervisors.

On January 5, 2001, Suburban Holdings, Inc., a subsidiary of the Operating Partnership, was formed to hold the stock of Gas Connection, Inc. (d/b/a HomeTown Hearth & Grill), Suburban @ Home, Inc. ("Suburban @ Home") and Suburban Franchising, Inc. ("Suburban Franchising"). HomeTown Hearth & Grill sells and installs natural gas and propane gas grills, fireplaces and related accessories and supplies. Suburban @ Home sells, installs, services and repairs a full range of HVAC equipment and related parts. Suburban Franchising creates and develops propane related franchising business opportunities.

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

Derivative Instruments and Hedging Activities.    The Partnership enters into a combination of exchange-traded futures and option contracts, forward contracts and in certain instances, over-the-counter options (collectively, "derivative instruments") to manage the price risk associated with future purchases of the commodities used in its operations, principally propane and fuel oil, as well as to ensure supply during periods of high demand. All derivative instruments are reported on the balance sheet, within other current assets or other current liabilities, at their fair values pursuant to Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137, 138 and 149 ("SFAS 133"). On the date that futures, forward and option contracts are entered into, the Partnership makes a determination as to whether the derivative instrument qualifies for designation as a hedge. Changes in the fair value of derivative instruments are recorded each period in current period earnings or other comprehensive income (loss) ("OCI"), depending on whether a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivative instruments designated as cash flow hedges, the Partnership formally assesses, both at the hedge contract's inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in OCI to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of cash flow hedges used to hedge future purchases are recognized in operating expenses immediately. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings within operating expenses and reclassified to cost of products sold once realized.

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

At June 25, 2005, the fair value of derivative instruments described above resulted in derivative assets of $858 included within prepaid expenses and other current assets and derivative liabilities of $3,453 included within other current liabilities. Operating expenses include unrealized (non-cash) gains in the amount of $2,261 and $1,945 for the three and nine months ended June 25, 2005, respectively, and unrealized losses in the amount of $833 and $532 for the three and nine months ended June 26, 2004, respectively, attributable to the change in fair value of derivative instruments not designated as hedges. At June 25, 2005, unrealized gains on derivative instruments designated as cash flow hedges in the amount of $75 were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities market, the corresponding value in OCI is subject to change prior to its impact on earnings.

A portion of the Partnership's long-term borrowings bear interest at a variable rate based upon either LIBOR or Wachovia National Bank's prime rate, plus an applicable margin depending on the level of the Partnership's total leverage. Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. The Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. On March 31, 2005, the Partnership entered into a $125,000 interest rate swap contract in conjunction with the new Term Loan facility under the Revolving Credit Agreement (see Note 8). The interest rate swap is being accounted for under SFAS 133 and the Partnership has designated the interest rate swap as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized in OCI until the hedged item is recognized in earnings. At June 25, 2005, the fair value of the interest rate swap amounted to $3,126 and is included within other liabilities.

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

On December 23, 2003, the Partnership acquired substantially all of the assets and operations of Agway Energy Products, LLC, Agway Energy Services, Inc. and Agway Energy Services PA, Inc. (collectively "Agway Energy") pursuant to an asset purchase agreement dated November 10, 2003 (the "Agway Acquisition"). Agway Energy, based in Syracuse, New York, was a leading regional marketer of propane, fuel oil, gasoline and diesel fuel primarily in New York, Pennsylvania, New Jersey and Vermont. To complement its core marketing and delivery business, Agway Energy also installed and serviced a wide variety of home comfort equipment, particularly for heating, ventilation and air conditioning. The Agway Acquisition was consistent with the Partnership's business strategy of prudently pursuing acquisitions of retail propane distributors and other energy-related businesses that can complement or supplement its core propane operations. The Agway Acquisition also expanded the Partnership's presence in the northeast energy market. The total cost of the Agway Acquisition, including the purchase price of $205,055 (net of a working capital adjustment paid to the Partnership of $945), $2,650 for non-compete agreements with certain members of the management of Agway Energy and $3,500 in transaction related costs, was approximately $211,205.

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

Net current assets	$31,241
Property, plant and equipment	112,187
Intangible assets	28,046
Goodwill	41,956
Other assets, principally environmental escrow asset (see Note 11)	13,750
Deferred tax assets	21,519
Deferred tax asset valuation allowance	(21,519)
Severance and other restructuring costs	(2,225)
Environmental reserve (see Note 11)	(13,750)
Total cost of the Agway Acquisition	$211,205

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

Severance and other restructuring costs.    Termination benefits and relocation costs associated with employees of Agway Energy affected by integration and restructuring plans were recorded as part of purchase accounting. Additionally, as part of the Partnership's approved plans to integrate the operating facilities in the northeast, costs to exit certain facilities and relocate equipment have been recorded as part of purchase accounting. As of June 25, 2005, the majority of locations that were identified for integration in the northeast have been merged, with employees co-located in one location. The Partnership is working closely with the local authorities in each of the locations that have been merged in order to get the necessary approvals to relocate storage equipment. The Partnership expects that relocation of equipment will be completed by the end of fiscal 2005.

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

	Nine Months Ended
	June 25, 2005	June 26, 2004
	As reported	Pro Forma
Revenues	$1,338,595	$1,236,454
Income from continuing operations	29,470	77,603
Income from continuing operations per Common Unit — basic	$0.94	$2.48

Income from continuing operations of $29,470 as reported for the nine months ended June 25, 2005 includes a one-time charge of $36,242 to reflect a loss on debt extinguishment associated with the Partnership's March 31, 2005 debt refinancing (See Note 8).

4.	Restructuring Costs

For the year ended September 25, 2004, the Partnership recorded a restructuring charge of $2,942 within the consolidated statements of operations related primarily to employee termination costs incurred as a result of actions taken during fiscal 2004. The components of remaining restructuring charges are as follows:

	Reserve at September 25, 2004	Charges Through June 25, 2005	Utilization Through June 25, 2005	Reserve at June 25, 2005
Charges expensed:
Severance and other employee costs	$715	$475	$(901)	$289
Other exit costs	—	150	—	150
Total	$715	$625	$(901)	$439

Charges recorded in purchase accounting:
Severance and other employee costs	$139	$—	$(139)	$—
Relocation costs	235	—	(116)	119
Other exit costs	1,000	—	(605)	395
Total	$1,374	$—	$(860)	$514

The $953 in accrued severance and other termination and relocation benefits, as well as the other exit costs as of June 25, 2005 is expected to be paid out or incurred over the course of the next nine to twelve months. The $150 charge for other exit costs during the nine months ended June 25, 2005 relates to estimated incremental costs associated with the Partnership's decision to shut down the Agway Energy gas station business in the fourth quarter of fiscal 2004.

5.	Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane and refined fuels and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	June 25, 2005	September 25, 2004
Propane and refined fuels	$44,439	$50,286
Natural gas	630	2,003
Appliances and related parts	11,928	11,852
	$56,997	$64,141

6.	Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill is not amortized to expense. Rather, goodwill is subject to an impairment review at a reporting unit level, on an annual basis in August of each year, or when an event occurs or circumstances change that would indicate potential impairment. The Partnership assesses the carrying value of goodwill at a reporting unit level based on an estimate of the fair value of the respective reporting unit. Fair value of the reporting unit is estimated using discounted cash flow analyses taking into consideration estimated cash flows in a ten-year projection period and a terminal value calculation at the end of the projection period. During the third quarter of fiscal 2004, as a result of continued losses in one of the Partnership's reporting units acquired in fiscal 1999, the carrying value of goodwill was considered to be fully impaired when applying the discounted cash flow valuation analysis. Accordingly, the Partnership recorded a non-cash charge of $3,177 within the consolidated statement of operations related to goodwill impairment in the three and nine months ended June 26, 2004.

Other intangible assets consist of the following:

	June 25, 2005	September 25, 2004
Customer lists	$19,866	$19,866
Trade names	3,513	3,513
Non-compete agreements	4,956	5,467
Other	1,967	1,967
	30,302	30,813
Less: accumulated amortization	7,802	5,231
	$22,500	$25,582

Aggregate amortization expense related to other intangible assets was $1,031 and $3,082 for the three and nine months ended June 25, 2005, respectively, and $845 and $1,777 for the three and nine months ended June 26, 2004, respectively.

Aggregate amortization expense related to other intangible assets for the remainder of fiscal 2005 and for each of the five succeeding fiscal years as of June 25, 2005 is as follows: 2005 — $1,005; 2006 — $2,685; 2007 — $2,134; 2008 — $2,098; 2009 — $2,093 and 2010 — $2,063.

7.	Income (Loss) Per Unit

Computations of earnings per Common Unit are performed in accordance with Emerging Issues Task Force ("EITF") consensus 03-6 "Participating Securities and the Two-Class Method Under FAS 128" ("EITF 03-6"), when applicable. EITF 03-6 requires, among other things, the use of the two-class method of computing earnings per unit when participating securities exist. The requirements of EITF 03-6 do not apply to the computation of net income (loss) per Common Unit in periods in which a net loss is reported. In addition, the application of EITF 03-6 did not have any impact on income per Common Unit for the nine months ended June 25, 2005. Computation of net income per Common Unit under EITF 03-6 resulted in a negative impact of $0.14 per Common Unit for the nine months ended June 26, 2004, compared to the computation under FAS 128.

Basic net income (loss) per Common Unit for the three months ended June 25, 2005 and June 26, 2004 and for the nine months ended June 25, 2005 is computed by dividing net income (loss), after deducting the general partner's approximate 3.1% interest, by the weighted average number of outstanding Common Units. Diluted net income (loss) per Common Unit for the three months ended June 25, 2005 and June 26, 2004 and for the nine months ended June 25, 2005 is computed by dividing net income (loss), after deducting the general partner's approximate 3.1% interest, by the weighted average number of outstanding Common Units and time vested restricted units granted under our 2000 Restricted Unit Plan (see Note 10).

Basic income per limited partner unit for the nine months ended June 26, 2004 is computed by dividing the limited partners' share of income, calculated under the two-class method of computing earnings, by the weighted average number of outstanding Common Units. Diluted income per limited partner unit for the nine months ended June 26, 2004 is computed by dividing the limited partners' share of income, calculated under the two-class method of computing earnings, by the weighted average number of outstanding Common Units and time vested Restricted Units granted under the 2000 Restricted Unit Plan (see Note 10). The two-class method is an earnings allocation formula that computes earnings per unit for each class of Common Unit and participating security according to distributions declared and the participating rights in undistributed earnings, as if all of the earnings were distributed to the limited partners and the general partner.

In computing diluted income per unit, weighted average units outstanding used to compute basic income per unit were increased by 137,069 units and 96,203 units for the nine months ended June 25, 2005 and June 26, 2004, respectively, to reflect the potential dilutive effect of the unvested Restricted Units outstanding using the treasury stock method. Diluted loss per unit for the three months ended June 25, 2005 and June 26, 2004 does not include 137,461 and 96,451 Restricted Units, respectively, as their effect would be anti-dilutive.

8.	Short-Term and Long-Term Borrowings

Short-term and long-term borrowings consist of the following:

	June 25, 2005	September 25, 2004
Senior Notes, 6.875%, due December 15, 2013, net of unamortized discount of $1,989	$423,011	$175,000
Term Loan, 5.91% to 6.66%, due March 31, 2010	125,000	—
Senior Notes, 7.54%, redeemed March 31, 2005	—	297,500
Senior Notes, 7.37%, redeemed March 31, 2005	—	42,500
Note payable, 8%, due in annual installments through 2006	475	915
Short-term borrowings under the Revolving Credit Agreement	15,250	—
	563,736	515,915
Less: current portion	15,725	42,940
	$548,011	$472,975

On March 31, 2005, the Partnership completed a refinancing (the "Refinancing") of all of the outstanding principal amount of the Operating Partnership's 1996 Senior Notes and the 2002 Senior Notes (as defined below). Under the Refinancing, the Partnership issued $250,000 of additional notes under the indenture governing the 2003 Senior Notes (see below) and received proceeds of approximately $246,875, net of a $2,047 discount on sale and related underwriter fees. In addition, the Operating Partnership entered into an amendment to its Revolving Credit Agreement (see below) to provide, among other things, for a five-year $125,000 term loan facility (the "Term Loan"). The total net proceeds of approximately $371,875 from the Refinancing, together with cash of approximately $7,335, were used to prepay $297,500 outstanding principal amount of 1996 Senior Notes and $42,500 outstanding principal amount of 2002 Senior Notes (collectively, the "Redeemed Notes"), including a prepayment premium of approximately $31,980, interest accrued on the Redeemed Notes of approximately $6,391 from the last interest payment date through the date of redemption and related costs associated with the Refinancing.

The Redeemed Notes required an annual principal repayment of $42,500 through 2012. The Refinancing replaces the annual cash requirement for principal amortization with the $125,000 five-year Term Loan due 2010 and the $250,000 of senior notes due 2013 issued under the indenture governing the 2003 Senior Notes (defined below), significantly extending the Partnership's debt maturities and eliminating refinancing risk associated with the amortization of the Redeemed Notes. The Refinancing is expected to reduce the Partnership's annual interest expense for at least the next five years. The Partnership recorded a one-time charge of approximately $36,242 for the three and nine months ended June 25, 2005 as a result of the Refinancing to reflect the loss on debt extinguishment associated with the prepayment premium and the write-off of $4,262 of unamortized bond issuance costs associated with retirement of the Redeemed Notes.

On December 23, 2003, the Partnership and its subsidiary Suburban Energy Finance Corporation issued $175,000 aggregate principal amount of Senior Notes (the "2003 Senior Notes") with an annual interest rate of 6.875%. On March 31, 2005, in conjunction with the Refinancing, the Partnership and Suburban Energy Finance Corporation issued $250,000 additional senior notes under the indenture governing the 2003 Senior Notes through a debt offering under Rule 144A and Regulation S of the Securities Act of 1933. The Partnership agreed, pursuant to a registration rights agreement, to file a registration statement, and on June 7, 2005 filed, with the SEC to register publicly-tradable notes exchangeable for the additional $250,000 of 2003 Senior Notes. The Partnership's obligations under the 2003 Senior Notes are unsecured and rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The 2003 Senior Notes are structurally subordinated to, which means they rank effectively behind, any senior debt and other liabilities of the Operating Partnership. The 2003 Senior Notes mature on December 15, 2013, and require semi-annual interest payments that began on June 15, 2004. The Partnership is permitted to redeem some or all of the 2003 Senior Notes any time on or after December 15, 2008, at redemption prices specified in the indenture governing the 2003 Senior Notes. The 2003 Senior Notes contain certain restrictions applicable to the Partnership and certain of its subsidiaries with respect to (i) the incurrence of additional indebtedness; and, (ii) liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.

On March 5, 1996, pursuant to a senior note agreement, the Operating Partnership issued $425,000 of Senior Notes (the "1996 Senior Notes") with an annual interest rate of 7.54%. The Operating Partnership's obligations under the 1996 Senior Notes were unsecured and ranked on an equal and ratable basis with the Operating Partnership's obligations under the 2002 Senior Notes and the Revolving Credit Agreement discussed below. The 1996 Senior Notes were scheduled to mature June 30, 2011, required semi-annual interest payments and obligated the Operating Partnership to repay the principal on the 1996 Senior Notes in equal annual installments of $42,500 which started on July 1, 2002. The first annual principal payment was refinanced on July 1, 2002 and the second and third annual principal payments were made on July 1, 2003 and 2004. The remaining outstanding principal amount of the 1996 Senior Notes of $297,500 was redeemed in full on March 31, 2005.

On July 1, 2002, the Operating Partnership received $42,500 from the issuance of 7.37% Senior Notes due June 30, 2012 (the "2002 Senior Notes") in order to refinance the first annual principal payment of $42,500 under the 1996 Senior Notes. The Operating Partnership's obligations under the 2002 Senior Notes were unsecured and ranked on an equal and ratable basis with the Operating Partnership's obligations under the 1996 Senior Notes and the Revolving Credit Agreement. The 2002 Senior Notes were redeemed in full on March 31, 2005.

On October 20, 2004, the Operating Partnership executed the Third Amended and Restated Credit Agreement (the "Revolving Credit Agreement"), replacing the Second Amended and Restated Credit Agreement which would have expired in May 2006. On March 31, 2005 in conjunction with the Refinancing, the Operating Partnership executed the first amendment to the Third Amended and Restated Credit Agreement to provide, among other things, for the Term Loan due March 31, 2010. The Revolving Credit Agreement, as amended, expires on October 20, 2008 and in addition to the Term Loan provides available credit of $150,000 in the form of a $75,000 revolving working capital facility, of which $15,000 may be used to issue letters of credit, and a separate $75,000 letter of credit facility. Borrowings under the Revolving Credit Agreement, including the Term Loan, bear interest at a rate based upon either LIBOR or Wachovia National Bank's prime rate, plus, in each case, the applicable margin; or the Federal Funds rate plus 1/2 of 1%. An annual facility fee ranging from 0.375% to 0.50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. These fees and the other terms of the Revolving Credit Agreement are substantially the same as the terms under the Second Amended and Restated Credit Agreement, which provided a $75,000 working capital facility and a $25,000 acquisition facility. As of June 25, 2005, there was $15,250 outstanding under the working capital facility of the Revolving Credit Agreement that was used to fund working capital requirements.

In connection with the Term Loan, the Operating Partnership also entered into an interest rate swap contract with a notional amount of $125,000 with the issuing lender. Effective March 31, 2005 through March 31, 2010, the Operating Partnership will pay a fixed interest rate of 4.66% to the issuing lender on notional principal amount of $125,000, effectively fixing the LIBOR portion of the interest rate at 4.66%. In return, the issuing lender will pay to the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The applicable margin above LIBOR, as defined in the Revolving Credit Agreement, is not included in, and will be paid in addition to this fixed interest rate of 4.66%. The fair value of the interest rate swap amounted to $3,126 at June 25, 2005 and is included in other liabilities in the accompanying condensed consolidated balance sheets.

The Partnership is currently in discussions with its bank group to amend the Revolving Credit Agreement, among other things, to extend the maturity date of the agreement to March 31, 2010 to coincide with the maturity of the Term Loan, to increase the available revolving borrowing capacity from $150,000 to $175,000 and to eliminate the distinction of separate working capital and letter of credit facilities. The increased borrowing capacity will provide additional financial flexibility to support the Partnership's growth strategies, particularly in the current high commodity price environment. All other terms and conditions under the Revolving Credit Agreement are expected to remain the same and the Partnership expects to finalize the amendment by the end of fiscal 2005.

The Revolving Credit Agreement and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. As a result of the Refinancing, the Partnership eliminated the requirement to maintain a leverage ratio and an interest coverage ratio associated with the Redeemed Notes without adding comparable financial covenants under the 2003 Senior Notes. Additionally, as a result of the amendment to the Third Amended and Restated Credit Agreement, the Operating Partnership's required leverage ratio was reduced from 4.5 to 1 to a requirement to maintain a ratio of less than 4.0 to 1 and the interest coverage ratio was amended to require maintenance of a ratio of greater than 2.5 to 1 on a consolidated basis. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the 2003 Senior Notes and the Revolving Credit Agreement as of June 25, 2005.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, the Partnership's Senior Notes and Revolving Credit Agreement were capitalized within other assets and are being amortized on a straight-line basis over the term of the respective debt agreements. Other assets at June 25, 2005 and September 25, 2004 include debt origination costs with a net carrying amount of $8,820 and $10,506, respectively. Aggregate amortization expense related to deferred debt origination costs included within interest expense for the three and nine months ended June 25, 2005 was $347 and $1,171, respectively, and $400 and $1,021 for the three and nine months ended June 26, 2004, respectively.

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

On July 19, 2005, the Partnership declared a quarterly distribution of $0.6125 per Common Unit, or $2.45 on an annualized basis, in respect of the third quarter of fiscal 2005 payable on August 9, 2005 to holders of record on August 2, 2005.

10.    2000 Restricted Unit Plan

During fiscal 2005, the Partnership awarded 91,277 Restricted Units under the 2000 Restricted Unit Plan at an aggregate value of $3,029. Restricted Units issued under the 2000 Restricted Unit Plan vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the issuance date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the issuance date. Restricted Unit Plan participants are not eligible to receive quarterly distributions or vote their respective Restricted Units until vested. Restrictions also limit the sale or transfer of the Common Units by the award recipients during the restricted periods. The value of the

Restricted Unit is established by the market price of the Common Units at the date of grant. Restricted Units are subject to forfeiture in certain circumstances as defined in the 2000 Restricted Unit Plan. Upon award of Restricted Units, the unamortized unearned compensation value is shown as a reduction to partners' capital. The unearned compensation is amortized ratably to expense over the restricted periods.

11.    Commitments and Contingencies

The Partnership is self-insured for general and product, workers' compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At June 25, 2005 and September 25, 2004, the Partnership had accrued insurance liabilities of $42,788 and $38,241, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets related to the amount of the liability expected to be covered by insurance which amounted to $3,945 and $2,941 as of June 25, 2005 and September 25, 2004, respectively. The Partnership is also involved in various legal actions that have arisen in the normal course of business, including those relating to commercial transactions and product liability. Management believes, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership's financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insurance claims.

The Partnership is subject to various laws and governmental regulations concerning environmental matters and expects that it will be required to expend funds to participate in remediation of these matters. In connection with the Agway Acquisition, the Partnership acquired certain surplus properties with either known or probable environmental exposure, some of which are currently in varying stages of investigation, remediation or monitoring. Additionally, the Partnership identified that certain active sites acquired contained environmental conditions which may require further investigation, future remediation or ongoing monitoring activities. The environmental exposures include instances of soil and/or groundwater contamination associated with the handling and storage of fuel oil, gasoline and diesel fuel. In the allocation of the purchase price to the assets acquired and liabilities assumed in the Agway Acquisition, the Partnership established an environmental reserve of $13,750. This reserve estimate was based on the Partnership's best estimate of future costs for environmental investigations, remediation and ongoing monitoring activities at the date of the Agway Acquisition associated with acquired properties with either known or probable environmental exposures.

Under the Purchase and Sale Agreement, however, the seller set aside $15,000 of the total purchase price in an escrow account to reimburse the Partnership for any such future environmental costs and expenses. Accordingly, in the allocation of the purchase price, the Partnership established a corresponding environmental escrow asset in the amount of $13,750 related to the future expected reimbursement from escrowed funds for environmental spending. Under the terms of the Purchase and Sale Agreement, the escrowed funds will be used to fund such environmental costs and expenses during the first three years following the closing date of the Agway Acquisition. Subject to amounts withheld with respect to any pending claims made prior to such third anniversary, any remaining escrowed funds will be remitted to the sellers at the end of the three-year period.

Management revised its estimates of environmental exposures at certain acquired sites and, as a result, increased the environmental reserve by $1,200 with a corresponding increase to the environmental escrow asset related to the future reimbursement from the environmental escrow established in the Agway Acquisition during the nine months ended June 25, 2005. As of June 25, 2005 and September 25, 2004, $7,201 and $11,350, respectively, remained in the environmental reserve and $7,606 and $11,521, respectively, remained in the environmental escrow asset.

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

12.    Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2012. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the equipment's fair value at the end of their lease terms has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $18,717. Of this amount, the fair value of residual value guarantees for operating leases entered into after December 31, 2002 was $6,292 and $3,684 which is reflected in other liabilities, with a corresponding amount included within other assets, in the accompanying condensed consolidated balance sheets as of June 25, 2005 and September 25, 2004, respectively.

13.    Discontinued Operations and Disposition

During the second quarter of fiscal 2004, the Partnership sold ten customer service centers in Texas, Oklahoma, Missouri and Kansas for total cash proceeds of approximately $24,000. The Partnership recorded a gain on sale of approximately $14,205 for the three and nine months ended June 26, 2004. During the third quarter of fiscal 2004, the Partnership sold one customer service center in Virginia for total cash proceeds of approximately $800, recognizing a gain on sale of approximately $619 for the three and nine months ended June 26, 2004. Gains on sale were accounted for within discontinued operations pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). These divestitures were in line with the Partnership's strategy of divesting operations in slower growing or non-strategic markets in an effort to identify opportunities to optimize the return on assets employed. In accordance with SFAS 144, the individual captions on the consolidated statements of operations for the three and nine months ended June 26, 2004 exclude the results from these discontinued operations, which were part of the Partnership's propane segment. During the second quarter of fiscal 2005, the Partnership finalized certain purchase price adjustments with the buyer of these customer service centers and recorded an additional gain on sale of $976.

14.    Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs for the three and nine months ended June 25, 2005 and June 26, 2004:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Service cost	$—	$—	$4	$5
Interest cost	2,277	2,441	446	750
Expected return on plan assets	(2,334)	(2,389)	—	—
Amortization of prior service costs	—	—	(180)	(180)
Recognized net actuarial loss	1,660	1,497	—	—
Net periodic benefit cost	$1,603	$1,549	$270	$575

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Service cost	$—	$—	$12	$15
Interest cost	6,831	7,323	1,338	2,250
Expected return on plan assets	(7,002)	(7,167)	—	—
Amortization of prior service costs	—	—	(540)	(540)
Recognized net actuarial loss	4,980	4,491	—	—
Net periodic benefit cost	$4,809	$4,647	$810	$1,725

There are no projected minimum employer contribution requirements under IRS Regulations for fiscal year 2005 under our defined benefit pension plan. The projected annual contribution requirements related to the Partnership's postretirement health care and life insurance benefit plan for fiscal 2005 is $3,100, of which $1,566 has been contributed during the nine months ended June 25, 2005.

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Nine Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Revenues:
Propane	$194,662	$165,657	$814,275	$712,415
Fuel oil and refined fuels	86,485	68,264	352,708	219,619
Natural gas and electricity	20,178	17,476	81,931	54,974
HVAC	22,727	25,390	82,001	68,992
All other	3,128	2,907	7,680	6,590
Total revenues	$327,180	$279,694	$1,338,595	$1,062,590
(Loss) income before interest expense, loss on debt extinguishment and income taxes:
Propane	$8,460	$10,327	$138,386	$129,793
Fuel oil and refined fuels	(3,222)	(3,478)	(3,703)	16,873
Natural gas and electricity	857	1,023	5,772	3,874
HVAC	(5,668)	(5,000)	(9,356)	(1,376)
All other	(698)	(4,210)	(3,049)	(6,335)
Corporate	(13,318)	(12,719)	(31,716)	(38,396)
Total (loss) income before interest expense, loss on debt extinguishment and income taxes	(13,589)	(14,057)	96,334	104,433
Reconciliation to (loss) income from continuing operations:
Loss on debt extinguishment	36,242	—	36,242	—
Interest expense, net	9,943	10,547	30,286	31,028
Provision (benefit) for income taxes	138	(283)	336	(117)
(Loss) income from continuing operations	$(59,912)	$(24,321)	$29,470	$73,522
Depreciation and amortization:
Propane	$6,304	$6,476	$19,083	$18,814
Fuel oil and refined fuels	1,195	1,379	3,556	2,653
Natural gas and electricity	183	102	785	195
HVAC	170	191	529	412
All other	65	82	215	244
Corporate	1,279	947	3,345	3,311
Total depreciation and amortization	$9,196	$9,177	$27,513	$25,629
			June 25, 2005	September 25, 2004
Assets:
Propane			$731,327	$720,645
Fuel oil and refined fuels			118,099	121,386
Natural gas and electricity			24,169	26,630
HVAC			20,764	20,715
All other			5,056	4,941
Corporate			139,890	185,671
Eliminations			(87,981)	(87,981)
Total assets			$951,324	$992,007

(Loss) income before interest expense and income taxes for the All Other category for both the three and nine months ended June 26, 2004 included the $3,177 non-cash charge for goodwill impairment (see Note 6).

16.    Recently Issued Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies the term conditional asset retirement obligation as a legal obligation to retire an asset when the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also requires an entity to recognize a liability for the fair value of the conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective beginning with the Partnership's fiscal year ended September 30, 2006. The Partnership is currently evaluating the provisions of FIN 47 and currently believes that adoption will not have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued a revised SFAS No. 123, "Share-Based Payment" ("SFAS 123R"). SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123R eliminates the alternative of using the APB Opinion No. 25 intrinsic value method of accounting that was provided for in SFAS No. 123 as originally issued and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. SFAS 123R is effective beginning with the Partnership's fiscal year ended September 30, 2006. The Partnership has historically recognized unearned compensation associated with awards of equity instruments ratably to expense over the vesting period (see Note 10). Accordingly, adoption of SFAS 123R will not have a material impact on the Partnership's consolidated financial position, results of operation or cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends APB Opinion No. 29 ("APB 29") which required that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, the Partnership's quarter ended September 24, 2005. The Partnership will evaluate the impact of SFAS 153 on future nonmonetary exchanges, if any, and believes that application of SFAS 153 will not have a material effect on its financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and nine months ended June 25, 2005. The discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 25, 2004.

Factors that Affect Our Operating Results and Financial Condition

Product Costs

The level of profitability in the retail propane and fuel oil businesses is largely dependent on the difference between retail sales price and product cost. The unit cost of propane and fuel oil is subject to volatile changes as a result of product supply or other market conditions, including, but not limited to, economic and political factors impacting crude oil and natural gas supply or pricing. Propane and fuel oil unit cost changes can occur rapidly over a short period of time and can impact profitability. There is no assurance that we will be able to pass on product cost increases fully or immediately, particularly when product costs increase rapidly. Therefore, average retail sales prices can vary significantly from period to period as product costs fluctuate with propane, fuel oil, crude oil and natural gas commodity market conditions.

Seasonality

The retail propane and fuel oil distribution businesses, as well as the natural gas marketing business, are seasonal because of the primary use for heating in residential and commercial buildings. Historically, approximately two-thirds of our retail propane volume is sold during the six-month peak heating season from October through March. The fuel oil business tends to experience greater seasonality given its more limited use for space heating and approximately three-fourths of our fuel oil volumes are sold between October and March. Consequently, sales and operating profits are concentrated in our first and second fiscal quarters. Cash flows from operations, therefore, are greatest during the second and third fiscal quarters when customers pay for product purchased during the winter heating season. We expect lower operating profits and either net losses or lower net income during the period from April through September (our third and fourth fiscal quarters). To the extent necessary, we will reserve cash from the second and third quarters for distribution to unitholders in the first and fourth fiscal quarters.

Weather

Weather conditions have a significant impact on the demand for our products, in particular propane, fuel oil and natural gas, for both heating and agricultural purposes. Many of our customers rely heavily on propane, fuel oil or natural gas as a heating source. Accordingly, the volume sold is directly affected by the severity of winter weather in our service areas, which can vary substantially from year to year. In any given area, sustained warmer than normal temperatures will tend to result in reduced propane, fuel oil and natural gas consumption, while sustained colder than normal temperatures will tend to result in greater use.

Risk Management

Propane product supply contracts are generally one-year agreements subject to annual renewal and generally permit suppliers to charge posted market prices (plus transportation costs) at the time of delivery or the current prices established at major delivery points. Since rapid increases in the cost of propane or fuel oil may not be immediately passed on to retail customers, such increases could reduce profitability. During fiscal 2004 and 2005, approximately 60% of our fuel oil volumes were sold to individual customers under agreements pre-establishing a fixed or maximum price per gallon over a twelve-month period (the "Ceiling Program"). The fixed or maximum price at which fuel oil was sold to these price plan customers was generally adjusted annually based on market conditions prior to the start of the heating season. After an evaluation of the future costs to adequately hedge this program in today's volatile price environment, particularly for fuel oil, we have determined that we will not offer the Ceiling Program for the upcoming heating season.

We engage in risk management activities to reduce the effect of price volatility on our product costs and to help ensure the availability of product during periods of short supply. We are currently a party to propane and fuel oil futures contracts traded on the New York Mercantile Exchange ("NYMEX") and enter into forward and option agreements with third parties to purchase and sell propane at fixed prices in the future. Additionally, we have in the past entered into derivative instruments in the form of futures and options traded on the NYMEX typically to cover fuel oil we expected to sell to customers under fixed price programs or Ceiling Programs in an effort to protect margins under these programs, although we evaluated the cost of this protection prior to entering into the derivative instruments. Risk management activities are monitored by an internal Commodity Risk Management Committee, made up of five members of management, through enforcement of our Hedging and Risk Management Policy and reported to our Audit Committee. Risk management transactions may not always result in increased product margins. See the additional discussion in Item 3 of this Quarterly Report.

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

Self-Insurance Reserves.    Our accrued insurance reserves represent the estimated costs of known and anticipated or unasserted claims under our general and product, workers' compensation and automobile insurance policies. Accrued insurance provisions for unasserted claims arising from unreported incidents are based on an analysis of historical claims data. For each claim, we record a self-insurance provision up to the estimated amount of the probable claim utilizing actuarially determined loss development factors applied to actual claims data. We maintain insurance coverage wherein our net exposure for insured claims is limited to the insurance deductible, claims above which are paid by our insurance carriers. For the portion of our estimated self-insurance liability that exceeds our deductibles, we record an asset for the amount of the liability expected to be covered by insurance.

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

Executive Summary of Results of Operations and Financial Condition

The fiscal 2005 third quarter presented significant challenges to our operations with the continuation of unprecedented high commodity prices, particularly for fuel oil. The high energy costs experienced throughout the majority of the fiscal 2005 heating season continued into the third quarter, counter to historical seasonal trends. Average posted prices of propane and fuel oil during the third quarter of fiscal 2005 increased 26% and 54%, respectively, compared to the average posted prices in the prior year quarter. While the continued high price environment has had a negative impact on our volumes as a result of customer conservation efforts and, in our refined fuels segment on our profit opportunities, our propane segment continues to generate solid results despite the challenging environment. Additionally, during the third quarter we took additional steps to enhance our financial flexibility and to drive further operational efficiencies, highlighted by our successful debt refinancing and executive organizational announcements.

For the nine months ended June 25, 2005, profitability in our propane segment increased $8.6 million, or 6.6%, compared to the prior year period. As reported at the end of our second fiscal quarter, margin opportunities and therefore profitability in our refined fuels segment were significantly restricted as a result of our inability to pass on fully the rise in fuel oil prices due to our fuel oil Ceiling Program. Profitability in the fuel oil and refined fuels segment for the nine months ended June 25, 2005 decreased $20.6 million primarily as a result of sustained unprecedented high fuel oil prices and our inability in a cost effective manner to hedge February, March and April volumes delivered under our Ceiling Program.

We reported net income of $30.4 million (inclusive of the $36.2 million one-time charge referred to below), or $0.97 per Common Unit, for the nine months ended June 25, 2005, a decrease of $57.9 million, or 65.6%, compared to a net income of $88.3 million, or $2.79 per Common Unit, in the prior year period. EBITDA (as defined and reconciled below) for the nine months ended June 25, 2005 was $124.8 million, a decrease of $20.1 million, or 13.9%, compared to EBITDA of $144.9 million in the prior year period.

Net income for the third quarter and first nine months of fiscal 2005 was adversely affected by a one-time charge of $36.2 million to reflect the loss on debt extinguishment associated with our March 31, 2005 debt refinancing. EBITDA and net income for the third quarter and nine months of the prior year were favorably impacted by the net result of certain significant items, mainly relating to: (i) a $14.8 million ($0.6 million included in the three months ended June 26, 2004) gain from the sale of eleven customer service centers in Texas, Oklahoma, Missouri, Kansas and Virginia considered to be non-strategic; (ii) a non-cash charge of $6.3 million ($0.7 million included in the three months ended June 26, 2004) included within cost of products sold in the fuel oil and refined fuels segment relating to the settlement of futures contracts which were marked-to-market under purchase accounting for the Agway Acquisition; (iii) a non-cash charge of $3.2 million recorded in the third quarter of fiscal 2004 attributable to the impairment of goodwill related to a small business acquired in 1999; and, (iv) a $2.4 million restructuring charge related to our initial efforts to integrate certain management and back office functions of Agway Energy. These significant items had a net positive impact of $2.9 million on the prior year EBITDA and net income.

As previously reported, at the beginning of our third quarter we completed a debt refinancing which accomplished three important objectives: (i) we significantly extended our debt maturities and eliminated the refinancing risk associated with the annual amortization requirements of our 7.54% senior notes due 2011 and our 7.37% senior notes due 2012 (collectively the "Redeemed Notes"); (ii) we reduced our expected annual interest expense for at least the next five years; and, (iii) we eliminated certain restrictive covenants that were included in the Redeemed Notes, leaving us with more flexibility going forward.

Additionally, during the third quarter of fiscal 2005 we announced certain executive appointments and have recently realigned our field operations to gain further efficiencies and synergies at the operating level. We believe our core propane segment, which has continued to perform quite well this year despite the unfavorable weather conditions and volatile commodity environment, will be further enhanced by this organizational realignment. As a result of the actions taken in connection with this organizational realignment, we expect to incur a restructuring charge in the fourth quarter of fiscal 2005.

Looking ahead to the remainder of fiscal 2005, due to the seasonal nature of our business we do not expect that over the remaining three months of the fiscal year we will be able to make up the entire year-to-date shortfall in our operating results for the first nine months of fiscal 2005 compared to the prior year comparable period. However, with continued strength in our propane segment and the positive steps we have already taken to address the fuel oil Ceiling Program for the remainder of the year and into the fiscal 2006 heating season, we expect to report an improvement in operating results in the fourth quarter of fiscal 2005 compared to the prior year fourth quarter, excluding any restructuring charges that may result from the realignment.

Our anticipated cash requirements for the remainder of fiscal 2005 include: (i) maintenance and growth capital expenditures of approximately $6.5 million; (ii) interest payments of approximately $9.7 million; (iii) repayment of outstanding borrowings of $15.3 million under our Revolving Credit Agreement; and, (iv) distributions of approximately $19.1 million to Common Unitholders and the General Partner. Based on our current estimates of cash flow from operations, our cash position at the end of the third quarter of fiscal 2005 and availability under the Revolving Credit Agreement (unused borrowing capacity under the working capital facility of $59.8 million at June 25, 2005), we expect to have sufficient funds to meet our current and future obligations, including the increased costs to complete our systems and facility integration in the northeast.

Results of Operations

Three Months Ended June 25, 2005 Compared to Three Months Ended June 26, 2004

Revenues

(Dollars in thousands)	Three Months Ended		Increase (Decrease)	Percent Increase (Decrease)
	June 25, 2005	June 26, 2004
Revenues
Propane	$194,662	$165,657	$29,005	17.5%
Fuel oil and refined fuels	86,485	68,264	18,221	26.7%
Natural gas and electricity	20,178	17,476	2,702	15.5%
HVAC	22,727	25,390	(2,663)	(10.5%)
All other	3,128	2,907	221	7.6%
Total revenues	$327,180	$279,694	$47,486	17.0%

Total revenues increased $47.5 million, or 17.0%, to $327.2 million for the three months ended June 25, 2005 compared to $279.7 million for the three months ended June 26, 2004 driven primarily by higher average selling prices resulting from significantly higher commodity prices, offset to an extent by lower volumes in our propane and refined fuels segments.

Revenues from the distribution of propane and related activities of $194.7 million in the third quarter of fiscal 2005 increased $29.0 million, or 17.5%, compared to $165.7 million in the prior year quarter, primarily due to the impact of higher average selling prices in line with significantly higher product costs, offset to an extent by the impact of lower volumes. Retail propane gallons sold in the third quarter of fiscal 2005 decreased 1.5 million gallons, or 1.5%, to 98.0 million gallons from 99.5 million gallons in the prior year quarter. Average propane selling prices increased approximately 20% as a result of sustained higher commodity prices for propane. The average posted price of propane during the third quarter of fiscal 2005 increased approximately 26% compared to the average posted prices in the prior year quarter. Additionally, included within the propane segment are revenues from wholesale and risk management activities of $16.3 million for the three months ended June 25, 2005 which increased $1.1 million compared to the prior year quarter.

Revenues from the distribution of fuel oil and other refined fuels of $86.5 million in the third quarter of fiscal 2005 increased $18.2 million, or 26.7%, from $68.3 million in the prior year quarter. Sales of fuel oil and other refined fuels amounted to 48.5 million gallons during the third quarter of fiscal 2005 compared to 60.3 million gallons in the prior year quarter, a decrease of 19.6%. Lower volumes in our fuel oil and refined fuels segment was attributable primarily to our decision in the fourth quarter of fiscal 2004 to exit certain lower margin low sulfur diesel business and the retail gas station operations, as well as, to a lesser extent, customer conservation resulting from higher energy costs. As was the trend throughout the fiscal 2005 heating season, fuel oil commodity prices continued to rise to unprecedented levels during the third quarter. The average posted price of fuel oil during the third quarter of fiscal 2005 increased approximately 54% compared to the average posted prices in the prior year quarter. Therefore, revenues increased as a result of a significant increase in average selling prices in line with the unprecedented high fuel oil prices, offset to an extent by the aforementioned decline in volumes.

Revenues for the third quarter of fiscal 2005 were favorably impacted by a 15.5% increase in our natural gas and electricity marketing segment, which increased to $20.2 million from $17.5 million in the prior year quarter, as a result of higher volumes for both natural gas and electricity, as well as higher average natural gas selling prices. Revenues in our HVAC segment declined 10.5%, to $22.7 million during the third quarter of fiscal 2005 compared to $25.4 million in the prior year quarter.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended		Increase (Decrease)	Percent Increase (Decrease)
	June 25, 2005	June 26, 2004
Cost of products sold
Propane	$112,555	$89,561	$22,994	25.7%
Fuel oil and refined fuels	81,010	56,148	24,862	44.3%
Natural gas and electricity	17,770	15,168	2,602	17.2%
HVAC	9,100	9,968	(868)	(8.7%)
All other	1,752	1,793	(41)	(2.3%)
Total cost of products sold	$222,187	$172,638	$49,549	28.7%
As a percent of total revenues	67.9%	61.7%

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

Cost of products sold increased $49.5 million, or 28.7%, to $222.2 million for the three months ended June 25, 2005 compared to $172.6 million in the prior year quarter. The increase results primarily from higher commodity prices for propane and fuel oil. Cost of products sold associated with the distribution of propane and related activities of $112.6 million increased $23.0 million, or 25.7%, compared to the prior year quarter. Higher propane prices resulted in a $22.8 million increase in cost of products sold during the third quarter of fiscal 2005 compared to the prior year quarter, partially offset by decreased propane volumes which had an impact of $1.1 million. Higher wholesale and risk management activities, noted above, increased cost of products sold by $0.4 million compared to the prior year quarter.

Cost of products sold associated with our fuel oil and refined fuels segment of $81.0 million increased $24.9 million, or 44.3%, compared to the prior year quarter. During the third quarter of fiscal 2005, fuel oil prices continued to experience unprecedented high levels. The impact of the unprecedented high commodity prices increased cost of products sold by $35.9 million during the quarter ended June 25, 2005 compared to the prior year quarter, partially offset by decreased volumes which had an impact of $11.0 million. While revenues increased 26.7%, margin opportunities in our fuel oil and refined fuels segment continued to be restricted during the third quarter of fiscal 2005 as a result of the fuel oil Ceiling Program which was honored on deliveries in the month of April 2005. Our practice is to consider hedging a significant portion of the gallons expected to be delivered under this Ceiling Program in an effort to protect the margins; however, as was the case for February and March 2005 the cost to hedge our Ceiling Program during April 2005 became prohibitive as a result of the unprecedented rises and atypical seasonality of fuel oil prices. After an evaluation of the future costs to adequately hedge this program in today's price environment, we have determined that we will not offer this program for the upcoming heating season.

Cost of products sold as a percentage of revenues in our fuel oil and refined fuels segment increased from 82.3% during the third quarter of fiscal 2004 to 93.7% in the third quarter of fiscal 2005 primarily as a result of our inability to pass on fully the unprecedented rise in fuel oil prices, coupled with the fact that April 2005 volumes were not hedged as the costs to hedge continued to be prohibitive due to market volatility.

In addition, the increase in revenues attributable to our natural gas and electricity segment had a $2.6 million impact on cost of products sold for the three months ended June 25, 2005 compared to the prior year quarter. Cost of products sold in our HVAC segment declined 8.7% as a result of lower revenues.

For the quarter ended June 25, 2005, cost of products sold represented 67.9% of revenues compared to 61.7% in the prior year quarter. This increase results primarily from the significantly higher commodity costs in our fuel oil segment compared to fuel oil selling prices. As noted above, our margin opportunities in our fuel oil business were restricted for deliveries in April 2005 on the Ceiling Program by the combination of unprecedented high levels of fuel oil prices and the fact that April 2005 volumes were not hedged as the costs to hedge continued to be prohibitive.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	June 25, 2005	June 26, 2004	Increase	Percent Increase
Operating expenses	$97,582	$96,434	$1,148	1.2%
As a percent of total revenues	29.8%	34.5%

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

Operating expenses of $97.6 million for the three months ended June 25, 2005 increased $1.1 million, or 1.2%, compared to $96.4 million in the prior year quarter. Operating expenses in the fiscal 2005 third quarter include a $2.3 million unrealized (non-cash) gain representing the net change in fair values of derivative instruments during the period, compared to a $0.8 million unrealized loss in the prior year quarter resulting in a $3.1 million decrease in operating expenses for the quarter ended June 25, 2005 compared to the prior year quarter (see Item 3 in this Quarterly Report for information on our policies regarding the accounting for derivative instruments). Offsetting the impact of the mark-to-market adjustments, operating expenses increased as a result of a $1.0 million increase in costs to operate and maintain our fleet, $0.9 million higher insurance and medical costs, $1.0 million higher bad debt expense and $4.4 million higher operating costs at our customer service centers; offset by a $3.1 million decrease in employee compensation and benefit costs driven primarily by lower profitability impacting variable compensation plans.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	June 25, 2005	June 26, 2004	Decrease	Percent Decrease
General and administrative expenses	$11,804	$12,122	$(318)	(2.6%)
As a percent of total revenues	3.6%	4.3%

All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.

General and administrative expenses of $11.8 million for the three months ended June 25, 2005 were $0.3 million, or 2.6%, lower compared to $12.1 million during third quarter of fiscal 2004. The decrease was primarily attributable to $1.4 million lower transition costs associated with the Agway Acquisition offset to an extent by higher professional service fees attributable primarily to our preparation for compliance with the requirements of the Sarbanes-Oxley Act of 2002.

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

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	June 25, 2005	June 26, 2004	Increase	Percent Increase
Depreciation and amortization	$ 9,196	$ 9,177	$19	0.2%
As a percent of total revenues	2.8%	3.3%

Depreciation and amortization expense for the three months ended June 25, 2005 was comparable to the prior year quarter, with both periods reporting a full quarter of expense associated with the depreciation and amortization of tangible and intangible assets acquired in the Agway Acquisition.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	June 25, 2005	June 26, 2004	Decrease	Percent Decrease
Interest expense, net	$9,943	$10,547	$(604)	(5.7%)
As a percent of total revenues	3.0%	3.8%

Net interest expense decreased $0.6 million, or 5.7%, to $9.9 million for the three months ended June 25, 2005, compared to $10.5 million in the prior year quarter. The decrease results primarily from lower interest rates on our outstanding debt obligations achieved through our March 31, 2005 debt refinancing.

Discontinued Operations.    As part of our overall business strategy, we continually monitor and evaluate our existing operations to identify opportunities that will allow us to optimize our return on assets employed by selectively consolidating or divesting operations in slower growing or non-strategic markets. In line with that strategy, we sold a customer service center in Virginia during the third quarter of fiscal 2004 for total cash proceeds of approximately $0.8 million. We recorded a gain on sale of approximately $0.6 million, which has been accounted for within discontinued operations pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Additionally, discontinued operations for the three months ended June 26, 2004 includes $0.6 million related to losses generated from the customer service centers discontinued in the prior year.

Net Loss and EBITDA.    Net loss for the three months ended June 25, 2005 was negatively impacted by a one-time charge of $36.2 million recorded to reflect the loss on debt extinguishment associated with the prepayment premium of $32.0 million and the write-off of $4.2 million of unamortized bond issuance costs associated with the March 31, 2005 debt refinancing. EBITDA and net income for the third quarter of fiscal 2004 were negatively impacted by non-cash charges of (i) $3.2 million attributable to the impairment of goodwill related to a small business acquired in 1999; and, (ii) $0.7 million included within cost of products sold relating to purchase accounting for the Agway Acquisition. Net loss of $59.9 million for the three months ended June 25, 2005 widened by $35.6 million, or 146.5%, compared to a net loss of $24.3 million in the prior year quarter primarily as a result of the one-time charge for the loss on debt extinguishment. EBITDA amounted to a loss of $4.4 million for the three months ended June 25, 2005 compared to a loss of $4.9 million for the prior year quarter.

EBITDA represents net income before deducting interest expense, loss on debt extinguishment, income taxes, depreciation and amortization. Our management uses EBITDA as a measure of liquidity and we are including it because we believe that it provides our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. Moreover, our Revolving Credit Agreement requires us to use EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA is not a recognized term under GAAP and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with GAAP. Because EBITDA as determined by us excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies. The following table sets forth (i) our calculation of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities:

(Dollars in thousands)	Three Months Ended
	June 25, 2005	June 26, 2004
Net loss	$(59,912)	$(24,337)
Add:
Provision (benefit) for income taxes	138	(283)
Loss on debt extinguishment	36,242	—
Interest expense, net	9,943	10,547
Depreciation and amortization	9,196	9,177
EBITDA	(4,393)	(4,896)
Add (subtract):
(Provision) benefit for income taxes	(138)	283
Loss on debt extinguishment	(36,242)	—
Interest expense, net	(9,943)	(10,547)
(Gain) loss on disposal of property, plant and equipment, net	(821)	8
Gain on sale of customer service centers	—	(619)
Changes in working capital and other assets and liabilities	95,920	93,673
Net cash provided by (used in)
Operating activities	$44,383	$77,902
Investing activities	$(6,182)	$(4,464)
Financing activities	$(43,895)	$(19,093)

Nine Months Ended June 25, 2005 Compared to Nine Months Ended June 26, 2004

Revenues

(Dollars in thousands)	Nine Months Ended
	June 25, 2005	June 26, 2004	Increase	Percent Increase
Revenues
Propane	$814,275	$712,415	$101,860	14.3%
Fuel oil and refined fuels	352,708	219,619	133,089	60.6%
Natural gas and electricity	81,931	54,974	26,957	49.0%
HVAC	82,001	68,992	13,009	18.9%
All other	7,680	6,590	1,090	16.5%
Total revenues	$1,338,595	$1,062,590	$276,005	26.0%

Total revenues increased $276.0 million, or 26.0%, to $1,338.6 million for the nine months ended June 25, 2005, compared to $1,062.6 million for the nine months ended June 26, 2004 as a result of the addition of Agway Energy for the full nine months during fiscal 2005 compared to only six months during fiscal 2004 (the date of the Agway Acquisition was December 23, 2003), offset to an extent by the net result of high commodity prices and lower volumes during the second and third quarters of fiscal 2005 compared to the prior year second and third quarters.

Revenues from the distribution of propane and related activities of $814.3 million during the first nine months of fiscal 2005 increased $101.9 million, or 14.3%, compared to $712.4 million in the comparable period of the prior year due to the impact of higher average selling prices in line with significantly higher product costs, offset to an extent by the impact of lower volumes as a result of warmer than normal average temperatures in our service territories. As reported by the National Oceanic and Atmospheric Administration, average temperatures in our service territories for the six-month peak heating season from October through March were 5% warmer than normal compared to 3% warmer than normal in the prior year period, with significantly warmer weather experienced during January and February 2005 (the most critical months of the heating season). Retail propane gallons sold during the first nine months of fiscal 2005 decreased 12.5 million gallons, or 2.8%, to 438.9 million gallons from 451.4 million gallons in the prior year period. Average propane selling prices increased approximately 17% as a result of sustained higher commodity prices for propane. The average posted price of propane during the first nine months of fiscal 2005 increased approximately 29% compared to the average posted prices in the prior year period. Additionally, included within the propane segment are revenues from wholesale and risk management activities of $25.4 million for the nine months ended June 25, 2005 which decreased $10.0 million compared to the prior year period.

Revenues from the distribution of fuel oil and other refined fuels of $352.7 million in the first nine months of fiscal 2005 increased $133.1 million, or 60.6%, from $219.6 million in the prior year period. Sales of fuel oil and other refined fuels amounted to 207.3 million gallons during the first nine months of fiscal 2005 compared to 172.5 million gallons in the prior year period, an increase of 20.2%, attributable to the impact of the Agway Acquisition for a full nine months in fiscal 2005 compared to only six months in fiscal 2004; offset to an extent by the impact on volumes from the warmer than normal average temperatures in the northeast. In addition to the increase in volumes, fuel oil commodity prices experienced unprecedented high levels and extreme volatility during the first nine months of fiscal 2005 impacting average selling prices year-over-year. The average posted price of fuel oil during the first nine months of fiscal 2005 increased approximately 56% compared to the prior year period. As described under cost of products sold below, we were unsuccessful in fully passing along the extreme rise in fuel oil prices as a result of our Ceiling Program, thus impacting profitability in the fuel oil and refined fuels segment.

Additionally, results for the first nine months of fiscal 2005 were favorably impacted by a 49.0% increase in revenues from the marketing of natural gas and electricity in deregulated markets, which increased $27.0 million, to $81.9 million, from $55.0 million in the prior year period. Revenues in our HVAC segment increased 18.9%, to $82.0 million during the first nine months of fiscal 2005, compared to $69.0 million in the prior year period. Increases in both the natural gas and electricity and HVAC segments are attributable to the impact of the Agway Acquisition.

Cost of Products Sold

(Dollars in thousands)	Nine Months Ended
	June 25, 2005	June 26, 2004	Increase	Percent Increase
Cost of products sold
Propane	$454,828	$373,417	$81,411	21.8%
Fuel oil and refined fuels	313,059	169,322	143,737	84.9%
Natural gas and electricity	71,621	48,351	23,270	48.1%
HVAC	32,149	27,588	4,561	16.5%
All other	4,485	3,938	547	13.9%
Total cost of products sold	$876,142	$622,616	$253,526	40.7%
As a percent of total revenues	65.5%	58.6%

Cost of products sold increased $253.5 million to $876.1 million for the nine months ended June 25, 2005, compared to $622.6 million in the prior year period. The increase results from the addition of Agway Energy for a full nine months in fiscal 2005, as well as the impact of significantly higher commodity prices for propane and fuel oil. Higher commodity prices for propane increased cost of products sold by $99.0 million compared to the first nine months of the prior year, partially offset by lower propane volumes which had an impact of $9.3 million. Decreased wholesale and risk management activities, noted above, decreased cost of products sold by $9.1 million compared to the prior year period.

Cost of products sold associated with the fuel oil and refined fuels segment of $313.1 million increased $143.7 million compared the prior year period. Record high fuel oil prices and extreme volatility experienced throughout the first and second quarters of fiscal 2005 persisted throughout the third quarter, with the record high posted price of $1.70 per gallon reported in April 2005. The impact of the unprecedented high commodity prices increased cost of products sold for the nine months ended June 25, 2005 by $78.0 million compared to the prior year period. As described in more detail in the three month comparison above, margin opportunities in our fuel oil and refined fuels segment during the second and third quarters of fiscal 2005 were significantly restricted as a result of our Ceiling Program, coupled with the fact that February, March and April 2005 volumes were not hedged due to significantly higher costs to hedge this program. The Ceiling Program for fiscal 2005 expired at the end of April 2005 and, after an evaluation of the future costs to adequately hedge this program into the fiscal 2006 heating season, we have determined that we will not offer the fuel oil Ceiling Program in the upcoming heating season.

In addition, the increase in revenues attributable to our natural gas and electricity and HVAC segments had a $23.3 million and $4.6 million impact, respectively, on cost of products sold for the nine months ended June 25, 2005 compared to the prior year period.

For the nine months ended June 25, 2005, cost of products sold represented 65.5% of revenues compared to 58.6% in the prior year period. This increase results primarily from the different mix of products sold during fiscal 2005 as a result of the additional product offerings from the Agway Energy operations. Generally, the prices for fuel oil and other refined fuels as a percentage of product revenues tend to be between 20% and 30% higher than propane costs as a percentage of propane revenues. In addition, cost of products sold as a percentage of revenues in our fuel oil and refined fuels segment increased from 77.1% during the first nine months of fiscal 2004 to 88.8% in the first nine months of fiscal 2005 primarily as a result of our inability to pass on fully the unprecedented rise in fuel oil prices, coupled with the increased costs to hedge the Ceiling Program toward the end of the fiscal 2005 heating season, making our hedging strategy cost prohibitive.

Operating Expenses

(Dollars in thousands)	Nine Months Ended
	June 25, 2005	June 26, 2004	Increase	Percent Increase
Operating expenses	$303,627	$264,337	$39,290	14.9%
As a percent of total revenues	22.7%	24.9%

Operating expenses of $303.6 million for the nine months ended June 25, 2005 increased $39.3 million, or 14.9%, compared to $264.3 million in the prior year period. Operating expenses in the first nine months of fiscal 2005 include a $1.9 million unrealized (non-cash) gain representing the net change in fair values of derivative instruments during the period, compared to a $0.5 million unrealized loss in the first nine months of the prior year (see Item 3 in this Quarterly Report for information on our policies regarding the accounting for derivative instruments). In addition to the non-cash impact of changes in the fair value of derivative instruments, the most significant impact on operating expenses was the impact on employee, vehicle and facility costs from the addition of the Agway Energy operations for a full nine months compared to six months in fiscal 2004. Operating expenses in the first nine months of fiscal 2005 increased primarily in the following areas: (i) employee compensation and benefit costs increased $16.4 million as a result of increased field personnel from the addition of the Agway Energy operations; (ii) costs to operate our fleet increased $5.8 million; (iii) operating costs at our customer service centers increased $11.7 million; and, (iv) insurance and medical costs increased $7.4 million.

General and Administrative Expenses

(Dollars in thousands)	Nine Months Ended
	June 25, 2005	June 26, 2004	Decrease	Percent Decrease
General and administrative expenses	$34,979	$40,016	$(5,037)	(12.6%)
As a percent of total revenues	2.6%	3.8%

General and administrative expenses of $35.0 million for the nine months ended June 25, 2005 were $5.0 million, or 12.6%, lower compared to $40.0 million during the first nine months of fiscal 2004. The decrease was primarily attributable to lower employee compensation and benefit costs attributable to lower variable compensation and slightly lower headcount in support functions, offset to an extent by higher professional service fees. In addition, fiscal 2004 included increased costs associated with efforts to acquire Agway Energy, as well as incremental costs for integration activities.

Restructuring Costs.    During the first nine months of fiscal 2005, we incurred restructuring costs of $0.6 million included within operating expenses, primarily severance and other exit costs, as a result of revisions to estimates of exit activities that started during fiscal 2004. As discussed in more detail in the three month comparison above, during the prior year nine months ended June 26, 2004, we recorded a $2.4 million restructuring charge associated with employee termination and other benefit costs incurred as a result of actions taken during the second and third quarters of fiscal 2004 to integrate certain management and back office functions of Agway Energy.

Impairment of Goodwill.    During the third quarter of fiscal 2004, as a result of continued losses in one of our reporting units acquired in fiscal 1999, we recorded a non-cash charge of $3.2 million related to goodwill impairment.

Depreciation and Amortization

(Dollars in thousands)	Nine Months Ended
	June 25, 2005	June 26, 2004	Increase	Percent Increase
Depreciation and amortization	$27,513	$25,629	$1,884	7.4%
As a percent of total revenues	2.1%	2.4%

Depreciation and amortization expense increased 7.4% to $27.5 million for the nine months ended June 25, 2005, compared to $25.6 million for the prior year period, primarily as a result of the additional depreciation and amortization associated with the acquired tangible and intangible assets from the Agway Acquisition.

Interest Expense, net

(Dollars in thousands)	Nine Months Ended
	June 25, 2005	June 26, 2004	Decrease	Percent Decrease
Interest expense, net	$30,286	$31,028	$(742)	(2.4%)
As a percent of total revenues	2.3%	2.9%

Net interest expense of $30.3 million for the nine months ended June 25, 2005 decreased $0.7 million compared to the prior year period. The decreased interest is due to a reduction in amounts outstanding under our 7.54% senior notes due to repayment of the third annual principal payment of $42.5 million during the fourth quarter of fiscal 2004 using cash on hand and lower interest rates on debt outstanding during the third quarter of fiscal 2005 achieved through our March 31, 2005 debt refinancing; partly offset by the addition of $175.0 million of 6.875% senior notes associated with financing for the Agway Acquisition. Interest expense in the first nine months of fiscal 2004 also included a one-time fee of $1.9 million related to financing commitments for the Agway Acquisition.

Discontinued Operations.    During the first nine months of fiscal 2004, we sold eleven customer service centers in Texas, Oklahoma, Missouri, Kansas and Virginia for total cash proceeds of approximately $24.8 million. We recorded a gain on sale of approximately $14.8 million, which has been accounted for within discontinued operations. In accordance with SFAS 144, the individual captions on the consolidated statements of operations for the nine months ended June 26, 2004 exclude the results from these discontinued operations, as well as certain other operations that were considered held for sale as of June 26, 2004. The net impact on our discontinued operations was not significant for the nine months ended June 26, 2004.

Net Income and EBITDA.    Net income of $30.4 million for the nine months ended June 25, 2005 decreased $57.9 million, or 65.6%, compared to $88.3 million in the prior year period. We reported EBITDA of $124.8 million for the nine months ended June 25, 2005, compared to $144.9 million for the prior year period, a decrease of $20.1 million, or 13.9%. Net income for the first nine months of fiscal 2005, while favorably impacted by the operations of Agway Energy for the full nine months in fiscal 2005, was negatively impacted by: (i) a one-time charge of $36.2 million recorded to reflect the loss on debt extinguishment associated with our previously announced debt refinancing; (ii) unprecedented rises and atypical seasonality in the commodity price environment, particularly in fuel oil; and, (iii) warm weather experienced during the period.

EBITDA and net income for the first nine months of the prior year were favorably impacted by the net result of certain significant items, mainly relating to: (i) a $14.8 million gain from the sale of eleven customer service centers in Texas, Oklahoma, Missouri, Kansas and Virginia considered to be non-strategic; (ii) a non-cash charge of $6.3 million included within cost of products sold within our fuel oil and refined fuels segment relating to the settlement of futures contracts which were marked-to-market under purchase accounting for the Agway Acquisition; (iii) a non-cash charge of $3.2 million attributable to the impairment of goodwill related to a small business acquired in 1999; and, (iv) a $2.4 million restructuring charge related to our initial efforts to integrate certain management and back office functions of Agway Energy. These significant items had a net positive impact of $2.9 million on the prior year EBITDA and net income.

EBITDA represents net income before deducting interest expense, loss on debt extinguishment, income taxes, depreciation and amortization. Our management uses EBITDA as a measure of liquidity and we are including it because we believe that it provides our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. Moreover, our Revolving Credit Agreement requires us to use EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA is not a recognized term under GAAP and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with GAAP. Because EBITDA as determined by us excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies. The following table sets forth (i) our calculation of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities:

(Dollars in thousands)	Nine Months Ended
	June 25, 2005	June 26, 2004
Net income	$30,446	$88,314
Add:
Provision (benefit) for income taxes	336	(117)
Loss on debt extinguishment	36,242	—
Interest expense, net	30,286	31,028
Depreciation and amortization	27,513	25,629
EBITDA	124,823	144,854
Add (subtract):
(Provision) benefit for income taxes	(336)	117
Loss on debt extinguishment	(36,242)	—
Interest expense, net	(30,286)	(31,028)
Gain on disposal of property, plant and equipment, net	(1,888)	(153)
Gain on sale of customer service centers	(976)	(14,824)
Changes in working capital and other assets and liabilities	(32,808)	2,270
Net cash provided by (used in)
Operating activities	$22,287	$101,236
Investing activities	$(19,126)	$(204,104)
Financing activities	$(45,434)	$202,874

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities.    Due to the seasonal nature of the propane and fuel oil businesses, cash flows from operating activities are greater during the winter and spring seasons, our second and third fiscal quarters, as customers pay for products purchased during the heating season. For the nine months ended June 25, 2005, net cash provided by operating activities was $22.3 million compared to net cash provided by operating activities of $101.2 million for the first nine months of the prior year. The $78.9 million decrease in operating cash flows was attributable to a $77.1 million increased investment in working capital in comparison to the first nine months of the prior year, particularly in increased accounts receivable balances as a result of the significant rise in commodity prices, coupled with $10.0 million lower income, after adjusting for non-cash items in both periods (depreciation, amortization and gains on disposal of assets and customer service centers); offset to an extent by an increase in other long-term liabilities of $7.7 million. The continued high commodity price environment in both propane and fuel oil has resulted in a significant increase in average selling prices and, in turn, higher receivable balances in relation to the prior year, as well as higher average inventory costs.

Investing Activities.    Net cash used in investing activities of $19.1 million for the nine months ended June 25, 2005 consists of capital expenditures of $23.1 million (including $7.8 million for maintenance expenditures and $15.3 million to support the growth of operations), partially offset by the net proceeds from the sale of property, plant and equipment of $4.0 million. Net cash used in investing activities of $204.1 million for the nine months ended June 26, 2004 consisted of the net impact of the total cost of the Agway Acquisition of approximately $211.2 million, offset to an extent by net proceeds from the sale of customer service centers during fiscal 2004 of $24.8 million and net proceeds of $0.8 million from the sale of property, plant and equipment. Additionally, capital expenditures amounted to $18.5 million (including $4.4 million for maintenance expenditures and $14.1 million to support the growth of operations) for the nine months ended June 26, 2004.

Financing Activities.    Net cash used in financing activities for the nine months ended June 25, 2005 of $45.4 million reflects the impact of the March 31, 2005 debt refinancing which included the early retirement of $340.0 million of private placement senior notes and a related prepayment premium of $32.0 million, offset by net proceeds of $373.0 million, net of a discount, from the issuance of an additional $250.0 million under our existing 6.875% senior notes due 2013 and borrowings of $125.0 million under our new Term Loan (see Summary of Long-Term Debt Obligations and Revolving Credit Lines below). In addition, we had borrowings of $15.3 million under our Revolving Credit Agreement in order to fund increased working capital needs during the heating season, offset by $3.8 million in fees associated with closing of the March 31, 2005 debt refinancing and the Third Amended and Restated Credit Agreement in October 2004. Quarterly distributions to common unitholders and the general partner at a rate $0.6125 per Common Unit for each of the first three quarters of fiscal 2005 amounted to $57.4 million.

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

Summary of Long-Term Debt Obligations and Revolving Credit Lines

On March 31, 2005, we completed a refinancing (the "Refinancing") of our Operating Partnership's $297.5 million outstanding principal amount of 1996 Senior Notes due 2011 and $42.5 million outstanding principal amount of 2002 Senior Notes due 2012 (collectively, the "Redeemed Notes"). Under the Refinancing, we issued $250.0 million of additional notes under the indenture governing our 2003 Senior Notes and received proceeds of approximately $246.9 million, net of a $2.0 million discount on sale and related underwriter fees. In addition, our Operating Partnership entered into an amendment to the Third Amended and Restated Credit Agreement to provide, among other things, for a five-year $125.0 million Term Loan. The total net proceeds of approximately $371.9 million from the issuance of additional senior notes under the indenture governing the 2003 Senior Notes and from the $125.0 million of borrowings under the Term Loan, together with cash of approximately $7.3 million, were used to prepay the Redeemed Notes, including a prepayment premium of approximately $32.0 million and interest accrued on the Redeemed Notes of approximately $6.4 million from the last interest payment date through the date of redemption.

The Redeemed Notes required an annual principal repayment of $42.5 million through 2012. The Refinancing replaces the annual cash requirement for principal amortization with the $125.0 million five-year Term Loan due 2010 and the $250.0 million of additional 2003 Senior Notes due 2013, significantly extending our debt maturities and eliminating refinancing risk associated with the amortization of the Redeemed Notes. The Refinancing is expected to reduce our annual interest expense for at least the next five years. We recorded a one-time charge of $36.2 million for the three and nine months ended June 25, 2005 as a result of the Refinancing to reflect the loss on debt extinguishment associated with the prepayment premium and the write-off of $4.2 million of unamortized bond issuance costs associated with the Redeemed Notes.

On October 20, 2004, our Operating Partnership executed the Third Amended and Restated Credit Agreement (the "Revolving Credit Agreement"), which replaced the Second Amended and Restated Credit Agreement then due to expire in May 2006. The Revolving Credit Agreement expires on October 20, 2008 and provides available credit of $150.0 million in the form of a $75.0 million revolving working capital facility, of which $15.0 million may be used to issue letters of credit, and a separate $75.0 million letter of credit facility. Borrowings under the Revolving Credit Agreement bear interest at a rate based upon either LIBOR or Wachovia National Bank's prime rate, plus, in each case, the applicable margin; or the Federal Funds rate plus 1/2 of 1%. An annual facility fee ranging from 0.375% to 0.50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. These fees and the other terms of the Revolving Credit Agreement are substantially the same as the terms under the Second Amended and Restated Credit Agreement, which provided a $75.0 million working capital facility and a $25.0 million acquisition facility. In connection with the Third Amended and Restated Credit Agreement, our leverage ratio was reduced from 5.0 to 1 to a requirement to maintain a ratio of less than 4.5 to 1. As of June 25, 2005, there was $15.3 million outstanding under the working capital facility of the Revolving Credit Agreement that was used to fund working capital requirements.

As a result of the Refinancing, we eliminated the requirement to maintain a leverage ratio and an interest coverage ratio associated with the Redeemed Notes without adding a comparable financial covenant under the 2003 Senior Notes. Additionally, as a result of the amendment to the Third Amended and Restated Credit Agreement, our Operating Partnership's leverage ratio was reduced from 4.5 to 1 to a requirement to maintain a ratio of less than 4.0 to 1 and the interest coverage ratio was amended to require maintenance of a ratio of greater than 2.5 to 1 on a consolidated basis. The Revolving Credit Agreement and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to our Operating Partnership and us, respectively; including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. We were in compliance with all covenants and terms of all of our debt agreements as of June 25, 2005 and June 26, 2004.

We are currently in discussions with our bank group to amend the Revolving Credit Agreement again, among other things, to extend the maturity date of the agreement to March 31, 2010 to coincide with the maturity of the Term Loan, to increase the available borrowing capacity from $150.0 million to $175.0 million and to eliminate the distinction of separate working capital and letter of credit facilities. The increase in borrowing capacity will provide us with additional financial flexibility to meet our growth strategies, particularly with the continued high commodity price environment. All other terms and conditions under the Revolving Credit Agreement are expected to remain the same and we expect to finalize the amendment by the end of fiscal 2005.

Partnership Distributions

We will make distributions in an amount equal to all of our Available Cash, as defined in the Second Amended and Restated Partnership Agreement, approximately 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. The Board of Supervisors reviews the level of Available Cash on a quarterly basis based upon information provided by management. On July 19, 2005, we declared a quarterly distribution of $0.6125 per Common Unit, or $2.45 on an annualized basis, in respect of the third quarter of fiscal 2005 payable on August 9, 2005 to holders of record on August 2, 2005.

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

Debt Obligations and Other Commitments

Short-term and long-term debt obligations and future minimum rental commitments under noncancelable operating lease agreements are due as follows:

(Dollars in thousands)	Remainder				Fiscal
	of Fiscal	Fiscal	Fiscal	Fiscal	2009 and
	2005	2006	2007	2008	thereafter	Total
Short-term and long-term debt	$15,250	$475	$—	$—	$548,011	$563,736
Operating leases	6,284	19,763	14,694	9,068	11,500	61,309
Total debt obligations and lease commitments	$21,534	$20,238	$14,694	$9,068	$559,511	$625,045

We have a noncontributory, cash balance format, defined benefit pension plan for eligible participants in existence on January 1, 2000, which was frozen to new participants effective January 1, 2003. At June 25, 2005, we had accrued pension obligations of $39.8 million. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000. At June 25, 2005, we had accrued retiree health and life benefits of $33.8 million. We are self-insured for general, product, workers' compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At June 25, 2005, we had accrued insurance liabilities of $42.8 million. Additionally, we have standby letters of credit in the aggregate amount of $53.0 million, in support of our casualty insurance coverage and certain lease obligations, which expire periodically through April 15, 2006.

We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2012. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the difference. Although the equipment's fair value at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $18.7 million. Of this amount, the fair value of residual value guarantees for operating leases entered into after December 31, 2002 was $6.3 million and $3.7 million as of June 25, 2005 and September 25, 2004, respectively, which is reflected in other liabilities, with a corresponding amount included within other assets, in the accompanying condensed consolidated balance sheets.

Recently Issued Accounting Standards

In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies the term conditional asset retirement obligation as a legal obligation to retire an asset when the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also requires an entity to recognize a liability for the fair value of the conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective beginning with our fiscal year ended September 30, 2006. We are currently evaluating the provisions of FIN 47 and currently believe that adoption will not have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued a revised SFAS No. 123, "Share-Based Payment" ("SFAS 123R"). SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123R eliminates the alternative of using the APB Opinion No. 25 intrinsic value method of accounting that was provided for in SFAS No. 123 as originally issued and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. SFAS 123R is effective beginning with our fiscal year ended September 30, 2006. We have historically recognized unearned compensation associated with awards of equity instruments ratably to expense over the vesting period. Accordingly, adoption of SFAS 123R will not have a material impact on our consolidated financial position, results of operation or cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 amends APB Opinion No. 29 ("APB 29") which required that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, our quarter ended September 24, 2005. We will evaluate the impact of SFAS 153 on future nonmonetary exchanges, if any, and believe that application of SFAS 153 will not have a material effect on our financial position, results of operations or cash flows.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements ("Forward-Looking Statements") as defined in the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, relating to future business expectations and predictions and financial condition and results of operations of the Partnership. Some of these statements can be identified by the use of forward-looking terminology such as "prospects," "outlook," "believes," "estimates," "intends," "may," "will," "should," "anticipates," "expects" or "plans" or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements (statements contained in this Quarterly Report identifying such risks and uncertainties are referred to as "Cautionary Statements"). The risks and uncertainties and their impact on the Partnership's results include, but are not limited to, the following risks:

•	The impact of weather conditions on the demand for propane, fuel oil and other refined fuels, natural gas and electricity;

•	Fluctuations in the unit cost of propane, fuel oil and other refined fuels and natural gas;

•	The ability of the Partnership to compete with other suppliers of propane, fuel oil and other energy sources;

•	The impact on propane, fuel oil and other refined fuel prices and supply of the political, military and economic instability of the oil producing nations, global terrorism and other general economic conditions;

•	The ability of the Partnership to continue to realize, or to realize fully within the expected time frame, the expected cost savings and synergies from the Agway Acquisition;

•	The ability of the Partnership to acquire and maintain reliable transportation for its propane, fuel oil and other refined fuels;

•	The ability of the Partnership to retain customers;

•	The impact of energy efficiency and technology advances on the demand for propane and fuel oil;

•	The ability of management to continue to control expenses;

•	The impact of changes in applicable statutes and government regulations, or their interpretations, including those relating to the environment and global warming and other regulatory developments on the Partnership's business;

•	The impact of legal proceedings on the Partnership's business;

•	The Partnership's ability to implement its expansion strategy into new business lines and sectors; and

•	The Partnership's ability to integrate acquired businesses successfully.

Some of these Forward-Looking Statements are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report. On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings with the SEC, press releases or oral statements made by or with the approval of one of the Partnership's authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking Statements, which reflect management's opinions only as of the date made. The Partnership undertakes no obligation to update any Forward-Looking Statement or Cautionary Statement. All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 25, 2005, we were a party to exchange-traded futures and option contracts, forward contracts and in certain instances, over-the-counter options (collectively "derivative instruments") to manage the price risk associated with future purchases of the commodities used in our operations, principally propane and fuel oil. Futures and forward contracts require that we sell or acquire propane or fuel oil at a fixed price at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane or fuel oil at a specified price during a specified time period; the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of the product to the respective party or are settled by the payment of a net amount equal to the difference between the then current price and the fixed contract price. The contracts are entered into in anticipation of market movements and to manage and hedge exposure to fluctuating prices of propane and fuel oil, as well as to help ensure the availability of product during periods of high demand. During fiscal 2004 and 2005, approximately 60% of our fuel oil volumes were sold to individual customers under the Ceiling Program which are agreements pre-establishing a fixed or maximum price per gallon over a twelve-month period. The fixed or maximum price at which fuel oil is sold to these price plan customers is generally adjusted annually based on current market conditions prior to the start of the heating season. We entered into derivative instruments in the form of futures and options traded on the NYMEX typically covering a significant portion of the fuel oil we expected to sell to customers under fixed price programs or Ceiling Programs in an effort to protect margins under these programs, although we evaluated the cost of this protection prior to entering into the derivative instruments. After an evaluation of the future costs to adequately hedge the Ceiling Program in today's volatile price environment, particularly for fuel oil, we have determined that we will not offer the Ceiling Program for the upcoming heating season.

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

Interest Rate Risk

A portion of our long-term borrowings bear interest at a variable rate based upon either LIBOR or Wachovia National Bank's prime rate, plus an applicable margin depending on the level of our total leverage. Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. On March 31, 2005, we entered into a $125,000 interest rate swap contract in conjunction with the new Term Loan facility under the Revolving Credit Agreement. The interest rate swap is being accounted for under SFAS 133 and has been designated as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized in other comprehensive income until the hedged item is recognized in earnings. At June 25, 2005, the fair value of the interest rate swap was $3.1 million and is included within other liabilities.

Derivative Instruments and Hedging Activities

We account for derivative instruments in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137, 138 and 149 ("SFAS 133"). All derivative instruments are reported on the balance sheet, within other current assets or other current liabilities, at their fair values. Fair values for forward contracts and futures are derived from quoted market prices for similar instruments traded on the NYMEX. On the date that futures, forward and option contracts are entered into, we make a determination as to whether the derivative instrument qualifies for designation as a hedge. Changes in the fair value of derivative instruments are recorded each period in current period earnings or other comprehensive income (loss) ("OCI"), depending on whether a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivative instruments designated as cash flow hedges, we formally assess, both at the hedge contract's inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in OCI to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in operating expenses immediately.

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

At June 25, 2005, the fair value of derivative instruments described above resulted in derivative assets (unrealized gains) of $0.9 million included within prepaid expenses and other current assets and derivative liabilities (unrealized losses) of $3.5 million included within other current liabilities. For the three months ended June 25, 2005, operating expenses include unrealized (non-cash) gains in the amount of $2.3 million compared to unrealized losses in the amount of $0.8 million for the three months ended June 26, 2004 attributable to the change in the fair value of derivative instruments not designated as hedges. Operating expenses include unrealized gains in the amount of $1.9 million for the nine months ended June 25, 2005 and unrealized losses in the amount of $0.5 million for the nine months ended June 26, 2004 attributable to the change in fair value of derivative instruments not designated as hedges. At June 25, 2005, unrealized gains on derivative instruments designated as cash flow hedges in the amount of $0.1 million were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities market, the corresponding value in OCI is subject to change prior to its impact on earnings.

Sensitivity Analysis

In an effort to estimate our exposure to unfavorable market price changes in propane or fuel oil, a sensitivity analysis of open positions as of June 25, 2005 was performed. Based on this analysis, a hypothetical 10% adverse change in market prices for each of the future months for which a future, forward and/or option contract exists indicates either a reduction in potential future gains or potential losses in future earnings of $3.1 million and $2.9 million as of June 25, 2005 and June 26, 2004, respectively. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 25, 2004.

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

On August 1, 2005, before filing this Quarterly Report, the Partnership completed an evaluation under the supervision and with participation of the Partnership's management, including the Partnership's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of June 25, 2005. Based on this evaluation, the Partnership's principal executive officer and principal financial officer have concluded that as of June 25, 2005, such disclosure controls and procedures were effective at the reasonable assurance level.

(b) There have not been any changes in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 25, 2005 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

PART II

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Suburban Propane Partners, L.P.

August 4, 2005
Date

/s/ ROBERT M. PLANTE Robert M. Plante Vice President and Chief Financial Officer

August 4, 2005
Date

/s/ MICHAEL A. STIVALA Michael A. Stivala Controller and Chief Accounting Officer