Form 10-K
period 2005-09-24
SUBURBAN PROPANE PARTNERS LP
filed 2005-12-05
CIK 1005210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended September 24, 2005

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
including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes [X]         No [    ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.     Yes [    ]         No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [    ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes [X]         No [    ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes [    ]         No [X]

The aggregate market value as of March 25, 2005 of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($34.31 per unit), was approximately $1,038,846,000.

Documents Incorporated by Reference:    Portions of Part III from the Proxy Statement to be filed in connection with the registrant’s 2006 tri-annual meeting.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements (‘‘Forward-Looking Statements’’) as defined in the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, relating to future business expectations and predictions and financial condition and results of operations of Suburban Propane Partners, L.P. (the ‘‘Partnership’’). Some of these statements can be identified by the use of forward-looking terminology such as ‘‘prospects,’’ ‘‘outlook,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘intends,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘anticipates,’’ ‘‘expects’’ or ‘‘plans’’ or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements (statements contained in this Annual Report identifying such risks and uncertainties are referred to as ‘‘Cautionary Statements’’). The risks and uncertainties and their impact on the Partnership’s results include, but are not limited to, the following risks:

•	The impact of weather conditions on the demand for propane, fuel oil and other refined fuels, natural gas and electricity;

•	Fluctuations in the unit cost of propane, fuel oil and other refined fuels and natural gas, and the impact of price increases on customer conservation;

•	The ability of the Partnership to compete with other suppliers of propane, fuel oil and other energy sources;

•	The impact on the price and supply of propane, fuel oil and other refined fuels from the political, military or economic instability of the oil producing nations, global terrorism and other general economic conditions;

•	The ability of the Partnership to continue to realize, or to realize fully, within the expected timeframe, the expected cost savings and synergies from the Agway Acquisition (as defined below);

•	The ability of the Partnership to acquire and maintain reliable transportation for its propane, fuel oil and other refined fuels;

•	The ability of the Partnership to retain customers;

•	The impact of energy efficiency and technology advances on the demand for propane and fuel oil;

•	The ability of management to continue to control expenses, including the results of our recent field realignment initiative;

•	The impact of changes in applicable statutes and government regulations, or their interpretations, including those relating to the environment and global warming and other regulatory developments on the Partnership’s business;

•	The impact of legal proceedings on the Partnership’s business;

•	The Partnership’s ability to implement its expansion strategy into new business lines and sectors; and

•	The Partnership’s ability to integrate acquired businesses successfully.

Some of these Forward-Looking Statements are discussed in more detail in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ in this Annual Report. On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings with the Securities and Exchange Commission (‘‘SEC’’), press releases or oral statements made by or with the approval of one of the Partnership’s authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking Statements, which reflect management’s view only as of the date made. The Partnership undertakes no obligation to update any Forward-Looking Statement or Cautionary Statement. All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Annual Report and in future SEC reports.

PART I

ITEM 1. BUSINESS

Development of Business

Suburban Propane Partners, L.P. (the ‘‘Partnership’’), a publicly traded Delaware limited partnership, is a nationwide marketer and distributor of a diverse array of products to meet the energy needs of our customers. We specialize in propane, fuel oil and other refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. To complement our core marketing and distribution operations, we install and service a variety of home comfort equipment, particularly in the areas of heating, ventilation and air conditioning (‘‘HVAC’’). We believe, based on LP/Gas Magazine dated February 2005, that we are the third largest retail marketer of propane in the United States, measured by retail gallons sold in the year 2004. As of September 24, 2005, we were serving the energy needs of more than 1,000,000 active residential, commercial, industrial and agricultural customers through approximately 370 customer service centers in 30 states located primarily in the east and west coast regions of the United States. We sold approximately 516.0 million gallons of propane to retail customers and 244.5 million gallons of fuel oil and other refined fuels during the year ended September 24, 2005. Together with our predecessor companies, we have been continuously engaged in the retail propane business since 1928.

We conduct our business principally through Suburban Propane, L.P., a Delaware limited partnership, which operates our propane business and assets (the ‘‘Operating Partnership’’), and its direct and indirect subsidiaries. Our general partner is Suburban Energy Services Group LLC (the ‘‘General Partner’’), a Delaware limited liability company majority-owned by members of our senior management. The General Partner owns a combined 1.54% general partner interest in the Partnership and the Operating Partnership and the Partnership owns all of the limited partnership interests in the Operating Partnership.

Subsidiaries of the Operating Partnership include Suburban Sales and Service, Inc. (the ‘‘Service Company’’), which conducts a portion of the Partnership’s service work and appliance and parts businesses. Additionally, on January 5, 2001, Suburban Holdings, Inc., a subsidiary of the Operating Partnership, was formed to hold the stock of Gas Connection, Inc. (d/b/a HomeTown Hearth & Grill), Suburban @ Home, Inc. and Suburban Franchising, Inc. HomeTown Hearth & Grill sells and installs natural gas and propane gas grills, fireplaces and related accessories and supplies through thirteen retail stores in the south, northeast and northwest regions as of September 24, 2005. Suburban @ Home sells, installs, services and repairs a full range of HVAC products. Suburban Franchising creates and develops propane related franchising business opportunities.

On December 23, 2003, we acquired substantially all of the assets and operations of Agway Energy Products, LLC, Agway Energy Services, Inc. and Agway Energy Services PA, Inc. (collectively referred to as ‘‘Agway Energy’’) pursuant to an asset purchase agreement dated November 10, 2003 (the ‘‘Agway Acquisition’’). Agway Energy was a leading regional marketer of propane, fuel oil, gasoline and diesel fuel primarily in New York, Pennsylvania, New Jersey and Vermont, as well as a marketer of natural gas and electricity in New York and Pennsylvania. With the Agway Acquisition, we transformed our business from a marketer of a single fuel into one that provides multiple energy solutions, with expansion into the marketing and distribution of fuel oil and other refined fuels, as well as the marketing of natural gas and electricity. The total cost of the Agway Acquisition, including the purchase price of $205.0 million (net of a working capital adjustment paid to the Partnership of $1.0 million), $2.7 million for non-compete agreements with certain members of the management of Agway Energy and $3.5 million in transaction related costs, was approximately $211.2 million.

On November 21, 2003, Suburban Heating Oil Partners, LLC, a subsidiary of HomeTown Hearth & Grill, was formed to acquire and operate the fuel oil and other refined fuels and HVAC businesses and assets of Agway Energy. In addition, Agway Energy Services, LLC, also a subsidiary of HomeTown Hearth & Grill, was formed to acquire and operate the natural gas and electricity marketing business of Agway Energy.

Suburban Energy Finance Corporation, a direct wholly-owned subsidiary of the Partnership, was formed on November 26, 2003 to serve as co-issuer, jointly and severally with the Partnership, of the

Partnership’s unsecured 6.875% senior notes due December 2013, a portion of which was used to finance the Agway Acquisition. Suburban Energy Finance Corporation has nominal assets and conducts no business operations.

In this Annual Report, unless otherwise indicated, the terms ‘‘Partnership,’’ ‘‘we,’’ ‘‘us,’’ and ‘‘our’’ are used to refer to Suburban Propane Partners, L.P. or to Suburban Propane Partners, L.P. and its consolidated subsidiaries, including the Operating Partnership. The Partnership, the Operating Partnership and the Service Company commenced operations in March 1996 in connection with the Partnership’s initial public offering of Common Units.

We currently file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K with the Securities and Exchange Commission (‘‘SEC’’). You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N. W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Any information filed by us is also available on the SEC’s EDGAR database at www.sec.gov.

Upon written request or through a link from our website at www.suburbanpropane.com, we will provide, without charge, copies of our Annual Report on Form 10-K for the fiscal year ended September 24, 2005, each of the Quarterly Reports on Form 10-Q, current reports filed or furnished on Form 8-K and all amendments to such reports as soon as is reasonably practicable after such reports are electronically filed with or furnished to the SEC. Requests should be directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.

Our Strategy

Our business strategy is to deliver increasing value to our unitholders through initiatives, both internal and external, that are geared toward achieving sustainable profitable growth and increased quarterly distributions. The following are key elements of our strategy:

Internal Focus on Growth, Customer Service and Improving Operating Efficiency. We focus internally on improving the efficiency of our existing operations, managing our cost structure, expanding our customer base and increasing customer retention through enhanced customer service. Through investments in our technology infrastructure, we continue to seek to improve operating efficiencies, particularly in the areas of routing, forecasting customer usage, inventory control and customer tracking. During fiscal 2005, we took additional steps to more fully integrate our operations in the northeast to achieve the synergies anticipated from the Agway Acquisition. Additionally, during the fourth quarter of fiscal 2005 we initiated plans to consolidate and realign our field operations and management, including consolidating regions from nineteen to ten and streamlining our operating footprint within the ten regions. These initiatives are expected to generate further efficiencies and cost saving opportunities at the field operating level.

Additionally, we set clear objectives to focus our employees on seeking new customers and retaining existing customers by providing world-class customer service. We believe that customer satisfaction is a critical factor in the growth and success of our operations. ‘‘Our Business is Customer Satisfaction’’ is one of our core operating philosophies. We measure and reward our customer service centers based on a combination of profitability of the individual customers service center, net customer growth and asset utilization measures.

Selective Acquisitions of Complementary Businesses or Assets. Externally, we seek to extend our presence or diversify our product offerings through selective acquisitions. Our acquisition strategy is to focus on businesses with a relatively steady cash flow that will either extend our presence in strategically attractive markets, complement our existing business segments or provide an opportunity to diversify our operations with other energy-related assets. While we are active in this area, we are also very patient and deliberate in evaluating acquisition candidates. During the first quarter of fiscal 2004, we completed the Agway Acquisition, which significantly enhanced our position in the northeast propane market and diversified our product offerings to include the marketing and distribution of fuel oil and other refined fuels, as well as the marketing of natural gas and electricity. In addition, the Agway Acquisition brought us many skilled and experienced service personnel for our HVAC segment.

Selective Disposition of Non-Strategic Assets. We continuously evaluate our existing facilities to identify opportunities to optimize our return on assets by selectively divesting operations in slower growing markets, generating proceeds that can be reinvested in markets that present greater opportunities for growth. Our objective is to fully exploit the growth and profit potential of all of our assets.

Business Segments

Our principal operations are managed and evaluated in five business segments: Propane, Fuel Oil and Other Refined Fuels, Natural Gas & Electricity, HVAC and All Other. These business segments are described below. See Note 18 to the Consolidated Financial Statements included in this Annual Report for financial information about our business segments.

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

Product Distribution and Marketing

We distribute propane through a nationwide retail distribution network consisting of approximately 370 customer service centers in 30 states as of September 24, 2005. Our operations are concentrated in the east and west coast regions of the United States. In fiscal 2005, we serviced approximately 830,000 active propane customers. Typically, customer service centers are located in suburban and rural areas where natural gas is not readily available. Generally, these customer service centers consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. Most of our residential customers receive their propane supply through an automatic delivery system that eliminates the customer’s need to make an affirmative purchase decision. From our customer service centers, we also sell, install and service equipment related to our propane distribution business, including heating and cooking appliances, hearth products and supplies and, at some locations, propane fuel systems for motor vehicles.

We sell propane primarily to six customer markets: residential, commercial, industrial (including engine fuel), agricultural, other retail users and wholesale. Approximately 92% of the propane gallons sold by us in fiscal 2005 were to retail customers: 44% to residential customers, 31% to commercial customers, 9% to industrial customers, 6% to agricultural customers and 10% to other retail users. The balance of approximately 8% of the propane gallons sold by us in fiscal 2005 was for risk management activities and wholesale customers. Sales to residential customers in fiscal 2005 accounted for approximately 61% of our margins on retail propane sales, reflecting the higher-margin nature of the residential market. No single customer accounted for 10% or more of our propane revenues during fiscal 2005.

Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from bobtail trucks, which have capacities ranging from 2,125 gallons to 2,975 gallons of propane, into a stationary storage tank on the customer’s premises. The capacity of these storage tanks ranges from approximately 100 gallons to approximately 1,200 gallons, with a typical tank having a capacity of 300 to 400 gallons. As is common in the propane industry, we own a significant portion of the storage tanks located on our customer’s premises. We also deliver propane to retail customers in portable cylinders, which typically have a capacity of 5 to 35 gallons. When these cylinders are delivered to customers, empty cylinders are refilled in place or transported for replenishment at our distribution locations. We also deliver propane to certain other bulk end users in larger trucks known as transports, which have an average capacity of approximately 9,000 gallons. End users receiving transport deliveries include industrial customers, large-scale heating accounts, such as local gas utilities that use propane as a supplemental fuel to meet peak load delivery requirements, and large agricultural accounts that use propane for crop drying.

In our wholesale operations, we principally sell propane to large industrial end users and other propane distributors. The wholesale market includes customers who use propane to fire furnaces, as a cutting gas and in other process applications.  Due to the low margin nature of the wholesale market as compared to the retail market, we have reduced our emphasis on wholesale marketing over the last several years.

Supply

Our propane supply is purchased from approximately 71 oil companies and natural gas processors at approximately 125 supply points located in the United States and Canada. We make purchases primarily under one-year agreements that are subject to annual renewal, and also purchase propane on the spot market. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on prevailing market prices. Some of these agreements provide maximum and minimum seasonal purchase guidelines. Propane is generally transported from refineries, pipeline terminals, storage facilities (including our storage facilities in Elk Grove, California and Tirzah, South Carolina) and coastal terminals to our customer service centers by a combination of common carriers, owner-operators and railroad tank cars. See Item 2 of this Annual Report.

Historically, supplies of propane have been readily available from our supply sources. Although we make no assurance regarding the availability of supplies of propane in the future, we currently expect to be able to secure adequate supplies during fiscal 2006. During fiscal 2005, Dynegy Liquids Marketing and Trade (‘‘Dynegy’’) and Enterprise Products Operating L.P. (‘‘Enterprise’’) provided approximately 17% and 10%, respectively, of our total domestic propane purchases. Aside from these two suppliers, no single supplier provided more than 10% of our total domestic propane supply during fiscal 2005. The availability of our propane supply is dependent on several factors, including the severity of winter weather and the price and availability of competing fuels, such as natural gas and fuel oil. We believe that if supplies from Dynegy or Enterprise were interrupted, we would be able to secure adequate propane supplies from other sources without a material disruption of our operations. Nevertheless, the cost of acquiring such propane might be higher and, at least on a short-term basis, margins could be affected. Approximately 98% of our total propane purchases were from domestic suppliers in fiscal 2005.

We seek to reduce the effect of propane price volatility on our product costs and to help ensure the availability of propane during periods of short supply. We are currently a party to propane futures transactions on the New York Mercantile Exchange (‘‘NYMEX’’) and to forward and option contracts with various third parties to purchase and sell product at fixed prices in the future. These activities are monitored by our senior management through enforcement of our Hedging and Risk Management Policy. See Item 7A of this Annual Report.

We own and operate large propane storage facilities in California and South Carolina. We also operate smaller storage facilities in other locations and have rights to use storage facilities in additional locations. These storage facilities enable us to buy and store large quantities of propane during periods of low demand and lower prices, which generally occur during the summer months. This practice helps ensure a more secure supply of propane during periods of intense demand or price instability. As of September 24, 2005, the majority of our storage capacity in California and South Carolina was leased to third parties.

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

We also have some relative advantages over suppliers of other energy sources. For example, propane is generally less expensive to use than electricity for space heating, water heating, clothes drying and cooking. Fuel oil has not been a significant competitor due to the current geographical diversity of our operations, and propane and fuel oil are not significant competitors because of the cost of converting from one to the other.

In addition to competing with suppliers of other energy sources, our propane operations compete with other retail propane distributors. The retail propane industry is highly fragmented and competition generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry statistics contained in 2003 Sales of Natural Gas Liquids and Liquefied Refinery Gases, as published by the American Petroleum Institute in February 2005, and LP/Gas Magazine dated February 2005, the ten largest retailers, including us, account for approximately 33% of the total retail sales of propane in the United States, and no single marketer has a greater than 10% share of the total retail propane market in the United States. Most of our customer service centers compete with five or more marketers or distributors. However, each of our customer service centers operates in its own competitive environment because retail marketers tend to locate in close proximity to customers in order to lower the cost of providing service. Our typical customer service center has an effective marketing radius of approximately 50 miles, although in certain rural areas the marketing radius may be extended by a satellite office.

Fuel Oil and Other Refined Fuels

We market and distribute fuel oil, diesel fuel, kerosene and gasoline to approximately 180,000 residential and commercial customers in the northeast region. We commenced operations in this business segment as a result of the Agway Acquisition and, accordingly, our results for fiscal 2004 include this segment from the date of the Agway Acquisition (December 23, 2003). Sales of fuel oil and other refined fuels for fiscal 2005 amounted to 244.5 million gallons. During fiscal 2005, sales of fuel oil to residential customers, principally for home heating, represented 40% of total refined fuel gallons sold. Fuel oil has a more limited use, compared to propane, for space and water heating in residential and commercial buildings.

Approximately 74% of our fuel oil customers receive their fuel oil under an automatic delivery system without the customer having to make an affirmative purchase decision. These deliveries are scheduled through computer technology, based upon each customer’s historical consumption patterns and prevailing weather conditions. Additionally, as is common practice in the industry, we offer our customers a budget payment plan whereby the customer’s estimated annual fuel oil purchases and service contracts are paid for in a series of estimated equal monthly payments over a twelve-month period. During fiscal 2005, approximately 70% of our fuel oil sales were made to individual customers under a fuel oil ceiling program (the ‘‘Ceiling Program’’) which pre-established a maximum price per gallon over a twelve-month period. While our strategy was to enter into derivative instruments in the form of futures and options traded on the NYMEX covering a majority of the fuel oil we expected to sell to customers under the fuel oil Ceiling Program in an effort to protect the margins under the program, we evaluated the costs of such hedge protection and elected not to hedge February through April deliveries under this program. After evaluating the costs to adequately hedge the fuel oil Ceiling Program in the current commodity price environment, we decided to discontinue offering the fuel oil Ceiling Program after the fiscal 2005 heating season.

Deliveries of fuel oil are usually made to customers by means of tankwagon trucks, which have capacities ranging from 2,500 gallons to 3,000 gallons of fuel oil. Fuel oil is pumped from the tankwagon truck into a stationary storage tank that is located on the customer’s premises, which is owned by the customer. The capacity of customer storage tanks ranges from approximately 275 gallons to approximately 1,000 gallons. No single customer accounted for 10% or more of our fuel oil revenues during fiscal 2005.

Supply

We obtain fuel oil and other refined fuels in either pipeline, truckload or tankwagon quantities, and have contracts with certain pipeline and terminal operators for the right to temporarily store fuel oil at more than 14 terminal facilities we do not own. We have arrangements with certain suppliers of fuel oil, which provide open access to fuel oil at specific terminals throughout the northeast. Additionally, a portion of our purchases of fuel oil are made at local wholesale terminal racks. In most cases, the supply contracts do not establish the price of fuel oil in advance; rather, prices are typically established based upon market prices at the time of delivery plus or minus a differential to market for transportation and volume discounts. We purchase fuel oil from nearly 33 suppliers at approximately 75 supply points. While fuel oil supply is more susceptible to longer periods of constraint than propane, we believe that our supply arrangements will provide us with sufficient supply sources. Although we make no assurance regarding the availability of supplies of fuel oil in the future, we currently expect to be able to secure adequate supplies during fiscal 2006.

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

Natural Gas & Electricity

We market natural gas and electricity through our wholly owned subsidiary Agway Energy Services LLC (‘‘AES’’) in the deregulated markets of New York and Pennsylvania primarily to residential and small commercial customers. Historically, local utility companies provided their customers with all three aspects of electric and natural gas service: generation, transmission and distribution. However, under deregulation, public utility commissions in several states are licensing energy service companies, such as AES, to act as alternative suppliers of the commodity to end consumers. In essence, we make arrangements for the supply of electricity or natural gas to specific delivery points. The local utility companies continue to distribute electricity and natural gas on their distribution systems. The business strategy of this business segment is to expand its market share by concentrating on growth in the customer base and expansion into other deregulated markets that are considered strategic markets.

As of September 24, 2005, we were serving nearly 77,000 natural gas and electricity customers in New York and Pennsylvania. During fiscal 2005, we sold approximately 5.9 million dekatherms of natural gas and 558.3 million kilowatt hours of electricity through the natural gas and electricity segment. Approximately 88% of our customers were residential households and the remainder were small commercial and industrial customers. New accounts are obtained through numerous marketing and advertising programs, including telemarketing and direct mail initiatives. Most local utility companies have established billing service arrangements whereby customers receive a single bill from the local utility company which includes transmission charges from the local utility company, as well as product charges for the amount of natural gas or electricity provided by AES and utilized by the customer. We have arrangements with several local utility companies that provide billing and collection services for a fee. Under these arrangements, we are paid by the local utility company for all or a portion of customer billings after a specified number of days following the customer billing with no further recourse to AES.

Supply of natural gas is arranged through annual supply agreements with major national wholesale suppliers. Pricing under the annual natural gas supply contracts is based on posted market prices at the time of delivery, and some contracts include a pricing formula that typically is based on prevailing market prices. The majority of our electricity requirements are purchased through the New York Independent System Operator (‘‘NYISO’’) under an annual supply agreement, as well as purchase arrangements through other national wholesale suppliers on the open market. Electricity pricing under the NYISO agreement is based on local market indices at the time of delivery. Competition is primarily with local utility companies, as well as other marketers of natural gas and electricity providing similar alternatives as AES.

HVAC

We sell, install and service all types of whole-house heating and cooling products, air cleaners, humidifiers, de-humidifiers, hearth products and space heaters. We also offer services such as duct cleaning, air balancing and energy audits. Our supply needs are filled through supply arrangements with several large regional equipment manufacturers and distribution companies. Competition in this business segment is primarily with small, local HVAC providers and contractors, as well as, to a lesser extent, other regional service providers.

All Other

The All other business segment is comprised of the activities from our HomeTown Hearth & Grill and Suburban Franchising subsidiaries.

Seasonality

The retail propane and fuel oil distribution businesses, as well as the natural gas marketing business, are seasonal because of the primary use of these fuels for heating in residential and commercial buildings. Historically, approximately two-thirds of our retail propane volume is sold during the six-month peak heating season from October through March. The fuel oil business tends to experience greater seasonality given its more limited use for space heating and approximately three-fourths of our fuel oil volumes are sold between October and March. Consequently, sales and operating profits are concentrated in our first and second fiscal quarters. Cash flows from operations, therefore, are greatest during the second and third fiscal quarters when customers pay for product purchased during the winter heating season. We expect lower operating profits and either net losses or lower net income during the period from April through September (our third and fourth fiscal quarters).

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

Trademarks and Tradenames

We utilize a variety of trademarks and tradenames owned by us, including ‘‘Suburban Propane,’’ ‘‘Gas Connection,’’ ‘‘HomeTown Hearth & Grill,’’ ‘‘Suburban @ Home’’ and ‘‘Suburban Energy Services.’’ Additionally, in connection with the Agway Acquisition, we acquired rights to certain trademarks and tradenames, including ‘‘Agway Propane,’’ ‘‘Agway’’ and ‘‘Agway Energy Products’’ in connection with the distribution of petroleum-based fuel and sales and service of HVAC equipment. We regard our trademarks, tradenames and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products and services.

Government Regulation; Environmental and Safety Matters

We are subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes and can require the investigation and cleanup of environmental contamination. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (‘‘CERCLA’’), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA, also known as the ‘‘Superfund’’ law, imposes joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a ‘‘hazardous substance’’ into the environment. Propane is not a hazardous substance within the meaning of CERCLA. However, we own real property at locations where such hazardous substances may be present as a result of prior activities.

We expect that we will be required to expend funds to participate in the remediation of certain sites, including sites where we have been designated by the Environmental Protection Agency (‘‘EPA’’) as a potentially responsible party (‘‘PRP’’) under CERCLA and at sites with above ground and underground fuel storage tanks. We will also incur other expenses associated with environmental compliance. We continually monitor our operations with respect to potential environmental issues, including changes in legal requirements and remediation technologies.

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

During fiscal 2004, based on our best estimate of future costs for environmental investigations, remediation and ongoing monitoring activities associated with properties acquired in the Agway Acquisition with either known or probable environmental exposures, an environmental reserve in the amount of $13.8 million was established in purchase accounting. We established a corresponding environmental escrow asset in the amount of $13.8 million related to the future reimbursement from escrowed funds for environmental spending. We are unable to predict, however, whether this amount will be sufficient to address the known and any currently unknown contamination at the acquired properties. As of September 24, 2005, the remaining environmental reserve and corresponding environmental escrow asset amounted to approximately $5.8 million and $6.2 million, respectively. The environmental reserves are recorded on an undiscounted basis.

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

Employees

As of September 24, 2005, we had approximately 4,079 full time employees, of whom 368 were engaged in general and administrative activities (including fleet maintenance), 29 were engaged in transportation and product supply activities and 3,682 were customer service center employees. As of September 24, 2005, 104 of our employees were represented by 8 different local chapters of labor unions. We believe that our relations with both our union and non-union employees are satisfactory. From time to time, we hire temporary workers to meet peak seasonal demands.

ITEM 2. PROPERTIES

As of September 24, 2005, we owned approximately 74% of our customer service center and satellite locations and leased the balance of our retail locations from third parties. We own and operate a 22 million gallon refrigerated, above-ground propane storage facility in Elk Grove, California and a 60 million gallon underground propane storage cavern in Tirzah, South Carolina. Additionally, we own our principal executive offices located in Whippany, New Jersey.

The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of

September 24, 2005, we had a fleet of 27 transport truck tractors, of which we owned 9, and 252 railroad tank cars, of which we owned two. In addition, as of September 24, 2005 we had 1,233 bobtail and rack trucks, of which we owned approximately 24%, 241 fuel oil tankwagons, of which we owned approximately 61%, and 1,958 other delivery and service vehicles, of which we owned approximately 32%. We lease the vehicles we do not own. As of September 24, 2005, we also owned approximately 842,675 customer propane storage tanks with typical capacities of 100 to 500 gallons, 183,820 customer propane storage tanks with typical capacities of over 500 gallons and 248,475 portable propane cylinders with typical capacities of five to ten gallons.

ITEM 3. LEGAL PROCEEDINGS

Litigation

Our operations are subject to all operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. As a result, we have been, and will continue to be, a defendant in various legal proceedings and litigation arising in the ordinary course of business. We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. We believe that the self-insured retentions and coverage we maintain are reasonable and prudent. Although any litigation is inherently uncertain, based on past experience, the information currently available to us, and the amount of our self-insurance reserves for known and unasserted self-insurance claims (which was approximately $46.5 million at September 24, 2005), we do not believe that these pending or threatened litigation matters, or known claims or known contingent claims, will have a material adverse effect on our results of operations, financial condition or cash flow. For the portion of our estimated self-insurance liability that exceeds our deductibles, we record a corresponding asset related to the amount of the liability to be covered by insurance (which was approximately $10.0 million at September 24, 2005).

On October 21, 2004 the jury in the trial of Heritage Propane Partners, L.P. v. SCANA et al. returned a unanimous verdict in our favor on all claims pending against us by Heritage Propane Partners, L.P. (‘‘Heritage’’). Following our Operating Partnership’s 1999 acquisition of the propane assets of SCANA Corporation (‘‘SCANA’’), Heritage had brought an action in the South Carolina Court of Common Pleas for Richland County against SCANA for breach of contract and fraud and against our Operating Partnership for tortious interference with contract and tortious interference with prospective contract. After the jury returned a verdict against SCANA, the Court conducted a separate bench trial on our cross-claims against SCANA for indemnification, in which we sought to recover our defense costs. The Court granted judgment on our cross-claims against SCANA and awarded us a total of approximately $2.6 million. However, on November 17, 2005, the Court granted SCANA’s motion to vacate the judgment in our favor. SCANA claimed that, at the time that the order was entered, the Court lacked jurisdiction over our cross-claims because SCANA had appealed the jury verdict against it, thereby divesting the Court of jurisdiction over matters that could be affected by SCANA’s appeal. SCANA further claimed that if the judgment against it is vacated on appeal, it would have no liability to us for our defense costs. We have requested that the Court modify the November 17, 2005 order vacating the award of fees; we intend to seek further reconsideration of that order and to seek to have the award of fees reinstated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF UNITS

(a) Our Common Units, representing limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange (‘‘NYSE’’) under the symbol SPH. As of November 28, 2005, there were 890 Common Unitholders of record. The following table presents, for the periods indicated, the high and low sales prices per Common Unit, as reported on the NYSE, and the amount of quarterly cash distributions declared and paid per Common Unit with respect to each quarter.

	Common Unit Price Range		Cash Distribution Paid per Common Unit
	High	Low
Fiscal 2004
First Quarter	$32.49	$28.75	$0.5875
Second Quarter	34.50	31.05	0.6000
Third Quarter	33.97	27.60	0.6125
Fourth Quarter	35.50	32.00	0.6125
Fiscal 2005
First Quarter	$35.70	$30.00	$0.6125
Second Quarter	36.00	33.45	0.6125
Third Quarter	35.70	31.55	0.6125
Fourth Quarter	37.40	25.39	0.6125

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

(b)	Not applicable.

(c)	None.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents our selected consolidated historical financial data. The selected consolidated historical financial data is derived from our audited consolidated financial statements, certain of which are included elsewhere in this Annual Report. All amounts in the table below, except per unit data, are in thousands.

	Year Ended
	September 24, 2005	September 25, 2004 (a)	September 27, 2003	September 28, 2002	September 29, 2001
Statement of Operations Data
Revenues	$1,620,234	$1,307,254	$735,075	$635,122	$890,349
Costs and expenses	1,548,436	1,231,356	655,225	552,341	796,507
Restructuring costs (b)	2,775	2,942	—	—	—
Impairment of goodwill (c)	656	3,177	—	—	—
Gain on sale of storage facility	—	—	—	(6,768)	—
Income before interest expense, loss on debt extinguishment and provision for income taxes (d)	68,367	69,779	79,850	89,549	93,842
Loss on debt extinguishment (e)	36,242	—	—	—	—
Interest expense, net	40,374	40,832	33,629	35,325	39,596
Provision for income taxes	803	3	202	703	375
(Loss) income from continuing operations (d)	(9,052)	28,944	46,019	53,521	53,871
Discontinued operations:
Gain on sale of customer service centers (f)	976	26,332	2,483	—	—
(Loss) income from discontinued customer service centers	—	(972)	167	3	(361)
Net (loss) income (d)	(8,076)	54,304	48,669	53,524	53,510
(Loss) income from continuing operations per Common Unit – basic	(0.29)	0.96	1.77	2.12	2.15
Net (loss) income per Common Unit – basic ( g)	(0.26)	1.79	1.87	2.12	2.14
Net (loss) income per Common Unit – diluted (g)	(0.26)	1.78	1.86	2.12	2.14
Cash distributions declared per unit	$2.45	$2.41	$2.33	$2.28	$2.20
Balance Sheet Data (end of period)
Cash and cash equivalents	$14,411	$53,481	$15,765	$40,955	$36,494
Current assets	236,803	252,894	98,912	116,789	124,339
Total assets	965,597	992,007	670,559	700,146	723,006
Current liabilities, excluding short-term borrowings and current portion of long-term borrowings	194,987	202,024	94,802	98,606	119,196
Total debt	575,295	515,915	383,826	472,769	473,177
Other long-term liabilities	119,199	105,950	107,853	109,485	71,684
Partners' capital – Common Unitholders	159,199	238,880	165,950	103,680	105,549
Partner's capital – General Partner	$(1,779)	$852	$1,567	$1,924	$1,888
Statement of Cash Flows Data
Cash provided by (used in)
Operating activities	$39,005	$93,065	$57,300	$68,775	$101,838
Investing activities	(24,631)	(196,557)	(4,859)	(6,851)	(17,907)
Financing activities	$(53,444)	$141,208	$(77,631)	$(57,463)	$(59,082)
Other Data
Depreciation and amortization (h)	$37,762	$36,743	$27,520	$28,355	$36,496
EBITDA (i)	107,105	131,882	110,020	117,907	129,977
Capital expenditures – maintenance and growth (j)	29,301	26,527	14,050	17,464	23,218
Acquisitions	$—	$211,181	$—	$—	$—
Retail gallons sold
Propane	516,040	537,330	491,451	455,988	524,728
Fuel oil and refined fuels	244,536	220,469	—	—	—

(a)	Includes the results from our acquisition of substantially all of the assets and operations of Agway Energy from December 23, 2003, the date of acquisition.

(b)	During fiscal 2005, we incurred $2.8 million in restructuring charges associated primarily with severance costs from an internal realignment of our field operations. During fiscal 2004, we incurred $2.9 million in restructuring charges to integrate our assets, employees and operations with Agway Energy assets, employees and operations.

(c)	During fiscal 2005, we recorded a non-cash charge of $0.7 million related to the impairment of goodwill in our HVAC segment. During fiscal 2004, we recorded a non-cash charge of $3.2 million related to impairment of goodwill for one of our reporting units acquired in fiscal 1999.

(d)	These amounts include, in addition to the gain on sale of customer service centers and the gain on sale of storage facility, gains from the disposal of property, plant and equipment of $2.0 million for fiscal 2005, $0.7 million for fiscal 2004, $0.6 million for fiscal 2003, $0.5 million for fiscal 2002 and $3.8 million for fiscal 2001.

(e)	During fiscal 2005, we incurred a one-time charge of $36.2 million as a result of our debt refinancing to reflect the loss on debt extinguishment associated with a prepayment premium of $32.0 million and the write-off of $4.2 million of unamortized bond issuance costs associated with the previously outstanding senior notes.

(f)	Gain on sale of customer service centers for fiscal 2005 of $1.0 million reflects the finalization of certain purchase price adjustments with the buyer of the customer service centers sold during fiscal 2004. Gain on sale of customer service centers for fiscal 2004 of $26.3 million reflects the sale of 24 customer service centers for net cash proceeds of approximately $39.4 million. Gain on sale of customer service centers for fiscal 2003 of $2.5 million reflects the sale of nine customer service centers for net cash proceeds of approximately $7.2 million. The gains on sale have been accounted for within discontinued operations pursuant to Statement of Financial Accounting Standards (‘‘SFAS’’) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Prior period results of operations attributable to the customer service centers sold in fiscal 2004 have been reclassified to remove financial results from continuing operations. Prior period results of operations attributable to the customer service centers sold in fiscal 2003 were not significant and, as such, results prior to fiscal 2003 were not reclassified to remove financial results from continuing operations.

(g)	Basic net (loss) income per Common Unit is computed by dividing net (loss) income, after deducting our general partner's interest, by the weighted average number of outstanding Common Units. Diluted net income per Common Unit is computed by dividing net income, after deducting our general partner's interest, by the weighted average number of outstanding Common Units and time vested restricted units granted under our 2000 Restricted Unit Plan.

(h)	Depreciation and amortization expense for fiscal 2002 and subsequent fiscal years reflects our adoption of SFAS No. 142, ‘‘Goodwill and Other Intangible Assets’’ (‘‘SFAS 142’’) as of September 30, 2001 (the beginning of our 2002 fiscal year). SFAS 142 eliminated the requirement to amortize goodwill and certain intangible assets. Amortization expense for fiscal 2002 reflects approximately $7.4 million lower amortization expense compared to fiscal 2001 as a result of the elimination of amortization expense associated with goodwill.

(i)	EBITDA represents net income before deducting interest expense, loss on debt extinguishment, income taxes, depreciation and amortization. Our management uses EBITDA as a measure of liquidity and we are including it because we believe that it provides our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. Moreover, our revolving credit agreement requires us to use EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA is not a recognized term under generally accepted accounting principles (‘‘GAAP’’) and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with GAAP. Because EBITDA as determined by us excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies. The following table sets forth (i) our calculation of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities (amounts in thousands):

	Fiscal 2005	Fiscal 2004	Fiscal 2003	Fiscal 2002	Fiscal 2001
Net (loss) income	$(8,076)	$54,304	$48,669	$53,524	$53,510
Add:
Provision for income taxes	803	3	202	703	375
Loss on debt extinguishment	36,242	—	—	—	—
Interest expense, net	40,374	40,832	33,629	35,325	39,596
Depreciation and amortization	37,762	36,743	27,520	28,355	36,496
EBITDA	107,105	131,882	110,020	117,907	129,977
Add (subtract):
Provision for income taxes	(803)	(3)	(202)	(703)	(375)
Loss on debt extinguishment	(36,242)	—	—	—	—
Interest expense, net	(40,374)	(40,832)	(33,629)	(35,325)	(39,596)
Gain on disposal of property, plant and equipment, net	(2,043)	(715)	(636)	(546)	(3,843)
Gain on sale of customer service centers	(976)	(26,332)	(2,483)	—	—
Gain on sale of storage facility	—	—	—	(6,768)	—
Changes in working capital and other assets and liabilities	12,338	29,065	(15,770)	(5,790)	15,675
Net cash provided by (used in)
Operating activities	$39,005	$93,065	$57,300	$68,775	$101,838
Investing activities	$(24,631)	$(196,557)	$(4,859)	$(6,851)	$(17,907)
Financing activities	$(53,444)	$141,208	$(77,631)	$(57,463)	$(59,082)

(j)	Our capital expenditures fall generally into two categories: (i) maintenance expenditures, which include expenditures for repair and replacement of property, plant and equipment; and (ii) growth capital expenditures which include new propane tanks and other equipment to facilitate expansion of our customer base and operating capacity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations, which should be read in conjunction with our historical consolidated financial statements and notes thereto included elsewhere in this Annual Report.

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains Forward-Looking Statements as defined in the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, relating to future business expectations and predictions and financial condition and results of operations of the Partnership. Some of these statements can be identified by the use of forward-looking terminology such as ‘‘prospects,’’ ‘‘outlook,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘intends,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘anticipates,’’ ‘‘expects’’ or ‘‘plans’’ or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements (statements contained in this Annual Report identifying such risks and uncertainties are referred to as ‘‘Cautionary Statements’’). The risks and uncertainties and their impact on the Partnership’s results include, but are not limited to, the following risks:

•	The impact of weather conditions on the demand for propane, fuel oil and other refined fuels, natural gas and electricity;

•	Fluctuations in the unit cost of propane, fuel oil and other refined fuels and natural gas, and the impact of price increases on customer conservation;

•	The ability of the Partnership to compete with other suppliers of propane, fuel oil and other energy sources;

•	The impact on the price and supply of propane, fuel oil and other refined fuels from the political, military or economic instability of the oil producing nations, global terrorism and other general economic conditions;

•	The ability of the Partnership to continue to realize, or to realize fully, within the expected timeframe, the expected cost savings and synergies from the Agway Acquisition (as defined below);

•	The ability of the Partnership to acquire and maintain reliable transportation for its propane, fuel oil and other refined fuels;

•	The ability of the Partnership to retain customers;

•	The impact of energy efficiency and technology advances on the demand for propane and fuel oil;

•	The ability of management to continue to control expenses, including the results of our recent field realignment initiative;

•	The impact of changes in applicable statutes and government regulations, or their interpretations, including those relating to the environment and global warming and other regulatory developments on the Partnership’s business;

•	The impact of legal proceedings on the Partnership’s business;

•	The Partnership’s ability to implement its expansion strategy into new business lines and sectors; and

•	The Partnership’s ability to integrate acquired businesses successfully.

On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings with the SEC, press releases or oral statements made by or with the approval of one of the Partnership’s authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking Statements, which reflect management’s view only as of the date made. The

Partnership undertakes no obligation to update any Forward-Looking Statement or Cautionary Statement. All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Annual Report and in future SEC reports.

The following are factors that regularly affect our operating results and financial condition:

Product Costs

The level of profitability in the retail propane, fuel oil, natural gas and electricity businesses is largely dependent on the difference between retail sales price and product cost. The unit cost of our products, particularly propane and fuel oil, is subject to volatile changes as a result of product supply or other market conditions, including, but not limited to, economic and political factors impacting crude oil and natural gas supply or pricing. Product cost changes can occur rapidly over a short period of time and can impact profitability. There is no assurance that we will be able to pass on product cost increases fully or immediately, particularly when product costs increase rapidly. Therefore, average retail sales prices can vary significantly from year to year as product costs fluctuate with propane, fuel oil, crude oil and natural gas commodity market conditions. In addition, in periods of sustained higher commodity prices, as was experienced in fiscal 2005, retail sales volumes may be negatively impacted by customer conservation efforts.

Seasonality

The retail propane and fuel oil distribution businesses, as well as the natural gas marketing business, are seasonal because of the primary use for heating in residential and commercial buildings. Historically, approximately two-thirds of our retail propane volume is sold during the six-month peak heating season from October through March. The fuel oil business tends to experience greater seasonality given its more limited use for space heating and approximately three-fourths of our fuel oil volumes are sold between October and March. Consequently, sales and operating profits are concentrated in our first and second fiscal quarters. Cash flows from operations, therefore, are greatest during the second and third fiscal quarters when customers pay for product purchased during the winter heating season. We expect lower operating profits and either net losses or lower net income during the period from April through September (our third and fourth fiscal quarters). To the extent necessary, we will reserve cash from the second and third quarters for distribution to holders of our Partnership interests in the first and fourth fiscal quarters.

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

Risk Management

Product supply contracts are generally one-year agreements subject to annual renewal and generally permit suppliers to charge posted market prices (plus transportation costs) at the time of delivery or the current prices established at major delivery points. Since rapid increases in the cost of propane or fuel oil may not be immediately passed on to retail customers, such increases could reduce profitability. During fiscal 2005, approximately 70% of our fuel oil volumes were sold to individual customers under agreements pre-establishing a maximum price per gallon over a twelve-month period (the ‘‘Ceiling Program’’). While our strategy was to enter into derivative instruments in the form of futures and options traded on the NYMEX covering a majority of the fuel oil we expected to sell to customers under the

Ceiling Program in an effort to protect the margins under the program, we evaluated the costs of such hedge protection and elected not to hedge February through April deliveries under this program. After evaluating the costs to adequately hedge the Ceiling Program in the current commodity price environment, we decided to discontinue offering the Ceiling Program after the fiscal 2005 heating season.

We engage in risk management activities to reduce the effect of price volatility on our product costs and to help ensure the availability of product during periods of short supply. We are currently a party to propane and fuel oil futures contracts traded on the NYMEX and enter into forward and option agreements with third parties to purchase and sell propane at fixed prices in the future. Risk management activities are monitored by an internal Commodity Risk Management Committee, made up of five members of management, through enforcement of our Hedging and Risk Management Policy and reported to our Audit Committee. Risk management transactions may not always result in increased product margins. See Item 7A of this Annual Report.

Critical Accounting Policies and Estimates

Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring management to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We are also subject to risks and uncertainties that may cause actual results to differ from estimated results. Estimates are used when accounting for depreciation and amortization of long-lived assets, employee benefit plans, self-insurance and legal reserves, environmental reserves, allowances for doubtful accounts, asset valuation assessments and valuation of derivative instruments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known to us.

Our significant accounting policies are summarized in Note 2, ‘‘Summary of Significant Accounting Policies,’’ included within the Notes to Consolidated Financial Statements section elsewhere in this Annual Report. We believe that the following are our critical accounting policies:

Revenue Recognition. We recognize revenue from the sale of propane, fuel oil and other refined fuels at the time product is delivered to the customer. Revenue from the sale of appliances and equipment is recognized at the time of sale or when installation is complete, as applicable. Revenue from repairs, maintenance and other service activities is recognized upon completion of the service. Revenue from HVAC service contracts is recognized ratably over the service period. Revenue from our natural gas and electricity business is recognized based on customer usage as determined by meter readings, plus an amount for natural gas and electricity delivered but unbilled at the end of each accounting period.

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

Pension and Other Postretirement Benefits. We estimate the rate of return on plan assets, the discount rate to estimate the present value of future benefit obligations and the cost of future health care benefits in determining our annual pension and other postretirement benefit costs. In accordance with GAAP, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in market conditions may materially affect our pension and other postretirement obligations and our future expense. See ‘‘Pension Plan Assets and Obligations’’ below for additional disclosure regarding pension benefits.

Self-Insurance Reserves. Our accrued insurance reserves represent the estimated costs of known and anticipated or unasserted claims under our general and product, workers’ compensation and automobile insurance policies. Accrued insurance provisions for unasserted claims arising from unreported incidents are based on an analysis of historical claims data. For each claim, we record a self-insurance provision up to the estimated amount of the probable claim utilizing actuarially determined loss development factors applied to actual claims data. We maintain insurance coverage wherein our net exposure for insured claims is limited to the insurance deductible, claims above which are paid by our insurance carriers. For the portion of our estimated self-insurance liability that exceeds our deductibles, we record an asset related to the amount of the liability expected to be covered by insurance.

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

Executive Summary of Results of Operations and Financial Condition

Fiscal 2005 presented a very challenging operating environment resulting from the combination of an erratic weather pattern and highly volatile commodity prices. While nationwide average temperatures, as reported by the National Oceanic and Atmospheric Administration (‘‘NOAA’’), were 7% warmer than normal in both fiscal 2005 and fiscal 2004, significantly warmer than normal temperatures during the critical months of the fiscal 2005 heating season (November 2004 through February 2005) had a significant negative impact on both propane and fuel oil volumes. Average temperatures during these critical months were 9% warmer than normal. In addition to the impact that warmer weather typically has on volumes, the combination of warm weather and high energy prices has led to increased customer conservation efforts.

In the commodities markets, the average posted prices of propane and fuel oil began a precipitous rise in September 2004, which continued to unprecedented levels during the heating season and continued with a counter-seasonal trend through the end of fiscal 2005, particularly in the fuel oil markets. Average posted prices of propane and fuel oil during fiscal 2005 increased 26% and 54%, respectively, compared to average posted prices in fiscal 2004. While propane margins remained strong, margin opportunities and therefore profitability in our refined fuels segment were severely restricted during the fiscal 2005 heating season as a result of our inability to pass on fully the rise in fuel oil prices due to our Ceiling Program, coupled with our decision not to hedge February through April 2005 deliveries under the Ceiling Program. Due to the extreme market volatility for fuel oil, the costs to hedge, in relation to the expected margins under this program, became prohibitive. The lost margin opportunity from this fuel oil Ceiling Program had the most significant negative impact on our financial results for fiscal 2005 accounting for an estimated impact of $21.5 million on the year-over-year comparison of operating margins in the fuel oil and refined fuels segment. After evaluating the costs to adequately hedge this program in the current price environment, management decided to discontinue offering the fuel oil Ceiling Program after the fiscal 2005 heating season.

In light of warmer weather and customer conservation efforts, retail propane gallons sold in fiscal 2005 decreased 21.3 million gallons, or 4.0%, to 516.0 million gallons from 537.3 million gallons in fiscal

2004. Sales of fuel oil and other refined fuels increased 24.0 million gallons, or 10.9%, to 244.5 million gallons, compared to 220.5 million gallons in the prior fiscal year. The negative impact of warm weather and high energy prices on volumes was partially offset by a full twelve months of Agway Energy operations in fiscal 2005 compared to nine months in fiscal 2004.

For fiscal 2005, we reported a net loss of $8.1 million, or ($0.26) per Common Unit, a decrease of $62.4 million, compared to net income of $54.3 million, or $1.79 per Common Unit, in fiscal 2004. We reported earnings before interest, loss on debt extinguishment, taxes, depreciation and amortization (‘‘EBITDA’’) of $107.1 million for fiscal 2005, a decrease of $24.8 million, or 18.8%, compared to $131.9 million in fiscal 2004.

In addition to the negative impact on our financial results from the fuel oil Ceiling Program, EBITDA and net loss for fiscal 2005 were unfavorably impacted by $3.5 million and $40.9 million, respectively, as a result of certain significant items relating mainly to (i) a $36.2 million loss on debt extinguishment recorded in the third quarter associated with our debt refinancing; (ii) a $2.8 million restructuring charge attributable primarily to severance associated with the realignment of our field operations; (iii) a $0.7 million charge attributable to impairment of goodwill associated with our HVAC segment; (iv) a $0.8 million charge included within amortization expense attributable to the impairment of other intangible assets in our HVAC segment; and (v) $0.4 million included within depreciation expense attributable to impairment of assets affected by the field realignment.

By comparison, EBITDA and net income for fiscal 2004 included the net favorable impact of $8.6 million and $7.6 million, respectively, from certain significant items mainly related to (i) a $26.3 million gain from the sale of 24 customer service centers in the northern and southern central regions of the United States considered to be non-strategic; (ii) a non-cash charge of $6.3 million included within cost of products sold related to the settlement of futures contracts which were marked-to-market under purchase accounting for the Agway Acquisition; (iii) a non-cash pension settlement charge of $5.3 million related to accelerated recognition of actuarial losses in our defined benefit pension plan; (iv) a non-cash charge of $3.2 million attributable to impairment of goodwill related to a small business acquired in 1999; (v) a $2.9 million restructuring charge related to integrating certain field management and back office functions in the northeast; and (vi) a non-cash charge of $1.0 million included within depreciation expense attributable to the write-down of assets to be disposed of as a result of our efforts to integrate certain northeast operations.

While the continued high price environment had a negative impact on our volumes as a result of customer conservation efforts and on the profitability of our refined fuels segment, our propane segment generated solid results despite the challenging environment. Profitability of our propane segment increased $3.5 million, or 2.4%, in fiscal 2005 compared to the prior year. Additionally, during the second half of fiscal 2005, we took positive steps to add financial flexibility and drive further efficiencies throughout our operations, highlighted by the successful completion of our debt refinancing and, more recently, the reorganization of our field operations to streamline our operating footprint and leverage our system infrastructure. In connection with our field realignment, we eliminated approximately 85 positions and have begun to consolidate customer service centers for further cost savings.

As we look ahead to fiscal 2006, with the continued integration of the Agway Energy operations, the operating efficiencies expected from our internal reorganization and the steps already taken to eliminate the fuel oil Ceiling Program, we believe we are well positioned for significant earnings growth in fiscal 2006. Our anticipated cash requirements for fiscal 2006 include: (i) maintenance and growth capital expenditures of approximately $30.0 million; (ii) approximately $40.0 million of interest payments; and, (iii) assuming distributions remain at the current level, approximately $76.6 million of distributions to Common Unitholders and the General Partner. The projected level of capital expenditures for fiscal 2006 is approximately $10.0 million higher than our expected annual level of capital spending in subsequent years, primarily as a result of anticipated spending on system enhancements and facility integration. Additionally, as our field realignment efforts continue into fiscal 2006 we may incur additional restructuring or asset impairment charges. Based on our current estimate of our cash position, availability under the Revolving Credit Agreement (unused borrowing capacity under the working capital facility of $76.3 million at November 28, 2005) and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Results of Operations

Fiscal Year 2005 Compared to Fiscal Year 2004

Revenues

(Dollars in thousands)

	Fiscal 2005	Fiscal 2004	Increase	Percent Increase
Revenues
Propane	$969,943	$856,109	$113,834	13.3%
Fuel oil and refined fuels	431,223	281,682	149,541	53.1%
Natural gas and electricity	102,803	68,452	34,351	50.2%
HVAC	106,115	92,072	14,043	15.3%
All other	10,150	8,939	1,211	13.5%
Total revenues	$1,620,234	$1,307,254	$312,980	23.9%

Total revenues increased $313.0 million, or 23.9%, to $1,620.2 million for the year ended September 24, 2005 compared to $1,307.3 million for the year ended September 25, 2004 driven primarily by a significant increase in average selling prices in line with higher product costs, the inclusion of the Agway Energy operations for a full twelve months in fiscal 2005 compared to nine months in the prior year, offset to an extent by the impact on volumes from warmer weather. Retail sales volumes in our propane and fuel oil segments were negatively impacted by a combination of warmer than normal average nationwide temperatures, as well as the impact of customer conservation efforts from the significant rise in energy costs. As reported by NOAA, average nationwide temperatures in both fiscal 2005 and 2004 were 7% warmer than normal. However, the fiscal 2005 heating season presented a very erratic weather pattern with significantly warmer than normal temperatures during the critical months of the heating season (November 2004 through February 2005) offset somewhat by a burst of cold weather in March 2005. Average nationwide temperatures were 9% warmer than normal during these critical months in fiscal 2005.

Revenues in our propane segment of $969.9 million for the year ended September 24, 2005 increased $113.8 million, or 13.3%, compared to $856.1 million in the prior year. This increase is the result of higher average selling prices in line with higher commodity prices, offset to an extent by lower retail sales volumes attributable to the combination of warmer weather and customer conservation. Retail propane gallons sold decreased 21.3 million gallons, or 4.0%, to 516.0 million gallons in fiscal 2005 from 537.3 million gallons in the prior year. Average retail selling prices increased approximately 16.8% as a result of sustained higher commodity prices for propane. The average posted price of propane during fiscal 2005 increased approximately 26% compared to the average posted prices in the prior year. Additionally, included within the propane segment are revenues from wholesale and risk management activities of $37.0 million for the year ended September 24, 2005 which decreased $6.0 million, or 14.0%, compared to the prior year.

Revenues from the distribution of fuel oil and other refined fuels of $431.2 million for the year ended September 24, 2005 increased $149.5 million, or 53.1%, from $281.7 million in the prior year from a combination of increased volumes and significantly higher selling prices. Sales of fuel oil and other refined fuels amounted to 244.5 million gallons during fiscal 2005 compared to 220.5 million gallons in the prior year, an increase of 24.0 million gallons, or 10.9%, primarily reflecting the impact of the Agway Energy operations for a full twelve months in fiscal 2005 compared to nine months in the prior year, offset to an extent by the impact of warm weather and customer conservation. In addition, during the fourth quarter of fiscal 2004, we exited certain lower margin low sulfur diesel and gasoline businesses, thus negatively impacting the volume comparison year-over-year. Average fuel oil posted prices increased even more dramatically than propane prices throughout fiscal 2005 reaching unprecedented levels into the third and fourth quarters. For the year, average posted price of fuel oil increased 54% compared to the average posted prices in fiscal 2004. Average fuel oil selling prices increased approximately 28.6% as we were unable to pass on fully the significant rise in the commodity prices as a result of the fuel oil Ceiling Program (see below for the impact on cost of products sold).

Revenues in our natural gas and electricity segment for the year ended September 24, 2005 increased $34.4 million, or 50.2%, to $102.8 million compared to $68.5 million in the prior year. The increase is primarily attributable to higher average selling prices for both natural gas and electricity in line with higher product costs, as well as the impact of a full twelve months of operations in fiscal 2005. Revenues in our HVAC segment increased 15.3%, to $106.1 million in fiscal 2005 compared to $92.1 million in the prior year. The increase in HVAC revenues reflects the impact of a full twelve months from the Agway Energy operations, offset to an extent by lower service and installation activities during the last nine months of fiscal 2005 compared to the prior year.

Cost of Products Sold

(Dollars in thousands)

	Fiscal 2005	Fiscal 2004	Increase/ (Decrease)	Percent Increase/ (Decrease)
Cost of products sold
Propane	$545,649	$453,869	$91,780	20.2%
Fuel oil and refined fuels	383,032	223,362	159,670	71.5%
Natural gas and electricity	90,461	59,950	30,511	50.9%
HVAC	42,650	36,267	6,383	17.6%
All other	5,456	5,581	(125)	(2.2%)
Total cost of products sold	$1,067,248	$779,029	$288,219	37.0%
As a percent of total revenues	65.9%	59.6%

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

Cost of products sold increased $288.2 million, or 37.0%, to $1,067.2 million for the year ended September 24, 2005 compared to $779.0 million in the prior year. The increase results primarily from higher commodity prices for propane and fuel oil, coupled with the full year impact of the Agway Energy operations. Cost of products sold associated with the distribution of propane and related activities of $545.6 million increased $91.8 million, or 20.2%, compared to the prior year. Higher propane prices resulted in a $112.3 million increase in cost of products sold during fiscal 2005 compared to the prior year, partially offset by the 4.0% decline in propane volumes which had an impact of $15.9 million. Lower wholesale and risk management activities, noted above, decreased cost of products sold by $3.7 million compared to the prior year.

Cost of products sold associated with our fuel oil and refined fuels segment of $383.0 million for the year ended September 24, 2005 increased $159.7 million, or 71.5%, compared to the prior year. The impact of the unprecedented high commodity prices increased cost of products sold by $134.6 million during fiscal 2005 compared to the prior year and the increased volumes had an impact of $24.3 million. Cost of products sold in the prior year also included a $6.3 million non-cash charge associated with the settlement of futures contracts that were acquired in the Agway Acquisition. As the underlying futures and option contracts were settled, the derivative assets were charged to cost of products sold as an offset to the realized gains from contract settlement. The impact on cost of products sold represented a non-cash charge resulting from the application of purchase accounting on derivative instruments acquired.

While revenues increased 53.1%, margin opportunities and therefore profitability in our fuel oil and refined fuels segment were significantly restricted during our second and third quarters of fiscal 2005 as a result of our fuel oil Ceiling Program. We were unable in the prevailing high price environment to pass on fully the rise in fuel oil prices due to the restrictions of our fuel oil Ceiling Program, which pre-established a maximum price per gallon, coupled with our decision not to hedge this pricing program for the February through April deliveries when confronted with unprecedented costs to properly hedge the program during that period. The lost margin opportunity from this fuel oil Ceiling Program had the most significant negative impact on our financial results for fiscal 2005 accounting for an estimated impact of $21.5 million on the year-over-year comparison of operating margins in the fuel oil and refined fuels segment. After evaluating the costs to adequately hedge this program in the current price environment, management decided to discontinue offering the fuel oil Ceiling Program after the fiscal 2005 heating season. Cost of products sold as a percentage of revenues in our fuel oil and refined fuels segment increased from 79.2% during fiscal 2004 to 88.4% in fiscal 2005 primarily as a result of our inability to pass on fully the unprecedented rise in fuel oil prices, coupled with the fact that February through April 2005 deliveries under the Ceiling Program were not hedged as the costs to hedge continued to be prohibitive due to market volatility.

In addition, the increase in revenues attributable to our natural gas and electricity and HVAC business segments had a $30.5 million and $6.4 million impact, respectively, on cost of products sold for the year ended September 24, 2005 compared to the prior year. Higher natural gas and electricity costs and higher volumes were the main attributes for the increase in our natural gas and electricity segment.

For the year ended September 24, 2005, cost of products sold represented 65.9% of revenues compared to 59.6% in the prior year. This increase results primarily from the impact of the fuel oil operations described above, as well as the continued impact of product mix with a full year of the non-propane Agway Energy operations.

Operating Expenses

(Dollars in thousands)

	Fiscal 2005	Fiscal 2004	Increase	Percent Increase
Operating expenses	$396,235	$361,696	$34,539	9.5%
As a percent of total revenues	24.5%	27.7%

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

Operating expenses of $396.2 million for the year ended September 24, 2005 increased $34.5 million, or 9.5%, compared to $361.7 million in the prior year. Operating expenses for fiscal 2005 include a $2.5 million unrealized (non-cash) loss representing the net change in fair values of derivative instruments during the period, compared to a $4.5 million unrealized loss in the prior year (see Item 7A in this Annual Report for information on our policies regarding the accounting for derivative instruments). In addition to the non-cash impact of changes in the fair value of derivative instruments, the most significant impact on operating expenses was the increase in employee, vehicle and facility costs reflecting a full year of Agway Energy operations, offset to an extent by expense savings attributable to synergies in our northeast operations and continued expense management, particularly in light of lower operating results. Additionally, fiscal 2004 operating expenses included a $5.3 million non-cash pension charge in order to accelerate the recognition of a portion of unrecognized actuarial losses in our defined benefit pension plan. The accelerated recognition of these losses was recorded in accordance with SFAS No. 88 ‘‘Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits’’ (‘‘SFAS 88’’) as a result of an increase in the level of lump sum benefit payments made to retirees or terminated individuals during fiscal 2004 compared to prior years.

Operating expenses in fiscal 2005 increased primarily in the following areas: (i) employee compensation and benefit costs increased a net $21.1 million related to the impact of the Agway Energy operations, partially offset by lower variable compensation from lower earnings; (ii) costs to operate our fleet increased $6.6 million primarily from higher fuel costs; (iii) operating costs at our customer service centers increased $12.6 million as a result of the full year inclusion of the Agway Energy operations; and, (iv) $1.0 million higher bad debt expense associated with the high energy price environment. These increases were offset to an extent by $4.8 million lower pension costs as a result of the non-cash settlement charge included in fiscal 2004 operating expenses described above.

General and Administrative Expenses

(Dollars in thousands)

	Fiscal 2005	Fiscal 2004	Decrease	Percent Decrease
General and administrative expenses	$47,191	$53,888	$(6,697)	(12.4%)
As a percent of total revenues	2.9%	4.1%

All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.

General and administrative expenses of $47.2 million for the year ended September 24, 2005 were $6.7 million, or 12.4%, lower compared to $53.9 million in fiscal 2004. The decrease was primarily attributable to a $7.7 million decline in compensation and benefit related expenses attributable to lower variable compensation in line with lower earnings, as well as the elimination of $4.2 million of costs incurred in fiscal 2004 in connection with transition services obtained on an interim basis following the Agway Acquisition and savings in other expense categories. These savings were offset somewhat by a $6.0 million increase in professional services fees associated primarily with our first-time compliance with the requirements of Section 404 of the Sarbanes-Oxley Act.

Restructuring Costs and Impairment of Goodwill. For the year ended September 24, 2005, we recorded a restructuring charge of $2.8 million related primarily to employee termination costs incurred as a result of actions taken during fiscal 2005. Specifically, during the fourth quarter of fiscal 2005 we approved and initiated a plan of reorganization to realign our field operations. This realignment is expected to generate further efficiencies, realize operating synergies and reduce costs at the field operating level. The restructuring charge consists primarily of costs associated with severance and other employee benefits for approximately 85 positions eliminated under the plan. During fiscal 2004, we recorded a $2.9 million restructuring charge for severance and other exit costs associated with vacating duplicative facilities and contract terminations in connection with the integration of Agway Energy operations and management.

Additionally, during fiscal 2005 we recorded a non-cash charge of $0.7 million related to the impairment of goodwill associated with our HVAC segment as a result of our annual assessment of the anticipated future cash flows from that segment. During fiscal 2004, as a result of continued losses in one of our reporting units in our All Other segment acquired in fiscal 1999, we recorded a non-cash charge of $3.2 million related to goodwill impairment.

Depreciation and Amortization

(Dollars in thousands)

	Fiscal 2005	Fiscal 2004	Increase	Percent Increase
Depreciation and amortization	$37,762	$36,743	$1,019	2.8%
As a percent of total revenues	2.3%	2.8%

Depreciation and amortization expense for the year ended September 24, 2005 increased $1.0 million, or 2.8%, compared to the prior year primarily as a result of a full year of depreciation and amortization on the tangible and intangible assets acquired in the Agway Acquisition. Depreciation and amortization expense in fiscal 2005 included a $0.4 million asset impairment charge associated with steps taken in the fourth quarter to realign our field operations, compared to a $1.0 million asset impairment charge in the prior year. In addition, fiscal 2005 included a non-cash charge of $0.8 million attributable to an impairment in the value of tradenames associated with our HVAC segment which were acquired in the Agway Acquisition.

Interest Expense

(Dollars in thousands)

	Fiscal 2005	Fiscal 2004	Decrease	Percent Decrease
Interest expense, net	$40,374	$40,832	$(458)	(1.1%)
As a percent of total revenues	2.5%	3.1%

Net interest expense decreased $0.5 million, or 1.1%, to $40.4 million in fiscal 2005. The fiscal 2004 interest expense included a one-time fee of $1.9 million related to financing commitments for the Agway Acquisition. Interest expense in fiscal 2005 increased $1.4 million as a result of the net effect of a full year of interest on debt used to finance the December 2003 Agway Acquisition, offset to an extent by lower average interest rates due to our debt refinancing on March 31, 2005.

Discontinued Operations. As part of our overall business strategy, we continually monitor and evaluate our existing operations to identify opportunities to optimize return on assets employed by selectively consolidating or divesting operations in slower growing or non-strategic markets. In line with that strategy, during fiscal 2004, we sold 24 customer service centers for net cash proceeds of $39.4 million. We recorded a gain on sale of $26.3 million during fiscal 2004. During fiscal 2005, we recorded a gain on sale of $1.0 million to reflect the finalization of certain purchase price adjustments with the buyer of the customer service centers sold in fiscal 2004. Gains on sale have been accounted for within discontinued operations in accordance with SFAS 144.

Net (Loss) Income and EBITDA. We reported a net loss of $8.1 million for the year ended September 24, 2005 compared to net income of $54.3 million in the prior year. Reported EBITDA for fiscal 2005 of $107.1 million decreased $24.8 million, or 18.8%, compared to $131.9 million in the prior year. EBITDA and net loss for fiscal 2005 were unfavorably impacted by $3.5 million and $40.9 million, respectively, as a result of certain significant items relating mainly to (i) a $36.2 million loss on debt extinguishment recorded in the third quarter associated with our debt refinancing; (ii) a $2.8 million restructuring charge attributable primarily to severance associated with the realignment of our field operations; (iii) a $0.7 million charge attributable to impairment of goodwill associated with our HVAC segment; (iv) a $0.8 million charge included within amortization expense attributable to the impairment of other intangible assets in our HVAC segment; and (v) $0.4 million included within depreciation expense attributable to impairment of assets affected by the field realignment. In addition to the non-recurring items impacting fiscal 2005 results, the most significant negative impact on earnings was from the approximate $21.5 million impact on margin opportunities in our fuel oil business from the Ceiling Program. Income before interest expense, loss on debt extinguishment and income taxes in our propane and natural gas and electricity segments improved $3.5 million and $2.3 million, respectively.

By comparison, EBITDA and net income for fiscal 2004 included the net favorable impact of $8.6 million and $7.6 million, respectively, from the following significant items: (i) a $26.3 million gain from the sale of 24 customer service centers in the northern and southern central regions of the United States considered to be non-strategic; (ii) a non-cash charge of $6.3 million included within cost of products sold related to the settlement of futures contracts which were marked-to-market under purchase accounting for the Agway Acquisition; (iii) a non-cash pension settlement charge of $5.3 million related to accelerated recognition of actuarial losses in our defined benefit pension plan; (iv) a non-cash charge of $3.2 million attributable to impairment of goodwill related to a small business acquired in 1999; (v) a $2.9 million restructuring charge related to integrating certain field management and back office functions in the northeast; and (vi) a non-cash charge of $1.0 million included within depreciation expense attributable to the write-down of assets to be disposed of as a result of our efforts to integrate certain northeast operations.

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

(Dollars in thousands)

	Year Ended
	September 24, 2005	September 25, 2004
Net (loss) income	$(8,076)	$54,304
Add:
Provision for income taxes	803	3
Loss on debt extinguishment	36,242	—
Interest expense, net	40,374	40,832
Depreciation and amortization	37,762	36,743
EBITDA	107,105	131,882
Add (subtract):
Provision for income taxes	(803)	(3)
Loss on debt extinguishment	(36,242)	—
Interest expense, net	(40,374)	(40,832)
Gain on disposal of property, plant and equipment, net	(2,043)	(715)
Gain on sale of customer service centers	(976)	(26,332)
Changes in working capital and other assets and liabilities	12,338	29,065
Net cash provided by (used in)
Operating activities	$39,005	$93,065
Investing activities	$(24,631)	$(196,557)
Financing activities	$(53,444)	$141,208

Fiscal Year 2004 Compared to Fiscal Year 2003

Revenues

(Dollars in thousands)

	Fiscal 2004	Fiscal 2003	Increase	Percent Increase
Revenues
Propane	$856,109	$680,840	$175,269	25.7%
Fuel oil and refined fuels	281,682	—	281,682	100%
Natural gas and electricity	68,452	—	68,452	100%
HVAC	92,072	46,938	45,134	96.2%
All other	8,939	7,297	1,642	22.5%
Total revenues	$1,307,254	$735,075	$572,179	77.8%

Total revenues increased $572.2 million, or 77.8%, to $1,307.3 million for the year ended September 25, 2004 compared to $735.1 million for the year ended September 27, 2003 driven primarily by the Agway

Acquisition. Revenues in our propane segment of $856.1 million for the year ended September 25, 2004 increased $175.3 million, or 25.7%, compared to $680.8 million in the prior year. This increase is the result of higher retail and wholesale propane sales volumes, coupled with an increase in average selling prices in line with higher commodity prices for propane. Despite nationwide average temperatures, as reported by NOAA, that were 7% warmer than normal and 8% warmer than the prior year, retail propane gallons sold increased 45.8 million gallons, or 9.3%, to 537.3 million gallons for the year ended September 25, 2004. The increase is primarily attributable to the addition of Agway Energy volumes from December 23, 2003, partially offset by the effect of the warmer temperatures. Average selling prices increased approximately 12.5% as a result of sustained higher commodity prices for propane. The average posted price of propane during fiscal 2004 increased approximately 23% compared to the average posted prices in the prior year. Additionally, included within the propane segment are revenues from wholesale and risk management activities of $43.0 million for the year ended September 25, 2004 which increased $26.4 million, compared to the prior year.

Revenue contribution from our fuel oil and other refined fuels and our natural gas and electricity segments amounted to $281.7 million and $68.5 million, respectively, for the year ended September 25, 2004 from the addition of Agway Energy since December 23, 2003. Total fuel oil and other refined fuel gallons sold in fiscal 2004 amounted to 220.5 million gallons. Revenues from our HVAC service and installation activities, as well as from sales of HVAC equipment and related parts, of $92.1 million for the year ended September 25, 2004 increased $45.1 million compared to the prior year, primarily due to the addition of Agway Energy.

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

Cost of products sold increased $420.4 million to $779.0 million for the year ended September 25, 2004 compared to $358.6 million in the prior year. The increase results primarily from the increase in retail propane volumes sold, as well as the addition of fuel oil and other refined fuel sales volumes, which had a combined impact of $246.2 million on the year-over-year comparison of cost of products sold. Higher commodity prices for propane during fiscal 2004 also increased cost of products sold by $65.9 million compared to the prior year. Increased wholesale and risk management activities, noted above, increased cost of products sold by $26.7 million compared to the prior year.

Cost of products sold for the year ended September 25, 2004 also included a $6.3 million non-cash charge associated with the settlement of futures contracts that were acquired in the Agway Acquisition. As the underlying futures and option contracts were settled, the derivative assets were charged to cost of products sold as an offset to the realized gains from contract settlement. The impact on cost of products sold represents a non-cash charge resulting from the application of purchase accounting on derivative instruments acquired. In addition, the increase in revenues attributable to our natural gas and electricity and HVAC business segments had a $60.0 million and $14.2 million impact, respectively, on cost of products sold in the year ended September 25, 2004 compared to the prior year.

For the year ended September 25, 2004, cost of products sold represented 59.6% of revenues compared to 48.8% in the prior year. This increase results primarily from the different mix of products sold during fiscal 2004 as a result of the additional product offerings from the Agway Energy operations. Generally, the prices for fuel oil and other refined fuels as a percentage of product revenues tend to be between 20% and 30% higher than propane costs are as a percentage of propane revenues.

Operating Expenses

(Dollars in thousands)

	Fiscal 2004	Fiscal 2003	Increase	Percent Increase
Operating expenses	$361,696	$232,462	$129,234	55.6%
As a percent of total revenues	27.7%	31.6%

Operating expenses of $361.7 million for the year ended September 25, 2004 increased $129.2 million, or 55.6%, compared to $232.5 million in the prior year. Operating expenses for fiscal 2004 include a $4.5 million unrealized (non-cash) loss representing the net change in fair values of derivative instruments during the period, compared to a $1.5 million unrealized loss in the prior year (see Item 7A in this Annual Report for information on our policies regarding the accounting for derivative instruments). In addition to the non-cash impact of changes in the fair value of derivative instruments, the most significant impact on operating expenses was the impact on employee, vehicle and facility costs from the addition of the Agway Energy operations. Additionally, fiscal 2004 operating expenses include a $5.3 million non-cash pension charge in order to accelerate the recognition of a portion of unrecognized actuarial losses in our defined benefit pension plan. The accelerated recognition of these losses was a result of an increase in the level of lump sum benefit payments made to retirees or terminated individuals during fiscal 2004 compared to prior years.

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

General and administrative expenses of $53.9 million for the year ended September 25, 2004 were $17.2 million, or 47.0%, higher compared to $36.7 million in fiscal 2003. The increase was primarily attributable to the impact of $10.4 million higher employee compensation and benefit costs as a result of higher earnings and increased overall headcount, as well as $4.2 million related to transition services fees paid to Agway, Inc. for back office support provided subsequent to the Agway Acquisition. In addition, we incurred anticipated increases in marketing, professional services and travel expenses during fiscal 2004 associated with our efforts to acquire Agway Energy during the first quarter and in connection with our integration efforts during the remainder of fiscal 2004.

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

Depreciation and amortization expense increased 33.5% to $36.7 million for the year ended September 25, 2004 compared to $27.5 million for the prior year, primarily as a result of the additional depreciation and amortization associated with the acquired tangible and intangible assets from the Agway Acquisition. In addition, depreciation expense for fiscal 2004 included a $1.0 million non-cash charge related to assets abandoned as a result of our facility integration efforts in the northeast.

Interest Expense

(Dollars in thousands)

	Fiscal 2004	Fiscal 2003	Increase	Percent Increase
Interest expense, net	$40,832	$33,629	$7,203	21.4%
As a percent of total revenues	3.1%	4.6%

Net interest expense increased $7.2 million, or 21.4%, to $40.8 million for the year ended September 25, 2004, compared to $33.6 million in the prior year. The increase results primarily from the net impact of the addition of $175.0 million of 6.875% senior notes associated with financing for the Agway Acquisition, offset by a reduction in amounts outstanding under our 7.54% senior notes due to repayment of the second annual principal payment of $42.5 million during the fourth quarter of fiscal 2003 and of the third annual principal payment of $42.5 million during the fourth quarter of fiscal 2004, in both cases using cash on hand. In addition, we incurred a one-time fee of $1.9 million related to financing commitments for the Agway Acquisition during the first quarter of fiscal 2004 which is included within fiscal 2004 interest expense.

Discontinued Operations. During fiscal 2004, we sold 24 customer service centers for net cash proceeds of $39.4 million. We recorded a gain on sale of $26.3 million during fiscal 2004. During fiscal 2003, we sold nine customer service centers for net cash proceeds of $7.2 million and recorded a gain on sale of $2.5 million. Gains on sale have been accounted for within discontinued operations in accordance with SFAS 144.

Net Income and EBITDA. Net income of $54.3 million for the year ended September 25, 2004 increased $5.6 million, or 11.5%, compared to $48.7 million in the prior year. We reported record EBITDA of $131.9 million for the year ended September 25, 2004, compared to $110.0 million for the prior year, an increase of $21.9 million, or 19.9%. Net income and EBITDA for fiscal 2004 were favorably impacted by the net result of certain significant items, mainly relating to: (i) the $26.3 million gain from the sale of 24 customer service centers considered to be non-strategic, primarily located in the northern and southern central regions of the United States, compared to a $2.5 million gain from the sale of nine customer service centers during fiscal 2003; (ii) the non-cash charge of $6.3 million included within cost of products sold relating to the settlement of futures contracts which were marked-to-market under purchase accounting for the Agway Acquisition; (iii) the non-cash pension charge of $5.3 million related to accelerated recognition of actuarial losses as a result of the level of lump sum benefit payments in fiscal 2004; (iv) the non-cash charge of $3.2 million attributable to the impairment of goodwill related to a small business acquired in 1999; (v) the $2.9 million restructuring charge related to our efforts to integrate certain management and back office functions of Agway Energy; and, (vi) the non-cash charge of $1.0 million included within depreciation expense attributable to the write-down of assets to be disposed of as a result of the blending of field operations in the northeast. These significant items had a net positive impact of $6.1 million and $5.1 million on the year-over-year comparison of EBITDA and net income, respectively, for the year ended September 25, 2004.

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

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Due to the seasonal nature of the propane and fuel oil businesses, cash flows from operating activities are greater during the winter and spring seasons, our second and third fiscal quarters, as customers pay for propane purchased during the heating season. Net cash provided by operating activities for the year ended September 24, 2005 amounted to $39.0 million, a decrease of $54.1 million, or 58.1%, compared to $93.1 million in the prior year. The decrease was attributable to a $65.3 million increased investment in working capital in comparison to the prior year, particularly in increased accounts receivable balances as a result of the significant rise in commodity prices, coupled with $8.1 million lower income, after adjusting for non-cash items in both periods (depreciation, amortization, loss on debt extinguishment and gains on disposal of assets and customer service centers); offset to an extent by an increase in other long-term assets and liabilities of $19.3 million. The continued high commodity price environment in both propane and fuel oil has resulted in a significant increase in average selling prices and, in turn, higher receivable balances in relation to the prior year, as well as higher average inventory costs.

In fiscal 2004, net cash provided by operating activities increased $35.8 million, or 62.5%, to $93.1 million, compared to $57.3 million in fiscal 2003. The increase was primarily due to improved net income, as well as a decrease in net working capital investment compared to the prior year. Net working capital decreased primarily as a result of an increase in customer prepayments and deposits under our budget payment programs, particularly in our fuel oil and other refined fuels segment. Under these budget payment programs, customers pay equal monthly installments beginning in June or July for the upcoming heating season based on each customer’s historical usage patterns.

Investing Activities.    Net cash used in investing activities of $24.6 million for the year ended September 24, 2005 consisted of capital expenditures of $29.3 million (including $10.7 million for maintenance expenditures and $18.6 million to support the growth of operations), offset by net proceeds of $4.7 from the sale of property, plant and equipment. Capital spending in fiscal 2005 increased $2.8 million, or 10.6%, compared to fiscal 2004 primarily as a result of our facility integration efforts in the northeast, as well as additional spending on information technology in connection with the integration of Agway Energy.

Net cash used in investing activities of $196.6 million for the year ended September 25, 2004 consisted of the net impact of the $211.2 million total cost of the Agway Acquisition partially offset by net proceeds of $39.4 million from the sale of customer service centers during fiscal 2004 and net proceeds of $1.8 million from the sale of property, plant and equipment. Additionally, capital expenditures were $26.5 million (including $7.4 million for maintenance expenditures and $19.1 million to support the growth of operations) for fiscal 2004. Capital spending in fiscal 2004 increased $12.4 million, or 87.9%, compared to fiscal 2003 primarily as a result of our facility integration efforts in the northeast, as well as additional spending on information technology in connection with the integration of Agway Energy.

Financing Activities.    Net cash used in financing activities for the year ended September 24, 2005 of $53.4 million reflects the impact of the March 31, 2005 debt refinancing which included the early retirement of $340.0 million of private placement senior notes and a related prepayment premium of $32.0 million, offset by net proceeds of $373.0 million, net of a discount, from the issuance of an additional $250.0 million of 6.875% senior notes due 2013 (bringing the total principal amount of such notes to $425.0 million) and borrowings of $125.0 million under our new Term Loan (see Summary of Long-Term Debt Obligations and Revolving Credit Lines below). In addition, we had borrowings of $26.8 million under our Revolving Credit Agreement in order to fund increased working capital needs during the heating season, offset by $4.2 million in fees associated with closing of the March 31, 2005 debt refinancing and the Third Amended and Restated Credit Agreement in October 2004. Quarterly distributions to holders of our Common Units and the General Partner at a rate $0.6125 per Common Unit for each quarter of fiscal 2005 amounted to $76.6 million.

Net cash provided by financing activities for the year ended September 25, 2004 was $141.2 million as a result of: (i) net proceeds of $169.1 million from the issuance of $175.0 million aggregate principal amount of 6.875% senior notes due 2013, a portion of which was used to fund a portion of the Agway Acquisition; and, (ii) net proceeds of $87.6 million from a public offering of approximately 3.0 million Common Units (including full exercise of the underwriters’ over-allotment option) during December 2003 to fund a portion of the Agway Acquisition; offset by: (i) the payment of a total of $72.5 million for our quarterly distributions of $0.5875 per Common Unit during each of the first two quarters of fiscal 2004, $0.60 per Common Unit during the third quarter of fiscal 2004 and $0.6125 per Common Unit during the fourth quarter of fiscal 2004; and, (ii) the repayment of the third annual principal installment of $42.5 million due under the 1996 Senior Note Agreement (which was terminated as a result of the Refinancing).

Summary of Long-Term Debt Obligations and Revolving Credit Lines

On October 20, 2004, our Operating Partnership executed the Third Amended and Restated Credit Agreement (the ‘‘Revolving Credit Agreement’’), which replaced the Second Amended and Restated Credit Agreement then due to expire in May 2006. The Revolving Credit Agreement extended the maturity to October 20, 2008 and provided available credit of $150.0 million in the form of a $75.0 million revolving working capital facility, of which $15.0 million could be used to issue letters of credit, and a separate $75.0 million letter of credit facility. The Second Amended and Restated Credit Agreement provided a $75.0 million working capital facility and a $25.0 million acquisition facility. In connection with the Revolving Credit Agreement, our permitted leverage ratio (the ratio of total debt to EBITDA) was reduced from a ratio of 5.0 to 1 to a ratio of less than 4.5 to 1.

On March 31, 2005, we completed a refinancing (the ‘‘Refinancing’’) of our Operating Partnership’s $297.5 million outstanding principal amount of 1996 Senior Notes due 2011 and $42.5 million outstanding principal amount of 2002 Senior Notes due 2012 (collectively, the ‘‘Redeemed Notes’’). Under the Refinancing, we issued $250.0 million of additional notes under the indenture governing our 2003 Senior Notes and received proceeds of approximately $246.9 million, net of a $2.0 million discount on sale and related underwriter fees. In addition, our Operating Partnership entered into the first amendment to the Revolving Credit Agreement to provide, among other things, for a five-year $125.0 million term loan facility (the ‘‘Term Loan’’). The total net proceeds of approximately $371.9 million from the issuance of additional senior notes under the indenture governing the 2003 Senior Notes and from the $125.0 million of borrowings under the Term Loan, together with cash of approximately $7.3 million, were used to prepay the Redeemed Notes, including a prepayment premium of approximately $32.0 million and interest accrued on the Redeemed Notes of approximately $6.4 million from the last interest payment date through the date of redemption.

The Redeemed Notes required an annual principal repayment of $42.5 million through 2012. The Refinancing replaced the annual cash requirement for principal amortization with the $125.0 million five-year Term Loan due 2010 and the $250.0 million of additional 2003 Senior Notes due 2013, significantly extending our debt maturities and eliminating refinancing risk associated with the amortization of the Redeemed Notes. The Refinancing is expected to reduce our annual interest expense for at least the next five years. We recorded a one-time charge of $36.2 million for the year ended September 24, 2005 as a result of the Refinancing to reflect the loss on debt extinguishment associated with the prepayment premium of $32.0 million and the write-off of $4.2 million of unamortized bond issuance costs associated with the Redeemed Notes.

As a result of the Refinancing, we eliminated our requirement under the Redeemed Notes to maintain a leverage ratio and an interest coverage ratio without adding a comparable financial covenant under the 2003 Senior Notes. As a result of the first amendment to the Revolving Credit Agreement, our Operating Partnership’s permitted leverage ratio was reduced from a ratio of 4.5 to 1 to a ratio of less than 4.0 to 1 and the interest coverage ratio (the ratio of EBITDA to interest expense) was amended to require maintenance of a ratio of greater than 2.5 to 1 on a consolidated basis. The Revolving Credit Agreement and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to our Operating Partnership and us, respectively; including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. We were in compliance with all covenants and terms of all of our debt agreements as of September 24, 2005 and as of the end of each fiscal quarter for all periods presented.

On August 26, 2005, we completed the second amendment to the Revolving Credit Agreement pursuant to which the lenders (i) eliminated the stand-alone $75.0 million letter of credit facility and combined that credit with the existing revolving working capital facility; (ii) increased the revolving working capital facility by an additional $25.0 million, thereby raising the amount of the working capital facility from $75.0 million to $175.0 million (including the $75.0 million from the former stand-alone letter of credit facility); (iii) extended the revolving credit facility’s expiration date to match the March 31, 2010 maturity date of the $125.0 million Term Loan; and, (iv) amended certain other terms to effect the foregoing. All other terms and conditions under the Revolving Credit Agreement remained the same. As of September 24, 2005, there was $26.8 million outstanding under the working capital facility of the Revolving Credit Agreement that was used to fund working capital requirements.

The 2003 Senior Notes mature on December 15, 2013, and require semi-annual interest payments that began on June 15, 2004. We are permitted to redeem some or all of the 2003 Senior Notes any time on or after December 15, 2008, at redemption prices specified in the indenture governing the 2003 Senior Notes. In addition, embedded within the 2003 Senior Notes is a change of control provision that would require us to offer to repurchase the notes at 101% of the principal amount repurchased, if the holders of the notes elected to exercise the right of repurchase.

Borrowings under the Revolving Credit Agreement, including the Term Loan, bear interest at a rate based upon either LIBOR or Wachovia National Bank's prime rate, plus, in each case, the applicable margin or the Federal Funds rate plus 1/2 of 1%. An annual facility fee ranging from 0.375% to 0.50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur.

In connection with the Term Loan, our Operating Partnership also entered into an interest rate swap contract with a notional amount of $125.0 million with the issuing lender. Effective March 31, 2005 through March 31, 2010, our Operating Partnership will pay a fixed interest rate of 4.66% to the issuing lender on notional principal amount of $125.0 million, effectively fixing the LIBOR portion of the interest rate at 4.66%. In return, the issuing lender will pay to our Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The applicable margin above LIBOR, as defined in the Revolving Credit Agreement, is not included in, and will be paid in addition to, this fixed interest rate of 4.66%.

Partnership Distributions

We will make distributions in an amount equal to all of our Available Cash, as defined in our Second Amended and Restated Partnership Agreement (the ‘‘Partnership Agreement’’), approximately 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. Our Board of Supervisors reviews the level of Available Cash on a quarterly basis based upon information provided by management. During fiscal 2005, we paid quarterly distributions to our Common Unitholders of $0.6125 per Common Unit. On October 20, 2005, our Board of Supervisors declared a quarterly distribution of $0.6125 per Common Unit in respect of the fourth quarter of fiscal 2005, which was paid on November 8, 2005 to holders of record on November 1, 2005.

Quarterly distributions include Incentive Distribution Rights (‘‘IDRs’’) payable to the General Partner to the extent the quarterly distribution exceeds $0.55 per Common Unit. The IDRs represent an incentive for the General Partner (which is majority-owned by senior management of the Partnership) to increase the distributions to Common Unitholders in excess of $0.55 per Common Unit. With regard to the first $0.55 of the Common Unit distribution, 98.46% of the Available Cash is distributed to the Common Unitholders and 1.54% is distributed to the General Partner. With regard to the balance of the Common Unit distributions paid, 85% of the Available Cash is distributed to the Common Unitholders and 15% is distributed to the General Partner.

Pension Plan Assets and Obligations

While our pension asset portfolio has experienced significantly improved asset returns over the past three fiscal years, the funded status of our defined benefit pension plan continues to be affected by the negative impact of the low interest rate environment on the actuarial value of the projected benefit obligations, as well as the cumulative impact of prior losses particularly during fiscal 2002 and fiscal 2001. The projected benefit obligation as of September 24, 2005 exceeded the market value of pension plan assets by $40.2 million, an increase of $5.2 million compared to the $35.0 million underfunded position at the end of the prior year.

Our defined benefit pension plan was frozen to new participants effective January 1, 2000 and, in furtherance of our effort to minimize future increases in our benefit obligations, effective January 1, 2003, all future service credits were eliminated. Therefore, eligible participants will receive interest credits only toward their ultimate defined benefit under the defined benefit pension plan. There were no minimum funding requirements for the defined benefit pension plan during fiscal 2005, 2004 or 2003. However, in an effort to proactively address our funded status, we elected to make voluntary contributions to our defined benefit pension plan of $15.1 million and $10.0 million during fiscal 2004 and fiscal 2003, respectively. These voluntary contributions, coupled with improved asset returns in our pension asset portfolio during fiscal 2005, fiscal 2004 and fiscal 2003, partially offset the negative effects on the funded status of further declines in the interest rate environment.

In addition, during fiscal 2004 lump sum benefit payments to either terminated or retired individuals of $12.3 million exceeded the interest cost component of the net periodic pension cost. As a result, pursuant to SFAS 88 we recorded a non-cash settlement charge of $5.3 million in order to accelerate recognition of a portion of cumulative unrecognized losses in the defined benefit pension plan. These unrecognized losses were previously accumulated as a reduction to partners’ capital and were being amortized to expense as part of our net periodic pension cost in accordance with SFAS No. 87 ‘‘Employers’ Accounting for Pensions.’’ As of September 24, 2005, the cumulative reduction to partners’

capital decreased to $75.7 million, compared to $76.9 million at the end of fiscal 2004, primarily as a result of continued strength in our asset portfolio returns, offset to an extent by lower benchmark interest rates. The cumulative reduction to partners’ capital is attributable to the level of unrealized losses experienced on our pension assets over the past several years and represents non-cash charges to our partners’ capital with no impact on the results of operations for the year ended September 24, 2005. Additional pension settlement charges may be required in future periods depending on the level of lump sum benefit payments.

There can be no assurance that future declines in capital markets, or interest rates, will not have an adverse impact on our results of operations or cash flow. For purposes of computing the actuarial valuation of projected benefit obligations, we reduced the discount rate assumption from 5.50% as of September 25, 2004 to 5.25% as of September 24, 2005 to reflect current market expectations related to long-term interest rates and the projected duration of our pension obligations based on a benchmark index with similar characteristics as the expected cash flow requirements of our defined benefit pension plan over the long-term. Additionally, for purposes of the computation of the periodic pension cost for fiscal 2005, 2004 and 2003 we assumed declining long-term rates of return on plan assets of 7.50%, 7.75% and 8.50%, respectively, based on the investment mix of our pension asset portfolio, historical asset performance and expectations for future performance. There are currently no minimum funding requirements projected for fiscal 2006 and, based on information provided by our actuaries, we do not project any minimum funding requirements until fiscal 2009.

We also provide postretirement health care and life insurance benefits for certain retired employees. Partnership employees who were hired prior to July 1993 and retired prior to March 1998 are eligible for such benefits if they reached a specified retirement age while working for the Partnership. Effective January 1, 2000, we terminated our postretirement benefit plan for all eligible employees retiring after March 1, 1998. All active and eligible employees who were to receive benefits under the postretirement plan subsequent to March 1, 1998 were provided a settlement by increasing their accumulated benefits under the defined benefit pension plan noted above. Our postretirement health care and life insurance benefit plans are unfunded.

Long-Term Debt Obligations and Operating Lease Obligations

Contractual Obligations

Long-term debt obligations and future minimum rental commitments under noncancelable operating lease agreements as of September 24, 2005 are due as follows:

(Dollars in thousands)

	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	2010 and thereafter	Total
Long-term debt	$27,225	$—	$—	$—	$548,070	$575,295
Operating leases	20,295	15,096	10,688	5,856	5,814	57,749
Total long-term debt obligations and lease commitments	$47,520	$15,096	$10,688	$5,856	$553,884	$633,044

Additionally, we have standby letters of credit in the aggregate amount of $53.0 million, in support of retention levels under our casualty insurance programs and certain lease obligations, which expire periodically through October 25, 2006.

Off-Balance Sheet Arrangements

Operating Leases

We lease certain property, plant and equipment for various periods under noncancelable operating leases, including the majority of our railroad tank cars, approximately 69% of our vehicle fleet, approximately 26% of our customer service centers and portions of our information systems equipment.

Rental expense under operating leases was $28.6 million, $27.3 million and $24.3 million for fiscal years 2005, 2004 and 2003, respectively. Future minimum rental commitments under noncancelable operating lease agreements as of September 24, 2005 are presented in the table above.

Guarantees

We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2012. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $18.1 million. Of this amount, the fair value of residual value guarantees for operating leases entered into after December 31, 2002 is reflected in other liabilities, with a corresponding amount included within other assets in the accompanying consolidated balance sheet totaling $6.3 million and $3.7 million as of September 24, 2005 and September 25, 2004, respectively.

Recently Issued Accounting Standards

In March 2005, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 47, ‘‘Accounting for Conditional Asset Retirement Obligations’’ (‘‘FIN 47’’). FIN 47 clarifies the term conditional asset retirement obligation as a legal obligation to retire an asset when the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also requires an entity to recognize a liability for the fair value of the conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective beginning with the Partnership’s fiscal year ending September 30, 2006. The Partnership is currently evaluating the provisions of FIN 47 and currently believes that adoption will not have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued a revised SFAS No. 123, ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’). SFAS 123R is a revision of SFAS No. 123 ‘‘Accounting for Stock-Based Compensation’’ and supersedes APB Opinion No. 25 ‘‘Accounting for Stock Issued to Employees’’. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. SFAS 123R eliminates the alternative of using the APB Opinion No. 25 intrinsic value method of accounting that was provided for in SFAS No. 123 as originally issued and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. SFAS 123R is effective beginning with the Partnership’s fiscal year ending September 30, 2006. The Partnership has historically recognized unearned compensation associated with awards of equity instruments ratably to expense over the vesting period (see Note 10). Accordingly, adoption of SFAS 123R is not expected to have an impact on the Partnership’s consolidated financial position, results of operation or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 24, 2005, we were a party to exchange-traded futures and option contracts, forward contracts and in certain instances, over-the-counter options (collectively ‘‘derivative instruments’’) to manage the price risk associated with future purchases of the commodities used in our operations, principally propane and fuel oil. Futures and forward contracts require that we sell or acquire propane or fuel oil at a fixed price at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane or fuel oil at a specified price during a specified time period; the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of the product to the respective party or are settled by the payment of a net amount equal to the difference between the then current price and the fixed contract price. The contracts are entered into in anticipation of market movements and to manage and hedge exposure to fluctuating prices of propane and fuel oil, as well as to help ensure the availability of product during periods of high demand.

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

Interest Rate Risk

A portion of our long-term borrowings bear interest at a variable rate based upon either LIBOR or Wachovia National Bank's prime rate, plus an applicable margin depending on the level of our total leverage. Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. On March 31, 2005, we entered into a $125.0 million interest rate swap contract in conjunction with the new Term Loan facility under the Revolving Credit Agreement. The interest rate swap is being accounted for under SFAS 133 and has been designated as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized in other comprehensive (loss)/income (‘‘OCI’’) until the hedged item is recognized in earnings. At September 24, 2005, the fair value of the interest rate swap was $1.3 million and was included within other liabilities.

Derivative Instruments and Hedging Activities

We account for derivative instruments in accordance with the provisions of SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149 (‘‘SFAS 133’’). All derivative instruments are reported on the balance sheet, within other current assets or other current liabilities, at their fair values. Fair values for forward contracts and futures are derived from quoted market prices for similar instruments traded on the NYMEX. On the date that futures, forward and option contracts are entered into, we make a determination as to whether the derivative instrument qualifies for designation as a hedge. Changes in the fair value of derivative instruments are recorded each period in current period earnings or OCI, depending on whether a derivative instrument is designated as a hedge and, if it is, the type of hedge. For derivative instruments designated as cash flow hedges, we formally assess, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in OCI to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in cost of products sold immediately.

Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings within operating expenses. A portion of our option contracts are not classified as hedges and, as such, changes in the fair value of these derivative instruments are recognized within operating expenses as they occur. The value of certain option contracts that do qualify as hedges and are designated as cash flow hedges under SFAS 133 have two components of value: time value and intrinsic value. The intrinsic value is the value by which the option is in the money (i.e., the amount by which the value of the commodity exceeds the exercise or ‘‘strike’’ price of the option). The remaining amount of option value is attributable to time value. We do not include the time value of option contracts in our assessment of hedge effectiveness and, therefore, record changes in the time value component of the options currently in earnings.

At September 24, 2005, the fair value of derivative instruments described above resulted in derivative assets of $0.6 million included within prepaid expenses and other current assets and derivative liabilities of $7.9 million included within other current liabilities. For the year ended September 24, 2005 operating expenses include unrealized (non-cash) losses of $2.5 million compared to unrealized (non-cash) losses of $4.5 million for the year ended September 25, 2004, attributable to the change in the fair value of derivative instruments not designated as hedges. As of September 24, 2005, there were no unrealized gains or losses attributable to commodity hedging transaction included within OCI.

Sensitivity Analysis

In an effort to estimate our exposure to unfavorable market price changes in propane or fuel oil related to our open positions under derivative instruments, we developed a model that incorporates the following data and assumptions:

A.	The actual fixed contract price of open positions as of September 24, 2005 for each of the future periods.

B.	The estimated future market prices for futures and forward contracts as of September 24, 2005 as derived from the NYMEX for traded propane or fuel oil futures for each of the future periods.

C.	The market prices determined in B. above were adjusted adversely by a hypothetical 10% change in the future periods and compared to the fixed contract settlement amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for each of the future months for which a future, forward and/or option contract exists indicate a reduction in potential future gains of $3.0 million as of September 24, 2005. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio. The average posted price of propane on September 24, 2005 at Mont Belvieu, Texas (a major storage point) was $1.1638 per gallon as compared to $0.8225 per gallon on September 25, 2004. The average posted price of fuel oil on September 24, 2005 at Linden, New Jersey was $1.909 per gallon as compared to $1.36 per gallon on September 25, 2004. Since the end of fiscal 2005, both propane and fuel oil average posted prices have declined approximately 15% to $0.9788 per gallon and $1.614 per gallon, respectively, on November 28, 2005.

As of September 24, 2005, our open position portfolio reflected a net short position (sell contracts) aggregating $22.3 million.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2005
Revenues	$424,046	$587,369	$327,180	$281,639	$1,620,234
Income (loss) before interest expense, loss on debt extinguishment and provision for income taxes (a)	34,853	75,070	(13,589)	(27,967)	68,367
Income (loss) from continuing operations (a)	24,901	64,481	(59,912)	(38,522)	(9,052)
Discontinued operations:
Gain on sale of customer service centers (b)	—	976	—	—	976
Net income (loss) (a)	24,901	65,457	(59,912)	(38,522)	(8,076)
Income (loss) from continuing operations per common unit – basic	0.77	1.89	(1.92)	(1.23)	(0.29)
Net income (loss) per common unit – basic (c)	0.77	1.91	(1.92)	(1.23)	(0.26)
Net income (loss) per common unit – diluted (c)	0.77	1.90	(1.92)	(1.23)	(0.26)
Cash provided by (used in)
Operating activities	(29,627)	7,531	44,383	16,718	39,005
Investing activities	(7,909)	(5,035)	(6,182)	(5,505)	(24,631)
Financing activities	(96)	(1,443)	(43,895)	(8,010)	(53,444)
EBITDA (e)	$43,972	$85,244	$(4,393)	$(17,718)	$107,105
Retail gallons sold
Propane	141,780	199,124	98,008	77,128	516,040
Fuel oil and refined fuels	65,906	92,886	48,468	37,276	244,536
Fiscal 2004 (d)
Revenues	$215,572	$567,324	$279,694	$244,664	$1,307,254
Income (loss) before interest expense and income taxes (a)	29,972	88,518	(14,057)	(34,654)	69,779
Income (loss) from continuing operations (a)	20,178	77,665	(24,321)	(44,578)	28,944
Discontinued operations:
Gain on sale of customer service centers (b)	—	14,205	619	11,508	26,332
(Loss) income from discontinued customer service centers	(87)	690	(635)	(940)	(972)
Net income (loss) (a)	20,091	92,560	(24,337)	(34,010)	54,304
Income (loss) from continuing operations per common unit – basic	0.70	2.26	(0.78)	(1.43)	0.96
Net income (loss) per common unit – basic (c)	0.70	2.68	(0.78)	(1.09)	1.79
Net income (loss) per common unit – diluted (c)	0.70	2.67	(0.78)	(1.09)	1.78
Cash provided by (used in)
Operating activities	11,561	11,773	77,902	(8,171)	93,065
Investing activities	(214,995)	15,355	(4,464)	7,547	(196,557)
Financing activities	240,315	(18,348)	(19,093)	(61,666)	141,208
EBITDA (e)	$37,114	$112,636	$(4,896)	$(12,972)	$131,882
Retail gallons sold
Propane	131,917	219,945	99,492	85,976	537,330
Fuel oil and refined fuels	8,058	104,157	60,298	47,956	220,469

(a)	These amounts include, in addition to the gain on sale of customer service centers, gains from the disposal of property, plant and equipment of $2.0 million for fiscal 2005 and $0.7 million for fiscal 2004.

(b)	Gain on sale of customer service centers recorded in the second quarter of fiscal 2005 reflects a $1.0 million finalization of certain purchase price adjustments with the buyer of the customer service centers sold in fiscal 2004. Gain on sale of customer service centers for fiscal 2004 reflects the sale of ten customer service centers during the second quarter for net cash proceeds of approximately $22.9 million, one customer service center we sold during the third quarter for net cash proceeds of approximately $0.9 million and 13 customer service centers we sold during the fourth quarter for net cash proceeds of approximately $15.6 million. We recorded a gain on sale in the second, third and fourth quarters of fiscal 2004 of approximately $14.1 million, $0.6 million and $11.6 million, respectively. Gains on sale of assets have been accounted for within discontinued operations pursuant to SFAS 144.

(c)	Basic net income (loss) per Common Unit is computed by dividing net income (loss), after deducting our general partner's interest, by the weighted average number of outstanding Common Units. Diluted net income per Common Unit is computed by dividing net income, after deducting our general partner's approximate 3.1% interest, by the weighted average number of outstanding Common Units and time vested restricted units granted under our 2000 Restricted Unit Plan. On March 31, 2004, the Emerging Issues Task Force (‘‘EITF’’) reached a consensus under EITF 03-6 ‘‘Participating Securities and the Two-Class Method Under FAS 128’’ (‘‘EITF 03-6’’) which requires, among other things, the use of the two-class method of computing earnings per unit when participating securities exist. The two-class method is an earnings allocation formula that computes earnings per unit for each class of Common Unit and participating security according to distributions declared and participation rights in undistributed earnings, as if all of the earnings were distributed to the limited partners and the general partner (inclusive of the IDRs which are considered participating securities for purposes of the application of EITF 03-6). We adopted EITF 03-6 at the end of fiscal 2004; however, the application of its consensus on the computation of our net income per Common Unit for the years ended September 24, 2005 or September 25, 2004 did not have any impact on annual net income per Common Unit. The requirements of EITF 03-6 do not apply to the computation of net income per Common Unit in periods in which a net loss is reported. Net income and income from continuing operations per Common Unit presented in this table for the first and second quarters of fiscal 2005 and 2004 reflect the impact of the application of EITF 03-6.

(d)	Includes the results from our acquisition of substantially all of the assets and liabilities of Agway Energy from December 23, 2003, the date of acquisition.

(e)	EBITDA represents net income/(loss) before deducting interest expense, loss on debt extinguishment, income taxes, depreciation and amortization. Our management uses EBITDA as a measure of liquidity and we are including it because we believe that it provides our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. Moreover, our revolving credit agreement requires us to use EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA is not a recognized term under GAAP and should not be considered as an alternative to net income/(loss) or net cash provided by/(used in) operating activities determined in accordance with GAAP. Because EBITDA as determined by us excludes some, but not all, items that affect net income/(loss), it may not be comparable to EBITDA or similarly titled measures used by other companies. The following table sets forth (i) our calculation of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by/(used in) operating activities (amounts in thousands):

Fiscal 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net income (loss)	$24,901	$65,457	$(59,912)	$(38,522)	$(8,076)
Add:
Provision for income taxes	89	109	138	467	803
Loss on debt extinguishment	—	—	36,242	—	36,242
Interest expense, net	9,863	10,480	9,943	10,088	40,374
Depreciation and amortization	9,119	9,198	9,196	10,249	37,762
EBITDA	43,972	85,244	(4,393)	(17,718)	107,105
Add (subtract):
Provision for income taxes	(89)	(109)	(138)	(467)	(803)
Loss on debt extinguishment	—	—	(36,242)	—	(36,242)
Interest expense, net	(9,863)	(10,480)	(9,943)	(10,088)	(40,374)
Gain on disposal of property, plant and equipment, net	(207)	(860)	(821)	(155)	(2,043)
Gain on sale of customer service centers	—	(976)	—	—	(976)
Changes in working capital and other assets and liabilities	(63,440)	(65,288)	95,920	45,146	12,338
Net cash provided by (used in)
Operating activities	$(29,627)	$7,531	$44,383	$16,718	$39,005
Investing activities	$(7,909)	$(5,035)	$(6,182)	$(5,505)	$(24,631)
Financing activities	$(96)	$(1,443)	$(43,895)	$(8,010)	$(53,444)

Fiscal 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net income (loss)	$20,091	$92,560	$(24,337)	$(34,010)	$54,304
Add:
Provision (benefit) for income taxes	83	83	(283)	120	3
Interest expense, net	9,711	10,770	10,547	9,804	40,832
Depreciation and amortization	7,229	9,223	9,177	11,114	36,743
EBITDA	37,114	112,636	(4,896)	(12,972)	131,882
Add (subtract):
(Provision) benefit for income taxes	(83)	(83)	283	(120)	(3)
Interest expense, net	(9,711)	(10,770)	(10,547)	(9,804)	(40,832)
(Gain) loss on disposal of property, plant and equipment, net	(82)	(79)	8	(562)	(715)
Gain on sale of customer service centers	—	(14,205)	(619)	(11,508)	(26,332)
Changes in working capital and other assets and liabilities	(15,677)	(75,726)	93,673	26,795	29,065
Net cash provided by (used in)
Operating activities	$11,561	$11,773	$77,902	$(8,171)	$93,065
Investing activities	$(214,995)	$15,355	$(4,464)	$7,547	$(196,557)
Financing activities	$240,315	$(18,348)	$(19,093)	$(61,666)	$141,208

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES.    The Partnership maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in the Partnership’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

On December 1, 2005, before filing this Annual Report, the Partnership completed an evaluation under the supervision and with the participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of September 24, 2005. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective at the reasonable assurance level as of September 24, 2005.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.    Due to the deployment of various initiatives, including the implementation of new information technology systems during fiscal 2005, we modified many of our internal controls over financial reporting during the quarter ended September 24, 2005. This modification of internal control over financial reporting was made to align our internal controls with the implementation of our new technology initiatives, principally related to our natural gas and electricity segment. Management continues to monitor these changes, as well as conducting an ongoing process of reviewing and evaluating our internal control over financial reporting.

There have been no other changes in our internal control over financial reporting (as defined in Rule 13(a)–15(f) of the Securities Exchange Act of 1934) during the quarter ended September 24, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting is included below.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting. The Partnership's internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Partnership's financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of September 24, 2005. In making this assessment, the Partnership used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in ‘‘Internal Control-Integrated Framework.’’ These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Partnership's assessment included documenting, evaluating and testing of the design and operating effectiveness of its internal control over financial reporting.

Based on the Partnership’s assessment, as described above, management has concluded that, as of September 24, 2005, the Partnership’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Partnership's internal control over financial reporting as of September 24, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in the ‘‘Report of Independent Registered Public Accounting Firm’’ on page F-2 of this Annual Report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information to be included under the caption ‘‘Election of Supervisors’’ and ‘‘Information Concerning the Board and Board Committees’’ in the Partnership's definitive proxy statement to be filed with the SEC pursuant to Regulation 14A of the Exchange Act in connection with the 2006 tri-annual meeting of Common Unitholders of the Partnership (the ‘‘Proxy Statement’’) is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information to be included under the caption ‘‘Executive Compensation’’ in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information to be included under the caption ‘‘Security Ownership of Certain Beneficial Owners and Management’’ in the Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information to be included under the caption ‘‘Executive Compensation — Certain Relationships and Related Transactions’’ in the Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be included under the caption ‘‘Principal Accounting Fees and Services’’ in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

1.	Financial Statements

See ‘‘Index to Financial Statements’’ set forth on page F-1.

2.	Financial Statement Schedule

See ‘‘Index to Financial Statement Schedule’’ set forth on page S-1.

3.	Exhibits

See ‘‘Index to Exhibits’’ set forth on page E-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUBURBAN PROPANE PARTNERS, L.P.

Date: December 5, 2005	By: /s/ MARK A. ALEXANDER Mark A. Alexander Chief Executive Officer and Appointed Supervisor

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MARK A. ALEXANDER	Chief Executive Officer and Appointed Supervisor	December 5, 2005

(MarkA. Alexander)

/s/ MICHAEL J. DUNN, JR.	President and Appointed Supervisor	December 5, 2005

(Michael J. Dunn, Jr.)

/S/ JOHN HOYT STOOKEY	Chairman and Elected Supervisor	December 5, 2005

(John Hoyt Stookey)

/s/ HAROLD R. LOGAN, JR.	Elected Supervisor	December 5, 2005

(Harold R. Logan, Jr.)

/s/ DUDLEY C. MECUM	Elected Supervisor	December 5, 2005

(Dudley C. Mecum)

/s/ ROBERT M. PLANTE	Vice President and Chief Financial Officer	December 5, 2005

(Robert M. Plante)

/s/ MICHAEL A. STIVALA	Controller and Chief Accounting Officer	December 5, 2005

(Michael A. Stivala)

INDEX TO EXHIBITS

The exhibits listed on this Exhibit Index are filed as part of this Annual Report. Exhibits required to be filed by Item 601 of Regulation S-K, which are not listed below, are not applicable.

Exhibit Number	Description
2.1	Recapitalization Agreement dated as of November 27, 1998 by and among the Partnership, the Operating Partnership, the General Partner, Millennium and Suburban Energy Services Group LLC. (Incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed December 3, 1998).
3.1	Second Amended and Restated Agreement of Limited Partnership of the Partnership dated as of May 26, 1999. (Incorporated by reference to the Partnership’s Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 on April 22, 1999).
3.2	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated as of May 26, 1999. (Incorporated by reference to the Partnership’s Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 on April 22, 1999).
4.1	Indenture, dated as of December 23, 2003, between Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York, as Trustee (including Form of Senior Global Exchange Note). (Incorporated by reference to Exhibit 10.28 to the Partnership’s Quarterly Report on Form 10-Q For the fiscal quarter ended December 27, 2003).
4.2	Exchange and Registration Rights Agreement, dated December 23, 2003 among Suburban Propane Partners, L.P., Suburban Energy Finance Corp., Wachovia Capital Markets, LLC and Goldman, Sachs & Co. (Incorporated by reference to Exhibit 4.1 to the Partnership’s registration statement on Form S-4 dated December 19, 2003).
4.3	Exchange and Registration Rights Agreement, dated March 31, 2005 among Suburban Propane Partners, L.P., Suburban Energy Finance Corp., Wachovia Capital Markets, LLC and Goldman, Sachs & Co. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report of Form 8-K filed April 1, 2005).
10.1	Employment Agreement dated as of March 5, 1996 between the Operating Partnership and Mr. Alexander. (Incorporated by reference to Exhibit 10.13 to the Partnership’s Current Report on Form 8-K filed April 29, 1996).
10.2	First Amendment to Employment Agreement dated as of March 5, 1996 between the Operating Partnership and Mr. Alexander entered into as of October 23, 1997. (Incorporated by reference to Exhibit 10.13 to the Partnership’s Current Report on Form 8-K filed April 29, 1996).
10.3	Second Amendment to Employment Agreement dated as of March 5, 1996 between the Operating Partnership and Mr. Alexander entered into as of April 14, 1999. (Incorporated by reference to Exhibit 10.15 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 27, 1997).
10.4	Form of Third Amendment to Employment Agreement dated as of March 5, 1996 between the Operating Partnership and Mr. Alexander, entered into November 2, 2005 (filed herewith).
10.5	Suburban Propane Partners, L.P. 2000 Restricted Unit Plan. (Incorporated by reference to Exhibit 10.16 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

Exhibit Number	Description
10.6	The Partnership’s Severance Protection Plan dated September 1996. (Incorporated by reference to Exhibit 10.18 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 28, 1996).
10.7	Form of Amendment to Suburban Propane Severance Protection Plan for Key Employees, adopted November 2, 2005 (filed herewith).
10.8	Suburban Propane, L.P. Long Term Incentive Plan, as amended and restated effective October 1, 1999. (Incorporated by reference to Exhibit 10.19 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002).
10.9	Form of Amendment to Suburban Propane, L.P. Long Term Incentive Program, adopted November 2, 2005 (filed herewith).
10.10	Suburban Propane L.P. 2003 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004).
10.11	Benefits Protection Trust dated May 26, 1999 by and between Suburban Propane Partners, L.P. and First Union National Bank. (Incorporated by reference to the Partnership’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 1999).
10.12	Compensation Deferral Plan of Suburban Propane Partners, L.P. and Suburban Propane, L.P. amended and restated as of January 1, 2004. (Incorporated by reference to Exhibit 10. 9 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004).
10.13	Form of Amendment to Compensation Deferral Plan of Suburban Propane Partners, L.P. and Suburban Propane, L.P., adopted November 2, 2005 (filed herewith).
10.14	Amended and Restated Supplemental Executive Retirement Plan of the Partnership (effective as of January 1, 1998). (Incorporated by reference to Exhibit 10.23 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001).
10.15	Amended and Restated Retirement Savings and Investment Plan of Suburban Propane effective as of January 1, 1998). (Incorporated by reference to Exhibit 10.24 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001).
10.16	Amendment No. 1 to the Retirement Savings and Investment Plan of Suburban Propane (effective January 1, 2002). (Incorporated by reference to Exhibit 10.25 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002).
10.17	Third Amended and Restated Credit Agreement dated October 20, 2004, as amended by the First Amendment thereto dated March 17, 2005, as further amended by the Second Amendment thereto dated August 25, 2005. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed August 29, 2005).
10.18	First Amendment to the Third Amended and Restated Credit Agreement dated as of March 11, 2005 (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed April 1, 2005).

Exhibit Number	Description
10.19	Second Amendment to the Third Amended and Restated Credit Agreement dated as of August 26, 2005 (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed August 29, 2005).
10.20	Asset Purchase Agreement by and Among Agway Energy Products, LLC, Agway Energy Services, Inc., Agway Energy Services PA, Inc., Agway, Inc. and Suburban Propane, L.P., dated as of November 10, 2003 (incorporated by reference to Exhibit 10.28 to the Partnership's Current Report on Form 8-K filed December 5, 2003).
14.1	Code of Ethics. (Incorporated by reference to Exhibit 14.1 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004).
21.1	Subsidiaries of Suburban Propane Partners, L.P. (incorporated by reference to Exhibit 21.1 of the Partnership’s Annual Report on Form 10-K for the year ended September 25, 2004).
23.1	Consent of Independent Registered Public Accounting Firm. (Filed herewith).
31.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
31.2	Certification of the Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
32.2	Certification of the Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

INDEX TO FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Supervisors and Unitholders of
Suburban Propane Partners, L.P.:

We have completed an integrated audit of Suburban Propane Partners, L.P.’s 2005 consolidated financial statements and of its internal control over financial reporting as of September 24, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Suburban Propane Partners, L.P. and its subsidiaries at September 24, 2005 and September 25, 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 24, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Suburban Propane Partners, L.P. maintained effective internal control over financial reporting as of September 24, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of September 24, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Partnership’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Florham Park, New Jersey
December 5, 2005

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 24, 2005	September 25, 2004
ASSETS
Current assets:
Cash and cash equivalents	$14,411	$53,481
Accounts receivable, less allowance for doubtful accounts of $9,965 and $7,896, respectively	109,918	91,000
Inventories	80,565	64,141
Prepaid expenses and other current assets	31,909	44,272
Total current assets	236,803	252,894
Property, plant and equipment, net	399,985	406,702
Goodwill	281,359	282,015
Other intangible assets, net	20,685	25,582
Other assets	26,765	24,814
Total assets	$965,597	$992,007
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$63,569	$60,664
Accrued employment and benefit costs	20,291	25,152
Short-term borrowings	26,750	—
Current portion of long-term borrowings	475	42,940
Accrued insurance	11,505	12,724
Customer deposits and advances	62,099	61,265
Accrued interest	10,975	10,067
Other current liabilities	26,548	32,152
Total current liabilities	222,212	244,964
Long-term borrowings	548,070	472,975
Postretirement benefits obligation	31,058	31,616
Accrued insurance	34,952	25,517
Accrued pension liability	40,206	35,035
Other liabilities	12,983	13,782
Total liabilities	889,481	823,889
Commitments and contingencies
Partners' capital:
Common Unitholders (30,279 and 30,257 units issued and outstanding at September 24, 2005 and September 25, 2004, respectively)	159,199	238,880
General Partner	(1,779)	852
Deferred compensation	(5,887)	(5,778)
Common Units held in trust, at cost	5,887	5,778
Unearned compensation	(4,355)	(3,845)
Accumulated other comprehensive loss	(76,949)	(67,769)
Total partners' capital	76,116	168,118
Total liabilities and partners' capital	$965,597	$992,007

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)

	Year Ended
	September 24, 2005	September 25, 2004	September 27, 2003
Revenues
Propane	$969,943	$856,109	$680,840
Fuel oil and refined fuels	431,223	281,682	—
Natural gas and electricity	102,803	68,452	—
HVAC	106,115	92,072	46,938
Other	10,150	8,939	7,297
	1,620,234	1,307,254	735,075
Costs and expenses
Cost of products sold	1,067,248	779,029	358,582
Operating	396,235	361,696	232,462
General and administrative	47,191	53,888	36,661
Restructuring costs (Note 7)	2,775	2,942	—
Impairment of goodwill (Note 6)	656	3,177	—
Depreciation and amortization	37,762	36,743	27,520
	1,551,867	1,237,475	655,225
Income before interest expense, loss on debt extinguishment and provision for income taxes	68,367	69,779	79,850
Loss on debt extinguishment	36,242	—	—
Interest income	(310)	(429)	(334)
Interest expense	40,684	41,261	33,963
(Loss) income before provision for income taxes	(8,249)	28,947	46,221
Provision for income taxes	803	3	202
(Loss) income from continuing operations	(9,052)	28,944	46,019
Discontinued operations (Note 17):
Gain on sale of customer service centers	976	26,332	2,483
(Loss) income from discontinued service centers	—	(972)	167
Net (loss) income	$(8,076)	$54,304	$48,669
General Partner's interest in net (loss) income	$(251)	$1,310	$1,193
Limited Partners' interest in net (loss) income	$(7,825)	$52,994	$47,476
(Loss) income per Common Unit – basic
(Loss) income from continuing operations	$(0.29)	$0.96	$1.77
Discontinued operations	0.03	0.83	0.10
Net (loss) income	$(0.26)	$1.79	$1.87
Weighted average number of Common Units outstanding – basic	30,276	29,599	25,359
(Loss) income per Common Unit – diluted
(Loss) income from continuing operations	$(0.29)	$0.96	$1.76
Discontinued operations	0.03	0.82	0.10
Net (loss) income	$(0.26)	$1.78	$1.86
Weighted average number of Common Units outstanding – diluted	30,276	29,705	25,495

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	September 24, 2005	September 25, 2004	September 27, 2003
Cash flows from operating activities:
Net (loss) income	$(8,076)	$54,304	$48,669
Adjustments to reconcile net income to net cash provided by operations:
Depreciation expense	32,865	33,344	27,097
Amortization of intangible assets	4,897	3,399	423
Amortization of debt origination costs	1,514	1,421	1,291
Amortization of unearned compensation	1,806	1,171	863
Amortization of discount on long-term borrowings	117	—	—
Gain on disposal of property, plant and equipment, net	(2,043)	(715)	(636)
Gain on sale of customer service centers	(976)	(26,332)	(2,483)
Pension settlement charge	—	5,337	—
Impairment of goodwill	656	3,177	—
Loss on debt extinguishment	36,242	—	—
Changes in assets and liabilities, net of businesses acquired and of dispositions:
(Increase)/decrease in accounts receivable	(18,918)	10,047	(4,101)
(Increase) in inventories	(16,424)	(10,677)	(5,339)
Decrease/(increase) in prepaid expenses and other current assets	4,315	(13,155)	576
Increase/(decrease) in accounts payable	3,326	17,603	(1,208)
(Decrease)/increase in accrued employment and benefit costs	(4,861)	1,024	(632)
Increase/(decrease) in accrued interest	908	2,610	(1,209)
(Decrease)/increase in other accrued liabilities	(5,989)	20,233	(1,825)
(Increase)/decrease in other noncurrent assets	(3,552)	619	(7,435)
Increase/(decrease) in other noncurrent liabilities	13,198	(10,345)	3,249
Net cash provided by operating activities	39,005	93,065	57,300
Cash flows from investing activities:
Capital expenditures	(29,301)	(26,527)	(14,050)
Acquisition of Agway Energy, net of cash acquired	—	(211,181)	—
Proceeds from sale of property, plant and equipment	4,670	1,799	1,994
Proceeds from sale of customer service centers, net	—	39,352	7,197
Net cash used in investing activities	(24,631)	(196,557)	(4,859)
Cash flows from financing activities:
Long-term debt repayments	(340,440)	(42,911)	(88,939)
Long-term debt issuance, net of discount	372,953	175,000	—
Short-term borrowings	26,750	—	—
Expenses associated with debt agreements	(4,175)	(5,947)	(826)
Prepayment premium associated with debt extinguishment	(31,980)	—	—
Net proceeds from issuance of Common Units	—	87,566	72,186
Partnership distributions	(76,552)	(72,500)	(60,052)
Net cash (used in)/provided by financing activities	(53,444)	141,208	(77,631)
Net (decrease)/increase in cash and cash equivalents	(39,070)	37,716	(25,190)
Cash and cash equivalents at beginning of year	53,481	15,765	40,955
Cash and cash equivalents at end of year	14,411	53,481	15,765
Supplemental disclosure of cash flow information:
Cash paid for interest	$42,457	$35,252	$33,635
Non-cash adjustment for minimum pension liability	$(1,242)	$2,096	$(4,938)

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)

	Number of Common Units	Common Unitholders	General Partner	Deferred Compensation	Common Units Held in Trust	Unearned Compensation	Accumulated Other Comprehensive (Loss)/Income	Total Partners' Capital	Comprehensive Income/(Loss)
Balance at September 28 , 2002	24,631	$103,680	$1,924	$(11,567)	$11,567	$(1,924)	$(84,394)	$19,286
Net income		47,476	1,193					48,669	$48,669
Other comprehensive income:
Net unrealized losses on cash flow hedges							(1,129)	(1,129)	(1,129)
Less: Reclassification of realized gains on cash flow hedges into earnings							(683)	(683)	(683)
Minimum pension liability adjustment							4,938	4,938	4,938
Comprehensive income									$51,795
Partnership distributions		(58,502)	(1,550)					(60,052)
Sale of Common Units under public offering, net of offering expenses	2,625	72,186						72,186
Distribution of Common Units held in trust				5,772	(5,772)			—
Grants issued under Restricted
Unit Plan, net of forfeitures		1,110				(1,110)		—
Amortization of Restricted
Unit Plan, net of forfeitures						863		863
Balance at September 27 , 2003	27,256	165,950	1,567	(5,795)	5,795	(2,171)	(81,268)	84,078
Net income		52,994	1,310					54,304	$54,304
Other comprehensive income:
Net unrealized gains on cash flow hedges							9,129	9,129	9,129
Less: Reclassification of realized losses on cash flow hedges into earnings							1,129	1,129	1,129
Non-cash pension settlement charge							5,337	5,337	5,337
Minimum pension liability adjustment							(2,096)	(2,096)	(2,096)
Comprehensive income									$67,803
Partnership distributions		(70,475)	(2,025)					(72,500)
Sale of Common Units under public offering, net of offering expenses	2,990	87,566						87,566
Common Units issued under
Restricted Unit Plan	11
Common Units distributed into trust				(159)	159			—
Distribution of Common Units held in trust				176	(176)			—
Grants issued under Restricted Unit Plan, net of forfeitures		2,845				(2,845)		—
Amortization of Restricted Unit Plan, net of forfeitures						1,171		1,171
Balance at September 25, 2004	30,257	238,880	852	(5,778)	5,778	(3,845)	(67,769)	168,118
Net loss		(7,825)	(251)					(8,076)	$(8,076)
Other comprehensive income/(loss):
Net unrealized losses on cash flow hedges							(1,293)	(1,293)	(1,293)
Less: Reclassification of realized gains on cash flow hedges into earnings							(9,129)	(9,129)	(9,129)
Minimum pension liability adjustment							1,242	1,242	1,242
Comprehensive loss									$(17,256)
Partnership distributions		(74,172)	(2,380)					(76,552)
Common Units issued under
Restricted Unit Plan	22
Common Units distributed into trust				(109)	109			—
Grants issued under Restricted Unit Plan, net of forfeitures		2,316				(2,316)		—
Amortization of Restricted Unit Plan, net of forfeitures						1,806		1,806
Balance at September 24, 2005	30,279	$159,199	$(1,779)	$(5,887)	$5,887	$(4,355)	$(76,949)	$76,116

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the ‘‘Partnership’’) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and other refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership installs and services a wide variety of home comfort equipment, particularly for heating, ventilation and air conditioning (‘‘HVAC’’). The limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (‘‘Common Units’’), with 30,279,059 Common Units outstanding at September 24, 2005. The limited partners are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Second Amended and Restated Agreement of Limited Partners (the ‘‘Partnership Agreement’’), such as the election of three of the five members of the Board of Supervisors and vote on the removal of the general partner.

Suburban Propane, L.P. (the ‘‘Operating Partnership’’), a Delaware limited partnership, is the Partnership’s operating subsidiary formed to operate the propane business and assets. In addition, Suburban Sales & Service, Inc. (the ‘‘Service Company’’), a subsidiary of the Operating Partnership, was formed to operate the service work and appliance and parts businesses of the Partnership. The Operating Partnership, together with its direct and indirect subsidiaries, accounts for substantially all of the Partnership’s assets, revenues and earnings. The Partnership, the Operating Partnership and the Service Company commenced operations in March 1996 in connection with the Partnership’s initial public offering.

The general partner of both the Partnership and the Operating Partnership is Suburban Energy Services Group LLC (the ‘‘General Partner’’), a Delaware limited liability company. The General Partner is majority-owned by senior management of the Partnership and owns a combined 1.54% general partner interest in the Partnership and the Operating Partnership. The General Partner appoints two of the five members of the Board of Supervisors.

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

On November 21, 2003, Suburban Heating Oil Partners, LLC, a subsidiary of HomeTown Hearth & Grill, was formed to acquire and operate the fuel oil and other refined fuels and HVAC assets and businesses of Agway Energy acquired on December 23, 2003 (see Note 3). In addition, Agway Energy Services, LLC, also a subsidiary of HomeTown Hearth & Grill, was formed to acquire and operate the natural gas and electricity marketing business of Agway Energy.

Suburban Energy Finance Corporation, a direct wholly-owned subsidiary of the Partnership, was formed on November 26, 2003 to serve as co-issuer, jointly and severally with the Partnership, of the Partnership’s 6.875% senior notes due in 2013 (see Note 9).

The Partnership serves more than 1,000,000 active residential, commercial, industrial and agricultural customers from approximately 370 customer service centers in 30 states. The Partnership’s operations are concentrated in the east and west coast regions of the United States. No single customer accounted for 10% or more of the Partnership’s revenues during fiscal 2005, 2004 or 2003. During fiscal 2005, 2004 and 2003, three suppliers provided approximately 33%, 36% and 42%, respectively, of the Partnership’s total domestic propane supply. The Partnership believes that, if supplies from any of these three suppliers were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations.

2.	Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of the Partnership and all of its direct and indirect subsidiaries. All significant intercompany transactions and account balances have been eliminated. The Partnership consolidates the results of operations, financial condition and cash flows of the Operating Partnership as a result of the Partnership’s 98.9899% limited partner interest in the Operating Partnership and its ability to influence control over the major operating and financial decisions through the powers of the Board of Supervisors provided for in the Partnership Agreement.

Fiscal Period. The Partnership’s fiscal year ends on the last Saturday nearest to September 30.

Revenue Recognition. Sales of propane, fuel oil and other refined fuels are recognized at the time product is delivered to the customer. Revenue from the sale of appliances and equipment is recognized at the time of sale or when installation is complete, as applicable. Revenue from repairs, maintenance and other service activities is recognized upon completion of the service. Revenue from HVAC service contracts is recognized ratably over the service period. Revenue from the natural gas and electricity business is recognized based on customer usage as determined by meter readings, plus an amount for natural gas and electricity delivered but unbilled at the end of each accounting period.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles (‘‘GAAP’’) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates have been made by management in the areas of insurance and litigation reserves, environmental reserves, pension and other postretirement benefit liabilities and costs, valuation of derivative instruments, depreciation and amortization of long-lived assets, asset valuation assessment, as well as the allowance for doubtful accounts. Actual results could differ from those estimates, making it reasonably possible that a change in these estimates could occur in the near term.

Cash and Cash Equivalents. The Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of these instruments.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and other refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost.

Derivative Instruments and Hedging Activities. The Partnership enters into a combination of exchange-traded futures and option contracts, forward contracts and in certain instances, over-the-counter options (collectively, ‘‘derivative instruments’’) to manage the price risk associated with future purchases of the commodities used in its operations, principally propane and fuel oil, as well as to ensure supply during periods of high demand. All derivative instruments are reported on the balance sheet, within other current assets or other current liabilities, at their fair values pursuant to Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ as amended by SFAS Nos. 137, 138 and 149 (‘‘SFAS 133’’). On the date that futures, forward and option contracts are entered into, the Partnership makes a determination as to whether the derivative instrument qualifies for designation as a hedge. Changes in the fair value of derivative instruments are recorded each period in current period earnings or other comprehensive income (loss) (‘‘OCI’’), depending on whether a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivative instruments designated as cash flow hedges, the Partnership formally assesses, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in OCI to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of cash flow hedges used to hedge future purchases are recognized in operating expenses immediately. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings within operating expenses and reclassified to cost of products sold once realized.

A portion of the Partnership’s option contracts are not classified as hedges and, as such, changes in the fair value of these derivative instruments are recognized within operating expenses as they occur. The value of certain option contracts that do qualify as hedges and are designated as cash flow hedges under SFAS 133 have two components of value: time value and intrinsic value. The intrinsic value is the value by which the option is in the money (i.e., the amount by which the value of the commodity exceeds the exercise or ‘‘strike’’ price of the option). The remaining amount of option value is attributable to time value. The Partnership does not include the time value of option contracts in its assessment of hedge effectiveness and, therefore, records changes in the time value component of the options currently in earnings.

Market risks associated with the trading of futures, options and forward contracts are monitored daily for compliance with the Partnership’s Hedging and Risk Management Policy which includes volume limits for open positions. Open inventory positions are also reviewed and managed daily as to exposures to changing market prices.

A portion of the Partnership’s long-term borrowings bear interest at a variable rate based upon either LIBOR or Wachovia National Bank's prime rate, plus an applicable margin depending on the level of the Partnership’s total leverage. Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. The Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. On March 31, 2005, the Partnership entered into a $125,000 interest rate swap contract in conjunction with the new Term Loan facility under the Revolving Credit Agreement (see Note 9). The interest rate swap is being accounted for under SFAS 133 and the Partnership has designated the interest rate swap as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized in OCI until the hedged item is recognized in earnings. At September 24, 2005, the fair value of the interest rate swap amounted to $1,293 and is included within other liabilities.

Long-Lived Assets. Long-lived assets include:

Property, plant and equipment. Property, plant and equipment are stated at cost. Expenditures for maintenance and routine repairs are expensed as incurred while betterments are capitalized as additions to the related assets and depreciated over the asset’s remaining useful life. The Partnership capitalizes costs incurred in the acquisition and modification of computer software used internally, including consulting fees and costs of employees dedicated solely to a specific project. At the time assets are retired, or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized within operating expenses. Depreciation is determined for related groups of assets under the straight-line method based upon their estimated useful lives as follows:

Buildings	40 Years
Building and land improvements	10-40 Years
Transportation equipment	4-30 Years
Storage facilities	7-40 Years
Equipment, primarily tanks and cylinders	3-40 Years
Computer software	3-7 Years

The Partnership reviews the recoverability of long-lived assets when circumstances occur that indicate that the carrying value of an asset group may not be recoverable. Such circumstances include a significant adverse change in the manner in which an asset group is being used, current operating losses combined with a history of operating losses experienced by the asset group or a current expectation that an asset group will be sold or otherwise disposed of before the end of its previously estimated useful life. Evaluation of possible impairment is based on the Partnership’s ability to recover the value of the asset group from the future undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If the expected undiscounted cash flows are less than the carrying amount of such asset, an impairment loss is recorded as the amount by which the carrying amount of an asset group exceeds its fair value. The fair value of an asset group will be measured using the best information available, including prices for similar assets or the result of using a discounted cash flow valuation technique.

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

Other Intangible Assets. Other intangible assets consist of non-compete agreements and acquired leasehold interests, customer lists and tradenames. Non-compete agreements are amortized under the straight-line method over the periods of the related agreements, ending periodically between fiscal years 2006 and 2010. Leasehold interests are amortized under the straight-line method over the shorter of the lease term or the useful life of the related assets, through fiscal 2025. Customer lists and tradenames are amortized under the straight-line method over the estimated period for which the assets are expected to contribute to the future cash flows of the reporting entities to which they relate, ending periodically between fiscal years 2006 and 2019.

Accrued Insurance. Accrued insurance represents the estimated costs of known and anticipated or unasserted claims under the Partnership’s general and product, workers’ compensation and automobile insurance policies. Accrued insurance provisions for unasserted claims arising from unreported incidents are based on an analysis of historical claims data. For each claim, the Partnership records a self-insurance provision up to the estimated amount of the probable claim utilizing actuarially determined loss development factors applied to actual claims data. The Partnership maintains insurance coverage wherein our net exposure for insured claims is limited to the insurance deductible, claims above which are paid by the Partnership’s insurance carriers. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets related to the amount of the liability expected to be covered by insurance. Claims are generally settled within 5 years of origination.

Environmental Reserves. The Partnership establishes reserves for environmental exposures when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based upon the Partnership’s best estimate of costs associated with environmental remediation and ongoing monitoring activities. Accrued environmental reserves are exclusive of claims against third parties, and an asset is established where contribution or reimbursement from such third parties has been agreed and the Partnership is reasonably assured of receiving such contribution or reimbursement. Environmental reserves are not discounted.

Income Taxes. As discussed in Note 1, the Partnership structure consists of two limited partnerships, the Partnership and the Operating Partnership, and several corporate entities (the ‘‘Corporate Entities’’). For federal income tax purposes, as well as for state income tax purposes in the majority of the states in which the Partnership operates, the earnings attributable to the Partnership and the Operating Partnership are included in the tax returns of the individual partners. As a result, no recognition of income tax expense has been reflected in the Partnership’s consolidated financial statements relating to the earnings of the Partnership and the Operating Partnership. The earnings attributable to the Corporate Entities are subject to federal and state income taxes. Accordingly, the Partnership’s consolidated financial statements reflect income tax expense related to certain states that require income tax at the corporate level, as well as for the earnings of the Corporate Entities. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Common Unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership Agreement.

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

Unit-Based Compensation. The Partnership accounts for unit-based compensation in accordance with Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’, and related interpretations. Upon award of restricted units under the Partnership’s 2000 Restricted Unit Plan, unearned compensation equivalent to the market price of the Restricted Units on the date of grant is established as a reduction of partners’ capital. The unearned compensation is amortized ratably to expense over the restricted periods. The Partnership follows the disclosure only provision of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’). Pro forma net income and net income per Common Unit under the fair value method of accounting for Restricted Units under SFAS 123 would be the same as reported net income and net income per Common Unit.

Costs and Expenses. The cost of products sold reported in the consolidated statements of operations represents the weighted average unit cost of propane, fuel oil and other refined fuels, as well as the cost of natural gas and electricity sold, including transportation costs to deliver product from the Partnership’s supply points to storage or to the Partnership’s customer service centers. Cost of products sold also includes the cost of appliances, equipment and related parts sold or installed by the Partnership’s customer service centers computed on a basis that approximates the average cost of the products. Cost of products sold is reported exclusive of any depreciation and amortization as such amounts are reported separately within the consolidated statements of operations.

All other costs of operating the Partnership’s retail propane, fuel oil and other refined fuels distribution and appliance sales and service operations are reported within operating expenses in the consolidated statements of operations. These operating expenses include the compensation and benefits of field and direct operating support personnel, costs of operating and maintaining the vehicle fleet, overhead and other costs of the purchasing, training and safety departments and other direct and indirect costs of the Partnership’s customer service centers.

All costs of back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.

Net Income Per Unit. Basic net income per Common Unit, for each of the periods presented, is computed by dividing net income, after deducting the General Partner’s approximate 3.1% interest, by the weighted average number of outstanding Common Units. Diluted net income per Common Unit is computed by dividing net income, after deducting the General Partner’s approximate 3.1% interest, by the weighted average number of outstanding Common Units and time vested Restricted Units granted under the 2000 Restricted Unit Plan. Diluted net loss per Common Unit for the year ended September 24, 2005 does not include 134,471 Restricted Units as their effect would be anti-dilutive. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 105,711 units for the year ended September 25, 2004 to reflect the potential dilutive effect of the time vested Restricted Units outstanding using the treasury stock method. Net income is allocated to the Common Unitholders and the General Partner in accordance with their respective Partnership ownership interests, after giving effect to any priority income allocations for incentive distributions allocated to the General Partner.

Computations of earnings per Common Unit are performed in accordance with Emerging Issues Task Force (‘‘EITF’’) consensus 03-6 ‘‘Participating Securities and the Two-Class Method Under FAS 128’’ (‘‘EITF 03-6’’), when applicable. EITF 03-6 requires, among other things, the use of the two-class method of computing earnings per unit when participating securities exist. The two-class method is an earnings allocation formula that computes earnings per unit for Common Units and participating securities according to distributions declared and participation rights in undistributed earnings, as if all of the earnings were distributed to limited partners and the general partner (inclusive of the incentive distribution rights of the General Partner which are considered participating securities for purposes of the application of EITF 03-6). EITF 03-6 was adopted by the Partnership at the end of fiscal 2004. However, the requirements of EITF 03-6 do not apply to the computation of net income (loss) per Common Unit in periods in which a net loss is reported and therefore did not have any impact on annual net loss per Common Unit for the year ended September 24, 2005. In addition, the application of EITF 03-6 on the computation of our net income per Common Unit for the year ended September 25, 2004 did not have any impact on annual net income per Common Unit. EITF 03-6 may have an impact on the computation of net income per Common Unit on a quarterly basis, depending on the level of net income in relation to distributions declared.

Comprehensive Income. The Partnership reports comprehensive (loss)/income (the total of net income and all other non-owner changes in partners’ capital) within the consolidated statement of partners’ capital. Comprehensive (loss)/income includes unrealized gains and losses on derivative instruments accounted for as cash flow hedges and minimum pension liability adjustments.

Recently Issued Accounting Standards. In March 2005, the Financial Accounting Standards Board (the ‘‘FASB’’) issued FASB Interpretation No. 47, ‘‘Accounting for Conditional Asset Retirement Obligations’’ (‘‘FIN 47’’). FIN 47 clarifies the term conditional asset retirement obligation as a legal obligation to retire an asset when the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also requires an entity to recognize a liability for the fair value of the conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective beginning with the Partnership’s fiscal year ending September 30, 2006. The Partnership is currently evaluating the provisions of FIN 47 and currently believes that adoption will not have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued a revised SFAS No. 123, ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’). SFAS 123R is a revision of SFAS No. 123 ‘‘Accounting for Stock-Based Compensation’’ and supersedes APB Opinion No. 25 ‘‘Accounting for Stock Issued to Employees’’. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. SFAS 123R eliminates the alternative of using the APB Opinion No. 25 intrinsic value method of accounting that was provided for in SFAS No. 123 as originally issued and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. SFAS 123R is effective beginning with the Partnership’s fiscal year ending September 30, 2006. The Partnership has historically recognized unearned compensation associated with awards of equity instruments ratably to expense over the vesting period (see Note 10). Accordingly, adoption of SFAS 123R is not expected to have an impact on the Partnership’s consolidated financial position, results of operation or cash flows.

Reclassifications. Certain prior period amounts have been reclassified to conform with the current period presentation.

3.	Acquisition of Agway Energy

On December 23, 2003, the Partnership acquired substantially all of the assets and operations of Agway Energy Products, LLC, Agway Energy Services, Inc. and Agway Energy Services PA, Inc. (collectively referred to as ‘‘Agway Energy’’) pursuant to an asset purchase agreement dated November 10, 2003 (the ‘‘Agway Acquisition’’). Agway Energy was a leading regional marketer of propane, fuel oil, gasoline and diesel fuel primarily in New York, Pennsylvania, New Jersey and Vermont. To complement its core marketing and delivery business, Agway Energy also installed and serviced a wide variety of home comfort equipment, particularly in the areas of HVAC. The Agway Acquisition was consistent with the Partnership’s business strategy of prudently pursuing acquisitions of retail propane distributors and other energy-related businesses that can complement or supplement its core propane operations. The Agway Acquisition also expanded the Partnership’s presence in the northeast energy market. The total cost of the Agway Acquisition, including the purchase price of $205,055 (net of a working capital adjustment paid to the Partnership of $945), $2,650 for non-compete agreements with certain members of the management of Agway Energy and $3,500 in transaction related costs, was approximately $211,205.

The Agway Acquisition was financed with net proceeds of $87,566 from the issuance of 2,990,000 Common Units in December 2003 (see Note 16) and a portion of the net proceeds from the offering of unsecured 6.875% senior notes (see Note 9). The results of Agway Energy have been included in the Partnership’s consolidated financial statements from the date of the Agway Acquisition. The cost of the Agway Acquisition was allocated to the assets acquired and liabilities assumed according to estimated fair values as follows:

Net current assets	$31,241
Property, plant and equipment	112,187
Intangible assets	28,046
Goodwill	41,956
Other assets, principally environmental escrow asset (see Note 14)	13,750
Deferred tax assets	21,519
Deferred tax asset valuation allowance	(21,519)
Severance and other restructuring costs	(2,225)
Environmental reserve (see Note 14)	(13,750)
Total cost of Agway Acquisition	$211,205

The following unaudited pro forma information presents the results of operations of the Partnership as if the Agway Acquisition had occurred at the beginning of the periods presented. The pro forma information, however, is not necessarily indicative of the results of operations assuming the Agway Acquisition had occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Year Ended
	September 25, 2004	September 27, 2003
As reported
Revenues	$1,307,254	$735,075
Income from continuing operations	28,944	46,019
Income from continuing operations per Common Unit – basic	$0.96	$1.77
Pro Forma
Revenues	$1,475,579	$1,424,552
Income from continuing operations	33,235	56,302
Income from continuing operations per Common Unit – basic	$1.10	$2.17

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

The Partnership makes distributions to its partners approximately 45 days after the end of each fiscal quarter of the Partnership in an aggregate amount equal to its Available Cash for such quarter. Available Cash, as defined in the Partnership Agreement, generally means all cash on hand at the end of the respective fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. These reserves are retained for the proper conduct of the Partnership’s business, the payment of debt principal and interest and for distributions during the next four quarters. Distributions by the Partnership in an amount equal to 100% of its Available Cash will generally be made 98.46% to the Common Unitholders and 1.54% to the General Partner, subject to the payment of incentive distributions to the General Partner to the extent the quarterly distributions exceed a target distribution of $0.55 per Common Unit.

As defined in the Partnership Agreement, the General Partner has certain Incentive Distribution Rights (‘‘IDRs’’) which represent an incentive for the General Partner to increase distributions to Common Unitholders in excess of the target quarterly distribution of $0.55 per Common Unit. With regard to the first $0.55 of quarterly distributions paid in any given quarter, 98.46% of the Available Cash is distributed to the Common Unitholders and 1.54% is distributed to the General Partner (98.29% and 1.71%, respectively, prior to the December 2003 public offering and 98.11% and 1.89%, respectively, prior to the June 2003 public offering described in Note 16). With regard to the balance of quarterly distributions in excess of the $0.55 per Common Unit target distribution, 85% of the Available Cash is distributed to the Common Unitholders and 15% is distributed to the General Partner.

The following summarizes the quarterly distributions per Common Unit declared and paid in respect of each of the quarters in the three fiscal years in the period ended September 24, 2005:

	September 24, 2005	September 25, 2004	September 27, 2003
First Quarter	$0.6125	$0.5875	$0.5750
Second Quarter	0.6125	0.6000	0.5750
Third Quarter	0.6125	0.6125	0.5875
Fourth Quarter	0.6125	0.6125	0.5875

On October 19, 2005, the Board of Supervisors declared a quarterly distribution of $0.6125 per Common Unit in respect of the fourth quarter of fiscal 2005, which was paid on November 8, 2005 to holders of record on November 1, 2005. This quarterly distribution includes incentive distributions payable to the General Partner to the extent the quarterly distribution exceeds $0.55 per Common Unit.

5.	Selected Balance Sheet Information

Inventories consist of the following:

	September 24, 2005	September 25, 2004
Propane and refined fuels	$66,383	$50,286
Natural gas	3,267	2,003
Appliances and related parts	10,915	11,852
	$80,565	$64,141

The Partnership enters into contracts to buy propane, fuel oil and natural gas for supply purposes. Such contracts generally have one year terms subject to annual renewal, with costs based on market prices at the date of delivery.

Property, plant and equipment consist of the following:

	September 24, 2005	September 25, 2004
Land and improvements	$31,698	$30,811
Buildings and improvements	76,746	77,119
Transportation equipment	40,257	43,529
Storage facilities	81,333	82,665
Equipment, primarily tanks and cylinders	436,918	424,174
Computer software	27,083	21,224
Construction in progress	9,954	10,088
	703,989	689,610
Less: accumulated depreciation	304,004	282,908
	399,985	406,702

Depreciation expense for the years ended September 24, 2005, September 25, 2004 and September 27, 2003 amounted to $32,865, $33,344 and $27,097, respectively. Depreciation expense for the year ended September 24, 2005 included a non-cash charge of $425 related to an impairment of assets as a result of a realignment of the Partnership’s field operations in the fourth quarter of fiscal 2005 (see Note 7). Depreciation expense for the year ended September 25, 2004 included a non-cash charge of $1,000 related to a write-down of assets abandoned as a result of facility integration efforts in the Partnership’s northeast operations following the Agway Acquisition. As of September 24, 2005, the Partnership had approximately $5,099 of assets held for sale which were included in property, plant and equipment and are being actively marketed.

6.	Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with SFAS No. 142, ‘‘Goodwill and Other Intangible Assets’’ (‘‘SFAS 142’’), goodwill is not amortized to expense. Rather, goodwill is subject to an impairment review at a reporting unit level, on an annual basis in August of each year, or when an event occurs or circumstances change that would indicate potential impairment. As a result of the estimated discounted cash flows in the annual impairment review, the Partnership recorded a non-cash charge of $656 for the impairment of goodwill associated with its HVAC segment for the year ended September 24, 2005. During fiscal 2004, as a result of continued losses in one of the Partnership’s reporting units acquired in fiscal 1999, the carrying value of goodwill was considered to be fully impaired when applying the discounted cash flow valuation analysis. Accordingly, the Partnership recorded a non-cash charge of $3,177 within the consolidated statement of operations related to goodwill impairment for the year ended September 25, 2004.

The changes in the carrying amount of goodwill for the year ended September 24, 2005 are as follows:

	Propane	Fuel Oil and Refined Fuels	Natural Gas and Electricity	HVAC	All Other	Total
Balance as of September 27, 2003	$240,059	$—	$—	$—	$3,177	$243,236
Acquired goodwill	22,500	10,900	7,900	656	—	41,956
Goodwill impairment charge recognized					(3,177)	(3,177)
Balance as of September 25, 2004	$262,559	$10,900	$7,900	$656	$—	$282,015
Goodwill impairment charge recognized	—	—	—	(656)	—	(656)
Balance as of September 24, 2005	$262,559	$10,900	$7,900	$—	$—	$281,359

Other intangible assets, the majority of which were acquired in the Agway Acquisition, consist of the following:

	September 24, 2005	September 25, 2004
Customer lists	$19,866	$19,866
Tradenames	2,531	3,513
Non-compete agreements	4,956	5,467
Other	1,967	1,967
	29,320	30,813
Less: accumulated amortization	8,635	5,231
	$20,685	$25,582

Aggregate amortization expense related to other intangible assets for the years ended September 24, 2005, September 25, 2004 and September 27, 2003 was $4,897, $3,399 and $423, respectively. Amortization expense for the year ended September 24, 2005 included a non-cash charge of $810 attributable to an impairment in the value of tradenames associated with the HVAC segment which were acquired in the Agway Acquisition. Aggregate amortization expense related to other intangible assets for each of the five succeeding fiscal years as of September 24, 2005 is as follows: 2006 – $2,587; 2007 – $2,036; 2008 – $1,999, 2009 – $1,995 and 2010-$1,965.

7.	Restructuring Costs

For the year ended September 24, 2005, the Partnership recorded a restructuring charge of $2,775 within the consolidated statements of operations related primarily to employee termination costs incurred as a result of actions taken during fiscal 2005. Specifically, during the fourth quarter of fiscal 2005 the Partnership approved and initiated a plan of reorganization to realign the field operations in an effort to streamline the operating footprint and leverage the system infrastructure to achieve additional operational efficiencies and reduce costs. As a result of this field realignment, the Partnership recorded a restructuring charge of $2,150 during the fourth quarter of fiscal 2005 associated with severance and other employee benefits for approximately 85 positions eliminated under the plan.

During fiscal 2004, in connection with the initial integration of certain management and back office functions of Agway Energy, the Partnership’s management approved and initiated plans to restructure the operations of both the Partnership and Agway Energy. Restructuring charges of $2,942 related to plans that had an impact on the assets, employees and operations of the Partnership were recorded in the statement of operations for fiscal 2004 when specific decisions were approved and costs associated with such activities were incurred. Severance and other restructuring or relocation costs associated with assets, employees and operations of Agway Energy in the amount of $2,225 were recorded as liabilities assumed in the purchase business combination and resulted in an increase to goodwill (see Note 3).

The components of remaining restructuring charges are as follows:

	Reserve at September 25, 2004	Charges Through September 24, 2005	Utilization Through September 24, 2005	Reserve at September 24, 2005
Charges expensed:
Severance and other employee costs	$715	$2,625	$(1,669)	$1,671
Other exit costs	—	150	—	150
Total	$715	$2,775	$(1,669)	$1,821
Charges recorded in purchase accounting:
Severance and other employee costs	$139	$—	$(139)	$—
Relocation costs	235	—	(116)	119
Other exit costs	1,000	—	(699)	301
Total	$1,374	$—	$(954)	$420

The $2,241 in restructuring and other exit costs as of September 24, 2005 is expected to be paid over the course of the next twelve months.

8.    Income Taxes

For federal income tax purposes, as well as for state income tax purposes in the majority of the states in which the Partnership operates, the earnings attributable to the Partnership and the Operating Partnership are not subject to corporate level income tax. Rather, the taxable income or loss, which may vary substantially from the net income or net loss reported by the Partnership in the consolidated statement of operations, is includable in the federal and state income tax returns of the individual partners. The aggregate difference in the basis of the Partnership’s net assets for financial and tax reporting purposes cannot be readily determined as the Partnership does not have access to information regarding each partner’s tax attributes in the Partnership. The earnings of the Corporate Entities that do not qualify under the Internal Revenue Code for partnership status are subject to federal and state income taxes. The Partnership’s fuel oil and other refined fuels, natural gas and electricity and HVAC business segments are structured as Corporate Entities and, as such, are subject to corporate level income tax.

The income tax provision/(benefit) of the Partnership consists of the following:

	September 24, 2005	September 25, 2004	September 27, 2003
Current
Federal	$(6)	$(302)	$10
State and local	809	305	192
Deferred	—	—	—
	$803	$3	$202

The federal income tax benefits reported for fiscal 2005 and 2004 result from a refund of prior taxes paid.

The provision for income taxes differs from income taxes computed at the United States federal statutory rate as a result of the following:

	September 24, 2005	September 25, 2004	September 27, 2003
Income tax provision at federal statutory tax rate	$(2,546)	$19,006	$17,105
Impact of Partnership income not subject to federal income taxes	(10,710)	(27,477)	(20,221)
Permanent differences	(1,632)	1,135	—
Change in valuation allowance	14,888	7,336	3,362
State income taxes	809	305	192
Other, net	(6)	(302)	(236)
Provision for income taxes	$803	$3	$202

The components of net deferred taxes and the related valuation allowance as of September 24, 2005 and September 25, 2004 using current enacted tax rates are as follows:

	September 24, 2005	September 25, 2004
Deferred tax assets:
Net operating loss carryforwards	$45,524	$30,409
Allowance for doubtful accounts	1,946	1,097
Inventory	531	860
Amortization of intangible assets	557	531
Depreciation	48	—
Derivative instruments	1,777	301
Severance and other exit costs	375	473
Other accruals	740	1,301
Total deferred tax assets	51,498	34,972
Deferred tax liabilities:
Depreciation	—	261
Total deferred tax liabilities	—	261
Net deferred tax assets	51,498	34,711
Valuation allowance	(51,498)	(34,711)
Net deferred tax assets	$—	$—

In order to fully realize the net deferred tax assets, the Corporate Entities will need to generate future taxable income. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of current taxable income and projections of future taxable income of the Corporate Entities over the periods which deferred tax assets are expected to be deductible, management believes that it is more likely than not that the Partnership will not realize the full benefit of its deferred tax assets as of September 24, 2005 and September 25, 2004. Of the total valuation allowance as of September 24, 2005, $21,519 was established through purchase accounting for the Agway Acquisition in December 2003. To the extent that a reversal of a portion of the valuation allowance is warranted in the future, the reversal will be recorded as a reduction of goodwill with no impact on the deferred tax provision.

As of September 24, 2005, the Partnership had tax loss carryforwards for federal income tax reporting purposes of approximately $124,639 which are available to offset future federal taxable income and expire between 2011 and 2025.

9.    Short-Term and Long-Term Borrowings

Short-term and long-term borrowings consist of the following:

	September 24, 2005	September 25, 2004
Senior Notes, 6.875%, due December 15, 2013, net of unamortized discount of $1,930	$423,070	$175,000
Term Loan, 6.29% to 7.16%, due March 31, 2010	125,000	—
Senior Notes, 7.54%, redeemed March 31, 2005	—	297,500
Senior Notes, 7.37%, redeemed March 31, 2005	—	42,500
Note payable , 8%, due in annual installments through 2006	475	915
Short-term borrowings under Revolving Credit Agreement	26,750	—
	575,295	515,915
Less: current portion	27,225	42,940
	$548,070	$472,975

On March 31, 2005, the Partnership completed a refinancing (the ‘‘Refinancing’’) of all of the outstanding principal amount of the Operating Partnership’s 1996 Senior Notes and the 2002 Senior Notes (as defined below). Under the Refinancing, the Partnership issued $250,000 of additional notes under the indenture governing the 2003 Senior Notes (see below) and received proceeds of approximately $246,875, net of a $2,047 discount on sale and related underwriter fees. In addition, the Operating Partnership entered into an amendment to its Revolving Credit Agreement (see below) to provide, among other things, for a five-year $125,000 term loan facility (the ‘‘Term Loan’’). The total net proceeds of approximately $371,875 from the Refinancing, together with cash of approximately $7,335, were used to prepay $297,500 outstanding principal amount of 1996 Senior Notes and $42,500 outstanding principal amount of 2002 Senior Notes (collectively, the ‘‘Redeemed Notes’’), including a prepayment premium of approximately $31,980, interest accrued on the Redeemed Notes of approximately $6,391 from the last interest payment date through the date of redemption and related costs associated with the Refinancing.

The Redeemed Notes required an annual principal repayment of $42,500 through 2012. The Refinancing replaced the annual cash requirement for principal amortization with the $125,000 five-year Term Loan due 2010 and the $250,000 of senior notes due 2013 issued under the indenture governing the 2003 Senior Notes, significantly extending the Partnership’s debt maturities and eliminating refinancing risk associated with the amortization of the Redeemed Notes. The Refinancing is expected to reduce the Partnership’s annual interest expense for at least the next five years. The Partnership recorded a one-time charge of approximately $36,242 for the year ended September 24, 2005 as a result of the Refinancing to reflect the loss on debt extinguishment associated with the prepayment premium and the write-off of $4,262 of unamortized bond issuance costs associated with retirement of the Redeemed Notes.

On December 23, 2003, the Partnership and its subsidiary Suburban Energy Finance Corporation issued $175,000 aggregate principal amount of Senior Notes (the ‘‘2003 Senior Notes’’) with an annual interest rate of 6.875%. On March 31, 2005, in conjunction with the Refinancing, the Partnership and Suburban Energy Finance Corporation issued $250,000 additional senior notes under the indenture governing the 2003 Senior Notes through a debt offering under Rule 144A and Regulation S of the Securities Act of 1933. On September 23, 2005, pursuant to a registration rights agreement, the Partnership exchanged the $250,000 senior notes that were issued on March 31, 2005 in the Refinancing with $250,000 senior notes that were registered with the SEC. The Partnership’s obligations under the 2003 Senior Notes are unsecured and rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The 2003 Senior Notes are structurally subordinated to, which means they rank effectively behind, any senior debt and other liabilities of the Operating Partnership. The 2003 Senior Notes mature on December 15, 2013, and require semi-annual interest payments that began on June 15, 2004. The Partnership is permitted to redeem some or all of the 2003 Senior Notes any time on or after December 15, 2008, at redemption prices specified in the indenture governing the 2003 Senior Notes. In addition, in the event of a change of control of the Partnership, as defined in the indenture governing the 2003 Senior Notes, the Partnership must offer to repurchase the notes at 101% of the principal amount repurchased, if the holders of the notes exercise the right of repurchase. The 2003 Senior Notes contain certain restrictions applicable to the Partnership and certain of its subsidiaries with respect to (i) the incurrence of additional indebtedness; and, (ii) liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions.

On March 5, 1996, pursuant to a senior note agreement, the Operating Partnership issued $425,000 of Senior Notes (the ‘‘1996 Senior Notes’’) with an annual interest rate of 7.54%. The 1996 Senior Notes were scheduled to mature June 30, 2011, required semi-annual interest payments and obligated the Operating Partnership to repay the principal on the 1996 Senior Notes in equal annual installments of $42,500 which started on July 1, 2002. The first annual principal payment was refinanced on July 1, 2002 and the second and third annual principal payments were made on July 1, 2003 and 2004. The remaining outstanding principal amount of the 1996 Senior Notes of $297,500 was redeemed in full on March 31, 2005. On July 1, 2002, the Operating Partnership received $42,500 from the issuance of 7.37% Senior Notes due June 30, 2012 (the ‘‘2002 Senior Notes’’) in order to refinance the first annual principal payment of $42,500 under the 1996 Senior Notes. The 2002 Senior Notes were redeemed in full on March 31, 2005.

On October 20, 2004, the Operating Partnership executed the Third Amended and Restated Credit Agreement (the ‘‘Revolving Credit Agreement’’), replacing the Second Amended and Restated Credit Agreement which would have expired in May 2006. On March 31, 2005 in conjunction with the Refinancing, the Operating Partnership executed the first amendment to the Revolving Credit Agreement to provide, among other things, for the Term Loan due March 31, 2010. The Revolving Credit Agreement, as amended, was scheduled to expire on October 20, 2008 and in addition to the Term Loan provided available credit of $150,000 in the form of a $75,000 revolving working capital facility and a separate $75,000 letter of credit facility. On August 26, 2005, the Partnership completed the second amendment to the Revolving Credit Agreement which, among other things, extended the maturity date to March 31, 2010 to coincide with the maturity of the Term Loan, eliminated the stand-alone $75,000 letter of credit facility and combined that credit with the existing revolving working capital facility and increased the available revolving borrowing capacity by an additional $25,000, thereby raising the amount of the working capital facility to $175,000 (including the $75,000 from the former stand-alone letter of credit facility). The increased borrowing capacity will provide additional financial flexibility to support the Partnership’s growth strategies, particularly in the current high commodity price environment. All other terms and conditions under the Revolving Credit Agreement remained the same.

Borrowings under the Revolving Credit Agreement, including the Term Loan, bear interest at a rate based upon either LIBOR or Wachovia National Bank's prime rate, plus, in each case, the applicable margin or the Federal Funds rate plus 1/2 of 1%. An annual facility fee ranging from 0.375% to 0.50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of September 24, 2005, there was $26,750 outstanding under the working capital facility of the Revolving Credit Agreement that was used to fund working capital requirements.

In connection with the Term Loan, the Operating Partnership also entered into an interest rate swap contract with a notional amount of $125,000 with the issuing lender. Effective March 31, 2005 through March 31, 2010, the Operating Partnership will pay a fixed interest rate of 4.66% to the issuing lender on notional principal amount of $125,000, effectively fixing the LIBOR portion of the interest rate at 4.66%. In return, the issuing lender will pay to the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The applicable margin above LIBOR, as defined in the Revolving Credit Agreement, is not included in, and will be paid in addition to this fixed interest rate of 4.66%. The fair value of the interest rate swap amounted to $1,293 at September 24, 2005 and is included in other liabilities with a corresponding amount included within OCI.

The Revolving Credit Agreement and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. As a result of the Refinancing, the Partnership eliminated the requirement to maintain a leverage ratio and an interest coverage ratio associated with the Redeemed Notes without adding comparable financial covenants under the 2003 Senior Notes. Under the Revolving Credit Agreement, the Operating Partnership is required to maintain a leverage ratio of less than 4.0 to 1. In addition, the Operating Partnership is required to maintain an interest coverage ratio of greater than 2.5 to 1 on a consolidated basis. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the 2003 Senior Notes and the Revolving Credit Agreement as of September 24, 2005.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, the Partnership’s Senior Notes and Revolving Credit Agreement were capitalized within other assets and are being amortized on a straight-line basis over the term of the respective debt agreements. Other assets at September 24, 2005 and September 25, 2004 include debt origination costs with a net carrying amount of $8,848 and $10,506, respectively. Aggregate amortization expense related to deferred debt origination costs included within interest expense for the years ended September 24, 2005, September 25, 2004 and September 27, 2003 was $1,514, $1,421 and $1,291, respectively.

The aggregate amounts of long-term debt maturities subsequent to September 24, 2005 are as follows: 2006 – $27,225; 2007 – $0; 2008 – $0; 2009 – $0; and, thereafter-$548,070.

10.    Restricted Unit Plans

In November 2000, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan (the ‘‘2000 Restricted Unit Plan’’) which authorizes the issuance of Common Units with an aggregate value of $10,000 (487,804 Common Units valued at the initial public offering price of $20.50 per unit) to executives, managers and other employees of the Partnership. Restricted Units issued under the 2000 Restricted Unit Plan vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the issuance date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the issuance date. The 2000 Restricted Unit Plan participants are not eligible to receive quarterly distributions or vote their respective Restricted Units until vested. Restrictions also limit the sale or transfer of the units during the restricted periods. The value of the Restricted Unit is established by the market price of the Common Unit at the date of grant. Restricted Units are subject to forfeiture in certain circumstances as defined in the 2000 Restricted Unit Plan.

Following is a summary of activity in the 2000 Restricted Unit Plan:

	Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding September 28, 2002	111,986	$24.19
Awarded	44,288	27.74
Forfeited	(5,726)	(20.66)
Outstanding September 27, 2003	150,548	$25.37
Awarded	115,730	30.64
Forfeited	(27,560)	(25.46)
Issued	(10,605)	(20.66)
Outstanding September 25, 2004	228,113	$28.25
Awarded	94,239	33.20
Forfeited	(26,282)	(30.92)
Issued	(22,292)	(24.77)
Outstanding September 24, 2005	273,778	$29.17

During the years ended September 24, 2005, September 25, 2004 and September 27, 2003, the Partnership amortized $1,806, $1,171 and $863, respectively, of unearned compensation associated with the 2000 Restricted Unit Plan, net of forfeitures.

11.    Compensation Deferral Plan

In 1996, the Partnership adopted the 1996 Restricted Unit Award Plan (the ‘‘1996 Restricted Unit Plan’’) which authorized the issuance of Common Units with an aggregate value of $15,000 (731,707 Common Units valued at the initial public offering price of $20.50 per unit) to executives, managers and Elected Supervisors of the Partnership. According to the change of control provisions of the 1996 Restricted Unit Plan, all outstanding Restricted Units on the closing date of the Recapitalization in May 1999 vested and converted into Common Units. At the date of the Recapitalization, individuals who became members of the General Partner surrendered receipt of 553,896 Common Units, representing substantially all of their vested Restricted Units, in exchange for the right to participate in the Compensation Deferral Plan.

Effective May 26, 1999, in connection with the Partnership’s Recapitalization, the Partnership adopted the Compensation Deferral Plan (the ‘‘Deferral Plan’’) which provided for eligible employees of the Partnership to defer receipt of all or a portion of the vested Restricted Units granted under the 1996 Restricted Unit Plan in exchange for the right to participate in and receive certain payments under the Deferral Plan. Senior management of the Partnership surrendered 553,896 Common Units, at the date of the Recapitalization, into the Deferral Plan. The Partnership deposited into a trust on behalf of these individuals 553,896 Common Units. During fiscal 2000, certain members of management deferred receipt of an additional 42,925 Common Units granted under the Deferral Plan, with a fair value of $19.91 per Common Unit at the date of grant, by depositing the units into the trust.

In January 2003, in accordance with the terms of the Deferral Plan, 297,310 of the deferred units were distributed to the members of the General Partner and are freely traded. Certain members of management elected to further defer receipt of their deferred units (totaling 299,511 Common Units) until January 2008. During fiscal 2005, an additional 3,272 Common Units with a fair value of $109 were deposited into the Deferral Plan on behalf of individuals electing to defer receipt of Common Units vested under the 2000 Restricted Unit Plan. During fiscal 2004, 5,310 Common Units were deposited into the Deferral Plan and 7,490 Common Units were distributed out of the Deferral Plan, resulting in a net reduction of $17 in the deferred compensation liability and a corresponding reduction in the value of Common Units held in trust, both within partners’ capital.

As of September 24, 2005 and September 25, 2004, there were 300,603 and 297,331 Common Units, respectively, held in trust under the Deferral Plan. The value of the Common Units deposited in the trust and the related deferred compensation liability in the amount of $5,887 and $5,778 as of September 24, 2005 and September 25, 2004, respectively, are reflected in the accompanying consolidated balance sheets as components of partners’ capital. On November 2, 2005, the Deferral Plan was amended to, among other things, disallow any additional deferrals of Common Units into the trust subsequent to December 31, 2004.

12.    Employee Benefit Plans

Defined Contribution Plan. The Partnership has a defined contribution plan covering most employees. Employer contributions and costs are a percent of the participating employees’ compensation, subject to the achievement of annual performance targets of the Partnership. These contributions totaled $183, $1,261 and $1,305 for the years ended September 24, 2005, September 25, 2004 and September 27, 2003, respectively.

Pension Benefits and Retiree Health and Life Benefits.

Pension Benefits. The Partnership has a noncontributory defined benefit pension plan which was originally designed to cover all eligible employees of the Partnership who met certain requirements as to age and length of service. Effective January 1, 1998, the Partnership amended its noncontributory defined benefit pension plan to provide for a cash balance format as compared to a final average pay format which was in effect prior to January 1, 1998. The cash balance format is designed to evenly spread the growth of a participant’s earned retirement benefit throughout his/her career as compared to the final average pay format, under which a greater portion of employee benefits were earned toward the latter stages of one’s career. Effective January 1, 2000, participation in the noncontributory defined benefit pension plan was limited to eligible participants in existence on that date with no new participants eligible to participate in the plan. On September 20, 2002, the Board of Supervisors approved an amendment to the defined benefit pension plan whereby, effective January 1, 2003, future service credits ceased and eligible employees will now receive interest credits only toward their ultimate retirement benefit.

Contributions, as needed, are made to a trust maintained by the Partnership. The trust’s assets consist primarily of domestic and international mutual funds, as well as fixed income securities. Contributions to the defined benefit pension plan are made by the Partnership in accordance with the Employee Retirement Income Security Act of 1974 minimum funding standards plus additional amounts which may be determined from time to time. There were no minimum funding requirements for the defined benefit pension plan for fiscal 2005, 2004 or 2003. Recently, there has been increased scrutiny over cash balance defined benefit pension plans and resulting litigation regarding such plans sponsored by other companies. These developments may result in legislative changes impacting cash balance defined benefit pension plans in the future. While no such legislative changes have been adopted, and if adopted the impact on the Partnership’s defined benefit pension plan is not certain, there can be no assurances that future legislative developments will not have an adverse effect on the Partnership’s results of operations or cash flows.

Retiree Health and Life Benefits. The Partnership provides postretirement health care and life insurance benefits for certain retired employees. Partnership employees hired prior to July 1993 and that retired prior to March 1998 are eligible for such benefits if they reached a specified retirement age while working for the Partnership. Effective January 1, 2000, the Partnership terminated its postretirement benefit plan for all eligible employees retiring after March 1, 1998. All active and eligible employees who were to receive benefits under the postretirement plan subsequent to March 1, 1998, were provided a settlement by increasing their accumulated benefits under the cash balance pension plan noted above. The Partnership’s postretirement health care and life insurance benefit plans are unfunded.

Projected Benefit Obligation, Fair Value of Plan Assets and Funded Status. The following tables provide a reconciliation of the changes in the benefit obligations and the fair value of the plan assets for each of the years ended September 24, 2005 and September 25, 2004 and a statement of the funded status for both years using an end of year measurement date:

	Pension Benefits		Retiree Health and Life Benefits
	2005	2004	2005	2004
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$177,056	$174,176	$35,506	$37,182
Service cost	—	—	18	18
Interest cost	9,107	9,765	1,783	2,138
Actuarial loss/(gain)	12,025	13,415	(1,377)	(956)
Settlement payments	(8,251)	(12,288)	—	—
Benefits paid	(7,858)	(8,012)	(2,257)	(2,876)
Benefit obligation at end of year	$182,079	$177,056	$33,673	$35,506
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$142,021	$132,040	$—	$—
Actual return on plan assets	15,961	15,181	—	—
Employer contributions	—	15,100	2,257	2,876
Settlement payments	(8,251)	(12,288)	—	—
Benefits paid	(7,858)	(8,012)	(2,257)	(2,876)
Fair value of plan assets at end of year	$141,873	$142,021	$—	$—

	Pension Benefits		Retiree Health and Life Benefits
	2005	2004	2005	2004
Reconciliation of benefit obligations:
Funded status:
Funded status at end of year	$(40,206)	$(35,035)	$(33,673)	$(35,506)
Unrecognized prior service cost	—	—	(865)	(1,585)
Net unrecognized actuarial losses	75,656	76,898	1,269	2,646
Net amount recognized at end of year	$35,450	$41,863	$(33,269)	$(34,445)
Amounts recognized in consolidated balance sheets consist of:
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit liability	(40,206)	(35,035)	(33,269)	(34,445)
Accumulated other comprehensive (loss)	75,656	76,898	—	—
Net amount recognized at end of year	$35,450	$41,863	(33,269)	(34,445)
Less: Current portion			2,211	2,829
Non-current benefit liability			$(31,058)	$(31,616)

The change in accumulated other comprehensive (loss) attributable to a favorable movement in the minimum pension liability for the year ended September 24, 2005 was $1,242. During fiscal 2004, lump sum benefit payments to either terminated or retired individuals amounted to $12,288. The lump sum benefit payments exceeded the interest cost component of the net periodic pension cost of $9,765 and, as a result, the Partnership was required to recognize a non-cash settlement charge of $5,337 during the fourth quarter of fiscal 2004, pursuant to SFAS 88 ‘‘Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.’’ The non-cash charge was required to accelerate recognition of a portion of cumulative unrecognized losses in the defined benefit pension plan. These unrecognized losses were previously accumulated as a reduction to partners’ capital (cumulative reduction of $80,139 as of the end of the 2003 fiscal year) and were being amortized to expense as part of the Partnership’s net periodic pension cost in accordance with SFAS 87 ‘‘Employers’ Accounting for Pensions.’’

The Partnership made voluntary contributions of $15,100 and $10,000 to the defined benefit pension plan during fiscal 2004 and 2003, respectively, thereby taking proactive steps to improve the funded status of the plan and reduce the minimum pension liability.

Plan Asset Allocation. The following table presents the allocation of assets held in trust:

	September 24, 2005 Actual Allocation	September 25, 2004 Actual Allocation
Common stock	42%	42%
Corporate bonds	0%	8%
Government bonds	0%	12%
Mutual funds	55%	30%
Cash and cash equiva lents	3%	8%
	100%	100%

The Partnership’s investment policies and strategies, as set forth in the Investment Management Policy and Guidelines, are monitored by a Benefits Committee comprised of seven members of management. The investment objective related to the defined benefit pension plan assets is to maximize total return with strong emphasis on the preservation of capital. The target asset mix is as follows: (i) the domestic equity portfolio should range between 40% and 60%; (ii) the international equity portfolio should range between 5% and 25%; and, (iii) the fixed income portion of the portfolio should range between 20% and 50%.

Projected Contributions and Benefit Payments. There are no projected minimum funding requirements under the Partnership’s defined benefit pension plan for fiscal 2006. The Partnership estimates that retiree health and life benefit contributions will be $2,959 for fiscal 2006. Estimated future benefit payments for both pension and retiree health and life benefits are as follows:

Fiscal Year	Pension Benefits	Retiree Health and Life Benefits
2006	$17,940	$2,959
2007	14,695	2,921
2008	14,725	2,868
2009	14,974	2,810
2010	14,838	2,734
2011 through 2015	68,985	12,950

Effect on Operations. The following table provides the components of net periodic pension costs included in operating expenses for the years ended September 24, 2005, September 25, 2004 and September 27, 2003:

	Pension Benefits			Retiree Health and Life Benefits
	2005	2004	2003	2005	2004	2003
Service cost	$—	$—	$629	$18	$18	$17
Interest cost	9,107	9,765	11,376	1,783	2,138	2,641
Expected return on plan assets	(9,335)	(9,848)	(12,161)	—	—	—
Amortization of prior service cost	—	—	—	(720)	(720)	(720)
Settlement charge	—	5,337	—	—	—	—
Recognized net actuarial loss	6,641	5,986	4,066	—	—	342
Net periodic benefit costs	$6,413	$11,240	$3,910	$1,081	$1,436	$2,280

Actuarial Assumptions. The assumptions used in the measurement of the Partnership’s benefit obligations as of September 24, 2005 and September 25, 2004 are shown in the following table:

	Pension Benefits		Retiree Health and Life Benefits
	2005	2004	2005	2004
Weighted-average discount rate	5.25%	5.50%	5.25%	5.25%
Average rate of compensation increase	n/a	n/a	n/a	n/a

The assumptions used in the measurement of periodic pension and postretirement benefit costs for the years ended September 24, 2005, September 25, 2004 and September 27, 2003 are shown in the following table:

	Pension Benefits			Retiree Health and Life Benefits
	2005	2004	2003	2005	2004	2003
Weighted-average discount rate	5.50%	6.00%	6.75%	5.25%	6.00%	6.75%
Average rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average expected long-term rate of return on plan assets	7.50%	7.75%	8.50%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	11.00%	11.50%	13.00%

The discount rate assumption takes into consideration current market expectations related to long-term interest rates and the projected duration of the Partnership’s pension obligations based on a benchmark index with similar characteristics as the expected cash flow requirements of the Partnership’s defined benefit pension plan over the long-term. The long-term rate of return on plan assets assumption reflects estimated future performance in the Partnership’s pension asset portfolio considering the investment mix of the pension asset portfolio and historical asset performance.

The 11.00% increase in health care costs assumed at September 24, 2005 is assumed to decrease gradually to 5.00% in fiscal 2013 and to remain at that level thereafter. Increasing the assumed health care cost trend rates by 1.0% in each year would increase the Partnership’s benefit obligation as of September 24, 2005 by approximately $967 and the aggregate of service and interest components of net periodic postretirement benefit expense for the year ended September 24, 2005 by approximately $60. Decreasing the assumed health care cost trend rates by 1.0% in each year would decrease the Partnership’s benefit obligation as of September 24, 2005 by approximately $855 and the aggregate of service and interest components of net periodic postretirement benefit expense for the year ended September 24, 2005 by approximately $54. The Partnership has concluded that the prescription drug benefits within the retiree medical plan will not qualify for a Medicare subsidy available under recent legislation.

13.    Financial Instruments

Derivative Instruments and Hedging Activities. The Partnership purchases propane and refined fuels at various prices that are eventually sold to its customers, exposing the Partnership to market fluctuations in the price of these commodities. A control environment has been established which includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instruments and hedging activities. The Partnership closely monitors the potential impacts of commodity price changes and, where appropriate, utilizes commodity futures, forward and option contracts to hedge its commodity price risk, to protect margins and to ensure supply during periods of high demand. Derivative instruments are used to hedge a portion of the Partnership’s forecasted purchases for no more than one year in the future. There were no unrealized gains or losses associated with the Partnership’s commodity price hedging activities included in OCI as of September 24, 2005.

For the years ended September 24, 2005, September 25, 2004 and September 27, 2003, operating expenses included unrealized losses in the amount of $2,497, $4,523 and $1,500, respectively, attributable to changes in the fair value of derivative instruments not designated as hedges. In connection with the Agway Acquisition, the Partnership acquired certain futures and option contracts that were identified as hedges of future purchases of fuel oil and propane with a fair value of $6,327 which were recorded as derivative assets at fair value in purchase accounting. As the underlying futures and option contracts were settled during fiscal 2004, the derivative assets were charged to cost of products sold as an offset to the realized gains from contract settlement. The impact on cost of products sold represented a non-cash charge resulting from the application of purchase accounting on derivative instruments acquired. For the year ended September 25, 2004, the Partnership recorded a non-cash charge of $6,327 within cost of products sold related to contracts settled during the period.

In addition, borrowings under the Term Loan bear interest at a variable rate based upon either LIBOR or Wachovia National Bank's prime rate, plus an applicable margin depending on the level of the Operating Partnership’s total leverage. Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. On March 31, 2005, the Partnership entered into an interest rate swap agreement in order to manage its interest rate risk. The interest rate swap is being accounted for under SFAS 133 and has been designated as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized in OCI until the hedged item is recognized in earnings. As of September 24, 2005, an unrealized loss of $1,293 was included in OCI attributable to the interest rate swap agreement and is expected to be recognized in earnings as the interest on the Term Loan impacts earnings through March 31, 2010. However, due to changes in the interest rate environment, the corresponding value in OCI is subject to change prior to its impact on earnings.

Credit Risk. The Partnership’s principal customers are residential and commercial end users of propane and refined fuels served by approximately 370 customer service centers in 30 states. No single customer accounted for more than 10% of revenues during fiscal 2005, 2004 or 2003 and no concentration of receivables exists at the end of fiscal 2005 or 2004.

Futures contracts are traded on and guaranteed by the New York Mercantile Exchange (‘‘NYMEX’’) and as a result, have minimal credit risk. Futures contracts traded with brokers of the NYMEX require daily cash settlements in margin accounts. The Partnership is subject to credit risk with forward and option contracts entered into with various third parties to the extent the counterparties do not perform. The Partnership evaluates the financial condition of each counterparty with which it conducts business and establishes credit limits to reduce exposure to credit risk based on non-performance. The Partnership does not require collateral to support the contracts.

Fair Value of Financial Instruments. The fair value of cash and cash equivalents are not materially different from their carrying amounts because of the short-term nature of these instruments. The fair value of the Revolving Credit Agreement approximates the carrying value since the interest rates are periodically adjusted to reflect market conditions. Based on the current rates offered to the Partnership for debt of the same remaining maturities, the carrying value of the Partnership’s Senior Notes approximates their fair market value.

14.    Commitments and Contingencies

Commitments. The Partnership leases certain property, plant and equipment, including portions of the Partnership’s vehicle fleet, for various periods under noncancelable leases. Rental expense under operating leases was $28,559, $27,315 and $24,337 for the years ended September 24, 2005, September 25, 2004 and September 27, 2003, respectively.

Future minimum rental commitments under noncancelable operating lease agreements as of September 24, 2005 are as follows:

Fiscal Year

2006	$20,295
2007	15,096
2008	10,688
2009	5,856
2010 and thereafter	5,814

Contingencies. As discussed in Note 2, the Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At September 24, 2005 and September 25, 2004, the Partnership had accrued insurance liabilities of $46,457 and $38,241, respectively, representing the total estimated losses under these self-insurance programs. The Partnership is also involved in various legal actions which have arisen in the normal course of business, including those relating to commercial transactions and product liability. Management believes, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership’s financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insurance claims. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets related to the amount of the liability expected to be covered by insurance which amounted to $10,046 and $2,941 as of September 24, 2005 and September 25, 2004, respectively.

The Partnership is subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (‘‘CERCLA’’), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA, also known as the ‘‘Superfund’’ law, imposes joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a ‘‘hazardous substance’’ into the environment. Propane is not a hazardous substance within the meaning of CERCLA. However, the Partnership owns real property where such hazardous substances may exist.

The Partnership is also subject to various laws and governmental regulations concerning environmental matters and expects that it will be required to expend funds to participate in the remediation of certain sites, including sites where it has been designated by the Environmental Protection Agency (‘‘EPA’’) as a potentially responsible party (‘‘PRP’’) under CERCLA and at sites with above ground and underground fuel storage tanks.

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

Based on the Partnership’s best estimate of future costs for environmental investigations, remediation and ongoing monitoring activities associated with acquired properties with either known or probable environmental exposures an environmental reserve in the amount of $13,750 was established in purchase accounting. The Partnership established a corresponding environmental escrow asset in the amount of $13,750 related to the future reimbursement from escrowed funds for environmental spending. As of September 24, 2005 and September 25, 2004, the environmental reserve amounted to $5,768 and $11,500, respectively, and the corresponding environmental escrow asset amounted to $6,151 and $11,500, respectively. The environmental reserves are recorded on an undiscounted basis.

Estimating the extent of the Partnership’s responsibility for a particular site and the method and ultimate cost of remediation of that site requires a number of assumptions and estimates on the part of management. As a result, the ultimate outcome of remediation of the sites may differ from current estimates. As additional information becomes available, estimates will be adjusted as necessary. Based on information currently available, and taking into consideration the level of the environmental reserve and the environmental escrow discussed above, management believes that any liability that may ultimately result from changes in current estimates will not have a material impact on the results of operations, financial position or cash flows of the Partnership.

Future developments, such as stricter environmental, health or safety laws and regulations thereunder, could affect Partnership operations. The Partnership anticipates that compliance with or liabilities under environmental, health and safety laws and regulations, including CERCLA, will not have a material adverse effect on the Partnership. To the extent that there are any environmental liabilities unknown to the Partnership or environmental, health or safety laws or regulations are made more stringent, there can be no assurance that the Partnership’s results of operations will not be materially and adversely affected.

15.    Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2012. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $18,121. Of this amount, the fair value of residual value guarantees for operating leases entered into after December 31, 2002 was $6,292 and $3,684 as of September 24, 2005 and September 25, 2004, respectively, which is reflected in other liabilities, with a corresponding amount included within other assets, in the accompanying consolidated balance sheets.

16.    Public Offerings

On December 16, 2003, the Partnership sold 2,600,000 Common Units in a public offering at a price of $30.90 per Common Unit realizing proceeds of $76,026, net of underwriting commissions and other offering expenses. On December 23, 2003, following the underwriters’ full exercise of their over-allotment option, the Partnership sold an additional 390,000 Common Units at $30.90 per Common Unit, generating additional net proceeds of $11,540. The aggregate net proceeds of $87,566 were used to fund a portion of the purchase price for the Agway Acquisition. These transactions increased the total number of Common Units outstanding to 30,256,767. As a result of the Public Offering, the combined General Partner interest in the Partnership was reduced from 1.71% to 1.54% while the Common Unitholder interest in the Partnership increased from 98.29% to 98.46%.

On June 18, 2003, the Partnership sold 2,282,500 Common Units in a public offering at a price of $29.00 per Common Unit realizing proceeds of $62,879, net of underwriting commissions and other offering expenses. On June 26, 2003, following the underwriters’ full exercise of their over-allotment option, the Partnership sold an additional 342,375 Common Units at $29.00 per Common Unit, generating additional net proceeds of $9,307. The aggregate net proceeds of $72,186 were used for general partnership purposes, including working capital and the repayment of outstanding borrowings under the Revolving Credit Agreement and the second annual principal payment of $42,500 due under the 1996 Senior Note Agreement on June 30, 2003. These transactions increased the total number of Common Units outstanding to 27,256,162. As a result of the Public Offering, the combined General Partner interest in the Partnership was reduced from 1.89% to 1.71% while the Common Unitholder interest in the Partnership increased from 98.11% to 98.29%.

17.    Discontinued Operations and Disposition

The Partnership continuously evaluates its existing operations to identify opportunities to optimize the return on assets employed and selectively divests operations in slower growing or non-strategic markets and seeks to reinvest in markets that are considered to present more opportunities for growth. In line with that strategy, during fiscal 2004, the Partnership sold 24 customer service centers for net cash proceeds of $39,352. The Partnership recorded a gain on sale of $26,332 during fiscal 2004 which was accounted for within discontinued operations in accordance with SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’ (‘‘SFAS 144’’). During fiscal 2005, the Partnership finalized certain purchase price adjustments with the buyer of these customer service centers and recorded an additional gain on sale of $976. The individual captions on the consolidated statements of operations for the years ended September 25, 2004 and September 27, 2003 exclude the results from these discontinued operations, which were part of the Partnership’s propane segment.

During fiscal 2003, the Partnership sold nine customer service centers, which were part of the Partnership’s propane segment, for net cash proceeds of approximately $7,197. The Partnership recorded a gain on sale of $2,483 during fiscal 2003 which was accounted for within discontinued operations pursuant to SFAS 144.

18.    Segment Information

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

The natural gas and electricity segment is engaged in the marketing of natural gas and electricity to residential and commercial customers in the deregulated energy markets of New York and Pennsylvania. Under this operating segment, the Partnership owns the relationship with the end consumer and has agreements with the local distribution companies to deliver the natural gas or electricity from the Partnership’s suppliers to the customer.

The HVAC segment is engaged in the sale, installation and servicing of a wide variety of home comfort equipment and parts, particularly in the areas of heating, ventilation and air conditioning.

The All other business segment is comprised of the activities from our HomeTown Hearth & Grill and Suburban Franchising subsidiaries.

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Year Ended
	September 24, 2005	September 25, 2004	September 27, 2003
Revenues:
Propane	$969,943	$856,109	$680,840
Fuel oil and refined fuels	431,223	281,682	—
Natural gas and electricity	102,803	68,452	—
HVAC	106,115	92,072	46,938
All other	10,150	8,939	7,297
Total revenues	$1,620,234	$1,307,254	$735,075
Income (loss) before interest expense, loss on debt extinguishment and provision for income taxes:
Propane	$147,468	$143,933	$133,278
Fuel oil and refined fuels	(6,474)	14,911	—
Natural gas and electricity	6,463	4,154	—
HVAC	(12,423)	(2,686)	(4,281)
All other	(3,802)	(8,125)	(3,460)
Corporate	(62,865)	(82,408)	(45,687)
Total income before interest expense, loss on debt extinguishment and provision for income taxes	68,367	69,779	79,850
Reconciliation to income from continuing operations
Interest expense, net	40,374	40,832	33,629
Loss on debt extinguishment	36,242	—	—
Provision for income taxes	803	3	202
(Loss) income from continuing operations	$(9,052)	$28,944	$46,019
Depreciation and amortization:
Propane	$25,393	$26,347	$22,908
Fuel oil and refined fuels	4,802	4,302	—
Natural gas and electricity	967	555	—
HVAC	1,509	640	80
All other	281	343	383
Corporate	4,810	4,556	4,149
Total depreciation and amortization	$37,762	$36,743	$27,520

	As of
	September 24, 2005	September 25, 2004
Assets
Propane	$735,094	$720,645
Fuel oil and refined fuels	124,232	121,386
Natural gas and electricity	30,294	26,630
HVAC	15,590	20,715
All other	4,990	4,941
Corporate	143,378	185,671
Eliminations	(87,981)	(87,981)
Total assets	$965,597	$992,007

Income (loss) before interest expense, loss on debt extinguishment and provision for income taxes for the HVAC segment for the year ended September 24, 2005 included the non-cash charge of $656 for goodwill impairment (see Note 6). In addition, depreciation and amortization expense for the HVAC segment for the year ended September 24, 2005 reflects the non-cash charge of $810 for the impairment of other intangible assets (see Note 6). Income (loss) before interest expense, loss on debt extinguishment and income taxes for the All other segment for the year ended September 25, 2004 included the $3,177 non-cash charge for goodwill impairment.

INDEX TO FINANCIAL STATEMENT SCHEDULE

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Page
Schedule II	Valuation and Qualifying Accounts – Years Ended September 24, 2005, September 25, 2004 and September 27, 2003	S-2

S-1

SCHEDULE II

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Other Additions	Deductions	Balance at End of Period
Year Ended September 27, 2003
Allowance for doubtful accounts	$1,894	$3,315	$—	$(2,690)	$2,519
Year Ended September 25, 2004 (a)
Allowance for doubtful accounts	$2,519	$9,128	$2,966	$(6,717)	$7,896
Year Ended September 24, 2005
Allowance for doubtful accounts	$7,896	$9,289	$—	$(7,220)	$9,965

(a)	Other additions for the year ended September 25, 2004 reflects allowances for doubtful accounts associated with the acquisition of Agway Energy. Additionally, the increase in charges and deductions during fiscal 2004 was primarily attributable to the impact of increased sales and related accounts receivable from the Agway Energy operations.

S-2