Form 10-K/A
period 2005-09-24
SUBURBAN PROPANE PARTNERS LP
filed 2006-01-20
CIK 1005210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)
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

Documents Incorporated by Reference: None

Because the date of Suburban Propane Partners, L.P.'s Tri-Annual Meeting of Common Unitholders has not yet been determined, and in order to comply with the requirement to file the information contained in Part III of this Report not later than 120 days after the end of our fiscal year, we are filing the information herewith.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Partnership Management

Our Second Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides that all management powers over our business and affairs are exclusively vested in our Board of Supervisors and, subject to the direction of the Board of Supervisors, our officers. No Unitholder has any management power over our business and affairs or actual or apparent authority to enter into contracts on behalf of or otherwise to bind us. Three independent Elected Supervisors and two Appointed Supervisors serve on the Board of Supervisors pursuant to the terms of the Partnership Agreement. The Elected Supervisors are elected by the Unitholders to serve a three-year term. The Appointed Supervisors are appointed by our General Partner.

The three Elected Supervisors serve on the Audit Committee with authority to review, at the request of the Board of Supervisors, specific matters as to which the Board of Supervisors believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the Board of Supervisors is fair and reasonable to us. Under the Partnership Agreement, any matters approved by the Audit Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our General Partner or the Board of Supervisors of any duties they may owe us or the Unitholders. The Audit Committee also assists the Board of Supervisors in fulfilling its oversight responsibilities relating to (a) integrity of the Partnership's financial statements and internal controls over financial reporting; (b) the Partnership's compliance with applicable laws, regulations and the code of conduct; (c) independence and qualifications of the independent registered public accounting firm; and, (d) performance of the internal audit function and the independent registered public accounting firm.

The Board of Supervisors has determined that all three members of the Audit Committee, John Hoyt Stookey, Harold R. Logan, Jr. and Dudley C. Mecum, are audit committee financial experts and are independent of management within the meaning of the New York Stock Exchange ("NYSE") corporate governance listing standards and in accordance with Item 401 of Regulation S-K as of the date of this Annual Report. The Corporate Governance Guidelines and Principles adopted by the Board of Supervisors sets forth that Supervisors are deemed to be lacking a material relationship to the Partnership and are therefore independent of management if the following criteria are satisfied:

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

Board of Supervisors and Executive Officers of the Partnership

The following table sets forth certain information with respect to the members of the Board of Supervisors and our executive officers as of January 12, 2006. Officers are elected for one-year terms and Supervisors are elected or appointed for three-year terms.

Name	Age	Position With the Partnership
Mark A. Alexander	47	Chief Executive Officer; Member of the Board of Supervisors (Appointed Supervisor)
Michael J. Dunn, Jr	56	President; Member of the Board of Supervisors (Appointed Supervisor)
Robert M. Plante	57	Vice President and Chief Financial Officer
Dennis W. Trautman	47	Chief Operating Officer
Jeffrey S. Jolly	53	Vice President and Chief Information Officer
Michael M. Keating	52	Vice President — Human Resources and Administration
Janice G. Sokol	40	Vice President, General Counsel and Secretary
Douglas T. Brinkworth	44	Vice President — Supply
A. Davin D'Ambrosio	42	Treasurer
Michael A. Stivala	36	Controller and Chief Accounting Officer
John Hoyt Stookey	75	Member of the Board of Supervisors (Chairman and Elected Supervisor)
Harold R. Logan, Jr	61	Member of the Board of Supervisors (Elected Supervisor, Chairman of the Audit Committee)
Dudley C. Mecum	71	Member of the Board of Supervisors (Elected Supervisor)

Mr. Alexander has served as Chief Executive Officer since October 1996, as President from October 1996 until May 23, 2005 and as an Appointed Supervisor since March 1996. He was Executive Vice Chairman and Chief Executive Officer from March through October 1996. From 1989 until joining the Partnership, Mr. Alexander was an officer of Hanson Industries (the United States management division of Hanson plc), most recently Senior Vice President – Corporate Department. Mr. Alexander serves as Chairman of the Board of Managers of the General Partner.

Mr. Dunn became President effective May 23, 2005. From June 1998 until that date he was Senior Vice President, becoming Senior Vice President – Corporate Development in November 2002. Mr. Dunn has served as an Appointed Supervisor since July 1998. He was Vice President – Procurement and Logistics from March 1997 until June 1998. From 1983 until joining the Partnership, Mr. Dunn was Vice President of Commodity Trading for the investment banking firm of Goldman Sachs & Company ("Goldman Sachs"). Mr. Dunn serves on the Board of Managers of the General Partner.

Mr. Plante has served as a Vice President since October 1999 and became Vice President and Chief Financial Officer in November 2003. He was Vice President – Finance from March 2001 until

November 2003 and Treasurer from March 1996 through October 2002. Mr. Plante held various financial and managerial positions with predecessors of the Partnership from 1977 until 1996.

Mr. Trautman became Chief Operating Officer effective May 23, 2005. He joined the Partnership in December 2003 as Managing Director, Northeast Operations. For the balance of the prior five years, Mr. Trautman served as Chief Operating Officer of Agway Energy Products, LLC.

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

Mr. Brinkworth became Vice President – Supply effective May 23, 2005. Mr. Brinkworth joined the Partnership in April 1997 after a nine year career with Goldman Sachs and served in various positions in the supply area, most recently as Managing Director.

Mr. D'Ambrosio became Treasurer in November 2002. He served as Assistant Treasurer from October 2000 to November 2002 and as Director of Treasury Services from January 1998 to October 2000. Mr. D'Ambrosio joined the Partnership in May 1996 after ten years in the commercial banking industry.

Mr. Stivala has served as Controller and Chief Accounting Officer since May 23, 2005. Prior to that he was Controller since December 2001. From 1991 until joining the Partnership, he held several positions with PricewaterhouseCoopers LLP, most recently as Senior Manager in the Assurance practice. Mr. Stivala is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Mr. Stookey has served as an Elected Supervisor and Chairman of the Board of Supervisors since March 1996. From 1986 until September 1993, he was the Chairman, President and Chief Executive Officer of Quantum. He served as non-executive Chairman and a director of Quantum from its acquisition by Hanson plc in September 1993 until October 1995. Mr. Stookey is a non-executive Chairman of Per Scholas Inc.

Mr. Logan has served as an Elected Supervisor since March 1996. He is a Director and Chairman of the Finance Committee of the Board of Directors of TransMontaigne Inc., which provides logistical services (i.e. pipeline, terminaling and marketing) to producers and end-users of refined petroleum products. From 1995 to 2002, Mr. Logan was Executive Vice President/Finance, Treasurer and a Director of TransMontaigne Inc. From 1987 to 1995, Mr. Logan served as Senior Vice President of Finance and a Director of Associated Natural Gas Corporation, an independent gatherer and marketer of natural gas, natural gas liquids and crude oil. Mr. Logan is also a Director of The Houston Exploration Company, Graphic Packaging, Inc., Hart Energy Publishing LLP and Rivington Capital Advisors, LLC.

Mr. Mecum has served as an Elected Supervisor since June 1996. He has been a managing director of Capricorn Holdings, LLC (a sponsor of and investor in leveraged buyouts) since June 1997. Mr. Mecum was a partner of G.L. Ohrstrom & Co. (a sponsor of and investor in leveraged buyouts) from 1989 to June 1996. Mr. Mecum is also a director of CitiGroup.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of ten percent or more of our Common Units to file initial reports of ownership and reports of changes in ownership of our Common Units with the Securities and Exchange Commission. Directors, executive officers and ten percent Unitholders are required to furnish the Partnership with copies of all Section 16(a) forms that they file. Based on a review of these filings, we believe that all such filings were timely made during fiscal 2005.

Code of Ethics

We have adopted a Code of Ethics that applies to our senior executive team, including our principal executive officer, principal financial officer and principal accounting officer, and a Code of Business Conduct that applies to all employees. A copy of the Code of Ethics has been filed as Exhibit 14 to this Annual Report. Copies of our Code of Ethics and Code of Business Conduct are available without charge from our website at www.suburbanpropane.com or upon written request directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206. Any amendments to, or waivers from, provisions of our Code of Ethics that apply to our principal executive officer, principal financial officer and principal accounting officer will be posted on our website.

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines and Policies in accordance with the NYSE corporate governance listing standards in effect as of the date of this Annual Report. Copies of our Corporate Governance Guidelines are available without charge from our website at www.suburbanpropane.com or upon written request directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.

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

NYSE Annual CEO Certification

The NYSE requires the Chief Executive Officer of each listed company to submit a certification indicating that the company is not in violation of the Corporate Governance listing standards of the NYSE on an annual basis. Mr. Alexander submitted his Annual CEO Certification for 2005 to the NYSE without qualification.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth a summary of all compensation awarded or paid to or earned by our chief executive officer and our four other most highly compensated executive officers for services rendered to us during each of the last three fiscal years.

		Annual Compensation		LTIP Payout	All Other Compensation[2]
Name and Principal Position	Year	Salary	Bonus[1]
Mark A. Alexander	2005	$450,000	$—	$267,526	$36,520
Chief Executive Officer	2004	450,000	201,150	—	170,625
	2003	450,000	192,150	—	167,037

Michael J. Dunn, Jr.	2005	300,000	—	59,142	28,933
President	2004	280,000	280,000	44,104	112,738
	2003	280,000	101,626	27,403	95,695

Robert M. Plante	2005	225,000	—	—	27,185
Vice President and Chief Financial Officer	2004	200,000	150,000	—	68,392
	2003	180,000	46,116	—	39,038

Dennis W. Trautman	2005	225,000	—	—	18,808
Chief Operating Officer	2004	225,000	300,000	—	74,733
	2003	—	—	—	—

Jeffrey S. Jolly	2005	200,000	—	22,442	27,688
Vice President and Chief Information Officer	2004	185,000	120,250	16,716	63,786
	2003	182,500	38,964	10,366	50,443

[1]	Bonuses are reported for the year earned, regardless of the year paid.

[2]	Other Compensation includes the following for fiscal year 2005 for Mr. Alexander: $3,075 under the Retirement Savings and Investment Plan; $1,500 in administrative fees under the Cash Balance Pension Plan; $9,442 related to a vehicle; and $22,503 for insurance. For Mr. Dunn, this amount includes the following: $3,075 under the Retirement Savings and Investment Plan; $1,500 in administrative fees under the Cash Balance Pension Plan; $9,061 related to a vehicle; and $15,297 for insurance. For Mr. Plante, this amount includes the following: $3,063 under the Retirement Savings and Investment Plan; $1,500 in administrative fees under the Cash Balance Pension Plan; $9,449 related to a vehicle; and $13,173 for insurance. For Mr. Trautman, this amount includes the following: $2,126 under the Retirement Savings and Investment Plan; $6,345 related to a vehicle; and $10,337 for insurance. For Mr. Jolly, this amount includes the following: $2,813 under the Retirement Savings and Investment Plan; $1,500 in administrative fees under the Cash Balance Pension Plan; $9,810 related to a vehicle; and $13,565 for insurance.

Retirement Benefits

The following table sets forth the annual benefits upon retirement at age 65 in 2005, without regard to statutory maximums for various combinations of final average earnings and lengths of service which may be payable to Messrs. Alexander, Dunn, Plante and Jolly under the Pension Plan for Eligible Employees of the Operating Partnership and its Subsidiaries and/or the Suburban Propane Company Supplemental Executive Retirement Plan. Each such plan has been assumed by the Partnership and each such person will be credited for service earned under such plan to date. Messrs. Alexander and Dunn have 8 years and 7 years, respectively, under both plans. For vesting purposes, however, Mr. Alexander has 20 years combined service with the Partnership and his prior service with

Hanson Industries. Messrs. Plante and Jolly have 27 years and 7 years, respectively, under the Pension Plan. Benefits under the Pension Plan are limited to IRS statutory maximums for defined benefit plans. Currently, the statutory maximum for a defined benefit plan is $200,000. Mr. Trautman has no benefits under the Pension Plan.

Pension Plan
Annual Benefit for Years of Credited Service Shown1,2,3,4,5

Average Earnings	5 Yrs.	10 Yrs.	15 Yrs.	20 Yrs.	25 Yrs.	30 Yrs.	35 Yrs.
$100,000	7,888	15,775	23,663	31,551	39,438	47,326	55,214
$200,000	16,638	33,275	49,913	66,551	83,188	99,826	116,464
$300,000	25,388	50,775	76,163	101,551	126,938	152,326	177,714
$400,000	34,138	68,275	102,413	136,551	170,688	204,826	238,964
$500,000	42,888	85,775	128,663	171,551	214,438	257,326	300,214

[1]	The Plans' definitions of earnings consists of base pay only.

[2]	Annual Benefits are computed on the basis of straight life annuity amounts. The pension benefit is calculated as the sum of (a) plus (b) multiplied by (c) where (a) is that portion of final average earnings up to 125% of social security Covered Compensation times 1.4% and (b) is that portion of final average earnings in excess of 125% of social security Covered Compensation times 1.75% and (c) is credited service up to a maximum of 35 years.

[3]	Effective January 1, 1998, the Plan was amended to a cash balance benefit formula for current and future plan participants. Initial account balances were established based upon the actuarial equivalent value of the accrued benefit under the prior plan as of December 31, 1997. Annual interest credits and service based credits were credited to the accounts until December 31, 2002. The Plan was frozen to new participants effective January 1, 2000, and effective January 1, 2003 all future service based credits were discontinued. Interest credits continue to be applied based upon the five-year U.S. Treasury bond rate in effect during the preceding November, plus one percent. Plan participants as of December 31, 1997 are entitled to receive the greater of the cash balance benefit and the prior plan benefit through the year 2002.

[4]	In addition, a supplemental cash balance account was established equal to the value of certain benefits related to retiree medical and vacation benefits. An initial account value was determined for those active employees who were eligible for retiree medical coverage as of April 1, 1998 equal to $415 multiplied by years of benefit service (maximum of 35 years). Future pay-based credits and interest are credited to this account. The 2002 pay-based credits for Messrs. Alexander, Dunn, Plante and Jolly are 2.0%, 0.0%, 2.0% and 0.0%, respectively.

[5]	Effective January 1, 2003 the annual benefits accrued by Messrs. Alexander and Dunn pursuant to the Supplemental Executive Retirement Plan (in excess of the statutory limitations governing the Pension Plan) were, in the aggregate, approximately $100,000.

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

Effective January 1, 2003, the SERP was discontinued with a frozen benefit determined for Messrs. Alexander and Dunn. Provided that the SERP requirements are met, Mr. Alexander will receive a monthly benefit of $6,737 and Mr. Dunn will receive a monthly benefit of $372. In the event of a change of control involving the Partnership, the SERP will terminate effective on the close of business 30 days following the change of control. Each participant will be deemed retired and will have his benefit determined as of the date the plan is terminated with payment of the benefit no later than 90 days after the change in control. Each participant will receive a lump sum payment equivalent to the present value of each participant's benefit payable under the plan utilizing the lesser of the prime rate of interest as published in the Wall Street Journal as of the date of the change of control or one percent as the discount rate to determine the present value of the accrued benefit.

Long-Term Incentive Plan

Effective October 1, 1997, we adopted a non-qualified, unfunded long-term incentive plan for officers and key employees ("LTIP-1"). LTIP-1 awards are based on a percentage of base pay and are subject to the achievement of certain performance criteria, including our ability to earn sufficient funds and make cash distributions on our Common Units with respect to each fiscal year. Awards vest over a five-year period with one-third vesting at the beginning of each of years three, four, and five following the award date. Effective September 30, 2004, LTIP-1 was discontinued with the effect that no new awards will be made after that date, but all award grants prior thereto will continue to vest and be payable in accordance with their terms. Prior to the enactment of Internal Revenue Code ("IRC") Section 409(A), payouts, if any, of awards made prior to September 30, 2004 under LTIP-1 were expected to be made annually through the end of fiscal year 2011. In the event of a change of control of the Partnership, all earned unvested awards under LTIP-1 shall be deemed vested and all outstanding awards shall be paid to participants within 30 days following the change of control.

On November 2, 2005, the Board of Supervisors approved amendments to LTIP-1 for the purpose of IRC Section 409(A) compliance. The principal amendments provide (i) that all previously vested amounts under LTIP-1 as of the date of the amendment shall be distributed to participants no later than December 31, 2005; (ii) that all future vested amounts will be distributed to plan participants within 30 days after such amounts become vested; and (iii) that deferrals of awards under LTIP-1 are no longer permitted after December 31, 2004. The purpose of the amendments is to ensure that LTIP-1 operates in compliance with Section 409(A).

Effective October 1, 2002, we adopted a new non-qualified, unfunded long-term incentive plan for officers and key employees ("LTIP-2"). The new plan measures our performance on the basis of total return to unitholders ("TRU") and compares that to a predetermined peer group, primarily composed of other Master Limited Partnerships, approved by our Compensation Committee. Awards are granted in respect of and payouts, if any, are earned at the end of a three year performance period. Depending on the quartile ranking within which our performance falls for the applicable performance period relative to the peer group, LTIP-2 participants will receive a payout equal to the product of (a) a factor based on the participant's salary and bonus at the beginning of the performance period, and (b) an amount determined pursuant to the formula used to measure TRU, multiplied by: zero if our performance falls within the lowest quartile of the peer group; 0.50 if our performance falls within the second lowest quartile; 1.0 if our performance falls within the second highest quartile and 1.25 if our performance falls within the top quartile. The first performance period for which awards under LTIP-2 were available to be earned was for the period from October 1, 2002 through September 30, 2005. No awards were earned or will be paid for that performance period. Upon a change of control of the Partnership, all outstanding awards under LTIP-2 shall be determined as if our performance fell within the top quartile and shall be paid to participants within 30 days following the change of control.

Because the formula used to determine TRU incorporates market value at the end of the performance period and the sum of distributions paid to unitholders during the performance period, both of which are variables that cannot be predicted prior to the end of the performance period, the future value of an award is not determinable. However, the table below sets forth hypothetical payments of the 2005 award grants to our Chief Executive Officer and our four other most highly compensated officers for LTIP-2 as if the 2005 award grants had vested over a three-year measurement period ending at the conclusion of our 2005 fiscal year and our ranking were within the second highest quartile.

Name	Hypothetical Performance Period	Hypothetical Award Earned
Mark A. Alexander	2003 - 2005	$150,101
Michael J. Dunn, Jr.	2003 - 2005	$173,450
Robert M. Plante	2003 - 2005	$104,093
Dennis W. Trautman	2003 - 2005	$95,697
Jeffrey S. Jolly	2003 - 2005	$75,185

Employment Agreement with the Chief Executive Officer

We entered into an employment agreement (the "Employment Agreement") with Mr. Alexander, which became effective March 5, 1996 and was amended October 23, 1997, April 14, 1999 and November 2, 2005.

Mr. Alexander's Employment Agreement had an initial term of three years, and automatically renews for successive one-year periods, unless earlier terminated by us or by Mr. Alexander or otherwise terminated in accordance with the Employment Agreement. The Employment Agreement for Mr. Alexander provides for an annual base salary of $450,000 as of September 24, 2005 and provides for Mr. Alexander to earn a bonus up to 100% of annual base salary (the "Maximum Annual Bonus") for services rendered based upon certain performance criteria. The Employment Agreement also provides for the opportunity to participate in benefit plans made available to our other senior executives and senior managers. We also provide Mr. Alexander with term life insurance with a face amount equal to three times his annual base salary.

If a "change of control" (as defined in the next paragraph) of the Partnership occurs and within six months prior thereto or at any time subsequent to such change of control we terminate Mr. Alexander's employment without "cause" (as defined in the Employment Agreement) or if Mr. Alexander resigns with "good reason" (as defined in the Employment Agreement) or terminates his employment during the six month period commencing on the six month anniversary and ending on the twelve month anniversary of such change of control, then Mr. Alexander will be entitled to (i) a lump sum severance payment equal to three times the sum of his annual base salary in effect as of the date of termination plus the Maximum Annual Bonus, and (ii) medical benefits for three years from the date of such termination. The Employment Agreement provides that if any payment received by Mr. Alexander is subject to the 20% federal excise tax under Section 4999 and, pursuant to an amendment approved by the Board of Supervisors on November 2, 2005, Section 409(A) of the IRC, the payment will be increased to permit Mr. Alexander to retain a net amount on an after-tax basis equal to what he would have received had the excise tax not been payable.

For the purposes of the Employment Agreement, "change of control" means the occurrence during the employment term of: (i) an acquisition of our Common Units or voting equity interests by any person other than the Partnership, the General Partner or any of our affiliates immediately after which such person beneficially owns more than 25% of the combined voting power of our then outstanding units, unless such acquisition was made by (a) us or our subsidiaries, or any employee benefit plan maintained by us, our Operating Partnership or any of our subsidiaries, or (b) by any person in a transaction where (A) the existing holders prior to the transaction own at least 60% of the voting power of the entity surviving the transaction and (B) none of the Unitholders other than the Partnership, our subsidiaries, any employee benefit plan maintained by us, our Operating Partnership, or the surviving entity, or the existing beneficial owner of more than 25% of the outstanding units owns more than 25% of the combined voting power of the surviving entity (such transaction, a "Non-Control Transaction"); or (ii) approval by our partners of (a) a merger, consolidation or reorganization involving the Partnership other than a Non-Control Transaction; (b) a complete liquidation or dissolution of the Partnership; or (c) the sale or other disposition of 50% or more of our net assets to any person (other than a transfer to a subsidiary).

Mr. Alexander also participates in the SERP, which provides retirement income which could not be provided under our qualified plans by reason of limitations contained in the Internal Revenue Code.

Severance Protection Plan for Key Employees

Our officers and key employees are provided with employment protection following a "change of control" (the "Severance Protection Plan"), as defined in the immediately preceding section. The Severance Protection Plan provides for severance payments equal to sixty-five (65) weeks of base pay and target bonuses for such officers and key employees following a "change of control" and termination of employment. This group comprises approximately fifty-three (53) individuals. Pursuant to their severance protection agreements, Messrs. Dunn, Plante, Trautman and Jolly, as our executive officers, have been granted severance protection payments of seventy-eight (78) weeks of base pay and target bonuses following a "change of control" and termination of employment in lieu of participation in the Severance Protection Plan. Our Compensation Committee has also granted severance protection payments of seventy-eight (78) weeks to five (5) other executive officers who do not participate in the Severance Protection Plan.

On November 2, 2005, the Board of Supervisors approved an amendment to the Severance Protection Plan to provide that if any payment under the Severance Protection Plan subjects a participant to the 20% federal excise tax under IRC Section 409(A), the payment will be increased to permit such participant to retain a net amount on an after-tax basis equal to what would be received had the excise tax not been payable.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

Compensation of our executive officers is determined by the Compensation Committee of our Board of Supervisors. The Compensation Committee is comprised of Messrs. Stookey, Mecum and Logan, none of whom are our officers or employees.

Compensation of Supervisors

Mr. Stookey, who is the Chairman of the Board of Supervisors, receives annual compensation of $100,000 for his services to us. Mr. Logan and Mr. Mecum, the other two Elected Supervisors, receive $75,000 per year. All Elected Supervisors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Supervisors. We do not pay any additional remuneration to our employees (or employees of any of our affiliates) or employees of our General Partner or any of its affiliates for serving as members of the Board of Supervisors. During the first quarter of fiscal 2006, the Board of Supervisors approved a per meeting fee for the Audit Committee of $2,500 for the Chairman of the Audit Committee, and $2,000 for each of the other Elected Supervisors who serve on the Audit Committee, for services rendered in connection with evaluating potential transactions. Under this arrangement, Mr. Logan received $25,000, Mr. Stookey received $18,000 and Mr. Mecum received $10,000.

In addition, during fiscal year 2005, each of Messrs. Stookey, Logan and Mecum were granted awards of 8,500 units under the Partnership's 2000 Restricted Unit Plan. These restricted awards will vest and the units will be issued in installments of 25%, 25% and 50% of the total award on the third, fourth and fifth anniversaries, respectively, of the date of grant. Prior to vesting, the recipient has no power to dispose of the units, no distributions are payable with respect to the units and the units have no voting rights.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of January 12, 2006 regarding the beneficial ownership of Common Units and Incentive Distribution Rights by each member of the Board of Supervisors, each executive officer named in the Summary Compensation table, all members of the Board of Supervisors and executive officers as a group and each person or group known by us (based upon filings under Section 13(d) or (g) under the Securities Exchange Act of 1934) to own beneficially more than 5% thereof. Except as set forth in the notes to the table, the business address of each individual or entity in the table is c/o Suburban Propane Partners, L.P., 240 Route 10 West, Whippany, New Jersey 07981-0206 and each individual or entity has sole voting and investment power over the Common Units reported.

Suburban Propane, L.P.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Units	Mark A. Alexander (a)	29,000	*
	Michael J. Dunn, Jr. (a)	0	*
	Robert M. Plante	12,262	*
	Jeffrey S. Jolly	1,600	*
	Dennis W. Trautman (b)	0	*

	John Hoyt Stookey (c)	11,519	*
	Harold R. Logan, Jr.(c)	11,514	*
	Dudley C. Mecum (c)	5,634	*

	All Members of the Board of Supervisors and Executive Officers as a Group (13 persons) (d)	79,964	*

	Goldman, Sachs & Co. (e) 85 Broad Street New York, NY 10004	1,437,908	4.7%

Incentive Distribution Rights	Suburban Energy Services Group LLC	N/A	N/A

*	Less than 1%.

(a)	Excludes the following numbers of Common Units as to which the following individuals deferred receipt as described below; Mr. Alexander – 243,902 and Mr. Dunn – 48,780. These Common Units are held in trust pursuant to a Compensation Deferral Plan, and Mr. Alexander and Mr. Dunn will have no voting or investment power over these Common Units until they are distributed by the trust. Mr. Alexander and Mr. Dunn have elected to receive the quarterly cash distributions on these deferred units. Notwithstanding the foregoing, if a "change of control" of the Partnership occurs (as defined in the Compensation Deferral Plan), all of the deferred Common Units (and related distributions) held in the trust automatically become distributable to the members.

(b)	Excludes 41,198 unvested restricted units. Restricted unit grants vest 25%, 25% and 50%, respectively, on the third, fourth and fifth anniversaries of the date of grant and 100% upon a "change in control", as defined in the Partnership's 2000 Restricted Unit Plan.

(c)	Excludes 8,500 unvested restricted units. Restricted unit grants vest 25%, 25% and 50%, respectively, on the third, fourth and fifth anniversaries of the date of grant and 100% upon a "change in control", as defined in the Partnership's 2000 Restricted Unit Plan.

(d)	In addition to the units referred to in footnotes (a), (b) and (c) above, the reported number of units also excludes 35,944 unvested restricted units owned by certain executive officers, whose restricted units vest on the same basis as described in footnotes (b) and (c) above.

(e)	Holder reports having shared voting power with respect to all of the Common Units and shared disposition power with respect to all of the Common Units.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 2004, two relatives of the Partnership's Chief Executive Officer purchased franchise interests in Suburban Cylinder Express for the standard franchise fee of $35,000. Additionally, as part of the franchise agreement on an ongoing basis, the franchisees purchase propane from the Partnership in the normal course of business. The initial purchase price for the franchises was paid with funds received as a gift from the Partnership's Chief Executive Officer. The Chief Executive Officer did not receive any economic interest in the franchises and will recuse himself from any determinations that may be made by the Partnership concerning the franchises. The Partnership's Audit Committee has reviewed the terms of the foregoing arrangements and determined that these related parties have not received any preferential treatment.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for services related to fiscal years 2005 and 2004 provided by PricewaterhouseCoopers LLP, our principal accountants.

	Fiscal 2005	Fiscal 2004
Audit Fees(a)	$3,117,745	$1,088,480
Audit-Related Fees(b)	62,500	509,500
Tax Fees(c)	708,535	660,000
All Other Fees(d)	4,000	3,500

(a)	Audit Fees represent fees billed for professional services rendered for the integrated audit of our annual consolidated financial statements and our internal control over financial reporting, including reviews of our quarterly financial statements, as well as audit services provided in connection with other regulatory filings in connection with our March 31, 2005 debt refinancing. As a result of the requirement to implement Section 404 of the Sarbanes-Oxley Act at the end of our fiscal 2005, audit fees to PricewaterhouseCoopers LLP increased for the additional work necessary to report on the audit of our internal control over financial reporting.

(b)	Audit-Related Fees represent fees billed for assurance services related to the audit of our financial statements.

(c)	Tax Fees represent fees for professional services related to tax reporting, compliance and transaction services assistance.

(d)	All Other Fees represent fees for services provided to us not otherwise included in the categories above.

The Audit Committee of the Board of Supervisors has adopted a formal policy concerning the approval of audit and non-audit services to be provided by the principal accountant, PricewaterhouseCoopers LLP. The policy requires that all services PricewaterhouseCoopers LLP may provide to us, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by PricewaterhouseCoopers LLP during fiscal 2005 and fiscal 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUBURBAN PROPANE PARTNERS, L.P.

Date: January 20, 2006  By: /s/ JANICE G. SOKOL

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