Form 10-Q
period 2005-12-24
SUBURBAN PROPANE PARTNERS LP
filed 2006-02-02
CIK 1005210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

    Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended December 24, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements (‘‘Forward-Looking Statements’’) as defined in the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, relating to future business expectations and predictions and financial condition and results of operations of Suburban Propane Partners, L.P. (the ‘‘Partnership’’). Some of these statements can be identified by the use of forward-looking terminology such as ‘‘prospects,’’ ‘‘outlook,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘intends,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘anticipates,’’ ‘‘expects’’ or ‘‘plans’’ or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements (statements contained in this Quarterly Report identifying such risks and uncertainties are referred to as ‘‘Cautionary Statements’’). The risks and uncertainties and their impact on the Partnership’s results include, but are not limited to, the following risks:

•	The impact of weather conditions on the demand for propane, fuel oil and other refined fuels, natural gas and electricity;

•	Fluctuations in the unit cost of propane, fuel oil and other refined fuels and natural gas, and the impact of price increases on customer conservation;

•	The ability of the Partnership to compete with other suppliers of propane, fuel oil and other energy sources;

•	The impact on the price and supply of propane, fuel oil and other refined fuels from the political, military or economic instability of the oil producing nations, global terrorism and other general economic conditions;

•	The ability of the Partnership to continue to realize, or to realize fully, within the expected time frame, the expected cost savings and synergies from the Agway Acquisition (as defined below);

•	The ability of the Partnership to acquire and maintain reliable transportation for its propane, fuel oil and other refined fuels;

•	The ability of the Partnership to retain customers;

•	The impact of energy efficiency and technology advances on the demand for propane and fuel oil;

•	The ability of management to continue to control expenses including the results of our recent field realignment initiative;

•	The impact of changes in applicable statutes and government regulations, or their interpretations, including those relating to the environment and global warming and other regulatory developments on the Partnership’s business;

•	The impact of legal proceedings on the Partnership’s business;

•	The Partnership’s ability to implement its expansion strategy into new business lines and sectors; and

•	The Partnership’s ability to integrate acquired businesses successfully.

Some of these Forward-Looking Statements are discussed in more detail in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ in this Quarterly Report. On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings with the Securities and Exchange Commission (‘‘SEC’’), press releases or oral statements made by or with the approval of one of the Partnership’s authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking Statements, which reflect management’s view only as of the date made. The Partnership undertakes no obligation to update any Forward-Looking Statement or Cautionary Statement. All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 24, 2005	September 24, 2005
ASSETS
Current assets:
Cash and cash equivalents	$16,629	$14,411
Accounts receivable, less allowance for doubtful accounts of $9,956 and $9,965, respectively	184,724	109,918
Inventories	95,398	80,565
Prepaid expenses and other current assets	26,957	31,909
Total current assets	323,708	236,803
Property, plant and equipment, net	398,723	399,985
Goodwill	281,359	281,359
Other intangible assets, net	19,718	20,685
Other assets	26,286	26,765
Total assets	$1,049,794	$965,597
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$103,561	$63,569
Accrued employment and benefit costs	22,156	20,291
Short-term borrowings	63,000	26,750
Current portion of long-term borrowings	475	475
Accrued insurance	8,475	11,505
Customer deposits and advances	60,968	62,099
Accrued interest	4,057	10,975
Other current liabilities	20,068	26,548
Total current liabilities	282,760	222,212
Long-term borrowings	548,128	548,070
Postretirement benefits obligation	30,793	31,058
Accrued insurance	37,952	34,952
Accrued pension liability	41,545	40,206
Other liabilities	11,089	12,983
Total liabilities	952,267	889,481
Commitments and contingencies
Partners' capital:
Common Unitholders (30,312 and 30,279 units issued and outstanding at December 24, 2005 and September 24, 2005, respectively)	173,920	159,199
General Partner	(1,187)	(1,779)
Deferred compensation	(5,860)	(5,887)
Common Units held in trust, at cost	5,860	5,887
Unearned compensation	—	(4,355)
Accumulated other comprehensive loss	(75,206)	(76,949)
Total partners' capital	97,527	76,116
Total liabilities and partners' capital	$1,049,794	$965,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended
	December 24, 2005	December 25, 2004
Revenues
Propane	$310,292	$259,436
Fuel oil and refined fuels	105,305	108,260
Natural gas and electricity	37,943	22,488
HVAC	31,227	32,170
All other	2,696	1,692
	487,463	424,046
Costs and expenses
Cost of products sold	322,885	273,440
Operating	93,219	95,666
General and administrative	14,216	10,968
Depreciation and amortization	8,211	9,119
	438,531	389,193
Income before interest expense and provision for income taxes	48,932	34,853
Interest expense, net	10,567	9,863
Income before provision for income taxes	38,365	24,990
Provision for income taxes	150	89
Net income	$38,215	$24,901
General Partner's interest in net income	1,187	774
Limited Partners' interest in net income	$37,028	$24,127
Net income per Common Unit – basic	$1.15	$0.77
Weighted average number of Common Units outstanding – basic	30,299	30,268
Net income per Common Unit – diluted	$1.14	$0.77
Weighted average number of Common Units outstanding – diluted	30,391	30,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	December 24, 2005	December 25, 2004
Cash flows from operating activities:
Net income	$38,215	$24,901
Adjustments to reconcile net income to net cash used in operations:
Depreciation expense	7,244	8,072
Amortization of intangible assets	967	1,047
Amortization of debt origination costs	331	408
Amortization of unearned compensation	615	405
Amortization of discount on long-term borrowings	58	—
Gain on disposal of property, plant and equipment, net	(44)	(207)
Changes in assets and liabilities:
(Increase) in accounts receivable	(74,806)	(57,298)
(Increase) in inventories	(14,833)	(25,909)
Decrease in prepaid expenses and other current assets	5,053	8,660
Increase in accounts payable	39,992	15,278
Increase in accrued employment and benefit costs	1,865	1,227
(Decrease)/increase in accrued interest	(6,918)	3,462
(Decrease) in other accrued liabilities	(10,681)	(12,965)
Decrease/(increase) in other noncurrent assets	537	(681)
Increase in other noncurrent liabilities	3,473	3,973
Net cash (used in) operating activities	(8,932)	(29,627)
Cash flows from investing activities:
Capital expenditures	(6,190)	(8,700)
Proceeds from sale of property, plant and equipment	252	791
Net cash (used in) investing activities	(5,938)	(7,909)
Cash flows from financing activities:
Short-term borrowings	36,250	20,200
Expenses associated with debt agreements	—	(1,164)
Partnership distributions	(19,162)	(19,132)
Net cash provided by/(used in) financing activities	17,088	(96)
Net increase/(decrease) in cash and cash equivalents	2,218	(37,632)
Cash and cash equivalents at beginning of period	14,411	53,481
Cash and cash equivalents at end of period	$16,629	$15,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

	Number of Common Units	Common Unitholders	General Partner	Deferred Compensation	Common Units in Trust	Unearned Compensation	Accumulated Other Comprehensive (Loss)	Total Partners' Capital	Comprehensive Income
Balance at September 24, 2005	30,279	$159,199	$(1,779)	$(5,887)	$5,887	$(4,355)	$(76,949)	$76,116
Net income		37,028	1,187					38,215	$38,215
Other comprehensive income:
Net unrealized gains on cash flow hedges							1,743	1,743	1,743
Reclassification of realized gains on cash flow hedges into earnings							—	—	—
Comprehensive income									$39,958
Partnership distributions		(18,567)	(595)					(19,162)
Common Units issued under Restricted Unit Plan	33							—
Common Units distributed into trust				27	(27)			—
Elimination of unearned compensation from adoption of SFAS 123R		(4,355)				4,355		—
Amortization of Restricted Unit Plan, net of forfeitures		615						615
Balance at December 24, 2005	30,312	$173,920	$(1,187)	$(5,860)	$5,860	$—	$(75,206)	$97,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)

1.    Partnership Organization and Formation

Suburban Propane Partners, L.P. (the ‘‘Partnership’’) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and other refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership installs and services a wide variety of home comfort equipment, particularly for heating, ventilation and air conditioning (‘‘HVAC’’). The limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (‘‘Common Units’’) with 30,312,432 Common Units outstanding at December 24, 2005. The limited partners are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Second Amended and Restated Agreement of Limited Partnership (the ‘‘Partnership Agreement’’), such as the election of three of the five members of the Board of Supervisors, and voting on the removal of the general partner.

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

On January 5, 2001, Suburban Holdings, Inc., a subsidiary of the Operating Partnership, was formed to hold the stock of Gas Connection, Inc. (d/b/a HomeTown Hearth & Grill), Suburban @ Home, Inc. (‘‘Suburban @ Home’’) and Suburban Franchising, Inc. (‘‘Suburban Franchising’’). HomeTown Hearth & Grill sells and installs natural gas and propane gas grills, fireplaces and related accessories and supplies. Suburban @ Home sells, installs, services and repairs a full range of HVAC equipment and related parts. Suburban Franchising creates and develops propane related franchising business opportunities.

On December 23, 2003, the Partnership acquired substantially all of the assets and operations of Agway Energy Products, LLC, Agway Energy Services, Inc. and Agway Energy Services PA, Inc. (collectively ‘‘Agway Energy’’) pursuant to an asset purchase agreement dated November 10, 2003 (the ‘‘Agway Acquisition’’). Agway Energy, based in Syracuse, New York, was a leading regional marketer of propane, fuel oil, gasoline and diesel fuel primarily in New York, Pennsylvania, New Jersey and Vermont. Suburban Heating Oil Partners, LLC, a subsidiary of HomeTown Hearth & Grill, was formed to acquire and operate the fuel oil and other refined fuels and HVAC assets and businesses of Agway Energy. In addition, Agway Energy Services, LLC, also a subsidiary of HomeTown Hearth & Grill, was formed to acquire and operate the natural gas and electricity marketing business of Agway Energy.

Suburban Energy Finance Corporation, a direct wholly-owned subsidiary of the Partnership, was formed on November 26, 2003 to serve as co-issuer, jointly and severally with the Partnership, of the Partnership’s 6.875% senior notes due in 2013 (see Note 7).

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’). They include all adjustments that the Partnership considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed. These financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 24, 2005, including management’s discussion and analysis of financial condition and results of operations contained therein. Due to the seasonal nature of the Partnership’s operations, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Fiscal Period. The Partnership’s fiscal periods typically end on the last Saturday of the quarter. The Partnership’s first fiscal quarter of 2006 ended on the second to last Saturday of the quarter. However, the first quarter ended December 24, 2005 included the same number of business weeks as the first quarter ended December 25, 2004.

Derivative Instruments and Hedging Activities. The Partnership enters into a combination of exchange-traded futures and option contracts, forward contracts and, in certain instances, over-the-counter options (collectively, ‘‘derivative instruments’’) to manage the price risk associated with future purchases of the commodities used in its operations, principally propane and fuel oil, as well as to ensure supply during periods of high demand. All derivative instruments are reported on the balance sheet, within other current assets or other current liabilities, at their fair values pursuant to Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ as amended by SFAS Nos. 137, 138 and 149 (‘‘SFAS 133’’). On the date that futures, forward and option contracts are entered into, the Partnership makes a determination as to whether the derivative instrument qualifies for designation as a hedge. Changes in the fair value of derivative instruments are recorded each period in current period earnings or other comprehensive income (loss) (‘‘OCI’’), depending on whether a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivative instruments designated as cash flow hedges, the Partnership formally assesses, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in OCI to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of cash flow hedges used to hedge future purchases are recognized in operating expenses immediately. Changes in the fair value of derivative instruments that are not designated as hedges are recorded in current period earnings within operating expenses and reclassified to cost of products sold once realized.

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

At December 24, 2005, the fair value of derivative instruments described above resulted in derivative assets of $264 included within prepaid expenses and other current assets and derivative liabilities of $1,172 included within other current liabilities. Operating expenses include unrealized (non-cash) gains in the amount of $7,042 and $2,523 for the three months ended December 24, 2005 and December 25, 2004, respectively, attributable to the change in fair value of derivative instruments not designated as cash flow hedges. At December 24, 2005, unrealized gains on derivative instruments designated as cash flow hedges in the amount of $61 were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities market, the corresponding value in OCI is subject to change prior to its impact on earnings.

A portion of the Partnership’s long-term borrowings bear interest at a variable rate based upon either LIBOR or Wachovia National Bank's prime rate, plus an applicable margin depending on the level of the Partnership’s total leverage. Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. The Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. On March 31, 2005, the Partnership entered into a $125,000 interest rate swap contract in conjunction with the new Term Loan facility under the Revolving Credit Agreement (see Note 7). The interest rate swap is being accounted for under SFAS 133 and the Partnership has designated the interest rate swap as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized in OCI until the hedged item is recognized in earnings. At December 24, 2005, the fair value of the interest rate swap amounted to $390 and is included within other assets.

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

During fiscal 2004, in connection with the initial integration of certain management and back office functions of Agway Energy, the Partnership’s management approved and initiated plans to restructure the operations of both the Partnership and Agway Energy. Restructuring charges of $2,942 related to plans that had an impact on the assets, employees and operations of the Partnership were recorded in the statement of operations for fiscal 2004 when specific decisions were approved and costs associated with such activities were incurred. Severance and other restructuring or relocation costs associated with assets, employees and operations of Agway Energy in the amount of $2,225 were recorded as liabilities assumed in the purchase business combination and resulted in an increase to goodwill.

The components of remaining restructuring charges are as follows:

	Reserve at September 24, 2005	Charges Through December 24, 2005	Utilization Through December 24, 2005	Reserve at December 24, 2005
Charges expensed:
Severance and other employee costs	$1,671	$—	$(765)	$906
Other exit costs	150	—	—	150
Total	$1,821	$—	$(765)	$1,056
Charges recorded in purchase accounting:
Relocation costs	119	—	—	119
Other exit costs	301	—	(141)	160
Total	$420	$—	$(141)	$279

The $1,335 in accrued severance and other termination and relocation benefits, as well as the other exit costs as of December 24, 2005 is expected to be paid out or utilized during the remainder of fiscal 2006.

4.    Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and other refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	December 24, 2005	September 24, 2005
Propane and refined fuels	$77,108	$66,383
Natural gas	6,309	3,267
Appliances and related parts	11,981	10,915
	$95,398	$80,565

5.    Goodwill and Other Intangible Assets

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

Other intangible assets consist of the following:

	December 24, 2005	September 24, 2005
Customer lists	$19,866	$19,866
Trade names	2,531	2,531
Non-compete agreements	2,456	4,956
Other	1,967	1,967
	26,820	29,320
Less: accumulated amortization	7,102	8,635
	$19,718	$20,685

Aggregate amortization expense related to other intangible assets for the three months ended December 24, 2005 and December 25, 2004 was $967 and $1,047, respectively.

Aggregate amortization expense related to other intangible assets for the remainder of fiscal 2006 and for each of the five succeeding fiscal years as of December 24, 2005 is as follows: 2006 – $2,110; 2007 – $2,036; 2008 – $1,999; 2009 – $1,995; 2010 – $1,965 and 2011-$1,960.

6.    Income Per Unit

Computations of earnings per Common Unit are performed in accordance with Emerging Issues Task Force (‘‘EITF’’) consensus 03-6 ‘‘Participating Securities and the Two-Class Method Under FAS 128’’ (‘‘EITF 03-6’’), when applicable. EITF 03-6 requires, among other things, the use of the two-class method of computing earnings per unit when participating securities exist. Basic income per limited partner unit for the three months ended December 24, 2005 and December 25, 2004 is computed by dividing the limited partners’ share of income, calculated under the two-class method of computing earnings, by the weighted average number of outstanding Common Units. Diluted income per limited partner unit for the three months ended December 24, 2005 and December 25, 2004 is computed by dividing the limited partners’ share of income, calculated under the two-class method of computing earnings, by the weighted average number of outstanding Common Units and time vested Restricted Units granted under the 2000 Restricted Unit Plan (see Note 9). In computing diluted income per unit, weighted average units outstanding used to compute basic income per unit were increased by 92,324 units and 107,685 units for the three months ended December 24, 2005 and December 25, 2004, respectively, to reflect the potential dilutive effect of the unvested Restricted Units outstanding using the treasury stock method.

The two-class method is an earnings allocation formula that computes earnings per unit for each class of Common Unit and participating security according to distributions declared and the participating rights in undistributed earnings, as if all of the earnings were distributed to the limited partners and the general partner (inclusive of the incentive distribution rights of the General Partner which are considered participating securities for purposes of the two-class method). Net income is allocated to the Common Unitholders and the General Partner in accordance with their respective Partnership ownership interests, after giving effect to any priority income allocations for incentive distributions allocated to the General Partner. For the three months ended December 24, 2005 and December 25, 2004, the application of the two-class method under EITF 03-6 resulted in a negative impact on income per Common Unit of $0.07 and $0.03, respectively.

7.    Short-Term and Long-Term Borrowings

Short-term and long-term borrowings consist of the following:

	December 24, 2005	September 24, 2005
Senior Notes, 6.875%, due December 15, 2013, net of unamortized discount of $1,872 and $1,930, respectively	$423,128	$423,070
Term Loan, 6.29% to 7.16%, due March 31, 2010	125,000	125,000
Note payable, 8%, due May 15, 2006	475	475
Short-term borrowings under the Revolving Credit Agreement	63,000	26,750
	611,603	575,295
Less: current portion	63,475	27,225
	$548,128	$548,070

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

On December 23, 2003, the Partnership and its subsidiary Suburban Energy Finance Corporation issued $175,000 aggregate principal amount of Senior Notes (the ‘‘2003 Senior Notes’’) with an annual interest rate of 6.875%. On March 31, 2005, in conjunction with the Refinancing, the Partnership and Suburban Energy Finance Corporation issued $250,000 additional senior notes under the indenture governing the 2003 Senior Notes. The Partnership’s obligations under the 2003 Senior Notes are unsecured and rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The 2003 Senior Notes are structurally subordinated to, which means they rank effectively behind, any senior debt and other liabilities of the Operating Partnership. The 2003 Senior Notes mature on December 15, 2013, and require semi-annual interest payments that began on June 15, 2004. The Partnership is permitted to redeem some or all of the 2003 Senior Notes any time on or after December 15, 2008, at redemption prices specified in the indenture governing the 2003 Senior Notes. In addition, in the event of a change of control of the Partnership, as defined in the indenture governing the 2003 Senior Notes, the Partnership must offer to repurchase the notes at 101% of the principal amount repurchased, if the holders of the notes exercise the right of repurchase.

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

Borrowings under the Revolving Credit Agreement, including the Term Loan, bear interest at a rate based upon either LIBOR or Wachovia National Bank's prime rate, plus, in each case, the applicable margin or the Federal Funds rate plus 1/2 of 1%. An annual facility fee ranging from 0.375% to 0.50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of December 24, 2005 and September 24, 2005, there was $63,000 and $26,750, respectively, outstanding under the working capital facility of the Revolving Credit Agreement that was used to fund working capital requirements.

In connection with the Term Loan, the Operating Partnership also entered into an interest rate swap contract with a notional amount of $125,000 with the issuing lender. Effective March 31, 2005 through March 31, 2010, the Operating Partnership will pay a fixed interest rate of 4.66% to the issuing lender on notional principal amount of $125,000, effectively fixing the LIBOR portion of the interest rate at 4.66%. In return, the issuing lender will pay to the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The applicable margin above LIBOR, as defined in the Revolving Credit Agreement, is not included in, and will be paid in addition to this fixed interest rate of 4.66%. The fair value of the interest rate swap amounted to $390 at December 24, 2005 and is included in other assets with a corresponding amount included within OCI.

The Revolving Credit Agreement and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. As a result of the Refinancing, the Partnership eliminated the requirement to maintain a leverage ratio and an interest coverage ratio associated with the Redeemed Notes and has no comparable financial covenants under the 2003 Senior Notes. Under the Revolving Credit Agreement, the Operating Partnership is required to maintain a leverage ratio of less than 4.0 to 1. In addition, the Operating Partnership is required to maintain an interest coverage ratio of greater than 2.5 to 1 on a consolidated basis. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the 2003 Senior Notes and the Revolving Credit Agreement as of December 24, 2005.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, the Partnership’s Senior Notes and Revolving Credit Agreement were capitalized within other assets and are being amortized on a straight-line basis over the term of the respective debt agreements. Other assets at December 24, 2005 and September 24, 2005 include debt origination costs with a net carrying amount of $8,537 and $8,848, respectively. Aggregate amortization expense related to deferred debt origination costs included within interest expense for the three months ended December 24, 2005 and December 25, 2004 was $331 and $408, respectively.

8.    Distributions of Available Cash

The Partnership makes distributions to its partners approximately 45 days after the end of each fiscal quarter of the Partnership in an aggregate amount equal to its available cash (‘‘Available Cash’’) for such quarter. Available Cash, as defined in the Partnership Agreement, generally means all cash on hand at the end of the respective fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. These reserves are retained for the proper conduct of the Partnership’s business, the payment of debt principal and interest and for distributions during the next four quarters. Distributions by the Partnership in an amount equal to 100% of its Available Cash will generally be made 98.46% to the Common Unitholders and 1.54% to the General Partner, subject to the payment of incentive distributions to the General Partner to the extent the quarterly distributions exceed a target distribution of $0.55 per Common Unit.

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

On January 19, 2006, the Partnership declared a quarterly distribution of $0.6125 per Common Unit, or $2.45 on an annualized basis, in respect of the first quarter of fiscal 2006 payable on February 7, 2006 to holders of record on January 31, 2006.

9.    Share-Based Compensation Arrangements

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued a revised SFAS No. 123, ‘‘Share Based Payment’’ (‘‘SFAS 123R’’) which was adopted by the Partnership effective for the first quarter ended December 24, 2005. SFAS 123R is a revision of SFAS No. 123 ‘‘Accounting for Stock-Based Compensation’’ and supersedes APB Opinion No. 25 ‘‘Accounting for Stock Issued to Employees’’. SFAS 123R requires the recognition of compensation cost over the respective service period for employee services received in exchange for an award of equity or equity-based compensation based on the grant date fair value of the award. The Partnership has historically recognized unearned compensation associated with awards under its 2000 Restricted Unit Plan ratably to expense over the vesting period. SFAS 123R also requires the measurement of liability awards under a share-based payment arrangement based on remeasurement of the award’s fair value at the conclusion of each quarterly reporting period until the date of settlement, taking into consideration the probability that the performance conditions will be satisfied. The Partnership has historically recognized compensation cost and the associated unearned compensation liability for equity-based awards under its Long-Term Incentive Plan consistent with the requirements of SFAS 123R. Accordingly, adoption of SFAS 123R did not have an impact on the Partnership’s consolidated financial position, results of operation or cash flows. Under the transition guidance provided in SFAS 123R, however, all unearned compensation as of the beginning of fiscal 2006 has been eliminated from the consolidated statement of partners’ capital with a corresponding reduction in partners’ capital — Common Unitholders resulting in no net impact to the Partnership’s financial position.

2000 Restricted Unit Plan. In November 2000, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan (the ‘‘2000 Restricted Unit Plan’’) which authorizes the issuance of Common Units with an aggregate value of $10,000 (487,804 Common Units valued at the initial public offering price of $20.50 per unit) to executives, managers and other employees of the Partnership. Restricted Units issued under the 2000 Restricted Unit Plan vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the grant date. The 2000 Restricted Unit Plan participants are not eligible to receive quarterly distributions or vote their respective Restricted Units until vested. Restrictions also limit the sale or transfer of the units during the restricted periods. The value of the Restricted Unit is established by the market price of the Common Unit on the date of grant. Restricted Units are subject to forfeiture in certain circumstances as defined in the 2000 Restricted Unit Plan. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

During fiscal 2006, the Partnership awarded 110,707 Restricted Units under the 2000 Restricted Unit Plan at an aggregate grant date fair value of $2,901. Following is a summary of activity in the 2000 Restricted Unit Plan during fiscal 2006:

	Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding September 24, 2005	273,778	$29.17
Awarded	110,707	26.21
Forfeited	(600)	(31.42)
Issued	(33,373)	(24.75)
Outstanding December 24, 2005	350,512	$28.85

As of December 24, 2005, there was $6,622 of total unrecognized compensation cost related to unvested Common Units awarded under the 2000 Restricted Unit Plan. Compensation cost associated with the unvested awards is expected to be recognized over a weighted-average period of 2.5 years. Compensation expense for the 2000 Restricted Unit Plan for the three months ended December 24, 2005 and December 25, 2004 was $615 and $405, respectively.

Long-Term Incentive Plan. The Partnership has a non-qualified, unfunded long-term incentive plan for officers and key employees (‘‘LTIP-2’’) which provides for payment, in the form of cash, for an award of equity-based compensation at the end of a three-year performance period. The level of compensation earned under LTIP-2 is based on the market performance of the Partnership’s Common Units on the basis of total return to Unitholders (‘‘TRU’’) compared to the TRU of a predetermined peer group primarily composed of other Master Limited Partnerships, approved by the Compensation Committee of the Board of Supervisors, over the same three-year performance period. For the three months ended December 24, 2005, no compensation cost was recognized as a result of the most recent estimate of awards to be earned at the end of the service period. In addition, as a result of the remeasurement of the liability for awards under LTIP-2, a $771 reversal of compensation cost was recognized during the three months ended December 24, 2005.

10.    Commitments and Contingencies

The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At December 24, 2005 and September 24, 2005, the Partnership had accrued insurance liabilities of $46,427 and $46,457, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets related to the amount of the liability expected to be covered by insurance which amounted to $8,046 and $10,046 as of December 24, 2005 and September 24, 2005, respectively. The Partnership is also involved in various legal actions that have arisen in the normal course of business, including those relating to commercial transactions and product liability. Management believes, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership’s financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insurance claims.

The Partnership is subject to various laws and governmental regulations concerning environmental matters and expects that it will be required to expend funds to participate in remediation of these matters. With the Agway Acquisition, the Partnership acquired certain surplus properties with either known or probable environmental exposure, some of which are currently in varying stages of investigation, remediation or monitoring. Additionally, the Partnership identified that certain active sites acquired contained environmental conditions which may require further investigation, future remediation or ongoing monitoring activities. The environmental exposures include instances of soil and/or groundwater contamination associated with the handling and storage of fuel oil, gasoline and diesel fuel. In the allocation of the purchase price to the assets acquired and liabilities assumed in the Agway Acquisition, the Partnership established an environmental reserve of $13,750. This reserve estimate was based on the Partnership’s best estimate of future costs for environmental investigations, remediation and ongoing monitoring activities at the date of the Agway Acquisition associated with acquired properties with either known or probable environmental exposures.

Under the agreement for the Agway Acquisition, the seller was required to deposit $15,000 from the total purchase price into an escrow account to reimburse the Partnership for any such future environmental costs and expenses. Accordingly, in the allocation of the purchase price, the Partnership established a corresponding environmental escrow asset in the amount of $13,750 related to the future expected reimbursement from escrowed funds for environmental spending. The escrowed funds will be used to fund such environmental costs and expenses during the first three years following the closing date of the Agway Acquisition. Subject to amounts withheld with respect to any pending claims made prior to such third anniversary, any remaining escrowed funds will be remitted to the sellers at the end of the three-year period.

During fiscal 2005, management revised its estimates of environmental exposures at certain acquired sites and, as a result, increased the environmental reserve by $1,200 with a corresponding increase to the environmental escrow asset related to the future reimbursement from the environmental escrow established in the Agway Acquisition. As of December 24, 2005 and September 24, 2005, $5,013 and $5,768, respectively, remained in the environmental reserve and $5,547 and $6,151, respectively, remained in the environmental escrow asset.

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

11.    Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2013. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the equipment’s fair value at the end of their lease terms has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $18,026. Of this amount, the fair value of residual value guarantees for operating leases entered into after December 31, 2002 was $6,292 which is reflected in other liabilities, with a corresponding amount included within other assets, in the accompanying condensed consolidated balance sheets as of both December 24, 2005 and September 24, 2005.

12.    Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs for the three months ended December 24, 2005 and December 25, 2004:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 24, 2005	December 25, 2004	December 24, 2005	December 25, 2004
Service cost	$—	$—	$4	$4
Interest cost	2,287	2,277	422	446
Expected return on plan assets	(2,565)	(2,334)	—	—
Amortization of prior service costs	—	—	(180)	(180)
Recognized net actuarial loss	1,617	1,660	—	—
Net periodic benefit cost	$1,339	$1,603	$246	$270

There are no projected minimum employer contribution requirements under Internal Revenue Service Regulations for fiscal year 2006 under our defined benefit pension plan. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2006 is $3,000, of which $483 has been contributed during the three months ended December 24, 2005.

13.    Segment Information

The Partnership manages and evaluates its operations in five reportable segments: Propane, Fuel Oil and Refined Fuels, Natural Gas and Electricity, HVAC and All Other. The chief operating decision maker evaluates performance of the operating segments using a number of performance measures, including gross margins and operating profit. Costs excluded from these profit measures are captured in Corporate and include corporate overhead expenses not allocated to the operating segments. Unallocated corporate overhead expenses include all costs of back office support functions that are reported as general and administrative expenses in the consolidated statements of operations. In addition, certain costs associated with field operations support that are reported in operating expenses in the consolidated statements of operations, including purchasing, training and safety, are not allocated to the individual operating segments. Thus, operating profit for each operating segment includes only the costs that are directly attributable to the operations of the individual segment. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies Note in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 24, 2005.

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

The All Other business segment is comprised of the activities from the HomeTown Hearth & Grill and Suburban Franchising subsidiaries.

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended
	December 24, 2005	December 25, 2004
Revenues:
Propane	$310,292	$259,436
Fuel oil and refined fuels	105,305	108,260
Natural gas and electricity	37,943	22,488
HVAC	31,227	32,170
All other	2,696	1,692
Total revenues	$487,463	$424,046
Income before interest expense and income taxes:
Propane	$47,797	$41,280
Fuel oil and refined fuels	15,372	6,235
Natural gas and electricity	2,592	549
HVAC	1,034	(1,018)
All other	(569)	(1,145)
Corporate	(17,294)	(11,048)
Total income before interest expense and income taxes	48,932	34,853
Reconciliation to net income:
Interest expense, net	10,567	9,863
Provision for income taxes	150	89
Net income	$38,215	$24,901
Depreciation and amortization:
Propane	$5,228	$6,408
Fuel oil and refined fuels	1,165	1,181
Natural gas and electricity	183	419
HVAC	141	186
All other	63	68
Corporate	1,431	857
Total depreciation and amortization	$8,211	$9,119

	As of
	December 24, 2005	September 24, 2005
Assets:
Propane	$803,505	$735,094
Fuel oil and refined fuels	117,331	124,232
Natural gas and electricity	51,510	30,294
HVAC	18,146	15,590
All other	5,486	4,990
Corporate	141,797	143,378
Eliminations	(87,981)	(87,981)
Total assets	$1,049,794	$965,597

14.    Recently Issued Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation No. 47, ‘‘Accounting for Conditional Asset Retirement Obligations’’ (‘‘FIN 47’’). FIN 47 clarifies the term "conditional asset retirement obligation" as a legal obligation to retire an asset when the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also requires an entity to recognize a liability for the fair value of the conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of the Partnership’s fiscal year ending September 30, 2006. The Partnership is currently evaluating the provisions of FIN 47 and currently believes that adoption will not have a material effect on its financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three months ended December 24, 2005. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 24, 2005.

Factors that Affect Our Operating Results and Financial Condition

Product Costs

The level of profitability in the retail propane, fuel oil, natural gas and electricity businesses is largely dependent on the difference between retail sales price and product cost. The unit cost of our products, particularly propane and fuel oil, is subject to volatile changes as a result of product supply or other market conditions, including, but not limited to, economic and political factors impacting crude oil and natural gas supply or pricing. Product cost changes can occur rapidly over a short period of time and can impact profitability. There is no assurance that we will be able to pass on product cost increases fully or immediately, particularly when product costs increase rapidly. Therefore, average retail sales prices can vary significantly from period to period as product costs fluctuate with propane, fuel oil, crude oil and natural gas commodity market conditions. In addition, in periods of sustained higher commodity prices, as was experienced in fiscal 2005 and into the first quarter of fiscal 2006, retail sales volumes may be negatively impacted by customer conservation efforts.

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

Risk Management

Product supply contracts are generally one-year agreements subject to annual renewal and generally permit suppliers to charge posted market prices (plus transportation costs) at the time of delivery or the current prices established at major delivery points. Since rapid increases in the cost of propane or fuel oil may not be immediately passed on to retail customers, such increases could reduce profitability. During fiscal 2005, approximately 70% of our fuel oil volumes were sold to individual customers under agreements pre-establishing a maximum price per gallon over a twelve-month period (the ‘‘Ceiling Program’’). While our strategy was to enter into derivative instruments in the form of futures and options traded on the New York Mercantile Exchange (‘‘NYMEX’’) covering a majority of the fuel oil we expected to sell to customers under the Ceiling Program in an effort to protect the margins under the program, we evaluated the costs of such hedge protection and elected not to hedge deliveries in February through April of 2005 (impacting our second and third fiscal quarters of fiscal 2005) under this program. After evaluating the costs to adequately hedge the Ceiling Program in the current commodity price environment, particularly for fuel oil, we decided to discontinue offering the Ceiling Program after the fiscal 2005 heating season. Accordingly, we have not offered the Ceiling Program for the fiscal 2006 heating season.

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

Our significant accounting policies are summarized in Note 2 — Summary of Significant Accounting Policies included within the Notes to Consolidated Financial Statements section of the Annual Report on Form 10-K for the most recent fiscal year ended September 24, 2005. We believe that the following are our critical accounting policies:

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

Pension and Other Postretirement Benefits. We estimate the rate of return on plan assets, the discount rate to estimate the present value of future benefit obligations and the cost of future health care benefits in determining our annual pension and other postretirement benefit costs. In accordance with GAAP, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in market conditions may materially affect our pension and other postretirement obligations and our future expense. See the Liquidity and Capital Resources section of Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended September 24, 2005 for additional disclosure regarding pension benefits.

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

Environmental Reserves. We establish reserves for environmental exposures when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based upon our best estimate of costs associated with environmental remediation and ongoing monitoring activities. Accrued environmental reserves are exclusive of claims against third parties and an asset is established where contribution or reimbursement from such third parties has been agreed and we are reasonably assured of receiving such contribution or reimbursement. Environmental reserves are not discounted.

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

Executive Summary of Results of Operations and Financial Condition

We reported a significant improvement in earnings for our first quarter ended December 24, 2005 with net income of $38.2 million, or $1.15 per Common Unit, an increase of $13.3 million (53.4%) compared to net income of $24.9 million, or $0.77 per Common Unit, in the prior year quarter. EBITDA (as defined and reconciled below) of $57.1 million for the three months ended December 24, 2005 increased $13.1 million (29.8%) compared to $44.0 million in the prior year quarter. Earnings improved despite lower propane and refined fuels volumes primarily as a result of improved average unit margins, particularly in propane and fuel oil, as well as efficiencies in our cost structure resulting from the field realignment which began during the fourth quarter of fiscal 2005.

Retail propane gallons sold in the first quarter of fiscal 2006 decreased 8.0 million gallons, or 5.6%, to 133.8 million gallons compared to 141.8 million gallons in the prior year quarter. Sales of fuel oil and other refined fuels decreased 22.1 million gallons, or 33.5%, to 43.8 million gallons during the first quarter of fiscal 2006 compared to 65.9 million gallons in the prior year quarter. Our volumes continue to be negatively impacted by customer conservation efforts during this sustained period of high commodity prices resulting in higher energy costs to the consumer. In addition, in the propane segment, we have consciously focused on higher margin residential customers and, in several instances, exited certain lower margin commercial, industrial and agricultural customers, thus reducing our reported volume yet improving our overall profitability. In the fuel oil and refined fuels segment, while volumes have been negatively affected by customer losses as a result of our decision to eliminate the Ceiling Program, as well as from our continued efforts to exit certain lower margin diesel and gasoline business, our overall margin improvement has offset much of the volume shortfall.

Average temperatures in our service territories were 5% warmer than normal for the three months ended December 24, 2005, compared to 6% warmer than normal temperatures in the prior year quarter. Significantly warmer than normal temperatures during the first two months of the first quarter of fiscal 2006 were offset by sustained colder than normal temperatures during the month of December 2005. In the commodities markets, the high propane and fuel oil prices experienced throughout fiscal 2005 continued during the fiscal 2006 first quarter. Average posted prices of propane and fuel oil during the first quarter of fiscal 2006 of $1.064 per gallon and $1.8025 per gallon, respectively, increased 25% and 30%, respectively, compared to the average posted prices in the prior year quarter.

During the first quarter of fiscal 2006, we took further steps to implement our field realignment plan which began during the fourth quarter of fiscal 2005. Under the field realignment plan, we have (i) eliminated 85 positions since the beginning of the fourth quarter of fiscal 2005; (ii) consolidated the regional management structure from nineteen to ten regions; (iii) begun to streamline our operating footprint with the consolidation of our customer service centers within each region; and, (iv) standardized many of the routing and forecasting activities within the customer service centers for improved operational efficiency through better management of our assets. As a result, the increases in combined operating and general and administrative expenses that typically occur with the increased earnings, particularly in our variable expenses, were offset to an extent by cost savings realized during the early stages of the field realignment.

For the three months ended December 24, 2005, profitability in all of our reportable segments improved with our propane segment increasing $6.5 million, or 15.7%, compared to the prior year quarter. Profitability in the fuel oil and refined fuels segment and the natural gas and electricity segment for the three months ended December 24, 2005 increased $9.2 million (148.4%) and $2.0 million (372%), respectively, compared to the prior year quarter.

Looking ahead to the remainder of fiscal 2006, our operations may be negatively impacted by a recent shift to significantly warmer than normal temperatures coupled with a continued high commodity price environment. The colder than normal temperatures experienced during December 2005 have shifted to near record warm temperatures for the month of January 2006 as the average temperatures in our service territories for January 2006 were 25% warmer than normal compared to 9% warmer than normal in January 2005. However, we continue to focus on those factors that are within our control, including continued improvement in margin opportunities in our fuel oil operations from the elimination of the fuel oil Ceiling Program, as well as continued cost savings and efficiencies anticipated from the field realignment. With these positive steps and a return to a more normal weather pattern for the remainder of the heating season, we expect an improvement in operating results compared to the prior year.

Our anticipated cash requirements for the remainder of fiscal 2006 include: (i) maintenance and growth capital expenditures of approximately $23.8 million; (ii) interest payments of approximately $31.4 million; (iii) repayment of outstanding borrowings of $48.0 million under our Revolving Credit Agreement; and, (iv) distributions of approximately $57.5 million to Common Unitholders and the General Partner. Based on our current estimates of cash flow from operations, our cash position at the end of the first quarter of fiscal 2006 and availability under the Revolving Credit Agreement (unused borrowing capacity under the working capital facility of $58.8 million at December 24, 2005), we expect to have sufficient funds to meet our current and future obligations.

Results of Operations

Three Months Ended December 24, 2005 Compared to Three Months Ended December 25, 2004

Revenues

(Dollars in thousands)	Three Months Ended		Increase (Decrease)	Percent Increase (Decrease)
	December 24, 2005	December 25, 2004
Revenues
Propane	$310,292	$259,436	$50,856	19.6%
Fuel oil and refined fuels	105,305	108,260	(2,955)	(2.7%)
Natural gas and electricity	37,943	22,488	15,455	68.7%
HVAC	31,227	32,170	(943)	(2.9%)
All other	2,696	1,692	1,004	59.3%
Total revenues	$487,463	$424,046	$63,417	15.0%

Total revenues increased $63.4 million, or 15%, to $487.5 million for the three months ended December 24, 2005 compared to $424.0 million for the three months ended December 25, 2004, driven primarily by higher average selling prices resulting from significantly higher commodity prices, offset to an extent by lower volumes in our propane and fuel oil and refined fuels segments. Significantly warmer than normal temperatures during the first two months of the first quarter of fiscal 2006 were offset by sustained colder than normal temperatures during the month of December 2005. As a result, average temperatures in our service territories were 5% warmer than normal for the three months ended December 24, 2005 compared to 6% warmer than normal temperatures in the prior year quarter, as reported by the National Oceanic and Atmospheric Administration. In the commodities markets, the high propane and fuel oil prices experienced throughout fiscal 2005 continued during the first quarter of fiscal 2006, thus continuing to negatively impact volumes as a result of customer conservation.

Revenues from the distribution of propane and related activities of $310.3 million in the first quarter of fiscal 2006 increased $50.9 million, or 19.6%, compared to $259.4 million in the prior year quarter, primarily due to the impact of higher average selling prices in line with significantly higher product costs, offset to an extent by the impact of lower volumes. Retail propane gallons sold in the first quarter of fiscal 2006 decreased 8.0 million gallons, or 5.6%, to 133.8 million gallons from 141.8 million gallons in the prior year quarter. Propane volumes sold were negatively affected by customer conservation efforts, as well as a conscious effort to focus on higher margin residential customers and, in several instances, to exit certain lower margin commercial, industrial and agricultural customers, thus reducing our reported volume yet improving our overall profitability with an improved customer mix. Average propane selling prices increased approximately 20% as a result of higher commodity prices for propane. The average posted price of propane during the first quarter of fiscal 2006 increased approximately 25% compared to the average posted prices in the prior year quarter. Additionally, included within the propane segment are revenues from wholesale and risk management activities of $22.9 million for the three months ended December 24, 2005 which increased $18.8 million compared to the prior year quarter.

Revenues from the distribution of fuel oil and other refined fuels of $105.3 million in the first quarter of fiscal 2006 decreased $3.0 million, or 2.7%, from $108.3 million in the prior year quarter. Sales of fuel oil and other refined fuels amounted to 43.8 million gallons during the first quarter of fiscal 2006 compared to 65.9 million gallons in the prior year quarter, a decrease of 22.1 million gallons, or 33.5%. Lower volumes in our fuel oil and refined fuels segment were attributable primarily to our continued efforts to exit certain lower margin diesel and gasoline businesses combined with the impact of high prices on fuel oil volumes, as well as the impact on volumes from the decision to eliminate the fuel oil Ceiling Program. Average selling prices in our fuel oil and refined fuels segment increased approximately 46% as a result of higher fuel oil commodity prices, coupled with the decreased emphasis on lower priced diesel and gasoline businesses. The average posted price of fuel oil during the first quarter of fiscal 2006 increased approximately 30% compared to the average posted prices in the prior year quarter.

Revenues for the first quarter of fiscal 2006 were favorably impacted by a 68.7% increase in our natural gas and electricity marketing segment, which increased to $37.9 million from $22.5 million in the prior year quarter, primarily as a result of a rise in electricity volumes coupled with increases in average selling prices for natural gas and electricity in line with higher commodity prices. Revenues in our HVAC segment declined 2.9%, to $31.2 million during the first quarter of fiscal 2006 compared to $32.2 million in the prior year quarter.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended		Increase (Decrease)	Percent Increase (Decrease)
	December 24, 2005	December 25, 2004
Cost of products sold
Propane	$190,011	$147,009	$43,002	29.3%
Fuel oil and refined fuels	85,712	91,798	(6,086)	(6.6%)
Natural gas and electricity	33,968	20,498	13,470	65.7%
HVAC	11,836	12,780	(944)	(7.4%)
All other	1,358	1,355	3	0.2%
Total cost of products sold	$322,885	$273,440	$49,445	18.1%
As a percent of total revenues	66.2%	64.5%

The cost of products sold reported in the condensed consolidated statements of operations represents the weighted average unit cost of propane and fuel oil sold, as well as the cost of natural gas and electricity, including transportation costs to deliver product from our supply points to storage or to our customer service centers. Cost of products sold also includes the cost of appliances and related parts sold or installed by our customer service centers computed on a basis that approximates the average cost of the products. Cost of products sold is reported exclusive of any depreciation and amortization; these amounts are reported separately within the condensed consolidated statements of operations.

Cost of products sold increased $49.4 million, or 18.1%, to $322.9 million for the three months ended December 24, 2005 compared to $273.4 million in the prior year quarter. The increase results primarily from higher commodity prices for propane and fuel oil, offset to an extent by the lower sales volumes described above. Cost of products sold associated with the distribution of propane and related activities of $190.0 million increased $43.0 million, or 29.3%, compared to the prior year quarter. Higher propane prices resulted in a $31.3 million increase in cost of products sold during the first quarter of fiscal 2006 compared to the prior year quarter, partially offset by decreased propane volumes which had an impact of $8.0 million. Higher wholesale and risk management activities, noted above, increased cost of products sold by $19.5 million compared to the prior year quarter.

Cost of products sold associated with our fuel oil and refined fuels segment of $85.7 million decreased $6.1 million, or 6.6%, compared to the prior year quarter. Lower sales volumes resulted in a $30.8 million decrease in cost of products sold during the first quarter of fiscal 2006 compared to the prior year quarter, partially offset by higher commodity prices which had an impact of $24.9 million compared to the prior year quarter. Cost of products sold as a percentage of revenues in our fuel oil and refined fuels segment decreased from 84.8% during the first quarter of fiscal 2005 to 81.4% in the first quarter of fiscal 2006 primarily as a result of the elimination of the fuel oil Ceiling Program which had the effect of restricting fuel oil margin opportunities in fiscal 2005, as well as the aforementioned improvement in product mix from the exit of certain diesel and gasoline businesses.

In addition, the increase in revenues attributable to our natural gas and electricity segment had a $13.5 million impact on cost of products sold for the three months ended December 24, 2005 compared to the prior year quarter. Cost of products sold in our HVAC segment declined 7.4% as a result of lower revenues.

For the quarter ended December 24, 2005, cost of products sold represented 66.2% of revenues compared to 64.5% in the prior year quarter. This increase results primarily from higher costs of products sold in our propane segment with the increased wholesale and risk management activities, as well as continued impact of the product mix with increased natural gas and electricity activities during the first quarter of fiscal 2006.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	December 24, 2005	December 25, 2004	Decrease	Percent Decrease
Operating expenses	$93,219	$95,666	$(2,447)	(2.6%)
As a percent of total revenues	19.1%	22.6%

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

Operating expenses of $93.2 million for the three months ended December 24, 2005 decreased $2.4 million, or 2.6%, compared to $95.7 million in the prior year quarter. Operating expenses in the fiscal 2006 first quarter include a $7.0 million unrealized (non-cash) gain representing the net change in fair values of derivative instruments during the period, compared to a $2.5 million unrealized gain in the prior year quarter resulting in a $4.5 million decrease in operating expenses for the quarter ended December 24, 2005 compared to the prior year quarter (see Item 3 in this Quarterly Report for information on our policies regarding the accounting for derivative instruments). Offsetting the impact of the mark-to-market adjustments, operating expenses increased $2.1 million as a result of $2.6 million higher variable compensation in line with improved earnings; a $1.0 million increase in costs to operate and maintain our fleet, primarily due to higher fuel costs; and $0.6 million increased bad debt expense as a result of higher energy costs; offset to an extent by efficiencies achieved and cost savings realized from our field realignment, particularly in the area of compensation and benefit related expenses from lower headcount.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	December 24, 2005	December 25, 2004	Increase	Percent Increase
General and administrative expenses	$14,216	$10,968	$3,248	29.6%
As a percent of total revenues	2.9%	2.6%

All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.

General and administrative expenses of $14.2 million for the three months ended December 24, 2005 were $3.2 million, or 29.6%, higher compared to $11.0 million during first quarter of fiscal 2005. The increase was primarily attributable to increased variable compensation in line with improved earnings, as well as higher professional service fees in connection with assistance with certain business initiatives, including the field realignment.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	December 24, 2005	December 25, 2004	Decrease	Percent Decrease
Depreciation and amortization	$8,211	$9,119	$(908)	(10.0%)
As a percent of total revenues	1.7%	2.2%

Depreciation and amortization expense for the three months ended December 24, 2005 were $0.9 million lower than the first quarter of the prior fiscal year, representing a 10.0% decrease, as a result of lower depreciation from asset retirements.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	December 24, 2005	December 25, 2004	Increase	Percent Increase
Interest expense, net	$10,567	$9,863	$704	7.1%
As a percent of total revenues	2.2%	2.3%

Net interest expense increased $0.7 million, or 7.1%, to $10.6 million for the three months ended December 24, 2005, compared to $9.9 million in the prior year quarter. The increase results primarily from higher amounts outstanding under our working capital facility to fund increased working capital requirements from higher commodity prices, offset to an extent by lower average interest rates on long-term borrowings.

Net Income and EBITDA. Net income for the three months ended December 24, 2005 amounted to $38.2 million, an increase of $13.3 million, or 53.4%, compared to the prior year quarter of $24.9 million. EBITDA increased $13.1 million, or 29.8%, to $57.1 million for the three months ended December 24, 2005 compared to $44.0 million in the prior year quarter. Despite lower volumes in propane and refined fuels, our net income and EBITDA improved 53.4% and 29.8%, respectively, as a result of a conscious effort to focus on higher margin propane and refined fuels customers, cost savings attributable to the initial steps taken in our field realignment and the impact on fuel oil margins from the elimination of the Ceiling Program.

EBITDA represents net income before deducting interest expense, income taxes, depreciation and amortization. Our management uses EBITDA as a measure of liquidity and we are including it because we believe that it provides our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. Moreover, our Revolving Credit Agreement requires us to use EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA is not a recognized term under GAAP and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with GAAP. Because EBITDA as determined by us excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies. The following table sets forth (i) our calculation of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash used in operating activities:

(Dollars in thousands)	Three Months Ended
	December 24, 2005	December 25, 2004
Net income	$38,215	$24,901
Add:
Provision for income taxes	150	89
Interest expense, net	10,567	9,863
Depreciation and amortization	8,211	9,119
EBITDA	57,143	43,972
Add (subtract):
Provision for income taxes	(150)	(89)
Interest expense, net	(10,567)	(9,863)
Gain on disposal of property, plant and equipment, net	(44)	(207)
Changes in working capital and other assets and liabilities	(55,314)	(63,440)
Net cash (used in)/provided by
Operating activities	$(8,932)	$(29,627)
Investing activities	$(5,938)	$(7,909)
Financing activities	$17,088	$(96)

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Due to the seasonal nature of the propane and fuel oil businesses, cash flows from operating activities are greater during the winter and spring seasons, our second and third fiscal quarters, as customers pay for products purchased during the heating season. Seasonal working capital requirements typically increase during the first fiscal quarter in order to fund inventory purchases and carrying receivables. For the three months ended December 24, 2005, net cash used in operating activities was $8.9 million compared to net cash used in operating activities of $29.6 million for the first three months of the prior year. The $20.7 million improvement in operating cash flows was attributable to $12.8 million increased earnings, after adjusting for non-cash items in both periods (depreciation, amortization and gains on disposal of assets), coupled with a $7.9 million decreased investment in working capital in comparison to the first quarter of the prior year, particularly in increased accounts payable balances offset by higher accounts receivable.

Investing Activities. Net cash used in investing activities of $5.9 million for the three months ended December 24, 2005 consists of capital expenditures of $6.2 million (including $1.8 million for maintenance expenditures and $4.4 million to support the growth of operations), partially offset by the net proceeds from the sale of property, plant and equipment of $0.3 million. Net cash used in investing activities of $7.9 million for the three months ended December 25, 2004 consisted of capital expenditures of $8.7 million (including $1.5 million for maintenance expenditures and $7.2 million to support growth of operations), partially offset by the net proceeds from the sale of property, plant and equipment of $0.8 million.

Financing Activities. Net cash provided by financing activities for the three months ended December 24, 2005 of $17.1 million reflects borrowings of $36.3 million under our Revolving Credit Agreement in order to fund increased working capital needs during the heating season, offset by quarterly distributions to Common Unitholders and the General Partner at a rate $0.6125 per Common Unit in respect of the fourth quarter of fiscal 2005 of $19.2 million. Net cash used in financing activities for the three months ended December 25, 2004 of $0.1 million reflects the net result of borrowings of $20.2 million under our Revolving Credit Agreement in order to fund working capital needs in the beginning of the heating season, offset by our quarterly distribution of $0.6125 per Common Unit amounting to $19.1 million and $1.2 million in fees associated with entering into the Third Amended and Restated Credit Agreement in October 2004.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

Our long-term borrowings and revolving credit lines consist of $425.0 million in 6.875% senior notes due December 2013 (the ‘‘2003 Senior Notes’’) and a Revolving Credit Agreement at the Operating Partnership level which provides a five-year $125.0 million term loan due March 31, 2010 (the ‘‘Term Loan’’) and a separate working capital facility. The 2003 Senior Notes mature on December 15, 2013 and require semi-annual interest payments that began on June 15, 2004. We are permitted to redeem some or all of the 2003 Senior Notes any time on or after December 15, 2008, at redemption prices specified in the indenture governing the 2003 Senior Notes. In addition, embedded within the 2003 Senior Notes is a change of control provision that would require us to offer to repurchase the notes at 101% of the principal amount repurchased, if the holders of the notes elected to exercise the right of repurchase.

On August 26, 2005, we completed the second amendment to the Revolving Credit Agreement pursuant to which the lenders (i) eliminated a stand-alone $75.0 million letter of credit facility and combined that credit with the existing revolving working capital facility; (ii) increased the revolving working capital facility by an additional $25.0 million, thereby raising the amount of the working capital facility from $75.0 million to $175.0 million (including the $75.0 million from the former stand-alone letter of credit facility); (iii) extended the revolving credit facility’s expiration date to match the March 31, 2010 maturity date of the Term Loan; and, (iv) amended certain other terms to effect the foregoing. Borrowings under the Revolving Credit Agreement, including the Term Loan, bear interest at a rate based upon either LIBOR or Wachovia National Bank's prime rate, plus, in each case, the applicable margin or the Federal Funds rate plus 1/2 of 1%. An annual facility fee ranging from 0.375% to 0.50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur.

As of December 24, 2005, there was $63.0 million outstanding under the working capital facility of the Revolving Credit Agreement that was used to fund working capital requirements. While working capital requirements have increased as a result of the sustained period of significantly higher commodity prices for both propane and fuel oil, we believe that our working capital facility provides sufficient borrowing capacity to meet the increased seasonal needs. Cash flow from operations is typically greater during our second and third fiscal quarters as customers pay for products purchased during the heating season. Accordingly, we expect to significantly reduce the amounts outstanding under the working capital facility of the Revolving Credit Agreement by the end of our third quarter ending June 2006.

The Revolving Credit Agreement and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to our Operating Partnership and us, respectively; including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Revolving Credit Agreement, the Operating Partnership is required to maintain a leverage ratio (the ratio of Operating Partnership debt to EBITDA) of less than 4.0 to 1. In addition, the Operating Partnership is required to maintain an interest coverage ratio (the ratio of EBITDA to consolidated interest expense) of greater than 2.5 to 1 on a consolidated basis. We were in compliance with all covenants and terms of all of our debt agreements as of December 24, 2005.

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

Partnership Distributions

We will make distributions in an amount equal to all of our Available Cash, as defined in the Second Amended and Restated Partnership Agreement, approximately 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. The Board of Supervisors reviews the level of Available Cash on a quarterly basis based upon information provided by management. On January 19, 2006, we declared a quarterly distribution of $0.6125 per Common Unit, or $2.45 on an annualized basis, in respect of the first quarter of fiscal 2006 payable on February 7, 2006 to holders of record on January 31, 2006.

Quarterly distributions include Incentive Distribution Rights (‘‘IDRs’’) payable to our General Partner to the extent the quarterly distribution exceeds $0.55 per Common Unit. The IDRs represent an incentive for the General Partner (which is owned by management of the Partnership) to increase the distributions to Common Unitholders in excess of $0.55 per Common Unit. With regard to the first $0.55 of the Common Unit distribution, 98.46% of the Available Cash is distributed to the Common Unitholders and 1.54% is distributed to the General Partner. With regard to the balance of the Common Unit distributions paid, 85% of the Available Cash is distributed to the Common Unitholders and 15% is distributed to the General Partner.

Debt Obligations and Other Commitments

Short-term and long-term debt obligations and future minimum rental commitments under noncancelable operating lease agreements are due as follows:

(Dollars in thousands)	Remainder of Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010 and thereafter	Total
Short-term and long-term debt	$63,475	$—	$—	$—	$548,128	$611,603
Operating leases	18,399	17,147	11,759	7,944	10,033	65,282
Total debt obligations and lease commitments	$81,874	$17,147	$11,759	$7,944	$558,161	$676,885

We have a noncontributory, cash balance format, defined benefit pension plan for eligible participants in existence on January 1, 2000, which was frozen to new participants effective January 1, 2003. At December 24, 2005, we had accrued pension obligations of $41.5 million. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000. At December 24, 2005, we had accrued retiree health and life benefits of $33.0 million. We are self-insured for general, product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At December 24, 2005, we had accrued insurance liabilities of $38.4 million, net of an $8.0 million asset related to the amount of the liability expected to be covered by insurance carriers. Additionally, we have standby letters of credit in the aggregate amount of $53.3 million, in support of our casualty insurance coverage and certain lease obligations, which expire periodically through October 25, 2006.

Additionally, we have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2013. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the difference. Although the equipment’s fair value at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $18.0 million. Of this amount, the fair value of residual value guarantees for operating leases entered into after December 31, 2002 was $6.3 million as of both December 24, 2005 and September 24, 2005, which is reflected in other liabilities, with a corresponding amount included within other assets in the accompanying condensed consolidated balance sheets.

Recently Issued Accounting Standards

In March 2005, the Financial Accounting Standards Board (the ‘‘FASB’’) issued FASB Interpretation No. 47, ‘‘Accounting for Conditional Asset Retirement Obligations’’ (‘‘FIN 47’’). FIN 47 clarifies the term "conditional asset retirement obligation" as a legal obligation to retire an asset when the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also requires an entity to recognize a liability for the fair value of the conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of our fiscal year ending September 30, 2006. We are currently evaluating the provisions of FIN 47 and currently believe that adoption will not have a material effect on our financial position, results of operations or cash flows.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements (‘‘Forward-Looking Statements’’) as defined in the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, relating to future business expectations and predictions and financial condition and results of operations of Suburban Propane Partners, L.P. (the ‘‘Partnership’’). Some of these statements can be identified by the use of forward-looking terminology such as ‘‘prospects,’’ ‘‘outlook,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘intends,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘anticipates,’’ ‘‘expects’’ or ‘‘plans’’ or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements (statements contained in this Quarterly Report identifying such risks and uncertainties are referred to as ‘‘Cautionary Statements’’). The risks and uncertainties and their impact on the Partnership’s results include, but are not limited to, the following risks:

•	The impact of weather conditions on the demand for propane, fuel oil and other refined fuels, natural gas and electricity;

•	Fluctuations in the unit cost of propane, fuel oil and other refined fuels and natural gas, and the impact of price increases on customer conservation;

•	The ability of the Partnership to compete with other suppliers of propane, fuel oil and other energy sources;

•	The impact on the price and supply of propane, fuel oil and other refined fuels from the political, military or economic instability of the oil producing nations, global terrorism and other general economic conditions;

•	The ability of the Partnership to continue to realize, or to realize fully, within the expected time frame, the expected cost savings and synergies from the Agway Acquisition (as defined below);

•	The ability of the Partnership to acquire and maintain reliable transportation for its propane, fuel oil and other refined fuels;

•	The ability of the Partnership to retain customers;

•	The impact of energy efficiency and technology advances on the demand for propane and fuel oil;

•	The ability of management to continue to control expenses including the results of our recent field realignment initiative;

•	The impact of changes in applicable statutes and government regulations, or their interpretations, including those relating to the environment and global warming and other regulatory developments on the Partnership’s business;

•	The impact of legal proceedings on the Partnership’s business;

•	The Partnership’s ability to implement its expansion strategy into new business lines and sectors; and

•	The Partnership’s ability to integrate acquired businesses successfully.

Some of these Forward-Looking Statements are discussed in more detail in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ in this Quarterly Report. On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings with the Securities and Exchange Commission (‘‘SEC’’), press releases or oral statements made by or with the approval of one of the Partnership’s authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking Statements, which reflect management’s view only as of the date made. The Partnership undertakes no obligation to update any Forward-Looking Statement or Cautionary Statement. All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 24, 2005, we were a party to exchange-traded futures and option contracts, forward contracts and in certain instances, over-the-counter options (collectively ‘‘derivative instruments’’) to manage the price risk associated with future purchases of the commodities used in our operations, principally propane and fuel oil. Futures and forward contracts require that we sell or acquire propane or fuel oil at a fixed price at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane or fuel oil at a specified price during a specified time period. However, the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of the product to the respective party or are settled by the payment of a net amount equal to the difference between the then current price and the fixed contract price. The contracts are entered into in anticipation of market movements and to manage and hedge exposure to fluctuating prices of propane and fuel oil, as well as to help ensure the availability of product during periods of high demand.

During fiscal 2005, approximately 70% of our fuel oil volumes were sold to individual customers under a Ceiling Program which was an agreement pre-establishing a maximum price per gallon over a twelve-month period. While our strategy was to enter into derivative instruments in the form of futures and options traded on the NYMEX covering a majority of the fuel oil we expected to sell to customers under the Ceiling Program in an effort to protect the margins under the program, we evaluated the costs of such hedge protection and elected not to hedge deliveries in February through April of 2005 (impacting our second and third fiscal quarters of fiscal 2005) under this program. After evaluating the costs to adequately hedge the Ceiling Program in the current commodity price environment, particularly for fuel oil, we decided to discontinue offering the Ceiling Program after the fiscal 2005 heating season. Accordingly, we have not offered the Ceiling Program for the fiscal 2006 heating season.

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

Interest Rate Risk

A portion of our long-term borrowings bear interest at a variable rate based upon either LIBOR or Wachovia National Bank's prime rate, plus an applicable margin depending on the level of our total leverage. Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. On March 31, 2005, we entered into a $125,000 interest rate swap contract in conjunction with the new Term Loan facility under the Revolving Credit Agreement. The interest rate swap is being accounted for under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137, 138 and 149 ("SFAS 133") and has been designated as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized in other comprehensive income until the hedged item is recognized in earnings. At December 24, 2005, the fair value of the interest rate swap was $0.4 million and is included within other assets.

Derivative Instruments and Hedging Activities

We account for derivative instruments in accordance with the provisions of SFAS 133. All derivative instruments are reported on the balance sheet, within other current assets or other current liabilities, at their fair values. Fair values for forward contracts and futures are derived from quoted market prices for similar instruments traded on the NYMEX. On the date that futures, forward and option contracts are entered into, we make a determination as to whether the derivative instrument qualifies for designation as a hedge. Changes in the fair value of derivative instruments are recorded each period in current period earnings or other comprehensive income (loss) (‘‘OCI’’), depending on whether a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivative instruments designated as cash flow hedges, we formally assess, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in OCI to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in operating expenses immediately.

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

At December 24, 2005, the fair value of derivative instruments described above resulted in derivative assets (unrealized gains) of $0.3 million included within prepaid expenses and other current assets and derivative liabilities (unrealized losses) of $1.2 million included within other current liabilities. For the three months ended December 24, 2005, operating expenses include unrealized (non-cash) gains in the amount of $7.0 million compared to unrealized gains in the amount of $2.5 million for the three months ended December 25, 2004 attributable to the change in the fair value of derivative instruments not designated as hedges. At December 24, 2005, unrealized gains on derivative instruments designated as cash flow hedges in the amount of $0.1 million were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities market, the corresponding value in OCI is subject to change prior to its impact on earnings.

Sensitivity Analysis

In an effort to estimate our exposure to unfavorable market price changes in propane or fuel oil, a sensitivity analysis of open positions as of December 24, 2005 was performed. Based on this analysis, a hypothetical 10% adverse change in market prices for each of the future months for which a future, forward and/or option contract exists indicates either a reduction in potential future gains or potential losses in future earnings of $4.0 million and $6.2 million as of December 24, 2005 and December 25, 2004, respectively. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 24, 2005.

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

On January 30, 2006, before filing this Quarterly Report, the Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of December 24, 2005. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of December 24, 2005, such disclosure controls and procedures were effective at the reasonable assurance level.

(b) There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 24, 2005 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

Suburban Propane Partners, L.P.
February 2, 2006 Date	/s/ ROBERT M. PLANTE Robert M. Plante Vice President and Chief Financial Officer
February 2, 2006 Date	/s/ MICHAEL A. STIVALA Michael A. Stivala Controller and Chief Accounting Officer