Form 10-Q
period 2006-03-25
SUBURBAN PROPANE PARTNERS LP
filed 2006-05-04
CIK 1005210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

    Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 25, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

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

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 25, 2006	September 24, 2005
ASSETS
Current assets:
Cash and cash equivalents	$16,683	$14,411
Accounts receivable, less allowance for doubtful accounts of $11,015 and $9,965, respectively	186,986	109,918
Inventories	76,528	80,565
Prepaid expenses and other current assets	20,490	31,909
Total current assets	300,687	236,803
Property, plant and equipment, net	394,252	399,985
Goodwill	281,359	281,359
Other intangible assets, net	19,171	20,685
Other assets	30,541	26,765
Total assets	$1,026,010	$965,597
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$69,924	$63,569
Accrued employment and benefit costs	26,107	20,291
Short-term borrowings	21,750	26,750
Current portion of long-term borrowings	475	475
Accrued insurance	7,420	11,505
Customer deposits and advances	30,926	62,099
Accrued interest	11,752	10,975
Other current liabilities	19,311	26,548
Total current liabilities	187,665	222,212
Long-term borrowings	548,187	548,070
Postretirement benefits obligation	30,023	31,058
Accrued insurance	38,458	34,952
Accrued pension liability	42,883	40,206
Other liabilities	14,724	12,983
Total liabilities	861,940	889,481
Commitments and contingencies
Partners' capital:
Common Unitholders (30,314 and 30,279 units issued and outstanding at March 25, 2006 and September 24, 2005, respectively)	237,229	159,199
General Partner	933	(1,779)
Deferred compensation	(5,860)	(5,887)
Common Units held in trust, at cost	5,860	5,887
Unearned compensation	—	(4,355)
Accumulated other comprehensive loss	(74,092)	(76,949)
Total partners' capital	164,070	76,116
Total liabilities and partners' capital	$1,026,010	$965,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended
	March 25, 2006	March 26, 2005
Revenues
Propane	$386,610	$360,830
Fuel oil and refined fuels	133,567	157,963
Natural gas and electricity	46,111	39,265
HVAC	22,416	27,104
All other	2,239	2,207
	590,943	587,369
Costs and expenses
Cost of products sold	368,299	380,515
Operating	100,084	110,229
General and administrative	17,114	12,057
Restructuring costs	1,497	300
Depreciation and amortization	8,898	9,198
	495,892	512,299
Income before interest expense and provision for income taxes	95,051	75,070
Interest expense, net	10,939	10,480
Income before provision for income taxes	84,112	64,590
Provision for income taxes	83	109
Income from continuing operations	84,029	64,481
Discontinued operations (Note 13):
Gain on sale of customer service centers	—	976
Net income	$84,029	$65,457
General Partner's interest in net income	2,715	2,034
Limited Partners' interest in net income	$81,314	$63,423
Income per Common Unit - basic
Income from continuing operations	$2.44	$1.89
Discontinued operations	—	0.02
Net income	$2.44	$1.91
Weighted average number of Common Units outstanding - basic	30,313	30,277
Income per Common Unit - diluted
Income from continuing operations	$2.43	$1.88
Discontinued operations	—	0.02
Net income	$2.43	$1.90
Weighted average number of Common Units outstanding - diluted	30,438	30,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Six Months Ended
	March 25, 2006	March 26, 2005
Revenues
Propane	$696,902	$619,613
Fuel oil and refined fuels	238,872	266,223
Natural gas and electricity	84,054	61,753
HVAC	53,643	59,274
All other	4,935	4,552
	1,078,406	1,011,415
Costs and expenses
Cost of products sold	691,184	653,955
Operating	193,303	205,570
General and administrative	31,330	23,025
Restructuring costs	1,497	625
Depreciation and amortization	17,109	18,317
	934,423	901,492
Income before interest expense and provision for income taxes	143,983	109,923
Interest expense, net	21,506	20,343
Income before provision for income taxes	122,477	89,580
Provision for income taxes	233	198
Income from continuing operations	122,244	89,382
Discontinued operations (Note 13):
Gain on sale of customer service centers	—	976
Net income	$122,244	$90,358
General Partner's interest in net income	3,902	2,808
Limited Partners' interest in net income	$118,342	$87,550
Income per Common Unit - basic
Income from continuing operations	$3.59	$2.66
Discontinued operations	—	0.03
Net income	$3.59	$2.69
Weighted average number of Common Units outstanding - basic	30,306	30,273
Income per Common Unit - diluted
Income from continuing operations	$3.58	$2.65
Discontinued operations	—	0.02
Net income	$3.58	$2.67
Weighted average number of Common Units outstanding - diluted	30,416	30,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	March 25, 2006	March 26, 2005
Cash flows from operating activities:
Net income	$122,244	$90,358
Adjustments to reconcile net income to net cash provided by/(used in) operations:
Depreciation expense	15,595	16,266
Amortization of intangible assets	1,514	2,051
Amortization of debt origination costs	660	824
Amortization of unearned compensation	1,176	917
Amortization of discount on long-term borrowings	117	—
Gain on disposal of property, plant and equipment, net	(621)	(1,067)
Gain on sale of customer service centers	—	(976)
Changes in assets and liabilities:
(Increase) in accounts receivable	(77,068)	(99,511)
Decrease/(increase) in inventories	4,037	(3,292)
Decrease/(increase) in prepaid expenses and other current assets	11,419	(1,347)
Increase in accounts payable	6,355	13,547
Increase/(decrease) in accrued employment and benefit costs	5,816	(4,429)
Increase in accrued interest	777	579
(Decrease) in other accrued liabilities	(42,581)	(43,291)
(Increase) in other noncurrent assets	(2,786)	(1,557)
Increase in other noncurrent liabilities	8,182	8,832
Net cash provided by/(used in) operating activities	54,836	(22,096)
Cash flows from investing activities:
Capital expenditures	(10,866)	(16,231)
Proceeds from sale of property, plant and equipment	1,625	3,287
Net cash (used in) investing activities	(9,241)	(12,944)
Cash flows from financing activities:
Short-term borrowings	—	38,000
Repayment of short-term borrowings, net	(5,000)	—
Expenses associated with debt agreements	—	(1,268)
Partnership distributions	(38,323)	(38,271)
Net cash (used in) financing activities	(43,323)	(1,539)
Net increase/(decrease) in cash and cash equivalents	2,272	(36,579)
Cash and cash equivalents at beginning of period	14,411	53,481
Cash and cash equivalents at end of period	$16,683	$16,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
(in thousands)
(unaudited)

	Number of Common Units	Common Unitholders	General Partner	Deferred Compensation	Common Units in Trust	Unearned Compensation	Accumulated Other Comprehensive (Loss)	Total Partners' Capital	Comprehensive Income
Balance at September 24, 2005	30,279	$159,199	$(1,779)	$(5,887)	$5,887	$(4,355)	$(76,949)	$76,116
Net income		118,342	3,902					122,244	$122,244
Other comprehensive income:
Net unrealized gains on cash flow hedges							2,857	2,857	2,857
Reclassification of realized gains on cash flow hedges into earnings							—	—	—
Comprehensive income									$125,101
Partnership distributions		(37,133)	(1,190)					(38,323)
Common Units issued under Restricted Unit Plan	35
Common Units distributed into trust				27	(27)			—
Elimination of unearned compensation from adoption of SFAS 123R		(4,355)				4,355		—
Compensation cost recognized under Restricted Unit Plan, net of forfeitures		1,176						1,176
Balance at March 25, 2006	30,314	$237,229	$933	$(5,860)	$5,860	$—	$(74,092)	$164,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the ‘‘Partnership’’) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and other refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership installs and services a wide variety of home comfort equipment, particularly for heating, ventilation and air conditioning (‘‘HVAC’’). The limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (‘‘Common Units’’) with 30,314,262 Common Units outstanding at March 25, 2006. The limited partners are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Second Amended and Restated Agreement of Limited Partnership (the ‘‘Partnership Agreement’’), such as the election of three of the five members of the Board of Supervisors, and voting on the removal of the general partner.

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

The general partner of both the Partnership and the Operating Partnership is Suburban Energy Services Group LLC (the ‘‘General Partner’’), a Delaware limited liability company. The General Partner is majority owned by senior management of the Partnership and owns 224,625 general partner units (an approximate 0.74% ownership interest) in the Partnership and a 1.0101% interest in the Operating Partnership. The General Partner appoints two of the five members of the Board of Supervisors.

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

At March 25, 2006, the fair value of derivative instruments described above resulted in derivative assets of $314 included within prepaid expenses and other current assets and derivative liabilities of $1,175 included within other current liabilities. Operating expenses included unrealized (non-cash) losses in the amount of $557 for the three months ended March 25, 2006, unrealized (non-cash) gains of $6,485 for the six months ended March 25, 2006 and unrealized (non-cash) losses in the amounts of $2,839 and $316 for the three and six months ended March 26, 2005, respectively, attributable to the change in fair value of derivative instruments not designated as cash flow hedges. At March 25, 2006, unrealized losses on derivative instruments designated as cash flow hedges in the amount of $86 were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities market, the corresponding value in OCI is subject to change prior to its impact on earnings.

A portion of the Partnership’s long-term borrowings bear interest at a variable rate based upon either LIBOR or Wachovia National Bank's prime rate, plus an applicable margin depending on the level of the Partnership’s total leverage. Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. The Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. On March 31, 2005, the Partnership entered into a $125,000 interest rate swap contract in conjunction with the new Term Loan facility under the Revolving Credit Agreement (see Note 7). The interest rate swap is being accounted for under SFAS 133 and the Partnership has designated the interest rate swap as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized in OCI until the hedged item is recognized in earnings. At March 25, 2006, the fair value of the interest rate swap amounted to $1,650 and is included within other assets.

Asset Impairments.    The Partnership reviews the recoverability of long-lived assets when circumstances occur that indicate that the carrying value of an asset group may not be recoverable. Such circumstances include a significant adverse change in the manner in which an asset group is being used, current operating losses combined with a history of operating losses experienced by the asset group or a current expectation that an asset group will be sold or otherwise disposed of before the end of its previously estimated useful life. Evaluation of possible impairment is based on the Partnership’s ability to recover the value of the asset group from the future undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If the expected undiscounted cash flows are less than the carrying amount of such asset, an impairment loss is recorded as the amount by which the carrying amount of an asset group exceeds its fair value. The fair value of an asset group will be measured using the best information available, including prices for similar assets or the result of using a discounted cash flow valuation technique.

Depreciation expense for the three and six months ended March 25, 2006 included a non-cash charge of $1,134 related to an impairment of assets to be disposed of as a result of the Partnership’s field realignment efforts (see Note 3), as well as the write-down of certain assets in the All Other business segment related to HomeTown Hearth & Grill.

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

During the fourth quarter of fiscal 2005 the Partnership approved and initiated a plan of reorganization to realign the field operations in an effort to streamline the operating footprint and leverage the system infrastructure to achieve additional operational efficiencies and reduce costs. As a result of this field realignment, the Partnership recorded a restructuring charge of $2,150 during the fourth quarter of fiscal 2005 associated with severance and other employee benefits for approximately 85 positions eliminated under the plan. During the three and six months ended March 25, 2006, the Partnership recorded an additional severance of $1,224 associated with the elimination of an additional 65 positions under the field realignment plan. In addition, during the second quarter of fiscal 2006 the Partnership recorded a restructuring charge of $273 related to exit costs, primarily lease terminations costs, associated with a plan to exit certain activities of the HomeTown Hearth & Grill business included within the All Other business segment.

For the three and six months ended March 26, 2005, the Partnership recorded restructuring charges of $300 and $625, respectively, within the consolidated statements of operations related primarily to employee termination costs incurred as a result of actions taken during fiscal 2005.

During fiscal 2004, in connection with the initial integration of certain management and back office functions of Agway Energy, the Partnership’s management approved and initiated plans to restructure the operations of both the Partnership and Agway Energy. Severance and other restructuring or relocation costs associated with assets, employees and operations of Agway Energy in the amount of $2,225 were recorded as liabilities assumed in the purchase business combination and resulted in an increase to goodwill. As of March 25, 2006, the majority of the activities associated with this restructuring plan were completed.

The components of the remaining restructuring charges are as follows:

	Reserve at September 24, 2005	Charges Through March 25, 2006	Utilization Through March 25, 2006	Reserve at March 25, 2006
Charges expensed:
Severance and other employee costs	$1,671	$1,224	$(1,803)	$1,092
Other exit costs	150	273	—	423
Total	$1,821	$1,497	$(1,803)	$1,515

The remaining reserve of $1,515 as of March 25, 2006 is expected to be paid out or utilized over the next twelve months.

4.	Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and other refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	March 25, 2006	September 24, 2005
Propane and refined fuels	$63,090	$66,383
Natural gas	2,099	3,267
Appliances and related parts	11,339	10,915
	$76,528	$80,565

5.	Goodwill and Other Intangible Assets

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

Other intangible assets consist of the following:

	March 25, 2006	September 24, 2005
Customer lists	$19,866	$19,866
Trade names	1,499	2,531
Non-compete agreements	2,406	4,956
Other	1,967	1,967
	25,738	29,320
Less: accumulated amortization	6,567	8,635
	$19,171	$20,685

Aggregate amortization expense related to other intangible assets for the three and six months ended March 25, 2006 was $547 and $1,514, respectively, and $1,004 and $2,051 for the three and six months ended March 26, 2005, respectively.

Aggregate amortization expense related to other intangible assets for the remainder of fiscal 2006 and for each of the five succeeding fiscal years as of March 25, 2006 is as follows: 2006 – $1,072; 2007 – $2,036; 2008 – $1,999; 2009 – $1,995; 2010 – $1,965 and 2011-$1,960.

6.	Income Per Unit

Computations of earnings per Common Unit are performed in accordance with Emerging Issues Task Force (‘‘EITF’’) consensus 03-6 ‘‘Participating Securities and the Two-Class Method Under FAS 128’’ (‘‘EITF 03-6’’), when applicable. EITF 03-6 requires, among other things, the use of the two-class method of computing earnings per unit when participating securities exist. Basic income per limited partner unit for the three and six months ended March 25, 2006 and March 26, 2005 is computed by dividing the limited partners’ share of income, calculated under the two-class method of computing earnings, by the weighted average number of outstanding Common Units. Diluted income per limited partner unit for the three and six months ended March 25, 2006 and March 26, 2005 is computed by dividing the limited partners’ share of income, calculated under the two-class method of computing earnings, by the weighted average number of outstanding Common Units and time vested Restricted Units granted under the 2000 Restricted Unit Plan (see Note 9). In computing diluted income per unit, weighted average units outstanding used to compute basic income per unit were increased by 124,448 and 109,505 units for the three and six months ended March 25, 2006, respectively, and 127,728 and 140,957 units for the three and six months ended March 26, 2005, respectively, to reflect the potential dilutive effect of the unvested Restricted Units outstanding using the treasury stock method.

The two-class method is an earnings allocation formula that computes earnings per unit for each class of Common Unit and participating security according to distributions declared and the participating rights in undistributed earnings, as if all of the earnings were distributed to the limited partners and the general partner (inclusive of the incentive distribution rights of the General Partner which are considered participating securities for purposes of the two-class method). Net income is allocated to the Common Unitholders and the General Partner in accordance with their respective Partnership ownership interests, after giving effect to any priority income allocations for incentive distributions allocated to the General Partner. Application of the two-class method under EITF 03-6 resulted in a negative impact on income per Common Unit of $0.24 and $0.31, for the three and six months ended March 25, 2006, respectively, and $0.18 and $0.20 per Common Unit for the three and six months ended March 26, 2005, respectively, compared to the computation under SFAS 128.

7.	Short-Term and Long-Term Borrowings

Short-term and long-term borrowings consist of the following:

	March 25, 2006	September 24, 2005
Senior Notes, 6.875%, due December 15, 2013, net of unamortized discount of $1,813 and $1,930, respectively	$423,187	$423,070
Term Loan, 6.29% to 7.16%, due March 31, 2010	125,000	125,000
Note payable, 8%, due May 15, 2006	475	475
Short-term borrowings under the Revolving Credit Agreement	21,750	26,750
	570,412	575,295
Less: current portion	22,225	27,225
	$548,187	$548,070

On December 23, 2003, the Partnership and its subsidiary Suburban Energy Finance Corporation issued $175,000 aggregate principal amount of Senior Notes (the ‘‘2003 Senior Notes’’) with an annual interest rate of 6.875%. On March 31, 2005, the Partnership and Suburban Energy Finance Corporation issued $250,000 additional senior notes under the indenture governing the 2003 Senior Notes in order to refinance $340,000 of previously outstanding senior notes which required annual principal amortization of $42,500 through 2012 (the ‘‘Refinancing’’). The Partnership’s obligations under the 2003 Senior Notes are unsecured and rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The 2003 Senior Notes are structurally subordinated to, which means they rank effectively behind, any senior debt and other liabilities of the Operating Partnership. The 2003 Senior Notes mature on December 15, 2013, and require semi-annual interest payments that began on June 15, 2004. The Partnership is permitted to redeem some or all of the 2003 Senior Notes any time on or after December 15, 2008, at redemption prices specified in the indenture governing the 2003 Senior Notes. In addition, in the event of a change of control of the Partnership, as defined in the indenture governing the 2003 Senior Notes, the Partnership must offer to repurchase the notes at 101% of the principal amount repurchased, if the holders of the notes exercise the right of repurchase.

On October 20, 2004, the Operating Partnership executed the Third Amended and Restated Credit Agreement (the ‘‘Revolving Credit Agreement’’), replacing the Second Amended and Restated Credit Agreement which would have expired in May 2006. On March 31, 2005 in conjunction with the Refinancing, the Operating Partnership executed the first amendment to the Revolving Credit Agreement to provide, among other things, for a five-year $125,000 term loan facility due March 31, 2010 (the ‘‘Term Loan’’). The Revolving Credit Agreement, as amended, was scheduled to expire on October 20, 2008 and in addition to the Term Loan provided available credit of $150,000 in the form of a $75,000 revolving working capital facility and a separate $75,000 letter of credit facility. On August 26, 2005, the Partnership completed the second amendment to the Revolving Credit Agreement which, among other things, extended the maturity date to March 31, 2010 to coincide with the maturity of the Term Loan, eliminated the stand-alone $75,000 letter of credit facility and combined that credit with the existing revolving working capital facility and increased the available revolving borrowing capacity by an additional $25,000, thereby raising the amount of the working capital facility to $175,000 (including the $75,000 from the former stand-alone letter of credit facility). On February 23, 2006, the Partnership completed the third amendment to the Revolving Credit Agreement which authorized the Operating Partnership to incur additional indebtedness of up to $10,000 in connection with capital leases and up to $20,000 in short-term borrowings during the period from December 1 to April 1 in each fiscal year. The third amendment provides the Partnership with greater financial flexibility for general working capital purposes during periods of peak demand, if necessary.

Borrowings under the Revolving Credit Agreement, including the Term Loan, bear interest at a rate based upon either LIBOR or Wachovia National Bank's prime rate, plus, in each case, the applicable margin or the Federal Funds rate plus 1/2 of 1%. An annual facility fee ranging from 0.375% to 0.50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of March 25, 2006 and September 24, 2005, there was $21,750 and $26,750, respectively, outstanding under the working capital facility of the Revolving Credit Agreement that was used to fund working capital requirements. As of March 30, 2006, all amounts outstanding under the working capital facility of the Revolving Credit Agreement were repaid.

In connection with the Term Loan, the Operating Partnership also entered into an interest rate swap contract with a notional amount of $125,000 with the issuing lender. Effective March 31, 2005 through March 31, 2010, the Operating Partnership will pay a fixed interest rate of 4.66% to the issuing lender on notional principal amount of $125,000, effectively fixing the LIBOR portion of the interest rate at 4.66%. In return, the issuing lender will pay to the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The applicable margin above LIBOR, as defined in the Revolving Credit Agreement, is not included in, and will be paid in addition to this fixed interest rate of 4.66%. The fair value of the interest rate swap amounted to $1,650 at March 25, 2006 and is included in other assets with a corresponding amount included within OCI.

The Revolving Credit Agreement and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Revolving Credit Agreement, the Operating Partnership is required to maintain a leverage ratio of less than 4.0 to 1. In addition, the Operating Partnership is required to maintain an interest coverage ratio of greater than 2.5 to 1 on a consolidated basis. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the 2003 Senior Notes and the Revolving Credit Agreement as of March 25, 2006.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, the 2003 Senior Notes and Revolving Credit Agreement were capitalized within other assets and are being amortized on a straight-line basis over the term of the respective debt agreements. Other assets at March 25, 2006 and September 24, 2005 include debt origination costs with a net carrying amount of $8,207 and $8,848, respectively. Aggregate amortization expense related to deferred debt origination costs included within interest expense for the three and six months ended March 25, 2006 was $329 and $660, respectively, and $416 and $824 for the three and six months ended March 26, 2005, respectively.

8.	Distributions of Available Cash

The Partnership makes distributions to its partners approximately 45 days after the end of each fiscal quarter of the Partnership in an aggregate amount equal to its available cash (‘‘Available Cash’’) for such quarter. Available Cash, as defined in the Partnership Agreement, generally means all cash on hand at the end of the respective fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. These reserves are retained for the proper conduct of the Partnership’s business, the payment of debt principal and interest and for distributions during the next four quarters. Distributions by the Partnership in an amount equal to 100% of its Available Cash will generally be made 98.26% to the Common Unitholders and 1.74% to the General Partner, subject to the payment of incentive distributions to the General Partner to the extent the quarterly distributions exceed a target distribution of $0.55 per Common Unit.

As defined in the Partnership Agreement, the General Partner has certain Incentive Distribution Rights (‘‘IDRs’’) which represent an incentive for the General Partner to increase distributions to Common Unitholders in excess of the target quarterly distribution of $0.55 per Common Unit. With regard to the first $0.55 per Common Unit of quarterly distributions paid in any given quarter, 98.26% of the Available Cash is distributed to the Common Unitholders and 1.74% is distributed to the General Partner. With regard to the balance of quarterly distributions in excess of the $0.55 per Common Unit target distribution, approximately 85% of the Available Cash is distributed to the Common Unitholders and approximately 15% is distributed to the General Partner.

On April 20, 2006, the Partnership declared a quarterly distribution of $0.6125 per Common Unit, or $2.45 on an annualized basis, in respect of the second quarter of fiscal 2006 payable on May 9, 2006 to holders of record on May 2, 2006. On May 4, 2006, the Partnership announced an increase in its quarterly distribution from $0.6125 to $0.6375 per Common Unit, or $2.55 on an annualized basis. The quarterly distribution at this increased level will be payable in respect of the third quarter of fiscal 2006 on August 8, 2006 to holders of record on August 1, 2006.

9.	Share-Based Compensation Arrangements

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued a revised SFAS No. 123, ‘‘Share Based Payments’’ (‘‘SFAS 123R’’) which was adopted by the Partnership effective for the first quarter ended December 24, 2005. SFAS 123R is a revision of SFAS No. 123 ‘‘Accounting for Stock-Based Compensation’’ and supersedes APB Opinion No. 25 ‘‘Accounting for Stock Issued to Employees’’. SFAS 123R requires the recognition of compensation cost over the respective service period for employee services received in exchange for an award of equity or equity-based compensation based on the grant date fair value of the award. The Partnership has historically recognized unearned compensation associated with awards under its 2000 Restricted Unit Plan ratably to expense over the vesting period. SFAS 123R also requires the measurement of liability awards under a share-based payment arrangement based on remeasurement of the award’s fair value at the conclusion of each quarterly reporting period until the date of settlement, taking into consideration the probability that the performance conditions will be satisfied. The Partnership has historically recognized compensation cost and the associated unearned compensation liability for equity-based awards under its Long-Term Incentive Plan consistent with the requirements of SFAS 123R. Accordingly, adoption of SFAS 123R did not have an impact on the Partnership’s consolidated financial position, results of operations or cash flows. Under the transition guidance provided in SFAS 123R, however, all unearned compensation as of the beginning of fiscal 2006 has been eliminated from the consolidated statement of partners’ capital with a corresponding reduction in partners’ capital — Common Unitholders resulting in no net impact to the Partnership’s financial position.

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

During fiscal 2006, the Partnership awarded 110,707 Restricted Units under the 2000 Restricted Unit Plan at an aggregate grant date fair value of $2,901. Following is a summary of activity in the 2000 Restricted Unit Plan during fiscal 2006:

		Weighted Average Grant Date Fair Value Per Unit
	Units
Outstanding September 24, 2005	273,778	$29.17
Awarded	110,707	26.21
Forfeited	(4,212)	(32.95)
Issued	(35,203)	(24.85)
Outstanding March 25, 2006	345,070	$28.82

As of March 25, 2006, there was $5,939 of total unrecognized compensation cost related to unvested Common Units awarded under the 2000 Restricted Unit Plan. Compensation cost associated with the unvested awards is expected to be recognized over a weighted-average period of 2.5 years. Compensation expense for the 2000 Restricted Unit Plan for the three and six months ended March 25, 2006 was $561 and $1,176, respectively, and $512 and $917 for the three and six months ended March 26, 2005, respectively.

Long-Term Incentive Plan.    The Partnership has a non-qualified, unfunded long-term incentive plan for officers and key employees (‘‘LTIP-2’’) which provides for payment, in the form of cash, for an award of equity-based compensation at the end of a three-year performance period. The level of compensation earned under LTIP-2 is based on the market performance of the Partnership’s Common Units on the basis of total return to Unitholders (‘‘TRU’’) compared to the TRU of a predetermined peer group primarily composed of other Master Limited Partnerships, approved by the Compensation Committee of the Board of Supervisors, over the same three-year performance period. As a result of the quarterly remeasurement of the liability for awards under LTIP-2, compensation expense for the three months ended March 25, 2006 was $185 and income of $586 for the six months ended March 25, 2006 as a result of the reversal of previously recognized compensation costs. Compensation expense for the three and six months ended March 26, 2005 was $409 and $618, respectively.

10.	Commitments and Contingencies

The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of March 25, 2006 and September 24, 2005, the Partnership had accrued insurance liabilities of $45,878 and $46,457, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets related to the amount of the liability expected to be covered by insurance which amounted to $8,700 and $10,046 as of March 25, 2006 and September 24, 2005, respectively. The Partnership is also involved in various legal actions that have arisen in the normal course of business, including those relating to commercial transactions and product liability. Management believes, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership’s financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insurance claims.

The Partnership is subject to various laws and governmental regulations concerning environmental matters and expects that it will be required to expend funds to participate in remediation of these matters. With the Agway Acquisition, the Partnership acquired certain surplus properties with either known or probable environmental exposure, some of which are currently in varying stages of investigation, remediation or monitoring. Additionally, the Partnership identified that certain active sites acquired contained environmental conditions which may require further investigation, future remediation or ongoing monitoring activities. The environmental exposures include instances of soil and/or groundwater contamination associated with the handling and storage of fuel oil, gasoline and diesel fuel. Under the agreement for the Agway Acquisition, the seller was required to deposit

$15,000 from the total purchase price into an escrow account to reimburse the Partnership for any such future environmental costs and expenses. The escrowed funds were to be used to fund such environmental costs and expenses during the first three years following the closing date of the Agway Acquisition. Subject to amounts withheld with respect to any pending claims made prior to such third anniversary, any remaining escrowed funds would be remitted to the sellers at the end of the three-year period.

Since the Agway Acquisition and through February 2006, $10,128 of the escrowed funds were utilized to fund environmental remediation expenditures. On March 17, 2006, the Partnership finalized an agreement with the seller for the release of the remaining escrowed funds to the Partnership and, as such, received $4,884 which will be used by the Partnership to fund its estimated future remediation and monitoring costs. Based on management’s estimate of required future remediation and monitoring activities, the remaining funds are expected to be sufficient to cover future requirements after considering expected reimbursement from state environmental agencies.

As of March 25, 2006 and September 24, 2005, the Partnership had accrued environmental liabilities of $6,558 and $5,768, respectively, representing the total estimated future liability for remediation and monitoring. For the portion of the estimated environmental liability that is recoverable under state environmental reimbursement funds, the Partnership records an asset within other assets related to the amount of the liability expected to be reimbursed by state agencies, which amounted to $1,997 as of March 25, 2006.

The reserve estimates are based on the Partnership’s best estimate of future costs for environmental investigations, remediation and ongoing monitoring activities for properties with either known or probable environmental exposures. Estimating the extent of the Partnership’s responsibility for a particular site and the method and ultimate cost of remediation of that site requires a number of assumptions and estimates on the part of management. As a result, the ultimate outcome of remediation of the sites may differ from current estimates. As additional information becomes available, estimates will be adjusted as necessary. Based on information currently available, and taking into consideration the level of the environmental reserve, management believes that any liability that may ultimately result from changes in current estimates will not have a material impact on the results of operations, financial position or cash flows of the Partnership.

11.	Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2013. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the equipments’ fair value at the end of their lease terms has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $18,026. Of this amount, the fair value of residual value guarantees for operating leases entered into after December 31, 2002 was $8,320 and $6,292 which is reflected in other liabilities, with a corresponding amount included within other assets, in the accompanying condensed consolidated balance sheets as of March 25, 2006 and September 24, 2005, respectively.

12.	Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs for the three and six months ended March 25, 2006 and March 26, 2005:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 25, 2006	March 26, 2005	March 25, 2006	March 26, 2005
Service cost	$—	$—	$4	$4
Interest cost	2,287	2,277	422	446
Expected return on plan assets	(2,565)	(2,334)	—	—
Amortization of prior service costs	—	—	(180)	(180)
Recognized net actuarial loss	1,617	1,660	—	—
Net periodic benefit cost	$1,339	$1,603	$246	$270

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	March 25, 2006	March 26, 2005	March 25, 2006	March 26, 2005
Service cost	$—	$—	$8	$8
Interest cost	4,574	4,554	844	892
Expected return on plan assets	(5,130)	(4,668)	—	—
Amortization of prior service costs	—	—	(360)	(360)
Recognized net actuarial loss	3,234	3,320	—	—
Net periodic benefit cost	$2,678	$3,206	$492	$540

There are no projected minimum employer contribution requirements under Internal Revenue Service Regulations for fiscal 2006 under our defined benefit pension plan. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2006 is $3,000, of which $1,491 has been contributed during the six months ended March 25, 2006.

13.	Discontinued Operations

During the second quarter of fiscal 2005, the Partnership finalized certain purchase price adjustments with the buyer of ten customer service centers completed in fiscal 2004, as part of the Partnership’s strategy of divesting operations in slower growing or non-strategic markets. These adjustments resulted in an additional gain of $976 which was reported within discontinued operations for the three and six months ended March 26, 2005.

14.	Segment Information

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Six Months Ended
	March 25, 2006	March 26, 2005	March 25, 2006	March 26, 2005
Revenues:
Propane	$386,610	$360,830	$696,902	$619,613
Fuel oil and refined fuels	133,567	157,963	238,872	266,223
Natural gas and electricity	46,111	39,265	84,054	61,753
HVAC	22,416	27,104	53,643	59,274
All other	2,239	2,207	4,935	4,552
Total revenues	$590,943	$587,369	$1,078,406	$1,011,415
Income before interest expense and income taxes:
Propane	$95,270	$89,063	$143,067	$129,926
Fuel oil and refined fuels	20,549	(812)	35,921	5,111
Natural gas and electricity	5,569	4,366	8,161	4,915
HVAC	(3,819)	(3,157)	(2,785)	(3,688)
All other	(2,123)	(1,206)	(2,692)	(2,351)
Corporate	(20,395)	(13,184)	(37,689)	(23,990)
Total income before interest expense and income taxes	95,051	75,070	143,983	109,923
Reconciliation to income from continuing operations
Interest expense, net	10,939	10,480	21,506	20,343
Provision for income taxes	83	109	233	198
Income from continuing operations	$84,029	$64,481	$122,244	$89,382

	Three Months Ended		Six Months Ended
	March 25, 2006	March 26, 2005	March 25, 2006	March 26, 2005
Depreciation and amortization:
Propane	$5,344	$6,371	$10,572	$12,779
Fuel oil and refined fuels	1,051	1,180	2,216	2,361
Natural gas and electricity	221	183	404	602
HVAC	141	173	282	359
All other	956	82	1,019	150
Corporate	1,185	1,209	2,616	2,066
Total depreciation and amortization	$8,898	$9,198	$17,109	$18,317

	As of
	March 25, 2006	September 24, 2005
Assets:
Propane	$785,720	$735,094
Fuel oil and refined fuels	125,204	124,232
Natural gas and electricity	38,850	30,294
HVAC	14,240	15,590
All other	4,514	4,990
Corporate	145,463	143,378
Eliminations	(87,981)	(87,981)
Total assets	$1,026,010	$965,597

Restructuring charges of $629, $500 and $368 resulting primarily from our field realignment (see Note 3) were included in the Propane, Fuel Oil and Refined Fuels and All Other segments, respectively, within income before interest expense and income taxes for the three and six months ended March 25, 2006. In addition, depreciation and amortization expense for the Propane and All Other segments for the three and six months ended March 25, 2006 reflects non-cash charges of $227 and $907, respectively, for the impairment of fixed assets (see Note 2).

15.	Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). Among other things, SFAS 155 permits the fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS 133. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the Partnership's fiscal year ending September 30, 2006. The Partnership is currently evaluating the provisions of SFAS 155 and currently believes that adoption will not have a material effect on its financial position, results of operations or cash flows.

In September 2005, the FASB's Emerging Issues Task Force reached a consensus on Issue 04-13, "Accounting for the Purchases and Sales of Inventory with the Same Counterparty" ("EITF 04-13"). EITF 04-13 concluded that two or more inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be viewed as a single nonmonetary transaction within the scope of Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions." EITF 04-13 is effective for new arrangements entered into, and modification or renewals of existing arrangements, beginning in the Partnership's third quarter of fiscal 2006. The Partnership is currently evaluating the provisions of EITF 04-13 and currently believes that adoption will not have a material effect on its financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 clarifies the term "conditional asset retirement obligation" as a legal obligation to retire an asset when the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also requires an entity to recognize a liability for the fair value of the conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of the Partnership's fiscal year ending September 30, 2006. The Partnership is currently evaluating the provisions of FIN 47 and currently believes that adoption will not have a material effect on its financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and six months ended March 25, 2006. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 24, 2005.

Factors that Affect Our Operating Results and Financial Condition

Product Costs

The level of profitability in the retail propane, fuel oil, natural gas and electricity businesses is largely dependent on the difference between retail sales price and product cost. The unit cost of our products, particularly propane and fuel oil, is subject to volatile changes as a result of product supply or other market conditions, including, but not limited to, economic and political factors impacting crude oil and natural gas supply or pricing. Product cost changes can occur rapidly over a short period of time and can impact profitability. There is no assurance that we will be able to pass on product cost increases fully or immediately, particularly when product costs increase rapidly. Therefore, average retail sales prices can vary significantly from period to period as product costs fluctuate with propane, fuel oil, crude oil and natural gas commodity market conditions. In addition, in periods of sustained higher commodity prices, as was experienced in fiscal 2005 and into the first and second quarters of fiscal 2006, retail sales volumes may be negatively impacted by customer conservation efforts.

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

Pension and Other Postretirement Benefits.    We estimate the rate of return on plan assets, the discount rate to estimate the present value of future benefit obligations and the cost of future health care benefits in determining our annual pension and other postretirement benefit costs. In accordance with GAAP, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in market conditions may materially affect our pension and other postretirement obligations and our future expense. See the Liquidity and Capital Resources section of Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended September 24, 2005 for additional disclosure regarding pension benefits.

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

Executive Summary of Results of Operations and Financial Condition

We reported a significant improvement in earnings for our second quarter ended March 25, 2006 with net income of $84.0 million, or $2.44 per Common Unit, an increase of $18.5 million (28.2%) compared to net income of $65.5 million, or $1.91 per Common Unit, in the prior year quarter. EBITDA (as defined and reconciled below) of $103.9 million for the three months ended March 25, 2006 increased $18.7 million (21.9%) compared to $85.2 million in the prior year quarter. EBITDA for the fiscal 2006 second quarter included a $1.5 million restructuring charge attributable to the realignment of our field operations compared to a restructuring charge of $0.3 million in the prior year quarter.

Earnings improved despite the negative effect on volumes of the combination of significantly warmer than normal temperatures and continued high energy costs resulting in continued customer conservation. Average temperatures in our service territories, as reported by the National Oceanic and Atmospheric Administration (‘‘NOAA’’), were 12% warmer than normal for the three months ended March 25, 2006, compared to 4% warmer than normal temperatures in the prior year quarter. During the critical heating months of January and February 2006, average temperatures were 20% warmer than normal. In the commodities markets, the high propane and fuel oil prices experienced throughout fiscal 2005 continued during the first half of fiscal 2006. Average posted prices of propane and fuel oil during the second quarter of fiscal 2006 of $0.946 per gallon and $1.751 per gallon, respectively, increased 20% and 25%, respectively, compared to the average posted prices in the prior year quarter.

Our increased earnings reflect the proactive steps we took in fiscal 2006 to ensure that the negative effect of the fuel oil Ceiling Program on our fiscal 2005 results did not recur, as well as the improvements in our cost structure from our field realignment efforts which began during the fourth quarter of fiscal 2005. In addition, we have continued our focus on improving our customer mix and have consciously eliminated certain lower margin business in our propane and refined fuels segments.

The most significant contributing factor to our increased earnings in the second quarter of fiscal 2006 compared to the prior year was the impact of the previously announced decision to eliminate the fuel oil Ceiling Program following the fiscal 2005 heating season. During the second quarter of the prior year, we were unable to pass on fully the rise in fuel oil prices due to restrictions of our Ceiling Program, which pre-established a maximum price per gallon. This, coupled with our decision not to hedge this pricing program for deliveries from February through April 2005 when confronted with unprecedented costs to properly hedge the program during that period, significantly restricted our margin opportunities in the fiscal 2005 second quarter. The impact of the lost margin opportunity on the prior year quarter was approximately $11.0 million. By eliminating this pricing program for fiscal 2006, we no longer incur the costs of hedging deliveries associated with the Ceiling Program and we have been successful in implementing our market-based pricing strategies in our field operations without significant customer losses.

With our field realignment initiatives, we have significantly restructured our operating footprint and reduced our fixed cost structure through the achievement of operating efficiencies and better use of technology. The most significant cost savings was experienced in payroll and benefit related expenses with the elimination of nearly 150 positions since the beginning of the fourth quarter of the prior year, as well as in routing efficiencies which has allowed us to reduce our fleet by nearly 300 vehicles. We began to realize a significant portion of the anticipated cost savings and efficiencies from the field realignment efforts during the second quarter of fiscal 2006 as combined operating and general and administrative expenses of $117.2 million decreased $5.1 million, or 4.2%, compared to the prior year quarter. The decline in operating and general and administrative expenses was achieved despite a $6.3 million increase in variable compensation costs in line with the higher earnings, a $3.5 million increase in bad debt expense due to higher energy costs and a $0.5 million increase in costs to operate and maintain our fleet primarily resulting from higher fuel costs.

Retail propane gallons sold in the second quarter of fiscal 2006 decreased 30.3 million gallons, or 15.2%, to 168.8 million gallons compared to 199.1 million gallons in the prior year quarter. Sales of fuel oil and other refined fuels decreased 38.2 million gallons, or 41.1%, to 54.7 million gallons during the second quarter of fiscal 2006 compared to 92.9 million gallons in the prior year quarter. While the significantly warmer than normal temperatures in the fiscal 2006 second quarter, combined with the continued high commodity price environment, had a negative effect on propane and refined fuels volumes, our decision to exit certain lower margin business in both segments also contributed to the decline in volumes sold, yet positively impacted our overall profitability. In the propane segment, we have focused on higher margin residential customers and, in several instances, exited certain lower margin commercial, industrial and agricultural customers which accounted for a decrease in volumes sold of approximately 14.0 million gallons during the second quarter of fiscal 2006 compared to the prior year quarter. In the fuel oil and refined fuels segment, our decision to exit certain lower margin diesel and gasoline business has resulted in a decrease in volumes sold of approximately 13.7 million gallons during the three months ended March 25, 2006 compared to the prior year quarter.

Looking ahead to the remainder of fiscal 2006, we expect that our operating results will continue to be positively impacted by the cost savings and efficiencies achieved to date, as well as further efficiencies anticipated, from our field realignment efforts. Additionally, since the fuel oil Ceiling Program also had a negative impact of approximately $10.0 million on profitability in the third quarter of the prior year, we expect improvements in our fuel oil margin opportunities and, therefore, profitability in our fuel oil operations during the third quarter of fiscal 2006 compared to the prior year. Our field realignment efforts will continue into the third and fourth quarters of fiscal 2006 as we focus on further streamlining the operations ahead of the fiscal 2007 heating season. Following the end of the second quarter of fiscal 2006, we initiated a plan to restructure the operations within our HVAC segment which will result in the elimination of additional positions and service vehicles during the third quarter of fiscal 2006. As a result, additional restructuring charges are expected to be incurred during the third or fourth quarters of fiscal 2006 as these plans are finalized. With the positive steps to date and our continued focus on the areas within our control, we expect an improvement in operating results in the second half of fiscal 2006 compared to the second half of fiscal 2005.

As anticipated, we made use of the working capital facility of our Revolving Credit Agreement throughout the fiscal 2006 heating season to fund seasonal working capital needs, particularly in light of the high commodity price environment. At the end of the second quarter of fiscal 2006, we had outstanding borrowings of $21.8 million under the working capital facility. As of March 30, 2006 (subsequent to the end of the second quarter), we fully repaid all outstanding amounts under the working capital facility. Apart from the repayment of the working capital facility in the third quarter of fiscal 2006, our anticipated cash requirements for the remainder of fiscal 2006 include: (i) maintenance and growth capital expenditures of approximately $16.1 million; (ii) interest payments of approximately $19.3 million; and (iii) distributions of approximately $39.3 million to Common Unitholders and the General Partner reflecting our quarterly distribution at a rate of $0.6125 per Common Unit payable on May 9, 2006 and of $0.6375 per Common Unit payable on August 8, 2006. Based on our current estimates of cash flow from operations, our cash position at the end of the second quarter of fiscal 2006 and availability under the Revolving Credit Agreement (unused borrowing capacity under the working capital facility of $120.7 million after considering outstanding letters of credit of $54.3 million as of April 25, 2006), we expect to have sufficient funds to meet our current and future obligations.

Results of Operations

Three Months Ended March 25, 2006 Compared to Three Months Ended March 26, 2005

Revenues

(Dollars in thousands)	Three Months Ended			Percent Increase (Decrease)
	March 25, 2006	March 26, 2005	Increase (Decrease)
Revenues
Propane	$386,610	$360,830	$25,780	7.1%
Fuel oil and refined fuels	133,567	157,963	(24,396)	(15.4%)
Natural gas and electricity	46,111	39,265	6,846	17.4%
HVAC	22,416	27,104	(4,688)	(17.3%)
All other	2,239	2,207	32	1.4%
Total revenues	$590,943	$587,369	$3,574	0.6%

Total revenues increased $3.6 million, or 0.6%, to $590.9 million for the three months ended March 25, 2006 compared to $587.4 million for the three months ended March 26, 2005, driven primarily by higher average selling prices resulting from significantly higher commodity prices, offset to an extent by lower volumes in our propane and fuel oil and refined fuels segments. Average temperatures in our service territories were 12% warmer than normal for the three months ended

March 25, 2006, compared to 4% warmer than normal temperatures in the prior year quarter, as reported by NOAA. During the critical heating months of January and February 2006, average temperatures were 20% warmer than normal. In the commodities markets, the high propane and fuel oil prices experienced throughout fiscal 2005 continued into fiscal 2006, thus continuing to negatively impact volumes as a result of customer conservation, yet increasing average selling prices.

Revenues from the distribution of propane and related activities of $386.6 million in the second quarter of fiscal 2006 increased $25.8 million, or 7.1%, compared to $360.8 million in the prior year quarter, primarily due to the impact of higher average selling prices in line with significantly higher product costs, offset to an extent by the impact of lower volumes. Retail propane gallons sold in the second quarter of fiscal 2006 decreased 30.3 million gallons, or 15.2%, to 168.8 million gallons from 199.1 million gallons in the prior year quarter. Propane volumes sold were negatively affected by the impact of warmer weather, customer conservation efforts, and our effort to focus on higher margin residential customers. In several markets, we elected to exit certain lower margin commercial, industrial and agricultural customers, thus reducing our reported volume yet improving our overall profitability with an improved customer mix. Average propane selling prices increased approximately 20.5% as a result of higher commodity prices for propane. The average posted price of propane during the second quarter of fiscal 2006 increased approximately 20% compared to the average posted prices in the prior year quarter. Additionally, included within the propane segment are revenues from wholesale and risk management activities of $22.6 million for the three months ended March 25, 2006 which increased $17.6 million compared to the prior year quarter.

Revenues from the distribution of fuel oil and other refined fuels of $133.6 million in the second quarter of fiscal 2006 decreased $24.4 million, or 15.4%, from $158.0 million in the prior year quarter. Sales of fuel oil and other refined fuels amounted to 54.7 million gallons during the second quarter of fiscal 2006 compared to 92.9 million gallons in the prior year quarter, a decrease of 38.2 million gallons, or 41.1%. Lower volumes in our fuel oil and refined fuels segment were attributable primarily to our continued efforts to exit certain lower margin diesel and gasoline businesses combined with the impact of high prices on fuel oil volumes, as well as the impact on volumes from the decision to eliminate the fuel oil Ceiling Program. Average selling prices in our fuel oil and refined fuels segment increased 44% as a result of higher fuel oil commodity prices, coupled with the decreased emphasis on lower priced diesel and gasoline businesses. The average posted price of fuel oil during the second quarter of fiscal 2006 increased approximately 25% compared to the average posted prices in the prior year quarter. By eliminating this Ceiling Program for fiscal 2006, we have been successful in implementing our market-based pricing strategies in our field operations without significant customer losses, which has resulted in an improvement in our margin opportunities and, therefore, in our profitability within this segment.

Revenues for the second quarter of fiscal 2006 were favorably impacted by a 17.4% increase in our natural gas and electricity marketing segment, which increased to $46.1 million from $39.3 million in the prior year quarter, primarily as a result of a rise in electricity volumes coupled with increases in average selling prices for natural gas and electricity in line with higher commodity prices. Revenues in our HVAC segment declined 17.3%, to $22.4 million during the second quarter of fiscal 2006 compared to $27.1 million in the prior year quarter as a result of lower service activity from the warmer average temperatures during the fiscal 2006 heating season.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended			Percent Increase (Decrease)
	March 25, 2006	March 26, 2005	Increase (Decrease)
Cost of products sold
Propane	$221,585	$195,264	$26,321	13.5%
Fuel oil and refined fuels	99,823	140,251	(40,428)	(28.8%)
Natural gas and electricity	37,255	33,353	3,902	11.7%
HVAC	8,511	10,269	(1,758)	(17.1%)
All other	1,125	1,378	(253)	(18.4%)
Total cost of products sold	$368,299	$380,515	$(12,216)	(3.2%)
As a percent of total revenues	62.3%	64.8%

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

Cost of products sold decreased $12.2 million, or 3.2%, to $368.3 million for the three months ended March 25, 2006 compared to $380.5 million in the prior year quarter. The decrease results primarily from the lower sales volumes described above, offset to an extent by higher commodity prices for all products. Cost of products sold associated with the distribution of propane and related activities of $221.6 million increased $26.3 million, or 13.5%, compared to the prior year quarter. Higher propane prices resulted in a $39.9 million increase in cost of products sold during the second quarter of fiscal 2006 compared to the prior year quarter, partially offset by decreased propane volumes which had an impact of $28.7 million. Higher wholesale and risk management activities, noted above, increased cost of products sold by $15.1 million compared to the prior year quarter.

Cost of products sold associated with our fuel oil and refined fuels segment of $99.8 million decreased $40.4 million, or 28.8%, compared to the prior year quarter. Lower sales volumes resulted in a $57.7 million decrease in cost of products sold during the second quarter of fiscal 2006 compared to the prior year quarter, partially offset by higher commodity prices which had an impact of $19.2 million compared to the prior year quarter. Cost of products sold as a percentage of revenues in our fuel oil and refined fuels segment decreased from 88.8% during the second quarter of fiscal 2005 to 74.7% in the second quarter of fiscal 2006 primarily as a result of the elimination of the Ceiling Program which had the effect of restricting fuel oil margin opportunities in fiscal 2005, as well as the aforementioned improvement in product mix from the exit of certain lower margin diesel and gasoline businesses. The impact of the lost margin opportunity from the Ceiling Program in the prior year quarter was approximately $11.0 million. By eliminating this pricing program for fiscal 2006, we no longer incur the costs of hedging deliveries associated with this program and we have been successful in implementing our market-based pricing strategies in our field operations without significant customer losses. These factors have contributed to an improvement in overall profitability within this segment beyond the estimated $11.0 million impact that the Ceiling Program had on the prior year quarter.

The increase in revenues attributable to our natural gas and electricity segment had a $3.9 million impact on cost of products sold for the three months ended March 25, 2006 compared to the prior year quarter. Cost of products sold in our HVAC segment declined $1.8 million, or 17.1%, as a result of lower revenues.

For the quarter ended March 25, 2006, total cost of products sold represented 62.3% of revenues compared to 64.8% in the prior year quarter. This decrease results primarily from the impact of the elimination of the fuel oil Ceiling Program and the efforts we have taken to eliminate lower margin business in the propane and refined fuels segments.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	March 25, 2006	March 26, 2005	Decrease	Percent Decrease
Operating expenses	$100,084	$110,229	$(10,145)	(9.2%)
As a percent of total revenues	16.9%	18.8%

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

Operating expenses of $100.1 million for the three months ended March 25, 2006 decreased $10.1 million, or 9.2%, compared to $110.2 million in the prior year quarter. Operating expenses in the fiscal 2006 second quarter include a $0.6 million unrealized (non-cash) loss representing the net change in fair values of derivative instruments during the period, compared to a $2.8 million unrealized loss in the prior year quarter resulting in a $2.2 million decrease in operating expenses for the quarter ended March 25, 2006 compared to the prior year quarter (see Item 3 in this Quarterly Report for information on our policies regarding the accounting for derivative instruments). In addition to the impact of the mark-to-market adjustments, operating expenses decreased $7.9 million, primarily as a result of cost savings achieved through our field realignment which began during the fourth quarter of fiscal 2005.

With our field realignment, we have significantly restructured our operating footprint and reduced our cost structure through the elimination of nearly 150 positions since the beginning of the fourth quarter of the prior year, as well as through the creation of routing efficiencies which has allowed us to reduce our fleet by nearly 300 vehicles. As a result, payroll and benefit related expenses decreased by $7.5 million and other operating expenses decreased $4.7 million. Partially offsetting these cost savings during the second quarter of fiscal 2006 was a $3.5 million increase in bad debt expense due to higher energy costs, as well as a $0.8 million increase in variable compensation in line with our increased earnings.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	March 25, 2006	March 26, 2005	Increase	Percent Increase
General and administrative expenses	$17,114	$12,057	$5,057	41.9%
As a percent of total revenues	2.9%	2.1%

All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.

General and administrative expenses of $17.1 million for the three months ended March 25, 2006 were $5.1 million, or 41.9%, higher compared to $12.1 million the during second quarter of fiscal 2005. The increase was primarily attributable to a $5.5 million increase in variable compensation in line with improved earnings, as well as an increase of $0.6 million in other expenses; offset to an extent by a $1.0 million decrease in professional services expenses primarily from lower compliance costs for the Sarbanes-Oxley requirements.

Restructuring Costs.    For the three months ended March 25, 2006, we recorded a restructuring charge of $1.5 million related primarily to employee termination costs incurred as a result of the realignment of our field operations which was approved and initiated during the fourth quarter of fiscal 2005. This realignment is expected to generate further efficiencies, realize operating synergies and reduce costs at the field operating level. The restructuring charge consists primarily of costs associated with severance and other employee benefits for an additional 65 positions eliminated during the second quarter of fiscal 2006 for a total of 150 positions eliminated since the beginning of the fourth quarter of fiscal 2005 under the field realignment plan.

Our field realignment efforts will continue into the third and fourth quarters of fiscal 2006 as we focus on further streamlining the operations ahead of the fiscal 2007 heating season. Following the end of the second quarter of fiscal 2006, we initiated a plan to streamline the operations within our HVAC segment which will result in the elimination of additional positions and service vehicles during the third quarter of fiscal 2006. As a result, additional restructuring charges are expected to be incurred during the third or fourth quarters of fiscal 2006 as these plans are finalized.

During fiscal 2005, we recorded a $0.3 million restructuring charge for severance costs associated with the continued integration of Agway Energy operations and management.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	March 25, 2006	March 25, 2005	Decrease	Percent Decrease
Depreciation and amortization	$8,898	$9,198	$(300)	(3.3%)
As a percent of total revenues	1.5%	1.6%

Depreciation and amortization expense decreased $0.3 million, or 3.3%, to $8.9 million for the three months ended March 25, 2006, compared to $9.2 million in the prior year quarter as a result of lower depreciation from asset retirements. Partially offsetting this decrease was an asset impairment charge of $1.1 million associated with our field realignment efforts, as well as the write-down of certain assets in our all other business segment related to HomeTown Hearth & Grill.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	March 25, 2006	March 25, 2005	Increase	Percent Increase
Interest expense, net	$10,939	$10,480	$459	4.4%
As a percent of total revenues	1.9%	1.8%

Net interest expense increased $0.5 million, or 4.4%, to $10.9 million for the three months ended March 25, 2006, compared to $10.5 million in the prior year quarter. The increase results primarily from higher average amounts outstanding under our working capital facility during the second quarter of fiscal 2006 to fund increased working capital requirements from higher commodity prices, offset to an extent by lower average interest rates on long-term borrowings.

Net Income and EBITDA.    Net income for the three months ended March 25, 2006 amounted to $84.0 million, an increase of $18.5 million, or 28.2%, compared to the prior year quarter of $65.5 million. EBITDA increased $18.7 million, or 21.9%, to $103.9 million for the three months ended March 25, 2006 compared to $85.2 million in the prior year quarter. Despite lower volumes in propane and refined fuels, our net income and EBITDA improved 28.2% and 21.9%, respectively, as a result of our effort to focus on higher margin propane and refined fuels customers, cost savings attributable to the ongoing field realignment and the impact on fuel oil margins from the elimination of the Ceiling Program.

EBITDA represents net income before deducting interest expense, income taxes, depreciation and amortization. Our management uses EBITDA as a measure of liquidity and we are including it because we believe that it provides our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. Moreover, our Revolving Credit Agreement requires us to use

EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA is not a recognized term under GAAP and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with GAAP. Because EBITDA as determined by us excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies. The following table sets forth (i) our calculation of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by/(used in) operating activities:

(Dollars in thousands)	Three Months Ended
	March 25, 2006	March 26, 2005
Net income	$84,029	$65,457
Add:
Provision for income taxes	83	109
Interest expense, net	10,939	10,480
Depreciation and amortization	8,898	9,198
EBITDA	103,949	85,244
Add (subtract):
Provision for income taxes	(83)	(109)
Interest expense, net	(10,939)	(10,480)
Gain on disposal of property, plant and equipment, net	(577)	(860)
Gain on sale of customer service centers	—	(976)
Changes in working capital and other assets and liabilities	(28,582)	(65,288)
Net cash provided by/(used in)
Operating activities	$63,768	$7,531
Investing activities	$(3,303)	$(5,035)
Financing activities	$(60,411)	$(1,443)

Six Months Ended March 25, 2006 Compared to Six Months Ended March 26, 2005

Revenues

(Dollars in thousands)	Six Months Ended		Increase (Decrease)	Percent Increase (Decrease)
	March 25, 2006	March 26, 2005
Revenues
Propane	$696,902	$619,613	$77,289	12.5%
Fuel oil and refined fuels	238,872	266,223	(27,351)	(10.3%)
Natural gas and electricity	84,054	61,753	22,301	36.1%
HVAC	53,643	59,274	(5,631)	(9.5%)
All other	4,935	4,552	383	8.4%
Total revenues	$1,078,406	$1,011,415	$66,991	6.6%

Total revenues increased $67.0 million, or 6.6%, to $1,078.4 million for the six months ended March 25, 2006 compared to $1,011.4 million for the six months ended March 26, 2005, driven primarily by higher average selling prices resulting from significantly higher commodity prices, offset to an extent by lower volumes in our propane and fuel oil and refined fuels segments. As reported by NOAA, average temperatures in our service territories were 9% warmer than normal for the six months ended March 25, 2006, compared to 5% warmer than normal temperatures in the prior year period. While the fiscal 2006 heating season began with temperatures that were 5% warmer than normal in the first quarter of fiscal 2006, significantly warmer than normal temperatures, particularly during the critical heating months of January and February 2006 which were 20% warmer than normal, had a significant negative impact on volumes sold. In the commodities markets, the high propane and fuel oil prices experienced throughout fiscal 2005 continued into fiscal 2006, thus continuing to negatively impact volumes as a result of customer conservation.

Revenues from the distribution of propane and related activities of $696.9 million for the first six months of fiscal 2006 increased $77.3 million, or 12.5%, compared to $619.6 million in the prior year period, primarily due to the impact of higher average selling prices in line with significantly higher product costs, offset to an extent by the impact of lower volumes. Retail propane gallons sold in the first six months of fiscal 2006 decreased 38.2 million gallons, or 11.2%, to 302.7 million gallons from 340.9 million gallons in the prior year period. Propane volumes sold were negatively affected by the impact of warmer weather, customer conservation efforts, and our effort to focus on higher margin residential customers. Average propane selling prices increased approximately 13.2% as a result of higher commodity prices for propane. The average posted price of propane during the first half of fiscal 2006 increased approximately 23% compared to the average posted prices in the prior year period. Additionally, included within the propane segment are revenues from wholesale and risk management activities of $45.5 million for the six months ended March 25, 2006 which increased $36.4 million compared to the prior year period.

Revenues from the distribution of fuel oil and other refined fuels of $238.9 million in the first half of fiscal 2006 decreased $27.4 million, or 10.3%, from $266.2 million in the prior year. Sales of fuel oil and other refined fuels amounted to 98.5 million gallons during the first half of fiscal 2006 compared to 158.8 million gallons in the prior year period, a decrease of 60.3 million gallons, or 38.0%. Lower volumes in our fuel oil and refined fuels segment were attributable primarily to our continued efforts to exit certain lower margin diesel and gasoline businesses which resulted in an approximate decrease of 21.0 million gallons compared to the prior year period, combined with the impact of high prices on fuel oil volumes, as well as the impact on volumes from the decision to eliminate the fuel oil Ceiling Program. Average selling prices in our fuel oil and refined fuels segment increased approximately 35% as a result of higher fuel oil commodity prices, coupled with the decreased emphasis on lower priced diesel and gasoline businesses and the shift in our pricing strategy at the field level following the elimination of the restrictions from the Ceiling Program. The average posted price of fuel oil during the first half of fiscal 2006 increased approximately 27% compared to the average posted prices in the prior year period.

Revenues for the first six months of fiscal 2006 were favorably impacted by a 36.1% increase in our natural gas and electricity marketing segment, which increased to $84.1 million from $61.8 million in the prior year period, primarily as a result of a rise in electricity volumes coupled with increases in average selling prices for natural gas and electricity in line with higher commodity prices. Revenues in our HVAC segment declined 9.5%, to $53.6 million during the first half of fiscal 2006 compared to $59.3 million in the prior year period.

Cost of Products Sold

(Dollars in thousands)	Six Months Ended		Increase (Decrease)	Percent Increase (Decrease)
	March 25, 2006	March 26, 2005
Cost of products sold
Propane	$411,596	$342,273	$69,323	20.3%
Fuel oil and refined fuels	185,535	232,049	(46,514)	(20.0%)
Natural gas and electricity	71,224	53,851	17,373	32.3%
HVAC	20,347	23,049	(2,702)	(11.7%)
All other	2,482	2,733	(251)	(9.2%)
Total cost of products sold	$691,184	$653,955	$37,229	5.7%
As a percent of total revenues	64.1%	64.7%

Cost of products sold increased $37.2 million to $691.2 million for the six months ended March 25, 2006, compared to $654.0 million in the prior year period. The increase results primarily from the higher commodity prices for propane and fuel oil, offset to an extent by the lower sales volumes described above. Cost of products sold associated with the distribution of propane and related activities of $411.6 million increased $69.3 million, or 20.3%, compared to the prior year period. Higher propane prices resulted in a $52.9 million increase in cost of products sold during the first six months of fiscal 2006 compared to the prior year period, partially offset by decreased propane volumes which had an impact of $18.6 million. Higher wholesale and risk management activities, noted above, increased cost of products sold by $34.6 million compared to the prior year period.

Cost of products sold associated with our fuel oil and refined fuels segment of $185.5 million decreased $46.5 million, or 20.0%, compared to the prior year period. Lower sales volumes resulted in a $77.8 million decrease in cost of products sold during the first half of fiscal 2006 compared to the prior year period, partially offset by higher commodity prices which had an impact of $33.4 million compared to the prior year period. Cost of products sold as a percentage of revenues in our fuel oil and refined fuels segment decreased from 87.2% during the first half of fiscal 2005 to 78.6% in the first half of fiscal 2006 primarily as a result of the elimination of the fuel oil Ceiling Program which had the effect of restricting fuel oil margin opportunities in fiscal 2005. The Ceiling Program primarily affected deliveries from February through April 2005 as a result of the decision not to hedge the program, however, the inability to pass on the significant rise in the commodity prices throughout the first nine months of fiscal 2005 significantly affected margin opportunities throughout the first three quarters of fiscal 2005. By eliminating this pricing program for fiscal 2006, we no longer incur the costs of hedging deliveries associated with this program and we have been successful in implementing our market-based pricing strategies in our field operations, without significant customer losses.

The increase in revenues attributable to our natural gas and electricity segment had a $17.4 million impact on cost of products sold for the six months ended March 25, 2006 compared to the prior year period. Cost of products sold in our HVAC segment declined $2.7 million as a result of lower revenues.

For the six months ended March 25, 2006, total cost of products sold represented 64.1% of revenues compared to 64.7% in the prior year period.

Operating Expenses

(Dollars in thousands)	Six Months Ended
	March 25, 2006	March 26, 2005	Decrease	Percent Decrease
Operating expenses	$193,303	$205,570	$(12,267)	(6.0%)
As a percent of total revenues	17.9%	20.3%

Operating expenses of $193.3 million for the six months ended March 25, 2006 decreased $12.3 million, or 6.0%, compared to $205.6 million in the prior year period. Operating expenses in the first half of fiscal 2006 include a $6.5 million unrealized (non-cash) gain representing the net change in fair values of derivative instruments during the period, compared to a $0.3 million unrealized loss in the first half of the prior year (see Item 3 in this Quarterly Report for information on our policies regarding the accounting for derivative instruments). In addition to the non-cash impact of changes in the fair value of derivative instruments, operating expenses decreased $5.5 million primarily as a result of cost savings achieved through the aforementioned field realignment efforts. As a result of these efforts, payroll and benefit related expenses decreased by $9.2 million and other operating expenses decreased $3.9 million. Partially offsetting these cost savings was a $4.2 million increase in bad debt expense due to higher energy costs and increased variable compensation costs of $3.4 million in line with higher earnings.

General and Administrative Expenses

(Dollars in thousands)	Six Months Ended
	March 25, 2006	March 26, 2005	Increase	Percent Increase
General and administrative expenses	$31,330	$23,025	$8,305	36.1%
As a percent of total revenues	2.9%	2.3%

General and administrative expenses of $31.3 million for the six months ended March 25, 2006 were $8.3 million, or 36.1%, higher compared to $23.0 million during the first half of fiscal 2005. The increase was primarily attributable to $5.0 million increased variable compensation in line with improved earnings, as well as higher professional service fees in connection with assistance with certain business initiatives, including the field realignment.

Depreciation and Amortization

(Dollars in thousands)	Six Months Ended
	March 25, 2006	March 26, 2005	Decrease	Percent Decrease
Depreciation and amortization	$17,109	$18,317	$(1,208)	(6.6%)
As a percent of total revenues	1.6%	1.8%

Depreciation and amortization expense decreased $1.2 million, or 6.6%, to $17.1 million for the six months ended March 25, 2006, compared to $18.3 million in the prior year period as a result of lower depreciation from asset retirements. Partially offsetting this decrease was an asset impairment charge of $1.1 million in fiscal 2006 associated with our field realignment efforts, as well as the write-down of certain assets in our all other business segment.

Interest Expense, net

(Dollars in thousands)	Six Months Ended
	March 25, 2006	March 26, 2005	Increase	Percent Increase
Interest expense, net	$21,506	$20,343	$1,163	5.7%
As a percent of total revenues	2.0%	2.0%

Net interest expense increased $1.2 million, or 5.7%, to $21.5 million for the six months ended March 25, 2006, compared to $20.3 million in the prior year period. The increase results primarily from higher amounts outstanding under our working capital facility to fund increased working capital requirements from higher commodity prices, offset to an extent by lower average interest rates on long-term borrowings.

Net Income and EBITDA.    Net income for the six months ended March 25, 2006 amounted to $122.2 million, or $3.59 per Common Unit, an increase of $31.8 million, or 35.2%, compared to the prior year period of $90.4 million, or $2.69 per Common Unit. EBITDA increased $31.9 million, or 24.7%, to $161.1 million for the six months ended March 25, 2006, compared to $129.2 million in the prior year period. Despite weather that was 9% warmer than normal for the first six months of fiscal 2006, and 20% warmer than normal in January and February 2006, our results were favorably impacted by the areas that are well within our control: (i) the impact of eliminating the fuel oil Ceiling Program, (ii) operating expense savings from our field realignment efforts to streamline the operating footprint and achieve operating efficiencies and, (iii) unit margin improvement from improved customer mix.

The following table sets forth (i) our calculation of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by/(used in) operating activities:

(Dollars in thousands)	Six Months Ended
	March 25, 2006	March 26, 2005
Net income	$122,244	$90,358
Add:
Provision for income taxes	233	198
Interest expense, net	21,506	20,343
Depreciation and amortization	17,109	18,317
EBITDA	161,092	129,216
Add (subtract):
Provision for income taxes	(233)	(198)
Interest expense, net	(21,506)	(20,343)
Gain on disposal of property, plant and equipment, net	(621)	(1,067)
Gain on sale of customer service centers	—	(976)
Changes in working capital and other assets and liabilities	(83,896)	(128,728)
Net cash provided by/(used in)
Operating activities	$54,836	$(22,096)
Investing activities	$(9,241)	$(12,944)
Financing activities	$(43,323)	$(1,539)

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities.    Due to the seasonal nature of the propane and fuel oil businesses, cash flows from operating activities are greater during the winter and spring seasons (our second and third fiscal quarters) as customers pay for products purchased during the heating season. For the six months ended March 25, 2006, net cash provided by operating activities was $54.8 million compared to net cash used in operating activities of $22.1 million for the six months of the prior year. The $76.9 million improvement in operating cash flows was attributable to a $32.3 million increase in earnings, after adjusting for non-cash items in both periods (depreciation, amortization and gains on disposal of assets), coupled with a $44.6 million decrease in investment in working capital in comparison to the first six months of the prior year, particularly lower accounts receivable and inventories at the end of the fiscal 2006 heating season compared to the prior year.

In addition, during the second quarter of fiscal 2006 we received $4.9 million from an agreement to release to us the remaining funds previously held in escrow following the Agway Acquisition in December 2003. These funds were originally set aside by the seller to fund environmental remediation and monitoring activities related to properties acquired in the Agway Acquisition and will be used by us to fund estimated future remediation and monitoring costs. Based on management’s estimate of required future remediation and monitoring activities, the remaining funds are expected to be sufficient to cover future requirements.

Investing Activities.    Net cash used in investing activities of $9.2 million for the six months ended March 25, 2006 consists of capital expenditures of $10.9 million (including $4.1 million for maintenance expenditures and $6.8 million to support the growth of operations), partially offset by the net proceeds from the sale of property, plant and equipment of $1.6 million. Net cash used in investing activities of $12.9 million for the six months ended March 26, 2005 consisted of capital expenditures of $16.2 million (including $3.5 million for maintenance expenditures and $12.7 million to support growth of operations), partially offset by the net proceeds from the sale of property, plant and equipment of $3.3 million.

Financing Activities.    Net cash used in financing activities for the six months ended March 25, 2006 of $43.3 million reflects the repayment of short-term borrowings of $5.0 million under our Revolving Credit Agreement and quarterly distributions to Common Unitholders and the General Partner at a rate $0.6125 per Common Unit in respect of the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006 of $38.3 million. Net cash used in financing activities for the six months ended March 26, 2005 of $1.5 million reflects the net result of borrowings of $38.0 million under our Revolving Credit Agreement, quarterly distributions to Common Unitholders and the General Partner at a rate of $0.6125 per Common Unit amounting to $38.3 million and $1.3 million in fees associated with entering into the Third Amended and Restated Credit Agreement in October 2004.

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

On August 26, 2005, we completed the second amendment to the Revolving Credit Agreement pursuant to which the lenders (i) eliminated a stand-alone $75.0 million letter of credit facility and combined that credit with the existing revolving working capital facility; (ii) increased the revolving working capital facility by an additional $25.0 million, thereby raising the amount of the working capital facility from $75.0 million to $175.0 million (including the $75.0 million from the former stand-alone letter of credit facility); (iii) extended the revolving credit facility’s expiration date to match the March 31, 2010 maturity date of the Term Loan; and, (iv) amended certain other terms to effect the foregoing. On February 23, 2006, we completed the third amendment to the Revolving Credit Agreement which authorized our Operating Partnership to incur additional indebtedness of up to $10.0 million in connection with capital leases and up to $20.0 million in short-term borrowings during the period from December 1 to April 1 in each fiscal year. The third amendment provides us with greater financial flexibility for general working capital purposes during periods of peak demand, if necessary.

Borrowings under the Revolving Credit Agreement, including the Term Loan, bear interest at a rate based upon either LIBOR or Wachovia National Bank's prime rate, plus, in each case, the applicable margin or the Federal Funds rate plus ½ of 1%. An annual facility fee ranging from 0.375% to 0.50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur.

As of March 25, 2006, there was $21.8 million outstanding under the working capital facility of the Revolving Credit Agreement that was used to fund working capital requirements during the fiscal 2006 heating season. While working capital requirements have increased as a result of the sustained period of significantly higher commodity prices for both propane and fuel oil, our working capital facility has provided more than adequate borrowing capacity to meet the increased seasonal needs. As of March 30, 2006 (subsequent to the end of our second quarter), we fully repaid all amounts outstanding under the working capital facility of the Revolving Credit Agreement.

The Revolving Credit Agreement and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to our Operating Partnership and us, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Revolving Credit Agreement, the Operating Partnership is required to maintain a leverage ratio (the ratio of Operating Partnership debt to EBITDA) of less than 4.0 to 1. In addition, the Operating Partnership is required to maintain an interest coverage ratio

(the ratio of EBITDA to consolidated interest expense) of greater than 2.5 to 1 on a consolidated basis. We were in compliance with all covenants and terms of all of our debt agreements as of March 25, 2006.

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

Partnership Distributions

We will make distributions in an amount equal to all of our Available Cash, as defined in the Second Amended and Restated Partnership Agreement, approximately 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. The Board of Supervisors reviews the level of Available Cash on a quarterly basis based upon information provided by management. On April 20, 2006, we declared a quarterly distribution of $0.6125 per Common Unit, or $2.45 on an annualized basis, in respect of the second quarter of fiscal 2006 payable on May 9, 2006 to holders of record on May 2, 2006. On May 4, 2006, we announced an increase in our quarterly distribution from $0.6125 to $0.6375 per Common Unit, or $2.55 on an annualized basis. The quarterly distribution at this increased level will be payable in respect of the third quarter of fiscal 2006 on August 8, 2006 to holders of record on August 1, 2006.

Quarterly distributions include Incentive Distribution Rights (‘‘IDRs’’) payable to our General Partner to the extent the quarterly distribution exceeds $0.55 per Common Unit. The IDRs represent an incentive for the General Partner (which is owned by management of the Partnership) to increase the distributions to Common Unitholders in excess of $0.55 per Common Unit. With regard to the first $0.55 of the Common Unit distribution, 98.26% of the Available Cash is distributed to the Common Unitholders and 1.74% is distributed to the General Partner. With regard to the balance of the Common Unit distributions paid, approximately 85% of the Available Cash is distributed to the Common Unitholders and approximately 15% is distributed to the General Partner.

Debt Obligations and Other Commitments

The following table presents short-term and long-term debt obligations, cash interest and future minimum rental commitments due under noncancelable operating lease agreements as of March 25, 2006. For purposes of determining cash interest due under the Term Loan, a variable interest debt instrument, we have used the interest rate in effect as of March 25, 2006, taking into consideration the impact of the interest rate swap described above.

	Payments due by period
(Dollars in thousands)	Remainder of Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010 and thereafter	Total
Short-term and long-term debt	$22,225	$—	$—	$—	$548,187	$570,412
Future interest payments	21,065	35,603	37,731	37,731	108,650	240,780
Operating leases	12,196	17,403	13,208	8,071	10,120	60,998
Total debt obligations, cash interest and lease commitments	$55,486	$53,006	$50,939	$45,802	$666,957	$872,190

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits were ceased and eligible employees would only receive interest credits toward their ultimate retirement benefit. At March 25, 2006, we had accrued pension obligations of $42.9 million. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000. At March 25, 2006, we had accrued retiree health and life benefits of $32.3 million. We are self-insured for general, product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At March 25, 2006, we had accrued insurance liabilities of $37.2 million, net of an $8.7 million asset related to the amount of the liability expected to be covered by insurance carriers. Additionally, we have standby letters of credit in the aggregate amount of $54.3 million, in support of our casualty insurance coverage and certain lease obligations, which expire periodically through March 1, 2007.

Additionally, we have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2013. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the difference. Although the equipments' fair value at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $18.0 million. Of this amount, the fair value of residual value guarantees for operating leases entered into after December 31, 2002 were $8.3 million and $6.3 million as of March 25, 2006 and September 24, 2005, respectively, which is reflected in other liabilities, with a corresponding amount included within other assets in the accompanying condensed consolidated balance sheets.

Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). Among other things, SFAS 155 permits the fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS 133. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after our fiscal year ending September 30, 2006. We are currently evaluating the provisions of SFAS 155 and currently believe that adoption will not have a material effect on our financial position, results of operations or cash flows.

In September 2005, the FASB's Emerging Issues Task Force reached a consensus on Issue 04-13, "Accounting for the Purchases and Sales of Inventory with the Same Counterparty" ("EITF 04-13"). EITF 04-13 concluded that two or more inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be viewed as a single nonmonetary transaction within the scope of Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions." EITF 04-13 is effective for new arrangements entered into, and modification or renewals of existing arrangements, beginning in our third quarter of fiscal 2006. We are currently evaluating the provisions of EITF 04-13 and currently believe that adoption will not have a material effect on our financial position, results of operations or cash flows.

In March 2005, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies the term "conditional asset retirement obligation" as a legal obligation to retire an asset when the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also requires an entity to recognize a liability for the fair value of the conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of our fiscal year ending September 30, 2006. We are currently evaluating the provisions of FIN 47 and currently believe that adoption will not have a material effect on our financial position, results of operations or cash flows.

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

As of March 25, 2006, we were a party to exchange-traded futures and option contracts, forward contracts and in certain instances, over-the-counter options (collectively ‘‘derivative instruments’’) to manage the price risk associated with future purchases of the commodities used in our operations, principally propane and fuel oil. Futures and forward contracts require that we sell or acquire propane or fuel oil at a fixed price at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane or fuel oil at a specified price during a specified time period. However, the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of the product to the respective party or are settled by the payment of a net amount equal to the difference between the then current price and the fixed contract price. The contracts are entered into in anticipation of market movements and to manage and hedge exposure to fluctuating prices of propane and fuel oil, as well as to help ensure the availability of product during periods of high demand.

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

Interest Rate Risk

A portion of our long-term borrowings bear interest at a variable rate based upon either LIBOR or Wachovia National Bank's prime rate, plus an applicable margin depending on the level of our total leverage. Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. On March 31, 2005, we entered into a $125.0 million interest rate swap contract in conjunction with the new Term Loan facility under the Revolving Credit Agreement. The interest rate swap is being accounted for under SFAS 133 and has been designated as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized in other comprehensive income until the hedged item is recognized in earnings. At March 25, 2006, the fair value of the interest rate swap was $1.7 million representing an unrealized gain and is included within other assets.

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

At March 25, 2006, the fair value of derivative instruments described above resulted in derivative assets (unrealized gains) of $0.3 million included within prepaid expenses and other current assets and derivative liabilities (unrealized losses) of $1.2 million included within other current liabilities. Operating expenses included unrealized (non-cash) losses in the amount of $0.6 million for the three months ended March 25, 2006, unrealized (non-cash) gains of $6.5 million for the six months ended March 25, 2006 and unrealized (non-cash) losses in the amounts of $2.8 million and $0.3 million for the three and six months ended March 26, 2005, respectively, attributable to the change in fair value of derivative instruments not designated as cash flow hedges. At March 25, 2006, unrealized losses on derivative instruments designated as cash flow hedges in the amount of $0.1 million were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities market, the corresponding value in OCI is subject to change prior to its impact on earnings.

Sensitivity Analysis

In an effort to estimate our exposure to unfavorable market price changes in propane or fuel oil, a sensitivity analysis of open positions as of March 25, 2006 was performed. Based on this analysis, a hypothetical 10% adverse change in market prices for each of the future months for which a future, forward and/or option contract exists indicates either a reduction in potential future gains or potential losses in future earnings of $5.0 million and $0.2 million as of March 25, 2006 and March 26, 2005, respectively. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 24, 2005.

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

On May 2, 2006, before filing this Quarterly Report, the Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of March 25, 2006. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of March 25, 2006, such disclosure controls and procedures were effective at the reasonable assurance level.

(b)    There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 25, 2006 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

Suburban Propane Partners, L.P.
May 4, 2006	/s/ ROBERT M. PLANTE
Date	Robert M. Plante Vice President and Chief Financial Officer
May 4, 2006	/s/ MICHAEL A. STIVALA
Date	Michael A. Stivala Controller and Chief Accounting Officer