Form 10-Q
period 2006-12-30
SUBURBAN PROPANE PARTNERS LP
filed 2007-02-08
CIK 1005210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 30, 2006

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

Large accelerated filer                        Accelerated filer                       Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

SIGNATURES	34

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

Some of these Forward-Looking Statements are discussed in more detail in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ in this Quarterly Report. Reference is also made to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings with the Securities and Exchange Commission (‘‘SEC’’), press releases or oral statements made by or with the approval of one of the Partnership’s authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking Statements, which reflect management’s view only as of the date made. The Partnership undertakes no obligation to update any Forward-Looking Statement or Cautionary Statement. All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 30, 2006	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$26,378	$60,571
Accounts receivable, less allowance for doubtful accounts of $5,671 and $5,530, respectively	127,788	78,547
Inventories	89,389	79,418
Prepaid expenses and other current assets	33,252	16,815
Total current assets	276,807	235,351
Property, plant and equipment, net	389,477	390,383
Goodwill	281,359	281,359
Other intangible assets, net	19,949	18,098
Other assets	29,572	28,695
Total assets	$997,164	$953,886
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$80,649	$57,372
Accrued employment and benefit costs	24,779	35,510
Accrued insurance	15,630	7,360
Customer deposits and advances	57,518	62,630
Accrued interest	1,065	8,371
Other current liabilities	18,797	21,373
Total current liabilities	198,438	192,616
Long-term borrowings	548,362	548,304
Postretirement benefits obligation	27,531	27,759
Accrued insurance	39,316	38,053
Accrued pension liability	32,062	31,086
Other liabilities	16,443	15,367
Total liabilities	862,152	853,185
Commitments and contingencies
Partners’ capital:
Common Unitholders (32,672 and 30,314 units issued and outstanding at December 30, 2006 and September 30, 2006, respectively)	202,496	170,151
General Partner	—	(1,969)
Deferred compensation	(5,692)	(5,704)
Common Units held in trust, at cost	5,692	5,704
Accumulated other comprehensive loss	(67,484)	(67,481)
Total partners’ capital	135,012	100,701
Total liabilities and partners’ capital	$997,164	$953,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended
	December 30, 2006	December 24, 2005
Revenues
Propane	$286,879	$310,292
Fuel oil and refined fuels	68,870	105,305
Natural gas and electricity	22,745	37,943
HVAC	18,459	31,227
All other	2,034	2,696
	398,987	487,463
Costs and expenses
Cost of products sold	230,874	315,843
Operating	84,060	100,261
General and administrative	12,902	14,216
Restructuring costs	385	—
Depreciation and amortization	7,136	8,211
	335,357	438,531
Income before interest expense and provision for income taxes	63,630	48,932
Interest expense, net	9,216	10,567
Income before provision for income taxes	54,414	38,365
Provision for income taxes	762	150
Income from continuing operations	53,652	38,215
Discontinued operations:
Gain on exchange of customer service centers (Note 6)	1,002	—
Net income	$54,654	$38,215
General Partner’s interest in net income	—	1,187
Limited Partners’ interest in net income	$54,654	$37,028
Income per Common Unit – basic
Income from continuing operations	$1.67	$1.15
Discontinued operations	0.03	—
Net income	$1.70	$1.15
Weighted average number of Common Units outstanding – basic	32,193	30,299
Income per Common Unit – diluted
Income from continuing operations	$1.66	$1.14
Discontinued operations	0.03	—
Net income	$1.69	$1.14
Weighted average number of Common Units outstanding – diluted	32,376	30,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	December 30, 2006	December 24, 2005
Cash flows from operating activities:
Net income	$54,654	$38,215
Adjustments to reconcile net income to net cash used in operations:
Depreciation expense	6,600	7,244
Amortization of intangible assets	536	967
Amortization of debt origination costs	332	331
Compensation cost recognized under Restricted Unit Plan	1,297	615
Amortization of discount on long-term borrowings	58	58
Gain on exchange of customer service centers	(1,002)	—
Gain on disposal of property, plant and equipment, net	(247)	(44)
Changes in assets and liabilities:
(Increase) in accounts receivable	(49,361)	(74,806)
(Increase) in inventories	(9,962)	(14,833)
(Increase)/decrease in prepaid expenses and other current assets	(16,095)	5,053
Increase in accounts payable	23,203	39,992
(Decrease)/increase in accrued employment and benefit costs	(10,731)	1,865
(Decrease) in accrued interest	(7,306)	(6,918)
Increase/(decrease) in other accrued liabilities	173	(10,681)
(Increase)/decrease in other noncurrent assets	(1,129)	537
Increase in other noncurrent liabilities	3,087	3,473
Net cash (used in) operating activities	(5,893)	(8,932)
Cash flows from investing activities:
Capital expenditures	(8,152)	(6,190)
Proceeds from sale of property, plant and equipment	1,489	252
Net cash (used in) investing activities	(6,663)	(5,938)
Cash flows from financing activities:
Short-term borrowings	—	36,250
Partnership distributions	(21,637)	(19,162)
Net cash (used in)/provided by financing activities	(21,637)	17,088
Net (decrease)/increase in cash and cash equivalents	(34,193)	2,218
Cash and cash equivalents at beginning of period	60,571	14,411
Cash and cash equivalents at end of period	$26,378	$16,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

	Number of Common Units	Common Unitholders	General Partner	Deferred Compensation	Common Units Held in Trust	Accumulated Other Comprehensive (Loss)	Total Partners’ Capital	Comprehensive Income
Balance at September 30, 2006	30,314	$170,151	$(1,969)	$(5,704)	$5,704	$(67,481)	$100,701
Net income		54,654					54,654	$54,654
Other comprehensive income:
Net unrealized losses on cash
flow hedges						(197)	(197)	(197)
Reclassification of realized losses on cash flow hedges into earnings						194	194	194
Comprehensive income								$54,651
Partnership distributions		(21,637)					(21,637)
Common Units issued under Restricted Unit Plan	58						—
Common Units issued in exchange of General Partner interest	2,300	80,443					80,443
Exchange and cancellation of General Partner interest		(82,412)	1,969				(80,443)
Common Units distributed from trust				12	(12)		—
Compensation cost recognized under Restricted Unit Plan, net of forfeitures		1,297					1,297
Balance at December 30, 2006	32,672	$202,496	$—	$(5,692)	$5,692	$(67,484)	$135,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the ‘‘Partnership’’) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating, ventilation and air conditioning (‘‘HVAC’’). The limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (‘‘Common Units’’) with 32,672,193 Common Units outstanding at December 30, 2006. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the ‘‘Partnership Agreement’’), adopted on October 19, 2006 following approval by Common Unitholders at the Partnership’s Tri-Annual Meeting. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors, and voting on the removal of the general partner.

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

The general partner of both the Partnership and the Operating Partnership is Suburban Energy Services Group LLC (the ‘‘General Partner’’), a Delaware limited liability company. On October 19, 2006, the Partnership consummated an agreement with its General Partner to exchange 2,300,000 newly issued Common Units for the General Partner’s incentive distribution rights (‘‘IDRs’’) and the economic interest in the Partnership and the Operating Partnership included in the general partner interests therein (the ‘‘GP Exchange Transaction’’). Prior to the GP Exchange Transaction, the General Partner was majority-owned by senior management of the Partnership and owned 224,625 general partner units (an approximate 0.74% ownership interest) in the Partnership and a 1.0101% general partner interest in the Operating Partnership. The General Partner also held all outstanding IDRs of the Partnership and appointed two of the five members of the Board of Supervisors. As a result of the GP Exchange Transaction, the General Partner has no economic interest in either the Partnership or the Operating Partnership other than as a holder of 784 Common Units that will remain in the General Partner and there are no IDRs outstanding or provided for under the Partnership Agreement. As an accommodation to the Partnership, its Chief Executive Officer serves as the sole member of the General Partner.

On January 5, 2001, Suburban Holdings, Inc., a subsidiary of the Operating Partnership, was formed to hold the stock of Gas Connection, Inc. (d/b/a HomeTown Hearth & Grill), Suburban @ Home, Inc. (‘‘Suburban @ Home’’) and Suburban Franchising, Inc. (‘‘Suburban Franchising’’). On December 31, 2006, Suburban Holdings, Inc. and Suburban @ Home merged into the Service Company. On January 1, 2007, HomeTown Hearth & Grill and Suburban Franchising converted from C-Corporations to single-member LLCs owned by the Service Company. HomeTown Hearth & Grill sells and installs natural gas and propane gas grills, fireplaces and related accessories and supplies. Suburban Franchising creates and develops propane related franchising business opportunities.

On November 21, 2003, Suburban Heating Oil Partners, LLC, a subsidiary of HomeTown Hearth & Grill, was formed to acquire and operate the fuel oil and refined fuels and HVAC assets and businesses of Agway Energy acquired on December 23, 2003. In addition, Agway Energy Services, LLC, also a subsidiary of HomeTown Hearth & Grill, was formed to acquire and operate the natural gas and electricity marketing business of Agway Energy.

Suburban Energy Finance Corporation, a direct wholly-owned subsidiary of the Partnership, was formed on November 26, 2003 to serve as co-issuer, jointly and severally with the Partnership, of the Partnership’s 6.875% senior notes due in 2013 (see Note 8).

2.	Basis of Presentation

Principles of Consolidation.    The consolidated financial statements include the accounts of the Partnership, the Operating Partnership and all of its direct and indirect subsidiaries. All significant intercompany transactions and account balances have been eliminated. As a result of the GP Exchange Transaction, the General Partner no longer has any economic interest in the Partnership or the Operating Partnership apart from 784 Common Units held by it. The Partnership consolidates the results of operations, financial condition and cash flows of the Operating Partnership as a result of the Partnership’s 100% limited partner interest in the Operating Partnership.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’). They include all adjustments that the Partnership considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed. These financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, including management’s discussion and analysis of financial condition and results of operations contained therein. Due to the seasonal nature of the Partnership’s operations, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

At December 30, 2006, the fair value of derivative instruments described above resulted in derivative assets of $8,988 included within prepaid expenses and other current assets and derivative liabilities of $3,061 included within other current liabilities. Cost of products sold included unrealized (non-cash) losses of $987 for the three months ended December 30, 2006 and unrealized (non-cash) gains of $7,042 for the three months ended December 24, 2005 attributable to the change in fair value of derivative instruments not designated as cash flow hedges. At December 30, 2006, unrealized losses on derivative instruments designated as cash flow hedges in the amount of $1,967 were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities market, the corresponding value in OCI is subject to change prior to its impact on earnings.

A portion of the Partnership’s long-term borrowings bear interest at a variable rate based upon either LIBOR or Wachovia National Bank’s prime rate, plus an applicable margin depending on the level of the Partnership’s total leverage. Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. The Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. On March 31, 2005, the Partnership entered into a $125,000 interest rate swap contract in conjunction with the Term Loan facility under the Revolving Credit Agreement (see Note 8). The interest rate swap is being accounted for under SFAS 133 and the Partnership has designated the interest rate swap as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized in OCI until the hedged item is recognized in earnings. At December 30, 2006, the fair value of the interest rate swap amounted to $1,262 and is included within other assets.

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

3.	Exchange of General Partner’s Interests and Incentive Distribution Rights

On October 19, 2006, following approval by the requisite vote of the Common Unitholders of the Partnership at its 2006 Tri-Annual Meeting held on October 17, 2006, the Partnership consummated the GP Exchange Transaction with its General Partner for the acquisition of the General Partner’s IDRs, as well as the economic interest contained in its general partnership interests in both the Partnership and the Operating Partnership, in exchange for 2,300,000 newly issued Common Units having a fair value of approximately $80,443. As a result of the GP Exchange Transaction, the excess of the fair value of the Common Units issued over the $1,969 carrying value of the General Partner interest was recorded as a reduction to the Common Unitholders interest within the condensed consolidated statement of partners’ capital.

Pursuant to a Distribution, Release and Lockup Agreement by and among the Partnership, the Operating Partnership, the General Partner and the members of the General Partner, the Common Units were distributed to the members of the General Partner in exchange for their membership interests in the General Partner (other than 784 Common Units that will remain in the General Partner). The Common Units issued in the GP Exchange Transaction represented approximately 7% of the total number of Common Units outstanding after consummation of the GP Exchange Transaction.

4.	Restructuring Costs

During the fourth quarter of fiscal 2005 and throughout fiscal 2006, the Partnership approved and initiated plans of reorganization to realign the field operations in an effort to streamline the operating footprint and leverage the system infrastructure to achieve additional operational efficiencies and reduce costs, as well as to restructure its HVAC business (collectively, the ‘‘Restructuring’’). As a result of the Restructuring, the Partnership recorded a restructuring charge of $2,150 during the fourth quarter of fiscal 2005 associated with severance and other employee benefits for approximately 85 positions eliminated and in fiscal 2006 recorded additional charges of $5,276 related to severance and other employee benefits for approximately 325 positions eliminated and $800 related to exit costs, primarily lease termination costs, associated with a plan to exit certain activities of the HomeTown Hearth & Grill business included within the all other business segment. During the three months ended December 30, 2006, the Partnership recorded additional severance charges of $385 associated with additional positions eliminated under the HVAC reorganization.

The components of the remaining restructuring charges are as follows:

	Reserve at September 30, 2006	Charges Through December 30, 2006	Utilization Through December 30, 2006	Reserve at December 30, 2006
Charges expensed:
Severance and other employee costs	$1,621	$385	$(1,102)	$904
Other exit costs	854	—	(97)	757
Total	$2,475	$385	$(1,199)	$1,661

The remaining reserve of $1,661 as of December 30, 2006 is expected to be paid out or utilized over the next twelve months.

5.	Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	December 30, 2006	September 30, 2006
Propane, fuel oil and refined fuels	$80,435	$72,143
Natural gas	3,061	1,148
Appliances and related parts	5,893	6,127
	$89,389	$79,418

6.	Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with SFAS No. 142, ‘‘Goodwill and Other Intangible Assets’’ (‘‘SFAS 142’’), goodwill is not amortized. Rather, goodwill is subject to an impairment review at a reporting unit level, on an annual basis in August of each year, or when an event occurs or circumstances change that would indicate potential impairment. The Partnership assesses the carrying value of goodwill at a reporting unit level based on an estimate of the fair value of the respective reporting unit. Fair value of the reporting unit is estimated using discounted cash flow analyses taking into consideration estimated cash flows in a ten-year projection period and a terminal value calculation at the end of the projection period.

Other intangible assets consist of the following:

	December 30, 2006	September 30, 2006
Customer lists	$22,316	$19,866
Trade names	1,499	1,499
Non-compete agreements	526	986
Other	1,967	1,967
	26,308	24,318
Less: accumulated amortization	6,359	6,220
	$19,949	$18,098

During the first quarter of fiscal 2007, in a non-cash transaction, the Partnership completed a transaction in which it disposed of nine customer service centers considered to be non-strategic in exchange for three customer service centers of another company located in Alaska. The Partnership relinquished assets with a fair value of approximately $4,000 and allocated this fair value among the assets received, including $2,450 to the customer list acquired and $1,550 to the property, plant and equipment acquired (primarily tanks and cylinders). This customer list will be amortized over a ten-year period. The Partnership reported a $1,002 gain within discontinued operations for the three months ended December 30, 2006 for the amount by which the fair value of assets relinquished exceeded the carrying value of the assets relinquished.

Aggregate amortization expense related to other intangible assets for the three months ended December 30, 2006 and December 24, 2005 was $536 and $967, respectively.

Aggregate amortization expense related to other intangible assets for the remainder of fiscal 2007 and for each of the five succeeding fiscal years as of December 30, 2006 is as follows: 2007 – $1,693; 2008 – $2,224; 2009 – $2,220; 2010 – $2,205; 2011 – $2,205 and 2012 – $1,730.

7.	Income Per Unit

Subsequent to the GP Exchange Transaction, computations of earnings per Common Unit are performed in accordance with SFAS No. 128 ‘‘Earnings per Share’’ (‘‘SFAS 128’’). Prior to the GP Exchange Transactions, when the General Partner owned IDRs in the Partnership, computations of earnings per Common Unit were performed in accordance with Emerging Issues Task Force (‘‘EITF’’) consensus 03-6 ‘‘Participating Securities and the Two-Class Method Under FAS 128’’ (‘‘EITF 03-6’’), when applicable. EITF 03-6 requires, among other things, the use of the two-class method of computing earnings per unit when participating securities exist. The two-class method is an earnings allocation formula that computes earnings per unit for each class of Common Unit and participating security according to distributions declared and the participating rights in undistributed earnings, as if all of the earnings were distributed to the limited partners and the general partner (inclusive of the IDRs of the General Partner which were considered participating securities for purposes of the two-class method). Net income was allocated to the Common Unitholders and the General Partner in accordance with their respective Partnership ownership interests, after giving effect to any priority income allocations for incentive distributions allocated to the General Partner. For purposes of the computation of income per Common Unit for the three months ended December 30, 2006, earnings that would have been allocated to the General Partner for the period prior to the GP Exchange Transaction were not significant.

Basic income per unit for the three months ended December 30, 2006 is computed by dividing net income by the weighted average number of outstanding Common Units. Diluted income per unit for the three months ended December 30, 2006 is computed by dividing net income by the weighted average number of outstanding Common Units and time vested Restricted Units granted under the 2000 Restricted Unit Plan (see Note 10).

Basic net income per Common Unit for the three months ended December 24, 2005 was computed by dividing the limited partners’ share of income, calculated under the two-class method of computing earnings under EITF 03-6, by the weighted average number of outstanding Common Units. Diluted net income per Common Unit for the three months ended December 24, 2005 was computed by dividing the limited partners’ share of income, calculated under the two-class method of computing earnings under EITF 03-6, by the weighted average number of outstanding Common Units and time vested Restricted Units granted under the Partnership’s 2000 Restricted Unit Plan (see Note 10). For the three months ended December 24, 2005, the computation of net income per Common Unit under EITF 03-6 resulted in a negative impact of $0.07 per Common Unit compared to the computation under FAS 128.

In computing diluted income per unit, weighted average units outstanding used to compute basic income per unit were increased by 182,637 and 92,324 units for the three months ended December 30, 2006 and December 24, 2005, respectively, to reflect the potential dilutive effect of the unvested Restricted Units outstanding using the treasury stock method.

8.	Short-Term and Long-Term Borrowings

Short-term and long-term borrowings consist of the following:

	December 30, 2006	September 30, 2006
Senior Notes, 6.875%, due December 15, 2013, net of unamortized discount of $1,638 and $1,696, respectively	$423,362	$423,304
Term Loan, 6.29% to 7.16%, due March 31, 2010	125,000	125,000
	548,362	548,304
Less: current portion	—	—
	$548,362	$548,304

The Partnership and its subsidiary, Suburban Energy Finance Corporation, have issued $425,000 aggregate principal amount of Senior Notes (the ‘‘2003 Senior Notes’’) with an annual interest rate of 6.875%. The Partnership’s obligations under the 2003 Senior Notes are unsecured and rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The 2003 Senior Notes are structurally subordinated to, which means they rank effectively behind, any debt and other liabilities of the Operating Partnership. The 2003 Senior Notes mature on December 15, 2013, and require semi-annual interest payments in June and December. The Partnership is permitted to redeem some or all of the 2003 Senior Notes any time on or after December 15, 2008, at redemption prices specified in the indenture governing the 2003 Senior Notes. In addition, in the event of a change of control of the Partnership, as defined in the 2003 Senior Notes, the Partnership must offer to repurchase the notes at 101% of the principal amount repurchased, if the holders of the notes exercise the right of repurchase.

The Operating Partnership has a revolving credit facility, the Third Amended and Restated Credit Agreement (the ‘‘Revolving Credit Agreement’’), which expires on March 31, 2010. The Revolving Credit Agreement provides for a five-year $125,000 term loan facility (the ‘‘Term Loan’’) and a separate working capital facility which provides available revolving borrowing capacity up to $175,000. In addition, under the third amendment to the Revolving Credit Agreement the Operating Partnership is authorized to incur additional indebtedness of up to $10,000 in connection with capital leases and up to $20,000 in short-term borrowings during the period from December 1 to April 1 in each fiscal year to provide additional working capital during periods of peak demand, if necessary.

Borrowings under the Revolving Credit Agreement, including the Term Loan, bear interest at a rate based upon either LIBOR or Wachovia National Bank’s prime rate, plus, in each case, the applicable margin or the Federal Funds rate plus ½ of 1%. An annual facility fee ranging from 0.375% to 0.50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of December 30, 2006 and September 30, 2006, there were no borrowings outstanding under the working capital facility of the Revolving Credit Agreement and there were no borrowings during the first quarter of fiscal 2007.

In connection with the Term Loan, the Operating Partnership also entered into an interest rate swap contract with a notional amount of $125,000. Effective March 31, 2005 through March 31, 2010, the Operating Partnership will pay a fixed interest rate of 4.66% to the issuing lender on notional principal amount of $125,000, effectively fixing the LIBOR portion of the interest rate at 4.66%. In return, the issuing lender will pay to the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The applicable margin above LIBOR, as defined in the Revolving Credit Agreement, will be paid in addition to this fixed interest rate of 4.66%. The fair value of the interest rate swap amounted to $1,262 and $1,182 at December 30, 2006 and September 30, 2006, respectively, and is included in other assets with a corresponding amount included within OCI.

The Revolving Credit Agreement and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Revolving Credit Agreement, the Operating Partnership is required to maintain a leverage ratio (the ratio of total debt to EBITDA) of less than 4.0 to 1. In addition, the Operating Partnership is required to maintain an interest coverage ratio (the ratio of EBITDA to interest expense) of greater than 2.5 to 1 at the Partnership level. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the 2003 Senior Notes and the Revolving Credit Agreement as of December 30, 2006.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, the 2003 Senior Notes and the Revolving Credit Agreement were capitalized within other assets and are being amortized on a straight-line basis over the term of the respective debt agreements. Other assets at December 30, 2006 and September 30, 2006 include debt origination costs with a net carrying amount of $7,225 and $7,557, respectively. Aggregate amortization expense related to deferred debt origination costs included within interest expense for the three months ended December 30, 2006 and December 24, 2005 was $332 and $331, respectively.

The aggregate amounts of long-term debt maturities subsequent to December 30, 2006 are as follows: 2007 – $0; 2008 – $0; 2009 – $0; 2010 – $125,000; and, thereafter – $423,362.

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

Prior to October 19, 2006, the General Partner had IDRs which represented an incentive for the General Partner to increase distributions to Common Unitholders in excess of the target quarterly distribution of $0.55 per Common Unit. With regard to the first $0.55 of quarterly distributions paid in any given quarter, 98.26% of the Available Cash was distributed to the Common Unitholders and 1.74% was distributed to the General Partner. With regard to the balance of quarterly distributions in excess of the $0.55 per Common Unit target distribution, 85% of the Available Cash was distributed to the Common Unitholders and 15% was distributed to the General Partner. As a result of the GP Exchange Transaction, the IDRs were cancelled and the General Partner is no longer entitled to receive any cash distributions in respect of its general partner interests. Accordingly, beginning with the quarterly distribution paid on November 14, 2006 in respect of the fourth quarter of fiscal 2006, 100% of all cash distributions are paid to holders of Common Units.

On January 25, 2007, the Partnership announced a quarterly distribution of $0.6875 per Common Unit, or $2.75 on an annualized basis, in respect of the first quarter of fiscal 2007 payable on February 13, 2007 to holders of record on February 6, 2007. This quarterly distribution included an increase of $0.025 per Common Unit, or $0.10 per Common Unit on an annualized basis, announced on January 25, 2007.

10.	Share-Based Compensation Arrangements

The Partnership accounts for its share-based compensation arrangements under the revised SFAS No. 123, ‘‘Share Based Payments’’ (‘‘SFAS 123R’’) which requires the recognition of compensation cost over the respective service period for employee services received in exchange for an award of equity or equity-based compensation based on the grant date fair value of the award. SFAS 123R also requires the measurement of liability awards under a share-based payment arrangement based on remeasurement of the award’s fair value at the conclusion of each quarterly reporting period until the date of settlement, taking into consideration the probability that the performance conditions will be satisfied. The Partnership has historically recognized unearned compensation associated with awards under its 2000 Restricted Unit Plan ratably to expense over the vesting period based on the fair value of the award on the grant date and has historically recognized compensation cost and the associated unearned compensation liability for equity-based awards under its Long-Term Incentive Plan consistent with the requirements of SFAS 123R.

2000 Restricted Unit Plan.    In November 2000, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan (the ‘‘2000 Restricted Unit Plan’’) which authorizes the issuance of Common Units to members of the Board of Supervisors, executives, managers and other employees of the Partnership. On October 19, 2006, the Partnership adopted amendments to the 2000 Restricted Unit Plan which, among other things, increased the number of Common Units authorized for issuance under the plan by 230,000 for a total of 717,805. Restricted Units issued under the 2000 Restricted Unit Plan vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the grant date. The 2000 Restricted Unit Plan participants are not eligible to receive quarterly distributions or vote their respective Restricted Units until vested. Restrictions also limit the sale or transfer of the units during the restricted periods. The value of the Restricted Unit is established by the market price of the Common Unit on the date of grant. Restricted Units are subject to forfeiture in certain circumstances as defined in the 2000 Restricted Unit Plan. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

During the first quarter of fiscal 2007, the Partnership awarded 34,759 Restricted Units under the 2000 Restricted Unit Plan at an aggregate grant date fair value of $1,263. Following is a summary of activity in the 2000 Restricted Unit Plan during fiscal 2007:

	Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding September 30, 2006	340,786	$28.84
Awarded	34,759	36.33
Forfeited	(1,506)	33.20
Issued	(58,531)	28.45
Outstanding December 30, 2006	315,508	$30.20

As of December 30, 2006, there was $4,694 of total unrecognized compensation cost related to unvested Common Units awarded under the 2000 Restricted Unit Plan. Compensation cost associated with the unvested awards is expected to be recognized over a weighted-average period of 1.4 years. Compensation expense for the 2000 Restricted Unit Plan for the three months ended December 30, 2006 and December 24, 2005 was $1,297 and $615, respectively.

Long-Term Incentive Plan.    The Partnership has a non-qualified, unfunded long-term incentive plan for officers and key employees (‘‘LTIP-2’’) which provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period. The level of compensation earned under LTIP-2 is based on the market performance of the Partnership’s Common Units on the basis of total return to Unitholders (‘‘TRU’’) compared to the TRU of a predetermined peer group composed primarily of other Master Limited Partnerships, approved by the Compensation Committee of the Board of Supervisors, over the same three-year performance period. As a result of the quarterly remeasurement of the liability for awards under LTIP-2, compensation expense for the three months ended December 30, 2006 was $1,490. As a result of the performance at the end of the first quarter of fiscal 2006, the Partnership recorded a reversal of compensation expense in the amount of ($771) for the three months ended December 24, 2005. As of December 30, 2006 and September 30, 2006, the Partnership had a liability included within other current liabilities of $2,296 and $2,021, respectively, related to estimated future payments under LTIP-2.

11.	Commitments and Contingencies

Self-Insurance.    The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of December 30, 2006 and September 30, 2006, the Partnership had accrued insurance liabilities of $54,946 and $45,413, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets related to the amount of the liability expected to be covered by insurance which amounted to $16,665 and $8,665 as of December 30, 2006 and September 30, 2006, respectively. The Partnership is also involved in various legal actions that have arisen in the normal course of business, including those relating to commercial transactions and product liability. Management believes, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership’s financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insurance claims.

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

With the acquisition of the assets of Agway Energy during the first quarter of fiscal 2004, the Partnership acquired certain surplus properties with either known or probable environmental exposure, some of which are currently in varying stages of investigation, remediation or monitoring. Additionally, the Partnership identified that certain active sites acquired contained environmental conditions which may require further investigation, future remediation or ongoing monitoring activities. The environmental exposures include instances of soil and/or groundwater contamination associated with the handling and storage of fuel oil, gasoline and diesel fuel.

As of December 30, 2006 and September 30, 2006, the Partnership had accrued environmental liabilities of $4,433 and $4,786, respectively, representing the total estimated future liability for remediation and monitoring. For the portion of the estimated environmental liability that is expected to be recoverable under state environmental reimbursement funds, the Partnership records an asset within other assets related to the amount of the liability expected to be reimbursed by state agencies, which amounted to $1,294 as of December 30, 2006 and September 30, 2006.

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

Legal Matters.    Following the Operating Partnership’s 1999 acquisition of the propane assets of SCANA Corporation (‘‘SCANA’’), Heritage Propane Partners, L.P. had brought an action against SCANA for breach of contract and fraud and against the Operating Partnership for tortious interference with contract and tortious interference with prospective contract. On October 21, 2004, the jury returned a unanimous verdict in favor of the Operating Partnership on all claims, but against SCANA. After the jury returned the verdict against SCANA, the Operating Partnership filed a cross-claim against SCANA for indemnification, seeking to recover defense costs. On November 2, 2006, SCANA and the Operating Partnership reached a settlement agreement wherein the Operating Partnership received $2,000 as a reimbursement of defense costs incurred as a result of the lawsuit. For the three months ended December 30, 2006, the $2,000 was recorded as a reduction to general and administrative expenses.

12.	Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2014. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the equipment’s fair value at the end of their lease terms has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $16,055. Of this amount, the fair value of residual value guarantees for operating leases entered into after December 31, 2002 was $9,445 and $8,320 as of December 30, 2006 and September 30, 2006, respectively, which is reflected in other liabilities, with a corresponding amount included within other assets, in the accompanying condensed consolidated balance sheets.

13.	Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs for the three months ended December 30, 2006 and December 24, 2005:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 30, 2006	December 24, 2005	December 30, 2006	December 24, 2005
Service cost	$—	$—	$3	$4
Interest cost	2,226	2,287	329	422
Expected return on plan assets	(2,579)	(2,565)	—	—
Amortization of prior service costs	—	—	(149)	(180)
Recognized net actuarial loss	1,329	1,617	—	—
Net periodic benefit cost	$976	$1,339	$183	$246

There are no projected minimum employer contribution requirements under Internal Revenue Service Regulations for fiscal 2007 under our defined benefit pension plan. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2007 is $2,200, of which $411 has been contributed during the three months ended December 30, 2006.

14.	Segment Information

The Partnership manages and evaluates its operations in five reportable segments: Propane, Fuel Oil and Refined Fuels, Natural Gas and Electricity, HVAC and All Other. The chief operating decision maker evaluates performance of the operating segments using a number of performance measures, including gross margins and operating profit. Costs excluded from these profit measures are captured in Corporate and include corporate overhead expenses not allocated to the operating segments. Unallocated corporate overhead expenses include all costs of back office support functions that are reported as general and administrative expenses in the consolidated statements of operations. In addition, certain costs associated with field operations support that are reported in operating expenses in the consolidated statements of operations, including purchasing, training and safety, are not allocated to the individual operating segments. Thus, operating profit for each operating segment includes only the costs that are directly attributable to the operations of the individual segment. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies Note in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

The HVAC segment is engaged in the sale, installation and servicing of a wide variety of home comfort equipment and parts, particularly in the areas of heating, ventilation and air conditioning. In furtherance of the Partnership’s efforts to restructure its field operations and to focus on its core operating segments, during fiscal 2006 the Partnership initiated plans to streamline the HVAC service offerings by significantly reducing installation activities and focusing on service offerings that support the Partnership’s existing customer base within its propane, refined fuels and natural gas and electricity segments.

The all other business segment includes activities from the HomeTown Hearth & Grill and Suburban Franchising subsidiaries.

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended
	December 30, 2006	December 24, 2005
Revenues:
Propane	$286,879	$310,292
Fuel oil and refined fuels	68,870	105,305
Natural gas and electricity	22,745	37,943
HVAC	18,459	31,227
All other	2,034	2,696
Total revenues	$398,987	$487,463
Income before interest expense and income taxes:
Propane	$62,808	$47,797
Fuel oil and refined fuels	10,806	15,372
Natural gas and electricity	3,279	2,592
HVAC	1,044	1,034
All other	(86)	(569)
Corporate	(14,221)	(17,294)
Total income before interest expense and income taxes	63,630	48,932
Reconciliation to income from continuing operations:
Interest expense, net	9,216	10,567
Provision for income taxes	762	150
Income from continuing operations	$53,652	$38,215
Depreciation and amortization:
Propane	$4,391	$5,228
Fuel oil and refined fuels	881	1,165
Natural gas and electricity	222	183
HVAC	105	141
All other	32	63
Corporate	1,505	1,431
Total depreciation and amortization	$7,136	$8,211

	As of
	December 30, 2006	September 30, 2006
Assets:
Propane	$774,341	$732,784
Fuel oil and refined fuels	105,904	92,173
Natural gas and electricity	33,714	22,644
HVAC	7,779	8,353
All other	2,654	2,719
Corporate	160,753	183,194
Eliminations	(87,981)	(87,981)
Total assets	$997,164	$953,886

15.	Recently Issued Accounting Pronouncements

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

Also in September 2006, the FASB issued SFAS No. 158, ‘‘Employers’’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 103 and 132R’’ (‘‘SFAS 158’’). SFAS 158 requires companies to recognize the funded status of pension and other postretirement benefit plans on sponsoring employers’ balance sheets and to recognize changes in the funded status in the year the changes occur. It also requires the measurement date of plan assets and obligations to occur at the end of the employers’ fiscal year. SFAS 158 is effective as of the end of our fiscal 2007. Based on the Partnership’s funded status and the consolidated balance sheet recognition as of September 30, 2006 (as disclosed in Note 12 to the Consolidated Financial Statements included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006), adoption of SFAS 158 is not expected to have a significant impact on the Partnership’s consolidated financial position since the accrued pension liability already reflects the funded status of the defined benefit pension plan. The actual impact from the adoption of SFAS 158 on the consolidated financial statements for the year ending September 29, 2007 will differ due to changes in economic assumptions such as discount rates, measurement of fair values of plan assets and other possible changes in actuarial assumptions that may occur in connection with the upcoming fiscal 2007 measurement date.

In June 2006, the FASB issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006 which is the beginning of the Partnership’s fiscal 2008. The Partnership is currently in the process of assessing the impact that FIN 48 will have on its consolidated financial statements and currently does not expect that adoption of FIN 48 will have a material impact on its financial position, results of operation or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three months ended December 30, 2006. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

The following are factors that regularly affect our operating results and financial condition. In addition, our business is subject to the risks and uncertainties described in Item 1A included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Product Costs

The level of profitability in the retail propane, fuel oil, natural gas and electricity businesses is largely dependent on the difference between retail sales price and product cost. The unit cost of our products, particularly propane, fuel oil and natural gas, is subject to volatility as a result of product supply or other market conditions, including, but not limited to, economic and political factors impacting crude oil and natural gas supply or pricing. Product cost changes can occur rapidly over a short period of time and can impact profitability. There is no assurance that we will be able to pass on product cost increases fully or immediately, particularly when product costs increase rapidly. Therefore, average retail sales prices can vary significantly from year to year as product costs fluctuate with propane, fuel oil, crude oil and natural gas commodity market conditions. In addition, in periods of sustained higher commodity prices, as was experienced over the past two fiscal years, retail sales volumes may be negatively impacted by customer conservation efforts.

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

Risk Management

Product supply contracts are generally one-year agreements subject to annual renewal and generally permit suppliers to charge posted market prices (plus transportation costs) at the time of delivery or the current prices established at major delivery points. Since rapid increases in the cost of propane or fuel oil may not be immediately passed on to retail customers, such increases could reduce profitability. We engage in risk management activities to reduce the effect of price volatility on our product costs and to ensure the availability of product during periods of short supply. We are currently a party to propane and fuel oil futures contracts traded on the New York Mercantile Exchange (‘‘NYMEX’’) and enter into forward and option agreements with third parties to purchase and sell propane at fixed prices in the future. Risk management activities are monitored by an internal Commodity Risk Management Committee, made up of five members of management, through enforcement of our Hedging and Risk Management Policy and reported to our Audit Committee. We experienced additional margin opportunities from our hedging and risk management activities during the first quarter of fiscal 2007 arising from the declining commodities markets. However, risk management transactions may not always result in increased product margins. See Item 3 of this Quarterly Report.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2, ‘‘Summary of Significant Accounting Policies,’’ included within the Notes to Consolidated Financial Statements section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

Environmental Reserves.    We establish reserves for environmental exposures when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based upon our evaluation of costs associated with environmental remediation and ongoing monitoring activities. Inherent uncertainties exist in such evaluations due to unknown conditions and changing laws and regulations. These liabilities are adjusted periodically as remediation efforts progress, or as additional technical or legal information becomes available. Accrued environmental reserves are exclusive of claims against third parties, and an asset is established where contribution or reimbursement from such third parties, such as governmental agencies, has been agreed and we are reasonably assured of receiving such contribution or reimbursement. Environmental reserves are not discounted.

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

Derivative Instruments and Hedging Activities.    See Item 3 of this Quarterly Report for information about accounting for derivative instruments and hedging activities.

Executive Overview of Results of Operations and Financial Condition

Despite significantly warmer than normal temperatures experienced during the first quarter of fiscal 2007, particularly during December 2006 (the most critical heating month for the quarter), we reported an improvement in net income and EBITDA compared to the prior year first quarter. Net income of $54.7 million, or $1.70 per Common Unit, increased $16.5 million (43.2%) compared to $38.2 million, or $1.15 per Common Unit, in the prior year quarter. EBITDA (as defined and reconciled below) amounted to $71.8 million for the three months ended December 30, 2006, an increase of $14.7 million (25.7%) compared to EBITDA of $57.1 million for the three months ended December 24, 2005.

The improvement in year-over-year quarterly earnings continues to reflect the benefits of our field realignment efforts which began during the fourth quarter of fiscal 2005 and continued throughout fiscal 2006, as well as from the steps taken in the second half of fiscal 2006 to restructure our HVAC segment. The benefits of these restructuring efforts continue to favorably impact our cost structure as the full-year effect of the operating efficiencies, lower headcount and lower vehicle expenditures are expected to continue throughout much of fiscal 2007. As a result, operating expenses of $84.1 million for the three months ended December 30, 2006 were $16.2 million, or 16.2%, lower than the first quarter of fiscal 2006, more than offsetting the impact of the warmer weather.

Average degree days in our service territories were 87% of normal for the three months ended December 30, 2006 compared to 95% of normal in the prior year quarter, and average temperatures in the month of December 2006 were 81% of normal compared to 106% of normal during December of the prior year. In the commodities markets, with the recent decline in crude oil prices from their peak levels in the summer of 2006 and lower demand due to the warmer temperatures, propane and fuel oil prices began a steady decline in September 2006 which continued throughout the first quarter of fiscal 2007. Average posted prices of propane and fuel oil during the first quarter of fiscal 2007 declined 10% and 5%, respectively, compared to the average posted prices in the prior year first quarter, and declined 14% and 12%, respectively, from the peak levels during the fiscal 2006 fourth quarter.

Propane volumes decreased 9.0% during the first quarter of fiscal 2007 compared to the prior year quarter primarily as a result of the warmer average temperatures, while fuel oil and refined fuels volumes declined 34.9% from a combination of warmer temperatures and, to a large extent, our decision to exit the majority of the gasoline and diesel businesses. The impact of lower volumes was offset to an extent by higher average margins from an improved customer mix, as well as from additional margin opportunities under our hedging and risk management strategy during the first quarter of fiscal 2007 from the declining commodities markets.

Looking ahead to the remainder of fiscal 2007, we expect that our operating results will continue to be impacted favorably by the full-year effect of cost savings and efficiencies from our field and HVAC reorganization efforts, regardless of the weather. The unseasonably warm weather experienced during much of the first quarter persisted into the first two weeks of January 2007, particularly in our operations on the east coast, yet shifted to more seasonable temperatures in the second half of the month. A return to a more seasonable weather pattern during the second quarter of fiscal 2007 would be expected to mitigate a portion of the negative effects on volumes sold from the significantly warmer than normal temperatures during the first quarter of fiscal 2007. Our efforts to focus on the areas within our control are ongoing as we continue to position our core operating segments for future growth opportunities.

From a cash flow perspective, the improvement in earnings during the first quarter of fiscal 2007 compared to the prior year quarter, combined with our cash on hand at the end of fiscal 2006, have funded our working capital requirements during the peak heating season. As a result, there have been no borrowings under the working capital facility of our Revolving Credit Agreement during the first quarter of fiscal 2007 and we ended the quarter with more than $26.0 million in cash on hand. On the strength of these fiscal 2007 first quarter earnings, among other factors, our Board of Supervisors declared the twelfth increase (since 1999) in our quarterly distribution from $0.6625 to $0.6875 per Common Unit. This increase equates to $0.10 per Common Unit annualized to $2.75 per Common Unit, an increase of 12% since the first quarter of the prior year.

Our anticipated cash requirements for the remainder of fiscal 2007 include: (i) maintenance and growth capital expenditures of approximately $16.8 million; (ii) interest payments of approximately $19.3 million; and (iii) cash distributions of approximately $67.4 million to our Common Unitholders based on the most recently increased quarterly distribution rate of $0.6875 per Common Unit. Based on our current estimates of cash flow from operations, our cash position at the end of the first quarter of fiscal 2007 and availability under the Revolving Credit Agreement (unused borrowing capacity under the working capital facility of $125.9 million after considering outstanding letters of credit of $49.1 million as of December 30, 2006), we expect to have sufficient funds to meet our current and future obligations.

Results of Operations

Three Months Ended December 30, 2006 Compared to Three Months Ended December 24, 2005

Revenues

	Three Months Ended
(Dollars in thousands)	December 30, 2006	December 24, 2005	Decrease	Percent Decrease
Revenues
Propane	$286,879	$310,292	$(23,413)	(7.5%)
Fuel oil and refined fuels	68,870	105,305	(36,435)	(34.6%)
Natural gas and electricity	22,745	37,943	(15,198)	(40.1%)
HVAC	18,459	31,227	(12,768)	(40.9%)
All other	2,034	2,696	(662)	(24.6%)
Total revenues	$398,987	$487,463	$(88,476)	(18.2%)

Total revenues decreased $88.5 million, or 18.2%, to $399.0 million for the three months ended December 30, 2006 compared to $487.5 million for the three months ended December 24, 2005, as a result of lower volumes across all business segments, offset to an extent by higher average selling prices. Volumes in our propane, fuel oil and refined fuels and natural gas and electricity segments were negatively affected during the first quarter of fiscal 2007 by unseasonably warm weather. Average temperatures in our service territories were 13% warmer than normal for the three months ended December 30, 2006 compared to 5% warmer than normal temperatures in the prior year quarter, and average temperatures in the month of December 2006 were 19% warmer than normal compared to 6% colder than normal during December of the prior year.

Revenues from the distribution of propane and related activities of $286.9 million in the first quarter of fiscal 2007 decreased $23.4 million, or 7.5%, compared to $310.3 million in the prior year quarter, primarily due to lower volumes attributable primarily to warm weather in the first quarter of fiscal 2007, offset to an extent by slightly higher average selling prices. Retail propane gallons sold in the first quarter of fiscal 2007 decreased 12.0 million gallons, or 9.0%, to 121.8 million gallons from 133.8 million gallons in the prior year quarter. Propane volumes sold were negatively affected by the warmer than normal temperatures, particularly during the month of December 2006. The average posted price of propane during the first quarter of fiscal 2007 decreased approximately 10% compared to the average posted prices in the prior year quarter. However, average propane selling prices in the first quarter of fiscal 2007 increased 3.5% compared to the prior year quarter. Additionally, included within the propane segment are revenues from wholesale and risk management activities of $19.4 million for the three months ended December 30, 2006 which decreased $5.0 million compared to the prior year quarter.

Revenues from the distribution of fuel oil and refined fuels of $68.9 million in the first quarter of fiscal 2007 decreased $36.4 million, or 34.6%, from $105.3 million in the prior year quarter. Sales of fuel oil and refined fuels amounted to 28.5 million gallons during the first quarter of fiscal 2007 compared to 43.8 million gallons in the prior year quarter, a decrease of 15.3 million gallons, or 34.9%. Lower volumes in our fuel oil and refined fuels segment were attributable primarily to our decision to exit certain lower margin diesel and gasoline businesses combined with the impact of the significantly warmer than normal temperatures. Our decision to exit the majority of our low sulfur diesel and gasoline businesses resulted in a reduction in volumes in the fuel oil and refined fuels segment of approximately 7.1 million gallons, or 46.4% of the total volume decline, in the first quarter of fiscal 2007 compared to the prior year first quarter. Average selling prices in our fuel oil and refined fuels segment were relatively flat in the first quarter of fiscal 2007 compared to the prior year first quarter primarily as a result of an improved customer mix from our decreased emphasis on lower priced diesel and gasoline businesses, offset by lower commodity prices. The average posted price of fuel oil during the first quarter of fiscal 2007 decreased approximately 5% compared to the average posted prices in the prior year quarter.

Revenues in our natural gas and electricity segment decreased $15.2 million, or 40.1%, to $22.7 million for the three months ended December 30, 2006 compared to $37.9 million in the prior year quarter as a result of lower electricity and natural gas volumes attributable to warmer temperatures coupled with lower average selling prices in line with declining commodity prices. Revenues in our HVAC segment decreased 40.9% to $18.5 million in the first quarter of fiscal 2007 from $31.2 million in the prior year quarter as a result of the decision during the third quarter of fiscal 2006 to reorganize the HVAC segment and to reduce the level of HVAC installation activities. The focus of our ongoing service offerings will be in support of our existing core commodity segments, thus reducing overall HVAC segment revenues.

Cost of Products Sold

	Three Months Ended
(Dollars in thousands)	December 30, 2006	December 24, 2005	Decrease	Percent Decrease
Cost of products sold
Propane	$158,473	$190,011	$(31,538)	(16.6%)
Fuel oil and refined fuels	47,457	78,670	(31,213)	(39.7%)
Natural gas and electricity	18,304	33,968	(15,664)	(46.1%)
HVAC	5,677	11,836	(6,159)	(52.0%)
All other	963	1,358	(395)	(29.1%)
Total cost of products sold	$230,874	$315,843	$(84,969)	(26.9%)
As a percent of total revenues	57.9%	64.8%

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

Cost of products sold decreased $85.0 million, or 26.9%, to $230.9 million for the three months ended December 30, 2006 compared to $315.8 million in the prior year quarter. The decrease results primarily from the lower sales volumes described above, combined with lower commodity prices for all products. Cost of products sold in the fiscal 2007 first quarter included a $1.0 million unrealized (non-cash) loss representing the net change in the fair value of derivative instruments during the period, compared to a $7.0 million unrealized (non-cash) gain in the prior year quarter resulting in an $8.0 million increase in cost of products sold for the three months ended December 30, 2006 compared to the prior year quarter (see Item 3 in this Quarterly Report for information on our policies regarding the accounting for derivative instruments).

Cost of products sold associated with the distribution of propane and related activities of $158.5 million decreased $31.5 million, or 16.6%, compared to the prior year quarter. Lower propane volumes resulted in a $14.9 million decrease in cost of products sold during the first quarter of fiscal 2007 compared to the prior year quarter, along with decreased propane product costs which had an impact of $7.9 million. Lower wholesale and risk management activities, noted above, decreased cost of products sold by $8.8 million compared to the prior year quarter.

Cost of products sold associated with our fuel oil and refined fuels segment of $47.5 million decreased $31.2 million, or 39.7%, compared to the prior year quarter. Lower sales volumes resulted in a $30.0 million decrease in cost of products sold during the first quarter of fiscal 2007 compared to the prior year quarter, along with lower commodity prices which had an impact of $2.0 million compared to the prior year quarter. Cost of products sold as a percentage of revenues in our fuel oil and refined fuels segment decreased from 74.7% during the first quarter of fiscal 2006 to 68.9% in the first quarter of fiscal 2007 primarily as a result of the aforementioned improvement in product mix resulting from our exit from certain lower margin diesel and gasoline businesses.

The decrease in revenues attributable to our natural gas and electricity segment had a $15.7 million impact on cost of products sold for the three months ended December 30, 2006 compared to the prior year quarter. Cost of products sold in our HVAC segment declined $6.2 million, or 52.0%, as a result of lower revenues.

For the quarter ended December 30, 2006, total cost of products sold represented 57.9% of revenues compared to 64.8% in the prior year quarter. This decrease results primarily from the efforts we have taken to eliminate lower margin business in the propane and refined fuels segments, as well as from additional margin opportunities from our wholesale and risk management activities during the first quarter of fiscal 2007 arising from the declining commodities markets.

Operating Expenses

	Three Months Ended
(Dollars in thousands)	December 30, 2006	December 24, 2005	Decrease	Percent Decrease
Operating expenses	$84,060	$100,261	$(16,201)	(16.2%)
As a percent of total revenues	21.1%	20.6%

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

Operating expenses of $84.1 million for the three months ended December 30, 2006 decreased $16.2 million, or 16.2%, compared to $100.3 million in the prior year quarter, primarily from the benefits of our field realignment efforts which began during the fourth quarter of fiscal 2005 and continued throughout fiscal 2006, as well as from the steps taken in the second half of fiscal 2006 to restructure our HVAC segment. These efforts have significantly restructured our operating footprint and reduced our cost structure through the elimination of more than 400 positions, as well as through the creation of routing efficiencies which has allowed us to reduce our fleet by nearly 750 vehicles. As a result, payroll and benefit related expenses declined $10.2 million and savings in other operating expenses were $5.4 million. In addition, bad debt expense decreased $0.6 million.

General and Administrative Expenses

	Three Months Ended
(Dollars in thousands)	December 30, 2006	December 24, 2005	Decrease	Percent Decrease
General and administrative expenses	$12,902	$14,216	$(1,314)	(9.2%)
As a percent of total revenues	3.2%	2.9%

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

General and administrative expenses of $12.9 million for the three months ended December 30, 2006 decreased $1.3 million, or 9.2%, compared to $14.2 million during the prior year quarter. The decrease was primarily attributable to $2.8 million lower professional services fees, offset by higher variable compensation in line with improved earnings. In addition, general and administrative expenses for the three months ended December 30, 2006 included a $2.0 million gain from our recovery of a substantial portion of legal fees previously incurred in connection with our successful defense of a matter following the 1999 acquisition of certain propane assets from SCANA in North and South Carolina (see Note 11).

Restructuring Costs.    For the three months ended December 30, 2006, we recorded a restructuring charge of $0.4 million related primarily to employee termination costs incurred as a result of further refinements to our plan to restructure our HVAC business segment.

Depreciation and Amortization

	Three Months Ended
(Dollars in thousands)	December 30, 2006	December 24, 2005	Decrease	Percent Decrease
Depreciation and amortization	$7,136	$8,211	$(1,075)	(13.1%)
As a percent of total revenues	1.8%	1.7%

Depreciation and amortization expense decreased $1.1 million, or 13.1%, to $7.1 million for the three months ended December 30, 2006, compared to $8.2 million in the prior year quarter as a result of lower depreciation attributable to asset retirements.

Interest Expense, net

	Three Months Ended
(Dollars in thousands)	December 30, 2006	December 24, 2005	Decrease	Percent Decrease
Interest expense, net	$9,216	$10,567	$(1,351)	(12.8%)
As a percent of total revenues	2.3%	2.2%

Net interest expense decreased $1.4 million, or 12.8%, to $9.2 million for the three months ended December 30, 2006, compared to $10.6 million in the prior year quarter. The decrease results primarily from lower average amounts outstanding under our working capital facility during the first quarter of fiscal 2007. During the first quarter of fiscal 2007, there were no borrowings under our working capital facility as seasonal working capital needs have been funded through improved cash flow and cash on hand at the end of fiscal 2006, resulting in lower interest expense. In the prior year first quarter, we ended the quarter with $63.0 million outstanding under our working capital facility.

Net Income and EBITDA.    Net income for the three months ended December 30, 2006 amounted to $54.7 million, an improvement of $16.5 million, or 43.2%, compared to the prior year quarter net income of $38.2 million. EBITDA also improved to $71.8 million for the three months ended December 30, 2006 compared to an EBITDA (as defined below) in the prior year quarter of $57.1 million. Our net income and EBITDA improved, despite lower sales volumes in all operating segments, primarily as a result of our efforts to streamline the operating footprint, implement operating efficiencies and identify cost savings opportunities from our internal focus on our field realignment.

EBITDA represents net income before deducting interest expense, income taxes, depreciation and amortization. Our management uses EBITDA as a measure of liquidity and we are including it because we believe that it provides our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. In addition, certain of our incentive compensation plans covering executives and other employees utilize EBITDA as the performance target. Moreover, our Revolving Credit Agreement requires us to use EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA is not a recognized term under GAAP and should not be considered as an alternative to net income or net cash used in operating activities determined in accordance with GAAP. Because EBITDA as determined by us excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies.

The following table sets forth (i) our calculations of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash used in operating activities:

	Three Months Ended
(Dollars in thousands)	December 30, 2006	December 24, 2005
Net income	$54,654	$38,215
Add:
Provision for income taxes	762	150
Interest expense, net	9,216	10,567
Depreciation and amortization	7,136	8,211
EBITDA	71,768	57,143
Add/(subtract):
Provision for income taxes	(762)	(150)
Interest expense, net	(9,216)	(10,567)
Compensation cost recognized under Restricted Unit Plan	1,297	615
Gain on disposal of property, plant and equipment, net	(247)	(44)
Gain on exchange of customer service centers	(1,002)	—
Changes in working capital and other assets and liabilities	(67,731)	(55,929)
Net cash (used in)/provided by
Operating activities	$(5,893)	$(8,932)
Investing activities	$(6,663)	$(5,938)
Financing activities	$(21,637)	$17,088

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities.    Due to the seasonal nature of the propane and fuel oil businesses, cash flows from operating activities are greater during the winter and spring seasons (our second and third fiscal quarters) as customers pay for products purchased during the heating season. For the three months ended December 30, 2006, net cash used by operating activities was $5.9 million improved $3.0 million compared to net cash used in operating activities of $8.9 million for the first three months of the prior year. The $3.0 million improvement in operating cash flows was attributable to a $14.8 million increase in earnings, after adjusting for non-cash items in both periods (depreciation, amortization and gains on disposal of assets), partially offset by an $11.8 million increased investment in working capital in comparison to the first quarter of the prior year. The increased investment in working capital was primarily attributable to the payment of variable compensation during the first quarter of fiscal 2007 following the fiscal 2006 earnings compared to lower variable compensation paid during the first quarter of the prior fiscal year in respect of fiscal 2005.

Investing Activities.    Net cash used in investing activities of $6.7 million for the three months ended December 30, 2006 consists of capital expenditures of $8.2 million (including $2.2 million for maintenance expenditures and $6.0 million to support the growth of operations), partially offset by the net proceeds from the sale of property, plant and equipment of $1.5 million. Net cash used in investing activities of $5.9 million for the three months ended December 24, 2005 consisted of capital expenditures of $6.2 million (including $1.8 million for maintenance expenditures and $4.4 million to support growth of operations), partially offset by the net proceeds from the sale of property, plant and equipment of $0.3 million.

Financing Activities.    Net cash used in financing activities for the three months ended December 30, 2006 of $21.6 million reflects quarterly distributions to Common Unitholders at a rate of $0.6625 per Common Unit paid in respect of the fourth quarter of fiscal 2006. Net cash provided by financing activities for the three months ended December 24, 2005 of $17.1 million reflected borrowings of $36.3 million under our Revolving Credit Agreement in order to fund increased working capital needs during the fiscal 2006 heating season, offset by quarterly distributions of Common Unitholders and the General Partner at a rate of $0.6125 per Common Unit in respect of the fourth quarter of fiscal 2005 of $19.2 million.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

Our long-term borrowings and revolving credit lines consist of $423.4 million in 6.875% senior notes due December 2013 (the ‘‘2003 Senior Notes’’) and a Revolving Credit Agreement at the Operating Partnership level which provides a five-year $125.0 million term loan due March 31, 2010 (the ‘‘Term Loan’’) and a separate working capital facility which provides available credit up to $175.0 million. There were no outstanding borrowings under the working capital facility as of December 30, 2006. We have standby letters of credit issued under the working capital facility of the Revolving Credit Agreement in the aggregate amount of $49.1 million in support of retention levels under our self-insurance programs and certain lease obligations. Therefore, as of December 30, 2006 we had available borrowing capacity of $125.9 million under the working capital facility of the Revolving Credit Agreement. Additionally, under the third amendment to the Revolving Credit Agreement our Operating Partnership is authorized to incur additional indebtedness of up to $10.0 million in connection with capital leases and up to $20.0 million in short-term borrowings during the period from December 1 to April 1 in each fiscal year in order to meet working capital needs during periods of peak demand, if necessary.

The 2003 Senior Notes mature on December 15, 2013 and require semi-annual interest payments. We are permitted to redeem some or all of the 2003 Senior Notes any time on or after December 15, 2008 at redemption prices specified in the indenture governing the 2003 Senior Notes. In addition, the 2003 Senior Notes have a change of control provision that would require us to offer to repurchase the notes at 101% of the principal amount repurchased, if the holders of the notes elected to exercise the right of repurchase. Borrowings under the Revolving Credit Agreement, including the Term Loan, bear interest at a rate based upon either LIBOR or Wachovia National Bank’s prime rate plus, in each case, the applicable margin. An annual facility fee ranging from 0.375% to 0.50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur.

In connection with the Term Loan, our Operating Partnership also entered into an interest rate swap contract with a notional amount of $125.0 million with the issuing lender. Effective March 31, 2005 through March 31, 2010, our Operating Partnership will pay a fixed interest rate of 4.66% to the issuing lender on the notional principal amount of $125.0 million, effectively fixing the LIBOR portion of the interest rate at 4.66%. In return, the issuing lender will pay to our Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The applicable margin above LIBOR, as defined in the Revolving Credit Agreement, will be paid in addition to this fixed interest rate of 4.66%.

Under the Revolving Credit Agreement, our Operating Partnership must maintain a leverage ratio (the ratio of total debt to EBITDA) of less than 4.0 to 1 and an interest coverage ratio (the ratio of EBITDA to interest expense) of greater than 2.5 to 1 at the Partnership level. The Revolving Credit Agreement and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to our Operating Partnership and us, respectively. These covenants include (i) restrictions on the incurrence of additional indebtedness and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. We were in compliance with all covenants and terms of all of our debt agreements as of December 30, 2006.

Partnership Distributions

We will make distributions in an amount equal to all of our Available Cash, as defined in the Third Amended and Restated Partnership Agreement, approximately 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. Available Cash, as defined in the Partnership Agreement, generally means all cash on hand at the end of the respective fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. These reserves are retained for the proper conduct of our business, the payment of debt principal and interest and for distributions during the next four quarters. The Board of Supervisors reviews the level of Available Cash on a quarterly basis based upon information provided by management. As a result of the GP Exchange Transaction, all IDRs held by the General Partner have been cancelled and the General Partner is not entitled to receive any cash distributions in respect of its general partner interest. Accordingly, beginning with the quarterly distribution paid on November 14, 2006 in respect of the fourth quarter of fiscal 2006, 100% of all cash distributions are paid to the holders of Common Units.

On January 25, 2007, we announced a quarterly distribution of $0.6875 per Common Unit, or $2.75 on an annualized basis, in respect of the first quarter of fiscal 2007 payable on February 13, 2007 to holders of record on February 6, 2007. This quarterly distribution included an increase of $0.025 per Common Unit, or $0.10 per Common Unit on an annualized basis, representing the twelfth increase since our recapitalization in 1999 and a 12% increase in the quarterly distribution rate since the first quarter of the prior year.

Debt Obligations and Other Commitments

The following table presents short-term and long-term debt obligations, cash interest and future minimum rental commitments due under noncancelable operating lease agreements as of December 30, 2006. For purposes of determining cash interest due under the Term Loan, a variable interest debt instrument, we have used the interest rate in effect as of December 30, 2006, taking into consideration the impact of the interest rate swap described above.

	Payments due by period
(Dollars in thousands)	Remainder of Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011 and thereafter	Total
Short-term and long-term debt	$—	$—	$—	$125,000	$423,362	$548,362
Future interest payments	19,309	38,619	38,619	36,269	102,266	235,082
Operating leases	13,496	12,496	8,814	6,128	6,672	47,606
Total debt obligations, cash interest and lease commitments	$32,805	$51,115	$47,433	$167,397	$532,300	$831,050

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would only receive interest credits toward their ultimate retirement benefit. At December 30, 2006, we had accrued pension obligations of $32.1 million. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000. At December 30, 2006, we had accrued retiree health and life benefits of $30.4 million. We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At December 30, 2006, we had accrued insurance liabilities of $38.3 million, net of a $16.7 million asset related to the amount of the liability expected to be covered by insurance carriers. Additionally, we have standby letters of credit in the aggregate amount of $49.1 million, in support of our casualty insurance coverage and certain lease obligations, which expire periodically through October 25, 2007.

Additionally, we have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2014. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the difference. Although the equipment’s fair value at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $16.1 million. Of this amount, the fair value of residual value guarantees for operating leases entered into after December 31, 2002 were $9.4 million and $8.3 million as of December 30, 2006 and September 30, 2006, respectively, which is reflected in other liabilities, with a corresponding amount included within other assets in the accompanying condensed consolidated balance sheets.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS 157 will be effective September 28, 2008, the beginning of our fiscal 2009. We are currently in the process of evaluating the impact that SFAS 157 may have on our consolidated financial position, results of operations and cash flows.

Also in September 2006, the FASB issued SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 103 and 132R’’ (‘‘SFAS 158’’). SFAS 158 requires companies to recognize the funded status of pension and other postretirement benefit plans on sponsoring employers’ balance sheets and to recognize changes in the funded status in the year the changes occur. It also requires the measurement date of plan assets and obligations to occur at the end of the employers’ fiscal year. SFAS 158 is effective as of the end of our fiscal 2007. Based on our funded status and the consolidated balance sheet recognition as of September 30, 2006 (as disclosed in Note 12 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006), adoption of SFAS 158 is not expected to have a significant impact on our consolidated financial position since the accrued pension liability already reflects the funded status of the defined benefit pension plan. The actual impact from the adoption of SFAS 158 on the consolidated financial statements for the year ending September 29, 2007 will differ due to changes in economic assumptions such as discount rates, measurement of fair values of plan assets and other possible changes in actuarial assumptions that may occur in connection with the upcoming fiscal 2007 measurement date.

In June 2006, the FASB issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006 which is the beginning of our fiscal 2008. We are currently in the process of assessing the impact that FIN 48 will have on our consolidated financial statements and currently do not expect that adoption of FIN 48 will have a material impact on our financial position, results of operation or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 30, 2006, we were a party to exchange-traded futures and option contracts, forward contracts and in certain instances, over-the-counter options (collectively ‘‘derivative instruments’’) to manage the price risk associated with future purchases of the commodities used in our operations, principally propane and fuel oil. Futures and forward contracts require that we sell or acquire propane or fuel oil at a fixed price at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane or fuel oil at a specified price during a specified time period. However, the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of the product to the respective party or are settled by the payment of a net amount equal to the difference between the then current price and the fixed contract price. The contracts are entered into in anticipation of market movements and to manage and hedge exposure to fluctuating prices of propane and fuel oil, as well as to ensure the availability of product during periods of high demand.

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

Interest Rate Risk

A portion of our long-term borrowings bear interest at a variable rate based upon either LIBOR or Wachovia National Bank’s prime rate, plus an applicable margin depending on the level of our total leverage. Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. On March 31, 2005, we entered into a $125.0 million interest rate swap contract in conjunction with the Term Loan facility under the Revolving Credit Agreement. The interest rate swap is being accounted for under SFAS 133 and has been designated as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized in other comprehensive income until the hedged item is recognized in earnings. At December 30, 2006, the fair value of the interest rate swap was $1.3 million representing an unrealized gain and is included within other assets.

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

At December 30, 2006, the fair value of derivative instruments described above resulted in derivative assets (unrealized gains) of $9.0 million included within prepaid expenses and other current assets and derivative liabilities (unrealized losses) of $3.1 million included within other current liabilities. Cost of products sold included unrealized (non-cash) losses in the amount of $1.0 million for the three months ended December 30, 2006 compared to unrealized (non-cash) gains of $7.0 million for the three months ended December 24, 2005, attributable to the change in fair value of derivative instruments not designated as cash flow hedges. As of December 30, 2006, unrealized losses on derivative instruments designated as cash flow hedges in the amount of $2.0 million were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur.

Sensitivity Analysis

In an effort to estimate our exposure to unfavorable market price changes in propane or fuel oil, a sensitivity analysis of open positions as of December 30, 2006 was performed. Based on this analysis, a hypothetical 10% adverse change in market prices for each of the future months for which a futures, forward and/or option contract exists indicates either a reduction in potential future gains or potential losses in future earnings of $5.5 million as of December 30, 2006. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of December 30, 2006. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of December 30, 2006, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

(b)    There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 30, 2006 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Release and Waiver of All Claims, dated January 31, 2007, between Suburban Propane, L.P. and Jeffrey S. Jolly.
10.2	Employment Agreement, dated as of February 1, 2007, by and between Suburban Propane, L.P. and Michael J. Dunn, Jr.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Vice President and Chief Financial Officer.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of the Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUBURBAN PROPANE PARTNERS, L.P.
February 8, 2007	By: /s/ ROBERT M. PLANTE
Date	Robert M. Plante Vice President and Chief Financial Officer
February 8, 2007	By: /s/ MICHAEL A. STIVALA
Date	Michael A. Stivala Controller and Chief Accounting Officer