Form 10-Q
period 2007-03-31
SUBURBAN PROPANE PARTNERS LP
filed 2007-05-10
CIK 1005210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements (‘‘Forward-Looking Statements’’) as defined in the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, relating to future business expectations and predictions and financial condition and results of operations of Suburban Propane Partners, L.P. (the ‘‘Partnership’’). Some of these statements can be identified by the use of forward-looking terminology such as ‘‘prospects,’’ ‘‘outlook,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘intends,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘anticipates,’’ ‘‘expects’’ or ‘‘plans’’ or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements (statements contained in this Quarterly Report identifying such risks and uncertainties are referred to as ‘‘Cautionary Statements’’). The risks and uncertainties and their impact on the Partnership’s results include, but are not limited to, the following risks:

•	The impact of weather conditions on the demand for propane, fuel oil and other refined fuels, natural gas and electricity;

•	Fluctuations in the unit cost of propane, fuel oil and other refined fuels and natural gas, and the impact of price increases on customer conservation;

•	The ability of the Partnership to compete with other suppliers of propane, fuel oil and other energy sources;

•	The impact on the price and supply of propane, fuel oil and other refined fuels from the political, military or economic instability of the oil producing nations, global terrorism and other general economic conditions;

•	The ability of the Partnership to acquire and maintain reliable transportation for its propane, fuel oil and other refined fuels;

•	The ability of the Partnership to retain customers;

•	The impact of energy efficiency and technology advances on the demand for propane and fuel oil;

•	The ability of management to continue to control expenses including the results of our field and HVAC realignment initiative;

•	The impact of changes in applicable statutes and government regulations, or their interpretations, including those relating to the environment and global warming and other regulatory developments on the Partnership’s business;

•	The impact of legal proceedings on the Partnership’s business;

•	The impact of operating hazards that could adversely affect the Partnership’s operating results to the extent not covered by insurance; and

•	The Partnership’s ability to integrate acquired businesses successfully.

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

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2007	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$88,986	$60,571
Accounts receivable, less allowance for doubtful accounts
of $6,134 and $5,530, respectively	157,686	78,547
Inventories	65,488	79,418
Prepaid expenses and other current assets	28,379	16,815
Total current assets	340,539	235,351
Property, plant and equipment, net	386,314	390,383
Goodwill	281,359	281,359
Other intangible assets, net	19,405	18,098
Other assets	28,418	28,695
Total assets	$1,056,035	$953,886
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$71,794	$57,372
Accrued employment and benefit costs	37,372	35,510
Accrued insurance	16,960	7,360
Customer deposits and advances	26,417	62,630
Accrued interest	8,368	8,371
Other current liabilities	15,000	21,373
Total current liabilities	175,911	192,616
Long-term borrowings	548,421	548,304
Postretirement benefits obligation	26,947	27,759
Accrued insurance	35,912	38,053
Accrued pension liability	33,038	31,086
Other liabilities	16,169	15,367
Total liabilities	836,398	853,185
Commitments and contingencies
Partners’ capital:
Common Unitholders (32,674 and 30,314 units issued and outstanding at March 31, 2007 and September 30, 2006, respectively)	285,755	170,151
General Partner	—	(1,969)
Deferred compensation	(5,660)	(5,704)
Common Units held in trust, at cost	5,660	5,704
Accumulated other comprehensive loss	(66,118)	(67,481)
Total partners’ capital	219,637	100,701
Total liabilities and partners’ capital	$1,056,035	$953,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended
	March 31, 2007	March 25, 2006
Revenues
Propane	$392,243	$386,610
Fuel oil and refined fuels	111,215	133,567
Natural gas and electricity	36,455	46,111
HVAC	14,671	22,416
All other	1,534	2,239
	556,118	590,943
Costs and expenses
Cost of products sold	327,347	368,856
Operating	88,848	99,527
General and administrative	15,693	17,114
Restructuring and other costs	1,100	1,497
Depreciation and amortization	7,570	8,898
	440,558	495,892
Income before interest expense and provision for income taxes	115,560	95,051
Interest expense, net	9,322	10,939
Income before provision for income taxes	106,238	84,112
Provision for income taxes	378	83
Net income	$105,860	$84,029
General Partner’s interest in net income	—	2,715
Limited Partners’ interest in net income	$105,860	$81,314
Net income per Common Unit – basic	$3.24	$2.44
Weighted average number of Common Units outstanding – basic	32,673	30,313
Net income per Common Unit – diluted	$3.22	$2.43
Weighted average number of Common Units outstanding – diluted	32,844	30,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Six Months Ended
	March 31, 2007	March 25, 2006
Revenues
Propane	$679,122	$696,902
Fuel oil and refined fuels	180,085	238,872
Natural gas and electricity	59,200	84,054
HVAC	33,130	53,643
All other	3,568	4,935
	955,105	1,078,406
Costs and expenses
Cost of products sold	558,221	684,699
Operating	172,908	199,788
General and administrative	28,595	31,330
Restructuring and other costs	1,485	1,497
Depreciation and amortization	14,706	17,109
	775,915	934,423
Income before interest expense and provision for income taxes	179,190	143,983
Interest expense, net	18,538	21,506
Income before provision for income taxes	160,652	122,477
Provision for income taxes	1,140	233
Income from continuing operations	159,512	122,244
Discontinued operations:
Gain on exchange of customer service centers (Note 6)	1,002	—
Net income	$160,514	$122,244
General Partner’s interest in net income	—	3,902
Limited Partners’ interest in net income	$160,514	$118,342
Income per Common Unit – basic
Income from continuing operations	$4.92	$3.59
Discontinued operations	0.03	—
Net income	$4.95	$3.59
Weighted average number of Common Units outstanding – basic	32,433	30,306
Income per Common Unit – diluted
Income from continuing operations	$4.90	$3.58
Discontinued operations	0.03	—
Net income	$4.93	$3.58
Weighted average number of Common Units outstanding – diluted	32,585	30,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	March 31, 2007	March 25, 2006
Cash flows from operating activities:
Net income	$160,514	$122,244
Adjustments to reconcile net income to net cash provided by operations:
Depreciation expense	13,626	15,595
Amortization of intangible assets	1,080	1,514
Amortization of debt origination costs	664	660
Compensation cost recognized under Restricted Unit Plan	1,160	1,176
Amortization of discount on long-term borrowings	117	117
Gain on exchange of customer service centers	(1,002)	—
Gain on disposal of property, plant and equipment, net	(2,062)	(621)
Changes in assets and liabilities:
(Increase) in accounts receivable	(79,259)	(77,068)
Decrease in inventories	13,939	4,037
(Increase)/decrease in prepaid expenses and other current assets	(12,216)	11,419
Increase in accounts payable	14,348	6,355
Increase in accrued employment and benefit costs	1,862	5,816
(Decrease)/increase in accrued interest	(3)	777
(Decrease) in other accrued liabilities	(30,434)	(42,581)
(Increase) in other noncurrent assets	(908)	(2,786)
(Decrease)/increase in other noncurrent liabilities	(199)	8,182
Net cash provided by operating activities	81,227	54,836
Cash flows from investing activities:
Capital expenditures	(13,199)	(10,866)
Proceeds from sale of property, plant and equipment	4,488	1,625
Net cash (used in) investing activities	(8,711)	(9,241)
Cash flows from financing activities:
Repayment of short-term borrowings, net	—	(5,000)
Partnership distributions	(44,101)	(38,323)
Net cash (used in) financing activities	(44,101)	(43,323)
Net increase in cash and cash equivalents	28,415	2,272
Cash and cash equivalents at beginning of period	60,571	14,411
Cash and cash equivalents at end of period	$88,986	$16,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

	Number of Common Units	Common Unitholders	General Partner	Deferred Compensation	Common Units Held in Trust	Accumulated Other Comprehensive (Loss)	Total Partners’ Capital	Comprehensive Income
Balance at September 30, 2006	30,314	$170,151	$(1,969)	$(5,704)	$5,704	$(67,481)	$100,701
Net income		160,514					160,514	$160,514
Other comprehensive income:
Net unrealized losses on cash flow hedges						(604)	(604)	(604)
Reclassification of realized losses on cash flow hedges into earnings						1,967	1,967	1,967
Comprehensive income								$161,877
Partnership distributions		(44,101)					(44,101)
Common Units issued under Restricted Unit Plan	60						—
Common Units issued in exchange of General Partner interest	2,300	80,443					80,443
Exchange and cancellation of General Partner interest		(82,412)	1,969				(80,443)
Common Units distributed from trust				44	(44)		—
Compensation cost recognized under Restricted Unit Plan, net of forfeitures		1,160					1,160
Balance at March 31, 2007	32,674	$285,755	$—	$(5,660)	$5,660	$(66,118)	$219,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the ‘‘Partnership’’) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating, ventilation and air conditioning (‘‘HVAC’’). The limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (‘‘Common Units’’) with 32,674,255 Common Units outstanding at March 31, 2007. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the ‘‘Partnership Agreement’’), adopted on October 19, 2006 following approval by Common Unitholders at the Partnership’s Tri-Annual Meeting. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors, and voting on the removal of the general partner.

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

The general partner of both the Partnership and the Operating Partnership is Suburban Energy Services Group LLC (the ‘‘General Partner’’), a Delaware limited liability company. On October 19, 2006, the Partnership consummated an agreement with its General Partner to exchange 2,300,000 newly issued Common Units for the General Partner’s incentive distribution rights (‘‘IDRs’’) and the economic interest in the Partnership and the Operating Partnership included in the general partner interests therein (the ‘‘GP Exchange Transaction’’). Prior to the GP Exchange Transaction, the General Partner was majority-owned by senior management of the Partnership and owned 224,625 general partner units (an approximate 0.74% ownership interest) in the Partnership and a 1.0101% general partner interest in the Operating Partnership. The General Partner also held all outstanding IDRs of the Partnership and appointed two of the five members of the Board of Supervisors. As a result of the GP Exchange Transaction, the General Partner has no economic interest in either the Partnership or the Operating Partnership other than as a holder of 784 Common Units that will remain in the General Partner, there are no IDRs outstanding or provided for under the Partnership Agreement and the General Partner does not have the right to appoint any members of the Board of Supervisors. The Chief Executive Officer of the Partnership serves as the sole member of the General Partner.

On January 5, 2001, Suburban Holdings, Inc., a subsidiary of the Operating Partnership, was formed to hold the stock of Gas Connection, Inc. (d/b/a HomeTown Hearth & Grill), Suburban @ Home, Inc. (‘‘Suburban @ Home’’) and Suburban Franchising, Inc. (‘‘Suburban Franchising’’). On December 31, 2006, Suburban Holdings, Inc. and Suburban @ Home merged into the Service Company. On January 1, 2007, HomeTown Hearth & Grill and Suburban Franchising converted into single-member LLCs owned by the Service Company. HomeTown Hearth & Grill sells and installs natural gas and propane gas grills, fireplaces and related accessories and supplies. Suburban Franchising creates and develops propane related franchising business opportunities.

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

Suburban Energy Finance Corporation, a direct wholly-owned subsidiary of the Partnership, was formed on November 26, 2003 to serve as co-issuer, jointly and severally, with the Partnership of the Partnership’s 6.875% senior notes due in 2013 (see Note 8).

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

At March 31, 2007, the fair value of derivative instruments described above resulted in derivative assets of $1 included within prepaid expenses and other current assets and derivative liabilities of $433 included within other current liabilities. Cost of products sold included unrealized (non-cash) losses of $6,584 and $7,572 for the three and six months ended March 31, 2007, respectively, unrealized (non-cash) losses of $557 for the three months ended March 25, 2006 and unrealized (non-cash) gains of $6,485 for the six months ended March 25, 2006, attributable to the change in fair value of derivative instruments not designated as cash flow hedges.

A portion of the Partnership’s long-term borrowings bear interest at a variable rate based upon either LIBOR or Wachovia National Bank’s prime rate, plus an applicable margin depending on the level of the Partnership’s total leverage. Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. The Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. On March 31, 2005, the Partnership entered into a $125,000 interest rate swap contract in conjunction with the Term Loan facility under the Revolving Credit Agreement (see Note 8). The interest rate swap is being accounted for under SFAS 133 and the Partnership has designated the interest rate swap as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized in OCI until the hedged item is recognized in earnings. At March 31, 2007, the fair value of the interest rate swap amounted to $661 and is included within other assets.

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

4.	Restructuring and Other Costs

During the fourth quarter of fiscal 2005 and throughout fiscal 2006, the Partnership approved and initiated plans of reorganization to realign the field operations in an effort to streamline the operating footprint and to leverage the system infrastructure to achieve additional operational efficiencies and reduce costs, as well as to restructure its HVAC business (collectively, the ‘‘Restructuring’’). As a result of the Restructuring, the Partnership recorded a restructuring charge of $2,150 during the fourth quarter of fiscal 2005 associated with severance and other employee benefits for approximately 85 positions eliminated and in fiscal 2006 recorded additional charges of $5,276 related to severance and other employee benefits for approximately 325 positions eliminated and $800 related to exit costs, primarily lease termination costs, associated with a plan to exit certain activities of the HomeTown Hearth & Grill business included within the all other business segment. As of March 31, 2007, the majority of severance and other benefit related payments associated with the Partnership’s field and HVAC reorganization were incurred and charged against the restructuring reserve. During the three and six months ended March 31, 2007, the Partnership recorded severance charges of $1,100 and $1,485 respectively, associated with positions eliminated during fiscal 2007.

The components of the remaining restructuring charges are as follows:

	Reserve at September 30, 2006	Charges Through March 31, 2007	Utilization Through March 31, 2007	Reserve at March 31, 2007
Charges expensed:
Severance and other employee costs	$1,621	$1,485	$(1,886)	$1,220
Other exit costs	854	—	(271)	583
Total	$2,475	$1,485	$(2,157)	$1,803

The remaining reserve of $1,803 as of March 31, 2007 is expected to be paid out or utilized over the next twelve months.

5.	Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	March 31, 2007	September 30, 2006
Propane, fuel oil and refined fuels	$61,024	$72,143
Natural gas	—	1,148
Appliances and related parts	4,464	6,127
	$65,488	$79,418

6.	Goodwill and Other Intangible Assets

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

Other intangible assets consist of the following:

	March 31, 2007	September 30, 2006
Customer lists	$22,316	$19,866
Trade names	1,499	1,499
Non-compete agreements	526	986
Other	1,967	1,967
	26,308	24,318
Less: accumulated amortization	6,903	6,220
	$19,405	$18,098

During the first quarter of fiscal 2007, in a non-cash transaction, the Partnership completed a transaction in which it disposed of nine customer service centers considered to be non-strategic in exchange for three customer service centers of another company located in Alaska. The Partnership relinquished assets with a fair value of approximately $4,000 and allocated this fair value among the assets received, including $2,450 to the customer list acquired and $1,550 to the property, plant and equipment acquired (primarily tanks and cylinders). This customer list will be amortized over a ten-year period. The Partnership reported a $1,002 gain within discontinued operations in the first quarter of fiscal 2007 for the amount by which the fair value of assets relinquished exceeded the carrying value of the assets relinquished.

Aggregate amortization expense related to other intangible assets for the three and six months ended March 31, 2007 was $544 and $1,080, respectively, and $547 and $1,514 for the three and six months ended March 25, 2006, respectively.

Aggregate amortization expense related to other intangible assets for the remainder of fiscal 2007 and for each of the five succeeding fiscal years as of March 31, 2007 is as follows: 2007 – $1,163; 2008 – $2,224; 2009 – $2,220; 2010 – $2,205; 2011 – $2,205 and 2012 – $1,730.

7.	Income Per Unit

Subsequent to the GP Exchange Transaction, computations of earnings per Common Unit are performed in accordance with SFAS No. 128 ‘‘Earnings per Share’’ (‘‘SFAS 128’’). Prior to the GP Exchange Transaction, when the General Partner owned IDRs in the Partnership, computations of earnings per Common Unit were performed in accordance with Emerging Issues Task Force (‘‘EITF’’) consensus 03-6 ‘‘Participating Securities and the Two-Class Method Under FAS 128’’ (‘‘EITF 03-6’’), when applicable. EITF 03-6 requires, among other things, the use of the two-class method of computing earnings per unit when participating securities exist. The two-class method is an earnings allocation formula that computes earnings per unit for each class of Common Unit and participating security according to distributions declared and the participating rights in undistributed earnings, as if all of the earnings were distributed to the limited partners and the general partner (inclusive of the IDRs of the General Partner which were considered participating securities for purposes of the two-class method). Net income was allocated to the Common Unitholders and the General Partner in accordance with their respective Partnership ownership interests, after giving effect to any priority income allocations for incentive distributions allocated to the General Partner. For purposes of the computation of income per Common Unit for the six months ended March 31, 2007, earnings that would have been allocated to the General Partner for the period prior to the GP Exchange Transaction were not significant.

Basic income per Common Unit for the three and six months ended March 31, 2007 is computed by dividing net income by the weighted average number of outstanding Common Units. Diluted income per Common Unit for the three and six months ended March 31, 2007 is computed by dividing net income by the weighted average number of outstanding Common Units and time vested Restricted Units granted under the 2000 Restricted Unit Plan.

Basic income per Common Unit for the three and six months ended March 25, 2006 was computed by dividing the limited partners’ share of income, calculated under the two-class method of computing earnings under EITF 03-6, by the weighted average number of outstanding Common Units. Diluted income per Common Unit for the three and six months ended March 25, 2006 was computed by dividing the limited partners’ share of income, calculated under the two-class method of computing earnings under EITF 03-6, by the weighted average number of outstanding Common Units and time vested Restricted Units granted under the Partnership’s 2000 Restricted Unit Plan. For the three and six months ended March 25, 2006, the computation of net income per Common Unit under EITF 03-6 resulted in a negative impact of $0.24 and $0.31 per Common Unit, respectively, compared to the computation under SFAS 128.

In computing diluted income per Common Unit, weighted average units outstanding used to compute basic income per unit were increased by 171,043 and 151,504 units for the three and six months ended March 31, 2007, respectively, and 124,448 and 109,505 for the three and six months ended March 25, 2006 respectively, to reflect the potential dilutive effect of the unvested Restricted Units outstanding using the treasury stock method.

8.	Short-Term and Long-Term Borrowings

Short-term and long-term borrowings consist of the following:

	March 31, 2007	September 30, 2006
Senior Notes, 6.875%, due December 15, 2013, net of unamortized discount of $1,579 and $1,696, respectively	$423,421	$423,304
Term Loan, 6.29% to 7.16%, due March 31, 2010	125,000	125,000
	548,421	548,304
Less: current portion	—	—
	$548,421	$548,304

The Partnership and its subsidiary, Suburban Energy Finance Corporation, have issued $425,000 aggregate principal amount of Senior Notes (the ‘‘2003 Senior Notes’’) with an annual interest rate of 6.875%. The Partnership’s obligations under the 2003 Senior Notes are unsecured and rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The 2003 Senior Notes are structurally subordinated to, which means they rank effectively behind, any debt and other liabilities of the Operating Partnership. The 2003 Senior Notes mature on December 15, 2013 and require semi-annual interest payments in June and December. The Partnership is permitted to redeem some or all of the 2003 Senior Notes any time on or after December 15, 2008 at redemption prices specified in the indenture governing the 2003 Senior Notes. In addition, in the event of a change of control of the Partnership, as defined in the 2003 Senior Notes, the Partnership must offer to repurchase the notes at 101% of the principal amount repurchased, if the holders of the notes exercise the right of repurchase.

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

Borrowings under the Revolving Credit Agreement, including the Term Loan, bear interest at a rate based upon either LIBOR or Wachovia National Bank’s prime rate, plus, in each case, the applicable margin or the Federal Funds rate plus 1/2 of 1%. An annual facility fee ranging from 0.375% to 0.50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of March 31, 2007 and September 30, 2006, there were no borrowings outstanding under the working capital facility of the Revolving Credit Agreement and there were no borrowings during the first two quarters of fiscal 2007.

In connection with the Term Loan, the Operating Partnership also entered into an interest rate swap contract with a notional amount of $125,000. Effective March 31, 2005 through March 31, 2010, the Operating Partnership will pay a fixed interest rate of 4.66% to the issuing lender on notional principal amount of $125,000, effectively fixing the LIBOR portion of the interest rate at 4.66%. In return, the issuing lender will pay to the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The applicable margin above LIBOR, as defined in the Revolving Credit Agreement, will be paid in addition to this fixed interest rate of 4.66%. The fair value of the interest rate swap amounted to $661 and $1,182 at March 31, 2007 and September 30, 2006, respectively, and is included in other assets with a corresponding amount included within OCI.

The Revolving Credit Agreement and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Revolving Credit Agreement, the Operating Partnership is required to maintain a leverage ratio (the ratio of total debt to EBITDA) of less than 4.0 to 1. In addition, the Operating Partnership is required to maintain an interest coverage ratio (the ratio of EBITDA to interest expense) of greater than 2.5 to 1 at the Partnership level. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the 2003 Senior Notes and the Revolving Credit Agreement as of March 31, 2007.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, the 2003 Senior Notes and the Revolving Credit Agreement were capitalized within other assets and are being amortized on a straight-line basis over the term of the respective debt agreements. Other assets at March 31, 2007 and September 30, 2006 include debt origination costs with a net carrying amount of $6,894 and $7,557, respectively. Aggregate amortization expense related to deferred debt origination costs included within interest expense for the three and six months ended March 31, 2007 was $332 and $664, respectively, and $329 and $660 for the three and six months ended March 25, 2006, respectively.

The aggregate amounts of long-term debt maturities subsequent to March 31, 2007 are as follows: 2007 – $0; 2008 – $0; 2009 – $0; 2010 – $125,000; and, thereafter – $423,421.

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

On April 26, 2007, the Partnership announced a quarterly distribution of $0.70 per Common Unit, or $2.80 on an annualized basis, in respect of the second quarter of fiscal 2007 payable on May 15, 2007 to holders of record on May 8, 2007. This quarterly distribution included an increase of $0.0125 per Common Unit, or $0.05 per Common Unit on an annualized basis.

10.	Commitments and Contingencies

Self-Insurance.    The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of March 31, 2007 and September 30, 2006, the Partnership had accrued insurance liabilities of $52,872 and $45,413, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within prepaid expense and other current assets or other assets related to the amount of the liability expected to be covered by insurance which amounted to $16,665 ($8,000 of which is reflected in prepaid expenses and other current assets) and $8,665 as of March 31, 2007 and September 30, 2006, respectively. The Partnership is also involved in various legal actions that have arisen in the normal course of business, including those relating to commercial transactions and product liability. Management believes, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership’s financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insurance claims.

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

As of March 31, 2007 and September 30, 2006, the Partnership had accrued environmental liabilities of $4,151 and $4,786, respectively, representing the total estimated future liability for remediation and monitoring. For the portion of the estimated environmental liability that is expected to be recoverable under state environmental reimbursement funds, the Partnership records an asset within other assets related to the amount of the liability expected to be reimbursed by state agencies, which amounted to $1,011 and $1,294 as of March 31, 2007 and September 30, 2006, respectively.

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

Legal Matters.    Following the Operating Partnership’s 1999 acquisition of the propane assets of SCANA Corporation (‘‘SCANA’’), Heritage Propane Partners, L.P. had brought an action against SCANA for breach of contract and fraud and against the Operating Partnership for tortious interference with contract and tortious interference with prospective contract. On October 21, 2004, the jury returned a unanimous verdict in favor of the Operating Partnership on all claims, but against SCANA. After the jury returned the verdict against SCANA, the Operating Partnership filed a cross-claim against SCANA for indemnification, seeking to recover defense costs. On November 2, 2006, SCANA and the Operating Partnership reached a settlement agreement wherein the Operating Partnership received $2,000 as a reimbursement of defense costs incurred as a result of the lawsuit. The $2,000 was recorded as a reduction to general and administrative expenses during the first quarter of fiscal 2007.

11.	Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2014. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the equipment’s fair value at the end of their lease terms has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $14,521. Of this amount, the fair value of residual value guarantees for operating leases entered into after December 31, 2002 was $9,445 and $8,320 as of March 31, 2007 and September 30, 2006, respectively, which is reflected in other liabilities, with a corresponding amount included within other assets, in the accompanying condensed consolidated balance sheets.

12.	Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs for the three and six months ended March 31, 2007 and March 25, 2006:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31, 2007	March 25, 2006	March 31, 2007	March 25, 2006
Service cost	$—	$—	$3	$4
Interest cost	2,226	2,287	329	422
Expected return on plan assets	(2,579)	(2,565)	—	—
Amortization of prior service costs	—	—	(149)	(180)
Recognized net actuarial loss	1,329	1,617	—	—
Net periodic benefit cost	$976	$1,339	$183	$246

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	March 31, 2007	March 25, 2006	March 31, 2007	March 25, 2006
Service cost	$—	$—	$6	$8
Interest cost	4,453	4,574	658	844
Expected return on plan assets	(5,159)	(5,130)	—	—
Amortization of prior service costs	—	—	(298)	(360)
Recognized net actuarial loss	2,658	3,234	—	—
Net periodic benefit cost	$1,952	$2,678	$366	$492

There are no projected minimum employer contribution requirements under Internal Revenue Service Regulations for fiscal 2007 under our defined benefit pension plan. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2007 is $2,200, of which $1,178 has been contributed during the six months ended March 31, 2007. On April 26, 2007, the Partnership announced that its Board of Supervisors authorized a voluntary contribution of approximately $25,000 to its defined benefit pension plan. This voluntary contribution is intended to fully fund the Partnership’s accumulated benefit obligation and is expected to substantially reduce, if not eliminate, future funding requirements under the defined benefit pension plan. The Partnership expects to make this voluntary contribution during the third quarter of fiscal 2007 from cash on hand.

13.	Segment Information

The Partnership manages and evaluates its operations in five reportable segments: Propane, Fuel Oil and Refined Fuels, Natural Gas and Electricity, HVAC and All Other. The chief operating decision maker evaluates performance of the operating segments using a number of performance measures, including gross margins and operating profit. Costs excluded from these profit measures are captured in Corporate and include corporate overhead expenses not allocated to the operating segments. Unallocated corporate overhead expenses include all costs of back office support functions that are reported as general and administrative expenses in the condensed consolidated statements of operations. In addition, certain costs associated with field operations support that are reported in operating expenses in the condensed consolidated statements of operations, including purchasing, training and safety, are not allocated to the individual operating segments. Thus, operating profit for each operating segment includes only the costs that are directly attributable to the operations of the individual segment. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies Note in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Six Months Ended
	March 31, 2007	March 25, 2006	March 31, 2007	March 25, 2006
Revenues:
Propane	$392,243	$386,610	$679,122	$696,902
Fuel oil and refined fuels	111,215	133,567	180,085	238,872
Natural gas and electricity	36,455	46,111	59,200	84,054
HVAC	14,671	22,416	33,130	53,643
All other	1,534	2,239	3,568	4,935
Total revenues	$556,118	$590,943	$955,105	$1,078,406
Income before interest expense and income taxes:
Propane	$112,658	$95,270	$175,466	$143,067
Fuel oil and refined fuels	21,579	20,549	32,385	35,921
Natural gas and electricity	5,027	5,569	8,306	8,161
HVAC	(805)	(3,819)	239	(2,785)
All other	(428)	(2,123)	(514)	(2,692)
Corporate	(22,471)	(20,395)	(36,692)	(37,689)
Total income before interest expense and income taxes	115,560	95,051	179,190	143,983
Reconciliation to income from continuing operations:
Interest expense, net	9,322	10,939	18,538	21,506
Provision for income taxes	378	83	1,140	233
Income from continuing operations	$105,860	$84,029	$159,512	$122,244
Depreciation and amortization:
Propane	$4,009	$5,344	$8,400	$10,572
Fuel oil and refined fuels	877	1,051	1,758	2,216
Natural gas and electricity	222	221	444	404
HVAC	81	141	186	282
All other	42	956	74	1,019
Corporate	2,339	1,185	3,844	2,616
Total depreciation and amortization	$7,570	$8,898	$14,706	$17,109

	As of
	March 31, 2007	September 30, 2006
Assets:
Propane	$787,445	$732,784
Fuel oil and refined fuels	92,019	92,173
Natural gas and electricity	31,695	22,644
HVAC	6,279	8,353
All other	2,370	2,719
Corporate	224,208	183,194
Eliminations	(87,981)	(87,981)
Total assets	$1,056,035	$953,886

14.	Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (‘‘SFAS 159’’). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which is the beginning of the Partnership’s 2009 fiscal year. The Partnership is currently in the process of evaluating the impact that SFAS 159 may have on its consolidated financial position, results of operations and cash flows

In September 2006, the FASB issued SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 103 and 132R’’ (‘‘SFAS 158’’). SFAS 158 requires companies to recognize the funded status of pension and other postretirement benefit plans on sponsoring employers’ balance sheets and to recognize changes in the funded status in the year the changes occur. It also requires the measurement date of plan assets and obligations to occur at the end of the employers’ fiscal year. SFAS 158 is effective as of the end of the Partnership’s fiscal 2007. Based on the Partnership’s funded status and the consolidated balance sheet recognition as of September 30, 2006 (as disclosed in Note 12 to the Consolidated Financial Statements included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006), adoption of SFAS 158 is not expected to have a significant impact on the Partnership’s consolidated financial position since the accrued pension liability already reflects the funded status of the defined benefit pension plan. The actual impact from the adoption of SFAS 158 on the consolidated financial statements for the year ending September 29, 2007 will differ due to changes in economic assumptions such as discount rates, measurement of fair values of plan assets, other possible changes in actuarial assumptions that may occur in connection with the upcoming fiscal 2007 measurement date, as well as from the voluntary contribution to be made during the third quarter of fiscal 2007 (see Note 12).

Also in September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. Like SFAS 159 above, SFAS 157 will be effective for fiscal years beginning after November 15, 2007, which is the beginning of the Partnership’s 2009 fiscal year. The Partnership is currently in the process of evaluating the impact that SFAS 157 may have on its consolidated financial position, results of operations and cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the Partnership’s 2008 fiscal year beginning September 30, 2007. The Partnership is currently in the process of assessing the impact that FIN 48 will have on its consolidated financial statements and currently does not expect that adoption of FIN 48 will have a material impact on its financial position, results of operation or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and six months ended March 31, 2007. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

Risk Management

Product supply contracts are generally one-year agreements subject to annual renewal and generally permit suppliers to charge posted market prices (plus transportation costs) at the time of delivery or the current prices established at major delivery points. Since rapid increases in the cost of propane or fuel oil may not be immediately passed on to retail customers, such increases could reduce profitability. We engage in risk management activities to reduce the effect of price volatility on our product costs and to ensure the availability of product during periods of short supply. We are currently a party to propane and fuel oil futures contracts traded on the New York Mercantile Exchange (‘‘NYMEX’’) and enter into forward and option agreements with third parties to purchase and sell propane at fixed prices in the future. Risk management activities are monitored by an internal Commodity Risk Management Committee, made up of five members of management, through enforcement of our Hedging and Risk Management Policy and reported to our Audit Committee. As a result of various market factors during the first half of fiscal 2007, particularly commodity price volatility during the first four months of the fiscal year, we experienced additional margin opportunities under certain supply arrangements and from our hedging and risk management activities. These market conditions generated additional operating profit of approximately $19.5 million during the six months ended March 31, 2007 compared to the comparable prior year period. However, supply and risk management transactions may not always result in increased product margins and there can be no assurance that these favorable market conditions will be present in the future in order to provide the additional margin opportunities realized during the first half of fiscal 2007. See Item 3 of this Quarterly Report.

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

Executive Overview of Results of Operations and Financial Condition

With the continued benefits of our field and HVAC reorganization, improved customer mix and a return to a more normal weather pattern during the second quarter of fiscal 2007, we reported a 26.1% increase in net income and an 18.5% improvement in EBITDA compared to the prior year second quarter. Net income of $105.9 million, or $3.24 per Common Unit, increased $21.9 million compared to $84.0 million, or $2.44 per Common Unit, in the prior year quarter. EBITDA (as defined and reconciled below) amounted to $123.1 million for the three months ended March 31, 2007, an increase of $19.2 million compared to EBITDA of $103.9 million for the three months ended March 25, 2006.

As reported in previous quarters, we expect the favorable impact of operating efficiencies and cost savings from our field and HVAC reorganization to continue throughout much of fiscal 2007 as the full-year effect on our cost structure is realized. For the second quarter of fiscal 2007, combined operating and general and administrative expenses of $104.5 million were $12.1 million, or 10.4%, lower than the prior year second quarter, despite a $5.0 million increase in variable compensation costs in line with higher earnings. Therefore, through the first half of fiscal 2007, our operating and general and administrative expenses (excluding a favorable settlement of $2.0 million which reduced general and administrative expenses during the first quarter of fiscal 2007) were $27.6 million, or 12.0%, lower than the prior year comparable period.

Average heating degree days in our service territories were 98% of normal for the three months ended March 31, 2007 compared to 88% of normal temperatures in the prior year quarter. In the commodities markets, while average posted prices of both propane and fuel oil began the quarter on the downward trend that started in the first quarter of fiscal 2007, prices steadily increased from the middle of February through the end of the quarter. For the quarter, average posted prices of propane increased 2.4% compared to the prior year second quarter and fuel oil prices declined 5.1% compared to the prior year second quarter.

Retail propane gallons sold in the second quarter of fiscal 2007 decreased 2.0 million gallons, or 1.2%, to 166.8 million gallons compared to 168.8 million gallons in the prior year quarter. Sales of fuel oil and refined fuels decreased 10.7 million gallons, or 19.6%, to 44.0 million gallons during the second quarter of fiscal 2007 compared to 54.7 million gallons in the prior year quarter. Lower volumes, despite the colder average temperatures, were attributable to our efforts to improve our customer mix, particularly in the refined fuels segment and in the commercial and industrial propane customer base, coupled with customer conservation from continued high energy prices. In the refined fuels segment, the decision to exit the lower margin gasoline and low sulfur diesel businesses resulted in a reduction in volumes of approximately 4.7 million gallons, or 43.9% of the total volume decline compared to the prior year quarter.

The impact of lower volumes was offset to an extent by higher average margins from an improved customer mix, as well as from additional margin opportunities under our supply and risk management activities during the first half of fiscal 2007, particularly during the first quarter from volatility in the commodity markets. On a year-to-date basis, our margin improvement from the various market factors impacting our supply and risk management activities has contributed approximately $19.5 million to the year-over-year EBITDA improvement. However, supply and risk management transactions may not always result in increased product margins and there can be no assurance that these favorable market conditions will be present in the future in order to provide the additional margin opportunities realized during the first half of fiscal 2007.

Looking ahead to the remainder of fiscal 2007, our efforts to focus on the areas within our control are ongoing as we continue to position our core operating segments for future growth opportunities. From a cash flow perspective, the improvement in earnings during the first half of fiscal 2007 compared to the prior year comparable period, combined with our cash on hand at the end of fiscal 2006, have funded our working capital requirements during the peak heating season. As a result, there have been no borrowings under the working capital facility of our Revolving Credit Agreement during the first half of fiscal 2007 and we ended the second quarter with more than $88.0 million in cash on hand. Therefore, we do not expect to utilize our working capital facility during fiscal 2007.

On the strength of our cash flow and in furtherance of our efforts to continue to strengthen our financial position, on April 26, 2007 we announced our intention to make a voluntary contribution of approximately $25.0 million to our defined benefit pension plan in order to fully fund the accumulated benefit obligation. We believe that this contribution will substantially reduce, if not eliminate, future funding requirements and the future financial burdens of the defined benefit plan. Funding is scheduled to occur during the third quarter of fiscal 2007 from cash on hand. Additionally, our Board of Supervisors declared the thirteenth increase (since 1999) in our quarterly distribution from $0.6875 to $0.70 per Common Unit. This increase equates to $0.05 per Common Unit annualized to $2.80 per Common Unit, an increase of 14% since the second quarter of fiscal 2006.

Our anticipated cash requirements for the remainder of fiscal 2007 include: (i) maintenance and growth capital expenditures of approximately $11.8 million; (ii) interest payments of approximately $17.0 million; and (iii) cash distributions of approximately $45.7 million to our Common Unitholders based on the most recently increased quarterly distribution rate of $0.70 per Common Unit. Based on our current estimates of cash flow from operations, our cash position at the end of the second quarter of fiscal 2007 and availability under the Revolving Credit Agreement (unused borrowing capacity under the working capital facility of $124.0 million after considering outstanding letters of credit of $51.0 million as of March 31, 2007), we expect to have sufficient funds to meet our current and future obligations.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 25, 2006

Revenues

	Three Months Ended		Increase / (Decrease)	Percent Increase / (Decrease)
(Dollars in thousands)	March 31, 2007	March 25, 2006
Revenues
Propane	$392,243	$386,610	$5,633	1.5%
Fuel oil and refined fuels	111,215	133,567	(22,352)	(16.7%)
Natural gas and electricity	36,455	46,111	(9,656)	(20.9%)
HVAC	14,671	22,416	(7,745)	(34.6%)
All other	1,534	2,239	(705)	(31.5%)
Total revenues	$556,118	$590,943	$(34,825)	(5.9%)

Total revenues decreased $34.8 million, or 5.9%, to $556.1 million for the three months ended March 31, 2007 compared to $590.9 million for the three months ended March 25, 2006, as a result of lower volumes across all business segments, offset to an extent by higher average selling prices. Volumes in our propane, fuel oil and refined fuels and natural gas and electricity segments were lower than the prior year second quarter due to the efforts to improve our customer mix by exiting certain lower margin businesses coupled with overall customer conservation from continued high energy prices. Colder weather conditions throughout much of the second quarter of fiscal 2007 compared to the prior year second quarter offset a portion of the negative impact of these factors on volumes. Average temperatures in our service territories were 98% of normal for the three months ended March 31, 2007 compared to 88% of normal in the prior year quarter.

Revenues from the distribution of propane and related activities of $392.2 million in the second quarter of fiscal 2007 increased $5.6 million, or 1.5%, compared to $386.6 million in the prior year quarter, primarily due to higher average selling prices from a higher concentration of residential volumes and higher product costs, partially offset by lower volumes. Retail propane gallons sold in the second quarter of fiscal 2007 decreased 2.0 million gallons, or 1.2%, to 166.8 million gallons from 168.8 million gallons in the prior year quarter. The average posted price of propane during the second quarter of fiscal 2007 increased approximately 2.4% compared to the average posted prices in the prior year quarter, while average propane selling prices in the second quarter of fiscal 2007 increased approximately 5.6% compared to the prior year quarter. Additionally, included within the propane segment are revenues from wholesale and risk management activities of $14.6 million for the three months ended March 31, 2007 which decreased $9.1 million compared to the prior year quarter.

Revenues from the distribution of fuel oil and refined fuels of $111.2 million in the second quarter of fiscal 2007 decreased $22.4 million, or 16.7%, from $133.6 million in the prior year quarter. Sales of fuel oil and refined fuels amounted to 44.0 million gallons during the second quarter of fiscal 2007 compared to 54.7 million gallons in the prior year quarter, a decrease of 10.7 million gallons, or 19.6%. Lower volumes in our fuel oil and refined fuels segment were attributable to our decision to exit certain lower margin diesel and gasoline businesses combined with the impact of customer conservation from continued high energy prices. Our decision to exit the majority of our low sulfur diesel and gasoline businesses resulted in a reduction in volumes in the fuel oil and refined fuels segment of approximately 4.7 million gallons, or 43.9% of the total volume decline, in the second quarter of fiscal 2007 compared to the prior year quarter. Average selling prices in our fuel oil and refined fuels segment increased approximately 3.5% in the second quarter of fiscal 2007 compared to the prior year quarter. The average posted price of fuel oil during the second quarter of fiscal 2007 decreased approximately 5.1% compared to the average posted prices in the prior year quarter.

Revenues in our natural gas and electricity segment decreased $9.7 million, or 20.9%, to $36.5 million for the three months ended March 31, 2007 compared to $46.1 million in the prior year quarter as a result of lower electricity and natural gas volumes and lower average selling prices for natural gas. Revenues in our HVAC segment decreased 34.6% to $14.7 million in the second quarter of fiscal 2007 from $22.4 million in the prior year quarter as a result of the decision during the third quarter of fiscal 2006 to reorganize the HVAC segment and to reduce the level of HVAC installation activities. The focus of our ongoing service offerings will be in support of our existing core commodity segments, thus reducing overall HVAC segment revenues.

Cost of Products Sold

	Three Months Ended
(Dollars in thousands)	March 31, 2007	March 25, 2006	Decrease	Percent Decrease
Cost of products sold
Propane	$214,477	$221,585	$(7,108)	(3.2%)
Fuel oil and refined fuels	77,761	100,380	(22,619)	(22.5%)
Natural gas and electricity	29,769	37,255	(7,486)	(20.1%)
HVAC	4,408	8,511	(4,103)	(48.2%)
All other	932	1,125	(193)	(17.2%)
Total cost of products sold	$327,347	$368,856	$(41,509)	(11.3%)
As a percent of total revenues	58.9%	62.4%

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

Cost of products sold decreased $41.5 million, or 11.3%, to $327.3 million for the three months ended March 31, 2007 compared to $368.9 million in the prior year quarter. The decrease results primarily from the lower sales volumes described above combined with lower commodity prices for fuel oil and natural gas. Cost of products sold in the fiscal 2007 second quarter included a $6.6 million unrealized (non-cash) loss ($2.3 million included within the propane segment and $4.3 million included in the fuel oil and refined fuels segment) representing the net change in the fair value of derivative instruments during the period, compared to a $0.6 million unrealized (non-cash) loss (all of which was included in the fuel oil and refined fuels segment) in the prior year quarter resulting in an $6.0 million increase in cost of products sold for the three months ended March 31, 2007 compared to the prior year quarter (see Item 3 in this Quarterly Report for information on our policies regarding the accounting for derivative instruments).

Cost of products sold associated with the distribution of propane and related activities of $214.5 million decreased $7.1 million, or 3.2%, compared to the prior year quarter. Lower propane volumes resulted in a $2.4 million decrease in cost of products sold during the second quarter of fiscal 2007 compared to the prior year quarter. Higher average propane costs resulted in an increase of $0.1 million during the second quarter of fiscal 2007 compared to the prior year quarter. Lower wholesale and risk management activities, noted above, decreased cost of products sold by $7.3 million compared to the prior year quarter.

Cost of products sold associated with our fuel oil and refined fuels segment of $77.8 million decreased $22.6 million, or 22.5%, compared to the prior year quarter. Lower sales volumes resulted in a $19.5 million decrease in cost of products sold during the second quarter of fiscal 2007 compared to the prior year quarter, and lower product costs from lower commodity prices and the favorable market factors, described above, impacting our supply and risk management activities had an impact of $6.9 million compared to the prior year quarter. Cost of products sold as a percentage of revenues in our fuel oil and refined fuels segment decreased from 75.2% during the second quarter of fiscal 2006 to 69.9% in the second quarter of fiscal 2007 primarily as a result of the aforementioned improvement in product mix resulting from our exit of certain lower margin diesel and gasoline businesses.

The decrease in revenues attributable to our natural gas and electricity segment had a $7.5 million impact on cost of products sold for the three months ended March 31, 2007 compared to the prior year quarter. Cost of products sold in our HVAC segment declined $4.1 million, or 48.2%, as a result of lower revenues.

For the quarter ended March 31, 2007, total cost of products sold represented 58.9% of revenues compared to 62.4% in the prior year quarter. This decrease results primarily from the efforts we have taken to eliminate lower margin business in the propane and refined fuels segments, as well as from additional margin opportunities from our wholesale and risk management activities during the second quarter of fiscal 2007 arising from the declining commodities markets.

Operating Expenses

	Three Months Ended
(Dollars in thousands)	March 31, 2007	March 25, 2006	Decrease	Percent Decrease
Operating expenses	$88,848	$99,527	$(10,679)	(10.7%)
As a percent of total revenues	16.0%	16.8%

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

Operating expenses of $88.8 million for the three months ended March 31, 2007 decreased $10.7 million, or 10.7%, compared to $99.5 million in the prior year quarter, primarily from the benefits of our field realignment efforts which began during the fourth quarter of fiscal 2005 and continued throughout fiscal 2006, as well as from the steps taken in the second half of fiscal 2006 to restructure our HVAC segment. These efforts have significantly restructured our operating footprint and reduced our cost structure through the elimination of nearly 500 positions, as well as through the creation of routing efficiencies which has allowed us to reduce our fleet by nearly 850 vehicles. As a result, payroll and benefit related expenses declined $5.0 million, vehicle expense decreased $3.1 million and savings in other operating expenses were $3.6 million, partially offset by an increase in variable compensation of $3.6 million in line with increased earnings. In addition, bad debt expense decreased $2.6 million.

General and Administrative Expenses

	Three Months Ended
(Dollars in thousands)	March 31, 2007	March 25, 2006	Decrease	Percent Decrease
General and administrative expenses	$15,693	$17,114	$(1,421)	(8.3%)
As a percent of total revenues	2.8%	2.9%

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

General and administrative expenses of $15.7 million for the three months ended March 31, 2007 decreased $1.4 million, or 8.3%, compared to $17.1 million during the prior year quarter. The decrease was primarily attributable to $1.1 million lower payroll and benefit related expenses, $0.4 million lower professional services fees, and a decrease of $1.2 million in other general and administrative expenses, offset by $1.3 million higher variable compensation in line with improved earnings.

Restructuring and Other Costs.    For the three months ended March 31, 2007, we recorded a restructuring charge of $1.1 million related primarily to severance and other employee benefits. As of March 31, 2007, the majority of severance and other benefit related payments associated with our field and HVAC reorganization were incurred and charged against the restructuring reserve.

Depreciation and Amortization

	Three Months Ended
(Dollars in thousands)	March 31, 2007	March 25, 2006	Decrease	Percent Decrease
Depreciation and amortization	$7,570	$8,898	$(1,328)	(14.9%)
As a percent of total revenues	1.4%	1.5%

Depreciation and amortization expense decreased $1.3 million, or 14.9%, to $7.6 million for the three months ended March 31, 2007, compared to $8.9 million in the prior year quarter as a result of lower depreciation attributable to asset retirements.

Interest Expense, net

	Three Months Ended
(Dollars in thousands)	March 31, 2007	March 25, 2006	Decrease	Percent Decrease
Interest expense, net	$9,322	$10,939	$(1,617)	(14.8%)
As a percent of total revenues	1.7%	1.9%

Net interest expense decreased $1.6 million, or 14.8%, to $9.3 million for the three months ended March 31, 2007, compared to $10.9 million in the prior year quarter. During the second quarter of fiscal 2007, there were no borrowings under our working capital facility as seasonal working capital needs have been funded through improved cash flow and cash on hand at the end of the first quarter of fiscal 2007, resulting in lower interest expense. In the prior year second quarter, we ended the quarter with $21.8 million outstanding under our working capital facility.

Net Income and EBITDA.    Net income for the three months ended March 31, 2007 amounted to $105.9 million, an improvement of $21.9 million, or 26.1%, compared to the prior year quarter net income of $84.0 million. EBITDA also improved to $123.1 million for the three months ended March 31, 2007 compared to an EBITDA (as defined below) in the prior year quarter of $103.9 million. Our net income and EBITDA improved, despite lower sales volumes in all operating segments, primarily as a result of our efforts to streamline the operating footprint, implement operating efficiencies and identify cost savings opportunities from our internal focus on our field realignment, as well as from increased margins from an improved customer mix. Also, additional margin opportunities from supply and risk management activities contributed to the improved operating results.

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

The following table sets forth (i) our calculations of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities:

	Three Months Ended
(Dollars in thousands)	March 31, 2007	March 25, 2006
Net income	$105,860	$84,029
Add:
Provision for income taxes	378	83
Interest expense, net	9,322	10,939
Depreciation and amortization	7,570	8,898
EBITDA	123,130	103,949
Add/(subtract):
Provision for income taxes	(378)	(83)
Interest expense, net	(9,322)	(10,939)
Compensation cost recognized under Restricted Unit Plan	(137)	561
Gain on disposal of property, plant and equipment, net	(1,815)	(577)
Gain on exchange of customer service centers	—	—
Changes in working capital and other assets and liabilities	(24,358)	(29,143)
Net cash provided by/(used in)
Operating activities	$87,120	$63,768
Investing activities	$(2,048)	$(3,303)
Financing activities	$(22,464)	$(60,411)

Six Months Ended March 31, 2007 Compared to Six Months Ended March 25, 2006

Revenues

	Six Months Ended
(Dollars in thousands)	March 31, 2007	March 25, 2006	Decrease	Percent Decrease
Revenues
Propane	$679,122	$696,902	$(17,780)	(2.6%)
Fuel oil and refined fuels	180,085	238,872	(58,787)	(24.6%)
Natural gas and electricity	59,200	84,054	(24,854)	(29.6%)
HVAC	33,130	53,643	(20,513)	(38.2%)
All other	3,568	4,935	(1,367)	(27.7%)
Total revenues	$955,105	$1,078,406	$(123,301)	(11.4%)

Total revenues decreased $123.3 million, or 11.4%, to $955.1 million for the six months ended March 31, 2007 compared to $1,078.4 million for the six months ended March 25, 2006, as a result of lower volumes across all business segments, offset to an extent by higher average selling prices. Volumes in our propane, fuel oil and refined fuels and natural gas and electricity segments were lower during the first six months of fiscal 2007 compared to the similar period of the prior year primarily due to the efforts to improve our customer mix by exiting certain lower margin businesses and overall customer conservation due to continued high energy prices. A concentration of colder temperatures in our second quarter offset a portion of the negative effect of unseasonably warmer weather during our first quarter. Average temperatures in our service territories were 94% of normal for the six months ended March 31, 2007 compared to 91% of normal temperatures in the prior year period.

Revenues from the distribution of propane and related activities of $679.1 million for the six months ended March 31, 2007 decreased $17.8 million, or 2.6%, compared to $696.9 million for the six months ended March 25, 2006, primarily due to lower volumes, offset to an extent by slightly higher average selling prices. Retail propane gallons sold in the first half of fiscal 2007 decreased 14.1 million gallons, or 4.7%, to 288.6 million gallons from 302.7 million gallons in the first half of the prior year. Propane volumes sold were negatively affected by the impact of customer conservation efforts due to continued high energy prices and our effort to focus on higher margin residential customers. The average posted price of propane during the six months ended March 31, 2007 decreased approximately 4.4% compared to the average posted prices in the prior year period. However, average propane selling prices in the first half of fiscal 2007 increased approximately 4.7% compared to the prior year period as a result of a higher concentration of residential volumes, as well as continued improvements by our field personnel in managing pricing. Additionally, included within the propane segment are revenues from wholesale and risk management activities of $34.0 million for the six months ended March 31, 2007 which decreased $14.1 million compared to the prior year period.

Revenues from the distribution of fuel oil and refined fuels of $180.1 million for the six months ended March 31, 2007 decreased $58.8 million, or 24.6%, from $238.9 million in the prior year period. Sales of fuel oil and refined fuels amounted to 72.5 million gallons during the first half 2007 compared to 98.5 million gallons in the first half of the prior year, a decrease of 26.0 million gallons, or 26.4%. Lower volumes in our fuel oil and refined fuels segment were attributable primarily to our decision to exit certain lower margin diesel and gasoline businesses combined with the impact of customer conservation, offset to an extent by slightly colder average temperatures. Our decision to exit the majority of our low sulfur diesel and gasoline businesses resulted in a reduction in volumes in the fuel oil and refined fuels segment of approximately 11.8 million gallons, or 45.4% of the total volume decline, in the first half of fiscal 2007 compared to the prior year period. Average selling prices in our fuel oil and refined fuels segment increased approximately 2.4% compared to the prior year period as a result of an improved customer mix from our decreased emphasis on lower priced diesel and gasoline businesses, offset by lower commodity prices. The average posted price of fuel oil during the first six months of fiscal 2007 decreased approximately 5.3% compared to the average posted prices in the corresponding prior year period.

Revenues in our natural gas and electricity segment decreased $24.9 million, or 29.6%, to $59.2 million for the six months ended March 31, 2007 compared to $84.1 million in the prior year period as a result of lower electricity and natural gas volumes coupled with lower average selling prices in line with declining commodity prices. Revenues in our HVAC segment decreased 38.2% to $33.1 million in the first half of fiscal 2007 from $53.6 million in the prior year period as a result of the decision during the third quarter of fiscal 2006 to reorganize the HVAC segment and to reduce the level of HVAC installation activities.

Cost of Products Sold

	Six Months Ended
(Dollars in thousands)	March 31, 2007	March 25, 2006	Decrease	Percent Decrease
Cost of products sold
Propane	$372,950	$411,596	$(38,646)	(9.4%)
Fuel oil and refined fuels	125,218	179,050	(53,832)	(30.1%)
Natural gas and electricity	48,073	71,223	(23,150)	(32.5%)
HVAC	10,085	20,347	(10,262)	(50.4%)
All other	1,895	2,483	(588)	(23.7%)
Total cost of products sold	$558,221	$684,699	$(126,478)	(18.5%)
As a percent of total revenues	58.4%	63.5%

Cost of products sold decreased $126.5 million, or 18.5%, to $558.2 million for the six months ended March 31, 2007 compared to $684.7 million in the prior year period. The decrease results primarily from the lower sales volumes described above combined with lower commodity prices for all products. Cost of products sold in the fiscal 2007 first half included a $7.6 million unrealized (non-cash) loss ($2.0 million included within the propane segment and $5.6 million included in the fuel oil and refined fuels segment) representing the net change in the fair value of derivative instruments during the period, compared to a $6.5 million unrealized (non-cash) gain (all of which was included in the fuel oil and refined fuels segment) in the prior year period resulting in an $14.1 million increase in cost of products sold for the six months ended March 31, 2007 compared to the corresponding period of the prior year (see Item 3 in this Quarterly Report for information on our policies regarding the accounting for derivative instruments).

Cost of products sold associated with the distribution of propane and related activities of $373.0 million decreased $38.6 million, or 9.4%, compared to the prior year period. Lower propane volumes resulted in a $17.0 million decrease in cost of products sold during the first half of fiscal 2007 compared to the prior year period, along with decreased propane product costs which had an impact of $8.1 million. Lower wholesale and risk management activities, noted above, decreased cost of products sold by $15.4 million compared to the prior year period.

Cost of products sold associated with our fuel oil and refined fuels segment of $125.2 million for the six months ended March 31, 2007 decreased $53.8 million, or 30.1%, compared to the prior year period. Lower sales volumes resulted in a $49.0 million decrease in cost of products sold during the first half of fiscal 2007 compared to the prior year period. In addition, lower product costs from lower commodity prices and the favorable market factors impacting our supply and risk management activities, described above, had an impact of $16.9 million compared to the first six months of the prior year. Cost of products sold as a percentage of revenues in our fuel oil and refined fuels segment decreased from 75.0% during the first half of fiscal 2006 to 69.5% for the first six months of fiscal 2007 primarily as a result of the aforementioned improvement in product mix resulting from our exit from certain lower margin diesel and gasoline businesses.

The decrease in revenues attributable to our natural gas and electricity segment had a $23.2 million impact on cost of products sold for the six months ended March 31, 2007 compared to the first half of the prior year. Cost of products sold in our HVAC segment declined $10.3 million, or 50.4%, as a result of lower revenues.

For the six months ended March 31, 2007, total cost of products sold represented 58.4% of revenues compared to 63.5% for the prior year period. This decrease results primarily from the efforts we have taken to eliminate lower margin business in the propane and refined fuels segments, as well as from additional margin opportunities from our wholesale and risk management activities during the first half of fiscal 2007 arising from the declining commodities markets.

Operating Expenses

	Six Months Ended
(Dollars in thousands)	March 31, 2007	March 25, 2006	Decrease	Percent Decrease
Operating expenses	$172,908	$199,788	$(26,880)	(13.5%)
As a percent of total revenues	18.1%	18.5%

Operating expenses of $172.9 million for the six months ended March 31, 2007 decreased $26.9 million, or 13.5%, compared to $199.8 million in the prior year period, primarily from the benefits of the full-year effect of our field realignment efforts which began during the fourth quarter of fiscal 2005 and continued throughout fiscal 2006, as well as from the steps taken in the second half of fiscal 2006 to restructure our HVAC segment. As a result, payroll and benefit related expenses declined $13.9 million, vehicle expense decreased by $3.4 million and savings in other operating expenses were $8.7 million, partially offset by an increase in variable compensation of $2.3 million in line with increased earnings. In addition, bad debt expense decreased $3.2 million.

General and Administrative Expenses

	Six Months Ended
(Dollars in thousands)	March 31, 2007	March 25, 2006	Decrease	Percent Decrease
General and administrative expenses	$28,595	$31,330	$(2,735)	(8.7%)
As a percent of total revenues	3.0%	2.9%

General and administrative expenses of $28.6 million for the six months ended March 31, 2007 decreased $2.7 million, or 8.7%, compared to $31.3 million during the prior year period. The decrease was primarily attributable to $3.2 million lower professional services fees, offset by higher variable compensation in line with improved earnings. In addition, general and administrative expenses for the six months ended March 31, 2007 included a $2.0 million gain from our recovery of a substantial portion of legal fees previously incurred in connection with our successful defense of a matter following the 1999 acquisition of certain propane assets from SCANA in North and South Carolina (see Note 10).

Restructuring and Other Costs.    For the six months ended March 31, 2007, we recorded a restructuring charge of $1.5 million related primarily to employee termination costs.

Depreciation and Amortization

	Six Months Ended
(Dollars in thousands)	March 31, 2007	March 25, 2006	Decrease	Percent Decrease
Depreciation and amortization	$14,706	$17,109	$(2,403)	(14.0%)
As a percent of total revenues	1.5%	1.6%

Depreciation and amortization expense decreased $2.4 million, or 14.0%, to $14.7 million for the six months ended March 31, 2007, compared to $17.1 million in the prior year period as a result of lower depreciation attributable to asset retirements.

Interest Expense, net

	Six Months Ended
(Dollars in thousands)	March 31, 2007	March 25, 2006	Decrease	Percent Decrease
Interest expense, net	$18,538	$21,506	$(2,968)	(13.8%)
As a percent of total revenues	1.9%	2.0%

Net interest expense decreased $3.0 million, or 13.8%, to $18.5 million for the six months ended March 31, 2007, compared to $21.5 million for the six months ended March 25, 2006. During the first half of fiscal 2007, there were no borrowings under our working capital facility as seasonal working capital needs have been funded through improved cash flow and cash on hand at the end of fiscal 2006, resulting in lower interest expense. In the prior year period, average borrowings under our working capital facility amounted to $24.3 million with a peak borrowing level of $84.0 million.

Net Income and EBITDA.    Net income for the six months ended March 31, 2007 amounted to $160.5 million, an improvement of $38.3 million, or 31.3%, compared to the prior year period net income of $122.2 million. EBITDA also improved to $194.9 million for the six months ended March 31, 2007 compared to an EBITDA (as defined below) in the prior year period of $161.1 million. Our net income and EBITDA improved, despite lower sales volumes in all operating segments, primarily as a result of our efforts to streamline the operating footprint, implement operating efficiencies and identify cost savings opportunities from our internal focus on our field realignment as well as from increased margins from an improved customer mix. Also, additional margin opportunities from supply and risk management activities contributed to the improved operating results.

The following table sets forth (i) our calculations of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities:

	Six Months Ended
(Dollars in thousands)	March 31, 2007	March 25, 2006
Net income	$160,514	$122,244
Add:
Provision for income taxes	1,140	233
Interest expense, net	18,538	21,506
Depreciation and amortization	14,706	17,109
EBITDA	194,898	161,092
Add/(subtract):
Provision for income taxes	(1,140)	(233)
Interest expense, net	(18,538)	(21,506)
Compensation cost recognized under Restricted Unit Plan	1,160	1,176
Gain on disposal of property, plant and equipment, net	(2,062)	(621)
Gain on exchange of customer service centers	(1,002)	—
Changes in working capital and other assets and liabilities	(92,089)	(85,072)
Net cash provided by/(used in)
Operating activities	$81,227	$54,836
Investing activities	$(8,711)	$(9,241)
Financing activities	$(44,101)	$(43,323)

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities.    Due to the seasonal nature of the propane and fuel oil businesses, cash flows from operating activities are greater during the winter and spring seasons (our second and third fiscal quarters) as customers pay for products purchased during the heating season. For the six months ended March 31, 2007, net cash provided by operating activities was $81.2 million compared to net cash provided by operating activities of $54.8 million for the first half of the prior year. The $26.4 million improvement in operating cash flows was attributable to a $33.4 million increase in earnings, after adjusting for non-cash items in both periods (depreciation, amortization and gains on disposal of assets), partially offset by a $7.0 million increased investment in working capital in comparison to the first half of the prior year.

On April 26, 2007, we announced our plan to make a voluntary cash contribution of approximately $25.0 million to our defined benefit pension plan in order to fully fund our accumulated benefit obligation, thus substantially reducing, if not eliminating, all future funding requirements. We expect to make this voluntary contribution during our third quarter of fiscal 2007 from cash on hand.

Investing Activities.    Net cash used in investing activities of $8.7 million for the six months ended March 31, 2007 consists of capital expenditures of $13.2 million (including $4.0 million for maintenance expenditures and $9.2 million to support the growth of operations), partially offset by the net proceeds from the sale of property, plant and equipment of $4.5 million. Net cash used in investing activities of $9.2 million for the six months ended March 25, 2006 consisted of capital expenditures of $10.9 million (including $4.1 million for maintenance expenditures and $6.8 million to support growth of operations), partially offset by the net proceeds from the sale of property, plant and equipment of $1.6 million.

Financing Activities.    Net cash used in financing activities for the six months ended March 31, 2007 of $44.1 million reflects quarterly distributions to Common Unitholders at a rate of

$0.6625 per Common Unit paid in respect of the fourth quarter of fiscal 2006 and $0.6875 per Common Unit paid in respect of the first quarter of fiscal 2007. Net cash provided by financing activities for the six months ended March 25, 2006 of $43.3 million reflected the repayment of short-term borrowings of $5.0 million under our Revolving Credit Agreement and quarterly distributions of $38.3 million to Common Unitholders and the General Partner at a rate of $0.6125 per Common Unit in respect of the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

Our long-term borrowings and revolving credit lines consist of $423.4 million in 6.875% senior notes due December 2013 (the ‘‘2003 Senior Notes’’) and a Revolving Credit Agreement at the Operating Partnership level which provides a five-year $125.0 million term loan due March 31, 2010 (the ‘‘Term Loan’’) and a separate working capital facility which provides available credit up to $175.0 million. There were no outstanding borrowings under the working capital facility as of March 31, 2007. We have standby letters of credit issued under the working capital facility of the Revolving Credit Agreement in the aggregate amount of $51.0 million in support of retention levels under our self-insurance programs and certain lease obligations. Therefore, as of March 31, 2007 we had available borrowing capacity of $124.0 million under the working capital facility of the Revolving Credit Agreement. Additionally, under the third amendment to the Revolving Credit Agreement our Operating Partnership is authorized to incur additional indebtedness of up to $10.0 million in connection with capital leases and up to $20.0 million in short-term borrowings during the period from December 1 to April 1 in each fiscal year in order to meet working capital needs during periods of peak demand, if necessary. Because of our operating results and cash flow, we did not make any such short-term borrowings during fiscal 2007.

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

Under the Revolving Credit Agreement, our Operating Partnership must maintain a leverage ratio (the ratio of total debt to EBITDA) of less than 4.0 to 1 and an interest coverage ratio (the ratio of EBITDA to interest expense) of greater than 2.5 to 1 at the Partnership level. The Revolving Credit Agreement and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to our Operating Partnership and us, respectively. These covenants include (i) restrictions on the incurrence of additional indebtedness and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. We were in compliance with all covenants and terms of all of our debt agreements as of March 31, 2007.

Partnership Distributions

We are required to make distributions in an amount equal to all of our Available Cash, as defined in the Third Amended and Restated Partnership Agreement, approximately 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. Available Cash, as defined in the Partnership Agreement, generally means all cash on hand at the end of the respective fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. These reserves are retained for the proper conduct of our business, the payment of debt principal and interest and for distributions during the next four quarters. The Board of Supervisors reviews the level of Available Cash on a quarterly basis based upon information provided by management. As a result of the GP Exchange Transaction, all IDRs held by the General Partner have been cancelled and the General Partner is not entitled to receive any cash distributions in respect of its general partner interests. Accordingly, beginning with the quarterly distribution paid on November 14, 2006 in respect of the fourth quarter of fiscal 2006, 100% of all cash distributions are paid to the holders of Common Units, including the 2,300,000 Common Units issued in the GP Exchange Transaction.

On April 26, 2007, we announced a quarterly distribution of $0.70 per Common Unit, or $2.80 on an annualized basis, in respect of the second quarter of fiscal 2007 payable on May 15, 2007 to holders of record on May 8, 2007. This quarterly distribution included an increase of $0.0125 per Common Unit, or $0.05 per Common Unit on an annualized basis, representing the thirteenth increase since our recapitalization in 1999 and a 14% increase in the quarterly distribution rate since the second quarter of the prior year.

Debt Obligations and Other Commitments

The following table presents short-term and long-term debt obligations, cash interest and future minimum rental commitments due under noncancelable operating lease agreements as of March 31, 2007. For purposes of determining cash interest due under the Term Loan, a variable interest debt instrument, we have used the interest rate in effect as of March 31, 2007, taking into consideration the impact of the interest rate swap described above.

	Payments due by period
(Dollars in thousands)	Remainder of Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011 and thereafter	Total
Short-term and long-term debt	$—	$—	$—	$125,000	$423,421	$548,421
Future interest payments	16,959	38,619	38,619	36,269	102,266	232,732
Operating leases	8,981	12,632	8,861	6,178	6,751	43,403
Total debt obligations, cash interest and lease commitments	$25,940	$51,251	$47,480	$167,447	$532,438	$824,556

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. At March 31, 2007, we had accrued pension obligations of $33.0 million. On April 26, 2007, we announced our plan to make a voluntary cash contribution of approximately $25.0 million to our defined benefit pension plan in order to fully fund our estimated accumulated benefit obligation, thus substantially reducing, if not eliminating, our future funding requirements. We expect to make this voluntary contribution during our third quarter of fiscal 2007 from cash on hand. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000. At March 31, 2007, we had accrued retiree health and life benefits of $29.9 million.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At March 31, 2007, we had accrued insurance liabilities of $36.2 million, net of a $16.7 million asset related to the amount of the liability expected to be covered by insurance carriers. Additionally, we have standby letters of credit in the aggregate amount of $51.0 million, in support of our casualty insurance coverage and certain lease obligations, which expire periodically through April 15, 2008.

Additionally, we have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2014. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the difference. Although the equipment’s fair value at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $14.5 million. Of this amount, the fair value of residual value guarantees for operating leases entered into after December 31, 2002 were $9.4 million and $8.3 million as of March 31, 2007 and September 30, 2006, respectively, which is reflected in other liabilities, with a corresponding amount included within other assets in the accompanying condensed consolidated balance sheets.

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (‘‘SFAS 159’’). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which is the beginning of our 2009 fiscal year. We are currently in the process of evaluating the impact that SFAS 159 may have on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 103 and 132R’’ (‘‘SFAS 158’’). SFAS 158 requires companies to recognize the funded status of pension and other postretirement benefit plans on sponsoring employers’ balance sheets and to recognize changes in the funded status in the year the changes occur. It also requires the measurement date of plan assets and obligations to occur at the end of the employers’ fiscal year. SFAS 158 is effective as of the end of our fiscal 2007. Based on our funded status and the consolidated balance sheet recognition as of September 30, 2006 (as disclosed in Note 12 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006), adoption of SFAS 158 is not expected to have a significant impact on our consolidated financial position since the accrued pension liability already reflects the funded status of the defined benefit pension plan. The actual impact from the adoption of SFAS 158 on the consolidated financial statements for the year ending September 29, 2007 will differ due to changes in economic assumptions such as discount rates, measurement of fair values of plan assets, other possible changes in actuarial assumptions that may occur in connection with the upcoming fiscal 2007 measurement date, as well as from the voluntary contribution to be made during the third quarter of fiscal 2007.

Also in September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. Like SFAS 159 above, SFAS 157 will be effective for fiscal years beginning after November 15, 2007, which is the beginning of our 2009 fiscal year. We are currently in the process of evaluating the impact that SFAS 157 may have on our consolidated financial position, results of operations and cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be our 2008 fiscal year beginning September 30, 2007. We are currently in the process of assessing the impact that FIN 48 will have on our consolidated financial statements and currently do not expect that adoption of FIN 48 will have a material impact on our financial position, results of operation or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2007, we were a party to exchange-traded futures and option contracts, forward contracts and in certain instances, over-the-counter options (collectively ‘‘derivative instruments’’) to manage the price risk associated with future purchases of the commodities used in our operations, principally propane and fuel oil. Futures and forward contracts require that we sell or acquire propane or fuel oil at a fixed price at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane or fuel oil at a specified price during a specified time period. However, the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of the product to the respective party or are settled by the payment of a net amount equal to the difference between the then current price and the fixed contract price. The contracts are entered into in anticipation of market movements and to manage and hedge exposure to fluctuating prices of propane and fuel oil, as well as to ensure the availability of product during periods of high demand.

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

Interest Rate Risk

A portion of our long-term borrowings bear interest at a variable rate based upon either LIBOR or Wachovia National Bank’s prime rate, plus an applicable margin depending on the level of our total leverage. Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. On March 31, 2005, we entered into a $125.0 million interest rate swap contract in conjunction with the Term Loan facility under the Revolving Credit Agreement. The interest rate swap is being accounted for under SFAS 133 and has been designated as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized in other comprehensive income until the hedged item is recognized in earnings. At March 31, 2007, the fair value of the interest rate swap was $0.7 million representing an unrealized gain and is included within other assets.

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

At March 31, 2007, the fair value of derivative instruments described above resulted in derivative liabilities (unrealized losses) of $0.4 million included within other current liabilities. Cost of products sold included unrealized (non-cash) losses in the amount of $6.6 and $7.6 million for the three and six months ended March 31, 2007 compared to unrealized (non-cash) losses of $0.6 million for the three months ended March 25, 2006 and unrealized (non-cash) gains of $6.5 million for the six months ended March 25, 2006, attributable to the change in fair value of derivative instruments not designated as cash flow hedges.

Sensitivity Analysis

In an effort to estimate our exposure to unfavorable market price changes in propane or fuel oil, a sensitivity analysis of open positions as of March 31, 2007 was performed. Based on this analysis, a hypothetical 10% adverse change in market prices for each of the future months for which a futures, forward and/or option contract exists indicates either a reduction in potential future gains or potential losses in future earnings of $1.5 million as of March 31, 2007. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of March 31, 2007. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of March 31, 2007, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

(b)    There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Release and Waiver of All Claims, dated April 3, 2007, between Suburban Propane, L.P. and Dennis W. Trautman.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Vice President and Chief Financial Officer.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of the Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUBURBAN PROPANE PARTNERS, L.P.

May 10, 2007	By:	/s/ ROBERT M. PLANTE
Date		Robert M. Plante Vice President and Chief Financial Officer
May 10, 2007	By:	/s/ MICHAEL A. STIVALA
Date		Michael A. Stivala Controller and Chief Accounting Officer