Form 10-Q
period 2007-06-30
SUBURBAN PROPANE PARTNERS LP
filed 2007-08-09
CIK 1005210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

    Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2007	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$106,921	$60,571
Accounts receivable, less allowance for doubtful accounts of $5,909 and $5,530, respectively	80,140	78,547
Inventories	58,926	79,418
Prepaid expenses and other current assets	23,036	16,815
Total current assets	269,023	235,351
Property, plant and equipment, net	385,766	390,383
Goodwill	281,359	281,359
Other intangible assets, net	18,807	18,098
Other assets	29,372	28,695
Total assets	$984,327	$953,886
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$49,715	$57,372
Accrued employment and benefit costs	37,034	35,510
Accrued insurance	14,040	7,360
Customer deposits and advances	27,365	62,630
Accrued interest	1,243	8,371
Other current liabilities	14,600	21,373
Total current liabilities	143,997	192,616
Long-term borrowings	548,479	548,304
Postretirement benefits obligation	26,637	27,759
Accrued insurance	37,414	38,053
Accrued pension liability	14,014	31,086
Other liabilities	15,889	15,367
Total liabilities	786,430	853,185

Commitments and contingencies

Partners’ capital:
Common Unitholders (32,674 and 30,314 units issued and outstanding at June 30, 2007 and September 30, 2006, respectively)	262,692	170,151
General Partner	—	(1,969)
Deferred compensation	(5,660)	(5,704)
Common Units held in trust, at cost	5,660	5,704
Accumulated other comprehensive loss	(64,795)	(67,481)
Total partners’ capital	197,897	100,701
Total liabilities and partners’ capital	$984,327	$953,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended
	June 30,	June 24,
	2007	2006
Revenues
Propane	$189,668	$198,505
Fuel oil and refined fuels	49,021	66,540
Natural gas and electricity	20,182	19,662
HVAC	11,662	16,540
All other	1,817	2,751
	272,350	303,998
Costs and expenses
Cost of products sold	167,224	192,017
Operating	77,439	88,183
General and administrative	12,587	13,778
Restructuring charges	—	2,930
Depreciation and amortization	7,431	7,756
	264,681	304,664
Income (loss) before interest expense and provision for income taxes	7,669	(666)
Interest expense, net	8,623	9,686
Loss before provision for income taxes	(954)	(10,352)
Provision for income taxes	389	121
Loss from continuing operations	(1,343)	(10,473)
Discontinued operations:
Gain on sale of customer service center	203	—
Net loss	$(1,140)	$(10,473)
General Partner’s interest in net loss	—	(391)
Limited Partners’ interest in net loss	$(1,140)	$(10,082)

Loss per Common Unit – basic
Loss from continuing operations	$(0.04)	$(0.33)
Discontinued operations	0.01	—
Net loss	$(0.03)	$(0.33)
Weighted average number of Common Units outstanding – basic	32,674	30,314
Loss per Common Unit – diluted
Loss from continuing operations	$(0.04)	$(0.33)
Discontinued operations	0.01	—
Net loss	$(0.03)	$(0.33)
Weighted average number of Common Units outstanding – diluted	32,674	30,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Nine Months Ended
	June 30,	June 24,
	2007	2006
Revenues
Propane	$868,790	$895,407
Fuel oil and refined fuels	229,106	305,412
Natural gas and electricity	79,382	103,716
HVAC	44,792	70,183
All other	5,385	7,686
	1,227,455	1,382,404
Costs and expenses
Cost of products sold	725,445	876,716
Operating	248,862	287,971
General and administrative	42,667	45,108
Restructuring charges and severance costs	1,485	4,427
Depreciation and amortization	22,137	24,865
	1,040,596	1,239,087
Income before interest expense and provision for income taxes	186,859	143,317
Interest expense, net	27,161	31,192
Income before provision for income taxes	159,698	112,125
Provision for income taxes	1,529	354
Income from continuing operations	158,169	111,771
Discontinued operations:
Gain on exchange/sale of customer service centers	1,205	—
Net income	$159,374	$111,771
General Partner’s interest in net income	—	3,511
Limited Partners’ interest in net income	$159,374	$108,260

Income per Common Unit – basic
Income from continuing operations	$4.86	$3.37
Discontinued operations	0.04	—
Net income	$4.90	$3.37
Weighted average number of Common Units outstanding – basic	32,514	30,309
Income per Common Unit – diluted
Income from continuing operations	$4.84	$3.35
Discontinued operations	0.04	—
Net income	$4.88	$3.35
Weighted average number of Common Units outstanding – diluted	32,675	30,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	June 30, 2007	June 24, 2006
Cash flows from operating activities:
Net income	$159,374	$111,771
Adjustments to reconcile net income to net cash provided by operations:
Depreciation expense	20,459	22,802
Amortization of intangible assets	1,678	2,063
Amortization of debt origination costs	996	992
Compensation cost recognized under Restricted Unit Plan	2,109	1,648
Amortization of discount on long-term borrowings	175	175
Gain on exchange/sale of customer service centers	(1,205)	—
Gain on disposal of property, plant and equipment, net	(2,401)	(1,189)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,445)	3,944
Decrease in inventories	20,471	8,589
(Increase) decrease in prepaid expenses and other current assets	(6,873)	15,272
(Decrease) in accounts payable	(7,731)	(17,715)
Increase in accrued employment and benefit costs	1,524	12,018
(Decrease) in accrued interest	(7,128)	(7,579)
(Decrease) in other accrued liabilities	(32,806)	(40,892)
(Increase) in other noncurrent assets	(871)	(2,424)
Increase in other noncurrent liabilities	1,689	11,409
Contribution to defined pension benefit plan	(20,000)	—
Net cash provided by operating activities	128,015	120,884
Cash flows from investing activities:
Capital expenditures	(19,724)	(15,303)
Proceeds from sale of property, plant and equipment	5,032	2,878
Net cash (used in) investing activities	(14,692)	(12,425)
Cash flows from financing activities:
Repayment of short-term borrowings, net	—	(26,750)
Long-term debt repayments	—	(475)
Partnership distributions	(66,973)	(57,769)
Net cash (used in) financing activities	(66,973)	(84,994)
Net increase in cash and cash equivalents	46,350	23,465
Cash and cash equivalents at beginning of period	60,571	14,411
Cash and cash equivalents at end of period	$106,921	$37,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

	Number of Common Units	Common Unitholders	General Partner	Deferred Compensation	Common Units Held in Trust	Accumulated Other Comprehensive (Loss)	Total Partners’ Capital	Comprehensive Income
Balance at September 30, 2006	30,314	$170,151	$(1,969)	$(5,704)	$5,704	$(67,481)	$100,701
Net income		159,374					159,374	$159,374
Other comprehensive income:
Net unrealized gains on cash flow hedges						719	719	719
Reclassification of realized losses on cash flow hedges into earnings						1,967	1,967	1,967
Comprehensive income								$162,060
Partnership distributions		(66,973)					(66,973)
Common Units issued under Restricted Unit Plan	60						—
Common Units issued in exchange of General Partner interest	2,300	80,443					80,443
Exchange and cancellation of General Partner interest		(82,412)	1,969				(80,443)
Common Units distributed from trust				44	(44)		—
Compensation cost recognized under Restricted Unit Plan, net of forfeitures		2,109					2,109
Balance at June 30, 2007	32,674	$262,692	$—	$(5,660)	$5,660	$(64,795)	$197,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)

1.    Partnership Organization and Formation

Suburban Propane Partners, L.P. (the ‘‘Partnership’’) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating, ventilation and air conditioning (‘‘HVAC’’). The limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (‘‘Common Units’’) with 32,674,255 Common Units outstanding at June 30, 2007. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the ‘‘Partnership Agreement’’), adopted on October 19, 2006 following approval by Common Unitholders at the Partnership’s Tri-Annual Meeting. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors, and voting on the removal of the general partner.

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

Derivative Instruments and Hedging Activities.

Commodity Price Risk.    The Partnership enters into a combination of exchange-traded futures and option contracts, forward contracts and, in certain instances, over-the-counter options (collectively, ‘‘derivative instruments’’) to manage the price risk associated with future purchases of the commodities used in its operations, principally propane and fuel oil, as well as to ensure supply during periods of high demand. All of the Partnership’s derivative instruments are reported on the balance sheet, within other current assets or other current liabilities, at their fair values pursuant to Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ as amended by SFAS Nos. 137, 138, 149 and 155 (‘‘SFAS 133’’). In the course of normal operations, the Partnership routinely enters into contracts such as forward priced physical contracts for the purchase or sale of propane and fuel oil that, under SFAS 133, qualify for and are designated as a normal purchase or normal sale contract. Such contracts are exempted from the fair value accounting requirements of SFAS 133 and are accounted for at the time product is purchased or sold under the related contract. The Partnership does not use derivative instruments for speculative trading purposes. Market risks associated with futures, options and forward contracts are monitored daily for compliance with the Partnership’s Hedging and Risk Management Policy which includes volume limits for open positions. Priced on hand inventory is also reviewed and managed daily as to exposures to changing market prices.

On the date that futures, forward and option contracts are entered into, the Partnership makes a determination as to whether the derivative instrument qualifies for designation as a hedge. Changes in the fair value of derivative instruments are recorded each period in current period earnings or other comprehensive income (loss) (‘‘OCI’’), depending on whether a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivative instruments designated as cash flow hedges, the

Partnership formally assesses, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in OCI to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of cash flow hedges used to hedge future purchases are recognized in cost of products sold immediately. Changes in the fair value of derivative instruments that are not designated as cash flow hedges, and that do not meet the normal purchase and normal sale exemption under SFAS 133, are recorded within cost of products sold as they occur.

At June 30, 2007, the fair value of derivative instruments described above resulted in derivative assets of $68 included within prepaid expenses and other current assets and derivative liabilities of $583 included within other current liabilities. Cost of products sold included unrealized (non-cash) losses of $179 and $7,751 for the three and nine months ended June 30, 2007, respectively, and unrealized (non-cash) gains of $1,024 and $7,509 for the three and nine months ended June 24, 2006, respectively, attributable to the change in fair value of derivative instruments not designated as cash flow hedges.

Interest Rate Risk.    A portion of the Partnership’s long-term borrowings bear interest at a variable rate based upon either LIBOR or Wachovia National Bank’s prime rate, plus an applicable margin depending on the level of the Partnership’s total leverage. Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. The Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. On March 31, 2005, the Partnership entered into a $125,000 interest rate swap contract in conjunction with the Term Loan facility under the Revolving Credit Agreement (see Note 8). The interest rate swap is being accounted for under SFAS 133 and the Partnership has designated the interest rate swap as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized in OCI until the hedged item is recognized in earnings. At June 30, 2007, the fair value of the interest rate swap amounted to $1,984 and is included within other assets with a corresponding credit in OCI.

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

3.    Exchange of General Partner’s Interests and Incentive Distribution Rights

On October 19, 2006, following approval by the requisite vote of the Common Unitholders of the Partnership at its 2006 Tri-Annual Meeting held on October 17, 2006, the Partnership consummated the GP Exchange Transaction with its General Partner for the acquisition of the General Partner’s IDRs, as well as the economic interest contained in its general partner interests in both the Partnership and the Operating Partnership, in exchange for 2,300,000 newly issued Common Units having a fair value of approximately $80,443. As a result of the GP Exchange Transaction, the excess of the fair value of the Common Units issued over the $1,969 carrying value of the General Partner interest was recorded as a reduction to the Common Unitholders interest within the condensed consolidated statement of partners’ capital.

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

4.    Restructuring Charges and Severance Costs

During the fourth quarter of fiscal 2005 and throughout fiscal 2006, the Partnership approved and initiated plans of reorganization to realign the field operations in an effort to streamline the operating footprint and to leverage the system infrastructure to achieve additional operational efficiencies and reduce costs, as well as to restructure its HVAC business (collectively, the ‘‘Restructuring’’). As a result of the Restructuring, the Partnership recorded a restructuring charge of $2,150 during the fourth quarter of fiscal 2005 associated with severance and other employee benefits for approximately 85 positions eliminated and in fiscal 2006 recorded additional charges of $5,276 related to severance and other employee benefits for approximately 325 positions eliminated and $800 related to exit costs, primarily lease termination costs, associated with a plan to exit certain activities of the HomeTown Hearth & Grill business included within the all other business segment. During fiscal 2007, payments for severance and other employee costs associated with the Restructuring totaled $1,621 and were charged against the reserves established. As of June 30, 2007, the reserve for severance and other employee benefits has been fully utilized. The remaining reserve consists only of exit costs associated with the HomeTown Hearth & Grill business, which amounted to $442 and is expected to be utilized over the next twelve months.

For the nine months ended June 30, 2007, the Partnership incurred severance charges of $1,485 associated with positions eliminated during fiscal 2007 unrelated to a specific plan of restructuring.

5.    Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	June 30, 2007	September 30, 2006
Propane, fuel oil and refined fuels	$54,600	$72,143
Natural gas	29	1,148
Appliances and related parts	4,297	6,127
	$58,926	$79,418

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

Other intangible assets consist of the following:

	June 30, 2007	September 30, 2006
Customer lists	$22,316	$19,866
Trade names	1,499	1,499
Non-compete agreements	526	986
Other	1,967	1,967
	26,308	24,318
Less: accumulated amortization	7,501	6,220
	$18,807	$18,098

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

Aggregate amortization expense related to other intangible assets for the three and nine months ended June 30, 2007 was $598 and $1,678, respectively, and $549 and $2,063 for the three and nine months ended June 24, 2006, respectively.

Aggregate amortization expense related to other intangible assets for the remainder of fiscal 2007 and for each of the five succeeding fiscal years as of June 30, 2007 is as follows: 2007 – $564; 2008 – $2,224; 2009 – $2,220; 2010 – $2,205; 2011 – $2,205 and 2012 – $1,730.

7.    Income Per Common Unit

Subsequent to the GP Exchange Transaction, computations of earnings per Common Unit are performed in accordance with SFAS No. 128 ‘‘Earnings per Share’’ (‘‘SFAS 128’’). Prior to the GP Exchange Transaction, when the General Partner owned IDRs in the Partnership, computations of earnings per Common Unit were performed in accordance with Emerging Issues Task Force (‘‘EITF’’) consensus 03-6 ‘‘Participating Securities and the Two-Class Method Under FAS 128’’ (‘‘EITF 03-6’’), when applicable. EITF 03-6 requires, among other things, the use of the two-class method of computing earnings per unit when participating securities exist. The two-class method is an earnings allocation formula that computes earnings per unit for each class of Common Unit and participating security according to distributions declared and the participating rights in undistributed earnings, as if all of the earnings were distributed to the limited partners and the general partner (inclusive of the IDRs of the General Partner which were considered participating securities for purposes of the two-class method). Net income was allocated to the Common Unitholders and the General Partner in accordance with their respective Partnership ownership interests, after giving effect to any priority income allocations for incentive distributions allocated to the General Partner. For purposes of the computation of income per Common Unit for the nine months ended June 30, 2007, earnings that would have been allocated to the General Partner for the period prior to the GP Exchange Transaction were not significant.

Basic income per Common Unit for the three and nine months ended June 30, 2007 is computed by dividing net income by the weighted average number of outstanding Common Units. Diluted income per Common Unit for the three and nine months ended June 30, 2007 is computed by dividing net income by the weighted average number of outstanding Common Units and unvested Restricted Units granted under the 2000 Restricted Unit Plan.

Basic income per Common Unit for the nine months ended June 24, 2006 was computed by dividing the limited partners’ share of income, calculated under the two-class method of computing earnings under EITF 03-6, by the weighted average number of outstanding Common Units. Diluted income per Common Unit for the nine months ended June 24, 2006 was computed by dividing the limited partners’ share of income, calculated under the two-class method of computing earnings under EITF 03-6, by the weighted average number of outstanding Common Units and unvested Restricted Units granted under the Partnership’s 2000 Restricted Unit Plan. The requirements of EITF 03-6 do not apply to the computation of earnings per Common Unit in periods in which a net loss is reported and therefore did not have any impact on loss per Common Unit for the three months ended June 24, 2006. For the nine months ended June 24, 2006, the computation of net income per Common Unit under EITF 03-6 resulted in a negative impact of $0.20 per Common Unit compared to the computation under SFAS 128.

In computing diluted income per Common Unit, weighted average units outstanding used to compute basic income per unit were increased by 161,201 and 122,679 units for the nine months ended June 30, 2007 and June 24, 2006, respectively, to reflect the potential dilutive effect of the unvested Restricted Units outstanding using the treasury stock method. Diluted loss per unit for the three months ended June 30, 2007 and June 24, 2006 does not include 205,760 and 146,682 unvested Restricted Units, respectively, as their effect would be anti-dilutive.

8.    Short-Term and Long-Term Borrowings

Short-term and long-term borrowings consist of the following:

	June 30, 2007	September 30, 2006
Senior Notes, 6.875%, due December 15, 2013, net of
unamortized discount of $1,521 and $1,696, respectively	$423,479	$423,304
Term Loan, 6.29% to 7.16%, due March 31, 2010	125,000	125,000
	548,479	548,304
Less: current portion	—	—
	$548,479	$548,304

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

Borrowings under the Revolving Credit Agreement, including the Term Loan, bear interest at a rate based upon either LIBOR or Wachovia National Bank’s prime rate, plus, in each case, the applicable margin or the Federal Funds rate plus 1/2 of 1%. An annual facility fee ranging from

0.375% to 0.50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of June 30, 2007 and September 30, 2006, there were no borrowings outstanding under the working capital facility of the Revolving Credit Agreement and there have been no borrowings since April 2006.

In connection with the Term Loan, the Operating Partnership also entered into an interest rate swap agreement with a notional amount of $125,000. Effective March 31, 2005 through March 31, 2010, the Operating Partnership will pay a fixed interest rate of 4.66% to the issuing lender on notional principal amount of $125,000, effectively fixing the LIBOR portion of the interest rate at 4.66%. In return, the issuing lender will pay to the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The applicable margin above LIBOR, as defined in the Revolving Credit Agreement, will be paid in addition to this fixed interest rate of 4.66%. The fair value of the interest rate swap amounted to $1,984 and $1,182 at June 30, 2007 and September 30, 2006, respectively, and is included in other assets with a corresponding amount included within OCI.

The Revolving Credit Agreement and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Revolving Credit Agreement, the Operating Partnership is required to maintain a leverage ratio (the ratio of total debt to EBITDA) of less than 4.0 to 1. In addition, the Operating Partnership is required to maintain an interest coverage ratio (the ratio of EBITDA to interest expense) of greater than 2.5 to 1 at the Partnership level. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the 2003 Senior Notes and the Revolving Credit Agreement as of June 30, 2007.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, the 2003 Senior Notes and the Revolving Credit Agreement were capitalized within other assets and are being amortized on a straight-line basis over the term of the respective debt agreements. Other assets at June 30, 2007 and September 30, 2006 include debt origination costs with a net carrying amount of $6,562 and $7,557, respectively. Aggregate amortization expense related to deferred debt origination costs included within interest expense for the three and nine months ended June 30, 2007 was $332 and $996, respectively, and $332 and $992 for the three and nine months ended June 24, 2006, respectively.

The aggregate amounts of long-term debt maturities subsequent to June 30, 2007 are as follows: 2007 – $0; 2008 – $0; 2009 – $0; 2010 – $125,000; and, thereafter – $425,000.

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

On July 26, 2007, the Partnership announced a quarterly distribution of $0.7125 per Common Unit, or $2.85 on an annualized basis, in respect of the third quarter of fiscal 2007 payable on August 14, 2007 to holders of record on August 7, 2007. This quarterly distribution included an increase of $0.0125 per Common Unit, or $0.05 per Common Unit on an annualized basis.

10.    Restricted Unit Plan

In November 2000, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan (the ‘‘2000 Restricted Unit Plan’’) which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership. On October 17, 2006, the Partnership adopted amendments to the 2000 Restricted Unit Plan which, among other things, increased the number of Common Units authorized for issuance under the plan by 230,000 for a total of 717,805. Restricted Units issued under the 2000 Restricted Unit Plan vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the grant date. The 2000 Restricted Unit Plan participants are not eligible to receive quarterly distributions or vote their respective Restricted Units until vested. Restrictions also prohibit the sale or transfer of the units during the restricted periods. The value of the Restricted Unit is established by the market price of the Common Unit on the date of grant. Restricted Units are subject to forfeiture in certain circumstances as defined in the 2000 Restricted Unit Plan. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

During fiscal 2007, the Partnership awarded 148,515 Restricted Units under the 2000 Restricted Unit Plan at an aggregate grant date fair value of $6,599. Following is a summary of activity in the 2000 Restricted Unit Plan:

		Weighted Average Grant Date Fair Value Per Unit
	Units
Outstanding September 30, 2006	340,786	$29.28
Awarded	148,515	44.43
Forfeited	(45,273)	(30.15)
Issued	(62,188)	(28.34)
Outstanding June 30, 2007	381,840	$35.22

As of June 30, 2007, there was $7,902 of total unrecognized compensation cost related to unvested Restricted Units awarded under the 2000 Restricted Unit Plan. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of two years. Compensation expense for the 2000 Restricted Unit Plan for the three and nine months ended June 30, 2007 was $949 and $2,109, respectively, and $472 and $1,648 for the three and nine months ended June 24, 2006, respectively.

11.    Commitments and Contingencies

Self-Insurance.    The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of June 30, 2007 and September 30, 2006, the Partnership had accrued insurance liabilities of $51,454 and $45,413, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within prepaid expense and other current assets or other assets related to the amount of the liability expected to be covered by insurance which amounted to $13,665 ($5,000 of which is reflected in prepaid expenses and other current assets) and $8,665 as of June 30, 2007 and September 30, 2006, respectively. The Partnership is also involved in various legal actions that have arisen in the normal course of business, including those relating to commercial transactions and product liability. Management believes, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership’s financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insurance claims.

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

As of June 30, 2007 and September 30, 2006, the Partnership had accrued environmental liabilities of $3,895 and $4,786, respectively, representing the total estimated future liability for remediation and monitoring. For the portion of the estimated environmental liability that is expected to be recoverable under state environmental reimbursement funds, the Partnership records an asset within other assets related to the amount of the liability expected to be reimbursed by state agencies, which amounted to $963 and $1,294 as of June 30, 2007 and September 30, 2006, respectively.

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

12.    Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2014. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the equipment’s fair value at the end of their lease terms has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $14,207. Of this amount, the fair value of residual value guarantees for operating leases entered into after December 31, 2002 was $9,445 and $8,320 as of June 30, 2007 and September 30, 2006, respectively, which is reflected in other liabilities, with a corresponding amount included within other assets, in the accompanying condensed consolidated balance sheets.

13.    Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs for the three and nine months ended June 30, 2007 and June 24, 2006:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30, 2007	June 24, 2006	June 30, 2007	June 24, 2006
Service cost	$—	$—	$3	$4
Interest cost	2,226	2,287	329	422
Expected return on plan assets	(2,579)	(2,565)	—	—
Amortization of prior service costs	—	—	(149)	(180)
Recognized net actuarial loss	1,329	1,617	—	—
Net periodic benefit cost	$976	$1,339	$183	$246

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	June 30, 2007	June 24, 2006	June 30, 2007	June 24, 2006
Service cost	$—	$—	$9	$12
Interest cost	6,679	6,861	988	1,266
Expected return on plan assets	(7,738)	(7,695)	—	—
Amortization of prior service costs	—	—	(448)	(540)
Recognized net actuarial loss	3,986	4,851	—	—
Net periodic benefit cost	$2,927	$4,017	$549	$738

There are no projected minimum employer contribution requirements under Internal Revenue Service Regulations for fiscal 2007 under our defined benefit pension plan. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2007 is $2,200, of which $1,671 has been contributed during the nine months ended June 30, 2007. During the third quarter, the Partnership made a voluntary contribution of $20,000 to its defined benefit pension plan from cash on hand. This voluntary contribution was made to fully fund the Partnership’s estimated accumulated benefit obligation and is expected to substantially reduce, if not eliminate, future funding requirements under the defined benefit pension plan.

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30, 2007	June 24, 2006	June 30, 2007	June 24, 2006
Revenues:
Propane	$189,668	$198,505	$868,790	$895,407
Fuel oil and refined fuels	49,021	66,540	229,106	305,412
Natural gas and electricity	20,182	19,662	79,382	103,716
HVAC	11,662	16,540	44,792	70,183
All other	1,817	2,751	5,385	7,686
Total revenues	$272,350	$303,998	$1,227,455	$1,382,404

Income (loss) before interest expense and income taxes:
Propane	$23,669	$22,291	$199,135	$165,358
Fuel oil and refined fuels	856	195	33,241	36,116
Natural gas and electricity	2,125	2,325	10,431	10,486
HVAC	(1,176)	(6,617)	(937)	(9,402)
All other	(364)	(866)	(878)	(3,558)
Corporate	(17,441)	(17,994)	(54,133)	(55,683)
Total income (loss) before interest expense and income taxes	7,669	(666)	186,859	143,317

Reconciliation to (loss) income from continuing operations:
Interest expense, net	8,623	9,686	27,161	31,192
Provision for income taxes	389	121	1,529	354
(Loss) income from continuing operations	$(1,343)	$(10,473)	$158,169	$111,771

Depreciation and amortization:
Propane	$4,184	$5,084	$12,584	$15,656
Fuel oil and refined fuels	869	1,043	2,627	3,259
Natural gas and electricity	233	221	677	625
HVAC	80	138	266	420
All other	39	31	113	1,050
Corporate	2,026	1,239	5,870	3,855
Total depreciation and amortization	$7,431	$7,756	$22,137	$24,865

	As of
	June 30, 2007	September 30, 2006
Assets:
Propane	$724,064	$732,784
Fuel oil and refined fuels	78,811	92,173
Natural gas and electricity	23,576	22,644
HVAC	5,803	8,353
All other	2,141	2,719
Corporate	237,913	183,194
Eliminations	(87,981)	(87,981)
Total assets	$984,327	$953,886

15.    Discontinued Operations

The Partnership continuously evaluates its existing operations to identify opportunities to optimize the return on assets employed and selectively divests operations in slower growing or non-strategic markets and seeks to reinvest in markets that are considered to present more opportunities for growth. In line with that strategy, during the third quarter of fiscal 2007, the Partnership sold one customer service center for net cash proceeds of $284. The Partnership recorded a gain on sale of $203 which was accounted for within discontinued operations in accordance with SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’ (‘‘SFAS 144’’). Current and prior period results of operations attributable to this customer service center were not significant and, as such, have not been reclassified to remove its financial results from continuing operations.

16.    Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (‘‘SFAS 159’’). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which will be the Partnership’s 2009 fiscal year beginning September 30, 2008. The Partnership is currently in the process of evaluating the impact that SFAS 159 may have on its consolidated financial position, results of operations and cash flows

In September 2006, the FASB issued SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 103 and 132R’’ (‘‘SFAS 158’’). SFAS 158 requires companies to recognize the funded status of pension and other postretirement benefit plans on sponsoring employers’ balance sheets and to recognize changes in the funded status in the year the changes occur. It also requires the measurement date of plan assets and obligations to occur at the end of the employers’ fiscal year. SFAS 158 is effective as of the end of the Partnership’s fiscal 2007. Based on the Partnership’s funded status and the consolidated balance sheet recognition as of September 30, 2006 (as disclosed in Note 12 to the Consolidated Financial Statements included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006), adoption of SFAS 158 is not expected to have a significant impact on the Partnership’s consolidated financial position since the accrued pension liability already reflects the funded status of the defined benefit pension plan. The actual impact from the adoption of SFAS 158 on the consolidated financial statements for the year ending September 29, 2007 will depend upon changes in economic assumptions such as discount rates, measurement of fair values of plan assets, other possible changes in actuarial assumptions that may occur in connection with the upcoming fiscal 2007 measurement date, as well as from the voluntary contribution made during the third quarter of fiscal 2007 (see Note 13) to fund to the level of the estimated accumulated benefit obligation.

Also in September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. Like SFAS 159 above, SFAS 157 will be effective for fiscal years beginning after November 15, 2007, which will be the Partnership’s 2009 fiscal year beginning September 30, 2008. The Partnership is currently in the process of evaluating the impact that SFAS 157 may have on its consolidated financial position, results of operations and cash flows.

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

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and nine months ended June 30, 2007. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

The following are factors that regularly affect our operating results and financial condition. In addition, our business is subject to the risks and uncertainties described in Item 1A included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Product Costs and Supply

The level of profitability in the retail propane, fuel oil, natural gas and electricity businesses is largely dependent on the difference between retail sales price and product cost. The unit cost of our products, particularly propane, fuel oil and natural gas, is subject to volatility as a result of product supply or other market conditions, including, but not limited to, economic and political factors impacting crude oil and natural gas supply or pricing. We enter into product supply contracts that are generally one-year agreements subject to annual renewal, and also purchase product on the open market. We attempt to reduce price risk by pricing product on a short-term basis. Our propane supply contracts typically provide for pricing based upon index formulas using the posted prices established at major supply points such as Mont Belvieu, Texas, or Conway, Kansas (plus transportation costs) at the time of delivery. In certain instances, and when market conditions are favorable as was the case in the fuel oil market during the first half of fiscal 2007, we are able to purchase product under our supply arrangements at a discount to the market.

In addition, to supplement our annual purchase requirements, we may utilize forward fixed price purchase contracts to acquire a portion of the propane that we resell to our customers, which allows us to manage our exposure to unfavorable changes in commodity prices and to assure adequate physical supply. The percentage of contract purchases, and the amount of supply contracted for under forward contracts at fixed prices, will vary from year to year based on market conditions.

Product cost changes can occur rapidly over a short period of time and can impact profitability. There is no assurance that we will be able to pass on product cost increases fully or immediately, particularly when product costs increase rapidly. Therefore, average retail sales prices can vary significantly from year to year as product costs fluctuate with propane, fuel oil, crude oil and natural gas commodity market conditions. In addition, in periods of sustained higher commodity prices, as has been experienced over the past two fiscal years, retail sales volumes may be negatively impacted by customer conservation efforts.

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

Hedging and Risk Management Activities

We engage in hedging and risk management activities to reduce the effect of price volatility on our product costs and to ensure the availability of product during periods of short supply. We enter into propane forward and option agreements with third parties, and use fuel oil futures and option contracts traded on the New York Mercantile Exchange (‘‘NYMEX’’), to purchase and sell propane and fuel oil at fixed prices in the future. The majority of the futures, forward and option agreements are used to hedge forecasted purchases of propane or fuel oil and are generally settled at expiration of the contract. Although we use derivative instruments to reduce the effect of price volatility associated with forecasted transactions, we do not use derivative instruments for speculative trading purposes. Risk management activities are monitored by an internal Commodity Risk Management Committee, made up of five members of management, through enforcement of our Hedging and Risk Management Policy and reported to our Audit Committee.

As a result of various market factors during the first half of fiscal 2007, particularly commodity price volatility during the first four months of the fiscal year, we experienced additional margin opportunities due to favorable pricing under certain supply arrangements and from our hedging and risk management activities. These market conditions generated additional operating profit of approximately $20.0 million during the nine months ended June 30, 2007 compared to the comparable prior year period. However, supply and risk management transactions may not always result in increased product margins and there can be no assurance that these favorable market conditions will be present in the future in order to provide the additional margin opportunities realized during fiscal 2007. See Item 3 of this Quarterly Report.

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

Pension and Other Postretirement Benefits.    We estimate the rate of return on plan assets, the discount rate to estimate the present value of future benefit obligations and the cost of future health care benefits in determining our annual pension and other postretirement benefit costs. In accordance with GAAP, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in market conditions may materially affect our pension and other postretirement benefit obligations and our future expense.

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

Executive Overview of Results of Operations and Financial Condition

As a result of our efforts over the past two years to drive operating efficiencies, streamline our cost structure and improve our customer mix our seasonal net loss was reduced by 89.5% for the third quarter of fiscal 2007 compared to the prior year quarter. Our seasonal net loss for the three months ended June 30, 2007, amounted to $1.1 million, or $0.03 per Common Unit, an improvement of $9.4 million compared to a net loss of $10.5 million, or $0.33 per Common Unit, in the prior year quarter. EBITDA (as defined and reconciled below) increased $8.2 million, or 115.5%, to $15.3 million for the three months ended June 30, 2007 compared to $7.1 million in the prior year quarter. The most significant contributing factor to the improved results was a $12.0 million, or 11.8%, decline in combined operating and general and administrative expenses for the fiscal 2007 third quarter compared to the prior year quarter.

Retail propane gallons sold in the third quarter of fiscal 2007 decreased 8.7 million gallons, or 9.8%, to 80.0 million gallons compared to 88.7 million gallons in the prior year quarter. Sales of fuel oil and refined fuels decreased 7.5 million gallons, or 28.2%, to 19.1 million gallons during the third quarter of fiscal 2007 compared to 26.6 million gallons in the prior year quarter. In addition to our efforts to improve our customer mix by exiting certain lower margin business, ongoing customer conservation efforts in the high energy price environment continues to have a negative impact on propane and fuel oil volumes. In the refined fuels segment, the decision to exit the lower margin gasoline and low sulfur diesel businesses resulted in a reduction in volumes of approximately 4.9 million gallons, or 65.3% of the total volume decline compared to the prior year quarter.

In the commodities markets, compared to the prior year third quarter, average posted prices of propane increased 7.7% and fuel oil posted prices declined 3.4%. The impact of lower volumes was offset to an extent by higher average margins from an improved customer mix, as well as from additional margin opportunities due to favorable pricing under certain supply arrangements and from our hedging and risk management activities, particularly during the first half of fiscal 2007. On a year-to-date basis, our margin improvement from the various market factors impacting our supply and risk management activities has contributed approximately $20.0 million to the year-over-year EBITDA improvement. However, supply and risk management transactions may not always result in increased product margins and there can be no assurance that these favorable market conditions will be present in the future in order to provide the additional margin opportunities realized during fiscal 2007.

For the nine months ended June 30, 2007, EBITDA of $210.2 million increased $42.0 million, or 25.0%, compared to $168.2 million for the prior year comparable period. As a result of our efforts to reduce costs, through the first nine months of fiscal 2007 our operating and general and administrative expenses (excluding a favorable settlement of $2.0 million discussed in Note 11 which reduced general and administrative expenses during the first quarter of fiscal 2007) declined $39.6 million, or 11.9%, compared to the prior year comparable period.

From a cash flow perspective, despite the sustained period of high commodity prices, we continue to fund working capital requirements from cash on hand and have not borrowed under our working capital facility since April 2006. Additionally, during the third quarter of fiscal 2007 we made a voluntary contribution of $20.0 million to our pension plan from cash on hand, in order to fully fund the estimated accumulated benefit obligation which we believe will reduce, if not eliminate, future funding requirements. Even after this voluntary contribution, we ended the third quarter of fiscal 2007 in a strong cash position with approximately $107.0 million in cash on hand. On the strength of these earnings and cash flows, our Board of Supervisors declared the fourteenth increase (since 1999) in our quarterly distribution from $0.70 to $0.7125 per Common Unit. This increase, the fifth consecutive quarter in which we increased the annualized rate by at least $0.05 per Common Unit, equates to $0.05 per Common Unit annualized to $2.85 per Common Unit, an increase of 12% since the third quarter of fiscal 2006. In addition, on July 31, 2007 our Board of Supervisors established a goal of continuing to steadily increase distributions for the foreseeable future with a target of achieving a distribution coverage ratio, after considering maintenance capital expenditures, in the range of 1.2 times.

Our anticipated cash requirements for the remainder of fiscal 2007 include: (i) maintenance and growth capital expenditures of approximately $5.3 million; (ii) interest payments of approximately $2.4 million; and (iii) cash distributions of approximately $23.3 million to our Common Unitholders based on the most recently increased quarterly distribution rate of $0.7125 per Common Unit. Based on our current estimates of cash flow from operations, our cash position at the end of the third quarter of fiscal 2007 and availability under the Revolving Credit Agreement (unused borrowing capacity under the working capital facility of $124.0 million after considering outstanding letters of credit of $51.0 million as of June 30, 2007), we expect to have sufficient funds to meet our current and future obligations.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 24, 2006

Revenues

	Three Months Ended			Percent (Decrease) /Increase
(Dollars in thousands)	June 30, 2007	June 24, 2006	(Decrease) /Increase
Revenues
Propane	$189,668	$198,505	$(8,837)	(4.5%)
Fuel oil and refined fuels	49,021	66,540	(17,519)	(26.3%)
Natural gas and electricity	20,182	19,662	520	2.6%
HVAC	11,662	16,540	(4,878)	(29.5%)
All other	1,817	2,751	(934)	(34.0%)
Total revenues	$272,350	$303,998	$(31,648)	(10.4%)

Total revenues decreased $31.6 million, or 10.4%, to $272.4 million for the three months ended June 30, 2007 compared to $304.0 million for the three months ended June 24, 2006, as a result of lower volumes in our propane and fuel oil and refined fuels segments, as well as from our decision to reduce the level of HVAC activities, offset to an extent by higher average selling prices. Volumes were lower than the prior year third quarter due to the efforts to improve our customer mix by exiting certain lower margin businesses coupled with ongoing customer conservation from continued high energy prices.

Revenues from the distribution of propane and related activities of $189.7 million in the third quarter of fiscal 2007 decreased $8.8 million, or 4.5%, compared to $198.5 million in the prior year quarter, primarily due to lower volumes, partially offset by higher average selling prices in line with higher product costs. Retail propane gallons sold in the third quarter of fiscal 2007 decreased 8.7 million gallons, or 9.8%, to 80.0 million gallons from 88.7 million gallons in the prior year quarter. The average posted price of propane during the third quarter of fiscal 2007 increased approximately 7.7% compared to the average posted prices in the prior year quarter, while average propane selling prices in the third quarter of fiscal 2007 increased approximately 6.6% compared to the prior year quarter. Additionally, included within the propane segment are revenues from wholesale and risk management activities of $7.1 million for the three months ended June 30, 2007 which decreased $0.9 million compared to the prior year quarter.

Revenues from the distribution of fuel oil and refined fuels of $49.0 million in the third quarter of fiscal 2007 decreased $17.5 million, or 26.3%, from $66.5 million in the prior year quarter. Sales of fuel oil and refined fuels amounted to 19.1 million gallons during the third quarter of fiscal 2007 compared to 26.6 million gallons in the prior year quarter, a decrease of 7.5 million gallons, or 28.2%. Lower volumes in our fuel oil and refined fuels segment were attributable to our decision to exit certain lower margin diesel and gasoline businesses combined with the impact of ongoing customer conservation from continued high energy prices. Our decision to exit the majority of our low sulfur diesel and gasoline businesses resulted in a reduction in volumes in the fuel oil and refined fuels segment of approximately 4.9 million gallons, or 65.3% of the total volume decline, in the third quarter of fiscal 2007 compared to the prior year quarter. Average selling prices in our fuel oil and refined fuels segment increased approximately 2.2% in the third quarter of fiscal 2007 compared to the prior year quarter, primarily from an improved customer mix. The average posted price of fuel oil during the third quarter of fiscal 2007 decreased approximately 3.4% compared to the average posted prices in the prior year quarter.

Revenues in our natural gas and electricity segment increased $0.5 million, or 2.6%, to $20.2 million for the three months ended June 30, 2007 compared to $19.7 million in the prior year quarter as a result of higher electricity volumes and higher average selling prices for both electricity and natural gas. Revenues in our HVAC segment decreased 29.5% to $11.7 million in the third quarter of fiscal 2007 from $16.5 million in the prior year quarter as a result of the decision during the third quarter of fiscal 2006 to reorganize the HVAC segment and to reduce the level of HVAC activities. The focus of our ongoing service offerings will be in support of our existing core commodity segments, thus reducing overall HVAC segment revenues.

Cost of Products Sold

	Three Months Ended			Percent (Decrease) /Increase
(Dollars in thousands)	June 30, 2007	June 24, 2006	(Decrease) /Increase
Cost of products sold
Propane	$107,689	$110,083	$(2,394)	(2.2%)
Fuel oil and refined fuels	38,520	56,923	(18,403)	(32.3%)
Natural gas and electricity	16,710	15,900	810	5.1%
HVAC	3,271	7,538	(4,267)	(56.6%)
All other	1,034	1,573	(539)	(34.3%)
Total cost of products sold	$167,224	$192,017	$(24,793)	(12.9%)
As a percent of total revenues	61.4%	63.2%

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

Cost of products sold decreased $24.8 million, or 12.9%, to $167.2 million for the three months ended June 30, 2007 compared to $192.0 million in the prior year quarter. The decrease resulted primarily from the lower sales volumes described above combined with lower commodity prices for fuel oil. Cost of products sold in the fiscal 2007 third quarter included a $0.2 million unrealized (non-cash) loss ($0.3 million included within the propane segment offset by an unrealized (non-cash) gain of $0.1 million included in the fuel oil and refined fuels segment) representing the net change in the fair value of derivative instruments during the period, compared to a $1.0 million unrealized (non-cash) gain (all of which was included in the fuel oil and refined fuels segment) in the prior year quarter resulting in an increase of $1.2 million in cost of products sold for the three months ended June 30, 2007 compared to the prior year quarter (see Item 3 in this Quarterly Report for information on our policies regarding the accounting for derivative instruments).

Cost of products sold associated with the distribution of propane and related activities of $107.7 million decreased $2.4 million, or 2.2%, compared to the prior year quarter. Lower propane volumes resulted in a $10.1 million decrease in cost of products sold during the third quarter of fiscal 2007 compared to the prior year quarter. Higher average propane costs resulted in an increase of $5.0 million during the third quarter of fiscal 2007 compared to the prior year quarter. Risk management activities resulted in a $2.0 million increase in cost of products sold compared to the prior year quarter.

Cost of products sold associated with our fuel oil and refined fuels segment of $38.5 million decreased $18.4 million, or 32.3%, compared to the prior year quarter. Lower sales volumes resulted in a $16.2 million decrease in cost of products sold during the third quarter of fiscal 2007 compared to the prior year quarter, and lower product costs from lower commodity prices had an impact of $3.1 million compared to the prior year quarter. Cost of products sold as a percentage of revenues in our fuel oil and refined fuels segment decreased from 85.5% during the third quarter of fiscal 2006 to 78.6% in the third quarter of fiscal 2007 primarily as a result of the aforementioned improvement in product mix resulting from our exit of certain lower margin diesel and gasoline businesses.

The increase in revenues attributable to our natural gas and electricity segment had a $0.8 million impact on cost of products sold for the three months ended June 30, 2007 compared to the prior year quarter. Cost of products sold in our HVAC segment declined $4.3 million, or 56.6%, as a result of lower HVAC activities described above.

For the quarter ended June 30, 2007, total cost of products sold represented 61.4% of revenues compared to 63.2% in the prior year quarter. This decrease results primarily from the efforts we have taken to eliminate lower margin business in the propane and fuel oil and refined fuels segments.

Operating Expenses

	Three Months Ended			Percent Decrease
(Dollars in thousands)	June 30, 2007	June 24, 2006	Decrease
Operating expenses	$77,439	$88,183	$(10,744)	(12.2%)
As a percent of total revenues	28.4%	29.0%

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

Operating expenses of $77.4 million for the three months ended June 30, 2007 decreased $10.7 million, or 12.2%, compared to $88.2 million in the prior year quarter, primarily from our efforts over the past two years to drive operational efficiencies and reduce costs across all operating segments. These efforts have significantly restructured our operating footprint and reduced our cost structure through the elimination of nearly 1,000 positions, as well as through the creation of routing efficiencies which has allowed us to reduce our fleet by nearly 1,000 vehicles, all since the end of fiscal 2005. As a result, payroll and benefit related expenses declined $6.0 million, vehicle expense decreased $1.5 million and savings in other operating expenses were $3.2 million, partially offset by an increase in variable compensation of $0.9 million in line with increased earnings. In addition, bad debt expense decreased $0.9 million from improvements in our collection efforts.

General and Administrative Expenses

	Three Months Ended			Percent Decrease
(Dollars in thousands)	June 30, 2007	June 24, 2006	Decrease
General and administrative expenses	$12,587	$13,778	$(1,191)	(8.6%)
As a percent of total revenues	4.6%	4.5%

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

General and administrative expenses of $12.6 million for the three months ended June 30, 2007 decreased $1.2 million, or 8.6%, compared to $13.8 million during the prior year quarter. The decrease was primarily attributable to $1.8 million lower professional services fees, offset by increases in other expenses.

Restructuring Charges.    We did not record any restructuring charges for the three months ended June 30, 2007. For the three months ended June 24, 2006, we recorded a restructuring charge of $2.9 million related primarily to employee termination costs incurred as a result of the realignment of our field operations and plans initiated to streamline the operations within our HVAC business segment.

Depreciation and Amortization

	Three Months Ended			Percent Decrease
(Dollars in thousands)	June 30, 2007	June 24, 2006	Decrease
Depreciation and amortization	$7,431	$7,756	$(325)	(4.2%)
As a percent of total revenues	2.7%	2.6%

Depreciation and amortization expense decreased $0.3 million, or 4.2%, to $7.4 million for the three months ended June 30, 2007, compared to the prior year quarter as a result of lower depreciation primarily attributable to asset retirements.

Interest Expense, net

	Three Months Ended			Percent Decrease
(Dollars in thousands)	June 30, 2007	June 24, 2006	Decrease
Interest expense, net	$8,623	$9,686	$(1,063)	(11.0%)
As a percent of total revenues	3.2%	3.2%

Net interest expense decreased $1.1 million, or 11.0%, to $8.6 million for the three months ended June 30, 2007, compared to $9.7 million in the prior year quarter. During the third quarter of fiscal 2007, there were no borrowings under our working capital facility as seasonal working capital needs have been funded through improved cash flow and cash on hand at the end of the first half of fiscal 2007, resulting in lower interest expense. We entered the prior year third quarter with $21.8 million outstanding under our working capital facility, which was fully paid off during April 2006. There have been no borrowings under our working capital facility since April 2006. Additionally, as a result of the increased cash on hand, interest income on invested cash has increased compared to the prior year quarter, thus reducing net interest expense.

Discontinued Operations.    As part of our overall business strategy, we continually monitor and evaluate existing operations in order to identify opportunities to optimize return on assets by selectively divesting operations in slower growing or non-strategic markets. During the third quarter of fiscal 2007, we sold one customer service center for net cash proceeds of $0.3 million and recorded a gain on sale of $0.2 million which has been accounted for in accordance with SFAS 144.

Net Loss and EBITDA.    Net loss for the three months ended June 30, 2007 amounted to $1.1 million, or $0.03 per Common Unit, an improvement of $9.4 million, or 89.5%, compared to the prior year quarter net loss of $10.5 million, or $0.33 per Common Unit. EBITDA (as defined and reconciled below) increased $8.2 million to $15.3 million for the three months ended June 30, 2007 compared to EBITDA in the prior year quarter of $7.1 million. Our net loss and EBITDA improved, despite lower sales volumes in our propane, fuel oil and refined fuels and HVAC operating segments, primarily as a result of our efforts to streamline the operating footprint, implement operating efficiencies and reduce costs, as well as from increased margins from an improved customer mix. Combined operating and general and administrative expenses during the third quarter of fiscal 2007 declined $12.0 million, or 11.8%, compared to the prior year quarter.

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

The following table sets forth (i) our calculations of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities:

	Three Months Ended
(Dollars in thousands)	June 30, 2007	June 24, 2006
Net loss	$(1,140)	$(10,473)
Add:
Provision for income taxes	389	121
Interest expense, net	8,623	9,686
Depreciation and amortization	7,431	7,756
EBITDA	15,303	7,090
Add (subtract):
Provision for income taxes	(389)	(121)
Interest expense, net	(8,623)	(9,686)
Compensation cost recognized under Restricted Unit Plan	949	472
Gain on disposal of property, plant and equipment, net	(339)	(568)
Gain on sale of customer service center	(203)	—
Changes in working capital and other assets and liabilities	40,090	68,861
Net cash provided by (used in)
Operating activities	$46,788	$66,048
Investing activities	$(5,981)	$(3,184)
Financing activities	$(22,872)	$(41,671)

Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 24, 2006

Revenues

	Nine Months Ended			Percent Decrease
(Dollars in thousands)	June 30, 2007	June 24, 2006	Decrease
Revenues
Propane	$868,790	$895,407	$(26,617)	(3.0%)
Fuel oil and refined fuels	229,106	305,412	(76,306)	(25.0%)
Natural gas and electricity	79,382	103,716	(24,334)	(23.5%)
HVAC	44,792	70,183	(25,391)	(36.2%)
All other	5,385	7,686	(2,301)	(29.9%)
Total revenues	$1,227,455	$1,382,404	$(154,949)	(11.2%)

Total revenues decreased $154.9 million, or 11.2%, to $1,227.5 million for the nine months ended June 30, 2007 compared to $1,382.4 million for the nine months ended June 24, 2006, as a result of lower volumes across all business segments, offset to an extent by higher average selling prices. Volumes in our propane, fuel oil and refined fuels and natural gas and electricity segments were lower during the first nine months of fiscal 2007 compared to the similar period of the prior year primarily due to the efforts to improve our customer mix by exiting certain lower margin businesses, as well as from ongoing customer conservation due to continued high energy prices. A concentration of colder temperatures in our second quarter which continued into April offset a portion of the negative effect of unseasonably warmer weather during our first quarter of fiscal 2007. Average temperatures in our service territories were 94% of normal for the nine months ended June 30, 2007 compared to 90% of normal temperatures in the prior year period.

Revenues from the distribution of propane and related activities of $868.8 million for the nine months ended June 30, 2007 decreased $26.6 million, or 3.0%, compared to $895.4 million for the nine months ended June 24, 2006, primarily due to lower volumes, offset to an extent by higher average selling prices. Retail propane gallons sold in the first nine months of fiscal 2007 decreased 22.7 million gallons, or 5.8%, to 368.6 million gallons from 391.3 million gallons in the first nine months of the prior year. Propane volumes sold were negatively affected by the impact of customer conservation efforts due to continued high energy prices and our effort to focus on higher margin residential customers. While propane commodity prices continued to be highly volatile during the first nine months of fiscal 2007, average posted price of propane during the nine months ended June 30, 2007 were comparable to the average posted prices in the prior year period. However, average propane selling prices during the first nine months of fiscal 2007 increased approximately 5.1% compared to the prior year period as a result of a higher concentration of residential volumes, as well as continued improvements by our field personnel in managing pricing. Additionally, included within the propane segment are revenues from wholesale and risk management activities of $41.1 million for the nine months ended June 30, 2007 which decreased $15.0 million compared to the prior year period.

Revenues from the distribution of fuel oil and refined fuels of $229.1 million for the nine months ended June 30, 2007 decreased $76.3 million, or 25.0%, from $305.4 million in the prior year period. Sales of fuel oil and refined fuels amounted to 91.6 million gallons during the first nine months of fiscal 2007 compared to 125.1 million gallons in the first nine months of the prior year, a decrease of 33.5 million gallons, or 26.8%. Lower volumes in our fuel oil and refined fuels segment were attributable primarily to our decision to exit certain lower margin diesel and gasoline businesses combined with the impact of customer conservation. Our decision to exit the majority of our low sulfur diesel and gasoline businesses resulted in a reduction in volumes in the fuel oil and refined fuels segment of approximately 16.7 million gallons, or 50.0% of the total volume decline, in the first nine months of fiscal 2007 compared to the prior year period. Average selling prices in our fuel oil and refined fuels segment increased approximately 2.4% compared to the prior year period as a result of an improved customer mix from our decreased emphasis on lower priced diesel and gasoline businesses, offset by lower commodity prices. The average posted price of fuel oil during the first nine months of fiscal 2007 decreased approximately 4.6% compared to the average posted prices in the corresponding prior year period.

Revenues in our natural gas and electricity segment decreased $24.3 million, or 23.5%, to $79.4 million for the nine months ended June 30, 2007 compared to $103.7 million in the prior year period as a result of lower electricity and natural gas volumes coupled with lower average selling prices in line with declining commodity prices. Revenues in our HVAC segment decreased 36.2% to $44.8 million in the first nine months of fiscal 2007 from $70.2 million in the prior year period as a result of the decision during the third quarter of fiscal 2006 to reorganize the HVAC segment and to reduce the level of HVAC activities.

Cost of Products Sold

	Nine Months Ended			Percent Decrease
(Dollars in thousands)	June 30, 2007	June 24, 2006	Decrease
Cost of products sold
Propane	$480,639	$521,679	$(41,040)	(7.9%)
Fuel oil and refined fuels	163,738	235,973	(72,235)	(30.6%)
Natural gas and electricity	64,783	87,124	(22,341)	(25.6%)
HVAC	13,356	27,885	(14,529)	(52.1%)
All other	2,929	4,055	(1,126)	(27.8%)
Total cost of products sold	$725,445	$876,716	$(151,271)	(17.3%)
As a percent of total revenues	59.1%	63.4%

Cost of products sold decreased $151.3 million, or 17.3%, to $725.4 million for the nine months ended June 30, 2007 compared to $876.7 million in the prior year period. The decrease resulted primarily from the lower sales volumes described above combined with lower product costs for all products. Additionally, cost of products sold in the first nine months of fiscal 2007 included a $7.8 million unrealized (non-cash) loss ($2.3 million included within the propane segment and $5.5 million included in the fuel oil and refined fuels segment) representing the net change in the fair value of derivative instruments during the period, compared to a $7.5 million unrealized (non-cash) gain (all of which was included in the fuel oil and refined fuels segment) in the prior year period resulting in an $15.3 million increase in cost of products sold for the nine months ended June 30, 2007 compared to the corresponding period of the prior year (see Item 3 in this Quarterly Report for information on our policies regarding the accounting for derivative instruments).

Cost of products sold associated with the distribution of propane and related activities of $480.6 million decreased $41.0 million, or 7.9%, compared to the prior year period. Lower propane volumes resulted in a $27.2 million decrease in cost of products sold during the first nine months of fiscal 2007 compared to the prior year period, along with decreased propane product costs which had an impact of $3.0 million. Lower wholesale and risk management activities, noted above, decreased cost of products sold by $13.4 million compared to the prior year period.

Cost of products sold associated with our fuel oil and refined fuels segment of $163.7 million for the nine months ended June 30, 2007 decreased $72.2 million, or 30.6%, compared to the prior year period. Lower sales volumes resulted in a $65.1 million decrease in cost of products sold during the first nine months of fiscal 2007 compared to the prior year period. In addition, lower product costs from lower commodity prices and the favorable market factors impacting our supply and risk management activities, described above, had an impact of approximately $20.0 million compared to the first nine months of the prior year. Cost of products sold as a percentage of revenues in our fuel oil and refined fuels segment decreased from 77.3% during the first nine months of fiscal 2006 to 71.5% for the first nine months of fiscal 2007 primarily as a result of the aforementioned improvement in product mix resulting from our exit from certain lower margin diesel and gasoline businesses, as well as from additional margin opportunities from favorable pricing under certain supply arrangements and from our hedging and risk management activities particularly during the first half of fiscal 2007.

The decrease in revenues attributable to our natural gas and electricity segment had a $22.3 million impact on cost of products sold for the nine months ended June 30, 2007 compared to the first nine months of the prior year. Cost of products sold in our HVAC segment declined $14.5 million, or 52.1%, as a result of lower revenues.

For the nine months ended June 30, 2007, total cost of products sold represented 59.1% of revenues compared to 63.4% for the prior year period. This decrease resulted primarily from the efforts we have taken to eliminate lower margin business in the propane, fuel oil and refined fuels and the HVAC segments, as well as from additional margin opportunities from favorable pricing under certain supply arrangements and from our hedging and risk management activities, particularly during the first half of fiscal 2007 arising from the declining commodities markets.

Operating Expenses

	Nine Months Ended			Percent Decrease
(Dollars in thousands)	June 30, 2007	June 24, 2006	Decrease
Operating expenses	$248,862	$287,971	$(39,109)	(13.6%)
As a percent of total revenues	20.3%	20.8%

Operating expenses of $248.9 million for the nine months ended June 30, 2007 decreased $39.1 million, or 13.6%, compared to $288.0 million in the prior year period, primarily from the benefits of the full-year effect of our efforts to drive operational efficiencies and reduce costs, including the efforts to restructure our HVAC segment during the second half of fiscal 2006. As a result, payroll and benefit related expenses declined $21.4 million, vehicle expense decreased by $4.8 million and savings in other operating expenses were $12.0 million, partially offset by an increase in variable compensation of $3.2 million in line with increased earnings. In addition, bad debt expense decreased $4.1 million.

General and Administrative Expenses

	Nine Months Ended			Percent Decrease
(Dollars in thousands)	June 30, 2007	June 24, 2006	Decrease
General and administrative expenses	$42,667	$45,108	$(2,441)	(5.4%)
As a percent of total revenues	3.5%	3.3%

General and administrative expenses of $42.7 million for the nine months ended June 30, 2007 decreased $2.4 million, or 5.4%, compared to $45.1 million during the prior year period. The decrease was primarily attributable to $6.9 million lower professional services fees, offset by $3.5 million in higher variable compensation in line with improved earnings and $2.6 million in higher payroll and benefit related expenses. In addition, general and administrative expenses for the nine months ended June 30, 2007 included a $2.0 million gain from our recovery of a substantial portion of legal fees previously incurred in connection with our successful defense of a matter following the 1999 acquisition of certain propane assets from SCANA in North and South Carolina (see Note 11).

Restructuring Charges and Severance Costs.    For the nine months ended June 30, 2007, we recorded severance charges for positions eliminated unrelated to a specific plan of restructuring during the first six months of fiscal 2007 in the amount of $1.5 million. For the nine months ended June 24, 2006, we recorded a restructuring charge of $4.4 million related primarily to employee termination costs incurred to effectuate our field realignment and HVAC restructuring initiatives.

Depreciation and Amortization

	Nine Months Ended			Percent Decrease
(Dollars in thousands)	June 30, 2007	June 24, 2006	Decrease
Depreciation and amortization	$22,137	$24,865	$(2,728)	(11.0%)
As a percent of total revenues	1.8%	1.8%

Depreciation and amortization expense decreased $2.7 million, or 11.0%, to $22.1 million for the nine months ended June 30, 2007, compared to $24.9 million in the prior year period as a result of lower depreciation attributable to asset retirements.

Interest Expense, net

	Nine Months Ended			Percent Decrease
(Dollars in thousands)	June 30, 2007	June 24, 2006	Decrease
Interest expense, net	$27,161	$31,192	$(4,031)	(12.9%)
As a percent of total revenues	2.2%	2.3%

Net interest expense decreased $4.0 million, or 12.9%, to $27.2 million for the nine months ended June 30, 2007, compared to $31.2 million for the nine months ended June 24, 2006. During the first nine months of fiscal 2007, there were no borrowings under our working capital facility as seasonal working capital needs have been funded through improved cash flow and cash on hand, resulting in lower interest expense. In the prior year period, average borrowings under our working capital facility amounted to $13.4 million with a peak borrowing level of $84.0 million. Additionally, as a result of the increased cash on hand, interest income on invested cash has increased compared to the prior year period, thus reducing net interest expense.

Discontinued Operations.    During the first quarter of fiscal 2007, in a non-cash transaction, we completed a transaction in which we disposed of nine customer service centers considered to be non-strategic in exchange for three customer service centers of another company located in Alaska. We reported a $1.0 million gain within discontinued operations in the first quarter of fiscal 2007 for the amount by which the fair value of assets relinquished exceeded the carrying value of the assets relinquished. As described above, during the third quarter of fiscal 2007 we sold one customer service center and reported a gain of $0.2 million.

Net Income and EBITDA.    Net income for the nine months ended June 30, 2007 amounted to $159.4 million, or $4.90 per Common Unit, an improvement of $47.6 million, or 42.6%, compared to the prior year period net income of $111.8 million, or $3.37 per Common Unit. EBITDA (as defined and reconciled below) improved $42.0 million, or 25.0%, to $210.2 million for the nine months ended June 30, 2007 compared to an EBITDA in the prior year period of $168.2 million. Our net income and EBITDA improved, despite lower sales volumes in all operating segments, primarily as a result of our efforts to reduce costs and implement operating efficiencies, as well as from increased margins from an improved customer mix. Also, additional margin opportunities from favorable pricing under certain supply arrangements and from our hedging and risk management activities contributed approximately $20.0 million to the improved operating results.

The following table sets forth (i) our calculations of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities:

	Nine Months Ended
(Dollars in thousands)	June 30, 2007	June 24, 2006
Net income	$159,374	$111,771
Add:
Provision for income taxes	1,529	354
Interest expense, net	27,161	31,192
Depreciation and amortization	22,137	24,865
EBITDA	210,201	168,182
Add (subtract):
Provision for income taxes	(1,529)	(354)
Interest expense, net	(27,161)	(31,192)
Compensation cost recognized under Restricted Unit Plan	2,109	1,648
Gain on disposal of property, plant and equipment, net	(2,401)	(1,189)
Gain on exchange/sale of customer service centers	(1,205)	—
Changes in working capital and other assets and liabilities	(51,999)	(16,211)
Net cash provided by (used in)
Operating activities	$128,015	$120,884
Investing activities	$(14,692)	$(12,425)
Financing activities	$(66,973)	$(84,994)

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities.    Due to the seasonal nature of the propane and fuel oil businesses, cash flows from operating activities are greater during the winter and spring seasons (our second and third fiscal quarters) as customers pay for products purchased during the heating season. For the nine months ended June 30, 2007, net cash provided by operating activities was $128.0 million compared to net cash provided by operating activities of $120.9 million for the first nine months of the prior year. The $7.1 million improvement in operating cash flows was attributable to a $42.9 million increase in earnings, after adjusting for non-cash items in both periods (depreciation, amortization and gains on disposal of assets), partially offset by a $20.0 million voluntary contribution to our defined benefit pension plan in order to fully fund our estimated accumulated benefit obligation, thus substantially reducing, if not eliminating, our future funding requirements and $15.8 million increased investment in working capital in comparison to the first nine months of the prior year.

Investing Activities.    Net cash used in investing activities of $14.7 million for the nine months ended June 30, 2007 consists of capital expenditures of $19.7 million (including $6.8 million for maintenance expenditures and $12.9 million to support the growth of operations), partially offset by the net proceeds from the sale of property, plant and equipment of $5.0 million. Net cash used in investing activities of $12.4 million for the nine months ended June 24, 2006 consisted of capital expenditures of $15.3 million (including $7.0 million for maintenance expenditures and $8.3 million to support growth of operations), partially offset by the net proceeds from the sale of property, plant and equipment of $2.9 million.

Financing Activities.    Net cash used in financing activities for the nine months ended June 30, 2007 of $67.0 million reflects quarterly distributions to Common Unitholders at a rate of $0.6625 per Common Unit paid in respect of the fourth quarter of fiscal 2006 and $0.6875 and $0.70 per Common Unit paid in respect of the first and second quarters of fiscal 2007, respectively. Net cash used in financing activities for the nine months ended June 24, 2006 of $85.0 million reflected the repayment of short-term borrowings of $26.8 million under our Revolving Credit Agreement, long-term debt repayments of $0.5 million and quarterly distributions of $57.8 million to Common Unitholders and the General Partner at a rate of $0.6125 per Common Unit in respect of the fourth quarter of fiscal 2005 and the first and second quarters of fiscal 2006.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

Our long-term borrowings and revolving credit lines consist of $425.0 million in 6.875% senior notes due December 2013 (the ‘‘2003 Senior Notes’’) and a Revolving Credit Agreement at the Operating Partnership level which provides a five-year $125.0 million term loan due March 31, 2010 (the ‘‘Term Loan’’) and a separate working capital facility which provides available credit up to $175.0 million. There were no outstanding borrowings under the working capital facility as of June 30, 2007. There have been no borrowings under our working capital facility since April 2006. We have standby letters of credit issued under the working capital facility of the Revolving Credit Agreement in the aggregate amount of $51.0 million in support of retention levels under our self-insurance programs and certain lease obligations. Therefore, as of June 30, 2007 we had available borrowing capacity of $124.0 million under the working capital facility of the Revolving Credit Agreement. Additionally, under the third amendment to the Revolving Credit Agreement our Operating Partnership is authorized to incur additional indebtedness of up to $10.0 million in connection with capital leases and up to $20.0 million in short-term borrowings during the period from December 1 to April 1 in each fiscal year in order to meet working capital needs during periods of peak demand, if necessary. Because of our operating results and cash flow, we did not make any such short-term borrowings during fiscal 2007.

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

Under the Revolving Credit Agreement, our Operating Partnership must maintain a leverage ratio (the ratio of total debt to EBITDA) of less than 4.0 to 1 and an interest coverage ratio (the ratio of EBITDA to interest expense) of greater than 2.5 to 1 at the Partnership level. The Revolving Credit Agreement and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to our Operating Partnership and us, respectively. These covenants include (i) restrictions on the incurrence of additional indebtedness and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. We were in compliance with all covenants and terms of all of our debt agreements as of June 30, 2007.

Partnership Distributions

We are required to make distributions in an amount equal to all of our Available Cash, as defined in the Third Amended and Restated Partnership Agreement, approximately 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. Available Cash, as defined in the Partnership Agreement, generally means all cash on hand at the end of the respective fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. These reserves are retained for the proper conduct of our business, the payment of debt principal and interest and for distributions during the next four quarters. The Board of Supervisors reviews the level of Available Cash on a quarterly basis based upon information provided by management. As a result of the GP Exchange Transaction, all IDRs held by the General Partner have been cancelled and the General Partner is not entitled to receive any cash distributions in respect of its general partner interests. Accordingly, beginning with the quarterly distribution paid on November 14, 2006 in respect of the fourth quarter of fiscal 2006, 100% of all cash distributions are paid to the holders of Common Units, including the 2.3 million Common Units issued in the GP Exchange Transaction.

On July 26, 2007, we announced a quarterly distribution of $0.7125 per Common Unit, or $2.85 on an annualized basis, in respect of the third quarter of fiscal 2007 payable on August 14, 2007 to holders of record on August 7, 2007. This quarterly distribution included an increase of $0.0125 per Common Unit, or $0.05 per Common Unit on an annualized basis, representing the fourteenth increase since our recapitalization in 1999 and a 12% increase in the quarterly distribution rate since the third quarter of the prior year.

Debt Obligations and Other Commitments

The following table presents short-term and long-term debt obligations, cash interest and future minimum rental commitments due under noncancelable operating lease agreements as of June 30, 2007. For purposes of determining cash interest due under the Term Loan, a variable interest debt instrument, we have used the interest rate in effect as of June 30, 2007, taking into consideration the impact of the interest rate swap described above.

	Payments due by period
(Dollars in thousands)	Remainder of Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011 and thereafter	Total
Short-term and long-term debt	$—	$—	$—	$125,000	$425,000	$550,000
Future interest payments	2,350	38,619	38,619	36,269	102,265	218,122
Operating leases	4,912	12,822	9,000	6,320	6,812	39,866
Total debt obligations, cash interest and lease commitments	$7,262	$51,441	$47,619	$167,589	$534,077	$807,988

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. At June 30, 2007, we had accrued pension obligations of $14.0 million. In June 2007, we made a voluntary cash contribution from cash on hand of $20.0 million to our defined benefit pension plan in order to fully fund our estimated accumulated benefit obligation, thus substantially reducing, if not eliminating, our future funding requirements. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000. At June 30, 2007, we had accrued retiree health and life benefits of $29.5 million.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At June 30, 2007, we had accrued insurance liabilities of $37.8 million, net of a $13.7 million asset related to the amount of the liability expected to be covered by insurance carriers. Additionally, we have standby letters of credit in the aggregate amount of $51.0 million in support of our casualty insurance coverage and certain lease obligations, which expire periodically through April 15, 2008.

Additionally, we have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2014. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the difference. Although the equipment’s fair value at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $14.2 million. Of this amount, the fair value of residual value guarantees for operating leases entered into after December 31, 2002 were $9.4 million and $8.3 million as of June 30, 2007 and September 30, 2006, respectively, which is reflected in other liabilities, with a corresponding amount included within other assets in the accompanying condensed consolidated balance sheets.

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (‘‘SFAS 159’’). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which will be our 2009 fiscal year beginning September 30, 2008. We are currently in the process of evaluating the impact that SFAS 159 may have on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 103 and 132R’’ (‘‘SFAS 158’’). SFAS 158 requires companies to recognize the funded status of pension and other postretirement benefit plans on sponsoring employers’ balance sheets and to recognize changes in the funded status in the year the changes occur. It also requires the measurement date of plan assets and obligations to occur at the end of the employer’s fiscal year. SFAS 158 is effective as of the end of our fiscal 2007. Based on our funded status and the consolidated balance sheet recognition as of September 30, 2006 (as disclosed in Note 13 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006), adoption of SFAS 158 is not expected to have a significant impact on our consolidated financial position since the accrued pension liability already reflects the funded status of the defined benefit pension plan. The actual impact from the adoption of SFAS 158 on the consolidated financial statements for the year ending September 29, 2007 will depend upon changes in economic assumptions such as discount rates, measurement of fair values of plan assets, other possible changes in actuarial assumptions that may occur in connection with the upcoming fiscal 2007 measurement date, as well as from the voluntary contribution made during the third quarter of fiscal 2007 to fund to the level of the estimated accumulated benefit obligation.

Also in September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. Like SFAS 159 above,

SFAS 157 will be effective for fiscal years beginning after November 15, 2007, which will be our 2009 fiscal year beginning September 30, 2008. We are currently in the process of evaluating the impact that SFAS 157 may have on our consolidated financial position, results of operations and cash flows.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We enter into product supply contracts that are generally one-year agreements subject to annual renewal, and also purchase product on the open market. Our propane supply contracts typically provide for pricing based upon index formulas using the posted prices established at major supply points such as Mont Belvieu, Texas, or Conway, Kansas (plus transportation costs) at the time of delivery. In addition, to supplement our annual purchase requirements, we may utilize forward fixed price purchase contracts to acquire a portion of the propane that we resell to our customers, which allows us to manage our exposure to unfavorable changes in commodity prices and to assure adequate physical supply. The percentage of contract purchases, and the amount of supply contracted for under forward contracts at fixed prices, will vary from year to year based on market conditions. In certain instances, and when market conditions are favorable as was the case in the fuel oil market during the first half of fiscal 2007, we are able to purchase product under our supply arrangements at a discount to the market.

Product cost changes can occur rapidly over a short period of time and can impact profitability. We attempt to reduce price risk by pricing product on a short-term basis. The level of priced, physical product maintained in storage facilities and at our customer service centers for immediate sale to our customers will vary depending on several factors, including, but not limited to, price, availability of supply and demand given the time of year. Typically, our on hand priced position does not exceed more than four weeks of our supply needs and, during the peak heating season, typically not more than two weeks of supply is maintained in inventory. In the course of normal operations, we routinely enter into contracts such as forward priced physical contracts for the purchase or sale of propane and fuel oil that, under SFAS 133, qualify for and are designated as a normal purchase or normal sale contract. Such contracts are exempted from the fair value accounting requirements of SFAS 133 and are accounted for at the time product is purchased or sold under the related contract.

Under our hedging and risk management strategies, we enter into a combination of exchange-traded futures and option contracts, forward contracts and, in certain instances, over-the-counter options (collectively, ‘‘derivative instruments’’) to manage the price risk associated with priced, physical product and with future purchases of the commodities used in our operations, principally propane and fuel oil, as well as to ensure the availability of product during periods of high demand. Futures and forward contracts require that we sell or acquire propane or fuel oil at a fixed price for delivery at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane or fuel oil at a specified price during a specified time period. However, the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of the product to the respective party or are settled by the payment of a net amount equal to the difference between the then current price and the fixed contract price. To the extent that we utilize derivative instruments to manage exposure to commodity price risk and commodity prices move adversely in relation to the contracts, we could suffer losses on those derivative instruments when settled. Conversely, if prices move favorably, we could realize gains.

As a result of various market factors during the first half of fiscal 2007, particularly commodity price volatility during the first four months of the fiscal year, we experienced additional margin opportunities due to favorable pricing under certain supply arrangements and from our hedging and risk management activities. These market conditions generated additional operating profit of approximately $20.0 million during the nine months ended June 30, 2007 compared to the comparable prior year period. However, supply and risk management transactions may not always result in increased product margins and there can be no assurance that these favorable market conditions will be present in the future in order to provide the additional margin opportunities realized during fiscal 2007.

Market Risk

We are subject to commodity price risk to the extent that propane or fuel oil market prices deviate from fixed contract settlement amounts. Futures traded with brokers of the NYMEX require daily cash settlements in margin accounts. Forward and option contracts are generally settled at the expiration of the contract term either by physical delivery or through a net settlement mechanism. Market risks associated with futures, options and forward contracts are monitored daily for compliance with our Hedging and Risk Management Policy which includes volume limits for open positions. Open inventory positions are reviewed and managed daily as to exposures to changing market prices.

Credit Risk

Futures and fuel oil options are guaranteed by the NYMEX and, as a result, have minimal credit risk. We are subject to credit risk with over-the-counter, forward and propane option contracts to the extent the counterparties do not perform. We evaluate the financial condition of each counterparty with which we conduct business and establish credit limits to reduce exposure to credit risk of non-performance.

Interest Rate Risk

A portion of our long-term borrowings bear interest at a variable rate based upon either LIBOR or Wachovia National Bank’s prime rate, plus an applicable margin depending on the level of our total leverage. Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. On March 31, 2005, we entered into a $125.0 million interest rate swap contract in conjunction with the Term Loan facility under the Revolving Credit Agreement. The interest rate swap is being accounted for under SFAS 133 and has been designated as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized in other comprehensive income until the hedged item is recognized in earnings. At June 30, 2007, the fair value of the interest rate swap was $2.0 million representing an unrealized gain and is included within other assets with a corresponding credit in OCI.

Accounting for Derivative Instruments and Hedging Activities

All of our derivative instruments are reported on the balance sheet, within other current assets or other current liabilities, at their fair values pursuant to SFAS 133. On the date that futures, forward and option contracts are entered into, we make a determination as to whether the derivative instrument qualifies for designation as a hedge. Changes in the fair value of derivative instruments are recorded each period in current period earnings or OCI, depending on whether a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivative instruments designated as cash flow hedges, we formally assess, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in OCI to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of cash flow hedges used to hedge future purchases are immediately recognized in cost of products sold. Changes in the fair value of derivative instruments that are not designated as cash flow hedges, and that do not meet the normal purchase and normal sale exemption under SFAS 133, are recorded within cost of products sold as they occur.

At June 30, 2007, the fair value of derivative instruments described above resulted in derivative liabilities of $0.6 million included within other current liabilities. Cost of products sold included unrealized (non-cash) losses of $0.2 million and $7.8 million for the three and nine months ended June 30, 2007, respectively, and unrealized (non-cash) gains of $1.0 million and $7.5 million for the three and nine months ended June 24, 2006, respectively, attributable to the change in fair value of derivative instruments not designated as cash flow hedges.

Sensitivity Analysis

In an effort to estimate our exposure to unfavorable market price changes in propane or fuel oil, a sensitivity analysis of open positions as of June 30, 2007 was performed. Based on this analysis, a hypothetical 10% adverse change in market prices for each of the future months for which a futures, forward and/or option contract exists indicates either a reduction in potential future gains or potential losses in future earnings of $3.7 million as of June 30, 2007. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of June 30, 2007. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of June 30, 2007, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

(b)    There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II

ITEM 6.    EXHIBITS

(a)    Exhibits

3.1	Third Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of October 19, 2006, as amended on July 31, 2007.
10.1	Suburban Propane Partners, L.P. 2000 Restricted Unit Plan, as amended and restated effective October 17, 2006 and as further amended on July 31, 2007.
10.2	Suburban Propane, L.P. 2003 Long Term Incentive Plan, as amended on October 17, 2006 and as further amended on July 31, 2007.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Vice President and Chief Financial Officer.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of the Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUBURBAN PROPANE PARTNERS, L.P.

August 9, 2007	By:	/s/ ROBERT M. PLANTE
Date		Robert M. Plante Vice President and Chief Financial Officer
August 9, 2007	By:	/s/ MICHAEL A. STIVALA
Date		Michael A. Stivala Controller and Chief Accounting Officer