Form 10-K
period 2007-09-29
SUBURBAN PROPANE PARTNERS LP
filed 2007-11-28
CIK 1005210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended September 29, 2007

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

The aggregate market value as of March 30, 2007 of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($44.00 per unit), was approximately $1,437,667,000.

Documents Incorporated by Reference: None	Total number of pages (excluding Exhibits): 136

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements (‘‘Forward-Looking Statements’’) as defined in the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, relating to future business expectations and predictions and financial condition and results of operations of Suburban Propane Partners, L.P. (the ‘‘Partnership’’). Some of these statements can be identified by the use of forward-looking terminology such as ‘‘prospects,’’ ‘‘outlook,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘intends,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘anticipates,’’ ‘‘expects’’ or ‘‘plans’’ or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements (statements contained in this Annual Report identifying such risks and uncertainties are referred to as ‘‘Cautionary Statements’’). The risks and uncertainties and their impact on the Partnership’s results include, but are not limited to, the following risks:

•	The impact of weather conditions on the demand for propane, fuel oil and other refined fuels, natural gas and electricity;

•	Fluctuations in the unit cost of propane, fuel oil and other refined fuels and natural gas, and the impact of price increases on customer conservation;

•	The ability of the Partnership to compete with other suppliers of propane, fuel oil and other energy sources;

•	The impact on the price and supply of propane, fuel oil and other refined fuels from the political, military or economic instability of the oil producing nations, global terrorism and other general economic conditions;

•	The ability of the Partnership to acquire and maintain reliable transportation for its propane, fuel oil and other refined fuels;

•	The ability of the Partnership to retain customers;

•	The impact of energy efficiency and technology advances on the demand for propane and fuel oil;

•	The ability of management to continue to control expenses;

•	The impact of changes in applicable statutes and government regulations, or their interpretations, including those relating to the environment and global warming and other regulatory developments on the Partnership’s business;

•	The impact of legal proceedings on the Partnership’s business;

•	The impact of operating hazards that could adversely affect the Partnership’s operating results to the extent not covered by insurance; and

•	The Partnership’s ability to make strategic acquisitions and successfully integrate them.

Some of these Forward-Looking Statements are discussed in more detail in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ in this Annual Report. On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings with the Securities and Exchange Commission (‘‘SEC’’), press releases or oral statements made by or with the approval of one of the Partnership’s authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking Statements, which reflect management’s view only as of the date made. The Partnership undertakes no obligation to update any Forward-Looking Statement or Cautionary Statement, except as required by law. All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Annual Report and in future SEC reports. For a more complete discussion of specific factors which could cause actual results to differ from those in the Forward-Looking Statements or Cautionary Statements, see ‘‘Risk Factors’’ in this Annual Report.

PART I

ITEM 1.	BUSINESS

Development of Business

Suburban Propane Partners, L.P. (the ‘‘Partnership’’), a publicly traded Delaware limited partnership, is a nationwide marketer and distributor of a diverse array of products meeting the energy needs of our customers. We specialize in the distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In support of our core marketing and distribution operations, we install and service a variety of home comfort equipment, particularly in the areas of heating, ventilation and air conditioning (‘‘HVAC’’). We believe, based on LP/Gas Magazine dated February 2007, that we are the fourth largest retail marketer of propane in the United States, measured by retail gallons sold in the year 2006. As of September 29, 2007, we were serving the energy needs of approximately 1,000,000 active residential, commercial, industrial and agricultural customers through approximately 300 locations in 30 states located primarily in the east and west coast regions of the United States, including Alaska. We sold approximately 432.5 million gallons of propane to retail customers and 104.5 million gallons of fuel oil and refined fuels during the year ended September 29, 2007. Together with our predecessor companies, we have been continuously engaged in the retail propane business since 1928.

We conduct our business principally through Suburban Propane, L.P., a Delaware limited partnership, which operates our propane business and assets (the ‘‘Operating Partnership’’), and its direct and indirect subsidiaries. Our general partner, and the general partner of our Operating Partnership, is Suburban Energy Services Group LLC (the ‘‘General Partner’’), a Delaware limited liability company. Since October 19, 2006, the General Partner has had no economic interest in either the Partnership or the Operating Partnership other than as a holder of 784 Common Units of the Partnership. Prior to October 19, 2006, the General Partner was majority-owned by senior management of the Partnership and owned an approximate combined 1.75% general partner interest in the Partnership and the Operating Partnership.

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

Subsidiaries of the Operating Partnership include Suburban Sales and Service, Inc. (the ‘‘Service Company’’), which conducts a portion of the Partnership’s service work and appliance and parts businesses. The Service Company is the sole member of Gas Connection, LLC (d/b/a HomeTown Hearth & Grill), and Suburban Franchising, LLC. HomeTown Hearth & Grill sells and installs natural gas and propane gas grills, fireplaces and related accessories and supplies through six retail stores in the northwest and northeast regions as of September 29, 2007. Suburban Franchising creates and develops propane related franchising business opportunities.

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

Upon written request or through a link from our website at www.suburbanpropane.com, we will provide, without charge, copies of our Annual Report on Form 10-K for the year ended September 29, 2007, each of the Quarterly Reports on Form 10-Q, current reports filed or furnished on Form 8-K and all amendments to such reports as soon as is reasonably practicable after such reports are electronically filed with or furnished to the SEC. Requests should be directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.

Our Strategy

Our business strategy is to deliver increasing value to our Unitholders through initiatives, both internal and external, that are geared toward achieving sustainable profitable growth and increased quarterly distributions.    The following are key elements of our strategy:

Internal Focus on Driving Operating Efficiencies, Reducing Our Cost Structure and Enhancing Our Customer Mix.    We focus internally on improving the efficiency of our existing operations, managing our cost structure and improving our customer mix. Through investments in our technology infrastructure, we continue to seek to improve operating efficiencies, particularly in the areas of routing, forecasting customer usage, inventory control and customer tracking. In furtherance of this strategy and to leverage our investments in technology, over the past two fiscal years (beginning at the end of fiscal 2005), we implemented plans to streamline our operating footprint and management structure, drive operating efficiencies, and refocus our HVAC activities on service offerings to support our existing customer base within our core operating segments. While the majority of the specific initiatives under these plans were executed by the end of fiscal 2007, our focus on operating efficiencies and on our cost structure is an ongoing process intended to support our strategy of achieving sustainable profitable growth.

In addition, we continually evaluate our customer base and, in particular, focus on customers that provide a proper return. In that regard, our efforts to strategically exit certain lower margin business in both our propane and fuel oil and refined fuels segments has resulted in a reduction in volumes sold, yet has had a favorable impact on overall segment profitability. Specifically, in our propane segment, our residential customer base accounted for a higher percentage of our overall volumes sold in fiscal 2007 compared to prior years, primarily from the reduction of certain low margin commercial, industrial and agricultural customers. In our fuel oil and refined fuels segment, our decision in fiscal 2005 to begin to exit the majority of our lower margin diesel and gasoline businesses has resulted in a decrease in volumes sold in fiscal 2007 compared to prior years.

Growing Our Customer Base by Improving Customer Retention and Acquiring New Customers.     We set clear objectives to focus our employees on seeking new customers and retaining existing customers by providing world-class customer service. We believe that customer satisfaction is a critical factor in the growth and success of our operations. ‘‘Our Business is Customer Satisfaction’’ is one of our core operating philosophies. We measure and reward our customer service centers based on a combination of profitability of the individual customer service center and net customer growth.

Selective Acquisitions of Complementary Businesses or Assets.    Externally, we seek to extend our presence or diversify our product offerings through selective acquisitions. Our acquisition strategy is to focus on businesses with a relatively steady cash flow that will extend our presence in strategically attractive markets, complement our existing business segments or provide an opportunity to diversify our operations with other energy-related assets. While we are active in this area, we are also very patient and deliberate in evaluating acquisition candidates. There were no acquisitions completed during fiscal 2007, 2006 or 2005 as we focused internally on driving efficiencies, reducing costs and integrating the operations of Agway Energy which were acquired in fiscal 2004. However, during fiscal 2007 we completed a non-cash transaction in which we disposed of nine customer service centers considered to be in markets that were non-strategic to our operations in exchange for three customer service centers located in Alaska, thus expanding our presence in this strategically attractive market.

Selective Disposition of Non-Strategic Assets.    We continuously evaluate our existing facilities to identify opportunities to optimize our return on assets by selectively divesting operations in slower growing markets, generating proceeds that can be reinvested in markets that present greater opportunities for growth. Our objective is to fully exploit the growth and profit potential of all of our assets. In that regard, on October 2, 2007 (subsequent to the end of fiscal 2007) we completed the sale of our Tirzah, South Carolina underground granite propane storage cavern, and associated 62-mile pipeline, for approximately $54.0 million in net proceeds which will be reinvested in the business.

Business Segments

We manage and evaluate our operations in six segments, four of which are reportable segments: Propane, Fuel Oil and Refined Fuels, Natural Gas and Electricity and HVAC. These business segments are described below. See Note 16 to the Consolidated Financial Statements included in this Annual Report for financial information about our business segments.

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

Product Distribution and Marketing

We distribute propane through a nationwide retail distribution network consisting of approximately 300 locations in 30 states as of September 29, 2007. Our operations are concentrated in the east and west coast regions of the United States, including Alaska. In fiscal 2007, we serviced approximately 791,000 active propane customers. Typically, our customer service centers are located in suburban and rural areas where natural gas is not readily available. Generally, these customer service centers consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. Most of our residential customers receive their propane supply through an automatic delivery system that eliminates the customer’s need to make an affirmative purchase decision. These deliveries are scheduled through computer technology, based upon each customer’s historical consumption patterns and prevailing weather conditions. Additionally, as is common practice in the industry, we offer our customers a budget payment plan whereby the customer’s estimated annual propane purchases and service contracts are paid for in a series of estimated equal monthly payments over a twelve-month period. From our customer service centers, we also sell, install and service equipment to customers who purchase propane from us including heating and cooking appliances, hearth products and supplies and, at some locations, propane fuel systems for motor vehicles.

We sell propane primarily to six customer markets: residential, commercial, industrial (including engine fuel), agricultural, other retail users and wholesale. Approximately 91% of the propane gallons sold by us in fiscal 2007 were to retail customers: 44% to residential customers, 31% to commercial customers, 10% to industrial customers, 6% to agricultural customers and 9% to other retail users. The balance of approximately 9% of the propane gallons sold by us in fiscal 2007 was for risk management activities and wholesale customers. Sales to residential customers in fiscal 2007 accounted for approximately 70% of our margins on retail propane sales, reflecting the higher-margin nature of the residential market. No single customer accounted for 10% or more of our propane revenues during fiscal 2007.

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

Supply

Our propane supply is purchased from approximately 66 oil companies and natural gas processors at approximately 125 supply points located in the United States and Canada. We make purchases primarily under one-year agreements that are subject to annual renewal, and also purchase propane on the spot market. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on prevailing market prices. Some of these agreements provide maximum and minimum seasonal purchase guidelines. Propane is generally transported from refineries, pipeline terminals, storage facilities (including our storage facility in Elk Grove, California) and coastal terminals to our customer service centers by a combination of common carriers, owner-operators and railroad tank cars. See Item 2 of this Annual Report.

Historically, supplies of propane have been readily available from our supply sources. Although we make no assurance regarding the availability of supplies of propane in the future, we currently expect to be able to secure adequate supplies during fiscal 2008. During fiscal 2007, Targa Liquids Marketing and Trade (‘‘Targa’’) and Enterprise Products Operating L.P. (‘‘Enterprise’’) provided approximately 18% and 10%, respectively, of our total domestic propane purchases. Aside from these two suppliers, no single supplier provided more than 10% of our total domestic propane supply during fiscal 2007. The availability of our propane supply is dependent on several factors, including the severity of winter weather and the price and availability of competing fuels, such as natural gas and fuel oil. We believe that if supplies from Targa or Enterprise were interrupted, we would be able to secure adequate propane supplies from other sources without a material disruption of our operations. Nevertheless, the cost of acquiring such propane might be higher and, at least on a short-term basis, margins could be affected. Approximately 94% of our total propane purchases were from domestic suppliers in fiscal 2007.

We seek to reduce the effect of propane price volatility on our product costs and to help ensure the availability of propane during periods of short supply. We are currently a party to propane futures transactions on the New York Mercantile Exchange (‘‘NYMEX’’) and to forward and option contracts with various third parties to purchase and sell product at fixed prices in the future. These activities are monitored by our senior management through enforcement of our Hedging and Risk Management Policy. See Items 7 and 7A of this Annual Report.

We own and operate a large propane storage facility in California. We also operate smaller storage facilities in other locations and have rights to use storage facilities in additional locations (including our former facility in Tirzah, South Carolina). These storage facilities enable us to buy and store large quantities of propane particularly during periods of low demand, which generally occur during the summer months. This practice helps ensure a more secure supply of propane during periods of intense demand or price instability. As of September 29, 2007, the majority of our storage capacity in California was leased to third parties. On October 2, 2007, we completed the sale of our Tirzah, South Carolina underground granite propane storage cavern, and associated 62-mile pipeline.

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

In addition to competing with suppliers of other energy sources, our propane operations compete with other retail propane distributors. The retail propane industry is highly fragmented and competition generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry statistics contained in 2005 Sales of Natural Gas Liquids and Liquefied Refinery Gases, as published by the American Petroleum Institute in March 2007, and LP/Gas Magazine dated February 2007, the ten largest retailers, including us, account for approximately 39% of the total retail sales of propane in the United States, and no single marketer has a greater than 10% share of the total retail propane market in the United States. Most of our customer service centers compete with five or more marketers or distributors. However, each of our customer service centers operates in its own competitive environment because retail marketers tend to locate in close proximity to customers in order to lower the cost of providing service. Our typical customer service center has an effective marketing radius of approximately 50 miles, although in certain rural areas the marketing radius may be extended by a satellite office.

Fuel Oil and Refined Fuels

Product Distribution and Marketing

We market and distribute fuel oil, kerosene, diesel fuel and gasoline to approximately 97,000 residential and commercial customers in the northeast region of the United States. Sales of fuel oil and refined fuels for fiscal 2007 amounted to 104.5 million gallons. Approximately 60% of the refined fuel gallons sold by us in fiscal 2007 were to residential customers, principally for home heating, 8% were to commercial customers, 3% were to agricultural and 1% to other users. Fuel oil has a more limited use, compared to propane, for space and water heating in residential and commercial buildings. We sell diesel fuel and gasoline to commercial and industrial customers for use primarily to propel motor vehicles. Due to the low margin nature of the diesel fuel and gasoline businesses, at the end of fiscal 2005 we made a decision to reduce our emphasis on these activities and, in certain instances, exited the business. Sales of diesel and gasoline accounted for the remaining 28% of total volumes sold in this segment during fiscal 2007.

Approximately 70% of our fuel oil customers receive their fuel oil under an automatic delivery system without the customer having to make an affirmative purchase decision. These deliveries are scheduled through computer technology, based upon each customer’s historical consumption patterns and prevailing weather conditions. Additionally, as is common practice in the industry, we offer our customers a budget payment plan whereby the customer’s estimated annual fuel oil purchases and service contracts are paid for in a series of estimated equal monthly payments over a twelve-month period. From our customer service centers, we also sell, install and service equipment to customers who purchase fuel oil from us including heating appliances.

Deliveries of fuel oil are usually made to customers by means of tankwagon trucks, which have capacities ranging from 2,500 gallons to 3,000 gallons. Fuel oil is pumped from the tankwagon truck into a stationary storage tank that is located on the customer’s premises, which is owned by the customer. The capacity of customer storage tanks ranges from approximately 275 gallons to approximately 1,000 gallons. No single customer accounted for 10% or more of our fuel oil revenues during fiscal 2007.

Supply

We obtain fuel oil and other refined fuels in either pipeline, truckload or tankwagon quantities, and have contracts with certain pipeline and terminal operators for the right to temporarily store fuel oil at more than 13 terminal facilities we do not own. We have arrangements with certain suppliers of fuel oil, which provide open access to fuel oil at specific terminals throughout the northeast. Additionally, a portion of our purchases of fuel oil are made at local wholesale terminal racks. In most cases, the supply contracts do not establish the price of fuel oil in advance; rather, prices are typically established based upon market prices at the time of delivery plus or minus a differential to market for transportation and volume discounts. We purchase fuel oil from nearly 23 suppliers at approximately 69 supply points. While fuel oil supply is more susceptible to longer periods of constraint than propane, we believe that our supply arrangements will provide us with sufficient supply sources. Although we make no assurance regarding the availability of supplies of fuel oil in the future, we currently expect to be able to secure adequate supplies during fiscal 2008.

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

Natural Gas and Electricity

We market natural gas and electricity through our wholly-owned subsidiary Agway Energy Services, LLC (‘‘AES’’) in the deregulated markets of New York and Pennsylvania primarily to residential and small commercial customers. Historically, local utility companies provided their customers with all three aspects of electric and natural gas service: generation, transmission and distribution. However, under deregulation, public utility commissions in several states are licensing energy service companies, such as AES, to act as alternative suppliers of the commodity to end consumers. In essence, we make arrangements for the supply of electricity or natural gas to specific delivery points. The local utility companies continue to distribute electricity and natural gas on their distribution systems. The business strategy of this business segment is to expand its market share by concentrating on growth in the customer base and expansion into other deregulated markets that are considered strategic markets.

We serve nearly 71,000 natural gas and electricity customers in New York and Pennsylvania. During fiscal 2007, we sold approximately 4.4 million dekatherms of natural gas and 510.3 million kilowatt hours of electricity through the natural gas and electricity segment. Approximately 90% of our customers were residential households and the remainder were small commercial and industrial customers. New accounts are obtained through numerous marketing and advertising programs, including telemarketing and direct mail initiatives. Most local utility companies have established billing service arrangements whereby customers receive a single bill from the local utility company which includes distribution charges from the local utility company, as well as product charges for the amount of natural gas or electricity provided by AES and utilized by the customer. We have arrangements with several local utility companies that provide billing and collection services for a fee. Under these arrangements, we are paid by the local utility company for all or a portion of customer billings after a specified number of days following the customer billing with no further recourse to AES.

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

HVAC

We sell, install and service all types of whole-house heating products, air cleaners, humidifiers, de-humidifiers, hearth products and space heaters to the customers of our propane, fuel oil, natural gas and electricity products. We also offer services such as duct cleaning, air balancing and energy audits to those customers. Our supply needs are filled through supply arrangements with several large regional equipment manufacturers and distribution companies. Competition in this business segment is primarily with small, local HVAC providers and contractors, as well as, to a lesser extent, other regional service providers. During the third quarter of fiscal 2006, we initiated plans to restructure our HVAC service offerings and eliminated certain stand-alone installation activities. See Note 6 to the consolidated financial statements in this Annual Report. The focus of our ongoing service offerings will be in support of the service needs of our existing customer base within our propane, refined fuels and natural gas and electricity business segments. Additionally, we have entered into arrangements with third-party service providers to complement and, in certain instances, supplement our existing service capabilities.

All Other

Activities from our HomeTown Hearth & Grill and Suburban Franchising subsidiaries comprise the all other business caption.

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

Trademarks and Tradenames

We utilize a variety of trademarks and tradenames owned by us, including ‘‘Suburban Propane,’’ ‘‘Gas Connection’’ and ‘‘HomeTown Hearth & Grill.’’ Additionally, in connection with the Agway Acquisition, we acquired rights to certain trademarks and tradenames, including ‘‘Agway Propane,’’ ‘‘Agway’’ and ‘‘Agway Energy Products’’ in connection with the distribution of petroleum-based fuel and sales and service of HVAC equipment. We regard our trademarks, tradenames and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products and services.

Government Regulation; Environmental and Safety Matters

We are subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes and can require the investigation and cleanup of environmental contamination. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (‘‘CERCLA’’), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA, also known as the ‘‘Superfund’’ law, imposes joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a ‘‘hazardous substance’’ into the environment. Propane is not a hazardous substance within the meaning of CERCLA, whereas fuel oil is considered a hazardous substance. We own real property at locations where such hazardous substances may be present as a result of prior activities.

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

As of September 29, 2007, we had accrued environmental liabilities of $2.6 million representing the total estimated future liability for remediation and monitoring. For the portion of the estimated environmental liability that is recoverable under state environmental reimbursement funds, we record an asset within other assets related to the amount of the liability expected to be reimbursed by state agencies, which amounted to $0.1 million as of September 29, 2007.

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

The Department of Homeland Security (‘‘DHS’’) has published new regulations under 6 CFR Part 27 Chemical Facility Anti-Terrorism Standards. Our facilities are registered with the DHS and are proceeding through the screening process. Because our facilities are currently operating under the security programs developed under guidelines issued by the Department of Transportation, Department of Labor and Environmental Protection Agency, we do not anticipate that we will incur additional material liabilities to comply with the DHS regulations.

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

Employees

As of September 29, 2007, we had 3,144 full time employees, of whom 416 were engaged in general and administrative activities (including fleet maintenance), 43 were engaged in transportation and product supply activities and 2,685 were customer service center employees. As of September 29, 2007, 91 of our employees were represented by 8 different local chapters of labor unions. We believe that our relations with both our union and non-union employees are satisfactory. From time to time, we hire temporary workers to meet peak seasonal demands.

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

Cash distributions on our Common Units are not guaranteed, and depend primarily on our cash flow and our cash on hand. Because they are not dependent on profitability, which is affected by non-cash items, our cash distributions might be made during periods when we record losses and might not be made during periods when we record profits.

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

We have substantial indebtedness. Our debt agreements may limit our ability to make distributions to Unitholders, as well as our financial flexibility.

As of September 29, 2007, we had total outstanding borrowings of $550.0 million, including $425.0 million of senior notes issued by the Partnership and our wholly-owned subsidiary, Suburban Energy Finance Corporation, and $125.0 million of borrowings under the Operating Partnership’s revolving credit facility. The payment of principal and interest on our debt will reduce the cash available to make distributions on our Common Units. In addition, we will not be able to make any distributions to our Unitholders if there is, or after giving effect to such distribution, there would be, an event of default under the indenture governing the senior notes. The amount of distributions that the Partnership makes to its Unitholders is limited by the senior notes, and the amount of distributions that the Operating Partnership may make to the Partnership is limited by the revolving credit facility. The amount and terms of our debt may also adversely affect our ability to finance future operations and capital needs, limit our ability to pursue acquisitions and other business opportunities and make our results of operations more susceptible to adverse economic and industry conditions. In addition to our outstanding indebtedness, we may in the future incur additional debt to finance acquisitions or for general business purposes, which could result in an increase in our leverage. Our ability to make principal and interest payments depends on our future performance, which is subject to many factors, some of which are beyond our control.

Unitholders have limited voting rights.

A Board of Supervisors manages our operations. Our Unitholders have only limited voting rights on matters affecting our business, including the right to elect the members of our Board of Supervisors every three years.

It may be difficult for a third party to acquire us, even if doing so would be beneficial to our Unitholders.

Some provisions of our Partnership Agreement may discourage, delay or prevent third parties from acquiring us, even if doing so would be beneficial to our Unitholders. For example, our Partnership Agreement contains a provision, based on Section 203 of the Delaware General Corporation Law, that generally prohibits the Partnership from engaging in a business combination with a 15% or greater Unitholder for a period of three years following the date that person or entity acquired at least 15% of our outstanding Common Units, unless certain exceptions apply. Additionally, our Partnership Agreement sets forth advance notice procedures for a Unitholder to nominate a Supervisor to stand for election, which procedures may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of Supervisors or otherwise attempting to obtain control of the Partnership. These nomination procedures may not be revised or repealed, and inconsistent provisions may not be adopted, without the approval of the holders of at least 66-2/3% of the outstanding Common Units. These provisions may have an anti-takeover effect with respect to transactions not approved in advance by our Board of Supervisors, including discouraging attempts that might result in a premium over the market price of the Common Units held by our Unitholders.

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

Our Partnership Agreement generally allows us to issue additional limited partner interests and other equity securities without the approval of our Unitholders. Therefore, when we issue additional Common Units or securities ranking on a parity with the Common Units, each Unitholder’s proportionate partnership interest will decrease, and the amount of cash distributed on each Common Unit and the market price of Common Units could decrease. The issuance of additional Common Units will also diminish the relative voting strength of each previously outstanding Common Unit. In addition, the issuance of additional Common Units will, over time, result in the allocation of additional taxable income, representing built-in gains at the time of the new issuance, to those Common Unitholders that existed prior to the new issuance.

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

Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. For example, average temperatures in our service territories were 6% warmer than normal for the year ended September 29, 2007 compared to 11% warmer than normal temperatures in fiscal 2006 and 6% warmer than normal temperatures in fiscal 2005, as reported by the National Oceanic and Atmospheric Administration (‘‘NOAA’’). Furthermore, variations in weather in one or more regions in which we operate can significantly affect the total volume of propane, fuel oil and other refined fuels and natural gas we sell and, consequently, our results of operations. Variations in the weather in the northeast, where we have a greater concentration of higher margin residential accounts and substantially all of our fuel oil and natural gas operations, generally have a greater impact on our operations than variations in the weather in other markets. We can give no assurance that the weather conditions in any quarter or year will not have a material adverse effect on our operations, or that our available cash will be sufficient to pay principal and interest on our indebtedness and distributions to Unitholders.

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

The retail propane and fuel oil industries are mature and highly competitive. We expect overall demand for propane to remain relatively constant over the next several years, while we expect the overall demand for fuel oil to be relatively flat to moderately declining during the same period. Year-to-year industry volumes of propane and fuel oil are expected to be primarily affected by weather patterns and from competition intensifying during warmer than normal winters, as well as from the impact of a sustained higher commodity price environment on customer conservation.

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

The national trend toward increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, has adversely affected the demand for propane and fuel oil by our retail customers which, in turn, has resulted in lower sales volumes to our customers. In addition, recent economic conditions may lead to additional conservation by retail customers to further reduce their heating costs, particularly during periods of sustained higher commodity prices as has been the case over the past three fiscal years. Future technological advances in heating, conservation and energy generation may adversely affect our financial condition and results of operations.

Our operating results and ability to generate sufficient cash flow to pay principal and interest on our indebtedness, and to pay distributions to Unitholders, may be affected by our ability to continue to control expenses.

The propane and fuel oil industries are mature and highly fragmented with competition from other multi-state marketers and thousands of smaller local independent marketers. Demand for propane and fuel oil is expected to be affected by many factors beyond our control, including, but not limited to, the severity of weather conditions during the peak heating season, customer conservation driven by high energy costs and other economic factors, as well as technological advances impacting energy efficiency. Accordingly, our propane and fuel oil sales volumes and related gross margins may be negatively affected by these factors beyond our control. Our operating profits and ability to generate sufficient cash flow may depend on our ability to continue to control expenses in line with sales volumes. We can give no assurance that we will be able to continue to control expenses to the extent necessary to reduce the effect on our profitability and cash flow from these factors.

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

As of September 29, 2007, we owned approximately 75% of our customer service center and satellite locations and leased the balance of our retail locations from third parties. We own and operate a 22 million gallon refrigerated, aboveground propane storage facility in Elk Grove, California. Effective October 2, 2007, we sold our 60 million gallon underground propane storage cavern in Tirzah, South Carolina. Additionally, we own our principal executive offices located in Whippany, New Jersey.

The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 29, 2007, we had a fleet of 11 transport truck tractors, of which we owned two, and 21 railroad tank cars, of which we owned one. In addition, as of September 29, 2007 we had 991 bobtail and rack trucks, of which we owned approximately 36%, 187 fuel oil tankwagons, of which we owned approximately 68%, and 1,333 other delivery and service vehicles, of which we owned approximately 52%. We lease the vehicles we do not own. As of September 29, 2007, we also owned approximately 831,401 customer propane storage tanks with typical capacities of 100 to 500 gallons, 173,835 customer propane storage tanks with typical capacities of over 500 gallons and 242,678 portable propane cylinders with typical capacities of five to ten gallons.

ITEM 3.	LEGAL PROCEEDINGS

Litigation

Our operations are subject to all operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. As a result, we have been, and will continue to be, a defendant in various legal proceedings and litigation arising in the ordinary course of business. We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. We believe that the self-insured retentions and coverage we maintain are reasonable and prudent. Although any litigation is inherently uncertain, based on past experience, the information currently available to us, and the amount of our self-insurance reserves for known and unasserted self-insurance claims (which was approximately $50.3 million at September 29, 2007), we do not believe that these pending or threatened litigation matters, or known claims or known contingent claims, will have a material adverse effect on our results of operations, financial condition or cash flow. For the portion of our estimated self-insurance liability that exceeds our deductibles, we record a corresponding asset related to the amount of the liability to be covered by insurance (which was approximately $13.9 million at September 29, 2007).

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF UNITS

(a) Our Common Units, representing limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange (‘‘NYSE’’) under the symbol SPH. As of November 20, 2007, there were 785 Common Unitholders of record. The following table presents, for the periods indicated, the high and low sales prices per Common Unit, as reported on the NYSE, and the amount of quarterly cash distributions declared and paid per Common Unit in respect of each quarter.

	Common Unit Price Range		Cash Distribution Declared per Common Unit
	High	Low
Fiscal 2006
First Quarter	$29.68	$23.51	$0.6125
Second Quarter	30.23	24.90	0.6125
Third Quarter	31.09	27.70	0.6375
Fourth Quarter	35.95	30.80	0.6625
Fiscal 2007
First Quarter	$39.15	$33.12	$0.6875
Second Quarter	44.22	35.11	0.7000
Third Quarter	49.58	43.96	0.7125
Fourth Quarter	49.50	38.70	0.7500

We make quarterly distributions to our partners in an aggregate amount equal to our Available Cash (as defined in our Partnership Agreement as adopted effective October 19, 2006, as amended) with respect to such quarter. Available Cash generally means all cash on hand at the end of the fiscal quarter plus all additional cash on hand as a result of borrowings subsequent to the end of such quarter less cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements.

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

	Year Ended
	September 29, 2007	September 30, 2006 (a)	September 24, 2005	September 25, 2004 (b)	September 27, 2003
Statement of Operations Data
Revenues	$1,439,563	$1,657,130	$1,615,555	$1,301,943	$729,680
Costs and expenses	1,273,482	1,521,316	1,546,531	1,229,578	653,457
Restructuring charges and severance costs (c)	1,485	6,076	2,775	2,942	—
Impairment of goodwill (d)	—	—	656	3,177	—
Income before interest expense, loss on debt extinguishment and provision for income taxes (e)	164,596	129,738	65,593	66,246	76,223
Loss on debt extinguishment (f)	—	—	36,242	—	—
Interest expense, net	35,596	40,680	40,374	40,832	33,629
Provision for income taxes
Current	1,853	764	803	3	202
Deferred	3,800	—	—	—	—
Income (loss) from continuing operations (e)	123,347	88,294	(11,826)	25,411	42,392
Discontinued operations:
Gain on disposal of discontinued operations (g)	1,887	—	976	26,332	2,483
Income from discontinued operations (h)	2,053	2,446	2,774	2,561	3,794
Net income (loss)	127,287	90,740	(8,076)	54,304	48,669
Income (loss) from continuing operations per Common Unit – basic	3.79	2.76	(0.38)	0.84	1.63
Net income (loss) per Common Unit – basic (i)	3.91	2.84	(0.26)	1.79	1.87
Net income (loss) per Common Unit – diluted (i)	3.89	2.83	(0.26)	1.78	1.86
Cash distributions declared per unit	$2.85	$2.53	$2.45	$2.41	$2.33
Balance Sheet Data (end of period)
Cash and cash equivalents	$96,586	$60,571	$14,411	$53,481	$15,765
Current assets	282,211	235,351	236,803	252,894	98,912
Total assets	975,218	945,566	959,305	988,323	668,492
Current liabilities, excluding short-term borrowings and current portion of long-term borrowings	196,410	192,616	194,987	202,024	94,802
Total debt	548,538	548,304	575,295	515,915	383,826
Other long-term liabilities	63,993	103,945	112,907	102,266	105,786
Partners’ capital – Common Unitholders	208,230	170,151	159,199	238,880	165,950
Partner’s (deficit) capital – General Partner	$—	$(1,969)	$(1,779)	$852	$1,567
Statement of Cash Flows Data
Cash provided by (used in)
Operating activities	$145,957	$170,321	$39,005	$93,065	$57,300
Investing activities	(19,689)	(19,092)	(24,631)	(196,557)	(4,859)
Financing activities	$(90,253)	$(105,069)	$(53,444)	$141,208	$(77,631)
Other Data
Depreciation and amortization – continuing operations	$28,790	$32,653	$37,260	$36,236	$26,978
Depreciation and amortization – discontinued operations	452	498	502	507	542

	Year Ended
	September 29, 2007	September 30, 2006 (a)	September 24, 2005	September 25, 2004 (b)	September 27, 2003
EBITDA and Adjusted EBITDA (j)	197,778	165,335	107,105	131,882	110,020
Capital expenditures – maintenance and growth (k)	26,756	23,057	29,301	26,527	14,050
Acquisitions	$—	$—	$—	$211,181	$—
Retail gallons sold
Propane	432,526	466,779	516,040	537,330	491,451
Fuel oil and refined fuels	104,506	145,616	244,536	220,469	—

(a)	Fiscal 2006 includes 53 weeks of operations compared to 52 weeks in each of fiscal 2007, 2005, 2004 and 2003.
(b)	Fiscal 2004 includes the results from our acquisition of substantially all of the assets and operations of Agway Energy from December 23, 2003, the date of acquisition.
(c)	During fiscal 2007, we incurred $1.5 million in charges associated with severance for positions eliminated unrelated to any specific plan of restructuring. During fiscal 2006, we incurred $6.1 million in restructuring charges associated primarily with severance costs from our field realignment efforts initiated during the fourth quarter of fiscal 2005, including the restructuring of our HVAC segment. During fiscal 2005, we incurred $2.8 million in restructuring charges associated primarily with severance costs from the realignment of our field operations. During fiscal 2004, we incurred $2.9 million in restructuring charges to integrate our assets, employees and operations with Agway Energy assets, employees and operations.
(d)	During fiscal 2005, we recorded a non-cash charge of $0.7 million related to the impairment of goodwill in our HVAC segment. During fiscal 2004, we recorded a non-cash charge of $3.2 million related to impairment of goodwill for one of our reporting units acquired in fiscal 1999.
(e)	These amounts include gains from the disposal of property, plant and equipment of $2.8 million for fiscal 2007, $1.0 million for fiscal 2006, $2.0 million for fiscal 2005, $0.7 million for fiscal 2004 and $0.6 million for fiscal 2003.
(f)	During fiscal 2005, we incurred a one-time charge of $36.2 million as a result of our March 31, 2005 debt refinancing to reflect the loss on debt extinguishment associated with a prepayment premium of $32.0 million and the write-off of $4.2 million of unamortized bond issuance costs associated with the previously outstanding senior notes.
(g)	Gain on disposal of discontinued operations for fiscal 2007 of $1.9 million reflects the exchange, in a non-cash transaction, of nine non-strategic customer service centers for three customer service centers of another company in Alaska, as well as the sale of three additional customer service centers for net cash proceeds of $1.3 million. Gain on disposal of discontinued operations for fiscal 2005 of $1.0 million reflects the finalization of certain purchase price adjustments with the buyer of the customer service centers sold during fiscal 2004. Gain on disposal of discontinued operations for fiscal 2004 of $26.3 million reflects the sale of 24 customer service centers for net cash proceeds of approximately $39.4 million. Gain on disposal of discontinued operations for fiscal 2003 of $2.5 million reflects the sale of nine customer service centers for net cash proceeds of approximately $7.2 million. The gains on disposal have been accounted for within discontinued operations pursuant to Statement of Financial Accounting Standards (‘‘SFAS’’) No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’ (‘‘SFAS 144’’). Prior period results of operations attributable to the customer service centers sold during fiscal 2007 were not significant and, as such, prior period results were not reclassified to remove financial results from continuing operations. The prior period results of operations attributable to the customer service centers sold in fiscal 2004 have been reclassified to remove financial results from continuing operations.

(h)	On October 2, 2007, we completed the sale of our Tirzah, South Carolina underground granite propane storage cavern, and associated 62-mile pipeline, for approximately $54.0 million in net proceeds (the ‘‘Tirzah Sale’’). The 57.5 million gallon underground storage cavern is connected to the Dixie Pipeline and provides propane storage for the eastern United States. As a result of this sale, a gain of approximately $40.0 million will be reported as a gain from the disposal of discontinued operations in our results for the first quarter of fiscal 2008. The results of operations from the Tirzah facilities have been reported within discontinued operations. Because the transaction closed subsequent to the end of fiscal 2007, our cash on hand at September 29, 2007 does not include the net proceeds of approximately $54.0 million.
(i)	Computations of earnings per Common Unit for the year ended September 29, 2007 were performed in accordance with SFAS No. 128 ‘‘Earnings per Share’’ (‘‘SFAS 128’’) by dividing net income by the weighted average number of outstanding Common Units. For fiscal 2006, earnings per Common Unit were performed in accordance with Emerging Issues Task Force consensus 03-6 ‘‘Participating Securities and the Two-Class Method Under FAS 128’’ (‘‘EITF 03-6’’), when applicable. EITF 03-6 requires, among other things, the use of the two-class method of computing earnings per unit when participating securities exist. The two-class method is an earnings allocation formula that computes earnings per unit for each class of Common Unit and participating security according to distributions declared and participating rights in undistributed earnings, as if all of the earnings were distributed to the limited partners and the General Partner (inclusive of the previously outstanding IDRs of the General Partner which were considered participating securities for purposes of the two-class method). Net income was allocated to the Common Unitholders and the General Partner in accordance with their respective partnership ownership interests, after giving effect to any priority income allocations for IDRs of the General Partner. As a result of the GP Exchange Transaction on October 19, 2006, the two-class method of computing income per Common Unit under EITF 03-6 is no longer applicable.

The requirements of EITF 03-6, which we adopted at the end of fiscal 2004, do not apply to the computation of earnings per Common Unit in periods in which a net loss is reported and therefore did not have any impact on loss per Common Unit for the year ended September 24, 2005, nor did it have any impact on income per Common Unit for the years ended September 25, 2004 or September 27, 2003. Application of the two-class method under EITF 03-6 had a negative impact on income per Common Unit of $0.07 for the year ended September 30, 2006 compared to the computation under SFAS No. 128. Basic net income (loss) per Common Unit for the years ended September 24, 2005, September 25, 2004 and September 27, 2003 was computed under SFAS 128 by dividing net income (loss), after deducting our General Partner’s interest, by the weighted average number of outstanding Common Units. Diluted net income (loss) per Common Unit for these same periods was computed by dividing net income (loss), after deducting our General Partner’s interest, by the weighted average number of outstanding Common Units and unvested restricted units under our 2000 Restricted Unit Plan. For purposes of the computation of income per Common Unit for the year ended September 30, 2007, earnings that would have been allocated to the General Partner for the period prior to the GP Exchange Transaction were not significant.

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

	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004	Fiscal 2003
Net income (loss)	$127,287	$90,740	$(8,076)	$54,304	$48,669
Add:
Provision for income taxes	5,653	764	803	3	202
Interest expense, net	35,596	40,680	40,374	40,832	33,629
Depreciation and amortization
Continuing operations	28,790	32,653	37,260	36,236	26,978
Discontinued operations	452	498	502	507	542
EBITDA	197,778	165,335	70,863	131,882	110,020
Loss on debt extinguishment	—	—	36,242	—	—
Adjusted EBITDA	197,778	165,335	107,105	131,882	110,020
Add (subtract):
Provision for income taxes – current	(1,853)	(764)	(803)	(3)	(202)
Loss on debt extinguishment	—	—	(36,242)	—	—
Interest expense, net	(35,596)	(40,680)	(40,374)	(40,832)	(33,629)
Compensation cost recognized under Restricted Unit Plan	3,014	2,221	1,805	1,171	862
Gain on disposal of property, plant and equipment, net	(2,782)	(1,000)	(2,043)	(715)	(636)
Gain on disposal of discontinued operations	(1,887)	—	(976)	(26,332)	(2,483)
Pension settlement charge	3,269	4,437	—	5,337	—
Changes in working capital and other assets and liabilities	(15,986)	40,772	10,533	22,557	(16,632)
Net cash provided by operating activities	$145,957	$170,321	$39,005	$93,065	$57,300
(k)	Our capital expenditures fall generally into two categories: (i) maintenance expenditures, which include expenditures for repair and replacement of property, plant and equipment; and (ii) growth capital expenditures which include new propane tanks and other equipment to facilitate expansion of our customer base and operating capacity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Product cost changes can occur rapidly over a short period of time and can impact profitability. There is no assurance that we will be able to pass on product cost increases fully or immediately, particularly when product costs increase rapidly. Therefore, average retail sales prices can vary significantly from year to year as product costs fluctuate with propane, fuel oil, crude oil and natural gas commodity market conditions. In addition, in periods of sustained higher commodity prices, as has been experienced over the past several fiscal years, retail sales volumes may be negatively impacted by customer conservation efforts.

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

Hedging and Risk Management Activities

We engage in hedging and risk management activities to reduce the effect of price volatility on our product costs and to ensure the availability of product during periods of short supply. We enter into propane forward and option agreements with third parties, and use fuel oil futures and option contracts traded on the NYMEX, to purchase and sell propane and fuel oil at fixed prices in the future. The majority of the futures, forward and option agreements are used to hedge forecasted purchases of propane or fuel oil and are generally settled at expiration of the contract. Although we use derivative instruments to reduce the effect of price volatility associated with forecasted transactions, we do not use derivative instruments for speculative trading purposes. Risk management activities are monitored by an internal Commodity Risk Management Committee, made up of five members of management, through enforcement of our Hedging and Risk Management Policy and reported to our Audit Committee.

As a result of various market factors during the first half of fiscal 2007, particularly commodity price volatility during the first four months of the fiscal year, we experienced additional margin opportunities due to favorable pricing under certain supply arrangements and from our supply and risk management activities. These market conditions generated additional operating profit of approximately $14.7 million during the year ended September 29, 2007. However, supply and risk management transactions may not always result in increased product margins and there can be no assurance that these favorable market conditions will be present in the future in order to provide the additional margin opportunities realized during fiscal 2007. See Item 7A of this Annual Report.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2, ‘‘Summary of Significant Accounting Policies,’’ included within the Notes to Consolidated Financial Statements section elsewhere in this Annual Report.

Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring management to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We are also subject to risks and uncertainties that may cause actual results to differ from estimated results. Estimates are used when accounting for depreciation and amortization of long-lived assets, employee benefit plans, self-insurance and litigation reserves, environmental reserves, allowances for doubtful accounts, asset valuation assessments and valuation of derivative instruments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known to us. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Supervisors. We believe that the following are our critical accounting estimates:

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

Executive Overview of Results of Operations and Financial Condition

During fiscal 2007, we took several steps to deliver increasing value to our Unitholders, streamline our cost structure and further strengthen our balance sheet. Through our efforts over the past two fiscal years to drive operating efficiencies, reduce costs and improve our customer mix, during fiscal 2007 we reported our second consecutive year of record earnings. Net income for fiscal 2007 of $127.3 million, or $3.91 per Common Unit, increased $36.6 million compared to net income of $90.7 million, or $2.84 per Common Unit, in the prior year. EBITDA (as defined and reconciled below) increased $32.5 million, or 19.7%, to $197.8 million in fiscal 2007, compared to EBITDA of $165.3 million in fiscal 2006. Fiscal 2007 included 52 weeks of operations compared to 53 weeks in fiscal 2006.

From a cash flow perspective, despite the sustained period of high commodity prices, we continue to fund working capital requirements from cash on hand and have not borrowed under our working capital facility since April 2006. Additionally, during fiscal 2007 we made a voluntary contribution of $25.0 million to our pension plan from cash on hand in order to fully fund our accumulated benefit obligation which we believe will reduce, if not eliminate, future funding requirements. Even after this voluntary contribution, we ended fiscal 2007 in a strong cash position with approximately $96.6 million in cash on hand, an increase of $36.0 million, or 59.4%, compared to the end of fiscal 2006. On the strength of these earnings and improved cash flows, our Board of Supervisors increased the annualized distribution rate by $0.35 per Common Unit during fiscal 2007 to $3.00 per Common Unit, an increase of 13% compared to the annualized distribution rate at the end of fiscal 2006. Subsequent to the end of fiscal 2007, we also closed on the sale of our Tirzah, South Carolina underground propane storage facility and related 62-mile pipeline (the ‘‘Tirzah Sale’’) for net proceeds of $54.0 million, thus further increasing the cash on hand.

The most significant factor contributing to the growth in earnings was a $49.5 million, or 11.6%, decline in combined operating and general and administrative expenses (excluding certain items of a non-recurring nature in both fiscal years as described below) for fiscal 2007 compared to the prior year, despite a $7.0 million increase in variable compensation costs in line with higher earnings. Since our field and HVAC realignment process began at the end of fiscal 2005, we have eliminated nearly 1,000 positions and retired nearly 1,000 vehicles from our fleet, generating significant savings in our fixed cost structure for the foreseeable future.

In addition, our efforts to improve our customer mix through the strategic exit from certain lower margin business in both the propane and refined fuels segments contributed to the improved year-over-year operating results. Specifically, in the propane segment, we focused on higher margin residential customers and, in several instances, exited certain lower margin commercial, industrial and agricultural customers which accounted for a decrease in volumes sold of approximately 20.9 million gallons compared to the prior year. In the fuel oil and refined fuels segment, our decision to exit certain lower margin diesel and gasoline business resulted in a decrease in volumes sold of approximately 21.7 million gallons in fiscal 2007 compared to the prior year. Overall, retail propane volumes sold during fiscal 2007 decreased 34.3 million gallons, or 7.3%, to 432.5 million gallons compared to 466.8 million gallons in fiscal 2006. Sales of fuel oil and refined fuels decreased 41.1 million gallons, or 28.2%, to 104.5 million gallons in fiscal 2007 compared to 145.6 million gallons in fiscal 2006. Ongoing customer conservation in the sustained high energy price environment, combined with the impact of exiting lower margin business, has had the most significant negative impact on volumes, despite colder average temperatures compared to the prior year. Average temperatures in our service territories were 94% of normal for fiscal 2007 compared to 89% of normal temperatures in the prior year.

In the commodities market, average posted prices for both propane and fuel oil remained high relative to historical trends and, in particular, increased sharply towards the end of fiscal 2007. Average posted prices for propane increased 2.6% and average fuel oil prices decreased 1.2% during fiscal 2007 compared to the prior year. By the end of September 2007 the average posted prices for propane and fuel oil were 41% and 33% higher, respectively, compared to the average posted prices at the end of September 2006. The impact of lower volumes was offset to an extent by higher average margins from an improved customer mix, as well as from additional margin opportunities due to favorable pricing under certain supply arrangements and from hedging and risk management activities, particularly during the first half of fiscal 2007. We attribute approximately $14.7 million of the fiscal 2007 profitability to the favorable supply and market factors. However, supply and risk management activities may not always result in increased product margins and there can be no assurance that the favorable market conditions will be present in the future in order to provide the additional margin contribution realized in fiscal 2007.

Net income and EBITDA for fiscal 2007 included (i) a non-cash pension settlement charge of $3.3 million to accelerate the recognition of actuarial losses in our defined benefit pension plan as a result of the level of lump sum retirement benefit payments made during fiscal 2007; (ii) severance charges of $1.5 million related to positions eliminated in fiscal 2007; (iii) a $2.0 million gain from the recovery of a substantial portion of legal fees associated with our successful defense of a matter following the 1999 acquisition of certain propane assets in North and South Carolina; (iv) gains (reported within discontinued operations) of $1.9 million from the sale and exchange of customer service centers considered to be non-strategic; and (v) a non-cash adjustment to the provision for income taxes – deferred taxes of $3.8 million.

EBITDA and net income for fiscal 2006 were unfavorably impacted by $17.5 million as a result of certain significant items relating mainly to: (i) $6.1 million of restructuring charges primarily related to severance benefits associated with our field realignment and the restructuring of our HVAC business; (ii) incremental professional services fees of $5.0 million associated with the GP Exchange Transaction consummated on October 19, 2006; (iii) a non-cash pension settlement charge of $4.4 million; and (iv) a $2.0 million charge included within cost of products sold to reduce the carrying value of service inventory that will no longer be marketed by our customer service centers as a result of our reorganization.

As we look ahead to fiscal 2008, our anticipated cash requirements include: (i) maintenance and growth capital expenditures of approximately $25.0 million; (ii) approximately $37.0 million of interest and income tax payments; and, (iii) assuming distributions remain at the current level, approximately $98.1 million of distributions to Common Unitholders. Based on our current estimate of our cash position, availability under the Revolving Credit Agreement (unused borrowing capacity under the working capital facility of $124.0 million at September 29, 2007) and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Results of Operations

Fiscal Year 2007 Compared to Fiscal Year 2006

Fiscal 2007 included 52 weeks of operations compared to 53 weeks in the prior year, which has affected operating results for all categories discussed below.

Revenues

(Dollars in thousands)	Fiscal 2007	Fiscal 2006	Decrease	Percent Decrease
Revenues
Propane	$1,019,798	$1,081,573	$(61,775)	(5.7%)
Fuel oil and refined fuels	262,076	356,531	(94,455)	(26.5%)
Natural gas and electricity	94,352	122,071	(27,719)	(22.7%)
HVAC	56,519	87,258	(30,739)	(35.2%)
All other	6,818	9,697	(2,879)	(29.7%)
Total revenues	$1,439,563	$1,657,130	$(217,567)	(13.1%)

Total revenues decreased $217.6 million, or 13.1%, to $1,439.6 million for the year ended September 29, 2007 compared to $1,657.1 million for the year ended September 30, 2006, driven primarily by lower volumes in each of our operating segments, offset to an extent by the higher average selling prices. As reported by NOAA, average temperatures in our service territories were 6% warmer than normal for fiscal 2007 compared to 11% warmer than normal temperatures in fiscal 2006. Lower volumes, despite the colder average temperatures compared to the prior year, were attributed to ongoing customer conservation driven by high energy costs, our ongoing efforts to improve our customer mix by exiting certain lower margin accounts, as well as the impact of the additional week of operations in the prior year.

Revenues from the distribution of propane and related activities of $1,019.8 million for the year ended September 29, 2007 decreased $61.8 million, or 5.7%, compared to $1,081.6 million in the prior year, primarily due to lower volumes, offset to an extent by higher average selling prices. Retail propane gallons sold in fiscal 2007 decreased 34.3 million gallons, or 7.3%, to 432.5 million gallons from 466.8 million gallons in the prior year. Propane volumes sold were negatively affected by customer conservation efforts, and our effort to focus on higher margin residential customers. Average propane selling prices increased 5.1% year-over-year as a result of higher commodity prices for propane and a more favorable customer mix. The average posted price of propane during fiscal 2007 increased 2.6% compared to the average posted prices in the prior year. Additionally, included within the propane segment are revenues from wholesale and risk management activities of $44.8 million for the year ended September 29, 2007, which decreased $29.6 million, or 39.8%, compared to the prior year primarily due to lower risk management activity in the continued high price environment.

Revenues from the distribution of fuel oil and refined fuels of $262.1 million for the year ended September 29, 2007 decreased $94.5 million, or 26.5%, from $356.5 million in the prior year. Fuel oil and refined fuels gallons sold in fiscal 2007 decreased 41.1 million gallons, or 28.2%, to 104.5 million gallons compared to 145.6 million gallons in the prior year. Lower volumes in our fuel oil and refined fuels segment were attributable primarily to our continued efforts to exit certain lower margin gasoline and low sulfur diesel businesses which resulted in an approximate decrease of 21.7 million gallons, or 53% of the total volume decline compared to the prior year. Average selling prices in our fuel oil and refined fuels segment increased 2.4% as a result of the decreased emphasis on lower priced gasoline and diesel businesses. The average posted price of fuel oil during fiscal 2007 decreased 1.2% compared to the average posted prices in the prior year, yet increased sharply during September 2007 compared to the prior year.

Revenues in our natural gas and electricity marketing segment decreased $27.7 million, or 22.7%, to $94.4 million in fiscal 2007 primarily from lower volumes and lower average selling prices for both natural gas and electricity. Revenues in our HVAC segment declined 35.2%, to $56.5 million during fiscal 2007 compared to $87.3 million in the prior year, primarily as a result of the decision during the third quarter of fiscal 2006 to reorganize the HVAC segment and to reduce the level of stand alone HVAC installation activities. The focus of our ongoing service offerings will be in support of our existing propane, refined fuels and natural gas and electricity segments, thus reducing overall HVAC segment revenues.

Cost of Products Sold

(Dollars in thousands)	Fiscal 2007	Fiscal 2006	Decrease	Percent Decrease
Cost of products sold
Propane	$573,305	$635,365	$(62,060)	(9.8%)
Fuel oil and refined fuels	194,213	272,052	(77,839)	(28.6%)
Natural gas and electricity	77,116	102,687	(25,571)	(24.9%)
HVAC	16,847	35,972	(19,125)	(53.2%)
All other	3,937	5,721	(1,784)	(31.2%)
Total cost of products sold	$865,418	$1,051,797	$(186,379)	(17.7%)
As a percent of total revenues	60.1%	63.5%

The cost of products sold reported in the consolidated statements of operations represents the weighted average unit cost of propane and fuel oil sold, as well as the cost of natural gas and electricity, including transportation costs to deliver product from our supply points to storage or to our customer service centers. Cost of products sold also includes the cost of appliances and related parts sold or installed by our customer service centers computed on a basis that approximates the average cost of the products. Unrealized (non-cash) gains or losses from changes in the fair value of derivative instruments that are not designated as cash flow hedges are recorded in each quarterly reporting period within cost of products sold. Cost of products sold is reported exclusive of any depreciation and amortization; these amounts are reported separately within the consolidated statements of operations.

Cost of products sold decreased $186.4 million, or 17.7%, to $865.4 million for the year ended September 29, 2007, compared to $1,051.8 million in the prior year. The decrease results primarily from the lower sales volumes described above, as well as the impact of various favorable market factors impacting our supply and risk management activities which provided incremental margin opportunities in fiscal 2007. We attribute approximately $14.7 million of the fiscal 2007 margins to these favorable market conditions that may not be present in the future. Additionally, cost of products sold for fiscal 2007 included a $7.6 million unrealized (non-cash) loss representing the net change in fair values of derivative instruments under SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ as amended (‘‘SFAS 133’’), compared to a $14.5 million unrealized (non-cash) gain in the prior year (see Item 7A of this Annual Report for information on our policies regarding the accounting for derivative instruments).

Cost of products sold associated with the distribution of propane and related activities of $573.3 million decreased $62.1 million, or 9.8%, compared to the prior year. Lower sales volumes resulted in a $41.3 million decrease in cost of products sold during fiscal 2007 compared to the prior year, partially offset by higher commodity prices which had an unfavorable impact of $0.7 million compared to the prior year. In addition, the impact of mark-to-market adjustments for derivative instruments under SFAS 133 resulted in a $3.8 million increase in cost of products sold as fiscal 2007 included a $1.9 million unrealized (non-cash) loss, compared to a $1.9 million unrealized (non-cash) gain in the prior year. Wholesale and risk management activities resulted in a $25.6 million decrease in cost of products sold compared to the prior year due to lower risk management activities.

Cost of products sold associated with our fuel oil and refined fuels segment of $194.2 million decreased $77.8 million, or 28.6%, compared to the prior year. Lower sales volumes and lower commodity prices resulted in a decrease in cost of products sold of $80.4 million and $15.8 million, respectively, during fiscal 2007 compared to the prior year. These declines were partially offset by the impact of mark-to-market adjustments for derivative instruments under SFAS 133, which resulted in a $18.3 million increase in cost of products sold as fiscal 2007 included a $5.7 million unrealized (non-cash) loss, compared to a $12.6 million unrealized (non-cash) gain in the prior year.

Cost of products sold in our natural gas and electricity segment of $77.1 million decreased $25.6 million, or 24.9%, compared to prior year primarily due to lower revenues.

Cost of products sold in our HVAC segment of $16.8 million decreased $19.1 million, or 53.2%, compared to prior year primarily due to lower revenues and a charge of $3.5 million in fiscal 2006 to reduce the carrying value of service inventory that is no longer actively marketed by our customer service centers.

For the year ended September 29, 2007, total cost of products sold represented 60.1% of revenues compared to 63.5% in the prior year, primarily as a result of an improved customer mix from our decision to exit certain lower margin customers in both the propane and fuel oil and refined fuels segments, as well as the impact of various favorable market factors impacting our supply and risk management activities and the lower HVAC activities.

Operating Expenses

(Dollars in thousands)	Fiscal 2007	Fiscal 2006	Decrease	Percent Decrease
Operating expenses	$322,852	$373,305	$(50,453)	(13.5%)
As a percent of total revenues	22.4%	22.5%

All costs of operating our retail distribution and appliance sales and service operations are reported within operating expenses in the consolidated statements of operations. These operating expenses include the compensation and benefits of field and direct operating support personnel, costs of operating and maintaining our vehicle fleet, overhead and other costs of our purchasing, training and safety departments and other direct and indirect costs of operating our customer service centers.

Operating expenses of $322.9 million for the year ended September 29, 2007 decreased $50.5 million, or 13.5%, compared to $373.3 million in the prior year, which included an additional week of operations. In fiscal 2007, we realized the full-year effect of the operating efficiencies, lower headcount and lower vehicle count resulting from our field and HVAC reorganizations that began at the end of the third quarter of fiscal 2005 and continued into the beginning of fiscal 2007. The most significant cost savings were experienced in payroll and benefit related expenses which declined $28.5 million, as well as a decrease of $7.1 million in vehicle expenditures and savings in other costs of $16.5 million to operate our customer service centers. These cost savings were offset to an extent by a $2.7 million increase in variable compensation resulting from the improved earnings in fiscal 2007 compared to the prior year. In addition, fiscal 2007 operating expenses include a non-cash pension settlement charge of $3.3 million, which was $1.1 million lower than the prior year charge of $4.4 million, in order to accelerate the recognition of a portion of unrecognized actuarial losses in our defined benefit pension plan as a result of the level of lump sum retirement benefit payments made during each of the respective fiscal years.

General and Administrative Expenses

(Dollars in thousands)	Fiscal 2007	Fiscal 2006	Decrease	Percent Decrease
General and administrative expenses	$56,422	$63,561	$(7,139)	(11.2%)
As a percent of total revenues	3.9%	3.8%

All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.

General and administrative expenses of $56.4 million for the year ended September 29, 2007 were $7.1 million, or 11.2%, lower compared to $63.6 million in fiscal 2006. The decrease was primarily attributable to a $5.0 million reduction in professional services fees incurred in the prior year associated with the GP Exchange Transaction consummated on October 19, 2006, as well as $4.4 million in higher costs incurred in the prior year associated with our field realignment effort. The reduction in professional services fees also includes a $2.0 million gain from our recovery of a substantial portion of legal fees associated with our successful defense of a matter following the 1999 acquisition of certain propane assets in North and South Carolina. These cost savings were offset to an extent by a $4.3 million increase in variable compensation resulting from the improved earnings in fiscal 2007 compared to the prior year.

Restructuring Charges and Severance Costs.    For the year ended September 29, 2007, we recorded a charge of $1.5 million related to severance costs incurred associated with positions eliminated during fiscal 2007 unrelated to a specific plan of restructuring. For the year ended September 30, 2006, we recorded a restructuring charge of $6.1 million related primarily to severance costs incurred to effectuate our field realignment and HVAC restructuring initiatives during fiscal 2006.

Depreciation and Amortization

(Dollars in thousands)	Fiscal 2007	Fiscal 2006	Decrease	Percent Decrease
Depreciation and amortization	$28,790	$32,653	$(3,863)	(11.8%)
As a percent of total revenues	2.0%	2.0%

Depreciation and amortization expense for the year ended September 29, 2007 decreased $3.9 million, or 11.8%, compared to the prior year primarily as a result of lower amortization expense on intangible assets that have been fully amortized, coupled with lower depreciation from asset retirements. Fiscal 2006 depreciation and amortization expense included a $1.1 million asset impairment charge associated with our field realignment efforts, as well as the write-down of certain assets.

Interest Expense, net

(Dollars in thousands)	Fiscal 2007	Fiscal 2006	Decrease	Percent Decrease
Interest expense, net	$35,596	$40,680	$(5,084)	(12.5%)
As a percent of total revenues	2.5%	2.5%

Net interest expense decreased $5.1 million, or 12.5%, to $35.6 million in fiscal 2007. During fiscal 2007, there were no borrowings under our working capital facility as seasonal working capital needs have been funded through improved cash flow and cash on hand, resulting in lower interest expense. In the prior year period, average borrowings under our working capital facility amounted to $13.4 million with a peak borrowing level of $84.0 million. Additionally, as a result of increased cash on hand, interest income on invested cash has increased compared to the prior year, thus reducing net interest expense.

Discontinued Operations.    During the first quarter of fiscal 2007, in a non-cash transaction, we completed a transaction in which we disposed of nine customer service centers considered to be non-strategic in exchange for three customer service centers of another company located in Alaska. We reported a $1.0 million gain within discontinued operations in the first quarter of fiscal 2007 for the amount by which the fair value of assets relinquished exceeded the carrying value of the assets relinquished. As part of our overall business strategy, we continually monitor and evaluate existing operations in order to identify opportunities to optimize return on assets by selectively divesting operations in slower growing or non-strategic markets. During fiscal 2007, we also sold three customer service centers for net cash proceeds of $1.3 million and recorded a gain on sale of $0.9 million which has been accounted for in accordance with SFAS 144.

On October 2, 2007, we completed the sale of our Tirzah, South Carolina underground granite propane storage cavern, and associated 62-mile pipeline, for approximately $54.0 million in net proceeds. The 57.5 million gallon underground storage cavern is connected to the Dixie Pipeline and provides propane storage for the eastern United States. As part of the agreement, we entered into a long-term storage arrangement with the purchaser of the cavern that will enable us to continue to meet the needs of our retail operations, consistent with past practices. As a result of this sale, a gain of approximately $40.0 million will be reported as a gain from the disposal of discontinued operations in our results for the first quarter of fiscal 2008. The results of operations from the Tirzah facilities have been reported within discontinued operations. Because the transaction closed subsequent to the end of fiscal 2007, our cash on hand at September 29, 2007 does not include the approximate $54.0 million of net proceeds from the sale.

Net Income and EBITDA.    We reported net income of $127.3 million, or $3.91 per Common Unit, for the year ended September 29, 2007 compared to net income of $90.7 million, or $2.84 per Common Unit, in the prior year. EBITDA for fiscal 2007 of $197.8 million increased $32.5 million, or 19.7%, compared to EBITDA of $165.3 million in the prior year.

Net income and EBITDA for fiscal 2007 included (i) the non-cash pension settlement charge of $3.3 million; (ii) severance costs of $1.5 million related to positions eliminated; (iii) a gain of $2.0 million from the recovery of a substantial portion of legal fees associated with the successful defense of a matter following the 1999 acquisition of certain propane assets in North and South Carolina; (iv) gains (reported within discontinued operations) of $1.9 million from the sale and exchange of customer service centers considered to be non-strategic; and (v) a non-cash adjustment to the provision for income taxes – deferred taxes of $3.8 million.

By comparison, EBITDA and net income for fiscal 2006 were unfavorably impacted by $17.5 million and $18.6 million, respectively, as a result of certain significant items relating mainly to (i) $6.1 million of restructuring charges primarily related to severance benefits associated with our field realignment and the restructuring of our HVAC business; (ii) incremental professional services fees of $5.0 million associated with the GP Exchange Transaction consummated on October 19, 2006; (iii) a non-cash pension settlement charge of $4.4 million; (iv) a charge of $2.0 million within cost of products sold to reduce the carrying value of service inventory that will no longer be marketed by our customer service centers; and (v) $1.1 million included within depreciation and amortization expense attributable to impairment of assets affected by the field realignment.

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

The following table sets forth (i) our calculations of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities:

	Year Ended
(Dollars in thousands)	September 29, 2007	September 30, 2006
Net income (loss)	$127,287	$90,740
Add:
Provision for income taxes	5,653	764
Interest expense, net	35,596	40,680
Depreciation and amortization – continuing operations	28,790	32,653
Depreciation and amortization – discontinued operations	452	498
EBITDA	197,778	165,335
Add (subtract):
Provision for income taxes – current	(1,853)	(764)
Interest expense, net	(35,596)	(40,680)
Compensation cost recognized under Restricted Unit Plan	3,014	2,221
Gain on disposal of property, plant and equipment, net	(2,782)	(1,000)
Gain on disposal of discontinued operations	(1,887)	—
Pension settlement charge	3,269	4,437
Changes in working capital and other assets and liabilities	(15,986)	40,772
Net cash provided by operating activities	$145,957	$170,321
Fiscal Year 2006 Compared to Fiscal Year 2005

Fiscal 2006 includes 53 weeks of operations compared to 52 weeks in the prior year, which has affected operating results for all categories discussed below.

Revenues

(Dollars in thousands)	Fiscal 2006	Fiscal 2005	Increase / (Decrease)	Percent Increase / (Decrease)
Revenues
Propane	$1,081,573	$965,264	$116,309	12.0%
Fuel oil and refined fuels	356,531	431,223	(74,692)	(17.3%)
Natural gas and electricity	122,071	102,803	19,268	18.7%
HVAC	87,258	106,115	(18,857)	(17.8%)
All other	9,697	10,150	(453)	(4.5%)
Total revenues	$1,657,130	$1,615,555	$41,575	2.6%

Total revenues increased $41.5 million, or 2.6%, to $1,657.1 million for the year ended September 30, 2006 compared to $1,615.6 million for the year ended September 24, 2005, driven primarily by higher average selling prices resulting from significantly higher commodity prices, offset to an extent by lower volumes in our propane and fuel oil and refined fuels segments. As reported by NOAA, average temperatures in our service territories were 11% warmer than normal for fiscal 2006 compared to 6% warmer than normal temperatures in fiscal 2005. While the fiscal 2006 heating season began with temperatures that were 5% warmer than normal in the first quarter, significantly warmer than normal temperatures, particularly during the critical heating months of January and February 2006 which were 20% warmer than normal, had a significant negative impact on volumes sold. In the commodities markets, the high propane and fuel oil prices experienced throughout fiscal 2005 continued into fiscal 2006, thus continuing to negatively impact volumes as a result of customer conservation.

Revenues from the distribution of propane and related activities of $1,081.6 million for the year ended September 30, 2006 increased $116.3 million, or 12.0%, compared to $965.3 million in the prior year, primarily due to the impact of higher average selling prices in line with significantly higher product costs, offset to an extent by the impact of lower volumes. Retail propane gallons sold in fiscal 2006 decreased 49.2 million gallons, or 9.5%, to 466.8 million gallons from 516.0 million gallons in the prior year. Propane volumes sold were negatively affected by the impact of warmer weather, customer conservation efforts, and our effort to focus on higher margin residential customers. Average propane selling prices increased 19.9% as a result of higher commodity prices for propane. The average posted price of propane during fiscal 2006 increased 21.8% compared to the average posted prices in the prior year. Additionally, included within the propane segment are revenues from wholesale and risk management activities of $74.4 million for the year ended September 30, 2006 which was comparable to the prior year.

Revenues from the distribution of fuel oil and refined fuels of $356.5 million for the year ended September 30, 2006 decreased $74.7 million, or 17.3%, from $431.2 million in the prior year. Sales of fuel oil and refined fuels amounted to 145.6 million gallons during fiscal 2006 compared to 244.5 million gallons in the prior year, a decrease of 98.9 million gallons, or 40.4%. Lower volumes in our fuel oil and refined fuels segment were attributable primarily to our continued efforts to exit certain lower margin diesel and gasoline businesses which resulted in an approximate decrease of 51.8 million gallons compared to the prior year, combined with the impact of high prices on fuel oil volumes, as well as the impact on volumes from the decision to eliminate the 2005 fiscal year fuel oil ceiling program (‘‘Ceiling Program’’). Average selling prices in our fuel oil and refined fuels segment increased 38.8% as a result of higher fuel oil commodity prices, coupled with the decreased emphasis on lower priced diesel and gasoline businesses and the shift in our pricing strategy at the field level following the elimination of the restrictions from the Ceiling Program. The average posted price of fuel oil during fiscal 2006 increased 21.4% compared to the average posted prices in the prior year.

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

Cost of Products Sold

(Dollars in thousands)	Fiscal 2006	Fiscal 2005	Increase / (Decrease)	Percent Increase / (Decrease)
Cost of products sold
Propane	$635,365	$545,677	$89,688	16.4%
Fuel oil and refined fuels	272,052	385,501	(113,449)	(29.4%)
Natural gas and electricity	102,687	90,461	12,226	13.5%
HVAC	35,972	42,650	(6,678)	(15.7%)
All other	5,721	5,456	265	4.9%
Total cost of products sold	$1,051,797	$1,069,745	$(17,948)	(1.7%)
As a percent of total revenues	63.5%	66.2%

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

Cost of products sold associated with our fuel oil and refined fuels segment of $272.1 million decreased $113.4 million, or 29.4%, compared to the prior year. Lower sales volumes resulted in a $154.9 million decrease in cost of products sold during fiscal 2006 compared to the prior year, partially offset by higher commodity prices which had an impact of $56.5 million compared to the prior year. Cost of products sold as a percentage of revenues in our fuel oil and refined fuels segment decreased from 89.4% during fiscal 2005 to 76.3% in fiscal 2006 primarily as a result of the elimination of the Ceiling Program which had the effect of restricting fuel oil margin opportunities in fiscal 2005. The Ceiling Program primarily affected deliveries from February through April 2005 as a result of the decision not to hedge the program; however, the inability to pass on the significant rise in the commodity prices throughout fiscal 2005 significantly affected margin opportunities. The lost margin opportunity from this fuel oil Ceiling Program had an estimated negative impact of $21.5 million on fiscal 2005 operating margins in the fuel oil and refined fuels segment. By eliminating this pricing program beginning in fiscal 2006, we no longer incur the costs of hedging deliveries made under the program and we have been successful in implementing our market-based pricing strategies in our field operations, without significant customer losses.

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

Operating Expenses

(Dollars in thousands)	Fiscal 2006	Fiscal 2005	Decrease	Percent Decrease
Operating expenses	$373,305	$392,335	$(19,030)	(4.9%)
As a percent of total revenues	22.5%	24.3%

Operating expenses of $373.3 million for the year ended September 30, 2006 decreased $19.0 million, or 4.9%, compared to $392.3 million in the prior year, primarily as a result of cost savings achieved through the aforementioned field realignment efforts and restructuring of our HVAC service offerings. During the fourth quarter of fiscal 2005, we initiated plans to realign our field operations and, as a second phase of our field realignment, during the third quarter of fiscal 2006 we initiated plans to restructure our HVAC service offerings by reducing our HVAC installation activities. These efforts have significantly restructured our operating footprint and reduced our cost structure through the elimination of more than 400 positions and the retirement of nearly 700 vehicles from our fleet through the creation of routing efficiencies, generating significant savings in our fixed cost structure. As a result, payroll and benefit related expenses declined $16.6 million and savings in other operating expenses amounted to $10.6 million. In addition, bad debt expense decreased $2.4 million from improved collection efforts. These cost savings were offset to an extent by a $6.2 million increase in variable compensation resulting from the improved earnings in fiscal 2006 compared to the prior year. Additionally, fiscal 2006 operating expenses include a $4.4 million non-cash pension settlement charge in order to accelerate the recognition of a portion of unrecognized actuarial losses in our defined benefit pension plan as a result of the level of lump sum benefit payments made during fiscal 2006 from the reduction in headcount.

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

Restructuring Charges and Severance Costs and Impairment of Goodwill.    For the year ended September 30, 2006, we recorded a restructuring charge of $6.1 million related primarily to severance costs incurred to effectuate our field realignment and HVAC restructuring initiatives during fiscal 2006 resulting in the elimination of more than 400 positions. During fiscal 2005, we recorded a $2.8 million restructuring charge related primarily to employee termination costs incurred as a result of actions taken during fiscal 2005.

During fiscal 2005 we recorded a non-cash charge of $0.7 million related to the impairment of goodwill associated with our HVAC segment as a result of our annual assessment of the anticipated future cash flows from that segment.

Depreciation and Amortization

(Dollars in thousands)	Fiscal 2006	Fiscal 2005	Decrease	Percent Decrease
Depreciation and amortization	$32,653	$37,260	$(4,607)	(12.4%)
As a percent of total revenues	2.0%	2.3%

Depreciation and amortization expense for the year ended September 30, 2006 decreased $4.6 million, or 12.4%, compared to the prior year primarily as a result of lower amortization expense on intangible assets that have been fully amortized, coupled with lower deprecation from asset retirements. Fiscal 2006 depreciation and amortization expense included a $1.1 million asset impairment charge associated with our field realignment efforts, as well as the write-down of certain assets in the all other business segment, compared to a $1.2 million impairment charge included in depreciation and amortization expense in the prior year.

Interest Expense, net

(Dollars in thousands)	Fiscal 2006	Fiscal 2005	Increase	Percent Increase
Interest expense, net	$40,680	$40,374	$306	0.8%
As a percent of total revenues	2.5%	2.5%

Net interest expense increased $0.3 million, or 0.8%, to $40.7 million in fiscal 2006 as a result of increased borrowings under our working capital facility during the fiscal 2006 heating season compared to the prior year.

Discontinued Operations.    Discontinued operations reflect the income associated with the assets sold in the Tirzah Sale of $2.4 million and $2.8 million for fiscal year 2006 and 2005, respectively. During fiscal 2005, we also recorded a gain on sale of $1.0 million to reflect the finalization of certain purchase price adjustments with the buyer of the customer service centers sold in fiscal 2004.

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

The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of EBITDA and Adjusted EBITDA, as so calculated, to our net cash provided by operating activities:

	Year Ended
(Dollars in thousands)	September 30, 2006	September 24, 2005
Net income (loss)	$90,740	$(8,076)
Add:
Provision for income taxes	764	803
Interest expense, net	40,680	40,374
Depreciation and amortization – continuing operations	32,653	37,260
Depreciation and amortization – discontinued operations	498	502
EBITDA	165,335	70,863
Loss on debt extinguishment	—	36,242
Adjusted EBITDA	165,335	107,105
Add (subtract):
Provision for income taxes	(764)	(803)
Loss on debt extinguishment	—	(36,242)
Interest expense, net	(40,680)	(40,374)
Compensation cost recognized under Restricted Unit Plan	2,221	1,805
Gain on disposal of property, plant and equipment, net	(1,000)	(2,043)
Gain on disposal of discontinued operations	—	(976)
Pension settlement charge	4,437	—
Changes in working capital and other assets and liabilities	40,772	10,533
Net cash provided by operating activities	$170,321	$39,005

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities.    Net cash provided by operating activities for the year ended September 29, 2007 amounted to $146.0 million, a decrease of $24.3 million compared to $170.3 million in the prior year. The decrease was attributable to a $41.7 million increase in working capital and a $15.0 million increase in voluntary contributions to our defined benefit pension plan compared to the prior year, partially offset by $32.4 million in increased earnings, after adjusting for non-cash items in both periods (depreciation, amortization compensation costs recognized under our

Restricted Unit Plan, gains on disposal of assets, pension settlement charges and deferred tax provision). The fiscal 2007 voluntary pension plan contribution of $25.0 million was made to fully fund our estimated accumulated benefit obligation, thus substantially reducing, if not eliminating, our future funding requirements. As of September 29, 2007, the funded status of our defined benefit pension plan was $5.5 million, or 103% funded.

In fiscal 2006, net cash provided by operating activities increased $131.3 million to $170.3 million, compared to $39.0 million in fiscal 2005. The increase was attributable to an $81.0 million decreased investment in working capital in comparison to the prior year, particularly in decreased accounts receivable balances as a result of steps taken during fiscal 2006 to improve collection efforts, coupled with $64.1 million higher income, after adjusting for non-cash items in both periods (depreciation, amortization, pension settlement charge, loss on debt extinguishment, impairment of goodwill and gains on disposal of assets and customer service centers); offset to an extent by a decrease in other long-term assets and liabilities of $13.8 million.

Investing Activities.    Net cash used in investing activities of $19.7 million for the year ended September 29, 2007 consisted of capital expenditures of $26.8 million (including $10.0 million for maintenance expenditures and $16.8 million to support the growth of operations), offset by net proceeds of $5.8 million from the sale of property, plant and equipment and proceeds from the sale of certain customer service centers of $1.3 million. Capital spending in fiscal 2007 increased $3.7 million, or 16.0%, compared to fiscal 2006 primarily as a result of spending on information technology to finalize the integration of systems from the Agway Acquisition, as well as the timing of capital spending for our field realignment efforts, particularly to integrate certain customer service center locations.

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

Financing Activities.    Net cash used in financing activities for the year ended September 29, 2007 of $90.3 million reflects quarterly distributions to Common Unitholders at a rate of $0.6625 per Common Unit in respect of the fourth quarter of fiscal 2006, at a rate of $0.6875 per Common Unit in respect of the first quarter of fiscal 2007, at a rate of $0.70 per Common Unit in respect of the second quarter of fiscal 2007 and at a rate of $0.7125 per Common Unit in respect of the third quarter of fiscal 2007. There were no borrowings under our working capital facility during fiscal 2007, nor have there been any borrowings since April 2006.

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

Summary of Long-Term Debt Obligations and Revolving Credit Lines

Our long-term borrowings and revolving credit lines consist of $425.0 million in 6.875% senior notes due December 2013 (the ‘‘2003 Senior Notes’’) and a Revolving Credit Agreement at the Operating Partnership level which provides a five-year $125.0 million term loan due March 31, 2010

(the ‘‘Term Loan’’) and a separate working capital facility which provides available credit up to $175.0 million. There were no outstanding borrowings under the working capital facility as of September 29, 2007. There have been no borrowings under our working capital facility since April 2006. We have standby letters of credit issued under the working capital facility of the Revolving Credit Agreement in the aggregate amount of $51.0 million in support of retention levels under our self-insurance programs and certain lease obligations. Therefore, as of September 29, 2007 we had available borrowing capacity of $124.0 million under the working capital facility of the Revolving Credit Agreement. Additionally, under the third amendment to the Revolving Credit Agreement our Operating Partnership is authorized to incur additional indebtedness of up to $10.0 million in connection with capital leases and up to $20.0 million in short-term borrowings during the period from December 1 to April 1 in each fiscal year in order to meet working capital needs during periods of peak demand, if necessary. Because of our operating results and cash flow, we did not make any such short-term borrowings during fiscal 2007.

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

Under the Revolving Credit Agreement, our Operating Partnership must maintain a leverage ratio (the ratio of total debt to EBITDA) of less than 4.0 to 1 and an interest coverage ratio (the ratio of EBITDA to interest expense) of greater than 2.5 to 1 at the Partnership level. The Revolving Credit Agreement and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to our Operating Partnership and us, respectively. These covenants include (i) restrictions on the incurrence of additional indebtedness and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. We were in compliance with all covenants and terms of all of our debt agreements as of September 29, 2007.

Partnership Distributions

We are required to make distributions in an amount equal to all of our Available Cash, as defined in the Third Amended and Restated Partnership Agreement, as amended, no more than 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. Available Cash, as defined in the Partnership Agreement, generally means all cash on hand at the end of the respective fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. These reserves are retained for the proper conduct of our business, the payment of debt principal and interest and for distributions during the next four quarters. The Board of Supervisors reviews the level of Available Cash on a quarterly basis based upon information provided by management. As a result of the GP Exchange Transaction, all IDRs formerly held by the General Partner have been cancelled and the General Partner is not entitled to receive any cash distributions in respect of its general partner interests. Accordingly, beginning with the quarterly distribution paid on November 14, 2006 in respect of the fourth quarter of fiscal 2006, 100% of all cash distributions are paid to the holders of Common Units, including the 2.3 million Common Units issued in the GP Exchange Transaction.

On October 25, 2007, we announced a quarterly distribution of $0.75 per Common Unit, or $3.00 on an annualized basis, in respect of the fourth quarter of fiscal 2007 payable on November 13, 2007 to holders of record on November 6, 2007. This quarterly distribution included an increase of $0.0375 per Common Unit, or $0.15 per Common Unit on an annualized basis, from the previous quarterly distribution rate representing the fifteenth increase since our recapitalization in 1999 and a 13% increase in the quarterly distribution rate since the fourth quarter of the prior year.

Pension Plan Assets and Obligations

Our defined benefit pension plan was frozen to new participants effective January 1, 2000 and, in furtherance of our effort to minimize future increases in our benefit obligations, effective January 1, 2003, all future service credits were eliminated. Therefore, eligible participants will receive interest credits only toward their ultimate defined benefit under the defined benefit pension plan. There were no minimum funding requirements for the defined benefit pension plan during fiscal 2007, 2006 or 2005. During 2007, we made a voluntary cash contribution from cash on hand of $25.0 million to our defined benefit pension plan in order to fully fund our estimated accumulated benefit obligation, thus substantially reducing, if not eliminating, our future funding requirements. As a result of our voluntary contributions and improved asset returns in our pension asset portfolio during the last several years, the fair value of plan assets exceeded the accumulated benefit obligation of the defined benefit pension plan by $5.5 million as of September 29, 2007. This overfunded position resulted in the elimination of the additional minimum liability of $63.5 million with a corresponding increase to accumulated other comprehensive loss, a component of partners’ capital.

At the end of fiscal 2007, we adopted SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 103 and 132R’’ (‘‘SFAS 158’’), which requires companies to recognize the funded status of pension and other postretirement benefit plans as an asset or liability on sponsoring employers’ balance sheets and to recognize changes in the funded status in comprehensive income (loss) in the year the changes occur. This adoption resulted in a $48.0 million reduction to the prepaid pension asset and a $5.0 million decrease to accrued postretirement liability, with the net amount of $43.0 million recorded as a reduction in the net assets of the Partnership to accumulated other comprehensive loss. As of September 29, 2007, the fair value of plan assets exceeded the projected benefit obligation of the defined benefit pension plan by $5.5 million, which was recognized on the balance sheet as an asset in accordance with SFAS 158.

During fiscal 2007, lump sum benefit payments of $10.8 million exceeded the combined service and interest costs of the net periodic pension cost. As a result, pursuant to SFAS No. 88 ‘‘Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,’’ we recorded a non-cash settlement charge of $3.3 million in order to accelerate recognition of a portion of cumulative unrecognized losses in the defined benefit pension plan. These unrecognized losses were previously accumulated as a reduction to partners’ capital and were being amortized to expense as part of our net periodic pension cost in accordance with SFAS No. 87 ‘‘Employers’ Accounting for Pensions.’’ A similar non-cash pension settlement charge of $4.4 million was recorded in fiscal 2006 as a result of the level of lump sum benefit payments. Additional pension settlement charges may be required in future periods depending on the level of lump sum benefit payments.

The Partnership’s investment policies and strategies, as set forth in the Investment Management Policy and Guidelines, are monitored by a Benefits Committee comprised of five members of management. During fiscal 2007, the Benefits Committee proposed and the Board of Supervisors approved contributions to the plan in order to fully fund the accumulated benefit obligation, as described above, and to change the plan’s asset allocation to reduce investment risk and more closely match the asset mix to the future cash requirements of the plan. The implementation of this strategy resulted in the $25.0 million voluntary contribution described above, and a change in the asset allocation to reflect a greater concentration of fixed income securities.

There can be no assurance that future declines in capital markets, or interest rates, will not have an adverse impact on our results of operations or cash flow. However, with the overfunded status of the plan, coupled with the shift in investment strategy to a higher concentration of fixed income securities, we expect over the long-term that the returns on plan assets should match increases in the accumulated benefit obligation resulting from interest credits, this maintaining a fully funded status. For purposes of computing the actuarial valuation of projected benefit obligations, we increased the discount rate assumption from 5.50% as of September 30, 2006 to 6.00% as of September 29, 2007 to reflect current market expectations related to long-term interest rates and the projected duration of our pension obligations based on a benchmark index with similar characteristics as the expected cash flow requirements of our defined benefit pension plan over the long-term. Additionally, for purposes of the computation of the net periodic pension cost for fiscal 2007, 2006 and 2005 we assumed increased long-term rates of return on plan assets of 8.00%, 8.00% and 7.50%, respectively, based on the investment mix of our pension asset portfolio, historical asset performance and expectations for future performance. For purposes of the computation of the net periodic pension cost for fiscal 2008, we expect the rate of return on plan assets will be reduced to reflect the higher concentration of fixed income securities. Based on information provided by our actuaries, we do not project any future funding requirements.

We also provide postretirement health care and life insurance benefits for certain retired employees. Partnership employees who were hired prior to July 1993 and retired prior to March 1998 are eligible for such benefits if they reached a specific retirement age while working for the Partnership. Effective January 1, 2000, we terminated our postretirement benefit plan for all eligible employees retiring after March 1, 1998. All active and eligible employees who were to receive benefits under the postretirement plan subsequent to March 1, 1998 were provided an increase to their accumulated benefits under the defined benefit pension plan. Our postretirement health care and life insurance benefit plans are unfunded.

Long-Term Debt Obligations and Operating Lease Obligations

Contractual Obligations

Long-term debt obligations and future minimum rental commitments under noncancelable operating lease agreements as of September 29, 2007 are due as follows:

(Dollars in thousands)	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012 and thereafter	Total
Long-term debt	$—	$—	$125,000	$—	$425,000	$550,000
Future interest payments	38,606	38,606	36,259	29,219	73,048	215,738
Operating leases	12,903	9,455	6,798	4,342	3,114	36,612
Total debt obligations, cash interest and lease commitments	$51,509	$48,061	$168,057	$33,561	$501,162	$802,350

Additionally, we have standby letters of credit in the aggregate amount of $51.0 million, in support of retention levels under our casualty insurance programs and certain lease obligations, which expire periodically through October 25, 2008.

Operating Leases

We lease certain property, plant and equipment for various periods under noncancelable operating leases, including approximately 53% of our vehicle fleet, approximately 25% of our customer service centers and portions of our information systems equipment. Rental expense under operating leases was $19.6 million, $27.2 million and $28.6 million for fiscal 2007, 2006 and 2005, respectively. Future minimum rental commitments under noncancelable operating lease agreements as of September 29, 2007 are presented in the table above.

Off-Balance Sheet Arrangements

Guarantees

We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2014. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $15.3 million. The fair value of residual value guarantees for outstanding operating leases was $-0- as of September 29, 2007 and September 30, 2006.

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (‘‘SFAS 159’’). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which will be our 2009 fiscal year beginning September 28, 2008. We are currently in the process of evaluating the impact that SFAS 159 may have on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. Like SFAS 159 above, SFAS 157 will be effective for fiscal years beginning after November 15, 2007, which will be our 2009 fiscal year beginning September 28, 2008. We are currently in the process of evaluating the impact that SFAS 157 may have on our consolidated financial position, results of operations and cash flows.

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

As a result of various market factors during the first half of fiscal 2007, particularly commodity price volatility during the first four months of the fiscal year, we experienced additional margin opportunities due to favorable pricing under certain supply arrangements and from our hedging and risk management activities. We attribute approximately $14.7 million of the fiscal 2007 profitability to the favorable supply and market factors. However, supply and risk management transactions may not always result in increased product margins and there can be no assurance that these favorable market conditions will be present in the future in order to provide the additional margin opportunities realized during fiscal 2007.

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

Interest Rate Risk

A portion of our long-term borrowings bear interest at a variable rate based upon either LIBOR or Wachovia National Bank’s prime rate, plus an applicable margin depending on the level of our total leverage. Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. On March 31, 2005, we entered into a $125.0 million interest rate swap contract in conjunction with the Term Loan facility under the Revolving Credit Agreement. The interest rate swap is being accounted for under SFAS 133 and has been designated as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized in other comprehensive (loss) income (‘‘OCI’’) until the hedged item is recognized in earnings. At September 29, 2007, the fair value of the interest rate swap was ($0.3) million representing an unrealized loss and was included within other liabilities.

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

At September 29, 2007, the fair value of derivative instruments described above resulted in derivative assets (unrealized gains) of $2.5 million included within prepaid expenses and other current assets and derivative liabilities (unrealized losses) of $0.5 million included within other current liabilities. Cost of products sold included unrealized (non-cash) losses in the amount of $7.6 million for the year ended September 29, 2007 compared to unrealized (non-cash) gains of $14.5 million for the year ended September 30, 2006, attributable to the change in fair value of derivative instruments not designated as cash flow hedges. As of September 29, 2007, unrealized gains on derivative instruments designated as cash flow hedges in the amount of $1.4 million were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur.

Sensitivity Analysis

In an effort to estimate our exposure to unfavorable market price changes in propane or fuel oil related to our open positions under derivative instruments, we developed a model that incorporates the following data and assumptions:

A.	The actual fixed contract price of open positions as of September 29, 2007 for each of the future periods.

B.	The estimated future market prices for futures and forward contracts as of September 29, 2007 as derived from the NYMEX for traded propane or fuel oil futures for each of the future periods.

C.	The market prices determined in B. above were adjusted adversely by a hypothetical 10% change in the future periods and compared to the fixed contract settlement amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for each of the future months for which a future, forward and/or option contract exists indicates either future losses or a reduction in potential future gains of $5.8 million as of September 29, 2007. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio. The average posted price of propane on September 29, 2007 at Mont Belvieu, Texas (a major storage point) was $1.341 per gallon as compared to $0.9475 per gallon on September 30, 2006. The average posted price of fuel oil on September 29, 2007 at Linden, New Jersey was $2.2379 per gallon as compared to $1.685 per gallon on September 30, 2006. The average posted price of propane on November 20, 2007 at Mont Belvieu, Texas was $1.563 per gallon, representing a 16.6% increase since the end of fiscal 2007. The average posted price of fuel oil on November 20, 2007 at Linden, New Jersey was $2.6739 per gallon, representing a 19.5% increase since the end of fiscal 2007.

As of September 29, 2007, our open positions under derivative instruments reflected a net short position (sell contracts) aggregating $32.2 million.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)(g)	Total Year (a)
Fiscal 2007
Revenues	$397,908	$555,111	$271,454	$215,090	$1,439,563
Income (loss) before interest expense and provision for income taxes (b)	63,062	114,972	7,261	(20,699)	164,596
Income (loss) from continuing operations (b)	53,084	105,272	(1,751)	(33,258)	123,347
Discontinued operations:
Gain on disposal of discontinued operations (c)	1,002	—	203	682	1,887
Income from discontinued operations (d)	568	588	408	489	2,053
Net income (loss) (b)	54,654	105,860	(1,140)	(32,087)	127,287
Net income (loss) from continuing operations per
common unit – basic (e)	1.65	3.22	(0.05)	(1.02)	3.79
Net income (loss) per common unit – basic (e)	1.70	3.24	(0.03)	(0.99)	3.91
Net income (loss) per common unit – diluted (e)	1.69	3.22	(0.03)	(0.99)	3.89
Cash (used in) provided by
Operating activities	(5,893)	87,120	46,788	17,942	145,957
Investing activities	(6,663)	(2,048)	(5,981)	(4,997)	(19,689)
Financing activities	(21,637)	(22,464)	(22,872)	(23,280)	(90,253)
EBITDA (f)	$71,768	$123,130	$15,303	$(12,423)	$197,778
Retail gallons sold
Propane	121,764	166,796	80,042	63,924	432,526
Fuel oil and refined fuels	28,498	43,997	19,144	12,867	104,506
Fiscal 2006
Revenues	$486,160	$589,788	$303,048	$278,134	$1,657,130
Income (loss) before interest expense and provision for income taxes (b)	48,109	94,345	(1,097)	(11,619)	129,738
Income (loss) from continuing operations (b)	37,392	83,323	(10,904)	(21,517)	88,294
Discontinued operations:
Income from discontinued operations (d)	823	706	431	486	2,446
Net income (loss) (b)	38,215	84,029	(10,473)	(21,031)	90,740
Net income (loss) from continuing operations per
common unit – basic (e)	1.12	2.42	(0.34)	(0.68)	2.76
Net income (loss) per common unit – basic (e)	1.15	2.44	(0.33)	(0.66)	2.84
Net income (loss) per common unit – diluted (e)	1.14	2.43	(0.33)	(0.66)	2.83
Cash (used in) provided by
Operating activities	(8,932)	63,768	66,048	49,437	170,321
Investing activities	(5,938)	(3,303)	(3,184)	(6,667)	(19,092)
Financing activities	17,088	(60,411)	(41,671)	(20,075)	(105,069)
EBITDA (f)	$57,143	$103,949	$7,090	$(2,847)	$165,335
Retail gallons sold
Propane	133,811	168,847	88,661	75,460	466,779
Fuel oil and refined fuels	43,816	54,699	26,563	20,538	145,616

(a)	Fiscal 2006 includes 53 weeks of operations compared to 52 weeks in fiscal 2007. The fourth quarter of fiscal 2006 includes 14 weeks of operations compared to 13 weeks in the fourth quarter of fiscal 2007.

(b)	These amounts include gains from the disposal of property, plant and equipment of $2.8 million for fiscal 2007 and $1.0 million for fiscal 2006.
(c)	Gain on disposal of discontinued operations reflects (i) a $1.0 million gain on the non-cash exchange of nine non-strategic customer service centers for three customer service centers of another company in Alaska during the first quarter of fiscal 2007; (ii) a $0.2 million gain on the sale of one customer service center for net cash proceeds of $0.3 million during the third quarter of fiscal 2007; and (iii) a $0.7 million gain on the sale of two customer service centers for net cash proceeds of $1.0 million during the fourth quarter of fiscal 2007. These gains were accounted for within discontinued operations pursuant to SFAS 144.
(d)	On October 2, 2007, we completed the Tirzah Sale. As a result of this sale, a gain of approximately $40.0 million will be reported as a gain from the disposal of discontinued operations in our results for the first quarter of fiscal 2008. The results of operations from the Tirzah facilities have been reported within discontinued operations. Because the transaction closed subsequent to the end of fiscal 2007, our cash on hand at September 29, 2007 does not include the net proceeds of approximately $54.0 million.
(e)	Computations of earnings per Common Unit for the year ended September 29, 2007 were performed in accordance with SFAS No. 128 ‘‘Earnings per Share’’ (‘‘SFAS 128’’) by dividing net income by the weighted average number of outstanding Common Units. For fiscal 2006, earnings per Common Unit were performed in accordance with Emerging Issues Task Force consensus 03-6 ‘‘Participating Securities and the Two-Class Method Under FAS 128’’ (‘‘EITF 03-6’’), when applicable. EITF 03-6 requires, among other things, the use of the two-class method of computing earnings per unit when participating securities exist. The two-class method is an earnings allocation formula that computes earnings per unit for each class of Common Unit and participating security according to distributions declared and participating rights in undistributed earnings, as if all of the earnings were distributed to the limited partners and the General Partner (inclusive of the previously outstanding IDRs of the General Partner which were considered participating securities for purposes of the two-class method). Net income was allocated to the Common Unitholders and the General Partner in accordance with their respective partnership ownership interests, after giving effect to any priority income allocations for IDRs of the General Partner. As a result of the GP Exchange Transaction on October 19, 2006, the two-class method of computing income per Common Unit under EITF 03-6 is no longer applicable.

The requirements of EITF 03-6 do not apply to the computation of earnings per Common Unit in periods in which a net loss is reported and therefore did not have any impact on the third and fourth quarters of fiscal 2006. Net income and income from continuing operations per Common Unit presented in this table for the first and second quarters of fiscal 2006 and for the year ended September 30, 2006 reflect the impact of the application of EITF 03-6. Basic net income (loss) per Common Unit computed under SFAS 128 is computed by dividing net income (loss), after deducting our General Partner’s interest, by the weighted average number of outstanding Common Units. Diluted net income per Common Unit is computed by dividing net income (loss) by the weighted average number of outstanding Common Units and unvested restricted units granted under our 2000 Restricted Unit Plan. For purposes of the computation of income per Common Unit for the year ended September 30, 2007, earnings that would have been allocated to the General Partner for the period prior to the GP Exchange Transaction were not significant.

(f)	EBITDA represents net income before deducting interest expense, income taxes, depreciation and amortization. Our management uses EBITDA as a measure of liquidity and we are including it because we believe that it provides our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. In addition, certain of our incentive compensation plans covering executives and other employees utilize EBITDA as the performance target. We use this non-GAAP financial measure in order to assist industry analysts and investors in assessing our liquidity on a year-over-year and quarter-to-quarter basis. Moreover, our revolving credit agreement requires us to use EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA is not a recognized term under GAAP and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with GAAP. Because EBITDA as determined by us excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies. The following table sets forth (i) our calculations of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities (amounts in thousands):

Fiscal 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net income (loss)	$54,654	$105,860	$(1,140)	$(32,087)	$127,287
Add:
Provision for income taxes	762	378	389	4,124	5,653
Interest expense, net	9,216	9,322	8,623	8,435	35,596
Depreciation and amortization:
Continuing operations	7,010	7,446	7,306	7,028	28,790
Discontinued operations	126	124	125	77	452
EBITDA	71,768	123,130	15,303	(12,423)	197,778
Add (subtract):
Provision for income taxes – current	(762)	(378)	(389)	(324)	(1,853)
Interest expense, net	(9,216)	(9,322)	(8,623)	(8,435)	(35,596)
Compensation cost recognized under Restricted Unit Plan	1,297	(137)	949	905	3,014
Gain on disposal of property, plant and equipment, net	(247)	(1,815)	(339)	(381)	(2,782)
Gain on disposal of discontinued operations	(1,002)	—	(203)	(682)	(1,887)
Pension settlement charge	—	—	—	3,269	3,269
Changes in working capital and other assets and liabilities	(67,731)	(24,358)	40,090	36,013	(15,986)
Net cash provided by operating activities	$(5,893)	$87,120	$46,788	$17,942	$145,957

Fiscal 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net income (loss)	$38,215	$84,029	$(10,473)	$(21,031)	$90,740
Add:
Provision for income taxes	150	83	121	410	764
Interest expense, net	10,567	10,939	9,686	9,488	40,680
Depreciation and amortization:
Continuing operations	8,089	8,777	7,634	8,153	32,653
Discontinued operations	122	121	122	133	498
EBITDA	57,143	103,949	7,090	(2,847)	165,335
Add (subtract):
Provision for income taxes	(150)	(83)	(121)	(410)	(764)
Interest expense, net	(10,567)	(10,939)	(9,686)	(9,488)	(40,680)
Compensation cost recognized under Restricted Unit Plan	615	561	472	573	2,221
(Gain) loss on disposal of property, plant and equipment, net	(44)	(577)	(568)	189	(1,000)
Pension settlement charge	—	—	—	4,437	4,437
Changes in working capital and other assets and liabilities	(55,929)	(29,143)	68,861	56,983	40,772
Net cash provided by operating activities	$(8,932)	$63,768	$66,048	$49,437	$170,321
(g)	The fourth quarter of fiscal 2007 includes a $3.8 million adjustment related to the provision for income taxes – deferred taxes related to the utilization of net operating losses in the first quarter of fiscal 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Before filing this Annual Report, the Partnership completed an evaluation under the supervision and with the participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of September 29, 2007. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective at the reasonable assurance level as of September 29, 2007.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.    There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 29, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting is included below.

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

The Partnership’s management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of September 29, 2007. In making this assessment, the Partnership used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in ‘‘Internal Control-Integrated Framework.’’ These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Partnership’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Partnership’s assessment, as described above, management has concluded that, as of September 29, 2007, the Partnership’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Partnership’s internal control over financial reporting as of September 29, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in the ‘‘Report of Independent Registered Public Accounting Firm’’ on page F-2 of this Annual Report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Partnership Management

Our Partnership Agreement provides that all management powers over our business and affairs are exclusively vested in our Board of Supervisors and, subject to the direction of the Board of Supervisors, our officers. No Unitholder has any management power over our business and affairs or actual or apparent authority to enter into contracts on behalf of or otherwise to bind us. There are currently seven Supervisors, who serve on the Board of Supervisors pursuant to the terms of the Partnership Agreement. Prior to adoption of the current Partnership Agreement on October 19, 2006, following approval thereof by the Common Unitholders, Common Unitholders elected three Supervisors to serve a three-year term and the General Partner appointed two Supervisors. Under the current Partnership Agreement, all Supervisors are elected by the Common Unitholders for three-year terms and the two Supervisors appointed by the General Partner, Messrs. Alexander and Dunn, will continue to serve until the next Tri-Annual Meeting of the Unitholders (currently scheduled for fiscal 2009), at which meeting all Supervisors will be elected by the Common Unitholders.

On January 31, 2007, acting on authority granted to it under the Partnership Agreement, the Board of Supervisors increased its size from five to seven Supervisors and appointed John D. Collins and Jane Swift to fill the vacancies thereby created, effective April 25, 2007. Mr. Collins and Ms. Swift will continue to serve on the Board of Supervisors until the next Tri-Annual Meeting of the Unitholders, at which time they will be subject to re-election by the Common Unitholders.

Five Supervisors, who are not officers or employees of the Partnership or its subsidiaries, serve on the Audit Committee with authority to review, at the request of the Board of Supervisors, specific matters as to which the Board of Supervisors believes there may be a conflict of interest in order to determine if the resolution or course of action in respect of such conflict proposed by the Board of Supervisors is fair and reasonable to us. Under the Partnership Agreement, any matter that receives the ‘‘Special Approval’’ of the Audit Committee (i.e., approval by a majority of the members of the Audit Committee) is conclusively deemed to be fair and reasonable to us, is deemed approved by all of our partners and shall not constitute a breach of the Partnership Agreement or any duty stated or implied by law or equity as long as the material facts known to the party having the potential conflict of interest regarding that matter were disclosed to the Audit Committee at the time it gave Special Approval. The Audit Committee also assists the Board of Supervisors in fulfilling its oversight responsibilities relating to (a) integrity of the Partnership’s financial statements and internal controls over financial reporting; (b) the Partnership’s compliance with applicable laws, regulations and its code of conduct; (c) independence and qualifications of the independent registered public accounting firm; and (d) performance of the internal audit function and the independent registered public accounting firm.

Mr. Collins has advised the Board of Supervisors that he currently serves on the audit committees of four public companies, including the Partnership. In accordance with the rules of the NYSE, the Board of Supervisors has determined that Mr. Collins’ simultaneous service on four audit committees would not impair his ability to effectively serve on the Audit Committee of the Partnership’s Board of Supervisors.

The Board of Supervisors has determined that all five members of the Audit Committee, Harold R. Logan, Jr., John Hoyt Stookey, Dudley C. Mecum, John D. Collins and Jane Swift are audit committee financial experts and are independent within the meaning of the NYSE corporate governance listing standards and in accordance with Item 407 of Regulation S-K as of the date of this Annual Report. Mr. Logan, Chairman of the Audit Committee, presides at the regularly scheduled executive sessions of the non-management Supervisors, all of whom are independent, held as part of the meetings of the Audit Committee. On October 31, 2007, the Audit Committee approved the nomination to appoint Mr. Collins as Chairman of the Audit Committee, effective January 24, 2008. Investors and other parties interested in communicating directly with the non-management supervisors as a group may do so by writing to the Non-Management Members of the Board of Supervisors, c/o Company Secretary, Suburban Propane Partners, L.P., P.O. Box 206, Whippany, New Jersey 07981-0206.

Board of Supervisors and Executive Officers of the Partnership

The following table sets forth certain information with respect to the members of the Board of Supervisors and our executive officers as of November 20, 2007. Officers are appointed by the Board of Supervisors for one-year terms and Supervisors are elected by the Unitholders for three-year terms.

Name	Age	Position With the Partnership
Mark A. Alexander	49	Chief Executive Officer; Member of the Board of Supervisors
Michael J. Dunn, Jr.	58	President; Member of the Board of Supervisors
Michael A. Stivala	38	Chief Financial Officer and Chief Accounting Officer
A. Davin D’Ambrosio	43	Vice President and Treasurer
Paul Abel	54	Vice President, General Counsel and Secretary
William E. Anderson	51	Northeast Area Vice President
Mark Anton, II	50	Vice President – Business Development
Steven C. Boyd	43	Southeast and Western Area Vice President
Douglas T. Brinkworth	46	Vice President – Supply
Michael M. Keating	54	Vice President – Human Resources and Administration
Mark Wienberg	45	Vice President – Operational Planning and Analysis
Michael Kuglin	37	Controller
Harold R. Logan, Jr.	63	Member of the Board of Supervisors (Chairman and Chairman of the Audit Committee)
John Hoyt Stookey	77	Member of the Board of Supervisors (Chairman of the Compensation Committee)
Dudley C. Mecum	72	Member of the Board of Supervisors
John D. Collins	69	Member of the Board of Supervisors
Jane Swift	42	Member of the Board of Supervisors

Mr. Alexander has served as Chief Executive Officer and as a Supervisor since March 1996, and as President from October 1996 until May 2005. He was Executive Vice Chairman from March 1996 through October 1996. From 1989 until joining the Partnership, Mr. Alexander was an officer of Hanson Industries (the United States management division of Hanson plc, a global diversified industrial conglomerate), most recently Senior Vice President – Corporate Development. Mr. Alexander is the sole member of the General Partner. Mr. Alexander is a Director of Kaydon Corporation.

Mr. Dunn became President in May 2005. From June 1998 until that date he was Senior Vice President, becoming Senior Vice President – Corporate Development in November 2002. Mr. Dunn has served as a Supervisor since July 1998. He was Vice President – Procurement and Logistics from March 1997 until June 1998. Before joining the Partnership, Mr. Dunn was Vice President of Commodity Trading for the investment banking firm of Goldman Sachs & Company (‘‘Goldman Sachs’’).

Mr. Stivala has served as Chief Financial Officer and Chief Accounting Officer since October 2007. Prior to that he was Controller and Chief Accounting Officer since May 2005 and Controller since December 2001. Before joining the Partnership, he held several positions with PricewaterhouseCoopers LLP, an international accounting firm, most recently as Senior Manager in the Assurance practice. Mr. Stivala is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Mr. D’Ambrosio became Treasurer in November 2002 and was additionally made a Vice President in October 2007. He served as Assistant Treasurer from October 2000 to November 2002 and as Director of Treasury Services from January 1998 to October 2000. Mr. D’Ambrosio joined the Partnership in May 1996 after ten years in the commercial banking industry.

Mr. Abel has served as General Counsel and Secretary since June 2006 and was additionally made a Vice President in October 2007. From May 2005 until June 2006, Mr. Abel was Assistant General Counsel of Velocita Wireless, L.P., the owner and operator of a nationwide wireless data network. From 1998 until May 2005, Mr. Abel was Vice President, Secretary and General Counsel of AXS-One Inc. (formerly known as Computron Software, Inc.), an international business software company.

Mr. Anderson has served as Northeast Area Vice President since March 2007. He joined the Partnership in December 2003 as a Region General Manager upon the Partnership’s acquisition of Agway Energy, where he had also served as Region General Manager since before 2002.

Mr. Anton has served as Vice President, Business Development since he joined the Partnership in 1999. Prior to joining the Partnership, Mr. Anton worked as an Area Manager for another large multi-state propane marketer and was a Vice President at several large investment banking organizations.

Mr. Boyd has served as Southeast and Western Area Vice President since March 2007. Prior to that he was Managing Director – Area Operations since November 2003 and Regional Manager – Northern California since May 1997. Mr. Boyd held various managerial positions with predecessors of the Partnership from 1986 through 1996.

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

Mr. Wienberg has served as Vice President – Operational Planning and Analysis since October 2007. Prior to that he served as Managing Director, Financial Planning and Analysis from October 2003 to October 2007 and as Director, Financial Planning and Analysis from July 2001 to October 2003. Prior to joining the Partnership, Mr. Wienberg was Assistant Vice President – Finance of International Home Foods Corp., a consumer products manufacturer.

Mr. Kuglin became Controller in October 2007. For the eight years prior to joining the Partnership he held several financial and managerial positions with Alcatel-Lucent, a global communications solutions provider. Prior to Alcatel-Lucent, Mr. Kuglin held several positions with the international accounting firm PricewaterhouseCoopers LLP, most recently Manager in the Assurance practice. Mr. Kuglin is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Mr. Logan has served as a Supervisor since March 1996 and was elected as Chairman of the Board of Supervisors in January 2007. From 2003 to September 2006, Mr. Logan was a Director and Chairman of the Finance Committee of the Board of Directors of TransMontaigne Inc., which provided logistical services (i.e. pipeline, terminaling and marketing) to producers and end-users of refined petroleum products. From 1995 to 2002, Mr. Logan was Executive Vice President/Finance, Treasurer and a Director of TransMontaigne Inc. From 1987 to 1995, Mr. Logan served as Senior Vice President of Finance and a Director of Associated Natural Gas Corporation, an independent gatherer and marketer of natural gas, natural gas liquids and crude oil. Mr. Logan is also a Director of Graphic Packaging, Inc. and Hart Energy Publishing LLP.

Mr. Stookey has served as a Supervisor since March 1996. He was Chairman of the Board of Supervisors from March 1996 through January 2007. From 1986 until September 1993, he was the Chairman, President and Chief Executive Officer of Quantum. He served as non-executive Chairman and a Director of Quantum from its acquisition by Hanson plc in September 1993 until October 1995. Mr. Stookey is a non-executive Chairman of Per Scholas Inc. (a non-profit organization dedicated to using technology to improve the lives of residents of the South Bronx).

Mr. Mecum has served as a Supervisor since June 1996. He has been a managing director of Capricorn Holdings, LLC (a sponsor of and investor in leveraged buyouts) since June 1997. Mr. Mecum was a partner of G.L. Ohrstrom & Co. (a sponsor of and investor in leveraged buyouts) from 1989 to June 1996.

Mr. Collins has served as a Supervisor since April 2007. He served with KPMG, LLP, an international accounting firm, from 1962 until 2000, most recently as senior audit partner of its New York office. He has served as a United States representative on the International Auditing Procedures Committee, a committee of international accountants responsible for establishing international auditing standards. Mr. Collins is a Director of Montpelier Re, Mrs. Fields Famous Brands, LLC and Excelsior Funds, and serves as a Trustee of LeMoyne College.

Ms. Swift has served as a Supervisor since April 2007. She is the founder of WNP Consulting, LLC, providing expert advice and guidance to early stage education companies. From 2003 – 2006 she was a General Partner at Arcadia Partners, a venture capital firm focused on the education industry. She currently serves on the boards of Animated Speech Company, Sally Ride Science Inc. and WellCare Health Plans, and several not-for-profit boards, including The Republican Majority for Choice and Landmark Volunteers, Inc. Prior to joining Arcadia, Ms. Swift served for 15 years in Massachusetts state government, becoming Massachusetts’ first woman governor in 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Supervisors, executive officers and holders of ten percent or more of our Common Units to file initial reports of ownership and reports of changes in ownership of our Common Units with the SEC. Supervisors, executive officers and ten percent Unitholders are required to furnish the Partnership with copies of all Section 16(a) forms that they file. Based on a review of these filings, we believe that all such filings were timely made during fiscal 2007.

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

Compensation Committee Charter

Five Supervisors, who are not officers or employees of the Partnership or its subsidiaries, serve on the Compensation Committee. We have adopted a Compensation Committee Charter in accordance with the NYSE corporate governance listing standards in effect as of the date of this Annual Report. Copies of our Compensation Committee Charter are available without charge from our website at www.suburbanpropane.com or upon written request directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.

NYSE Annual CEO Certification

The NYSE requires the Chief Executive Officer of each listed company to submit a certification indicating that the company is not in violation of the Corporate Governance listing standards of the NYSE on an annual basis. Mr. Alexander submitted his Annual CEO Certification for 2007 to the NYSE without qualification.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis provides a review of our executive compensation philosophy, policies and practices with respect to the following executive officers of the Partnership (the ‘‘named executive officers’’): the Chief Executive Officer, President, the Chief Financial Officer, the other two most highly compensated executive officers and one individual, Mr. Jolly, for whom disclosure would have been required but for the fact that he no longer served as an executive officer at the conclusion of fiscal 2007.

Executive Compensation Philosophy and Components

The objectives of our executive compensation program are as follows:

•	The attraction and retention of talented executives who have the skills and experience required to achieve our goals; and

•	The alignment of the short-term and long-term interests of our executive officers with the short-term and long-term interests of our Unitholders.

We accomplish these objectives by providing our executives with compensation packages that combine various components that are specifically linked to either short-term or long-term performance measures. Therefore, our executive compensation packages are designed to achieve our overall goal of sustainable, profitable growth by rewarding our executive officers for behaviors that facilitate our achieving this goal.

The principal components of the compensation we provide to our named executive officers are as follows:

•	Base salary;

•	Cash incentives paid under an annual bonus plan;

•	Long-term Incentive Plan grants; and

•	Discretionary grants of restricted units under the 2000 Restricted Unit Plan.

We align the short-term and long-term interests of our executive officers with the short-term and long-term interests of our Unitholders by:

•	Providing our executive officers with an annual incentive target that encourages them to achieve or exceed targeted financial results and operating performance for the fiscal year;

•	Providing a long-term incentive plan that encourages our executives to implement activities and practices conducive to sustainable, profitable growth because it permits them to share in benefits generated in the future; and

•	Providing a restricted unit plan that is utilized to retain the services of the participating executive officers over a five-year period while simultaneously encouraging behaviors conducive to the long-term appreciation of our Common Units.

Establishing Executive Compensation

The Compensation Committee (the ‘‘Committee’’) is responsible for overseeing our executive compensation program. In accordance with its charter, available on our website at www.suburbanpropane.com, the Committee ensures that the compensation packages provided to our executive officers are designed in accordance with our compensation philosophy. The Committee reviews and approves the compensation packages of all managing directors, vice presidents and the named executive officers.

Annually, the Vice President of Human Resources prepares a comprehensive analysis of each executive officer’s past and current compensation to assist the Committee in the assessment and determination of executive compensation packages for the subsequent fiscal year. The Committee considers a number of factors in establishing the compensation packages for each executive officer, including, but not limited to, tenure, scope of responsibility and individual performance. The relative importance assigned to each of these factors by the Committee may differ from executive to executive. The performance of each of our executive officers is continually assessed by the Committee and by our highest-ranking executive officers and also factors into the decision-making process, particularly in relation to promotions and increases in base compensation. In addition, as part of the Committee’s annual review of each executive officer’s fiscal 2007 total compensation package, the Committee was provided with benchmarking data for a relevant peer group of companies for comparison purposes. The benchmarking data is just one of a number of factors considered by the Committee, but is not necessarily the most persuasive factor.

The benchmarking data was derived from the Mercer Human Resource Consulting, Inc. (‘‘Mercer’’) Benchmark Database containing information obtained from surveys of over 2,500 organizations and 167 positions which may include similarly-sized national propane marketers. The Committee does not base its benchmarking solely on a peer group of other propane marketers. The use of the Mercer database provides a broad base of compensation benchmarking information for companies of a similar size to Suburban. The peer group used for the Suburban positions consisted of organizations included in the Mercer database that report annual revenues of between $1.0 billion and $2.5 billion per year. The Committee used the median total compensation paid by the peer group to assess whether the ‘‘total cash compensation opportunities’’ that we provide to our executive officers are both competitive and commensurate with each executive officer’s position and corresponding duties. However, due to an overall increase in salaries in the New York area, the Committee may consider using the mean of the reported data as a benchmark in the future.

    In establishing the executive compensation packages for fiscal 2007, the members of the Committee also focused on lessening the shortfalls between the compensation packages that we provide to our executive officers and the median compensation paid by the companies whose data underlie the Mercer benchmark database. The Committee does not, however, set specific percentile targets for total compensation of our executive officers compared to the total compensation of the peer group.

In making its decisions regarding our fiscal 2007 executive compensation packages, the Committee first reviewed the total cash compensation opportunities that we provided to our executive officers during fiscal 2006. Each executive officer’s ‘‘total cash compensation opportunities’’ consist of base salary, an annual cash bonus, and long-term incentives. The Committee then compared each executive officer’s total cash compensation opportunity to the total median cash compensation opportunity for the parallel position in the Mercer study. By focusing on each executive officer’s total cash compensation opportunities as a whole, instead of on single components of compensation such as base salary, the Committee created fiscal 2007 compensation packages for our executive officers that emphasize the performance-based components of compensation.

Role of Executive Officers and Compensation Committee in Compensation Process

The Committee establishes and enforces our general compensation philosophy in consultation with our Chief Executive Officer. The role of our Chief Executive Officer in the executive compensation process is to recommend individual pay adjustments for the executive officers, other than himself, to the Committee based on market conditions, our performance, and individual performance. With the assistance of our Vice President of Human Resources, our CEO presented the Committee with information comparing each executive officer’s compensation to the median compensation figures provided in the Mercer Database. Additionally, based on our budgeted fiscal 2007 financial performance, our CEO presented the Committee with budgeted EBITDA for purposes of setting the targets for our annual cash bonus plan.

Among other duties, the Committee has overall responsibility for:

•	Reviewing and approving compensation of our Chief Executive Officer, President, Chief Financial Officer and all other executive officers;

•	Reporting to the Board of Supervisors any and all decisions regarding compensation changes for our Chief Executive Officer, President, Chief Financial Officer and our other executive officers;

•	Evaluating and making recommendations to the Board of Supervisors regarding our annual bonus plan, long-term incentive plan, restricted unit plan, as well as all other compensation policies and programs;

•	Administering and interpreting the compensation plans that constitute each component of our executive officers’ compensation packages; and

•	Engaging consultants, when appropriate, to provide independent, third-party advice on executive officer-related compensation (in prior fiscal years, the Committee engaged Sibson Consulting during fiscal 2004 for benchmarking the fiscal 2005 executive officers’ compensation packages and Mercer during fiscal 2005 for benchmarking our President’s 2006 compensation package).

Allocation Among Components

Under our compensation structure, the mix of base salary, cash bonus and long-term compensation provided to each executive officer varies depending on their position. The base salary for each executive officer is the only fixed component of compensation. All other compensation, including annual cash bonuses and long-term incentive compensation, is variable in nature as it is dependent upon achievement of certain performance measures. The following table summarizes the components as percentages of each named executive officer’s total cash compensation opportunity.

	Base Salary	Cash Bonus Target	Long-Term Incentive
Mark A. Alexander(1)	42%	42%	16%
Robert M. Plante	42%	36%	22%
Michael J. Dunn, Jr.	39%	39%	22%
Steven C. Boyd	51%	31%	18%
Michael M. Keating	49%	32%	19%
Jeffrey S. Jolly(2)	46%	33%	21%

(1)	Mr. Alexander’s Long-Term Incentive Plan award is considerably less than Mr. Plante’s and Mr. Dunn’s because under his employment agreement the percentage applied to his base pay is lower than the percentage applied to the base pay of each of the other named executive officers.
(2)	Pursuant to the terms of his severance agreement, in November 2007, Mr. Jolly was paid his Long-Term Incentive Plan award granted in fiscal 2005. Under the terms of this severance agreement, Mr. Jolly forfeited all rights to his 2006 and 2007 Long-Term Incentive Plan awards.

In allocating compensation among these elements, we believe that the compensation of our senior-most levels of management – the levels of management having the greatest ability to influence our performance – should be approximately 50% performance-based, while lower levels of management should receive a greater portion of their compensation in base salary. Additionally, our short-term and long-term incentive plans do not provide for minimum payments and are, thus, truly pay-for-performance compensation plans.

Internal Pay Equity

In determining the different compensation packages for each of our named executive officers, the Committee takes into consideration a number of factors, including the level of responsibility and influence that each named executive officer has over the affairs of the Partnership, tenure, individual performance and years in one’s current position. The relative importance assigned to each of these factors by the Committee may differ from executive to executive. The Committee will also consider the existing level of equity ownership of each of our named executive officers when granting awards under our 2000 Restricted Unit Plan and the 2003 Long-Term Incentive Plan (see below for a description of both plans). The compensation packages for our Chief Executive Officer and our President are set forth in their respective employment agreements, as further described below. As a result, different weight may be given to different components of compensation among each of our named executive officers. In addition, as discussed in the section above titled ‘‘Allocation Among Components,’’ the compensation packages that we provide to our senior-most levels of management are, at a minimum, 50% performance-based. In order to align the interests of senior management with the interests of our Common Unitholders, we consider it requisite to accentuate the performance-based elements of the compensation packages that we provide to these individuals because the actions and decisions of these individuals have a direct impact on our performance.

Base Salary

Base salaries for the named executive officers and, indeed, all of our other executive officers, are reviewed and approved annually by the Committee. In order to determine the fiscal 2007 base salary increases, the Committee compared each executive officer’s fiscal 2006 base salary with the corollary median salary provided in the Mercer study. The Committee determined base salary adjustments, which may be higher or lower than the comparative data, following an assessment of our overall results as well as each executive officer’s position, performance and scope of responsibility, while at the same time considering each executive officer’s previous total cash compensation opportunities. At the beginning of fiscal 2007, each named executive officer received adjustments to his base salary in accordance with the philosophy and process described above, ranging from 0% to 28%. A subsequent 8% adjustment was made to Mr. Boyd’s base salary upon his promotion to vice president during fiscal 2007. In the event of a promotion such as Mr. Boyd’s or a new hire, the Committee reviews and takes action at its next meeting.

The fiscal 2007 adjustments to each named executive officer’s base salary were as follows:

Mark A. Alexander(1)	0%
Robert M. Plante(2)	28%
Michael J. Dunn, Jr.(3)	7%
Steven C. Boyd(4)	24%
Michael M. Keating	9%
Jeffrey S. Jolly	8%

(1)	Because Mr. Alexander’s base salary is set forth under the provisions of his employment agreement, the Committee did not adjust his base salary.
(2)	The Committee’s decision to increase Mr. Plante’s salary by 28% was based on consideration of his responsibilities as CFO and the increasing complexity of the CFO’s responsibilities resulting from the promulgation of the Sarbanes-Oxley Act.
(3)	Upon the execution of an employment agreement with Mr. Dunn on February 5, 2007, his base salary was increased by 7% to $400,000.
(4)	This percentage represents the total adjustment between Mr. Boyd’s fiscal 2006 base salary and his base salary upon his promotion to vice president.

The total base salary paid to each named executive officer in fiscal 2007 is reported in the column titled ‘‘Salary ($)’’ in the Summary Compensation Table below.

Annual Cash Bonus Plan

Annual cash bonuses (which fall within the SEC’s definition of ‘‘Non-Equity Incentive Plan Compensation’’ for the purposes of the Summary Compensation Table and otherwise) are earned by our executive officers in accordance with the performance objective provisions of our annual cash bonus plan. The cash bonuses earned by Mr. Alexander and Mr. Dunn are the only exceptions to this general rule because their bonus provisions are established in their respective employment agreements. Although this plan is generally administered using the formula described below, occasionally the Committee may exercise its broad discretionary powers to decrease or increase the annual cash bonus paid to a particular executive officer when the Committee recognizes that a particular executive officer’s performance warrants a decreased or an increased bonus. Such adjustments, if any, are recommended to the Committee by our Chief Executive Officer. During fiscal 2007, our Chief Executive Officer did not make any such recommendations to the Committee.

The terms of our annual bonus plan provide for cash payments of a specified percentage (which, in fiscal 2007, ranged from 60% to 100%) of our named executive officers’ annual base salaries (‘‘target cash bonus’’) if, for the fiscal year, actual EBITDA equals the Partnership’s budgeted EBITDA. For purposes of calculating the annual cash bonus, the Committee may exercise discretion to adjust both budgeted and actual EBITDA for various items considered to be non-recurring in nature; including, but not limited to, unrealized (non-cash) gains or losses from the application of SFAS 133 reported within cost of products sold in our statement of operations (‘‘cash bonus plan EBITDA’’). Executive officers have the opportunity to earn between 90% and 110% of their target cash bonuses, in accordance with the terms of the plan, paralleling the percentage of actual cash bonus plan EBITDA in relationship to budgeted cash bonus plan EBITDA ranging from 90% to 110%. Under the annual bonus plan, no bonuses are earned if actual cash bonus plan EBITDA is less than 90% of budgeted cash bonus plan EBITDA and cash bonuses cannot exceed 110% of the target cash bonus even if actual cash bonus plan EBITDA is more than 110% of budgeted cash bonus plan EBITDA.

For fiscal 2007, our budgeted cash bonus plan EBITDA was $171.7 million. Our actual cash bonus plan EBITDA was such that each of our executive officers earned 110% of his target cash bonus. The following table provides the fiscal 2007 budgeted cash bonus plan EBITDA targets that were established at the October 17, 2006 Compensation Committee meeting:

Fiscal 2007 Budged Cash Bonus Plan EBITDA (in Millions)	Target Bonus Percentage that would have been Earned if Actual Cash Bonus Plan EBITDA Equaled the Figure in the Previous Column
$188.9	110%
$180.3	105%
$171.7(1)	100%
$163.1	95%
$154.5	90%

(1)	Budgeted cash bonus plan EBITDA for fiscal 2007.

The bonuses earned under the annual cash bonus plan by each of our named executive officers are reported in the column titled ‘‘Non-Equity Incentive Plan Compensation ($)’’ in the Summary Compensation Table below.

The 2007 target cash bonus percentages and target cash bonuses established for each named executive officer and the actual cash bonuses earned by each of them during fiscal 2007 are summarized as follows:

Name	2007 Target Cash Bonus as a % of Salary	2007 Target Cash Bonus	2007 Actual Cash Bonus Earned
Mark A. Alexander(1)	100%	$450,000	$495,000
Robert M. Plante	85%	$255,000	$280,500
Michael J. Dunn, Jr.(1)(2)	100%	$400,000	$440,000
Steven C. Boyd(2)	60%	$141,000	$155,100
Michael M. Keating	65%	$136,500	$150,150
Jeffrey S. Jolly(3)	65%	$143,000	$157,300

(1)	Mr. Alexander’s and Mr. Dunn’s target cash bonuses are established by the terms in their respective employment agreements. See ‘‘Employment Agreements’’ section below.
(2)	Both Mr. Dunn and Mr. Boyd received mid-year salary increases, and the Committee agreed to permit their target cash bonuses to equal their final salaries for the fiscal year multiplied by their respective target cash bonus percentages.
(3)	The terms of Mr. Jolly’s severance agreement permit, among other things, payment of his cash bonus, if earned in accordance with the terms of our annual bonus plan, as if he had remained in our employ during the entire 2007 fiscal year.

For purposes of establishing the cash bonus targets for fiscal 2008, at its meeting on October 31, 2007 the Committee reviewed and approved our fiscal 2008 budget. The budget is developed annually using a bottom-up process factoring in reasonable growth targets from the prior year performance, while at the same time attempting to reach a good balance between a target that is reasonably achievable, yet not assured. As described above, executive officers will have the opportunity to earn between 90% and 110% of their target cash bonuses, paralleling the percentage of actual cash bonus plan EBITDA in relationship to budgeted cash bonus plan EBITDA ranging from 90% to 110%. Over the past three years, our actual cash bonus plan EBITDA was such that each of our executive officers earned 110%, 109% and 0% of their respective target cash bonus for fiscal 2007, 2006 and 2005, respectively.

2003 Long-Term Incentive Plan

At the beginning of fiscal 2003, we adopted the 2003 Long-Term Incentive Plan (‘‘LTIP-2’’), a phantom unit plan, as a principal component of our executive compensation program. While the annual cash bonus plan is a pay-for-performance plan that focuses on our short-term financial goals, LTIP-2 is designed to motivate our executive officers to focus on long-term financial goals. LTIP-2 measures the market performance of our Common Units on the basis of total return to our Unitholders (‘‘TRU’’) during a three-year measurement period commencing on the first day of the fiscal year in which an unvested award was granted and compares our TRU to the TRU of each of the other members of a predetermined peer group, primarily consisting of other master limited partnerships, approved by the Committee. The predetermined peer group may vary from year-to-year, but for all current awards, includes Amerigas, Ferrellgas and Inergy (the other propane master limited partnerships). Unvested awards are granted at the beginning of each fiscal year as a Committee-approved percentage of each executive officer’s salary. Cash payouts, if any, are earned and paid at the end of the three-year measurement period.

LTIP-2 is designed to:

•	Align a portion of our executive officers’ compensation opportunities with the long-term goals of our Unitholders;

•	Provide long-term compensation opportunities consistent with market practice;

•	Reward long-term value creation; and

•	Provide a retention incentive for our executive officers and other key employees.

At the beginning of the three-year measurement period, each executive officer’s unvested grant of phantom units is calculated by dividing a predetermined percentage (which is 30% for Mr. Alexander and for all other executive officers is 52%), established upon adoption of LTIP-2, of the executive officer’s target bonus by the average of the closing prices of our Common Units for the twenty days preceding the beginning of the fiscal year. At the end of the three-year measurement period, depending on the quartile ranking within which our TRU falls relative to the other members of the peer group, our executive officers, as well as the other participants, all of whom are key employees, will receive a cash payout equal to:

•	The quantity of the participant’s phantom units multiplied by the average of the closing prices of our Common Units for the twenty days preceding the conclusion of the three-year measurement period;

•	The quantity of the participant’s phantom units multiplied by the sum of the distributions that would have inured to one of our outstanding Common Units during the three-year measurement period; and

•	The sum of the products of the two preceding calculations multiplied by: zero if our performance falls within the lowest quartile of the peer group; 50% if our performance falls within the second lowest quartile; 100% if our performance falls within the second highest quartile; and 125% if our performance falls within the top quartile.

The three-year measurement period of the fiscal 2005 award ended simultaneously with the conclusion of fiscal 2007. The TRU for the fiscal 2005 award fell within the second highest quartile. The following is a summary of the cash payouts related to the fiscal 2005 award earned by our named executive officers at the conclusion of fiscal 2007.

Mark A. Alexander	$206,923
Robert M. Plante	$143,499
Michael J. Dunn, Jr.	$239,112
Steven C. Boyd	$70,349
Michael M. Keating	$95,877
Jeffrey S. Jolly	$103,647

The following is a summary of the quantity of phantom units that signify the unvested grants to our named executive officers during fiscal years 2006 and 2007 that will be used to calculate cash payments at the end of each respective award’s three-year measurement period (i.e., at the end of our fiscal year 2008 for the fiscal 2006 award and at the end of our fiscal year 2009 for the fiscal 2007 award).

	Fiscal Year 2006 Award	Fiscal Year 2007 Award
Mark A. Alexander	4,328	4,007
Robert M. Plante	3,134	3,936
Michael J. Dunn, Jr.	6,252	5,788
Steven C. Boyd	1,645	2,037
Michael M. Keating	2,092	2,107
Jeffrey S. Jolly	-0-	-0-

The peer group members selected by the Committee for the fiscal 2005 award comprised both energy and pipeline-related publicly-traded partnerships as well as two energy-related corporations because the Committee believed it reasonable to measure our performance against the performance of a peer group consisting of diverse energy providers. The following table lists, in alphabetical order, the names and ticker symbols of the peer group used to measure our performance during the fiscal 2005 LTIP-2 award’s three-year measurement period:

2005 LTIP-2 Award Peer Group
(Three-year Measurement Period Completed)

Peer Group Member Name	Ticker Symbol
AmeriGas Partners, L.P.	APU
CH Energy Group, Inc.	CNG
Energy Transfer Partners, L.P.	ETP
Enterprise Products Partners, L.P.	EDP
Ferrellgas Partners, L.P.	FGP
Inergy, L.P.	NRGY
Kinder Morgan Energy Partners, L.P.	KMP
Oneok Partners, L.P.	OKS
Piedmont Natural Gas Co., Inc.	PNY
Plains All American Pipeline, L.P.	PAA
Star Gas Partners, L.P.	SGU

The peer group members selected by the Committee for the fiscal 2006 and fiscal 2007 awards were somewhat different because the Committee decided that the peer group should consist entirely of publicly-traded partnerships, inclusive of all propane-related partnerships. The Committee decided this because all publicly-traded partnerships have similar tax attributes and can, as a result, distribute more cash than similarly-sized corporations generating similar revenues. The following table lists, in alphabetical order, the names and ticker symbols of the peer group used to measure our performance during the fiscal 2006 and fiscal 2007 LTIP-2 awards’ three-year measurement periods:

2006 and 2007 LTIP-2 Awards Peer Group
(Completed Two Years and Three Years of Each Award’s
Three-year Measurement Period, Respectively)

Peer Group Member Name	Ticker Symbol
AmeriGas Partners, L.P.	APU
Copano Energy, LLC	CPNO
Crosstex Energy, L.P.	XTEX
Dorchester Minerals, L.P.	DMLP
Energy Transfer Partners, L.P.	ETP
Ferrellgas Partners, L.P.	FGP
Inergy, L.P.	NRGY
MarkWest Energy Partners, L.P.	MWE
Plains All American Pipeline, L.P.	PAA
Star Gas Partners, L.P.	SGU
Sunoco Logistics Partners, L.P.	SXL

The LTIP-2 document also contains a retirement provision that provides for the immediate termination of the three-year measurement period for all outstanding LTIP-2 awards held by a participant upon retirement. TRU is calculated as if the three-year measurement period for each outstanding award ended on the participant’s retirement date in order to determine whether a payment has been earned by the retiree.

Because LTIP-2 is a phantom unit plan, compensation expense generated by this plan is charged to earnings in accordance with SFAS 123R. As a result, all such charges to this year’s earnings relative to our named executive officers are reported in the column titled ‘‘Unit Awards ($)’’ in the Summary Compensation Table below.

2000 Restricted Unit Plan

We adopted the 2000 Restricted Unit Plan (‘‘RUP’’) effective November 1, 2000. Upon adoption, this plan authorized the issuance of 487,805 Common Units to our executive officers, managers and other employees and to the members of our Board of Supervisors. On October 17, 2006, following approval by our Unitholders, we adopted amendments to the RUP which, among other things, increased the number of Common Units authorized for issuance under the RUP by 230,000 for a total of 717,805. At the conclusion of fiscal 2007, there remained 71,792 restricted units available for future grants.

When the Committee authorizes a grant of restricted units, the unvested units underlying a grant do not provide the grantee with voting rights and do not pay or accrue distributions during the vesting period. Restricted unit grants vest as follows: 25% on the third and fourth anniversaries of the grant date and the remaining 50% on the fifth anniversary of the grant date. Unvested grants are subject to forfeiture in certain circumstances as defined in the RUP document. Upon vesting, restricted units are automatically converted into our Common Units, with full voting rights and rights to receive distributions.

The RUP document contains a retirement provision that provides for the immediate vesting of all unvested RUP grants held by a retiring participant who meets all three of the following conditions on his or her retirement date:

1.	The unvested RUP grant has been held by the grantee for at least six months;

2.	The RUP grantee is age 55 or older; and

3.	The RUP grantee has worked for us or one of our predecessors for at least 10 years.

On October 31, 2007, in order to comply with the regulations promulgated under Internal Revenue Code (‘‘IRC’’) Section 409(A), the Board of Supervisors amended the retirement provision to require a six-month delay between a retirement eligible RUP participant’s retirement date and the date on which the Partnership issues outstanding Common Units to such Participants.

All RUP grants are made at the discretion of the Committee. Although the reasons for awarding a grant can vary, the objective of awarding a grant to a recipient is twofold: to retain the services of the recipient over the five-year vesting period while, at the same time providing the type of motivation that further aligns the long-term interests of the recipient with the long-term interests of our Unitholders. The reasons for which the Committee awards RUP grants include, but are not limited to, the following:

•	To attract skilled and capable candidates to fill vacant positions;

•	To retain the services of an employee;

•	To provide an adequate compensation package to accompany an internal promotion; and

•	To reward outstanding performance.

In determining the quantity of restricted units to award to each executive officer and other key employees, the Committee considers, without limitation:

•	The executive officer’s scope of responsibility, performance and contribution to meeting our objectives;

•	The total cash compensation opportunity provided to the executive officer for whom the grant is being considered;

•	The value of similar equity awards to executive officers of similarly sized enterprises; and

•	The current value of a similar quantity of outstanding Common Units.

In addition, in establishing the level of restricted units to grant to our executive officers, the Committee considers the level of equity ownership by our executive officers and, prior to October 17, 2006, the level of equity representation through management’s ownership of the General Partner.

Our practice is to determine the dollar amount of equity compensation that we want to provide. This dollar amount is then converted into a quantity of restricted units by dividing that dollar amount by the average of the closing prices of our Common Units for the twenty trading days preceding the grant date. The Committee generally makes these awards at their first meeting each year following the availability of the financial results for the prior fiscal year; however, occasionally the Committee grants awards at other times of the year, particularly when the need arises to grant awards because of promotions and new hires. The grant date for RUP grants coincides with the date of grant by the Committee typically at its October or November meeting. However, in the few cases that grants were approved at other Committee meetings during the year, the effective date of the grant invariably coincided with the date of the meeting.

On October 31, 2007, the Committee adopted a policy with respect to the effective date of subsequent grants of restricted units under the RUP which states that:

Unless the Committee expressly determines otherwise for a particular award at the time of its approval of such award, the effective date of grant of all awards of restricted units under the

RUP in a given calendar year will be the first business day in the month of December of that calendar year. If, at the discretion of the Committee, an award is expressed as a dollar amount, then such award will be converted into the number of restricted units, as of the effective date of grant, obtained by dividing the dollar amount of the award by the average of the closing prices, on the New York Stock Exchange, of one Common Unit of the Partnership for the 20 trading days immediately prior to that effective date of grant.

During fiscal 2007, RUP grants were awarded to the following named executive officers:

	Grant Date	Quantity of Restricted Units
Robert M. Plante	November 1, 2006	2,753
Steven C. Boyd	April 25, 2007	5,496
Michael M. Keating	April 25, 2007	2,198

Mr. Plante’s and Mr. Keating’s RUP grants were awarded to them by the Committee in recognition of their exemplary performance over the past ten years. Mr. Boyd’s RUP grant was awarded in recognition of his performance and promotion to vice president.

Compensation expense for unvested RUP grants is recognized ratably over the vesting periods and is net of estimated forfeitures in accordance with SFAS 123R. The RUP-related SFAS 123R expense recognized in the Partnership’s fiscal 2007 statement of operations, excluding forfeiture estimates, on behalf of each of the named executive officers is reported in the column titled ‘‘Unit Awards ($)’’ in the Summary Compensation Table below.

Recoupment of Incentive Compensation

On April 25, 2007, upon recommendation by the Committee, the Board of Supervisors approved an Incentive Compensation Recoupment Policy which permits the Committee to seek the reimbursement from certain executives of the Partnership and Operating Partnership of incentive compensation paid to those executives in connection with any fiscal year for which there is a significant restatement of the published financial statements of the Partnership triggered by a material accounting error, which results in less favorable results than those originally reported by the Partnership. Such reimbursement can be sought from executives even if they had no responsibility for the restatement. In addition to the foregoing, if the Committee determines that any fraud or intentional misconduct by an executive was a contributing factor to the Partnership having to make a significant restatement, then the Committee is authorized to take appropriate action against such executive, including disciplinary action, up to, and including, termination, and requiring reimbursement of all, or any part, of the compensation paid to that executive in excess of that executive’s base salary, including cancellation of any unvested restricted units. The Incentive Compensation Recoupment Policy is available on our website at www.suburbanpropane.com.

On July 31, 2007, the Board amended the annual bonus plan, LTIP-2 and the RUP to expressly make future awards under such plans subject to the Incentive Compensation Recoupment Policy.

Long-Term Incentive Plan of October 1, 1997

Effective October 1, 1997, we adopted a non-qualified, unfunded long-term incentive plan for executive officers and other key employees (‘‘LTIP-1’’). Effective September 30, 2004, we discontinued LTIP-1 with the effect that no new awards will be made after that date; however, all awards for which the performance criteria had been satisfied prior thereto will continue to vest and be payable in accordance with their terms. LTIP-1 awards were based on a percentage of base salary and were subject to the achievement of certain performance criteria, including our ability to earn sufficient funds to make cash distributions on our Common Units with respect to the fiscal years for which the awards were granted. Because all performance criteria for LTIP-1 were satisfied during the fiscal years for which any outstanding awards were granted, the Summary Compensation Table below contains only interest credits made in accordance with the terms of the plan in the column titled ‘‘Non-Equity Incentive Plan Compensation ($).’’ Because the Committee authorized a November 2007 payment of all remaining plan balances to the remaining participants, the amounts reported in the Summary Compensation Table below represent the final interest credits that we will provide to the participants on behalf of this plan.

Originally, awards vested over a five-year period with one-third vesting at the beginning of each of years three, four, and five following the award date. Prior to the enactment of IRC Section 409(A) on January 1, 2005, payments relating to unvested awards earned prior to September 30, 2004 under LTIP-1 were expected to be made annually through the end of fiscal 2011. On November 2, 2005, our Board of Supervisors approved amendments to LTIP-1 for the purpose of IRC Section 409(A) compliance. The principal amendments provided:

•	That all previously vested amounts under LTIP-1 as of the date of the amendment were to be distributed to participants by December 31, 2005;

•	That all future vested amounts will be distributed to plan participants within 30 days after such amounts become vested; and

•	That future deferrals of awards under LTIP-1 are no longer permitted.

Pension Plan

We sponsor a noncontributory defined benefit pension plan that was originally designed to cover all of our eligible employees who met certain criteria relative to age and length of service. Effective January 1, 1998, we amended the plan in order to provide for a cash balance format rather than the final average pay format that was in effect prior to January 1, 1998. The cash balance format is designed to evenly spread the growth of a participant’s earned retirement benefit throughout his or her career rather than the final average pay format, under which a greater portion of a participant’s benefits were earned toward the latter stages of his or her career. Effective January 1, 2000, we amended the plan to limit inclusion in this plan to existing participants and no longer admit new participants to the plan. On January 1, 2003, we amended the plan to cease future service credits on behalf of the participants and, from that point on, participants’ benefits have earned only interest credits toward their ultimate retirement benefit.

Each of our named executive officers participates in the plan. The changes in the actuarial value relative to each named executive officer’s participation in the plan is reported in the column titled ‘‘Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)’’ in the Summary Compensation Table below.

Deferred Compensation

All employees, including the named executive officers, who satisfy certain service requirements, are entitled to participate in our IRC Section 401(k) Plan (the ‘‘401(k) Plan’’), in which participants may defer a portion of their eligible cash compensation up to the limits established by law. We offer the 401(k) plan to attract and retain talented employees by providing them with a tax-advantaged opportunity to save for retirement.

For fiscal 2007, all of our named executive officers participated in the 401(k) Plan. The benefits provided to our named executive officers under the 401(k) Plan are provided on the same basis as to our other exempt employees. Amounts deferred by our named executive officers under the 401(k) Plan are included in the column titled ‘‘Salary ($)’’ in the Summary Compensation Table below.

In order to be competitive with other employers, if certain performance criteria are met, we will provide our employee-participants with a match of up to 6% of their base salary that was contributed to the plan during the calendar year. The following chart shows the performance target criteria that must be met for each level of matching contribution:

If We Meet This Percentage of Budgeted EBITDA(1)	The Participating Employee Will Receive this Matching Contribution for the Year
115% or higher	100%
100% to 114%	50%
90% to 99%	25%
Less than 90%	0%

(1)	For additional information regarding the non-GAAP term ‘‘Budgeted EBITDA,’’ refer to the explanation provided under the subheading ‘‘Annual Cash Bonus Plan’’ above.

For fiscal 2007, our budgeted 401(k) Plan EBITDA was $171.7 million. Our fiscal 2007 results were such that actual 401(k) Plan EBITDA exceeded 115% of budgeted 401(k) Plan EBITDA. As a result, we shall provide participants with a match equal to 100% of their calendar year 2007 contributions that did not exceed 6% of their total base pay up to the statutory maximum of $15,500. The matching contributions that we will make on behalf of our named executive officers are reported in the column titled ‘‘All Other Compensation ($)’’ in the Summary Compensation Table below.

Non-Qualified Deferred Compensation

We maintain a Non-Qualified Deferred Compensation Plan (the ‘‘Compensation Deferral Plan’’) to which vested Restricted Units from the 1996 Restricted Unit Plan (which was subsequently replaced by the 2000 Restricted Unit Plan described above) were deferred on May 26, 1999 in connection with our Recapitalization. The Compensation Deferral Plan is structured as a rabbi trust. On November 2, 2005, for the purpose of IRC Section 409(A) compliance, our Board of Supervisors approved an amendment to the Compensation Deferral Plan that prohibited any additional deferral elections.

Presently, Mr. Alexander and Mr. Dunn are the only remaining beneficiaries of the Compensation Deferral Plan. In accordance with their deferral elections, the entire corpus of the Compensation Deferral Plan shall be distributed to them during January 2008 and the fair market value of their respective portions of the corpus shall be added to their taxable wage earnings for that calendar year.

Because the Compensation Deferral Plan contains only Common Units, and because the cash distributions that inure to those units are immediately distributed to the beneficiaries, the plan does not provide Mr. Alexander and Mr. Dunn with above market interest; nor do they receive distributions on the Common Units at a rate higher than the distributions paid on behalf of our Common Units held by the investing public. As a result, nothing relative to the Compensation Deferral Plan is reported in the Summary Compensation Table below.

Supplemental Executive Retirement Plan

In 1998, we adopted a non-qualified, unfunded supplemental retirement plan known as the Suburban Propane Company Supplemental Executive Retirement Plan (the ‘‘SERP’’). The purpose of the SERP is to provide Mr. Alexander and Mr. Dunn with a level of retirement income from us, without regard to statutory maximums, including the IRC’s limitation for defined benefit plans. In light of the conversion of the Pension Plan to a cash balance formula as described under the subheading ‘‘Pension Plan’’ above, the SERP was amended and restated effective January 1, 1998. The annual retirement benefit under the SERP represents the amount of annual benefits that the participants in the SERP would otherwise be eligible to receive, calculated using the same pay-based credits referenced in the ‘‘Pension Plan’’ section above, applied to the amount of annual compensation that exceeds the IRC’s statutory maximums for defined benefit plans, which was $200,000 in 2002. Effective

January 1, 2003, the SERP was discontinued with a frozen benefit determined for Mr. Alexander and Mr. Dunn. Provided that the SERP requirements are met, upon retirement Mr. Alexander will receive a monthly benefit of $6,737 and Mr. Dunn will receive a monthly benefit of $373. Because this plan does not provide Mr. Alexander and Mr. Dunn with above market interest credits, nothing relative to the SERP is reported in the Summary Compensation Table below.

Other Benefits

As part of his total compensation package, each named executive officer is eligible to participate in all of our other employee benefit plans, such as the medical, dental, group life insurance and disability plans. In each case, with the exception of Mr. Alexander for whom we purchase supplemental life insurance and supplemental long-term disability policies at a cost of $6,249 per year, these benefits are provided on the same basis as are provided to other exempt employees. These benefit plans are offered to attract and retain talented employees and to provide them with competitive benefits.

Other than to Mr. Alexander and Mr. Dunn, in accordance with the terms of their employment agreements (described below), there are no post-termination or other special rights provided to any named executive officer to participate in these benefit programs other than the right to participate in such plans for a fixed period of time following termination of employment as required by law.

The costs of all such benefits incurred on behalf of our named executive officer’s are reported in the column titled ‘‘All Other Compensation ($)’’ in the Summary Compensation Table below.

Perquisites

Perquisites represent a minor component of our executive officers’ compensation. Each of the named executive officers is eligible for tax preparation services, a company-provided vehicle, and an annual physical. The following table summarizes both the value and the utilization of these perquisites by the named executive officers.

Name	Tax Preparation Services	Employer- Provided Vehicle	Physical
Mark A. Alexander	$2,000	$11,078	$1,200
Robert M. Plante	$2,000	$10,349	$1,200
Michael J. Dunn, Jr.	$2,000	$10,198	$1,200
Steven C. Boyd	$950	$5,647	$-0-
Michael M. Keating	$2,000	$11,522	$1,500
Jeffrey S. Jolly	$2,000	$-0-	$1,200

Perquisite-related costs are reported in the column titled ‘‘All Other Compensation ($)’’ in the Summary Compensation Table below.

Impact of Accounting and Tax Treatments of Executive Compensation

As we are a partnership and not a corporation for federal income tax purposes, we are not subject to the executive compensation tax deductible limitations of IRC Section 162(m). Accordingly, none of the compensation paid to our named executive officers is subject to limitation. However, if such tax laws related to executive compensation change in the future, the Committee will consider the implications on us.

In accordance with their respective employment agreements, Mr. Alexander and Mr. Dunn are entitled to receive tax gross-up payments for any parachute excise tax incurred pursuant to IRC Section 4999; they are also entitled to receive tax gross-up payments for any payment that violates the provisions of IRC Section 409(A) or its associated regulations.

On November 2, 2005, the Board of Supervisors approved an amendment to the Suburban Propane, L.P. Severance Protection Plan for Key Employees (the ‘‘Severance Plan’’) to provide that if any payment under the Severance Plan subjects a participant to the 20% federal excise tax under IRC Section 409(A), the payment will be grossed up to permit such participant to retain a net amount on an after-tax basis equal to what he or she would have received had the excise tax not been payable.

Employment Agreements

Mr. Alexander, our Chief Executive Officer, and Mr. Dunn, our President, are the only named executive officers, and, indeed, the only executive officers, with whom we have employment agreements. We entered into an employment agreement with Mr. Alexander when it was announced, on March 5, 1996, that he would become our Chief Executive Officer. This agreement was subsequently amended on October 23, 1997, April 14, 1999 and November 2, 2005. We entered into an employment agreement that had an effective date of February 1, 2007 with Mr. Dunn on February 5, 2007.

Mr. Alexander’s Employment Agreement had an initial term of three years, and automatically renews for successive one-year periods, unless earlier terminated by us or by Mr. Alexander or otherwise terminated in accordance with the terms of the employment agreement. The employment agreement provides for an annual base salary of $450,000 as of September 30, 2006 and provides Mr. Alexander with the opportunity to earn a cash bonus of up to 100% of base salary based upon the achievement of the same EBITDA-related performance criteria as contained in our annual cash bonus plan described in the section titled ‘‘Annual Cash Bonus Plan’’ above. Under our partnership agreement, the Committee has the authority to grant Mr. Alexander a bonus in excess of 100% if, in accordance with the terms of the annual bonus plan, our other executive officers earn bonuses exceeding their target bonuses for the fiscal year. The Committee exercised this authority in connection with Mr. Alexander’s cash bonus for fiscal 2006 and fiscal 2007. The discretionary component of Mr. Alexander’s fiscal 2007 cash bonus is disclosed in the column titled ‘‘Bonus ($)’’ and the non-discretionary component of Mr. Alexander’s bonus is disclosed in the column titled ‘‘Non-Equity Incentive Plan Compensation ($)’’ in the Summary Compensation Table below.

Mr. Alexander’s employment agreement also provides for the opportunity to participate in benefit plans made available to our other executive officers and our other key employees. We also provide Mr. Alexander with a term life insurance policy with a face amount equal to three times his base salary.

If a change of control (as defined in the ‘‘Change of Control’’ section below) of the Partnership occurs, and within six months prior thereto or at any time subsequent to such change of control, we terminate Mr. Alexander’s employment without cause (as defined in the ‘‘Severance Benefits’’ section below) or if Mr. Alexander resigns with good reason (as defined in the ‘‘Severance Benefits’’ section below) or terminates his employment commencing on the six month anniversary and ending on the twelve month anniversary of such change of control, then Mr. Alexander shall be entitled to:

•	A lump sum severance payment equal to three times his annual base salary in effect as of the date of termination plus three times his annual cash bonus at 100%; and

•	Medical benefits for three years from the date of such termination.

In situations unconnected to a change of control event, if the Partnership terminates Mr. Alexander’s employment without cause or if Mr. Alexander resigns with good reason, then Mr. Alexander shall be entitled to:

•	A severance payment equal to (A) the portion of his base salary earned but not paid as of the date of termination, (B) his pro-rata annual cash bonus under the employment agreement based upon the number of days worked during the fiscal year of termination, and (C) three times his annual base salary in effect as of the date of termination; and

•	Medical benefits for three years from the date of such termination reduced to the extent comparable benefits are provided to Mr. Alexander by another party.

The employment agreement requires that if any payment received by Mr. Alexander is subject to either or both of the 20% excise taxes under IRC Sections 4999 and 409(A), the payment shall be increased to permit Mr. Alexander to retain a net amount on an after-tax basis equal to what he would have received had the excise tax not been payable.

If Mr. Alexander’s employment is terminated due to death, disability, without good reason, or pursuant to delivery of a non-renewal notice to the Partnership in accordance with the terms and conditions of his employment agreement, he or his estate, as the case may be, shall be entitled to earned but unpaid base salary plus his pro-rata cash bonus. If his employment is terminated by the Partnership for cause, he shall be entitled to his earned but unpaid base salary only.

Mr. Dunn’s employment agreement has an initial term of two years commencing on February 1, 2007, the term of which shall automatically renew for successive one-year periods, unless earlier terminated by us or by Mr. Dunn or otherwise terminated in accordance with the terms of the employment agreement. The provisions of Mr. Dunn’s employment agreement provide for an initial annual base salary of $400,000 per year (pro-rated in the case of the Partnership’s 2007 fiscal year and any other partial fiscal year during the term of the employment agreement) and, in accordance with the provisions of our annual cash bonus plan, the opportunity to earn a cash bonus in each fiscal year up to 110% of his annual base salary for that same fiscal year (the ‘‘Maximum Annual Cash Bonus’’). Additionally, Mr. Dunn’s employment agreement permits him to participate in the same benefit plans made available to our other executive officers and other key employees.

If a change of control (as defined in the ‘‘Change of Control’’ section below) of the Partnership occurs and within six months prior thereto or within two years thereafter the Partnership terminates Mr. Dunn’s employment without cause (as defined in the ‘‘Severance Benefits’’ section below) or if Mr. Dunn resigns with good reason (as defined in the ‘‘Severance Benefits’’ section below), then Mr. Dunn shall be entitled to a severance payment equal to the sum of:

•	The portion of his base salary earned but not paid as of the date of termination;

•	His pro-rata cash bonus (the bonus Mr. Dunn would have been entitled to under the employment agreement for the full fiscal year in which the termination occurred multiplied by the number of days from the beginning of that fiscal year until the termination date and divided by 365);

•	Two times the sum of (1) his annual base salary in effect as of the date of termination, plus (2) the Maximum Annual Cash Bonus; and

•	Medical benefits for two years from the date of such termination.

In situations unconnected to a change of control event, if the Partnership terminates Mr. Dunn’s employment without cause, or if Mr. Dunn resigns with good reason, then Mr. Dunn shall be entitled to:

•	A severance payment equal to (A) the portion of his base salary earned but not paid as of the date of termination, (B) the annual cash bonus Mr. Dunn would have been entitled to under the employment agreement for the full fiscal year in which the termination occurred had Mr. Dunn remained employed by the Partnership for that full fiscal year, and (C) two times his annual base salary in effect as of the date of termination; and

•	Medical benefits for two years from the date of such termination.

The employment agreement requires that if any payment received by Mr. Dunn is subject to either or both of the 20% excise taxes under IRC Sections 4999 and 409(A), the payment shall be increased to permit Mr. Dunn to retain a net amount on an after-tax basis equal to what he would have received had the excise tax not been payable.

If Mr. Dunn’s employment is terminated due to death, disability, or pursuant to delivery of a non-renewal notice to the Partnership in accordance with the terms and conditions of his employment agreement, he or his estate, as the case may be, shall be entitled to earned but unpaid base salary plus his pro-rata cash bonus for the fiscal year during which termination occurred. If his employment is terminated by the Partnership for cause, or he resigns without good reason, he shall be entitled to his earned but unpaid base salary only.

For additional information, see the table titled ‘‘Potential Payments Upon Termination’’ below.

Severance Benefits

We believe that, in most cases, employees should be paid reasonable severance benefits. Therefore, it is the general policy of the Committee to provide executive officers and other key employees who are terminated by us without cause or who choose to terminate their employment with us for good reason with a severance payment equal to, at a minimum, one year’s base salary, unless circumstances dictate otherwise. This policy was adopted because it may be difficult for former executive officers and other key employees to find comparable employment within a short period of time. However, depending upon individual facts and circumstances, particularly the severed employee’s tenure with us, the Committee permits us to provide additional severance to severed executive officers and other key employees.

A ‘‘key employee’’ is an employee who has attained a director level pay-grade or higher. ‘‘Cause’’ will be deemed to exist where the individual has been convicted of a crime involving moral turpitude, has stolen from us, has violated his or her non-competition or confidentiality obligations, or has been grossly negligent in fulfillment of his or her responsibilities. ‘‘Good reason’’ generally will exist where an executive officer’s position or compensation has been decreased or where the employee has been required to relocate.

Change of Control

Our executive officers and other key employees have built Suburban Propane Partners, L.P. into the successful enterprise that it is today; therefore, we believe that it is important to protect them in the event of a change of control. Further, it is our belief that the interests of our Unitholders will be best served if the interests of our executive officers are aligned with them, and that providing change of control benefits should eliminate, or at least reduce, the reluctance of our executive officers to pursue potential change of control transactions that may be in the best interests of our Unitholders. Additionally, we believe that the severance benefits provided to our executive officers and to our key employees are consistent with market practice and appropriate because these benefits are an inducement to accepting employment and because the executive officers have agreed to and are subject to non-competition and non-solicitation covenants for a period following termination of employment. Therefore, our executive officers and other key employees are provided with employment protection following a change of control (the ‘‘Severance Protection Plan’’). Our Severance Protection Plan covers all executive officers, including the named executive officers, with the exception of our Chief Executive Officer and our President, whose severance provisions are established in their respective employment agreements.

The Severance Protection Plan provides for severance payments between sixty-five to seventy-eight weeks of base salary and target cash bonuses for such officers and key employees following a change of control and termination of employment. All named executive officers who participate in the Severance Protection Plan are eligible for seventy-eight weeks of base salary and target bonuses. Relative to the overall value of Suburban Propane Partners, L.P., these potential change of control benefits are relatively minor. The cash components of any change of control benefits are paid in a lump sum.

In addition, upon a change of control, without regard to whether a participant’s employment is terminated, all unvested awards granted under the RUP immediately vest and become distributable to the participants and all outstanding, unvested LTIP-1 and LTIP-2 awards immediately vest and become payable to the participants within thirty days of the change of control event. In particular, all outstanding LTIP-2 grants will vest as if the three-year measurement period for each outstanding grant concluded on the date the change of control occurred and our TRU was such that, in relation to the performance of the other members of the peer group, it fell within the top quartile.

For purposes of these benefits, a change of control is deemed to occur, in general, if:

•	An acquisition of our Common Units or voting equity interests by any person immediately after which such person beneficially owns more than 30% of the combined voting power of our then outstanding Common Units, unless such acquisition was made by (a) us or our subsidiaries, or any employee benefit plan maintained by us, our Operating Partnership or any of our subsidiaries, or (b) by any person in a transaction where (A) the existing holders prior to the transaction own at least 50% of the voting power of the entity surviving the transaction and (B) none of the Unitholders other than the Partnership, our subsidiaries, any employee benefit plan maintained by us, our Operating Partnership, or the surviving entity, or the existing beneficial owner of more than 25% of the outstanding Common Units owns more than 25% of the combined voting power of the surviving entity (such transaction, a ‘‘Non-Control Transaction’’); or

•	Approval by our partners of (a) a merger, consolidation or reorganization involving the Partnership other than a Non-Control Transaction; (b) a complete liquidation or dissolution of the Partnership; or (c) the sale or other disposition of 40% or more of the gross fair market value of all the assets of the partnership to any person (other than a transfer to a subsidiary).

The SERP will terminate effective on the close of business thirty days following the change of control. Mr. Alexander and Mr. Dunn will be deemed to have retired and will have their respective benefits determined as of the date the plan is terminated with payment of their benefits no later than ninety days after the change of control. Each will receive a lump sum payment equivalent to the present value of his benefit payable under the plan utilizing the lesser of the prime rate of interest as published in the Wall Street Journal as of the date of the change of control or one percent, as the discount rate to determine the present value of the accrued benefit.

For purposes of the SERP, a change of control is deemed to occur, in general, if:

•	An acquisition of our Common Units or voting equity interests by any person immediately after which such person beneficially owns more than 25% of the combined voting power of our then outstanding Common Units, unless such acquisition was made by (a) us or our subsidiaries, or any employee benefit plan maintained by us, our Operating Partnership or any of our subsidiaries, or (b) by any person in a transaction where (A) the existing holders prior to the transaction own at least 60% of the voting power of the entity surviving the transaction and (B) none of the Unitholders other than the Partnership, our subsidiaries, any employee benefit plan maintained by us, our Operating Partnership, or the surviving entity, or the existing beneficial owner of more than 25% of the outstanding Common Units owns more than 25% of the combined voting power of the surviving entity (such transaction, a ‘‘Non-Control Transaction’’); or

•	Approval by our partners of (a) a merger, consolidation or reorganization involving the Partnership other than a Non-Control Transaction; (b) a complete liquidation or dissolution of the Partnership; or (c) the sale or other disposition of 50% or more of our net assets to any person (other than a transfer to a subsidiary).

For additional information pertaining to severance payable to our named executive officers following a change of control-related termination, see the table titled ‘‘Potential Payments Upon Termination’’ below.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed with management this Compensation Discussion and Analysis. Based on its review and discussions with management, the Committee recommended to the Board of Directors that this Compensation Discussion and Analysis be included in this annual report on Form 10-K for fiscal 2007.

The Compensation Committee:

John Hoyt Stookey, Chairman
John D. Collins
Harold R. Logan, Jr.
Dudley C. Mecum
Jane Swift

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal 2007

The following table sets forth certain information concerning compensation of each named executive officer during the fiscal year ended September 29, 2007:

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
(a)	(b)	(c)	(d)	(e)	(g)	(h)	(i)	(j)
Mark A. Alexander Chief Executive Officer	2007	$450,000	$45,000	$410,238	$456,188	$(1,460)	$52,507	$1,412,473
Robert M. Plante Vice President & CFO	2007	$300,000	$300,000	$586,635	$282,315	$29,265	$44,698	$1,542,913
Michael J. Dunn, Jr. President	2007	$391,552	—	$824,713	$443,568	$6,752	$44,879	$1,711,464
Steven C. Boyd Vice President of Operations	2007	$226,232	—	$243,910	$155,868	$(3,348)	$34,202	$656,864
Michael M. Keating Vice President of Human Resources & Admin.	2007	$210,000	—	$266,908	$151,611	$5,648	$44,619	$678,786
Jeffrey S. Jolly Former Vice President & CIO	2007	$71,319	—	$103,647	$157,300	$2,282	$378,106	$712,654

(1)	Includes amounts deferred by named executive officers as contributions to the qualified 401(k) plan.
(2)	The Compensation Committee exercised its discretionary authority to provide Mr. Alexander with an incentive payment equal to 110% of his target cash bonus to parallel the cash bonuses earned by the other named executive officers under the annual cash bonus plan. The amount reported in this column represents the additional 10% awarded to Mr. Alexander at the Committee’s discretion. Additionally, upon his retirement and in recognition of his 30-plus years of exemplary service to the Partnership and its predecessors, the Compensation Committee enhanced Mr. Plante’s bonus by an additional $300,000.
(3)	The amounts reported in this column represent the expense, before the application of forfeiture estimates, recognized in our fiscal 2007 statement of operations with respect to RUP grants made in fiscal 2007, as well as in prior fiscal years, and for LTIP-2 grants made in fiscal 2007 as well as in prior fiscal years. The calculations of the charges to earnings generated by both plans were made in accordance with SFAS 123R. The breakdown for each plan with respect to each named executive officer is as follows:

Plan Name	Mr. Alexander	Mr. Plante	Mr. Dunn	Mr. Boyd	Mr. Keating	Mr. Jolly
RUP	N/A	$100,003	N/A	$87,127	$39,911	N/A
LTIP-2	$410,238	486,632	$824,713	156,783	226,997	$103,647
Totals	$410,238	$586,635	$824,713	$243,910	$266,908	$103,647
Because Mr. Plante and Mr. Dunn have met the retirement eligibility criteria under the provisions of both plans, the accounting rules set forth in SFAS 123R require full recognition of all expense relative to such plans on behalf of individuals who need only to choose to retire to trigger the vesting of their awards
(4)	The amounts reported in this column represent the portions of each named executive officer’s annual cash bonus that were earned in accordance with the performance measures discussed under the subheading ‘‘Annual Cash Bonus Plan’’ in the ‘‘Compensation Discussion and Analysis’’ and the interest credits made on behalf of the remaining LTIP-1 balances. The breakdown for each plan with respect to each named executive officer is as follows:

Plan Name	Mr. Alexander	Mr. Plante	Mr. Dunn	Mr. Boyd	Mr. Keating	Mr. Jolly
Cash Bonus	$450,000	$280,500	$440,000	$155,100	$150,150	$157,300
LTIP-1 Interest Credits	6,188	1,815	3,568	768	1,461	—
Totals	$456,188	$282,315	$443,568	$155,868	$151,611	$157,300
(5)	The amounts reported in this column represent each named executive officer’s Cash Balance Plan earnings for the year.
(6)	The amounts reported in this column consist of the following:

Type of Compensation	Mr. Alexander	Mr. Plante	Mr. Dunn	Mr. Boyd	Mr. Keating	Mr. Jolly
401(k) Match	$13,500	$13,500	$13,500	$13,500	$13,500	$	N/A
Value of Annual Physical Examination	1,200	1,200	1,200	N/A	1,500		1,200
Value of Partnership Provided Vehicle	11,078	10,349	10,198	5,647	11,522		N/A
Tax-preparation Services	2,000	2,000	2,000	950	2,000		2,000
Cash Balance Plan Administrative Fees	1,500	1,500	1,500	1,500	1,500		N/A
Severance Payments	N/A	N/A	N/A	N/A	N/A		369,559
Insurance Premiums	23,229	16,149	16,481	12,605	14,597		5,347
Totals	$52,507	$44,698	$44,879	$34,202	$44,619		$378,106
Note: Column (f) was omitted from the Summary Compensation Table because the Partnership does not award options to its employees.

Grants of Plan Based Awards Table for Fiscal 2007

The following table sets forth certain information concerning grants of awards made to each named executive officer during the fiscal year ended September 29, 2007:

					Estimated Future Payments Under Non-Equity Incentive Plan Awards		Estimated Future Payments Under Equity Incentive Plan Awards
Name	Plan Name	Grant Date	Approval Date	Phantom Units Underlying Equity Incentive Plan Awards (LTIP-2)(4)(5)	Target ($)	Maximum ($)	Target ($)	Maximum ($)	All Other stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)(6)
(a)		(b)			(d)	(e)	(g)	(h)	(i)	(l)
Mark A. Alexander	RUP (1)
	Bonus(2)	1 Oct 06			$450,000	$495,000
	LTIP-2(3)	1 Oct 06		4,007			$214,877	$268,597
Robert M. Plante	RUP(1)	1 Nov 06	17 Oct 06						2,753	$100,003
	Bonus(2)	1 Oct 06			$255,000	$280,500
	LTIP-2(3)	1 Oct 06		3,936			$211,070	$263,837
Michael J. Dunn, Jr.	RUP (1)
	Bonus(2)	1 Oct 06			$400,000	$440,000
	LTIP-2(3)	1 Oct 06		5,788			$310,384	$387,980
Steven C. Boyd	RUP (1)	25 Apr 07	25 Apr 07						5,496	$259,466
	Bonus(2)	1 Oct 06			$141,000	$155,100
	LTIP-2(3)	1 Oct 06		2,037			$109,235	$136,544
Michael M. Keating	RUP (1)	25 Apr 07	25 Apr 07						2,198	$103,768
	Bonus(2)	1 Oct 06			$136,500	$150,150
	LTIP-2(3)	1 Oct 06		2,107			$112,989	$141,236
Jeffrey S. Jolly	RUP (1)
	Bonus(2)	1 Oct 06			$143,000	$157,300
	LTIP-2(3)

(1)	The quantities reported on these lines represent discretionary awards under the Partnership’s 2000 Restricted Unit Plan. RUP awards vest as follows: 25% of the award on the third anniversary of the grant date; 25% of the award on the fourth anniversary of the grant date; and 50% of the award on the fifth anniversary of the grant date. If a recipient has held an unvested award for at least six months; is 55 years or older; and has worked for the Partnership for at least ten years, an award held by such participant will vest upon such participant’s retirement if the participant retires prior to the conclusion of the normal vesting schedule. On September 29, 2007, Mr. Plante was the only named executive officer who held a RUP award and, at the same time, satisfied all three retirement eligibility criteria.
(2)	Amounts reported on these lines are the targeted and maximum annual cash bonus compensation potential for each named executive officer under the annual cash bonus plan as described in the ‘‘Compensation Discussion and Analysis’’ under the subheading ‘‘Annual Cash Bonus Plan.’’ Actual amounts earned by the named executive officers for fiscal 2007 were equal to the maximum amounts reported on this line. Column C (‘‘Threshold $’’) was omitted because the annual cash bonus plan does not provide for a minimum cash payment. Because this award was granted to, and the maximum amounts were earned by, our named executive officers during fiscal 2007, the maximum amounts reported under column (e) have been reported in the Summary Compensation Table above.

(3)	LTIP-2 is a phantom unit plan. Payments, if earned, are based on a combination of (1) the fair market value of our Common Units at the end of a three-year measurement period, which, for purposes of the plan, is the average of the closing prices for the twenty business days preceding the conclusion of the three-year measurement period, and (2) cash equal to the distributions that would have inured to the same quantity of outstanding Common Units during the same three-year measurement period. The fiscal 2007 award ‘‘Target ($)’’ and ‘‘Maximum ($)’’ amounts are estimates based upon (1) the fair market value (the average of the closing prices of our Common Units for the twenty business days preceding September 29, 2007) of our Common Units at the end of fiscal 2007, and (2) the estimated distributions over the course of the award’s three-year measurement period. Column F (‘‘Threshold $’’) was omitted because LTIP-2 does not provide for a minimum cash payment.
(4)	This column is frequently used when non-equity incentive plan awards are denominated in units; however, in this case, the numbers reported represent the phantom units each named executive officer was awarded under LTIP-2 during fiscal 2007.
(5)	Mr. Jolly forfeited his fiscal 2007 LTIP-2 award in accordance with the provisions of his severance agreement.
(6)	The dollar amounts reported in this column represent the aggregate fair value of the RUP awards on the grant date, calculated in accordance with SFAS 123R. The fair value shown may not be indicative of the value realized in the future upon vesting due to the variability in the trading price of our Common Units.
Note: Column (k) was omitted from the Grants of Plan Based Awards Table because the Partnership does not award options to its employees.

Outstanding Equity Awards at Fiscal Year End 2007 Table

The following table sets forth certain information concerning outstanding equity awards under our 2000 Restricted Unit Plan and phantom equity awards under our 2003 Long-Term Incentive Plan for each named executive officer as of September 29, 2007:

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)(6)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(7)
(a)	(g)	(h)	(i)	(j)
Mark A. Alexander	—	—	8,335	$445,352
Robert M. Plante(1)	2,753	$123,045	7,070	$377,962
Michael J. Dunn, Jr.	—	—	12,040	$643,317
Steven C. Boyd(2)	14,596	$652,368	3,682	$196,835
Michael M. Keating(3)	2,198	$98,240	4,199	$224,392
Jeffrey S. Jolly	—	—	—	—

(1)	Mr. Plante’s RUP award will vest upon his retirement at the end of the twenty-four month reduced-responsibility employment period, or earlier, if he chooses to retire prior to the conclusion of the twenty-four month period.

(2)	Mr. Boyd’s RUP awards will vest as follows:

Vesting Date	Nov. 1, 2007	Nov. 1, 2008	Nov. 1, 2009	Apr. 25, 2010	Nov. 1, 2010	Apr. 25, 2011	Apr. 25, 2012
Quantity of Units	1,200	2,500	2,200	1,374	3,200	1,374	2,748
(3)	Mr. Keating will meet the retirement eligibility criteria (explained under the subheading ‘‘2003 Long-Term Incentive Plan’’ in the ‘‘Compensation Discussion and Analysis’’) during fiscal 2008. If he does not retire prior to the conclusion of the normal vesting schedule of his award, his award will vest as follows:

Vesting Date	April 25, 2010	April 25, 2011	April 25, 2012
Quantity of Units	550	550	1,098
(4)	The figures reported in this column represent the total quantity of each of our named executive officer’s unvested RUP awards.
(5)	The figures reported in this column represent the figures reported in column (g) multiplied by the average of the highest and the lowest trading prices of our Common Units on September 28, 2007.
(6)	The amounts reported in this column represent the quantities of phantom units that underlie the outstanding fiscal 2006 and fiscal 2007 awards under LTIP-2. Payments, if earned, will be made to participants at the end of a three-year measurement period and will be based upon our total return to Common Unitholders in contrast to the total return provided by a predetermined peer group of eleven other companies, most of which are publicly-traded partnerships, to their shareholders or unitholders. For more information on LTIP-2, refer to the subheading ‘‘2003 Long-Term Incentive Plan’’ in the ‘‘Compensation Discussion and Analysis.’’
(7)	The amounts reported in this column represent the estimated future target payouts of the fiscal 2006 and fiscal 2007 LTIP-2 awards. These amounts were computed by multiplying the quantities of the unvested phantom units in column (i) by the average of the closing prices of our Common Units for the twenty business days preceding September 29, 2007 (in accordance with the plan’s valuation methodology), and by adding to the product of that calculation the product of each year’s underlying phantom units times the sum of the distributions that are estimated to inure to an outstanding Common Unit during each award’s three-year measurement period. Due to the variability in the trading prices of our Common Units, actual payments at the end of the three-year measurement period may differ. The following chart provides a breakdown of each year’s awards:

	Mr. Alexander	Mr. Plante	Mr. Dunn	Mr. Boyd	Mr. Keating	Mr. Jolly
Fiscal 2006 Phantom Units	4,328	3,134	6,252	1,645	2,092	—
Value of Fiscal 2006 Phantom Units	$195,459	$141,536	$282,350	$74,291	$94,478	$—
Estimated Distributions over Measurement Period	$35,016	$25,356	$50,582	$13,309	$16,925	$—

Fiscal 2007 Phantom Units	4,007	3,936	5,788	2,037	2,107	—
Value of Fiscal 2007 Phantom Units	$180,962	$177,756	$261,395	$91,994	$95,155	$—
Estimated Distributions over Measurement Period	$33,915	$33,314	$48,990	$17,241	$17,834	$—

Note: Columns (b), (c), (d), (e) and (f), all of which are for the reporting of option-related compensation, have been omitted from the Outstanding Equity Awards At Fiscal Year End Table because we do not grant options to our employees.

Equity Vested Table for Fiscal 2007

Awards under the 2000 Restricted Unit Plan are settled in Common Units upon vesting. Awards under the 2003 Long-Term Incentive Plan, a phantom-equity plan, are settled in cash. The following two tables set forth certain information concerning all vesting of awards under our 2000 Restricted Unit Plan and the vesting of the fiscal 2005 award under our 2003 Long-Term Incentive Plan for each named executive officer during the fiscal year ended September 29, 2007:

2000 Restricted Unit Plan	Unit Awards
Name	Number of Common Units Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Mark A. Alexander	—	—
Robert M. Plante	—	—
Michael J. Dunn, Jr.	—	—
Steven C. Boyd	600	$21,795
Michael M. Keating	—	—
Jeffrey S. Jolly	—	—

(1)	The value realized is equal to the average of the high and low trading prices of our Common Units on the vesting date, multiplied by the number of units that vested.

2003 Long-Term Incentive Plan – Fiscal 2005(2) Award	Cash Awards
Name	Number of Phantom Units Acquired on Vesting (#)	Value Realized on Vesting ($)(3)
Mark A. Alexander	3,915	$206,923
Robert M. Plante	2,715	$143,499
Michael J. Dunn, Jr.	4,524	$239,112
Steven C. Boyd	1,331	$70,349
Michael M. Keating	1,814	$95,877
Jeffrey S. Jolly	1,961	$103,647

(2)	The fiscal 2005 award’s three-year measurement period concluded on September 29, 2007.
(3)	The value realized was calculated in accordance with the terms and conditions of LTIP-2. For more information, refer to the subheading ‘‘2003 Long-Term Incentive Plan’’ in the ‘‘Compensation Discussion and Analysis.’’

Pension Benefits Table for Fiscal 2007

The following table sets forth certain information concerning each plan that provides for payments or other benefits at, following, or in connection with retirement for each named executive officer as of the end of the fiscal year ended September 29, 2007:

Name	Plan Name	Number of years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Mark A. Alexander	SERP(1)	7	$476,823	$—
	Cash Balance Plan(2)	7	$180,787	$—
Robert M. Plante	Cash Balance Plan(2)	26	$662,371	$—
	Transition Agreement(3)	N/A	$56,299	$—
	Restricted Unit Plan(4)	N/A	$123,045	$—
	LTIP-2(5)	N/A	$346,305	$—
Michael J. Dunn, Jr.	SERP(1)	6	$45,376	$—
	Cash Balance Plan(2)	6	$194,039	$—
	LTIP-2(5)	N/A	$592,507	$—
Steven C. Boyd	Cash Balance Plan(2)	15	$95,788	$—
Michael M. Keating	Cash Balance Plan(2)	15	$388,223	$—
Jeffrey S. Jolly	Cash Balance Plan(2)	6	$117,759	$—

(1)	Mr. Alexander and Mr. Dunn are the only employees who participate in the SERP. Provided that the SERP requirements are met (retirement at age 55 or older and having provided ten or more years of service to the Partnership), Mr. Alexander will receive a monthly benefit of $6,737 and Mr. Dunn will receive a monthly benefit of $373. For more information on the SERP, refer to the subheading ‘‘Supplemental Executive Retirement Plan’’ in the ‘‘Compensation Discussion and Analysis.’’
(2)	For more information on the Cash Balance Plan, refer to the subheading ‘‘Pension Plan’’ in the ‘‘Compensation Discussion and Analysis.’’
(3)	Mr. Plante’s planned retirement as CFO was announced on April 25, 2007. Following his retirement as Chief Financial Officer, Mr. Plante’s transition agreement provides for continued employment, with diminished responsibilities, with the Partnership for a period of time not to exceed twenty-four months. During this extended period of employment, Mr. Plante will act as a special advisor to the Board of Supervisors and will also make himself available to Mr. Stivala, the Partnership’s new Chief Financial Officer, to ensure a smooth transition of responsibilities. The amount reported represents Mr. Plante’s $1,000 per month salary plus $32,299, the estimated cost of Mr. Plante’s continued medical insurance coverage for the twenty-four month period.
(4)	Upon retirement, Mr. Plante’s outstanding RUP award shall vest in accordance with the retirement provision of the plan document. For purposes of the vesting of this award, Mr. Plante’s retirement will occur at the conclusion of the period of continued employment.
(5)	Currently, Mr. Dunn and Mr. Plante are the only named executive officers who meet the retirement criteria of the LTIP-2 plan document. For participants meeting these criteria, upon retirement, all outstanding LTIP-2 awards shall vest as if the three-year measurement period ended on the participant’s retirement date. The determination as to whether a payment will be made to the retiree in connection with the abbreviated measurement period is dependent upon the satisfaction of the same market criteria that are applied to awards that vest at the end of the three-year measurement period. For more information on vesting and market criteria relative to this plan, refer to the subheading ‘‘2003 Long-Term Incentive Plan’’ in the ‘‘Compensation Discussion and Analysis.’’ If Mr. Plante remains employed by the Partnership for the full twenty-four month extended period of employment described in footnote 3 above, the vesting of his remaining LTIP-2 awards (for fiscal years 2006 and 2007) shall coincide with the natural culmination of the three-year measurement periods associated with each award. In accordance with the terms of Mr. Plante’s transition arrangement, he will not be eligible for any additional LTIP-2 awards during the period of extended employment.

Potential Payments Upon Termination

Potential Payments upon Termination to Named Executive Officers with Employment Agreements

The following table sets forth certain information concerning the potential payments to Mr. Alexander and Mr. Dunn under their employment agreements, the SERP and the Long-Term Incentive Plans (‘‘LTIP-1’’ and ‘‘LTIP-2’’) for the circumstances listed in the table assuming a September 29, 2007 termination date:

Executive Payments and Benefits Upon Termination	Death		Disability		Involuntary Termination Without Cause by the Partnership or by the Executive for Good Reason without a Change of Control Event	Involuntary Termination Without Cause by the Partnership or by the Executive for Good Reason with a Change of Control Event
Mark M. Alexander
Cash Compensation(1)	$0	(4)	$0	(5)	$1,350,000	$2,835,000
Accelerated Vesting Of Fiscal 2006 and 2007 LTIP-2 Awards(2)	N/A		N/A		N/A	512,721
Payment of Remaining Balance of LTIP-1 Awards(3)	45,000		45,000		45,000	45,000
SERP(6)	210,700		385,900		0	225,200
Medical Benefits	N/A		N/A		54,516	54,516
280(G)Tax Gross-up	N/A		N/A		N/A	N/A
409(A)Tax Gross-up	N/A		N/A		N/A	N/A
Total	$255,700		$430,900		$1,449,516	$3,702,437

Michael J. Dunn, Jr.
Cash Compensation(1)	$0	(4)	$0	(5)	$800,000	$1,680,000
Accelerated Vesting Of Fiscal 2006 and 2007 LTIP-2 Awards(2)	N/A		N/A		N/A	740,634
Payment of Remaining Balance of LTIP-1 Awards(3)	28,000		28,000		28,000	28,000
SERP	27,800		48,900		48,900	48,900
Medical Benefits	N/A		N/A		34,780	34,780
280(G)Tax Gross-up	N/A		N/A		N/A	N/A
409(A)Tax Gross-up	N/A		N/A		N/A	N/A
Total	$55,800		$76,900		$911,680	$2,532,314

(1)	For more information on the cash compensation payable to the two named executive officers with whom we have entered into employment agreements, refer to the subheading ‘‘Employment Agreements’’ in the ‘‘Compensation Discussion and Analysis.’’
(2)	In the event of a change of control, all LTIP-2 awards will vest immediately regardless of whether termination immediately follows. If a change of control event occurs, the calculation of the LTIP-2 payment will be made as if our total return to Common Unitholders was higher than that provided by any of the other members of the peer group to their shareholders or unitholders. For more information, refer to the subheading ‘‘2003 Long-Term Incentive Plan’’ in the ‘‘Compensation Discussion and Analysis.’’ In the event of death, the inability to continue employment due to permanent disability, or a termination without cause or a good reason resignation unconnected to a change of control event, awards will vest in accordance with the normal vesting schedule and will be subject to the same requirements as awards held by individuals still employed by the Partnership and shall be subject to the same risks as awards held by all other participants.
(3)	The amounts reported on these lines represent the remaining balances of LTIP-1 which, by action of the Committee, were paid to the participants on November 16, 2007.
(4)	In the event of death, Mr. Alexander’s and Mr. Dunn’s estates are entitled to a payment equal to the decedent’s earned but unpaid salary and pro-rata cash bonus at the time of death.
(5)	In the event of disability, each is entitled to a payment equal to his earned but unpaid salary and pro-rata cash bonus.
(6)	Because Mr. Alexander had not attained age 55 on September 30, 2007, if any of the above hypothetical events had occurred on that date, only death, disability or a change in control would give rise to a SERP-related payment. Change of control related payments are due to Mr. Alexander and Mr. Dunn within 30 days of the change of control event, regardless of whether termination or resignation follows the event. In the event of death, Mr. Alexander’s estate would have received a lump sum payment of $210,700. In the event of disability, if Mr. Alexander remained disabled until age 55, he would be eligible for a lump sum payment, at that time, of $980,400. The figure ($385,900) reported in the table represents the present value of the hypothetical future payment.

Potential Payments upon Termination to Named Executive Officers without Employment Agreements

The following table sets forth certain information containing potential payments to the three named executive officers without employment agreements in accordance with the provisions of the Severance Protection Plan, the RUP, LTIP-2 and LTIP-1 for the circumstances listed in the table assuming a September 29, 2007 termination date:

Executive Payments and Benefits Upon Termination	Death		Disability		Involuntary Termination Without Cause by the Partnership or by the Executive for Good Reason without a Change of Control Event(8)	Involuntary Termination Without Cause by the Partnership or by the Executive for Good Reason with a Change of Control Event
Robert M. Plante
Cash Compensation(1)	$0	(4)	$0	(5)	$300,000	$870,750
Accelerated Vesting Of Fiscal 2006 and 2007 LTIP-2 Awards(2)	N/A		N/A		N/A	433,256
Payment of Remaining Balance of LTIP-1 Awards(3)	15,000		15,000		15,000	15,000
Accelerated Vesting of Outstanding RUP Awards(7)	N/A		N/A		N/A	123,045
Medical Benefits	N/A		N/A		16,149	N/A
Survivor Benefits(6)	83,200		N/A		N/A	N/A
280(G)Tax Gross-up	N/A		N/A		N/A	N/A
409(A)Tax Gross-up	N/A		N/A		N/A	N/A
Total	$98,200		$15,000		$331,149	$1,442,051

Steven C. Boyd
Cash Compensation(1)	$0	(4)	$0	(5)	$235,000	$585,150
Accelerated Vesting Of Fiscal 2006 and 2007 LTIP-2 Awards(2)	N/A		N/A		N/A	225,670
Payment of Remaining Balance of LTIP-1 Awards(3)	6,250		6,250		6,250	6,250
Accelerated Vesting of Outstanding RUP Awards(7)	N/A		406,725		N/A	652,368
Medical Benefits	N/A		N/A		12,605	N/A
280(G)Tax Gross-up	N/A		N/A		N/A	N/A
409(A)Tax Gross-up	N/A		N/A		N/A	N/A
Total	$6,250		$412,975		$253,855	$1,469,438

Michael M. Keating
Cash Compensation(1)	$0	(4)	$0	(5)	$210,000	$540,225
Accelerated Vesting Of Fiscal 2006 and 2007 LTIP-2 Awards(2)	N/A		N/A		N/A	258,021
Payment of Remaining Balance of LTIP-1 Awards(3)	11,700		11,700		11,700	11,700
Accelerated Vesting of Outstanding RUP Awards(7)	N/A		N/A		N/A	98,240
Medical Benefits	N/A		N/A		14,597	N/A
280(G)Tax Gross-up	N/A		N/A		N/A	N/A
409(A)Tax Gross-up	N/A		N/A		N/A	N/A
Total	$11,700		$11,700		$236,297	$908,186

(1)	In the event of a change of control followed by a termination without cause or by a resignation with good reason, each of the named executive officers without employment agreements will receive 78 weeks of base pay plus a sum equal to their maximum annual cash bonus divided by 52 and multiplied by 78 in accordance with the terms of the Severance Protection Plan. For more information on the Severance Protection Plan, refer to the subheading ‘‘Change of Control’’ in the ‘‘Compensation Discussion and Analysis.’’
(2)	In the event of a change of control, all LTIP-2 awards will vest immediately regardless of whether termination immediately follows. If a change of control event occurs, the calculation of the LTIP-2 payment will be made as if our total return to Common Unitholders was higher than that provided by any of the other members of the peer group to their shareholders or unitholders. For more information, refer to the subheading ‘‘2003 Long-Term Incentive Plan’’ in the ‘‘Compensation Discussion and Analysis.’’

In the event of death, the inability to continue employment due to permanent disability, or a termination without cause or a good reason resignation unconnected to a change of control event, awards will vest in accordance with the normal vesting schedule and will be subject to the same requirements as awards held by individuals still employed by the Partnership and shall be subject to the same risks as awards held by all other participants. However, as in the case of Mr. Jolly’s severance agreement, under such circumstances, the rights to such awards are sometimes surrendered by the holder under the terms of the final severance agreement.

(3)	The amounts reported on these lines represent the remaining balances of LTIP-1 which, by action of the Committee, was paid to the participants on November 16, 2007.
(4)	In the event of death, the named executive officer’s estate is entitled to a payment equal to the decedent’s earned but unpaid salary and pro-rata cash bonus.
(5)	In the event of disability, the named executive officer is entitled to a payment equal to his earned but unpaid salary and pro-rata cash bonus.
(6)	Mr. Plante’s spouse would be entitled to payments of $1,600 per month for 52 months under the Partnership’s predecessor’s Survivor Benefits Plan. The plan provides survivor benefits of up to $1,600 per month to spouses under age 62 and to children under age 18 for up to five years. Because Ms. Plante will attain age 62 within the next five years, if Mr. Plante had died on September 29, 2007, she would have been entitled to 52 payments. This Plan, which was offered by one of the Partnership’s predecessors to all full-time, exempt employees, was closed to additional participants in 1986; however, existing participants were provided with continuing coverage. Mr. Plante is the only executive officer who participates in the plan.
(7)	The RUP document makes no provisions for the vesting of grants held by recipients who die prior to the completion of the vesting schedule.

If a recipient of a RUP grant becomes permanently disabled, only those grants that have been held for at least one year on the date that the employee’s employment is terminated as a result of his or her permanent disability shall immediately vest; all grants held by the recipient for less than one year shall be forfeited by the recipient. Because Mr. Plante’s and Mr. Keating’s RUP grants were awarded less than one year prior to September 29, 2007, if either had become permanently disabled on September 29, 2007, his RUP grant would have been forfeited. Of Mr. Boyd’s 14,596 unvested restricted units as of September 29, 2007, 9,100 would have vested if Mr. Boyd had become permanently disabled on September 29, 2007.

Under circumstances unrelated to a change of control, if a RUP grant recipient’s employment is terminated without cause or he or she resigns for good reason, any RUP grants held by such recipient shall be forfeited.

In the event of a change of control, as defined in the RUP document, all unvested RUP grants shall vest immediately on the date the change of control is consummated, regardless of the holding period and regardless of whether the recipient’s employment is terminated.

(8)	Any severance benefits, unrelated to a change-of-control event, payable to these officers would be determined by the Compensation Committee on a case-by-case basis in accordance with prior treatment of other similarly situated executives and may, as a result, differ from this hypothetical presentation. For purposes of this table, we have assumed that each of these named executive officers would, upon termination of employment without cause or for resignation for good reason, receive accrued salary and benefits through the date of termination plus one times annual salary, paid in the form of salary continuation, and continued participation, at active employee rates, in the Partnership’s health insurance plans for one year.

Actual Severance Arrangement with Jeffrey S. Jolly

The following table provides information concerning the Partnership’s severance arrangement with Mr. Jolly whose position was eliminated on January 26, 2007:

Executive Payments and Benefits Upon Termination	Involuntary Termination Without Cause by the Partnership or by the Executive for Good Reason without a Change of Control Event
Cash Compensation(1)	$330,000
Annual Cash Bonus(2)	157,300
Payment of Remaining Balance of LTIP-1 Awards(3)	34,834
Vehicle(4)	16,150
Medical Benefits(5)	19,409
Income Tax Preparation Services for Two Years(6)	4,000
280(G)Tax Gross-up	N/A
409(A)Tax Gross-up	N/A
Total	$561,693

(1)	The amount reported on this line represents the continued payment of Mr. Jolly’s base salary in effect on the date of his departure through July 26, 2008.
(2)	The amount reported on this line represents Mr. Jolly’s full annual cash bonus, without pro-ration, for fiscal 2007.
(3)	The amount reported on this line represents the payment of Mr. Jolly’s remaining, unpaid LTIP-1 balance. Because the performance criteria associated with this balance were satisfied during a prior fiscal year, this amount has been excluded from the Summary Compensation Table.
(4)	The amount reported on this line represents the cost to transfer title of Mr. Jolly’s employer-provided vehicle from the lessor to Mr. Jolly.
(5)	The amount reported on this line represents the cost of health insurance premiums, under COBRA, that the Partnership will pay on Mr. Jolly’s behalf through July 26, 2008, or, if earlier, until Mr. Jolly obtains health insurance benefits from another employer.
(6)	The amount reported on this line represents the estimated cost to reimburse Mr. Jolly for income tax preparation services for two years.

SUPERVISORS’ COMPENSATION

The following table sets forth the compensation of the non-employee members of the Board of Supervisors of the Partnership during fiscal 2007.

Supervisor	Fees Earned or Paid in Cash ($)(1)	Unit Awards ($)(4)	Non-equity incentive plan compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John D. Collins (2)	$37,500	$26,577	$—	$—	$—	$64,077
Harold R. Logan, Jr. (3)	93,750	290,863	—	—	—	384,613
Dudley C. Mecum	75,000	290,863	—	—	—	365,863
John Hoyt Stookey (3)	81,250	290,863	—	—	—	372,113
Jane Swift (2)	37,500	26,577	—	—	—	64,077

(1)	Includes amounts earned for fiscal 2007, including meeting fees for the fourth quarter of 2007 that were paid in October 2007. Does not include amounts paid in fiscal 2007 for fiscal 2006 meeting fees.
(2)	Mr. Collins’ and Ms. Swift’s terms as Supervisors commenced on April 25, 2007. Although each is paid an annual retainer of $75,000 in installments of $18,750 per quarter, the fees earned by each of them for fiscal 2007 reflect the prorating of their annual retainers for the mid-year commencement of their terms as Supervisors.
(3)	During the first quarter of fiscal 2007, Mr. Stookey served as Chairman of the Board of Supervisors. For the subsequent three quarters of fiscal 2007, Mr. Logan served as Chairman of the Board of Supervisors. Accordingly, Mr. Stookey received one quarterly installment of $25,000 and three quarterly installments of $18,750. Mr. Logan received one quarterly installment of $18,750 and three quarterly installments of $25,000.
(4)	Represents the dollar amount charged to earnings for financial statement reporting purposes during fiscal 2007 pursuant to SFAS 123R for restricted unit grants of 8,500 awarded on November 1, 2004 and 3,000 awarded on April 25, 2007 to each of Messrs. Logan, Mecum and Stookey, and for restricted unit grants of 5,496 awarded to each of Mr. Collins and to Ms. Swift on April 25, 2007. All grants were made in accordance with the provisions of our 2000 Restricted Unit Plan and vest accordingly. The fair market values of our Common Units ($33.20 for the 2004 grants and $47.21 for the 2007 grants) on the dates the grants were awarded, based on the average of the high and low sales prices on the respective grant dates, were used to calculate the value of the restricted unit grants for purposes of amortizing compensation expense under SFAS 123R. As of September 29, 2007, each non-employee member of the Board of Supervisors held the following quantities of unvested restricted unit grants: Mr. Collins, 5,496 units; Mr. Logan, 11,500 units; Mr. Mecum, 11,500 units; Mr. Stookey, 11,500 units; and Ms. Swift, 5,496 units. In accordance with the retirement provisions of the 2000 Restricted Unit Plan and with the requirements of SFAS 123R, all remaining, unamortized expense for the unvested grants awarded to Messrs. Logan, Mecum and Stookey was recognized during fiscal 2007.

Note:    The column for reporting option awards was omitted from the Supervisor’s Compensation Table because the Partnership does not award options to its supervisors or to its employees.

Fees and Benefit Plans for Non-Employee Supervisors

Annual Cash Retainer Fees.    As the Chairman of the Board of Supervisors, Mr. Logan receives an annual retainer of $100,000, payable in quarterly installments of $25,000 each. Each of the other supervisors receives an annual cash retainer of $75,000, payable in quarterly installments of $18,750 each.

Meeting Fees.    The members of our Board of Supervisors receive no additional remuneration for attendance at regularly scheduled meetings of the Board or its Committees, other than reimbursement of reasonable expenses incurred in connection with such attendance.

Restricted Unit Plan.    Each non-employee supervisor participates in the 2000 Restricted Unit Plan. All grants vest in accordance with the provisions of the plan document (see Compensation Discussion and Analysis section titled ‘‘2000 Restricted Unit Plan’’ for description of vesting schedule). Upon vesting, all grants are settled by issuing Common Units; therefore, this plan is accounted for as equity rather than as a liability in the Partnership’s financial statements. During fiscal 2004, Messrs. Logan, Mecum and Stookey were awarded unvested restricted unit plan grants of 8,500 units each; during fiscal 2007, each of them received an additional unvested grant of 3,000 units. Upon commencement of their terms as supervisors in fiscal 2007, Mr. Collins and Ms. Swift each received a grant of 5,496 units.

Additional Supervisor Compensation.    Non-employee supervisors receive no other forms of remuneration from us. The only perquisite provided to the members of the Board of Supervisors is the ability to purchase propane at the same discounted rate that we offer propane to our employees, the value of which was less than $10,000 in fiscal 2007 for each supervisor.

Compensation Committee Interlocks and Insider Participation.    None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth certain information as of November 20, 2007 regarding the beneficial ownership of Common Units by each member of the Board of Supervisors, each executive officer named in the Summary Compensation Table in Item 11 of this Annual Report, and all members of the Board of Supervisors and executive officers as a group. Based upon filings under Section 13(d) or (g) under the Exchange Act, the Partnership does not know of any person or group who beneficially owns more than 5% of the outstanding Common Units. Except as set forth in the notes to the table, each individual or entity has sole voting and investment power over the Common Units reported.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Mark A. Alexander (a) (b) (j)	1,298,912	4.0%
Michael J. Dunn, Jr. (a) (j)	216,996	*
Robert M. Plante (c)	82,038	*
Jeffrey S. Jolly (d)	94,241	*
Michael M. Keating (e)	126,206	*
Steven C. Boyd (f)	27,233	*
John Hoyt Stookey (g)	11,947	*
Harold R. Logan, Jr.(g)	12,729	*
Dudley C. Mecum (g)	7,759	*
John D. Collins (h)	-0-	*
Jane Swift (h)	-0-	*
All Members of the Board of Supervisors and Executive Officers as a Group (19 persons) (d)(i)	2,001,228	6.1%

*	Less than 1%.
(a)	Includes the following numbers of Common Units as to which the following individuals deferred receipt as described below; Mr. Alexander – 243,902 and Mr. Dunn – 48,780. These Common Units are held in trust pursuant to a Compensation Deferral Plan, and Mr. Alexander and Mr. Dunn will have no voting or investment power over these Common Units until they are distributed by the trust, which distribution is scheduled to occur on January 2, 2008. Mr. Alexander and Mr. Dunn have elected to receive the quarterly cash distributions on these deferred units. Notwithstanding the foregoing, if a ‘‘change of control’’ of the Partnership occurs (as defined in the Compensation Deferral Plan), all of the deferred Common Units (and related distributions) held in trust automatically become distributable to such individuals.
(b)	Includes 784 Common Units held by the General Partner, of which, as an accommodation to the Partnership, Mr. Alexander is the sole member. Includes 29,000 Common Units which are held in a brokerage account, where there is a possibility that such Common Units could be pledged as security.
(c)	Excludes 2,753 unvested restricted units, none of which will vest in the 60-day period following November 20, 2007. Restricted unit grants vest 25%, 25% and 50%, respectively, on the third, fourth and fifth anniversaries of the date of grant and 100% upon a ‘‘change in control’’, as defined in the Partnership’s 2000 Restricted Unit Plan. Due to Mr. Plante’s retirement as Vice President and Chief Financial Officer as of September 29, 2007, all of these 2,753 unvested restricted units will vest upon his retirement at the end of the twenty-four month reduced-responsibility employment period, or earlier, if he chooses to retire prior to the conclusion of the twenty-four month period. See Footnote 1 to Outstanding Equity Awards at

Fiscal Year End 2007 Table under Item 11, above. Includes 82,038 Common Units which are held in a brokerage account, where there is a possibility that such Common Units could be pledged as security.
(d)	As of January 26, 2007, the last day of Mr. Jolly’s employment with the Partnership, and the last day on which the Partnership had access to information about Mr. Jolly’s beneficial ownership of Common Units.
(e)	Excludes 2,198 unvested restricted units, none of which will vest in the 60-day period following November 20, 2007. Restricted unit grants vest 25%, 25% and 50%, respectively, on the third, fourth and fifth anniversaries of the date of grant and 100% upon a ‘‘change in control’’, as defined in the Partnership’s 2000 Restricted Unit Plan.
(f)	Excludes 13,396 unvested restricted units, none of which will vest in the 60-day period following November 20, 2007. Restricted unit grants vest 25%, 25% and 50%, respectively, on the third, fourth and fifth anniversaries of the date of grant and 100% upon a ‘‘change in control’’, as defined in the Partnership’s 2000 Restricted Unit Plan. Includes 26,033 Common Units which are held in a brokerage account, where there is a possibility that such Common Units could be pledged as security.
(g)	Excludes 9,375 unvested restricted units, none of which will vest in the 60-day period following November 20, 2007. Restricted unit grants vest 25%, 25% and 50%, respectively, on the third, fourth and fifth anniversaries of the date of grant and 100% upon a ‘‘change in control’’, as defined in the Partnership’s 2000 Restricted Unit Plan.
(h)	Excludes 5,496 unvested restricted units, none of which will vest in the 60-day period following November 20, 2007. Restricted unit grants vest 25%, 25% and 50%, respectively, on the third, fourth and fifth anniversaries of the date of grant and 100% upon a ‘‘change in control’’, as defined in the Partnership’s 2000 Restricted Unit Plan.
(i)	Includes 1,985 unvested restricted units which will vest in the 60-day period following November 20, 2007. Inclusive of the units referred to in footnotes (c), (e), (f), (g) and (h) above, the reported number of units also excludes 120,157 unvested restricted units, none of which will vest in the 60 day period following November 20, 2007, owned by certain executive officers, whose restricted units vest on the same basis as described in footnotes (c), (e), (f), (g) and (h) above. Includes 223,723 Common Units which are held in a brokerage account, where there is a possibility that such Common Units could be pledged as security (inclusive of the units referred to in footnotes (b), (c) and (f) above).
(j)	Refer to Item 13 of this Annual Report for a description of certain lockup requirements pertaining to the Common Units issued to the General Partner under the GP Exchange Transaction. For Messrs. Alexander and Dunn, includes 1,026,010 and 168,216 Common Units, respectively, subject to a two-year lockup requirement from October 19, 2006.

Securities Authorized for Issuance Under the 2000 Restricted Unit Plan

The following table sets forth certain information, as of September 29, 2007, with respect to the Partnership’s 2000 Restricted Unit Plan, under which Restricted Units of the Partnership, as described in Note 9 to the Consolidated Financial Statements included in this Annual Report, are authorized for issuance.

Plan Category	Number of Common Units to be issued upon vesting of restricted units (a)		Weighted-average grant date fair value per restricted unit (b)	Number of restricted units remaining available for future issuance under the 2000 Restricted Unit Plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	383,090	(2)	$35.36	204,427
Equity compensation plans not approved by security holders	—		—	—
Total	383,090		$35.36	204,427

(1)	Relates to the 2000 Restricted Unit Plan.
(2)	Represents number of restricted units that, as of September 29, 2007, had been granted under the 2000 Restricted Unit Plan but had not yet vested.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Certain Relationships and Related Party Transactions

On October 19, 2006, after receiving the requisite approval of the Common Unitholders, the Partnership, the Operating Partnership and the General Partner consummated the GP Exchange Transaction, pursuant to which the Partnership issued 2,300,000 Common Units to the General Partner in exchange for the cancellation of the General Partner’s IDRs, the economic interest in the Partnership included in the general partner interest therein and the economic interest in the Operating Partnership included in the general partner interest therein. Immediately thereafter, on October 19, 2006, pursuant to a Distribution, Release and Lockup Agreement dated July 27, 2006 by and among the Partnership, the Operating Partnership, the General Partner and the then individual members of the General Partner (the ‘‘Distribution Agreement’’), the Common Units received by the General Partner (other than 784 Common Units that will remain in the General Partner) were distributed to the then members of the General Partner in exchange for their interests in the General Partner. Pursuant to the Distribution Agreement, on October 19, 2006 the Partnership filed a shelf registration statement with the SEC in order to register the resale by the individual members of the General Partner of the Common Units distributed to them by the General Partner. The Partnership has agreed to maintain the effectiveness of the registration statement for two years after October 19, 2006 (subject to the Board of Supervisors’ right to suspend its use under certain circumstances). Additionally, the Partnership agreed to indemnify the individual members of the General Partner, and the General Partner, against certain liabilities arising from the GP Exchange Transaction and the shelf registration statement, including liabilities that may arise under the securities laws.

The numbers of Common Units distributed to the Chief Executive Officer and each executive officer named in the Summary Compensation Table in Item 11 of this Annual Report, as well as the executive officers as a group following the GP Exchange Transaction were as follows. The then three Supervisors who were not officers of the Partnership received no Common Units in the GP Exchange Transaction.

Common Units Received in the GP Exchange Transaction
Mark A. Alexander (a)	1,026,010
Michael J. Dunn, Jr. (b)	168,216
Robert M. Plante	82,038
Jeffrey S. Jolly	92,641
Steven C. Boyd	24,555
Michael M. Keating	125,206
Executive Officers as a Group (a) (b)	1,620,616

(a)	Includes 784 Common Units held by the General Partner, of which, as an accommodation to the Partnership, Mr. Alexander is the sole member. Under the Distribution Agreement, the Partnership and the Operating Partnership have agreed to pay or reimburse Mr. Alexander for taxes imposed upon the General Partner by any state other than the state in which Mr. Alexander resides (except to the extent such taxes are attributable to activities or income of the General Partner that are unrelated to its ownership of the 784 Common Units or its status as General Partner).
(b)	Excludes 55,200 Common Units distributed to Mr. Dunn’s former wife.

Under the Distribution Agreement, the then individual members of the General Partner are subject to certain restrictions on the transfer of any of the Common Units distributed to them by the General Partner. Each of Messrs. Alexander and Dunn has agreed not to transfer any of the Common Units received by him in the GP Exchange Transaction for a period of two years from October 19, 2006, except: (i) to a family member, or trust for the benefit of a family member, of such individual who agrees to be bound by the lockup requirement; (ii) with the prior written consent of the Board of Supervisors of the Partnership; (iii) pursuant to a Change of Control (as defined in the Distribution Agreement); (iv) by will or the laws of intestacy to such person’s legal representative, heir or legatee; or (v) if such person is a partnership or corporation or similar entity, a distribution to its partners, stockholders, but subject to the terms of the lockup requirement. All other previous members of the General Partner agreed to not transfer any of the Common Units received by him or her in the GP Exchange Transaction for a period of 90 days following consummation of the GP Exchange Transaction except under the circumstances described in clauses (i) through (v) above. This 90 day lockup period has now expired.

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

The Partnership will continue its past practice of providing tax services to the General Partner at no cost to the General Partner and, in fiscal 2007, paid the cost of external tax return preparation services for the former members of the General Partner which amounted to approximately $55,000.

The firm that served as financial advisor to the General Partner in connection with the GP Exchange Transaction has performed merger, acquisition and general financial advisory services for the Partnership in the past. The Partnership has agreed to retain the firm to continue to provide these services for fiscal 2008 through 2011 for an annual fee of $225,000. The Partnership has also agreed to indemnify the firm against various liabilities arising from its engagement by the Partnership, as well as from its engagement as financial advisor to the General Partner in connection with the GP Exchange Transaction.

Supervisor Independence

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

The following table sets forth the aggregate fees for services related to fiscal years 2007 and 2006 provided by PricewaterhouseCoopers LLP, our independent registered public accounting firm.

	Fiscal 2007	Fiscal 2006
Audit Fees (a)	$2,275,000	$2,510,000
Audit-Related Fees (b)	145,000	50,000
Tax Fees (c)	848,000	927,500
All Other Fees (d)	2,000	4,500

(a)	Audit Fees consist of professional services rendered for the integrated audit of our annual consolidated financial statements and our internal control over financial reporting, including reviews of our quarterly financial statements, as well as for services rendered in connection with the issuance of comfort letters and consents in connection with other filings made with the SEC.
(b)	Audit-Related Fees consist of fees billed for consultations concerning financial accounting and reporting standards.
(c)	Tax Fees consist of fees for professional services related to tax reporting, compliance and transaction services assistance.
(d)	All Other Fees represent fees for services provided to us not otherwise included in the categories above.

The Audit Committee of the Board of Supervisors has adopted a formal policy concerning the approval of audit and non-audit services to be provided by the independent registered public accounting firm, PricewaterhouseCoopers LLP. The policy requires that all services PricewaterhouseCoopers LLP may provide to us, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by PricewaterhouseCoopers LLP during fiscal 2007 and fiscal 2006.

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

SUBURBAN PROPANE PARTNERS, L.P.

Date: November 28, 2007	By:	/s/ MARK A. ALEXANDER
Mark A. Alexander
Chief Executive Officer and Supervisor

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

By: /s/ MARK A. ALEXANDER	Chief Executive Officer and Supervisor	November 28, 2007

(Mark A. Alexander)

By: /s/ MICHAEL J. DUNN, JR	President and Supervisor	November 28, 2007

(Michael J. Dunn, Jr.)

By: /s/ HAROLD R. LOGAN, JR.	Chairman and Supervisor	November 28, 2007

(Harold R. Logan, Jr.)

By: /s/ JOHN HOYT STOOKEY	Supervisor	November 28, 2007

(John Hoyt Stookey)

By: /s/ DUDLEY C. MECUM	Supervisor	November 28, 2007

(Dudley C. Mecum)

By: /s/ JOHN D. COLLINS	Supervisor	November 28, 2007

(John D. Collins)

By: /s/ JANE SWIFT	Supervisor	November 28, 2007

(Jane Swift)

By: /s/ MICHAEL A. STIVALA	Chief Financial Officer and Chief Accounting Officer	November 28, 2007

(Michael A. Stivala)

By: /s/ MICHAEL A. KUGLIN	Controller	November 28, 2007

(Michael A. Kuglin)

INDEX TO EXHIBITS

The exhibits listed on this Exhibit Index are filed as part of this Annual Report. Exhibits required to be filed by Item 601 of Regulation S-K, which are not listed below, are not applicable.

Exhibit Number	Description
2.1	Exchange Agreement dated as of July 27, 2006 by and among the Partnership, the Operating Partnership and the General Partner. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed July 28, 2006).
3.1	Third Amended and Restated Agreement of Limited Partnership of the Partnership dated as of October 19, 2006, as amended as of July 31, 2007. (Incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed August 2, 2007).
3.2	Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated as of October 19, 2006. (Incorporated by reference to Exhibit 3.2 to the Partnership’s Current Report on Form 8-K filed October 19, 2006).
4.1	Description of Common Units of the Partnership. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed October 19, 2006).
4.2	Indenture, dated as of December 23, 2003, between Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York, as Trustee (including Form of Senior Global Exchange Note). (Incorporated by reference to Exhibit 10.28 to the Partnership’s Quarterly Report on Form 10-Q For the fiscal quarter ended December 27, 2003).
4.3	Exchange and Registration Rights Agreement, dated December 23, 2003 among Suburban Propane Partners, L.P., Suburban Energy Finance Corp., Wachovia Capital Markets, LLC and Goldman, Sachs & Co. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Registration Statement on Form S-4 dated December 19, 2003).
4.4	Exchange and Registration Rights Agreement, dated March 31, 2005 among Suburban Propane Partners, L.P., Suburban Energy Finance Corp., Wachovia Capital Markets, LLC and Goldman, Sachs & Co. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report of Form 8-K filed April 1, 2005).
10.1	Employment Agreement dated as of March 5, 1996 between the Operating Partnership and Mr. Alexander. (Incorporated by reference to Exhibit 10.13 to the Partnership’s Current Report on Form 8-K filed April 29, 1996).
10.2	First Amendment to Employment Agreement dated as of March 5, 1996 between the Operating Partnership and Mr. Alexander entered into as of October 23, 1997. (Incorporated by reference to Exhibit 10.13 to the Partnership’s Current Report on Form 8-K filed April 29, 1996).
10.3	Second Amendment to Employment Agreement dated as of March 5, 1996 between the Operating Partnership and Mr. Alexander entered into as of April 14, 1999. (Incorporated by reference to Exhibit 10.15 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 27, 1997).
10.4	Form of Third Amendment to Employment Agreement dated as of March 5, 1996 between the Operating Partnership and Mr. Alexander, entered into November 2, 2005. (Incorporated by reference to Exhibit 10.4 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 24, 2005).

Exhibit Number	Description
10.5	Employment Agreement dated as of February 1, 2007 between the Operating Partnership and Mr. Dunn. (Incorporated by reference to Exhibit 10.2 to the Partnership’s Quarterly Report on Form 10-Q For the fiscal quarter ended December 30, 2006).
10.6	Suburban Propane Partners, L.P. 2000 Restricted Unit Plan, as amended and restated effective October 17, 2006, as amended effective July 31, 2007 and as further amended effective October 31, 2007. (Filed herewith).
10.7	Suburban Propane, L.P. Severance Protection Plan dated September 1996. (Incorporated by reference to Exhibit 10.12 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 28, 1996).
10.8	Form of Amendment to Suburban Propane Severance Protection Plan for Key Employees, adopted November 2, 2005. (Incorporated by reference to Exhibit 10.7 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 24, 2005).
10.9	Suburban Propane, L.P. Long Term Incentive Plan, as amended and restated effective October 1, 1999. (Incorporated by reference to Exhibit 10.19 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002).
10.10	Form of Amendment to Suburban Propane, L.P. Long Term Incentive Program, adopted November 2, 2005. (Incorporated by reference to Exhibit 10.9 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 24, 2005).
10.11	Suburban Propane L.P. 2003 Long Term Incentive Plan, as amended and restated effective October 17, 2006, as amended effective July 31, 2007 and as further amended effective October 31, 2007. (Filed herewith)
10.12	Benefits Protection Trust dated May 26, 1999 by and between Suburban Propane Partners, L.P. and First Union National Bank. (Incorporated by reference to the Partnership’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 1999).
10.13	Compensation Deferral Plan of Suburban Propane Partners, L.P. and Suburban Propane, L.P. amended and restated as of January 1, 2004. (Incorporated by reference to Exhibit 10. 9 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004).
10.14	Form of Amendment to Compensation Deferral Plan of Suburban Propane Partners, L.P. and Suburban Propane, L.P., adopted November 2, 2005. (Incorporated by reference to Exhibit 10.13 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 24, 2005).
10.15	Amended and Restated Supplemental Executive Retirement Plan of the Partnership (effective as of January 1, 1998). (Incorporated by reference to Exhibit 10.23 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001).
10.16	Amended and Restated Retirement Savings and Investment Plan of Suburban Propane effective as of January 1, 1998). (Incorporated by reference to Exhibit 10.24 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001).
10.17	Amendment No. 1 to the Retirement Savings and Investment Plan of Suburban Propane (effective January 1, 2002). (Incorporated by reference to Exhibit 10.25 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002).

Exhibit Number	Description
10.18	Third Amended and Restated Credit Agreement dated October 20, 2004, as amended by the First Amendment thereto dated March 17, 2005, as further amended by the Second Amendment thereto dated August 25, 2005. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed August 29, 2005).
10.19	First Amendment to the Third Amended and Restated Credit Agreement dated as of March 11, 2005. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed April 1, 2005).
10.20	Second Amendment to the Third Amended and Restated Credit Agreement dated as of August 26, 2005. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed August 29, 2005).
10.21	Third Amendment to the Third Amended and Restated Credit Agreement dated as of February 9, 2006. (Incorporated by reference to the Partnership’s Current Report on Form 8-K filed February 24, 2006).
10.22	Distribution, Release and Lockup Agreement, dated as of July 27, 2006, between the Partnership, the Operating Partnership, the General Partner and the members of the General Partner. (Incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed July 28, 2006).
10.23	Purchase and Sale Agreement, dated September 17, 2007, among Suburban Propane, L.P., Suburban Pipeline LLC and Plains LPG Services, L.P. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed September 20, 2007).
10.24	Non-Competition Agreement, dated September 17, 2007, between Suburban Propane, L.P. and Plains LPG Services, L.P. (Incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed September 20, 2007).
10.25	Propane Storage Agreement, dated September 17, 2007, between Suburban Propane, L.P. and Plains LPG Services, L.P. (Incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed September 20, 2007).
10.26	Release and Waiver of All Claims dated as of January 31, 2007 between the Operating Partnership and Mr. Jolly. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q For the fiscal quarter ended December 30, 2006).
21.1	Subsidiaries of Suburban Propane Partners, L.P. (Filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm. (Filed herewith).
31.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
31.2	Certification of the Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
32.2	Certification of the Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

INDEX TO FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Supervisors and Unitholders of
Suburban Propane Partners, L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners’ capital and of cash flows present fairly, in all material respects, the financial position of Suburban Propane Partners, L.P. and its subsidiaries (the ‘‘Partnership’’) at September 29, 2007 and September 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 29, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set for therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 11 to the consolidated financial statements, the Partnership changed its method of accounting for its defined benefit pension and postretirement plans effective September 29, 2007.

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

PricewaterhouseCoopers LLP
Florham Park, New Jersey
November 28, 2007

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 29, 2007	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$96,586	$60,571
Accounts receivable, less allowance for doubtful accounts of $5,041 and $5,530, respectively	71,607	78,547
Inventories	81,246	79,418
Assets held for sale	11,221	—
Prepaid expenses and other current assets	21,551	16,815
Total current assets	282,211	235,351
Property, plant and equipment, net	374,641	390,383
Goodwill	277,559	281,359
Other intangible assets, net	18,242	18,098
Pension asset	5,547	—
Other assets	17,018	20,375
Total assets	$975,218	$945,566
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$56,999	$57,372
Accrued employment and benefit costs	41,702	35,510
Accrued insurance	13,880	7,360
Customer deposits and advances	61,731	62,630
Accrued interest	8,546	8,371
Liabilities associated with assets held for sale	1,291	—
Other current liabilities	12,261	21,373
Total current liabilities	196,410	192,616
Long-term borrowings	548,538	548,304
Postretirement benefits obligation	22,193	27,759
Accrued insurance	36,428	38,053
Accrued pension liability	—	31,086
Other liabilities	5,372	7,047
Total liabilities	808,941	844,865
Commitments and contingencies
Partners’ capital:
Common Unitholders (32,674 and 30,314 units issued and outstanding at September 29, 2007 and September 30, 2006, respectively)	208,230	170,151
General Partner	—	(1,969)
Deferred compensation	(5,660)	(5,704)
Common Units held in trust, at cost	5,660	5,704
Accumulated other comprehensive loss	(41,953)	(67,481)
Total partners’ capital	166,277	100,701
Total liabilities and partners’ capital	$975,218	$945,566

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)

	Year Ended
	September 29, 2007	September 30, 2006	September 24, 2005
Revenues
Propane	$1,019,798	$1,081,573	$965,264
Fuel oil and refined fuels	262,076	356,531	431,223
Natural gas and electricity	94,352	122,071	102,803
HVAC	56,519	87,258	106,115
All other	6,818	9,697	10,150
	1,439,563	1,657,130	1,615,555
Costs and expenses
Cost of products sold	865,418	1,051,797	1,069,745
Operating	322,852	373,305	392,335
General and administrative	56,422	63,561	47,191
Restructuring charges and severance costs	1,485	6,076	2,775
Impairment of goodwill	—	—	656
Depreciation and amortization	28,790	32,653	37,260
	1,274,967	1,527,392	1,549,962
Income before interest expense and provision for income taxes	164,596	129,738	65,593
Loss on debt extinguishment	—	—	(36,242)
Interest income	3,863	630	310
Interest expense	(39,459)	(41,310)	(40,684)
Income (loss) before provision for income taxes	129,000	89,058	(11,023)
Provision for income taxes
Current	1,853	764	803
Deferred	3,800	—	—
Income (loss) from continuing operations	123,347	88,294	(11,826)
Discontinued operations (Note 16):
Gain on disposal of discontinued operations	1,887	—	976
Income from discontinued operations	2,053	2,446	2,774
Net income (loss)	$127,287	$90,740	$(8,076)
General Partner’s interest in net income (loss)	$—	$2,628	$(251)
Limited Partners’ interest in net income (loss)	$127,287	$88,112	$(7,825)
Income (loss) per Common Unit – basic
Income (loss) from continuing operations	$3.79	$2.76	$(0.38)
Discontinued operations	0.12	0.08	0.12
Net income (loss)	$3.91	$2.84	$(0.26)
Weighted average number of Common Units outstanding – basic	32,554	30,310	30,276
Income (loss) per Common Unit – diluted
Income (loss) from continuing operations	$3.77	$2.75	$(0.38)
Discontinued operations	0.12	0.08	0.12
Net income (loss)	$3.89	$2.83	$(0.26)
Weighted average number of Common Units outstanding – diluted	32,730	30,453	30,276

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	September 29, 2007	September 30, 2006	September 24, 2005
Cash flows from operating activities:
Net income (loss)	$127,287	$90,740	$(8,076)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation expense – continuing operations	26,547	30,066	32,363
Depreciation expense – discontinued operations	452	498	502
Amortization of intangible assets	2,243	2,587	4,897
Amortization of debt origination costs	1,327	1,324	1,514
Compensation cost recognized under Restricted Unit Plan	3,014	2,221	1,806
Amortization of discount on long-term borrowings	234	234	117
Gain on disposal of property, plant and equipment, net	(2,782)	(1,000)	(2,043)
Gain on disposal of discontinued operations	(1,887)	—	(976)
Pension settlement charge	3,269	4,437	—
Impairment of goodwill	—	—	656
Loss on debt extinguishment	—	—	36,242
Deferred tax provision	3,800	—	—
Changes in assets and liabilities
Decrease (increase) in accounts receivable	6,836	31,371	(18,918)
(Increase) decrease in inventories	(1,915)	1,147	(16,424)
(Increase) decrease in prepaid expenses and other current assets	(4,268)	15,745	4,315
(Decrease) increase in accounts payable	(448)	(6,197)	3,326
Increase (decrease) in accrued employment and benefit costs	6,192	15,219	(4,861)
Increase (decrease) in accrued interest	175	(2,604)	908
Increase (decrease) in other accrued liabilities	162	(11,325)	(5,989)
(Increase) in other noncurrent assets	(40,444)	(44)	(944)
Increase in other noncurrent liabilities	41,163	5,902	10,590
Contribution to defined benefit pension plan	(25,000)	(10,000)	—
Net cash provided by operating activities	145,957	170,321	39,005
Cash flows from investing activities:
Capital expenditures	(26,756)	(23,057)	(29,301)
Proceeds from sale of property, plant and equipment	5,783	3,965	4,670
Proceeds from sale of customer service centers, net	1,284	—	—
Net cash (used in) investing activities	(19,689)	(19,092)	(24,631)
Cash flows from financing activities:
Long-term debt repayments	—	(475)	(340,440)
Long-term debt issuance	—	—	372,953
Short-term (repayments) borrowings	—	(26,750)	26,750
Expenses associated with debt agreements	—	—	(4,175)
Prepayment premium associated with debt extinguishment	—	—	(31,980)
Partnership distributions	(90,253)	(77,844)	(76,552)
Net cash (used in) financing activities	(90,253)	(105,069)	(53,444)
Net increase (decrease) in cash and cash equivalents	36,015	46,160	(39,070)
Cash and cash equivalents at beginning of year	60,571	14,411	53,481
Cash and cash equivalents at end of year	$96,586	$60,571	$14,411
Supplemental disclosure of cash flow information:
Cash paid for interest	$37,165	$41,241	$42,457
The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)

	Number of Common Units	Common Unitholders	General Partner	Deferred Compen- sation	Common Units Held in Trust	Unearned Compen- sation	Accumulated Other Compre- hensive (Loss) Income	Total Partners’ Capital	Compre- hensive Income (Loss)
Balance at September 25, 2004	30,257	238,880	852	(5,778)	5,778	(3,845)	(67,769)	168,118
Net loss		(7,825)	(251)					(8,076)	$(8,076)
Other comprehensive loss:
Net unrealized losses on cash flow hedges							(1,293)	(1,293)	(1,293)
Reclassification of realized gains on cash flow hedges into earnings							(9,129)	(9,129)	(9,129)
Minimum pension liability adjustment							1,242	1,242	1,242
Total comprehensive loss									$(17,256)
Partnership distributions		(74,172)	(2,380)					(76,552)
Common Units issued under Restricted Unit Plan	22
Common Units distributed into trust				(109)	109			—
Grants issued under Restricted Unit Plan, net of forfeitures		2,316				(2,316)		—
Amortization of Restricted Unit Plan, net of forfeitures						1,806		1,806
Balance at September 24, 2005	30,279	159,199	(1,779)	(5,887)	5,887	(4,355)	(76,949)	76,116
Net income		88,112	2,628					90,740	$90,740
Other comprehensive income:
Net unrealized gains on cash flow hedges							590	590	590
Reclassification of realized gains on cash flow hedges into earnings							—	—	—
Non-cash pension settlement charge							4,437	4,437	4,437
Minimum pension liability adjustment							4,441	4,441	4,441
Total comprehensive income									$100,208
Partnership distributions		(75,026)	(2,818)					(77,844)
Common Units issued under Restricted Unit Plan	35
Common Units distributed from trust				183	(183)			—
Elimination of unearned compensation from adoption of SFAS 123R		(4,355)				4,355		—
Compensation cost recognized under Restricted Unit Plan, net of forfeitures		2,221				—		2,221
Balance at September 30, 2006	30,314	$170,151	$(1,969)	$(5,704)	$5,704	$—	$(67,481)	$100,701
Net income		127,287						127,287	$127,287
Other comprehensive income:
Net unrealized losses on cash flow hedges							(173)	(173)	(173)
Reclassification of realized losses on cash flow hedges into earnings							1,967	1,967	1,967
Non-cash pension settlement charge							3,269	3,269	3,269
Minimum pension liability adjustment							63,510	63,510	63,510
Adjustment to initially adopt SFAS 158							(43,045)	(43,045)	—
Total comprehensive income									$195,860
Partnership distributions		(90,253)						(90,253)
Common Units issued under Restricted Unit Plan	60
Common Units issued in Exchange of GP interest	2,300	80,443						80,443
Exchange and cancellation of GP Interest		(82,412)	1,969					(80,443)
Common Units distributed from trust				44	(44)			—
Compensation cost recognized under Restricted Unit Plan, net of forfeitures		3,014				—		3,014
Balance at September 29, 2007	32,674	$208,230	$—	$(5,660)	$5,660	$—	$(41,953)	$166,277

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the ‘‘Partnership’’) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating, ventilation and air conditioning (‘‘HVAC’’). The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (‘‘Common Units’’), with 32,674,255 Common Units outstanding at September 29, 2007. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the ‘‘Partnership Agreement’’), adopted on October 19, 2006 following approval by Common Unitholders at the Partnership’s Tri-Annual Meeting and as thereafter amended by the Board of Supervisors on July 31, 2007, pursuant to the authority granted to the Board in the Partnership Agreement. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The general partner of both the Partnership and the Operating Partnership is Suburban Energy Services Group LLC (the ‘‘General Partner’’), a Delaware limited liability company. On October 19, 2006, the Partnership consummated an agreement with its General Partner to exchange 2,300,000 newly issued Common Units for the General Partner’s incentive distribution rights (‘‘IDRs’’) and the economic interest in the Partnership and the Operating Partnership included in the general partner interests therein (the ‘‘GP Exchange Transaction’’). Prior to the GP Exchange Transaction, the General Partner was majority-owned by senior management of the Partnership and owned 224,625 general partner units (an approximate 0.74% ownership interest) in the Partnership and a 1.0101% general partner interest in the Operating Partnership. The General Partner also held all outstanding IDRs and appointed two of the five members of the Board of Supervisors. As a result of the GP Exchange Transaction, the General Partner no longer has any economic interest in either the Partnership or the Operating Partnership other than as a holder of 784 Common Units that will remain in the General Partner, no IDRs are outstanding and the sole member of the General Partner is the Partnership’s Chief Executive Officer.

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

On November 21, 2003, Suburban Heating Oil Partners, LLC, a subsidiary of HomeTown Hearth & Grill, was formed to acquire the assets of and operate the fuel oil and refined fuels and HVAC businesses of Agway Energy acquired on December 23, 2003. In addition, Agway Energy Services, LLC, also a subsidiary of HomeTown Hearth & Grill, was formed to acquire and operate the natural gas and electricity marketing business of Agway Energy.

Suburban Energy Finance Corporation, a direct wholly-owned subsidiary of the Partnership, was formed on November 26, 2003 to serve as co-issuer, jointly and severally with the Partnership, of the Partnership’s 6.875% senior notes due in 2013 (see Note 8).

The Partnership serves approximately 1,000,000 active residential, commercial, industrial and agricultural customers from approximately 300 locations in 30 states. The Partnership’s operations are concentrated in the east and west coast regions of the United States, including Alaska. No single customer accounted for 10% or more of the Partnership’s revenues during fiscal 2007, 2006 or 2005. During fiscal 2007, 2006 and 2005, three suppliers provided approximately 34%, 35% and 33%, respectively, of the Partnership’s total domestic propane supply. The Partnership believes that, if supplies from any of these three suppliers were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations.

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

Fiscal Period.    The Partnership’s fiscal year ends on the last Saturday nearest to September 30. Fiscal 2006 included 53 weeks of operations compared to 52 weeks in fiscal 2007 and fiscal 2005.

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

Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles (‘‘GAAP’’) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates have been made by management in the areas of self-insurance and litigation reserves, pension and other postretirement benefit liabilities and costs, valuation of derivative instruments, depreciation and amortization of long-lived assets, asset impairment assessments, tax valuation allowances and allowances for doubtful accounts. Actual results could differ from those estimates, making it reasonably possible that a change in these estimates could occur in the near term.

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

Derivative Instruments and Hedging Activities.

Commodity Price Risk.    The Partnership enters into a combination of exchange-traded futures and option contracts, forward contracts and, in certain instances, over-the-counter options (collectively, ‘‘derivative instruments’’) to manage the price risk associated with future purchases of the commodities used in its operations, principally propane and fuel oil, as well as to ensure supply during periods of high demand. All of the Partnership’s derivative instruments are reported on the consolidated balance sheet, within other current assets or other current liabilities, at their fair values pursuant to Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ as amended by SFAS Nos. 137, 138, 149 and 155 (‘‘SFAS 133’’). In the course of normal operations, the Partnership routinely enters into contracts such as forward priced physical contracts for the purchase or sale of propane and fuel oil that, under SFAS 133, qualify for and are designated as a normal purchase or normal sale contract. Such contracts are exempted from the fair value accounting requirements of SFAS 133 and are accounted for at the time product is purchased or sold under the related contract. The Partnership does not use derivative instruments for speculative trading purposes. Market risks associated with futures, options and forward contracts are monitored daily for compliance with the Partnership’s Hedging and Risk Management Policy which includes volume limits for open positions. Priced on-hand inventory is also reviewed and managed daily as to exposures to changing market prices.

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

Long-Lived Assets.    Long-lived assets include:

Property, plant and equipment.    Property, plant and equipment are stated at cost. Expenditures for maintenance and routine repairs are expensed as incurred while betterments are capitalized as additions to the related assets and depreciated over the asset’s remaining useful life. The Partnership capitalizes costs incurred in the acquisition and modification of computer software used internally, including consulting fees and costs of employees dedicated solely to a specific project. At the time assets are retired, or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized within operating expenses. Depreciation is determined under the straight-line method based upon the estimated useful life of the asset as follows:

Buildings	40 Years
Building and land improvements	20-40 Years
Transportation equipment	4-20 Years
Storage facilities	7-40 Years
Office equipment	5-10 Years
Tanks and cylinders	15-40 Years
Computer software	3-7 Years

The weighted average estimated useful life of the Partnership’s tanks and cylinders is approximately 25 years.

The Partnership reviews the recoverability of long-lived assets when circumstances occur that indicate that the carrying value of an asset may not be recoverable. Such circumstances include a significant adverse change in the manner in which an asset is being used, current operating losses combined with a history of operating losses experienced by the asset or a current expectation that an asset will be sold or otherwise disposed of before the end of its previously estimated useful life. Evaluation of possible impairment is based on the Partnership’s ability to recover the value of the asset from the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the expected undiscounted cash flows are less than the carrying amount of such asset, an impairment loss is recorded as the amount by which the carrying amount of an asset exceeds its fair value. The fair value of an asset will be measured using the best information available, including prices for similar assets or the result of using a discounted cash flow valuation technique.

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

Other Intangible Assets.    Other intangible assets consist of non-compete agreements and acquired leasehold interests, customer lists and tradenames. Non-compete agreements are amortized under the straight-line method over the periods of the related agreements, ending periodically between fiscal years 2008 and 2009. Leasehold interests are amortized under the straight-line method over the shorter of the lease term or the useful life of the related assets, through fiscal 2025. Customer lists and tradenames are amortized under the straight-line method over the estimated period for which the assets are expected to contribute to the future cash flows of the reporting entities to which they relate, ending periodically between fiscal years 2012 and 2019.

Accrued Insurance.    Accrued insurance represents the estimated costs of known and anticipated or unasserted claims under the Partnership’s general and product, workers’ compensation and automobile insurance policies. Accrued insurance provisions for unasserted claims arising from unreported incidents are based on an analysis of historical claims data. For each claim, the Partnership records a self-insurance provision up to the estimated amount of the probable claim utilizing actuarially determined loss development factors applied to actual claims data. The Partnership maintains insurance coverage wherein our net exposure for insured claims is limited to the insurance deductible, claims above which are paid by the Partnership’s insurance carriers. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets related to the amount of the liability expected to be covered by insurance. Claims are generally settled within five years of origination.

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

Income Taxes.    As discussed in Note 1, the Partnership structure consists of two limited partnerships, the Partnership and the Operating Partnership, and several corporate entities (the ‘‘Corporate Entities’’). For federal income tax purposes, as well as for state income tax purposes in the majority of the states in which the Partnership operates, the earnings attributable to the Partnership and the Operating Partnership are included in the tax returns of the individual partners. As a result, except for certain states that impose an income tax on partnerships, no income tax expense is reflected in the Partnership’s consolidated financial statements relating to the earnings of the Partnership and the Operating Partnership. The earnings attributable to the Corporate Entities are subject to federal and state income taxes. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Common Unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership Agreement.

Income taxes for the Corporate Entities are provided based on the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets when it is more likely than not that the full amount will not be realized.

Asset Retirement Obligations.    SFAS No. 143, ‘‘Accounting for Asset Retirement Obligations,’’ (‘‘SFAS 143’’) and Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 47, ‘‘Accounting for Conditional Asset Retirement Obligations’’ (‘‘FIN 47’’) prescribes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of this statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The Partnership has recognized asset retirement obligations for certain costs of contractually mandated removal of leasehold improvements and certain costs to remove and properly dispose of underground and aboveground fuel oil storage tanks.

The Partnership records a liability at fair value for the estimated cost to settle an asset retirement obligation at the time that liability is incurred, which is generally when the asset is purchased,

constructed or leased. The Partnership records the liability, which is referred to as an asset retirement obligation, when it has a legal obligation, as defined in SFAS 143, to incur costs to retire the asset and when a reasonable estimate of the fair value of the liability can be made. If a reasonable estimate cannot be made at the time the liability is incurred, the Partnership records the liability when sufficient information is available to estimate the liability’s fair value.

Unit-Based Compensation.    The Partnership accounts for unit-based compensation in accordance with the revised SFAS No. 123, ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’) which was adopted by the Partnership effective for the quarter ended December 24, 2005, the first quarter of fiscal 2006. Prior to adoption, the Partnership accounted for unit-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ and related interpretations and followed the disclosure only provision of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’. SFAS 123R requires the recognition of compensation cost over the respective service period for employee services received in exchange for an award of equity or equity-based compensation based on the grant date fair value of the award. SFAS 123R also requires the measurement of liability awards under an equity-based payment arrangement based on remeasurement of the award’s fair value at the conclusion of each quarterly reporting period until the date of settlement, taking into consideration the probability that the performance conditions will be satisfied.

Costs and Expenses.    The cost of products sold reported in the consolidated statements of operations represents the weighted average unit cost of propane, fuel oil and refined fuels, as well as the cost of natural gas and electricity sold, including transportation costs to deliver product from the Partnership’s supply points to storage or to the Partnership’s customer service centers. Cost of products sold also includes the cost of appliances, equipment and related parts sold or installed by the Partnership’s customer service centers computed on a basis that approximates the average cost of the products. Unrealized (non-cash) gains or losses from changes in the fair value of derivative instruments that are not designated as cash flow hedges are recorded in each reporting period within cost of products sold. Cost of products sold is reported exclusive of any depreciation and amortization as such amounts are reported separately within the consolidated statements of operations.

All other costs of operating the Partnership’s retail propane, fuel oil and refined fuels distribution and appliance sales and service operations are reported within operating expenses in the consolidated statements of operations. These operating expenses include the compensation and benefits of field and direct operating support personnel, costs of operating and maintaining the vehicle fleet, overhead and other costs of the purchasing, training and safety departments and other direct and indirect costs of operating the Partnership’s customer service centers.

All costs of back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.

Net Income Per Unit.    Subsequent to the GP Exchange Transaction, computations of earnings per Common Unit are performed in accordance with SFAS No. 128 ‘‘Earnings per Share’’ (‘‘SFAS 128’’). Prior to the GP Exchange Transaction, when the General Partner owned IDRs in the Partnership, computations of earnings per Common Unit were performed in accordance with Emerging Issues Task Force (‘‘EITF’’) consensus 03-6 ‘‘Participating Securities and the Two-Class Method Under FAS 128’’ (‘‘EITF 03-6’’), when applicable. EITF 03-6 requires, among other things, the use of the two-class method of computing earnings per unit when participating securities exist. The two-class method is an earnings allocation formula that computes earnings per unit for each class of Common Unit and participating security according to distributions declared and the participating rights in undistributed earnings, as if all of the earnings were distributed to the limited partners and the General Partner (inclusive of the IDRs of the General Partner which were considered participating securities for purposes of the two-class method). Net income was allocated to the Common Unitholders and the General Partner in accordance with their respective Partnership ownership interests, after giving effect to any priority income allocations for incentive distributions allocated to the General Partner. For purposes of the computation of income per Common Unit for the year ended September 29, 2007, earnings that would have been allocated to the General Partner for the period prior to the GP Exchange Transaction were not significant.

Basic income per Common Unit for the year ended September 29, 2007 is computed by dividing net income by the weighted average number of outstanding Common Units. Diluted income per Common Unit for the year ended September 29, 2007 is computed by dividing net income by the weighted average number of outstanding Common Units and unvested Restricted Units granted under the 2000 Restricted Unit Plan.

Basic income per Common Unit for the year ended September 30, 2006 was computed by dividing the limited partners’ share of net income, calculated under the two-class method of computing earnings, by the weighted average number of outstanding Common Units. Net income was allocated to the Unitholders and the General Partner in accordance with their respective partnership ownership interests, after giving effect to any priority income allocations to the General Partner for IDRs. Following the GP Exchange Transaction consummated on October 19, 2006, the two-class method of computing income per Common Unit under EITF 03-6 is no longer applicable.

Basic net income (loss) per Common Unit for the years ended September 30, 2006 and September 24, 2005 was computed by dividing net income (loss), after deducting the General Partner’s interest, by the weighted average number of outstanding Common Units. Diluted net income (loss) per Common Unit for these same periods is computed by dividing net income (loss), after deducting the General Partner’s interest, by the weighted average number of outstanding Common Units and unvested Restricted Units granted under the Partnership’s 2000 Restricted Unit Plan. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 175,701 and 143,039 units for the years ended September 29, 2007 and September 30, 2006, respectively, to reflect the potential dilutive effect of the unvested Restricted Units outstanding using the treasury stock method. Diluted net income per Common Unit for the year ended September 24, 2005 does not include 134,471 Restricted Units as their effect would be anti-dilutive.

Comprehensive Income.    The Partnership reports comprehensive (loss) income (the total of net income and all other non-owner changes in partners’ capital) within the consolidated statement of partners’ capital. Comprehensive (loss) income includes unrealized gains and losses on derivative instruments accounted for as cash flow hedges, minimum pension liability adjustments (prior to the adoption of SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 103 and 132R’’ (‘‘SFAS 158’’)) and changes in the funded status of the pension plan (subsequent to the adoption of SFAS 158).

Recently Issued Accounting Standards.    In February 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (‘‘SFAS 159’’). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which will be the Partnership’s 2009 fiscal year beginning September 28, 2008. The Partnership is currently in the process of evaluating the impact that SFAS 159 may have on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. Like SFAS 159 above, SFAS 157 will be effective for fiscal years beginning after November 15, 2007, which will be the Partnership’s 2009 fiscal year beginning September 28, 2008. The Partnership is currently in the process of evaluating the impact that SFAS 157 may have on its consolidated financial position, results of operations and cash flows.

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

The Partnership makes distributions to its partners no later than 45 days after the end of each fiscal quarter of the Partnership in an aggregate amount equal to its Available Cash for such quarter. Available Cash, as defined in the Partnership Agreement, generally means all cash on hand at the end of the respective fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. These reserves are retained for the proper conduct of the Partnership’s business, the payment of debt principal and interest and for distributions during the next four quarters.

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

The following summarizes the quarterly distributions per Common Unit declared and paid in respect of each of the quarters in the three fiscal years in the period ended September 29, 2007:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
First Quarter	$0.6875	$0.6125	$0.6125
Second Quarter	0.7000	0.6125	0.6125
Third Quarter	0.7125	0.6375	0.6125
Fourth Quarter	0.7500	0.6625	0.6125

On October 25, 2007, the Board of Supervisors declared a quarterly distribution of $0.75 per Common Unit, or $3.00 per Common Unit on an annualized basis, in respect of the fourth quarter of fiscal 2007, which was paid on November 13, 2007 to holders of record on November 6, 2007. This quarterly distribution included an increase of $0.0375 per Common Unit, or $0.15 per Common Unit on an annualized basis, from the previous distribution rate.

4.	Selected Balance Sheet Information

Inventories consist of the following:

	As of
	September 29, 2007	September 30, 2006
Propane and refined fuels	$76,730	$72,143
Natural gas	697	1,148
Appliances and related parts	3,819	6,127
	$81,246	$79,418

During fiscal 2006, the Partnership recorded a charge of $3,517 to reduce the carrying value of appliance and parts inventory that would no longer be actively marketed by its customer service centers.

The Partnership enters into contracts to buy propane, fuel oil and natural gas for supply purposes. Such contracts generally have one year terms subject to annual renewal, with costs based on market prices at the date of delivery.

Property, plant and equipment consist of the following:

	As of
	September 29, 2007	September 30, 2006
Land and improvements	$28,463	$30,534
Buildings and improvements	76,261	75,535
Transportation equipment	36,016	37,125
Storage facilities	72,237	84,533
Equipment, primarily tanks and cylinders	451,689	447,573
Computer software	37,474	32,941
Construction in progress	5,823	7,973
	707,963	716,214
Less: accumulated depreciation	333,322	325,831
	$374,641	$390,383

Depreciation expense from continuing operations for the years ended September 29, 2007, September 30, 2006 and September 24, 2005 amounted to $26,547, $30,066 and $32,363, respectively. Depreciation expense for the years ended September 30, 2006 and September 24, 2005 included non-cash charges of $1,094 and $425, respectively, related to an impairment of assets as a result of restructuring activities in each of those years (see Note 6). Depreciation expense from discontinued operations for the years ended September 29, 2007, September 30, 2006 and September 24, 2005 amounted to $452, $498 and $502, respectively.

5.	Goodwill and Other Intangible Assets

The Partnership’s fiscal 2007 and fiscal 2006 annual goodwill impairment review resulted in no adjustments to the carrying amount of goodwill. Based on the results of its fiscal 2005 annual goodwill impairment review, the Partnership recorded a non-cash charge of $656 for the impairment of goodwill associated with its HVAC segment for the year ended September 24, 2005. During fiscal 2007, the Partnership reversed $3,800 of the deferred tax asset valuation allowance, which was established through purchase accounting for the Agway Acquisition, as a reduction to goodwill. This adjustment resulted from the utilization of a portion of the net operating losses established in purchase accounting for the Agway Acquisition.

Other intangible assets, the majority of which were acquired in the Agway Acquisition, consist of the following:

	September 29, 2007	September 30, 2006
Customer lists	$22,316	$19,866
Tradenames	1,499	1,499
Non-compete agreements	516	986
Other	1,967	1,967
	26,298	24,318
Less: accumulated amortization
Customer lists	(6,669)	(4,726)
Tradenames	(562)	(412)
Non-compete agreements	(482)	(830)
Other	(343)	(252)
	(8,056)	(6,220)
	$18,242	$18,098

During fiscal 2007, in a non-cash transaction, the Partnership completed a transaction in which it disposed of nine customer service centers considered to be non-strategic in exchange for three customer service centers of another company located in Alaska. The Partnership relinquished assets with a fair value of approximately $4,000 and allocated this fair value among the assets received, including $2,450 to the customer list acquired and $1,550 to the property, plant and equipment acquired (primarily tanks and cylinders). This customer list will be amortized over a ten-year period. The Partnership reported a $1,002 gain within discontinued operations in the first quarter of fiscal 2007 for the amount by which the fair value of assets relinquished exceeded the carrying value of the assets relinquished.

Aggregate amortization expense related to other intangible assets for the years ended September 29, 2007, September 30, 2006 and September 24, 2005 was $2,243, $2,587 and $4,897, respectively. Amortization expense for the year ended September 24, 2005 included a non-cash charge of $810 attributable to an impairment in the value of tradenames associated with the HVAC segment which were acquired in the Agway Acquisition. Aggregate amortization expense related to other intangible assets for each of the five succeeding fiscal years as of September 29, 2007 is as follows: 2008 – $2,224; 2009 – $2,220; 2010 – $2,205; 2011 – $2,205 and 2012 - $1,730.

6.	Restructuring Charges and Severance Costs

During the fourth quarter of fiscal 2005 and throughout fiscal 2006, the Partnership approved and initiated plans of reorganization to realign the field operations in an effort to streamline the operating footprint and to leverage the system infrastructure to achieve additional operational efficiencies and reduce costs, as well as to restructure its HVAC business (collectively, the ‘‘Restructuring’’). As a result of the Restructuring, the Partnership recorded a restructuring charge of $2,775 during fiscal 2005 associated with severance and other employee benefits for approximately 85 positions eliminated and in fiscal 2006 recorded additional charges of $5,276 related to severance and other employee benefits for approximately 325 positions eliminated and $800 related to exit costs, primarily lease termination costs, associated with a plan to exit certain activities of the HomeTown Hearth & Grill business. During fiscal 2007, payments for severance and other employee costs associated with the Restructuring totaled $1,621 and were charged against the reserves established. As of September 29, 2007, the reserve for severance and other employee benefits has been fully utilized. The remaining reserve consists only of exit costs associated with the HomeTown Hearth & Grill business, which amounted to $370 and is expected to be utilized over the next twelve months.

For the year ended September 29, 2007, the Partnership incurred severance charges of $1,485 associated with positions eliminated during fiscal 2007 unrelated to a specific plan of restructuring.

7.	Income Taxes

For federal income tax purposes, as well as for state income tax purposes in the majority of the states in which the Partnership operates, the earnings attributable to the Partnership, as a separate legal entity, and the Operating Partnership are not subject to income tax at the partnership level. Rather, the taxable income or loss attributable to the Partnership, as a separate legal entity, and to the Operating Partnership, which may vary substantially from the income (loss) before income taxes, reported by the Partnership in the consolidated statement of operations, are includable in the federal and state income tax returns of the individual partners. The aggregate difference in the basis of the Partnership’s net assets for financial and tax reporting purposes cannot be readily determined as the Partnership does not have access to information regarding each partner’s basis in the Partnership.

The earnings of the corporate entities that do not qualify under the Internal Revenue Code for partnership status are subject to federal and state income taxes. The Partnership’s fuel oil and refined fuels, natural gas and electricity and HVAC business segments are structured as corporate entities and, as such, are subject to corporate level income tax. However, a number of those corporate entities have experienced operating losses in recent years and, as a result, a full valuation allowance has been provided against the deferred tax assets. As such, at present many of those entities do not report a tax provision as a result of the full valuation allowance.

Although the corporate entities are subject to corporate level income tax, management has conducted a review of the need for a valuation allowance and believes, based upon an analysis of both negative and positive evidence, at the balance sheet date, that it is more likely than not that the Partnership’s deferred tax assets will not be utilized in the future. Therefore, management has determined that for the year ended September 29, 2007, it is necessary to maintain the offsetting valuation allowance. Management’s periodic reviews include, among other things, the nature and amount of the taxable income and expense items, the expected timing when assets will be used or liabilities will be required to be reported and the reliability of historical profitability of businesses expected to provide future earnings. Furthermore, management considered tax-planning strategies it could use to increase the likelihood that the deferred tax assets will be realized. In order to reach a more likely than not conclusion that the deferred tax assets will be utilized, management believes that it will be necessary to assess the performance of fiscal 2008 with the performance of the preceding quarters to determine if a more likely than not conclusion can be reached. Because of the trend of taxable operating results for the corporate entities has been improving over the past two years, management believes a reasonable possibility exists that, within the next year, sufficient positive evidence may be available to reach a conclusion that a valuation allowance is no longer needed.

The income tax provision (benefit) of all the legal entities included in the Partnership’s consolidated statement of operations consists of the following:

	Year Ended
	September 29, 2007	September 30, 2006	September 24, 2005
Current
Federal	$474	$196	$(6)
State and local	1,379	568	809
	1,853	764	803
Deferred	3,800	—	—
	$5,653	$764	$803

As a result of the profitability of the Partnership’s fuel oil and refined fuel business, the Partnership reported taxable income and, as a result, utilized net operating losses to offset the current cash tax liability. Utilization of these net operating losses resulted in a $3,800 deferred tax provision, and a corresponding reversal of a portion of the valuation allowance established in purchase accounting for the Agway Acquisition, which reduced goodwill (see Note 5).

The federal income tax benefits reported for fiscal 2005 result from a refund of prior taxes paid.

The provision for income taxes differs from income taxes computed at the United States federal statutory rate as a result of the following:

	Year Ended
	September 29, 2007	September 30, 2006	September 24, 2005
Income tax provision at federal statutory tax rate	$45,149	$31,170	$(3,858)
Impact of Partnership income not subject to federal income taxes	(39,459)	(27,822)	(9,398)
Permanent differences	(358)	396	(1,632)
Change in valuation allowance	(1,583)	(3,766)	14,888
State income taxes	1,379	568	809
Alternative minimum tax	447	196	—
Other, net	78	22	(6)
Provision for income taxes – current and deferred	$5,653	$764	$803

The components of net deferred taxes and the related valuation allowance using current enacted tax rates are as follows:

	As of
	September 29, 2007	September 30, 2006
Deferred tax assets:
Net operating loss carryforwards	$35,060	$42,031
Allowance for doubtful accounts	964	1,092
Inventory	1,062	713
Intangible assets	775	66
Property, plant and equipment	—	181
Deferred revenue	1,710	2,419
Derivative instruments	188	—
Severance and other exit costs	—	58
AMT credit carryforward	644	196
Other accruals	3,403	3,088
Total deferred tax assets	43,806	49,844
Deferred tax liabilities:
Derivative instruments	—	2,112
Property, plant and equipment	510	—
Total deferred tax liabilities	510	2,112
Net deferred tax assets	43,296	47,732
Valuation allowance	(43,296)	(47,732)
Net deferred tax assets	$—	$—

In order to fully realize the net deferred tax assets, the corporate entities will need to generate future taxable income. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Although certain corporate entities generated taxable income during fiscal 2007, based upon the level of current taxable income and projections of future taxable income of the corporate entities over the periods which deferred tax assets are expected to be deductible, management believes that it is more likely than not that the Partnership will not realize the full benefit of its deferred tax assets as of September 29, 2007 and September 30, 2006. Of the total valuation allowance as of September 29, 2007, $17,719 was established through purchase accounting for the Agway Acquisition in December 2003. To the extent that a reversal of a portion of the valuation allowance is warranted in the future, the reversal will be recorded as a reduction of goodwill. During fiscal 2007, $8,820 of the Partnership’s net operating loss-related deferred tax benefits were realized, of which $3,800 resulted in a reversal of valuation allowance with a corresponding reduction to goodwill.

As of September 29, 2007, the Partnership had tax loss carryforwards for federal income tax reporting purposes of approximately $86,760 which are available to offset future federal taxable income and expire between 2024 and 2026.

8.	Long-Term Borrowings

Short-term and long-term borrowings consist of the following:

	As of
	September 29, 2007	September 30, 2006
Senior Notes, 6.875%, due December 15, 2013, net of unamortized discount of $1,462 and $1,696, respectively	$423,538	$423,304
Term Loan, 6.29% to 7.16%, due March 31, 2010	125,000	125,000
	$548,538	$548,304

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

Borrowings under the Revolving Credit Agreement, including the Term Loan, bear interest at a rate based upon either LIBOR or Wachovia National Bank’s prime rate, plus, in each case, the applicable margin or the Federal Funds rate plus 1/2 of 1%. An annual facility fee ranging from 0.375% to 0.50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of September 29, 2007 and September 30, 2006, there were no borrowings outstanding under the working capital facility of the Revolving Credit Agreement and there have been no borrowings since April 2006.

In connection with the Term Loan, the Operating Partnership also entered into an interest rate swap agreement with a notional amount of $125,000. Effective March 31, 2005 through March 31, 2010, the Operating Partnership will pay a fixed interest rate of 4.66% to the issuing lender on notional principal amount of $125,000, effectively fixing the LIBOR portion of the interest rate at 4.66%. In return, the issuing lender will pay to the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The applicable margin above LIBOR, as defined in the Revolving Credit Agreement, will be paid in addition to this fixed interest rate of 4.66%. The fair value of the interest rate swap amounted to $(284) and $1,182 at September 29, 2007 and September 30, 2006, respectively, and is included in other liabilities and other assets, respectively, with a corresponding amount included within OCI.

The Revolving Credit Agreement and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Revolving Credit Agreement, the Operating Partnership is required to maintain a leverage ratio (the ratio of total debt to EBITDA) of less than 4.0 to 1. In addition, the Operating Partnership is required to maintain an interest coverage ratio (the ratio of EBITDA to interest expense) of greater than 2.5 to 1 at the Partnership level. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the 2003 Senior Notes and the Revolving Credit Agreement as of September 29, 2007.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, the 2003 Senior Notes and the Revolving Credit Agreement were capitalized within other assets and are being amortized on a straight-line basis over the term of the respective debt agreements. Other assets at September 29, 2007 and September 30, 2006 include debt origination costs with a net carrying amount of $6,230 and $7,557, respectively. Aggregate amortization expense related to deferred debt origination costs included within interest expense for the years ended September 29, 2007, September 30, 2006 and September 24, 2005 was $1,327, $1,324 and $1,514, respectively.

The aggregate amounts of long-term debt maturities subsequent to September 29, 2007 are as follows: 2008 – $0; 2009 – $0; 2010 – $125,000; 2011 – $0; and, thereafter-$425,000.

9.	Unit-Based Compensation Arrangements

As described in Note 2, the Partnership accounts for its unit-based compensation arrangements under SFAS 123R which requires the recognition of compensation cost over the respective service period for employee services received in exchange for an award of equity or equity-based compensation based on the grant date fair value of the award, as well as the measurement of liability awards under a unit-based payment arrangement based on remeasurement of the award’s fair value at the conclusion of each quarterly reporting period until the date of settlement, taking into consideration the probability that the performance conditions will be satisfied. The Partnership has historically recognized unearned compensation associated with awards under its 2000 Restricted Unit Plan ratably to expense over the vesting period based on the fair value of the award on the grant date and has historically recognized compensation cost and the associated unearned compensation liability for equity-based awards under its Long-Term Incentive Plan consistent with the requirements of SFAS 123R.

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

Following is a summary of activity in the 2000 Restricted Unit Plan:

	Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding September 25, 2004	228,113	$28.25
Granted	94,239	33.20
Forfeited	(26,282)	(30.92)
Vested	(22,292)	(24.77)
Outstanding September 24, 2005	273,778	$29.17
Granted	120,365	26.51
Forfeited	(18,154)	(30.04)
Vested	(35,203)	(24.85)
Outstanding September 30, 2006	340,786	$29.28
Granted	151,515	44.51
Forfeited	(47,023)	(30.06)
Vested	(62,188)	(28.34)
Outstanding September 29, 2007	383,090	$35.36

As of September 29, 2007, unrecognized compensation cost related to unvested Restricted Units awarded under the 2000 Restricted Unit Plan amounted to $7,094. Compensation cost associated with the unvested awards is expected to be recognized over a weighted-average period of 2.1 years. Compensation expense for the 2000 Restricted Unit Plan for years ended September 29, 2007, September 30, 2006 and September 24, 2005 was $3,014, $2,221 and $1,806, respectively.

Long-Term Incentive Plan.   The Partnership has a non-qualified, unfunded long-term incentive plan for officers and key employees (‘‘LTIP-2’’) which provides for payment, in the form of cash, for an award of equity-based compensation at the end of a three-year performance period. The level of compensation earned under LTIP-2 is based on the market performance of the Partnership’s Common Units on the basis of total return to Unitholders (‘‘TRU’’) compared to the TRU of a predetermined peer group primarily composed of other Master Limited Partnerships, approved by the Compensation Committee of the Board of Supervisors, over the same three-year performance period. Compensation expense for the years ended September 29, 2007 and September 30, 2006 was $5,977 and $1,249, respectively. As a result of the performance at the end of fiscal 2005, the Partnership recorded a reversal of compensation expense in the amount of ($644) for the year ended September 24, 2005.

10.	Compensation Deferral Plan

In 1996, the Partnership adopted the 1996 Restricted Unit Award Plan (the ‘‘1996 Restricted Unit Plan’’) which authorized the issuance of Common Units with an aggregate value of $15,000 (731,707 Common Units valued at the initial public offering price of $20.50 per unit) to executives, managers and non-employee Supervisors of the Partnership. According to the change of control provisions of the 1996 Restricted Unit Plan, all outstanding Restricted Units on the closing date of the recapitalization in May 1999 vested and converted into Common Units. At the date of the recapitalization, individuals who became members of the General Partner surrendered receipt of 553,896 Common Units, representing substantially all of their vested Restricted Units, in exchange for the right to participate in the Compensation Deferral Plan.

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

During fiscal 2007, 2,195 Common Units were distributed from the Deferral Plan, resulting in a reduction of $44 in the deferred compensation liability and a corresponding reduction in the value of Common Units held in trust, both within partners’ capital.

As of September 29, 2007 and September 30, 2006, there were 292,682 and 294,877 Common Units, respectively, held in trust under the Deferral Plan. The value of the Common Units deposited in the trust and the related deferred compensation obligation in the amount of $5,660 and $5,704 as of September 29, 2007 and September 30, 2006, respectively, are reflected in the accompanying consolidated balance sheets as components of partners’ capital.

11.	Employee Benefit Plans

Defined Contribution Plan.    The Partnership has an employee Retirement Savings and Investment Plan (the ‘‘401(k) Plan’’) covering most employees. Employer contributions and costs relating to the 401(k) Plan are a percent of the participating employees’ compensation, subject to the achievement of annual performance targets of the Partnership. These contributions totaled $5,426, $3,868 and $183 for the years ended September 29, 2007, September 30, 2006 and September 24, 2005, respectively.

Defined Benefit Pension Benefits and Retiree Health and Life Benefits.

Defined Benefit Pension Benefits.    The Partnership has a noncontributory defined benefit pension plan which was originally designed to cover all eligible employees of the Partnership who met certain requirements as to age and length of service. Effective January 1, 1998, the Partnership amended its noncontributory defined benefit pension plan to provide benefits under a cash balance formula as compared to a final average pay formula which was in effect prior to January 1, 1998. Effective January 1, 2000, participation in the noncontributory defined benefit pension plan was limited to eligible participants in existence on that date with no new participants eligible to participate in the plan. On September 20, 2002, the Board of Supervisors approved an amendment to the defined benefit pension plan whereby, effective January 1, 2003, future service credits ceased and eligible employees receive interest credits only toward their ultimate retirement benefit.

Contributions, as needed, are made to a trust maintained by the Partnership. The trust’s assets consist primarily of fixed income securities. Contributions to the defined benefit pension plan are made by the Partnership in accordance with the Employee Retirement Income Security Act of 1974 minimum funding standards plus additional amounts which may be determined from time to time. There were no minimum funding requirements for the defined benefit pension plan for fiscal 2007, 2006 or 2005. In recent years, cash balance defined benefit pension plans have come under increased scrutiny resulting in litigation regarding such plans sponsored by other companies. Partly in response to these developments, the federal Pension Protection Act of 2006 (the ‘‘2006 Pension Act’’) was recently enacted, and these developments may result in further legislative changes impacting cash balance defined benefit pension plans in the future. There can be no assurances that future legislative developments will not have an adverse effect on the Partnership’s results of operations or cash flows.

Retiree Health and Life Benefits.    The Partnership provides postretirement health care and life insurance benefits for certain retired employees. Partnership employees hired prior to July 1993 and that retired prior to March 1998 are eligible for such benefits if they reached a specified retirement age while working for the Partnership. Effective January 1, 2000, the Partnership terminated its postretirement benefit plan for all eligible employees retiring after March 1, 1998. All active and eligible employees who were eligible to receive benefits under the postretirement plan subsequent to March 1, 1998, were provided an increase to their accumulated benefits under the cash balance pension plan. The Partnership’s postretirement health care and life insurance benefit plans are unfunded. Effective January 1, 2006, the Partnership changed its postretirement health care plan from a self-insured program to one that is fully insured under which the Partnership pays a portion of the insurance premium on behalf of the eligible participants. This modification to the postretirement health care plan reduced the accumulated benefit obligation as of September 30, 2006 by $5,133 and resulted in a reduction of the net periodic postretirement benefit expense by approximately $637 for the year ended September 30, 2006.

In September 2006, the FASB issued SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 103 and 132R’’ (‘‘SFAS 158’’). SFAS 158 requires companies to recognize the funded status of pension and other postretirement benefit plans as an asset or liability on sponsoring employers’ balance sheets and to recognize changes in the funded status in comprehensive income (loss) in the year the changes occur. This statement also requires the measurement date of plan assets and obligations to occur at the end of the employer’s fiscal year. The Partnership uses the date of its consolidated financial statements as the measurement date.

The initial impact of adopting the standard is to recognize in accumulated other comprehensive income (loss) unrecognized prior service costs or credits and net actuarial gains or losses that were previously unrecognized under SFAS No. 87, ‘‘Employers’ Accounting for Pension’’ (‘‘SFAS 87’’). SFAS 158 became effective for the Partnership’s fiscal year ended September 29, 2007. The following table summarizes the effect of required changes in the additional minimum liability (‘‘AML’’) reported in accumulated other comprehensive loss as of September 29, 2007 prior to the adoption of SFAS 158, as well as the initial impact of the adoption of SFAS 158. The AML under SFAS 87 was eliminated during fiscal 2007, primarily as a result of employer contributions. As of September 29, 2007, the fair value of plan assets exceeded the accumulated benefit obligation of the defined benefit pension plan.

	Prior to AML and SFAS 158 Adjustments	AML Adjustments Prior to SFAS 158 Adoption	SFAS 158 Adoption	Post AML and SFAS 158 Adjustments
Accrued pension liability (asset)	$9,990	$(63,510)	$47,973	$(5,547)
Accrued postretirement liability	$29,353	—	$(4,928)	$24,425
Accumulated other comprehensive loss	$63,510	$(63,510)	$43,045	$43,045

Projected Benefit Obligation, Fair Value of Plan Assets and Funded Status.    The following tables provide a reconciliation of the changes in the benefit obligations and the fair value of the plan assets for each of the years ended September 29, 2007 and September 30, 2006 and a statement of the funded status for both years using an end of year measurement date. Under the Partnership’s defined benefit pension plan, the accumulated benefit obligation and the projected benefit obligation are the same.

	Pension Benefits		Retiree Health and Life Benefits
	2007	2006	2007	2006
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$173,480	$182,079	$25,030	$33,673
Service cost	—	—	12	15
Interest cost	8,905	9,146	1,317	1,416
Plan amendments	—	—	—	(5,133)
Actuarial (gain) loss	(5,042)	2,157	110	(1,989)
Settlement payments	(10,786)	(11,521)	—	—
Benefits paid	(8,240)	(8,381)	(2,043)	(2,952)
Benefit obligation at end of year	$158,317	$173,480	$24,426	$25,030
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$142,394	$141,873	$—	$—
Actual return on plan assets	15,496	10,423	—	—
Employer contributions	25,000	10,000	2,043	2,952
Settlement payments	(10,786)	(11,521)	—	—
Benefits paid	(8,240)	(8,381)	(2,043)	(2,952)
Fair value of plan assets at end of year	$163,864	$142,394	$—	$—
Funded status:
Funded status at end of year	$5,547	$(31,086)	$(24,426)	$(25,030)
Unrecognized prior service cost		—		(4,915)
Net unrecognized actuarial loss (gain)		66,778		(720)
Net amount recognized at end of year		$35,692		$(30,665)
Amounts recognized in consolidated balance sheets consist of:
Pension asset	$5,547	$—	$—	$—
Accrued benefit liability	—	(31,086)	(24,426)	(30,665)
Net amount recognized at end of year	$5,547	$(31,086)	$(24,426)	$(30,665)
Less: Current portion			2,233	2,906
Non-current benefit liability			$(22,193)	$(27,759)
Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Net loss (gain)	$47,973		$(610)
Prior service (credits)	—		(4,318)
Net amount recognized in accumulated other comprehensive loss	$47,973		$(4,928)
The AML included in accumulated other comprehensive loss as of September 30, 2006 was $66,778. The amounts in accumulated other comprehensive loss as of September 29, 2007 that are expected to be recognized as components of net periodic benefit costs during the next fiscal year are $3,375 and $490 for pension and postretirement benefits, respectively.

During fiscal 2007 and 2006, lump sum benefit payments to either terminated or retired individuals amounted to $10,786 and $11,521, respectively. The lump sum benefit payments exceeded the combined service and interest costs of the net periodic pension cost of $8,905 and $9,146 for fiscal 2007 and 2006, respectively, and as a result, the Partnership was required to recognize a non-cash settlement charge of $3,269 and $4,437 during the fourth quarter of fiscal 2007 and 2006, respectively, pursuant to SFAS No. 88 ‘‘Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits’’. The non-cash charges were required to accelerate recognition of a portion of cumulative unrecognized losses in the defined benefit pension plan.

The Partnership made voluntary contributions of $25,000 and $10,000 to the defined benefit pension plan during fiscal 2007 and 2006, respectively, thereby taking proactive steps to improve the funded status of the plan. As of September 29, 2007, the fair value of plan assets exceeded the projected benefit obligation of the defined benefit pension plan by $5,547, which was recognized on the balance sheet as an asset.

Plan Asset Allocation.    The following table presents the actual allocation of assets held in trust:

	September 29, 2007	September 30, 2006
Fixed income securities – long-term bonds	80%	40%
Equity securities – domestic and international	20%	60%
	100%	100%

The Partnership’s investment policies and strategies, as set forth in the Investment Management Policy and Guidelines, are monitored by a Benefits Committee comprised of five members of management. During fiscal 2007, the Benefits Committee proposed and the Board of Supervisors approved contributions to the plan in order to fully fund the accumulated benefit obligation and to change the plan’s asset allocation to reduce investment risk and more closely match the asset mix to the future cash requirements of the plan. The implementation of this strategy resulted in the $25,000 voluntary contribution described above, and a change in the asset allocation to reflect a greater concentration of fixed income securities. The fixed income portion is invested in a combination of long-term U.S. government bonds and intermediate-term corporate bonds with a strategy to match the actuarially estimated duration of the plan’s projected benefit obligations. The target asset mix is as follows: (i) fixed income securities portion of the portfolio should range between 75% and 85%; and (ii) equity securities portion of the portfolio should range between 15% and 25%.

Projected Contributions and Benefit Payments.    There are no projected minimum funding requirements under the Partnership’s defined benefit pension plan for fiscal 2008. The Partnership estimates that retiree health and life benefit payments will be $2,233 for fiscal 2008. Estimated future benefit payments for both pension and retiree health and life benefits are as follows:

Fiscal Year	Pension Benefits	Retiree Health and Life Benefits
2008	$23,413	$2,233
2009	14,236	2,182
2010	13,929	2,121
2111	13,093	2,048
2012	13,422	1,968
2013 through 2017	61,402	8,248

Effect on Operations.    The following table provides the components of net periodic benefit costs included in operating expenses for the years ended September 29, 2007, September 30, 2006 and September 24, 2005:

	Pension Benefits			Retiree Health and Life Benefits
	2007	2006	2005	2007	2006	2005
Service cost	$—	$—	$—	$12	$15	$18
Interest cost	8,905	9,146	9,107	1,317	1,416	1,783
Expected return on plan assets	(10,317)	(10,294)	(9,335)	—	—	—
Amortization of prior service cost	—	—	—	(597)	(1,083)	(720)
Settlement charge	3,269	4,437	—	—	—	—
Recognized net actuarial loss	5,315	6,469	6,641	—	—	—
Net periodic benefit costs	$7,172	$9,758	$6,413	$732	$348	$1,081

Actuarial Assumptions.    The assumptions used in the measurement of the Partnership’s benefit obligations as of September 29, 2007 and September 30, 2006 are shown in the following table:

	Pension Benefits		Retiree Health and Life Benefits
	2007	2006	2007	2006
Weighted-average discount rate	6.00%	5.50%	6.00%	5.50%
Average rate of compensation increase	n/a	n/a	n/a	n/a

The assumptions used in the measurement of net periodic pension benefit and postretirement benefit costs for the years ended September 29, 2007, September 30, 2006 and September 24, 2005 are shown in the following table:

	Pension Benefits			Retiree Health and Life Benefits
	2007	2006	2005	2007	2006	2005
Weighted-average discount rate	5.50%	5.25%	5.50%	5.50%	5.25%	5.25%
Average rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average expected long-term rate of return on plan assets	8.00%	8.00%	7.50%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	10.00%	10.00%	11.00%

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

The 10.00% increase in health care costs assumed at September 29, 2007 is assumed to decrease gradually to 5.00% in fiscal 2013 and to remain at that level thereafter. Increasing the assumed health care cost trend rates by 1.0% in each year would increase the Partnership’s benefit obligation as of September 29, 2007 by approximately $500 and the aggregate of service and interest components of net periodic postretirement benefit expense for the year ended September 29, 2007 by approximately $28. Decreasing the assumed health care cost trend rates by 1.0% in each year would decrease the Partnership’s benefit obligation as of September 29, 2007 by approximately $454 and the aggregate of service and interest components of net periodic postretirement benefit expense for the year ended September 29, 2007 by approximately $26. The Partnership has concluded that the prescription drug benefits within the retiree medical plan will not qualify for a Medicare subsidy available under recent legislation.

12.	Financial Instruments

Derivative Instruments and Hedging Activities.    The Partnership purchases propane and refined fuels that are eventually sold to its customers at various times, quantities and prices, exposing the Partnership to market fluctuations in the price of these commodities. A control environment has been established which includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instruments and hedging activities. The Partnership closely monitors the potential impacts of commodity price changes and, where appropriate, utilizes commodity futures, forward and option contracts to hedge its commodity price risk, both to protect margins and to ensure supply during periods of high demand. Derivative instruments are used to hedge a portion of the Partnership’s forecasted purchases for no more than one year in the future. At September 29, 2007, the fair value of derivative instruments described above resulted in derivative assets (unrealized gains) of $2,544 included within prepaid expenses and other current assets and derivative liabilities (unrealized losses) of $458 included within other current liabilities. As of September 29, 2007, unrealized gains on derivative instruments designated as cash flow hedges in the amount of $1,377 were included in OCI and are expected to be recognized in earnings during the next 12 months as the hedged forecasted transactions occur. However, due to the volatility of the commodities market, the corresponding value in OCI is subject to change prior to its impact on earnings.

Gains and losses attributable to the mark-to-market adjustments on derivative instruments not designated as hedges under SFAS 133 for all periods presented are reported within cost of products sold. For the years ended September 29, 2007, September 30, 2006 and September 24, 2005, cost of products sold included gains (losses) in the amount of ($7,555), $14,472 and ($2,497), respectively, attributable to changes in the fair value of derivative instruments not designated as cash flow hedges.

As of September 29, 2007, an unrealized loss of $284 was included in OCI attributable to the Partnership’s interest rate swap agreement and is expected to be recognized in earnings as the interest on the Term Loan impacts earnings through March 31, 2010. However, due to changes in the interest rate environment, the corresponding value in OCI is subject to change prior to its impact on earnings.

Credit Risk.    The Partnership’s principal customers are residential and commercial end users of propane and fuel oil and refined fuels served by approximately 300 locations in 30 states. No single customer accounted for more than 10% of revenues during fiscal 2007, 2006 or 2005 and no concentration of receivables exists as of September 29, 2007 or September 30, 2006.

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

13.	Commitments and Contingencies

Commitments.    The Partnership leases certain property, plant and equipment, including portions of the Partnership’s vehicle fleet, for various periods under noncancelable leases. Rental expense under operating leases was $19,611, $27,217 and $28,559 for the years ended September 29, 2007, September 30, 2006 and September 24, 2005, respectively.

Future minimum rental commitments under noncancelable operating lease agreements as of September 29, 2007 are as follows:

Fiscal Year
2008	$12,903
2009	9,455
2010	6,798
2011	4,342
2012 and thereafter	3,114

Contingencies.

Self Insurance.    As discussed in Note 2, the Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At September 29, 2007 and September 30, 2006, the Partnership had accrued liabilities of $50,308 and $45,413, respectively, representing the total estimated losses under these self-insurance programs. The Partnership is also involved in various legal actions which have arisen in the normal course of business, including those relating to commercial transactions and product liability. Management believes, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership’s financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insurance claims. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets related to the amount of the liability expected to be covered by insurance which amounted to $13,858 and $8,665 as of September 29, 2007 and September 30, 2006, respectively.

On October 23, 2007 the Partnership settled an ongoing litigation case regarding its general and product liability for $4,750. As a result of the settlement, the Partnership reduced the portion of its estimated self-insurance liability that exceeded the insurance deductible and corresponding asset by $400 as of September 29, 2007.

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

Estimating the extent of the Partnership’s responsibility at a particular site, and the method and ultimate cost of remediation of that site, requires making numerous assumptions. As a result, the ultimate cost to remediate any site may differ from current estimates, and will depend, in part, on whether there is additional contamination, not currently known to the Partnership, at that site. However, management believes that the Partnership’s past experience provides a reasonable basis for estimating these liabilities. As additional information becomes available, estimates are adjusted as necessary. While management does not anticipate that any such adjustment would be material to the Partnership’s financial statements, the result of ongoing or future environmental studies or other factors could alter this expectation and require recording additional liabilities. Management currently cannot determine whether the Partnership will incur additional liabilities or the extent or amount of any such liabilities. As of September 29, 2007 and September 30, 2006, the environmental reserve amounted to $2,578 and $4,786, respectively, and the corresponding asset for expected reimbursements amounted to $50 and $1,294, respectively.

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

14.	Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2014. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $15,330. The fair value of residual value guarantees for outstanding operating leases was $-0- as of September 29, 2007 and September 30, 2006.

15.	Discontinued Operations and Disposition

The Partnership continuously evaluates its existing operations to identify opportunities to optimize the return on assets employed and selectively divests operations in slower growing or non-strategic markets and seeks to reinvest in markets that are considered to present more opportunities for growth. In line with that strategy, during the first quarter of fiscal 2007, in a non-cash transaction, the Partnership completed a transaction in which it disposed of nine customer service centers considered to be non-strategic in exchange for three customer service centers of another company located in Alaska. The Partnership reported a $1,002 gain within discontinued operations in the first quarter of fiscal 2007 for the amount by which the fair value of assets relinquished exceeded the carrying value of the assets relinquished. During the second half of fiscal 2007, the Partnership sold three customer service centers for net cash proceeds of $1,284. The $1,284 in net cash proceeds resulted in a gain of $885. Accordingly, the Partnership recorded gains on sale of $1,887 which was accounted for within discontinued operations in accordance with SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’ (‘‘SFAS 144’’). Current and prior period results of operations attributable to these customer service centers were not significant and, as such, have not been reclassified to remove its financial results from continuing operations.

On October 2, 2007, the Operating Partnership completed the sale of its Tirzah, South Carolina underground granite propane storage cavern, and associated 62-mile pipeline, for approximately $54,000 in cash, after taking into account certain adjustments. The 57.5 million gallon underground storage cavern is connected to the Dixie Pipeline and provides propane storage for the eastern United States. As part of the agreement, the Operating Partnership entered into a long-term storage arrangement with the purchaser of the cavern that will enable the Operating Partnership to continue to meet the needs of its retail operations, consistent with past practices. As a result of this sale, a gain of approximately $40,000 will be reported as a gain from the disposal of discontinued operations in the Partnership’s results for the first quarter of fiscal 2008. The results of operations from the Tirzah facilities have been reported within discontinued operations on the consolidated statements of operations for fiscal years 2007, 2006 and 2005, and the assets and liabilities have been classified as held for sale on the consolidated balance sheet as of September 29, 2007. Because the transaction closed subsequent to the end of fiscal 2007, the Partnership’s cash on hand at September 29, 2007 does not include the $54,000 of approximate net proceeds from the sale.

During fiscal 2005, the Partnership finalized certain purchase price adjustments with the buyer of customer service centers sold in fiscal 2004 and recorded an additional gain on sale of $976.

16.	Segment Information

The Partnership manages and evaluates its operations in six segments, four of which are reportable segments: Propane, Fuel Oil and Refined Fuels, Natural Gas and Electricity and HVAC. The chief operating decision maker evaluates performance of the operating segments using a number of performance measures, including gross margins and income before interest expense and provision for income taxes (operating profit). Costs excluded from these profit measures are captured in Corporate and include corporate overhead expenses not allocated to the operating segments. Unallocated corporate overhead expenses include all costs of back office support functions that are reported as general and administrative expenses within the consolidated statements of operations. In addition, certain costs associated with field operations support that are reported in operating expenses within the consolidated statements of operations, including purchasing, training and safety, are not allocated to the individual operating segments. Thus, operating profit for each operating segment includes only the costs that are directly attributable to the operations of the individual segment. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 2.

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Year Ended
	September 29, 2007	September 30, 2006	September 24, 2005
Revenues:
Propane	$1,019,798	$1,081,573	$965,264
Fuel oil and refined fuels	262,076	356,531	431,223
Natural gas and electricity	94,352	122,071	102,803
HVAC	56,519	87,258	106,115
All other	6,818	9,697	10,150
Total revenues	$1,439,563	$1,657,130	$1,615,555
Income (loss) before interest expense, loss on debt extinguishment and provision for income taxes:
Propane	$205,350	$182,592	$144,239
Fuel oil and refined fuels	26,283	36,727	(6,474)
Natural gas and electricity	11,404	11,297	6,463
HVAC	(2,673)	(14,837)	(12,423)
All other	(1,966)	(5,321)	(3,802)
Corporate	(73,802)	(80,720)	(62,410)
Total income before interest expense, loss on debt extinguishment and provision for income taxes	164,596	129,738	65,593
Reconciliation to income (loss) from continuing operations
Interest expense, net	35,596	40,680	40,374
Loss on debt extinguishment	—	—	36,242
Provision for income taxes	5,653	764	803
Income (loss) from continuing operations	$123,347	$88,294	$(11,826)
Depreciation and amortization:
Propane	$16,229	$20,380	$25,068
Fuel oil and refined fuels	3,493	4,351	4,802
Natural gas and electricity	929	849	967
HVAC	344	710	1,509
All other	377	1,160	281
Corporate	7,418	5,203	4,633
Total depreciation and amortization	$28,790	$32,653	$37,260

	As of
	September 29, 2007	September 30, 2006
Assets:
Propane	$737,090	$732,784
Fuel oil and refined fuels	69,801	92,173
Natural gas and electricity	22,213	22,644
HVAC	1,486	8,353
All other	1,511	2,719
Corporate	231,098	174,874
Eliminations	(87,981)	(87,981)
Total assets	$975,218	$945,566

For the year ended September 30, 2006, income (loss) before interest expense, loss on debt extinguishment and provision for income taxes for the propane, fuel oil and refined fuels, HVAC and all other segments included restructuring charges of $2,802, $500, $1,854 and $920, respectively. In addition, depreciation and amortization expense for the propane and all other segments for the year ended September 30, 2006 reflected non-cash charges of $187 and $907, respectively, for the impairment of fixed assets (see Note 4).

For the year ended September 24, 2005, income (loss) before interest expense, loss on debt extinguishment and provision for income taxes for the propane, fuel oil and refined fuels and HVAC segments included $2,525, $125 and $125, respectively, for restructuring charges (see Note 6); and for the HVAC segment included the non-cash charge of $656 for goodwill impairment (see Note 5). In addition, depreciation and amortization expense for the HVAC segment for the year ended September 24, 2005 reflected the non-cash charge of $810 for the impairment of other intangible assets (see Note 5).

INDEX TO FINANCIAL STATEMENT SCHEDULE

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Page
Schedule II Valuation and Qualifying Accounts – Years Ended September 29, 2007, September 30, 2006 and September 24, 2005	S-2

S-1

SCHEDULE II

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Other Additions	Deductions	Balance at End of Period
Year Ended September 24, 2005
Allowance for doubtful accounts	$7,896	$9,289	$—	$(7,220)	$9,965
Valuation allowance for deferred tax assets	$34,711	$16,787	$—	$—	$51,498
Year Ended September 30, 2006
Allowance for doubtful accounts	$9,965	$6,801	$—	$(11,236)	$5,530
Valuation allowance for deferred tax assets	$51,498	$—	$—	$(3,766)	$47,732
Year Ended September 29, 2007
Allowance for doubtful accounts	$5,530	$5,142	$—	$(5,631)	$5,041
Valuation allowance for deferred tax assets	$47,732	$—	$—	$(4,436)	$43,296

S-2