Form 10-Q
period 2007-12-29
SUBURBAN PROPANE PARTNERS LP
filed 2008-02-07
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended December 29, 2007

☐ Transition Report Pursuant to Section 13 or 15(d) of the

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements (“Forward-Looking Statements”) as defined in the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, relating to future business expectations and predictions and financial condition and results of operations of Suburban Propane Partners, L.P. (the “Partnership”). Some of these statements can be identified by the use of forward-looking terminology such as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “anticipates,” “expects” or “plans” or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements (statements contained in this Quarterly Report identifying such risks and uncertainties are referred to as “Cautionary Statements”). The risks and uncertainties and their impact on the Partnership’s results include, but are not limited to, the following risks:

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

•	The ability of the Partnership to acquire and maintain reliable transportation for its propane, fuel oil and other refined fuels;
•	The ability of the Partnership to retain customers;
•	The impact of customer conservation, energy efficiency and technology advances on the demand for propane and fuel oil;
•	The ability of management to continue to control expenses;
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

Some of these Forward-Looking Statements are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Reference is also made to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 29, 2007. On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings with the Securities and Exchange Commission (“SEC”), press releases or oral statements made by or with the approval of one of the Partnership’s authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking Statements, which reflect management’s view only as of the date made. The Partnership undertakes no obligation to update any Forward-Looking Statement or Cautionary Statement. All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 29, 2007	September 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$78,969	$96,586
Accounts receivable, less allowance for doubtful accounts of $5,042 and $5,041, respectively	145,548	71,607
Inventories	102,348	81,246
Assets held for sale	—	11,221
Prepaid expenses and other current assets	33,088	21,551
Total current assets	359,953	282,211
Property, plant and equipment, net	374,409	374,641
Goodwill	276,282	277,559
Other intangible assets, net	17,684	18,242
Pension asset	5,630	5,547
Other assets	16,685	17,018
Total assets	$1,050,643	$975,218
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$101,291	$56,999
Accrued employment and benefit costs	25,239	41,702
Accrued insurance	8,950	13,880
Customer deposits and advances	50,754	61,731
Accrued interest	1,230	8,546
Liabilities associated with assets held for sale	—	1,291
Other current liabilities	17,747	12,261
Total current liabilities	205,211	196,410
Long-term borrowings	548,596	548,538
Postretirement benefits obligation	22,092	22,193
Accrued insurance	39,112	36,428
Other liabilities	7,151	5,372
Total liabilities	822,162	808,941
Commitments and contingencies
Partners’ capital:
Common Unitholders (32,725 and 32,674 units issued and outstanding at December 29, 2007 and September 29, 2007, respectively)	269,053	208,230
Deferred compensation	(5,660)	(5,660)
Common Units held in trust, at cost	5,660	5,660
Accumulated other comprehensive loss	(40,572)	(41,953)
Total partners’ capital	228,481	166,277
Total liabilities and partners’ capital	$1,050,643	$975,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	December 29, 2007	December 30, 2006
Revenues
Propane	$307,325	$285,800
Fuel oil and refined fuels	78,035	68,870
Natural gas and electricity	23,983	22,745
Services	14,472	18,459
All other	1,294	2,034
	425,109	397,908
Costs and expenses
Cost of products sold	277,715	230,874
Operating	79,343	83,675
General and administrative	9,203	12,902
Restructuring charges and severance costs	—	385
Depreciation and amortization	7,059	7,010
	373,320	334,846
Income before interest expense and provision for income taxes	51,789	63,062
Interest expense, net	8,388	9,216
Income before provision for income taxes	43,401	53,846
Provision for income taxes
Current	402	762
Deferred	1,277	—
Income from continuing operations	41,722	53,084
Discontinued operations:
Gain on disposal of discontinued operations	43,707	1,002
Income from discontinued operations	—	568
Net income	$85,429	$54,654
Income per Common Unit - basic
Income from continuing operations	$1.27	$1.65
Discontinued operations	1.34	0.05
Net income	$2.61	$1.70
Weighted average number of Common Units outstanding - basic	32,707	32,193
Income per Common Unit - diluted
Income from continuing operations	$1.27	$1.64
Discontinued operations	1.33	0.05
Net income	$2.60	$1.69
Weighted average number of Common Units outstanding - diluted	32,908	32,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended
	December 29, 2007	December 30, 2006
Cash flows from operating activities:
Net income	$85,429	$54,654
Adjustments to reconcile net income to net cash used in operations:
Depreciation expense - continuing operations	6,501	6,474
Depreciation expense - discontinued operations	—	126
Amortization of intangible assets	558	536
Amortization of debt origination costs	332	332
Compensation cost recognized under Restricted Unit Plan	(67)	1,297
Amortization of discount on long-term borrowings	58	58
Gain on disposal of discontinued operations	(43,707)	(1,002)
Gain on disposal of property, plant and equipment, net	(1,429)	(247)
Deferred tax provision	1,277	—
Changes in assets and liabilities:
(Increase) in accounts receivable	(73,941)	(49,361)
(Increase) in inventories	(21,102)	(9,962)
(Increase) in prepaid expenses and other current assets	(8,812)	(16,095)
Increase in accounts payable	44,292	23,203
(Decrease) in accrued employment and benefit costs	(16,463)	(10,731)
(Decrease) in accrued interest	(7,316)	(7,306)
(Decrease) increase in other accrued liabilities	(10,421)	173
Decrease (increase) in other noncurrent assets	639	(4)
Increase in other noncurrent liabilities	2,219	1,962
Net cash used in operating activities	(41,953)	(5,893)
Cash flows from investing activities:
Capital expenditures	(6,586)	(8,152)
Proceeds from sale of property, plant and equipment	1,746	1,489
Proceeds from sale of discontinued operations	53,715	—
Net cash provided by (used in) investing activities	48,875	(6,663)
Cash flows from financing activities:
Partnership distributions	(24,539)	(21,637)
Net cash used in financing activities	(24,539)	(21,637)
Net decrease in cash and cash equivalents	(17,617)	(34,193)
Cash and cash equivalents at beginning of period	96,586	60,571
Cash and cash equivalents at end of period	$78,969	$26,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Number of Common Units	Common Unitholders	Deferred Compensation	Common Units Held in Trust	Accumulated Other Comprehensive (Loss)	Total Partners’ Capital	Comprehensive Income
Balance at September 29, 2007	32,674	$208,230	$(5,660)	$5,660	$(41,953)	$166,277
Net income		85,429				85,429	$85,429
Other comprehensive income:
Net unrealized gains on cash flow hedges					916	916	916
Reclassification of realized gains on cash flow hedges into earnings					(257)	(257)	(257)
Amortization of net actuarial losses and prior service credits into earnings					722	722	722
Comprehensive income							$86,810
Partnership distributions		(24,539)				(24,539)
Common Units issued under Restricted Unit Plan	51					—
Common Units issued in exchange
Compensation cost recognized under Restricted Unit Plan, net of forfeitures		(67)				(67)
Balance at December 29, 2007	32,725	$269,053	$(5,660)	$5,660	$(40,572)	$228,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per unit amounts)

(unaudited)

1.	Partnership Organization

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 32,725,383 Common Units outstanding at December 29, 2007. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), adopted on October 19, 2006 following approval by Common Unitholders at the Partnership’s Tri-Annual Meeting and as thereafter amended by the Board of Supervisors on July 31, 2007, pursuant to the authority granted to the Board in the Partnership Agreement. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

Suburban Propane, L.P. (the “Operating Partnership”), a Delaware limited partnership, is the Partnership’s operating subsidiary formed to operate the propane business and assets. In addition, Suburban Sales & Service, Inc. (the “Service Company”), a subsidiary of the Operating Partnership, was formed to operate the service work and appliance and parts businesses of the Partnership. The Operating Partnership, together with its direct and indirect subsidiaries, accounts for substantially all of the Partnership’s assets, revenues and earnings. The Partnership, the Operating Partnership and the Service Company commenced operations in March 1996 in connection with the Partnership’s initial public offering.

The general partner of both the Partnership and the Operating Partnership is Suburban Energy Services Group LLC (the “General Partner”), a Delaware limited liability company. On October 19, 2006, the Partnership consummated an agreement with its General Partner to exchange 2,300,000 newly issued Common Units for the General Partner’s incentive distribution rights (“IDRs”) and the economic interest in the Partnership and the Operating Partnership included in the general partner interests therein (the “GP Exchange Transaction”). Prior to the GP Exchange Transaction, the General Partner was majority-owned by senior management of the Partnership and owned 224,625 general partner units (an approximate 0.74% ownership interest) in the Partnership and a 1.0101% general partner interest in the Operating Partnership. The General Partner also held all outstanding IDRs and appointed two of the five members of the Board of Supervisors. As a result of the GP Exchange Transaction, the General Partner no longer has any economic interest in either the Partnership or the Operating Partnership other than as a holder of 784 Common Units that will remain in the General Partner, no IDRs are outstanding and the sole member of the General Partner is the Partnership’s Chief Executive Officer.

The Operating Partnership also owns the membership interests in Gas Connection LLC (d/b/a HomeTown Hearth & Grill) and Suburban Franchising LLC. HomeTown Hearth & Grill sells and installs propane and natural gas grills, fireplaces and related accessories and supplies. Suburban Franchising creates and markets propane related franchising opportunities.

On December 23, 2003, the Partnership acquired substantially all of the assets and operations of Agway Energy Products, LLC, Agway Energy Services, Inc. and Agway Energy Services PA, Inc. (collectively referred to as “Agway Energy”) pursuant to an asset purchase agreement dated November 10, 2003 (the “Agway Acquisition”). Agway Energy was a leading regional marketer of propane, fuel oil, gasoline and diesel fuel primarily in New York, Pennsylvania, New Jersey and Vermont. To complement its core marketing and delivery business, Agway Energy also installed and serviced a wide variety of home comfort equipment, particularly in the areas of heating, ventilation and air conditioning (“HVAC”). The Agway Acquisition was consistent with the Partnership’s business strategy of prudently pursuing acquisitions of retail propane distributors and other energy-related businesses that can complement or supplement its core propane operations. The Agway Acquisition also expanded the Partnership’s presence in the northeast energy market.

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

Suburban Energy Finance Corporation, a direct wholly-owned subsidiary of the Partnership, was formed on November 26, 2003 to serve as co-issuer, jointly and severally, with the Partnership of the Partnership’s 6.875% senior notes due in 2013.

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). They include all adjustments that the Partnership considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed. These financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, including management’s discussion and analysis of financial condition and results of operations contained therein. Due to the seasonal nature of the Partnership’s operations, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Fiscal Period. The Partnership’s fiscal periods typically end on the last Saturday of the quarter.

Derivative Instruments and Hedging Activities.

Commodity Price Risk. The Partnership enters into a combination of exchange-traded futures and option contracts, forward contracts and, in certain instances, over-the-counter options (collectively, “derivative instruments”) to manage the price risk associated with future purchases of the commodities used in its operations, principally propane and fuel oil, as well as to ensure supply during periods of high demand. All of the Partnership’s derivative instruments are reported on the consolidated balance sheet, within other current assets or other current liabilities, at their fair values pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). In the course of normal operations, the Partnership routinely enters into contracts such as forward priced physical contracts for the purchase or sale of propane and fuel oil that, under SFAS 133, qualify for and are designated as normal purchase or normal sale contracts. Such contracts are exempted from the fair value accounting requirements of SFAS 133 and are accounted for at the time product is purchased or sold under the related contract. The Partnership does not use derivative instruments for speculative trading purposes. Market risks associated with futures, options and forward contracts are monitored daily for compliance with the Partnership’s Hedging and Risk Management Policy which includes volume limits for open positions. Priced on-hand inventory is also reviewed and managed daily as to exposures to changing market prices.

On the date that futures, forward and option contracts are entered into, other than those designated as normal purchases or normal sales, the Partnership makes a determination as to whether the derivative instrument qualifies for designation as a hedge. Changes in the fair value of derivative instruments are recorded each period in current period earnings or other comprehensive income (loss) (“OCI”), depending on whether a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivative instruments designated as cash flow hedges, the Partnership formally assesses, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in OCI to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of cash flow hedges used to hedge future purchases are recognized in cost of products sold immediately. Changes in the fair value of derivative instruments that are not designated as cash flow hedges, and that do not meet the normal purchase and normal sale exemption under SFAS 133, are recorded within cost of products sold as they occur.

At December 29, 2007, the fair value of derivative instruments described above resulted in derivative assets of $4,815 included within prepaid expenses and other current assets and derivative liabilities of $2,228 included within other current liabilities. Cost of products sold included unrealized (non-cash) losses of $2,683 and $987 for the three months ended December 29, 2007 and December 30, 2006, respectively, attributable to the change in fair value of derivative instruments not designated as cash flow hedges.

Interest Rate Risk. A portion of the Partnership’s long-term borrowings bear interest at a variable rate based upon LIBOR, plus an applicable margin depending on the level of the Partnership’s total leverage. Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. The Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. On March 31, 2005, the Partnership entered into a $125,000 interest rate swap contract in conjunction with the Term Loan facility under the Revolving Credit Agreement. The interest rate swap is being accounted for under SFAS 133 and the Partnership has designated the interest rate swap as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized in OCI until the hedged item is recognized in earnings. At December 29, 2007, the fair value of the interest rate swap amounted to an unrealized loss of ($2,427) and is included within other liabilities with a corresponding debit in accumulated OCI.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates have been made by management in the areas of depreciation and amortization of long-lived assets, insurance and litigation reserves, environmental reserves, pension and other postretirement benefit liabilities and costs, valuation of derivative instruments, asset valuation assessments, tax valuation allowances, as well as the allowance for doubtful accounts. Actual results could differ from those estimates, making it reasonably possible that a change in these estimates could occur in the near term.

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

The Partnership continuously evaluates its existing operations to identify opportunities to optimize the return on assets employed and selectively divests operations in slower growing or non-strategic markets and seeks to reinvest in markets that are considered to present more opportunities for growth. In line with that strategy, on October 2, 2007, the Operating Partnership completed the sale of its Tirzah, South Carolina underground granite propane storage cavern, and associated 62-mile pipeline, for $53,715 in cash, after taking into account certain adjustments. The 57.5 million gallon underground storage cavern is connected to the Dixie Pipeline and provides propane storage for the eastern United States. As a result of this sale, a gain of $43,707 was reported as a gain from the disposal of discontinued operations in the Partnership’s results for the three months ended December 29, 2007. The results of operations from the Tirzah facilities in the comparative prior year period have been reclassified to discontinued operations on the consolidated statements of operations for the three months ended December 30, 2006, and the assets and liabilities were classified as held for sale on the consolidated balance sheet as of September 29, 2007.

During the first quarter of fiscal 2007, in a non-cash transaction, the Partnership completed a transaction in which it disposed of nine customer service centers considered to be non-strategic in exchange for three customer service centers of another company located in Alaska. The Partnership reported a $1,002 gain within discontinued operations in the first quarter of fiscal 2007 for the amount by which the fair value of assets relinquished exceeded the carrying value of the assets relinquished. Current and prior period results of operations attributable to these customer service centers were immaterial and, as such, have not been reclassified as discontinued operations.

5.	Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	December 29, 2007	September 29, 2007
Propane, fuel oil and refined fuels	$97,196	$76,730
Natural gas	1,035	697
Appliances and related parts	4,117	3,819
	$102,348	$81,246
6.	Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is not amortized. Rather, goodwill is subject to an impairment review at a reporting unit level, on an annual basis in August of each year, or when an event occurs or circumstances change that would indicate potential impairment. The Partnership assesses the carrying value of goodwill at a reporting unit level based on an estimate of the fair value of the respective reporting unit. Fair value of the reporting unit is estimated using discounted cash flow analyses taking into consideration estimated cash flows in a ten-year projection period and a terminal value calculation at the end of the projection period.

During the first quarter of fiscal 2008, the Partnership reversed $1,277 of the deferred tax asset valuation allowance, which was established through purchase accounting for the Agway Acquisition, as a reduction of goodwill. This adjustment resulted from the realization of a portion of the net operating losses established in purchase accounting for the Agway Acquisition.

Other intangible assets consist of the following:

	December 29, 2007	September 29, 2007
Customer lists	$22,316	$22,316
Tradenames	1,499	1,499
Non-compete agreements	166	516
Other	1,967	1,967
	25,948	26,298
Less: accumulated amortization
Customer lists	(7,160)	(6,669)
Tradenames	(600)	(562)
Non-compete agreements	(138)	(482)
Other	(366)	(343)
	(8,264)	(8,056)
	$17,684	$18,242

Aggregate amortization expense related to other intangible assets for the three months ended December 29, 2007 and December 30, 2006 was $558 and $536, respectively.

Aggregate amortization expense related to other intangible assets for the remainder of fiscal 2008 and for each of the five succeeding fiscal years as of December 29, 2007 is as follows: 2008 - $1,666; 2009 - $2,220; 2010 - $2,205; 2011 - $2,205; 2012 - $1,730 and 2013 - $1,276.

7.	Income Per Common Unit

Basic income per Common Unit for the three months ended December 29, 2007 is computed by dividing net income by the weighted average number of outstanding Common Units. Diluted income per Common Unit for the three months ended December 29, 2007 is computed by dividing net income by the weighted average number of outstanding Common Units and unvested Restricted Units granted under the 2000 Restricted Unit Plan.

In computing diluted income per Common Unit, weighted average units outstanding used to compute basic income per unit were increased by 200,543 and 182,637 units for the three months ended December 29, 2007 and December 30, 2006, respectively, to reflect the potential dilutive effect of the unvested Restricted Units outstanding using the treasury stock method.

Subsequent to the GP Exchange Transaction, computations of earnings per Common Unit are performed in accordance with SFAS No. 128 “Earnings per Share” (“SFAS 128”). Prior to the GP Exchange Transaction, when the General Partner owned IDRs in the Partnership, computations of earnings per Common Unit were performed in accordance with Emerging Issues Task Force (“EITF”) consensus 03-6 “Participating Securities and the Two-Class Method Under FAS 128” (“EITF 03-6”), when applicable. EITF 03-6 requires, among other things, the use of the two-class method of computing earnings per unit when participating securities exist. The two-class method is an earnings allocation formula that computes earnings per unit for each class of Common Unit and participating security according to distributions declared and the participating rights in undistributed earnings, as if all of the earnings were distributed to the limited partners and the general partner (inclusive of the IDRs of the General Partner which were considered participating securities for purposes of the two-class method). Net income was allocated to the Common Unitholders and the General Partner in accordance with their respective Partnership ownership interests, after giving effect to any priority income allocations for incentive distributions allocated to the General Partner. For purposes of the computation of income per Common Unit for the three months ended December 30, 2006, earnings that would have been allocated to the General Partner for the period prior to the GP Exchange Transaction were not significant.

8.	Long-Term Borrowings

Long-term borrowings consist of the following:

	December 29, 2007	September 29, 2007
Senior Notes, 6.875%, due December 15, 2013, net of unamortized discount of $1,404 and $1,462, respectively	$423,596	$423,538
Term Loan, 6.29% to 7.16%, due March 31, 2010	125,000	125,000
	$548,596	$548,538

The Partnership and its subsidiary, Suburban Energy Finance Corporation, have issued $425,000 aggregate principal amount of Senior Notes (the “2003 Senior Notes”) with an annual interest rate of 6.875%. The Partnership’s obligations under the 2003 Senior Notes are unsecured and rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The 2003 Senior Notes are structurally subordinated to, which means they rank effectively behind, any debt and other liabilities of the Operating Partnership. The 2003 Senior Notes mature on December 15, 2013 and require semi-annual interest payments in June and December. The Partnership is permitted to redeem some or all of the 2003 Senior Notes any time on or after December 15, 2008 at redemption prices specified in the indenture governing the 2003 Senior Notes. In addition, in the event of a change of control of the Partnership, as defined in the 2003 Senior Notes, the Partnership must offer to repurchase the notes at 101% of the principal amount repurchased, if the holders of the notes exercise the right of repurchase.

The Operating Partnership has a revolving credit facility, the Third Amended and Restated Credit Agreement (the “Revolving Credit Agreement”), which expires on March 31, 2010. The Revolving Credit Agreement provides for a five-year $125,000 term loan facility (the “Term Loan”) and a separate working capital facility which provides available revolving borrowing capacity up to $175,000. In addition, under the Revolving Credit Agreement the Operating Partnership is authorized to incur additional indebtedness of up to $10,000 in connection with capital leases and up to $20,000 in short-term borrowings during the period from December 1 to April 1 in each fiscal year to provide additional working capital during periods of peak demand, if necessary.

Borrowings under the Revolving Credit Agreement, including the Term Loan, bear interest at a rate based upon LIBOR, plus an applicable margin or the Federal Funds rate plus 1/2 of 1%. An annual facility fee ranging from 0.375% to 0.50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of December 29, 2007 and September 29, 2007, there were no borrowings outstanding under the working capital facility of the Revolving Credit Agreement and there have been no borrowings since April 2006.

In connection with the Term Loan, the Operating Partnership also entered into an interest rate swap agreement with a notional amount of $125,000. Effective March 31, 2005 through March 31, 2010, the Operating Partnership will pay a fixed interest rate of 4.66% to the issuing lender on notional principal amount of $125,000, effectively fixing the LIBOR portion of the interest rate at 4.66%. In return, the issuing lender will pay to the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The applicable margin above LIBOR, as defined in the Revolving Credit Agreement, will be paid in addition to this fixed interest rate of 4.66%. The fair value of the interest rate swap amounted to an unrealized loss of ($2,427) and ($284) at December 29, 2007 and September 29, 2007, respectively, and is included in other liabilities with a corresponding amount included within accumulated OCI.

The Revolving Credit Agreement and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Revolving Credit Agreement, the Operating Partnership is required to maintain a leverage ratio (the ratio of total debt to EBITDA) of less than 4.0 to 1. In addition, the Operating Partnership is required to maintain an interest coverage ratio (the ratio of EBITDA to interest expense) of greater than 2.5 to 1 at the Partnership level. The Partnership and the Operating

Partnership were in compliance with all covenants and terms of the 2003 Senior Notes and the Revolving Credit Agreement as of December 29, 2007.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, the 2003 Senior Notes and the Revolving Credit Agreement were capitalized within other assets and are being amortized on a straight-line basis over the term of the respective debt agreements. Other assets at December 29, 2007 and September 29, 2007 include debt origination costs with a net carrying amount of $5,898 and $6,230, respectively. Aggregate amortization expense related to deferred debt origination costs included within interest expense for both the three months ended December 29, 2007 and December 30, 2006 was $332.

The aggregate amounts of long-term debt maturities subsequent to December 29, 2007 are as follows: fiscal 2008 - $0; fiscal 2009 - $0; fiscal 2010 - $125,000; fiscal 2011 - $0; and, thereafter - $425,000.

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

On January 24, 2008, the Partnership announced a quarterly distribution of $0.7625 per Common Unit, or $3.05 on an annualized basis, in respect of the first quarter of fiscal 2008 payable on February 12, 2008 to holders of record on February 5, 2008. This quarterly distribution included an increase of $0.0125 per Common Unit, or $0.05 per Common Unit on an annualized basis, from the previous distribution rate.

10.	Share-Based Compensation Arrangements

2000 Restricted Unit Plan. In November 2000, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan (the “2000 Restricted Unit Plan”) which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership. On October 17, 2006, the Partnership adopted amendments to the 2000 Restricted Unit Plan which, among other things, increased the number of Common Units authorized for issuance under the plan by 230,000 for a total of 717,805. Restricted Units issued under the 2000 Restricted Unit Plan vest over time with 25% of the Common Units vesting on each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting on the fifth anniversary of the grant date. The 2000 Restricted Unit Plan participants are not eligible to receive quarterly distributions or vote their respective Restricted Units until vested. Restrictions also prohibit the sale or transfer of the units during the restricted periods. The fair value of the Restricted Unit is established by the market price of the Common Unit on the date of grant, less the present value of distributions expected to be paid on the underlying units during the requisite service period. Restricted Units are subject to forfeiture in certain circumstances as defined in the 2000 Restricted Unit Plan. Compensation expense for the awards is recognized ratably over the vesting periods, net of the value of estimated forfeitures.

During the first quarter of fiscal 2008, the Partnership awarded 124,462 Restricted Units under the 2000 Restricted Unit Plan at an aggregate grant date fair value of $4,380. Following is a summary of activity in the 2000 Restricted Unit Plan:

	Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding September 29, 2007	383,090	$28.85
Awarded	124,462	35.19
Forfeited	(5,071)	(20.67)
Issued	(51,128)	(29.79)
Outstanding December 29, 2007	451,353	$30.58

As of December 29, 2007, $8,978 of compensation cost related to unvested Restricted Units awarded under the 2000 Restricted Unit Plan remains to be recognized in future periods. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 2.1 years. Compensation expense recognized under the 2000 Restricted Unit Plan, net of forfeitures, for the three months ended December 29, 2007 and December 30, 2006 was ($67) and $1,297, respectively.

Long-Term Incentive Plan. The Partnership has a non-qualified, unfunded long-term incentive plan for officers and key employees (‘‘LTIP-2’’) which provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period. The level of compensation earned under LTIP-2 is based on the market performance of the Partnership’s Common Units on the basis of total return to Unitholders (‘‘TRU’’) compared to the TRU of a predetermined peer group composed primarily of other Master Limited Partnerships, approved by the Compensation Committee of the Board of Supervisors, over the same three-year performance period. As a result of the performance at the end of the first quarter of fiscal 2008, the Partnership recorded a reversal of compensation expense in the amount of ($112) for the three months ended December 29, 2007. As a result of the quarterly remeasurement of the liability for awards under LTIP-2, compensation expense for the three months ended December 30, 2006 was $1,490. As of December 29, 2007 and September 29, 2007, the Partnership had a liability included within accrued employment and benefit costs of $3,950 and $2,296, respectively, related to estimated future payments under LTIP-2.

11.	Commitments and Contingencies

Self-Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of December 29, 2007 and September 29, 2007, the Partnership had accrued insurance liabilities of $48,062 and $50,308, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within prepaid expense and other current assets or other assets related to the amount of the liability expected to be covered by insurance which amounted to $9,258 and $13,858 as of December 29, 2007 and September 29, 2007, respectively. On October 23, 2007, the Partnership reached a settlement regarding an outstanding product liability claim. The settlement resulted in a reduction of the accrued insurance liability and the corresponding asset recorded within prepaid expenses and other current assets, which represented the amount of the liability paid by the insurance companies, of approximately $4,750 during the first quarter of fiscal 2008. The Partnership is also involved in various legal actions that have arisen in the normal course of business, including those relating to commercial transactions and product liability. Management believes, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership’s financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insurance claims.

Environmental. The Partnership is subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA, also known as the “Superfund” law, imposes joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a “hazardous substance” into the environment. Propane is not a hazardous substance within the meaning of CERCLA. However, the Partnership owns real property where such hazardous substances may exist.

The Partnership is also subject to various laws and governmental regulations concerning environmental matters and expects that it will be required to expend funds to participate in the remediation of certain sites, including sites where it has been designated by the Environmental Protection Agency as a potentially responsible party under CERCLA and at sites with aboveground and underground fuel storage tanks. Additionally, the Partnership identified that certain active sites contain environmental conditions which may require further investigation, future remediation or ongoing monitoring activities. The environmental exposures include instances of soil and/or groundwater contamination associated with the handling and storage of fuel oil, gasoline and diesel fuel.

Estimating the extent of the Partnership’s responsibility at a particular site, and the method and ultimate cost of remediation of that site, requires making numerous assumptions. As a result, the ultimate cost to remediate any site may differ from current estimates, and will depend, in part, on whether there is additional contamination, not currently known to the Partnership, at that site. However, management believes that the Partnership’s past experience provides a reasonable basis for estimating these liabilities. As additional information becomes available, estimates are adjusted as necessary. While management does not anticipate that any such adjustment would be material to the Partnership’s financial statements, the result of ongoing or future environmental studies or other factors could alter this expectation and require recording additional liabilities. Management currently cannot determine whether the Partnership will incur additional liabilities or the extent or amount of any such liabilities. As of December 29, 2007 and September 29, 2007, the environmental reserve amounted to $2,090 and $2,578, respectively.

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

Legal Matters. Following the Operating Partnership’s 1999 acquisition of the propane assets of SCANA Corporation (“SCANA”), Heritage Propane Partners, L.P. had brought an action against SCANA for breach of contract and fraud and against the Operating Partnership for tortious interference with contract and tortious interference with prospective contract. On October 21, 2004, the jury returned a unanimous verdict in favor of the Operating Partnership on all claims, but against SCANA. After the jury returned the verdict against SCANA, the Operating Partnership filed a cross-claim against SCANA for indemnification, seeking to recover defense costs. On November 2, 2006, SCANA and the Operating Partnership reached a settlement agreement wherein the Operating Partnership received $2,000 as a reimbursement of defense costs incurred as a result of the lawsuit. The $2,000 was recorded as a reduction to general and administrative expenses during the first quarter of fiscal 2007.

12.	Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2014. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $14,048. The fair value of residual value guarantees for outstanding operating leases was de minimis as of December 29, 2007 and September 29, 2007.

13.	Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs for the three months ended December 29, 2007 and December 30, 2006:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Service cost	$—	$—	$2	$3
Interest cost	2,187	2,226	350	329
Expected return on plan assets	(2,270)	(2,579)	—	—
Amortization of prior service credits	—	—	(122)	(149)
Recognized net actuarial loss	844	1,329	—	—
Net periodic benefit cost	$761	$976	$230	$183

There are no projected minimum employer contribution requirements under Internal Revenue Service Regulations for fiscal 2008 under our defined benefit pension plan. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2008 is $2,233, of which $453 has been contributed during the three months ended December 29, 2007.

14.	Income taxes

For federal income tax purposes, as well as for state income tax purposes in the majority of the states in which the Partnership operates, the earnings attributable to the Partnership, as a separate legal entity, and the Operating Partnership are not subject to income tax at the Partnership level. Rather, the taxable income or loss attributable to the Partnership, as a separate legal entity, and to the Operating Partnership, which may vary substantially from the income before income taxes, reported by the Partnership in the consolidated statement of operations, are includable in the federal and state income tax returns of the individual partners. The aggregate difference in the basis of the Partnership’s net assets for financial and tax reporting purposes cannot be readily determined as the Partnership does not have access to information regarding each partner’s basis in the Partnership.

The earnings of the corporate entities that do not qualify under the Internal Revenue Code for partnership status are subject to federal and state income taxes. The Partnership’s fuel oil and refined fuels, natural gas and electricity and service business segments are structured as corporate entities and, as such, are subject to corporate level income tax. However, a number of those corporate entities have experienced operating losses in recent years and, as a result, a full valuation allowance has been provided against the deferred tax assets. As such, at present, many of those entities do not report a tax provision as a result of the full valuation allowance.

As a result of the profitability of the Partnership’s fuel oil and refined fuel business during the first quarter of fiscal 2008, the Partnership reported taxable income which enabled utilization of net operating losses to offset the current cash tax liability. Utilization of these net operating losses resulted in a reversal of a portion of the deferred tax asset valuation allowance established in purchase accounting for the Agway Acquisition, a corresponding reduction in goodwill and, in turn, a $1,277 deferred tax provision.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS 109” (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized on adoption of FIN 48. The Partnership has elected to include interest and penalties related to income tax liabilities, if any, in income tax expense.

The adoption of FIN 48 had no impact on the Partnership’s condensed consolidated balance sheet, statement of operations or cash flows. As of December 29, 2007, September 30, 2007, the date of adoption of FIN 48, and September 29, 2007, the end of the prior fiscal year, the Partnership reported no unrecognized tax benefits nor related interest and penalties in its condensed consolidated balance sheet or statement of operations.

Most of the Partnership’s corporate entities are subject to U.S. federal, state and local income tax audits by taxing authorities for years 2001 through 2006.

15.	Segment Information

The Partnership manages and evaluates its operations in six segments, four of which are reportable segments: Propane, Fuel Oil and Refined Fuels, Natural Gas and Electricity and Services (formerly, HVAC). The chief operating decision maker evaluates performance of the operating segments using a number of performance measures, including gross margins and income before interest expense and provision for income taxes (operating profit). Costs excluded from these profit measures include corporate overhead expenses not allocated to the operating segments. Unallocated corporate overhead expenses include all costs of back office support functions that are reported as general and administrative expenses in the condensed consolidated statements of operations. In addition, certain costs associated with field operations support that are reported in operating expenses in the condensed consolidated statements of operations, including purchasing, training and safety, are not allocated to the individual operating segments. Thus, operating profit for each operating segment includes only the costs that are directly attributable to the operations of the individual segment. The accounting policies of the operating segments are otherwise the same as those described in the summary of significant accounting policies Note in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007.

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

The services segment is engaged in the sale, installation and servicing of a wide variety of home comfort equipment and parts, particularly in the areas of heating and ventilation. In furtherance of the Partnership’s efforts to restructure its field operations and to focus on its core operating segments, during fiscal 2006 the Partnership initiated plans to streamline the service offerings by significantly reducing installation activities and focusing on service offerings that support the Partnership’s existing customer base within its propane, refined fuels and natural gas and electricity segments.

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended
	December 29, 2007	December 30, 2006
Revenues:
Propane	$307,325	$285,800
Fuel oil and refined fuels	78,035	68,870
Natural gas and electricity	23,983	22,745
Services	14,472	18,459
All other	1,294	2,034
Total revenues	$425,109	$397,908
Income before interest expense and income taxes:
Propane	$59,843	$62,240
Fuel oil and refined fuels	2,290	10,806
Natural gas and electricity	2,928	3,279
Services	(2,217)	1,044
All other	(206)	(86)
Corporate	(10,849)	(14,221)
Total income before interest expense and income taxes	51,789	63,062
Reconciliation to income from continuing operations:
Interest expense, net	8,388	9,216
Provision for income taxes - current and deferred	1,679	762
Income from continuing operations	$41,722	$53,084
Depreciation and amortization:
Propane	$3,892	$4,265
Fuel oil and refined fuels	865	881
Natural gas and electricity	252	222
Services	75	105
All other	31	32
Corporate	1,944	1,505
Total depreciation and amortization	$7,059	$7,010

	As of
	December 29, 2007	September 29, 2007
Assets:
Propane	$805,994	$737,090
Fuel oil and refined fuels	94,024	69,801
Natural gas and electricity	32,284	22,213
Services	2,670	1,486
All other	1,388	1,511
Corporate	202,264	231,098
Eliminations	(87,981)	(87,981)
Total assets	$1,050,643	$975,218
16.	Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS 157 will be effective for fiscal years beginning after November 15, 2007, which will be the Partnership’s 2009 fiscal year beginning September 28, 2008. The Partnership is currently in the process of evaluating the impact that SFAS 157 may have on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which will be the Partnership’s 2009 fiscal year beginning September 28, 2008. The Partnership is currently in the process of evaluating the impact that SFAS 159 may have on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in an entity’s subsidiary and alters the way the consolidated income statement is presented. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, which will be the Partnership’s 2010 fiscal year beginning September 27, 2009. As of December 29, 2007, the Partnership has no outstanding noncontrolling interests in any subsidiary; accordingly, the adoption of SFAS 160 should not have any impact on the Partnership’s consolidated financial position, results of operations and cash flows.

Also in December 2007, the FASB issued a revised SFAS No. 141 “Business Combinations” (“SFAS 141R”). Among other things, SFAS 141R requires an entity to recognize acquired assets, liabilities assumed and any noncontrolling interest at their respective fair values as of the acquisition date, as well as clarified how goodwill involved in a business combination is to be recognized and measured. SFAS 141R is effective for business combinations entered into in fiscal years beginning on or after December 15, 2008, which will be the Partnership’s 2010 fiscal year beginning September 27, 2009, with early adoption prohibited.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three months ended December 29, 2007. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 29, 2007.

The following are factors that regularly affect our operating results and financial condition. In addition, our business is subject to the risks and uncertainties described in Item 1A included in the Annual Report on Form 10-K for the fiscal year ended September 29, 2007.

Product Costs and Supply

The level of profitability in the retail propane, fuel oil, natural gas and electricity businesses is largely dependent on the difference between retail sales price and product cost. The unit cost of our products, particularly propane, fuel oil and natural gas, is subject to volatility as a result of product supply or other market conditions, including, but not limited to, economic and political factors impacting crude oil and natural gas supply or pricing. We enter into product supply contracts that are generally one-year agreements subject to annual renewal, and also purchase product on the open market. We attempt to reduce price risk by pricing product on a short-term basis. Our propane supply contracts typically provide for pricing based upon index formulas using the posted prices established at major supply points such as Mont Belvieu, Texas, or Conway, Kansas (plus transportation costs) at the time of delivery. In certain instances, and when market conditions are favorable as was the case in the fuel oil market during the first half of fiscal 2007, we are able to purchase product under our supply arrangements at a discount to the spot market.

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

Seasonality

The retail propane and fuel oil distribution businesses, as well as the natural gas marketing business, are seasonal because these fuels are primarily used for heating in residential and commercial buildings. Historically, approximately two-thirds of our retail propane volume is sold during the six-month peak heating season from October through March. The fuel oil business tends to experience greater seasonality given its more limited use for space heating and approximately three-fourths of our fuel oil volumes are sold between October and March. Consequently, sales and operating profits are concentrated in our first and second fiscal quarters. Cash flows from operations, therefore, are greatest during the second and third fiscal quarters when customers pay for product purchased during the winter heating season. We expect lower operating profits and either net losses or lower net income during the period from April through September (our third and fourth fiscal quarters). To the extent necessary, we will reserve cash from the second and third quarters for distribution to holders of our Common Units in the first and fourth fiscal quarters.

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

Hedging and Risk Management Activities

We engage in hedging and risk management activities to reduce the effect of price volatility on our product costs and to ensure the availability of product during periods of short supply. We enter into propane forward and option agreements with third parties, and use fuel oil futures and option contracts traded on the New York Mercantile Exchange (“NYMEX”), to purchase and sell propane and fuel oil at fixed prices in the future. The majority of the futures, forward and option agreements are used to hedge forecasted purchases of propane or fuel oil and are generally settled at expiration of the contract. Although we use derivative instruments to reduce the effect of price volatility associated with forecasted transactions, we do not use derivative instruments for speculative trading purposes. Risk management activities are monitored by an internal Commodity Risk Management Committee, made up of five members of management, through enforcement of our Hedging and Risk Management Policy and reported to our Audit Committee.

As a result of various market factors during the first half of fiscal 2007, particularly commodity price volatility during the first four months of the fiscal year, we experienced additional margin opportunities due to favorable pricing under certain supply arrangements and from our hedging and risk management activities. These market conditions generated additional operating profit of approximately $11.7 million during the three months ended December 30, 2006 compared to the three months ended December 29, 2007. Supply and risk management transactions may not always result in increased product margins and there can be no assurance that the favorable market conditions that contributed to incremental margin during the first quarter of fiscal 2007 will be present in the future in order to provide the additional margin opportunities. Such factors did not exist in the fiscal 2008 first quarter.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included within the Notes to Consolidated Financial Statements section of our Annual Report on Form 10-K for the fiscal year ended September 29, 2007.

Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring management to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We are also subject to risks and uncertainties that may cause actual results to differ from estimated results. Estimates are used when accounting for depreciation and amortization of long-lived assets, employee benefit plans, self-insurance and litigation reserves, environmental reserves, allowances for doubtful accounts, asset valuation assessments and valuation of derivative instruments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known to us. We believe that the following are our critical accounting estimates:

Allowances for Doubtful Accounts. We maintain allowances for estimated losses resulting from the inability of our customers to make required payments. We estimate our allowances for doubtful accounts using a specific reserve for known or anticipated uncollectible accounts, as well as an estimated reserve for potential future uncollectible accounts taking into consideration our historical write-offs. If the financial condition of one or more of our customers were to deteriorate resulting in an impairment in their ability to make payments, additional allowances could be required.

Pension and Other Postretirement Benefits. We estimate the rate of return on plan assets, the rate to discount future benefit payments to present value and the rate of increase in the cost of future health care benefits in determining our annual pension and other postretirement benefit costs. In accordance with GAAP, actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in market conditions may materially affect our pension and other postretirement benefit obligations and our future expense.

Self-Insurance Reserves. Our accrued insurance reserves represent the estimated costs of known and anticipated or unasserted claims for general and product, workers’ compensation and automobile risks. Accrued insurance provisions for unasserted claims arising from unreported incidents are based on an analysis of historical claims data. For each claim, we record a self-insurance provision up to the estimated amount of the probable claim utilizing actuarially determined loss development factors applied to actual claims data. Our self-insurance provisions are susceptible to change to the extent that actual claims development differs from historical claims development. We maintain insurance coverage such that our net exposure for insured claims is generally limited to the insurance deductible, claims above which are paid by or reimbursed by our insurance carriers. For the portion of our estimated self-insurance liability that exceeds our deductibles, we record an asset related to the amount of the liability expected to be paid by the insurance companies. Our self-insurance reserves are not discounted.

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

Executive Overview of Results of Operations and Financial Condition

Despite a challenging operating environment characterized by unprecedented high commodity prices, coupled with extreme market volatility, net income for the first quarter of fiscal 2008 amounted to $85.4 million, or $2.61 per Common Unit, an increase of $30.7 million compared to the prior year quarter of $54.7 million, or $1.70 per Common Unit. EBITDA (as defined and reconciled below) of $102.6 million for the three months ended December 29, 2007 increased $30.8 million compared to $71.8 million in the prior year first quarter. As previously reported, during the first quarter of fiscal 2008 we closed on the sale of our Tirzah, South Carolina underground propane storage cavern and associated 62-mile pipeline generating net proceeds of $53.7 million and a gain of $43.7 million (reported within discontinued operations).

In the commodities market, average posted prices for both propane and fuel oil rose steadily throughout the first quarter of fiscal 2008 and remained at unprecedented high levels. In addition, day-to-day volatility in these markets has presented a challenging pricing environment. Overall, average posted prices for propane and fuel oil during the first quarter increased 58.2% and 46.2%, respectively, compared to the prior year first quarter. As reported throughout much of fiscal 2007, favorable market conditions impacting the supply and pricing structure for propane and fuel oil provided additional margin opportunities during the first and second quarters of fiscal 2007, of which approximately $11.7 million of incremental margin opportunities were realized in the first quarter of the prior year. As a result of the steady rise in commodity prices and the market volatility throughout the first quarter of fiscal 2008, these favorable market conditions and resulting incremental margin opportunities were not present during the fiscal 2008 first quarter, thus having a negative effect on the year-over-year comparison of financial results.

From a weather perspective, while the average heating degree days in our service territories for the three months ended December 29, 2007 were 92% of normal compared to 87% of normal in the prior year first quarter, the pattern was such that temperatures started the quarter significantly warmer than normal and progressed into December with temperatures that were close to normal. Retail propane gallons sold in the first quarter of fiscal 2008 decreased 9.9 million gallons, or 8.1%, to 111.9 million gallons compared to 121.8 million gallons in the prior year quarter. Sales of fuel oil and refined fuels decreased 4.9 million gallons, or 17.2%, to 23.6 million gallons during the first quarter of fiscal 2008 compared to 28.5 million gallons in the prior year quarter. Lower volumes in both segments were attributable to ongoing customer conservation resulting from the historically high commodity prices, the significantly warmer than normal temperatures at the beginning of the quarter, as well as, to a lesser extent, the affects of eliminating certain lower margin accounts which occurred throughout much of fiscal 2007.

While the high energy price environment has had a negative affect on sales volumes as a result of ongoing customer conservation, the proactive steps we have taken over the past two years to create a more efficient and cost effective operating structure continues to produce favorable results and has contributed to the overall strength of our cash flow and financial position. As a result, combined operating and general and administrative expenses of $88.5 million for the three months ended December 29, 2007 were $8.1 million, or 8.4%, lower than the first quarter of fiscal 2007.

From a cash flow perspective, despite the sustained period of high commodity prices, we continue to fund working capital requirements from cash on hand and have not borrowed under our working capital facility since April 2006. We ended the first quarter of fiscal 2008 with approximately $79.0 million in cash on hand and are well positioned as we advance into the second and third fiscal quarters in which cash flows from operations are typically the highest as customers pay for product purchased during the winter heating season. On the strength of these earnings and cash flows, our Board of Supervisors declared the sixteenth increase (since 1999) in our quarterly distribution from $0.75 to $0.7625 per Common Unit, or from $3.00 to $3.05 on an annualized basis. This increase, the seventh consecutive quarter in which we have increased the annualized rate by at least $0.05 per Common Unit, equates to an increase of 10.9% since the first quarter of fiscal 2007.

Looking ahead to the remainder of fiscal 2008, we expect that the high commodity price environment will continue to present challenges in each of our markets and will also continue to affect customer buying habits, thus having a possible negative impact on sales volumes. However, the shift to more seasonable temperatures in December 2007 and a sustained period of seasonable weather for the second quarter of fiscal 2008 would be expected to mitigate a portion of the negative affects from customer conservation. Nonetheless, we believe that our flexible cost structure, focus on operating efficiencies and financial strength are all factors that will help us effectively manage through the challenging operating environment, regardless of the weather.

Our anticipated cash requirements for the remainder of fiscal 2008 include: (i) maintenance and growth capital expenditures of approximately $18.4 million; (ii) interest payments of approximately $21.5 million; and (iii) cash distributions of approximately $74.9 million to our Common Unitholders based on the most recently increased quarterly distribution rate of $0.7625 per Common Unit. Based on our current estimates of cash flow from operations and our cash position at the end of the first quarter of fiscal 2008, we do not anticipate the need to borrow under the working capital facility of our Revolving Credit Agreement to meet our working capital requirements for the remainder of fiscal 2008. Our Revolving Credit Agreement provides a working capital facility with available revolving borrowing capacity up to $175.0 million (unused borrowing capacity of $124.0 million after considering outstanding letters of credit of $51.0 million as of December 29, 2007).

Results of Operations

Three Months Ended December 29, 2007 Compared to Three Months Ended December 30, 2006

Revenues

(Dollars in thousands)	Three Months Ended			Percent
	December 29, 2007	December 30, 2006	Increase / (Decrease)	Increase / (Decrease)
Revenues
Propane	$307,325	$285,800	$21,525	7.5%
Fuel oil and refined fuels	78,035	68,870	9,165	13.3%
Natural gas and electricity	23,983	22,745	1,238	5.4%
Services	14,472	18,459	(3,987)	(21.6%)
All other	1,294	2,034	(740)	(36.4%)
Total revenues	$425,109	$397,908	$27,201	6.8%

Total revenues increased $27.2 million, or 6.8%, to $425.1 million for the three months ended December 29, 2007 compared to $397.9 million for the three months ended December 30, 2006, as lower volumes were offset by higher average selling prices associated with higher product costs. Volumes were lower than the prior year first quarter due to ongoing customer conservation resulting from the historically high commodity prices, significantly warmer than normal temperatures at the start of the fiscal 2008 first quarter, as well as, to a lesser extent, the effects of eliminating certain lower margin accounts which occurred throughout much of the prior year.

Revenues from the distribution of propane and related activities of $307.3 million in the first quarter of fiscal 2008 increased $21.5 million, or 7.5%, compared to $285.8 million in the prior year quarter, primarily due to higher average selling prices, partially offset by lower volumes which were attributable to ongoing customer conservation. Retail propane gallons sold in the first quarter of fiscal 2008 decreased 9.9 million gallons, or 8.1%, to 111.9 million gallons from 121.8 million gallons in the prior year quarter. The average posted price of propane during the first quarter of fiscal 2008 increased approximately 58.2% compared to the average posted prices in the prior year quarter, while our average propane selling prices in the first quarter of fiscal 2008 increased approximately 22.5% compared to the prior year quarter. Additionally, included within the propane segment are revenues from wholesale and risk management activities of $7.5 million for the three months ended December 29, 2007 which decreased $11.9 million compared to the prior year quarter.

Revenues from the distribution of fuel oil and refined fuels of $78.0 million in the first quarter of fiscal 2008 increased $9.2 million, or 13.3%, from $68.9 million in the prior year quarter, primarily due to higher average selling prices, partially offset by lower volumes. Fuel oil and refined fuels gallons sold in the first quarter of fiscal 2008 decreased 4.9 million gallons, or 17.2%, to 23.6 million gallons from 28.5 million gallons in the prior year quarter. Lower volumes in our fuel oil and refined fuels segment were attributable to the impact of ongoing customer conservation from continued high energy prices combined with our decision to exit certain lower margin diesel and gasoline businesses. Our decision to exit the majority of our low sulfur diesel and gasoline businesses resulted in a reduction in volumes in the fuel oil and refined fuels segment of approximately 2.3 million gallons, or 46.9% of the total volume decline, in the first quarter of fiscal 2008 compared to the prior year quarter. The average posted price of fuel oil during the first quarter of fiscal 2008 increased approximately 46.2% compared to the average posted prices in the prior year quarter, while our average selling prices in our fuel oil and refined fuels segment increased approximately 36.9% compared to the prior year quarter.

Revenues in our natural gas and electricity segment increased $1.2 million, or 5.4%, to $24.0 million for the three months ended December 29, 2007 compared to $22.7 million in the prior year quarter as a result of higher average selling prices for both electricity and natural gas, partially offset by lower electricity and natural gas volumes. Revenues in our services segment decreased 21.6% to $14.5 million in the first quarter of fiscal 2008 from

$18.5 million in the prior year quarter as a result of the decision to reduce the level of certain installation activities. The focus of our ongoing service offerings are in support of our existing core commodity segments.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended			Percent
	December 29, 2007	December 30, 2006	Increase / (Decrease)	Increase / (Decrease)
Cost of products sold
Propane	$187,903	$158,473	$29,430	18.6%
Fuel oil and refined fuels	65,634	47,457	18,177	38.3%
Natural gas and electricity	19,751	18,304	1,447	7.9%
Services	3,865	5,677	(1,812)	(31.9%)
All other	562	963	(401)	(41.6%)
Total cost of products sold	$277,715	$230,874	$46,841	20.3%
As a percent of total revenues	65.3%	58.0%

The cost of products sold reported in the consolidated statements of operations represents the weighted average unit cost of propane and fuel oil sold, including transportation costs to deliver product from our supply points to storage or to our customer service centers. Cost of products sold also includes the cost of natural gas and electricity, as well as the cost of appliances and related parts sold or installed by our customer service centers computed on a basis that approximates the average cost of the products. Unrealized (non-cash) gains or losses from changes in the fair value of derivative instruments that are not designated as cash flow hedges are recorded in each quarterly reporting period within cost of products sold. Cost of products sold is reported exclusive of any depreciation and amortization; these amounts are reported separately within the condensed consolidated statements of operations.

Cost of products sold increased $46.8 million, or 20.3%, to $277.7 million for the three months ended December 29, 2007 compared to $230.9 million in the prior year quarter. The increase was primarily attributable to the dramatic rise in product costs, and to a lesser extent, the aforementioned favorable market conditions that contributed $11.7 million of incremental margin opportunities in the prior year first quarter that were not present in the first quarter of fiscal 2008. Cost of products sold in the fiscal 2008 first quarter included a $2.7 million unrealized (non-cash) loss representing the net change in the fair value of derivative instruments during the period, compared to a $1.0 million unrealized (non-cash) loss in the prior year quarter resulting in an increase of $1.7 million in cost of products sold for the three months ended December 29, 2007 compared to the prior year quarter.

Cost of products sold associated with the distribution of propane and related activities of $187.9 million increased $29.4 million, or 18.6%, compared to the prior year quarter. Higher average propane costs resulted in an increase of $39.2 million in cost of products sold during the first quarter of fiscal 2008 compared to the prior year quarter. The impact of the sharp increase in commodity prices was partially offset by lower propane volumes which resulted in an $11.5 million decrease in cost of products sold during the first quarter of fiscal 2008 compared to the prior year quarter. The net change in the fair value of derivative instruments during the period resulted in a $1.7 million increase in cost of products sold compared to the prior year.

Cost of products sold associated with our fuel oil and refined fuels segment of $65.6 million increased $18.2 million, or 38.3%, compared to the prior year quarter. Higher average fuel oil costs resulted in an increase of $27.5 million in cost of products sold during the first quarter of fiscal 2008 compared to the prior year quarter. The year-over-year comparison of cost of products sold associated with our fuel oil and refined fuels segment was negatively affected by the favorable market conditions during the fiscal 2007 first quarter that resulted in incremental margin in the prior year that was not present during the first quarter of fiscal 2008, as described above. This increase was partially offset by lower fuel oil sales volumes, which resulted in a $9.3 million decrease in cost of products sold during the first quarter of fiscal 2008 compared to the prior year quarter.

Cost of products sold in our natural gas and electricity segment of $19.8 million increased $1.4 million, or 7.9%, compared to the prior year quarter primarily due to higher average electricity costs. Cost of products sold in our services segment of $3.9 million decreased $1.8 million, or 31.9%, compared to the prior year quarter primarily due to lower sales volumes.

For the quarter ended December 29, 2007, total cost of products sold represented 65.3% of revenues compared to 58.0% in the prior year quarter. This increase was primarily attributable to the significant increase in product costs, as well as the favorable market conditions discussed above that contributed $11.7 of incremental margin opportunities in the prior year first quarter that were not present in the first quarter of fiscal 2008.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	December 29, 2007	December 30, 2006	Decrease	Percent Decrease
Operating expenses	$79,343	$83,675	$(4,332)	(5.2%)
As a percent of total revenues	18.7%	21.0%

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

Operating expenses of $79.3 million for the three months ended December 29, 2007 decreased $4.3 million, or 5.2%, compared to $83.7 million in the prior year quarter as a result of our continued efforts to drive operational efficiencies and reduce costs across all operating segments. Payroll and benefit related expenses declined $3.7 million due to lower headcount, as well as lower variable compensation associated with lower earnings in the first quarter of fiscal 2008 compared to the prior year. In addition, vehicle expenditures and other costs to operate our customer service centers decreased $0.6 million.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	December 29, 2007	December 30, 2006	Decrease	Percent Decrease
General and administrative expenses	$9,203	$12,902	$(3,699)	(28.7%)
As a percent of total revenues	2.2%	3.2%

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

General and administrative expenses of $9.2 million for the three months ended December 29, 2007 decreased $3.7 million, or 28.7%, compared to $12.9 million during the prior year quarter. The decrease was primarily attributable to a $1.2 million reduction in payroll and benefit related expenses associated with lower headcount, as well as a $2.5 million reduction in variable compensation resulting from lower earnings in the first quarter of fiscal 2008 compared to the prior year quarter and the reduction of compensation costs recognized under certain long-term incentive plans.

Restructuring Charges and Severance Costs. We did not record any restructuring charges for the three months ended December 29, 2007. For the three months ended December 30, 2006, we recorded a charge of $0.4 million primarily related to employee termination costs incurred as a result of further refinements to our plan to restructure our services business segment.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	December 29, 2007	December 30, 2006	Increase	Percent Increase
Depreciation and amortization	$7,059	$7,010	$49	0.7%
As a percent of total revenues	1.7%	1.8%

Depreciation and amortization expense of $7.1 million for the three months ended December 29, 2007 was relatively unchanged compared to the prior year quarter.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	December 29, 2007	December 30, 2006	Decrease	Percent Decrease
Interest expense, net	$8,388	$9,216	$(828)	(9.0%)
As a percent of total revenues	2.0%	2.3%

Net interest expense decreased $0.8 million, or 9.0%, to $8.4 million for the three months ended December 29, 2007, compared to $9.2 million in the prior year quarter as a result of additional interest earned on the higher level of invested cash. As has been the case since April 2006, there were no borrowings under our working capital facility as seasonal working capital needs have been funded through increased cash flow from operations. We ended the first quarter of fiscal 2008 in a strong cash position with approximately $79.0 million in cash on the condensed consolidated balance sheet.

Discontinued Operations. On October 2, 2007, the Operating Partnership completed the sale of its Tirzah, South Carolina underground granite propane storage cavern, and associated 62-mile pipeline, for approximately $53.7 million in cash, after taking into account certain adjustments. As a result of this sale, we reported a $43.7 gain on disposal of discontinued operations in the first quarter of fiscal 2008. The results of operations from the Tirzah facilities have been reported within discontinued operations on the condensed consolidated statements of operations for the first quarter of fiscal 2007 and the assets and liabilities have been classified as held for sale on the condensed consolidated balance sheet as of September 29, 2007.

We continuously evaluate our existing operations to identify opportunities to optimize the return on assets employed and selectively divest operations in slower growing or non-strategic markets and seek to reinvest in markets that are considered to present more opportunities for growth. In line with that strategy, during the first quarter of fiscal 2007, in a non-cash transaction, we disposed of nine customer service centers considered to be non-strategic in exchange for three customer service centers of another company located in Alaska. We reported a $1.0 million gain within discontinued operations in the first quarter of fiscal 2007 for the amount by which the fair value of assets relinquished exceeded the carrying value of the assets relinquished.

Net Income and EBITDA. Net income amounted to $85.4 million, or $2.61 per Common Unit, an increase of $30.7 million compared to the prior year quarter of $54.7 million, or $1.70 per Common Unit. EBITDA (as defined and reconciled below) for the first quarter of fiscal 2008 amounted to $102.6 million, an increase of $30.8 million compared to $71.8 million in the prior year quarter.

EBITDA represents income before deducting interest expense, income taxes, depreciation and amortization. Our management uses EBITDA as a measure of liquidity and we disclose it because we believe that it provides our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. In addition, certain of our incentive compensation plans covering executives and other employees utilize EBITDA as the performance target. Moreover, our Revolving Credit Agreement requires us to use EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA is not a recognized term under GAAP and should not be considered as an alternative to net income or net cash used in operating activities determined in accordance with GAAP. Because EBITDA as determined by us excludes some, but not all, items that affect net income, it may not be comparable to EBITDA or similarly titled measures used by other companies.

The following table sets forth (i) our calculations of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash used in operating activities:

(Dollars in thousands)	Three Months Ended
	December 29, 2007	December 30, 2006
Net income	$85,429	$54,654
Add:
Provision for income taxes - current and deferred	1,679	762
Interest expense, net	8,388	9,216
Depreciation and amortization - continuing operations	7,059	7,010
Depreciation and amortization - discontinued operations	—	126
EBITDA	102,555	71,768
Add (subtract):
Provision for income taxes - current	(402)	(762)
Interest expense, net	(8,388)	(9,216)
Compensation cost recognized under Restricted Unit Plan	(67)	1,297
Gain on disposal of property, plant and equipment, net	(1,429)	(247)
Gain on disposal of discontinued operations	(43,707)	(1,002)
Changes in working capital and other assets and liabilities	(90,515)	(67,731)
Net cash used in operating activities	$(41,953)	$(5,893)

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Due to the seasonal nature of the propane and fuel oil businesses, cash flows from operating activities are greater during the winter and spring seasons (our second and third fiscal quarters) as customers pay for products purchased during the heating season. For the three months ended December 29, 2007, net cash used in operating activities was $42.0 million compared to net cash used in operating activities of $5.9 million for the first three months of the prior year. The increase in net cash used in operating activities was primarily attributable to the significant rise in propane and fuel oil commodity prices that resulted in a significantly larger investment in working capital in comparison to the first quarter of fiscal 2007. Despite the higher working capital requirements driven by the higher commodity price environment, we continue to fund working capital through operating cash flow without the need to access the working capital facility of our Revolving Credit Agreement. In addition, the increased investment in working capital was also attributable to the payment of variable compensation during the first quarter of fiscal 2008 in respect of fiscal 2007 earnings compared to lower variable compensation paid during the first quarter of the prior fiscal year in respect of fiscal 2006.

Investing Activities. Net cash provided by investing activities of $48.9 million for the three months ended December 29, 2007 consists of the net proceeds from the sale of discontinued operations of $53.7 million and the net proceeds from the sale of property, plant and equipment of $1.7 million, partially offset by capital expenditures of $6.5 million (including $2.1 million for maintenance expenditures and $4.4 million to support the growth of operations). Net cash used in investing activities of $6.7 million for the three months ended December 30, 2006 consists of capital expenditures of $8.2 million (including $2.2 million for maintenance expenditures and $6.0 million to support the growth of operations), partially offset by the net proceeds from the sale of property, plant and equipment of $1.5 million.

Financing Activities. Net cash used in financing activities for the three months ended December 29, 2007 of $24.5 million reflects quarterly distributions to Common Unitholders at a rate of $0.75 per Common Unit paid in respect of the fourth quarter of fiscal 2007. Net cash used in financing activities for the three months ended December 30, 2006 of $21.6 million reflects quarterly distributions to Common Unitholders at a rate of $0.6625 per Common Unit paid in respect of the fourth quarter of fiscal 2006.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

Our long-term borrowings and revolving credit lines consist of $425.0 million in 6.875% senior notes due December 2013 (the “2003 Senior Notes”) and a Revolving Credit Agreement at the Operating Partnership level which provides a five-year $125.0 million term loan due March 31, 2010 (the “Term Loan”) and a separate working capital facility which provides available credit up to $175.0 million. There were no outstanding borrowings under the working capital facility as of September 29, 2007. There have been no borrowings under our working capital facility since April 2006. We have standby letters of credit issued under the working capital facility of the Revolving Credit Agreement in the aggregate amount of $51.0 million in support of retention levels under our self-insurance programs and certain lease obligations. Therefore, as of September 29, 2007 we had available borrowing capacity of $124.0 million under the working capital facility of the Revolving Credit Agreement. Additionally, under the Revolving Credit Agreement our Operating Partnership is authorized to incur additional indebtedness of up to $10.0 million in connection with capital leases and up to $20.0 million in short-term borrowings during the period from December 1 to April 1 in each fiscal year in order to meet working capital needs during periods of peak demand, if necessary. Because of our cash position, operating results and cash flow, we did not make any such short-term borrowings during the first quarter of fiscal 2008.

The 2003 Senior Notes mature on December 15, 2013 and require semi-annual interest payments. We are permitted to redeem some or all of the 2003 Senior Notes any time on or after December 15, 2008 at redemption prices specified in the indenture governing the 2003 Senior Notes. In addition, the 2003 Senior Notes have a change of control provision that would require us to offer to repurchase the notes at 101% of the principal amount repurchased, if the holders of the notes elected to exercise the right of repurchase. Borrowings under the Revolving Credit Agreement, including the Term Loan, bear interest at a rate based upon LIBOR plus an applicable margin. An annual facility fee ranging from 0.375% to 0.50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur.

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

Under the Revolving Credit Agreement, our Operating Partnership must maintain a leverage ratio (the ratio of total debt to EBITDA) of less than 4.0 to 1 and an interest coverage ratio (the ratio of EBITDA to interest expense) of greater than 2.5 to 1 at the Partnership level. The Revolving Credit Agreement and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to our Operating Partnership and us, respectively. These covenants include (i) restrictions on the incurrence of additional indebtedness and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. We were in compliance with all covenants and terms of all of our debt agreements as of December 29, 2007 and September 29, 2007.

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

On January 24, 2008, we announced a quarterly distribution of $0.7625 per Common Unit, or $3.05 on an annualized basis, in respect of the first quarter of fiscal 2008 payable on February 12, 2008 to holders of record on February 5, 2008. This quarterly distribution included an increase of $0.0125 per Common Unit, or $0.05 per Common Unit on an annualized basis, representing the sixteenth increase since our recapitalization in 1999 and a 10.9% increase in the quarterly distribution rate since the first quarter of the prior year.

Debt Obligations and Other Commitments

The following table presents short-term and long-term debt obligations, cash interest and future minimum rental commitments due under noncancelable operating lease agreements as of December 29, 2007. For purposes of determining cash interest due under the Term Loan, a variable interest debt instrument, we have used the interest rate in effect as of December 29, 2007, taking into consideration the impact of the interest rate swap described above.

(Dollars in thousands)	Payments due by period
	Remainder of Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012 and thereafter	Total
Short-term and long-term debt	$—	$—	$125,000	$—	$425,000	$550,000
Future interest payments	21,500	38,406	36,109	29,219	73,047	198,281
Operating leases	9,516	9,592	6,894	4,343	4,652	34,997
Total debt obligations, cash interest and lease commitments	$31,016	$47,998	$168,003	$33,562	$502,699	$783,278

Additionally, we have standby letters of credit in the aggregate amount of $51.0 million, in support of retention levels under our casualty insurance programs and certain lease obligations, which expire periodically through October 25, 2008.

We lease certain property, plant and equipment for various periods under noncancelable operating leases, including approximately 53% of our vehicle fleet, approximately 25% of our customer service centers and portions of our information systems equipment. Future minimum rental commitments under noncancelable operating lease agreements as of December 29, 2007 are presented in the table above.

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. At December 29, 2007, the fair value of the plan assets exceeded the accumulated benefit obligation of the plan by $5.6 million, which was recognized on the balance sheet as an asset. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000. At December 29, 2007, we had accrued retiree health and life benefits of $24.3 million.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At December 29, 2007, we had accrued insurance liabilities of $38.8 million, net of a $9.3 million asset related to the amount of the liability expected to be covered by insurance carriers.

Off-Balance Sheet Arrangements

Guarantees

We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2014. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $14.0 million as of December 29, 2007. The fair value of residual value guarantees for outstanding operating leases was de minimis as of December 29, 2007 and September 29, 2007.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS 157 will be effective for fiscal years beginning after November 15, 2007, which will be our 2009 fiscal year beginning September 28, 2008. We are currently in the process of evaluating the impact that SFAS 157 may have on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which will be our 2009 fiscal year beginning September 28, 2008. We are currently in the process of evaluating the impact that SFAS 159 may have on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in an entity’s subsidiary and alters the way the consolidated income statement is presented. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, which will be the Partnership’s 2010 fiscal year beginning September 27, 2009. As of December 29, 2007, the Partnership has no outstanding noncontrolling interests in any subsidiary; accordingly, the adoption of SFAS 160 should not have any impact on the Partnership’s consolidated financial position, results of operations and cash flows.

Also in December 2007, the FASB issued a revised SFAS No. 141 “Business Combinations” (“SFAS 141R”). Among other things, SFAS 141R requires an entity to recognize acquired assets, liabilities assumed and any noncontrolling interest at their respective fair values as of the acquisition date, as well as clarified how goodwill involved in a business combination is to be recognized and measured. SFAS 141R is effective for business combinations entered into in fiscal years beginning on or after December 15, 2008, which will be the Partnership’s 2010 fiscal year beginning September 27, 2009, with early adoption prohibited.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We enter into product supply contracts that are generally one-year agreements subject to annual renewal, and also purchase product on the open market. Our propane supply contracts typically provide for pricing based upon index formulas using the posted prices established at major supply points such as Mont Belvieu, Texas, or Conway, Kansas (plus transportation costs) at the time of delivery. In addition, to supplement our annual purchase requirements, we may utilize forward fixed price purchase contracts to acquire a portion of the propane that we resell to our customers, which allows us to manage our exposure to unfavorable changes in commodity prices and to ensure adequate physical supply. The percentage of contract purchases, and the amount of supply contracted for under forward contracts at fixed prices, will vary from year to year based on market conditions. In certain instances, and when market conditions are favorable as was the case in the fuel oil market during the first half of fiscal 2007, we are able to purchase product under our supply arrangements at a discount to the market.

Product cost changes can occur rapidly over a short period of time and can impact profitability. We attempt to reduce commodity price risk by pricing product on a short-term basis. The level of priced, physical product maintained in storage facilities and at our customer service centers for immediate sale to our customers will vary depending on several factors, including, but not limited to, price, availability of supply, and demand for a given time of the year. Typically, our on hand priced position does not exceed more than four weeks of our supply needs and, during the peak heating season, typically not more than two weeks of supply is maintained in inventory. In the course of normal operations, we routinely enter into contracts such as forward priced physical contracts for the purchase or sale of propane and fuel oil that, under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”) qualify for and are designated as a normal purchase or normal sale contracts. Such contracts are exempted from the fair value accounting requirements of SFAS 133 and are accounted for at the time product is purchased or sold under the related contract.

Under our hedging and risk management strategies, we enter into a combination of exchange-traded futures and option contracts, forward contracts and, in certain instances, over-the-counter options (collectively, “derivative instruments”) to manage the price risk associated with priced, physical product and with future purchases of the commodities used in our operations, principally propane and fuel oil, as well as to ensure the availability of product during periods of high demand. Futures and forward contracts require that we sell or acquire propane or fuel oil at a fixed price for delivery at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane or fuel oil at a specified price during a specified time period. However, the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of the product to the respective party or are settled by the payment of a net amount equal to the difference between the then current price and the fixed contract price or options exercise price. To the extent that we utilize derivative instruments to manage exposure to commodity price risk and commodity prices move adversely in relation to the contracts, we could suffer losses on those derivative instruments when settled. Conversely, if prices move favorably, we could realize gains.

As a result of various market factors during the first half of fiscal 2007, particularly commodity price volatility during the first four months of the fiscal year, we experienced additional margin opportunities due to favorable pricing under certain supply arrangements and from our hedging and risk management activities. These market conditions generated additional operating profit of approximately $11.7 million during the three months ended December 30, 2006 compared to the first quarter of fiscal 2008. Supply and risk management transactions may not always result in increased product margins and there can be no assurance that the favorable market conditions that contributed to incremental margin during the first quarter of fiscal 2007 will be present in the future. These favorable market conditions and resulting incremental margin opportunities were not present during the fiscal 2008 first quarter.

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

Credit Risk

Futures and fuel oil options are guaranteed by the NYMEX and, as a result, have minimal credit risk. We are subject to credit risk with over-the-counter, forward and propane option contracts to the extent the counterparties do not perform. We evaluate the financial condition of each counterparty with which we conduct business and establish credit limits to reduce exposure to the risk of non-performance by our counterparties.

Interest Rate Risk

A portion of our long-term borrowings bear interest at a variable rate based upon either LIBOR or Wachovia National Bank’s prime rate, plus an applicable margin depending on the level of our total leverage. Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. On March 31, 2005, we entered into a $125.0 million interest rate swap contract in conjunction with the Term Loan facility under the Revolving Credit Agreement. The interest rate swap is being accounted for under SFAS 133 and has been designated as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized in other comprehensive income until the hedged item is recognized in earnings. At December 29, 2007, the fair value of the interest rate swap was ($2.4) million representing an unrealized loss and is included within other liabilities with a corresponding debit in OCI.

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

At December 29, 2007, the fair value of derivative instruments described above resulted in derivative assets (unrealized gains) of $4.8 million included within prepaid expenses and other current assets and derivative liabilities (unrealized losses) of $2.2 million included within other current liabilities. Cost of products sold included unrealized (non-cash) losses of $2.7 million and $1.0 million for the three months ended December 29, 2007 and December 30, 2006, respectively, attributable to the change in fair value of derivative instruments not designated as cash flow hedges.

Sensitivity Analysis

In an effort to estimate our exposure to unfavorable market price changes in propane or fuel oil, a sensitivity analysis of open positions as of December 29, 2007 was performed. Based on this analysis, a hypothetical 10% adverse change in market prices for each of the future months for which a futures, forward and/or option contract exists indicates either a reduction in potential future gains or potential losses in future earnings of $5.8 million as of December 29, 2007. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 29, 2007.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of December 29, 2007. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of December 29, 2007, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

(b) There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 29, 2007 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to Part I, Item 1, Note 11 of this Quarterly Report for the three months ended December 29, 2007, concerning a settlement of an outstanding product liability claim.

ITEM 6.	EXHIBITS
(a)	Exhibits

10.1	Suburban Propane Partners, L.P. 2000 Restricted Unit Plan, as amended and restated effective October 17, 2006 and as further amended on July 31, 2007, October 31, 2007 and January 24, 2008.

10.2	Suburban Propane, L.P. 2003 Long Term Incentive Plan, as amended on October 17, 2006 and as further amended on July 31, 2007, October 31, 2007 and January 24, 2008.

10.3	Suburban Propane, L.P. Severance Protection Plan, as amended on January 24, 2008.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUBURBAN PROPANE PARTNERS, L.P.
February 7, 2008	By:	/s/ MICHAEL A. STIVALA
Date		Michael A. Stivala Chief Financial Officer and Chief Accounting Officer

February 7, 2008	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin Controller