Form 10-Q
period 2008-03-29
SUBURBAN PROPANE PARTNERS LP
filed 2008-05-08
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 29, 2008

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

This Quarterly Report on Form 10-Q contains forward-looking statements (“Forward-Looking Statements”) as defined in the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, relating to future business expectations and predictions of financial condition and results of operations of Suburban Propane Partners, L.P. (the “Partnership”). Some of these statements can be identified by the use of forward-looking terminology such as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “anticipates,” “expects” or “plans” or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements (statements contained in this Quarterly Report identifying such risks and uncertainties are referred to as “Cautionary Statements”). The risks and uncertainties and their impact on the Partnership’s results include, but are not limited to, the following risks:

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

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 29, 2008	September 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$100,803	$96,586
Accounts receivable, less allowance for doubtful accounts of $7,462 and $5,041, respectively	175,252	71,607
Inventories	81,205	81,246
Assets held for sale	—	11,221
Prepaid expenses and other current assets	27,605	21,551
Total current assets	384,865	282,211
Property, plant and equipment, net	371,694	374,641
Goodwill	276,038	277,559
Other intangible assets, net	17,129	18,242
Pension asset	5,714	5,547
Other assets	16,578	17,018
Total assets	$1,072,018	$975,218
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$77,014	$56,999
Accrued employment and benefit costs	27,512	41,702
Accrued insurance	10,480	13,880
Customer deposits and advances	21,537	61,731
Accrued interest	8,649	8,546
Liabilities associated with assets held for sale	—	1,291
Other current liabilities	19,838	12,261
Total current liabilities	165,030	196,410
Long-term borrowings	548,655	548,538
Postretirement benefits obligation	21,972	22,193
Accrued insurance	33,240	36,428
Other liabilities	9,939	5,372
Total liabilities	778,836	808,941
Commitments and contingencies
Partners’ capital:
Common Unitholders (32,725 and 32,674 units issued and outstanding at March 29, 2008 and September 29, 2007, respectively)	339,376	208,230
Deferred compensation	—	5,660
Common Units held in trust, at cost	—	(5,660)
Accumulated other comprehensive loss	(46,194)	(41,953)
Total partners’ capital	293,182	166,277
Total liabilities and partners’ capital	$1,072,018	$975,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007
Revenues
Propane	$422,376	$391,236
Fuel oil and refined fuels	114,312	111,215
Natural gas and electricity	38,203	36,455
Services	11,096	14,671
All other	1,110	1,534
	587,097	555,111
Costs and expenses
Cost of products sold	380,757	327,347
Operating	79,697	88,553
General and administrative	15,161	15,693
Restructuring charges and severance costs	—	1,100
Depreciation and amortization	7,107	7,446
	482,722	440,139
Income before interest expense and provision for income taxes	104,375	114,972
Interest expense, net	9,418	9,322

Income before provision for income taxes	94,957	105,650
Provision for income taxes - current and deferred	434	378

Income from continuing operations	94,523	105,272
Discontinued operations:
Income from discontinued operations	—	588

Net income	$94,523	$105,860

Income per Common Unit - basic
Income from continuing operations	$2.89	$3.22
Discontinued operations	—	0.02
Net income	$2.89	$3.24
Weighted average number of Common Units outstanding - basic	32,725	32,673

Income per Common Unit - diluted
Income from continuing operations	$2.87	$3.20
Discontinued operations	—	0.02
Net income	$2.87	$3.22
Weighted average number of Common Units outstanding - diluted	32,959	32,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Six Months Ended
	March 29, 2008	March 31, 2007
Revenues
Propane	$729,701	$677,036
Fuel oil and refined fuels	192,347	180,085
Natural gas and electricity	62,186	59,200
Services	25,568	33,130
All other	2,404	3,568
	1,012,206	953,019
Costs and expenses
Cost of products sold	658,472	558,221
Operating	159,040	172,228
General and administrative	24,364	28,595
Restructuring charges and severance costs	—	1,485
Depreciation and amortization	14,166	14,456
	856,042	774,985
Income before interest expense and provision for income taxes	156,164	178,034
Interest expense, net	17,806	18,538

Income before provision for income taxes	138,358	159,496
Provision for income taxes - current and deferred	2,113	1,140

Income from continuing operations	136,245	158,356
Discontinued operations:
Income from discontinued operations	—	1,156
Gain on disposal of discontinued operations	43,707	1,002

Net income	$179,952	$160,514

Income per Common Unit - basic
Income from continuing operations	$4.16	$4.88
Discontinued operations	1.34	0.07
Net income	$5.50	$4.95
Weighted average number of Common Units outstanding - basic	32,716	32,433

Income per Common Unit - diluted
Income from continuing operations	$4.14	$4.86
Discontinued operations	1.33	0.07
Net income	$5.47	$4.93
Weighted average number of Common Units outstanding - diluted	32,926	32,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 29, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$179,952	$160,514
Adjustments to reconcile net income to net cash provided by operations:
Depreciation expense - continuing operations	13,052	13,376
Depreciation expense - discontinued operations	—	250
Amortization of intangible assets	1,114	1,080
Amortization of debt origination costs	664	664
Compensation cost recognized under Restricted Unit Plan	686	1,160
Amortization of discount on long-term borrowings	117	117
Gain on disposal of discontinued operations	(43,707)	(1,002)
Gain on disposal of property, plant and equipment, net	(1,712)	(2,062)
Deferred tax provision	1,521	—
Changes in assets and liabilities:
(Increase) in accounts receivable	(103,645)	(79,259)
Decrease in inventories	41	13,939
(Increase) in prepaid expenses and other current assets	(6,693)	(12,216)
Increase in accounts payable	20,015	14,348
(Decrease) increase in accrued employment and benefit costs	(14,190)	1,862
(Decrease) in customer deposits and advances	(40,194)	(36,213)
Increase in other accrued liabilities	4,280	5,776
Decrease in other noncurrent assets	1,296	217
(Decrease) in other noncurrent liabilities	(4,210)	(1,324)
Net cash provided by operating activities	8,387	81,227

Cash flows from investing activities:
Capital expenditures	(11,084)	(13,199)
Proceeds from sale of property, plant and equipment	2,691	4,488
Proceeds from sale of discontinued operations	53,715	—
Net cash provided by (used in) investing activities	45,322	(8,711)

Cash flows from financing activities:
Partnership distributions	(49,492)	(44,101)
Net cash (used in) financing activities	(49,492)	(44,101)

Net increase in cash and cash equivalents	4,217	28,415
Cash and cash equivalents at beginning of period	96,586	60,571
Cash and cash equivalents at end of period	$100,803	$88,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Number of Common Units	Common Unitholders	Deferred Compensation	Common Units Held in Trust	Accumulated Other Comprehensive (Loss)	Total Partners’ Capital	Comprehensive Income
Balance at September 29, 2007	32,674	$208,230	$5,660	$(5,660)	$(41,953)	$166,277
Net income		179,952				179,952	$179,952
Other comprehensive income:
Net unrealized losses on cash flow hedges					(4,486)	(4,486)	(4,486)
Reclassification of realized gains on cash flow hedges into earnings					(1,197)	(1,197)	(1,197)
Amortization of net actuarial losses and prior service credits into earnings					1,442	1,442	1,442
Comprehensive income							$175,711
Partnership distributions		(49,492)				(49,492)
Common Units issued under Restricted Unit Plan	51
Distribution of Common Units held in trust			(5,660)	5,660		—
Compensation cost recognized under Restricted Unit Plan, net of forfeitures		686				686
Balance at March 29, 2008	32,725	$339,376	$—	$—	$(46,194)	$293,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per unit amounts)

(unaudited)

1. Partnership Organization

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 32,725,383 Common Units outstanding at March 29, 2008. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), adopted on October 19, 2006 following approval by Common Unitholders at the Partnership’s Tri-Annual Meeting and as thereafter amended by the Board of Supervisors on July 31, 2007, pursuant to the authority granted to the Board in the Partnership Agreement. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

On December 23, 2003, the Partnership acquired substantially all of the assets and operations of Agway Energy Products, LLC, Agway Energy Services, Inc. and Agway Energy Services PA, Inc. (collectively referred to as “Agway Energy”) pursuant to an asset purchase agreement dated November 10, 2003 (the “Agway Acquisition”). The operations of Agway Energy consisted of the distribution and marketing of propane, fuel oil and other refined fuels, as well as the marketing of natural gas and electricity.

On November 21, 2003, Suburban Heating Oil Partners, LLC, a subsidiary of HomeTown Hearth & Grill, was formed to acquire the assets of and operate the fuel oil and refined fuels and service businesses of Agway Energy. In addition, Agway Energy Services, LLC, also a subsidiary of HomeTown Hearth & Grill, was formed to acquire and operate the natural gas and electricity marketing business of Agway Energy.

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

On the date that futures, forward and option contracts are entered into, other than those designated as normal purchases or normal sales, the Partnership makes a determination as to whether the derivative instrument qualifies for designation as a hedge. Changes in the fair value of derivative instruments are recorded each period in current period earnings or other comprehensive income (loss) (“OCI”), depending on whether the derivative instrument is designated as a hedge and, if so, the type of hedge. For derivative instruments designated as cash flow hedges, the Partnership formally assesses, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in OCI to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of cash flow hedges used to hedge future purchases are recognized in cost of products sold immediately. Changes in the fair value of derivative instruments that are not designated as cash flow hedges, and that do not meet the normal purchase and normal sale exemption under SFAS 133, are recorded within cost of products sold as they occur.

At March 29, 2008, the fair value of derivative instruments described above resulted in derivative assets of $1,696 included within prepaid expenses and other current assets and derivative liabilities of $5,832 included within other current liabilities. Cost of products sold included unrealized (non-cash) losses of $2,335 and $5,018 for the three and six months ended March 29, 2008, respectively, and unrealized (non-cash) losses of $6,584 and $7,571 for the three and six months ended March 31, 2007, respectively, attributable to the change in fair value of derivative instruments not designated as cash flow hedges.

Interest Rate Risk. A portion of the Partnership’s long-term borrowings bear interest at a variable rate based upon LIBOR, plus an applicable margin depending on the level of the Partnership’s total leverage. Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. The Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. On March 31, 2005, the Partnership entered into a $125,000 interest rate swap contract in conjunction with the Term Loan facility under the Revolving Credit Agreement. The interest rate swap is being accounted for under SFAS 133 and the Partnership has designated the interest rate swap as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized in OCI until the hedged item is recognized in earnings. At March 29, 2008, the fair value of the interest rate swap amounted to an unrealized loss of ($5,406) and is included within other liabilities with a corresponding debit in accumulated OCI.

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

4. Discontinued Operations

The Partnership continuously evaluates its existing operations to identify opportunities to optimize the return on assets employed and selectively divests operations in slower growing or non-strategic markets and seeks to reinvest in markets that are considered to present more opportunities for growth. In line with that strategy, on October 2, 2007, the Operating Partnership completed the sale of its Tirzah, South Carolina underground granite propane storage cavern, and associated 62-mile pipeline, for $53,715 in cash, after taking into account certain adjustments. The 57.5 million gallon underground storage cavern is connected to the Dixie Pipeline and provides propane storage for the eastern United States. As a result of this sale, a gain of $43,707 was reported as a gain from the disposal of discontinued operations in the Partnership’s results for the first quarter of fiscal 2008. The results of operations from the Tirzah facilities in the comparative prior year periods have been reclassified to discontinued operations on the consolidated statements of operations for the three and six months ended March 31, 2007, and the assets and liabilities were classified as held for sale on the consolidated balance sheet as of September 29, 2007.

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

5. Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	March 29, 2008	September 29, 2007
Propane, fuel oil and refined fuels	$77,287	$76,730
Natural gas	—	697
Appliances and related parts	3,918	3,819
	$81,205	$81,246

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

During the first half of fiscal 2008, the Partnership reversed $1,521 of the deferred tax asset valuation allowance, which was established through purchase accounting for the Agway Acquisition, as a reduction of goodwill. This adjustment resulted from the realization of a portion of the net operating losses established in purchase accounting for the Agway Acquisition.

Other intangible assets consist of the following:

	March 29, 2008		September 29, 2007
	Gross	Accumulated Amortization	Gross	Accumulated Amortization

Customer lists	$22,316	$(7,650)	$22,316	$(6,669)
Tradenames	1,499	(637)	1,499	(562)
Non-compete agreements	166	(143)	516	(482)
Other	1,967	(389)	1,967	(343)
	$25,948	$(8,819)	$26,298	$(8,056)

Aggregate amortization expense related to other intangible assets for the three and six months ended March 29, 2008 was $556 and $1,114, respectively, and $544 and $1,080 for the three and six months ended March 31, 2007, respectively.

Aggregate amortization expense related to other intangible assets for the remainder of fiscal 2008 and for each of the five succeeding fiscal years as of March 29, 2008 is as follows: 2008 - $1,111; 2009 - $2,220; 2010 - $2,205; 2011 - $2,205; 2012 - $1,730 and 2013 - $1,276.

7. Income Per Common Unit

Basic income per Common Unit for the three and six months ended March 29, 2008 is computed by dividing net income by the weighted average number of outstanding Common Units. Diluted income per Common Unit for the three and six months ended March 29, 2008 is computed by dividing net income by the weighted average number of outstanding Common Units and unvested Restricted Units granted under the 2000 Restricted Unit Plan.

In computing diluted income per Common Unit, weighted average units outstanding used to compute basic income per unit were increased by 233,587 and 209,818 units for the three and six months ended March 29, 2008, respectively, and 171,043 and 151,504 for the three and six months ended March 31, 2007, respectively, to reflect the potential dilutive effect of the unvested Restricted Units outstanding using the treasury stock method.

Subsequent to the GP Exchange Transaction, computations of earnings per Common Unit are performed in accordance with SFAS No. 128 “Earnings per Share” (“SFAS 128”). Prior to the GP Exchange Transaction, when the General Partner owned IDRs in the Partnership, computations of earnings per Common Unit were performed in accordance with Emerging Issues Task Force (“EITF”) consensus 03-6 “Participating Securities and the Two-Class Method Under SFAS 128” (“EITF 03-6”), when applicable. EITF 03-6 requires, among other things, the use of the two-class method of computing earnings per unit when participating securities exist. The two-class method is an earnings allocation formula that computes earnings per unit for each class of Common Unit and participating security according to distributions declared and the participating rights in undistributed earnings, as if all of the earnings were distributed to the limited partners and the general partner (inclusive of the IDRs of the General Partner which were considered participating securities for purposes of the two-class method). Net income was allocated to the Common Unitholders and the General Partner in accordance with their respective Partnership ownership interests, after giving effect to any priority income allocations for incentive distributions allocated to the General Partner. For purposes of the computation of income per Common Unit for the six months ended March 31, 2007, earnings that would have been allocated to the General Partner for the period prior to the GP Exchange Transaction were not significant.

8.	Long-Term Borrowings

Long-term borrowings consist of the following:

	March 29, 2008	September 29, 2007
Senior Notes, 6.875%, due December 15, 2013, net of unamortized discount of $1,345 and $1,462, respectively	$423,655	$423,538
Term Loan, 6.29% to 7.16%, due March 31, 2010	125,000	125,000
	$548,655	$548,538

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

Borrowings under the Revolving Credit Agreement, including the Term Loan, bear interest at a rate based upon LIBOR, plus an applicable margin or the Federal Funds rate plus 1/2 of 1%. An annual facility fee ranging from 0.375% to 0.50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of March 29, 2008 and September 29, 2007, there were no borrowings outstanding under the working capital facility of the Revolving Credit Agreement and there have been no borrowings since April 2006.

In connection with the Term Loan, the Operating Partnership also entered into an interest rate swap agreement with a notional amount of $125,000. Effective March 31, 2005 through March 31, 2010, the Operating Partnership will pay a fixed interest rate of 4.66% to the issuing lender on notional principal amount of $125,000, effectively fixing the LIBOR portion of the interest rate at 4.66%. In return, the issuing lender will pay to the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The applicable margin above LIBOR, as defined in the Revolving Credit Agreement, will be paid in addition to this fixed interest rate of 4.66%. The fair value of the interest rate swap amounted to an unrealized loss of ($5,406) and ($284) at March 29, 2008 and September 29, 2007, respectively, and is included in other liabilities with a corresponding amount included within accumulated OCI.

The Revolving Credit Agreement and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Revolving Credit Agreement, the Operating Partnership is required to maintain a leverage ratio (the ratio of total debt to EBITDA) of less than 4.0 to 1. In addition, the Operating Partnership is required to maintain an interest coverage ratio (the ratio of EBITDA to interest expense) of greater than 2.5 to 1 at the Partnership level. Under the 2003 Senior Note indenture, the Partnership is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. Under the Revolving Credit Agreement, as long as no default exists or would result, the Partnership is permitted to make cash distributions not more frequently than quarterly in an amount not to exceed available cash, as defined, for the immediately preceding fiscal quarter. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the 2003 Senior Notes and the Revolving Credit Agreement as of March 29, 2008.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, the 2003 Senior Notes and the Revolving Credit Agreement were capitalized within other assets and are being amortized on a straight-line basis over the term of the respective debt agreements. Other assets at March 29, 2008 and September 29, 2007 include debt origination costs with a net carrying amount of $5,566 and $6,230, respectively. Aggregate amortization expense related to deferred debt origination costs included within interest expense for the three months ended March 29, 2008 and March 31, 2007 was $332 and $664 for the six months ended March 29, 2008 and March 31, 2007.

The aggregate amounts of long-term debt maturities subsequent to March 29, 2008 are as follows: fiscal 2008 - $0; fiscal 2009 - $0; fiscal 2010 - $125,000; fiscal 2011 - $0; and, thereafter - $425,000.

9.	Distributions of Available Cash

The Partnership is required to make distributions to its partners no later than 45 days after the end of each fiscal quarter of the Partnership in an aggregate amount equal to its Available Cash for such quarter. Available Cash, as defined in the Partnership Agreement, generally means all cash on hand at the end of the respective fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. These reserves are retained for the proper conduct of the Partnership’s business, the payment of debt principal and interest and for distributions during the next four quarters.

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

On April 24, 2008, the Partnership announced a quarterly distribution of $0.775 per Common Unit, or $3.10 on an annualized basis, in respect of the second quarter of fiscal 2008 payable on May 13, 2008 to holders of record on May 6, 2008. This quarterly distribution included an increase of $0.0125 per Common Unit, or $0.05 per Common Unit on an annualized basis, from the previous distribution rate.

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

During the first half of fiscal 2008, the Partnership awarded 125,912 Restricted Units under the 2000 Restricted Unit Plan at an aggregate grant date fair value of $4,431. Following is a summary of activity in the 2000 Restricted Unit Plan:

	Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding September 29, 2007	383,090	$28.85
Awarded	125,912	35.19
Forfeited	(8,009)	(23.77)
Issued	(51,128)	(29.79)
Outstanding March 29, 2008	449,865	$30.61

As of March 29, 2008, $8,191 of compensation cost related to unvested Restricted Units awarded under the 2000 Restricted Unit Plan remains to be recognized in future periods. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 2 years. Compensation expense recognized under the 2000 Restricted Unit Plan, net of forfeitures, for the three and six months ended March 29, 2008 was $753 and $686, respectively, and $(137) and $1,160 for the three and six months ended March 31, 2007, respectively.

Long-Term Incentive Plan. The Partnership has a non-qualified, unfunded long-term incentive plan for officers and key employees (“LTIP-2”) which provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period. The level of compensation earned under LTIP-2 is based on the market performance of the Partnership’s Common Units on the basis of total return to Unitholders (‘‘TRU’’) compared to the TRU of a predetermined peer group composed primarily of other Master Limited Partnerships, approved by the Compensation Committee of the Board of Supervisors, over the same three-year performance period. As a result of the quarterly remeasurement of the liability for awards under LTIP-2, compensation expense for the three and six months ended March 29, 2008 was $325 and $418, respectively, and $1,748 and $3,310 for the three and six months ended March 31, 2007, respectively. As of March 29, 2008 and September 29, 2007, the Partnership had a liability included within accrued employment and benefit costs of $4,265 and $7,796, respectively, related to estimated future payments under LTIP-2.

11.	Commitments and Contingencies

Self-Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of March 29, 2008 and September 29, 2007, the Partnership had accrued insurance liabilities of $43,720 and $50,308, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within prepaid expense and other current assets or other assets related to the amount of the liability expected to be covered by insurance which amounted to $8,825 and $13,858 as of March 29, 2008 and September 29, 2007, respectively. On October 23, 2007, the Partnership reached a settlement regarding an outstanding product liability claim. The settlement resulted in a reduction of the accrued insurance liability and the corresponding asset recorded within prepaid expenses and other current assets, which represented the amount of the liability paid by the insurance companies, of approximately $4,750 during the first quarter of fiscal 2008. The Partnership is also involved in various legal actions that have arisen in the normal course of business, including those relating to commercial transactions and product liability. Management believes, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership’s financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insurance claims.

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

Estimating the extent of the Partnership’s responsibility at a particular site, and the method and ultimate cost of remediation of that site, requires making numerous assumptions. As a result, the ultimate cost to remediate any site may differ from current estimates, and will depend, in part, on whether there is additional contamination, not currently known to the Partnership, at that site. However, management believes that the Partnership’s past experience provides a reasonable basis for estimating these liabilities. As additional information becomes available, estimates are adjusted as necessary. While management does not anticipate that any such adjustment would be material to the Partnership’s financial statements, the result of ongoing or future environmental studies or other factors could alter this expectation and require recording additional liabilities. Management currently cannot determine whether the Partnership will incur additional liabilities or the extent or amount of any such liabilities. As of March 29, 2008 and September 29, 2007, the environmental reserve amounted to $1,998 and $2,578, respectively.

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

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2014. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $13,694. The fair value of residual value guarantees for outstanding operating leases was de minimis as of March 29, 2008 and September 29, 2007.

13.	Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs for the three and six months ended March 29, 2008 and March 31, 2007:

	Pension Benefits		Pension Benefits
	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Service cost	$—	$—	$—	$—
Interest cost	2,187	2,226	4,374	4,453
Expected return on plan assets	(2,270)	(2,579)	(4,540)	(5,159)
Amortization of prior service credits	—	—	—	—
Recognized net actuarial loss	844	1,329	1,688	2,658
Net periodic benefit cost	$761	$976	$1,522	$1,952

	Postretirement Benefits		Postretirement Benefits
	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007

Service cost	$2	$3	$4	$6
Interest cost	350	329	700	658
Expected return on plan assets	—	—	—	—
Amortization of prior service costs	(122)	(149)	(244)	(298)
Recognized net actuarial loss	—	—	—	—
Net periodic benefit cost	$230	$183	$460	$366

There are no projected minimum employer contribution requirements under Internal Revenue Service Regulations for fiscal 2008 under our defined benefit pension plan. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2008 is $2,200, of which $925 has been contributed during the six months ended March 29, 2008.

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

The earnings of the corporate entities that do not qualify under the Internal Revenue Code for partnership status are subject to federal and state income taxes. The Partnership’s fuel oil and refined fuels, natural gas and electricity, service, HomeTown Hearth & Grill and Suburban Franchising businesses are structured as corporate entities and, as such, are subject to corporate level income tax. However, a number of those corporate entities have experienced operating losses in recent years and, as a result, a full valuation allowance has been provided against the deferred tax assets. As such, at present, many of those entities do not report a tax provision as a result of the full valuation allowance.

As a result of the profitability of the Partnership’s fuel oil and refined fuel and natural gas and electricity businesses during the first half of fiscal 2008, the corporate entities reported taxable income which enabled utilization of net operating losses to offset the current cash tax liability. Utilization of these net operating losses resulted in a reversal of a portion of the deferred tax asset valuation allowance established in purchase accounting for the Agway Acquisition, a corresponding reduction in goodwill and, in turn, a $1,521 deferred tax provision.

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

The adoption of FIN 48 had no impact on the Partnership’s condensed consolidated balance sheet, statement of operations or cash flows. As of March 29, 2008, September 30, 2007, the date of adoption of FIN 48, and September 29, 2007, the end of the prior fiscal year, the Partnership reported no unrecognized tax benefits nor related interest and penalties in its condensed consolidated balance sheet or statement of operations.

Most of the Partnership’s corporate entities are subject to U.S. federal, state and local income tax audits by taxing authorities for years 2001 through 2007.

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

The services segment is engaged in the sale, installation and servicing of a wide variety of home comfort equipment and parts, particularly in the areas of heating and ventilation. In furtherance of the Partnership’s efforts to restructure its field operations and to focus on its core operating segments, during fiscal 2006 the Partnership initiated plans to streamline the service offerings by significantly reducing installation activities and focusing on service offerings that support the Partnership’s existing customer base within its propane, refined fuels and natural gas and electricity segments. Certain prior period operating expenses associated with the Partnership’s services business have been reclassified from the corporate and propane segments as they were directly attributable to the operations of the services segment.

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Revenues:
Propane	$422,376	$391,236	$729,701	$677,036
Fuel oil and refined fuels	114,312	111,215	192,347	180,085
Natural gas and electricity	38,203	36,455	62,186	59,200
Services	11,096	14,671	25,568	33,130
All other	1,110	1,534	2,404	3,568
Total revenues	$587,097	$555,111	$1,012,206	$953,019
Income before interest expense and income taxes:
Propane	$112,643	$111,993	$172,486	$174,653
Fuel oil and refined fuels	8,515	21,579	10,805	32,385
Natural gas and electricity	4,510	5,027	7,438	8,306
Services	(4,138)	(5,768)	(6,355)	(11,294)
All other	(217)	(428)	(423)	(514)
Corporate	(16,938)	(17,431)	(27,787)	(25,502)
Total income before interest expense and income taxes	104,375	114,972	156,164	178,034
Reconciliation to income from continuing operations:
Interest expense, net	9,418	9,322	17,806	18,538
Provision for income taxes - current and deferred	434	378	2,113	1,140
Income from continuing operations	$94,523	$105,272	$136,245	$158,356
Depreciation and amortization:
Propane	$3,890	$3,928	$7,782	$8,236
Fuel oil and refined fuels	844	877	1,709	1,758
Natural gas and electricity	252	222	504	444
Services	80	81	155	186
All other	16	42	47	74
Corporate	2,025	2,296	3,969	3,758
Total depreciation and amortization	$7,107	$7,446	$14,166	$14,456

	As of
	March 29, 2008	September 29, 2007
Assets:
Propane	$802,839	$737,090
Fuel oil and refined fuels	101,716	69,801
Natural gas and electricity	30,869	22,213
Services	2,735	1,486
All other	1,409	1,511
Corporate	220,431	231,098
Eliminations	(87,981)	(87,981)
Total assets	$1,072,018	$975,218

16. Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS 157 will be effective for fiscal years beginning after November 15, 2007, which will be the Partnership’s 2009 fiscal year beginning September 28, 2008. In February of 2008, the FASB provided an elective one-year deferral of the applications of the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are only measured at fair value on a non-recurring basis. The Partnership is currently in the process of evaluating the impact that SFAS 157 may have on its consolidated financial position, results of operations and cash flows.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in an entity’s subsidiary and alters the way the consolidated income statement is presented. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, which will be the Partnership’s 2010 fiscal year beginning September 27, 2009. As of March 29, 2008, the Partnership has no outstanding noncontrolling interests in any subsidiary; accordingly, the adoption of SFAS 160 should not have any impact on the Partnership’s consolidated financial position, results of operations and cash flows.

Also in December 2007, the FASB issued a revised SFAS No. 141 “Business Combinations” (“SFAS 141R”). Among other things, SFAS 141R requires an entity to recognize acquired assets, liabilities assumed and any noncontrolling interest at their respective fair values as of the acquisition date, as well as clarifies how goodwill involved in a business combination is to be recognized and measured. SFAS 141R is effective for business combinations entered into in fiscal years beginning on or after December 15, 2008, which will be the Partnership’s 2010 fiscal year beginning September 27, 2009, with early adoption prohibited.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s objectives for using derivative instruments and related hedged items, how those derivative instruments are accounted for under SFAS 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, which will be the Partnership’s 2010 fiscal year beginning September 27, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and six months ended March 29, 2008. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 29, 2007.

The following are factors that regularly affect our operating results and financial condition. In addition, our business is subject to the risks and uncertainties described in Item 1A included in the Annual Report on Form 10-K for the fiscal year ended September 29, 2007.

Product Costs and Supply

The level of profitability in the retail propane, fuel oil, natural gas and electricity businesses is largely dependent on the difference between retail sales price and product cost. The unit cost of our products, particularly propane, fuel oil and natural gas, is subject to volatility as a result of product supply or other market conditions, including, but not limited to, economic and political factors impacting crude oil and natural gas supply or pricing. We enter into product supply contracts that are generally one-year agreements subject to annual renewal, and also purchase product on the open market. We attempt to reduce price risk by pricing product on a short-term basis. Our propane supply contracts typically provide for pricing based upon index formulas using the posted prices established at major supply points such as Mont Belvieu, Texas, or Conway, Kansas (plus transportation costs) at the time of delivery. In certain instances, and when market conditions (relating to our supply arrangements and risk management activities) are favorable as was the case in the propane and fuel oil markets during the first half of fiscal 2007, we are able to purchase product under our supply arrangements at a discount to the spot market. However, such favorable market conditions and margin opportunities were not present for the first half of fiscal 2008.

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

As a result of various market factors during the first half of fiscal 2007, particularly commodity price volatility during the first four months of the fiscal year, we experienced additional margin opportunities due to favorable pricing under certain supply arrangements and from our hedging and risk management activities. These market conditions generated additional operating profit of approximately $8.3 million and $20.0 million during the three and six months ended March 31, 2007 compared to the three and six months ended March 29, 2008. Supply and risk management transactions may not always result in increased product margins and there can be no assurance that the favorable market conditions that contributed to incremental margin during the first half of fiscal 2007 will be present in the future in order to provide the additional margin opportunities. Such factors did not exist in the first half of fiscal 2008. See Item 3 of this Quarterly Report for information about accounting for derivative instruments and hedging activities.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included within the Notes to Consolidated Financial Statements section of our Annual Report on Form 10-K for the fiscal year ended September 29, 2007.

Executive Overview of Results of Operations and Financial Condition

The second quarter of fiscal 2008 presented one of the most challenging operating environments in recent history for the entire industry, characterized by a continuation of the unprecedented rise in commodity prices which drove continued customer conservation, coupled with warmer than normal temperatures. Net income for the second quarter of fiscal 2008 amounted to $94.5 million, or $2.89 per Common Unit, a decrease of $11.4 million, or $0.35 per Common Unit, compared to the prior year quarter of $105.9 million, or $3.24 per Common Unit. EBITDA (as defined and reconciled below) of $111.5 million for the three months ended March 29, 2008 decreased $11.6 million compared to $123.1 million in the prior year second quarter.

In the commodities market, average posted prices for both propane and fuel oil were very erratic throughout the second quarter of fiscal 2008 as prices briefly declined mid-quarter before sharply increasing to near all time highs. Overall, average posted prices for propane and fuel oil during the second quarter increased 51.6% and 65.0%, respectively, compared to the prior year second quarter. As reported throughout much of fiscal 2007, favorable market conditions impacting the supply and pricing structure for propane and fuel oil provided additional margin opportunities during the first and second quarters of fiscal 2007, of which approximately $8.3 million of incremental margin opportunities were realized in the second quarter of the prior year. As a result of the significant rise in commodity prices and the market volatility throughout the second quarter of fiscal 2008, these favorable market conditions and resulting incremental margin opportunities were not present during the fiscal 2008 second quarter, thus having a negative effect on the year-over-year comparison of financial results.

From a weather perspective, average heating degree days in our service territories for the three months ended March 29, 2008 were 95% of normal, and 3% warmer than the prior year second quarter. Retail propane gallons sold in the second quarter of fiscal 2008 decreased 20.5 million gallons, or 12.3%, to 146.3 million gallons compared to 166.8 million gallons in the prior year quarter. Sales of fuel oil and refined fuels decreased 12.6 million gallons, or 28.6%, to 31.4 million gallons during the second quarter of fiscal 2008 compared to 44.0 million gallons in the prior year quarter. Lower volumes in both segments were attributable to ongoing customer conservation resulting from the historically high commodity prices, the warmer than normal temperatures, as well as, to a lesser extent, the effects of eliminating certain lower margin accounts which occurred throughout much of fiscal 2007.

While the high energy price environment has had a negative effect on sales volumes as a result of ongoing customer conservation, the proactive steps we have taken over the past two years to create a more efficient and cost effective operating structure continue to produce favorable results and have contributed to the overall strength of our cash flow and financial position. As a result, combined operating and general and administrative expenses of $94.9 million for the three months ended March 29, 2008 were $9.4 million, or 9.0%, lower than the second quarter of fiscal 2007.

From a cash flow perspective, despite the sustained period of high commodity prices, we continue to fund working capital requirements from cash on hand and have not borrowed under our working capital facility since April 2006. We ended the second quarter of fiscal 2008 with approximately $100.8 million in cash on hand and are well positioned as we advance into the third fiscal quarter in which cash flows from operations are typically the highest as customers pay for product purchased during the winter heating season. On the strength of these earnings and cash flows, our Board of Supervisors declared the seventeenth increase (since 1999) in our quarterly distribution from $0.7625 to $0.775 per Common Unit, or from $3.05 to $3.10 on an annualized basis. This increase, the eighth consecutive quarter in which we have increased the annualized rate by at least $0.05 per Common Unit, equates to an increase of 10.7% compared to the second quarter of fiscal 2007.

Looking ahead to the remainder of fiscal 2008, we expect that the high commodity price environment will continue to present challenges in each of our markets and will also continue to affect customer buying habits, thus having a possible negative impact on sales volumes. Nonetheless, we believe that our flexible cost structure, focus on operating efficiencies and financial strength are all factors that will help us effectively manage through the challenging operating environment.

Our anticipated cash requirements for the remainder of fiscal 2008 include: (i) maintenance and growth capital expenditures of approximately $13.9 million; (ii) interest payments of approximately $15.1 million; and (iii) cash distributions of approximately $50.7 million to our Common Unitholders based on the most recently increased quarterly distribution rate of $0.775 per Common Unit. Based on our current estimates of cash flow from operations and our cash position at the end of the second quarter of fiscal 2008, we do not anticipate the need to borrow under the working capital facility of our Revolving Credit Agreement to meet our working capital requirements for the remainder of fiscal 2008. Our Revolving Credit Agreement provides a working capital facility with available revolving borrowing capacity up to $175.0 million (unused borrowing capacity of $119.2 million after considering outstanding letters of credit of $55.8 million as of March 29, 2008).

Results of Operations

Three Months Ended March 29, 2008 Compared to Three Months Ended March 31, 2007

Revenues

(Dollars in thousands)	Three Months Ended		Increase / (Decrease)	Percent Increase / (Decrease)
	March 29, 2008	March 31, 2007
Revenues
Propane	$422,376	$391,236	$31,140	8.0%
Fuel oil and refined fuels	114,312	111,215	3,097	2.8%
Natural gas and electricity	38,203	36,455	1,748	4.8%
Services	11,096	14,671	(3,575)	(24.4%)
All other	1,110	1,534	(424)	(27.6%)
Total revenues	$587,097	$555,111	$31,986	5.8%

Total revenues increased $32.0 million, or 5.8%, to $587.1 million for the three months ended March 29, 2008 compared to $555.1 million for the three months ended March 31, 2007, as lower volumes were offset by higher average selling prices associated with higher product costs. Volumes were lower than the prior year second quarter due to ongoing customer conservation resulting from the historically high commodity prices, warmer than normal temperatures in our service territories, as well as, to a lesser extent, the effects of eliminating certain lower margin accounts which occurred throughout much of the prior year.

Revenues from the distribution of propane and related activities of $422.4 million in the second quarter of fiscal 2008 increased $31.1 million, or 8.0%, compared to $391.2 million in the prior year quarter, primarily due to higher average selling prices, partially offset by lower volumes which were primarily attributable to ongoing customer conservation. Retail propane gallons sold in the second quarter of fiscal 2008 decreased 20.5 million gallons, or 12.3%, to 146.3 million gallons from 166.8 million gallons in the prior year quarter. The average posted price of propane during the second quarter of fiscal 2008 increased approximately 51.6% compared to the average posted prices in the prior year quarter, while our average propane selling prices in the second quarter of fiscal 2008 increased approximately 26.8% compared to the prior year quarter. Additionally, included within the propane segment are revenues from wholesale and risk management activities of $12.0 million for the three months ended March 29, 2008 which decreased $10.2 million compared to the prior year quarter.

Revenues from the distribution of fuel oil and refined fuels of $114.3 million in the second quarter of fiscal 2008 increased $3.1 million, or 2.8%, from $111.2 million in the prior year quarter, primarily due to higher average selling prices, partially offset by lower volumes. Fuel oil and refined fuels gallons sold in the second quarter of fiscal 2008 decreased 12.6 million gallons, or 28.6%, to 31.4 million gallons from 44.0 million gallons in the prior year quarter. Lower volumes in our fuel oil and refined fuels segment were attributable to the impact of ongoing customer conservation from continued high energy prices, combined with our decision to exit certain lower margin diesel and gasoline businesses. Our decision to exit the majority of our low sulfur diesel and gasoline businesses resulted in a reduction in volumes in the fuel oil and refined fuels segment of approximately 2.1 million gallons, or 16.5% of the total volume decline in the second quarter of fiscal 2008 compared to the prior year quarter. The average posted price of fuel oil during the second quarter of fiscal 2008 increased approximately 65.0% compared to the average posted prices in the prior year quarter, while our average selling prices in our fuel oil and refined fuels segment increased approximately 43.3% compared to the prior year quarter.

Revenues in our natural gas and electricity segment increased $1.7 million, or 4.8%, to $38.2 million for the three months ended March 29, 2008 compared to $36.5 million in the prior year quarter as a result of higher electricity volumes and higher average selling prices for both electricity and natural gas, partially offset by lower natural gas volumes. Revenues in our services segment decreased 24.4% to $11.1 million in the second quarter of fiscal 2008 from $14.7 million in the prior year quarter as a result of the decision to reduce the level of certain installation activities. The focus of our ongoing service offerings are in support of our existing core commodity segments.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended		Increase / (Decrease)	Percent Increase / (Decrease)
	March 29, 2008	March 31, 2007
Cost of products sold
Propane	$252,230	$214,477	$37,753	17.6%
Fuel oil and refined fuels	93,042	77,761	15,281	19.7%
Natural gas and electricity	31,740	29,769	1,971	6.6%
Services	3,312	4,408	(1,096)	(24.9%)
All other	433	932	(499)	(53.5%)
Total cost of products sold	$380,757	$327,347	$53,410	16.3%
As a percent of total revenues	64.9%	59.0%

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

Cost of products sold increased $53.4 million, or 16.3%, to $380.8 million for the three months ended March 29, 2008 compared to $327.3 million in the prior year quarter. The increase was primarily attributable to the dramatic rise in product costs, and to a lesser extent, the aforementioned favorable market conditions that contributed $8.3 million of incremental margin opportunities in the prior year second quarter that were not present in the second quarter of fiscal 2008. Cost of products sold in the fiscal 2008 second quarter included a $2.3 million unrealized (non-cash) loss representing the net change in the fair value of derivative instruments during the period, compared to a $6.6 million unrealized (non-cash) loss in the prior year quarter resulting in a decrease of $4.3 million in cost of products sold for the three months ended March 29, 2008 compared to the prior year quarter.

Cost of products sold associated with the distribution of propane and related activities of $252.2 million increased $37.8 million, or 17.6%, compared to the prior year quarter. Higher average propane costs resulted in an increase of $74.7 million in cost of products sold during the second quarter of fiscal 2008 compared to the prior year quarter. The impact of the sharp increase in commodity prices was partially offset by lower propane volumes which resulted in a $24.3 million decrease in cost of products sold during the second quarter of fiscal 2008 compared to the prior year quarter. Lower wholesale and risk management activities, noted above, decreased cost of products sold by $9.3 million compared to the prior year period. In addition, the net change in the fair value of derivative instruments during the second quarter resulted in a $3.3 million decrease in cost of products sold associated with the distribution of propane and related activities compared to the prior year quarter.

Cost of products sold associated with our fuel oil and refined fuels segment of $93.0 million increased $15.3 million, or 19.7%, compared to the prior year quarter. Higher average fuel oil costs resulted in an increase of $38.4 million in cost of products sold during the second quarter of fiscal 2008 compared to the prior year quarter. The impact of the sharp increase in commodity prices was partially offset by lower fuel oil sales volumes, which resulted in a $22.1 million decrease in cost of products sold during the second quarter of fiscal 2008 compared to the prior year quarter. In addition, the net change in the fair value of derivative instruments during the second quarter resulted in a $1.0 million decrease in cost of products sold associated with the distribution of fuel oil and refined fuels compared to the prior year.

Cost of products sold in our natural gas and electricity segment of $31.7 million increased $2.0 million, or 6.6%, compared to the prior year quarter primarily due to higher average natural gas and electricity costs. Cost of products sold in our services segment of $3.3 million decreased $1.1 million, or 24.9%, compared to the prior year quarter primarily due to lower sales volumes.

For the quarter ended March 29, 2008, total cost of products sold represented 64.9% of revenues compared to 59.0% in the prior year quarter. This increase was primarily attributable to the significant increase in product costs, as well as the favorable market conditions discussed above that contributed $8.3 million of incremental margin opportunities in the prior year second quarter that were not present in the second quarter of fiscal 2008.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	March 29, 2008	March 31, 2007	Decrease	Percent Decrease
Operating expenses	$79,697	$88,553	$(8,856)	(10.0%)
As a percent of total revenues	13.6%	16.0%

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

Operating expenses of $79.7 million for the three months ended March 29, 2008 decreased $8.9 million, or 10.0%, compared to $88.6 million in the prior year quarter as a result of our continued efforts to drive operational efficiencies and reduce costs across all operating segments. Payroll and benefit related expenses declined $8.7 million due to lower headcount, as well as lower variable compensation associated with lower earnings in the second quarter of fiscal 2008 compared to the prior year. In addition, vehicle expenditures and other costs to operate our customer service centers were down $0.2 million compared to the prior year quarter despite a significant increase in the cost of fuel to operate our fleet.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	March 29, 2008	March 31, 2007	Decrease	Percent Decrease
General and administrative expenses	$15,161	$15,693	$(532)	(3.4%)
As a percent of total revenues	2.6%	2.8%

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

General and administrative expenses of $15.2 million for the three months ended March 29, 2008 decreased $0.5 million, or 3.4%, compared to $15.7 million during the prior year quarter. The decrease was primarily attributable to a reduction in variable compensation resulting from lower earnings in the second quarter of fiscal 2008 compared to the prior year quarter and the reduction of compensation costs recognized under certain long-term incentive plans.

Restructuring Charges and Severance Costs. We did not record any restructuring charges for the three months ended March 29, 2008. For the three months ended March 31, 2007, we recorded a charge of $1.1 million primarily related to employee termination costs incurred as a result of further refinements to our plan to restructure our services business segment.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	March 29, 2008	March 31, 2007	Decrease	Percent Decrease
Depreciation and amortization	$7,107	$7,446	$(339)	(4.6%)
As a percent of total revenues	1.2%	1.3%

Depreciation and amortization expense of $7.1 million for the three months ended March 29, 2008 was relatively unchanged compared to the prior year quarter.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	March 29, 2008	March 31, 2007	Increase	Percent Increase
Interest expense, net	$9,418	$9,322	$96	1.0%
As a percent of total revenues	1.6%	1.7%

Net interest expense increased marginally by $0.1 million, or 1.0%, to $9.4 million for the three months ended March 29, 2008, compared to $9.3 million in the prior year quarter as a result of lower market interest rates for short-term investments, which contributed to slightly less interest income earned. As has been the case since April 2006, there were no borrowings under our working capital facility as seasonal working capital needs have been funded through cash on hand and increased cash flow from operations. We ended the second quarter of fiscal 2008 in a strong cash position with approximately $100.8 million in cash on the condensed consolidated balance sheet.

Discontinued Operations. On October 2, 2007, the Operating Partnership completed the sale of its Tirzah, South Carolina underground granite propane storage cavern, and associated 62-mile pipeline, for approximately $53.7 million in cash, after taking into account certain adjustments. As a result of this sale, we reported a $43.7 million gain on disposal of discontinued operations in the first quarter of fiscal 2008. The results of operations from the Tirzah facilities have been reported within discontinued operations on the condensed consolidated statements of operations for the three months ended March 31, 2007 and the assets and liabilities have been classified as held for sale on the condensed consolidated balance sheet as of September 29, 2007.

Net Income and EBITDA. Net income for the second quarter of fiscal 2008 amounted to $94.5 million, or $2.89 per Common Unit, a decrease of $11.4 million compared to the prior year quarter of $105.9 million, or $3.24 per Common Unit. EBITDA (as defined and reconciled below) for the second quarter of fiscal 2008 amounted to $111.5 million, a decrease of $11.6 million compared to $123.1 million in the prior year quarter.

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

The following table sets forth (i) our calculations of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities:

(Dollars in thousands)	Three Months Ended
	March 29, 2008	March 31, 2007
Net income	$94,523	$105,860
Add:
Provision for income taxes - current and deferred	434	378
Interest expense, net	9,418	9,322
Depreciation and amortization - continuing operations	7,107	7,446
Depreciation and amortization - discontinued operations	—	124
EBITDA	111,482	123,130
Add (subtract):
Provision for income taxes - current	(190)	(378)
Interest expense, net	(9,418)	(9,322)
Compensation cost recognized under Restricted Unit Plan	753	(137)
Gain on disposal of property, plant and equipment, net	(283)	(1,815)
Changes in working capital and other assets and liabilities	(52,004)	(24,358)
Net cash provided by operating activities	$50,340	$87,120

Six Months Ended March 29, 2008 Compared to Six Months Ended March 31, 2007

Revenues

(Dollars in thousands)	Six Months Ended			Percent
	March 29, 2008	March 31, 2007	Increase / (Decrease)	Increase / (Decrease)
Revenues
Propane	$729,701	$677,036	$52,665	7.8%
Fuel oil and refined fuels	192,347	180,085	12,262	6.8%
Natural gas and electricity	62,186	59,200	2,986	5.0%
Services	25,568	33,130	(7,562)	(22.8%)
All other	2,404	3,568	(1,164)	(32.6%)
Total revenues	$1,012,206	$953,019	$59,187	6.2%

Total revenues increased $59.2 million, or 6.2%, to $1,012.2 million for the six months ended March 29, 2008 compared to $953.0 million for the six months ended March 31, 2007, as lower volumes were offset by higher average selling prices associated with higher product costs. Volumes in our propane, fuel oil and refined fuels and natural gas and electricity segments were lower for the first six months of the fiscal year compared to the similar period of the prior year due to ongoing customer conservation resulting from the historically high commodity prices, as well as, to a lesser extent, the effects of eliminating certain lower margin accounts which occurred throughout much of the prior year.

Revenues from the distribution of propane and related activities of $729.7 million for the six months ended March 29, 2008 increased $52.7 million, or 7.8%, compared to $677.0 million for the six months ended March 31, 2007, primarily due to higher average selling prices, partially offset by lower volumes which were attributable to ongoing customer conservation. Retail propane gallons sold in the first six months of fiscal 2008 decreased 30.4 million gallons, or 10.5%, to 258.2 million gallons from 288.6 million gallons in the similar period of the prior year. The average posted price of propane during the first six months of fiscal 2008 increased approximately 54.9% compared to the average posted prices in the similar period of the prior year, while our average propane selling prices in the first six months of fiscal 2008 increased approximately 25.0% compared to the prior year period. Additionally, included within the propane segment are revenues from wholesale and risk management activities of $26.4 million for the six months ended March 29, 2008 which decreased $21.6 million compared to the prior year period.

Revenues from the distribution of fuel oil and refined fuels of $192.3 million for six months ended March 29, 2008 increased $12.3 million, or 6.8%, from $180.1 million in the prior year period, primarily due to higher average selling prices, partially offset by lower volumes. Fuel oil and refined fuels gallons sold in the first six months of fiscal 2008 decreased 17.5 million gallons, or 24.1%, to 55.0 million gallons from 72.5 million gallons in the prior year period. Lower volumes in our fuel oil and refined fuels segment were attributable to the impact of ongoing customer conservation from continued high energy prices combined with our decision to exit certain lower margin diesel and gasoline businesses. Our decision to exit the majority of our low sulfur diesel and gasoline businesses resulted in a reduction in volumes in the fuel oil and refined fuels segment of approximately 4.4 million gallons, or 25.4% of the total volume decline, in the first six months of fiscal 2008 compared to the prior year period. The average posted price of fuel oil during the first six months of fiscal 2008 increased approximately 55.4% compared to the average posted prices in the prior year period, while our average selling prices in our fuel oil and refined fuels segment increased approximately 40.2% compared to the prior year period.

Revenues in our natural gas and electricity segment increased $3.0 million, or 5.0%, to $62.2 million for the six months ended March 29, 2008 compared to $59.2 million in the prior year period as a result of higher average selling prices for both electricity and natural gas, partially offset by lower electricity and natural gas volumes. Revenues in our services segment decreased 22.8% to $25.6 million in the first six months of fiscal 2008 from $33.1 million in the prior year period as a result of the decision to reduce the level of certain installation activities. The focus of our ongoing service offerings are in support of our existing core commodity segments.

Cost of Products Sold

(Dollars in thousands)	Six Months Ended			Percent
	March 29, 2008	March 31, 2007	Increase / (Decrease)	Increase / (Decrease)
Cost of products sold
Propane	$440,133	$372,950	$67,183	18.0%
Fuel oil and refined fuels	158,676	125,218	33,458	26.7%
Natural gas and electricity	51,491	48,073	3,418	7.1%
Services	7,177	10,085	(2,908)	(28.8%)
All other	995	1,895	(900)	(47.5%)
Total cost of products sold	$658,472	$558,221	$100,251	18.0%
As a percent of total revenues	65.1%	58.6%

Cost of products sold increased $100.3 million, or 18.0%, to $658.5 million for the six months ended March 29, 2008 compared to $558.2 million in the prior year period. The increase was primarily attributable to the dramatic rise in product costs, and to a lesser extent, the aforementioned favorable market conditions (relating to our supply arrangements and risk management activities) that contributed approximately $20.0 million of incremental margin opportunities in the first six months of the prior year that were not present in the first six months of fiscal 2008. Cost of products sold in the first six months of fiscal 2008 included a $5.0 million unrealized (non-cash) loss representing the net change in the fair value of derivative instruments during the period, compared to a $7.6 million unrealized (non-cash) loss in the prior year period resulting in a decrease of $2.6 million in cost of products sold for the six months ended March 29, 2008 compared to the similar period of the prior year.

Cost of products sold associated with the distribution of propane and related activities of $440.1 million increased $67.2 million, or 18.0%, compared to the prior year period. Higher average propane costs resulted in an increase of $122.1 million in cost of products sold during the first six months of fiscal 2008 compared to the prior year period. The impact of the sharp increase in commodity prices was partially offset by lower propane volumes which resulted in a $35.8 million decrease in cost of products sold during the first six months of fiscal 2008 compared to the prior year period. Lower wholesale and risk management activities, noted above, decreased cost of products sold by $17.5 million compared to the prior year period. In addition, the net change in the fair value of derivative instruments during the period resulted in a $1.6 million decrease in cost of products sold associated with the distribution of propane and related activities compared to the prior year.

Cost of products sold associated with our fuel oil and refined fuels segment of $158.7 million increased $33.5 million, or 26.7%, compared to the prior year period. Higher average fuel oil costs resulted in an increase of $66.0 million in cost of products sold during the first six months of fiscal 2008 compared to the prior year period. This increase was partially offset by lower fuel oil sales volumes, which resulted in a $31.5 million decrease in cost of products sold during the first six months of fiscal 2008 compared to the prior year period. The net change in the fair value of derivative instruments during the period resulted in a $1.0 million decrease in cost of products sold associated with the distribution of fuel oil and refined fuels compared to the prior year.

Cost of products sold in our natural gas and electricity segment of $51.5 million increased $3.4 million, or 7.1%, compared to the prior year period due to higher average electricity costs and, to a lesser extent, natural gas costs. Cost of products sold in our services segment of $7.2 million decreased $2.9 million, or 28.8%, compared to the prior year period primarily due to lower sales volumes.

For the six months ended March 29, 2008, total cost of products sold represented 65.1% of revenues compared to 58.6% in the prior year period. This increase was primarily attributable to the significant increase in product costs, as well as the favorable market conditions discussed above that contributed approximately $20.0 million of incremental margin opportunities in the first six months of the prior year that were not present in the first six months of fiscal 2008.

Operating Expenses

(Dollars in thousands)	Six Months Ended
	March 29, 2008	March 31, 2007	Decrease	Percent Decrease
Operating expenses	$159,040	$172,228	$(13,188)	(7.7%)
As a percent of total revenues	15.7%	18.1%

Operating expenses of $159.0 million for the six months ended March 29, 2008 decreased $13.2 million, or 7.7%, compared to $172.2 million in the first half of the prior year as a result of our continued efforts to drive operational efficiencies and reduce costs across all operating segments. Payroll and benefit related expenses declined $12.4 million due to lower headcount, as well as lower variable compensation associated with lower earnings in the first six months of fiscal 2008 compared to the similar period of the prior year. In addition, vehicle expenditures and other costs to operate our customer service centers decreased $0.8 million compared to the prior year period despite a significant increase in the cost of fuel to operate our fleet.

General and Administrative Expenses

(Dollars in thousands)	Six Months Ended
	March 29, 2008	March 31, 2007	Decrease	Percent Decrease
General and administrative expenses	$24,364	$28,595	$(4,231)	(14.8%)
As a percent of total revenues	2.4%	3.0%

General and administrative expenses of $24.4 million for the six months ended March 29, 2008 decreased $4.2 million, or 14.8%, compared to $28.6 million during the first half of the prior year. The decrease was primarily attributable to a reduction in variable compensation resulting from lower earnings in the first six months of fiscal 2008 compared to the similar period of the prior year and the reduction of compensation costs recognized under certain long-term incentive plans.

Restructuring Charges and Severance Costs. We did not record any restructuring charges for the six months ended March 29, 2008. For the six months ended March 31, 2007, we recorded a charge of $1.5 million primarily related to employee termination costs incurred as a result of further refinements to our plan to restructure our services business segment.

Depreciation and Amortization

(Dollars in thousands)	Six Months Ended
	March 29, 2008	March 31, 2007	Decrease	Percent Decrease
Depreciation and amortization	$14,166	$14,456	$(290)	(2.0%)
As a percent of total revenues	1.4%	1.5%

Depreciation and amortization expense of $14.2 million for the six months ended March 29, 2008 was relatively unchanged compared to the prior year period.

Interest Expense, net

(Dollars in thousands)	Six Months Ended
	March 29, 2008	March 31, 2007	Decrease	Percent Decrease
Interest expense, net	$17,806	$18,538	$(732)	(3.9%)
As a percent of total revenues	1.8%	1.9%

Net interest expense decreased $0.7 million, or 3.9%, to $17.8 million for the six months ended March 29, 2008, compared to $18.5 million in the prior year period as a result of additional interest earned on the higher level of invested cash. As has been the case since April 2006, there were no borrowings under our working capital facility as seasonal working capital needs have been funded through cash on hand and increased cash flow from operations. We ended the first half of fiscal 2008 in a strong cash position with approximately $100.8 million in cash on the condensed consolidated balance sheet.

Discontinued Operations. On October 2, 2007, the Operating Partnership completed the sale of its Tirzah, South Carolina underground granite propane storage cavern, and associated 62-mile pipeline, for approximately $53.7 million in cash, after taking into account certain adjustments. As a result of this sale, we reported a $43.7 million gain on disposal of discontinued operations during the six months ended March 29, 2008. The results of operations from the Tirzah facilities have been reported within discontinued operations on the condensed consolidated statements of operations for the first six months of fiscal 2007 and the assets and liabilities have been classified as held for sale on the condensed consolidated balance sheet as of September 29, 2007.

We continuously evaluate our existing operations to identify opportunities to optimize the return on assets employed and selectively divest operations in slower growing or non-strategic markets and seek to reinvest in markets that are considered to present more opportunities for growth. In line with that strategy, during the first quarter of fiscal 2007, in a non-cash transaction, we disposed of nine customer service centers considered to be non-strategic in exchange for three customer service centers of another company located in Alaska. We reported a $1.0 million gain within discontinued operations during the six months ended March 31, 2007 for the amount by which the fair value of assets relinquished exceeded the carrying value of the assets relinquished.

Net Income and EBITDA. Net income for the six months ended March 29, 2008 amounted to $180.0 million, or $5.50 per Common Unit, an increase of $19.5 million compared to the prior year period of $160.5 million, or $4.95 per Common Unit. EBITDA (as defined and reconciled below) for the first six months of fiscal 2008 amounted to $214.0 million, an increase of $19.1 million compared to $194.9 million in the prior year period.

The following table sets forth (i) our calculations of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities:

(Dollars in thousands)	Six Months Ended
	March 29, 2008	March 31, 2007
Net income	$179,952	$160,514
Add:
Provision for income taxes - current and deferred	2,113	1,140
Interest expense, net	17,806	18,538
Depreciation and amortization - continuing operations	14,166	14,456
Depreciation and amortization - discontinued operations	—	250
EBITDA	214,037	194,898
Add (subtract):
Provision for income taxes - current	(592)	(1,140)
Interest expense, net	(17,806)	(18,538)
Compensation cost recognized under Restricted Unit Plan	686	1,160
Gain on disposal of property, plant and equipment, net	(1,712)	(2,062)
Gain on disposal of discontinued operations	(43,707)	(1,002)
Changes in working capital and other assets and liabilities	(142,519)	(92,089)
Net cash provided operating activities	$8,387	$81,227

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Due to the seasonal nature of the propane and fuel oil businesses, cash flows from operating activities are greater during the winter and spring seasons (our second and third fiscal quarters) as customers pay for products purchased during the heating season. For the six months ended March 29, 2008, net cash provided by operating activities was $8.4 million compared to net cash provided by operating activities of $81.2 million for the first half of the prior year. The decrease in net cash provided by operating activities was primarily attributable to the significant rise in propane and fuel oil commodity prices that resulted in a significantly larger investment in working capital in comparison to the first half of fiscal 2007. Despite the higher working capital requirements driven by the higher commodity price environment, we continue to fund working capital through operating cash flow without the need to access the working capital facility of our Revolving Credit Agreement. In addition, the increased investment in working capital was also attributable to the payment of variable compensation during the first six months of fiscal 2008 in respect of fiscal 2007 earnings compared to lower variable compensation paid during the first six months of the prior fiscal year in respect of fiscal 2006 earnings.

Investing Activities. Net cash provided by investing activities of $45.3 million for the six months ended March 29, 2008 consists of the net proceeds from the sale of discontinued operations of $53.7 million and the net proceeds from the sale of property, plant and equipment of $2.7 million, partially offset by capital expenditures of $11.1 million (including $5.1 million for maintenance expenditures and $6.0 million to support the growth of operations). Net cash used in investing activities of $8.7 million for the six months ended March 31, 2007 consists of capital expenditures of $13.2 million (including $4.0 million for maintenance expenditures and $9.2 million to support the growth of operations), partially offset by the net proceeds from the sale of property, plant and equipment of $4.5 million.

Financing Activities. Net cash used in financing activities for the six months ended March 29, 2008 of $49.5 million reflects quarterly distributions to Common Unitholders at a rate of $0.75 per Common Unit paid in respect of the fourth quarter of fiscal 2007 and $0.7625 per Common Unit paid in respect of the first quarter of fiscal 2008. Net cash used in financing activities for the six months ended March 31, 2007 of $44.1 million reflects quarterly distributions to Common Unitholders at a rate of $0.6625 per Common Unit paid in respect of the fourth quarter of fiscal 2006 and $0.6875 per Common Unit paid in respect of the first quarter of fiscal 2007.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

Our long-term borrowings and revolving credit lines consist of $425.0 million in 6.875% senior notes due December 2013 (the “2003 Senior Notes”) and a Revolving Credit Agreement at the Operating Partnership level which provides a five-year $125.0 million term loan due March 31, 2010 (the “Term Loan”) and a separate working capital facility which provides available credit up to $175.0 million. There were no outstanding borrowings under the working capital facility as of March 29, 2008. There have been no borrowings under our working capital facility since April 2006. We have standby letters of credit issued under the working capital facility of the Revolving Credit Agreement in the aggregate amount of $55.8 million in support of retention levels under our self-insurance programs and certain lease obligations which expire periodically through March 1, 2009. Therefore, as of March 29, 2008 we had available borrowing capacity of $119.2 million under the working capital facility of the Revolving Credit Agreement. Additionally, under the Revolving Credit Agreement our Operating Partnership is authorized to incur additional indebtedness of up to $10.0 million in connection with capital leases and up to $20.0 million in short-term borrowings during the period from December 1 to April 1 in each fiscal year in order to meet working capital needs during periods of peak demand, if necessary. Because of our cash position, operating results and cash flow, we did not make any such short-term borrowings during the first half of fiscal 2008.

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

Under the Revolving Credit Agreement, our Operating Partnership must maintain a leverage ratio (the ratio of total debt to EBITDA) of less than 4.0 to 1 and an interest coverage ratio (the ratio of EBITDA to interest expense) of greater than 2.5 to 1 at the Partnership level. Under the 2003 Senior Note indenture, the Partnership is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. Under the Revolving Credit Agreement, as long as no default exists or would result, the Partnership is permitted to make cash distributions not more frequently than quarterly in an amount not to exceed available cash, as defined, for the immediately preceding fiscal quarter. The Revolving Credit Agreement and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to our Operating Partnership and us, respectively. These covenants include (i) restrictions on the incurrence of additional indebtedness and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. We were in compliance with all covenants and terms of all of our debt agreements as of March 29, 2008 and September 29, 2007.

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

On April 24, 2008, we announced a quarterly distribution of $0.775 per Common Unit, or $3.10 on an annualized basis, in respect of the second quarter of fiscal 2008 payable on May 13, 2008 to holders of record on May 6, 2008. This quarterly distribution included an increase of $0.0125 per Common Unit, or $0.05 per Common Unit on an annualized basis, representing the seventeenth increase since our recapitalization in 1999 and a 10.7% increase in the quarterly distribution rate compared the second quarter of the prior year.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. At March 29, 2008, the fair value of the plan assets exceeded the accumulated benefit obligation of the plan by $5.7 million, which was recognized on the balance sheet as an asset. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000. At March 29, 2008, we had accrued retiree health and life benefits of $24.2 million.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At March 29, 2008, we had accrued insurance liabilities of $34.9 million, net of an $8.8 million asset related to the amount of the liability expected to be covered by insurance carriers.

Off-Balance Sheet Arrangements

Guarantees

We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2014. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $13.7 million as of March 29, 2008. The fair value of residual value guarantees for outstanding operating leases was de minimis as of March 29, 2008 and September 29, 2007.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS 157 will be effective for fiscal years beginning after November 15, 2007, which will be our 2009 fiscal year beginning September 28, 2008. In February of 2008, the FASB provided an elective one-year deferral of the applications of the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are only measured at fair value on a non-recurring basis. We are currently in the process of evaluating the impact that SFAS 157 may have on our consolidated financial position, results of operations and cash flows.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in an entity’s subsidiary and alters the way the consolidated income statement is presented. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, which will be our 2010 fiscal year beginning September 27, 2009. As of March 29, 2008, we had no outstanding noncontrolling interests in any subsidiary; accordingly, the adoption of SFAS 160 should not have any impact on our consolidated financial position, results of operations and cash flows.

Also in December 2007, the FASB issued a revised SFAS No. 141 “Business Combinations” (“SFAS 141R”). Among other things, SFAS 141R requires an entity to recognize acquired assets, liabilities assumed and any noncontrolling interest at their respective fair values as of the acquisition date, as well as clarifies how goodwill involved in a business combination is to be recognized and measured. SFAS 141R is effective for business combinations entered into in fiscal years beginning on or after December 15, 2008, which will be our 2010 fiscal year beginning September 27, 2009, with early adoption prohibited.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s objectives for using derivative instruments and related hedged items, how those derivative instruments are accounted for under SFAS 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008, which will be our 2010 fiscal year beginning September 27, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We enter into product supply contracts that are generally one-year agreements subject to annual renewal, and also purchase product on the open market. Our propane supply contracts typically provide for pricing based upon index formulas using the posted prices established at major supply points such as Mont Belvieu, Texas, or Conway, Kansas (plus transportation costs) at the time of delivery. In addition, to supplement our annual purchase requirements, we may utilize forward fixed price purchase contracts to acquire a portion of the propane that we resell to our customers, which allows us to manage our exposure to unfavorable changes in commodity prices and to ensure adequate physical supply. The percentage of contract purchases, and the amount of supply contracted for under forward contracts at fixed prices, will vary from year to year based on market conditions. In certain instances, and when market conditions are favorable as was the case in the propane and fuel oil markets during the first half of fiscal 2007, we are able to purchase product under our supply arrangements at a discount to the market.

Product cost changes can occur rapidly over a short period of time and can impact profitability. We attempt to reduce commodity price risk by pricing product on a short-term basis. The level of priced, physical product maintained in storage facilities and at our customer service centers for immediate sale to our customers will vary depending on several factors, including, but not limited to, price, availability of supply, and demand for a given time of the year. Typically, our on hand priced position does not exceed more than four weeks of our supply needs and, during the peak heating season, typically not more than two weeks of supply is maintained in inventory. In the course of normal operations, we routinely enter into contracts such as forward priced physical contracts for the purchase or sale of propane and fuel oil that, under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), qualify for and are designated as a normal purchase or normal sale contracts. Such contracts are exempted from the fair value accounting requirements of SFAS 133 and are accounted for at the time product is purchased or sold under the related contract.

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

As a result of various market factors during the first half of fiscal 2007, particularly commodity price volatility during the first four months of the fiscal year, we experienced additional margin opportunities due to favorable pricing under certain supply arrangements and from our hedging and risk management activities. These market conditions generated additional operating profit of approximately $8.3 million and $20.0 million during the three and six months ended March 31, 2007, respectively, compared to the three and six months ended March 29, 2008. Supply and risk management transactions may not always result in increased product margins and there can be no assurance that the favorable market conditions that contributed to incremental margin during the first half of fiscal 2007 will be present in the future. These favorable market conditions and resulting incremental margin opportunities were not present during the first half of fiscal 2008.

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

Interest Rate Risk

A portion of our long-term borrowings bear interest at a variable rate based upon either LIBOR or Wachovia National Bank’s prime rate, plus an applicable margin depending on the level of our total leverage. Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. On March 31, 2005, we entered into a $125.0 million interest rate swap contract in conjunction with the Term Loan facility under the Revolving Credit Agreement. The interest rate swap is being accounted for under SFAS 133 and has been designated as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized in other comprehensive income until the hedged item is recognized in earnings. At March 29, 2008, the fair value of the interest rate swap was ($5.4) million representing an unrealized loss and is included within other liabilities with a corresponding debit in other comprehensive income (loss) (“OCI”).

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

At March 29, 2008, the fair value of derivative instruments described above resulted in derivative assets (unrealized gains) of $1.7 million included within prepaid expenses and other current assets and derivative liabilities (unrealized losses) of $5.8 million included within other current liabilities. Cost of products sold included unrealized (non-cash) losses of $2.3 million and $5.0 million for the three and six months ended March 29, 2008, respectively, and unrealized (non-cash) losses of $6.6 million and $7.6 million for the three and six months ended March 31, 2007, respectively, attributable to the change in fair value of derivative instruments not designated as cash flow hedges.

Sensitivity Analysis

In an effort to estimate our exposure to unfavorable market price changes in propane or fuel oil, a sensitivity analysis of open positions as of March 29, 2008 was performed. Based on this analysis, a hypothetical 10% adverse change in market prices for each of the future months for which a futures, forward and/or option contract exists indicates either a reduction in potential future gains or potential losses in future earnings of $5.3 million as of March 29, 2008. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 29, 2007.

The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio at any given point in time.

ITEM 4. CONTROLS AND PROCEDURES

(a) The Partnership maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in the Partnership’s filings and submissions under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of March 29, 2008. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of March 29, 2008, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

(b) There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 29, 2008 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

SUBURBAN PROPANE PARTNERS, L.P.
May 8, 2008	By:	/s/ MICHAEL A. STIVALA
Date		Michael A. Stivala
Chief Financial Officer and Chief Accounting Officer

May 8, 2008	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Controller