Form 10-Q
period 2008-06-28
SUBURBAN PROPANE PARTNERS LP
filed 2008-08-07
CIK 1005210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-14222
SUBURBAN PROPANE PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware	22-3410353
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
240 Route 10 West
Whippany, NJ 07981
(973) 887-5300
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements (“Forward-Looking Statements”) as defined in the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, relating to future business expectations and predictions of financial condition and results of operations of Suburban Propane Partners, L.P. (the “Partnership”). Some of these statements can be identified by the use of forward-looking terminology such as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “anticipates,” “expects” or “plans” or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements (statements contained in this Quarterly Report identifying such risks and uncertainties are referred to as “Cautionary Statements”). The risks and uncertainties and their impact on the Partnership’s results include, but are not limited to, the following risks:
•	The impact of weather conditions on the demand for propane, fuel oil and other refined fuels, natural gas and electricity;

•	Volatility in the unit cost of propane, fuel oil and other refined fuels and natural gas, the impact of the Partnership’s hedging and risk management activities, and the adverse impact of price increases on volumes as a result of customer conservation;

•	The ability of the Partnership to compete with other suppliers of propane, fuel oil and other energy sources;

•	The impact on the price and supply of propane, fuel oil and other refined fuels from the political, military or economic instability of the oil producing nations, global terrorism and other general economic conditions;

•	The ability of the Partnership to acquire and maintain reliable transportation for its propane, fuel oil and other refined fuels;

•	The ability of the Partnership to retain customers;

•	The impact of customer conservation, energy efficiency and technology advances on the demand for propane and fuel oil;

•	The ability of management to continue to control expenses;

•	The impact of changes in applicable statutes and government regulations, or their interpretations, including those relating to the environment and global warming and other regulatory developments on the Partnership’s business;

•	The impact of legal proceedings on the Partnership’s business;

•	The impact of operating hazards that could adversely affect the Partnership’s operating results to the extent not covered by insurance; and

•	The Partnership’s ability to make strategic acquisitions and successfully integrate them.
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

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 28,	September 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$118,623	$96,586
Accounts receivable, less allowance for doubtful accounts of $7,713 and $5,041, respectively	100,308	71,607
Inventories	78,705	81,246
Assets held for sale	—	11,221
Prepaid expenses and other current assets	16,441	21,551

Total current assets	314,077	282,211
Property, plant and equipment, net	370,618	374,641
Goodwill	276,282	277,559
Other intangible assets, net	16,573	18,242
Pension asset	5,797	5,547
Other assets	16,255	17,018

Total assets	$999,602	$975,218

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$49,530	$56,999
Accrued employment and benefit costs	26,393	41,702
Accrued insurance	10,990	13,880
Customer deposits and advances	27,580	61,731
Accrued interest	3,422	8,546
Liabilities associated with assets held for sale	—	1,291
Other current liabilities	14,338	12,261

Total current liabilities	132,253	196,410
Long-term borrowings	548,713	548,538
Postretirement benefits obligation	21,888	22,193
Accrued insurance	31,474	36,428
Other liabilities	7,829	5,372

Total liabilities	742,157	808,941

Commitments and contingencies

Partners’ capital:
Common Unitholders (32,725 and 32,674 units issued and outstanding at June 28, 2008 and September 29, 2007, respectively)	301,084	208,230
Deferred compensation	—	5,660
Common Units held in trust, at cost	—	(5,660)
Accumulated other comprehensive loss	(43,639)	(41,953)

Total partners’ capital	257,445	166,277

Total liabilities and partners’ capital	$999,602	$975,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended
	June 28,	June 30,
	2008	2007
Revenues
Propane	$216,999	$188,772
Fuel oil and refined fuels	55,262	49,021
Natural gas and electricity	22,507	20,182
Services	9,184	11,662
All other	1,524	1,817

	305,476	271,454

Costs and expenses
Cost of products sold	212,974	167,224
Operating	76,455	77,076
General and administrative	13,268	12,587
Depreciation and amortization	7,159	7,306

	309,856	264,193

(Loss) income before interest expense and (benefit from) provision for income taxes	(4,380)	7,261
Interest expense, net	9,524	8,623

Loss before (benefit from) provision for taxes	(13,904)	(1,362)
(Benefit from) provision for income taxes	(157)	389

Loss from continuing operations	(13,747)	(1,751)
Discontinued operations:
Income from discontinued operations	—	408
Gain on sale of discontinued operations	—	203

Net loss	$(13,747)	$(1,140)

Loss per Common Unit — basic
Loss from continuing operations	$(0.42)	$(0.05)
Discontinued operations	—	0.02

Net loss	$(0.42)	$(0.03)

Weighted average number of Common Units outstanding — basic	32,725	32,674

Loss per Common Unit — diluted
Loss from continuing operations	$(0.42)	$(0.05)
Discontinued operations	—	0.02

Net loss	$(0.42)	$(0.03)

Weighted average number of Common Units outstanding — diluted	32,725	32,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Nine Months Ended
	June 28,	June 30,
	2008	2007
Revenues
Propane	$946,700	$865,808
Fuel oil and refined fuels	247,609	229,106
Natural gas and electricity	84,693	79,382
Services	34,752	44,792
All other	3,928	5,385

	1,317,682	1,224,473

Costs and expenses
Cost of products sold	871,446	725,445
Operating	235,495	247,819
General and administrative	37,632	42,667
Restructuring charges and severance costs	—	1,485
Depreciation and amortization	21,325	21,762

	1,165,898	1,039,178

Income before interest expense and provision for income taxes	151,784	185,295
Interest expense, net	27,330	27,161

Income before provision for income taxes	124,454	158,134
Provision for income taxes	1,956	1,529

Income from continuing operations	122,498	156,605
Discontinued operations:
Income from discontinued operations	—	1,564
Gain on disposal of discontinued operations	43,707	1,205

Net income	$166,205	$159,374

Income per Common Unit — basic
Income from continuing operations	$3.74	$4.81
Discontinued operations	1.34	0.09

Net income	$5.08	$4.90

Weighted average number of Common Units outstanding — basic	32,719	32,514

Income per Common Unit — diluted
Income from continuing operations	$3.72	$4.79
Discontinued operations	1.33	0.09

Net income	$5.05	$4.88

Weighted average number of Common Units outstanding — diluted	32,941	32,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	June 28,	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$166,205	$159,374
Adjustments to reconcile net income to net cash provided by operations:
Depreciation expense — continuing operations	19,656	20,084
Depreciation expense — discontinued operations	—	375
Amortization of intangible assets	1,669	1,678
Amortization of debt origination costs	996	996
Compensation cost recognized under Restricted Unit Plan	1,503	2,109
Amortization of discount on long-term borrowings	175	175
Gain on disposal of discontinued operations	(43,707)	(1,205)
Gain on disposal of property, plant and equipment, net	(1,821)	(2,401)
Deferred tax provision	1,277	—
Changes in assets and liabilities:
(Increase) in accounts receivable	(28,701)	(1,445)
Decrease in inventories	2,541	20,471
Decrease (increase) in prepaid expenses and other current assets	3,656	(6,873)
(Decrease) in accounts payable	(7,469)	(7,731)
(Decrease) increase in accrued employment and benefit costs	(15,309)	1,524
(Decrease) in customer deposits and advances	(34,151)	(7,128)
(Decrease) in other accrued liabilities	(5,937)	(32,806)
Decrease in other noncurrent assets	2,048	254
(Decrease) increase in other noncurrent liabilities	(5,643)	564
Contribution to defined benefit pension plan	—	(20,000)

Net cash provided by operating activities	56,988	128,015

Cash flows from investing activities:
Capital expenditures	(17,301)	(19,724)
Proceeds from sale of property, plant and equipment	3,489	5,032
Proceeds from sale of discontinued operations	53,715	—

Net cash provided by (used in) investing activities	39,903	(14,692)

Cash flows from financing activities:
Partnership distributions	(74,854)	(66,973)

Net cash (used in) financing activities	(74,854)	(66,973)

Net increase in cash and cash equivalents	22,037	46,350
Cash and cash equivalents at beginning of period	96,586	60,571

Cash and cash equivalents at end of period	$118,623	$106,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

					Accumulated
				Common	Other	Total
	Number of	Common	Deferred	Units Held	Comprehensive	Partners'	Comprehensive
	Common Units	Unitholders	Compensation	in Trust	(Loss)	Capital	Income
Balance at September 29, 2007	32,674	$208,230	$5,660	$(5,660)	$(41,953)	$166,277
Net income		166,205				166,205	$166,205
Other comprehensive income:
Net unrealized losses on cash flow hedges					(2,473)	(2,473)	(2,473)
Reclassification of realized gains on cash flow hedges into earnings					(1,377)	(1,377)	(1,377)
Amortization of net actuarial losses and prior service credits into earnings					2,164	2,164	2,164

Comprehensive income							$164,519

Partnership distributions		(74,854)				(74,854)
Common Units issued under Restricted Unit Plan	51
Distribution of Common Units held in trust			(5,660)	5,660		—
Compensation cost recognized under Restricted Unit Plan, net of forfeitures		1,503				1,503

Balance at June 28, 2008	32,725	$301,084	$—	$—	$(43,639)	$257,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)
1. Partnership Organization
Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 32,725,383 Common Units outstanding at June 28, 2008. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), adopted on October 19, 2006 following approval by Common Unitholders at the Partnership’s Tri-Annual Meeting and as thereafter amended by the Board of Supervisors on July 31, 2007, pursuant to the authority granted to the Board in the Partnership Agreement. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.
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
The general partner of both the Partnership and the Operating Partnership is Suburban Energy Services Group LLC (the “General Partner”), a Delaware limited liability company. On October 19, 2006, the Partnership consummated an agreement with its General Partner to exchange 2,300,000 newly issued Common Units for the General Partner’s incentive distribution rights (“IDRs”) and the economic interest in the Partnership and the Operating Partnership included in the general partner interests therein (the “GP Exchange Transaction”). Prior to the GP Exchange Transaction, the General Partner was majority-owned by senior management of the Partnership and owned 224,625 general partner units (an approximate 0.74% ownership interest) in the Partnership and a 1.0101% general partner interest in the Operating Partnership. The General Partner also held all outstanding IDRs and appointed two of the five members of the Board of Supervisors. As a result of the GP Exchange Transaction, the General Partner has no economic interest in either the Partnership or the Operating Partnership other than as a holder of 784 Common Units that will remain in the General Partner, no IDRs are outstanding, the General Partner has no right to appoint any member of the Board of Supervisors and the sole member of the General Partner is the Partnership’s Chief Executive Officer.
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
2. Basis of Presentation
Principles of Consolidation. The condensed consolidated financial statements include the accounts of the Partnership, the Operating Partnership and all of its direct and indirect subsidiaries. All significant intercompany transactions and account balances have been eliminated. As a result of the GP Exchange Transaction, the General Partner has no economic interest in the Partnership or the Operating Partnership apart from 784 Common Units held by it. The Partnership consolidates the results of operations, financial condition and cash flows of the Operating Partnership as a result of the Partnership’s 100% limited partner interest in the Operating Partnership.
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
Derivative Instruments and Hedging Activities.
Commodity Price Risk. Given the retail nature of its operations, the Partnership maintains a certain level of priced physical inventory to ensure its field operations have adequate supply commensurate with the time of year. The Partnership’s strategy is to keep its physical inventory priced relatively close to market for its field operations. The Partnership enters into a combination of exchange-traded futures and option contracts, forward contracts and, in certain instances, over-the-counter options (collectively, “derivative instruments”) to hedge price risk associated with propane and fuel oil physical inventory, as well as future purchases of propane or fuel oil used in its operations and to ensure adequate supply during periods of high demand. Under this risk management strategy, realized gains or losses on derivative instruments will typically offset losses or gains on the physical inventory once the product is sold. All of the Partnership’s derivative instruments are reported on the condensed consolidated balance sheet, within other current assets or other current liabilities, at their fair values pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). In addition, in the course of normal operations, the Partnership routinely enters into contracts such as forward priced physical contracts for the purchase or sale of propane and fuel oil that, under SFAS 133, qualify for and are designated as normal purchase or normal sale contracts. Such contracts are exempted from the fair value accounting requirements of SFAS 133 and are accounted for at the time product is purchased or sold under the related contract. The Partnership does not use derivative instruments for speculative trading purposes. Market risks associated with futures, options and forward contracts are monitored daily for compliance with the Partnership’s Hedging and Risk Management Policy which includes volume limits for open positions. Priced on-hand inventory is also reviewed and managed daily as to exposures to changing market prices.
On the date that futures, forward and option contracts are entered into, other than those designated as normal purchases or normal sales, the Partnership makes a determination as to whether the derivative instrument qualifies for designation as a hedge. Changes in the fair value of derivative instruments are recorded each period in current period earnings or other comprehensive income (loss) (“OCI”), depending on whether the derivative instrument is designated as a hedge and, if so, the type of hedge. For derivative instruments designated as cash flow hedges, the Partnership formally assesses, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in OCI to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of cash flow hedges used to hedge future purchases are recognized in cost of products sold immediately. Changes in the fair value of derivative instruments that are not designated as cash flow hedges, and that do not meet the normal purchase and normal sale exemption under SFAS 133, are recorded within cost of products sold as they occur. Cash flows associated with derivative instruments are reported as operating activities within the condensed consolidated statement of cash flows.
At June 28, 2008, the fair value of derivative instruments described above resulted in derivative assets of $1,169 included within prepaid expenses and other current assets and derivative liabilities of $29 included within other current liabilities. Cost of products sold included unrealized (non-cash) gains of $4,695 and unrealized (non-cash) losses of $323 for the three and nine months ended June 28, 2008, respectively, and unrealized (non-cash) losses of $179 and $7,751 for the three and nine months ended June 30, 2007, respectively, attributable to the change in fair value of derivative instruments not designated as cash flow hedges.
Interest Rate Risk. A portion of the Partnership’s long-term borrowings bear interest at a variable rate based upon LIBOR, plus an applicable margin depending on the level of the Partnership’s total leverage. Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. The Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. On March 31, 2005, the Partnership entered into a $125,000 interest rate swap contract in conjunction with the Term Loan facility under the Revolving Credit Agreement. The interest rate swap is being accounted for under SFAS 133 and the Partnership has designated the interest rate swap as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized in OCI until the hedged item is recognized in earnings. At June 28, 2008, the fair value of the interest rate swap amounted to an unrealized loss of ($2,757) and is included within other liabilities with a corresponding debit in accumulated OCI.
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
4. Discontinued Operations
The Partnership continuously evaluates its existing operations to identify opportunities to optimize the return on assets employed and selectively divests operations in slower growing or non-strategic markets and seeks to reinvest in markets that are considered to present more opportunities for growth. In line with that strategy, on October 2,

2007, the Operating Partnership completed the sale of its Tirzah, South Carolina underground granite propane storage cavern, and associated 62-mile pipeline, for $53,715 in cash, after taking into account certain adjustments. The 57.5 million gallon underground storage cavern is connected to the Dixie Pipeline and provides propane storage for the eastern United States. As a result of this sale, a gain of $43,707 was reported as a gain from the disposal of discontinued operations in the Partnership’s results for the first quarter of fiscal 2008. The results of operations from the Tirzah facilities in the comparative prior year periods have been reclassified to discontinued operations on the condensed consolidated statements of operations for the three and nine months ended June 30, 2007, and the assets and liabilities were classified as held for sale on the condensed consolidated balance sheet as of September 29, 2007.
During the first quarter of fiscal 2007, in a non-cash transaction, the Partnership completed a transaction in which it disposed of nine customer service centers considered to be non-strategic in exchange for three customer service centers of another company located in Alaska. The Partnership reported a $1,002 gain within discontinued operations in the first quarter of fiscal 2007 for the amount by which the fair value of assets relinquished exceeded the carrying value of the assets relinquished. During the third quarter of fiscal 2007, the Partnership sold one customer service center for net cash proceeds of $284, which were received by the Partnership in the fourth quarter of fiscal 2007, and reported a gain on sale of $203 which was accounted for within discontinued operations. Prior period results of operations attributable to these customer service centers were not significant and, as such, have not been reclassified as discontinued operations.
5. Inventories
Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	June 28,	September 29,
	2008	2007
Propane, fuel oil and refined fuels	$75,096	$76,730
Natural gas	—	697
Appliances and related parts	3,609	3,819

	$78,705	$81,246

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

Other intangible assets consist of the following:

	June 28, 2008		September 29, 2007
		Accumulated		Accumulated
	Gross	Amortization	Gross	Amortization
Customer lists	$22,316	$(8,141)	$22,316	$(6,669)
Tradenames	1,499	(675)	1,499	(562)
Non-compete agreements	166	(147)	516	(482)
Other	1,967	(412)	1,967	(343)

	$25,948	$(9,375)	$26,298	$(8,056)

Aggregate amortization expense related to other intangible assets for the three and nine months ended June 28, 2008 was $555 and $1,669, respectively, and $598 and $1,678 for the three and nine months ended June 30, 2007, respectively.
Aggregate amortization expense related to other intangible assets for the remainder of fiscal 2008 and for each of the five succeeding fiscal years as of June 28, 2008 is as follows: 2008 — $555; 2009 — $2,220; 2010 — $2,205; 2011 — $2,205; 2012 — $1,730 and 2013 — $1,276.
7. Income Per Common Unit
Basic income per Common Unit for the three and nine months ended June 28, 2008 is computed by dividing net income by the weighted average number of outstanding Common Units. Diluted income per Common Unit for the three and nine months ended June 28, 2008 is computed by dividing net income by the weighted average number of outstanding Common Units and unvested Restricted Units granted under the 2000 Restricted Unit Plan (as defined in Note 10).
In computing diluted income per Common Unit, weighted average units outstanding used to compute basic income per unit were increased by 222,104 and 161,201 units for the nine months ended June 28, 2008 and June 30, 2007, respectively, to reflect the potential dilutive effect of the unvested Restricted Units outstanding using the treasury stock method. Diluted loss per unit for the three months ended June 28, 2008 and June 30, 2007 does not include 256,073 and 205,760 unvested Restricted Units, respectively, as their effect would be anti-dilutive.
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

8. Long-Term Borrowings
Long-term borrowings consist of the following:

	June 28,	September 29,
	2008	2007
Senior Notes, 6.875%, due December 15, 2013, net of unamortized discount of $1,287 and $1,462, respectively	$423,713	$423,538
Term Loan, 6.29% to 7.16%, due March 31, 2010	125,000	125,000

	$548,713	$548,538

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
The Operating Partnership has a revolving credit facility, the Third Amended and Restated Credit Agreement (the “Revolving Credit Agreement”), which expires on March 31, 2010. The Revolving Credit Agreement provides for a five-year $125,000 term loan facility (the “Term Loan”) and a separate working capital facility which provides available revolving borrowing capacity up to $175,000. The Operating Partnership has standby letters of credit issued under the working capital facility of the Revolving Credit Agreement in the aggregate amount of $55,825 in support of retention levels under the Operating Partnership’s self-insurance programs and certain lease obligations which expire periodically through March 1, 2009. Therefore, as of June 28, 2008 the Operating Partnership had available borrowing capacity of $119,175 under the working capital facility of the Revolving Credit Agreement. In addition, under the Revolving Credit Agreement the Operating Partnership is authorized to incur additional indebtedness of up to $10,000 in connection with capital leases and up to $20,000 in short-term borrowings during the period from December 1 to April 1 in each fiscal year to provide additional working capital during periods of peak demand, if necessary.
Borrowings under the Revolving Credit Agreement, including the Term Loan, bear interest at a rate based upon LIBOR, plus an applicable margin or the Federal Funds rate plus 1/2 of 1%. An annual facility fee ranging from 0.375% to 0.50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of June 28, 2008 and September 29, 2007, there were no borrowings outstanding under the working capital facility of the Revolving Credit Agreement and there have been no borrowings since April 2006.
In connection with the Term Loan, the Operating Partnership also entered into an interest rate swap agreement with a notional amount of $125,000. Effective March 31, 2005 through March 31, 2010, the Operating Partnership will pay a fixed interest rate of 4.66% to the issuing lender on notional principal amount of $125,000, effectively fixing the LIBOR portion of the interest rate at 4.66%. In return, the issuing lender will pay to the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The applicable margin above LIBOR, as defined in the Revolving Credit Agreement, will be paid in addition to this fixed interest rate of 4.66%. The fair value of the interest rate swap amounted to an unrealized loss of ($2,757) and ($284) at June 28, 2008 and September 29, 2007, respectively, and is included in other liabilities with a corresponding amount included within accumulated OCI.
The Revolving Credit Agreement and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Revolving Credit Agreement, the Operating Partnership is required to maintain a leverage ratio (the ratio of total debt to EBITDA) of less than 4.0 to 1. In addition, the Operating Partnership is required to maintain an interest coverage ratio (the ratio of EBITDA to interest expense) of greater than 2.5 to 1 at the Partnership level. Under the 2003 Senior Note indenture, the Partnership is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. Under the Revolving Credit Agreement, as long as no default exists or would result, the Partnership is permitted to make cash distributions not more frequently than quarterly in an amount not to exceed available cash, as defined, for the immediately preceding fiscal quarter. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the 2003 Senior Notes and the Revolving Credit Agreement as of June 28, 2008.
Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, the 2003 Senior Notes and the Revolving Credit Agreement were capitalized within other assets and are being amortized on a straight-line basis over the term of the respective debt agreements. Other assets at June 28, 2008 and September 29, 2007 include debt origination costs with a net carrying amount of $5,234 and $6,230, respectively. Aggregate amortization expense related to deferred debt origination costs included within interest expense for the three months ended June 28, 2008 and June 30, 2007 was $332 and for the nine months ended June 28, 2008 and June 30, 2007 was $996.
The aggregate amounts of long-term debt maturities subsequent to June 28, 2008 are as follows: fiscal 2008 — $0; fiscal 2009 — $0; fiscal 2010 — $125,000; fiscal 2011 — $0; and, thereafter - $425,000.
Under the Revolving Credit Agreement, proceeds from the sale, transfer or other disposition of any asset of the Operating Partnership, other than the sale of inventory in the ordinary course of business, in excess of $15,000 must be used to acquire productive assets within twelve months of receipt of the proceeds. Any proceeds not used within twelve months of receipt to acquire productive assets must be used to prepay the outstanding principal of the Term Loan. The Partnership expects to prepay approximately $15,000 on the Term Loan from the net proceeds of the sale of the Tirzah storage facility which closed on October 2, 2007 (see Note 4).
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
On July 24, 2008, the Partnership announced a quarterly distribution of $0.80 per Common Unit, or $3.20 on an annualized basis, in respect of the third quarter of fiscal 2008 payable on August 12, 2008 to holders of record on August 5, 2008. This quarterly distribution included an increase of $0.025 per Common Unit, or $0.10 per Common Unit on an annualized basis, from the previous distribution rate.

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
During the nine months ended June 28, 2008, the Partnership awarded 125,912 Restricted Units under the 2000 Restricted Unit Plan at an aggregate grant date fair value of $4,431. Following is a summary of activity in the 2000 Restricted Unit Plan:

		Weighted
		Average Grant
		Date Fair Value
	Units	Per Unit
Outstanding September 29, 2007	383,090	$28.85
Awarded	125,912	35.19
Forfeited	(10,759)	(26.72)
Issued	(51,128)	(30.52)

Outstanding June 28, 2008	447,115	$30.58

As of June 28, 2008, $7,277 of compensation cost related to unvested Restricted Units awarded under the 2000 Restricted Unit Plan remains to be recognized in future periods. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1.9 years. Compensation expense recognized under the 2000 Restricted Unit Plan, net of forfeitures, for the three and nine months ended June 28, 2008 was $817 and $1,503, respectively, and $949 and $2,109 for the three and nine months ended June 30, 2007, respectively.
Long-Term Incentive Plan. The Partnership has a non-qualified, unfunded long-term incentive plan for officers and key employees (‘‘LTIP-2’’) which provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period. The level of compensation earned under LTIP-2 is based on the market performance of the Partnership’s Common Units on the basis of total return to Unitholders (‘‘TRU’’) compared to the TRU of a predetermined peer group composed primarily of other Master Limited Partnerships, approved by the Compensation Committee of the Board of Supervisors, over the same three-year performance period. As a result of the quarterly remeasurement of the liability for awards under LTIP-2, compensation expense for the three and nine months ended June 28, 2008 was $1,217 and $1,635, respectively, and $1,146 and $4,295 for the three and nine months ended June 30, 2007, respectively. As of June 28, 2008 and September 29, 2007, the Partnership had a liability included within accrued employment and benefit costs of $5,482 and $7,796, respectively, related to estimated future payments under LTIP-2.
Compensation Deferral Plan. The Compensation Deferral Plan provided eligible employees of the Partnership the ability to defer receipt of all or a portion of vested Restricted Units granted under a prior restricted unit award plan. Those units were held in a trust on behalf of these individuals. During the second quarter of fiscal 2008, the remaining 292,682 Common Units were distributed to the participants resulting in the satisfaction of the deferred compensation liability of $5,660 and a corresponding reduction to common units held in trust in the consolidated balance sheet.
11. Commitments and Contingencies
Self-Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of June 28, 2008 and September 29, 2007, the Partnership had accrued insurance liabilities of $42,464 and $50,308, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within prepaid expense and other current assets or other assets for the probable recoveries from insurance which amounted to $8,825 and $13,858 as of June 28, 2008 and September 29, 2007, respectively. On October 23, 2007, the Partnership reached a settlement regarding an outstanding product liability claim. The settlement resulted in a reduction of the accrued insurance liability and the corresponding asset recorded within prepaid expenses and other current assets, which represented the amount of the liability paid by the insurance companies, of approximately $4,750 during the first quarter of fiscal 2008. The Partnership is also involved in various legal actions that have arisen in the normal course of business, including those relating to commercial transactions and product liability. Management believes, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership’s financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insured claims, as well as existing insurance policies in force.
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
Estimating the extent of the Partnership’s responsibility at a particular site, and the method and ultimate cost of remediation of that site, requires making numerous assumptions. As a result, the ultimate cost to remediate any site may differ from current estimates, and will depend, in part, on whether there is additional contamination, not currently known to the Partnership, at that site. However, management believes that the Partnership’s past experience provides a reasonable basis for estimating these liabilities. As additional information becomes available, estimates are adjusted as necessary. While management does not anticipate that any such adjustment would be material to the Partnership’s financial statements, the result of ongoing or future environmental studies or other factors could alter this expectation and require recording additional liabilities. Management currently cannot determine whether the Partnership will incur additional liabilities or the extent or amount of any such liabilities. As of June 28, 2008 and September 29, 2007, the environmental reserve amounted to $1,787 and $2,578, respectively.
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
12. Guarantees
The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2015. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $13,434. The fair value of residual value guarantees for outstanding operating leases was de minimis as of June 28, 2008 and September 29, 2007.
13. Pension Plans and Other Postretirement Benefits
The following table provides the components of net periodic benefit costs for the three and nine months ended June 28, 2008 and June 30, 2007:

	Pension Benefits		Pension Benefits
	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Interest cost	$2,187	$2,226	$6,562	$6,679
Expected return on plan assets	(2,270)	(2,579)	(6,811)	(7,738)
Recognized net actuarial loss	844	1,329	2,531	3,986

Net periodic benefit cost	$761	$976	$2,282	$2,927

	Postretirement Benefits		Postretirement Benefits
	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Service cost	$2	$3	$6	$9
Interest cost	350	329	1,049	988
Amortization of prior service costs	(122)	(149)	(367)	(448)

Net periodic benefit cost	$230	$183	$688	$549

There are no projected minimum employer contribution requirements under Internal Revenue Service Regulations for fiscal 2008 under our defined benefit pension plan. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2008 is $2,200, of which $1,360 has been contributed during the nine months ended June 28, 2008.
14. Income taxes
For federal income tax purposes, as well as for state income tax purposes in the majority of the states in which the Partnership operates, the earnings attributable to the Partnership, as a separate legal entity, and the Operating Partnership are not subject to income tax at the Partnership level. Rather, the taxable income or loss attributable to the Partnership, as a separate legal entity, and to the Operating Partnership, which may vary substantially from the income before income taxes, reported by the Partnership in the condensed consolidated statement of operations, are includable in the federal and state income tax returns of the individual partners. The aggregate difference in the basis of the Partnership’s net assets for financial and tax reporting purposes cannot be readily determined as the Partnership does not have access to information regarding each partner’s basis in the Partnership.
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
As a result of the profitability of the Partnership’s fuel oil and refined fuel and natural gas and electricity businesses during the first quarter of fiscal 2008 (fourth quarter of calendar and tax year 2007), the corporate entities reported taxable income which enabled utilization of net operating losses to offset the current cash tax liability. Utilization of these net operating losses resulted in a reversal of a portion of the deferred tax asset valuation allowance established in purchase accounting for the Agway Acquisition, a corresponding reduction in goodwill and, in turn, a $1,277 deferred tax provision.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of SFAS 109” (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized on adoption of FIN 48. The Partnership has elected to include interest and penalties related to income tax liabilities, if any, in income tax expense.
The adoption of FIN 48 had no impact on the Partnership’s condensed consolidated balance sheet, statement of operations or cash flows. As of June 28, 2008, September 30, 2007 (the date of adoption of FIN 48) and September 29, 2007, the end of the prior fiscal year, the Partnership reported no unrecognized tax benefits nor related interest and penalties in its condensed consolidated balance sheet or statement of operations.
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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Revenues:
Propane	$216,999	$188,772	$946,700	$865,808
Fuel oil and refined fuels	55,262	49,021	247,609	229,106
Natural gas and electricity	22,507	20,182	84,693	79,382
Services	9,184	11,662	34,752	44,792
All other	1,524	1,817	3,928	5,385

Total revenues	$305,476	$271,454	$1,317,682	$1,224,473

(Loss) income before interest expense and income taxes:
Propane	$26,148	$23,606	$198,634	$198,259
Fuel oil and refined fuels	(9,644)	856	1,161	33,241
Natural gas and electricity	1,108	2,125	8,546	10,431
Services	(4,546)	(6,835)	(10,901)	(18,129)
All other	20	(364)	(403)	(878)
Corporate	(17,466)	(12,127)	(45,253)	(37,629)

Total (loss) income before interest expense and income taxes	(4,380)	7,261	151,784	185,295

Reconciliation to (loss) income from continuing operations:
Interest expense, net	9,524	8,623	27,330	27,161
(Benefit from) provision for income taxes	(157)	389	1,956	1,529

(Loss) income from continuing operations	$(13,747)	$(1,751)	$122,498	$156,605

Depreciation and amortization:
Propane	$3,910	$4,102	$11,692	$12,338
Fuel oil and refined fuels	839	869	2,548	2,627
Natural gas and electricity	252	233	756	677
Services	78	80	233	266
All other	16	39	63	113
Corporate	2,064	1,983	6,033	5,741

Total depreciation and amortization	$7,159	$7,306	$21,325	$21,762

	As of
	June 28,	September 29,
	2008	2007
Assets:
Propane	$747,643	$737,090
Fuel oil and refined fuels	74,362	69,801
Natural gas and electricity	24,864	22,213
Services	3,161	1,486
All other	1,340	1,511
Corporate	236,213	231,098
Eliminations	(87,981)	(87,981)

Total assets	$999,602	$975,218

16. Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS 157 is effective for fiscal years beginning after November 15, 2007, which will be the Partnership’s 2009 fiscal year beginning September 28, 2008. In February of 2008, the FASB provided an elective one-year deferral of the applications of the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are only measured at fair value on a non-recurring basis. The adoption of SFAS 157 is not expected to have a material effect on the Partnership’s consolidated financial position, results of operations and cash flows.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in an entity’s subsidiary and alters the way the consolidated income statement is presented. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, which will be the Partnership’s 2010 fiscal year beginning September 27, 2009. As of June 28, 2008, the Partnership has no outstanding noncontrolling interests in any subsidiary; accordingly, the adoption of SFAS 160 should not have any impact on the Partnership’s consolidated financial position, results of operations and cash flows.
Also in December 2007, the FASB issued a revised SFAS No. 141 “Business Combinations” (“SFAS 141R”). Among other things, SFAS 141R requires an entity to recognize acquired assets, liabilities assumed and any noncontrolling interest at their respective fair values as of the acquisition date, clarifies how goodwill involved in a business combination is to be recognized and measured, as well as requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for business combinations entered into in fiscal years beginning on or after December 15, 2008, which will be the Partnership’s 2010 fiscal year beginning September 27, 2009, with early adoption prohibited.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s objectives for using derivative instruments and related hedged items, how those derivative instruments are accounted for under SFAS 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements for interim or annual periods beginning after November 15, 2008, which will be the second quarter of the Partnership’s 2009 fiscal year beginning September 29, 2008. The adoption of SFAS 161 is not expected to have a material effect on the Partnership’s consolidated financial position, results of operations and cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and nine months ended June 28, 2008. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 29, 2007.
Executive Overview
     The following are factors that regularly affect our operating results and financial condition. In addition, our business is subject to the risks and uncertainties described in Item 1A included in the Annual Report on Form 10-K for the fiscal year ended September 29, 2007.
Product Costs and Supply
     The level of profitability in the retail propane, fuel oil, natural gas and electricity businesses is largely dependent on the difference between retail sales price and product cost. The unit cost of our products, particularly propane, fuel oil and natural gas, is subject to volatility as a result of product supply or other market conditions, including, but not limited to, economic and political factors impacting crude oil and natural gas supply or pricing. We enter into product supply contracts that are generally one-year agreements subject to annual renewal, and also purchase product on the open market. We attempt to reduce price risk by pricing product on a short-term basis. Our propane supply contracts typically provide for pricing based upon index formulas using the posted prices established at major supply points such as Mont Belvieu, Texas, or Conway, Kansas (plus transportation costs) at the time of delivery. In certain instances, and when market conditions (relating to our supply arrangements and risk management activities) are favorable as was the case in the propane and fuel oil markets during the first half of fiscal 2007, we are able to purchase product under our supply arrangements at a discount to the spot market. However, such favorable market conditions and margin opportunities were not present for the first nine months of fiscal 2008. Rather, very challenging market conditions in fiscal 2008, characterized by an extreme rise in commodity prices (particularly during the third quarter) coupled with lower volumes resulted in the recognition of realized losses under our hedging and risk management activities which were not fully offset by the sales of the physical inventory as more fully described under “Hedging and Risk Management Activities” below.
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
     Product cost changes can occur rapidly over a short period of time and can impact profitability. There is no assurance that we will be able to pass on product cost increases fully or immediately, particularly when product costs increase rapidly. Therefore, average retail sales prices can vary significantly from year to year as product costs fluctuate with propane, fuel oil, crude oil and natural gas commodity market conditions. In addition, in periods of sustained higher commodity prices, as has been experienced over the past several fiscal years, retail sales volumes have been negatively impacted by customer conservation efforts.
Seasonality
     The retail propane and fuel oil distribution businesses, as well as the natural gas marketing business, are seasonal because these fuels are primarily used for heating in residential and commercial buildings. Historically, approximately two-thirds of our retail propane volume is sold during the six-month peak heating season from October through March. The fuel oil business tends to experience greater seasonality given its more limited use for space heating and approximately three-fourths of our fuel oil volumes are sold between October and March. Consequently, sales and operating profits are concentrated in our first and second fiscal quarters. Cash flows from operations, therefore, are greatest during the second and third fiscal quarters when customers pay for product purchased during the winter heating season. We expect lower operating profits and either net losses or lower net income during the period from April through September (our third and fourth fiscal quarters). To the extent necessary, we will reserve cash from the second and third quarters for distribution to holders of our Common Units in the fourth quarter and following fiscal year first quarter.
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
Hedging and Risk Management Activities
     We engage in hedging and risk management activities to reduce the effect of price volatility on our product costs and to ensure the availability of product during periods of short supply. We enter into propane forward and option agreements with third parties, and use fuel oil futures and option contracts traded on the New York Mercantile Exchange (“NYMEX”), to purchase and sell propane and fuel oil at fixed prices in the future. The majority of the futures, forward and option agreements are used to hedge price risk associated with propane and fuel oil physical inventory, as well as, in certain instances, forecasted purchases of propane or fuel oil. Futures and forward contracts are generally settled physically at the expiration of the contract. Although we use derivative instruments to reduce the effect of price volatility associated with priced physical inventory and forecasted transactions, we do not use derivative instruments for speculative trading purposes. Risk management activities are monitored by an internal Commodity Risk Management Committee, made up of five members of management, through enforcement of our Hedging and Risk Management Policy, reporting to our Audit Committee.
     As a result of various market factors during the first half of fiscal 2007, particularly commodity price volatility during the first four months of the fiscal year, we experienced additional margin opportunities due to favorable pricing under certain supply arrangements and from our hedging and risk management activities. These market conditions generated additional operating profit of approximately $20.0 million during the nine months ended June 30, 2007 compared to the nine months ended June 28, 2008. Supply and risk management transactions may not always result in increased product margins and there can be no assurance that the favorable market conditions that contributed to incremental margin during the first half of fiscal 2007 will be present in the future in order to provide the additional margin opportunities. Very different and challenging factors existed in the first nine months of fiscal 2008. In fact, as a result of the unprecedented rise in commodity prices in a relatively short period of time during the third quarter of fiscal 2008, we realized losses under our short futures positions utilized to hedge price risk associated with a portion of our priced physical inventory. Under our hedging and risk management strategy, realized gains or losses on futures contracts will typically offset losses or gains on the physical inventory once the product is sold to customers at market prices. However, as a result of lower than expected volumes primarily attributable to customer conservation, the timing was such that these losses were not fully offset by sales of the physical product. Our risk management activities had a negative effect on earnings of approximately $14.5 million during the third quarter of fiscal 2008 compared to the prior year quarter as a result of realized losses on futures contracts. See Item 3 of this Quarterly Report for information about accounting for derivative instruments and hedging activities.
Critical Accounting Policies and Estimates
     Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included within the Notes to Consolidated Financial Statements section of our Annual Report on Form 10-K for the fiscal year ended September 29, 2007.

Results of Operations and Financial Condition
     Consistent with the seasonal nature of the propane and fuel oil businesses, we typically experience a net loss in our fiscal third quarter. Net loss for the three months ended June 28, 2008, amounted to $13.7 million, or $0.42 per Common Unit, compared to a net loss of $1.1 million, or $0.03 per Common Unit, in the prior year quarter. EBITDA (as defined and reconciled below) amounted to $2.8 million, compared to $15.3 million for the three months ended June 30, 2007.
     Given the retail nature of our operations, we maintain a certain level of priced physical inventory to ensure our field operations have adequate supply commensurate with the time of year. Our strategy has been, and will continue to be, to keep our physical inventory priced relatively close to market for our field operations. Consistent with past practices, we principally utilize futures and/or option contracts traded on the NYMEX to mitigate the price risk associated with our priced physical inventory. Under this risk management strategy, realized gains or losses on futures or option contracts will typically offset losses or gains on the physical inventory once the product is sold. We do not use futures contracts, or other derivative instruments, for speculative trading purposes.
     With the unprecedented rise in commodity prices, we reported realized losses from our risk management activities which were not fully offset by sales of the physical product, resulting in a negative effect of $14.5 million during the third quarter of fiscal 2008. Early in the third quarter of fiscal 2008, as a result of continued market volatility and unpredictability, we made a decision to unwind all of our short futures positions during the third quarter of fiscal 2008. Depending on the movement in commodity prices and the volume of products sold, we may recover a portion of these realized losses in future periods.
     Retail propane gallons sold in the third quarter of fiscal 2008 decreased 8.6 million gallons, or 10.8%, to 71.4 million gallons compared to 80.0 million gallons in the prior year quarter. Sales of fuel oil and refined fuels decreased 6.5 million gallons, or 34.0%, to 12.6 million gallons during the third quarter of fiscal 2008 compared to 19.1 million gallons in the prior year quarter. Lower volumes in both segments were attributable to ongoing customer conservation resulting from the historically high commodity prices and the proactive steps we have taken to help manage customer credit risk in this high energy price environment, as well as, to a lesser extent, the warmer than normal temperatures and the effects of eliminating certain lower margin accounts which occurred throughout much of fiscal 2007. In the commodities market, average posted prices for both propane and fuel oil increased to new all-time highs on an almost daily basis throughout the quarter. Overall, average posted prices for propane and fuel oil during the third quarter increased 50.0% and 85.2%, respectively, compared to the prior year third quarter. While weather is not typically a significant contributing factor to operating results in the third quarter, sales volumes were negatively impacted to an extent by significantly warmer than normal temperatures in April 2008 compared to the same period in the prior year.
     While the high energy price environment has had a negative effect on sales volumes as a result of ongoing customer conservation, the proactive steps we have taken over the past two years to create a more efficient and cost effective operating structure continue to produce favorable results and have contributed to the overall strength of our cash flow and financial position. Combined operating and general and administrative expenses of $89.7 million for the third quarter of fiscal 2008 were flat compared to the prior year quarter. Continued savings in payroll and benefit related expenses, including variable compensation resulting from lower earnings, as well as the impact of a lower vehicle count, were offset by higher diesel fuel costs to operate our fleet.
     From a cash flow perspective, despite the sustained period of high commodity prices, we continue to fund working capital requirements from cash on hand and have not borrowed under our working capital facility since April 2006. We ended the third quarter of fiscal 2008 with $118.6 million in cash on hand and are well positioned as we advance into the fourth quarter of fiscal 2008. On the strength of these earnings and cash flows, our Board of Supervisors declared the eighteenth increase (since 1999) in our quarterly distribution from $0.775 to $0.80 per Common Unit, or from $3.10 to $3.20 on an annualized basis. This increase, the ninth consecutive quarter in which we have increased the annualized rate by at least $0.05 per Common Unit, equates to an increase of 12.3% compared to the third quarter of fiscal 2007.

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
     Our anticipated cash requirements for the remainder of fiscal 2008 include: (i) maintenance and growth capital expenditures of approximately $7.7 million; (ii) interest payments of approximately $7.6 million; (iii) cash distributions of approximately $26.2 million to our Common Unitholders based on the most recently increased quarterly distribution rate of $0.80 per Common Unit; and (iv) prepayment of approximately $15.0 million of our Term Loan from the net proceeds of the sale of our Tirzah storage facility. Based on our current estimates of cash flow from operations and our cash position at the end of the third quarter of fiscal 2008, we do not anticipate the need to borrow under the working capital facility of our Revolving Credit Agreement to meet our working capital requirements for the remainder of fiscal 2008. Our Revolving Credit Agreement provides a working capital facility with available revolving borrowing capacity up to $175.0 million (unused borrowing capacity of $119.2 million after considering outstanding letters of credit of $55.8 million as of June 28, 2008).
Three Months Ended June 28, 2008 Compared to Three Months Ended June 30, 2007
Revenues

	Three Months Ended			Percent
	June 28,	June 30,	Increase /	Increase /
(Dollars in thousands)	2008	2007	(Decrease)	(Decrease)
Revenues
Propane	$216,999	$188,772	$28,227	15.0%
Fuel oil and refined fuels	55,262	49,021	6,241	12.7%
Natural gas and electricity	22,507	20,182	2,325	11.5%
Services	9,184	11,662	(2,478)	(21.2%)
All other	1,524	1,817	(293)	(16.1%)

Total revenues	$305,476	$271,454	$34,022	12.5%

     Total revenues increased $34.0 million, or 12.5%, to $305.5 million for the three months ended June 28, 2008 compared to $271.5 million for the three months ended June 30, 2007, as lower volumes were offset by higher average selling prices associated with higher product costs. Volumes were lower than the prior year third quarter due to ongoing customer conservation resulting from the historically high commodity prices, as well as, to a lesser extent, warmer than normal temperatures during the month of April 2008 in our service territories and the effects of eliminating certain lower margin accounts which occurred throughout much of the prior year. In addition, in the high energy price environment, we have taken proactive steps to help our customers manage their household energy costs and to help manage customer credit risk which has had a negative impact on volumes sold.
     Revenues from the distribution of propane and related activities of $217.0 million in the third quarter of fiscal 2008 increased $28.2 million, or 15.0%, compared to $188.8 million in the prior year quarter, primarily due to higher average selling prices, partially offset by lower volumes which were primarily attributable to ongoing customer conservation. Retail propane gallons sold in the third quarter of fiscal 2008 decreased 8.6 million gallons, or 10.8%, to 71.4 million gallons from 80.0 million gallons in the prior year quarter. The average posted price of propane during the third quarter of fiscal 2008 increased approximately 50.0% compared to the average posted prices in the prior year quarter, while our average propane selling prices in the third quarter of fiscal 2008 increased approximately 28.6% compared to the prior year quarter. Additionally, revenues from wholesale and other propane activities for the three months ended June 28, 2008 increased $2.3 million compared to the prior year quarter.

     Revenues from the distribution of fuel oil and refined fuels of $55.3 million in the third quarter of fiscal 2008 increased $6.2 million, or 12.7%, from $49.0 million in the prior year quarter, primarily due to higher average selling prices, partially offset by lower volumes. Fuel oil and refined fuels gallons sold in the third quarter of fiscal 2008 decreased 6.5 million gallons, or 34.0%, to 12.6 million gallons from 19.1 million gallons in the prior year quarter. Lower volumes in our fuel oil and refined fuels segment were attributable to the impact of ongoing customer conservation from continued high energy prices, combined with our decision to exit certain lower margin diesel and gasoline businesses. Our decision to exit the majority of our low sulfur diesel and gasoline businesses resulted in a reduction in volumes in the fuel oil and refined fuels segment of approximately 2.9 million gallons, or 43.9% of the total volume decline in the third quarter of fiscal 2008 compared to the prior year quarter. The average posted price of fuel oil during the third quarter of fiscal 2008 increased approximately 85.2% compared to the average posted prices in the prior year quarter, while our average selling prices in our fuel oil and refined fuels segment increased approximately 63.8% compared to the prior year quarter.
     Revenues in our natural gas and electricity segment increased $2.3 million, or 11.5%, to $22.5 million for the three months ended June 28, 2008 compared to $20.2 million in the prior year quarter as a result of higher average selling prices for both electricity and natural gas, partially offset by lower natural gas and, to a lesser extent, electricity volumes. Revenues in our services segment decreased 21.2% to $9.2 million in the third quarter of fiscal 2008 from $11.7 million in the prior year quarter as a result of the decision to reduce the level of certain installation activities. The focus of our ongoing service offerings are in support of our existing core commodity segments.
Cost of Products Sold

	Three Months Ended			Percent
	June 28,	June 30,	Increase /	Increase /
(Dollars in thousands)	2008	2007	(Decrease)	(Decrease)
Cost of products sold
Propane	$135,545	$107,689	$27,856	25.9%
Fuel oil and refined fuels	54,518	38,520	15,998	41.5%
Natural gas and electricity	19,780	16,710	3,070	18.4%
Services	2,437	3,271	(834)	(25.5%)
All other	694	1,034	(340)	(32.9%)

Total cost of products sold	$212,974	$167,224	$45,750	27.4%
As a percent of total revenues	69.7%	61.6%
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
     Cost of products sold increased $45.8 million, or 27.4%, to $213.0 million for the three months ended June 28, 2008 compared to $167.2 million in the prior year quarter. The increase was primarily attributable to the impact of the unprecedented rise in product costs on volumes sold, as well as the $14.5 million impact of realized losses from risk management activities discussed above. Cost of products sold in the fiscal 2008 third quarter also included a $4.7 million unrealized (non-cash) gain representing the net change in the fair value of derivative instruments during the period, compared to a $0.2 million unrealized (non-cash) loss in the prior year quarter resulting in a decrease of $4.9 million in cost of products sold for the three months ended June 28, 2008 compared to the prior year quarter.

The unrealized gain recognized during the third quarter of fiscal 2008 represented the reversal of previously recognized unrealized losses on derivative instruments as those instruments were settled during the period and therefore, reported as realized losses.
     Cost of products sold associated with the distribution of propane and related activities of $135.5 million increased $27.9 million, or 25.9%, compared to the prior year quarter. Higher average propane costs resulted in an increase of $35.6 million in cost of products sold during the third quarter of fiscal 2008 compared to the prior year quarter. The impact of the sharp increase in commodity prices was partially offset by lower propane volumes which resulted in a $10.6 million decrease in cost of products sold during the third quarter of fiscal 2008 compared to the prior year quarter. The increase in wholesale and other propane revenues, noted above, increased cost of products sold by $2.9 million compared to the prior year period.
     Cost of products sold associated with our fuel oil and refined fuels segment of $54.5 million increased $16.0 million, or 41.5%, compared to the prior year quarter. Higher average fuel oil costs resulted in an increase of $19.7 million in cost of products sold during the third quarter of fiscal 2008 compared to the prior year quarter. The impact of the sharp increase in commodity prices was partially offset by lower fuel oil sales volumes, which resulted in a $13.3 million decrease in cost of products sold during the third quarter of fiscal 2008 compared to the prior year quarter. In addition, as described above, risk management activities during the third quarter of fiscal 2008 resulted in a $14.5 million increase in cost of products sold compared to the prior year as a result of realized losses on futures contracts. The net change in the fair value of derivative instruments, representing unrealized (non-cash) gains, during the period resulted in a $4.9 million decrease in cost of products sold associated with the distribution of fuel oil and refined fuels compared to the prior year.
     Cost of products sold in our natural gas and electricity segment of $19.8 million increased $3.1 million, or 18.4%, compared to the prior year quarter primarily due to higher average natural gas and electricity costs. Cost of products sold in our services segment of $2.4 million decreased $0.8 million, or 25.5%, compared to the prior year quarter primarily due to lower sales volumes.
     For the quarter ended June 28, 2008, total cost of products sold represented 69.7% of revenues compared to 61.6% in the prior year quarter. This increase was primarily attributable to the significant increase in product costs, which we were not able to fully pass on to customers, as well as the negative effect of higher commodity prices on our risk management activities of $9.6 million during the third quarter of fiscal 2008 compared to the prior year quarter, representing the net impact of the aforementioned $14.5 million of realized losses offset by $4.9 million of unrealized (non cash) gains representing the reversal of previously recognized unrealized losses on derivative instruments which were settled during the period.
Operating Expenses

	Three Months Ended
	June 28,	June 30,		Percent
(Dollars in thousands)	2008	2007	Decrease	Decrease
Operating expenses	$76,455	$77,076	$(621)	(0.8%)
As a percent of total revenues	25.0%	28.4%
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
     Operating expenses of $76.5 million for the three months ended June 28, 2008 decreased $0.6 million, or 0.8%, compared to $77.1 million in the prior year quarter as a result of our continued efforts to drive operational efficiencies and reduce costs across all operating segments. Payroll and benefit related expenses declined $1.3 million due to lower headcount, as well as lower variable compensation associated with lower earnings in the third quarter of fiscal 2008 compared to the prior year. Savings from payroll and benefit related expenses and the impact of a lower vehicle count were partially offset by higher diesel fuel costs to operate our fleet.
General and Administrative Expenses

	Three Months Ended
	June 28,	June 30,		Percent
(Dollars in thousands)	2008	2007	Increase	Increase
General and administrative expenses	$13,268	$12,587	$681	5.4%
As a percent of total revenues	4.3%	4.6%
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
     General and administrative expenses of $13.3 million for the three months ended June 28, 2008 increased $0.7 million, or 5.4%, compared to $12.6 million during the prior year quarter. Continued savings from lower payroll and benefit related expenses, including lower variable compensation due to lower earnings, were more than offset by higher professional services fees and other miscellaneous costs.
Depreciation and Amortization

	Three Months Ended
	June 28,	June 30,		Percent
(Dollars in thousands)	2008	2007	Decrease	Decrease
Depreciation and amortization	$7,159	$7,306	$(147)	(2.0%)
As a percent of total revenues	2.3%	2.7%
     Depreciation and amortization expense of $7.2 million for the three months ended June 28, 2008 was relatively unchanged compared to the prior year quarter.
Interest Expense, net

	Three Months Ended
	June 28,	June 30,		Percent
(Dollars in thousands)	2008	2007	Increase	Increase
Interest expense, net	$9,524	$8,623	$901	10.4%
As a percent of total revenues	3.1%	3.2%
     Net interest expense increased $0.9 million, or 10.4%, to $9.5 million for the three months ended June 28, 2008, compared to $8.6 million in the prior year quarter as a result of lower market interest rates for short-term investments, which contributed to less interest income earned. As has been the case since April 2006, there were no borrowings under our working capital facility as seasonal working capital needs have been funded through cash on hand and cash flow from operations. We ended the third quarter of fiscal 2008 in a strong cash position with $118.6 million in cash on the condensed consolidated balance sheet.

     Discontinued Operations. On October 2, 2007, the Operating Partnership completed the sale of its Tirzah, South Carolina underground granite propane storage cavern, and associated 62-mile pipeline, for approximately $53.7 million in cash, after taking into account certain adjustments. As a result of this sale, we reported a $43.7 million gain on disposal of discontinued operations in the first quarter of fiscal 2008. The results of operations from the Tirzah facilities have been reported within discontinued operations on the condensed consolidated statements of operations for the three months ended June 30, 2007 and the assets and liabilities have been classified as held for sale on the condensed consolidated balance sheet as of September 29, 2007.
     During the third quarter of fiscal 2007, we sold one customer service center for net cash proceeds of $0.3 million which we received in the fourth quarter of fiscal 2007 and reported a gain on sale of $0.2 million.
     Net Loss and EBITDA. Net loss for the third quarter of fiscal 2008 amounted to $13.7 million, or $0.42 per Common Unit, an increase of $12.6 million, or $0.39 per Common Unit, compared to the prior year quarter’s net loss of $1.1 million, or $0.03 per Common Unit. EBITDA amounted to $2.8 million for the three months ended June 28, 2008 compared to $15.3 million in the prior year third quarter.
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
     The following table sets forth (i) our calculations of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities:

	Three Months Ended
	June 28,	June 30,
(Dollars in thousands)	2008	2007
Net loss	$(13,747)	$(1,140)
Add:
(Benefit from) provision for income taxes	(157)	389
Interest expense, net	9,524	8,623
Depreciation and amortization — continuing operations	7,159	7,306
Depreciation and amortization — discontinued operations	—	125

EBITDA	2,779	15,303
Add (subtract):
Provision for income taxes — current	(87)	(389)
Interest expense, net	(9,524)	(8,623)
Compensation cost recognized under Restricted Unit Plan	817	949
Gain on disposal of property, plant and equipment, net	(109)	(339)
Gain on disposal of discontinued operations	—	(203)
Changes in working capital and other assets and liabilities	54,725	40,090

Net cash provided by operating activities	$48,601	$46,788

Nine Months Ended June 28, 2008 Compared to Nine Months Ended June 30, 2007
Revenues

	Nine Months Ended			Percent
	June 28,	June 30,	Increase /	Increase /
(Dollars in thousands)	2008	2007	(Decrease)	(Decrease)
Revenues
Propane	$946,700	$865,808	$80,892	9.3%
Fuel oil and refined fuels	247,609	229,106	18,503	8.1%
Natural gas and electricity	84,693	79,382	5,311	6.7%
Services	34,752	44,792	(10,040)	(22.4%)
All other	3,928	5,385	(1,457)	(27.1%)

Total revenues	$1,317,682	$1,224,473	$93,209	7.6%

     Total revenues increased $93.2 million, or 7.6%, to $1,317.7 million for the nine months ended June 28, 2008 compared to $1,224.5 million for the nine months ended June 30, 2007, as lower volumes were offset by higher average selling prices associated with higher product costs. Volumes in our propane, fuel oil and refined fuels and natural gas and electricity segments were lower for the first nine months of the fiscal year compared to the similar period of the prior year primarily due to ongoing customer conservation resulting from the historically high commodity prices, proactive steps to manage customer credit risk, warmer weather in our service territories and, to a lesser extent, the effects of eliminating certain lower margin accounts which occurred throughout much of the prior year. From a weather perspective, average heating degree days in our service territories for the nine months ended June 28, 2008 were 94% of normal and flat compared to the prior year period; however, the winter heating season of fiscal 2008 was warmer than the comparable period of prior year, particularly in the northeast where average heating degree days where 7% below normal and the prior year period, thus having a negative effect on volumes.
     Revenues from the distribution of propane and related activities of $946.7 million for the nine months ended June 28, 2008 increased $80.9 million, or 9.3%, compared to $865.8 million for the nine months ended June 30, 2007, primarily due to higher average selling prices, partially offset by lower volumes which were attributable to ongoing customer conservation. Retail propane gallons sold in the first nine months of fiscal 2008 decreased 39.0 million gallons, or 10.6%, to 329.6 million gallons from 368.6 million gallons in the similar period of the prior year. The average posted price of propane during the first nine months of fiscal 2008 increased approximately 53.1% compared to the average posted prices in the similar period of the prior year, while our average propane selling prices in the first nine months of fiscal 2008 increased approximately 25.7% compared to the prior year period. Additionally, revenues from wholesale and other propane activities for the nine months ended June 28, 2008 decreased $19.2 million compared to the prior year period.
     Revenues from the distribution of fuel oil and refined fuels of $247.6 million for the nine months ended June 28, 2008 increased $18.5 million, or 8.1%, from $229.1 million in the prior year period, primarily due to higher average selling prices, partially offset by lower volumes. Fuel oil and refined fuels gallons sold in the first nine months of fiscal 2008 decreased 24.0 million gallons, or 26.2%, to 67.6 million gallons from 91.6 million gallons in the prior year period. Lower volumes in our fuel oil and refined fuels segment were attributable to the impact of ongoing customer conservation from continued high energy prices combined with our decision to exit certain lower margin diesel and gasoline businesses. Our decision to exit the majority of our low sulfur diesel and gasoline businesses resulted in a reduction in volumes in the fuel oil and refined fuels segment of approximately 7.3 million gallons, or 30.4% of the total volume decline, in the first nine months of fiscal 2008 compared to the prior year period. The average posted price of fuel oil during the first nine months of fiscal 2008 increased approximately 66.2% compared to the average posted prices in the prior year period, while our average selling prices in our fuel oil and refined fuels segment increased approximately 44.6% compared to the prior year period.
     Revenues in our natural gas and electricity segment increased $5.3 million, or 6.7%, to $84.7 million for the nine months ended June 28, 2008 compared to $79.4 million in the prior year period as a result of higher average selling prices for both electricity and natural gas, partially offset by lower electricity and natural gas volumes. Revenues in our services segment decreased 22.4% to $34.8 million in the first nine months of fiscal 2008 from $44.8 million in the prior year period as a result of the decision to reduce the level of certain installation activities. The focus of our ongoing service offerings are in support of our existing core commodity segments.

Cost of Products Sold

	Nine Months Ended			Percent
	June 28,	June 30,	Increase /	Increase /
(Dollars in thousands)	2008	2007	(Decrease)	(Decrease)
Cost of products sold
Propane	$575,678	$480,639	$95,039	19.8%
Fuel oil and refined fuels	213,194	163,738	49,456	30.2%
Natural gas and electricity	71,271	64,783	6,488	10.0%
Services	9,614	13,356	(3,742)	(28.0%)
All other	1,689	2,929	(1,240)	(42.3%)

Total cost of products sold	$871,446	$725,445	$146,001	20.1%

As a percent of total revenues	66.1%	59.2%
     Cost of products sold increased $146.0 million, or 20.1%, to $871.4 million for the nine months ended June 28, 2008 compared to $725.4 million in the prior year period primarily due to the dramatic rise in product costs. In addition, favorable market conditions relating to our supply arrangements and risk management activities contributed approximately $20.0 million of incremental margin opportunities in the first nine months of the prior year. As reported throughout much of fiscal 2007, favorable market conditions impacting the supply and pricing structure for propane and fuel oil provided additional margin opportunities during the first and second quarters of fiscal 2007. As a result of the significant rise in commodity prices and the market volatility throughout fiscal 2008, these favorable market conditions and resulting incremental margin opportunities were not present during the first nine months of fiscal 2008, thus having a negative effect on the year-over-year comparison of financial results. Additionally, the year-over-year increase in cost of products sold was also attributable to the realized losses on futures contracts associated with risk management activities which had a negative effect of approximately $14.5 million during the third quarter of fiscal 2008.
     Cost of products sold in the first nine months of fiscal 2008 included a $0.3 million unrealized (non-cash) loss representing the net change in the fair value of derivative instruments during the period, compared to a $7.8 million unrealized (non-cash) loss in the prior year period resulting in a decrease of $7.5 million in cost of products sold for the nine months ended June 28, 2008 compared to the similar period of the prior year.
     Cost of products sold associated with the distribution of propane and related activities of $575.7 million increased $95.0 million, or 19.8%, compared to the prior year period. Higher average propane costs resulted in an increase of $157.7 million in cost of products sold during the first nine months of fiscal 2008 compared to the prior year period. The impact of the sharp increase in commodity prices was partially offset by lower propane volumes which resulted in a $46.4 million decrease in cost of products sold during the first nine months of fiscal 2008 compared to the prior year period. Results of lower wholesale and other propane revenues, noted above, decreased cost of products sold by approximately $14.6 million compared to the prior year period. In addition, the net change in the fair value of derivative instruments during the period resulted in a $1.7 million decrease in cost of products sold associated with the distribution of propane and related activities compared to the prior year.
     Cost of products sold associated with our fuel oil and refined fuels segment of $213.2 million increased $49.5 million, or 30.2%, compared to the prior year period. Higher average fuel oil costs resulted in an increase of $85.2 million in cost of products sold during the first nine months of fiscal 2008 compared to the prior year period. This increase was partially offset by lower fuel oil sales volumes, which resulted in a $44.4 million decrease in cost of products sold during the first nine months of fiscal 2008 compared to the prior year period. In addition, as described above, risk management activities during the third quarter of fiscal 2008 resulted in a $14.5 million increase in cost of products sold compared to the prior year period as a result of realized losses on futures contracts. The net change in the fair value of derivative instruments during the period resulted in a $5.8 million decrease in cost of products sold associated with the distribution of fuel oil and refined fuels compared to the prior year.

     Cost of products sold in our natural gas and electricity segment of $71.3 million increased $6.5 million, or 10.0%, compared to the prior year period due to higher average electricity costs and, to a lesser extent, natural gas costs. Cost of products sold in our services segment of $9.6 million decreased $3.7 million, or 28.0%, compared to the prior year period primarily due to lower sales volumes.
     For the nine months ended June 28, 2008, total cost of products sold represented 66.1% of revenues compared to 59.2% in the prior year period. This increase was primarily attributable to the significant increase in product costs which we were not able to fully pass on to customers, as well as the favorable market conditions discussed above that contributed approximately $20.0 million of incremental margin opportunities in the first nine months of the prior year that were not present in the first nine months of fiscal 2008 and the negative effect of higher commodity prices on our risk management activities which resulted in the $14.5 million of realized losses during the third quarter of fiscal 2008.
Operating Expenses

	Nine Months Ended
	June 28,	June 30,		Percent
(Dollars in thousands)	2008	2007	Decrease	Decrease
Operating expenses	$235,495	$247,819	$(12,324)	(5.0%)
As a percent of total revenues	17.9%	20.2%
     Operating expenses of $235.5 million for the nine months ended June 28, 2008 decreased $12.3 million, or 5.0%, compared to $247.8 million in the prior year period as a result of our continued efforts to drive operational efficiencies and reduce costs across all operating segments. Payroll and benefit related expenses declined $13.7 million due to lower headcount, as well as lower variable compensation associated with lower earnings in the first nine months of fiscal 2008 compared to the similar period of the prior year. In addition, vehicle expenditures decreased $2.1 million compared to the prior year period as a result of a lower vehicle count and route efficiencies despite a significant increase in the cost of fuel to operate our fleet. Savings from payroll and benefit related expenses and vehicle expenditures were partially offset by higher bad debt expense and other costs to operate our customer service centers in the high energy price environment.
General and Administrative Expenses

	Nine Months Ended
	June 28,	June 30,		Percent
(Dollars in thousands)	2008	2007	Decrease	Decrease
General and administrative expenses	$37,632	$42,667	$(5,035)	(11.8%)
As a percent of total revenues	2.9%	3.5%
     General and administrative expenses of $37.6 million for the nine months ended June 28, 2008 decreased $5.0 million, or 11.8%, compared to $42.7 million during the prior year period. The decrease was primarily attributable to a reduction in variable compensation resulting from lower earnings in the first nine months of fiscal 2008 compared to the similar period of the prior year and the reduction of compensation costs recognized under certain long-term incentive plans.
     Restructuring Charges and Severance Costs. We did not record any restructuring charges for the nine months ended June 28, 2008. For the nine months ended June 30, 2007, we recorded a charge of $1.5 million primarily related to employee termination costs incurred as a result of further refinements to our plan to restructure our services business segment.

Depreciation and Amortization

	Nine Months Ended
	June 28,	June 30,		Percent
(Dollars in thousands)	2008	2007	Decrease	Decrease
Depreciation and amortization	$21,325	$21,762	$(437)	(2.0%)
As a percent of total revenues	1.6%	1.8%
     Depreciation and amortization expense of $21.3 million for the nine months ended June 28, 2008 was relatively unchanged compared to the prior year period.
Interest Expense, net

	Nine Months Ended
	June 28,	June 30,		Percent
(Dollars in thousands)	2008	2007	Increase	Increase
Interest expense, net	$27,330	$27,161	$169	0.6%
As a percent of total revenues	2.1%	2.2%
     Net interest expense increased $0.2 million, or 0.6%, to $27.3 million for the nine months ended June 28, 2008, compared to $27.2 million in the prior year period as a result of lower market interest rates for short-term investments, which contributed to less interest income earned. As has been the case since April 2006, there were no borrowings under our working capital facility as seasonal working capital needs have been funded through cash on hand and cash flow from operations. We ended the third quarter of fiscal 2008 in a strong cash position with $118.6 million in cash on the condensed consolidated balance sheet.
     Discontinued Operations. On October 2, 2007, the Operating Partnership completed the sale of its Tirzah, South Carolina underground granite propane storage cavern, and associated 62-mile pipeline, for approximately $53.7 million in cash, after taking into account certain adjustments. As a result of this sale, we reported a $43.7 million gain on disposal of discontinued operations during the nine months ended June 28, 2008. The results of operations from the Tirzah facilities have been reported within discontinued operations on the condensed consolidated statements of operations for the first nine months of fiscal 2007 and the assets and liabilities have been classified as held for sale on the condensed consolidated balance sheet as of September 29, 2007.
     We continuously evaluate our existing operations to identify opportunities to optimize the return on assets employed and selectively divest operations in slower growing or non-strategic markets and seek to reinvest in markets that are considered to present more opportunities for growth. In line with that strategy, during the first quarter of fiscal 2007, in a non-cash transaction, we disposed of nine customer service centers considered to be non-strategic in exchange for three customer service centers of another company located in Alaska. We reported a $1.0 million gain within discontinued operations during the nine months ended June 30, 2007 for the amount by which the fair value of assets relinquished exceeded the carrying value of the assets relinquished. As described above, during the third quarter of fiscal 2007 we sold one customer service center and reported a gain of $0.2 million.
     Net Income and EBITDA. Net income for the nine months ended June 28, 2008 amounted to $166.2 million, or $5.08 per Common Unit, an increase of $6.8 million compared to the prior year period of $159.4 million, or $4.90 per Common Unit. EBITDA (as defined and reconciled below) for the first nine months of fiscal 2008 amounted to $216.8 million, an increase of $6.6 million compared to $210.2 million in the prior year period.
     The following table sets forth (i) our calculations of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities:

	Nine Months Ended
	June 28,	June 30,
(Dollars in thousands)	2008	2007
Net income	$166,205	$159,374
Add:
Provision for income taxes	1,956	1,529
Interest expense, net	27,330	27,161
Depreciation and amortization — continuing operations	21,325	21,762
Depreciation and amortization — discontinued operations	—	375

EBITDA	216,816	210,201
Add (subtract):
Provision for income taxes — current	(679)	(1,529)
Interest expense, net	(27,330)	(27,161)
Compensation cost recognized under Restricted Unit Plan	1,503	2,109
Gain on disposal of property, plant and equipment, net	(1,821)	(2,401)
Gain on disposal of discontinued operations	(43,707)	(1,205)
Changes in working capital and other assets and liabilities	(87,794)	(51,999)

Net cash provided by operating activities	$56,988	$128,015

Liquidity and Capital Resources
Analysis of Cash Flows
     Operating Activities. Due to the seasonal nature of the propane and fuel oil businesses, cash flows from operating activities are greater during the winter and spring seasons (our second and third fiscal quarters) as customers pay for products purchased during the heating season. For the nine months ended June 28, 2008, net cash provided by operating activities was $57.0 million compared to net cash provided by operating activities of $128.0 million for the first nine months of the prior year. The decrease in net cash provided by operating activities was primarily attributable to lower earnings from continuing operations and the significant rise in propane and fuel oil commodity prices that resulted in a significantly larger investment in working capital in comparison to the first nine months of fiscal 2007. Despite the higher working capital requirements driven by the higher commodity price environment, we continue to fund working capital through operating cash flow without the need to access the working capital facility of our Revolving Credit Agreement. In addition, the increased investment in working capital was also attributable to the payment of variable compensation during the first nine months of fiscal 2008 in respect of fiscal 2007 earnings compared to lower variable compensation paid during the first nine months of the prior fiscal year in respect of fiscal 2006 earnings.
     Investing Activities. Net cash provided by investing activities of $39.9 million for the nine months ended June 28, 2008 consisted of the net proceeds from the sale of discontinued operations of $53.7 million and the net proceeds from the sale of property, plant and equipment of $3.5 million, partially offset by capital expenditures of $17.3 million (including $8.6 million for maintenance expenditures and $8.7 million to support the growth of operations). Net cash used in investing activities of $14.7 million for the nine months ended June 30, 2007 consisted of capital expenditures of $19.7 million (including $6.8 million for maintenance expenditures and $12.9 million to support the growth of operations), partially offset by the net proceeds from the sale of property, plant and equipment of $5.0 million.
     Financing Activities. Net cash used in financing activities for the nine months ended June 28, 2008 of $74.9 million reflects quarterly distributions to Common Unitholders at a rate of $0.75 per Common Unit paid in respect of the fourth quarter of fiscal 2007, $0.7625 and $0.775 per Common Unit paid in respect of the first and second quarter of fiscal 2008, respectively. Net cash used in financing activities for the nine months ended June 30, 2007 of $67.0 million reflects quarterly distributions to Common Unitholders at a rate of $0.6625 per Common Unit paid in respect of the fourth quarter of fiscal 2006, $0.6875 and $0.70 per Common Unit paid in respect of the first and second quarter of fiscal 2007, respectively.
Summary of Long-Term Debt Obligations and Revolving Credit Lines
     Our long-term borrowings and revolving credit lines consist of $425.0 million in 6.875% senior notes due December 2013 (the “2003 Senior Notes”) and a Revolving Credit Agreement at the Operating Partnership level which provides a five-year $125.0 million term loan due March 31, 2010 (the “Term Loan”) and a separate working capital facility which provides available credit up to $175.0 million. There were no outstanding borrowings under the working capital facility as of June 28, 2008 and there have been no borrowings under our working capital facility since April 2006. We have standby letters of credit issued under the working capital facility of the Revolving Credit Agreement in the aggregate amount of $55.8 million in support of retention levels under our self-insurance programs and certain lease obligations which expire periodically through March 1, 2009. Therefore, as of June 28, 2008 we had available borrowing capacity of $119.2 million under the working capital facility of the Revolving Credit Agreement. Additionally, under the Revolving Credit Agreement our Operating Partnership is authorized to incur additional indebtedness of up to $10.0 million in connection with capital leases and up to $20.0 million in short-term borrowings during the period from December 1 to April 1 in each fiscal year in order to meet working capital needs during periods of peak demand, if necessary. Because of our cash position, operating results and cash flow, we did not make any such short-term borrowings during the first nine months of fiscal 2008.

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
     Under the Revolving Credit Agreement, our Operating Partnership must maintain a leverage ratio (the ratio of total debt to EBITDA) of less than 4.0 to 1 and an interest coverage ratio (the ratio of EBITDA to interest expense) of greater than 2.5 to 1 at the Partnership level. Under the 2003 Senior Note indenture, the Partnership is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. Under the Revolving Credit Agreement, as long as no default exists or would result, the Partnership is permitted to make cash distributions not more frequently than quarterly in an amount not to exceed available cash, as defined, for the immediately preceding fiscal quarter. The Revolving Credit Agreement and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to our Operating Partnership and us, respectively. These covenants include (i) restrictions on the incurrence of additional indebtedness and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. We were in compliance with all covenants and terms of all of our debt agreements as of June 28, 2008 and September 29, 2007.
     Under the Revolving Credit Agreement, proceeds from the sale, transfer or other disposition of any asset of the Operating Partnership, other than the sale of inventory in the ordinary course of business, in excess of $15 million must be used to acquire productive assets within twelve months of receipt of the proceeds. Any proceeds not used within twelve months of receipt to acquire productive assets must be used to prepay the outstanding principal of the Term Loan. We expect to prepay approximately $15.0 million on the Term Loan from the net proceeds of the sale of our Tirzah storage facility which closed on October 2, 2007.
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
     On July 24, 2008, we announced a quarterly distribution of $0.80 per Common Unit, or $3.20 on an annualized basis, in respect of the third quarter of fiscal 2008 payable on August 12, 2008 to holders of record on August 5, 2008. This quarterly distribution included an increase of $0.025 per Common Unit, or $0.10 per Common Unit on an annualized basis, representing the eighteenth increase since our recapitalization in 1999 and a 12.3% increase in the quarterly distribution rate compared to the third quarter of the prior year.

Other Commitments
     We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. At June 28, 2008, the fair value of the plan assets exceeded the accumulated benefit obligation of the plan by $5.8 million, which was recognized on the balance sheet as an asset. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000. At June 28, 2008, we had accrued retiree health and life benefits of $26.2 million.
     We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At June 28, 2008, we had accrued insurance liabilities of $42.5 million, and an accrued insurance recovery asset of $8.8 million related to the amount of the liability expected to be covered by insurance carriers.
Off-Balance Sheet Arrangements
Guarantees
     We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2015. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $13.4 million as of June 28, 2008. The fair value of residual value guarantees for outstanding operating leases was de minimis as of June 28, 2008 and September 29, 2007.
Recently Issued Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS 157 is effective for fiscal years beginning after November 15, 2007, which will be our 2009 fiscal year beginning September 28, 2008. In February of 2008, the FASB provided an elective one-year deferral of the applications of the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are only measured at fair value on a non-recurring basis. The adoption of SFAS 157 is not expected to have a material effect on our consolidated financial position, results of operations and cash flows.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in an entity’s subsidiary and alters the way the consolidated income statement is presented. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, which will be our 2010 fiscal year beginning September 27, 2009. As of June 28, 2008, we had no outstanding noncontrolling interests in any subsidiary; accordingly, the adoption of SFAS 160 should not have any impact on our consolidated financial position, results of operations and cash flows.

     Also in December 2007, the FASB issued a revised SFAS No. 141 “Business Combinations” (“SFAS 141R”). Among other things, SFAS 141R requires an entity to recognize acquired assets, liabilities assumed and any noncontrolling interest at their respective fair values as of the acquisition date, clarifies how goodwill involved in a business combination is to be recognized and measured, as well as requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for business combinations entered into in fiscal years beginning on or after December 15, 2008, which will be our 2010 fiscal year beginning September 27, 2009, with early adoption prohibited.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s objectives for using derivative instruments and related hedged items, how those derivative instruments are accounted for under SFAS 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements for interim or annual periods beginning on or after November 15, 2008, which will be the second quarter of our 2009 fiscal year beginning September 28, 2008. The adoption of SFAS 161 is not expected to have a material effect on our consolidated financial position, results of operations and cash flows.

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
     Product cost changes can occur rapidly over a short period of time and can impact profitability. We attempt to reduce commodity price risk by pricing product on a short-term basis. The level of priced, physical product maintained in storage facilities and at our customer service centers for immediate sale to our customers will vary depending on several factors, including, but not limited to, price, availability of supply, and demand for a given time of the year. Typically, our on hand priced position does not exceed more than four to eight weeks of our supply needs depending on the time of the year. In the course of normal operations, we routinely enter into contracts such as forward priced physical contracts for the purchase or sale of propane and fuel oil that, under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), qualify for and are designated as a normal purchase or normal sale contracts. Such contracts are exempted from the fair value accounting requirements of SFAS 133 and are accounted for at the time product is purchased or sold under the related contract.
     Under our hedging and risk management strategies, we enter into a combination of exchange-traded futures and option contracts, forward contracts and, in certain instances, over-the-counter options (collectively, “derivative instruments”) to manage the price risk associated with priced, physical product and with future purchases of the commodities used in our operations, principally propane and fuel oil, as well as to ensure the availability of product during periods of high demand. We do not use derivative instruments for speculative or trading purposes. Futures and forward contracts require that we sell or acquire propane or fuel oil at a fixed price for delivery at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane or fuel oil at a specified price during a specified time period. However, the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of the product to the respective party or are settled by the payment of a net amount equal to the difference between the then current price and the fixed contract price or options exercise price. To the extent that we utilize derivative instruments to manage exposure to commodity price risk and commodity prices move adversely in relation to the contracts, we could suffer losses on those derivative instruments when settled. Conversely, if prices move favorably, we could realize gains. Under our hedging and risk management strategy, realized gains or losses on futures contracts will typically offset losses or gains on the physical inventory once the product is sold to customers at market prices.
     As a result of various market factors during the first half of fiscal 2007, particularly commodity price volatility during the first four months of the fiscal year, we experienced additional margin opportunities due to favorable pricing under certain supply arrangements and from our hedging and risk management activities. These market conditions generated additional operating profit of approximately $20.0 million during the nine months ended June 30, 2007, respectively, compared to the nine months ended June 28, 2008.
     With the unprecedented rise in commodity prices in a relatively short period of time, coupled with lower than expected sales volumes, we reported realized losses from our risk management activities which had a negative effect on earnings of approximately $14.5 million during the third quarter of fiscal 2008 compared to the prior year quarter. As a result of continued market volatility, we made a decision under our risk management strategy to unwind all of our short futures positions during the third quarter of fiscal 2008.

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
Interest Rate Risk
     A portion of our long-term borrowings bear interest at a variable rate based upon either LIBOR or Wachovia National Bank’s prime rate, plus an applicable margin depending on the level of our total leverage. Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. On March 31, 2005, we entered into a $125.0 million interest rate swap contract in conjunction with the Term Loan facility under the Revolving Credit Agreement. The interest rate swap is being accounted for under SFAS 133 and has been designated as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized in other comprehensive income until the hedged item is recognized in earnings. At June 28, 2008, the fair value of the interest rate swap was ($2.8) million representing an unrealized loss and is included within other liabilities with a corresponding debit in other comprehensive income (loss) (“OCI”).
Accounting for Derivative Instruments and Hedging Activities
     Pursuant to SFAS 133, all of our derivative instruments are reported on the balance sheet, within other current assets or other current liabilities, at their fair values. On the date that futures, forward and option contracts are entered into, we make a determination as to whether the derivative instrument qualifies for designation as a hedge. Changes in the fair value of derivative instruments are recorded each period in current period earnings or OCI, depending on whether a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivative instruments designated as cash flow hedges, we formally assess, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in OCI to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of cash flow hedges used to hedge future purchases are immediately recognized in cost of products sold. Changes in the fair value of derivative instruments that are not designated as cash flow hedges, and that do not meet the normal purchase and normal sale exemption under SFAS 133, are recorded within cost of products sold as they occur. Cash flows associated with derivative instruments are reported as operating activities within the condensed consolidated statement of cash flows.
     At June 28, 2008, the fair value of derivative instruments described above resulted in derivative assets (unrealized gains) of $1.2 million included within prepaid expenses and other current assets and de minimis derivative liabilities (unrealized losses) included within other current liabilities. Cost of products sold included unrealized (non-cash) gains of $4.7 million and unrealized (non-cash) losses of $0.3 million for the three and nine months ended June 28, 2008, respectively, and unrealized (non-cash) losses of $0.2 million and $7.8 million for the three and nine months ended June 30, 2007, respectively, attributable to the change in fair value of derivative instruments not designated as cash flow hedges.

Sensitivity Analysis
     In an effort to estimate our exposure to unfavorable market price changes in propane or fuel oil, a sensitivity analysis of open positions as of June 28, 2008 was performed. Based on this analysis, a hypothetical 10% adverse change in market prices for which a futures, forward and/or option contract exists indicates either a reduction in potential future gains or an increase in potential losses in future earnings of $0.7 million as of June 28, 2008. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 29, 2007.
     The above hypothetical change does not reflect the worst case scenario and does not include any expected offsetting gains or losses on the sale of the physical product being hedged. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio at any given point in time.

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
     The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of June 28, 2008. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of June 28, 2008, such disclosure controls and procedures were effective to provide the reasonable assurance described above.
     (b) There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 28, 2008 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

SUBURBAN PROPANE PARTNERS, L.P.
August 7, 2008	By:	/s/ MICHAEL A. STIVALA
Date		Michael A. Stivala
Chief Financial Officer and Chief Accounting Officer

August 7, 2008	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Controller