Form 10-Q
period 2008-12-27
SUBURBAN PROPANE PARTNERS LP
filed 2009-02-05
CIK 1005210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 27, 2008

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
INDEX TO FORM 10-Q

Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheets as of December 27, 2008 and September 27, 2008	1

Condensed Consolidated Statements of Operations for the three months ended December 27, 2008 and December 29, 2007	2

Condensed Consolidated Statements of Cash Flows for the three months ended December 27, 2008 and December 29, 2007	3

Condensed Consolidated Statement of Partners’ Capital for the three months ended December 27, 2008	4

Notes to Condensed Consolidated Financial Statements	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

ITEM 4. CONTROLS AND PROCEDURES	32

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS	33

SIGNATURES	34

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

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
Some of these Forward-Looking Statements are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Reference is also made to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 27, 2008. On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings with the Securities and Exchange Commission (“SEC”), press releases or oral statements made by or with the approval of one of the Partnership’s authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking Statements, which reflect management’s view only as of the date made. The Partnership undertakes no obligation to update any Forward-Looking Statement or Cautionary Statement except as otherwise required by law. All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 27,	September 27,
	2008	2008

ASSETS
Current assets:
Cash and cash equivalents	$130,588	$137,698
Accounts receivable, less allowance for doubtful accounts of $6,550 and $6,578, respectively	124,649	94,933
Inventories	83,816	79,822
Prepaid expenses and other current assets	35,389	47,098

Total current assets	374,442	359,551
Property, plant and equipment, net	365,294	367,808
Goodwill	276,282	276,282
Other intangible assets, net	15,463	16,018
Other assets	19,180	16,054

Total assets	$1,050,661	$1,035,713

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$60,400	$58,079
Accrued employment and benefit costs	22,739	27,053
Accrued insurance	17,190	41,120
Customer deposits and advances	67,929	71,206
Accrued interest	3,142	11,030
Other current liabilities	17,113	15,127

Total current liabilities	188,513	223,615
Long-term borrowings	531,830	531,772
Postretirement benefits obligation	17,138	17,153
Accrued insurance	27,652	31,913
Other liabilities	11,060	11,184

Total liabilities	776,193	815,637

Commitments and contingencies

Partners’ capital:
Common Unitholders (32,795 and 32,725 units issued and outstanding at December 27, 2008 and September 27, 2008, respectively)	319,098	264,231
Accumulated other comprehensive loss	(44,630)	(44,155)

Total partners’ capital	274,468	220,076

Total liabilities and partners’ capital	$1,050,661	$1,035,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended
	December 27,	December 29,
	2008	2007

Revenues
Propane	$273,908	$307,325
Fuel oil and refined fuels	54,191	78,035
Natural gas and electricity	22,281	23,983
Services	12,002	14,472
All other	933	1,294

	363,315	425,109

Costs and expenses
Cost of products sold	174,230	277,715
Operating	77,063	79,343
General and administrative	14,770	9,203
Depreciation and amortization	7,023	7,059

	273,086	373,320

Income before interest expense and provision for income taxes	90,229	51,789
Interest expense, net	9,403	8,388

Income before provision for taxes	80,826	43,401
Provision for income taxes	138	1,679

Income from continuing operations	80,688	41,722
Discontinued operations:
Gain on sale of discontinued operations	—	43,707

Net income	$80,688	$85,429

Income per Common Unit — basic
Income from continuing operations	$2.46	$1.27
Discontinued operations	—	1.34

Net income	$2.46	$2.61

Weighted average number of Common Units outstanding — basic	32,816	32,707

Income per Common Unit — diluted
Income from continuing operations	$2.45	$1.27
Discontinued operations	—	1.33

Net income	$2.45	$2.60

Weighted average number of Common Units outstanding — diluted	32,939	32,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	December 27,	December 29,
	2008	2007
Cash flows from operating activities:
Net income	$80,688	$85,429
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation expense	6,468	6,501
Amortization of intangible assets	555	558
Amortization of debt origination costs	332	332
Compensation cost recognized under Restricted Unit Plan	569	(67)
Amortization of discount on long-term borrowings	58	58
Gain on disposal of discontinued operations	—	(43,707)
Gain on disposal of property, plant and equipment, net	(230)	(1,429)
Deferred tax provision	—	1,277
Changes in assets and liabilities:
(Increase) in accounts receivable	(29,716)	(73,493)
(Increase) in inventories	(3,994)	(21,102)
Decrease (increase) in prepaid expenses and other current assets	11,709	(8,812)
Increase in accounts payable	2,321	44,292
(Decrease) in accrued employment and benefit costs	(4,314)	(13,872)
(Decrease) in accrued insurance	(23,930)	(4,930)
(Decrease) in customer deposits and advances	(3,277)	(11,425)
(Decrease) in accrued interest	(7,888)	(7,316)
Increase in other current liabilities	3,986	5,486
(Increase) decrease in other noncurrent assets	(2,446)	639
(Decrease) in other noncurrent liabilities	(5,887)	(372)

Net cash provided by (used in) operating activities	25,004	(41,953)

Cash flows from investing activities:
Capital expenditures	(4,445)	(6,586)
Proceeds from sale of property, plant and equipment	721	1,746
Proceeds from sale of discontinued operations	—	53,715

Net cash (used in) provided by investing activities	(3,724)	48,875

Cash flows from financing activities:
Long-term debt repayments	(2,000)	—
Partnership distributions	(26,390)	(24,539)

Net cash (used in) financing activities	(28,390)	(24,539)

Net decrease in cash and cash equivalents	(7,110)	(17,617)
Cash and cash equivalents at beginning of period	137,698	96,586

Cash and cash equivalents at end of period	$130,588	$78,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’	Comprehensive
	Common Units	Unitholders	(Loss)	Capital	Income

Balance at September 27, 2008	32,725	$264,231	$(44,155)	$220,076
Net income		80,688		80,688	$80,688
Other comprehensive income:
Net unrealized losses on cash flow hedges			(1,288)	(1,288)	(1,288)
Amortization of net actuarial losses and prior service credits into earnings			813	813	813

Comprehensive income					$80,213

Partnership distributions		(26,390)		(26,390)
Common Units issued under Restricted Unit Plan	70
Compensation cost recognized under Restricted Unit Plan, net of forfeitures		569		569

Balance at December 27, 2008	32,795	$319,098	$(44,630)	$274,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)
1. Partnership Organization
Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 32,795,205 Common Units outstanding at December 27, 2008. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), adopted on October 19, 2006 following approval by Common Unitholders at the Partnership’s Tri-Annual Meeting and as thereafter amended by the Board of Supervisors on July 31, 2007, pursuant to the authority granted to the Board in the Partnership Agreement. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.
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
The general partner of both the Partnership and the Operating Partnership is Suburban Energy Services Group LLC (the “General Partner”), a Delaware limited liability company. The General Partner has no economic interest in either the Partnership or the Operating Partnership other than as a holder of 784 Common Units that will remain in the General Partner, no incentive distribution rights are outstanding and the sole member of the General Partner is the Partnership’s Chief Executive Officer.
On December 23, 2003, the Partnership acquired substantially all of the assets and operations of Agway Energy Products, LLC, Agway Energy Services, Inc. and Agway Energy Services PA, Inc. (collectively referred to as “Agway Energy”) pursuant to an asset purchase agreement dated November 10, 2003 (the “Agway Acquisition”). The operations of Agway Energy consisted of the distribution and marketing of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity. The Partnership’s fuel oil and refined fuels, natural gas and electricity and services businesses are structured as limited liability companies owned by the Service Company (collectively referred to as the Corporate Entity) and, as such, are subject to corporate level income tax.
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). They include all adjustments that the Partnership considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed. These financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, including management’s discussion and analysis of financial condition and results of operations contained therein. Due to the seasonal nature of the Partnership’s operations, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.
Fiscal Period. The Partnership’s fiscal periods typically end on the last Saturday of the quarter.
Derivative Instruments and Hedging Activities.
Commodity Price Risk. Given the retail nature of its operations, the Partnership maintains a certain level of priced physical inventory to ensure its field operations have adequate supply commensurate with the time of year. The Partnership’s strategy is to keep its physical inventory priced relatively close to market for its field operations. The Partnership enters into a combination of exchange-traded futures and option contracts, forward contracts and, in certain instances, over-the-counter options (collectively, “derivative instruments”) to hedge price risk associated with propane and fuel oil physical inventories, as well as future purchases of propane or fuel oil used in its operations and to ensure adequate supply during periods of high demand. Under this risk management strategy, realized gains or losses on derivative instruments will typically offset losses or gains on the physical inventory once the product is sold. All of the Partnership’s derivative instruments are reported on the condensed consolidated balance sheet at their fair values pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). In addition, in the course of normal operations, the Partnership routinely enters into contracts such as forward priced physical contracts for the purchase or sale of propane and fuel oil that, under SFAS 133, qualify for and are designated as normal purchase or normal sale contracts. Such contracts are exempted from the fair value accounting requirements of SFAS 133 and are accounted for at the time product is purchased or sold under the related contract. The Partnership does not use derivative instruments for speculative trading purposes. Market risks associated with futures, options and forward contracts are monitored daily for compliance with the Partnership’s Hedging and Risk Management Policy which includes volume limits for open positions. Priced on-hand inventory is also reviewed and managed daily as to exposures to changing market prices.
On the date that futures, forward and option contracts are entered into, other than those designated as normal purchases or normal sales, the Partnership makes a determination as to whether the derivative instrument qualifies for designation as a hedge. Changes in the fair value of derivative instruments are recorded each period in current period earnings or other comprehensive income (“OCI”), depending on whether the derivative instrument is designated as a hedge and, if so, the type of hedge. For derivative instruments designated as cash flow hedges, the Partnership formally assesses, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in OCI to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of cash flow hedges used to hedge future purchases are recognized in cost of products sold immediately. Changes in the fair value of derivative instruments that are not designated as cash flow hedges, and that do not meet the normal purchase and normal sale exemption under SFAS 133, are recorded within cost of products sold as they occur. Cash flows associated with derivative instruments are reported as operating activities within the condensed consolidated statement of cash flows.
At December 27, 2008, the fair value of derivative instruments described above resulted in current derivative assets of $17,960 included within prepaid expenses and other current assets, non-current derivative assets of $3,540 included within other assets and derivative liabilities of $3,541 included within other current liabilities. The non-current derivative assets arise from the mark-to-market adjustment on short fuel oil futures, which mature during the second quarter of fiscal 2010. See Fair Value Measurements, below for details regarding fair value of derivative instruments.

Cost of products sold included unrealized (non-cash) gains of $15,006 and unrealized (non-cash) losses of $2,683 for the three months ended December 27, 2008 and December 29, 2007, respectively, attributable to the change in fair value of derivative instruments not designated as cash flow hedges.
Interest Rate Risk. A portion of the Partnership’s borrowings bear interest at a variable rate based upon LIBOR, plus an applicable margin depending on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”)). Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. The Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. The interest rate swap is being accounted for under SFAS 133 and the Partnership has designated the interest rate swap as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized in OCI until the hedged item is recognized in earnings. At December 27, 2008, the fair value of the interest rate swap amounted to an unrealized loss of ($4,488) and is included within other liabilities with a corresponding debit in accumulated OCI. See Fair Value Measurements, below for details regarding fair value of the interest rate swap agreement.
Fair Value Measurements. On September 28, 2008, the Partnership adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Fair value measurements are based upon the “exit price” concept — the price that would be received to sell an asset or paid to transfer a liability exclusive of any transaction costs in an orderly transaction between market participants — in either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Adoption of SFAS 157 did not have a material effect on the Partnership’s financial position, results of operations or cash flows.
SFAS 157 establishes a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below with Level 1 having the highest priority and Level 3 having the lowest.
•	Level 1: Quoted prices in active markets for identical assets or liabilities.
•
Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

•	Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted
		Prices in
		Active
		Markets for	Significant
		Identical	Other	Significant
	As of	Assets /	Observable	Unobservable
	December 27,	Liabilities	Inputs	Inputs
	2008	Level 1	Level 2	Level 3
Current Assets
Derivative instruments — options	$12,399	$12,399	$—	$—
Derivative instruments — futures	5,561	5,561	—	—

Non-Current Assets
Derivative instruments — futures	3,540	3,540	—	—

	$21,500	$21,500	$—	$—

Current Liabilities
Derivative instruments — options	$3,526	$3,526	$—	$—
Derivative instruments — futures	15	15	—	—

Non-Current Liabilities
Interest rate swap	4,488	—	4,488	—

	$8,029	$3,541	$4,488	$—

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
3. Discontinued Operations
The Partnership continuously evaluates its existing operations to identify opportunities to optimize the return on assets employed and selectively divests operations in slower growing or non-strategic markets and seeks to reinvest in markets that are considered to present more opportunities for growth. In line with that strategy, on October 2, 2007, the Operating Partnership completed the sale of its Tirzah, South Carolina underground granite propane storage cavern, and associated 62-mile pipeline, for $53,715 in cash, after taking into account certain adjustments. The 57.5 million gallon underground storage cavern is connected to the Dixie Pipeline and provides propane storage for the eastern United States. As part of the agreement, the Operating Partnership entered into a long-term storage arrangement, not to exceed 7 million propane gallons, with the purchaser of the cavern that will enable the Operating Partnership to continue to meet the needs of its retail operations, consistent with past practices. As a result of this sale, a gain of $43,707 was reported as a gain from the disposal of discontinued operations in the Partnership’s condensed consolidated statement of operations for the first quarter of fiscal 2008.

4. Inventories
Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	December 27,	September 27,
	2008	2008

Propane, fuel oil and refined fuels	$78,943	$76,036
Natural gas	1,157	283
Appliances and related parts	3,716	3,503

	$83,816	$79,822

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
Other intangible assets consist of the following:

	As of
	December 27,	September 27,
	2008	2008

Customer lists	$22,316	$22,316
Tradenames	1,499	1,499
Other	2,117	2,117

	25,932	25,932

Less: accumulated amortization
Customer lists	(9,123)	(8,632)
Tradenames	(750)	(712)
Other	(596)	(570)

	(10,469)	(9,914)

	$15,463	$16,018

Aggregate amortization expense related to other intangible assets for the three months ended December 27, 2008 and December 29, 2007 was $555 and $558, respectively.
Aggregate amortization expense related to other intangible assets for the remainder of fiscal 2009 and for each of the five succeeding fiscal years as of December 27, 2008 is as follows: 2009 - $1,665; 2010 - $2,205; 2011 - $2,205; 2012 - $1,730; 2013 - $1,572 and 2014 - $1,237.
6. Income Per Common Unit
Computations of earnings per Common Unit are performed in accordance with SFAS No. 128 “Earnings per Share” (“SFAS 128”). Basic income per Common Unit was computed by dividing net income by the weighted average number of outstanding Common Units and restricted units granted under the 2000 Restricted Unit Plan, defined below, to retirement-eligible grantees. Diluted income per Common Unit was computed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under the 2000 Restricted Unit Plan.
In computing diluted income per Common Unit, weighted average units outstanding used to compute basic income per Common Unit were increased by 122,722 and 200,543 units for the three months ended December 27, 2008 and December 29, 2007, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.
7. Long-Term Borrowings
Long-term borrowings consist of the following:

	As of
	December 27,	September 27,
	2008	2008
Senior Notes, 6.875%, due December 15, 2013, net of unamortized discount of $1,170 and $1,228, respectively	$423,830	$423,772
Term Loan, 6.29% to 7.16%, due March 31, 2010	108,000	110,000

	531,830	533,772
Less: current portion of Term Loan	—	2,000

	$531,830	$531,772

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
The Operating Partnership has a revolving credit facility, the Third Amended and Restated Credit Agreement (the “Revolving Credit Agreement”), which expires on March 31, 2010. The Revolving Credit Agreement provides for a five-year $125,000 term loan facility (the “Term Loan”) and a separate working capital facility which provides available revolving borrowing capacity up to $175,000. The Operating Partnership has standby letters of credit issued under the working capital facility of the Revolving Credit Agreement in the aggregate amount of $55,825 primarily in support of retention levels under the Operating Partnership’s self-insurance programs, which expire periodically through October 25, 2009. Therefore, as of December 27, 2008 the Operating Partnership had available borrowing capacity of $119,175 under the working capital facility of the Revolving Credit Agreement. In addition, under the Revolving Credit Agreement the Operating Partnership is authorized to incur additional indebtedness of up to $10,000 in connection with capital leases and up to $20,000 in short-term borrowings during the period from December 1 to April 1 in each fiscal year.

In accordance with and as authorized by the Revolving Credit Agreement, the Operating Partnership has a credit facility under a Master Note Agreement (the “Master Note”) that provides for a line of credit between December 1, 2008 and April 1, 2009, pursuant to which the Operating Partnership may, but is not obligated to, request advances not exceeding an aggregate of $20,000 at any one time, payable in full on or before April 1, 2009. The Master Note provides the Operating Partnership with additional financial flexibility for general corporate working capital purposes during periods of peak demand, if necessary. The lender has the right, in its sole discretion, to decline to make any advance requested by the Operating Partnership.
Borrowings under the Revolving Credit Agreement, including the Term Loan, bear interest at a rate based upon LIBOR, plus an applicable margin or the Federal Funds rate plus 1/2 of 1%. An annual facility fee ranging from 0.375% to 0.50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of December 27, 2008 and September 27, 2008, there were no borrowings outstanding under the working capital facility of the Revolving Credit Agreement and there have been no borrowings since April 2006.
In connection with the Term Loan, the Operating Partnership also entered into an interest rate swap agreement with an initial notional amount of $125,000. In connection with the $15,000 and $2,000 prepayments of the Term Loan on September 26, 2008 and November 10, 2008, respectively, the Operating Partnership also amended the interest rate swap contract to reduce the notional amount by the amounts of the respective prepayment. From the original borrowing date of March 31, 2005 through March 31, 2010, the Operating Partnership will pay a fixed interest rate of 4.66% to the issuing lender on notional principal amount outstanding, effectively fixing the LIBOR portion of the interest rate at 4.66%. In return, the issuing lender will pay to the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The applicable margin above LIBOR, as defined in the Revolving Credit Agreement, will be paid in addition to this fixed interest rate of 4.66%. The fair value of the interest rate swap amounted to ($4,488) and ($3,200) at December 27, 2008 and September 27, 2008, respectively, and is included in other liabilities with a corresponding amount included within accumulated other comprehensive loss.
The Revolving Credit Agreement and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Revolving Credit Agreement, the Operating Partnership is required to maintain a leverage ratio (the ratio of total debt to EBITDA) of less than 4.0 to 1. In addition, the Operating Partnership is required to maintain an interest coverage ratio (the ratio of EBITDA to interest expense) of greater than 2.5 to 1 at the Partnership level. Under the 2003 Senior Note indenture, the Partnership is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. Under the Revolving Credit Agreement, as long as no default exists or would result, the Partnership is permitted to make cash distributions not more frequently than quarterly in an amount not to exceed available cash, as defined, for the immediately preceding fiscal quarter. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the 2003 Senior Notes and the Revolving Credit Agreement as of December 27, 2008.
Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, the 2003 Senior Notes and the Revolving Credit Agreement were capitalized within other assets and are being amortized on a straight-line basis over the term of the respective debt agreements. Other assets at December 27, 2008 and September 27, 2008 include debt origination costs with a net carrying amount of $4,570 and $4,902, respectively. Aggregate amortization expense related to deferred debt origination costs included within interest expense for the three months ended December 27, 2008 and December 29, 2007 was $332.
The aggregate amounts of long-term debt maturities subsequent to December 27, 2008 are as follows: fiscal 2009 - $0; fiscal 2010 - $108,000; fiscal 2011 - $0; fiscal 2012 - $0; and, thereafter - $425,000.

Under the Revolving Credit Agreement, proceeds from the sale, transfer or other disposition of any asset of the Operating Partnership, other than the sale of inventory in the ordinary course of business, in excess of $15,000 must be used to acquire productive assets within twelve months of receipt of the proceeds. Any proceeds not used within twelve months of receipt to acquire productive assets must be used to prepay the outstanding principal of the Term Loan. On September 26, 2008 and November 10, 2008, the Operating Partnership prepaid $15,000 and $2,000, respectively, on the Term Loan with the net proceeds from the sale of the Tirzah storage facility that were not used to acquire productive assets within twelve months of receipt.
8. Distributions of Available Cash
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
On January 21, 2009, the Board of Supervisors declared a quarterly distribution of $0.81 per Common Unit, or $3.24 per Common Unit on an annualized basis, in respect of the first quarter of fiscal 2009, payable on February 10, 2009 to holders of record on February 3, 2009. The distribution equates to $3.24 per Common Unit annualized, an increase of $0.02 per Common Unit from the previous distribution rate, and a growth rate of 6.2% compared to the first quarter of fiscal 2008.
9. Unit-Based Compensation Arrangements
The Partnership accounts for its unit-based compensation arrangements in accordance with the revised SFAS No. 123, “Share-Based Payment” (“SFAS 123R”), which requires the recognition of compensation cost over the respective service period for employee services received in exchange for an award of equity or equity-based compensation based on the grant date fair value of the award, as well as the measurement of liability awards under a unit-based payment arrangement based on remeasurement of the award’s fair value at the conclusion of each quarterly reporting period until the date of settlement, taking into consideration the probability that the performance conditions will be satisfied. The Partnership has historically recognized unearned compensation associated with awards under its 2000 Restricted Unit Plan ratably to expense over the vesting period based on the fair value of the award on the grant date and has historically recognized compensation cost and the associated unearned compensation liability for equity-based awards under its Long-Term Incentive Plan consistent with the requirements of SFAS 123R.
2000 Restricted Unit Plan. In November 2000, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan, as amended, (the “2000 Restricted Unit Plan”) which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership. On October 17, 2006, the Partnership adopted amendments to the 2000 Restricted Unit Plan which, among other things, increased the number of Common Units authorized for issuance under the plan by 230,000 for a total of 717,805. Restricted Units issued under the 2000 Restricted Unit Plan vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the grant date. The 2000 Restricted Unit Plan participants are not eligible to receive quarterly distributions or vote their respective Restricted Units until vested. Restrictions also prohibit the sale or transfer of the units during the restricted periods. The value of the Restricted Unit is established by the market price of the Common Unit on the date of grant. Restricted Units are subject to forfeiture in certain circumstances as defined in the 2000 Restricted Unit Plan. Compensation expense for the unvested awards is recognized ratably over the vesting periods, net of the value of estimated forfeitures.

During the three months ended December 27, 2008, the Partnership awarded 68,799 Restricted Units under the 2000 Restricted Unit Plan at an aggregate grant date fair value of $1,245. Following is a summary of activity in the 2000 Restricted Unit Plan:

		Weighted
		Average Grant
		Date Fair Value
	Units	Per Unit
Outstanding September 27, 2008	446,515	$30.57
Awarded	68,799	18.09
Forfeited	(11,313)	(35.10)
Issued	(69,822)	(27.90)

Outstanding December 27, 2008	434,179	$28.91

As of December 27, 2008, $6,884 of compensation cost related to unvested Restricted Units awarded under the 2000 Restricted Unit Plan remains to be recognized in future periods. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1.8 years. Compensation expense recognized under the 2000 Restricted Unit Plan, net of forfeitures, for the three months ended December 27, 2008 and December 29, 2007 was $569 and ($67), respectively.
Long-Term Incentive Plan. The Partnership has a non-qualified, unfunded long-term incentive plan for officers and key employees (“LTIP-2”) which provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period. The level of compensation earned under LTIP-2 is based on the market performance of the Partnership’s Common Units on the basis of total return to Unitholders (“TRU”) compared to the TRU of a predetermined peer group composed primarily of other Master Limited Partnerships, approved by the Compensation Committee of the Board of Supervisors, over the same three-year performance period. Compensation expense, which includes adjustments to previously recognized compensation expense for current period changes in the fair value of unvested awards, for the three months ended December 27, 2008 was $401. As a result of the performance at the end of the first quarter of fiscal 2008, the Partnership recorded a reversal of compensation expense in the amount of ($112) for the three months ended December 29, 2007. As of December 27, 2008 and September 27, 2008, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $3,556 and $5,921, respectively, related to estimated future payments under LTIP-2.
10. Commitments and Contingencies
Self-Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of December 27, 2008 and September 27, 2008, the Partnership had accrued insurance liabilities of $44,842 and $73,033, respectively, representing the total estimated losses under these self-insurance programs. The Partnership is also involved in various legal actions that have arisen in the normal course of business, including those relating to commercial transactions and product liability. Management believes, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership’s financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insured claims, as well as existing insurance policies in force. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expense and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $12,325 and $38,825 as of December 27, 2008 and September 27, 2008, respectively.
During the first quarter of fiscal 2009, the Partnership settled a claim involving alleged product liability for approximately $30,000. The settlement was covered by insurance above the level of the Partnership’s deductible. As a result of this settlement, in which the Partnership denied any liability, the Partnership increased the portion of its estimated self-insurance liability that exceeded the insurance deductible and established a corresponding asset of $30,000 as of September 27, 2008 to accrue for the settlement and subsequent reimbursement from the Partnership’s third party insurance carrier. During the first quarter of fiscal 2009, the Partnership paid $26,500 to certain claimants in this matter and was reimbursed for the same amount from the Partnership’s third party insurance carrier. The remaining $3,500 of the liability was paid by the Partnership and reimbursed from the Partnership’s insurance carrier in the second quarter of fiscal 2009.

11. Guarantees
The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2015. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $16,058. The fair value of residual value guarantees for outstanding operating leases was de minimis as of December 27, 2008 and September 27, 2008.
12. Pension Plans and Other Postretirement Benefits
The following table provides the components of net periodic benefit costs for the three months ended December 27, 2008 and December 29, 2007:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007

Service Cost	$—	$—	$1	$2
Interest cost	2,372	2,187	345	350
Expected return on plan assets	(2,301)	(2,270)	—	—
Amortization of prior service costs	—	—	(122)	(122)
Recognized net actuarial loss	1,012	844	(78)	—

Net periodic benefit cost	$1,083	$761	$146	$230

There are no projected minimum employer contribution requirements under Internal Revenue Service Regulations for fiscal 2009 under our defined benefit pension plan. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2009 is $1,923, of which $362 has been contributed during the three months ended December 27, 2008.
13. Income taxes
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

The earnings of the Corporate Entity that do not qualify under the Internal Revenue Code for partnership status are subject to federal and state income taxes. The Partnership’s fuel oil and refined fuels, natural gas and electricity, and service businesses are structured collectively as a corporate entity and, as such, are subject to corporate level income tax. However, because the Corporate Entity has experienced operating losses in recent years, a full valuation allowance has been provided against the deferred tax assets. As a result, at present, the Corporate Entity does not report a tax provision. The conclusion that a full valuation is necessary was based upon an analysis of all available evidence, both negative and positive at the balance sheet date, which, taken as a whole, indicates that it is more likely than not that sufficient future taxable income will not be available to utilize the Partnership’s deferred tax assets. Management’s periodic reviews include, among other things, the nature and amount of the taxable income and expense items, the expected timing when assets will be used or liabilities will be required to be reported and the reliability of historical profitability of businesses expected to provide future earnings. Furthermore, management considered tax-planning strategies it could use to increase the likelihood that the deferred tax assets will be realized.
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
14. Segment Information
The Partnership manages and evaluates its operations in six segments, four of which are reportable segments: Propane, Fuel Oil and Refined Fuels, Natural Gas and Electricity and Services. The chief operating decision maker evaluates performance of the operating segments using a number of performance measures, including gross margins and income before interest expense and provision for income taxes (operating profit). Costs excluded from these profit measures include corporate overhead expenses not allocated to the operating segments. Unallocated corporate overhead expenses include all costs of back office support functions that are reported as general and administrative expenses in the condensed consolidated statements of operations. In addition, certain costs associated with field operations support that are reported in operating expenses in the condensed consolidated statements of operations, including purchasing, training and safety, are not allocated to the individual operating segments. Thus, operating profit for each operating segment includes only the costs that are directly attributable to the operations of the individual segment. The accounting policies of the operating segments are otherwise the same as those described in the summary of significant accounting policies Note in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008.
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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended
	December 27,	December 29,
	2008	2007
Revenues:
Propane	$273,908	$307,325
Fuel oil and refined fuels	54,191	78,035
Natural gas and electricity	22,281	23,983
Services	12,002	14,472
All other	933	1,294

Total revenues	$363,315	$425,109

Income before interest expense and income taxes:
Propane	$97,669	$59,843
Fuel oil and refined fuels	8,476	2,290
Natural gas and electricity	3,170	2,928
Services	(2,481)	(2,217)
All other	(463)	(206)
Corporate	(16,142)	(10,849)

Total income before interest expense and income taxes	90,229	51,789

Reconciliation to income from continuing operations:
Interest expense, net	9,403	8,388
Provision for income taxes	138	1,679

Income from continuing operations	$80,688	$41,722

Depreciation and amortization:
Propane	$3,810	$3,892
Fuel oil and refined fuels	815	865
Natural gas and electricity	252	252
Services	77	75
All other	16	31
Corporate	2,053	1,944

Total depreciation and amortization	$7,023	$7,059

	As of
	December 27,	September 27
	2008	2008
Assets:
Propane	$765,056	$746,281
Fuel oil and refined fuels	96,149	70,548
Natural gas and electricity	28,815	23,658
Services	2,973	2,841
All other	1,120	1,234
Corporate	244,529	279,132
Eliminations	(87,981)	(87,981)

Total assets	$1,050,661	$1,035,713

15. Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in an entity’s subsidiary and alters the way the consolidated income statement is presented. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, which will be the Partnership’s 2010 fiscal year beginning September 27, 2009. As of December 27, 2008, the Partnership has no outstanding noncontrolling interests in any subsidiary; accordingly, the adoption of SFAS 160 should not have any impact on the Partnership’s consolidated financial position, results of operations and cash flows.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s objectives for using derivative instruments and related hedged items, how those derivative instruments are accounted for under SFAS 133 and its related interpretations and, through tabular presentation, how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements for interim or annual periods beginning after November 15, 2008, which will be the second quarter of the Partnership’s 2009 fiscal year beginning December 28, 2008. Because it is only a disclosure standard, the adoption of SFAS 161 will not have a material effect on the Partnership’s consolidated financial position, results of operations and cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three months ended December 27, 2008. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 27, 2008.
Executive Overview
The following are factors that regularly affect our operating results and financial condition. In addition, our business is subject to the risks and uncertainties described in Item 1A included in the Annual Report on Form 10-K for the fiscal year ended September 27, 2008.
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
Hedging and Risk Management Activities
We engage in hedging and risk management activities to reduce the effect of price volatility on our product costs and to ensure the availability of product during periods of short supply. We enter into propane forward and option agreements with third parties, and use fuel oil and crude oil futures and option contracts traded on the New York Mercantile Exchange (“NYMEX”), to purchase and sell propane, fuel oil and crude oil at fixed prices in the future. The majority of the futures, forward and option agreements are used to hedge price risk associated with propane and fuel oil physical inventory, as well as, in certain instances, forecasted purchases of propane or fuel oil. Forward contracts are generally settled physically at the expiration of the contract and futures are generally settled in cash at the expiration of the contract. Although we use derivative instruments to reduce the effect of price volatility associated with priced physical inventory and forecasted transactions, we do not use derivative instruments for speculative trading purposes. Risk management activities are monitored by an internal Commodity Risk Management Committee, made up of five members of management and reporting to our Audit Committee, through enforcement of our Hedging and Risk Management Policy.
Critical Accounting Policies and Estimates
Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included within the Notes to Consolidated Financial Statements section of our Annual Report on Form 10-K for the fiscal year ended September 27, 2008.
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
Results of Operations and Financial Condition
The first quarter of fiscal 2009 was characterized by normal winter temperatures throughout most of our service territories, a declining yet volatile commodity price environment with average posted prices remaining high compared to historical levels and the challenges presented by the economic recession. Net income amounted to $80.7 million, or $2.46 per Common Unit, compared to $85.4 million, or $2.61 per Common Unit, in the prior year quarter. EBITDA (as defined and reconciled below) for the first quarter of fiscal 2009 amounted to $97.3 million, compared to $102.6 million in the prior year quarter. Included in the results for the prior year first quarter was a $43.7 million gain from the sale of our Tirzah, South Carolina, underground propane storage cavern and associated 62-mile pipeline.

Retail propane gallons sold in the first quarter of fiscal 2009 decreased 12.9 million gallons, or 11.5%, to 99.0 million gallons compared to 111.9 million gallons in the prior year quarter. Sales of fuel oil and other refined fuels decreased 6.9 million gallons, or 29.2%, to 16.7 million gallons during the first quarter of fiscal 2009 compared to 23.6 million gallons in the prior year quarter. Overall, temperatures across our service territories were at normal levels for the first quarter of fiscal 2009 and 8% colder than the prior year quarter. The favorable volume impact of the colder average temperatures was more than offset by declines in commercial and industrial volumes resulting from the economic recession and, to a lesser extent, continued customer conservation.
In the commodities markets, prices trended in the opposite direction of the prior year quarter, but with similar volatility. Overall, average posted prices for propane and fuel oil declined 47.0% and 26.3%, respectively, compared to the prior year quarter. This recent decline in commodity prices has contributed to a reduction in our product costs that has outpaced the decline in our average selling prices. As a result, our retail propane and fuel oil unit margins for the first quarter of fiscal 2009 increased compared to the prior year quarter. In addition, the declining commodity price environment during the first quarter of fiscal 2009 had a positive impact on our risk management activities whereas the rising commodity price environment during the first quarter of fiscal 2008 had a negative effect, resulting in an $8.5 million decrease in cost of products sold compared to the prior year quarter.
The proactive steps we have taken in prior years to create a more efficient and cost effective operating structure continue to produce favorable results and have contributed to the overall strength of our cash flow and financial position. Combined operating and general and administrative expenses of $91.8 million for the first quarter of fiscal 2009 were $3.3 million, or 3.7%, higher than the prior year quarter, primarily due to higher variable compensation attributable to higher earnings, partially offset by continued savings in payroll and vehicles expenses resulting from further operating efficiencies, lower headcount and lower vehicle count.
From a cash flow perspective, despite the sustained period of high commodity prices, we continue to fund working capital requirements from cash on hand and have not borrowed under our working capital facility since April 2006. During the first quarter of fiscal 2009, we generated more than $25.0 million in cash flow from operations during a quarter in which we historically use cash for our seasonal operating purposes. We ended the first quarter of fiscal 2009 with $130.6 million in cash on hand and are well positioned as we advance into the second half of the winter heating season. On the strength of these earnings and cash flows, our Board of Supervisors declared the twentieth increase (since our recapitalization in 1999) in our quarterly distribution from $0.805 to $0.810 per Common Unit. The distribution equates to $3.24 per Common Unit annualized, an increase of $0.02 per Common Unit from the previous distribution rate, and a growth rate of 6.2% compared to the first quarter of fiscal 2008.
Looking ahead to the remainder of fiscal 2009, we expect that the economic recession and volatile commodity price environment will continue to present challenges in each of our markets that will continue to affect customer buying habits, thus having a possible negative impact on sales volumes. Nonetheless, we believe that our flexible cost structure, focus on operating efficiencies and financial strength are all factors that will help us effectively manage through the challenging operating environment.
Our anticipated cash requirements for the remainder of fiscal 2009 include: (i) maintenance and growth capital expenditures of approximately $20.6 million; (ii) interest payments of approximately $20.2 million; and (iii) cash distributions of approximately $79.7 million to our Common Unitholders based on the most recently increased quarterly distribution rate of $0.81 per Common Unit. Based on our current estimates of cash flow from operations and our cash position at the end of the first quarter of fiscal 2009, we do not anticipate the need to borrow under the working capital facility of our Revolving Credit Agreement to meet our working capital requirements for the remainder of fiscal 2009. Our Revolving Credit Agreement provides a working capital facility with available revolving borrowing capacity up to $175.0 million (with unused borrowing capacity of $119.2 million after considering outstanding letters of credit of $55.8 million as of December 27, 2008).

Three Months Ended December 27, 2008 Compared to Three Months Ended December 29, 2007
Revenues

	Three Months Ended
	December 27,	December 29,		Percent
(Dollars in thousands)	2008	2007	Decrease	Decrease
Revenues
Propane	$273,908	$307,325	$(33,417)	(10.9%)
Fuel oil and refined fuels	54,191	78,035	(23,844)	(30.6%)
Natural gas and electricity	22,281	23,983	(1,702)	(7.1%)
Services	12,002	14,472	(2,470)	(17.1%)
All other	933	1,294	(361)	(27.9%)

Total revenues	$363,315	$425,109	$(61,794)	(14.5%)

Total revenues decreased $61.8 million, or 14.5%, to $363.3 million for the three months ended December 27, 2008 compared to $425.1 million for the three months ended December 29, 2007 due to lower volumes, and to a lesser extent, lower average selling prices associated with lower product costs. Volumes were lower than the prior year first quarter due to the negative impact of adverse economic conditions, particularly on our commercial and industrial accounts, as well as ongoing customer conservation resulting from the historically high commodity prices, partially offset by the favorable impact of colder temperatures. In our eastern service territories, temperatures were 2% colder than normal and 10% colder than the prior year. Temperatures in our western service territories were 3% warmer than normal but 4% colder than the prior year. On an overall basis, temperatures in our service territories were at normal levels during the first quarter of fiscal 2009 and 8% colder than the prior year first quarter.
Revenues from the distribution of propane and related activities of $273.9 million in the first quarter of fiscal 2009 decreased $33.4 million, or 10.9%, compared to $307.3 million in the prior year quarter, primarily due to lower volumes in our commercial and industrial accounts, and to a lesser extent, our residential accounts. Retail propane gallons sold in the first quarter of fiscal 2009 decreased 12.9 million gallons, or 11.5%, to 99.0 million gallons from 111.9 million gallons in the prior year quarter. Average propane selling prices in the first quarter of fiscal 2009 decreased approximately 1.0% compared to the prior year quarter due to lower product costs, thereby having a negative impact on revenues. Additionally, included within the propane segment are revenues from wholesale and other propane activities of $16.4 million for the three months ended December 27, 2008, which increased $2.0 million compared to the prior year quarter.
Revenues from the distribution of fuel oil and refined fuels of $54.2 million in the first quarter of fiscal 2009 decreased $23.8 million, or 30.6%, from $78.0 million in the prior year quarter, primarily due to lower volumes and lower average selling prices. Fuel oil and refined fuels gallons sold in the first quarter of fiscal 2009 decreased 6.9 million gallons, or 29.2%, to 16.7 million gallons from 23.6 million gallons in the prior year quarter. Lower volumes in our fuel oil and refined fuels segment were attributable to the impact of ongoing customer conservation driven by adverse economic conditions and continued high energy prices, combined with our decision to exit certain lower margin diesel and gasoline businesses. Our decision to exit the majority of our low sulfur diesel and gasoline businesses resulted in a reduction in volumes in the fuel oil and refined fuels segment of approximately 1.4 million gallons, or 20.3% of the total volume decline in the first quarter of fiscal 2009 compared to the prior year quarter. Average selling prices in our fuel oil and refined fuels segment in the first quarter of fiscal 2009 decreased 3.8% compared to the prior year quarter due to lower product costs, thereby having a negative impact on revenues.
Revenues in our natural gas and electricity segment decreased $1.7 million, or 7.1%, to $22.3 million for the three months ended December 27, 2008 compared to $24.0 million in the prior year quarter as a result of lower electricity volumes. Revenues in our services segment decreased 17.1% to $12.0 million in the first quarter of fiscal 2009 from $14.5 million in the prior year quarter primarily due to reduced installation activities as a result of the market decline in residential and commercial construction and other adverse economic conditions.

Cost of Products Sold

	Three Months Ended
	December 27,	December 29,		Percent
(Dollars in thousands)	2008	2007	Decrease	Decrease
Cost of products sold
Propane	$117,885	$187,903	$(70,018)	(37.3%)
Fuel oil and refined fuels	35,605	65,634	(30,029)	(45.8%)
Natural gas and electricity	17,683	19,751	(2,068)	(10.5%)
Services	2,674	3,865	(1,191)	(30.8%)
All other	383	562	(179)	(31.9%)

Total cost of products sold	$174,230	$277,715	$(103,485)	(37.3%)

As a percent of total revenues	48.0%	65.3%
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
Cost of products sold decreased $103.5 million, or 37.3%, to $174.2 million for the three months ended December 27, 2008 compared to $277.7 million in the prior year quarter due to the impact of the decline in product costs, lower volumes sold and the favorable impact of mark-to-market adjustments from our risk management activities. Cost of products sold in the fiscal 2009 first quarter also included a $15.0 million unrealized (non-cash) gain representing the net change in the fair value of derivative instruments during the period, compared to a $2.7 million unrealized (non-cash) loss in the prior year quarter resulting in a decrease of $17.7 million in cost of products sold for the three months ended December 27, 2008 compared to the prior year quarter ($12.5 million reported within the propane segment and $5.2 million within the fuel oil and refined fuels segment).
Cost of products sold associated with the distribution of propane and related activities of $117.9 million decreased $70.0 million, or 37.3%, compared to the prior year quarter. Lower average propane costs and lower propane volumes resulted in a decrease of $30.5 million and $20.5 million, respectively, in cost of products sold during the first quarter of fiscal 2009 compared to the prior year quarter. Risk management activities during the first quarter of fiscal 2009 resulted in a $3.5 million decrease in cost of products sold compared to the prior year quarter. Cost of products sold from wholesale and other propane activities decreased $3.0 million compared to the prior year quarter due to lower product costs.
Cost of products sold associated with our fuel oil and refined fuels segment of $35.6 million decreased $30.0 million, or 45.8%, compared to the prior year quarter. Lower average fuel oil costs and lower fuel oil volumes resulted in a decrease of $2.3 million and $17.5 million, respectively, in cost of products sold during the first quarter of fiscal 2009 compared to the prior year quarter. In addition, risk management activities during the first quarter of fiscal 2009 resulted in a $5.0 million decrease in cost of products sold compared to the prior year quarter.
Cost of products sold in our natural gas and electricity segment of $17.7 million decreased $2.1 million, or 10.5%, compared to the prior year quarter primarily due to lower electricity volumes. Cost of products sold in our services segment of $2.7 million decreased $1.2 million, or 30.8%, compared to the prior year quarter primarily due to lower sales volumes.

For the quarter ended December 27, 2008, total cost of products sold represented 48.0% of revenues compared to 65.3% in the prior year quarter. This decrease was primarily attributable to the decrease in product costs which outpaced the decline in average selling prices, as well as the positive effect of declining commodity prices on our risk management activities during the first quarter of fiscal 2009 compared to the negative effect of rising commodity prices on our risk management activities in the prior year quarter.
Operating Expenses

	Three Months Ended
	December 27,	December 29,		Percent
(Dollars in thousands)	2008	2007	Decrease	Decrease
Operating expenses	$77,063	$79,343	$(2,280)	(2.9%)
As a percent of total revenues	21.2%	18.7%
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
Operating expenses of $77.1 million for the three months ended December 27, 2008 decreased $2.3 million, or 2.9%, compared to $79.3 million in the prior year quarter as a result of our continued efforts to drive operational efficiencies and reduce costs across all operating segments, partially offset by higher variable compensation associated with higher earnings in the first quarter of fiscal 2009 compared to the prior year quarter. Savings were primarily attributable to payroll and benefit related expenses as a result of lower headcount and routing efficiencies that enabled a reduction of our vehicle count.
General and Administrative Expenses

	Three Months Ended
	December 27,	December 29,		Percent
(Dollars in thousands)	2008	2007	Increase	Increase
General and administrative expenses	$14,770	$9,203	$5,567	60.5%
As a percent of total revenues	4.1%	2.2%
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
General and administrative expenses of $14.8 million for the three months ended December 27, 2008 increased $5.6 million, or 60.5%, compared to $9.2 million during the prior year quarter. The increase was primarily attributable to higher variable compensation resulting from higher earnings in the first quarter of fiscal 2009 compared to the prior year quarter and higher compensation cost recognized under certain long-term incentive plans.

Depreciation and Amortization

	Three Months Ended
	December 27,	December 29,		Percent
(Dollars in thousands)	2008	2007	Decrease	Decrease
Depreciation and amortization	$7,023	$7,059	$(36)	(0.5%)
As a percent of total revenues	1.9%	1.7%
Depreciation and amortization expense of $7.0 million for the three months ended December 27, 2008 was relatively unchanged compared to the prior year quarter.
Interest Expense, net

	Three Months Ended
	December 27,	December 29,		Percent
(Dollars in thousands)	2008	2007	Increase	Increase
Interest expense, net	$9,403	$8,388	$1,015	12.1%
As a percent of total revenues	2.6%	2.0%
Net interest expense increased $1.0 million, or 12.1%, to $9.4 million for the three months ended December 27, 2008, compared to $8.4 million in the prior year quarter as a result of lower market interest rates for short-term investments, which contributed to less interest income earned. As has been the case since April 2006, there were no borrowings under our working capital facility as seasonal working capital needs have been funded through cash on hand and cash flow from operations. We ended the first quarter of fiscal 2009 in a strong cash position with $130.6 million in cash on the condensed consolidated balance sheet.
Discontinued Operations.
During the first quarter of fiscal 2008, we completed the sale of our Tirzah, South Carolina underground granite propane storage cavern, and associated 62-mile pipeline, for approximately $53.7 million in cash, after taking into account certain adjustments. As a result of this sale, we reported a $43.7 million gain on disposal of discontinued operations in the first quarter of fiscal 2008.
Net Income and EBITDA.
Net income for the first quarter of fiscal 2009 amounted to $80.7 million, or $2.46 per Common Unit, a decrease of $4.7 million, or $0.15 per Common Unit, compared to the prior year quarter’s net income of $85.4 million, or $2.61 per Common Unit. EBITDA amounted to $97.3 million for the three months ended December 27, 2008 compared to $102.6 million in the prior year first quarter. Net income and EBITDA for the first quarter of fiscal 2008 included the $43.7 million gain on disposal of discontinued operations described above.
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

The following table sets forth (i) our calculations of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by (used in) operating activities:

	Three Months Ended
	December 27,	December 29,
(Dollars in thousands)	2008	2007

Net income	$80,688	$85,429
Add:
Provision for income taxes	138	1,679
Interest expense, net	9,403	8,388
Depreciation and amortization	7,023	7,059

EBITDA	97,252	102,555
Add (subtract):
Provision for income taxes — current	(138)	(402)
Interest expense, net	(9,403)	(8,388)
Compensation cost recognized under Restricted Unit Plan	569	(67)
Gain on disposal of property, plant and equipment, net	(230)	(1,429)
Gain on disposal of discontinued operations	—	(43,707)
Changes in working capital and other assets and liabilities	(63,046)	(90,515)

Net cash provided by (used in) operating activities	$25,004	$(41,953)

Liquidity and Capital Resources
Analysis of Cash Flows
Operating Activities. Due to the seasonal nature of the propane and fuel oil businesses, cash flows generated from operating activities are typically greater during the winter and spring seasons (our second and third fiscal quarters) as customers pay for products purchased during the heating season. However, during the first quarter of fiscal 2009, we generated net cash from operating activities during a quarter in which we historically use cash for our seasonal operating purposes. For the three months ended December 27, 2008, net cash provided by operating activities was $25.0 million compared to net cash used in operating activities of $42.0 million for the first three months of the prior year. This improvement was primarily attributable to higher earnings from continuing operations, coupled with the decline in propane and fuel oil commodity prices that resulted in a smaller investment in working capital in comparison to the first three months of fiscal 2008. We continued to fund working capital through operating cash flow without the need to access the working capital facility under our Revolving Credit Agreement.
Investing Activities. Net cash used in investing activities of $3.7 million for the three months ended December 27, 2008 consisted of capital expenditures of $4.4 million (including $1.6 million for maintenance expenditures and $2.8 million to support the growth of operations), partially offset by $0.7 million in net proceeds from the sale of property, plant and equipment. Net cash provided by investing activities of $48.9 million for the three months ended December 29, 2007 consisted of the net proceeds from the sale of discontinued operations of $53.7 million and the net proceeds from the sale of property, plant and equipment of $1.7 million, partially offset by capital expenditures of $6.5 million (including $2.1 million for maintenance expenditures and $4.4 million to support the growth of operations).
Financing Activities. Net cash used in financing activities for the three months ended December 27, 2008 of $28.4 million reflects quarterly distributions to Common Unitholders at a rate of $0.805 per Common Unit paid in respect of the fourth quarter of fiscal 2008, as well as a prepayment of $2.0 million under our term loan. Net cash used in financing activities for the three months ended December 29, 2007 of $24.5 million reflects quarterly distributions to Common Unitholders at a rate of $0.75 per Common Unit paid in respect of the fourth quarter of fiscal 2007.

Summary of Long-Term Debt Obligations and Revolving Credit Lines
Our long-term borrowings and revolving credit lines consist of $425.0 million in 6.875% senior notes due December 2013 (the “2003 Senior Notes”) and a Revolving Credit Agreement at the Operating Partnership level which provides a five-year $125.0 million term loan due March 31, 2010 (the “Term Loan”) and a separate working capital facility which provides available credit up to $175.0 million. On September 26, 2008 and November 10, 2008 we made a prepayment of $15.0 million and $2.0 million, respectively, on the Term Loan thereby reducing the amount outstanding to $108.0 million. There were no outstanding borrowings under the working capital facility as of December 27, 2008 and there have been no borrowings under our working capital facility since April 2006. We have standby letters of credit issued under the working capital facility of the Revolving Credit Agreement in the aggregate amount of $55.8 million primarily in support of retention levels under our self-insurance programs, which expire periodically through October 25, 2009. Therefore, as of December 27, 2008 we had available borrowing capacity of $119.2 million under the working capital facility of the Revolving Credit Agreement. Additionally, under the Revolving Credit Agreement our Operating Partnership is authorized to incur additional indebtedness of up to $10.0 million in connection with capital leases and up to $20.0 million in short-term borrowings during the period from December 1 to April 1 in each fiscal year. Because of our cash position, operating results and cash flow, we did not make any such short-term borrowings during the first three months of fiscal 2009.
In accordance with and as authorized by the Revolving Credit Agreement, we have a credit facility under a Master Note Agreement (the “Master Note”) that provides for a line of credit between December 1, 2008 and April 1, 2009, pursuant to which we may, but are not obligated to, request advances not exceeding an aggregate of $20.0 million at any one time, payable in full on or before April 1, 2009. The Master Note provides us with additional financial flexibility for general corporate working capital purposes during periods of peak demand, if necessary. The lender has the right, in its sole discretion, to decline to make any advance requested by us.
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
In connection with the Term Loan, our Operating Partnership also entered into an interest rate swap contract with an initial notional amount of $125.0 million with the issuing lender. In connection with the prepayments of the Term Loan discussed above, the Operating Partnership also amended the interest rate swap contract to reduce the notional amount to $108.0 million, the net amount due after the prepayments. From an original borrowing date of March 31, 2005 through March 31, 2010, our Operating Partnership will pay a fixed interest rate of 4.66% to the issuing lender on the notional principal amount, effectively fixing the LIBOR portion of the interest rate at 4.66%. In return, the issuing lender will pay to our Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The applicable margin above LIBOR, as defined in the Revolving Credit Agreement, will be paid in addition to this fixed interest rate of 4.66%.
Under the Revolving Credit Agreement, our Operating Partnership must maintain a leverage ratio (the ratio of total debt to EBITDA) of less than 4.0 to 1 and an interest coverage ratio (the ratio of EBITDA to interest expense) of greater than 2.5 to 1 at the Partnership level. Under the 2003 Senior Note indenture, the Partnership is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. Under the Revolving Credit Agreement, as long as no default exists or would result, the Partnership is permitted to make cash distributions not more frequently than quarterly in an amount not to exceed available cash, as defined, for the immediately preceding fiscal quarter. The Revolving Credit Agreement and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to our Operating Partnership and us, respectively. These covenants include (i) restrictions on the incurrence of additional indebtedness and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. We were in compliance with all covenants and terms of all of our debt agreements as of December 27, 2008 and September 27, 2008.

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
Our Revolving Credit Agreement is supported by a diverse group of thirteen financial institutions. Management believes that we maintain strong relationships with the financial institutions within our current bank group and, to the extent necessary, will have sufficient access to the unused portion of the working capital facility. Our Revolving Credit Agreement matures in March 2010 and we will begin the process of renewing the agreement during the second quarter of fiscal 2009.
Partnership Distributions
We are required to make distributions in an amount equal to all of our Available Cash, as defined in the Third Amended and Restated Partnership Agreement (the “Partnership Agreement”), as amended, no more than 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. Available Cash, as defined in the Partnership Agreement, generally means all cash on hand at the end of the respective fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. These reserves are retained for the proper conduct of our business, the payment of debt principal and interest and for distributions during the next four quarters. The Board of Supervisors reviews the level of Available Cash on a quarterly basis based upon information provided by management.
On January 21, 2009, we announced a quarterly distribution of $0.81 per Common Unit, or $3.24 on an annualized basis, in respect of the first quarter of fiscal 2009 payable on February 10, 2009 to holders of record on February 3, 2009. The distribution equates to $3.24 per Common Unit annualized, an increase of $0.02 per Common Unit from the previous distribution rate, representing the twentieth increase since our recapitalization in 1999 and a growth rate of 6.2% in the quarterly distribution rate compared to the first quarter of fiscal 2008.
Other Commitments
We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. At December 27, 2008, the fair value of the plan assets exceeded the accumulated benefit obligation of the plan by $0.1 million, which was recognized on the balance sheet as an asset. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000. At December 27, 2008, we had a liability for accrued retiree health and life benefits of $19.1 million.
We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At December 27, 2008, we had accrued insurance liabilities of $44.8 million, and an insurance recovery asset of $12.3 million related to the amount of the liability expected to be covered by insurance carriers.

Off-Balance Sheet Arrangements
Guarantees
We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2015. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $16.1 million as of December 27, 2008. The fair value of residual value guarantees for outstanding operating leases was de minimis as of December 27, 2008 and September 27, 2008.
Recently Issued Accounting Standards
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in an entity’s subsidiary and alters the way the consolidated income statement is presented. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, which will be our 2010 fiscal year beginning September 27, 2009. As of December 27, 2008, we had no outstanding noncontrolling interests in any subsidiary; accordingly, the adoption of SFAS 160 should not have any impact on our consolidated financial position, results of operations and cash flows.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s objectives for using derivative instruments and related hedged items, how those derivative instruments are accounted for under SFAS 133 and its related interpretations and, through tabular presentation, how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements for interim or annual periods beginning after November 15, 2008, which will be the second quarter of our 2009 fiscal year beginning December 28, 2008. Because it is only a disclosure standard, the adoption of SFAS 161 will not have a material effect on our consolidated financial position, results of operations and cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
We enter into product supply contracts that are generally one-year agreements subject to annual renewal, and also purchase product on the open market. Our propane supply contracts typically provide for pricing based upon index formulas using the posted prices established at major supply points such as Mont Belvieu, Texas, or Conway, Kansas (plus transportation costs) at the time of delivery. In addition, to supplement our annual purchase requirements, we may utilize forward fixed price purchase contracts to acquire a portion of the propane that we resell to our customers, which allows us to manage our exposure to unfavorable changes in commodity prices and to ensure adequate physical supply. The percentage of contract purchases, and the amount of supply contracted for under forward contracts at fixed prices, will vary from year to year based on market conditions. In certain instances, and when market conditions are favorable, we are able to purchase product under our supply arrangements at a discount to the market.
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
Interest Rate Risk
A portion of our borrowings bear interest at a variable rate based upon either LIBOR or Wachovia National Bank’s prime rate, plus an applicable margin depending on the level of our total leverage. Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. On March 31, 2005, we entered into a $125.0 million interest rate swap contract in conjunction with the Term Loan facility under the Revolving Credit Agreement. On September 26, 2008 and November 10, 2008, we amended the interest rate swap contract to reduce the notional amount by $15.0 million and $2.0 million, respectively, representing the amount of the Term Loan prepaid on those dates. The interest rate swap is being accounted for under SFAS 133 and has been designated as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized in other comprehensive income until the hedged item is recognized in earnings. At December 27, 2008, the fair value of the interest rate swap was ($4.5) million representing an unrealized loss and is included within other liabilities with a corresponding debit in other comprehensive income (“OCI”).
Derivative Instruments and Hedging Activities
Pursuant to SFAS 133, all of our derivative instruments are reported on the balance sheet at their fair values. On the date that futures, forward and option contracts are entered into, we make a determination as to whether the derivative instrument qualifies for designation as a hedge. Changes in the fair value of derivative instruments are recorded each period in current period earnings or OCI, depending on whether a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivative instruments designated as cash flow hedges, we formally assess, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in OCI to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of cash flow hedges are immediately recognized in cost of products sold. Changes in the fair value of derivative instruments that are not designated as cash flow hedges, and that do not meet the normal purchase and normal sale exemption under SFAS 133, are recorded within cost of products sold as they occur. Cash flows associated with derivative instruments are reported as operating activities within the condensed consolidated statement of cash flows.
At December 27, 2008, the fair value of derivative instruments described above resulted in current derivative assets (unrealized gains) of $18.0 million included within prepaid expenses and other current assets, non-current derivative assets of $3.5 million included within other assets and $3.5 million of derivative liabilities (unrealized losses) included within other current liabilities. Cost of products sold included unrealized (non-cash) gains of $15.0 million for the three months ended December 27, 2008, and unrealized (non-cash) losses of $2.7 million for the three months ended December 29, 2007, attributable to the change in fair value of derivative instruments not designated as cash flow hedges.

Sensitivity Analysis
In an effort to estimate our exposure to unfavorable market price changes in propane or fuel oil related to our open positions under derivative instruments, we developed a model that incorporates the following data and assumptions:
A.	The actual fixed contract price of open positions as of December 27, 2008 for each of the future periods.
B.	The estimated future market prices for futures and forward contracts as of December 27, 2008 as derived from the NYMEX for traded propane or fuel oil futures for each of the future periods.
C.
The market prices determined in B. above were adjusted adversely by a hypothetical 10% change in the future periods and compared to the fixed contract settlement amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, a hypothetical 10% adverse change in market prices for which a futures, forward and/or option contract exists indicates a net reduction in potential future gains in future earnings of $3.0 million as of December 27 2008. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 27, 2008. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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
The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of December 27, 2008. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of December 27, 2008, such disclosure controls and procedures were effective to provide the reasonable assurance described above.
(b) There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 27, 2008 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II
ITEM 6. EXHIBITS
(a) Exhibits

10.1
Suburban Propane Partners, L.P. 2000 Restricted Unit Plan, as amended and restated effective October 17, 2006 and as further amended on July 31, 2007, October 31, 2007, January 24, 2008 and January 20, 2009.

10.2	Suburban Propane, L.P. Severance Protection Plan, as amended on January 20, 2009.

10.3	Suburban Propane L.P. 2003 Long Term Incentive Plan, as amended October 17, 2006 and further amended on July 31, 2007, October 31, 2007, January 24, 2008 and January 20, 2009.

31.1	Certification of the Chief Executive Officer Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Chief Accounting Officer Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUBURBAN PROPANE PARTNERS, L.P.
February 5, 2009	By:	/s/ MICHAEL A. STIVALA
Date		Michael A. Stivala
Chief Financial Officer and Chief Accounting Officer

February 5, 2009	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Controller

EXHIBIT INDEX

Exhibit
Number	Description

10.1
Suburban Propane Partners, L.P. 2000 Restricted Unit Plan, as amended and restated effective October 17, 2006 and as further amended on July 31, 2007, October 31, 2007, January 24, 2008 and January 20, 2009.

10.2	Suburban Propane, L.P. Severance Protection Plan, as amended on January 20, 2009.

10.3	Suburban Propane L.P. 2003 Long Term Incentive Plan, as amended October 17, 2006 and further amended on July 31, 2007, October 31, 2007, January 24, 2008 and January 20, 2009.

31.1	Certification of the Chief Executive Officer Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Chief Accounting Officer Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.