Form 10-Q
period 2009-03-28
SUBURBAN PROPANE PARTNERS LP
filed 2009-05-07
CIK 1005210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 28, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-14222
SUBURBAN PROPANE PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware	22-3410353
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
240 Route 10 West
Whippany, NJ 07981
(973) 887-5300
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). * Yes ☐ No ☐

*	The registrant has not yet been phased into the interactive data requirements.
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
INDEX TO FORM 10-Q

Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheets as of March 28, 2009 and September 27, 2008	1

Condensed Consolidated Statements of Operations for the three months ended March 28, 2009 and March 29, 2008	2

Condensed Consolidated Statements of Operations for the six months ended March 28, 2009 and March 29, 2008	3

Condensed Consolidated Statements of Cash Flows for the six months ended March 28, 2009 and March 29, 2008	4

Condensed Consolidated Statement of Partners’ Capital for the six months ended March 28, 2009	5

Notes to Condensed Consolidated Financial Statements	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35

ITEM 4. CONTROLS AND PROCEDURES	38

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS	39

SIGNATURES	40

Exhibit 10.1
Exhibit 10.2
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

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 28,	September 27,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$235,457	$137,698
Accounts receivable, less allowance for doubtful accounts of $6,603 and $6,578, respectively	124,240	94,933
Inventories	62,181	79,822
Other current assets	32,461	47,098

Total current assets	454,339	359,551
Property, plant and equipment, net	361,626	367,808
Goodwill	275,822	276,282
Other intangible assets, net	14,908	16,018
Other assets	21,512	16,054

Total assets	$1,128,207	$1,035,713

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$45,653	$58,079
Accrued employment and benefit costs	36,795	27,053
Accrued insurance	13,620	41,120
Customer deposits and advances	44,673	71,206
Accrued interest	10,389	11,030
Other current liabilities	16,022	15,127

Total current liabilities	167,152	223,615
Long-term borrowings	531,889	531,772
Postretirement benefits obligation	16,917	17,153
Accrued insurance	35,819	31,913
Other liabilities	11,473	11,184

Total liabilities	763,250	815,637

Commitments and contingencies

Partners’ capital:
Common Unitholders (32,795 and 32,725 units issued and outstanding at March 28, 2009 and September 27, 2008, respectively)	408,072	264,231
Accumulated other comprehensive loss	(43,115)	(44,155)

Total partners’ capital	364,957	220,076

Total liabilities and partners’ capital	$1,128,207	$1,035,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended
	March 28,	March 29,
	2009	2008
Revenues
Propane	$336,913	$422,376
Fuel oil and refined fuels	65,138	114,312
Natural gas and electricity	32,093	38,203
Services	10,251	11,096
All other	830	1,110

	445,225	587,097

Costs and expenses
Cost of products sold	208,259	380,757
Operating	86,848	79,697
General and administrative	17,793	15,161
Depreciation and amortization	7,131	7,107

	320,031	482,722

Income before interest expense and provision for income taxes	125,194	104,375
Interest expense, net	9,442	9,418

Income before provision for taxes	115,752	94,957
Provision for income taxes	886	434

Net income	$114,866	$94,523

Income per Common Unit — basic	$3.50	$2.89

Weighted average number of Common Units outstanding — basic	32,847	32,725

Income per Common Unit — diluted	$3.48	$2.87

Weighted average number of Common Units outstanding — diluted	33,051	32,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Six Months Ended
	March 28,	March 29,
	2009	2008
Revenues
Propane	$610,821	$729,701
Fuel oil and refined fuels	119,329	192,347
Natural gas and electricity	54,374	62,186
Services	22,253	25,568
All other	1,763	2,404

	808,540	1,012,206

Costs and expenses
Cost of products sold	382,489	658,472
Operating	163,911	159,040
General and administrative	32,563	24,364
Depreciation and amortization	14,154	14,166

	593,117	856,042

Income before interest expense and provision for income taxes	215,423	156,164
Interest expense, net	18,845	17,806

Income before provision for taxes	196,578	138,358
Provision for income taxes	1,024	2,113

Income from continuing operations	195,554	136,245
Discontinued operations:
Gain on sale of discontinued operations	—	43,707

Net income	$195,554	$179,952

Income per Common Unit — basic
Income from continuing operations	$5.96	$4.16
Discontinued operations	—	1.34

Net income	$5.96	$5.50

Weighted average number of Common Units outstanding — basic	32,832	32,716

Income per Common Unit — diluted
Income from continuing operations	$5.93	$4.14
Discontinued operations	—	1.33

Net income	$5.93	$5.47

Weighted average number of Common Units outstanding — diluted	32,996	32,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	March 28,	March 29,
	2009	2008
Cash flows from operating activities:
Net income	$195,554	$179,952
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	14,154	14,166
Amortization of debt origination costs	664	664
Compensation cost recognized under Restricted Unit Plan	1,241	686
Amortization of discount on long-term borrowings	117	117
Gain on disposal of discontinued operations	—	(43,707)
Gain on disposal of property, plant and equipment, net	(623)	(1,712)
Deferred tax provision	460	1,521
Changes in assets and liabilities:
(Increase) in accounts receivable	(29,307)	(100,274)
Decrease in inventories	17,641	41
Decrease (increase) in other current assets	14,637	(6,693)
(Decrease) increase in accounts payable	(12,426)	20,015
Increase (decrease) in accrued employment and benefit costs	9,742	(12,386)
(Decrease) in accrued insurance	(27,500)	(3,400)
(Decrease) in customer deposits and advances	(26,533)	(43,565)
(Decrease) increase in accrued interest	(641)	103
Increase in other current liabilities	2,895	7,577
(Increase) decrease in other noncurrent assets	(4,097)	1,296
Increase (decrease) in other noncurrent liabilities	2,974	(6,014)

Net cash provided by operating activities	158,952	8,387

Cash flows from investing activities:
Capital expenditures	(8,323)	(11,084)
Proceeds from sale of property, plant and equipment	2,084	2,691
Proceeds from sale of discontinued operations	—	53,715

Net cash (used in) provided by investing activities	(6,239)	45,322

Cash flows from financing activities:
Long-term debt repayments	(2,000)	—
Partnership distributions	(52,954)	(49,492)

Net cash (used in) financing activities	(54,954)	(49,492)

Net increase in cash and cash equivalents	97,759	4,217
Cash and cash equivalents at beginning of period	137,698	96,586

Cash and cash equivalents at end of period	$235,457	$100,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’	Comprehensive
	Common Units	Unitholders	(Loss)	Capital	Income

Balance at September 27, 2008	32,725	$264,231	$(44,155)	$220,076
Net income		195,554		195,554	$195,554
Other comprehensive income:
Net unrealized losses on cash flow hedges			(584)	(584)	(584)
Amortization of net actuarial losses and prior service credits into earnings			1,624	1,624	1,624

Comprehensive income					$196,594

Partnership distributions		(52,954)		(52,954)
Common Units issued under Restricted Unit Plan	70
Compensation cost recognized under Restricted Unit Plan, net of forfeitures		1,241		1,241

Balance at March 28, 2009	32,795	$408,072	$(43,115)	$364,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)
1. Partnership Organization
Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 32,795,355 Common Units outstanding at March 28, 2009. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), adopted on October 19, 2006 following approval by Common Unitholders at the Partnership’s Tri-Annual Meeting and as thereafter amended by the Board of Supervisors on July 31, 2007, pursuant to the authority granted to the Board in the Partnership Agreement. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.
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
Revenue Recognition. Sales of propane, fuel oil and refined fuels are recognized at the time product is delivered to the customer. Revenue from the sale of appliances and equipment is recognized at the time of sale or when installation is complete, as applicable. Revenue from repairs, maintenance and other service activities is recognized upon completion of the service. Revenue from service contracts is recognized ratably over the service period. Revenue from the natural gas and electricity business is recognized based on customer usage as determined by meter readings, as adjusted for amounts delivered but unbilled at the end of each accounting period. Revenue from annually billed nonrefundable tank fees is deferred at the time of billing and recognized on a straight-line basis over one year.
Fair Value Measurements. On September 28, 2008, the Partnership adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Fair value measurements are based upon the “exit price” concept — the price that would be received to sell an asset or paid to transfer a liability exclusive of any transaction costs in an orderly transaction between market participants — in either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Adoption of SFAS 157 did not impact the Partnership’s financial position, results of operations or cash flows.
SFAS 157 establishes a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below with Level 1 having the highest priority and Level 3 having the lowest.
•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•
Level 2: Quoted prices in active markets for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

•	Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable.
The Partnership measures the fair value of its options and futures derivative instruments using Level 1 inputs and the fair value of its interest rate swap using Level 2 inputs. See Derivative Instruments and Hedging Activities, below, for disclosure of fair value amounts.
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
3. Derivative Instruments and Hedging Activities
On December 28, 2008, the Partnership adopted SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s objectives for using derivative instruments and related hedged items, how those derivative instruments are accounted for under SFAS 133 (defined below) and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.
Commodity Price Risk. Given the retail nature of its operations, the Partnership maintains a certain level of priced physical inventory to ensure its field operations have adequate supply commensurate with the time of year. The Partnership’s strategy is to keep its physical inventory priced relatively close to market for its field operations. The Partnership enters into a combination of exchange-traded futures and option contracts, forward contracts and, in certain instances, over-the-counter options (collectively, “derivative instruments”) to hedge price risk associated with propane and fuel oil physical inventories, as well as future purchases of propane or fuel oil used in its operations and to ensure adequate supply during periods of high demand. Under this risk management strategy, realized gains or losses on derivative instruments will typically offset losses or gains on the physical inventory once the product is sold. All of the Partnership’s derivative instruments are reported on the condensed consolidated balance sheet at their fair values pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). In addition, in the course of normal operations, the Partnership routinely enters into contracts such as forward priced physical contracts for the purchase or sale of propane and fuel oil that, under SFAS 133, qualify for and are designated as normal purchase or normal sale contracts. Such contracts are exempted from the fair value accounting requirements of SFAS 133 and are accounted for at the time product is purchased or sold under the related contract. The Partnership does not use derivative instruments for speculative trading purposes. Market risks associated with futures, options and forward contracts are monitored daily for compliance with the Partnership’s Hedging and Risk Management Policy which includes volume limits for open positions. Priced on-hand inventory is also reviewed and managed daily as to exposures to changing market prices.
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
Credit Risk. Exchange-traded futures and options are guaranteed by the New York Mercantile Exchange (“NYMEX”) and, as a result, have minimal credit risk. The Partnership is subject to credit risk with over-the-counter, forward and propane option contracts to the extent the counterparties do not perform. The Partnership evaluates the financial condition of each counterparty with which it conducts business and establish credit limits to reduce exposure to the risk of non-performance by its counterparties.

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
The following summarizes the Partnership’s open derivative instruments as of March 28, 2009:

Transaction Type	(gallons in thousands)
Options	7,350
Futures	19,992
The following summarizes the gross fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheet as of March 28, 2009:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Interest rate swap			Other liabilities	$3,785

				$3,785

Derivatives not designated as hedging instruments under SFAS 133:
Options	Other current assets	$6,996	Other current liabilities	$2,867
Futures	Other current assets	4,910	Other current liabilities	1,134

		$11,906		$4,001

The effect of the Partnership’s derivative instruments on the condensed consolidated statement of operations for the three and six months ended March 28, 2009 and March 29, 2008 are as follows:

	Three months ended March 28, 2009			Three months ended March 29, 2008
Derivatives in	Amount of Gains	Gains (Losses) Reclassified		Amount of Gains	Gains (Losses) Reclassified
SFAS 133 Cash	(Losses) Recognized	from Accumulated OCI into		(Losses) Recognized	from Accumulated OCI into
Flow Hedging	in OCI on Derivative	Income (Effective Portion)		in OCI on Derivative	Income (Effective Portion)
Relationships	(Effective Portion)	Location	Amount	(Effective Portion)	Location	Amount

Interest rate swap	$704	Interest expense	$—	$(2,980)	Interest expense	$—

	$704		$—	$(2,980)		$—

Derivatives Not		Unrealized			Unrealized
Designated as	Location of Gains	Gains (Losses)		Location of Gains	Gains (Losses)
Hedging	(Losses) Recognized	Recognized in		(Losses) Recognized	Recognized in
Instruments under	in Income on	Income on		in Income on	Income on
SFAS 133	Derivative	Derivative		Derivative	Derivative

Options	Cost of goods sold	$(4,379)		Cost of goods sold	$1,400
Futures	Cost of goods sold	(5,311)		Cost of goods sold	(3,735)

		$(9,690)			$(2,335)

	Six months ended March 28, 2009			Six months ended March 29, 2008
Derivatives in	Amount of Gains	Gains (Losses) Reclassified		Amount of Gains	Gains (Losses) Reclassified
SFAS 133 Cash	(Losses) Recognized	from Accumulated OCI into		(Losses) Recognized	from Accumulated OCI into
Flow Hedging	in OCI on Derivative	Income (Effective Portion)		in OCI on Derivative	Income (Effective Portion)
Relationships	(Effective Portion)	Location	Amount	(Effective Portion)	Location	Amount

Interest rate swap	$(584)	Interest expense	$—	$(5,123)	Interest expense	$—

	$(584)		$—	$(5,123)		$—

Derivatives Not		Unrealized			Unrealized
Designated as	Location of Gains	Gains (Losses)		Location of Gains	Gains (Losses)
Hedging	(Losses) Recognized	Recognized in		(Losses) Recognized	Recognized in
Instruments under	in Income on	Income on		in Income on	Income on
SFAS 133	Derivative	Derivative		Derivative	Derivative

Options	Cost of goods sold	$1,546		Cost of goods sold	$667
Futures	Cost of goods sold	3,769		Cost of goods sold	(5,685)

		$5,315			$(5,018)

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

5. Inventories
Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	March 28,	September 27,
	2009	2008

Propane, fuel oil and refined fuels	$58,524	$76,036
Natural gas	—	283
Appliances and related parts	3,657	3,503

	$62,181	$79,822

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
During the first half of fiscal 2009 and fiscal 2008, the Partnership reversed $460 and $1,521, respectively, of the deferred tax asset valuation allowance, which was established through purchase accounting for the Agway Acquisition, as a reduction of goodwill. These adjustments resulted from the utilization of a portion of the net operating losses established in purchase accounting for the Agway Acquisition.
Other intangible assets consist of the following:

	As of
	March 28,	September 27,
	2009	2008

Customer lists	$22,316	$22,316
Tradenames	1,499	1,499
Other	2,117	2,117

	$25,932	$25,932

Less: accumulated amortization
Customer lists	$(9,614)	$(8,632)
Tradenames	(787)	(712)
Other	(623)	(570)

	(11,024)	(9,914)

	$14,908	$16,018

Aggregate amortization expense related to other intangible assets for the three and six months ended March 28, 2009 was $555 and $1,110, respectively, and $556 and $1,114 for the three and six months ended March 29, 2008, respectively.

Aggregate amortization expense related to other intangible assets for the remainder of fiscal 2009 and for each of the five succeeding fiscal years as of March 28, 2009 is as follows: 2009 — $1,110; 2010 — $2,205; 2011 — $2,205; 2012 — $1,730; 2013 — $1,572 and 2014 — $1,237.
7. Income Per Common Unit
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
In computing diluted income per Common Unit, weighted average units outstanding used to compute basic income per Common Unit were increased by 255,947 and 215,213 units for the three and six months ended March 28, 2009, respectively, and 233,587 and 209,818 for the three and six months ended March 29, 2008, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.
8. Long-Term Borrowings
Long-term borrowings consist of the following:

	As of
	March 28,	September 27,
	2009	2008
Senior Notes, 6.875%, due December 15, 2013, net of unamortized discount of $1,111 and $1,228, respectively	$423,889	$423,772
Term Loan, 6.29% to 7.16%, due March 31, 2010	108,000	110,000

	531,889	533,772
Less: current portion of Term Loan	—	2,000

	$531,889	$531,772

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
The Operating Partnership has a revolving credit facility, the Third Amended and Restated Credit Agreement (the “Revolving Credit Agreement”), which expires on March 31, 2010. The Revolving Credit Agreement provides for a five-year $125,000 term loan facility (the “Term Loan”) and a separate working capital facility which provides available revolving borrowing capacity up to $175,000. The Operating Partnership has standby letters of credit issued under the working capital facility of the Revolving Credit Agreement in the aggregate amount of $57,076 primarily in support of retention levels under the Operating Partnership’s self-insurance programs, which expire periodically through April 15, 2010. Therefore, as of March 28, 2009 the Operating Partnership had available borrowing capacity of $117,924 under the working capital facility of the Revolving Credit Agreement.

Borrowings under the Revolving Credit Agreement, including the Term Loan, bear interest at a rate based upon LIBOR or the Base Rate, as defined, plus an applicable margin. An annual facility fee ranging from 0.375% to 0.50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur. As of March 28, 2009 and September 27, 2008, there were no borrowings outstanding under the working capital facility of the Revolving Credit Agreement and there have been no borrowings since April 2006.
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
The Revolving Credit Agreement and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Revolving Credit Agreement, the Operating Partnership is required to maintain a leverage ratio (the ratio of total debt to EBITDA) of less than 4.0 to 1. In addition, the Operating Partnership is required to maintain an interest coverage ratio (the ratio of EBITDA to interest expense) of greater than 2.5 to 1 at the Partnership level. Under the 2003 Senior Note indenture, the Partnership is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. Under the Revolving Credit Agreement, as long as no default exists or would result, the Operating Partnership is permitted to make cash distributions not more frequently than quarterly in an amount not to exceed available cash, as defined, for the immediately preceding fiscal quarter. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the 2003 Senior Notes and the Revolving Credit Agreement as of March 28, 2009.
Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, the 2003 Senior Notes and the Revolving Credit Agreement were capitalized within other assets and are being amortized on a straight-line basis over the term of the respective debt agreements. Other assets at March 28, 2009 and September 27, 2008 include debt origination costs with a net carrying amount of $4,238 and $4,902, respectively. Aggregate amortization expense related to deferred debt origination costs included within interest expense for the three months ended March 28, 2009 and March 29, 2008 was $332 and $664 for the six months ended March 28, 2009 and March 29, 2008.
The aggregate amounts of long-term debt maturities subsequent to March 28, 2009 are as follows: fiscal 2009 — $0; fiscal 2010 — $108,000; fiscal 2011 — $0; fiscal 2012 — $0; and, thereafter - $425,000.
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

On April 22, 2009, the Board of Supervisors declared a quarterly distribution of $0.815 per Common Unit, or $3.26 per Common Unit on an annualized basis, in respect of the second quarter of fiscal 2009, payable on May 12, 2009 to holders of record on May 5, 2009. The annualized distribution represents an increase of $0.02 per Common Unit from the previous distribution rate, and a growth rate of 5.2% compared to the second quarter of fiscal 2008.
10. Unit-Based Compensation Arrangements
The Partnership accounts for its unit-based compensation arrangements in accordance with revised SFAS No. 123, “Share-Based Payment” (“SFAS 123R”), which requires the recognition of compensation cost over the respective service period for employee services received in exchange for an award of equity or equity-based compensation based on the grant date fair value of the award, as well as the measurement of liability awards under a unit-based payment arrangement based on remeasurement of the award’s fair value at the conclusion of each quarterly reporting period until the date of settlement, taking into consideration the probability that the performance conditions will be satisfied. The Partnership has historically recognized unearned compensation associated with awards under its 2000 Restricted Unit Plan ratably to expense over the vesting period based on the fair value of the award on the grant date and has historically recognized compensation cost and the associated unearned compensation liability for equity-based awards under its Long-Term Incentive Plan consistent with the requirements of SFAS 123R.
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
During the six months ended March 28, 2009, the Partnership awarded 68,799 Restricted Units under the 2000 Restricted Unit Plan at an aggregate grant date fair value of $1,245. Following is a summary of activity in the 2000 Restricted Unit Plan:

		Weighted
		Average Grant
		Date Fair Value
	Units	Per Unit
Outstanding September 27, 2008	446,515	$30.57
Awarded	68,799	18.09
Forfeited	(11,313)	(35.10)
Issued	(69,972)	(27.91)

Outstanding March 28, 2009	434,029	$28.90

As of March 28, 2009, $6,212 of compensation cost related to unvested Restricted Units awarded under the 2000 Restricted Unit Plan remains to be recognized in future periods. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1.7 years. Compensation expense recognized under the 2000 Restricted Unit Plan, net of forfeitures, for the three and six months ended March 28, 2009 was $673 and $1,241, respectively, and $753 and $686 for the three and six months ended March 29, 2008, respectively.
Long-Term Incentive Plan. The Partnership has a non-qualified, unfunded long-term incentive plan for officers and key employees (“LTIP-2”) which provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period. The level of compensation earned under LTIP-2 is based on the market performance of the Partnership’s Common Units on the basis of total return to Unitholders (“TRU”) compared to the TRU of a predetermined peer group consisting solely of other master limited partnerships, approved by the Compensation Committee of the Board of Supervisors, over the same three-year performance period. As a result of the quarterly remeasurement of the liability for awards under LTIP-2, compensation expense for the three and six months ended March 28, 2009 was $1,551 and $1,952, respectively, and $325 and $418 for the three and six months ended March 29, 2008, respectively. As of March 28, 2009 and September 27, 2008, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $5,107 and $5,921, respectively, related to estimated future payments under LTIP-2.
11. Commitments and Contingencies
Self-Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of March 28, 2009 and September 27, 2008, the Partnership had accrued insurance liabilities of $49,439 and $73,033, respectively, representing the total estimated losses under these self-insurance programs. The Partnership is also involved in various legal actions that have arisen in the normal course of business, including those relating to commercial transactions and product liability. Management believes, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership’s financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insured claims, as well as existing insurance policies in force. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $16,139 and $38,825 as of March 28, 2009 and September 27, 2008, respectively.
During the first quarter of fiscal 2009, the Partnership settled a claim involving alleged product liability for approximately $30,000. The settlement was covered by insurance above the level of the Partnership’s deductible. As a result of this settlement, in which the Partnership denied any liability, the Partnership increased the portion of its estimated self-insurance liability that exceeded the insurance deductible and established a corresponding asset of $30,000 as of September 27, 2008 to accrue for the settlement and subsequent reimbursement from the Partnership’s third party insurance carrier. During the first half of fiscal 2009, the Partnership fully paid the $30,000 to the claimants in this matter and was reimbursed for the same amount from the Partnership’s third party insurance carrier.
12. Guarantees
The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2016. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was approximately $17,966 as of March 28, 2009. The fair value of residual value guarantees for outstanding operating leases was de minimis as of March 28, 2009 and September 27, 2008.

13. Pension Plans and Other Postretirement Benefits
The following table provides the components of net periodic benefit costs for the three and six months ended March 28, 2009 and March 29, 2008:

	Pension Benefits
	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008

Service Cost	$—	$—	$—	$—
Interest cost	2,372	2,187	4,744	4,374
Expected return on plan assets	(2,301)	(2,270)	(4,602)	(4,541)
Amortization of prior service costs	—	—	—	—
Recognized net actuarial loss	1,012	844	2,024	1,688

Net periodic benefit cost	$1,083	$761	$2,166	$1,521

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008

Service Cost	$1	$2	$2	$4
Interest cost	345	350	690	699
Expected return on plan assets	—	—	—	—
Amortization of prior service costs	(122)	(122)	(244)	(245)
Recognized net actuarial loss	(78)	—	(156)	—

Net periodic benefit cost	$146	$230	$292	$458

There are no projected minimum employer contribution requirements under Internal Revenue Service Regulations for fiscal 2009 under our defined benefit pension plan. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2009 is $1,923, of which $929 has been contributed during the six months ended March 28, 2009.
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
The Partnership’s fuel oil and refined fuels, natural gas and electricity, and service businesses are structured collectively as a corporate entity and, as such, are subject to corporate level federal and state income taxes. However, because the Corporate Entity has experienced operating losses in recent years, a full valuation allowance has been provided against the deferred tax assets. The conclusion that a full valuation is necessary was based upon an analysis of all available evidence, both negative and positive at the balance sheet date, which, taken as a whole, indicates that it is more likely than not that sufficient future taxable income will not be available to utilize the Partnership’s deferred tax assets. Management’s periodic reviews include, among other things, the nature and amount of the taxable income and expense items, the expected timing when assets will be used or liabilities will be required to be reported and the reliability of historical profitability of businesses expected to provide future earnings. Furthermore, management considered tax-planning strategies it could use to increase the likelihood that the deferred tax assets will be realized.

As a result of the profitability of the Corporate Entity during the first half of fiscal 2009 and fiscal 2008, it reported taxable income which enabled utilization of net operating losses to offset the current cash tax liability. Utilization of these net operating losses resulted in a $460 and $1,521 deferred tax provision during the first half of fiscal 2009 and fiscal 2008, respectively, and a corresponding reversal of a portion of the valuation allowance established in purchase accounting for the Agway Acquisition, which reduced goodwill.
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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
Revenues:
Propane	$336,913	$422,376	$610,821	$729,701
Fuel oil and refined fuels	65,138	114,312	119,329	192,347
Natural gas and electricity	32,093	38,203	54,374	62,186
Services	10,251	11,096	22,253	25,568
All other	830	1,110	1,763	2,404

Total revenues	$445,225	$587,097	$808,540	$1,012,206

Income before interest expense and income taxes:
Propane	$129,492	$112,643	$227,161	$172,486
Fuel oil and refined fuels	15,383	8,515	23,859	10,805
Natural gas and electricity	5,852	4,510	9,022	7,438
Services	(3,404)	(4,138)	(5,885)	(6,355)
All other	(404)	(217)	(867)	(423)
Corporate	(21,725)	(16,938)	(37,867)	(27,787)

Total income before interest expense and income taxes	125,194	104,375	215,423	156,164

Reconciliation to income from continuing operations:
Interest expense, net	9,442	9,418	18,845	17,806
Provision for income taxes	886	434	1,024	2,113

Income from continuing operations	$114,866	$94,523	$195,554	$136,245

Depreciation and amortization:
Propane	$3,822	$3,890	$7,632	$7,782
Fuel oil and refined fuels	825	844	1,640	1,709
Natural gas and electricity	252	252	504	504
Services	75	80	152	155
All other	17	16	33	47
Corporate	2,140	2,025	4,193	3,969

Total depreciation and amortization	$7,131	$7,107	$14,154	$14,166

	As of
	March 28,	September 27,
	2009	2008
Assets:
Propane	$739,768	$746,281
Fuel oil and refined fuels	91,467	70,548
Natural gas and electricity	26,173	23,658
Services	2,435	2,841
All other	1,211	1,234
Corporate	355,134	279,132
Eliminations	(87,981)	(87,981)

Total assets	$1,128,207	$1,035,713

16. Recently Issued Accounting Pronouncements
In December 2008, the FASB issued an FSP on Statement 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”), which amends SFAS No. 132(R) to require more detailed disclosures about employers’ pension plan assets. These new disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009, which will be the Partnership’s 2010 fiscal year ending September 25, 2010. Since FSP 132(R)-1 only addresses disclosure requirements, its adoption will have no impact on the Partnership’s consolidated financial position, results of operations and cash flows.
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
The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and six months ended March 28, 2009. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 27, 2008.
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
Results of Operations and Financial Condition
The positive momentum from the first quarter of fiscal 2009 carried into the second quarter despite the continued challenges of the recession. Sales volumes in the propane and refined fuels segments continued to be negatively affected by the adverse economic conditions but benefited to an extent from normal winter temperatures throughout most of the Partnership’s service territories. Net income amounted to $114.9 million, or $3.50 per Common Unit, compared to $94.5 million, or $2.89 per Common Unit, in the prior year second quarter. EBITDA (as defined and reconciled below) for the second quarter of fiscal 2009 amounted to $132.3 million, an increase of $20.8 million, or 18.7%, compared to $111.5 million in the prior year second quarter. With the increased level of earnings during the first half of fiscal 2009 compared to the first half of the prior year, coupled with lower working capital requirements from the generally lower commodity price environment, we ended the second quarter of fiscal 2009 with $235.5 million of cash on hand.

Retail propane gallons sold in the second quarter of fiscal 2009 decreased 11.8 million gallons, or 8.1%, to 134.5 million gallons compared to 146.3 million gallons in the prior year second quarter. Sales of fuel oil and other refined fuels decreased 7.3 million gallons, or 23.2%, to 24.1 million gallons during the second quarter of fiscal 2009 compared to 31.4 million gallons in the prior year second quarter. Overall, temperatures across the Partnership’s service territories were at normal levels for the second quarter of fiscal 2009 and 5% colder than the prior year second quarter. The favorable volume impact of the colder average temperatures was more than offset by declines in commercial and industrial volumes resulting from the recession and, to a lesser extent, continued customer conservation.
In the commodities markets, prices continued to trend in the opposite direction of the prior year second quarter, but with similar volatility. Overall, average posted prices for propane and fuel oil declined 53.9% and 50.9%, respectively, compared to the prior year second quarter. This recent decline in commodity prices has contributed to a reduction in our product costs that has outpaced the decline in our average selling prices. As a result, our retail propane and fuel oil unit margins for the second quarter of fiscal 2009 increased compared to the prior year second quarter. In addition, the declining commodity price environment during the second quarter of fiscal 2009 favorably impacted our risk management activities whereas the rising commodity price environment during the second quarter of fiscal 2008 produced a negative effect. Compared to the prior year second quarter our risk management activities favorably affected cost of products sold by $10.6 million.
The proactive steps we have taken in prior years to create a more efficient and cost effective operating structure continue to produce cost savings and have contributed to the overall strength of our cash flow and financial position. Combined operating and general and administrative expenses of $104.6 million for the second quarter of fiscal 2009 increased $9.8 million, or 10.3%, compared to the prior year second quarter, primarily due to higher variable compensation attributable to higher earnings, partially offset by continued savings in payroll and vehicles expenses.
From a cash flow perspective, we continue to fund working capital requirements from cash on hand and have not borrowed under our working capital facility since April 2006. During the second quarter of fiscal 2009, we generated $133.9 million in cash flow from operations. We ended the second quarter of fiscal 2009 with $235.5 million in cash on hand and are well positioned as we advance into the second half of the fiscal year. On the strength of these earnings and cash flows, our Board of Supervisors declared the twenty-first increase (since our recapitalization in 1999) in our quarterly distribution from $0.810 to $0.815 per Common Unit. The distribution equates to $3.26 per Common Unit annualized, an increase of $0.02 per Common Unit from the previous distribution rate, and a growth rate of 5.2% compared to the second quarter of fiscal 2008.
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
Our anticipated cash requirements for the remainder of fiscal 2009 include: (i) maintenance and growth capital expenditures of approximately $16.7 million; (ii) interest payments of approximately $18.3 million; and (iii) cash distributions of approximately $53.5 million to our Common Unitholders based on the most recently increased quarterly distribution rate of $0.815 per Common Unit. Based on our current estimates of cash flow from operations and our cash position at the end of the second quarter of fiscal 2009, we do not anticipate the need to borrow under the working capital facility of our Revolving Credit Agreement to meet our working capital requirements for the remainder of fiscal 2009. Our Revolving Credit Agreement provides a working capital facility with available revolving borrowing capacity up to $175.0 million (with unused borrowing capacity of $117.9 million after considering outstanding letters of credit of $57.1 million as of March 28, 2009).

Three Months Ended March 28, 2009 Compared to Three Months Ended March 29, 2008
Revenues

	Three Months Ended
	March 28,	March 29,		Percent
(Dollars in thousands)	2009	2008	Decrease	Decrease
Revenues
Propane	$336,913	$422,376	$(85,463)	(20.2%)
Fuel oil and refined fuels	65,138	114,312	(49,174)	(43.0%)
Natural gas and electricity	32,093	38,203	(6,110)	(16.0%)
Services	10,251	11,096	(845)	(7.6%)
All other	830	1,110	(280)	(25.2%)

Total revenues	$445,225	$587,097	$(141,872)	(24.2%)

Total revenues decreased $141.9 million, or 24.2%, to $445.2 million for the three months ended March 28, 2009 compared to $587.1 million for the three months ended March 29, 2008 due to lower average selling prices associated with lower product costs, and to a lesser extent, lower volumes. Volumes were lower than the prior year second quarter due to the negative impact of adverse economic conditions, particularly on our commercial and industrial accounts, as well as ongoing customer conservation efforts, partially offset by the favorable impact of colder temperatures. In our eastern service territories, temperatures were slightly colder than normal and 7% colder than the prior year. Temperatures in our western service territories were 1% warmer than both normal and the prior year. On an overall basis, temperatures in our service territories were at normal levels during the second quarter of fiscal 2009 and 5% colder than the prior year second quarter.
Revenues from the distribution of propane and related activities of $336.9 million in the second quarter of fiscal 2009 decreased $85.5 million, or 20.2%, compared to $422.4 million in the prior year second quarter, primarily due to lower volumes, particularly in our commercial and industrial accounts. Retail propane gallons sold in the second quarter of fiscal 2009 decreased 11.8 million gallons, or 8.0%, to 134.5 million gallons from 146.3 million gallons in the prior year second quarter. Lower volumes sold in the non-residential customer base accounted for more than 60% of the decline in propane sales volume. Average propane selling prices in the second quarter of fiscal 2009 decreased approximately 12.9% compared to the prior year second quarter due to lower product costs, thereby having a negative impact on revenues. Additionally, included within the propane segment are revenues from wholesale and other propane activities of $8.3 million in the second quarter of fiscal 2009, which decreased $3.6 million compared to the prior year second quarter.
Revenues from the distribution of fuel oil and refined fuels of $65.1 million in the second quarter of fiscal 2009 decreased $49.2 million, or 43.0%, from $114.3 million in the prior year second quarter, primarily due to lower volumes and lower average selling prices. Fuel oil and refined fuels gallons sold in the second quarter of fiscal 2009 decreased 7.3 million gallons, or 23.2%, to 24.1 million gallons from 31.4 million gallons in the prior year second quarter. Lower volumes in our fuel oil and refined fuels segment were attributable to the impact of ongoing customer conservation driven by adverse economic conditions and continued high energy prices. Average selling prices in our fuel oil and refined fuels segment in the second quarter of fiscal 2009 decreased 26.9% compared to the prior year second quarter due to lower product costs, thereby having a negative impact on revenues.
Revenues in our natural gas and electricity segment decreased $6.1 million, or 16.0%, to $32.1 million in the second quarter of fiscal 2009 compared to $38.2 million in the prior year second quarter as a result of lower volumes. Revenues in our services segment decreased 7.6% to $10.3 million in the second quarter of fiscal 2009 from $11.1 million in the prior year second quarter primarily due to reduced installation activities as a result of the market decline in residential and commercial construction and other adverse economic conditions.

Cost of Products Sold

	Three Months Ended
	March 28,	March 29,		Percent
(Dollars in thousands)	2009	2008	Decrease	Decrease
Cost of products sold
Propane	$141,201	$252,230	$(111,029)	(44.0%)
Fuel oil and refined fuels	39,912	93,042	(53,130)	(57.1%)
Natural gas and electricity	24,165	31,740	(7,575)	(23.9%)
Services	2,700	3,312	(612)	(18.5%)
All other	281	433	(152)	(35.1%)

Total cost of products sold	$208,259	$380,757	$(172,498)	(45.3%)

As a percent of total revenues	46.8%	64.9%
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
Cost of products sold decreased $172.5 million, or 45.3%, to $208.3 million in the second quarter of fiscal 2009 compared to $380.8 million in the prior year second quarter due to the impact of the decline in product costs, lower volumes sold and the favorable impact of mark-to-market adjustments from our risk management activities. Cost of products sold in the second quarter of fiscal 2009 included a $9.7 million unrealized (non-cash) loss representing the net change in the fair value of derivative instruments during the period, compared to a $2.3 million unrealized (non-cash) loss in the prior year second quarter resulting in an increase of $7.4 million in cost of products sold in the second quarter of fiscal 2009 compared to the prior year second quarter ($9.1 million cost increase reported within the propane segment and $1.7 million cost decrease reported within the fuel oil and refined fuels segment).
Cost of products sold associated with the distribution of propane and related activities of $141.2 million decreased $111.0 million, or 44.0%, compared to the prior year second quarter. Lower average propane costs and lower propane volumes resulted in a decrease of $91.5 million and $19.9 million, respectively, in cost of products sold during the second quarter of fiscal 2009 compared to the prior year second quarter. Realized gains from risk management activities during the second quarter of fiscal 2009 resulted in a $6.6 million decrease in cost of products sold compared to the prior year second quarter. Cost of products sold from wholesale and other propane activities decreased $2.1 million compared to the prior year second quarter due to lower volumes.
Cost of products sold associated with our fuel oil and refined fuels segment of $39.9 million decreased $53.1 million, or 57.1%, compared to the prior year second quarter. Lower average fuel oil costs and lower fuel oil volumes resulted in a decrease of $27.2 million and $20.2 million, respectively, in cost of products sold during the second quarter of fiscal 2009 compared to the prior year second quarter. In addition, realized gains from risk management activities during the second quarter of fiscal 2009 resulted in a $4.0 million decrease in cost of products sold compared to the prior year second quarter.
Cost of products sold in our natural gas and electricity segment of $24.2 million decreased $7.6 million, or 23.9%, compared to the prior year second quarter due to lower product costs and, to a lesser extent, lower volumes. Cost of products sold in our services segment of $2.7 million decreased $0.6 million, or 18.5%, compared to the prior year second quarter primarily due to lower sales volumes.

For the quarter ended March 28, 2009, total cost of products sold represented 46.8% of revenues compared to 64.9% in the prior year second quarter. This decrease was primarily attributable to the decrease in product costs which outpaced the decline in average selling prices, as well as the positive effect of declining commodity prices on our risk management activities during the second quarter of fiscal 2009 compared to the negative effect of rising commodity prices on our risk management activities in the prior year second quarter.
Operating Expenses

	Three Months Ended
	March 28,	March 29,		Percent
(Dollars in thousands)	2009	2008	Increase	Increase
Operating expenses	$86,848	$79,697	$7,151	9.0%
As a percent of total revenues	19.5%	13.6%
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
Operating expenses of $86.8 million in the second quarter of fiscal 2009 increased $7.1 million, or 9.0%, compared to $79.7 million in the prior year second quarter as a result of higher variable compensation associated with higher earnings, as well as higher insurance costs. These higher costs were partially offset by lower bad debt expense and lower fuel costs to operate our fleet.
General and Administrative Expenses

	Three Months Ended
	March 28,	March 29,		Percent
(Dollars in thousands)	2009	2008	Increase	Increase
General and administrative expenses	$17,793	$15,161	$2,632	17.4%
As a percent of total revenues	4.0%	2.6%
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
General and administrative expenses of $17.8 million for second quarter of fiscal 2009 increased $2.6 million, or 17.4%, compared to $15.2 million in the prior year second quarter. The increase was primarily attributable to higher variable compensation resulting from higher earnings in the second quarter of fiscal 2009 compared to the prior year second quarter and higher compensation cost recognized under certain long-term incentive plans.

Depreciation and Amortization

	Three Months Ended
	March 28,	March 29,		Percent
(Dollars in thousands)	2009	2008	Increase	Increase
Depreciation and amortization	$7,131	$7,107	$24	0.3%
As a percent of total revenues	1.6%	1.2%
Depreciation and amortization expense of $7.1 million for the second quarter of fiscal 2009 was relatively unchanged compared to the prior year second quarter.
Interest Expense, net

	Three Months Ended
	March 28,	March 29,		Percent
(Dollars in thousands)	2009	2008	Increase	Increase
Interest expense, net	$9,442	$9,418	$24	0.3%
As a percent of total revenues	2.1%	1.6%
Net interest expense of $9.4 million for the second quarter of fiscal 2009 was relatively unchanged compared to the prior year second quarter. As has been the case since April 2006, there were no borrowings under our working capital facility as seasonal working capital needs have been funded through cash on hand and cash flow from operations. We ended the second quarter of fiscal 2009 in a strong cash position with $235.5 million in cash on the condensed consolidated balance sheet.
Net Income and EBITDA
Net income for the second quarter of fiscal 2009 amounted to $114.9 million, or $3.50 per Common Unit, an increase of $20.4 million, or $0.61 per Common Unit, compared to the prior year second quarter’s net income of $94.5 million, or $2.89 per Common Unit. EBITDA amounted to $132.3 million for the second quarter of fiscal 2009 compared to $111.5 million in the prior year second quarter.
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

The following table sets forth (i) our calculations of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities:

	Three Months Ended
	March 28,	March 29,
(Dollars in thousands)	2009	2008
Net income	$114,866	$94,523
Add:
Provision for income taxes	886	434
Interest expense, net	9,442	9,418
Depreciation and amortization	7,131	7,107

EBITDA	132,325	111,482
Add (subtract):
Provision for income taxes — current	(426)	(190)
Interest expense, net	(9,442)	(9,418)
Compensation cost recognized under Restricted Unit Plan	672	753
Gain on disposal of property, plant and equipment, net	(393)	(283)
Changes in working capital and other assets and liabilities	11,212	(52,004)

Net cash provided by operating activities	$133,948	$50,340

Six Months Ended March 28, 2009 Compared to Six Months Ended March 29, 2008
In the commodities markets, prices for the first six months of the fiscal year trended in the opposite direction of the comparable period in the prior year, but with similar volatility. Overall, average posted prices for propane and fuel oil declined 50.4% and 39.2%, respectively, compared to the first six months of the prior year. The decline in commodity prices has contributed to a reduction in our product costs that has outpaced the decline in our average selling prices.
Revenues

	Six Months Ended
	March 28,	March 29,		Percent
(Dollars in thousands)	2009	2008	Decrease	Decrease
Revenues
Propane	$610,821	$729,701	$(118,880)	(16.3%)
Fuel oil and refined fuels	119,329	192,347	(73,018)	(38.0%)
Natural gas and electricity	54,374	62,186	(7,812)	(12.6%)
Services	22,253	25,568	(3,315)	(13.0%)
All other	1,763	2,404	(641)	(26.7%)

Total revenues	$808,540	$1,012,206	$(203,666)	(20.1%)

Total revenues decreased $203.7 million, or 20.1%, to $808.5 million for the six months ended March 28, 2009 compared to $1,012.2 million for the six months ended March 29, 2008 due to lower volumes, and to a lesser extent, lower average selling prices associated with lower product costs. Volumes for the first six months of fiscal 2009 were lower than the first six months of the prior year due to the negative impact of adverse economic conditions, particularly on our commercial and industrial accounts, as well as ongoing customer conservation, partially offset by the favorable impact of colder temperatures. On an overall basis, temperatures in our service territories were at normal levels during the first six months of fiscal 2009 and 6% colder than the first six months of the prior year.

Revenues from the distribution of propane and related activities of $610.8 million for the six months ended March 28, 2009 decreased $118.9 million, or 16.3%, compared to $729.7 million for the six months ended March 29, 2008, primarily due to lower volumes in our commercial and industrial accounts and, to a lesser extent, our residential accounts, as well as lower average selling prices. Retail propane gallons sold in the first six months of fiscal 2009 decreased 24.6 million gallons, or 9.5%, to 233.6 million gallons from 258.2 million gallons in the first six months of the prior year. Average propane selling prices in the first six months of fiscal 2009 decreased approximately 7.9% compared to the first six months of the prior year due to lower product costs, thereby having a negative impact on revenues. Additionally, included within the propane segment are revenues from wholesale and other propane activities of $24.7 million for the six months ended March 28, 2009, which decreased $1.7 million compared to the six months ended March 29, 2008.
Revenues from the distribution of fuel oil and refined fuels of $119.3 million for the six months ended March 28, 2009 decreased $73.0 million, or 38.0%, from $192.3 million for the six months ended March 29, 2008, primarily due to lower volumes and lower average selling prices. Fuel oil and refined fuels gallons sold in the first six months of fiscal 2009 decreased 14.2 million gallons, or 25.8%, to 40.8 million gallons from 55.0 million gallons in the first six months of the prior year. Lower volumes in our fuel oil and refined fuels segment were attributable to the impact of ongoing customer conservation driven by adverse economic conditions and continued high energy prices, combined with our decision to exit certain lower margin diesel and gasoline businesses. Our decision to exit the majority of our low sulfur diesel and gasoline businesses resulted in a reduction in volumes in the fuel oil and refined fuels segment of approximately 2.2 million gallons, or 15.8% of the total volume decline in the first six months of fiscal 2009 compared to the first six months of the prior year. Average selling prices in our fuel oil and refined fuels segment in the first six months of fiscal 2009 decreased 17.8% compared to the first six months of the prior year due to lower product costs, thereby having a negative impact on revenues.
Revenues in our natural gas and electricity segment decreased $7.8 million, or 12.6%, to $54.4 million for the six months ended March 28, 2009 compared to $62.2 million for the six months ended March 29, 2008 as a result of lower volumes. Revenues in our services segment decreased 13.0% to $22.3 million for the six months ended March 28, 2009 from $25.6 million for the six months ended March 29, 2008 primarily due to reduced installation activities as a result of the market decline in residential and commercial construction and other adverse economic conditions.
Cost of Products Sold

	Six Months Ended
	March 28,	March 29,		Percent
(Dollars in thousands)	2009	2008	Decrease	Decrease
Cost of products sold
Propane	$259,086	$440,133	$(181,047)	(41.1%)
Fuel oil and refined fuels	75,517	158,676	(83,159)	(52.4%)
Natural gas and electricity	41,848	51,491	(9,643)	(18.7%)
Services	5,374	7,177	(1,803)	(25.1%)
All other	664	995	(331)	(33.3%)

Total cost of products sold	$382,489	$658,472	$(275,983)	(41.9%)

As a percent of total revenues	47.3%	65.1%
Cost of products sold decreased $276.0 million, or 41.9%, to $382.5 million for the six months ended March 28, 2009 compared to $658.5 million for the six months ended March 29, 2008 due to the impact of the decline in product costs, lower volumes sold and the favorable impact of mark-to-market adjustments from our risk management activities. Cost of products sold in the first six months of fiscal 2009 included a $5.3 million unrealized (non-cash) gain representing the net change in the fair value of derivative instruments during the period, compared to a $5.0 million unrealized (non-cash) loss in the first six months of the prior year resulting in a decrease of $10.3 million in cost of products sold for the six months ended March 28, 2009 compared to the six months ended March 29, 2008 ($3.5 million reported within the propane segment and $6.8 million within the fuel oil and refined fuels segment).

Cost of products sold associated with the distribution of propane and related activities of $259.1 million for the six months ended March 28, 2009 decreased $181.0 million, or 41.1%, compared to the six months ended March 29, 2008. Lower average propane costs and lower propane volumes resulted in a decrease of $123.6 million and $40.7 million, respectively, in cost of products sold during the first six months of fiscal 2009 compared to the first six months of the prior year. Realized gains from risk management activities during the first six months of fiscal 2009 resulted in a $10.1 million decrease in cost of products sold compared to the first six months of the prior year. Cost of products sold from wholesale and other propane activities decreased $3.1 million compared to the first six months of the prior year due to lower product costs and volumes.
Cost of products sold associated with our fuel oil and refined fuels segment of $75.5 million for the six months ended March 28, 2009 decreased $83.2 million, or 52.4%, compared to the six months ended March 29, 2008. Lower average fuel oil costs and lower fuel oil volumes resulted in a decrease of $29.5 million and $37.9 million, respectively, in cost of products sold during the first six months of fiscal 2009 compared to the first six months of the prior year. In addition, realized gains from risk management activities during the first six months of fiscal 2009 resulted in a $9.0 million decrease in cost of products sold compared to the first six months of the prior year.
Cost of products sold in our natural gas and electricity segment of $41.8 million for the six months ended March 28, 2009 decreased $9.6 million, or 18.7%, compared to the six months ended March 28, 2009 due to lower volumes and, to a lesser extent, lower product costs. Cost of products sold in our services segment of $5.4 million for the first six months of fiscal 2009 decreased $1.8 million, or 25.1%, compared to the first six months of fiscal 2008 primarily due to lower sales volumes.
For the six months ended March 28, 2009, total cost of products sold represented 47.3% of revenues compared to 65.1% for the six months ended March 28, 2009. This decrease was primarily attributable to the decrease in product costs which outpaced the decline in average selling prices, as well as the positive effect of declining commodity prices on our risk management activities during the first six months of fiscal 2009 compared to the negative effect of rising commodity prices on our risk management activities in the first six months of the prior year.
Operating Expenses

	Six Months Ended
	March 28,	March 29,		Percent
(Dollars in thousands)	2009	2008	Increase	Increase
Operating expenses	$163,911	$159,040	$4,871	3.1%
As a percent of total revenues	20.3%	15.7%
Operating expenses of $163.9 million for the six months ended March 28, 2009 increased $4.9 million, or 3.1%, compared to $159.0 million for the six months ended March 29, 2008 as a result of higher variable compensation associated with higher earnings in the first six months of fiscal 2009 compared to the first six months of the prior year, partially offset by our continued efforts to drive operational efficiencies and reduce costs across all operating segments. Savings were primarily attributable to payroll and benefit related expenses as a result of lower headcount and routing efficiencies that enabled a reduction of our vehicle count, as well as lower fuel costs to operate our fleet.

General and Administrative Expenses

	Six Months Ended
	March 28,	March 29,		Percent
(Dollars in thousands)	2009	2008	Increase	Increase
General and administrative expenses	$32,563	$24,364	$8,199	33.7%
As a percent of total revenues	4.0%	2.4%
General and administrative expenses of $32.6 million for the six months ended March 28, 2009 increased $8.2 million, or 33.7%, compared to $24.4 million during the six months ended March 29, 2008. The increase was primarily attributable to higher variable compensation resulting from higher earnings in the first six months of fiscal 2009 compared to the first six months of the prior year and higher compensation cost recognized under certain long-term incentive plans.
Depreciation and Amortization

	Six Months Ended
	March 28,	March 29,		Percent
(Dollars in thousands)	2009	2008	Decrease	Decrease
Depreciation and amortization	$14,154	$14,166	$(12)	(0.1%)
As a percent of total revenues	1.8%	1.4%
Depreciation and amortization expense of $14.2 million for the six months ended March 28, 2009 was relatively unchanged compared to the six months ended March 29, 2008.
Interest Expense, net

	Six Months Ended
	March 28,	March 29,		Percent
(Dollars in thousands)	2009	2008	Increase	Increase
Interest expense, net	$18,845	$17,806	$1,039	5.8%
As a percent of total revenues	2.3%	1.8%
Net interest expense of $18.8 million for the six months ended March 28, 2009 increased $1.0 million, or 5.8%, compared to $17.8 million for the six months ended March 29, 2008 as a result of lower market interest rates for short-term investments, which contributed to less interest income earned. As has been the case since April 2006, there were no borrowings under our working capital facility as seasonal working capital needs have been funded through cash on hand and cash flow from operations. We ended the first half of fiscal 2009 in a strong cash position with $235.5 million in cash on the condensed consolidated balance sheet.
Discontinued Operations
On October 2, 2007, we completed the sale of our Tirzah, South Carolina underground granite propane storage cavern, and associated 62-mile pipeline, for approximately $53.7 million in cash, after taking into account certain adjustments. As a result of this sale, we reported a $43.7 million gain on disposal of discontinued operations in the first half of fiscal 2008.

Net Income and EBITDA
Net income for the six months ended March 28, 2009 amounted to $195.6 million, or $5.96 per Common Unit, an increase of $15.6 million, or $0.46 per Common Unit, compared to $180.0 million, or $5.50 per Common Unit for the first six months of the prior year. EBITDA amounted to $229.6 million for the six months ended March 28, 2009 compared to $214.0 million for the first six months of the prior year.
The following table sets forth (i) our calculations of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities:

	Six Months Ended
	March 28,	March 29,
(Dollars in thousands)	2009	2008

Net income	$195,554	$179,952
Add:
Provision for income taxes	1,024	2,113
Interest expense, net	18,845	17,806
Depreciation and amortization	14,154	14,166

EBITDA	229,577	214,037
Add (subtract):
Provision for income taxes — current	(564)	(592)
Interest expense, net	(18,845)	(17,806)
Compensation cost recognized under Restricted Unit Plan	1,241	686
Gain on disposal of property, plant and equipment, net	(623)	(1,712)
Gain on disposal of discontinued operations	—	(43,707)
Changes in working capital and other assets and liabilities	(51,834)	(142,519)

Net cash provided by operating activities	$158,952	$8,387

Liquidity and Capital Resources
Analysis of Cash Flows
Operating Activities. Due to the seasonal nature of the propane and fuel oil businesses, cash flows generated from operating activities are typically greater during the winter and spring seasons (our second and third fiscal quarters) as customers pay for products purchased during the heating season. For the six months ended March 28, 2009, net cash provided by operating activities was $159.0 million, representing an increase of $150.6 million compared to net cash provided by operating activities of $8.4 million for the first six months of the prior year. This improvement was primarily attributable to higher earnings from continuing operations, coupled with the decline in propane and fuel oil commodity prices that resulted in a smaller investment in working capital in the first six months of fiscal 2009 compared to the first six months of the prior year. We continued to fund working capital through operating cash flow without the need to access the working capital facility under our Revolving Credit Agreement.
Investing Activities. Net cash used in investing activities of $6.2 million for the six months ended March 28, 2009 consisted of capital expenditures of $8.3 million (including $3.6 million for maintenance expenditures and $4.7 million to support the growth of operations), partially offset by $2.1 million in net proceeds from the sale of property, plant and equipment. Net cash provided by investing activities of $45.3 million for the six months ended March 29, 2008 consisted of the net proceeds from the sale of discontinued operations of $53.7 million and the net proceeds from the sale of property, plant and equipment of $2.7 million, partially offset by capital expenditures of $11.1 million (including $5.1 million for maintenance expenditures and $6.0 million to support the growth of operations).

Financing Activities. Net cash used in financing activities for the six months ended March 28, 2009 of $55.0 million reflects quarterly distributions to Common Unitholders at a rate of $0.81 per Common Unit paid in respect of the first quarter of fiscal 2009 and $0.805 per Common Unit paid in respect of the fourth quarter of fiscal 2008, as well as a prepayment of $2.0 million under our term loan. Net cash used in financing activities for the six months ended March 29, 2008 of $49.5 million reflects quarterly distributions to Common Unitholders at a rate of $0.7625 per Common Unit paid in respect of the first quarter of fiscal 2008 and $0.75 per Common Unit paid in respect of the fourth quarter of fiscal 2007.
Summary of Long-Term Debt Obligations and Revolving Credit Lines
Our long-term borrowings and revolving credit lines consist of $425.0 million in 6.875% senior notes due December 2013 (the “2003 Senior Notes”) and a Revolving Credit Agreement at the Operating Partnership level which provides a five-year $125.0 million term loan due March 31, 2010 (the “Term Loan”) and a separate working capital facility which provides available credit up to $175.0 million. On September 26, 2008 and November 10, 2008 we made a prepayment of $15.0 million and $2.0 million, respectively, on the Term Loan thereby reducing the amount outstanding to $108.0 million. There were no outstanding borrowings under the working capital facility as of March 28, 2009 and there have been no borrowings under our working capital facility since April 2006. We have standby letters of credit issued under the working capital facility of the Revolving Credit Agreement in the aggregate amount of $57.1 million primarily in support of retention levels under our self-insurance programs, which expire periodically through April 15, 2010. Therefore, as of March 28, 2009 we had available borrowing capacity of $117.9 million under the working capital facility of the Revolving Credit Agreement.
The 2003 Senior Notes mature on December 15, 2013 and require semi-annual interest payments. We are permitted to redeem some or all of the 2003 Senior Notes any time on or after December 15, 2008 at redemption prices specified in the indenture governing the 2003 Senior Notes. In addition, the 2003 Senior Notes have a change of control provision that would require us to offer to repurchase the notes at 101% of the principal amount repurchased, if the holders of the notes elected to exercise the right of repurchase. Borrowings under the Revolving Credit Agreement, including the Term Loan, bear interest at a rate based upon LIBOR or the Base Rate, as defined, plus an applicable margin. An annual facility fee ranging from 0.375% to 0.50%, based upon certain financial tests, is payable quarterly whether or not borrowings occur.
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
Under the Revolving Credit Agreement, our Operating Partnership must maintain a leverage ratio (the ratio of total debt to EBITDA) of less than 4.0 to 1 and an interest coverage ratio (the ratio of EBITDA to interest expense) of greater than 2.5 to 1 at the Partnership level. Under the 2003 Senior Note indenture, the Partnership is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. Under the Revolving Credit Agreement, as long as no default exists or would result, the Operating Partnership is permitted to make cash distributions not more frequently than quarterly in an amount not to exceed available cash, as defined, for the immediately preceding fiscal quarter. The Revolving Credit Agreement and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to our Operating Partnership and us, respectively. These covenants include (i) restrictions on the incurrence of additional indebtedness and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. We were in compliance with all covenants and terms of all of our debt agreements as of March 28, 2009 and September 27, 2008.

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
Our Revolving Credit Agreement is supported by a diverse group of thirteen financial institutions. Management believes that we maintain strong relationships with the financial institutions within our current bank group and, to the extent necessary, will have sufficient access to the unused portion of the working capital facility. Our Revolving Credit Agreement matures in March 2010 and we have recently begun the process of renewing the agreement.
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
On April 23, 2009, we announced a quarterly distribution of $0.815 per Common Unit, or $3.26 on an annualized basis, in respect of the second quarter of fiscal 2009 payable on May 12, 2009 to holders of record on May 5, 2009. The annualized distribution represents an increase of $0.02 per Common Unit from the previous distribution rate, representing the twenty-first increase since our recapitalization in 1999 and a growth rate of 5.2% in the quarterly distribution rate compared to the second quarter of fiscal 2008.
Other Commitments
We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. At March 28, 2009, the fair value of the plan assets approximated the accumulated benefit obligation of the plan. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000. At March 28, 2009, we had a liability for accrued retiree health and life benefits of $18.8 million.
We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At March 28, 2009, we had accrued insurance liabilities of $49.4 million, and an insurance recovery asset of $16.1 million related to the amount of the liability expected to be covered by insurance carriers.
Off-Balance Sheet Arrangements
Guarantees
We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2016. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $18.0 million as of March 28, 2009. The fair value of residual value guarantees for outstanding operating leases was de minimis as of March 28, 2009 and September 27, 2008.

Recently Issued Accounting Standards
In December 2008, the FASB issued an FSP on Statement 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”), which amends SFAS No. 132(R) to require more detailed disclosures about employers’ pension plan assets. These new disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009, which will be our 2010 fiscal year ending September 25, 2010. Since FSP 132(R)-1 only addresses disclosure requirements, the adoption of FSP 132(R)-1 will have no impact on our consolidated financial position, results of operations and cash flows.
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
Interest Rate Risk
A portion of our borrowings bear interest at a variable rate based upon either LIBOR or Wachovia National Bank’s prime rate, plus an applicable margin depending on the level of our total leverage. Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. On March 31, 2005, we entered into a $125.0 million interest rate swap contract in conjunction with the Term Loan facility under the Revolving Credit Agreement. On September 26, 2008 and November 10, 2008, we amended the interest rate swap contract to reduce the notional amount by $15.0 million and $2.0 million, respectively, representing the amount of the Term Loan prepaid on those dates. The interest rate swap is being accounted for under SFAS 133 and has been designated as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized in other comprehensive income until the hedged item is recognized in earnings. At March 28, 2009, the fair value of the interest rate swap was $3.8 million representing an unrealized loss and is included within other liabilities with a corresponding debit in other comprehensive income (“OCI”).
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
At March 28, 2009, the fair value of derivative instruments described above resulted in current derivative assets (unrealized gains) of $11.9 million included within other current assets and $4.0 million of derivative liabilities (unrealized losses) included within other current liabilities. Cost of products sold included unrealized (non-cash) losses (gains) of $9.7 million and ($5.3) million for the three and six months ended March 28, 2009, respectively and unrealized (non-cash) losses of $2.3 million and $5.0 million for the three and six months ended March 29, 2008, attributable to the change in fair value of derivative instruments not designated as cash flow hedges.

Sensitivity Analysis
In an effort to estimate our exposure to unfavorable market price changes in commodities related to our open positions under derivative instruments, we developed a model that incorporates the following data and assumptions:
A.	The fair value of open positions as of March 28, 2009 for each of the future periods.
B.	The estimated forward market prices as of March 28, 2009 as derived from the NYMEX for traded commodities for each of the future periods.
C.
The market prices determined in B. above were adjusted adversely by a hypothetical 10% change in the forward prices and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, a hypothetical 10% adverse change in market prices for which a futures, forward and/or option contract exists indicates a net reduction in potential future gains in future earnings of $3.0 million as of March 28, 2009. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 27, 2008. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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
The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of March 28, 2009. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of March 28, 2009, such disclosure controls and procedures were effective to provide the reasonable assurance described above.
(b) There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 28, 2009 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II
ITEM 6. EXHIBITS
(a) Exhibits

10.1	Amended and Restated Employment Agreement dated as of February 25, 2009 between the Operating Partnership and Mr. Alexander.

10.2	Amended and Restated Employment Agreement dated as of January 20, 2009 between the Operating Partnership and Mr. Dunn.

31.1	Certification of the Chief Executive Officer Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Chief Accounting Officer Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUBURBAN PROPANE PARTNERS, L.P.

Date: May 7, 2009	By:	/s/ MICHAEL A. STIVALA Michael A. Stivala
Chief Financial Officer and Chief Accounting Officer

Date: May 7, 2009	By:	/s/ MICHAEL A. KUGLIN Michael A. Kuglin
Controller

EXHIBIT INDEX

10.1	Amended and Restated Employment Agreement dated as of February 25, 2009 between the Operating Partnership and Mr. Alexander.

10.2	Amended and Restated Employment Agreement dated as of January 20, 2009 between the Operating Partnership and Mr. Dunn.

31.1	Certification of the Chief Executive Officer Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Chief Accounting Officer Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.