Form 10-Q
period 2009-06-27
SUBURBAN PROPANE PARTNERS LP
filed 2009-08-06
CIK 1005210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 27, 2009

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
INDEX TO FORM 10-Q

Page
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheets as of June 27, 2009 and September 27, 2008	1

Condensed Consolidated Statements of Operations for the three months ended June 27, 2009 and June 28, 2008	2

Condensed Consolidated Statements of Operations for the nine months ended June 27, 2009 and June 28, 2008	3

Condensed Consolidated Statements of Cash Flows for the nine months ended June 27, 2009 and June 28, 2008	4

Condensed Consolidated Statement of Partners’ Capital for the nine months ended June 27, 2009	5

Notes to Condensed Consolidated Financial Statements	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	36

ITEM 4. CONTROLS AND PROCEDURES	39

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS	40

ITEM 6. EXHIBITS	41

SIGNATURES	42

Exhibit 3.2
Exhibit 3.3
Exhibit 10.1
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

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 27,	September 27,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$256,099	$137,698
Accounts receivable, less allowance for doubtful accounts of $5,891 and $6,578, respectively	60,948	94,933
Inventories	57,734	79,822
Other current assets	25,705	47,098

Total current assets	400,486	359,551
Property, plant and equipment, net	358,247	367,808
Goodwill	274,902	276,282
Other intangible assets, net	14,353	16,018
Other assets	27,317	16,054

Total assets	$1,075,305	$1,035,713

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$31,547	$58,079
Accrued employment and benefit costs	36,556	27,053
Accrued insurance	10,530	41,120
Customer deposits and advances	48,359	71,206
Accrued interest	2,465	11,030
Other current liabilities	17,069	15,127

Total current liabilities	146,526	223,615
Long-term borrowings	523,947	531,772
Postretirement benefits obligation	16,868	17,153
Accrued insurance	42,214	31,913
Other liabilities	12,685	11,184

Total liabilities	742,240	815,637

Commitments and contingencies

Partners’ capital:
Common Unitholders (32,797 and 32,725 units issued and outstanding at June 27, 2009 and September 27, 2008, respectively)	374,552	264,231
Accumulated other comprehensive loss	(41,487)	(44,155)

Total partners’ capital	333,065	220,076

Total liabilities and partners’ capital	$1,075,305	$1,035,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended
	June 27,	June 28,
	2009	2008
Revenues
Propane	$139,571	$216,999
Fuel oil and refined fuels	23,091	55,262
Natural gas and electricity	12,147	22,507
Services	8,321	9,184
All other	1,242	1,524

	184,372	305,476

Costs and expenses
Cost of products sold	87,463	212,974
Operating	72,295	76,455
General and administrative	13,108	13,268
Depreciation and amortization	7,713	7,159

	180,579	309,856

Income (loss) before interest expense and provision for (benefit from) income taxes	3,793	(4,380)
Interest expense, net	10,068	9,524

Loss before provision for (benefit from) taxes	(6,275)	(13,904)
Provision for (benefit from) income taxes	1,160	(157)

Net loss	$(7,435)	$(13,747)

Loss per Common Unit — basic	$(0.23)	$(0.42)

Weighted average number of Common Units outstanding — basic	32,859	32,725

Loss per Common Unit — diluted	$(0.23)	$(0.42)

Weighted average number of Common Units outstanding — diluted	32,859	32,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Nine Months Ended
	June 27,	June 28,
	2009	2008
Revenues
Propane	$750,392	$946,700
Fuel oil and refined fuels	142,420	247,609
Natural gas and electricity	66,521	84,693
Services	30,574	34,752
All other	3,005	3,928

	992,912	1,317,682

Costs and expenses
Cost of products sold	469,952	871,446
Operating	236,206	235,495
General and administrative	45,671	37,632
Depreciation and amortization	21,867	21,325

	773,696	1,165,898

Income before interest expense and provision for income taxes	219,216	151,784
Interest expense, net	28,913	27,330

Income before provision for taxes	190,303	124,454
Provision for income taxes	2,184	1,956

Income from continuing operations	188,119	122,498
Discontinued operations:
Gain on sale of discontinued operations	—	43,707

Net income	$188,119	$166,205

Income per Common Unit — basic
Income from continuing operations	$5.73	$3.74
Discontinued operations	—	1.34

Net income	$5.73	$5.08

Weighted average number of Common Units outstanding — basic	32,849	32,719

Income per Common Unit — diluted
Income from continuing operations	$5.70	$3.72
Discontinued operations	—	1.33

Net income	$5.70	$5.05

Weighted average number of Common Units outstanding — diluted	33,026	32,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	June 27,	June 28,
	2009	2008
Cash flows from operating activities:
Net income	$188,119	$166,205
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	21,867	21,325
Amortization of debt origination costs	1,410	996
Compensation cost recognized under Restricted Unit Plan	1,885	1,503
Amortization of discount on long-term borrowings	175	175
Gain on disposal of discontinued operations	—	(43,707)
Gain on disposal of property, plant and equipment, net	(770)	(1,821)
Deferred tax provision	1,380	1,277
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	33,985	(28,375)
Decrease in inventories	22,088	2,541
Decrease in other current assets	21,393	3,656
(Decrease) in accounts payable	(26,532)	(7,469)
Increase (decrease) in accrued employment and benefit costs	9,503	(13,921)
(Decrease) in accrued insurance	(20,289)	(7,844)
(Decrease) in customer deposits and advances	(22,847)	(34,477)
(Decrease) in accrued interest	(8,565)	(5,124)
Increase in other current liabilities	3,942	2,077
(Increase) decrease in other noncurrent assets	(4,092)	2,048
Increase (decrease) in other noncurrent liabilities	846	(2,077)

Net cash provided by operating activities	223,498	56,988

Cash flows from investing activities:
Capital expenditures	(13,836)	(17,301)
Proceeds from sale of property, plant and equipment	3,965	3,489
Proceeds from sale of discontinued operations	—	53,715

Net cash (used in) provided by investing activities	(9,871)	39,903

Cash flows from financing activities:
Repayments of short-term borrowings	(110,000)	—
Proceeds from long-term borrowings	100,000	—
Issuance costs associated with long-term borrowings	(5,543)	—
Partnership distributions	(79,683)	(74,854)

Net cash (used in) financing activities	(95,226)	(74,854)

Net increase in cash and cash equivalents	118,401	22,037
Cash and cash equivalents at beginning of period	137,698	96,586

Cash and cash equivalents at end of period	$256,099	$118,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’	Comprehensive
	Common Units	Unitholders	(Loss)	Capital	Income

Balance at September 27, 2008	32,725	$264,231	$(44,155)	$220,076
Net income		188,119		188,119	$188,119
Other comprehensive income:
Net unrealized gains on cash flow hedges			231	231	231
Amortization of net actuarial losses and prior service credits into earnings			2,437	2,437	2,437

Comprehensive income					$190,787

Partnership distributions		(79,683)		(79,683)
Common Units issued under Restricted Unit Plan	72
Compensation cost recognized under Restricted Unit Plan, net of forfeitures		1,885		1,885

Balance at June 27, 2009	32,797	$374,552	$(41,487)	$333,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)
1. Partnership Organization
Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 32,797,020 Common Units outstanding at June 27, 2009. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), adopted on October 19, 2006 following approval by Common Unitholders at the Partnership’s Tri-Annual Meeting and as thereafter amended by the Board of Supervisors on July 31, 2007, pursuant to the authority granted to the Board in the Partnership Agreement. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.
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
Revenue Recognition. Sales of propane, fuel oil and refined fuels are recognized at the time product is delivered to the customer. Revenue from the sale of appliances and equipment is recognized at the time of sale or when installation is complete, as applicable. Revenue from repairs, maintenance and other service activities is recognized upon completion of the service. Revenue from service contracts is recognized ratably over the service period. Revenue from the natural gas and electricity business is recognized based on customer usage as determined by meter readings, as adjusted for amounts delivered but unbilled at the end of each accounting period. Revenue from annually billed tank fees is deferred at the time of billing and recognized on a straight-line basis over one year.
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
•
Level 2: Quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

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

3. Financial Instruments
Cash and Cash Equivalents. The fair value of cash and cash equivalents is not materially different from their carrying amounts because of the short-term nature of these instruments.
Derivative Instruments and Hedging Activities. On December 28, 2008, the Partnership adopted SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s objectives for using derivative instruments and related hedged items, how those derivative instruments are accounted for under SFAS 133 (defined below) and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.
Commodity Price Risk. Given the retail nature of its operations, the Partnership maintains a certain level of priced physical inventory to ensure its field operations have adequate supply commensurate with the time of year. The Partnership’s strategy is to keep its physical inventory priced relatively close to market for its field operations. The Partnership enters into a combination of exchange-traded futures and option contracts and, in certain instances, over-the-counter forward and option contracts (collectively, “derivative instruments”) to hedge price risk associated with propane and fuel oil physical inventories, as well as future purchases of propane or fuel oil used in its operations and to ensure adequate supply during periods of high demand. Under this risk management strategy, realized gains or losses on derivative instruments will typically offset losses or gains on the physical inventory once the product is sold. All of the Partnership’s derivative instruments are reported on the condensed consolidated balance sheet at their fair values pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). In addition, in the course of normal operations, the Partnership routinely enters into contracts such as forward priced physical contracts for the purchase or sale of propane and fuel oil that, under SFAS 133, qualify for and are designated as normal purchase or normal sale contracts. Such contracts are exempted from the fair value accounting requirements of SFAS 133 and are accounted for at the time product is purchased or sold under the related contract. The Partnership does not use derivative instruments for speculative trading purposes. Market risks associated with futures, options and forward contracts are monitored daily for compliance with the Partnership’s Hedging and Risk Management Policy which includes volume limits for open positions. Priced on-hand inventory is also reviewed and managed daily as to exposures to changing market prices.
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

Interest Rate Risk. A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”)). Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. The Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. The interest rate swap is being accounted for under SFAS 133 and the Partnership has designated it as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized in OCI until the hedged item is recognized in earnings.
The following summarizes the Partnership’s open derivative instruments as of June 27, 2009:

Transaction Type	(gallons in thousands)
Options	5,056
Futures	17,220
The following summarizes the gross fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheet as of June 27, 2009:

	Asset Derivatives		Liability Derivatives
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Interest rate swap			Other liabilities	$2,969

				$2,969

Derivatives not designated as hedging instruments under SFAS 133:
Options	Other current assets	$6,216	Other current liabilities	$3,507
	Other assets	504	Other liabilities	328

Futures	Other current assets	350	Other current liabilities	1,503

		$7,070		$5,338

The effect of the Partnership’s derivative instruments on the condensed consolidated statement of operations for the three and nine months ended June 27, 2009 and June 28, 2008 are as follows:

	Three months ended June 27, 2009			Three months ended June 28, 2008
Derivatives in		Gains (Losses) Reclassified			Gains (Losses) Reclassified
SFAS 133 Cash	Amount of Gains	from Accumulated OCI into		Amount of Gains	from Accumulated OCI into
Flow Hedging	(Losses) Recognized	Income (Effective Portion)		(Losses) Recognized	Income (Effective Portion)
Relationships	in OCI (Effective Portion)	Location	Amount	in OCI (Effective Portion)	Location	Amount
Interest rate swap	$816	Interest expense	$—	$2,650	Interest expense	$—

	$816		$—	$2,650		$—

Derivatives Not		Amount of		Amount of
Designated as		Unrealized		Unrealized
Hedging	Location of Gains	Gains (Losses)	Location of Gains	Gains (Losses)
Instruments under	(Losses) Recognized	Recognized in	(Losses) Recognized in	Recognized in
SFAS 133	in Income	Income	Income	Income

Options	Cost of goods sold	$(1,220)	Cost of goods sold	$(737)
Futures	Cost of goods sold	(4,928)	Cost of goods sold	5,432

		$(6,148)		$4,695

	Nine months ended June 27, 2009			Nine months ended June 28, 2008
Derivatives in		Gains (Losses) Reclassified			Gains (Losses) Reclassified
SFAS 133 Cash	Amount of Gains	from Accumulated OCI into		Amount of Gains	from Accumulated OCI into
Flow Hedging	(Losses) Recognized	Income (Effective Portion)		(Losses) Recognized	Income (Effective Portion)
Relationships	in OCI (Effective Portion)	Location	Amount	in OCI (Effective Portion)	Location	Amount

Interest rate swap	$231	Interest expense	$—	$(2,473)	Interest expense	$—

	$231		$—	$(2,473)		$—

Derivatives Not		Amount of		Amount of
Designated as		Unrealized		Unrealized
Hedging	Location of Gains	Gains (Losses)	Location of Gains	Gains (Losses)
Instruments under	(Losses) Recognized	Recognized in	(Losses) Recognized	Recognized in
SFAS 133	in Income	Income	in Income	Income

Options	Cost of goods sold	$327	Cost of goods sold	$(69)
Futures	Cost of goods sold	(1,159)	Cost of goods sold	(254)

		$(832)		$(323)

Bank Debt and Senior Notes. The fair value of the Revolving Credit Facility (defined below) approximates the carrying value since the interest rates are periodically adjusted to reflect market conditions. Based upon quoted market prices, the fair value of the Partnership’s 6.875% Senior Notes was $392,063 as of June 27, 2009.
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

5. Inventories
Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	June 27,	September 27,
	2009	2008

Propane, fuel oil and refined fuels	$54,552	$76,036
Natural gas	—	283
Appliances and related parts	3,182	3,503

	$57,734	$79,822

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
During the nine months ended June 27, 2009 and June 28, 2008, the Partnership reversed $1,380 and $1,277, respectively, of the deferred tax asset valuation allowance, which was established through purchase accounting for the Agway Acquisition, as a reduction of goodwill. These adjustments resulted from the utilization of a portion of the net operating losses established in purchase accounting for the Agway Acquisition.
Other intangible assets consist of the following:

	As of
	June 27,	September 27,
	2009	2008

Customer lists	$22,316	$22,316
Tradenames	1,499	1,499
Other	2,117	2,117

	$25,932	$25,932

Less: accumulated amortization
Customer lists	$(10,105)	$(8,632)
Tradenames	(825)	(712)
Other	(649)	(570)

	(11,579)	(9,914)

	$14,353	$16,018

Aggregate amortization expense related to other intangible assets for the three and nine months ended June 27, 2009 was $555 and $1,665, respectively, and $555 and $1,669 for the three and nine months ended June 28, 2008, respectively.
Aggregate amortization expense related to other intangible assets for the remainder of fiscal 2009 and for each of the five succeeding fiscal years as of June 27, 2009 is as follows: 2009 — $555; 2010 — $2,205; 2011 — $2,205; 2012 — $1,730; 2013 — $1,572 and 2014 — $1,237.
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
In computing diluted income per Common Unit, weighted average units outstanding used to compute basic income per Common Unit were increased by 177,176 and 222,104 units for the nine months ended June 27, 2009, and June 28, 2008, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method. Diluted loss per unit for the three months ended June 27, 2009 and June 28, 2008 does not include unvested Restricted Units as their effect would be anti-dilutive.
8. Long-Term Borrowings
Long-term borrowings consist of the following:

	As of
	June 27,	September 27,
	2009	2008
Senior Notes, 6.875%, due December 15, 2013, net of unamortized discount of $1,053 and $1,228, respectively	$423,947	$423,772
Term Loan, 6.29% to 7.16%, redeemed June 26, 2009	—	110,000
Revolving Credit Facility, due June 25, 2013	100,000	—

	523,947	533,772
Less: current portion of Term Loan	—	2,000

	$523,947	$531,772

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

On June 26, 2009, the Operating Partnership executed a Credit Agreement (the “Credit Agreement”) to provide a four-year $250,000 revolving credit facility (the “Revolving Credit Facility”). The Credit Agreement replaces the Operating Partnership’s previous credit facility, which provided for a $108,000 term loan (the “Term Loan”) and a separate $175,000 working capital facility both of which, as amended, were scheduled to mature in March 2010. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions until maturity on June 25, 2013. The Operating Partnership has the right to prepay loans under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. At closing, the Operating Partnership borrowed $100,000 under the Revolving Credit Facility and, along with cash on hand, repaid the $108,000 then outstanding under the Term Loan and terminated the previous credit facility.
Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of June 27, 2009, the interest rate for the Revolving Credit Facility was approximately 4.1% and will be reset at the end of each calendar quarter.
The Partnership acts as a guarantor with respect to the obligations of the Operating Partnership under the Credit Agreement pursuant to the terms and conditions set forth therein. The obligations under the Credit Agreement are secured by liens on substantially all of the personal property of the Partnership, the Operating Partnership and their subsidiaries, as well as mortgages on certain significant properties.
In connection with the Revolving Credit Facility, the Operating Partnership amended its existing interest rate swap agreement, which has a termination date of March 31, 2010, to reduce the notional amount to $100,000 from $108,000. The Operating Partnership will pay a fixed interest rate of 4.66% to the issuing lender on the notional principal amount outstanding, effectively fixing the LIBOR portion of the interest rate at 4.66%. In return, the issuing lender will pay to the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount.
The Revolving Credit Facility and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Revolving Credit Facility contains certain financial covenants (a) requiring the consolidated interest coverage ratio, as defined, of the Partnership to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined, of the Partnership from being greater than 4.5 to 1.0 as of the end of any fiscal quarter; and (c) prohibiting the senior secured consolidated leverage ratio, as defined, of the Operating Partnership from being greater than 3.0 to 1.0 as of the end of any fiscal quarter. Under the 2003 Senior Note indenture, the Partnership is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the 2003 Senior Notes and the Revolving Credit Facility as of June 27, 2009.
Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, long-term borrowings are capitalized and amortized on a straight-line basis over the term of the respective debt agreements. Other assets at June 27, 2009 and September 27, 2008 include debt origination costs with a net carrying amount of $9,035 and $4,902, respectively. Aggregate amortization expense related to deferred debt origination costs included within interest expense for the three months ended June 27, 2009 and June 28, 2008 was $746 and $332, respectively, and $1,410 and $996 for the nine months ended June 27, 2009 and June 28, 2008, respectively. Unamortized debt origination costs of $414 associated with the previous credit facility were written-off in the third quarter of fiscal 2009.
The aggregate amounts of long-term debt maturities subsequent to June 27, 2009 are as follows: fiscal 2009 through fiscal 2012 — $0 and 2013 — $525,000.

Under the previous credit facility, proceeds from the sale, transfer or other disposition of any asset of the Operating Partnership, other than the sale of inventory in the ordinary course of business, in excess of $15,000 must be used to acquire productive assets within twelve months of receipt of the proceeds. Any proceeds not used within twelve months of receipt to acquire productive assets were required to be used to prepay the outstanding principal of the Term Loan. On September 26, 2008 and November 10, 2008, the Operating Partnership prepaid $15,000 and $2,000, respectively, on the Term Loan with the net proceeds from the sale of the Tirzah storage facility that were not used to acquire productive assets within twelve months of receipt.
9. Distributions of Available Cash
The Partnership makes distributions to its limited partners no later than 45 days after the end of each fiscal quarter of the Partnership in an aggregate amount equal to its Available Cash for such quarter. Available Cash, as defined in the Partnership Agreement, generally means all cash on hand at the end of the respective fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. These reserves are retained for the proper conduct of the Partnership’s business, the payment of debt principal and interest and for distributions during the next four quarters.
On July 22, 2009, the Board of Supervisors declared a quarterly distribution of $0.825 per Common Unit, or $3.30 per Common Unit on an annualized basis, in respect of the third quarter of fiscal 2009, payable on August 11, 2009 to holders of record on August 4, 2009. The annualized distribution represents an increase of $0.04 per Common Unit from the previous distribution rate, and a growth rate of 3.1% compared to the third quarter of fiscal 2008.
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

During the nine months ended June 27, 2009, the Partnership awarded 68,799 Restricted Units under the 2000 Restricted Unit Plan at an aggregate grant date fair value of $1,245. The following is a summary of activity in the 2000 Restricted Unit Plan:

		Weighted
		Average Grant
		Date Fair Value
	Units	Per Unit
Outstanding September 27, 2008	446,515	$30.57
Awarded	68,799	18.09
Forfeited	(16,046)	35.40
Issued	(71,637)	27.81

Outstanding June 27, 2009	427,631	$28.85

As of June 27, 2009, $5,398 of compensation cost related to unvested Restricted Units awarded under the 2000 Restricted Unit Plan remains to be recognized in future periods. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1.7 years. Compensation expense recognized under the 2000 Restricted Unit Plan, net of forfeitures, for the three and nine months ended June 27, 2009 was $644 and $1,885, respectively, and $817 and $1,503 for the three and nine months ended June 28, 2008, respectively.
Long-Term Incentive Plan. The Partnership has a non-qualified, unfunded long-term incentive plan for officers and key employees (“LTIP-2”) which provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period. The level of compensation earned under LTIP-2 is based on the market performance of the Partnership’s Common Units on the basis of total return to Unitholders (“TRU”) compared to the TRU of a predetermined peer group consisting solely of other master limited partnerships, approved by the Compensation Committee of the Board of Supervisors, over the same three-year performance period. As a result of the quarterly remeasurement of the liability for awards under LTIP-2, compensation expense for the three and nine months ended June 27, 2009 was $1,639 and $3,591, respectively, and $1,217 and $1,635 for the three and nine months ended June 28, 2008, respectively. As of June 27, 2009 and September 27, 2008, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $6,746 and $5,921, respectively, related to estimated future payments under LTIP-2.
11. Commitments and Contingencies
Self-Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of June 27, 2009 and September 27, 2008, the Partnership had accrued insurance liabilities of $52,744 and $73,033, respectively, representing the total estimated losses under these self-insurance programs. The Partnership is also involved in various legal actions that have arisen in the normal course of business, including those relating to commercial transactions and product liability. Management believes, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership’s financial position or future results of operations, after considering its self-insurance reserves for known and unasserted claims, as well as existing insurance policies in force. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $16,139 and $38,825 as of June 27, 2009 and September 27, 2008, respectively.
During the first quarter of fiscal 2009, the Partnership settled a claim involving alleged product liability for approximately $30,000. The settlement was covered by insurance above the level of the Partnership’s deductible. As a result of this settlement, in which the Partnership denied any liability, the Partnership increased the portion of its estimated self-insurance liability that exceeded the insurance deductible and established a corresponding asset of $30,000 as of September 27, 2008 to accrue for the settlement and subsequent reimbursement from the Partnership’s third party insurance carrier. During fiscal 2009, the Partnership fully paid the $30,000 to the claimants in this matter and was reimbursed for the same amount from the Partnership’s third party insurance carrier.

12. Guarantees
The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2016. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was approximately $18,339 as of June 27, 2009. The fair value of residual value guarantees for outstanding operating leases was de minimis as of June 27, 2009 and September 27, 2008.
13. Pension Plans and Other Postretirement Benefits
The following table provides the components of net periodic benefit costs for the three and nine months ended June 27, 2009 and June 28, 2008:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Service Cost	$—	$—	$—	$—
Interest cost	2,372	2,187	7,116	6,562
Expected return on plan assets	(2,301)	(2,270)	(6,904)	(6,811)
Amortization of prior service costs	—	—	—	—
Recognized net actuarial loss	1,012	844	3,037	2,531

Net periodic benefit cost	$1,083	$761	$3,249	$2,282

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Service Cost	$1	$2	$3	$6
Interest cost	345	350	1,036	1,049
Expected return on plan assets	—	—	—	—
Amortization of prior service costs	(122)	(122)	(367)	(367)
Recognized net actuarial loss	(78)	—	(233)	—

Net periodic benefit cost	$146	$230	$439	$688

There are no projected minimum employer contribution requirements under Internal Revenue Service Regulations for fiscal 2009 under our defined benefit pension plan. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2009 is $1,923, of which $1,324 has been contributed during the nine months ended June 27, 2009.

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
The Partnership’s fuel oil and refined fuels, natural gas and electricity, and service businesses are structured collectively as a corporate entity and, as such, are subject to corporate level federal and state income taxes. However, because the Corporate Entity has experienced operating losses in recent years, a full valuation allowance has been provided against the deferred tax assets. The conclusion that a full valuation allowance is necessary was based upon an analysis of all available evidence, both negative and positive at the balance sheet date, which, taken as a whole, indicates that it is more likely than not that sufficient future taxable income will not be available to utilize the Partnership’s deferred tax assets. Management’s periodic reviews include, among other things, the nature and amount of the taxable income and expense items, the expected timing when assets will be used or liabilities will be required to be reported and the reliability of historical profitability of businesses expected to provide future earnings. Furthermore, management considered tax-planning strategies it could use to increase the likelihood that the deferred tax assets will be realized.
As a result of the profitability of the Corporate Entity during the first nine months of fiscal 2009 and fiscal 2008, it reported taxable income which enabled utilization of net operating losses to offset the current cash tax liability. Utilization of these net operating losses resulted in a $1,380 and $1,277 deferred tax provision during the first nine months of fiscal 2009 and fiscal 2008, respectively, and a corresponding reversal of a portion of the valuation allowance established in purchase accounting for the Agway Acquisition, which reduced goodwill.
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
The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Revenues:
Propane	$139,571	$216,999	$750,392	$946,700
Fuel oil and refined fuels	23,091	55,262	142,420	247,609
Natural gas and electricity	12,147	22,507	66,521	84,693
Services	8,321	9,184	30,574	34,752
All other	1,242	1,524	3,005	3,928

Total revenues	$184,372	$305,476	$992,912	$1,317,682

Income (loss) before interest expense and income taxes:
Propane	$28,090	$26,148	$255,251	$198,634
Fuel oil and refined fuels	(4,781)	(9,644)	19,078	1,161
Natural gas and electricity	2,530	1,108	11,552	8,546
Services	(3,636)	(4,546)	(9,521)	(10,901)
All other	(517)	20	(1,384)	(403)
Corporate	(17,893)	(17,466)	(55,760)	(45,253)

Total income (loss) before interest expense and income taxes	3,793	(4,380)	219,216	151,784

Reconciliation to (loss) income from continuing operations:
Interest expense, net	10,068	9,524	28,913	27,330
Provision for (benefit from) income taxes	1,160	(157)	2,184	1,956

(Loss) income from continuing operations	$(7,435)	$(13,747)	$188,119	$122,498

Depreciation and amortization:
Propane	$4,072	$3,910	$11,704	$11,692
Fuel oil and refined fuels	1,485	839	3,125	2,548
Natural gas and electricity	252	252	756	756
Services	71	78	223	233
All other	75	16	108	63
Corporate	1,758	2,064	5,951	6,033

Total depreciation and amortization	$7,713	$7,159	$21,867	$21,325

	As of
	June 27,	September 27,
	2009	2008
Assets:
Propane	$682,337	$746,281
Fuel oil and refined fuels	81,566	70,548
Natural gas and electricity	17,766	23,658
Services	2,254	2,841
All other	965	1,234
Corporate	378,398	279,132
Eliminations	(87,981)	(87,981)

Total assets	$1,075,305	$1,035,713

16. Recently Issued Accounting Pronouncements
In December 2008, the FASB issued an FSP on Statement 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”), which amends SFAS No. 132(R) to require more detailed disclosures about employers’ pension plan assets. These new disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009, which will be the Partnership’s 2010 fiscal year ending September 25, 2010. Since FSP 132(R)-1 only addresses disclosure requirements, its adoption is not expected to have an impact on the Partnership’s consolidated financial position, results of operations and cash flows.
In December 2007, the FASB issued a revised SFAS No. 141 “Business Combinations” (“SFAS 141R”), which, among other things, requires an entity to recognize acquired assets, liabilities assumed and any noncontrolling interest at their respective fair values as of the acquisition date, clarifies how goodwill involved in a business combination is to be recognized and measured, as well as requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for business combinations entered into in fiscal years beginning on or after December 15, 2008, which will be the Partnership’s 2010 fiscal year beginning September 27, 2009, with early adoption prohibited.
17. Subsequent Events
Effective for the period ended June 27, 2009 the Partnership adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”), requiring entities to disclose its assessment of events occurring after the balance sheet date but before financial statements are issued (or available to be issued) that may or may not have an impact on the reported period’s financial statements.
On July 22, 2009, the Partnership held its Tri-Annual Meeting of its Limited Partners during which, amongst other things, the Suburban Propane Partners, L.P. 2009 Restricted Unit Plan (the “2009 Restricted Unit Plan”) was adopted. The 2009 Restricted Unit Plan authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership. More specifically, awards of up to an aggregate 1,200,000 Common Units may be granted at the discretion of the Compensation Committee of the Partnership’s Board of Supervisors through July 31, 2019, under terms similar to those described in connection with the 2000 Restricted Unit Plan in Note 10, above. The adoption of the 2009 Restricted Unit Plan did not have an impact on the Partnership’s financial statements as of and for the period ended June 27, 2009.
The Partnership has evaluated events and transactions through August 6, 2009, the date the financial statements were issued and filed with the SEC. No other events have occurred subsequent to June 27, 2009 through August 6, 2009 that would have an impact on the financial statements as of and for the period ended June 27, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and nine months ended June 27, 2009. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 27, 2008.
Executive Overview
The following are factors that regularly affect our operating results and financial condition. In addition, our business is subject to the risks and uncertainties described in Item 1A of this Quarterly Report as well as those included in the Annual Report on Form 10-K for the fiscal year ended September 27, 2008.
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
Hedging and Risk Management Activities
We engage in hedging and risk management activities to reduce the effect of price volatility on our product costs and to ensure the availability of product during periods of short supply. We enter into propane forward and option agreements with third parties, and use fuel oil and crude oil futures and option contracts traded on the New York Mercantile Exchange (“NYMEX”), to purchase and sell fuel oil and crude oil at fixed prices in the future. The majority of the futures, forward and option agreements are used to hedge price risk associated with propane and fuel oil physical inventory, as well as, in certain instances, forecasted purchases of propane or fuel oil. Forward contracts are generally settled physically at the expiration of the contract and futures are generally settled in cash at the expiration of the contract. Although we use derivative instruments to reduce the effect of price volatility associated with priced physical inventory and forecasted transactions, we do not use derivative instruments for speculative trading purposes. Risk management activities are monitored by an internal Commodity Risk Management Committee, made up of five members of management and reporting to our Audit Committee, through enforcement of our Hedging and Risk Management Policy.
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
Results of Operations and Financial Condition
Consistent with the seasonal nature of the propane and fuel oil businesses, we typically experience a net loss in the third quarter. Net loss for the three months ended June 27, 2009 narrowed to $7.4 million, or $0.23 per Common Unit, compared to a net loss of $13.7 million, or $0.42 per Common Unit, in the prior year third quarter. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the third quarter of fiscal 2009 amounted to $11.5 million, compared to $2.8 million in the prior year third quarter. EBITDA for the third quarter of fiscal 2009 included a $6.1 million unrealized (non-cash) loss representing the net change in the fair value of derivative instruments during the period (reported within cost of products sold), compared to a $4.7 million unrealized (non-cash) gain in the prior year third quarter resulting in a $10.8 million decrease in EBITDA in the third quarter of fiscal 2009 compared to the prior year third quarter. Excluding the impact of non-cash adjustments on derivative instruments, Adjusted EBITDA (as defined and reconciled below) was $17.7 million for the third quarter of fiscal 2009, an increase of $19.6 million compared to a loss of $1.9 million in the prior year third quarter.

The improvement in Adjusted EBITDA for the third quarter of fiscal 2009 compared to the prior year third quarter was driven primarily by higher operating margins, expense reductions gained through operating efficiencies and the absence of $14.5 million in realized losses from risk management activities that occurred in the third quarter of fiscal 2008 at the height of last year’s rise in commodity prices. The economic recession continued to negatively affect sales volumes in the propane and refined fuels segments, especially in the commercial and industrial sectors, which account for a greater concentration of sales volumes after the heating season. With the increased level of earnings during the first three quarters of fiscal 2009 compared to the first three quarters of the prior year, coupled with lower working capital requirements from the generally lower commodity price environment, we ended the third quarter of fiscal 2009 with $256.1 million of cash on hand.
Retail propane gallons sold in the third quarter of fiscal 2009 decreased 10.2 million gallons, or 14.3%, to 61.2 million gallons compared to 71.4 million gallons in the prior year third quarter. Sales of fuel oil and other refined fuels decreased 2.9 million gallons, or 23.3%, to 9.7 million gallons during the third quarter of fiscal 2009 compared to 12.6 million gallons in the prior year third quarter. Lower volumes in both segments were primarily attributed to declines in commercial and industrial volumes resulting from the recession and, to a lesser extent, continued customer conservation.
In the commodities market, average posted prices for propane of $0.727 per gallon and for fuel oil of $1.556 per gallon during the third quarter of fiscal 2009 were 57.2% and 56.0%, respectively, lower than the prior year third quarter. The decline in commodity prices contributed to a reduction in our product costs, which resulted in an increase in our retail propane and fuel oil unit margins for the third quarter of fiscal 2009 compared to the prior year third quarter. In addition, as discussed above, the rapidly rising commodity price environment during the third quarter of fiscal 2008 contributed to $14.5 million in realized losses from our risk management activities that were not fully offset by sales of the physical product.
The proactive steps we have taken in prior years to create a more efficient and cost effective operating structure continue to produce cost savings and have contributed to the overall strength of our cash flow and financial position. Combined operating and general and administrative expenses of $85.4 million for the third quarter of fiscal 2009 decreased $4.3 million, or 4.8%, compared to the prior year third quarter primarily due to continued savings in payroll and vehicles expenses, partially offset by higher variable compensation attributable to higher earnings.
From a cash flow perspective, we continue to fund working capital requirements from cash on hand. During the third quarter of fiscal 2009, we generated $64.5 million in cash flow from operations. We ended the third quarter of fiscal 2009 with $256.1 million in cash on hand and are well positioned as we advance into the fourth quarter of the fiscal year. In addition, since the end of the third quarter of the prior year, we have reduced outstanding debt by $25.0 million. On the strength of these earnings and cash flows, our Board of Supervisors declared the twenty-second increase (since our recapitalization in 1999) in our quarterly distribution from $0.815 to $0.825 per Common Unit. The distribution equates to $3.30 per Common Unit annualized, an increase of $0.04 per Common Unit from the previous distribution rate, and a growth rate of 3.1% compared to the third quarter of fiscal 2008.
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

Our anticipated cash requirements for the remainder of fiscal 2009 include: (i) maintenance and growth capital expenditures of approximately $11.2 million; (ii) interest payments of approximately $3.3 million; and (iii) cash distributions of approximately $27.1 million to our Common Unitholders based on the most recently increased quarterly distribution rate of $0.825 per Common Unit. Based on our current estimates of cash flow from operations and our cash position at the end of the third quarter of fiscal 2009, we do not anticipate the need to borrow under our credit facility to meet our working capital requirements for the remainder of fiscal 2009. On June 26, 2009, we successfully completed a new $250.0 million senior secured revolving credit facility (“Revolving Credit Facility”). The new four-year Revolving Credit Facility provides for $250.0 million of revolving lines of credit to replace our previous credit agreement, which consisted of a $175.0 million working capital facility and a separate $108.0 million term loan, both of which were set to mature in March 2010. At closing we borrowed $100.0 million under the Revolving Credit Facility and, along with cash on hand, repaid the $108.0 million previously outstanding on the term loan facility. As of June 27, 2009, there was unused borrowing capacity under the Revolving Credit Facility of $92.8 million after considering outstanding letters of credit of $57.2 million.
Three Months Ended June 27, 2009 Compared to Three Months Ended June 28, 2008
Revenues

	Three Months Ended
	June 27,	June 28,		Percent
(Dollars in thousands)	2009	2008	Decrease	Decrease
Revenues
Propane	$139,571	$216,999	$(77,428)	(35.7%)
Fuel oil and refined fuels	23,091	55,262	(32,171)	(58.2%)
Natural gas and electricity	12,147	22,507	(10,360)	(46.0%)
Services	8,321	9,184	(863)	(9.4%)
All other	1,242	1,524	(282)	(18.5%)

Total revenues	$184,372	$305,476	$(121,104)	(39.6%)

Total revenues decreased $121.1 million, or 39.6%, to $184.4 million for the three months ended June 27, 2009 compared to $305.5 million for the three months ended June 28, 2008 due to lower average selling prices associated with lower product costs, and, to a lesser extent, lower volumes. Volumes were lower than the prior year third quarter due to the negative impact of adverse economic conditions, particularly on our commercial and industrial accounts, as well as ongoing customer conservation efforts and the unfavorable impact of warmer temperatures. On an overall basis, temperatures in our service territories were 7% warmer than normal levels during the third quarter of fiscal 2009 and 4% warmer than the prior year third quarter.
Revenues from the distribution of propane and related activities of $139.6 million in the third quarter of fiscal 2009 decreased $77.4 million, or 35.7%, compared to $217.0 million in the prior year third quarter, primarily due to lower average selling prices, and, to a lesser extent, lower volumes, particularly in our commercial and industrial accounts. Average propane selling prices in the third quarter of fiscal 2009 decreased 23.3% compared to the prior year third quarter due to lower product costs, thereby having a negative impact on revenues. Retail propane gallons sold in the third quarter of fiscal 2009 decreased 10.2 million gallons, or 14.3%, to 61.2 million gallons from 71.4 million gallons in the prior year third quarter. The volume decline was primarily attributable to lower commercial and industrial volumes, which account for a greater concentration of sales volume after the heating season, resulting from the recession and, to a lesser extent, continued customer conservation. Lower volumes sold in the non-residential customer base accounted for more than 67% of the decline in propane sales volume. Additionally, included within the propane segment are revenues from wholesale and other propane activities of $6.9 million in the third quarter of fiscal 2009, which decreased $8.2 million compared to the prior year third quarter.
Revenues from the distribution of fuel oil and refined fuels of $23.1 million in the third quarter of fiscal 2009 decreased $32.2 million, or 58.2%, from $55.3 million in the prior year third quarter, primarily due to lower average selling prices and lower volumes. Average selling prices in our fuel oil and refined fuels segment in the third quarter of fiscal 2009 decreased 45.3% compared to the prior year third quarter due to lower product costs, thereby having a negative impact on revenues. Fuel oil and refined fuels gallons sold in the third quarter of fiscal 2009 decreased 2.9 million gallons, or 23.3%, to 9.7 million gallons from 12.6 million gallons in the prior year third quarter. Lower volumes in our fuel oil and refined fuels segment were attributable to the impact of ongoing customer conservation driven by adverse economic conditions.

Revenues in our natural gas and electricity segment decreased $10.4 million, or 46.0%, to $12.1 million in the third quarter of fiscal 2009 compared to $22.5 million in the prior year third quarter as a result of lower average selling prices and lower natural gas volumes. Revenues in our services segment decreased 9.4% to $8.3 million in the third quarter of fiscal 2009 from $9.2 million in the prior year third quarter primarily due to reduced installation activities as a result of the market decline in residential and commercial construction and other adverse economic conditions.
Cost of Products Sold
Given the retail nature of our operations, we maintain a certain level of priced physical inventory to ensure our field operations have adequate supply commensurate with the time of year. Our strategy has been, and will continue to be, to keep our physical inventory priced relatively close to market for our field operations. Consistent with past practices, we principally utilize futures and/or option contracts traded on the NYMEX to mitigate the price risk associated with our priced physical inventory. Under this risk management strategy, realized gains or losses on futures or option contracts will typically offset losses or gains on the physical inventory once the product is sold. We do not use futures or options contracts, or other derivative instruments, for speculative trading purposes.
With the unprecedented rise in commodity prices during the third quarter of fiscal 2008, we reported realized losses from our risk management activities which were not fully offset by sales of the physical product, resulting in a $14.5 million increase in cost of products sold during the third quarter of fiscal 2008.

	Three Months Ended			Percent
	June 27,	June 28,	(Decrease)	(Decrease)
(Dollars in thousands)	2009	2008	Increase	Increase
Cost of products sold
Propane	$57,819	$135,545	$(77,726)	(57.3%)
Fuel oil and refined fuels	19,255	54,518	(35,263)	(64.7%)
Natural gas and electricity	7,859	19,780	(11,921)	(60.3%)
Services	1,696	2,437	(741)	(30.4%)
All other	834	694	140	20.2%

Total cost of products sold	$87,463	$212,974	$(125,511)	(58.9%)

As a percent of total revenues	47.4%	69.7%
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

Cost of products sold decreased $125.5 million, or 58.9%, to $87.5 million in the third quarter of fiscal 2009 compared to $213.0 million in the prior year third quarter due to the impact of the decline in product costs, lower volumes sold and realized losses from risk management activities of $14.5 million in the prior year third quarter, partially offset by the unfavorable impact of non-cash mark-to-market adjustments from our risk management activities in the third quarter of fiscal 2009 compared to the prior year third quarter. Cost of products sold in the third quarter of fiscal 2009 included a $6.1 million unrealized (non-cash) loss representing the net change in the fair value of derivative instruments during the period, compared to a $4.7 million unrealized (non-cash) gain in the prior year third quarter resulting in an increase of $10.8 million in cost of products sold in the third quarter of fiscal 2009 compared to the prior year third quarter ($2.9 million increase reported within the propane segment and $7.9 million increase reported within the fuel oil and refined fuels segment).
Cost of products sold associated with the distribution of propane and related activities of $57.8 million decreased $77.7 million, or 57.3%, compared to the prior year third quarter. Lower average propane costs and lower propane volumes resulted in a decrease of $54.6 million and $17.7 million, respectively, in cost of products sold during the third quarter of fiscal 2009 compared to the prior year third quarter. Cost of products sold from wholesale and other propane activities decreased $8.3 million compared to the prior year third quarter.
Cost of products sold associated with our fuel oil and refined fuels segment of $19.3 million decreased $35.3 million, or 64.7%, compared to the prior year third quarter. Lower average fuel oil costs and lower fuel oil volumes resulted in a decrease of $18.5 million and $10.2 million, respectively, in cost of products sold during the third quarter of fiscal 2009 compared to the prior year third quarter. In addition, the impact from risk management activities contributed to a decrease in cost of products sold compared to the prior year third quarter as a result of the $14.5 million realized loss, discussed above, reported in the fiscal 2008 third quarter.
Cost of products sold in our natural gas and electricity segment of $7.9 million decreased $11.9 million, or 60.3%, compared to the prior year third quarter due to lower product costs and lower natural gas volumes. Cost of products sold in our services segment of $1.7 million decreased $0.7 million, or 30.4%, compared to the prior year third quarter primarily due to lower sales volumes.
For the third quarter of fiscal 2009, total cost of products sold represented 47.4% of revenues compared to 69.7% in the prior year third quarter. This decrease was primarily attributable to the decrease in product costs which outpaced the decline in average selling prices, as well as the favorable impact from risk management activities.
Operating Expenses

	Three Months Ended
	June 27,	June 28,		Percent
(Dollars in thousands)	2009	2008	Decrease	Decrease
Operating expenses	$72,295	$76,455	$(4,160)	(5.4%)
As a percent of total revenues	39.2%	25.0%
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
Operating expenses of $72.3 million in the third quarter of fiscal 2009 decreased $4.2 million, or 5.4%, compared to $76.5 million in the prior year third quarter as a result of lower fuel costs to operate our fleet and lower costs to operate our customer service centers, partially offset by higher variable compensation associated with higher earnings.

General and Administrative Expenses

	Three Months Ended
	June 27,	June 28,		Percent
(Dollars in thousands)	2009	2008	Decrease	Decrease
General and administrative expenses	$13,108	$13,268	$(160)	(1.2%)
As a percent of total revenues	7.1%	4.3%
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
General and administrative expenses of $13.1 million for third quarter of fiscal 2009 was relatively flat compared to the prior year third quarter.
Depreciation and Amortization

	Three Months Ended
	June 27,	June 28,		Percent
(Dollars in thousands)	2009	2008	Increase	Increase
Depreciation and amortization	$7,713	$7,159	$554	7.7%
As a percent of total revenues	4.2%	2.3%
Depreciation and amortization expense of $7.7 million for the third quarter of fiscal 2009 increased approximately $0.5 million compared to $7.2 million in the prior year third quarter as a result of accelerating depreciation expense for certain assets retired in the third quarter of fiscal 2009.
Interest Expense, net

	Three Months Ended
	June 27,	June 28,		Percent
(Dollars in thousands)	2009	2008	Increase	Increase
Interest expense, net	$10,068	$9,524	$544	5.7%
As a percent of total revenues	5.5%	3.1%
Net interest expense of $10.1 million for the third quarter of fiscal 2009 increased approximately $0.6 million compared to $9.5 million in the prior year third quarter primarily due to lower interest income earned on invested cash and a non-cash charge of $0.4 million to write-off the unamortized debt issuance costs associated with the previous credit agreement which was terminated in the third quarter of fiscal 2009.

Net Loss and EBITDA
Net loss for the three months ended June 27, 2009, narrowed to $7.4 million, or $0.23 per Common Unit, compared to a net loss of $13.7 million, or $0.42 per Common Unit, in the prior year third quarter. EBITDA for the third quarter of fiscal 2009 amounted to $11.5 million, compared to $2.8 million in the prior year third quarter.
EBITDA represents income before deducting interest expense, income taxes, depreciation and amortization. Our management uses EBITDA as a measure of liquidity and we disclose it because we believe that it provides our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. In addition, certain of our incentive compensation plans covering executives and other employees utilize Adjusted EBITDA as the performance target. Moreover, our revolving credit agreement requires us to use Adjusted EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA and Adjusted EBITDA are not recognized terms under generally accepted accounting principles (“GAAP”) and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with GAAP. Because EBITDA and Adjusted EBITDA as determined by us excludes some, but not all, items that affect net income, they may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other companies.
The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of Adjusted EBITDA, as so calculated, to our net cash provided by operating activities:

	Three Months Ended
	June 27,	June 28,
(Dollars in thousands)	2009	2008
Net (loss)	$(7,435)	$(13,747)
Add:
Provision for (benefit from) income taxes	1,160	(157)
Interest expense, net	10,068	9,524
Depreciation and amortization	7,713	7,159

EBITDA	11,506	2,779
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	6,148	(4,695)

Adjusted EBITDA	17,654	(1,916)
Add (subtract):
Provision for income taxes — current	(240)	(87)
Interest expense, net	(10,068)	(9,524)
Unrealized (non-cash) (losses) gains on changes in fair value of derivatives	(6,148)	4,695
Compensation cost recognized under Restricted Unit Plan	644	817
Gain on disposal of property, plant and equipment, net	(147)	(109)
Changes in working capital and other assets and liabilities	62,851	54,725

Net cash provided by operating activities	$64,546	$48,601

Nine months Ended June 27, 2009 Compared to Nine months Ended June 28, 2008
In the commodities markets, prices for the first nine months of fiscal year 2009 trended in the opposite direction of the comparable period in the prior year, but with similar volatility. Overall, average posted prices for propane and fuel oil declined 52.9% and 46.0%, respectively, compared to the first nine months of the prior year. The decline in commodity prices contributed to a reduction in our product costs, which resulted in an increase in our retail propane and fuel oil unit margins for the first nine months of fiscal 2009 compared to the first nine months of the prior year.
Revenues

	Nine Months Ended
	June 27,	June 28,		Percent
(Dollars in thousands)	2009	2008	Decrease	Decrease
Revenues
Propane	$750,392	$946,700	$(196,308)	(20.7%)
Fuel oil and refined fuels	142,420	247,609	(105,189)	(42.5%)
Natural gas and electricity	66,521	84,693	(18,172)	(21.5%)
Services	30,574	34,752	(4,178)	(12.0%)
All other	3,005	3,928	(923)	(23.5%)

Total revenues	$992,912	$1,317,682	$(324,770)	(24.6%)

Total revenues decreased $324.8 million, or 24.6%, to $992.9 million for the nine months ended June 27, 2009 compared to $1,317.7 million for the nine months ended June 28, 2008 due to a combination of lower volumes and lower average selling prices associated with lower product costs. Volumes for the first nine months of fiscal 2009 were lower than the first nine months of the prior year due to the negative impact of adverse economic conditions, particularly on our commercial and industrial accounts, as well as ongoing customer conservation, partially offset by the favorable impact of colder temperatures. On an overall basis, temperatures in our service territories were slightly below normal levels during the first nine months of fiscal 2009 and 5% colder than the first nine months of the prior year.
Revenues from the distribution of propane and related activities of $750.4 million for the nine months ended June 27, 2009 decreased $196.3 million, or 20.7%, compared to $946.7 million for the nine months ended June 28, 2008, primarily due to lower average selling prices, as well as lower volumes in our commercial and industrial accounts and, to a lesser extent, our residential accounts. Average propane selling prices in the first nine months of fiscal 2009 decreased approximately 11.2% compared to the first nine months of the prior year due to lower product costs, thereby having a negative impact on revenues. Retail propane gallons sold in the first nine months of fiscal 2009 decreased 34.8 million gallons, or 10.6%, to 294.8 million gallons from 329.6 million gallons in the first nine months of the prior year. Additionally, included within the propane segment are revenues from wholesale and other propane activities of $31.6 million for the nine months ended June 27, 2009, which decreased $9.9 million compared to the nine months ended June 28, 2008.
Revenues from the distribution of fuel oil and refined fuels of $142.4 million for the nine months ended June 27, 2009 decreased $105.2 million, or 42.5%, from $247.6 million for the nine months ended June 28, 2008, primarily due to lower volumes and lower average selling prices. Fuel oil and refined fuels gallons sold in the first nine months of fiscal 2009 decreased 17.1 million gallons, or 25.3%, to 50.5 million gallons from 67.6 million gallons in the first nine months of the prior year. Lower volumes in our fuel oil and refined fuels segment were attributable to the impact of ongoing customer conservation driven by adverse economic conditions and continued high energy prices, combined with our decision to exit certain lower margin diesel and gasoline businesses. Our decision to exit the majority of our low sulfur diesel and gasoline businesses resulted in a reduction in volumes in the fuel oil and refined fuels segment of approximately 3.8 million gallons, or 21.9% of the total volume decline in the first nine months of fiscal 2009 compared to the first nine months of the prior year. Average selling prices in our fuel oil and refined fuels segment in the first nine months of fiscal 2009 decreased 23.9% compared to the first nine months of the prior year due to lower product costs, thereby having a negative impact on revenues.

Revenues in our natural gas and electricity segment decreased $18.2 million, or 21.5%, to $66.5 million for the nine months ended June 27, 2009 compared to $84.7 million for the nine months ended June 27, 2008 as a result of lower volumes. Revenues in our services segment decreased 12.0% to $30.6 million for the nine months ended June 27, 2009 from $34.8 million for the nine months ended June 28, 2008, primarily due to reduced installation activities as a result of the market decline in residential and commercial construction and other adverse economic conditions.
Cost of Products Sold

	Nine Months Ended
	June 27,	June 28,		Percent
(Dollars in thousands)	2009	2008	Decrease	Decrease
Cost of products sold
Propane	$316,905	$575,678	$(258,773)	(45.0%)
Fuel oil and refined fuels	94,772	213,194	(118,422)	(55.5%)
Natural gas and electricity	49,707	71,271	(21,564)	(30.3%)
Services	7,070	9,614	(2,544)	(26.5%)
All other	1,498	1,689	(191)	(11.3%)

Total cost of products sold	$469,952	$871,446	$(401,494)	(46.1%)

As a percent of total revenues	47.3%	66.1%
Cost of products sold decreased $401.5 million, or 46.1%, to $470.0 million for the nine months ended June 27, 2009 compared to $871.4 million for the nine months ended June 28, 2008 due to the impact of the decline in product costs, lower volumes sold and the favorable impact from our risk management activities. Cost of products sold in the first nine months of fiscal 2009 included a $0.8 million unrealized (non-cash) loss representing the net change in the fair value of derivative instruments during the period, compared to a $0.3 million unrealized (non-cash) loss in the first nine months of the prior year, resulting in a increase of $0.5 million in cost of products sold for the nine months ended June 27, 2009 compared to the nine months ended June 28, 2008 ($0.5 million decrease in cost of products sold reported within the propane segment and $1.0 million increase in cost of products sold within the fuel oil and refined fuels segment).
Cost of products sold associated with the distribution of propane and related activities of $316.9 million for the nine months ended June 27, 2009 decreased $258.8 million, or 45.0%, compared to the nine months ended June 28, 2008. Lower average propane costs and lower propane volumes resulted in a decrease of $173.4 million and $58.2 million, respectively, in cost of products sold during the first nine months of fiscal 2009 compared to the first nine months of the prior year. In addition, the impact from risk management activities during the first nine months of fiscal 2009 resulted in a $13.4 million decrease in cost of products sold compared to the first nine months of the prior year. Cost of products sold from wholesale and other propane activities decreased $13.3 million compared to the first nine months of the prior year due to lower product costs and sales volumes.
Cost of products sold associated with our fuel oil and refined fuels segment of $94.8 million for the nine months ended June 27, 2009 decreased $118.4 million, or 55.5%, compared to the nine months ended June 28, 2008. Lower average fuel oil costs and lower fuel oil volumes resulted in a decrease of $46.9 million and $48.3 million, respectively, in cost of products sold during the first nine months of fiscal 2009 compared to the first nine months of the prior year. In addition, the impact from risk management activities during the first nine months of fiscal 2009 resulted in a $24.2 million decrease in cost of products sold compared to the first nine months of the prior year. The favorable variance from risk management activities included the aforementioned $14.5 million in realized losses recognized in the third quarter of fiscal 2008.
Cost of products sold in our natural gas and electricity segment of $49.7 million for the nine months ended June 27, 2009 decreased $21.6 million, or 30.3%, compared to the nine months ended June 28, 2008 due to lower product costs and lower sales volumes. Cost of products sold in our services segment of $7.1 million for the first nine months of fiscal 2009 decreased $2.5 million, or 26.5%, compared to the first nine months of fiscal 2008 primarily due to lower sales volumes.

For the nine months ended June 27, 2009, total cost of products sold represented 47.3% of revenues compared to 66.1% for the nine months ended June 28, 2008. This decrease was primarily attributable to the decrease in product costs which outpaced the decline in average selling prices, as well as the positive effect of declining commodity prices on our risk management activities during the first nine months of fiscal 2009 compared to the negative effect of rising commodity prices on our risk management activities in the first nine months of the prior year.
Operating Expenses

	Nine Months Ended
	June 27,	June 28,		Percent
(Dollars in thousands)	2009	2008	Increase	Increase
Operating expenses	$236,206	$235,495	$711	0.3%
As a percent of total revenues	23.8%	17.9%
Operating expenses of $236.2 million for the nine months ended June 27, 2009 were relatively flat compared to the nine months ended June 28, 2008 as higher variable compensation expense associated with higher earnings was entirely offset by our continued efforts to drive operational efficiencies and reduce costs across all operating segments. Savings were primarily attributable to payroll and benefit related expenses as a result of lower headcount, lower fuel costs to operate our fleet and lower bad debt expense.
General and Administrative Expenses

	Nine Months Ended
	June 27,	June 28,		Percent
(Dollars in thousands)	2009	2008	Increase	Increase
General and administrative expenses	$45,671	$37,632	$8,039	21.4%
As a percent of total revenues	4.6%	2.9%
General and administrative expenses of $45.7 million for the nine months ended June 27, 2009 increased approximately $8.1 million compared to $37.6 million during the nine months ended June 28, 2008. The increase was primarily attributable to higher variable compensation expense resulting from higher earnings in the first nine months of fiscal 2009 compared to the first nine months of the prior year and higher compensation expense recognized under certain long-term incentive plans.
Depreciation and Amortization

	Nine Months Ended
	June 27,	June 28,		Percent
(Dollars in thousands)	2009	2008	Increase	Increase
Depreciation and amortization	$21,867	$21,325	$542	2.5%
As a percent of total revenues	2.2%	1.6%

Depreciation and amortization expense of $21.9 million for the nine months ended June 27, 2009 increased $0.5 million, or 2.5%, compared to $21.3 million during the nine months ended June 28, 2008 as a result of accelerating depreciation expense for certain assets retired in the third quarter of fiscal 2009.
Interest Expense, net

	Nine Months Ended
	June 27,	June 28,		Percent
(Dollars in thousands)	2009	2008	Increase	Increase
Interest expense, net	$28,913	$27,330	$1,583	5.8%
As a percent of total revenues	2.9%	2.1%
Net interest expense of $28.9 million for the nine months ended June 27, 2009 increased $1.6 million, or 5.8%, compared to $27.3 million for the nine months ended June 28, 2008 as a result of lower market interest rates for short-term investments, which contributed to less interest income earned, and a non-cash charge of $0.4 million to write-off the unamortized debt issuance costs associated with the previous credit agreement which was terminated in the third quarter of fiscal 2009.
Discontinued Operations
On October 2, 2007, we completed the sale of our Tirzah, South Carolina underground granite propane storage cavern, and associated 62-mile pipeline, for approximately $53.7 million in cash, after taking into account certain adjustments. As a result of this sale, we reported a $43.7 million gain on disposal of discontinued operations in the first nine months of fiscal 2008.
Net Income and EBITDA
Net income for the nine months ended June 27, 2009 amounted to $188.1 million, or $5.73 per Common Unit, an increase of $21.9 million, or $0.65 per Common Unit, compared to $166.2 million, or $5.08 per Common Unit for the first nine months of the prior year. EBITDA amounted to $241.1 million for the nine months ended June 27, 2009 compared to $216.8 million for the first nine months of the prior year.

The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of Adjusted EBITDA, as so calculated, to our net cash provided by operating activities:

	Nine Months Ended
	June 27,	June 28,
(Dollars in thousands)	2009	2008

Net income	$188,119	$166,205
Add:
Provision for income taxes	2,184	1,956
Interest expense, net	28,913	27,330
Depreciation and amortization	21,867	21,325

EBITDA	241,083	216,816
Unrealized (non-cash) losses on changes in fair value of derivatives	832	323

Adjusted EBITDA	241,915	217,139
Add (subtract):
Provision for income taxes — current	(804)	(679)
Interest expense, net	(28,913)	(27,330)
Unrealized (non-cash) losses on changes in fair value of derivatives	(832)	(323)
Compensation cost recognized under Restricted Unit Plan	1,885	1,503
Gain on disposal of property, plant and equipment, net	(770)	(1,821)
Gain on disposal of discontinued operations	—	(43,707)
Changes in working capital and other assets and liabilities	11,017	(87,794)

Net cash provided by operating activities	$223,498	$56,988

Liquidity and Capital Resources
Analysis of Cash Flows
Operating Activities. Due to the seasonal nature of the propane and fuel oil businesses, cash flows generated from operating activities are typically greater during the winter and spring seasons (our second and third fiscal quarters) as customers pay for products purchased during the heating season. For the nine months ended June 27, 2009, net cash provided by operating activities was $223.5 million, representing an increase of $166.5 million compared to net cash provided by operating activities of $57.0 million for the first nine months of the prior year. This improvement was primarily attributable to higher earnings from continuing operations, coupled with the decline in propane and fuel oil commodity prices that resulted in a smaller investment in working capital in the first nine months of fiscal 2009 compared to the first nine months of the prior year. We continued to fund working capital through operating cash flow without the need to access the revolving credit facility.
Investing Activities. Net cash used in investing activities of $9.9 million for the nine months ended June 27, 2009 consisted of capital expenditures of $13.8 million (including $6.4 million for maintenance expenditures and $7.4 million to support the growth of operations), partially offset by $3.9 million in net proceeds from the sale of property, plant and equipment. Net cash provided by investing activities of $39.9 million for the nine months ended June 28, 2008 consisted of the net proceeds from the sale of discontinued operations of $53.7 million and the net proceeds from the sale of property, plant and equipment of $3.5 million, partially offset by capital expenditures of $17.3 million (including $8.6 million for maintenance expenditures and $8.7 million to support the growth of operations).

Financing Activities. Net cash used in financing activities for the nine months ended June 27, 2009 of $95.2 million reflects quarterly distributions to Common Unitholders at a rate of $0.815 per Common Unit paid in respect of the second quarter of fiscal 2009, $0.81 per Common Unit paid in respect of the first quarter of fiscal 2009 and $0.805 per Common Unit paid in respect of the fourth quarter of fiscal 2008, as well as repayment of $110.0 million under our term loan and payment of debt issuance costs associated with the revolving credit facility executed on June 26, 2009, partially offset by proceeds from long-term borrowings under the new revolving credit facility. Net cash used in financing activities for the nine months ended June 28, 2008 of $74.9 million reflects quarterly distributions to Common Unitholders at a rate of $0.775 per Common Unit paid in respect of the second quarter of fiscal 2008, $0.7625 per Common Unit paid in respect of the first quarter of fiscal 2008 and $0.75 per Common Unit paid in respect of the fourth quarter of fiscal 2007.
Summary of Long-Term Debt Obligations and Revolving Credit Lines
Our long-term borrowings and revolving credit lines consist of $425.0 million in 6.875% senior notes due December 2013 (the “2003 Senior Notes”) and a $250.0 million senior secured revolving credit facility at the Operating Partnership level (the “Revolving Credit Facility”). The Revolving Credit Facility was executed on June 26, 2009 and replaces the Operating Partnership’s previous credit facility which, as amended, provided for a $108.0 million term loan (the “Term Loan”) and a separate $175.0 million working capital facility both of which were scheduled to mature in March 2010. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions until maturity on June 25, 2013. Our Operating Partnership has the right to prepay loans under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. At closing, the Operating Partnership borrowed $100.0 million under the Revolving Credit Facility and, with cash on hand, repaid the $108.0 million then outstanding under the Term Loan and terminated the previous credit agreement. We have standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $57.2 million primarily in support of retention levels under our self-insurance programs, which expire periodically through October 25, 2010. Therefore, as of June 27, 2009 we had available borrowing capacity of $92.8 million under the Revolving Credit Facility.
The 2003 Senior Notes mature on December 15, 2013 and require semi-annual interest payments. We are permitted to redeem some or all of the 2003 Senior Notes any time on or after December 15, 2008 at redemption prices specified in the indenture governing the 2003 Senior Notes. In addition, the 2003 Senior Notes have a change of control provision that would require us to offer to repurchase the notes at 101% of the principal amount repurchased, if the holders of the notes elected to exercise the right of repurchase. Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at our Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon our ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of June 27, 2009, the interest rate for the Revolving Credit Facility was approximately 4.1% and will be reset at the end of each calendar quarter.
In connection with the Revolving Credit Facility, our Operating Partnership amended its existing interest rate swap agreement, which has a termination date of March 31, 2010, to reduce the notional amount to $100.0 million from $108.0 million. Our Operating Partnership will pay a fixed interest rate of 4.66% to the issuing lender on notional principal amount outstanding, effectively fixing the LIBOR portion of the interest rate at 4.66%. In return, the issuing lender will pay to our Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount.
The Revolving Credit Facility and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Revolving Credit Facility contains certain financial covenants (a) requiring the consolidated interest coverage ratio, as defined, at the Partnership level to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined, at the Partnership level from being greater than 4.5 to 1.0 as of the end of any fiscal quarter; and (c) prohibiting the senior secured consolidated leverage ratio, as defined, of the Operating Partnership from being greater than 3.0 to 1.0 as of the end of any fiscal quarter. Under the 2003 Senior Note indenture, we are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We were in compliance with all covenants and terms of the 2003 Senior Notes and the Revolving Credit Facility as of June 27, 2009.

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
On July 23, 2009, we announced a quarterly distribution of $0.825 per Common Unit, or $3.30 on an annualized basis, in respect of the third quarter of fiscal 2009 payable on August 11, 2009 to holders of record on August 4, 2009. The annualized distribution represents an increase of $0.04 per Common Unit from the previous distribution rate, representing the twenty-second increase since our recapitalization in 1999 and a growth rate of 3.1% in the quarterly distribution rate compared to the third quarter of fiscal 2008.
Other Commitments
We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. At June 27, 2009, the fair value of the plan assets approximated the accumulated benefit obligation of the plan. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000. At June 27, 2009, we had a liability for accrued retiree health and life benefits of $18.8 million.
We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At June 27, 2009, we had accrued insurance liabilities of $52.7 million, and an insurance recovery asset of $16.1 million related to the amount of the liability expected to be covered by insurance carriers.
Off-Balance Sheet Arrangements
Guarantees
We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2016. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $18.3 million as of June 27, 2009. The fair value of residual value guarantees for outstanding operating leases was de minimis as of June 27, 2009 and September 27, 2008.

Recently Issued Accounting Standards
In December 2008, the FASB issued an FSP on Statement 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”), which amends SFAS No. 132(R) to require more detailed disclosures about employers’ pension plan assets. These new disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009, which will be our 2010 fiscal year ending September 25, 2010. Since FSP 132(R)-1 only addresses disclosure requirements, the adoption of FSP 132(R)-1 is not expect to have an impact on our consolidated financial position, results of operations and cash flows.
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
Product cost changes can occur rapidly over a short period of time and can impact profitability. We attempt to reduce commodity price risk by pricing product on a short-term basis. The level of priced, physical product maintained in storage facilities and at our customer service centers for immediate sale to our customers will vary depending on several factors, including, but not limited to, price, availability of supply, and demand for a given time of the year. Typically, our on hand priced position does not exceed more than four to eight weeks of our supply needs, depending on the time of the year. In the course of normal operations, we routinely enter into contracts such as forward priced physical contracts for the purchase or sale of propane and fuel oil that, under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), qualify for and are designated as normal purchase or normal sale contracts. Such contracts are exempted from the fair value accounting requirements of SFAS 133 and are accounted for at the time product is purchased or sold under the related contract.
Under our hedging and risk management strategies, we enter into a combination of exchange-traded futures and option contracts, forward contracts and, in certain instances, over-the-counter options (collectively, “derivative instruments”) to manage the price risk associated with priced, physical product and with future purchases of the commodities used in our operations, principally propane and fuel oil, as well as to ensure the availability of product during periods of high demand. We do not use derivative instruments for speculative or trading purposes. Futures and forward contracts require that we sell or acquire propane or fuel oil at a fixed price for delivery at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane or fuel oil at a specified price during a specified time period. However, the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of the product to the respective party or are settled by the payment of a net amount equal to the difference between the then current price and the fixed contract price or options exercise price. To the extent that we utilize derivative instruments to manage exposure to commodity price risk and commodity prices move adversely in relation to the contracts, we could suffer losses on those derivative instruments when settled. Conversely, if prices move favorably, we could realize gains. Under our hedging and risk management strategy, realized gains or losses on derivative instruments will typically offset losses or gains on the physical inventory once the product is sold to customers at market prices.
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
Interest Rate Risk
A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage. Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. On June 26, 2009, we amended our interest rate swap contract in conjunction with the execution of the Revolving Credit Facility to reduce the notional amount from $108 million to $100 million. The interest rate swap, which has a termination date of March 31, 2010, is being accounted for under SFAS 133 and has been designated as a cash flow hedge. Changes in the fair value of the interest rate swap are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At June 27, 2009, the fair value of the interest rate swap was $3.0 million representing an unrealized loss and is included within other liabilities with a corresponding debit in OCI.
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
At June 27, 2009, the fair value of derivative instruments described above resulted in current derivative assets (unrealized gains) of $6.5 million included within other current assets, non-current derivative assets of $0.5 million included within other assets, $5.0 million of derivative liabilities (unrealized losses) included within other current liabilities and non-current derivative liabilities of $0.3 million included within other liabilities. Cost of products sold included unrealized (non-cash) losses of $6.1 million and $0.8 million for the three and nine months ended June 27, 2009, respectively, and unrealized (non-cash) (gains) losses of $(4.7) million and $0.3 million for the three and nine months ended June 28, 2008, respectively, attributable to the change in fair value of derivative instruments not designated as cash flow hedges.

Sensitivity Analysis
In an effort to estimate our exposure to unfavorable market price changes in commodities related to our open positions under derivative instruments, we developed a model that incorporates the following data and assumptions:
A.	The fair value of open positions as of June 27, 2009 for each of the future periods.
B.	The estimated forward market prices as of June 27, 2009 as derived from the NYMEX for traded commodities for each of the future periods.
C.
The market prices determined in B. above were adjusted adversely by a hypothetical 10% change in the forward prices and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, a hypothetical 10% adverse change in market prices for which a futures, forward and/or option contract exists indicates potential future losses in future earnings of $4.7 million as of June 27, 2009. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 27, 2008. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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
The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of June 27, 2009. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of June 27, 2009, such disclosure controls and procedures were effective to provide the reasonable assurance described above.
(b) There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 27, 2009 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

ITEM 1A. RISK FACTORS

The following are additional risk factors to those previously disclosed in the Partnership’s Form 10-K for the fiscal year ended September 27, 2008.

The adoption of Climate Change legislation by Congress could result in increased operating costs and reduced demand for the products and services we provide.

On June 26, 2009, the U.S. House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey cap-and-trade legislation” or “ACESA.” The purpose of ACESA is to control and reduce emissions of “greenhouse gases” (“GHGs”) in the United States. GHGs are certain gases, including carbon dioxide and methane, that may contribute to the warming of the Earth’s atmosphere and other climatic changes. ACESA would establish an economy-wide cap on emissions of GHGs in the United States and would require certain regulated entities to obtain GHG emission “allowances” corresponding to the annual emission of GHGs attributable to their products or operations. Regulated entities under ACESA include producers of natural gas liquids (“NGLs”), local natural gas distribution companies, and certain industrial facilities. Under ACESA, the number of authorized emission allowances would decline each year, resulting in an expected and progressive increase in the cost or value of the allowances. The net effect of maintaining emission allowances under ACESA would be to increase the costs associated with the combusting of carbon-based fuels such as natural gas, NGLs (including propane), and refined petroleum products.

The U.S. Senate has begun work on its own legislation for controlling and reducing domestic GHG emissions, and President Obama has indicated his support of legislation to reduce GHG emissions through an emission allowance system. Although it is not possible at this time to predict if or when the Senate may act on climate change legislation or how any Senate bill would be reconciled with ACESA, any adopted laws or regulations that restrict or reduce GHG emissions could require us to incur increased operating costs and could adversely affect demand for the products and services we provide.

The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.

Congress is currently considering legislation to impose restrictions on certain transactions involving derivatives, which could affect the use of derivatives in hedging transactions. ACESA contains provisions that would prohibit private energy commodity derivative and hedging transactions. ACESA would expand the power of the Commodity Futures Trading Commission (“CFTC”), to regulate derivative transactions related to energy commodities, including oil and natural gas, and to mandate clearance of such derivative contracts through registered derivative clearing organizations. Under ACESA, the CFTC’s expanded authority over energy derivatives would terminate upon the adoption of general legislation covering derivative regulatory reform. The Chairman of the CFTC has announced that the CFTC intends to conduct hearings to determine whether to set limits on trading and positions in commodities with finite supply, particularly energy commodities, such as crude oil, natural gas and other energy products. The CFTC also is evaluating whether position limits should be applied consistently across all markets and participants. In addition, the Treasury Department recently has indicated that it intends to propose legislation to subject all OTC derivative dealers and all other major OTC derivative market participants to substantial supervision and regulation, including by imposing conservative capital and margin requirements and strong business conduct standards. Derivative contracts that are not cleared through central clearinghouses and exchanges may be subject to substantially higher capital and margin requirements. Although it is not possible at this time to predict whether or when Congress may act on derivatives legislation or how any climate change bill approved by the Senate would be reconciled with ACESA, any laws or regulations that may be adopted that subject us to additional capital or margin requirements relating to, or to additional restrictions on, our trading and commodity positions could have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activity.

PART II
ITEM 6. EXHIBITS
(a) Exhibits

3.1
Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated as of June 24, 2009. (Incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed on June 30, 2009).

3.2	Amended and Restated Certificate of Limited Partnership of Suburban Propane Partners, L.P. dated May 26, 1999 (filed herewith).

3.3	Amended and Restated Certificate of Limited Partnership of Suburban Partners, L.P. dated May 26, 1999 (filed herewith).

10.1	Agreement between Mark A. Alexander and Suburban Propane Partners, L.P., dated April 22, 2009 (corrected version filed herewith).

10.2	Credit Agreement dated June 26, 2009. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on June 30, 2009).

10.4
Suburban Propane Partners, L.P. 2009 Restricted Unit Plan, effective August 1, 2009. (Incorporated by reference to Exhibit 99.1 to the Partnership’s Registration Statement on Form S-8 filed on July 24, 2009).

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

SUBURBAN PROPANE PARTNERS, L.P.
August 6, 2009	By:	/s/ MICHAEL A. STIVALA
Date		Michael A. Stivala
Chief Financial Officer and Chief Accounting Officer

August 6, 2009	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Controller

EXHIBIT INDEX

Exhibit
Number	Description

3.2	Amended and Restated Certificate of Limited Partnership of Suburban Propane Partners, L.P. dated May 26, 1999 (filed herewith).

3.3	Amended and Restated Certificate of Limited Partnership of Suburban Partners, L.P. dated May 26, 1999 (filed herewith).

10.1	Agreement between Mark A. Alexander and Suburban Propane Partners, L.P., dated April 22, 2009 (corrected version filed herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Chief Financial Officer and Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification of the Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).