Form 10-K
period 2009-09-26
SUBURBAN PROPANE PARTNERS LP
filed 2009-11-25
CIK 1005210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 26, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-14222
SUBURBAN PROPANE PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3410353 (I.R.S. Employer Identification No.)
240 Route 10 West
Whippany, NJ 07981
(973) 887-5300
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Units	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes ☐ No ☐

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
(do not check if a smaller reporting company)
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The aggregate market value as of March 27, 2009 of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($36.96 per unit), was approximately $1,212,166,000.

Documents Incorporated by Reference: None	Total number of pages (excluding Exhibits): 140

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

•	The impact of changes in tax regulations that could adversely affect the tax treatment of the Partnership for federal income tax purposes;
•	The impact of legal proceedings on the Partnership’s business;
•	The impact of operating hazards that could adversely affect the Partnership’s operating results to the extent not covered by insurance;
•	The Partnership’s ability to make strategic acquisitions and successfully integrate them;
•	The impact of current conditions in the global capital and credit markets, and general economic pressures; and
•
Other risks referenced from time to time in filings with the Securities and Exchange Commission (“SEC”) and those factors listed or incorporated by reference into this Annual Report under “Risk Factors”.

Some of these Forward-Looking Statements are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings with the SEC, press releases or oral statements made by or with the approval of one of the Partnership’s authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking Statements, which reflect management’s view only as of the date made. The Partnership undertakes no obligation to update any Forward-Looking Statement or Cautionary Statement, except as required by law. All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Annual Report and in future SEC reports. For a more complete discussion of specific factors which could cause actual results to differ from those in the Forward-Looking Statements or Cautionary Statements, see “Risk Factors” in this Annual Report.

PART I

ITEM 1.	BUSINESS
Development of Business
Suburban Propane Partners, L.P. (the “Partnership”), a publicly traded Delaware limited partnership, is a nationwide marketer and distributor of a diverse array of products meeting the energy needs of our customers. We specialize in the distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In support of our core marketing and distribution operations, we install and service a variety of home comfort equipment, particularly in the areas of heating and ventilation. We believe, based on LP/Gas Magazine dated February 2009, that we are the fourth largest retail marketer of propane in the United States, measured by retail gallons sold in the year 2008. As of September 26, 2009, we were serving the energy needs of approximately 850,000 active residential, commercial, industrial and agricultural customers through approximately 300 locations in 30 states located primarily in the east and west coast regions of the United States, including Alaska. We sold approximately 343.9 million gallons of propane and 57.4 million gallons of fuel oil and refined fuels to retail customers during the year ended September 26, 2009. Together with our predecessor companies, we have been continuously engaged in the retail propane business since 1928.
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
In addition to the GP Exchange Transaction, the Partnership adopted the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), which amended the previous partnership agreement to, among other things, effectuate the GP Exchange Transaction. Under the Partnership Agreement, the General Partner will continue to be the general partner of both the Partnership and the Operating Partnership, but its general partner interests will have no economic value (which means that such general partner interests do not entitle the holder thereof to any cash distributions of either partnership, or to any cash payment upon the liquidation of either partnership, or any other economic rights in either partnership). Following the GP Exchange Transaction and the consummation of the Distribution Agreement, the sole member of the General Partner is the Chief Executive Officer of the Partnership and the General Partner holds 784 Common Units received in the GP Exchange Transaction. The Partnership continues to own all of the limited partner interests in the Operating Partnership, with 0.1% thereof held through a limited liability company, wholly-owned (directly and indirectly) by the Partnership. Additionally, under the Partnership Agreement no IDRs are outstanding and no provisions for future IDRs are contained in the Partnership Agreement. The Common Units represent 100% of the limited partner interests in the Partnership.

Subsidiaries of the Operating Partnership include Suburban Sales and Service, Inc. (the “Service Company”), which conducts a portion of the Partnership’s service work and appliance and parts businesses. The Service Company is the sole member of Gas Connection, LLC (d/b/a HomeTown Hearth & Grill), and Suburban Franchising, LLC. HomeTown Hearth & Grill sells and installs natural gas and propane gas grills, fireplaces and related accessories and supplies through four retail stores in the northwest and northeast regions as of September 26, 2009. Suburban Franchising creates and develops propane related franchising business opportunities.
Through an acquisition in fiscal 2004, we transformed our business from a marketer of a single fuel into one that provides multiple energy solutions, with expansion into the marketing and distribution of fuel oil and refined fuels, as well as the marketing of natural gas and electricity. Our fuel oil and refined fuels, natural gas and electricity and services businesses are structured as corporate entities (collectively referred to as “Corporate Entities”) and, as such, are subject to corporate level income tax.
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
Upon written request or through a link from our website at www.suburbanpropane.com, we will provide, without charge, copies of our Annual Report on Form 10-K for the year ended September 26, 2009, each of the Quarterly Reports on Form 10-Q, current reports filed or furnished on Form 8-K and all amendments to such reports as soon as is reasonably practicable after such reports are electronically filed with or furnished to the SEC. Requests should be directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.
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
Selective Acquisitions of Complementary Businesses or Assets. Externally, we seek to extend our presence or diversify our product offerings through selective acquisitions. Our acquisition strategy is to focus on businesses with a relatively steady cash flow that will extend our presence in strategically attractive markets, complement our existing business segments or provide an opportunity to diversify our operations with other energy-related assets. While we are active in this area, we are also very patient and deliberate in evaluating acquisition candidates. There were no acquisitions completed during fiscal 2009, 2008 or 2007 as we focused internally on driving efficiencies and reducing costs. However, during fiscal 2007 we completed a non-cash transaction in which we disposed of nine customer service centers considered to be in markets that were non-strategic to our operations in exchange for three customer service centers located in Alaska, thus expanding our presence in this strategically attractive market.
Selective Disposition of Non-Strategic Assets. We continuously evaluate our existing facilities to identify opportunities to optimize our return on assets by selectively divesting operations in slower growing markets, generating proceeds that can be reinvested in markets that present greater opportunities for growth. Our objective is to fully exploit the growth and profit potential of all of our assets. In that regard, in fiscal 2008 we completed the sale of our Tirzah, South Carolina underground granite propane storage cavern, and associated 62-mile pipeline, for approximately $53.7 million in net proceeds which have been reinvested in the business.
Business Segments
We manage and evaluate our operations in five operating segments, three of which are reportable segments: Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity. These business segments are described below. See the Notes to the Consolidated Financial Statements included in this Annual Report for financial information about our business segments.
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
Product Distribution and Marketing
We distribute propane through a nationwide retail distribution network consisting of approximately 300 locations in 30 states as of September 26, 2009. Our operations are concentrated in the east and west coast regions of the United States, including Alaska. As of September 26, 2009, we serviced approximately 702,000 active propane customers. Typically, our customer service centers are located in suburban and rural areas where natural gas is not readily available. Generally, these customer service centers consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. Most of our residential customers receive their propane supply through an automatic delivery system that eliminates the customer’s need to make an affirmative purchase decision. These deliveries are scheduled through computer technology, based upon each customer’s historical consumption patterns and prevailing weather conditions. Additionally, as is common practice in the industry, we offer our customers a budget payment plan whereby the customer’s estimated annual propane purchases and service contracts are paid for in a series of estimated equal monthly payments over a twelve-month period. From our customer service centers, we also sell, install and service equipment to customers who purchase propane from us including heating and cooking appliances, hearth products and supplies and, at some locations, propane fuel systems for motor vehicles.
We sell propane primarily to six customer markets: residential, commercial, industrial (including engine fuel), agricultural, other retail users and wholesale. Approximately 96% of the propane gallons sold by us in fiscal 2009 were to retail customers: 44% to residential customers, 31% to commercial customers, 8% to industrial customers, 6% to agricultural customers and 11% to other retail users. The balance of approximately 4% of the propane gallons sold by us in fiscal 2009 was for risk management activities and wholesale customers. Sales to residential customers in fiscal 2009 accounted for approximately 61% of our margins on retail propane sales, reflecting the higher-margin nature of the residential market. No single customer accounted for 10% or more of our propane revenues during fiscal 2009.
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

Supply
Our propane supply is purchased from approximately 52 oil companies and natural gas processors at approximately 125 supply points located in the United States and Canada. We make purchases primarily under one-year agreements that are subject to annual renewal, and also purchase propane on the spot market. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on prevailing market prices. Some of these agreements provide maximum and minimum seasonal purchase guidelines. Propane is generally transported from refineries, pipeline terminals, storage facilities (including our storage facility in Elk Grove, California) and coastal terminals to our customer service centers by a combination of common carriers, owner-operators and railroad tank cars. See Item 2 of this Annual Report.
Historically, supplies of propane have been readily available from our supply sources. Although we make no assurance regarding the availability of supplies of propane in the future, we currently expect to be able to secure adequate supplies during fiscal 2010. During fiscal 2009, Targa Liquids Marketing and Trade (“Targa”) and LDH Energy Mont Belvieu, L.P. (“LDH”) provided approximately 19% and 12% of our total propane purchases, respectively. The availability of our propane supply is dependent on several factors, including the severity of winter weather and the price and availability of competing fuels, such as natural gas and fuel oil. We believe that if supplies from Targa or LDH were interrupted, we would be able to secure adequate propane supplies from other sources without a material disruption of our operations. Nevertheless, the cost of acquiring such propane might be higher and, at least on a short-term basis, margins could be affected. Approximately 95% of our total propane purchases were from domestic suppliers in fiscal 2009.
We seek to reduce the effect of propane price volatility on our product costs and to help ensure the availability of propane during periods of short supply. We are currently a party to forward and option contracts with various third parties to purchase and sell propane at fixed prices in the future. These activities are monitored by our senior management through enforcement of our Hedging and Risk Management Policy. See Items 7 and 7A of this Annual Report.
We own and operate a large propane storage facility in California. We also operate smaller storage facilities in other locations and have rights to use storage facilities in additional locations (including our former facility in Tirzah, South Carolina). These storage facilities enable us to buy and store large quantities of propane particularly during periods of low demand, which generally occur during the summer months. This practice helps ensure a more secure supply of propane during periods of intense demand or price instability. As of September 26, 2009, the majority of our storage capacity in California was leased to third parties.
Competition
According to the U.S. Census Bureau, in a 2008 American Community Survey on house heating fuel, propane accounts for approximately 5% of household energy consumption in the United States. This level has not changed materially over the previous two decades. As an energy source, propane competes primarily with natural gas, electricity and fuel oil, principally on the basis of price, availability and portability.
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

In addition to competing with suppliers of other energy sources, our propane operations compete with other retail propane distributors. The retail propane industry is highly fragmented and competition generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry statistics contained in 2007 Sales of Natural Gas Liquids and Liquefied Refinery Gases, as published by the American Petroleum Institute in December 2008, and LP/Gas Magazine dated February 2009, the ten largest retailers, including us, account for approximately 37% of the total retail sales of propane in the United States. For fiscal years 2009 and 2007, no single marketer had a greater than 10% share of the total retail propane market in the United States. For fiscal year 2008 one marketer had more than a 10% share of the total retail propane market in the United States. Most of our customer service centers compete with five or more marketers or distributors. However, each of our customer service centers operates in its own competitive environment because retail marketers tend to locate in close proximity to customers in order to lower the cost of providing service. Our typical customer service center has an effective marketing radius of approximately 50 miles, although in certain rural areas the marketing radius may be extended by a satellite office.
Fuel Oil and Refined Fuels
Product Distribution and Marketing
We market and distribute fuel oil, kerosene, diesel fuel and gasoline to approximately 67,000 residential and commercial customers in the northeast region of the United States. Sales of fuel oil and refined fuels for fiscal 2009 amounted to 57.4 million gallons. Approximately 65% of the fuel oil and refined fuels gallons sold by us in fiscal 2009 were to residential customers, principally for home heating, 4% were to commercial customers, 1% were to agricultural and 4% to other users. Sales of diesel and gasoline accounted for the remaining 26% of total volumes sold in this segment during fiscal 2009. Fuel oil has a more limited use, compared to propane, for space and water heating in residential and commercial buildings. We sell diesel fuel and gasoline to commercial and industrial customers for use primarily to propel motor vehicles. Due to the low margin nature of the diesel fuel and gasoline businesses, at the end of fiscal 2005 we made a decision to reduce our emphasis on these activities and, in certain instances, exited the business.
Approximately 54% of our fuel oil customers receive their fuel oil under an automatic delivery system without the customer having to make an affirmative purchase decision. These deliveries are scheduled through computer technology, based upon each customer’s historical consumption patterns and prevailing weather conditions. Additionally, as is common practice in the industry, we offer our customers a budget payment plan whereby the customer’s estimated annual fuel oil purchases and service contracts are paid for in a series of estimated equal monthly payments over a twelve-month period. From our customer service centers, we also sell, install and service equipment to customers who purchase fuel oil from us including heating appliances.
Deliveries of fuel oil are usually made to customers by means of tankwagon trucks, which have capacities ranging from 2,500 gallons to 3,000 gallons. Fuel oil is pumped from the tankwagon truck into a stationary storage tank that is located on the customer’s premises, which is owned by the customer. The capacity of customer storage tanks ranges from approximately 275 gallons to approximately 1,000 gallons. No single customer accounted for 10% or more of our fuel oil revenues during fiscal 2009.
Supply
We obtain fuel oil and other refined fuels in either pipeline, truckload or tankwagon quantities, and have contracts with certain pipeline and terminal operators for the right to temporarily store fuel oil at 13 terminal facilities we do not own. We have arrangements with certain suppliers of fuel oil, which provide open access to fuel oil at specific terminals throughout the northeast. Additionally, a portion of our purchases of fuel oil are made at local wholesale terminal racks. In most cases, the supply contracts do not establish the price of fuel oil in advance; rather, prices are typically established based upon market prices at the time of delivery plus or minus a differential for transportation and volume discounts. We purchase fuel oil from more than 20 suppliers at approximately 60 supply points. While fuel oil supply is more susceptible to longer periods of supply constraint than propane, we believe that our supply arrangements will provide us with sufficient supply sources. Although we make no assurance regarding the availability of supplies of fuel oil in the future, we currently expect to be able to secure adequate supplies during fiscal 2010.

Competition
The fuel oil industry is a mature industry with total demand expected to remain relatively flat to moderately declining. The fuel oil industry is highly fragmented, characterized by a large number of relatively small, independently owned and operated local distributors. We compete with other fuel oil distributors offering a broad range of services and prices, from full service distributors to those that solely offer the delivery service. We have developed a wide range of sales programs and service offerings for our fuel oil customer base in an attempt to be viewed as a full service energy provider and to build customer loyalty. For instance, like most companies in the fuel oil business, we provide home heating equipment repair service to our fuel oil customers through our services business on a 24-hour a day basis. The fuel oil business unit also competes for retail customers with suppliers of alternative energy sources, principally natural gas, propane and electricity.
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
We serve nearly 76,000 natural gas and electricity customers in New York and Pennsylvania. During fiscal 2009, we sold approximately 3.6 million dekatherms of natural gas and 489.4 million kilowatt hours of electricity through the natural gas and electricity segment. Approximately 71% of our customers were residential households and the remainder was small commercial and industrial customers. New accounts are obtained through numerous marketing and advertising programs, including telemarketing and direct mail initiatives. Most local utility companies have established billing service arrangements whereby customers receive a single bill from the local utility company which includes distribution charges from the local utility company, as well as product charges for the amount of natural gas or electricity provided by AES and utilized by the customer. We have arrangements with several local utility companies that provide billing and collection services for a fee. Under these arrangements, we are paid by the local utility company for all or a portion of customer billings after a specified number of days following the customer billing with no further recourse to AES.
Supply of natural gas is arranged through annual supply agreements with major national wholesale suppliers. Pricing under the annual natural gas supply contracts is based on posted market prices at the time of delivery, and some contracts include a pricing formula that typically is based on prevailing market prices. The majority of our electricity requirements is purchased through the New York Independent System Operator (“NYISO”) under an annual supply agreement, as well as purchase arrangements through other national wholesale suppliers on the open market. Electricity pricing under the NYISO agreement is based on local market indices at the time of delivery. Competition is primarily with local utility companies, as well as other marketers of natural gas and electricity providing similar alternatives as AES.

All Other
We sell, install and service various types of whole-house heating products, air cleaners, humidifiers, hearth products and space heaters to the customers of our propane, fuel oil, natural gas and electricity products. Our supply needs are filled through supply arrangements with several large regional equipment manufacturers and distribution companies. Competition in this business segment is primarily with small, local heating and ventilation providers and contractors, as well as, to a lesser extent, other regional service providers. The focus of our ongoing service offerings are in support of the service needs of our existing customer base within our propane, refined fuels and natural gas and electricity business segments. Additionally, we have entered into arrangements with third-party service providers to complement and, in certain instances, supplement our existing service capabilities.
In addition, activities from our HomeTown Hearth & Grill and Suburban Franchising subsidiaries are also included in the all other business category.
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
Trademarks and Tradenames
We utilize a variety of trademarks and tradenames owned by us, including “Suburban Propane,” “Gas Connection,” “Suburban Cylinder Express” and “HomeTown Hearth & Grill.” Additionally, we hold rights to certain trademarks and tradenames, including “Agway Propane,” “Agway” and “Agway Energy Products” in connection with the distribution of petroleum-based fuel and sales and service of heating and ventilation. We regard our trademarks, tradenames and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products and services.
Government Regulation; Environmental and Safety Matters
We are subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes and can require the investigation and cleanup of environmental contamination. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA, also known as the “Superfund” law, imposes joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a “hazardous substance” into the environment. Propane is not a hazardous substance within the meaning of CERCLA, whereas some constituents contained in fuel oil are considered hazardous substances. We own real property at locations where such hazardous substances may be present as a result of prior activities.

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
Through an acquisition in fiscal 2004, we acquired certain properties with either known or probable environmental exposure, some of which are currently in varying stages of investigation, remediation or monitoring. Additionally, we identified that certain active sites acquired contained environmental conditions which required further investigation, future remediation or ongoing monitoring activities. The environmental exposures included instances of soil and/or groundwater contamination associated with the handling and storage of fuel oil, gasoline and diesel fuel. As of September 26, 2009, we had accrued environmental liabilities of $1.7 million representing the total estimated future liability for remediation and monitoring.
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
The Department of Homeland Security (“DHS”) has published regulations under 6 CFR Part 27 Chemical Facility Anti-Terrorism Standards. Our facilities are registered with the DHS — we have 468 facilities determined to be “Not a High Risk Chemical Facility” and 16 facilities determined to be Tier 4 (lowest level of security risk). Security Vulnerability Assessments for each of the 16 facilities have been submitted to DHS for review. Because our facilities are currently operating under the security programs developed under guidelines issued by the Department of Transportation, Department of Labor and Environmental Protection Agency, we do not anticipate that we will incur significant costs in order to comply with these DHS regulations.

On June 26, 2009, the U.S. House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey cap-and-trade legislation” (“ACESA”). The purpose of ACESA is to control and reduce emissions of “greenhouse gases” (“GHGs”) in the United States. GHGs are certain gases, including carbon dioxide and methane, that may contribute to the warming of the Earth’s atmosphere and other climatic changes. ACESA would establish an economy-wide cap on emissions of GHGs in the United States and would require certain regulated entities to obtain GHG emission “allowances” corresponding to the annual emission of GHGs attributable to their products or operations. Regulated entities under ACESA include producers of natural gas liquids (“NGLs”), local natural gas distribution companies and certain industrial facilities. Under ACESA, the number of authorized emission allowances would decline each year, resulting in an expected and progressive increase in the cost or value of the allowances. The net effect of maintaining emission allowances under ACESA would be to increase the costs associated with the combusting of carbon-based fuels such as natural gas, NGLs (including propane), and refined petroleum products.
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
Congress is currently considering legislation to impose restrictions on certain transactions involving derivatives, which could affect the use of derivatives in hedging transactions. ACESA contains provisions that would prohibit private energy commodity derivative and hedging transactions. ACESA would expand the power of the Commodity Futures Trading Commission (“CFTC”), to regulate derivative transactions related to energy commodities, including oil and natural gas, and to mandate clearance of such derivative contracts through registered derivative clearing organizations. Under ACESA, the CFTC’s expanded authority over energy derivatives would terminate upon the adoption of general legislation covering derivative regulatory reform. The Chairman of the CFTC has announced that the CFTC intends to conduct hearings to determine whether to set limits on trading and positions in commodities with finite supply, particularly energy commodities, such as crude oil, natural gas and other energy products. The CFTC also is evaluating whether position limits should be applied consistently across all markets and participants. In addition, the Treasury Department recently has indicated that it intends to propose legislation to subject all OTC derivative dealers and all other major OTC derivative market participants to substantial supervision and regulation, including by imposing conservative capital and margin requirements and strong business conduct standards. Derivative contracts that are not cleared through central clearinghouses and exchanges may be subject to substantially higher capital and margin requirements. Although it is not possible at this time to predict whether or when Congress may act on derivatives legislation or how any climate change bill approved by the Senate would be reconciled with ACESA, any laws or regulations that may be adopted that subject us to additional capital or margin requirements relating to, or to additional restrictions on, our hedging and commodity positions could have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activity.

Employees
As of September 26, 2009, we had 2,783 full time employees, of whom 493 were engaged in general and administrative activities (including fleet maintenance), 38 were engaged in transportation and product supply activities and 2,252 were customer service center employees. As of September 26, 2009, 61 of our employees were represented by 6 different local chapters of labor unions. We believe that our relations with both our union and non-union employees are satisfactory. From time to time, we hire temporary workers to meet peak seasonal demands.

ITEM 1A.	RISK FACTORS
You should carefully consider the specific risk factors set forth below as well as the other information contained or incorporated by reference in this Annual Report. Some factors in this section are Forward-Looking Statements. See “Disclosure Regarding Forward-Looking Statements” above.
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
Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. For example, average temperatures in our service territories were slightly warmer than normal for the year ended September 26, 2009 compared to 6% warmer than normal temperatures in both fiscal 2008 and fiscal 2007, as measured by the number of heating degree days reported by the National Oceanic and Atmospheric Administration. Furthermore, variations in weather in one or more regions in which we operate can significantly affect the total volume of propane, fuel oil and other refined fuels and natural gas we sell and, consequently, our results of operations. Variations in the weather in the northeast, where we have a greater concentration of higher margin residential accounts and substantially all of our fuel oil and natural gas operations, generally have a greater impact on our operations than variations in the weather in other markets. We can give no assurance that the weather conditions in any quarter or year will not have a material adverse effect on our operations, or that our available cash will be sufficient to pay principal and interest on our indebtedness and distributions to unitholders.
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
In addition to competing with other sources of energy, our propane and fuel oil businesses compete with other distributors principally on the basis of price, service, availability and portability. Competition in the retail propane business is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Our fuel oil business competes with fuel oil distributors offering a broad range of services and prices, from full service distributors to those offering delivery only. In addition, our existing fuel oil customers, unlike our existing propane customers, generally own their own tanks, which can result in intensified competition for these customers.
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
The national trend toward increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, has adversely affected the demand for propane and fuel oil by our retail customers which, in turn, has resulted in lower sales volumes to our customers. In addition, recent economic conditions may lead to additional conservation by retail customers seeking to further reduce their heating costs, particularly during periods of sustained higher commodity prices as has been the case over the past three fiscal years. Future technological advances in heating, conservation and energy generation may adversely affect our financial condition and results of operations.

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
The risk of terrorism and political unrest and the current hostilities in the Middle East or other energy producing regions may adversely affect the economy and the price and availability of propane, fuel oil and other refined fuels and natural gas.
Terrorist attacks and political unrest and the current hostilities in the Middle East or other energy producing regions may adversely impact the price and availability of propane, fuel oil and other refined fuels and natural gas, as well as our results of operations, our ability to raise capital and our future growth. The impact that the foregoing may have on our industry in general, and on us in particular, is not known at this time. An act of terror could result in disruptions of crude oil or natural gas supplies and markets (the sources of propane and fuel oil), and our infrastructure facilities could be direct or indirect targets. Terrorist activity may also hinder our ability to transport propane, fuel oil and other refined fuels if our means of supply transportation, such as rail or pipeline, become damaged as a result of an attack. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism could also affect our ability to raise capital. Terrorist activity and hostilities in the Middle East or other energy producing regions could likely lead to increased volatility in prices for propane, fuel oil and other refined fuels and natural gas. We have opted to purchase insurance coverage for terrorist acts within our property and casualty insurance programs, but we can give no assurance that our insurance coverage will be adequate to fully compensate us for any losses to our business or property resulting from terrorist acts.

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
Our operations are subject to all operating hazards and risks normally associated with handling, storing and delivering combustible liquids such as propane, fuel oil and other refined fuels. As a result, we have been, and are likely to continue to be, a defendant in various legal proceedings and litigation arising in the ordinary course of business. We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third-party insurance applies. We cannot guarantee that our insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that these levels of insurance will be available at economical prices, or that all legal matters that arise will be covered by our insurance programs.
If we are unable to make acquisitions on economically acceptable terms or effectively integrate such acquisitions into our operations, our financial performance may be adversely affected.
The retail propane and fuel oil industries are mature. We foresee only limited growth in total retail demand for propane and flat to moderately declining retail demand for fuel oil. With respect to our retail propane business, it may be difficult for us to increase our aggregate number of retail propane customers except through acquisitions. As a result, we expect the success of our financial performance to depend, in part, upon our ability to acquire other retail propane and fuel oil distributors or other energy-related businesses and to successfully integrate them into our existing operations and to make cost saving changes. The competition for acquisitions is intense and we can make no assurance that we will be able to acquire other propane and fuel oil distributors or other energy-related businesses on economically acceptable terms or, if we do, to integrate the acquired operations effectively.
The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the products and services we provide.
On June 26, 2009, the U.S. House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey cap-and-trade legislation” (“ACESA”). The purpose of ACESA is to control and reduce emissions of “greenhouse gases” (“GHGs”) in the United States. GHGs are certain gases, including carbon dioxide and methane, that may contribute to the warming of the Earth’s atmosphere and other climatic changes. ACESA would establish an economy-wide cap on emissions of GHGs in the United States and would require certain regulated entities to obtain GHG emission “allowances” corresponding to the annual emission of GHGs attributable to their products or operations. Regulated entities under ACESA include producers of natural gas liquids (“NGLs”), local natural gas distribution companies, and certain industrial facilities. Under ACESA, the number of authorized emission allowances would decline each year, resulting in an expected and progressive increase in the cost or value of the allowances. The net effect of maintaining emission allowances under ACESA would be to increase the costs associated with the combusting of carbon-based fuels such as natural gas, NGLs (including propane), and refined petroleum products.

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
Congress is currently considering legislation to impose restrictions on certain transactions involving derivatives, which could affect the use of derivatives in hedging transactions. ACESA contains provisions that would prohibit private energy commodity derivative and hedging transactions. ACESA would expand the power of the Commodity Futures Trading Commission, (“CFTC”), to regulate derivative transactions related to energy commodities, including oil and natural gas, and to mandate clearance of such derivative contracts through registered derivative clearing organizations. Under ACESA, the CFTC’s expanded authority over energy derivatives would terminate upon the adoption of general legislation covering derivative regulatory reform. The Chairman of the CFTC has announced that the CFTC intends to conduct hearings to determine whether to set limits on trading and positions in commodities with finite supply, particularly energy commodities, such as crude oil, natural gas and other energy products. The CFTC also is evaluating whether position limits should be applied consistently across all markets and participants. In addition, the Treasury Department recently has indicated that it intends to propose legislation to subject all OTC derivative dealers and all other major OTC derivative market participants to substantial supervision and regulation, including by imposing conservative capital and margin requirements and strong business conduct standards. Derivative contracts that are not cleared through central clearinghouses and exchanges may be subject to substantially higher capital and margin requirements. Although it is not possible at this time to predict whether or when Congress may act on derivatives legislation or how any climate change bill approved by the Senate would be reconciled with ACESA, any laws or regulations that may be adopted that subject us to additional capital or margin requirements relating to, or to additional restrictions on, our hedging and commodity positions could have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activity.
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
The amount of cash we generate may fluctuate based on our performance and other factors, including:
•	the impact of the risks inherent in our business operations, as described above;
•	required principal and interest payments on our debt and restrictions contained in our debt instruments;
•	issuances of debt and equity securities;
•	our ability to control expenses;
•	fluctuations in working capital;
•	capital expenditures; and
•	financial, business and other factors, a number which will be beyond our control.

Our Third Amended and Restated Agreement of Limited Partnership, as amended (“Partnership Agreement”), gives our Board of Supervisors broad discretion in establishing cash reserves for, among other things, the proper conduct of our business. These cash reserves will affect the amount of cash available for distributions.
We have substantial indebtedness. Our debt agreements may limit our ability to make distributions to unitholders, as well as our financial flexibility.
As of September 26, 2009, we had total outstanding borrowings of $350.0 million, including $250.0 million of senior notes issued by the Partnership and our wholly-owned subsidiary, Suburban Energy Finance Corporation, and $100.0 million of borrowings outstanding under the Operating Partnership’s revolving credit facility. The payment of principal and interest on our debt will reduce the cash available to make distributions on our common units. In addition, we will not be able to make any distributions to our unitholders if there is, or after giving effect to such distribution, there would be, an event of default under the indenture governing the senior notes. The amount of distributions that the Partnership makes to its unitholders is limited by the senior notes, and the amount of distributions that the Operating Partnership may make to the Partnership is limited by the revolving credit facility.
The revolving credit facility and the senior notes both contain various restrictive and affirmative covenants applicable to us and the Operating Partnership, respectively, including (a) restrictions on the incurrence of additional indebtedness, and (b) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The revolving credit facility contains certain financial covenants: (i) requiring our consolidated interest coverage ratio, as defined, to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (ii) prohibiting our total consolidated leverage ratio, as defined, from being greater than 4.5 to 1.0 as of the end of any fiscal quarter; and (iii) prohibiting the senior secured consolidated leverage ratio, as defined, of the Operating Partnership from being greater than 3.0 to 1.0 as of the end of any fiscal quarter. Under the senior note indenture, we are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and our consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We and the Operating Partnership were in compliance with all covenants and terms of the senior notes and the revolving credit facility as of September 26, 2009.
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
Some provisions of our Partnership Agreement may discourage, delay or prevent third parties from acquiring us, even if doing so would be beneficial to our unitholders. For example, our Partnership Agreement contains a provision, based on Section 203 of the Delaware General Corporation Law, that generally prohibits the Partnership from engaging in a business combination with a 15% or greater unitholder for a period of three years following the date that person or entity acquired at least 15% of our outstanding common units, unless certain exceptions apply. Additionally, our Partnership Agreement sets forth advance notice procedures for a unitholder to nominate a Supervisor to stand for election, which procedures may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of Supervisors or otherwise attempting to obtain control of the Partnership. These nomination procedures may not be revised or repealed, and inconsistent provisions may not be adopted, without the approval of the holders of at least 66 2/3% of the outstanding common units. These provisions may have an anti-takeover effect with respect to transactions not approved in advance by our Board of Supervisors, including discouraging attempts that might result in a premium over the market price of the common units held by our unitholders.
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
•
unitholders’ rights to act together to remove or replace the General Partner or take other actions under our Partnership Agreement are deemed to constitute “participation in the control” of our business for purposes of the state’s limited partnership statute.

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
Our Partnership Agreement generally allows us to issue additional limited partner interests and other equity securities without the approval of our unitholders. Therefore, when we issue additional common units or securities ranking on a parity with the common units, each unitholder’s proportionate partnership interest will decrease, and the amount of cash distributed on each common unit and the market price of common units could decrease. The issuance of additional common units will also diminish the relative voting strength of each previously outstanding common unit. In addition, the issuance of additional common units will, over time, result in the allocation of additional taxable income, representing built-in gains at the time of the new issuance, to those unitholders that existed prior to the new issuance.

Tax Risks to Unitholders
Our tax treatment depends on our status as a partnership for federal income tax purposes. The Internal Revenue Service (“IRS”) could treat us as a corporation, which would substantially reduce the cash available for distribution to unitholders.
The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We believe that, under current law, we will be classified as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter affecting us. The IRS may adopt positions that differ from the positions we take. In addition, current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level federal income taxation. Members of Congress have proposed substantive changes to the current federal income tax laws that would affect certain publicly traded partnerships and legislation that would eliminate partnership tax treatment for certain publicly traded partnerships. Although no legislation is currently pending that would affect our tax treatment as a partnership, we are unable to predict whether any such changes or other proposals will ultimately be enacted. Any modification to the U.S. tax laws and interpretations thereof may or may not be applied retroactively. If we were treated as a corporation for federal income tax purposes, we would be required to pay tax on our income at corporate tax rates (currently a maximum of U.S. federal rate of 35%) and likely would be required to pay state income tax at varying rates. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, our treatment as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Any such changes could negatively impact our ability to make distributions and also impact the value of an investment in our common units.
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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. If the IRS were to challenge this method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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
As of September 26, 2009, we owned approximately 75% of our customer service center and satellite locations and leased the balance of our retail locations from third parties. We own and operate a 22 million gallon refrigerated, aboveground propane storage facility in Elk Grove, California. Additionally, we own our principal executive offices located in Whippany, New Jersey.
The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 26, 2009, we had a fleet of 8 transport truck tractors, of which we owned two, and 23 railroad tank cars, of which we owned none. In addition, as of September 26, 2009 we had 773 bobtail and rack trucks, of which we owned approximately 40%, 112 fuel oil tankwagons, of which we owned approximately 39%, and 1,051 other delivery and service vehicles, of which we owned approximately 49%. We lease the vehicles we do not own. As of September 26, 2009, we also owned approximately 717,751 customer propane storage tanks with typical capacities of 100 to 500 gallons, 150,839 customer propane storage tanks with typical capacities of over 500 gallons and 257,479 portable propane cylinders with typical capacities of five to ten gallons.

ITEM 3.	LEGAL PROCEEDINGS
Litigation
Our operations are subject to all operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. As a result, we have been, and will continue to be, a defendant in various legal proceedings and litigation arising in the ordinary course of business. We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. We believe that the self-insured retentions and coverage we maintain are reasonable and prudent. Although any litigation is inherently uncertain, based on past experience, the information currently available to us, and the amount of our self-insurance reserves for known and unasserted self-insurance claims (which was approximately $52.2 million at September 26, 2009), we do not believe that these pending or threatened litigation matters, or known claims or known contingent claims, will have a material adverse effect on our results of operations, financial condition or cash flow. For the portion of our estimated self-insurance liability that exceeds our deductibles, we record a corresponding asset related to the amount of the liability covered by insurance (which was approximately $14.8 million at September 26, 2009).

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The 2009 Tri-Annual Meeting of the Partnership’s Unitholders (the “Tri-Annual Meeting”) was held on July 22, 2009. At the Tri-Annual Meeting, the Unitholders re-elected to the Board of Supervisors, for a three-year term, all six nominees proposed by the Board:

Nominee	For	Withheld
Harold R. Logan, Jr.	30,441,054	838,790
John Hoyt Stookey	30,301,633	978,211
Dudley C. Mecum	30,320,031	959,813
John D. Collins	30,166,800	1,113,044
Jane Swift	30,378,578	901,266
Michael J. Dunn, Jr.	30,415,930	863,914
At the Tri-Annual Meeting, the Unitholders also approved the following proposals:
Adoption of the Partnership’s 2009 Restricted Unit Plan, including the authorization of 1,200,000 Common Units to be available for grant under the plan:

			Broker
For	Against	Abstain	Non-Votes
15,829,007	2,251,830	578,168	12,620,839
Adjournment of the Tri-Annual Meeting, if necessary, to solicit additional proxies:

			Broker
For	Against	Abstain	Non-Votes
28,923,408	1,726,994	626,942	2,500

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF UNITS
(a) Our Common Units, representing limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange (“NYSE”) under the symbol SPH. As of November 23, 2009, there were 745 Common Unitholders of record. The following table presents, for the periods indicated, the high and low sales prices per Common Unit, as reported on the NYSE, and the amount of quarterly cash distributions declared and paid per Common Unit in respect of each quarter.

			Cash Distribution
	Common Unit Price Range		Declared per
	High	Low	Common Unit
Fiscal 2009
First Quarter	$35.46	$20.40	$0.8100
Second Quarter	41.60	31.00	0.8150
Third Quarter	42.98	35.81	0.8250
Fourth Quarter	46.41	39.79	0.8300

Fiscal 2008
First Quarter	$48.50	$40.00	$0.7625
Second Quarter	42.43	34.00	0.7750
Third Quarter	42.60	37.88	0.8000
Fourth Quarter	39.59	33.13	0.8050
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

	Year Ended
	September 26,	September 27,	September 29,	September 30,	September 24,
	2009	2008	2007	2006 (a)	2005
Statement of Operations Data
Revenues	$1,143,154	$1,574,163	$1,439,563	$1,657,130	$1,615,555
Costs and expenses	932,539	1,424,035	1,273,482	1,521,316	1,546,531
Restructuring charges and severance costs (b)	—	—	1,485	6,076	2,775
Impairment of goodwill (c)	—	—	—	—	656
Income before interest expense, loss on debt extinguishment and provision for income taxes (d)	210,615	150,128	164,596	129,738	65,593
Interest expense, net	38,267	37,052	35,596	40,680	40,374
Loss on debt extinguishment (e)	4,624	—	—	—	36,242
Provision for income taxes	2,486	1,903	5,653	764	803
Income (loss) from continuing operations (d)	165,238	111,173	123,347	88,294	(11,826)
Discontinued operations:
Gain on disposal of discontinued operations (f)	—	43,707	1,887	—	976
Income from discontinued operations	—	—	2,053	2,446	2,774
Net income (loss)	165,238	154,880	127,287	90,740	(8,076)
Income (loss) from continuing operations per Common Unit — basic	4.99	3.39	3.79	2.76	(0.38)
Net income (loss) per Common Unit — basic (g)	4.99	4.72	3.91	2.84	(0.26)
Net income (loss) per Common Unit — diluted (g)	4.96	4.70	3.89	2.83	(0.26)
Cash distributions declared per unit	$3.26	$3.09	$2.76	$2.48	$2.45

Balance Sheet Data (end of period)
Cash and cash equivalents	$163,173	$137,698	$96,586	$60,571	$14,411
Current assets	307,556	359,551	295,940	236,027	236,803
Total assets	977,514	1,035,713	988,947	945,566	959,305
Current liabilities, excluding short-term borrowings and current portion of long-term borrowings	180,059	226,056	206,011	191,195	193,851
Total debt	349,415	531,772	548,538	548,304	575,295
Other long-term liabilities	88,323	57,809	68,121	105,366	114,043
Partners’ capital — Common Unitholders	421,005	264,231	208,230	170,151	159,199
Partner’s (deficit) capital — General Partner	$—	$—	$—	$(1,969)	$(1,779)

Statement of Cash Flows Data
Cash provided by (used in)
Operating activities	$246,551	$120,517	$145,957	$170,321	$39,005
Investing activities	(16,852)	36,630	(19,689)	(19,092)	(24,631)
Financing activities	$(204,224)	$(116,035)	$(90,253)	$(105,069)	$(53,444)

Other Data
Depreciation and amortization — continuing operations	$30,343	$28,394	$28,790	$32,653	$37,260
Depreciation and amortization — discontinued operations	—	—	452	498	502
EBITDA (h)	236,334	222,229	197,778	165,335	70,863
Adjusted EBITDA (h)	234,621	220,465	205,333	150,863	68,366
Capital expenditures — maintenance and growth (i)	21,837	21,819	26,756	23,057	29,301
Retail gallons sold
Propane	343,894	386,222	432,526	466,779	516,040
Fuel oil and refined fuels	57,381	76,515	104,506	145,616	244,536
(a)	Fiscal 2006 includes 53 weeks of operations compared to 52 weeks in each of fiscal 2009, 2008, 2007 and 2005.

(b)
During fiscal 2007, we incurred $1.5 million in charges associated with severance for positions eliminated unrelated to any specific plan of restructuring. During fiscal 2006, we incurred $6.1 million in restructuring charges associated primarily with severance costs from our field realignment efforts initiated during the fourth quarter of fiscal 2005, including the restructuring of our services business. During fiscal 2005, we incurred $2.8 million in restructuring charges associated primarily with severance costs from the realignment of our field operations.

(c)	During fiscal 2005, we recorded a non-cash charge of $0.7 million related to the impairment of goodwill in our all other category.

(d)
These amounts include gains from the disposal of property, plant and equipment of $0.7 million for fiscal 2009, $2.3 million for fiscal 2008, $2.8 million for fiscal 2007, $1.0 million for fiscal 2006 and $2.0 million for fiscal 2005.

(e)
During fiscal 2009, we purchased $175.0 million aggregate principal amount of the 2003 Senior Notes through a cash tender offer. In connection with the tender offer, we recognized a loss on the extinguishment of debt of $4.6 million in the fourth quarter of fiscal 2009, consisting of $2.8 million for the tender premium and related fees, as well as the write-off of $1.8 million in unamortized debt origination costs and unamortized discount. During fiscal 2005, we incurred a charge of $36.2 million as a result of our March 31, 2005 debt refinancing to reflect the loss on debt extinguishment associated with a prepayment premium of $32.0 million and the write-off of $4.2 million of unamortized bond issuance costs associated with the previously outstanding senior notes.

(f)
Gain on disposal of discontinued operations for fiscal 2008 of $43.7 million reflects the October 2, 2007 sale of our Tirzah, South Carolina underground granite propane storage cavern, and associated 62-mile pipeline, for $53.7 million in net proceeds (the “Tirzah Sale”). Gain on disposal of discontinued operations for fiscal 2007 of $1.9 million reflects the exchange, in a non-cash transaction, of nine non-strategic customer service centers for three customer service centers of another company in Alaska, as well as the sale of three additional customer service centers for net cash proceeds of $1.3 million. Gain on disposal of discontinued operations for fiscal 2005 of $1.0 million reflects the finalization of certain purchase price adjustments with the buyer of the customer service centers sold during fiscal 2004. The gains on disposal have been accounted for within discontinued operations. Prior period results of operations attributable to the customer service centers sold during fiscal 2007 were not significant and, as such, prior period results were not reclassified to remove financial results from continuing operations. The prior period results of operations attributable to the sale of our Tirzah, South Carolina storage cavern and associated pipeline have been reclassified to remove financial results from continuing operations.

(g)
Computations of basic earnings per Common Unit for the years ended September 26, 2009, September 27, 2008 and September 29, 2007 were performed by dividing net income by the weighted average number of outstanding Common Units, and restricted units granted under our restricted unit plans to retirement-eligible grantees. For fiscal 2006, earnings per Common Unit were performed using the two-class method when participating securities exist, as applicable. The two-class method is an earnings allocation formula that computes earnings per unit for each class of Common Unit and participating security according to distributions declared and participating rights in undistributed earnings, as if all of the earnings were distributed to the limited partners and the General Partner (inclusive of the previously outstanding IDRs of the General Partner which were considered participating securities for purposes of the two-class method). Net income was allocated to the Common Unitholders and the General Partner in accordance with their respective partnership ownership interests, after giving effect to any priority income allocations for IDRs of the General Partner. As a result of the GP Exchange Transaction on October 19, 2006, the two-class method of computing income per Common Unit under is no longer applicable.

The requirements of the two-class method do not apply to the computation of earnings per Common Unit in periods in which a net loss is reported and therefore did not have any impact on loss per Common Unit for the year ended September 24, 2005. Application of the two-class method had a dilutive effect on income per Common Unit of $0.07 for the year ended September 30, 2006. Basic net loss per Common Unit for the year ended September 24, 2005 was computed by dividing net loss, after deducting our General Partner’s interest, by the weighted average number of outstanding Common Units, and restricted units granted under our restricted unit plans to retirement-eligible grantees. Diluted net loss per Common Unit for the same period was computed by dividing net loss, after deducting our General Partner’s interest, by the weighted average number of outstanding Common Units and unvested restricted units under our restricted unit plans. For purposes of the computation of income per Common Unit for the year ended September 29, 2007, earnings that would have been allocated to the General Partner for the period prior to the GP Exchange Transaction were not significant.

(h)
EBITDA represents net income before deducting interest expense, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA excluding the unrealized net gain or loss on mark-to-market activity for derivative instruments. Our management uses EBITDA and Adjusted EBITDA as measures of liquidity and we are including them because we believe that they provide our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. In addition, certain of our incentive compensation plans covering executives and other employees utilize Adjusted EBITDA as the performance target. Moreover, our revolving credit agreement requires us to use Adjusted EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA and Adjusted EBITDA are not recognized terms under generally accepted accounting principles (“GAAP”) and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with GAAP. Because EBITDA and Adjusted EBITDA as determined by us excludes some, but not all, items that affect net income, they may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other companies.

The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of EBITDA and Adjusted EBITDA, as so calculated, to our net cash provided by operating activities (amounts in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2009	2008	2007	2006	2005

Net income (loss)	$165,238	$154,880	$127,287	$90,740	$(8,076)
Add:
Provision for income taxes	2,486	1,903	5,653	764	803
Interest expense, net	38,267	37,052	35,596	40,680	40,374
Depreciation and amortization
Continuing operations	30,343	28,394	28,790	32,653	37,260
Discontinued operations	—	—	452	498	502

EBITDA	236,334	222,229	197,778	165,335	70,863
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(1,713)	(1,764)	7,555	(14,472)	(2,497)

Adjusted EBITDA	234,621	220,465	205,333	150,863	68,366
Add (subtract):
Provision for income taxes — current	(1,101)	(626)	(1,853)	(764)	(803)
Interest expense, net	(38,267)	(37,052)	(35,596)	(40,680)	(40,374)
Loss on debt extinguishment	4,624	—	—	—	36,242
Unrealized (non-cash) gains (losses) on changes in fair value of derivatives	1,713	1,764	(7,555)	14,472	2,497
Compensation cost recognized under
Restricted Unit Plan	2,396	2,156	3,014	2,221	1,805
Gain on disposal of property, plant and equipment, net	(650)	(2,252)	(2,782)	(1,000)	(2,043)
Gain on disposal of discontinued operations	—	(43,707)	(1,887)	—	(976)
Pension settlement charge	—	—	3,269	4,437	—
Changes in working capital and other assets and liabilities	43,215	(20,231)	(15,986)	40,772	(25,709)

Net cash provided by operating activities	$246,551	$120,517	$145,957	$170,321	$39,005

(i)
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
Under our hedging and risk management strategy, realized gains or losses on futures or option contracts will typically offset losses or gains on the physical inventory once the product is sold to customers at market prices. However, as a result of lower than expected volumes primarily attributable to customer conservation, we realized losses under certain futures positions in fiscal 2008 that were not fully offset by sales of the physical product. Accordingly, our risk management activities had a negative effect on earnings of approximately $10.8 million during fiscal 2008 as a result of realized losses on futures contracts that were not fully offset by sales of physical product. See Item 7A of this Annual Report for a further discussion of risk management activities.
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

Allowances for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate our allowances for doubtful accounts using a specific reserve for known or anticipated uncollectible accounts, as well as an estimated reserve for potential future uncollectible accounts taking into consideration our historical write-offs. If the financial condition of one or more of our customers were to deteriorate resulting in an impairment in their ability to make payments, additional allowances could be required. As a result of our large customer base, which is comprised of approximately 850,000 customers, no individual customer account is material. Therefore, while some variation to actual results occurs, historically such variability has not been material. Schedule II, Valuation and Qualifying Accounts, provides a summary of the changes in our allowances for doubtful accounts during the period.
Pension and Other Postretirement Benefits. We estimate the rate of return on plan assets, the discount rate used to estimate the present value of future benefit obligations and the expected cost of future health care benefits in determining our annual pension and other postretirement benefit costs. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in market conditions may materially affect our pension and other postretirement benefit obligations and our future expense. See “Liquidity and Capital Resources — Pension Plan Assets and Obligations” below for additional disclosure regarding pension benefits.
With other assumptions held constant, an increase of 100 basis points in the discount rate would have an estimated favorable impact of $0.2 million on net pension and postretirement benefit costs and an increase of 100 basis points in the expected rate of return assumption would have an estimated favorable impact of $1.2 million on net pension benefit costs. With other assumptions held constant, a decrease of 100 basis points in the discount rate would have an estimated unfavorable impact of $0.2 million on net pension and postretirement benefit costs and a decrease of 100 basis points in the expected rate of return assumption would have an estimated unfavorable impact of $1.2 million on net pension benefit costs.
Self-Insurance Reserves. Our accrued self-insurance reserves represent the estimated costs of known and anticipated or unasserted claims under our general and product, workers’ compensation and automobile insurance policies. Accrued insurance provisions for unasserted claims arising from unreported incidents are based on an analysis of historical claims data. For each unasserted claim, we record a self-insurance provision up to the estimated amount of the probable claim utilizing actuarially determined loss development factors applied to actual claims data. Our self-insurance provisions are susceptible to change to the extent that actual claims development differs from historical claims development. We maintain insurance coverage wherein our net exposure for insured claims is limited to the insurance deductible, claims above which are paid by our insurance carriers. For the portion of our estimated self-insurance liability that exceeds our deductibles, we record an asset related to the amount of the liability expected to be paid by the insurance companies. Historically, we have not experienced significant variability in our actuarial estimates for claims incurred but not reported. Accrued insurance provisions for reported claims are reviewed at least quarterly, and our assessment of whether a loss is probable and/or reasonably estimable is updated as necessary. Due to the inherently uncertain nature of, in particular, product liability claims, the ultimate loss may differ materially from our estimates. However, because of the nature of our insurance arrangements, those material variations historically have not, nor are they expected in the future to have, a material impact on our results of operations or financial position.

Results of Operations and Financial Condition
Net income for fiscal 2009 amounted to $165.2 million, or $4.99 per Common Unit, an increase of $10.3 million, or 6.6%, compared to net income of $154.9 million, or $4.72 per Common Unit, in fiscal 2008. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased $14.1 million, or 6.3%, to $236.3 million in fiscal 2009 compared to $222.2 million for fiscal 2008. Net income and EBITDA for fiscal 2009 included a loss on debt extinguishment of $4.6 million associated with the debt tender offer completed during the fourth quarter of fiscal 2009. Net income and EBITDA for fiscal 2008 included a gain (reported within discontinued operations) of $43.7 million from the sale of our Tirzah, South Carolina underground propane storage cavern and associated 62-mile pipeline. Therefore, excluding the effects of these significant items on our earnings for both periods, EBITDA increased $62.4 million, or 35.0%, in fiscal 2009 compared to the prior year.
In addition to the increased earnings, fiscal 2009 included several notable achievements, including: (i) a $185 million reduction in total debt; (ii) the refinancing of our revolving credit facility to a new four-year facility on favorable terms relative to an otherwise challenging credit market; (iii) an upgrade to our credit ratings by both Moody’s Investors Service and Standard & Poor’s; (iv) the successful issuance of 2,430,934 Common Units, the proceeds of which were used to fund a portion of the debt reduction; and, (v) an increase of $0.10 per Common Unit, or 3.1%, in the annualized distribution rate compared to the end of fiscal 2008. We ended fiscal 2009 with $163.2 million of cash on hand, an increase of $25.5 million compared to the end of fiscal 2008, despite the use of cash for a portion of the debt reduction.
Revenues of $1,143.2 million decreased $431.0 million, or 27.4%, compared to $1,574.2 million in the prior year, primarily as a result of a decline in average selling prices associated with lower commodity prices and, to a lesser extent, lower sales volumes. Retail propane gallons sold for fiscal 2009 decreased 42.3 million gallons, or 11.0%, to 343.9 million gallons from 386.2 million gallons in fiscal 2008. Sales of fuel oil and other refined fuels decreased 19.1 million gallons, or 25.0%, to 57.4 million gallons compared to 76.5 million gallons in the prior year. Overall average temperatures in our service territories for fiscal 2009 were 5% colder than the prior year. The favorable volume impact from the colder average temperatures was more than offset by declines in commercial and industrial volumes resulting from the recession and, to a lesser extent, continued customer conservation.
In the commodities markets, average posted prices for propane and fuel oil during fiscal 2009 were 51.7% and 46.1% lower, respectively, compared to fiscal 2008. Cost of products sold declined $499.0 million, or 48.0%, to $540.4 million in fiscal 2009 compared to $1,039.4 million in the prior year. The sharp decline in commodity prices, particularly during the first half of fiscal 2009, compared to the historically high commodity prices reached during fiscal 2008, resulted in a reduction in product costs that outpaced the decline in average selling prices. In addition, during fiscal 2008 we reported realized losses from risk management activities that were not fully offset by sales of the physical product, resulting in a $10.8 million reduction to cost of products sold in fiscal 2009 compared to the prior year. Cost of products sold for fiscal 2009 and fiscal 2008 included a $1.7 million and $1.8 million unrealized (non-cash) gain, respectively, attributable to the mark-to-market adjustment for derivative instruments used in risk management activities.
Combined operating and general and administrative expenses of $361.8 million increased $5.6 million, or 1.6%, compared to $356.2 million in the prior year, primarily due to higher variable compensation associated with higher earnings, partially offset by continued savings in payroll and vehicle expenses attributable to further operating efficiencies and lower diesel costs, as well as lower bad debt expense.
Net interest expense increased $1.2 million, or 3.2%, to $38.3 million in fiscal 2009 compared to $37.1 million in fiscal 2008 as a result of lower interest income earned on invested cash. With the $175 million debt tender offer which was completed on September 9, 2009, we have reduced our interest expense requirement by approximately $12.0 million on an annualized basis beginning in fiscal 2010. As has been the case since April 2006, during fiscal 2009 there were no borrowings under our revolving credit facility to support working capital needs, as such needs continue to be funded from cash on hand.
As we look ahead to fiscal 2010, our anticipated cash requirements include: (i) maintenance and growth capital expenditures of approximately $25.0 million; (ii) approximately $28.1 million of interest and income tax payments; and (iii) assuming distributions remain at the current level, approximately $117.2 million of distributions to Common Unitholders. Based on our current cash position, availability under the Revolving Credit Agreement (unused borrowing capacity of $92.8 million at September 26, 2009) and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations. Based on our current forecast of working capital requirements for fiscal 2010, we currently do not expect to borrow under our credit facility to fund those requirements.

Fiscal Year 2009 Compared to Fiscal Year 2008
Revenues

	Fiscal	Fiscal		Percent
(Dollars in thousands)	2009	2008	(Decrease)	(Decrease)

Revenues
Propane	$864,012	$1,132,950	$(268,938)	(23.7%)
Fuel oil and refined fuels	159,596	288,078	(128,482)	(44.6%)
Natural gas and electricity	76,832	103,745	(26,913)	(25.9%)
All other	42,714	49,390	(6,676)	(13.5%)

Total revenues	$1,143,154	$1,574,163	$(431,009)	(27.4%)

Total revenues decreased $431.0 million, or 27.4%, to $1,143.2 million for the year ended September 26, 2009 compared to $1,574.2 million for the year ended September 27, 2008, due to a combination of lower volumes and lower average selling prices associated with lower product costs. Volumes for the fiscal 2009 were lower than the prior year due to the negative impact of adverse economic conditions, particularly on our commercial and industrial accounts, as well as ongoing customer conservation, partially offset by the favorable impact of colder temperatures. From a weather perspective, average heating degree days, as reported by the National Oceanic and Atmospheric Administration) in our service territories were 99% of normal for fiscal 2009 and 5% colder compared to the prior year.
Revenues from the distribution of propane and related activities of $864.0 million for the year ended September 26, 2009 decreased $268.9 million, or 23.7%, compared to $1,133.0 million for the year ended September 27, 2008, primarily due to lower average selling prices, as well as lower volumes in our commercial and industrial accounts and, to a lesser extent, our residential accounts. Retail propane gallons sold in fiscal 2009 decreased 42.3 million gallons, or 11.0%, to 343.9 million gallons from 386.2 million gallons in the prior year. The average propane selling prices during fiscal 2009 decreased approximately 14.0% compared to the prior year due to lower product costs, thereby having a negative impact on revenues. Additionally, revenues from wholesale and other propane activities of $43.4 million for the year ended September 26, 2009 decreased $18.3 million compared to the prior year.
Revenues from the distribution of fuel oil and refined fuels of $159.6 million for the year ended September 26, 2009 decreased $128.5 million, or 44.6%, from $288.1 million in the prior year, primarily due to lower volumes and lower average selling prices. Fuel oil and refined fuels gallons sold in fiscal 2009 decreased 19.1 million gallons, or 25.0%, to 57.4 million gallons from 76.5 million gallons in the prior year. Lower volumes in our fuel oil and refined fuels segment were primarily attributable to the impact of ongoing customer conservation driven by adverse economic conditions and continued high energy prices relative to historical averages. The average fuel oil and refined fuels selling prices during fiscal 2009 decreased approximately 26.9% compared to the prior year due to lower product costs, thereby having a negative impact on revenues.

Revenues in our natural gas and electricity segment decreased $26.9 million, or 25.9%, to $76.8 million for the year ended September 26, 2009 compared to $103.7 million in the prior year as a result of lower average selling prices and lower volumes. Revenues in our all other segment decreased 13.5% to $42.7 million in fiscal 2009 from $49.4 million in the prior year, primarily due to reduced installation service activities as a result of the market decline in residential and commercial construction and other adverse economic conditions.
Cost of Products Sold

	Fiscal	Fiscal		Percent
(Dollars in thousands)	2009	2008	(Decrease)	(Decrease)
Cost of products sold
Propane	$367,016	$689,921	$(322,905)	(46.8%)
Fuel oil and refined fuels	104,634	247,310	(142,676)	(57.7%)
Natural gas and electricity	57,216	87,600	(30,384)	(34.7%)
All other	11,519	14,605	(3,086)	(21.1%)

Total cost of products sold	$540,385	$1,039,436	$(499,051)	(48.0%)

As a percent of total revenues	47.3%	66.0%
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
Cost of products sold decreased $499.0 million, or 48.0%, to $540.4 million for the year ended September 26, 2009 compared to $1,039.4 million in the prior year due to the impact of the decline in product costs, lower volumes sold and the favorable impact from our risk management activities (during fiscal 2008 we reported realized losses from risk management activities that were not fully offset by sales of the physical product, resulting in a $10.8 million reduction to cost of products sold in fiscal 2009 compared to the prior year). Cost of products sold in fiscal 2009 and fiscal 2008 included a $1.7 million and $1.8 million unrealized (non-cash) gain, respectively, representing the net change in the fair value of derivative instruments during the period ($3.1 million increase in cost of products sold reported within the propane segment, offset by a $3.0 million decrease in cost of products sold within the fuel oil and refined fuels segment).
Cost of products sold associated with the distribution of propane and related activities of $367.0 million for the year ended September 26, 2009 decreased $322.9 million, or 46.8%, compared to the prior year. Lower average propane costs and lower propane volumes resulted in a decrease of $234.1 million and $71.8 million, respectively, in cost of products sold during fiscal 2009 compared to the prior year. Cost of products sold from wholesale and other propane activities decreased $20.1 million compared to the prior year due to lower product costs and lower sales volumes.
Cost of products sold associated with the distribution of fuel oil and refined fuels of $104.6 million for the year ended September 26, 2009 decreased $142.7 million, or 57.7%, compared to the prior year. Lower average fuel oil and refined fuels costs and lower volumes resulted in decreases of $72.7 million and $56.2 million, respectively, in cost of products sold during fiscal 2009 compared to the prior year. In addition, during fiscal 2008 we reported realized losses from risk management activities that were not fully offset by sales of the physical product, resulting in a $10.8 million reduction to cost of products sold associated with our fuel oil and refined fuels segment in fiscal 2009 compared to the prior year.

Cost of products sold in our natural gas and electricity segment of $57.2 million for the year ended September 26, 2009 decreased $30.4 million, or 34.7%, compared to the prior year due to lower product costs and lower sales volumes. Cost of products sold in our all other segment of $11.5 million for the year ended September 26, 2009 decreased $3.1 million, or 21.1%, compared to the prior year primarily due to lower sales volumes.
For the fiscal year ended September 26, 2009, total cost of products sold represented 47.3% of revenues compared to 66.0% in the prior year. The decrease in costs as a percentage of revenues was primarily attributable to the decline in product costs which outpaced the decline in average selling prices, and, to a much lesser extent, the favorable variance attributable to risk management activities discussed above.
Operating Expenses

	Fiscal	Fiscal		Percent
(Dollars in thousands)	2009	2008	(Decrease)	(Decrease)
Operating expenses	$304,767	$308,071	$(3,304)	(1.1%)
As a percent of total revenues	26.7%	19.6%
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
Operating expenses of $304.8 million for year ended September 26, 2009 decreased $3.3 million, or 1.1%, compared to $308.1 million in the prior year as higher variable compensation expense associated with higher earnings was more than offset by our continued efforts to drive operational efficiencies and reduce costs across all operating segments. Savings were primarily attributable to payroll and benefit related expenses as a result of lower headcount, lower fuel costs to operate our fleet and lower bad debt expense.
General and Administrative Expenses

	Fiscal	Fiscal		Percent
(Dollars in thousands)	2009	2008	Increase	Increase
General and administrative expenses	$57,044	$48,134	$8,910	18.5%
As a percent of total revenues	5.0%	3.1%
All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.
General and administrative expenses of $57.0 million for the year ended September 26, 2009 increased $8.9 million, or 18.5%, compared to $48.1 million during the prior year. The increase was primarily attributable to higher variable compensation expense resulting from higher earnings in fiscal 2009 compared to the prior year, and higher compensation costs recognized under certain long-term incentive plans.

Depreciation and Amortization

	Fiscal	Fiscal		Percent
(Dollars in thousands)	2009	2008	Increase	Increase
Depreciation and amortization	$30,343	$28,394	$1,949	6.9%
As a percent of total revenues	2.7%	1.8%
Depreciation and amortization expense of $30.4 million for the year ended September 26, 2009 increased $1.9 million, or 6.9%, compared to $28.4 million in the prior year primarily as a result of accelerating depreciation expense for certain assets retired in the second half of fiscal 2009.
Interest Expense, net

	Fiscal	Fiscal		Percent
(Dollars in thousands)	2009	2008	Increase	Increase
Interest expense, net	$38,267	$37,052	$1,215	3.3%
As a percent of total revenues	3.3%	2.4%
Net interest expense increased $1.2 million, or 3.3%, to $38.3 million for the year ended September 26, 2009, compared to $37.1 million in the prior year as a result of lower market interest rates for short-term investments, which contributed to less interest income earned, and a non-cash charge of $0.4 million to write-off the unamortized debt issuance costs associated with the previous credit agreement which was terminated in the third quarter of fiscal 2009.
Loss on Debt Extinguishment
On September 9, 2009, we purchased $175,000 aggregate principal amount of the 2003 Senior Notes through a cash tender offer. In connection with the tender offer, we recognized a loss on the extinguishment of debt of $4,624 in the fourth quarter of fiscal 2009, consisting of $2,821 for the tender premium and related fees, as well as the write-off of $1,803 in unamortized debt origination costs and unamortized discount.
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
Net Income and EBITDA
We reported net income of $165.2 million, or $4.99 per Common Unit, for the year ended September 26, 2009 compared to net income of $154.9 million, or $4.72 per Common Unit, in the prior year. EBITDA for fiscal 2008 of $236.3 million increased $14.1 million, or 6.3%, compared to EBITDA of $222.2 million in the prior year.
Net income and EBITDA for fiscal 2009 included a $4.6 million charge for the loss on extinguishment of $175 million of our 6.875% Senior Notes. By comparison, net income and EBITDA for fiscal 2008 included a gain (reported within discontinued operations) of $43.7 million from our sale of its Tirzah, South Carolina underground storage cavern and associated 62-mile pipeline.

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

	Year Ended
	September 26,	September 27,
(Dollars in thousands)	2009	2008

Net income	$165,238	$154,880
Add:
Provision for income taxes	2,486	1,903
Interest expense, net	38,267	37,052
Depreciation and amortization	30,343	28,394

EBITDA	236,334	222,229
Unrealized (non-cash) (gains) on changes in fair value of derivatives	(1,713)	(1,764)

Adjusted EBITDA	234,621	220,465
Add (subtract):
Provision for income taxes — current	(1,101)	(626)
Interest expense, net	(38,267)	(37,052)
Loss on debt extinguishment	4,624	—
Unrealized (non-cash) gains on changes in fair value of derivatives	1,713	1,764
Compensation cost recognized under Restricted Unit Plan	2,396	2,156
Gain on disposal of property, plant and equipment, net	(650)	(2,252)
Gain on disposal of discontinued operations	—	(43,707)
Changes in working capital and other assets and liabilities	43,215	(20,231)

Net cash provided by operating activities	$246,551	$120,517

Fiscal Year 2008 Compared to Fiscal Year 2007
Revenues

				Percent
	Fiscal	Fiscal	Increase /	Increase /
(Dollars in thousands)	2008	2007	(Decrease)	(Decrease)
Revenues
Propane	$1,132,950	$1,019,798	$113,152	11.1%
Fuel oil and refined fuels	288,078	262,076	26,002	9.9%
Natural gas and electricity	103,745	94,352	9,393	10.0%
All other	49,390	63,337	(13,947)	(22.0%)

Total revenues	$1,574,163	$1,439,563	$134,600	9.4%

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
Revenues in our natural gas and electricity segment increased $9.3 million, or 10.0%, to $103.7 million for the year ended September 27, 2008 compared to $94.4 million in the prior year as a result of higher average selling prices for both electricity and natural gas, partially offset by lower electricity and natural gas volumes. Revenues in our all other segment decreased 22.0% to $49.4 million in fiscal 2008 from $63.3 million in the prior year as a result of the decision to reduce the level of certain installation service activities. The focus of our ongoing service offerings are in support of our existing core commodity segments.

Cost of Products Sold

				Percent
	Fiscal	Fiscal	Increase /	Increase /
(Dollars in thousands)	2008	2007	(Decrease)	(Decrease)
Cost of products sold
Propane	$689,921	$573,305	$116,616	20.3%
Fuel oil and refined fuels	247,310	194,213	53,097	27.3%
Natural gas and electricity	87,600	77,116	10,484	13.6%
All other	14,605	20,784	(6,179)	(29.7%)

Total cost of products sold	$1,039,436	$865,418	$174,018	20.1%

As a percent of total revenues	66.0%	60.1%
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
Cost of products sold in our natural gas and electricity segment of $87.6 million increased $10.5 million, or 13.6%, compared to the prior year due to higher average electricity costs and, to a lesser extent, natural gas costs. Cost of products sold in our all other segment of $14.6 million decreased $6.2 million, or 29.7%, compared to the prior year primarily due to lower sales volumes.
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

Operating Expenses

	Fiscal	Fiscal		Percent
(Dollars in thousands)	2008	2007	Decrease	Decrease
Operating expenses	$308,071	$322,852	$(14,781)	(4.6%)
As a percent of total revenues	19.6%	22.4%
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
General and Administrative Expenses

	Fiscal	Fiscal		Percent
(Dollars in thousands)	2008	2007	Decrease	Decrease
General and administrative expenses	$48,134	$56,422	$(8,288)	(14.7%)
As a percent of total revenues	3.1%	3.9%
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
Restructuring Charges and Severance Costs
We did not record any restructuring charges for the year ended September 27, 2008. For the year ended September 29, 2007, we recorded a charge of $1.5 million primarily related to employee termination costs incurred as a result of further refinements to our plan to restructure our services business.
Depreciation and Amortization

	Fiscal	Fiscal		Percent
(Dollars in thousands)	2008	2007	Decrease	Decrease
Depreciation and amortization	$28,394	$28,790	$(396)	(1.4%)
As a percent of total revenues	1.8%	2.0%

Depreciation and amortization expense of $28.4 million for the year ended September 27, 2008 was relatively unchanged compared to the prior year.
Interest Expense, net

	Fiscal	Fiscal		Percent
(Dollars in thousands)	2008	2007	Increase	Increase
Interest expense, net	$37,052	$35,596	$1,456	4.1%
As a percent of total revenues	2.4%	2.5%
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

The following table sets forth (i) our calculations of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities:

	Year Ended
	September 27,	September 29,
(Dollars in thousands)	2008	2007

Net income	$154,880	$127,287
Add:
Provision for income taxes	1,903	5,653
Interest expense, net	37,052	35,596
Depreciation and amortization — continuing operations	28,394	28,790
Depreciation and amortization — discontinued operations	—	452

EBITDA	222,229	197,778
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(1,764)	7,555

Adjusted EBITDA	220,465	205,333
Add (subtract):
Provision for income taxes — current	(626)	(1,853)
Interest expense, net	(37,052)	(35,596)
Unrealized (non-cash) gains (losses) on changes in fair value of derivatives	1,764	(7,555)
Compensation cost recognized under Restricted Unit Plan	2,156	3,014
Gain on disposal of property, plant and equipment, net	(2,252)	(2,782)
Gain on disposal of discontinued operations	(43,707)	(1,887)
Pension settlement charge	—	3,269
Changes in working capital and other assets and liabilities	(20,231)	(15,986)

Net cash provided by operating activities	$120,517	$145,957

Liquidity and Capital Resources
Analysis of Cash Flows
Operating Activities. Net cash provided by operating activities for the year ended September 26, 2009 amounted to $246.6 million, an increase of $126.1 million compared to $120.5 million in the prior year. The increase was attributable to a $63.2 million increase in earnings, after adjusting for non-cash items in both periods (deprecation, amortization, compensation costs recognized under our Restricted Unit Plan, gains on disposal of assets and deferred tax provision), coupled with a $62.9 million reduction in our investment in working capital as a result of the decline in propane and fuel oil commodity prices.
Net cash provided by operating activities for the year ended September 27, 2008 amounted to $120.5 million, a decrease of $25.5 million compared to $146.0 million in fiscal 2007. The decrease was attributable to a $21.2 million decrease in earnings, after adjusting for non-cash items in both periods (deprecation, amortization, compensation costs recognized under our Restricted Unit Plan, gains on disposal of assets, pension settlement charges and deferred tax provision) and a $29.3 million increased investment in working capital, partially offset by a $25.0 million voluntary contribution to our defined benefit pension plan made in fiscal 2007. No pension contributions were made during fiscal 2009 or fiscal 2008.
Investing Activities. Net cash used in investing activities of $16.9 million for the year ended September 26, 2009 consisted of capital expenditures of $21.8 million (including $12.2 million for maintenance expenditures and $9.6 million to support the growth of operations), partially offset by the net proceeds from the sale of property, plant and equipment of $4.9 million. Capital spending in fiscal 2009 was flat compared to fiscal 2008.
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
Financing Activities. Net cash used in financing activities for the year ended September 26, 2009 of $204.2 million reflects $106.7 million in quarterly distributions to Common Unitholders at a rate of $0.805 per Common Unit in respect of the fourth quarter of fiscal 2008, at a rate of $0.81 per Common Unit in respect of the first quarter of fiscal 2009, at a rate of $0.815 per Common Unit in respect of the second quarter of fiscal 2009 and at a rate of $0.825 per Common Unit in respect of the third quarter of fiscal 2009. In addition, financing activities for fiscal 2009 reflects $110.0 million of repayments on our term loan, which was partially funded by borrowings of $100.0 million under the revolving credit facility executed on June 26, 2009; the $5.5 million payment of debt issuance costs associated with the execution of the new revolving credit facility; and the repurchase of $175.0 million aggregate principal amount of our 6.875% Senior Notes for $177.8 million, which was partially funded by the proceeds of $95.9 million from the issuance of 2,430,934 of our Common Units.
Net cash used in financing activities for the year ended September 27, 2008 of $116.0 million reflects $101.0 million in quarterly distributions to Common Unitholders at a rate of $0.75 per Common Unit in respect of the fourth quarter of fiscal 2007, at a rate of $0.7625 per Common Unit in respect of the first quarter of fiscal 2008, at a rate of $0.775 per Common Unit in respect of the second quarter of fiscal 2008 and at a rate of $0.80 per Common Unit in respect of the third quarter of fiscal 2008, as well as a prepayment of $15.0 million to reduce amounts outstanding under our previous term loan.
Equity Offering
On August 10, 2009, we sold 2,200,000 Common Units in a public offering (the “Equity Offering”) at a price of $41.50 per Common Unit, realizing proceeds of $86.7 million, net of underwriting commissions and other offering expenses. On August 24, 2009, we announced that the underwriters had given notice of their exercise of their over-allotment option, in part, to acquire 230,934 Common Units at the Equity Offering price of $41.50 per Common Unit. Net proceeds from the over-allotment exercise amounted to $9.2 million. The aggregate net proceeds from the Equity Offering of $95.9 million were used, along with cash on hand, to fund the purchase of $175.0 million aggregate principal amount of our 6.875% Senior Notes. These transactions increased the total number of Common Units outstanding by 2,430,934 to 35,227,954.

Summary of Long-Term Debt Obligations and Revolving Credit Lines
As of September 26, 2009, our long-term borrowings and revolving credit lines consist of $250.0 million in 6.875% senior notes due December 2013 (the “2003 Senior Notes”) and a $250.0 million senior secured revolving credit facility at the Operating Partnership level (the “Revolving Credit Facility”). The Revolving Credit Facility was executed on June 26, 2009 and replaces the Operating Partnership’s previous credit facility which, as amended, provided for a $108.0 million term loan (the “Term Loan”) and a separate $175.0 million working capital facility both of which were scheduled to mature in March 2010. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions until maturity on June 25, 2013. Our Operating Partnership has the right to prepay loans under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. At closing, the Operating Partnership borrowed $100.0 million under the Revolving Credit Facility and, with cash on hand, repaid the $108.0 million then outstanding under the Term Loan and terminated the previous credit agreement. We have standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $57.2 million primarily in support of retention levels under our self-insurance programs, which expire periodically through April 15, 2010. Therefore, as of September 26, 2009 we had available borrowing capacity of $92.8 million under the Revolving Credit Facility.
On September 9, 2009, with proceeds of $95.9 million from our Equity Offering along with cash on hand, we purchased $175.0 million of our 2003 Senior Notes through a cash tender offer. Holders who validly tendered their 2003 Senior Notes on or prior to the early tender date of August 21, 2009 received a cash payment of $1,012.50 for each $1,000 principal amount of 2003 Senior Notes accepted for payment, and holders who validly tendered their 2003 Senior Notes thereafter, but on or prior to the expiration date of September 8, 2009, received a cash payment of $982.50 for each $1,000 principal amount of 2003 Senior Notes accepted for payment.
The remaining $250 million of 2003 Senior Notes mature on December 15, 2013 and require semi-annual interest payments. We are permitted to redeem some or all of the 2003 Senior Notes any time on or after December 15, 2008 at redemption prices specified in the indenture governing the 2003 Senior Notes. In addition, the 2003 Senior Notes have a change of control provision that would require us to offer to repurchase the notes at 101% of the principal amount repurchased, if the holders of the notes elected to exercise the right of repurchase.
Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at our Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon our ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of September 26, 2009, the interest rate for the Revolving Credit Facility was approximately 4.1%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.
In connection with the Revolving Credit Facility, our Operating Partnership amended its existing interest rate swap agreement, which has a termination date of March 31, 2010, to reduce the notional amount to $100.0 million from $108.0 million. Our Operating Partnership will pay a fixed interest rate of 4.66% to the issuing lender on the notional principal amount outstanding, effectively fixing the LIBOR portion of the interest rate at 4.66%. In return, the issuing lender will pay to our Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. On July 31, 2009, our Operating Partnership entered into a forward starting interest rate swap agreement with a March 31, 2010 effective date, which is commensurate with the maturity of the existing interest rate swap agreement, and termination date of June 25, 2013. Under the forward starting interest rate swap agreement, our Operating Partnership will pay a fixed interest rate of 3.12% to the issuing lender on the notional principal amount outstanding, effectively fixing the LIBOR portion of the interest rate at 3.12%. In return, the issuing lender will pay to our Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount.

The Revolving Credit Facility and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Revolving Credit Facility contains certain financial covenants (a) requiring the consolidated interest coverage ratio, as defined, at the Partnership level to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined, at the Partnership level from being greater than 4.5 to 1.0 as of the end of any fiscal quarter; and (c) prohibiting the senior secured consolidated leverage ratio, as defined, of the Operating Partnership from being greater than 3.0 to 1.0 as of the end of any fiscal quarter. Under the 2003 Senior Note indenture, we are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We were in compliance with all covenants and terms of the 2003 Senior Notes and the Revolving Credit Facility as of September 26, 2009.
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
On October 22, 2009, we announced a quarterly distribution of $0.83 per Common Unit, or $3.32 on an annualized basis, in respect of the fourth quarter of fiscal 2009 payable on November 10, 2009 to holders of record on November 3, 2009. This quarterly distribution included an increase of $0.005 per Common Unit, or $0.02 per Common Unit on an annualized basis, from the previous quarterly distribution rate representing the twenty-third increase since our recapitalization in 1999 and a 3.1% increase in the quarterly distribution rate since the fourth quarter of the prior year.
Pension Plan Assets and Obligations
Our defined benefit pension plan was frozen to new participants effective January 1, 2000 and, in furtherance of our effort to minimize future increases in our benefit obligations, effective January 1, 2003, all future service credits were eliminated. Therefore, eligible participants will receive interest credits only toward their ultimate defined benefit under the defined benefit pension plan. There were no minimum funding requirements for the defined benefit pension plan during fiscal 2009, 2008 or 2007. As of September 26, 2009 the plan’s projected benefit obligation exceeded the fair value of plan assets by $17.1 million. Conversely, as of September 27, 2008 the fair value of plan assets exceeded the projected benefit obligation by $0.1 million. As a result, the funded status of the defined benefit pension plan declined $17.2 million during fiscal 2009, which was primarily attributable to an increase in the present value of the benefit obligation due to a general decrease in market interest rates, partially offset by a positive return on plan assets during fiscal 2009. The funded status of pension and other postretirement benefit plans are recognized as an asset or liability on our balance sheets and the changes in the funded status are recognized in comprehensive income (loss) in the year the changes occur.

Our investment policies and strategies, as set forth in the Investment Management Policy and Guidelines, are monitored by a Benefits Committee comprised of five members of management. During fiscal 2007, the Benefits Committee proposed and the Board of Supervisors approved contributions to the plan to improve the funded status of the projected benefit obligation and changed the plan’s asset allocation to reduce investment risk and more closely match the expected returns on plan assets to the future cash requirements of the plan. The implementation of this strategy resulted in a $25.0 million voluntary contribution in fiscal 2007 from cash on hand and changed the asset allocation to reflect a greater concentration of fixed income securities.
The shift in investment strategy to a higher concentration of fixed income securities was intended to reduce investment risk and, over the long-term, generate returns on plan assets that largely fund the annual interest on the accumulated benefit obligation. However, as we experienced in fiscal 2009 and fiscal 2008, significant declines in interest rates relevant to our benefit obligations, or poor performance in the broader capital markets in which our plan assets are invested, could have an adverse impact on the funded status of the defined benefit pension plan. For purposes of measuring the projected benefit obligation, we decreased the discount rate to 5.125% as of September 26, 2009 from 7.625% as of September 27, 2008, reflecting current market rates for debt obligations of a similar duration to our pension obligations. The impact of the 250 basis points reduction in the discount rate on the projected benefit obligation significantly exceeded the actual return on plan assets of 14.1% in fiscal 2009, thus substantially contributing to the reduction in the funded status of the plan. For purposes of computing net periodic pension cost for fiscal 2009, 2008 and 2007, our assumed long-term rate of return on plan assets was 7.39%, 6.00% and 8.00%, respectively, based on the investment mix of our pension asset portfolio, historical asset performance and expectations for future performance.
During fiscal 2007, lump sum benefit payments of $10.8 million exceeded the combined service and interest costs of the net periodic pension cost. As a result, we recorded a non-cash settlement charge of $3.3 million in order to accelerate recognition of a portion of cumulative unrecognized losses in the defined benefit pension plan. These unrecognized losses were previously accumulated as a reduction to partners’ capital and were being amortized to expense as part of our net periodic pension cost. During fiscal 2009 and fiscal 2008, the amount of the pension benefit obligation settled through lump sum payments did not exceed the settlement threshold; therefore, a settlement charge was not required to be recognized for fiscal 2009 or fiscal 2008. Additional pension settlement charges may be required in future periods depending on the level of lump sum benefit payments made in future periods.
We also provide postretirement health care and life insurance benefits for certain retired employees. Partnership employees who were hired prior to July 1993 and retired prior to March 1998 are eligible for health care benefits if they reached a specified retirement age while working for the Partnership. Partnership employees hired prior to July 1993 are eligible for postretirement life insurance benefits if they reach a specified retirement age while working for the Partnership. Effective January 1, 2000, we terminated our postretirement health care benefit plan for all eligible employees retiring after March 1, 1998. All active and eligible employees who were to receive health care benefits under the postretirement plan subsequent to March 1, 1998 were provided an increase to their accumulated benefits under the defined benefit pension plan. Our postretirement health care and life insurance benefit plans are unfunded. Effective January 1, 2006, we changed our postretirement health care plan from a self-insured program to one that is fully insured under which we pay a portion of the insurance premium on behalf of the eligible participants.

Long-Term Debt Obligations and Operating Lease Obligations
Contractual Obligations
The following table summarizes payments due under our known contractual obligations as of September 26, 2009.

						Fiscal
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	2015 and
(Dollars in thousands)	2010	2011	2012	2013	2014	thereafter

Long-term debt obligations	$—	$—	$—	$100,000	$250,000	$—
Future interest payments	25,838	25,058	25,058	25,058	8,594	—
Operating lease obligations (a)	14,297	11,461	8,643	6,791	5,522	4,223
Self-insurance obligations (b)	12,995	10,239	7,474	5,021	3,054	13,465
Other contractual obligations	24,210	18,278	17,288	14,005	14,508	64,115

Total	$77,340	$65,036	$58,463	$150,875	$281,678	$81,803

(a)	Payments exclude costs associated with insurance, taxes and maintenance, which are not material to the operating lease obligations.

(b)
The timing of when payments are due for our self-insurance obligations is based on estimates that may differ from when actual payments are made. In addition, the payments do not reflect amounts to be recovered from our insurance providers, which was $14.8 million as of September 26, 2009 and included in other assets on the consolidated balance sheet.

Additionally, we have standby letters of credit in the aggregate amount of $57.2 million, in support of retention levels under our casualty insurance programs and certain lease obligations, which expire periodically through April 15, 2010.
Operating Leases
We lease certain property, plant and equipment for various periods under noncancelable operating leases, including approximately 55% of our vehicle fleet, approximately 25% of our customer service centers and portions of our information systems equipment. Rental expense under operating leases was $17.3 million, $17.7 million and $19.6 million for fiscal 2009, 2008 and 2007, respectively. Future minimum rental commitments under noncancelable operating lease agreements as of September 26, 2009 are presented in the table above.
Off-Balance Sheet Arrangements
Guarantees
Certain of our operating leases, primarily those for transportation equipment with remaining lease periods scheduled to expire periodically through fiscal 2016, contain residual value guarantee provisions. Under those provisions, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount upon completion of the lease period, or we will pay the lessor the difference between fair value and the guaranteed amount. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $18.3 million. The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 26, 2009 and September 27, 2008.
Recently Issued Accounting Standards
In December 2008, the Financial Accounting Standards Board (“FASB”) issued new financial reporting guidance to require more detailed disclosures about employers’ pension plan assets. These new disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. The new guidance is effective for fiscal years ending after December 15, 2009, which will be our 2010 fiscal year ending September 25, 2010. Since it only addresses disclosures, the adoption of the new guidance is not expected to have an impact on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued revised accounting guidance concerning business combinations. Among other things, this revised guidance requires an entity to recognize acquired assets, liabilities assumed and any noncontrolling interest at their respective fair values as of the acquisition date, clarifies how goodwill involved in a business combination is to be recognized and measured, as well as requires the expensing of acquisition-related costs as incurred. Most of its provisions are effective for business combinations entered into in fiscal years beginning on or after December 15, 2008, which will be our 2010 fiscal year beginning September 27, 2009, with early adoption prohibited. Certain provisions, in particular a provision related to the accounting for acquired tax benefits, are required to be applied in future fiscal years regardless of when the business combination occurred. To the extent our Corporate Entities generate taxable profits in future years that enable the utilization of tax benefits acquired in the Agway Energy acquisition, the corresponding reduction in the valuation allowance will be recorded as a reduction in the provision for income taxes.

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
Product cost changes can occur rapidly over a short period of time and can impact profitability. We attempt to reduce commodity price risk by pricing product on a short-term basis. The level of priced, physical product maintained in storage facilities and at our customer service centers for immediate sale to our customers will vary depending on several factors, including, but not limited to, price, availability of supply, and demand for a given time of the year. Typically, our on hand priced position does not exceed more than four to eight weeks of our supply needs, depending on the time of the year. In the course of normal operations, we routinely enter into contracts such as forward priced physical contracts for the purchase or sale of propane and fuel oil that, under accounting rules for derivative instruments and hedging activities, qualify for and are designated as normal purchase or normal sale contracts. Such contracts are exempted from fair value accounting and are accounted for at the time product is purchased or sold under the related contract.
Under our hedging and risk management strategies, we enter into a combination of exchange-traded futures and option contracts, forward contracts and, in certain instances, over-the-counter option contracts (collectively, “derivative instruments”) to manage the price risk associated with priced, physical product and with future purchases of the commodities used in our operations, principally propane and fuel oil, as well as to ensure the availability of product during periods of high demand. We do not use derivative instruments for speculative or trading purposes. Futures and forward contracts require that we sell or acquire propane or fuel oil at a fixed price for delivery at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane or fuel oil at a specified price during a specified time period. However, the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of the product to the respective party or are settled by the payment of a net amount equal to the difference between the then current price and the fixed contract price or option exercise price. To the extent that we utilize derivative instruments to manage exposure to commodity price risk and commodity prices move adversely in relation to the contracts, we could suffer losses on those derivative instruments when settled. Conversely, if prices move favorably, we could realize gains. Under our hedging and risk management strategy, realized gains or losses on derivative instruments will typically offset losses or gains on the physical inventory once the product is sold to customers at market prices.

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
Credit Risk
Futures and fuel oil options are guaranteed by the NYMEX and, as a result, have minimal credit risk. We are subject to credit risk with over-the-counter forward and propane option contracts to the extent the counterparties do not perform. We evaluate the financial condition of each counterparty with which we conduct business and establish credit limits to reduce exposure to the risk of non-performance by our counterparties.
Interest Rate Risk
A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the total of debt to EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. The interest rate swaps have been designated as a cash flow hedge. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At September 26, 2009, the fair value of the interest rate swaps was $4.2 million representing an unrealized loss and is included within other current liabilities and other liabilities, as applicable, with a corresponding debit in OCI.
Derivative Instruments and Hedging Activities
All of our derivative instruments are reported on the balance sheet at their fair values. On the date that futures, forward and option contracts are entered into, we make a determination as to whether the derivative instrument qualifies for designation as a hedge. Changes in the fair value of derivative instruments are recorded each period in current period earnings or OCI, depending on whether a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivative instruments designated as cash flow hedges, we formally assess, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in OCI to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of cash flow hedges are immediately recognized in cost of products sold. Changes in the fair value of derivative instruments that are not designated as cash flow hedges, and that do not meet the normal purchase and normal sale exemption, are recorded within cost of products sold as they occur. Cash flows associated with derivative instruments are reported as operating activities within the consolidated statement of cash flows.

At September 26, 2009, the fair value of derivative instruments described above resulted in current derivative assets (unrealized gains) of $9.2 million included within other current assets, non-current derivative assets of $0.5 million included within other assets, $4.8 million of derivative liabilities (unrealized losses) included within other current liabilities and non-current derivative liabilities of $0.2 million included within other liabilities. Cost of products sold included unrealized (non-cash) gains of $1.7 million and $1.8 million for the years ended September 26, 2009 and September 27, 2008, respectively, attributable to the change in fair value of derivative instruments not designated as cash flow hedges. Our outstanding commodity-related derivatives mature between fiscal 2010 and fiscal 2011, and have a weighted average maturity of approximately 7 months as of September 26, 2009.
Sensitivity Analysis
In an effort to estimate our exposure to unfavorable market price changes in commodities related to our open positions under derivative instruments, we developed a model that incorporates the following data and assumptions:
A.	The fair value of open positions as of September 26, 2009 for each of the future periods.
B.	The estimated forward market prices as of September 26, 2009 as derived from the NYMEX for traded commodities for each of the future periods.
C.
The market prices determined in B. above were adjusted adversely by a hypothetical 10% change in the forward prices and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for each of the future months for which a future or option contract exists indicates a reduction in potential future net gains of $2.5 million as of September 26, 2009. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm thereon listed on the accompanying Index to Financial Statements (see page F-1) and the Supplemental Financial Information listed on the accompanying Index to Financial Statement Schedule (see page S-1) are included herein.
Selected Quarterly Financial Data

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Fiscal 2009
Revenues	$363,315	$445,225	$184,372	$150,242	$1,143,154
Cost of products sold	174,230	208,259	87,463	70,433	540,385
Income (loss) before interest expense, loss on debt extinguishment and provision for income taxes (a)	90,229	125,194	3,793	(8,601)	210,615
Loss on debt extinguishment (b)	—	—	—	(4,624)	(4,624)
Net income (loss) (a)	80,688	114,866	(7,435)	(22,881)	165,238
Net income (loss) per common unit — basic (d)	2.46	3.50	(0.23)	(0.67)	4.99
Net income (loss) per common unit — diluted (d)	2.45	3.48	(0.23)	(0.67)	4.96
Cash provided by (used in)
Operating activities	25,004	133,948	64,546	23,053	246,551
Investing activities	(3,724)	(2,515)	(3,632)	(6,981)	(16,852)
Financing activities	(28,390)	(26,564)	(40,272)	(108,998)	(204,224)
EBITDA (e)	$97,252	$132,325	$11,506	$(4,749)	$236,334
Adjusted EBITDA (e)	$82,246	$142,015	$17,654	$(7,294)	$234,621
Retail gallons sold
Propane	99,047	134,512	61,212	49,123	343,894
Fuel oil and refined fuels	16,716	24,125	9,677	6,863	57,381

Fiscal 2008
Revenues	$425,109	$587,097	$305,476	$256,481	$1,574,163
Cost of products sold	277,715	380,757	212,974	167,990	1,039,436
Income (loss) before interest expense and provision for income taxes (a)	51,789	104,375	(4,380)	(1,656)	150,128
Income (loss) from continuing operations (a)	41,722	94,523	(13,747)	(11,325)	111,173
Discontinued operations:
Gain on disposal of discontinued operations (c)	43,707	—	—	—	43,707
Net income (loss) (a)	85,429	94,523	(13,747)	(11,325)	154,880
Net income (loss) from continuing operations per common unit — basic (d)	1.27	2.89	(0.42)	(0.35)	3.39
Net income (loss) per common unit — basic (d)	2.61	2.89	(0.42)	(0.35)	4.72
Net income (loss) per common unit — diluted (d)	2.60	2.87	(0.42)	(0.35)	4.70

Cash (used in) provided by
Operating activities	(41,953)	50,340	48,601	63,529	120,517
Investing activities	48,875	(3,553)	(5,419)	(3,273)	36,630
Financing activities	(24,539)	(24,953)	(25,362)	(41,181)	(116,035)
EBITDA (e)	$102,555	$111,482	$2,779	$5,413	$222,229
Adjusted EBITDA (e)	$105,238	$113,817	$(1,916)	$3,326	$220,465
Retail gallons sold
Propane	111,937	146,252	71,420	56,613	386,222
Fuel oil and refined fuels	23,594	31,435	12,614	8,872	76,515

Due to the seasonality of the retail propane business, our first and second quarter revenues and earnings are consistently greater than third and fourth quarter results. The following presents our selected quarterly financial data for the last two fiscal years (unaudited; in thousands, except per unit amounts).

(a)	These amounts include gains from the disposal of property, plant and equipment of $0.7 million for fiscal 2009 and $2.3 million for fiscal 2008.

(b)
During the fourth quarter of fiscal 2009, we purchased $175.0 million aggregate principal amount of the 2003 Senior Notes through a cash tender offer. In connection with the tender offer, we recognized a loss on the extinguishment of debt of $4.6 million in the fourth quarter of fiscal 2009, consisting of $2.8 million for the tender premium and related fees, as well as the write-off of $1.8 million in unamortized debt origination costs and unamortized discount.

(c)
Gain on disposal of discontinued operations reflects a $43.7 million gain on the Tirzah Sale during the first quarter of fiscal 2008 for net cash proceeds of $53.7 million. These gains were accounted for within discontinued operations.

(d)
Basic net income (loss) per Common Unit is computed under by dividing net income (loss) by the weighted average number of outstanding Common Units, and restricted units granted under the Restricted Unit Plans to retirement-eligible grantees. Diluted net income per Common Unit is computed by dividing net income (loss) by the weighted average number of outstanding Common Units and unvested restricted units granted under our Restricted Unit Plans.

(e)
EBITDA represents net income before deducting interest expense, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA excluding the unrealized net gain or loss on mark-to-market activity for derivative instruments. Our management uses EBITDA and Adjusted EBITDA as measures of liquidity and we are including them because we believe that they provide our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. In addition, certain of our incentive compensation plans covering executives and other employees utilize Adjusted EBITDA as the performance target. Moreover, our revolving credit agreement requires us to use Adjusted EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with GAAP. Because EBITDA and Adjusted EBITDA as determined by us excludes some, but not all, items that affect net income, they may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other companies. The following table sets forth (i) our calculations of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities (amounts in thousands):

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Fiscal 2009

Net income (loss)	$80,688	$114,866	$(7,435)	$(22,881)	$165,238
Add:
Provision for income taxes	138	886	1,160	302	2,486
Interest expense, net	9,403	9,442	10,068	9,354	38,267
Depreciation and amortization	7,023	7,131	7,713	8,476	30,343

EBITDA	97,252	132,325	11,506	(4,749)	236,334
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(15,006)	9,690	6,148	(2,545)	(1,713)

Adjusted EBITDA	82,246	142,015	17,654	(7,294)	234,621
Add (subtract):
Provision for income taxes — current	(138)	(426)	(240)	(297)	(1,101)
Interest expense, net	(9,403)	(9,442)	(10,068)	(9,354)	(38,267)
Loss on debt extinguishment	—	—	—	4,624	4,624
Unrealized (non-cash) gains (losses) on changes in fair value of derivatives	15,006	(9,690)	(6,148)	2,545	1,713
Compensation cost recognized under Restricted Unit Plan	569	672	644	511	2,396
(Gain) loss on disposal of property, plant and equipment, net	(230)	(393)	(147)	120	(650)
Changes in working capital and other assets and liabilities	(63,046)	11,212	62,851	32,198	43,215

Net cash provided by operating activities	$25,004	$133,948	$64,546	$23,053	$246,551

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Fiscal 2008

Net income (loss)	$85,429	$94,523	$(13,747)	$(11,325)	$154,880
Add:
Provision for (benefit from) income taxes	1,679	434	(157)	(53)	1,903
Interest expense, net	8,388	9,418	9,524	9,722	37,052
Depreciation and amortization	7,059	7,107	7,159	7,069	28,394

EBITDA	102,555	111,482	2,779	5,413	222,229
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	2,683	2,335	(4,695)	(2,087)	(1,764)

Adjusted EBITDA	105,238	113,817	(1,916)	3,326	220,465
Add (subtract):
(Provision for) benefit from income taxes — current	(402)	(190)	(87)	53	(626)
Interest expense, net	(8,388)	(9,418)	(9,524)	(9,722)	(37,052)
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(2,683)	(2,335)	4,695	2,087	1,764
Compensation cost recognized under Restricted Unit Plan	(67)	753	817	653	2,156
Gain on disposal of property, plant and equipment, net	(1,429)	(283)	(109)	(431)	(2,252)
Gain on disposal of discontinued operations	(43,707)	—	—	—	(43,707)
Changes in working capital and other assets and liabilities	(90,515)	(52,004)	54,725	67,563	(20,231)

Net cash (used in) provided by operating activities	$(41,953)	$50,340	$48,601	$63,529	$120,517

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Before filing this Annual Report, the Partnership completed an evaluation under the supervision and with the participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of September 26, 2009. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective at the reasonable assurance level as of September 26, 2009.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 26, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting is included below.
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
The Partnership’s management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of September 26, 2009. In making this assessment, the Partnership used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Partnership’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.
Based on the Partnership’s assessment, as described above, management has concluded that, as of September 26, 2009, the Partnership’s internal control over financial reporting was effective.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, issued an attestation report dated November 25, 2009 on the effectiveness of our internal control over financial reporting, which is included herein.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Partnership Management
Our Partnership Agreement provides that all management powers over our business and affairs are exclusively vested in our Board of Supervisors and, subject to the direction of the Board of Supervisors, our officers. No Unitholder has any management power over our business and affairs or actual or apparent authority to enter into contracts on behalf of or otherwise to bind us. There are currently six Supervisors, who serve on the Board of Supervisors pursuant to the terms of the Partnership Agreement. Under the current Partnership Agreement, all Supervisors are elected by the Common Unitholders for three-year terms. Most recently, all six current Supervisors were elected to three-year terms at the Tri-Annual Meeting held on July 22, 2009 (see Item 4 above).
Five Supervisors, who are not officers or employees of the Partnership or its subsidiaries, serve on the Audit Committee with authority to review, at the request of the Board of Supervisors specific matters as to which the Board of Supervisors believes there may be a conflict of interest, or which may be required to be disclosed pursuant to Item 404(a) of Regulation S-K adopted by the Securities and Exchange Commission, in order to determine if the resolution or course of action in respect of such conflict proposed by the Board of Supervisors is fair and reasonable to us. Under the Partnership Agreement, any matter that receives the “Special Approval” of the Audit Committee (i.e., approval by a majority of the members of the Audit Committee) is conclusively deemed to be fair and reasonable to us, is deemed approved by all of our partners and shall not constitute a breach of the Partnership Agreement or any duty stated or implied by law or equity as long as the material facts known to the party having the potential conflict of interest regarding that matter were disclosed to the Audit Committee at the time it gave Special Approval. The Audit Committee also assists the Board of Supervisors in fulfilling its oversight responsibilities relating to (a) integrity of the Partnership’s financial statements and internal control over financial reporting; (b) the Partnership’s compliance with applicable laws, regulations and its code of conduct; (c) independence and qualifications of the independent registered public accounting firm; (d) performance of the internal audit function and the independent registered public accounting firm; and (e) accounting complaints.
The Board of Supervisors has determined that all five members of the Audit Committee, Harold R. Logan, Jr., John Hoyt Stookey, Dudley C. Mecum, John D. Collins and Jane Swift are audit committee financial experts and are independent within the meaning of the NYSE corporate governance listing standards and in accordance with Rule 10A-3 of the Exchange Act, Item 407 of Regulation S-K and the Partnership’s criteria for Supervisor independence (as discussed in Item 13, herein) as of the date of this Annual Report. Mr. Logan, Chairman of the Board, presides at the regularly scheduled executive sessions of the non-management Supervisors, all of whom are independent, held as part of the meetings of the Audit Committee. Investors and other parties interested in communicating directly with the non-management Supervisors as a group may do so by writing to the Non-Management Members of the Board of Supervisors, c/o Company Secretary, Suburban Propane Partners, L.P., P.O. Box 206, Whippany, New Jersey 07981-0206.

Board of Supervisors and Executive Officers of the Partnership
The following table sets forth certain information with respect to the members of the Board of Supervisors and our executive officers as of November 23, 2009. Officers are appointed by the Board of Supervisors for one-year terms and Supervisors are elected by the Unitholders for three-year terms.

Name	Age	Position With the Partnership
Michael J. Dunn, Jr.	60	President and Chief Executive Officer; Member of the Board of Supervisors
Michael A. Stivala	40	Chief Financial Officer
Michael M. Keating	56	Senior Vice President — Administration
A. Davin D’Ambrosio	45	Vice President and Treasurer
Paul Abel	56	Vice President, General Counsel and Secretary
Mark Anton, II	52	Vice President — Business Development
Steven C. Boyd	45	Vice President — Field Operations
Douglas T. Brinkworth	48	Vice President — Product Supply
Neil Scanlon	44	Vice President — Information Services
Mark Wienberg	47	Vice President — Operational Support and Analysis
Michael Kuglin	39	Controller and Chief Accounting Officer
Harold R. Logan, Jr.	65	Member of the Board of Supervisors (Chairman)
John Hoyt Stookey	79	Member of the Board of Supervisors (Chairman of the Compensation Committee)
Dudley C. Mecum	74	Member of the Board of Supervisors
John D. Collins	71	Member of the Board of Supervisors (Chairman of the Audit Committee)
Jane Swift	44	Member of the Board of Supervisors
In accordance with a management succession plan developed by the Compensation Committee of the Partnership’s Board of Supervisors and Mark Alexander, our Chief Executive Officer, Mr. Alexander stepped down from his position as Chief Executive Officer of the Partnership at the conclusion of fiscal 2009. At that time, Michael J. Dunn, Jr., our President, assumed the additional role of Chief Executive Officer effective September 27, 2009 (the beginning of our fiscal 2010).
Mr. Dunn has served as President since May 2005 and as Chief Executive Officer since September 2009. From June 1998 until May 2005 he was Senior Vice President, becoming Senior Vice President — Corporate Development in November 2002. Mr. Dunn has served as a Supervisor since July 1998. He was Vice President — Procurement and Logistics from March 1997 until June 1998. Before joining the Partnership, Mr. Dunn was Vice President of Commodity Trading for the investment banking firm of Goldman Sachs & Company (“Goldman Sachs”). Mr. Dunn is the sole member of the General Partner.
Mr. Stivala has served as Chief Financial Officer since November 2009, and Chief Financial Officer and Chief Accounting Officer since October 2007. Prior to that he was Controller and Chief Accounting Officer since May 2005 and Controller since December 2001. Before joining the Partnership, he held several positions with PricewaterhouseCoopers LLP, an international accounting firm, most recently as Senior Manager in the Assurance practice. Mr. Stivala is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.
Mr. Keating has served as Senior Vice President — Administration since July 2009. From July 1996 to that date he was Vice President — Human Resources and Administration. He previously held senior human resource positions at Hanson Industries (the United States management division of Hanson plc, a global diversified industrial conglomerate) and Quantum Chemical Corporation (“Quantum”), a predecessor of the Partnership.

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
Mr. Anton has served as Vice President — Business Development since he joined the Partnership in 1999. Prior to joining the Partnership, Mr. Anton worked as an Area Manager for another large multi-state propane marketer and was a Vice President at several large investment banking organizations.
Mr. Boyd has served as Vice President — Field Operations (formerly Vice President — Operations) since October 2008. Prior to that he was Southeast and Western Area Vice President since March 2007, Managing Director — Area Operations since November 2003 and Regional Manager — Northern California since May 1997. Mr. Boyd held various managerial positions with predecessors of the Partnership from 1986 through 1996.
Mr. Brinkworth has served as Vice President — Product Supply (formerly Vice President — Supply) since May 2005. Mr. Brinkworth joined the Partnership in April 1997 after a nine year career with Goldman Sachs and, since joining the Partnership, has served in various positions in the product supply area.
Mr. Scanlon became Vice President — Information Services in November 2008. Prior to that he served as Assistant Vice President — Information Services since November 2007, Managing Director — Information Services from November 2002 to November 2007 and Director — Information Services from April 1997 until November 2002. Prior to joining the Partnership, Mr. Scanlon spent several years with JP Morgan & Co., most recently as Vice President — Corporate Systems and earlier held several positions with Andersen Consulting (“Accenture”), an international systems consulting firm, most recently as Manager.
Mr. Wienberg has served as Vice President — Operational Support and Analysis (formerly Vice President — Operational Planning) since October 2007. Prior to that he served as Managing Director, Financial Planning and Analysis from October 2003 to October 2007 and as Director, Financial Planning and Analysis from July 2001 to October 2003. Prior to joining the Partnership, Mr. Wienberg was Assistant Vice President — Finance of International Home Foods Corp., a consumer products manufacturer.
Mr. Kuglin has served as Controller and Chief Accounting Officer since November 2009, and Controller since October 2007. For the eight years prior to joining the Partnership he held several financial and managerial positions with Alcatel-Lucent, a global communications solutions provider. Prior to Alcatel-Lucent, Mr. Kuglin held several positions with the international accounting firm PricewaterhouseCoopers LLP, most recently Manager in the Assurance practice. Mr. Kuglin is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.
Mr. Logan has served as a Supervisor since March 1996 and was elected as Chairman of the Board of Supervisors in January 2007. Mr. Logan is a Co-Founder and, from 2006 to the present has been serving as a Director of Basic Materials and Services LLC, an investment company that has invested in companies that provide specialized infrastructure services and materials for the pipeline construction industry and the sand/silica industry. From 2003 to September 2006, Mr. Logan was a Director and Chairman of the Finance Committee of the Board of Directors of TransMontaigne Inc., which provided logistical services (i.e. pipeline, terminaling and marketing) to producers and end-users of refined petroleum products. From 1995 to 2002, Mr. Logan was Executive Vice President/Finance, Treasurer and a Director of TransMontaigne Inc. From 1987 to 1995, Mr. Logan served as Senior Vice President of Finance and a Director of Associated Natural Gas Corporation, an independent gatherer and marketer of natural gas, natural gas liquids and crude oil. Mr. Logan is also a Director of Graphic Packaging Holding Company, Hart Energy Publishing LLP and Cimarex Energy Co.

Mr. Stookey has served as a Supervisor since March 1996. He was Chairman of the Board of Supervisors from March 1996 through January 2007. From 1986 until September 1993, he was the Chairman, President and Chief Executive Officer of Quantum. He served as non-executive Chairman and a Director of Quantum from its acquisition by Hanson plc in September 1993 until October 1995, at which time he retired. Since then, Mr. Stookey has served as a trustee for a number of non-profit organizations, including founding and serving as non-executive Chairman of Per Scholas Inc. (a non-profit organization dedicated to using technology to improve the lives of residents of the South Bronx) and Landmark Volunteers (places high school students in volunteer positions with non-profit organizations during summer vacations) and has also served on the Board of Directors of The Clark Foundation, The Robert Sterling Clark Foundation and The Berkshire Taconic Community Foundation.
Mr. Mecum has served as a Supervisor since June 1996. He has been a Managing Director of Capricorn Holdings, LLC (a sponsor of and investor in leveraged buyouts) since June 1997. Mr. Mecum was a partner of G.L. Ohrstrom & Co. (a sponsor of and investor in leveraged buyouts) from 1989 to June 1996.
Mr. Collins has served as a Supervisor since April 2007. He served with KPMG, LLP, an international accounting firm, from 1962 until 2000, most recently as senior audit partner of its New York office. He has served as a United States representative on the International Auditing Procedures Committee, a committee of international accountants responsible for establishing international auditing standards. Mr. Collins is a Director of Montpelier Re, Mrs. Fields Original Cookies, Inc. and Columbia Atlantic Funds, and serves as a Trustee of LeMoyne College.
Ms. Swift has served as a Supervisor since April 2007. She is the founder of WNP Consulting, LLC, providing expert advice and guidance to early stage education companies. From 2003 to 2006 she was a General Partner at Arcadia Partners, a venture capital firm focused on the education industry. She currently serves on the boards of K12, Inc., Animated Speech Company and Sally Ride Science Inc. and several not-for-profit boards, including The Republican Majority for Choice and Landmark Volunteers, Inc. Prior to joining Arcadia, Ms. Swift served for 15 years in Massachusetts state government, becoming Massachusetts’ first woman governor in 2001.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our Supervisors, executive officers and holders of ten percent or more of our Common Units to file initial reports of ownership and reports of changes in ownership of our Common Units with the SEC. Supervisors, executive officers and ten percent Unitholders are required to furnish the Partnership with copies of all Section 16(a) forms that they file. Based on a review of these filings, we believe that all such filings were timely made during fiscal 2009.
Codes of Ethics and of Business Conduct
We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, and a Code of Business Conduct that applies to all of our employees, officers and Supervisors. A copy of our Code of Ethics and our Code of Business Conduct is available without charge from our website at www.suburbanpropane.com or upon written request directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206. Any amendments to, or waivers from, provisions of our Code of Ethics or our Code of Business Conduct that apply to our principal executive officer, principal financial officer and principal accounting officer will be posted on our website.

Corporate Governance Guidelines
We have adopted Corporate Governance Guidelines and Policies in accordance with the NYSE corporate governance listing standards in effect as of the date of this Annual Report. A copy of our Corporate Governance Guidelines is available without charge from our website at www.suburbanpropane.com or upon written request directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.
Audit Committee Charter
We have adopted a written Audit Committee Charter in accordance with the NYSE corporate governance listing standards in effect as of the date of this Annual Report. The Audit Committee Charter is reviewed periodically to ensure that it meets all applicable legal and NYSE listing requirements. A copy of our Audit Committee Charter is available without charge from our website at www.suburbanpropane.com or upon written request directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.
Compensation Committee Charter
Five Supervisors, who are not officers or employees of the Partnership or its subsidiaries, serve on the Compensation Committee. We have adopted a Compensation Committee Charter in accordance with the NYSE corporate governance listing standards in effect as of the date of this Annual Report. A copy of our Compensation Committee Charter is available without charge from our website at www.suburbanpropane.com or upon written request directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.
NYSE Annual CEO Certification
The NYSE requires the Chief Executive Officer of each listed company to submit a certification indicating that the company is not in violation of the Corporate Governance listing standards of the NYSE on an annual basis. Our then current Chief Executive Officer submitted his Annual CEO Certification for 2009 to the NYSE without qualification.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Compensation Discussion and Analysis explains our executive compensation philosophy, policies and practices with respect to the following executive officers of the Partnership (the “named executive officers”): the Chief Executive Officer, the President, the Chief Financial Officer and the other three most highly compensated executive officers. In accordance with a management succession plan developed by the Compensation Committee of the Partnership’s Board of Supervisors and Mark Alexander, our Chief Executive Officer, Mr. Alexander stepped down from his position as Chief Executive Officer of the Partnership at the conclusion of fiscal 2009. At that time, Michael J. Dunn, Jr., our President, assumed the additional role of Chief Executive Officer effective September 27, 2009 (the beginning of our fiscal 2010).
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
The principal components of the compensation we provide to our named executive officers are as follows:
•	Base salary;
•	Cash incentives paid under a performance-based annual bonus plan;
•	Long-term Incentive Plan awards; and
•	Discretionary awards of restricted units under the Restricted Unit Plans.
We align the short-term and long-term interests of our executive officers with the short-term and long-term interests of our Unitholders by:
•	Providing our executive officers with an annual incentive target that encourages them to achieve or exceed targeted financial results and operating performance for the fiscal year;
•
Providing a long-term incentive plan that encourages our executive officers to implement activities and practices conducive to sustainable, profitable growth because it permits them to share in benefits generated in the future; and

•
Providing our executive officers with restricted units in order to retain the services of the participating executive officers over a five-year period while simultaneously encouraging behaviors conducive to the long-term appreciation of our Common Units.

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
Annually, our Senior Vice President of Administration prepares a comprehensive analysis of each executive officer’s past and current compensation to assist the Committee in the assessment and determination of executive compensation packages for the subsequent fiscal year. The Committee considers a number of factors in establishing the compensation packages for each executive officer, including, but not limited to, tenure, scope of responsibility and individual performance. The relative importance assigned to each of these factors by the Committee may differ from executive to executive. The performance of each of our executive officers is continually assessed by the Committee and by our highest-ranking executive officers and also factors into the decision-making process, particularly in relation to promotions and increases in base compensation. In addition, as part of the Committee’s annual review of each executive officer’s total compensation package, the Committee was provided with benchmarking data for a relevant peer group of companies for comparison purposes. The benchmarking data is just one of a number of factors considered by the Committee, but is not necessarily the most persuasive factor.

The benchmarking data used in determining compensation for the 2009 fiscal year was derived from the Mercer Human Resource Consulting, Inc. (“Mercer”) Benchmark Database containing information obtained from surveys of over 2,500 organizations and approximately 200 positions which may include similarly-sized national propane marketers. The Committee does not base its benchmarking solely on a peer group of other propane marketers. The use of the Mercer database provides a broad base of compensation benchmarking information for companies of a similar size to Suburban. The peer group used for the Suburban positions consisted of organizations included in the Mercer database that report median annual revenues of between $1.0 billion and $4 billion per year.
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
Alternatively, for the reasons below, the Committee decided to include all other propane marketers, structured as publicly traded partnerships, in the peer group it selected for the 2003 Long-Term Incentive Plan (for more on the 2003 Long-Term Incentive Plan, refer to the subheading “2003 Long-Term Incentive Plan” below). Earning a payment under the 2003 Long-Term Incentive Plan is dependent upon the performance (referred to in the plan document as “total return to unitholders”) of our Common Units in comparison to the unit performance of a peer group of eleven other master limited partnerships over a three-year measurement period. Because total return to unitholders is based on unit price appreciation and distributions, both of which are impacted by earnings, this plan was implemented by the Committee to provide an incentive to management to grow the business and to be conservative in regard to the management of expenses, among other things, and, thereby, enhance the return that we provide to our investors. Because master limited partnerships are not taxpaying entities, potentially these entities have more available cash to distribute to their investors than similar businesses that operate as corporations and do pay corporate-level taxes. This sometimes enables master limited partnerships to provide a greater return, in the form of cash distributions, to their investors than similarly situated corporations. As a result of this reasoning, the Committee selected a peer group for the 2003 Long-Term Incentive Plan that included other propane marketers.
In establishing the fiscal 2007 executive compensation packages, the Committee used the median total compensation paid by the peer group to assess whether the “total cash compensation opportunities” that we provide to our executive officers are both competitive and commensurate with each executive officer’s position and corresponding duties. However, in establishing the executive compensation packages for subsequent fiscal years, due to the Committee’s perception of the competitiveness of executive compensation packages provided to executives in the New York area, the Committee used the mean of the reported data as its benchmark. Generally speaking, the mean of the reported data is higher than the median. In recent fiscal years, the members of the Committee have focused on lessening the shortfalls between the compensation packages that we provide to our executive officers and the mean compensation paid by the companies whose data underlie the Mercer database. The Committee does not, however, have a formal target with respect to the amount of the shortfall it is trying to lessen. Moreover, the Committee does not set specific percentile targets for total compensation of our executive officers compared to the total compensation of the peer group.

In making their decisions regarding our fiscal 2009 executive compensation packages, during the Committee’s November 13, 2008 meeting, the members of the Committee reviewed the total cash compensation opportunities that we provided to our executive officers during fiscal 2008. Each executive officer’s “total cash compensation opportunities” consist of base salary, an annual cash bonus, and 2003 Long-Term Incentive Plan awards. The Committee then compared each executive officer’s total cash compensation opportunity to the total mean cash compensation opportunity for the parallel position in the Mercer study. By focusing on each executive officer’s total cash compensation opportunities as a whole, instead of on single components of compensation such as base salary, the Committee created fiscal 2009 compensation packages for our executive officers that emphasize the performance-based components of compensation.
The Committee also met on July 22, 2009 to consider salary increases for seven of our executive officers (four of whom are among our named executive officers) who assumed additional responsibilities as a result of the administrative reorganization that occurred following our April 23, 2009 announcement that Mr. Dunn would succeed Mr. Alexander as our Chief Executive Officer (while, at the same time, remaining as our President). Mr. Dunn received a base salary increase (from $425,000 to $475,000) in recognition of his assumption of the additional responsibilities of Chief Executive Officer; Mr. Stivala, our Chief Financial Officer, received a base salary increase (from $260,000 to $275,000) in recognition of his assumption of responsibility for our Information Services Department; Mr. Keating, our former Vice President of Human Resources, received a base salary increase (from $225,000 to $260,000), an increased cash bonus percentage (from 65% to 70%) and was promoted to Senior Vice President of Administration in recognition of his assumption of administrative responsibilities for the entire enterprise; and Mr. Brinkworth, our Vice President of Product Supply, received a base salary increase (from $225,000 to $245,000) in recognition of his assumption of responsibility for our Non-Fuel Purchasing Department.
These base salary increases and Mr. Keating’s promotion became effective on August 1, 2009. Although the cash incentives under our annual cash bonus plan and our Long-term Incentive Plan awards bear a formulaic relationship to base salary, all fiscal 2009 cash incentive payments and Long-term Incentive Plan awards for these seven executive officers were based upon the base salaries (and, in Mr. Keating’s case, bonus percentage) approved by the Committee at its November 13, 2008 meeting. In anticipation of their July 22, 2009 meeting, the members of the Committee conducted reviews that were similar to those conducted in anticipation of their November 13, 2008 meeting. The Committee indicated that it will not consider base salary increases for the seven executive officers who received base salary increases at its July 22, 2009 meeting until fiscal 2011 (unless unforeseen circumstances arise that require special consideration).
Role of Executive Officers and Compensation Committee in Compensation Process
The Committee establishes and enforces our general compensation philosophy in consultation with our Chief Executive Officer. The role of our Chief Executive Officer in the executive compensation process is to recommend individual pay adjustments for the executive officers, other than himself, to the Committee based on market conditions, our performance, and individual performance. With the assistance of our Senior Vice President of Administration, our Chief Executive Officer presents the Committee with information comparing each executive officer’s compensation to the mean compensation figures provided in the Mercer database.
The Partnership’s sole use of Mercer was to provide the Committee with benchmarking data. Therefore, neither our Chief Executive Officer nor our President met with representatives from Mercer. The information provided by Mercer was derived from a proprietary database maintained by Mercer and, as such, there was no formal consultancy role played by them. The Committee believes that the Mercer benchmarking data, which is provided to the Committee by our Senior Vice President of Administration, can be used by the Committee as an objective benchmark on which decisions relative to executive compensation can be based. In the course of its deliberations, the Committee compares the objective data obtained from the Mercer database to the internal analyses prepared by our Senior Vice President of Administration.

Among other duties, the Committee has overall responsibility for:
•	Reviewing and approving compensation of our Chief Executive Officer, President, Chief Financial Officer and our other executive officers;
•	Reporting to the Board of Supervisors any and all decisions regarding compensation changes for our Chief Executive Officer, President, Chief Financial Officer and our other executive officers;
•	Evaluating and approving our annual cash bonus plan, long-term incentive plan, restricted unit plan, as well as all other compensation policies and programs;
•	Administering and interpreting the compensation plans that constitute each component of our executive officers’ compensation packages; and
•	Engaging consultants, when appropriate, to provide independent, third-party advice on executive officer-related compensation.
Allocation Among Components
Under our compensation structure, the mix of base salary, cash bonus and long-term compensation provided to each executive officer varies depending on his or her position. The base salary for each executive officer is the only fixed component of compensation. All other cash compensation, including annual cash bonuses and long-term incentive compensation, is variable in nature as it is dependent upon achievement of certain performance measures. The following tables summarize the components as percentages of each named executive officer’s total cash compensation opportunity in fiscal 2009 (as determined at the Committee’s November 13, 2008 and July 22, 2009 meetings, respectively).
November 13, 2008 Meeting

		Cash	Long-Term
	Base Salary	Bonus Target	Incentive

Mark A. Alexander(1)	43%	43%	14%
Michael A. Stivala	47%	35%	18%
Michael J. Dunn, Jr.	40%	40%	20%
Steven C. Boyd	47%	35%	18%
Michael M. Keating	50%	33%	17%
Douglas T. Brinkworth	47%	35%	18%

(1)	Mr. Alexander’s Long-Term Incentive Plan award was established per the terms of an agreement between Mr. Alexander and the Partnership.
July 22, 2009 Meeting

		Cash	Long-Term
	Base Salary	Bonus Target	Incentive

Michael A. Stivala	47%	35%	18%
Michael J. Dunn, Jr.	40%	40%	20%
Michael M. Keating	48%	34%	18%
Douglas T. Brinkworth	45%	36%	19%
In allocating compensation among these components, we believe that the compensation of our senior-most levels of management—the levels of management having the greatest ability to influence our performance—should be at least 50% performance-based, while lower levels of management should receive a greater portion of their compensation in base salary. Additionally, our short-term and long-term incentive plans do not provide for minimum payments and are, thus, truly pay-for-performance compensation plans.

Internal Pay Equity
In determining the different compensation packages for each of our named executive officers, the Committee takes into consideration a number of factors, including the level of responsibility and influence that each named executive officer has over the affairs of the Partnership, tenure with the Partnership, individual performance and years of experience in his or her current position. The relative importance assigned to each of these factors by the Committee may differ from executive to executive. The Committee will also consider the existing level of equity ownership of each of our named executive officers when granting awards under our Restricted Unit Plans and the 2003 Long-Term Incentive Plan (see below for a description of these plans). The fiscal 2007, fiscal 2008 and fiscal 2009 compensation packages for our Chief Executive Officer and our President were set forth in their respective employment agreements, as further described below. As a result, different weight may be given to different components of compensation among each of our named executive officers. In addition, as discussed in the section above titled “Allocation Among Components,” the compensation packages that we provide to our senior-most levels of management are, at a minimum, 50% performance-based. In order to align the interests of senior management with the interests of our Common Unitholders, we consider it requisite to accentuate the performance-based elements of the compensation packages that we provide to these individuals because the actions and decisions of these individuals have a direct impact on our performance.
Base Salary
Base salaries for the named executive officers and, indeed, all of our other executive officers, are reviewed and approved annually by the Committee. In order to determine the fiscal 2009 base salary increases, the Committee compared each executive officer’s fiscal 2008 base salary with the corresponding mean salary provided in the Mercer database. The Committee determined base salary adjustments, which may be higher or lower than the comparative data, following an assessment of our overall results as well as each executive officer’s position, performance and scope of responsibility, while at the same time considering each executive officer’s previous total cash compensation opportunities. At the beginning of fiscal 2009, each named executive officer received adjustments to his base salary in accordance with the philosophy and process described above, ranging from 0% to 6%. In the event of a promotion, a significant increase in an executive officer’s responsibilities, or a new hire, the Committee reviews and takes action at its next meeting as it did at its July 22, 2009 meeting.
The fiscal 2009 adjustments to each named executive officer’s base salary were as follows:

	November 13, 2008		July 22, 2009

Mark A. Alexander	0	%(1)	n/a
Michael A. Stivala	4%		6	%(2)
Michael J. Dunn, Jr	0	%(1)	12	%(3)
Steven C. Boyd	6%		n/a
Michael M. Keating	2%		16	%(4)
Douglas T. Brinkworth	5%		9	%(5)

(1)
Because Mr. Alexander’s and Mr. Dunn’s base salaries were set forth under the provisions of their respective employment agreements, the Committee did not adjust their base salaries on November 13, 2008.

(2)	The Committee’s July 22, 2009 decision to increase Mr. Stivala’s salary by 6% was based on consideration of his assuming responsibility for our Information Services Department.

(3)
The Committee’s July 22, 2009 decision to increase Mr. Dunn’s salary by 12% was based on consideration of his assuming the additional responsibilities as Chief Executive Officer, in addition to those of President.

(4)	The Committee’s July 22, 2009 decision to increase Mr. Keating’s salary by 16% was based on consideration of his assuming the increased responsibilities of Senior Vice President of Administration.

(5)	The Committee’s July 22, 2009 decision to increase Mr. Brinkworth’s salary by 9% was based on consideration of his assuming responsibility for our Non-Fuel Purchasing Department.
The total base salary paid to each named executive officer in fiscal 2009 is reported in the column titled “Salary ($)” in the Summary Compensation Table below.

Annual Cash Bonus Plan
Annual cash bonuses (which fall within the SEC’s definition of “Non-Equity Incentive Plan Compensation” for the purposes of the Summary Compensation Table and otherwise) are earned by our executive officers in accordance with the performance objective provisions of our annual cash bonus plan. The cash bonuses earned by Mr. Alexander and Mr. Dunn are the only exceptions to this general rule because their bonus provisions are established in their respective employment agreements. Mr. Alexander’s employment agreement, which was superseded by his separation and consulting agreement (for more information on Mr. Alexander’s separation and consulting agreement, please refer to the section titled “Employment Agreements” below), provided for a maximum annual cash bonus equal to his base salary whereas Mr. Dunn’s employment agreement provides for a maximum annual cash bonus equal to 110% of his base salary. During fiscal 2007, in recognition of performance, the Committee provided Mr. Alexander with a cash bonus payment of 110% of his base salary to parallel the cash bonuses earned by the other named executive officers under our annual cash bonus plan. During fiscal 2009, as part of the negotiated terms of Mr. Alexander’s separation and consulting agreement, the Committee agreed to provide Mr. Alexander with a cash bonus payment of up to 110% of his base salary to parallel the cash bonuses earned by the other named executive officers under our annual cash bonus plan. Mr. Dunn has agreed with the Partnership to terminate his employment agreement effective as of the start of fiscal 2010; hereafter, Mr. Dunn’s annual cash bonus will, like those of the other executive officers, be governed by the terms of our annual cash bonus plan.
Although our annual cash bonus plan is generally administered using the formula described below, occasionally the Committee may exercise its broad discretionary powers to decrease or increase the annual cash bonus paid to a particular executive officer when the Committee recognizes that a particular executive officer’s performance warrants a decreased or an increased bonus. Such adjustments, if any, are recommended to the Committee by our Chief Executive Officer. During fiscal 2009, our Chief Executive Officer did not make any such recommendations to the Committee.
The terms of our annual cash bonus plan provide for cash payments of a specified percentage (which, in fiscal 2009 ranged from 65% to 100%) of our named executive officers’ annual base salaries (“target cash bonus”) if, for the fiscal year, actual EBITDA (as defined in Item 6, herein) equals the Partnership’s budgeted EBITDA. For purposes of calculating the annual cash bonus, the Committee may exercise discretion to adjust both budgeted and actual EBITDA for various items considered to be non-recurring in nature; including, but not limited to, unrealized (non-cash) gains or losses on derivative instruments reported within cost of products sold in our statement of operations and gains or losses on the disposal of discontinued operations (“cash bonus plan EBITDA”). Executive officers have the opportunity to earn between 90% and 110% of their target cash bonuses, in accordance with the terms of the plan, paralleling the percentage of actual cash bonus plan EBITDA in relationship to budgeted cash bonus plan EBITDA ranging from 90% to 110%. Under the annual cash bonus plan, no bonuses are earned if actual cash bonus plan EBITDA is less than 90% of budgeted cash bonus plan EBITDA and cash bonuses cannot exceed 110% of the target cash bonus even if actual cash bonus plan EBITDA is more than 110% of budgeted cash bonus plan EBITDA.
For fiscal 2009, our budgeted cash bonus plan EBITDA was $187 million. Our actual cash bonus plan EBITDA was such that each of our executive officers earned 110% of his or her target cash bonus. The following table provides the fiscal 2009 budgeted cash bonus plan EBITDA targets that were established at the November 13, 2008 Compensation Committee meeting:

		Target Bonus Percentage that
		would have been Earned if
Fiscal 2009 Budgeted Cash		Actual Cash Bonus Plan
Bonus Plan EBITDA		EBITDA Equaled the Figure
(in Millions)		in the Previous Column
$205.7		110%
$196.4		105%
$187.0	(1)	100%
$177.7		95%
$168.3		90%

(1)	Budgeted cash bonus plan EBITDA for fiscal 2009.

The bonuses earned under the annual cash bonus plan by each of our named executive officers are reported in the column titled “Non-Equity Incentive Plan Compensation ($)” in the Summary Compensation Table below.
The 2009 target cash bonus percentages and target cash bonuses established for each named executive officer and the actual cash bonuses earned by each of them during fiscal 2009 are summarized as follows:

	2009 Target Cash
	Bonus as a % of
	Base Salary
	Established by the
	Committee at its
	November 13,	2009 Target Cash	2009 Actual Cash
Name	2008 Meeting	Bonus	Bonus Earned

Mark A. Alexander(1)	100%	$450,000	$495,000

Michael A. Stivala(2)	75%	$195,000	$214,500

Michael J. Dunn, Jr.(1)	100%	$425,000	$467,500

Steven C. Boyd	75%	$195,000	$214,500

Michael M. Keating(3)	65%	$146,250	$160,875

Douglas T. Brinkworth(2)	75%	$168,750	$185,625

(1)
Mr. Alexander’s and Mr. Dunn’s target cash bonuses were originally established by the terms of their respective employment agreements. However, for fiscal 2009, as part of the negotiated terms of Mr. Alexander’s separation and consulting agreement, the Committee agreed to provide Mr. Alexander with a cash bonus payment of up to 110% of his base salary to parallel the cash bonuses earned by the other named executive officers under our annual cash bonus plan. Although Mr. Dunn received a salary increase that was approved by the Committee at its July 22, 2009 meeting, Mr. Dunn’s fiscal 2009 cash bonus payment was based upon his previous salary. See “Employment Agreements” section below.

(2)	Mr. Stivala’s and Mr. Brinkworth’s cash bonus payments were based upon the salaries set for them by the Committee at its November 13, 2008 meeting.

(3)
Mr. Keating’s fiscal 2009 cash bonus payment was based upon the salary and target cash bonus percentage set for him by the Committee at its November 13, 2008 meeting. However, because of the action taken by the Committee at its July 22, 2009 meeting, for fiscal 2010 his target cash bonus percentage will be 70%.

For purposes of establishing the cash bonus targets for fiscal 2009, the Committee reviewed and approved our fiscal 2009 budgeted cash bonus plan EBITDA at its meeting on November 13, 2008. The budgeted cash bonus plan EBITDA is developed annually using a bottom-up process factoring in reasonable growth targets from the prior year performance, while at the same time attempting to reach a good balance between a target that is reasonably achievable, yet not assured. As described above, executive officers have the opportunity to earn between 90% and 110% of their target cash bonuses, paralleling the percentage of actual cash bonus plan EBITDA in relationship to budgeted cash bonus plan EBITDA ranging from 90% to 110%. Over the past three years, our actual cash bonus plan EBITDA was such that each of our executive officers earned 110%, 95%, and 110% of their respective target cash bonus for fiscal 2009, fiscal 2008, and fiscal 2007, respectively.

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
At the beginning of the three-year measurement period, each executive officer’s unvested award of phantom units is calculated by dividing a predetermined percentage (which is 30% for Mr. Alexander and for all other executive officers is 52%), established upon adoption of LTIP-2, of the executive officer’s target cash bonus by the average of the closing prices of our Common Units for the twenty days preceding the beginning of the fiscal year. At the end of the three-year measurement period, depending on the quartile ranking within which our TRU falls relative to the other members of the peer group, our executive officers, as well as the other participants, all of whom are key employees, will receive a cash payout equal to:
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

The three-year measurement period of the fiscal 2007 award ended simultaneously with the conclusion of fiscal 2009. The TRU for the fiscal 2007 award fell within the highest quartile. The following is a summary of the cash payouts related to the fiscal 2007 award earned by our named executive officers at the conclusion of fiscal 2009.

Mark A. Alexander	$252,479	(1)(2)
Michael A. Stivala	$101,004	(1)
Michael J. Dunn, Jr.	$389,020	(1)
Steven C. Boyd	$128,350	(1)
Michael M. Keating	$132,761	(1)
Douglas T. Brinkworth	$113,795	(1)

(1)
The cash payouts related to our named executive officers’ fiscal 2007 awards earned at the conclusion of fiscal 2009 is an additional disclosure that bears no meaningful relationship to the expense recognized during fiscal 2009 and reported in column (e) of the Summary Compensation Table below.

(2)	Mr. Alexander’s payment is considerably smaller than Mr. Dunn’s as a result of an agreement between Mr. Alexander and the Partnership.

The following is a summary of the quantity of phantom units that signify the unvested awards granted to our named executive officers during fiscal 2008 and fiscal 2009 that will be used to calculate cash payments at the end of each respective award’s three-year measurement period (i.e., at the end of fiscal 2010 for the fiscal 2008 award and at the end of fiscal 2011 for the fiscal 2009 award):

	Fiscal	Fiscal
	2008 Award	2009 Award
Mark A. Alexander	2,989	3,752
Michael A. Stivala	1,871	2,818
Michael J. Dunn, Jr.	4,894	6,142
Steven C. Boyd	1,693	2,818
Michael M. Keating	1,647	2,114
Douglas T. Brinkworth	1,857	2,439
The peer group members selected by the Committee for the fiscal 2007, fiscal 2008 and fiscal 2009 awards consist entirely of publicly-traded partnerships, inclusive of all propane-related partnerships. The Committee decided upon this peer group because all publicly-traded partnerships have similar tax attributes and can, as a result, distribute more cash than similarly-sized corporations generating similar revenues. The following table lists, in alphabetical order, the names and ticker symbols of the peer group used to measure our performance during the fiscal 2007, fiscal 2008 and fiscal 2009 LTIP-2 awards’ three-year measurement periods:
Fiscal 2007, Fiscal 2008 and Fiscal 2009 LTIP-2 Awards Peer Group

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
Because the cash payments under the LTIP-2 are based on the value of our Common Units, compensation expense generated by this plan is recognized ratably over the plan’s three-year measurement period; however, in the case of awards held by retirement-eligible participants, compensation expense is recognized in full when the unvested award is granted to the participant. As a result, because Mr. Dunn and Mr. Keating are, in accordance with the plan’s retirement provisions retirement-eligible participants, the compensation expense for Mr. Dunn’s and for Mr. Keating’s unvested awards appear higher than the compensation charges related to unvested awards held by the other named executive officers, none of whom meet the plan document’s retirement criteria. Therefore, the disparity in LTIP-2 compensation-related expense between the named executive officers who are retirement-eligible participants and the named executive officers who are not is attributable to the accounting requirements for the timing of expense recognition rather than to a disparity in actual compensation. In addition, as part of the negotiated terms of Mr. Alexander’s separation and consulting agreement, Mr. Alexander’s outstanding awards under the LTIP-2 vest as of September 26, 2009, but such awards remain subject to the same three-year measurement period for purposes of determining the eventual cash payout, if any, at the conclusion of the measurement period. As a result, it was necessary to recognize all remaining unrecognized expense attributable to his unvested fiscal 2008 and fiscal 2009 awards during fiscal 2009. All such charges to this year’s earnings relative to our named executive officers are reported in the column titled “Unit Awards ($)” in the Summary Compensation Table below.

Restricted Unit Plans
2000 Restricted Unit Plan
We adopted the 2000 Restricted Unit Plan (“RUP”) effective November 1, 2000. Upon adoption, this plan authorized the issuance of 487,805 Common Units to our executive officers, managers and other employees and to the members of our Board of Supervisors. On October 17, 2006, following approval by our Unitholders, we adopted amendments to the RUP which, among other things, increased the number of Common Units authorized for issuance under the RUP by 230,000 for a total of 717,805. At the conclusion of fiscal 2009, there remained 37,397 restricted units available for future awards.
When the Committee authorizes an award of restricted units, the unvested units underlying an award do not provide the grantee with voting rights and do not receive distributions or accrue rights to distributions during the vesting period. Restricted unit awards vest as follows: 25% on each of the third and fourth anniversaries of the grant date and the remaining 50% on the fifth anniversary of the grant date. Unvested awards are subject to forfeiture in certain circumstances as defined in the RUP document. Upon vesting, restricted units are automatically converted into our Common Units, with full voting rights and rights to receive distributions.
The RUP document previously contained a retirement provision that provided for the immediate vesting of all unvested RUP awards held by a retiring participant who met all three of the following conditions on his or her retirement date:
1.	The unvested RUP award has been held by the grantee for at least six months;

2.	The RUP grantee is age 55 or older; and

3.	The RUP grantee has worked for us or one of our predecessors for at least 10 years.
On October 31, 2007, in order to comply with the regulations promulgated under Internal Revenue Code (“IRC”) Section 409A, the Board of Supervisors amended the retirement provision to require a six-month delay between a retirement eligible RUP participant’s retirement date and the date on which unvested RUP awards vest.
All RUP awards are made at the discretion of the Committee. Because individual circumstances differ, the Committee has not adopted a formulaic approach to making RUP awards. Awards are granted at the Committee’s discretion when the need arises. Although the reasons for granting an award can vary, the objective of granting an award to a recipient is twofold: to retain the services of the recipient over the five-year vesting period while, at the same time providing the type of motivation that further aligns the long-term interests of the recipient with the long-term interests of our Unitholders. The reasons for which the Committee grants RUP awards include, but are not limited to, the following:
•	To attract skilled and capable candidates to fill vacant positions;

•	To retain the services of an employee;

•	To provide an adequate compensation package to accompany an internal promotion; and

•	To reward outstanding performance.

In determining the quantity of restricted units to grant to executive officers and other key employees, the Committee considers, without limitation:
•	The executive officer’s scope of responsibility, performance and contribution to meeting our objectives;

•	The total cash compensation opportunity provided to the executive officer for whom the award is being considered;

•	The value of similar equity awards to executive officers of similarly sized enterprises; and

•	The current value of a similar quantity of outstanding Common Units.
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
Until October 17, 2007, the grant date for RUP awards usually coincided with the Committee’s approval date. However, on October 31, 2007, the Committee adopted a policy with respect to the effective grant date of subsequent awards of restricted units under the RUP which states that:
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
During fiscal 2009, RUP awards were granted to the following named executive officers:

	Grant Date	Quantity of Restricted Units

Michael A. Stivala	December 1, 2008	4,818
Steven C. Boyd	December 1, 2008	2,570
Michael M. Keating	December 1, 2008	4,818
Douglas T. Brinkworth	December 1, 2008	3,212

At its November 13, 2008 meeting, Mr. Stivala, Mr. Boyd, Mr. Keating and Mr. Brinkworth were the only named executive officers to whom the Committee granted RUP awards. All fiscal 2009 awards were made in recognition of the exemplary performance of each of the recipients and as retention tools. In determining the fiscal 2009 awards for Mr. Stivala, Mr. Boyd, Mr. Keating and Mr. Brinkworth, the Committee relied upon information provided by Mercer to conclude that these awards were necessary to remediate shortfalls perceived by the Committee in the cash compensation of these named executive officers. At its November 13, 2008 meeting, the Committee did not provide Mr. Alexander with a RUP award because, at the time, his compensation was dictated by the provisions of his employment agreement. The Committee chose not to provide Mr. Dunn with a fiscal 2009 award because his fiscal 2008 award was considerably higher than the quantities granted to the other recipients of fiscal 2008 awards due to the Committee’s desire to recognize his responsibilities as President and in consideration of his not having received any prior awards under the RUP. Because the Committee utilizes RUP awards as a retention tool and because at the time Mr. Dunn received his fiscal 2008 RUP award he satisfied the criteria found in the retirement provisions of the RUP document, the Committee exercised its discretionary authority to make his award subject to the special stipulation that he hold his unvested award for three years before the retirement provisions of the RUP document become applicable.
At its November 10, 2009 meeting, the Committee concluded an extensive review of Mr. Dunn’s compensation relative to his assumption of additional responsibilities as the Partnership’s Chief Executive Officer at the commencement of fiscal 2010. Because the Committee believes that equity compensation is a critical component of executive compensation that helps to retain and motivate our executives, the Committee concluded, after comparing the cash components of Mr. Dunn’s compensation to the Mercer study, that it would be prudent to provide Mr. Dunn with a RUP award as of December 1, 2009, equal in value to $500,000, in recognition of his assuming the responsibilities of our Chief Executive Officer. This RUP award will be converted into a number of restricted units on the grant date using the formula set forth above.
Generally, compensation expense for unvested RUP awards is recognized ratably over the vesting periods and is net of estimated forfeitures. However, when a RUP award is granted to a retirement-eligible individual, compensation expense associated with such award is recognized ratably over the six-month period following the grant date (because the RUP document requires that a retirement-eligible individual hold an unvested award for at least six months before the award becomes subject to the plan document’s retirement provisions). Although Mr. Dunn is a retirement-eligible participant, because the Committee stipulated that his fiscal 2008 award will not become subject to the RUP document’s retirement provisions until the conclusion of fiscal 2012, the compensation expense associated with Mr. Dunn’s fiscal 2008 award will be recognized ratably over the three-year period between the grant date and the conclusion of fiscal 2012. Because Mr. Keating is retirement-eligible participant whose fiscal 2009 award is subject to the normative retirement provisions of the RUP document, the timing of compensation expense recognition associated with his fiscal 2009 RUP award was recognized ratably over the six-month period following the grant date. As a result, all of the compensation expense associated with Mr. Keating’s fiscal 2009 RUP award was recognized during fiscal 2009 and, therefore, was greatly accelerated when contrasted to the recognition of compensation expense relative to the unvested RUP awards held by Mr. Stivala, Mr. Boyd and Mr. Brinkworth who do not meet the retirement criteria of the plan document. The RUP-related compensation expense recognized in the Partnership’s fiscal 2009 statement of operations, excluding forfeiture estimates, on behalf of each of the named executive officers is reported in the column titled “Unit Awards ($)” in the Summary Compensation Table below.
2009 Restricted Unit Plan
At our July 22, 2009, Tri-Annual Meeting, our Unitholders approved our adoption of the 2009 Restricted Unit Plan (“RUP-2”) effective August 1, 2009. This plan was adopted because the 2000 Restricted Unit Plan, which terminates on October 31, 2010, had insufficient remaining units reserved for awards to meet our long term compensation needs. Upon adoption, this plan authorized the issuance of 1,200,000 Common Units to our executive officers, managers and other employees and to the members of our Board of Supervisors. At the conclusion of fiscal 2009, no awards had been granted under this plan. The provisions of this plan are substantially identical to those of the 2000 Restricted Unit Plan.

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
On July 31, 2007, the Board amended the annual cash bonus plan, LTIP-2 and the RUP to expressly make future awards under such plans subject to the Incentive Compensation Recoupment Policy. RUP-2 was adopted with provisions that made it subject to the Incentive Compensation Recoupment Policy.
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
For fiscal 2009, all of our named executive officers participated in the 401(k) Plan. The benefits provided to our named executive officers under the 401(k) Plan are provided on the same basis as to our other exempt employees. Amounts deferred by our named executive officers under the 401(k) Plan are included in the column titled “Salary ($)” in the Summary Compensation Table below.
In order to be competitive with other employers, if certain performance criteria are met, we will match our employee-participants’ contributions up to the lesser of 6% of their base salary or $245,000, at a rate determined based on a performance-based scale. The following chart shows the performance target criteria that must be met for each level of matching contribution:

If We Meet This	The Participating Employee
Percentage of	Will Receive this Matching
Budgeted EBITDA(1)	Contribution for the Year

115% or higher	100%
100% to 114%	50%
90% to 99%	25%
Less than 90%	0%

(1)	For additional information regarding the non-GAAP term “Budgeted EBITDA,” refer to the explanation provided under the subheading “Annual Cash Bonus Plan” above.

For fiscal 2009, our budgeted 401(k) Plan EBITDA was $187.0 million. Our actual 401(k) Plan EBITDA fiscal 2009 results were such that each of our executive officers earned a matching contribution of 100%. As a result, we will provide participants with a match equal to 100% of their calendar year 2009 contributions that did not exceed 6% of their total base pay up to a maximum base pay of $245,000. The matching contributions that we will make on behalf of our named executive officers are reported in the column titled “All Other Compensation ($)” in the Summary Compensation Table below.
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
Because the Compensation Deferral Plan contained only Common Units, and because the cash distributions that inured to those units were immediately distributed to the beneficiaries, the plan did not provide Mr. Alexander and Mr. Dunn with above market interest; nor did they receive distributions on the Common Units at a rate higher than the distributions paid on behalf of our Common Units held by the investing public. As a result, nothing relative to the Compensation Deferral Plan is reported in the Summary Compensation Table below for fiscal 2009, fiscal 2008 or fiscal 2007.
Supplemental Executive Retirement Plan
In 1998, we adopted a non-qualified, unfunded supplemental retirement plan known as the Suburban Propane Company Supplemental Executive Retirement Plan (the “SERP”). The purpose of the SERP was to provide Mr. Alexander and Mr. Dunn with a level of retirement income from us, without regard to statutory maximums, including the IRC’s limitation for defined benefit plans. In light of the conversion of the Pension Plan to a cash balance formula as described under the subheading “Pension Plan” above, the SERP was amended and restated effective January 1, 1998. The annual retirement benefit under the SERP represents the amount of annual benefits that the participants in the SERP would otherwise be eligible to receive, calculated using the same pay-based credits referenced in the “Pension Plan” section above, applied to the amount of annual compensation that exceeds the IRC’s statutory maximums for defined benefit plans, which was $200,000 in 2002. Effective January 1, 2003, the SERP was discontinued with a frozen benefit determined for Mr. Alexander and Mr. Dunn.
When the SERP was adopted, prior to its being frozen, the plan was intended to provide Mr. Alexander with a monthly benefit of $6,737 and Mr. Dunn with a monthly benefit of $373 upon retirement. In accordance with the provisions of his separation and consulting agreement (for more information on Mr. Alexander’s separation and consulting agreement, please refer to the section titled “Employment Agreements” below), Mr. Alexander received a lump sum payment equal to what said lump sum payment would have been if Mr. Alexander had attained age 55 and retired on September 26, 2009. The amount of Mr. Alexander’s payment was $444,030. This amount was paid to Mr. Alexander during the thirty-day period following the conclusion of fiscal 2009. As a result of this payment to Mr. Alexander, Mr. Dunn is the plan’s sole remaining participant. Because Mr. Alexander was granted an additional four year’s interest credits (by September 26, 2009 he had attained age 51), he received above market interest credits. The above-market interest credits allocated to Mr. Alexander have been reported in the column titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table below. During fiscal 2009, Mr. Dunn received no above-market interest credits relative to the SERP; therefore, nothing relative to Mr. Dunn’s participation in the SERP is reported in the Summary Compensation Table below.

Other Benefits
As part of his total compensation package, each named executive officer is eligible to participate in all of our other employee benefit plans, such as the medical, dental, group life insurance and disability plans. In each case, with the exception of Mr. Alexander for whom we purchase supplemental life insurance and supplemental long-term disability policies at a cost of $6,556 per year, these benefits are provided on the same basis as are provided to other exempt employees. These benefit plans are offered to attract and retain talented employees by providing them with competitive benefits.
Other than to Mr. Alexander, in accordance with the terms of his separation and consulting agreement that superseded his employment agreement (both of which are described below in the section titled “Employment Agreements”), and Mr. Dunn, in accordance with the terms of his employment agreement (described below in the section titled “Employment Agreements”), there are no post-termination or other special rights provided to any named executive officer to participate in these benefit programs other than the right to participate in such plans for a fixed period of time following termination of employment, on the same basis as is provided to other exempt employees, as required by law. As described below in the section titled “Employment Agreements,” Mr. Dunn has agreed with the Partnership to terminate his employment agreement effective as of the commencement of fiscal 2010.
The costs of all such benefits incurred on behalf of our named executive officers are reported in the column titled “All Other Compensation ($)” in the Summary Compensation Table below.
Perquisites
Perquisites represent a minor component of our executive officers’ compensation. Each of the named executive officers is eligible for tax preparation services, a company-provided vehicle, and an annual physical. The following table summarizes both the value and the utilization of these perquisites by the named executive officers in fiscal 2009.

		Employer-
	Tax Preparation	Provided
Name	Services	Vehicle	Physical
Mark A. Alexander	$3,500	$11,819	$1,300
Michael A. Stivala	$-0-	$11,318	$1,300
Michael J. Dunn, Jr.	$3,000	$12,205	$-0-
Steven C. Boyd	$3,000	$6,205	$-0-
Michael M. Keating	$3,000	$11,015	$1,300
Douglas T. Brinkworth	$3,000	$10,610	$-0-
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
In accordance with their respective employment agreements, Mr. Alexander and Mr. Dunn were entitled to receive tax gross-up payments for any parachute excise tax incurred pursuant to IRC Section 4999; they are also entitled to receive tax gross-up payments for any payment that violates the provisions of IRC Section 409A or its associated regulations.
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
Mr. Alexander’s separation and consulting agreement does not meet the criteria under which IRC Section 4999 parachute excise tax is triggered. Additionally, it is the Partnership’s practice to comply with the statutory and regulatory provisions of IRC Section 409A; therefore, all payments associated with Mr. Alexander’s severance and consulting agreement will be made in accordance with the statutory and regulatory provisions of IRC Section 409A and, as a result, will not incur the 20% federal excise tax triggered by payments that violate said provisions.
Employment Agreements
Mr. Alexander, our Chief Executive Officer through the conclusion of fiscal 2009, and Mr. Dunn, our President (and Chief Executive Officer commencing with the start of fiscal 2010), are the only executive officers, named or otherwise, with whom we formerly had employment agreements. Mr. Alexander’s employment agreement remained in effect until the conclusion of fiscal 2009 in accordance with the terms of his separation and consulting agreement announced on April 23, 2009. At the conclusion of fiscal 2009, Mr. Alexander’s employment agreement no longer had force or effect; instead, the provisions of his separation and consulting agreement went into effect. For more information regarding Mr. Alexander’s separation and consulting agreement, refer to the subsection below titled “Separation and Consulting Agreement of Mr. Alexander” and to the table below titled “Actual Payments to Mr. Alexander under His Separation and Consulting Agreement.” As a result of an agreement reached between Mr. Dunn and the Committee at its November 10, 2009 Committee meeting, Mr. Dunn’s employment agreement was terminated retroactively as of September 27, 2009 and replaced with a letter of agreement. For more information regarding Mr. Dunn’s letter of agreement, refer to the subsection below titled “Letter of Agreement of Mr. Dunn” and to the table below titled “Potential Payments upon Termination to Mr. Dunn under his Letter of Agreement.”
In regard to the history of Mr. Alexander’s employment agreement, we entered into an employment agreement with him when it was announced, on March 5, 1996, that he would become our Chief Executive Officer. This agreement was subsequently amended on October 23, 1997, April 14, 1999 and November 2, 2005. In regard to the history of Mr. Dunn’s employment agreement, on February 5, 2007, we entered into an employment agreement with him that had an effective date of February 1, 2007. On November 13, 2008, the Committee approved an amendment to each of Mr. Alexander’s and Mr. Dunn’s employment agreements to bring these agreements into conformance with the final regulations issued by the IRS under IRC Section 409A.

The final provisions of both Mr. Alexander’s and Mr. Dunn’s employment agreements were the results of negotiations between the Committee and each individual and are not reducible to a specific process. For example, Mr. Alexander was the only Chief Executive Officer that had been employed by the Partnership until Mr. Dunn assumed the role on September 27, 2009. As a result, some aspects of Mr. Alexander’s employment arrangements predate the existence of the Partnership and were agreed to by our former general partner. Over the years, when considering whether to renew Mr. Alexander’s contract, the Committee considered, among other factors, Mr. Alexander’s experience, performance and the fact that our headquarters are located in the New York Metropolitan area. Similar considerations applied to the circumstances under which Mr. Dunn’s employment agreement was negotiated. In particular, the Committee believed that the termination and change of control arrangements contained in both of these employment agreements were an important part of the competitive total compensation provided to our Chief Executive Officer and to our President. The Committee also believed that the termination and change of control provisions of Mr. Alexander’s and Mr. Dunn’s employment agreements were necessary to eliminate, or at least reduce, the possibility of reluctance on the part of our Chief Executive Officer and our President to pursue potential change of control transactions that might have been in the best interests of our Unitholders. These arrangements did not affect any decision made in fiscal 2009 with respect to any other compensation elements for our named executive officers.
Employment Agreement of Mr. Alexander
Mr. Alexander’s employment agreement had an initial term of three years, and was renewed automatically for all successive one-year periods through the end of fiscal 2009. The employment agreement provided for an annual base salary of $450,000 and provided Mr. Alexander with the opportunity to earn a cash bonus of up to 100% of base salary based upon the achievement of the same EBITDA-related performance criteria as contained in our annual cash bonus plan described in the section titled “Annual Cash Bonus Plan” above. Under our Partnership Agreement, the Committee had the authority to grant Mr. Alexander a bonus in excess of 100% if, in accordance with the terms of the annual cash bonus plan, our other executive officers earned bonuses exceeding their target bonuses for the fiscal year. The Committee exercised this authority in connection with Mr. Alexander’s cash bonus for fiscal 2007 in recognition of performance. For fiscal 2009, in accordance with the provisions of Mr. Alexander’s separation and consulting agreement, the Committee agreed to provide Mr. Alexander with a cash bonus payment of up to 110% of his base salary to parallel the cash bonuses earned by the other named executive officers under our annual cash bonus plan.
Mr. Alexander’s employment agreement provided him the opportunity to participate in benefit plans made available to our other executive officers and our other key employees. Under the provisions of this agreement, we also provided Mr. Alexander with a term life insurance policy with a face amount equal to three times his base salary.
If, while Mr. Alexander’s employment agreement had force and effect, a change of control (as defined in the “Change of Control” section below) of the Partnership had occurred, and within six months prior thereto or at any time subsequent to such change of control, we had terminated Mr. Alexander’s employment without cause (as defined in the “Severance Benefits” section below) or if Mr. Alexander had resigned with good reason (as defined in the “Severance Benefits” section below) or had terminated his employment commencing on the six month anniversary and ending on the twelve month anniversary of such change of control, then Mr. Alexander would have been entitled to:
•	A lump sum severance payment equal to three times his annual base salary in effect as of the date of termination plus three times his annual cash bonus at 100%; and

•	Medical benefits for three years from the date of such termination.
In situations unconnected to a change of control event, if the Partnership had terminated Mr. Alexander’s employment without cause or if Mr. Alexander had resigned with good reason, then Mr. Alexander would have been entitled to:
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

The employment agreement required that if any payment received by Mr. Alexander had been subject to the 20% excise tax under IRC Section 4999, the payment would have been increased to permit Mr. Alexander to retain a net amount on an after-tax basis equal to what he would have received had the excise tax not been payable.
If Mr. Alexander’s employment had been terminated due to death, disability, or pursuant to delivery of a non-renewal notice to the Partnership in accordance with the terms and conditions of his employment agreement, he or his estate would have been entitled to earned but unpaid base salary plus his pro-rata cash bonus. If his employment had been terminated by the Partnership for cause, he would have been entitled to his earned but unpaid base salary only.
Separation and Consulting Agreement of Mr. Alexander
In order to provide for an orderly transition from his leadership as our Chief Executive Officer to that of his successor, after making his decision to resign as our Chief Executive Officer, Mr. Alexander entered into negotiations with the Board of Supervisors to plan an orderly transition. As a result of negotiations between Mr. Alexander and the Board of Supervisors, Mr. Alexander agreed to a termination of his existing employment agreement simultaneous with Mr. Dunn’s succession as our next Chief Executive Officer at the close of business on September 26, 2009. The following items are the essential elements of Mr. Alexander’s separation and consulting agreement that was entered into as a result of Mr. Alexander’s and the Board of Supervisor’s collaborative efforts to ensure an orderly transition:
•
Mr. Alexander was to remain our Chief Executive Officer until the close of business on September 26, 2009. At that time, Mr. Dunn would succeed him as our President and Chief Executive Officer. Mr. Alexander agreed not to stand for election to our Board of Supervisors at the July 22, 2009 Tri-Annual Meeting.

•
Mr. Alexander’s existing employment agreement was to remain in effect until the end of fiscal 2009 and subsequently have no further force or effect. During the period between April 23, 2009 and September 26, 2009, the Board of Supervisors would retain the right to terminate the existing agreement for cause. During the period between April 23, 2009 and September 26, 2009, Mr. Alexander was permitted to seek other employment opportunities that were not inconsistent with the non-compete provisions of his separation and consulting agreement.

•
Mr. Alexander will remain bound to non-competition, non-solicitation and confidentiality obligations substantially identical to those contained in his former employment agreement, in each case, for the three year period commencing at the close of business on September 26, 2009.

•
For the three year period commencing at the close of business on September 26, 2009, Mr. Alexander will remain engaged by the Partnership as an independent consultant providing transitional assistance and strategic advice to the Board of Supervisors and to Mr. Dunn with respect to operational matters, acquisitions, dispositions and other transactional matters.

•	As payment for his three-year consulting services, Mr. Alexander will receive an aggregate consulting fee of $1,000,000, payable over the course of the three-year consulting period.

•	Mr. Alexander will be paid his fiscal 2009 cash bonus (110% of base salary), without proration.

•	Mr. Alexander received a payment ($444,030) under the SERP equal to what said payment would have been if Mr. Alexander had attained age 55 on September 26, 2009.

•	Mr. Alexander will be reimbursed for income tax preparation services for the filing of his 2009, 2010 and 2011 income tax returns.

•	We will continue to pay the lease expense and insurance on Mr. Alexander’s employer-provided vehicle for the three years during which he acts as a consultant.

•	We will pay for Mr. Alexander’s supplemental life insurance coverage for the three years during which he acts as a consultant.

•
In lieu of a fiscal 2009 matching contribution of $14,700 to Mr. Alexander’s 401(k), Mr. Alexander will receive a cash payment of $14,700 on or about the same day that fiscal 2009 matching contributions are made to the 401(k) accounts of the Partnership’s employees.

•
We will reimburse Mr. Alexander’s payments for medical and dental benefits coverage until he is covered under another employer’s medical/dental plan for a period not to exceed the three year consulting period.

•	Mr. Alexander has provided us with a general release from future litigation. He will retain his rights to indemnification and to director and officer insurance.

•	Mr. Alexander transferred his sole membership interest in the general partner to Mr. Dunn at the close of business on September 26, 2009.

•
The change of control benefits under Mr. Alexander’s existing employment agreement terminated at the close of business on September 26, 2009. However, if a change of control occurs during the three year period during which he provides consulting services to us, his consulting obligations will cease and he will be paid the remaining, unpaid portion of the agreed upon consulting fee of $1,000,000. In addition, he will receive payment of any unpaid LTIP-2 awards in accordance with the terms and conditions of the plan document.

For comparative purposes, the section titled “Potential Payments Upon Termination” below includes a table containing hypothetical severance payments that would have been made under Mr. Alexander’s former employment agreement and another containing the actual payments he will receive under his separation and consulting agreement.
Employment Agreement of Mr. Dunn
Mr. Dunn’s employment agreement had an initial term of two years commencing on February 1, 2007, the term of which were to automatically renew for successive one-year periods, unless earlier terminated by us or by Mr. Dunn or otherwise terminated in accordance with the terms of the employment agreement. The provisions of Mr. Dunn’s employment agreement provided for an initial annual base salary of $400,000 per year (which was permitted to be adjusted upwards annually at the Committee’s discretion) and, in accordance with the provisions of our annual cash bonus plan, the opportunity to earn a cash bonus in each fiscal year up to 110% of his annual base salary for each fiscal year (the “Maximum Annual Cash Bonus”). Additionally, Mr. Dunn’s employment agreement permitted his participation in the same benefit plans made available to our other executive officers and other key employees.
If, while Mr. Dunn’s employment agreement had force and effect, a change of control (as defined in the “Change of Control” section below) of the Partnership had occurred and within six months prior thereto or within two years thereafter the Partnership had terminated Mr. Dunn’s employment without cause (as defined in the “Severance Benefits” section below) or if Mr. Dunn had resigned with good reason (as defined in the “Severance Benefits” section below), then Mr. Dunn would have been entitled to a severance payment equal to the sum of:
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

In situations unconnected to a change of control event, if the Partnership had terminated Mr. Dunn’s employment without cause, or if Mr. Dunn had resigned with good reason, then Mr. Dunn would have been entitled to:
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
The employment agreement required that if any payment received by Mr. Dunn had been subject to the 20% excise tax under IRC Section 4999, the payment would have been increased to permit Mr. Dunn to retain a net amount on an after-tax basis equal to what he would have received had the excise tax not been payable.
If Mr. Dunn’s employment had been terminated due to death, disability, or pursuant to delivery of a non-renewal notice to the Partnership in accordance with the terms and conditions of his employment agreement, he or his estate, as the case may be, would have been entitled to earned but unpaid base salary plus his pro-rata cash bonus for the fiscal year during which termination occurred. If his employment were terminated by the Partnership for cause, or if he resigned without good reason, he would have been entitled to his earned but unpaid base salary only.
Letter of Agreement of Mr. Dunn
Simultaneous with the commencement of fiscal 2010, Mr. Dunn’s employment agreement was terminated and replaced with a letter of agreement governing retirement and the implementation of a mutually agreed upon succession plan. The letter of agreement between Mr. Dunn and us is summarized as follows:
•	Mr. Dunn will participate in our Severance Protection Plan at the 78-week participation level.

•	If on or after the last day of fiscal 2012, Mr. Dunn retires or leaves as a result of an agreed-upon succession plan, he will receive the following:
•	A lump sum payment equal to two years of base salary.

•	Payment of medical benefits until attainment of age 65 (Mr. Dunn will be 63 at the conclusion of fiscal 2012).

•	Payment of unvested LTIP-2 awards held by Mr. Dunn at separation in accordance with the terms and conditions of the LTIP-2 plan document.

•	Transfer of ownership of employer-provided vehicle to Mr. Dunn.

•	Receipt of other vested and certain unvested benefits including restricted unit awards, earned cash bonus, pension plan in accordance with the terms and conditions of each plan.
In return for the foregoing, Mr. Dunn agreed to provide us with a release of all claims he might have against us at the time of his departure. Mr. Dunn also agreed to provide us with transition consultation services for a period not to exceed two years following his departure. Mr. Dunn will not be deemed to have retired or terminated his employment if he simply relinquishes the title and responsibilities of President but remains our Chief Executive Officer.
For comparative purposes, the section titled “Potential Payments Upon Termination” below includes a table containing hypothetical severance payments that would have been made under the provisions Mr. Dunn’s former employment agreement and another containing hypothetical payments under the provisions of his letter of agreement.

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
Change of Control
Our executive officers and other key employees have built the Partnership into the successful enterprise that it is today; therefore, we believe that it is important to protect them in the event of a change of control. Further, it is our belief that the interests of our Unitholders will be best served if the interests of our executive officers are aligned with them, and that providing change of control benefits should eliminate, or at least reduce, the reluctance of our executive officers to pursue potential change of control transactions that may be in the best interests of our Unitholders. Additionally, we believe that the severance benefits provided to our executive officers and to our key employees are consistent with market practice and appropriate because these benefits are an inducement to accepting employment and because the executive officers have agreed to and are subject to non-competition and non-solicitation covenants for a period following termination of employment. Therefore, our executive officers and other key employees are provided with employment protection following a change of control (the “Severance Protection Plan”). During fiscal 2009, our Severance Protection Plan covered all executive officers, including the named executive officers, with the exception of our Chief Executive Officer and our President, whose severance provisions were established in their respective employment agreements.
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
In addition, upon a change of control, without regard to whether a participant’s employment is terminated, all unvested awards granted under the RUP will vest immediately and become distributable to the participants and all outstanding, unvested LTIP-2 awards will vest immediately as if the three-year measurement period for each outstanding award concluded on the date the change of control occurred and our TRU was such that, in relation to the performance of the other members of the peer group, it fell within the top quartile.
For purposes of these benefits, a change of control is deemed to occur, in general, if:
•
An acquisition of our Common Units or voting equity interests by any person immediately after which such person beneficially owns more than 30% of the combined voting power of our then outstanding Common Units, unless such acquisition was made by (a) us or our subsidiaries, or any employee benefit plan maintained by us, our Operating Partnership or any of our subsidiaries, or (b) any person in a transaction where (A) the existing holders prior to the transaction own at least 50% of the voting power of the entity surviving the transaction and (B) none of the Unitholders other than Suburban, our subsidiaries, any employee benefit plan maintained by us, our Operating Partnership, or the surviving entity, or the existing beneficial owner of more than 25% of the outstanding Common Units owns more than 25% of the combined voting power of the surviving entity (such transaction, a “Non-Control Transaction”); or

•
The consummation of (a) a merger, consolidation or reorganization involving Suburban other than a Non-Control Transaction; (b) a complete liquidation or dissolution of Suburban; or (c) the sale or other disposition of 40% or more of the gross fair market value of all the assets of Suburban to any person (other than a transfer to a subsidiary).

The SERP (as discussed above in the section titled “Supplemental Executive Retirement Plan”) will terminate effective on the close of business thirty days following the change of control. Mr. Dunn, the remaining participant, will be deemed to have retired and will have his respective benefits determined as of the date the plan is terminated with payment of his benefits no later than ninety days after the change of control. He will receive a lump sum payment equivalent to the present value of his benefit payable under the plan utilizing the lesser of the prime rate of interest as published in the Wall Street Journal as of the date of the change of control or one percent, as the discount rate to determine the present value of the accrued benefit.
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
Report of the Compensation Committee
The Compensation Committee has reviewed and discussed with management this Compensation Discussion and Analysis. Based on its review and discussions with management, the Committee recommended to the Board of Supervisors that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for fiscal 2009.
The Compensation Committee:
John Hoyt Stookey, Chairman
John D. Collins
Harold R. Logan, Jr.
Dudley C. Mecum
Jane Swift

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION
Summary Compensation Table for Fiscal 2009
The following table sets forth certain information concerning the compensation of each named executive officer during the fiscal years ended September 26, 2009, September 27, 2008 and September 29, 2007:

						Change in
						Pension Value
						and
						Nonqualified
					Non-Equity	Deferred
				Unit	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)(6)	($)
(a)	(b)	(c )	(d)	(e)	(g)	(h)	(i)	(j)
Mark A. Alexander Chief Executive Officer	2009	$450,000	—	$367,525	$495,000	$64,042	$1,126,693	$2,503,260
	2008	$450,000	—	$171,606	$427,500	—	$46,926	$1,096,032
	2007	$450,000	$45,000	$410,238	$456,188	—	$52,507	$1,413,933

Michael A. Stivala Chief Financial Officer & Chief Accounting Officer	2009	$262,500	—	$230,025	$214,500	—	$41,728	$748,753
	2008	$250,000	—	$157,913	$154,375	—	$32,589	$594,877
	2007	$200,000	—	$210,370	$132,831	—	$32,356	$575,557

Michael J. Dunn, Jr. President	2009	$433,333	—	$719,286	$467,500	$56,050	$48,065	$1,724,234
	2008	$425,000	—	$498,395	$403,750	—	$38,976	$1,366,121
	2007	$391,552	—	$824,713	$443,568	$6,752	$44,879	$1,711,464

Steven C. Boyd Vice President of Field Operations	2009	$260,000	—	$243,600	$214,500	$53,577	$39,811	$811,488
	2008	$245,000	—	$178,116	$139,650	—	$26,406	$589,172
	2007	$226,232	—	$243,910	$155,868	—	$34,202	$660,212

Michael M. Keating Senior Vice President of Administration	2009	$230,833	—	$218,072	$160,875	$107,821	$45,583	$763,184
	2008	$220,000	—	$290,955	$135,850	—	$35,109	$681,914
	2007	$210,000	—	$266,908	$151,611	$5,648	$43,816	$677,983

Douglas T. Brinkworth Vice President of Product Supply	2009	$228,333	—	$203,655	$185,625	$31,679	$43,440	$692,732
	2008	$215,000	—	$148,463	$153,188	—	$34,881	$551,532
	2007	$195,000	—	$213,167	$129,758	—	$41,720	$579,645

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

(2)
For fiscal 2007, in recognition of performance, the Committee provided Mr. Alexander with an incentive payment equal to 110% of his target cash bonus to parallel the cash bonuses earned by the other named executive officers under the annual cash bonus plan. The amount reported in this column represents the additional 10% awarded to Mr. Alexander at the Committee’s discretion. For fiscal 2009, as part of the negotiated terms of Mr. Alexander’s separation and consulting agreement, the Committee agreed to provide Mr. Alexander with a cash bonus payment of up to 110% of his base salary to parallel the cash bonuses earned by the other named executive officers under our annual cash bonus plan. Because the additional 10% for 2009 was pursuant to a written agreement (i.e., Mr. Alexander’s separation and consulting agreement), this amount has been reported in column ‘g’.

(3)
The amounts reported in this column represent the expense, before the application of forfeiture estimates, recognized in our fiscal 2009, 2008 and 2007 statements of operations with respect to RUP awards made in fiscal years 2009, 2008 and 2007, as well as in prior fiscal years, and for LTIP-2 awards made in fiscal years 2009, 2008 and 2007 as well as in prior fiscal years. The specific details regarding these plans are provided in the preceding “Compensation Discussion and Analysis” under the subheadings “2000 Restricted Unit Plan” and “2003 Long-Term Incentive Plan.” The breakdown for each plan with respect to each named executive officer is as follows:

Plan Name	Mr. Alexander		Mr. Stivala	Mr. Dunn	Mr. Boyd	Mr. Keating	Mr. Brinkworth
2009
RUP	$	N/A	$105,677	$337,490	$111,438	$87,177	$80,802
LTIP-2		367,528	124,348	381,796	132,162	130,895	122,853

Total		$367,528	$230,025	$719,286	$243,600	$218,072	$203,655

2008
RUP		N/A	$81,983	$309,366	$94,480	$160,358	$65,106
LTIP-2		$171,606	75,930	189,029	83,636	130,597	83,357

Total		$171,606	$157,913	$498,395	$178,116	$290,955	$148,463

2007
RUP		N/A	$82,507	N/A	$87,127	$39,911	$73,536
LTIP-2		$410,238	127,863	$824,713	156,783	226,997	139,631

Totals		$410,238	$210,370	$824,713	$243,910	$266,908	$213,167

Because Mr. Dunn has met the retirement eligibility criteria under the provisions of LTIP-2, all compensation expense relative to unvested awards granted to Mr. Dunn under this plan was recognized in full in the year the award is granted. Although Mr. Dunn has also met the retirement eligibility criteria under the RUP’s normative retirement provisions, at the discretion of the Committee, Mr. Dunn’s unvested fiscal 2008 RUP award must be held for three years from the grant date of December 3, 2007 before the retirement provisions become applicable. As a result, the expense associated with Mr. Dunn’s fiscal 2008 RUP award will be recognized over this three year period. Mr. Dunn’s December 3, 2007 RUP award of 29,533 units was granted in consideration of his responsibilities as the Partnership’s President and in consideration of his not having received a prior award under this plan.

Because Mr. Keating satisfied the RUP and LTIP-2 retirement criteria during fiscal 2008, all remaining unrecognized expense relative to unvested awards held by him in fiscal 2008 was recognized during fiscal 2008. Additionally, all compensation expense relative to unvested awards granted to Mr. Keating during fiscal 2009 was fully recognized during fiscal 2009.

(4)
For fiscal 2009 and fiscal 2008, the amounts reported in this column represent each named executive officer’s annual cash bonus earned in accordance with the performance measures discussed under the subheading “Annual Cash Bonus Plan” in the “Compensation Discussion and Analysis.” For fiscal 2007, the amounts included in this column also include the interest credits made on behalf of the remaining balances of LTIP-2’s predecessor plan. Because the remaining balances of the predecessor plan were distributed to the participants during November 2007, there were no fiscal 2009 or fiscal 2008 interest credits. The fiscal 2007 breakdown for each plan with respect to each named executive officer is as follows:

Plan Name	Mr. Alexander	Mr. Stivala	Mr. Dunn	Mr. Boyd	Mr. Keating	Mr. Brinkworth
Cash Bonus	$450,000	$132,000	$440,000	$155,100	$150,150	$128,700
LTIP-1 Interest Credits	6,188	831	3,568	768	1,461	1,058

Totals	$456,188	$132,831	$443,568	$155,868	$151,611	$129,758

(5)
The amounts reported in this column represent each named executive officer’s Cash Balance Plan earnings and for Messrs. Alexander and Dunn, SERP earnings for the year. The decline in values of pension and nonqualified deferred compensation balances for fiscal 2008 were ($150,315), ($23,157), ($29,043), ($57,881) and ($17,463) for Messrs. Alexander, Dunn, Boyd, Keating and Brinkworth, respectively. The decline in values of pension and nonqualified deferred compensation balances for fiscal 2007 were ($1,460), ($3,348) and ($1,339) for Messrs. Alexander, Boyd and Brinkworth, respectively. These amounts have been omitted from the table because they are negative. Mr. Stivala is not a participant in these plans.

(6)	The amounts reported in this column consist of the following:

	2009
Type of Compensation	Mr. Alexander	Mr. Stivala	Mr. Dunn	Mr. Boyd	Mr. Keating	Mr. Brinkworth
401(k) Match	$—	$14,700	$14,700	$14,700	$14,200	$13,825
Value of Annual Physical Examination	1,300	1,300	N/A	N/A	1,300	N/A
Value of Partnership Provided Vehicle	11,819	11,318	12,205	6,205	11,015	10,610
Tax Preparation Services	3,500	N/A	3,000	3,000	3,000	3,000
Cash Balance Plan Administrative Fees	1,500	N/A	1,500	1,500	1,500	1,500
Insurance Premiums	19,082	14,410	16,660	14,406	14,568	14,505
Severance Payments	1,126,693	N/A	N/A	N/A	N/A	N/A

Totals	$1,163,894	$41,728	$48,065	$39,811	$45,583	$43,440

	2008
Type of Compensation	Mr. Alexander	Mr. Stivala	Mr. Dunn	Mr. Boyd	Mr. Keating	Mr. Brinkworth
401(k) Match	$3,450	$3,450	$3,450	$3,450	$3,300	$3,248
Value of Annual Physical Examination	1,500	1,500	1,500	N/A	1,200	1,200
Value of Partnership Provided Vehicle	11,395	12,647	12,888	6,549	11,522	11,395
Tax Preparation Services	5,000	N/A	2,500	900	2,500	2,500
Cash Balance Plan Administrative Fees	1,500	N/A	1,500	1,500	1,500	1,500
Insurance Premiums	24,081	14,992	17,138	14,007	15,087	15,038

Totals	$46,926	$32,589	$38,976	$26,406	$35,109	$34,881

	2007
Type of Compensation	Mr. Alexander	Mr. Stivala	Mr. Dunn	Mr. Boyd	Mr. Keating	Mr. Brinkworth
401(k) Match	$13,500	$12,485	$13,500	$13,500	$12,697	$11,894
Value of Annual Physical Examination	1,200	1,200	1,200	N/A	1,500	1,500
Value of Partnership Provided Vehicle or, in Mr. Stivala’s Case, Car Allowance	11,078	4,675	10,198	5,647	11,522	10,395
Tax Preparation Services	2,000	N/A	2,000	950	2,000	2,000
Cash Balance Plan Administrative Fees	1,500	N/A	1,500	1,500	1,500	1,500
Insurance Premiums	23,229	13,996	16,481	12,605	14,597	14,431

Totals	$52,507	$32,356	$44,879	$34,202	$43,816	$41,720

Note:	Column (f) was omitted from the Summary Compensation Table because the Partnership does not grant options to its employees.
Grants of Plan Based Awards Table for Fiscal 2009
The following table sets forth certain information concerning grants of awards made to each named executive officer during the fiscal year ended September 26, 2009:

				Phantom
				Units					All Other stock	Grant Date
				Underlying	Estimated Future Payments		Estimated Future Payments		Awards:	Fair Value of
				Equity	Under Non-Equity Incentive		Under Equity Incentive Plan		Number of	Stock and
				Incentive	Plan Awards		Awards		Shares of Stock	Option
	Plan	Grant	Approval	Plan Awards	Target	Maximum	Target	Maximum	or Units	Awards
Name	Name	Date	Date	(LTIP-2)(4)	($)	($)	($)	($)	(#)	($)(5)
(a)		(b)			(d)	(e)	(g)	(h)	(i)	(l)
Mark Alexander	RUP (1)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	Bonus(2)	28 Sep 08			$450,000	$495,000
	LTIP-2(3)	28 Sep 08		3,752			$191,936	$239,920

Michael Stivala	RUP(1)	1 Dec 08	13 Nov 08						4,818	$87,177
	Bonus(2)	28 Sep 08			$195,000	$214,500
	LTIP-2(3)	28 Sep 08		2,818			$144,156	$180,195

Michael Dunn, Jr.	RUP (1)	1 Sep 09	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	Bonus(2)	28 Sep 08			$425,000	$467,500
	LTIP-2(3)	28 Sep 08		6,142			$314,197	$392,746

Steven Boyd	RUP (1)	1 Dec 08	13 Nov 08						2,570	$46,504
	Bonus(2)	28 Sep 08			$195,000	$214,500
	LTIP-2(3)	28 Sep 08		2,818			$144,156	$180,195

Michael Keating	RUP (1)	1 Dec 08	13 Nov 08						4,818	$87,177
	Bonus(2)	28 Sep 08			$146,250	$160,875
	LTIP-2(3)	28 Sep 08		2,114			$108,143	$135,179

Douglas. Brinkworth	RUP (1)	1 Dec 08	13 Nov 08						3,212	$58,115
	Bonus(2)	28 Sep 08			$168,750	$185,625
	LTIP-2(3)	28 Sep 08		2,439			$124,768	$155,960

(1)
The quantities reported on these lines represent discretionary awards under the Partnership’s 2000 Restricted Unit Plan. RUP awards vest as follows: 25% of the award on the third anniversary of the grant date; 25% of the award on the fourth anniversary of the grant date; and 50% of the award on the fifth anniversary of the grant date. If a recipient has held an unvested award for at least six months; is 55 years or older; and has worked for the Partnership for at least ten years, an award held by such participant will vest six months following such participant’s retirement if the participant retires prior to the conclusion of the normal vesting schedule unless the Committee exercises its discretionary authority to alter the applicability of the plan’s retirement provisions in regard to a particular award. On September 26, 2009, Mr. Dunn and Mr. Keating were the only named executive officers who held RUP awards and, at the same time, satisfied all three retirement eligibility criteria. However, as a condition of Mr. Dunn’s fiscal 2008 award, the Committee requires Mr. Dunn to hold his award for three years from the grant date before the plan’s retirement provisions become applicable. Detailed discussions of the general terms of the RUP and the facts and circumstances considered by the Committee in authorizing the 2009 awards to the named executive officers is included in the “Compensation Discussion and Analysis” under the subheading “2000 Restricted Unit Plan.”

(2)
Amounts reported on these lines are the targeted and maximum annual cash bonus compensation potential for each named executive officer under the annual cash bonus plan as described in the “Compensation Discussion and Analysis” under the subheading “Annual Cash Bonus Plan.” Actual amounts earned by the named executive officers for fiscal 2009 were equal to 110% of the “Target” amounts reported on this line. Column (c) (“Threshold $”) was omitted because the annual cash bonus plan does not provide for a minimum cash payment. Because these plan awards were granted to, and 110% of the “Target” awards were earned by, our named executive officers during fiscal 2009, 110% of the “Target” amounts reported under column (d) have been reported in the Summary Compensation Table above.

(3)
LTIP-2 is a phantom unit plan. As discussed in the “Compensation Discussion and Analysis” above, under the subheading “2003 Long-Term Incentive Plan,” in accordance with a verbal agreement between Mr. Alexander and the Board of Supervisors, Mr. Alexander’s award is based upon 30% of his annual target cash bonus; however, Mr. Dunn’s award (as are the awards of all of the other named executive officers) is based upon 52% of his annual target cash bonus. The different percentages account for the apparent differences between amounts reported for Mr. Alexander and for Mr. Dunn.

Payments, if earned, are based on a combination of (1) the fair market value of our Common Units at the end of a three-year measurement period, which, for purposes of the plan, is the average of the closing prices for the twenty business days preceding the conclusion of the three-year measurement period, and (2) cash equal to the distributions that would have inured to the same quantity of outstanding Common Units during the same three-year measurement period. The fiscal 2009 award “Target ($)” and “Maximum ($)” amounts are estimates based upon (1) the fair market value (the average of the closing prices of our Common Units for the twenty business days preceding September 26, 2009) of our Common Units at the end of fiscal 2009, and (2) the estimated distributions over the course of the award’s three-year measurement period. Column (f) (“Threshold $”) was omitted because LTIP-2 does not provide for a minimum cash payment. Detailed descriptions of the plan and the calculation of awards are included in the “Compensation Discussion and Analysis” under the subheading “2003 Long-Term Incentive Plan.”

(4)
This column is frequently used when non-equity incentive plan awards are denominated in units; however, in this case, the numbers reported represent the phantom units each named executive officer was awarded under LTIP-2 during fiscal 2009.

(5)
The dollar amounts reported in this column represent the aggregate fair value of the RUP awards on the grant date, net of estimated future distributions during the vesting period. The fair value shown may not be indicative of the value realized in the future upon vesting due to the variability in the trading price of our Common Units.

Note:	Columns (j) and (k) were omitted from the Grants of Plan Based Awards Table because the Partnership does not award options to its employees.
Outstanding Equity Awards at Fiscal Year End 2009 Table
The following table sets forth certain information concerning outstanding equity awards under our 2000 Restricted Unit Plan and phantom equity awards under our 2003 Long-Term Incentive Plan for each named executive officer as of September 26, 2009 (no awards were granted under our 2009 Restricted Unit Plan as of such date):

Stock Awards
			Equity Incentive
			Plan Awards:
			Number of	Equity Incentive Plan
		Market Value	Unearned	Awards: Market or
	Number of	of Shares or	Shares, Units or	Payout Value of
	Shares or Units of	Units of Stock	Other Rights	Unearned Shares,
	Stock That Have	That Have Not	that Have Not	Units or Other Rights
	Not Vested	Vested	Vested	That Have Not Vested
Name	(#)(6)	($)(7)	(#)(8)	($)(9)
(a)	(g)	(h)	(i)	(j)
Mark A. Alexander	—	—	6,741	$344,206
Michael A. Stivala(1)	16,694	$689,212	4,689	$239,471
Michael J. Dunn, Jr. (2)	29,533	$1,219,270	11,036	$563,515
Steven C. Boyd(3)	16,874	$696,643	4,511	$230,404
Michael M. Keating(4)	10,424	$430,355	3,761	$192,047
Douglas T. Brinkworth(5)	14,252	$588,394	4,296	$219,370

(1)	Mr. Stivala’s RUP awards will vest as follows:

	Oct. 1,	Nov 1,	Apr 25,	Oct 1,	Nov 1,	Dec 3,	Apr 25,	Dec 1,	Dec 3,	Apr 25,	Dec 1,	Dec 3,	Dec 1,
Vesting Date	2009	2009	2010	2010	2010	2010	2011	2011	2011	2012	2012	2012	2013
Quantity of Units	870	900	1,374	1,738	600	568	1,374	1,205	568	2,748	1,205	1,136	2,408

(2)
Despite Mr. Dunn’s having met the plan’s retirement criteria (explained under the subheading “2000 Restricted Unit Plan” in the “Compensation Discussion and Analysis”), Mr. Dunn’s fiscal 2008 RUP award of 29,533 unvested units will not be subject to the plan’s retirement provisions until December 3, 2010. For more information on this and the retirement provisions, refer to the subheading “2000 Restricted Unit Plan” in the “Compensation Discussion and Analysis.” If Mr. Dunn does not retire prior to the conclusion of the normal vesting schedule of his RUP awards, his RUP awards will vest as follows:

	Dec 3,	Dec 3,	Dec 3,
Vesting Date	2010	2011	2012
Quantity of Units	7,384	7,384	14,765

(3)	Mr. Boyd’s RUP awards will vest as follows:

	Nov 1,	Apr 25,	Nov 1,	Dec 3,	Apr 25,	Dec 1,	Dec 3,	Apr 25,	Dec 1,	Dec 3,	Dec 1,
Vesting Date	2009	2010	2010	2010	2011	2011	2011	2012	2012	2012	2013
Quantity of Units	2,200	1,374	3,200	852	1,374	643	852	2,748	643	1,704	1,284

(4)
Mr. Keating met the retirement eligibility criteria (explained under the subheading “2000 Restricted Unit Plan” in the “Compensation Discussion and Analysis”) during fiscal 2008. If he does not retire prior to the conclusion of the normal vesting schedule of his RUP awards, his RUP awards will vest as follows:

	Apr 25,	Dec 3,	Apr 25,	Dec 1,	Dec 3,	Apr 25,	Dec 1,	Dec 3,	Dec 1,
Vesting Date	2010	2010	2011	2011	2011	2012	2012	2012	2013
Quantity of Units	550	852	550	1,205	852	1,098	1,205	1,704	2,408

(5)	Mr. Brinkworth’s RUP awards will vest as follows:

	Oct 1,	Nov 1,	Apr 25,	Oct 1,	Nov 1,	Dec 3,	Apr 25,	Dec 1,	Dec 3,	Apr 25	Dec 1,	Dec 3,	Dec 1,
Vesting Date	2009	2009	2010	2010	2010	2010	2011	2011	2011	2012	2012	2012	2013
Quantity of Units	870	1,525	413	1,738	1,850	852	413	803	852	823	803	1,704	1,606

(6)	The figures reported in this column represent the total quantity of each of our named executive officer’s unvested RUP awards.

(7)
The figures reported in this column represent the figures reported in column (g) multiplied by the average of the highest and the lowest trading prices of our Common Units on September 25, 2009, the last trading day of fiscal 2009.

(8)
The amounts reported in this column represent the quantities of phantom units that underlie the outstanding and unvested fiscal 2008 and fiscal 2009 awards under LTIP-2. Payments, if earned, will be made to participants at the end of a three-year measurement period and will be based upon our total return to Common Unitholders in comparison to the total return provided by a predetermined peer group of eleven other companies, all of which are publicly-traded partnerships, to their unitholders. For more information on LTIP-2, refer to the subheading “2003 Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.”

(9)
The amounts reported in this column represent the estimated future target payouts of the fiscal 2008 and fiscal 2009 LTIP-2 awards. These amounts were computed by multiplying the quantities of the unvested phantom units in column (i) by the average of the closing prices of our Common Units for the twenty business days preceding September 26, 2009 (in accordance with the plan’s valuation methodology), and by adding to the product of that calculation the product of each year’s underlying phantom units times the sum of the distributions that are estimated to inure to an outstanding Common Unit during each award’s three-year measurement period. Due to the variability in the trading prices of our Common Units, as well as our performance relative to the peer group, actual payments, if any, at the end of the three-year measurement period may differ. The following chart provides a breakdown of each year’s awards:

	Mr. Alexander	Mr. Stivala	Mr. Dunn	Mr. Boyd	Mr. Keating	Mr. Brinkworth
Fiscal 2008 Phantom Units	2,989	1,871	4,894	1,693	1,647	1,857
Value of Fiscal 2008 Phantom Units	$123,447	$77,273	$202,125	$69,922	$68,022	$76,695
Estimated Distributions over Measurement Period	$28,823	$18,042	$47,193	$16,326	$15,882	$17,907
Fiscal 2009 Phantom Units	3,752	2,818	6,142	2,818	2,114	2,439
Value of Fiscal 2009 Phantom Units	$154,960	$116,385	$253,667	$116,385	$87,309	$100,732
Estimated Distributions over Measurement Period	$36,976	$27,771	$60,530	$27,771	$20,834	$24,036

Note:
Columns (b), (c), (d), (e) and (f), all of which are for the reporting of option-related compensation, have been omitted from the Outstanding Equity Awards At Fiscal Year End Table because we do not grant options to our employees.

Equity Vested Table for Fiscal 2009
Awards under the 2000 Restricted Unit Plan are settled in Common Units upon vesting. Awards under the 2003 Long-Term Incentive Plan, a phantom-equity plan, are settled in cash. The following two tables set forth certain information concerning the vesting of awards under our 2000 Restricted Unit Plan and the vesting of the fiscal 2007 award under our 2003 Long-Term Incentive Plan for each named executive officer during the fiscal year ended September 26, 2009:

2000 Restricted Unit Plan	Unit Awards
Number of
Common
	Units	Value
	Acquired on	Realized on
	Vesting	Vesting
Name	(#)	($)(1)
Mark A. Alexander	—	—
Michael A. Stivala	2,070	$69,528
Michael J. Dunn, Jr.	—	—
Steven C. Boyd	2,500	$84,150
Michael M. Keating	—	—
Douglas T. Brinkworth	2,695	$90,566

(1)	The value realized is equal to the average of the high and low trading prices of our Common Units on the vesting date, multiplied by the number of units that vested.

2003 Long-Term Incentive Plan — Fiscal 2007(2) Award	Cash Awards
	Number of
	Phantom
	Units
	Acquired on
	Vesting	Value Realized on
Name	(#)(3)	Vesting ($)(4)
Mark A. Alexander	4,007	$254,479
Michael A. Stivala	1,603	$101,004
Michael J. Dunn, Jr.	6,174	$389,020
Steven C. Boyd	2,037	$128,305
Michael M. Keating	2,107	$132,761
Douglas T. Brinkworth	1,806	$113,795

(2)	The fiscal 2007 award’s three-year measurement period concluded on September 26, 2009.

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

Pension Benefits Table for Fiscal 2009
The following table sets forth certain information concerning each plan that provides for payments or other benefits at, following, or in connection with retirement for each named executive officer as of the end of the fiscal year ended September 26, 2009:

		Number	Present Value
		of Years	of	Payments
		Credited	Accumulated	During Last
		Service	Benefit	Fiscal Year
Name	Plan Name	(#)	($)	($)
Mark A. Alexander	SERP (1)	7	$444,030	$444,030
	Cash Balance Plan (2)	7	$216,432	$—

Michael A. Stivala(3)	N/A	N/A	$—	$—

Michael J. Dunn, Jr.	SERP (1)	6	$51,610	$—
	Cash Balance Plan (2)	6	$220,698	$—
	LTIP-2 (4)	N/A	$563,515	$—
	RUP(5)	N/A	N/A	$—

Steven C. Boyd	Cash Balance Plan (2)	15	$120,322	$—

Michael M. Keating	Cash Balance Plan (2)	15	$388,163	$—
	LTIP-2 (4)	N/A	$192,047	$—
	RUP(5)	N/A	$430,355	$—

Douglas T. Brinkworth	Cash Balance Plan (2	6	$75,716	$—

(1)
Mr. Dunn is the sole remaining SERP participant. In accordance with the terms of Mr. Alexander’s separation and consulting agreement, the figure reported on this line is the payment he received and represents the accumulated benefit due to Mr. Alexander if he had remained in our employ until attaining age 55. For more information on the SERP, refer to the subheading “Supplemental Executive Retirement Plan” in the “Compensation Discussion and Analysis.”

(2)	For more information on the Cash Balance Plan, refer to the subheading “Pension Plan” in the “Compensation Discussion and Analysis.”

(3)
Because Mr. Stivala commenced employment with the Partnership after January 1, 2000, the date on which the Cash Balance Plan was closed to new participants, he does not participate in the Cash Balance Plan.

(4)
Currently, Mr. Dunn and Mr. Keating are the only named executive officers who meet the retirement criteria of the LTIP-2 plan document. For such participants, upon retirement, outstanding but unvested LTIP-2 awards become fully vested. However, payouts on those awards are deferred until the conclusion of each outstanding award’s three-year measurement period, based on the outcome of the TRU relative to the peer group. The number reported on this line represents a projected payout of Mr. Dunn’s and Mr. Keating’s outstanding fiscal 2008 and fiscal 2009 LTIP-2 awards. Because the ultimate payout, if any, is predicated on the trading prices of the Partnership’s Common Units at the end of the three-year measurement period, as well as where within the peer group our TRU falls, the value reported may not be indicative of the value realized in the future upon vesting due to the variability in the trading price of our Common Units.

(5)
Currently, Mr. Dunn and Mr. Keating are the only named executive officers who meet the retirement criteria of the RUP document. Despite Mr. Dunn’s having met the plan’s retirement criteria, his fiscal 2008 award will not be subject to the plan’s retirement provisions until December 3, 2010. For more information on this and the retirement provisions, refer to the subheading “2000 Restricted Unit Plan” in the “Compensation Discussion and Analysis.” For participants who meet the retirement criteria, upon retirement, outstanding RUP awards vest six months and one day after retirement. The value reported in this table on behalf of Mr. Keating represents the value of 10,424 Common Units using the average of the highest and the lowest trading prices of our Common Units on September 25, 2009.

Potential Payments Upon Termination
Potential Payments upon Termination to Named Executive Officers with Employment Agreements
Although concurrent with the beginning of fiscal 2010, Mr. Alexander’s employment agreement no longer has force or effect and Mr. Dunn agreed to the termination of his employment agreement in exchange for a letter of agreement and participation in the Severance Protection Plan, the following table sets forth certain information concerning the potential payments to Mr. Alexander and Mr. Dunn under their former employment agreements, the SERP, LTIP-2 and the RUP for the hypothetical circumstances listed in the table assuming a September 26, 2009 termination date. Ancillary tables follow this table to illustrate the payments that Mr. Alexander will actually receive under his separation and consulting agreement and to illustrate potential payments to Mr. Dunn in accordance with the letter of agreement between him and the Board of Supervisors that went into effect and replaced his employment agreement as of the beginning of fiscal 2010.

					Involuntary	Involuntary
					Termination	Termination
					Without Cause	Without Cause
					by the	by the
					Partnership or	Partnership or
					by the	by the
					Executive for	Executive for
					Good Reason	Good Reason
					without a	with a
					Change of	Change of
Executive Payments and Benefits Upon Termination	Death		Disability		Control Event	Control Event
Mark A. Alexander
Cash Compensation(1)	$-0-	(3)	$-0-	(4)	$1,350,000	$2,835,000
Accelerated Vesting of Fiscal 2008 and 2009 LTIP-2 Awards(2)	N/A		N/A		N/A	386,974
SERP(5)	227,800		477,000		N/A	662,700
Medical Benefits	N/A		N/A		26,307	26,307
280G Tax Gross-up	N/A		N/A		N/A	N/A
409A Tax Gross-up	N/A		N/A		N/A	N/A

Total	$227,800		$477,000		$1,376,307	$3,910,981

Michael J. Dunn, Jr.
Cash Compensation(1)	$-0-	(3)	$-0-	(4)	$950,000	$1,995,000
Accelerated Vesting of Fiscal 2008 and 2009 LTIP-2 Awards(2)	N/A		N/A		N/A	633,534
Accelerated Vesting of Outstanding RUP Awards(6)	N/A		1,219,270		N/A	1,219,270
SERP	30,300		53,500		53,500	51,800
Medical Benefits	N/A		N/A		23,384	23,384
280G Tax Gross-up	N/A		N/A		N/A	N/A
409A Tax Gross-up	N/A		N/A		N/A	N/A

Total	$30,300		$1,272,770		$1,026,884	$3,922,988

(1)
For additional information on the cash compensation that would have been payable to Mr. Alexander and Mr. Dunn under the provisions of their respective former employment agreements if any of the four hypothetical events had occurred at the conclusion of fiscal 2009, refer to the subheading “Employment Agreements” in the “Compensation Discussion and Analysis.”

(2)
In the event of a change of control, all LTIP-2 awards will vest immediately regardless of whether termination immediately follows. If a change of control event occurs, the calculation of the LTIP-2 payment will be made as if our total return to our Common Unitholders in the top quartile of the peer group. For more information, refer to the subheading “2003 Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.” In the event of death, the inability to continue employment due to permanent disability, or a termination without cause or a good reason resignation unconnected to a change of control event, awards will vest in accordance with the normal vesting schedule and will be subject to the same requirements and risks as awards held by individuals still employed by the Partnership and will be subject to the same risks as awards held by all other participants.

(3)
Under their former employment agreements, in the event of death, Mr. Alexander’s and Mr. Dunn’s estates would have been entitled to a payment equal to the decedent’s earned but unpaid salary and pro-rata cash bonus at the time of death.

(4)	Under their former employment agreements, in the event of disability, each is entitled to a payment equal to his earned but unpaid salary and pro-rata cash bonus.

(5)
Because Mr. Alexander had not attained age 55 on September 26, 2009, had it not been for the terms of his separation and consulting agreement, if any of the above hypothetical events had occurred on that date, without regard to the terms of his separation and consulting agreement that superseded the normative provisions of the SERP, only death, disability or a change of control would have given rise to a SERP-related payment. Change of control related payments are due to Mr. Alexander and Mr. Dunn within 30 days of the change of control event, regardless of whether termination or resignation follows the event. In the event of death, Mr. Alexander’s estate would have received a lump sum payment of $227,800. In the event of disability, if Mr. Alexander remained disabled until age 55, he would be eligible for a lump sum payment, at that time, of $960,300. The figure $477,000 reported in the table represents the present value of the hypothetical future payment.

(6)
The RUP document makes no provisions for the vesting of awards held by recipients who die prior to the completion of the vesting schedule. If a recipient of a RUP award becomes permanently disabled, only those awards that have been held for at least one year on the date that the employee’s employment is terminated as a result of his or her permanent disability will immediately vest; all awards held by the recipient for less than one year will be forfeited by the recipient. Because Mr. Dunn’s fiscal 2008 RUP award of 29,533 units was granted more than one year prior to September 26, 2009, if he had become permanently disabled on September 26, 2009, his fiscal 2008 RUP award would have vested.

Under circumstances unrelated to a change of control, if a RUP award recipient’s employment is terminated without cause or he or she resigns for good reason, any RUP awards held by such recipient will be forfeited. In the event of a change of control, as defined in the RUP document, all unvested RUP awards will vest immediately on the date the change of control is consummated, regardless of the holding period and regardless of whether the recipient’s employment is terminated.

Actual Payments to Mr. Alexander under His Separation and Consulting Agreement
The following table provides information concerning the Partnership’s separation and consulting agreement with Mr. Alexander who was succeeded as our Chief Executive Officer by Mr. Dunn on September 27, 2009:

Payments
Received for
Orderly Plan
of Succession:
Separation and
Consulting
Executive Payments and Benefits Upon Termination	Agreement
Cash Compensation(1)	$1,000,000
Annual Cash Bonus(2)	495,000
Payment of Remaining LTIP-2 Awards(3)	344,206
Vehicle(4)	58,947
Medical Benefits & Supplemental Life Insurance Coverage(5)	57,246
Income Tax Preparation Services for Three Years(6)	10,500
SERP Payment(7)	444,030
280(G)Tax Gross-up	N/A
409(A)Tax Gross-up	N/A

Total	$2,409,929

(1)
The amount reported on this line represents the aggregate consulting fee that Mr. Alexander will receive for the three-year consulting period commencing on September 27, 2009. During the consulting period, Mr. Alexander will provide transitional assistance and strategic advice to the Board of Supervisors and to Mr. Dunn. This amount will be paid in bi-weekly installments over the course of the three-year consulting period and has been reported in the column titled “All Other Compensation ($)” in the Summary Compensation Table above.

(2)
The amount reported on this line represents Mr. Alexander’s full annual cash bonus, without pro-ration, for fiscal 2009 and has been reported in the column titled “Non-Equity Incentive Plan Compensation ($)” in the Summary Compensation Table above.

(3)
The amount reported on this line represents the estimated payments of Mr. Alexander’s two remaining, unvested LTIP-2 awards (i.e., the fiscal 2008 and 2009 awards). Mr. Alexander’s fiscal 2008 and 2009 awards will be paid, if earned, in accordance with the provisions of the LTIP-2 plan document. Because Mr. Alexander, the service provider, has no additional services to perform in order to receive any cash payments for these awards, all remaining, unamortized compensation expense associated with these awards was recognized during fiscal 2009 and has been reported in the column titled “Unit Awards ($)” in the Summary Compensation Table above.

(4)
The amount reported on this line represents the imputed fair market value for use of a vehicle provided by the Partnership and the estimated cost of fuel for the vehicle during the three-year consulting period and has been reported in the column titled “All Other Compensation ($)” in the Summary Compensation Table above.

(5)
The amount reported on this line represents the estimated cost of health insurance premiums and supplemental life insurance coverage during the three-year consulting period and has been reported in the column titled “All Other Compensation ($)” in the Summary Compensation Table above.

(6)
The amount reported on this line represents the estimated cost to reimburse Mr. Alexander for income tax preparation services for three years and has been reported in the column titled “All Other Compensation ($)” in the Summary Compensation Table above.

(7)
The amount reported on this line represents the lump-sum payment under the SERP equal to what said payment would have been if Mr. Alexander had attained age 55 on September 26, 2009. In accordance with the provisions of Mr. Alexander’s separation and consulting agreement, this amount was paid within thirty days of the conclusion of fiscal 2009. All above market interest credits relative to this payment have been reported in the column titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)” in the Summary Compensation Table above.

Potential Payments upon Termination to Mr. Dunn under his Letter of Agreement
The following table sets forth certain information containing potential payments to Mr. Dunn under the letter of agreement between him and the Partnership and in accordance with the provisions of the Severance Protection Plan, the RUP and LTIP-2 for the circumstances listed in the table assuming a September 26, 2009 termination date:

Termination
as a Result of
Retirement
or an Agreed-
					Involuntary		Involuntary		Upon
					Termination		Termination		Succession
					Without Cause		Without Cause		Plan in
					by the		by the		Accordance
					Partnership or		Partnership or		with the
					by the		by the		Letter of
					Executive for		Executive for		Agreement
					Good Reason		Good Reason		between
					without a		with a		Mr. Dunn
					Change of		Change of		and the
Executive Payments and Benefits Upon Termination	Death		Disability		Control Event		Control Event		Board
Michael J. Dunn
Cash Compensation	$-0-	(1)	$-0-	(2)	$475,000	(3)	$1,425,000	(4)	$-0-	(5)
Accelerated Vesting of Fiscal 2008 and 2009 LTIP-2 Awards(6)	N/A		N/A		N/A		633,534		N/A
Accelerated Vesting of Outstanding RUP Awards(7)	N/A		1,219,270		N/A		1,219,270		N/A
SERP(8)	30,300		53,500		53,500		51,800		N/A
Medical Benefits(3)	N/A		N/A		N/A		N/A		N/A
280G Tax Gross-up	N/A		N/A		11,692		N/A		N/A
409A Tax Gross-up	N/A		N/A		N/A		N/A		N/A

Total	$30,300		$1,272,770		$540,192		$3,329,604		$ N/A

(1)	In the event of death, Mr. Dunn’s estate would be entitled to a payment equal to his earned but unpaid salary and pro-rata cash bonus.

(2)	In the event of disability, Mr. Dunn would be entitled to a payment equal to his earned but unpaid salary and pro-rata cash bonus.

(3)
Any severance benefits, unrelated to a change of control event, payable to Mr. Dunn would be determined by the Committee on a case-by-case basis in accordance with prior treatment of other similarly situated executives and may, as a result, differ from this hypothetical presentation. For purposes of this table, we have assumed that Mr. Dunn would, upon termination of employment without cause or for resignation for good reason, receive accrued salary and benefits through the date of termination plus one times annual salary, paid in the form of salary continuation, and continued participation, at active employee rates, in the Partnership’s health insurance plans for one year.

(4)
In the event of a change of control followed by a termination without cause or by a resignation with good reason, Mr. Dunn, and each of the other named executive officers without employment agreements or letters of understanding, will receive 78 weeks of base pay plus a sum equal to their annual target cash bonus divided by 52 and multiplied by 78 in accordance with the terms of the Severance Protection Plan. For more information on the Severance Protection Plan, refer to the subheading “Change of Control” in the “Compensation Discussion and Analysis.”

(5)
In accordance with the terms of Mr. Dunn’s letter of agreement, if he retires prior to the last day of fiscal 2012, the assumptions contained in footnote 3 (above) will govern. If, in accordance with an agreed upon succession plan, he were to retire on the last day of fiscal 2012 or anytime thereafter, he will receive a lump-sum cash payment equal to two years of his base salary at that time.

(6)
In the event of a change of control, all LTIP-2 awards will vest immediately regardless of whether termination immediately follows. If a change of control event occurs, the calculation of the LTIP-2 payment will be made as if our total return to Common Unitholders was in the top quartile of the peer group. For more information, refer to the subheading “2003 Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.” In the event of death, the inability to continue employment due to permanent disability, or a termination without cause or a good reason resignation unconnected to a change of control event, awards will vest in accordance with the normal vesting schedule and will be subject to the same requirements as awards held by individuals still employed by the Partnership and will be subject to the same risks as awards held by all other participants.

(7)
The RUP document makes no provisions for the vesting of awards held by recipients who die prior to the completion of the vesting schedule. If a recipient of a RUP award becomes permanently disabled, only those awards that have been held for at least one year on the date that the employee’s employment is terminated as a result of his or her permanent disability will immediately vest; all awards held by the recipient for less than one year will be forfeited by the recipient. Because Mr. Dunn’s fiscal 2008 RUP award of 29,533 units was granted more than one year prior to September 26, 2009, if he had become permanently disabled on September 26, 2009, his fiscal 2008 RUP award would have vested; however, because his fiscal 2009 RUP award of 25,000 units was granted less than one year prior to September 26, 2009, his fiscal 2009 RUP award would have been forfeited.

In the event of death, the inability to continue employment due to permanent disability, or a termination without cause or a good reason resignation unconnected to a change of control event, awards will vest in accordance with the normal vesting schedule and will be subject to the same requirements as awards held by individuals still employed by the Partnership and will be subject to the same risks as awards held by all other participants.

(8)	Because Mr. Dunn attained age 55 prior to September 26, 2009, if any of the above hypothetical events had occurred on that date, each event would give rise to a SERP-related payment.

Potential Payments upon Termination to Named Executive Officers without Employment Agreements
The following table sets forth certain information containing potential payments to the three named executive officers without employment agreements in accordance with the provisions of the Severance Protection Plan, the RUP and LTIP-2 for the circumstances listed in the table assuming a September 26, 2009 termination date:

			Involuntary	Involuntary
			Termination	Termination
			Without Cause	Without Cause
			by the	by the
			Partnership or	Partnership or
			by the	by the
			Executive for	Executive for
			Good Reason	Good Reason
			without a	with a
			Change of	Change of
Executive Payments and Benefits Upon Termination	Death	Disability	Control Event	Control Event
Michael A. Stivala
Cash Compensation(1) (2) (3) (4)	$-0-	$-0-	$275,000	$721,875
Accelerated Vesting of Fiscal 2008 and 2009 LTIP-2 Awards(5)	N/A	N/A	N/A	268,374
Accelerated Vesting of Outstanding RUP Awards(6)	N/A	490,301	N/A	689,212
Medical Benefits(3)	N/A	N/A	11,692	N/A
280G Tax Gross-up	N/A	N/A	N/A	N/A
409A Tax Gross-up	N/A	N/A	N/A	N/A

Total	$0	$490,301	$286,692	$1,679,461

Steven C. Boyd
Cash Compensation(1) (2) (3) (4)	$-0-	$-0-	$260,000	$682,500
Accelerated Vesting of Fiscal 2008 and 2009 LTIP-2 Awards(5)	N/A	N/A	N/A	257,774
Accelerated Vesting of Outstanding RUP Awards(6)	N/A	590,541	N/A	696,643
Medical Benefits(3)	N/A	N/A	11,422	N/A
280G Tax Gross-up	N/A	N/A	N/A	N/A
409A Tax Gross-up	N/A	N/A	N/A	N/A

Total	$0	$590,541	$271,422	$1,636,917

Michael M. Keating
Cash Compensation(1) (2) (3) (4)	$-0-	$-0-	$260,000	$663,000
Accelerated Vesting of Fiscal 2008 and 2009 LTIP-2 Awards(5)	N/A	N/A	N/A	215,824
Accelerated Vesting of Outstanding RUP Awards(6)	N/A	231,444	N/A	430,355
Medical Benefits(3)	N/A	N/A	11,692	N/A
280G Tax Gross-up	N/A	N/A	N/A	N/A
409A Tax Gross-up	N/A	N/A	N/A	N/A

Total	$0	$231,444	$271,692	$1,309,179

Douglas T. Brinkworth
Cash Compensation(1) (2) (3) (4)	$-0-	$-0-	$245,000	$643,125
Accelerated Vesting of Fiscal 2008 and 2009 LTIP-2 Awards(5)	N/A	N/A	N/A	246,432
Accelerated Vesting of Outstanding RUP Awards(6)	N/A	455,786	N/A	588,394
Medical Benefits(3)	N/A	N/A	11,692	N/A
280G Tax Gross-up	N/A	N/A	N/A	N/A
409A Tax Gross-up	N/A	N/A	N/A	N/A

Total	$0	$455,786	$256,692	$1,477,951

(1)	In the event of death, the named executive officer’s estate is entitled to a payment equal to the decedent’s earned but unpaid salary and pro-rata cash bonus.

(2)	In the event of disability, the named executive officer is entitled to a payment equal to his earned but unpaid salary and pro-rata cash bonus.

(3)
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

(4)
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

(5)
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

In the event of death, the inability to continue employment due to permanent disability, or a termination without cause or a good reason resignation unconnected to a change of control event, awards will vest in accordance with the normal vesting schedule and will be subject to the same requirements as awards held by individuals still employed by the Partnership and will be subject to the same risks as awards held by all other participants.

(6)
The RUP document makes no provisions for the vesting of awards held by recipients who die prior to the completion of the vesting schedule. If a recipient of a RUP award becomes permanently disabled, only those awards that have been held for at least one year on the date that the employee’s employment is terminated as a result of his or her permanent disability will immediately vest; all awards held by the recipient for less than one year will be forfeited by the recipient. Because Mr. Stivala, Mr. Boyd, Mr. Keating and Mr. Brinkworth each received a RUP award during fiscal 2009, if any or all of the three had become permanently disabled on September 26, 2009, the following quantities of unvested restricted units would have vested: Stivala, 11,876; Boyd, 14,304; Keating, 5,606; Brinkworth, 11,040 and the following quantities would have been forfeited: Stivala, 4,818; Boyd, 2,570; Keating, 4,818; Brinkworth, 3,212.

Under circumstances unrelated to a change of control, if a RUP award recipient’s employment is terminated without cause or he or she resigns for good reason, any RUP awards held by such recipient will be forfeited.

In the event of a change of control, as defined in the RUP document, all unvested RUP awards will vest immediately on the date the change of control is consummated, regardless of the holding period and regardless of whether the recipient’s employment is terminated.

SUPERVISORS’ COMPENSATION
The following table sets forth the compensation of the non-employee members of the Board of Supervisors of the Partnership during fiscal 2009.

	Fees Earned
	or Paid in
	Cash	Unit Awards	Total
Supervisor	($) (1)	($) (2)	($)

John D. Collins	$75,000	$49,861	$124,861
Harold R. Logan, Jr.	100,000	—	100,000
Dudley C. Mecum	75,000	—	75,000
John Hoyt Stookey	75,000	—	75,000
Jane Swift	75,000	49,861	124,861

(1)
Includes amounts earned for fiscal 2009, including quarterly retainer installments for the fourth quarter of 2009 that were paid in October 2009. Does not include amounts paid in fiscal 2009 for fiscal 2008 quarterly retainer installments.

(2)
Represents the dollar amount charged to earnings for financial statement reporting purposes during fiscal 2009 for restricted unit awards of 5,496 awarded to both Mr. Collins and Ms. Swift on April 25, 2007. All awards were made in accordance with the provisions of our 2000 Restricted Unit Plan and vest accordingly. The average of the high and low sales price, discounted for projected distributions during the vesting period, was used to calculate the value of the restricted unit awards for purposes of amortizing compensation expense. Because Messrs. Logan, Mecum and Stookey have satisfied the plan’s retirement provisions, all expense for their unvested awards was previously recognized. As of September 26, 2009, each non-employee member of the Board of Supervisors held the following quantities of unvested restricted unit awards: Mr. Collins, 5,496 units; Mr. Logan, 7,250 units; Mr. Mecum, 7,250 units; Mr. Stookey, 7,250 units; and Ms. Swift, 5,496 units.

Note:
The columns for reporting option awards, non-equity incentive plan compensation, changes in pension value and non-qualified deferred compensation plan earnings and all other forms of compensation were omitted from the Supervisor’s Compensation Table because the Partnership does not provide these forms of compensation to its non-employee supervisors.

Fees and Benefit Plans for Non-Employee Supervisors
Annual Cash Retainer Fees. As the Chairman of the Board of Supervisors, Mr. Logan receives an annual retainer of $100,000, payable in quarterly installments of $25,000 each. Each of the other non-employee Supervisors receives an annual cash retainer of $75,000, payable in quarterly installments of $18,750 each.
Meeting Fees. The members of our Board of Supervisors receive no additional remuneration for attendance at regularly scheduled meetings of the Board or its Committees, other than reimbursement of reasonable expenses incurred in connection with such attendance.
Restricted Unit Plan. Each non-employee Supervisor participates in the 2000 and 2009 Restricted Unit Plans. All awards vest in accordance with the provisions of the plan document (see “Compensation Discussion and Analysis” sections titled “2000 Restricted Unit Plan” and “2009 Restricted Unit Plan” for a description of the vesting schedule). Upon vesting, all awards are settled by issuing Common Units. During fiscal 2004, Messrs. Logan, Mecum and Stookey were granted unvested restricted unit plan awards of 8,500 units each; during fiscal 2007, each of them received an additional unvested award of 3,000 units. Upon commencement of their terms as supervisors in fiscal 2007, Mr. Collins and Ms. Swift each received an award of 5,496 units.
Additional Supervisor Compensation. Non-employee Supervisors receive no other forms of remuneration from us. The only perquisite provided to the members of the Board of Supervisors is the ability to purchase propane at the same discounted rate that we offer propane to our employees, the value of which was less than $10,000 in fiscal 2009 for each Supervisor.
Compensation Committee Interlocks and Insider Participation. None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
The following table sets forth certain information as of November 23, 2009 regarding the beneficial ownership of Common Units by each member of the Board of Supervisors, each executive officer named in the Summary Compensation Table in Item 11 of this Annual Report, and all members of the Board of Supervisors and executive officers as a group. Based upon filings under Section 13(d) or (g) under the Exchange Act, the Partnership does not know of any person or group who beneficially owns more than 5% of the outstanding Common Units. Except as set forth in the notes to the table, each individual or entity has sole voting and investment power over the Common Units reported.

	Amount and Nature of	Percent
Name of Beneficial Owner	Beneficial Ownership (1)	of Class
Mark A. Alexander	1,298,912	3.7%
Michael J. Dunn, Jr. (a)	208,947	*
Michael A. Stivala (b)	10,732	*
Steven C. Boyd (c)	31,933	*
Michael M. Keating (d)	98,500	*
Douglas T. Brinkworth (e)	25,395	*
John Hoyt Stookey (f)	18,322	*
Harold R. Logan, Jr.(f)	17,044	*
Dudley C. Mecum (f)	14,134	*
John D. Collins (g)	12,450	*
Jane Swift (g)	-0-	*

All Members of the Board of Supervisors and Executive Officers (including former CEO, Mark Alexander) as a Group (17 persons) (h)	1,831,336	5.2%

(1)	With the exception of the 784 units held by the General Partner (see (a) below), there is a possibility that any of the above listed units could be pledged as security.

*	Less than 1%.

(a)
Includes 784 Common Units held by the General Partner, of which Mr. Dunn is the sole member. Excludes 29,533 unvested restricted units, none of which will vest in the 60-day period following November 23, 2009.

(b)	Excludes 14,924 unvested restricted units, none of which will vest in the 60-day period following November 23, 2009.

(c)	Excludes 14,674 unvested restricted units, none of which will vest in the 60-day period following November 23, 2009.

(d)	Excludes 10,424 unvested restricted units, none of which will vest in the 60-day period following November 23, 2009.

(e)	Excludes 11,857 unvested restricted units, none of which will vest in the 60-day period following November 23, 2009.

(f)	Excludes 3,000 unvested restricted units, none of which will vest in the 60-day period following November 23, 2009.

(g)	Excludes 5,496 unvested restricted units, none of which will vest in the 60-day period following November 23, 2009.

(h)
Inclusive of the units referred to in footnotes (a), (b), (c), (d), (e), (f) and (g) above, the reported number of units excludes 157,110 unvested restricted units, none of which will vest in the 60 day period following November 23, 2009, owned by certain executive officers, whose restricted units vest on the same basis as described in footnotes (b), (c), (d), (e), (f) and (g) above.

Securities Authorized for Issuance Under the Restricted Unit Plans
The following table sets forth certain information, as of September 26, 2009, with respect to the Partnership’s Restricted Unit Plans, under which restricted units of the Partnership, as described in the Notes to the Consolidated Financial Statements included in this Annual Report, are authorized for issuance.

Number of restricted units
remaining available for
	Number of Common			future issuance under the
	Units to be issued upon		Weighted-average grant	Restricted Unit Plans (excluding
	vesting of restricted		date fair value per	securities reflected in
Plan	units		restricted unit	column (a))
Category	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	415,295	(2)	$28.89	1,249,457
Equity compensation plans not approved by security holders	—		—	—

Total	415,295		$28.89	1,249,457

(1)	Relates to the Restricted Unit Plans.

(2)
Represents number of restricted units that, as of September 26, 2009, had been granted under the 2000 Restricted Unit Plan but had not yet vested. No restricted units have yet been granted under the 2009 Restricted Unit Plan.

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
The following table sets forth the aggregate fees for services related to fiscal years 2009 and 2008 provided by PricewaterhouseCoopers LLP, our independent registered public accounting firm.

	Fiscal	Fiscal
	2009	2008

Audit Fees (a)	$2,265,000	$2,325,000
Audit-Related Fees (b)	—	84,000
Tax Fees (c)	840,030	722,000
All Other Fees (d)	1,605	1,605

(a)
Audit Fees consist of professional services rendered for the integrated audit of our annual consolidated financial statements and our internal control over financial reporting, including reviews of our quarterly financial statements, as well as the issuance of consents in connection with other filings made with the SEC.

(b)	Audit-Related Fees consist of professional services rendered in connection with acquisition-related due diligence and consultations concerning financial accounting and reporting standards.

(c)	Tax Fees consist of fees for professional services related to tax reporting, tax compliance and transaction services assistance.

(d)	All Other Fees represent fees for the purchase of a license to an accounting research software tool.
The Audit Committee of the Board of Supervisors has adopted a formal policy concerning the approval of audit and non-audit services to be provided by the independent registered public accounting firm, PricewaterhouseCoopers LLP. The policy requires that all services PricewaterhouseCoopers LLP may provide to us, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by PricewaterhouseCoopers LLP during fiscal 2009 and fiscal 2008.

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

SUBURBAN PROPANE PARTNERS, L.P.
Date: November 25, 2009	By:	/s/ MICHAEL J. DUNN, JR.
Michael J. Dunn, Jr.
President, Chief Executive Officer and Supervisor
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ MICHAEL J. DUNN, JR (Michael J. Dunn, Jr.)	President, Chief Executive Officer and Supervisor	November 25, 2009

By:	/s/ HAROLD R. LOGAN, JR. (Harold R. Logan, Jr.)	Chairman and Supervisor	November 25, 2009

By:	/s/ JOHN HOYT STOOKEY (John Hoyt Stookey)	Supervisor	November 25, 2009

By:	/s/ DUDLEY C. MECUM (Dudley C. Mecum)	Supervisor	November 25, 2009

By:	/s/ JOHN D. COLLINS (John D. Collins)	Supervisor	November 25, 2009

By:	/s/ JANE SWIFT (Jane Swift)	Supervisor	November 25, 2009

By:	/s/ MICHAEL A. STIVALA (Michael A. Stivala)	Chief Financial Officer	November 25, 2009

By:	/s/ MICHAEL A. KUGLIN (Michael A. Kuglin)	Controller and Chief Accounting Officer	November 25, 2009

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

3.2
Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated as of October 19, 2006, as amended as of June 24, 2009. (Incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed June 30, 2009).

3.3
Amended and Restated Certificate of Limited Partnership of Suburban Propane Partners, L.P. dated May 26, 1999 (Incorporated by reference to Exhibit 3.2 to the Partnership’s Quarterly Report on Form 10-Q filed August 6, 2009).

3.4
Amended and Restated Certificate of Limited Partnership of Suburban Partners, L.P. dated May 26, 1999 (Incorporated by reference to Exhibit 3.3 to the Partnership’s Quarterly Report on Form 10-Q filed August 6, 2009).

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

10.1	Agreement between Mark A. Alexander and the Partnership, dated April 22, 2009. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q filed August 6, 2009).

10.5
Agreement between Michael J. Dunn, Jr. and the Partnership, effective as of September 27, 2009. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed November 10, 2009).

Exhibit
Number	Description

10.6
Suburban Propane Partners, L.P. 2000 Restricted Unit Plan, as amended and restated effective October 17, 2006 and as further amended on July 31, 2007, October 31, 2007, January 24, 2008, January 20, 2009 and November 10, 2009. (Filed herewith).

10.7
Suburban Propane Partners, L.P. 2009 Restricted Unit Plan, effective August 1, 2009. (Incorporated by reference to Exhibit 99.1 to the Partnership’s Registration Statement on Form S-8 filed on July 24, 2009).

10.8	Suburban Propane, L.P. Severance Protection Plan, as amended on January 24, 2008, January 20, 2009 and November 10, 2009. (Filed herewith).

10.9
Suburban Propane L.P. 2003 Long Term Incentive Plan, as amended on October 17, 2006 and as further amended on July 31, 2007, October 31, 2007, January 24, 2008 and January 20, 2009. (Incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008).

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

10.13	Credit Agreement dated June 26, 2009. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on June 30, 2009).

10.14
Non-Competition Agreement, dated September 17, 2007, between Suburban Propane, L.P. and Plains LPG Services, L.P. (Incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed September 20, 2007).

10.15
Propane Storage Agreement, dated September 17, 2007, between Suburban Propane, L.P. and Plains LPG Services, L.P. (Incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed September 20, 2007).

21.1	Subsidiaries of Suburban Propane Partners, L.P. (Filed herewith).

Exhibit
Number	Description

23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith).

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

99.1	Five-Year Performance Graph (Filed herewith).

INDEX TO FINANCIAL STATEMENTS
SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Board of Supervisors and Unitholders of
Suburban Propane Partners, L.P.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, partners’ capital and of cash flows present fairly, in all material respects, the financial position of Suburban Propane Partners, L.P. and its subsidiaries at September 26, 2009 and September 27, 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 26, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of September 26, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Florham Park, New Jersey
November 25, 2009

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 26,	September 27,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$163,173	$137,698
Accounts receivable, less allowance for doubtful accounts of $4,374 and $6,578, respectively	52,035	94,933
Inventories	70,158	79,822
Other current assets	22,190	47,098

Total current assets	307,556	359,551
Property, plant and equipment, net	357,187	367,808
Goodwill	274,897	276,282
Other intangible assets, net	13,798	16,018
Other assets	24,076	16,054

Total assets	$977,514	$1,035,713

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$35,677	$58,079
Accrued employment and benefit costs	40,875	27,053
Accrued insurance	10,410	41,120
Customer deposits and advances	65,769	71,206
Accrued interest	7,294	11,030
Other current liabilities	20,034	17,568

Total current liabilities	180,059	226,056
Long-term borrowings	349,415	531,772
Accrued insurance	41,838	31,913
Other liabilities	46,485	25,896

Total liabilities	617,797	815,637

Commitments and contingencies

Partners’ capital:
Common Unitholders (35,228 and 32,725 units issued and outstanding at September 26, 2009 and September 27, 2008, respectively)	421,005	264,231
Accumulated other comprehensive loss	(61,288)	(44,155)

Total partners’ capital	359,717	220,076

Total liabilities and partners’ capital	$977,514	$1,035,713

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)

	Year Ended
	September 26,	September 27,	September 29,
	2009	2008	2007
Revenues
Propane	$864,012	$1,132,950	$1,019,798
Fuel oil and refined fuels	159,596	288,078	262,076
Natural gas and electricity	76,832	103,745	94,352
All other	42,714	49,390	63,337

	1,143,154	1,574,163	1,439,563
Costs and expenses
Cost of products sold	540,385	1,039,436	865,418
Operating	304,767	308,071	322,852
General and administrative	57,044	48,134	56,422
Restructuring charges and severance costs	—	—	1,485
Depreciation and amortization	30,343	28,394	28,790

	932,539	1,424,035	1,274,967

Income before loss on debt extinguishment, interest expense and provision for income taxes	210,615	150,128	164,596
Loss on debt extinguishment	(4,624)	—	—
Interest income	802	2,787	3,863
Interest expense	(39,069)	(39,839)	(39,459)

Income before provision for income taxes	167,724	113,076	129,000
Provision for income taxes	2,486	1,903	5,653

Income from continuing operations	165,238	111,173	123,347
Discontinued operations:
Gain on disposal of discontinued operations	—	43,707	1,887
Income from discontinued operations	—	—	2,053

Net income	$165,238	$154,880	$127,287

Income per Common Unit — basic
Income from continuing operations	$4.99	$3.39	$3.79
Discontinued operations	—	1.33	0.12

Net income	$4.99	$4.72	$3.91

Weighted average number of Common Units outstanding — basic	33,134	32,783	32,554

Income per Common Unit — diluted
Income from continuing operations	$4.96	$3.37	$3.77
Discontinued operations	—	1.33	0.12

Net income	$4.96	$4.70	$3.89

Weighted average number of Common Units outstanding — diluted	33,315	32,950	32,730

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	September 26,	September 27,	September 29,
	2009	2008	2007
Cash flows from operating activities:
Net income	$165,238	$154,880	$127,287
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	30,343	28,394	28,790
Depreciation expense — discontinued operations	—	—	452
Amortization of debt origination costs	1,923	1,328	1,327
Compensation cost recognized under Restricted Unit Plan	2,396	2,156	3,014
Amortization of discount on long-term borrowings	226	234	234
Gain on disposal of property, plant and equipment, net	(650)	(2,252)	(2,782)
Gain on disposal of discontinued operations	—	(43,707)	(1,887)
Pension settlement charge	—	—	3,269
Loss on debt extinguishment	4,624	—	—
Deferred tax provision	1,385	1,277	3,800
Changes in assets and liabilities
Decrease (increase) in accounts receivable	42,898	(9,663)	(6,827)
Decrease (increase) in inventories	9,664	1,424	(1,915)
Decrease (increase) in prepaid expenses and other current assets	24,908	(26,935)	(3,658)
(Decrease) increase in accounts payable	(22,402)	1,080	(448)
Increase (decrease) in accrued employment and benefit costs	13,822	(10,587)	3,551
(Decrease) increase in accrued insurance	(20,785)	27,240	6,520
(Decrease) increase in customer deposits and advances	(5,437)	(4,188)	12,780
(Decrease) increase in accrued interest	(3,736)	2,484	175
Increase (decrease) in other accrued liabilities	4,466	5,307	(5,475)
(Increase) decrease in other noncurrent assets	(5,787)	2,810	(41,120)
Increase (decrease) in other noncurrent liabilities	3,455	(10,765)	43,870
Contribution to defined benefit pension plan	—	—	(25,000)

Net cash provided by operating activities	246,551	120,517	145,957

Cash flows from investing activities:
Capital expenditures	(21,837)	(21,819)	(26,756)
Proceeds from sale of property, plant and equipment	4,985	4,734	5,783
Proceeds from sale of discontinued operations	—	53,715	1,284

Net cash (used in) provided by investing activities	(16,852)	36,630	(19,689)

Cash flows from financing activities:
Repayments of long-term borrowings (includes premium and fees)	(177,821)	(15,000)	—
Proceeds from long-term borrowings	100,000	—	—
Issuance costs associated with long-term borrowings	(5,543)	—	—
Repayments of short-term borrowings	(110,000)	—	—
Net proceeds from issuance of Common Units	95,880	—	—
Partnership distributions	(106,740)	(101,035)	(90,253)

Net cash (used in) financing activities	(204,224)	(116,035)	(90,253)

Net increase in cash and cash equivalents	25,475	41,112	36,015
Cash and cash equivalents at beginning of year	137,698	96,586	60,571

Cash and cash equivalents at end of year	$163,173	$137,698	$96,586

Supplemental disclosure of cash flow information:
Cash paid for interest	$39,153	$35,217	$37,165

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)

						Accumulated
						Other
	Number of			Deferred	Common	Compre-	Total
	Common	Common	General	Compen-	Units Held	hensive	Partners’	Comprehensive
	Units	Unitholders	Partner	sation	in Trust	(Loss) Income	Capital	Income (Loss)

Balance at September 30, 2006	30,314	$170,151	$(1,969)	$5,704	$(5,704)	$(67,481)	$100,701

Net income		127,287					127,287	$127,287
Other comprehensive income:
Net unrealized losses on cash flow hedges						(173)	(173)	(173)
Reclassification of realized losses on cash flow hedges into earnings						1,967	1,967	1,967
Non-cash pension settlement charge						3,269	3,269	3,269
Minimum pension liability adjustment						63,510	63,510	63,510
Adjustment to initially adopt new benefits accounting standard						(43,045)	(43,045)	—

Total comprehensive income								$195,860

Partnership distributions		(90,253)					(90,253)
Common Units issued under Restricted Unit Plan	60
Common Units issued in Exchange of GP interest	2,300	80,443					80,443
Exchange and cancellation of GP Interest		(82,412)	1,969				(80,443)
Common Units distributed from trust				(44)	44		—
Compensation cost recognized under Restricted Unit Plan, net of forfeitures		3,014					3,014

Balance at September 29, 2007	32,674	$208,230	$—	$5,660	$(5,660)	$(41,953)	$166,277

Net income		154,880					154,880	$154,880
Other comprehensive income:
Net unrealized losses on cash flow hedges						(2,916)	(2,916)	(2,916)
Reclassification of realized gains on cash flow hedges into earnings						(1,377)	(1,377)	(1,377)
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans						2,091	2,091	2,091

Total comprehensive income								$152,678

Partnership distributions		(101,035)					(101,035)
Common Units issued under Restricted Unit Plan	51
Common Units distributed from trust				(5,660)	5,660		—
Compensation cost recognized under Restricted Unit Plan, net of forfeitures		2,156					2,156

Balance at September 27, 2008	32,725	$264,231	$—	$—	$—	$(44,155)	$220,076

Net income		165,238					165,238	$165,238
Other comprehensive income:
Net unrealized losses on cash flow hedges						(991)	(991)	(991)
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans						(16,142)	(16,142)	(16,142)

Total comprehensive income								$148,105

Partnership distributions		(106,740)					(106,740)
Common Units issued under Restricted Unit Plan	72
Sale of Common Units under public offering, net of offering expenses	2,431	95,880					95,880
Compensation cost recognized under Restricted Unit Plan, net of forfeitures		2,396					2,396

Balance at September 26, 2009	35,228	$421,005	$—	$—	$—	$(61,288)	$359,717

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
1. Partnership Organization and Formation
Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 35,227,954 Common Units outstanding at September 26, 2009. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), adopted on October 19, 2006 following approval by Common Unitholders at the Partnership’s Tri-Annual Meeting and as thereafter amended by the Board of Supervisors on July 31, 2007, pursuant to the authority granted to the Board in the Partnership Agreement. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.
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
The general partner of both the Partnership and the Operating Partnership is Suburban Energy Services Group LLC (the “General Partner”), a Delaware limited liability company. On October 19, 2006, the Partnership consummated an agreement with its General Partner to exchange 2,300,000 newly issued Common Units for the General Partner’s incentive distribution rights (“IDRs”) and the economic interest in the Partnership and the Operating Partnership included in the general partner interests therein (the “GP Exchange Transaction”). Prior to the GP Exchange Transaction, the General Partner was majority-owned by senior management of the Partnership and owned 224,625 general partner units (an approximate 0.74% ownership interest) in the Partnership and a 1.0101% general partner interest in the Operating Partnership. The General Partner also held all outstanding IDRs and appointed two members to the Board of Supervisors. As a result of the GP Exchange Transaction, the General Partner no longer has any economic interest in either the Partnership or the Operating Partnership other than as a holder of 784 Common Units that will remain in the General Partner, no IDRs are outstanding and the sole member of the General Partner is the Partnership’s Chief Executive Officer.
During fiscal 2004, the Partnership acquired substantially all of the assets and operations of Agway Energy Products, LLC, Agway Energy Services, Inc. and Agway Energy Services PA, Inc. (collectively referred to as “Agway Energy”). The operations of Agway Energy consisted of the distribution and marketing of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity. The Partnership’s fuel oil and refined fuels, natural gas and electricity and services businesses are structured as corporate entities (collectively referred to as “Corporate Entities”) and, as such, are subject to corporate level income tax.
Suburban Energy Finance Corporation, a direct wholly-owned subsidiary of the Partnership, was formed on November 26, 2003 to serve as co-issuer, jointly and severally with the Partnership, of the Partnership’s 6.875% senior notes due in 2013.
The Partnership serves approximately 850,000 active residential, commercial, industrial and agricultural customers from approximately 300 locations in 30 states. The Partnership’s operations are concentrated in the east and west coast regions of the United States, including Alaska. No single customer accounted for 10% or more of the Partnership’s revenues during fiscal 2009, 2008 or 2007.

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
Revenue Recognition. Sales of propane, fuel oil and refined fuels are recognized at the time product is delivered to the customer. Revenue from the sale of appliances and equipment is recognized at the time of sale or when installation is complete, as applicable. Revenue from repairs, maintenance and other service activities is recognized upon completion of the service. Revenue from service contracts is recognized ratably over the service period. Revenue from the natural gas and electricity business is recognized based on customer usage as determined by meter readings, as adjusted for amounts delivered but unbilled at the end of each accounting period. Revenue from annually billed tank fees is deferred at the time of billings and recognized on a straight-line basis over one year.
Fair Value Measurements. On September 28, 2008, the Partnership adopted new accounting guidance on fair value measurements. The Partnership measures certain of its assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants – in either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Adoption of this new accounting guidance did not impact the Partnership’s financial position, results of operations or cash flows.
The common framework for measuring fair value utilizes a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below with Level 1 having the highest priority and Level 3 having the lowest.
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
The Partnership measures the fair value of its options and futures derivative instruments using Level 1 inputs and the fair value of its interest rate swap using Level 2 inputs. See Derivative Instruments and Hedging Activities, below, for additional information regarding fair value measurements.
Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates have been made by management in the areas of self-insurance and litigation reserves, pension and other postretirement benefit liabilities and costs, valuation of derivative instruments, depreciation and amortization of long-lived assets, asset impairment assessments, tax valuation allowances and allowances for doubtful accounts. Actual results could differ from those estimates, making it reasonably possible that a material change in these estimates could occur in the near term.

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
Derivative Instruments and Hedging Activities. On December 28, 2008, the Partnership adopted new accounting guidance on disclosures about derivative instruments and hedging activities, which required enhanced disclosures about an entity’s objectives for using derivative instruments (defined below) and related hedged items, how those derivative instruments are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.
Commodity Price Risk. Given the retail nature of its operations, the Partnership maintains a certain level of priced physical inventory to ensure its field operations have adequate supply commensurate with the time of year. The Partnership’s strategy is to keep its physical inventory priced relatively close to market for its field operations. The Partnership enters into a combination of exchange-traded futures and option contracts, forward contracts and, in certain instances, over-the-counter option contracts (collectively, “derivative instruments”) to hedge price risk associated with propane and fuel oil physical inventory, as well as future purchases of propane or fuel oil used in its operations and to ensure adequate supply during periods of high demand. Under this risk management strategy, realized gains or losses on derivative instruments will typically offset losses or gains on the physical inventory once the product is sold. All of the Partnership’s derivative instruments are reported on the consolidated balance sheet at their fair values. In addition, in the course of normal operations, the Partnership routinely enters into contracts such as forward priced physical contracts for the purchase or sale of propane and fuel oil that qualify for and are designated as normal purchase or normal sale contracts. Such contracts are exempted from the fair value accounting requirements and are accounted for at the time product is purchased or sold under the related contract. The Partnership does not use derivative instruments for speculative trading purposes. Market risks associated with futures, options and forward contracts are monitored daily for compliance with the Partnership’s Hedging and Risk Management Policy which includes volume limits for open positions. Priced on-hand inventory is also reviewed and managed daily as to exposures to changing market prices.
On the date that futures, forward and option contracts are entered into, other than those designated as normal purchases or normal sales, the Partnership makes a determination as to whether the derivative instrument qualifies for designation as a hedge. Changes in the fair value of derivative instruments are recorded each period in current period earnings or other comprehensive income (loss) (“OCI”), depending on whether the derivative instrument is designated as a hedge and, if so, the type of hedge. For derivative instruments designated as cash flow hedges, the Partnership formally assesses, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in OCI to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of cash flow hedges used to hedge future purchases are recognized in cost of products sold immediately. Changes in the fair value of derivative instruments that are not designated as cash flow hedges, and that do not meet the normal purchase and normal sale exemption, are recorded within cost of products sold as they occur. Cash flows associated with derivative instruments are reported as operating activities within the consolidated statement of cash flows.

Interest Rate Risk. A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”)). Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. The Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. The interest rate swaps have been designated as and are accounted for as, cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in OCI until the hedged items are recognized in earnings. However, due to changes in the underlying interest rate environment, the corresponding value in OCI is subject to change prior to its impact on earnings.
Long-Lived Assets.
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

Other Intangible Assets. Other intangible assets consist of customer lists, tradenames, non-compete agreements and leasehold interests. Customer lists and tradenames are amortized under the straight-line method over the estimated period for which the assets are expected to contribute to the future cash flows of the reporting entities to which they relate, ending periodically between fiscal years 2012 and 2019. Non-compete agreements are amortized under the straight-line method over the periods of the related agreements, which ended in fiscal year 2009. Leasehold interests are amortized under the straight-line method over the shorter of the lease term or the useful life of the related assets, through fiscal 2025.
Accrued Insurance. Accrued insurance represents the estimated costs of known and anticipated or unasserted claims for self-insured liabilities related to general and product, workers’ compensation and automobile liability. Accrued insurance provisions for unasserted claims arising from unreported incidents are based on an analysis of historical claims data. For each claim, the Partnership records a provision up to the estimated amount of the probable claim utilizing actuarially determined loss development factors applied to actual claims data. The Partnership maintains insurance coverage such that its net exposure for insured claims is limited to the insurance deductible, claims above which are paid by the Partnership’s insurance carriers. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset related to the amount of the liability expected to be covered by insurance. Claims are generally settled within five years of origination.
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
Asset Retirement Obligations. Asset retirement obligations apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The Partnership has recognized asset retirement obligations for certain costs to remove and properly dispose of underground and aboveground fuel oil storage tanks and contractually mandated removal of leasehold improvements.
The Partnership records a liability at fair value for the estimated cost to settle an asset retirement obligation at the time that liability is incurred, which is generally when the asset is purchased, constructed or leased. The Partnership records the liability, which is referred to as the asset retirement obligation, when it has a legal obligation to incur costs to retire the asset and when a reasonable estimate of the fair value of the liability can be made. If a reasonable estimate cannot be made at the time the liability is incurred, the Partnership records the liability when sufficient information is available to estimate the liability’s fair value.

Unit-Based Compensation. The Partnership recognizes compensation cost over the respective service period for employee services received in exchange for an award of equity or equity-based compensation based on the grant date fair value of the award. The Partnership measures liability awards under an equity-based payment arrangement based on remeasurement of the award’s fair value at the conclusion of each interim and annual reporting period until the date of settlement, taking into consideration the probability that the performance conditions will be satisfied.
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
Net Income Per Unit. Subsequent to the GP Exchange Transaction, computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and restricted units granted under the Restricted Unit Plans to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under the Restricted Unit Plans. Prior to the GP Exchange Transaction, when the General Partner’s interest included IDRs in the Partnership, computations of earnings per Common Unit were performed, when applicable, using the two-class method when participating securities existed. The two-class method is an earnings allocation formula that computes earnings per unit for each class of Common Unit and participating security according to distributions declared and the participating rights in undistributed earnings, as if all of the earnings were distributed to the limited partners and the General Partner (inclusive of the IDRs of the General Partner which were considered participating securities for purposes of the two-class method). Net income was allocated to the Common Unitholders and the General Partner in accordance with their respective Partnership ownership interests, after giving effect to any priority income allocations for incentive distributions allocated to the General Partner. For purposes of the computation of income per Common Unit for the year ended September 29, 2007, earnings that would have been allocated to the General Partner for the period prior to the GP Exchange Transaction were not significant. Following the GP Exchange Transaction consummated on October 19, 2006, the two-class method of computing income per Common Unit was no longer applicable.
In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 180,789, 166,308 and 175,701 units for the years ended September 26, 2009, September 27, 2008 and September 29, 2007, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

Comprehensive Income. The Partnership reports comprehensive (loss) income (the total of net income and all other non-owner changes in partners’ capital) within the consolidated statement of partners’ capital. Comprehensive (loss) income includes unrealized gains and losses on derivative instruments accounted for as cash flow hedges, minimum pension liability adjustments and changes in the funded status of pension and other postretirement benefit plans.
Recently Issued Accounting Standards. In December 2008, the Financial Accounting Standards Board (“FASB”) issued new financial reporting guidance to require more detailed disclosures about employers’ pension plan assets. These new disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. The new guidance is effective for fiscal years ending after December 15, 2009, which will be the Partnership’s 2010 fiscal year ending September 25, 2010. Since it only addresses disclosures, the adoption of the new guidance is not expected to have an impact on the Partnership’s consolidated financial position, results of operations or cash flows.
In December 2007, the FASB issued revised accounting guidance concerning business combinations. Among other things, this revised guidance requires an entity to recognize acquired assets, liabilities assumed and any noncontrolling interest at their respective fair values as of the acquisition date, clarifies how goodwill involved in a business combination is to be recognized and measured, as well as requires the expensing of acquisition-related costs as incurred. Most of its provisions are effective for business combinations entered into in fiscal years beginning on or after December 15, 2008, which will be the Partnership’s 2010 fiscal year beginning September 27, 2009, with early adoption prohibited. Certain provisions, in particular a provision related to the accounting for acquired tax benefits, are required to be applied in future fiscal years regardless of when the business combination occurred. To the extent the Partnership’s Corporate Entities generate taxable profits in future years that enable the utilization of tax benefits acquired in the Agway Energy acquisition, the corresponding reduction in the valuation allowance will be recorded as a reduction in the provision for income taxes.
Reclassifications. Certain prior period amounts have been reclassified to conform with the current period presentation. In addition, other current liabilities were increased and other liabilities were reduced as of September 27, 2008 by $2,441 to reclassify the current portion of the interest rate swap liability.
Subsequent Events. The Partnership has evaluated all subsequent events that occurred after the balance sheet date through November 25, 2009, the date its financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.
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

The following summarizes the quarterly distributions per Common Unit declared and paid in respect of each of the quarters in the three fiscal years in the period ended September 26, 2009:

	Fiscal	Fiscal	Fiscal
	2009	2008	2007

First Quarter	$0.8100	$0.7625	$0.6875
Second Quarter	0.8150	0.7750	0.7000
Third Quarter	0.8250	0.8000	0.7125
Fourth Quarter	0.8300	0.8050	0.7500
On October 22, 2009, the Board of Supervisors declared a quarterly distribution of $0.830 per Common Unit, or $3.32 per Common Unit on an annualized basis, in respect of the fourth quarter of fiscal 2009, which was paid on November 10, 2009 to holders of record on November 3, 2009. This quarterly distribution included an increase of $0.005 per Common Unit, or $0.02 per Common Unit on an annualized basis, from the previous distribution rate established in July, 2009, and an increase of $0.0250 per Common Unit, or $0.10 per Common Unit on an annualized basis, from the prior year-end distribution rate.
4. Selected Balance Sheet Information
Inventories consist of the following:

	As of
	September 26,	September 27,
	2009	2008

Propane and refined fuels	$67,293	$76,036
Natural gas	219	283
Appliances and related parts	2,646	3,503

	$70,158	$79,822

The Partnership enters into contracts to buy propane, fuel oil and natural gas for supply purposes. Such contracts generally have a term of one year subject to annual renewal, with costs based on market prices at the date of delivery.

Property, plant and equipment consist of the following:

	As of
	September 26,	September 27,
	2009	2008

Land and improvements	$28,452	$28,307
Buildings and improvements	78,189	77,833
Transportation equipment	33,231	35,033
Storage facilities	76,594	74,954
Equipment, primarily tanks and cylinders	471,787	463,332
Computer systems	43,538	41,796
Construction in progress	2,657	1,711

	734,448	722,966
Less: accumulated depreciation	377,261	355,158

	$357,187	$367,808

Depreciation expense from continuing operations for the years ended September 26, 2009, September 27, 2008 and September 29, 2007 amounted to $28,123, $26,170 and $26,547, respectively. Depreciation expense from discontinued operations for the years ended September 26, 2009, September 27, 2008 and September 29, 2007 amounted to $-0-, $-0- and $452, respectively.
5. Goodwill and Other Intangible Assets
The Partnership’s fiscal 2009 and fiscal 2008 annual goodwill impairment review resulted in no adjustments to the carrying amount of goodwill. During fiscal 2009 and fiscal 2008, the Partnership reversed $1,385 and $1,277 of the deferred tax asset valuation allowance, respectively, which was established through purchase accounting for the Agway Acquisition, as a reduction to goodwill. This adjustment resulted from the utilization of a portion of the net operating losses established in purchase accounting for the Agway Acquisition. The carrying value of goodwill assigned to the Partnership’s operating segments are as follows:

	As of
	September 26,	September 27,
	2009	2008

Propane	$262,559	$262,559
Fuel oil and refined fuels	4,438	5,823
Natural gas and electricity	7,900	7,900

	$274,897	$276,282

Other intangible assets, the majority of which were acquired in the Agway Acquisition, consist of the following:

	As of
	September 26,	September 27,
	2009	2008

Customer lists	$22,316	$22,316
Tradenames	1,499	1,499
Other	1,967	2,117

	25,782	25,932

Less: accumulated amortization
Customer lists	(10,596)	(8,632)
Tradenames	(862)	(712)
Other	(526)	(570)

	(11,984)	(9,914)

	$13,798	$16,018

Aggregate amortization expense related to other intangible assets for the years ended September 26, 2009, September 27, 2008 and September 29, 2007 was $2,220, $2,224 and $2,243, respectively. Aggregate amortization expense related to other intangible assets for each of the five succeeding fiscal years as of September 26, 2009 is as follows: 2010 — $2,205; 2011 — $2,205; 2012 — $1,730; 2013 — $1,572 and 2014 — $1,237.
6. Restructuring Charges and Severance Costs
During fiscal 2007, payments for severance and other employee costs associated with a previously approved and initiated plan of reorganization totaled $1,621 and were charged against the reserves established. As of September 29, 2007, the reserve for severance and other employee benefits was fully utilized.
For the years ended September 26, 2009 and September 27, 2008, the Partnership did not record any restructuring charges. For the year ended September 29, 2007, the Partnership incurred severance charges of $1,485 associated with positions eliminated during fiscal 2007 unrelated to a specific plan of restructuring.
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

The income tax provision of all the legal entities included in the Partnership’s consolidated statement of operations consists of the following:

	Year Ended
	September 26,	September 27,	September 29,
	2009	2008	2007

Current
Federal	$173	$73	$474
State and local	928	553	1,379

	1,101	626	1,853
Deferred	1,385	1,277	3,800

	$2,486	$1,903	$5,653

As a result of the calendar year 2009, 2008 and 2007 projected profitability of the Partnership’s Corporate Entities, the Partnership reported taxable income and, as a result, utilized net operating losses to offset the current cash tax liability. Utilization of these net operating losses resulted in a deferred tax provision of $1,385, $1,277 and $3,800 in fiscal 2009, 2008 and 2007, respectively, and a corresponding reversal of a portion of the valuation allowance established in purchase accounting for the acquisition of Agway Energy, which reduced goodwill.
The provision for income taxes differs from income taxes computed at the United States federal statutory rate as a result of the following:

	Year Ended
	September 26,	September 27,	September 29,
	2009	2008	2007

Income tax provision at federal statutory tax rate	$58,704	$39,577	$45,149
Impact of Partnership income not subject to federal income taxes	(56,294)	(45,323)	(39,459)
Permanent differences	719	1,240	(358)
Change in valuation allowance	(2,048)	6,930	(1,583)
State income taxes	1,262	(572)	1,379
Alternative minimum tax	143	53	447
Other, net	—	(2)	78

Provision for income taxes — current and deferred	$2,486	$1,903	$5,653

The components of net deferred taxes and the related valuation allowance using current enacted tax rates are as follows:

	As of
	September 26,	September 27,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$38,995	$41,768
Allowance for doubtful accounts	679	1,428
Inventory	833	722
Intangible assets	1,523	1,127
Deferred revenue	1,613	1,787
Derivative instruments	—	92
AMT credit carryforward	789	646
Other accruals	2,915	2,083

Total deferred tax assets	47,347	49,653

Deferred tax liabilities:
Derivative instruments	1,282	—
Property, plant and equipment	603	758

Total deferred tax liabilities	1,885	758

Net deferred tax assets	45,462	48,895
Valuation allowance	(45,462)	(48,895)

Net deferred tax assets	$—	$—

As of September 26, 2009, the Partnership’s Corporate Entities had tax loss carryforwards for federal income tax reporting purposes of approximately $96,025, which are available to offset future federal taxable income and expire between 2024 and 2028.
8. Long-Term Borrowings
Short-term and long-term borrowings consist of the following:

	As of
	September 26,	September 27,
	2009	2008
Senior Notes, 6.875%, due December 15, 2013, net of unamortized discount of $585 and $1,228, respectively	$249,415	$423,772
Revolving Credit Agreement, due June 25, 2013	100,000	—
Term Loan	—	110,000

	349,415	533,772
Less: current portion of Term Loan	—	2,000

	$349,415	$531,772

The Partnership and its subsidiary, Suburban Energy Finance Corporation, have issued $425,000 aggregate principal amount of Senior Notes (the “2003 Senior Notes) with an annual interest rate of 6.875%. On September 9, 2009, the Partnership and its subsidiary purchased $175,000 aggregate principal amount of the 2003 Senior Notes through a cash tender offer. In connection with the tender offer, the Partnership recognized a loss on the extinguishment of debt of $4,624 in the fourth quarter of fiscal 2009, consisting of $2,821 for the tender premium and related fees, as well as the write-off of $1,803 in unamortized debt origination costs and unamortized discount.

The Partnership’s obligations under the 2003 Senior Notes are unsecured and rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The 2003 Senior Notes are structurally subordinated to, which means they rank effectively behind, any debt and other liabilities of the Operating Partnership. The Senior Notes mature on December 15, 2013 and require semi-annual interest payments in June and December. The Partnership is permitted to redeem some or all of the 2003 Senior Notes any time at redemption prices specified in the indenture governing the 2003 Senior Notes. In addition, in the event of a change of control of the Partnership, as defined in the indenture governing the 2003 Senior Notes, the Partnership must offer to repurchase the notes at 101% of the principal amount repurchased, if the holders of the notes exercise the right of repurchase.
On June 26, 2009, the Operating Partnership executed a Credit Agreement (the “Credit Agreement”) to provide a four-year $250,000 revolving credit facility (the “Revolving Credit Facility”). The Credit Agreement replaces the Operating Partnership’s previous credit facility, which provided for a $108,000 term loan (the “Term Loan”) and a separate $175,000 working capital facility both of which, as amended, were scheduled to mature in March 2010. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions until maturity on June 25, 2013. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. At closing, the Operating Partnership borrowed $100,000 under the Revolving Credit Facility and, along with cash on hand, repaid the $108,000 then outstanding under the Term Loan and terminated the previous credit facility. In addition, the Partnership has standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $57,166 primarily in support of retention levels under its self-insurance programs, which expire periodically through April 15, 2010. Therefore, as of September 26, 2009 the Partnership had available borrowing capacity of $92,834 under the Revolving Credit Facility.
Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of September 26, 2009, the interest rate for the Revolving Credit Facility was approximately 4.1%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.
The Partnership acts as a guarantor with respect to the obligations of the Operating Partnership under the Credit Agreement pursuant to the terms and conditions set forth therein. The obligations under the Credit Agreement are secured by liens on substantially all of the personal property of the Partnership, the Operating Partnership and their subsidiaries, as well as mortgages on certain real property.
In connection with the Revolving Credit Facility, the Operating Partnership amended its existing interest rate swap agreement, which has a termination date of March 31, 2010, to reduce the notional amount to $100,000 from $108,000. The Operating Partnership will pay a fixed interest rate of 4.66% to the issuing lender on the notional principal amount outstanding, effectively fixing the LIBOR portion of the interest rate at 4.66%. In return, the issuing lender will pay to the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. On July 31, 2009 our Operating Partnership entered into a forward starting interest rate swap agreement with a March 31, 2010 effective date, which is commensurate with the maturity of the existing interest rate swap agreement, and termination date of June 25, 2013. Under the forward starting interest rate swap agreement, the Operating Partnership will pay a fixed interest rate of 3.12% to the issuing lender on the notional principal amount outstanding, effectively fixing the LIBOR portion of the interest rate at 3.12%. In return, the issuing lender will pay to the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The interest rate swaps have been designated as a cash flow hedge.

The Revolving Credit Facility and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Revolving Credit Facility contains certain financial covenants (a) requiring the consolidated interest coverage ratio, as defined, of the Partnership to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined, of the Partnership from being greater than 4.5 to 1.0 as of the end of any fiscal quarter; and (c) prohibiting the senior secured consolidated leverage ratio, as defined, of the Operating Partnership from being greater than 3.0 to 1.0 as of the end of any fiscal quarter. Under the 2003 Senior Note indenture, the Partnership is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the 2003 Senior Notes and the Revolving Credit Facility as of September 26, 2009.
Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, long-term borrowings are capitalized within other assets and amortized on a straight-line basis over the term of the respective debt agreements. Other assets at September 26, 2009 and September 27, 2008 include debt origination costs with a net carrying amount of $7,136 and $4,902, respectively. Aggregate amortization expense related to deferred debt origination costs included within interest expense for the years ended September 26, 2009, September 27, 2008 and September 29, 2007 was $1,923, $1,328 and $1,327, respectively. Unamortized debt origination costs of $414 associated with the previous credit facility were written-off in the third quarter of fiscal 2009 and unamortized debt origination costs of $1,385 associated with the tender offer of the 2003 Senior Notes were written-off in the fourth quarter of fiscal 2009.
The aggregate amounts of long-term debt maturities in fiscal years subsequent to September 26, 2009 are as follows: 2010 through 2012 — $-0-; 2013 — $100,000; 2014 — $250,000; and thereafter — $-0-.
Under the previous credit facility, proceeds from the sale, transfer or other disposition of any asset of the Operating Partnership, other than the sale of inventory in the ordinary course of business, in excess of $15,000 was required to be used to acquire productive assets within twelve months of receipt of the proceeds. Any proceeds not used within twelve months of receipt to acquire productive assets were required to be used to prepay the outstanding principal of the Term Loan. On September 26, 2008 and November 10, 2008, the Operating Partnership prepaid $15,000 and $2,000, respectively, on the Term Loan with the net proceeds from the sale of the Tirzah storage facility that were not used to acquire productive assets within twelve months of receipt.
9. Unit-Based Compensation Arrangements
As described in Note 2, the Partnership recognizes compensation cost over the respective service period for employee services received in exchange for an award of equity, or equity-based compensation, based on the grant date fair value of the award. The Partnership measures liability awards under an equity-based payment arrangement based on remeasurement of the award’s fair value at the conclusion of each interim and annual reporting period until the date of settlement, taking into consideration the probability that the performance conditions will be satisfied. The Partnership has historically recognized unearned compensation associated with awards under its Restricted Unit Plans ratably to expense over the vesting period based on the fair value of the award on the grant date and has historically recognized compensation cost and the associated unearned compensation liability for equity-based awards under its Long-Term Incentive Plan.
Restricted Unit Plans. In fiscal 2000 and fiscal 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan and 2009 Restricted Unit Plan (collectively, the “Restricted Unit Plans”), respectively, which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership. The total number of Common Units authorized for issuance under the Restricted Unit Plans is 1,917,805. Unless otherwise stipulated by the compensation committee on or before the grant date, Restricted Units issued under the Restricted Unit Plans vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the grant date. The Restricted Unit Plans participants are not eligible to receive quarterly distributions or vote their respective restricted units until vested. Because each restricted unit represents a promise to issue a Common Unit at a future date, restricted units cannot be sold or transferred prior to vesting. The value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period. Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plans. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

The following is a summary of activity in the Restricted Unit Plans:

		Weighted Average
		Grant Date Fair
	Units	Value Per Unit
Outstanding September 30, 2006	340,786	$29.28
Granted	151,515	44.51
Forfeited	(47,023)	(30.06)
Vested	(62,188)	(28.34)

Outstanding September 29, 2007	383,090	$28.85
Granted	125,912	35.19
Forfeited	(11,359)	(27.17)
Vested	(51,128)	(30.52)

Outstanding September 27, 2008	446,515	$30.57
Granted	68,799	18.10
Forfeited	(28,382)	(31.92)
Vested	(71,637)	(27.81)

Outstanding September 26, 2009	415,295	$28.89

As of September 26, 2009, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $4,549. Compensation cost associated with the unvested awards is expected to be recognized over a weighted-average period of 1.7 years. Compensation expense for the Restricted Unit Plans for years ended September 26, 2009, September 27, 2008 and September 29, 2007 was $2,396, $2,156 and $3,014, respectively.
Long-Term Incentive Plan. The Partnership has a non-qualified, unfunded long-term incentive plan for officers and key employees (“LTIP-2”) which provides for payment, in the form of cash, for an award of equity-based compensation at the end of a three-year performance period. The level of compensation earned under LTIP-2 is based on the market performance of the Partnership’s Common Units on the basis of total return to Unitholders (“TRU”) compared to the TRU of a predetermined peer group comprised of other publicly traded partnerships (master limited partnerships), as approved by the Compensation Committee of the Board of Supervisors, over the same three-year performance period. Compensation expense, which includes adjustments to previously recognized compensation expense for current period changes in the fair value of unvested awards, for the years ended September 26, 2009, September 27, 2008 and September 29, 2007 was $3,402, $1,859 and $5,977, respectively. The cash payouts in fiscal 2009, fiscal 2008 and fiscal 2007, which related to the fiscal 2006, fiscal 2005 and fiscal 2004 awards, were $2,741, $2,720 and $1,215, respectively.
10. Compensation Deferral Plan
The Compensation Deferral Plan provided eligible employees of the Partnership the ability to defer receipt of all or a portion of vested restricted units granted under a prior restricted unit award plan. These units were held in trust on behalf of the individuals. During the second quarter of fiscal 2008, the remaining 292,682 Common Units were distributed to the participants resulting in the satisfaction of the deferred compensation obligation of $5,660, classified in partners’ capital and a corresponding reduction to common units held in trust, classified as a contra-equity balance within partners’ capital.

11. Employee Benefit Plans
Defined Contribution Plan. The Partnership has an employee Retirement Savings and Investment Plan (the “401(k) Plan”) covering most employees. Employer matching contributions relating to the 401(k) Plan are a percentage of the participating employees’ elective contributions. The percentage of the Partnership’s contributions are based on a sliding scale depending on the Partnership’s achievement of annual performance targets. These contributions totaled $5,676, $1,190 and $5,426 for the years ended September 26, 2009, September 27, 2008 and September 29, 2007, respectively.
Defined Pension and Retiree Health and Life Benefits Arrangements
Pension Benefits. The Partnership has a noncontributory defined benefit pension plan which was originally designed to cover all eligible employees of the Partnership who met certain requirements as to age and length of service. Effective January 1, 1998, the Partnership amended its defined benefit pension plan to provide benefits under a cash balance formula as compared to a final average pay formula which was in effect prior to January 1, 1998. Effective January 1, 2000, participation in the defined benefit pension plan was limited to eligible existing participants on that date with no new participants eligible to participate in the plan. On September 20, 2002, the Board of Supervisors approved an amendment to the defined benefit pension plan whereby, effective January 1, 2003, future service credits ceased and eligible employees receive interest credits only toward their ultimate retirement benefit.
Contributions, as needed, are made to a trust maintained by the Partnership. Contributions to the defined benefit pension plan are made by the Partnership in accordance with the Employee Retirement Income Security Act of 1974 minimum funding standards plus additional amounts made at the discretion of the Partnership, which may be determined from time to time. There were no minimum funding requirements for the defined benefit pension plan for fiscal 2009, 2008 or 2007. In recent years, cash balance defined benefit pension plans have come under increased scrutiny resulting in litigation regarding such plans sponsored by other companies. Partly in response to these developments, the federal Pension Protection Act of 2006 (the “2006 Pension Act”) was enacted, and these developments may result in further legislative changes impacting cash balance defined benefit pension plans in the future. There can be no assurances that future legislative developments will not have an adverse effect on the Partnership’s results of operations or cash flows.
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

The Partnership recognizes the funded status of pension and other postretirement benefit plans as an asset or liability on the balance sheet and recognizes changes in the funded status in comprehensive income (loss) in the year the changes occur. The Partnership uses the date of its consolidated financial statements as the measurement date of plan assets and obligations.
At the end of fiscal 2007, the Partnership adopted a new accounting standard pertaining to employers’ accounting for defined benefit pension and other postretirement benefit plans. The initial impact of adopting this standard was to recognize in accumulated other comprehensive income (loss) unrecognized prior service costs or credits and net actuarial gains or losses that were previously unrecognized. The following table summarizes the effect of required changes in the additional minimum liability (“AML”) reported in accumulated other comprehensive loss as of September 29, 2007 prior to the adoption of the new standard, as well as the initial impact of adoption. The AML was eliminated during fiscal 2007, primarily as a result of employer contributions.

	September 29, 2007			September 29, 2007
	Prior to AML	AML adjustments		Post AML
	adjustments and	prior to	Adoption of	adjustments and
	adoption of new	adoption of new	new accounting	adoption of new
	accounting standard	accounting standard	standard	accounting standard

Accrued pension liability (asset)	$9,990	$(63,510)	$47,973	$(5,547)
Accrued postretirement liability	$29,353	$—	$(4,928)	$24,425
Accumulated other comprehensive loss	$63,510	$(63,510)	$43,045	$43,045

Projected Benefit Obligation, Fair Value of Plan Assets and Funded Status. The following tables provide a reconciliation of the changes in the benefit obligations and the fair value of the plan assets for each of the years ended September 26, 2009 and September 27, 2008 and a statement of the funded status for both years. Under the Partnership’s defined benefit pension plan, the accumulated benefit obligation and the projected benefit obligation are the same.

			Retiree Health and
	Pension Benefits		Life Benefits
	2009	2008	2009	2008
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$135,195	$158,317	$19,076	$24,426
Service cost	—	—	5	8
Interest cost	9,488	8,749	1,381	1,399
Actuarial (gain) loss	26,888	(16,904)	2,409	(4,954)
Settlement payments	(6,130)	(6,653)	—	—
Benefits paid	(8,254)	(8,314)	(1,744)	(1,803)

Benefit obligation at end of year	$157,187	$135,195	$21,127	$19,076

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$135,327	$163,864	$—	$—
Actual return on plan assets	19,112	(13,570)	—	—
Employer contributions	—	—	1,744	1,803
Settlement payments	(6,130)	(6,653)	—	—
Benefits paid	(8,254)	(8,314)	(1,744)	(1,803)

Fair value of plan assets at end of year	$140,055	$135,327	$—	$—

Funded status:
Funded status at end of year	$(17,132)	$132	$(21,127)	$(19,076)

Amounts recognized in consolidated balance sheets consist of:
Pension (liability) asset	$(17,132)	$132	$—	$—
Accrued benefit liability	—	—	(21,127)	(19,076)

Net amount recognized at end of year	$(17,132)	$132	$(21,127)	$(19,076)

Less: Current portion	—	—	1,748	1,923

Non-current benefit liability	$(17,132)	$132	$(19,379)	$(17,153)

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Actuarial net (loss) gain	$(63,278)	$(50,345)	$2,842	$5,563
Prior service credits	—	—	3,338	3,826

Net amount recognized in accumulated other comprehensive (loss) income	$(63,278)	$(50,345)	$6,180	$9,389

The amounts in accumulated other comprehensive loss as of September 26, 2009 that are expected to be recognized as components of net periodic benefit costs during the next fiscal year are $5,374 and ($555) for pension and postretirement benefits, respectively.
Plan Asset Allocation. The following table presents the actual allocation of assets held in trust as of September 26, 2009 and September 27, 2008:

	2009	2008

Fixed income securities — long-term bonds	92%	81%
Equity securities — domestic and international	8%	19%

	100%	100%

The Partnership’s investment policies and strategies, as set forth in the Investment Management Policy and Guidelines, are monitored by a Benefits Committee comprised of five members of management. During fiscal 2007, the Benefits Committee proposed and the Board of Supervisors approved contributions to the plan in order to improve the funded status of the accumulated benefit obligation and to change the plan’s asset allocation to reduce investment risk and more closely match the asset mix to the future cash requirements of the plan. The implementation of this strategy resulted in a $25,000 voluntary contribution in fiscal 2007, and a change in the asset allocation to reflect a greater concentration of fixed income securities. The fixed income portion is invested in a combination of long-term U.S. government bonds and intermediate-term corporate bonds with a strategy to match the actuarially estimated duration of the plan’s projected benefit obligations. The target asset mix is as follows: (i) fixed income securities portion of the portfolio should range between 75% and 95%; and (ii) equity securities portion of the portfolio should range between 5% and 25%.
Projected Contributions and Benefit Payments. There are no projected minimum funding requirements under the Partnership’s defined benefit pension plan for fiscal 2010. Estimated future benefit payments for both pension and retiree health and life benefits are as follows:

		Retiree
		Health and
	Pension	Life
Fiscal Year	Benefits	Benefits
2010	$19,896	$1,748
2011	13,380	1,690
2112	13,810	1,635
2013	12,720	1,562
2014	12,986	1,489
2015 through 2019	54,113	6,137
Effect on Operations. The following table provides the components of net periodic benefit costs included in operating expenses for the years ended September 26, 2009, September 27, 2008 and September 29, 2007:

	Pension Benefits			Retiree Health and Life Benefits
	2009	2008	2007	2009	2008	2007

Service cost	$—	$—	$—	$4	$8	$12
Interest cost	9,487	8,749	8,905	1,381	1,399	1,317
Expected return on plan assets	(9,205)	(9,082)	(10,317)	—	—	—
Amortization of prior service credit	—	—	—	(490)	(490)	(597)
Settlement charge	—	—	3,269	—	—	—
Recognized net actuarial loss	4,050	3,375	5,315	(312)	—	—

Net periodic benefit costs	$4,332	$3,042	$7,172	$583	$917	$732

During fiscal 2007, lump sum pension benefit payments to either terminated or retiring individuals amounted to $10,786, which exceeded the settlement threshold (combined service and interest costs of net periodic pension cost) of $8,905 for fiscal 2007, and as a result, the Partnership was required to recognize a non-cash settlement charge of $3,269 during the fourth quarter of fiscal 2007. The non-cash charge was required to accelerate recognition of a portion of cumulative unrecognized losses in the defined benefit pension plan. During fiscal 2009 and 2008, the amount of the pension benefit obligation settled through lump sum payments did not exceed the settlement threshold; therefore, a settlement charge was not required to be recognized in either of those fiscal years.

Actuarial Assumptions. The assumptions used in the measurement of the Partnership’s benefit obligations as of September 26, 2009 and September 27, 2008 are shown in the following table:

			Retiree Health and
	Pension Benefits		Life Benefits
	2009	2008	2009	2008

Weighted-average discount rate	5.125%	7.625%	5.125%	7.625%
Average rate of compensation increase	n/a	n/a	n/a	n/a
The assumptions used in the measurement of net periodic pension benefit and postretirement benefit costs for the years ended September 26, 2009, September 27, 2008 and September 29, 2007 are shown in the following table:

	Pension Benefits			Retiree Health and Life Benefits
	2009	2008	2007	2009	2008	2007

Weighted-average discount rate	7.625%	6.000%	5.500%	7.625%	6.000%	5.500%
Average rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average expected long- term rate of return on plan assets	7.390%	6.000%	8.000%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	9.000%	9.500%	10.000%
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
The 9.00% increase in health care costs assumed at September 26, 2009 is assumed to decrease gradually to 5.00% in fiscal 2017 and to remain at that level thereafter. Increasing the assumed health care cost trend rates by 1.0% in each year would increase the Partnership’s benefit obligation as of September 26, 2009 by approximately $432 and the aggregate of service and interest components of net periodic postretirement benefit expense for the year ended September 26, 2009 by approximately $28. Decreasing the assumed health care cost trend rates by 1.0% in each year would decrease the Partnership’s benefit obligation as of September 26, 2009 by approximately $390 and the aggregate of service and interest components of net periodic postretirement benefit expense for the year ended September 26, 2009 by approximately $26. The Partnership has concluded that the prescription drug benefits within the retiree medical plan do not entitle the Partnership to an available Medicare subsidy.

12. Financial Instruments
Cash and Cash Equivalents. The fair value of cash and cash equivalents is not materially different from their carrying amount because of the short-term maturity of these instruments.
Derivative Instruments and Hedging Activities. The notional amount of the Partnership’s outstanding derivative instruments includes the following (gallons in thousands):

	As of
	September 26,	September 27,
Transaction Type	2009	2008
Commodity Options	6,467	6,246
Commodity Futures	15,330	—
The following summarizes the gross fair value of the Partnership’s derivative instruments and their location in the consolidated balance sheet as of September 26, 2009 and September 27, 2008, respectively:

	As of September 26, 2009		As of September 27, 2008
	Location	Fair Value	Location	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments:
Commodity options	Other current assets	$6,398	Other current assets	$5,048
	Other assets	241	Other assets	—

Commodity futures	Other current assets	2,845	Other current assets	—
	Other assets	248	Other assets	—

		$9,732		$5,048

	Location	Fair Value	Location	Fair Value
Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	$3,351	Other current liabilities	$2,441
	Other liabilities	840	Other liabilities	759

Derivatives not designated as hedging instruments:		$4,191		$3,200

Commodity options	Other current liabilities	$4,060	Other current liabilities	$494
	Other liabilities	175	Other liabilities	—

Commodity futures	Other current liabilities	784	Other current liabilities	—

		$5,019		$494

As of September 26, 2009, the Partnership’s outstanding commodity-related derivatives mature between fiscal 2010 and fiscal 2011, and have a weighted average maturity of approximately 7 months. As of September 27, 2008, the Partnership’s commodity-related derivatives mature between fiscal 2009 and fiscal 2010, and have a weighted average maturity of approximately 6 months.

The effect of the Partnership’s derivative instruments on the consolidated statement of operations for the years ended September 27, 2009, September 27, 2008 and September 29, 2007 are as follows:

	Amount of Gains	Gains (Losses) Reclassified from
	(Losses) Recognized in	Accumulated OCI into Income
	OCI (Effective	(Effective Portion)
	Portion)	Location	Amount
Derivatives in Cash Flow Hedging Relationships:
Year ended 9/26/2009
Interest rate swap	$(991)	Interest expense	$—

Year ended 9/27/2008
Interest rate swap	$(2,916)	Interest expense	$—
Forwards	—	Cost of products sold	1,377

	$(2,916)		$1,377

Year ended 9/29/2007
Interest rate swap	$(1,465)	Interest expense	$—
Forwards	1,292	Cost of products sold	(2,961)
Futures	—	Cost of products sold	994

	$(173)		$(1,967)

	Location of Gains	Amount of Unrealized Gains
	(Losses) Recognized in	(Losses) Recognized in
	Income	Income
Derivatives Not Designated as Hedging Instruments:
Year ended 9/26/2009
Options	Cost of products sold	$(589)
Futures	Cost of products sold	2,302

		$1,713

Year ended 9/27/2008
Options	Cost of products sold	$2,011
Futures	Cost of products sold	(247)

		$1,764

Year ended 9/29/2007
Options	Cost of products sold	$(2,599)
Futures	Cost of products sold	(4,956)

		$(7,555)

Credit Risk. The Partnership’s principal customers are residential and commercial end users of propane and fuel oil and refined fuels served by approximately 300 locations in 30 states. No single customer accounted for more than 10% of revenues during fiscal 2009, 2008 or 2007 and no concentration of receivables exists as of September 26, 2009 or September 27, 2008. During fiscal 2009, 2008 and 2007, three suppliers provided approximately 40%, 35% and 34%, respectively, of the Partnership’s total propane supply. The Partnership believes that, if supplies from any of these three suppliers were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations.
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
Bank Debt and Senior Notes. The fair value of the Revolving Credit Facility approximates the carrying value since the interest rates are periodically adjusted to reflect market conditions. Based upon quoted market prices, the fair value of the Partnership’s 6.875% Senior Notes was $248,125 as of September 26, 2009.

13. Commitments and Contingencies
Commitments. The Partnership leases certain property, plant and equipment, including portions of the Partnership’s vehicle fleet, for various periods under noncancelable leases. Rental expense under operating leases was $17,254, $17,739 and $19,611 for the years ended September 26, 2009, September 27, 2008 and September 29, 2007, respectively.
Future minimum rental commitments under noncancelable operating lease agreements as of September 26, 2009 are as follows:

Minimum
Lease
Fiscal Year	Payments
2010	$14,297
2011	11,461
2012	8,643
2013	6,791
2014	5,522
2015 and thereafter	4,223
Contingencies.
Self Insurance. As discussed in Note 2, the Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At September 26, 2009 and September 27, 2008, the Partnership had accrued liabilities of $52,248 and $73,033, respectively, representing the total estimated losses under these self-insurance programs. The Partnership is also involved in various legal actions which have arisen in the normal course of business, including those relating to commercial transactions and product liability. Management believes, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership’s financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insurance claims, as well as existing insurance policies in force. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $14,812 and $38,825 as of September 26, 2009 and September 27, 2008, respectively.
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

14. Guarantees
The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2016. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $18,337. The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 26, 2009 and September 27, 2008.
15. Public Offerings
On August 10, 2009, the Partnership sold 2,200,000 Common Units in a public offering at a price of $41.50 per Common Unit realizing proceeds of $86,700, net of underwriting commissions and other offering expenses. On August 24, 2009, following the underwriters’ partial exercise of their over-allotment option, the Partnership sold an additional 230,934 Common Units at $41.50 per Common Unit, generating additional net proceeds of $9,180. The aggregate net proceeds of $95,880, along with cash on hand, were used to fund the purchase of $175,000 aggregate principal amount of 2003 Senior Notes pursuant to a cash tender offer. These transactions increased the total number of Common Units outstanding by 2,430,934 to 35,227,954.
16. Discontinued Operations and Disposition
The Partnership continuously evaluates its existing operations to identify opportunities to optimize the return on assets employed and selectively divests operations in slower growing or non-strategic markets and seeks to reinvest in markets that are considered to present more opportunities for growth. In line with that strategy, on October 2, 2007, the Operating Partnership completed the sale of its Tirzah, South Carolina underground granite propane storage cavern, and associated 62-mile pipeline, for $53,715 in cash, after taking into account certain adjustments. The 57.5 million gallon underground storage cavern is connected to the Dixie Pipeline and provides propane storage for the eastern United States. As part of the agreement, the Operating Partnership entered into a long-term storage arrangement, not to exceed 7 million propane gallons, with the purchaser of the cavern that will enable the Operating Partnership to continue to meet the needs of its retail operations, consistent with past practices. As a result of this sale, a gain of $43,707 was reported as a gain from the disposal of discontinued operations in the Partnership’s results for the first quarter of fiscal 2008. The results of operations from the Tirzah facilities in the comparative prior year periods have been reclassified to discontinued operations on the consolidated statements of operations for the fiscal year ended September 29, 2007.
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

17. Segment Information
The Partnership manages and evaluates its operations in five operating segments, three of which are reportable segments: Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity. The chief operating decision maker evaluates performance of the operating segments using a number of performance measures, including gross margins and income before interest expense and provision for income taxes (operating profit). Costs excluded from these profit measures are captured in Corporate and include corporate overhead expenses not allocated to the operating segments. Unallocated corporate overhead expenses include all costs of back office support functions that are reported as general and administrative expenses within the consolidated statements of operations. In addition, certain costs associated with field operations support that are reported in operating expenses within the consolidated statements of operations, including purchasing, training and safety, are not allocated to the individual operating segments. Thus, operating profit for each operating segment includes only the costs that are directly attributable to the operations of the individual segment. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 2.
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
Activities in the all other category include the Partnership’s services business, which is primarily engaged in the sale, installation and servicing of a wide variety of home comfort equipment, particularly in the areas of heating and ventilation and activities from the Partnership’s HomeTown Hearth & Grill and Suburban Franchising subsidiaries.

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Year Ended
	September 26,	September 27,	September 29,
	2009	2008	2007
Revenues:
Propane	$864,012	$1,132,950	$1,019,798
Fuel oil and refined fuels	159,596	288,078	262,076
Natural gas and electricity	76,832	103,745	94,352
All other	42,714	49,390	63,337

Total revenues	$1,143,154	$1,574,163	$1,439,563

Income (loss) before interest expense and provision for income taxes:
Propane	$268,969	$219,546	$207,269
Fuel oil and refined fuels	17,950	(2,825)	26,283
Natural gas and electricity	12,791	9,812	11,404
All other	(16,346)	(16,044)	(26,335)
Corporate	(72,749)	(60,361)	(54,025)

Total income before interest expense and provision for income taxes	210,615	150,128	164,596
Reconciliation to income from continuing operations
Loss on debt extinguishment	4,624	—	—
Interest expense, net	38,267	37,052	35,596
Provision for income taxes	2,486	1,903	5,653

Income from continuing operations	$165,238	$111,173	$123,347

Depreciation and amortization:
Propane	$15,951	$15,515	$16,229
Fuel oil and refined fuels	4,253	3,381	3,493
Natural gas and electricity	1,008	1,008	929
All other	436	391	721
Corporate	8,695	8,099	7,418

Total depreciation and amortization	$30,343	$28,394	$28,790

	As of
	September 26,	September 27,
	2009	2008
Assets:
Propane	$681,809	$746,281
Fuel oil and refined fuels	83,416	70,548
Natural gas and electricity	17,540	23,658
All other	2,876	4,075
Corporate	279,854	279,132
Eliminations	(87,981)	(87,981)

Total assets	$977,514	$1,035,713

INDEX TO FINANCIAL STATEMENT SCHEDULE
SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Page
Schedule II Valuation and Qualifying Accounts — Years Ended September 26, 2009, September 27, 2008 and September 29, 2007	S-2

S-1

SCHEDULE II
SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged			Balance
	Beginning	(credited) to Costs	Other		at End
	of Period	and Expenses	Additions	Deductions (a)	of Period

Year Ended September 29, 2007

Allowance for doubtful accounts	$5,530	$4,331	$—	$(4,820)	$5,041
Valuation allowance for deferred tax assets	47,733	(1,583)	—	(2,854)	43,296

Year Ended September 27, 2008

Allowance for doubtful accounts	$5,041	$9,166	$—	$(7,629)	$6,578
Valuation allowance for deferred tax assets	43,296	6,930	—	(1,331)	48,895

Year Ended September 26, 2009

Allowance for doubtful accounts	$6,578	$3,284	$—	$(5,488)	$4,374
Valuation allowance for deferred tax assets	48,895	(2,048)	—	(1,385)	45,462

(a)	Represents amounts that did not impact earnings.

S-2