Form 10-Q
period 2009-12-26
SUBURBAN PROPANE PARTNERS LP
filed 2010-02-04
CIK 1005210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 26, 2009

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
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
•
Other risks referenced from time to time in filings with the Securities and Exchange Commission (“SEC”) and those factors listed or incorporated by reference into the Partnership’s Annual Report under “Risk Factors”.

Some of these Forward-Looking Statements are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Reference is also made to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 26, 2009. On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings with the SEC, press releases or oral statements made by or with the approval of one of the Partnership’s authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking Statements, which reflect management’s view only as of the date made. The Partnership undertakes no obligation to update any Forward-Looking Statement or Cautionary Statement except as otherwise required by law. All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 26,	September 26,
	2009	2009

ASSETS
Current assets:
Cash and cash equivalents	$115,496	$163,173
Accounts receivable, less allowance for doubtful accounts of $5,912 and $4,374, respectively	106,522	52,035
Inventories	86,027	70,158
Other current assets	20,579	22,190

Total current assets	328,624	307,556
Property, plant and equipment, net	354,744	357,187
Goodwill	274,897	274,897
Other intangible assets, net	13,247	13,798
Other assets	23,133	24,076

Total assets	$994,645	$977,514

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$60,349	$35,677
Accrued employment and benefit costs	22,335	40,875
Accrued insurance	8,210	10,410
Customer deposits and advances	63,367	69,789
Accrued interest	3,164	7,294
Other current liabilities	15,808	16,014

Total current liabilities	173,233	180,059
Long-term borrowings	349,449	349,415
Accrued insurance	44,807	41,838
Other liabilities	45,532	46,485

Total liabilities	613,021	617,797

Commitments and contingencies

Partners’ capital:
Common Unitholders (35,287 and 35,228 units issued and outstanding at December 26, 2009 and September 26, 2009, respectively)	441,084	421,005
Accumulated other comprehensive loss	(59,460)	(61,288)

Total partners’ capital	381,624	359,717

Total liabilities and partners’ capital	$994,645	$977,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended
	December 26,	December 27,
	2009	2008
Revenues
Propane	$233,531	$273,908
Fuel oil and refined fuels	39,247	54,191
Natural gas and electricity	16,862	22,281
All other	11,792	12,935

	301,432	363,315
Costs and expenses
Cost of products sold	150,366	174,230
Operating	74,487	77,063
General and administrative	13,738	14,770
Depreciation and amortization	7,084	7,023

	245,675	273,086

Income before interest expense and provision for income taxes	55,757	90,229
Interest expense, net	7,183	9,403

Income before provision for income taxes	48,574	80,826
Provision for income taxes	199	138

Net income	$48,375	$80,688

Income per Common Unit — basic	$1.37	$2.46

Weighted average number of Common Units outstanding — basic	35,321	32,816

Income per Common Unit — diluted	$1.36	$2.45

Weighted average number of Common Units outstanding — diluted	35,538	32,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	December 26,	December 27,
	2009	2008
Cash flows from operating activities:
Net income	$48,375	$80,688
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization	7,084	7,023
Amortization of debt origination costs and discount on long-term borrowings	495	390
Compensation cost recognized under Restricted Unit Plan	992	569
Gain on disposal of property, plant and equipment, net	(427)	(230)
Changes in assets and liabilities:
(Increase) in accounts receivable	(54,487)	(29,716)
(Increase) in inventories	(15,869)	(3,994)
Decrease in other current and noncurrent assets	2,093	9,263
Increase in accounts payable	24,672	2,321
(Decrease) in accrued employment and benefit costs	(18,540)	(4,314)
Increase (decrease) in accrued insurance	769	(23,930)
(Decrease) in customer deposits and advances	(6,422)	(2,989)
(Decrease) in accrued interest	(4,130)	(7,888)
Increase (decrease) in other current and noncurrent liabilities	669	(2,189)

Net cash (used in) provided by operating activities	(14,726)	25,004

Cash flows from investing activities:
Capital expenditures	(4,492)	(4,445)
Proceeds from sale of property, plant and equipment	829	721

Net cash (used in) investing activities	(3,663)	(3,724)

Cash flows from financing activities:
Repayments of short-term borrowings	—	(2,000)
Partnership distributions	(29,288)	(26,390)

Net cash (used in) financing activities	(29,288)	(28,390)

Net decrease in cash and cash equivalents	(47,677)	(7,110)
Cash and cash equivalents at beginning of period	163,173	137,698

Cash and cash equivalents at end of period	$115,496	$130,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’	Comprehensive
	Common Units	Unitholders	(Loss)	Capital	Income

Balance at September 26, 2009	35,228	$421,005	$(61,288)	$359,717
Net income		48,375		48,375	$48,375
Other comprehensive income:
Net unrealized gains on cash flow hedges			623	623	623
Amortization of net actuarial losses and prior service credits into earnings			1,205	1,205	1,205

Comprehensive income					$50,203

Partnership distributions		(29,288)		(29,288)
Common Units issued under
Restricted Unit Plan	59
Compensation cost recognized under
Restricted Unit Plan, net of forfeitures		992		992

Balance at December 26, 2009	35,287	$441,084	$(59,460)	$381,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)
1. Partnership Organization and Formation
Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 35,287,282 Common Units outstanding at December 26, 2009. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), adopted on October 19, 2006 following approval by Common Unitholders at the Partnership’s Tri-Annual Meeting and as thereafter amended by the Board of Supervisors on July 31, 2007, pursuant to the authority granted to the Board in the Partnership Agreement. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.
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
During fiscal 2004, the Partnership acquired substantially all of the assets and operations of Agway Energy Products, LLC, Agway Energy Services, Inc. and Agway Energy Services PA, Inc. (collectively referred to as “Agway Energy”). The operations of Agway Energy consisted of the distribution and marketing of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity. The Partnership’s fuel oil and refined fuels, natural gas and electricity and services businesses are structured as corporate entities (collectively referred to as the “Corporate Entity”) and, as such, are subject to corporate level income tax.
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). They include all adjustments that the Partnership considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed. These financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 26, 2009, including management’s discussion and analysis of financial condition and results of operations contained therein. Due to the seasonal nature of the Partnership’s operations, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.
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
The Partnership measures the fair value of its options and futures derivative instruments using Level 1 inputs and the fair value of its interest rate swap using Level 2 inputs. See the Note on Financial Instruments — Derivative Instruments and Hedging Activities, below, for additional information regarding fair value measurements.
Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates have been made by management in the areas of depreciation and amortization of long-lived assets, insurance and litigation reserves, pension and other postretirement benefit liabilities and costs, valuation of derivative instruments, asset valuation assessments, tax valuation allowances, as well as the allowance for doubtful accounts. Actual results could differ from those estimates, making it reasonably possible that a change in these estimates could occur in the near term.

Reclassifications. Certain prior period amounts have been reclassified to conform with the current period presentation.
3. Financial Instruments
Cash and Cash Equivalents. The fair value of cash and cash equivalents is not materially different from their carrying amount because of the short-term maturity of these instruments.
Derivative Instruments and Hedging Activities.
Commodity Price Risk. Given the retail nature of its operations, the Partnership maintains a certain level of priced physical inventory to ensure its field operations have adequate supply commensurate with the time of year. The Partnership’s strategy is to keep its physical inventory priced relatively close to market for its field operations. The Partnership enters into a combination of exchange-traded futures and option contracts and, in certain instances, over-the-counter option contracts (collectively, “derivative instruments”) to hedge price risk associated with propane and fuel oil physical inventories, as well as future purchases of propane or fuel oil used in its operations and to ensure adequate supply during periods of high demand. Under this risk management strategy, realized gains or losses on derivative instruments will typically offset losses or gains on the physical inventory once the product is sold. All of the Partnership’s derivative instruments are reported on the condensed consolidated balance sheet at their fair values. In addition, in the course of normal operations, the Partnership routinely enters into contracts such as forward priced physical contracts for the purchase or sale of propane and fuel oil that qualify for and are designated as normal purchase or normal sale contracts. Such contracts are exempted from the fair value accounting requirements and are accounted for at the time product is purchased or sold under the related contract. The Partnership does not use derivative instruments for speculative trading purposes. Market risks associated with futures, options and forward contracts are monitored daily for compliance with the Partnership’s Hedging and Risk Management Policy which includes volume limits for open positions. Priced on-hand inventory is also reviewed and managed daily as to exposures to changing market prices.
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
Interest Rate Risk. A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”)). Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. The Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. The interest rate swaps have been designated as and are accounted for as, cash flow hedges. Changes in the fair value of the interest rate swaps are recognized in OCI until the hedged item is recognized in earnings.

The notional amount of the Partnership’s outstanding derivative instruments includes the following (gallons in thousands):

	As of
	December 26,	September 26,
Transaction Type	2009	2009
Commodity Options	14,347	6,467
Commodity Futures	16,170	15,330
The following summarizes the gross fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheet as of December 26, 2009 and September 26, 2009, respectively:

	As of December 26, 2009		As of September 26, 2009
Asset Derivatives	Location	Fair Value	Location	Fair Value

Derivatives not designated as hedging instruments:
Commodity options	Other current assets	$7,315	Other current assets	$6,398
	Other assets	12	Other assets	241

Commodity futures	Other current assets	—	Other current assets	2,845
	Other assets	—	Other assets	248

		$7,327		$9,732

Liability Derivatives	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	$3,024	Other current liabilities	$3,351
	Other liabilities	544	Other liabilities	840

		$3,568		$4,191

Derivatives not designated as hedging instruments:
Commodity options	Other current liabilities	$1,520	Other current liabilities	$4,060
	Other liabilities	—	Other liabilities	175

Commodity futures	Other current liabilities	1,595	Other current liabilities	784
	Other liabilities	1,045	Other liabilities	—

		$4,160		$5,019

As of December 26, 2009, the majority of the Partnership’s outstanding commodity-related derivatives mature in fiscal 2010 with a few remaining positions maturing in fiscal 2011. The weighted average maturity is approximately 4 months. As of September 26, 2009, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately 7 months.

The effect of the Partnership’s derivative instruments on the condensed consolidated statement of operations for the three months ended December 26, 2009 and December 27, 2008 are as follows:

	Three months ended December 26, 2009			Three months ended December 27, 2008
Derivatives in	Amount of Gains	Gains (Losses) Reclassified		Amount of Gains	Gains (Losses) Reclassified
Cash Flow	(Losses) Recognized	from Accumulated OCI into		(Losses) Recognized	from Accumulated OCI into
Hedging	in OCI (Effective	Income (Effective Portion)		in OCI (Effective	Income (Effective Portion)
Relationships	Portion)	Location	Amount	Portion)	Location	Amount

Interest rate swap	$623	Interest expense	$—	$(1,288)	Interest expense	$—

	$623		$—	$(1,288)		$—

		Amount of		Amount of
Derivatives Not		Unrealized		Unrealized
Designated as	Location of Gains	Gains(Losses)	Location of Gains	Gains (Losses)
Hedging	(Losses) Recognized	Recognized in	(Losses) Recognized	Recognized in
Instruments	in Income	Income	in Income	Income

Options	Cost of products sold	$1,540	Cost of products sold	$5,926
Futures	Cost of products sold	(4,948)	Cost of products sold	9,080

		$(3,408)		$15,006

Bank Debt and Senior Notes. The fair value of the Revolving Credit Facility (defined below) approximates the carrying value since the interest rates are periodically adjusted to reflect market conditions. Based upon quoted market prices, the fair value of the Partnership’s 6.875% Senior Notes was $254,850 and $248,125 as of December 26, 2009 and September 26, 2009, respectively.
4. Inventories
Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	December 26,	September 26,
	2009	2009

Propane, fuel oil and refined fuels	$82,736	$67,293
Natural gas	1,046	219
Appliances and related parts	2,245	2,646

	$86,027	$70,158

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

	As of
	December 26,	September 26,
	2009	2009

Propane	$262,559	$262,559
Fuel oil and refined fuels	4,438	4,438
Natural gas and electricity	7,900	7,900

	$274,897	$274,897

Other intangible assets consist of the following:

	As of
	December 26,	September 26,
	2009	2009

Customer lists	$22,316	$22,316
Tradenames	1,499	1,499
Other	1,967	1,967

	$25,782	$25,782

Less: accumulated amortization
Customer lists	$(11,087)	$(10,596)
Tradenames	(899)	(862)
Other	(549)	(526)

	(12,535)	(11,984)

	$13,247	$13,798

Aggregate amortization expense related to other intangible assets for the three months ended December 26, 2009 and December 27, 2008 was $551 and $555, respectively.
Aggregate amortization expense related to other intangible assets for the remainder of fiscal 2010 and for each of the five succeeding fiscal years as of December 26, 2009 is as follows: 2010 - $1,654; 2011 — $2,205; 2012 — $1,730; 2013 — $1,572; 2014 — $1,237; and 2015 — $1,126.
6. Net Income Per Common Unit
Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and restricted units granted under the Restricted Unit Plans to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under the Restricted Unit Plans. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 216,887 and 122,722 units for the three months ended December 26, 2009 and December 27, 2008, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

7. Long-Term Borrowings
Long-term borrowings consist of the following:

	As of
	December 26,	September 26,
	2009	2009

Senior Notes, 6.875%, due December 15, 2013, net of unamortized discount of $551 and $585, respectively	$249,449	$249,415
Revolving Credit Facility, due June 25, 2013	100,000	100,000

	$349,449	$349,415

The Partnership and its subsidiary, Suburban Energy Finance Corporation, have issued $250,000 aggregate principal amount of Senior Notes (the “2003 Senior Notes”) with an annual interest rate of 6.875%. The Partnership’s obligations under the 2003 Senior Notes are unsecured and rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The 2003 Senior Notes are structurally subordinated to, which means they rank effectively behind, any debt and other liabilities of the Operating Partnership. The 2003 Senior Notes mature on December 15, 2013 and require semi-annual interest payments in June and December. The Partnership is permitted to redeem some or all of the 2003 Senior Notes any time at redemption prices specified in the indenture governing the 2003 Senior Notes. In addition, in the event of a change of control of the Partnership, as defined in the indenture governing the 2003 Senior Notes, the Partnership must offer to repurchase the notes at 101% of the principal amount repurchased, if the holders of the notes exercise the right of repurchase.
On June 26, 2009, the Operating Partnership executed a Credit Agreement (the “Credit Agreement”) to provide a four-year $250,000 revolving credit facility (the “Revolving Credit Facility”). The Credit Agreement replaced the Operating Partnership’s previous credit facility, which provided for a $108,000 term loan (the “Term Loan”) and a separate $175,000 working capital facility both of which, as amended, were scheduled to mature in March 2010. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions until maturity on June 25, 2013. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. At closing, the Operating Partnership borrowed $100,000 under the Revolving Credit Facility and, along with cash on hand, repaid the $108,000 then outstanding under the Term Loan and terminated the previous credit facility. In addition, the Partnership has standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $61,881 primarily in support of retention levels under its self-insurance programs, which expire periodically through October 25, 2010. Therefore, as of December 26, 2009 the Partnership had available borrowing capacity of $88,119 under the Revolving Credit Facility.
Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of December 26, 2009, the interest rate for the Revolving Credit Facility was approximately 3.3%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.
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
The Revolving Credit Facility and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Revolving Credit Facility contains certain financial covenants (a) requiring the consolidated interest coverage ratio, as defined, of the Partnership to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined, of the Partnership from being greater than 4.5 to 1.0 as of the end of any fiscal quarter; and (c) prohibiting the senior secured consolidated leverage ratio, as defined, of the Operating Partnership from being greater than 3.0 to 1.0 as of the end of any fiscal quarter. Under the 2003 Senior Note indenture, the Partnership is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the 2003 Senior Notes and the Revolving Credit Facility as of December 26, 2009.
Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, long-term borrowings are capitalized within other assets and amortized on a straight-line basis over the term of the respective debt agreements. Other assets at December 26, 2009 and September 26, 2009 include debt origination costs with a net carrying amount of $6,676 and $7,136, respectively. Aggregate amortization expense related to deferred debt origination costs included within interest expense for the three months ended December 26, 2009 and December 27, 2008 was $461 and $332, respectively. Unamortized debt origination costs of $414 associated with the previous credit facility were written-off in the first quarter of fiscal 2009 and unamortized debt origination costs of $1,385 associated with the tender offer of the 2003 Senior Notes were written-off in the fourth quarter of fiscal 2009.
The aggregate amounts of long-term debt maturities subsequent to December 26, 2009 are as follows: 2010 through 2012 — $-0-; 2013 — $100,000; 2014 — $250,000; and thereafter — $-0-.
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
On January 21, 2010, the Board of Supervisors declared a quarterly distribution of $0.835 per Common Unit, or $3.34 per Common Unit on an annualized basis, in respect of the first quarter of fiscal 2010, payable on February 9, 2010 to holders of record on February 2, 2010. The annualized distribution represents an increase of $0.02 per Common Unit from the previous distribution rate, and a growth rate of 3.1% compared to the first quarter of fiscal 2009.

9. Unit-Based Compensation Arrangements
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
Restricted Unit Plans. In fiscal 2000 and fiscal 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan and 2009 Restricted Unit Plan (collectively, the “Restricted Unit Plans”), respectively, which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership. The total number of Common Units authorized for issuance under the Restricted Unit Plans is 1,917,805. Unless otherwise stipulated by the Compensation Committee of the Board of Supervisors on or before the grant date, restricted units issued under the Restricted Unit Plans vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the grant date. The Restricted Unit Plans participants are not eligible to receive quarterly distributions or vote their respective restricted units until vested. Because each restricted unit represents a promise to issue a Common Unit at a future date, restricted units cannot be sold or transferred prior to vesting. The fair value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period. Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plans. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.
During the three months ended December 26, 2009, the Partnership awarded 142,771 restricted units under the Restricted Unit Plans at an aggregate grant date fair value of $4,529. The following is a summary of activity for the Restricted Unit Plans for the three months ended December 26, 2009:

		Weighted
		Average Grant
		Date Fair Value
	Units	Per Unit
Outstanding September 26, 2009	415,295	$28.89
Awarded	142,771	31.72
Forfeited	—	—
Issued	(59,328)	(27.17)

Outstanding December 26, 2009	498,738	$29.90

As of December 26, 2009, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $8,086. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1.9 years. Compensation expense recognized under the Restricted Unit Plans, net of forfeitures, for the three months ended December 26, 2009 and December 27, 2008 was $992 and $569, respectively.
Long-Term Incentive Plan. The Partnership has a non-qualified, unfunded long-term incentive plan for officers and key employees (“the LTIP”) which provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period. The level of compensation earned under the LTIP is based on the market performance of the Partnership’s Common Units on the basis of total return to Unitholders (“TRU”) compared to the TRU of a predetermined peer group consisting solely of other master limited partnerships, approved by the Compensation Committee of the Board of Supervisors, over the same three-year performance period. As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense for the three months ended December 26, 2009 and December 27, 2008 was $1,035 and $401, respectively. As of December 26, 2009 and September 26, 2009, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $4,235 and $6,558, respectively, related to estimated future payments under the LTIP.

10. Commitments and Contingencies
Self-Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of December 26, 2009 and September 26, 2009, the Partnership had accrued insurance liabilities of $53,017 and $52,248, respectively, representing the total estimated losses under these self-insurance programs. The Partnership is also involved in various legal actions that have arisen in the normal course of business, including those relating to commercial transactions and product liability. Management believes, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership’s financial position or future results of operations, after considering its self-insurance reserves for known and unasserted claims, as well as existing insurance policies in force. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $14,812 as of December 26, 2009 and September 26, 2009.
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
11. Guarantees
The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2017. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $10,029 as of December 26, 2009. The fair value of residual value guarantees for outstanding operating leases was de minimis as of December 26, 2009 and September 26, 2009.
12. Pension Plans and Other Postretirement Benefits
The following table provides the components of net periodic benefit costs:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008

Service Cost	$—	$—	$2	$1
Interest cost	1,876	2,372	253	345
Expected return on plan assets	(2,020)	(2,301)	—	—
Amortization of prior service costs	—	—	(122)	(122)
Recognized net actuarial loss	1,343	1,012	(16)	(78)

Net periodic benefit cost	$1,199	$1,083	$117	$146

There are no projected minimum employer contribution requirements under Internal Revenue Service Regulations for fiscal 2010 under our defined benefit pension plan. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2010 is $1,748, of which $269 has been contributed during the three months ended December 26, 2009.
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
The Partnership’s fuel oil and refined fuels, natural gas and electricity, and service businesses are conducted through corporate subsidiaries and, as such, are subject to corporate level federal and state income taxes. However, because the Corporate Entity has experienced operating losses in recent years, a full valuation allowance has been provided against the deferred tax assets. The conclusion that a full valuation allowance is necessary was based upon an analysis of all available evidence, both negative and positive at the balance sheet date, which, taken as a whole, indicates that it is more likely than not that sufficient future taxable income will not be available to utilize the Partnership’s deferred tax assets. Management’s periodic reviews include, among other things, the nature and amount of the taxable income and expense items, the expected timing when assets will be used or liabilities will be required to be reported and the reliability of historical profitability of businesses expected to provide future earnings. Furthermore, management considered tax-planning strategies it could use to increase the likelihood that the deferred tax assets will be realized.
In the first quarter of fiscal 2010, the Partnership adopted new accounting guidance concerning business combinations. Certain provisions of the guidance, in particular a provision related to the accounting for acquired tax benefits, are required to be applied regardless of when the business combination occurred. Therefore, to the extent the Partnership’s Corporate Entity generates taxable profits that enable the utilization of tax benefits acquired in prior business combinations, the corresponding reduction in the valuation allowance will be recorded as a reduction in the provision for income taxes. Previously, such valuation allowance reductions were recorded as a reduction to goodwill. At the beginning of fiscal 2010, the Partnership had a full valuation allowance of $45,462 against the net deferred tax assets. Of the total valuation allowance, $15,057 was established through purchase accounting for acquired tax benefits.
14. Segment Information
The Partnership manages and evaluates its operations in five operating segments, three of which are reportable segments: Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity. The chief operating decision maker evaluates performance of the operating segments using a number of performance measures, including gross margins and income before interest expense and provision for income taxes (operating profit). Costs excluded from these profit measures are captured in Corporate and include corporate overhead expenses not allocated to the operating segments. Unallocated corporate overhead expenses include all costs of back office support functions that are reported as general and administrative expenses within the condensed consolidated statements of operations. In addition, certain costs associated with field operations support that are reported in operating expenses within the condensed consolidated statements of operations, including purchasing, training and safety, are not allocated to the individual operating segments. Thus, operating profit for each operating segment includes only the costs that are directly attributable to the operations of the individual segment. The accounting policies of the operating segments are otherwise the same as those described in the summary of significant accounting policies Note in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 26, 2009.

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
Activities in the “all other” category include the Partnership’s service business, which is primarily engaged in the sale, installation and servicing of a wide variety of home comfort equipment, particularly in the areas of heating and ventilation, and activities from the Partnership’s HomeTown Hearth & Grill and Suburban Franchising subsidiaries.

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended
	December 26,	December 27,
	2009	2008
Revenues:
Propane	$233,531	$273,908
Fuel oil and refined fuels	39,247	54,191
Natural gas and electricity	16,862	22,281
All other	11,792	12,935

Total revenues	$301,432	$363,315

Income before interest expense and income taxes:
Propane	$73,898	$97,669
Fuel oil and refined fuels	150	8,476
Natural gas and electricity	2,545	3,170
All other	(4,074)	(2,944)
Corporate	(16,762)	(16,142)

Total income before interest expense and income taxes	55,757	90,229

Reconciliation to income from continuing operations:
Interest expense, net	7,183	9,403
Provision for income taxes	199	138

Income from continuing operations	$48,375	$80,688

Depreciation and amortization:
Propane	$3,650	$3,810
Fuel oil and refined fuels	766	815
Natural gas and electricity	253	252
All other	83	93
Corporate	2,332	2,053

Total depreciation and amortization	$7,084	$7,023

	As of
	December 26,	September 26,
	2009	2009
Assets:
Propane	$736,367	$681,809
Fuel oil and refined fuels	86,207	83,416
Natural gas and electricity	21,837	17,540
All other	5,702	2,876
Corporate	232,513	279,854
Eliminations	(87,981)	(87,981)

Total assets	$994,645	$977,514

15. Recently Issued Accounting Pronouncements
In December 2008, the Financial Accounting Standards Board (“FASB”) issued new financial reporting guidance to require more detailed disclosures about employers’ pension plan assets. These new disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. The new guidance is effective for fiscal years ending after December 15, 2009, which is the Partnership’s 2010 fiscal year ending September 25, 2010. Since it only addresses disclosures, the adoption of the new guidance is not expected to have an impact on the Partnership’s consolidated financial position, results of operations or cash flows.
16. Subsequent Events
The Partnership has evaluated all subsequent events that occurred after the balance sheet date through February 4, 2010, the date its financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three months ended December 26, 2009. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 26, 2009.
Executive Overview
The following are factors that regularly affect our operating results and financial condition. In addition, our business is subject to the risks and uncertainties described in Item 1A included in the Annual Report on Form 10-K for the fiscal year ended September 26, 2009.
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
Product cost changes can occur rapidly over a short period of time and can impact profitability. There is no assurance that we will be able to pass on product cost increases fully or immediately, particularly when product costs increase rapidly. Therefore, average retail sales prices can vary significantly from year to year as product costs fluctuate with propane, fuel oil, crude oil and natural gas commodity market conditions. In addition, in periods of sustained higher commodity prices, retail sales volumes can be negatively impacted by customer conservation efforts.
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
Critical Accounting Policies and Estimates
Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included within the Notes to Consolidated Financial Statements section of our Annual Report on Form 10-K for the fiscal year ended September 26, 2009.
Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring management to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We are also subject to risks and uncertainties that may cause actual results to differ from estimated results. Estimates are used when accounting for depreciation and amortization of long-lived assets, employee benefit plans, self-insurance and litigation reserves, allowances for doubtful accounts, asset valuation assessments and valuation of derivative instruments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known to us. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Supervisors.

Results of Operations and Financial Condition
Net income amounted to $48.4 million, or $1.37 per Common Unit, compared to $80.7 million, or $2.46 per Common Unit, in the prior year quarter. Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) for the first quarter of fiscal 2010 amounted to $66.2 million, compared to $82.2 million in the prior year quarter. The first quarter of fiscal 2010 was characterized by challenges on several fronts; including rising commodity prices, the continued adverse affects of the weak economy and warmer than normal temperatures throughout much of the quarter. By comparison, the prior year first quarter benefitted from a rapid and dramatic decline in commodity prices which, as reported throughout the prior year, resulted in higher gross margins.
Retail propane gallons sold in the first quarter of fiscal 2010 decreased 9.0 million gallons, or 9.1%, to 90.0 million gallons compared to 99.0 million gallons in the prior year quarter. Sales of fuel oil and other refined fuels decreased 3.6 million gallons, or 21.6%, to 13.1 million gallons during the first quarter of fiscal 2010 compared to 16.7 million gallons in the prior year quarter. The weak economy continues to negatively affect sales volumes, particularly in our non-residential customer base, which accounted for 64% of the overall decline in propane sales volumes. From a weather perspective, average temperatures across our service territories for first quarter of fiscal 2010 were 2% warmer than both normal and the prior year first quarter. However, average temperatures throughout November 2009 and into the first half of December were 13% warmer than normal and 15% warmer than the comparable period in the prior year, also contributing to the decline in sales volumes.
Revenues of $301.4 million decreased $61.9 million, or 17.0%, compared to the prior year first quarter, primarily due to the aforementioned decrease in volumes sold and, to a lesser extent, lower average selling prices. Average posted prices for propane and fuel oil were 36.5% and 8.3% higher, respectively, compared to the prior year first quarter as commodity prices rose steadily throughout the first quarter of fiscal 2010, particularly towards the end of the quarter. Despite the increase in commodity prices year-over-year, cost of products sold for the first quarter of fiscal 2010 of $150.4 million decreased $23.8 million, or 13.7%, compared to $174.2 million in the prior year first quarter as a result of the lower volumes and lower average product costs as the impact of rising commodity prices was not yet fully reflected in the cost of products sold. Cost of products sold in the first quarter of fiscal 2010 included a $3.4 million unrealized (non-cash) loss attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $15.0 million unrealized (non-cash) gain in the prior year quarter; these unrealized gains and losses are excluded from Adjusted EBITDA for both periods.
Combined operating and general and administrative expenses of $88.2 million for the first quarter of fiscal 2010 were $3.6 million, or 3.9%, lower than the prior year quarter, primarily due to lower variable compensation attributable to lower earnings, as well as continued savings in payroll and vehicles expenses resulting from further operating efficiencies. Net interest expense decreased $2.2 million as a result of lower debt levels attributable to the $175.0 million debt repayment during the fourth quarter of fiscal 2009. Once again, we funded all working capital requirements with cash on hand without the need to borrow under our working capital facility and ended the first quarter of fiscal 2010 with more than $115.0 million of cash on hand.
On January 21, 2010, our Board of Supervisors declared the twenty-fourth increase (since our recapitalization in 1999) in our quarterly distribution from $0.83 to $0.835 per Common Unit for the three months ended December 26, 2009. On an annualized basis, this increased distribution rate equates to $3.34 per Common Unit, an increase of $0.02 per Common Unit from the previous distribution rate, and an increase of 3.1% compared to the first quarter of fiscal 2009. The $0.835 per Common Unit distribution will be paid on February 9, 2010 to Common Unitholders of record as of February 2, 2010.
Looking ahead to the remainder of fiscal 2010, we expect that the challenging economic conditions and volatile commodity price environment will continue to present challenges in each of our markets that will continue to affect customer buying habits, thus having a possible negative impact on sales volumes. Nonetheless, we believe that our flexible cost structure, focus on operating efficiencies and financial strength are all factors that will help us effectively manage through the challenging operating environment.
Our anticipated cash requirements for the remainder of fiscal 2010 include: (i) maintenance and growth capital expenditures of approximately $20.5 million; (ii) interest payments of approximately $15.0 million; and (iii) cash distributions of approximately $88.4 million to our Common Unitholders based on the most recently increased quarterly distribution rate of $0.835 per Common Unit. Based on our current estimates of cash flow from operations and our cash position at the end of the first quarter of fiscal 2010, we do not anticipate the need to borrow under our credit facility to meet our working capital requirements for the remainder of fiscal 2010. As of December 26, 2009, there was unused borrowing capacity under the Revolving Credit Facility of $88.1 million after considering outstanding letters of credit of $61.9 million.

Three Months Ended December 26, 2009 Compared to Three Months Ended December 27, 2008
Revenues

	Three Months Ended
	December 26,	December 27,		Percent
(Dollars in thousands)	2009	2008	Decrease	Decrease
Revenues
Propane	$233,531	$273,908	$(40,377)	(14.7%)
Fuel oil and refined fuels	39,247	54,191	(14,944)	(27.6%)
Natural gas and electricity	16,862	22,281	(5,419)	(24.3%)
All other	11,792	12,935	(1,143)	(8.8%)

Total revenues	$301,432	$363,315	$(61,883)	(17.0%)

Total revenues decreased $61.9 million, or 17.0%, to $301.4 million for the three months ended December 26, 2009 compared to $363.3 million for the three months ended December 27, 2008 due to lower volumes and lower average selling prices associated with lower product costs. Volumes were lower than the prior year first quarter due to the impact of continued adverse economic conditions, particularly on our commercial and industrial accounts, as well as ongoing customer conservation efforts and the unfavorable impact of warmer temperatures. On an overall basis, temperatures in our service territories during the first quarter of fiscal 2010 were 2% warmer than both normal levels and the prior year first quarter. However, average temperatures in the month of November 2009 and first half of December 2009 were 13% warmer than normal and 15% warmer than the comparable period in the prior year; also contributing to the volume declines.
Revenues from the distribution of propane and related activities of $233.5 million in the first quarter of fiscal 2010 decreased $40.4 million, or 14.7%, compared to $273.9 million in the prior year first quarter, primarily due to lower volumes, particularly in our commercial and industrial accounts, and lower average selling prices. Retail propane gallons sold in the first quarter of fiscal 2010 decreased 9.0 million gallons, or 9.1%, to 90.0 million gallons from 99.0 million gallons in the prior year first quarter. The volume decline was primarily attributable to lower commercial and industrial volumes resulting from adverse economic conditions, a generally unfavorable weather pattern and, to a lesser extent, continued customer conservation. Lower volumes sold in the non-residential customer base accounted for approximately 64% of the decline in propane sales volume. Average propane selling prices in the first quarter of fiscal 2010 decreased 4.7% compared to the prior year first quarter due to lower product costs, thereby having a negative impact on revenues. Additionally, included within the propane segment are revenues from wholesale and other propane activities of $10.5 million in the first quarter of fiscal 2010, which decreased $5.9 million compared to the prior year first quarter.
Revenues from the distribution of fuel oil and refined fuels of $39.2 million in the first quarter of fiscal 2010 decreased $14.9 million, or 27.6%, from $54.2 million in the prior year first quarter, primarily due to lower volumes and lower average selling prices. Fuel oil and refined fuels gallons sold in the first quarter of fiscal 2010 decreased 3.6 million gallons, or 21.6%, to 13.1 million gallons from 16.7 million gallons in the prior year first quarter. Lower volumes in our fuel oil and refined fuels segment were attributable to the aforementioned warmer average temperatures during the six week period from the beginning of November 2009 through mid-December 2009, particularly in the northeast region, as well as the impact of ongoing customer conservation driven by adverse economic conditions. Average selling prices in our fuel oil and refined fuels segment in the first quarter of fiscal 2009 decreased 7.3% compared to the prior year first quarter due to lower product costs, thereby having a negative impact on revenues.

Revenues in our natural gas and electricity segment decreased $5.4 million, or 24.3%, to $16.9 million in the first quarter of fiscal 2010 compared to $22.3 million in the prior year first quarter primarily as a result of lower natural gas average selling prices and volumes. Revenues in our all other segment decreased 8.8% to $11.8 million in the first quarter of fiscal 2010 from $12.9 million in the prior year first quarter primarily due to reduced installation activities as a result of the market decline in residential and commercial construction and other adverse economic conditions.
Cost of Products Sold

	Three Months Ended			Percent
	December 26,	December 27,	(Decrease)	(Decrease)
(Dollars in thousands)	2009	2008	Increase	Increase
Cost of products sold
Propane	$104,617	$117,885	$(13,268)	(11.3%)
Fuel oil and refined fuels	29,922	35,605	(5,683)	(16.0%)
Natural gas and electricity	12,453	17,683	(5,230)	(29.6%)
All other	3,374	3,057	317	10.4%

Total cost of products sold	$150,366	$174,230	$(23,864)	(13.7%)

As a percent of total revenues	49.9%	48.0%
Given the retail nature of our operations, we maintain a certain level of priced physical inventory to ensure our field operations have adequate supply commensurate with the time of year. Our strategy has been, and will continue to be, to keep our physical inventory priced relatively close to market for our field operations. Consistent with past practices, we principally utilize futures and/or option contracts traded on the NYMEX to mitigate the price risk associated with our priced physical inventory. Under this risk management strategy, realized gains or losses on futures or option contracts, which are reported in cost of products sold, will typically offset losses or gains on the physical inventory once the product is sold. We do not use futures or option contracts, or other derivative instruments, for speculative trading purposes.
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
Average posted prices for propane and fuel oil were 36.5% and 8.3% higher, respectively, compared to the prior year first quarter as commodity prices rose steadily throughout the first quarter of fiscal 2010, particularly towards the end of the quarter. Despite the year over year increase in commodity prices, cost of products sold decreased $23.9 million, or 13.7%, to $150.4 million in the first quarter of fiscal 2010 compared to $174.2 million in the prior year first quarter due to lower volumes sold, and lower average product costs as the impact of rising commodity prices was not yet fully reflected in the cost of products sold, partially offset by the unfavorable impact of non-cash mark-to-market adjustments from our risk management activities in the first quarter of fiscal 2010 compared to the prior year first quarter. Cost of products sold in the first quarter of fiscal 2010 included a $3.4 million unrealized (non-cash) loss representing the net change in the fair value of derivative instruments during the period, compared to a $15.0 million unrealized (non-cash) gain in the prior year first quarter resulting in an increase of $18.4 million in cost of products sold in the first quarter of fiscal 2010 compared to the prior year first quarter ($9.9 million increase reported within the propane segment and $8.5 million increase reported within the fuel oil and refined fuels segment).

Cost of products sold associated with the distribution of propane and related activities of $104.6 million decreased $13.3 million, or 11.3%, compared to the prior year first quarter. Lower average propane volumes resulted in a decrease of $11.7 million in cost of products sold and, as a result of lower weighted average product costs carried into the first quarter of fiscal 2010, lower propane product costs resulted in a decrease of $9.3 million in cost of products sold during the first quarter of fiscal 2010 compared to the prior year first quarter. Cost of products sold from wholesale and other propane activities decreased $2.3 million compared to the prior year first quarter.
Cost of products sold associated with our fuel oil and refined fuels segment of $29.9 million decreased $5.7 million, or 16.0%, compared to the prior year first quarter. Lower average fuel oil volumes and lower fuel oil costs resulted in a decrease of $8.6 million and $5.6 million, respectively, in cost of products sold during the first quarter of fiscal 2010 compared to the prior year first quarter.
Cost of products sold in our natural gas and electricity segment of $12.5 million decreased $5.2 million, or 29.6%, compared to the prior year first quarter primarily due to lower product costs and lower natural gas volumes. Cost of products sold in our all other segment of $3.4 million increased $0.3 million compared to the prior year first quarter.
For the first quarter of fiscal 2010, total cost of products sold as a percent of total revenues increased 1.9 percentage points to 49.9% from 48.0% in the prior year first quarter due to the unfavorable impact of non-cash mark-to-market adjustments on our commodity derivative instruments, which resulted in an increase to cost of products sold in the first quarter of fiscal 2010 compared to a decrease in the first quarter of the prior year, as noted above.
Operating Expenses

	Three Months Ended
	December 26,	December 27,		Percent
(Dollars in thousands)	2009	2008	Decrease	Decrease
Operating expenses	$74,487	$77,063	$(2,576)	(3.3%)
As a percent of total revenues	24.7%	21.2%
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
Operating expenses of $74.5 million in the first quarter of fiscal 2010 decreased $2.6 million, or 3.3%, compared to $77.1 million in the prior year first quarter as a result of lower variable compensation associated with lower earnings, lower payroll and benefit related expense resulting from operating efficiencies and lower fuel costs to operate our fleet.

General and Administrative Expenses

	Three Months Ended
	December 26,	December 27,		Percent
(Dollars in thousands)	2009	2008	Decrease	Decrease
General and administrative expenses	$13,738	$14,770	$(1,032)	(7.0%)
As a percent of total revenues	4.6%	4.1%
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
General and administrative expenses of $13.7 million for first quarter of fiscal 2010 decreased $1.0 million, or 7.0%, compared to $14.8 million in the prior year first quarter as a result of lower variable compensation associated with lower earnings.
Depreciation and Amortization

	Three Months Ended
	December 26,	December 27,		Percent
(Dollars in thousands)	2009	2008	Increase	Increase
Depreciation and amortization	$7,084	$7,023	$61	0.9%
As a percent of total revenues	2.4%	1.9%
Depreciation and amortization expense of $7.1 million for the first quarter of fiscal 2010 was relatively flat compared to the prior year first quarter.
Interest Expense, net

	Three Months Ended
	December 26,	December 27,		Percent
(Dollars in thousands)	2009	2008	Decrease	Decrease
Interest expense, net	$7,183	$9,403	$(2,220)	(23.6%)
As a percent of total revenues	2.4%	2.6%
Net interest expense of $7.2 million for the first quarter of fiscal 2010 decreased $2.2 million compared to $9.4 million in the prior year first quarter due to a reduction of $183.0 million in long term borrowings since December 27, 2008. See Liquidity and Capital Resources below for additional discussion on the reduction in long term borrowings.
Net Income and EBITDA
Net income for the first quarter of fiscal 2010 amounted to $48.4 million, or $1.37 per Common Unit, a decrease of $32.3 million, or $1.09 per Common Unit, compared to the prior year quarter’s net income of $80.7 million, or $2.46 per Common Unit. EBITDA amounted to $62.8 million for the first quarter of fiscal 2010 compared to $97.3 million in the prior year first quarter.

EBITDA represents income before deducting interest expense, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA excluding the unrealized net gain or loss on mark-to-market activity for derivative instruments. Our management uses EBITDA as a measure of liquidity and we disclose it because we believe that it provides our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. In addition, certain of our incentive compensation plans covering executives and other employees utilize Adjusted EBITDA as the performance target. Moreover, our revolving credit agreement requires us to use Adjusted EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA and Adjusted EBITDA are not recognized terms under generally accepted accounting principles (“GAAP”) and should not be considered as an alternative to net income or net cash (used in) provided by operating activities determined in accordance with GAAP. Because EBITDA and Adjusted EBITDA as determined by us excludes some, but not all, items that affect net income, they may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other companies.
The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of Adjusted EBITDA, as so calculated, to our net cash (used in) provided by operating activities:

	Three Months Ended
	December 26,	December 27,
(Dollars in thousands)	2009	2008

Net income	$48,375	$80,688
Add:
Provision for income taxes	199	138
Interest expense, net	7,183	9,403
Depreciation and amortization	7,084	7,023

EBITDA	62,841	97,252
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	3,408	(15,006)

Adjusted EBITDA	66,249	82,246
Add (subtract):
Provision for income taxes — current	(199)	(138)
Interest expense, net	(7,183)	(9,403)
Unrealized (non-cash) (losses) gains on changes in fair value of derivatives	(3,408)	15,006
Compensation cost recognized under Restricted Unit Plan	992	569
Gain on disposal of property, plant and equipment, net	(427)	(230)
Changes in working capital and other assets and liabilities	(70,750)	(63,046)

Net cash (used in) provided by operating activities	$(14,726)	$25,004

Liquidity and Capital Resources
Analysis of Cash Flows
Operating Activities. Due to the seasonal nature of the propane and fuel oil businesses, cash flows generated from operating activities are typically greater during the winter and spring seasons (our second and first fiscal quarters) as customers pay for products purchased during the heating season. Net cash used in operating activities for the first quarter of fiscal 2010 was $14.7 million, compared to net cash provided by operating activities of $25.0 million for the first quarter of the prior year, representing a $39.7 million reduction in net cash provided by operating activities, which was primarily due to lower earnings, coupled with the increase in propane and fuel oil commodity prices that resulted in a larger investment in working capital in the first three months of fiscal 2010 compared to the first three months of the prior year. Despite the year over year increase in working capital requirements, we continued to fund working capital through cash on hand without the need to access the revolving credit facility.

Investing Activities. Net cash used in investing activities of $3.7 million for the first quarter of fiscal 2010 consisted of capital expenditures of $4.5 million (including $1.2 million for maintenance expenditures and $3.3 million to support the growth of operations), partially offset by $0.8 million in net proceeds from the sale of property, plant and equipment. Net cash used in investing activities of $3.7 million for the first quarter of fiscal 2009 consisted of capital expenditures of $4.4 million (including $1.6 million for maintenance expenditures and $2.8 million to support the growth of operations), partially offset by $0.7 million in net proceeds from the sale of property, plant and equipment.
Financing Activities. Net cash used in financing activities for the first quarter of fiscal 2010 of $29.3 million reflects quarterly distributions to Common Unitholders at a rate of $0.830 per Common Unit paid in respect of the fourth quarter of fiscal 2009. Net cash used in financing activities for the three months ended December 27, 2008 of $28.4 million reflects quarterly distributions to Common Unitholders at a rate of $0.805 per Common Unit paid in respect of the fourth quarter of fiscal 2008, as well as a prepayment of $2.0 million under our previously outstanding term loan.
Summary of Long-Term Debt Obligations and Revolving Credit Lines
As of December 26, 2009, our long-term borrowings and revolving credit lines consist of $250.0 million in 6.875% senior notes due December 2013 (the “2003 Senior Notes”) and a $250.0 million senior secured revolving credit facility at the Operating Partnership level (the “Revolving Credit Facility”). The Revolving Credit Facility was executed on June 26, 2009 and replaced the Operating Partnership’s previous credit facility which, as amended, provided for a $108.0 million term loan (the “Term Loan”) and a separate $175.0 million working capital facility both of which were scheduled to mature in March 2010. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions until maturity on June 25, 2013. Our Operating Partnership has the right to prepay loans under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. At closing, the Operating Partnership borrowed $100.0 million under the Revolving Credit Facility and, with cash on hand, repaid the $108.0 million then outstanding under the Term Loan and terminated the previous credit agreement. We have standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $61.9 million primarily in support of retention levels under our self-insurance programs, which expire periodically through October 25, 2010. Therefore, as of December 26, 2009 we had available borrowing capacity of $88.2 million under the Revolving Credit Facility.
The $250.0 million of 2003 Senior Notes mature on December 15, 2013 and require semi-annual interest payments. We are permitted to redeem some or all of the 2003 Senior Notes any time on or after December 15, 2008 at redemption prices specified in the indenture governing the 2003 Senior Notes. In addition, the 2003 Senior Notes have a change of control provision that would require us to offer to repurchase the notes at 101% of the principal amount repurchased, if the holders of the notes elected to exercise the right of repurchase.
Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at our Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon our ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of December 26, 2009, the interest rate for the Revolving Credit Facility was approximately 3.3%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.
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

The Revolving Credit Facility and the 2003 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Revolving Credit Facility contains certain financial covenants (a) requiring the consolidated interest coverage ratio, as defined, at the Partnership level to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined, at the Partnership level from being greater than 4.5 to 1.0 as of the end of any fiscal quarter; and (c) prohibiting the senior secured consolidated leverage ratio, as defined, of the Operating Partnership from being greater than 3.0 to 1.0 as of the end of any fiscal quarter. Under the 2003 Senior Note indenture, we are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We were in compliance with all covenants and terms of the 2003 Senior Notes and the Revolving Credit Facility as of December 26, 2009.
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
On January 21, 2009, we announced a quarterly distribution of $0.835 per Common Unit, or $3.34 on an annualized basis, in respect of the first quarter of fiscal 2010 payable on February 9, 2010 to holders of record on February 2, 2010. The annualized distribution represents an increase of $0.02 per Common Unit from the previous distribution rate, representing the twenty-fourth increase since our recapitalization in 1999 and a growth rate of 3.1% in the quarterly distribution rate compared to the first quarter of fiscal 2009.
Other Commitments
We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000. At December 26, 2009, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $17.0 million and $21.1 million, respectively.
We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At December 26, 2009, we had accrued insurance liabilities of $53.0 million, and an insurance recovery asset of $14.8 million related to the amount of the liability expected to be covered by insurance carriers.

Off-Balance Sheet Arrangements
Guarantees
We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2017. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $10.0 million as of December 26, 2009. The fair value of residual value guarantees for outstanding operating leases was de minimis as of December 26, 2009 and September 26, 2009.
Recently Issued Accounting Standards
In December 2008, the Financial Accounting Standards Board (“FASB”) issued new financial reporting guidance to require more detailed disclosures about employers’ pension plan assets. These new disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. The new guidance is effective for fiscal years ending after December 15, 2009, which is our 2010 fiscal year ending September 25, 2010. Since it only addresses disclosures, the adoption of the new guidance is not expected to have an impact on our consolidated financial position, results of operations and cash flows.
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
Under our hedging and risk management strategies, we enter into a combination of exchange-traded futures and option contracts and, in certain instances, over-the-counter option contracts (collectively, “derivative instruments”) to manage the price risk associated with priced, physical product and with future purchases of the commodities used in our operations, principally propane and fuel oil, as well as to ensure the availability of product during periods of high demand. We do not use derivative instruments for speculative or trading purposes. Futures contracts require that we sell or acquire propane or fuel oil at a fixed price for delivery at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane or fuel oil at a specified price during a specified time period. However, the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of the product to the respective party or are settled by the payment of a net amount equal to the difference between the then current price and the fixed contract price or option exercise price. To the extent that we utilize derivative instruments to manage exposure to commodity price risk and commodity prices move adversely in relation to the contracts, we could suffer losses on those derivative instruments when settled. Conversely, if prices move favorably, we could realize gains. Under our hedging and risk management strategy, realized gains or losses on derivative instruments will typically offset losses or gains on the physical inventory once the product is sold to customers at market prices.

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
Credit Risk
Exchange traded futures and option contracts are guaranteed by the NYMEX and, as a result, have minimal credit risk. We are subject to credit risk with over-the-counter forward and propane option contracts to the extent the counterparties do not perform. We evaluate the financial condition of each counterparty with which we conduct business and establish credit limits to reduce exposure to the risk of non-performance by our counterparties.
Interest Rate Risk
A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the total of debt to EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. The interest rate swaps have been designated as a cash flow hedge. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At December 26, 2009, the fair value of the interest rate swaps was $3.6 million representing an unrealized loss and is included within other current liabilities and other liabilities, as applicable, with a corresponding debit in OCI.
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
At December 26, 2009, the fair value of derivative instruments described above resulted in derivative assets (unrealized gains) of $7.3 million and derivative liabilities (unrealized losses) of $4.2 million.

Sensitivity Analysis
In an effort to estimate our exposure to unfavorable market price changes in commodities related to our open positions under derivative instruments, we developed a model that incorporates the following data and assumptions:
A.	The fair value of open positions as of December 26, 2009.

B.	The estimated forward market prices as of December 26, 2009 as derived from the NYMEX for traded commodities.

C.
The market prices determined in B. above were adjusted adversely by a hypothetical 10% change in the forward prices and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, a hypothetical 10% adverse change in market prices for which futures and option contracts exists indicates potential future losses in future earnings of $1.4 million as of December 26, 2009. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 26, 2009. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.
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
The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of December 26, 2009. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of December 26, 2009, such disclosure controls and procedures were effective to provide the reasonable assurance described above.
(b) There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 26, 2009 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

SUBURBAN PROPANE PARTNERS, L.P.
February 4, 2010	By:	/s/ MICHAEL A. STIVALA
Date		Michael A. Stivala
Chief Financial Officer

February 4, 2010	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Controller and Chief Accounting Officer