Form 10-Q
period 2010-03-27
SUBURBAN PROPANE PARTNERS LP
filed 2010-05-06
CIK 1005210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 27, 2010

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

•
The impact of changes in applicable statutes and government regulations, or their interpretations, including those relating to the environment and global warming, derivative instruments and other regulatory developments on the Partnership’s business;

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

•
Other risks referenced from time to time in filings with the Securities and Exchange Commission (“SEC”) and those factors listed or incorporated by reference into the Partnership’s Annual Report under “Risk Factors,”

Some of these Forward-Looking Statements are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Reference is also made to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 26, 2009. On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings with the SEC, press releases or oral statements made by or with the approval of one of the Partnership’s authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking Statements, which reflect management’s view only as of the date made. The Partnership undertakes no obligation to update any Forward-Looking Statement or Cautionary Statement except as otherwise required by law. All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 27,	September 26,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$140,912	$163,173
Accounts receivable, less allowance for doubtful accounts of $7,624 and $4,374, respectively	136,496	52,035
Inventories	66,384	70,158
Other current assets	18,268	22,190

Total current assets	362,060	307,556
Property, plant and equipment, net	351,348	357,187
Goodwill	274,897	274,897
Other assets	41,907	37,874

Total assets	$1,030,212	$977,514

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$46,186	$35,677
Accrued employment and benefit costs	26,782	40,875
Customer deposits and advances	36,710	69,789
Other current liabilities	25,587	33,718

Total current liabilities	135,265	180,059
Long-term borrowings	347,845	349,415
Accrued insurance	48,864	41,838
Other liabilities	45,894	46,485

Total liabilities	577,868	617,797

Commitments and contingencies

Partners’ capital:
Common Unitholders (35,290 and 35,228 units issued and outstanding at March 27, 2010 and September 26, 2009, respectively)	511,031	421,005
Accumulated other comprehensive loss	(58,687)	(61,288)

Total partners’ capital	452,344	359,717

Total liabilities and partners’ capital	$1,030,212	$977,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended
	March 27,	March 28,
	2010	2009
Revenues
Propane	$369,341	$336,913
Fuel oil and refined fuels	61,311	65,138
Natural gas and electricity	28,841	32,093
All other	9,670	11,081

	469,163	445,225

Costs and expenses
Cost of products sold	248,459	208,259
Operating	78,508	86,848
General and administrative	20,257	17,793
Depreciation and amortization	7,142	7,131

	354,366	320,031

Income before loss on debt extinguishment, interest expense and provision for income taxes	114,797	125,194
Loss on debt extinguishment	9,473	—
Interest expense, net	6,608	9,442

Income before provision for income taxes	98,716	115,752
Provision for income taxes	328	886

Net income	$98,388	$114,866

Income per Common Unit — basic	$2.78	$3.50

Weighted average number of Common Units outstanding — basic	35,343	32,847

Income per Common Unit — diluted	$2.76	$3.48

Weighted average number of Common Units outstanding — diluted	35,622	33,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Six Months Ended
	March 27,	March 28,
	2010	2009
Revenues
Propane	$602,872	$610,821
Fuel oil and refined fuels	100,558	119,329
Natural gas and electricity	45,703	54,374
All other	21,462	24,016

	770,595	808,540

Costs and expenses
Cost of products sold	398,825	382,489
Operating	152,995	163,911
General and administrative	33,995	32,563
Depreciation and amortization	14,226	14,154

	600,041	593,117

Income before loss on debt extinguishment, interest expense and provision for income taxes	170,554	215,423
Loss on debt extinguishment	9,473	—
Interest expense, net	13,791	18,845

Income before provision for income taxes	147,290	196,578
Provision for income taxes	527	1,024

Net income	$146,763	$195,554

Income per Common Unit — basic	$4.15	$5.96

Weighted average number of Common Units outstanding — basic	35,332	32,832

Income per Common Unit — diluted	$4.12	$5.93

Weighted average number of Common Units outstanding — diluted	35,581	32,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	March 27,	March 28,
	2010	2009
Cash flows from operating activities:
Net income	$146,763	$195,554
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	14,226	14,154
Amortization of debt origination costs and discount on long-term borrowings	994	781
Compensation cost recognized under Restricted Unit Plan	2,017	1,241
Gain on disposal of property, plant and equipment, net	(134)	(623)
Loss on debt extinguishment	9,473	—
Deferred tax provision	—	460
Changes in assets and liabilities:
(Increase) in accounts receivable	(84,461)	(29,307)
Decrease in inventories	3,774	17,641
Decrease in other current and noncurrent assets	1,159	10,540
Increase (decrease) in accounts payable	10,509	(12,426)
(Decrease) increase in accrued employment and benefit costs	(14,093)	9,742
(Decrease) in customer deposits and advances	(33,079)	(26,796)
Increase in accrued insurance	7,026	3,906
(Decrease) in other current and noncurrent liabilities	(6,843)	(25,915)

Net cash provided by operating activities	57,331	158,952

Cash flows from investing activities:
Capital expenditures	(9,450)	(8,323)
Proceeds from sale of property, plant and equipment	2,300	2,084

Net cash (used in) investing activities	(7,150)	(6,239)

Cash flows from financing activities:
Repayments of long-term borrowings, including premium and fees	(256,510)	(2,000)
Proceeds from long-term borrowings	247,840	—
Issuance costs associated with long-term borrowings	(5,018)	—
Partnership distributions	(58,754)	(52,954)

Net cash (used in) financing activities	(72,442)	(54,954)

Net (decrease) increase in cash and cash equivalents	(22,261)	97,759
Cash and cash equivalents at beginning of period	163,173	137,698

Cash and cash equivalents at end of period	$140,912	$235,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’	Comprehensive
	Common Units	Unitholders	(Loss)	Capital	Income

Balance at September 26, 2009	35,228	$421,005	$(61,288)	$359,717
Net income		146,763		146,763	$146,763
Other comprehensive income:
Net unrealized gains on cash flow hedges			192	192	192
Amortization of net actuarial losses and prior service credits into earnings			2,409	2,409	2,409

Comprehensive income					$149,364

Partnership distributions		(58,754)		(58,754)
Common Units issued under Restricted Unit Plan	62
Compensation cost recognized under Restricted Unit Plan, net of forfeitures		2,017		2,017

Balance at March 27, 2010	35,290	$511,031	$(58,687)	$452,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)
1. Partnership Organization and Formation
Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 35,290,334 Common Units outstanding at March 27, 2010. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), adopted on October 19, 2006 following approval by Common Unitholders at the Partnership’s Tri-Annual Meeting and as thereafter amended by the Board of Supervisors on July 31, 2007, pursuant to the authority granted to the Board in the Partnership Agreement. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.
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
The general partner of both the Partnership and the Operating Partnership is Suburban Energy Services Group LLC (the “General Partner”), a Delaware limited liability company, the sole member of which is the Partnership’s Chief Executive Officer. Other than as a holder of 784 Common Units that will remain in the General Partner, the general Partner does not have any economic interest in the Partnership or the Operating Partnership.
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
Suburban Energy Finance Corporation, a direct wholly-owned subsidiary of the Partnership, was formed on November 26, 2003 to serve as co-issuer, jointly and severally, with the Partnership of the Partnership’s senior notes.
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
Fair Value Measurements. The Partnership measures certain of its assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants — in either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability.
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
On the date that futures, options and forward contracts are entered into, other than those designated as normal purchases or normal sales, the Partnership makes a determination as to whether the derivative instrument qualifies for designation as a hedge. Changes in the fair value of derivative instruments are recorded each period in current period earnings or other comprehensive income (“OCI”), depending on whether the derivative instrument is designated as a hedge and, if so, the type of hedge. For derivative instruments designated as cash flow hedges, the Partnership formally assesses, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in OCI to the extent effective and reclassified into cost of products sold during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of cash flow hedges are recognized in cost of products sold immediately. Changes in the fair value of derivative instruments that are not designated as cash flow hedges, and that do not meet the normal purchase and normal sale exemption, are recorded within cost of products sold as they occur. Cash flows associated with derivative instruments are reported as operating activities within the condensed consolidated statement of cash flows.
Interest Rate Risk. A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”)). Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. The Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. The interest rate swaps have been designated as, and are accounted for as, cash flow hedges. The fair value of the interest rate swaps is determined using an income approach, whereby future settlements under the swaps are converted into a single present value, with fair value being based on the value of current market expectations about those future amounts. Changes in the fair value are recognized in OCI until the hedged item is recognized in earnings. However, due to changes in the underlying interest rate environment, the corresponding value in OCI is subject to change prior to its impact on earnings.

The notional amount of the Partnership’s outstanding derivative instruments includes the following (gallons in thousands):

	As of
Transaction Type	March 27, 2010	September 26, 2009
Commodity Options	661	6,467
Commodity Futures	13,020	15,330
The following summarizes the gross fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheet as of March 27, 2010 and September 26, 2009, respectively:

	As of March 27, 2010		As of September 26, 2009
Asset Derivatives	Location	Fair Value	Location	Fair Value

Derivatives not designated as hedging instruments:
Commodity options	Other current assets	$1,044	Other current assets	$6,398
	Other assets	—	Other assets	241

Commodity futures	Other current assets	9	Other current assets	2,845
	Other assets	—	Other assets	248

		$1,053		$9,732

Liability Derivatives	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	$2,644	Other current liabilities	$3,351
	Other liabilities	1,355	Other liabilities	840

		$3,999		$4,191

Derivatives not designated as hedging instruments:
Commodity options	Other current liabilities	$118	Other current liabilities	$4,060
	Other liabilities	—	Other liabilities	175

Commodity futures	Other current liabilities	1,354	Other current liabilities	784
	Other liabilities	208	Other liabilities	—

		$1,680		$5,019

As of March 27, 2010 and September 26, 2009, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately 4 months and 7 months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statement of operations for the three months ended March 27, 2010 and March 28, 2009 are as follows:

	Three months ended March 27, 2010			Three months ended March 28, 2009
Derivatives in	Amount of Gains	Gains (Losses) Reclassified		Amount of Gains	Gains (Losses) Reclassified
Cash Flow	(Losses) Recognized	from Accumulated OCI into		(Losses) Recognized	from Accumulated OCI into
Hedging	in OCI (Effective	Income (Effective Portion)		in OCI (Effective	Income (Effective Portion)
Relationships	Portion)	Location	Amount	Portion)	Location	Amount

Interest rate swap	$(431)	Interest expense	$—	$704	Interest expense	$—

	$(431)		$—	$704		$—

		Amount of		Amount of
Derivatives Not		Unrealized		Unrealized
Designated as	Location of Gains	Gains (Losses)	Location of Gains	Gains (Losses)
Hedging	(Losses) Recognized	Recognized	(Losses) Recognized	Recognized
Instruments	in Income	in Income	in Income	in Income

Options	Cost of products sold	$(2,820)	Cost of products sold	$(4,380)
Futures	Cost of products sold	1,087	Cost of products sold	(5,310)

		$(1,733)		$(9,690)

	Six months ended March 27, 2010			Six months ended March 28, 2009
Derivatives in	Amount of Gains	Gains (Losses) Reclassified		Amount of Gains	Gains (Losses) Reclassified
Cash Flow	(Losses) Recognized	from Accumulated OCI into		(Losses) Recognized	from Accumulated OCI into
Hedging	in OCI (Effective	Income (Effective Portion)		in OCI (Effective	Income (Effective Portion)
Relationships	Portion)	Location	Amount	Portion)	Location	Amount

Interest rate swap	$192	Interest expense	$—	$(584)	Interest expense	$—

	$192		$—	$(584)		$—

		Amount of		Amount of
Derivatives Not		Unrealized		Unrealized
Designated as	Location of Gains	Gains (Losses)	Location of Gains	Gains (Losses)
Hedging	(Losses) Recognized	Recognized	(Losses) Recognized	Recognized
Instruments	in Income	in Income	in Income	in Income

Options	Cost of goods sold	$(1,279)	Cost of goods sold	$1,546
Futures	Cost of goods sold	(3,861)	Cost of goods sold	3,770

		$(5,140)		$5,316

Bank Debt and Senior Notes. The fair value of the Revolving Credit Facility (defined below) approximates the carrying value since the interest rates are periodically adjusted to reflect market conditions. Based upon quoted market prices, the fair value of the Partnership’s 7.375% senior notes was $254,375 as of March 27, 2010 and $248,125 for the Partnership’s previously existing 6.875% senior notes as of September 26, 2009.

4. Inventories
Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	March 27,	September 26,
	2010	2009

Propane, fuel oil and refined fuels and natural gas	$64,579	$67,512
Appliances and related parts	1,805	2,646

	$66,384	$70,158

5. Net Income Per Common Unit
Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and restricted units granted under the restricted unit plans to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under the restricted unit plans. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 279,033 and 249,371 units for the three and six months ended March 27, 2010, respectively, and 255,947 and 215,213 for the three and six months ended March 28, 2009, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.
6. Long-Term Borrowings
Long-term borrowings consist of the following:

	As of
	March 27,	September 26,
	2010	2009
7.375% senior notes, due March 15, 2020, net of unamortized discount of $2,155 and $-0-, respectively	$247,845	$—
6.875% senior notes, due December 15, 2013, net of unamortized discount of $-0- and $585, respectively	—	249,415
Revolving credit facility, due June 25, 2013	100,000	100,000

	$347,845	$349,415

On March 23, 2010, the Partnership and its wholly-owned subsidiary, Suburban Energy Finance Corporation, completed a public offering of $250,000 in aggregate principal amount of 7.375% senior notes due March 15, 2020 (the “2020 Senior Notes”). The 2020 Senior Notes were issued at 99.136% of the principal amount. The net proceeds from the issuance, along with cash on hand, were used to repurchase the 6.875% senior notes due in 2013 (the “2013 Senior Notes”) on March 23, 2010 through a redemption and tender offer. In connection with the repurchase of the 2013 Senior Notes, the Partnership recognized a loss on the extinguishment of debt of $9,473 in the second quarter of fiscal 2010, consisting of $7,231 for the repurchase premium and related fees, as well as the write-off of $2,242 in unamortized debt origination costs and unamortized discount.
The Partnership’s obligations under the 2020 Senior Notes are unsecured and rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The 2020 Senior Notes are structurally subordinated to, which means they rank effectively behind, any debt and other liabilities of the Operating Partnership. The 2020 Senior Notes mature on March 15, 2020 and require semi-annual interest payments in March and September. The Partnership is permitted to redeem some or all of the 2020 Senior Notes any time at redemption prices specified in the indenture governing the 2020 Senior Notes. In addition, the 2020 Senior Notes have a change of control provision that would require the Partnership to offer to repurchase the notes at 101% of the principal amount repurchased, if a change of control as defined in the indenture occurs and is followed by a rating decline (a decrease in the rating of the notes by either Moody’s Investors Service or Standard and Poor’s Rating group by one or more gradations) within 90 days of the consummation of the change of control.

On June 26, 2009, the Operating Partnership executed a Credit Agreement (the “Credit Agreement”) to provide a four-year $250,000 revolving credit facility (the “Revolving Credit Facility”). The Credit Agreement replaced the Operating Partnership’s previous credit facility, which provided for a $108,000 term loan (the “Term Loan”) and a separate $175,000 working capital facility both of which, as amended, were scheduled to mature in March 2010. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions until maturity on June 25, 2013. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. At closing, the Operating Partnership borrowed $100,000 under the Revolving Credit Facility and, along with cash on hand, repaid the $108,000 then outstanding under the Term Loan and terminated the previous credit facility. In addition, the Partnership has standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $61,881 primarily in support of retention levels under its self-insurance programs, which expire periodically through April 3, 2011. Therefore, as of March 27, 2010 the Partnership had available borrowing capacity of $88,119 under the Revolving Credit Facility.
Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of March 27, 2010, the interest rate for the Revolving Credit Facility was approximately 3.3%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.
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
The Revolving Credit Facility and the 2020 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Revolving Credit Facility contains certain financial covenants (a) requiring the Partnership’s consolidated interest coverage ratio, as defined, to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined, of the Partnership from being greater than 4.5 to 1.0 as of the end of any fiscal quarter; and (c) prohibiting the Operating Partnership’s senior secured consolidated leverage ratio, as defined, from being greater than 3.0 to 1.0 as of the end of any fiscal quarter. Under the indenture governing the 2020 Senior Notes, the Partnership is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the 2020 Senior Notes and the Revolving Credit Facility as of March 27, 2010.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, long-term borrowings are capitalized within other assets and amortized on a straight-line basis over the term of the respective debt agreements. Other assets at March 27, 2010 and September 26, 2009 include debt origination costs with a net carrying amount of $10,132 and $7,136, respectively. In connection with the repurchase of the 2013 Senior Notes, $1,722 and $1,385 of debt origination costs were written-off in the second quarter of fiscal 2010 and the fourth quarter of fiscal 2009, respectively.
The aggregate amounts of long-term debt maturities subsequent to March 27, 2010 are as follows: 2010 through 2012: $-0-; 2013: $100,000; 2014: $-0-; and thereafter: $250,000.
7. Distributions of Available Cash
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
On April 22, 2010, the Board of Supervisors declared a quarterly distribution of $0.84 per Common Unit, or $3.36 per Common Unit on an annualized basis, in respect of the second quarter of fiscal 2010, payable on May 11, 2010 to holders of record on May 4, 2010. The annualized distribution represents an increase of $0.02 per Common Unit from the previous distribution rate, and a growth rate of 3.1% compared to the second quarter of fiscal 2009.
8. Unit-Based Compensation Arrangements
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
Restricted Unit Plans. In fiscal 2000 and fiscal 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan and 2009 Restricted Unit Plan (collectively, the “Restricted Unit Plans”), respectively, which authorize the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership. The total number of Common Units authorized for issuance under the Restricted Unit Plans is 1,917,805. Unless otherwise stipulated by the Compensation Committee of the Board of Supervisors on or before the grant date, restricted units issued under the Restricted Unit Plans vest over time with 25% of the Common Units vesting on the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting on the fifth anniversary of the grant date. The Restricted Unit Plans participants are not eligible to receive quarterly distributions or vote their respective restricted units until vested. Because each restricted unit represents a promise to issue a Common Unit at a future date, restricted units cannot be sold or transferred prior to vesting. The fair value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period. Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plans. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

During the six months ended March 27, 2010, the Partnership awarded 142,771 restricted units under the Restricted Unit Plans at an aggregate grant date fair value of $4,529. The following is a summary of activity for the Restricted Unit Plans for the six months ended March 27, 2010:

		Weighted
		Average Grant
		Date Fair Value
	Units	Per Unit
Outstanding September 26, 2009	415,295	$28.89
Awarded	142,771	31.72
Forfeited	(1,975)	(30.40)
Issued	(62,380)	(27.18)

Outstanding March 27, 2010	493,711	$29.92

As of March 27, 2010, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $7,001. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1.8 years. Compensation expense recognized under the Restricted Unit Plans, net of forfeitures, for the three and six months ended March 27, 2010 was $1,025 and $2,017, respectively, and $673 and $1,241 for the three and six months ended March 28, 2009, respectively.
Long-Term Incentive Plan. The Partnership has a non-qualified, unfunded long-term incentive plan for officers and key employees (the “LTIP”) which provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period. The level of compensation earned under the LTIP is based on the market performance of the Partnership’s Common Units on the basis of total return to Unitholders (“TRU”) compared to the TRU of a predetermined peer group consisting solely of other master limited partnerships, approved by the Compensation Committee of the Board of Supervisors, over the same three-year performance period. As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense for the three and six months ended March 27, 2010 was $584 and $1,619, respectively, and $1,551 and $1,952 for the three and six months ended March 28, 2009, respectively. As of March 27, 2010 and September 26, 2009, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $4,820 and $6,558, respectively, related to estimated future payments under the LTIP.
9. Commitments and Contingencies
Self-Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of March 27, 2010 and September 26, 2009, the Partnership had accrued insurance liabilities of $56,234 and $52,248, respectively, representing the total estimated losses under these self-insurance programs. The Partnership is also involved in various legal actions that have arisen in the normal course of business, including those relating to commercial transactions and product liability. Management believes, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership’s financial position or future results of operations, after considering its self-insurance reserves for known and unasserted claims, as well as existing insurance policies in force. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $18,226 and $14,812 as of March 27, 2010 and September 26, 2009, respectively.
10. Guarantees
The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2017. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $9,396 as of March 27, 2010. The fair value of residual value guarantees for outstanding operating leases was de minimis as of March 27, 2010 and September 26, 2009.

11. Pension Plans and Other Postretirement Benefits
The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2010	2009	2010	2009

Interest cost	$1,876	$2,372	$3,752	$4,744
Expected return on plan assets	(2,020)	(2,301)	(4,040)	(4,602)
Recognized net actuarial loss	1,343	1,012	2,686	2,024

Net periodic benefit cost	$1,199	$1,083	$2,398	$2,166

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2010	2009	2010	2009

Service Cost	$2	$1	$4	$2
Interest cost	253	345	506	690
Amortization of prior service costs	(123)	(122)	(245)	(244)
Recognized net actuarial loss	(16)	(78)	(32)	(156)

Net periodic benefit cost	$116	$146	$233	$292

There are no projected minimum employer contribution requirements under ERISA laws for fiscal 2010 under our defined benefit pension plan. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2010 is $1,748, of which $696 has been contributed during the six months ended March 27, 2010.
12. Income Taxes
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
The Partnership’s fuel oil and refined fuels, natural gas and electricity, and service businesses are conducted through corporate subsidiaries and, as such, are subject to corporate level federal and state income taxes. However, because the Corporate Entity has experienced operating losses in recent years, a full valuation allowance has been provided against the deferred tax assets. The conclusion that a full valuation allowance is necessary was based upon an analysis of all available evidence, both negative and positive at the balance sheet date, which, taken as a whole, indicates that it is more likely than not that sufficient future taxable income will not be available to utilize the deferred tax assets of the Corporate Entity. Management’s periodic reviews include, among other things, the nature and amount of the taxable income and expense items, the expected timing when assets will be used or liabilities will be required to be reported and the reliability of historical profitability of businesses expected to provide future earnings. Furthermore, management considered tax-planning strategies it could use to increase the likelihood that the deferred tax assets will be realized.

In fiscal 2010, the Partnership adopted new accounting guidance concerning business combinations. Certain provisions of the guidance, in particular a provision related to the accounting for acquired tax benefits, are required to be applied regardless of when the business combination occurred. Therefore, to the extent the Partnership’s Corporate Entity generates taxable profits that enable the utilization of tax benefits acquired in prior business combinations, the corresponding reduction in the valuation allowance will be recorded as a reduction in the provision for income taxes. Previously, such valuation allowance reductions were recorded as a reduction to goodwill. At the beginning of fiscal 2010, the Partnership had a full valuation allowance of $45,462 against the net deferred tax assets. Of the total valuation allowance, $15,057 was established through purchase accounting for acquired tax benefits.
13. Segment Information
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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2010	2009	2010	2009
Revenues:
Propane	$369,341	$336,913	$602,872	$610,821
Fuel oil and refined fuels	61,311	65,138	100,558	119,329
Natural gas and electricity	28,841	32,093	45,703	54,374
All other	9,670	11,081	21,462	24,016

Total revenues	$469,163	$445,225	$770,595	$808,540

Income before loss on debt extinguishment, interest expense and income taxes:
Propane	$124,780	$129,492	$198,678	$227,161
Fuel oil and refined fuels	14,694	15,383	14,844	23,859
Natural gas and electricity	4,674	5,852	7,219	9,022
All other	(4,139)	(3,808)	(8,213)	(6,752)
Corporate	(25,212)	(21,725)	(41,974)	(37,867)

Total income before loss on debt extinguishment, interest expense and income taxes	114,797	125,194	170,554	215,423

Reconciliation to income from continuing operations:
Loss on debt extinguishment	9,473	—	9,473	—
Interest expense, net	6,608	9,442	13,791	18,845
Provision for income taxes	328	886	527	1,024

Income from continuing operations	$98,388	$114,866	$146,763	$195,554

Depreciation and amortization:
Propane	$3,711	$3,822	$7,361	$7,632
Fuel oil and refined fuels	778	825	1,544	1,640
Natural gas and electricity	253	252	506	504
All other	42	92	125	185
Corporate	2,358	2,140	4,690	4,193

Total depreciation and amortization	$7,142	$7,131	$14,226	$14,154

	As of
	March 27,	September 26,
	2010	2009
Assets:
Propane	$750,947	$681,809
Fuel oil and refined fuels	73,025	83,416
Natural gas and electricity	22,968	17,540
All other	3,656	2,876
Corporate	267,597	279,854
Eliminations	(87,981)	(87,981)

Total assets	$1,030,212	$977,514

14. Recently Issued Accounting Pronouncements
In December 2008, the Financial Accounting Standards Board issued new financial reporting guidance to require more detailed disclosures about employers’ pension plan assets. These new disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. The new guidance is effective for fiscal years ending after December 15, 2009, which is the Partnership’s 2010 fiscal year ending September 25, 2010. Since it only addresses disclosures, the adoption of the new guidance is not expected to have an impact on the Partnership’s consolidated financial position, results of operations or cash flows.
15. Subsequent Events
The Partnership has evaluated all subsequent events that occurred after the balance sheet date through the date its financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and six months ended March 27, 2010. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 26, 2009.
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

Results of Operations and Financial Condition
Net income for the second quarter of fiscal 2010 amounted to $98.4 million, or $2.78 per Common Unit, compared to $114.9 million, or $3.50 per Common Unit, in the prior year quarter. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the second quarter of fiscal 2010 amounted to $112.5 million, compared to $132.3 million in the prior year second quarter.
Net income and EBITDA for the second quarter of fiscal 2010 included a loss on debt extinguishment of $9.5 million associated with the senior debt refinancing completed during March 2010. Therefore, excluding the effect of the loss on debt extinguishment on fiscal 2010 second quarter earnings and mark-to-market adjustment for derivative instruments used in risk management activities, Adjusted EBITDA amounted to $123.7 million, compared to Adjusted EBITDA of $142.0 million in the prior year second quarter. The second quarter of fiscal 2010 was characterized by continued adverse affects of the weak economy, an erratic weather pattern and a volatile commodity price environment. The prior year second quarter benefitted from a sharp drop in commodity prices which, as reported throughout the prior year, resulted in higher gross margins.
Retail propane gallons sold in the second quarter of fiscal 2010 decreased 10.0 million gallons, or 7.5%, to 124.5 million gallons compared to 134.5 million gallons in the prior year second quarter. Sales of fuel oil and other refined fuels decreased 5.7 million gallons, or 23.7%, to 18.4 million gallons during the second quarter of fiscal 2010 compared to 24.1 million gallons in the prior year second quarter. The weak economy continues to negatively affect sales volumes, particularly in our non-residential customer base, which accounted for 63% of the overall decline in propane sales volumes. Additionally, while average temperatures across our service territories for the second quarter of fiscal 2010 were 3% warmer than both normal and the prior year second quarter, average temperatures in our northeast and western territories were approximately 6% warmer than both normal and the prior year second quarter, which also contributed to the decline in sales volumes.
Revenues of $469.2 million for the second quarter of fiscal 2010 increased $24.0 million, or 5.4%, compared to the prior year second quarter, primarily due to higher average selling prices in line with higher average product costs, offset to an extent by the lower volumes sold. Average posted prices for propane and fuel oil were 84.4% and 52.3% higher, respectively, compared to the prior year second quarter. Cost of products sold for the second quarter of fiscal 2010 of $248.5 million increased $40.2 million, or 19.3%, compared to $208.3 million in the prior year second quarter. Cost of products sold in the second quarter of fiscal 2010 included a $1.7 million unrealized (non-cash) loss attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $9.7 million unrealized (non-cash) loss in the prior year quarter; these unrealized losses are excluded from Adjusted EBITDA for both periods in the table below.
Combined operating and general and administrative expenses of $98.8 million for the second quarter of fiscal 2010 were $5.8 million, or 5.5%, lower than the prior year second quarter, primarily due to lower variable compensation attributable to lower earnings and continued savings in vehicle expenses and insurance costs. Net interest expense decreased $2.8 million, or 29.8%, as a result of lower outstanding debt during the second quarter of fiscal 2010 compared to the prior year second quarter due to the $183.0 million debt reduction in the second half of fiscal 2009. Additionally, during the second quarter of fiscal 2010, we took proactive steps to further enhance our capital structure by extending the maturity on $250.0 million of senior debt until March 2020. On March 23, 2010, we announced the successful completion of the issuance of $250.0 million of 7.375% senior notes maturing in March 2020 to replace the previously existing 6.875% senior notes that were set to mature in December 2013. Once again, we funded all working capital requirements with cash on hand without the need to borrow under our working capital facility and ended the second quarter of fiscal 2010 with more than $140.0 million of cash.
On April 22, 2010, we announced that our Board of Supervisors had declared the twenty-fifth increase (since our recapitalization in 1999) in our quarterly distribution from $0.835 to $0.84 per Common Unit for the three months ended March 27, 2010. On an annualized basis, this increased distribution rate equates to $3.36 per Common Unit, an increase of $0.02 per Common Unit from the previous distribution rate, and an increase of 3.1% compared to the second quarter of fiscal 2009. The $0.84 per Common Unit distribution will be paid on May 11, 2010 to Common Unitholders of record as of May 4, 2010.

Looking ahead to the remainder of fiscal 2010, we expect that the economy and volatile commodity price environment will continue to present challenges in each of our markets that will continue to affect customer buying habits, thus having a possible negative impact on sales volumes. Nonetheless, we believe that our flexible cost structure, focus on operating efficiencies and financial strength are all factors that will help us effectively manage through the challenging operating environment.
Our anticipated cash requirements for the remainder of fiscal 2010 include: (i) maintenance and growth capital expenditures of approximately $15.5 million; (ii) interest payments of approximately $13.0 million; and (iii) cash distributions of approximately $59.3 million to our Common Unitholders based on the most recently increased quarterly distribution rate of $0.84 per Common Unit. Based on our current estimates of cash flow from operations and our cash position at the end of the second quarter of fiscal 2010, we do not anticipate the need to borrow under our credit facility to meet our working capital requirements for the remainder of fiscal 2010. As of March 27, 2010, there was unused borrowing capacity under the Revolving Credit Facility of $88.1 million after considering outstanding letters of credit of $61.9 million.
Three Months Ended March 27, 2010 Compared to Three Months Ended March 28, 2009
Revenues

	Three Months Ended			Percent
	March 27,	March 28,	Increase/	Increase/
(Dollars in thousands)	2010	2009	(Decrease)	(Decrease)
Revenues
Propane	$369,341	$336,913	$32,428	9.6%
Fuel oil and refined fuels	61,311	65,138	(3,827)	(5.9%)
Natural gas and electricity	28,841	32,093	(3,252)	(10.1%)
All other	9,670	11,081	(1,411)	(12.7%)

Total revenues	$469,163	$445,225	$23,938	5.4%

Total revenues increased $23.9 million, or 5.4%, to $469.2 million for the three months ended March 27, 2010 compared to $445.2 million for the three months ended March 28, 2009 as higher average selling prices associated with higher product costs were partially offset by lower volumes. Volumes were lower than the prior year second quarter due to the impact of continued adverse economic conditions, particularly on our commercial and industrial accounts, as well as ongoing customer conservation efforts and the unfavorable impact of warmer temperatures. Average temperatures across our service territories for the second quarter of fiscal 2010 were 3% warmer than both normal and the prior year second quarter. However, average temperatures in our northeastern and western territories, which are areas where we have a higher concentration of residential customers, were approximately 6% warmer than both normal and the prior year second quarter.
Revenues from the distribution of propane and related activities of $369.3 million in the second quarter of fiscal 2010 increased $32.4 million, or 9.6%, compared to $336.9 million in the prior year second quarter, primarily due to higher average selling prices, partially offset by lower volumes, particularly in our commercial and industrial accounts. Average propane selling prices in the second quarter of fiscal 2010 increased 16.5% compared to the prior year second quarter due to higher product costs, thereby having a positive impact on revenues. Retail propane gallons sold in the second quarter of fiscal 2010 decreased 10.0 million gallons, or 7.5%, to 124.5 million gallons from 134.5 million gallons in the prior year second quarter. The volume decline was primarily attributable to lower commercial and industrial volumes resulting from adverse economic conditions, unfavorable weather and, to a lesser extent, continued customer conservation. Lower volumes sold in the non-residential customer base accounted for approximately 63% of the decline in propane sales volume. Additionally, included within the propane segment are revenues from wholesale and other propane activities of $15.2 million in the second quarter of fiscal 2010, which increased $6.9 million compared to the prior year second quarter.

Revenues from the distribution of fuel oil and refined fuels of $61.3 million in the second quarter of fiscal 2010 decreased $3.8 million, or 5.9%, from $65.1 million in the prior year second quarter, primarily due to lower volumes, partially offset by higher average selling prices. Fuel oil and refined fuels gallons sold in the second quarter of fiscal 2010 decreased 5.7 million gallons, or 23.7%, to 18.4 million gallons from 24.1 million gallons in the prior year second quarter. Lower volumes in our fuel oil and refined fuels segment were attributable to warmer average temperatures in our northeast territories, as well as the impact of ongoing customer conservation driven by adverse economic conditions. As mentioned above, average temperatures in the northeast were 6% warmer than both normal and the prior year second quarter and, in particular, average temperatures in the month of March 2010 were approximately 17% warmer than both normal and the comparable period in the prior year. Average selling prices in our fuel oil and refined fuels segment in the second quarter of fiscal 2010 increased 22.9% compared to the prior year second quarter due to higher product costs, thereby having a positive impact on revenues.
Revenues in our natural gas and electricity segment decreased $3.3 million, or 10.1%, to $28.8 million in the second quarter of fiscal 2010 compared to $32.1 million in the prior year second quarter primarily as a result of lower natural gas average selling prices. Revenues in our all other segment decreased 12.7% to $9.7 million in the second quarter of fiscal 2010 from $11.1 million in the prior year second quarter primarily due to reduced installation activities as a result of the market decline in residential and commercial construction and other adverse economic conditions.
Cost of Products Sold

	Three Months Ended			Percent
	March 27,	March 28,	Increase	Increase
(Dollars in thousands)	2010	2009	(Decrease)	(Decrease)
Cost of products sold
Propane	$186,709	$141,201	$45,508	32.2%
Fuel oil and refined fuels	37,284	39,912	(2,628)	(6.6%)
Natural gas and electricity	21,721	24,165	(2,444)	(10.1%)
All other	2,745	2,981	(236)	(7.9%)

Total cost of products sold	$248,459	$208,259	$40,200	19.3%

As a percent of total revenues	53.0%	46.8%
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

Average posted prices for propane and fuel oil in the second quarter of fiscal 2010 were 84.4% and 52.3% higher, respectively, compared to the prior year second quarter. Cost of products sold increased $40.2 million, or 19.3%, to $248.5 million in the second quarter of fiscal 2010 compared to $208.3 million in the prior year second quarter due to higher average product costs associated with the increase in commodity prices, partially offset by lower volumes sold and the favorable impact of non-cash mark-to-market adjustments from our risk management activities in the second quarter of fiscal 2010 compared to the prior year second quarter. Cost of products sold in the second quarter of fiscal 2010 included a $1.7 million unrealized (non-cash) loss representing the net change in the fair value of derivative instruments during the period, compared to a $9.7 million unrealized (non-cash) loss in the prior year second quarter, resulting in a decrease of $8.0 million in cost of products sold in the second quarter of fiscal 2010 compared to the prior year second quarter ($6.7 million decrease reported within the propane segment and $1.3 million decrease reported within the fuel oil and refined fuels segment).
Cost of products sold associated with the distribution of propane and related activities of $186.7 million in the second quarter of fiscal 2010 increased $45.5 million, or 32.2%, compared to the prior year second quarter. Higher average propane costs resulted in an increase of $56.2 million in cost of products sold during the second quarter of fiscal 2010 compared to the prior year second quarter. The impact of the sharp increase in commodity prices was partially offset by lower propane volumes which resulted in a $10.2 million decrease in cost of products sold during the second quarter of fiscal 2010 compared to the prior year second quarter. Cost of products sold from wholesale and other propane activities increased $6.2 million in the second quarter of fiscal 2010 compared to the prior year second quarter.
Cost of products sold associated with our fuel oil and refined fuels segment of $37.3 million in the second quarter of fiscal 2010 decreased $2.6 million, or 6.6%, compared to the prior year second quarter. Lower fuel oil volumes resulted in a decrease of $9.1 million in cost of products sold, substantially offset by the impact of the increase in commodity prices, which resulted in a $7.8 million increase in cost of products sold during the second quarter of fiscal 2010 compared to the prior year second quarter.
Cost of products sold in our natural gas and electricity segment of $21.7 million in the second quarter of fiscal 2010 decreased $2.4 million, or 10.1%, compared to the prior year second quarter primarily due to lower natural gas costs. Cost of products sold in our all other segment of $2.7 million was relatively flat compared to the prior year second quarter.
For the second quarter of fiscal 2010, total cost of products sold as a percent of total revenues increased 6.2 percentage points to 53.0% from 46.8% in the prior year second quarter. The increase in cost of products sold as a percentage of revenues was primarily attributable to the favorable margins reported in the prior year second quarter that were attributable to the declining commodity price environment during that period, which situation was not repeated in the current year second quarter due to the rising commodity price environment in the current year. The declining commodity price environment in the first half of the prior year favorably impacted our risk management activities in the prior year second quarter, and contributed to a reduction in product costs that outpaced the decline in average selling prices. Conversely, the volatile commodity price environment in the current fiscal year presented challenges in managing pricing and, as a result, average product costs increased at a faster pace than average selling prices in the second quarter of fiscal 2010.
Operating Expenses

	Three Months Ended
	March 27,	March 28,		Percent
(Dollars in thousands)	2010	2009	Decrease	Decrease
Operating expenses	$78,508	$86,848	$(8,340)	(9.6%)
As a percent of total revenues	16.7%	19.5%

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
Operating expenses of $78.5 million in the second quarter of fiscal 2010 decreased $8.3 million, or 9.6%, compared to $86.8 million in the prior year second quarter as a result of lower variable compensation associated with lower earnings, lower payroll and benefit related expense resulting from operating efficiencies, and lower insurance costs.
General and Administrative Expenses

	Three Months Ended
	March 27,	March 28,		Percent
(Dollars in thousands)	2010	2009	Increase	Increase
General and administrative expenses	$20,257	$17,793	$2,464	13.8%
As a percent of total revenues	4.3%	4.0%
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
General and administrative expenses of $20.3 million for second quarter of fiscal 2010 increased $2.5 million, or 13.8%, compared to $17.8 million in the prior year second quarter primarily as a result of a reserve established for an unfavorable judgment in an uninsured legal matter, partially offset by lower variable compensation associated with lower earnings.
Depreciation and Amortization

	Three Months Ended
	March 27,	March 28,		Percent
(Dollars in thousands)	2010	2009	Increase	Increase
Depreciation and amortization	$7,142	$7,131	$11	0.2%
As a percent of total revenues	1.5%	1.6%
Depreciation and amortization expense of $7.1 million for the second quarter of fiscal 2010 was relatively flat compared to the prior year second quarter.
Interest Expense, net

	Three Months Ended
	March 27,	March 28,		Percent
(Dollars in thousands)	2010	2009	Decrease	Decrease
Interest expense, net	$6,608	$9,442	$(2,834)	(30.0%)
As a percent of total revenues	1.4%	2.1%

Net interest expense of $6.6 million for the second quarter of fiscal 2010 decreased $2.8 million compared to $9.4 million in the prior year second quarter due to a reduction of $183.0 million in long-term borrowings since March 28, 2009. See Liquidity and Capital Resources below for additional discussion on the reduction in long-term borrowings.
Net Income and EBITDA
Net income for the second quarter of fiscal 2010 amounted to $98.4 million, or $2.78 per Common Unit, compared to $114.9 million, or $3.50 per Common Unit, in the prior year quarter. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the second quarter of fiscal 2010 amounted to $112.5 million, compared to $132.3 million in the prior year second quarter. Net income and EBITDA for the second quarter of fiscal 2010 included a loss on debt extinguishment of $9.5 million associated with the senior debt refinancing completed during March 2010.
EBITDA represents income before deducting interest expense, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA excluding the unrealized net gain or loss on mark-to-market activity for derivative instruments and loss on debt extinguishment. Our management uses EBITDA as a measure of liquidity and we disclose it because we believe that it provides our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. In addition, certain of our incentive compensation plans covering executives and other employees utilize Adjusted EBITDA as the performance target. Moreover, our revolving credit agreement requires us to use Adjusted EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be considered as an alternative to net income or net cash (used in) provided by operating activities determined in accordance with GAAP. Because EBITDA and Adjusted EBITDA as determined by us excludes some, but not all, items that affect net income, they may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other companies.
The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of Adjusted EBITDA, as so calculated, to our net cash provided by operating activities:

	Three Months Ended
	March 27,	March 28,
(Dollars in thousands)	2010	2009

Net income	$98,388	$114,866
Add:
Provision for income taxes	328	886
Interest expense, net	6,608	9,442
Depreciation and amortization	7,142	7,131

EBITDA	112,466	132,325
Unrealized (non-cash) losses on changes in fair value of derivatives	1,732	9,690
Loss on debt extinguishment	9,473	—

Adjusted EBITDA	123,671	142,015
Add (subtract):
Provision for income taxes — current	(328)	(426)
Interest expense, net	(6,608)	(9,442)
Unrealized (non-cash) (losses) on changes in fair value of derivatives	(1,732)	(9,690)
Compensation cost recognized under Restricted Unit Plan	1,025	672
Gain on disposal of property, plant and equipment, net	293	(393)
Changes in working capital and other assets and liabilities	(44,264)	11,212

Net cash provided by operating activities	$72,057	$133,948

Six Months Ended March 27, 2010 Compared to Six Months Ended March 28, 2009
Revenues

	Six Months Ended
	March 27,	March 28,		Percent
(Dollars in thousands)	2010	2009	Decrease	Decrease
Revenues
Propane	$602,872	$610,821	$(7,949)	(1.3%)
Fuel oil and refined fuels	100,558	119,329	(18,771)	(15.7%)
Natural gas and electricity	45,703	54,374	(8,671)	(15.9%)
All other	21,462	24,016	(2,554)	(10.6%)

Total revenues	$770,595	$808,540	$(37,945)	(4.7%)

Total revenues decreased $37.9 million, or 4.7%, to $770.6 million for the six months ended March 27, 2010 compared to $808.5 million for the six months ended March 28, 2009 due to lower volumes, partially offset by higher average selling prices associated with higher product costs. Volumes were lower than the prior year period due to the impact of continued adverse economic conditions, particularly on our commercial and industrial accounts, as well as ongoing customer conservation efforts and the unfavorable impact of warmer temperatures. On an overall basis, average temperatures in our service territories during the first half of fiscal 2010 were 3% warmer than both normal levels and the comparable prior year period. In our northeastern territories, which is where we have a higher concentration of residential customers and all of our fuel oil customers, average temperatures during the first six months of fiscal 2010 were 6% warmer than the comparable prior year period.
Revenues from the distribution of propane and related activities of $602.9 million in the first six months of fiscal 2010 decreased $7.9 million, or 1.3%, compared to $610.8 million in the prior year period, due to lower volumes, particularly in our commercial and industrial accounts, partially offset by higher average selling prices. Retail propane gallons sold in the first six months of fiscal 2010 decreased 19.1 million gallons, or 8.2%, to 214.4 million gallons from 233.6 million gallons in the prior year period. The volume decline was primarily attributable to lower commercial and industrial volumes resulting from adverse economic conditions, an unfavorable weather pattern and, to a lesser extent, continued customer conservation. Lower volumes sold in the non-residential customer base accounted for approximately 63% of the decline in propane sales volume. Average propane selling prices in the first six months of fiscal 2010 increased 7.2% compared to the prior year period due to higher product costs, thereby having a positive impact on revenues. Additionally, included within the propane segment are revenues from wholesale and other propane activities of $25.8 million in the first six months of fiscal 2010, which increased $1.1 million compared to the prior year period.
Revenues from the distribution of fuel oil and refined fuels of $100.6 million in the first six months of fiscal 2010 decreased $18.8 million, or 15.7%, from $119.3 million in the prior year period, primarily due to lower volumes, partially offset by higher average selling prices. Fuel oil and refined fuels gallons sold in the first six months of fiscal 2010 decreased 9.4 million gallons, or 23.0%, to 31.4 million gallons from 40.8 million gallons in the prior year period. Lower volumes in our fuel oil and refined fuels segment were attributable to the aforementioned warmer average temperatures in the northeast region, as well as the impact of ongoing customer conservation driven by adverse economic conditions. Average selling prices in our fuel oil and refined fuels segment in the first six months of fiscal 2010 increased 9.1% compared to the prior year period due to higher product costs, thereby having a positive impact on revenues.
Revenues in our natural gas and electricity segment decreased $8.7 million, or 15.9%, to $45.7 million in the first six months of fiscal 2010 compared to $54.4 million in the prior year period primarily as a result of lower natural gas average selling prices. Revenues in our all other segment decreased 10.6% to $21.5 million in the first six months of fiscal 2010 from $24.0 million in the prior year period primarily due to reduced installation activities as a result of the market decline in residential and commercial construction and other adverse economic conditions.

Cost of Products Sold

	Six Months Ended			Percent
	March 27,	March 28,	Increase	Increase
(Dollars in thousands)	2010	2009	(Decrease)	(Decrease)
Cost of products sold
Propane	$291,326	$259,086	$32,240	12.4%
Fuel oil and refined fuels	67,206	75,517	(8,311)	(11.0%)
Natural gas and electricity	34,174	41,848	(7,674)	(18.3%)
All other	6,119	6,038	81	1.3%

Total cost of products sold	$398,825	$382,489	$16,336	4.3%

As a percent of total revenues	51.8%	47.3%
Cost of products sold increased $16.3 million, or 4.3%, to $398.8 million in the first six months of fiscal 2010 compared to $382.5 million in the prior year period due to higher average product costs, and to a lesser extent, the unfavorable impact of non-cash mark-to-market adjustments from our risk management activities in the first six months of fiscal 2010 compared to the prior year period, partially offset by lower volumes sold. Average posted prices for propane and fuel oil in the first six months of fiscal 2010 were 58.4% and 26.9% higher, respectively, compared to the prior year period. Cost of products sold in the first six months of fiscal 2010 included a $5.1 million unrealized (non-cash) loss representing the net change in the fair value of derivative instruments during the period, compared to a $5.3 million unrealized (non-cash) gain in the prior year period resulting in an increase of $10.4 million in cost of products sold in the first six months of fiscal 2010 compared to the prior year period ($3.2 million increase reported within the propane segment and $7.2 million increase reported within the fuel oil and refined fuels segment).
Cost of products sold associated with the distribution of propane and related activities of $291.3 million in the first six months of fiscal 2010 increased $32.2 million, or 12.4%, compared to the prior year period. Higher propane product costs resulted in an increase of $46.6 million in cost of products sold in the first six months of fiscal 2010 compared to the prior year period. This increase was partially offset by lower propane volumes, which resulted in a decrease of $21.6 million in cost of products sold in the first six months of fiscal 2010 compared to the prior year period. Cost of products sold from wholesale and other propane activities increased $4.0 million compared to the prior year period.
Cost of products sold associated with our fuel oil and refined fuels segment of $67.2 million in the first six months of fiscal 2010 decreased $8.3 million, or 11.0%, compared to the prior year period primarily due to lower volumes, offset to an extent by higher product costs. Lower fuel oil volumes resulted in a decrease of $17.8 million in cost of products sold, and higher product costs resulted in an increase of $2.3 million in cost of products sold during the first six months of fiscal 2010 compared to the prior year period.
Cost of products sold in our natural gas and electricity segment of $34.2 million in the first six months of fiscal 2010 decreased $7.7 million, or 18.3%, compared to the prior year period primarily due to lower natural gas product costs. Cost of products sold in our all other segment of $6.1 million was relatively flat compared to the prior year period.
For the first six months of fiscal 2010, total cost of products sold as a percent of total revenues increased 4.5 percentage points to 51.8% from 47.3% in the prior year period. The increase in cost of products sold as a percentage of revenues was primarily attributable to the favorable margins reported in the first six months of the prior year that were attributable to the declining commodity price environment during that period, which situation was not repeated in the first six months of the current year due to the rising commodity price environment in the current year. The declining commodity price environment in the first half of the prior year favorably impacted our risk management activities in the prior year period, and contributed to a reduction in product costs that outpaced the decline in average selling prices. Conversely, the volatile commodity price environment in the current fiscal year presented challenges in managing pricing and, as a result, average product costs increased at a faster pace than average selling prices in the first six months of fiscal 2010.

Operating Expenses

	Six Months Ended
	March 27,	March 28,		Percent
(Dollars in thousands)	2010	2009	Decrease	Decrease
Operating expenses	$152,995	$163,911	$(10,916)	(6.7%)
As a percent of total revenues	19.9%	20.3%
Operating expenses of $153.0 million in the first six months of fiscal 2010 decreased $10.9 million, or 6.7%, compared to $163.9 million in the prior year period as a result of lower variable compensation associated with lower earnings, lower payroll and benefit related expense resulting from operating efficiencies, lower insurance costs and lower fuel costs to operate our fleet.
General and Administrative Expenses

	Six Months Ended
	March 27,	March 28,		Percent
(Dollars in thousands)	2010	2009	Increase	Increase
General and administrative expenses	$33,995	$32,563	$1,432	4.4%
As a percent of total revenues	4.4%	4.0%
General and administrative expenses of $34.0 million for first six months of fiscal 2010 increased $1.4 million, or 4.4%, compared to $32.6 million in the prior year period primarily as a result of an unfavorable judgment in an uninsured legal matter, partially offset by lower variable compensation associated with lower earnings.
Depreciation and Amortization

	Six Months Ended
	March 27,	March 28,		Percent
(Dollars in thousands)	2010	2009	Increase	Increase
Depreciation and amortization	$14,226	$14,154	$72	0.5%
As a percent of total revenues	1.8%	1.8%
Depreciation and amortization expense of $14.2 million for the first six months of fiscal 2010 was relatively flat compared to the prior year period.

Interest Expense, net

	Six Months Ended
	March 27,	March 28,		Percent
(Dollars in thousands)	2010	2009	Decrease	Decrease
Interest expense, net	$13,791	$18,845	$(5,054)	(26.8%)
As a percent of total revenues	1.8%	2.3%
Net interest expense of $13.8 million for the first six months of fiscal 2010 decreased $5.0 million compared to $18.8 million in the prior year period due to a reduction of $183.0 million in long-term borrowings since March 28, 2009. See Liquidity and Capital Resources below for additional discussion on the reduction in long-term borrowings.
Net Income and EBITDA
Net income for the first six months of fiscal 2010 amounted to $146.8 million, or $4.15 per Common Unit, a decrease of $48.8 million, or $1.81 per Common Unit, compared to the prior year period’s net income of $195.6 million, or $5.96 per Common Unit. EBITDA amounted to $175.3 million for the first six months of fiscal 2010 compared to $229.6 million in the prior year period. Net income and EBITDA for the first six months of fiscal 2010 included a loss on debt extinguishment of $9.5 million associated with the senior debt refinancing completed during March 2010.
The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of Adjusted EBITDA, as so calculated, to our net cash provided by operating activities:

	Six Months Ended
	March 27,	March 28,
(Dollars in thousands)	2010	2009

Net income	$146,763	$195,554
Add:
Provision for income taxes	527	1,024
Interest expense, net	13,791	18,845
Depreciation and amortization	14,226	14,154

EBITDA	175,307	229,577
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	(5,140)	5,316
Loss on debt extinguishment	9,473	—

Adjusted EBITDA	179,640	234,893
Add (subtract):
Provision for income taxes — current	(527)	(564)
Interest expense, net	(13,791)	(18,845)
Unrealized (non-cash) (losses) gains on changes in fair value of derivatives	5,140	(5,316)
Compensation cost recognized under Restricted Unit Plan	2,017	1,241
Gain on disposal of property, plant and equipment, net	(134)	(623)
Changes in working capital and other assets and liabilities	(115,014)	(51,834)

Net cash provided by operating activities	$57,331	$158,952

Liquidity and Capital Resources
Analysis of Cash Flows
Operating Activities. Net cash provided by operating activities for the first six months of fiscal 2010 was $57.3 million, compared to net cash provided by operating activities of $159.0 million for the first six months of the prior year period. The decrease in net cash provided by operating activities was primarily attributable to the increase in propane and fuel oil commodity prices that resulted in a larger investment in working capital, coupled with a decrease in earnings in the first six months of fiscal 2010 compared to the first six months of the prior year. Despite the year over year increase in working capital requirements, we continued to fund working capital through cash on hand without the need to access the revolving credit facility.
Investing Activities. Net cash used in investing activities of $7.2 million for the first six months of fiscal 2010 consisted of capital expenditures of $9.5 million (including $4.0 million for maintenance expenditures and $5.5 million to support the growth of operations), partially offset by $2.3 million in net proceeds from the sale of property, plant and equipment. Net cash used in investing activities of $6.2 million for the first six months of fiscal 2009 consisted of capital expenditures of $8.3 million (including $3.6 million for maintenance expenditures and $4.7 million to support the growth of operations), partially offset by $2.1 million in net proceeds from the sale of property, plant and equipment.
Financing Activities. Net cash used in financing activities for the first six months of fiscal 2010 of $72.4 million reflects quarterly distributions to Common Unitholders at a rate of $0.830 per Common Unit paid in respect of the fourth quarter of fiscal 2009 and $0.835 per Common Unit paid in respect of the first quarter of fiscal 2010. In addition, financing activities for the first six months of fiscal 2010 reflects the repurchase of $250.0 million aggregate principal amount of our 6.875% senior notes due 2013 for $256.5 million (including repurchase premiums and fees), which was substantially funded by the net proceeds of $247.8 million from the issuance of 7.375% senior notes due 2020, as well as the $5.0 million payment of debt issuance costs associated with the issuance of the 2020 senior notes.
Net cash used in financing activities for the six months ended March 28, 2009 of $55.0 million reflects quarterly distributions to Common Unitholders at a rate of $0.805 per Common Unit paid in respect of the fourth quarter of fiscal 2008 and $0.810 per Common Unit paid in respect of the first quarter of fiscal 2009, as well as a prepayment of $2.0 million under our previously outstanding term loan.
Summary of Long-Term Debt Obligations and Revolving Credit Lines
On March 23, 2010, we completed a public offering of $250.0 million in aggregate principal amount of 7.375% senior notes due 2020 (the “2020 Senior Notes”). The 2020 Senior Notes were issued at 99.136% of the principal amount. The net proceeds from the issuance, along with cash on hand, were used to repurchase the 6.875% senior notes due 2013 on March 23, 2010 through a redemption and tender offer. In connection with the repurchase of the 2013 Senior Notes, we recognized a loss on the extinguishment of debt of $9.5 million in the second quarter of fiscal 2010, consisting of $7.2 million for the repurchase premium and related fees, as well as the write-off of $2.3 million in unamortized debt origination costs and unamortized discount.
As of March 27, 2010, our long-term borrowings and revolving credit lines consist of the 2020 Senior Notes and a $250.0 million senior secured revolving credit facility at the Operating Partnership level (the “Revolving Credit Facility”). The Revolving Credit Facility was executed on June 26, 2009 and replaced the Operating Partnership’s previous credit facility which, as amended, provided for a $108.0 million term loan (the “Term Loan”) and a separate $175.0 million working capital facility both of which were scheduled to mature in March 2010. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions until maturity on June 25, 2013. Our Operating Partnership has the right to prepay loans under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. At closing, the Operating Partnership borrowed $100.0 million under the Revolving Credit Facility and, with cash on hand, repaid the $108.0 million then outstanding under the Term Loan and terminated the previous credit agreement. We have standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $61.9 million primarily in support of retention levels under our self-insurance programs, which expire periodically through April 3, 2011. Therefore, as of March 27, 2010 we had available borrowing capacity of $88.1 million under the Revolving Credit Facility.

The 2020 Senior Notes mature on March 15, 2020 and require semi-annual interest payments. We are permitted to redeem some or all of the 2020 Senior Notes any time at redemption prices specified in the indenture governing the notes. In addition, the 2020 Senior Notes have a change of control provision that would require us to offer to repurchase the notes at 101% of the principal amount repurchased, if the change of control is followed by a rating decline (a decrease in the rating of the notes by either Moody’s Investors Service or Standard and Poor’s Rating group by one or more gradations) within 90 days of the consummation of the change of control.
Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at our Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon our ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of March 27, 2010, the interest rate for the Revolving Credit Facility was approximately 3.3%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.
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
The Revolving Credit Facility and the 2020 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Revolving Credit Facility contains certain financial covenants (a) requiring the consolidated interest coverage ratio, as defined, at the Partnership level to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined, at the Partnership level from being greater than 4.5 to 1.0 as of the end of any fiscal quarter; and (c) prohibiting the senior secured consolidated leverage ratio, as defined, of the Operating Partnership from being greater than 3.0 to 1.0 as of the end of any fiscal quarter. Under the 2020 Senior Note indenture, we are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We were in compliance with all covenants and terms of the 2020 Senior Notes and the Revolving Credit Facility as of March 27, 2010.
Partnership Distributions
We are required to make distributions in an amount equal to all of our Available Cash, as defined in the Third Amended and Restated Partnership Agreement, as amended (the “Partnership Agreement”), as amended, no more than 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. Available Cash, as defined in the Partnership Agreement, generally means all cash on hand at the end of the respective fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. These reserves are retained for the proper conduct of our business, the payment of debt principal and interest and for distributions during the next four quarters. The Board of Supervisors reviews the level of Available Cash on a quarterly basis based upon information provided by management.

On April 22, 2010, we announced a quarterly distribution of $0.84 per Common Unit, or $3.36 on an annualized basis, in respect of the second quarter of fiscal 2010 payable on May 11, 2010 to holders of record on May 4, 2010. The annualized distribution represents an increase of $0.02 per Common Unit from the previous distribution rate, representing the twenty-fifth increase since our recapitalization in 1999 and a growth rate of 3.1% in the quarterly distribution rate compared to the second quarter of fiscal 2009.
Other Commitments
We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000. At March 27, 2010, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $16.8 million and $20.9 million, respectively.
We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At March 27, 2010, we had accrued insurance liabilities of $56.2 million, and an insurance recovery asset of $18.2 million related to the amount of the liability expected to be covered by insurance carriers.
Off-Balance Sheet Arrangements
Guarantees
We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2017. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $9.4 million as of March 27, 2010. The fair value of residual value guarantees for outstanding operating leases was de minimis as of March 27, 2010 and September 26, 2009.
Recently Issued Accounting Standards
In December 2008, the Financial Accounting Standards Board issued new financial reporting guidance to require more detailed disclosures about employers’ pension plan assets. These new disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. The new guidance is effective for fiscal years ending after December 15, 2009, which is our 2010 fiscal year ending September 25, 2010. Since it only addresses disclosures, the adoption of the new guidance is not expected to have an impact on our consolidated financial position, results of operations and cash flows.

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
Interest Rate Risk
A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the total of debt to EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. The interest rate swaps have been designated as a cash flow hedge. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At March 27, 2010, the fair value of the interest rate swaps was $4.0 million representing an unrealized loss and is included within other current liabilities and other liabilities, as applicable, with a corresponding debit in OCI.
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
At March 27, 2010, the fair value of derivative instruments described above resulted in derivative assets (unrealized gains) of $1.1 million and derivative liabilities (unrealized losses) of $1.7 million.
Sensitivity Analysis
In an effort to estimate our exposure to unfavorable market price changes in commodities related to our open positions under derivative instruments, we developed a model that incorporates the following data and assumptions:
A.	The fair value of open positions as of March 27, 2010.
B.	The estimated forward market prices as of March 27, 2010 as derived from the NYMEX for traded commodities.
C.
The market prices determined in B. above were adjusted adversely by a hypothetical 10% change in the forward prices and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, a hypothetical 10% adverse change in market prices for which futures and option contracts exists indicates potential future losses in future earnings of $1.9 million as of March 27, 2010. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 26, 2009. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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
The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of March 27, 2010. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of March 27, 2010, such disclosure controls and procedures were effective to provide the reasonable assurance described above.
There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 27, 2010 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II

ITEM 6.	EXHIBITS
(a) Exhibits

4.1
First Supplemental Indenture, dated as of March 19, 2010, relating to the 6.875% Senior Notes due 2013, among Suburban Propane Partners, L.P., Suburban Energy Finance Corporation and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed on March 19, 2010).

4.2
Indenture, dated as of March 23, 2010, relating to the 7.375% Senior Notes due 2020, among Suburban Propane Partners, L.P., Suburban Energy Finance Corporation and The Bank of New York Mellon, as Trustee, including the form of 7.375% Senior Notes due 2020. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed on March 23, 2010).

4.3
First Supplemental Indenture, dated as of March 23, 2010, relating to the 7.375% Senior Notes due 2020, among Suburban Propane Partners, L.P., Suburban Energy Finance Corporation and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K filed on March 23, 2010).

10.1
First Amendment to Credit Agreement, dated March 9, 2010, by and among Suburban Propane, L.P., Suburban Propane Partners, L.P., each lender signatory thereto and Bank of America, N.A., as the administrative agent for the lenders therein. (Incorporated by reference to Exhibit 10.1 in the Partnership’s Current Report on Form 8-K dated March 9, 2010).

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

SUBURBAN PROPANE PARTNERS, L.P.
May 6, 2010	By:	/s/ MICHAEL A. STIVALA
Date		Michael A. Stivala
Chief Financial Officer

May 6, 2010	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Controller and Chief Accounting Officer