Form 10-Q
period 2010-06-26
SUBURBAN PROPANE PARTNERS LP
filed 2010-08-05
CIK 1005210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 26, 2010

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
INDEX TO FORM 10-Q

Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheets as of June 26, 2010 and September 26, 2009	1

Condensed Consolidated Statements of Operations for the three months ended June 26, 2010 and June 27, 2009	2

Condensed Consolidated Statements of Operations for the nine months ended June 26, 2010 and June 27, 2009	3

Condensed Consolidated Statements of Cash Flows for the nine months ended June 26, 2010 and June 27, 2009	4

Condensed Consolidated Statement of Partners’ Capital for the nine months ended June 26, 2010	5

Notes to Condensed Consolidated Financial Statements	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34

ITEM 4. CONTROLS AND PROCEDURES	36

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS	37

SIGNATURES	38

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

•	The ability of the Partnership to acquire and maintain reliable transportation for its propane, fuel oil and other refined fuels;
•	The ability of the Partnership to retain customers or acquire customers;
•	The impact of customer conservation, energy efficiency and technology advances on the demand for propane and fuel oil;
•	The ability of management to continue to control expenses;
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

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 26,	September 26,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$170,026	$163,173
Accounts receivable, less allowance for doubtful accounts of $6,363 and $4,374, respectively	71,974	52,035
Inventories	54,823	70,158
Other current assets	17,702	22,190

Total current assets	314,525	307,556
Property, plant and equipment, net	350,153	357,187
Goodwill	277,209	274,897
Other assets	44,556	37,874

Total assets	$986,443	$977,514

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$31,037	$35,677
Accrued employment and benefit costs	24,818	40,875
Customer deposits and advances	39,328	69,789
Other current liabilities	32,797	33,718

Total current liabilities	127,980	180,059
Long-term borrowings	347,899	349,415
Accrued insurance	45,427	41,838
Other liabilities	48,625	46,485

Total liabilities	569,931	617,797

Commitments and contingencies

Partners’ capital:
Common Unitholders (35,318 and 35,228 units issued and outstanding at June 26, 2010 and September 26, 2009, respectively)	475,886	421,005
Accumulated other comprehensive loss	(59,374)	(61,288)

Total partners’ capital	416,512	359,717

Total liabilities and partners’ capital	$986,443	$977,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended
	June 26,	June 27,
	2010	2009
Revenues
Propane	$155,538	$139,571
Fuel oil and refined fuels	20,090	23,091
Natural gas and electricity	13,608	12,147
All other	8,834	9,563

	198,070	184,372
Costs and expenses
Cost of products sold	106,627	87,463
Operating	68,634	72,295
General and administrative	13,386	13,108
Depreciation and amortization	8,868	7,713

	197,515	180,579

Income before interest expense and provision for income taxes	555	3,793
Interest expense, net	6,808	10,068

Loss before provision for income taxes	(6,253)	(6,275)
Provision for income taxes	363	1,160

Net loss	$(6,616)	$(7,435)

Loss per Common Unit — basic	$(0.19)	$(0.23)

Weighted average number of Common Units outstanding — basic	35,383	32,859

Loss per Common Unit — diluted	$(0.19)	$(0.23)

Weighted average number of Common Units outstanding — diluted	35,383	32,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Nine Months Ended
	June 26,	June 27,
	2010	2009
Revenues
Propane	$758,410	$750,392
Fuel oil and refined fuels	120,648	142,420
Natural gas and electricity	59,311	66,521
All other	30,296	33,579

	968,665	992,912
Costs and expenses
Cost of products sold	505,452	469,952
Operating	221,629	236,206
General and administrative	47,381	45,671
Depreciation and amortization	23,094	21,867

	797,556	773,696

Income before loss on debt extinguishment, interest expense and provision for income taxes	171,109	219,216
Loss on debt extinguishment	9,473	—
Interest expense, net	20,599	28,913

Income before provision for income taxes	141,037	190,303
Provision for income taxes	890	2,184

Net income	$140,147	$188,119

Income per Common Unit — basic	$3.96	$5.73

Weighted average number of Common Units outstanding — basic	35,362	32,849

Income per Common Unit — diluted	$3.94	$5.70

Weighted average number of Common Units outstanding — diluted	35,587	33,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	June 26,	June 27,
	2010	2009
Cash flows from operating activities:
Net income	$140,147	$188,119
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	23,094	21,867
Loss on debt extinguishment	9,473	—
Other, net	4,838	4,080
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(19,410)	33,985
Decrease in inventories	15,716	22,088
Decrease in other current and noncurrent assets	1,833	17,301
(Decrease) in accounts payable	(4,701)	(26,532)
(Decrease) increase in accrued employment and benefit costs	(16,057)	9,503
(Decrease) in customer deposits and advances	(30,461)	(23,240)
Increase in accrued insurance	3,589	10,301
Increase (decrease) in other current and noncurrent liabilities	1,663	(33,974)

Net cash provided by operating activities	129,724	223,498

Cash flows from investing activities:
Capital expenditures	(12,991)	(13,836)
Acquisitions of businesses	(10,789)	—
Proceeds from sale of property, plant and equipment	3,016	3,965

Net cash (used in) investing activities	(20,764)	(9,871)

Cash flows from financing activities:
Repayments of long-term borrowings, including premium and fees	(256,510)	—
Repayments of short-term borrowings	—	(110,000)
Proceeds from long-term borrowings	247,840	100,000
Issuance costs associated with long-term borrowings	(5,018)	(5,543)
Partnership distributions	(88,419)	(79,683)

Net cash (used in) financing activities	(102,107)	(95,226)

Net increase in cash and cash equivalents	6,853	118,401
Cash and cash equivalents at beginning of period	163,173	137,698

Cash and cash equivalents at end of period	$170,026	$256,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’	Comprehensive
	Common Units	Unitholders	(Loss)	Capital	Income

Balance at September 26, 2009	35,228	$421,005	$(61,288)	$359,717
Net income		140,147		140,147	$140,147
Other comprehensive income:
Net unrealized losses on cash flow hedges			(1,700)	(1,700)	(1,700)
Amortization of net actuarial losses and prior service credits into earnings			3,614	3,614	3,614

Comprehensive income					$142,061

Partnership distributions		(88,419)		(88,419)
Common Units issued under
Restricted Unit Plans	90
Compensation cost recognized under
Restricted Unit Plans, net of forfeitures		3,153		3,153

Balance at June 26, 2010	35,318	$475,886	$(59,374)	$416,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)
1. Partnership Organization and Formation
Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 35,318,060 Common Units outstanding at June 26, 2010. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), adopted on October 19, 2006 following approval by Common Unitholders at the Partnership’s Tri-Annual Meeting and as thereafter amended by the Board of Supervisors on July 31, 2007, pursuant to the authority granted to the Board in the Partnership Agreement. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.
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
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US-GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates have been made by management in the areas of depreciation and amortization of long-lived assets, insurance and litigation reserves, pension and other postretirement benefit liabilities and costs, purchase accounting, valuation of derivative instruments, asset valuation assessments, tax valuation allowances, as well as the allowance for doubtful accounts. Actual results could differ from those estimates, making it reasonably possible that a change in these estimates could occur in the near term.
During the third quarter of fiscal 2010 the Partnership recorded a $1,800 adjustment to accelerate depreciation expense on certain assets taken out of service.
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

The notional amount of the Partnership’s net outstanding derivative instruments includes the following (gallons in thousands):

	As of
Transaction Type	June 26, 2010	September 26, 2009
Commodity Options	785	6,467
Commodity Futures	13,020	15,330
The following summarizes the gross fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheet as of June 26, 2010 and September 26, 2009, respectively:

	As of June 26, 2010		As of September 26, 2009
Asset Derivatives	Location	Fair Value	Location	Fair Value

Derivatives not designated as hedging instruments:
Commodity options	Other current assets	$3,200	Other current assets	$6,398
	Other assets	—	Other assets	241

Commodity futures	Other current assets	50	Other current assets	2,845
	Other assets	—	Other assets	248

		$3,250		$9,732

Liability Derivatives	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	$3,119	Other current liabilities	$3,351
	Other liabilities	2,772	Other liabilities	840

		$5,891		$4,191

Derivatives not designated as hedging instruments:
Commodity options	Other current liabilities	$1,445	Other current liabilities	$4,060
	Other liabilities	—	Other liabilities	175

Commodity futures	Other current liabilities	1,533	Other current liabilities	784

		$2,978		$5,019

As of June 26, 2010 and September 26, 2009, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately 5 months and 7 months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statement of operations for the three and nine months ended June 26, 2010 and June 27, 2009 are as follows:

	Three months ended June 26, 2010			Three months ended June 27, 2009
Derivatives in	Amount of Gains	Gains (Losses) Reclassified		Amount of Gains	Gains (Losses) Reclassified
Cash Flow	(Losses) Recognized in	from Accumulated OCI into		(Losses) Recognized	from Accumulated OCI into
Hedging	OCI (Effective	Income (Effective Portion)		in OCI (Effective	Income (Effective Portion)
Relationships	Portion)	Location	Amount	Portion)	Location	Amount

Interest rate swap	$(1,892)	Interest expense	$—	$816	Interest expense	$—

	$(1,892)		$—	$816		$—

		Amount of		Amount of
Derivatives Not		Unrealized		Unrealized
Designated as	Location of Gains	Gains (Losses)	Location of Gains	Gains (Losses)
Hedging	(Losses) Recognized	Recognized in	(Losses) Recognized	Recognized in
Instruments	in Income	Income	in Income	Income

Options	Cost of products sold	$212	Cost of products sold	$(1,220)
Futures	Cost of products sold	69	Cost of products sold	(4,928)

		$281		$(6,148)

	Nine months ended June 26, 2010			Nine months ended June 27, 2009
Derivatives in	Amount of Gains	Gains (Losses) Reclassified		Amount of Gains	Gains (Losses) Reclassified
Cash Flow	(Losses) Recognized in	from Accumulated OCI into		(Losses) Recognized	from Accumulated OCI into
Hedging	OCI (Effective	Income (Effective Portion)		in OCI (Effective	Income (Effective Portion)
Relationships	Portion)	Location	Amount	Portion)	Location	Amount

Interest rate swap	$(1,700)	Interest expense	$—	$231	Interest expense	$—

	$(1,700)		$—	$231		$—

		Amount of		Amount of
Derivatives Not		Unrealized		Unrealized
Designated as	Location of Gains	Gains (Losses)	Location of Gains	Gains (Losses)
Hedging	(Losses) Recognized	Recognized in	(Losses) Recognized	Recognized in
Instruments	in Income	Income	in Income	Income

Options	Cost of products sold	$(1,068)	Cost of products sold	$327
Futures	Cost of products sold	(3,791)	Cost of products sold	(1,159)

		$(4,859)		$(832)

Bank Debt and Senior Notes. The fair value of the Revolving Credit Facility (defined below) approximates the carrying value since the interest rates are periodically adjusted to reflect market conditions. Based upon quoted market prices, the fair value of the Partnership’s 2020 senior notes was $250,000 as of June 26, 2010 and $248,125 for the Partnership’s previously existing 2013 senior notes as of September 26, 2009.

4. Inventories
Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	June 26,	September 26,
	2010	2009

Propane, fuel oil and refined fuels and natural gas	$53,187	$67,512
Appliances and related parts	1,636	2,646

	$54,823	$70,158

5. Goodwill
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
The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

	As of
	June 26,	September 26,
	2010	2010

Propane	$264,871	$262,559
Fuel oil and refined fuels	4,438	4,438
Natural gas and electricity	7,900	7,900

	$277,209	$274,897

During the nine months ended June 26, 2010 the Partnership acquired the net assets of three propane businesses that were not considered material for disclosure purposes.
6. Net Income Per Common Unit
Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and restricted units granted under the restricted unit plans to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under the restricted unit plans. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 225,238 and 177,176 units for the nine months ended June 26, 2010 and June 27, 2009, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method. Diluted loss per unit for the three months ended June 26, 2010 and June 27, 2009 does not include unvested Restricted Units as their effect would be anti-dilutive.

7. Long-Term Borrowings
Long-term borrowings consist of the following:

	As of
	June 26,	September 26,
	2010	2009
7.375% senior notes, due March 15, 2020, net of unamortized discount of $2,155 and $-0-, respectively	$247,899	$—
6.875% senior notes, due December 15, 2013, net of unamortized discount of $-0- and $585, respectively	—	249,415
Revolving credit facility, due June 25, 2013	100,000	100,000

	$347,899	$349,415

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
On June 26, 2009, the Operating Partnership executed a Credit Agreement (the “Credit Agreement”) to provide a four-year $250,000 revolving credit facility (the “Revolving Credit Facility”). The Credit Agreement replaced the Operating Partnership’s previous credit facility, which provided for a $108,000 term loan (the “Term Loan”) and a separate $175,000 working capital facility both of which, as amended, were scheduled to mature in March 2010. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions until maturity on June 25, 2013. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. At closing, the Operating Partnership borrowed $100,000 under the Revolving Credit Facility and, along with cash on hand, repaid the $108,000 then outstanding under the Term Loan and terminated the previous credit facility. In addition, the Partnership has standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $58,481 primarily in support of retention levels under its self-insurance programs, which expire periodically through April 15, 2011. Therefore, as of June 26, 2010 the Partnership had available borrowing capacity of $91,519 under the Revolving Credit Facility.
Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of June 26, 2010, the interest rate for the Revolving Credit Facility was approximately 3.3%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.

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
On July 31, 2009 our Operating Partnership entered into an interest rate swap agreement with an effective date of March 31, 2010 and termination date of June 25, 2013. Under the interest rate swap agreement, the Operating Partnership will pay a fixed interest rate of 3.12% to the issuing lender on the notional principal amount outstanding, effectively fixing the LIBOR portion of the interest rate at 3.12%. In return, the issuing lender will pay to the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. This interest rate swap agreement replaced the previous interest rate swap agreement which terminated on March 31, 2010. The interest rate swaps have been designated as a cash flow hedge.
The Revolving Credit Facility and the 2020 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Revolving Credit Facility contains certain financial covenants (a) requiring the Partnership’s consolidated interest coverage ratio, as defined, to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined, of the Partnership from being greater than 4.5 to 1.0 as of the end of any fiscal quarter; and (c) prohibiting the Operating Partnership’s senior secured consolidated leverage ratio, as defined, from being greater than 3.0 to 1.0 as of the end of any fiscal quarter. Under the indenture governing the 2020 Senior Notes, the Partnership is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the 2020 Senior Notes and the Revolving Credit Facility as of June 26, 2010.
Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, long-term borrowings are capitalized within other assets and amortized on a straight-line basis over the term of the respective debt agreements. Other assets at June 26, 2010 and September 26, 2009 include debt origination costs with a net carrying amount of $9,644 and $7,136, respectively. In connection with the repurchase of the 2013 Senior Notes, $1,722 and $1,385 of debt origination costs were written-off in the second quarter of fiscal 2010 and the fourth quarter of fiscal 2009, respectively.
The aggregate amounts of long-term debt maturities subsequent to June 26, 2010 are as follows: 2010 through 2012: $-0-; 2013: $100,000; 2014: $-0-; and thereafter: $250,000.
8. Distributions of Available Cash
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
On July 23, 2010, the Board of Supervisors declared a quarterly distribution of $0.845 per Common Unit, or $3.38 per Common Unit on an annualized basis, in respect of the third quarter of fiscal 2010, payable on August 10, 2010 to holders of record on August 3, 2010. The annualized distribution represents an increase of $0.02 per Common Unit from the previous distribution rate, and a growth rate of 2.4% compared to the third quarter of fiscal 2009.

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
During the nine months ended June 26, 2010, the Partnership awarded 160,771 restricted units under the Restricted Unit Plans at an aggregate grant date fair value of $5,161. The following is a summary of activity for the Restricted Unit Plans for the nine months ended June 26, 2010:

		Weighted
		Average Grant
		Date Fair Value
	Units	Per Unit
Outstanding September 26, 2009	415,295	$28.89
Awarded	160,771	32.10
Forfeited	(3,943)	(30.18)
Issued	(90,106)	(30.37)

Outstanding June 26, 2010	482,017	$29.67

As of June 26, 2010, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $6,437. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1.8 years. Compensation expense recognized under the Restricted Unit Plans, net of forfeitures, for the three and nine months ended June 26, 2010 was $1,136 and $3,153, respectively, and $644 and $1,885 for the three and nine months ended June 27, 2009, respectively.
Long-Term Incentive Plan. The Partnership has a non-qualified, unfunded long-term incentive plan for officers and key employees (the “LTIP”) which provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period. The level of compensation earned under the LTIP is based on the market performance of the Partnership’s Common Units on the basis of total return to Unitholders (“TRU”) compared to the TRU of a predetermined peer group consisting solely of other master limited partnerships, approved by the Compensation Committee of the Board of Supervisors, over the same three-year performance period. As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense for the three and nine months ended June 26, 2010 was $432 and $2,052, respectively, and $1,639 and $3,591 for the three and nine months ended June 27, 2009, respectively. As of June 26, 2010 and September 26, 2009, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $5,252 and $6,558, respectively, related to estimated future payments under the LTIP.

10. Commitments and Contingencies
Self-Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of June 26, 2010 and September 26, 2009, the Partnership had accrued insurance liabilities of $55,517 and $52,248, respectively, representing the total estimated losses under these self-insurance programs. The Partnership is also involved in various legal actions that have arisen in the normal course of business, including those relating to commercial transactions and product liability. Although any litigation is inherently uncertain, based on the information currently available to the Partnership, management does not believe that existing legal actions will have a material adverse effect on the Partnership’s financial position or future results of operations, after considering its self-insurance reserves for known and unasserted claims, as well as existing insurance policies in force. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $18,226 and $14,812 as of June 26, 2010 and September 26, 2009, respectively.
Legal Matters. During the second quarter of fiscal 2010, the Partnership established a $1,400 liability for an unfavorable judgment in an uninsured legal matter, which was paid in the third quarter of fiscal 2010.
11. Guarantees
The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2017. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $9,404 as of June 26, 2010. The fair value of residual value guarantees for outstanding operating leases was de minimis as of June 26, 2010 and September 26, 2009.

12. Pension Plans and Other Postretirement Benefits
The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009

Interest cost	$1,876	$2,372	$5,628	$7,116
Expected return on plan assets	(2,020)	(2,301)	(6,060)	(6,904)
Recognized net actuarial loss	1,343	1,012	4,030	3,037

Net periodic benefit cost	$1,199	$1,083	$3,598	$3,249

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009

Service Cost	$2	$1	$6	$3
Interest cost	253	345	759	1,036
Amortization of prior service costs	(123)	(122)	(367)	(367)
Recognized net actuarial loss	(16)	(78)	(49)	(233)

Net periodic benefit cost	$116	$146	$349	$439

There are no projected minimum employer contribution requirements under ERISA laws for fiscal 2010 under our defined benefit pension plan. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2010 is $1,748, of which $1,078 has been contributed during the nine months ended June 26, 2010.
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

At the beginning of fiscal 2010, the Partnership adopted new accounting guidance concerning business combinations. Certain provisions of the guidance, in particular a provision related to the accounting for acquired tax benefits, are required to be applied regardless of when the business combination occurred. Therefore, to the extent the Partnership’s Corporate Entity generates taxable profits that enable the utilization of tax benefits acquired in prior business combinations, the corresponding reduction in the valuation allowance will be recorded as a reduction in the provision for income taxes. Previously, such valuation allowance reductions were recorded as a reduction to goodwill. At the beginning of fiscal 2010, the Partnership had a full valuation allowance of $45,462 against the net deferred tax assets. Of the total valuation allowance, $15,057 was established through purchase accounting for acquired tax benefits.
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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
Revenues:
Propane	$155,538	$139,571	$758,410	$750,392
Fuel oil and refined fuels	20,090	23,091	120,648	142,420
Natural gas and electricity	13,608	12,147	59,311	66,521
All other	8,834	9,563	30,296	33,579

Total revenues	$198,070	$184,372	$968,665	$992,912

Income before loss on debt extinguishment, interest expense and income taxes:
Propane	$22,010	$28,090	$220,688	$255,251
Fuel oil and refined fuels	(141)	(4,781)	14,703	19,078
Natural gas and electricity	2,119	2,530	9,338	11,552
All other	(4,604)	(4,153)	(12,817)	(10,905)
Corporate	(18,829)	(17,893)	(60,803)	(55,760)

Total income before loss on debt extinguishment, interest expense and income taxes	555	3,793	171,109	219,216

Reconciliation to income from continuing operations:
Loss on debt extinguishment	—	—	9,473	—
Interest expense, net	6,808	10,068	20,599	28,913
Provision for income taxes	363	1,160	890	2,184

Income from continuing operations	$(6,616)	$(7,435)	$140,147	$188,119

Depreciation and amortization:
Propane	$5,235	$4,072	$12,596	$11,704
Fuel oil and refined fuels	788	1,485	2,332	3,125
Natural gas and electricity	241	252	747	756
All other	295	146	420	331
Corporate	2,309	1,758	6,999	5,951

Total depreciation and amortization	$8,868	$7,713	$23,094	$21,867

	As of
	June 26,	September 26,
	2010	2009
Assets:
Propane	$694,482	$681,809
Fuel oil and refined fuels	60,690	83,416
Natural gas and electricity	20,093	17,540
All other	3,668	2,876
Corporate	295,491	279,854
Eliminations	(87,981)	(87,981)

Total assets	$986,443	$977,514

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
The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and nine months ended June 26, 2010. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 26, 2009.
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
Hedging and Risk Management Activities
We engage in hedging and risk management activities to reduce the effect of price volatility on our product costs and to ensure the availability of product during periods of short supply. We enter into propane forward and option agreements with third parties, and use fuel oil and crude oil futures and option contracts traded on the New York Mercantile Exchange (“NYMEX”), to purchase and sell propane, fuel oil and crude oil at fixed prices in the future. The majority of the futures, forward and option agreements are used to hedge price risk associated with propane and fuel oil physical inventory, as well as, in certain instances, forecasted purchases of propane or fuel oil. Forward contracts are generally settled physically at the expiration of the contract whereas futures and option contracts are generally settled in cash at the expiration of the contract. Although we use derivative instruments to reduce the effect of price volatility associated with priced physical inventory and forecasted transactions, we do not use derivative instruments for speculative trading purposes. Risk management activities are monitored by an internal Commodity Risk Management Committee, made up of five members of management and reporting to our Audit Committee, through enforcement of our Hedging and Risk Management Policy.
Critical Accounting Policies and Estimates
Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included within the Notes to Consolidated Financial Statements section of our Annual Report on Form 10-K for the fiscal year ended September 26, 2009.
Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring management to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US-GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We are also subject to risks and uncertainties that may cause actual results to differ from estimated results. Estimates are used when accounting for depreciation and amortization of long-lived assets, employee benefit plans, self-insurance and litigation reserves, allowances for doubtful accounts, purchase accounting, asset valuation assessments and valuation of derivative instruments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any effects on our financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known to us. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Supervisors.

Results of Operations and Financial Condition
Consistent with the seasonal nature of the propane and fuel oil businesses, we typically experience a net loss in our third fiscal quarter. Net loss for the three months ended June 26, 2010, narrowed to $6.6 million, or $0.19 per Common Unit, compared to a net loss of $7.4 million, or $0.23 per Common Unit, in the prior year third quarter. Net loss for the third quarter of fiscal 2010 included a non-cash charge of $1.8 million to accelerate depreciation expense on certain assets taken out of service. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the third quarter of fiscal 2010 amounted to $9.4 million, compared to $11.5 million in the prior year third quarter. Adjusted EBITDA (as defined and reconciled below) was $9.1 million for the third quarter of fiscal 2010, compared to $17.7 million in the prior year third quarter.
Retail propane gallons sold in the third quarter of fiscal 2010 decreased 5.2 million gallons, or 8.5%, to 56.0 million gallons compared to 61.2 million gallons in the prior year third quarter. Sales of fuel oil and other refined fuels decreased 3.1 million gallons, or 32.0%, to 6.6 million gallons during the third quarter of fiscal 2010 compared to 9.7 million gallons in the prior year third quarter. The decrease in volumes was primarily attributable to the ongoing weak economy. In addition, while not typically a factor impacting volumes for the third quarter, we experienced extreme warmer than normal temperatures throughout much of our service territories that began in March 2010 and carried into the third quarter of fiscal 2010, particularly in the northeast. Average temperatures in our northeast region were approximately 30% warmer than normal for the third quarter of fiscal 2010.
Revenues of $198.1 million increased $13.7 million, or 7.4%, compared to the prior year third quarter, primarily due to higher average selling prices associated with higher average product costs, offset to an extent by the lower volumes sold. Average posted prices for propane and fuel oil were 49.2% and 35.5% higher, respectively, compared to the prior year third quarter. Cost of products sold for the third quarter of fiscal 2010 of $106.6 million increased $19.1 million, or 21.8%, compared to $87.5 million in the prior year third quarter. Cost of products sold in the third quarter of fiscal 2010 included a $0.3 million unrealized (non-cash) gain attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $6.1 million unrealized (non-cash) loss in the prior year quarter; these unrealized gains and losses are excluded from Adjusted EBITDA for both periods in the table below.
Combined operating and general and administrative expenses of $82.0 million for the third quarter of fiscal 2010 were $3.4 million, or 4.0%, lower than the prior year third quarter, primarily due to lower variable compensation attributable to lower earnings, continued operating efficiencies at the field level, lower bad debt expense and savings in insurance costs.
Net interest expense decreased $3.3 million, or 32.7%, as a result of lower outstanding debt during the third quarter of fiscal 2010 compared to the prior year third quarter due to the $183.0 million debt reduction in the second half of fiscal 2009. During the third quarter of fiscal 2010, we closed on our second and third acquisitions of this fiscal year, expanding our service territory in strategic markets where we already have a strong presence. We funded these acquisitions, as well as all of our working capital needs, with cash on hand and we ended the third quarter of fiscal 2010 with more than $170.0 million of cash on the balance sheet.
On July 23, 2010, our Board of Supervisors declared the twenty-sixth increase (since our recapitalization in 1999) in our quarterly distribution from $0.84 to $0.845 per Common Unit for the three months ended June 26, 2010. On an annualized basis, this increased distribution rate equates to $3.38 per Common Unit, an increase of $0.02 per Common Unit from the previous distribution rate, and an increase of 2.4% compared to the third quarter of fiscal 2009. The $0.845 per Common Unit distribution will be paid on August 10, 2010 to Common Unitholders of record as of August 3, 2010.
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

Our anticipated cash requirements for the remainder of fiscal 2010 include: (i) maintenance and growth capital expenditures of approximately $12.0 million; (ii) interest payments of approximately $11.0 million; and (iii) cash distributions of approximately $29.8 million to our Common Unitholders based on the most recently increased quarterly distribution rate of $0.845 per Common Unit. Based on our current estimates of cash flow from operations and our cash position at the end of the third quarter of fiscal 2010, we do not anticipate the need to borrow under our credit facility to meet our working capital requirements for the remainder of fiscal 2010. As of June 26, 2010, there was unused borrowing capacity under our Revolving Credit Facility of $91.5 million after considering outstanding letters of credit of $58.5 million.
Three Months Ended June 26, 2010 Compared to Three Months Ended June 27, 2009
Revenues

	Three Months Ended			Percent
	June 26,	June 27,	Increase/	Increase/
(Dollars in thousands)	2010	2009	(Decrease)	(Decrease)
Revenues
Propane	$155,538	$139,571	$15,967	11.4%
Fuel oil and refined fuels	20,090	23,091	(3,001)	(13.0%)
Natural gas and electricity	13,608	12,147	1,461	12.0%
All other	8,834	9,563	(729)	(7.6%)

Total revenues	$198,070	$184,372	$13,698	7.4%

Total revenues increased $13.7 million, or 7.4%, to $198.1 million for the three months ended June 26, 2010 compared to $184.4 million for the three months ended June 27, 2009 as higher average selling prices associated with higher product costs were partially offset by lower volumes. The decline in volumes was primarily due to continued adverse economic conditions, coupled with the unfavorable impact of warmer average temperatures in the third quarter of fiscal 2010 compared to the prior year third quarter. Average temperatures across our service territories for the third quarter of fiscal 2010 were 16% warmer than normal and 9% warmer than the prior year third quarter. Moreover, average temperatures in our northeastern territories, which is where we have a high concentration of residential customers, were approximately 30% and 21% warmer than normal and the prior year third quarter, respectively.
Revenues from the distribution of propane and related activities of $155.5 million in the third quarter of fiscal 2010 increased $15.9 million, or 11.4%, compared to $139.6 million in the prior year third quarter, primarily due to higher average selling prices, partially offset by lower volumes. Average propane selling prices in the third quarter of fiscal 2010 increased 16.9% compared to the prior year third quarter due to higher product costs. Retail propane gallons sold in the third quarter of fiscal 2010 decreased 5.2 million gallons, or 8.5%, to 56.0 million gallons from 61.2 million gallons in the prior year third quarter. The volume decline was primarily attributable to adverse economic conditions and the aforementioned unfavorable weather. Additionally, included within the propane segment are revenues from wholesale and other propane activities of $13.6 million in the third quarter of fiscal 2010, which increased $6.7 million compared to the prior year third quarter.
Revenues from the distribution of fuel oil and refined fuels of $20.1 million in the third quarter of fiscal 2010 decreased $3.0 million, or 13.0%, from $23.1 million in the prior year third quarter, primarily due to lower volumes, partially offset by higher average selling prices. Fuel oil and refined fuels gallons sold in the third quarter of fiscal 2010 decreased 3.1 million gallons, or 32.0%, to 6.6 million gallons from 9.7 million gallons in the prior year third quarter. Lower volumes in our fuel oil and refined fuels segment were attributable to extremely warmer average temperatures in our northeast territories, as well as the impact of ongoing customer conservation driven by adverse economic conditions. As mentioned above, average temperatures in the northeast were approximately 30% and 21% warmer than normal and the prior year third quarter, respectively. Average selling prices in our fuel oil and refined fuels segment in the third quarter of fiscal 2010 increased 27.3% compared to the prior year third quarter due to higher product costs.

Revenues in our natural gas and electricity segment increased $1.5 million, or 12.0%, to $13.6 million in the third quarter of fiscal 2010 compared to $12.1 million in the prior year third quarter primarily as a result of higher electricity volumes. Revenues in our all other segment decreased 7.6% to $8.8 million in the third quarter of fiscal 2010 from $9.6 million in the prior year third quarter primarily due to reduced installation activities as a result of the market decline in residential and commercial construction and other adverse economic conditions.
Cost of Products Sold

	Three Months Ended			Percent
	June 26,	June 27,	Increase/	Increase/
(Dollars in thousands)	2010	2009	(Decrease)	(Decrease)
Cost of products sold
Propane	$80,507	$57,819	$22,688	39.2%
Fuel oil and refined fuels	13,773	19,255	(5,482)	(28.5%)
Natural gas and electricity	9,693	7,859	1,834	23.3%
All other	2,654	2,530	124	4.9%

Total cost of products sold	$106,627	$87,463	$19,164	21.9%

As a percent of total revenues	53.8%	47.4%
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
Average posted prices for propane and fuel oil in the third quarter of fiscal 2010 were 49.2% and 35.5% higher, respectively, compared to the prior year third quarter. Total cost of products sold increased $19.2 million, or 21.9%, to $106.6 million in the third quarter of fiscal 2010 compared to $87.5 million in the prior year third quarter due to higher average product costs resulting from the increase in commodity prices, partially offset by lower volumes sold and the favorable impact of non-cash mark-to-market adjustments from our risk management activities in the third quarter of fiscal 2010 compared to the prior year third quarter. Cost of products sold in the third quarter of fiscal 2010 included a $0.3 million unrealized (non-cash) gain representing the net change in the fair value of derivative instruments during the period, compared to a $6.1 million unrealized (non-cash) loss in the prior year third quarter, resulting in a decrease of $6.4 million in cost of products sold in the third quarter of fiscal 2010 compared to the prior year third quarter ($3.1 million decrease reported within the propane segment and $3.3 million decrease reported within the fuel oil and refined fuels segment).

Cost of products sold associated with the distribution of propane and related activities of $80.5 million in the third quarter of fiscal 2010 increased $22.7 million, or 39.2%, compared to the prior year third quarter. Higher average propane costs resulted in an increase of $26.3 million in cost of products sold during the third quarter of fiscal 2010 compared to the prior year third quarter. The impact of the sharp increase in commodity prices was partially offset by lower propane volumes which resulted in a $4.6 million decrease in cost of products sold during the third quarter of fiscal 2010 compared to the prior year third quarter. Cost of products sold from wholesale and other propane activities increased $4.1 million in the third quarter of fiscal 2010 compared to the prior year third quarter.
Cost of products sold associated with our fuel oil and refined fuels segment of $13.8 million in the third quarter of fiscal 2010 decreased $5.5 million, or 28.5%, compared to the prior year third quarter. Lower fuel oil volumes resulted in a decrease of $4.9 million in cost of products sold, partially offset by the impact of the increase in commodity prices, which resulted in a $2.7 million increase in cost of products sold during the third quarter of fiscal 2010 compared to the prior year third quarter.
Cost of products sold in our natural gas and electricity segment of $9.7 million in the third quarter of fiscal 2010 increased $1.8 million, or 23.3%, compared to the prior year third quarter primarily due to higher electricity volumes. Cost of products sold in our all other segment of $2.7 million was relatively flat compared to the prior year third quarter.
For the third quarter of fiscal 2010, total cost of products sold as a percent of total revenues increased 6.4 percentage points to 53.8% from 47.4% in the prior year third quarter. The increase in cost of products sold as a percentage of revenues was primarily attributable to the rapid and dramatic decline in wholesale propane and fuel oil product costs in the prior year that resulted in increased margins in the prior year third quarter which were not repeated in the current year third quarter due to the rise in wholesale propane and fuel oil product costs in the current year. Therefore, the declining commodity price environment in the prior year contributed to a reduction in product costs that outpaced the decline in average selling prices. Conversely, the volatile and rising commodity price environment in the current fiscal year presented challenges in managing pricing and, as a result, average product costs increased at a faster pace than average selling prices in the third quarter of fiscal 2010.
Operating Expenses

	Three Months Ended
	June 26,	June 27,		Percent
(Dollars in thousands)	2010	2009	Decrease	Decrease
Operating expenses	$68,634	$72,295	$(3,661)	(5.1%)
As a percent of total revenues	34.7%	39.2%
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
Operating expenses of $68.6 million in the third quarter of fiscal 2010 decreased $3.7 million, or 5.1%, compared to $72.3 million in the prior year third quarter as a result of lower variable compensation associated with lower earnings, lower payroll and benefit related expenses resulting from operating efficiencies, lower bad debt expense and savings in insurance costs.

General and Administrative Expenses

	Three Months Ended
	June 26,	June 27,		Percent
(Dollars in thousands)	2010	2009	Increase	Increase
General and administrative expenses	$13,386	$13,108	$278	2.1%
As a percent of total revenues	6.8%	7.1%
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
General and administrative expenses of $13.4 million for third quarter of fiscal 2010 were relatively flat compared to the prior year third quarter as savings from lower variable compensation associated with lower earnings were more than offset by higher professional services costs and higher advertising costs.
Depreciation and Amortization

	Three Months Ended
	June 26,	June 27,		Percent
(Dollars in thousands)	2010	2009	Increase	Increase
Depreciation and amortization	$8,868	$7,713	$1,155	15.0%
As a percent of total revenues	4.5%	4.2%
Depreciation and amortization expense of $8.9 million for the third quarter of fiscal 2010 increased $1.2 million compared to $7.7 million in the prior year third quarter as a result of accelerating depreciation expense for certain assets retired.
Interest Expense, net

	Three Months Ended
	June 26,	June 27,		Percent
(Dollars in thousands)	2010	2009	Decrease	Decrease
Interest expense, net	$6,808	$10,068	$(3,260)	(32.4%)
As a percent of total revenues	3.4%	5.5%
Net interest expense of $6.8 million for the third quarter of fiscal 2010 decreased $3.2 million compared to $10.1 million in the prior year third quarter due to the reduction of $183.0 million in long-term borrowings during the second half of fiscal 2009. See Liquidity and Capital Resources below for additional discussion on the reduction in long-term borrowings.
Net Loss and EBITDA
Net loss for the third quarter of fiscal 2010 amounted to $6.6 million, or $0.19 per Common Unit, compared to a net loss of $7.4 million, or $0.23 per Common Unit, in the prior year third quarter. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the third quarter of fiscal 2010 amounted to $9.4 million, compared to $11.5 million in the prior year third quarter.

EBITDA represents income before deducting interest expense, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA excluding the unrealized net gain or loss on mark-to-market activity for derivative instruments and loss on debt extinguishment. Our management uses EBITDA as a measure of liquidity and we disclose it because we believe that it provides our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. In addition, certain of our incentive compensation plans covering executives and other employees utilize Adjusted EBITDA as the performance target. Moreover, our revolving credit agreement requires us to use Adjusted EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA and Adjusted EBITDA are not recognized terms under US-GAAP and should not be considered as an alternative to net income or net cash (used in) provided by operating activities determined in accordance with US-GAAP. Because EBITDA and Adjusted EBITDA as determined by us excludes some, but not all, items that affect net income, they may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other companies.
The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of Adjusted EBITDA, as so calculated, to our net cash provided by operating activities:

	Three Months Ended
	June 26,	June 27,
(Dollars in thousands)	2010	2009
Net loss	$(6,616)	$(7,435)
Add:
Provision for income taxes	363	1,160
Interest expense, net	6,808	10,068
Depreciation and amortization	8,868	7,713

EBITDA	9,423	11,506
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(281)	6,148

Adjusted EBITDA	9,142	17,654
Add (subtract):
Provision for income taxes — current	(363)	(240)
Interest expense, net	(6,808)	(10,068)
Unrealized (non-cash) gains (losses) on changes in fair value of derivatives	281	(6,148)
Compensation cost recognized under Restricted Unit Plans	1,136	644
Loss (gain) on disposal of property, plant and equipment, net	283	(147)
Changes in working capital and other assets and liabilities	68,722	62,851

Net cash provided by operating activities	$72,393	$64,546

Nine Months Ended June 26, 2010 Compared to Nine Months Ended June 27, 2009
Revenues

	Nine Months Ended			Percent
	June 26,	June 27,	Increase/	Increase/
(Dollars in thousands)	2010	2009	(Decrease)	(Decrease)
Revenues
Propane	$758,410	$750,392	$8,018	1.1%
Fuel oil and refined fuels	120,648	142,420	(21,772)	(15.3%)
Natural gas and electricity	59,311	66,521	(7,210)	(10.8%)
All other	30,296	33,579	(3,283)	(9.8%)

Total revenues	$968,665	$992,912	$(24,247)	(2.4%)

Total revenues decreased $24.2 million, or 2.4%, to $968.7 million for the nine months ended June 26, 2010 compared to $992.9 million for the nine months ended June 27, 2009 due to lower volumes, partially offset by higher average selling prices associated with higher product costs. Volumes were lower than the prior year period due to the negative impact of continued adverse economic conditions, particularly on our commercial and industrial accounts, as well as ongoing customer conservation efforts and the unfavorable impact of warmer average temperatures. On an overall basis, average temperatures in our service territories during the first nine months of fiscal 2010 were 4% warmer than the comparable prior year period. In our northeastern territories, which is where we have a higher concentration of residential propane customers and all of our fuel oil customers, average temperatures during the first nine months of fiscal 2010 were 8% warmer than the comparable prior year period.
Revenues from the distribution of propane and related activities of $758.4 million in the first nine months of fiscal 2010 increased $8.0 million, or 1.1%, compared to $750.4 million in the prior year period as a result of higher average selling prices associated with higher product costs, partially offset by lower volumes, particularly in our commercial and industrial accounts. Average propane selling prices in the first nine months of fiscal 2010 increased 9.0% compared to the prior year period due to higher product costs, thereby having a positive impact on revenues. This increase was partially offset by lower retail propane gallons sold in the first nine months of fiscal 2010 which decreased 24.3 million gallons, or 8.2%, to 270.5 million gallons from 294.8 million gallons in the prior year period. The volume decline was primarily attributable to lower commercial and industrial volumes resulting from adverse economic conditions, an unfavorable weather pattern and, to a lesser extent, continued customer conservation. Lower volumes sold in the non-residential customer base accounted for approximately 60% of the decline in propane sales volume. Additionally, included within the propane segment are revenues from wholesale and other propane activities of $39.4 million in the first nine months of fiscal 2010, which increased $7.7 million compared to the prior year period.
Revenues from the distribution of fuel oil and refined fuels of $120.6 million in the first nine months of fiscal 2010 decreased $21.8 million, or 15.3%, from $142.4 million in the prior year period, primarily due to lower volumes, partially offset by higher average selling prices. Fuel oil and refined fuels gallons sold in the first nine months of fiscal 2010 decreased 12.5 million gallons, or 24.6%, to 38.1 million gallons from 50.5 million gallons in the prior year period. Lower volumes in our fuel oil and refined fuels segment were attributable to the aforementioned warmer average temperatures in the northeast region, as well as the impact of ongoing customer conservation driven by adverse economic conditions. Average selling prices in our fuel oil and refined fuels segment in the first nine months of fiscal 2010 increased 12.2% compared to the prior year period due to higher product costs, thereby having a positive impact on revenues.

Revenues in our natural gas and electricity segment decreased $7.2 million, or 10.8%, to $59.3 million in the first nine months of fiscal 2010 compared to $66.5 million in the prior year period primarily as a result of lower natural gas average selling prices and volumes. Revenues in our all other segment decreased 9.8% to $30.3 million in the first nine months of fiscal 2010 from $33.6 million in the prior year period primarily due to reduced installation activities as a result of the market decline in residential and commercial construction and other adverse economic conditions.
Cost of Products Sold

	Nine Months Ended			Percent
	June 26,	June 27,	Increase/	Increase/
(Dollars in thousands)	2010	2009	(Decrease)	(Decrease)
Cost of products sold
Propane	$371,833	$316,905	$54,928	17.3%
Fuel oil and refined fuels	80,979	94,772	(13,793)	(14.6%)
Natural gas and electricity	43,867	49,707	(5,840)	(11.7%)
All other	8,773	8,568	205	2.4%

Total cost of products sold	$505,452	$469,952	$35,500	7.6%

As a percent of total revenues	52.2%	47.3%
Cost of products sold increased $35.5 million, or 7.6%, to $505.5 million in the first nine months of fiscal 2010 compared to $470.0 million in the prior year period due to higher average product costs and, to a lesser extent, the unfavorable impact of non-cash mark-to-market adjustments from our risk management activities in the first nine months of fiscal 2010 compared to the prior year period, partially offset by lower volumes sold. Average posted prices for propane and fuel oil in the first nine months of fiscal 2010 were 55.4% and 29.7% higher, respectively, compared to the prior year period. Cost of products sold in the first nine months of fiscal 2010 included a $4.9 million unrealized (non-cash) loss representing the net change in the fair value of derivative instruments during the period, compared to a $0.8 million unrealized (non-cash) loss in the prior year period resulting in an increase of $4.1 million in cost of products sold in the first nine months of fiscal 2010 compared to the prior year period ($0.2 million increase reported within the propane segment and $3.9 million increase reported within the fuel oil and refined fuels segment).
Cost of products sold associated with the distribution of propane and related activities of $371.8 million in the first nine months of fiscal 2010 increased $54.9 million, or 17.3%, compared to the prior year period. Higher propane product costs resulted in an increase of $73.0 million in cost of products sold in the first nine months of fiscal 2010 compared to the prior year period. This increase was partially offset by lower propane volumes, which resulted in a decrease of $26.3 million in cost of products sold in the first nine months of fiscal 2010 compared to the prior year period. Cost of products sold from wholesale and other propane activities increased $8.0 million compared to the prior year period.
Cost of products sold associated with our fuel oil and refined fuels segment of $81.0 million in the first nine months of fiscal 2010 decreased $13.8 million, or 14.6%, compared to the prior year period primarily due to lower volumes, offset to an extent by higher product costs and the unfavorable impact of non-cash mark-to-market adjustments from our risk management activities. Lower fuel oil volumes resulted in a decrease of $22.9 million in cost of products sold, and higher product costs resulted in an increase of $5.2 million in cost of products sold during the first nine months of fiscal 2010 compared to the prior year period.
Cost of products sold in our natural gas and electricity segment of $43.9 million in the first nine months of fiscal 2010 decreased $5.8 million, or 11.7%, compared to the prior year period primarily due to lower natural gas volumes. Cost of products sold in our all other segment of $8.8 million was relatively flat compared to the prior year period.

For the first nine months of fiscal 2010, total cost of products sold as a percent of total revenues increased 4.9 percentage points to 52.2% from 47.3% in the prior year period. The increase in cost of products sold as a percentage of revenues was primarily attributable to the favorable margins reported in the first nine months of the prior year that were attributable to the declining commodity price environment during that period, which situation was not repeated in the first nine months of the current year due to the rising commodity price environment in the current year. The declining commodity price environment in the first half of the prior year favorably impacted our risk management activities in the first nine months of fiscal 2009, and contributed to a reduction in product costs that outpaced the decline in average selling prices. Conversely, the volatile and rising commodity price environment in the current fiscal year presented challenges in managing pricing and, as a result, average product costs increased at a faster pace than average selling prices in the first nine months of fiscal 2010.
Operating Expenses

	Nine Months Ended
	June 26,	June 27,		Percent
(Dollars in thousands)	2010	2009	Decrease	Decrease
Operating expenses	$221,629	$236,206	$(14,577)	(6.2%)
As a percent of total revenues	22.9%	23.8%
Operating expenses of $221.6 million in the first nine months of fiscal 2010 decreased $14.6 million, or 6.2%, compared to $236.2 million in the prior year period as a result of lower variable compensation associated with lower earnings, lower payroll and benefit related expenses resulting from operating efficiencies, and lower insurance costs.
General and Administrative Expenses

	Nine Months Ended
	June 26,	June 27,		Percent
(Dollars in thousands)	2010	2009	Increase	Increase
General and administrative expenses	$47,381	$45,671	$1,710	3.7%
As a percent of total revenues	4.9%	4.6%
General and administrative expenses of $47.4 million for first nine months of fiscal 2010 increased $1.7 million, or 3.7%, compared to $45.7 million in the prior year period as savings from lower variable compensation associated with lower earnings were more than offset by an unfavorable judgment in an uninsured legal matter and higher advertising costs.
Depreciation and Amortization

	Nine Months Ended
	June 26,	June 27,		Percent
(Dollars in thousands)	2010	2009	Increase	Increase
Depreciation and amortization	$23,094	$21,867	$1,227	5.6%
As a percent of total revenues	2.4%	2.2%
Depreciation and amortization expense of $23.1 million for the first nine months of fiscal 2010 increased $1.2 million, or 5.6%, compared to $21.9 million in the prior year period as a result of accelerating depreciation expense in the third quarter of fiscal 2010 for certain assets retired.

Interest Expense, net

	Nine Months Ended
	June 26,	June 27,		Percent
(Dollars in thousands)	2010	2009	Decrease	Decrease
Interest expense, net	$20,599	$28,913	$(8,314)	(28.8%)
As a percent of total revenues	2.1%	2.9%
Net interest expense of $20.6 million for the first nine months of fiscal 2010 decreased $8.3 million compared to $28.9 million in the prior year period due to the reduction of $183.0 million in long-term borrowings during the second half of fiscal 2009. See Liquidity and Capital Resources below for additional discussion on the reduction in long-term borrowings.
Net Income and EBITDA
Net income for the first nine months of fiscal 2010 amounted to $140.1 million, or $3.96 per Common Unit, a decrease of $48.0 million, or $1.77 per Common Unit, compared to the prior year period’s net income of $188.1 million, or $5.73 per Common Unit. EBITDA amounted to $184.7 million for the first nine months of fiscal 2010 compared to $241.1 million in the prior year period. Net income and EBITDA for the first nine months of fiscal 2010 included a loss on debt extinguishment of $9.5 million associated with the senior debt refinancing completed during March 2010.
The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of Adjusted EBITDA, as so calculated, to our net cash provided by operating activities:

	Nine Months Ended
	June 26,	June 27,
(Dollars in thousands)	2010	2009

Net income	$140,147	$188,119
Add:
Provision for income taxes	890	2,184
Interest expense, net	20,599	28,913
Depreciation and amortization	23,094	21,867

EBITDA	184,730	241,083
Unrealized (non-cash) losses on changes in fair value of derivatives	4,859	832
Loss on debt extinguishment	9,473	—

Adjusted EBITDA	199,062	241,915
Add (subtract):
Provision for income taxes — current	(890)	(804)
Interest expense, net	(20,599)	(28,913)
Unrealized (non-cash) (losses) on changes in fair value of derivatives	(4,859)	(832)
Compensation cost recognized under Restricted Unit Plans	3,153	1,885
Loss (gain) on disposal of property, plant and equipment, net	149	(770)
Changes in working capital and other assets and liabilities	(46,292)	11,017

Net cash provided by operating activities	$129,724	$223,498

Liquidity and Capital Resources
Analysis of Cash Flows
Operating Activities. Net cash provided by operating activities for the first nine months of fiscal 2010 was $129.7 million, compared to net cash provided by operating activities of $223.5 million for the first nine months of the prior year period. The decrease in net cash provided by operating activities was primarily attributable to the increase in propane and fuel oil commodity prices that resulted in a larger investment in working capital, coupled with a decrease in earnings in the first nine months of fiscal 2010 compared to the first nine months of the prior year period. Despite the year over year increase in working capital requirements, we continued to fund working capital through cash on hand without the need to access the revolving credit facility.
Investing Activities. Net cash used in investing activities of $20.8 million for the first nine months of fiscal 2010 consisted of capital expenditures of $13.0 million (including $6.9 million for maintenance expenditures and $6.1 million to support the growth of operations), and business acquisitions of $10.8 million, partially offset by $3.0 million in net proceeds from the sale of property, plant and equipment. Net cash used in investing activities of $9.9 million for the first nine months of fiscal 2009 consisted of capital expenditures of $13.8 million (including $6.4 million for maintenance expenditures and $7.4 million to support the growth of operations), partially offset by $3.9 million in net proceeds from the sale of property, plant and equipment.
Financing Activities. Net cash used in financing activities for the first nine months of fiscal 2010 of $102.1 million reflects quarterly distributions to Common Unitholders at a rate of $0.830 per Common Unit paid in respect of the fourth quarter of fiscal 2009, $0.835 per Common Unit paid in respect of the first quarter of fiscal 2010 and $0.840 per Common Unit paid in respect of the second quarter of fiscal 2010. In addition, financing activities for the first nine months of fiscal 2010 reflects the repurchase of $250.0 million aggregate principal amount of our 6.875% senior notes due 2013 for $256.5 million (including repurchase premiums and fees), which was substantially funded by the net proceeds of $247.8 million from the issuance of 7.375% senior notes due 2020, as well as the $5.0 million payment of debt issuance costs associated with the issuance of the 2020 senior notes.
Net cash used in financing activities for the first nine months of fiscal 2009 of $95.2 million reflects quarterly distributions to Common Unitholders at a rate of $0.805 per Common Unit paid in respect of the fourth quarter of fiscal 2008, $0.810 per Common Unit paid in respect of the first quarter of fiscal 2009 and $0.815 per Common Unit paid in respect of the second quarter of fiscal 2009, as well as repayment of $110.0 million under our term loan, which was substantially funded by the net proceeds from long-term borrowings under the new revolving credit facility, as well as the $5.5 million payment of debt issuance costs associated with the revolving credit facility executed on June 26, 2009.
Summary of Long-Term Debt Obligations and Revolving Credit Lines
On March 23, 2010, we completed a public offering of $250.0 million in aggregate principal amount of 7.375% senior notes due 2020 (the “2020 Senior Notes”). The 2020 Senior Notes were issued at 99.136% of the principal amount. The net proceeds from the issuance, along with cash on hand, were used to repurchase the 6.875% senior notes due 2013 (the “2013 Senior Notes”) on March 23, 2010 through a redemption and tender offer. In connection with the repurchase of the 2013 Senior Notes, we recognized a loss on the extinguishment of debt of $9.5 million in the second quarter of fiscal 2010, consisting of $7.2 million for the repurchase premium and related fees, as well as the write-off of $2.3 million in unamortized debt origination costs and unamortized discount.

As of June 26, 2010, our long-term borrowings and revolving credit lines consist of the 2020 Senior Notes and a $250.0 million senior secured revolving credit facility at the Operating Partnership level (the “Revolving Credit Facility”). The Revolving Credit Facility was executed on June 26, 2009 and replaced the Operating Partnership’s previous credit facility which, as amended, provided for a $108.0 million term loan (the “Term Loan”) and a separate $175.0 million working capital facility both of which were scheduled to mature in March 2010. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions until maturity on June 25, 2013. Our Operating Partnership has the right to prepay loans under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. At closing, the Operating Partnership borrowed $100.0 million under the Revolving Credit Facility and, with cash on hand, repaid the $108.0 million then outstanding under the Term Loan and terminated the previous credit agreement. We have standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $58.5 million primarily in support of retention levels under our self-insurance programs, which expire periodically through April 15, 2011. Therefore, as of June 26, 2010 we had available borrowing capacity of $91.5 million under the Revolving Credit Facility.
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
Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at our Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon our ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of June 26, 2010, the interest rate for the Revolving Credit Facility was approximately 3.3%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.
On July 31, 2009, our Operating Partnership entered into an interest rate swap agreement with an effective date of March 31, 2010 and a termination date of June 25, 2013. Under the interest rate swap agreement, our Operating Partnership will pay a fixed interest rate of 3.12% to the issuing lender on the notional principal amount outstanding, effectively fixing the LIBOR portion of the interest rate at 3.12%. In return, the issuing lender will pay to our Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. This interest rate swap agreement replaced the previous interest rate swap agreement which terminated on March 31, 2010.
The Revolving Credit Facility and the 2020 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Revolving Credit Facility contains certain financial covenants (a) requiring the consolidated interest coverage ratio, as defined, at the Partnership level to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined, at the Partnership level from being greater than 4.5 to 1.0 as of the end of any fiscal quarter; and (c) prohibiting the senior secured consolidated leverage ratio, as defined, of the Operating Partnership from being greater than 3.0 to 1.0 as of the end of any fiscal quarter. Under the 2020 Senior Note indenture, we are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We were in compliance with all covenants and terms of the 2020 Senior Notes and the Revolving Credit Facility as of June 26, 2010.
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

On July 26, 2010, we announced a quarterly distribution of $0.845 per Common Unit, or $3.38 on an annualized basis, in respect of the third quarter of fiscal 2010 payable on August 10, 2010 to holders of record on August 3, 2010. The annualized distribution represents an increase of $0.02 per Common Unit from the previous distribution rate, representing the twenty-sixth increase since our recapitalization in 1999 and a growth rate of 2.4% in the quarterly distribution rate compared to the third quarter of fiscal 2009.
Other Commitments
We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000. At June 26, 2010, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $16.7 million and $20.8 million, respectively.
We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At June 26, 2010, we had accrued insurance liabilities of $55.5 million, and an insurance recovery asset of $18.2 million related to the amount of the liability expected to be covered by insurance carriers.
Off-Balance Sheet Arrangements
Guarantees
We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2017. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $9.4 million as of June 26, 2010. The fair value of residual value guarantees for outstanding operating leases was de minimis as of June 26, 2010 and September 26, 2009.
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
Interest Rate Risk
A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the total of debt to EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. The interest rate swaps have been designated as a cash flow hedge. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At June 26, 2010, the fair value of the interest rate swaps was $5.9 million representing an unrealized loss and is included within other current liabilities and other liabilities, as applicable, with a corresponding debit in OCI.
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
At June 26, 2010, the fair value of derivative instruments described above resulted in derivative assets (unrealized gains) of $3.3 million and derivative liabilities (unrealized losses) of $3.0 million.
Sensitivity Analysis
In an effort to estimate our exposure to unfavorable market price changes in commodities related to our open positions under derivative instruments, we developed a model that incorporates the following data and assumptions:
A.	The fair value of open positions as of June 26, 2010.
B.	The estimated forward market prices as of June 26, 2010 as derived from the NYMEX for traded commodities.
C.
The market prices determined in B. above were adjusted adversely by a hypothetical 10% change in the forward prices and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, a hypothetical 10% adverse change in market prices for which futures and option contracts exists indicates potential future losses in future earnings of $2.6 million as of June 26, 2010. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 26, 2009. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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
The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of June 26, 2010. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of June 26, 2010, such disclosure controls and procedures were effective to provide the reasonable assurance described above.
There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 26, 2010 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II

ITEM 6.	EXHIBITS
(a)	Exhibits

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

101.INS	XBRL Instance Document (Furnished herewith). *

101.SCH	XBRL Taxonomy Extension Schema Document (Furnished herewith). *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Furnished herewith). *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Furnished herewith). *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Furnished herewith). *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Furnished herewith). *

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these actions.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUBURBAN PROPANE PARTNERS, L.P.

August 5, 2010 Date	By:	/s/ MICHAEL A. STIVALA Michael A. Stivala Chief Financial Officer

August 5, 2010 Date	By:	/s/ MICHAEL A. KUGLIN Michael A. Kuglin
Controller and Chief Accounting Officer