Form 10-K
period 2010-09-25
SUBURBAN PROPANE PARTNERS LP
filed 2010-11-24
CIK 1005210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 25, 2010

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
(do not check if a smaller reporting company)
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The aggregate market value as of March 26, 2010 of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($46.75 per unit), was approximately $1,649,823,000.

Documents Incorporated by Reference: None	Total number of pages (excluding Exhibits): 125

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

•	The ability of the Partnership to acquire and maintain reliable transportation for its propane, fuel oil and other refined fuels;

•	The ability of the Partnership to retain customers or acquire new customers;

•	The impact of customer conservation, energy efficiency and technology advances on the demand for propane, fuel oil and other refined fuels, natural gas and electricity;

•	The ability of management to continue to control expenses;

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

•
Other risks referenced from time to time in filings with the Securities and Exchange Commission (“SEC”) and those factors listed or incorporated by reference into this Annual Report under “Risk Factors.”

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

PART I
ITEM 1. BUSINESS
Development of Business
Suburban Propane Partners, L.P. (the “Partnership”), a publicly traded Delaware limited partnership, is a nationwide marketer and distributor of a diverse array of products meeting the energy needs of our customers. We specialize in the distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In support of our core marketing and distribution operations, we install and service a variety of home comfort equipment, particularly in the areas of heating and ventilation. We believe, based on LP/Gas Magazine dated February 2010, that we are the fifth largest retail marketer of propane in the United States, measured by retail gallons sold in the calendar year 2009. As of September 25, 2010, we were serving the energy needs of approximately 800,000 active residential, commercial, industrial and agricultural customers through approximately 300 locations in 30 states located primarily in the east and west coast regions of the United States, including Alaska. We sold approximately 317.9 million gallons of propane and 43.2 million gallons of fuel oil and refined fuels to retail customers during the year ended September 25, 2010. Together with our predecessor companies, we have been continuously engaged in the retail propane business since 1928.
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
In addition to the GP Exchange Transaction, the Partnership adopted the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), which amended the previous partnership agreement to, among other things, effectuate the GP Exchange Transaction. Under the Partnership Agreement, the General Partner will continue to be the general partner of both the Partnership and the Operating Partnership, but its general partner interests will have no economic value (which means that such general partner interests do not entitle the holder thereof to any cash distributions of either partnership, or to any cash payment upon the liquidation of either partnership, or any other economic rights in either partnership). Following the GP Exchange Transaction and the consummation of the Distribution Agreement, the sole member of the General Partner is the Chief Executive Officer of the Partnership and the General Partner holds 784 Common Units received in the GP Exchange Transaction. The Partnership continues to own (directly and indirectly) all of the limited partner interests in the Operating Partnership. Additionally, under the Partnership Agreement no IDRs are outstanding and no provisions for future IDRs are contained in the Partnership Agreement. The Common Units represent 100% of the limited partner interests in the Partnership.

Subsidiaries of the Operating Partnership include Suburban Sales and Service, Inc. (the “Service Company”), which conducts a portion of the Partnership’s service work and appliance and parts businesses. The Service Company is the sole member of Gas Connection, LLC (d/b/a HomeTown Hearth & Grill), and Suburban Franchising, LLC. HomeTown Hearth & Grill sells and installs natural gas and propane gas grills, fireplaces and related accessories and supplies through two retail stores in the northwest and northeast regions as of September 25, 2010. Suburban Franchising creates and develops propane related franchising business opportunities.
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
Suburban Energy Finance Corporation, a direct wholly-owned subsidiary of the Partnership, was formed on November 26, 2003 to serve as co-issuer, jointly and severally with the Partnership, of the Partnership’s unsecured 6.875% senior notes due December 2013 (all of which were repurchased by the Partnership on March 23, 2010) and, subsequently, of the Partnership’s unsecured 7.375% senior notes issued on March 23, 2010 and due March 15, 2020. Suburban Energy Finance Corporation has nominal assets and conducts no business operations.
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
Upon written request or through a link from our website at www.suburbanpropane.com, we will provide, without charge, copies of our Annual Report on Form 10-K for the year ended September 25, 2010, each of the Quarterly Reports on Form 10-Q, current reports filed or furnished on Form 8-K and all amendments to such reports as soon as is reasonably practicable after such reports are electronically filed with or furnished to the SEC. Requests should be directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.
Our Strategy
Our business strategy is to deliver increasing value to our Unitholders through initiatives, both internal and external, that are geared toward achieving sustainable profitable growth and increased quarterly distributions. The following are key elements of our strategy:
Internal Focus on Driving Operating Efficiencies, Right-Sizing Our Cost Structure and Enhancing Our Customer Mix. We focus internally on improving the efficiency of our existing operations, managing our cost structure and improving our customer mix. Through investments in our technology infrastructure, we continue to seek to improve operating efficiencies and the return on assets employed. We have developed a streamlined operating footprint and management structure to facilitate effective resource planning and decision making. Our internal efforts are particularly focused in the areas of route optimization, forecasting customer usage, inventory control, cash management and customer tracking.

Growing Our Customer Base by Improving Customer Retention and Acquiring New Customers. We set clear objectives to focus our employees on seeking new customers and retaining existing customers by providing highly responsive customer service. We believe that customer satisfaction is a critical factor in the growth and success of our operations. “Our Business is Customer Satisfaction” is one of our core operating philosophies. We measure and reward our customer service centers based on a combination of profitability of the individual customer service center and net customer growth.
Selective Acquisitions of Complementary Businesses or Assets. Externally, we seek to extend our presence or diversify our product offerings through selective acquisitions. Our acquisition strategy is to focus on businesses with a relatively steady cash flow that will extend our presence in strategically attractive markets, complement our existing business segments or provide an opportunity to diversify our operations with other energy-related assets. While we are active in this area, we are also very patient and deliberate in evaluating acquisition candidates. During fiscal 2010, we completed four acquisitions of mid-sized propane operations in markets in which we already have a strong presence. These acquisitions complemented our existing operations, expanded our customer base and, with our focus on operational efficiencies, provided synergies through the blending of operations and assets into our existing facilities. There were no acquisitions completed during fiscal 2009 or 2008.
Selective Disposition of Non-Strategic Assets. We continuously evaluate our existing facilities to identify opportunities to optimize our return on assets by selectively divesting operations in slower growing markets, generating proceeds that can be reinvested in markets that present greater opportunities for growth. Our objective is to maximize the growth and profit potential of all of our assets. In that regard, in fiscal 2008 we completed the sale of our Tirzah, South Carolina underground granite propane storage cavern, and associated 62-mile pipeline, for approximately $53.7 million in net proceeds.
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

Product Distribution and Marketing
We distribute propane through a nationwide retail distribution network consisting of approximately 300 locations in 30 states as of September 25, 2010. Our operations are concentrated in the east and west coast regions of the United States, including Alaska. As of September 25, 2010, we serviced approximately 644,000 active propane customers. Typically, our customer service centers are located in suburban and rural areas where natural gas is not readily available. Generally, these customer service centers consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. Most of our residential customers receive their propane supply through an automatic delivery system. These deliveries are scheduled through computer technology, based upon each customer’s historical consumption patterns and prevailing weather conditions. Additionally, as is common practice in the industry, we offer our customers a budget payment plan whereby the customer’s estimated annual propane purchases and service contracts are paid for in a series of estimated equal monthly payments over a twelve-month period. From our customer service centers, we also sell, install and service equipment to customers who purchase propane from us including heating and cooking appliances, hearth products and supplies and, at some locations, propane fuel systems for motor vehicles.
We sell propane primarily to six customer markets: residential, commercial, industrial (including engine fuel), agricultural, other retail users and wholesale. Approximately 97% of the propane gallons sold by us in fiscal 2010 were to retail customers: 45% to residential customers, 28% to commercial customers, 7% to industrial customers, 5% to agricultural customers and 15% to other retail users. The balance of approximately 3% of the propane gallons sold by us in fiscal 2010 was for risk management activities and wholesale customers. No single customer accounted for 10% or more of our propane revenues during fiscal 2010.
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
Supply
Our propane supply is purchased from approximately 57 oil companies and natural gas processors at approximately 110 supply points located in the United States and Canada. We make purchases primarily under one-year agreements that are subject to annual renewal, and also purchase propane on the spot market. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on prevailing market prices. Some of these agreements provide maximum and minimum seasonal purchase guidelines. Propane is generally transported from refineries, pipeline terminals, storage facilities (including our storage facility in Elk Grove, California) and coastal terminals to our customer service centers by a combination of common carriers, owner-operators and railroad tank cars. See Item 2 of this Annual Report.
Historically, supplies of propane have been readily available from our supply sources. Although we make no assurance regarding the availability of supplies of propane in the future, we currently expect to be able to secure adequate supplies during fiscal 2011. During fiscal 2010, Targa Liquids Marketing and Trade (“Targa”) and Enterprise Products Operating L.P. (“Enterprise”) provided approximately 19% and 11% of our total propane purchases, respectively. The availability of our propane supply is dependent on several factors, including the severity of winter weather and the price and availability of competing fuels, such as natural gas and fuel oil. We believe that if supplies from Targa or Enterprise were interrupted, we would be able to secure adequate propane supplies from other sources without a material disruption of our operations. Nevertheless, the cost of acquiring such propane might be higher and, at least on a short-term basis, margins could be affected. Approximately 95% of our total propane purchases were from domestic suppliers in fiscal 2010.

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
We own and operate a large propane storage facility in California. We also operate smaller storage facilities in other locations and have rights to use storage facilities in additional locations. These storage facilities enable us to buy and store large quantities of propane particularly during periods of low demand, which generally occur during the summer months. This practice helps ensure a more secure supply of propane during periods of intense demand or price instability. As of September 25, 2010, the majority of our storage capacity in California was leased to third parties.
Competition
According to the Energy Information Administration’s Short-Term Energy Outlook Model Documentation (November 2009), propane ranks as the fourth most important source of residential energy in the nation, with about 5% of all households using propane as their primary space heating fuel. This level has not changed materially over the previous two decades. As an energy source, propane competes primarily with natural gas, electricity and fuel oil, principally on the basis of price, availability and portability.
Propane is more expensive than natural gas on an equivalent British Thermal Unit (“BTU”) basis in locations serviced by natural gas, but it is an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Historically, the expansion of natural gas into traditional propane markets has been inhibited by the capital costs required to expand pipeline and retail distribution systems. Although the recent extension of natural gas pipelines to previously unserved geographic areas tends to displace propane distribution in those areas, we believe new opportunities for propane sales will arise as new neighborhoods are developed in geographically remote areas.
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
In addition to competing with suppliers of other energy sources, our propane operations compete with other retail propane distributors. The retail propane industry is highly fragmented and competition generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry statistics contained in 2008 Sales of Natural Gas Liquids and Liquefied Refinery Gases, as published by the American Petroleum Institute in December 2009, and LP/Gas Magazine dated February 2010, the ten largest retailers, including us, account for approximately 38% of the total retail sales of propane in the United States. For fiscal years 2010 and 2009, no single marketer had a greater than 10% share of the total retail propane market in the United States. For fiscal year 2008 one marketer had more than a 10% share of the total retail propane market in the United States. Most of our customer service centers compete with five or more marketers or distributors. However, each of our customer service centers operates in its own competitive environment because retail marketers tend to locate in close proximity to customers in order to lower the cost of providing service. Our typical customer service center has an effective marketing radius of approximately 50 miles, although in certain rural areas the marketing radius may be extended by one or more satellite offices.

Fuel Oil and Refined Fuels
Product Distribution and Marketing
We market and distribute fuel oil, kerosene, diesel fuel and gasoline to approximately 55,000 residential and commercial customers in the northeast region of the United States. Sales of fuel oil and refined fuels for fiscal 2010 amounted to 43.2 million gallons. Approximately 67% of the fuel oil and refined fuels gallons sold by us in fiscal 2010 were to residential customers, principally for home heating, 4% were to commercial customers, 1% were to agricultural and 4% to other users. Sales of diesel and gasoline accounted for the remaining 24% of total volumes sold in this segment during fiscal 2010. Fuel oil has a more limited use, compared to propane, for space and water heating in residential and commercial buildings. We sell diesel fuel and gasoline to commercial and industrial customers for use primarily to propel motor vehicles.
Approximately 49% of our fuel oil customers receive their fuel oil under an automatic delivery system. These deliveries are scheduled through computer technology, based upon each customer’s historical consumption patterns and prevailing weather conditions. Additionally, as is common practice in the industry, we offer our customers a budget payment plan whereby the customer’s estimated annual fuel oil purchases are paid for in a series of estimated equal monthly payments over a twelve-month period. From our customer service centers, we also sell, install and service equipment to customers who purchase fuel oil from us including heating appliances.
Deliveries of fuel oil are usually made to customers by means of tankwagon trucks, which have capacities ranging from 2,500 gallons to 3,000 gallons. Fuel oil is pumped from the tankwagon truck into a stationary storage tank that is located on the customer’s premises, which is owned by the customer. The capacity of customer storage tanks ranges from approximately 275 gallons to approximately 1,000 gallons. No single customer accounted for 10% or more of our fuel oil revenues during fiscal 2010.
Supply
We obtain fuel oil and other refined fuels in either pipeline, truckload or tankwagon quantities, and have contracts with certain pipeline and terminal operators for the right to temporarily store fuel oil at 13 terminal facilities we do not own. We have arrangements with certain suppliers of fuel oil, which provide open access to fuel oil at specific terminals throughout the northeast. Additionally, a portion of our purchases of fuel oil are made at local wholesale terminal racks. In most cases, the supply contracts do not establish the price of fuel oil in advance; rather, prices are typically established based upon market prices at the time of delivery plus or minus a differential for transportation and volume discounts. We purchase fuel oil from more than 25 suppliers at approximately 60 supply points. While fuel oil supply is more susceptible to longer periods of supply constraint than propane, we believe that our supply arrangements will provide us with sufficient supply sources. Although we make no assurance regarding the availability of supplies of fuel oil in the future, we currently expect to be able to secure adequate supplies during fiscal 2011.
Competition
The fuel oil industry is a mature industry with total demand expected to remain relatively flat to moderately declining. The fuel oil industry is highly fragmented, characterized by a large number of relatively small, independently owned and operated local distributors. We compete with other fuel oil distributors offering a broad range of services and prices, from full service distributors to those that solely offer the delivery service. We have developed a wide range of sales programs and service offerings for our fuel oil customer base in an attempt to be viewed as a full service energy provider and to build customer loyalty. For instance, like most companies in the fuel oil business, we provide home heating equipment repair service to our fuel oil customers on a 24-hour a day basis. The fuel oil business unit also competes for retail customers with suppliers of alternative energy sources, principally natural gas, propane and electricity.

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
We serve nearly 86,000 natural gas and electricity customers in New York and Pennsylvania. During fiscal 2010, we sold approximately 3.5 million dekatherms of natural gas and 597.7 million kilowatt hours of electricity through the natural gas and electricity segment. Approximately 69% of our customers were residential households and the remainder were small commercial and industrial customers. New accounts are obtained through numerous marketing and advertising programs, including telemarketing and direct mail initiatives. Most local utility companies have established billing service arrangements whereby customers receive a single bill from the local utility company which includes distribution charges from the local utility company, as well as product charges for the amount of natural gas or electricity provided by AES and utilized by the customer. We have arrangements with several local utility companies that provide billing and collection services for a fee. Under these arrangements, we are paid by the local utility company for all or a portion of customer billings after a specified number of days following the customer billing with no further recourse to AES.
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
All Other
We sell, install and service various types of whole-house heating products, air cleaners, humidifiers, hearth products and space heaters to the customers of our propane, fuel oil, natural gas and electricity businesses. Our supply needs are filled through supply arrangements with several large regional equipment manufacturers and distribution companies. Competition in this business segment is primarily with small, local heating and ventilation providers and contractors, as well as, to a lesser extent, other regional service providers. The focus of our ongoing service offerings are in support of the service needs of our existing customer base within our propane, refined fuels and natural gas and electricity business segments. Additionally, we have entered into arrangements with third-party service providers to complement and, in certain instances, supplement our existing service capabilities.
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
Trademarks and Tradenames
We utilize a variety of trademarks and tradenames owned by us, including “Suburban Propane,” “Gas Connection,” “Suburban Cylinder Express” and “HomeTown Hearth & Grill.” Additionally, we hold rights to certain trademarks and tradenames, including “Agway Propane,” “Agway” and “Agway Energy Products” in connection with the distribution of petroleum-based fuel and sales and service of heating and ventilation products. We regard our trademarks, tradenames and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products and services.
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
Through an acquisition in fiscal 2004, we acquired certain properties with either known or probable environmental exposure, some of which are currently in varying stages of investigation, remediation or monitoring. Additionally, we identified that certain active sites acquired contained environmental conditions which required further investigation, future remediation or ongoing monitoring activities. The environmental exposures included instances of soil and/or groundwater contamination associated with the handling and storage of fuel oil, gasoline and diesel fuel. As of September 25, 2010, we had accrued environmental liabilities of $0.7 million representing the total estimated future liability for remediation and monitoring.

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
The Department of Homeland Security (“DHS”) has published regulations under 6 CFR Part 27 Chemical Facility Anti-Terrorism Standards. Our facilities are registered with the DHS — we have 468 facilities determined to be “Not a High Risk Chemical Facility”. 36 facilities have been determined by DHS to be Tier 4 (lowest level of security risk). Security Vulnerability Assessments for 30 facilities are under review by DHS and 6 facilities have been verified as Tier 4 with Site Security Plans under development for submission to DHS by January 2011. Because our facilities are currently operating under the security programs developed under guidelines issued by the Department of Transportation, Department of Labor and Environmental Protection Agency, we do not anticipate that we will incur significant costs in order to comply with these DHS regulations.
On June 26, 2009, the U.S. House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey cap-and-trade legislation” (“ACESA”). The purpose of ACESA is to control and reduce emissions of “greenhouse gases” (“GHGs”) in the United States. GHGs are certain gases, including carbon dioxide and methane, that may contribute to the warming of the Earth’s atmosphere and other climatic changes. ACESA would establish an economy-wide cap on emissions of GHGs in the United States and would require certain regulated entities to obtain GHG emission “allowances” corresponding to the annual emission of GHGs attributable to their products or operations. Regulated entities under ACESA include producers of natural gas liquids (“NGLs”), local natural gas distribution companies and certain industrial facilities. Under ACESA, the number of authorized emission allowances would decline each year, resulting in an expected and progressive increase in the cost or value of the allowances. The net effect of maintaining emission allowances under ACESA would be to increase the costs associated with the combusting of carbon-based fuels such as natural gas, NGLs (including propane), and refined petroleum products. We cannot predict whether or in what form the cap-and-trade provisions and renewable energy standards in the bill passed by the U.S. House of Representatives will become law.

Although it is not possible at this time to predict the impact of the climate change regulatory and legislative initiatives described above, any adopted laws or regulations, or judicial determinations, that restrict or reduce GHG emissions could require us to incur increased operating and product costs and could adversely affect demand for certain of the products and services we provide.
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
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act regulates derivative transactions, which include certain instruments used by the Partnership for risk management activities.
The Dodd-Frank Act contemplates that most swaps will be required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk. While the Partnership may ultimately be eligible for such exceptions, the scope of these exceptions currently is somewhat uncertain, pending further definition through rulemaking proceedings.
Among the other provisions of the Dodd-Frank Act that may affect derivative transactions are those relating to establishment of capital and margin requirements for certain derivative participants; establishment of business conduct standards, recordkeeping and reporting requirements; and imposition of position limits.
Although the Dodd-Frank Act includes significant new provisions regarding the regulation of derivatives, the impact of those requirements will not be known definitely until regulations have been adopted by the SEC and the Commodities Futures Trading Commission. The new legislation and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available counterparties to the Partnership.
Employees
As of September 25, 2010, we had 2,598 full time employees, of whom 508 were engaged in general and administrative activities (including fleet maintenance), 45 were engaged in transportation and product supply activities and 2,045 were customer service center employees. As of September 25, 2010, 58 of our employees were represented by 6 different local chapters of labor unions. We believe that our relations with both our union and non-union employees are satisfactory. From time to time, we hire temporary workers to meet peak seasonal demands.
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
Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. For example, average temperatures in our service territories were 5%, 1% and 6% warmer than normal for fiscal 2010, fiscal 2009 and fiscal 2008, respectively, as measured by the number of heating degree days reported by the National Oceanic and Atmospheric Administration. Furthermore, variations in weather in one or more regions in which we operate can significantly affect the total volume of propane, fuel oil and other refined fuels and natural gas we sell and, consequently, our results of operations. Variations in the weather in the northeast, where we have a greater concentration of propane accounts and substantially all of our fuel oil and natural gas operations, generally have a greater impact on our operations than variations in the weather in other markets. We can give no assurance that the weather conditions in any quarter or year will not have a material adverse effect on our operations, or that our available cash will be sufficient to pay principal and interest on our indebtedness and distributions to unitholders.
Sudden increases in the price of propane, fuel oil and other refined fuels and natural gas due to, among other things, our inability to obtain adequate supplies from our usual suppliers, may adversely affect our operating results.
Our profitability in the retail propane, fuel oil and refined fuels and natural gas businesses is largely dependent on the difference between our product cost and retail sales price. Propane, fuel oil and other refined fuels and natural gas are commodities, and the unit price we pay is subject to volatile changes in response to changes in supply or other market conditions over which we have no control, including the severity of winter weather and the price and availability of competing alternative energy sources. In general, product supply contracts permit suppliers to charge posted prices at the time of delivery or the current prices established at major supply points, including Mont Belvieu, Texas, and Conway, Kansas. In addition, our supply from our usual sources may be interrupted due to reasons that are beyond our control. As a result, the cost of acquiring propane, fuel oil and other refined fuels and natural gas from other suppliers might be materially higher at least on a short-term basis. Since we may not be able to pass on to our customers immediately, or in full, all increases in our wholesale cost of propane, fuel oil and other refined fuels and natural gas, these increases could reduce our profitability. We engage in transactions to manage the price risk associated with certain of our product costs from time to time in an attempt to reduce cost volatility and to help ensure availability of product. We can give no assurance that future volatility in propane, fuel oil and natural gas supply costs will not have a material adverse effect on our profitability and cash flow, or that our available cash will be sufficient to pay principal and interest on our indebtedness and distributions to our unitholders.
High prices for propane, fuel oil and other refined fuels and natural gas can lead to customer conservation, resulting in reduced demand for our product.
Prices for propane, fuel oil and other refined fuels and natural gas are subject to fluctuations in response to changes in wholesale prices and other market conditions beyond our control. Therefore, our average retail sales prices can vary significantly from year to year as wholesale prices fluctuate with propane, fuel oil and natural gas commodity market conditions. During periods of high propane, fuel oil and other refined fuels and natural gas product costs our selling prices generally increase. High prices can lead to customer conservation, resulting in reduced demand for our product.

Because of the highly competitive nature of the retail propane and fuel oil businesses, we may not be able to retain existing customers or acquire new customers, which could have an adverse impact on our operating results and financial condition.
The retail propane and fuel oil industries are mature and highly competitive. We expect overall demand for propane to remain relatively constant over the next several years, while we expect the overall demand for fuel oil to be relatively flat to moderately declining during the same period. Year-to-year industry volumes of propane and fuel oil are expected to be primarily affected by weather patterns and from competition intensifying during warmer than normal winters, as well as from the impact of a sustained higher commodity price environment on customer conservation or the impact of continued weakness in the economy on customer buying habits.
Propane and fuel oil compete in the alternative energy sources market with electricity, natural gas and other existing and future sources of energy, some of which are, or may in the future be, less costly for equivalent energy value. For example, natural gas is a significantly less expensive source of energy than propane and fuel oil on an equivalent BTU basis. As a result, except for some industrial and commercial applications, propane and fuel oil are generally not economically competitive with natural gas in areas where natural gas pipelines already exist. The gradual expansion of the nation’s natural gas distribution systems has made natural gas available in many areas that previously depended upon propane or fuel oil. Propane and fuel oil compete to a lesser extent with each other due to the cost of converting from one to the other.
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
As a result of the highly competitive nature of the retail propane and fuel oil businesses, our growth within these industries depends on our ability to acquire other retail distributors, open new customer service centers, add new customers and retain existing customers. We can give no assurance that we will be able to acquire other retail distributors, add new customers and retain existing customers.
Energy efficiency, general economic conditions and technological advances have affected and may continue to affect demand for propane and fuel oil by our retail customers.
The national trend toward increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, has adversely affected the demand for propane and fuel oil by our retail customers which, in turn, has resulted in lower sales volumes to our customers. In addition, continued weakness in the economy may lead to additional conservation by retail customers seeking to further reduce their heating costs, particularly during periods of sustained higher commodity prices. Future technological advances in heating, conservation and energy generation may adversely affect our volumes sold, which, in turn, may adversely affect our financial condition and results of operations.

Current conditions in the global capital and credit markets, and general economic pressures, may adversely affect our financial position and results of operations.
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
Our operations are subject to all operating hazards and risks normally associated with handling, storing and delivering combustible liquids such as propane, fuel oil and other refined fuels. We have been, and are likely to continue to be, a defendant in various legal proceedings and litigation arising in the ordinary course of business, both as a result of these operating hazards and risks and as a result of other aspects of our business. We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third-party insurance applies. We cannot guarantee that our insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that these levels of insurance will be available at economical prices, or that all legal matters that arise will be covered by our insurance programs.
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

We cannot predict whether or in what form the cap-and-trade provisions and renewable energy standards in the bill passed by the U.S. House of Representatives will become law.
Although it is not possible at this time to predict the impact of the climate change regulatory and legislative initiatives described above, any adopted laws or regulations, or judicial determinations, that restrict or reduce GHG emissions could require us to incur increased operating and product costs and could adversely affect demand for certain of the products and services we provide.
The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities.
The Dodd-Frank Act contemplates that most swaps will be required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk. While we may ultimately be eligible for such exceptions, the scope of these exceptions currently is somewhat uncertain, pending further definition through rulemaking proceedings.
Among the other provisions of the Dodd-Frank Act that may affect derivative transactions are those relating to establishment of capital and margin requirements for certain derivative participants; establishment of business conduct standards, recordkeeping and reporting requirements; and imposition of position limits.
Although the Dodd-Frank Act includes significant new provisions regarding the regulation of derivatives, the impact of those requirements will not be known definitely until regulations have been adopted by the SEC and the Commodities Futures Trading Commission. The new legislation and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available counterparties to us.
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
As of September 25, 2010, we had total outstanding borrowings of $350.0 million, including $250.0 million of senior notes issued by the Partnership and our wholly-owned subsidiary, Suburban Energy Finance Corporation, and $100.0 million of borrowings outstanding under the Operating Partnership’s revolving credit facility. The payment of principal and interest on our debt will reduce the cash available to make distributions on our common units. In addition, we will not be able to make any distributions to our unitholders if there is, or after giving effect to such distribution, there would be, an event of default under the indenture governing the senior notes. The amount of distributions that the Partnership makes to its unitholders is limited by the senior notes, and the amount of distributions that the Operating Partnership may make to the Partnership is limited by the revolving credit facility.
The revolving credit facility and the senior notes both contain various restrictive and affirmative covenants applicable to us and the Operating Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The revolving credit facility contains certain financial covenants: (a) requiring our consolidated interest coverage ratio, as defined, to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting our total consolidated leverage ratio, as defined, from being greater than 4.5 to 1.0 as of the end of any fiscal quarter; and (c) prohibiting the senior secured consolidated leverage ratio, as defined, of the Operating Partnership from being greater than 3.0 to 1.0 as of the end of any fiscal quarter. Under the senior note indenture, we are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and our consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We and the Operating Partnership were in compliance with all covenants and terms of the senior notes and the revolving credit facility as of September 25, 2010.
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

Unitholders have limited voting rights.
A Board of Supervisors manages our operations. Our unitholders have only limited voting rights on matters affecting our business, including the right to elect the members of our Board of Supervisors every three years and the right to vote on the removal of the general partner.
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
A unitholder who sells common units will recognize a gain or loss equal to the difference between the amount realized and its adjusted tax basis in the common units. Prior distributions in excess of cumulative net taxable income allocated to a common unit which decreased a unitholder’s tax basis in that common unit will, in effect, become taxable income if the common unit is sold at a price greater than the unitholder’s tax basis in that common unit, even if the price is less than the original cost of the common unit. A portion of the amount realized, if the amount realized exceeds the unitholder’s adjusted basis in that common unit, will likely be characterized as ordinary income. Furthermore, should the IRS successfully contest some conventions used by us, a unitholder could recognize more gain on the sale of common units than would be the case under those conventions, without the benefit of decreased income in prior years.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of September 25, 2010, we owned approximately 75% of our customer service center and satellite locations and leased the balance of our retail locations from third parties. We own and operate a 22 million gallon refrigerated, aboveground propane storage facility in Elk Grove, California. Additionally, we own our principal executive offices located in Whippany, New Jersey.
The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 25, 2010, we had a fleet of 6 transport truck tractors, of which we owned two, and 23 railroad tank cars, of which we owned none. In addition, as of September 25, 2010 we had 722 bobtail and rack trucks, of which we owned 38%, 95 fuel oil tankwagons, of which we owned 29%, and 962 other delivery and service vehicles, of which we owned 47%. We lease the vehicles we do not own. As of September 25, 2010, we also owned 219,528 customer propane storage tanks with typical capacities of 100 to 500 gallons, 654,150 customer propane storage tanks with typical capacities of over 500 gallons and 140,695 portable propane cylinders with typical capacities of five to ten gallons.
ITEM 3. LEGAL PROCEEDINGS
Litigation
Our operations are subject to all operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. We have been, and will continue to be, a defendant in various legal proceedings and litigation arising in the ordinary course of business, both as a result of these operating hazards and risks, and as a result of other aspects of our business. We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. We believe that the self-insured retentions and coverage we maintain are reasonable and prudent. Although any litigation is inherently uncertain, based on past experience, the information currently available to us, and the amount of our self-insurance reserves for known and unasserted self-insurance claims (which was approximately $55.4 million at September 25, 2010), we do not believe that these pending or threatened litigation matters, or known claims or known contingent claims, will have a material adverse effect on our future results of operations, financial condition or cash flow, after considering our self-insurance reserves for known and unasserted claims, as well as existing insurance policies in force. For the portion of our estimated self-insurance liability that exceeds our deductibles, we record a corresponding asset related to the amount of the liability covered by insurance (which was approximately $18.0 million at September 25, 2010).
ITEM 4. REMOVED AND RESERVED

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF UNITS
(a) Our Common Units, representing limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange (“NYSE”) under the symbol SPH. As of November 22, 2010, there were 869 Common Unitholders of record (based on the number of record holders and nominees for those Common Units held in street name). The following table presents, for the periods indicated, the high and low sales prices per Common Unit, as reported on the NYSE, and the amount of quarterly cash distributions declared and paid per Common Unit in respect of each quarter.

			Cash Distribution
	Common Unit Price Range		Declared per
	High	Low	Common Unit
Fiscal 2010
First Quarter	$47.12	$41.10	$0.8350
Second Quarter	50.00	42.53	0.8400
Third Quarter	49.46	39.16	0.8450
Fourth Quarter	55.01	45.85	0.8500

Fiscal 2009
First Quarter	$35.46	$20.40	$0.8100
Second Quarter	41.60	31.00	0.8150
Third Quarter	42.98	35.81	0.8250
Fourth Quarter	46.41	39.79	0.8300
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

	Year Ended
	September	September	September	September	September
	25, 2010	26, 2009	27, 2008	29, 2007	30, 2006 (a)
Statement of Operations Data
Revenues	$1,136,694	$1,143,154	$1,574,163	$1,439,563	$1,657,130
Costs and expenses	980,508	932,539	1,424,035	1,270,213	1,516,879
Restructuring charges and severance costs (b)	—	—	—	1,485	6,076
Pension settlement charge (c)	2,818	—	—	3,269	4,437
Income before interest expense, loss on debt extinguishment and provision for income taxes	153,368	210,615	150,128	164,596	129,738
Interest expense, net	27,397	38,267	37,052	35,596	40,680
Loss on debt extinguishment (d)	9,473	4,624	—	—	—
Provision for income taxes	1,182	2,486	1,903	5,653	764
Income from continuing operations	115,316	165,238	111,173	123,347	88,294
Discontinued operations:
Gain on disposal of discontinued operations (e)	—	—	43,707	1,887	—
Income from discontinued operations	—	—	—	2,053	2,446
Net income	115,316	165,238	154,880	127,287	90,740
Income from continuing operations per Common Unit — basic	3.26	4.99	3.39	3.79	2.76
Net income per Common Unit — basic (f)	3.26	4.99	4.72	3.91	2.84
Net income per Common Unit — diluted (f)	3.24	4.96	4.70	3.89	2.83
Cash distributions declared per unit	$3.35	$3.26	$3.09	$2.76	$2.48

Balance Sheet Data
Cash and cash equivalents	$156,908	$163,173	$137,698	$96,586	$60,571
Current assets	296,427	307,556	359,551	295,940	236,027
Total assets	970,260	977,514	1,035,713	988,947	945,566
Current liabilities, excluding short-term borrowings and current portion of long-term borrowings	164,514	181,930	226,780	206,633	191,748
Total debt	347,953	349,415	531,772	548,538	548,304
Total liabilities	605,423	617,797	815,637	822,670	844,865
Partners’ capital — Common Unitholders	422,063	421,005	264,231	208,230	170,151
Partner’s (deficit) — General Partner	$—	$—	$—	$—	$(1,969)

Statement of Cash Flows Data
Cash provided by (used in)
Operating activities	$155,797	$246,551	$120,517	$145,957	$170,321
Investing activities	(30,111)	(16,852)	36,630	(19,689)	(19,092)
Financing activities	$(131,951)	$(204,224)	$(116,035)	$(90,253)	$(105,069)

Other Data
Depreciation and amortization — continuing operations	$30,834	$30,343	$28,394	$28,790	$32,653
Depreciation and amortization — discontinued operations	—	—	—	452	498
EBITDA (g)	174,729	236,334	222,229	197,778	165,335
Adjusted EBITDA (g)	192,420	239,245	220,465	208,602	155,300
Capital expenditures — maintenance and growth (h)	19,131	21,837	21,819	26,756	23,057
Retail gallons sold
Propane	317,906	343,894	386,222	432,526	466,779
Fuel oil and refined fuels	43,196	57,381	76,515	104,506	145,616

(a)	Fiscal 2006 includes 53 weeks of operations compared to 52 weeks in each of fiscal 2010, 2009, 2008 and 2007.

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

(c)
We incurred non-cash pension settlement charges of $2.8 million, $3.3 million and $4.4 million during fiscal 2010, 2007, and 2006, respectively, to accelerate the recognition of actuarial losses in our defined benefit pension plan as a result of the level of lump sum retirement benefit payments made.

(d)
During fiscal 2010 we completed the issuance of $250.0 million of 7.375% senior notes maturing in March 2020 to replace the previously existing 6.875% senior notes that were set to mature in December 2013. In connection with the refinancing, we recognized a loss on debt extinguishment of $9.5 million in the second quarter of fiscal 2010, consisting of $7.2 million for the repurchase premium and related fees, as well as the write-off of $2.2 million in unamortized debt origination costs and unamortized discount. During fiscal 2009, we purchased $175.0 million aggregate principal amount of the 6.875% senior notes through a cash tender offer. In connection with the tender offer, we recognized a loss on the extinguishment of debt of $4.6 million in the fourth quarter of fiscal 2009, consisting of $2.8 million for the tender premium and related fees, as well as the write-off of $1.8 million in unamortized debt origination costs and unamortized discount.

(e)
Gain on disposal of discontinued operations for fiscal 2008 of $43.7 million reflects the October 2, 2007 sale of our Tirzah, South Carolina underground granite propane storage cavern, and associated 62-mile pipeline, for $53.7 million in net proceeds (the “Tirzah Sale”). Gain on disposal of discontinued operations for fiscal 2007 of $1.9 million reflects the exchange, in a non-cash transaction, of nine non-strategic customer service centers for three customer service centers of another company in Alaska, as well as the sale of three additional customer service centers for net cash proceeds of $1.3 million. The gains on disposal have been accounted for within discontinued operations. Prior period results of operations attributable to the customer service centers sold during fiscal 2007 were not significant and, as such, prior period results were not reclassified to remove financial results from continuing operations. The prior period results of operations attributable to the sale of our Tirzah, South Carolina storage cavern and associated pipeline have been reclassified to remove their financial results from continuing operations.

(f)
Computations of basic earnings per Common Unit for the years ended September 25, 2010, September 26, 2009, September 27, 2008 and September 29, 2007 were performed by dividing net income by the weighted average number of outstanding Common Units, and restricted units granted under our restricted unit plans to retirement-eligible grantees. Computations of diluted earnings per Common Unit for fiscal 2010, 2009, 2008 and 2007 were performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under our restricted unit plans. For fiscal 2006, earnings per Common Unit were performed using the two-class method, as applicable, when participating securities other than Common Units exist. The two-class method is an earnings allocation formula that computes earnings per unit for each class participating security according to distributions declared and rights to participate in undistributed earnings, as if all of the earnings for the period were distributed. The General Partner interest, inclusive of the previously outstanding IDRs of the General Partner was considered a participating security for purposes of the two-class method. Net income was allocated to the Common Unitholders and the General Partner in accordance with their respective partnership ownership interests, after giving effect to any priority income allocations for IDRs of the General Partner. As a result of the GP Exchange Transaction on October 19, 2006, the two-class method of computing income per Common Unit is no longer applicable. Application of the two-class method had a dilutive effect on income per Common Unit of $0.07 for the year ended September 30, 2006. For purposes of the computation of income per Common Unit for the year ended September 29, 2007, earnings that would have been allocated to the General Partner for the period prior to the GP Exchange Transaction were not significant.

(g)
EBITDA represents net income before deducting interest expense, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA excluding the unrealized net gain or loss from mark-to-market activity for derivative instruments, loss on debt extinguishment and pension settlement charge. Our management uses EBITDA and Adjusted EBITDA as measures of liquidity and we are including them because we believe that they provide our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. In addition, certain of our incentive compensation plans covering executives and other employees utilize Adjusted EBITDA as the performance target. Moreover, our revolving credit agreement requires us to use Adjusted EBITDA in calculating our leverage and interest coverage ratios. EBITDA and Adjusted EBITDA are not recognized terms under accounting principles generally accepted in the United States of America (“US-GAAP”) and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with US-GAAP. Because EBITDA and Adjusted EBITDA as determined by us excludes some, but not all, items that affect net income, they may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other companies.

The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of EBITDA and Adjusted EBITDA, as so calculated, to our net cash provided by operating activities (amounts in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2010	2009	2008	2007	2006
Net income	$115,316	$165,238	$154,880	$127,287	$90,740
Add:
Provision for income taxes	1,182	2,486	1,903	5,653	764
Interest expense, net	27,397	38,267	37,052	35,596	40,680
Depreciation and amortization
Continuing operations	30,834	30,343	28,394	28,790	32,653
Discontinued operations	—	—	—	452	498

EBITDA	174,729	236,334	222,229	197,778	165,335
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	5,400	(1,713)	(1,764)	7,555	(14,472)
Loss on debt extinguishment	9,473	4,624	—	—	—
Pension settlement charge	2,818	—	—	3,269	4,437

Adjusted EBITDA	192,420	239,245	220,465	208,602	155,300
Add (subtract):
Provision for income taxes — current	(1,182)	(1,101)	(626)	(1,853)	(764)
Interest expense, net	(27,397)	(38,267)	(37,052)	(35,596)	(40,680)
Unrealized (non-cash) (losses) gains on changes in fair value of derivatives	(5,400)	1,713	1,764	(7,555)	14,472
Compensation cost recognized under Restricted Unit Plan	4,005	2,396	2,156	3,014	2,221
Loss (gain) on disposal of property, plant and equipment, net	38	(650)	(2,252)	(2,782)	(1,000)
Gain on disposal of discontinued operations	—	—	(43,707)	(1,887)	—
Changes in working capital and other assets and liabilities	(6,687)	43,215	(20,231)	(15,986)	40,772

Net cash provided by operating activities	$155,797	$246,551	$120,517	$145,957	$170,321

(h)
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
Hedging and Risk Management Activities
We engage in hedging and risk management activities to reduce the effect of price volatility on our product costs and to ensure the availability of product during periods of short supply. We enter into propane forward and option agreements with third parties, and use fuel oil and crude oil futures and option contracts traded on the New York Mercantile Exchange (“NYMEX”) to purchase and sell propane, fuel oil and crude oil at fixed prices in the future. The majority of the futures, forward and option agreements are used to hedge price risk associated with propane and fuel oil physical inventory, as well as, in certain instances, forecasted purchases of propane or fuel oil. Forward contracts are generally settled physically at the expiration of the contract whereas futures and option contracts are generally settled in cash at the expiration of the contract. Although we use derivative instruments to reduce the effect of price volatility associated with priced physical inventory and forecasted transactions, we do not use derivative instruments for speculative trading purposes. Risk management activities are monitored by an internal Commodity Risk Management Committee, made up of five members of management and reporting to our Audit Committee, through enforcement of our Hedging and Risk Management Policy.
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
Allowances for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate our allowances for doubtful accounts using a specific reserve for known or anticipated uncollectible accounts, as well as an estimated reserve for potential future uncollectible accounts taking into consideration our historical write-offs. If the financial condition of one or more of our customers were to deteriorate resulting in an impairment in their ability to make payments, additional allowances could be required. As a result of our large customer base, which is comprised of approximately 800,000 customers, no individual customer account is material. Therefore, while some variation to actual results occurs, historically such variability has not been material. Schedule II, Valuation and Qualifying Accounts, provides a summary of the changes in our allowances for doubtful accounts during the period.

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
With other assumptions held constant, an increase or decrease of 100 basis points in the discount rate would have an immaterial impact on net pension and postretirement benefit costs.
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
Results of Operations and Financial Condition
Net income for fiscal 2010 amounted to $115.3 million, or $3.26 per Common Unit, compared to net income of $165.2 million, or $4.99 per Common Unit, in fiscal 2009. Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), as defined and reconciled below, amounted to $192.4 million, compared to $239.2 million for fiscal 2009. Net income and EBITDA for fiscal 2010 were negatively impacted by certain items, including: (i) a loss on debt extinguishment of $9.5 million associated with the refinancing of senior notes completed during the second quarter; (ii) a non-cash pension settlement charge of $2.8 million during the fourth quarter; and (iii) a non-cash charge of $1.8 million during the third quarter to accelerate depreciation expense on certain assets taken out of service. Net income and EBITDA for fiscal 2009 included a loss on debt extinguishment of $4.6 million associated with the debt tender offer completed during the fourth quarter of fiscal 2009.
Fiscal 2010 presented a challenging operating environment characterized by the continued adverse effects of the weak economy, relatively mild temperatures during the peak winter heating season and a volatile commodity price environment. The prior year benefited from a rapid and dramatic decline in commodity prices which resulted in higher gross margins.

Fiscal 2010 also included several notable achievements, including: (i) the refinancing of our senior notes, extending maturities on all $250.0 million outstanding until March 2020 at attractive rates; (ii) the acquisition of four independent propane operators which expanded our footprint in strategic markets where we already have a strong presence; (iii) from a liquidity standpoint, the funding of all of our working capital needs, our capital expenditures, and the four acquisitions from cash on hand and ending the fiscal year with nearly $157.0 million of cash; and (iv) the increase in the annualized distribution rate by $0.02 per Common Unit each quarter to an annualized distribution rate of $3.40 per Common Unit at the end of the fourth quarter — a growth rate of 2.4% compared to the annualized rate at the end of the prior year.
Retail propane gallons sold for fiscal 2010 decreased 26.0 million gallons, or 7.6%, to 317.9 million gallons from 343.9 million gallons in fiscal 2009. Sales of fuel oil and other refined fuels decreased 14.2 million gallons, or 24.7%, to 43.2 million gallons compared to 57.4 million gallons in the prior year. Sales volumes were negatively affected by the impact of the weak economy, particularly in our non-residential customer base, which accounted for 60.6% of the overall decline in propane sales volumes. Erratic weather patterns, particularly in our northeast and western territories, also contributed to the decline in sales volumes. During the peak heating months from October 2009 through March 2010, average temperatures in our northeast service territories were 5% and 6% warmer than normal and prior year, respectively. Overall, average temperatures during fiscal 2010 throughout all service territories were 5% warmer than normal and 4% warmer than the prior year.
Revenues of $1,136.7 million decreased $6.5 million, or 0.6%, compared to $1,143.2 million in the prior year, primarily due to the aforementioned decrease in volumes sold substantially offset by the impact of higher average selling prices associated with higher product costs. Overall, in the commodities markets, average posted prices for propane and fuel oil during fiscal 2010 were 46.3% and 26.1% higher, respectively, compared to fiscal 2009. Therefore, notwithstanding the decline in volumes, cost of products sold increased $58.1 million, or 10.7%, to $598.5 million in fiscal 2010, compared to $540.4 million in the prior year. Cost of products sold for fiscal 2010 also included $5.4 million in net unrealized (non-cash) losses attributable to the mark-to-market adjustment for derivative instruments used in our commodity price risk management activities, compared to $1.7 million in net unrealized (non-cash) gains in the prior year, both of which are excluded from the computation of Adjusted EBITDA in both years.
Combined operating and general and administrative expenses of $351.2 million decreased $10.6 million, or 2.9%, compared to $361.8 million in the prior year, primarily due to lower variable compensation associated with lower earnings, lower insurance costs and continued savings in payroll and vehicle expenses attributable to further operating efficiencies.
Net interest expense decreased $10.9 million, or 28.5%, to $27.4 million in fiscal 2010, compared to $38.3 million in fiscal 2009, primarily as a result of lower debt levels attributable to our $183.0 million debt reduction in the second half of fiscal 2009.
As we look ahead to fiscal 2011, our anticipated cash requirements include: (i) maintenance and growth capital expenditures of approximately $25.0 million; (ii) approximately $29.5 million of interest and income tax payments; and (iii) assuming distributions remain at the current annualized level of $3.40 per Common Unit, approximately $120.4 million of distributions to Common Unitholders. Based on our current cash position, availability under the Revolving Credit Agreement (unused borrowing capacity of $91.5 million at September 25, 2010) and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations. Based on our current forecast of working capital requirements for fiscal 2011, we currently do not expect to borrow under our credit facility to fund those requirements.

Fiscal Year 2010 Compared to Fiscal Year 2009
Revenues

				Percent
	Fiscal	Fiscal	Increase/	Increase/
(Dollars in thousands)	2010	2009	(Decrease)	(Decrease)
Revenues
Propane	$885,459	$864,012	$21,447	2.5%
Fuel oil and refined fuels	135,059	159,596	(24,537)	(15.4)%
Natural gas and electricity	77,587	76,832	755	1.0%
All other	38,589	42,714	(4,125)	(9.7)%

Total revenues	$1,136,694	$1,143,154	$(6,460)	(0.6)%

Total revenues decreased $6.5 million, or 0.6%, to $1,136.7 million for the year ended September 25, 2010 compared to $1,143.2 million for the year ended September 26, 2009, due to lower volumes, partially offset by higher average selling prices associated with higher product costs. Volumes for the fiscal 2010 were lower than the prior year due to the negative impact of adverse economic conditions, particularly on our commercial and industrial accounts, as well as the unfavorable impact of warmer average temperatures, particularly in our northeastern and western service territories, and ongoing residential customer conservation. From a weather perspective, average temperatures as measured in heating degree days, as reported by the National Oceanic and Atmospheric Administration (“NOAA”), in our service territories during fiscal 2010 were 5% warmer than normal and 4% warmer than the prior year. In our northeastern territories, which is where we have a higher concentration of residential propane customers and all of our fuel oil customers, average temperatures during fiscal 2010 were 9% warmer than both normal and the prior year. The unfavorable weather pattern occurred primarily during the peak heating months (from October through March) and therefore, contributed to the lower volumes sold.
Revenues from the distribution of propane and related activities of $885.5 million for the year ended September 25, 2010 increased $21.4 million, or 2.5%, compared to $864.0 million for the year ended September 26, 2009, primarily as a result of higher average selling prices associated with higher product costs, partially offset by lower volumes, particularly in our commercial and industrial accounts. Average propane selling prices in fiscal 2010 increased 9.8% compared to the prior year due to higher product costs, thereby having a positive impact on revenues. This increase was partially offset by lower retail propane gallons sold in fiscal 2010 which decreased 26.0 million gallons, or 7.6%, to 317.9 million gallons from 343.9 million gallons in the prior year. The volume decline was primarily attributable to lower commercial and industrial volumes resulting from adverse economic conditions, an unfavorable weather pattern and, to a lesser extent, continued residential customer conservation. Lower volumes sold in the non-residential customer base accounted for approximately 60% of the decline in propane sales volume. Additionally, included within the propane segment are revenues from wholesale and other propane activities of $52.7 million in fiscal 2010, which increased $9.3 million compared to the prior year.
Revenues from the distribution of fuel oil and refined fuels of $135.1 million for the year ended September 25, 2010 decreased $24.5 million, or 15.4%, from $159.6 million in the prior year primarily due to lower volumes, partially offset by higher average selling prices. Fuel oil and refined fuels gallons sold in fiscal 2010 decreased 14.2 million gallons, or 24.7%, to 43.2 million gallons from 57.4 million gallons in the prior year. Lower volumes in our fuel oil and refined fuels segment were attributable to the aforementioned warmer average temperatures in the northeast region, as well as the impact of ongoing residential customer conservation driven by adverse economic conditions. Average selling prices in our fuel oil and refined fuels segment in fiscal 2010 increased 12.2% compared to the prior year due to higher product costs, thereby having a positive impact on revenues.

Revenues in our natural gas and electricity segment increased $0.8 million, or 1.0%, to $77.6 million for the year ended September 25, 2010 compared to $76.8 million in the prior year as a result of higher electricity volumes, partially offset by lower natural gas volumes. Revenues in our all other businesses decreased 9.7% to $38.6 million in fiscal 2010 from $42.7 million in the prior year, primarily due to reduced installation service activities as a result of the general market decline in residential and commercial construction and other adverse economic conditions.
Cost of Products Sold

				Percent
	Fiscal	Fiscal	Increase/	Increase/
(Dollars in thousands)	2010	2009	(Decrease)	(Decrease)
Cost of products sold
Propane	$436,825	$367,016	$69,809	19.0%
Fuel oil and refined fuels	92,037	104,634	(12,597)	(12.0)%
Natural gas and electricity	57,892	57,216	676	1.2%
All other	11,697	11,519	178	1.5%

Total cost of products sold	$598,451	$540,385	$58,066	10.7%

As a percent of total revenues	52.6%	47.3%
The cost of products sold reported in the consolidated statements of operations represents the weighted average unit cost of propane, fuel oil and refined fuels, natural gas and electricity sold, including transportation costs to deliver product from our supply points to storage or to our customer service centers. Cost of products sold also includes the cost of appliances and related parts sold or installed by our customer service centers computed on a basis that approximates the average cost of the products. Unrealized (non-cash) gains or losses from changes in the fair value of derivative instruments that are not designated as cash flow hedges are recorded within cost of products sold. Cost of products sold excludes depreciation and amortization; these amounts are reported separately within the consolidated statements of operations.
Cost of products sold increased $58.1 million, or 10.7%, to $598.5 million for the year ended September 25, 2010 compared to $540.4 million in the prior year due to higher average product costs and, to a lesser extent, the unfavorable impact of non-cash mark-to-market adjustments from our risk management activities in fiscal 2010 compared to the prior year, partially offset by lower volumes sold. Average posted prices for propane and fuel oil in fiscal 2010 were 46.3% and 26.1% higher, respectively, compared to the prior year. Cost of products sold in fiscal 2010 included a $5.4 million unrealized (non-cash) loss representing the net change in the fair value of derivative instruments during the period, compared to a $1.7 million unrealized (non-cash) gain in the prior year resulting in an increase of $7.1 million in cost of products sold in fiscal 2010 compared to the prior year ($1.3 million decrease reported within the propane segment and $8.4 million increase reported within the fuel oil and refined fuels segment).
Cost of products sold associated with the distribution of propane and related activities of $436.8 million for the year ended September 25, 2010 increased $69.8 million, or 19.0%, compared to the prior year. Higher propane product costs resulted in an increase of $89.2 million in cost of products sold in fiscal 2010 compared to the prior year. This increase was partially offset by lower propane volumes, which resulted in a decrease of $27.5 million in cost of products sold in fiscal 2010 compared to the prior year. Cost of products sold from wholesale and other propane activities increased $9.4 million compared to the prior year.
Cost of products sold associated with our fuel oil and refined fuels segment of $92.0 million for the year ended September 25, 2010 decreased $12.6 million, or 12.0%, compared to the prior year primarily due to lower volumes, offset to an extent by higher product costs and the unfavorable impact of non-cash mark-to-market adjustments from our risk management activities. Lower fuel oil volumes resulted in a decrease of $26.2 million in cost of products sold, and higher product costs resulted in an increase of $5.2 million in cost of products sold during fiscal 2010 compared to the prior year.

Cost of products sold in our natural gas and electricity segment of $57.9 million for the year ended September 25, 2010 increased $0.6 million, or 1.2%, compared to the prior year primarily due to higher electricity volumes, partially offset by lower natural gas volumes. Cost of products sold in our all other businesses of $11.7 million was relatively flat compared to the prior year.
For fiscal 2010, total cost of products sold as a percent of total revenues increased 5.3 percentage points to 52.6% from 47.3% in the prior year. The year-over-year increase in cost of products sold as a percentage of revenues was primarily attributable to the favorable margins reported in the prior year that were attributable to the declining commodity price environment during that period, which situation was not repeated in the current year due to the rising commodity price environment in the current year. The declining commodity price environment in the prior year favorably impacted our risk management activities in fiscal 2009, and contributed to a reduction in product costs that outpaced the decline in average selling prices. Conversely, the volatile and rising commodity price environment in the current fiscal year presented challenges in managing pricing and, as a result, average product costs increased at a faster pace than average selling prices in fiscal 2010.
Operating Expenses

	Fiscal	Fiscal		Percent
(Dollars in thousands)	2010	2009	(Decrease)	(Decrease)
Operating expenses	$289,567	$304,767	$(15,200)	(5.0)%
As a percent of total revenues	25.5%	26.7%
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
Operating expenses of $289.6 million for the year ended September 25, 2010 decreased $15.2 million, or 5.0%, compared to $304.8 million in the prior year as a result of lower variable compensation associated with lower earnings, lower payroll and benefit related expenses resulting from operating efficiencies, and lower insurance costs.
General and Administrative Expenses

	Fiscal	Fiscal		Percent
(Dollars in thousands)	2010	2009	Increase	Increase
General and administrative expenses	$61,656	$57,044	$4,612	8.1%
As a percent of total revenues	5.4%	5.0%

All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.
General and administrative expenses of $61.6 million for the year ended September 25, 2010 increased $4.6 million, or 8.1%, compared to $57.0 million during the prior year as savings from lower variable compensation associated with lower earnings were more than offset by an unfavorable judgment in a legal matter and an increase in accruals for uninsured legal matters, as well as higher advertising costs.
Depreciation and Amortization

	Fiscal	Fiscal		Percent
(Dollars in thousands)	2010	2009	Increase	Increase
Depreciation and amortization	$30,834	$30,343	$491	1.6%
As a percent of total revenues	2.7%	2.7%
Depreciation and amortization expense of $30.8 million for the year ended September 25, 2010 increased $0.5 million, or 1.6%, compared to $30.3 million in the prior year primarily as a result of accelerating depreciation expense in the third quarter of fiscal 2010 for certain assets retired.
Interest Expense, net

	Fiscal	Fiscal		Percent
(Dollars in thousands)	2010	2009	(Decrease)	(Decrease)
Interest expense, net	$27,397	$38,267	$(10,870)	(28.4)%
As a percent of total revenues	2.4%	3.3%
Net interest expense decreased $10.9 million, or 28.4%, to $27.4 million for the year ended September 25, 2010, compared to $38.3 million in the prior year primarily due to the reduction of $183.0 million in long-term borrowings during the second half of fiscal 2009, coupled with a lower effective interest rate for borrowings under our revolving credit facility. See Liquidity and Capital Resources below for additional discussion on the reduction and changes in long-term borrowings.
Loss on Debt Extinguishment
On March 23, 2010, we repurchased $250.0 million aggregate principal amount of the 2013 Senior Notes through a cash tender offer. In connection with the repurchase, we recognized a loss on the extinguishment of debt of $9.5 million in the second quarter of fiscal 2010, consisting of $7.2 million for the repurchase premium and related fees, as well as the write-off of $2.3 million in unamortized debt origination costs and unamortized discount.
On September 9, 2009, we purchased $175.0 million aggregate principal amount of the 2013 Senior Notes through a cash tender offer. In connection with the repurchase, we recognized a loss on the extinguishment of debt of $4.6 in the fourth quarter of fiscal 2009, consisting of $2.8 million for the tender premium and related fees, as well as the write-off of $1.8 million in unamortized debt origination costs and unamortized discount.

Net Income and Adjusted EBITDA
We reported net income of $115.3 million, or $3.26 per Common Unit, for the year ended September 25, 2010 compared to net income of $165.2 million, or $4.99 per Common Unit, in the prior year. Adjusted EBITDA amounted to $192.4 million, compared to $239.2 million for fiscal 2009.
Net income and EBITDA for fiscal 2010 were negatively impacted by certain items, including: (i) a loss on debt extinguishment of $9.5 million associated with the refinancing of senior notes completed during the second quarter; (ii) a non-cash pension settlement charge of $2.8 million during the fourth quarter; and (iii) a non-cash charge of $1.8 million during the third quarter to accelerate depreciation expense on certain assets taken out of service. Net income and EBITDA for fiscal 2009 included a loss on debt extinguishment of $4.6 million associated with the debt tender offer completed during the fourth quarter of fiscal 2009.
Adjusted EBITDA represents EBITDA excluding the unrealized net gain or loss from mark-to-market activity for derivative instruments, loss on debt extinguishment and pension settlement charge. Our management uses EBITDA and Adjusted EBITDA as measures of liquidity and we are including them because we believe that they provide our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. In addition, certain of our incentive compensation plans covering executives and other employees utilize Adjusted EBITDA as the performance target. Moreover, our revolving credit agreement requires us to use Adjusted EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA and Adjusted EBITDA are not recognized terms under US-GAAP and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with US-GAAP. Because EBITDA and Adjusted EBITDA as determined by us excludes some, but not all, items that affect net income, they may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other companies.

The following table sets forth (i) our calculations of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities:

	Year Ended
	September 25,	September 26,
(Dollars in thousands)	2010	2009

Net income	$115,316	$165,238
Add:
Provision for income taxes	1,182	2,486
Interest expense, net	27,397	38,267
Depreciation and amortization	30,834	30,343

EBITDA	174,729	236,334
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	5,400	(1,713)
Loss on debt extinguishment	9,473	4,624
Pension settlement charge	2,818	—

Adjusted EBITDA	192,420	239,245
Add (subtract):
Provision for income taxes — current	(1,182)	(1,101)
Interest expense, net	(27,397)	(38,267)
Unrealized (non-cash) (losses) gains on changes in fair value of derivatives	(5,400)	1,713
Compensation cost recognized under Restricted Unit Plans	4,005	2,396
Loss (gain) on disposal of property, plant and equipment, net	38	(650)
Changes in working capital and other assets and liabilities	(6,687)	43,215

Net cash provided by operating activities	$155,797	$246,551

Fiscal Year 2009 Compared to Fiscal Year 2008
Revenues

	Fiscal	Fiscal		Percent
(Dollars in thousands)	2009	2008	(Decrease)	(Decrease)
Revenues
Propane	$864,012	$1,132,950	$(268,938)	(23.7)%
Fuel oil and refined fuels	159,596	288,078	(128,482)	(44.6)%
Natural gas and electricity	76,832	103,745	(26,913)	(25.9)%
All other	42,714	49,390	(6,676)	(13.5)%

Total revenues	$1,143,154	$1,574,163	$(431,009)	(27.4)%

Total revenues decreased $431.0 million, or 27.4%, to $1,143.2 million for the year ended September 26, 2009 compared to $1,574.2 million for the year ended September 27, 2008, due to a combination of lower volumes and lower average selling prices associated with lower product costs. Volumes for the fiscal 2009 were lower than the prior year due to the negative impact of adverse economic conditions, particularly on our commercial and industrial accounts, as well as ongoing customer conservation, partially offset by the favorable impact of colder temperatures. From a weather perspective, average heating degree days, as reported by the NOAA, in our service territories were 99% of normal for fiscal 2009 and 5% colder compared to the prior year.

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
Revenues in our natural gas and electricity segment decreased $26.9 million, or 25.9%, to $76.8 million for the year ended September 26, 2009 compared to $103.7 million in the prior year as a result of lower average selling prices and lower volumes. Revenues in our all other businesses decreased 13.5% to $42.7 million in fiscal 2009 from $49.4 million in the prior year, primarily due to reduced installation service activities as a result of the market decline in residential and commercial construction and other adverse economic conditions.
Cost of Products Sold

	Fiscal	Fiscal		Percent
(Dollars in thousands)	2009	2008	(Decrease)	(Decrease)
Cost of products sold
Propane	$367,016	$689,921	$(322,905)	(46.8)%
Fuel oil and refined fuels	104,634	247,310	(142,676)	(57.7)%
Natural gas and electricity	57,216	87,600	(30,384)	(34.7)%
All other	11,519	14,605	(3,086)	(21.1)%

Total cost of products sold	$540,385	$1,039,436	$(499,051)	(48.0)%

As a percent of total revenues	47.3%	66.0%
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
Cost of products sold in our natural gas and electricity segment of $57.2 million for the year ended September 26, 2009 decreased $30.4 million, or 34.7%, compared to the prior year due to lower product costs and lower sales volumes. Cost of products sold in our all other businesses of $11.5 million for the year ended September 26, 2009 decreased $3.1 million, or 21.1%, compared to the prior year primarily due to lower sales volumes.
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
Operating Expenses

	Fiscal	Fiscal		Percent
(Dollars in thousands)	2009	2008	(Decrease)	(Decrease)
Operating expenses	$304,767	$308,071	$(3,304)	(1.1)%
As a percent of total revenues	26.7%	19.6%
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
Loss on Debt Extinguishment
On September 9, 2009, we purchased $175.0 million aggregate principal amount of the 2003 Senior Notes through a cash tender offer. In connection with the tender offer, we recognized a loss on the extinguishment of debt of $4.6 million in the fourth quarter of fiscal 2009, consisting of $2.8 million for the tender premium and related fees, as well as the write-off of $1.8 million in unamortized debt origination costs and unamortized discount.

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
Net Income and Adjusted EBITDA
We reported net income of $165.2 million, or $4.99 per Common Unit, for the year ended September 26, 2009 compared to net income of $154.9 million, or $4.72 per Common Unit, in the prior year. Adjusted EBITDA for fiscal 2009 of $234.6 million increased $14.1 million compared to Adjusted EBITDA of $220.5 million in the prior year.
Net income and EBITDA for fiscal 2009 included a $4.6 million charge for the loss on extinguishment of $175.0 million of our 6.875% Senior Notes. By comparison, net income and EBITDA for fiscal 2008 included a gain (reported within discontinued operations) of $43.7 million from our sale of its Tirzah, South Carolina underground storage cavern and associated 62-mile pipeline. The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of Adjusted EBITDA, as so calculated, to our net cash provided by operating activities:

	Year Ended
	September 26,	September 27,
(Dollars in thousands)	2009	2008

Net income	$165,238	$154,880
Add:
Provision for income taxes	2,486	1,903
Interest expense, net	38,267	37,052
Depreciation and amortization	30,343	28,394

EBITDA	236,334	222,229
Unrealized (non-cash) (gains) on changes in fair value of derivatives	(1,713)	(1,764)
Loss on debt extinguishment	4,624	—

Adjusted EBITDA	239,245	220,465
Add (subtract):
Provision for income taxes — current	(1,101)	(626)
Interest expense, net	(38,267)	(37,052)
Unrealized (non-cash) gains on changes in fair value of derivatives	1,713	1,764
Compensation cost recognized under Restricted Unit Plans	2,396	2,156
Gain on disposal of property, plant and equipment, net	(650)	(2,252)
Gain on disposal of discontinued operations	—	(43,707)
Changes in working capital and other assets and liabilities	43,215	(20,231)

Net cash provided by operating activities	$246,551	$120,517

Liquidity and Capital Resources
Analysis of Cash Flows
Operating Activities. Net cash provided by operating activities for fiscal 2010 amounted to $155.8 million, a decrease of $90.8 million compared to the prior year. The decrease was attributable to a $40.9 million decrease in earnings, after adjusting for non-cash items in both periods, coupled with a $49.9 million increase in our investment in working capital as a result of the increase in propane and fuel oil product costs as a result in the increase in commodity prices. Despite the year-over-year increase in working capital requirements, we continued to fund working capital through cash on hand without the need to access the revolving credit facility.
Investing Activities. Net cash used in investing activities of $30.1 million for the year ended September 25, 2010 consisted of capital expenditures of $19.1 million (including $9.7 million for maintenance expenditures and $9.4 million to support the growth of operations) and business acquisitions of $14.5 million, partially offset by the net proceeds from the sale of property, plant and equipment of $3.5 million. Net cash used in investing activities of $16.9 million for the year ended September 26, 2009 consisted of capital expenditures of $21.8 million (including $12.2 million for maintenance expenditures and $9.6 million to support the growth of operations), partially offset by the net proceeds from the sale of property, plant and equipment of $4.9 million.
Financing Activities. Net cash used in financing activities for fiscal 2010 of $132.0 million reflects $118.3 million in quarterly distributions to Common Unitholders at a rate of $0.83 per Common Unit paid in respect of the fourth quarter of fiscal 2009, $0.835 per Common Unit paid in respect of the first quarter of fiscal 2010, $0.84 per Common Unit paid in respect of the second quarter of fiscal 2010, and $0.845 per Common Unit paid in respect of the third quarter of fiscal 2010. In addition, financing activities for fiscal 2010 also reflects the repurchase of $250.0 million aggregate principal amount of our 6.875% senior notes due 2013 for $256.5 million (including repurchase premiums and fees), which was substantially funded by the net proceeds of $247.8 million from the issuance of 7.375% senior notes due 2020, as well as the $5.0 million payment of debt issuance costs associated with the issuance of the 2020 senior notes.
Net cash used in financing activities for fiscal 2009 of $204.2 million reflects $106.7 million in quarterly distributions to Common Unitholders at a rate of $0.805 per Common Unit in respect of the fourth quarter of fiscal 2008, at a rate of $0.81 per Common Unit in respect of the first quarter of fiscal 2009, at a rate of $0.815 per Common Unit in respect of the second quarter of fiscal 2009 and at a rate of $0.825 per Common Unit in respect of the third quarter of fiscal 2009. In addition, financing activities for fiscal 2009 also reflects $110.0 million of repayments on our term loan, which was partially funded by borrowings of $100.0 million under the revolving credit facility executed on June 26, 2009; the $5.5 million payment of debt issuance costs associated with the execution of the new revolving credit facility; and the repurchase of $175.0 million aggregate principal amount of our 6.875% senior notes due 2013 for $177.8 million, which was partially funded by the proceeds of $95.9 million from the issuance of 2,430,934 of our Common Units.
Equity Offering
On August 10, 2009, we sold 2,200,000 Common Units in a public offering (the “Equity Offering”) at a price of $41.50 per Common Unit, realizing proceeds of $86.7 million, net of underwriting commissions and other offering expenses. On August 24, 2009, we announced that the underwriters had given notice of their exercise of their over-allotment option, in part, to acquire 230,934 Common Units at the Equity Offering price of $41.50 per Common Unit. Net proceeds from the over-allotment exercise amounted to $9.2 million. The aggregate net proceeds from the Equity Offering of $95.9 million were used, along with cash on hand, to fund the purchase of $175.0 million aggregate principal amount of our 6.875% senior notes due 2013. These transactions increased the total number of Common Units outstanding by 2,430,934 to 35,227,954.

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
As of September 25, 2010, our long-term borrowings and revolving credit lines consist of the 2020 Senior Notes and a $250.0 million senior secured revolving credit facility at the Operating Partnership level (the “Revolving Credit Facility”). The Revolving Credit Facility was executed on June 26, 2009 and replaced the Operating Partnership’s previous credit facility which, as amended, provided for a $108.0 million term loan (the “Term Loan”) and a separate $175.0 million working capital facility both of which were scheduled to mature in March 2010. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions until maturity on June 25, 2013. Our Operating Partnership has the right to prepay loans under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. At closing, the Operating Partnership borrowed $100.0 million under the Revolving Credit Facility and, with cash on hand, repaid the $108.0 million then outstanding under the Term Loan and terminated the previous credit agreement. We have standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $58.5 million primarily in support of retention levels under our self-insurance programs, which expire periodically through April 15, 2011. Therefore, as of September 25, 2010 we had available borrowing capacity of $91.5 million under the Revolving Credit Facility.
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
Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at our Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon our ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of September 25, 2010, the interest rate for the Revolving Credit Facility was approximately 3.5%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.
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
The Revolving Credit Facility and the 2020 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Revolving Credit Facility contains certain financial covenants (a) requiring the consolidated interest coverage ratio, as defined, at the Partnership level to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined, at the Partnership level from being greater than 4.5 to 1.0 as of the end of any fiscal quarter; and (c) prohibiting the senior secured consolidated leverage ratio, as defined, of the Operating Partnership from being greater than 3.0 to 1.0 as of the end of any fiscal quarter. Under the 2020 Senior Note indenture, we are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We were in compliance with all covenants and terms of the 2020 Senior Notes and the Revolving Credit Facility as of September 25, 2010.

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
On October 21, 2010, we announced a quarterly distribution of $0.85 per Common Unit, or $3.40 on an annualized basis, in respect of the fourth quarter of fiscal 2010 payable on November 9, 2010 to holders of record on November 2, 2010. This quarterly distribution included an increase of $0.005 per Common Unit, or $0.02 per Common Unit on an annualized basis, from the previous quarterly distribution rate representing the twenty-seventh increase since our recapitalization in 1999 and a 2.4% increase in the quarterly distribution rate compared to the fourth quarter of the prior year.
Pension Plan Assets and Obligations
Our defined benefit pension plan was frozen to new participants effective January 1, 2000 and, in furtherance of our effort to minimize future increases in our benefit obligations, effective January 1, 2003, all future service credits were eliminated. Therefore, eligible participants will receive interest credits only toward their ultimate defined benefit under the defined benefit pension plan. There were no minimum funding requirements for the defined benefit pension plan during fiscal 2010, 2009 or 2008. As of September 25, 2010 and September 26, 2009 the plan’s projected benefit obligation exceeded the fair value of plan assets by $17.7 million and $17.1 million, respectively. As a result, the funded status of the defined benefit pension plan declined $0.6 million during fiscal 2010, which was primarily attributable to an increase in the present value of the benefit obligation due to a general decrease in market interest rates, partially offset by a positive return on plan assets during fiscal 2010. The funded status of pension and other postretirement benefit plans are recognized as an asset or liability on our balance sheets and the changes in the funded status are recognized in comprehensive income (loss) in the year the changes occur.
Our investment policies and strategies, as set forth in the Investment Management Policy and Guidelines, are monitored by a Benefits Committee comprised of five members of management. The Benefits Committee employs a liability driven investment strategy, which seeks to increase the correlation of the plan’s assets and liabilities to reduce the volatility of the plan’s funded status. The execution of this strategy has resulted in an asset allocation that is largely comprised of fixed income securities. A liability driven investment strategy is intended to reduce investment risk and, over the long-term, generate returns on plan assets that largely fund the annual interest on the accumulated benefit obligation. However, as we experienced in fiscal 2009 and fiscal 2008, significant declines in interest rates relevant to our benefit obligations, or poor performance in the broader capital markets in which our plan assets are invested, could have an adverse impact on the funded status of the defined benefit pension plan. For purposes of measuring the projected benefit obligation as of September 25, 2010 and September 26, 2009, we used a discount rate of 4.750% and 5.125%, respectively, reflecting current market rates for debt obligations of a similar duration to our pension obligations.

During fiscal 2010, lump sum settlement payments of $7.9 million exceeded the interest cost component of the net periodic pension cost. As a result, we recorded a non-cash settlement charge of $2.8 million during the fourth quarter of fiscal 2010 in order to accelerate recognition of a portion of cumulative unrecognized losses in the defined benefit pension plan. These unrecognized losses were previously accumulated as a reduction to partners’ capital and were being amortized to expense as part of our net periodic pension cost. During fiscal 2009 and fiscal 2008, the amount of the pension benefit obligation settled through lump sum payments did not exceed the settlement threshold; therefore, a settlement charge was not required to be recognized for fiscal 2009 or fiscal 2008. Additional pension settlement charges may be required in future periods depending on the level of lump sum benefit payments made in future periods.
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
Long-Term Debt Obligations and Operating Lease Obligations
Contractual Obligations
The following table summarizes payments due under our known contractual obligations as of September 25, 2010.

						Fiscal
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	2016 and
(Dollars in thousands)	2011	2012	2013	2014	2015	thereafter

Long-term debt obligations	$—	$—	$100,000	$—	$—	$250,000
Future interest payments	25,015	25,015	25,015	18,438	18,437	82,969
Operating lease obligations (a)	15,112	11,916	9,844	8,357	6,063	4,830
Self-insurance obligations (b)	16,087	10,360	7,366	5,108	3,105	13,420
Other contractual obligations (c)	9,565	6,877	3,704	1,470	2,280	16,220

Total	$65,779	$54,168	$145,929	$33,373	$29,885	$367,439

(a)	Payments exclude costs associated with insurance, taxes and maintenance, which are not material to the operating lease obligations.

(b)
The timing of when payments are due for our self-insurance obligations is based on estimates that may differ from when actual payments are made. In addition, the payments do not reflect amounts to be recovered from our insurance providers, which was $18.0 million as of September 25, 2010 and included in other assets on the consolidated balance sheet.

(c)	Primarily includes payments for postretirement and long-term incentive benefits as well as periodic settlements of our interest rate swap agreement.
Additionally, we have standby letters of credit in the aggregate amount of $58.5 million, in support of retention levels under our casualty insurance programs and certain lease obligations, which expire periodically through April 15, 2011.

Operating Leases
We lease certain property, plant and equipment for various periods under noncancelable operating leases, including 57% of our vehicle fleet, approximately 25% of our customer service centers and portions of our information systems equipment. Rental expense under operating leases was $17.6 million, $17.3 million and $17.7 million for fiscal 2010, 2009 and 2008, respectively. Future minimum rental commitments under noncancelable operating lease agreements as of September 25, 2010 are presented in the table above.
Off-Balance Sheet Arrangements
Guarantees
Certain of our operating leases, primarily those for transportation equipment with remaining lease periods scheduled to expire periodically through fiscal 2017, contain residual value guarantee provisions. Under those provisions, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount upon completion of the lease period, or we will pay the lessor the difference between fair value and the guaranteed amount. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $8.2 million. The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 25, 2010 and September 26, 2009.
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
Interest Rate Risk
A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the total of debt to EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. The interest rate swaps have been designated as a cash flow hedge. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At September 25, 2010, the fair value of the interest rate swaps was $6.3 million representing an unrealized loss and is included within other current liabilities and other liabilities, as applicable, with a corresponding debit in OCI.

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
Sensitivity Analysis
In an effort to estimate our exposure to unfavorable market price changes in commodities related to our open positions under derivative instruments, we developed a model that incorporates the following data and assumptions:
A.	The fair value of open positions as of September 25, 2010.
B.	The estimated forward market prices of open positions as of September 25, 2010 as derived from the NYMEX.
C.
The market prices determined in B. above were adjusted adversely by a hypothetical 10% change in the forward prices and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for each of the future months for which a future or option contract exists indicates a reduction in potential future net gains of $3.5 million as of September 25, 2010. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm thereon listed on the accompanying Index to Financial Statements (see page F-1) and the Supplemental Financial Information listed on the accompanying Index to Financial Statement Schedule (see page S-1) are included herein.
Selected Quarterly Financial Data
Due to the seasonality of the retail propane, fuel oil and other refined fuel and natural gas businesses, our first and second quarter revenues and earnings are consistently greater than third and fourth quarter results. The following presents our selected quarterly financial data for the last two fiscal years (unaudited; in thousands, except per unit amounts).

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Fiscal 2010
Revenues	$301,432	$469,163	$198,070	$168,029	$1,136,694
Cost of products sold	150,366	248,459	106,627	92,999	598,451
Pension settlement charge	—	—	—	2,818	2,818
Income (loss) before interest expense, loss on debt extinguishment and provision for income taxes	55,757	114,797	555	(17,741)	153,368
Loss on debt extinguishment (a)	—	9,473	—	—	9,473
Net income (loss)	48,375	98,388	(6,616)	(24,831)	115,316
Net income (loss) per common unit — basic (b)	1.37	2.78	(0.19)	(0.70)	3.26
Net income (loss) per common unit — diluted (b)	1.36	2.76	(0.19)	(0.70)	3.24

Cash provided by (used in)
Operating activities	(14,726)	72,057	72,393	26,073	155,797
Investing activities	(3,663)	(3,487)	(13,614)	(9,347)	(30,111)
Financing activities	(29,288)	(43,154)	(29,665)	(29,844)	(131,951)
EBITDA (c)	$62,841	$112,466	$9,423	$(10,001)	$174,729
Adjusted EBITDA (c)	$66,249	$123,671	$9,142	$(6,642)	$192,420
Retail gallons sold
Propane	89,981	124,457	56,037	47,431	317,906
Fuel oil and refined fuels	13,056	18,381	6,631	5,128	43,196

Fiscal 2009
Revenues	$363,315	$445,225	$184,372	$150,242	$1,143,154
Cost of products sold	174,230	208,259	87,463	70,433	540,385
Income (loss) before interest expense, loss on debt extinguishment and provision for income taxes	90,229	125,194	3,793	(8,601)	210,615
Loss on debt extinguishment (a)	—	—	—	(4,624)	(4,624)
Net income (loss)	80,688	114,866	(7,435)	(22,881)	165,238
Net income (loss) per common unit — basic (b)	2.46	3.50	(0.23)	(0.67)	4.99
Net income (loss) per common unit — diluted (b)	2.45	3.48	(0.23)	(0.67)	4.96

Cash provided by (used in)
Operating activities	25,004	133,948	64,546	23,053	246,551
Investing activities	(3,724)	(2,515)	(3,632)	(6,981)	(16,852)
Financing activities	(28,390)	(26,564)	(40,272)	(108,998)	(204,224)
EBITDA (c)	$97,252	$132,325	$11,506	$(4,749)	$236,334
Adjusted EBITDA (c)	$82,246	$142,015	$17,654	$(7,294)	$234,621
Retail gallons sold
Propane	99,047	134,512	61,212	49,123	343,894
Fuel oil and refined fuels	16,716	24,125	9,677	6,863	57,381

(a)
During the second quarter of fiscal 2010 we completed the issuance of $250.0 million of 7.375% senior notes maturing in March 2020 to replace the previously existing 6.875% senior notes that were set to mature in December 2013. In connection with the refinancing, we recognized a loss on debt extinguishment of $9.5 million, consisting of $7.2 million for the repurchase premium and related fees, as well as the write-off of $2.2 million in unamortized debt origination costs and unamortized discount. During the fourth quarter of fiscal 2009, we purchased $175.0 million aggregate principal amount of the 6.875% senior notes through a cash tender offer. In connection with the tender offer, we recognized a loss on the extinguishment of debt of $4.6 million in the fourth quarter of fiscal 2009, consisting of $2.8 million for the tender premium and related fees, as well as the write-off of $1.8 million in unamortized debt origination costs and unamortized discount.

(b)
Basic net income (loss) per Common Unit is computed by dividing net income (loss) by the weighted average number of outstanding Common Units, and restricted units granted under the restricted unit plans to retirement-eligible grantees. Computations of diluted net income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under our restricted unit plans. Diluted loss per Common Unit for the periods where a net loss was reported does not include unvested restricted units granted under our restricted unit plans as their effect would be anti-dilutive

(c)
EBITDA represents net income before deducting interest expense, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA excluding the unrealized net gain or loss from mark-to-market activity for derivative instruments, loss on debt extinguishment and pension settlement charge. Our management uses EBITDA and Adjusted EBITDA as measures of liquidity and we are including them because we believe that they provide our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. In addition, certain of our incentive compensation plans covering executives and other employees utilize Adjusted EBITDA as the performance target. Moreover, our revolving credit agreement requires us to use Adjusted EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA and Adjusted EBITDA are not recognized terms under US-GAAP and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with US-GAAP. Because EBITDA and Adjusted EBITDA as determined by us excludes some, but not all, items that affect net income, they may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other companies. The following table sets forth (i) our calculations of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash (used in) provided by operating activities (amounts in thousands):

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

Fiscal 2010
Net income (loss)	$48,375	$98,388	$(6,616)	$(24,831)	$115,316
Add:
Provision for income taxes	199	328	363	292	1,182
Interest expense, net	7,183	6,608	6,808	6,798	27,397
Depreciation and amortization	7,084	7,142	8,868	7,740	30,834

EBITDA	62,841	112,466	9,423	(10,001)	174,729
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	3,408	1,732	(281)	541	5,400
Loss on debt extinguishment	—	9,473	—	—	9,473
Pension settlement charge	—	—	—	2,818	2,818

Adjusted EBITDA	66,249	123,671	9,142	(6,642)	192,420
Add (subtract):
Provision for income taxes — current	(199)	(328)	(363)	(292)	(1,182)
Interest expense, net	(7,183)	(6,608)	(6,808)	(6,798)	(27,397)
Unrealized (non-cash) (losses) gains on changes in fair value of derivatives	(3,408)	(1,732)	281	(541)	(5,400)
Compensation cost recognized under Restricted Unit Plans	992	1,025	1,136	852	4,005
(Gain) loss on disposal of property, plant and equipment, net	(427)	293	283	(111)	38
Changes in working capital and other assets and liabilities	(70,750)	(44,264)	68,722	39,605	(6,687)

Net cash (used in) provided by operating activities	$(14,726)	$72,057	$72,393	$26,073	$155,797

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

Fiscal 2009
Net income (loss)	$80,688	$114,866	$(7,435)	$(22,881)	$165,238
Add:
Provision for income taxes	138	886	1,160	302	2,486
Interest expense, net	9,403	9,442	10,068	9,354	38,267
Depreciation and amortization	7,023	7,131	7,713	8,476	30,343

EBITDA	97,252	132,325	11,506	(4,749)	236,334
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(15,006)	9,690	6,148	(2,545)	(1,713)
Loss on debt extinguishment	—	—	—	4,624	4,624

Adjusted EBITDA	82,246	142,015	17,654	(2,670)	239,245
Add (subtract):
Provision for income taxes — current	(138)	(426)	(240)	(297)	(1,101)
Interest expense, net	(9,403)	(9,442)	(10,068)	(9,354)	(38,267)
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	15,006	(9,690)	(6,148)	2,545	1,713
Compensation cost recognized under Restricted Unit Plans	569	672	644	511	2,396
(Gain) loss on disposal of property, plant and equipment, net	(230)	(393)	(147)	120	(650)
Changes in working capital and other assets and liabilities	(63,046)	11,212	62,851	32,198	43,215

Net cash provided by operating activities	$25,004	$133,948	$64,546	$23,053	$246,551

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
Before filing this Annual Report, the Partnership completed an evaluation under the supervision and with the participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of September 25, 2010. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective at the reasonable assurance level as of September 25, 2010.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 25, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting is included below.
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
The Partnership’s management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of September 25, 2010. In making this assessment, the Partnership used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Partnership’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.
Based on the Partnership’s assessment, as described above, management has concluded that, as of September 25, 2010, the Partnership’s internal control over financial reporting was effective.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, issued an attestation report dated November 24, 2010 on the effectiveness of our internal control over financial reporting, which is included herein.

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Partnership Management
Our Partnership Agreement provides that all management powers over our business and affairs are exclusively vested in our Board of Supervisors and, subject to the direction of the Board of Supervisors, our officers. No Unitholder has any management power over our business and affairs or actual or apparent authority to enter into contracts on behalf of or otherwise to bind us. There are currently six Supervisors, who serve on the Board of Supervisors pursuant to the terms of the Partnership Agreement. Under the current Partnership Agreement, all Supervisors are elected by the Common Unitholders for three-year terms. All six current Supervisors were elected to their current three-year terms at the Tri-Annual Meeting held on July 22, 2009.
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
The Board of Supervisors has determined that all five members of the Audit Committee, Harold R. Logan, Jr., John Hoyt Stookey, Dudley C. Mecum, John D. Collins and Jane Swift are independent and (with the exception of Ms. Swift) are audit committee financial experts within the meaning of the NYSE corporate governance listing standards and in accordance with Rule 10A-3 of the Exchange Act, Item 407 of Regulation S-K and the Partnership’s criteria for Supervisor independence (as discussed in Item 13, herein) as of the date of this Annual Report. Mr. Logan, Chairman of the Board, presides at the regularly scheduled executive sessions of the non-management Supervisors, all of whom are independent, held as part of the meetings of the Audit Committee. Investors and other parties interested in communicating directly with the non-management Supervisors as a group may do so by writing to the Non-Management Members of the Board of Supervisors, c/o Company Secretary, Suburban Propane Partners, L.P., P.O. Box 206, Whippany, New Jersey 07981-0206.

Board of Supervisors and Executive Officers of the Partnership
The following table sets forth certain information with respect to the members of the Board of Supervisors and our executive officers as of November 22, 2010. Officers are appointed by the Board of Supervisors for one-year terms and Supervisors are elected by the Unitholders for three-year terms.

Name	Age	Position With the Partnership
Michael J. Dunn, Jr.	61	President and Chief Executive Officer; Member of the Board of Supervisors
Michael A. Stivala	41	Chief Financial Officer
Michael M. Keating	57	Senior Vice President — Administration
A. Davin D’Ambrosio	46	Vice President and Treasurer
Paul Abel	57	Vice President, General Counsel and Secretary
Mark Anton, II	53	Vice President — Business Development
Steven C. Boyd	46	Vice President — Field Operations
Douglas T. Brinkworth	49	Vice President — Product Supply
Neil Scanlon	45	Vice President — Information Services
Mark Wienberg	48	Vice President — Operational Support and Analysis
Michael Kuglin	40	Controller and Chief Accounting Officer
Harold R. Logan, Jr.	66	Member of the Board of Supervisors (Chairman)
John Hoyt Stookey	80	Member of the Board of Supervisors (Chairman of the Compensation Committee)
Dudley C. Mecum	75	Member of the Board of Supervisors
John D. Collins	72	Member of the Board of Supervisors (Chairman of the Audit Committee)
Jane Swift	45	Member of the Board of Supervisors
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
Mr. Dunn’s qualifications to sit on our Board include his more than 13 years of experience in the propane industry, including as our President for the past 5 years and Chief Executive Officer for the past year, which day to day leadership roles have provided him with intimate knowledge of our operations.
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
Mr. Logan has served as a Supervisor since March 1996 and was elected as Chairman of the Board of Supervisors in January 2007. Mr. Logan is a Co-Founder and, from 2006 to the present has been serving as a Director of Basic Materials and Services LLC, an investment company that has invested in companies that provide specialized infrastructure services and materials for the pipeline construction industry and the sand/silica industry. From 2003 to September 2006, Mr. Logan was a Director and Chairman of the Finance Committee of the Board of Directors of TransMontaigne Inc., which provided logistical services (i.e. pipeline, terminaling and marketing) to producers and end-users of refined petroleum products. From 1995 to 2002, Mr. Logan was Executive Vice President/Finance, Treasurer and a Director of TransMontaigne Inc. From 1987 to 1995, Mr. Logan served as Senior Vice President of Finance and a Director of Associated Natural Gas Corporation, an independent gatherer and marketer of natural gas, natural gas liquids and crude oil. Mr. Logan is also a Director of Cimarex Energy Co., Graphic Packaging Holding Company and Hart Energy Publishing LLP.
Over the past 39 years, Mr. Logan’s education, investment banking/venture capital experience and business/financial management experience have provided him with a comprehensive understanding of business and finance. Most of Mr. Logan’s business experience has been in the energy industry, both in investment banking and as a senior financial officer and director of publicly-owned energy companies. Mr. Logan’s expertise and experience have been relevant to his responsibilities of providing oversight and advice to the managements of public companies, and is of particular benefit in his role as our Chairman. Since 1996, Mr. Logan has been a director of nine public companies and has served on audit, compensation and governance committees.

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
Mr. Stookey’s qualifications to sit on our Board include his extensive experience as Chief Executive Officer of 4 corporations (including a predecessor of the Partnership) and his many years of service as a director of publicly-owned corporations and non-profit organizations.
Mr. Mecum has served as a Supervisor since June 1996. He has been a Managing Director of Capricorn Holdings, LLC (a sponsor of and investor in leveraged buyouts) since June 1997. Mr. Mecum was a partner of G.L. Ohrstrom & Co. (a sponsor of and investor in leveraged buyouts) from 1989 to June 1996. Until 2007, Mr. Mecum was a director of Citigroup, Inc.
Mr. Mecum’s qualifications to sit on our Board include his 20 years in public accounting, rising to the level of Vice Chairman of KPMG LLP, a public accounting firm, his service as Assistant Secretary of the Army for Installations and Logistics and his 15 years of service overseeing or managing various companies. Mr. Mecum has 20 years of service as a director of various publicly-owned companies.
Mr. Collins has served as a Supervisor since April 2007. He served with KPMG LLP, an international accounting firm, from 1962 until 2000, most recently as senior audit partner of its New York office. He has served as a United States representative on the International Auditing Procedures Committee, a committee of international accountants responsible for establishing international auditing standards. Mr. Collins is a Director of Montpelier Re, Mrs. Fields Original Cookies, Inc. and Columbia Atlantic Funds, and serves as a Trustee of LeMoyne College.
Mr. Collins’ qualifications to sit on our Board, and serve as Chairman of its Audit Committee, include his 40 years of experience in public accounting, including 31 years as a partner supervising the audits of public companies. Mr. Collins has served on a number of AICPA and international accounting and auditing standards bodies.
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
Ms. Swift’s qualifications to sit on our Board include her strong skills in public policy and government relations and her extensive knowledge of regulatory matters arising from her 15 years in state government.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our Supervisors, executive officers and holders of ten percent or more of our Common Units to file initial reports of ownership and reports of changes in ownership of our Common Units with the SEC. Supervisors, executive officers and ten percent Unitholders are required to furnish the Partnership with copies of all Section 16(a) forms that they file. Based on a review of these filings, we believe that all such filings were timely made during fiscal 2010.
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
NYSE Annual CEO Certification
The NYSE requires the Chief Executive Officer of each listed company to submit a certification indicating that the company is not in violation of the Corporate Governance listing standards of the NYSE on an annual basis. Mr. Dunn submitted his Annual CEO Certification for 2010 to the NYSE without qualification.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Compensation Discussion and Analysis explains our executive compensation philosophy, policies and practices with respect to the following executive officers of the Partnership (the “named executive officers”): the President and Chief Executive Officer, the Chief Financial Officer and the other three most highly compensated executive officers. At the beginning of fiscal 2010, Michael J. Dunn, Jr., our President since May 2005, assumed the additional role of Chief Executive Officer.
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
The principal components of the compensation we provide to our named executive officers are as follows:
•	Base salary;
•	Cash incentives paid under a performance-based annual bonus plan;
•	Long-Term Incentive Plan awards; and
•	Awards of restricted units under the Restricted Unit Plans.
We align the short-term and long-term interests of our executive officers with the short-term and long-term interests of our Unitholders by:
•	Providing our executive officers with an annual incentive target that encourages them to achieve or exceed targeted financial results and operating performance for the fiscal year;
•	Providing a long-term incentive plan that encourages our executive officers to implement activities and practices conducive to sustainable, profitable growth; and
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
Annually, our Senior Vice President of Administration prepares a comprehensive analysis of each executive officer’s past and current compensation to assist the Committee in the assessment and determination of executive compensation packages for the subsequent fiscal year. The Committee considers a number of factors in establishing the compensation packages for each executive officer, including, but not limited to, tenure, scope of responsibility and individual performance. The relative importance assigned to each of these factors by the Committee may differ from executive to executive. The performance of each of our executive officers is continually assessed by the Committee and by our highest-ranking executive officers and also factors into the decision-making process, particularly in relation to promotions and increases in base compensation. In addition, as part of the Committee’s annual review of each executive officer’s total compensation package, the Committee was provided with benchmarking data for comparison. The benchmarking data is just one of a number of factors considered by the Committee, but is not necessarily the most persuasive factor.

The benchmarking data provided to the Committee for the 2010 fiscal year was derived from the Mercer Human Resource Consulting, Inc. (“Mercer”) Benchmark Database containing information obtained from surveys of over 2,200 organizations and approximately 200 positions which may include similarly-sized national propane marketers. The Committee does not base its benchmarking solely on a peer group of other propane marketers. The use of the Mercer database provides a broad base of compensation benchmarking information for companies of a similar size to Suburban. The benchmarking information used by the Committee consisted of organizations included in the Mercer database that report median annual revenues of between $1.7 billion and $4.2 billion per year.
The Committee believes that using the Mercer database to evaluate “total cash compensation opportunities” is appropriate because of the proximity of the Partnership’s headquarters to New York City and the need to realistically compete for skilled executives in an environment shared by numerous other enterprises that seek skilled employees. The Committee chooses not to base its benchmarking on the compensation practices of other propane marketers due to the fact that the other, similarly-sized propane marketers compete for executives in vastly different economic environments.
Conversely, for the reasons set forth under the subheading “2003 Long-Term Incentive Plan” below, the Committee decided to include all other propane marketers, structured as publicly traded partnerships, in the peer group it selected for the 2003 Long-Term Incentive Plan. Earning a payment under the 2003 Long-Term Incentive Plan is dependent upon the performance (referred to in the plan document as “total return to unitholders”) of our Common Units relative to the unit performance of a peer group of eleven other master limited partnerships over a three-year measurement period.
Similar to the procedure the Committee utilized for fiscal 2009, in making their decisions regarding our fiscal 2010 executive compensation packages, during the Committee’s November 10, 2009 meeting, the members of the Committee reviewed the total cash compensation opportunities that we provided to our executive officers during fiscal 2009. Each executive officer’s “total cash compensation opportunity” consists of base salary, an annual cash bonus, and 2003 Long-Term Incentive Plan awards. The Committee then compared each executive officer’s total cash compensation opportunity to the total mean cash compensation opportunity for the parallel position in the Mercer database. By focusing on each executive officer’s total cash compensation opportunity as a whole, instead of on single components of compensation such as base salary, the Committee created fiscal 2010 compensation packages for our executive officers that emphasize the performance-based components of compensation.
Role of Executive Officers and the Compensation Committee in the Compensation Process
The Committee establishes and enforces our general compensation philosophy in consultation with our President and Chief Executive Officer. The role of our President and Chief Executive Officer in the executive compensation process is to recommend individual pay adjustments for the executive officers, other than himself, to the Committee based on market conditions, our performance, and individual performance. With the assistance of our Senior Vice President of Administration, our President and Chief Executive Officer presents the Committee with information comparing each executive officer’s compensation to the mean compensation figures provided in the Mercer database.
The Partnership’s sole use of the Mercer database was to provide the Committee with benchmarking data. Therefore, neither our President and Chief Executive Officer nor our Senior Vice President of Administration met with representatives from Mercer. The information provided by Mercer was derived from a proprietary database maintained by Mercer and, as such, there was no formal consultancy role played by them. The Committee believes that the Mercer benchmarking data, which is provided to the Committee by our Senior Vice President of Administration, can be used by the Committee as an objective benchmark on which decisions relative to executive compensation can be based. In the course of its deliberations, the Committee compares the objective data obtained from the Mercer database to the internal analyses prepared by our Senior Vice President of Administration.

Among other duties, the Committee has overall responsibility for:
•	Reviewing and approving compensation of our President and Chief Executive Officer, Chief Financial Officer and our other executive officers;
•	Reporting to the Board of Supervisors any and all decisions regarding compensation changes for our President and Chief Executive Officer, Chief Financial Officer and our other executive officers;
•	Evaluating and approving our annual cash bonus plan, long-term incentive plan, restricted unit plan, as well as all other executive compensation policies and programs;
•	Administering and interpreting the compensation plans that constitute each component of our executive officers’ compensation packages; and
•	Engaging consultants, when appropriate, to provide independent, third-party advice on executive officer-related compensation.
Allocation Among Components
Under our compensation structure, the mix of base salary, cash bonus and long-term compensation provided to each executive officer varies depending on his or her position. The base salary for each executive officer is the only fixed component of compensation. All other cash compensation, including annual cash bonuses and long-term incentive compensation, is variable in nature as it is dependent upon achievement of certain performance measures. The following table summarizes the components as percentages of each named executive officer’s total cash compensation opportunity in fiscal 2010 (as determined at the Committee’s November 10, 2009 meeting).

		Cash	Long-Term
	Base Salary	Bonus Target	Incentive

Michael J. Dunn, Jr.	39%	39%	22%
Michael A. Stivala	46%	35%	19%
Steven C. Boyd	46%	35%	19%
Michael M. Keating	48%	33%	19%
Douglas T. Brinkworth	46%	35%	19%
In allocating compensation among these components, we believe that the compensation of our senior-most levels of management — the levels of management having the greatest ability to influence our performance — should be at least 50% performance-based, while lower levels of management should receive a greater portion of their compensation in base salary. Additionally, our short-term and long-term incentive plans do not provide for minimum payments and are, thus, truly pay-for-performance compensation plans.
Internal Pay Equity
In determining the different compensation packages for each of our named executive officers, the Committee takes into consideration a number of factors, including the level of responsibility and influence that each named executive officer has over the affairs of the Partnership, tenure with the Partnership, individual performance and years of experience in his or her current position. The relative importance assigned to each of these factors by the Committee may differ from executive to executive. The Committee will also consider the existing level of equity ownership of each of our named executive officers when granting awards under our Restricted Unit Plans (see below for a description of these plans). As a result, different weight may be given to different components of compensation among each of our named executive officers. In addition, as discussed in the section above titled “Allocation Among Components,” the compensation packages that we provide to our senior-most levels of management are, at a minimum, 50% performance-based. In order to align the interests of senior management with the interests of our Common Unitholders, we consider it requisite to accentuate the performance-based elements of the compensation packages that we provide to these individuals.

Base Salary
Base salaries for the named executive officers and all of our other executive officers, are reviewed and approved annually by the Committee. In order to determine the fiscal 2010 base salary increases, the Committee compared each executive officer’s fiscal 2009 base salary with the corresponding mean salary provided in the Mercer database. The Committee determined base salary adjustments, which may be higher or lower than the comparative data, following an assessment of our overall results as well as each executive officer’s position, performance and scope of responsibility, while at the same time considering each executive officer’s previous total cash compensation opportunities. At the beginning of fiscal 2010, each named executive officer received adjustments to his base salary in accordance with the philosophy and process described above, ranging from 0% to 6%. In the event of a promotion, a significant increase in an executive officer’s responsibilities, or a new hire, the Committee reviews and takes action at its next meeting.
The fiscal 2010 adjustments to each named executive officer’s base salary were as follows:

Michael J. Dunn, Jr	0	%(1)
Michael A. Stivala	0	%(1)
Steven C. Boyd	4%
Michael M. Keating	0	%(1)
Douglas T. Brinkworth	0	%(1)

(1)
Because Mr. Dunn’s, Mr. Stivala’s, Mr. Keating’s and Mr. Brinkworth’s base salaries were adjusted at the Committee’s July 22, 2009 meeting (as a result of these executive officers assuming additional responsibilities at that time), the Committee decided not to consider fiscal 2010 base salary adjustments for these individuals.

The total base salary paid to each named executive officer in fiscal 2010 is reported in the column titled “Salary ($)” in the Summary Compensation Table below.
Annual Cash Bonus Plan
Annual cash bonuses (which fall within the SEC’s definition of “Non-Equity Incentive Plan Compensation” for the purposes of the Summary Compensation Table and otherwise) are earned by our executive officers in accordance with the objective performance provisions of our annual cash bonus plan.
Although our annual cash bonus plan is generally administered using the formula described below, occasionally the Committee may exercise its broad discretionary powers to decrease or increase the annual cash bonus paid to a particular executive officer when the Committee recognizes that a particular executive officer’s performance warrants a decreased or an increased bonus. Such adjustments, if any, are recommended to the Committee by our President and Chief Executive Officer. During fiscal 2010, fiscal 2009 and fiscal 2008, no such discretionary adjustments were recommended or made to the annual cash bonuses earned by our executives.

The terms of our annual cash bonus plan provide for cash payments of a specified percentage (which, in fiscal 2010, ranged from 70% to 100%) of our named executive officers’ annual base salaries (“target cash bonus”) if, for the fiscal year, actual EBITDA (as defined in Item 6 in this annual report on Form 10-K) equals the Partnership’s budgeted EBITDA. For purposes of calculating the annual cash bonus, the Committee customarily adjusts both budgeted and actual EBITDA for various items considered to be non-recurring in nature; including, but not limited to, unrealized (non-cash) gains or losses on derivative instruments reported within cost of products sold in our statement of operations and gains or losses on the disposal of discontinued operations (“cash bonus plan EBITDA”). Executive officers have the opportunity to earn between 90% and 110% of their target cash bonuses, in accordance with the terms of the plan, paralleling the percentage of actual cash bonus plan EBITDA in relationship to budgeted cash bonus plan EBITDA. Under the annual cash bonus plan, no bonuses are earned if actual cash bonus plan EBITDA is less than 90% of budgeted cash bonus plan EBITDA and cash bonuses cannot exceed 110% of the target cash bonus even if actual cash bonus plan EBITDA is more than 110% of budgeted cash bonus plan EBITDA.
For fiscal 2010, our budgeted cash bonus plan EBITDA was $193 million (“Budgeted EBITDA”). Our actual cash bonus plan EBITDA was such that each of our executive officers earned 100% of his or her target cash bonus. The following table provides the fiscal 2010 budgeted cash bonus plan EBITDA targets that were established at the November 10, 2009, Compensation Committee meeting:

Target Bonus Percentage that
would have been Earned if
Fiscal 2010 Budgeted Cash	Actual Cash Bonus Plan
Bonus Plan EBITDA	EBITDA Equaled the Figure
(in Millions)	in the Previous Column
$212.3	110%
$202.7	105%
$193.0 (1)	100%
$183.4	95%
$173.7	90%

(1)	Budgeted cash bonus plan EBITDA for fiscal 2010.
The bonuses earned under the annual cash bonus plan by each of our named executive officers are reported in the column titled “Non-Equity Incentive Plan Compensation ($)” in the Summary Compensation Table below.
The fiscal 2010 target cash bonus percentages and target cash bonuses established for each named executive officer and the actual cash bonuses earned by each of them during fiscal 2010 are summarized as follows:

	2010 Target Cash
	Bonus as a % of	2010 Target Cash	2010 Actual Cash
Name	Base Salary	Bonus	Bonus Earned
Michael J. Dunn, Jr.	100%	$475,000	$475,000
Michael A. Stivala	75%	$206,250	$206,250
Steven C. Boyd	75%	$202,500	$202,500
Michael M. Keating	70%	$182,000	$182,000
Douglas T. Brinkworth	75%	$183,750	$183,750
For purposes of establishing the cash bonus targets for fiscal 2010, the Committee reviewed and approved our fiscal 2010 budgeted cash bonus plan EBITDA at its November 10, 2009 meeting. The budgeted cash bonus plan EBITDA is developed annually using a bottom-up process factoring in reasonable growth targets from the prior year’s performance, while at the same time attempting to reach a good balance between a target that is reasonably achievable, yet not assured. As described above, executive officers have the opportunity to earn between 90% and 110% of their target cash bonuses, paralleling the percentage of actual cash bonus plan EBITDA in relationship to budgeted cash bonus plan EBITDA. Over the past three years, our actual cash bonus plan EBITDA was such that each of our executive officers earned 100%, 110%, and 95% of their respective target cash bonus for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

At its November 10, 2009 meeting, the Committee approved changes to the cash bonus plan that will become effective at the commencement of fiscal 2011. In summary, these changes will provide for a smaller percentage of payments when achieving between 90% through 99% of budgeted cash bonus plan EBITDA, but will allow for a maximum payment of 120% of target when achieving 120% of budgeted cash bonus plan EBITDA (instead of the current cap of 110% of target for achieving 110% of budgeted EBITDA).
2003 Long-Term Incentive Plan
At the beginning of fiscal 2003, we adopted the 2003 Long-Term Incentive Plan (“LTIP”), a phantom unit plan, as a principal component of our executive compensation program. While the annual cash bonus plan is a pay-for-performance plan that focuses on our short-term financial goals, the LTIP is designed to motivate our executive officers to focus on long-term financial goals. The LTIP measures the market performance of our Common Units on the basis of total return to our Unitholders (“TRU”) during a three-year measurement period commencing on the first day of the fiscal year in which an unvested award was granted and compares our TRU to the TRU of each of the other members of a predetermined peer group, consisting solely of other master limited partnerships, approved by the Committee. The predetermined peer group may vary from year-to-year, but for all outstanding awards, includes AmeriGas Partners, L.P., Ferrellgas Partners, L.P. and Inergy, L.P. (the other propane master limited partnerships). Unvested awards are granted at the beginning of each fiscal year as a Committee-approved percentage of each executive officer’s salary. Cash payouts, if any, are earned and paid at the end of the three-year measurement period.
The LTIP is designed to:
•	Align a portion of our executive officers’ compensation opportunities with the long-term goals of our Unitholders;
•	Provide long-term compensation opportunities consistent with market practice;
•	Reward long-term value creation; and
•	Provide a retention incentive for our executive officers and other key employees.
At the beginning of the three-year measurement period, each executive officer’s unvested award of phantom units is calculated by dividing a predetermined percentage (i.e., 52%), established upon adoption of the LTIP, of the executive officer’s target cash bonus by the average of the closing prices of our Common Units for the twenty days preceding the beginning of the fiscal year. At the end of the three-year measurement period, depending on the quartile ranking within which our TRU falls relative to the other members of the peer group, our executive officers, as well as the other participants, all of whom are key employees, will receive a cash payout equal to:
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

The three-year measurement period of the fiscal 2008 award ended simultaneously with the conclusion of fiscal 2010. The TRU for the fiscal 2008 award fell within the second highest quartile. The following is a summary of the cash payouts related to the fiscal 2008 award earned by our named executive officers at the conclusion of fiscal 2010.

Michael J. Dunn, Jr.	$299,934	(1)
Michael A. Stivala	$114,666	(1)
Steven C. Boyd	$103,757	(1)
Michael M. Keating	$100,938	(1)
Douglas T. Brinkworth	$113,808	(1)

(1)
The cash payouts related to our named executive officers’ fiscal 2008 awards earned at the conclusion of fiscal 2010 is an additional disclosure that bears no meaningful relationship to the estimated probable outcomes reported in column (e) of the Summary Compensation Table below.

The following is a summary of the quantity of phantom units that signify the unvested awards granted to our named executive officers during fiscal 2009 and fiscal 2010 that will be used to calculate cash payments at the end of each award’s respective three-year measurement period (i.e., at the end of fiscal 2011 for the fiscal 2009 award and at the end of fiscal 2012 for the fiscal 2010 award):

	Fiscal	Fiscal
	2010 Award	2009 Award
Michael J. Dunn, Jr.	5,981	6,142
Michael A. Stivala	2,597	2,818
Steven C. Boyd	2,550	2,818
Michael M. Keating	2,292	2,114
Douglas T. Brinkworth	2,314	2,439
The members of the peer groups selected by the Committee for the fiscal 2010, fiscal 2009 and fiscal 2008 awards consist entirely of publicly-traded partnerships. The Committee decided upon these peer groups because all publicly-traded partnerships have similar tax attributes and can, as a result, distribute more cash than similarly-sized corporations generating similar revenues. At its November 10, 2009 meeting, the Committee reviewed the performance of each of the members of the peer group used for the fiscal 2009 and fiscal 2008 LTIP awards and, as a result, replaced two of the members of the peer group for the fiscal 2010 LTIP awards. Among other factors, in reaching its decision to replace two members of the current peer group, the Committee considered distributions and price fluctuations.

The following tables list, in alphabetical order, the names and ticker symbols of the peer group used to measure our performance during the fiscal 2010, fiscal 2009 and fiscal 2008 LTIP awards’ three-year measurement periods:

Fiscal 2010 LTIP Award Peer Group
Peer Group Member Name	Ticker Symbol
AmeriGas Partners, L.P.	APU
Copano Energy, LLC	CPNO
Dorchester Minerals, L.P.	DMLP
Enbridge Energy Partners, L.P.	EEP
Energy Transfer Partners, L.P.	ETP
Ferrellgas Partners, L.P.	FGP
Global Partners, L.P.	GLP
Inergy, L.P.	NRGY
MarkWest Energy Partners, L.P.	MWE
Plains All American Pipeline, L.P.	PAA
Sunoco Logistics Partners, L.P.	SXL

Fiscal 2009 and Fiscal 2008 LTIP Awards Peer Group
Peer Group Member Name	Ticker Symbol
AmeriGas Partners, L.P.	APU
Copano Energy, LLC	CPNO
Crosstex Energy, L.P.	XTEX
Dorchester Minerals, L.P.	DMLP
Energy Transfer Partners, L.P.	ETP
Ferrellgas Partners, L.P.	FGP
Inergy, L.P.	NRGY
MarkWest Energy Partners, L.P.	MWE
Plains All American Pipeline, L.P.	PAA
Star Gas Partners, L.P.	SGU
Sunoco Logistics Partners, L.P.	SXL
On January 24, 2008, the Committee amended the retirement provisions of the plan document to provide that a retirement-eligible participant’s outstanding awards vest as of the retirement-eligible date, but such awards remain subject to the same three-year measurement period for purposes of determining the eventual cash payout, if any, at the conclusion of the measurement period.
The grant date values based on the probable outcomes of the LTIP awards granted during the fiscal year are reported in the column titled “Unit Awards ($)” in the Summary Compensation Table below.
Restricted Unit Plans
2000 and 2009 Restricted Unit Plans (collectively referred to hereafter as the “RUP”)
We adopted the 2000 Restricted Unit Plan effective November 1, 2000. Upon adoption, this plan authorized the issuance of 487,805 Common Units to our executive officers, managers and other employees and to the members of our Board of Supervisors. On October 17, 2006, following approval by our Unitholders, we adopted amendments to this plan which, among other things, increased the number of Common Units authorized for issuance under this plan by 230,000 for a total of 717,805. As this plan terminated by its terms on October 31, 2010, no future awards can be made under this plan; however such termination will not affect the continued validity of any awards granted under the plan prior to its termination.
At our July 22, 2009 Tri-Annual Meeting, our Unitholders approved our adoption of the 2009 Restricted Unit Plan effective August 1, 2009. Upon adoption, this plan authorized the issuance of 1,200,000 Common Units to our executive officers, managers and other employees and to the members of our Board of Supervisors. The provisions of both restricted unit plans are substantially identical. At the conclusion of fiscal 2010, there remained 1,091,304 restricted units available under the RUP for future awards.
When the Committee authorizes an award of restricted units, the unvested units underlying an award do not provide the grantee with voting rights and do not receive distributions or accrue rights to distributions during the vesting period. Restricted unit awards normally vest as follows: 25% on each of the third and fourth anniversaries of the grant date and the remaining 50% on the fifth anniversary of the grant date. Unvested awards are subject to forfeiture in certain circumstances as defined in the applicable RUP document. Upon vesting, restricted units are automatically converted into our Common Units, with full voting rights and rights to receive distributions.

The 2000 Restricted Unit Plan previously contained a retirement provision that provided for the immediate vesting of all unvested awards held by a retiring participant who met all three of the following conditions on his or her retirement date:
1.	The unvested award has been held by the grantee for at least six months;

2.	The grantee is age 55 or older; and

3.	The grantee has worked for us or one of our predecessors for at least 10 years.
On October 31, 2007, in order to comply with the regulations promulgated under Internal Revenue Code (“IRC”) Section 409A, the Board of Supervisors amended the retirement provision to require a six-month delay between a retirement eligible participant’s retirement date and the date on which unvested restricted unit awards vest.
All RUP awards are approved by the Committee. Because individual circumstances differ, the Committee has not adopted a formulaic approach to making RUP awards. Although the reasons for granting an award can vary, the objective of granting an award to a recipient is to retain the services of the recipient over the five-year vesting period while, at the same time providing the type of motivation that further aligns the long-term interests of the recipient with the long-term interests of our Unitholders. The reasons for which the Committee grants RUP awards include, but are not limited to, the following:
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
In addition, in establishing the level of restricted units to grant to our executive officers, the Committee considers the existing level of outstanding unvested RUP awards held by our executive officers.
When the Committee decides to grant an equity award, it approves a dollar amount of equity compensation that it wants to provide to a particular employee. This dollar amount is then converted into a quantity of restricted units by dividing that dollar amount by the average of the closing prices of our Common Units for the twenty trading days preceding the grant date. The Committee generally approves these awards at their first meeting each year following the availability of the financial results for the prior fiscal year; however, occasionally the Committee grants awards at other times of the year, particularly when the need arises to grant awards because of promotions and new hires.

Until October 17, 2007, the grant date for restricted unit awards usually coincided with the Committee’s approval date. However, on October 31, 2007, the Committee adopted a general policy with respect to the effective grant date of subsequent awards of restricted units under the RUP which states that:
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
During fiscal 2010, RUP awards were granted to the following named executive officers:

Name	Grant Date	Quantity

Michael J. Dunn, Jr.	December 1, 2009	11,348
Michael A. Stivala	December 1, 2009	5,107
Steven C. Boyd	December 1, 2009	5,107
Michael M. Keating	December 1, 2009	5,107
Douglas T. Brinkworth	December 1, 2009	5,107
At its November 10, 2009 meeting, the Committee concluded an extensive review of Mr. Dunn’s compensation relative to his assumption of additional responsibilities as the Partnership’s Chief Executive Officer at the commencement of fiscal 2010. Because the Committee believes that equity compensation is a critical component of executive compensation that helps to retain and motivate our executives, the Committee concluded, after comparing the cash components of Mr. Dunn’s compensation to the Mercer database, that it would be prudent to provide Mr. Dunn with a RUP award as of December 1, 2009, equal in value to $500,000. This RUP award was converted into 11,348 restricted units on the grant date using the formula set forth above. The terms of Mr. Dunn’s fiscal 2010 award are such that the entire award will vest on the last day of fiscal 2012 and at no time between the grant date and this vesting date will this award be subject to the vesting upon retirement provisions of the RUP described above. In determining the fiscal 2010 awards for Mr. Stivala, Mr. Boyd, Mr. Keating and Mr. Brinkworth, the Committee relied upon information provided by the Mercer database to conclude that these awards were necessary to remediate shortfalls perceived by the Committee in the cash compensation of these named executive officers as well as in recognition of their individual achievements.
The aggregate grant date fair values of RUP awards made during the fiscal year computed in accordance with accounting principles generally accepted in the United States of America is reported in the column titled “Unit Awards ($)” in the Summary Compensation Table below.
Equity Holding Policy
Effective April 22, 2010, the Committee adopted an Equity Holding Policy which establishes guidelines for the level of Partnership equity holdings that members of the Board and our executives are expected to maintain. The Equity Holding Policy can be accessed through a link on the Partnership’s website at www.suburbanpropane.com under the “Investors” tab.
The Partnership’s equity holding requirements are as follows:

Position	Amount
Member of the Board of Supervisors	2 x Annual Fee
Chief Executive Officer	5 x Base Salary
President	5 x Base Salary
Chief Operating Officer	3 x Base Salary
Chief Financial Officer	3 x Base Salary
Executive Vice President	3 x Base Salary
Senior Vice President	2.5 x Base Salary
Vice President	1.5 x Base Salary
Assistant Vice President	1 x Base Salary
Managing Director	1 x Base Salary

Recoupment of Incentive Compensation
On April 25, 2007, upon recommendation by the Committee, the Board of Supervisors approved an Incentive Compensation Recoupment Policy which permits the Committee to seek the reimbursement from certain executives of the Partnership and Operating Partnership of incentive compensation (i.e., payments/awards pursuant to the annual cash bonus plan, LTIP and RUP) paid to those executives in connection with any fiscal year for which there is a significant restatement of the published financial statements of the Partnership triggered by a material accounting error, which results in less favorable results than those originally reported by the Partnership. Such reimbursement can be sought from executives even if they had no responsibility for the restatement. In addition to the foregoing, if the Committee determines that any fraud or intentional misconduct by an executive was a contributing factor to the Partnership having to make a significant restatement, then the Committee is authorized to take appropriate action against such executive, including disciplinary action, up to, and including, termination, and requiring reimbursement of all, or any part, of the compensation paid to that executive in excess of that executive’s base salary, including cancellation of any unvested restricted units. The Incentive Compensation Recoupment Policy is available on our website at www.suburbanpropane.com under the “Investors” tab.
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
For fiscal 2010, all of our named executive officers participated in the 401(k) Plan. The benefits provided to our named executive officers under the 401(k) Plan are provided on the same basis as to our other exempt employees. Amounts deferred by our named executive officers under the 401(k) Plan are included in the column titled “Salary ($)” in the Summary Compensation Table below.

In order to be competitive with other employers, if certain performance criteria are met, we will match our employee-participants’ contributions up to the lesser of 6% of their base salary or $245,000, at a rate determined based on a performance-based scale. The following chart shows the performance target criteria that must be met for each level of matching contribution:

If We Meet This	The Participating Employee
Percentage of	Will Receive this Matching
Budgeted EBITDA(1) . . .	Contribution for the Year . . .

115% or higher	100%
100% to 114%	50%
90% to 99%	25%
Less than 90%	0%

(1)	For additional information regarding the non-GAAP term “Budgeted EBITDA,” refer to the explanation provided under the subheading “Annual Cash Bonus Plan” above.
For fiscal 2010, our budgeted 401(k) Plan EBITDA was $193.0 million. Based on actual fiscal 2010 401(k) Plan EBITDA results, each of our executive officers earned a matching contribution of 50%. As a result, we will provide participants with a match equal to 50% of their calendar year 2010 contributions that did not exceed 6% of their total base pay up to a maximum base pay of $245,000. The matching contributions that we will make on behalf of our named executive officers are reported in the column titled “All Other Compensation ($)” in the Summary Compensation Table below.
Supplemental Executive Retirement Plan
In 1998, we adopted a non-qualified, unfunded supplemental retirement plan known as the Suburban Propane Company Supplemental Executive Retirement Plan (the “SERP”). The purpose of the SERP was to provide certain of our executive officers with a level of retirement income from us, without regard to statutory maximums, including the IRC’s limitation for defined benefit plans. In light of the conversion of the Pension Plan to a cash balance formula as described under the subheading “Pension Plan” above, the SERP was amended and restated effective January 1, 1998. The annual retirement benefit under the SERP represents the amount of annual benefits that the participants in the SERP would otherwise be eligible to receive, calculated using the same pay-based credits referenced in the “Pension Plan” section above, applied to the amount of annual compensation that exceeds the IRC’s statutory maximums for defined benefit plans, which was $200,000 in 2002. Effective January 1, 2003, the SERP was discontinued with a frozen benefit determined for the remaining participants.
At the conclusion of fiscal 2010, Mr. Dunn was the only remaining participant in the SERP. Due to the actuarial costs and administrative burdens associated with maintaining this plan for one participant, at its November 9, 2010 meeting, the Committee terminated the SERP and made arrangements for the payment of Mr. Dunn’s accrued benefit of $57,611 on December 1, 2010. During fiscal 2010, Mr. Dunn received no above-market interest credits relative to the SERP; therefore, nothing related to Mr. Dunn’s participation in the SERP is reported in the Summary Compensation Table below.
Other Benefits
As part of his total compensation package, each named executive officer is eligible to participate in all of our other employee benefit plans, such as the medical, dental, group life insurance and disability plans, on the same basis as other exempt employees. These benefit plans are offered to attract and retain talented employees by providing them with competitive benefits.

Other than to Mr. Dunn, in accordance with the terms of his letter agreement (described below in the section titled “Letter Agreement of Mr. Dunn”), there are no post-termination or other special rights provided to any named executive officer to participate in these benefit programs other than the right to participate in such plans for a fixed period of time following termination of employment, on the same basis as is provided to other exempt employees, as required by law.
The costs of all such benefits incurred on behalf of our named executive officers are reported in the column titled “All Other Compensation ($)” in the Summary Compensation Table below.
Perquisites
Perquisites represent a minor component of our executive officers’ compensation. Each of the named executive officers is eligible for tax preparation services, a company-provided vehicle, and an annual physical. The following table summarizes both the value and the utilization of these perquisites by the named executive officers in fiscal 2010.

		Employer-
	Tax Preparation	Provided
Name	Services	Vehicle	Physical
Michael J. Dunn, Jr.	$6,500	$13,868	$1,300
Michael A. Stivala	$-0-	$12,903	$1,300
Steven C. Boyd	$3,600	$6,251	$-0-
Michael M. Keating	$5,300	$12,205	$1,300
Douglas T. Brinkworth	$3,600	$11,966	$1,300
Perquisite-related costs are reported in the column titled “All Other Compensation ($)” in the Summary Compensation Table below.
Impact of Accounting and Tax Treatments of Executive Compensation
As we are a partnership and not a corporation for federal income tax purposes, we are not subject to the limitations of IRC Section 162(m) with respect to tax deductible executive compensation. Accordingly, none of the compensation paid to our named executive officers is subject to a limitation as to tax deductibility. However, if such tax laws related to executive compensation change in the future, the Committee will consider the implication of such changes to us.
Although it is the Partnership’s practice to comply with the statutory and regulatory provisions of IRC Section 409A, on November 2, 2005, the Board of Supervisors approved an amendment to the Suburban Propane, L.P. Severance Protection Plan for Key Employees (the “Severance Plan”) to provide that if any payment under the Severance Plan subjects a participant to the 20% federal excise tax under IRC Section 409A, the payment will be grossed up to permit such participant to retain a net amount on an after-tax basis equal to what he or she would have received had the excise tax not been payable.

Letter Agreement of Mr. Dunn
Simultaneous with the commencement of fiscal 2010, Mr. Dunn’s then existing employment agreement was terminated by mutual agreement and replaced with a letter agreement governing retirement and the implementation of a mutually agreed upon succession plan. The letter agreement between Mr. Dunn and us is summarized as follows:
•	Mr. Dunn will participate in our Severance Protection Plan at the 78-week participation level.

•	If on or after the last day of fiscal 2012, Mr. Dunn retires or leaves as a result of an agreed-upon succession plan, he will receive the following:
•	A lump sum payment equal to two years of base salary.

•	Payment of medical benefits until attainment of age 65 (Mr. Dunn will be 63 at the conclusion of fiscal 2012).

•	Payment of unvested LTIP awards held by Mr. Dunn at separation in accordance with the terms and conditions of the LTIP plan document.

•	Transfer of ownership of employer-provided vehicle to Mr. Dunn.

•	Receipt of other vested and certain unvested benefits including his unvested RUP awards, his earned cash bonus and his vested pension plan balance in accordance with each plan’s terms and conditions.
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
Change of Control
Our executive officers and other key employees have built the Partnership into the successful enterprise that it is today; therefore, we believe that it is important to protect them in the event of a change of control. Further, it is our belief that the interests of our Unitholders will be best served if the interests of our executive officers are aligned with them, and that providing change of control benefits should eliminate, or at least reduce, the reluctance of our executive officers to pursue potential change of control transactions that may be in the best interests of our Unitholders. Additionally, we believe that the severance benefits provided to our executive officers and to our key employees are consistent with market practice and appropriate because these benefits are an inducement to accepting employment and because the executive officers have agreed to and are subject to non-competition and non-solicitation covenants for a period following termination of employment. Therefore, our executive officers and other key employees are provided with employment protection following a change of control (the “Severance Protection Plan”). During fiscal 2010, our Severance Protection Plan covered all executive officers, including the named executive officers.

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
In addition, upon a change of control, without regard to whether a participant’s employment is terminated, all unvested awards granted under the RUP will vest immediately and become distributable to the participants and all outstanding, unvested LTIP awards will vest immediately as if the three-year measurement period for each outstanding award concluded on the date the change of control occurred and our TRU was such that, in relation to the performance of the other members of the peer group, it fell within the top quartile.
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

Although the SERP (as discussed above in the section titled “Supplemental Executive Retirement Plan”) was terminated on November 9, 2010, if a change of control had occurred prior to its termination, it would have automatically terminated at the close of business thirty days following the date of the change of control. Mr. Dunn, the only remaining SERP participant, would have been deemed to have retired and his respective benefits would have been determined as of the date the plan was terminated with payment of his benefits no later than ninety days after the date of the change of control. He would have received a lump sum payment equivalent to the present value of his benefit payable under the plan utilizing the lesser of the prime rate of interest as published in the Wall Street Journal as of the date of the change of control or one percent, as the discount rate to determine the present value of the accrued benefit.

For purposes of the SERP, a change of control would have been deemed to occur, in general, if:
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
Report of the Compensation Committee
The Compensation Committee has reviewed and discussed with management this Compensation Discussion and Analysis. Based on its review and discussions with management, the Committee recommended to the Board of Supervisors that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for fiscal 2010.
The Compensation Committee:
John Hoyt Stookey, Chairman
John D. Collins
Harold R. Logan, Jr.
Dudley C. Mecum
Jane Swift

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION
Summary Compensation Table for Fiscal 2010
The following table sets forth certain information concerning the compensation of each named executive officer during the fiscal years ended September 25, 2010, September 26, 2009, and September 27, 2008:

						Change in
						Pension Value
						and
					Non-Equity	Nonqualified
					Incentive	Deferred
				Unit	Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)(1)	($)	($)(2)	($)(3)	($)(4)	($)(5)	($)
(a)	(b)	(c)	(d)	(e)	(g)	(h)	(i)	(j)
Michael J. Dunn, Jr.	2010	$475,000	—	$768,484	$475,000	$31,661	$49,330	$1,799,475
President and Chief	2009	$433,333	—	$314,197	$467,500	$56,050	$48,065	$1,319,145
Executive Officer	2008	$425,000	—	$1,263,123	$403,750	—	$38,976	$2,130,849

Michael A. Stivala	2010	$275,000	—	$320,699	$206,250	—	$37,569	$839,518
Chief Financial Officer	2009	$262,500	—	$231,333	$214,500	—	$41,728	$750,061
	2008	$250,000	—	$165,128	$154,375	—	$32,589	$602,092

Steven C. Boyd	2010	$270,000	—	$317,799	$202,500	$21,101	$34,762	$846,162
Vice President of	2009	$260,000	—	$190,660	$214,500	$53,577	$39,811	$758,548
Field Operations	2008	$245,000	—	$197,061	$139,650	—	$26,406	$608,117

Michael M. Keating	2010	$260,000	—	$301,879	$182,000	$48,822	$43,887	$836,588
Senior Vice President	2009	$230,833	—	$195,320	$160,875	$107,821	$45,583	$740,432
of Administration	2008	$220,000	—	$194,970	$135,850	—	$35,109	$585,929

Douglas T. Brinkworth	2010	$245,000	—	$303,237	$183,750	$12,959	$41,767	$786,713
Vice President of	2009	$228,333	—	$182,883	$185,625	$31,679	$43,440	$671,960
Product Supply	2008	$215,000	—	$204,519	$153,188	—	$34,881	$607,588

(1)	Includes amounts deferred by named executive officers as contributions to the qualified 401(k) Plan.

For more information on the relationship between salaries and other cash compensation (i.e., annual cash incentives and 2003 Long-Term Incentive Plan awards), refer to the subheading titled “Allocation Among Components” in the “Compensation Discussion and Analysis” above.

(2)
The amounts reported in this column represent the aggregate grant date fair value of RUP awards made during fiscal years 2010, 2009 and 2008, as well as the value at the grant date of LTIP awards based on the probable outcome with respect to satisfaction of the performance conditions, with respect to LTIP awards made in fiscal years 2010, 2009 and 2008. The specific details regarding these plans are provided in the preceding “Compensation Discussion and Analysis” under the subheadings “Restricted Unit Plans” and “2003 Long-Term Incentive Plan.” The breakdown for each plan with respect to each named executive officer is as follows:

Plan Name	Mr. Dunn	Mr. Stivala	Mr. Boyd	Mr. Keating	Mr. Brinkworth
2010
RUP	$399,438	$160,456	$160,456	$160,456	$160,456
LTIP	369,046	160,243	157,343	141,423	142,781
Total	$768,484	$320,699	$317,799	$301,879	$303,237

2009
RUP	$—	$87,177	$46,504	$87,177	$58,115
LTIP	314,197	144,156	144,156	108,143	124,768
Total	$314,197	$231,333	$190,660	$195,320	$182,883

2008
RUP	$1,040,593	$80,054	$120,081	$120,081	$120,081
LTIP	222,530	85,074	76,980	74,889	84,438
Totals	$1,263,123	$165,128	$197,061	$194,970	$204,519

(3)
The amounts reported in this column represent each named executive officer’s annual cash bonus earned in accordance with the performance measures discussed under the subheading “Annual Cash Bonus Plan” in the “Compensation Discussion and Analysis.”

(4)
The amounts reported in this column represent each named executive officer’s Cash Balance Plan earnings and for Mr. Dunn, SERP earnings for fiscal years 2009 and 2008. The decline in values of pension and nonqualified deferred compensation balances for fiscal 2008 were ($23,157), ($29,043), ($57,881) and ($17,463) for Messrs. Dunn, Boyd, Keating and Brinkworth, respectively. These amounts have been omitted from the table because they are negative. Mr. Stivala is not a participant in these plans.

(5)	The amounts reported in this column consist of the following:

2010
					Mr.
Type of Compensation	Mr. Dunn	Mr. Stivala	Mr. Boyd	Mr. Keating	Brinkworth
401(k) Match	$7,350	$7,350	$7,350	$7,350	$7,350
Value of Annual Physical Examination	1,300	1,300	N/A	1,300	1,300
Value of Partnership Provided Vehicle	13,868	12,903	6,251	12,205	11,966
Tax Preparation Services	6,500	N/A	3,600	5,300	3,600
Cash Balance Plan Administrative Fees	1,500	N/A	1,500	1,500	1,500
Insurance Premiums	18,812	16,016	16,061	16,232	16,051
Totals	$49,330	$37,569	$34,762	$43,887	$41,767

2009
					Mr.
Type of Compensation	Mr. Dunn	Mr. Stivala	Mr. Boyd	Mr. Keating	Brinkworth
401(k) Match	$14,700	$14,700	$14,700	$14,200	$13,825
Value of Annual Physical Examination	N/A	1,300	N/A	1,300	N/A
Value of Partnership Provided Vehicle	12,205	11,318	6,205	11,015	10,610
Tax Preparation Services	3,000	N/A	3,000	3,000	3,000
Cash Balance Plan Administrative Fees	1,500	N/A	1,500	1,500	1,500
Insurance Premiums	16,660	14,410	14,406	14,568	14,505
Totals	$48,065	$41,728	$39,811	$45,583	$43,440

2008
					Mr.
Type of Compensation	Mr. Dunn	Mr. Stivala	Mr. Boyd	Mr. Keating	Brinkworth
401(k) Match	$3,450	$3,450	$3,450	$3,300	$3,248
Value of Annual Physical Examination	1,500	1,500	N/A	1,200	1,200
Value of Partnership Provided Vehicle	12,888	12,647	6,549	11,522	11,395
Tax Preparation Services	2,500	N/A	900	2,500	2,500
Cash Balance Plan Administrative Fees	1,500	N/A	1,500	1,500	1,500
Insurance Premiums	17,138	14,992	14,007	15,087	15,038
Totals	$38,976	$32,589	$26,406	$35,109	$34,881

Note:	Column (f) was omitted from the Summary Compensation Table because the Partnership does not grant options to its employees.

Grants of Plan Based Awards Table for Fiscal 2010
The following table sets forth certain information concerning grants of awards made to each named executive officer during the fiscal year ended September 25, 2010:

				Phantom
				Units
				Underlying					All Other stock	Grant Date
				Equity	Estimated Future Payments		Estimated Future Payments		Awards:	Fair Value of
				Incentive	Under Non-Equity Incentive		Under Equity Incentive Plan		Number of	Stock and
				Plan	Plan Awards		Awards		Shares of Stock	Option
	Plan	Grant	Approval	Awards	Target	Maximum	Target	Maximum	or Units	Awards
Name	Name	Date	Date	(LTIP)(4)	($)	($)	($)	($)	(#)	($)(5)
(a)		(b)			(d)	(e)	(g)	(h)	(i)	(l)
Michael Dunn, Jr.	RUP(1)	1 Dec 09	10 Nov 09						11,348	$399,438
	Bonus(2)	27 Sep 09			$475,000	$522,500
	LTIP(3)	27 Sep 09		5,981			$369,046	$461,291

Michael Stivala	RUP(1)	1 Dec 09	10 Nov 09						5,107	$160,456
	Bonus(2)	27 Sep 09			$206,250	$226,875
	LTIP(3)	27 Sep 09		2,597			$160,243	$200,288

Steven Boyd	RUP(1)	1 Dec 09	10 Nov 09						5,107	$160,456
	Bonus(2)	27 Sep 09			$202,500	$222,750
	LTIP(3)	27 Sep 09		2,550			$157,343	$196,709

Michael Keating	RUP(1)	1 Dec 09	10 Nov 09						5,107	$160,456
	Bonus(2)	27 Sep 09			$182,000	$200,200
	LTIP(3)	27 Sep 09		2,292			$141,423	$176,779

Douglas. Brinkworth	RUP(1)	1 Dec 09	10 Nov 09						5,107	$160,456
	Bonus(2)	27 Sep 09			$183,750	$202,125
	LTIP(3)	27 Sep 09		2,314			$142,781	$178,507

(1)
The quantities reported on these lines represent awards granted under the Partnership’s Restricted Unit Plans. Generally, RUP awards vest as follows: 25% of the award on the third anniversary of the grant date; 25% of the award on the fourth anniversary of the grant date; and 50% of the award on the fifth anniversary of the grant date. If a recipient has held an unvested award for at least six months; is 55 years or older; and has worked for the Partnership for at least ten years, an award held by such participant will vest six months following such participant’s retirement if the participant retires prior to the conclusion of the normal vesting schedule unless the Committee exercises its authority to alter the applicability of the plan’s retirement provisions in regard to a particular award. On September 25, 2010, Mr. Dunn and Mr. Keating were the only named executive officers who held RUP awards and, at the same time, satisfied all three retirement eligibility criteria. However, the terms of Mr. Dunn’s fiscal 2010 award are such that the entire award will vest on the last day of fiscal 2012 and at no time between the grant date and the vesting date will this award be subject to the normative retirement provisions of the 2000 or 2009 RUP documents. Detailed discussions of the general terms of the RUP and the facts and circumstances considered by the Committee in authorizing the fiscal 2010 awards to the named executive officers is included in the “Compensation Discussion and Analysis” under the subheading “Restricted Unit Plans.”

(2)
Amounts reported on these lines are the targeted and maximum annual cash bonus compensation potential for each named executive officer under the annual cash bonus plan as described in the “Compensation Discussion and Analysis” under the subheading “Annual Cash Bonus Plan.” Actual amounts earned by the named executive officers for fiscal 2010 were equal to 100% of the “Target” amounts reported on this line. Column (c) (“Threshold $”) was omitted because the annual cash bonus plan does not provide for a minimum cash payment. Because these plan awards were granted to, and 100% of the “Target” awards were earned by, our named executive officers during fiscal 2010, 100% of the “Target” amounts reported under column (d) have been reported in the Summary Compensation Table above.

(3)
The LTIP is a phantom unit plan. Payments, if earned, are based on a combination of (1) the fair market value of our Common Units at the end of a three-year measurement period, which, for purposes of the plan, is the average of the closing prices for the twenty business days preceding the conclusion of the three-year measurement period, and (2) cash equal to the distributions that would have inured to the same quantity of outstanding Common Units during the same three-year measurement period. The fiscal 2010 award “Target ($)” and “Maximum ($)” amounts are estimates based upon (1) the fair market value (the average of the closing prices of our Common Units for the twenty business days preceding September 25, 2010) of our Common Units at the end of fiscal 2010, and (2) the estimated distributions over the course of the award’s three-year measurement period. Column (f) (“Threshold $”) was omitted because the LTIP does not provide for a minimum cash payment. The “Target ($)” amount represents a hypothetical payment at 100% of target and the “Maximum ($)” amount represents a hypothetical payment at 125% of target. Detailed descriptions of the plan and the calculation of awards are included in the “Compensation Discussion and Analysis” under the subheading “2003 Long-Term Incentive Plan.”

(4)
This column is frequently used when non-equity incentive plan awards are denominated in units; however, in this case, the numbers reported represent the phantom units each named executive officer was awarded under the LTIP during fiscal 2010.

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

Outstanding Equity Awards at Fiscal Year End 2010 Table
The following table sets forth certain information concerning outstanding equity awards under our Restricted Unit Plans and phantom equity awards under our 2003 Long-Term Incentive Plan for each named executive officer as of September 25, 2010:

Stock Awards
			Equity Incentive
			Plan Awards:
			Number of	Equity Incentive Plan
		Market Value	Unearned	Awards: Market or
	Number of Shares	of Shares or	Shares, Units or	Payout Value of
	or Units of Stock	Units of Stock	Other Rights	Unearned Shares,
	That Have Not	That Have Not	that Have Not	Units or Other Rights
	Vested	Vested	Vested	That Have Not Vested
Name	(#)(6)	($)(7)	(#)(8)	($)(9)
(a)	(g)	(h)	(i)	(j)
Michael J. Dunn, Jr. (1)	40,881	$2,216,568	12,123	$747,258
Michael A. Stivala(2)	18,657	$1,011,583	5,415	$333,770
Steven C. Boyd(3)	18,407	$998,028	5,368	$330,870
Michael M. Keating(4)	14,981	$812,270	4,406	$271,599
Douglas T. Brinkworth(5)	16,551	$897,395	4,753	$292,969

(1)
Despite Mr. Dunn’s having met the plan’s retirement criteria (explained under the subheading “Restricted Unit Plans” in the “Compensation Discussion and Analysis”), Mr. Dunn’s fiscal 2008 RUP award of 29,533 unvested units will not be subject to the plan’s retirement provisions until December 3, 2010. The terms of Mr. Dunn’s fiscal 2010 RUP award of 11,348 unvested units are such that the entire award will vest on the last day of fiscal 2012 and at no time between the grant date and the vesting date will this award be subject to the normative retirement provisions of the 2000 or 2009 RUP documents. For more information on this and the retirement provisions, refer to the subheading “Restricted Unit Plans” in the “Compensation Discussion and Analysis.” If Mr. Dunn does not retire prior to the conclusion of the normal vesting schedule of his fiscal 2008 RUP award, his RUP awards will vest as follows:

Vesting Date	Dec 3, 2010	Dec 3, 2011	Sep 29, 2012	Dec 3, 2012
Quantity of Units	7,384	7,384	11,348	14,765

(2)	Mr. Stivala’s RUP awards will vest as follows:

	Oct 1,	Nov 1,	Dec 3,	Apr 25,	Dec 1,	Dec 3,	Apr 25,	Dec 1,	Dec 3,	Dec 1,	Dec 1,
Vesting Date	2010	2010	2010	2011	2011	2011	2012	2012	2012	2013	2014
Quantity of Units	1,738	600	568	1,374	1,205	568	2,748	2,482	1,136	3,685	2,553

(3)	Mr. Boyd’s RUP awards will vest as follows:

	Nov 1,	Dec 3,	Apr 25,	Dec 1,	Dec 3,	Apr 25,	Dec 1,	Dec 3,	Dec 1,	Dec 1,
Vesting Date	2010	2010	2011	2011	2011	2012	2012	2012	2013	2014
Quantity of Units	3,200	852	1,374	643	852	2,748	1,920	1,704	2,561	2,553

(4)
Mr. Keating met the retirement eligibility criteria (explained under the subheading “Restricted Unit Plans” in the “Compensation Discussion and Analysis”) during fiscal 2008. If he does not retire prior to the conclusion of the normal vesting schedule of his RUP awards, his RUP awards will vest as follows:

	Dec 3,	Apr 25,	Dec 1,	Dec 3,	Apr 25,	Dec 1,	Dec 3,	Dec 1,	Dec 1,
Vesting Date	2010	2011	2011	2011	2012	2012	2012	2013	2014
Quantity of Units	852	550	1,205	852	1,098	2,482	1,704	3,685	2,553

(5)	Mr. Brinkworth’s RUP awards will vest as follows:

	Oct 1,	Nov 1,	Dec 3,	Apr 25,	Dec 1,	Dec 3,	Apr 25,	Dec 1,	Dec 3,	Dec 1,	Dec 1,
Vesting Date	2010	2010	2010	2011	2011	2011	2012	2012	2012	2013	2014
Quantity of Units	1,738	1,850	852	413	803	852	823	2,080	1,704	2,883	2,553

(6)	The figures reported in this column represent the total quantity of each of our named executive officer’s unvested RUP awards.

(7)
The figures reported in this column represent the figures reported in column (g) multiplied by the average of the highest and the lowest trading prices of our Common Units on September 24, 2010, the last trading day of fiscal 2010.

(8)
The amounts reported in this column represent the quantities of phantom units that underlie the outstanding and unvested fiscal 2010 and fiscal 2009 awards under the LTIP. Payments, if earned, will be made to participants at the end of a three-year measurement period and will be based upon our total return to Common Unitholders in comparison to the total return provided by a predetermined peer group of eleven other companies, all of which are publicly-traded partnerships, to their unitholders. For more information on the LTIP, refer to the subheading “2003 Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.”

(9)
The amounts reported in this column represent the estimated future target payouts of the fiscal 2010 and fiscal 2009 LTIP-awards. These amounts were computed by multiplying the quantities of the unvested phantom units in column (i) by the average of the closing prices of our Common Units for the twenty business days preceding September 25, 2010 (in accordance with the plan’s valuation methodology), and by adding to the product of that calculation the product of each year’s underlying phantom units times the sum of the distributions that are estimated to inure to an outstanding Common Unit during each award’s three-year measurement period. Due to the variability in the trading prices of our Common Units, as well as our performance relative to the peer group, actual payments, if any, at the end of the three-year measurement period may differ. The following chart provides a breakdown of each year’s awards:

	Mr. Dunn	Mr. Stivala	Mr. Boyd	Mr. Keating	Mr. Brinkworth
Fiscal 2010 Phantom Units	5,981	2,597	2,550	2,292	2,314
Value of Fiscal 2010 Phantom Units	$308,578	$133,987	$131,562	$118,251	$119,386
Estimated Distributions over Measurement Period	$60,468	$26,256	$25,781	$23,172	$23,395

Fiscal 2009 Phantom Units	6,142	2,818	2,818	2,114	2,439
Value of Fiscal 2009 Phantom Units	$316,884	$145,389	$145,389	$109,068	$125,835
Estimated Distributions over Measurement Period	$61,328	$28,138	$28,138	$21,108	$24,353

Note:
Columns (b), (c), (d), (e) and (f), all of which are for the reporting of option-related compensation, have been omitted from the Outstanding Equity Awards At Fiscal Year End Table because we do not grant options to our employees.

Equity Vested Table for Fiscal 2010
Awards under the Restricted Unit Plans are settled in Common Units upon vesting. Awards under the 2003 Long-Term Incentive Plan, a phantom-equity plan, are settled in cash. The following two tables set forth certain information concerning the vesting of awards under our Restricted Unit Plans and the vesting of the fiscal 2008 award under our 2003 Long-Term Incentive Plan for each named executive officer during the fiscal year ended September 25, 2010:

	Unit Awards
	Number of
	Common
	Units	Value
Restricted Unit Plans	Acquired on Vesting	Realized on Vesting
Name	(#)	($)(1)
Michael J. Dunn, Jr.	—	—
Michael A. Stivala	3,144	$143,002
Steven C. Boyd	3,574	$163,552
Michael M. Keating	550	$27,024
Douglas T. Brinkworth	2,808	$123,067

(1)	The value realized is equal to the average of the high and low trading prices of our Common Units on the vesting date, multiplied by the number of units that vested.

	Cash Awards
	Number of
	Phantom
	Units	Value
2003 Long-Term Incentive Plan - Fiscal	Acquired on	Realized on
2008(2) Award	Vesting	Vesting
Name	(#)(3)	($)(4)
Michael J. Dunn, Jr.	4,894	$299,934
Michael A. Stivala	1,871	$114,666
Steven C. Boyd	1,693	$103,757
Michael M. Keating	1,647	$100,938
Douglas T. Brinkworth	1,857	$113,808

(2)	The fiscal 2008 award’s three-year measurement period concluded on September 25, 2010.

(3)
In accordance with the formula described in the “Compensation Discussion and Analysis” under the subheading “2003 Long-Term Incentive Plan,” these quantities were calculated at the beginning of the three-year measurement period and were, therefore, based upon each individual’s salary and target cash bonus at that time.

(4)
The value (i.e., cash payment) realized was calculated in accordance with the terms and conditions of the LTIP. For more information, refer to the subheading “2003 Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.”

Pension Benefits Table for Fiscal 2009
The following table sets forth certain information concerning each plan that provides for payments or other benefits at, following, or in connection with retirement for each named executive officer as of the end of the fiscal year ended September 25, 2010:

		Number	Present Value
		of Years	of	Payments
		Credited	Accumulated	During Last
		Service	Benefit	Fiscal Year
Name	Plan Name	(#)	($)	($)

Michael J. Dunn, Jr.	SERP (1)	6	$57,611	$—
	Cash Balance Plan (2)	6	$246,358	$—
	LTIP (4)	N/A	$686,078	$—
	RUP (5)	N/A	N/A	$—

Michael A. Stivala(3)	N/A	N/A	$—	$—

Steven C. Boyd	Cash Balance Plan (2)	15	$141,423	$—

Michael M. Keating	Cash Balance Plan (2)	15	$436,985	$—
	LTIP (4)	N/A	$248,983	$—
	RUP (5)	N/A	$812,270	$—

Douglas T. Brinkworth	Cash Balance Plan (2)	6	$88,675	$—

(1)
Mr. Dunn is the sole remaining SERP participant. Due to the actuarial costs and administrative burdens associated with maintaining this plan for one participant, at its November 9, 2010 meeting, the Committee terminated the SERP and made arrangements for the payment of Mr. Dunn’s accrued benefit of $57,611 on December 1, 2010. For more information on the SERP, refer to the subheading “Supplemental Executive Retirement Plan” in the “Compensation Discussion and Analysis.”

(2)	For more information on the Cash Balance Plan, refer to the subheading “Pension Plan” in the “Compensation Discussion and Analysis.”

(3)
Because Mr. Stivala commenced employment with the Partnership after January 1, 2000, the date on which the Cash Balance Plan was closed to new participants, he does not participate in the Cash Balance Plan.

(4)
Currently, Mr. Dunn and Mr. Keating are the only named executive officers who meet the retirement criteria of the LTIP. For such participants, upon retirement, outstanding but unvested LTIP awards become fully vested. However, payouts on those awards are deferred until the conclusion of each outstanding award’s three-year measurement period, based on the outcome of the TRU relative to the peer group. The number reported on this line represents a projected payout of Mr. Dunn’s and Mr. Keating’s outstanding fiscal 2010 and fiscal 2009 LTIP awards. Because the ultimate payout, if any, is predicated on the trading prices of the Partnership’s Common Units at the end of the three-year measurement period, as well as where within the peer group our TRU falls, the value reported may not be indicative of the value realized in the future upon vesting due to the variability in the trading price of our Common Units.

(5)
Currently, Mr. Dunn and Mr. Keating are the only named executive officers who meet the retirement criteria of the RUP. Despite Mr. Dunn’s having met the plan’s retirement criteria, his fiscal 2008 award will not be subject to the plan’s retirement provisions until December 3, 2010. For more information on this and the retirement provisions, refer to the subheading “Restricted Unit Plans” in the “Compensation Discussion and Analysis.” For participants who meet the retirement criteria, upon retirement, outstanding RUP awards vest six months and one day after retirement. The value reported in this table on behalf of Mr. Keating represents the value of 14,981 Common Units using the average of the highest and the lowest trading prices of our Common Units on September 24, 2010, the last trading day of fiscal 2010.

Potential Payments Upon Termination
The following table sets forth certain information containing potential payments to the named executive officers in accordance with the provisions of the Severance Protection Plan, the RUP and the LTIP for the circumstances listed in the table assuming a September 25, 2010 termination date:

				Involuntary	Involuntary
				Termination	Termination
				Without Cause	Without Cause
				by the	by the
				Partnership or	Partnership or
				by the	by the
				Executive for	Executive for
				Good Reason	Good Reason
				without a	with a Change
				Change of	of Control
Executive Payments and Benefits Upon Termination	Death		Disability	Control Event	Event

Michael J. Dunn, Jr.
Cash Compensation(1) (2) (3) (4)	$-0-		$-0-	$475,000	$1,425,000
Accelerated Vesting of Fiscal 2009 and 2010 LTIP Awards(5)	N/A		N/A	N/A	857,598
Accelerated Vesting of Outstanding RUP Awards(6)	N/A		1,601,279	N/A	2,216,568
SERP(7)	32,400		57,300	53,900	57,300
Medical Benefits	N/A		N/A	12,595	N/A
Total	$32,400		$1,658,579	$541,495	$4,556,466

Michael A. Stivala
Cash Compensation(1) (2) (3) (4)	$-0-		$-0-	$275,000	$721,875
Accelerated Vesting of Fiscal 2009 and 2010 LTIP Awards(5)	N/A		N/A	N/A	383,377
Accelerated Vesting of Outstanding RUP Awards(6)	N/A		734,681	N/A	1,011,583
Medical Benefits(3)	N/A		N/A	12,595	N/A
Total	$0		$734,681	$287,595	$2,116,835

Steven C. Boyd
Cash Compensation(1) (2) (3) (4)	$-0-		$-0-	$270,000	$708,750
Accelerated Vesting of Fiscal 2009 and 2010 LTIP Awards(5)	N/A		N/A	N/A	380,189
Accelerated Vesting of Outstanding RUP Awards(6)	N/A		721,126	N/A	998,028
Medical Benefits(3)	N/A		N/A	12,304	N/A
Total	$0		$721,126	$282,304	$2,086,967

Michael M. Keating
Cash Compensation(1) (2) (3) (4)	$-0	_	$-0-	$260,000	$663,000
Accelerated Vesting of Fiscal 2009 and 2010 LTIP Awards(5)	N/A		N/A	N/A	311,229
Accelerated Vesting of Outstanding RUP Awards(6)	N/A		535,368	N/A	812,270
Medical Benefits(3)	N/A		N/A	12,595	N/A
Total	$0		$535,368	$271,595	$1,786,499

Douglas T. Brinkworth
Cash Compensation(1) (2) (3) (4)	$-0	_	$-0-	$245,000	$643,125
Accelerated Vesting of Fiscal 2009 and 2010 LTIP Awards(5)	N/A		N/A	N/A	336,396
Accelerated Vesting of Outstanding RUP Awards(6)	N/A		620,494	N/A	897,395
Medical Benefits(3)	N/A		N/A	12,595	N/A
Total	$0		$620,494	$257,595	$1,876,916

(1)	In the event of death, the named executive officer’s estate is entitled to a payment equal to the decedent’s earned but unpaid salary and pro-rata cash bonus.

(2)	In the event of disability, the named executive officer is entitled to a payment equal to his earned but unpaid salary and pro-rata cash bonus.

(3)
Any severance benefits, unrelated to a change of control event, payable to these officers would be determined by the Committee on a case-by-case basis in accordance with prior treatment of other similarly situated executives and may, as a result, differ from this hypothetical presentation. For purposes of this table, we have assumed that each of these named executive officers would, upon termination of employment without cause or for resignation for good reason, receive accrued salary and benefits through the date of termination plus one times annual salary and continued participation, at active employee rates, in the Partnership’s health insurance plans for one year.

(4)
In the event of a change of control followed by a termination without cause or by a resignation with good reason, each of the named executive officers will receive 78 weeks of base pay plus a sum equal to their annual target cash bonus divided by 52 and multiplied by 78 in accordance with the terms of the Severance Protection Plan. For more information on the Severance Protection Plan, refer to the subheading “Change of Control” in the “Compensation Discussion and Analysis.”

(5)
In the event of a change of control, all LTIP awards will vest immediately regardless of whether termination immediately follows. If a change of control event occurs, the calculation of the LTIP payment will be made as if our total return to Common Unitholders was higher than that provided by any of the other members of the peer group to their unitholders. For more information, refer to the subheading “2003 Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.”

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

(6)
The RUP document makes no provisions for the vesting of awards held by recipients who die prior to the completion of the vesting schedule. If a recipient of a RUP award becomes permanently disabled, only those awards that have been held for at least one year on the date that the employee’s employment is terminated as a result of his or her permanent disability will immediately vest; all awards held by the recipient for less than one year will be forfeited by the recipient. Because Mr. Dunn, Mr. Stivala, Mr. Boyd, Mr. Keating and Mr. Brinkworth each received a RUP award during fiscal 2010, if any or all of the five named executive officers had become permanently disabled on September 25, 2010, the following quantities of unvested restricted units would have vested: Dunn, 29,533: Stivala, 13,550; Boyd, 13,300; Keating, 9,874; Brinkworth, 11,444. The following quantities would have been forfeited: Dunn, 11,348; Stivala, 5,107; Boyd, 5,107; Keating, 5,107; Brinkworth, 5,107.

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

(7)
Mr. Dunn is the sole remaining SERP participant. Due to the actuarial costs and administrative burdens associated with maintaining this plan for one participant, at its November 9, 2010 meeting, the Committee terminated the SERP and made arrangements for the payment of Mr. Dunn’s accrued benefit of $57,611 on December 1, 2010. For more information on the SERP, refer to the subheading “Supplemental Executive Retirement Plan” in the “Compensation Discussion and Analysis.”

SUPERVISORS’ COMPENSATION
The following table sets forth the compensation of the non-employee members of the Board of Supervisors of the Partnership during fiscal 2010.

	Fees Earned
	or Paid in
	Cash	Unit Awards	Total
Supervisor	($) (1)	($) (2)	($)

John D. Collins	$75,000	$126,216	$201,216
Harold R. Logan, Jr.	100,000	126,216	226,216
Dudley C. Mecum	75,000	126,216	201,216
John Hoyt Stookey	75,000	126,216	201,216
Jane Swift	75,000	126,216	201,216

(1)
This includes amounts earned for fiscal 2010, including quarterly retainer installments for the fourth quarter of 2010 that were paid in November 2010. Does not include amounts paid in fiscal 2010 for fiscal 2009 quarterly retainer installments.

(2)
This represents the aggregate grant date fair values of RUP awards made during the fiscal year. All awards were made in accordance with the provisions of our Restricted Unit Plans and vest accordingly. As of September 25, 2010, each non-employee member of the Board of Supervisors held the following quantities of unvested restricted unit awards: Mr. Collins, 7,722 units; Mr. Logan, 5,850 units; Mr. Mecum, 5,850 units; Mr. Stookey, 5,850 units; and Ms. Swift, 7,722 units.

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
Restricted Unit Plans. Each non-employee Supervisor participates in the Restricted Unit Plans. All awards vest in accordance with the provisions of the plan document (see “Compensation Discussion and Analysis” section titled “Restricted Unit Plans” for a description of the vesting schedule). Upon vesting, all awards are settled by issuing Common Units. During fiscal 2004, Messrs. Logan, Mecum and Stookey were granted unvested restricted unit plan awards of 8,500 units each; during fiscal 2007, each of them received an additional unvested award of 3,000 units. Upon commencement of their terms as supervisors in fiscal 2007, Mr. Collins and Ms. Swift each received an award of 5,496 units. During fiscal 2010, each non-employee Supervisor received a grant of 3,600 units. Messrs. Logan, Mecum and Stookey are the only non-employee Supervisors who have satisfied the retirement provisions of the Partnership’s Restricted Unit Plans.
Additional Supervisor Compensation. Non-employee Supervisors receive no other forms of remuneration from us. The only perquisite provided to the members of the Board of Supervisors is the ability to purchase propane at the same discounted rate that we offer propane to our employees, the value of which was less than $10,000 in fiscal 2010 for each Supervisor.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
The following table sets forth certain information as of November 22, 2010 regarding the beneficial ownership of Common Units by each member of the Board of Supervisors, each executive officer named in the Summary Compensation Table in Item 11 of this Annual Report, and all members of the Board of Supervisors and executive officers as a group. Based upon filings under Section 13(d) or (g) under the Exchange Act, the Partnership does not know of any person or group who beneficially owns more than 5% of the outstanding Common Units. Except as set forth in the notes to the table, each individual or entity has sole voting and investment power over the Common Units reported.

	Amount and Nature of	Percent
Name of Beneficial Owner	Beneficial Ownership (1)	of Class
Michael J. Dunn, Jr. (a)	66,331	*
Michael A. Stivala (b)	10,012	*
Steven C. Boyd (c)	14,992	*
Michael M. Keating (d)	76,402	*
Douglas T. Brinkworth (e)	22,348	*

John Hoyt Stookey (f)	5,316	*
Harold R. Logan, Jr.(f)	15,980	*
Dudley C. Mecum (f)	14,884	*
John D. Collins (g)	13,824	*
Jane Swift (g)	-0-	*

All Members of the Board of Supervisors and Executive Officers, as a Group (16 persons) (h)	324,635	1%

(1)	With the exception of the 784 units held by the General Partner (see (a) below), there is a possibility that any of the above listed units could be pledged as security.

*	Less than 1%.

(a)
Includes 784 Common Units held by the General Partner, of which Mr. Dunn is the sole member. Excludes 33,497 unvested restricted units, none of which will vest in the 60-day period following November 22, 2010.

(b)	Excludes 15,751 unvested restricted units, none of which will vest in the 60-day period following November 22, 2010.

(c)	Excludes 14,355 unvested restricted units, none of which will vest in the 60-day period following November 22, 2010.

(d)	Excludes 14,129 unvested restricted units, none of which will vest in the 60-day period following November 22, 2010.

(e)	Excludes 12,111 unvested restricted units, none of which will vest in the 60-day period following November 22, 2010.

(f)	Excludes 5,850 unvested restricted units, none of which will vest in the 60-day period following November 22, 2010.

(g)	Excludes 7,722 unvested restricted units, none of which will vest in the 60-day period following November 22, 2010.

(h)
Inclusive of the units referred to in footnotes (a), (b), (c), (d), (e), (f) and (g) above, the reported number of units excludes 191,407 unvested restricted units, none of which will vest in the 60 day period following November 22, 2010, owned by certain executive officers, whose restricted units vest on the same basis as described in footnotes (b), (c), (d), (e), (f) and (g) above.

Securities Authorized for Issuance Under the Restricted Unit Plans
The following table sets forth certain information, as of September 25, 2010, with respect to the Partnership’s Restricted Unit Plans, under which restricted units of the Partnership, as described in the Notes to the Consolidated Financial Statements included in this Annual Report, are authorized for issuance.

Number of restricted units
remaining available for
	Number of Common			future issuance under the
	Units to be issued upon		Weighted-average grant	Restricted Unit Plans (excluding
	vesting of restricted		date fair value per	securities reflected in
Plan	units		restricted unit	column (a))
Category	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	481,267	(2)	$29.67	1,091,304
Equity compensation plans not approved by security holders	—		—	—

Total	481,267		$29.67	1,091,304

(1)	Relates to the Restricted Unit Plans.

(2)	Represents number of restricted units that, as of September 25, 2010, had been granted under the Restricted Unit Plan but had not yet vested.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
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
The following table sets forth the aggregate fees for services related to fiscal years 2010 and 2009 provided by PricewaterhouseCoopers LLP, our independent registered public accounting firm.

	Fiscal	Fiscal
	2010	2009

Audit Fees (a)	$2,162,500	$2,265,000
Tax Fees (b)	728,223	840,030
All Other Fees (c)	1,605	1,605

(a)
Audit Fees consist of professional services rendered for the integrated audit of our annual consolidated financial statements and our internal control over financial reporting, including reviews of our quarterly financial statements, as well as the issuance of consents in connection with other filings made with the SEC.

(b)	Tax Fees consist of fees for professional services related to tax reporting, tax compliance and transaction services assistance.

(c)	All Other Fees represent fees for the purchase of a license to an accounting research software tool.
The Audit Committee of the Board of Supervisors has adopted a formal policy concerning the approval of audit and non-audit services to be provided by the independent registered public accounting firm, PricewaterhouseCoopers LLP. The policy requires that all services PricewaterhouseCoopers LLP may provide to us, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by PricewaterhouseCoopers LLP during fiscal 2010 and fiscal 2009.

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

SUBURBAN PROPANE PARTNERS, L.P.
Date: November 24, 2010	By:	/s/ MICHAEL J. DUNN, JR.
Michael J. Dunn, Jr.
President, Chief Executive Officer and Supervisor
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ MICHAEL J. DUNN, JR. (Michael J. Dunn, Jr.)	President, Chief Executive Officer and Supervisor	November 24, 2010

By:	/s/ HAROLD R. LOGAN, JR. (Harold R. Logan, Jr.)	Chairman and Supervisor	November 24, 2010

By:	/s/ JOHN HOYT STOOKEY (John Hoyt Stookey)	Supervisor	November 24, 2010

By:	/s/ DUDLEY C. MECUM (Dudley C. Mecum)	Supervisor	November 24, 2010

By:	/s/ JOHN D. COLLINS (John D. Collins)	Supervisor	November 24, 2010

By:	/s/ JANE SWIFT (Jane Swift)	Supervisor	November 24, 2010

By:	/s/ MICHAEL A. STIVALA (Michael A. Stivala)	Chief Financial Officer	November 24, 2010

By:	/s/ MICHAEL A. KUGLIN (Michael A. Kuglin)	Controller and Chief Accounting Officer	November 24, 2010

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

4.2
Indenture, dated as of December 23, 2003, by and among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York, as Trustee, including Form of Senior Global Exchange Note. (Incorporated by reference to Exhibit 10.28 to the Partnership’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2003).

4.3
First Supplemental Indenture, dated as of March 19, 2010, by and among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee, to the Indenture dated as of December 23, 2003. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed March 19, 2010).

4.4
Indenture, dated as of March 23, 2010, related to the 7.375% Senior Notes due 2020, by and among Suburban Propane Partners, L.P., Suburban Energy Finance Corporation and The Bank of New York Mellon, as Trustee, including the form of 7.375% Senior Notes due 2020. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed March 23, 2010).

4.5
First Supplemental Indenture, dated as of March 23, 2010, related to the 7.375% Senior Notes due 2020, by and among Suburban Propane Partners, L.P., Suburban Energy Finance Corporation and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K filed March 23, 2010).

Exhibit
Number	Description

10.1
Agreement between Michael J. Dunn, Jr. and the Partnership, effective as of September 27, 2009. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed November 10, 2009).

10.2
Suburban Propane Partners, L.P. 2000 Restricted Unit Plan, as amended and restated effective October 17, 2006 and as further amended on July 31, 2007, October 31, 2007, January 24, 2008, January 20, 2009 and November 10, 2009. (Incorporated by reference to Exhibit 10.6 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 26, 2009).

10.3
Suburban Propane Partners, L.P. 2009 Restricted Unit Plan, effective August 1, 2009. (Incorporated by reference to Exhibit 99.1 to the Partnership’s Registration Statement on Form S-8 filed on July 24, 2009).

10.4
Suburban Propane, L.P. Severance Protection Plan, as amended on January 24, 2008, January 20, 2009 and November 10, 2009. (Incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 26, 2009).

10.5
Suburban Propane L.P. 2003 Long Term Incentive Plan, as amended on October 17, 2006 and as further amended on July 31, 2007, October 31, 2007, January 24, 2008 and January 20, 2009. (Incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008).

10.6
Amended and Restated Retirement Savings and Investment Plan of Suburban Propane effective as of January 1, 1998). (Incorporated by reference to Exhibit 10.24 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001).

10.7
Amendment No. 1 to the Retirement Savings and Investment Plan of Suburban Propane (effective January 1, 2002). (Incorporated by reference to Exhibit 10.25 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002).

10.8	Credit Agreement dated June 26, 2009. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on June 30, 2009).

10.9
First Amendment to Credit Agreement, dated March 9, 2010, by and among Suburban Propane, L.P., Suburban Propane Partners, L.P., each lender signatory thereto and Bank of America, N.A., as the administrative agent for the lenders therein. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on March 9, 2010).

10.10
Non-Competition Agreement, dated September 17, 2007, between Suburban Propane, L.P. and Plains LPG Services, L.P. (Incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed September 20, 2007).

10.11
Propane Storage Agreement, dated September 17, 2007, between Suburban Propane, L.P. and Plains LPG Services, L.P. (Incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed September 20, 2007).

21.1	Subsidiaries of Suburban Propane Partners, L.P. (Filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith).

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

Exhibit
Number	Description

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

99.1	Equity Holding Policy for Supervisors and Executives of Suburban Propane Partners, L.P. (Incorporated by reference to Exhibit 99.1 to the Partnership’s Current Report on Form 8-K dated May 10, 2010).

101.INS	XBRL Instance Document (Furnished herewith). *

101.SCH	XBRL Taxonomy Extension Schema Document (Furnished herewith). *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Furnished herewith). *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Furnished herewith). *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Furnished herewith). *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Furnished herewith). *

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
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of Suburban Propane Partners, L.P. and its subsidiaries at September 25, 2010 and September 26, 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 25, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of September 26, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Florham Park, New Jersey
November 24, 2010

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 25,	September 26,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$156,908	$163,173
Accounts receivable, less allowance for doubtful accounts of $5,403 and $4,374, respectively	60,383	52,035
Inventories	61,047	70,158
Other current assets	18,089	22,190

Total current assets	296,427	307,556
Property, plant and equipment, net	350,420	357,187
Goodwill	277,244	274,897
Other assets	46,169	37,874

Total assets	$970,260	$977,514

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$39,886	$35,677
Accrued employment and benefit costs	28,624	40,875
Accrued insurance	10,480	10,410
Customer deposits and advances	63,579	69,789
Other current liabilities	21,945	25,179

Total current liabilities	164,514	181,930
Long-term borrowings	347,953	349,415
Accrued insurance	44,965	41,838
Other liabilities	47,991	44,614

Total liabilities	605,423	617,797

Commitments and contingencies

Partners’ capital:
Common Unitholders (35,318 and 35,228 units issued and outstanding at September 25, 2010 and September 26, 2009, respectively)	422,063	421,005
Accumulated other comprehensive loss	(57,226)	(61,288)

Total partners’ capital	364,837	359,717

Total liabilities and partners’ capital	$970,260	$977,514

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)

	Year Ended
	September 25,	September 26,	September 27,
	2010	2009	2008
Revenues
Propane	$885,459	$864,012	$1,132,950
Fuel oil and refined fuels	135,059	159,596	288,078
Natural gas and electricity	77,587	76,832	103,745
All other	38,589	42,714	49,390

	1,136,694	1,143,154	1,574,163
Costs and expenses
Cost of products sold	598,451	540,385	1,039,436
Operating	289,567	304,767	308,071
General and administrative	61,656	57,044	48,134
Pension settlement charge	2,818	—	—
Depreciation and amortization	30,834	30,343	28,394

	983,326	932,539	1,424,035

Income before loss on debt extinguishment, interest expense and provision for income taxes	153,368	210,615	150,128
Loss on debt extinguishment	(9,473)	(4,624)	—
Interest income	61	802	2,787
Interest expense	(27,458)	(39,069)	(39,839)

Income before provision for income taxes	116,498	167,724	113,076
Provision for income taxes	1,182	2,486	1,903

Income from continuing operations	115,316	165,238	111,173
Discontinued operations:
Gain on disposal of discontinued operations	—	—	43,707

Net income	$115,316	$165,238	$154,880

Income per Common Unit — basic
Income from continuing operations	$3.26	$4.99	$3.39
Discontinued operations	—	—	1.33

Net income	$3.26	$4.99	$4.72

Weighted average number of Common Units outstanding — basic	35,374	33,134	32,783

Income per Common Unit — diluted
Income from continuing operations	$3.24	$4.96	$3.37
Discontinued operations	—	—	1.33

Net income	$3.24	$4.96	$4.70

Weighted average number of Common Units outstanding — diluted	35,613	33,315	32,950

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	September 25,	September 26,	September 27,
	2010	2009	2008
Cash flows from operating activities:
Net income	$115,316	$165,238	$154,880
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	30,834	30,343	28,394
Pension settlement charge	2,818	—	—
Loss on debt extinguishment	9,473	4,624	—
Deferred tax provision	—	1,385	1,277
Gain on disposal of discontinued operations	—	—	(43,707)
Other, net	6,120	3,895	1,466
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(7,709)	42,898	(9,663)
(Increase) decrease in inventories	9,555	9,664	1,424
Increase (decrease) in accounts payable	3,376	(22,402)	1,080
Increase (decrease) in accrued employment and benefit costs	(12,251)	13,822	(10,587)
Increase (decrease) in accrued insurance	3,127	(20,785)	27,240
Increase (decrease) in customer deposits and advances	(6,328)	(5,437)	(4,188)
(Increase) decrease in other current and noncurrent assets	1,479	19,121	(24,125)
Increase (decrease) in other current and noncurrent liabilities	(13)	4,185	(2,974)

Net cash provided by operating activities	155,797	246,551	120,517

Cash flows from investing activities:
Capital expenditures	(19,131)	(21,837)	(21,819)
Acquisitions of businesses	(14,500)	—	—
Proceeds from sale of property, plant and equipment	3,520	4,985	4,734
Proceeds from sale of discontinued operations	—	—	53,715

Net cash (used in) provided by investing activities	(30,111)	(16,852)	36,630

Cash flows from financing activities:
Repayments of long-term borrowings	(256,510)	(177,821)	(15,000)
Proceeds from long-term borrowings	247,840	100,000	—
Issuance costs associated with long-term borrowings	(5,018)	(5,543)	—
Repayments of short-term borrowings	—	(110,000)	—
Net proceeds from issuance of Common Units	—	95,880	—
Partnership distributions	(118,263)	(106,740)	(101,035)

Net cash (used in) financing activities	(131,951)	(204,224)	(116,035)

Net (decrease) increase in cash and cash equivalents	(6,265)	25,475	41,112
Cash and cash equivalents at beginning of year	163,173	137,698	96,586

Cash and cash equivalents at end of year	$156,908	$163,173	$137,698

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,362	$39,153	$35,217

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)

					Accumulated
					Other
	Number of		Deferred	Common	Compre-	Total
	Common	Common	Compen-	Units Held	hensive	Partners’	Comprehensive
	Units	Unitholders	sation	in Trust	(Loss) Income	Capital	Income (Loss)

Balance at September 29, 2007	32,674	$208,230	$5,660	$(5,660)	$(41,953)	$166,277

Net income		154,880				154,880	$154,880
Other comprehensive income:
Net unrealized losses on cash flow hedges					(2,916)	(2,916)	(2,916)
Reclassification of realized gains on cash flow hedges into earnings					(1,377)	(1,377)	(1,377)
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans					2,091	2,091	2,091

Total comprehensive income							$152,678

Partnership distributions		(101,035)				(101,035)
Common Units issued under Restricted Unit Plans	51
Common Units distributed from trust			(5,660)	5,660		—
Compensation cost recognized under Restricted Unit Plan, net of forfeitures		2,156				2,156

Balance at September 27, 2008	32,725	$264,231	$—	$—	$(44,155)	$220,076

Net income		165,238				165,238	$165,238
Other comprehensive income:
Net unrealized losses on cash flow hedges					(991)	(991)	(991)
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans					(16,142)	(16,142)	(16,142)

Total comprehensive income							$148,105

Partnership distributions		(106,740)				(106,740)
Common Units issued under Restricted Unit Plans	72
Sale of Common Units under public offering, net of offering expenses	2,431	95,880				95,880
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		2,396				2,396

Balance at September 26, 2009	35,228	$421,005	$—	$—	$(61,288)	$359,717

Net income		115,316				115,316	$115,316
Other comprehensive income:
Net unrealized losses on cash flow hedges					(2,109)	(2,109)	(2,109)
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans					3,353	3,353	3,353
Recognition in earnings of net actuarial loss for pension settlement					2,818	2,818	2,818

Total comprehensive income							$119,378

Partnership distributions		(118,263)				(118,263)
Common Units issued under Restricted Unit Plans	90
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		4,005				4,005

Balance at September 25, 2010	35,318	$422,063	$—	$—	$(57,226)	$364,837

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)

1. Partnership Organization and Formation
Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 35,318,060 Common Units outstanding at September 25, 2010. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), adopted on October 19, 2006 following approval by Common Unitholders at the Partnership’s Tri-Annual Meeting and as thereafter amended by the Board of Supervisors on July 31, 2007, pursuant to the authority granted to the Board in the Partnership Agreement. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.
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
The Partnership’s fuel oil and refined fuels, natural gas and electricity and services businesses are structured as corporate entities (collectively referred to as the “Corporate Entities”) and, as such, are subject to corporate level income tax.
Suburban Energy Finance Corporation, a direct wholly-owned subsidiary of the Partnership, was formed on November 26, 2003 to serve as co-issuer, jointly and severally with the Partnership, of the Partnership’s senior notes.
The Partnership serves approximately 800,000 active residential, commercial, industrial and agricultural customers from approximately 300 locations in 30 states. The Partnership’s operations are concentrated in the east and west coast regions of the United States, including Alaska. No single customer accounted for 10% or more of the Partnership’s revenues during fiscal 2010, 2009 or 2008.

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
Fiscal Period. The Partnership’s fiscal year ends on the last Saturday in September.
Revenue Recognition. Sales of propane, fuel oil and refined fuels are recognized at the time product is delivered to the customer. Revenue from the sale of appliances and equipment is recognized at the time of sale or when installation is complete, as applicable. Revenue from repairs, maintenance and other service activities is recognized upon completion of the service. Revenue from service contracts is recognized ratably over the service period. Revenue from the natural gas and electricity business is recognized based on customer usage as determined by meter readings for amounts delivered, some of which may be unbilled at the end of each accounting period. Revenue from annually billed tank fees is deferred at the time of billings and recognized on a straight-line basis over one year.
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
Business Combinations. At the beginning of fiscal 2010, the Partnership adopted revised accounting guidance concerning business combinations. The Partnership accounts for business combinations using the purchase method and accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the acquisition date. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired, including the amount assigned to identifiable intangible assets. The primary drivers that generate goodwill are the value of synergies between the acquired entities and the Partnership and the acquired assembled workforce, neither of which qualifies as an identifiable intangible asset. Identifiable intangible assets with finite lives are amortized over their useful lives. The results of operations of acquired businesses are included in the Consolidated Financial Statements from the acquisition date. The Partnership expenses all acquisition-related costs as incurred. Certain provisions of the revised guidance, in particular one related to the accounting for acquired tax benefits, are required to be applied regardless of when the business combination occurred. Therefore, to the extent the Partnership’s Corporate Entities generate taxable profits that enable the utilization of tax benefits acquired in prior business combinations, the corresponding reduction in the valuation allowance will be recorded as a reduction in the provision for income taxes. Previously, such valuation allowances were recorded as a reduction to goodwill.
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
Interest Rate Risk. A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”)). Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. The Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. The interest rate swaps have been designated as, and are accounted for as, cash flow hedges. The fair value of the interest rate swaps are determined using an income approach, whereby future settlements under the swaps are converted into a single present value, with fair value being based on the value of current market expectations about those future amounts. Changes in the fair value are recognized in OCI until the hedged item is recognized in earnings. However, due to changes in the underlying interest rate environment, the corresponding value in OCI is subject to change prior to its impact on earnings.

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
Other Intangible Assets. Other intangible assets consist of customer lists, tradenames, non-compete agreements and leasehold interests. Customer lists and tradenames are amortized under the straight-line method over the estimated period for which the assets are expected to contribute to the future cash flows of the reporting entities to which they relate, ending periodically between fiscal years 2012 and 2021. Non-compete agreements are amortized under the straight-line method over the periods of the related agreements. Leasehold interests are amortized under the straight-line method over the shorter of the lease term or the useful life of the related assets, through fiscal 2025.

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
Income Taxes. As discussed in Note 1, the Partnership structure consists of two limited partnerships, the Partnership and the Operating Partnership, and the Corporate Entities. For federal income tax purposes, as well as for state income tax purposes in the majority of the states in which the Partnership operates, the earnings attributable to the Partnership and the Operating Partnership are included in the tax returns of the individual partners. As a result, except for certain states that impose an income tax on partnerships, no income tax expense is reflected in the Partnership’s consolidated financial statements relating to the earnings of the Partnership and the Operating Partnership. The earnings attributable to the Corporate Entities are subject to federal and state income taxes. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Common Unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership Agreement.
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
Net Income Per Unit. Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and restricted units granted under the Partnership’s Restricted Unit Plans, as defined below, to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under the Restricted Unit Plans. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 238,589, 180,789 and 166,308 units for the years ended September 25, 2010, September 26, 2009 and September 27, 2008, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.
Comprehensive Income. The Partnership reports comprehensive (loss) income (the total of net income and all other non-owner changes in partners’ capital) within the consolidated statement of partners’ capital. Comprehensive (loss) income includes unrealized gains and losses on derivative instruments accounted for as cash flow hedges, amortization of net actuarial losses and prior service credits into earnings and changes in the funded status of pension and other postretirement benefit plans.
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
The following summarizes the quarterly distributions per Common Unit declared and paid in respect of each of the quarters in the three fiscal years in the period ended September 25, 2010:

	Fiscal	Fiscal	Fiscal
	2010	2009	2008

First Quarter	$0.8350	$0.8100	$0.7625
Second Quarter	0.8400	0.8150	0.7750
Third Quarter	0.8450	0.8250	0.8000
Fourth Quarter	0.8500	0.8300	0.8050
On October 20, 2010, the Board of Supervisors declared a quarterly distribution of $0.85 per Common Unit, or $3.40 per Common Unit on an annualized basis, in respect of the fourth quarter of fiscal 2010, which was paid on November 9, 2010 to holders of record on November 2, 2010. This quarterly distribution included an increase of $0.02 per Common Unit on an annualized basis, from the previous distribution rate established in July, 2010, and a growth rate of 2.4% compared to the fourth quarter of fiscal 2009.

4. Selected Balance Sheet Information
Inventories consist of the following:

	As of
	September 25,	September 26,
	2010	2009

Propane and refined fuels	$59,729	$67,293
Natural gas	107	219
Appliances and related parts	1,211	2,646

	$61,047	$70,158

The Partnership enters into contracts to buy propane, fuel oil and natural gas for supply purposes. Such contracts generally have a term of one year subject to annual renewal, with costs based on market prices at the date of delivery.

Property, plant and equipment consist of the following:

	As of
	September 25,	September 26,
	2010	2009

Land and improvements	$28,250	$28,452
Buildings and improvements	80,072	78,189
Transportation equipment	22,959	33,231
Storage facilities	78,176	76,594
Equipment, primarily tanks and cylinders	481,423	471,787
Computer systems	44,705	43,538
Construction in progress	5,290	2,657

	740,875	734,448
Less: accumulated depreciation	390,455	377,261

	$350,420	$357,187

Depreciation expense for the years ended September 25, 2010, September 26, 2009 and September 27, 2008 amounted to $28,411, $28,123 and $26,170, respectively. During the third quarter of fiscal 2010, the Partnership recorded a $1,800 adjustment to accelerate depreciation expense on certain assets taken out of service.

5. Goodwill and Other Intangible Assets
The Partnership’s fiscal 2010 and fiscal 2009 annual goodwill impairment review resulted in no adjustments to the carrying amount of goodwill. During fiscal 2009 and fiscal 2008, the Partnership reversed $1,385 and $1,277 of the deferred tax asset valuation allowance, respectively, which was established through purchase accounting, as a reduction to goodwill. As a result of the adoption of revised accounting guidance concerning business combinations, reversals of the deferred tax asset valuation allowance during fiscal 2010 are reflected as a reduction of deferred tax expense. This adjustment resulted from the utilization of a portion of the net operating losses established in purchase accounting.
The changes in carrying value of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	Total
Balance as of September 26, 2009
Goodwill	$262,559	$10,900	$7,900	$281,359
Accumulated impairment losses	—	(6,462)	—	(6,462)

	$262,559	$4,438	$7,900	$274,897

Balance as of September 25, 2010
Goodwill	264,906	10,900	7,900	283,706
Accumulated impairment losses	—	(6,462)	—	(6,462)

	$264,906	$4,438	$7,900	$277,244

Goodwill acquired during fiscal 2010	2,347	—	—	2,347

Other intangible assets consist of the following:

	As of
	September 25,	September 26,
	2010	2009

Customer lists	$25,761	$22,316
Non-compete agreements	3,156	—
Tradenames	1,499	1,499
Other	1,967	1,967

	32,383	25,782

Less: accumulated amortization
Customer lists	(12,671)	(10,596)
Non-compete agreements	(107)	—
Tradenames	(1,012)	(862)
Other	(617)	(526)

	(14,407)	(11,984)

	$17,976	$13,798

Aggregate amortization expense related to other intangible assets for the years ended September 25, 2010, September 26, 2009 and September 27, 2008 was $2,423, $2,220 and $2,224, respectively. Aggregate amortization expense for each of the five succeeding fiscal years related to other intangible assets held as of September 25, 2010 is as follows: 2011 — $3,113; 2012 — $2,638; 2013 — $2,480; 2014 — $2,145 and 2015 — $1,984.

6. Income Taxes
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
The earnings of the Corporate Entities that do not qualify under the Internal Revenue Code for partnership status are subject to federal and state income taxes. However, a number of those corporate entities have experienced operating losses in recent years, therefore, a full valuation allowance has been provided against the deferred tax assets. As a result, at present, many of those Corporate Entities do not report a tax provision. The conclusion that a full valuation allowance is necessary was based upon an analysis of all available evidence, both negative and positive at the balance sheet date, which, taken as a whole, indicates that it is more likely than not that sufficient future taxable income will not be available to utilize the Partnership’s deferred tax assets. Management’s periodic reviews include, among other things, the nature and amount of the taxable income and expense items, the expected timing when assets will be used or liabilities will be required to be reported and the reliability of historical profitability of businesses expected to provide future earnings. Furthermore, management considered tax-planning strategies it could use to increase the likelihood that the deferred tax assets will be realized.

The income tax provision of all the legal entities included in the Partnership’s consolidated statement of operations consists of the following:

	Year Ended
	September 25,	September 26,	September 27,
	2010	2009	2008

Current
Federal	$177	$173	$73
State and local	1,004	928	553

	1,181	1,101	626
Deferred	—	1,385	1,277

	$1,181	$2,486	$1,903

The provision for income taxes differs from income taxes computed at the United States federal statutory rate as a result of the following:

	Year Ended
	September 25,	September 26,	September 27,
	2010	2009	2008

Income tax provision at federal statutory tax rate	$40,361	$58,704	$39,577
Impact of Partnership income not subject to federal income taxes	(38,808)	(56,294)	(45,323)
Permanent differences	2,051	719	1,240
Change in valuation allowance	(4,806)	(2,048)	6,930
State income taxes	2,247	1,262	(572)
Other	136	143	51

Provision for income taxes — current and deferred	$1,181	$2,486	$1,903

The components of net deferred taxes and the related valuation allowance using currently enacted tax rates are as follows:

	As of
	September 25,	September 26,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$33,214	$38,995
Allowance for doubtful accounts	713	679
Inventory	1,423	833
Intangible assets	1,362	1,523
Deferred revenue	1,408	1,613
Derivative instruments	700	—
AMT credit carryforward	925	789
Other accruals	1,726	2,915

Total deferred tax assets	41,471	47,347

Deferred tax liabilities:
Derivative instruments	—	1,282
Property, plant and equipment	815	603

Total deferred tax liabilities	815	1,885

Net deferred tax assets	40,656	45,462
Valuation allowance	(40,656)	(45,462)

Net deferred tax assets	$—	$—

7. Long-Term Borrowings
Short-term and long-term borrowings consist of the following:

	As of
	September 25,	September 26,
	2010	2009
7.375% senior notes, due March 15, 2020, net of unamortized discount of $2,047	$247,953	$—
6.875% senior notes, due December 15, 2013, net of unamortized discount of $585	—	249,415
Revolving Credit Agreement, due June 25, 2013	100,000	100,000

	$347,953	$349,415

On March 23, 2010, the Partnership and its wholly-owned subsidiary, Suburban Energy Finance Corporation, completed a public offering of $250,000 in aggregate principal amount of 7.375% senior notes due March 15, 2020 (the “2020 Senior Notes”). The 2020 Senior Notes were issued at 99.136% of the principal amount. The net proceeds from the issuance, along with cash on hand, were used to repurchase the 6.875% senior notes due in 2013 (the “2013 Senior Notes”) on March 23, 2010 through a redemption and tender offer. In connection with the repurchase of the 2013 Senior Notes, the Partnership recognized a loss on the extinguishment of debt of $9,473 in fiscal 2010, consisting of $7,231 for the repurchase premium and related fees, as well as the write-off of $2,242 in unamortized debt origination costs and unamortized discount.
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

On June 26, 2009, the Operating Partnership executed a Credit Agreement (the “Credit Agreement”) to provide a four-year $250,000 revolving credit facility (the “Revolving Credit Facility”). The Credit Agreement replaced the Operating Partnership’s previous credit facility, which provided for a $108,000 term loan (the “Term Loan”) and a separate $175,000 working capital facility both of which, as amended, were scheduled to mature in March 2010. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions until maturity on June 25, 2013. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. At closing, the Operating Partnership borrowed $100,000 under the Revolving Credit Facility and, along with cash on hand, repaid the $108,000 then outstanding under the Term Loan and terminated the previous credit facility. In addition, the Partnership has standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $58,481 primarily in support of retention levels under its self-insurance programs, which expire periodically through April 15, 2011. Therefore, as of September 25, 2010 the Partnership had available borrowing capacity of $91,519 under the Revolving Credit Facility.
Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of September 25, 2010, the interest rate for the Revolving Credit Facility was approximately 3.5%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.
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
The Revolving Credit Facility and the 2020 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Revolving Credit Facility contains certain financial covenants (a) requiring the Partnership’s consolidated interest coverage ratio, as defined, to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined, of the Partnership from being greater than 4.5 to 1.0 as of the end of any fiscal quarter; and (c) prohibiting the Operating Partnership’s senior secured consolidated leverage ratio, as defined, from being greater than 3.0 to 1.0 as of the end of any fiscal quarter. Under the indenture governing the 2020 Senior Notes, the Partnership is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the 2020 Senior Notes and the Revolving Credit Facility as of September 25, 2010.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, long-term borrowings are capitalized within other assets and amortized on a straight-line basis over the term of the respective debt agreements. Other assets at September 25, 2010 and September 26, 2009 include debt origination costs with a net carrying amount of $9,157 and $7,136, respectively. In connection with the repurchase of the 2013 Senior Notes, $1,722 and $1,385 of debt origination costs were written-off in the second quarter of fiscal 2010 and the fourth quarter of fiscal 2009, respectively.
The aggregate amounts of long-term debt maturities subsequent to September 25, 2010 are as follows: 2010 through 2012: $-0-; 2013: $100,000; 2014: $-0-; and thereafter: $250,000.
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
Restricted Unit Plans. In fiscal 2000 and fiscal 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan and 2009 Restricted Unit Plan (collectively, the “Restricted Unit Plans”), respectively, which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership. The total number of Common Units authorized for issuance under the Restricted Unit Plans was 1,917,805 as of September 25, 2010. Unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, Restricted Units issued under the Restricted Unit Plans vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the grant date. The Restricted Unit Plans participants are not eligible to receive quarterly distributions on, or vote their respective restricted units until vested. Restricted units cannot be sold or transferred prior to vesting. The value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period. Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plans. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

The following is a summary of activity in the Restricted Unit Plans:

		Weighted Average
		Grant Date Fair
	Units	Value Per Unit
Outstanding September 29, 2007	383,090	$28.85
Granted	125,912	35.19
Forfeited	(11,359)	(27.17)
Vested	(51,128)	(30.52)

Outstanding September 27, 2008	446,515	30.57
Granted	68,799	18.10
Forfeited	(28,382)	(31.92)
Vested	(71,637)	(27.81)

Outstanding September 26, 2009	415,295	28.89
Granted	160,771	32.11
Forfeited	(4,693)	(30.31)
Vested	(90,106)	(30.37)

Outstanding September 25, 2010	481,267	$29.67

As of September 25, 2010, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $5,564. Compensation cost associated with the unvested awards is expected to be recognized over a weighted-average period of 1.8 years. Compensation expense for the Restricted Unit Plans for years ended September 25, 2010, September 26, 2009 and September 27, 2008 was $4,005, $2,396 and $2,156, respectively.
Long-Term Incentive Plan. The Partnership has a non-qualified, unfunded long-term incentive plan for officers and key employees (the “LTIP”) which provides for payment, in the form of cash, for an award of equity-based compensation at the end of a three-year performance period. The level of compensation earned under the LTIP is based on the market performance of the Partnership’s Common Units on the basis of total return to Unitholders (“TRU”) compared to the TRU of a predetermined peer group comprised of other publicly traded partnerships (master limited partnerships), as approved by the Compensation Committee of the Partnership’s Board of Supervisors, over the same three-year performance period. Compensation expense, which includes adjustments to previously recognized compensation expense for current period changes in the fair value of unvested awards, for the years ended September 25, 2010, September 26, 2009 and September 27, 2008 was $3,058, $3,402 and $1,859, respectively. The cash payouts in fiscal 2010, fiscal 2009 and fiscal 2008, which related to the fiscal 2007, fiscal 2006 and fiscal 2005 awards, were $2,697, $2,741 and $2,720, respectively.
9. Compensation Deferral Plan
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
10. Employee Benefit Plans
Defined Contribution Plan. The Partnership has an employee Retirement Savings and Investment Plan (the “401(k) Plan”) covering most employees. Employer matching contributions relating to the 401(k) Plan are a percentage of the participating employees’ elective contributions. The percentage of the Partnership’s contributions are based on a sliding scale depending on the Partnership’s achievement of annual performance targets. These contributions totaled $2,504, $5,676 and $1,190 for the years ended September 25, 2010, September 26, 2009 and September 27, 2008, respectively.

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
Contributions, as needed, are made to a trust maintained by the Partnership. Contributions to the defined benefit pension plan are made by the Partnership in accordance with the Employee Retirement Income Security Act of 1974 minimum funding standards plus additional amounts made at the discretion of the Partnership, which may be determined from time to time. There were no minimum funding requirements for the defined benefit pension plan for fiscal 2010, 2009 or 2008. During the last decade, cash balance plans came under increased scrutiny which resulted in litigation pertaining to the cash balance feature and the Internal Revenue Service (“IRS”) issued additional regulations governing these types of plans. In fiscal 2010, the IRS completed its review of the Partnership’s defined benefit pension plan and issued a favorable determination letter pertaining to the cash balance formula. However, there can be no assurances that future legislative developments will not have an adverse effect on the Partnership’s results of operations or cash flows.
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

Projected Benefit Obligation, Fair Value of Plan Assets and Funded Status. The following tables provide a reconciliation of the changes in the benefit obligations and the fair value of the plan assets for each of the years ended September 25, 2010 and September 26, 2009 and a statement of the funded status for both years. Under the Partnership’s cash balance defined benefit pension plan, the accumulated benefit obligation and the projected benefit obligation are the same.

			Retiree Health and Life
	Pension Benefits		Benefits
	2010	2009	2010	2009
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$157,187	$135,195	$21,127	$19,076
Service cost	—	—	7	5
Interest cost	7,503	9,488	1,013	1,381
Actuarial loss	9,059	26,888	285	2,409
Settlement payments	(7,889)	(6,130)	—	—
Benefits paid	(8,234)	(8,254)	(1,500)	(1,744)

Benefit obligation at end of year	$157,626	$157,187	$20,932	$21,127

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$140,055	$135,327	$—	$—
Actual return on plan assets	15,957	19,112	—	—
Employer contributions	—	—	1,500	1,744
Settlement payments	(7,889)	(6,130)	—	—
Benefits paid	(8,234)	(8,254)	(1,500)	(1,744)

Fair value of plan assets at end of year	$139,889	$140,055	$—	$—

Funded status:
Funded status at end of year	$(17,737)	$(17,132)	$(20,932)	$(21,127)

Amounts recognized in consolidated balance sheets consist of:
Net amount recognized at end of year	$(17,737)	$(17,132)	$(20,932)	$(21,127)
Less: Current portion	—	—	1,620	1,748

Non-current benefit liability	$(17,737)	$(17,132)	$(19,312)	$(19,379)

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Actuarial net (loss) gain	$(56,267)	$(63,278)	$2,492	$2,842
Prior service credits	—	—	2,848	3,338

Net amount recognized in accumulated other comprehensive (loss) income	$(56,266)	$(63,278)	$5,340	$6,180

The losses (gains) in accumulated other comprehensive loss as of September 25, 2010 that are expected to be recognized as components of net periodic benefit costs during fiscal 2011 are $4,721 and ($525) for pension and postretirement benefits, respectively.
Plan Assets. The Partnership’s investment policies and strategies, as set forth in the Investment Management Policy and Guidelines, are monitored by a Benefits Committee comprised of five members of management. The Partnership employs a liability driven investment strategy, which seeks to increase the correlation of the plan’s assets and liabilities to reduce the volatility of the plan’s funded status. This strategy has resulted in an asset allocation that is largely comprised of investments in funds of fixed income securities. The target asset mix is as follows: (i) fixed income securities portion of the portfolio should range between 75% and 95%; and (ii) equity securities portion of the portfolio should range between 5% and 25%.

The following table presents the actual allocation of assets held in trust as of September 25, 2010 and September 26, 2009:

	2010	2009

Fixed income securities	86%	92%
Equity securities	14%	8%

	100%	100%

In September 2010, the Partnership adopted a new accounting standard requiring expanded disclosures for assets of defined benefit pension plans. The fair values of the Partnership’s pension plan assets are measured using Level 2 inputs. The assets of the defined benefit pension plan have no significant concentration of risk and there are no restrictions on these investments.
The following table describes the measurement of the Partnership’s pension plan assets by asset category:

As of
September 25, 2010
Short term investments (1)	$1,259

Equity securities: (1) (2)
Domestic	13,042
International	6,563

Fixed income securities (1) (3)	119,025

$139,889

(1)	Includes funds which are not publicly traded and are valued at the net asset value of the units provided by the fund issuer.

(2)	Includes funds which invest primarily in a diversified portfolio of publicly traded US and Non-US common stock.

(3)	Includes funds which invest primarily in government bonds and publicly traded and non-publicly traded, investment grade corporate bonds and asset-backed securities.
Projected Contributions and Benefit Payments. There are no projected minimum funding requirements under the Partnership’s defined benefit pension plan for fiscal 2011. Estimated future benefit payments for both pension and retiree health and life benefits are as follows:

		Retiree
		Health and
	Pension	Life
Fiscal Year	Benefits	Benefits
2011	$25,844	$1,620
2012	13,682	1,571
2013	13,379	1,502
2014	12,820	1,436
2015	12,198	1,361
2016 through 2020	52,927	5,519

Effect on Operations. The following table provides the components of net periodic benefit costs included in operating expenses for the years ended September 25, 2010, September 26, 2009 and September 27, 2008:

	Pension Benefits			Retiree Health and Life Benefits
	2010	2009	2008	2010	2009	2008

Service cost	$—	$—	$—	$7	$4	$8
Interest cost	7,503	9,487	8,749	1,013	1,381	1,399
Expected return on plan assets	(8,080)	(9,205)	(9,082)	—	—	—
Amortization of prior service credit	—	—	—	(490)	(490)	(490)
Settlement charge	2,818	—	—	—	—	—
Recognized net actuarial loss	5,374	4,050	3,375	(65)	(312)	—

Net periodic benefit costs	$7,615	$4,332	$3,042	$465	$583	$917

During fiscal 2010, lump sum pension settlement payments to either terminated or retired individuals amounted to $7,889, which exceeded the settlement threshold (combined service and interest costs of net periodic pension cost) of $7,503 for fiscal 2010, and as a result, the Partnership was required to recognize a non-cash settlement charge of $2,818 during fiscal 2010. The non-cash charge was required to accelerate recognition of a portion of cumulative unamortized losses in the defined benefit pension plan. During fiscal 2009 and 2008, the amount of the pension benefit obligation settled through lump sum payments did not exceed the settlement threshold; therefore, a settlement charge was not required to be recognized in either of those fiscal years.
Actuarial Assumptions. The assumptions used in the measurement of the Partnership’s benefit obligations as of September 25, 2010 and September 26, 2009 are shown in the following table:

			Retiree Health and
	Pension Benefits		Life Benefits
	2010	2009	2010	2009

Weighted-average discount rate	4.750%	5.125%	4.250%	5.000%
Average rate of compensation increase	n/a	n/a	n/a	n/a
The assumptions used in the measurement of net periodic pension benefit and postretirement benefit costs for the years ended September 25, 2010, September 26, 2009 and September 27, 2008 are shown in the following table:

	Pension Benefits			Retiree Health and Life Benefits
	2010	2009	2008	2010	2009	2008

Weighted-average discount rate	5.125%	7.625%	6.000%	5.000%	7.625%	6.000%
Average rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average expected long- term rate of return on plan assets	6.250%	7.390%	6.000%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	8.150%	9.000%	9.500%
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

The 7.95% increase in health care costs assumed at September 25, 2010 is assumed to decrease gradually to 4.48% in fiscal 2028 and to remain at that level thereafter. An increase or decrease of the assumed health care cost trend rates by 1.0% in each year would have no material impact to the Partnership’s benefit obligation as of September 25, 2010 nor the aggregate of service and interest components of net periodic postretirement benefit expense for the year ended September 25, 2010. The Partnership has concluded that the prescription drug benefits within the retiree medical plan do not entitle the Partnership to an available Medicare subsidy.
11. Financial Instruments and Risk Management
Cash and Cash Equivalents. The fair value of cash and cash equivalents is not materially different from their carrying amount because of the short-term maturity of these instruments.
Derivative Instruments and Hedging Activities. The notional amount of the Partnership’s outstanding derivative instruments includes the following (gallons in thousands):

	As of
	September 25,	September 26,
Transaction Type	2010	2009
Commodity Options	1,192	6,467
Commodity Futures	18,270	15,330
The Partnership measures the fair value of its exchange-traded options and futures contracts using Level 1 inputs, the fair value of its interest rate swaps using Level 2 inputs and the fair value of its over-the-counter options contracts using Level 3 inputs. The Partnership’s over-the-counter options contracts are valued based on an internal option model. The inputs utilized in the model are based on publicly available information as well as broker quotes.

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the consolidated balance sheet as of September 25, 2010 and September 26, 2009, respectively:

	As of September 25, 2010		As of September 26, 2009
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity options	Other current assets	$2,601	Other current assets	$6,398
	Other assets	—	Other assets	241

Commodity futures	Other current assets	22	Other current assets	2,845
	Other assets	—	Other assets	248

		$2,623		$9,732

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	$2,740	Other current liabilities	$3,351
	Other liabilities	3,561	Other liabilities	840

		$6,301		$4,191

Derivatives not designated as hedging instruments:
Commodity options	Other current liabilities	$641	Other current liabilities	$4,060
	Other liabilities	—	Other liabilities	175

Commodity futures	Other current liabilities	1,838	Other current liabilities	784

		$2,479		$5,019

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant
	Unobservable Inputs (Level 3)
	Fiscal 2010		Fiscal 2009
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$1,675	$844	$—	$—
Beginning balance realized during the period	(1,434)	(844)	—	—
Change in the fair value of beginning balance	(241)	—	—	—
Contracts purchased during the period	2,029	142	2,536	926
Change in the fair value of contracts purchased during the period	(520)	(112)	(861)	(82)

Ending balance of over-the-counter options	$1,509	$30	$1,675	$844

As of September 25, 2010, the Partnership’s outstanding commodity-related derivatives mature during fiscal 2011, and have a weighted average maturity of approximately 3 months. As of September 26, 2009, the Partnership’s outstanding commodity-related derivatives were scheduled to mature between fiscal 2010 and fiscal 2011, and had a weighted average maturity of approximately 7 months.

The effect of the Partnership’s derivative instruments on the consolidated statement of operations for the years ended September 25, 2010, September 26, 2009 and September 27, 2008 are as follows:

	Amount of Gains (Losses)	Gains (Losses) Reclassified from
	Recognized in	Accumulated OCI into Income
	OCI (Effective	(Effective Portion)
	Portion)	Location	Amount
Derivatives in Cash Flow Hedging Relationships:
Year ended 9/25/2010
Interest rate swap	$(2,109)	Interest expense	$—

Year ended 9/26/2009
Interest rate swap	$(991)	Interest expense	$—

Year ended 9/27/2008
Interest rate swap	$(2,916)	Interest expense	$—
Forwards	—	Cost of products sold	1,377

	$(2,916)		$1,377

		Amount of
		Unrealized
	Location of Gains	Gains (Losses)
	(Losses) Recognized in	Recognized in
	Income	Income
Derivatives Not Designated as Hedging Instruments:
Year ended 9/25/2010
Options	Cost of products sold	$(1,275)
Futures	Cost of products sold	(4,125)

		$(5,400)

Year ended 9/26/2009
Options	Cost of products sold	$(589)
Futures	Cost of products sold	2,302

		$1,713

Year ended 9/27/2008
Options	Cost of products sold	$2,011
Futures	Cost of products sold	(247)

		$1,764

Credit Risk. The Partnership’s principal customers are residential and commercial end users of propane and fuel oil and refined fuels served by approximately 300 locations in 30 states. No single customer accounted for more than 10% of revenues during fiscal 2010, 2009 or 2008 and no concentration of receivables exists as of September 25, 2010 or September 26, 2009. During fiscal 2010, 2009 and 2008, three suppliers provided approximately 38%, 40% and 35%, respectively, of the Partnership’s total propane supply. The Partnership believes that, if supplies from any of these three suppliers were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations.
Exchange traded futures and options contracts are traded on and guaranteed by the New York Mercantile Exchange (the “NYMEX”) and as a result, have minimal credit risk. Futures contracts traded with brokers of the NYMEX require daily cash settlements in margin accounts. The Partnership is subject to credit risk with over-the-counter option contracts entered into with various third parties to the extent the counterparties do not perform. The Partnership evaluates the financial condition of each counterparty with which it conducts business and establishes credit limits to reduce exposure to credit risk based on non-performance. The Partnership does not require collateral to support the contracts.
Bank Debt and Senior Notes. The fair value of the Revolving Credit Facility approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions. Based upon quoted market prices, the fair value of the Partnership’s 2020 Senior Notes was $269,375 as of September 25, 2010.

12. Commitments and Contingencies
Commitments. The Partnership leases certain property, plant and equipment, including portions of the Partnership’s vehicle fleet, for various periods under noncancelable leases. Rental expense under operating leases was $17,561, $17,254 and $17,739 for the years ended September 25, 2010, September 26, 2009 and September 27, 2008, respectively.
Future minimum rental commitments under noncancelable operating lease agreements as of September 25, 2010 are as follows:

Minimum
Lease
Fiscal Year	Payments
2011	$15,112
2012	11,916
2013	9,844
2014	8,357
2015	6,063
2016 and thereafter	4,830
Contingencies.
Self Insurance. As discussed in Note 2, the Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At September 25, 2010 and September 26, 2009, the Partnership had accrued liabilities of $55,445 and $52,248, respectively, representing the total estimated losses under these self-insurance programs. The Partnership is also involved in various legal actions which have arisen in the normal course of business, including those relating to commercial transactions and product liability. Management believes, based on the advice of legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Partnership’s financial position or future results of operations, after considering its self-insurance liability for known and unasserted self-insurance claims, as well as existing insurance policies in force. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $17,990 and $14,812 as of September 25, 2010 and September 26 2009, respectively.
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
13. Guarantees
The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2017. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $8,183. The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 25, 2010 and September 26, 2009.

14. Public Offerings
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
16. Segment Information
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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Year Ended
	September 25,	September 26,	September 27,
	2010	2009	2008
Revenues:
Propane	$885,459	$864,012	$1,132,950
Fuel oil and refined fuels	135,059	159,596	288,078
Natural gas and electricity	77,587	76,832	103,745
All other	38,589	42,714	49,390

Total revenues	$1,136,694	$1,143,154	$1,574,163

Income (loss) before interest expense and provision for income taxes:
Propane	$230,717	$268,969	$219,546
Fuel oil and refined fuels	11,589	17,950	(2,825)
Natural gas and electricity	11,629	12,791	9,812
All other	(17,995)	(16,346)	(16,044)
Corporate	(82,572)	(72,749)	(60,361)

Total income before interest expense and provision for income taxes	153,368	210,615	150,128
Reconciliation to income from continuing operations
Loss on debt extinguishment	9,473	4,624	—
Interest expense, net	27,397	38,267	37,052
Provision for income taxes	1,182	2,486	1,903

Income from continuing operations	$115,316	$165,238	$111,173

Depreciation and amortization:
Propane	$17,505	$15,951	$15,515
Fuel oil and refined fuels	3,277	4,253	3,381
Natural gas and electricity	970	1,008	1,008
All other	261	436	391
Corporate	8,821	8,695	8,099

Total depreciation and amortization	$30,834	$30,343	$28,394

	As of
	September 25,	September 26,
	2010	2009
Assets:
Propane	$693,699	$681,809
Fuel oil and refined fuels	57,681	83,416
Natural gas and electricity	21,552	17,540
All other	3,042	2,876
Corporate	282,267	279,854
Eliminations	(87,981)	(87,981)

Total assets	$970,260	$977,514

INDEX TO FINANCIAL STATEMENT SCHEDULE
SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Page
Schedule II	Valuation and Qualifying Accounts — Years Ended September 25, 2010, September 26, 2009 and September 27, 2008	S-2

S-1

SCHEDULE II
SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged			Balance
	Beginning	(credited) to Costs	Other		at End
	of Period	and Expenses	Additions	Deductions (a)	of Period

Year Ended September 27, 2008

Allowance for doubtful accounts	$5,041	$9,166	$—	$(7,629)	$6,578
Valuation allowance for deferred tax assets	43,296	6,930	—	(1,331)	48,895

Year Ended September 26, 2009

Allowance for doubtful accounts	$6,578	$3,284	$—	$(5,488)	$4,374
Valuation allowance for deferred tax assets	48,895	(2,048)	—	(1,385)	45,462

Year Ended September 25, 2010

Allowance for doubtful accounts	$4,374	$5,141	$—	$(4,112)	$5,403
Valuation allowance for deferred tax assets	45,462	(4,806)	—	—	40,656

(a)	Represents amounts that did not impact earnings.

S-2