Form 10-Q
period 2010-12-25
SUBURBAN PROPANE PARTNERS LP
filed 2011-02-03
CIK 1005210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 25, 2010

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
INDEX TO FORM 10-Q

Page
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheets as of December 25, 2010 and September 25, 2010	1

Condensed Consolidated Statements of Operations for the three months ended December 25, 2010 and December 26, 2009	2

Condensed Consolidated Statements of Cash Flows for the three months ended December 25, 2010 and December 26, 2009	3

Condensed Consolidated Statement of Partners’ Capital for the three months ended December 25, 2010	4

Notes to Condensed Consolidated Financial Statements	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

ITEM 4. CONTROLS AND PROCEDURES	29

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS	30

SIGNATURES	31

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
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
•
Other risks referenced from time to time in filings with the Securities and Exchange Commission (“SEC”) and those factors listed or incorporated by reference into the Partnership’s Annual Report under “Risk Factors.”

Some of these Forward-Looking Statements are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Reference is also made to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 25, 2010. On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings with the SEC, press releases or oral statements made by or with the approval of one of the Partnership’s authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking Statements, which reflect management’s view only as of the date made. The Partnership undertakes no obligation to update any Forward-Looking Statement or Cautionary Statement except as otherwise required by law. All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 25,	September 25,
	2010	2010

ASSETS
Current assets:
Cash and cash equivalents	$115,598	$156,908
Accounts receivable, less allowance for doubtful accounts of $5,404 and $5,403, respectively	116,362	60,383
Inventories	75,867	61,047
Other current assets	17,053	18,089

Total current assets	324,880	296,427
Property, plant and equipment, net	348,538	350,420
Goodwill	277,651	277,244
Other assets	46,058	46,169

Total assets	$997,127	$970,260

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$65,728	$39,886
Accrued employment and benefit costs	19,239	28,624
Customer deposits and advances	52,970	63,579
Other current liabilities	39,445	32,425

Total current liabilities	177,382	164,514
Long-term borrowings	348,007	347,953
Accrued insurance	45,823	44,965
Other liabilities	44,330	47,991

Total liabilities	615,542	605,423

Commitments and contingencies

Partners’ capital:
Common Unitholders (35,395 and 35,318 units issued and outstanding at December 25, 2010 and September 25, 2010, respectively)	436,462	422,063
Accumulated other comprehensive loss	(54,877)	(57,226)

Total partners’ capital	381,585	364,837

Total liabilities and partners’ capital	$997,127	$970,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended
	December 25,	December 26,
	2010	2009
Revenues
Propane	$259,401	$233,531
Fuel oil and refined fuels	38,402	39,247
Natural gas and electricity	18,968	16,862
All other	11,536	11,792

	328,307	301,432
Costs and expenses
Cost of products sold	186,504	150,366
Operating	69,077	74,487
General and administrative	14,205	13,738
Depreciation and amortization	8,180	7,084

	277,966	245,675

Income before interest expense and provision for income taxes	50,341	55,757
Interest expense, net	6,846	7,183

Income before provision for income taxes	43,495	48,574
Provision for income taxes	366	199

Net income	$43,129	$48,375

Income per Common Unit — basic	$1.22	$1.37

Weighted average number of Common Units outstanding — basic	35,464	35,321

Income per Common Unit — diluted	$1.21	$1.36

Weighted average number of Common Units outstanding — diluted	35,682	35,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	December 25,	December 26,
	2010	2009
Cash flows from operating activities:
Net income	$43,129	$48,375
Adjustments to reconcile net income to net cash (used in) operations:
Depreciation and amortization	8,180	7,084
Other, net	1,574	1,060
Changes in assets and liabilities:
Accounts receivable	(55,979)	(54,487)
Inventories	(14,681)	(15,869)
Other current and noncurrent assets	1,244	2,093
Accounts payable	25,103	24,672
Accrued employment and benefit costs	(9,385)	(18,540)
Customer deposits and advances	(10,609)	(6,422)
Accrued insurance	858	2,969
Other current and noncurrent liabilities	5,708	(5,661)

Net cash (used in) operating activities	(4,858)	(14,726)

Cash flows from investing activities:
Capital expenditures	(5,763)	(4,492)
Acquisition of business	(2,456)	—
Proceeds from sale of property, plant and equipment	1,829	829

Net cash (used in) investing activities	(6,390)	(3,663)

Cash flows from financing activities:
Partnership distributions	(30,062)	(29,288)

Net cash (used in) financing activities	(30,062)	(29,288)

Net (decrease) in cash and cash equivalents	(41,310)	(47,677)
Cash and cash equivalents at beginning of period	156,908	163,173

Cash and cash equivalents at end of period	$115,598	$115,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’	Comprehensive
	Common Units	Unitholders	(Loss)	Capital	Income

Balance at September 25, 2010	35,318	$422,063	$(57,226)	$364,837
Net income		43,129		43,129	$43,129
Other comprehensive income:
Net unrealized gains on cash flow hedges			1,301	1,301	1,301
Amortization of net actuarial losses and prior service credits into earnings			1,048	1,048	1,048

Comprehensive income					$45,478

Partnership distributions		(30,062)		(30,062)
Common Units issued under Restricted Unit Plans	77
Compensation cost recognized under
Restricted Unit Plans, net of forfeitures		1,332		1,332

Balance at December 25, 2010	35,395	$436,462	$(54,877)	$381,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)
1. Partnership Organization and Formation
Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 35,395,441 Common Units outstanding at December 25, 2010. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), adopted on October 19, 2006 following approval by Common Unitholders at the Partnership’s Tri-Annual Meeting and as thereafter amended by the Board of Supervisors on July 31, 2007, pursuant to the authority granted to the Board in the Partnership Agreement. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). They include all adjustments that the Partnership considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed. These financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 25, 2010. Due to the seasonal nature of the Partnership’s operations, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Fiscal Period. The Partnership’s fiscal periods end on the last Saturday of the quarter.
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
3. Financial Instruments and Risk Management
Cash and Cash Equivalents. The Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of these instruments.

Derivative Instruments and Hedging Activities.
Commodity Price Risk. Given the retail nature of its operations, the Partnership maintains a certain level of priced physical inventory to ensure its field operations have adequate supply commensurate with the time of year. The Partnership’s strategy is to keep its physical inventory priced relatively close to market for its field operations. The Partnership enters into a combination of exchange-traded futures and option contracts and, in certain instances, over-the-counter option contracts (collectively, “derivative instruments”) to hedge price risk associated with propane and fuel oil physical inventories, as well as anticipated future purchases of propane or fuel oil to be used in its operations and to ensure adequate supply during periods of high demand. Under this risk management strategy, realized gains or losses on derivative instruments will typically offset losses or gains on the physical inventory once the product is sold. All of the Partnership’s derivative instruments are reported on the condensed consolidated balance sheet at their fair values. In addition, in the course of normal operations, the Partnership routinely enters into contracts such as forward priced physical contracts for the purchase or sale of propane and fuel oil that qualify for and are designated as normal purchase or normal sale contracts. Such contracts are exempted from the fair value accounting requirements and are accounted for at the time product is purchased or sold under the related contract. The Partnership does not use derivative instruments for speculative trading purposes. Market risks associated with futures, options and forward contracts are monitored daily for compliance with the Partnership’s Hedging and Risk Management Policy which includes volume limits for open positions. Priced on-hand inventory is also reviewed and managed daily as to exposures to changing market prices.
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

The following summarizes the gross fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheet as of December 25, 2010 and September 25, 2010, respectively:

	As of December 25, 2010		As of September 25, 2010
Asset Derivatives	Location	Fair Value	Location	Fair Value

Derivatives not designated as hedging instruments:
Commodity options	Other current assets	$1,455	Other current assets	$2,601

Commodity futures	Other current assets	—	Other current assets	22

		$1,455		$2,623

Liability Derivatives	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	$2,642	Other current liabilities	$2,740
	Other liabilities	2,358	Other liabilities	3,561

		$5,000		$6,301

Derivatives not designated as hedging instruments:
Commodity options	Other current liabilities	$13	Other current liabilities	$641

Commodity futures	Other current liabilities	3,422	Other current liabilities	1,838

		$3,435		$2,479

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant
	Unobservable Inputs (Level 3)
	Three Months Ended		Three Months Ended
	December 25, 2010		December 26, 2009
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$1,509	$29	$1,675	$844
Beginning balance realized during the period	—	—	—	(437)
Change in the fair value of beginning balance	(101)	(29)	1,142	(398)

Ending balance of over-the-counter options	$1,408	$—	$2,817	$9

As of December 25, 2010 and September 25, 2010, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately 2 months and 3 months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statement of operations for the three months ended December 25, 2010 and December 26, 2009 are as follows:

	Three months ended December 25, 2010			Three months ended December 26, 2009
Derivatives in	Amount of Gains	Gains (Losses) Reclassified		Amount of Gains	Gains (Losses) Reclassified
Cash Flow	(Losses) Recognized	from Accumulated OCI into		(Losses) Recognized	from Accumulated OCI into
Hedging	in OCI (Effective	Income (Effective Portion)		in OCI (Effective	Income (Effective Portion)
Relationships	Portion)	Location	Amount	Portion)	Location	Amount

Interest rate swap	$1,301	Interest expense	$—	$623	Interest expense	$—

	$1,301		$—	$623		$—

		Amount of			Amount of
Derivatives Not		Unrealized			Unrealized
Designated as	Location of Gains	Gains (Losses)		Location of Gains	Gains (Losses)
Hedging	(Losses) Recognized	Recognized in		(Losses) Recognized	Recognized in
Instruments	in Income	Income		in Income	Income

Options	Cost of products sold	$33		Cost of products sold	$1,540
Futures	Cost of products sold	(1,606)		Cost of products sold	(4,948)

		$(1,573)			$(3,408)

Bank Debt and Senior Notes. The fair value of the Revolving Credit Facility (defined below) approximates the carrying value since the interest rates are periodically adjusted to reflect market conditions. Based upon quoted market prices, the fair value of the Partnership’s 2020 senior notes was $266,850 and $269,375 as of December 25, 2010 and September 25, 2010, respectively.
4. Inventories
Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	December 25,	September 25,
	2010	2010

Propane, fuel oil and refined fuels and natural gas	$74,538	$59,836
Appliances and related parts	1,329	1,211

	$75,867	$61,047

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

	As of
	December 25,	September 25,
	2010	2010

Propane	$265,313	$264,906
Fuel oil and refined fuels	4,438	4,438
Natural gas and electricity	7,900	7,900

	$277,651	$277,244

During the three months ended December 25, 2010 the Partnership acquired the net assets of a propane business. The impact on the condensed consolidated balance sheet and the pro forma results of operations was not considered material for disclosure purposes.
6. Net Income Per Common Unit
Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and restricted units granted under the restricted unit plans to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under the restricted unit plans. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 218,407 and 216,887 units for the three months ended December 25, 2010 and December 26, 2009, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.
7. Long-Term Borrowings
Long-term borrowings consist of the following:

	As of
	December 25,	September 25,
	2010	2010
7.375% senior notes, due March 15, 2020, net of unamortized discount of $1,993 and $2,047, respectively	$248,007	$247,953
Revolving credit facility, due June 25, 2013	100,000	100,000

	$348,007	$347,953

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

The Operating Partnership has a Credit Agreement (the “Credit Agreement”) that provides for a four-year $250,000 revolving credit facility (the “Revolving Credit Facility”) of which, $100,000 was outstanding as of December 25, 2010 and September 25, 2010. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions until maturity on June 25, 2013. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. In addition, the Partnership has standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $58,356 primarily in support of retention levels under its self-insurance programs, which expire periodically through April 15, 2011. Therefore, as of December 25, 2010 the Partnership had available borrowing capacity of $91,644 under the Revolving Credit Facility.
Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of December 25, 2010, the interest rate for the Revolving Credit Facility was approximately 3.3%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.
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
In connection with the Revolving Credit Facility, the Operating Partnership also entered into an interest rate swap agreement with a notional amount of $100,000 and an effective date of March 31, 2010 and termination date of June 25, 2013. Under the interest rate swap agreement, the Operating Partnership will pay a fixed interest rate of 3.12% to the issuing lender on the notional principal amount outstanding, effectively fixing the LIBOR portion of the interest rate at 3.12%. In return, the issuing lender will pay to the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. This interest rate swap agreement replaced the previous interest rate swap agreement which terminated on March 31, 2010. The interest rate swaps have been designated as a cash flow hedge.
The Revolving Credit Facility and the 2020 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Revolving Credit Facility contains certain financial covenants (a) requiring the Partnership’s consolidated interest coverage ratio, as defined, to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined, of the Partnership from being greater than 4.5 to 1.0 as of the end of any fiscal quarter; and (c) prohibiting the Operating Partnership’s senior secured consolidated leverage ratio, as defined, from being greater than 3.0 to 1.0 as of the end of any fiscal quarter. Under the indenture governing the 2020 Senior Notes, the Partnership is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the 2020 Senior Notes and the Revolving Credit Facility as of December 25, 2010.
Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, long-term borrowings are capitalized within other assets and amortized on a straight-line basis over the term of the respective debt agreements. Other assets at December 25, 2010 and September 25, 2010 include debt origination costs with a net carrying amount of $8,669 and $9,157, respectively.
The aggregate amounts of long-term debt maturities subsequent to December 25, 2010 are as follows: 2010 through 2012: $-0-; 2013: $100,000; 2014: $-0-; and thereafter: $250,000.

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
On January 20, 2011, the Partnership announced a quarterly distribution of $0.8525 per Common Unit, or $3.41 per Common Unit on an annualized basis, in respect of the first quarter of fiscal 2011, payable on February 8, 2011 to holders of record on February 1, 2011. The annualized distribution represents an increase of $0.01 per Common Unit from the previous distribution rate, and a growth rate of 2.1% compared to the first quarter of fiscal 2010.
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
During the three months ended December 25, 2010, the Partnership awarded 113,737 restricted units under the Restricted Unit Plans at an aggregate grant date fair value of $4,671. The following is a summary of activity for the Restricted Unit Plans for the three months ended December 25, 2010:

		Weighted
		Average Grant
		Date Fair Value
	Units	Per Unit
Outstanding September 25, 2010	481,267	$29.67
Awarded	113,737	41.07
Forfeited	—	—
Issued	(77,381)	(25.17)

Outstanding December 25, 2010	517,623	$32.85

As of December 25, 2010, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $8,904. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1.9 years. Compensation expense recognized under the Restricted Unit Plans, net of forfeitures, for the three months ended December 25, 2010 and December 26, 2009 was $1,332 and $992, respectively.
Long-Term Incentive Plan. The Partnership has a non-qualified, unfunded long-term incentive plan for officers and key employees (the “LTIP”) which provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period. The level of compensation earned under the LTIP is based on the market performance of the Partnership’s Common Units on the basis of total return to Unitholders (“TRU”) compared to the TRU of a predetermined peer group consisting solely of other master limited partnerships, approved by the Compensation Committee of the Board of Supervisors, over the same three-year performance period. As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense for the three months ended December 25, 2010 and December 26, 2009 was $856 and $1,035, respectively. As of December 25, 2010 and September 25, 2010, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $4,517 and $6,258, respectively, related to estimated future payments under the LTIP.
10. Commitments and Contingencies
Self-Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of December 25, 2010 and September 25, 2010, the Partnership had accrued insurance liabilities of $56,023 and $55,445, respectively, representing the total estimated losses under these self-insurance programs. The Partnership is also involved in various legal actions that have arisen in the normal course of business, including those relating to commercial transactions and product liability. Although any litigation is inherently uncertain, based on the information currently available to the Partnership, management does not believe that existing legal actions will have a material adverse effect on the Partnership’s financial position or future results of operations, after considering its self-insurance reserves for known and unasserted claims, as well as existing insurance policies in force. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $17,923 and $17,990 as of December 25, 2010 and September 25, 2010, respectively.
11. Guarantees
The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2018. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $9,134 as of December 25, 2010. The fair value of residual value guarantees for outstanding operating leases was de minimis as of December 25, 2010 and September 25, 2010.

12. Pension Plans and Other Postretirement Benefits
The following table provides the components of net periodic benefit costs:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 25,	December 26,	December 25,	December 26,
	2010	2009	2010	2009

Service cost	$—	$—	$2	$2
Interest cost	1,706	1,876	214	253
Expected return on plan assets	(1,574)	(2,020)	—	—
Amortization of prior service credit	—	—	(122)	(122)
Recognized net actuarial loss	1,179	1,343	(9)	(16)

Net periodic benefit cost	$1,311	$1,199	$85	$117

There are no projected minimum employer contribution requirements under ERISA laws for fiscal 2011 under our defined benefit pension plan. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2011 is $1,620, of which $374 has been contributed during the three months ended December 25, 2010.
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
The earnings of the Corporate Entities that do not qualify under the Internal Revenue Code for partnership status are subject to federal and state income taxes. However, a number of those Corporate Entities have experienced operating losses in recent years, and therefore a full valuation allowance has been provided against the deferred tax assets. As a result, at present, many of those Corporate Entities do not report a tax provision. The conclusion that a full valuation allowance is necessary was based upon an analysis of all available evidence, both negative and positive at the balance sheet date, which, taken as a whole, indicates that it is more likely than not that sufficient future taxable income will not be available to utilize the deferred tax assets of the Corporate Entities. Management’s periodic reviews include, among other things, the nature and amount of the taxable income and expense items, the expected timing when assets will be used or liabilities will be required to be reported and the reliability of historical profitability of businesses expected to provide future earnings. Furthermore, management considered tax-planning strategies it could use to increase the likelihood that the deferred tax assets will be realized.
In prior business combinations, the Partnership acquired deferred tax assets. Certain provisions of the accounting guidance concerning business combinations, in particular a provision related to the accounting for acquired tax benefits, are required to be applied regardless of when the business combination occurred. Therefore, to the extent the Partnership’s Corporate Entities generate taxable profits that enable the utilization of tax benefits acquired in prior business combinations, the corresponding reduction in the valuation allowance will be recorded as a reduction in the provision for income taxes. This reduction in tax expense would generally be offset either currently or over time, by an increase in tax expense associated with the taxable income that enabled utilization of the deferred tax asset.

14. Segment Information
The Partnership manages and evaluates its operations in five operating segments, three of which are reportable segments: Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity. The chief operating decision maker evaluates performance of the operating segments using a number of performance measures, including gross margins and income before interest expense and provision for income taxes (operating profit). Costs excluded from these profit measures are captured in Corporate and include corporate overhead expenses not allocated to the operating segments. Unallocated corporate overhead expenses include all costs of back office support functions that are reported as general and administrative expenses within the condensed consolidated statements of operations. In addition, certain costs associated with field operations support that are reported in operating expenses within the condensed consolidated statements of operations, including purchasing, training and safety, are not allocated to the individual operating segments. Thus, operating profit for each operating segment includes only the costs that are directly attributable to the operations of the individual segment. The accounting policies of the operating segments are otherwise the same as those described in the summary of significant accounting policies Note in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 25, 2010.
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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended
	December 25,	December 26,
	2010	2009
Revenues:
Propane	$259,401	$233,531
Fuel oil and refined fuels	38,402	39,247
Natural gas and electricity	18,968	16,862
All other	11,536	11,792

Total revenues	$328,307	$301,432

Income before interest expense and income taxes:
Propane	$65,138	$73,898
Fuel oil and refined fuels	1,722	150
Natural gas and electricity	3,245	2,545
All other	(2,563)	(4,074)
Corporate	(17,201)	(16,762)

Total income before interest expense and income taxes	50,341	55,757

Reconciliation to income from continuing operations:
Interest expense, net	6,846	7,183
Provision for income taxes	366	199

Income from continuing operations	$43,129	$48,375

Depreciation and amortization:
Propane	$4,693	$3,650
Fuel oil and refined fuels	654	766
Natural gas and electricity	223	253
All other	7	83
Corporate	2,603	2,332

Total depreciation and amortization	$8,180	$7,084

	As of
	December 25,	September 25,
	2010	2010
Assets:
Propane	$751,709	$693,699
Fuel oil and refined fuels	63,117	57,681
Natural gas and electricity	25,525	21,552
All other	3,317	3,042
Corporate	241,440	282,267
Eliminations	(87,981)	(87,981)

Total assets	$997,127	$970,260

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
The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three months ended December 25, 2010. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 25, 2010.
Executive Overview
The following are factors that regularly affect our operating results and financial condition. In addition, our business is subject to the risks and uncertainties described in Item 1A included in the Annual Report on Form 10-K for the fiscal year ended September 25, 2010.
Product Costs and Supply
The level of profitability in the retail propane, fuel oil, natural gas and electricity businesses is largely dependent on the difference between retail sales price and product cost. The unit cost of our products, particularly propane, fuel oil and natural gas, is subject to volatility as a result of supply and demand dynamics or other market conditions, including, but not limited to, economic and political factors impacting crude oil and natural gas supply or pricing. We enter into product supply contracts that are generally one-year agreements subject to annual renewal, and also purchase product on the open market. We attempt to reduce price risk by pricing product on a short-term basis. Our propane supply contracts typically provide for pricing based upon index formulas using the posted prices established at major supply points such as Mont Belvieu, Texas, or Conway, Kansas (plus transportation costs) at the time of delivery.
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
Critical Accounting Policies and Estimates
Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included within the Notes to Consolidated Financial Statements section of our Annual Report on Form 10-K for the fiscal year ended September 25, 2010.
Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring management to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US-GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We are also subject to risks and uncertainties that may cause actual results to differ from estimated results. Estimates are used when accounting for self-insurance and litigation reserves, pension and other post-retirement benefit liabilities and costs, valuation of derivative instruments, asset valuation assessments, depreciation and amortization of long-lived assets, asset impairment assessments, tax valuation allowances, and allowances for doubtful accounts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any effects on our financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known to us. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Supervisors.
Results of Operations and Financial Condition
Net income amounted to $43.1 million, or $1.22 per Common Unit, compared to $48.4 million, or $1.37 per Common Unit, in the prior year first quarter. Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) for the first quarter of fiscal 2011 amounted to $60.1 million, compared to $66.2 million in the prior year first quarter. The first quarter of fiscal 2011 was characterized by unseasonably warm weather, particularly during the first six weeks of the quarter, rising commodity prices and customer conservation resulting from continued weakness in the economy.

Retail propane gallons sold in the first quarter of fiscal 2011 decreased 3.7 million gallons, or 4.1%, to 86.3 million gallons compared to 90.0 million gallons in the prior year first quarter. Sales of fuel oil and other refined fuels decreased 1.7 million gallons, or 13.0%, to 11.4 million gallons during the first quarter of fiscal 2011 compared to 13.1 million gallons in the prior year first quarter. Sales volumes were negatively impacted by significantly warmer than normal average temperatures during the first six weeks of the fiscal 2011 first quarter and, to a lesser extent, customer conservation. While average temperatures across our service territories for the first quarter of fiscal 2011 were 1% warmer than normal and 1% colder than the prior year first quarter, average temperatures during the first six weeks of fiscal 2011 were 13% warmer than normal and 18% warmer than the comparable prior year period. The warmer temperatures early in the quarter had the effect of reducing propane consumption and, in turn, deliveries resulting in the reduced volumes.
Revenues of $328.3 million increased $26.9 million, or 8.9%, compared to the prior year first quarter, primarily due to higher retail selling prices associated with higher commodity prices, offset, to an extent, by lower volumes sold. Average posted prices for propane and fuel oil were 15.5% and 18.6% higher, respectively, compared to the prior year first quarter as commodity prices rose steadily throughout the first quarter of fiscal 2011. Cost of products sold for the first quarter of fiscal 2011 of $186.5 million increased $36.1 million, or 24.0%, compared to $150.4 million in the prior year first quarter. As a result of the steady rise in commodity prices throughout the first quarter of fiscal 2011, we reported realized losses on derivative instruments used for risk management purposes which were not fully offset by sales of the physical product during the quarter, thus negatively impacting overall gross margins. Cost of products sold in the first quarter of fiscal 2011 also included a $1.6 million unrealized (non-cash) loss attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $3.4 million unrealized (non-cash) loss in the prior year quarter; these unrealized losses are excluded from Adjusted EBITDA for both periods.
Combined operating and general and administrative expenses of $83.3 million for the first quarter of fiscal 2011 were $4.9 million, or 5.6%, lower than the prior year first quarter, primarily due to lower variable compensation attributable to lower earnings, and continued savings in payroll and field related expenses. Depreciation and amortization expense of $8.2 million increased $1.1 million, or 15.5%, primarily due to the impact of prior year acquisitions.
Once again, we funded all working capital requirements with cash on hand without the need to borrow under our working capital facility and ended the first quarter of fiscal 2011 with $115.6 million of cash. On January 20, 2011, we announced that our Board of Supervisors had declared the twenty-eighth increase (since our recapitalization in 1999) in our quarterly distribution from $0.85 to $0.8525 per Common Unit for the three months ended December 25, 2010. On an annualized basis, this increased distribution rate equates to $3.41 per Common Unit, an increase of $0.01 per Common Unit from the previous distribution rate, and an increase of 2.1% compared to the first quarter of fiscal 2010. The $0.8525 per Common Unit distribution will be paid on February 8, 2011 to Common Unitholders of record as of February 1, 2011.
Looking ahead to the remainder of fiscal 2011, we expect that the economy and volatile commodity price environment will continue to present challenges in each of our markets that will continue to affect customer buying habits, thus having a possible negative impact on sales volumes. Nonetheless, we believe that our flexible cost structure, focus on operating efficiencies and financial strength are all factors that will help us effectively manage through the challenging operating environment.
Our anticipated cash requirements for the remainder of fiscal 2011 include: (i) maintenance and growth capital expenditures of approximately $19.2 million; (ii) interest payments of approximately $23.4 million; and (iii) cash distributions of approximately $90.5 million to our Common Unitholders based on the most recently increased quarterly distribution rate of $0.8525 per Common Unit. Based on our current estimates of cash flow from operations and our cash position at the end of the first quarter of fiscal 2011, we do not anticipate the need to borrow under our credit facility to meet our working capital requirements for the remainder of fiscal 2011. As of December 25, 2010, there was unused borrowing capacity under our Revolving Credit Facility of $91.6 million after considering outstanding letters of credit of $58.4 million.

Three Months Ended December 25, 2010 Compared to Three Months Ended December 26, 2009
Revenues

	Three Months Ended			Percent
	December 25,	December 26,	Increase/	Increase/
(Dollars in thousands)	2010	2009	(Decrease)	(Decrease)
Revenues
Propane	$259,401	$233,531	$25,870	11.1%
Fuel oil and refined fuels	38,402	39,247	(845)	(2.2%)
Natural gas and electricity	18,968	16,862	2,106	12.5%
All other	11,536	11,792	(256)	(2.2%)

Total revenues	$328,307	$301,432	$26,875	8.9%

Total revenues increased $26.9 million, or 8.9%, to $328.3 million for the three months ended December 25, 2010 compared to $301.4 million for the three months ended December 26, 2009 as higher average selling prices associated with higher product costs were partially offset by lower volumes. The decline in volumes was primarily due to the unfavorable impact of warmer average temperatures during the first six weeks of fiscal 2011 compared to the first six weeks of fiscal 2010, coupled with customer conservation efforts attributable to ongoing sluggish economic conditions. Average temperatures across our service territories for the first quarter of fiscal 2011 were 1% warmer than normal and 1% colder than the prior year first quarter; however, average temperatures during the first six weeks of fiscal 2011 were 13% warmer than normal and 18% warmer than the comparable prior year period.
Revenues from the distribution of propane and related activities of $259.4 million in the first quarter of fiscal 2011 increased $25.9 million, or 11.1%, compared to $233.5 million in the prior year first quarter, primarily due to higher average selling prices, partially offset by lower volumes. Average propane selling prices in the first quarter of fiscal 2011 increased 9.7% compared to the prior year first quarter due to higher product costs. Retail propane gallons sold in the first quarter of fiscal 2011 decreased 3.7 million gallons, or 4.1%, to 86.3 million gallons from 90.0 million gallons in the prior year first quarter. The volume decline was primarily attributable to the aforementioned unfavorable weather and, to a lesser extent, customer conservation resulting from continued weakness in the economy. Additionally, included within the propane segment are revenues from other propane activities of $24.8 million in the first quarter of fiscal 2011, which increased $14.3 million compared to the prior year first quarter as a result of the settlement of certain contracts used for risk management purposes (see similar increase in cost of products sold).
Revenues from the distribution of fuel oil and refined fuels of $38.4 million in the first quarter of fiscal 2011 decreased $0.8 million, or 2.2%, from $39.2 million in the prior year first quarter, primarily due to lower volumes, partially offset by higher average selling prices. Fuel oil and refined fuels gallons sold in the first quarter of fiscal 2011 decreased 1.7 million gallons, or 13.0%, to 11.4 million gallons from 13.1 million gallons in the prior year first quarter. Lower volumes in our fuel oil and refined fuels segment were attributable to warmer average temperatures in our northeast territories during the first six weeks of fiscal 2011, as well as the impact of ongoing customer conservation. Average selling prices in our fuel oil and refined fuels segment in the first quarter of fiscal 2011 increased 12.1% compared to the prior year first quarter due to higher product costs.
Revenues in our natural gas and electricity segment increased $2.1 million, or 12.5%, to $19.0 million in the first quarter of fiscal 2011 compared to $16.9 million in the prior year first quarter primarily as a result of higher electricity volumes and higher average selling prices for electricity.

Cost of Products Sold

	Three Months Ended			Percent
	December 25,	December 26,	Increase/	Increase/
(Dollars in thousands)	2010	2009	(Decrease)	(Decrease)
Cost of products sold
Propane	$140,443	$104,617	$35,826	34.2%
Fuel oil and refined fuels	29,837	29,922	(85)	(0.3%)
Natural gas and electricity	13,283	12,453	830	6.7%
All other	2,941	3,374	(433)	(12.8%)

Total cost of products sold	$186,504	$150,366	$36,138	24.0%

As a percent of total revenues	56.8%	49.9%
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
Average posted prices for propane and fuel oil in the first quarter of fiscal 2011 were 15.5% and 18.6% higher, respectively, compared to the prior year first quarter. Total cost of products sold increased $36.1 million, or 24.0%, to $186.5 million in the first quarter of fiscal 2011 compared to $150.4 million in the prior year first quarter due to higher average product costs resulting from the increase in commodity prices and, to a much lesser extent, realized losses on derivative instruments used for risk management purposes reported in the first quarter of fiscal 2011 that were not fully offset by sales of the physical product during the quarter. Partially offsetting the items driving cost of products sold higher was the impact of lower volumes sold and the favorable impact of non-cash mark-to-market adjustments from our risk management activities in the first quarter of fiscal 2011 compared to the prior year first quarter. Cost of products sold in the first quarter of fiscal 2011 included a $1.6 million unrealized (non-cash) loss representing the net change in the fair value of derivative instruments during the period, compared to a $3.4 million unrealized (non-cash) loss in the prior year first quarter, resulting in a decrease of $1.8 million in cost of products sold in the first quarter of fiscal 2011 compared to the prior year first quarter ($2.8 million decrease reported within the fuel oil and refined fuels segment and $1.0 million increase reported within the propane segment).
Cost of products sold associated with the distribution of propane and related activities of $140.4 million in the first quarter of fiscal 2011 increased $35.8 million, or 34.2%, compared to the prior year first quarter. Higher average propane costs resulted in an increase of $22.1 million in cost of products sold during the first quarter of fiscal 2011 compared to the prior year first quarter. The impact of the sharp increase in commodity prices was partially offset by lower propane volumes sold, which resulted in a $4.4 million decrease in cost of products sold during the first quarter of fiscal 2011 compared to the prior year first quarter. Cost of products sold from other propane activities increased $17.1 million in the first quarter of fiscal 2011 compared to the prior year first quarter.

Cost of products sold associated with our fuel oil and refined fuels segment of $29.8 million in the first quarter of fiscal 2011 was flat compared to the prior year first quarter as the impact of the increase in commodity prices, which resulted in a $6.0 million increase in cost of products sold during the first quarter of fiscal 2011 compared to the prior year first quarter, was offset by lower fuel oil and refined fuels volumes sold and the impact of non-cash mark-to-market adjustments on derivatives instruments discussed above.
Cost of products sold in our natural gas and electricity segment of $13.3 million in the first quarter of fiscal 2011 increased $0.8 million, or 6.7%, compared to the prior year first quarter primarily due to higher electricity volumes sold, coupled with higher average electricity costs.
For the first quarter of fiscal 2011, total cost of products sold as a percent of total revenues increased 6.9 percentage points to 56.8% from 49.9% in the prior year first quarter. The increase in cost of products sold as a percentage of revenues was primarily attributable to wholesale product costs rising at a faster rate than average selling prices, particularly within our propane segment, in the first quarter of fiscal 2011 compared to the prior year first quarter, as well as the impact of realized losses on derivative instruments used for risk management purposes which were not fully offset by gains on sales of the physical product during the first quarter of fiscal 2011.
Operating Expenses

	Three Months Ended
	December 25,	December 26,		Percent
(Dollars in thousands)	2010	2009	Decrease	Decrease
Operating expenses	$69,077	$74,487	$(5,410)	(7.3%)
As a percent of total revenues	21.0%	24.7%
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
Operating expenses of $69.1 million in the first quarter of fiscal 2011 decreased $5.4 million, or 7.3%, compared to $74.5 million in the prior year first quarter as a result of lower variable compensation associated with lower earnings, lower payroll and benefit related expenses resulting from operating efficiencies, lower bad debt expense and savings in insurance costs.
General and Administrative Expenses

	Three Months Ended
	December 25,	December 26,		Percent
(Dollars in thousands)	2010	2009	Increase	Increase
General and administrative expenses	$14,205	$13,738	$467	3.4%
As a percent of total revenues	4.3%	4.6%
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

General and administrative expenses of $14.2 million for first quarter of fiscal 2011 increased $0.5 million, or 3.4%, compared to $13.7 million in the prior year first quarter as a result of higher professional services costs, partially offset by lower variable compensation associated with lower earnings.
Depreciation and Amortization

	Three Months Ended
	December 25,	December 26,		Percent
(Dollars in thousands)	2010	2009	Increase	Increase
Depreciation and amortization	$8,180	$7,084	$1,096	15.5%
As a percent of total revenues	2.5%	2.4%
Depreciation and amortization expense of $8.2 million for the first quarter of fiscal 2011 increased $1.1 million compared to $7.1 million in the prior year first quarter primarily as a result of tangible and intangible long-lived assets acquired from business combinations in the prior year.
Interest Expense, net

	Three Months Ended
	December 25,	December 26,		Percent
(Dollars in thousands)	2010	2009	Decrease	Decrease
Interest expense, net	$6,846	$7,183	$(337)	(4.7%)
As a percent of total revenues	2.1%	2.4%
Net interest expense of $6.8 million for the first quarter of fiscal 2011 decreased $0.3 million compared to $7.2 million in the prior year first quarter as a result of lower interest rates on our revolving credit facility.
Net Income and EBITDA
Net income for the first quarter of fiscal 2011 amounted to $43.1 million, or $1.22 per Common Unit, compared to net income of $48.4 million, or $1.37 per Common Unit, in the prior year first quarter. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the first quarter of fiscal 2011 amounted to $58.5 million, compared to $62.8 million in the prior year first quarter. Adjusted EBITDA amounted to $60.1 million for the first quarter of fiscal 2011 compared to $66.2 million in the prior year first quarter.
EBITDA represents income before deducting interest expense, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA excluding the unrealized net gain or loss on mark-to-market activity for derivative instruments. Our management uses EBITDA as a measure of liquidity and we disclose it because we believe that it provides our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. In addition, certain of our incentive compensation plans covering executives and other employees utilize Adjusted EBITDA as the performance target. Moreover, our revolving credit agreement requires us to use Adjusted EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA and Adjusted EBITDA are not recognized terms under US-GAAP and should not be considered as an alternative to net income or net cash (used in) operating activities determined in accordance with US-GAAP. Because EBITDA and Adjusted EBITDA as determined by us excludes some, but not all, items that affect net income, they may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other companies.

The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of Adjusted EBITDA, as so calculated, to our net cash (used in) operating activities:

	Three Months Ended
	December 25,	December 26,
(Dollars in thousands)	2010	2009

Net income	$43,129	$48,375
Add:
Provision for income taxes	366	199
Interest expense, net	6,846	7,183
Depreciation and amortization	8,180	7,084

EBITDA	58,521	62,841
Unrealized (non-cash) losses on changes in fair value of derivatives	1,573	3,408

Adjusted EBITDA	60,094	66,249
Add (subtract):
Provision for income taxes	(366)	(199)
Interest expense, net	(6,846)	(7,183)
Unrealized (non-cash) (losses) on changes in fair value of derivatives	(1,573)	(3,408)
Compensation cost recognized under Restricted Unit Plans	1,332	992
(Gain) on disposal of property, plant and equipment, net	(299)	(427)
Changes in working capital and other assets and liabilities	(57,200)	(70,750)

Net cash (used in) operating activities	$(4,858)	$(14,726)

Liquidity and Capital Resources
Analysis of Cash Flows
Operating Activities. Due to the seasonal nature of the propane and fuel oil businesses, cash flows generated from operating activities are typically lower during the first fiscal quarter as we spend cash to buy product and extend credit to customers during the heating season. Net cash used in operating activities was $4.9 million and $14.7 million for the first quarter of fiscal 2011 and fiscal 2010, respectively, representing a $9.8 million reduction in net cash used in operating activities, which was primarily attributable to lower variable compensation payments and lower interest payments in the first quarter of fiscal 2011 compared to the prior year first quarter.
Investing Activities. Net cash used in investing activities of $6.4 million for the first quarter of fiscal 2011 consisted of capital expenditures of $5.8 million (including $2.5 million for maintenance expenditures and $3.3 million to support the growth of operations), and business acquisitions of $2.4 million, partially offset by $1.8 million in net proceeds from the sale of property, plant and equipment. Net cash used in investing activities of $3.7 million for the first quarter of fiscal 2010 consisted of capital expenditures of $4.5 million (including $1.2 million for maintenance expenditures and $3.3 million to support the growth of operations), partially offset by $0.8 million in net proceeds from the sale of property, plant and equipment.
Financing Activities. Net cash used in financing activities for the first quarter of fiscal 2011 of $30.1 million reflects the quarterly distribution to Common Unitholders at a rate of $0.85 per Common Unit paid in respect of the fourth quarter of fiscal 2010. Net cash used in financing activities for the first quarter of fiscal 2010 of $29.3 million reflects the quarterly distributions to Common Unitholders at a rate of $0.83 per Common Unit paid in respect of the fourth quarter of fiscal 2009.

Summary of Long-Term Debt Obligations and Revolving Credit Lines
As of December 25, 2010, our long-term borrowings and revolving credit lines consist of the 2020 Senior Notes and a $250.0 million senior secured revolving credit facility at the Operating Partnership level (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions until maturity on June 25, 2013. Our Operating Partnership has the right to prepay loans under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. We have standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $58.4 million primarily in support of retention levels under our self-insurance programs, which expire periodically through April 15, 2011. Therefore, as of December 25, 2010 we had available borrowing capacity of $91.6 million under the Revolving Credit Facility.
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
Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at our Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon our ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of December 25, 2010, the interest rate for the Revolving Credit Facility was approximately 3.3%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.
In connection with the Revolving Credit Facility, the Operating Partnership also entered into an interest rate swap agreement with a notional amount of $100.0 million and an effective date of March 31, 2010 and termination date of June 25, 2013. Under the interest rate swap agreement, the Operating Partnership will pay a fixed interest rate of 3.12% to the issuing lender on the notional principal amount outstanding, effectively fixing the LIBOR portion of the interest rate at 3.12%. In return, the issuing lender will pay to the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. This interest rate swap agreement replaced the previous interest rate swap agreement which terminated on March 31, 2010.
The Revolving Credit Facility and the 2020 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Revolving Credit Facility contains certain financial covenants (a) requiring the consolidated interest coverage ratio, as defined, at the Partnership level to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined, at the Partnership level from being greater than 4.5 to 1.0 as of the end of any fiscal quarter; and (c) prohibiting the senior secured consolidated leverage ratio, as defined, of the Operating Partnership from being greater than 3.0 to 1.0 as of the end of any fiscal quarter. Under the 2020 Senior Note indenture, we are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We were in compliance with all covenants and terms of the 2020 Senior Notes and the Revolving Credit Facility as of December 25, 2010.

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
On January 20, 2011, we announced a quarterly distribution of $0.8525 per Common Unit, or $3.41 on an annualized basis, in respect of the first quarter of fiscal 2011 payable on February 8, 2011 to holders of record on February 1, 2011. The annualized distribution represents an increase of $0.01 per Common Unit from the previous distribution rate, representing the twenty-eighth increase since our recapitalization in 1999 and a growth rate of 2.1% in the quarterly distribution rate compared to the first quarter of fiscal 2010.
Other Commitments
We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000. At December 25, 2010, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $17.9 million and $20.8 million, respectively.
We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At December 25, 2010, we had accrued insurance liabilities of $56.0 million, and an insurance recovery asset of $17.9 million related to the amount of the liability expected to be covered by insurance carriers.
Off-Balance Sheet Arrangements
Guarantees
We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2018. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $9.1 million as of December 25, 2010. The fair value of residual value guarantees for outstanding operating leases was de minimis as of December 25, 2010 and September 25, 2010.

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
Product cost changes can occur rapidly over a short period of time and can impact profitability. We attempt to reduce commodity price risk by pricing product on a short-term basis. The level of priced, physical product maintained in storage facilities and at our customer service centers for immediate sale to our customers will vary depending on several factors, including, but not limited to, price, supply and demand dynamics, and demand for a given time of the year. Typically, our on hand priced position does not exceed more than four to eight weeks of our supply needs, depending on the time of the year. In the course of normal operations, we routinely enter into contracts such as forward priced physical contracts for the purchase or sale of propane and fuel oil that, under accounting rules for derivative instruments and hedging activities, qualify for and are designated as normal purchase or normal sale contracts. Such contracts are exempted from fair value accounting and are accounted for at the time product is purchased or sold under the related contract.
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
As a result of the steady rise in commodity prices throughout the first quarter of fiscal 2011, we reported realized losses on derivative instruments used for risk management purposes which were not fully offset by sales of the physical product during the quarter, thus negatively impacting overall gross margins for the first quarter of fiscal 2011.
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
Interest Rate Risk
A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the total ratio of debt to EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. The interest rate swaps have been designated as a cash flow hedge. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At December 25, 2010, the fair value of the interest rate swaps was $5.0 million representing an unrealized loss and is included within other current liabilities and other liabilities, as applicable, with a corresponding debit in OCI.
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
At December 25, 2010, the fair value of derivative instruments described above resulted in derivative assets (unrealized gains) of $1.5 million and derivative liabilities (unrealized losses) of $3.4 million.
Sensitivity Analysis
In an effort to estimate our exposure to unfavorable market price changes in commodities related to our open positions under derivative instruments, we developed a model that incorporates the following data and assumptions:
A.	The fair value of open positions as of December 25, 2010.
B.	The estimated forward market prices as of December 25, 2010 as derived from the NYMEX for traded commodities.
C.
The market prices determined in B. above were adjusted adversely by a hypothetical 10% change in the forward prices and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, a hypothetical 10% adverse change in market prices for which futures and option contracts exists indicates potential future losses in future earnings of $0.2 million as of December 25, 2010. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 25, 2010. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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
The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of December 25, 2010. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of December 25, 2010, such disclosure controls and procedures were effective to provide the reasonable assurance described above.
There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 25, 2010 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

SUBURBAN PROPANE PARTNERS, L.P.
February 3, 2011	By:	/s/ MICHAEL A. STIVALA
Date		Michael A. Stivala
Chief Financial Officer

February 3, 2011	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Controller and Chief Accounting Officer