Form 10-Q
period 2011-03-26
SUBURBAN PROPANE PARTNERS LP
filed 2011-05-05
CIK 1005210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 26, 2011

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
INDEX TO FORM 10-Q

Page
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheets as of March 26, 2011 and September 25, 2010	1

Condensed Consolidated Statements of Operations for the three months ended March 26, 2011 and March 27, 2010	2

Condensed Consolidated Statements of Operations for the six months ended March 26, 2011 and March 27, 2010	3

Condensed Consolidated Statements of Cash Flows for the six months ended March 26, 2011 and March 27, 2010	4

Condensed Consolidated Statement of Partners’ Capital for the six months ended March 26, 2011	5

Notes to Condensed Consolidated Financial Statements	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

ITEM 4. CONTROLS AND PROCEDURES	35

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS	36

SIGNATURES	37

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

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 26,	September 25,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$136,923	$156,908
Accounts receivable, less allowance for doubtful accounts of $6,646 and $5,403, respectively	142,052	60,383
Inventories	59,802	61,047
Other current assets	16,943	18,089

Total current assets	355,720	296,427
Property, plant and equipment, net	345,682	350,420
Goodwill	277,651	277,244
Other assets	43,479	46,169

Total assets	$1,022,532	$970,260

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$50,016	$39,886
Accrued employment and benefit costs	23,770	28,624
Customer deposits and advances	31,036	63,579
Other current liabilities	31,418	32,425

Total current liabilities	136,240	164,514
Long-term borrowings	348,061	347,953
Accrued insurance	39,757	44,965
Other liabilities	44,281	47,991

Total liabilities	568,339	605,423

Commitments and contingencies

Partners’ capital:
Common Unitholders (35,398 and 35,318 units issued and outstanding at March 26, 2011 and September 25, 2010, respectively)	507,668	422,063
Accumulated other comprehensive loss	(53,475)	(57,226)

Total partners’ capital	454,193	364,837

Total liabilities and partners’ capital	$1,022,532	$970,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended
	March 26,	March 27,
	2011	2010
Revenues
Propane	$358,309	$369,341
Fuel oil and refined fuels	63,518	61,311
Natural gas and electricity	32,689	28,841
All other	9,586	9,670

	464,102	469,163

Costs and expenses
Cost of products sold	259,832	248,459
Operating	76,007	78,508
General and administrative	10,576	20,257
Severance charges	2,000	—
Depreciation and amortization	8,454	7,142

	356,869	354,366

Operating income	107,233	114,797
Loss on debt extinguishment	—	9,473
Interest expense, net	6,819	6,608

Income before provision for income taxes	100,414	98,716
Provision for income taxes	98	328

Net income	$100,316	$98,388

Income per Common Unit — basic	$2.82	$2.78

Weighted average number of Common Units outstanding — basic	35,513	35,343

Income per Common Unit — diluted	$2.81	$2.76

Weighted average number of Common Units outstanding — diluted	35,757	35,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Six Months Ended
	March 26,	March 27,
	2011	2010
Revenues
Propane	$617,710	$602,872
Fuel oil and refined fuels	101,920	100,558
Natural gas and electricity	51,657	45,703
All other	21,122	21,462

	792,409	770,595

Costs and expenses
Cost of products sold	446,336	398,825
Operating	145,084	152,995
General and administrative	24,781	33,995
Severance charges	2,000	—
Depreciation and amortization	16,634	14,226

	634,835	600,041

Operating income	157,574	170,554
Loss on debt extinguishment	—	9,473
Interest expense, net	13,665	13,791

Income before provision for income taxes	143,909	147,290
Provision for income taxes	464	527

Net income	$143,445	$146,763

Income per Common Unit — basic	$4.04	$4.15

Weighted average number of Common Units outstanding — basic	35,494	35,332

Income per Common Unit — diluted	$4.02	$4.12

Weighted average number of Common Units outstanding — diluted	35,717	35,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	March 26,	March 27,
	2011	2010
Cash flows from operating activities:
Net income	$143,445	$146,763
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	16,634	14,226
Loss on debt extinguishment	—	9,473
Other, net	570	2,877
Changes in assets and liabilities:
Accounts receivable	(81,669)	(84,461)
Inventories	1,384	3,774
Other current and noncurrent assets	2,617	1,159
Accounts payable	10,427	10,509
Accrued employment and benefit costs	(4,854)	(14,093)
Customer deposits and advances	(32,543)	(33,079)
Accrued insurance	(5,208)	7,026
Other current and noncurrent liabilities	(965)	(6,843)

Net cash provided by operating activities	49,838	57,331

Cash flows from investing activities:
Capital expenditures	(11,417)	(9,450)
Acquisition of business	(3,195)	—
Proceeds from sale of property, plant and equipment	5,028	2,300

Net cash (used in) investing activities	(9,584)	(7,150)

Cash flows from financing activities:
Repayments of long-term borrowings, including premium and fees	—	(256,510)
Proceeds from long-term borrowings	—	247,840
Issuance costs associated with long-term borrowings	—	(5,018)
Partnership distributions	(60,239)	(58,754)

Net cash (used in) financing activities	(60,239)	(72,442)

Net (decrease) in cash and cash equivalents	(19,985)	(22,261)
Cash and cash equivalents at beginning of period	156,908	163,173

Cash and cash equivalents at end of period	$136,923	$140,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’	Comprehensive
	Common Units	Unitholders	(Loss)	Capital	Income

Balance at September 25, 2010	35,318	$422,063	$(57,226)	$364,837
Net income		143,445		143,445	$143,445
Other comprehensive income:
Unrealized gains on cash flow hedges			226	226	226
Reclassification of realized losses on cash flow hedges into earnings			1,428	1,428	1,428
Amortization of net actuarial losses and prior service credits into earnings			2,097	2,097	2,097

Comprehensive income					$147,196

Partnership distributions		(60,239)		(60,239)
Common Units issued under
Restricted Unit Plans	80
Compensation cost recognized under
Restricted Unit Plans, net of forfeitures		2,399		2,399

Balance at March 26, 2011	35,398	$507,668	$(53,475)	$454,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)
1. Partnership Organization and Formation
Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 35,397,754 Common Units outstanding at March 26, 2011. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), adopted on October 19, 2006 following approval by Common Unitholders at the Partnership’s Tri-Annual Meeting and as thereafter amended by the Board of Supervisors on July 31, 2007, pursuant to the authority granted to the Board in the Partnership Agreement. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.
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
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US-GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates have been made by management in the areas of depreciation and amortization of long-lived assets, insurance and litigation reserves, severance benefits, pension and other postretirement benefit liabilities and costs, purchase accounting, valuation of derivative instruments, asset valuation assessments, tax valuation allowances, as well as the allowance for doubtful accounts. Actual results could differ from those estimates, making it reasonably possible that a change in these estimates could occur in the near term.
3. Financial Instruments and Risk Management
Cash and Cash Equivalents. The Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of these instruments.
Derivative Instruments and Hedging Activities.
Commodity Price Risk. Given the retail nature of its operations, the Partnership maintains a certain level of priced physical inventory to ensure its field operations have adequate supply commensurate with the time of year. The Partnership’s strategy is to keep its physical inventory priced relatively close to market for its field operations. The Partnership enters into a combination of exchange-traded futures and option contracts and, in certain instances, over- the-counter option contracts (collectively, “derivative instruments”) to hedge price risk associated with propane and fuel oil physical inventories, as well as anticipated future purchases of propane or fuel oil to be used in its operations and to ensure adequate supply during periods of high demand. Under this risk management strategy, realized gains or losses on derivative instruments will typically offset losses or gains on the physical inventory once the product is sold. All of the Partnership’s derivative instruments are reported on the condensed consolidated balance sheet at their fair values. In addition, in the course of normal operations, the Partnership routinely enters into contracts such as forward priced physical contracts for the purchase or sale of propane and fuel oil that qualify for and are designated as normal purchase or normal sale contracts. Such contracts are exempted from the fair value accounting requirements and are accounted for at the time product is purchased or sold under the related contract. The Partnership does not use derivative instruments for speculative trading purposes. Market risks associated with futures, options and forward contracts are monitored daily for compliance with the Partnership’s Hedging and Risk Management Policy which includes volume limits for open positions. Priced on-hand inventory is also reviewed and managed daily as to exposures to changing market prices.
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

The following summarizes the gross fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheet as of March 26, 2011 and September 25, 2010, respectively:

	As of March 26, 2011		As of September 25, 2010
Asset Derivatives	Location	Fair Value	Location	Fair Value

Derivatives not designated as hedging instruments:

Commodity options	Other current assets	$2,024	Other current assets	$2,601

Commodity futures	Other current assets	—	Other current assets	22

		$2,024		$2,623

Liability Derivatives	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments:

Interest rate swaps	Other current liabilities	$2,683	Other current liabilities	$2,740
	Other liabilities	1,964	Other liabilities	3,561

		$4,647		$6,301

Derivatives not designated as hedging instruments:
Commodity options	Other current liabilities	$353	Other current liabilities	$641

Commodity futures	Other current liabilities	65	Other current liabilities	1,838

		$418		$2,479

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant
	Unobservable Inputs (Level 3)
	Six Months Ended		Six Months Ended
	March 26, 2011		March 27, 2010
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$1,509	$29	$1,675	$844
Beginning balance realized during the period	(833)	(11)	(710)	(693)
Contracts purchased during the period	475	—	—	—
Change in the fair value of beginning balance	(41)	(18)	(566)	(151)

Ending balance of over-the-counter options	$1,110	$—	$399	$—

As of March 26, 2011 and September 25, 2010, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately 4 months and 3 months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statement of operations for the three and six months ended March 26, 2011 and March 27, 2010 are as follows:

	Three months ended March 26, 2011			Three months ended March 27, 2010
Derivatives in	Gains	Gains (Losses) Reclassified		Gains	Gains (Losses) Reclassified
Cash Flow	(Losses) Recognized	from Accumulated OCI into		(Losses) Recognized	from Accumulated OCI into
Hedging	in OCI (Effective	Income (Effective Portion)		in OCI (Effective	Income (Effective Portion)
Relationships	Portion)	Location	Amount	Portion)	Location	Amount

Interest rate swap	$(352)	Interest expense	$(704)	$(1,472)	Interest expense	$(1,041)

	$(352)		$(704)	$(1,472)		$(1,041)

		Amount of		Amount of
Derivatives Not		Unrealized		Unrealized
Designated as	Location of Gains	Gains (Losses)	Location of Gains	Gains (Losses)
Hedging	(Losses) Recognized	Recognized in	(Losses) Recognized	Recognized in
Instruments	in Income	Income	in Income	Income

Options	Cost of products sold	$766	Cost of products sold	$(2,820)
Futures	Cost of products sold	3,357	Cost of products sold	1,087

		$4,123		$(1,733)

	Six months ended March 26, 2011			Six months ended March 27, 2010
Derivatives in	Gains	Gains (Losses) Reclassified		Gains	Gains (Losses) Reclassified
Cash Flow	(Losses) Recognized	from Accumulated OCI into		(Losses) Recognized	from Accumulated OCI into
Hedging	in OCI (Effective	Income (Effective Portion)		in OCI (Effective	Income (Effective Portion)
Relationships	Portion)	Location	Amount	Portion)	Location	Amount

Interest rate swap	$226	Interest expense	$(1,428)	$(1,883)	Interest expense	$(2,075)

	$226		$(1,428)	$(1,883)		$(2,075)

		Amount of		Amount of
Derivatives Not		Unrealized		Unrealized
Designated as	Location of Gains	Gains (Losses)	Location of Gains	Gains (Losses)
Hedging	(Losses) Recognized	Recognized in	(Losses) Recognized	Recognized in
Instruments	in Income	Income	in Income	Income

Options	Cost of products sold	$799	Cost of products sold	$(1,279)
Futures	Cost of products sold	1,751	Cost of products sold	(3,861)

		$2,550		$(5,140)

Bank Debt and Senior Notes. The fair value of the Revolving Credit Facility (defined below) approximates the carrying value since the interest rates are periodically adjusted to reflect market conditions. Based upon quoted market prices, the fair value of the Partnership’s 2020 senior notes was $268,375 and $269,375 as of March 26, 2011 and September 25, 2010, respectively.

4. Inventories
Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	March 26,	September 25,
	2011	2010

Propane, fuel oil and refined fuels and natural gas	$58,453	$59,836
Appliances and related parts	1,349	1,211

	$59,802	$61,047

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
The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

	As of
	March 26,	September 25,
	2011	2010

Propane	$265,313	$264,906
Fuel oil and refined fuels	4,438	4,438
Natural gas and electricity	7,900	7,900

	$277,651	$277,244

During the six months ended March 26, 2011 the Partnership acquired the net assets of a propane business. The impact on the condensed consolidated balance sheet and the pro forma results of operations was not considered material for disclosure purposes.
6. Net Income Per Common Unit
Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and restricted units granted under the restricted unit plans to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under the restricted unit plans. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 244,092 and 223,057 units for the three and six months ended March 26, 2011, respectively, and 279,033 and 249,371 for the three and six months ended March 27, 2010, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

7. Long-Term Borrowings
Long-term borrowings consist of the following:

	As of
	March 26,	September 25,
	2011	2010
7.375% senior notes, due March 15, 2020, net of unamortized discount of $1,939 and $2,047, respectively	$248,061	$247,953
Revolving credit facility, due June 25, 2013	100,000	100,000

	$348,061	$347,953

On March 23, 2010, the Partnership and its wholly-owned subsidiary, Suburban Energy Finance Corporation, completed a public offering of $250,000 in aggregate principal amount of 7.375% senior notes due 2020 (the “2020 Senior Notes”). The 2020 Senior Notes were issued at 99.136% of the principal amount. The net proceeds from the issuance, along with cash on hand, were used to repurchase the previously outstanding 6.875% senior notes due 2013 on March 23, 2010 through a redemption and tender offer. In connection with the repurchase of the 2013 Senior Notes, the Partnership recognized a loss on the extinguishment of debt of $9,473 in the second quarter of fiscal 2010, consisting of $7,231 for the repurchase premium and related fees, as well as the write-off of $2,242 in unamortized debt origination costs and unamortized discount.
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
The Operating Partnership has a Credit Agreement (the “Credit Agreement”) that provides for a four-year $250,000 revolving credit facility (the “Revolving Credit Facility”) of which, $100,000 was outstanding as of March 26, 2011 and September 25, 2010. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions until maturity on June 25, 2013. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. In addition, the Partnership has standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $54,856 primarily in support of retention levels under its self-insurance programs, which expire periodically through April 15, 2012. Therefore, as of March 26, 2011 the Partnership had available borrowing capacity of $95,144 under the Revolving Credit Facility.
Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of March 26, 2011, the interest rate for the Revolving Credit Facility was approximately 3.3%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.
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
The Revolving Credit Facility and the 2020 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Revolving Credit Facility contains certain financial covenants (a) requiring the Partnership’s consolidated interest coverage ratio, as defined, to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined, of the Partnership from being greater than 4.5 to 1.0 as of the end of any fiscal quarter; and (c) prohibiting the Operating Partnership’s senior secured consolidated leverage ratio, as defined, from being greater than 3.0 to 1.0 as of the end of any fiscal quarter. Under the indenture governing the 2020 Senior Notes, the Partnership is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the 2020 Senior Notes and the Revolving Credit Facility as of March 26, 2011.
Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, long-term borrowings are capitalized within other assets and amortized on a straight-line basis over the term of the respective debt agreements. Other assets at March 26, 2011 and September 25, 2010 include debt origination costs with a net carrying amount of $8,182 and $9,157, respectively.
The aggregate amounts of long-term debt maturities subsequent to March 26, 2011 are as follows: 2010 through 2012: $-0-; 2013: $100,000; 2014: $-0-; and thereafter: $250,000.
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
On April 21, 2011, the Partnership announced a quarterly distribution of $0.8525 per Common Unit, or $3.41 per Common Unit on an annualized basis, in respect of the second quarter of fiscal 2011, payable on May 10, 2011 to holders of record on May 3, 2011. The annualized distribution represents a growth rate of 1.5% compared to the second quarter of fiscal 2010.
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

Restricted Unit Plans. In fiscal 2000 and fiscal 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan and 2009 Restricted Unit Plan (collectively, the “Restricted Unit Plans”), respectively, which authorize the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership. The total number of Common Units authorized for issuance under the Restricted Unit Plans is 1,910,887. Unless otherwise stipulated by the Compensation Committee of the Board of Supervisors on or before the grant date, restricted units issued under the Restricted Unit Plans vest over time with 25% of the Common Units vesting on the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting on the fifth anniversary of the grant date. The Restricted Unit Plans participants are not eligible to receive quarterly distributions or vote their respective restricted units until vested. Because each restricted unit represents a promise to issue a Common Unit at a future date, restricted units cannot be sold or transferred prior to vesting. The fair value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period. Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plans. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.
During the six months ended March 26, 2011, the Partnership awarded 116,033 restricted units under the Restricted Unit Plans at an aggregate grant date fair value of $4,769. The following is a summary of activity for the Restricted Unit Plans for the six months ended March 26, 2011:

		Weighted
		Average Grant
		Date Fair Value
	Units	Per Unit
Outstanding September 25, 2010	481,267	$29.67
Awarded	116,033	41.10
Forfeited	(11,682)	(31.57)
Issued	(79,694)	(25.21)

Outstanding March 26, 2011	505,924	$32.95

As of March 26, 2011, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $7,565. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1.9 years. Compensation expense recognized under the Restricted Unit Plans, net of forfeitures, for the three and six months ended March 26, 2011 was $1,067 and $2,399, respectively, and $1,025 and $2,017 for the three and six months ended March 27, 2010, respectively.
Long-Term Incentive Plan. The Partnership has a non-qualified, unfunded long-term incentive plan for officers and key employees (the “LTIP”) which provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period. The level of compensation earned under the LTIP is based on the market performance of the Partnership’s Common Units on the basis of total return to Unitholders (“TRU”) compared to the TRU of a predetermined peer group consisting solely of other master limited partnerships, approved by the Compensation Committee of the Board of Supervisors, over the same three-year performance period. As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense for the three and six months ended March 26, 2011 was $645 and $1,501, respectively, and $584 and $1,619 for the three and six months ended March 27, 2010, respectively. As of March 26, 2011 and September 25, 2010, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $5,162 and $6,258, respectively, related to estimated future payments under the LTIP.
10. Commitments and Contingencies
Self-Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of March 26, 2011 and September 25, 2010, the Partnership had accrued insurance liabilities of $51,787 and $55,445, respectively, representing the total estimated losses under these self-insurance programs. The Partnership is also involved in various legal actions that have arisen in the normal course of business, including those relating to commercial transactions and product liability. Although any litigation is inherently uncertain, based on the information currently available to the Partnership, management does not believe that existing legal actions will have a material adverse effect on the Partnership’s financial position or future results of operations, after considering its self-insurance reserves for known and unasserted claims, as well as existing insurance policies in force. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $16,736 and $17,990 as of March 26, 2011 and September 25, 2010, respectively.

11. Guarantees
The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2018. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $9,637 as of March 26, 2011. The fair value of residual value guarantees for outstanding operating leases was de minimis as of March 26, 2011 and September 25, 2010.
12. Pension Plans and Other Postretirement Benefits
The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2011	2010	2011	2010

Interest cost	$1,705	$1,876	$3,411	$3,752
Expected return on plan assets	(1,573)	(2,020)	(3,147)	(4,040)
Recognized net actuarial loss	1,180	1,343	2,360	2,686

Net periodic benefit cost	$1,312	$1,199	$2,624	$2,398

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2011	2010	2011	2010

Service Cost	$2	$2	$4	$4
Interest cost	213	253	427	506
Amortization of prior service costs	(122)	(123)	(244)	(245)
Recognized net actuarial loss	(9)	(16)	(18)	(32)

Net periodic benefit cost	$84	$116	$169	$233

There are no projected minimum employer contribution requirements under ERISA laws for fiscal 2011 under our defined benefit pension plan. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2011 is $1,620, of which $808 has been contributed during the six months ended March 26, 2011.

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
The earnings of the Partnership’s Corporate Entities are subject to federal and state income taxes. However, the Corporate Entities have experienced operating losses in recent years, and therefore a full valuation allowance has been provided against the deferred tax assets. As a result, at present, many of those Corporate Entities do not report a tax provision. The conclusion that a full valuation allowance is necessary was based upon an analysis of all available evidence, both negative and positive at the balance sheet date, which, taken as a whole, indicates that it is more likely than not that sufficient future taxable income will not be available to utilize the deferred tax assets of the Corporate Entities. Management’s periodic reviews include, among other things, the nature and amount of the taxable income, the expected timing of when assets will be used or liabilities will be required to be reported and the reliability of historical profitability of businesses expected to provide future earnings. Furthermore, management considered tax-planning strategies it could use to increase the likelihood that the deferred tax assets will be realized.
In prior business combinations, the Partnership acquired (or established in purchasing accounting, as applicable) deferred tax assets. Certain provisions of the accounting guidance concerning business combinations, in particular a provision related to the accounting for acquired tax benefits, are required to be applied regardless of when the business combination occurred. Therefore, to the extent the Partnership’s Corporate Entities generate taxable profits that enable the utilization of tax benefits acquired in prior business combinations, the corresponding reduction in the valuation allowance will be recorded as a reduction in the provision for income taxes. This reduction in tax expense would generally be offset either currently or over time, by an increase in tax expense associated with the taxable income that enabled utilization of the deferred tax asset.
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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2011	2010	2011	2010
Revenues:
Propane	$358,309	$369,341	$617,710	$602,872
Fuel oil and refined fuels	63,518	61,311	101,920	100,558
Natural gas and electricity	32,689	28,841	51,657	45,703
All other	9,586	9,670	21,122	21,462

Total revenues	$464,102	$469,163	$792,409	$770,595

Operating income:
Propane	$108,128	$124,780	$173,266	$198,678
Fuel oil and refined fuels	13,033	14,694	14,755	14,844
Natural gas and electricity	5,375	4,674	8,620	7,219
All other	(2,951)	(4,139)	(5,514)	(8,213)
Corporate	(16,352)	(25,212)	(33,553)	(41,974)

Total operating income	107,233	114,797	157,574	170,554

Reconciliation to net income:
Loss on debt extinguishment	—	9,473	—	9,473
Interest expense, net	6,819	6,608	13,665	13,791
Provision for income taxes	98	328	464	527

Net income	$100,316	$98,388	$143,445	$146,763

Depreciation and amortization:
Propane	$4,800	$3,711	$9,493	$7,361
Fuel oil and refined fuels	617	778	1,271	1,544
Natural gas and electricity	224	253	447	506
All other	98	42	105	125
Corporate	2,715	2,358	5,318	4,690

Total depreciation and amortization	$8,454	$7,142	$16,634	$14,226

	As of
	March 26,	September 25,
	2011	2010
Assets:
Propane	$759,319	$693,699
Fuel oil and refined fuels	59,418	57,681
Natural gas and electricity	24,547	21,552
All other	3,784	3,042
Corporate	263,445	282,267
Eliminations	(87,981)	(87,981)

Total assets	$1,022,532	$970,260

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
The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and six months ended March 26, 2011. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 25, 2010.
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
Hedging and Risk Management Activities
We engage in hedging and risk management activities to reduce the effect of price volatility on our product costs and to ensure the availability of product during periods of short supply. We enter into propane forward and option agreements with third parties, and use fuel oil and crude oil futures and option contracts traded on the New York Mercantile Exchange (“NYMEX”), to purchase and sell propane, fuel oil and crude oil at fixed prices in the future. The majority of the futures, forward and option agreements are used to hedge price risk associated with our propane and fuel oil physical inventory, as well as, in certain instances, forecasted purchases of propane or fuel oil. Forward contracts are generally settled physically at the expiration of the contract whereas futures and option contracts are generally settled in cash at the expiration of the contract. Although we use derivative instruments to reduce the effect of price volatility associated with priced physical inventory and forecasted transactions, we do not use derivative instruments for speculative trading purposes. Risk management activities are monitored by an internal Commodity Risk Management Committee, made up of five members of management and reporting to our Audit Committee, through enforcement of our Hedging and Risk Management Policy.
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
Results of Operations and Financial Condition
Net income amounted to $100.3 million, or $2.82 per Common Unit, compared to $98.4 million, or $2.78 per Common Unit, in the prior year second quarter. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the second quarter of fiscal 2011 amounted to $115.7 million, compared to $112.5 million in the prior year second quarter.

Net income and EBITDA for the fiscal 2011 second quarter included a $2.0 million charge for severance costs associated with a field realignment effort initiated during the quarter. Net income and EBITDA for the fiscal 2010 second quarter included a $9.5 million loss on debt extinguishment associated with the senior note refinancing completed during March 2010. Excluding the effects of the loss on debt extinguishment from the fiscal 2010 second quarter, as well as the unrealized (non-cash) mark-to-market adjustments on derivative instruments used in risk management activities in both quarters, Adjusted EBITDA amounted to $111.6 million for the fiscal 2011 second quarter, compared to Adjusted EBITDA of $123.7 million in the prior year second quarter.
Retail propane gallons sold in the second quarter of fiscal 2011 decreased approximately 10.5 million gallons, or 8.4%, to 114.0 million gallons compared to 124.5 million gallons in the prior year second quarter. Sales of fuel oil and other refined fuels decreased approximately 2.2 million gallons, or 12.0%, to 16.2 million gallons during the second quarter of fiscal 2011 compared to 18.4 million gallons in the prior year second quarter. While sales volumes benefitted from colder average temperatures in many parts of our service territories, sales volumes were negatively impacted by customer conservation from historically high commodity prices and ongoing weakness in the economy. Average temperatures across our service territories for the second quarter of fiscal 2011 were 1% colder than normal, compared to 3% warmer than normal in the prior year second quarter.
Revenues of $464.1 million decreased $5.1 million, or 1.1%, compared to the prior year second quarter, primarily due to lower volumes sold offset to an extent by higher average selling prices attributable to higher base commodity prices. Average posted prices for propane and fuel oil were 11.8% and 37.3% higher, respectively, compared to the prior year second quarter as commodity prices rose to their highest levels in over two years, dating back to the unprecedented levels reached in the latter half of fiscal 2008. Cost of products sold for the second quarter of fiscal 2011 of $259.8 million increased approximately $11.3 million, or 4.5%, compared to $248.5 million in the prior year second quarter. Cost of products sold in the second quarter of fiscal 2011 included a $4.1 million unrealized (non-cash) gain attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $1.7 million unrealized (non-cash) loss in the prior year second quarter; these unrealized gains and losses are excluded from Adjusted EBITDA for both periods in the table below. The historically high and rising commodity prices during the second quarter of fiscal 2011 put pressure on overall unit margins as we were limited in our ability to pass along the higher commodity prices.
Combined operating and general and administrative expenses of $86.6 million for the second quarter of fiscal 2011 were $12.2 million, or 12.3%, lower than the prior year second quarter, primarily due to lower variable compensation attributable to lower earnings, and continued savings in payroll and field related expenses, offset to an extent by higher vehicle fuel costs to operate our fleet. Depreciation and amortization expense of $8.5 million increased $1.4 million, or 19.7%, primarily due to the impact of prior year acquisitions.
Once again, we funded all working capital requirements with cash on hand without the need to borrow under our working capital facility and ended the second quarter of fiscal 2011 with $136.9 million of cash. On April 21, 2011, we announced that our Board of Supervisors had declared a quarterly distribution of $0.8525 per Common Unit for the three months ended March 26, 2011. On an annualized basis, this distribution rate equates to $3.41 per Common Unit, or 1.5% higher than the distribution rate at the end of the second quarter of fiscal 2010. The $0.8525 per Common Unit distribution will be paid on May 10, 2011 to Common Unitholders of record as of May 3, 2011.
Looking ahead to the remainder of fiscal 2011, we expect that the weak economy and high commodity prices will continue to present challenges in each of our markets that will continue to affect customer buying habits, thus having a possible negative impact on sales volumes. Nonetheless, we believe that our flexible cost structure, focus on operating efficiencies and financial strength are all factors that will help us effectively manage through the challenging operating environment.
Our anticipated cash requirements for the remainder of fiscal 2011 include: (i) maintenance and growth capital expenditures of approximately $13.6 million; (ii) interest payments of approximately $12.5 million; and (iii) cash distributions of approximately $60.4 million to our Common Unitholders based on the current quarterly distribution rate of $0.8525 per Common Unit. Based on our current estimates of cash flow from operations and our cash position at the end of the second quarter of fiscal 2011, we do not anticipate the need to borrow under our credit facility to meet our working capital requirements for the remainder of fiscal 2011. As of March 26, 2011, there was unused borrowing capacity under our Revolving Credit Facility of $95.1 million after considering outstanding letters of credit of $54.9 million.

Three Months Ended March 26, 2011 Compared to Three Months Ended March 27, 2010
Revenues

	Three Months Ended			Percent
	March 26,	March 27,	Increase/	Increase/
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Revenues
Propane	$358,309	$369,341	$(11,032)	(3.0%)
Fuel oil and refined fuels	63,518	61,311	2,207	3.6%
Natural gas and electricity	32,689	28,841	3,848	13.3%
All other	9,586	9,670	(84)	(0.9%)

Total revenues	$464,102	$469,163	$(5,061)	(1.1%)

Total revenues decreased $5.1 million, or 1.1%, to $464.1 million for the three months ended March 26, 2011 compared to $469.2 million for the three months ended March 27, 2010 due to lower volumes sold, partially offset by higher average selling prices associated with higher product costs. Although we experienced a slightly favorable weather pattern during the second quarter of fiscal 2011, volumes declined compared to the prior year second quarter as a result of increased customer conservation efforts attributable to the high commodity price environment and ongoing sluggish economic conditions. From a weather perspective, average temperatures across our service territories for the second quarter of fiscal 2011 were 1% colder than normal and 4% colder than the prior year second quarter.
Revenues from the distribution of propane and related activities of $358.3 million in the second quarter of fiscal 2011 decreased $11.0 million, or 3.0%, compared to $369.3 million in the prior year second quarter primarily due to lower volumes sold, partially offset by higher average selling prices. Retail propane gallons sold in the second quarter of fiscal 2011 decreased 10.5 million gallons, or 8.4%, to 114.0 million gallons from 124.5 million gallons in the prior year second quarter. The volume decline was primarily attributable to the aforementioned customer conservation resulting from the high commodity price environment and continued weakness in the economy. Average propane selling prices in the second quarter of fiscal 2011 increased 3.9% compared to the prior year second quarter due to higher product costs. Additionally, included within the propane segment are revenues from other propane activities of $21.0 million in the second quarter of fiscal 2011, which increased $5.8 million compared to the prior year second quarter as a result of the settlement of certain contracts used for risk management purposes (see similar increase in cost of products sold).
Revenues from the distribution of fuel oil and refined fuels of $63.5 million in the second quarter of fiscal 2011 increased $2.2 million, or 3.6%, from $61.3 million in the prior year second quarter primarily due to higher average selling prices, partially offset by lower volumes sold. Average selling prices in our fuel oil and refined fuels segment in the second quarter of fiscal 2011 increased 17.9% compared to the prior year second quarter due to higher product costs. Fuel oil and refined fuels gallons sold in the second quarter of fiscal 2011 decreased 2.2 million gallons, or 12.0%, to 16.2 million gallons from 18.4 million gallons in the prior year second quarter. The volume decline was primarily attributable to the impact of ongoing customer conservation.
Revenues in our natural gas and electricity segment increased $3.8 million, or 13.3%, to $32.6 million in the second quarter of fiscal 2011 compared to $28.8 million in the prior year second quarter primarily as a result of higher natural gas and electricity volumes sold.

Cost of Products Sold

	Three Months Ended			Percent
	March 26,	March 27,	Increase/	Increase/
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Cost of products sold
Propane	$191,444	$186,709	$4,735	2.5%
Fuel oil and refined fuels	41,640	37,284	4,356	11.7%
Natural gas and electricity	24,351	21,721	2,630	12.1%
All other	2,397	2,745	(348)	(12.7%)

Total cost of products sold	$259,832	$248,459	$11,373	4.6%

As a percent of total revenues	56.0%	53.0%
Given the retail nature of our operations, we maintain a certain level of priced physical inventory to ensure our field operations have adequate supply commensurate with the time of year. Our strategy has been, and will continue to be, to keep our physical inventory priced relatively close to market for our field operations. Consistent with past practices, we principally utilize futures and/or option contracts traded on the NYMEX to mitigate the price risk associated with our priced physical inventory. Under this risk management strategy, realized gains or losses on futures or option contracts, which are reported in cost of products sold, will typically offset losses or gains on the physical inventory once the product is sold (which may or may not occur in the same accounting period). We do not use futures or option contracts, or other derivative instruments, for speculative trading purposes.
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
Average posted prices for propane and fuel oil in the second quarter of fiscal 2011 were 11.8% and 37.3% higher, respectively, compared to the prior year second quarter. Total cost of products sold increased approximately $11.4 million, or 4.6%, to $259.8 million in the second quarter of fiscal 2011 compared to $248.5 million in the prior year second quarter due to higher average product costs resulting from the increase in commodity prices, partially offset by lower volumes sold and the favorable impact of non-cash mark-to-market adjustments from our risk management activities in the second quarter of fiscal 2011 compared to the prior year second quarter. Cost of products sold in the second quarter of fiscal 2011 included a $4.1 million unrealized (non-cash) gain representing the net change in the fair value of derivative instruments during the period, compared to a $1.7 million unrealized (non-cash) loss in the prior year second quarter, resulting in a decrease of $5.8 million in cost of products sold in the second quarter of fiscal 2011 compared to the prior year second quarter ($2.1 million and $3.7 million decrease reported within the propane segment and fuel oil and refined fuels segment, respectively).
Cost of products sold associated with the distribution of propane and related activities of $191.4 million in the second quarter of fiscal 2011 increased $4.7 million, or 2.5%, compared to the prior year second quarter. Higher average propane costs resulted in an increase of $16.1 million in cost of products sold during the second quarter of fiscal 2011 compared to the prior year second quarter. The impact of the increase in average propane costs was partially offset by lower propane volumes sold, which resulted in a $15.3 million decrease in cost of products sold during the second quarter of fiscal 2011 compared to the prior year second quarter. Cost of products sold from other propane activities increased $6.0 million in the second quarter of fiscal 2011 compared to the prior year second quarter.

Cost of products sold associated with our fuel oil and refined fuels segment of $41.6 million in the second quarter of fiscal 2011 increased $4.4 million, or 11.7%, compared to the prior year second quarter. Higher average fuel oil and refined fuels costs resulted in an increase of $12.3 million in cost of products sold during the second quarter of fiscal 2011 compared to the prior year second quarter. The impact of the increase in average fuel oil and refined fuels costs was partially offset by lower fuel oil and refined fuels volumes sold, which resulted in a $4.2 million decrease in cost of products sold during the second quarter of fiscal 2011 compared to the prior year second quarter.
Cost of products sold in our natural gas and electricity segment of $24.4 million in the second quarter of fiscal 2011 increased $2.6 million, or 12.1%, compared to the prior year second quarter primarily due to higher natural gas and electricity volumes sold, coupled with higher average electricity costs.
For the second quarter of fiscal 2011, total cost of products sold as a percent of total revenues increased 3.0 percentage points to 56.0% from 53.0% in the prior year second quarter. The increase in cost of products sold as a percentage of revenues was primarily attributable to wholesale product costs rising at a faster rate than average selling prices in the second quarter of fiscal 2011 compared to the prior year second quarter as we were limited in our ability to pass along the higher commodity prices to the end user.
Operating Expenses

	Three Months Ended
	March 26,	March 27,		Percent
(Dollars in thousands)	2011	2010	Decrease	Decrease
Operating expenses	$76,007	$78,508	$(2,501)	(3.2%)
As a percent of total revenues	16.4%	16.7%
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
Operating expenses of $76.0 million in the second quarter of fiscal 2011 decreased $2.5 million, or 3.2%, compared to $78.5 million in the prior year second quarter as a result of lower variable compensation associated with lower earnings, lower payroll and benefit related expenses resulting from operating efficiencies and lower bad debt expense. These savings were partially offset by an increase in fuel costs for operating our fleet.
General and Administrative Expenses

	Three Months Ended
	March 26,	March 27,		Percent
(Dollars in thousands)	2011	2010	Decrease	Decrease
General and administrative expenses	$10,576	$20,257	$(9,681)	(47.8%)
As a percent of total revenues	2.3%	4.3%
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

General and administrative expenses of $10.6 million for second quarter of fiscal 2011 decreased $9.7 million, or 47.8%, compared to $20.3 million in the prior year second quarter primarily due to lower variable compensation associated with lower earnings, lower professional services fees and the impact of a $2.5 million gain on sale of assets during the second quarter of fiscal 2011. In addition, general and administrative expenses for the second quarter of fiscal 2010 included a charge for an unfavorable judgment in an uninsured legal matter.
Severance charges
During the second quarter of fiscal 2011 we recorded severance charges of $2.0 million related to the realignment of our regional operating footprint in response to the persistent and foreseeable challenges affecting the industry as a whole. The steps taken were made possible as a result of our technology infrastructure and the talent within the organization.
Depreciation and Amortization

	Three Months Ended
	March 26,	March 27,		Percent
(Dollars in thousands)	2011	2010	Increase	Increase
Depreciation and amortization	$8,454	$7,142	$1,312	18.4%
As a percent of total revenues	1.8%	1.5%
Depreciation and amortization expense of $8.5 million for the second quarter of fiscal 2011 increased $1.3 million compared to $7.1 million in the prior year second quarter primarily as a result of tangible and intangible long-lived assets acquired from business combinations in the second half of the prior year.
Interest Expense, net

	Three Months Ended
	March 26,	March 27,		Percent
(Dollars in thousands)	2011	2010	Increase	Increase
Interest expense, net	$6,819	$6,608	$211	3.2%
As a percent of total revenues	1.5%	1.4%
Net interest expense of $6.8 million for the second quarter of fiscal 2011 increased $0.2 million compared to $6.6 million in the prior year second quarter primarily due to the refinancing of our senior notes in the prior year second quarter. See Liquidity and Capital Resources below for additional discussion regarding long-term borrowings.
Net Income and EBITDA
Net income for the second quarter of fiscal 2011 amounted to $100.3 million, or $2.82 per Common Unit, compared to net income of $98.4 million, or $2.78 per Common Unit, in the prior year second quarter. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the second quarter of fiscal 2011 amounted to $115.7 million, compared to $112.5 million in the prior year second quarter. Adjusted EBITDA amounted to $111.6 million for the second quarter of fiscal 2011 compared to $123.7 million in the prior year second quarter.

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
The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of Adjusted EBITDA, as so calculated, to our net cash provided by operating activities:

	Three Months Ended
	March 26,	March 27,
(Dollars in thousands)	2011	2010

Net income	$100,316	$98,388
Add:
Provision for income taxes	98	328
Interest expense, net	6,819	6,608
Depreciation and amortization	8,454	7,142

EBITDA	115,687	112,466
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(4,123)	1,732
Loss on debt extinguishment	—	9,473

Adjusted EBITDA	111,564	123,671
Add (subtract):
Provision for income taxes	(98)	(328)
Interest expense, net	(6,819)	(6,608)
Unrealized (non-cash) gains (losses) on changes in fair value of derivatives	4,123	(1,732)
Compensation cost recognized under Restricted Unit Plans	1,067	1,025
(Gain) loss on disposal of property, plant and equipment, net	(2,612)	293
Changes in working capital and other assets and liabilities	(52,529)	(44,264)

Net cash provided by operating activities	$54,696	$72,057

Six Months Ended March 26, 2011 Compared to Six Months Ended March 27, 2010
Revenues

	Six Months Ended			Percent
	March 26,	March 27,	Increase/	Increase/
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Revenues
Propane	$617,710	$602,872	$14,838	2.5%
Fuel oil and refined fuels	101,920	100,558	1,362	1.4%
Natural gas and electricity	51,657	45,703	5,954	13.0%
All other	21,122	21,462	(340)	(1.6%)

Total revenues	$792,409	$770,595	$21,814	2.8%

Total revenues increased $21.8 million, or 2.8%, to $792.4 million for the six months ended March 26, 2011 compared to $770.6 million for the six months ended March 27, 2010 as a result of higher average selling prices associated with higher product costs, partially offset by lower volumes sold. The decline in volumes was primarily due to customer conservation efforts attributable to the high commodity price environment and ongoing sluggish economic conditions. Average temperatures across our service territories for the first half of fiscal 2011 were at normal levels and 3% colder than the first half of the prior year.
Revenues from the distribution of propane and related activities of $617.7 million in the first six months of fiscal 2011 increased $14.8 million, or 2.5%, compared to $602.9 million in the prior year period primarily due to higher average selling prices, partially offset by lower volumes sold. Average propane selling prices in the first six months of fiscal 2011 increased 6.1% compared to the prior year period due to higher product costs. Retail propane gallons sold in the first six months of fiscal 2011 decreased 14.1 million gallons, or 6.6%, to 200.3 million gallons from 214.4 million gallons in the prior year period. The volume decline was primarily attributable to the aforementioned impact of customer conservation resulting from the high commodity price environment and continued weakness in the economy. Additionally, included within the propane segment are revenues from other propane activities of $45.9 million in the first six months of fiscal 2011, which increased $20.1 million compared to the prior year period as a result of the settlement of certain contracts used for risk management purposes (see similar increase in cost of products sold).
Revenues from the distribution of fuel oil and refined fuels of $101.9 million in the first six months of fiscal 2011 increased $1.4 million, or 1.4%, from $100.5 million in the prior year period, primarily due to higher average selling prices, partially offset by lower volumes sold. Average selling prices in our fuel oil and refined fuels segment in the first six months of fiscal 2011 increased 15.7% compared to the prior year period due to higher product costs. Fuel oil and refined fuels gallons sold in the first six months of fiscal 2011 decreased 3.8 million gallons, or 12.1%, to 27.6 million gallons from 31.4 million gallons in the prior year period. The volume decline was primarily attributable to the aforementioned impact of customer conservation.
Revenues in our natural gas and electricity segment increased $6.0 million, or 13.0%, to $51.7 million in the first six months of fiscal 2011 compared to $45.7 million in the prior year period primarily as a result of higher natural gas and electricity volumes sold, coupled with higher average selling prices.

Cost of Products Sold

	Six Months Ended			Percent
	March 26,	March 27,	Increase/	Increase/
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Cost of products sold
Propane	$331,887	$291,326	$40,561	13.9%
Fuel oil and refined fuels	71,477	67,206	4,271	6.4%
Natural gas and electricity	37,634	34,174	3,460	10.1%
All other	5,338	6,119	(781)	(12.8%)

Total cost of products sold	$446,336	$398,825	$47,511	11.9%

As a percent of total revenues	56.3%	51.8%
Average posted prices for propane and fuel oil in the first six months of fiscal 2011 were 13.5% and 28.0% higher, respectively, compared to the prior year period. Total cost of products sold increased $47.5 million, or 11.9%, to $446.3 million in the first six months of fiscal 2011 compared to $398.8 million in the prior year period due to higher average product costs resulting from the increase in commodity prices and, to a much lesser extent, realized losses on derivative instruments used for risk management purposes reported in the first six months of fiscal 2011 that were not fully offset by sales of the physical product during the period. Partially offsetting the items driving cost of products sold higher was the impact of lower volumes sold and the favorable impact of non-cash mark-to-market adjustments from our risk management activities in the first six months of fiscal 2011 compared to the prior year period. Cost of products sold in the first six months of fiscal 2011 included a $2.6 million unrealized (non-cash) gain representing the net change in the fair value of derivative instruments during the period, compared to a $5.1 million unrealized (non-cash) loss in the prior year period, resulting in a decrease of $7.7 million in cost of products sold in the first six months of fiscal 2011 compared to the prior year period ($1.1 million and $6.6 million decrease reported within the propane segment and fuel oil and refined fuels segment, respectively).
Cost of products sold associated with the distribution of propane and related activities of $331.9 million in the first six months of fiscal 2011 increased $40.6 million, or 13.9%, compared to the prior year period. Higher average propane costs resulted in an increase of $37.6 million in cost of products sold during the first six months of fiscal 2011 compared to the prior year period. The impact of the increase in average propane costs was partially offset by lower propane volumes sold, which resulted in a $19.0 million decrease in cost of products sold during the first six months of fiscal 2011 compared to the prior year period. Cost of products sold from other propane activities increased $23.1 million in the first six months of fiscal 2011 compared to the prior year period.
Cost of products sold associated with our fuel oil and refined fuels segment of $71.5 million in the first six months of fiscal 2011 increased $4.3 million, or 6.4%, compared to the prior year period. Higher average fuel oil and refined fuels costs resulted in an increase of $18.4 million in cost of products sold during the first six months of fiscal 2011 compared to the prior year period. The impact of the increase in average fuel oil and refined fuels costs was partially offset by lower fuel oil and refined fuels volumes sold, which resulted in a $7.5 million decrease in cost of products sold during the first six months of fiscal 2011 compared to the prior year period.
Cost of products sold in our natural gas and electricity segment of $37.6 million in the first six months of fiscal 2011 increased $3.5 million, or 10.1%, compared to the prior year period primarily due to higher natural gas and electricity volumes sold, coupled with higher average costs.
For the first six months of fiscal 2011, total cost of products sold as a percent of total revenues increased 4.5 percentage points to 56.3% from 51.8% in the prior year period. The increase in cost of products sold as a percentage of revenues was primarily attributable to wholesale product costs rising at a faster rate than average selling prices in the first six months of fiscal 2011 compared to the prior year period, as well as the impact of realized losses on derivative instruments used for risk management purposes which were not fully offset by gains on sales of the physical product during the first six months of fiscal 2011.

Operating Expenses

	Six Months Ended
	March 26,	March 27,		Percent
(Dollars in thousands)	2011	2010	Decrease	Decrease
Operating expenses	$145,084	$152,995	$(7,911)	(5.2%)
As a percent of total revenues	18.3%	19.9%
Operating expenses of $145.1 million in the first six months of fiscal 2011 decreased $7.9 million, or 5.2%, compared to $153.0 million in the prior year period as a result of lower variable compensation associated with lower earnings, lower payroll and benefit related expenses resulting from operating efficiencies and lower bad debt expense. These savings were partially offset by an increase in fuel costs for operating our fleet.
General and Administrative Expenses

	Six Months Ended
	March 26,	March 27,		Percent
(Dollars in thousands)	2011	2010	Decrease	Decrease
General and administrative expenses	$24,781	$33,995	$(9,214)	(27.1%)
As a percent of total revenues	3.1%	4.4%
General and administrative expenses of $24.8 million in first six months of fiscal 2011 decreased $9.2 million, or 27.1%, compared to $34.0 million in the prior year period primarily due to lower variable compensation associated with lower earnings and the impact of a $2.5 million gain on sale of assets during the first half of fiscal 2011. In addition, general and administrative expenses for the first half of fiscal 2010 included a charge for an unfavorable judgment in an uninsured legal matter.
Severance charges
During the second quarter of fiscal 2011 we recorded severance charges of $2.0 million related to the realignment of our regional operating footprint in response to the persistent and foreseeable challenges affecting the industry as a whole. The steps taken were made possible as a result of our technology infrastructure and the talent within the organization.
Depreciation and Amortization

	Six Months Ended
	March 26,	March 27,		Percent
(Dollars in thousands)	2011	2010	Increase	Increase
Depreciation and amortization	$16,634	$14,226	$2,408	16.9%
As a percent of total revenues	2.1%	1.8%
Depreciation and amortization expense of $16.6 million for the first six months of fiscal 2011 increased $2.4 million compared to $14.2 million in the prior year period primarily as a result of tangible and intangible long-lived assets acquired from business combinations in the second half of the prior year.

Interest Expense, net

	Six Months Ended
	March 26,	March 27,		Percent
(Dollars in thousands)	2011	2010	Decrease	Decrease

Interest expense, net	$13,665	$13,791	$(126)	(0.9%)
As a percent of total revenues	1.7%	1.8%
Net interest expense of $13.7 million for the first six months of fiscal 2011 was flat compared to the prior year period as higher interest expense on our senior notes was offset by lower interest expense on our revolving credit facility. See Liquidity and Capital Resources below for additional discussion regarding long-term borrowings.
Net Income and EBITDA
Net income for the first six months of fiscal 2011 amounted to $143.4 million, or $4.04 per Common Unit, compared to net income of $146.8 million, or $4.15 per Common Unit, in the prior year period. EBITDA for the first six months of fiscal 2011 amounted to $174.2 million, compared to $175.3 million in the prior year period. Adjusted EBITDA amounted to $171.7 million for the first six months of fiscal 2011 compared to $189.9 million in the prior year period.
The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of Adjusted EBITDA, as so calculated, to our net cash provided by operating activities:

	Six Months Ended
	March 26,	March 27,
(Dollars in thousands)	2011	2010

Net income	$143,445	$146,763
Add:
Provision for income taxes	464	527
Interest expense, net	13,665	13,791
Depreciation and amortization	16,634	14,226

EBITDA	174,208	175,307
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(2,550)	5,140
Loss on debt extinguishment	—	9,473

Adjusted EBITDA	171,658	189,920
Add (subtract):
Provision for income taxes	(464)	(527)
Interest expense, net	(13,665)	(13,791)
Unrealized (non-cash) gains (losses) on changes in fair value of derivatives	2,550	(5,140)
Compensation cost recognized under Restricted Unit Plans	2,399	2,017
(Gain) on disposal of property, plant and equipment, net	(2,911)	(134)
Changes in working capital and other assets and liabilities	(109,729)	(115,014)

Net cash provided by operating activities	$49,838	$57,331

Liquidity and Capital Resources
Analysis of Cash Flows
Operating Activities. Net cash provided by operating activities for the first six months of fiscal 2011 was $49.8 million, compared to net cash provided by operating activities of $57.3 million for the first six months of the prior year. The decrease in net cash provided by operating activities was primarily attributable to the increase in propane and fuel oil commodity prices that resulted in a larger investment in working capital, coupled with a decrease in earnings in the first six months of fiscal 2010 compared to the first six months of the prior year. Despite the year over year increase in working capital requirements, we continued to fund working capital through cash on hand without the need to access the revolving credit facility.
Investing Activities. Net cash used in investing activities of $9.6 million for the first six months of fiscal 2011 consisted of capital expenditures of $11.4 million (including $5.2 million for maintenance expenditures and $6.2 million to support the growth of operations), and business acquisitions of $3.2 million, partially offset by $5.0 million in net proceeds from the sale of property, plant and equipment. Net cash used in investing activities of $7.2 million for the first six months of fiscal 2010 consisted of capital expenditures of $9.5 million (including $4.0 million for maintenance expenditures and $5.5 million to support the growth of operations), partially offset by $2.3 million in net proceeds from the sale of property, plant and equipment.
Financing Activities. Net cash used in financing activities for the first six months of fiscal 2011 of $60.2 million reflects the quarterly distribution to Common Unitholders at a rate of $0.850 per Common Unit paid in respect of the fourth quarter of fiscal 2010 and $0.8525 per Common Unit paid in respect of the first quarter of fiscal 2011.
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
Summary of Long-Term Debt Obligations and Revolving Credit Lines
On March 23, 2010, we and our wholly-owned subsidiary, Suburban Energy Finance Corporation, completed a public offering of $250.0 million in aggregate principal amount of 7.375% senior notes due 2020 (the “2020 Senior Notes”). The 2020 Senior Notes were issued at 99.136% of the principal amount. The net proceeds from the issuance, along with cash on hand, were used to repurchase the previously outstanding 6.875% senior notes due 2013 on March 23, 2010 through a redemption and tender offer. In connection with the repurchase of the 2013 Senior Notes, we recognized a loss on the extinguishment of debt of $9.5 million in the second quarter of fiscal 2010, consisting of $7.2 million for the repurchase premium and related fees, as well as the write-off of $2.3 million in unamortized debt origination costs and unamortized discount.
As of March 26, 2011, our long-term borrowings and revolving credit lines consist of the 2020 Senior Notes and a $250.0 million senior secured revolving credit facility at the Operating Partnership level (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions until maturity on June 25, 2013. Our Operating Partnership has the right to prepay loans under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. We have standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $54.9 million primarily in support of retention levels under our self-insurance programs, which expire periodically through April 15, 2012. Therefore, as of March 26, 2011 we had available borrowing capacity of $95.1 million under the Revolving Credit Facility.

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
Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at our Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon our ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of March 26, 2011, the interest rate for the Revolving Credit Facility was approximately 3.3%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.
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
The Revolving Credit Facility and the 2020 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Revolving Credit Facility contains certain financial covenants (a) requiring the consolidated interest coverage ratio, as defined, at the Partnership level to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined, at the Partnership level from being greater than 4.5 to 1.0 as of the end of any fiscal quarter; and (c) prohibiting the senior secured consolidated leverage ratio, as defined, of the Operating Partnership from being greater than 3.0 to 1.0 as of the end of any fiscal quarter. Under the 2020 Senior Note indenture, we are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We were in compliance with all covenants and terms of the 2020 Senior Notes and the Revolving Credit Facility as of March 26, 2011.
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
On April 21, 2011, we announced a quarterly distribution of $0.8525 per Common Unit, or $3.41 on an annualized basis, in respect of the second quarter of fiscal 2011 payable on May 10, 2011 to holders of record on May 3, 2011. The annualized distribution represents a growth rate of 1.5% in the quarterly distribution rate compared to the second quarter of fiscal 2010.

Other Commitments
We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000. At March 26, 2011, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $18.0 million and $20.6 million, respectively.
We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At March 26, 2011, we had accrued insurance liabilities of $51.8 million, and an insurance recovery asset of $16.7 million related to the amount of the liability expected to be covered by insurance carriers.
Off-Balance Sheet Arrangements
Guarantees
We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2018. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $9.6 million as of March 26, 2011. The fair value of residual value guarantees for outstanding operating leases was de minimis as of March 26, 2011 and September 25, 2010.

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
As a result of the steady rise in commodity prices throughout the first half of fiscal 2011, we reported realized losses on derivative instruments used for risk management purposes which were not fully offset by sales of the physical product, thus negatively impacting overall gross margins for the first half of fiscal 2011.
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
Interest Rate Risk
A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the total ratio of debt to EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. The interest rate swaps have been designated as a cash flow hedge. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At March 26, 2011, the fair value of the interest rate swaps was $4.6 million representing an unrealized loss and is included within other current liabilities and other liabilities, as applicable, with a corresponding debit in OCI.

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
At March 26, 2011, the fair value of derivative instruments described above resulted in derivative assets (unrealized gains) of $2.0 million and derivative liabilities (unrealized losses) of $0.4 million.
Sensitivity Analysis
In an effort to estimate our exposure to unfavorable market price changes in commodities related to our open positions under derivative instruments, we developed a model that incorporates the following data and assumptions:
A.	The fair value of open positions as of March 26, 2011.
B.	The estimated forward market prices as of March 26, 2011 as derived from the NYMEX for traded commodities.
C.
The market prices determined in B. above were adjusted adversely by a hypothetical 10% change in the forward prices and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, a hypothetical 10% adverse change in market prices for which futures and option contracts exists indicates potential future losses in future earnings of $0.4 million as of March 26, 2011. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 25, 2010. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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
The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of March 26, 2011. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of March 26, 2011, such disclosure controls and procedures were effective to provide the reasonable assurance described above.
There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 26, 2011 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

SUBURBAN PROPANE PARTNERS, L.P.

May 5, 2011 Date	By:	/s/ MICHAEL A. STIVALA Michael A. Stivala
Chief Financial Officer

May 5, 2011 Date	By:	/s/ MICHAEL A. KUGLIN Michael A. Kuglin
Controller and Chief Accounting Officer