Form 10-Q
period 2011-06-25
SUBURBAN PROPANE PARTNERS LP
filed 2011-08-04
CIK 1005210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 25, 2011

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
INDEX TO FORM 10-Q

Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheets as of June 25, 2011 and September 25, 2010	1

Condensed Consolidated Statements of Operations for the three months ended June 25, 2011 and June 26, 2010	2

Condensed Consolidated Statements of Operations for the nine months ended June 25, 2011 and June 26, 2010	3

Condensed Consolidated Statements of Cash Flows for the nine months ended June 25, 2011 and June 26, 2010	4

Condensed Consolidated Statement of Partners’ Capital for the nine months ended June 25, 2011	5

Notes to Condensed Consolidated Financial Statements	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

ITEM 4. CONTROLS AND PROCEDURES	35

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS	36

SIGNATURES	37

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

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 25,	September 25,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$161,447	$156,908
Accounts receivable, less allowance for doubtful accounts of $6,647 and $5,403, respectively	83,068	60,383
Inventories	53,855	61,047
Other current assets	14,632	18,089

Total current assets	313,002	296,427
Property, plant and equipment, net	342,056	350,420
Goodwill	277,651	277,244
Other assets	43,414	46,169

Total assets	$976,123	$970,260

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$32,123	$39,886
Accrued employment and benefit costs	21,328	28,624
Customer deposits and advances	32,168	63,579
Other current liabilities	37,460	32,425

Total current liabilities	123,079	164,514
Long-term borrowings	348,115	347,953
Accrued insurance	41,626	44,965
Other liabilities	44,663	47,991

Total liabilities	557,483	605,423

Commitments and contingencies

Partners’ capital:
Common Unitholders (35,423 and 35,318 units issued and outstanding at June 25, 2011 and September 25, 2010, respectively)	471,424	422,063
Accumulated other comprehensive loss	(52,784)	(57,226)

Total partners’ capital	418,640	364,837

Total liabilities and partners’ capital	$976,123	$970,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended
	June 25,	June 26,
	2011	2010
Revenues
Propane	$169,258	$155,538
Fuel oil and refined fuels	22,528	20,090
Natural gas and electricity	16,691	13,608
All other	8,086	8,834

	216,563	198,070

Costs and expenses
Cost of products sold	125,175	106,627
Operating	68,747	68,634
General and administrative	12,618	13,386
Depreciation and amortization	9,670	8,868

	216,210	197,515

Operating income	353	555
Interest expense, net	6,867	6,808

Loss before provision for income taxes	(6,514)	(6,253)
Provision for income taxes	273	363

Net loss	$(6,787)	$(6,616)

Loss per Common Unit — basic	$(0.19)	$(0.19)

Weighted average number of Common Units outstanding — basic	35,540	35,383

Loss per Common Unit — diluted	$(0.19)	$(0.19)

Weighted average number of Common Units outstanding — diluted	35,540	35,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Nine Months Ended
	June 25,	June 26,
	2011	2010
Revenues
Propane	$786,968	$758,410
Fuel oil and refined fuels	124,448	120,648
Natural gas and electricity	68,348	59,311
All other	29,208	30,296

	1,008,972	968,665

Costs and expenses
Cost of products sold	571,511	505,452
Operating	213,831	221,629
General and administrative	37,399	47,381
Severance charges	2,000	—
Depreciation and amortization	26,304	23,094

	851,045	797,556

Operating income	157,927	171,109
Loss on debt extinguishment	—	9,473
Interest expense, net	20,532	20,599

Income before provision for income taxes	137,395	141,037
Provision for income taxes	737	890

Net income	$136,658	$140,147

Income per Common Unit — basic	$3.85	$3.96

Weighted average number of Common Units outstanding — basic	35,517	35,362

Income per Common Unit — diluted	$3.83	$3.94

Weighted average number of Common Units outstanding — diluted	35,712	35,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	June 25,	June 26,
	2011	2010
Cash flows from operating activities:
Net income	$136,658	$140,147
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	26,304	23,094
Loss on debt extinguishment	—	9,473
Other, net	1,916	4,838
Changes in assets and liabilities:
Accounts receivable	(22,685)	(19,410)
Inventories	7,331	15,716
Other current and noncurrent assets	3,679	1,833
Accounts payable	(7,466)	(4,701)
Accrued employment and benefit costs	(7,296)	(16,057)
Customer deposits and advances	(31,411)	(30,461)
Accrued insurance	(3,339)	3,589
Other current and noncurrent liabilities	6,150	1,663

Net cash provided by operating activities	109,841	129,724

Cash flows from investing activities:
Capital expenditures	(17,241)	(12,991)
Acquisition of business	(3,195)	(10,789)
Proceeds from sale of property, plant and equipment	5,567	3,016

Net cash (used in) investing activities	(14,869)	(20,764)

Cash flows from financing activities:
Repayments of long-term borrowings, including premium and fees	—	(256,510)
Proceeds from long-term borrowings	—	247,840
Issuance costs associated with long-term borrowings	—	(5,018)
Partnership distributions	(90,433)	(88,419)

Net cash (used in) financing activities	(90,433)	(102,107)

Net increase in cash and cash equivalents	4,539	6,853
Cash and cash equivalents at beginning of period	156,908	163,173

Cash and cash equivalents at end of period	$161,447	$170,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’	Comprehensive
	Common Units	Unitholders	(Loss)	Capital	Income
Balance at September 25, 2010	35,318	$422,063	$(57,226)	$364,837
Net income		136,658		136,658	$136,658
Other comprehensive income:
Unrealized losses on cash flow hedges			(851)	(851)	(851)
Reclassification of realized losses on cash flow hedges into earnings			2,147	2,147	2,147

Amortization of net actuarial losses and prior service credits into earnings			3,146	3,146	3,146

Comprehensive income					$141,100

Partnership distributions		(90,433)		(90,433)
Common Units issued under Restricted Unit Plans	105
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		3,136		3,136

Balance at June 25, 2011	35,423	$471,424	$(52,784)	$418,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
(unaudited)
1. Partnership Organization and Formation
Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 35,423,492 Common Units outstanding at June 25, 2011. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.
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
Suburban Energy Finance Corporation, a direct 100%-owned subsidiary of the Partnership, was formed on November 26, 2003 to serve as co-issuer, jointly and severally, with the Partnership of the Partnership’s senior notes.
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). They include all adjustments that the Partnership considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 25, 2010. Due to the seasonal nature of the Partnership’s operations, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Fiscal Period. The Partnership uses a 52/53 week fiscal year which ends on the last Saturday in September. The Partnership’s fiscal quarters are generally 13 weeks in duration. When the Partnership’s fiscal year is 53 weeks long, the corresponding fourth quarter is 14 weeks in duration.
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

The following summarizes the gross fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheet as of June 25, 2011 and September 25, 2010, respectively:

	As of June 25, 2011		As of September 25, 2010
Asset Derivatives	Location	Fair Value	Location	Fair Value

Derivatives not designated as hedging instruments:
Commodity options	Other current assets	$4,081	Other current assets	$2,601
	Other assets	1,243	Other assets	—

Commodity futures	Other current assets	155	Other current assets	22

		$5,479		$2,623

Liability Derivatives	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	$2,709	Other current liabilities	$2,740
	Other liabilities	2,296	Other liabilities	3,561

		$5,005		$6,301

Derivatives not designated as hedging instruments:
Commodity options	Other current liabilities	$181	Other current liabilities	$641
	Other liabilities	1,489	Other liabilities	—

Commodity futures	Other current liabilities	17	Other current liabilities	1,838

		$1,687		$2,479

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant
	Unobservable Inputs (Level 3)
	Nine Months Ended		Nine Months Ended
	June 25, 2011		June 26, 2010
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$1,509	$29	$1,675	$844
Beginning balance realized during the period	(1,509)	(29)	(1,237)	(844)
Contracts purchased during the period	2,778	226	1,111	94
Change in the fair value of beginning balance	—	—	(427)	—

Ending balance of over-the-counter options	$2,778	$226	$1,122	$94

As of June 25, 2011 and September 25, 2010, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately 6 months and 3 months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statement of operations for the three and nine months ended June 25, 2011 and June 26, 2010 are as follows:

	Three months ended June 25, 2011			Three months ended June 26, 2010
Derivatives in		Gains (Losses) Reclassified			Gains (Losses) Reclassified
Cash Flow	Gains (Losses)	from Accumulated OCI into		Gains (Losses)	from Accumulated OCI into
Hedging	Recognized in OCI	Income (Effective Portion)		Recognized in OCI	Income (Effective Portion)
Relationships	(Effective Portion)	Location	Amount	(Effective Portion)	Location	Amount
Interest rate swap	$(1,077)	Interest expense	$(719)	$(1,892)	Interest expense	$(715)

	$(1,077)		$(719)	$(1,892)		$(715)

		Amount of		Amount of
Derivatives Not		Unrealized		Unrealized
Designated as	Location of Gains	Gains (Losses)	Location of Gains	Gains (Losses)
Hedging	(Losses) Recognized	Recognized in	(Losses) Recognized	Recognized in
Instruments	in Income	Income	in Income	Income
Options	Cost of products sold	$(516)	Cost of products sold	$212
Futures	Cost of products sold	203	Cost of products sold	69

		$(313)		$281

	Nine months ended June 25, 2011			Nine months ended June 26, 2010
Derivatives in		Gains (Losses) Reclassified			Gains (Losses) Reclassified
Cash Flow	Gains (Losses)	from Accumulated OCI into		Gains (Losses)	from Accumulated OCI into
Hedging	Recognized in OCI	Income (Effective Portion)		Recognized in OCI	Income (Effective Portion)
Relationships	(Effective Portion)	Location	Amount	(Effective Portion)	Location	Amount
Interest rate swap	$(851)	Interest expense	$(2,147)	$(3,775)	Interest expense	$(2,790)

	$(851)		$(2,147)	$(3,775)		$(2,790)

		Amount of		Amount of
Derivatives Not		Unrealized		Unrealized
Designated as	Location of Gains	Gains (Losses)	Location of Gains	Gains (Losses)
Hedging	(Losses) Recognized	Recognized in	(Losses) Recognized	Recognized in
Instruments	in Income	Income	in Income	Income
Options	Cost of products sold	$283	Cost of products sold	$(1,068)
Futures	Cost of products sold	1,954	Cost of products sold	(3,791)

		$2,237		$(4,859)

Bank Debt and Senior Notes. The fair value of the Revolving Credit Facility (defined below) approximates the carrying value since the interest rates are periodically adjusted to reflect market conditions. Based upon quoted market prices, the fair value of the Partnership’s 2020 senior notes was $261,250 and $269,375 as of June 25, 2011 and September 25, 2010, respectively.

4. Inventories
Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	June 25,	September 25,
	2011	2010

Propane, fuel oil and refined fuels and natural gas	$52,542	$59,836
Appliances and related parts	1,313	1,211

	$53,855	$61,047

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
The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

	As of
	June 25,	September 25,
	2011	2010

Propane	$265,313	$264,906
Fuel oil and refined fuels	4,438	4,438
Natural gas and electricity	7,900	7,900

	$277,651	$277,244

During the nine months ended June 25, 2011 the Partnership acquired the net assets of a propane business. The impact on the condensed consolidated balance sheet and the pro forma results of operations was not considered material for disclosure purposes.
6. Net Income Per Common Unit
Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and restricted units granted under the restricted unit plans to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under the restricted unit plans. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 194,668 and 225,238 units for the nine months ended June 25, 2011 and June 26, 2010, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

7. Long-Term Borrowings
Long-term borrowings consist of the following:

	As of
	June 25,	September 25,
	2011	2010
7.375% senior notes, due March 15, 2020, net of unamortized discount of $1,885 and $2,047, respectively	$248,115	$247,953
Revolving credit facility, due June 25, 2013	100,000	100,000

	$348,115	$347,953

On March 23, 2010, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corporation, completed a public offering of $250,000 in aggregate principal amount of 7.375% senior notes due 2020 (the “2020 Senior Notes”). The 2020 Senior Notes were issued at 99.136% of the principal amount. The net proceeds from the issuance, along with cash on hand, were used to repurchase the previously outstanding 6.875% senior notes due 2013 (the “2013 Senior Notes”) on March 23, 2010 through a redemption and tender offer. In connection with the repurchase of the 2013 Senior Notes, the Partnership recognized a loss on the extinguishment of debt of $9,473 in the second quarter of fiscal 2010, consisting of $7,231 for the repurchase premium and related fees, as well as the write-off of $2,242 in unamortized debt origination costs and unamortized discount.
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
The Operating Partnership has a Credit Agreement (the “Credit Agreement”) that provides for a four-year $250,000 revolving credit facility (the “Revolving Credit Facility”) of which, $100,000 was outstanding as of June 25, 2011 and September 25, 2010. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions until maturity on June 25, 2013. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. In addition, the Partnership has standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $54,856 primarily in support of retention levels under its self-insurance programs, which expire periodically through April 15, 2012. Therefore, as of June 25, 2011 the Partnership had available borrowing capacity of $95,144 under the Revolving Credit Facility.
Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of June 25, 2011, the interest rate for the Revolving Credit Facility was approximately 3.3%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.
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
The Revolving Credit Facility and the 2020 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Revolving Credit Facility contains certain financial covenants (a) requiring the Partnership’s consolidated interest coverage ratio, as defined, to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined, of the Partnership from being greater than 4.5 to 1.0 as of the end of any fiscal quarter; and (c) prohibiting the Operating Partnership’s senior secured consolidated leverage ratio, as defined, from being greater than 3.0 to 1.0 as of the end of any fiscal quarter. Under the indenture governing the 2020 Senior Notes, the Partnership is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the 2020 Senior Notes and the Revolving Credit Facility as of June 25, 2011.
Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, long-term borrowings are capitalized within other assets and amortized on a straight-line basis over the term of the respective debt agreements. Other assets at June 25, 2011 and September 25, 2010 include debt origination costs with a net carrying amount of $7,694 and $9,157, respectively.
The aggregate amounts of long-term debt maturities subsequent to June 25, 2011 are as follows: fiscal 2011 through 2012: $-0-; fiscal 2013: $100,000; fiscal 2014: $-0-; and thereafter: $250,000.
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
On July 21, 2011, the Partnership announced a quarterly distribution of $0.8525 per Common Unit, or $3.41 per Common Unit on an annualized basis, in respect of the third quarter of fiscal 2011, payable on August 9, 2011 to holders of record on August 2, 2011. The annualized distribution represents a growth rate of 0.9% compared to the third quarter of fiscal 2010.
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

Restricted Unit Plans. In fiscal 2000 and fiscal 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan and 2009 Restricted Unit Plan (collectively, the “Restricted Unit Plans”), respectively, which authorize the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership. The total number of Common Units authorized for issuance under the Restricted Unit Plans is 1,906,971 as of June 25, 2011. Unless otherwise stipulated by the Compensation Committee of the Board of Supervisors on or before the grant date, restricted units issued under the Restricted Unit Plans vest over time with 25% of the Common Units vesting on the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting on the fifth anniversary of the grant date. The Restricted Unit Plans participants are not eligible to receive quarterly distributions or vote their respective restricted units until vested. Because each restricted unit represents a promise to issue a Common Unit at a future date, restricted units cannot be sold or transferred prior to vesting. The fair value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period. Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plans. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.
During the nine months ended June 25, 2011, the Partnership awarded 116,033 restricted units under the Restricted Unit Plans at an aggregate grant date fair value of $4,769. The following is a summary of activity for the Restricted Unit Plans for the nine months ended June 25, 2011:

		Weighted
		Average Grant
		Date Fair Value
	Units	Per Unit
Outstanding September 25, 2010	481,267	$29.67
Awarded	116,033	41.10
Forfeited	(21,839)	(34.56)
Issued	(105,432)	(27.52)

Outstanding June 25, 2011	470,029	$32.74

As of June 25, 2011, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $6,437. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1.7 years. Compensation expense recognized under the Restricted Unit Plans, net of forfeitures, for the three and nine months ended June 25, 2011 was $737 and $3,136, respectively, and $1,136 and $3,153 for the three and nine months ended June 26, 2010, respectively.
Long-Term Incentive Plan. The Partnership has a non-qualified, unfunded long-term incentive plan for officers and key employees (the “LTIP”) which provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period. The level of compensation earned under the LTIP is based on the market performance of the Partnership’s Common Units on the basis of total return to Unitholders (“TRU”) compared to the TRU of a predetermined peer group consisting solely of other master limited partnerships, approved by the Compensation Committee of the Board of Supervisors, over the same three-year performance period. As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense for the three and nine months ended June 25, 2011 was $31 and $1,532, respectively, and $432 and $2,052 for the three and nine months ended June 26, 2010, respectively. As of June 25, 2011 and September 25, 2010, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $5,194 and $6,258, respectively, related to estimated future payments under the LTIP.
10. Commitments and Contingencies
Self-Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of June 25, 2011 and September 25, 2010, the Partnership had accrued insurance liabilities of $52,526 and $55,445, respectively, representing the total estimated losses under these self-insurance programs. The Partnership is also involved in various legal actions that have arisen in the normal course of business, including those relating to commercial transactions and product liability. Although any litigation is inherently uncertain, based on the information currently available to the Partnership, management does not believe that existing legal actions will have a material adverse effect on the Partnership’s financial position, future results of operations or cash flows, after considering its self-insurance reserves for known and unasserted claims, as well as existing insurance policies in force. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $16,736 and $17,990 as of June 25, 2011 and September 25, 2010, respectively.

11. Guarantees
The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2018. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $10,395 as of June 25, 2011. The fair value of residual value guarantees for outstanding operating leases was de minimis as of June 25, 2011 and September 25, 2010.
12. Pension Plans and Other Postretirement Benefits
The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010

Interest cost	$1,706	$1,876	$5,117	$5,628
Expected return on plan assets	(1,574)	(2,020)	(4,721)	(6,060)
Recognized net actuarial loss	1,180	1,343	3,540	4,030

Net periodic benefit cost	$1,312	$1,199	$3,936	$3,598

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
Service Cost	$2	$2	$6	$6
Interest cost	214	253	641	759
Amortization of prior service credits	(122)	(123)	(367)	(367)
Recognized net actuarial loss	(9)	(16)	(27)	(49)

Net periodic benefit cost	$85	$116	$253	$349

There are no projected minimum employer cash contribution requirements under ERISA laws for fiscal 2011 under our defined benefit pension plan. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2011 is $1,620, of which $1,253 has been contributed during the nine months ended June 25, 2011.

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

The following table presents certain relevant financial information by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
Revenues:
Propane	$169,258	$155,538	$786,968	$758,410
Fuel oil and refined fuels	22,528	20,090	124,448	120,648
Natural gas and electricity	16,691	13,608	68,348	59,311
All other	8,086	8,834	29,208	30,296

Total revenues	$216,563	$198,070	$1,008,972	$968,665

Operating income:
Propane	$20,434	$22,010	$193,700	$220,688
Fuel oil and refined fuels	(318)	(141)	14,437	14,703
Natural gas and electricity	1,789	2,119	10,409	9,338
All other	(3,433)	(4,604)	(8,947)	(12,817)
Corporate	(18,119)	(18,829)	(51,672)	(60,803)

Total operating income	353	555	157,927	171,109

Reconciliation to net (loss) income:
Loss on debt extinguishment	—	—	—	9,473
Interest expense, net	6,867	6,808	20,532	20,599
Provision for income taxes	273	363	737	890

Net (loss) income	$(6,787)	$(6,616)	$136,658	$140,147

Depreciation and amortization:
Propane	$5,011	$5,235	$15,326	$12,596
Fuel oil and refined fuels	1,378	788	2,691	2,332
Natural gas and electricity	225	241	672	747
All other	34	295	192	420
Corporate	3,022	2,309	7,423	6,999

Total depreciation and amortization	$9,670	$8,868	$26,304	$23,094

	As of
	June 25,	September 25,
	2011	2010
Assets:
Propane	$708,398	$693,699
Fuel oil and refined fuels	47,341	57,681
Natural gas and electricity	19,320	21,552
All other	4,040	3,042
Corporate	285,005	282,267
Eliminations	(87,981)	(87,981)

Total assets	$976,123	$970,260

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
The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and nine months ended June 25, 2011. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 25, 2010.
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
Results of Operations and Financial Condition
Consistent with the seasonal nature of the propane and fuel oil businesses, we typically experience a net loss in the third quarter. Net loss for the three months ended June 25, 2011 was $6.8 million, or $0.19 per Common Unit, compared to $6.6 million, or $0.19 per Common Unit, in the prior year third quarter. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the third quarter of fiscal 2011 amounted to $10.0 million, compared to $9.4 million in the prior year third quarter. Excluding the effects of the unrealized (non-cash) mark-to-market adjustments on derivative instruments used in risk management activities in both quarters, Adjusted EBITDA amounted to $10.3 million for the fiscal 2011 third quarter, compared to Adjusted EBITDA of $9.1 million in the prior year third quarter.

Retail propane gallons sold in the third quarter of fiscal 2011 amounted to 54.6 million gallons, compared to 56.0 million gallons in the prior year third quarter, a decrease of 1.4 million gallons, or 2.5%. Sales of fuel oil and other refined fuels amounted to 5.6 million gallons, compared to 6.6 million gallons during the third quarter of fiscal 2010. In the propane segment, sales volumes to our residential customer base were essentially flat compared to the prior year third quarter and, within the refined fuels segment, fuel oil volumes were flat compared to the prior year third quarter. Therefore, the majority of the volume shortfall compared to the prior year third quarter was experienced in the non-residential propane customer base and in the low-margin gasoline and diesel business. Sales volumes benefitted from a colder start to the fiscal 2011 third quarter compared to the prior year third quarter as average temperatures across our service territories in the month of April were approximately 5% colder than normal, compared to 22% warmer than normal in April 2010.
Revenues of $216.6 million increased $18.5 million, or 9.3%, compared to the prior year third quarter, primarily due to higher average selling prices attributable to higher base commodity prices. Average posted prices for propane and fuel oil were 38.1% and 44.6% higher, respectively, compared to the prior year third quarter as commodity prices continued to rise, reaching their highest levels in nearly three years, dating back to the then unprecedented levels reached in the latter half of fiscal 2008. Cost of products sold for the third quarter of fiscal 2011 of $125.2 million increased $18.6 million, or 17.4%, compared to $106.6 million in the prior year third quarter. Cost of products sold in the third quarter of fiscal 2011 included a $0.3 million unrealized (non-cash) loss attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $0.3 million unrealized (non-cash) gain in the prior year third quarter; these unrealized gains and losses are excluded from Adjusted EBITDA for both periods.
Combined operating and general and administrative expenses of $81.4 million for the third quarter of fiscal 2011 were $0.6 million, or 0.7%, lower than the prior year third quarter, primarily due to lower payroll and benefit related expenses, offset to an extent by higher fuel costs to operate our fleet and higher bad debt expense.
Looking ahead to the remainder of fiscal 2011, we expect that the weak economy and high commodity prices will continue to present challenges in each of our markets that will continue to affect customer buying habits, thus having a possible negative impact on sales volumes and margins. Nonetheless, we believe that our flexible cost structure, focus on operating efficiencies and financial strength are all factors that will help us effectively manage through the challenging operating environment.
Our anticipated cash requirements for the remainder of fiscal 2011 include: (i) maintenance and growth capital expenditures of approximately $5.6 million; (ii) interest payments of approximately $10.9 million; and (iii) cash distributions of approximately $30.2 million to our Common Unitholders based on the current quarterly distribution rate of $0.8525 per Common Unit. Based on our current estimates of cash flow from operations and our cash position at the end of the third quarter of fiscal 2011, we do not anticipate the need to borrow under our credit facility to meet our working capital requirements for the remainder of fiscal 2011. As of June 25, 2011, there was $161.4 million of cash on the balance sheet, and unused borrowing capacity under our Revolving Credit Facility of $95.1 million, after considering outstanding letters of credit of $54.9 million.

Three Months Ended June 25, 2011 Compared to Three Months Ended June 26, 2010
Revenues

	Three Months Ended			Percent
	June 25,	June 26,	Increase/	Increase/
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Revenues
Propane	$169,258	$155,538	$13,720	8.8%
Fuel oil and refined fuels	22,528	20,090	2,438	12.1%
Natural gas and electricity	16,691	13,608	3,083	22.7%
All other	8,086	8,834	(748)	(8.5% )

Total revenues	$216,563	$198,070	$18,493	9.3%

Total revenues increased $18.5 million, or 9.3%, to $216.6 million for the three months ended June 25, 2011 compared to $198.1 million for the three months ended June 26, 2010 due to higher average selling prices associated with higher product costs, partially offset by lower volumes sold. Although weather during the third quarter has considerably less of an impact on our volumes than it does during the heating season, sales volumes benefitted from a colder start to the fiscal 2011 third quarter compared to the prior year third quarter as average temperatures across our service territories in the month of April 2011 were approximately 5% colder than normal, compared to 22% warmer than normal in April 2010. From an overall weather perspective, average temperatures across our service territories for the third quarter of fiscal 2011 were 3% warmer than normal and 13% colder than the prior year third quarter.
Revenues from the distribution of propane and related activities of $169.3 million for the third quarter of fiscal 2011 increased $13.7 million, or 8.8%, compared to $155.5 million in the prior year third quarter primarily due to higher average selling prices, partially offset by lower volumes sold. Average propane selling prices for the third quarter of fiscal 2011 increased 13.1% compared to the prior year third quarter due to higher product costs. Retail propane gallons sold in the third quarter of fiscal 2011 decreased 1.4 million gallons, or 2.5%, to 54.6 million gallons from 56.0 million gallons in the prior year third quarter. Although the year over year comparison of volumes sold were favorably impacted by the weather pattern discussed above, volumes sold were negatively impacted by ongoing customer conservation resulting from the high commodity price environment and continued weakness in the economy. From a customer mix perspective, the volume decline was primarily attributable to our non-residential customer base as sales volumes to our residential customer base were essentially flat compared to the prior year third quarter. Included within the propane segment are revenues from other propane activities of $12.8 million for the third quarter of fiscal 2011, which decreased $0.8 million compared to the prior year third quarter.
Revenues from the distribution of fuel oil and refined fuels of $22.5 million for the third quarter of fiscal 2011 increased $2.4 million, or 12.1%, from $20.1 million in the prior year third quarter primarily due to higher average selling prices, partially offset by lower volumes sold. Average selling prices in our fuel oil and refined fuels segment in the third quarter of fiscal 2011 increased 32.1% compared to the prior year third quarter due to higher product costs. Fuel oil and refined fuels gallons sold in the third quarter of fiscal 2011 decreased 1.0 million gallons, or 15.2%, to 5.6 million gallons from 6.6 million gallons in the prior year third quarter. The volume decline was entirely attributable to a decline in volumes sold of low-margin gasoline and diesel as fuel oil volumes, our primary focus within the fuel oil and refined fuels segment, were flat compared to the prior year third quarter.
Revenues in our natural gas and electricity segment increased $3.1 million, or 22.7%, to $16.7 million in the third quarter of fiscal 2011 compared to $13.6 million in the prior year third quarter primarily as a result of higher natural gas volumes sold, coupled with higher natural gas average selling prices.

Cost of Products Sold

	Three Months Ended			Percent
	June 25,	June 26,	Increase/	Increase/
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Cost of products sold
Propane	$93,921	$80,507	$13,414	16.7%
Fuel oil and refined fuels	16,956	13,773	3,183	23.1%
Natural gas and electricity	12,169	9,693	2,476	25.5%
All other	2,129	2,654	(525)	(19.8%)

Total cost of products sold	$125,175	$106,627	$18,548	17.4%

As a percent of total revenues	57.8%	53.8%
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
Average posted prices for propane and fuel oil in the third quarter of fiscal 2011 were 38.1% and 44.6% higher, respectively, compared to the prior year third quarter. Total cost of products sold increased approximately $18.5 million, or 17.4%, to $125.2 million in the third quarter of fiscal 2011 compared to $106.6 million in the prior year third quarter due to higher average product costs resulting from the increase in commodity prices, partially offset by lower volumes sold. In addition, cost of products sold in the third quarter of fiscal 2011 included a $0.3 million unrealized (non-cash) loss representing the net change in the fair value of derivative instruments during the period, compared to a $0.3 million unrealized (non-cash) gain in the prior year third quarter, resulting in an increase of $0.6 million in cost of products sold in the third quarter of fiscal 2011 compared to the prior year third quarter ($0.2 million and $0.4 million increase reported within the propane segment and fuel oil and refined fuels segment, respectively).
Cost of products sold associated with the distribution of propane and related activities of $93.9 million in the third quarter of fiscal 2011 increased $13.4 million, or 16.7%, compared to the prior year third quarter. Higher average propane costs resulted in an increase of $16.0 million in cost of products sold during the third quarter of fiscal 2011 compared to the prior year third quarter. The impact of the increase in average propane costs was partially offset by lower propane volumes sold, which resulted in a $1.9 million decrease in cost of products sold during the third quarter of fiscal 2011 compared to the prior year third quarter. Cost of products sold from other propane activities decreased $0.9 million in the third quarter of fiscal 2011 compared to the prior year third quarter.

Cost of products sold associated with our fuel oil and refined fuels segment of $17.0 million in the third quarter of fiscal 2011 increased $3.2 million, or 23.1%, compared to the prior year third quarter. Higher average fuel oil and refined fuels costs resulted in an increase of $4.9 million in cost of products sold during the third quarter of fiscal 2011 compared to the prior year third quarter. The impact of the increase in average fuel oil and refined fuels costs was partially offset by lower fuel oil and refined fuels volumes sold, which resulted in a $2.1 million decrease in cost of products sold during the third quarter of fiscal 2011 compared to the prior year third quarter.
Cost of products sold in our natural gas and electricity segment of $12.2 million in the third quarter of fiscal 2011 increased $2.5 million, or 25.5%, compared to the prior year third quarter primarily due to higher natural gas volumes sold, coupled with higher average natural gas and electricity costs.
For the third quarter of fiscal 2011, total cost of products sold as a percent of total revenues increased 4.0 percentage points to 57.8% from 53.8% in the prior year third quarter. The increase in cost of products sold as a percentage of revenues was primarily attributable to wholesale product costs rising at a faster rate than average selling prices in the third quarter of fiscal 2011 compared to the prior year third quarter as we were limited in our ability to pass along the rise in commodity prices to the end user.
Operating Expenses

	Three Months Ended
	June 25,	June 26,		Percent
(Dollars in thousands)	2011	2010	Increase	Increase
Operating expenses	$68,747	$68,634	$113	0.2%
As a percent of total revenues	31.7%	34.7%
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
Operating expenses of $68.7 million in the third quarter of fiscal 2011 were relatively flat compared to the prior year third quarter as the impact of lower payroll and benefit related expenses resulting from operating efficiencies was offset by higher fuel costs for operating our fleet and higher bad debt expense attributable to the increase in average selling prices.
General and Administrative Expenses

	Three Months Ended
	June 25,	June 26,		Percent
(Dollars in thousands)	2011	2010	Decrease	Decrease
General and administrative expenses	$12,618	$13,386	$(768)	(5.7%)
As a percent of total revenues	5.8%	6.8%
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

General and administrative expenses of $12.6 million for third quarter of fiscal 2011 decreased $0.8 million, or 5.7%, compared to $13.4 million in the prior year third quarter primarily due to lower payroll and benefit related expenses resulting from lower headcount, coupled with lower variable compensation.
Depreciation and Amortization

	Three Months Ended
	June 25,	June 26,		Percent
(Dollars in thousands)	2011	2010	Increase	Increase
Depreciation and amortization	$9,670	$8,868	$802	9.0%
As a percent of total revenues	4.5%	4.5%
Depreciation and amortization expense of $9.7 million for the third quarter of fiscal 2011 increased $0.8 million compared to $8.9 million in the prior year third quarter primarily as a result of tangible and intangible long-lived assets acquired from business combinations after June 26, 2010, coupled with accelerated depreciation expense for vehicles taken out of service during the third quarter of fiscal 2011.
Interest Expense, net

	Three Months Ended
	June 25,	June 26,		Percent
(Dollars in thousands)	2011	2010	Increase	Increase
Interest expense, net	$6,867	$6,808	$59	0.9%
As a percent of total revenues	3.2%	3.4%
Net interest expense of $6.9 million for the third quarter of fiscal 2011 was relatively flat compared to the prior year third quarter.
Net Loss and EBITDA
Net loss for the third quarter of fiscal 2011 amounted to $6.8 million, or $0.19 per Common Unit, compared to net loss of $6.6 million, or $0.19 per Common Unit, in the prior year third quarter. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the third quarter of fiscal 2011 amounted to $10.0 million, compared to $9.4 million in the prior year third quarter. Adjusted EBITDA amounted to $10.3 million for the third quarter of fiscal 2011 compared to $9.1 million in the prior year third quarter.
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

The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of Adjusted EBITDA, as so calculated, to our net cash provided by operating activities:

	Three Months Ended
	June 25,	June 26,
(Dollars in thousands)	2011	2010

Net (loss)	$(6,787)	$(6,616)
Add:
Provision for income taxes	273	363
Interest expense, net	6,867	6,808
Depreciation and amortization	9,670	8,868

EBITDA	10,023	9,423
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	313	(281)

Adjusted EBITDA	10,336	9,142
Add (subtract):
Provision for income taxes	(273)	(363)
Interest expense, net	(6,867)	(6,808)
Unrealized (non-cash) (losses) gains on changes in fair value of derivatives	(313)	281
Compensation cost recognized under Restricted Unit Plans	737	1,136
Losses on disposal of property, plant and equipment, net	67	283
Changes in working capital and other assets and liabilities	56,316	68,722

Net cash provided by operating activities	$60,003	$72,393

Nine Months Ended June 25, 2011 Compared to Nine Months Ended June 26, 2010
Revenues

	Nine Months Ended			Percent
	June 25,	June 26,	Increase/	Increase/
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Revenues
Propane	$786,968	$758,410	$28,558	3.8%
Fuel oil and refined fuels	124,448	120,648	3,800	3.1%
Natural gas and electricity	68,348	59,311	9,037	15.2%
All other	29,208	30,296	(1,088)	(3.6%)

Total revenues	$1,008,972	$968,665	$40,307	4.2%

Total revenues increased $40.3 million, or 4.2%, to $1,009.0 million for the nine months ended June 25, 2011 compared to $968.7 million for the nine months ended June 26, 2010 as a result of higher average selling prices associated with higher product costs, partially offset by lower volumes sold. The decline in volumes was primarily due to customer conservation efforts attributable to the high commodity price environment and ongoing sluggish economic conditions. Average temperatures across our service territories for the first nine months of fiscal 2011 were at normal levels and 5% colder than the first nine months of the prior year.

Revenues from the distribution of propane and related activities of $787.0 million in the first nine months of fiscal 2011 increased $28.6 million, or 3.8%, compared to $758.4 million in the first nine months of the prior year primarily due to higher average selling prices, partially offset by lower volumes sold. Average propane selling prices in the first nine months of fiscal 2011 increased 7.5% compared to the first nine months of the prior year due to higher product costs. Retail propane gallons sold in the first nine months of fiscal 2011 decreased 15.5 million gallons, or 5.7%, to 254.9 million gallons from 270.4 million gallons in the comparable prior year period. The volume decline was primarily attributable to the aforementioned impact of customer conservation resulting from the high commodity price environment and continued weakness in the economy. Included within the propane segment are revenues from other propane activities of $58.6 million in the first nine months of fiscal 2011, which increased $19.2 million compared to the first nine months of prior year as a result of the settlement of certain contracts used for risk management purposes (see similar increase in cost of products sold).
Revenues from the distribution of fuel oil and refined fuels of $124.4 million in the first nine months of fiscal 2011 increased $3.8 million, or 3.1%, from $120.6 million in the first nine months of the prior year, primarily due to higher average selling prices, partially offset by lower volumes sold. Average selling prices in our fuel oil and refined fuels segment in the first nine months of fiscal 2011 increased 18.3% compared to the first nine months of the prior year due to higher product costs. Fuel oil and refined fuels gallons sold in the first nine months of fiscal 2011 decreased 4.8 million gallons, or 12.6%, to 33.3 million gallons from 38.1 million gallons in the comparable prior year period. The volume decline was primarily attributable to the aforementioned impact of customer conservation.
Revenues in our natural gas and electricity segment increased $9.0 million, or 15.2%, to $68.3 million in the first nine months of fiscal 2011 compared to $59.3 million in the first nine months of the prior year primarily as a result of higher natural gas and electricity volumes sold, coupled with higher average selling prices.
Cost of Products Sold

	Nine Months Ended			Percent
	June 25	June 26	Increase/	Increase/
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Cost of products sold
Propane	$425,808	$371,833	$53,975	14.5%
Fuel oil and refined fuels	88,433	80,979	7,454	9.2%
Natural gas and electricity	49,803	43,867	5,936	13.5%
All other	7,467	8,773	(1,306)	(14.9%)

Total cost of products sold	$571,511	$505,452	$66,059	13.1%

As a percent of total revenues	56.6%	52.2%
Average posted prices for propane and fuel oil in the first nine months of fiscal 2011 were 21.3% and 33.7% higher, respectively, compared to the first nine months of the prior year. Total cost of products sold increased $66.1 million, or 13.1%, to $571.5 million in the first nine months of fiscal 2011 compared to $505.4 million in the prior year period due to higher average product costs resulting from the increase in commodity prices and, to a much lesser extent, realized losses on derivative instruments used for risk management purposes reported in the first nine months of fiscal 2011 that were not fully offset by sales of the physical product during the period. Partially offsetting the items driving cost of products sold higher was the impact of lower volumes sold and the favorable impact of non-cash mark-to-market adjustments from our risk management activities in the first nine months of fiscal 2011 compared to the prior year period. Cost of products sold in the first nine months of fiscal 2011 included a $2.2 million unrealized (non-cash) gain representing the net change in the fair value of derivative instruments during the period, compared to a $4.9 million unrealized (non-cash) loss in the prior year period, resulting in a decrease of $7.1 million in cost of products sold in the first nine months of fiscal 2011 compared to the first nine months of the prior year ($0.9 million and $6.2 million decrease reported within the propane segment and fuel oil and refined fuels segment, respectively).

Cost of products sold associated with the distribution of propane and related activities of $425.8 million in the first nine months of fiscal 2011 increased $54.0 million, or 14.5%, compared to the first nine months of the prior year. Higher average propane costs resulted in an increase of $53.6 million in cost of products sold during the first nine months of fiscal 2011 compared to the prior year period. The impact of the increase in average propane costs was partially offset by lower propane volumes sold, which resulted in a $21.0 million decrease in cost of products sold during the first nine months of fiscal 2011 compared to the prior year period. Cost of products sold from other propane activities increased $22.3 million in the first nine months of fiscal 2011 compared to the prior year period.
Cost of products sold associated with our fuel oil and refined fuels segment of $88.4 million in the first nine months of fiscal 2011 increased approximately $7.4 million, or 9.2%, compared to the first nine months of the prior year. Higher average fuel oil and refined fuels costs resulted in an increase of $23.2 million in cost of products sold during the first nine months of fiscal 2011 compared to the prior year period. The impact of the increase in average fuel oil and refined fuels costs was partially offset by lower fuel oil and refined fuels volumes sold, which resulted in a $9.6 million decrease in cost of products sold during the first nine months of fiscal 2011 compared to the prior year period.
Cost of products sold in our natural gas and electricity segment of $49.8 million in the first nine months of fiscal 2011 increased $5.9 million, or 13.5%, compared to the prior year period primarily due to higher natural gas and electricity volumes sold, coupled with higher average costs.
For the first nine months of fiscal 2011, total cost of products sold as a percent of total revenues increased 4.4 percentage points to 56.6% from 52.2% in the comparable prior year period. The increase in cost of products sold as a percentage of revenues was primarily attributable to wholesale product costs rising at a faster rate than average selling prices in the first nine months of fiscal 2011 compared to the prior year period, as well as the impact of realized losses on derivative instruments used for risk management purposes which were not fully offset by gains on sales of the physical product during the first nine months of fiscal 2011.
Operating Expenses

	Nine Months Ended
	June 25,	June 26,		Percent
(Dollars in thousands)	2011	2010	Decrease	Decrease
Operating expenses	$213,831	$221,629	$(7,798)	(3.5%)
As a percent of total revenues	21.2%	22.9%
Operating expenses of $213.8 million in the first nine months of fiscal 2011 decreased $7.8 million, or 3.5%, compared to $221.6 million in the prior year period as a result of lower variable compensation associated with lower earnings, lower payroll and benefit related expenses resulting from operating efficiencies and lower bad debt expense. These savings were partially offset by an increase in fuel costs for operating our fleet.
General and Administrative Expenses

	Nine Months Ended
	June 25,	June 26		Percent
(Dollars in thousands)	2011	2010	Decrease	Decrease
General and administrative expenses	$37,399	$47,381	$(9,982)	(21.1%)
As a percent of total revenues	3.7%	4.9%
General and administrative expenses of $37.4 million in first nine months of fiscal 2011 decreased $10.0 million, or 21.1%, compared to $47.4 million in the prior year period primarily due to lower variable compensation associated with lower earnings and the impact of a $2.5 million gain on sale of assets during the second quarter of fiscal 2011. In addition, general and administrative expenses for the first nine months of fiscal 2010 included a charge for an unfavorable judgment in an uninsured legal matter.

Severance charges
During the second quarter of fiscal 2011 we recorded severance charges of $2.0 million related to the realignment of our regional operating footprint in response to the persistent and foreseeable challenges affecting the industry as a whole. The steps taken were made possible as a result of our technology infrastructure and the talent within the organization.
Depreciation and Amortization

	Nine Months Ended
	June 25,	June 26,		Percent
(Dollars in thousands)	2011	2010	Increase	Increase
Depreciation and amortization	$26,304	$23,094	$3,210	13.9%
As a percent of total revenues	2.6%	2.4%
Depreciation and amortization expense of $26.3 million for the first nine months of fiscal 2011 increased $3.2 million compared to $23.1 million in the prior year period primarily as a result of tangible and intangible long-lived assets acquired from business combinations since June 26, 2010, coupled with accelerated depreciation expense for assets taken out of service in the first nine months of fiscal 2011.
Interest Expense, net

	Nine Months Ended
	June 25	June 26		Percent
(Dollars in thousands)	2011	2010	Decrease	Decrease
Interest expense, net	$20,532	$20,599	$(67)	(0.3%)
As a percent of total revenues	2.0%	2.1%
Net interest expense of $20.5 million for the first nine months of fiscal 2011 was relatively flat compared to the prior year period as higher interest expense on our senior notes was offset by lower interest expense on our revolving credit facility. See Liquidity and Capital Resources below for additional discussion regarding long-term borrowings.
Net Income and EBITDA
Net income for the first nine months of fiscal 2011 amounted to $136.7 million, or $3.85 per Common Unit, compared to net income of $140.1 million, or $3.96 per Common Unit, in the prior year period. EBITDA for the first nine months of fiscal 2011 amounted to $184.2 million, compared to $184.7 million in the prior year period. Adjusted EBITDA amounted to $182.0 million for the first nine months of fiscal 2011 compared to $199.1 million in the prior year period.

The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of Adjusted EBITDA, as so calculated, to our net cash provided by operating activities:

	Nine Months Ended
	June 25,	June 26,
(Dollars in thousands)	2011	2010

Net income	$136,658	$140,147
Add:
Provision for income taxes	737	890
Interest expense, net	20,532	20,599
Depreciation and amortization	26,304	23,094

EBITDA	184,231	184,730
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(2,237)	4,859
Loss on debt extinguishment	—	9,473

Adjusted EBITDA	181,994	199,062
Add (subtract):
Provision for income taxes	(737)	(890)
Interest expense, net	(20,532)	(20,599)
Unrealized (non-cash) gains (losses) on changes in fair value of derivatives	2,237	(4,859)
Compensation cost recognized under Restricted Unit Plans	3,136	3,153
(Gain) loss on disposal of property, plant and equipment, net	(2,844)	149
Changes in working capital and other assets and liabilities	(53,413)	(46,292)

Net cash provided by operating activities	$109,841	$129,724

Liquidity and Capital Resources
Analysis of Cash Flows
Operating Activities. Net cash provided by operating activities for the first nine months of fiscal 2011 was $109.8 million, compared to net cash provided by operating activities of $129.7 million for the first nine months of the prior year. The decrease in net cash provided by operating activities was primarily attributable to the increase in propane and fuel oil commodity prices that resulted in a larger investment in working capital, coupled with a decrease in earnings in the first nine months of fiscal 2011 compared to the first nine months of the prior year. Despite the year over year increase in working capital requirements, we continued to fund working capital through cash on hand without the need to access the revolving credit facility. We have not borrowed under our Revolving Credit Facility for working capital purposes since April 2006.
Investing Activities. Net cash used in investing activities of $14.9 million for the first nine months of fiscal 2011 consisted of capital expenditures of $17.2 million (including $7.4 million for maintenance expenditures and $9.8 million to support the growth of operations), and business acquisitions of $3.2 million, partially offset by $5.5 million in net proceeds from the sale of property, plant and equipment. Net cash used in investing activities of $20.8 million for the first nine months of fiscal 2010 consisted of capital expenditures of $13.0 million (including $6.9 million for maintenance expenditures and $6.1 million to support the growth of operations) and business acquisitions of $10.8 million, partially offset by $3.0 million in net proceeds from the sale of property, plant and equipment.
Financing Activities. Net cash used in financing activities for the first nine months of fiscal 2011 of $90.4 million reflects the quarterly distribution to Common Unitholders at a rate of $0.850 per Common Unit paid in respect of the fourth quarter of fiscal 2010 and $0.8525 per Common Unit paid in respect of the first and second quarters of fiscal 2011.

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
As of June 25, 2011, our long-term borrowings and revolving credit lines consist of the 2020 Senior Notes and a $250.0 million senior secured revolving credit facility at the Operating Partnership level (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions until maturity on June 25, 2013. Our Operating Partnership has the right to prepay loans under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. We have standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $54.9 million primarily in support of retention levels under our self-insurance programs, which expire periodically through April 15, 2012. Therefore, as of June 25, 2011 we had available borrowing capacity of $95.1 million under the Revolving Credit Facility.
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
Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at our Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon our ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of June 25, 2011, the interest rate for the Revolving Credit Facility was approximately 3.3%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.
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

The Revolving Credit Facility and the 2020 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Revolving Credit Facility contains certain financial covenants (a) requiring the consolidated interest coverage ratio, as defined, at the Partnership level to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined, at the Partnership level from being greater than 4.5 to 1.0 as of the end of any fiscal quarter; and (c) prohibiting the senior secured consolidated leverage ratio, as defined, of the Operating Partnership from being greater than 3.0 to 1.0 as of the end of any fiscal quarter. Under the 2020 Senior Note indenture, we are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We were in compliance with all covenants and terms of the 2020 Senior Notes and the Revolving Credit Facility as of June 25, 2011.
Partnership Distributions
We are required to make distributions in an amount equal to all of our Available Cash, as defined in the Third Amended and Restated Partnership Agreement, as amended (the “Partnership Agreement”), no more than 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. Available Cash, as defined in the Partnership Agreement, generally means all cash on hand at the end of the respective fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. These reserves are retained for the proper conduct of our business, the payment of debt principal and interest and for distributions during the next four quarters. The Board of Supervisors reviews the level of Available Cash on a quarterly basis based upon information provided by management.
On July 21, 2011, we announced a quarterly distribution of $0.8525 per Common Unit, or $3.41 on an annualized basis, in respect of the third quarter of fiscal 2011 payable on August 9, 2011 to holders of record on August 2, 2011. The annualized distribution represents a growth rate of 0.9% in the quarterly distribution rate compared to the third quarter of fiscal 2010.
Other Commitments
We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000. At June 25, 2011, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $18.1 million and $20.3 million, respectively.
We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At June 25, 2011, we had accrued insurance liabilities of $52.5 million, and an insurance recovery asset of $16.7 million related to the amount of the liability expected to be covered by insurance carriers.
Off-Balance Sheet Arrangements
Guarantees
We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2018. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $10.4 million as of June 25, 2011. The fair value of residual value guarantees for outstanding operating leases was de minimis as of June 25, 2011 and September 25, 2010.

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
As a result of the steady rise in commodity prices throughout the first nine months of fiscal 2011, we reported realized losses on derivative instruments used for risk management purposes which were not fully offset by sales of the physical product, thus negatively impacting overall gross margins for the first nine months of fiscal 2011.
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
Interest Rate Risk
A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the total ratio of debt to EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. The interest rate swaps have been designated as a cash flow hedge. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At June 25, 2011, the fair value of the interest rate swaps was $5.0 million representing an unrealized loss and is included within other current liabilities and other liabilities, as applicable, with a corresponding debit in OCI.
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
Sensitivity Analysis
In an effort to estimate our exposure to unfavorable market price changes in commodities related to our open positions under derivative instruments, we developed a model that incorporates the following data and assumptions:
A.	The fair value of open positions as of June 25, 2011.

B.
The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, a hypothetical 10% adverse change in market prices would not have a material impact on our outstanding derivative instruments as of June 25, 2011. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 25, 2010. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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
The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of June 25, 2011. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of June 25, 2011, such disclosure controls and procedures were effective to provide the reasonable assurance described above.
There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 25, 2011 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

SUBURBAN PROPANE PARTNERS, L.P.

August 4, 2011	By:	/s/ MICHAEL A. STIVALA

Date		Michael A. Stivala
Chief Financial Officer

August 4, 2011	By:	/s/ MICHAEL A. KUGLIN

Date		Michael A. Kuglin
Controller and Chief Accounting Officer