Form 10-K
period 2011-09-24
SUBURBAN PROPANE PARTNERS LP
filed 2011-11-23
CIK 1005210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 24, 2011

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
(do not check if a smaller reporting company)
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The aggregate market value as of March 25, 2011 of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($55.73 per unit), was approximately $1,972,717,000.

Documents Incorporated by Reference: None	Total number of pages (excluding Exhibits): 123

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
Development of Business
Suburban Propane Partners, L.P. (the “Partnership”), a publicly traded Delaware limited partnership, is a nationwide marketer and distributor of a diverse array of products meeting the energy needs of our customers. We specialize in the distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In support of our core marketing and distribution operations, we install and service a variety of home comfort equipment, particularly in the areas of heating and ventilation. We believe, based on LP/Gas Magazine dated February 2011, that we are the fifth largest retail marketer of propane in the United States, measured by retail gallons sold in the calendar year 2010. As of September 24, 2011, we were serving the energy needs of approximately 750,000 residential, commercial, industrial and agricultural customers through approximately 300 locations in 30 states located primarily in the east and west coast regions of the United States, including Alaska. We sold approximately 298.9 million gallons of propane and 37.2 million gallons of fuel oil and refined fuels to retail customers during the year ended September 24, 2011. Together with our predecessor companies, we have been continuously engaged in the retail propane business since 1928.
We conduct our business principally through Suburban Propane, L.P., a Delaware limited partnership, which operates our propane business and assets (the “Operating Partnership”), and its direct and indirect subsidiaries. Our general partner, and the general partner of our Operating Partnership, is Suburban Energy Services Group LLC (the “General Partner”), a Delaware limited liability company whose sole member is the Chief Executive Officer of the Partnership. Since October 19, 2006, the General Partner has had no economic interest in either the Partnership or the Operating Partnership (which means that the General Partner is not entitled to any cash distributions of either partnership, nor to any cash payment upon the liquidation of either partnership, nor any other economic rights in either partnership) other than as a holder of 784 Common Units of the Partnership. Additionally, under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) of the Partnership, there are no incentive distribution rights for the benefit of the General Partner. The Partnership owns (directly and indirectly) all of the limited partner interests in the Operating Partnership. The Common Units represent 100% of the limited partner interests in the Partnership.
Subsidiaries of the Operating Partnership include Suburban Sales and Service, Inc. (the “Service Company”), which conducts a portion of the Partnership’s service work and appliance and parts businesses. The Service Company is the sole member of Gas Connection, LLC (d/b/a HomeTown Hearth & Grill), and Suburban Franchising, LLC. HomeTown Hearth & Grill sells and installs natural gas and propane gas grills, fireplaces and related accessories and supplies through two retail stores in the northwest and northeast regions as of September 24, 2011. Suburban Franchising creates and develops propane related franchising business opportunities.
Through an acquisition in fiscal 2004, we transformed our business from a marketer of a single fuel into one that provides multiple energy solutions, with expansion into the marketing and distribution of fuel oil and refined fuels, as well as the marketing of natural gas and electricity. Our fuel oil and refined fuels, natural gas and electricity and services businesses are structured as either limited liability company or corporate entities (collectively referred to as “Corporate Entities”) and, as such, are subject to corporate level income tax.
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
Upon written request or through an information request link from our website at www.suburbanpropane.com, we will provide, without charge, copies of our Annual Report on Form 10-K for the year ended September 24, 2011, each of the Quarterly Reports on Form 10-Q, current reports filed or furnished on Form 8-K and all amendments to such reports as soon as is reasonably practicable after such reports are electronically filed with or furnished to the SEC. Requests should be directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.
Our Strategy
Our business strategy is to deliver increasing value to our Unitholders through initiatives, both internal and external, that are geared toward achieving sustainable profitable growth and steady or increased quarterly distributions. The following are key elements of our strategy:
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
Selective Acquisitions of Complementary Businesses or Assets. Externally, we seek to extend our presence or diversify our product offerings through selective acquisitions. Our acquisition strategy is to focus on businesses with a relatively steady cash flow that will extend our presence in strategically attractive markets, complement our existing business segments or provide an opportunity to diversify our operations with other energy-related assets. While we are active in this area, we are also very patient and deliberate in evaluating acquisition candidates. During fiscal 2011, we completed an acquisition of a mid-sized propane business in a market where we already have a strong presence. During fiscal 2010 we completed four acquisitions of mid-sized propane businesses; there were no acquisitions completed during fiscal 2009. These acquisitions complemented our existing operations, expanded our customer base and, with our focus on operational efficiencies, provided synergies through the blending of operations and assets into our existing facilities.
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
Product Distribution and Marketing
We distribute propane through a nationwide retail distribution network consisting of approximately 300 locations in 30 states as of September 24, 2011. Our operations are concentrated in the east and west coast regions of the United States, including Alaska. As of September 24, 2011, we serviced approximately 608,000 propane customers. Typically, our customer service centers are located in suburban and rural areas where natural gas is not readily available. Generally, these customer service centers consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. Most of our residential customers receive their propane supply through an automatic delivery system. These deliveries are scheduled through computer technology, based upon each customer’s historical consumption patterns and prevailing weather conditions. Additionally, we offer our customers a budget payment plan whereby the customer’s estimated annual propane purchases and service contracts are paid for in a series of estimated equal monthly payments over a twelve-month period. From our customer service centers, we also sell, install and service equipment to customers who purchase propane from us including heating and cooking appliances, hearth products and supplies and, at some locations, propane fuel systems for motor vehicles.
We sell propane primarily to six customer markets: residential, commercial, industrial (including engine fuel), agricultural, other retail users and wholesale. Approximately 91% of the propane gallons sold by us in fiscal 2011 were to retail customers: 45% to residential customers, 28% to commercial customers, 8% to industrial customers, 4% to agricultural customers and 15% to other retail users. The balance of approximately 9% of the propane gallons sold by us in fiscal 2011 was for risk management activities and wholesale customers. No single customer accounted for 10% or more of our propane revenues during fiscal 2011.

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
Supply
Our propane supply is purchased from approximately 61 oil companies and natural gas processors at approximately 110 supply points located in the United States and Canada. We make purchases primarily under one-year agreements that are subject to annual renewal, and also purchase propane on the spot market. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on prevailing market prices. Some of these agreements provide maximum and minimum seasonal purchase guidelines. Propane is generally transported from refineries, pipeline terminals, storage facilities (including our storage facility in Elk Grove, California) and coastal terminals to our customer service centers by a combination of common carriers, owner-operators and railroad tank cars. See Item 2 of this Annual Report.
Historically, supplies of propane have been readily available from our supply sources. Although we make no assurance regarding the availability of supplies of propane in the future, we currently expect to be able to secure adequate supplies during fiscal 2012. During fiscal 2011, Targa Liquids Marketing and Trade (“Targa”) and Enterprise Products Operating L.P. (“Enterprise”) provided approximately 17% and 11% of our total propane purchases, respectively. The availability of our propane supply is dependent on several factors, including the severity of winter weather and the price and availability of competing fuels, such as natural gas and fuel oil. We believe that if supplies from Targa or Enterprise were interrupted, we would be able to secure adequate propane supplies from other sources without a material disruption of our operations. Nevertheless, the cost of acquiring such propane might be higher and, at least on a short-term basis, our margins could be affected. Approximately 96% of our total propane purchases were from domestic suppliers in fiscal 2011.
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
We own and operate a large propane storage facility in California. We also operate smaller storage facilities in other locations and have rights to use storage facilities in additional locations. These storage facilities enable us to buy and store large quantities of propane particularly during periods of low demand, which generally occur during the summer months. This practice helps ensure a more secure supply of propane during periods of intense demand or price instability. As of September 24, 2011, the majority of our storage capacity in California was leased to third parties.
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

Propane is more expensive than natural gas on an equivalent British Thermal Unit (“BTU”) basis in locations serviced by natural gas, but it is an alternative or supplement to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Historically, the expansion of natural gas into traditional propane markets has been inhibited by the capital costs required to expand pipeline and retail distribution systems. Although the recent extension of natural gas pipelines to previously unserved geographic areas tends to displace propane distribution in those areas, we believe new opportunities for propane sales may arise as new neighborhoods are developed in geographically remote areas. Over the last year or so, fewer new housing developments have been started in our service areas as a result of recent economic circumstances.
Propane has some relative advantages over other energy sources. For example, in certain geographic areas, propane is generally less expensive to use than electricity for space heating, water heating, clothes drying and cooking. Utilization of fuel oil is geographically limited (primarily in the northeast), and even in that region, propane and fuel oil are not significant competitors because of the cost of converting from one to the other.
In addition to competing with suppliers of other energy sources, our propane operations compete with other retail propane distributors. The retail propane industry is highly fragmented and competition generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry statistics contained in 2009 Sales of Natural Gas Liquids and Liquefied Refinery Gases, as published by the American Petroleum Institute in December 2010, and LP/Gas Magazine dated February 2011, the ten largest retailers, including us, account for approximately 39% of the total retail sales of propane in the United States. For fiscal years 2009 through 2011, no single marketer had a greater than 10% share of the total retail propane market in the United States. Each of our customer service centers operates in its own competitive environment because retail marketers tend to locate in close proximity to customers in order to lower the cost of providing service. Our typical customer service center has an effective marketing radius of approximately 50 miles, although in certain areas the marketing radius may be extended by one or more satellite offices. Most of our customer service centers compete with five or more marketers or distributors.
Fuel Oil and Refined Fuels
Product Distribution and Marketing
We market and distribute fuel oil, kerosene, diesel fuel and gasoline to approximately 48,000 residential and commercial customers in the northeast region of the United States. Sales of fuel oil and refined fuels for fiscal 2011 amounted to 37.2 million gallons. Approximately 71% of the fuel oil and refined fuels gallons sold by us in fiscal 2011 were to residential customers, principally for home heating, 4% were to commercial customers, 1% were to agricultural and 5% to other users. Sales of diesel and gasoline accounted for the remaining 19% of total volumes sold in this segment during fiscal 2011. Fuel oil has a more limited use, compared to propane, and is used almost exclusively for space and water heating in residential and commercial buildings. We sell diesel fuel and gasoline to commercial and industrial customers for use primarily to operate motor vehicles.
Approximately 46% of our fuel oil customers receive their fuel oil under an automatic delivery system. These deliveries are scheduled through computer technology, based upon each customer’s historical consumption patterns and prevailing weather conditions. Additionally, we offer our customers a budget payment plan whereby the customer’s estimated annual fuel oil purchases are paid for in a series of estimated equal monthly payments over a twelve-month period. From our customer service centers, we also sell, install and service equipment to customers who purchase fuel oil from us including heating appliances.
Deliveries of fuel oil are usually made to customers by means of tankwagon trucks, which have capacities ranging from 2,500 gallons to 3,000 gallons. Fuel oil is pumped from the tankwagon truck into a stationary storage tank that is located on the customer’s premises, which is owned by the customer. The capacity of customer storage tanks ranges from approximately 275 gallons to approximately 1,000 gallons. No single customer accounted for 10% or more of our fuel oil revenues during fiscal 2011.

Supply
We obtain fuel oil and other refined fuels in pipeline, truckload or tankwagon quantities, and have contracts with certain pipeline and terminal operators for the right to temporarily store fuel oil at 13 terminal facilities we do not own. We have arrangements with certain suppliers of fuel oil, which provide open access to fuel oil at specific terminals throughout the northeast. Additionally, a portion of our purchases of fuel oil are made at local wholesale terminal racks. In most cases, the supply contracts do not establish the price of fuel oil in advance; rather, prices are typically established based upon market prices at the time of delivery plus or minus a differential for transportation and volume discounts. We purchase fuel oil from more than 20 suppliers at approximately 60 supply points. While fuel oil supply is more susceptible to longer periods of supply constraint than propane, we believe that our supply arrangements will provide us with sufficient supply sources. Although we make no assurance regarding the availability of supplies of fuel oil in the future, we currently expect to be able to secure adequate supplies during fiscal 2012.
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
Natural Gas and Electricity
We market natural gas and electricity through our 100%-owned subsidiary, Agway Energy Services, LLC (“AES”), in the deregulated markets of New York and Pennsylvania primarily to residential and small commercial customers. Historically, local utility companies provided their customers with all three aspects of electric and natural gas service: generation, transmission and distribution. However, under deregulation, public utility commissions in several states are licensing energy service companies, such as AES, to act as alternative suppliers of the commodity to end consumers. In essence, we make arrangements for the supply of electricity or natural gas to specific delivery points. The local utility companies continue to distribute electricity and natural gas on their distribution systems. The business strategy of this business segment is to expand its market share by concentrating on growth in the customer base and expansion into other deregulated markets that are considered strategic markets.
We serve nearly 87,000 natural gas and electricity customers in New York and Pennsylvania. During fiscal 2011, we sold approximately 4.1 million dekatherms of natural gas and 613.9 million kilowatt hours of electricity through the natural gas and electricity segment. Approximately 75% of our customers were residential households and the remainder were small commercial and industrial customers. New accounts are obtained through numerous marketing and advertising programs, including telemarketing and direct mail initiatives. Most local utility companies have established billing service arrangements whereby customers receive a single bill from the local utility company which includes distribution charges from the local utility company, as well as product charges for the amount of natural gas or electricity provided by AES and utilized by the customer. We have arrangements with several local utility companies that provide billing and collection services for a fee. Under these arrangements, we are paid by the local utility company for all or a portion of customer billings after a specified number of days following the customer billing with no further recourse to AES.
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
Seasonality
The retail propane and fuel oil distribution businesses, as well as the natural gas marketing business, are seasonal because the primary use of these fuels is for heating residential and commercial buildings. Historically, approximately two-thirds of our retail propane volume is sold during the six-month peak heating season from October through March. The fuel oil business tends to experience greater seasonality given its more limited use for space heating, and approximately three-fourths of our fuel oil volumes are sold between October and March. Consequently, sales and operating profits are concentrated in our first and second fiscal quarters. Cash flows from operations, therefore, are greatest during the second and third fiscal quarters when customers pay for product purchased during the winter heating season. We expect lower operating profits and either net losses or lower net income during the period from April through September (our third and fourth fiscal quarters).
Weather conditions have a significant impact on the demand for our products, in particular propane, fuel oil and natural gas, for both heating and agricultural purposes. Many of our customers rely on propane, fuel oil or natural gas primarily as a heating source. Accordingly, the volume sold is directly affected by the severity of the winter weather in our service areas, which can vary substantially from year to year. In any given area, sustained warmer than normal temperatures will tend to result in reduced propane, fuel oil and natural gas consumption, while sustained colder than normal temperatures will tend to result in greater consumption.
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
Through an acquisition in fiscal 2004, we acquired certain properties with either known or probable environmental exposure, some of which are currently in varying stages of investigation, remediation or monitoring. Additionally, we identified that certain active sites acquired contained environmental conditions which required further investigation, future remediation or ongoing monitoring activities. The environmental exposures included instances of soil and/or groundwater contamination associated with the handling and storage of fuel oil, gasoline and diesel fuel. As of September 24, 2011, we had accrued environmental liabilities of $0.6 million representing the total estimated future liability for remediation and monitoring.
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
The Department of Homeland Security (“DHS”) has published regulations under 6 CFR Part 27 Chemical Facility Anti-Terrorism Standards. We have 474 facilities registered with the DHS, of which 454 facilities have been determined to be “Not a High Risk Chemical Facility”. 20 facilities have been determined by DHS to be High Risk, Tier 4 (lowest level of security risk). Security Vulnerability Assessments for the 20 facilities have been submitted to the DHS and the DHS has reviewed 17 of them, requiring us to submit Site Security Plans for those facilities. Pending DHS review, the remaining 3 facilities may require Site Security Plans within 90 days of DHS notification. Because our facilities are currently operating under the security programs developed under guidelines issued by the Department of Transportation, Department of Labor and Environmental Protection Agency, we do not anticipate that we will incur significant costs in order to comply with these DHS regulations.
In December 2009, the U.S. Environmental Protection Agency (“EPA”) issued an “Endangerment Finding” under the Clean Air Act, determining that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases may be contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs and require reporting by certain regulated facilities on an annual basis.
Both Houses of the United States Congress also have considered adopting legislation to reduce emissions of GHGs. In June 2009, the American Clean Energy and Security Act of 2009, also known as the Waxman-Markey Bill, passed in the U.S. House of Representatives, but the U.S. Senate’s version, The Clean Energy Jobs and American Power Act, or the Boxer-Kerry Bill, did not pass. Both bills sought to establish a “cap and trade” system for restricting GHG emissions. Under such system, certain sources of GHG emissions would be required to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. The number of emission allowances issued each year would decline as necessary to meet overall emission reduction goals. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly.
The adoption of federal or state climate change legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased capital and operating costs, with resulting impact on product price and demand. We cannot predict whether or in what form cap-and-trade provisions and renewable energy standards may be enacted. In addition, a possible consequence of climate change is increased volatility in seasonal temperatures. It is difficult to predict how the market for our fuels would be affected by increased temperature volatility, although if there is an overall trend of warmer temperatures, it could adversely affect our business.
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
The Dodd-Frank Act requires the Commodity Futures Trading Commission (the “CFTC”) and the SEC to promulgate rules and regulations relating to, among other things, swaps, participants in the derivatives markets, clearing of swaps and reporting of swap transactions. In general, the Dodd-Frank Act subjects swap transactions and participants to greater regulation and supervision by the CFTC and the SEC and will require many swaps to be cleared through a registered CFTC- or SEC-clearing facility and executed on a designated exchange or swap execution facility. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk. While we may ultimately be eligible for such exceptions, the scope of these exceptions currently is somewhat uncertain, pending further definition through rulemaking.
Among the other provisions of the Dodd-Frank Act that may affect derivative transactions are those relating to establishment of capital and margin requirements for certain derivative participants; establishment of business conduct standards, recordkeeping and reporting requirements; and imposition of position limits.
Although the Dodd-Frank Act imposes significant new regulatory requirements with respect to derivatives, the impact of the requirements will not be known definitively until final regulations have been adopted by the CFTC and the SEC. The new legislation and regulations promulgated thereunder could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of counterparties available to us.
Employees
As of September 24, 2011, we had 2,385 full time employees, of whom 477 were engaged in general and administrative activities (including fleet maintenance), 37 were engaged in transportation and product supply activities and 1,871 were customer service center employees. As of September 24, 2011, 44 of our employees were represented by 5 different local chapters of labor unions. We believe that our relations with both our union and non-union employees are satisfactory. From time to time, we hire temporary workers to meet peak seasonal demands.

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
Weather conditions have a significant impact on the demand for propane, fuel oil and other refined fuels and natural gas for both heating and agricultural purposes. Many of our customers rely on propane, fuel oil or natural gas primarily as a heating source. The volume of propane, fuel oil and natural gas sold is at its highest during the six-month peak heating season of October through March and is directly affected by the severity of the winter. Typically, we sell approximately two-thirds of our retail propane volume and approximately three-fourths of our retail fuel oil volume during the peak heating season.

Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. For example, average temperatures in our service territories were 1%, 5% and 1% warmer than normal for fiscal 2011, fiscal 2010 and fiscal 2009, respectively, as measured by the number of heating degree days reported by the National Oceanic and Atmospheric Administration. Furthermore, variations in weather in one or more regions in which we operate can significantly affect the total volume of propane, fuel oil and other refined fuels and natural gas we sell and, consequently, our results of operations. Variations in the weather in the northeast, where we have a greater concentration of propane accounts and substantially all of our fuel oil and natural gas operations, generally have a greater impact on our operations than variations in the weather in other markets. We can give no assurance that the weather conditions in any quarter or year will not have a material adverse effect on our operations, or that our available cash will be sufficient to pay principal and interest on our indebtedness and distributions to Unitholders.
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
Prices for propane, fuel oil and other refined fuels and natural gas are subject to fluctuations in response to changes in wholesale prices and other market conditions beyond our control. Therefore, our average retail sales prices can vary significantly within a heating season or from year to year as wholesale prices fluctuate with propane, fuel oil and natural gas commodity market conditions. During periods of high propane, fuel oil and other refined fuels and natural gas product costs our selling prices generally increase. High prices can lead to customer conservation, resulting in reduced demand for our product.
Because of the highly competitive nature of the retail propane and fuel oil businesses, we may not be able to retain existing customers or acquire new customers, which could have an adverse impact on our operating results and financial condition.
The retail propane and fuel oil industries are mature and highly competitive. We expect overall demand for propane and fuel oil to be relatively flat to moderately declining over the next several years. Year-to-year industry volumes of propane and fuel oil are expected to be primarily affected by weather patterns and from competition intensifying during warmer than normal winters, as well as from the impact of a sustained higher commodity price environment on customer conservation and the impact of continued weakness in the economy on customer buying habits.

Propane and fuel oil compete with electricity, natural gas and other existing and future sources of energy, some of which are, or may in the future be, less costly for equivalent energy value. For example, natural gas is a significantly less expensive source of energy than propane and fuel oil on an equivalent BTU basis. As a result, except for some industrial and commercial applications, propane and fuel oil are generally not economically competitive with natural gas in areas where natural gas pipelines already exist. The gradual expansion of the nation’s natural gas distribution systems has made natural gas available in many areas that previously depended upon propane or fuel oil. We expect this trend to continue. Propane and fuel oil compete to a lesser extent with each other due to the cost of converting from one to the other.
In addition to competing with other sources of energy, our propane and fuel oil businesses compete with other distributors of those respective products principally on the basis of price, service and availability. Competition in the retail propane business is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Our fuel oil business competes with fuel oil distributors offering a broad range of services and prices, from full service distributors to those offering delivery only. In addition, our existing fuel oil customers, unlike our existing propane customers, generally own their own tanks, which can result in intensified competition for these customers.
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
The national trend toward increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, has adversely affected the demand for propane and fuel oil by our retail customers which, in turn, has resulted in lower sales volumes to our customers. In addition, continued weakness in the economy may lead to additional conservation by retail customers seeking to further reduce their heating costs, particularly during periods of sustained higher commodity prices. Future technological advances in heating, conservation and energy generation and continued economic weakness may adversely affect our volumes sold, which, in turn, may adversely affect our financial condition and results of operations.
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
The risk of terrorism, political unrest and the current hostilities in the Middle East or other energy producing regions may adversely affect the economy and the price and availability of propane, fuel oil and other refined fuels and natural gas.
Terrorist attacks, political unrest and the current hostilities in the Middle East or other energy producing regions may adversely impact the price and availability of propane, fuel oil and other refined fuels and natural gas, as well as our results of operations, our ability to raise capital and our future growth. The impact that the foregoing may have on our industry in general, and on us in particular, is not known at this time. An act of terror could result in disruptions of crude oil or natural gas supplies and markets (the sources of propane and fuel oil), and our infrastructure facilities could be direct or indirect targets. Terrorist activity may also hinder our ability to transport propane, fuel oil and other refined fuels if our means of supply transportation, such as rail or pipeline, become damaged as a result of an attack. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism could also affect our ability to raise capital. Terrorist activity, political unrest and hostilities in the Middle East or other energy producing regions could likely lead to increased volatility in prices for propane, fuel oil and other refined fuels and natural gas. We have opted to purchase insurance coverage for terrorist acts within our property and casualty insurance programs, but we can give no assurance that our insurance coverage will be adequate to fully compensate us for any losses to our business or property resulting from terrorist acts.
Our financial condition and results of operations may be adversely affected by governmental regulation and associated environmental and health and safety costs.
Our business is subject to a wide and ever increasing range of federal, state and local laws and regulations related to environmental and health and safety matters including those concerning, among other things, the investigation and remediation of contaminated soil and groundwater and transportation of hazardous materials. These requirements are complex, changing and tend to become more stringent over time. In addition, we are required to maintain various permits that are necessary to operate our facilities, some of which are material to our operations. There can be no assurance that we have been, or will be, at all times in complete compliance with all legal, regulatory and permitting requirements or that we will not incur significant costs in the future relating to such requirements. Violations could result in penalties, or the curtailment or cessation of operations.
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
The retail propane and fuel oil industries are mature. We expect overall demand for propane and fuel oil to be relatively flat to moderately declining over the next several years. With respect to our retail propane business, it may be difficult for us to increase our aggregate number of retail propane customers except through acquisitions. As a result, we expect the success of our financial performance to depend, in part, upon our ability to acquire other retail propane and fuel oil distributors or other energy-related businesses and to successfully integrate them into our existing operations and to make cost saving changes. The competition for acquisitions is intense and we can make no assurance that we will be able to acquire other propane and fuel oil distributors or other energy-related businesses on economically acceptable terms or, if we do, to integrate the acquired operations effectively.
The adoption of climate change legislation could result in increased operating costs and reduced demand for the products and services we provide.
In December 2009, the EPA issued an “Endangerment Finding” under the Clean Air Act, determining that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases may be contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs and require reporting by certain regulated facilities on an annual basis.
Both Houses of the United States Congress also have considered adopting legislation to reduce emissions of GHGs. In June 2009, the American Clean Energy and Security Act of 2009, also known as the Waxman-Markey Bill, passed in the U.S. House of Representatives, but the U.S. Senate’s version, The Clean Energy Jobs and American Power Act, or the Boxer-Kerry Bill, did not pass. Both bills sought to establish a “cap and trade” system for restricting GHG emissions. Under such system, certain sources of GHG emissions would be required to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. The number of emission allowances issued each year would decline as necessary to meet overall emission reduction goals. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly.
The adoption of federal or state climate change legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased capital and operating costs, with resulting impact on product price and demand. We cannot predict whether or in what form cap-and-trade provisions and renewable energy standards may be enacted. In addition, a possible consequence of climate change is increased volatility in seasonal temperatures. It is difficult to predict how the market for our fuels would be affected by increased temperature volatility, although if there is an overall trend of warmer temperatures, it could adversely affect our business.
The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.
On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities.
The Dodd-Frank Act requires the CFTC and the SEC to promulgate rules and regulations relating to, among other things, swaps, participants in the derivatives markets, clearing of swaps and reporting of swap transactions. In general, the Dodd-Frank Act subjects swap transactions and participants to greater regulation and supervision by the CFTC and the SEC and will require many swaps to be cleared through a CFTC- or SEC-registered clearing facility and executed on a designated exchange or swap execution facility. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk. While we may ultimately be eligible for such exceptions, the scope of these exceptions currently is somewhat uncertain, pending further definition through rulemaking.

Among the other provisions of the Dodd-Frank Act that may affect derivative transactions are those relating to establishment of capital and margin requirements for certain derivative participants; establishment of business conduct standards, recordkeeping and reporting requirements; and imposition of position limits.
Although the Dodd-Frank Act imposes significant new regulatory requirements with respect to derivatives, the impact of the requirements will not be known definitively until new regulations have been adopted by the CFTC and the SEC. The new legislation and regulations promulgated thereunder could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of counterparties available to us.
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
As of September 24, 2011, we had total outstanding borrowings of $350.0 million, consisting of $250.0 million of senior notes issued by the Partnership and our 100%-owned subsidiary, Suburban Energy Finance Corporation, and $100.0 million of borrowings outstanding under the Operating Partnership’s revolving credit facility. The payment of principal and interest on our debt will reduce the cash available to make distributions on our Common Units. In addition, we will not be able to make any distributions to our Unitholders if there is, or after giving effect to such distribution, there would be, an event of default under the indenture governing the senior notes. The amount of distributions that the Partnership may make to its Unitholders is limited by the senior notes, and the amount of distributions that the Operating Partnership may make to the Partnership is limited by the revolving credit facility.

The revolving credit facility and the senior notes both contain various restrictive and affirmative covenants applicable to us and the Operating Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The revolving credit facility contains certain financial covenants: (a) requiring our consolidated interest coverage ratio, as defined, to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting our total consolidated leverage ratio, as defined, from being greater than 4.5 to 1.0 as of the end of any fiscal quarter; and (c) prohibiting the senior secured consolidated leverage ratio, as defined, of the Operating Partnership from being greater than 3.0 to 1.0 as of the end of any fiscal quarter. Under the senior note indenture, we are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and our consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We and the Operating Partnership were in compliance with all covenants and terms of the senior notes and the revolving credit facility as of September 24, 2011.
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
The anticipated after-tax economic benefit of an investment in our Common Units depends largely on our being treated as a partnership for federal income tax purposes. We believe that, under current law, we will be classified as a partnership for federal income tax purposes. One of the requirements for such classification is that at least 90% of our gross income for each taxable year has been and will be “qualifying income” within the meaning of Section 7704 of the Internal Revenue Code. Whether we will continue to be classified as a partnership in part depends on our ability to meet this qualifying income test in the future. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter affecting us. The IRS may adopt positions that differ from the positions we take. In addition, current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level federal income taxation. Members of Congress have proposed substantive changes to the current federal income tax laws that would affect certain publicly traded partnerships and legislation that would eliminate partnership tax treatment for certain publicly traded partnerships. Although no legislation is currently pending that would affect our tax treatment as a partnership, we are unable to predict whether any such changes or other proposals will ultimately be enacted. Any modification to the U.S. tax laws and interpretations thereof may or may not be applied retroactively. If we were treated as a corporation for federal income tax purposes, we would be required to pay tax on our income at corporate tax rates (currently a maximum of U.S. federal rate of 35%) and likely would be required to pay state income tax at varying rates. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our Unitholders would be substantially reduced. Therefore, our treatment as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our Unitholders, likely causing a substantial reduction in the value of our Common Units. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Any such changes could negatively impact our ability to make distributions and also impact the value of an investment in our Common Units.
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
We prorate our items of income, gain, loss and deduction between transferors and transferees of our Common Units each month based upon the ownership of our Common Units on the first day of each month, instead of on the basis of the date a particular Common Unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our Unitholders.
We prorate our items of income, gain, loss and deduction between transferors and transferees of our Common Units each month based upon the ownership of our Common Units on the first day of each month, instead of on the basis of the date a particular Common Unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. If the IRS were to challenge this method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our Unitholders.

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
As of September 24 2011, we owned approximately 66% of our customer service center and satellite locations and leased the balance of our retail locations from third parties. We own and operate a 22 million gallon refrigerated, aboveground propane storage facility in Elk Grove, California. Additionally, we own our principal executive offices located in Whippany, New Jersey.
The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 24 2011, we had a fleet of 6 transport truck tractors, of which we owned two, and 23 railroad tank cars, of which we owned none. In addition, as of September 24, 2011 we had 668 bobtail and rack trucks, of which we owned 33%, 88 fuel oil tankwagons, of which we owned 25%, and 866 other delivery and service vehicles, of which we owned 41%. We lease the vehicles we do not own. As of September 24, 2011, we also owned 655,003 customer propane storage tanks with typical capacities of 100 to 500 gallons, 139,813 customer propane storage tanks with typical capacities of over 500 gallons and 217,842 portable propane cylinders with typical capacities of five to ten gallons.

ITEM 3.	LEGAL PROCEEDINGS
Litigation
Our operations are subject to all operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. We have been, and will continue to be, a defendant in various legal proceedings and litigation arising in the ordinary course of business, both as a result of these operating hazards and risks, and as a result of other aspects of our business. In this regard, we currently are a defendant in putative suits in several states. The complaints allege a number of claims, including as to our pricing, fee disclosure and tank ownership, under various consumer statutes, the Uniform Commercial Code, common law and antitrust law. Based on the nature of the allegations under these suits, we believe that the suits are without merit and we are contesting each of these suits vigorously. We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. We believe that the self-insured retentions and coverage we maintain are reasonable and prudent. Although any litigation is inherently uncertain, based on past experience, the information currently available to us, and the amount of our self-insurance reserves for known and unasserted self-insurance claims (which was approximately $52.8 million at September 24, 2011), we do not believe that these pending or threatened litigation matters, or known claims or known contingent claims, will have a material adverse effect on our future results of operations, financial condition or cash flow, after considering our self-insurance reserves for known and unasserted claims, as well as existing insurance policies in force. For the portion of our estimated self-insurance liability that exceeds our deductibles, we record a corresponding asset related to the amount of the liability covered by insurance (which was approximately $17.5 million at September 24, 2011). With respect to the pending putative suits, other than for legal defense fees and expenses, based on the merits of the allegations, a liability for a loss contingency is not required at this time.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF UNITS
(a) Our Common Units, representing limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange (“NYSE”) under the symbol SPH. As of November 21, 2011, there were 700 Unitholders of record (based on the number of record holders and nominees for those Common Units held in street name). The following table presents, for the periods indicated, the high and low sales prices per Common Unit, as reported on the NYSE, and the amount of quarterly cash distributions declared and paid per Common Unit in respect of each quarter.

			Cash Distribution
	Common Unit Price Range		Declared per
	High	Low	Common Unit
Fiscal 2011
First Quarter	$57.24	$51.50	$0.8525
Second Quarter	58.99	49.30	0.8525
Third Quarter	57.89	49.90	0.8525
Fourth Quarter	53.23	40.25	0.8525

Fiscal 2010
First Quarter	$47.12	$41.10	$0.8350
Second Quarter	50.00	42.53	0.8400
Third Quarter	49.46	39.16	0.8450
Fourth Quarter	55.01	45.85	0.8500
We make quarterly distributions to our partners in an aggregate amount equal to our Available Cash (as defined in our Partnership Agreement) with respect to such quarter. Available Cash generally means all cash on hand at the end of the fiscal quarter plus all additional cash on hand as a result of borrowings subsequent to the end of such quarter less cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements.
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

	Year Ended
	September	September	September	September	September
	24, 2011	25, 2010	26, 2009	27, 2008	29, 2007
Statement of Operations Data
Revenues	$1,190,552	$1,136,694	$1,143,154	$1,574,163	$1,439,563
Costs and expenses	1,045,324	980,508	932,539	1,424,035	1,270,213
Severance charges (a)	2,000	—	—	—	1,485
Pension settlement charge (b)	—	2,818	—	—	3,269
Operating income	143,228	153,368	210,615	150,128	164,596
Interest expense, net	27,378	27,397	38,267	37,052	35,596
Loss on debt extinguishment (c)	—	9,473	4,624	—	—
Provision for income taxes	884	1,182	2,486	1,903	5,653
Income from continuing operations	114,966	115,316	165,238	111,173	123,347
Discontinued operations:
Gain on disposal of discontinued operations (d)	—	—	—	43,707	1,887
Income from discontinued operations	—	—	—	—	2,053
Net income	114,966	115,316	165,238	154,880	127,287
Income from continuing operations per Common Unit — basic	3.24	3.26	4.99	3.39	3.79
Net income per Common Unit — basic (e)	3.24	3.26	4.99	4.72	3.91
Net income per Common Unit — diluted (e)	3.22	3.24	4.96	4.70	3.89
Cash distributions declared per unit	$3.41	$3.35	$3.26	$3.09	$2.76

Balance Sheet Data (f)
Cash and cash equivalents	$149,553	$156,908	$163,173	$137,698	$96,586
Current assets	297,822	296,427	307,556	359,551	295,940
Total assets	956,459	970,914	978,168	1,036,367	988,947
Current liabilities, excluding short-term borrowings and current portion of long-term borrowings	151,514	164,514	181,930	226,780	206,633
Total debt	348,169	347,953	349,415	531,772	548,538
Total liabilities	598,241	608,258	620,632	818,472	822,670
Partners’ capital — Common Unitholders	$418,134	$419,882	$418,824	$262,050	$208,230

Statement of Cash Flows Data
Cash provided by (used in)
Operating activities	$132,786	$155,797	$246,551	$120,517	$145,957
Investing activities	(19,505)	(30,111)	(16,852)	36,630	(19,689)
Financing activities	$(120,636)	$(131,951)	$(204,224)	$(116,035)	$(90,253)

Other Data
Depreciation and amortization — continuing operations	$35,628	$30,834	$30,343	$28,394	$28,790
Depreciation and amortization — discontinued operations	—	—	—	—	452
EBITDA (g)	178,856	174,729	236,334	222,229	197,778
Adjusted EBITDA (g)	179,425	192,420	239,245	220,465	210,087
Capital expenditures — maintenance and growth (h)	$22,284	$19,131	$21,837	$21,819	$26,756
Retail gallons sold
Propane	298,902	317,906	343,894	386,222	432,526
Fuel oil and refined fuels	37,241	43,196	57,381	76,515	104,506

(a)
During fiscal 2011, we recorded severance charges of $2.0 million related to the realignment of our regional operating footprint in response to the persistent and foreseeable challenges affecting the industry as a whole. During fiscal 2007, we incurred $1.5 million in charges associated with severance for positions eliminated unrelated to any specific plan of restructuring.

(b)
We incurred non-cash pension settlement charges of $2.8 million and $3.3 million during fiscal 2010 and 2007, respectively, to accelerate the recognition of actuarial losses in our defined benefit pension plan as a result of the level of lump sum retirement benefit payments made.

(c)
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

(d)
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

(e)
Computations of basic earnings per Common Unit were performed by dividing net income by the weighted average number of outstanding Common Units, and restricted units granted under our restricted unit plans to retirement-eligible grantees. Computations of diluted earnings per Common Unit were performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under our restricted unit plans.

(f)
Other assets and other liabilities on the consolidated balance sheet were increased $654 and $2,835, respectively, with a corresponding decrease of $2,181 to common unitholders as of September 27, 2008 to record an asset and a liability that were not captured in prior years.

(g)
EBITDA represents net income before deducting interest expense, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA excluding the unrealized net gain or loss from mark-to-market activity for derivative instruments, loss on debt extinguishment, pension settlement charge and severance charges. Our management uses EBITDA and Adjusted EBITDA as measures of liquidity and we are including them because we believe that they provide our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. In addition, certain of our incentive compensation plans covering executives and other employees utilize Adjusted EBITDA as the performance target. Moreover, our revolving credit agreement requires us to use Adjusted EBITDA in calculating our leverage and interest coverage ratios. EBITDA and Adjusted EBITDA are not recognized terms under accounting principles generally accepted in the United States of America (“US GAAP”) and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with US GAAP. Because EBITDA and Adjusted EBITDA as determined by us excludes some, but not all, items that affect net income, they may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other companies.

The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of EBITDA and Adjusted EBITDA, as so calculated, to our net cash provided by operating activities (amounts in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2011	2010	2009	2008	2007
Net income	$114,966	$115,316	$165,238	$154,880	$127,287
Add:
Provision for income taxes	884	1,182	2,486	1,903	5,653
Interest expense, net	27,378	27,397	38,267	37,052	35,596
Depreciation and amortization
Continuing operations	35,628	30,834	30,343	28,394	28,790
Discontinued operations	—	—	—	—	452

EBITDA	178,856	174,729	236,334	222,229	197,778
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(1,431)	5,400	(1,713)	(1,764)	7,555
Severance charges	2,000	—	—	—	1,485
Loss on debt extinguishment	—	9,473	4,624	—	—
Pension settlement charge	—	2,818	—	—	3,269

Adjusted EBITDA	179,425	192,420	239,245	220,465	210,087
Add (subtract):
Provision for income taxes — current	(884)	(1,182)	(1,101)	(626)	(1,853)
Interest expense, net	(27,378)	(27,397)	(38,267)	(37,052)	(35,596)
Unrealized (non-cash) gains (losses) on changes in fair value of derivatives	1,431	(5,400)	1,713	1,764	(7,555)
Severance charges	(2,000)	—	—	—	(1,485)
Compensation cost recognized under Restricted Unit Plan	3,922	4,005	2,396	2,156	3,014
(Gain) loss on disposal of property, plant and equipment, net	(2,772)	38	(650)	(2,252)	(2,782)
Gain on disposal of discontinued operations	—	—	—	(43,707)	(1,887)
Changes in working capital and other assets and liabilities	(18,958)	(6,687)	43,215	(20,231)	(15,986)

Net cash provided by operating activities	$132,786	$155,797	$246,551	$120,517	$145,957

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
Product cost changes can occur rapidly over a short period of time and can impact profitability. There is no assurance that we will be able to pass on product cost increases fully or immediately, particularly when product costs increase rapidly. Therefore, average retail sales prices can vary significantly from year to year as product costs fluctuate with propane, fuel oil, crude oil and natural gas commodity market conditions. In addition, periods of sustained higher commodity prices can lead to customer conservation, resulting in reduced demand for our product.
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
Hedging and Risk Management Activities
We engage in hedging and risk management activities to reduce the effect of price volatility on our product costs and to ensure the availability of product during periods of short supply. We enter into propane forward and option agreements with third parties, and use futures and option contracts traded on the New York Mercantile Exchange (“NYMEX”) to purchase and sell propane, fuel oil and crude oil at fixed prices in the future. The majority of the futures, forward and option agreements are used to hedge price risk associated with propane and fuel oil physical inventory, as well as, in certain instances, forecasted purchases of propane or fuel oil. Forward contracts are generally settled physically at the expiration of the contract whereas futures and option contracts are generally settled in cash at the expiration of the contract. Although we use derivative instruments to reduce the effect of price volatility associated with priced physical inventory and forecasted transactions, we do not use derivative instruments for speculative trading purposes. Risk management activities are monitored by an internal Commodity Risk Management Committee, made up of five members of management and reporting to our Audit Committee, through enforcement of our Hedging and Risk Management Policy.
Critical Accounting Policies and Estimates
Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included within the Notes to Consolidated Financial Statements section elsewhere in this Annual Report.
Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring management to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We are also subject to risks and uncertainties that may cause actual results to differ from estimated results. Estimates are used when accounting for depreciation and amortization of long-lived assets, employee benefit plans, self-insurance and litigation reserves, environmental reserves, allowances for doubtful accounts, asset valuation assessments and valuation of derivative instruments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known to us. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Supervisors. We believe that the following are our critical accounting estimates:
Allowances for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate our allowances for doubtful accounts using a specific reserve for known or anticipated uncollectible accounts, as well as an estimated reserve for potential future uncollectible accounts taking into consideration our historical write-offs. If the financial condition of one or more of our customers were to deteriorate resulting in an impairment in their ability to make payments, additional allowances could be required. As a result of our large customer base, which is comprised of approximately 750,000 customers, no individual customer account is material. Therefore, while some variation to actual results occurs, historically such variability has not been material. Schedule II, Valuation and Qualifying Accounts, provides a summary of the changes in our allowances for doubtful accounts during the period.

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
Loss Contingencies. In the normal course of business, we are involved in various claims and legal proceedings. We record a liability for such matters when it is probable that a loss has been incurred and the amounts can be reasonably estimated. The liability includes probable and estimable legal costs to the point in the legal matter where we believe a conclusion to the matter will be reached. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued.
Results of Operations and Financial Condition
Net income for fiscal 2011 amounted to $115.0 million, or $3.24 per Common Unit, compared to $115.3 million, or $3.26 per Common Unit, in fiscal 2010. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal 2011 amounted to $178.9 million, compared to $174.7 million for fiscal 2010.
Net income and EBITDA for fiscal 2011 included a $2.0 million charge for severance costs associated with the realignment of the Partnership’s field operations, as well as a non-cash charge of $2.9 million to accelerate depreciation expense on assets taken out of service. By comparison, net income and EBITDA for fiscal 2010 included: (i) a loss on debt extinguishment of $9.5 million associated with a refinancing of the Partnership’s senior notes; (ii) a non-cash pension settlement charge of $2.8 million; and (iii) a non-cash charge of $1.8 million to accelerate depreciation expense on assets taken out of service. Adjusted EBITDA (as defined and reconciled below) amounted to $179.4 million in fiscal 2011, compared to $192.4 million in fiscal 2010.
Retail propane gallons sold for fiscal 2011 decreased 19.0 million gallons, or 6.0%, to 298.9 million gallons from 317.9 million gallons in fiscal 2010. Sales of fuel oil and other refined fuels for fiscal 2011 decreased 6.0 million gallons, or 13.9%, to 37.2 million gallons compared to 43.2 million gallons in the prior year. Sales volumes in both segments continued to be negatively affected by weakness in the economy, coupled with customer conservation attributable to the high commodity price environment relative to historical levels. Average posted prices for propane and fuel oil were 26.7% and 36.6% higher, respectively, compared to fiscal 2010, as commodity prices continued to rise throughout much of fiscal 2011. From a weather perspective, average temperatures for fiscal 2011 were 1% warmer than normal, compared to 5% warmer than normal in the prior year.

Revenues for fiscal year 2011 of $1,190.6 million increased $53.9 million, or 4.7%, compared to the prior year, primarily due to higher average selling prices attributable to higher base commodity prices, offset to an extent by lower volumes sold. Cost of products sold for fiscal 2011 of $678.7 million increased $80.2 million, or 13.4%, compared to $598.5 million in the prior year as a result of higher wholesale product costs. Cost of products sold in fiscal 2011 included a $1.4 million unrealized (non-cash) gain attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $5.4 million unrealized (non-cash) loss in the prior year; these unrealized gains and losses are excluded from Adjusted EBITDA for both periods.
Combined operating and general and administrative expenses of $331.0 million for fiscal year 2011 were $20.2 million, or 5.8%, lower than the prior year, primarily due to lower variable compensation attributed to lower earnings and continued savings in payroll and benefit related expenses, offset to an extent by higher fuel costs to operate our fleet. Depreciation and amortization expense of $35.6 million increased $4.8 million, or 15.6%, primarily due to the impact of prior year acquisitions, as well as from the increase in accelerated depreciation for assets taken out of service referenced above.
Net interest expense of $27.4 million for fiscal 2011 was flat with the prior year. For the fifth consecutive year, the Partnership funded all working capital requirements with cash on hand without the need to borrow under its working capital facility and ended the year with $149.6 million of cash.
As we look ahead to fiscal 2012, our anticipated cash requirements include: (i) maintenance and growth capital expenditures of approximately $22.0 million; (ii) approximately $26.2 million of interest and income tax payments; and (iii) assuming distributions remain at the current annualized level of $3.41 per Common Unit, approximately $121.2 million of distributions to Unitholders. Based on our current cash position, availability under the Revolving Credit Agreement (unused borrowing capacity of $95.1 million at September 24, 2011) and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations. Based on our current forecast of working capital requirements for fiscal 2012, we currently do not expect to borrow under our credit facility to fund those requirements.
Fiscal Year 2011 Compared to Fiscal Year 2010
Revenues

				Percent
	Fiscal	Fiscal	Increase/	Increase/
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Revenues
Propane	$929,492	$885,459	$44,033	5.0%
Fuel oil and refined fuels	139,572	135,059	4,513	3.3%
Natural gas and electricity	84,721	77,587	7,134	9.2%
All other	36,767	38,589	(1,822)	(4.7%)

Total revenues	$1,190,552	$1,136,694	$53,858	4.7%

Total revenues increased $53.9 million, or 4.7%, to $1,190.6 million in fiscal 2011 compared to $1,136.7 million for fiscal 2010, due to higher average selling prices associated with higher product costs, partially offset by lower volumes sold. From a weather perspective, average temperatures as measured in heating degree days, as reported by the National Oceanic and Atmospheric Administration (“NOAA”), in our service territories during fiscal 2011 were 1% warmer than normal and 4% colder than the prior year.

Revenues from the distribution of propane and related activities of $929.5 million for fiscal 2011 increased $44.0 million, or 5.0%, compared to $885.5 million for fiscal 2010, primarily as a result of higher average selling prices associated with higher product costs, partially offset by lower volumes sold. Average propane selling prices in fiscal 2011 increased 8.9% compared to the prior year due to higher product costs, thereby having a positive impact on revenues. This increase was partially offset by lower retail propane gallons sold in fiscal 2011 which decreased 19.0 million gallons, or 6.0%, to 298.9 million gallons from 317.9 million gallons in the prior year. The volume decline was primarily due to customer conservation efforts attributable to the high commodity price environment and ongoing sluggish economic conditions. Additionally, included within the propane segment are revenues from other propane activities of $76.4 million in fiscal 2011, which increased $23.8 million compared to the prior year as a result of the settlement of certain contracts used for risk management purposes (see similar increase in cost of products sold).
Revenues from the distribution of fuel oil and refined fuels of $139.6 million for fiscal 2011 increased $4.5 million, or 3.3%, from $135.1 million in the prior year primarily as a result of higher average selling prices associated with higher product costs, partially offset by lower volumes sold. Average selling prices in our fuel oil and refined fuels segment in fiscal 2011 increased 20.1% compared to the prior year due to higher product costs, thereby having a positive impact on revenues. Fuel oil and refined fuels gallons sold in fiscal 2011 decreased 6.0 million gallons, or 13.8%, to 37.2 million gallons from 43.2 million gallons in the prior year. Lower volumes sold in our fuel oil and refined fuels segment were primarily attributable to our gasoline and diesel businesses and, to a lesser extent, our heating oil business.
Revenues in our natural gas and electricity segment increased $7.1 million, or 9.2%, to $84.7 million in fiscal 2011 compared to $77.6 million in the prior year as a result of higher natural gas and, to a lesser extent, electricity volumes sold, coupled with higher average selling prices associated with higher product costs.
Cost of Products Sold

				Percent
	Fiscal	Fiscal	Increase/	Increase/
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Cost of products sold
Propane	$506,481	$436,825	$69,656	15.9%
Fuel oil and refined fuels	100,908	92,037	8,871	9.6%
Natural gas and electricity	61,495	57,892	3,603	6.2%
All other	9,835	11,697	(1,862)	(15.9%)

Total cost of products sold	$678,719	$598,451	$80,268	13.4%

As a percent of total revenues	57.0%	52.6%
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

Cost of products sold increased $80.3 million, or 13.4%, to $678.7 million in fiscal 2011 compared to $598.4 million in the prior year due to higher average product costs resulting from the increase in commodity prices, partially offset by lower volumes sold. Average posted prices for propane and fuel oil in fiscal 2011 were 26.7% and 36.6% higher, respectively, compared to the prior year. Cost of products sold in fiscal 2011 included a $1.4 million unrealized (non-cash) gain representing the net change in the fair value of derivative instruments during the period, compared to a $5.4 million unrealized (non-cash) loss in the prior year resulting in a decrease of $6.8 million in cost of products sold in fiscal 2011 compared to the prior year ($0.3 million decrease reported within the propane segment and $6.5 million decrease reported within the fuel oil and refined fuels segment).
Cost of products sold associated with the distribution of propane and related activities of $506.5 million for fiscal 2011 increased $69.7 million, or 15.9%, compared to the prior year. Higher average propane product costs resulted in an increase of $70.9 million in cost of products sold during fiscal 2011 compared to the prior year. The impact of the increase in average propane product costs was partially offset by lower propane volumes sold, which resulted in a $25.5 million decrease in cost of products sold during fiscal 2011 compared to the prior year. Cost of products sold from other propane activities increased $24.6 in fiscal 2011 compared to the prior year.
Cost of products sold associated with our fuel oil and refined fuels segment of $100.9 million for fiscal 2011 increased $8.9 million, or 9.6%, compared to the prior year. Higher average fuel oil and refined fuel product costs resulted in an increase of $27.3 million in cost of products sold during fiscal 2011 compared to the prior year. The impact of the increase in product costs was partially offset by lower fuel oil and refined fuels volumes sold, which resulted in an $11.9 million decrease in cost of products sold in fiscal 2011 compared to the prior year.
Cost of products sold in our natural gas and electricity segment of $61.5 million for fiscal 2011 increased $3.6 million, or 6.2%, compared to the prior year primarily due to higher natural gas and, to a lesser extent, electricity volumes sold, coupled with an increase in average product costs.
Cost of products sold as a percent of total revenues for fiscal 2011 increased 4.4 percentage points to 57.0% from 52.6% in the prior year. The increase in cost of products sold as a percentage of revenues was primarily attributable to wholesale product costs rising at a faster rate than average selling prices in fiscal 2011 compared to the prior year.
Operating Expenses

	Fiscal	Fiscal		Percent
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Operating expenses	$279,329	$289,567	$(10,238)	(3.5%)
As a percent of total revenues	23.5%	25.5%
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
Operating expenses of $279.3 million for fiscal 2011 decreased $10.2 million, or 3.5%, compared to $289.6 million in the prior year as a result of lower variable compensation associated with lower earnings, lower payroll and benefit related expenses resulting from operating efficiencies, and lower insurance costs. These savings were partially offset by an increase in fuel costs to operate our fleet.

General and Administrative Expenses

	Fiscal	Fiscal		Percent
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
General and administrative expenses	$51,648	$61,656	$(10,008)	(16.2%)
As a percent of total revenues	4.3%	5.4%
All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.
General and administrative expenses of $51.6 million for fiscal 2011 decreased $10.0 million, or 16.2%, compared to $61.6 million in the prior year primarily as a result of lower variable compensation associated with lower earnings and the impact of a $2.5 million gain on sale of assets during the second quarter of fiscal 2011, partially offset by an increase in litigation costs for uninsured legal matters.
Depreciation and Amortization

	Fiscal	Fiscal		Percent
(Dollars in thousands)	2011	2010	Increase	Increase
Depreciation and amortization	$35,628	$30,834	$4,794	15.5%
As a percent of total revenues	3.0%	2.7%
Depreciation and amortization expense of $35.6 million in fiscal 2011 increased $4.8 million, or 15.5%, compared to $30.8 million in the prior year primarily as a result of tangible and intangible long-lived assets acquired in business combinations in fiscal 2011 and 2010, coupled with accelerated depreciation expense of $2.9 million and $1.8 million in fiscal 2011 and fiscal 2010, respectively, for assets taken out of service.
Interest Expense, net

	Fiscal	Fiscal		Percent
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Interest expense, net	$27,378	$27,397	$(19)	(0.1%)
As a percent of total revenues	2.3%	2.4%
Net interest expense of $27.4 million in fiscal 2011 was flat compared to the prior year. See Liquidity and Capital Resources below for additional discussion on long-term borrowings.

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
Net Income and Adjusted EBITDA
We reported net income of $115.0 million, or $3.24 per Common Unit in fiscal 2011 compared to net income of $115.3 million, or $3.26 per Common Unit in the prior year. Adjusted EBITDA amounted to $179.4 million in fiscal 2011, compared to $192.4 million in fiscal 2010.
Net income and EBITDA for fiscal 2011 were negatively impacted by a $2.0 million charge for severance costs associated with a realignment of our field operations, as well as a non-cash charge of $2.9 to accelerate depreciation expense on assets taken out of service. By comparison, net income and EBITDA for fiscal 2010 were negatively impacted by certain items, including: (i) a loss on debt extinguishment of $9.5 million associated with the refinancing of senior notes; (ii) a non-cash pension settlement charge of $2.8 million; and (iii) a non-cash charge of $1.8 million to accelerate depreciation expense on assets taken out of service.
Adjusted EBITDA represents EBITDA excluding the unrealized net gain or loss from mark-to-market activity for derivative instruments, loss on debt extinguishment, pension settlement charge and severance charges. Our management uses EBITDA and Adjusted EBITDA as measures of liquidity and we are including them because we believe that they provide our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. In addition, certain of our incentive compensation plans covering executives and other employees utilize Adjusted EBITDA as the performance target. Moreover, our revolving credit agreement requires us to use Adjusted EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA and Adjusted EBITDA are not recognized terms under US GAAP and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with US GAAP. Because EBITDA and Adjusted EBITDA as determined by us excludes some, but not all, items that affect net income, they may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other companies.

The following table sets forth (i) our calculations of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities:

	Year Ended
	September 24,	September 25,
(Dollars in thousands)	2011	2010

Net income	$114,966	$115,316
Add:
Provision for income taxes	884	1,182
Interest expense, net	27,378	27,397
Depreciation and amortization	35,628	30,834

EBITDA	178,856	174,729
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(1,431)	5,400
Severance charges	2,000	—
Loss on debt extinguishment	—	9,473
Pension settlement charge	—	2,818

Adjusted EBITDA	179,425	192,420
Add (subtract):
Provision for income taxes — current	(884)	(1,182)
Interest expense, net	(27,378)	(27,397)
Unrealized (non-cash) gains (losses) on changes in fair value of derivatives	1,431	(5,400)
Severance charges	(2,000)	—
Compensation cost recognized under Restricted Unit Plans	3,922	4,005
(Gain) loss on disposal of property, plant and equipment, net	(2,772)	38
Changes in working capital and other assets and liabilities	(18,958)	(6,687)

Net cash provided by operating activities	$132,786	$155,797

Fiscal Year 2010 Compared to Fiscal Year 2009
Revenues

				Percent
	Fiscal	Fiscal	Increase/	Increase/
(Dollars in thousands)	2010	2009	(Decrease)	(Decrease)
Revenues
Propane	$885,459	$864,012	$21,447	2.5%
Fuel oil and refined fuels	135,059	159,596	(24,537)	(15.4)%
Natural gas and electricity	77,587	76,832	755	1.0%
All other	38,589	42,714	(4,125)	(9.7)%

Total revenues	$1,136,694	$1,143,154	$(6,460)	(0.6)%

Total revenues decreased $6.5 million, or 0.6%, to $1,136.7 million for the year ended September 25, 2010 compared to $1,143.2 million for the year ended September 26, 2009, due to lower volumes, partially offset by higher average selling prices associated with higher product costs. Volumes for the fiscal 2010 were lower than the prior year due to the negative impact of adverse economic conditions, particularly on our commercial and industrial accounts, as well as the unfavorable impact of warmer average temperatures, particularly in our northeastern and western service territories, and ongoing residential customer conservation. From a weather perspective, average temperatures as measured in heating degree days, as reported by NOAA, in our service territories during fiscal 2010 were 5% warmer than normal and 4% warmer than the prior year. In our northeastern territories, which is where we have a higher concentration of residential propane customers and all of our fuel oil customers, average temperatures during fiscal 2010 were 9% warmer than both normal and the prior year. The unfavorable weather pattern occurred primarily during the peak heating months (from October through March) and therefore, contributed to the lower volumes sold.
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
On September 9, 2009, we purchased $175.0 million aggregate principal amount of the 2013 Senior Notes through a cash tender offer. In connection with the repurchase, we recognized a loss on the extinguishment of debt of $4.6 million in the fourth quarter of fiscal 2009, consisting of $2.8 million for the tender premium and related fees, as well as the write-off of $1.8 million in unamortized debt origination costs and unamortized discount.
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

Liquidity and Capital Resources
Analysis of Cash Flows
Operating Activities. Net cash provided by operating activities for fiscal 2011 amounted to $132.8 million, a decrease of $23.0 million compared to the prior year. The decrease was attributable to a $10.6 million decrease in earnings, after adjusting for non-cash items in both periods, coupled with a $12.4 million increase in our investment in working capital as a result of the increase in propane and fuel oil product costs. Despite the year-over-year increase in working capital requirements, we continued to fund working capital through cash on hand without the need to access the revolving credit facility.
Investing Activities. Net cash used in investing activities of $19.5 million for fiscal 2011 consisted of capital expenditures of $22.3 million (including $10.2 million for maintenance expenditures and $12.1 million to support the growth of operations) and business acquisitions of $3.2 million, partially offset by the net proceeds from the sale of property, plant and equipment of $6.0 million. Net cash used in investing activities of $30.1 million for fiscal 2010 consisted of capital expenditures of $19.1 million (including $9.7 million for maintenance expenditures and $9.4 million to support the growth of operations), partially offset by the net proceeds from the sale of property, plant and equipment of $3.5 million.

Financing Activities. Net cash used in financing activities for fiscal 2011 of $120.6 million reflects quarterly distributions to Unitholders at a rate of $0.85 per Common Unit paid in respect of the fourth quarter of fiscal 2010 and $0.8525 per Common Unit paid in respect of the first, second and third quarters of fiscal 2011.
Net cash used in financing activities for fiscal 2010 of $132.0 million reflects $118.3 million in quarterly distributions to Unitholders at a rate of $0.83 per Common Unit paid in respect of the fourth quarter of fiscal 2009, $0.835 per Common Unit paid in respect of the first quarter of fiscal 2010, $0.84 per Common Unit paid in respect of the second quarter of fiscal 2010, and $0.845 per Common Unit paid in respect of the third quarter of fiscal 2010. In addition, financing activities for fiscal 2010 also reflects the repurchase of $250.0 million aggregate principal amount of our 6.875% senior notes due 2013 for $256.5 million (including repurchase premiums and fees), which was substantially funded by the net proceeds of $247.8 million from the issuance of 7.375% senior notes due 2020, as well as the $5.0 million payment of debt issuance costs associated with the issuance of the 2020 senior notes.
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
As of September 24, 2011, our long-term borrowings and revolving credit lines consist of the 2020 Senior Notes and a $250.0 million senior secured revolving credit facility at the Operating Partnership level (the “Revolving Credit Facility”). The Revolving Credit Facility was executed on June 26, 2009 and replaced the Operating Partnership’s previous credit facility which, as amended, provided for a $108.0 million term loan (the “Term Loan”) and a separate $175.0 million working capital facility both of which were scheduled to mature in March 2010. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions until maturity on June 25, 2013. Our Operating Partnership has the right to prepay loans under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. At closing, the Operating Partnership borrowed $100.0 million under the Revolving Credit Facility and, with cash on hand, repaid the $108.0 million then outstanding under the Term Loan and terminated the previous credit agreement. We have standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $54.9 million primarily in support of retention levels under our self-insurance programs, which expire periodically through April 15, 2012. Therefore, as of September 24, 2011 we had available borrowing capacity of $95.1 million under the Revolving Credit Facility.
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

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at our Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon our ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of September 24, 2011, the interest rate for the Revolving Credit Facility was approximately 3.25%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.
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
The Revolving Credit Facility and the 2020 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Revolving Credit Facility contains certain financial covenants (a) requiring the consolidated interest coverage ratio, as defined, at the Partnership level to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined, at the Partnership level from being greater than 4.5 to 1.0 as of the end of any fiscal quarter; and (c) prohibiting the senior secured consolidated leverage ratio, as defined, of the Operating Partnership from being greater than 3.0 to 1.0 as of the end of any fiscal quarter. Under the 2020 Senior Note indenture, we are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We were in compliance with all covenants and terms of the 2020 Senior Notes and the Revolving Credit Facility as of September 24, 2011.
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
On October 20, 2011, we announced a quarterly distribution of $0.8525 per Common Unit, or $3.41 on an annualized basis, in respect of the fourth quarter of fiscal 2011 payable on November 8, 2011 to holders of record on November 1, 2011.

Pension Plan Assets and Obligations
Our defined benefit pension plan was frozen to new participants effective January 1, 2000 and, in furtherance of our effort to minimize future increases in our benefit obligations, effective January 1, 2003, all future service credits were eliminated. Therefore, eligible participants will receive interest credits only toward their ultimate defined benefit under the defined benefit pension plan. There were no minimum funding requirements for the defined benefit pension plan during fiscal 2011, 2010 or 2009. As of September 24, 2011 and September 25, 2010 the plan’s projected benefit obligation exceeded the fair value of plan assets by $26.2 million and $17.7 million, respectively. As a result, the funded status of the defined benefit pension plan declined $8.5 million during fiscal 2011, which was primarily attributable to an increase in the present value of the benefit obligation due to a general decrease in market interest rates, partially offset by a positive return on plan assets during fiscal 2011. The funded status of pension and other postretirement benefit plans are recognized as an asset or liability on our balance sheets and the changes in the funded status are recognized in comprehensive income (loss) in the year the changes occur.
Our investment policies and strategies, as set forth in the Investment Management Policy and Guidelines, are monitored by a Benefits Committee comprised of five members of management. The Benefits Committee employs a liability driven investment strategy, which seeks to increase the correlation of the plan’s assets and liabilities to reduce the volatility of the plan’s funded status. The execution of this strategy has resulted in an asset allocation that is largely comprised of fixed income securities. A liability driven investment strategy is intended to reduce investment risk and, over the long-term, generate returns on plan assets that largely fund the annual interest on the accumulated benefit obligation. However, as we experienced in fiscal 2011 and fiscal 2010, significant declines in interest rates relevant to our benefit obligations, or poor performance in the broader capital markets in which our plan assets are invested, could have an adverse impact on the funded status of the defined benefit pension plan. For purposes of measuring the projected benefit obligation as of September 24, 2011 and September 25, 2010, we used a discount rate of 4.375% and 4.75%, respectively, reflecting current market rates for debt obligations of a similar duration to our pension obligations.
During fiscal 2010, lump sum settlement payments of $7.9 million exceeded the interest cost component of the net periodic pension cost. As a result, we recorded a non-cash settlement charge of $2.8 million during the fourth quarter of fiscal 2010 in order to accelerate recognition of a portion of cumulative unrecognized losses in the defined benefit pension plan. These unrecognized losses were previously accumulated as a reduction to partners’ capital and were being amortized to expense as part of our net periodic pension cost. During fiscal 2011 and fiscal 2009, the amount of the pension benefit obligation settled through lump sum payments did not exceed the settlement threshold; therefore, a settlement charge was not required to be recognized for fiscal 2011 or fiscal 2009. Additional pension settlement charges may be required in future periods depending on the level of lump sum benefit payments made in future periods.
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

Long-Term Debt Obligations and Operating Lease Obligations
Contractual Obligations
The following table summarizes payments due under our known contractual obligations as of September 24, 2011.

						Fiscal
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	2017 and
(Dollars in thousands)	2012	2013	2014	2015	2016	thereafter

Long-term debt obligations	$—	$100,000	$—	$—	$—	$250,000
Interest payments	25,033	25,033	18,438	18,438	18,438	64,531
Operating lease obligations (a)	15,836	13,346	11,540	8,480	4,993	4,709
Self-insurance obligations (b)	13,188	10,706	8,212	4,900	3,110	12,724
Other contractual obligations (c)	7,870	4,949	2,431	1,777	2,255	18,783

Total	$61,927	$154,034	$40,621	$33,595	$28,796	$350,747

(a)	Payments exclude costs associated with insurance, taxes and maintenance, which are not material to the operating lease obligations.

(b)
The timing of when payments are due for our self-insurance obligations is based on estimates that may differ from when actual payments are made. In addition, the payments do not reflect amounts to be recovered from our insurance providers, which amounts to $4.2 million, $3.5 million, $2.7 million, $1.3 million, $0.9 million and $4.9 million for each of the next five fiscal years and thereafter, respectively, and are included in other assets on the consolidated balance sheet.

(c)
These amounts are included in our consolidated balance sheet and primarily include payments for postretirement and long-term incentive benefits as well as periodic settlements of our interest rate swap agreement.

Additionally, we have standby letters of credit in the aggregate amount of $54.9 million, in support of retention levels under our casualty insurance programs and certain lease obligations, which expire periodically through April 15, 2012.
Operating Leases
We lease certain property, plant and equipment for various periods under noncancelable operating leases, including 63% of our vehicle fleet, approximately 34% of our customer service centers and portions of our information systems equipment. Rental expense under operating leases was $18.9 million, $17.6 million and $17.3 million for fiscal 2011, 2010 and 2009, respectively. Future minimum rental commitments under noncancelable operating lease agreements as of September 24, 2011 are presented in the table above.

Off-Balance Sheet Arrangements
Guarantees
Certain of our operating leases, primarily those for transportation equipment with remaining lease periods scheduled to expire periodically through fiscal 2018, contain residual value guarantee provisions. Under those provisions, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount upon completion of the lease period, or we will pay the lessor the difference between fair value and the guaranteed amount. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $9.7 million. The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 24, 2011 and September 25, 2010.
Recently Issued Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update to provide guidance on achieving a consistent definition of and common requirements for fair value measurement and related disclosure requirements in US GAAP. The new guidance requires quantitative information about unobservable inputs, valuation processes and sensitivity analysis associated with fair value measurements categorized within Level 3 of the fair value hierarchy, and is effective prospectively during interim and annual periods beginning after December 15, 2011, which will be the second quarter of our 2012 fiscal year. Early adoption is not permitted. No material impact is expected on our consolidated financial position, results of operations and cash flows.
In June 2011, the FASB issued an accounting standard update to provide guidance on increasing the prominence of items reported in other comprehensive income. This update eliminates the option to present components of other comprehensive income as part of the statement of partners’ capital and requires that the total of comprehensive income, the components of net income and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Early adoption of this updated guidance is permitted, and it becomes effective retrospectively during interim and annual periods beginning after December 15, 2011, which will be the second quarter of our 2012 fiscal year. This update does not change the items that must be reported in other comprehensive income.
In September 2011, the FASB issued a revised accounting standard allowing companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, as a result of the qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a more detailed two-step goodwill impairment test would be performed to identify a potential goodwill impairment and measure the amount of loss to be recognized, if any. The standard will be effective for annual and interim goodwill impairment tests performed after December 31, 2011, with early adoption permitted. The adoption of this standard is not expected to impact the Partnership’s financial position, results of operations or cash flows.

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

Product cost changes can occur rapidly over a short period of time and can impact profitability. We attempt to reduce commodity price risk by pricing product on a short-term basis. The level of priced, physical product maintained in storage facilities and at our customer service centers for immediate sale to our customers will vary depending on several factors, including, but not limited to, price, supply and demand dynamics for a given time of the year. Typically, our on hand priced position does not exceed more than four to eight weeks of our supply needs, depending on the time of the year. In the course of normal operations, we routinely enter into contracts such as forward priced physical contracts for the purchase or sale of propane and fuel oil that, under accounting rules for derivative instruments and hedging activities, qualify for and are designated as normal purchase or normal sale contracts. Such contracts are exempted from fair value accounting and are accounted for at the time product is purchased or sold under the related contract.
Under our hedging and risk management strategies, we enter into a combination of exchange-traded futures and option contracts and, in certain instances, over-the-counter option contracts (collectively, “derivative instruments”) to manage the price risk associated with physical product and with future purchases of the commodities used in our operations, principally propane and fuel oil, as well as to ensure the availability of product during periods of high demand. We do not use derivative instruments for speculative or trading purposes. Futures contracts require that we sell or acquire propane or fuel oil at a fixed price for delivery at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane or fuel oil at a specified price during a specified time period. However, the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of the product to the respective party or are settled by the payment of a net amount equal to the difference between the then market price and the fixed contract price or option exercise price. To the extent that we utilize derivative instruments to manage exposure to commodity price risk and commodity prices move adversely in relation to the contracts, we could suffer losses on those derivative instruments when settled. Conversely, if prices move favorably, we could realize gains. Under our hedging and risk management strategy, realized gains or losses on derivative instruments will typically offset losses or gains on the physical inventory once the product is sold to customers at market prices.
Futures are traded with brokers of the NYMEX and require daily cash settlements in margin accounts. Forward and option contracts are generally settled at the expiration of the contract term either by physical delivery or through a net settlement mechanism. Market risks associated with futures, options and forward contracts are monitored daily for compliance with our Hedging and Risk Management Policy which includes volume limits for open positions. Open inventory positions are reviewed and managed daily as to exposures to changing market prices.
Credit Risk
Exchange-traded futures and option contracts are guaranteed by the NYMEX and, as a result, have minimal credit risk. We are subject to credit risk with over-the-counter forward and propane option contracts to the extent the counterparties do not perform. We evaluate the financial condition of each counterparty with which we conduct business and establish credit limits to reduce exposure to the risk of non-performance by our counterparties.
Interest Rate Risk
A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the total ratio of debt to EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. The interest rate swaps have been designated as a cash flow hedge. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At September 24, 2011, the fair value of the interest rate swaps was $4.6 million representing an unrealized loss and is included within other current liabilities and other liabilities, as applicable, with a corresponding debit in OCI.

Derivative Instruments and Hedging Activities
All of our derivative instruments are reported on the balance sheet at their fair values. On the date that futures, forward and option contracts are entered into, we make a determination as to whether the derivative instrument qualifies for designation as a hedge. Changes in the fair value of derivative instruments are recorded each period in current period earnings or OCI, depending on whether a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivative instruments designated as cash flow hedges, we formally assess, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in OCI to the extent effective and reclassified into earnings during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of cash flow hedges are immediately recognized in earnings. Changes in the fair value of derivative instruments that are not designated as cash flow hedges, and that do not meet the normal purchase and normal sale exemption, are recorded in earnings as they occur. Cash flows associated with derivative instruments are reported as operating activities within the consolidated statement of cash flows.
Sensitivity Analysis
In an effort to estimate our exposure to unfavorable market price changes in commodities related to our open positions under derivative instruments, we developed a model that incorporates the following data and assumptions:
A.	The fair value of open positions as of September 24, 2011.
B.
The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open futures and option contracts as of September 24, 2011 indicates a reduction in potential future net gains of $1.1 million as of September 24, 2011. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Fiscal 2011
Revenues	$328,307	$464,102	$216,563	$181,580	$1,190,552
Cost of products sold	186,504	259,832	125,175	107,208	678,719
Severance charges	—	2,000	—	—	2,000
Operating income (loss)	50,341	107,233	353	(14,699)	143,228
Net income (loss)	43,129	100,316	(6,787)	(21,692)	114,966
Net income (loss) per common unit — basic (b)	1.22	2.82	(0.19)	(0.61)	3.24
Net income (loss) per common unit — diluted (b)	1.21	2.81	(0.19)	(0.61)	3.22

Cash provided by (used in)
Operating activities	(4,858)	54,696	60,003	22,945	132,786
Investing activities	(6,390)	(3,194)	(5,285)	(4,636)	(19,505)
Financing activities	(30,062)	(30,177)	(30,194)	(30,203)	(120,636)
EBITDA (c)	$58,521	$115,687	$10,023	$(5,375)	$178,856
Adjusted EBITDA (c)	$60,094	$113,564	$10,336	$(4,569)	$179,425
Retail gallons sold
Propane	86,286	114,034	54,629	43,953	298,902
Fuel oil and refined fuels	11,393	16,249	5,621	3,978	37,241

Fiscal 2010
Revenues	$301,432	$469,163	$198,070	$168,029	$1,136,694
Cost of products sold	150,366	248,459	106,627	92,999	598,451
Pension settlement charge	—	—	—	2,818	2,818
Operating income (loss)	55,757	114,797	555	(17,741)	153,368
Loss on debt extinguishment (a)	—	9,473	—	—	9,473
Net income (loss)	48,375	98,388	(6,616)	(24,831)	115,316
Net income (loss) per common unit — basic (b)	1.37	2.78	(0.19)	(0.70)	3.26
Net income (loss) per common unit — diluted (b)	1.36	2.76	(0.19)	(0.70)	3.24

Cash provided by (used in)
Operating activities	(14,726)	72,057	72,393	26,073	155,797
Investing activities	(3,663)	(3,487)	(13,614)	(9,347)	(30,111)
Financing activities	(29,288)	(43,154)	(29,665)	(29,844)	(131,951)
EBITDA (c)	$62,841	$112,466	$9,423	$(10,001)	$174,729
Adjusted EBITDA (c)	$66,249	$123,671	$9,142	$(6,642)	$192,420
Retail gallons sold
Propane	89,981	124,457	56,037	47,431	317,906
Fuel oil and refined fuels	13,056	18,381	6,631	5,128	43,196

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

(b)
Basic net income (loss) per Common Unit is computed by dividing net income (loss) by the weighted average number of outstanding Common Units, and restricted units granted under the restricted unit plans to retirement-eligible grantees. Computations of diluted net income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under our restricted unit plans. Diluted loss per Common Unit for the periods where a net loss was reported does not include unvested restricted units granted under our restricted unit plans as their effect would be anti-dilutive.

(c)
EBITDA represents net income before deducting interest expense, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA excluding the unrealized net gain or loss from mark-to-market activity for derivative instruments, loss on debt extinguishment, pension settlement charge and severance charges. Our management uses EBITDA and Adjusted EBITDA as measures of liquidity and we are including them because we believe that they provide our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. In addition, certain of our incentive compensation plans covering executives and other employees utilize Adjusted EBITDA as the performance target. Moreover, our revolving credit agreement requires us to use Adjusted EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA and Adjusted EBITDA are not recognized terms under US GAAP and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with US GAAP. Because EBITDA and Adjusted EBITDA as determined by us excludes some, but not all, items that affect net income, they may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other companies. The following table sets forth (i) our calculations of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash (used in) provided by operating activities (amounts in thousands):

	First	Second	Third	Fourth	Total
Fiscal 2011	Quarter	Quarter	Quarter	Quarter	Year
Net income (loss)	$43,129	$100,316	$(6,787)	$(21,692)	$114,966
Add:
Provision for income taxes	366	98	273	147	884
Interest expense, net	6,846	6,819	6,867	6,846	27,378
Depreciation and amortization	8,180	8,454	9,670	9,324	35,628

EBITDA	58,521	115,687	10,023	(5,375)	178,856
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	1,573	(4,123)	313	806	(1,431)
Severance charges	—	2,000	—	—	2,000

Adjusted EBITDA	60,094	113,564	10,336	(4,569)	179,425
Add (subtract):
Provision for income taxes	(366)	(98)	(273)	(147)	(884)
Interest expense, net	(6,846)	(6,819)	(6,867)	(6,846)	(27,378)
Unrealized (non-cash) (losses) gains on changes in fair value of derivatives	(1,573)	4,123	(313)	(806)	1,431
Severance charges	—	(2,000)	—	—	(2,000)
Compensation cost recognized under Restricted Unit Plans	1,332	1,067	737	786	3,922
(Gain) loss on disposal of property, plant and equipment, net	(299)	(2,612)	67	72	(2,772)
Changes in working capital and other assets and liabilities	(57,200)	(52,529)	56,316	34,455	(18,958)

Net cash (used in) provided by operating activities	$(4,858)	$54,696	$60,003	$22,945	$132,786

	First	Second	Third	Fourth	Total
Fiscal 2010	Quarter	Quarter	Quarter	Quarter	Year
Net income (loss)	$48,375	$98,388	$(6,616)	$(24,831)	$115,316
Add:
Provision for income taxes	199	328	363	292	1,182
Interest expense, net	7,183	6,608	6,808	6,798	27,397
Depreciation and amortization	7,084	7,142	8,868	7,740	30,834

EBITDA	62,841	112,466	9,423	(10,001)	174,729
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	3,408	1,732	(281)	541	5,400
Loss on debt extinguishment	—	9,473	—	—	9,473
Pension settlement charge	—	—	—	2,818	2,818

Adjusted EBITDA	66,249	123,671	9,142	(6,642)	192,420
Add (subtract):
Provision for income taxes	(199)	(328)	(363)	(292)	(1,182)
Interest expense, net	(7,183)	(6,608)	(6,808)	(6,798)	(27,397)
Unrealized (non-cash) (losses) gains on changes in fair value of derivatives	(3,408)	(1,732)	281	(541)	(5,400)
Compensation cost recognized under Restricted Unit Plans	992	1,025	1,136	852	4,005
(Gain) loss on disposal of property, plant and equipment, net	(427)	293	283	(111)	38
Changes in working capital and other assets and liabilities	(70,750)	(44,264)	68,722	39,605	(6,687)

Net cash (used in) provided by operating activities	$(14,726)	$72,057	$72,393	$26,073	$155,797

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Before filing this Annual Report, the Partnership completed an evaluation under the supervision and with the participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of September 24, 2011. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective at the reasonable assurance level as of September 24, 2011.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 24, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting is included below.
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
The Partnership’s management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of September 24, 2011. In making this assessment, the Partnership used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Partnership’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.
Based on the Partnership’s assessment, as described above, management has concluded that, as of September 24, 2011, the Partnership’s internal control over financial reporting was effective.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, issued an attestation report dated November 23, 2011 on the effectiveness of our internal control over financial reporting, which is included herein.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Partnership Management
Our Partnership Agreement provides that all management powers over our business and affairs are exclusively vested in our Board of Supervisors and, subject to the direction of the Board of Supervisors, our officers. No Unitholder has any management power over our business and affairs or actual or apparent authority to enter into contracts on behalf of or otherwise to bind us. There are currently six Supervisors, who serve on the Board of Supervisors pursuant to the terms of the Partnership Agreement. Under the current Partnership Agreement, all Supervisors are elected by the Unitholders for three-year terms. All six current Supervisors were elected to their current three-year terms at the Tri-Annual Meeting held on July 22, 2009.
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

Board of Supervisors and Executive Officers of the Partnership
The following table sets forth certain information with respect to the members of the Board of Supervisors and our executive officers as of November 23, 2011. Officers are appointed by the Board of Supervisors for one-year terms and Supervisors are elected by the Unitholders for three-year terms.

Name	Age	Position With the Partnership
Michael J. Dunn, Jr.	62	President and Chief Executive Officer; Member of the Board of Supervisors
Michael A. Stivala	42	Chief Financial Officer
Michael M. Keating	58	Senior Vice President — Administration
A. Davin D’Ambrosio	47	Vice President and Treasurer
Paul Abel	58	Vice President, General Counsel and Secretary
Mark Anton, II	54	Vice President — Business Development
Steven C. Boyd	47	Vice President — Field Operations
Douglas T. Brinkworth	50	Vice President — Product Supply
Neil Scanlon	46	Vice President — Information Services
Mark Wienberg	49	Vice President — Operational Support and Analysis
Michael Kuglin	41	Vice President and Chief Accounting Officer
Harold R. Logan, Jr.	67	Member of the Board of Supervisors (Chairman)
John Hoyt Stookey	81	Member of the Board of Supervisors (Chairman of the Compensation Committee)
Dudley C. Mecum	76	Member of the Board of Supervisors
John D. Collins	73	Member of the Board of Supervisors (Chairman of the Audit Committee)
Jane Swift	46	Member of the Board of Supervisors
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
Mr. Dunn’s qualifications to sit on our Board include his more than 14 years of experience in the propane industry, including as our President for the past 6 years and Chief Executive Officer for the past 2 years, which day to day leadership roles have provided him with intimate knowledge of our operations.
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
Mr. Kuglin has served as Vice President and Chief Accounting Officer since November 2011. Prior to that he was Controller and Chief Accounting Officer since November 2009 and Controller since October 2007. For the eight years prior to joining the Partnership he held several financial and managerial positions with Alcatel-Lucent, a global communications solutions provider. Prior to Alcatel-Lucent, Mr. Kuglin held several positions with the international accounting firm PricewaterhouseCoopers LLP, most recently Manager in the Assurance practice. Mr. Kuglin is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.
Mr. Logan has served as a Supervisor since March 1996 and was elected as Chairman of the Board of Supervisors in January 2007. Mr. Logan is a Co-Founder and, from 2006 to the present has been serving as a Director of Basic Materials and Services LLC, an investment company that has invested in companies that provide specialized infrastructure services and materials for the pipeline construction industry and the sand/silica industry. From 2003 to September 2006, Mr. Logan was a Director and Chairman of the Finance Committee of the Board of Directors of TransMontaigne Inc., which provided logistical services (i.e. pipeline, terminaling and marketing) to producers and end-users of refined petroleum products. From 1995 to 2002, Mr. Logan was Executive Vice President/Finance, Treasurer and a Director of TransMontaigne Inc. From 1987 to 1995, Mr. Logan served as Senior Vice President of Finance and a Director of Associated Natural Gas Corporation, an independent gatherer and marketer of natural gas, natural gas liquids and crude oil. Mr. Logan is also a Director of Cimarex Energy Co., Graphic Packaging Holding Company and Hart Energy Publishing LLP, and, until it was sold in 2007, served as a Director of The Houston Exploration Company.
Over the past 40 years, Mr. Logan’s education, investment banking/venture capital experience and business/financial management experience have provided him with a comprehensive understanding of business and finance. Most of Mr. Logan’s business experience has been in the energy industry, both in investment banking and as a senior financial officer and director of publicly-owned energy companies. Mr. Logan’s expertise and experience have been relevant to his responsibilities of providing oversight and advice to the managements of public companies, and is of particular benefit in his role as our Chairman. Since 1996, Mr. Logan has been a director of nine public companies and has served on audit, compensation and governance committees.

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
Mr. Mecum’s qualifications to sit on our Board include his 20 years in public accounting, rising to the level of Vice Chairman of KPMG LLP, a public accounting firm, his service as Assistant Secretary of the Army for Installations and Logistics and his 15 years of service overseeing or managing various companies. Mr. Mecum has over 20 years of service as a director of various publicly-owned companies.
Mr. Collins has served as a Supervisor since April 2007. He served with KPMG LLP, an international accounting firm, from 1962 until 2000, most recently as senior audit partner of its New York office. He has served as a United States representative on the International Auditing Procedures Committee, a committee of international accountants responsible for establishing international auditing standards. Mr. Collins is a Director of Montpelier Re and Mrs. Fields Original Cookies, Inc. and, until recently, was a Director of Columbia Atlantic Funds.
Mr. Collins’ qualifications to sit on our Board, and serve as Chairman of its Audit Committee, include his 40 years of experience in public accounting, including 31 years as a partner supervising the audits of public companies. Mr. Collins has served on a number of AICPA and international accounting and auditing standards bodies.
Ms. Swift has served as a Supervisor since April 2007. She is currently the CEO of Middlebury Interactive Languages, LLC, a marketer of world language products. From 2010 through July 2011, Ms. Swift served as Senior Vice President of ConnectEDU Inc., a private education technology company. In 2007, she founded WNP Consulting, LLC, a provider of expert advice and guidance to early stage education companies. From 2003 to 2006 she was a General Partner at Arcadia Partners, a venture capital firm focused on the education industry. She has previously served on the boards of K12, Inc. and Animated Speech Company and currently serves on the boards of Sally Ride Science Inc. and several not-for-profit boards, including The Republican Majority for Choice and Landmark Volunteers, Inc. Prior to joining Arcadia, Ms. Swift served for 15 years in Massachusetts state government, becoming Massachusetts’ first woman governor in 2001.
Ms. Swift’s qualifications to sit on our Board include her strong skills in public policy and government relations and her extensive knowledge of regulatory matters arising from her 15 years in state government.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our Supervisors, executive officers and holders of ten percent or more of our Common Units to file initial reports of ownership and reports of changes in ownership of our Common Units with the SEC. Supervisors, executive officers and ten percent Unitholders are required to furnish the Partnership with copies of all Section 16(a) forms that they file. Based on a review of these filings, we believe that all such filings were timely made during fiscal 2011.
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
NYSE Annual CEO Certification
The NYSE requires the Chief Executive Officer of each listed company to submit a certification indicating that the company is not in violation of the Corporate Governance listing standards of the NYSE on an annual basis. Mr. Dunn submitted his Annual CEO Certification for our 2011 fiscal year to the NYSE without qualification.

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

Annually, our Senior Vice President of Administration prepares a comprehensive analysis of each executive officer’s past and current compensation to assist the Committee in the assessment and determination of executive compensation packages for the subsequent fiscal year. The Committee considers a number of factors in establishing the compensation packages for each executive officer, including, but not limited to, tenure, scope of responsibility and individual performance. The relative importance assigned to each of these factors by the Committee may differ from executive to executive. The performance of each of our executive officers is continually assessed by the Committee and by our highest-ranking executive officers and also factors into the decision-making process, particularly in relation to promotions and increases in base compensation. In addition, as part of the Committee’s annual review of each executive officer’s total compensation package, the Committee is provided with benchmarking data for comparison. The benchmarking data is just one of a number of factors considered by the Committee, but is not necessarily the most persuasive factor.
The benchmarking data provided to the Committee for the 2011 fiscal year was derived from the Mercer Human Resource Consulting, Inc. (“Mercer”) Benchmark Database containing information obtained from surveys of over 2,269 organizations and approximately 201 positions which may include similarly-sized national propane marketers. The Committee does not base its benchmarking solely on a peer group of other propane marketers. The use of the Mercer database provides a broad base of compensation benchmarking information for companies of a similar size to the Partnership. The benchmarking information used by the Committee consisted of organizations included in the Mercer database that report median annual revenues of between $1.4 billion and $3.8 billion per year.
The Committee believes that using the Mercer database to evaluate “total cash compensation opportunities” is appropriate because of the proximity of the Partnership’s headquarters to New York City and the need to realistically compete for skilled executives in an environment shared by numerous other enterprises that seek similarly skilled employees. The Committee chooses not to base its benchmarking on the compensation practices of other propane marketers due to the fact that the other, similarly-sized propane marketers compete for executives in vastly different economic environments.
Conversely, for the reasons set forth under the subheading “2003 Long-Term Incentive Plan” below, the Committee decided to include other propane marketers, structured as publicly traded partnerships, in the peer group it selected for the 2003 Long-Term Incentive Plan. Earning a payment under the 2003 Long-Term Incentive Plan is dependent upon the performance (referred to in the plan document as “total return to unitholders”) of our Common Units relative to the unit performance of a peer group of eleven other master limited partnerships over a three-year measurement period.
In making their decisions regarding executive compensation packages for the coming fiscal year, the members of the Committee review the total cash compensation opportunities that were provided to our executive officers during the just completed fiscal year. Each executive officer’s “total cash compensation opportunity” consists of base salary, an annual cash bonus, and 2003 Long-Term Incentive Plan awards. The Committee then compares each executive officer’s total cash compensation opportunity to the total mean cash compensation opportunity for the parallel position in the Mercer database. By focusing on each executive officer’s total cash compensation opportunity as a whole, instead of on single components of compensation such as base salary, when it met on November 9, 2010, the Committee created fiscal 2011 compensation packages for our executive officers that emphasized the performance-based components of compensation.
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
Allocation Among Components
Under our compensation structure, the mix of base salary, cash bonus and long-term compensation provided to each executive officer varies depending on his or her position. The base salary for each executive officer is the only fixed component of compensation. All other cash compensation, including annual cash bonuses and long-term incentive compensation, is variable in nature as it is dependent upon achievement of certain performance measures. The following table summarizes the components as percentages of each named executive officer’s total cash compensation opportunity in fiscal 2011 (as determined at the Committee’s November 9, 2010 meeting).

		Cash	Long-Term
	Base Salary	Bonus Target	Incentive

Michael J. Dunn, Jr.	40%	40%	20%
Michael A. Stivala	45%	36%	19%
Steven C. Boyd	45%	36%	19%
Mark Wienberg	45%	36%	19%
Douglas T. Brinkworth	45%	36%	19%
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
Internal Pay Equity
In determining the different compensation packages for each of our named executive officers, the Committee takes into consideration a number of factors, including the level of responsibility and influence that each named executive officer has over the affairs of the Partnership, tenure with the Partnership, individual performance and years of experience in his or her current position. The relative importance assigned to each of these factors by the Committee may differ from executive to executive. The Committee will also consider the existing level of equity ownership of each of our named executive officers when granting awards under our Restricted Unit Plans (see below for a description of these plans). As a result, different weights may be given to different components of compensation among each of our named executive officers. In addition, as discussed in the section above titled “Allocation Among Components,” the compensation packages that we provide to our senior-most levels of management are, at a minimum, 50% performance-based. In order to align the interests of senior management with the interests of our Unitholders, we consider it requisite to accentuate the performance-based elements of the compensation packages that we provide to these individuals.

Base Salary
Base salaries for the named executive officers and all of our other executive officers, are reviewed and approved annually by the Committee. In order to determine base salary increases, the Committee’s practice is to compare each executive officer’s base salary with the corresponding mean salary provided in the Mercer database. The Committee usually determines base salary adjustments, which may be higher or lower than the comparative data, following an assessment of our overall results as well as each executive officer’s position, performance and scope of responsibility, while at the same time considering each executive officer’s previous total cash compensation opportunities. In accordance with this process, and the philosophy described above, the Committee did not adjust the base salaries of the named executive officers during fiscal 2011; instead, the Committee decided to increase each of the bonus target percentages of each of the named executive officers (with the exception of Mr. Dunn’s, whose bonus target percentage was already at 100%). The Committee reasoned that this action would further align the interests of management with the interests of our Unitholders. In the event of a promotion, a significant increase in an executive officer’s responsibilities, or a new hire, it is the Committee’s practice to review that executive officer’s base salary at that time and take such action as the Committee deems warranted.
The total base salary paid to each named executive officer in fiscal 2011 is reported in the column titled “Salary ($)” in the Summary Compensation Table below.
Annual Cash Bonus Plan
Annual cash bonuses (which fall within the SEC’s definition of “Non-Equity Incentive Plan Compensation” for the purposes of the Summary Compensation Table and otherwise) are earned by our executive officers in accordance with the objective performance provisions of our annual cash bonus plan.
The terms of our annual cash bonus plan provide for cash payments of a specified percentage (which, in fiscal 2011, ranged from 80% to 100%) of our named executive officers’ annual base salaries (“target cash bonus”) if, for the fiscal year, actual cash bonus plan EBITDA equals the Partnership’s budgeted EBITDA. For purposes of calculating cash bonus plan EBITDA, the Committee customarily adjusts both budgeted and actual EBITDA (as defined in Item 6 in this annual report on Form 10-K) for various items considered to be non-recurring in nature; including, but not limited to, unrealized (non-cash) gains or losses on derivative instruments reported within cost of products sold in our statement of operations and gains or losses on the disposal of discontinued operations. Under the previous annual cash bonus plan, executive officers had the opportunity to earn between 90% and 110% of their target cash bonuses; however, beginning with fiscal 2011, executive officers have the opportunity to earn between 60% and 120% of their target cash bonuses, depending upon the Partnership’s EBITDA performance in the fiscal year. Under the existing annual cash bonus plan, no bonuses are earned if actual cash bonus plan EBITDA is less than 90% of budgeted cash bonus plan EBITDA, and cash bonuses cannot exceed 120% of the target cash bonus even if actual cash bonus plan EBITDA is more than 120% of budgeted cash bonus plan EBITDA.
Although our annual cash bonus plan is generally administered using the formula described above, the Committee may exercise its broad discretionary powers to decrease or increase the annual cash bonus paid to a particular executive officer, upon the recommendation of our President and Chief Executive Officer, or the executive officers as a group, when the Committee recognizes that an adjustment is warranted. During fiscal 2011, fiscal 2010 and fiscal 2009, no such discretionary adjustments were made to the annual cash bonuses earned by our executives.

For fiscal 2011, our budgeted cash bonus plan EBITDA was $195 million (“Budgeted EBITDA”). Our actual cash bonus plan EBITDA was such that each of our executive officers earned 60% of his or her target cash bonus. The following table provides the fiscal 2011 budgeted cash bonus plan EBITDA targets that were established at the November 9, 2010 Compensation Committee meeting:

		Hypothetical Fiscal 2011
		Cash Bonus Plan EBITDA	Target Bonus Percentage that
Hypothetical Fiscal 2011		Expressed as a	would have been Earned if
Cash Bonus Plan EBITDA		Percentage of	Actual Cash Bonus Plan
Results		Budgeted Cash Bonus Plan	EBITDA Equaled the Figure
(in Millions)		EBITDA	in the First Column
$234.0		120%	120%
$214.5		110%	110%
$195.0	(1)	100%	100%
$185.3		95%	90%
$175.5		90%	60%

(1)	Budgeted cash bonus plan EBITDA for fiscal 2011.
The bonuses earned under the annual cash bonus plan by each of our named executive officers are reported in the column titled “Non-Equity Incentive Plan Compensation ($)” in the Summary Compensation Table below.
The fiscal 2011 target cash bonus percentages and target cash bonuses established for each named executive officer and the actual cash bonuses earned by each of them during fiscal 2011 are summarized as follows:

	2011 Target Cash
	Bonus as a % of	2011 Target Cash	2011 Actual Cash
Name	Base Salary	Bonus	Bonus Earned
Michael J. Dunn, Jr.	100%	$475,000	$285,000
Michael A. Stivala	80%	$220,000	$132,000
Steven C. Boyd	80%	$216,000	$129,600
Mark Wienberg	80%	$200,000	$120,000
Douglas T. Brinkworth	80%	$196,000	$117,600
For purposes of establishing the cash bonus targets for fiscal 2011, the Committee reviewed and approved our fiscal 2011 budgeted cash bonus plan EBITDA at its November 9, 2010 meeting. The budgeted cash bonus plan EBITDA is developed annually using a bottom-up process factoring in reasonable growth targets from the prior year’s performance, while at the same time attempting to reach a good balance between a target that is reasonably achievable, yet not assured. As described above, executive officers have the opportunity to earn between 60% and 120% of their target cash bonuses. Over the past three years, our actual cash bonus plan EBITDA was such that each of our executive officers earned 60%, 100%, and 110% of their respective target cash bonus for fiscal 2011, fiscal 2010 and fiscal 2009, respectively.
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

The three-year measurement period of the fiscal 2009 award ended simultaneously with the conclusion of fiscal 2011. The TRU for the fiscal 2009 award fell within the second highest quartile. The following is a summary of the cash payouts related to the fiscal 2009 award earned by our named executive officers at the conclusion of fiscal 2011.

Michael J. Dunn, Jr.	$350,057	(1)
Michael A. Stivala	$160,609	(1)
Steven C. Boyd	$160,609	(1)
Mark Wienberg	$123,962	(1)
Douglas T. Brinkworth	$139,008	(1)

(1)
The cash payouts related to our named executive officers’ fiscal 2009 awards earned at the conclusion of fiscal 2011 is an additional disclosure that bears no meaningful relationship to the estimated probable outcomes reported in column (e) of the Summary Compensation Table below.

The following is a summary of the quantity of phantom units that signify the unvested awards granted to our named executive officers during fiscal 2011 and fiscal 2010 that will be used to calculate cash payments at the end of each award’s respective three-year measurement period (i.e., at the end of fiscal 2013 for the fiscal 2011 award and at the end of fiscal 2012 for the fiscal 2010 award):

	Fiscal	Fiscal
	2011 Award	2010 Award
Michael J. Dunn, Jr.	4,787	5,981
Michael A. Stivala	2,217	2,597
Steven C. Boyd	2,177	2,550
Mark Wienberg	2,016	2,203
Douglas T. Brinkworth	1,975	2,314

The members of the peer groups selected by the Committee for the fiscal 2011, fiscal 2010 and fiscal 2009 awards consist entirely of publicly-traded partnerships. The Committee decided upon these peer groups because all publicly-traded partnerships have similar tax attributes and can, as a result, distribute more cash than similarly-sized corporations generating similar revenues. At its November 10, 2009 meeting, the Committee reviewed the performance of each of the members of the peer group used for the fiscal 2009 and fiscal 2008 LTIP awards and, as a result, replaced two of the members of the peer group for the fiscal 2011 and fiscal 2010 LTIP awards. Among other factors, in reaching its decision to replace two members of the current peer group, the Committee considered distributions and price fluctuations.
The following tables list, in alphabetical order, the names and ticker symbols of the peer group used to measure our performance during the fiscal 2011, fiscal 2010 and fiscal 2009 LTIP awards’ three-year measurement periods:
Fiscal 2011 and Fiscal 2010 LTIP Award Peer Group

Peer Group Member Name	Ticker Symbol
AmeriGas Partners, L.P.	APU
Copano Energy, LLC	CPNO
Dorchester Minerals, L.P.	DMLP
Enbridge Energy Partners, L.P.	EEP
Energy Transfer Partners, L.P.	ETP
Ferrellgas Partners, L.P.	FGP
Global Partners, L.P.	GLP
Inergy, L.P.	NRGY
MarkWest Energy Partners, L.P.	MWE
Plains All American Pipeline, L.P.	PAA
Sunoco Logistics Partners, L.P.	SXL
Fiscal 2009 LTIP Awards Peer Group

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
At our July 22, 2009 Tri-Annual Meeting, our Unitholders approved our adoption of the 2009 Restricted Unit Plan effective August 1, 2009. Upon adoption, this plan authorized the issuance of 1,200,000 Common Units to our executive officers, managers and other employees and to the members of our Board of Supervisors. The provisions of both restricted unit plans are substantially identical. At the conclusion of fiscal 2011, there remained 967,594 restricted units available under the RUP for future awards.
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
The RUP contains a retirement provision that provides for the vesting (six months and one day after the retirement date of qualifying participants) of unvested awards held by a retiring participant who meet all three of the following conditions on his or her retirement date:
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
The Committee generally approves awards under the RUP at its first meeting each fiscal year following the availability of the financial results for the prior fiscal year; however, occasionally the Committee grants awards at other times of the year, particularly when the need arises to grant awards because of promotions and new hires.
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
During fiscal 2011, RUP awards were granted to the following named executive officers:

Grant Name	Date	Quantity

Michael J. Dunn, Jr.	December 1, 2010	9,060
Michael A. Stivala	December 1, 2010	5,436
Steven C. Boyd	December 1, 2010	5,436
Mark Wienberg	December 1, 2010	5,436
Douglas T. Brinkworth	December 1, 2010	5,436
In connection with Mr. Dunn’s assumption of additional responsibilities as the Partnership’s Chief Executive Officer at the commencement of fiscal 2010, the Committee, at its November 10, 2009 meeting, granted Mr. Dunn a RUP award, as of December 1, 2010, equal in value to $500,000. The Committee made this award because it believes that equity compensation is a critical component of executive compensation that helps to retain and motivate our executives and because the Committee wished to mitigate a perceived shortfall between the cash components of Mr. Dunn’s compensation and the mean compensation for a comparable position reported in the Mercer database. This RUP award was converted into 9,060 restricted units on the grant date using the formula set forth above. The terms of Mr. Dunn’s award are such that the entire award will vest on the last day of fiscal 2012 and at no time between the grant date and this vesting date will this award be subject to the vesting upon retirement provisions of the RUP described above. In determining the fiscal 2011 awards for Mr. Stivala, Mr. Boyd, Mr. Wienberg and Mr. Brinkworth, the Committee relied upon information provided by the Mercer database to conclude that these awards were necessary to remediate shortfalls perceived by the Committee in the cash compensation of these named executive officers as well as in recognition of their individual achievements.
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
As of the January 3, 2011 measurement date, all of our executive officers, including our named executive officers, were in compliance with the Partnership’s Equity Holding Policy.
Incentive Compensation Recoupment Policy
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
Each of our named executive officers, with the exception of Mr. Stivala and Mr. Wienberg, participates in the plan. The changes in the actuarial value relative to each named executive officer’s participation in the plan is reported in the column titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)” in the Summary Compensation Table below.

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
For fiscal 2011, all of our named executive officers participated in the 401(k) Plan. The benefits provided to our named executive officers under the 401(k) Plan are provided on the same basis as to our other exempt employees. Amounts deferred by our named executive officers under the 401(k) Plan are included in the column titled “Salary ($)” in the Summary Compensation Table below.
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
For fiscal 2011, our budgeted 401(k) Plan EBITDA was $195.0 million. Based on actual fiscal 2011 401(k) Plan EBITDA results, each of our executive officers earned a matching contribution of 25%. As a result, we will provide participants with a match equal to 25% of their calendar year 2011 contributions that did not exceed 6% of their total base pay up to a maximum base pay of $245,000. The matching contributions that we will make on behalf of our named executive officers are reported in the column titled “All Other Compensation ($)” in the Summary Compensation Table below.
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
At the conclusion of fiscal 2010, Mr. Dunn was the only remaining participant in the SERP. Due to the actuarial costs and administrative burdens associated with maintaining this plan for one participant, at its November 9, 2010 meeting, the Committee terminated the SERP and paid Mr. Dunn his accrued benefit of $57,611 on December 1, 2010. Because Mr. Dunn received no above-market interest credits relative to the SERP during fiscal years 2010 and 2009, nothing related to Mr. Dunn’s participation in the SERP is reported in the Summary Compensation Table below.

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
Perquisites
Perquisites represent a minor component of our executive officers’ compensation. Each of the named executive officers is eligible for tax preparation services, a company-provided vehicle, and an annual physical. The following table summarizes both the value and the utilization of these perquisites by the named executive officers in fiscal 2011.

		Employer-
	Tax Preparation	Provided
Name	Services	Vehicle	Physical
Michael J. Dunn, Jr.	$7,700	$16,302	$1,300
Michael A. Stivala	$-0-	$14,698	$-0-
Steven C. Boyd	$7,200	$7,221	$-0-
Mark Wienberg	$-0-	$11,970	$1,300
Douglas T. Brinkworth	$5,100	$10,851	$1,300
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

Letter Agreement of Mr. Dunn
Simultaneous with the commencement of fiscal 2010, Mr. Dunn’s then existing employment agreement was terminated by mutual agreement and replaced with a letter agreement governing retirement and the implementation of a mutually agreed upon succession plan. The letter agreement between Mr. Dunn and us is summarized as follows:
•	Mr. Dunn will participate in our Severance Protection Plan (see below) at the 78-week participation level.
•	If on or after the last day of fiscal 2012, Mr. Dunn retires or leaves as a result of an agreed-upon succession plan, he will receive the following:
•	A lump sum payment equal to two years of base salary.
•	Payment of medical benefits until attainment of age 65 (Mr. Dunn will be 63 at the conclusion of fiscal 2012).
•	Payment of unvested LTIP awards held by Mr. Dunn at separation in accordance with the terms and conditions of the LTIP plan document.
•	Transfer of ownership of employer-provided vehicle to Mr. Dunn.
•	Receipt of other vested and certain unvested benefits including his unvested RUP awards, his earned cash bonus and his vested pension plan balance in accordance with each plan’s terms and conditions.
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
Change of Control
Our executive officers and other key employees have built the Partnership into the successful enterprise that it is today; therefore, we believe that it is important to protect them in the event of a change of control. Further, it is our belief that the interests of our Unitholders will be best served if the interests of our executive officers are aligned with them, and that providing change of control benefits should eliminate, or at least reduce, the reluctance of our executive officers to pursue potential change of control transactions that may be in the best interests of our Unitholders. Additionally, we believe that the severance benefits provided to our executive officers and to our key employees are consistent with market practice and appropriate because these benefits are an inducement to accepting employment and because the executive officers have agreed to and are subject to non-competition and non-solicitation covenants for a period following termination of employment. Therefore, our executive officers and other key employees are provided with employment protection following a change of control (the “Severance Protection Plan”). During fiscal 2011, our Severance Protection Plan covered all executive officers, including the named executive officers.

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
Report of the Compensation Committee
The Compensation Committee has reviewed and discussed with management this Compensation Discussion and Analysis. Based on its review and discussions with management, the Committee recommended to the Board of Supervisors that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for fiscal 2011.
The Compensation Committee:
John Hoyt Stookey, Chairman
John D. Collins
Harold R. Logan, Jr.
Dudley C. Mecum
Jane Swift

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION
Summary Compensation Table for Fiscal 2011
The following table sets forth certain information concerning the compensation of each named executive officer during the fiscal years ended September 24, 2011, September 25, 2010, and September 26, 2009:

						Change in
						Pension Value
						and
						Nonqualified
					Non-Equity	Deferred
				Unit	Incentive	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Plan Compen-	Earnings	Compensation	Total
Position	Year	($) (1)	($)	($) (2)	sation ($) (3)	($) (4)	($) (5)	($)
(a)	(b)	(c )	(d)	(e)	(g)	(h)	(i)	(j)
Michael J. Dunn, Jr.	2011	$475,000	—	$729,076	$285,000	$3,764	$49,530	$1,542,370
President and Chief	2010	$475,000	—	$768,484	$475,000	$31,661	$49,330	$1,799,475
Executive Officer	2009	$433,333	—	$314,197	$467,500	$56,050	$48,065	$1,319,145

Michael A. Stivala	2011	$275,000	—	$357,103	$132,000	—	$35,010	$799,113
Chief Financial Officer	2010	$275,000	—	$320,699	$206,250	—	$37,569	$839,518
	2009	$262,500	—	$231,333	$214,500	—	$41,728	$750,061

Steven C. Boyd	2011	$270,000	—	$354,615	$129,600	$15,257	$37,095	$806,567
Vice President of	2010	$270,000	—	$317,799	$202,500	$21,101	$34,762	$846,162
Field Operations	2009	$260,000	—	$190,660	$214,500	$53,577	$39,811	$758,548

Mark Wienberg	2011	$250,000	—	$344,653	$120,000	—	$33,725	$748,378
Vice President of	2010	$250,000	—	$273,398	$175,000	—	$35,755	$734,153
Operational Support	2009	$220,833	—	$157,386	$165,550	—	$40,348	$584,117
and Analysis

Douglas T. Brinkworth	2011	$245,000	—	$342,155	$117,600	$10,245	$39,156	$754,156
Vice President of	2010	$245,000	—	$303,237	$183,750	$12,959	$41,767	$786,713
Product Supply	2009	$228,333	—	$182,883	$185,625	$31,679	$43,440	$671,960

(1)	Includes amounts deferred by named executive officers as contributions to the qualified 401(k) Plan.

For more information on the relationship between salaries and other cash compensation (i.e., annual cash incentives and 2003 Long-Term Incentive Plan awards), refer to the subheading titled “Allocation Among Components” in the “Compensation Discussion and Analysis” above.

(2)
The amounts reported in this column represent the aggregate grant date fair value of RUP awards made during fiscal years 2011, 2010 and 2009, as well as the value at the grant date of LTIP awards made in fiscal years 2011, 2010, and 2009, based on the probable outcome with respect to satisfaction of the performance conditions. The specific details regarding these plans are provided in the preceding “Compensation Discussion and Analysis” under the subheadings “Restricted Unit Plans” and “2003 Long-Term Incentive Plan.” The breakdown for each plan with respect to each named executive officer is as follows:

Plan Name	Mr. Dunn	Mr. Stivala	Mr. Boyd	Mr. Wienberg	Mr. Brinkworth
2011
RUP	$433,249	$220,090	$220,090	$220,090	$220,090
LTIP	295,827	137,013	134,525	124,563	122,065

Total	$729,076	$357,103	$354,615	$344.653	$342,155

2010
RUP	$399,438	$160,456	$160,456	$160,456	$160,456
LTIP	369,046	160,243	157,343	112,942	142,781

Total	$768,484	$320,699	$317,799	$273,398	$303,237

2009
RUP	$—	$87,177	$46,504	$58,115	$58,115
LTIP	314,197	144,156	144,156	99,271	124,768

Total	$314,197	$231,333	$190,660	$157,386	$182,883

(3)
The amounts reported in this column represent each named executive officer’s annual cash bonus earned in accordance with the performance measures discussed under the subheading “Annual Cash Bonus Plan” in the “Compensation Discussion and Analysis.”

(4)
The amounts reported in this column represent each named executive officer’s Cash Balance Plan earnings and for Mr. Dunn, SERP earnings for fiscal years 2010 and 2009. The SERP was discontinued and the balance paid at the conclusion of fiscal 2010; therefore, there are no 2011 SERP earnings reported in the table. Neither Mr. Stivala nor Mr. Wienberg participates in the Cash Balance Plan.

(5)	The amounts reported in this column consist of the following:

2011
Type of Compensation	Mr. Dunn	Mr. Stivala	Mr. Boyd	Mr. Wienberg	Mr. Brinkworth
401(k) Match	$3,675	$3,675	$3,675	$3,675	$3,675
Value of Annual Physical Examination	1,300	N/A	N/A	1,300	1,300
Value of Partnership Provided Vehicle	16,302	14,698	7,221	11,970	10,851
Tax Preparation Services	7,700	N/A	7,200	N/A	5,100
Cash Balance Plan Administrative Fees	1,500	N/A	1,500	N/A	1,500
Insurance Premiums	19,053	16,637	17,499	16,780	16,730

Totals	$49,530	$35,010	$37,095	$33,725	$39,156

2010
Type of Compensation	Mr. Dunn	Mr. Stivala	Mr. Boyd	Mr. Wienberg	Mr. Brinkworth
401(k) Match	$7,350	$7,350	$7,350	$7,350	$7,350
Value of Annual Physical Examination	1,300	1,300	N/A	1,300	1,300
Value of Partnership Provided Vehicle	13,868	12,903	6,251	10,993	11,966
Tax Preparation Services	6,500	N/A	3,600	N/A	3,600
Cash Balance Plan Administrative Fees	1,500	N/A	1,500	N/A	1,500
Insurance Premiums	18,812	16,016	16,061	16,112	16,051

Totals	$49,330	$37,569	$34,762	$35,755	$41,767

2009
Type of Compensation	Mr. Dunn	Mr. Stivala	Mr. Boyd	Mr. Wienberg	Mr. Brinkworth
401(k) Match	$14,700	$14,700	$14,700	$13,748	$13,825
Value of Annual Physical Examination	N/A	1,300	N/A	1,300	N/A
Value of Partnership Provided Vehicle	12,205	11,318	6,205	10,803	10,610
Tax Preparation Services	3,000	N/A	3,000	N/A	3,000
Cash Balance Plan Administrative Fees	1,500	N/A	1,500	N/A	1,500
Insurance Premiums	16,660	14,410	14,406	14,497	14,505

Totals	$48,065	$41,728	$39,811	$40,348	$43,440

Note:	Column (f) was omitted from the Summary Compensation Table because the Partnership does not grant options to its employees.

Grants of Plan Based Awards Table for Fiscal 2011
The following table sets forth certain information concerning grants of awards made to each named executive officer during the fiscal year ended September 24, 2011:

					Phantom	Estimated Future		Estimated Future
					Units	Payments		Payments		All Other stock	Grant Date
					Underlying	Under Non-Equity		Under Equity		Awards:	Fair Value of
					Equity	Incentive		Incentive		Number of	Stock and
					Incentive	Plan Awards		Plan Awards		Shares of Stock	Option
	Plan		Grant	Approval	Plan Awards	Target	Maximum	Target	Maximum	or Units	Awards
Name	Name		Date	Date	(LTIP) (4)	($)	($)	($)	($)	(#)	($) (5)
(a)			(b)			(d)	(e)	(g)	(h)	(i)	(l)
Michael J. Dunn, Jr.	RUP	(1)	1 Dec 10	9 Nov 10						9,060	$433,249
	Bonus	(2)	26 Sep 10			$475,000	$570,000
	LTIP	(3)	26 Sep 10		4,787			$273,878	$342,362

Michael A. Stivala	RUP	(1)	1 Dec 10	9 Nov 10						5,436	$220,090
	Bonus	(2)	26 Sep 10			$220,000	$264,000
	LTIP	(3)	26 Sep 10		2,217			$126,842	$158,538

Steven C. Boyd	RUP	(1)	1 Dec 10	9 Nov 10						5,436	$220,090
	Bonus	(2)	26 Sep 10			$216,000	$259,200
	LTIP	(3)	26 Sep 10		2,177			$124,552	$155,677

Mark Wienberg	RUP	(1)	1 Dec 10	9 Nov 10						5,436	$220,090
	Bonus	(2)	26 Sep 10			$200,000	$240,000
	LTIP	(3)	26 Sep 10		2,016			$115,342	$144,177

Douglas T. Brinkworth	RUP	(1)	1 Dec 10	9 Nov 10						5,436	$220,090
	Bonus	(2)	26 Sep 10			$196,000	$235,200
	LTIP	(3)	26 Sep 10		1,975			$112,996	$141,259

(1)
The quantities reported on these lines represent awards granted under the Partnership’s Restricted Unit Plans. Generally, RUP awards vest as follows: 25% of the award on the third anniversary of the grant date; 25% of the award on the fourth anniversary of the grant date; and 50% of the award on the fifth anniversary of the grant date. If a recipient has held an unvested award for at least six months; is 55 years or older; and has worked for the Partnership for at least ten years, an award held by such participant will vest six months following such participant’s retirement if the participant retires prior to the conclusion of the normal vesting schedule unless the Committee exercises its authority to alter the applicability of the plan’s retirement provisions in regard to a particular award. On September 24, 2011, Mr. Dunn was the only named executive officer who held RUP awards and, at the same time, satisfied all three retirement eligibility criteria. However, the terms of Mr. Dunn’s fiscal 2011 and fiscal 2010 awards are such that the entire awards will vest on the last day of fiscal 2012 and at no time between the grant date and the vesting date will these awards be subject to the normative retirement provisions of the 2000 or 2009 RUP documents. Detailed discussions of the general terms of the RUP and the facts and circumstances considered by the Committee in authorizing the fiscal 2011 awards to the named executive officers is included in the “Compensation Discussion and Analysis” under the subheading “Restricted Unit Plans.”

(2)
Amounts reported on these lines are the targeted and maximum annual cash bonus compensation potential for each named executive officer under the annual cash bonus plan as described in the “Compensation Discussion and Analysis” under the subheading “Annual Cash Bonus Plan.” Actual amounts earned by the named executive officers for fiscal 2011 were equal to 60% of the “Target” amounts reported on this line. Column (c) (“Threshold $”) was omitted because the annual cash bonus plan does not provide for a minimum cash payment. Because these plan awards were granted to, and 60% of the “Target” awards were earned by, our named executive officers during fiscal 2011, 60% of the “Target” amounts reported under column (d) have been reported in the Summary Compensation Table above.

(3)
The LTIP is a phantom unit plan. Payments, if earned, are based on a combination of (1) the fair market value of our Common Units at the end of a three-year measurement period, which, for purposes of the plan, is the average of the closing prices for the twenty business days preceding the conclusion of the three-year measurement period, and (2) cash equal to the distributions that would have inured to the same quantity of outstanding Common Units during the same three-year measurement period. The fiscal 2011 award “Target ($)” and “Maximum ($)” amounts are estimates based upon (1) the fair market value (the average of the closing prices of our Common Units for the twenty business days preceding September 24, 2011) of our Common Units at the end of fiscal 2011, and (2) the estimated distributions over the course of the award’s three-year measurement period. Column (f) (“Threshold $”) was omitted because the LTIP does not provide for a minimum cash payment. The “Target ($)” amount represents a hypothetical payment at 100% of target and the “Maximum ($)” amount represents a hypothetical payment at 125% of target. Detailed descriptions of the plan and the calculation of awards are included in the “Compensation Discussion and Analysis” under the subheading “2003 Long-Term Incentive Plan.”

(4)
This column is frequently used when non-equity incentive plan awards are denominated in units; however, in this case, the numbers reported represent the phantom units each named executive officer was awarded under the LTIP during fiscal 2011.

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

Outstanding Equity Awards at Fiscal Year End 2011 Table
The following table sets forth certain information concerning outstanding equity awards under our Restricted Unit Plans and phantom equity awards under our 2003 Long-Term Incentive Plan for each named executive officer as of September 24, 2011:

Stock Awards
			Equity Incentive
			Plan Awards:
			Number of	Equity Incentive Plan
		Market Value	Unearned	Awards: Market or
	Number of Shares	of Shares or	Shares, Units or	Payout Value of
	or Units of Stock	Units of Stock	Other Rights	Unearned Shares,
	That Have Not	That Have Not	that Have Not	Units or Other Rights
	Vested	Vested	Vested	That Have Not Vested
Name	(#) (6)	($) (7)	(#) (8)	($) (9)
(a)	(g)	(h)	(i)	(j)
Michael J. Dunn, Jr. (1)	42,557	$1,965,069	10,768	$615,698
Michael A. Stivala (2)	19,813	$914,865	4,814	$275,263
Steven C. Boyd (3)	18,417	$850,405	4,727	$270,287
Mark Wienberg (4)	16,503	$762,026	4,219	$241,246
Douglas T. Brinkworth (5)	17,134	$791,162	4,289	$245,244

(1)
Despite Mr. Dunn’s having met the plan’s retirement criteria (explained under the subheading “Restricted Unit Plans” in the “Compensation Discussion and Analysis”), the terms of Mr. Dunn’s fiscal 2011 and fiscal 2010 RUP awards of 9,060 and 11,348 unvested units, respectively, are such that the entire awards will vest on the last day of fiscal 2012 and at no time between the grant dates and the vesting date will these awards be subject to the normative retirement provisions of the 2000 or 2009 RUP documents. For more information on this and the retirement provisions, refer to the subheading “Restricted Unit Plans” in the “Compensation Discussion and Analysis.” If Mr. Dunn does not retire prior to the conclusion of the normal vesting schedule of his fiscal 2008 RUP award, his RUP awards will vest as follows:

Vesting	Dec 3,	Sep 29,	Dec 3,
Date	2011	2012	2012
Quantity of Units	7,384	20,408	14,765

(2)	Mr. Stivala’s RUP awards will vest as follows:

	Dec 1,	Dec 3,	Apr 25,	Dec 1,	Dec 3,	Dec 1,	Dec 1,	Dec 1,
Vesting Date	2011	2011	2012	2012	2012	2013	2014	2015
Quantity of Units	1,205	568	2,748	2,482	1,136	5,044	3,912	2,718

(3)	Mr. Boyd’s RUP awards will vest as follows:

	Dec 1,	Dec 3,	Apr 25,	Dec 1,	Dec 3,	Dec 1,	Dec 1,	Dec 1,
Vesting Date	2011	2011	2012	2012	2012	2013	2014	2015
Quantity of Units	643	852	2,748	1,920	1,704	3,920	3,912	2,718

(4)	Mr. Wienberg’s RUP awards will vest as follows:

	Dec 1,	Apr 25,	Dec 1,	Dec 1,	Dec 1,	Dec 1,
Vesting Date	2011	2012	2012	2013	2014	2015
Quantity of Units	803	2,748	2,080	4,292	3,962	2,618

(5)	Mr. Brinkworth’s RUP awards will vest as follows:

	Dec 1,	Dec 3,	Apr 25,	Dec 1,	Dec 3,	Dec 1,	Dec 1,	Dec 1,
Vesting Date	2011	2011	2012	2012	2012	2013	2014	2015
Quantity of Units	803	852	823	2,080	1,704	4,242	3,912	2,718

(6)	The figures reported in this column represent the total quantity of each of our named executive officer’s unvested RUP awards.

(7)
The figures reported in this column represent the figures reported in column (g) multiplied by the average of the highest and the lowest trading prices of our Common Units on September 23, 2011, the last trading day of fiscal 2011.

(8)
The amounts reported in this column represent the quantities of phantom units that underlie the outstanding and unvested fiscal 2011 and fiscal 2010 awards under the LTIP. Payments, if earned, will be made to participants at the end of a three-year measurement period and will be based upon our total return to Common Unitholders in comparison to the total return provided by a predetermined peer group of eleven other companies, all of which are publicly-traded partnerships, to their unitholders. For more information on the LTIP, refer to the subheading “2003 Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.”

(9)
The amounts reported in this column represent the estimated future target payouts of the fiscal 2011 and fiscal 2010 LTIP-awards. These amounts were computed by multiplying the quantities of the unvested phantom units in column (i) by the average of the closing prices of our Common Units for the twenty business days preceding September 24, 2011 (in accordance with the plan’s valuation methodology), and by adding to the product of that calculation the product of each year’s underlying phantom units times the sum of the distributions that are estimated to inure to an outstanding Common Unit during each award’s three-year measurement period. Due to the variability in the trading prices of our Common Units, as well as our performance relative to the peer group, actual payments, if any, at the end of the three-year measurement period may differ. The following chart provides a breakdown of each year’s awards:

	Mr. Dunn	Mr. Stivala	Mr. Boyd	Mr. Wienberg	Mr. Brinkworth
Fiscal 2011 Phantom Units	4,787	2,217	2,177	2,016	1,975
Value of Fiscal 2011 Phantom Units	$224,893	$104,155	$102,275	$94,712	$92,786
Estimated Distributions over Measurement Period	$48,985	$22,687	$22,277	$20,630	$20,210

Fiscal 2010 Phantom Units	5,981	2,597	2,550	2,203	2,314
Value of Fiscal 2010 Phantom Units	$280,987	$122,007	$119,799	$103,497	$108,712
Estimated Distributions over Measurement Period	$60,833	$26,414	$25,936	$22,407	$23,536

Note:
Columns (b), (c), (d), (e) and (f), all of which are for the reporting of option-related compensation, have been omitted from the Outstanding Equity Awards At Fiscal Year End Table because we do not grant options to our employees.

Equity Vested Table for Fiscal 2011
Awards under the Restricted Unit Plans are settled in Common Units upon vesting. Awards under the 2003 Long-Term Incentive Plan, a phantom-equity plan, are settled in cash. The following two tables set forth certain information concerning the vesting of awards under our Restricted Unit Plans and the vesting of the fiscal 2009 award under our 2003 Long-Term Incentive Plan for each named executive officer during the fiscal year ended September 24, 2011:

Restricted Unit Plans	Unit Awards
	Number of
	Common Units
	Acquired on	Value
	Vesting	Realized on
Name	(#)	Vesting ($) (1)
Michael J. Dunn, Jr.	7,384	$410,883
Michael A. Stivala	4,280	$239,616
Steven C. Boyd	5,426	$299,272
Mark Wienberg	3,712	$205,004
Douglas T. Brinkworth	4,853	$268,877

(1)	The value realized is equal to the average of the high and low trading prices of our Common Units on the vesting date, multiplied by the number of units that vested.

2003 Long-Term Incentive Plan — Fiscal 2009 (2) Award	Cash Awards
	Number of
	Phantom Units
	Acquired on	Value
	Vesting	Realized on
Name	(#) (3)	Vesting ($) (4)
Michael J. Dunn, Jr.	6,142	$350,057
Michael A. Stivala	2,818	$160,609
Steven C. Boyd	2,818	$160,609
Mark Wienberg	2,175	$123,962
Douglas T. Brinkworth	2,439	$139,008

(2)	The fiscal 2009 award’s three-year measurement period concluded on September 24, 2011.

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

Pension Benefits Table for Fiscal 2011
The following table sets forth certain information concerning each plan that provides for payments or other benefits at, following, or in connection with retirement for each named executive officer as of the end of the fiscal year ended September 24, 2011:

		Number	Present Value
		of Years	of	Payments
		Credited	Accumulated	During Last
		Service	Benefit	Fiscal Year
Name	Plan Name	(#)	($)	($)

Michael J. Dunn, Jr.	Cash Balance Plan (1)	6	$250,122	$—
	LTIP (3)	N/A	$615,698	$—
	RUP (4)	N/A	$1,022,730	$—
	SERP (5)	6	$—	$57,611

Michael A. Stivala (2)	N/A	N/A	$—	$—

Steven C. Boyd	Cash Balance Plan (1)	15	$156,680	$—

Mark Wienberg (2)	N/A	N/A	$—	$—

Douglas T. Brinkworth	Cash Balance Plan (1)	6	$98,920	$—

(1)	For more information on the Cash Balance Plan, refer to the subheading “Pension Plan” in the “Compensation Discussion and Analysis.”

(2)
Because Mr. Stivala and Mr. Wienberg commenced employment with the Partnership after January 1, 2000, the date on which the Cash Balance Plan was closed to new participants, they do not participate in the Cash Balance Plan.

(3)
Currently, Mr. Dunn is the only named executive officer who meets the retirement criteria of the LTIP. For such participants, upon retirement, outstanding but unvested LTIP awards become fully vested. However, payouts on those awards are deferred until the conclusion of each outstanding award’s three-year measurement period, based on the outcome of the TRU relative to the peer group. The number reported on this line represents a projected payout of Mr. Dunn’s outstanding fiscal 2011 and fiscal 2010 LTIP awards. Because the ultimate payout, if any, is predicated on the trading prices of the Partnership’s Common Units at the end of the three-year measurement period, as well as where within the peer group our TRU falls, the value reported may not be indicative of the value realized in the future upon vesting due to the variability in the trading price of our Common Units.

(4)
Currently, Mr. Dunn is the only named executive officer who meets the retirement criteria of the RUP. Despite Mr. Dunn’s having met the plan’s retirement criteria, only his fiscal 2008 award is currently subject to the plan’s retirement provisions until December 3, 2010. For more information on this and the retirement provisions, refer to the subheading “Restricted Unit Plans” in the “Compensation Discussion and Analysis.” For participants who meet the retirement criteria, upon retirement, outstanding RUP awards vest six months and one day after retirement.

(5)	At its November 9, 2010 meeting, the Committee terminated the SERP; on December 1, 2010, Mr. Dunn was paid his accrued benefit of $57,611.

Potential Payments Upon Termination
The following table sets forth certain information containing potential payments to the named executive officers in accordance with the provisions of the Severance Protection Plan, the RUP and the LTIP for the circumstances listed in the table assuming a September 24, 2011 termination date:

			Involuntary	Involuntary
			Termination	Termination
			Without Cause	Without Cause
			by the	by the
			Partnership or	Partnership or
			by the	by the
			Executive for	Executive for
			Good Reason	Good Reason
			without a	with a Change
			Change of	of Control
Executive Payments and Benefits Upon Termination	Death	Disability	Control Event	Event

Michael J. Dunn, Jr.
Cash Compensation (1) (2) (3) (4)	$-0-	$-0-	$475,000	$1,425,000
Accelerated Vesting of Fiscal 2011 and 2010 LTIP Awards (5)	N/A	N/A	N/A	703,281
Accelerated Vesting of Outstanding RUP Awards (6)	N/A	1,546,724	N/A	1,965,069
Medical Benefits (3)	N/A	N/A	13,755	N/A
Total	$-0-	$1,546,724	$488,755	$4,093,350

Michael A. Stivala
Cash Compensation (1) (2) (3) (4)	$-0-	$-0-	$275,000	$742,500
Accelerated Vesting of Fiscal 2011 and 2010 LTIP Awards (5)	N/A	N/A	N/A	314,091
Accelerated Vesting of Outstanding RUP Awards (6)	N/A	663,858	N/A	914,865
Medical Benefits (3)	N/A	N/A	13,755	N/A
Total	$-0-	$663,858	$288,755	$1,971,456

Steven C. Boyd
Cash Compensation (1) (2) (3) (4)	$-0-	$-0-	$270,000	$729,000
Accelerated Vesting of Fiscal 2011 and 2010 LTIP Awards (5)	N/A	N/A	N/A	308,414
Accelerated Vesting of Outstanding RUP Awards (6)	N/A	599,398	N/A	850,405
Medical Benefits (3)	N/A	N/A	14,272	N/A
Total	$-0-	$599,398	$284,272	$1,887,819

Mark Wienberg
Cash Compensation (1) (2) (3) (4)	$-0-	$-0-	$250,000	$675,000
Accelerated Vesting of Fiscal 2011 and 2010 LTIP Awards (5)	N/A	N/A	N/A	274,964
Accelerated Vesting of Outstanding RUP Awards (6)	N/A	511,019	N/A	762,026
Medical Benefits (3)	N/A	N/A	13,755	N/A
Total	$-0-	$511,019	$263,755	$1,711,990

Douglas T. Brinkworth
Cash Compensation (1) (2) (3) (4)	$-0-	$-0-	$245,000	$661,500
Accelerated Vesting of Fiscal 2011 and 2010 LTIP Awards (5)	N/A	N/A	N/A	279,838
Accelerated Vesting of Outstanding RUP Awards (6)	N/A	540,155	N/A	791,162
Medical Benefits (3)	N/A	N/A	13,755	N/A
Total	$-0-	$540,155	$258,755	$1,732,500

(1)	In the event of death, the named executive officer’s estate is entitled to a payment equal to the decedent’s earned but unpaid salary and pro-rata cash bonus.

(2)	In the event of disability, the named executive officer is entitled to a payment equal to his earned but unpaid salary and pro-rata cash bonus.

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

(6)
The RUP document makes no provisions for the vesting of awards held by recipients who die prior to the completion of the vesting schedule. If a recipient of a RUP award becomes permanently disabled, only those awards that have been held for at least one year on the date that the employee’s employment is terminated as a result of his or her permanent disability will immediately vest; all awards held by the recipient for less than one year will be forfeited by the recipient. Because Mr. Dunn, Mr. Stivala, Mr. Boyd, Mr. Wienberg and Mr. Brinkworth each received a RUP award during fiscal 2011, if any or all of the five named executive officers had become permanently disabled on September 24, 2011, the following quantities of unvested restricted units would have vested: Dunn, 33,497: Stivala, 14,377; Boyd, 12,981; Wienberg, 11,067; Brinkworth, 11,698. The following quantities would have been forfeited: Dunn, 9,060; Stivala, 5,436; Boyd, 5,436; Wienberg, 5,436; Brinkworth, 5,436.

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

SUPERVISORS’ COMPENSATION
The following table sets forth the compensation of the non-employee members of the Board of Supervisors of the Partnership during fiscal 2011.

	Fees Earned
	or Paid in
	Cash	Unit Awards	Total
Supervisor	($) (1)	($) (2)	($)

John D. Collins	$75,000	$0	$75,000
Harold R. Logan, Jr.	100,000	0	100,000
Dudley C. Mecum	75,000	0	75,000
John Hoyt Stookey	75,000	0	75,000
Jane Swift	75,000	0	75,000

(1)
This includes amounts earned for fiscal 2011, including quarterly retainer installments for the fourth quarter of 2011 that were paid in November 2011. Does not include amounts paid in fiscal 2011 for fiscal 2010 quarterly retainer installments.

(2)
Our Supervisors did not receive RUP awards made during this fiscal year. All previous awards were made in accordance with the provisions of our Restricted Unit Plans and vest accordingly. As of September 24, 2011, each non-employee member of the Board of Supervisors held the following quantities of unvested restricted unit awards: Mr. Collins, 6,348 units; Mr. Logan, 5,100 units; Mr. Mecum, 5,100 units; Mr. Stookey, 5,100 units; and Ms. Swift, 6,348 units.

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
Additional Supervisor Compensation. Non-employee Supervisors receive no other forms of remuneration from us. The only perquisite provided to the members of the Board of Supervisors is the ability to purchase propane at the same discounted rate that we offer propane to our employees, the value of which was less than $10,000 in fiscal 2011 for each Supervisor.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
The following table sets forth certain information as of November 23, 2011 regarding the beneficial ownership of Common Units by each member of the Board of Supervisors, each executive officer named in the Summary Compensation Table in Item 11 of this Annual Report, and all members of the Board of Supervisors and executive officers as a group. Based upon filings under Section 13(d) or (g) under the Exchange Act, the Partnership does not know of any person or group who beneficially owns more than 5% of the outstanding Common Units. Except as set forth in the notes to the table, each individual or entity has sole voting and investment power over the Common Units reported.

	Amount and Nature of	Percent
Name of Beneficial Owner	Beneficial Ownership (1)	of Class
Michael J. Dunn, Jr. (a)	73,715	*
Michael A. Stivala (b)	11,784	*
Steven C. Boyd (c)	17,861	*
Mark Wienberg (d)	4,515	*
Douglas T. Brinkworth (e)	21,068	*

John Hoyt Stookey (f)	6,066	*
Harold R. Logan, Jr.(f)	16,730	*
Dudley C. Mecum (f)	15,634	*
John D. Collins (g)	15,198	*
Jane Swift (g)	1,374	*

All Members of the Board of Supervisors and Executive Officers, as a Group (16 persons) (h)	244,382	1%

(1)	With the exception of the 784 units held by the General Partner (see (a) below), there is a possibility that any of the above listed units could be pledged as security.

*	Less than 1%.

(a)
Includes 784 Common Units held by the General Partner, of which Mr. Dunn is the sole member. Excludes 35,173 unvested restricted units, none of which will vest in the 60-day period following November 23, 2011.

(b)	Excludes 18,040 unvested restricted units, none of which will vest in the 60-day period following November 23, 2011.

(c)	Excludes 16,922 unvested restricted units, none of which will vest in the 60-day period following November 23, 2011.

(d)	Excludes 15,700 unvested restricted units, none of which will vest in the 60-day period following November 23, 2011.

(e)	Excludes 15,479 unvested restricted units, none of which will vest in the 60-day period following November 23, 2011.

(f)	Excludes 5,100 unvested restricted units, none of which will vest in the 60-day period following November 23, 2011.

(g)	Excludes 6,348 unvested restricted units, none of which will vest in the 60-day period following November 23, 2011.

(h)
Inclusive of the units referred to in footnotes (a), (b), (c), (d), (e), (f) and (g) above, the reported number of units excludes 207,501 unvested restricted units, none of which will vest in the 60 day period following November 23, 2011, owned by certain executive officers, whose restricted units vest on the same basis as described in footnotes (b), (c), (d), (e), (f) and (g) above.

Securities Authorized for Issuance Under the Restricted Unit Plans
The following table sets forth certain information, as of September 24, 2011, with respect to the Partnership’s Restricted Unit Plans, under which restricted units of the Partnership, as described in the Notes to the Consolidated Financial Statements included in this Annual Report, are authorized for issuance.

Number of restricted units
remaining available for
	Number of Common			future issuance under the
	Units to be issued upon		Weighted-average grant	Restricted Unit Plans (excluding
	vesting of restricted		date fair value per	securities reflected in
Plan	units		restricted unit	column (a))
Category	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	485,423	(2)	$32.71	967,594
Equity compensation plans not approved by security holders	—		—	—

Total	485,423		$32.71	967,594

(1)	Relates to the Restricted Unit Plans.

(2)	Represents number of restricted units that, as of September 24, 2011, had been granted under the Restricted Unit Plan but had not yet vested.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
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
The following table sets forth the aggregate fees for services related to fiscal years 2011 and 2010 provided by PricewaterhouseCoopers LLP, our independent registered public accounting firm.

	Fiscal	Fiscal
	2011	2010

Audit Fees (a)	$1,956,000	$2,162,500
Tax Fees (b)	686,425	728,223
All Other Fees (c)	1,800	1,605

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
The Audit Committee of the Board of Supervisors has adopted a formal policy concerning the approval of audit and non-audit services to be provided by the independent registered public accounting firm, PricewaterhouseCoopers LLP. The policy requires that all services PricewaterhouseCoopers LLP may provide to us, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by PricewaterhouseCoopers LLP during fiscal 2011 and fiscal 2010.

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

SUBURBAN PROPANE PARTNERS, L.P.
Date: November 23, 2011	By:	/s/ MICHAEL J. DUNN, JR.
Michael J. Dunn, Jr.
President, Chief Executive Officer and Supervisor
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ MICHAEL J. DUNN, JR. (Michael J. Dunn, Jr.)	President, Chief Executive Officer and Supervisor	November 23, 2011

By:	/s/ HAROLD R. LOGAN, JR. (Harold R. Logan, Jr.)	Chairman and Supervisor	November 23, 2011

By:	/s/ JOHN HOYT STOOKEY (John Hoyt Stookey)	Supervisor	November 23, 2011

By:	/s/ DUDLEY C. MECUM (Dudley C. Mecum)	Supervisor	November 23, 2011

By:	/s/ JOHN D. COLLINS (John D. Collins)	Supervisor	November 23, 2011

By:	/s/ JANE SWIFT (Jane Swift)	Supervisor	November 23, 2011

By:	/s/ MICHAEL A. STIVALA (Michael A. Stivala)	Chief Financial Officer	November 23, 2011

By:	/s/ MICHAEL A. KUGLIN (Michael A. Kuglin)	Vice President and Chief Accounting Officer	November 23, 2011

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

Exhibit
Number	Description

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

21.1	Subsidiaries of Suburban Propane Partners, L.P. (Filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith).

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

99.1	Equity Holding Policy for Supervisors and Executives of Suburban Propane Partners, L.P. (Incorporated by reference to Exhibit 99.1 to the Partnership’s Current Report on Form 8-K dated May 10, 2010).

Exhibit
Number	Description

101.INS	XBRL Instance Document (Furnished herewith). *

101.SCH	XBRL Taxonomy Extension Schema Document (Furnished herewith). *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Furnished herewith). *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Furnished herewith). *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Furnished herewith). *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Furnished herewith).*

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
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of Suburban Propane Partners, L.P. and its subsidiaries at September 24, 2011 and September 25, 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 24, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of September 24, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Florham Park, New Jersey
November 23, 2011

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 24,	September 25,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$149,553	$156,908
Accounts receivable, less allowance for doubtful accounts of $6,960 and $5,403, respectively	66,630	60,383
Inventories	65,907	61,047
Other current assets	15,732	18,089

Total current assets	297,822	296,427
Property, plant and equipment, net	338,125	350,420
Goodwill	277,651	277,244
Other assets	42,861	46,823

Total assets	$956,459	$970,914

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$37,456	$39,886
Accrued employment and benefit costs	22,951	28,624
Accrued insurance	9,950	10,480
Customer deposits and advances	57,476	63,579
Other current liabilities	23,681	21,945

Total current liabilities	151,514	164,514
Long-term borrowings	348,169	347,953
Accrued insurance	42,891	44,965
Other liabilities	55,667	50,826

Total liabilities	598,241	608,258

Commitments and contingencies

Partners’ capital:
Common Unitholders (35,429 and 35,318 units issued and outstanding at September 24, 2011 and September 25, 2010, respectively)	418,134	419,882
Accumulated other comprehensive loss	(59,916)	(57,226)

Total partners’ capital	358,218	362,656

Total liabilities and partners’ capital	$956,459	$970,914

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)

	Year Ended
	September 24,	September 25,	September 26,
	2011	2010	2009
Revenues
Propane	$929,492	$885,459	$864,012
Fuel oil and refined fuels	139,572	135,059	159,596
Natural gas and electricity	84,721	77,587	76,832
All other	36,767	38,589	42,714

	1,190,552	1,136,694	1,143,154
Costs and expenses
Cost of products sold	678,719	598,451	540,385
Operating	279,329	289,567	304,767
General and administrative	51,648	61,656	57,044
Severance charge	2,000	—	—
Pension settlement charge	—	2,818	—
Depreciation and amortization	35,628	30,834	30,343

	1,047,324	983,326	932,539

Operating income	143,228	153,368	210,615
Loss on debt extinguishment	—	(9,473)	(4,624)
Interest income	16	61	802
Interest expense	(27,394)	(27,458)	(39,069)

Income before provision for income taxes	115,850	116,498	167,724
Provision for income taxes	884	1,182	2,486

Net income	$114,966	$115,316	$165,238

Income per Common Unit — basic	$3.24	$3.26	$4.99

Weighted average number of Common Units outstanding — basic	35,525	35,374	33,134

Income per Common Unit — diluted	$3.22	$3.24	$4.96

Weighted average number of Common Units outstanding — diluted	35,723	35,613	33,315

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	September 24,	September 25,	September 26,
	2011	2010	2009
Cash flows from operating activities:
Net income	$114,966	$115,316	$165,238
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	35,628	30,834	30,343
Pension settlement charge	—	2,818	—
Loss on debt extinguishment	—	9,473	4,624
Deferred tax provision	—	—	1,385
Other, net	3,316	6,120	3,895
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(6,247)	(7,709)	42,898
(Increase) decrease in inventories	(4,721)	9,555	9,664
Increase (decrease) in accounts payable	(2,134)	3,376	(22,402)
Increase (decrease) in accrued employment and benefit costs	(5,673)	(12,251)	13,822
Increase (decrease) in accrued insurance	(2,604)	3,127	(20,785)
Increase (decrease) in customer deposits and advances	(6,103)	(6,328)	(5,437)
(Increase) decrease in other current and noncurrent assets	2,470	1,479	19,121
Increase (decrease) in other current and noncurrent liabilities	3,888	(13)	4,185

Net cash provided by operating activities	132,786	155,797	246,551

Cash flows from investing activities:
Capital expenditures	(22,284)	(19,131)	(21,837)
Acquisitions of businesses	(3,195)	(14,500)	—
Proceeds from sale of property, plant and equipment	5,974	3,520	4,985

Net cash (used in) investing activities	(19,505)	(30,111)	(16,852)

Cash flows from financing activities:
Repayments of long-term borrowings	—	(256,510)	(177,821)
Proceeds from long-term borrowings	—	247,840	100,000
Issuance costs associated with long-term borrowings	—	(5,018)	(5,543)
Repayments of short-term borrowings	—	—	(110,000)
Net proceeds from issuance of Common Units	—	—	95,880
Partnership distributions	(120,636)	(118,263)	(106,740)

Net cash (used in) financing activities	(120,636)	(131,951)	(204,224)

Net (decrease) increase in cash and cash equivalents	(7,355)	(6,265)	25,475
Cash and cash equivalents at beginning of year	156,908	163,173	137,698

Cash and cash equivalents at end of year	$149,553	$156,908	$163,173

Supplemental disclosure of cash flow information:
Cash paid for interest	$24,584	$28,362	$39,153

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)

			Accumulated
			Other
	Number of		Compre-	Total
	Common	Common	hensive	Partners’	Comprehensive
	Units	Unitholders	(Loss) Income	Capital	Income (Loss)

Balance at September 27, 2008	32,725	$262,050	$(44,155)	$217,895

Net income		165,238		165,238	$165,238
Other comprehensive income:
Net unrealized losses on cash flow hedges			(4,079)	(4,079)	(4,079)
Reclassification of realized losses on cash flow hedges into earnings			3,088	3,088	3,088
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans			(16,142)	(16,142)	(16,142)

Total comprehensive income					$148,105

Partnership distributions		(106,740)		(106,740)
Common Units issued under Restricted Unit Plans	72
Sale of Common Units under public offering, net of offering expenses	2,431	95,880		95,880
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		2,396		2,396

Balance at September 26, 2009	35,228	$418,824	$(61,288)	$357,536

Net income		115,316		115,316	$115,316
Other comprehensive income:
Net unrealized losses on cash flow hedges			(5,706)	(5,706)	(5,706)
Reclassification of realized losses on cash flow hedges into earnings			3,597	3,597	3,597
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans			3,353	3,353	3,353
Recognition in earnings of net actuarial loss for pension settlement			2,818	2,818	2,818

Total comprehensive income					$119,378

Partnership distributions		(118,263)		(118,263)
Common Units issued under Restricted Unit Plans	90
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		4,005		4,005

Balance at September 25, 2010	35,318	$419,882	$(57,226)	$362,656

Net income		114,966		114,966	$114,966
Other comprehensive income:
Net unrealized losses on cash flow hedges			(1,177)	(1,177)	(1,177)
Reclassification of realized losses on cash flow hedges into earnings			2,881	2,881	2,881
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans			(4,394)	(4,394)	(4,394)

Total comprehensive income					$112,276

Partnership distributions		(120,636)		(120,636)
Common Units issued under Restricted Unit Plans	111
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		3,922		3,922

Balance at September 24, 2011	35,429	$418,134	$(59,916)	$358,218

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per unit amounts)
1. Partnership Organization and Formation
Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 35,428,855 Common Units outstanding at September 24, 2011. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), adopted on October 19, 2006 following approval by Common Unitholders at the Partnership’s Tri-Annual Meeting and as thereafter amended by the Board of Supervisors on July 31, 2007, pursuant to the authority granted to the Board in the Partnership Agreement. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.
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
The Partnership serves approximately 750,000 residential, commercial, industrial and agricultural customers from approximately 300 locations in 30 states. The Partnership’s operations are concentrated in the east and west coast regions of the United States, including Alaska. No single customer accounted for 10% or more of the Partnership’s revenues during fiscal 2011, 2010 or 2009.
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
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates have been made by management in the areas of self-insurance and litigation reserves, pension and other postretirement benefit liabilities and costs, valuation of derivative instruments, depreciation and amortization of long-lived assets, asset impairment assessments, tax valuation allowances and allowances for doubtful accounts. Actual results could differ from those estimates, making it reasonably possible that a material change in these estimates could occur in the near term.

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
On the date that futures, options and forward contracts are entered into, other than those designated as normal purchases or normal sales, the Partnership makes a determination as to whether the derivative instrument qualifies for designation as a hedge. Changes in the fair value of derivative instruments are recorded each period in current period earnings or other comprehensive income (“OCI”), depending on whether the derivative instrument is designated as a hedge and, if so, the type of hedge. For derivative instruments designated as cash flow hedges, the Partnership formally assesses, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in OCI to the extent effective and reclassified into earnings during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of cash flow hedges are recognized in earnings immediately. Changes in the fair value of derivative instruments that are not designated as cash flow hedges, and that do not meet the normal purchase and normal sale exemption, are recorded within earnings as they occur. Cash flows associated with derivative instruments are reported as operating activities within the consolidated statement of cash flows.
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

Buildings	40 Years
Building and land improvements	20-40 Years
Transportation equipment	3-20 Years
Storage facilities	7-40 Years
Office equipment	5-10 Years
Tanks and cylinders	15-40 Years
Computer software	3-7 Years
The weighted average estimated useful life of the Partnership’s tanks and cylinders is approximately 27 years.
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
Income Taxes. As discussed in Note 1, the Partnership structure consists of two limited partnerships, the Partnership and the Operating Partnership, and the Corporate Entities. For federal income tax purposes, as well as for state income tax purposes in the majority of the states in which the Partnership operates, the earnings attributable to the Partnership and the Operating Partnership are included in the tax returns of the individual partners. As a result, except for certain states that impose an income tax on partnerships, no income tax expense is reflected in the Partnership’s consolidated financial statements relating to the earnings of the Partnership and the Operating Partnership. The earnings attributable to the Corporate Entities are subject to federal and state income tax. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Common Unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership Agreement.
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
Loss Contingencies. In the normal course of business, the Partnership is involved in various claims and legal proceedings. The Partnership records a liability for such matters when it is probable that a loss has been incurred and the amounts can be reasonably estimated. The liability includes probable and estimable legal costs to the point in the legal matter where the Partnership believes a conclusion to the matter will be reached. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued.
Asset Retirement Obligations. Asset retirement obligations apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The Partnership has recognized asset retirement obligations for certain costs to remove and properly dispose of underground and aboveground fuel oil storage tanks and contractually mandated removal of leasehold improvements.
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
Costs and Expenses. The cost of products sold reported in the consolidated statements of operations represents the weighted average unit cost of propane, fuel oil and refined fuels, as well as the cost of natural gas and electricity sold, including transportation costs to deliver product from the Partnership’s supply points to storage or to the Partnership’s customer service centers. Cost of products sold also includes the cost of appliances, equipment and related parts sold or installed by the Partnership’s customer service centers computed on a basis that approximates the average cost of the products. Unrealized (non-cash) gains or losses from changes in the fair value of commodity derivative instruments that are not designated as cash flow hedges are recorded in each reporting period within cost of products sold. Cost of products sold is reported exclusive of any depreciation and amortization as such amounts are reported separately within the consolidated statements of operations.
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
Net Income Per Unit. Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plans, as defined below, to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plans. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 198,298, 238,589 and 180,789 units for fiscal 2011, 2010 and 2009, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.
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
Reclassifications and Revisions. Certain prior period amounts have been reclassified to conform with the current period presentation. In addition, other assets were increased by $654 and other liabilities were increased by $2,835, with a corresponding decrease of $2,181 to common unitholders as of September 27, 2008 to record an asset and a liability that were not included in the consolidated balance sheet in prior years.

Recently Issued Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update to provide guidance on achieving a consistent definition of and common requirements for fair value measurement and related disclosure requirements in US GAAP. The new guidance requires quantitative information about unobservable inputs, valuation processes and sensitivity analysis associated with fair value measurements categorized within Level 3 of the fair value hierarchy, and is effective prospectively during interim and annual periods beginning after December 15, 2011, which will be the second quarter of the Partnership’s 2012 fiscal year. Early adoption is not permitted. No material impact is expected on the Partnership’s consolidated financial position, results of operations and cash flows.
In June 2011, the FASB issued an accounting standard update to provide guidance on increasing the prominence of items reported in other comprehensive income. This update eliminates the option to present components of other comprehensive income as part of the statement of partners’ capital and requires that the total of comprehensive income, the components of net income and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Early adoption of this updated guidance is permitted, and it becomes effective retrospectively during interim and annual periods beginning after December 15, 2011, which will be the second quarter of the Partnership’s 2012 fiscal year. This update does not change the items that must be reported in other comprehensive income.
In September 2011, the FASB issued a revised accounting standard allowing companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, as a result of the qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a more detailed two-step goodwill impairment test would be performed to identify a potential goodwill impairment and measure the amount of loss to be recognized, if any. The standard will be effective for annual and interim goodwill impairment tests performed after December 31, 2011, with early adoption permitted. The adoption of this standard is not expected to impact the Partnership’s financial position, results of operations or cash flows.
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
The following summarizes the quarterly distributions per Common Unit declared and paid in respect of each of the quarters in the three fiscal years in the period ended September 24, 2011:

	Fiscal	Fiscal	Fiscal
	2011	2010	2009

First Quarter	$0.8525	$0.8350	$0.8100
Second Quarter	0.8525	0.8400	0.8150
Third Quarter	0.8525	0.8450	0.8250
Fourth Quarter	0.8525	0.8500	0.8300

4. Selected Balance Sheet Information
Inventories consist of the following:

	As of
	September 24,	September 25,
	2011	2010

Propane, fuel oil and refined fuels and natural gas	$64,601	$59,836
Appliances and related parts	1,306	1,211

	$65,907	$61,047

The Partnership enters into contracts to buy propane, fuel oil and natural gas for supply purposes. Such contracts generally have a term of one year subject to annual renewal, with costs based on market prices at the date of delivery.
Property, plant and equipment consist of the following:

	As of
	September 24,	September 25,
	2011	2010

Land and improvements	$27,904	$28,250
Buildings and improvements	82,639	80,072
Transportation equipment	19,067	22,959
Storage facilities	79,525	78,176
Equipment, primarily tanks and cylinders	485,859	481,423
Computer systems	47,718	44,705
Construction in progress	2,704	5,290

	745,416	740,875
Less: accumulated depreciation	407,291	390,455

	$338,125	$350,420

Depreciation expense for the fiscal 2011, 2010 and 2009 amounted to $32,368, $28,411 and $28,123, respectively. During fiscal 2011 and fiscal 2010, the Partnership recorded a $2,883 and $1,800 adjustment, respectively, to accelerate depreciation expense on certain assets taken out of service.
5. Goodwill and Other Intangible Assets
The Partnership’s fiscal 2011 and fiscal 2010 annual goodwill impairment review resulted in no adjustments to the carrying amount of goodwill. During fiscal 2009, the Partnership reversed $1,385 of the deferred tax asset valuation allowance, respectively, which was established through purchase accounting, as a reduction to goodwill. This adjustment resulted from the utilization of a portion of the net operating losses established in purchase accounting. As a result of the adoption of revised accounting guidance concerning business combinations at the beginning of fiscal 2010, future reversals of the deferred tax asset valuation allowance will be reflected as a reduction of income tax expense.

The changes in carrying value of goodwill assigned to the Partnership’s operating segments are as follows:

		Fuel oil and	Natural gas
	Propane	refined fuels	and electricity	Total
Balance as of September 25, 2010
Goodwill	$264,906	$10,900	$7,900	$283,706
Accumulated adjustments	—	(6,462)	—	(6,462)

	$264,906	$4,438	$7,900	$277,244

Balance as of September 24, 2011
Goodwill	$265,313	$10,900	$7,900	$284,113
Accumulated adjustments	—	(6,462)	—	(6,462)

	$265,313	$4,438	$7,900	$277,651

Goodwill acquired during fiscal 2011	$407	$—	$—	$407
Other intangible assets consist of the following:

	As of
	September 24,	September 25,
	2011	2010

Customer lists	$26,523	$25,761
Non-compete agreements	3,756	3,156
Tradenames	1,499	1,499
Other	1,967	1,967

	33,745	32,383

Less: accumulated amortization
Customer lists	(15,036)	(12,671)
Non-compete agreements	(760)	(107)
Tradenames	(1,162)	(1,012)
Other	(709)	(617)

	(17,667)	(14,407)

	$16,078	$17,976

Aggregate amortization expense related to other intangible assets for fiscal 2011, 2010 and 2009 was $3,260, $2,423 and $2,220, respectively. Aggregate amortization expense for each of the five succeeding fiscal years related to other intangible assets held as of September 24, 2011 is as follows: 2012 — $2,834; 2013 — $2,676; 2014 — $2,341; 2015 — $2,180 and 2016 — $1,690.
6. Income Taxes
For federal income tax purposes, as well as for state income tax purposes in the majority of the states in which the Partnership operates, the earnings attributable to the Partnership, as a separate legal entity, and the Operating Partnership are not subject to income tax at the partnership level. With the exception of those states that impose an entity-level income tax on partnerships, the taxable income or loss attributable to the Partnership, as a separate legal entity, and to the Operating Partnership, which may vary substantially from the income (loss) before income taxes reported by the Partnership in the consolidated statement of operations, are includable in the federal and state income tax returns of the individual partners. The aggregate difference in the basis of the Partnership’s net assets for financial and tax reporting purposes cannot be readily determined as the Partnership does not have access to each partner’s basis in the Partnership.

As described in Note 1 and Note 2, the earnings of the Corporate Entities are subject to corporate level federal and state income tax. However, based upon past performance, the Corporate Entities are currently reporting an income tax provision composed primarily of alternative minimum tax and state income taxes in the few states that impose taxes on partnerships. A full valuation allowance has been provided against the deferred tax assets based upon an analysis of all available evidence, both negative and positive at the balance sheet date, which, taken as a whole, indicates that it is more likely than not that sufficient future taxable income will not be available to utilize the assets. Management’s periodic reviews include, among other things, the nature and amount of the taxable income and expense items, the expected timing when assets will be used or liabilities will be required to be reported and the reliability of historical profitability of businesses expected to provide future earnings. Furthermore, management considered tax-planning strategies it could use to increase the likelihood that the deferred assets will be realized.
The income tax provision of all the legal entities included in the Partnership’s consolidated statement of operations consists of the following:

	Year Ended
	September 24,	September 25,	September 26,
	2011	2010	2009

Current
Federal	$135	$177	$173
State and local	749	1,005	928

	884	1,182	1,101

Deferred	—	—	1,385

	$884	$1,182	$2,486

The provision for income taxes differs from income taxes computed at the United States federal statutory rate as a result of the following:

	Year Ended
	September 24,	September 25,	September 26,
	2011	2010	2009

Income tax provision at federal statutory tax rate	$40,548	$40,361	$58,704
Impact of Partnership income not subject to federal income taxes	(39,952)	(38,808)	(56,294)
Permanent differences	239	2,051	719
Change in valuation allowance	(454)	(4,806)	(2,048)
State income taxes	492	2,247	1,262
Other	11	137	143

Provision for income taxes — current and deferred	$884	$1,182	$2,486

The components of net deferred taxes and the related valuation allowance using currently enacted tax rates are as follows:

	As of
	September 24,	September 25,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$32,938	$33,214
Allowance for doubtful accounts	1,323	713
Inventory	658	1,423
Intangible assets	1,201	1,362
Deferred revenue	1,303	1,408
Derivative instruments	71	700
AMT credit carryforward	1,086	925
Other accruals	1,936	1,726

Total deferred tax assets	40,516	41,471

Deferred tax liabilities:
Property, plant and equipment	314	815

Total deferred tax liabilities	314	815

Net deferred tax assets	40,202	40,656
Valuation allowance	(40,202)	(40,656)

Net deferred tax assets	$—	$—

7. Long-Term Borrowings
Long-term borrowings consist of the following:

	As of
	September 24,	September 25,
	2011	2010
7.375% senior notes, due March 15, 2020, net of unamortized discount of $1,831 and $2,047, respectively	$248,169	$247,953
Revolving Credit Agreement, due June 25, 2013	100,000	100,000

	$348,169	$347,953

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

On June 26, 2009, the Operating Partnership executed a Credit Agreement (the “Credit Agreement”) to provide a four-year $250,000 revolving credit facility (the “Revolving Credit Facility”). The Credit Agreement replaced the Operating Partnership’s previous credit facility, which provided for a $108,000 term loan (the “Term Loan”) and a separate $175,000 working capital facility both of which, as amended, were scheduled to mature in March 2010. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions until maturity on June 25, 2013. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. At closing, the Operating Partnership borrowed $100,000 under the Revolving Credit Facility and, along with cash on hand, repaid the $108,000 then outstanding under the Term Loan and terminated the previous credit facility. In addition, the Partnership has standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $54,856 primarily in support of retention levels under its self-insurance programs, which expire periodically through April 15, 2012. Therefore, as of September 24, 2011 the Partnership had available borrowing capacity of $95,144 under the Revolving Credit Facility.
Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus 1/2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of September 24, 2011, the interest rate for the Revolving Credit Facility was approximately 3.25%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.
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
On July 31, 2009, the Operating Partnership entered into an interest rate swap agreement with an effective date of March 31, 2010 and termination date of June 25, 2013. Under the interest rate swap agreement, the Operating Partnership will pay a fixed interest rate of 3.12% to the issuing lender on the notional principal amount outstanding, effectively fixing the LIBOR portion of the interest rate at 3.12%. In return, the issuing lender will pay to the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. This interest rate swap agreement replaced the previous interest rate swap agreement which terminated on March 31, 2010. The interest rate swaps have been designated as a cash flow hedge.
The Revolving Credit Facility and the 2020 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Revolving Credit Facility contains certain financial covenants (a) requiring the Partnership’s consolidated interest coverage ratio, as defined, to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined, of the Partnership from being greater than 4.5 to 1.0 as of the end of any fiscal quarter; and (c) prohibiting the Operating Partnership’s senior secured consolidated leverage ratio, as defined, from being greater than 3.0 to 1.0 as of the end of any fiscal quarter. Under the indenture governing the 2020 Senior Notes, the Partnership is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the 2020 Senior Notes and the Revolving Credit Facility as of September 24, 2011.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, long-term borrowings are capitalized within other assets and amortized on a straight-line basis over the term of the respective debt agreements. Other assets at September 24, 2011 and September 25, 2010 include debt origination costs with a net carrying amount of $7,207 and $9,157, respectively.
The aggregate amounts of long-term debt maturities subsequent to September 24, 2011 are as follows: 2012: $-0-; 2013: $100,000; 2014: $-0-; 2015: $-0-; and thereafter: $250,000.
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
Restricted Unit Plans. In fiscal 2000 and fiscal 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan and 2009 Restricted Unit Plan (collectively, the “Restricted Unit Plans”), respectively, which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership. The total number of Common Units authorized for issuance under the Restricted Unit Plans was 1,906,971 as of September 24, 2011. Unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, Restricted Units issued under the Restricted Unit Plans vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the grant date. The Restricted Unit Plans participants are not eligible to receive quarterly distributions on, or vote their respective restricted units until vested. Restricted units cannot be sold or transferred prior to vesting. The value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period. Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plans. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

The following is a summary of activity in the Restricted Unit Plans:

		Weighted Average
		Grant Date Fair
	Units	Value Per Unit
Outstanding September 27, 2008	446,515	$30.57
Granted	68,799	18.10
Forfeited	(28,382)	(31.92)
Vested	(71,637)	(27.81)

Outstanding September 26, 2009	415,295	28.89
Granted	160,771	32.11
Forfeited	(4,693)	(30.31)
Vested	(90,106)	(30.37)

Outstanding September 25, 2010	481,267	29.67
Granted	136,241	39.54
Forfeited	(21,290)	(33.05)
Vested	(110,795)	(27.82)

Outstanding September 24, 2011	485,423	$32.71

As of September 24, 2011, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $6,320. Compensation cost associated with the unvested awards is expected to be recognized over a weighted-average period of 1.8 years. Compensation expense for the Restricted Unit Plans for fiscal 2011, 2010 and 2009 was $3,922, $4,005 and $2,396, respectively.
Long-Term Incentive Plan. The Partnership has a non-qualified, unfunded long-term incentive plan for officers and key employees (the “LTIP”) which provides for payment, in the form of cash, for an award of equity-based compensation at the end of a three-year performance period. The level of compensation earned under the LTIP is based on the market performance of the Partnership’s Common Units on the basis of total return to Unitholders (“TRU”) compared to the TRU of a predetermined peer group comprised of other publicly traded partnerships (master limited partnerships), as approved by the Compensation Committee of the Partnership’s Board of Supervisors, over the same three-year performance period. Compensation expense, which includes adjustments to previously recognized compensation expense for current period changes in the fair value of unvested awards, for fiscal 2011, 2010 and 2009 was $1,504, $3,058 and $3,402, respectively. The cash payouts in fiscal 2011, 2010 and 2009, which related to the fiscal 2008, 2007 and 2006 awards, were $2,697, $2,741 and $2,720, respectively.
9. Employee Benefit Plans
Defined Contribution Plan. The Partnership has an employee Retirement Savings and Investment Plan (the “401(k) Plan”) covering most employees. Employer matching contributions relating to the 401(k) Plan are a percentage of the participating employees’ elective contributions. The percentage of the Partnership’s contributions are based on a sliding scale depending on the Partnership’s achievement of annual performance targets. These contributions totaled $1,201, $2,504 and $5,676 for fiscal 2011, 2010 and 2009, respectively.
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

Contributions, as needed, are made to a trust maintained by the Partnership. Contributions to the defined benefit pension plan are made by the Partnership in accordance with the Employee Retirement Income Security Act of 1974 minimum funding standards plus additional amounts made at the discretion of the Partnership, which may be determined from time to time. There were no minimum funding requirements for the defined benefit pension plan for fiscal 2011, 2010 or 2009. During the last decade, cash balance plans came under increased scrutiny which resulted in litigation pertaining to the cash balance feature and the Internal Revenue Service (“IRS”) issued additional regulations governing these types of plans. In fiscal 2010, the IRS completed its review of the Partnership’s defined benefit pension plan and issued a favorable determination letter pertaining to the cash balance formula. However, there can be no assurances that future legislative developments will not have an adverse effect on the Partnership’s results of operations or cash flows.
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

Projected Benefit Obligation, Fair Value of Plan Assets and Funded Status. The following tables provide a reconciliation of the changes in the benefit obligations and the fair value of the plan assets for fiscal 2011 and 2010 and a statement of the funded status for both years. Under the Partnership’s cash balance defined benefit pension plan, the accumulated benefit obligation and the projected benefit obligation are the same.

			Retiree Health and Life
	Pension Benefits		Benefits
	2011	2010	2011	2010
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$157,626	$157,187	$20,932	$21,127
Service cost	—	—	7	7
Interest cost	6,822	7,503	855	1,013
Actuarial loss	9,165	9,059	631	285
Lump sum benefits paid	(6,365)	(7,889)	—	—
Ordinary benefits paid	(8,129)	(8,234)	(1,530)	(1,500)

Benefit obligation at end of year	$159,119	$157,626	$20,895	$20,932

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$139,889	$140,055	$—	$—
Actual return on plan assets	7,503	15,957	—	—
Employer contributions	—	—	1,530	1,500
Lump-sum benefits paid	(6,365)	(7,889)	—	—
Ordinary benefits paid	(8,129)	(8,234)	(1,530)	(1,500)

Fair value of plan assets at end of year	$132,898	$139,889	$—	$—

Funded status:
Funded status at end of year	$(26,221)	$(17,737)	$(20,895)	$(20,932)

Amounts recognized in consolidated balance sheets consist of:
Net amount recognized at end of year	$(26,221)	$(17,737)	$(20,895)	$(20,932)
Less: Current portion	—	—	1,669	1,620

Non-current benefit liability	$(26,221)	$(17,737)	$(19,226)	$(19,312)

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Actuarial net (loss) gain	$(59,502)	$(56,267)	$1,825	$2,492
Prior service credits	—	—	2,358	2,848

Net amount recognized in accumulated other comprehensive (loss) income	$(59,502)	$(56,267)	$4,183	$5,340

Amounts recognized in other comprehensive income consisted of net actuarial losses of $7,957 and $1,181 for pension benefits for fiscal 2011 and 2010, respectively. Amounts recognized in other comprehensive income consisted of net actuarial losses of $631 and $285 for other postretirement benefits for fiscal 2011 and 2010, respectively. The losses (gains) in accumulated other comprehensive loss as of September 24, 2011 that are expected to be recognized as components of net periodic benefit costs during fiscal 2012 are $5,271 and $(465) for pension and other postretirement benefits, respectively.
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

The following table presents the actual allocation of assets held in trust as of September 24, 2011 and September 25, 2010:

	2011	2010

Fixed income securities	88%	86%
Equity securities	12%	14%

	100%	100%

The fair values of the Partnership’s pension plan assets are measured using Level 2 inputs. The assets of the defined benefit pension plan have no significant concentration of risk and there are no restrictions on these investments.
The following table describes the measurement of the Partnership’s pension plan assets by asset category:

	As of September 24,	As of September 25,
	2011	2010
Short term investments (1)	$1,439	$1,259

Equity securities: (1) (2)
Domestic	10,823	13,042
International	5,342	6,563

Fixed income securities (1) (3)	115,294	119,025

	$132,898	$139,889

(1)	Includes funds which are not publicly traded and are valued at the net asset value of the units provided by the fund issuer.

(2)	Includes funds which invest primarily in a diversified portfolio of publicly traded US and Non-US common stock.

(3)	Includes funds which invest primarily in publicly traded and non-publicly traded, investment grade corporate bonds, U.S. government bonds and asset-backed securities.
Projected Contributions and Benefit Payments. There are no projected minimum funding requirements under the Partnership’s defined benefit pension plan for fiscal 2012. Estimated future benefit payments for both pension and retiree health and life benefits are as follows:

		Retiree
	Pension	Health and Life
Fiscal Year	Benefits	Benefits
2012	$27,452	$1,669
2013	13,804	1,603
2014	13,303	1,540
2015	12,494	1,466
2016	12,079	1,382
2017 through 2021	51,118	5,553
Estimated future pension benefit payments assumes that age 65 or older active and non-active eligible participants in the pension plan that had not received a benefit payment prior to fiscal 2012 will elect a benefit payment in fiscal 2012. In addition, for all periods presented, estimated future pension benefit payments assumes that participants will elect a lump sum payment in the fiscal year that the participant becomes eligible to receive benefits.

Effect on Operations. The following table provides the components of net periodic benefit costs included in operating expenses for fiscal 2011, 2010 and 2009:

	Pension Benefits			Retiree Health and Life Benefits
	2011	2010	2009	2011	2010	2009

Service cost	$—	$—	$—	$7	$7	$4
Interest cost	6,822	7,503	9,487	855	1,013	1,381
Expected return on plan assets	(6,295)	(8,080)	(9,205)	—	—	—
Amortization of prior service credit	—	—	—	(490)	(490)	(490)
Settlement charge	—	2,818	—	—	—	—
Recognized net actuarial loss	4,721	5,374	4,050	(35)	(65)	(312)

Net periodic benefit costs	$5,248	$7,615	$4,332	$337	$465	$583

During fiscal 2010, lump sum pension settlement payments to either terminated or retired individuals amounted to $7,889, which exceeded the settlement threshold (combined service and interest costs of net periodic pension cost) of $7,503 for fiscal 2010, and as a result, the Partnership was required to recognize a non-cash settlement charge of $2,818 during fiscal 2010. The non-cash charge was required to accelerate recognition of a portion of cumulative unamortized losses in the defined benefit pension plan. During fiscal 2011 and 2009, the amount of the pension benefit obligation settled through lump sum payments did not exceed the settlement threshold; therefore, a settlement charge was not required to be recognized in either of those fiscal years.
Actuarial Assumptions. The assumptions used in the measurement of the Partnership’s benefit obligations as of September 24, 2011 and September 25, 2010 are shown in the following table:

			Retiree Health and
	Pension Benefits		Life Benefits
	2011	2010	2011	2010

Weighted-average discount rate	4.375%	4.750%	4.000%	4.250%
Average rate of compensation increase	n/a	n/a	n/a	n/a
The assumptions used in the measurement of net periodic pension benefit and postretirement benefit costs for fiscal 2011, 2010 and 2009 are shown in the following table:

	Pension Benefits			Retiree Health and Life Benefits
	2011	2010	2009	2011	2010	2009

Weighted-average discount rate	4.750%	5.125%	7.625%	4.250%	5.000%	7.625%
Average rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average expected long-term rate of return on plan assets	5.000%	6.250%	7.390%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	7.950%	8.150%	9.000%
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

The 7.74% increase in health care costs assumed at September 24, 2011 is assumed to decrease gradually to 4.48% in fiscal 2028 and to remain at that level thereafter. An increase or decrease of the assumed health care cost trend rates by 1.0% in each year would have no material impact to the Partnership’s benefit obligation as of September 24, 2011 nor the aggregate of service and interest components of net periodic postretirement benefit expense for fiscal 2011. The Partnership has concluded that the prescription drug benefits within the retiree medical plan do not entitle the Partnership to an available Medicare subsidy.
10. Financial Instruments and Risk Management
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
The following summarizes the fair value of the Partnership’s derivative instruments and their location in the consolidated balance sheet as of September 24, 2011 and September 25, 2010, respectively:

	As of September 24, 2011		As of September 25, 2010
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity options	Other current assets	$3,710	Other current assets	$2,601
	Other assets	612	Other assets	—

Commodity futures	Other current assets	1,132	Other current assets	22

		$5,454		$2,623

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	$2,662	Other current liabilities	$2,740
	Other liabilities	1,934	Other liabilities	3,561

		$4,596		$6,301

Derivatives not designated as hedging instruments:
Commodity options	Other current liabilities	$2,407	Other current liabilities	$641
	Other liabilities	69	Other liabilities	—

Commodity futures	Other current liabilities	—	Other current liabilities	1,838

		$2,476		$2,479

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant
	Unobservable Inputs (Level 3)
	Fiscal 2011		Fiscal 2010
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$1,509	$30	$1,675	$844
Beginning balance realized during the period	(1,509)	(30)	(1,434)	(844)
Change in the fair value of beginning balance	—	—	(241)	—
Contracts purchased during the period	1,780	118	1,509	30

Ending balance of over-the-counter options	$1,780	$118	$1,509	$30

As of September 24, 2011, the Partnership’s outstanding commodity-related derivatives were scheduled to mature during the following 15 months, and have a weighted average maturity of approximately 4 months. As of September 25, 2010, the Partnership’s outstanding commodity-related derivatives were scheduled to mature during fiscal 2011, and had a weighted average maturity of approximately 3 months.
The effect of the Partnership’s derivative instruments on the consolidated statement of operations for fiscal 2011, 2010 and 2009 are as follows:

	Amount of Gains	Gains (Losses) Reclassified from
	(Losses) Recognized in	Accumulated OCI into Income
	OCI	(Effective Portion)
Derivatives in Cash Flow Hedging Relationships:	(Effective Portion)	Location	Amount

Fiscal 2011
Interest rate swap	$(1,177)	Interest expense	$(2,881)

Fiscal 2010
Interest rate swap	$(5,706)	Interest expense	$(3,597)

Fiscal 2009
Interest rate swap	$(4,079)	Interest expense	$(3,088)

		Amount of
		Unrealized
	Location of Gains	Gains (Losses)
	(Losses) Recognized in	Recognized in
Derivatives Not Designated as Hedging Instruments:	Income	Income

Fiscal 2011
Options	Cost of products sold	$(1,517)
Futures	Cost of products sold	2,948

		$1,431

Fiscal 2010
Options	Cost of products sold	$(1,275)
Futures	Cost of products sold	(4,125)

		$(5,400)

Fiscal 2009
Options	Cost of products sold	$(589)
Futures	Cost of products sold	2,302

		$1,713

Credit Risk. The Partnership’s principal customers are residential and commercial end users of propane and fuel oil and refined fuels served by approximately 300 locations in 30 states. No single customer accounted for more than 10% of revenues during fiscal 2011, 2010 or 2009 and no concentration of receivables exists as of September 24, 2011 or September 25, 2010. During fiscal 2011, 2010 and 2009, three suppliers provided approximately 37%, 38% and 40%, respectively, of the Partnership’s total propane supply. The Partnership believes that, if supplies from any of these three suppliers were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations.
Exchange-traded futures and options contracts are traded on and guaranteed by the New York Mercantile Exchange (the “NYMEX”) and as a result, have minimal credit risk. Futures contracts traded with brokers of the NYMEX require daily cash settlements in margin accounts. The Partnership is subject to credit risk with over- the-counter option contracts entered into with various third parties to the extent the counterparties do not perform. The Partnership evaluates the financial condition of each counterparty with which it conducts business and establishes credit limits to reduce exposure to credit risk based on non-performance. The Partnership does not require collateral to support the contracts.
Bank Debt and Senior Notes. The fair value of the Revolving Credit Facility approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions. Based upon quoted market prices, the fair value of the Partnership’s 2020 Senior Notes was $248,500 as of September 24, 2011.
11. Commitments and Contingencies
Commitments. The Partnership leases certain property, plant and equipment, including portions of the Partnership’s vehicle fleet, for various periods under noncancelable leases. Rental expense under operating leases was $18,868, $17,561 and $17,254 for fiscal 2011, 2010 and 2009, respectively.
Future minimum rental commitments under noncancelable operating lease agreements as of September 24, 2011 are as follows:

Minimum
Lease
Fiscal Year	Payments
2012	$15,836
2013	13,346
2014	11,540
2015	8,480
2016	4,993
2017 and thereafter	4,709
Contingencies.
Self Insurance. As described in Note 2, the Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At September 24, 2011 and September 25, 2010, the Partnership had accrued liabilities of $52,841 and $55,445, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $17,513 and $17,990 as of September 24, 2011 and September 25, 2010, respectively.
Legal Matters. As described in Note 2, the Partnership’s operations are subject to all operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. The Partnership has been, and will continue to be, a defendant in various legal proceedings and litigation arising in the ordinary course of business, both as a result of these operating hazards and risks, and as a result of other aspects of its business. In this regard, the Partnership currently is a defendant in putative suits in several states. The complaints allege a number of claims, including as to the Partnership’s pricing, fee disclosure and tank ownership, under various consumer statutes, the Uniform Commercial Code, common law and antitrust law. Based on the nature of the allegations under these suits, the Partnership believes that the suits are without merit and are the Partnership is contesting each of these suits vigorously. With respect to the pending putative suits, other than for legal defense fees and expenses based on the merits of the allegations, a liability for a loss contingency is not required.

12. Guarantees
The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2018. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $9,686. The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 24, 2011 and September 25, 2010.
13. Public Offerings
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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Year Ended
	September 24,	September 25,	September 26,
	2011	2010	2009
Revenues:
Propane	$929,492	$885,459	$864,012
Fuel oil and refined fuels	139,572	135,059	159,596
Natural gas and electricity	84,721	77,587	76,832
All other	36,767	38,589	42,714

Total revenues	$1,190,552	$1,136,694	$1,143,154

Operating income:
Propane	$203,567	$230,717	$268,969
Fuel oil and refined fuels	11,140	11,589	17,950
Natural gas and electricity	11,667	11,629	12,791
All other	(13,750)	(17,995)	(16,346)
Corporate	(69,396)	(82,572)	(72,749)

Total operating income	143,228	153,368	210,615

Reconciliation to net income:
Loss on debt extinguishment	—	9,473	4,624
Interest expense, net	27,378	27,397	38,267
Provision for income taxes	884	1,182	2,486

Net income	$114,966	$115,316	$165,238

Depreciation and amortization:
Propane	$19,525	$17,505	$15,951
Fuel oil and refined fuels	4,139	3,277	4,253
Natural gas and electricity	897	970	1,008
All other	111	261	436
Corporate	10,956	8,821	8,695

Total depreciation and amortization	$35,628	$30,834	$30,343

	As of
	September 24,	September 25,
	2011	2010
Assets:
Propane	$706,008	$693,699
Fuel oil and refined fuels	44,973	57,681
Natural gas and electricity	18,675	21,552
All other	3,719	3,042
Corporate	183,084	194,940

Total assets	$956,459	$970,914

INDEX TO FINANCIAL STATEMENT SCHEDULE
SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Page
Schedule II	Valuation and Qualifying Accounts — Years Ended September 24, 2011, September 25, 2010 and September 26, 2009	S-2

S-1

SCHEDULE II
SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged			Balance
	Beginning	(credited) to Costs	Other		at End
	of Period	and Expenses	Additions	Deductions (a)	of Period

Year Ended September 26, 2009

Allowance for doubtful accounts	$6,578	$3,284	$—	$(5,488)	$4,374
Valuation allowance for deferred tax assets	48,895	(2,048)	—	(1,385)	45,462

Year Ended September 25, 2010

Allowance for doubtful accounts	$4,374	$5,141	$—	$(4,112)	$5,403
Valuation allowance for deferred tax assets	45,462	(4,806)	—	—	40,656

Year Ended September 24, 2011

Allowance for doubtful accounts	$5,403	$5,598	$—	$(4,041)	$6,960
Valuation allowance for deferred tax assets	40,656	(454)	—	—	40,202

(a)	Represents amounts that did not impact earnings.

S-2