Form 10-Q
period 2011-12-24
SUBURBAN PROPANE PARTNERS LP
filed 2012-02-02
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 24, 2011

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

Some of these Forward-Looking Statements are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Reference is also made to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 24, 2011. On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings with the SEC, press releases or oral statements made by or with the approval of one of the Partnership’s authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking Statements, which reflect management’s view only as of the date made. The Partnership undertakes no obligation to update any Forward-Looking Statement or Cautionary Statement except as otherwise required by law. All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30,	September 30,
	December 24, 2011	September 24, 2011
ASSETS
Current assets:
Cash and cash equivalents	$89,290	$149,553
Accounts receivable, less allowance for doubtful accounts of $5,978 and $6,960, respectively	107,211	66,630
Inventories	87,482	65,907
Other current assets	13,384	15,732

Total current assets	297,367	297,822
Property, plant and equipment, net	335,913	338,125
Goodwill	277,651	277,651
Other assets	41,199	42,861

Total assets	$952,130	$956,459

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$54,692	$37,456
Accrued employment and benefit costs	12,603	22,951
Customer deposits and advances	50,498	57,476
Other current liabilities	35,781	33,631

Total current liabilities	153,574	151,514
Long-term borrowings	348,223	348,169
Accrued insurance	41,431	42,891
Other liabilities	54,267	55,667

Total liabilities	597,495	598,241

Commitments and contingencies

Partners’ capital:
Common Unitholders (35,497 and 35,429 units issued and outstanding at December 24, 2011 and September 24, 2011, respectively)	412,343	418,134
Accumulated other comprehensive loss	(57,708)	(59,916)

Total partners’ capital	354,635	358,218

Total liabilities and partners’ capital	$952,130	$956,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	September 30,	September 30,
	Three Months Ended
	December 24,	December 25,
	2011	2010
Revenues
Propane	$240,356	$259,401
Fuel oil and refined fuels	30,981	38,402
Natural gas and electricity	18,051	18,968
All other	10,498	11,536

	299,886	328,307
Costs and expenses
Cost of products sold	183,574	186,504
Operating	65,942	69,077
General and administrative	12,295	14,205
Depreciation and amortization	7,785	8,180

	269,596	277,966

Operating income	30,290	50,341
Interest expense, net	6,838	6,846

Income before provision for income taxes	23,452	43,495
Provision for income taxes	220	366

Net income	$23,232	$43,129

Income per Common Unit — basic	$0.65	$1.22

Weighted average number of Common Units outstanding — basic	35,572	35,464

Income per Common Unit — diluted	$0.65	$1.21

Weighted average number of Common Units outstanding — diluted	35,777	35,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	September 30,	September 30,
	Three Months Ended
	December 24,	December 25,
	2011	2010
Cash flows from operating activities:
Net income	$23,232	$43,129
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	7,785	8,180
Other, net	1,712	1,574
Changes in assets and liabilities:
Accounts receivable	(40,581)	(55,979)
Inventories	(21,575)	(14,681)
Other current and noncurrent assets	2,696	1,244
Accounts payable	17,236	25,103
Accrued employment and benefit costs	(10,348)	(9,385)
Customer deposits and advances	(6,978)	(10,609)
Accrued insurance	(450)	858
Other current and noncurrent liabilities	1,948	5,708

Net cash (used in) operating activities	(25,323)	(4,858)

Cash flows from investing activities:
Capital expenditures	(5,405)	(5,763)
Acquisition of business	—	(2,456)
Proceeds from sale of property, plant and equipment	691	1,829

Net cash (used in) investing activities	(4,714)	(6,390)

Cash flows from financing activities:
Partnership distributions	(30,226)	(30,062)

Net cash (used in) financing activities	(30,226)	(30,062)

Net (decrease) in cash and cash equivalents	(60,263)	(41,310)
Cash and cash equivalents at beginning of period	149,553	156,908

Cash and cash equivalents at end of period	$89,290	$115,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Number of Common Units	Common Unitholders	Accumulated Other Comprehensive (Loss)	Total Partners’ Capital	Comprehensive Income
Balance at September 24, 2011	35,429	$418,134	$(59,916)	$358,218
Net income		23,232		23,232	$23,232
Other comprehensive income:
Unrealized gains on cash flow hedges			317	317	317
Reclassification of realized losses on cash flow hedges into earnings			695	695	695
Amortization of net actuarial losses and prior service credits into earnings			1,196	1,196	1,196

Comprehensive income					$25,440

Partnership distributions		(30,226)		(30,226)
Common Units issued under Restricted Unit Plans	68
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		1,203		1,203

Balance at December 24, 2011	35,497	$412,343	$(57,708)	$354,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per unit amounts)

(unaudited)

1. Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 35,497,460 Common Units outstanding at December 24, 2011. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The Partnership’s fuel oil and refined fuels, natural gas and electricity and services businesses are structured as corporate entities (collectively referred to as the “Corporate Entities”) and, as such, are subject to corporate level federal and state income tax.

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). They include all adjustments that the Partnership considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 24, 2011. Due to the seasonal nature of the Partnership’s operations, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

On the date that derivative instruments are entered into, the Partnership makes a determination as to whether the derivative instrument qualifies for designation as a hedge. Changes in the fair value of derivative instruments are recorded each period in current period earnings or other comprehensive income (“OCI”), depending on whether the derivative instrument is designated as a hedge and, if so, the type of hedge. For derivative instruments designated as cash flow hedges, the Partnership formally assesses, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in OCI to the extent effective and reclassified into earnings during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of cash flow hedges are recognized in earnings immediately. Changes in the fair value of derivative instruments that are not designated as cash flow hedges, and that do not meet the normal purchase and normal sale exemption, are recorded within earnings as they occur. Cash flows associated with derivative instruments are reported as operating activities within the condensed consolidated statement of cash flows.

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

The following summarizes the gross fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheet as of December 24, 2011 and September 24, 2011, respectively:

	September 30,	September 30,	September 30,	September 30,
	As of December 24, 2011		As of September 24, 2011
Asset Derivatives	Location	Fair Value	Location	Fair Value

Derivatives not designated as hedging instruments:
Commodity options	Other current assets	$3,131	Other current assets	$3,710
	Other assets	178	Other assets	612

Commodity futures	Other current assets	320	Other current assets	1,132

		$3,629		$5,454

	September 30,	September 30,	September 30,	September 30,
Liability Derivatives	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	$1,128	Other current liabilities	$2,662
	Other liabilities	2,456	Other liabilities	1,934

		$3,584		$4,596

Derivatives not designated as hedging instruments:
Commodity options	Other current liabilities	$1,036	Other current liabilities	$2,407
	Other liabilities	16	Other liabilities	69

Commodity futures	Other current liabilities	774	Other current liabilities	—

		$1,826		$2,476

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	September 30,	September 30,	September 30,	September 30,
	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three Months Ended December 24, 2011		Three Months Ended December 25, 2010
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$1,780	$118	$1,509	$29
Beginning balance realized during the period	(54)	—	—	—
Contracts purchased during the period	181	—	—	—
Change in the fair value of beginning balance	(508)	(30)	(101)	(29)

Ending balance of over-the-counter options	$1,399	$88	$1,408	$—

As of December 24, 2011 and September 24, 2011, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately 3 months and 4 months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statement of operations for the three months ended December 24, 2011 and December 25, 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three months ended December 24, 2011			Three months ended December 25, 2010
Derivatives in Cash Flow Hedging Relationships	Gains (Losses) Recognized in OCI (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)		Gains (Losses) Recognized in OCI (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
		Location	Amount		Location	Amount

Interest rate swap	$317	Interest expense	$(695)	$578	Interest expense	$(723)

	$317		$(695)	$578		$(723)

	September 30,	September 30,	September 30,	September 30,
Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income	Amount of Unrealized Gains (Losses) Recognized in Income	Location of Gains (Losses) Recognized in Income	Amount of Unrealized Gains (Losses) Recognized in Income
Options	Cost of products sold	$538	Cost of products sold	$33
Futures	Cost of products sold	(1,586)	Cost of products sold	(1,606)

		$(1,048)		$(1,573)

Bank Debt and Senior Notes. The fair value of the Revolving Credit Facility (defined below) approximates the carrying value since the interest rates are periodically adjusted to reflect market conditions. Based upon quoted market prices, the fair value of the Partnership’s 2020 senior notes was $261,563 and $248,500 as of December 24, 2011 and September 24, 2011, respectively.

4. Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	September 30,	September 30,
	As of
	December 24,	September 24,
	2011	2011

Propane, fuel oil and refined fuels and natural gas	$86,054	$64,601
Appliances and related parts	1,428	1,306

	$87,482	$65,907

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

	September 30,	September 30,
	As of
	December 24,	September 24,
	2011	2011
Propane	$265,313	$265,313
Fuel oil and refined fuels	4,438	4,438
Natural gas and electricity	7,900	7,900

	$277,651	$277,651

6. Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and restricted units granted under the restricted unit plans to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under the restricted unit plans. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 205,790 and 218,407 units for the three months ended December 24, 2011 and December 25, 2010, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

7. Long-Term Borrowings

Long-term borrowings consist of the following:

	September 30,	September 30,
	As of
	December 24,	September 24,
	2011	2011
7.375% senior notes, due March 15, 2020, net of unamortized discount of $1,777 and $1,831, respectively	$248,223	$248,169
Revolving credit facility, due June 25, 2013	100,000	100,000

	$348,223	$348,169

On March 23, 2010, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corporation, issued $250,000 in aggregate principal amount of 7.375% senior notes due 2020 (the “2020 Senior Notes”). The 2020 Senior Notes were issued at 99.136% of the principal amount. The Partnership’s obligations under the 2020 Senior Notes are unsecured and rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The 2020 Senior Notes are structurally subordinated to, which means they rank effectively behind, any debt and other liabilities of the Operating Partnership. The 2020 Senior Notes mature on March 15, 2020 and require semi-annual interest payments in March and September. The Partnership is permitted to redeem some or all of the 2020 Senior Notes any time at redemption prices specified in the indenture governing the 2020 Senior Notes. In addition, the 2020 Senior Notes have a change of control provision that would require the Partnership to offer to repurchase the notes at 101% of the principal amount repurchased, if a change of control as defined in the indenture occurs and is followed by a rating decline (a decrease in the rating of the notes by either Moody’s Investors Service or Standard and Poor’s Rating Group by one or more gradations) within 90 days of the consummation of the change of control.

The Operating Partnership has a Credit Agreement (the “Credit Agreement”) that provides for a four-year $250,000 revolving credit facility (the “Revolving Credit Facility”) of which, $100,000 was outstanding as of December 24, 2011 and September 24, 2011. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. In addition, the Partnership has standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $49,256 primarily in support of retention levels under its self-insurance programs, which expire periodically through January 15, 2013. Therefore, as of December 24, 2011 the Partnership had available borrowing capacity of $100,744 under the Revolving Credit Facility. As more fully described in Note 16, on January 5, 2012, the Operating Partnership executed a new five-year credit agreement to replace the existing Credit Agreement.

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1/2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of December 24, 2011, the interest rate for the Revolving Credit Facility was approximately 3.4%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.

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

The Credit Agreement and the 2020 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Credit Agreement contains certain financial covenants (a) requiring the Partnership’s consolidated interest coverage ratio, as defined, to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined, of the Partnership from being greater than 4.5 to 1.0 as of the end of any fiscal quarter; and (c) prohibiting the Operating Partnership’s senior secured consolidated leverage ratio, as defined, from being greater than 3.0 to 1.0 as of the end of any fiscal quarter. Under the indenture governing the 2020 Senior Notes, the Partnership is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the 2020 Senior Notes and the Credit Agreement as of December 24, 2011.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, long-term borrowings are capitalized within other assets and amortized on a straight-line basis over the term of the respective debt agreements. Other assets at December 24, 2011 and September 24, 2011 include debt origination costs with a net carrying amount of $6,803 and $7,207, respectively.

The aggregate amounts of long-term debt maturities subsequent to December 24, 2011 are as follows: fiscal 2012: $-0-; fiscal 2013: $100,000; fiscal 2014: $-0-; fiscal 2015: $-0-; fiscal 2016: -$0-; and thereafter: $250,000.

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

On January 19, 2012, the Partnership announced a quarterly distribution of $0.8525 per Common Unit, or $3.41 per Common Unit on an annualized basis, in respect of the first quarter of fiscal 2012, payable on February 7, 2012 to holders of record on January 31, 2012.

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

Restricted Unit Plans. In fiscal 2000 and fiscal 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan and 2009 Restricted Unit Plan (collectively, the “Restricted Unit Plans”), respectively, which authorize the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership. The total number of Common Units authorized for issuance under the Restricted Unit Plans was 1,906,596 as of December 24, 2011. Unless otherwise stipulated by the Compensation Committee of the Board of Supervisors on or before the grant date, restricted units issued under the Restricted Unit Plans vest over time with 25% of the Common Units vesting on each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting on the fifth anniversary of the grant date. The Restricted Unit Plans participants are not eligible to receive quarterly distributions with respect to or vote their respective restricted units until vested. Because each restricted unit represents a promise to issue a Common Unit at a future date, restricted units cannot be sold or transferred prior to vesting. The fair value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period. Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plans. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

During the three months ended December 24, 2011, the Partnership awarded 108,674 restricted units under the Restricted Unit Plans at an aggregate grant date fair value of $3,543. The following is a summary of activity for the Restricted Unit Plans for the three months ended December 24, 2011:

	September 30,	September 30,
	Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding September 24, 2011	485,423	$32.71
Awarded	108,674	32.60
Forfeited	(2,975)	(31.82)
Issued	(68,605)	(30.03)

Outstanding December 24, 2011	522,517	$33.11

As of December 24, 2011, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $8,567. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1.8 years. Compensation expense recognized under the Restricted Unit Plans, net of forfeitures, for the three months ended December 24, 2011 and December 25, 2010 was $1,203 and $1,332, respectively.

Long-Term Incentive Plan. The Partnership has a non-qualified, unfunded long-term incentive plan for officers and key employees (the “LTIP”) which provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period. The level of compensation earned under the LTIP is based on the market performance of the Partnership’s Common Units on the basis of total return to Unitholders (“TRU”) compared to the TRU of a predetermined peer group consisting solely of other master limited partnerships, approved by the Compensation Committee of the Board of Supervisors, over the same three-year performance period. As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense for the three months ended December 24, 2011 and December 25, 2010 was $589 and $856, respectively. As of December 24, 2011 and September 24, 2011, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $2,418 and $5,164, respectively, related to estimated future payments under the LTIP.

10. Commitments and Contingencies

Self-Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of December 24, 2011 and September 24, 2011, the Partnership had accrued insurance liabilities of $52,391 and $52,841, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $17,513 as of December 24, 2011 and September 24, 2011.

Legal Matters. The Partnership’s operations are subject to all operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. The Partnership has been, and will continue to be, a defendant in various legal proceedings and litigation arising in the ordinary course of business, both as a result of these operating hazards and risks, and as a result of other aspects of its business. In this last regard, the Partnership currently is a defendant in suits in several states, including a putative class action in which no class has yet been certified. The complaints allege a number of commercial claims, including as to the Partnership’s pricing, fee disclosure and tank ownership, under various consumer statutes, the Uniform Commercial Code, common law and antitrust law. Based on the nature of the allegations under these commercial suits, the Partnership believes that the suits are without merit and the Partnership is contesting each of these suits vigorously. With respect to the pending commercial suits, other than for legal defense fees and expenses, based on the merits of the allegations, a liability for a loss contingency is not required.

11. Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2019. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $9,936 as of December 24, 2011. The fair value of residual value guarantees for outstanding operating leases was de minimis as of December 24, 2011 and September 24, 2011.

12. Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	September 30,	September 30,	September 30,	September 30,
	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 24,	December 25,	December 24,	December 25,
	2011	2010	2011	2010
Service cost	$—	$—	$2	$2
Interest cost	1,578	1,706	200	214
Expected return on plan assets	(1,416)	(1,574)	—	—
Amortization of prior service credit	—	—	(122)	(122)
Recognized net actuarial loss	1,318	1,179	—	(9)

Net periodic benefit cost	$1,480	$1,311	$80	$85

There are no projected minimum employer cash contribution requirements under ERISA laws for fiscal 2012 under our defined benefit pension plan. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2012 is $1,669, of which $330 has been contributed during the three months ended December 24, 2011.

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

As described in Note 1, the earnings of the Corporate Entities are subject to corporate level federal and state income tax. However, based upon past performance, the Corporate Entities are currently reporting an income tax provision composed primarily of alternative minimum tax. A full valuation allowance has been provided against the deferred tax assets based upon an analysis of all available evidence, both negative and positive at the balance sheet date, which, taken as a whole, indicates that it is more likely than not that sufficient future taxable income will not be available to utilize the assets. Management’s periodic reviews include, among other things, the nature and amount of the taxable income and expense items, the expected timing of when assets will be used or liabilities will be required to be reported and the reliability of historical profitability of businesses expected to provide future earnings. Furthermore, management considered tax-planning strategies it could use to increase the likelihood that the deferred assets will be realized.

14. Segment Information

The Partnership manages and evaluates its operations in five operating segments, three of which are reportable segments: Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity. The chief operating decision maker evaluates performance of the operating segments using a number of performance measures, including gross margins and income before interest expense and provision for income taxes (operating profit). Costs excluded from these profit measures are captured in Corporate and include corporate overhead expenses not allocated to the operating segments. Unallocated corporate overhead expenses include all costs of back office support functions that are reported as general and administrative expenses within the condensed consolidated statements of operations. In addition, certain costs associated with field operations support that are reported in operating expenses within the condensed consolidated statements of operations, including purchasing, training and safety, are not allocated to the individual operating segments. Thus, operating profit for each operating segment includes only the costs that are directly attributable to the operations of the individual segment. The accounting policies of the operating segments are otherwise the same as those described in the summary of significant accounting policies Note in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 24, 2011.

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

The following table presents certain relevant financial information by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	September 30,	September 30,
	Three Months Ended
	December 24,	December 25,
	2011	2010
Revenues:
Propane	$240,356	$259,401
Fuel oil and refined fuels	30,981	38,402
Natural gas and electricity	18,051	18,968
All other	10,498	11,536

Total revenues	$299,886	$328,307

Operating income:
Propane	$43,498	$65,138
Fuel oil and refined fuels	2,466	1,722
Natural gas and electricity	2,704	3,245
All other	(2,597)	(2,563)
Corporate	(15,781)	(17,201)

Total operating income	30,290	50,341

Reconciliation to net income:
Interest expense, net	6,838	6,846
Provision for income taxes	220	366

Net income	$23,232	$43,129

Depreciation and amortization:
Propane	$4,913	$4,693
Fuel oil and refined fuels	542	654
Natural gas and electricity	224	223
All other	33	7
Corporate	2,073	2,603

Total depreciation and amortization	$7,785	$8,180

	September 30,	September 30,
	As of
	December 24,	September 24,
	2011	2011
Assets:
Propane	$749,922	$706,008
Fuel oil and refined fuels	52,398	44,973
Natural gas and electricity	22,689	18,675
All other	3,892	3,719
Corporate	123,229	183,084

Total assets	$952,130	$956,459

15. Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to provide guidance on achieving a consistent definition of and common requirements for fair value measurement and related disclosure requirements in US GAAP. The new guidance requires quantitative information about unobservable inputs, valuation processes and sensitivity analysis associated with fair value measurements categorized within Level 3 of the fair value hierarchy, and is effective prospectively during interim and annual periods beginning after December 15, 2011, which will be the second quarter of the Partnership’s 2012 fiscal year. Early adoption is not permitted. No material impact is expected on the Partnership’s consolidated financial position, results of operations and cash flows.

In June 2011, the FASB issued an accounting standards update to provide guidance on increasing the prominence of items reported in other comprehensive income. This update eliminates the option to present components of other comprehensive income as part of the statement of partners’ capital and requires net income and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Early adoption of this updated guidance is permitted, and it becomes effective retrospectively for fiscal years beginning after December 15, 2011, which will be the first quarter of the Partnership’s 2013 fiscal year. This update does not change the items that must be reported in other comprehensive income.

In September 2011, the FASB issued an accounting standards update allowing companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, as a result of the qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a more detailed two-step goodwill impairment test would be performed to identify a potential goodwill impairment and measure the amount of loss to be recognized, if any. The standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which will be the Partnership’s 2013 fiscal year. Early adoption is permitted. The adoption of this standard is not expected to impact the Partnership’s financial position, results of operations or cash flows.

16. Subsequent Events

On January 5, 2012, the Operating Partnership executed an amendment to the Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement amends the Credit Agreement to, among other things, extend the maturity date from June 25, 2013 to January 5, 2017, reduce the borrowing rate and commitment fees, and amend certain affirmative and negative covenants.

At the time the amendment was entered into, the Operating Partnership had existing borrowings of $100,000 under the revolving credit facility of the Credit Agreement, which borrowings have been rolled into the revolving credit facility of the Amended Credit Agreement. In addition, at the time the amendment was entered into, the Operating Partnership had letters of credit issued under the revolving credit facility of the Credit Agreement in the aggregate amount of $49,256, all of which have been rolled into the revolving credit facility of the Amended Credit Agreement. In connection with the execution of the Amended Credit Agreement, the Partnership recognized a non-cash charge of $507 to write-off a portion of unamortized debt origination costs.

In connection with the Amended Credit Agreement, on January 6, 2012, the Operating Partnership entered into a forward starting interest rate swap agreement with a June 25, 2013 effective date, which is commensurate with the maturity of the existing interest rate swap agreement and termination date of January 5, 2017. Under the forward starting interest rate swap agreement, the Operating Partnership will pay a fixed interest rate of 1.63% to the issuing lender on the notional principal amount outstanding, effectively fixing the LIBOR portion of the interest rate at 1.63%. In return, the issuing lender will pay to the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The forward starting interest rate swap has been designated as a cash flow hedge.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three months ended December 24, 2011. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 24, 2011.

Executive Overview

The following are factors that regularly affect our operating results and financial condition. In addition, our business is subject to the risks and uncertainties described in Item 1A included in the Annual Report on Form 10-K for the fiscal year ended September 24, 2011.

Product Costs and Supply

The level of profitability in our retail propane, fuel oil, natural gas and electricity businesses is largely dependent on the difference between retail sales price and product cost. The unit cost of our products, particularly propane, fuel oil and natural gas, is subject to volatility as a result of supply and demand dynamics or other market conditions, including, but not limited to, economic and political factors impacting crude oil and natural gas supply or pricing. We enter into product supply contracts that are generally one-year agreements subject to annual renewal, and also purchase product on the open market. We attempt to reduce price risk by pricing product on a short-term basis. Our propane supply contracts typically provide for pricing based upon index formulas using the posted prices established at major supply points such as Mont Belvieu, Texas, or Conway, Kansas (plus transportation costs) at the time of delivery.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included within the Notes to Consolidated Financial Statements section of our Annual Report on Form 10-K for the fiscal year ended September 24, 2011.

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

Results of Operations and Financial Condition

Net income amounted to $23.2 million, or $0.65 per Common Unit, compared to $43.1 million, or $1.22 per Common Unit, in the prior year first quarter. Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) for the first quarter of fiscal 2012 amounted to $39.1 million, compared to $60.1 million in the prior year first quarter.

The fiscal 2012 first quarter results were most affected by the significantly warmer than normal weather experienced across much of our territories. In addition, the propane and fuel oil industries continue to face significant challenges resulting from high commodity prices, limited new housing opportunities, weakness in the economy and customer conservation in general. These challenges, individually and in the aggregate, continue to put pressure on both volumes sold and margins.

Retail propane gallons sold in the first quarter of fiscal 2012 decreased 12.0 million gallons, or 13.9%, to 74.3 million gallons compared to 86.3 million gallons in the prior year first quarter. Sales of fuel oil and other refined fuels decreased 3.7 million gallons to 7.7 million gallons during the first quarter of fiscal 2012, compared to 11.4 million gallons in the prior year first quarter. The most significant factor impacting volumes in both segments during the first quarter of fiscal 2012 was unseasonably warm weather, particularly in our east coast operations. Average temperatures (as measured by heating degree days) in our northeast and southeast territories for the first quarter of fiscal 2012 were 19% and 30% warmer, respectively, than the prior year first quarter. Average temperatures across all of our service territories for the first quarter of fiscal 2012 were 11% warmer than normal and 9% warmer than the prior year first quarter.

Revenues of $299.9 million decreased $28.4 million, or 8.7%, compared to $328.3 in the prior year first quarter, primarily due to lower volumes sold, offset to an extent by higher average selling prices resulting from higher wholesale product costs. Average posted prices for propane and fuel oil were 14.4% and 26.1% higher, respectively, compared to the prior year first quarter. Cost of products sold for the first quarter of fiscal 2012 of $183.6 million decreased $2.9 million, or 1.6%, compared to $186.5 million in the prior year first quarter. Cost of products sold in the first quarter of fiscal 2012 and fiscal 2011 included a $1.0 million and $1.6 million, respectively, unrealized (non-cash) loss attributable to the mark-to-market adjustment for derivative instruments used in risk management activities; these unrealized losses are excluded from Adjusted EBITDA for both periods in the table below.

Combined operating and general and administrative expenses of $78.2 million for the first quarter of fiscal 2012 were $5.1 million, or 6.1%, lower than the prior year first quarter, primarily due to lower variable compensation attributable to lower earnings, continued savings in payroll and benefit related expenses, as well as lower bad debt expense. We continued to fund all working capital requirements with cash on hand without the need to borrow under our working capital facility and ended the first quarter of fiscal 2012 with $89.3 million of cash.

On January 19, 2012, we announced that our Board of Supervisors had declared a quarterly distribution of $0.8525 per Common Unit for the three months ended December 24, 2011. On an annualized basis, this distribution rate equates to $3.41 per Common Unit. The $0.8525 per Common Unit distribution will be paid on February 7, 2012 to Common Unitholders of record as of January 31, 2012.

Looking ahead to the remainder of fiscal 2012, a weak economy and high commodity prices will present challenges in each of our markets that will continue to affect customer buying habits, thus having a possible negative impact on sales volumes and margins. In addition, if the unfavorable weather pattern experienced during the first quarter of fiscal 2012 persists for the remainder of the fiscal year, particularly during the second quarter, the demand for propane, fuel oil and natural gas may be adversely affected, which may result in a continued decline in retail gallons sold compared to the prior year. Nonetheless, we believe that our flexible cost structure, focus on operating efficiencies and financial strength are all factors that should help us effectively manage through the challenging operating environment.

Our anticipated cash requirements for the remainder of fiscal 2012 include: (i) maintenance and growth capital expenditures of approximately $16.6 million; (ii) interest payments of approximately $23.4 million; and (iii) cash distributions of approximately $90.8 million to our Common Unitholders based on the current quarterly distribution rate of $0.8525 per Common Unit. Based on our current estimates of cash flow from operations and our cash position at the end of the first quarter of fiscal 2012, we do not anticipate the need to borrow under our credit facility to meet our working capital requirements for the remainder of fiscal 2012. As of December 24, 2011, there was $89.3 million of cash on the balance sheet, and unused borrowing capacity under our Revolving Credit Facility of $100.7 million, after considering outstanding letters of credit of $49.3 million.

Three Months Ended December 24, 2011 Compared to Three Months Ended December 25, 2010

Revenues

	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	Three Months Ended
	December 24,	December 25,		Percent
	2011	2010	(Decrease)	(Decrease)
Revenues
Propane	$240,356	$259,401	$(19,045)	(7.3%)
Fuel oil and refined fuels	30,981	38,402	(7,421)	(19.3%)
Natural gas and electricity	18,051	18,968	(917)	(4.8%)
All other	10,498	11,536	(1,038)	(9.0%)

Total revenues	$299,886	$328,307	$(28,421)	(8.7%)

Total revenues decreased $28.4 million, or 8.7%, to $299.9 million for the first quarter of fiscal 2012 compared to $328.3 million for the prior year first quarter due to lower volumes sold, partially offset by higher average selling prices associated with higher product costs. The decline in volumes was primarily due to the unfavorable impact of significantly warmer average temperatures during the first quarter of fiscal 2012 compared to the prior year first quarter, coupled with the negative impact of customer conservation efforts attributable to the high commodity price environment and ongoing sluggish economic conditions. Average temperatures across our service territories for the first quarter of fiscal 2012 were 11% warmer than normal and 9% warmer than the prior year first quarter. Record warm temperatures were experienced throughout much of the northeast and significantly warmer than normal temperatures were reported throughout the east coast. Average temperatures in the northeast and southeast regions for the first quarter of fiscal 2012 were 19% and 30%, respectively, warmer than the prior year first quarter. While average temperatures in the west for the first quarter of fiscal 2012 were close to normal, temperatures in the upper northwest and Alaska were significantly warmer than normal, particularly in the month of December 2011.

Revenues from the distribution of propane and related activities of $240.4 million for the first quarter of fiscal 2012 decreased $19.0 million, or 7.3%, compared to $259.4 million in the prior year first quarter, primarily due to lower volumes sold, partially offset by higher average selling prices. Retail propane gallons sold in the first quarter of fiscal 2012 decreased 12.0 million gallons, or 13.9%, to 74.3 million gallons from 86.3 million gallons in the prior year first quarter. Average propane selling prices for the first quarter of fiscal 2012 increased 9.2% compared to the prior year first quarter due to higher product costs. Included within the propane segment are revenues from other propane activities of $19.8 million for the first quarter of fiscal 2012, which decreased $5.0 million compared to the prior year first quarter.

Revenues from the distribution of fuel oil and refined fuels of $31.0 million for the first quarter of fiscal 2012 decreased $7.4 million, or 19.3%, from $38.4 million in the prior year first quarter, primarily due to lower volumes sold, partially offset by higher average selling prices. Fuel oil and refined fuels gallons sold in the first quarter of fiscal 2012 decreased 3.7 million gallons, or 32.5%, to 7.7 million gallons from 11.4 million gallons in the prior year first quarter. Average selling prices in our fuel oil and refined fuels segment in the first quarter of fiscal 2012 increased 19.5% compared to the prior year first quarter due to higher product costs.

Revenues in our natural gas and electricity segment decreased $0.9 million, or 4.8%, to $18.1 million in the first quarter of fiscal 2012 compared to $19.0 million in the prior year first quarter primarily as a result of lower electricity volumes sold.

Cost of Products Sold

	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	Three Months Ended			Percent
	December 24,	December 25,	Increase/	Increase/
	2011	2010	(Decrease)	(Decrease)
Cost of products sold
Propane	$143,479	$140,443	$3,036	2.2%
Fuel oil and refined fuels	24,170	29,837	(5,667)	(19.0%)
Natural gas and electricity	12,626	13,283	(657)	(4.9%)
All other	3,299	2,941	358	12.2%

Total cost of products sold	$183,574	$186,504	$(2,930)	(1.6%)

As a percent of total revenues	61.2%	56.8%

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

Average posted prices for propane and fuel oil in the first quarter of fiscal 2012 were 14.4% and 26.1% higher, respectively, compared to the prior year first quarter. Total cost of products sold decreased $2.9 million, or 1.6%, to $183.6 million in the first quarter of fiscal 2012 compared to $186.5 million in the prior year first quarter due to lower volumes sold, partially offset by higher average product costs resulting from the increase in commodity prices. In addition, cost of products sold in the first quarter of fiscal 2012 and the first quarter of fiscal 2011 included an unrealized (non-cash) loss of $1.0 million and $1.6 million, respectively, representing the net change in the fair value of derivative instruments during the period, resulting in a decrease of $0.6 million in cost of products sold in the first quarter of fiscal 2012 compared to the prior year first quarter ($1.7 million decrease reported in the fuel oil and refined fuels segment, partially offset by a $1.2 million increase reported within the propane segment).

Cost of products sold associated with the distribution of propane and related activities of $143.5 million for the first quarter of fiscal 2012 increased $3.0 million, or 2.2%, compared to the prior year first quarter. Higher average propane costs resulted in an increase of $22.5 million in cost of products sold during the first quarter of fiscal 2012 compared to the prior year first quarter. The impact of the increase in average propane costs was substantially offset by lower propane volumes sold, which resulted in a $17.3 million decrease in cost of products sold during the first quarter of fiscal 2012 compared to the prior year first quarter. Cost of products sold from other propane activities decreased $3.4 million in the first quarter of fiscal 2012 compared to the prior year first quarter.

Cost of products sold associated with our fuel oil and refined fuels segment of $24.2 million for the first quarter of fiscal 2012 decreased $5.7 million, or 19.0%, compared to the prior year first quarter. Lower fuel oil and refined fuels volumes sold resulted in a decrease of $8.3 million in cost of products sold during the first quarter of fiscal 2012 compared to the prior year first quarter. The impact of the decrease in volumes sold was partially offset by higher average fuel oil and refined fuels costs, which resulted in a $4.3 million increase in cost of products sold during the first quarter of fiscal 2012 compared to the prior year first quarter.

Cost of products sold in our natural gas and electricity segment of $12.6 million for the first quarter of fiscal 2012 decreased $0.7 million, or 4.9%, compared to the prior year first quarter, primarily due to lower electricity volumes sold.

For the first quarter of fiscal 2012, total cost of products sold as a percent of total revenues increased 4.4 percentage points to 61.2% from 56.8% in the prior year first quarter. The increase in cost of products sold as a percentage of revenues was primarily attributable to wholesale product costs rising at a faster rate than average selling prices in the first quarter of fiscal 2012 compared to the prior year first quarter. Given the competitive nature of the propane and fuel oil businesses and the poor economic conditions, we were limited in our ability to pass along the rise in wholesale product costs to the end user.

Operating Expenses

	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	Three Months Ended
	December 24,	December 25,		Percent
	2011	2010	(Decrease)	(Decrease)
Operating expenses	$65,942	$69,077	$(3,135)	(4.5%)
As a percent of total revenues	22.0%	21.0%

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

Operating expenses of $65.9 million in the first quarter of fiscal 2012 decreased $3.1 million, or 4.5%, compared to $69.0 million in the prior year first quarter as a result of lower payroll and benefit related expenses resulting from a lower headcount and operating efficiencies, lower variable compensation associated with lower earnings and lower bad debt expense. The operating expense savings attributable to the foregoing was partially offset by higher fuel costs to operate our fleet.

General and Administrative Expenses

	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	Three Months Ended
	December 24,	December 25,		Percent
	2011	2010	(Decrease)	(Decrease)
General and administrative expenses	$12,295	$14,205	$(1,910)	(13.4%)
As a percent of total revenues	4.1%	4.3%

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

General and administrative expenses of $12.3 million for first quarter of fiscal 2012 decreased $1.9 million, or 13.4%, compared to $14.2 million in the prior year first quarter primarily due to lower variable compensation associated with lower earnings.

Depreciation and Amortization

	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	Three Months Ended
	December 24,	December 25,		Percent
	2011	2010	(Decrease)	(Decrease)
Depreciation and amortization	$7,785	$8,180	$(395)	(4.8%)
As a percent of total revenues	2.6%	2.5%

Depreciation and amortization expense of $7.8 million for the first quarter of fiscal 2012 decreased $0.4 million compared to $8.2 million in the prior year first quarter, primarily as a result of accelerated depreciation expense recorded in the prior year first quarter for vehicles taken out of service.

Interest Expense, net

	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	Three Months Ended
	December 24,	December 25,		Percent
	2011	2010	(Decrease)	(Decrease)
Interest expense, net	$6,838	$6,846	$(8)	(0.1%)
As a percent of total revenues	2.3%	2.1%

Net interest expense of $6.8 million for the first quarter of fiscal 2012 was relatively flat compared to the prior year first quarter.

Net Income and EBITDA

Net income for the first quarter of fiscal 2012 amounted to $23.2 million, or $0.65 per Common Unit, compared to net income of $43.1 million, or $1.22 per Common Unit, in the prior year first quarter. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the first quarter of fiscal 2012 amounted to $38.1 million, compared to $58.5 million in the prior year first quarter. Adjusted EBITDA amounted to $39.1 million for the first quarter of fiscal 2012 compared to $60.1 million in the prior year first quarter.

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

The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of Adjusted EBITDA, as so calculated, to our net cash used in operating activities:

	September 30,	September 30,
(Dollars in thousands)	Three Months Ended
	December 24,	December 25,
	2011	2010
Net income	$23,232	$43,129
Add:
Provision for income taxes	220	366
Interest expense, net	6,838	6,846
Depreciation and amortization	7,785	8,180

EBITDA	38,075	58,521
Unrealized (non-cash) losses on changes in fair value of derivatives	1,048	1,573

Adjusted EBITDA	39,123	60,094
Add (subtract):
Provision for income taxes	(220)	(366)
Interest expense, net	(6,838)	(6,846)
Unrealized (non-cash) (losses) on changes in fair value of derivatives	(1,048)	(1,573)
Compensation cost recognized under Restricted Unit Plans	1,203	1,332
(Gain) on disposal of property, plant and equipment, net	(32)	(299)
Changes in working capital and other assets and liabilities	(57,511)	(57,200)

Net cash (used in) operating activities	$(25,323)	$(4,858)

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Due to the seasonal nature of the propane and fuel oil businesses, cash flows generated from operating activities are typically lower during the first fiscal quarter as we buy product and extend credit to customers during the heating season. Net cash used in operating activities was $25.3 million and $4.9 million for the first quarter of fiscal 2012 and fiscal 2011, respectively, representing a $20.4 million increase in net cash used in operating activities, which was primarily attributable to lower earnings in the first quarter of fiscal 2012 compared to the prior year first quarter.

Investing Activities. Net cash used in investing activities of $4.7 million for the first quarter of fiscal 2012 consisted of capital expenditures of $5.4 million (including $1.9 million for maintenance expenditures and $3.5 million to support the growth of operations), partially offset by $0.7 million in net proceeds from the sale of property, plant and equipment. Net cash used in investing activities of $6.4 million for the first quarter of fiscal 2011 consisted of capital expenditures of $5.8 million (including $2.5 million for maintenance expenditures and $3.3 million to support the growth of operations), and business acquisitions of $2.4 million, partially offset by $1.8 million in net proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash used in financing activities for the first quarter of fiscal 2012 of $30.2 million reflects the quarterly distribution to Common Unitholders at a rate of $0.8525 per Common Unit paid in respect of the fourth quarter of fiscal 2011. Net cash used in financing activities for the first quarter of fiscal 2011 of $30.1 million reflects the quarterly distribution to Common Unitholders at a rate of $0.85 per Common Unit paid in respect of the fourth quarter of fiscal 2010.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of December 24, 2011, our debt obligations consisted of $250.0 million in aggregate principal amount of 7.375% senior notes due 2020 (the “2020 Senior Notes”), and at our Operating Partnership level, a Credit Agreement (the “Credit Agreement”) that provides for a four-year $250.0 million revolving credit facility (the “Revolving Credit Facility”) of which, $100.0 million was outstanding as of December 24, 2011. On January 5, 2012, our Operating Partnership executed an amendment to the Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement amends the Credit Agreement to, among other things, extend the maturity date from June 25, 2013 to January 5, 2017, reduce the borrowing rate and commitment fees, and amend certain affirmative and negative covenants. At the time the amendment was entered into, our Operating Partnership rolled the $100.0 million then outstanding under the revolving credit facility of the Credit Agreement into the revolving credit facility of the Amended Credit Agreement.

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

Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. Our Operating Partnership has the right to prepay loans under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. We have standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $49.3 million primarily in support of retention levels under our self-insurance programs, which expire periodically through January 15, 2013. Therefore, as of December 24, 2011 we had available borrowing capacity of $100.7 million under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at our Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1/2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon our ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of December 24, 2011, the interest rate for the Revolving Credit Facility was approximately 3.4%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.

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

In connection with the Amended Credit Agreement, on January 6, 2012 our Operating Partnership entered into a forward starting interest rate swap agreement with a June 25, 2013 effective date, which is commensurate with the maturity of the existing interest rate swap agreement, and termination date of January 5, 2017. Under the forward starting interest rate swap agreement, our Operating Partnership will pay a fixed interest rate of 1.63% to the issuing lender on the notional principal amount outstanding, effectively fixing the LIBOR portion of the interest rate at 1.63%. In return, the issuing lender will pay to our Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The forward starting interest rate swap has been designated as a cash flow hedge.

The Credit Agreement and the 2020 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Credit Agreement contains certain financial covenants (a) requiring the consolidated interest coverage ratio, as defined, at the Partnership level to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined, at the Partnership level from being greater than 4.5 to 1.0 as of the end of any fiscal quarter (under the Amended Credit Agreement, the total consolidated leverage ratio was increased to 4.75 to 1.0); and (c) prohibiting the senior secured consolidated leverage ratio, as defined, of the Operating Partnership from being greater than 3.0 to 1.0 as of the end of any fiscal quarter. Under the 2020 Senior Note indenture, we are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We were in compliance with all covenants and terms of the 2020 Senior Notes and the Credit Agreement as of December 24, 2011.

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

On January 19, 2012, we announced a quarterly distribution of $0.8525 per Common Unit, or $3.41 on an annualized basis, in respect of the first quarter of fiscal 2012 payable on February 7, 2012 to holders of record on January 31, 2012.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000. At December 24, 2011, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $26.4 million and $20.8 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At December 24, 2011, we had accrued insurance liabilities of $52.4 million, and an insurance recovery asset of $17.5 million related to the amount of the liability expected to be covered by insurance carriers.

Off-Balance Sheet Arrangements

Guarantees

We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2019. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was approximately $9.9 million as of December 24, 2011. The fair value of residual value guarantees for outstanding operating leases was de minimis as of December 24, 2011.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to provide guidance on achieving a consistent definition of and common requirements for fair value measurement and related disclosure requirements in US GAAP. The new guidance requires quantitative information about unobservable inputs, valuation processes and sensitivity analysis associated with fair value measurements categorized within Level 3 of the fair value hierarchy, and is effective prospectively during interim and annual periods beginning after December 15, 2011, which will be the second quarter of our 2012 fiscal year. Early adoption is not permitted. No material impact is expected on our consolidated financial position, results of operations and cash flows.

In June 2011, the FASB issued an accounting standards update to provide guidance on increasing the prominence of items reported in other comprehensive income. This update eliminates the option to present components of other comprehensive income as part of the statement of partners’ capital and requires net income and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Early adoption of this updated guidance is permitted, and it becomes effective retrospectively for fiscal years beginning after December 15, 2011, which will be the first quarter of our 2013 fiscal year. This update does not change the items that must be reported in other comprehensive income.

In September 2011, the FASB issued an accounting standards update allowing companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, as a result of the qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a more detailed two-step goodwill impairment test would be performed to identify a potential goodwill impairment and measure the amount of loss to be recognized, if any. The standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which will be the our 2013 fiscal year. Early adoption is permitted. The adoption of this standard is not expected to impact our financial position, results of operations or cash flows.

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

As a result of the steady rise in commodity prices throughout the first three months of fiscal 2012, we reported realized losses on derivative instruments used for risk management purposes which were not fully offset by sales of the physical product, thus negatively impacting overall gross margins for the first three months of fiscal 2012.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1/2 of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the total ratio of debt to EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. The interest rate swaps have been designated as a cash flow hedge. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At December 24, 2011, the fair value of the interest rate swaps was $3.6 million representing an unrealized loss and is included within other current liabilities and other liabilities, as applicable, with a corresponding debit in OCI.

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

A.	The fair value of open positions as of December 24, 2011.

B.

The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, a hypothetical 10% adverse change in market prices for which futures and option contracts exists indicates potential future losses in future earnings of $3.3 million as of December 24, 2011. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 24, 2011. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of December 24, 2011. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of December 24, 2011, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 24, 2011 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II

ITEM 5.	OTHER INFORMATION

On January 19, 2012, the Partnership announced that, at its recent meeting, its Board of Supervisors had declared the close of business on March 5, 2012 as the record date for the 2012 Tri-Annual Meeting of the Partnership’s Unitholders. The Tri-Annual Meeting is scheduled to be held at 9:00 a.m., Tuesday, May 1, 2012 at the Partnership’s headquarters in Whippany, New Jersey.

The Partnership anticipates mailing proxy materials to its Unitholders of record as of such record date shortly following the record date. At the Tri-Annual Meeting, Unitholders will be asked to elect all of the Partnership’s Supervisors for three-year terms and to approve certain amendments to the Partnership’s (and the Operating Partnership’s) limited partnership agreements.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Suburban Propane, L.P. 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 99.1 to the Partnership’s Current Report on Form 8-K filed November 10, 2011).

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

101.INS	XBRL Instance Document (Furnished herewith). *

101.SCH	XBRL Taxonomy Extension Schema Document (Furnished herewith). *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Furnished herewith). *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Furnished herewith). *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Furnished herewith). *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Furnished herewith). *

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

SUBURBAN PROPANE PARTNERS, L.P.

February 2, 2012	By:	/s/ MICHAEL A. STIVALA
Date		Michael A. Stivala
Chief Financial Officer

February 2, 2012	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Vice President and Chief Accounting Officer