Form 10-Q
period 2012-03-24
SUBURBAN PROPANE PARTNERS LP
filed 2012-05-03
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 24, 2012

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

In addition, cautionary statements include statements regarding the timing and expected benefits of the Inergy Propane Acquisition (defined in Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein), and also include statements relating to or regarding:

•	the cost savings, transaction costs or integration costs that the Partnership anticipates to arise from the Inergy Propane Acquisition;

•	various actions to be taken or requirements to be met in connection with completing the Inergy Propane Acquisition or integrating the acquired operations into the Partnership’s operations;

•	revenue, income and operations of the combined company after the Inergy Propane Acquisition is consummated;

•	future issuances of debt and equity securities and the Partnership’s ability to achieve financing in connection with the Inergy Propane Acquisition or otherwise; and

•	other objectives, expectations and intentions and other statements that are not historical facts.

The following factors, among others, including those discussed above could cause actual results to differ materially from those described in the forward-looking statements:

•	expected cost savings from the Inergy Propane Acquisition may not be fully realized or realized within the expected time frame;

•	the Partnership’s revenue following the Inergy Propane Acquisition may be lower than expected;

•	weather conditions resulting in reduced demand;

•

costs or difficulties related to obtaining regulatory approvals for completing the Inergy Propane Acquisition and, following the consummation of the Inergy Propane Acquisition, the integration of the acquired businesses and the Partnership may be greater than expected;

•	general economic conditions, either internationally or nationally or in the jurisdictions in which the Partnership is doing business, may be less favorable than expected;

•	inability to retain key personnel after the Inergy Propane Acquisition; and

•	operating, legal and regulatory risks.

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

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 24, 2012	September 24, 2011
ASSETS
Current assets:
Cash and cash equivalents	$96,202	$149,553
Accounts receivable, less allowance for doubtful accounts of $6,263 and $6,960, respectively	106,843	66,630
Inventories	67,287	65,907
Other current assets	12,199	15,732

Total current assets	282,531	297,822
Property, plant and equipment, net	330,452	338,125
Goodwill	277,651	277,651
Other assets	40,844	42,861

Total assets	$931,478	$956,459

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$34,208	$37,456
Accrued employment and benefit costs	14,832	22,951
Customer deposits and advances	34,968	57,476
Other current liabilities	27,241	33,631

Total current liabilities	111,249	151,514
Long-term borrowings	348,277	348,169
Accrued insurance	41,218	42,891
Other liabilities	54,501	55,667

Total liabilities	555,245	598,241

Commitments and contingencies
Partners’ capital:
Common Unitholders (35,501 and 35,429 units issued and outstanding at March 24, 2012 and September 24, 2011, respectively)	432,799	418,134
Accumulated other comprehensive loss	(56,566)	(59,916)

Total partners’ capital	376,233	358,218

Total liabilities and partners’ capital	$931,478	$956,459

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	March 24, 2012	March 26, 2011
Revenues
Propane	$283,759	$358,309
Fuel oil and refined fuels	43,748	63,518
Natural gas and electricity	21,708	32,689
All other	8,411	9,586

	357,626	464,102
Costs and expenses
Cost of products sold	208,401	259,832
Operating	71,293	76,007
General and administrative	14,158	10,576
Severance charges	—	2,000
Depreciation and amortization	7,649	8,454

	301,501	356,869
Operating income	56,125	107,233
Loss on debt extinguishment	507	—
Interest expense, net	6,425	6,819

Income before (benefit from) provision for income taxes	49,193	100,414
(Benefit from) provision for income taxes	(380)	98

Net income	$49,573	$100,316

Income per Common Unit—basic	$1.39	$2.82

Weighted average number of Common Units outstanding—basic	35,600	35,513

Income per Common Unit—diluted	$1.38	$2.81

Weighted average number of Common Units outstanding—diluted	35,839	35,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Six Months Ended
	March 24, 2012	March 26, 2011
Revenues
Propane	$524,115	$617,710
Fuel oil and refined fuels	74,729	101,920
Natural gas and electricity	39,759	51,657
All other	18,909	21,122

	657,512	792,409
Costs and expenses
Cost of products sold	391,975	446,336
Operating	137,235	145,084
General and administrative	26,453	24,781
Severance charges	—	2,000
Depreciation and amortization	15,434	16,634

	571,097	634,835
Operating income	86,415	157,574
Loss on debt extinguishment	507	—
Interest expense, net	13,263	13,665

Income before (benefit from) provision for income taxes	72,645	143,909
(Benefit from) provision for income taxes	(160)	464

Net income	$72,805	$143,445

Income per Common Unit—basic	$2.05	$4.04

Weighted average number of Common Units outstanding—basic	35,588	35,494

Income per Common Unit—diluted	$2.03	$4.02

Weighted average number of Common Units outstanding—diluted	35,808	35,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 24, 2012	March 26, 2011
Cash flows from operating activities:
Net income	$72,805	$143,445
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	15,434	16,634
Loss on debt extinguishment	507	—
Other, net	5,153	570
Changes in assets and liabilities:
Accounts receivable	(40,213)	(81,669)
Inventories	(1,380)	1,384
Other current and noncurrent assets	5,139	2,617
Accounts payable	(3,248)	10,427
Accrued employment and benefit costs	(8,119)	(4,854)
Customer deposits and advances	(22,508)	(32,543)
Accrued insurance	(2,983)	(5,208)
Other current and noncurrent liabilities	(3,539)	(965)

Net cash provided by operating activities	17,048	49,838

Cash flows from investing activities:
Capital expenditures	(9,367)	(11,417)
Acquisition of business	—	(3,195)
Proceeds from sale of property, plant and equipment	1,878	5,028

Net cash (used in) investing activities	(7,489)	(9,584)

Cash flows from financing activities:
Repayments of long-term borrowings	(100,000)	—
Proceeds from long-term borrowings	100,000	—
Issuance costs associated with long-term borrowings	(2,420)	—
Partnership distributions	(60,490)	(60,239)

Net cash (used in) financing activities	(62,910)	(60,239)

Net (decrease) in cash and cash equivalents	(53,351)	(19,985)
Cash and cash equivalents at beginning of period	149,553	156,908

Cash and cash equivalents at end of period	$96,202	$136,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Number of Common Units	Common Unitholders	Accumulated Other Comprehensive (Loss)	Total Partners’ Capital	Comprehensive Income
Balance at September 24, 2011	35,429	$418,134	$(59,916)	$358,218
Net income		72,805		72,805	$72,805
Other comprehensive income:
Unrealized losses on cash flow hedges			(378)	(378)	(378)
Reclassification of realized losses on cash flow hedges into earnings			1,338	1,338	1,338
Amortization of net actuarial losses and prior service credits into earnings			2,390	2,390	2,390

Comprehensive income					$76,155

Partnership distributions		(60,490)		(60,490)
Common Units issued under Restricted Unit Plans	72
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		2,350		2,350

Balance at March 24, 2012	35,501	$432,799	$(56,566)	$376,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per unit amounts)

(unaudited)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 35,500,806 Common Units outstanding at March 24, 2012. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

Derivative Instruments and Hedging Activities.

Commodity Price Risk. Given the retail nature of its operations, the Partnership maintains a certain level of priced physical inventory to ensure its field operations have adequate supply commensurate with the time of year. The Partnership’s strategy is to keep its physical inventory priced relatively close to market for its field operations. The Partnership enters into a combination of exchange-traded futures and options contracts and, in certain instances, over-the-counter options contracts (collectively, “derivative instruments”) to hedge price risk associated with propane and fuel oil physical inventories, as well as anticipated future purchases of propane or fuel oil to be used in its operations and to ensure adequate supply during periods of high demand. Under this risk management strategy, realized gains or losses on derivative instruments will typically offset losses or gains on the physical inventory once the product is sold. All of the Partnership’s derivative instruments are reported on the condensed consolidated balance sheet at their fair values. In addition, in the course of normal operations, the Partnership routinely enters into contracts such as forward priced physical contracts for the purchase or sale of propane and fuel oil that qualify for and are designated as normal purchase or normal sale contracts. Such contracts are exempted from the fair value accounting requirements and are accounted for at the time product is purchased or sold under the related contract. The Partnership does not use derivative instruments for speculative trading purposes. Market risks associated with futures, options and forward contracts are monitored daily for compliance with the Partnership’s Hedging and Risk Management Policy which includes volume limits for open positions. Priced on-hand inventory is also reviewed and managed daily as to exposures to changing market prices.

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

Valuation of Derivative Instruments. The Partnership measures the fair value of its exchange-traded options and futures contracts using quoted market prices found on the New York Mercantile Exchange (Level 1 inputs), the fair value of its interest rate swaps using model-derived valuations driven by observable projected movements of the 3-month LIBOR (Level 2 inputs) and the fair value of its over-the-counter options contracts using Level 3 inputs. The Partnership’s over-the-counter options contracts are valued based on an internal option model. The inputs utilized in the model are based on publicly available information as well as broker quotes. The significant unobservable inputs used in the fair value measurements of the Partnership’s over-the-counter options contracts are interest rate and market volatility.

The following summarizes the gross fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheet as of March 24, 2012 and September 24, 2011, respectively:

	As of March 24, 2012		As of September 24, 2011
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity options	Other current assets	$1,083	Other current assets	$3,710
	Other assets	—	Other assets	612
Commodity futures	Other current assets	199	Other current assets	1,132

		$1,282		$5,454

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	$2,638	Other current liabilities	$2,662
	Other liabilities	999	Other liabilities	1,934

		$3,637		$4,596

Derivatives not designated as hedging instruments:
Commodity options	Other current liabilities	$31	Other current liabilities	$2,407
	Other liabilities	—	Other liabilities	69

		$31		$2,476

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Six Months Ended March 24, 2012		Six Months Ended March 26, 2011
	Assets	Liabilities	Assets	Liabilities
Opening balance of over-the-counter options	$1,780	$118	$1,509	$29
Beginning balance realized during the period	(398)	—	(833)	(11)
Contracts purchased during the period	330	—	475	—
Change in the fair value of beginning balance	(770)	(97)	(41)	(18)

Closing balance of over-the-counter options	$942	$21	$1,110	$—

As of March 24, 2012 and September 24, 2011, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately 5 months and 4 months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations for the three and six months ended March 24, 2012 and March 26, 2011 are as follows:

	Three months ended March 24, 2012			Three months ended March 26, 2011
Derivatives in Cash Flow Hedging Relationships	Gains (Losses) Recognized in OCI (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)		Gains (Losses) Recognized in OCI (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
		Location	Amount		Location	Amount
Interest rate swap	$(695)	Interest expense	$(642)	$(352)	Interest expense	$(704)

	$(695)		$(642)	$(352)		$(704)

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income	Amount of Unrealized Gains (Losses) Recognized in Income		Location of Gains (Losses) Recognized in Income	Amount of Unrealized Gains (Losses) Recognized in Income
Options	Cost of products sold	$(653)		Cost of products sold	$766
Futures	Cost of products sold	653		Cost of products sold	3,357

		$—			$4,123

	Six months ended March 24, 2012			Six months ended March 26, 2011
Derivatives in Cash Flow Hedging Relationships	Gains (Losses) Recognized in OCI (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)		Gains (Losses) Recognized in OCI (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
		Location	Amount		Location	Amount
Interest rate swap	$(378)	Interest expense	$(1,338)	$226	Interest expense	$(1,428)

	$(378)		$(1,338)	$226		$(1,428)

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income	Amount of Unrealized Gains (Losses) Recognized in Income		Location of Gains (Losses) Recognized in Income	Amount of Unrealized Gains (Losses) Recognized in Income
Options	Cost of products sold	$(115)		Cost of products sold	$799
Futures	Cost of products sold	(933)		Cost of products sold	1,751

		$(1,048)			$2,550

Bank Debt and Senior Notes. The fair value of the Revolving Credit Facility (defined below) approximates the carrying value since the interest rates are periodically adjusted to reflect market conditions. Based upon quoted market prices, qualifying as a Level 1 fair value input, the fair value of the Partnership’s 2020 senior notes was $270,000 and $248,500 as of March 24, 2012 and September 24, 2011, respectively.

4.	Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	March 24, 2012	September 24, 2011
Propane, fuel oil and refined fuels and natural gas	$65,879	$64,601
Appliances and related parts	1,408	1,306

	$67,287	$65,907

5.	Goodwill

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

	As of
	March 24, 2012	September 24, 2011
Propane	$265,313	$265,313
Fuel oil and refined fuels	4,438	4,438
Natural gas and electricity	7,900	7,900

	$277,651	$277,651

6.	Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and restricted units granted under the restricted unit plans to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under the restricted unit plans. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 235,661 and 219,269 units for the three and six months ended March 24, 2012, respectively, and 244,092 and 223,057 units for the three and six months ended March 26, 2011, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

7.	Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	March 24, 2012	September 24, 2011
7.375% senior notes, due March 15, 2020, net of unamortized discount of $1,723 and $1,831, respectively	$248,277	$248,169
Revolving credit facility, due January 5, 2017	100,000	100,000

	$348,277	$348,169

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

The Operating Partnership has a credit agreement, as amended on January 5, 2012 (the “Amended Credit Agreement”) that provides for a five-year $250,000 revolving credit facility (the “Revolving Credit Facility”) of which, $100,000 was outstanding as of March 24, 2012 and September 24, 2011. The Amended Credit Agreement amends the previous credit agreement to, among other things, extend the maturity date from June 25, 2013 to January 5, 2017, reduce the borrowing rate and commitment fees, and amend certain affirmative and negative covenants. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

At the time the amendment was entered into, the Operating Partnership had existing borrowings of $100,000 under the revolving credit facility of the previous credit agreement, which borrowings have been rolled into the Revolving Credit Facility of the Amended Credit Agreement. In addition, at the time the amendment was entered into, the Operating Partnership had letters of credit issued under the revolving credit facility of the previous credit agreement primarily in support of retention levels under its self-insurance programs, all of which have been rolled into the Revolving Credit Facility of the Amended Credit Agreement. As of March 24, 2012, the Partnership had standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $46,926 which expire periodically through April 15, 2013. Therefore, as of March 24, 2012 the Partnership had available borrowing capacity of $103,074 under the Revolving Credit Facility.

In connection with the previous revolving credit facility, the Operating Partnership entered into an interest rate swap agreement with a notional amount of $100,000 and an effective date of March 31, 2010 and termination date of June 25, 2013. Under the interest rate swap agreement, the Operating Partnership will pay a fixed interest rate of 3.12% to the issuing lender on the notional principal amount outstanding, effectively fixing the LIBOR portion of the interest rate at 3.12%. In return, the issuing lender will pay to the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The interest rate swap has been designated as a cash flow hedge.

In connection with the Amended Credit Agreement, the Operating Partnership entered into a forward starting interest rate swap agreement with a June 25, 2013 effective date, which is commensurate with the maturity of the existing interest rate swap agreement, and a termination date of January 5, 2017. Under this forward starting interest rate swap agreement, the Operating Partnership will pay a fixed interest rate of 1.63% to the issuing lender on the notional principal amount outstanding, effectively fixing the LIBOR portion of the interest rate at 1.63%. In return, the issuing lender will pay to the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The forward starting interest rate swap has been designated as a cash flow hedge.

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1/2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of March 24, 2012, the interest rate for the Revolving Credit Facility was approximately 2.3%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.

The Partnership acts as a guarantor with respect to the obligations of the Operating Partnership under the Amended Credit Agreement pursuant to the terms and conditions set forth therein. The obligations under the Amended Credit Agreement are secured by liens on substantially all of the personal property of the Partnership, the Operating Partnership and their subsidiaries, as well as mortgages on certain real property.

The Amended Credit Agreement and the 2020 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Amended Credit Agreement contains certain financial covenants (a) requiring the Partnership’s consolidated interest coverage ratio, as defined, to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined, of the Partnership from being greater than 4.75 to 1.0 as of the end of any fiscal quarter; and (c) prohibiting the Operating Partnership’s senior secured consolidated leverage ratio, as defined, from being greater than 3.0 to 1.0 as of the end of any fiscal quarter. Under the indenture governing the 2020 Senior Notes, the Partnership is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the 2020 Senior Notes and the Amended Credit Agreement as of March 24, 2012.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, long-term borrowings are capitalized within other assets and amortized on a straight-line basis over the term of the respective debt agreements. In connection with the execution of the Amendment Credit Agreement, the Partnership recognized a non-cash charge of $507 to write-off a portion of unamortized debt origination costs associated with the previous credit agreement, and capitalized $2,420 for origination costs incurred with the amendment. Other assets at March 24, 2012 and September 24, 2011 include debt origination costs with a net carrying amount of $8,292 and $7,207, respectively.

The aggregate amounts of long-term debt maturities subsequent to March 24, 2012 are as follows: fiscal 2012 through fiscal 2016: $-0-; and thereafter: $350,000.

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

On April 19, 2012, the Partnership announced a quarterly distribution of $0.8525 per Common Unit, or $3.41 per Common Unit on an annualized basis, in respect of the second quarter of fiscal 2012, payable on May 8, 2012 to holders of record on May 1, 2012.

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

Restricted Unit Plans. In fiscal 2000 and fiscal 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan and 2009 Restricted Unit Plan (collectively, the “Restricted Unit Plans”), respectively, which authorize the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership. The total number of Common Units authorized for issuance under the Restricted Unit Plans was 1,903,406 as of March 24, 2012. Unless otherwise stipulated by the Compensation Committee of the Board of Supervisors on or before the grant date, restricted units issued under the Restricted Unit Plans vest over time with 25% of the Common Units vesting on each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting on the fifth anniversary of the grant date. The Restricted Unit Plans participants are not eligible to receive quarterly distributions with respect to or vote their respective restricted units until vested. Because each restricted unit represents a promise to issue a Common Unit at a future date, restricted units cannot be sold or transferred prior to vesting. The fair value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions and forfeitures during the vesting period. Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plans. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

During the six months ended March 24, 2012, the Partnership awarded 108,674 restricted units under the Restricted Unit Plans at an aggregate grant date fair value of $3,543. The following is a summary of activity for the Restricted Unit Plans for the six months ended March 24, 2012:

	Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding September 24, 2011	485,423	$32.71
Awarded	108,674	32.60
Forfeited	(8,165)	(29.79)
Issued	(71,951)	(29.95)

Outstanding March 24, 2012	513,981	$33.19

As of March 24, 2012, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $7,302. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1.8 years. Compensation expense recognized under the Restricted Unit Plans, net of forfeitures, for the three and six months ended March 24, 2012 was $1,147 and $2,350, respectively, and $1,067 and $2,399 for the three and six months ended March 26, 2011, respectively.

Long-Term Incentive Plan. The Partnership has a non-qualified, unfunded long-term incentive plan for officers and key employees (the “LTIP”) which provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period. The level of compensation earned under the LTIP is based on the market performance of the Partnership’s Common Units on the basis of total return to Unitholders (“TRU”) compared to the TRU of a predetermined peer group consisting solely of other master limited partnerships, approved by the Compensation Committee of the Board of Supervisors, over the same three-year performance period. As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense for the three and six months ended March 24, 2012 was $102 and $691, respectively, and $645 and $1,501 for the three and six months ended March 26, 2011, respectively. As of March 24, 2012 and September 24, 2011, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $2,520 and $5,164, respectively, related to estimated future payments under the LTIP.

10.	Commitments and Contingencies

Self-Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of March 24, 2012 and September 24, 2011, the Partnership had accrued insurance liabilities of $49,858 and $52,841, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $16,543 and $17,513 as of March 24, 2012 and September 24, 2011, respectively.

Legal Matters. The Partnership’s operations are subject to all operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. The Partnership has been, and will continue to be, a defendant in various legal proceedings and litigation arising in the ordinary course of business, both as a result of these operating hazards and risks, and as a result of other aspects of its business. In this last regard, the Partnership currently is a defendant in suits in several states, including two putative class actions in which no class has yet been certified. The complaints allege a number of commercial claims, including as to the Partnership’s pricing, fee disclosure and tank ownership, under various consumer statutes, the Uniform Commercial Code, common law and antitrust law. Based on the nature of the allegations under these commercial suits, the Partnership believes that the suits are without merit and the Partnership is contesting each of these suits vigorously. With respect to the pending commercial suits, other than for legal defense fees and expenses, based on the merits of the allegations and discovery to date, no liability for a loss contingency is required.

11.	Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2019. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $10,456 as of March 24, 2012. The fair value of residual value guarantees for outstanding operating leases was de minimis as of March 24, 2012 and September 24, 2011.

12.	Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Six Months Ended
	March 24, 2012	March 26, 2011	March 24, 2012	March 26, 2011
Interest cost	$1,577	$1,705	$3,155	$3,411
Expected return on plan assets	(1,416)	(1,573)	(2,833)	(3,147)
Recognized net actuarial loss	1,318	1,180	2,636	2,360

Net periodic benefit cost	$1,479	$1,312	$2,958	$2,624

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	March 24, 2012	March 26, 2011	March 24, 2012	March 26, 2011
Service Cost	$2	$2	$3	$4
Interest cost	200	213	401	427
Amortization of prior service costs	(122)	(122)	(244)	(244)
Recognized net actuarial loss	—	(9)	—	(18)

Net periodic benefit cost	$80	$84	$160	$169

There are no projected minimum employer cash contribution requirements under ERISA laws for fiscal 2012 under our defined benefit pension plan. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2012 is $1,669, of which $812 has been contributed during the six months ended March 24, 2012.

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

The following table presents certain relevant financial information by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Six Months Ended
	March 24, 2012	March 26, 2011	March 24, 2012	March 26, 2011
Revenues:
Propane	$283,759	$358,309	$524,115	$617,710
Fuel oil and refined fuels	43,748	63,518	74,729	101,920
Natural gas and electricity	21,708	32,689	39,759	51,657
All other	8,411	9,586	18,909	21,122

Total revenues	$357,626	$464,102	$657,512	$792,409

Operating income:
Propane	$70,483	$108,128	$113,981	$173,266
Fuel oil and refined fuels	3,465	13,033	5,931	14,755
Natural gas and electricity	1,639	5,375	4,343	8,620
All other	(3,732)	(2,951)	(6,329)	(5,514)
Corporate	(15,730)	(16,352)	(31,511)	(33,553)

Total operating income	56,125	107,233	86,415	157,574
Reconciliation to net income:
Loss on debt extinguishment	507	—	507	—
Interest expense, net	6,425	6,819	13,263	13,665
Provision for income taxes	(380)	98	(160)	464

Net income	$49,573	$100,316	$72,805	$143,445

Depreciation and amortization:
Propane	$4,942	$4,800	$9,855	$9,493
Fuel oil and refined fuels	620	617	1,162	1,271
Natural gas and electricity	79	224	303	447
All other	20	98	53	105
Corporate	1,988	2,715	4,061	5,318

Total depreciation and amortization	$7,649	$8,454	$15,434	$16,634

	As of
	March 24, 2012	September 24, 2011
Assets:
Propane	$728,135	$706,008
Fuel oil and refined fuels	48,347	44,973
Natural gas and electricity	18,621	18,675
All other	3,694	3,719
Corporate	132,681	183,084

Total assets	$931,478	$956,459

15.	Recently Issued Accounting Pronouncements

In June 2011, the FASB issued an accounting standards update to provide guidance on increasing the prominence of items reported in other comprehensive income. This update eliminates the option to present components of other comprehensive income as part of the statement of partners’ capital and requires net income and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Early adoption of this updated guidance is permitted, and it becomes effective retrospectively for fiscal years beginning after December 15, 2011, which will be the first quarter of the Partnership’s 2013 fiscal year. This update does not change the items that must be reported in other comprehensive income but will require the Partnership to change its historical practice of showing comprehensive income within the Statement of Partners’ Capital.

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

On April 25, 2012, the Partnership entered into a definitive agreement (the “Contribution Agreement”) with Inergy, L.P. (“Inergy”), Inergy GP, LLC and Inergy Sales and Service, Inc. (“Inergy Sales”) to acquire the sole membership interest in Inergy Propane, LLC, including certain wholly-owned subsidiaries of Inergy Propane LLC, and the assets of Inergy Sales (such interests and assets collectively, “Inergy Propane”) for a total acquisition value of approximately $1,800,000 which is subject to certain closing adjustments (the “Inergy Propane Acquisition”). At the time of the closing of the Inergy Propane Acquisition, and following certain pre-closing transactions, Inergy Propane will consist of the retail propane assets and operations of Inergy.

Prior to closing, Inergy Propane will transfer its interest in certain subsidiaries, as well as all of its rights and interests in the assets and properties of its wholesale propane supply, marketing and distribution business, and its rights and interest in the assets and properties of its West Coast natural gas liquids business, to Inergy. These assets will not be included as part of the Inergy Propane business at the time of the transfer of the membership interests in Inergy Propane to the Partnership and will not be part of the Inergy Propane Acquisition. Following the acquisition, Inergy Propane and its remaining wholly-owned subsidiaries being acquired will become subsidiaries of the Partnership. The Partnership is acquiring Inergy Propane for total consideration of approximately $1,800,000, consisting of: (i) $1,000,000 of newly issued senior notes and $200,000 in cash to Inergy bondholders; and, (ii) $600,000 of new common units in the Partnership, which will be distributed to Inergy and Inergy Sales, the majority of which will subsequently be distributed by Inergy to its unitholders.

On April 25, 2012, the Partnership entered into a commitment letter with certain lenders who are party to the Partnership’s existing Amended Credit Agreement pursuant to which such lenders committed to provide the Partnership with (i) a $250,000 senior secured 364-day incremental term loan facility (the “364-Day Facility”) and (ii) an increase in the Partnership’s revolving credit facility under the existing Amended Credit Agreement from $250,000 to $400,000.

On April 25, 2012, the Partnership also received consents from the requisite lenders under the Amended Credit Agreement to enable the Partnership to incur additional indebtedness, make amendments to the Amended Credit Agreement to adjust certain covenants, and otherwise perform the Partnership’s obligations as contemplated by the Inergy Propane Acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and six months ended March 24, 2012. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 24, 2011.

Executive Overview

The following are factors that regularly affect our operating results and financial condition. In addition, our business is subject to the risks and uncertainties described in Item 1A included in the Annual Report on Form 10-K for the fiscal year ended September 24, 2011.

On April 25, 2012, we entered into the Contribution Agreement) with Inergy, Inergy GP, LLC and Inergy Sales with respect to the Inergy Propane Acquisition. See Item 16 – Subsequent Events.

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

Weather

Weather conditions have a significant impact on the demand for our products, in particular propane, fuel oil and natural gas, for both heating and agricultural purposes. Many of our customers rely heavily on propane, fuel oil or natural gas as a heating source. Accordingly, the volume sold is directly affected by the severity of the winter weather in our service areas, which can vary substantially from year to year. In any given area, sustained warmer than normal temperatures will tend to result in reduced propane, fuel oil and natural gas consumption, while sustained colder than normal temperatures will tend to result in greater consumption. We experienced unseasonably warmer than normal temperatures throughout most of our service territories during the fiscal 2012 heating season, including some of the warmest temperatures on record, which resulted in significantly reduced customer consumption and therefore, lower volumes sold compared to the fiscal 2011 heating season.

Hedging and Risk Management Activities

We engage in hedging and risk management activities to reduce the effect of price volatility on our product costs and to ensure the availability of product during periods of short supply. We enter into propane forward and option agreements with third parties, and use fuel oil and crude oil futures and option contracts traded on the New York Mercantile Exchange (“NYMEX”), to purchase and sell propane, fuel oil and crude oil at fixed prices in the future. The majority of the futures, forward and option agreements are used to hedge price risk associated with our propane and fuel oil physical inventory, as well as, in certain instances, forecasted purchases of propane and fuel oil. Forward contracts are generally settled physically at the expiration of the contract whereas futures and option contracts are generally settled in cash at the expiration of the contract. Although we use derivative instruments to reduce the effect of price volatility associated with priced physical inventory and forecasted transactions, we do not use derivative instruments for speculative trading purposes. Risk management activities are monitored by an internal Commodity Risk Management Committee, made up of five members of management and reporting to our Audit Committee, through enforcement of our Hedging and Risk Management Policy.

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

Results of Operations and Financial Condition

Net income amounted to $49.6 million, or $1.39 per Common Unit, compared to $100.3 million, or $2.82 per Common Unit, in the prior year second quarter. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the second quarter of fiscal 2012 amounted to $63.3 million, compared to $115.7 million in the prior year second quarter.

Net income and EBITDA for the fiscal 2012 second quarter included a $2.1 million non-cash charge from a loss on disposal of an asset used in our natural gas and electricity business, as well as a $0.5 million loss on debt extinguishment associated with the previously announced amended and restated credit agreement completed in January 2012. Net income and EBITDA for the fiscal 2011 second quarter included a $2.0 million charge for severance costs associated with the realignment of our field operations initiated during that quarter. Excluding the effects of these charges for the fiscal 2012 and 2011 second quarters, as well as the unrealized (non-cash) mark-to-market adjustments on derivative instruments used in risk management activities in both quarters, Adjusted EBITDA amounted to $65.9 million for the fiscal 2012 second quarter, compared to Adjusted EBITDA (as defined and reconciled below) of $113.6 million in the prior year second quarter.

Retail propane gallons sold in the second quarter of fiscal 2012 decreased approximately 24.1 million gallons, or 21.1%, to 89.9 million gallons compared to 114.0 million gallons in the prior year second quarter. Sales of fuel oil and other refined fuels decreased approximately 5.6 million gallons, or 34.6%, to 10.6 million gallons during the second quarter of fiscal 2012 compared to 16.2 million gallons in the prior year second quarter. The most significant factor impacting volumes in both segments during the second quarter of fiscal 2012 was the record warm weather throughout the quarter, which added to the effects of an unseasonably warm first quarter of fiscal 2012, across our service territories. The fiscal 2012 second quarter was the warmest on record for the contiguous United States, according to the National Oceanic and Atmospheric Administration, which has been keeping records since 1895. Average temperatures (as measured by heating degree days) across all of our service territories for the second quarter of fiscal 2012 were 16% warmer than normal and 17% warmer than the prior year second quarter. In the Partnership’s northeast and southeast service areas, average temperatures for the second quarter of fiscal 2012 were 23% and 25% warmer, respectively, when compared to the prior year second quarter.

Revenues of $357.6 million decreased $106.5 million, or 22.9%, compared to the prior year second quarter, primarily due to lower volumes sold and, to a lesser extent, lower average selling prices in the propane segment attributable to lower wholesale propane costs. Although average posted prices for propane during the fiscal 2012 second quarter were 9.8% lower compared to the prior year second quarter, commodity prices have remained high relative to historical levels. Average posted prices for fuel oil were 12.3% higher compared to the prior year second quarter.

Cost of products sold for the second quarter of fiscal 2012 of $208.4 million decreased $51.4 million, or 19.8%, compared to $259.8 million in the prior year second quarter. Cost of products sold in the prior year second quarter included a $4.1 million unrealized (non-cash) gain attributable to the mark-to-market adjustment for derivative instruments used in risk management activities which is excluded from Adjusted EBITDA in the table below. The mark-to-market adjustment for the fiscal 2012 second quarter was de minimis.

Combined operating and general and administrative expenses of $85.5 million for the second quarter of fiscal 2012 were $1.1 million, or 1.3%, lower than the prior year second quarter, primarily due to continued savings in payroll and benefit related expenses and lower variable compensation attributable to lower earnings.

Once again, we funded all working capital requirements with cash on hand without the need to borrow under our working capital facility and ended the second quarter of fiscal 2012 with $96.2 million of cash. On April 19, 2012, we announced that our Board of Supervisors had declared a quarterly distribution of $0.8525 per Common Unit for the three months ended March 24, 2012. On an annualized basis, this distribution rate equates to $3.41 per Common Unit. The $0.8525 per Common Unit distribution will be paid on May 8, 2012 to Common Unitholders of record as of May 1, 2012.

Looking ahead to the second half of fiscal 2012, we expect sales volumes to be negatively impacted due to the lack of customer usage during the heating season. In addition, continued sluggishness in the economy and high commodity prices will present challenges in each of our markets that will continue to affect customer buying habits, thus also having a possible negative impact on sales volumes and margins. Nonetheless, we believe that our flexible cost structure, focus on operating efficiencies and financial strength are all factors that should help us effectively manage through the challenging operating environment.

Our anticipated cash requirements for the remainder of fiscal 2012 include: (i) maintenance and growth capital expenditures of approximately $12.6 million; (ii) interest payments of approximately $11.8 million; and (iii) cash distributions of approximately $60.5 million to our Common Unitholders based on the current quarterly distribution rate of $0.8525 per Common Unit. Based on our current estimates of cash flow from operations and our cash position at the end of the second quarter of fiscal 2012, we do not anticipate the need to borrow under our credit facility to meet our working capital requirements for the remainder of fiscal 2012. As of March 24, 2012, there was $96.2 million of cash on the balance sheet, and unused borrowing capacity under our Revolving Credit Facility of $103.1 million, after considering outstanding letters of credit of $46.9 million.

Three Months Ended March 24, 2012 Compared to Three Months Ended March 26, 2011

Revenues

(Dollars in thousands)	Three Months Ended
	March 24, 2012	March 26, 2011	(Decrease)	Percent (Decrease)
Revenues
Propane	$283,759	$358,309	$(74,550)	(20.8%)
Fuel oil and refined fuels	43,748	63,518	(19,770)	(31.1%)
Natural gas and electricity	21,708	32,689	(10,981)	(33.6%)
All other	8,411	9,586	(1,175)	(12.3%)

Total revenues	$357,626	$464,102	$(106,476)	(22.9%)

Total revenues decreased $106.5 million, or 22.9%, to $357.6 million for the second quarter of fiscal 2012 compared to $464.1 million for the prior year second quarter primarily due to lower volumes sold. The decline in sales volumes was primarily due to the unfavorable impact of significantly warmer average temperatures during the second quarter of fiscal 2012 compared to the prior year second quarter, coupled with the negative impact of customer conservation efforts attributable to the high commodity price environment and ongoing sluggish economic conditions. Average temperatures across our service territories for the second quarter of fiscal 2012 were 16% warmer than normal and 17% warmer than the prior year second quarter. Record warm temperatures were experienced throughout much of the northeast and significantly warmer than normal temperatures were reported throughout the east coast. Average temperatures in the northeast and southeast regions for the second quarter of fiscal 2012 were 23% and 25%, respectively, warmer than the prior year second quarter. Although temperatures in the western region did not approach the same record warm levels as they did in the east, average temperatures in our western territories were 7% warmer than the prior year second quarter.

Revenues from the distribution of propane and related activities of $283.8 million for the second quarter of fiscal 2012 decreased approximately $74.6 million, or 20.8%, compared to $358.3 million in the prior year second quarter, primarily due to lower volumes sold, and to a much lesser extent, lower average selling prices attributable to lower wholesale product costs. Retail propane gallons sold in the second quarter of fiscal 2012 decreased 24.1 million gallons, or 21.1%, to 89.9 million gallons from 114.0 million gallons in the prior year second quarter. The volume decline was more pronounced within our residential customer base as the impact of weather has a greater effect on our residential customer’s propane consumption since the primary use of propane during the winter is for space heating. Average propane selling prices for the second quarter of fiscal 2012 decreased 1.4% compared to the prior year second quarter due to lower product costs. Included within the propane segment are revenues from other propane activities of $21.4 million for the second quarter of fiscal 2012, which increased $0.4 million compared to the prior year second quarter.

Revenues from the distribution of fuel oil and refined fuels of $43.7 million for the second quarter of fiscal 2012 decreased $19.8 million, or 31.1%, from $63.5 million in the prior year second quarter, primarily due to lower volumes sold, partially offset by higher average selling prices attributable to higher wholesale product costs. Fuel oil and refined fuels gallons sold in the second quarter of fiscal 2012 decreased 5.6 million gallons, or 34.6%, to 10.6 million gallons from 16.2 million gallons in the prior year second quarter. Average selling prices in our fuel oil and refined fuels segment in the second quarter of fiscal 2012 increased 5.5% compared to the prior year second quarter due to higher product costs.

Revenues in our natural gas and electricity segment decreased $11.0 million, or 33.6%, to $21.7 million in the second quarter of fiscal 2012 compared to $32.7 million in the prior year second quarter as a result of lower natural gas and electricity volumes sold, which was primarily attributable to the unseasonably warm weather in the northeast discussed above.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended		Increase/ (Decrease)	Percent Increase/ (Decrease)
	March 24, 2012	March 26, 2011
Cost of products sold
Propane	$157,028	$191,444	$(34,416)	(18.0%)
Fuel oil and refined fuels	33,982	41,640	(7,658)	(18.4%)
Natural gas and electricity	14,882	24,351	(9,469)	(38.9%)
All other	2,509	2,397	112	4.7%

Total cost of products sold	$208,401	$259,832	$(51,431)	(19.8%)

As a percent of total revenues	58.3%	56.0%

The cost of products sold reported in the condensed consolidated statements of operations represents the weighted average unit cost of propane and fuel oil and refined fuels sold, including transportation costs to deliver product from our supply points to storage or to our customer service centers. Cost of products sold also includes the cost of natural gas and electricity, as well as the cost of appliances and related parts sold or installed by our customer service centers computed on a basis that approximates the average cost of the products. Unrealized (non-cash) gains or losses from changes in the fair value of derivative instruments that are not designated as cash flow hedges are recorded in each quarterly reporting period within cost of products sold. Cost of products sold is reported exclusive of any depreciation and amortization; these amounts are reported separately within the condensed consolidated statements of operations.

Given the retail nature of our operations, we maintain a certain level of priced physical inventory to ensure our field operations have adequate supply commensurate with the time of year. Our strategy has been, and will continue to be, to keep our physical inventory priced relatively close to market for our field operations. Consistent with past practices, we principally utilize futures and/or options contracts traded on the NYMEX to mitigate the price risk associated with our priced physical inventory. Under this risk management strategy, realized gains or losses on futures or options contracts, which are reported in cost of products sold, will typically offset losses or gains on the physical inventory once the product is sold (which may or may not occur in the same accounting period). We do not use futures or options contracts, or other derivative instruments, for speculative trading purposes.

Average posted prices for propane in the second quarter of fiscal 2012 were 9.8% lower than the prior year second quarter, and average posted prices for fuel oil in the second quarter of fiscal 2012 were 12.3% higher than the prior year second quarter. Total cost of products sold decreased $51.4 million, or 19.8%, to $208.4 million in the second quarter of fiscal 2012 compared to $259.8 million in the prior year second quarter primarily due to lower volumes sold. In addition, the net change in the fair value of derivative instruments during the period resulted in a de minimis adjustment during the second quarter of fiscal 2012, and an unrealized (non-cash) gain of $4.1 million in the second quarter of fiscal 2011, resulting in an increase of $4.1 million in cost of products sold in the second quarter of fiscal 2012 compared to the prior year second quarter ($0.8 million and $3.3 million increase in cost of products sold reported in the propane segment and fuel oil and refined fuels segment, respectively).

Cost of products sold associated with the distribution of propane and related activities of $157.0 million for the second quarter of fiscal 2012 decreased $34.4 million, or 18.0%, compared to the prior year second quarter. Lower propane volumes sold resulted in a decrease of $38.7 million in cost of products sold during the second quarter of fiscal 2012 compared to the prior year second quarter. The impact of the decrease in volumes sold was partially offset by higher average propane costs as a result of higher wholesale product costs experienced in the first quarter of fiscal 2012, which resulted in a $1.1 million increase in cost of products sold during the second quarter of fiscal 2012 compared to the prior year second quarter. Cost of products sold from other propane activities increased $2.4 million in the second quarter of fiscal 2012 compared to the prior year second quarter.

Cost of products sold associated with our fuel oil and refined fuels segment of $34.0 million for the second quarter of fiscal 2012 decreased $7.7 million, or 18.4%, compared to the prior year second quarter. Lower fuel oil and refined fuels volumes sold resulted in a decrease of $14.5 million in cost of products sold during the second quarter of fiscal 2012 compared to the prior year second quarter. The impact of the decrease in volumes sold was partially offset by higher average fuel oil and refined fuels costs, which resulted in a $3.5 million increase in cost of products sold during the second quarter of fiscal 2012 compared to the prior year second quarter.

Cost of products sold in our natural gas and electricity segment of $14.9 million for the second quarter of fiscal 2012 decreased $9.5 million, or 38.9%, compared to the prior year second quarter, primarily due to lower natural gas and electricity volumes sold.

For the second quarter of fiscal 2012, total cost of products sold as a percent of total revenues increased 2.3 percentage points to 58.3% from 56.0% in the prior year second quarter. The increase in cost of products sold as a percentage of revenues was primarily attributable to sales volume mix as the more weather-sensitive higher margin residential customer base was the primary contributor to lower volumes sold.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	March 24, 2012	March 26, 2011	(Decrease)	Percent (Decrease)
Operating expenses	$71,293	$76,007	$(4,714)	(6.2%)
As a percent of total revenues	19.9%	16.4%

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

Operating expenses of $71.3 million in the second quarter of fiscal 2012 decreased $4.7 million, or 6.2%, compared to $76.0 million in the prior year second quarter as a result of lower payroll and benefit related expenses resulting from a lower headcount and operating efficiencies, as well as lower insurance costs and bad debt expense.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	March 24, 2012	March 26, 2011	Increase	Percent Increase
General and administrative expenses	$14,158	$10,576	$3,582	33.9%
As a percent of total revenues	4.0%	2.3%

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

General and administrative expenses of $14.2 million for second quarter of fiscal 2012 increased $3.6 million compared to $10.6 million in the prior year second quarter. General and administrative expenses for the second quarter of fiscal 2012 included a $2.1 million non-cash charge from a loss on disposal of an asset used in our natural gas and electricity business. This $2.1 million non-cash charge was excluded from our calculation of Adjusted EBITDA for the three months ended March 24, 2012, below. General and administrative expenses for the second quarter of fiscal 2011 included a $2.5 million gain on sale of assets. Excluding the impact of these items, general and administrative expenses decreased $1.0 million primarily due to lower variable compensation associated with lower earnings.

Severance Charges

During the second quarter of fiscal 2011 we recorded severance charges of $2.0 million related to the realignment of our regional operating footprint in response to the persistent and foreseeable challenges affecting the industry as a whole. The steps taken were made possible as a result of our technology infrastructure and the talent within the organization.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	March 24, 2012	March 26, 2011	(Decrease)	Percent (Decrease)
Depreciation and amortization	$7,649	$8,454	$(805)	(9.5%)
As a percent of total revenues	2.1%	1.8%

Depreciation and amortization expense of $7.6 million for the second quarter of fiscal 2012 decreased $0.8 million compared to $8.5 million in the prior year second quarter, primarily as a result of accelerated depreciation expense recorded in the prior year second quarter for vehicles taken out of service.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	March 24, 2012	March 26, 2011	(Decrease)	Percent (Decrease)
Interest expense, net	$6,425	$6,819	$(394)	(5.8%)
As a percent of total revenues	1.8%	1.5%

Net interest expense of $6.4 million for the second quarter of fiscal 2012 decreased $0.4 million compared to $6.8 million in the prior year second quarter, primarily due to a decrease in the interest rate on borrowings under our revolving credit facility as a result of the amendment to the credit agreement that was executed on January 5, 2012. See Liquidity and Capital Resources below for additional discussion on the amendment to the credit agreement.

Loss on Debt Extinguishment

In connection with the execution of the amendment of our credit agreement, we recognized a non-cash charge of $0.5 million to write-off a portion of unamortized debt origination costs during the second quarter of fiscal 2012. See Liquidity and Capital Resources below for additional discussion on the amendment to the credit agreement.

Net Income and EBITDA

Net income for the second quarter of fiscal 2012 amounted to $49.6 million, or $1.39 per Common Unit, compared to net income of $100.3 million, or $2.82 per Common Unit, in the prior year second quarter. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the second quarter of fiscal 2012 amounted to $63.3 million, compared to $115.7 million in the prior year second quarter. Adjusted EBITDA amounted to $65.9 million for the second quarter of fiscal 2012 compared to $113.6 million in the prior year second quarter.

EBITDA represents income before deducting interest expense, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA excluding the unrealized net gain or loss on mark-to-market activity for derivative instruments, loss on debt extinguishment, loss on asset disposal and severance charges. Our management uses EBITDA as a measure of liquidity and we disclose it because we believe that it provides our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. In addition, certain of our incentive compensation plans covering executives and other employees utilize Adjusted EBITDA as the performance target. Moreover, our revolving credit agreement requires us to use Adjusted EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA and Adjusted EBITDA are not recognized terms under US GAAP and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with US GAAP. Because EBITDA and Adjusted EBITDA as determined by us excludes some, but not all, items that affect net income, they may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other companies.

The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of Adjusted EBITDA, as so calculated, to our net cash provided by operating activities:

(Dollars in thousands)	Three Months Ended
	March 24, 2012	March 26, 2011
Net income	$49,573	$100,316
Add:
Provision for income taxes	(380)	98
Interest expense, net	6,425	6,819
Depreciation and amortization	7,649	8,454

EBITDA	63,267	115,687
Unrealized (non-cash) (gains) on changes in fair value of derivatives	—	(4,123)
Loss on debt extinguishment	507	—
Loss on asset disposal	2,078	—
Severance charges	—	2,000

Adjusted EBITDA	65,852	113,564
Add (subtract):
Provision for income taxes	380	(98)
Interest expense, net	(6,425)	(6,819)
Unrealized (non-cash) gains on changes in fair value of derivatives	—	4,123
Severance charges	—	(2,000)
Compensation cost recognized under Restricted Unit Plans	1,147	1,067
(Gain) on disposal of property, plant and equipment, net	(179)	(2,612)
Changes in working capital and other assets and liabilities	(18,404)	(52,529)

Net cash provided by operating activities	$42,371	$54,696

Six Months Ended March 24, 2012 Compared to Six Months Ended March 26, 2011

Revenues

(Dollars in thousands)	Six Months Ended
	March 24, 2012	March 26, 2011	(Decrease)	Percent (Decrease)
Revenues
Propane	$524,115	$617,710	$(93,595)	(15.2%)
Fuel oil and refined fuels	74,729	101,920	(27,191)	(26.7%)
Natural gas and electricity	39,759	51,657	(11,898)	(23.0%)
All other	18,909	21,122	(2,213)	(10.5%)

Total revenues	$657,512	$792,409	$(134,897)	(17.0%)

Total revenues decreased $134.9 million, or 17.0%, to $657.5 million for the first six months of fiscal 2012 compared to $792.4 million for the first six months of the prior year due to lower volumes sold, partially offset by higher average selling prices associated with higher product costs. The decline in sales volumes was primarily due to the unfavorable impact of significantly warmer average temperatures during the first six months of fiscal 2012 compared to the first six months of the prior year, coupled with the negative impact of customer conservation efforts attributable to the high commodity price environment and ongoing sluggish economic conditions. Average temperatures across our service territories for the first six months of fiscal 2012 were 14% warmer than normal and the first six months of the prior year. Record warm temperatures were experienced throughout much of the northeast and significantly warmer than normal temperatures were reported throughout the east coast. Average temperatures in the northeast and southeast regions for the six months of fiscal 2012 were 20% and 27%, respectively, warmer than the first six months of the prior year.

Revenues from the distribution of propane and related activities of $524.1 million for the first six months of fiscal 2012 decreased $93.6 million, or 15.2%, compared to $617.7 million for the first six months of the prior year, primarily due to lower volumes sold, partially offset by higher average selling prices associated with higher wholesale product costs. Retail propane gallons sold in the first six months of fiscal 2012 decreased 36.1 million gallons, or 18.0%, to 164.2 million gallons from 200.3 million gallons in the first six months of the prior year. The volume decline was more pronounced within our residential customer base as the impact of weather has a greater effect on our residential customer’s propane consumption since the primary use of propane during the winter is for space heating. Average propane selling prices for the first six months of fiscal 2012 increased 3.0% compared to the first six months of the prior year due to higher product costs. Included within the propane segment are revenues from other propane activities of $41.2 million for the first six months of fiscal 2012, which decreased $4.7 million compared to the first six months of the prior year.

Revenues from the distribution of fuel oil and refined fuels of $74.7 million for the first six months of fiscal 2012 decreased $27.2 million, or 26.7%, from $101.9 million in the first six months of the prior year, primarily due to lower volumes sold, partially offset by higher average selling prices associated with higher wholesale product costs. Fuel oil and refined fuels gallons sold in the first six months of fiscal 2012 decreased 9.3 million gallons, or 33.7%, to 18.3 million gallons from 27.6 million gallons in the first six months of the prior year. Average selling prices in our fuel oil and refined fuels segment in the first six months of fiscal 2012 increased 10.7% compared to the first six months of the prior year due to higher product costs.

Revenues in our natural gas and electricity segment decreased $11.9 million, or 23.0%, to $39.8 million in the first six months of fiscal 2012 compared to $51.7 million in the first six months of the prior year as a result of lower natural gas and electricity volumes sold, which was primarily attributable to the unseasonably warm weather in the northeast, discussed above.

Cost of Products Sold

(Dollars in thousands)	Six Months Ended		Increase/ (Decrease)	Percent Increase/ (Decrease)
	March 24, 2012	March 26, 2011
Cost of products sold
Propane	$300,507	$331,887	$(31,380)	(9.5%)
Fuel oil and refined fuels	58,152	71,477	(13,325)	(18.6%)
Natural gas and electricity	27,508	37,634	(10,126)	(26.9%)
All other	5,808	5,338	470	8.8%

Total cost of products sold	$391,975	$446,336	$(54,361)	(12.2%)

As a percent of total revenues	59.6%	56.3%

Average posted prices for propane and fuel oil for the first six months of fiscal 2012 were 1.7% and 18.6%, respectively, higher than the first six months of the prior year. Total cost of products sold decreased $54.4 million, or 12.2%, to $392.0 million in the first six months of fiscal 2012 compared to $446.4 million in the first six months of the prior year due to lower volumes sold, partially offset by higher average product costs. The net change in the fair value of derivative instruments during the period resulted in a $1.0 million unrealized (non-cash) loss reported in cost of products sold in the first six months of fiscal 2012, and an unrealized (non-cash) gain of $2.6 million in the first six months of fiscal 2011, resulting in an increase of $3.6 million in cost of products sold in the first six months of fiscal 2012 compared to the first six months of the prior year ($2.0 million and $1.6 million increase in cost of products sold reported in the propane segment and fuel oil and refined fuels segment, respectively).

Cost of products sold associated with the distribution of propane and related activities of $300.5 million for the first six months of fiscal 2012 decreased $31.4 million, or 9.5%, compared to the first six months of the prior year. Lower propane volumes sold resulted in a decrease of $55.4 million in cost of products sold during the first six months of fiscal 2012 compared to the first six months of the prior year. The impact of the decrease in volumes sold was partially offset by higher average propane costs, which resulted in a $23.0 million increase in cost of products sold during the first six months of fiscal 2012 compared to the first six months of the prior year. Cost of products sold from other propane activities decreased $1.0 million in the first six months of fiscal 2012 compared to the first six months of the prior year.

Cost of products sold associated with our fuel oil and refined fuels segment of $58.2 million for the first six months of fiscal 2012 decreased $13.3 million, or 18.6%, compared to the first six months of the prior year. Lower fuel oil and refined fuels volumes sold resulted in a decrease of $22.7 million in cost of products sold during the first six months of fiscal 2012 compared to the first six months of the prior year. The impact of the decrease in volumes sold was partially offset by higher average fuel oil and refined fuels costs, which resulted in a $7.8 million increase in cost of products sold during the first six months of fiscal 2012 compared to the first six months of the prior year.

Cost of products sold in our natural gas and electricity segment of $27.5 million for the first six months of fiscal 2012 decreased $10.1 million, or 26.9%, compared to the first six months of the prior year, primarily due to lower natural gas and electricity volumes sold.

For the first six months of fiscal 2012, total cost of products sold as a percent of total revenues increased 3.3 percentage points to 59.6% from 56.3% in the first six months of the prior year. The increase in cost of products sold as a percentage of revenues was primarily attributable to sales volume mix as the more weather-sensitive higher margin residential customer base was the primary contributor to lower volumes sold. In addition, wholesale product costs increased at a faster rate than average selling prices in the first six months of fiscal 2012 compared to the first six months of the prior year. Given the competitive nature of the propane and fuel oil businesses and the poor economic conditions, we were limited in our ability to pass along the rise in wholesale product costs to the end user.

Operating Expenses

(Dollars in thousands)	Six Months Ended
	March 24, 2012	March 26, 2011	(Decrease)	Percent (Decrease)
Operating expenses	$137,235	$145,084	$(7,849)	(5.4%)
As a percent of total revenues	20.9%	18.3%

Operating expenses of $137.2 million for the first six months of fiscal 2012 decreased approximately $7.8 million, or 5.4%, compared to $145.1 million in the first six months of the prior year as a result of lower payroll and benefit related expenses resulting from a lower headcount and operating efficiencies, as well as lower insurance costs and bad debt expense. These savings were partially offset by an increase in fuel costs for operating our fleet.

General and Administrative Expenses

(Dollars in thousands)	Six Months Ended		Increase	Percent Increase
	March 24, 2012	March 26, 2011
General and administrative expenses	$26,453	$24,781	$1,672	6.7%
As a percent of total revenues	4.0%	3.1%

General and administrative expenses of $26.5 million for the first six months of fiscal 2012 increased approximately $1.7 million compared to $24.8 million in the first six months of the prior year. General and administrative expenses for the first six months of fiscal 2012 included a $2.1 million non-cash charge from a loss on disposal of an asset used in our natural gas and electricity business. This $2.1 million non-cash charge was excluded from our calculation of Adjusted EBITDA for the six months ended March 24, 2012, below. General and administrative expenses for the first six months of fiscal 2011 included a $2.5 million gain on sale of assets. Excluding the impact of these items, general and administrative expenses decreased $2.9 million primarily due to lower variable compensation associated with lower earnings.

Severance Charges

During the first six months of fiscal 2011 we recorded severance charges of $2.0 million related to the realignment of our regional operating footprint in response to the persistent and foreseeable challenges affecting the industry as a whole. The steps taken were made possible as a result of our technology infrastructure and the talent within the organization.

Depreciation and Amortization

(Dollars in thousands)	Six Months Ended		(Decrease)	Percent (Decrease)
	March 24, 2012	March 26, 2011
Depreciation and amortization	$15,434	$16,634	$(1,200)	(7.2%)
As a percent of total revenues	2.3%	2.1%

Depreciation and amortization expense of $15.4 million for the first six months of fiscal 2012 decreased $1.2 million compared to $16.6 million in the first six months of the prior year, primarily as a result of accelerated depreciation expense recorded in the prior year period for vehicles taken out of service.

Interest Expense, net

(Dollars in thousands)	Six Months Ended		(Decrease)	Percent (Decrease)
	March 24, 2012	March 26, 2011
Interest expense, net	$13,263	$13,665	$(402)	(2.9%)
As a percent of total revenues	2.0%	1.7%

Net interest expense of $13.3 million for the first six months of fiscal 2012 decreased $0.4 million compared to $13.7 million in the first six months of the prior year, primarily due to a decrease in the interest rate on borrowings under our revolving credit facility as a result of the amendment to the credit agreement that was executed on January 5, 2012. See Liquidity and Capital Resources below for additional discussion on the amendment to the credit agreement.

Loss on Debt Extinguishment

In connection with the execution of the amendment of our credit agreement, we recognized a non-cash charge of $0.5 million to write-off a portion of unamortized debt origination costs during the first six months of fiscal 2012. See Liquidity and Capital Resources below for additional discussion on the amendment to the credit agreement.

Net Income and EBITDA

Net income for the first six months of fiscal 2012 amounted to $72.8 million, or $2.05 per Common Unit, compared to net income of $143.4 million, or $4.04 per Common Unit, in the first six months of the prior year. EBITDA for the first six months of fiscal 2012 and 2011 amounted to $101.3 million and $174.2 million, respectively. Adjusted EBITDA for the first six months of fiscal 2012 and 2011 amounted to $105.0 million and $173.7 million, respectively.

The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of Adjusted EBITDA, as so calculated, to our net cash provided by operating activities:

(Dollars in thousands)	Six Months Ended
	March 24, 2012	March 26, 2011
Net income	$72,805	$143,445
Add:
Provision for income taxes	(160)	464
Interest expense, net	13,263	13,665
Depreciation and amortization	15,434	16,634

EBITDA	101,342	174,208
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	1,048	(2,550)
Loss on debt extinguishment	507	—
Loss on asset disposal	2,078	—
Severance charges	—	2,000

Adjusted EBITDA	104,975	173,658
Add (subtract):
Provision for income taxes	160	(464)
Interest expense, net	(13,263)	(13,665)
Unrealized (non-cash) (losses) gains on changes in fair value of derivatives	(1,048)	2,550
Severance charges	—	(2,000)
Compensation cost recognized under Restricted Unit Plans	2,350	2,399
(Gain) on disposal of property, plant and equipment, net	(211)	(2,911)
Changes in working capital and other assets and liabilities	(75,915)	(109,729)

Net cash provided by operating activities	$17,048	$49,838

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first six months of fiscal 2012 was $17.0 million, compared to net cash provided by operating activities of $49.8 million for the first six months of the prior year. The decrease in net cash provided by operating activities was primarily attributable to a decrease in earnings in the first six months of fiscal 2012 compared to the first six months of the prior year, partially offset by a reduction in working capital requirements as a result of the decline in sales volumes.

Investing Activities. Net cash used in investing activities of $7.5 million for the first six months of fiscal 2012 consisted of capital expenditures of $9.4 million (including $5.2 million for maintenance expenditures and $4.2 million to support the growth of operations), partially offset by $1.9 million in net proceeds from the sale of property, plant and equipment. Net cash used in investing activities of $9.6 million for the first six months of fiscal 2011 consisted of capital expenditures of $11.4 million (including $5.2 million for maintenance expenditures and $6.2 million to support the growth of operations), and a business acquisition of $3.2 million, partially offset by $5.0 million in net proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash used in financing activities for the first six months of fiscal 2012 of $62.9 million reflects the quarterly distribution to Common Unitholders at a rate of $0.8525 per Common Unit paid in respect of the fourth quarter of fiscal 2011 and first quarter of fiscal 2012. With the execution of the amendment of our credit agreement on January 5, 2012, we rolled the $100.0 million then-outstanding under the revolving credit facility of the previous credit agreement into the revolving credit facility of the amended credit agreement. This resulted in the repayment of the $100.0 million then-outstanding under the revolving credit facility of the previous credit agreement with proceeds from borrowings under the revolving credit facility of the amended credit agreement. In addition, financing activities for the first six months of fiscal 2012 also reflects the payment of $2.4 million in debt origination costs associated with the aforementioned credit agreement amendment. See Summary of Long-Term Debt Obligations and Revolving Credit Lines below for additional discussion.

Net cash used in financing activities for the first six months of fiscal 2011 of $60.2 million reflects the quarterly distribution to Common Unitholders at a rate of $0.850 per Common Unit paid in respect of the fourth quarter of fiscal 2010 and $0.8525 per Common Unit paid in respect of the first quarter of fiscal 2011.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of March 24, 2012, our debt obligations consisted of $250.0 million in aggregate principal amount of 7.375% senior notes due 2020 (the “2020 Senior Notes”), and at our Operating Partnership level, an amended credit agreement (the “Amended Credit Agreement”) that provides for a four-year $250.0 million revolving credit facility (the “Revolving Credit Facility”) of which, $100.0 million was outstanding as of March 24, 2012. On January 5, 2012, our Operating Partnership executed an amendment to the previously outstanding credit agreement. The Amended Credit Agreement amended the previously outstanding credit agreement to, among other things, extend the maturity date from June 25, 2013 to January 5, 2017, reduce the borrowing rate and commitment fees, and amend certain affirmative and negative covenants. At the time the amendment was entered into, our Operating Partnership rolled the $100.0 million then outstanding under the revolving credit facility of the previous credit agreement into the revolving credit facility of the Amended Credit Agreement.

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

Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. Our Operating Partnership has the right to prepay loans under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. We have standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $46.9 million primarily in support of retention levels under our self-insurance programs, which expire periodically through April 15, 2013. Therefore, as of March 24, 2012 we had available borrowing capacity of $103.1 million under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at our Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1/2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon our ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of March 24, 2012, the interest rate for the Revolving Credit Facility was approximately 2.3%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.

The Operating Partnership has an interest rate swap agreement with a notional amount of $100.0 million and a termination date of June 25, 2013. Under the interest rate swap agreement, the Operating Partnership will pay a fixed interest rate of 3.12% to the issuing lender on the notional principal amount outstanding, effectively fixing the LIBOR portion of the interest rate at 3.12%. In return, the issuing lender will pay to the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount.

In connection with the Amended Credit Agreement, our Operating Partnership entered into a forward starting interest rate swap agreement with a June 25, 2013 effective date, which is commensurate with the maturity of the existing interest rate swap agreement, and termination date of January 5, 2017. Under the forward starting interest rate swap agreement, our Operating Partnership will pay a fixed interest rate of 1.63% to the issuing lender on the notional principal amount outstanding, effectively fixing the LIBOR portion of the interest rate at 1.63%. In return, the issuing lender will pay to our Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The forward starting interest rate swap has been designated as a cash flow hedge.

The Amended Credit Agreement and the 2020 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Amended Credit Agreement contains certain financial covenants (a) requiring the consolidated interest coverage ratio, as defined, at the Partnership level to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined, at the Partnership level from being greater than 4.75 to 1.0 as of the end of any fiscal quarter; and (c) prohibiting the senior secured consolidated leverage ratio, as defined, of the Operating Partnership from being greater than 3.0 to 1.0 as of the end of any fiscal quarter. Under the 2020 Senior Note indenture, we are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We were in compliance with all covenants and terms of the 2020 Senior Notes and the Amended Credit Agreement as of March 24, 2012.

Pursuant to the Contribution Agreement discussed above, we and our wholly owned subsidiary Suburban Energy Finance Corporation will conduct an offer to exchange any and all of the outstanding, unsecured 7% Senior Notes due 2018 and 6 7/8% Senior Notes due 2021 issued by Inergy and Inergy Finance Corp., which have an aggregate principal amount outstanding of $1.2 billion, for a combination of $1.0 billion in aggregate principal amount of new unsecured 7% Senior Notes due 2018 and 6 7/8% Senior Notes due 2021 issued by us and Suburban Energy Finance Corporation and $200 million in cash (the “Offer to Exchange”).

In connection with the Inergy Propane Acquisition and concurrently with the Offer to Exchange, we will seek equity financing of approximately $250.0 million for the purposes of funding the cash consideration in the Offer to Exchange, as well as the costs and expenses associated with the Offer to Exchange and costs and expenses associated with the consummation of the Inergy Propane Acquisition. Any net proceeds not so applied will be used for general partnership purposes.

On April 25, 2012, we also entered into a commitment letter with certain lenders who are party to our Amended Credit Agreement pursuant to which such lenders committed to provide Suburban with (i) a $250.0 million senior secured 364-day incremental term loan facility (the “364-Day Facility”) and (ii) an increase in the our revolving credit facility under the existing credit agreement from $250.0 million to $400.0 million. The 364-Day Facility will be available in the event that the equity financing transaction is not consummated by the closing of the Inergy Propane Acquisition.

On April 25, 2012, we also received consents from the requisite lenders under the Amended Credit Agreement to enable us to incur additional indebtedness, make amendments to the Amended Credit Agreement to adjust certain covenants, and otherwise perform our obligations as contemplated by the Inergy Propane Acquisition.

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

On April 19, 2012, we announced a quarterly distribution of $0.8525 per Common Unit, or $3.41 on an annualized basis, in respect of the second quarter of fiscal 2012 payable on May 8, 2012 to holders of record on May 1, 2012.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000. At March 24, 2012, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $26.5 million and $20.5 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At March 24, 2012, we had accrued insurance liabilities of $49.9 million, and an insurance recovery asset of $16.5 million related to the amount of the liability expected to be covered by insurance carriers.

Legal Matters.

Our operations are subject to all operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. We have been, and will continue to be, a defendant in various legal proceedings and litigation arising in the ordinary course of business, both as a result of these operating hazards and risks, and as a result of other aspects of its business. In this last regard, we are currently a defendant in suits in several states, including two putative class actions in which no class has yet been certified. The complaints allege a number of commercial claims, including as to our pricing, fee disclosure and tank ownership, under various consumer statutes, the Uniform Commercial Code, common law and antitrust law. Based on the nature of the allegations under these commercial suits, we believe that the suits are without merit and we are contesting each of these suits vigorously. With respect to the pending commercial suits, other than for legal defense fees and expenses, based on the merits of the allegations and discovery to date, no liability for a loss contingency is required.

Off-Balance Sheet Arrangements

Guarantees

We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2019. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was approximately $10.5 million as of March 24, 2012. The fair value of residual value guarantees for outstanding operating leases was de minimis as of March 24, 2012.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued an accounting standards update to provide guidance on increasing the prominence of items reported in other comprehensive income. This update eliminates the option to present components of other comprehensive income as part of the statement of partners’ capital and requires net income and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Early adoption of this updated guidance is permitted, and it becomes effective retrospectively for fiscal years beginning after December 15, 2011, which will be the first quarter of our 2013 fiscal year. This update does not change the items that must be reported in other comprehensive income but will require the Partnership to change its historical practice of showing comprehensive income within the Statement of Partners’ Capital.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1/2 of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the total ratio of debt to EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. The interest rate swaps have been designated as a cash flow hedge. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At March 24, 2012, the fair value of the interest rate swaps was $3.6 million representing an unrealized loss and is included within other current liabilities and other liabilities, as applicable, with a corresponding debit in OCI.

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

Sensitivity Analysis

In an effort to estimate our exposure to unfavorable market price changes in commodities related to our open positions under derivative instruments, we developed a model that incorporates the following data and assumptions:

A.	The fair value of open positions as of March 24, 2012.

B.	The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, a hypothetical 10% adverse change in market prices for which futures and option contracts exists indicates potential future losses in future earnings of $1.8 million as of March 24, 2012. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 24, 2011. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of March 24, 2012. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of March 24, 2012, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 24, 2012 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, Note 10 to the Condensed Consolidated Financial Statements, of this Form 10-Q is hereby incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 24, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Amended and Restated Credit Agreement, dated January 5, 2012. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on January 6, 2012).

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

101.INS	XBRL Instance Document (Furnished herewith). *

101.SCH	XBRL Taxonomy Extension Schema Document (Furnished herewith). *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Furnished herewith). *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Furnished herewith). *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Furnished herewith). *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Furnished herewith). *

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

SUBURBAN PROPANE PARTNERS, L.P.

May 3, 2012	By:	/s/ MICHAEL A. STIVALA
Date		Michael A. Stivala
Chief Financial Officer

May 3, 2012	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Vice President and Chief Accounting Officer