Form 10-Q
period 2012-06-23
SUBURBAN PROPANE PARTNERS LP
filed 2012-08-02
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 23, 2012

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

In addition, cautionary statements include statements regarding the timing, impact on our results of operations, liquidity and capital resources, along with and the tangible and intangible and expected benefits of the Inergy Propane Acquisition (defined in Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein), and also include statements relating to or regarding:

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

The following factors, among others, including those discussed above could cause actual results to differ materially from those described in the forward-looking statements:

•	expected cost savings from the Inergy Propane Acquisition may not be fully realized or realized within the expected time frame;

•	the Partnership’s revenue following the Inergy Propane Acquisition may be lower than expected;

•	weather conditions resulting in reduced demand;

•	costs related to the integration of the acquired businesses and the Partnership may be greater than expected;

•	general economic conditions, either internationally or nationally or in the jurisdictions in which the Partnership is doing business, may be less favorable than expected;

•	inability to retain key personnel after the Inergy Propane Acquisition; and

•	operating, legal and regulatory risks.

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

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 23,	September 24,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$115,804	$149,553
Accounts receivable, less allowance for doubtful accounts of $5,990 and $6,960, respectively	62,478	66,630
Inventories	52,331	65,907
Other current assets	18,555	15,732

Total current assets	249,168	297,822
Property, plant and equipment, net	327,212	338,125
Goodwill	277,651	277,651
Other assets	42,033	42,861

Total assets	$896,064	$956,459

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$26,309	$37,456
Accrued employment and benefit costs	12,371	22,951
Customer deposits and advances	36,634	57,476
Other current liabilities	35,770	33,631

Total current liabilities	111,084	151,514
Long-term borrowings	348,331	348,169
Accrued insurance	43,604	42,891
Other liabilities	55,515	55,667

Total liabilities	558,534	598,241

Commitments and contingencies

Partners’ capital:
Common Unitholders (35,545 and 35,429 units issued and outstanding at June 23, 2012 and September 24, 2011, respectively)	394,086	418,134
Accumulated other comprehensive loss	(56,556)	(59,916)

Total partners’ capital	337,530	358,218

Total liabilities and partners’ capital	$896,064	$956,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	June 23,	June 25,
	2012	2011
Revenues
Propane	$142,681	$169,258
Fuel oil and refined fuels	17,533	22,528
Natural gas and electricity	12,119	16,691
All other	7,268	8,086

	179,601	216,563
Costs and expenses
Cost of products sold	88,776	125,175
Operating	65,369	68,747
General and administrative	13,778	12,618
Acquisition-related costs	5,950	—
Depreciation and amortization	8,472	9,670

	182,345	216,210

Operating (loss) income	(2,744)	353
Interest expense, net	6,479	6,867

Loss before provision for income taxes	(9,223)	(6,514)
Provision for income taxes	100	273

Net loss	$(9,323)	$(6,787)

Loss per Common Unit—basic	$(0.26)	$(0.19)

Weighted average number of Common Units outstanding—basic	35,653	35,540

Loss per Common Unit—diluted	$(0.26)	$(0.19)

Weighted average number of Common Units outstanding—diluted	35,653	35,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Nine Months Ended
	June 23,	June 25,
	2012	2011
Revenues
Propane	$666,796	$786,968
Fuel oil and refined fuels	92,262	124,448
Natural gas and electricity	51,878	68,348
All other	26,177	29,208

	837,113	1,008,972
Costs and expenses
Cost of products sold	480,751	571,511
Operating	202,604	213,831
General and administrative	40,231	37,399
Severance charges	—	2,000
Acquisition-related costs	5,950	—
Depreciation and amortization	23,906	26,304

	753,442	851,045

Operating income	83,671	157,927
Loss on debt extinguishment	507	—
Interest expense, net	19,742	20,532

Income before (benefit from) provision for income taxes	63,422	137,395
(Benefit from) provision for income taxes	(60)	737

Net income	$63,482	$136,658

Income per Common Unit—basic	$1.78	$3.85

Weighted average number of Common Units outstanding—basic	35,616	35,517

Income per Common Unit—diluted	$1.77	$3.83

Weighted average number of Common Units outstanding—diluted	35,794	35,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 23, 2012	June 25, 2011
Cash flows from operating activities:
Net income	$63,482	$136,658
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	23,906	26,304
Loss on debt extinguishment	507	—
Other, net	6,424	1,916
Changes in assets and liabilities:
Accounts receivable	4,152	(22,685)
Inventories	13,576	7,331
Other current and noncurrent assets	(1,644)	3,679
Accounts payable	(11,147)	(7,466)
Accrued employment and benefit costs	(10,580)	(7,296)
Customer deposits and advances	(20,842)	(31,411)
Accrued insurance	(1,177)	(3,339)
Other current and noncurrent liabilities	6,593	6,150

Net cash provided by operating activities	73,250	109,841

Cash flows from investing activities:
Capital expenditures	(14,384)	(17,241)
Acquisition of business	—	(3,195)
Proceeds from sale of property, plant and equipment	2,367	5,567

Net cash (used in) investing activities	(12,017)	(14,869)

Cash flows from financing activities:
Repayments of long-term borrowings	(100,000)	—
Proceeds from long-term borrowings	100,000	—
Issuance costs associated with borrowings	(4,192)	—
Partnership distributions	(90,790)	(90,433)

Net cash (used in) financing activities	(94,982)	(90,433)

Net (decrease) increase in cash and cash equivalents	(33,749)	4,539
Cash and cash equivalents at beginning of period	149,553	156,908

Cash and cash equivalents at end of period	$115,804	$161,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Number of Common Units	Common Unitholders	Accumulated Other Comprehensive (Loss)	Total Partners’ Capital	Comprehensive Income
Balance at September 24, 2011	35,429	$418,134	$(59,916)	$358,218
Net income		63,482		63,482	$63,482
Other comprehensive income:
Unrealized losses on cash flow hedges			(2,234)	(2,234)	(2,234)
Reclassification of realized losses on cash flow hedges into earnings			2,008	2,008	2,008
Amortization of net actuarial losses and prior service credits into earnings			3,586	3,586	3,586

Comprehensive income					$66,842

Partnership distributions		(90,790)		(90,790)
Common Units issued under Restricted Unit Plans	116
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		3,260		3,260

Balance at June 23, 2012	35,545	$394,086	$(56,556)	$337,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per unit amounts)

(unaudited)

1. Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 35,544,766 Common Units outstanding at June 23, 2012. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The following summarizes the gross fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheet as of June 23, 2012 and September 24, 2011, respectively:

	As of June 23, 2012		As of September 24, 2011
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity options	Other current assets	$7,263	Other current assets	$3,710
	Other assets	—	Other assets	612

Commodity futures	Other current assets	1,952	Other current assets	1,132

		$9,215		$5,454

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	$2,646	Other current liabilities	$2,662
	Other liabilities	2,176	Other liabilities	1,934

		$4,822		$4,596

Derivatives not designated as hedging instruments:
Commodity options	Other current liabilities	$1,338	Other current liabilities	$2,407
	Other liabilities	—	Other liabilities	69

		$1,338		$2,476

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended June 23, 2012		Nine Months Ended June 25, 2011
	Assets	Liabilities	Assets	Liabilities
Opening balance of over-the-counter options	$1,780	$118	$1,509	$29
Beginning balance realized during the period	(758)	(15)	(1,509)	(29)
Contracts purchased during the period	3,245	259	2,778	226
Change in the fair value of beginning balance	2,678	669	—	—

Closing balance of over-the-counter options	$6,945	$1,031	$2,778	$226

As of June 23, 2012 and September 24, 2011, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately 3 months and 4 months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statements of operations for the three and nine months ended June 23, 2012 and June 25, 2011 are as follows:

	Three months ended June 23, 2012			Three months ended June 25, 2011
Derivatives in Cash Flow Hedging	Gains (Losses) Recognized in OCI	Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)		Gains (Losses) Recognized in OCI	Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Relationships	(Effective Portion)	Location	Amount	(Effective Portion)	Location	Amount
Interest rate swap	$(1,856)	Interest expense	$(670)	$(1,077)	Interest expense	$(719)

	$(1,856)		$(670)	$(1,077)		$(719)

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income	Amount of Unrealized Gains (Losses) Recognized in Income	Location of Gains (Losses) Recognized in Income	Amount of Unrealized Gains (Losses) Recognized in Income
Commodity options	Cost of products sold	$6,465	Cost of products sold	$(516)
Commodity futures	Cost of products sold	1,753	Cost of products sold	203

		$8,218		$(313)

	Nine months ended June 23, 2012			Nine months ended June 25, 2011
Derivatives in Cash Flow Hedging	Gains (Losses) Recognized in OCI	Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)		Gains (Losses) Recognized in OCI	Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Relationships	(Effective Portion)	Location	Amount	(Effective Portion)	Location	Amount
Interest rate swap	$(2,234)	Interest expense	$(2,008)	$(851)	Interest expense	$(2,147)

	$(2,234)		$(2,008)	$(851)		$(2,147)

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income	Amount of Unrealized Gains (Losses) Recognized in Income	Location of Gains (Losses) Recognized in Income	Amount of Unrealized Gains (Losses) Recognized in Income
Commodity options	Cost of products sold	$6,350	Cost of products sold	$283
Commodity futures	Cost of products sold	820	Cost of products sold	1,954

		$7,170		$2,237

Bank Debt and Senior Notes. The fair value of the Revolving Credit Facility (defined below) approximates the carrying value since the interest rates are periodically adjusted to reflect market conditions. Based upon quoted market prices, qualifying as a Level 1 fair value input, the fair value of the Partnership’s 2020 senior notes was $262,500 and $248,500 as of June 23, 2012 and September 24, 2011, respectively.

4. Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	June 23,	September 24,
	2012	2011
Propane, fuel oil and refined fuels and natural gas	$50,969	$64,601
Appliances and related parts	1,362	1,306

	$52,331	$65,907

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

	As of
	June 23,	September 24,
	2012	2011
Propane	$265,313	$265,313
Fuel oil and refined fuels	4,438	4,438
Natural gas and electricity	7,900	7,900

	$277,651	$277,651

6. Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and restricted units granted under the restricted unit plans to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under the restricted unit plans. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 177,431 and 194,668 units for the nine months ended June 23, 2012 and June 25, 2011, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

7. Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	June 23,	September 24,
	2012	2011
7.375% senior notes, due March 15, 2020, net of unamortized discount of $1,669 and $1,831, respectively	$248,331	$248,169
Revolving credit facility, due January 5, 2017	100,000	100,000

	$348,331	$348,169

On March 23, 2010, the Partnership and its wholly-owned subsidiary, Suburban Energy Finance Corporation, issued $250,000 in aggregate principal amount of 7.375% senior notes due 2020 (the “2020 Senior Notes”). The 2020 Senior Notes were issued at 99.136% of the principal amount. The Partnership’s obligations under the 2020 Senior Notes are unsecured and rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The 2020 Senior Notes are structurally subordinated to, which means they rank effectively behind, any debt and other liabilities of the Operating Partnership. The 2020 Senior Notes mature on March 15, 2020 and require semi-annual interest payments in March and September. The Partnership is permitted to redeem some or all of the 2020 Senior Notes any time at redemption prices specified in the indenture governing the 2020 Senior Notes. In addition, the 2020 Senior Notes have a change of control provision that would require the Partnership to offer to repurchase the notes at 101% of the principal amount repurchased, if a change of control as defined in the indenture occurs and is followed by a rating decline (a decrease in the rating of the notes by either Moody’s Investors Service or Standard and Poor’s Rating Group by one or more gradations) within 90 days of the consummation of the change of control.

The Operating Partnership has a credit agreement, as amended on January 5, 2012 (the “Amended Credit Agreement”) that provides for a five-year $250,000 revolving credit facility (the “Revolving Credit Facility”) of which, $100,000 was outstanding as of June 23, 2012 and September 24, 2011. The Amended Credit Agreement amends the previous credit agreement to, among other things, extend the maturity date from June 25, 2013 to January 5, 2017, reduce the borrowing rate and commitment fees, and amend certain affirmative and negative covenants. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

At the time the amendment was entered into, the Operating Partnership had existing borrowings of $100,000 under the revolving credit facility of the previous credit agreement, which borrowings have been rolled into the Revolving Credit Facility of the Amended Credit Agreement. In addition, at the time the amendment was entered into, the Operating Partnership had letters of credit issued under the revolving credit facility of the previous credit agreement primarily in support of retention levels under its self-insurance programs, all of which have been rolled into the Revolving Credit Facility of the Amended Credit Agreement. As of June 23, 2012, the Partnership had standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $46,926 which expire periodically through April 15, 2013. Therefore, as of June 23, 2012 the Partnership had available borrowing capacity of $103,074 under the Revolving Credit Facility.

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

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1/2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of June 23, 2012, the interest rate for the Revolving Credit Facility was approximately 2.7%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.

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

The Amended Credit Agreement and the 2020 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Amended Credit Agreement contains certain financial covenants (a) requiring the Partnership’s consolidated interest coverage ratio, as defined, to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined, of the Partnership from being greater than 4.75 to 1.0 as of the end of any fiscal quarter; and (c) prohibiting the Operating Partnership’s senior secured consolidated leverage ratio, as defined, from being greater than 3.0 to 1.0 as of the end of any fiscal quarter. Under the indenture governing the 2020 Senior Notes, the Partnership is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1.0. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the 2020 Senior Notes and the Amended Credit Agreement as of June 23, 2012.

On April 25, 2012, the Partnership received consents from the requisite lenders under the Amended Credit Agreement to enable the Partnership to incur additional indebtedness, make amendments to the Amended Credit Agreement to adjust certain covenants, and otherwise perform our obligations as contemplated by the Inergy Propane Acquisition see Note 16. Subsequent Event – Acquisition of Inergy Propane for a description of further amendments to the Amended Credit Agreement and the new senior notes issued by the Partnership in connection with the Inergy Propane Acquisition.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, long-term borrowings are capitalized within other assets and amortized on a straight-line basis over the term of the respective debt agreements. In connection with the execution of the Amendment Credit Agreement, the Partnership recognized a non-cash charge of $507 to write-off a portion of unamortized debt origination costs associated with the previous credit agreement, and capitalized $2,420 for origination costs incurred with the amendment. During the third quarter of fiscal 2012, the Partnership capitalized $1,772 for origination costs incurred in connection with the issuance of new senior notes in August 2012 in connection with the Inergy Propane Acquisition. Other assets at June 23, 2012 and September 24, 2011 include debt origination costs with a net carrying amount of $9,747 and $7,207, respectively.

The aggregate amounts of long-term debt maturities subsequent to June 23, 2012 are as follows: fiscal 2012 through fiscal 2016: $-0-; and thereafter: $350,000.

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

On July 18, 2012, the Partnership announced a quarterly distribution of $0.8525 per Common Unit, or $3.41 per Common Unit on an annualized basis, in respect of the third quarter of fiscal 2012, payable on August 7, 2012 to holders of record on July 31, 2012.

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

Restricted Unit Plans. In fiscal 2000 and fiscal 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan and 2009 Restricted Unit Plan (collectively, the “Restricted Unit Plans”), respectively, which authorize the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership. The total number of Common Units authorized for issuance under the Restricted Unit Plans was 1,902,122 as of June 23, 2012. Unless otherwise stipulated by the Compensation Committee of the Board of Supervisors on or before the grant date, restricted units issued under the Restricted Unit Plans vest over time with 25% of the Common Units vesting on each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting on the fifth anniversary of the grant date. The Restricted Unit Plans participants are not eligible to receive quarterly distributions with respect to or vote their respective restricted units until vested. Because each restricted unit represents a promise to issue a Common Unit at a future date, restricted units cannot be sold or transferred prior to vesting. The fair value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions and forfeitures during the vesting period. Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plans. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

During the nine months ended June 23, 2012, the Partnership awarded 108,674 restricted units under the Restricted Unit Plans at an aggregate grant date fair value of $3,543. The following is a summary of activity for the Restricted Unit Plans for the nine months ended June 23, 2012:

		Weighted
		Average Grant
		Date Fair Value
	Units	Per Unit
Outstanding September 24, 2011	485,423	$32.71
Awarded	108,674	32.60
Forfeited	(11,093)	(30.63)
Issued	(115,911)	(31.77)

Outstanding June 23, 2012	467,093	$33.04

As of June 23, 2012, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $6,264. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1.8 years. Compensation expense recognized under the Restricted Unit Plans, net of forfeitures, for the three and nine months ended June 23, 2012 was $911 and $3,261, respectively, and $737 and $3,136 for the three and nine months ended June 25, 2011, respectively.

Long-Term Incentive Plan. The Partnership has a non-qualified, unfunded long-term incentive plan for officers and key employees (the “LTIP”) which provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period. The level of compensation earned under the LTIP is based on the market performance of the Partnership’s Common Units on the basis of total return to Unitholders (“TRU”) compared to the TRU of a predetermined peer group consisting solely of other master limited partnerships, approved by the Compensation Committee of the Board of Supervisors, over the same three-year performance period. As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense for the three and nine months ended June 23, 2012 was $(49) and $643, respectively, and $31 and $1,532 for the three and nine months ended June 25, 2011, respectively. As of June 23, 2012 and September 24, 2011, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $2,471 and $5,164, respectively, related to estimated future payments under the LTIP.

10. Commitments and Contingencies

Self-Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of June 23, 2012 and September 24, 2011, the Partnership had accrued insurance liabilities of $51,664 and $52,841, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $16,943 and $17,513 as of June 23, 2012 and September 24, 2011, respectively.

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

11. Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2019. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $10,119 as of June 23, 2012. The fair value of residual value guarantees for outstanding operating leases was de minimis as of June 23, 2012 and September 24, 2011.

12. Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	June 23, 2012	June 25, 2011	June 23, 2012	June 25, 2011
Interest cost	$1,577	$1,706	$4,733	$5,117
Expected return on plan assets	(1,416)	(1,574)	(4,249)	(4,721)
Recognized net actuarial loss	1,318	1,180	3,953	3,540

Net periodic benefit cost	$1,479	$1,312	$4,437	$3,936

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	June 23, 2012	June 25, 2011	June 23, 2012	June 25, 2011
Service cost	$2	$2	$5	$6
Interest cost	200	214	602	641
Amortization of prior service costs	(122)	(122)	(367)	(367)
Recognized net actuarial loss	—	(9)	—	(27)

Net periodic benefit cost	$80	$85	$240	$253

There are no projected minimum employer cash contribution requirements under ERISA laws for fiscal 2012 under our defined benefit pension plan. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2012 is $1,669, of which $1,062 has been contributed during the nine months ended June 23, 2012.

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

The following table presents certain relevant financial information by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Nine Months Ended
	June 23, 2012	June 25, 2011	June 23, 2012	June 25, 2011
Revenues:
Propane	$142,681	$169,258	$666,796	$786,968
Fuel oil and refined fuels	17,533	22,528	92,262	124,448
Natural gas and electricity	12,119	16,691	51,878	68,348
All other	7,268	8,086	26,177	29,208

Total revenues	$179,601	$216,563	$837,113	$1,008,972

Operating income:
Propane	$25,270	$20,434	$139,251	$193,700
Fuel oil and refined fuels	(1,789)	(318)	4,142	14,437
Natural gas and electricity	1,416	1,789	5,759	10,409
All other	(4,029)	(3,433)	(10,358)	(8,947)
Corporate	(23,612)	(18,119)	(55,123)	(51,672)

Total operating income	(2,744)	353	83,671	157,927
Reconciliation to net income:
Loss on debt extinguishment	—	—	507	—
Interest expense, net	6,479	6,867	19,742	20,532
Provision for income taxes	100	273	(60)	737

Net income	$(9,323)	$(6,787)	$63,482	$136,658

Depreciation and amortization:
Propane	$5,142	$5,011	$14,997	$15,326
Fuel oil and refined fuels	1,433	1,378	2,595	2,691
Natural gas and electricity	79	225	382	672
All other	19	34	72	192
Corporate	1,799	3,022	5,860	7,423

Total depreciation and amortization	$8,472	$9,670	$23,906	$26,304

	As of
	June 23, 2012	September 24, 2011
Assets:
Propane	$685,576	$706,008
Fuel oil and refined fuels	38,765	44,973
Natural gas and electricity	14,599	18,675
All other	3,693	3,719
Corporate	153,431	183,084

Total assets	$896,064	$956,459

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

16. Subsequent Event – Acquisition of Inergy Propane

On August 1, 2012 (the “Acquisition Date”), the Partnership completed the acquisition of the sole membership interest in Inergy Propane, LLC, including certain wholly-owned subsidiaries of Inergy Propane LLC, and the assets of Inergy Sales and Service, Inc. (“Inergy Sales”). The acquired interests and assets are collectively referred to as “Inergy Propane.” As of the Acquisition Date, Inergy Propane consisted of the former retail propane assets and operations of Inergy, L.P. (“Inergy”).

The acquisition of Inergy Propane (the “Inergy Propane Acquisition”) was consummated pursuant to a definitive agreement dated April 25, 2012 with Inergy, Inergy GP, LLC and Inergy Sales, as amended (the “Contribution Agreement”). Prior to the Acquisition Date, Inergy Propane transferred its interest in certain subsidiaries, as well as all of its rights and interests in the assets and properties of its wholesale propane supply, marketing and distribution business, and its rights and interest in the assets and properties of its West Coast natural gas liquids business, to Inergy. These assets were not included as part of the Inergy Propane business at the time of the transfer of the membership interests in Inergy Propane to the Partnership and were not part of the Inergy Propane Acquisition. On the Acquisition Date, Inergy Propane and its remaining wholly-owned subsidiaries acquired became subsidiaries of the Partnership. The results of operations of Inergy Propane will be included in the Partnership’s results of operations beginning on the Acquisition Date.

Pursuant to the Contribution Agreement, the Partnership agreed to issue $600,000 in new common units in the aggregate to Inergy and Inergy Sales (the “Equity Consideration”). In accordance with the Contribution Agreement, the number of common units to be issued to Inergy and Inergy Sales in the aggregate is determined by dividing $600,000 by the average of the high and low sales prices of the Partnership’s common units for the twenty consecutive trading days ending on the day prior to the execution of the Contribution Agreement, which was determined to be $43.1885, resulting in 13,893 common units.

Also pursuant to the Contribution Agreement, the Partnership and its wholly-owned subsidiary Suburban Energy Finance Corp. commenced an offer to exchange (the “Exchange Offers”) any and all of the outstanding unsecured 7% Senior Notes due 2018 and 6 7/8% Senior Notes due 2021 issued by Inergy and Inergy Finance Corp., which had an aggregate principal amount outstanding of $1,200,000 (collectively, the “Inergy Notes”), for a combination of $1,000,000 in aggregate principal amount of new unsecured 7 1/2% Senior Notes due 2018 and 7 3/8% Senior Notes due 2021 (collectively, the “SPH Notes”) issued by the Partnership and Suburban Energy Finance Corp. and up to $200,000 in cash to be paid to tendering noteholders (the “Exchange Offer Cash Consideration”). Pursuant to the Contribution Agreement, the Partnership was required to pay Inergy the difference, if any, between $200,000 and the actual Exchange Offer Cash Consideration paid in accordance with the terms of the Exchange Offers (such payment, the “Inergy Cash Consideration”). The Contribution Agreement provides that the Partnership will offer $65,000 in aggregate cash consent payments in connection with the Exchange Offers and that Inergy will pay $36,500 to the Partnership in cash on the Acquisition Date. The Exchange Offers expired and settled on August 1, 2012 (the “Settlement Date”). On the Settlement Date, the Partnership had received tenders and consents from holders representing approximately 98.09% of the total outstanding principal amount of the 2018 Inergy Notes, and tenders and consents from holders representing approximately 99.74% of the total outstanding principal amount of the 2021 Inergy Notes. Based on the results of the Exchange Offers, the Exchange Offer Cash Consideration due to tendering Inergy noteholders was $184,761. The Inergy Cash Consideration was satisfied by the issuance of 308 common units to Inergy and therefore, when combined with the Equity Consideration, the Partnership issued 14,201 common units in the aggregate to Inergy and Inergy Sales on August 1, 2012. Inergy will subsequently distribute 14,058 of such common units to its unitholders and will retain 1% of such common units, or 143 common units.

On April 25, 2012, the Partnership received consents from the requisite lenders under the Amended Credit Agreement to enable it to incur additional indebtedness, make amendments to the Amended Credit Agreement to adjust certain covenants, and otherwise perform our obligations as contemplated by the Inergy Propane Acquisition. On August 1, 2012, the Operating Partnership executed an amendment to the Amended Credit Agreement to, among other things, provide for (i) a $250,000 senior secured 364-day incremental term loan facility (the “364-Day Facility”) and (ii) an increase in our revolving credit facility under the Amended Credit Agreement from $250,000 to $400,000. On the Acquisition Date, the Operating Partnership drew $225,000 on the 364-Day Facility, which, together with cash received from Inergy (pursuant to the Contribution Agreement) and cash on hand, was used to pay (i) the consent fees and the Exchange Offer Cash Consideration, (ii) costs and fees related to the Exchange Offers, and (iii) costs and expenses related to the Inergy Propane Acquisition. The Partnership intends to repay such borrowings with an equity financing in the future, subject to market conditions.

The amendment to the Amended Credit Agreement also amended certain restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, as well as certain financial covenants, including (a) requiring the Partnership’s consolidated interest coverage ratio, as defined in the amendment, to be not less than 2.0 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined in the amendment, of the Partnership from being greater than 7.0 to 1.0 as of the end of any fiscal quarter. The minimum consolidated interest coverage ratio increases over time, and commencing with the second quarter of fiscal 2015, such minimum ratio will be 2.5 to 1.0. The maximum consolidated leverage ratio decreases over time, and commencing with the first quarter of fiscal 2015, such maximum ratio will be 4.75 to 1.0.

The preliminary fair value of the purchase price for Inergy Propane was $1,896,860, consisting of: (i) $1,075,043 of newly issued SPH Notes (with an aggregate par value of $1,000,000) and $184,761 in cash to tendering Inergy noteholders pursuant to the Exchange Offers; (ii) $65,000 in cash to the Inergy noteholders for the consent payments pursuant to the consent solicitations; (iii) $590,027 of new Suburban common units (consisting of 14,201 common units), which will be distributed to Inergy and Inergy Sales, all but $5,942 (consisting of 143 common units) of which will subsequently be distributed by Inergy to its unitholders; and (iv) reduced by the $17,971 of cash received from Inergy on the Acquisition Date, pursuant to the Contribution Agreement (the cash consideration received from Inergy includes the $36,500 discussed above, and is net of amounts owed to Inergy by the Partnership at the Acquisition Date).

The Inergy Propane Acquisition is consistent with key elements of the Partnership’s strategy for operational growth, which is to focus on businesses with a relatively steady cash flow that will extend the Partnership’s presence in strategically attractive markets, complement its existing business segments or provide an opportunity to diversify its operations with other energy-related assets. For the year ended September 30, 2011, Inergy Propane sold approximately 325,600 gallons of propane and 39,000 gallons of fuel oil and refined fuels to its retail customers in 33 states.

The following presents unaudited pro forma combined financial information as if the Inergy Propane Acquisition had occurred on September 26, 2010, the first day of the Partnership’s 2011 fiscal year:

	For the three months ended		For the nine months ended
	June 23, 2012	June 25, 2011	June 23, 2012	June 25, 2011
Revenues	$307,679	$373,168	$1,582,831	$1,919,357
Net (loss) income	$(46,428)	$(53,043)	$61,759	$203,618
(Loss) income per unit
Basic	$(0.93)	$(1.07)	$1.24	$4.10
Diluted	$(0.93)	$(1.07)	$1.24	$4.08

The unaudited pro forma combined financial information reflect Inergy Propane’s historical operating results after giving effect to adjustments directly attributable to the transaction that are expected to have a continuing effect. The unaudited pro forma combined financial information is not necessarily indicative of the results that would have occurred had the Inergy Propane Acquisition occurred on the date indicated nor is it necessarily indicative of future operating results.

In accordance with the Contribution Agreement, the Partnership and Inergy entered into a transition services agreement (the “TSA”) whereby Inergy will provide certain services to the Partnership. The principal services include general business continuity, information technology, accounting, tax and administrative services. Services under the TSA will be provided through the expiration of the term relating to each service or until such time as mutually agreed by the parties. Amounts associated with the services were not material.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and nine months ended June 23, 2012. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 24, 2011.

Executive Overview

The following are factors that regularly affect our operating results and financial condition. In addition, our business is subject to the risks and uncertainties described in Item 1A included in the Annual Report on Form 10-K for the fiscal year ended September 24, 2011.

Subsequent Event – Acquisition of Inergy Propane

On August 1, 2012 (the “Acquisition Date”), we completed the acquisition of the sole membership interest in Inergy Propane, LLC, including certain wholly-owned subsidiaries of Inergy Propane LLC, and the assets of Inergy Sales and Service, Inc. The acquired interests and assets are collectively referred to as “Inergy Propane.” As of the Acquisition Date, Inergy Propane consisted of the former retail propane assets and operations of Inergy, L.P. See Note 16. Subsequent Event – Acquisition of Inergy Propane in Item 1.

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

On August 1, 2012 we entered into a supply agreement with Inergy Services, a subsidiary of Inergy, L.P. to acquire propane through April 2013. The supply agreement provides for pricing based upon index formulas using posted prices established at major supply points such as those discussed above (plus transportation costs) at the time of delivery. We believe that if supplies from Inergy Services were interrupted, we would be able to secure adequate propane supplies from other sources without a material disruption of our operations.

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

Weather

Weather conditions have a significant impact on the demand for our products, in particular propane, fuel oil and natural gas, for both heating and agricultural purposes. Many of our customers rely heavily on propane, fuel oil or natural gas as a heating source. Accordingly, the volume sold is directly affected by the severity of the winter weather in our service areas, which can vary substantially from year to year. In any given area, sustained warmer than normal temperatures will tend to result in reduced propane, fuel oil and natural gas consumption, while sustained colder than normal temperatures will tend to result in greater consumption. We experienced unseasonably warmer than normal temperatures throughout most of our service territories during the fiscal 2012 heating season, including some of the warmest temperatures on record, which resulted in significantly reduced customer consumption and therefore, lower volumes sold during the first nine months of fiscal 2012, compared to the same period in the prior fiscal year.

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

Results of Operations and Financial Condition

Consistent with the seasonal nature of the propane and fuel oil businesses, we typically experience a net loss in the third quarter. Net loss for the three months ended June 23, 2012 was $9.3 million, or $0.26 per Common Unit, compared to a net loss of $6.8 million, or $0.19 per Common Unit, in the prior year third quarter. Net loss for the fiscal 2012 third quarter included $5.9 million in acquisition-related costs associated with the aforementioned acquisition of Inergy Propane. Excluding the effects of the acquisition-related costs from the fiscal 2012 third quarter, as well as the unrealized (non-cash) mark-to-market adjustments on derivative instruments used in risk management activities in both quarters, Adjusted EBITDA amounted to $3.5 million for the fiscal 2012 third quarter, compared to Adjusted EBITDA of $10.3 million in the prior year third quarter.

Retail propane gallons sold in the third quarter of fiscal 2012 decreased approximately 5.6 million gallons, or 10.3%, to 49.0 million gallons compared to 54.6 million gallons in the prior year third quarter. Sales of fuel oil and other refined fuels decreased approximately 1.3 million gallons, or 23.2%, to 4.3 million gallons during the third quarter of fiscal 2012, compared to 5.6 million gallons in the prior year third quarter. The most significant factor impacting volumes in both segments during the third quarter of fiscal 2012 was a near-record warm April 2012, which added to the effects of a record warm second quarter of fiscal 2012, across the Partnership’s service territories. The month of April 2012 was the third warmest on record for the contiguous United States, according to the National Oceanic and Atmospheric Administration, which has been keeping records since 1895. Average temperatures (as measured by heating degree days) across all of the Partnership’s service territories for the third quarter of fiscal 2012 were 16% warmer than both normal and the prior year third quarter.

Revenues of $179.6 million decreased $37.0 million, or 17.1%, compared to the prior year third quarter, primarily due to lower volumes sold and, to a lesser extent, lower average selling prices in the propane segment attributable to lower wholesale propane costs. Average posted prices for propane and fuel oil during the fiscal 2012 third quarter were 34.8% and 5.0% lower, respectively, compared to the prior year third quarter.

Cost of products sold for the third quarter of fiscal 2012 of $88.8 million decreased $36.4 million, or 29.1%, compared to $125.2 million in the prior year third quarter. Cost of products sold in the third quarter of fiscal 2012 included an $8.2 million unrealized (non-cash) gain attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $0.3 million unrealized (non-cash) loss in the prior year third quarter. These unrealized gains and losses are excluded from Adjusted EBITDA for both periods in the table below.

Combined operating and general and administrative expenses of $79.1 million for the third quarter of fiscal 2012 were $2.3 million, or 2.8%, lower than the prior year third quarter, primarily due to continued savings in payroll and benefit related expenses and lower variable compensation attributable to lower earnings.

Once again, we funded all working capital requirements with cash on hand without the need to borrow under our working capital facility and ended the third quarter of fiscal 2012 with $115.8 million of cash. On July 18, 2012, we announced that our Board of Supervisors had declared a quarterly distribution of $0.8525 per Common Unit for the three months ended June 23, 2012. On an annualized basis, this distribution rate equates to $3.41 per Common Unit. The $0.8525 per Common Unit distribution will be paid on August 7, 2012 to Common Unitholders of record as of July 31, 2012.

Our anticipated cash requirements for the remainder of fiscal 2012 include: (i) maintenance and growth capital expenditures of approximately $7.6 million; (ii) interest payments of approximately $10.5 million; and (iii) cash distributions of approximately $30.3 million to our Common Unitholders based on the current quarterly distribution rate of $0.8525 per Common Unit. As of June 23, 2012, there was $115.8 million of cash on the balance sheet, and unused borrowing capacity under our Revolving Credit Facility of $103.1 million, after considering outstanding letters of credit of $46.9 million, but before taking into consideration the increased credit capacity under the August 1, 2012 amendment to our Amended Credit Agreement (See Note 16. Subsequent Event – Acquisition of Inergy Propane in Item 1). In connection with the Inergy Propane Acquisition, on August 1, 2012 we borrowed $225.0 million under our 364-Day Facility, which, together with approximately $18.0 million of cash received from Inergy (pursuant to the Contribution Agreement) and approximately $41.0 million of cash on hand, was used to pay the consent fees and the Exchange Offer Cash Consideration, (ii) costs and fees related to the Exchange Offers, and (iii) costs and expenses related to the Inergy Propane Acquisition. The Partnership intends to repay such borrowings with an equity financing in the future, subject to market conditions.

Three Months Ended June 23, 2012 Compared to Three Months Ended June 25, 2011

Revenues

(Dollars in thousands)	Three Months Ended
	June 23, 2012	June 25, 2011	(Decrease)	Percent (Decrease)
Revenues
Propane	$142,681	$169,258	$(26,577)	(15.7%)
Fuel oil and refined fuels	17,533	22,528	(4,995)	(22.2%)
Natural gas and electricity	12,119	16,691	(4,572)	(27.4%)
All other	7,268	8,086	(818)	(10.1%)

Total revenues	$179,601	$216,563	$(36,962)	(17.1%)

Total revenues decreased $37.0 million, or 17.1%, to $179.6 million for the third quarter of fiscal 2012 compared to $216.6 million for the prior year third quarter primarily due to lower volumes sold, and to a lesser extent, lower propane average selling prices. The decline in sales volumes was primarily due to the unfavorable impact of warmer average temperatures during the third quarter of fiscal 2012, principally in the month of April 2012, compared to the same period in the prior year fiscal year. Average temperatures across our service territories for the third quarter of fiscal 2012 were 16% warmer than both normal and the prior year third quarter. For the month of April 2012, average temperatures across our service territories were 15% warmer than normal and 18% warmer than April 2011.

Revenues from the distribution of propane and related activities of $142.7 million for the third quarter of fiscal 2012 decreased approximately $26.6 million, or 15.7%, compared to $169.3 million in the prior year third quarter, primarily due to lower volumes sold, and to a lesser extent, lower average selling prices attributable to lower wholesale product costs. Retail propane gallons sold in the third quarter of fiscal 2012 decreased 5.6 million gallons, or 10.3%, to 49.0 million gallons from 54.6 million gallons in the prior year third quarter. Average propane selling prices for the third quarter of fiscal 2012 decreased 8.5% compared to the prior year third quarter due to lower product costs. Included within the propane segment are revenues from other propane activities of $14.6 million for the third quarter of fiscal 2012, which increased $1.4 million compared to the prior year third quarter.

Revenues from the distribution of fuel oil and refined fuels of $17.5 million for the third quarter of fiscal 2012 decreased $5.0 million, or 22.2%, from $22.5 million in the prior year third quarter, primarily due to lower volumes sold. Fuel oil and refined fuels gallons sold in the third quarter of fiscal 2012 decreased 1.3 million gallons, or 23.3%, to 4.3 million gallons from 5.6 million gallons in the prior year third quarter. Average selling prices in our fuel oil and refined fuels segment in the third quarter of fiscal 2012 were relatively flat compared to the prior year third quarter.

Revenues in our natural gas and electricity segment decreased $4.6 million, or 27.4%, to $12.1 million in the third quarter of fiscal 2012 compared to $16.7 million in the prior year third quarter as a result of lower natural gas and electricity volumes sold, which was primarily attributable to the warm weather discussed above.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended			Percent
	June 23, 2012	June 25, 2011	(Decrease) / Increase	(Decrease) / Increase
Cost of products sold
Propane	$64,286	$93,921	$(29,635)	(31.6%)
Fuel oil and refined fuels	14,283	16,956	(2,673)	(15.8%)
Natural gas and electricity	7,903	12,169	(4,266)	(35.1%)
All other	2,304	2,129	175	8.2%

Total cost of products sold	$88,776	$125,175	$(36,399)	(29.1%)

As a percent of total revenues	49.4%	57.8%

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

Average posted prices for propane and fuel oil in the third quarter of fiscal 2012 were 34.8% and 5.0%, respectively, lower than the prior year third quarter. Total cost of products sold decreased $36.4 million, or 29.1%, to $88.8 million in the third quarter of fiscal 2012 compared to $125.2 million in the prior year third quarter, primarily due to lower volumes sold and lower product costs. In addition, the net change in the fair value of derivative instruments resulted in an unrealized (non-cash) gain of $8.2 million in the third quarter of fiscal 2012 and an unrealized (non-cash) loss of $0.3 million in the third quarter of fiscal 2011, resulting in a decrease of $8.5 million in cost of products sold in the third quarter of fiscal 2012 compared to the prior year third quarter. The net change in the fair value of derivative instruments during the third quarter of fiscal 2012 and 2011 had a de minimis impact on the fuel oil segment; therefore, the aforementioned changes in cost of products sold were reported in the propane segment.

Cost of products sold associated with the distribution of propane and related activities of $64.3 million for the third quarter of fiscal 2012 decreased $29.6 million, or 31.6%, compared to the prior year third quarter. Lower average propane costs and lower propane volumes sold resulted in a decrease of $12.1 million and $9.3 million, respectively, in cost of products sold during the third quarter of fiscal 2012 compared to the prior year third quarter. Cost of products sold from other propane activities increased $0.3 million in the third quarter of fiscal 2012 compared to the prior year third quarter.

Cost of products sold associated with our fuel oil and refined fuels segment of $14.3 million for the third quarter of fiscal 2012 decreased $2.7 million, or 15.8%, compared to the prior year third quarter. Lower fuel oil and refined fuels volumes sold resulted in a decrease of $3.9 million in cost of products sold during the third quarter of fiscal 2012 compared to the prior year third quarter. The impact of the decrease in volumes sold was partially offset by higher average fuel oil and refined fuels costs as a result of higher wholesale product costs experienced in the first half of fiscal 2012, which resulted in a $1.2 million increase in cost of products sold during the third quarter of fiscal 2012 compared to the prior year third quarter.

Cost of products sold in our natural gas and electricity segment of $7.9 million for the third quarter of fiscal 2012 decreased $4.3 million, or 35.1%, compared to the prior year third quarter, primarily due to lower natural gas and electricity volumes sold.

For the third quarter of fiscal 2012, total cost of products sold as a percent of total revenues decreased 8.4 percentage points to 49.4% from 57.8% in the prior year third quarter. The decrease in cost of products sold as a percentage of revenues was primarily attributable to the decline in propane wholesale product costs, as well as from the impact of the net change in the fair value of derivative instruments discussed above.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	June 23,	June 25,		Percent
	2012	2011	(Decrease)	(Decrease)
Operating expenses	$65,369	$68,747	$(3,378)	(4.9%)
As a percent of total revenues	36.4%	31.7%

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

Operating expenses of $65.4 million in the third quarter of fiscal 2012 decreased $3.3 million, or 4.9%, compared to $68.7 million in the prior year third quarter as a result of lower payroll and benefit related expenses resulting from a lower headcount and operating efficiencies, as well as lower bad debt expense and insurance costs.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	June 23,	June 25,		Percent
	2012	2011	Increase	Increase
General and administrative expenses	$13,778	$12,618	$1,160	9.2%
As a percent of total revenues	7.7%	5.8%

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

General and administrative expenses of $13.8 million for third quarter of fiscal 2012 increased $1.2 million compared to $12.6 million in the prior year third quarter, primarily due to higher professional services and other fees principally related to our Tri-Annual Meeting of Unitholders in May 2012.

Acquisition-related Costs

During the third quarter of fiscal 2012 we recorded acquisition-related costs of $5.9 million related to the acquisition of Inergy Propane (See Note 16. Subsequent Event – Acquisition of Inergy Propane). These costs were primarily attributable to investment banker, legal, accounting and other consulting fees.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	June 23,	June 25,		Percent
	2012	2011	(Decrease)	(Decrease)
Depreciation and amortization	$8,472	$9,670	$(1,198)	(12.4%)
As a percent of total revenues	4.7%	4.5%

Depreciation and amortization expense of $8.5 million for the third quarter of fiscal 2012 decreased $1.2 million compared to $9.7 million in the prior year third quarter, primarily as a result of accelerated depreciation expense recorded in the prior year third quarter for vehicles taken out of service.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	June 23,	June 25,		Percent
	2012	2011	(Decrease)	(Decrease)
Interest expense, net	$6,479	$6,867	$(388)	(5.7%)
As a percent of total revenues	3.6%	3.2%

Net interest expense of $6.5 million for the third quarter of fiscal 2012 decreased $0.4 million compared to $6.9 million in the prior year third quarter, primarily due to a decrease in the interest rate on borrowings under our revolving credit facility as a result of the amendment to the credit agreement that was executed on January 5, 2012. See Liquidity and Capital Resources below for additional discussion on the amendment to the credit agreement.

Net Loss and EBITDA

Net loss for the third quarter of fiscal 2012 amounted to $9.3 million, or $0.26 per Common Unit, compared to net loss of $6.8 million, or $0.19 per Common Unit, in the prior year third quarter. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the third quarter of fiscal 2012 amounted to $5.7 million, compared to $10.0 million in the prior year third quarter. Adjusted EBITDA, as calculated below, amounted to $3.5 million for the third quarter of fiscal 2012 compared to $10.3 million in the prior year third quarter.

EBITDA represents income before deducting interest expense, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA excluding certain items as provided in the table below. Our management uses EBITDA as a measure of liquidity and we disclose it because we believe that it provides our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. In addition, certain of our incentive compensation plans covering executives and other employees utilize Adjusted EBITDA as the performance target. Moreover, our revolving credit agreement requires us to use Adjusted EBITDA as a component in calculating our leverage and interest coverage ratios. EBITDA and Adjusted EBITDA are not recognized terms under US GAAP and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with US GAAP. Because EBITDA and Adjusted EBITDA as determined by us excludes some, but not all, items that affect net income, they may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other companies.

The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of Adjusted EBITDA, as so calculated, to our net cash provided by operating activities:

(Dollars in thousands)	Three Months Ended
	June 23,	June 25,
	2012	2011
Net (loss)	$(9,323)	$(6,787)
Add:
Provision for income taxes	100	273
Interest expense, net	6,479	6,867
Depreciation and amortization	8,472	9,670

EBITDA	5,728	10,023
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(8,218)	313
Acquisition-related costs	5,950	—

Adjusted EBITDA	3,460	10,336
Add (subtract):
Provision for income taxes	(100)	(273)
Interest expense, net	(6,479)	(6,867)
Unrealized (non-cash) gains (losses) on changes in fair value of derivatives	8,218	(313)
Acquisition-related costs	(5,950)	—
Compensation cost recognized under Restricted Unit Plans	911	737
(Gain) loss on disposal of property, plant and equipment, net	(35)	67
Changes in working capital and other assets and liabilities	56,177	56,316

Net cash provided by operating activities	$56,202	$60,003

Nine Months Ended June 23, 2012 Compared to Nine Months Ended June 25, 2011

Revenues

(Dollars in thousands)	Nine Months Ended
	June 23,	June 25,		Percent
	2012	2011	(Decrease)	(Decrease)
Revenues
Propane	$666,796	$786,968	$(120,172)	(15.3%)
Fuel oil and refined fuels	92,262	124,448	(32,186)	(25.9%)
Natural gas and electricity	51,878	68,348	(16,470)	(24.1%)
All other	26,177	29,208	(3,031)	(10.4%)

Total revenues	$837,113	$1,008,972	$(171,859)	(17.0%)

Total revenues decreased $171.9 million, or 17.0%, to $837.1 million for the first nine months of fiscal 2012 compared to $1,009.0 million for the first nine months of the prior year due to lower volumes sold. The decline in sales volumes was primarily due to the unfavorable impact of significantly warmer average temperatures during the first nine months of fiscal 2012 compared to the first nine months of the prior year, coupled with the negative impact of customer conservation efforts attributable to the high commodity price environment and ongoing sluggish economic conditions. Average temperatures across our service territories for the first nine months of fiscal 2012 were 14% warmer than both normal and the comparable period in the prior year. Record warm temperatures were experienced throughout much of the northeast and significantly warmer than normal temperatures were reported throughout the east coast. Average temperatures in the northeast and southeast regions for the first nine months of fiscal 2012 were 18% and 27%, respectively, warmer than the first nine months of the prior year.

Revenues from the distribution of propane and related activities of $666.8 million for the first nine months of fiscal 2012 decreased $120.2 million, or 15.3%, compared to $787.0 million for the first nine months of the prior year, primarily due to lower volumes sold. Retail propane gallons sold in the first nine months of fiscal 2012 decreased 41.7 million gallons, or 16.4%, to 213.2 million gallons from 254.9 million gallons in the first nine months of the prior year. The volume decline was more pronounced within our residential customer base as the impact of weather has a greater effect on our residential customers’ propane consumption since the primary use of propane during the winter is for space heating. Average propane selling prices for the first nine months of fiscal 2012 were flat compared to the first nine months of the prior year. Included within the propane segment are revenues from other propane activities of $55.7 million for the first nine months of fiscal 2012, which decreased $3.3 million compared to the first nine months of the prior year.

Revenues from the distribution of fuel oil and refined fuels of $92.3 million for the first nine months of fiscal 2012 decreased $32.2 million, or 25.9%, from $124.4 million in the first nine months of the prior year, primarily due to lower volumes sold, partially offset by higher average selling prices associated with higher wholesale product costs. Fuel oil and refined fuels gallons sold in the first nine months of fiscal 2012 decreased 10.7 million gallons, or 32.1%, to 22.6 million gallons from 33.3 million gallons in the first nine months of the prior year. Average selling prices in our fuel oil and refined fuels segment in the first nine months of fiscal 2012 increased 8.8% compared to the first nine months of the prior year due to higher product costs.

Revenues in our natural gas and electricity segment decreased $16.4 million, or 24.1%, to $51.9 million in the first nine months of fiscal 2012 compared to $68.3 million in the first nine months of the prior year as a result of lower natural gas and electricity volumes sold, which was primarily attributable to the unseasonably warm weather in the northeast, discussed above.

Cost of Products Sold

(Dollars in thousands)	Nine Months Ended			Percent
	June 23,	June 25,	(Decrease) /	(Decrease) /
	2012	2011	Increase	Increase
Cost of products sold
Propane	$364,793	$425,808	$(61,015)	(14.3%)
Fuel oil and refined fuels	72,435	88,433	(15,998)	(18.1%)
Natural gas and electricity	35,411	49,803	(14,392)	(28.9%)
All other	8,112	7,467	645	8.6%

Total cost of products sold	$480,751	$571,511	$(90,760)	(15.9%)

As a percent of total revenues	57.4%	56.6%

Average posted prices for propane for the first nine months of fiscal 2012 were 11.5% lower than the comparable period in the prior year, and average fuel oil prices for the first nine months of fiscal 2012 were 9.8%, higher than the comparable period in prior year. Total cost of products sold decreased $90.7 million, or 15.9%, to $480.8 million in the first nine months of fiscal 2012 compared to $571.5 million in the first nine months of the prior year due to lower volumes sold, and to a lesser extent, lower propane average product costs, partially offset by higher fuel oil average product costs. The net change in the fair value of derivative instruments resulted in unrealized (non-cash) gains reported in cost of product sold of $7.2 million and $2.2 million during the first nine months of fiscal 2012 and 2011, respectively, resulting in a decrease of $5.0 million in cost of products sold in the first nine months of fiscal 2012 compared to the first nine months of the prior year ($6.5 million decrease and $1.5 million increase in cost of products sold reported in the propane segment and fuel oil and refined fuels segment, respectively).

Cost of products sold associated with the distribution of propane and related activities of $364.8 million for the first nine months of fiscal 2012 decreased $61.0 million, or 14.3%, compared to the first nine months of the prior year. Lower propane volumes sold resulted in a decrease of $65.1 million in cost of products sold during the first nine months of fiscal 2012 compared to the first nine months of the prior year. The impact of the decrease in volumes sold was partially offset by higher average propane costs, which resulted in an $11.2 million increase in cost of products sold during the first nine months of fiscal 2012 compared to the first nine months of the prior year. Cost of products sold from other propane activities decreased $0.6 million in the first nine months of fiscal 2012 compared to the first nine months of the prior year.

Cost of products sold associated with our fuel oil and refined fuels segment of $72.4 million for the first nine months of fiscal 2012 decreased $16.0 million, or 18.1%, compared to the first nine months of the prior year. Lower fuel oil and refined fuels volumes sold resulted in a decrease of $26.9 million in cost of products sold during the first nine months of fiscal 2012 compared to the first nine months of the prior year. The impact of the decrease in volumes sold was partially offset by higher average fuel oil and refined fuels costs, which resulted in a $9.4 million increase in cost of products sold during the first nine months of fiscal 2012 compared to the first nine months of the prior year.

Cost of products sold in our natural gas and electricity segment of $35.4 million for the first nine months of fiscal 2012 decreased $14.4 million, or 28.9%, compared to the first nine months of the prior year, primarily due to lower natural gas and electricity volumes sold.

For the first nine months of fiscal 2012, total cost of products sold as a percent of total revenues increased 0.8 percentage points to 57.4% from 56.6% in the first nine months of the prior year. The increase in cost of products sold as a percentage of revenues was primarily attributable to sales volume mix as the more weather-sensitive higher margin residential customer base was the primary contributor to lower volumes sold.

Operating Expenses

(Dollars in thousands)	Nine Months Ended
	June 23,	June 25,		Percent
	2012	2011	(Decrease)	(Decrease)
Operating expenses	$202,604	$213,831	$(11,227)	(5.3%)
As a percent of total revenues	24.2%	21.2%

Operating expenses of $202.6 million for the first nine months of fiscal 2012 decreased $11.2 million, or 5.3%, compared to $213.8 million in the first nine months of the prior year as a result of lower payroll and benefit related expenses resulting from a lower headcount and operating efficiencies, as well as lower bad debt expense and insurance costs. These savings were partially offset by an increase in fuel costs for operating our fleet.

General and Administrative Expenses

(Dollars in thousands)	Nine Months Ended
	June 23,	June 25,		Percent
	2012	2011	Increase	Increase
General and administrative expenses	$40,231	$37,399	$2,832	7.6%
As a percent of total revenues	4.8%	3.7%

General and administrative expenses of $40.2 million for the first nine months of fiscal 2012 increased approximately $2.8 million compared to $37.4 million in the first nine months of the prior year. General and administrative expenses for the first nine months of fiscal 2012 included a $2.1 million non-cash charge from a loss on disposal of an asset used in our natural gas and electricity business. General and administrative expenses for the first nine months of fiscal 2011 included a $2.5 million gain on sale of assets. Excluding the impact of these items, general and administrative expenses decreased $1.8 million primarily due to lower variable compensation associated with lower earnings.

Acquisition-related Costs

During the first nine months of fiscal 2012 we recorded acquisition-related costs of $5.9 million related to the acquisition of Inergy Propane (See Note 16. Subsequent Event – Acquisition of Inergy Propane). These costs were primarily attributable to investment banker, legal, accounting and other consulting fees.

Severance Charges

During the first nine months of fiscal 2011 we recorded severance charges of $2.0 million related to the realignment of our regional operating footprint in response to the persistent and foreseeable challenges affecting the industry as a whole. The steps taken were made possible as a result of our technology infrastructure and the talent within the organization.

Depreciation and Amortization

(Dollars in thousands)	Nine Months Ended
	June 23,	June 25,		Percent
	2012	2011	(Decrease)	(Decrease)
Depreciation and amortization	$23,906	$26,304	$(2,398)	(9.1%)
As a percent of total revenues	2.9%	2.6%

Depreciation and amortization expense of $23.9 million for the first nine months of fiscal 2012 decreased $2.4 million compared to $26.3 million in the first nine months of the prior year, primarily as a result of accelerated depreciation expense recorded in the prior year period for vehicles taken out of service.

Interest Expense, net

(Dollars in thousands)	Nine Months Ended
	June 23,	June 25,		Percent
	2012	2011	(Decrease)	(Decrease)
Interest expense, net	$19,742	$20,532	$(790)	(3.8%)
As a percent of total revenues	2.4%	2.0%

Net interest expense of $19.7 million for the first nine months of fiscal 2012 decreased $0.8 million compared to $20.5 million in the first nine months of the prior year, primarily due to a decrease in the interest rate on borrowings under our revolving credit facility as a result of the amendment to the credit agreement that was executed on January 5, 2012. See Liquidity and Capital Resources below for additional discussion on the amendment to the credit agreement.

Loss on Debt Extinguishment

In connection with the execution of the amendment of our credit agreement, we recognized a non-cash charge of $0.5 million to write-off a portion of unamortized debt origination costs during the first nine months of fiscal 2012. See Liquidity and Capital Resources below for additional discussion on the amendment to the credit agreement.

Net Income and EBITDA

Net income for the first nine months of fiscal 2012 amounted to $63.5 million, or $1.78 per Common Unit, compared to net income of $136.7 million, or $3.85 per Common Unit, in the first nine months of the prior year. EBITDA for the first nine months of fiscal 2012 and 2011 amounted to $107.1 million and $184.2 million, respectively. Adjusted EBITDA for the first nine months of fiscal 2012 and 2011 amounted to $108.4 million and $184.0 million, respectively.

The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of Adjusted EBITDA, as so calculated, to our net cash provided by operating activities:

(Dollars in thousands)	Nine Months Ended
	June 23,	June 25,
	2012	2011
Net income	$63,482	$136,658
Add:
(Benefit from) provision for income taxes	(60)	737
Interest expense, net	19,742	20,532
Depreciation and amortization	23,906	26,304

EBITDA	107,070	184,231
Unrealized (non-cash) (gains) on changes in fair value of derivatives	(7,170)	(2,237)
Loss on debt extinguishment	507	—
Loss on asset disposal	2,078	—
Severance charges	—	2,000
Acquisition-related costs	5,950	—

Adjusted EBITDA	108,435	183,994
Add (subtract):
Benefit from (provision for) income taxes	60	(737)
Interest expense, net	(19,742)	(20,532)
Unrealized (non-cash) gains on changes in fair value of derivatives	7,170	2,237
Severance charges	—	(2,000)
Acquisition-related costs	(5,950)	—
Compensation cost recognized under Restricted Unit Plans	3,261	3,136
(Gain) on disposal of property, plant and equipment, net	(246)	(2,844)
Changes in working capital and other assets and liabilities	(19,738)	(53,413)

Net cash provided by operating activities	$73,250	$109,841

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first nine months of fiscal 2012 was $73.3 million, compared to net cash provided by operating activities of $109.8 million for the first nine months of the prior year. The decrease in net cash provided by operating activities was primarily attributable to a decrease in earnings in the first nine months of fiscal 2012 compared to the first nine months of the prior year, partially offset by a reduction in working capital requirements as a result of the decline in sales volumes.

Investing Activities. Net cash used in investing activities of $12.0 million for the first nine months of fiscal 2012 consisted of capital expenditures of $14.4 million (including $7.9 million for maintenance expenditures and $6.5 million to support the growth of operations), partially offset by $2.4 million in net proceeds from the sale of property, plant and equipment. Net cash used in investing activities of $14.9 million for the first nine months of fiscal 2011 consisted of capital expenditures of $17.2 million (including $7.4 million for maintenance expenditures and $9.8 million to support the growth of operations), and a business acquisition of $3.2 million, partially offset by $5.5 million in net proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash used in financing activities for the first nine months of fiscal 2012 of $95.0 million reflects the quarterly distribution to Common Unitholders at a rate of $0.8525 per Common Unit paid in respect of the fourth quarter of fiscal 2011, and the first and second quarters of fiscal 2012. With the execution of the amendment of our credit agreement on January 5, 2012, we rolled the $100.0 million then-outstanding under the revolving credit facility of the previous credit agreement into the Revolving Credit Facility (defined below) of the Amended Credit Agreement (defined below). This resulted in the repayment of the $100.0 million then-outstanding under the Revolving Credit Facility of the previous credit agreement with proceeds from borrowings under the Revolving Credit Facility of the amended credit agreement. In addition, financing activities for the first nine months of fiscal 2012 also reflects the payment of $4.2 million in debt origination costs, consisting of $2.4 million in debt origination costs associated with the aforementioned credit agreement amendment and $1.8 million in debt origination costs associated with the issuance of new senior notes in connection with the acquisition of Inergy Propane. See Summary of Long-Term Debt Obligations and Revolving Credit Lines below for additional discussion.

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

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of June 23, 2012, our debt obligations consisted of $250.0 million in aggregate principal amount of 7.375% senior notes due 2020 (the “2020 Senior Notes”), and at our Operating Partnership level, an amended credit agreement (the “Amended Credit Agreement”) that provides for a five-year $250.0 million revolving credit facility (the “Revolving Credit Facility”) of which, $100.0 million was outstanding as of June 23, 2012. On January 5, 2012, our Operating Partnership executed an amendment to the previously outstanding credit agreement. The Amended Credit Agreement amended the previously outstanding credit agreement to, among other things, extend the maturity date from June 25, 2013 to January 5, 2017, reduce the borrowing rate and commitment fees, and amend certain affirmative and negative covenants. At the time the amendment was entered into, our Operating Partnership rolled the $100.0 million then outstanding under the revolving credit facility of the previous credit agreement into the Revolving Credit Facility of the Amended Credit Agreement.

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

Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. Our Operating Partnership has the right to prepay loans under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. We have standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $46.9 million primarily in support of retention levels under our self-insurance programs, which expire periodically through April 15, 2013. Therefore, as of June 23, 2012 we had available borrowing capacity of $103.1 million under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at our Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1/2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon our ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of June 23, 2012, the interest rate for the Revolving Credit Facility was approximately 2.7%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.

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

The Amended Credit Agreement and the 2020 Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The Amended Credit Agreement contains certain financial covenants (a) requiring the consolidated interest coverage ratio, as defined, at the Partnership level to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined, at the Partnership level from being greater than 4.75 to 1.0 as of the end of any fiscal quarter; and (c) prohibiting the senior secured consolidated leverage ratio, as defined, of the Operating Partnership from being greater than 3.0 to 1.0 as of the end of any fiscal quarter. Under the 2020 Senior Note indenture, we are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1.0. We were in compliance with all covenants and terms of the 2020 Senior Notes and the Amended Credit Agreement as of June 23, 2012.

See Note 16. Subsequent Event – Acquisition of Inergy Propane in Item 1 for a description of further amendments to the Amended Credit Agreement and the new senior notes issued by the Partnership in connection with the Inergy Propane Acquisition.

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

On July 18, 2012, we announced a quarterly distribution of $0.8525 per Common Unit, or $3.41 on an annualized basis, in respect of the third quarter of fiscal 2012 payable on August 7, 2012 to holders of record on July 31, 2012.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000. At June 23, 2012, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $26.7 million and $20.4 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At June 23, 2012, we had accrued insurance liabilities of $51.7 million, and an insurance recovery asset of $16.9 million related to the amount of the liability expected to be covered by insurance carriers.

Legal Matters

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

Off-Balance Sheet Arrangements

Guarantees

We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2019. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was approximately $10.1 million as of June 23, 2012. The fair value of residual value guarantees for outstanding operating leases was de minimis as of June 23, 2012.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1/2 of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the total ratio of debt to EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. The interest rate swaps have been designated as a cash flow hedge. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At June 23, 2012, the fair value of the interest rate swaps was $4.8 million representing an unrealized loss and is included within other current liabilities and other liabilities, as applicable, with a corresponding debit in OCI.

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

Sensitivity Analysis

In an effort to estimate our exposure to unfavorable market price changes in commodities related to our open positions under derivative instruments, we developed a model that incorporates the following data and assumptions:

A.	The fair value of open positions as of June 23, 2012.

B.	The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, a hypothetical 10% adverse change in market prices for which futures and option contracts exists indicates potential future losses in future earnings of $3.7 million as of June 23, 2012. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 24, 2011. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of June 23, 2012. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of June 23, 2012, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 23, 2012 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

2.1	Contribution Agreement dated as of April 25, 2012, as amended as of June 15, 2012, July 6, 2012 and July 19, 2012, among Inergy, L.P., Inergy GP, LLC, Inergy Sales and Service, Inc. and Suburban Propane Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Partnership’s Current Reports on Form 8-K filed April 26, 2012, June 15, 2012, July 6, 2012 and July 19, 2012, respectively).

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUBURBAN PROPANE PARTNERS, L.P.

August 2, 2012	By:	/s/ MICHAEL A. STIVALA
Date		Michael A. Stivala
Chief Financial Officer

August 2, 2012	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Vice President and Chief Accounting Officer