Form 10-Q/A
period 2012-06-23
SUBURBAN PROPANE PARTNERS LP
filed 2012-08-03
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10–Q for Suburban Propane Partners, L.P. for the quarterly period ended June 23, 2012, as filed with the Securities and Exchange Commission on August 2, 2012 (the “Original Filing”), is being filed to (i) amend “Note 16. Subsequent Event—Acquisition of Inergy Propane” in Part I, Item 1 to properly reflect the acquisition costs incurred in connection with the Inergy Propane Acquisition in the pro forma results of operations for the nine month period ended June 25, 2011, and (ii) to include certain eXtensible Business Reporting Language (“XBRL”) information in Exhibit 101 that contained certain incorrect Level 4 data within the Subsequent Event footnote from the timely filed Original Filing, in accordance with Rule 405 of Regulation S–T.

Exhibit 101 provides the following materials from the Original Filing, formatted in XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statement of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

This Amendment No. 1 speaks as of the date of the Original Filing, and does not reflect subsequent events occurring after the date of the Original Filing. Other than as described above, no other changes have been made to the Original Filing.

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

The following presents unaudited pro forma combined financial information as if the Inergy Propane Acquisition had occurred on September 26, 2010, the first day of the Partnership’s 2011 fiscal year. The pro forma net income for the nine months ended June 25, 2011 has been revised to properly include the costs of the Inergy Propane Acquisition of $15,750:

	For the three months ended		For the nine months ended
	June 23, 2012	June 25, 2011	June 23, 2012	June 25, 2011
Revenues	$307,679	$373,168	$1,582,831	$1,919,357
Net (loss) income	$(46,428)	$(53,043)	$61,759	$187,868
(Loss) income per unit
Basic	$(0.93)	$(1.07)	$1.24	$3.78
Diluted	$(0.93)	$(1.07)	$1.24	$3.76

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

SUBURBAN PROPANE PARTNERS, L.P.

August 3, 2012	By:	/s/ MICHAEL A. STIVALA
Date		Michael A. Stivala
Chief Financial Officer

August 3, 2012	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Documents

2.1 *	Contribution Agreement dated as of April 25, 2012, as amended as of June 15, 2012, July 6, 2012 and July 19, 2012, among Inergy, L.P., Inergy GP, LLC, Inergy Sales and Service, Inc. and Suburban Propane Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Partnership’s Current Reports on Form 8-K filed April 26, 2012, June 15, 2012, July 6, 2012 and July 19, 2012, respectively).

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed with Form 10-Q