Form 10-K
period 2012-09-29
SUBURBAN PROPANE PARTNERS LP
filed 2012-11-28
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 29, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 1-14222

SUBURBAN PROPANE PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	22-3410353
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value as of March 24, 2012 of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($42.29 per unit), was approximately $1,501,329,000.

Documents Incorporated by Reference: None	Total number of pages (excluding Exhibits): 133

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

•

The cost savings expected from the Partnership’s most recent acquisition of the retail propane operations formerly owned by Inergy, L.P. (the “Inergy Propane Acquisition”) may not be fully realized or realized within the expected time frame;

•	The revenue gained by the Partnership from the Inergy Propane Acquisition may be lower than expected;

•	The costs of integrating the business acquired in the Inergy Propane Acquisition into the Partnership’s existing operations may be greater than expected;

•	The ability of the Partnership to compete with other suppliers of propane, fuel oil and other energy sources;

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

•	The impact of changes in tax regulations that could adversely affect the tax treatment of the Partnership for federal income tax purposes;

•	The impact of legal proceedings on the Partnership’s business;

•	The impact of operating hazards that could adversely affect the Partnership’s operating results to the extent not covered by insurance;

•	The Partnership’s ability to make strategic acquisitions and successfully integrate them;

•	The impact of current conditions in the global capital and credit markets, and general economic pressures;

•	The operating, legal and regulatory risks Suburban may face; and

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

Development of Business

Suburban Propane Partners, L.P. (the “Partnership”), a publicly traded Delaware limited partnership, is a nationwide marketer and distributor of a diverse array of products meeting the energy needs of our customers. We specialize in the distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In support of our core marketing and distribution operations, we install and service a variety of home comfort equipment, particularly in the areas of heating and ventilation. We believe, based on LP/Gas Magazine dated February 2012, and after considering the effect of, among other transactions in the propane industry, the Inergy Propane Acquisition (as defined below), that we are the third largest retail marketer of propane in the United States, measured by retail gallons sold in the calendar year 2011. As of September 29, 2012, we were serving the energy needs of more than 1.2 million residential, commercial, industrial and agricultural customers through approximately 750 locations in 41 states. Our operations are concentrated in the east and west coast regions of the United States, including Alaska and, as a result of the Inergy Propane Acquisition, we have expanded our operating territories in the midwest region of the United States. We sold approximately 283.8 million gallons of propane and 28.5 million gallons of fuel oil and refined fuels to retail customers during the year ended September 29, 2012. Together with our predecessor companies, we have been continuously engaged in the retail propane business since 1928.

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

On August 1, 2012 (the “Acquisition Date”), we acquired the sole membership interest in Inergy Propane, LLC, including certain wholly-owned subsidiaries of Inergy Propane LLC, and the assets of Inergy Sales and Service, Inc. (the “Inergy Propane Acquisition”). The acquired interests and assets are collectively referred to as “Inergy Propane.” As of the Acquisition Date, Inergy Propane consisted of the former retail propane assets and operations, as well as the assets and operations of the refined fuels business, of Inergy, L.P. (“Inergy”), a publicly traded limited partnership. Inergy Propane and its wholly-owned subsidiaries which we acquired in the Inergy Propane Acquisition became subsidiaries of our Operating Partnership. Inergy Propane currently markets its propane products under various regional brand names. As of its most recently completed fiscal year ended September 30, 2011 (prior to the Inergy Propane Acquisition), Inergy Propane sold approximately 325.6 million gallons of propane and 39.0 million gallons of fuel oil and refined fuels to retail customers through approximately 338 customer service centers in 33 states.

With the Inergy Propane Acquisition, we have effectively doubled the size of our customer base and have expanded our geographic reach into eleven (11) new states, including establishing a presence in portions of the midwest region of the United States. The Inergy Propane Acquisition is consistent with key elements of our business strategy to focus on businesses that complement our existing business segments and that can extend our presence in strategically attractive markets. This will provide us an opportunity to apply our operational expertise and customer-oriented initiatives to a much larger enterprise in order to enhance our growth prospects and cash flow profile. The total cost of the Inergy Propane Acquisition, as measured by the fair value of the total consideration was approximately $1.9 billion.

Direct and indirect subsidiaries of the Operating Partnership include Suburban Heating Oil Partners, LLC, which owns and operates the assets of our fuel oil and refined fuels business; Agway Energy Services, LLC, which owns and operates the assets of our natural gas and electricity business; and, Suburban Sales and Service, Inc., which conducts a portion of our service work and appliance and parts business. Our fuel oil and refined fuels, natural gas and electricity and services businesses are structured as either limited liability companies or corporate entities (collectively referred to as “Corporate Entities”) and, as such, are subject to corporate level income tax.

Suburban Energy Finance Corp., a direct 100%-owned subsidiary of the Partnership, was formed on November 26, 2003 to serve as co-issuer, jointly and severally with the Partnership, of the Partnership’s senior notes. Suburban Energy Finance Corp. has nominal assets and conducts no business operations.

In this Annual Report, unless otherwise indicated, the terms “Partnership,” “Suburban,” “we,” “us,” and “our” are used to refer to Suburban Propane Partners, L.P. and its consolidated subsidiaries, including the Operating Partnership. The Partnership and the Operating Partnership commenced operations in March 1996 in connection with the Partnership’s initial public offering of Common Units.

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

Upon written request or through an information request link from our website at www.suburbanpropane.com, we will provide, without charge, copies of our Annual Report on Form 10-K for the year ended September 29, 2012, each of the Quarterly Reports on Form 10-Q, current reports filed or furnished on Form 8-K and all amendments to such reports as soon as is reasonably practicable after such reports are electronically filed with or furnished to the SEC. Requests should be directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.

Our Strategy

Our business strategy is to deliver increasing value to our Unitholders through initiatives, both internal and external, that are geared toward achieving sustainable profitable growth and steady or increased quarterly distributions. The following are key elements of our strategy:

Internal Focus on Driving Operating Efficiencies, Right-Sizing Our Cost Structure and Enhancing Our Customer Mix. We focus internally on improving the efficiency of our existing operations, managing our cost structure and improving our customer mix. Through investments in our technology infrastructure, we continue to seek to improve operating efficiencies and the return on assets employed. We have developed a streamlined operating footprint and management structure to facilitate effective resource planning and decision making. Our internal efforts are particularly focused in the areas of route optimization, forecasting customer usage, inventory control, cash management and customer tracking. In connection with the Inergy Propane Acquisition, we have developed a detailed integration plan to combine the best practices of the two companies while, at the same time, continuing to pursue efficiencies and operational excellence. Our strategy will include executing on our integration plans and staying focused on providing exceptional service to the combined customer base. We will pursue opportunities to drive operational efficiencies across a broader geography. Our systems platform is advanced and scalable and we will seek to leverage that technology for enhanced routing, forecasting and customer relationship management, as well as to centralize certain back office functions within the Inergy Propane operations.

Growing Our Customer Base by Improving Customer Retention and Acquiring New Customers. We set clear objectives to focus our employees on seeking new customers and retaining existing customers by providing highly responsive customer service. We believe that customer satisfaction is a critical factor in the growth and success of our operations. “Our Business is Customer Satisfaction” is one of our core operating philosophies. We measure and reward our customer service centers based on a combination of profitability of the individual customer service center and net customer growth. We have made investments in training our people both on techniques to provide exceptional customer service to our existing customer base, as well as advanced sales training focused on growing our customer base.

Selective Acquisitions of Complementary Businesses or Assets. Externally, we seek to extend our presence or diversify our product offerings through selective acquisitions. Our acquisition strategy is to focus on businesses with a relatively steady cash flow that will extend our presence in strategically attractive markets, complement our existing business segments or provide an opportunity to diversify our operations with other energy-related assets. We are very patient and deliberate in evaluating acquisition candidates. Consistent with this strategy, the Inergy Propane Acquisition, completed on August 1, 2012, was a transformative event for Suburban by expanding our geographic reach, doubling the size of our customer base and providing us with opportunities to achieve operational synergies by combining operations in overlapping territories and implementing our operating model and systems platform on a much larger business. During fiscal 2011 and 2010, we completed a total of five (5) acquisitions of mid-sized propane businesses in markets where we already had a strong presence. These acquisitions complemented our existing operations, expanded our customer base and, with our focus on operational efficiencies, provided synergies through the blending of operations and assets into our existing facilities.

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

Business Segments

We manage and evaluate our operations in four operating segments, three of which are reportable segments: Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity. These business segments are described below. See the Notes to the Consolidated Financial Statements included in this Annual Report for financial information about our business segments.

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

Product Distribution and Marketing

We distribute propane through a nationwide retail distribution network consisting of approximately 750 locations in 41 states as of September 29, 2012. Our operations are concentrated in the east and west coast regions of the United States, including Alaska and, as a result of the Inergy Propane Acquisition, we have expanded our operating territories into the midwest region of the United States. As of September 29, 2012, we serviced approximately 1,135,000 propane customers. Typically, our customer service centers are located in suburban and rural areas where natural gas is not readily available. Generally, these customer service centers consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. Most of our residential customers receive their propane supply through an automatic delivery system. These deliveries are scheduled through computer technology, based upon each customer’s historical consumption patterns and prevailing weather conditions. Additionally, we offer our customers a budget payment plan whereby the customer’s estimated annual propane purchases and service contracts are paid for in a series of estimated equal monthly payments over a twelve-month period. From our customer service centers, we also sell, install and service equipment to customers who purchase propane from us including heating and cooking appliances, hearth products and supplies and, at some locations, propane fuel systems for motor vehicles.

We sell propane primarily to six customer markets: residential, commercial, industrial (including engine fuel), agricultural, other retail users and wholesale. Approximately 96% of the propane gallons sold by us in fiscal 2012 were to retail customers: 52% to residential customers, 25% to commercial customers, 8% to industrial customers, 4% to agricultural customers and 12% to other retail users. The balance of approximately 4% of the propane gallons sold by us in fiscal 2012 was for risk management activities and wholesale customers. No single customer accounted for 10% or more of our propane revenues during fiscal 2012.

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

Supply

Our propane supply is purchased from approximately 56 oil companies and natural gas processors at approximately 155 supply points located in the United States and Canada. We make purchases primarily under one-year agreements that are subject to annual renewal, and also purchase propane on the spot market. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on prevailing market prices. Some of these agreements provide maximum and minimum seasonal purchase guidelines. Propane is generally transported from refineries, pipeline terminals, storage facilities (including our storage facility in Elk Grove, California) and coastal terminals to our customer service centers by a combination of common carriers, owner-operators and railroad tank cars. See Item 2 of this Annual Report.

Historically, supplies of propane have been readily available from our supply sources. Although we make no assurance regarding the availability of supplies of propane in the future, we currently expect to be able to secure adequate supplies during fiscal 2013. During fiscal 2012, Targa Liquids Marketing and Trade (“Targa”), Enterprise Products Operating L.P. (“Enterprise”), Phillips 66 and Inergy Services (a subsidiary of Inergy) provided approximately 16%, 13%, 11% and 11% of our total propane purchases, respectively. In connection with the Inergy Propane Acquisition, we entered into a supply agreement with Inergy for the supply of propane to the majority of the acquired Inergy Propane operations through April 2013. Pricing under the supply agreement with Inergy is similar to our existing annual supply arrangements in that it provides for formula pricing at the time of delivery based on major supply points. We expect that Inergy will become one of our largest propane suppliers in fiscal 2013. The availability of our propane supply is dependent on several factors, including the severity of winter weather and the price and availability of competing fuels, such as natural gas and fuel oil. We believe that if supplies the aforementioned suppliers were interrupted, we would be able to secure adequate propane supplies from other sources without a material disruption of our operations. Nevertheless, the cost of acquiring such propane might be higher and, at least on a short-term basis, our margins could be affected. Approximately 98% of our total propane purchases were from domestic suppliers in fiscal 2012.

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

We own and operate a large propane storage facility in California. We also operate smaller storage facilities in other locations and have rights to use storage facilities in additional locations. These storage facilities enable us to buy and store large quantities of propane particularly during periods of low demand, which generally occur during the summer months. This practice helps ensure a more secure supply of propane during periods of intense demand or price instability. As of September 29, 2012, the majority of our storage capacity in California was leased to third parties.

Competition

According to the Energy Information Administration’s Short-Term Energy Outlook Model Documentation (August 2011), propane ranks as the fourth most important source of residential energy in the nation, with about 5% of all households using propane as their primary space heating fuel. This level has not changed materially over the previous two decades. As an energy source, propane competes primarily with natural gas, electricity and fuel oil, principally on the basis of price, availability and portability.

Propane is more expensive than natural gas on an equivalent British Thermal Unit (“BTU”) basis in locations serviced by natural gas, but it is an alternative or supplement to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Historically, the expansion of natural gas into traditional propane markets has been inhibited by the capital costs required to expand pipeline and retail distribution systems. Although the recent extension of natural gas pipelines to previously unserved geographic areas tends to displace propane distribution in those areas, we believe new opportunities for propane sales may arise as new neighborhoods are developed in geographically remote areas. However, over the last year or so, fewer new housing developments have been started in our service areas as a result of recent economic circumstances.

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

In addition to competing with suppliers of other energy sources, our propane operations compete with other retail propane distributors. The retail propane industry is highly fragmented and competition generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry statistics contained in 2010 Sales of Natural Gas Liquids and Liquefied Refinery Gases, as published by the American Petroleum Institute in December 2011, and LP/Gas Magazine dated February 2012, the ten largest retailers, including us, account for approximately 39% of the total retail sales of propane in the United States. Each of our customer service centers operates in its own competitive environment because retail marketers tend to locate in close proximity to customers in order to lower the cost of providing service. Our typical customer service center has an effective marketing radius of approximately 50 miles, although in certain areas the marketing radius may be extended by one or more satellite offices. Most of our customer service centers compete with five or more marketers or distributors.

Fuel Oil and Refined Fuels

Product Distribution and Marketing

We market and distribute fuel oil, kerosene, diesel fuel and gasoline to approximately 79,000 residential and commercial customers primarily in the northeast region of the United States. Sales of fuel oil and refined fuels for fiscal 2012 amounted to 28.5 million gallons. Approximately 68% of the fuel oil and refined fuels gallons sold by us in fiscal 2012 were to residential customers, principally for home heating, 5% were to commercial customers, 1% were to agricultural and 4% to other users. Sales of diesel and gasoline accounted for the remaining 22% of total volumes sold in this segment during fiscal 2012. Fuel oil has a more limited use, compared to propane, and is used almost exclusively for space and water heating in residential and commercial buildings. We sell diesel fuel and gasoline to commercial and industrial customers for use primarily to operate motor vehicles.

Approximately 45% of our fuel oil customers receive their fuel oil under an automatic delivery system. These deliveries are scheduled through computer technology, based upon each customer’s historical consumption patterns and prevailing weather conditions. Additionally, we offer our customers a budget payment plan whereby the customer’s estimated annual fuel oil purchases are paid for in a series of estimated equal monthly payments over a twelve-month period. From our customer service centers, we also sell, install and service equipment to customers who purchase fuel oil from us including heating appliances.

Deliveries of fuel oil are usually made to customers by means of tankwagon trucks, which have capacities ranging from 2,500 gallons to 3,000 gallons. Fuel oil is pumped from the tankwagon truck into a stationary storage tank that is located on the customer’s premises, which is owned by the customer. The capacity of customer storage tanks ranges from approximately 275 gallons to approximately 1,000 gallons. No single customer accounted for 10% or more of our fuel oil revenues during fiscal 2012.

Supply

We obtain fuel oil and other refined fuels in pipeline, truckload or tankwagon quantities, and have contracts with certain pipeline and terminal operators for the right to temporarily store fuel oil at 14 terminal facilities we do not own. We have arrangements with certain suppliers of fuel oil, which provide open access to fuel oil at specific terminals throughout the northeast. Additionally, a portion of our purchases of fuel oil are made at local wholesale terminal racks. In most cases, the supply contracts do not establish the price of fuel oil in advance; rather, prices are typically established based upon market prices at the time of delivery plus or minus a differential for transportation and volume discounts. We purchase fuel oil from approximately 40 suppliers at approximately 80 supply points. While fuel oil supply is more susceptible to longer periods of supply constraint than propane, we believe that our supply arrangements will provide us with sufficient supply sources. Although we make no assurance regarding the availability of supplies of fuel oil in the future, we currently expect to be able to secure adequate supplies during fiscal 2013.

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

We serve nearly 92,000 natural gas and electricity customers in New York and Pennsylvania. During fiscal 2012, we sold approximately 3.5 million dekatherms of natural gas and 582.1 million kilowatt hours of electricity through the natural gas and electricity segment. Approximately 81% of our customers were residential households and the remainder were small commercial and industrial customers. New accounts are obtained through numerous marketing and advertising programs, including telemarketing and direct mail initiatives. Most local utility companies have established billing service arrangements whereby customers receive a single bill from the local utility company which includes distribution charges from the local utility company, as well as product charges for the amount of natural gas or electricity provided by AES and utilized by the customer. We have arrangements with several local utility companies that provide billing and collection services for a fee. Under these arrangements, we are paid by the local utility company for all or a portion of customer billings after a specified number of days following the customer billing with no further recourse to AES.

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

Weather conditions have a significant impact on the demand for our products, in particular propane, fuel oil and natural gas, for both heating and agricultural purposes. Many of our customers rely on propane, fuel oil or natural gas primarily as a heating source. Accordingly, the volume sold is directly affected by the severity of the winter weather in our service areas, which can vary substantially from year to year. In any given area, sustained warmer than normal temperatures, as was the case with the fiscal 2012 heating season throughout our operating territories, will tend to result in reduced propane, fuel oil and natural gas consumption, while sustained colder than normal temperatures will tend to result in greater consumption.

Trademarks and Tradenames

We utilize a variety of trademarks and tradenames owned by us, including “Suburban Propane” and “Suburban Cylinder Express.” Inergy Propane, which we acquired on August 1, 2012 in connection with the Inergy Propane Acquisition, conducts its business under a number of different tradenames such as “Pyrofax Energy” and “Modern Gas.” Additionally, we hold rights to certain trademarks and tradenames, including “Agway Propane,” “Agway” and “Agway Energy Products” in connection with the distribution of petroleum-based fuel and sales and service of heating and ventilation products. We regard our trademarks, tradenames and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products and services.

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

We expect that we will be required to expend funds to participate in the remediation of certain sites, including sites where we have been designated as a potentially responsible party under CERCLA or comparable state statutes and at sites with aboveground and underground fuel storage tanks. We will also incur other expenses associated with environmental compliance. We continually monitor our operations with respect to potential environmental issues, including changes in legal requirements and remediation technologies.

Through an acquisition in fiscal 2004, and in the Inergy Propane Acquisition, we acquired certain properties with either known or probable environmental exposure, some of which are currently in varying stages of investigation, remediation or monitoring. Additionally, certain of the active sites acquired contained environmental conditions which required further investigation, future remediation or ongoing monitoring activities. The environmental exposures included instances of soil and/or groundwater contamination associated with the handling and storage of fuel oil, gasoline and diesel fuel. With respect to certain of the properties acquired in the Inergy Propane Acquisition, Inergy is contractually obligated to indemnify us for the costs associated with the investigation, monitoring, remediation and/or resolution of identified conditions. As of September 29, 2012, we had accrued environmental liabilities of $1.4 million representing the total estimated future liability for remediation and monitoring.

Estimating the extent of our responsibility at a particular site, and the method and ultimate cost of remediation of that site, requires making numerous assumptions. As a result, the ultimate cost to remediate any site may differ from current estimates, and will depend, in part, on whether there is additional contamination, not currently known to us, at that site. However, we believe that our past experience provides a reasonable basis for estimating these liabilities. As additional information becomes available, estimates are adjusted as necessary. While we do not anticipate that any such adjustment would be material to our financial statements, the result of ongoing or future environmental studies or other factors could alter this expectation and require recording additional liabilities. We currently cannot determine whether we will incur additional liabilities or the extent or amount of any such liabilities, or the extent to which such additional liabilities would be subject to the contractual indemnification of Inergy.

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

With respect to the transportation of propane, distillates and gasoline by truck, we are subject to regulations promulgated under the Federal Motor Carrier Improvement Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation or similar state agencies. We conduct ongoing training programs to help ensure that our operations are in compliance with applicable safety regulations. We maintain various permits that are necessary to operate our facilities, some of which may be material to our operations. We believe that the procedures currently in effect at all of our facilities for the handling, storage, transportation and distribution of propane, distillates and gasoline are consistent with industry standards and are in compliance, in all material respects, with applicable laws and regulations.

The Department of Homeland Security (“DHS”) has published regulations under 6 CFR Part 27 Chemical Facility Anti-Terrorism Standards. Prior to the Inergy Propane Acquisition, we had 474 facilities registered with the DHS, of which 454 facilities have been determined to be “Not a High Risk Chemical Facility”. Twenty facilities have been determined by DHS to be High Risk, Tier 4 (lowest level of security risk). Security Vulnerability Assessments for the 20 facilities have been submitted to the DHS and the DHS has reviewed 17 of them, requiring us to submit Site Security Plans for those facilities. We have not yet received DHS’ responses to these 17 submitted Site Security Plans. Pending DHS review, the remaining 3 facilities may require Site Security Plans within 90 days of DHS notification, which we have not yet received. We are still evaluating the application of the DHS regulations to the facilities we recently acquired in the Inergy Propane Acquisition. Because our facilities are currently operating under the security programs developed under guidelines issued by the Department of Transportation, Department of Labor and Environmental Protection Agency, we do not anticipate that we will incur significant costs in order to comply with these DHS regulations.

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

Both Houses of the United States Congress also have considered adopting legislation to reduce emissions of GHGs. However, Congress has not yet enacted federal climate change legislation.

The adoption of federal or state climate change legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased capital and operating costs, with resulting impact on product price and demand. We cannot predict whether or in what form climate change legislation provisions and renewable energy standards may be enacted. In addition, a possible consequence of climate change is increased volatility in seasonal temperatures. It is difficult to predict how the market for our fuels would be affected by increased temperature volatility, although if there is an overall trend of warmer temperatures, it could adversely affect our business.

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

Employees

As of September 29, 2012, we had 4,144 full time employees, of whom 656 were engaged in general and administrative activities (including fleet maintenance), 44 were engaged in transportation and product supply activities and 3,444 were customer service center employees. As of September 29, 2012, 163 of our employees were represented by 21 different local chapters of labor unions. We believe that our relations with both our union and non-union employees are satisfactory. From time to time, we hire temporary workers to meet peak seasonal demands.

ITEM 1A.	RISK FACTORS

Investing in our common units involves a high degree of risk. The most significant risks include those described below; however, additional risks that we currently do not know about may also impair our business operations. You should carefully consider the following risk factors, as well as the other information in this Annual Report. If any of the following risks actually occurs, our business, results of operations and financial condition could be materially adversely affected. In this case, the trading price of our common units would likely decline and you might lose part or all of the value in our common units. You should carefully consider the specific risk factors set forth below as well as the other information contained or incorporated by reference in this Annual Report. Some factors in this section are Forward-Looking Statements. See “Disclosure Regarding Forward-Looking Statements” above.

Risks Related to Our Business and Industry

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

Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. For example, average temperatures in our service territories were 14%, 1% and 5% warmer than normal for fiscal 2012, fiscal 2011 and fiscal 2010, respectively, as measured by the number of heating degree days reported by the National Oceanic and Atmospheric Administration (“NOAA”). In addition, for the six month period from October 2011 through March 2012, average temperature in our service territories was 14% warmer than normal, which period has been reported by NOAA as the warmest on record in the contiguous United States. Furthermore, variations in weather in one or more regions in which we operate can significantly affect the total volume of propane, fuel oil and other refined fuels and natural gas we sell and, consequently, our results of operations. Variations in the weather in the northeast, where we have a greater concentration of propane accounts and substantially all of our fuel oil and natural gas operations, generally have a greater impact on our operations than variations in the weather in other markets. We can give no assurance that the weather conditions in any quarter or year will not have a material adverse effect on our operations, or that our available cash will be sufficient to pay principal and interest on our indebtedness and distributions to Unitholders.

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

As a result of the highly competitive nature of the retail propane and fuel oil businesses, our growth within these industries depends on our ability to acquire other retail distributors, open new customer service centers, add new customers and retain existing customers. We can give no assurance that we will be able to acquire other retail distributors, add new customers and retain existing customers. For risks relating to customer retention, see “—Risks Related to the Inergy Propane Acquisition and the Related Transactions – We may not be able to successfully integrate Inergy’s Propane’s operations with our operations, which could cause our business to suffer.”

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

Both Houses of the United States Congress also have considered adopting legislation to reduce emissions of GHGs. However, Congress has not yet enacted federal climate change legislation.

The adoption of federal or state climate change legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased capital and operating costs, with resulting impact on product price and demand. We cannot predict whether or in what form climate change legislation provisions and renewable energy standards may be enacted. In addition, a possible consequence of climate change is increased volatility in seasonal temperatures. It is difficult to predict how the market for our fuels would be affected by increased temperature volatility, although if there is an overall trend of warmer temperatures, it could adversely affect our business.

The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities.

The Dodd-Frank Act requires the Commodity Futures Trading Commission (the “CFTC”) and the Securities and Exchange Commission (the “SEC”) to promulgate rules and regulations relating to, among other things, swaps, participants in the derivatives markets, clearing of swaps and reporting of swap transactions. In general, the Dodd-Frank Act subjects swap transactions and participants to greater regulation and supervision by the CFTC and the SEC and will require many swaps to be cleared through a CFTC- or SEC-registered clearing facility and executed on a designated exchange or swap execution facility.

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

We depend on particular management information systems to effectively manage all aspects of our delivery of propane.

We depend on our management information systems to process orders, manage inventory and accounts receivable collections, maintain distributor and customer information, maintain cost-efficient operations and assist in delivering our products on a timely basis. In addition, our staff of management information systems professionals relies heavily on the support of several key personnel and vendors. Any disruption in the operation of those management information systems, loss of employees knowledgeable about such systems, termination of our relationship with one or more of these key vendors or failure to continue to modify such systems effectively as our business expands could negatively affect our business.

Risks Related to the Inergy Propane Acquisition and the Related Transactions

We may not be able to successfully integrate Inergy Propane’s operations with our operations, which could cause our business to suffer.

In order to obtain all of the anticipated benefits of the Inergy Propane Acquisition, we will need to combine and integrate the businesses and operations of Inergy Propane with ours. The combination of two large businesses is a complex and costly process. As a result of the Inergy Propane Acquisition, we will be required to devote significant management attention and resources to integrating the business practices and operations of Suburban and Inergy Propane. The integration process may divert the attention of our executive officers and management from day-to-day operations and disrupt the business of Suburban and, if implemented ineffectively, preclude realization of the expected benefits of the transaction.

Our failure to meet the challenges involved in successfully integrating Inergy Propane’s operations with our operations or otherwise to realize any of the anticipated benefits of the Inergy Propane Acquisition could adversely affect our results of operations. In addition, the overall integration of Suburban and Inergy Propane may result in unanticipated problems, expenses, liabilities and competitive responses. The loss of customer relationships may be above historical norms not only with respect to existing Suburban customers but also as to the Inergy Propane customers who will now be serviced by Suburban. We expect the difficulties of combining our operations to include, among others:

•	operating a significantly larger combined company with operations in more geographic areas;

•	maintaining employee morale and retaining key employees;

•	developing and implementing employment polices to facilitate workforce integration, and, where applicable, labor and union relations;

•	preserving important strategic and customer relationships;

•	the diversion of management’s attention from ongoing business concerns;

•	the integration of multiple information systems;

•	regulatory, legal, taxation and other unanticipated issues in integrating operating and financial systems;

•	coordinating marketing functions;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and

•	integrating the cultures of Suburban and Inergy Propane.

In addition, even if we are able to successfully integrate our businesses and operations, we may not fully realize the expected benefits of the Inergy Propane Acquisition within the intended time frame, or at all. Further, our post-acquisition results of operations may be affected by factors different from those existing prior to the Inergy Propane Acquisition and may suffer as a result of the Inergy Propane Acquisition. As a result, we can give no assurance that the combination of our business and operations with Inergy Propane will result in the realization of the full benefits anticipated from the Inergy Propane Acquisition.

We incurred and continue to incur substantial expenses related to the Inergy Propane Acquisition.

We have incurred and expect to continue to incur substantial expenses in connection with the Inergy Propane Acquisition and integrating the business, operations, networks, systems, technologies, policies and procedures of Suburban and Inergy Propane. There are a large number of systems that must be integrated, including billing, management information, information systems, purchasing, accounting and finance, sales, payroll and benefits, fixed assets, lease administration and regulatory compliance. Although Suburban has assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of these integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and integration expenses associated with the Inergy Propane Acquisition could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses. As a result of these expenses, Suburban has taken, and expects to continue to take, charges against its earnings relating to the acquisition and integration of Inergy Propane. The charges relating to the acquisition and integration of Inergy Propane have been and expect to continue to be significant, although the aggregate amount and timing of all such charges are uncertain at present.

The completion and integration of the Inergy Propane Acquisition could cause disruptions in ours and Inergy Propane’s businesses, which could have an adverse effect on both businesses and financial results.

In response to the announcement, completion and integration activities related to the Inergy Propane Acquisition, our or Inergy Propane’s customers may delay or defer purchasing decisions, or choose to switch to another competitor for the supply of propane. Any such delay, deferral or change of supplier by customers could negatively affect our business and results of operations. Similarly, our current and prospective employees may experience uncertainty about their future roles with us until full integration of the Inergy Propane Acquisition is completed. This may adversely affect our ability to attract and retain key management, marketing and technical personnel.

Following the Inergy Propane Acquisition, we may be unable to retain key employees.

Our success after the Inergy Propane Acquisition will depend in part upon our ability to retain key Suburban employees, including employees of Inergy Propane who became Suburban employees upon completion of the Inergy Propane Acquisition. Key employees may depart at some point following the Inergy Propane Acquisition because of issues relating to the uncertainty and difficulty of integration, a desire not to remain with us following the Inergy Propane Acquisition or otherwise. Accordingly, no assurance can be given that Suburban will be able to retain key employees to the same extent as in the past.

Our future results will suffer if we do not effectively manage our expanded operations following the Inergy Propane Acquisition.

Following the Inergy Propane Acquisition, we may continue to expand our operations through additional acquisitions and other strategic acquisitions, some of which will involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion opportunities, which pose substantial challenges for us to integrate new operations into our existing business in an efficient and timely manner, and upon our ability to successfully monitor our operations, costs, regulatory compliance and service quality and to maintain other necessary internal controls. We cannot assure you that our expansion or acquisition opportunities will be successful or that we will realize our expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

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

As of September 29, 2012, our long-term debt borrowings consisted of $496.6 million in aggregate principal amount of unregistered 7.5% senior notes due October 1, 2018 (excluding unamortized premium of $33.4 million), $250.0 million in aggregate principal amount of 7.375% senior notes due March 15, 2020 (excluding unamortized discount of $1.6 million), $503.4 million in aggregate principal amount of unregistered 7.375% senior notes due August 1, 2021 (excluding unamortized premium of $40.3 million), and $100.0 million under our senior secured revolving credit facility. The payment of principal and interest on our debt will reduce the cash available to make distributions on our common units. In addition, we will not be able to make any distributions to holders of our common units if there is, or after giving effect to such distribution, there would be, an event of default under the indentures governing the senior notes. The amount of distributions that we may make to holders of our common units is limited by the senior notes, and the amount of distributions that the Operating Partnership may make to us is limited by our revolving credit facility.

The revolving credit facility and the senior notes both contain various restrictive and affirmative covenants applicable to us and the Operating Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The revolving credit facility contains certain financial covenants: (a) requiring our consolidated interest coverage ratio, as defined, to be not less than 2.5 to 1.0 as of the end of any fiscal quarter; (b) prohibiting our total consolidated leverage ratio, as defined, from being greater than 4.75 to 1.0 (or 5.0 to 1.0 during an acquisition period, as defined in the credit agreement governing the credit facility) as of the end of any fiscal quarter; and (c) prohibiting the senior secured consolidated leverage ratio, as defined, of the Operating Partnership from being greater than 3.0 to 1.0 as of the end of any fiscal quarter. Under the indentures governing the senior notes, we are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and our consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We and the Operating Partnership were in compliance with all covenants and terms of the senior notes and the revolving credit facility as of September 29, 2012.

The amount and terms of our debt may also adversely affect our ability to finance future operations and capital needs, limit our ability to pursue acquisitions and other business opportunities and make our results of operations more susceptible to adverse economic and industry conditions. In addition to our outstanding indebtedness, we may in the future require additional debt to finance acquisitions or for general business purposes; however, credit market conditions may impact our ability to access such financing. If we are unable to access needed financing or to generate sufficient cash from operations, we may be required to abandon certain projects or curtail capital expenditures. Additional debt, where it is available, could result in an increase in our leverage. Our ability to make principal and interest payments depends on our future performance, which is subject to many factors, some of which are beyond our control. As interest expense increases (whether due to an increase in interest rates and/or the size of aggregate outstanding debt), our ability to fund common unit distributions may be impacted, depending on the level of revenue generation, which is not assured.

Unitholders have limited voting rights.

A Board of Supervisors governs our operations. Unitholders have only limited voting rights on matters affecting our business, including the right to elect the members of our Board of Supervisors every three years and the right to vote on the removal of the general partner.

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

Tax Risks to Unitholders

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes. The Internal Revenue Service (“IRS”) could treat us as a corporation, which would substantially reduce the cash available for distribution to Unitholders.

The anticipated after-tax economic benefit of an investment in our Common Units depends largely on our being treated as a partnership for U.S. federal income tax purposes. If less than 90% of the gross income of a publicly traded partnership, such as Suburban Propane Partners, L.P., for any taxable year is “qualifying income” within the meaning of Section 7704 of the Internal Revenue Code, that partnership will be taxable as a corporation for U.S. federal income tax purposes for that taxable year and all subsequent years.

If we were treated as a corporation for U.S. federal income tax purposes, then we would pay U.S. federal income tax on our income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay additional state income tax at varying rates. Because a tax would be imposed upon us as a corporation, our cash available for distribution to Unitholders would be substantially reduced. Treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to Unitholders and thus would likely result in a substantial reduction in the value of our Common Units.

The tax treatment of publicly traded partnerships or an investment in our Common Units could be subject to potential legislative, judicial or administrative changes and differing interpretations thereof, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including Suburban Propane Partners, L.P., or an investment in our Common Units may be modified by legislative, judicial or administrative changes and differing interpretations thereof at any time. Any modification to the U.S. federal income tax laws or interpretations thereof may or may not be applied retroactively. Moreover, any such modification could make it more difficult or impossible for us to meet the exception that allows publicly traded partnerships that generate qualifying income to be treated as partnerships (rather than as corporations) for U.S. federal income tax purposes, affect or cause us to change our business activities, or affect the tax consequences of an investment in our Common Units. For example, legislation proposed by members of Congress and the President has considered substantive changes to the definition of qualifying income. One of the requirements for such classification is that at least 90% of our gross income for each taxable year has been and will be “qualifying income” within the meaning of Section 7704 of the Internal Revenue Code. Whether we will continue to be classified as a partnership in part depends on our ability to meet this qualifying income test in the future. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter affecting us. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our units.

In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation.

A successful IRS contest of the U.S. federal income tax positions we take may adversely affect the market for our Common Units, and the cost of any IRS contest will reduce our cash available for distribution to our Unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with the positions we take. Any contest with the IRS may materially and adversely impact the market for our Common Units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our Unitholders because the costs will reduce our cash available for distribution.

A Unitholder’s tax liability could exceed cash distributions on its Common Units.

Because our Unitholders are treated as partners, a Unitholder is required to pay U.S. federal income taxes and state and local income taxes on its allocable share of our income, without regard to whether we make cash distributions to the Unitholder. We cannot guarantee that a Unitholder will receive cash distributions equal to its allocable share of our taxable income or even the tax liability to it resulting from that income.

Ownership of Common Units may have adverse tax consequences for tax-exempt organizations and foreign investors.

Investment in Common Units by certain tax-exempt entities and foreign persons raises issues specific to them. For example, virtually all of our taxable income allocated to organizations exempt from U.S. federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and thus will be taxable to the Unitholder. Distributions to foreign persons will be reduced by withholding taxes at the highest applicable effective tax rate, and foreign persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. Tax-exempt organizations and foreign persons should consult, and should depend on, their own tax advisors in analyzing the U.S. federal, state, local and foreign income tax and other tax consequences of the acquisition, ownership or disposition of Common Units.

The ability of a Unitholder to deduct its share of our losses may be limited.

Various limitations may apply to the ability of a Unitholder to deduct its share of our losses. For example, in the case of taxpayers subject to the passive activity loss rules (generally, individuals and closely held corporations), any losses generated by us will only be available to offset our future income and cannot be used to offset income from other activities, including other passive activities or investments. Such unused losses may be deducted when the Unitholder disposes of its entire investment in us in a fully taxable transaction with an unrelated party, such as a sale by a Unitholder of all of its Common Units in the open market. A Unitholder’s share of any net passive income may be offset by unused losses from us carried over from prior years, but not by losses from other passive activities, including losses from other publicly-traded partnerships.

The tax gain or loss on the disposition of Common Units could be different than expected.

A Unitholder who sells Common Units will recognize a gain or loss equal to the difference between the amount realized and its adjusted tax basis in the Common Units. Prior distributions in excess of cumulative net taxable income allocated to a Common Unit which decreased a Unitholder’s tax basis in that Common Unit will, in effect, become taxable income if the Common Unit is sold at a price greater than the Unitholder’s tax basis in that Common Unit, even if the price is less than the original cost of the Common Unit. A portion of the amount realized, if the amount realized exceeds the Unitholder’s adjusted basis in that Common Unit, will likely be characterized as ordinary income. Furthermore, should the IRS successfully contest some conventions used by us, a Unitholder could recognize more gain on the sale of Common Units than would be the case under those conventions, without the benefit of decreased income in prior years. In addition, because the amount realized will include a holder’s share of our nonrecourse liabilities, if a Unitholder sells its Common Units, such Unitholder may incur a tax liability in excess of the amount of cash it receives from the sale.

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

Because we cannot match transferors and transferees of Common Units and because of other reasons, uniformity of the economic and tax characteristics of the Common Units to a purchaser of Common Units of the same class must be maintained. To maintain uniformity and for other reasons, we have adopted certain depreciation and amortization conventions that may be inconsistent with Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to a Unitholder. It also could affect the timing of these tax benefits or the amount of gain from the sale of Common Units, and could have a negative impact on the value of our Common Units or result in audit adjustments to a Unitholder’s income tax return.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our Common Units each month based upon the ownership of our Common Units on the first day of each month, instead of on the basis of the date a particular Common Unit is transferred. The U.S. Treasury Department has issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferors and transferees of our common units. However, if the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our Unitholders.

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

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated as a partnership for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all Unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a Unitholder reporting on a taxable year other than the calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our treatment as a partnership for U.S. federal income tax purposes, but instead, after our termination we would be treated as a new partnership for U.S. federal income tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

There are state, local and other tax considerations for our Unitholders.

In addition to U.S. federal income taxes, Unitholders will likely be subject to other taxes, such as state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if the Unitholder does not reside in any of those jurisdictions. A Unitholder will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of the various jurisdictions in which we do business or own property and may be subject to penalties for failure to comply with those requirements. It is the responsibility of each Unitholder to file all U.S. federal, state and local income tax returns that may be required of each Unitholder.

A Unitholder whose Common Units are loaned to a “short seller” to cover a short sale of Common Units may be considered as having disposed of those Common Units. If so, that Unitholder would no longer be treated for tax purposes as a partner with respect to those Common Units during the period of the loan and may recognize gain or loss from the disposition.

Because there is no tax concept of loaning a partnership interest, a Unitholder whose Common Units are loaned to a “short seller” to cover a short sale of Common Units may be considered as having disposed of the loaned Common Units. In that case, a Unitholder may no longer be treated for tax purposes as a partner with respect to those Common Units during the period of the loan to the short seller and may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those Common Units may not be reportable by the Unitholder and any cash distribution received by the Unitholder as to those Common Units could be fully taxable as ordinary income. Unitholders desiring to ensure their status as partners and avoid the risk of gain recognition from a loan to a short seller should consult their own tax advisors to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their Common Units.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of September 29, 2012, we owned approximately 70% of our customer service center and satellite locations and leased the balance of our retail locations from third parties. We own and operate a 22 million gallon refrigerated, aboveground propane storage facility in Elk Grove, California. Additionally, we own our principal executive offices located in Whippany, New Jersey.

The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 29, 2012, we had a fleet of 29 transport truck tractors, of which we owned 21, and 23 railroad tank cars, of which we owned none. In addition, as of September 29, 2012 we had 1,707 bobtail and rack trucks, of which we owned 57.5%, 184 fuel oil tankwagons, of which we owned 61.4%, and 2,019 other delivery and service vehicles, of which we owned 63.7%. We lease the vehicles we do not own. As of September 29, 2012, we also owned 1,132,099 customer propane storage tanks with typical capacities of 100 to 500 gallons, 64,291 customer propane storage tanks with typical capacities of over 500 gallons and 381,179 portable propane cylinders with typical capacities of five to ten gallons.

ITEM 3.	LEGAL PROCEEDINGS

Litigation

Our operations are subject to operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. We have been, and will continue to be, a defendant in various legal proceedings and litigation as a result of these operating hazards and risks, and as a result of other aspects of our business. In this last regard, we currently are a defendant in suits in two states, including one class action and another putative class action in which the court has denied class certification without prejudice. We believe both such suits are without merit. The class action alleges several claims relating to two fees charged by us in connection with our residential propane business in California. During the fourth quarter of fiscal 2012, we entered into an agreement to settle that action on a classwide basis in return for the payment of a monetary sum and certain non-monetary consideration, and established an accrual of $4.5 million for the estimated cost of the settlement. The court granted preliminary approval of the proposed settlement on November 19, 2012. In the putative class action, we have been successful in eliminating several of the claims such that only certain contractual and consumer statute claims remain. We are contesting this putative class action vigorously and have determined, based on the allegations and discovery to date, that no reserve for a loss contingency other than for legal defense fees and expenses is required.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF UNITS

(a) Our Common Units, representing limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange (“NYSE”) under the symbol SPH. As of November 26, 2012, there were 778 Unitholders of record (based on the number of record holders and nominees for those Common Units held in street name). The following table presents, for the periods indicated, the high and low sales prices per Common Unit, as reported on the NYSE, and the amount of quarterly cash distributions declared and paid per Common Unit in respect of each quarter.

			Cash Distribution
	Common Unit Price Range		Declared per
	High	Low	Common Unit
Fiscal 2012
First Quarter	$49.19	$44.50	$0.8525
Second Quarter	48.25	40.25	0.8525
Third Quarter	44.52	34.58	0.8525
Fourth Quarter	45.61	36.75	0.8525

Fiscal 2011
First Quarter	$57.24	$51.50	$0.8525
Second Quarter	58.99	49.30	0.8525
Third Quarter	57.89	49.90	0.8525
Fourth Quarter	53.23	40.25	0.8525

We make quarterly distributions to our partners in an aggregate amount equal to our Available Cash (as defined in our Partnership Agreement) with respect to such quarter. Available Cash generally means all cash on hand at the end of the fiscal quarter plus all additional cash on hand as a result of borrowings subsequent to the end of such quarter less cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. The amount of distributions that we may make to holders of our Common Units is limited by the senior notes, and the amount of distributions that the Operating Partnership may make to us is limited by our revolving credit facility. See “Risk Factors—We have substantial indebtedness. Our debt agreements may limit our ability to make distributions to Unitholders, as well as our financial flexibility” and “Management’s Discussion and Analysis—Liquidity and Capital Resources.”

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

	Year Ended
	September	September	September	September	September
	29, 2012 (a)	24, 2011	25, 2010	26, 2009	27, 2008
Statement of Operations Data
Revenues	$1,063,458	$1,190,552	$1,136,694	$1,143,154	$1,574,163
Costs and expenses	1,002,641	1,045,324	980,508	932,539	1,424,035
Acquisition-related costs (b)	17,916	—	—	—	—
Severance charges (c)	—	2,000	—	—	—
Pension settlement charge (d)	—	—	2,818	—	—
Operating income	42,901	143,228	153,368	210,615	150,128
Interest expense, net	38,633	27,378	27,397	38,267	37,052
Loss on debt extinguishment (e)	2,249	—	9,473	4,624	—
Provision for income taxes	137	884	1,182	2,486	1,903
Income from continuing operations	1,882	114,966	115,316	165,238	111,173
Discontinued operations:
Gain on disposal of discontinued operations (f)	—	—	—	—	43,707
Net income	1,882	114,966	115,316	165,238	154,880
Income from continuing operations per Common Unit—basic	0.05	3.24	3.26	4.99	3.39
Net income per Common Unit—basic (g)	0.05	3.24	3.26	4.99	4.72
Net income per Common Unit—diluted (g)	0.05	3.22	3.24	4.96	4.70
Cash distributions declared per unit	$3.41	$3.41	$3.35	$3.26	$3.09

Balance Sheet Data
Cash and cash equivalents	$134,317	$149,553	$156,908	$163,173	$137,698
Current assets	338,280	297,822	296,427	307,556	359,551
Total assets	2,884,448	956,459	970,914	978,168	1,036,367
Current liabilities	253,715	151,514	164,514	181,930	226,780
Total debt	1,422,078	348,169	347,953	349,415	531,772
Total liabilities	1,792,705	598,241	608,258	620,632	818,472
Partners’ capital—Common Unitholders	$1,152,850	$418,134	$419,882	$418,824	$262,050

Statement of Cash Flows Data
Cash provided by (used in)
Operating activities	$110,973	$132,786	$155,797	$246,551	$120,517
Investing activities	(239,758)	(19,505)	(30,111)	(16,852)	36,630
Financing activities	$113,549	$(120,636)	$(131,951)	$(204,224)	$(116,035)

Other Data
Depreciation and amortization	$45,790	$35,628	$30,834	$30,343	$28,394
EBITDA (h)	86,442	178,856	174,729	236,334	222,229
Adjusted EBITDA (h)	108,536	179,425	192,420	239,245	220,465
Capital expenditures—maintenance and growth (i)	$17,476	$22,284	$19,131	$21,837	$21,819
Retail gallons sold
Propane	283,841	298,902	317,906	343,894	386,222
Fuel oil and refined fuels	28,491	37,241	43,196	57,381	76,515

(a)	Fiscal 2012 includes 53 weeks of operations compared to 52 weeks in each of fiscal 2011, 2010, 2009 and 2008. In addition, on August 1, 2012, we acquired Inergy Propane. The results of operations of Inergy Propane have been included in the consolidated results from the date of acquisition through September 29, 2012, and the assets and liabilities of Inergy Propane have been included in the consolidated balance sheet as of September 29, 2012. As a result of achieving planned strategic integration milestones, it is impracticable to determine the impact of the Inergy Propane operations on the revenues and earnings of the Partnership. Refer to Note 3—Acquisition of Inergy Propane included within the Notes to the Consolidated Financial Statements section elsewhere in this Annual Report.

(b)	Due to the Inergy Propane Acquisition on August 1, 2012 we recorded acquisition-related costs of $17.9 million during fiscal 2012. These costs were primarily attributable to investment banker, legal, accounting and other consulting fees.

(c)	During fiscal 2011, we recorded severance charges of $2.0 million related to the realignment of our regional operating footprint in response to the persistent and foreseeable challenges affecting the industry as a whole.

(d)	We incurred non-cash pension settlement charges of $2.8 million during fiscal 2010 to accelerate the recognition of actuarial losses in our defined benefit pension plan as a result of the level of lump sum retirement benefit payments made.

(e)	During fiscal 2012 we amended the Credit Agreement (the “Amended Credit Agreement”) to increase the five-year $250.0 million revolving credit facility (the “Revolving Credit Facility”) to $400.0 million, of which, $100.0 million was outstanding as of September 29, 2012, and also to extend the maturity date from June 25, 2013 to January 5, 2017. In connection with the execution of the Amended Credit Agreement, we recognized a non-cash charge of $0.5 million for the write-off of previously incurred debt origination costs associated with lenders who did not participate, or whose lending capacity decreased, in the amended facility. On August 1, 2012, we amended the Amended Credit Agreement to provide for a $250.0 million senior secured 364-day incremental term loan facility (the “364-Day Facility”). On August 1, 2012, in connection with the Inergy Propane Acquisition, we drew $225.0 million on the 364-Day Facility and on August 14, 2012, using the proceeds of our secondary offering of common units, we repaid the $225.0 million term loan facility, and wrote off $1.7 million of unamortized commitment fees associated with the 364-Day Facility. During fiscal 2010 we completed the issuance of $250.0 million of 7.375% senior notes maturing in March 2020 to replace the previously existing 6.875% senior notes that were set to mature in December 2013. In connection with the refinancing, we recognized a loss on debt extinguishment of $9.5 million in the second quarter of fiscal 2010, consisting of $7.2 million for the repurchase premium and related fees, as well as the write-off of $2.2 million in unamortized debt origination costs and unamortized discount. During fiscal 2009, we purchased $175.0 million aggregate principal amount of the 6.875% senior notes through a cash tender offer. In connection with the tender offer, we recognized a loss on the extinguishment of debt of $4.6 million in the fourth quarter of fiscal 2009, consisting of $2.8 million for the tender premium and related fees, as well as the write-off of $1.8 million in unamortized debt origination costs and unamortized discount.

(f)	Gain on disposal of discontinued operations for fiscal 2008 of $43.7 million reflects the October 2, 2007 sale of our Tirzah, South Carolina underground granite propane storage cavern, and associated 62-mile pipeline, for $53.7 million in net proceeds.

(g)	Computations of basic earnings per Common Unit were performed by dividing net income by the weighted average number of outstanding Common Units, and restricted units granted under our restricted unit plans to retirement-eligible grantees. Computations of diluted earnings per Common Unit were performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under our restricted unit plans. On August 1, 2012, in connection with the Inergy Propane Acquisition, we issued 14.2 million Common Units, and on August 14, 2012, we sold 7.2 million Common Units in a secondary offering. Those Common Units have been included in basic and diluted earnings per common unit from the respective dates of issuance.

(h)	EBITDA represents net income before deducting interest expense, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA excluding the unrealized net gain or loss from mark-to-market activity for derivative instruments and other certain items as provided in the table below. Our management uses EBITDA and Adjusted EBITDA as measures of liquidity and we are including them because we believe that they provide our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. EBITDA and Adjusted EBITDA are not recognized terms under accounting principles generally accepted in the United States of America (“US GAAP”) and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with US GAAP. Because EBITDA and Adjusted EBITDA as determined by us excludes some, but not all, items that affect net income, they may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other companies.

The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of EBITDA and Adjusted EBITDA, as so calculated, to our net cash provided by operating activities (amounts in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2012	2011	2010	2009	2008
Net income	$1,882	$114,966	$115,316	$165,238	$154,880
Add:
Provision for income taxes	137	884	1,182	2,486	1,903
Interest expense, net	38,633	27,378	27,397	38,267	37,052
Depreciation and amortization	45,790	35,628	30,834	30,343	28,394

EBITDA	86,442	178,856	174,729	236,334	222,229
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(4,649)	(1,431)	5,400	(1,713)	(1,764)
Acqusition-related costs	17,916	—	—	—	—
Loss on legal settlement	4,500	—	—	—	—
Loss on debt extinguishment	2,249	—	9,473	4,624	—
Loss on asset disposal	2,078	—	—	—	—
Severance charges	—	2,000	—	—	—
Pension settlement charge	—	—	2,818	—	—

Adjusted EBITDA	108,536	179,425	192,420	239,245	220,465
Add (subtract):
Provision for income taxes - current	(137)	(884)	(1,182)	(1,101)	(626)
Interest expense, net	(38,633)	(27,378)	(27,397)	(38,267)	(37,052)
Unrealized (non-cash) gains (losses) on changes in fair value of derivatives	4,649	1,431	(5,400)	1,713	1,764
Severance charges	—	(2,000)	—	—	—
Acqusition-related costs	(17,916)	—	—	—	—
Loss on legal settlement	(4,500)	—	—	—	—
Compensation cost recognized under Restricted Unit Plans	4,059	3,922	4,005	2,396	2,156
(Gain) loss on disposal of property, plant and equipment, net	(727)	(2,772)	38	(650)	(2,252)
Gain on disposal of discontinued operations	—	—	—	—	(43,707)
Changes in working capital and other assets and liabilities	55,642	(18,958)	(6,687)	43,215	(20,231)

Net cash provided by operating activities	$110,973	$132,786	$155,797	$246,551	$120,517

(i)	Our capital expenditures fall generally into two categories: (i) maintenance expenditures, which include expenditures for repair and replacement of property, plant and equipment; and (ii) growth capital expenditures which include new propane tanks and other equipment to facilitate expansion of our customer base and operating capacity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Weather

Weather conditions have a significant impact on the demand for our products, in particular propane, fuel oil and natural gas, for both heating and agricultural purposes. Many of our customers rely heavily on propane, fuel oil or natural gas as a heating source. Accordingly, the volume sold is directly affected by the severity of the winter weather in our service areas, which can vary substantially from year to year. In any given area, sustained warmer than normal temperatures, as was the case with the fiscal 2012 heating season, will tend to result in reduced propane, fuel oil and natural gas consumption, while sustained colder than normal temperatures will tend to result in greater consumption.

Hedging and Risk Management Activities

We engage in hedging and risk management activities to reduce the effect of price volatility on our product costs and to ensure the availability of product during periods of short supply. We enter into propane forward, options and swap agreements with third parties, and use futures and options contracts traded on the New York Mercantile Exchange (“NYMEX”) to purchase and sell propane, fuel oil and crude oil at fixed prices in the future. The majority of the futures, forward and options agreements are used to hedge price risk associated with propane and fuel oil physical inventory, as well as, in certain instances, forecasted purchases of propane or fuel oil. In addition, we sell propane and fuel oil to customers at fixed prices, and enter into swap agreements to hedge a portion of our exposure to fluctuations in commodity prices as a result of selling the fixed price contracts. Forward contracts are generally settled physically at the expiration of the contract whereas futures, options and swap contracts are generally settled in cash at the expiration of the contract. Although we use derivative instruments to reduce the effect of price volatility associated with priced physical inventory and forecasted transactions, we do not use derivative instruments for speculative trading purposes. Risk management activities are monitored by an internal Commodity Risk Management Committee, made up of five members of management and reporting to our Audit Committee, through enforcement of our Hedging and Risk Management Policy.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2—Summary of Significant Accounting Policies included within the Notes to Consolidated Financial Statements section elsewhere in this Annual Report.

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

Allowances for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate our allowances for doubtful accounts using a specific reserve for known or anticipated uncollectible accounts, as well as an estimated reserve for potential future uncollectible accounts taking into consideration our historical write-offs. If the financial condition of one or more of our customers were to deteriorate resulting in an impairment in their ability to make payments, additional allowances could be required. As a result of our large customer base, which is comprised of more than 1.2 million customers, no individual customer account is material. Therefore, while some variation to actual results occurs, historically such variability has not been material. Schedule II, Valuation and Qualifying Accounts, provides a summary of the changes in our allowances for doubtful accounts during the period.

Pension and Other Postretirement Benefits. We estimate the rate of return on plan assets, the discount rate used to estimate the present value of future benefit obligations and the expected cost of future health care benefits in determining our annual pension and other postretirement benefit costs. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in market conditions may materially affect our pension and other postretirement benefit obligations and our future expense. With other assumptions held constant, an increase or decrease of 100 basis points in the discount rate would have an immaterial impact on net pension and postretirement benefit costs. See “Liquidity and Capital Resources—Pension Plan Assets and Obligations” below for additional disclosure regarding pension benefits.

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

Fair Values of Acquired Assets and Liabilities. From time to time, we enter into material business combinations. In accordance with accounting guidance associated with business combinations, the assets acquired and liabilities assumed are recorded at their estimated fair value as of the acquisition date. Fair values of assets acquired and liabilities assumed are based upon available information and may involve us engaging an independent third party to perform an appraisal. Estimating fair values can be complex and subject to significant business judgment. Estimates most commonly impact property, plant and equipment and intangible assets, including goodwill. Generally, we have, if necessary, up to one year from the acquisition date to finalize our estimates of acquisition date fair values.

Results of Operations and Financial Condition

Record warm temperatures across much of the country had a significant negative affect on volumes sold and overall profitability during fiscal 2012. Nonetheless, we had several notable achievements during fiscal 2012, including: (i) the completion of the Inergy Propane Acquisition for approximately $1.9 billion on August 1, 2012, including the subsequent issuance of approximately 7.2 million Common Units in a secondary public offering, the net proceeds of which were used to fund a portion of the acquisition; (ii) the amendment and restatement of our revolving credit facility to a new five-year facility at lower interest rates, as well as to increase the capacity under the facility by $150.0 million; and (iii) for the sixth consecutive year, we funded all cash needs from cash on hand without the need to borrow under our Revolving Credit Facility and ended the year with $134.3 million of cash.

Fiscal 2012 includes 53 weeks of operations, compared to 52 weeks in the prior year, and includes the results of operations for Inergy Propane for two months since the date of acquisition. Net income for fiscal 2012 amounted to $1.9 million, or $0.05 per Common Unit, compared to $115.0 million, or $3.24 per Common Unit, in fiscal 2011. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal 2012 amounted to $86.4 million, compared to $178.9 million for fiscal 2011. Adjusted EBITDA (as defined and reconciled below) amounted to $108.5 million in fiscal 2012, compared to $179.4 million in fiscal 2011.

Net income and EBITDA for fiscal 2012 were negatively affected by several significant items, including: (i) $17.9 million in acquisition-related costs associated with the Inergy Propane Acquisition; (ii) a charge of $4.5 million associated with a legal settlement reached during the fourth quarter of fiscal 2012 included within general and administrative expenses; (iii) a loss on debt extinguishment of $2.2 million associated with the refinancing of our credit agreement; and (iv) a $2.1 million non-cash charge from a loss on disposal of an asset in our natural gas and electricity business. Net income and EBITDA for fiscal 2011 included a $2.0 million charge for severance costs associated with the realignment of our field operations.

Retail propane gallons sold for fiscal 2012 decreased 15.1 million gallons, or 5.1%, to 283.8 million gallons from 298.9 million gallons in fiscal 2011. Sales of fuel oil and other refined fuels decreased 8.7 million gallons, or 23.4%, to 28.5 million gallons compared to 37.2 million gallons in the prior year. As reported throughout fiscal 2012, the most significant factor impacting volumes in both segments was the record warm weather experienced throughout most of the country, particularly during the critical heating months from October 2011 through March 2012. According to the National Oceanic and Atmospheric Administration (“NOAA”), average temperatures (as measured by heating degree days) across our service territories during fiscal 2012 were 14% warmer than normal and 13% warmer than fiscal 2011. The impact of record warm temperatures on volumes sold was offset to an extent by the addition of propane and refined fuels volumes sold from Inergy Propane since August 1, 2012, which contributed 27.0 million gallons of propane and 2.5 million gallons of fuel oil and other refined fuels sold in fiscal 2012.

Revenues for fiscal year 2012 of $1,063.5 million decreased $127.1 million, or 10.7%, compared to the prior year, primarily due to the lower volumes sold and lower average propane selling prices. Cost of products sold for fiscal 2012 of $599.1 million decreased $79.6 million, or 11.7%, compared to $678.7 million in the prior year as a result of lower volumes sold and lower wholesale product costs. Cost of products sold in fiscal 2012 and 2011 included a $4.6 million and $1.4 million, respectively, unrealized (non-cash) gain attributable to the mark-to-market adjustment for derivative instruments used in risk management activities which are excluded from Adjusted EBITDA in both periods. Average posted prices for propane during fiscal 2012 were 19.7% lower than the prior year, while average posted prices for fuel oil were 7.4% higher than the prior year.

Combined operating and general and administrative expenses of $357.8 million for fiscal year 2012 were $26.8 million, or 8.1%, higher than the prior year, primarily as a result of the Inergy Propane Acquisition and the legal settlement referred to above, offset to an extent by lower variable compensation attributable to lower earnings and continued savings in payroll and benefit related expenses. Depreciation and amortization expense of $45.8 million increased $10.2 million, or 28.7%, primarily due to the impact of the Inergy Propane Acquisition. Net interest expense of $38.6 million for fiscal 2012 increased $11.2 million, or 40.9%, compared to the prior year as a result of higher debt levels associated with the financing for the Inergy Propane Acquisition.

As we look ahead to fiscal 2013, our anticipated cash requirements will increase compared to historical trends as a result of the Inergy Propane Acquisition, and include: (i) maintenance and growth capital expenditures of approximately $51.0 million; (ii) approximately $100.0 million of interest and income tax payments; and (iii) approximately $198.3 million of distributions to Unitholders, assuming distributions at an annualized rate of $3.41 per Common Unit paid in respect of the fourth quarter of fiscal 2012, and at an annualized rate of $3.50 per Common Unit beginning with the distribution to be paid in respect of the first quarter of fiscal 2013. The expected increase in the annualized distribution rate to $3.50 per Common Unit was previously announced by us on April 26, 2012. Based on our current cash position, availability under the Revolving Credit Facility (unused borrowing capacity of $253.2 million at September 29, 2012) and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Fiscal Year 2012 Compared to Fiscal Year 2011

Revenues

(Dollars in thousands)	Fiscal 2012	Fiscal 2011	Increase/ (Decrease)	Percent Increase/ (Decrease)
Revenues
Propane	$843,648	$929,492	$(85,844)	(9.2%)
Fuel oil and refined fuels	114,288	139,572	(25,284)	(18.1%)
Natural gas and electricity	67,419	84,721	(17,302)	(20.4%)
All other	38,103	36,767	1,336	3.6%

Total revenues	$1,063,458	$1,190,552	$(127,094)	(10.7%)

Total revenues decreased $127.1 million, or 10.7%, to $1,063.5 million in fiscal 2012 compared to $1,190.6 million for fiscal 2011, primarily due to lower volumes sold and, to a much lesser extent, lower average propane selling prices. From a weather perspective, average temperatures as measured in heating degree days, as reported by the NOAA, in our service territories during fiscal 2012 were 14% and 13% warmer than normal and the prior year, respectively. Record warm temperatures were experienced throughout much of the northeast and significantly warmer than normal temperatures were reported throughout the east coast. Average temperatures in the northeast and southeast regions for fiscal 2012 were 18% and 26%, respectively, warmer than the prior year.

Revenues from the distribution of propane and related activities of $843.6 million for fiscal 2012 decreased $85.9 million, or 9.2%, compared to $929.5 million for the prior year, primarily due to lower volumes sold and lower average propane selling prices. Retail propane gallons sold in fiscal 2012 decreased 15.1 million gallons, or 5.1%, to 283.8 million gallons from 298.9 million gallons in the prior year. The volume decline was more pronounced within our residential customer base as the impact of weather has a greater effect on our residential customers’ propane consumption, which, during the winter, is primarily for space heating. The impact of record warm temperatures on volumes sold was offset to an extent by the addition of propane volumes sold from Inergy Propane since August 1, 2012, which contributed 27.0 million gallons of propane gallons sold in fiscal 2012. Average propane selling prices for fiscal 2012 decreased 5.0% compared to the prior year due to lower wholesale product costs. Included within the propane segment are revenues from other propane activities of $74.2 million for fiscal 2012, which decreased $2.3 million compared to the prior year.

Revenues from the distribution of fuel oil and refined fuels of $114.3 million for fiscal 2012 decreased $25.3 million, or 18.1%, from $139.6 million in the prior year, primarily due to lower volumes sold, partially offset by higher average selling prices associated with higher wholesale product costs. Fuel oil and refined fuels gallons sold in fiscal 2012 decreased 8.7 million gallons, or 23.5%, to 28.5 million gallons from 37.2 million gallons in the prior year. Average selling prices in our fuel oil and refined fuels segment for fiscal 2012 increased 6.6% compared to the prior year due to higher wholesale product costs.

Revenues in our natural gas and electricity segment decreased $17.3 million, or 20.4%, to $67.4 million in fiscal 2012 compared to $84.7 million in the prior year as a result of lower natural gas and electricity volumes sold, which was primarily attributable to the record warm weather in the northeast, discussed above.

Cost of Products Sold

(Dollars in thousands)	Fiscal 2012	Fiscal 2011	Increase/ (Decrease)	Percent Increase/ (Decrease)
Cost of products sold
Propane	$448,120	$506,481	$(58,361)	(11.5%)
Fuel oil and refined fuels	91,239	100,908	(9,669)	(9.6%)
Natural gas and electricity	46,915	61,495	(14,580)	(23.7%)
All other	12,785	9,835	2,950	30.0%

Total cost of products sold	$599,059	$678,719	$(79,660)	(11.7%)

As a percent of total revenues	56.3%	57.0%

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

Average posted prices for propane for fiscal 2012 were 19.7% lower than the prior year, and average fuel oil prices for fiscal 2012 were 7.4% higher than the prior year. Total cost of products sold decreased $79.7 million, or 11.7%, to $599.1 million in fiscal 2012, compared to $678.7 million in the prior year due to lower volumes sold and lower propane average product costs, partially offset by higher fuel oil average product costs. The net change in the fair value of derivative instruments resulted in unrealized (non-cash) gains reported in cost of product sold of $4.6 million and $1.4 million during fiscal 2012 and 2011, respectively, resulting in a decrease of $3.2 million in cost of products sold in fiscal 2012 compared to the prior year ($4.8 million decrease and $1.6 million increase in cost of products sold reported in the propane segment and fuel oil and refined fuels segment, respectively).

Cost of products sold associated with the distribution of propane and related activities of $448.1 million for fiscal 2012 decreased $58.4 million, or 11.5%, compared to the prior year. Lower average propane costs and lower propane volumes sold resulted in a decrease in cost of products sold of $30.5 million and $23.7 million, respectively, in fiscal 2012 compared to the prior year. Cost of products sold from other propane activities increased $0.6 million in fiscal 2012 compared to the prior year.

Cost of products sold associated with our fuel oil and refined fuels segment of $91.2 million for fiscal 2012 decreased $9.7 million, or 9.6%, compared to the prior year. Lower fuel oil and refined fuels volumes sold resulted in a decrease of $22.6 million in cost of products sold during fiscal 2012 compared to the prior year. The impact of the decrease in volumes sold was partially offset by higher average fuel oil and refined fuels costs, which resulted in an $11.3 million increase in cost of products sold during fiscal 2012 compared to the prior year.

Cost of products sold in our natural gas and electricity segment of $46.9 million for fiscal 2012 decreased $14.6 million, or 23.7%, compared to the prior year, primarily due to lower natural gas and electricity volumes sold.

Cost of products sold as a percent of revenues of 56.3% for fiscal 2012 decreased 0.7 percentage points, compared to 57.0% for the prior year. The decrease in cost of products sold as a percentage of revenues was primarily attributable to wholesale propane product costs declining at a slightly faster pace than the decline in average propane selling prices.

Operating Expenses

(Dollars in thousands)	Fiscal 2012	Fiscal 2011	Increase	Percent Increase
Operating expenses	$298,772	$279,329	$19,443	7.0%
As a percent of total revenues	28.1%	23.5%

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

Operating expenses of $298.7 million for fiscal 2012 increased $19.4 million, or 7.0%, compared to $279.3 million in the prior year as a result of the Inergy Propane Acquisition, offset to an extent by lower payroll and benefit related expenses resulting from a lower headcount and other operating efficiencies, as well as lower bad debt expense and insurance costs.

General and Administrative Expenses

(Dollars in thousands)	Fiscal 2012	Fiscal 2011	Increase	Percent Increase
General and administrative expenses	$59,020	$51,648	$7,372	14.3%
As a percent of total revenues	5.5%	4.3%

All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.

General and administrative expenses of $59.0 million for fiscal 2012 increased approximately $7.4 million compared to $51.6 million in the prior year. General and administrative expenses for fiscal 2012 included a $4.5 million charge associated with a legal settlement (see Item 3 and Note 12 included within the Notes to the Consolidated Financial Statements section elsewhere in this Annual Report for additional discussion), and a $2.1 million non-cash charge from a loss on disposal of an asset used in our natural gas and electricity business. General and administrative expenses for fiscal 2011 included a $2.5 million gain on sale of an asset. Excluding the impact of these items, general and administrative expenses decreased $1.8 million primarily due to lower variable compensation associated with lower earnings, offset to an extent by the addition of Inergy Propane.

Acquisition-related Costs

During fiscal 2012 we recorded acquisition-related costs of $17.9 million related to the Inergy Propane Acquisition. These costs were primarily attributable to investment banker, legal, accounting and other consulting fees.

Severance Charges

During fiscal 2011 we recorded severance charges of $2.0 million related to the realignment of our regional operating footprint.

Depreciation and Amortization

(Dollars in thousands)	Fiscal 2012	Fiscal 2011	Increase	Percent Increase
Depreciation and amortization	$45,790	$35,628	$10,162	28.5%
As a percent of total revenues	4.3%	3.0%

Depreciation and amortization expense of $45.8 million in fiscal 2012 increased $10.2 million, or 28.5%, compared to $35.6 million in the prior year, primarily as a result of tangible and intangible long-lived assets acquired in the Inergy Propane Acquisition.

Interest Expense, net

(Dollars in thousands)	Fiscal 2012	Fiscal 2011	Increase	Percent Increase
Interest expense, net	$38,633	$27,378	$11,255	41.1%
As a percent of total revenues	3.6%	2.3%

Net interest expense of $38.6 million for fiscal 2012 increased $11.2 million compared to $27.4 million in the prior year, primarily due to higher debt levels associated with the financing for the Inergy Propane Acquisition. See Liquidity and Capital Resources below for additional discussion on the debt issued in connection with the Inergy Propane Acquisition.

Loss on Debt Extinguishment

In connection with the execution of the amendment of our credit agreement on January 5, 2012, we recognized a non-cash charge of $0.5 million to write-off a portion of unamortized debt origination costs associated with the credit agreement during the first quarter of fiscal 2012. In addition, in connection with the repayment, on August 14, 2012, of borrowings under our 364-Day Facility which was used as short-term financing to fund a portion of the Inergy Propane Acquisition, we recognized a non-cash charge of $1.7 million to write off unamortized debt origination costs associated with the 364-Day Facility during the fourth quarter of fiscal 2012. See Liquidity and Capital Resources below for additional discussion on the amendment to the credit agreement.

Net Income and Adjusted EBITDA

We reported net income of $1.9 million, or $0.05 per Common Unit in fiscal 2012 compared to net income of $115.0 million, or $3.24 per Common Unit in the prior year. Adjusted EBITDA amounted to $108.5 million in fiscal 2012, compared to $179.4 million in fiscal 2011.

Net income and EBITDA for fiscal 2012 were negatively affected by several significant items, including: (i) $17.9 million in acquisition-related costs associated with the Inergy Propane Acquisition; (ii) a charge of $4.5 million associated with a legal settlement reached during the fourth quarter of fiscal 2012 included within general and administrative expenses; (iii) a loss on debt extinguishment of $2.2 million; and (iv) a $2.1 million non-cash charge from a loss on disposal of an asset in our natural gas and electricity business. Net income and EBITDA for fiscal 2011 included a $2.0 million charge for severance costs associated with the realignment of our field operations.

Adjusted EBITDA represents EBITDA excluding the unrealized net gain or loss from mark-to-market activity for derivative instruments and other certain items as provided in the table below. Our management uses EBITDA and Adjusted EBITDA as measures of liquidity and we are including them because we believe that they provide our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. EBITDA and Adjusted EBITDA are not recognized terms under US GAAP and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with US GAAP. Because EBITDA and Adjusted EBITDA as determined by us excludes some, but not all, items that affect net income, they may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other companies.

The following table sets forth (i) our calculations of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities:

	Year Ended
	September 29,	September 24,
(Dollars in thousands)	2012	2011
Net income	$1,882	$114,966
Add:
Provision for income taxes	137	884
Interest expense, net	38,633	27,378
Depreciation and amortization	45,790	35,628

EBITDA	86,442	178,856
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(4,649)	(1,431)
Acquisition-related costs	17,916	—
Loss on legal settlement	4,500	—
Loss on debt extinguishment	2,249	—
Loss on asset disposal	2,078	—
Severance charges	—	2,000

Adjusted EBITDA	108,536	179,425
Add (subtract):
Provision for income taxes—current	(137)	(884)
Interest expense, net	(38,633)	(27,378)
Unrealized (non-cash) gains (losses) on changes in fair value of derivatives	4,649	1,431
Severance charges	—	(2,000)
Acquisition-related costs	(17,916)	—
Loss on legal settlement	(4,500)	—
Compensation cost recognized under Restricted Unit Plans	4,059	3,922
(Gain) loss on disposal of property, plant and equipment, net	(727)	(2,772)
Changes in working capital and other assets and liabilities	55,642	(18,958)

Net cash provided by operating activities	$110,973	$132,786

Fiscal Year 2011 Compared to Fiscal Year 2010

Revenues

(Dollars in thousands)	Fiscal 2011	Fiscal 2010	Increase/ (Decrease)	Percent Increase/ (Decrease)
Revenues
Propane	$929,492	$885,459	$44,033	5.0%
Fuel oil and refined fuels	139,572	135,059	4,513	3.3%
Natural gas and electricity	84,721	77,587	7,134	9.2%
All other	36,767	38,589	(1,822)	(4.7%)

Total revenues	$1,190,552	$1,136,694	$53,858	4.7%

Total revenues increased $53.9 million, or 4.7%, to $1,190.6 million in fiscal 2011 compared to $1,136.7 million for fiscal 2010, due to higher average selling prices associated with higher product costs, partially offset by lower volumes sold. From a weather perspective, average temperatures as measured in heating degree days, as reported by the NOAA, in our service territories during fiscal 2011 were 1% warmer than normal and 4% colder than the prior year.

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

Cost of Products Sold

(Dollars in thousands)	Fiscal 2011	Fiscal 2010	Increase/ (Decrease)	Percent Increase/ (Decrease)
Cost of products sold
Propane	$506,481	$436,825	$69,656	15.9%
Fuel oil and refined fuels	100,908	92,037	8,871	9.6%
Natural gas and electricity	61,495	57,892	3,603	6.2%
All other	9,835	11,697	(1,862)	(15.9%)

Total cost of products sold	$678,719	$598,451	$80,268	13.4%

As a percent of total revenues	57.0%	52.6%

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

Operating Expenses

(Dollars in thousands)	Fiscal 2011	Fiscal 2010	(Decrease)	Percent (Decrease)
Operating expenses	$279,329	$289,567	$(10,238)	(3.5%)
As a percent of total revenues	23.5%	25.5%

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

General and Administrative Expenses

(Dollars in thousands)	Fiscal 2011	Fiscal 2010	(Decrease)	Percent (Decrease)
General and administrative expenses	$51,648	$61,656	$(10,008)	(16.2%)
As a percent of total revenues	4.3%	5.4%

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

Depreciation and Amortization

(Dollars in thousands)	Fiscal 2011	Fiscal 2010	Increase	Percent Increase
Depreciation and amortization	$35,628	$30,834	$4,794	15.5%
As a percent of total revenues	3.0%	2.7%

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

Interest Expense, net

(Dollars in thousands)	Fiscal 2011	Fiscal 2010	(Decrease)	Percent (Decrease)
Interest expense, net	$27,378	$27,397	$(19)	(0.1%)
As a percent of total revenues	2.3%	2.4%

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

Net income and EBITDA for fiscal 2011 were negatively impacted by a $2.0 million charge for severance costs associated with a realignment of our field operations, as well as a non-cash charge of $2.9 million to accelerate depreciation expense on assets taken out of service. By comparison, net income and EBITDA for fiscal 2010 were negatively impacted by certain items, including: (i) a loss on debt extinguishment of $9.5 million associated with the refinancing of senior notes; (ii) a non-cash pension settlement charge of $2.8 million; and (iii) a non-cash charge of $1.8 million to accelerate depreciation expense on assets taken out of service.

The following table sets forth (i) our calculations of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities:

	Year Ended
	September 24,	September 25,
(Dollars in thousands)	2011	2010
Net income	$114,966	$115,316
Add:
Provision for income taxes	884	1,182
Interest expense, net	27,378	27,397
Depreciation and amortization	35,628	30,834

EBITDA	178,856	174,729
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(1,431)	5,400
Severance charges	2,000	—
Loss on debt extinguishment	—	9,473
Pension settlement charge	—	2,818

Adjusted EBITDA	179,425	192,420
Add (subtract):
Provision for income taxes—current	(884)	(1,182)
Interest expense, net	(27,378)	(27,397)
Unrealized (non-cash) gains (losses) on changes in fair value of derivatives	1,431	(5,400)
Severance charges	(2,000)	—
Compensation cost recognized under Restricted Unit Plans	3,922	4,005
(Gain) loss on disposal of property, plant and equipment, net	(2,772)	38
Changes in working capital and other assets and liabilities	(18,958)	(6,687)

Net cash provided by operating activities	$132,786	$155,797

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for fiscal 2012 amounted to $111.0 million, a decrease of $21.8 million compared to the prior year. The decrease was primarily attributable to a $97.6 million decrease in earnings, after adjusting for non-cash items in both periods, offset to an extent by a $75.8 million year-over-year increase in cash provided by reductions in working capital, primarily due to a reduction in accounts receivable and inventories due to the decline in sales volumes, as well as the year-over-year decline in wholesale propane product costs.

Investing Activities. Net cash used in investing activities of $239.8 million for fiscal 2012 consisted of the cash portion of the consideration for the Inergy Propane Acquisition as well as capital expenditures of $17.5 million (including $9.3 million for maintenance expenditures and $8.2 million to support the growth of operations), partially offset by the net proceeds from the sale of property, plant and equipment of $1.4 million. Net cash used in investing activities of $19.5 million for fiscal 2011 consisted of capital expenditures of $22.3 million (including $10.2 million for maintenance expenditures and $12.1 million to support the growth of operations) and business acquisitions of $3.2 million, partially offset by the net proceeds from the sale of property, plant and equipment of $6.0 million.

Financing Activities. Net cash provided by financing activities for fiscal 2012 of $113.5 million essentially reflects the net proceeds of $259.8 million from the issuance of 7.2 million Common Units in a public offering, net of $25.2 million in debt origination costs, consisting of $10.3 million in debt origination costs associated with the amendments to our credit agreement and $14.9 million in debt origination costs associated with the issuance of new senior notes in connection with the Inergy Propane Acquisition, and $121.1 million in quarterly distributions to Unitholders at a rate of $0.8525 per Common Unit paid in respect of the fourth quarter of fiscal 2011 and the first, second and third quarters of fiscal 2012. With the execution of the amendment of our credit agreement on January 5, 2012, we rolled the $100.0 million then-outstanding under the revolving credit facility of the previous credit agreement into the Revolving Credit Facility (defined below) of the Amended Credit Agreement (defined below). This resulted in the repayment of the $100.0 million then-outstanding under the Revolving Credit Facility of the previous credit agreement with proceeds from borrowings under the Revolving Credit Facility of the amended credit agreement.

Net cash used in financing activities for fiscal 2011 of $120.6 million reflects quarterly distributions to Unitholders at a rate of $0.8525 per Common Unit paid in respect of the fourth quarter of fiscal 2011 and the first, second and third quarters of fiscal 2012.

Equity Offering

On August 14, 2012, we sold 6,300,000 Common Units in a public offering at a price of $37.61 per Common Unit realizing proceeds of $225.7 million, net of underwriting commissions and other offering expenses. Also on August 14, 2012, we used the net proceeds from the offering to repay our borrowings of $225.0 million on August 1, 2012 under our 364-Day Facility. On August 20, 2012, following the underwriters’ exercise of their over-allotment option, we sold an additional 945,000 Common Units at $37.61 per Common Unit, generating additional net proceeds of $34.1 million, net of underwriting commissions.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of September 29, 2012, our long-term debt consisted of $496.6 million in aggregate principal amount of unregistered 7.5% senior notes due October 1, 2018, $250.0 million in aggregate principal amount of 7.375% senior notes due March 15, 2020, $503.4 million in aggregate principal amount of unregistered 7.375% senior notes due August 1, 2021 and $100.0 million under our senior secured Revolving Credit Facility.

Senior Notes

2018 Senior Notes and 2021 Senior Notes

On August 1, 2012, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., issued $496.6 million in aggregate principal amount of unregistered 7.5% senior notes due October 1, 2018 (the “2018 Senior Notes”) and $503.4 million in aggregate principal amount of unregistered 7.375% senior notes due August 1, 2021 (the “2021 Senior Notes”) in a private placement in connection with the Inergy Propane Acquisition. Based on market rates for similar issues, the 2018 Senior Notes and 2021 Senior Notes were valued at 106.875% and 108.125%, respectively, of the principal amount, on the date of acquisition as they were issued in exchange for Inergy’s outstanding notes, not for cash. The 2018 Senior Notes require semi-annual interest payments in April and October, and the 2021 Senior Notes require semi-annual interest payments in February and August.

The 2018 Senior Notes are redeemable, at our option, in whole or in part, at any time after October 1, 2014, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2014	103.750%
2015	101.875%
2016 and thereafter	100.000%

The 2021 Senior Notes are redeemable, at our option, in whole or in part, at any time after August 1, 2016, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to date of the redemption.

Year	Percentage
2016	103.688%
2017	102.459%
2018	101.229%
2019 and thereafter	100.000%

On November 13, 2012, we offered to exchange its existing unregistered 7.5% senior notes due 2018 and 7.375% senior notes due 2021 (collectively, the “Old Notes”) for an equal principal amount of 7.5% senior notes 2018 and 7.375% senior notes due 2021 (collectively, the “Exchange Notes”), respectively, that have been registered under the Securities Act of 1933, as amended. The terms of the Exchange Notes are identical in all material respects (including principal amount, interest rate, maturity and redemption rights) to the Old Notes for which they may be exchanged, except that the Exchange Notes generally will not be subject to transfer restrictions. The exchange offer expires on December 13, 2012, unless otherwise extended.

2020 Senior Notes

On March 23, 2010, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $250.0 million in aggregate principal amount of 7.375% senior notes due March 15, 2020 (the “2020 Senior Notes”). The 2020 Senior Notes were issued at 99.136% of the principal amount. The net proceeds from the issuance, along with cash on hand, were used to repurchase the 6.875% senior notes due in 2013 (the “2013 Senior Notes”) on March 23, 2010 through a redemption and tender offer. In connection with the repurchase of the 2013 Senior Notes, we recognized a loss on the extinguishment of debt of $9.5 million in fiscal 2010, consisting of $7.2 million for the repurchase premium and related fees, as well as the write-off of $2.3 million in unamortized debt origination costs and unamortized discount. The 2020 Senior Notes require semi-annual interest payments in March and September.

The 2020 Senior Notes are redeemable, at our option, in whole or in part, at any time after March 15, 2015, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2015	103.688%
2016	102.459%
2017	101.229%
2018 and thereafter	100.000%

Our obligations under the 2018 Senior Notes, 2020 Senior Notes and 2021 Senior Notes (collectively, the “Senior Notes”) are unsecured and rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The Senior Notes are structurally subordinated to, which means they rank effectively behind, any debt and other liabilities of the Operating Partnership. The Senior Notes have a change of control provision that would require us to offer to repurchase the notes at 101% of the principal amount repurchased, if a change of control, as defined in the indenture, occurs and is followed by a rating decline (a decrease in the rating of the notes by either Moody’s Investors Service or Standard and Poor’s Rating Group by one of more gradations) within 90 days of the consummation of the change of control.

Credit Agreement

Our Operating Partnership has a credit agreement, as amended on January 5, 2012 and August 1, 2012 (the “Amended Credit Agreement”) that provides for a five-year $400.0 million revolving credit facility (the “Revolving Credit Facility”) of which, $100.0 million was outstanding as of September 29, 2012 and September 24, 2011. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. Our Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

The amendment to the credit agreement on January 5, 2012 amended the previous credit agreement to, among other things, extend the maturity date from June 25, 2013 to January 5, 2017, reduce the borrowing rate and commitment fees, and amend certain affirmative and negative covenants. On the date of the January 5, 2012 amendment, our Operating Partnership had borrowings of $100.0 million outstanding under the revolving credit facility of the previous credit agreement, and rolled those borrowings into the Revolving Credit Facility of the Amended Credit Agreement. In addition, at the time the January 5, 2012 amendment was entered into, our Operating Partnership had letters of credit issued under the revolving credit facility of the previous credit agreement primarily in support of retention levels under its self-insurance programs, all of which have been rolled into the Revolving Credit Facility of the Amended Credit Agreement.

On April 25, 2012, we received consents from the requisite lenders under the Amended Credit Agreement to enable us to incur additional indebtedness, make amendments to the Amended Credit Agreement to adjust certain covenants, and otherwise perform our obligations as contemplated by the Inergy Propane Acquisition. On August 1, 2012, our Operating Partnership executed an amendment to the Amended Credit Agreement to, among other things, provide for (i) a $250.0 million senior secured 364-Day Facility and (ii) an increase in our revolving credit facility under the Amended Credit Agreement from $250.0 million to $400.0 million. On the Acquisition Date, our Operating Partnership drew $225.0 million on the 364-Day Facility, which was used to fund a portion of the Inergy Propane Acquisition, including costs and expenses related to the acquisition. We repaid the $225.0 million of borrowings under the 364-Day Facility on August 14, 2012 with the net proceeds from the public issuance of Common Units on August 14, 2012.

The amendment to the Amended Credit Agreement on August 1, 2012 also amended certain restrictive and affirmative covenants applicable to our Operating Partnership and us, as well as certain financial covenants, including (a) requiring our consolidated interest coverage ratio, as defined in the amendment, to be not less than 2.0 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined in the amendment, of the Partnership from being greater than 7.0 to 1.0 as of the end of any fiscal quarter. The minimum consolidated interest coverage ratio increases over time, and commencing with the second quarter of fiscal 2015, such minimum ratio will be 2.5 to 1.0. The maximum consolidated leverage ratio decreases over time, and commencing with the first quarter of fiscal 2015, such maximum ratio will be 4.75 to 1.0. As of September 29, 2012 the minimum consolidated interest coverage ratio and maximum consolidated leverage ratio was 2.0 to 1.0 and 5.75 to 1.0, respectively.

We act as a guarantor with respect to the obligations of our Operating Partnership under the Credit Agreement pursuant to the terms and conditions set forth therein. The obligations under the Amended Credit Agreement are secured by liens on substantially all of the personal property of the Partnership, the Operating Partnership and their subsidiaries, as well as mortgages on certain real property.

In connection with the previous revolving credit facility, our Operating Partnership entered into an interest rate swap agreement with a notional amount of $100.0 million and an effective date of March 31, 2010 and termination date of June 25, 2013. Under the interest rate swap agreement, our Operating Partnership will pay a fixed interest rate of 3.12% to the issuing lender on the notional principal amount outstanding, effectively fixing the LIBOR portion of the interest rate at 3.12%. In return, the issuing lender will pay our Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The interest rate swap has been designated as a cash flow hedge. In connection with the Amended Credit Agreement, our Operating Partnership entered into a forward starting interest rate swap agreement with a June 25, 2013 effective date, which is commensurate with the maturity of the existing interest rate swap agreement, and a maturity date of January 5, 2017. Under this forward starting interest rate swap agreement, our Operating Partnership will pay a fixed interest rate of 1.63% to the issuing lender on the notional principal amount outstanding, and the issuing lender will pay our Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The forward starting interest rate swap has been designated as a cash flow hedge.

As of September 29, 2012, our Operating Partnership had standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $46.8 million which expire periodically through September 1, 2013. Therefore, as of September 29, 2012 we had available borrowing capacity of $253.2 million under the Revolving Credit Facility.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the indentures governing the Senior Notes, the Partnership is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We and our Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of September 29, 2012.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, long-term borrowings are capitalized within other assets and amortized on a straight-line basis over the term of the respective debt agreements. During fiscal 2012, we capitalized $14.9 million and $10.3 million for costs incurred in connection with issuance of new senior notes and the amendments to our Amended Credit Agreement, respectively. We recognized charges of $2.2 million to write-off unamortized debt origination costs associated with the amendment to our Amended Credit Agreement on January 5, 2012 and the repayment of borrowings under our 364-Day Facility. Other assets at September 29, 2012 and September 24, 2011 include debt origination costs with a net carrying amount of $28.1 million and $7.2 million, respectively.

The aggregate amounts of long-term debt maturities subsequent to September 29, 2012 are as follows: fiscal 2013 through fiscal 2016: $-0-; fiscal 2017: $100.0 million; and thereafter: $1.25 billion.

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

On October 25, 2012, we announced a quarterly distribution of $0.8525 per Common Unit, or $3.41 on an annualized basis, in respect of the fourth quarter of fiscal 2012 payable on November 13, 2012 to holders of record on November 6, 2012. On April 26, 2012, we announced that our Board of Supervisors approved an increase in the annualized distribution rate to $3.50 per Common Unit which represents an increase of $0.09 per Common Unit, or 2.6%, compared to our current annualized distribution rate. The distribution at the increased rate will be effective for the quarterly distribution paid in respect of the first quarter of fiscal 2013 ending December 29, 2012.

Pension Plan Assets and Obligations

We have a noncontributory defined benefit pension plan which was originally designed to cover all eligible employees of the Partnership who met certain requirements as to age and length of service. Effective January 1, 1998, we amended the defined benefit pension plan to provide benefits under a cash balance formula as compared to a final average pay formula which was in effect prior to January 1, 1998. Our defined benefit pension plan was frozen to new participants effective January 1, 2000 and, in furtherance of our effort to minimize future increases in our benefit obligations, effective January 1, 2003, all future service credits were eliminated. Therefore, eligible participants will receive interest credits only toward their ultimate defined benefit under the defined benefit pension plan. There were no minimum funding requirements for the defined benefit pension plan during fiscal 2012, 2011 or 2010. As of September 29, 2012 and September 24, 2011 the plan’s projected benefit obligation exceeded the fair value of plan assets by $32.0 million and $26.2 million, respectively. As a result, the net liability recognized in the consolidated financial statements for the defined benefit pension plan increased by $5.8 million during fiscal 2012, which was primarily attributable to an increase in the present value of the benefit obligation due to a general decrease in market interest rates, partially offset by the growth in the value of plan assets from investment earnings during fiscal 2012.

Our investment policies and strategies, as set forth in the Investment Management Policy and Guidelines, are monitored by a Benefits Committee comprised of five members of management. The Benefits Committee employs a liability driven investment strategy, which seeks to increase the correlation of the plan’s assets and liabilities to reduce the volatility of the plan’s funded status. The execution of this strategy has resulted in an asset allocation that is largely comprised of fixed income securities. A liability driven investment strategy is intended to reduce investment risk and, over the long-term, generate returns on plan assets that largely fund the annual interest on the accumulated benefit obligation. However, as we experienced in fiscal 2012 and fiscal 2011, significant declines in interest rates relevant to our benefit obligations, or poor performance in the broader capital markets in which our plan assets are invested, could have an adverse impact on the funded status of the defined benefit pension plan. For purposes of measuring the projected benefit obligation as of September 29, 2012 and September 24, 2011, we used a discount rate of 3.5% and 4.375%, respectively, reflecting current market rates for debt obligations of a similar duration to our pension obligations.

During fiscal 2012 and fiscal 2011, the amount of the pension benefit obligation settled through lump sum payments did not exceed the settlement threshold (combined service and interest costs of net periodic pension cost); therefore, a settlement charge was not required to be recognized in either of those fiscal years. During fiscal 2010, lump sum pension settlement payments to either terminated or retired individuals amounted to $7.9 million, which exceeded the settlement threshold of $7.5 million for fiscal 2010, and as a result, the Partnership was required to recognize a non-cash settlement charge of $2.8 million during fiscal 2010. The non-cash charge was required to accelerate recognition of a portion of cumulative unamortized losses in the defined benefit pension plan. Additional pension settlement charges may be required in future periods depending on the level of lump sum benefit payments made in future periods.

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

Long-Term Debt Obligations and Operating Lease Obligations

Contractual Obligations

The following table summarizes payments due under our known contractual obligations as of September 29, 2012:

(Dollars in thousands)	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018 and thereafter
Long-term debt obligations	$—	$—	$—	$—	$100,000	$1,250,000
Interest payments	98,696	97,954	97,954	97,954	94,166	225,663
Operating lease obligations (a)	28,254	23,848	17,396	10,188	6,012	7,306
Self-insurance obligations (b)	12,147	11,477	8,367	4,872	3,126	14,561
Other contractual obligations (c)	8,616	7,735	6,409	3,926	2,532	18,873

Total	$147,713	$141,014	$130,126	$116,940	$205,836	$1,516,403

(a)	Payments exclude costs associated with insurance, taxes and maintenance, which are not material to the operating lease obligations.

(b)	The timing of when payments are due for our self-insurance obligations is based on estimates that may differ from when actual payments are made. In addition, the payments do not reflect amounts to be recovered from our insurance providers, which amount to $4.2 million, $3.5 million, $2.6 million, $1.4 million, $1.0 million and $4.9 million for each of the next five fiscal years and thereafter, respectively, and are included in other assets on the consolidated balance sheet.
(c)	These amounts are included in our consolidated balance sheet and primarily include payments for postretirement and long-term incentive benefits as well as periodic settlements of our interest rate swap agreement.

Additionally, we have standby letters of credit in the aggregate amount of $46.8 million, in support of retention levels under our casualty insurance programs and certain lease obligations, which expire periodically through September 1, 2013.

Operating Leases

We lease certain property, plant and equipment for various periods under noncancelable operating leases, including 39% of our vehicle fleet, approximately 30% of our customer service centers and portions of our information systems equipment. Rental expense under operating leases was $23.6 million, $18.9 million and $17.6 million for fiscal 2012, 2011 and 2010, respectively. Future minimum rental commitments under noncancelable operating lease agreements as of September 29, 2012 are presented in the table above.

Off-Balance Sheet Arrangements

Guarantees

Certain of our operating leases, primarily those for transportation equipment with remaining lease periods scheduled to expire periodically through fiscal 2019, contain residual value guarantee provisions. Under those provisions, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount upon completion of the lease period, or we will pay the lessor the difference between fair value and the guaranteed amount. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $18.0 million. The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 29, 2012 and September 24, 2011.

Recently Issued Accounting Pronouncements

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

Under our hedging and risk management strategies, we enter into a combination of exchange-traded futures and options contracts and, in certain instances, over-the-counter options and swap contracts (collectively, “derivative instruments”) to manage the price risk associated with physical product and with future purchases of the commodities used in our operations, principally propane and fuel oil, as well as to ensure the availability of product during periods of high demand. In addition, the Partnership sells propane and fuel oil to customers at fixed prices, and enters into swap agreements to hedge a portion of its exposure to fluctuations in commodity prices as a result of selling the fixed price contracts. We do not use derivative instruments for speculative or trading purposes. Futures and swap contracts require that we sell or acquire propane or fuel oil at a fixed price for delivery at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane or fuel oil at a specified price during a specified time period. However, the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of the product to the respective party or are settled by the payment of a net amount equal to the difference between the then market price and the fixed contract price or option exercise price. To the extent that we utilize derivative instruments to manage exposure to commodity price risk and commodity prices move adversely in relation to the contracts, we could suffer losses on those derivative instruments when settled. Conversely, if prices move favorably, we could realize gains. Under our hedging and risk management strategy, realized gains or losses on derivative instruments will typically offset losses or gains on the physical inventory once the product is sold to customers at market prices, or delivered to customers as it pertains to fixed price contracts.

Futures are traded with brokers of the NYMEX and require daily cash settlements in margin accounts. Forward contracts are generally settled at the expiration of the contract term by physical delivery, and swap and options contracts are generally settled at expiration through a net settlement mechanism. Market risks associated with our derivative instruments are monitored daily for compliance with our Hedging and Risk Management Policy which includes volume limits for open positions. Open inventory positions are reviewed and managed daily as to exposures to changing market prices.

Credit Risk

Exchange-traded futures and options contracts are guaranteed by the NYMEX and, as a result, have minimal credit risk. We are subject to credit risk with over-the-counter forward, swap and options contracts to the extent the counterparties do not perform. We evaluate the financial condition of each counterparty with which we conduct business and establish credit limits to reduce exposure to the risk of non-performance by our counterparties.

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1/2 of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the total ratio of debt to EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. The interest rate swaps have been designated as a cash flow hedge. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At September 29, 2012, the fair value of the interest rate swaps was a net liability of $5.5 million, which is included within other current liabilities and other liabilities, as applicable, with a corresponding unrealized loss reflected in accumulated other comprehensive income.

Derivative Instruments and Hedging Activities

All of our derivative instruments are reported on the balance sheet at their fair values. On the date that derivative instruments are entered into, we make a determination as to whether the derivative instrument qualifies for designation as a hedge. Changes in the fair value of derivative instruments are recorded each period in current period earnings or OCI, depending on whether a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivative instruments designated as cash flow hedges, we formally assess, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in OCI to the extent effective and reclassified into earnings during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of cash flow hedges are immediately recognized in earnings. Changes in the fair value of derivative instruments that are not designated as cash flow hedges, and that do not meet the normal purchase and normal sale exemption, are recorded in earnings as they occur. Cash flows associated with derivative instruments are reported as operating activities within the consolidated statement of cash flows.

Sensitivity Analysis

In an effort to estimate our exposure to unfavorable market price changes in commodities related to our open positions under derivative instruments, we developed a model that incorporates the following data and assumptions:

A.	The fair value of open positions as of September 29, 2012.

B.	The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open futures and option contracts as of September 29, 2012 indicates an increase in potential future net losses of $1.7 million as of September 29, 2012. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm thereon listed on the accompanying Index to Financial Statements in Part IV, Item 15 (see page F-1) and the Supplemental Financial Information listed on the accompanying Index to Financial Statement Schedule in Part IV, Item 15 (see page S-1) are included herein.

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

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter (a)	Year
Fiscal 2012
Revenues	$299,886	$357,626	$179,601	$226,345	$1,063,458
Cost of products sold	183,574	208,401	88,776	118,308	599,059
Operating income (loss)	30,290	56,125	(2,744)	(40,770)	42,901
Loss on debt extinguishment (b)	—	507	—	1,742	2,249
Net income (loss)	23,232	49,573	(9,323)	(61,600)	1,882
Net income (loss) per common unit—basic (c)	0.65	1.39	(0.26)	(1.29)	0.05
Net income (loss) per common unit—diluted (c)	0.65	1.38	(0.26)	(1.29)	0.05

Cash provided by (used in)
Operating activities	(25,323)	42,371	56,202	37,723	110,973
Investing activities	(4,714)	(2,775)	(4,528)	(227,741)	(239,758)
Financing activities	(30,226)	(32,684)	(32,072)	208,531	113,549
EBITDA (d)	$38,075	$63,267	$5,728	$(20,628)	$86,442
Adjusted EBITDA (d)	$39,123	$65,852	$3,460	$101	$108,536
Retail gallons sold
Propane	74,279	89,941	49,014	70,607	283,841
Fuel oil and refined fuels	7,695	10,565	4,314	5,917	28,491

Fiscal 2011
Revenues	$328,307	$464,102	$216,563	$181,580	$1,190,552
Cost of products sold	186,504	259,832	125,175	107,208	678,719
Severance charges	—	2,000	—	—	2,000
Operating income (loss)	50,341	107,233	353	(14,699)	143,228
Net income (loss)	43,129	100,316	(6,787)	(21,692)	114,966
Net income (loss) per common unit—basic (c)	1.22	2.82	(0.19)	(0.61)	3.24
Net income (loss) per common unit—diluted (c)	1.21	2.81	(0.19)	(0.61)	3.22

Cash provided by (used in)
Operating activities	(4,858)	54,696	60,003	22,945	132,786
Investing activities	(6,390)	(3,194)	(5,285)	(4,636)	(19,505)
Financing activities	(30,062)	(30,177)	(30,194)	(30,203)	(120,636)
EBITDA (d)	$58,521	$115,687	$10,023	$(5,375)	$178,856
Adjusted EBITDA (d)	$60,094	$113,564	$10,336	$(4,569)	$179,425
Retail gallons sold
Propane	86,286	114,034	54,629	43,953	298,902
Fuel oil and refined fuels	11,393	16,249	5,621	3,978	37,241

(a)	The fourth quarter of fiscal 2012 includes 14 weeks of operations compared to 13 weeks in the fourth quarter for fiscal 2011. In addition, on August 1, 2012, we acquired Inergy Propane. The results of operations of Inergy Propane have been included in the consolidated results from the date of acquisition through September 29, 2012. As a result of achieving planned strategic integration milestones, it is impracticable to determine the impact of the Inergy Propane operations on the revenues and earnings of the Partnership. Refer to Note 3—Acquisition of Inergy Propane included within the Notes to the Consolidated Financial Statements section elsewhere in this Annual Report.

(b)	During the second quarter of fiscal 2012, we amended the Credit Agreement (the “Amended Credit Agreement”) that provides for a five-year $250.0 million revolving credit facility (the “Revolving Credit Facility”), of which, $100.0 million was outstanding as of September 29, 2012 to extend the maturity date from June 25, 2013 to January 5, 2017. In connection with the execution of the Amended Credit Agreement, we recognized a non-cash charge of $0.5 million to write-off a portion of unamortized debt origination costs associated with the previous credit agreement, and capitalized $2.4 million for origination costs incurred with the amendment. During the fourth quarter of fiscal 2012, we amended the Credit Agreement that provides for a five-year $400.0 million revolving credit facility, of which, $100.0 million was outstanding as of September 29, 2012. In connection with the execution of the Amendment Credit Agreement, we recognized a non-cash charge of $1.7 million to write-off a portion of unamortized debt origination costs associated with the previous credit agreement.

(c)	Basic net income (loss) per Common Unit is computed by dividing net income (loss) by the weighted average number of outstanding Common Units, and restricted units granted under the restricted unit plans to retirement-eligible grantees. Computations of diluted net income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under our restricted unit plans. Diluted loss per Common Unit for the periods where a net loss was reported does not include unvested restricted units granted under our restricted unit plans as their effect would be anti-dilutive. On August 1, 2012, in connection with the Inergy Propane Acquisition, we issued 14.2 million Common Units, and on August 14, 2012, we sold 7.2 million Common Units in a secondary offering. Those Common Units have been included in basic and diluted earnings per common unit from the respective dates of issuance.

(d)	EBITDA represents net income before deducting interest expense, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA excluding the unrealized net gain or loss from mark-to-market activity for derivative instruments and other certain items as provided in the table below. Our management uses EBITDA and Adjusted EBITDA as measures of liquidity and we are including them because we believe that they provide our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. EBITDA and Adjusted EBITDA are not recognized terms under US GAAP and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with US GAAP. Because EBITDA and Adjusted EBITDA as determined by us excludes some, but not all, items that affect net income, they may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other companies. The following table sets forth (i) our calculations of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash (used in) provided by operating activities (amounts in thousands):

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Fiscal 2012
Net income (loss)	$23,232	$49,573	$(9,323)	$(61,600)	$1,882
Add:
Provision for income taxes	220	(380)	100	197	137
Interest expense, net	6,838	6,425	6,479	18,891	38,633
Depreciation and amortization	7,785	7,649	8,472	21,884	45,790

EBITDA	38,075	63,267	5,728	(20,628)	86,442
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	1,048	—	(8,218)	2,521	(4,649)
Acquisition-related costs	—	—	5,950	11,966	17,916
Loss on legal settlement	—	—	—	4,500	4,500
Loss on debt extinguishment	—	507	—	1,742	2,249
Loss on asset disposal	—	2,078	—	—	2,078

Adjusted EBITDA	39,123	65,852	3,460	101	108,536
Add (subtract):
Provision for income taxes	(220)	380	(100)	(197)	(137)
Interest expense, net	(6,838)	(6,425)	(6,479)	(18,891)	(38,633)
Unrealized (non-cash) (losses) gains on changes in fair value of derivatives	(1,048)	—	8,218	(2,521)	4,649
Acquisition-related costs	—	—	(5,950)	(11,966)	(17,916)
Loss on legal settlement	—	—	—	(4,500)	(4,500)
Compensation cost recognized under Restricted Unit Plans	1,203	1,147	911	798	4,059
(Gain) loss on disposal of property, plant and equipment, net	(32)	(179)	(35)	(481)	(727)
Changes in working capital and other assets and liabilities	(57,511)	(18,404)	56,177	75,380	55,642

Net cash (used in) provided by operating activities	$(25,323)	$42,371	$56,202	$37,723	$110,973

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Fiscal 2011
Net income (loss)	$43,129	$100,316	$(6,787)	$(21,692)	$114,966
Add:
Provision for income taxes	366	98	273	147	884
Interest expense, net	6,846	6,819	6,867	6,846	27,378
Depreciation and amortization	8,180	8,454	9,670	9,324	35,628

EBITDA	58,521	115,687	10,023	(5,375)	178,856
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	1,573	(4,123)	313	806	(1,431)
Severance charges	—	2,000	—	—	2,000

Adjusted EBITDA	60,094	113,564	10,336	(4,569)	179,425
Add (subtract):
Provision for income taxes	(366)	(98)	(273)	(147)	(884)
Interest expense, net	(6,846)	(6,819)	(6,867)	(6,846)	(27,378)
Unrealized (non-cash) (losses) gains on changes in fair value of derivatives	(1,573)	4,123	(313)	(806)	1,431
Severance charges	—	(2,000)	—	—	(2,000)
Compensation cost recognized under Restricted Unit Plans	1,332	1,067	737	786	3,922
(Gain) loss on disposal of property, plant and equipment, net	(299)	(2,612)	67	72	(2,772)
Changes in working capital and other assets and liabilities	(57,200)	(52,529)	56,316	34,455	(18,958)

Net cash (used in) provided by operating activities	$(4,858)	$54,696	$60,003	$22,945	$132,786

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Before filing this Annual Report, the Partnership completed an evaluation under the supervision and with the participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of September 29, 2012. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective at the reasonable assurance level as of September 29, 2012.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. Other than changes resulting from the Inergy Propane Acquisition discussed below, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 29, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting is included below.

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

The Partnership’s management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of September 29, 2012. In making this assessment, the Partnership used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Partnership's assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

We have excluded from our assessment the internal control over financial reporting of Inergy Propane, which was acquired on August 1, 2012, and whose total assets and total revenue represent 25% and 7%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended September 29, 2012. Based on the Partnership’s assessment, as described above, management has concluded that, as of September 29, 2012, the Partnership’s internal control over financial reporting was effective. The Partnership is currently in the process of integrating Inergy Propane’s operations, processes and internal controls. Refer to Note 3—Acquisition of Inergy Propane included within the Notes to the Consolidated Financial Statements section elsewhere in this Annual Report.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, issued an attestation report dated November 28, 2012 on the effectiveness of our internal control over financial reporting, which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND PARTNERSHIP GOVERNANCE

Partnership Management

Our Partnership Agreement provides that all management powers over our business and affairs are exclusively vested in our Board of Supervisors and, subject to the direction of the Board of Supervisors, our officers. No Unitholder has any management power over our business and affairs or actual or apparent authority to enter into contracts on behalf of or otherwise to bind us. Under the current Partnership Agreement, members of our Board of Supervisors are elected by the Unitholders for three-year terms. All six of our current Supervisors who were serving in such capacity at the end of our 2012 Fiscal Year were elected to their current three-year terms at the Tri-Annual Meeting of our Unitholders convened on May 1, 2012 and then reconvened on May 14, 2012.

At its regular meeting on November 13, 2012, our Board of Supervisors, pursuant to authority granted to the Board under the Partnership Agreement, increased the size of the Board from six (6) Supervisors to eight (8) Supervisors. At the same meeting and again pursuant to authority granted to the Board under the Partnership Agreement, the Board elected Messrs. Lawrence C. Caldwell and Matthew J. Chanin to fill the two vacancies on the Board created by the increase in size of the Board, effective immediately. Messrs. Caldwell and Chanin were each elected for a term due to expire at the next Tri-Annual Meeting of our Unitholders, currently scheduled for Spring 2015. Messrs. Caldwell and Chanin were also named to the Audit and Compensation Committees.

Seven Supervisors, who are not officers or employees of the Partnership or its subsidiaries, now serve on the Audit Committee with authority to review, at the request of the Board of Supervisors, specific matters as to which the Board of Supervisors believes there may be a conflict of interest, or which may be required to be disclosed pursuant to Item 404(a) of Regulation S-K adopted by the Securities and Exchange Commission, in order to determine if the resolution or course of action in respect of such conflict proposed by the Board of Supervisors is fair and reasonable to us. Under the Partnership Agreement, any matter that receives the “Special Approval” of the Audit Committee (i.e., approval by a majority of the members of the Audit Committee) is conclusively deemed to be fair and reasonable to us, is deemed approved by all of our partners and shall not constitute a breach of the Partnership Agreement or any duty stated or implied by law or equity as long as the material facts known to the party having the potential conflict of interest regarding that matter were disclosed to the Audit Committee at the time it gave Special Approval. The Audit Committee also assists the Board of Supervisors in fulfilling its oversight responsibilities relating to (a) integrity of the Partnership’s financial statements and internal control over financial reporting; (b) the Partnership’s compliance with applicable laws, regulations and its code of conduct; (c) independence and qualifications of the independent registered public accounting firm; (d) performance of the internal audit function and the independent registered public accounting firm; and (e) accounting complaints.

The Board of Supervisors has determined that all seven members of the Audit Committee, Harold R. Logan, Jr., John Hoyt Stookey, Dudley C. Mecum, John D. Collins, Lawrence C. Caldwell, Matthew J. Chanin and Jane Swift are independent and (with the exception of Ms. Swift) are audit committee financial experts within the meaning of the NYSE corporate governance listing standards and in accordance with Rule 10A-3 of the Exchange Act, Item 407 of Regulation S-K and the Partnership’s criteria for Supervisor independence (as discussed in Item 13, herein) as of the date of this Annual Report. Mr. Logan, Chairman of the Board, presides at the regularly scheduled executive sessions of the non-management Supervisors, all of whom are independent, held as part of the meetings of the Audit Committee. Investors and other parties interested in communicating directly with the non-management Supervisors as a group may do so by writing to the Non-Management Members of the Board of Supervisors, c/o Company Secretary, Suburban Propane Partners, L.P., P.O. Box 206, Whippany, New Jersey 07981-0206.

Board of Supervisors and Executive Officers of the Partnership

The following table sets forth certain information with respect to the members of the Board of Supervisors and our executive officers as of November 28, 2012. Officers are appointed by the Board of Supervisors for one-year terms and Supervisors are elected by the Unitholders for three-year terms.

Name	Age	Position With the Partnership
Michael J. Dunn, Jr.	63	President and Chief Executive Officer; Member of the Board of Supervisors
Michael A. Stivala	43	Chief Financial Officer
Michael M. Keating	59	Senior Vice President - Administration
A. Davin D’Ambrosio	48	Vice President and Treasurer
Paul Abel	59	Vice President, General Counsel and Secretary
Steven C. Boyd	48	Vice President – Field Operations
Douglas T. Brinkworth	51	Vice President – Product Supply
Neil Scanlon	47	Vice President – Information Services
Mark Wienberg	50	Vice President – Operational Support and Analysis
Michael Kuglin	42	Vice President and Chief Accounting Officer
Harold R. Logan, Jr.	68	Member of the Board of Supervisors (Chairman)
John Hoyt Stookey	82	Member of the Board of Supervisors (Chairman of the Compensation Committee)
Dudley C. Mecum	77	Member of the Board of Supervisors
John D. Collins	74	Member of the Board of Supervisors (Chairman of the Audit Committee)
Jane Swift	47	Member of the Board of Supervisors
Lawrence C. Caldwell	66	Member of the Board of Supervisors
Matthew J. Chanin	58	Member of the Board of Supervisors

Mr. Dunn has served as our President since May 2005 and as our Chief Executive Officer since September 2009. Mr. Dunn has served as a Supervisor since July 1998. From June 1998 until May 2005 he was our Senior Vice President, becoming Senior Vice President – Corporate Development in November 2002. He was our Vice President – Procurement and Logistics from March 1997 until June 1998. Before joining the Partnership, Mr. Dunn was Vice President of Commodity Trading for the investment banking firm of Goldman Sachs & Company (“Goldman Sachs”). Mr. Dunn is the sole member of the General Partner.

Mr. Dunn’s qualifications to sit on our Board include his more than 15 years of experience in the propane industry, including as our President for the past 7 years and Chief Executive Officer for the past 3 years, which day to day leadership roles have provided him with intimate knowledge of our operations.

Mr. Stivala has served as our Chief Financial Officer since November 2009, and, before that, as our Chief Financial Officer and Chief Accounting Officer since October 2007. Prior to that he was our Controller and Chief Accounting Officer since May 2005 and Controller since December 2001. Before joining the Partnership, he held several positions with PricewaterhouseCoopers LLP, an international accounting firm, most recently as Senior Manager in the Assurance practice. Mr. Stivala is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Mr. Keating has served as our Senior Vice President – Administration since July 2009. From July 1996 to that date he was our Vice President – Human Resources and Administration. He previously held senior human resource positions at Hanson Industries (the United States management division of Hanson plc, a global diversified industrial conglomerate) and Quantum Chemical Corporation (“Quantum”), a predecessor of the Partnership.

Mr. D’Ambrosio has served as our Treasurer since November 2002 and was additionally made a Vice President in October 2007. He served as our Assistant Treasurer from October 2000 to November 2002 and as Director of Treasury Services from January 1998 to October 2000. Mr. D’Ambrosio joined the Partnership in May 1996 after ten years in the commercial banking industry.

Mr. Abel has served as our General Counsel and Secretary since June 2006 and was additionally made a Vice President in October 2007. From May 2005 until June 2006, Mr. Abel was Assistant General Counsel of Velocita Wireless, L.P., the owner and operator of a nationwide wireless data network. From 1998 until May 2005, Mr. Abel was Vice President, Secretary and General Counsel of AXS-One Inc. (formerly known as Computron Software, Inc.), an international business software company.

Mr. Boyd has served as our Vice President – Field Operations (formerly Vice President – Operations) since October 2008. Prior to that he was our Southeast and Western Area Vice President since March 2007, Managing Director – Area Operations since November 2003 and Regional Manager – Northern California since May 1997. Mr. Boyd held various managerial positions with predecessors of the Partnership from 1986 through 1996.

Mr. Brinkworth has served as our Vice President – Product Supply (formerly Vice President – Supply) since May 2005. Mr. Brinkworth joined the Partnership in April 1997 after a nine year career with Goldman Sachs and, since joining the Partnership, has served in various positions in the product supply area.

Mr. Kuglin has served as our Vice President and Chief Accounting Officer since November 2011. Prior to that he was our Controller and Chief Accounting Officer since November 2009 and Controller since October 2007. For the eight years prior to joining the Partnership he held several financial and managerial positions with Alcatel-Lucent, a global communications solutions provider. Prior to Alcatel-Lucent, Mr. Kuglin held several positions with the international accounting firm PricewaterhouseCoopers LLP, most recently Manager in the Assurance practice. Mr. Kuglin is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Mr. Scanlon became our Vice President – Information Services in November 2008. Prior to that he served as our Assistant Vice President – Information Services since November 2007, Managing Director – Information Services from November 2002 to November 2007 and Director – Information Services from April 1997 until November 2002. Prior to joining the Partnership, Mr. Scanlon spent several years with JP Morgan & Co., most recently as Vice President – Corporate Systems and earlier held several positions with Andersen Consulting, an international systems consulting firm, most recently as Manager.

Mr. Wienberg has served as our Vice President – Operational Support and Analysis (formerly Vice President – Operational Planning) since October 2007. Prior to that he served as our Managing Director, Financial Planning and Analysis from October 2003 to October 2007 and as Director, Financial Planning and Analysis from July 2001 to October 2003. Prior to joining the Partnership, Mr. Wienberg was Assistant Vice President – Finance of International Home Foods Corp., a consumer products manufacturer.

Mr. Logan has served as a Supervisor since March 1996 and was elected as Chairman of the Board of Supervisors in January 2007. Mr. Logan is a Co-Founder and, from 2006 to the present has been serving as a Director, of Basic Materials and Services LLC, an investment company that has invested in companies that provide specialized infrastructure services and materials for the pipeline construction industry and the sand/silica industry. From 2003 to September 2006, Mr. Logan was a Director and Chairman of the Finance Committee of the Board of Directors of TransMontaigne Inc., which provided logistical services (i.e. pipeline, terminaling and marketing) to producers and end-users of refined petroleum products. From 1995 to 2002, Mr. Logan was Executive Vice President/Finance, Treasurer and a Director of TransMontaigne Inc. From 1987 to 1995, Mr. Logan served as Senior Vice President of Finance and a Director of Associated Natural Gas Corporation, an independent gatherer and marketer of natural gas, natural gas liquids and crude oil. Mr. Logan is also a Director of Cimarex Energy Co., Graphic Packaging Holding Company and Hart Energy Publishing LLP, and, until it was sold in 2007, served as a Director of The Houston Exploration Company.

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

Mr. Stookey’s qualifications to sit on our Board include his extensive experience as Chief Executive Officer of four corporations (including a predecessor of the Partnership) and his many years of service as a director of publicly-owned corporations and non-profit organizations.

Mr. Mecum has served as a Supervisor since June 1996. He was a Managing Director of Capricorn Holdings, LLC (a sponsor of and investor in leveraged buyouts) from 1997 to 2011 and a partner of G.L. Ohrstrom & Co. (a sponsor of and investor in leveraged buyouts) from 1989 to 1996. Until 2007, Mr. Mecum was a director of Citigroup, Inc.

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

Mr. Collins has served as a Supervisor since April 2007. He served with KPMG LLP, an international accounting firm, from 1962 until 2000, most recently as senior audit partner of its New York office. He has served as a United States representative on the International Auditing Procedures Committee, a committee of international accountants responsible for establishing international auditing standards. Mr. Collins is a Director of Montpelier Re and, until recently, was a Director of Columbia Atlantic Funds and Mrs. Fields Original Cookies, Inc.

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

Mr. Caldwell has served as a Supervisor since November 2012. He was a Co-Founder of New Canaan Investments, Inc. (“NCI”), a private equity investment firm, where he was one of three senior officers of the firm from 1988-2005. NCI was an active “fix and build” investor in packaging, chemicals, and automotive components companies. Mr. Caldwell held a number of board directorships and senior management positions in these companies until he retired in 2005. The largest of these companies was Kerr Group, Inc., a plastic closure and bottle company where Mr. Caldwell served as Director for 8 years and Chief Financial Officer for 6 years. From 1985-1988, Mr. Caldwell was head of acquisitions for Moore McCormack Resources, Inc., an oil and gas exploration, shipping, and construction materials company. Mr. Caldwell is currently a director of Magnuson Products, LLC, a private company which manufactures specialty engine components for the automotive OEM and aftermarket. Mr. Caldwell also serves on the Board of Trustees and as Chairman of the Investment and Finance Committee of Historic Deerfield, and on the Board of Directors and as Chairman of both the Finance and Strategic Planning Committees of the Leventhal Map Center, both of which non-profit institutions focus on enriching educational programs for K-12 children locally and nationwide.

Mr. Caldwell's qualifications to sit on our Board include over 40 years of successful investing in and managing of a broad range of public and private businesses in a number of different industries. This experience has encompassed both turnaround situations, and the building of companies through internal growth and acquisitions.

Mr. Chanin has served as a Supervisor since November 2012. He was Senior Managing Director of Prudential Investment Management, a subsidiary of Prudential Financial, Inc., from 1996 until his retirement in January, 2012. He headed the firm’s private fixed income business, chaired an internal committee responsible for strategic investing and was a principal in Prudential Capital Partners, the firm’s mezzanine investment business. He currently serves as a Director of three private companies that are in Prudential Capital Partners funds’ portfolios, and provides consulting services to Prudential and one other client.

Mr. Chanin’s qualifications to sit on our Board include 35 years of investment experience with a focus on highly structured private placements in companies in a broad range of industries, with a particular focus on energy companies. He has previously served on the audit committee of a public company board and is currently a member of the audit committee for a private company board. Mr. Chanin has earned an MBA and is a Chartered Financial Analyst.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Supervisors, executive officers and holders of ten percent or more of our Common Units to file initial reports of ownership and reports of changes in ownership of our Common Units with the SEC. Supervisors, executive officers and ten percent Unitholders are required to furnish the Partnership with copies of all Section 16(a) forms that they file. Based on a review of these filings, we believe that all such filings were timely made during fiscal 2012.

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

Compensation Committee Charter

Seven Supervisors, who are not officers or employees of the Partnership or its subsidiaries, serve on the Compensation Committee. The Board of Supervisors has determined that all seven members of the Compensation Committee, Harold R. Logan, Jr., John Hoyt Stookey, Dudley C. Mecum, John D. Collins, Jane Swift, Lawrence C. Caldwell and Matthew J. Chanin are independent. We have adopted a Compensation Committee Charter in accordance with the NYSE corporate governance listing standards in effect as of the date of this Annual Report. A copy of our Compensation Committee Charter is available without charge from our website at www.suburbanpropane.com or upon written request directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.

NYSE Annual CEO Certification

The NYSE requires the Chief Executive Officer of each listed company to submit a certification indicating that the company is not in violation of the Corporate Governance listing standards of the NYSE on an annual basis. Mr. Dunn submits his Annual CEO Certification to the NYSE each December. In December 2011, Mr. Dunn submitted his Annual CEO Certification to the NYSE without qualification.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis explains our executive compensation philosophy, policies and practices with respect to the following executive officers of Suburban, which we refer to as the “named executive officers”: Mr. Dunn, our President and Chief Executive Officer; Mr. Stivala, our Chief Financial Officer; and the other three most highly compensated executive officers, Mr. Boyd, our Vice President of Field Operations; Mr. Wienberg, our Vice President of Operational Support and Analysis and Mr. Brinkworth, our Vice President of Product Supply.

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

•

Providing our executive officers with restricted units in order to retain the services of the participating executive officers over a five-year period, while simultaneously encouraging behaviors conducive to the long-term appreciation of our Common Units.

Establishing Executive Compensation

The Compensation Committee, which we hereafter refer to as the “Committee,” is responsible for overseeing our executive compensation program. In accordance with its charter, available on our website at www.suburbanpropane.com, the Committee ensures that the compensation packages provided to our executive officers are designed in accordance with our compensation philosophy. The Committee reviews and approves the compensation packages of our managing directors, assistant vice presidents, vice presidents and our named executive officers.

Annually, our Senior Vice President of Administration prepares a comprehensive analysis of each executive officer’s past and current compensation to assist the Committee in the assessment and determination of executive compensation packages for the subsequent fiscal year. The Committee considers a number of factors in establishing the compensation packages for each executive officer, including, but not limited to, experience, scope of responsibility and individual performance. The relative importance assigned to each of these factors by the Committee may differ from executive to executive. The performance of each of our executive officers also factors into the decision-making process, particularly in relation to promotions and increases in base compensation. In addition, as part of the Committee’s annual review of each executive officer’s total compensation package, the Committee is provided with benchmarking data for comparison. The benchmarking data is just one of a number of factors considered by the Committee, but is not necessarily the most persuasive factor.

The benchmarking data provided to the Committee for fiscal year 2012 was derived from the Mercer Human Resource Consulting, Inc. (“Mercer”) Benchmark Database containing information obtained from surveys of over 2,459 organizations and approximately 210 positions which may or may not include similarly-sized national propane marketers. The Committee does not base its benchmarking solely on a peer group of other propane marketers. The use of the Mercer database provides a broad base of compensation benchmarking information for companies of a similar size to Suburban. The benchmarking information used by the Committee consisted of organizations included in the Mercer database that report median annual revenues of between $1.1 billion and $3.7 billion per year.

The Committee believes that using the Mercer database to evaluate “total cash compensation opportunities” is appropriate because of the proximity of Suburban’s headquarters to New York City and the need to realistically compete for skilled executives in an environment shared by numerous other enterprises that seek similarly skilled employees. The Committee chooses not to base its benchmarking on the compensation practices of other propane marketers due to the fact that the other, similarly-sized propane marketers compete for executives in vastly different economic environments.

Conversely, for the reasons set forth under the subheading “Long-Term Incentive Plan” below, the Committee decided to include other propane marketers, structured as publicly traded partnerships, in the peer group it selected for measuring our performance for awards granted under the Long-Term Incentive Plan. Earning a payment under the Long-Term Incentive Plan is dependent upon the performance (referred to in the plan document as “total return to unitholders”) of our Common Units relative to the unit performance of a peer group of eleven other master limited partnerships over a three-year measurement period.

In making their decisions regarding executive compensation packages for the coming fiscal year, the members of the Committee review the total cash compensation opportunities that were provided to our executive officers during the just completed fiscal year. Each executive officer’s “total cash compensation opportunity” consists of base salary, an annual cash bonus, and Long-Term Incentive Plan awards. The Committee then compares each executive officer’s total cash compensation opportunity to the total mean cash compensation opportunity for the parallel position in the Mercer database. By focusing on each executive officer’s total cash compensation opportunity as a whole, instead of on single components of compensation such as base salary, when it met on November 9, 2011, the Committee created fiscal 2012 compensation packages for our executive officers that emphasized the performance-based components of compensation.

At their fiscal 2012 Tri-Annual Meeting, our Unitholders overwhelming approved the advisory “Say-on-Pay” resolution required by Section 14A of the Exchange Act by a vote of 16,122,718 in favor, 1,092,850 against and 574,454 abstentions. Although the Committee has, and will continue to, periodically evaluate its compensation practices for possible improvement, after consideration of these results, the Committee has determined that no major changes are required to its practices.

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

Suburban’s sole use of the Mercer database was to provide the Committee with benchmarking data. Therefore, prior to the November 9, 2011 Committee meeting, neither our President and Chief Executive Officer nor our Senior Vice President of Administration met with representatives from Mercer. The information provided by Mercer was derived from a proprietary database maintained by Mercer and, as such, there was no formal consultancy role played by them. The Committee believes that the Mercer benchmarking data, which is provided to the Committee by our Senior Vice President of Administration, can be used by the Committee as an objective benchmark on which decisions relative to executive compensation can be based. In the course of its deliberations, the Committee compares the objective data obtained from the Mercer database to the internal analyses prepared by our Senior Vice President of Administration.

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

Allocation Among Components

Under our compensation structure, the mix of base salary, cash bonus and long-term compensation provided to each executive officer varies depending on his or her position. The base salary for each executive officer is the only fixed component of compensation. All other cash compensation, including annual cash bonuses and long-term incentive compensation, is variable in nature as it is dependent upon achievement of certain performance measures. The following table summarizes the components as percentages of each named executive officer’s total cash compensation opportunity in fiscal 2012 (as determined at the Committee’s November 9, 2011 meeting).

	Base Salary	Cash Bonus Target	Long-Term Incentive
Michael J. Dunn, Jr.	40%	40%	20%
Michael A. Stivala	45%	36%	19%
Steven C. Boyd	45%	36%	19%
Mark Wienberg	45%	36%	19%
Douglas T. Brinkworth	45%	36%	19%

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

Internal Pay Equity

In determining the different compensation packages for each of our named executive officers, the Committee takes into consideration a number of factors, including the level of responsibility and influence that each named executive officer has over the affairs of Suburban, individual performance and years of experience in his or her current position. The relative importance assigned to each of these factors by the Committee may differ from executive to executive. The Committee will also consider the existing level of equity ownership of each of our named executive officers when granting awards under our Restricted Unit Plans (see below for a description of these plans). As a result, different weights may be given to different components of compensation among each of our named executive officers. In addition, as discussed in the section above titled “Allocation Among Components,” the compensation packages that we provide to our senior-most levels of management are, at a minimum, 50% performance-based. In order to align the interests of senior management with the interests of our Unitholders, we consider it requisite to accentuate the performance-based elements of the compensation packages that we provide to these individuals.

Base Salary

Base salaries for the named executive officers and all of our other executive officers, are reviewed and approved annually by the Committee. In order to determine base salary increases, the Committee’s practice is to compare each executive officer’s base salary with the corresponding mean salary provided in the Mercer database. The Committee usually determines base salary adjustments, which may be higher or lower than the comparative data, following an assessment of our overall results as well as each executive officer’s position, performance and scope of responsibility, while at the same time considering each executive officer’s previous total cash compensation opportunities. In accordance with this process, and the philosophy described above, the Committee did not adjust the base salaries of the named executive officers during fiscal 2012.

In the event of a promotion, a significant increase in an executive officer’s responsibilities, or a new hire, it is the Committee’s practice to review that executive officer’s base salary at that time and take such action as the Committee deems warranted. No such actions were taken by the Committee during fiscal 2012.

The total base salary paid to each named executive officer in fiscal 2012, fiscal 2011 and fiscal 2010 is reported in the column titled “Salary” in the Summary Compensation Table below.

In consideration of the increased responsibilities assumed by our named executive officers as a result of the Inergy Propane Acquisition, at its meeting on November 13, 2012, the Committee made the following adjustments to the base salaries of our named executive officers for fiscal 2013:

Name	Fiscal 2013 Base Salary	Fiscal 2012 Base Salary
Michael J. Dunn, Jr.	$495,000	$475,000

Michael A. Stivala	$300,000	$275,000

Steven C. Boyd	$290,000	$270,000

Mark Wienberg	$280,000	$250,000

Douglas T. Brinkworth	$270,000	$245,000

Annual Cash Bonus Plan

Annual cash bonuses (which fall within the Securities and Exchange Commission’s definition of “Non-Equity Incentive Plan Compensation” for the purposes of the Summary Compensation Table and otherwise) are earned by our executive officers in accordance with the objective performance provisions of our annual cash bonus plan.

The terms of our annual cash bonus plan provide for cash payments of a specified percentage (which, in fiscal 2012, ranged from 80% to 100%) of our named executive officers’ annual base salaries (“target cash bonus”) if, for the fiscal year, actual cash bonus plan EBITDA equals Suburban’s budgeted EBITDA. For purposes of calculating cash bonus plan EBITDA, the Committee customarily adjusts both budgeted and actual EBITDA (as defined in Item 6 in this annual report on Form 10-K) for various items considered to be non-recurring in nature; including, but not limited to, unrealized (non-cash) gains or losses on derivative instruments reported within cost of products sold in our statement of operations and gains or losses on the disposal of discontinued operations. Under the previous annual cash bonus plan, executive officers had the opportunity to earn between 90% and 110% of their target cash bonuses; however, beginning with fiscal 2011, executive officers have had the opportunity to earn between 60% and 120% of their target cash bonuses, depending upon Suburban’s EBITDA performance in the fiscal year. Under the existing annual cash bonus plan, no bonuses are earned if actual cash bonus plan EBITDA is less than 90% of budgeted cash bonus plan EBITDA, and cash bonuses cannot exceed 120% of the target cash bonus even if actual cash bonus plan EBITDA is more than 120% of budgeted cash bonus plan EBITDA.

Although our annual cash bonus plan is generally administered using the formula described above, the Committee may exercise its broad discretionary powers to decrease or increase the annual cash bonus paid to a particular executive officer, upon the recommendation of our President and Chief Executive Officer, or the executive officers as a group, when the Committee recognizes that an adjustment is warranted. During fiscal 2012, fiscal 2011 and fiscal 2010, no such discretionary adjustments were made to the annual cash bonuses earned by our executives.

For fiscal 2012, our budgeted cash bonus plan EBITDA was $187 million (“Budgeted EBITDA”). Our actual cash bonus plan EBITDA was such that each of our executive officers earned 0% of his or her target cash bonus. The following table provides the fiscal 2012 budgeted cash bonus plan EBITDA targets that were established at the November 9, 2011 Committee meeting:

Hypothetical Fiscal 2012 Cash Bonus Plan EBITDA Results (in Millions)	Hypothetical Fiscal 2012 Cash Bonus Plan EBITDA Expressed as a Percentage of Budgeted Cash Bonus Plan EBITDA	Target Bonus Percentage that would have been Earned if Actual Cash Bonus Plan EBITDA Equaled the Figure in the First Column
$224.4	120%	120%
$205.7	110%	110%
$187.0 (1)	100%	100%
$177.7	95%	90%
$168.3	90%	60%

(1)	Budgeted cash bonus plan EBITDA for fiscal 2012.

The fiscal 2012 target cash bonus percentages and target cash bonuses established for each named executive officer and the actual cash bonuses earned by each of them during fiscal 2012 are summarized as follows:

Name	2012 Target Cash Bonus as a % of Base Salary	2012 Target Cash Bonus	2012 Actual Cash Bonus Earned
Michael J. Dunn, Jr.	100%	$475,000	$-0-

Michael A. Stivala	80%	$220,000	$-0-

Steven C. Boyd	80%	$216,000	$-0-

Mark Wienberg	80%	$200,000	$-0-

Douglas T. Brinkworth	80%	$196,000	$-0-

For purposes of establishing the cash bonus targets for fiscal 2012, the Committee reviewed and approved our fiscal 2012 budgeted cash bonus plan EBITDA at its November 9, 2011 meeting. The budgeted cash bonus plan EBITDA is developed annually using a bottom-up process factoring in reasonable growth targets from the prior year’s performance, while at the same time attempting to reach a balance between a target that is reasonably achievable, yet not assured. As described above, executive officers now have the opportunity to earn between 60% and 120% of their target cash bonuses. Over the past three years, our actual cash bonus plan EBITDA was such that each of our executive officers earned 0%, 60% and 100% of their respective target cash bonus for fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

The bonuses earned under the annual cash bonus plan for fiscal 2011 and 2010 by each of our named executive officers are reported in the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below.

The named executive officers’ target cash bonus percentages for fiscal 2013 are the same as those for fiscal 2012. Actual payments for fiscal 2013 under the annual cash bonus plan will depend upon the percentage of the budgeted cash bonus plan EBITDA for fiscal 2013 that is eventually achieved. The budgeted cash bonus plan EBITDA for fiscal 2013 was established using the same bottom-up process described above, which is designed to reach a good balance between a target that is reasonably achievable, yet not assured. Although the target cash bonus percentages for fiscal 2013 remain the same as those for 2012, the target cash bonuses for fiscal 2013 have changed in tandem with the fiscal 2013 changes to our named executive officers’ base salaries as follows:

Name	2013 Target Cash Bonus as a % of Base Salary	2013 Target Cash Bonus
Michael J. Dunn, Jr.	100%	$495,000

Michael A. Stivala	80%	$240,000

Steven C. Boyd	80%	$232,000

Mark Wienberg	80%	$224,000

Douglas T. Brinkworth	80%	$216,000

Long-Term Incentive Plan

2003 and 2013 Long-Term Incentive Plans (which we collectively refer to as the “LTIP”)

At the beginning of fiscal 2003, we adopted the 2003 Long-Term Incentive Plan, a phantom unit plan, as a principal component of our executive compensation program. While the annual cash bonus plan is a pay-for-performance plan that focuses on our short-term financial goals, the LTIP is designed to motivate our executive officers to focus on long-term financial goals. Awards under the LTIP measure the market performance of our Common Units on the basis of total return to our Unitholders, which we refer to as “TRU,” during a three-year measurement period commencing on the first day of the fiscal year in which an unvested award was granted and compares our TRU to the TRU of each of the other members of a predetermined peer group, consisting solely of other master limited partnerships, approved by the Committee. The predetermined peer group may vary from year-to-year, but for the current outstanding awards is identical to the prior two years and includes AmeriGas Partners, L.P., Ferrellgas Partners, L.P. and Energy Transfer Partners, L.P. (the other propane master limited partnerships). Unvested awards are granted at the beginning of each fiscal year as a Committee-approved percentage of each executive officer’s salary. Cash payouts, if any, are earned and paid at the end of the three-year measurement period. At its meeting on November 9, 2011, the Committee adopted the 2013 Long-Term Incentive Plan as a replacement for the 2003 Long-Term Incentive Plan, which expired on September 30, 2012. The 2013 Long-Term Incentive Plan became effective on October 1, 2012, and its provisions are essentially identical to the provisions of the 2003 Long-Term Incentive Plan.

The LTIP is designed to:

•	Align a portion of our executive officers’ compensation opportunities with the long-term goals of our Unitholders;

•	Provide long-term compensation opportunities consistent with market practice;

•	Reward long-term value creation; and

•	Provide a retention incentive for our executive officers and other key employees.

At the beginning of the three-year measurement period, each executive officer’s unvested award of phantom units is calculated by dividing a predetermined percentage (i.e., 52%), which was established by the Committee upon adoption of the LTIP, of the executive officer’s target cash bonus by the average of the closing prices of our Common Units for the twenty days preceding the beginning of the fiscal year. At the end of the three-year measurement period, depending on the quartile ranking within which our TRU falls relative to the other members of the peer group, our executive officers, as well as the other participants, all of whom are key employees, will receive a cash payout equal to:

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

The three-year measurement period of the fiscal 2010 award ended simultaneously with the conclusion of fiscal 2012. The TRU for the fiscal 2010 award fell within the lowest quartile; therefore, the participants, including our named executive officers, did not earn cash payouts relative to this award.

The following is a summary of the quantities of phantom units that signify the unvested awards granted to our named executive officers during fiscal 2012 and fiscal 2011 that will be used to calculate cash payments at the end of each award’s respective three-year measurement period (i.e., at the end of fiscal 2014 for the fiscal 2012 award and at the end of fiscal 2013 for the fiscal 2011 award):

	Fiscal 2012 Award	Fiscal 2011 Award
Michael J. Dunn, Jr.	5,258	4,787
Michael A. Stivala	2,435	2,217
Steven C. Boyd	2,391	2,177
Mark Wienberg	2,214	2,016
Douglas T. Brinkworth	2,169	1,975

The members of the peer groups selected by the Committee for the fiscal 2012, fiscal 2011 and fiscal 2010 awards consist entirely of publicly-traded partnerships. The Committee decided upon these peer groups because all publicly-traded partnerships have similar tax attributes and can, as a result, distribute more cash than similarly-sized corporations generating similar revenues. When the Committee makes a decision to replace members of the LTIP peer group, it considers, among other factors, relative size of the company, cash distributions and price trends.

The following tables list, in alphabetical order, the names and ticker symbols of the peer group used to measure our performance during three-year measurement periods for the fiscal 2012, fiscal 2011 and fiscal 2010 awards under the LTIP:

Fiscal 2012, 2011 and 2010 LTIP Award Peer Group
Peer Group Member Name	Ticker Symbol
AmeriGas Partners, L.P.	APU
Copano Energy, LLC	CPNO
Dorchester Minerals, L.P.	DMLP
Enbridge Energy Partners, L.P.	EEP
Energy Transfer Partners, L.P.	ETP
Ferrellgas Partners, L.P.	FGP
Global Partners, L.P.	GLP
Inergy, L.P.	NRGY
MarkWest Energy Partners, L.P.	MWE
Plains All American Pipeline, L.P.	PAA
Sunoco Logistics Partners, L.P.	SXL

A retirement-eligible participant’s outstanding awards will vest as of the retirement-eligible date, but will remain subject to the same three-year measurement period for purposes of determining the eventual cash payout, if any, at the conclusion of the measurement period.

The grant date values based on the probable outcomes of the awards under the LTIP granted during fiscal 2012, fiscal 2011 and fiscal 2010 are reported in the column titled “Unit Awards” in the Summary Compensation Table below.

At its meeting on November 13, 2012, the Committee approved the grant of unvested awards under the LTIP for the fiscal 2013 award cycle which began at the beginning of fiscal 2013 and will conclude at the end of fiscal 2015. Additionally, at this meeting, the Committee approved modifications to the peer group in response to significant changes in the capital structure of several members of the previous peer group, including that of Suburban as a result of the Inergy Propane Acquisition. In choosing this new peer group, the Committee particularly considered the market capitalization and relative similarities in capital structure between the peer group members and Suburban. The following is a summary of the quantities of phantom units that signify the unvested awards granted to our named executive officers under the LTIP during fiscal 2013. These quantities will be used to calculate cash payments at the end of this award’s three-year measurement period (i.e., at the end of fiscal 2015).

Fiscal 2013 Award
Michael J. Dunn, Jr.	6,559
Michael A. Stivala	3,180
Steven C. Boyd	3,074
Mark Wienberg	2,968
Douglas T. Brinkworth	2,862

The peer group selected by the Committee to measure our performance during this award’s three-year measurement period is as follows:

Fiscal 2013 LTIP Award Peer Group
Peer Group Member Name	Ticker Symbol
Atlas Pipeline Partners, L.P.	APL
AmeriGas Partners, L.P.	APU
BreitBurn Energy Partners, L.P.	BBEP
Copano Energy, L.L.C.	CPNO
Enbridge Energy Partners, L.P.	EEP
Ferrellgas Partners, L.P.	FGP
Genesis Energy, L.P.	GEL
Global Partners L.P.	GLP
Inergy Midstream, L.P.	NRGM
MarkWest Energy Partners, L.P.	MWE
TC Pipelines, L.P.	TCP

Restricted Unit Plan

2000 and 2009 Restricted Unit Plans (which we collectively refer to as the “RUP”)

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

At our July 22, 2009 Tri-Annual Meeting, our Unitholders approved our adoption of the 2009 Restricted Unit Plan effective August 1, 2009. Upon adoption, this plan authorized the issuance of 1,200,000 Common Units to our executive officers, managers and other employees and to the members of our Board of Supervisors. The provisions of both restricted unit plans are substantially identical. At the conclusion of fiscal 2012, there remained 870,198 restricted units available under the RUP for future awards.

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

The RUP contains a retirement provision that provides for the vesting (six months and one day after the retirement date of qualifying participants) of unvested awards held by a retiring participant who meet all three of the following conditions on his or her retirement date:

•	The unvested award has been held by the grantee for at least six months;

•	The grantee is age 55 or older; and

•	The grantee has worked for us or one of our predecessors for at least 10 years.

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

During fiscal 2012, the Committee determined grants of RUP awards to the named executive officers would further align the interests of management with the interests of our Unitholders and approved the following grants to the named executive officers:

Grant Name	Date	Quantity
Michael J. Dunn, Jr.	December 1, 2011	8,000
Michael A. Stivala	December 1, 2011	6,378
Steven C. Boyd	December 1, 2011	6,378
Mark Wienberg	December 1, 2011	6,378
Douglas T. Brinkworth	December 1, 2011	6,378

In determining the fiscal 2012 awards for Mr. Dunn, Mr. Stivala, Mr. Boyd, Mr. Wienberg and Mr. Brinkworth, the Committee relied upon information provided by the Mercer database to conclude that these awards were necessary to remediate shortfalls perceived by the Committee in the cash compensation opportunities of these named executive officers, as well as in recognition of their individual achievements.

The aggregate grant date fair values of RUP awards made during fiscal 2012, fiscal 2011 and fiscal 2010, computed in accordance with accounting principles generally accepted in the United States of America are reported in the column titled “Unit Awards” in the Summary Compensation Table below.

At its meeting on November 13, 2012, the Committee adopted a general policy with respect to the effective grant date of subsequent awards of restricted units under the RUP which states that:

Unless the Committee expressly determines otherwise for a particular award at the time of its approval of such award, the effective date of grant of all awards of restricted units under the RUP shall be the later of (i) November 15th of the calendar year in which the Committee approves an award, or (ii) the date on which the Committee approves the award. If, at the discretion of the Committee, an award is expressed as a dollar amount, then such award shall be converted into the number of restricted units, as of the effective date of grant, by dividing the dollar amount of the award by the average of the closing prices on the New York Stock Exchange of one Common Unit of the Partnership for the 20 trading days immediately prior to that effective date of grant.

For fiscal 2013, at its meeting on November 13, 2012, the Committee granted the following RUP awards to our named executive officers.

Grant Name	Date	Quantity
Michael A. Stivala	November 15, 2012	8,432
Steven C. Boyd	November 15, 2012	8,432
Mark Wienberg	November 15, 2012	8,432
Douglas T. Brinkworth	November 15, 2012	8,432

No award was granted to our Chief Executive Officer at this meeting as a result of the level of remaining unvested RUP awards that were granted in connection with the execution of the letter agreement with Mr. Dunn. See section entitled “Letter Agreement of Mr. Dunn” below. Also at its meeting on November 13, 2012, the Committee amended the RUP, applicable to all then outstanding unvested awards and all future awards, to provide for the vesting of all unvested RUP awards, held by a participant on the date of his or her death, on the six month anniversary of the date of death.

Equity Holding Policy

Effective April 22, 2010, the Committee adopted an Equity Holding Policy which establishes guidelines for the level of Partnership equity holdings that members of the Board and our executive officers are expected to maintain. The Equity Holding Policy can be accessed through a link on Suburban’s website at www.suburbanpropane.com under the “Investors” tab.

Suburban’s equity holding requirements are as follows:

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

As of the January 2, 2012 measurement date, all of our executive officers, including our named executive officers, were in compliance with Suburban’s Equity Holding Policy.

Incentive Compensation Recoupment Policy

Upon recommendation by the Committee, the Board of Supervisors has adopted an Incentive Compensation Recoupment Policy which permits the Committee to seek the reimbursement from certain executives of Suburban and the Operating Partnership of incentive compensation (i.e., payments/awards pursuant to the annual cash bonus plan, the LTIP and RUP) paid to those executives in connection with any fiscal year for which there is a significant restatement of the published financial statements of Suburban triggered by a material accounting error, which results in less favorable results than those originally reported by Suburban. Such reimbursement can be sought from executives even if they had no responsibility for the restatement. In addition to the foregoing, if the Committee determines that any fraud or intentional misconduct by an executive was a contributing factor to Suburban having to make a significant restatement, then the Committee is authorized to take appropriate action against such executive, including disciplinary action, up to, and including, termination, and requiring reimbursement of all, or any part, of the compensation paid to that executive in excess of that executive’s base salary, including cancellation of any unvested restricted units. The Incentive Compensation Recoupment Policy is available on our website at www.suburbanpropane.com under the “Investors” tab.

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

Each of our named executive officers, with the exception of Mr. Stivala and Mr. Wienberg, participates in the plan. The changes in the actuarial value relative to each named executive officer’s participation in the plan during fiscal 2012, fiscal 2011 and fiscal 2010 are reported in the column titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table below.

Deferred Compensation

All employees, including the named executive officers, who satisfy certain service requirements, are entitled to participate in our IRC Section 401(k) Plan, which we refer to as the “401(k) Plan,” in which participants may defer a portion of their eligible cash compensation up to the limits established by law. We offer the 401(k) Plan to attract and retain talented employees by providing them with a tax-advantaged opportunity to save for retirement.

For fiscal 2012, all of our named executive officers participated in the 401(k) Plan. The benefits provided to our named executive officers under the 401(k) Plan are provided on the same basis as to our other exempt employees. Amounts deferred by our named executive officers under the 401(k) Plan during fiscal 2012, fiscal 2011 and fiscal 2010 are included in the column titled “Salary” in the Summary Compensation Table below.

In order to be competitive with other employers, if certain performance criteria are met, we will match our employee-participants’ contributions up to the lesser of 6% of their base salary or $250,000, at a rate determined based on a performance-based scale. The following chart shows the performance target criteria that must be met for each level of matching contribution:

If We Meet This Percentage of Budgeted EBITDA(1)…	The Participating Employee Will Receive this Matching Contribution for the Year…
115% or higher	100%
100% to 114%	50%
90% to 99%	25%
Less than 90%	0%

(1)	For additional information regarding the non-GAAP term “Budgeted EBITDA,” refer to the explanation provided under the subheading “Annual Cash Bonus Plan” above.

For fiscal 2012, our budgeted 401(k) Plan EBITDA was $187.0 million. Because our fiscal 2012 results were less than the minimum needed to receive a 401(k) Plan match, we did not earn a match under the provisions of the Plan. However, because this is an element of compensation that has a widespread impact on all of our employees, the Compensation Committee provided a supplemental discretionary matching contribution of 20%. As a result, we provided participants with a match equal to 20% of their calendar year 2012 contributions that did not exceed 6% of their total base pay, up to a maximum annual compensation limit of $250,000. The matching contributions made on behalf of our named executive officers for 2012 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

Supplemental Executive Retirement Plan

In 1998, we adopted a non-qualified, unfunded supplemental retirement plan known as the Suburban Propane Company Supplemental Executive Retirement Plan, which we refer to as the “SERP”. The purpose of the SERP was to provide certain of our executive officers with a level of retirement income from us, without regard to statutory maximums, including the IRC’s limitation for defined benefit plans. In light of the conversion of the Pension Plan to a cash balance formula as described under the subheading “Pension Plan” above, the SERP was amended and restated effective January 1, 1998. The annual retirement benefit under the SERP represents the amount of annual benefits that the participants in the SERP would otherwise be eligible to receive, calculated using the same pay-based credits referenced in the “Pension Plan” section above, applied to the amount of annual compensation that exceeds the IRC’s statutory maximums for defined benefit plans, which was $200,000 in 2002. Effective January 1, 2003, the SERP was discontinued with a frozen benefit determined for the remaining participants.

At the conclusion of fiscal 2010, Mr. Dunn was the only remaining participant in the SERP. Due to the actuarial costs and administrative burdens associated with maintaining this plan for one participant, at its November 9, 2010 meeting, the Committee terminated the SERP and paid Mr. Dunn his accrued benefit of $57,611 on December 1, 2010. Because Mr. Dunn received no above-market interest credits relative to the SERP during fiscal 2010, nothing related to Mr. Dunn’s participation in the SERP is reported in the Summary Compensation Table below.

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

The costs of all such benefits incurred on behalf of our named executive officers in fiscal 2012, fiscal 2011 and fiscal 2010 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

Perquisites

Perquisites represent a minor component of our executive officers’ compensation. Each of the named executive officers is eligible for tax preparation services, a company-provided vehicle, and an annual physical. The following table summarizes both the value and the utilization of these perquisites by the named executive officers in fiscal 2012.

Name	Tax Preparation Services	Employer- Provided Vehicle	Physical
Michael J. Dunn, Jr.	$8,400	$17,047	$-0-
Michael A. Stivala	$-0-	$15,480	$1,500
Steven C. Boyd	$3,150	$7,743	$-0-
Mark Wienberg	$-0-	$11,676	$1,500
Douglas T. Brinkworth	$4,050	$10,677	$-0-

Perquisite-related costs for fiscal 2012, fiscal 2011 and fiscal 2010 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

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

Although it is Suburban’s practice to comply with the statutory and regulatory provisions of IRC Section 409A, on November 2, 2005, the Board of Supervisors approved an amendment to the Suburban Propane, L.P. Severance Protection Plan for Key Employees, which we refer to as the “Severance Plan,” to provide that if any payment under the Severance Plan subjects a participant to the 20% federal excise tax under IRC Section 409A, the payment will be grossed up to permit such participant to retain a net amount on an after-tax basis equal to what he or she would have received had the excise tax not been payable.

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

•

If on or after the last day of fiscal 2012, Mr. Dunn retires or leaves as a result of an agreed-upon succession plan, he will receive the following if he timely provides us with a release of all claims he might have against us at the time of his departure:

•	A payment equal to two years of base salary paid over a two year period.

•	Continuation of medical and dental benefits at no premium cost to him until attainment of age 65 (Mr. Dunn was 63 at the conclusion of fiscal 2012).

•	Transfer of ownership of employer-provided vehicle to Mr. Dunn.

Mr. Dunn has not retired and his employment has not been terminated. We agreed that if there is a termination of Mr. Dunn’s employment in connection with a succession plan, it would be deemed a retirement for the purposes of his benefits under the employee benefit plans in which he participates. Mr. Dunn also agreed to provide us with transition consultation services for a period not to exceed two years following his departure. Mr. Dunn will not be deemed to have retired or terminated his employment if he simply relinquishes the title and responsibilities of President but remains our Chief Executive Officer.

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

Change of Control

Our executive officers and other key employees have built Suburban into the successful enterprise that it is today; therefore, we believe that it is important to protect them in the event of a change of control. Further, it is our belief that the interests of our Unitholders will be best served if the interests of our executive officers are aligned with them, and that providing change of control benefits should eliminate, or at least reduce, the reluctance of our executive officers to pursue potential change of control transactions that may be in the best interests of our Unitholders. Additionally, we believe that the severance benefits provided to our executive officers and to our key employees are consistent with market practice and appropriate because these benefits are an inducement to accepting employment and because the executive officers have agreed to and are subject to non-competition and non-solicitation covenants for a period following termination of employment. Therefore, our executive officers and other key employees are provided with employment protection following a change of control, which we refer to as the “Severance Protection Plan”. During fiscal 2012, our Severance Protection Plan covered all executive officers, including the named executive officers.

The Severance Protection Plan provides for severance payments of either 65 or 78 weeks of base salary and target cash bonuses for such officers and key employees if within one year following a change of control their employment is terminated by us or our successor or they resign for Good Reason (as defined in the Severance Protection Plan). All named executive officers who participate in the Severance Protection Plan are eligible for 78 weeks of base salary and target bonuses. The cash components of any change of control benefits are paid in a lump sum.

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

For purposes of these benefits, a change of control is deemed to occur, in general, if:

•

An acquisition of our Common Units or voting equity interests by any person immediately after which such person beneficially owns more than 30% of the combined voting power of our then outstanding Common Units, unless such acquisition was made by (a) us or our subsidiaries, or any employee benefit plan maintained by us, the Operating Partnership or any of our subsidiaries, or (b) any person in a transaction where (A) the existing holders prior to the transaction own at least 50% of the voting power of the entity surviving the transaction and (B) none of the Unitholders other than Suburban, our subsidiaries, any employee benefit plan maintained by us, the Operating Partnership, or the surviving entity, or the existing beneficial owner of more than 25% of the outstanding Common Units owns more than 25% of the combined voting power of the surviving entity, which transaction we refer to as a “Non-Control Transaction”; or

•

The consummation of (a) a merger, consolidation or reorganization involving Suburban other than a Non-Control Transaction; (b) a complete liquidation or dissolution of Suburban; or (c) the sale or other disposition of 40% or more of the gross fair market value of all the assets of Suburban to any person (other than a transfer to a subsidiary).

For additional information pertaining to severance payable to our named executive officers following a change of control-related termination, see the tables titled “Potential Payments Upon Termination” below.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed with management this Compensation Discussion and Analysis. Based on its review and discussions with management, the Committee recommended to the Board of Supervisors that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for fiscal 2012.

The Compensation Committee:

John Hoyt Stookey, Chairman

Lawrence C. Caldwell

Matthew J. Chanin

John D. Collins

Harold R. Logan, Jr.

Dudley C. Mecum

Jane Swift

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation of each named executive officer during the fiscal years ended September 29, 2012, September 24, 2011, and September 25, 2010:

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Unit Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($) (5)	Total ($)
(a)	(b)	(c )	(d)	(e)	(g)	(h)	(i)	(j)
Michael J. Dunn, Jr. President and Chief Executive Officer	2012	$475,000	—	$521,058	—	$22,308	$49,280	$1,067,646
	2011	$475,000	—	$729,076	$285,000	$3,764	$49,530	$1,542,370
	2010	$475,000	—	$768,484	$475,000	$31,661	$49,330	$1,799,475

Michael A. Stivala Chief Financial Officer	2012	$275,000	—	$328,487	—	—	$36,557	$640,044
	2011	$275,000	—	$357,103	$132,000	—	$35,010	$799,113
	2010	$275,000	—	$320,699	$206,250	—	$37,569	$839,518

Steven C. Boyd Vice President of Field Operations	2012	$270,000	—	$326,310	—	$41,823	$32,763	$670,896
	2011	$270,000	—	$354,615	$129,600	$15,257	$37,095	$806,567
	2010	$270,000	—	$317,799	$202,500	$21,101	$34,762	$846,162

Mark Wienberg Vice President of Operational Support and Analysis	2012	$250,000	—	$317,553	—	—	$32,854	$600,407
	2011	$250,000	—	$344,653	$120,000	—	$33,725	$748,378
	2010	$250,000	—	$273,398	$175,000	—	$35,755	$734,153

Douglas T. Brinkworth Vice President of Product Supply	2012	$245,000	—	$315,326	—	$24,327	$35,786	$620,439
	2011	$245,000	—	$342,155	$117,600	$10,245	$39,156	$754,156
	2010	$245,000	—	$303,237	$183,750	$12,959	$41,767	$786,713

(1)	Includes amounts deferred by named executive officers as contributions to the 401(k) Plan.

For more information on the relationship between salaries and other cash compensation (i.e., annual cash bonuses and Long-Term Incentive Plan awards), refer to the subheading titled “Allocation Among Components” in the “Compensation Discussion and Analysis” above.

(2)	The amounts reported in this column represent the aggregate grant date fair value of RUP awards made during fiscal years 2012, 2011 and 2010, as well as the value at the grant date of awards made in fiscal years 2012, 2011, and 2010 under the LTIP, based on the probable outcome with respect to satisfaction of the performance conditions. The specific details regarding these plans are provided in the preceding “Compensation Discussion and Analysis” under the subheadings “Restricted Unit Plan” and “Long-Term Incentive Plan.” The breakdown for each plan with respect to each named executive officer is as follows:

Plan Name	Mr. Dunn	Mr. Stivala	Mr. Boyd	Mr. Wienberg	Mr. Brinkworth
2012
RUP	$260,900	$208,007	$208,007	$208,007	$208,007
LTIP	260,158	120,480	118,303	109,546	107,319
Total	$521,058	$328,487	$326,310	$317,553	$315,326

2011
RUP	$433,249	$220,090	$220,090	$220,090	$220,090
LTIP	295,827	137,013	134,525	124,563	122,065
Total	$729,076	$357,103	$354,615	$344,653	$342,155

2010
RUP	$399,438	$160,456	$160,456	$160,456	$160,456
LTIP	369,046	160,243	157,343	112,942	142,781
Total	$768,484	$320,699	$317,799	$273,398	$303,237

(3)	The amounts reported in this column represent each named executive officer's annual cash bonus earned in accordance with the performance measures discussed under the subheading “Annual Cash Bonus Plan” in the “Compensation Discussion and Analysis.”

(4)	The amounts reported in this column represent each named executive officer’s Cash Balance Plan earnings and for Mr. Dunn, includes SERP earnings for fiscal 2010. The SERP was discontinued and the balance paid during fiscal 2011; therefore, there are no fiscal 2012 or fiscal 2011 SERP earnings reported in the table. Neither Mr. Stivala nor Mr. Wienberg participates in the Cash Balance Plan.

(5)	The amounts reported in this column consist of the following:

2012
Type of Compensation	Mr. Dunn	Mr. Stivala	Mr. Boyd	Mr. Wienberg	Mr. Brinkworth
401(k) Match	$3,000	$3,000	$3,000	$3,000	$2,940
Value of Annual Physical Examination	N/A	1,500	N/A	1,500	N/A
Value of Partnership Provided Vehicle	17,047	15,480	7,743	11,676	10,677
Tax Preparation Services	8,400	N/A	3,150	N/A	4,050
Cash Balance Plan Administrative Fees	1,500	N/A	1,500	N/A	1,500
Insurance Premiums	19,333	16,577	17,370	16,678	16,619
Totals	$49,280	$36,557	$32,763	$32,854	$35,786

2011
Type of Compensation	Mr. Dunn	Mr. Stivala	Mr. Boyd	Mr. Wienberg	Mr. Brinkworth
401(k) Match	$3,675	$3,675	$3,675	$3,675	$3,675
Value of Annual Physical Examination	1,300	N/A	N/A	1,300	1,300
Value of Partnership Provided Vehicle	16,302	14,698	7,221	11,970	10,851
Tax Preparation Services	7,700	N/A	7,200	N/A	5,100
Cash Balance Plan Administrative Fees	1,500	N/A	1,500	N/A	1,500
Insurance Premiums	19,053	16,637	17,499	16,780	16,730
Totals	$49,530	$35,010	$37,095	$33,725	$39,156

2010
Type of Compensation	Mr. Dunn	Mr. Stivala	Mr. Boyd	Mr. Wienberg	Mr. Brinkworth
401(k) Match	$7,350	$7,350	$7,350	$7,350	$7,350
Value of Annual Physical Examination	1,300	1,300	N/A	1,300	1,300
Value of Partnership Provided Vehicle	13,868	12,903	6,251	10,993	11,966
Tax Preparation Services	6,500	N/A	3,600	N/A	3,600
Cash Balance Plan Administrative Fees	1,500	N/A	1,500	N/A	1,500
Insurance Premiums	18,812	16,016	16,061	16,112	16,051
Totals	$49,330	$37,569	$34,762	$35,755	$41,767

Note:	Column (f) was omitted from the Summary Compensation Table because Suburban does not grant options to its employees.

Grants of Plan Based Awards Table for Fiscal 2012

The following table sets forth certain information concerning grants of awards made to each named executive officer during the fiscal year ended September 29, 2012:

					Estimated Future Payments Under Non-Equity Incentive Plan Awards		Estimated Future Payments Under Equity Incentive Plan Awards
Name	Plan Name	Grant Date	Approval Date	Phantom Units Underlying Equity Incentive Plan Awards (LTIP) (4)	Target ($)	Maximum ($)	Target ($)	Maximum ($)	All Other stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($) (5)
(a)		(b)			(d)	(e)	(g)	(h)	(i)	(l)
Michael J. Dunn, Jr.	RUP (1)	1 Dec 11	9 Nov 11						8,000	$260,900
	Bonus (2)	25 Sep 11			$475,000	$570,000
	LTIP (3)	25 Sep 11		5,258			$260,158	$325,222

Michael A. Stivala	RUP (1)	1 Dec 11	9 Nov 11						6,378	$208,007
	Bonus (2)	25 Sep 11			$220,000	$264,000
	LTIP (3)	25 Sep 11		2,435			$120,480	$150,612

Steven C. Boyd	RUP (1)	1 Dec 11	9 Nov 11						6,378	$208,007
	Bonus (2)	25 Sep 11			$216,000	$259,200
	LTIP (3)	25 Sep 11		2,391			$118,303	$147,891

Mark Wienberg	RUP (1)	1 Dec 11	9 Nov 11						6,378	$208,007
	Bonus (2)	25 Sep 11			$200,000	$240,000
	LTIP (3)	25 Sep 11		2,214			$109,546	$136,956

Douglas T.	RUP (1)	1 Dec 11	9 Nov 11						6,378	$208,007
Brinkworth	Bonus (2)	25 Sep 11			$196,000	$235,200
	LTIP (3)	25 Sep 11		2,169			$107,319	$134,136

(1)	The quantities reported on these lines represent awards granted under Suburban’s Restricted Unit Plans. Generally, RUP awards vest as follows: 25% of the award on the third anniversary of the grant date; 25% of the award on the fourth anniversary of the grant date; and 50% of the award on the fifth anniversary of the grant date, subject in each case to continued service through each such date. If a recipient has held an unvested award for at least six months; is 55 years or older; and has worked for Suburban for at least ten years, an award held by such participant will vest six months following such participant’s retirement if the participant retires prior to the conclusion of the normal vesting schedule, unless the Committee exercises its authority to alter the applicability of the plan’s retirement provisions in regard to a particular award. On September 24, 2011, Mr. Dunn was the only named executive officer who held RUP awards and, at the same time, satisfied all three retirement eligibility criteria. A discussion of the general terms of the RUP, and the facts and circumstances considered by the Committee in authorizing the fiscal 2012 awards to the named executive officers, is included in the “Compensation Discussion and Analysis” under the subheading “Restricted Unit Plan.”

(2)	Amounts reported on these lines are the targeted and maximum annual cash bonus compensation potential for each named executive officer under the annual cash bonus plan as described in the “Compensation Discussion and Analysis” under the subheading “Annual Cash Bonus Plan.” Actual amounts earned by the named executive officers for fiscal 2012 were equal to 0% of the “Target” amounts reported on this line. Column (c) (“Threshold $”) was omitted because the annual cash bonus plan does not provide for a minimum cash payment. Because these plan awards were granted to, and 0% of the “Target” awards were earned by, our named executive officers during fiscal 2012, 0% of the “Target” amounts reported under column (d) have been reported in the Summary Compensation Table above.

(3)	The LTIP is a phantom unit plan. Payments, if earned, are based on a combination of (1) the fair market value of our Common Units at the end of a three-year measurement period, which, for purposes of the plan, is the average of the closing prices for the twenty business days preceding the conclusion of the three-year measurement period, and (2) cash equal to the distributions that would have inured to the same quantity of outstanding Common Units during the same three-year measurement period. The fiscal 2012 award “Target” and “Maximum” amounts are estimates based upon (1) the fair market value (the average of the closing prices of our Common Units for the twenty business days preceding September 29, 2012) of our Common Units at the end of fiscal 2012, and (2) the estimated distributions over the course of the award’s three-year measurement period. Column (f) (“Threshold”) was omitted because the LTIP does not provide for a minimum cash payment. The “Target” amount represents a hypothetical payment at 100% of target and the “Maximum” amount represents a hypothetical payment at 125% of target. Detailed descriptions of the plan and the calculation of awards are included in the “Compensation Discussion and Analysis” under the subheading “Long-Term Incentive Plan.”

(4)	This column is frequently used when non-equity incentive plan awards are denominated in units; however, in this case, the numbers reported represent the phantom units each named executive officer was awarded under the LTIP during fiscal 2012.

(5)	The dollar amounts reported in this column represent the aggregate fair value of the RUP awards on the grant date, net of estimated future distributions during the vesting period. The fair value shown may not be indicative of the value realized in the future upon vesting due to the variability in the trading price of our Common Units.

Note:	Columns (j) and (k) were omitted from the Grants of Plan Based Awards Table because Suburban does not award options to its employees.

Outstanding Equity Awards at Fiscal Year End 2012 Table

The following table sets forth certain information concerning outstanding equity awards under our Restricted Unit Plan and phantom equity awards under our LTIP for each named executive officer as of September 29, 2012:

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#) (6)	Market Value of Shares or Units of Stock That Have Not Vested ($) (7)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (8)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (9)
(a)	(g)	(h)	(i)	(j)
Michael J. Dunn, Jr. (1)	22,765	$935,300	10,045	$496,985
Michael A. Stivala (2)	21,670	$890,312	4,652	$230,162
Steven C. Boyd (3)	20,552	$844,379	4,568	$226,005
Mark Wienberg (4)	19,330	$794,173	4,230	$209,284
Douglas T. Brinkworth (5)	21,034	$864,182	4,144	$205,028

(1)	Mr. Dunn’s RUP awards will vest as follows:

Vesting Date	Dec 3, 2012	Dec 1, 2014	Dec 1, 2015	Dec 1, 2016
Quantity of Units	14,765	2,000	2,000	4,000

(2)	Mr. Stivala’s RUP awards will vest as follows:

Vesting Date	Dec 1, 2012	Dec 3, 2012	Dec 1, 2013	Dec 1, 2014	Dec 1, 2015	Dec 1, 2016
Quantity of Units	2,482	1,136	5,044	5,507	4,313	3,188

(3)	Mr. Boyd’s RUP awards will vest as follows:

Vesting Date	Dec 1, 2012	Dec 3, 2012	Dec 1, 2013	Dec 1, 2014	Dec 1, 2015	Dec 1, 2016
Quantity of Units	1,920	1,704	3,920	5,507	4,313	3,188

(4)	Mr. Wienberg’s RUP awards will vest as follows:

Vesting Date	Dec 1, 2012	Dec 1, 2013	Dec 1, 2014	Dec 1, 2015	Dec 1, 2016
Quantity of Units	2,080	4,292	5,557	4,213	3,188

(5)	Mr. Brinkworth’s RUP awards will vest as follows:

Vesting Date	Dec 1, 2012	Dec 3, 2012	Dec 1, 2013	Dec 1, 2014	Dec 1, 2015	Dec 1, 2016
Quantity of Units	2,080	1,704	4,242	5,507	4,313	3,188

(6)	The figures reported in this column represent the total quantity of each of our named executive officer’s unvested RUP awards.

(7)	The figures reported in this column represent the figures reported in column (g) multiplied by the average of the highest and the lowest trading prices of our Common Units on September 28, 2012, the last trading day of fiscal 2012.

(8)	The amounts reported in this column represent the quantities of phantom units that underlie the outstanding and unvested fiscal 2012 and fiscal 2011 awards under the LTIP. Payments, if earned, will be made to participants at the end of a three-year measurement period and will be based upon our total return to Common Unitholders in comparison to the total return provided by a predetermined peer group of eleven other companies, all of which are publicly-traded partnerships, to their unitholders. For more information on the LTIP, refer to the subheading “Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.”

(9)	The amounts reported in this column represent the estimated future target payouts of the fiscal 2012 and fiscal 2011 awards granted under the LTIP. These amounts were computed by multiplying the quantities of the unvested phantom units in column (i) by the average of the closing prices of our Common Units for the twenty business days preceding September 29, 2012 (in accordance with the plan’s valuation methodology), and by adding to the product of that calculation the product of each year’s underlying phantom units times the sum of the distributions that are estimated to inure to an outstanding Common Unit during each award’s three-year measurement period. Due to the variability in the trading prices of our Common Units, as well as our performance relative to the peer group, actual payments, if any, at the end of the three-year measurement period may differ. The following chart provides a breakdown of each year’s awards:

	Mr. Dunn	Mr. Stivala	Mr. Boyd	Mr. Wienberg	Mr. Brinkworth
Fiscal 2012 Phantom Units	5,258	2,435	2,391	2,214	2,169
Value of Fiscal 2012 Phantom Units	$206,337	$95,555	$93,829	$86,883	$85,117
Estimated Distributions over Measurement Period	$53,821	$24,925	$24,474	$22,663	$22,202

Fiscal 2011 Phantom Units	4,787	2,217	2,177	2,016	1,975
Value of Fiscal 2011 Phantom Units	$187,842	$86,995	$85,425	$79,108	$77,499
Estimated Distributions over Measurement Period	$48,985	$22,687	$22,277	$20,630	$20,210

Note:	Columns (b), (c), (d), (e) and (f), all of which are for the reporting of option-related compensation, have been omitted from the Outstanding Equity Awards At Fiscal Year End Table because we do not grant options to our employees.

Equity Vested Table for Fiscal 2012

Awards under the Restricted Unit Plans are settled in Common Units upon vesting. Awards under the LTIP, a phantom-equity plan, are settled in cash. The following two tables set forth certain information concerning the vesting of awards under our Restricted Unit Plan and the vesting of the fiscal 2010 award under our LTIP for each named executive officer during the fiscal year ended September 29, 2012:

Restricted Unit Plans	Unit Awards
Name	Number of Common Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Michael J. Dunn, Jr.	27,792	$1,185,806
Michael A. Stivala	4,521	$203,435
Steven C. Boyd	4,243	$190,358
Mark Wienberg	3,551	$157,806
Douglas T. Brinkworth	2,748	$113,800

(1)	The value realized is equal to the average of the high and low trading prices of our Common Units on the vesting date, multiplied by the number of units that vested.

Long-Term Incentive Plan – Fiscal 2010 (2) Award	Cash Awards
Name	Number of Phantom Units Acquired on Vesting (#) (3)	Value Realized on Vesting ($) (4)
Michael J. Dunn, Jr.	5,981	$0
Michael A. Stivala	2,597	$0
Steven C. Boyd	2,550	$0
Mark Wienberg	2,203	$0
Douglas T. Brinkworth	2,314	$0

(2)	The fiscal 2010 award’s three-year measurement period concluded on September 29, 2012.

(3)	In accordance with the formula described in the “Compensation Discussion and Analysis” under the subheading “Long-Term Incentive Plan,” these quantities were calculated at the beginning of the three-year measurement period and were, therefore, based upon each individual’s salary and target cash bonus at that time.

(4)	The value (i.e., cash payment) realized was calculated in accordance with the terms and conditions of the LTIP. For more information, refer to the subheading “Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.”

Pension Benefits Table for Fiscal 2012

The following table sets forth certain information concerning each plan that provides for payments or other benefits at, following, or in connection with retirement for each named executive officer as of the end of the fiscal year ended September 29, 2012:

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Michael J. Dunn, Jr.	Cash Balance Plan (1)	6	$272,430	$—
	LTIP (3)	N/A	$496,985	$—
	RUP (4)	N/A	$935,300	$—

Michael A. Stivala (2)	N/A	N/A	$—	$—

Steven C. Boyd	Cash Balance Plan (1)	15	$198,503	$—

Mark Wienberg (2)	N/A	N/A	$—	$—

Douglas T. Brinkworth	Cash Balance Plan (1)	6	$123,247	$—

(1)	For more information on the Cash Balance Plan, refer to the subheading “Pension Plan” in the “Compensation Discussion and Analysis.”

(2)	Because Mr. Stivala and Mr. Wienberg commenced employment with Suburban after January 1, 2000, the date on which the Cash Balance Plan was closed to new participants, they do not participate in the Cash Balance Plan.

(3)	Currently, Mr. Dunn is the only named executive officer who meets the retirement criteria of the LTIP. For such participants, upon retirement, outstanding but unvested awards under the LTIP become fully vested. However, payouts on those awards are deferred until the conclusion of each outstanding award’s three-year measurement period, based on the outcome of the TRU relative to the peer group. The number reported on this line represents a projected payout of Mr. Dunn’s outstanding fiscal 2012 and fiscal 2011 awards under the LTIP. Because the ultimate payout, if any, is predicated on the trading prices of Suburban’s Common Units at the end of the three-year measurement period, as well as where within the peer group our TRU falls, the value reported may not be indicative of the value realized in the future upon vesting due to the variability in the trading price of our Common Units.

(4)	Currently, Mr. Dunn is the only named executive officer who meets the retirement criteria of the RUP. For more information on this and the retirement provisions, refer to the subheading “Restricted Unit Plans” in the “Compensation Discussion and Analysis.” For participants who meet the retirement criteria, upon retirement, outstanding RUP awards vest six months and one day after retirement.

Potential Payments Upon Termination

The following table sets forth certain information containing potential payments to the named executive officers in accordance with the provisions of Mr. Dunn’s letter agreement, the Severance Protection Plan, the RUP and the LTIP for the circumstances listed in the table assuming a September 29, 2012 termination date. For more information on Mr. Dunn’s letter agreement, refer to the subheading “Letter Agreement of Mt. Dun” in the “Compensation Discussion and Analysis.”

Executive Payments and Benefits Upon Termination	Death	Disability	Involuntary Termination Without Cause by Suburban or by the Executive for Good Reason without a Change of Control Event	Involuntary Termination Without Cause by Suburban or by the Executive for Good Reason with a Change of Control Event
Michael J. Dunn, Jr.
Cash Compensation (1) (2) (3) (4)	$-0-	$950,000	$950,000	$1,425,000
Accelerated Vesting of Fiscal 2012 and 2011 LTIP Awards (5)	N/A	N/A	N/A	621,268
Accelerated Vesting of Outstanding RUP Awards (6)	N/A	935,300	935,300	935,300
Medical Benefits (3)	N/A	28,100	28,100	N/A
Total	$-0-	$1,913,400	$1,913,400	$2,981,568

Michael A. Stivala
Cash Compensation (1) (2) (3) (4)	$-0-	$-0-	$275,000	$742,500
Accelerated Vesting of Fiscal 2012 and 2011 LTIP Awards (5)	N/A	N/A	N/A	287,702
Accelerated Vesting of Outstanding RUP Awards (6)	N/A	628,272	N/A	890,312
Medical Benefits (3)	N/A	N/A	13,221	N/A
Total	$-0-	$628,272	$288,221	$1,920,514

Steven C. Boyd
Cash Compensation (1) (2) (3) (4)	$-0-	$-0-	$270,000	$729,000
Accelerated Vesting of Fiscal 2012 and 2011 LTIP Awards (5)	N/A	N/A	N/A	282,507
Accelerated Vesting of Outstanding RUP Awards (6)	N/A	582,339	N/A	844,379
Medical Benefits (3)	N/A	N/A	13,677	N/A
Total	$-0-	$582,339	$283,677	$1,855,886

Mark Wienberg
Cash Compensation (1) (2) (3) (4)	$-0-	$-0-	$250,000	$675,000
Accelerated Vesting of Fiscal 2012 and 2011 LTIP Awards (5)	N/A	N/A	N/A	261,628
Accelerated Vesting of Outstanding RUP Awards (6)	N/A	532,133	N/A	794,173
Medical Benefits (3)	N/A	N/A	13,221	N/A
Total	$-0-	$532,133	$263,221	$1,730,801

Douglas T. Brinkworth
Cash Compensation (1) (2) (3) (4)	$-0-	$-0-	$245,000	$661,500
Accelerated Vesting of Fiscal 2012 and 2011 LTIP Awards (5)	N/A	N/A	N/A	256,285
Accelerated Vesting of Outstanding RUP Awards (6)	N/A	602,142	N/A	864,182
Medical Benefits (3)	N/A	N/A	13,221	N/A
Total	$-0-	$602,142	$258,221	$1,781,967

(1)	In the event of death, the named executive officer’s estate is entitled to a payment equal to the decedent’s earned but unpaid salary and pro-rata cash bonus.

(2)	In the event of disability, the named executive officer is entitled to a payment equal to his earned but unpaid salary and pro-rata cash bonus. Because the terms of our letter agreement with Mr. Dunn became effective on September 29, 2012, for purposes of this table it has been assumed that if Mr. Dunn became disabled on September 29, 2012, the provisions of our letter agreement would govern. For more information on Mr. Dunn’s letter agreement, refer to the subheading “Letter Agreement of Mr. Dunn” in the “Compensation Discussion and Analysis.”

(3)	Any severance benefits, unrelated to a change of control event, payable to these officers would be determined by the Committee on a case-by-case basis in accordance with prior treatment of other similarly situated executives and may, as a result, differ from this hypothetical presentation. For purposes of this table, we have assumed that each of these named executive officers would, upon termination of employment without cause or for resignation for good reason, receive accrued salary and benefits through the date of termination plus one times annual salary and continued participation, at active employee rates, in Suburban’s health insurance plans for one year. The terms of our letter agreement with Mr. Dunn became effective on September 29, 2012; therefore, Mr. Dunn’s severance benefits for a termination of employment without cause or resignation for good reason have been calculated in accordance with this agreement. For more information on Mr. Dunn’s letter agreement, refer to the subheading “Letter Agreement of Mr. Dunn” in the “Compensation Discussion and Analysis.”

(4)	In the event of a change of control followed by a termination without cause or by a resignation with good reason, each of the named executive officers will receive 78 weeks of base pay plus a sum equal to their annual target cash bonus divided by 52 and multiplied by 78 in accordance with the terms of the Severance Protection Plan. For more information on the Severance Protection Plan, refer to the subheading “Change of Control” in the “Compensation Discussion and Analysis.”

(5)	In the event of a change of control, all awards under the LTIP will vest immediately regardless of whether termination immediately follows. If a change of control event occurs, the calculation of the payment of awards under the LTIP will be made as if our total return to Common Unitholders was higher than that provided by any of the other members of the peer group to their unitholders. For more information, refer to the subheading “Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.”

In the event of death, the inability to continue employment due to permanent disability, or a termination without cause or a good reason resignation unconnected to a change of control event, awards will vest in accordance with the normal vesting schedule and will be subject to the same requirements as awards held by individuals still employed by Suburban and will be subject to the same risks as awards held by all other participants.

(6)	Effective November 13, 2012, the Committee amended the RUP document to provide for the vesting of unvested awards held by a participant at the time of his or her death; however, as of the close of fiscal 2012, the RUP document made no provisions for the vesting of awards held by recipients who die prior to the completion of the vesting schedule. If a recipient of a RUP award becomes permanently disabled, only those awards that have been held for at least one year on the date that the employee’s employment is terminated as a result of his or her permanent disability will immediately vest; all awards held by the recipient for less than one year will be forfeited by the recipient. Because Mr. Stivala, Mr. Boyd, Mr. Wienberg and Mr. Brinkworth each received a RUP award during fiscal 2012, if any or all of the five named executive officers had become permanently disabled on September 29, 2012, the following quantities of unvested restricted units would have vested: Stivala, 15,292; Boyd, 14,174; Wienberg, 12,952; and Brinkworth, 14,656. The following quantities would have been forfeited: Stivala, 6,378; Boyd, 6,378; Wienberg, 6,378; and Brinkworth, 6,378. Because all of Mr. Dunn’s unvested awards are subject to the plan’s retirement provisions, we have assumed that if he had become permanently disabled on September 29, 2012, he would have retired and received all of his unvested awards would vest six months and one day after September 29, 2012, in accordance with the retirement provisions of the RUP document.

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

SUPERVISORS’ COMPENSATION

The following table sets forth the compensation of the non-employee members of the Board of Supervisors of Suburban during fiscal 2012.

Supervisor	Fees Earned or Paid in Cash ($) (1)	Unit Awards ($) (2)	Total ($)
John D. Collins	75,000	-0-	75,000
Harold R. Logan, Jr.	100,000	-0-	100,000
Dudley C. Mecum	75,000	-0-	75,000
John Hoyt Stookey	75,000	-0-	75,000
Jane Swift	75,000	-0-	75,000

(1)	This includes amounts earned for fiscal 2012, including quarterly retainer installments for the fourth quarter of 2012 that were paid in November 2012. Does not include amounts paid in fiscal 2012 for fiscal 2011 quarterly retainer installments. Since Messrs. Caldwell and Chanin were elected to the Board of Supervisors on, and served at, the November 13, 2012 meeting they each received payment of $18,750 for their participation in respect of the fourth quarter of fiscal 2012.

(2)	Our Supervisors did not receive RUP awards made during this fiscal year. All previous awards were made in accordance with the provisions of our Restricted Unit Plans and vest accordingly. As of September 29, 2012, each non-employee member of the Board of Supervisors held awards of 3,600 unvested restricted units.

Note:	The columns for reporting option awards, non-equity incentive plan compensation, changes in pension value and non-qualified deferred compensation plan earnings and all other forms of compensation were omitted from the Supervisor’s Compensation Table because Suburban does not provide these forms of compensation to its non-employee supervisors.

Fees and Benefit Plans for Non-Employee Supervisors

Annual Cash Retainer Fees. As the Chairman of the Board of Supervisors, Mr. Logan received an annual retainer of $100,000 in fiscal 2012, payable in quarterly installments of $25,000 each. Each of the other non-employee Supervisors received an annual cash retainer of $75,000 in fiscal 2012, payable in quarterly installments of $18,750 each.

At its meeting on November 13, 2012, the Committee increased Mr. Logan’s annual retainer to $115,000, payable in quarterly installments of $28,750 each. Each of the other Supervisors’ annual retainers was increased to $85,000, payable in quarterly installments of $21,250. The effective date of the increases is January 1, 2013.

Meeting Fees. The members of our Board of Supervisors receive no additional remuneration for attendance at regularly scheduled meetings of the Board or its Committees, other than reimbursement of reasonable expenses incurred in connection with such attendance.

Restricted Unit Plans. Each non-employee Supervisor participates in the Restricted Unit Plans. All awards vest in accordance with the provisions of the plan document (see “Compensation Discussion and Analysis” section titled “Restricted Unit Plans” for a description of the vesting schedule). Upon vesting, all awards are settled by issuing Common Units. During fiscal 2004, Messrs. Logan, Mecum and Stookey were granted unvested restricted unit plan awards of 8,500 units each; during fiscal 2007, each of them received an additional unvested award of 3,000 units. Upon commencement of their terms as Supervisors in fiscal 2007, Mr. Collins and Ms. Swift each received an award of 5,496 units. During fiscal 2010, each non-employee Supervisor received an award of 3,600 units. On September 29, 2012, the only unvested unit awards held by each non-employee Supervisors were the fiscal 2010 grants of 3,600 units.

At its meeting on November 13, 2012, the Committee granted Messrs. Caldwell and Chanin unvested RUP awards of 6,023 (based on a value of $250,000 on the effective date of grant) each in recognition of the commencement of their terms as Supervisors on November 13, 2012. The Committee also granted Messrs. Logan, Collins, Mecum, and Stookey and Ms. Swift additional unvested RUP awards of 6,000 each in recognition of their continued service to the Partnership. The effective date of these grants is November 15, 2012.

Messrs. Logan, Mecum and Stookey are the only non-employee Supervisors who have satisfied the retirement provisions of Suburban’s Restricted Unit Plans.

Additional Supervisor Compensation. Non-employee Supervisors receive no other forms of remuneration from us. The only perquisite provided to the members of the Board of Supervisors is the ability to purchase propane at the same discounted rate that we offer propane to our employees, the value of which was less than $10,000 in fiscal 2012 for each Supervisor.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth certain information as of November 26, 2012 regarding the beneficial ownership of Common Units by each member of the Board of Supervisors, each executive officer named in the Summary Compensation Table in Item 11 of this Annual Report, and all members of the Board of Supervisors and executive officers as a group. Based upon filings under Section 13(d) or (g) under the Exchange Act, the Partnership does not know of any person or group who beneficially owns more than 5% of the outstanding Common Units. Except as set forth in the notes to the table, each individual or entity has sole voting and investment power over the Common Units reported.

	Amount and Nature of	Percent
Name of Beneficial Owner	Beneficial Ownership (1)	of Class
Michael J. Dunn, Jr. (a)	108,888	*
Michael A. Stivala (b)	18,150	*
Steven C. Boyd (c)	24,233	*
Mark Wienberg (d)	9,343	*
Douglas T. Brinkworth (e)	25,675	*

John Hoyt Stookey (f)	7,566	*
Harold R. Logan, Jr.(f)	17,387	*
Dudley C. Mecum (f)	17,134	*
Jane Swift (f)	2,748	*
John D. Collins (g)	17,946	*
Lawrence C. Caldwell (h)	15,963	*
Matthew J. Chanin (i)	3,000	*

All Members of the Board of Supervisors and Executive Officers,as a Group (17 persons) (j)	316,994	*

(1)	With the exception of the 784 units held by the General Partner (see (a) below), the 2,500 units contributed to Mr. Collins’ charitable trust (see (g) below), and the 10,092 units held by charitable organizations over which Mr. Caldwell has shared investment and voting power (see note (h) below), there is a possibility that any of the above listed units could be pledged as security.

*	Less than 1%.

(a)	Includes 784 Common Units held by the General Partner, of which Mr. Dunn is the sole member. Excludes 8,000 unvested restricted units, none of which will vest in the 60-day period following November 26, 2012.

(b)	Excludes 26,484 unvested restricted units, none of which will vest in the 60-day period following November 26, 2012.

(c)	Excludes 25,360 unvested restricted units, none of which will vest in the 60-day period following November 26, 2012.

(d)	Excludes 25,682 unvested restricted units, none of which will vest in the 60-day period following November 26, 2012.

(e)	Excludes 25,682 unvested restricted units, none of which will vest in the 60-day period following November 26, 2012.

(f)	Excludes 9,600 unvested restricted units, none of which will vest in the 60-day period following November 26, 2012.

(g)	Includes 2,500 Common Units contributed to a charitable trust created by Mr. Collins over which he retains voting and investment authority. Excludes 9,600 unvested restricted units, none of which will vest in the 60-day period following November 26, 2012.

(h)	Includes 10,092 Common Units held by charitable organizations over which Mr. Caldwell has shared investment and voting power. Excludes 6,023 unvested restricted units, none of which will vest in the 60-day period following November 26, 2012.

(i)	Excludes 6,023 unvested restricted units, none of which will vest in the 60-day period following November 26, 2012.

(j)	Inclusive of the unvested restricted units referred to in footnotes (a), (b), (c), (d), (e), (f), (g), (h) and (i) above, the reported number of units excludes 266,819 unvested restricted units, none of which will vest in the 60 day period following November 26, 2012.

Securities Authorized for Issuance Under the Restricted Unit Plans

The following table sets forth certain information, as of September 29, 2012, with respect to the Partnership’s Restricted Unit Plans, under which restricted units of the Partnership, as described in the Notes to the Consolidated Financial Statements included in this Annual Report, are authorized for issuance.

Plan Category	Number of Common Units to be issued upon vesting of restricted units (a)		Weighted-average grant date fair value per restricted unit (b)	Number of restricted units remaining available for future issuance under the Restricted Unit Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	442,851	(2)	$32.68	869,198
Equity compensation plans not approved by security holders	—		—	—

Total	442,851		$32.68	869,198

(1)	Relates to the Restricted Unit Plans.

(2)	Represents number of restricted units that, as of September 22, 2012, had been granted under the Restricted Unit Plan but had not yet vested.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The following table sets forth the aggregate fees for services related to fiscal years 2012 and 2011 provided by PricewaterhouseCoopers LLP, our independent registered public accounting firm.

	Fiscal	Fiscal
	2012	2011
Audit Fees (a)	$3,633,000	$1,956,000
Audit-Related Fees (b)	450,000	—
Tax Fees (c)	884,152	686,425
All Other Fees (d)	1,800	1,800

	$4,968,952	$2,644,225

(a)	Audit Fees consist of professional services rendered for the integrated audit of our annual consolidated financial statements and our internal control over financial reporting, including reviews of our quarterly financial statements, as well as the issuance of consents in connection with other filings made with the SEC.

(b)	Audit-Related Fees consist of acquisition-related due diligence services rendered in connection with the Inergy Propane Acquisition.

(c)	Tax Fees consist of fees for professional services related to tax reporting, tax compliance and transaction services assistance.

(d)	All Other Fees represent fees for the purchase of a license to an accounting research software tool.

The Audit Committee of the Board of Supervisors has adopted a formal policy concerning the approval of audit and non-audit services to be provided by the independent registered public accounting firm, PricewaterhouseCoopers LLP. The policy requires that all services PricewaterhouseCoopers LLP may provide to us, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by PricewaterhouseCoopers LLP during fiscal 2012 and fiscal 2011.

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

SUBURBAN PROPANE PARTNERS, L.P.

Date: November 28, 2012	By:	/s/ MICHAEL J. DUNN, JR.

Michael J. Dunn, Jr.
President, Chief Executive Officer and
Supervisor

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ MICHAEL J. DUNN, JR.	President, Chief Executive	November 28, 2012
	(Michael J. Dunn, Jr.)	Officer and Supervisor

By:	/s/ HAROLD R. LOGAN, JR.	Chairman and Supervisor	November 28, 2012
(Harold R. Logan, Jr.)

By:	/s/ JOHN HOYT STOOKEY	Supervisor	November 28, 2012
(John Hoyt Stookey)

By:	/s/ DUDLEY C. MECUM	Supervisor	November 28, 2012
(Dudley C. Mecum)

By:	/s/ JOHN D. COLLINS	Supervisor	November 28, 2012
(John D. Collins)

By:	/s/ JANE SWIFT	Supervisor	November 28, 2012
(Jane Swift)

By:	/s/ LAWRENCE C. CALDWELL	Supervisor	November 28, 2012
(Lawrence C. Caldwell)

By	/s/ MATTHEW J. CHANIN	Supervisor	November 28, 2012
(Matthew J. Chanin)

By:	/s/ MICHAEL A. STIVALA	Chief Financial Officer	November 28, 2012
(Michael A. Stivala)

By	/s/ MICHAEL A. KUGLIN	Vice President and	November 28, 2012
	(Michael A. Kuglin)	Chief Accounting Officer

INDEX TO EXHIBITS

The exhibits listed on this Exhibit Index are filed as part of this Annual Report. Exhibits required to be filed by Item 601 of Regulation S-K, which are not listed below, are not applicable.

Exhibit Number	Description

2.1	Contribution Agreement dated as of April 25, 2012, as amended as of June 15, 2012, July 6, 2012 and July 19, 2012, among Inergy, L.P., Inergy GP, LLC, Inergy Sales and Service, Inc. and Suburban Propane Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Partnership’s Current Reports on Form 8-K filed April 26, 2012, June 15, 2012, July 6, 2012 and July 19, 2012, respectively).

3.1	Third Amended and Restated Agreement of Limited Partnership of the Partnership dated as of October 19, 2006, as amended as of July 31, 2007. (Incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed August 2, 2007).

3.2	Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated as of October 19, 2006, as amended as of June 24, 2009. (Incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed June 30, 2009).

3.3	Amended and Restated Certificate of Limited Partnership of the Partnership dated May 26, 1999 (Incorporated by reference to Exhibit 3.2 to the Partnership’s Quarterly Report on Form 10-Q filed August 6, 2009).

3.4	Amended and Restated Certificate of Limited Partnership of the Operating Partnership dated May 26, 1999 (Incorporated by reference to Exhibit 3.3 to the Partnership’s Quarterly Report on Form 10-Q filed August 6, 2009).

4.1	Description of Common Units of the Partnership. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed October 19, 2006).

4.4	Indenture, dated as of March 23, 2010, related to the 7.375% Senior Notes due 2020, by and among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee, including the form of 7.375% Senior Notes due 2020. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed March 23, 2010).

4.5	First Supplemental Indenture, dated as of March 23, 2010, related to the 7.375% Senior Notes due 2020, by and among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K filed March 23, 2010).

4.6	Indenture, dated as of August 1, 2012, related to the 7.5% Senior Notes due 2018 and the 7.375% Senior Notes due 2021, by and among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee, including the form of 7.5% Senior Notes due 2018 and the form of 7.375% Senior Notes due 2021. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed August 2, 2012).

4.7	Registration Rights Agreement, dated August 1, 2012, by and among Suburban Propane Partners, L.P., Suburban Energy Finance Corporation, Evercore Group L.L.C. and Citigroup Global Markets Inc. (Incorporated by reference to Exhibit 4.2 to the Partnership’s Registration Statement on Form S-4 dated September 19, 2012).

4.8	Support Agreement, dated as of August 1, 2012, among Inergy, L.P., the Partnership and Suburban Energy Finance Corp. (Incorporated by reference to Exhibit 4.3 to the Partnership’s Registration Statement on Form S-4 dated September 19, 2012.

10.1	Agreement between Michael J. Dunn, Jr. and the Partnership, effective as of September 27, 2009. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed November 10, 2009).

10.2	Suburban Propane Partners, L.P. 2000 Restricted Unit Plan, as amended and restated effective October 17, 2006 and as further amended on July 31, 2007, October 31, 2007, January 24, 2008, January 20, 2009, November 10, 2009 and November 13, 2012. (Incorporated by reference to Exhibit 99.1 to the Partnership’s Current Report on Form 8-K filed November 14, 2012).

10.3	Suburban Propane Partners, L.P. 2009 Restricted Unit Plan, effective August 1, 2009, as amended on November 13, 2012. (Incorporated by reference to Exhibit 99.2 to the Partnership’s Current Report on Form 8-K filed November 14, 2012).

10.4	Suburban Propane, L.P. Severance Protection Plan, as amended on January 24, 2008, January 20, 2009 and November 10, 2009. (Incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 26, 2009).

10.5	Suburban Propane L.P. 2003 Long Term Incentive Plan, as amended on October 17, 2006 and as further amended on July 31, 2007, October 31, 2007, January 24, 2008 and January 20, 2009. (Incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008).

10.6	Suburban Propane, L.P. 2013 Long Term Incentive Plan. (Incorporated by reference to Exhibit 99.1 to the Partnership’s Current Report on Form 8-K filed November 10, 2011)

10.7	Amended and Restated Retirement Savings and Investment Plan of Suburban Propane effective as of January 1, 1998). (Incorporated by reference to Exhibit 10.24 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001).

10.8	Amendment No. 1 to the Retirement Savings and Investment Plan of Suburban Propane (effective January 1, 2002). (Incorporated by reference to Exhibit 10.25 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002).

10.9	Amended and Restated Credit Agreement, among the Operating Partnership, the Partnership and Bank of America, N.A., as Administrative Agent and the Lenders party thereto, dated January 5, 2012. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on January 6, 2012).

10.10	First Amendment to the Amended and Restated Credit Agreement, among the Operating Partnership, the Partnership and Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, dated August 1, 2012. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on August 2, 2012).

10.11	Propane Storage Agreement, dated September 17, 2007, between Suburban Propane, L.P. and Plains LPG Services, L.P. (Incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed September 20, 2007).

21.1	Subsidiaries of Suburban Propane Partners, L.P. (Filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith).

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

99.1	Equity Holding Policy for Supervisors and Executives of Suburban Propane Partners, L.P. (Incorporated by reference to Exhibit 99.1 to the Partnership’s Current Report on Form 8-K dated May 10, 2010).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

INDEX TO FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Supervisors and Unitholders of Suburban Propane Partners, L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners’ capital and cash flows present fairly, in all material respects, the financial position of Suburban Propane Partners, L.P. and its subsidiaries at September 29, 2012 and September 24, 2011, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 29, 2012, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of September 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Partnership's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Inergy Propane from its assessment of internal control over financial reporting as of September 29, 2012 because it was acquired by the Partnership in a business combination on August 1, 2012. We have also excluded Inergy Propane from our audit of internal control over financial reporting. Inergy Propane is wholly-owned by the Partnership and its total assets and total revenues represent 25% and 7%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended September 29, 2012.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Florham Park, New Jersey

November 28, 2012

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 29,	September 24,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$134,317	$149,553
Accounts receivable, less allowance for doubtful accounts of $4,347 and $6,960, respectively	88,944	66,630
Inventories	88,176	65,907
Other current assets	26,843	15,732

Total current assets	338,280	297,822
Property, plant and equipment, net	969,325	338,125
Goodwill	1,092,299	277,651
Other intangible assets, net	436,484	16,078
Other assets	48,060	26,783

Total assets	$2,884,448	$956,459

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$53,141	$37,456
Accrued employment and benefit costs	16,514	22,951
Accrued insurance	8,591	9,950
Customer deposits and advances	124,297	57,476
Other current liabilities	51,172	23,681

Total current liabilities	253,715	151,514
Long-term borrowings	1,422,078	348,169
Accrued insurance	45,960	42,891
Other liabilities	70,952	55,667

Total liabilities	1,792,705	598,241

Commitments and contingencies

Partners’ capital:
Common Unitholders (57,013 and 35,429 units issued and outstanding at September 29, 2012 and September 24, 2011, respectively)	1,152,850	418,134
Accumulated other comprehensive loss	(61,107)	(59,916)

Total partners’ capital	1,091,743	358,218

Total liabilities and partners' capital	$2,884,448	$956,459

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	Year Ended
	September	September	September
	29, 2012	24, 2011	25, 2010
Revenues
Propane	$843,648	$929,492	$885,459
Fuel oil and refined fuels	114,288	139,572	135,059
Natural gas and electricity	67,419	84,721	77,587
All other	38,103	36,767	38,589

	1,063,458	1,190,552	1,136,694

Costs and expenses
Cost of products sold	599,059	678,719	598,451
Operating	298,772	279,329	289,567
General and administrative	59,020	51,648	61,656
Acquisition-related costs	17,916	—	—
Severance charge	—	2,000	—
Pension settlement charge	—	—	2,818
Depreciation and amortization	45,790	35,628	30,834

	1,020,557	1,047,324	983,326

Operating income	42,901	143,228	153,368
Loss on debt extinguishment	(2,249)	—	(9,473)
Interest income	10	16	61
Interest expense	(38,643)	(27,394)	(27,458)

Income before provision for income taxes	2,019	115,850	116,498
Provision for income taxes	137	884	1,182

Net income	$1,882	$114,966	$115,316

Income per Common Unit—basic	$0.05	$3.24	$3.26

Weighted average number of Common Units outstanding—basic	38,848	35,525	35,374

Income per Common Unit—diluted	$0.05	$3.22	$3.24

Weighted average number of Common Units outstanding—diluted	38,990	35,723	35,613

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	September	September	September
	29, 2012	24, 2011	25, 2010
Cash flows from operating activities:
Net income	$1,882	$114,966	$115,316
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	45,790	35,628	30,834
Pension settlement charge	—	—	2,818
Loss on debt extinguishment	2,249	—	9,473
Other, net	6,424	3,316	6,120
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	13,762	(6,247)	(7,709)
(Increase) decrease in inventories	8,189	(4,721)	9,555
Increase (decrease) in accounts payable	15,669	(2,134)	3,376
Increase (decrease) in accrued employment and benefit costs	(8,586)	(5,673)	(12,251)
Increase (decrease) in accrued insurance	(4,451)	(2,604)	3,127
Increase (decrease) in customer deposits and advances	18,352	(6,103)	(6,328)
(Increase) decrease in other current and noncurrent assets	(754)	2,470	1,479
Increase (decrease) in other current and noncurrent liabilities	12,447	3,888	(13)

Net cash provided by operating activities	110,973	132,786	155,797

Cash flows from investing activities:
Capital expenditures	(17,476)	(22,284)	(19,131)
Acquisitions of businesses, net of cash acquired	(223,731)	(3,195)	(14,500)
Proceeds from sale of property, plant and equipment	1,449	5,974	3,520

Net cash (used in) investing activities	(239,758)	(19,505)	(30,111)

Cash flows from financing activities:
Proceeds from long-term borrowings	100,000	—	247,840
Repayments of long-term borrowings	(100,000)	—	(256,510)
Proceeds from short-term borrowings	225,000	—	—
Repayments of short-term borrowings	(225,000)	—	—
Debt issuance costs	(25,199)	—	(5,018)
Net proceeds from issuance of Common Units	259,842	—	—
Partnership distributions	(121,094)	(120,636)	(118,263)

Net cash provided by (used in) financing activities	113,549	(120,636)	(131,951)

Net (decrease) in cash and cash equivalents	(15,236)	(7,355)	(6,265)
Cash and cash equivalents at beginning of year	149,553	156,908	163,173

Cash and cash equivalents at end of year	$134,317	$149,553	$156,908

Supplemental disclosure of cash flow information:
Cash paid for interest	$38,294	$24,584	$28,362
Supplemental disclosure of non-cash investing and financing activities for the Inergy Propane Acquisition (see Note 3):
Issuance of long-term debt	$1,075,043	$—	$—
Issuance of equity	$590,027	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

	Number of Common Units	Common Unitholders	Accumulated Other Comprehensive (Loss) Income	Total Partners’ Capital	Comprehensive Income (Loss)
Balance at September 26, 2009	35,228	$418,824	$(61,288)	$357,536
Net income		115,316		115,316	$115,316
Other comprehensive income:
Net unrealized losses on cash flow hedges			(5,706)	(5,706)	(5,706)
Reclassification of realized losses on cash flow hedges into earnings			3,597	3,597	3,597
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans			3,353	3,353	3,353
Recognition in earnings of net actuarial loss for pension settlement			2,818	2,818	2,818

Total comprehensive income					$119,378

Partnership distributions		(118,263)		(118,263)
Common Units issued under
Restricted Unit Plans	90
Compensation cost recognized under
Restricted Unit Plans, net of forfeitures		4,005		4,005

Balance at September 25, 2010	35,318	$419,882	$(57,226)	$362,656

Net income		114,966		114,966	$114,966
Other comprehensive income:
Net unrealized losses on cash flow hedges			(1,177)	(1,177)	(1,177)
Reclassification of realized losses on cash flow hedges into earnings			2,881	2,881	2,881
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans			(4,394)	(4,394)	(4,394)

Total comprehensive income					$112,276

Partnership distributions		(120,636)		(120,636)
Common Units issued under
Restricted Unit Plans	111
Compensation cost recognized under
Restricted Unit Plans, net of forfeitures		3,922		3,922

Balance at September 24, 2011	35,429	$418,134	$(59,916)	$358,218
Net income		1,882		1,882	$1,882
Other comprehensive income:
Net unrealized losses on cash flow hedges			(3,561)	(3,561)	(3,561)
Reclassification of realized losses on cash flow hedges into earnings			2,680	2,680	2,680
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans			(310)	(310)	(310)

Total comprehensive income					$691

Partnership distributions		(121,094)		(121,094)
Issuance of Common Units for business acquisition	14,200	590,027		590,027
Sale of Common Units under public offering, net of offering expenses	7,245	259,842		259,842
Common Units issued under
Restricted Unit Plans	139
Compensation cost recognized under
Restricted Unit Plans, net of forfeitures		4,059		4,059

Balance at September 29, 2012	57,013	1,152,850	$(61,107)	$1,091,743

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

1. Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 57,013,232 Common Units outstanding at September 29, 2012. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

Suburban Energy Finance Corp., a direct 100%-owned subsidiary of the Partnership, was formed on November 26, 2003 to serve as co-issuer, jointly and severally with the Partnership, of the Partnership’s senior notes.

On August 1, 2012 (the “Acquisition Date”), the Partnership completed the acquisition of the sole membership interest in Inergy Propane, LLC, including certain wholly-owned subsidiaries of Inergy Propane LLC, and the assets of Inergy Sales and Service, Inc. The acquired interests and assets are collectively referred to as “Inergy Propane.” As of the Acquisition Date, Inergy Propane consisted of the former retail propane assets and operations of Inergy, L.P. (“Inergy”). On the Acquisition Date, Inergy Propane and its remaining wholly-owned subsidiaries acquired became subsidiaries of the Operating Partnership. See Note 3.

The Partnership serves more than 1,200,000 residential, commercial, industrial and agricultural customers from approximately 750 locations in 41 states. The Partnership’s operations are concentrated in the east and west coast regions, including Alaska, and have expanded into the mid-west region of the United States as a result of the acquisition of Inergy Propane. No single customer accounted for 10% or more of the Partnership’s revenues during fiscal 2012, 2011 or 2010.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of the Partnership, the Operating Partnership and all of its direct and indirect subsidiaries. All intercompany transactions and account balances have been eliminated. The Partnership consolidates the results of operations, financial condition and cash flows of the Operating Partnership as a result of the Partnership’s 100% limited partner interest in the Operating Partnership.

Fiscal Period. The Partnership uses a 52/53 week fiscal year which ends on the last Saturday in September. The Partnership’s fiscal quarters are generally 13 weeks in duration. When the Partnership’s fiscal year is 53 weeks long, the corresponding fourth quarter is 14 weeks in duration. Fiscal 2012 included 53 weeks of operations compared to 52 weeks in fiscal 2011 and fiscal 2010.

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

Business Combinations. The Partnership accounts for business combinations using the acquisition method and accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the acquisition date. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired, including the amount assigned to identifiable intangible assets. The primary drivers that generate goodwill are the value of synergies between the acquired entities and the Partnership, and the acquired assembled workforce, neither of which qualifies as an identifiable intangible asset. Identifiable intangible assets with finite lives are amortized over their useful lives. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date. The Partnership expenses all acquisition-related costs as incurred. Certain provisions of the revised guidance, in particular one related to the accounting for acquired tax benefits, are required to be applied regardless of when the business combination occurred. Therefore, to the extent the Partnership’s Corporate Entities generate taxable profits that enable the utilization of tax benefits acquired in prior business combinations, the corresponding reduction in the valuation allowance will be recorded as a reduction in the provision for income taxes.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates have been made by management in the areas of self-insurance and litigation reserves, pension and other postretirement benefit liabilities and costs, valuation of derivative instruments, depreciation and amortization of long-lived assets, asset impairment assessments, tax valuation allowances, allowances for doubtful accounts, and purchase price allocation for acquired businesses. Actual results could differ from those estimates, making it reasonably possible that a material change in these estimates could occur in the near term.

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

Derivative Instruments and Hedging Activities.

Commodity Price Risk. Given the retail nature of its operations, the Partnership maintains a certain level of priced physical inventory to ensure its field operations have adequate supply commensurate with the time of year. The Partnership’s strategy is to keep its physical inventory priced relatively close to market for its field operations. The Partnership enters into a combination of exchange-traded futures and option contracts and, in certain instances, over-the-counter options and swap contracts (collectively, “derivative instruments”) to hedge price risk associated with propane and fuel oil physical inventories, as well as future purchases of propane or fuel oil used in its operations and to ensure adequate supply during periods of high demand. In addition, the Partnership sells propane and fuel oil to customers at fixed prices, and enters into swap agreements to hedge a portion of its exposure to fluctuations in commodity prices as a result of selling the fixed price contracts. Under this risk management strategy, realized gains or losses on derivative instruments will typically offset losses or gains on the physical inventory once the product is sold or delivered as it pertains to fixed price contracts. All of the Partnership’s derivative instruments are reported on the consolidated balance sheet at their fair values. In addition, in the course of normal operations, the Partnership routinely enters into contracts such as forward priced physical contracts for the purchase or sale of propane and fuel oil that qualify for and are designated as normal purchase or normal sale contracts. Such contracts are exempted from the fair value accounting requirements and are accounted for at the time product is purchased or sold under the related contract. The Partnership does not use derivative instruments for speculative trading purposes. Market risks associated with futures, options, forward and swap contracts are monitored daily for compliance with the Partnership’s Hedging and Risk Management Policy which includes volume limits for open positions. Priced on-hand inventory is also reviewed and managed daily as to exposures to changing market prices.

On the date that derivative instruments are entered into, other than those designated as normal purchases or normal sales, the Partnership makes a determination as to whether the derivative instrument qualifies for designation as a hedge. Changes in the fair value of derivative instruments are recorded each period in current period earnings or other comprehensive income (“OCI”), depending on whether the derivative instrument is designated as a hedge and, if so, the type of hedge. For derivative instruments designated as cash flow hedges, the Partnership formally assesses, both at the hedge contract’s inception and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of derivative instruments designated as cash flow hedges are reported in OCI to the extent effective and reclassified into earnings during the same period in which the hedged item affects earnings. The mark-to-market gains or losses on ineffective portions of cash flow hedges are recognized in earnings immediately. Changes in the fair value of derivative instruments that are not designated as cash flow hedges, and that do not meet the normal purchase and normal sale exemption, are recorded within earnings as they occur. Cash flows associated with derivative instruments are reported as operating activities within the consolidated statement of cash flows.

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

Valuation of Derivative Instruments. The Partnership measures the fair value of its exchange-traded options and futures contracts using quoted market prices found on the New York Mercantile Exchange (the “NYMEX”) (Level 1 inputs); the fair of its swap agreements using quoted forward prices, and the fair value of its interest rate swaps using model-derived valuations driven by observable projected movements of the 3-month LIBOR (Level 2 inputs); and the fair value of its over-the-counter options contracts using Level 3 inputs. The Partnership’s over-the-counter options contracts are valued based on an internal option model. The inputs utilized in the model are based on publicly available information as well as broker quotes. The significant unobservable inputs used in the fair value measurements of the Partnership’s over-the-counter options contracts are interest rate and market volatility.

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

The weighted average estimated useful life of the Partnership’s tanks and cylinders is approximately 28 years.

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

Goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is subject to an impairment review at a reporting unit level, on an annual basis as of the end of fiscal July of each year, or when an event occurs or circumstances change that would indicate potential impairment. The Partnership assesses the carrying value of goodwill at a reporting unit level based on an estimate of the fair value of the respective reporting unit. Fair value of the reporting unit is estimated using discounted cash flow analyses taking into consideration estimated cash flows in a ten-year projection period and a terminal value calculation at the end of the projection period. If the fair value of the reporting unit exceeds its carrying value, the goodwill associated with the reporting unit is not considered to be impaired. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized to the extent that the carrying amount of the associated goodwill, if any, exceeds the implied fair value of the goodwill.

Other Intangible Assets. Other intangible assets consist of customer relationships, tradenames, non-compete agreements and leasehold interests. Customer relationships and tradenames are amortized under the straight-line method over the estimated period for which the assets are expected to contribute to the future cash flows of the reporting entities to which they relate, ending periodically between fiscal years 2014 and 2024. Non-compete agreements are amortized under the straight-line method over the periods of the related agreements. Leasehold interests are amortized under the straight-line method over the shorter of the lease term or the useful life of the related assets, through fiscal 2025.

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

Net Income Per Unit. Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plans, as defined below, to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plans. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 141,570, 198,298 and 238,589 units for fiscal 2012, 2011 and 2010, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

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

Recently Issued Accounting Pronouncements. In June 2011, the FASB issued an accounting standards update to provide guidance on increasing the prominence of items reported in other comprehensive income. This update eliminates the option to present components of other comprehensive income as part of the statement of partners’ capital and requires net income and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Early adoption of this updated guidance is permitted, and it becomes effective retrospectively for fiscal years beginning after December 15, 2011, which will be the first quarter of the Partnership’s 2013 fiscal year. This update does not change the items that must be reported in other comprehensive income, but will require the Partnership to change its historical practice of showing comprehensive income within the Statement of Partners’ Capital.

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

Subsequent Events. The Partnership has evaluated all subsequent events that occurred after the balance sheet date through the date its financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements, except for the following item from Note 8.

On November 13, 2012, the Partnership offered to exchange its existing unregistered 7.5% senior notes due 2018 and 7.375% senior notes due 2021 (the “Old Notes”) for an equal principal amount of 7.5% senior notes due 2018 and 7.375% senior notes due 2021 (the “Exchange Notes”), respectively, that have been registered under the Securities Act of 1933, as amended. The terms of the Exchange Notes are identical in all material respects (including principal amount, interest rate, maturity and redemption rights) to the Old Notes for which they may be exchanged, except that the Exchange Notes generally will not be subject to transfer restrictions. The exchange offer expires on December 13, 2012, unless extended.

3. Acquisition of Inergy Propane

As described in Note 1, the Partnership completed the acquisition of Inergy Propane on August 1, 2012. The acquisition of Inergy Propane (the “Inergy Propane Acquisition”) was consummated pursuant to a definitive agreement dated April 25, 2012 with Inergy, Inergy GP, LLC and Inergy Sales, as amended (the “Contribution Agreement”). Prior to the Acquisition Date, Inergy Propane transferred its interest in certain subsidiaries, as well as all of its rights and interests in the assets and properties of its wholesale propane supply, marketing and distribution business, and its rights and interest in the assets and properties of its West Coast natural gas liquids business, to Inergy. These assets were not included as part of the Inergy Propane business at the time of the transfer of the membership interests in Inergy Propane to the Partnership and were not part of the Inergy Propane Acquisition. The results of operations of Inergy Propane are included in the Partnership’s results of operations beginning on the Acquisition Date.

Pursuant to the Contribution Agreement, the Partnership agreed to issue $600,000 in new Common Units in the aggregate to Inergy and Inergy Sales (the “Equity Consideration”). In accordance with the Contribution Agreement, the number of Common Units issued to Inergy and Inergy Sales in the aggregate was determined by dividing $600,000 by the average of the high and low sales prices of the Partnership’s Common Units for the twenty consecutive trading days ending on the day prior to the execution of the Contribution Agreement (April 24, 2012), which was determined to be $43.1885, resulting in 13,892,587 Common Units.

Also pursuant to the Contribution Agreement, the Partnership and its wholly-owned subsidiary Suburban Energy Finance Corp. commenced an offer to exchange (the “Exchange Offers”) any and all of the outstanding unsecured 7% senior notes due 2018 and 6 7/8% senior notes due 2021 issued by Inergy and Inergy Finance Corp., which had an aggregate principal amount outstanding of $1,200,000 (collectively, the “Inergy Notes”), for a combination of $1,000,000 in aggregate principal amount of new unsecured 7 1/2% senior notes due 2018 and 7 3/8% senior notes due 2021 (collectively, the “SPH Notes”) issued by the Partnership and Suburban Energy Finance Corp. and up to $200,000 in cash to tendering noteholders (the “Exchange Offer Cash Consideration”). Pursuant to the Contribution Agreement, the Partnership was required to pay Inergy the difference, if any, between $200,000 and the actual Exchange Offer Cash Consideration paid in accordance with the terms of the Exchange Offers (such payment, the “Inergy Cash Consideration”). The Contribution Agreement provided that the Partnership would offer $65,000 in aggregate cash consent payments in connection with the Exchange Offers and that Inergy would pay $36,500 to the Partnership in cash on the Acquisition Date. The Exchange Offers expired and settled on August 1, 2012 (the “Settlement Date”). On the Settlement Date, the Partnership had received tenders and consents from holders representing approximately 98.09% of the total outstanding principal amount of the 2018 Inergy Notes, and tenders and consents from holders representing approximately 99.74% of the total outstanding principal amount of the 2021 Inergy Notes. Based on the results of the Exchange Offers, the Exchange Offer Cash Consideration due to tendering Inergy noteholders was $184,761. The Inergy Cash Consideration was satisfied by the issuance of 307,835 Common Units to Inergy and therefore, when combined with the Equity Consideration, the Partnership issued 14,200,422 Common Units in the aggregate to Inergy and Inergy Sales on August 1, 2012. Inergy distributed 14,058,418 of such Common Units to its unitholders on September 14, 2012.

On April 25, 2012, the Partnership received consents from the requisite lenders under the Amended Credit Agreement (as defined in Note 8) to enable it to incur additional indebtedness, make amendments to the Amended Credit Agreement to adjust certain covenants, and otherwise perform our obligations as contemplated by the Inergy Propane Acquisition. On August 1, 2012, the Operating Partnership executed an amendment to the Amended Credit Agreement to, among other things, provide for (i) a $250,000 senior secured 364-day incremental term loan facility (the “364-Day Facility”) and (ii) an increase in our revolving credit facility under the Amended Credit Agreement from $250,000 to $400,000. On the Acquisition Date, the Operating Partnership drew $225,000 on the 364-Day Facility, which, together with cash received from Inergy (pursuant to the Contribution Agreement) and cash on hand, was used to pay: (i) the consent fees and the Exchange Offer Cash Consideration, (ii) costs and fees related to the Exchange Offers, and (iii) costs and expenses related to the Inergy Propane Acquisition. On August 14, 2012 the Partnership repaid its borrowings of $225,000 under its 364-Day Facility with the proceeds from a public sale of 6,300,000 Common Units that closed on that date.

The fair value of the purchase price for Inergy Propane as determined on the Acquisition Date was $1,890,915, consisting of: (i) $1,075,043 of newly issued senior notes (with an aggregate par value of $1,000,000) and $184,761 in cash to tendering Inergy noteholders pursuant to the Exchange Offers; (ii) $65,000 in cash paid to the Inergy noteholders for the consent payments pursuant to the consent solicitations; (iii) $590,027 of new Suburban Common Units (consisting of 14,200,422 Common Units), which were distributed to Inergy and Inergy Sales, all but $5,942 (consisting of 142,004 Common Units) of which were subsequently distributed by Inergy to its unitholders; reduced by (iv) $23,916 of cash from Inergy pursuant to the Contribution Agreement (the cash consideration from Inergy includes the $36,500 discussed above and is net of amounts owed to Inergy by the Partnership at the Acquisition Date). The fair value of the newly issued senior notes was determined using Level 2 inputs and the fair value of the equity issued to Inergy and Inergy Sales was determined using Level 1 inputs.

The consolidated balance sheet at September 29, 2012 reflects a preliminary allocation of the purchase price to the assets acquired and liabilities assumed. The Partnership is in the process of obtaining information required to determine the fair values of certain assets and liabilities acquired, principally non-current tangible and intangible assets. The Partnership expects to finalize the determination of the Acquisition Date fair value amounts by July 31, 2013. The preliminary purchase price allocation as of August 1, 2012 is as follows:

Assets acquired:
Cash and cash equivalents	$7,964
Accounts receivable	36,076
Inventories	30,457
Other current assets	2,832

Current assets acquired	77,329
Property, plant & equipment	651,156
Customer relationships (estimated useful life of 10 years)	402,950
Tradenames (estimated useful life of 4 years)	3,100
Non-compete agreements (estimated useful life of 6 years)	24,909
Goodwill	814,648
Other assets	2,151

Total assets acquired	$1,976,243

Liabilities assumed:
Accounts payable	$(16)
Accrued employment and benefit costs	(2,149)
Customer deposits and advances	(48,469)
Other current liabilities	(18,613)
Other noncurrent liabilities	(16,081)

Total liabilities assumed	(85,328)

Total	$1,890,915

Goodwill associated with the Inergy Propane Acquisition principally results from synergies expected from combining the operations and from assembled workforce.

Acquisition-related expenses associated with the Inergy Propane Acquisition, as shown in the Consolidated Statements of Operations, totaled $17,916 for the year ended September 29, 2012.

The Inergy Propane Acquisition is consistent with key elements of the Partnership’s strategy for operational growth, which is to focus on businesses with a relatively steady cash flow that will extend the Partnership’s presence in strategically attractive markets and complement its existing business segments. For the year ended September 30, 2011, Inergy Propane sold approximately 325,600 gallons of propane and 39,000 gallons of fuel oil and refined fuels to its retail customers in 33 states. As a result of achieving planned strategic integration milestones, it is impracticable to determine the impact of the Inergy Propane Acquisition operations on the revenues and earnings of the Partnership.

The following presents unaudited pro forma combined financial information as if the Inergy Propane Acquisition had occurred on September 26, 2010, the first day of the Partnership’s 2011 fiscal year. The unaudited pro forma combined financial information was prepared under the assumption that the net proceeds from the issuance of the 6,300,000 Common Units on August 14, 2012 (described in Note. 14) were used to fund the portion of the Inergy Propane Acquisition that was originally financed through the 364-Day Facility (which, as described above, was repaid two weeks after the acquisition date) As a result, the common units were assumed to have been issued on September 26, 2010, and, in turn, the pro forma results for the fiscal year ended September 29, 2012 do not include any interest costs associated with the 364-Day Facility.

	Year Ended
	September 29, 2012	September 24, 2011
Revenues	$1,842,698	$2,242,876
Net income	$20,288	$123,751
Income per common unit
Basic	$0.36	$2.21
Diluted	$0.36	$2.20

The unaudited pro forma combined financial information is not necessarily indicative of the results that would have occurred had the Inergy Propane Acquisition occurred on the date indicated nor is it necessarily indicative of future operating results.

If the fair values of the tangible and intangible assets acquired increased by 10% from the provisional fair values as of August 1, 2012, goodwill would decrease by 10%, annual depreciation expense would increase by $4,359 and amortization expense would increase by $4,791. If the fair values of the tangible and intangible assets acquired decreased by 10% from the provisional fair values as of August 1, 2012, goodwill would increase by 10%, annual depreciation expense would decrease by $3,293 and amortization expense would decrease by $4,279, respectively.

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

4. Distributions of Available Cash

The Partnership makes distributions to its partners no later than 45 days after the end of each fiscal quarter in an aggregate amount equal to its Available Cash for such quarter. Available Cash, as defined in the Partnership Agreement, generally means all cash on hand at the end of the respective fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. These reserves are retained for the proper conduct of the Partnership’s business, the payment of debt principal and interest and for distributions during the next four quarters.

The following summarizes the quarterly distributions per Common Unit declared and paid in respect of each of the quarters in the three fiscal years in the period ended September 29, 2012:

	Fiscal	Fiscal	Fiscal
	2012	2011	2010
First Quarter	$0.8525	$0.8525	$0.8350
Second Quarter	0.8525	0.8525	0.8400
Third Quarter	0.8525	0.8525	0.8450
Fourth Quarter	0.8525	0.8525	0.8500

5. Selected Balance Sheet Information

Inventories consist of the following:

	As of
	September 29,	September 24,
	2012	2011
Propane, fuel oil and refined fuels and natural gas	$83,543	$64,601
Appliances	4,633	1,306

	$88,176	$65,907

The Partnership enters into contracts for the supply of propane, fuel oil and natural gas. Such contracts generally have a term of one year subject to annual renewal, with purchase quantities specified at the time of order and costs based on market prices at the date of delivery.

Property, plant and equipment consist of the following:

	As of
	September 29,	September 24,
	2012	2011
Land and improvements	$206,130	$27,904
Buildings and improvements	112,610	82,639
Transportation equipment	73,428	19,067
Storage facilities	115,445	79,525
Equipment, primarily tanks and cylinders	836,757	485,859
Computer systems	48,320	47,718
Construction in progress	4,043	2,704

	1,396,733	745,416
Less: accumulated depreciation	(427,408)	(407,291)

	$969,325	$338,125

Depreciation expense for fiscal 2012, 2011 and 2010 amounted to $35,237, $32,368 and $28,411, respectively.

6. Goodwill and Other Intangible Assets

The Partnership’s fiscal 2012 and fiscal 2011 annual goodwill impairment review resulted in no adjustments to the carrying amount of goodwill.

The changes in carrying value of goodwill assigned to the Partnership’s operating segments are as follows:

	Propane	Fuel oil and refined fuels	Natural gas and electricity	Total
Balance as of September 24, 2011
Goodwill	$265,313	$10,900	$7,900	$284,113
Accumulated adjustments	—	(6,462)	—	(6,462)

	$265,313	$4,438	$7,900	$277,651

Goodwill acquired during fiscal 2012	$803,958	$10,690	$—	$814,648

Balance as of September 29, 2012
Goodwill	$1,069,271	$21,590	$7,900	$1,098,761
Accumulated adjustments	—	(6,462)	—	(6,462)

	$1,069,271	$15,128	$7,900	$1,092,299

Other intangible assets consist of the following:

	As of
	September 29,	September 24,
	2012	2011
Customer relationships	$424,409	$26,523
Non-compete agreements	28,665	3,756
Tradenames	4,599	1,499
Other	1,967	1,967

	459,640	33,745

Less: accumulated amortization
Customer relationships	(18,576)	(15,036)
Non-compete agreements	(2,338)	(760)
Tradenames	(1,441)	(1,162)
Other	(801)	(709)

	(23,156)	(17,667)

	$436,484	$16,078

Aggregate amortization expense related to other intangible assets for fiscal 2012, 2011 and 2010 was $10,553, $3,260 and $2,423, respectively. Aggregate amortization expense for each of the five succeeding fiscal years related to other intangible assets held as of September 29, 2012 is as follows: 2013—$47,570; 2014—$47,439; 2015—$47,277; 2016—$46,658 and 2017—$45,758.

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

As described in Note 1 and Note 2, the earnings of the Corporate Entities are subject to corporate level federal and state income tax. However, based upon past performance, the Corporate Entities are currently reporting an income tax provision composed primarily of minimum state income taxes. A full valuation allowance has been provided against the deferred tax assets based upon an analysis of all available evidence, both negative and positive at the balance sheet date, which, taken as a whole, indicates that it is more likely than not that sufficient future taxable income will not be available to utilize the assets. Management’s periodic reviews include, among other things, the nature and amount of the taxable income and expense items, the expected timing when assets will be used or liabilities will be required to be reported and the reliability of historical profitability of businesses expected to provide future earnings. Furthermore, management considered tax-planning strategies it could use to increase the likelihood that the deferred tax assets will be realized.

The income tax provision of all the legal entities included in the Partnership’s consolidated statement of operations, which is composed primarily of state income taxes in the few states that impose taxes on partnerships and minimum state income taxes on the Corporate Entities, consists of the following:

	Year Ended
	September 29,	September 24,	September 25,
	2012	2011	2010
Current
Federal	$18	$135	$177
State and local	119	749	1,005

	137	884	1,182
Deferred	—	—	—

	$137	$884	$1,182

The provision for income taxes differs from income taxes computed at the United States federal statutory rate as a result of the following:

	Year Ended
	September 29,	September 24,	September 25,
	2012	2011	2010
Income tax provision at federal statutory tax rate	$706	$40,548	$40,361
Impact of Partnership income not subject to federal income taxes	(5,000)	(39,952)	(38,808)
Permanent differences	244	239	2,051
Transfer of assets to Corporate Entities	13,420	—	—
Change in valuation allowance	(8,990)	(454)	(4,806)
State income taxes	(659)	492	2,247
Other	416	11	137

Provision for income taxes—current and deferred	$137	$884	$1,182

The components of net deferred taxes and the related valuation allowance using currently enacted tax rates are as follows:

	As of
	September 29,	September 24,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$37,256	$32,938
Allowance for doubtful accounts	652	1,323
Inventory	563	658
Intangible assets	—	1,201
Deferred revenue	2,631	1,303
Derivative instruments	71	71
AMT credit carryforward	1,086	1,086
Other accruals	1,926	1,936

Total deferred tax assets	44,185	40,516

Deferred tax liabilities:
Property, plant and equipment	10,462	314
Intangible assets	2,511	—

Total deferred tax liabilities	12,973	314

Net deferred tax assets	31,212	40,202
Valuation allowance	(31,212)	(40,202)

Net deferred tax assets	$—	$—

After the Inergy Propane Acquisition, the Partnership contributed all of the Inergy Propane assets and liabilities to the Operating Partnership which, in turn, contributed the fuel oil and refined fuels and service assets and liabilities to the Corporate Entities. At the time of the transfer, the Corporate Entities recognized a deferred tax liability for the difference between the book basis of the assets received and their tax basis. The recognition of that deferred tax liability was offset by the release of a portion of the valuation allowance that previously existed on the net deferred tax assets. Thus, the transfer of these assets had no impact on net income for fiscal 2012.

8. Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	September 29,	September 24,
	2012	2011
7.5% senior notes, due October 1, 2018, including unamortized premium of $33,366	$529,923	$—
7.375% senior notes, due March 15, 2020, net of unamortized discount of $1,615 and $1,831, respectively	248,385	248,169
7.375% senior notes, due August 1, 2021, including unamortized premium of $40,327	543,770	—
Revolving Credit Facility, due January 5, 2017	100,000	100,000

	$1,422,078	$348,169

Senior Notes.

2018 Senior Notes and 2021 Senior Notes

On August 1, 2012, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., issued $496,557 in aggregate principal amount of unregistered 7.5% senior notes due October 1, 2018 (the “2018 Senior Notes”) and $503,443 in aggregate principal amount of unregistered 7.375% senior notes due August 1, 2021 (the “2021 Senior Notes”) in a private placement in connection with the Inergy Propane Acquisition described in Note 3. Based on market rates for similar issues, the 2018 Senior Notes and 2021 Senior Notes were valued at 106.875% and 108.125%, respectively, of the principal amount, on the date of acquisition as they were issued in exchange for Inergy’s outstanding notes, not for cash. The 2018 Senior Notes and 2021 Senior Notes were issued at 106.875% and 108.125%, respectively, of the principal amount. The 2018 Senior Notes require semi-annual interest payments in April and October, and the 2021 Senior Notes require semi-annual interest payments in February and August.

The 2018 Senior Notes are redeemable, at the Partnership’s option, in whole or in part, at any time after October 1, 2014, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2014	103.750%
2015	101.875%
2016 and thereafter	100.000%

The 2021 Senior Notes are redeemable, at the Partnership’s option, in whole or in part, at any time after August 1, 2016, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to date of the redemption.

Year	Percentage
2016	103.688%
2017	102.459%
2018	101.229%
2019 and thereafter	100.000%

On November 13, 2012, the Partnership offered to exchange its existing unregistered 7.5% senior notes due 2018 and 7.375% senior notes due 2021 (the “Old Notes”) for an equal principal amount of 7.5% senior notes 2018 and 7.375% senior notes due 2021 (the “Exchange Notes”), respectively, that have been registered under the Securities Act of 1933, as amended. The terms of the Exchange Notes are identical in all material respects (including principal amount, interest rate, maturity and redemption rights) to the Old Notes for which they may be exchanged, except that the Exchange Notes generally will not be subject to transfer restrictions. The exchange offer expires on December 13, 2012, unless otherwise extended.

2020 Senior Notes

On March 23, 2010, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $250,000 in aggregate principal amount of 7.375% senior notes due March 15, 2020 (the “2020 Senior Notes”). The 2020 Senior Notes were issued at 99.136% of the principal amount. The net proceeds from the issuance, along with cash on hand, were used to repurchase the 6.875% senior notes due in 2013 (the “2013 Senior Notes”) on March 23, 2010 through a redemption and tender offer. In connection with the repurchase of the 2013 Senior Notes, the Partnership recognized a loss on the extinguishment of debt of $9,473 in fiscal 2010, consisting of $7,231 for the repurchase premium and related fees, as well as the write-off of $2,242 in unamortized debt origination costs and unamortized discount. The 2020 Senior Notes require semi-annual interest payments in March and September.

The 2020 Senior Notes are redeemable, at the Partnership’s option, in whole or in part, at any time after March 15, 2015, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2015	103.688%
2016	102.459%
2017	101.229%
2018 and thereafter	100.000%

The Partnership’s obligations under the 2018 Senior Notes, 2020 Senior Notes and 2021 Senior Notes (collectively, the “Senior Notes”) are unsecured and rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The Senior Notes are structurally subordinated to, which means they rank effectively behind, any debt and other liabilities of the Operating Partnership. The Senior Notes have a change of control provision that would require the Partnership to offer to repurchase the notes at 101% of the principal amount repurchased, if a change of control, as defined in the indenture, occurs and is followed by a rating decline (a decrease in the rating of the notes by either Moody’s Investors Service or Standard and Poor’s Rating Group by one of more gradations) within 90 days of the consummation of the change of control.

Credit Agreement

The Operating Partnership has a credit agreement, as amended on January 5, 2012 and August 1, 2012 (the “Amended Credit Agreement”) that provides for a five-year $400,000 revolving credit facility (the “Revolving Credit Facility”) of which, $100,000 was outstanding as of September 29, 2012 and September 24, 2011. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

The amendment to the credit agreement on January 5, 2012 amended the previous credit agreement to, among other things, extend the maturity date from June 25, 2013 to January 5, 2017, reduce the borrowing rate and commitment fees, and amend certain affirmative and negative covenants. On the date of the January 5, 2012 amendment, the Operating Partnership had borrowings of $100,000 outstanding under the revolving credit facility of the previous credit agreement, and rolled those borrowings into the Revolving Credit Facility of the Amended Credit Agreement. In addition, at the time the January 5, 2012 amendment was entered into, the Operating Partnership had letters of credit issued under the revolving credit facility of the previous credit agreement primarily in support of retention levels under its self-insurance programs, all of which have been rolled into the Revolving Credit Facility of the Amended Credit Agreement.

On April 25, 2012, the Partnership received consents from the requisite lenders under the Amended Credit Agreement to enable it to incur additional indebtedness, make amendments to the Amended Credit Agreement to adjust certain covenants, and otherwise perform our obligations as contemplated by the Inergy Propane Acquisition. On August 1, 2012, the Operating Partnership executed an amendment to the Amended Credit Agreement to, among other things, provide for (i) a $250,000 senior secured 364-Day Facility and (ii) an increase in our revolving credit facility under the Amended Credit Agreement from $250,000 to $400,000. On the Acquisition Date, the Operating Partnership drew $225,000 on the 364-Day Facility, which was used to fund a portion of the Inergy Propane Acquisition, including costs and expenses related to the acquisition. The Partnership repaid the $225,000 of borrowings under the 364-Day Facility on August 14, 2012 with the net proceeds from the public issuance of Common Units on August 14, 2012.

The amendment to the Amended Credit Agreement on August 1, 2012 also amended certain restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, as well as certain financial covenants, including (a) requiring the Partnership’s consolidated interest coverage ratio, as defined in the amendment, to be not less than 2.0 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined in the amendment, of the Partnership from being greater than 7.0 to 1.0 as of the end of any fiscal quarter. The minimum consolidated interest coverage ratio increases over time, and commencing with the second quarter of fiscal 2015, such minimum ratio will be 2.5 to 1.0. The maximum consolidated leverage ratio decreases over time, and commencing with the first quarter of fiscal 2015, such maximum ratio will be 4.75 to 1.0. As of September 29, 2012 the minimum consolidated interest coverage ratio and maximum consolidated leverage ratio was 2.0 to 1.0 and 5.75 to 1.0, respectively.

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

In connection with the previous revolving credit facility, the Operating Partnership entered into an interest rate swap agreement with a notional amount of $100,000 and an effective date of March 31, 2010 and termination date of June 25, 2013. Under the interest rate swap agreement, the Operating Partnership will pay a fixed interest rate of 3.12% to the issuing lender on the notional principal amount outstanding, effectively fixing the LIBOR portion of the interest rate at 3.12%. In return, the issuing lender will pay to the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The interest rate swap has been designated as a cash flow hedge. In connection with the Amended Credit Agreement, the Operating Partnership entered into a forward starting interest rate swap agreement with a June 25, 2013 effective date, which coincides with the maturity of the existing interest rate swap agreement, and a maturity date of January 5, 2017. Under this forward starting interest rate swap agreement, the Operating Partnership will pay a fixed interest rate of 1.63% to the issuing lender on the notional principal amount outstanding, and the issuing lender will pay to the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The forward starting interest rate swap has been designated as a cash flow hedge.

As of September 29, 2012, the Partnership had standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $46,842 which expire periodically through September 1, 2013. Therefore, as of September 29, 2012 the Partnership had available borrowing capacity of $253,158 under the Revolving Credit Facility.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the indentures governing the Senior Notes, the Partnership is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of September 29, 2012.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, long-term borrowings are capitalized within other assets and amortized on a straight-line basis over the term of the respective debt agreements. During fiscal 2012, the Partnership capitalized $14,885 and $10,314 for costs incurred in connection with issuance of new senior notes and the amendments to the Amended Credit Agreement, respectively. The Partnership recognized charges of $2,249 to write-off unamortized debt origination costs associated with the amendments to the Amended Credit Agreement on January 5, 2012 and the repayment of borrowings under the 364-Day Facility. Other assets at September 29, 2012 and September 24, 2011 include debt origination costs with a net carrying amount of $28,076 and $7,207, respectively.

The aggregate amounts of long-term debt maturities subsequent to September 29, 2012 are as follows: fiscal 2013 through fiscal 2016: $-0-; fiscal 2017: $100,000; and thereafter: $1,250,000.

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

Restricted Unit Plans. In fiscal 2000 and fiscal 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan and 2009 Restricted Unit Plan (collectively, the “Restricted Unit Plans”), respectively, which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership. The total number of Common Units authorized for issuance under the Restricted Unit Plans was 1,902,122 as of September 29, 2012. Unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, restricted units issued under the Restricted Unit Plans vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the grant date. The Restricted Unit Plans participants are not eligible to receive quarterly distributions on, or vote their respective restricted units until vested. Restricted units cannot be sold or transferred prior to vesting. The value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period. Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plans. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

The following is a summary of activity in the Restricted Unit Plans:

		Weighted Average
		Grant Date Fair
	Units	Value Per Unit
Outstanding September 26, 2009	415,295	$28.89
Granted	160,771	32.11
Forfeited	(4,693)	(30.31)
Issued	(90,106)	(30.37)

Outstanding September 25, 2010	481,267	29.67
Granted	136,241	39.54
Forfeited	(21,290)	(33.05)
Issued	(110,795)	(27.82)

Outstanding September 24, 2011	485,423	32.71
Granted	108,674	32.60
Forfeited	(12,225)	(30.78)
Issued	(139,021)	(33.14)

Outstanding September 29, 2012	442,851	$32.68

As of September 29, 2012, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $5,430. Compensation cost associated with the unvested awards is expected to be recognized over a weighted-average period of 1.9 years. Compensation expense for the Restricted Unit Plans for fiscal 2012, 2011 and 2010 was $4,059, $3,922 and $4,005, respectively.

Long-Term Incentive Plan. The Partnership has a non-qualified, unfunded long-term incentive plan for officers and key employees (the “LTIP”) which provides for payment, in the form of cash, for an award of equity-based compensation at the end of a three-year performance period. The level of compensation earned under the LTIP is based on the market performance of the Partnership’s Common Units on the basis of total return to Unitholders (“TRU”) compared to the TRU of a predetermined peer group comprised of other publicly traded partnerships (master limited partnerships), as approved by the Compensation Committee of the Partnership’s Board of Supervisors, over the same three-year performance period. Compensation expense, which includes adjustments to previously recognized compensation expense for current period changes in the fair value of unvested awards, for fiscal 2012, 2011 and 2010 was ($340), $1,504 and $3,058, respectively. The cash payouts in fiscal 2012, 2011 and 2010, which related to the fiscal 2009, 2008 and 2007 awards, were $3,336, $2,697 and $2,741, respectively.

10. Employee Benefit Plans

Defined Contribution Plan. The Partnership has an employee Retirement Savings and Investment Plan (the “401(k) Plan”) covering most employees. Employer matching contributions relating to the 401(k) Plan are a percentage of the participating employees’ elective contributions. The percentage of the Partnership’s contributions are based on a sliding scale depending on the Partnership’s achievement of annual performance targets. These contributions totaled $1,359, $1,201 and $2,504 for fiscal 2012, 2011 and 2010, respectively.

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

Contributions, as needed, are made to a trust maintained by the Partnership. Contributions to the defined benefit pension plan are made by the Partnership in accordance with the Employee Retirement Income Security Act of 1974 minimum funding standards plus additional amounts made at the discretion of the Partnership, which may be determined from time to time. There were no minimum funding requirements for the defined benefit pension plan for fiscal 2012, 2011 or 2010. During the last decade, cash balance plans came under increased scrutiny which resulted in litigation pertaining to the cash balance feature and the Internal Revenue Service (“IRS”) issued additional regulations governing these types of plans. In fiscal 2010, the IRS completed its review of the Partnership’s defined benefit pension plan and issued a favorable determination letter pertaining to the cash balance formula. However, there can be no assurances that future legislative developments will not have an adverse effect on the Partnership’s results of operations or cash flows.

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

Projected Benefit Obligation, Fair Value of Plan Assets and Funded Status. The following tables provide a reconciliation of the changes in the benefit obligations and the fair value of the plan assets for fiscal 2012 and 2011 and a statement of the funded status for both years. Under the Partnership’s cash balance defined benefit pension plan, the accumulated benefit obligation and the projected benefit obligation are the same.

	Pension Benefits		Retiree Health and Life Benefits
	2012	2011	2012	2011
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$159,119	$157,626	$20,895	$20,932
Service cost	—	—	7	7
Interest cost	6,311	6,822	802	855
Actuarial loss (gain)	14,089	9,165	(74)	631
Lump sum benefits paid	(5,498)	(6,365)	—	—
Ordinary benefits paid	(8,115)	(8,129)	(1,398)	(1,530)

Benefit obligation at end of year	$165,906	$159,119	$20,232	$20,895

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$132,898	$139,889	$—	$—
Actual return on plan assets	14,588	7,503	—	—
Employer contributions	—	—	1,398	1,530
Lump sum benefits paid	(5,498)	(6,365)	—	—
Ordinary benefits paid	(8,115)	(8,129)	(1,398)	(1,530)

Fair value of plan assets at end of year	$133,873	$132,898	$—	$—

Funded status:
Funded status at end of year	$(32,033)	$(26,221)	$(20,232)	$(20,895)
Amounts recognized in consolidated balance sheets consist of:
Net amount recognized at end of year	$(32,033)	$(26,221)	$(20,232)	$(20,895)
Less: Current portion	—	—	1,427	1,669

Non-current benefit liability	$(32,033)	$(26,221)	$(18,805)	$(19,226)

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Actuarial net (loss) gain	$(59,397)	$(59,502)	$1,899	$1,825
Prior service credits	—	—	1,869	2,358

Net amount recognized in accumulated other comprehensive (loss) income	$(59,397)	$(59,502)	$3,768	$4,183

Amounts recognized in other comprehensive income included net actuarial losses arising during the period of $5,166 and $7,957 for pension benefits for fiscal 2012 and 2011, respectively, and net actuarial (gains) losses arising during the period of ($74) and $631 for other postretirement benefits for fiscal 2012 and 2011, respectively. The amounts in accumulated other comprehensive loss as of September 29, 2012 that are expected to be recognized as components of net periodic benefit costs during fiscal 2013 are expenses of $5,285 and credits of $(478) for pension and other postretirement benefits, respectively.

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

The following table presents the actual allocation of assets held in trust as of:

	September	September
	29, 2012	24, 2011
Fixed income securities	85%	88%
Equity securities	15%	12%

	100%	100%

In accordance with current accounting guidance, the Partnership’s valuations include the use of the funds’ reported net asset values for commingled fund investments and private investment funds. Commingled funds are valued at the net asset value for their underlying securities. The Partnership further corroborates the above valuations with observable market data using level 1 and 2 inputs within the fair value framework. The assets of the defined benefit pension plan have no significant concentration of risk and there are no restrictions on these investments.

The following table describes the measurement of the Partnership’s pension plan assets by asset category as of:

	September 29, 2012	September 24, 2011
Short term investments (1)	$1,309	$1,439

Equity securities: (1) (2)
Domestic	13,651	10,823
International	6,263	5,342
Fixed income securities (1) (3)	112,650	115,294

	$133,873	$132,898

(1)	Includes funds which are not publicly traded and are valued at the net asset value of the units provided by the fund issuer.
(2)	Includes funds which invest primarily in a diversified portfolio of publicly traded US and Non-US common stock.
(3)	Includes funds which invest primarily in publicly traded and non-publicly traded, investment grade corporate bonds, U.S. government bonds and asset-backed securities.

Projected Contributions and Benefit Payments. There are no projected minimum funding requirements under the Partnership’s defined benefit pension plan for fiscal 2013. Estimated future benefit payments for both pension and retiree health and life benefits are as follows:

Fiscal Year	Pension Benefits	Retiree Health and Life Benefits
2013	$30,486	$1,427
2014	13,702	1,369
2015	12,695	1,301
2016	12,384	1,224
2017	11,188	1,141
2018 through 2022	49,163	4,483

Estimated future pension benefit payments assumes that age 65 or older active and non-active eligible participants in the pension plan that had not received a benefit payment prior to fiscal 2013 will elect to receive a benefit payment in fiscal 2013. In addition, for all periods presented, estimated future pension benefit payments assumes that participants will elect a lump sum payment in the fiscal year that the participant becomes eligible to receive benefits.

Effect on Operations. The following table provides the components of net periodic benefit costs included in operating expenses for fiscal 2012, 2011 and 2010:

	Pension Benefits			Retiree Health and Life Benefits
	2012	2011	2010	2012	2011	2010
Service cost	$—	$—	$—	$7	$7	$7
Interest cost	6,311	6,822	7,503	802	855	1,013
Expected return on plan assets	(5,665)	(6,295)	(8,080)	—	—	—
Amortization of prior service credit	—	—	—	(490)	(490)	(490)
Settlement charge	—	—	2,818	—	—	—
Recognized net actuarial loss	5,271	4,721	5,374	—	(35)	(65)

Net periodic benefit costs	$5,917	$5,248	$7,615	$319	$337	$465

During fiscal 2012 and fiscal 2011, the amount of the pension benefit obligation settled through lump sum payments did not exceed the settlement threshold (combined service and interest costs of net periodic pension cost); therefore, a settlement charge was not required to be recognized in either of those fiscal years. During fiscal 2010, lump sum pension settlement payments to either terminated or retired individuals amounted to $7,889, which exceeded the settlement threshold of $7,503 for fiscal 2010, and as a result, the Partnership was required to recognize a non-cash settlement charge of $2,818 during fiscal 2010. The non-cash charge was required to accelerate recognition of a portion of cumulative unamortized losses in the defined benefit pension plan.

Actuarial Assumptions. The assumptions used in the measurement of the Partnership’s benefit obligations as of September 29, 2012 and September 24, 2011 are shown in the following table:

	Pension Benefits		Retiree Health and Life Benefits
	2012	2011	2012	2011
Weighted-average discount rate	3.500%	4.375%	3.000%	4.000%
Average rate of compensation increase	n/a	n/a	n/a	n/a
Health care cost trend	n/a	n/a	7.530%	7.740%

The assumptions used in the measurement of net periodic pension benefit and postretirement benefit costs for fiscal 2012, 2011 and 2010 are shown in the following table:

	Pension Benefits			Retiree Health and Life Benefits
	2012	2011	2010	2012	2011	2010
Weighted-average discount rate	4.375%	4.750%	5.125%	4.000%	4.250%	5.000%
Average rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average expected long- term rate of return on plan assets	4.800%	5.000%	6.250%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	7.740%	7.950%	8.150%

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

The 7.53% increase in health care costs assumed at September 29, 2012 is assumed to decrease gradually to 4.48% in fiscal 2028 and to remain at that level thereafter. An increase or decrease of the assumed health care cost trend rates by 1.0% in each year would have no material impact to the Partnership’s benefit obligation as of September 29, 2012 nor the aggregate of service and interest components of net periodic postretirement benefit expense for fiscal 2012. The Partnership has concluded that the prescription drug benefits within the retiree medical plan do not entitle the Partnership to an available Medicare subsidy.

11. Financial Instruments and Risk Management

Cash and Cash Equivalents. The fair value of cash and cash equivalents is not materially different from their carrying amount because of the short-term maturity of these instruments.

Derivative Instruments and Hedging Activities. The Partnership measures the fair value of its exchange-traded commodity-related options and futures contracts using Level 1 inputs, the fair value of its commodity-related swap contracts and interest rate swaps using Level 2 inputs and the fair value of its over-the-counter commodity-related options contracts using Level 3 inputs. The Partnership’s over-the-counter options contracts are valued based on an internal option model. The inputs utilized in the model are based on publicly available information as well as broker quotes.

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the consolidated balance sheet as of September 29, 2012 and September 24, 2011, respectively:

	As of September 29, 2012		As of September 24, 2011
	Location	Fair Value	Location	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$4,523	Other current assets	$4,842
	Other assets	610	Other assets	612

		$5,133		$5,454

	Location	Fair Value	Location	Fair Value
Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	$2,430	Other current liabilities	$2,662
	Other liabilities	3,047	Other liabilities	1,934

		$5,477		$4,596

Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$8,720	Other current liabilities	$2,407
	Other liabilities	22	Other liabilities	69

		$8,742		$2,476

On August 1, 2012 the Partnership executed swap agreements with a notional amount of 44,531 propane gallons to hedge exposures to fluctuations in propane prices attributable to the same number of propane gallons committed to be sold to customers at fixed prices. The fixed price sales arrangements were assumed in the Inergy Propane Acquisition.

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Fiscal 2012		Fiscal 2011
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$1,780	$118	$1,509	$30
Beginning balance realized during the period	(1,168)	(49)	(1,509)	(30)
Change in the fair value of beginning balance	1,059	120	—	—
Contracts purchased during the period	3,331	1,020	1,780	118

Ending balance of over-the-counter options	$5,002	$1,209	$1,780	$118

As of September 29, 2012 and September 24, 2011, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately 4 months.

The effect of the Partnership’s derivative instruments on the consolidated statement of operations for fiscal 2012, 2011 and 2010 are as follows:

	Amount of Gains (Losses) Recognized in OCI (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:		Location	Amount
Fiscal 2012
Interest rate swap	$(3,561)	Interest expense	$(2,680)

Fiscal 2011
Interest rate swap	$(1,177)	Interest expense	$(2,881)

Fiscal 2010
Interest rate swap	$(5,706)	Interest expense	$(3,597)

Derivatives Not Designated as Hedging Instruments:	Location of Gains (Losses) Recognized in Income	Amount of Unrealized Gains (Losses) Recognized in Income
Fiscal 2012
Commodity-related derivatives	Cost of products sold	$4,649

		$4,649

Fiscal 2011
Commodity-related derivatives	Cost of products sold	$1,431

		$1,431

Fiscal 2010
Commodity-related derivatives	Cost of products sold	$(5,400)

		$(5,400)

Concentrations. The Partnership’s principal customers are residential and commercial end users of propane and fuel oil and refined fuels served by approximately 750 locations in 41 states. No single customer accounted for more than 10% of revenues during fiscal 2012, 2011 or 2010 and no concentration of receivables exists as of September 29, 2012 or September 24, 2011.

During fiscal 2012, Targa Liquids Marketing and Trade, Enterprise Products Operating L.P., Phillips 66 and Inergy Services (a subsidiary of Inergy) accounted for 16%, 13%, 11% and 11%, respectively, of the Partnership’s propane purchases. No other single supplier accounted for more than 10% of the Partnership’s propane purchases in fiscal 2012. The Partnership believes that, if supplies from any of these suppliers were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations.

Credit Risk. Exchange-traded futures and options contracts are traded on and guaranteed by the NYMEX and as a result, have minimal credit risk. Futures contracts traded with brokers of the NYMEX require daily cash settlements in margin accounts. The Partnership is subject to credit risk with over-the-counter swaps and options contracts entered into with various third parties to the extent the counterparties do not perform. The Partnership evaluates the financial condition of each counterparty with which it conducts business and establishes credit limits to reduce exposure to credit risk based on non-performance. The Partnership does not require collateral to support the contracts.

Bank Debt and Senior Notes. The fair value of the Revolving Credit Facility approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions. Based upon quoted market prices, the fair value of the Partnership’s 2018 Senior Notes, 2020 Senior Notes and 2021 Senior Notes was $531,316, $272,500 and $542,460, respectively, as of September 29, 2012.

12. Commitments and Contingencies

Commitments. The Partnership leases certain property, plant and equipment, including portions of the Partnership’s vehicle fleet, for various periods under noncancelable leases. Rental expense under operating leases was $23,593, $18,868 and $17,561 for fiscal 2012, 2011 and 2010, respectively.

Future minimum rental commitments under noncancelable operating lease agreements as of September 29, 2012 are as follows:

Minimum
Lease
Fiscal Year	Payments
2013	$28,254
2014	23,848
2015	17,396
2016	10,188
2017	6,012
2018 and thereafter	7,306

Contingencies.

Self Insurance. As described in Note 2, the Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At September 29, 2012 and September 24, 2011, the Partnership had accrued liabilities of $54,551 and $52,841, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $17,522 and $17,513 as of September 29, 2012 and September 24, 2011, respectively.

Legal Matters. The Partnership’s operations are subject to operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. The Partnership has been, and will continue to be, a defendant in various legal proceedings and litigation as a result of these operating hazards and risks, and as a result of other aspects of its business. In this last regard, the Partnership currently is a defendant in suits in two states, including one class action and another putative class action in which the court has denied class certification without prejudice. The Partnership believes both such suits are without merit. The class action alleges several claims relating to two fees charged by the Partnership in connection with its residential propane business in California. During the fourth quarter of fiscal 2012, the Partnership entered into an agreement to settle that action on a classwide basis in return for the payment of a monetary sum and certain non-monetary consideration, and established an accrual of $4,500 for the estimated cost of the settlement. The court granted preliminary approval of the proposed settlement on November 19, 2012. In the putative class action, the Partnership has been successful in eliminating several of the claims such that only certain contractual and consumer statute claims remain. The Partnership is contesting this putative class action vigorously and has determined, based on the allegations and discovery to date, that no reserve for a loss contingency other than for legal defense fees and expenses is required.

13. Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2019. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $17,990 as of September 29, 2012. The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 29, 2012 and September 24, 2011.

14. Public Offerings

On August 14, 2012, the Partnership sold 6,300,000 Common Units in a public offering at a price of $37.61 per Common Unit realizing proceeds of $225,722, net of underwriting commissions and other offering expenses. Also on August 14, 2012, the Partnership used the net proceeds from the offering to repay its borrowings of $225,000 on August 1, 2012 under its 364-Day Facility. On August 20, 2012, following the underwriters’ exercise of their over-allotment option, the Partnership sold an additional 945,000 Common Units at $37.61 per Common Unit, generating additional net proceeds of $34,120, net of underwriting commissions.

15. Segment Information

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Year Ended
	September 29,	September 24,	September 25,
	2012	2011	2010
Revenues:
Propane	$843,648	$929,492	$885,459
Fuel oil and refined fuels	114,288	139,572	135,059
Natural gas and electricity	67,419	84,721	77,587
All other	38,103	36,767	38,589

Total revenues	$1,063,458	$1,190,552	$1,136,694

Operating income:
Propane	$143,789	$203,567	$230,717
Fuel oil and refined fuels	887	11,140	11,589
Natural gas and electricity	6,991	11,667	11,629
All other	(17,233)	(13,750)	(17,995)
Corporate	(91,533)	(69,396)	(82,572)

Total operating income	42,901	143,228	153,368
Reconciliation to net income:
Loss on debt extinguishment	2,249	—	9,473
Interest expense, net	38,633	27,378	27,397
Provision for income taxes	137	884	1,182

Net income	$1,882	$114,966	$115,316

Depreciation and amortization:
Propane	$33,585	$19,525	$17,505
Fuel oil and refined fuels	3,655	4,139	3,277
Natural gas and electricity	464	897	970
All other	339	111	261
Corporate	7,747	10,956	8,821

Total depreciation and amortization	$45,790	$35,628	$30,834

	As of
	September 29, 2012	September 24, 2011
Assets:
Propane	$2,529,021	$706,008
Fuel oil and refined fuels	101,108	44,973
Natural gas and electricity	14,777	18,675
All other	7,232	3,719
Corporate	232,310	183,084

Total assets	$2,884,448	$956,459

INDEX TO FINANCIAL STATEMENT SCHEDULE

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Page
Schedule II	Valuation and Qualifying Accounts—Years Ended September 29, 2012, September 24, 2011 and September 25, 2010	S-2

S-1

SCHEDULE II

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charged			Balance
	Beginning	(credited) to Costs	Other		at End
	of Period	and Expenses	Additions	Deductions (a)	of Period
Year Ended September 25, 2010

Allowance for doubtful accounts	$4,374	$5,141	$—	$(4,112)	$5,403
Valuation allowance for deferred tax assets	45,462	(4,806)	—	—	40,656

Year Ended September 24, 2011

Allowance for doubtful accounts	$5,403	$5,598	$—	$(4,041)	$6,960
Valuation allowance for deferred tax assets	40,656	(454)	—	—	40,202

Year Ended September 29, 2012

Allowance for doubtful accounts	$6,960	$838	$—	$(3,451)	$4,347
Valuation allowance for deferred tax assets	40,202	(8,990)	—	—	31,212

(a)	Represents amounts that did not impact earnings.

S-2