Form 10-Q
period 2012-12-29
SUBURBAN PROPANE PARTNERS LP
filed 2013-02-07
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 29, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements (“Forward-Looking Statements”) as defined in the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, relating to future business expectations and predictions and financial condition and results of operations of Suburban Propane Partners, L.P. (the “Partnership”). Some of these statements can be identified by the use of forward-looking terminology such as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “anticipates,” “expects” or “plans” or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements (statements contained in this Annual Report identifying such risks and uncertainties are referred to as “Cautionary Statements”). The risks and uncertainties and their impact on the Partnership’s results include, but are not limited to, the following risks:

•	The impact of weather conditions on the demand for propane, fuel oil and other refined fuels, natural gas and electricity;

•	Volatility in the unit cost of propane, fuel oil and other refined fuels and natural gas, the impact of the Partnership’s hedging and risk management activities, and the adverse impact of price increases on volumes as a result of customer conservation;

•	The cost savings expected from the Partnership’s most recent acquisition of the retail propane operations formerly owned by Inergy, L.P. may not be fully realized or realized within the expected time frame;

•	The revenue gained by the Partnership from the Inergy Propane acquisition may be lower than expected;

•	The costs of integrating the business acquired in the Inergy Propane acquisition into the Partnership’s existing operations may be greater than expected;

•	The ability of the Partnership to compete with other marketers and distributors of propane, fuel oil and other energy sources;

•	The impact on the price and supply of propane, fuel oil and other refined fuels from the political, military or economic instability of the oil producing nations, global terrorism and other general economic conditions;

•	The ability of the Partnership to acquire and maintain reliable transportation for its propane, fuel oil and other refined fuels;

•	The ability of the Partnership to retain customers or acquire new customers;

•	The impact of customer conservation, energy efficiency and technology advances on the demand for propane, fuel oil and other refined fuels, natural gas and electricity;

•	The ability of management to continue to control expenses;

•	The impact of changes in applicable statutes and government regulations, or their interpretations, including those relating to the environment and global warming, derivative instruments and other regulatory developments on the Partnership’s business;

•	The impact of changes in tax regulations that could adversely affect the tax treatment of the Partnership for federal income tax purposes;

•	The impact of legal proceedings on the Partnership’s business;

•	The impact of operating hazards that could adversely affect the Partnership’s operating results to the extent not covered by insurance;

•	The Partnership’s ability to make strategic acquisitions and successfully integrate them;

•	The impact of current conditions in the global capital and credit markets, and general economic pressures;

•	The operating, legal and regulatory risks the Partnership may face; and

•	Other risks referenced from time to time in filings with the Securities and Exchange Commission (“SEC”) and those factors listed or incorporated by reference into the Partnership’s Annual Report under “Risk Factors.”

Some of these Forward-Looking Statements are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Reference is also made to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 29, 2012. On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings with the SEC, press releases or oral statements made by or with the approval of one of the Partnership’s authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking Statements, which reflect management’s view only as of the date made. The Partnership undertakes no obligation to update any Forward-Looking Statement or Cautionary Statement, except as required by law. All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 29,	September 29,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$149,096	$134,317
Accounts receivable, less allowance for doubtful accounts of $4,503 and $4,347, respectively	150,347	88,944
Inventories	92,887	88,176
Other current assets	14,193	26,843

Total current assets	406,523	338,280
Property, plant and equipment, net	959,180	969,325
Goodwill	1,092,299	1,092,299
Other intangible assets, net	424,541	436,484
Other assets	46,388	48,060

Total assets	$2,928,931	$2,884,448

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$72,736	$53,141
Accrued employment and benefit costs	24,584	16,514
Customer deposits and advances	108,319	124,297
Other current liabilities	74,100	59,763

Total current liabilities	279,739	253,715
Long-term borrowings	1,420,096	1,422,078
Accrued insurance	52,853	45,960
Other liabilities	70,171	70,952

Total liabilities	1,822,859	1,792,705

Commitments and contingencies

Partners’ capital:
Common Unitholders (57,103 and 57,013 units issued and outstanding at December 29, 2012 and September 29, 2012, respectively)	1,165,273	1,152,850
Accumulated other comprehensive loss	(59,201)	(61,107)

Total partners’ capital	1,106,072	1,091,743

Total liabilities and partners’ capital	$2,928,931	$2,884,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	December 29,	December 24,
	2012	2011
Revenues
Propane	$392,785	$240,356
Fuel oil and refined fuels	62,146	30,981
Natural gas and electricity	18,389	18,051
All other	17,383	10,498

	490,703	299,886
Costs and expenses
Cost of products sold	245,100	183,574
Operating	114,936	65,942
General and administrative	17,832	12,295
Depreciation and amortization	28,359	7,785

	406,227	269,596

Operating income	84,476	30,290
Interest expense, net	24,556	6,838

Income before provision for income taxes	59,920	23,452
Provision for income taxes	132	220

Net income	$59,788	$23,232

Income per Common Unit - basic	$1.05	$0.65

Weighted average number of Common Units outstanding - basic	57,170	35,572

Income per Common Unit - diluted	$1.04	$0.65

Weighted average number of Common Units outstanding - diluted	57,347	35,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	December 29,	December 24,
	2012	2011
Net income	$59,788	$23,232
Other comprehensive income:
Net unrealized (losses) gains on cash flow hedges	(154)	317
Reclassification of realized losses on cash flow hedges into earnings	861	695
Amortization of net actuarial losses and prior service credits into earnings	1,199	1,196

Other comprehensive income	1,906	2,208

Total comprehensive income	$61,694	$25,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 29,	December 24,
	2012	2011
Cash flows from operating activities:
Net income	$59,788	$23,232
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	28,359	7,785
Other, net	(1,812)	1,712
Changes in assets and liabilities:
Accounts receivable	(61,403)	(40,581)
Inventories	(4,711)	(21,575)
Other current and noncurrent assets	7,275	2,696
Accounts payable	19,595	17,236
Accrued employment and benefit costs	8,070	(10,348)
Customer deposits and advances	(15,978)	(6,978)
Accrued insurance	5,053	(450)
Other current and noncurrent liabilities	17,301	1,948

Net cash provided by (used in) operating activities	61,537	(25,323)

Cash flows from investing activities:
Capital expenditures	(6,761)	(5,405)
Proceeds from sale of property, plant and equipment	2,758	691
Adjustment to purchase price for Inergy Propane	5,850	—

Net cash provided by (used in) investing activities	1,847	(4,714)

Cash flows from financing activities:
Partnership distributions	(48,605)	(30,226)

Net cash (used in) financing activities	(48,605)	(30,226)

Net increase (decrease) in cash and cash equivalents	14,779	(60,263)
Cash and cash equivalents at beginning of period	134,317	149,553

Cash and cash equivalents at end of period	$149,096	$89,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance at September 29, 2012	57,013	$1,152,850	$(61,107)	$1,091,743
Net income		59,788		59,788
Unrealized (losses) on cash flow hedges			(154)	(154)
Reclassification of realized losses on cash flow hedges into earnings			861	861
Amortization of net actuarial losses and prior service credits into earnings			1,199	1,199
Partnership distributions		(48,605)		(48,605)
Common Units issued under
Restricted Unit Plans	90
Compensation cost recognized under
Restricted Unit Plans, net of forfeitures		1,240		1,240

Balance at December 29, 2012	57,103	$1,165,273	$(59,201)	$1,106,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1. Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 57,102,639 Common Units outstanding at December 29, 2012. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership as amended (the “Partnership Agreement”). Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

On August 1, 2012 (the “Acquisition Date”), the Partnership completed the acquisition of the sole membership interest in Inergy Propane, LLC, including certain wholly-owned subsidiaries of Inergy Propane, LLC, and the assets of Inergy Sales and Service, Inc. The acquired interests and assets are collectively referred to as “Inergy Propane.” As of the Acquisition Date, Inergy Propane consisted of the former retail propane assets and operations of Inergy, L.P. (“Inergy”). On the Acquisition Date, Inergy Propane and its remaining wholly-owned subsidiaries acquired became subsidiaries of the Operating Partnership. The results of operations of Inergy Propane are included in the Partnership’s results of operations beginning on the Acquisition Date. See Note 3.

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). They include all adjustments that the Partnership considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 29, 2012. Due to the seasonal nature of the Partnership’s operations, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

3. Acquisition of Inergy Propane

As described in Note 1, the Partnership completed the acquisition of Inergy Propane on August 1, 2012. The acquisition of Inergy Propane was consummated pursuant to a definitive agreement dated April 25, 2012 with Inergy, Inergy GP, LLC and Inergy Sales and Service, Inc., as amended. See Note 3, “Acquisition of Inergy Propane,” included within the Notes to Consolidated Financial Statements section of our Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

The Inergy Propane acquisition is consistent with key elements of the Partnership’s strategy for operational growth, which is to focus on businesses with a relatively steady cash flow that will extend the Partnership’s presence in strategically attractive markets and complement its existing business segments.

The consolidated balance sheets at December 29, 2012 and September 29, 2012 both reflect a preliminary allocation of the purchase price to the assets acquired and liabilities assumed. The Partnership is in the process of obtaining information required to determine the fair values of certain assets and liabilities acquired, principally non-current tangible and intangible assets. The Partnership expects to finalize the determination of the Acquisition Date fair value amounts by July 31, 2013.

The following presents a comparison of the actual results for the three months ended December 29, 2012 with the unaudited pro forma combined financial information for the three months ended December 24, 2011 as if the Inergy Propane acquisition had occurred on September 26, 2010, the first day of the Partnership’s 2011 fiscal year. The unaudited pro forma combined financial information is not necessarily indicative of the results that would have occurred had the Inergy Propane acquisition occurred on the date indicated, nor is it necessarily indicative of future operating results.

	Three Months Ended
	December 29, 2012	December 24, 2011
Revenues	$490,703	$595,368
Net income	$59,788	$32,568
Income per Common Unit
Basic	$1.05	$0.58
Diluted	$1.04	$0.58

4. Financial Instruments and Risk Management

Cash and Cash Equivalents. The Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short-term maturity of these instruments.

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

Valuation of Derivative Instruments. The Partnership measures the fair value of its exchange-traded commodity-related options and futures contracts using quoted market prices found on the New York Mercantile Exchange (the “NYMEX”) (Level 1 inputs); the fair value of its commodity-related swap agreements using quoted forward prices and the fair value of its interest rate swaps using model-derived valuations driven by observable projected movements of the 3-month LIBOR (Level 2 inputs); and the fair value of its over-the-counter commodity-related options contracts using Level 3 inputs. The Partnership’s over-the-counter commodity-related options contracts are valued based on an internal option model. The inputs utilized in the model are based on publicly available information as well as broker quotes. The significant unobservable inputs used in the fair value measurements of the Partnership’s over-the-counter commodity-related options contracts are interest rate and market volatility.

The following summarizes the gross fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheet as of December 29, 2012 and September 29, 2012, respectively:

	As of December 29, 2012		As of September 29, 2012
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$2,670	Other current assets	$4,523
	Other assets	167	Other assets	610

		$2,837		$5,133

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	$2,040	Other current liabilities	$2,430
	Other liabilities	2,730	Other liabilities	3,047

Derivatives not designated as hedging instruments:		$4,770		$5,477

Commodity-related derivatives	Other current liabilities	$7,983	Other current liabilities	$8,720
	Other liabilities	97	Other liabilities	22

		$8,080		$8,742

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three Months Ended		Three Months Ended
	December 29, 2012		December 24, 2011
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$5,002	$1,209	$1,780	$118
Beginning balance realized during the period	(2,195)	(735)	(54)	—
Contracts purchased during the period	368	—	181	—
Change in the fair value of beginning balance	(437)	(250)	(508)	(30)

Ending balance of over-the-counter options	$2,738	$224	$1,399	$88

As of December 29, 2012 and September 29, 2012, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately four months.

The effect of the Partnership’s derivative instruments on the condensed consolidated statement of operations for the three months ended December 29, 2012 and December 24, 2011 are as follows:

	Three months ended December 29, 2012			Three months ended December 24, 2011
Derivatives in Cash Flow Hedging Relationships	Gains (Losses) Recognized in OCI (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI into Income		Gains (Losses) Recognized in OCI (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI into Income
		Location	Amount		Location	Amount
Interest rate swap	$(154)	Interest expense	$(861)	$317	Interest expense	$(695)

	$(154)		$(861)	$317		$(695)

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income	Amount of Unrealized Gains (Losses) Recognized in Income		Location of Gains (Losses) Recognized in Income	Amount of Unrealized Gains (Losses) Recognized in Income
Commodity-related derivatives	Cost of products sold	$(3,614)		Cost of products sold	$(1,048)

		$(3,614)			$(1,048)

Bank Debt and Senior Notes. The fair value of the borrowings under the Revolving Credit Facility (defined below) approximates the carrying value since the interest rates are periodically adjusted to reflect market conditions. Based upon quoted market prices (a Level 1 input), the fair value of the Senior Notes (defined below) of the Partnership are as follows:

	As of
	December 29,	September 29,
	2012	2012
7.5% senior notes due October 1, 2018	$538,764	$531,316
7.375% senior notes due March 15, 2020	271,250	272,500
7.375% senior notes due August 1, 2021	551,270	542,460

	$1,361,284	$1,346,276

5. Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	December 29,	September 29,
	2012	2012
Propane, fuel oil and refined fuels and natural gas	$88,912	$83,543
Appliances	3,975	4,633

	$92,887	$88,176

6. Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is subject to an impairment review at a reporting unit level, on an annual basis as of the end of fiscal July of each year, or when an event occurs or circumstances change that would indicate potential impairment.

During the first quarter of fiscal 2013, the Partnership adopted new accounting guidance related to goodwill impairment testing. Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test.

Under the two-step impairment test, the Partnership assesses the carrying value of goodwill at a reporting unit level based on an estimate of the fair value of the respective reporting unit. Fair value of the reporting unit is estimated using discounted cash flow analyses taking into consideration estimated cash flows in a ten-year projection period and a terminal value calculation at the end of the projection period. If the fair value of the reporting unit exceeds its carrying value, the goodwill associated with the reporting unit is not considered to be impaired. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized to the extent that the carrying amount of the associated goodwill, if any, exceeds the implied fair value of the goodwill.

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

	As of
	December 29,	September 29,
	2012	2012
Propane	$1,069,271	$1,069,271
Fuel oil and refined fuels	15,128	15,128
Natural gas and electricity	7,900	7,900

	$1,092,299	$1,092,299

7. Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and restricted units granted under the restricted unit plans to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under the restricted unit plans. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 176,434 and 205,790 units for the three months ended December 29, 2012 and December 24, 2011, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

8. Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	December 29,	September 29,
	2012	2012
7.5% senior notes due October 1, 2018, including unamortized premium of $32,196 and $33,366, respectively	$528,753	$529,923
7.375% senior notes due March 15, 2020, net of unamortized discount of $1,561 and $1,615, respectively	248,439	248,385
7.375% senior notes due August 1, 2021, including unamortized premium of $39,461 and $40,327, respectively	542,904	543,770
Revolving Credit Facility, due January 5, 2017	100,000	100,000

	$1,420,096	$1,422,078

Senior Notes.

2018 Senior Notes and 2021 Senior Notes

On August 1, 2012, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., issued $496,557 in aggregate principal amount of unregistered 7.5% senior notes due October 1, 2018 (the “2018 Senior Notes”) and $503,443 in aggregate principal amount of unregistered 7.375% senior notes due August 1, 2021 (the “2021 Senior Notes”) in a private placement in connection with the Inergy Propane acquisition described in Note 1. Based on market rates for similar issues, the 2018 Senior Notes and 2021 Senior Notes were valued at 106.875% and 108.125%, respectively, of the principal amount, on the date of acquisition as they were issued in exchange for Inergy’s outstanding notes, not for cash. The 2018 Senior Notes require semi-annual interest payments in April and October, and the 2021 Senior Notes require semi-annual interest payments in February and August.

On December 19, 2012, the Partnership completed an offer to exchange its existing unregistered 7.5% senior notes due 2018 and 7.375% senior notes due 2021 (the “Old Notes”) for an equal principal amount of 7.5% senior notes due 2018 and 7.375% senior notes due 2021 (the “Exchange Notes”), respectively, that have been registered under the Securities Act of 1933, as amended. The terms of the Exchange Notes are identical in all material respects (including principal amount, interest rate, maturity and redemption rights) to the Old Notes for which they were exchanged, except that the Exchange Notes generally will not be subject to transfer restrictions.

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

The Partnership’s obligations under the 2018 Senior Notes, 2020 Senior Notes and 2021 Senior Notes (collectively, the “Senior Notes”) are unsecured and rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The Senior Notes are structurally subordinated to, which means they rank effectively behind, any debt and other liabilities of the Operating Partnership. The Senior Notes each have a change of control provision that would require the Partnership to offer to repurchase the notes at 101% of the principal amount repurchased, if a change of control, as defined in the applicable indenture, occurs and is followed by a rating decline (a decrease in the rating of the notes by either Moody’s Investors Service or Standard and Poor’s Rating Group by one of more gradations) within 90 days of the consummation of the change of control.

Credit Agreement

The Operating Partnership has a credit agreement, as amended on January 5, 2012 and August 1, 2012 (the “Amended Credit Agreement”) that provides for a five-year $400,000 revolving credit facility (the “Revolving Credit Facility”) of which, $100,000 was outstanding as of December 29, 2012 and September 29, 2012. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

On August 1, 2012, the Operating Partnership executed an amendment to the Amended Credit Agreement to, among other things, provide for (i) a $250,000 senior secured 364-Day Facility and (ii) an increase in its revolving credit facility under the Amended Credit Agreement from $250,000 to $400,000. On the Acquisition Date, the Operating Partnership drew $225,000 on the 364-Day Facility, which was used to fund a portion of the Inergy Propane acquisition, including costs and expenses related to the acquisition. The Partnership repaid the $225,000 of borrowings under the 364-Day Facility on August 14, 2012 with the net proceeds from the public issuance of Common Units on August 14, 2012.

The amendment to the Amended Credit Agreement on August 1, 2012 also amended certain restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, as well as certain financial covenants, including (a) requiring the Partnership’s consolidated interest coverage ratio, as defined in the amendment, to be not less than 2.0 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined in the amendment, of the Partnership from being greater than 7.0 to 1.0 as of the end of any fiscal quarter. The minimum consolidated interest coverage ratio increases over time, and commencing with the second quarter of fiscal 2015, such minimum ratio will be 2.5 to 1.0. The maximum consolidated leverage ratio decreases over time, and commencing with the first quarter of fiscal 2015, such maximum ratio will be 4.75 to 1.0. As of December 29, 2012 the minimum consolidated interest coverage ratio and maximum consolidated leverage ratio was 2.0 to 1.0 and 5.75 to 1.0, respectively.

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

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1/2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of December 29, 2012, the interest rate for the Revolving Credit Facility was approximately 3.4%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.

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

As of December 29, 2012, the Partnership had standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $46,842 which expire periodically through September 1, 2013. Therefore, as of December 29, 2012, the Partnership had available borrowing capacity of $253,158 under the Revolving Credit Facility.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the indentures governing the Senior Notes, the Partnership is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of December 29, 2012.

The aggregate amounts of long-term debt maturities subsequent to December 29, 2012 are as follows: fiscal 2013 through fiscal 2016: $-0-; fiscal 2017: $100,000; and thereafter: $1,250,000.

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

On January 24, 2013, the Partnership announced a quarterly distribution of $0.8750 per Common Unit, or $3.50 per Common Unit on an annualized basis, in respect of the first quarter of fiscal 2013, payable on February 12, 2013 to holders of record on February 5, 2013. The annualized distribution represents an increase of $0.09 per Common Unit from the previous distribution rate, and a growth rate of 2.6% compared to the first quarter of fiscal 2012.

10. Unit-Based Compensation Arrangements

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

Restricted Unit Plans. In fiscal 2000 and fiscal 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan and 2009 Restricted Unit Plan (collectively, the “Restricted Unit Plans”), respectively, which authorize the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership. The total number of Common Units authorized for issuance under the Restricted Unit Plans was 1,902,122 as of December 29, 2012. Unless otherwise stipulated by the Compensation Committee of the Board of Supervisors on or before the grant date, restricted units issued under the Restricted Unit Plans vest over time with 25% of the Common Units vesting on each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting on the fifth anniversary of the grant date. The Restricted Unit Plans participants are not eligible to receive quarterly distributions with respect to or vote their respective restricted units until vested. Because each restricted unit represents a promise to issue a Common Unit at a future date, restricted units cannot be sold or transferred prior to vesting. The fair value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions and forfeitures during the vesting period. Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plans. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

During the three months ended December 29, 2012, the Partnership awarded 200,933 restricted units under the Restricted Unit Plans at an aggregate grant date fair value of $4,706. The following is a summary of activity for the Restricted Unit Plans for the three months ended December 29, 2012:

		Weighted Average
		Grant Date Fair
	Units	Value Per Unit
Outstanding September 29, 2012	442,851	$32.68
Awarded	200,933	23.42
Forfeited	(525)	(36.06)
Issued	(89,407)	(31.87)

Outstanding December 29, 2012	553,852	$29.45

As of December 29, 2012, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $8,877. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1.9 years. Compensation expense recognized under the Restricted Unit Plans, net of forfeitures, for the three months ended December 29, 2012, and December 24, 2011, was $1,240 and $1,203, respectively.

Long-Term Incentive Plan. The Partnership has a non-qualified, unfunded long-term incentive plan for officers and key employees (the “LTIP”) which provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period. The level of compensation earned under the LTIP is based on the market performance of the Partnership’s Common Units on the basis of total return to Unitholders (“TRU”) compared to the TRU of a predetermined peer group consisting solely of other master limited partnerships, approved by the Compensation Committee of the Board of Supervisors, over the same three-year performance period. As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense for the three months ended December 29, 2012, and December 24, 2011, was $1,283 and $589, respectively. As of December 29, 2012 and September 29, 2012, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $2,771 and $1,488, respectively, related to estimated future payments under the LTIP.

11. Commitments and Contingencies

Self-Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of December 29, 2012 and September 29, 2012, the Partnership had accrued insurance liabilities of $59,604 and $54,551, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $17,872 and $17,522 as of December 29, 2012 and September 29, 2012, respectively.

Legal Matters. The Partnership’s operations are subject to operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. The Partnership has been, and will continue to be, a defendant in various legal proceedings and litigation as a result of these operating hazards and risks, and as a result of other aspects of its business. In this last regard, the Partnership currently is a defendant in commercial suits in two states, including one class action and another putative class action in which the court has denied class certification without prejudice. The Partnership believes both such suits are without merit. The class action alleges several claims relating to two fees charged by the Partnership in connection with its residential propane business in California. During the fourth quarter of fiscal 2012, to avoid both the continued expenses and burden of defending that action and the uncertainty inherent in all litigations, the Partnership entered into an agreement to settle that California action on a class-wide basis in return for the payment of a monetary sum and certain non-monetary consideration, and established an accrual of $4,500 for the estimated cost of the settlement. The court granted preliminary approval of the proposed settlement on November 19, 2012. In the putative class action, the Partnership has been successful in eliminating several of the claims such that only certain contractual and consumer statute claims remain. The Partnership is contesting this putative class action vigorously and has determined, based on the allegations and discovery to date, that no reserve for a loss contingency other than for legal defense fees and expenses is required.

12. Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2019. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $17,885 as of December 29, 2012. The fair value of residual value guarantees for outstanding operating leases was de minimis as of December 29, 2012 and September 29, 2012.

13. Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 29,	December 24,	December 29,	December 24,
	2012	2011	2012	2011
Service cost	$—	$—	$2	$2
Interest cost	1,307	1,578	146	200
Expected return on plan assets	(1,320)	(1,416)	—	—
Amortization of prior service credit	—	—	(122)	(122)
Recognized net actuarial loss	1,321	1,318	—	—

Net periodic benefit cost	$1,308	$1,480	$26	$80

There are no projected minimum employer cash contribution requirements under ERISA laws for fiscal 2013 under the Partnership’s defined benefit pension plan. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2013 is $1,427, of which $289 has been contributed during the three months ended December 29, 2012.

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

15. Segment Information

The Partnership manages and evaluates its operations in five operating segments, three of which are reportable segments: Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity. The chief operating decision maker evaluates performance of the operating segments using a number of performance measures, including gross margins and income before interest expense and provision for income taxes (operating profit). Costs excluded from these profit measures are captured in Corporate and include corporate overhead expenses not allocated to the operating segments. Unallocated corporate overhead expenses include all costs of back office support functions that are reported as general and administrative expenses within the consolidated statements of operations. In addition, certain costs associated with field operations support that are reported in operating expenses within the consolidated statements of operations, including purchasing, training and safety, are not allocated to the individual operating segments. Thus, operating profit for each operating segment includes only the costs that are directly attributable to the operations of the individual segment. The accounting policies of the operating segments are otherwise the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

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

Activities in the “all other” category include the Partnership’s service business, which is primarily engaged in the sale, installation and servicing of a wide variety of home comfort equipment, particularly in the areas of heating and ventilation, and activities from the Partnership’s franchising subsidiary, Suburban Cylinder Express.

The following table presents certain relevant financial information by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended
	December 29,	December 24,
	2012	2011
Revenues:
Propane	$392,785	$240,356
Fuel oil and refined fuels	62,146	30,981
Natural gas and electricity	18,389	18,051
All other	17,383	10,498

Total revenues	$490,703	$299,886

Operating income:
Propane	$106,308	$43,498
Fuel oil and refined fuels	699	2,466
Natural gas and electricity	2,566	2,704
All other	(4,849)	(2,597)
Corporate	(20,248)	(15,781)

Total operating income	84,476	30,290

Reconciliation to net income:
Interest expense, net	24,556	6,838
Provision for income taxes	132	220

Net income	$59,788	$23,232

Depreciation and amortization:
Propane	$22,522	$4,913
Fuel oil and refined fuels	1,591	542
Natural gas and electricity	78	224
All other	63	33
Corporate	4,105	2,073

Total depreciation and amortization	$28,359	$7,785

	As of
	December 29,	September 29,
	2012	2012
Assets:
Propane	$2,562,509	$2,529,021
Fuel oil and refined fuels	109,040	101,108
Natural gas and electricity	17,757	14,777
All other	5,514	7,232
Corporate	234,111	232,310

Total assets	$2,928,931	$2,884,448

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three months ended December 29, 2012. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

Executive Overview

The following are factors that regularly affect our operating results and financial condition. In addition, our business is subject to the risks and uncertainties described in Item 1A included in the Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included within the Notes to Consolidated Financial Statements section of our Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring management to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We are also subject to risks and uncertainties that may cause actual results to differ from estimated results. Estimates have been made by us in the areas of self-insurance and litigation reserves, pension and other postretirement benefit liabilities and costs, valuation of derivative instruments, depreciation and amortization of long-lived assets, asset impairment assessments, tax valuation allowances, allowances for doubtful accounts, and purchase price allocation for acquired businesses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any effects on our financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known to us. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Supervisors.

Results of Operations and Financial Condition

Our results of operations and financial condition for the quarterly period ended December 29, 2012 were significantly affected by the retail propane assets and operations of Inergy, L.P. (“Inergy”) that we acquired on August 1, 2012 (the “Acquisition Date”). The acquired interests and assets are collectively referred to as “Inergy Propane”. See Note 3, “Acquisition of Inergy Propane,” included within the Notes to Consolidated Financial Statements section of our Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

Net income for the three months ended December 29, 2012 amounted to $59.8 million, or $1.05 per Common Unit, compared to $23.2 million, or $0.65 per Common Unit in the prior year first quarter. Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) for the first quarter of fiscal 2013 amounted to $116.4 million, compared to $39.1 million in the prior year first quarter, an increase of $77.3 million.

Retail propane gallons sold in the first quarter of fiscal 2013 increased 79.6 million gallons, to 153.9 million gallons from 74.3 million gallons in the prior year first quarter. Sales of fuel oil and other refined fuels increased 8.2 million gallons, to 15.9 million gallons compared to 7.7 million gallons in the prior year first quarter. According to the National Oceanic and Atmospheric Administration, average temperatures (as measured by heating degree days) across all of our service territories during the first quarter of fiscal 2013 were 9% warmer than normal, compared to the prior year first quarter in which average temperatures were 13% warmer than normal. While average temperatures during the first quarter of fiscal 2013 were 4% cooler than the first quarter of fiscal 2012, volumes sold did not benefit from the slight improvement in weather patterns as temperatures remained unseasonably warm compared to normal, particularly during the month of December 2012. Therefore, the increase in volumes sold compared to the prior year first quarter was almost entirely attributable to the addition of Inergy Propane.

Despite the increased size of our business and the resulting increased working capital needs, we funded all working capital requirements with cash on hand without the need to borrow under our working capital facility and ended the first quarter of fiscal 2013 with $149.1 million of cash. On January 24, 2013, we announced that our Board of Supervisors had declared the 29th increase (since our recapitalization in 1999) in our quarterly distribution from $0.8525 to $0.8750 per Common Unit for the three months ended December 29, 2012. On an annualized basis, this distribution rate equates to $3.50 per Common Unit, or 2.6% higher than the distribution rate at the end of the first quarter of fiscal 2012. The $0.8750 per Common Unit distribution is payable on February 12, 2013 to Common Unitholders of record as of February 5, 2013.

Our anticipated cash requirements for the remainder of fiscal 2013 include: (i) maintenance and growth capital expenditures of approximately $44.2 million; (ii) interest payments of approximately $88.4 million; and (iii) cash distributions of approximately $149.9 million to our Common Unitholders based on the current quarterly distribution rate of $0.8750 per Common Unit. As of December 29, 2012, we had unused borrowing capacity under our Revolving Credit Facility of $253.2 million, after considering outstanding letters of credit of $46.8 million and outstanding borrowings of $100.0 million.

Three Months Ended December 29, 2012 Compared to Three Months Ended December 24, 2011

Revenues

	Three Months Ended
	December 29,	December 24,		Percent
(Dollars in thousands)	2012	2011	Increase	Increase
Revenues
Propane	$392,785	$240,356	$152,429	63.4%
Fuel oil and refined fuels	62,146	30,981	31,165	100.6%
Natural gas and electricity	18,389	18,051	338	1.9%
All other	17,383	10,498	6,885	65.6%

Total revenues	$490,703	$299,886	$190,817	63.6%

Total revenues increased $190.8 million, or 63.6%, to $490.7 million for the first quarter of fiscal 2013 compared to $299.9 million for the prior year first quarter, primarily due to higher propane and fuel oil and refined fuels volumes sold, offset to an extent by lower average selling prices. As discussed above, the increase in volumes sold was almost entirely due to the addition of the Inergy Propane business.

Revenues from the distribution of propane and related activities of $392.8 million for the first quarter of fiscal 2013 increased $152.4 million, or 63.4%, compared to $240.4 million in the prior year first quarter, primarily due to higher volumes sold, partially offset by lower average selling prices attributable to lower wholesale product costs. Retail propane gallons sold in the first quarter of fiscal 2013 increased 79.7 million gallons, or 107.2%, to 153.9 million gallons from 74.2 million gallons in the prior year first quarter, primarily as a result of the addition of Inergy Propane. Average propane selling prices for the first quarter of fiscal 2013 decreased 18.7% compared to the prior year first quarter due to lower product costs. Included within the propane segment are revenues from other propane activities of $21.3 million for the first quarter of fiscal 2013, which increased $1.5 million compared to the prior year first quarter.

Revenues from the distribution of fuel oil and refined fuels of $62.1 million for the first quarter of fiscal 2013 increased $31.2 million, or 100.6%, from $30.9 million in the prior year first quarter, primarily due to higher volumes sold, offset to an extent by lower average selling prices. Fuel oil and refined fuels gallons sold in the first quarter of fiscal 2013 increased 8.2 million gallons, or 106.4%, to 15.9 million gallons from 7.7 million gallons in the prior year first quarter, primarily as a result of the addition of Inergy Propane. Average selling prices in our fuel oil and refined fuels segment in the first quarter of fiscal 2013 decreased 2.9% compared to the prior year first quarter.

Revenues in our natural gas and electricity segment of $18.4 million in the first quarter of fiscal 2013 were relatively flat compared to the prior year first quarter.

Cost of Products Sold

	Three Months Ended
	December 29,	December 24,		Percent
(Dollars in thousands)	2012	2011	Increase	Increase
Cost of products sold
Propane	$174,616	$143,479	$31,137	21.7%
Fuel oil and refined fuels	51,478	24,170	27,308	113.0%
Natural gas and electricity	12,710	12,626	84	0.7%
All other	6,296	3,299	2,997	90.8%

Total cost of products sold	$245,100	$183,574	$61,526	33.5%

As a percent of total revenues	49.9%	61.2%

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

Average posted prices for propane in the first quarter of fiscal 2013 were 38.5% lower than the prior year first quarter, and average prices for fuel oil in the first quarter of fiscal 2013 were 2.4% higher than the prior year first quarter. Total cost of products sold increased $61.5 million, or 33.5%, to $245.1 million in the first quarter of fiscal 2013 compared to $183.6 million in the prior year first quarter, primarily due to higher volumes sold, offset to an extent by lower propane product costs. In addition, the net change in the fair value of derivative instruments resulted in unrealized (non-cash) losses of $3.6 million and $1.0 million in the first quarter of fiscal 2013 and fiscal 2012, respectively, resulting in an increase of $2.6 million in cost of products sold in the first quarter of fiscal 2013 compared to the prior year first quarter. The net change in the fair value of derivative instruments during the first quarters of fiscal 2013 and 2012 had a de minimis impact on the fuel oil segment; therefore, the aforementioned changes in cost of products sold were reported in the propane segment.

Cost of products sold associated with the distribution of propane and related activities of $174.6 million for the first quarter of fiscal 2013 increased $31.1 million, or 21.7%, compared to the prior year first quarter. Higher propane volumes sold resulted in an increase of $138.8 million in cost of products sold during the first quarter of fiscal 2013 compared to the prior year first quarter. The impact of the increase in volumes sold was partially offset by lower average propane costs, which resulted in a $99.8 million decrease in cost of products sold during the first quarter of fiscal 2013 compared to the prior year first quarter. Cost of products sold from other propane activities decreased $10.5 million in the first quarter of fiscal 2013 compared to the prior year first quarter.

Cost of products sold associated with our fuel oil and refined fuels segment of $51.5 million for the first quarter of fiscal 2013 increased $27.3 million, or 113.0%, compared to the prior year first quarter. Higher fuel oil and refined fuels volumes sold and higher average fuel oil and refined fuels costs resulted in an increase of $25.7 million and $1.6 million, respectively, in cost of products sold during the first quarter of fiscal 2013 compared to the prior year first quarter.

Cost of products sold in our natural gas and electricity segment of $12.7 million for the first quarter of fiscal 2013 were flat compared to the prior year first quarter.

For the first quarter of fiscal 2013, total cost of products sold as a percent of total revenues decreased 11.3 percentage points to 49.9% from 61.2% in the prior year first quarter. The decrease in cost of products sold as a percentage of revenues was primarily attributable to the decline in propane wholesale product costs outpacing the decline in propane average selling prices.

Operating Expenses

	Three Months Ended
	December 29,	December 24,		Percent
(Dollars in thousands)	2012	2011	Increase	Increase
Operating expenses	$114,936	$65,942	$48,994	74.3%
As a percent of total revenues	23.4%	22.0%

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

Operating expenses of $114.9 million in the first quarter of fiscal 2013 increased $49.0 million, or 74.3%, compared to $65.9 million in the prior year first quarter primarily due to the addition of Inergy Propane, and were primarily comprised of compensation and benefits of field level personnel, costs of operating and maintaining vehicles, and general, auto and product liability insurance.

General and Administrative Expenses

	Three Months Ended
	December 29,	December 24,		Percent
(Dollars in thousands)	2012	2011	Increase	Increase
General and administrative expenses	$17,832	$12,295	$5,537	45.0%
As a percent of total revenues	3.6%	4.1%

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

General and administrative expenses of $17.8 million for first quarter of fiscal 2013 increased $5.5 million compared to $12.3 million in the prior year first quarter, primarily due to higher variable compensation associated with higher earnings, as well as higher professional services expenses associated with the integration of the Inergy Propane operations. In addition, general and administrative expenses for the first quarter of fiscal 2013 include a $2.2 million gain on sale of asset.

Depreciation and Amortization

	Three Months Ended
	December 29,	December 24,		Percent
(Dollars in thousands)	2012	2011	Increase	Increase
Depreciation and amortization	$28,359	$7,785	$20,574	264.3%
As a percent of total revenues	5.8%	2.6%

Depreciation and amortization expense of $28.4 million for the first quarter of fiscal 2013 increased $20.6 million compared to the prior year first quarter, primarily as a result of the acquired tangible and identifiable intangible assets of Inergy Propane.

Interest Expense, net

	Three Months Ended
	December 29,	December 24,		Percent
(Dollars in thousands)	2012	2011	Increase	Increase
Interest expense, net	$24,556	$6,838	$17,718	259.1%
As a percent of total revenues	5.0%	2.3%

Net interest expense of $24.6 million for the first quarter of fiscal 2013 increased $17.7 million compared to the prior year first quarter, primarily due to the issuance of $496.6 million in aggregate principal amount of 7.5% senior notes due October 1, 2018 and $503.4 million in aggregate principal amount of 7.375% senior notes due August 1, 2021 in connection with the acquisition of Inergy Propane on August 1, 2012, offset to an extent by a decrease in the interest rate on borrowings under our revolving credit facility as a result of the amendment to the credit agreement that was executed on January 5, 2012. See Liquidity and Capital Resources below for additional discussion.

Net Income and EBITDA

Net income for the first quarter of fiscal 2013 amounted to $59.8 million, or $1.05 per Common Unit, compared to net income of $23.2 million, or $0.65 per Common Unit, in the prior year first quarter. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the first quarter of fiscal 2013 amounted to $112.8 million, compared to $38.1 million in the prior year first quarter. Adjusted EBITDA, as calculated below, amounted to $116.4 million for the first quarter of fiscal 2013 compared to $39.1 million in the prior year first quarter.

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

The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of Adjusted EBITDA, as so calculated, to our net cash provided by (used in) operating activities:

	Three Months Ended
	December 29,	December 24,
(Dollars in thousands)	2012	2011
Net income	$59,788	$23,232
Add:
Provision for income taxes	132	220
Interest expense, net	24,556	6,838
Depreciation and amortization	28,359	7,785

EBITDA	112,835	38,075
Unrealized (non-cash) losses on changes in fair value of derivatives	3,614	1,048

Adjusted EBITDA	116,449	39,123
Add (subtract):
Provision for income taxes	(132)	(220)
Interest expense, net	(24,556)	(6,838)
Unrealized (non-cash) (losses) on changes in fair value of derivatives	(3,614)	(1,048)
Compensation cost recognized under Restricted Unit Plans	1,240	1,203
(Gain) on disposal of property, plant and equipment, net	(2,267)	(32)
Changes in working capital and other assets and liabilities	(25,583)	(57,511)

Net cash provided by (used in) operating activities	$61,537	$(25,323)

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first quarter of fiscal 2013 was $61.5 million, compared to net cash used in operating activities of $25.3 million in the prior year first quarter. The increase in net cash provided by operating activities was primarily attributable to an increase in earnings in the first quarter of fiscal 2013 compared to the prior year first quarter. In addition, average posted prices for propane during the first quarter of fiscal 2013 decreased 38.5% compared to the first quarter of the prior year, which resulted in a substantial reduction in working capital requirements year over year. Also, cash flows from operating activities for the first quarter of fiscal 2013 benefited to an extent by the realization of working capital acquired in the Inergy Propane acquisition.

Investing Activities. Net cash provided by investing activities of $1.8 million for the first quarter of fiscal 2013 consisted of $5.8 million in net proceeds from Inergy as a result of a purchase price adjustment attributable to the working capital of Inergy Propane, and $2.8 million in net proceeds from the sale of property, plant and equipment, partially offset by capital expenditures of $6.8 million (including approximately $1.5 million for maintenance expenditures and $5.3 million to support the growth of operations). Net cash used in investing activities of $4.7 million for the first quarter of fiscal 2012 consisted of capital expenditures of $5.4 million (including $1.9 million for maintenance expenditures and $3.5 million to support the growth of operations), partially offset by $0.7 million in net proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash used in financing activities for the first quarter of fiscal 2013 of $48.6 million reflects the quarterly distribution to Common Unitholders at a rate of $0.8525 per Common Unit paid in respect of the fourth quarter of fiscal 2012. Net cash used in financing activities for the first quarter of fiscal 2012 of $30.2 million reflects the quarterly distribution to Common Unitholders at a rate of $0.8525 per Common Unit paid in respect of the fourth quarter of fiscal 2011.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of December 29, 2012, our long-term debt consisted of $496.6 million in aggregate principal amount of 7.5% senior notes due October 1, 2018, $250.0 million in aggregate principal amount of 7.375% senior notes due March 15, 2020, $503.4 million in aggregate principal amount of 7.375% senior notes due August 1, 2021 and $100.0 million outstanding under our senior secured Revolving Credit Facility.

Senior Notes

2018 Senior Notes and 2012 Senior Notes

On August 1, 2012, we and our 100%-owned subsidiary, Suburban Energy Finance Corp., issued $496.6 million in aggregate principal amount of unregistered 7.5% senior notes due October 1, 2018 (the “2018 Senior Notes”) and $503.4 million in aggregate principal amount of unregistered 7.375% senior notes due August 1, 2021 (the “2021 Senior Notes”) in a private placement in connection with the Inergy Propane acquisition. The 2018 Senior Notes require semi-annual interest payments in April and October, and the 2021 Senior Notes require semi-annual interest payments in February and August.

On December 19, 2012, we completed an offer to exchange our existing unregistered 7.5% senior notes due 2018 and 7.375% senior notes due 2021 (collectively, the “Old Notes”) for an equal principal amount of 7.5% senior notes due 2018 and 7.375% senior notes due 2021 (collectively, the “Exchange Notes”), respectively, that have been registered under the Securities Act of 1933, as amended. The terms of the Exchange Notes are identical in all material respects (including principal amount, interest rate, maturity and redemption rights) to the Old Notes for which they were exchanged, except that the Exchange Notes generally will not be subject to transfer restrictions.

2020 Senior Notes

On March 23, 2010, we and our 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $250.0 million in aggregate principal amount of 7.375% senior notes due March 15, 2020 (the “2020 Senior Notes”). The 2020 Senior Notes require semi-annual interest payments in March and September.

Our obligations under the 2018 Senior Notes, 2020 Senior Notes and 2021 Senior Notes (collectively, the “Senior Notes”) are unsecured and rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The Senior Notes are structurally subordinated to, which means they rank effectively behind, any debt and other liabilities of the Operating Partnership. The Senior Notes each have a change of control provision that would require us to offer to repurchase the notes at 101% of the principal amount repurchased, if a change of control, as defined in the applicable indenture, occurs and is followed by a rating decline (a decrease in the rating of the notes by either Moody’s Investors Service or Standard and Poor’s Rating Group by one of more gradations) within 90 days of the consummation of the change of control.

Credit Agreement

Our Operating Partnership has a credit agreement, as amended on January 5, 2012 and August 1, 2012 (the “Amended Credit Agreement”) that provides for a five-year $400.0 million revolving credit facility (the “Revolving Credit Facility”) of which, $100.0 million was outstanding as of December 29, 2012. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. Our Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. Our Operating Partnership has the right to prepay loans under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. We have standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $46.8 million primarily in support of retention levels under our self-insurance programs, which expire periodically through September 1, 2013. Therefore, as of December 29, 2012, we had available borrowing capacity of $253.2 million under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1/2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of December 29, 2012, the interest rate for the Revolving Credit Facility was approximately 3.4%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.

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

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the indentures governing the Senior Notes, the Partnership is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We and our Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of December 29, 2012.

Partnership Distributions

We are required to make distributions in an amount equal to all of our Available Cash, as defined in our Third Amended and Restated Partnership Agreement, as amended (the “Partnership Agreement”), no more than 45 days after the end of each fiscal quarter to holders of record on the applicable record dates. Available Cash, as defined in the Partnership Agreement, generally means all cash on hand at the end of the respective fiscal quarter less the amount of cash reserves established by the Board of Supervisors in its reasonable discretion for future cash requirements. These reserves are retained for the proper conduct of our business, the payment of debt principal and interest and for distributions during the next four quarters. The Board of Supervisors reviews the level of Available Cash on a quarterly basis based upon information provided by management.

On January 24, 2013, we announced a quarterly distribution of $0.8750 per Common Unit, or $3.50 on an annualized basis, in respect of the first quarter of fiscal 2013 payable on February 12, 2013 to holders of record on February 5, 2013. The annualized distribution represents an increase of $0.09 per Common Unit from the previous distribution rate, representing the twenty-ninth increase since our recapitalization in 1999 and a growth rate of 2.6% in the quarterly distribution rate compared to the first quarter of fiscal 2012.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000. At December 29, 2012, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $32.0 million and $20.1 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At December 29, 2012, we had accrued insurance liabilities of $59.6 million, and an insurance recovery asset of $17.9 million related to the amount of the liability expected to be covered by insurance carriers.

Legal Matters

Our operations are subject to operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. We have been, and will continue to be, a defendant in various legal proceedings and litigation as a result of these operating hazards and risks, and as a result of other aspects of our business. In this last regard, we currently are a defendant in commercial suits in two states, including one class action and another putative class action in which the court has denied class certification without prejudice. We believe both such suits are without merit. The class action alleges several claims relating to two fees charged by us in connection with our residential propane business in California. During the fourth quarter of fiscal 2012, to avoid both the continued expenses and burden of defending that action and the uncertainty inherent in all litigations, we entered into an agreement to settle that California action on a class-wide basis in return for the payment of a monetary sum and certain non-monetary consideration, and established an accrual of $4.5 million for the estimated cost of the settlement. The court granted preliminary approval of the proposed settlement on November 19, 2012. In the putative class action, we have been successful in eliminating several of the claims such that only certain contractual and consumer statute claims remain. We are contesting this putative class action vigorously and have determined, based on the allegations and discovery to date, that no reserve for a loss contingency other than for legal defense fees and expenses is required.

Off-Balance Sheet Arrangements

Guarantees

We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2019. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was approximately $17.9 million as of December 29, 2012. The fair value of residual value guarantees for outstanding operating leases was de minimis as of December 29, 2012.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1/2 of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the total ratio of debt to EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. The interest rate swaps have been designated as a cash flow hedge. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At December 29, 2012, the fair value of the interest rate swaps was $4.8 million representing an unrealized loss and is included within other current liabilities and other liabilities, as applicable, with a corresponding debit in OCI.

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

Sensitivity Analysis

In an effort to estimate our exposure to unfavorable market price changes in commodities related to our open positions under derivative instruments, we developed a model that incorporates the following data and assumptions:

A.	The fair value of open positions as of December 29, 2012.

B.	The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, a hypothetical 10% adverse change in market prices for which futures and option contracts exists indicates potential future losses in future earnings of $0.3 million as of December 29, 2012. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 29, 2012. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of December 29, 2012. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of December 29, 2012, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 29, 2012 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting. The Partnership also is moving forward with its plans to integrate the business operations of Inergy Propane, including evaluating if any changes to the control environment over financial reporting are required.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, Note 11 to the Condensed Consolidated Financial Statements, of this Form 10-Q is hereby incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

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

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document (Filed herewith)

XBRL Taxonomy Extension Schema Document (Filed herewith)

XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith)

XBRL Taxonomy Extension Definition Linkbase Document (Filed herewith)

XBRL Taxonomy Extension Label Linkbase Document (Filed herewith)

XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUBURBAN PROPANE PARTNERS, L.P.

February 7, 2013	By:	/s/ MICHAEL A. STIVALA
Date		Michael A. Stivala
Chief Financial Officer

February 7, 2013	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Vice President and Chief Accounting Officer