Form 10-Q
period 2013-03-30
SUBURBAN PROPANE PARTNERS LP
filed 2013-05-09
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2013

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

•

The cost savings expected from the Partnership’s most recent acquisition of the retail propane operations formerly owned by Inergy, L.P. (“Inergy Propane”) may not be fully realized or realized within the expected time frame;

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

•	The impact of changes in tax laws that could adversely affect the tax treatment of the Partnership for income tax purposes;

•	The impact of legal proceedings on the Partnership’s business;

•	The impact of operating hazards that could adversely affect the Partnership’s operating results to the extent not covered by insurance;

•	The Partnership’s ability to make strategic acquisitions and successfully integrate them;

•	The impact of current conditions in the global capital and credit markets, and general economic pressures;

•	The operating, legal and regulatory risks the Partnership may face; and

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

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 30,	September 29,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$166,558	$134,317
Accounts receivable, less allowance for doubtful accounts of $6,135 and $4,347, respectively	191,539	88,944
Inventories	75,409	88,176
Other current assets	22,677	26,843

Total current assets	456,183	338,280
Property, plant and equipment, net	947,261	969,325
Goodwill	1,092,299	1,092,299
Other intangible assets, net	412,133	436,484
Other assets	47,903	48,060

Total assets	$2,955,779	$2,884,448

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$76,557	$53,141
Accrued employment and benefit costs	24,193	16,514
Customer deposits and advances	62,791	124,297
Other current liabilities	60,756	59,763

Total current liabilities	224,297	253,715
Long-term borrowings	1,418,096	1,422,078
Accrued insurance	54,021	45,960
Other liabilities	68,724	70,952

Total liabilities	1,765,138	1,792,705

Commitments and contingencies
Partners’ capital:
Common Unitholders (57,121 and 57,013 units issued and outstanding at March 30, 2013 and September 29, 2012, respectively)	1,247,633	1,152,850
Accumulated other comprehensive loss	(56,992)	(61,107)

Total partners’ capital	1,190,641	1,091,743

Total liabilities and partners’ capital	$2,955,779	$2,884,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	March 30,	March 24,
	2013	2012
Revenues
Propane	$540,537	$283,759
Fuel oil and refined fuels	92,795	43,748
Natural gas and electricity	29,732	21,708
All other	15,362	8,411

	678,426	357,626
Costs and expenses
Cost of products sold	346,999	208,401
Operating	126,371	71,293
General and administrative	19,763	14,158
Depreciation and amortization	29,648	7,649

	522,781	301,501
Operating income	155,645	56,125
Loss on debt extinguishment	—	507
Interest expense, net	24,343	6,425

Income before provision for (benefit from) income taxes	131,302	49,193
Provision for (benefit from) income taxes	150	(380)

Net income	$131,152	$49,573

Income per Common Unit—basic	$2.29	$1.39

Weighted average number of Common Units outstanding—basic	57,185	35,600

Income per Common Unit—diluted	$2.28	$1.38

Weighted average number of Common Units outstanding—diluted	57,441	35,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Six Months Ended
	March 30,	March 24,
	2013	2012
Revenues
Propane	$933,322	$524,115
Fuel oil and refined fuels	154,941	74,729
Natural gas and electricity	48,121	39,759
All other	32,745	18,909

	1,169,129	657,512
Costs and expenses
Cost of products sold	592,099	391,975
Operating	241,307	137,235
General and administrative	37,595	26,453
Depreciation and amortization	58,007	15,434

	929,008	571,097
Operating income	240,121	86,415
Loss on debt extinguishment	—	507
Interest expense, net	48,899	13,263

Income before provision for (benefit from) income taxes	191,222	72,645
Provision for (benefit from) income taxes	282	(160)

Net income	$190,940	$72,805

Income per Common Unit—basic	$3.34	$2.05

Weighted average number of Common Units outstanding—basic	57,169	35,588

Income per Common Unit—diluted	$3.33	$2.03

Weighted average number of Common Units outstanding—diluted	57,392	35,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	March 30,	March 24,	March 30,	March 24,
	2013	2012	2013	2012
Net income	$131,152	$49,573	$190,940	$72,805
Other comprehensive income:
Net unrealized gains (losses) on cash flow hedges	270	(695)	116	(378)
Reclassification of realized losses on cash flow hedges into earnings	740	643	1,601	1,338
Amortization of net actuarial losses and prior service credits into earnings	1,199	1,194	2,398	2,390

Other comprehensive income	2,209	1,142	4,115	3,350

Total comprehensive income	$133,361	$50,715	$195,055	$76,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 30,	March 24,
	2013	2012
Cash flows from operating activities:
Net income	$190,940	$72,805
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	58,007	15,434
Loss on debt extinguishment	—	507
Other, net	(1,764)	5,153
Changes in assets and liabilities:
Accounts receivable	(102,595)	(40,213)
Inventories	12,767	(1,380)
Other current and noncurrent assets	(3,922)	5,139
Accounts payable	23,416	(3,248)
Accrued employment and benefit costs	7,679	(8,119)
Customer deposits and advances	(61,506)	(22,508)
Accrued insurance	8,061	(1,673)
Other current and noncurrent liabilities	2,880	(4,849)

Net cash provided by operating activities	133,963	17,048

Cash flows from investing activities:
Capital expenditures	(12,894)	(9,367)
Proceeds from sale of property, plant and equipment	3,892	1,878
Adjustment to purchase price for Inergy Propane	5,850	—

Net cash (used in) investing activities	(3,152)	(7,489)

Cash flows from financing activities:
Repayments of long-term borrowings	—	(100,000)
Proceeds from long-term borrowings	—	100,000
Issuance costs associated with long-term borrowings	—	(2,420)
Partnership distributions	(98,570)	(60,490)

Net cash (used in) financing activities	(98,570)	(62,910)

Net increase (decrease) in cash and cash equivalents	32,241	(53,351)
Cash and cash equivalents at beginning of period	134,317	149,553

Cash and cash equivalents at end of period	$166,558	$96,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance at September 29, 2012	57,013	$1,152,850	$(61,107)	$1,091,743
Net income		190,940		190,940
Unrealized gains on cash flow hedges			116	116
Reclassification of realized losses on cash flow hedges into earnings			1,601	1,601
Amortization of net actuarial losses and prior service credits into earnings			2,398	2,398
Partnership distributions		(98,570)		(98,570)
Common Units issued under
Restricted Unit Plans	108
Compensation cost recognized under
Restricted Unit Plans, net of forfeitures		2,413		2,413

Balance at March 30, 2013	57,121	$1,247,633	$(56,992)	$1,190,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1. Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 57,121,392 Common Units outstanding at March 30, 2013. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership as amended (the “Partnership Agreement”). Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

On August 1, 2012 (the “Acquisition Date”), the Partnership completed the acquisition of the sole membership interest in Inergy Propane, LLC, including certain wholly-owned subsidiaries of Inergy Propane, LLC, and the assets of Inergy Sales and Service, Inc. The acquired interests and assets are collectively referred to as “Inergy Propane.” As of the Acquisition Date, Inergy Propane consisted of the former retail propane assets and operations of Inergy, L.P. (“Inergy”). On the Acquisition Date, Inergy Propane and its remaining wholly-owned subsidiaries which were acquired became subsidiaries of the Operating Partnership, but were merged into the Operating Partnership on April 30, 2013. The results of operations of Inergy Propane are included in the Partnership’s results of operations beginning on the Acquisition Date. See Note 3.

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

Recently Issued Accounting Pronouncements.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) regarding disclosures about offsetting assets and liabilities (“ASU 2011-11”). The new guidance requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. The amendments, further clarified with ASU 2013-01, will enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with other US GAAP or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether or not they are offset in the balance sheet. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, which will be the Partnership’s first quarter of its 2014 fiscal year. The Partnership is currently evaluating the impact of the new guidance on its future disclosures.

In February 2013, the FASB issued an ASU to establish the effective date for the requirement to present components of reclassifications out of accumulated other comprehensive income either parenthetically on the face of the financial statements or in the notes to the financial statements (“ASU 2013-02”). The guidance is effective prospectively for annual periods beginning after December 15, 2012, and interim periods within those annual periods, which will be the first quarter of the Partnership’s 2014 fiscal year. The adoption of ASU 2013-02 will not change the items that must be reported in other comprehensive income.

Recently Adopted Accounting Pronouncements.

In June 2011, the FASB issued an ASU to provide guidance on increasing the prominence of items reported in other comprehensive income (“ASU 2011-05”). The update eliminated the option to present components of other comprehensive income as part of the statement of partners’ capital and required net income and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Partnership adopted ASU 2011-05 on September 30, 2012. This update did not change the items that must be reported in other comprehensive income, but required the Partnership to change its historical practice of showing comprehensive income and its components within the Statement of Partners’ Capital.

In July 2012, the FASB issued an ASU to simplify previous guidance which required an entity to perform a two-step impairment test for intangible assets (“ASU 2012-02”). The update allows entities to first assess the qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The Partnership adopted ASU 2012-02 on September 30, 2012 and its adoption did not have any impact on the Partnership’s financial position, results or operations or cash flows. See Note 6.

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

The Inergy Propane acquisition is consistent with key elements of the Partnership’s strategy for operational growth, which is to focus on acquiring businesses with a relatively steady cash flow that will extend the Partnership’s presence in strategically attractive markets and complement its existing business segments.

The consolidated balance sheets at March 30, 2013 and September 29, 2012 both reflect a preliminary allocation of the purchase price to the assets acquired and liabilities assumed. The Partnership is in the process of obtaining information required to determine the fair values of certain assets and liabilities acquired, principally non-current tangible and intangible assets. The Partnership expects to finalize the determination of the Acquisition Date fair value amounts by July 31, 2013.

The following presents a comparison of the actual results for the three and six months ended March 30, 2013 with the unaudited pro forma combined financial information for the three and six months ended March 24, 2012 as if the Inergy Propane acquisition had occurred on September 26, 2010, the first day of the Partnership’s 2011 fiscal year. The unaudited pro forma combined financial information is not necessarily indicative of the results that would have occurred had the Inergy Propane acquisition occurred on the date indicated, nor is it necessarily indicative of future operating results.

	Three Months Ended		Six Months Ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012
Revenues	$678,426	$679,784	$1,169,129	$1,275,152
Net income	$131,152	$77,781	$190,940	$110,117
Income per Common Unit
Basic	$2.29	$1.39	$3.34	$1.96
Diluted	$2.28	$1.38	$3.33	$1.96

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

The following summarizes the gross fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheet as of March 30, 2013 and September 29, 2012, respectively:

	As of March 30, 2013		As of September 29, 2012
	Location	Fair Value	Location	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$1,261	Other current assets	$4,523
	Other assets	1,464	Other assets	610

		$2,725		$5,133

	Location	Fair Value	Location	Fair Value
Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	$1,632	Other current liabilities	$2,430
	Other liabilities	2,128	Other liabilities	3,047

		$3,760		$5,477

Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$1,897	Other current liabilities	$8,720
	Other liabilities	14	Other liabilities	22

		$1,911		$8,742

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Six Months Ended		Six Months Ended
	March 30, 2013		March 24, 2012
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$5,002	$1,209	$1,780	$118
Beginning balance realized during the period	(3,604)	(1,151)	(398)	—
Contracts purchased during the period	1,991	—	330	—
Change in the fair value of outstanding contracts	(962)	(54)	(770)	(97)

Ending balance of over-the-counter options	$2,427	$4	$942	$21

As of March 30, 2013 and September 29, 2012, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately six and four months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statement of operations and the condensed consolidated statement of comprehensive income, as applicable, for the three and six months ended March 30, 2013 and March 24, 2012 are as follows:

	Three months ended March 30, 2013			Three months ended March 24, 2012
Derivatives in Cash Flow Hedging Relationships	Gains (Losses) Recognized in OCI (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI into Income		Gains (Losses) Recognized in OCI (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI into Income
		Location	Amount		Location	Amount
Interest rate swap	$270	Interest expense	$(740)	$(695)	Interest expense	$(643)

	$270		$(740)	$(695)		$(643)

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income	Amount of Unrealized Gains (Losses) Recognized in Income	Location of Gains (Losses) Recognized in Income	Amount of Unrealized Gains (Losses) Recognized in Income
Commodity-related derivatives	Cost of products sold	$(2,646)	Cost of products sold	$—

		$(2,646)		$—

	Six months ended March 30, 2013			Six months ended March 24, 2012
Derivatives in Cash Flow Hedging	Gains (Losses) Recognized in OCI (Effective	Gains (Losses) Reclassified from Accumulated OCI into Income		Gains (Losses) Recognized in OCI (Effective	Gains (Losses) Reclassified from Accumulated OCI into Income
Relationships	Portion)	Location	Amount	Portion)	Location	Amount
Interest rate swap	$116	Interest expense	$(1,601)	$(378)	Interest expense	$(1,338)

	$116		$(1,601)	$(378)		$(1,338)

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income	Amount of Unrealized Gains (Losses) Recognized in Income	Location of Gains (Losses) Recognized in Income	Amount of Unrealized Gains (Losses) Recognized in Income
Commodity-related derivatives	Cost of products sold	$(6,260)	Cost of products sold	$(1,048)

		$(6,260)		$(1,048)

Bank Debt and Senior Notes. The fair value of the borrowings under the Revolving Credit Facility (defined below) approximates the carrying value since the interest rates are periodically adjusted to reflect market conditions. Based upon quoted market prices (a Level 1 input), the fair value of the Senior Notes (defined below) of the Partnership are as follows:

	As of
	March 30,	September 29,
	2013	2012
7.5% senior notes due October 1, 2018	$536,282	$531,316
7.375% senior notes due March 15, 2020	270,000	272,500
7.375% senior notes due August 1, 2021	543,718	542,460

	$1,350,000	$1,346,276

5. Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	March 30,	September 29,
	2013	2012
Propane, fuel oil and refined fuels and natural gas	$71,836	$83,543
Appliances	3,573	4,633

	$75,409	$88,176

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

	As of
	March 30,	September 29,
	2013	2012
Propane	$1,069,271	$1,069,271
Fuel oil and refined fuels	15,128	15,128
Natural gas and electricity	7,900	7,900

	$1,092,299	$1,092,299

7. Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and restricted units granted under the restricted unit plans to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under the restricted unit plans. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 256,003 and 222,665 units for the three and six months ended March 30, 2013, respectively, and 235,661 and 219,269 units for the three and six months ended March 24, 2012, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

8. Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	March 30,	September 29,
	2013	2012
7.5% senior notes due October 1, 2018, including unamortized premium of $31,026 and $33,366, respectively	$527,583	$529,923
7.375% senior notes due March 15, 2020, net of unamortized discount of $1,507 and $1,615, respectively	248,493	248,385
7.375% senior notes due August 1, 2021, including unamortized premium of $38,577 and $40,327, respectively	542,020	543,770
Revolving Credit Facility, due January 5, 2017	100,000	100,000

	$1,418,096	$1,422,078

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

Credit Agreement

The Operating Partnership has an amended and restated credit agreement entered into on January 5, 2012, as amended on August 1, 2012 (the “Amended Credit Agreement”) that provides for a five-year $400,000 revolving credit facility (the “Revolving Credit Facility”) of which, $100,000 was outstanding as of March 30, 2013 and September 29, 2012. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

The amendment and restatement of the credit agreement on January 5, 2012 amended the previous credit agreement to, among other things, extend the maturity date from June 25, 2013 to January 5, 2017, reduce the borrowing rate and commitment fees, and amend certain affirmative and negative covenants. As of January 5, 2012, the Operating Partnership had borrowings of $100,000 outstanding under the revolving credit facility of the previous credit agreement, and rolled those borrowings into the Revolving Credit Facility of the Amended Credit Agreement. Also, at such time, the Operating Partnership had letters of credit issued under the revolving credit facility of the previous credit agreement primarily in support of retention levels under its self-insurance programs, all of which have been rolled into the Revolving Credit Facility of the Amended Credit Agreement.

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

The amendment to the Amended Credit Agreement on August 1, 2012 also amended certain restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, as well as certain financial covenants, including (a) requiring the Partnership’s consolidated interest coverage ratio, as defined in the amendment, to be not less than 2.0 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined in the amendment, of the Partnership from being greater than 7.0 to 1.0 as of the end of any fiscal quarter. The minimum consolidated interest coverage ratio increases over time, and commencing with the second quarter of fiscal 2014, such minimum ratio will be 2.5 to 1.0. The maximum consolidated leverage ratio decreases over time, and commencing with the first quarter of fiscal 2015, such maximum ratio will be 4.75 to 1.0 (or 5.0 to 1.0 during an acquisition period, as defined in the amendment). As of March 30, 2013, the requirements for minimum consolidated interest coverage ratio and maximum consolidated leverage ratio were 2.25 to 1.0 and 5.75 to 1.0, respectively.

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

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1/2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of March 30, 2013, the interest rate for the Revolving Credit Facility was approximately 2.8%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.

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

As of March 30, 2013, the Partnership had standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $49,242 which expire periodically through April 15, 2014. Therefore, as of March 30, 2013, the Partnership had available borrowing capacity of $250,758 under the Revolving Credit Facility.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of March 30, 2013.

The aggregate amounts of long-term debt maturities subsequent to March 30, 2013 are as follows: fiscal 2013 through fiscal 2016: $-0-; fiscal 2017: $100,000; and thereafter: $1,250,000.

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

On April 24, 2013, the Partnership announced a quarterly distribution of $0.8750 per Common Unit, or $3.50 per Common Unit on an annualized basis, in respect of the second quarter of fiscal 2013, payable on May 14, 2013 to holders of record on May 7, 2013.

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

Restricted Unit Plans. In fiscal 2000 and fiscal 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan and 2009 Restricted Unit Plan (collectively, the “Restricted Unit Plans”), respectively, which authorize the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership. The total number of Common Units authorized for issuance under the Restricted Unit Plans was 1,902,122 as of March 30, 2013. Unless otherwise stipulated by the Compensation Committee of the Board of Supervisors on or before the grant date, restricted units issued under the Restricted Unit Plans vest over time with 25% of the Common Units vesting on each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting on the fifth anniversary of the grant date. The Restricted Unit Plans participants are not eligible to receive quarterly distributions with respect to or vote their respective restricted units until vested. Because each restricted unit represents a promise to issue a Common Unit at a future date, restricted units cannot be sold or transferred prior to vesting. The fair value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions and forfeitures during the vesting period. Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plans. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

During the six months ended March 30, 2013, the Partnership awarded 200,933 restricted units under the Restricted Unit Plans at an aggregate grant date fair value of $4,706. The following is a summary of activity for the Restricted Unit Plans for the six months ended March 30, 2013:

		Weighted Average
		Grant Date Fair
	Units	Value Per Unit
Outstanding September 29, 2012	442,851	$32.68
Awarded	200,933	23.42
Forfeited	(725)	(32.57)
Issued	(108,160)	(31.73)

Outstanding March 30, 2013	534,899	$29.40

As of March 30, 2013, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $7,699. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1.7 years. Compensation expense recognized under the Restricted Unit Plans, net of forfeitures, for the three and six months ended March 30, 2013 was $1,173 and $2,413, respectively, and $1,147 and $2,350 for the three and six months ended March 24, 2012, respectively.

Long-Term Incentive Plan. The Partnership has a non-qualified, unfunded long-term incentive plan for officers and key employees (the “LTIP”) which provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period. The level of compensation earned under the LTIP is based on the market performance of the Partnership’s Common Units on the basis of total return to Unitholders (“TRU”) compared to the TRU of a predetermined peer group consisting solely of other master limited partnerships, approved by the Compensation Committee of the Board of Supervisors, over the same three-year performance period. As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense for the three and six months ended March 30, 2013 was $436 and $1,719, respectively, and $102 and $691 for the three and six months ended March 24, 2012, respectively. As of March 30, 2013 and September 29, 2012, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $3,207 and $1,488, respectively, related to estimated future payments under the LTIP.

11. Commitments and Contingencies

Self-Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of March 30, 2013 and September 29, 2012, the Partnership had accrued insurance liabilities of $60,641 and $54,551, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $19,262 and $17,522 as of March 30, 2013 and September 29, 2012, respectively.

Legal Matters. The Partnership’s operations are subject to operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. The Partnership has been, and will continue to be, a defendant in various legal proceedings and litigation as a result of these operating hazards and risks, and as a result of other aspects of its business. In this last regard, the Partnership currently is a defendant in commercial suits in two states, including one class action and another putative class action in which the court has denied class certification without prejudice. The Partnership believes both such suits are without merit. The class action alleges several claims relating to two fees charged by the Partnership in connection with its residential propane business in California. During the fourth quarter of fiscal 2012, to avoid both the continued expenses and burden of defending that action and the uncertainty inherent in all litigations, the Partnership entered into an agreement to settle that California action on a class-wide basis in return for the payment of a monetary sum and certain non-monetary consideration, and established an accrual of $4,500 for the estimated cost of the settlement. The court granted preliminary approval of the proposed settlement on November 19, 2012. In the putative class action, the Partnership has been successful in eliminating several of the claims such that only certain contractual and consumer statute claims remain. The Partnership is contesting this putative class action vigorously and has determined, based on the allegations and discovery to date, that no reserve for a loss contingency other than for legal defense fees and expenses is required. The Partnership is unable to reasonably estimate the possible loss or range of loss, if any, arising from this litigation.

12. Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2019. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $16,091 as of March 30, 2013. The fair value of residual value guarantees for outstanding operating leases was de minimis as of March 30, 2013 and September 29, 2012.

13. Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Six Months Ended
	March 30,	March 24,	March 30,	March 24,
	2013	2012	2013	2012
Interest cost	$1,307	$1,577	$2,614	$3,155
Expected return on plan assets	(1,320)	(1,416)	(2,641)	(2,833)
Recognized net actuarial loss	1,321	1,318	2,643	2,636

Net periodic benefit cost	$1,308	$1,479	$2,616	$2,958

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	March 30,	March 24,	March 30,	March 24,
	2013	2012	2013	2012
Service Cost	$2	$2	$4	$3
Interest cost	146	200	293	401
Amortization of prior service costs	(122)	(122)	(245)	(244)
Recognized net actuarial loss	—	—	—	—

Net periodic benefit cost	$26	$80	$52	$160

There are no projected minimum employer cash contribution requirements under ERISA laws for fiscal 2013 under the Partnership’s defined benefit pension plan. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2013 is $1,427, of which $677 has been contributed during the six months ended March 30, 2013.

14. Income Taxes

For federal income tax purposes, as well as for state income tax purposes in the majority of the states in which the Partnership operates, the earnings attributable to the Partnership, as a separate legal entity, and the Operating Partnership are not subject to income tax at the Partnership level. Rather, the taxable income or loss attributable to the Partnership, as a separate legal entity, and to the Operating Partnership, which may vary substantially from the income before income taxes reported by the Partnership in the condensed consolidated statement of operations, are includable in the federal and state income tax returns of the holders of Common Units. The aggregate difference in the basis of the Partnership’s net assets for financial and tax reporting purposes cannot be readily determined as the Partnership does not have access to information regarding each unitholder’s basis in the Partnership.

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

15. Segment Information

The Partnership manages and evaluates its operations in five operating segments, three of which are reportable segments: Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity. The chief operating decision maker evaluates performance of the operating segments using a number of performance measures, including revenues and income before interest expense and provision for income taxes (operating profit). Costs excluded from these profit measures are captured in Corporate and include corporate overhead expenses not allocated to the operating segments. Unallocated corporate overhead expenses include all costs of back office support functions that are reported as general and administrative expenses within the consolidated statements of operations. In addition, certain costs associated with field operations support that are reported in operating expenses within the consolidated statements of operations, including purchasing, training and safety, are not allocated to the individual operating segments. Thus, operating profit for each operating segment includes only the costs that are directly attributable to the operations of the individual segment. The accounting policies of the operating segments are otherwise the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

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

The following table presents certain relevant financial information by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Six Months Ended
	March 30,	March 24,	March 30,	March 24,
	2013	2012	2013	2012
Revenues:
Propane	$540,537	$283,759	$933,322	$524,115
Fuel oil and refined fuels	92,795	43,748	154,941	74,729
Natural gas and electricity	29,732	21,708	48,121	39,759
All other	15,362	8,411	32,745	18,909

Total revenues	$678,426	$357,626	$1,169,129	$657,512

Operating income:
Propane	$179,961	$70,483	$286,269	$113,981
Fuel oil and refined fuels	5,742	3,465	6,441	5,931
Natural gas and electricity	5,711	1,639	8,277	4,343
All other	(6,525)	(3,732)	(11,374)	(6,329)
Corporate	(29,244)	(15,730)	(49,492)	(31,511)

Total operating income	155,645	56,125	240,121	86,415
Reconciliation to net income:
Loss on debt extinguishment	—	507	—	507
Interest expense, net	24,343	6,425	48,899	13,263
Provision for (benefit from) income taxes	150	(380)	282	(160)

Net income	$131,152	$49,573	$190,940	$72,805

Depreciation and amortization:
Propane	$23,042	$4,942	$45,564	$9,855
Fuel oil and refined fuels	1,345	620	2,936	1,162
Natural gas and electricity	40	79	118	303
All other	208	20	271	53
Corporate	5,013	1,988	9,118	4,061

Total depreciation and amortization	$29,648	$7,649	$58,007	$15,434

	As of
	March 30,	September 29,
	2013	2012
Assets:
Propane	$2,558,422	$2,529,021
Fuel oil and refined fuels	115,827	101,108
Natural gas and electricity	20,099	14,777
All other	4,487	7,232
Corporate	256,944	232,310

Total assets	$2,955,779	$2,884,448

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and six months ended March 30, 2013. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

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

Results of Operations and Financial Condition

Our results of operations and financial condition for the three and six months ended March 30, 2013 were significantly affected by the retail propane assets and operations of Inergy, L.P. (“Inergy”) that we acquired on August 1, 2012 (the “Acquisition Date”). The acquired interests and assets are collectively referred to as “Inergy Propane”. See Note 3, “Acquisition of Inergy Propane,” included within the Notes to Condensed Consolidated Financial Statements section of Item 1 in this quarterly report, as well as Note 3, “Acquisition of Inergy Propane,” included within the Notes to Consolidated Financial Statements section of our Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

The second quarter of fiscal 2013 was the second full quarter of operations since our acquisition of Inergy Propane. For comparative purposes, the variances in year-over-year results were primarily attributable to the inclusion of the Inergy Propane operations. In addition, operating performance in our legacy operations improved as a result of a combination of colder average temperatures, lower wholesale propane costs and continued savings in operating expenses. Net income for the three months ended March 30, 2013 amounted to $131.2 million, or $2.29 per Common Unit, compared to $49.6 million, or $1.39 per Common Unit, in the prior year second quarter. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the second quarter of fiscal 2013 amounted to $185.3 million, compared to $63.3 million in the prior year second quarter, an increase of $122.0 million.

Net income and EBITDA for the fiscal 2013 second quarter included $2.7 million in expenses related to the ongoing integration of Inergy Propane operations. Net income and EBITDA for the fiscal 2012 second quarter included a $2.1 million non-cash charge from a loss on disposal of an asset in our natural gas and electricity business, as well as a $0.5 million loss on debt extinguishment associated with the amended and restated credit agreement completed in January 2012. Excluding the effects of these charges for the fiscal 2013 and 2012 second quarters, as well as the unrealized (non-cash) mark-to-market adjustments on derivative instruments used in risk management activities in both quarters, Adjusted EBITDA amounted to $190.7 million for the fiscal 2013 second quarter, compared to Adjusted EBITDA of $65.9 million in the prior year second quarter.

Retail propane gallons sold in the second quarter of fiscal 2013 increased 120.4 million gallons, to 210.3 million gallons from 89.9 million gallons in the prior year second quarter. Sales of fuel oil and other refined fuels increased 12.6 million gallons, to 23.2 million gallons compared to 10.6 million gallons in the prior year second quarter. The increase in volumes sold was primarily attributable to the inclusion of the Inergy Propane operations, as well as increases in our legacy operations resulting from colder average temperatures. According to the National Oceanic and Atmospheric Administration (“NOAA”), average temperatures (as measured by heating degree days) across all of our service territories during the second quarter of fiscal 2013 were 1% warmer than normal, compared to 21% warmer than normal in the prior year second quarter. The favorable weather comparison for the quarter was primarily due to colder than normal average temperatures in the month of March 2013 which, as reported by NOAA, were 10% colder than normal compared to 31% warmer than normal in March of the prior year.

Despite the increased size of our business and the resulting increased working capital needs, we funded all working capital requirements with cash on hand without the need to borrow under our working capital facility and ended the second quarter of fiscal 2013 with $166.6 million of cash. On April 24, 2013, we announced that our Board of Supervisors had declared a quarterly distribution of $0.8750 per Common Unit for the three months ended March 30, 2013. This quarterly distribution rate equates to an annualized rate of $3.50 per Common Unit. The distribution is payable on May 14, 2013 to Common Unitholders of record as of May 7, 2013.

During the second quarter of fiscal 2013, we continued to make progress on our efforts to integrate Inergy Propane with our legacy operations. With our key operations management in place since the start of the heating season, we have now focused our attention on further streamlining our regional operating structure, defining the operating footprint at the local level and identifying the management teams across the entire platform. With the heating season behind us, we have aggressively turned our attention to the blending of locations in overlapping geographies and the conversion of key operating systems. Plenty of work remains to be done with the integration of the business operations and cultures in preparation for the next heating season. We will continue to execute on our detailed integration plans while, at the same time, maintaining our focus on the combined customer base and continuing to look for opportunities to improve efficiencies.

Our anticipated cash requirements for the remainder of fiscal 2013 include: (i) maintenance and growth capital expenditures of approximately $38.1 million; (ii) interest payments of approximately $74.3 million; and (iii) cash distributions of approximately $100.0 million to our Common Unitholders based on the current quarterly distribution rate of $0.8750 per Common Unit. As of March 30, 2013, we had unused borrowing capacity under our Revolving Credit Facility of $250.8 million, after considering outstanding letters of credit of $49.2 million and outstanding borrowings of $100.0 million.

Three Months Ended March 30, 2013 Compared to Three Months Ended March 24, 2012

Revenues

	Three Months Ended
	March 30,	March 24,		Percent
(Dollars in thousands)	2013	2012	Increase	Increase
Revenues
Propane	$540,537	$283,759	$256,778	90.5%
Fuel oil and refined fuels	92,795	43,748	49,047	112.1%
Natural gas and electricity	29,732	21,708	8,024	37.0%
All other	15,362	8,411	6,951	82.6%

Total revenues	$678,426	$357,626	$320,800	89.7%

Total revenues increased $320.8 million, or 89.7%, to $678.4 million for the second quarter of fiscal 2013 compared to $357.6 million for the prior year second quarter, primarily due to higher volumes sold in all reportable operating segments, offset to an extent by lower average selling prices. As discussed above, the increase in propane and fuel oil and refined fuels volumes sold was primarily due to the addition of the Inergy Propane business, coupled with increases in volumes sold across all reportable segments in our legacy operations resulting from colder average temperatures. Average temperatures (as measured by heating degree days) across all of our service territories during the second quarter of fiscal 2013 were 1% warmer than normal, compared to 21% warmer than normal in the prior year second quarter. The favorable weather comparison for the quarter was primarily due to colder than normal average temperatures in the month of March 2013, which were 10% colder than normal compared to 31% warmer than normal in March of the prior year.

Revenues from the distribution of propane and related activities of $540.5 million for the second quarter of fiscal 2013 increased $256.8 million, or 90.5%, compared to $283.8 million in the prior year second quarter, primarily due to higher volumes sold, partially offset by lower average selling prices attributable to lower product costs. Retail propane gallons sold in the second quarter of fiscal 2013 increased 120.4 million gallons, or 133.8%, to 210.3 million gallons from 89.9 million gallons in the prior year second quarter, primarily as a result of the addition of Inergy Propane, as well as increases in our legacy operations resulting from colder average temperatures. Average propane selling prices for the second quarter of fiscal 2013 decreased 15.8% compared to the prior year second quarter due to lower product costs. Included within the propane segment are revenues from other propane activities of $6.2 million for the second quarter of fiscal 2013, which decreased $4.2 million compared to the prior year second quarter.

Revenues from the distribution of fuel oil and refined fuels of $92.8 million for the second quarter of fiscal 2013 increased $49.0 million, or 112.1%, from $43.7 million in the prior year second quarter, primarily due to higher volumes sold, offset to an extent by lower average selling prices. Fuel oil and refined fuels gallons sold in the second quarter of fiscal 2013 increased 12.7 million gallons, or 119.8%, to 23.2 million gallons from 10.6 million gallons in the prior year second quarter, primarily as a result of the addition of Inergy Propane, as well as increases in our legacy operations resulting from colder average temperatures. Average selling prices in our fuel oil and refined fuels segment in the second quarter of fiscal 2013 decreased 3.1% compared to the prior year second quarter.

Revenues in our natural gas and electricity segment of $29.7 million for the second quarter of fiscal 2013 increased $8.0 million, or 37.0%, from $21.7 million in the prior year second quarter, primarily due to higher natural gas volumes sold and, to a lesser extent, electricity volumes sold. The increase in sales volumes was primarily attributable to the more favorable weather pattern in the second quarter of fiscal 2013, compared to the unseasonably warm weather in the prior year second quarter.

Cost of Products Sold

	Three Months Ended
	March 30,	March 24,		Percent
(Dollars in thousands)	2013	2012	Increase	Increase
Cost of products sold
Propane	$243,974	$157,028	$86,946	55.4%
Fuel oil and refined fuels	75,954	33,982	41,972	123.5%
Natural gas and electricity	20,854	14,882	5,972	40.1%
All other	6,217	2,509	3,708	147.8%

Total cost of products sold	$346,999	$208,401	$138,598	66.5%

As a percent of total revenues	51.1%	58.3%

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

Average posted prices for propane and fuel oil for the second quarter of fiscal 2013 were 31.3% and 3.5%, respectively, lower than the prior year second quarter. Total cost of products sold increased $138.6 million, or 66.5%, to $347.0 million in the second quarter of fiscal 2013 compared to $208.4 million in the prior year second quarter, primarily due to higher volumes sold, offset to an extent by lower propane product costs. In addition, the net change in the fair value of derivative instruments resulted in unrealized (non-cash) losses of $2.6 million in the second quarter of fiscal 2013, resulting in an increase of $2.6 million in cost of products sold in the second quarter of fiscal 2013 compared to the prior year second quarter, all of which was reported in the propane segment.

Cost of products sold associated with the distribution of propane and related activities of $244.0 million for the second quarter of fiscal 2013 increased $86.9 million, or 55.4%, compared to the prior year second quarter. Higher propane volumes sold resulted in an increase of $194.8 million in cost of products sold during the second quarter of fiscal 2013 compared to the prior year second quarter. The impact of the increase in volumes sold was partially offset by lower average propane costs, which resulted in a $104.5 million decrease in cost of products sold during the second quarter of fiscal 2013 compared to the prior year second quarter. Cost of products sold from other propane activities decreased $6.0 million in the second quarter of fiscal 2013 compared to the prior year second quarter.

Cost of products sold associated with our fuel oil and refined fuels segment of $76.0 million for the second quarter of fiscal 2013 increased $42.0 million, or 123.5%, compared to the prior year second quarter. Although average fuel oil wholesale prices decreased year-over-year, fuel oil and refined fuels costs of products sold slightly increased year-over-year due to timing of product purchases. Accordingly, higher fuel oil and refined fuels volumes sold and higher average fuel oil and refined fuels costs resulted in an increase of $40.6 million and $1.4 million, respectively, in cost of products sold during the second quarter of fiscal 2013 compared to the prior year second quarter.

Cost of products sold in our natural gas and electricity segment of $20.9 million for the second quarter of fiscal 2013 increased $6.0 million, or 40.1%, compared to the prior year second quarter due to higher volumes sold, offset to an extent by lower natural gas product costs.

For the second quarter of fiscal 2013, total cost of products sold as a percent of total revenues decreased 7.2 percentage points to 51.1% from 58.3% in the prior year second quarter. The decrease in cost of products sold as a percentage of revenues was primarily attributable to the decline in propane wholesale product costs outpacing the decline in propane average selling prices. In addition, colder average temperatures and the inclusion of Inergy Propane operations resulted in a higher concentration of residential volumes sold in the second quarter of fiscal 2013 compared to the prior year second quarter, which had a favorable impact on overall gross margins.

Operating Expenses

	Three Months Ended
	March 30,	March 24,		Percent
(Dollars in thousands)	2013	2012	Increase	Increase
Operating expenses	$126,371	$71,293	$55,078	77.3%
As a percent of total revenues	18.6%	19.9%

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

Operating expenses of $126.4 million in the second quarter of fiscal 2013 increased $55.1 million, or 77.3%, compared to $71.3 million in the prior year second quarter, primarily due to the addition of Inergy Propane. In addition, operating expenses for the second quarter of fiscal 2013 included a $1.0 million charge related to severance costs associated with the integration of the Inergy Propane operations. This charge was excluded from our calculation of Adjusted EBITDA for the three months ended March 30, 2013 below.

General and Administrative Expenses

	Three Months Ended
	March 30,	March 24,		Percent
(Dollars in thousands)	2013	2012	Increase	Increase
General and administrative expenses	$19,763	$14,158	$5,605	39.6%
As a percent of total revenues	2.9%	4.0%

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

General and administrative expenses of $19.8 million for second quarter of fiscal 2013 increased $5.6 million compared to $14.2 million in the prior year second quarter, primarily due to higher variable compensation associated with higher earnings, as well as higher legal expenses associated with uninsured matters. In addition, general and administrative expenses for the second quarter of fiscal 2013 included $1.7 million of professional services and other expenses associated with the integration of the Inergy Propane operations. General and administrative expenses for the second quarter of fiscal 2012 included a $2.1 million non-cash charge from a loss on disposal of an asset used in our natural gas and electricity business. Both of these items were excluded from our calculation of Adjusted EBITDA below.

Depreciation and Amortization

	Three Months Ended
	March 30,	March 24,		Percent
(Dollars in thousands)	2013	2012	Increase	Increase
Depreciation and amortization	$29,648	$7,649	$21,999	287.6%
As a percent of total revenues	4.4%	2.1%

Depreciation and amortization expense of $29.6 million for the second quarter of fiscal 2013 increased $22.0 million compared to the prior year second quarter, primarily as a result of the acquired tangible and identifiable intangible assets of Inergy Propane.

Loss on Debt Extinguishment

In connection with the execution of the amendment of our credit agreement, we recognized a non-cash charge of $0.5 million to write-off a portion of unamortized debt origination costs during the second quarter of fiscal 2012. This charge was excluded from our calculation of Adjusted EBITDA for the three months ended March 24, 2012 below. See Liquidity and Capital Resources below for additional discussion on the amendment to the credit agreement.

Interest Expense, net

	Three Months Ended
	March 30,	March 24,		Percent
(Dollars in thousands)	2013	2012	Increase	Increase
Interest expense, net	$24,343	$6,425	$17,918	278.9%
As a percent of total revenues	3.6%	1.8%

Net interest expense of $24.3 million for the second quarter of fiscal 2013 increased $17.9 million compared to the prior year second quarter, primarily due to the issuance of $496.6 million in aggregate principal amount of 7.5% senior notes due October 1, 2018 and $503.4 million in aggregate principal amount of 7.375% senior notes due August 1, 2021 in connection with the acquisition of Inergy Propane on August 1, 2012. See Liquidity and Capital Resources below for additional discussion.

Net Income, EBITDA and Adjusted EBITDA

Net income for the second quarter of fiscal 2013 amounted to $131.2 million, or $2.29 per Common Unit, compared to net income of $49.6 million, or $1.39 per Common Unit, in the prior year second quarter. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the second quarter of fiscal 2013 amounted to $185.3 million, compared to $63.3 million in the prior year second quarter. Adjusted EBITDA, as calculated below, amounted to $190.7 million for the second quarter of fiscal 2013 compared to $65.9 million in the prior year second quarter.

EBITDA represents net income before deducting interest expense, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA excluding the unrealized net gain or loss on mark-to-market activity for derivative instruments and certain other items, as applicable, as provided in the table below. Our management uses EBITDA and Adjusted EBITDA as measures of liquidity and we are including them because we believe that they provide our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. EBITDA and Adjusted EBITDA are not recognized terms under US GAAP and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with US GAAP. Because EBITDA and Adjusted EBITDA as determined by us excludes some, but not all, items that affect net income, they may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other companies.

The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of Adjusted EBITDA, as so calculated, to our net cash provided by operating activities:

	Three Months Ended
	March 30,	March 24,
(Dollars in thousands)	2013	2012
Net income	$131,152	$49,573
Add:
Provision for (benefit from) income taxes	150	(380)
Interest expense, net	24,343	6,425
Depreciation and amortization	29,648	7,649

EBITDA	185,293	63,267
Unrealized (non-cash) losses on changes in fair value of derivatives	2,646	—
Integration-related costs	2,729	—
Loss on debt extinguishment		507
Loss on asset disposal	—	2,078

Adjusted EBITDA	190,668	65,852
Add (subtract):
(Provision for) benefit from income taxes	(150)	380
Interest expense, net	(24,343)	(6,425)
Unrealized (non-cash) (losses) on changes in fair value of derivatives	(2,646)	—
Integration-related costs	(2,729)	—
(Gain) on disposal of property, plant and equipment, net	(323)	(179)
Compensation cost recognized under Restricted Unit Plans	1,173	1,147
Changes in working capital and other assets and liabilities	(89,224)	(18,404)

Net cash provided by operating activities	$72,426	$42,371

Six Months Ended March 30, 2013 Compared to Six Months Ended March 24, 2012

Revenues

	Six Months Ended
	March 30,	March 24,		Percent
(Dollars in thousands)	2013	2012	Increase	Increase
Revenues
Propane	$933,322	$524,115	$409,207	78.1%
Fuel oil and refined fuels	154,941	74,729	80,212	107.3%
Natural gas and electricity	48,121	39,759	8,362	21.0%
All other	32,745	18,909	13,836	73.2%

Total revenues	$1,169,129	$657,512	$511,617	77.8%

Total revenues increased $511.6 million, or 77.8%, to $1,169.1 million for the first six months of fiscal 2013 compared to $657.5 million for the first six months of the prior year due to higher volumes sold, offset to an extent by lower average propane, fuel oil and refined fuels and natural gas selling prices. The increase in sales volumes was primarily due to the addition of the Inergy Propane business, as well as increases in our legacy operations resulting from colder average temperatures. Average temperatures (as measured in heating degree days) across all of our service territories for the first six months of fiscal 2013 were 4% warmer than normal, compared to 14% warmer than normal for the first six months of the prior year.

Revenues from the distribution of propane and related activities of $933.3 million for the first six months of fiscal 2013 increased $409.2 million, or 78.1%, compared to $524.1 million for the first six months of the prior year, primarily due to higher volumes sold, partially offset by lower average selling prices associated with lower product costs. Retail propane gallons sold in the first six months of fiscal 2013 increased 200.0 million gallons, or 121.8%, to 364.2 million gallons from 164.2 million gallons in the first six months of the prior year, primarily as a result of the addition of Inergy Propane, as well as increases in our legacy operations resulting from colder average temperatures. Average propane selling prices for the first six months of fiscal 2013 decreased 17.1% compared to the first six months of the prior year due to lower product costs. Included within the propane segment are revenues from other propane activities of $11.1 million for the first six months of fiscal 2013, which decreased $8.9 million compared to the first six months of the prior year.

Revenues from the distribution of fuel oil and refined fuels of $154.9 million for the first six months of fiscal 2013 increased $80.2 million, or 107.3%, from $74.7 million in the first six months of the prior year, primarily due to higher volumes sold, partially offset by lower average selling prices. Fuel oil and refined fuels gallons sold in the first six months of fiscal 2013 increased 20.8 million gallons, or 114.2%, to 39.1 million gallons from 18.3 million gallons in the first six months of the prior year, primarily as a result of the addition of Inergy Propane, as well as increases in our legacy operations resulting from colder average temperatures. Average selling prices in our fuel oil and refined fuels segment in the first six months of fiscal 2013 decreased 3.0% compared to the first six months of the prior year.

Revenues in our natural gas and electricity segment increased $8.3 million, or 21.0%, to $48.1 million in the first six months of fiscal 2013 compared to $39.8 million in the first six months of the prior year as a result of higher natural gas and electricity volumes sold, and higher electricity average selling prices. The increase in volumes sold was primarily attributable to the more favorable weather pattern in the first six months of fiscal 2013, compared to the unseasonably warm weather in the first six months of the prior year.

Cost of Products Sold

	Six Months Ended
	March 30,	March 24,		Percent
(Dollars in thousands)	2013	2012	Increase	Increase
Cost of products sold
Propane	$418,590	$300,507	$118,083	39.3%
Fuel oil and refined fuels	127,432	58,152	69,280	119.1%
Natural gas and electricity	33,564	27,508	6,056	22.0%
All other	12,513	5,808	6,705	115.4%

Total cost of products sold	$592,099	$391,975	$200,124	51.1%

As a percent of total revenues	50.6%	59.6%

Average posted prices for propane and fuel oil for the first six months of fiscal 2013 were 35.1% and 0.6%, respectively, lower than the first six months of the prior year. Total cost of products sold increased $200.1 million, or 51.1%, to $592.1 million in the first six months of fiscal 2013 compared to $392.0 million in the first six months of the prior year due to higher volumes sold, partially offset by lower average propane product costs. The net change in the fair value of derivative instruments during the period resulted in $6.3 million and $1.0 million of unrealized (non-cash) losses reported in cost of products sold in the first six months of fiscal 2013 and 2012, respectively, resulting in an increase of $5.2 million in cost of products sold in the first six months of fiscal 2013 compared to the first six months of the prior year, all of which was reported in the propane segment.

Cost of products sold associated with the distribution of propane and related activities of $418.6 million for the first six months of fiscal 2013 increased $118.1 million, or 39.3%, compared to the first six months of the prior year. Higher propane volumes sold resulted in an increase of $334.9 million in cost of products sold during the first six months of fiscal 2013 compared to the first six months of the prior year. The impact of the increase in volumes sold was partially offset by lower average propane costs, which resulted in a $205.7 million decrease in cost of products sold during the first six months of fiscal 2013 compared to the first six months of the prior year. Cost of products sold from other propane activities decreased $16.3 million in the first six months of fiscal 2013 compared to the first six months of the prior year.

Cost of products sold associated with our fuel oil and refined fuels segment of $127.4 million for the first six months of fiscal 2013 increased $69.3 million, or 119.1%, compared to the first six months of the prior year. Higher fuel oil and refined fuels volumes sold and higher product costs resulted in an increase of $66.3 million and $3.0 million, respectively, in cost of products sold during the first six months of fiscal 2013 compared to the first six months of the prior year.

Cost of products sold in our natural gas and electricity segment of $33.6 million for the first six months of fiscal 2013 increased $6.1 million, or 22.0%, compared to the first six months of the prior year, primarily due to higher natural gas and electricity volumes sold, and higher electricity product costs.

For the first six months of fiscal 2013, total cost of products sold as a percent of total revenues decreased 9.0 percentage points to 50.6% from 59.6% in the first six months of the prior year. The decrease in cost of products sold as a percentage of revenues was primarily attributable to the decline in propane wholesale product costs outpacing the decline in propane average selling prices. In addition, colder average temperatures and the inclusion of Inergy Propane operations resulted in a higher concentration of residential volumes sold in the first six months of fiscal 2013 compared to the first six months of the prior year, which had a favorable impact on overall gross margins.

Operating Expenses

	Six Months Ended
	March 30,	March 24,		Percent
(Dollars in thousands)	2013	2012	Increase	Increase
Operating expenses	$241,307	$137,235	$104,072	75.8%
As a percent of total revenues	20.6%	20.9%

Operating expenses of $241.3 million for the first six months of fiscal 2013 increased $104.1 million, or 75.8%, compared to $137.2 million for the first six months of the prior year, primarily due to the addition of Inergy Propane. In addition, operating expenses for the first six months of fiscal 2013 included a $1.0 million charge related to severance costs associated with the integration of the Inergy Propane operations. This charge was excluded from our calculation of Adjusted EBITDA for the six months ended March 30, 2013 below.

General and Administrative Expenses

	Six Months Ended
	March 30,	March 24,		Percent
(Dollars in thousands)	2013	2012	Increase	Increase
General and administrative expenses	$37,595	$26,453	$11,142	42.1%
As a percent of total revenues	3.2%	4.0%

General and administrative expenses of $37.6 million for the first six months of fiscal 2013 increased $11.1 million compared to $26.5 million for the first six months of the prior year, primarily due to higher variable compensation associated with higher earnings, as well as higher legal expenses associated with uninsured matters. In addition, general and administrative expenses for the first six months of fiscal 2013 included a $2.5 million gain on sale of asset. Also, general and administrative expenses for the first six months of fiscal 2013 included $1.7 million of professional services and other expenses associated with the integration of the Inergy Propane operations. General and administrative expenses for the first six months of fiscal 2012 included a $2.1 million non-cash charge from a loss on disposal of an asset used in our natural gas and electricity business. Both of these items were excluded from our calculation of Adjusted EBITDA below.

Depreciation and Amortization

	Six Months Ended
	March 30,	March 24,		Percent
(Dollars in thousands)	2013	2012	Increase	Increase
Depreciation and amortization	$58,007	$15,434	$42,573	275.8%
As a percent of total revenues	5.0%	2.3%

Depreciation and amortization expense of $58.0 million for the first six months of fiscal 2013 increased $42.6 million compared to $15.4 million in the first six months of the prior year, primarily as a result of the acquired tangible and identifiable intangible assets of Inergy Propane.

Loss on Debt Extinguishment

In connection with the execution of the amendment of our credit agreement, we recognized a non-cash charge of $0.5 million to write-off a portion of unamortized debt origination costs during the first six months of fiscal 2012. See Liquidity and Capital Resources below for additional discussion on the amendment to the credit agreement.

Interest Expense, net

	Six Months Ended
	March 30,	March 24,		Percent
(Dollars in thousands)	2013	2012	Increase	Increase
Interest expense, net	$48,899	$13,263	$35,636	268.7%
As a percent of total revenues	4.2%	2.0%

Net interest expense of $48.9 million for the first six months of fiscal 2013 increased $35.6 million compared to $13.3 million in the first six months of the prior year, primarily due to the issuance of $496.6 million in aggregate principal amount of 7.5% senior notes due October 1, 2018 and $503.4 million in aggregate principal amount of 7.375% senior notes due August 1, 2021 in connection with the acquisition of Inergy Propane on August 1, 2012. See Liquidity and Capital Resources below for additional discussion.

Net Income, EBITDA and Adjusted EBITDA

Net income for the first six months of fiscal 2013 amounted to $190.9 million, or $3.34 per Common Unit, compared to net income of $72.8 million, or $2.05 per Common Unit, in the first six months of the prior year. EBITDA for the first six months of fiscal 2013 and 2012 amounted to $298.1 million and $101.3 million, respectively. Adjusted EBITDA for the first six months of fiscal 2013 and 2012 amounted to $307.1 million and $105.0 million, respectively.

The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of Adjusted EBITDA, as so calculated, to our net cash provided by operating activities:

	Six Months Ended
	March 30,	March 24,
(Dollars in thousands)	2013	2012
Net income	$190,940	$72,805
Add:
Provision for (benefit from) income taxes	282	(160)
Interest expense, net	48,899	13,263
Depreciation and amortization	58,007	15,434

EBITDA	298,128	101,342
Unrealized (non-cash) losses on changes in fair value of derivatives	6,260	1,048
Integration-related costs	2,729	—
Loss on debt extinguishment	—	507
Loss on asset disposal	—	2,078

Adjusted EBITDA	307,117	104,975
Add (subtract):
(Provision for) benefit from income taxes	(282)	160
Interest expense, net	(48,899)	(13,263)
Unrealized (non-cash) (losses) on changes in fair value of derivatives	(6,260)	(1,048)
Integration-related costs	(2,729)	—
(Gain) on disposal of property, plant and equipment, net	(2,590)	(211)
Compensation cost recognized under Restricted Unit Plans	2,413	2,350
Changes in working capital and other assets and liabilities	(114,807)	(75,915)

Net cash provided by operating activities	$133,963	$17,048

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first six months of fiscal 2013 and fiscal 2012 was $134.0 million and $17.0 million, respectively. The increase in net cash provided by operating activities was primarily attributable to an increase in earnings in the first six months of fiscal 2013 compared to the same period in the prior year. In addition, average posted prices for propane during the first six months of fiscal 2013 decreased 35.1% compared to the first six months of the prior year, which resulted in a substantial reduction in working capital requirements year-over-year. Also, cash flows from operating activities for the first six months of fiscal 2013 benefited to an extent by the realization of working capital acquired in the Inergy Propane acquisition.

Investing Activities. Net cash used in investing activities of $3.2 million for the first six months of fiscal 2013 consisted of capital expenditures of $12.9 million (including approximately $3.8 million for maintenance expenditures and $9.1 million to support the growth of operations), partially offset by $5.9 million in net proceeds from Inergy as a result of a purchase price adjustment attributable to the working capital of Inergy Propane, and $3.9 million in net proceeds from the sale of property, plant and equipment. Net cash used in investing activities of $7.5 million for the first six months of fiscal 2012 consisted of capital expenditures of $9.4 million (including $5.2 million for maintenance expenditures and $4.2 million to support the growth of operations), partially offset by $1.9 million in net proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash used in financing activities for the first six months of fiscal 2013 of $98.6 million reflects the quarterly distribution to Common Unitholders at a rate of $0.8525 per Common Unit paid in respect of the fourth quarter of fiscal 2012 and at a rate of $0.8750 per Common Unit paid in respect of the first quarter of fiscal 2013.

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

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of March 30, 2013, our long-term debt consisted of $496.6 million in aggregate principal amount of 7.5% senior notes due October 1, 2018, $250.0 million in aggregate principal amount of 7.375% senior notes due March 15, 2020, $503.4 million in aggregate principal amount of 7.375% senior notes due August 1, 2021 and $100.0 million outstanding under our senior secured Revolving Credit Facility.

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

Credit Agreement

Our Operating Partnership has an amended and restated credit agreement entered into on January 5, 2012, as amended on August 1, 2012 (the “Amended Credit Agreement”) that provides for a five-year $400.0 million revolving credit facility (the “Revolving Credit Facility”) of which, $100.0 million was outstanding as of March 30, 2013. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. Our Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

The amendment and restatement of the credit agreement on January 5, 2012 amended the previous credit agreement to, among other things, extend the maturity date from June 25, 2013 to January 5, 2017, reduce the borrowing rate and commitment fees, and amend certain affirmative and negative covenants. As of January 5, 2012, our Operating Partnership had borrowings of $100.0 million outstanding under the revolving credit facility of the previous credit agreement, and rolled those borrowings into the Revolving Credit Facility of the Amended Credit Agreement. Also, at such time, our Operating Partnership had letters of credit issued under the revolving credit facility of the previous credit agreement primarily in support of retention levels under its self-insurance programs, all of which have been rolled into the Revolving Credit Facility of the Amended Credit Agreement.

Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. Our Operating Partnership has the right to prepay loans under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. We have standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $49.2 million primarily in support of retention levels under our self-insurance programs, which expire periodically through April 15, 2014. Therefore, as of March 30, 2013, we had available borrowing capacity of $250.8 million under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1/2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of March 30, 2013, the interest rate for the Revolving Credit Facility was approximately 2.8%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.

The amendment to the Amended Credit Agreement on August 1, 2012 also amended certain restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, as well as certain financial covenants, including (a) requiring the Partnership’s consolidated interest coverage ratio, as defined in the amendment, to be not less than 2.0 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined in the amendment, of the Partnership from being greater than 7.0 to 1.0 as of the end of any fiscal quarter. The minimum consolidated interest coverage ratio increases over time, and commencing with the second quarter of fiscal 2014, such minimum ratio will be 2.5 to 1.0. The maximum consolidated leverage ratio decreases over time, and commencing with the first quarter of fiscal 2015, such maximum ratio will be 4.75 to 1.0 (or 5.0 to 1.0 during an acquisition period, as defined in the amendment). As of March 30, 2013, the requirements for minimum consolidated interest coverage ratio and maximum consolidated leverage ratio were 2.25 to 1.0 and 5.75 to 1.0, respectively.

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

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We and our Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of March 30, 2013.

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

On April 24, 2013, we announced a quarterly distribution of $0.8750 per Common Unit, or $3.50 on an annualized basis, in respect of the second quarter of fiscal 2013 payable on May 14, 2013 to holders of record on May 7, 2013.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000. At March 30, 2013, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $32.0 million and $19.9 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At March 30, 2013, we had accrued insurance liabilities of $60.6 million, and an insurance recovery asset of $19.3 million related to the amount of the liability expected to be covered by insurance carriers.

Legal Matters

Our operations are subject to operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. We have been, and will continue to be, a defendant in various legal proceedings and litigation as a result of these operating hazards and risks, and as a result of other aspects of our business. In this last regard, we currently are a defendant in commercial suits in two states, including one class action and another putative class action in which the court has denied class certification without prejudice. We believe both such suits are without merit. The class action alleges several claims relating to two fees charged by us in connection with our residential propane business in California. During the fourth quarter of fiscal 2012, to avoid both the continued expenses and burden of defending that action and the uncertainty inherent in all litigations, we entered into an agreement to settle that California action on a class-wide basis in return for the payment of a monetary sum and certain non-monetary consideration, and established an accrual of $4.5 million for the estimated cost of the settlement. The court granted preliminary approval of the proposed settlement on November 19, 2012. In the putative class action, we have been successful in eliminating several of the claims such that only certain contractual and consumer statute claims remain. We are contesting this putative class action vigorously and have determined, based on the allegations and discovery to date, that no reserve for a loss contingency other than for legal defense fees and expenses is required. We are unable to reasonably estimate the possible loss or range of loss, if any, arising from this litigation.

Off-Balance Sheet Arrangements

Guarantees

We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2019. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was approximately $16.1 million as of March 30, 2013. The fair value of residual value guarantees for outstanding operating leases was de minimis as of March 30, 2013.

Recently Issued Accounting Pronouncements.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) regarding disclosures about offsetting assets and liabilities (“ASU 2011-11”). The new guidance requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. The amendments, further clarified with ASU 2013-01, will enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with other US GAAP or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether or not they are offset in the balance sheet. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, which will be our first quarter of the 2014 fiscal year. We are currently evaluating the impact of the new guidance on our future disclosures.

In February 2013, the FASB issued an ASU to establish the effective date for the requirement to present components of reclassifications out of accumulated other comprehensive income either parenthetically on the face of the financial statements or in the notes to the financial statements (“ASU 2013-02”). The guidance is effective prospectively for annual periods beginning after December 15, 2012, and interim periods within those annual periods, which will be the first quarter of our 2014 fiscal year. The adoption of ASU 2013-02 will not change the items that must be reported in other comprehensive income.

Recently Adopted Accounting Pronouncements.

In June 2011, the FASB issued an ASU to provide guidance on increasing the prominence of items reported in other comprehensive income (“ASU 2011-05”). The update eliminated the option to present components of other comprehensive income as part of the statement of partners’ capital and required net income and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted ASU 2011-05 on September 30, 2012. This update did not change the items that must be reported in other comprehensive income, but required us to change its historical practice of showing comprehensive income and its components within the Statement of Partners’ Capital.

In July 2012, the FASB issued an ASU to simplify previous guidance which required an entity to perform a two-step impairment test for intangible assets (“ASU 2012-02”). The update allows entities to first assess the qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. We adopted ASU 2012-02 on September 30, 2012 and its adoption did not have any impact on our financial position, results or operations or cash flows.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1/2 of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the total ratio of debt to EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. The interest rate swaps have been designated as a cash flow hedge. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At March 30, 2013, the fair value of the interest rate swaps was $3.8 million representing an unrealized loss and is included within other current liabilities and other liabilities, as applicable, with a corresponding debit in OCI.

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

Sensitivity Analysis

In an effort to estimate our exposure to unfavorable market price changes in commodities related to our open positions under derivative instruments, we developed a model that incorporates the following data and assumptions:

A.	The fair value of open positions as of March 30, 2013.

B.	The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, a hypothetical 10% adverse change in market prices for which futures and option contracts exists indicates potential future losses in future earnings of $1.6 million as of March 30, 2013. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 29, 2012. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of March 30, 2013. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of March 30, 2013, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 30, 2013 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, Note 11 to the Condensed Consolidated Financial Statements, of this Form 10-Q is hereby incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

101.INS	XBRL Instance Document (Filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (Filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (Filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (Filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (Filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUBURBAN PROPANE PARTNERS, L.P.

May 9, 2013	By:	/s/ MICHAEL A. STIVALA
Date		Michael A. Stivala
Chief Financial Officer

May 9, 2013	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Vice President and Chief Accounting Officer