Form 10-Q
period 2013-06-29
SUBURBAN PROPANE PARTNERS LP
filed 2013-08-08
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2013

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

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 29,	September 29,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$319,990	$134,317
Accounts receivable, less allowance for doubtful accounts of $6,793 and $4,347, respectively	105,670	88,944
Inventories	68,949	88,176
Other current assets	15,782	26,078

Total current assets	510,391	337,515
Property, plant and equipment, net	904,737	936,228
Goodwill	1,087,429	1,087,429
Other intangible assets, net	431,371	474,618
Other assets	45,614	48,060

Total assets	$2,979,542	$2,883,850

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$46,072	$53,141
Accrued employment and benefit costs	28,185	16,514
Customer deposits and advances	61,851	124,297
Other current liabilities	62,230	59,763

Total current liabilities	198,338	253,715
Long-term borrowings	1,416,051	1,422,078
Accrued insurance	54,060	45,960
Other liabilities	73,663	71,598

Total liabilities	1,742,112	1,793,351

Commitments and contingencies
Partners’ capital:
Common Unitholders (60,231 and 57,013 units issued and outstanding at June 29, 2013 and September 29, 2012, respectively)	1,291,665	1,151,606
Accumulated other comprehensive loss	(54,235)	(61,107)

Total partners’ capital	1,237,430	1,090,499

Total liabilities and partners’ capital	$2,979,542	$2,883,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	June 29,	June 23,
	2013	2012
Revenues
Propane	$230,777	$142,681
Fuel oil and refined fuels	31,026	17,533
Natural gas and electricity	16,132	12,119
All other	12,870	7,268

	290,805	179,601
Costs and expenses
Cost of products sold	148,176	88,776
Operating	118,314	65,369
General and administrative	13,465	13,778
Acquisition-related costs	—	5,950
Depreciation and amortization	31,505	8,472

	311,460	182,345
Operating loss	(20,655)	(2,744)
Interest expense, net	24,385	6,479

Loss before provision for income taxes	(45,040)	(9,223)
Provision for income taxes	148	100

Net loss	$(45,188)	$(9,323)

Loss per Common Unit - basic	$(0.77)	$(0.26)

Weighted average number of Common Units outstanding - basic	58,730	35,653

Loss per Common Unit - diluted	$(0.77)	$(0.26)

Weighted average number of Common Units outstanding - diluted	58,730	35,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Nine Months Ended
	June 29,	June 23,
	2013	2012
Revenues
Propane	$1,164,099	$666,796
Fuel oil and refined fuels	185,967	92,262
Natural gas and electricity	64,253	51,878
All other	45,615	26,177

	1,459,934	837,113
Costs and expenses
Cost of products sold	740,275	480,751
Operating	359,621	202,604
General and administrative	51,060	40,231
Acquisition-related costs	—	5,950
Depreciation and amortization	93,347	23,906

	1,244,303	753,442
Operating income	215,631	83,671
Loss on debt extinguishment	—	507
Interest expense, net	73,284	19,742

Income before provision for (benefit from) income taxes	142,347	63,422
Provision for (benefit from) income taxes	430	(60)

Net income	$141,917	$63,482

Income per Common Unit - basic	$2.46	$1.78

Weighted average number of Common Units outstanding - basic	57,718	35,616

Income per Common Unit - diluted	$2.45	$1.77

Weighted average number of Common Units outstanding - diluted	57,924	35,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 29,	June 23,	June 29,	June 23,
	2013	2012	2013	2012
Net (loss) income	$(45,188)	$(9,323)	$141,917	$63,482
Other comprehensive income:
Net unrealized gains (losses) on cash flow hedges	814	(1,855)	930	(2,234)
Reclassification of realized losses on cash flow hedges into earnings	745	670	2,346	2,008
Amortization of net actuarial losses and prior service credits into earnings	1,198	1,195	3,596	3,586

Other comprehensive income	2,757	10	6,872	3,360

Total comprehensive (loss) income	$(42,431)	$(9,313)	$148,789	$66,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 29,	June 23,
	2013	2012
Cash flows from operating activities:
Net income	$141,917	$63,482
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	93,347	23,906
Loss on debt extinguishment	—	507
Other, net	(2,073)	6,424
Changes in assets and liabilities:
Accounts receivable	(16,726)	4,152
Inventories	19,227	13,576
Other current and noncurrent assets	3,116	(1,644)
Accounts payable	(7,069)	(11,147)
Accrued employment and benefit costs	11,671	(10,580)
Customer deposits and advances	(62,446)	(20,842)
Accrued insurance	8,100	(1,177)
Other current and noncurrent liabilities	11,404	6,593

Net cash provided by operating activities	200,468	73,250

Cash flows from investing activities:
Capital expenditures	(21,167)	(14,384)
Proceeds from sale of property, plant and equipment	5,633	2,367
Adjustment to purchase price for Inergy Propane	5,850	—

Net cash (used in) investing activities	(9,684)	(12,017)

Cash flows from financing activities:
Net proceeds from issuance of Common Units	143,444	—
Partnership distributions	(148,555)	(90,790)
Repayments of long-term borrowings	—	(100,000)
Proceeds from long-term borrowings	—	100,000
Issuance costs associated with long-term borrowings	—	(4,192)

Net cash (used in) financing activities	(5,111)	(94,982)

Net increase (decrease) in cash and cash equivalents	185,673	(33,749)
Cash and cash equivalents at beginning of period	134,317	149,553

Cash and cash equivalents at end of period	$319,990	$115,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance at September 29, 2012	57,013	$1,151,606	$(61,107)	$1,090,499
Net income		141,917		141,917
Unrealized gains on cash flow hedges			930	930
Reclassification of realized losses on cash flow hedges into earnings			2,346	2,346
Amortization of net actuarial losses and prior service credits into earnings			3,596	3,596
Partnership distributions		(148,555)		(148,555)
Common Units issued under Restricted Unit Plans	113
Sale of Common Units under public offering, net of offering expenses	3,105	143,444		143,444
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		3,253		3,253

Balance at June 29, 2013	60,231	$1,291,665	$(54,235)	$1,237,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1. Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 60,230,892 Common Units outstanding at June 29, 2013. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership as amended (the “Partnership Agreement”). Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

Reclassifications and Revisions. Certain prior period amounts have been revised to reflect the retrospective application of adjustments made to the Acquisition Date fair value of certain assets acquired and liabilities assumed in the Inergy Propane acquisition. See Note 3.

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

During the third quarter of fiscal 2013, the Partnership finalized the third party valuations of the Acquisition Date fair value of certain assets acquired, principally property, plant and equipment, and intangible assets. The condensed consolidated balance sheets as of June 29, 2013 and September 29, 2012 reflect the final allocation of the purchase price to the assets acquired and liabilities assumed in this business combination.

The table provides the final purchase price allocation:

Cash and cash equivalents	$7,964
Accounts receivable	36,076
Inventories	30,457
Other current assets	2,067

Current assets acquired	76,564
Property, plant & equipment	617,854
Customer relationships	445,500
Non-compete agreements	23,059
Other intangible assets	1,983
Goodwill	809,778
Other assets	2,151

Total assets acquired	$1,976,889

Liabilities assumed:
Accounts payable	$16
Accrued employment and benefit costs	2,149
Customer deposits and advances	48,469
Other current liabilities	18,613
Other noncurrent liabilities	16,727

Total liabilities assumed	85,974

Total	$1,890,915

The final purchase price allocation resulted in the following adjustments to the provisional fair value estimates: property, plant and equipment decreased $33,302, intangible assets (principally customer relationships) increased $39,583, other current assets decreased $765 and other noncurrent liabilities increased $646. The net effect of these adjustments resulted in a $4,870 decrease to goodwill as of the Acquisition Date. Prior period results of operations have been revised for any increase or decrease to certain components of net income as indicated in the table below.

	Increase (decrease)
	Fiscal 2012	Fiscal 2013
	Three months ended	Three months ended	Three months ended
	September 29, 2012	December 29, 2012	March 30, 2013
Depreciation expense	$(205)	$(305)	$(340)
Amortization expense	1,449	2,473	2,008

Total depreciation & amortization expense	$1,244	$2,168	$1,668

The following presents a comparison of the actual results for the three and nine months ended June 29, 2013 with the unaudited pro forma combined financial information for the three and nine months ended June 23, 2012 as if the Inergy Propane acquisition had occurred on September 26, 2010, the first day of the Partnership’s 2011 fiscal year. The unaudited pro forma combined financial information is not necessarily indicative of the results that would have occurred had the Inergy Propane acquisition occurred on the date indicated, nor is it necessarily indicative of future operating results.

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 23, 2012	June 29, 2013	June 23, 2012
Revenues	$290,805	$307,679	$1,459,934	$1,582,831
Net (loss) income	$(45,188)	$(37,312)	$141,917	$66,615
(Loss) income per Common Unit
Basic	$(0.77)	$(0.66)	$2.46	$1.19
Diluted	$(0.77)	$(0.66)	$2.45	$1.18

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

The following summarizes the gross fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheet as of June 29, 2013 and September 29, 2012, respectively:

	As of June 29, 2013		As of September 29, 2012
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$1,020	Other current assets	$4,523
	Other assets	574	Other assets	610

		$1,594		$5,133

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	$1,276	Other current liabilities	$2,430
	Other liabilities	925	Other liabilities	3,047

		$2,201		$5,477

Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$745	Other current liabilities	$8,720
	Other liabilities	4	Other liabilities	22

		$749		$8,742

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended		Nine Months Ended
	June 29, 2013		June 23, 2012
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$5,002	$1,209	$1,780	$118
Beginning balance realized during the period	(3,933)	(1,162)	(758)	(15)
Contracts purchased during the period	984	—	3,245	259
Change in the fair value of outstanding contracts	(544)	(43)	2,678	669

Ending balance of over-the-counter options	$1,509	$4	$6,945	$1,031

As of June 29, 2013 and September 29, 2012, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately six and four months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statement of operations and the condensed consolidated statement of comprehensive income, as applicable, for the three and nine months ended June 29, 2013 and June 23, 2012 are as follows:

	Three months ended June 29, 2013			Three months ended June 23, 2012
Derivatives in Cash Flow Hedging Relationships	Gains (Losses) Recognized in OCI (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI into Income		Gains (Losses) Recognized in OCI (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI into Income
		Location	Amount		Location	Amount
Interest rate swap	$814	Interest expense	$(745)	$(1,855)	Interest expense	$(670)

	$814		$(745)	$(1,855)		$(670)

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income	Amount of Unrealized Gains (Losses) Recognized in Income		Location of Gains (Losses) Recognized in Income	Amount of Unrealized Gains (Losses) Recognized in Income
Commodity-related derivatives	Cost of products sold	$(73)		Cost of products sold	$8,218

		$(73)			$8,218

	Nine months ended June 29, 2013			Nine months ended June 23, 2012
Derivatives in Cash Flow Hedging Relationships	Gains (Losses) Recognized in OCI (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI into Income		Gains (Losses) Recognized in OCI (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI into Income

		Location	Amount		Location	Amount
Interest rate swap	$930	Interest expense	$(2,346)	$(2,234)	Interest expense	$(2,008)

	$930		$(2,346)	$(2,234)		$(2,008)

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income	Amount of Unrealized Gains (Losses) Recognized in Income		Location of Gains (Losses) Recognized in Income	Amount of Unrealized Gains (Losses) Recognized in Income
Commodity-related derivatives	Cost of products sold	$(6,333)		Cost of products sold	$7,170

		$(6,333)			$7,170

Bank Debt and Senior Notes. The fair value of the borrowings under the Revolving Credit Facility (defined below) approximates the carrying value since the interest rates are periodically adjusted to reflect market conditions. Based upon quoted market prices (a Level 1 input), the fair value of the Senior Notes (defined below) of the Partnership are as follows:

	As of
	June 29,	September 29,
	2013	2012
7.5% senior notes due October 1, 2018	$522,626	$531,316
7.375% senior notes due March 15, 2020	262,500	272,500
7.375% senior notes due August 1, 2021	523,581	542,460

	$1,308,707	$1,346,276

5. Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	June 29,	September 29,
	2013	2012
Propane, fuel oil and refined fuels and natural gas	$65,671	$83,543
Appliances	3,278	4,633

	$68,949	$88,176

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

	As of
	June 29,	September 29,
	2013	2012
Propane	$1,075,091	$1,075,091
Fuel oil and refined fuels	4,438	4,438
Natural gas and electricity	7,900	7,900

	$1,087,429	$1,087,429

The carrying values of goodwill assigned to the operating segments as of September 29, 2012 have been revised to reflect the final purchase price allocation from the Inergy Propane acquisition (see Note 3), which resulted in an increase of $5,820 and a decrease of $10,690 to goodwill assigned to the propane and fuel oil and refined fuels operating segments, respectively.

7. Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and restricted units granted under the restricted unit plans to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under the restricted unit plans. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 205,828 and 177,431 units for the nine months ended June 29, 2013 and June 23, 2012, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method. Diluted loss per unit for the three months ended June 29, 2013 and June 23, 2012 does not include unvested Restricted Units as their effect would be anti-dilutive.

8. Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	June 29,	September 29,
	2013	2012
7.5% senior notes due October 1, 2018, including unamortized premium of $29,820 and $33,366, respectively	$526,377	$529,923
7.375% senior notes due March 15, 2020, net of unamortized discount of $1,453 and $1,615, respectively	248,547	248,385
7.375% senior notes due August 1, 2021, including unamortized premium of $37,684 and $40,327, respectively	541,127	543,770
Revolving Credit Facility, due January 5, 2017	100,000	100,000

	$1,416,051	$1,422,078

Senior Notes.

2018 Senior Notes and 2021 Senior Notes

On August 1, 2012, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., issued $496,557 in aggregate principal amount of unregistered 7.5% senior notes due October 1, 2018 (the “2018 Senior Notes”) and $503,443 in aggregate principal amount of unregistered 7.375% senior notes due August 1, 2021 (the “2021 Senior Notes”) in a private placement in connection with the Inergy Propane acquisition described in Note 1. Based on market rates for similar issues, the 2018 Senior Notes and 2021 Senior Notes were valued at 106.875% and 108.125%, respectively, of the principal amount, on the Acquisition Date as they were issued in exchange for Inergy’s outstanding notes, not for cash. The 2018 Senior Notes require semi-annual interest payments in April and October, and the 2021 Senior Notes require semi-annual interest payments in February and August.

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

On August 2, 2013, the Partnership repurchased pursuant to an optional redemption $133,400 of its 2021 Senior Notes using net proceeds from its May 2013 public offering and net proceeds from the underwriters’ exercise of their over-allotment option to purchase additional Common Units. In addition, on August 6, 2013, the Partnership repurchased $23,900 of its 2021 Senior Notes in a private transaction using cash on hand. In connection with these repurchases, which totaled $157,300 in aggregate principal amount, the Partnership will recognize a loss on the extinguishment of debt of $2,147 in the fourth quarter of fiscal 2013, consisting of $11,761 for the repurchase premium and related fees, as well as the write-off of $2,067 and ($11,681) in unamortized debt origination costs and unamortized premium, respectively.

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

Credit Agreement

The Operating Partnership has an amended and restated credit agreement entered into on January 5, 2012, as amended on August 1, 2012 (the “Amended Credit Agreement”) that provides for a five-year $400,000 revolving credit facility (the “Revolving Credit Facility”) of which, $100,000 was outstanding as of June 29, 2013 and September 29, 2012. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

The amendment to the Amended Credit Agreement on August 1, 2012 also amended certain restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, as well as certain financial covenants, including (a) requiring the Partnership’s consolidated interest coverage ratio, as defined in the amendment, to be not less than 2.0 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined in the amendment, of the Partnership from being greater than 7.0 to 1.0 as of the end of any fiscal quarter. The minimum consolidated interest coverage ratio increases over time, and commencing with the third quarter of fiscal 2014, such minimum ratio will be 2.5 to 1.0. The maximum consolidated leverage ratio decreases over time, as well as upon the occurrence of certain events (such as the issuance of Common Units where the net proceeds from the issuance exceed certain thresholds). Commencing with the second quarter of fiscal 2013, such maximum ratio will be 4.75 to 1.0 (or 5.0 to 1.0 during an acquisition period, as defined in the amendment) as a result of the issuance of Common Units in August 2012. As of June 29, 2013, the requirements for minimum consolidated interest coverage ratio and maximum consolidated leverage ratio were 2.25 to 1.0 and 4.75 to 1.0, respectively.

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

Borrowings under the Revolving Credit Facility of the Amended Credit Agreement bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1/2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of June 29, 2013, the interest rate for the Revolving Credit Facility was approximately 2.8%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.

In connection with the previous revolving credit facility, the Operating Partnership entered into an interest rate swap agreement with a notional amount of $100,000 and an effective date of March 31, 2010 and termination date of June 25, 2013. Under the interest rate swap agreement, the Operating Partnership will pay a fixed interest rate of 3.12% to the issuing lender on the notional principal amount outstanding, effectively fixing the LIBOR portion of the interest rate at 3.12%. In return, the issuing lender paid to the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The interest rate swap was designated as a cash flow hedge. In connection with the Amended Credit Agreement, the Operating Partnership entered into a forward starting interest rate swap agreement with a June 25, 2013 effective date and a maturity date of January 5, 2017. Under this forward starting interest rate swap agreement, the Operating Partnership will pay a fixed interest rate of 1.63% to the issuing lender on the notional principal amount outstanding, and the issuing lender will pay to the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The forward starting interest rate swap has been designated as a cash flow hedge.

As of June 29, 2013, the Partnership had standby letters of credit issued under the Revolving Credit Facility of the Amended Credit Agreement in the aggregate amount of $49,242 which expire periodically through April 15, 2014. Therefore, as of June 29, 2013, the Partnership had available borrowing capacity of $250,758 under the Revolving Credit Facility.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of June 29, 2013.

The aggregate amounts of long-term debt maturities subsequent to June 29, 2013 are as follows: fiscal 2013 through fiscal 2016: $-0-; fiscal 2017: $100,000; and thereafter: $1,250,000.

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

On July 25, 2013, the Partnership announced a quarterly distribution of $0.8750 per Common Unit, or $3.50 per Common Unit on an annualized basis, in respect of the third quarter of fiscal 2013, payable on August 13, 2013 to holders of record on August 6, 2013.

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

Restricted Unit Plans. In fiscal 2000 and fiscal 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan and 2009 Restricted Unit Plan (collectively, the “Restricted Unit Plans”), respectively, which authorize the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership. The total number of Common Units authorized for issuance under the Restricted Unit Plans was 1,902,122 as of June 29, 2013. Unless otherwise stipulated by the Compensation Committee of the Board of Supervisors on or before the grant date, restricted units issued under the Restricted Unit Plans vest over time with 25% of the Common Units vesting on each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting on the fifth anniversary of the grant date. The Restricted Unit Plans participants are not eligible to receive quarterly distributions with respect to or vote their respective restricted units until vested. Because each restricted unit represents a promise to issue a Common Unit at a future date, restricted units cannot be sold or transferred prior to vesting. The fair value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions and forfeitures during the vesting period. Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plans. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

During the nine months ended June 29, 2013, the Partnership awarded 200,933 restricted units under the Restricted Unit Plans at an aggregate grant date fair value of $4,706. The following is a summary of activity for the Restricted Unit Plans for the nine months ended June 29, 2013:

		Weighted Average
		Grant Date Fair
	Units	Value Per Unit
Outstanding September 29, 2012	442,851	$32.68
Awarded	200,933	23.42
Forfeited	(1,525)	(34.14)
Issued	(112,660)	(32.01)

Outstanding June 29, 2013	529,599	$29.31

As of June 29, 2013, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $6,836. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1.8 years. Compensation expense recognized under the Restricted Unit Plans, net of forfeitures, for the three and nine months ended June 29, 2013 was $840 and $3,253, respectively, and $911 and $3,261 for the three and nine months ended June 23, 2012, respectively.

Long-Term Incentive Plan. The Partnership has a non-qualified, unfunded long-term incentive plan for officers and key employees (the “LTIP”) which provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period. The level of compensation earned under the LTIP is based on the market performance of the Partnership’s Common Units on the basis of total return to Unitholders (“TRU”) compared to the TRU of a predetermined peer group consisting solely of other master limited partnerships, approved by the Compensation Committee of the Board of Supervisors, over the same three-year performance period. As a result of the quarterly remeasurement of the liability for awards under the LTIP, compensation expense for the three and nine months ended June 29, 2013 was $615 and $2,333, respectively, and $(49) and $643 for the three and nine months ended June 23, 2012, respectively. As of June 29, 2013 and September 29, 2012, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $3,822 and $1,488, respectively, related to estimated future payments under the LTIP.

11. Commitments and Contingencies

Self-Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of June 29, 2013 and September 29, 2012, the Partnership had accrued insurance liabilities of $61,040 and $54,551, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $19,262 and $17,522 as of June 29, 2013 and September 29, 2012, respectively.

Legal Matters. The Partnership’s operations are subject to operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. The Partnership has been, and will continue to be, a defendant in various legal proceedings and litigation as a result of these operating hazards and risks, and as a result of other aspects of its business. In this last regard, on May 9, 2013, a California trial court approved the settlement of a class action in which were alleged several claims relating to two fees charged by the Partnership in connection with its residential propane business in California. During the fourth quarter of fiscal 2012, to avoid both the continued expenses and burden of defending that action and the uncertainty inherent in all litigations, the Partnership entered into an agreement to settle that California action on a class-wide basis in return for the payment of a monetary sum and certain non-monetary consideration, and established an accrual of $4,500 for the estimated cost of the settlement. Distribution of settlement proceeds to the class members is to commence on August 7, 2013. The Partnership currently is a defendant in a putative class action in which the court has denied class certification without prejudice. The Partnership believes such suit is without merit. In the putative class action, the Partnership has been successful in eliminating several of the claims such that only certain contractual and consumer statute claims remain. The Partnership is contesting this putative class action vigorously and has determined, based on the allegations and discovery to date, that no reserve for a loss contingency other than for legal defense fees and expenses is required. The Partnership is unable to reasonably estimate the possible loss or range of loss, if any, arising from this litigation.

12. Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2020. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $16,393 as of June 29, 2013. The fair value of residual value guarantees for outstanding operating leases was de minimis as of June 29, 2013 and September 29, 2012.

13. Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	June 29,	June 23,	June 29,	June 23,
	2013	2012	2013	2012
Interest cost	$1,307	$1,577	$3,921	$4,733
Expected return on plan assets	(1,320)	(1,416)	(3,961)	(4,249)
Recognized net actuarial loss	1,321	1,318	3,964	3,953

Net periodic benefit cost	$1,308	$1,479	$3,924	$4,437

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	June 29,	June 23,	June 29,	June 23,
	2013	2012	2013	2012
Service Cost	$2	$2	$6	$5
Interest cost	146	200	439	602
Amortization of prior service costs	(122)	(122)	(367)	(367)
Recognized net actuarial loss	—	—	—	—

Net periodic benefit cost	$26	$80	$78	$240

There are no projected minimum employer cash contribution requirements under ERISA laws for fiscal 2013 under the Partnership’s defined benefit pension plan. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2013 is $1,427, of which $975 has been contributed during the nine months ended June 29, 2013.

As a result of the acquisition of Inergy Propane, the Partnership contributes to multi-employer pension plans (“MEPP”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding. During the third quarter of fiscal 2013, the Partnership established an accrual of $6,000 for its estimated obligation to certain MEPPs due to the Partnership’s voluntary partial withdrawal from one such MEPP and full withdrawal from two MEPPs. Due to the uncertainty regarding future factors that could trigger withdrawal liability, including the integration of Inergy Propane, the Partnership is unable to determine the amount and timing of any future withdrawal liability, if any.

14. Public Offerings

On May 17, 2013, the Partnership sold 2,700,000 Common Units in a public offering at a price of $48.16 per Common Unit realizing proceeds of $124,684, net of underwriting commissions and other offering expenses. On May 22, 2013, following the underwriters’ exercise of their over-allotment option, the Partnership sold an additional 405,000 Common Units at $48.16 per Common Unit, generating additional proceeds of $18,760, net of underwriting commissions. The net proceeds from the offering, including the net proceeds from the underwriters’ exercise of their over-allotment option, were used to redeem $133,400 of the Partnership’s 2021 Senior Notes in August 2013, as discussed in Note 8, above.

15. Income Taxes

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

The following table presents certain relevant financial information by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Nine Months Ended
	June 29,	June 23,	June 29,	June 23,
	2013	2012	2013	2012
Revenues:
Propane	$230,777	$142,681	$1,164,099	$666,796
Fuel oil and refined fuels	31,026	17,533	185,967	92,262
Natural gas and electricity	16,132	12,119	64,253	51,878
All other	12,870	7,268	45,615	26,177

Total revenues	$290,805	$179,601	$1,459,934	$837,113

Operating (loss) income:
Propane	$12,267	$25,270	$294,713	$139,251
Fuel oil and refined fuels	(5,263)	(1,789)	1,186	4,142
Natural gas and electricity	1,802	1,416	10,079	5,759
All other	(7,625)	(4,029)	(19,019)	(10,358)
Corporate	(21,836)	(23,612)	(71,328)	(55,123)

Total operating (loss) income	(20,655)	(2,744)	215,631	83,671
Reconciliation to net (loss) income:
Loss on debt extinguishment	—	—	—	507
Interest expense, net	24,385	6,479	73,284	19,742
Provision for (benefit from) income taxes	148	100	430	(60)

Net (loss) income	$(45,188)	$(9,323)	$141,917	$63,482

Depreciation and amortization:
Propane	$24,802	$5,142	$74,189	$14,997
Fuel oil and refined fuels	1,284	1,433	4,212	2,595
Natural gas and electricity	40	79	158	382
All other	227	19	518	72
Corporate	5,152	1,799	14,270	5,860

Total depreciation and amortization	$31,505	$8,472	$93,347	$23,906

	As of
	June 29,	September 29,
	2013	2012
Assets:
Propane	$2,438,357	$2,505,660
Fuel oil and refined fuels	79,028	77,059
Natural gas and electricity	15,847	14,777
All other	3,936	7,342
Corporate	442,374	279,012

Total assets	$2,979,542	$2,883,850

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and nine months ended June 23, 2013. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

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

Results of Operations and Financial Condition

Our results of operations and financial condition for the three and nine months ended June 29, 2013 were significantly affected by the retail propane assets and operations of Inergy, L.P. (“Inergy”) that we acquired on August 1, 2012 (the “Acquisition Date”). The acquired interests and assets are collectively referred to as “Inergy Propane”. See Note 3, “Acquisition of Inergy Propane,” included within the Notes to Condensed Consolidated Financial Statements section of Item 1 in this quarterly report, as well as Note 3, “Acquisition of Inergy Propane,” included within the Notes to Consolidated Financial Statements section of our Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

Consistent with the seasonal nature of the propane and fuel oil businesses, we typically experience a net loss in the third quarter. For comparative purposes, the variances in year-over-year results were primarily attributable to the inclusion of the retail propane operations of Inergy Propane, as well as improvements in the operating performance of our legacy operations. Net loss for the three months ended June 29, 2013 was $45.2 million, or $0.77 per Common Unit, compared to a net loss of $9.3 million, or $0.26 per Common Unit, in the prior year third quarter. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the third quarter of fiscal 2013 amounted to $10.9 million, compared to $5.7 million in the prior year third quarter.

Net income and EBITDA for the fiscal 2013 third quarter included a charge of $6.0 million related to our voluntary withdrawal from multi-employer pension plans covering certain employees acquired in the Inergy Propane acquisition, as well as $2.2 million in expenses related to the ongoing integration of Inergy Propane. Net income and EBITDA for the fiscal 2012 third quarter included $5.9 million in acquisition-related costs associated with the acquisition of Inergy Propane. Excluding the effects of these charges, as well as the unrealized (non-cash) mark-to-market adjustments on derivative instruments in both quarters, Adjusted EBITDA (as defined and reconciled below) amounted to $19.2 million for the fiscal 2013 third quarter, compared to Adjusted EBITDA of $3.5 million in the prior year third quarter.

Retail propane gallons sold in the third quarter of fiscal 2013 increased 43.1 million gallons, to 92.1 million gallons from 49.0 million gallons in the prior year third quarter. Sales of fuel oil and other refined fuels increased 4.0 million gallons, to 8.3 million gallons compared to 4.3 million gallons in the prior year third quarter. The increase in volumes sold was primarily attributable to the inclusion of the Inergy Propane operations, as well as increases in our legacy operations resulting from colder average temperatures in the month of April 2013 compared to April 2012. According to the National Oceanic and Atmospheric Administration (“NOAA”), average temperatures (as measured by heating degree days) across all of our service territories during April 2013 were 4% colder than normal.

Our integration efforts resumed in earnest at the end of the fiscal 2013 heating season. We have refined our regional management structure, defined our local operating footprint and identified the management teams across our entire platform. In addition, we have made substantial progress on our retail system conversions that support our new operating footprint. Our field integration efforts will continue through October 2013 before being suspended during the upcoming heating season, and will resume again in March 2014.

Despite the increased size of our business and higher working capital requirements, we once again funded all working capital needs from cash on hand without the need to borrow under our revolving credit facility. Additionally, during the third quarter, we took steps to further strengthen our balance sheet with the successful completion of a secondary public offering of Common Units, which raised net proceeds of $143.4 million. On August 2, 2013, we redeemed $133.4 million of outstanding borrowings under our 7.375% Senior Notes due 2021 from the net proceeds of this offering, and on August 6, 2013 we repurchased an additional $23.9 million of our 7.375 Senior Notes due 2021 using cash on hand. Excluding the net proceeds of the secondary public offering from our cash balance as of June 29, 2013, we ended the quarter with more than $176.6 million of cash.

As previously announced on July 25, 2013, our Board of Supervisors has declared a quarterly distribution of $0.8750 per Common Unit for the three months ended June 29, 2013. On an annualized basis, this distribution rate equates to $3.50 per Common Unit. The $0.8750 per Common Unit distribution is payable on August 13, 2013 to Common Unitholders of record as of August 6, 2013.

Our anticipated cash requirements for the remainder of fiscal 2013 include: (i) maintenance and growth capital expenditures of approximately $10.0 to $15.0 million; (ii) interest payments of approximately $47.7 million; and (iii) cash distributions of approximately $52.7 million to our Common Unitholders based on the current quarterly distribution rate of $0.8750 per Common Unit. As of June 29, 2013, we had unused borrowing capacity under our Revolving Credit Facility of $250.8 million, after considering outstanding letters of credit of $49.2 million and outstanding borrowings of $100.0 million.

Three Months Ended June 29, 2013 Compared to Three Months Ended June 23, 2012

Revenues

	Three Months Ended
	June 29,	June 23,		Percent
(Dollars in thousands)	2013	2012	Increase	Increase
Revenues
Propane	$230,777	$142,681	$88,096	61.7%
Fuel oil and refined fuels	31,026	17,533	13,493	77.0%
Natural gas and electricity	16,132	12,119	4,013	33.1%
All other	12,870	7,268	5,602	77.1%

Total revenues	$290,805	$179,601	$111,204	61.9%

Total revenues increased $111.2 million, or 61.9%, to $290.8 million for the third quarter of fiscal 2013 compared to $179.6 million for the prior year third quarter, primarily due to higher volumes sold, offset to an extent by lower average selling prices. As discussed above, the increase in propane and fuel oil and refined fuels volumes sold was primarily due to the addition of the Inergy Propane business, coupled with increases in volumes sold across all reportable segments in our legacy operations resulting from colder average temperatures in the month of April. While weather during the third quarter typically has less of an impact on volumes sold than it does during the heating season, the colder temperatures during the month of April 2013, where average temperatures (as measured in heating degree days) were 19% colder than April 2012, had a favorable impact on volumes sold compared to the prior year.

Revenues from the distribution of propane and related activities of $230.8 million for the third quarter of fiscal 2013 increased $88.1 million, or 61.7%, compared to $142.7 million in the prior year third quarter, primarily due to higher volumes sold, partially offset by lower average selling prices attributable to lower product costs. Retail propane gallons sold in the third quarter of fiscal 2013 increased 43.1 million gallons, or 87.9%, to 92.1 million gallons from 49.0 million gallons in the prior year third quarter, primarily as a result of the addition of Inergy Propane, as well as increases in our legacy operations resulting from colder average temperatures in April 2013. Higher propane volumes sold resulted in an increase of $117.5 million in revenues during the third quarter of fiscal 2013 compared to the prior year third quarter. Average propane selling prices for the third quarter of fiscal 2013 decreased 10.7% compared to the prior year third quarter due to lower product costs, resulting in a $25.8 million decrease in revenues year-over-year. Included within the propane segment are revenues from other propane activities of $2.3 million for the third quarter of fiscal 2013, which decreased $3.6 million compared to the prior year third quarter.

Revenues from the distribution of fuel oil and refined fuels of $31.0 million for the third quarter of fiscal 2013 increased $13.5 million, or 77.0%, from $17.5 million in the prior third quarter, primarily due to higher volumes sold, offset to an extent by lower average selling prices. Fuel oil and refined fuels gallons sold in the third quarter of fiscal 2013 increased 4.0 million gallons, or 93.2%, to 8.3 million gallons from 4.3 million gallons in the prior year third quarter, primarily as a result of the addition of Inergy Propane, as well as increases in our legacy operations resulting from colder average temperatures in April 2013. Higher fuel oil and refined fuels volumes sold resulted in an increase of $16.0 million in revenues during the third quarter of fiscal 2013 compared to the prior year third quarter. Average selling prices in our fuel oil and refined fuels segment in the third quarter of fiscal 2013 decreased 7.5% compared to the prior year third quarter, resulting in a $2.5 million decrease in revenues year-over-year.

Revenues in our natural gas and electricity segment of $16.1 million for the third quarter of fiscal 2013 increased $4.0 million, or 33.1%, from $12.1 million in the prior year third quarter, primarily due to higher natural gas volumes sold as a result of colder average temperatures in April 2013.

Cost of Products Sold

	Three Months Ended
	June 29,	June 23,		Percent
(Dollars in thousands)	2013	2012	Increase	Increase
Cost of products sold
Propane	$106,278	$64,286	$41,992	65.3%
Fuel oil and refined fuels	25,656	14,283	11,373	79.6%
Natural gas and electricity	11,510	7,903	3,607	45.6%
All other	4,732	2,304	2,428	105.4%

Total cost of products sold	$148,176	$88,776	$59,400	66.9%

As a percent of total revenues	51.0%	49.4%

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

Average posted prices for propane and fuel oil for the third quarter of fiscal 2013 were 6.7% and 0.2%, respectively, lower than the prior year third quarter. Total cost of products sold increased $59.4 million, or 66.9%, to $148.2 million in the third quarter of fiscal 2013 compared to $88.8 million in the prior year third quarter, primarily due to higher volumes sold, offset to an extent by lower product costs. In addition, the net change in the fair value of derivative instruments resulted in de minimis unrealized (non-cash) gains in the third quarter of fiscal 2013 and unrealized (non-cash) gains of $8.2 million in the prior year third quarter, resulting in an increase of $8.2 million in cost of products sold in the third quarter of fiscal 2013 compared to the prior year third quarter, all of which was reported in the propane segment.

Cost of products sold associated with the distribution of propane and related activities of $106.3 million for the third quarter of fiscal 2013 increased $42.0 million, or 65.3%, compared to the prior year third quarter. Higher propane volumes sold resulted in an increase of $60.8 million in cost of products sold during the third quarter of fiscal 2013 compared to the prior year third quarter. The impact of the increase in volumes sold was partially offset by lower average propane costs, which resulted in a $25.8 million decrease in cost of products sold during the third quarter of fiscal 2013 compared to the prior year third quarter. Cost of products sold from other propane activities decreased $1.2 million in the third quarter of fiscal 2013 compared to the prior year third quarter.

Cost of products sold associated with our fuel oil and refined fuels segment of $25.7 million for the third quarter of fiscal 2013 increased $11.4 million, or 79.6%, compared to the prior year third quarter. Higher fuel oil and refined fuels volumes sold resulted in an increase of $13.2 million in cost of products sold during the third quarter of fiscal 2013 compared to the prior year third quarter. The impact of the increase in volumes sold was partially offset by lower average fuel oil and refined fuels costs, which resulted in a $1.8 million decrease in cost of products sold during the third quarter of fiscal 2013 compared to the prior year third quarter.

Cost of products sold in our natural gas and electricity segment of $11.5 million for the third quarter of fiscal 2013 increased $3.6 million, or 45.6%, compared to the prior year third quarter due to higher volumes sold and higher natural gas product costs.

For the third quarter of fiscal 2013, total cost of products sold as a percent of total revenues increased 1.6 percentage points to 51.0% from 49.4% in the prior year third quarter. The increase in cost of products sold as a percentage of revenues was primarily attributable to the net change in the fair value of derivative instruments discussed above, coupled with a higher concentration of lower margin refined fuels volumes sold in the third quarter of fiscal 2013 as a result of the inclusion of the Inergy Propane operations.

Operating Expenses

	Three Months Ended
	June 29,	June 23,		Percent
(Dollars in thousands)	2013	2012	Increase	Increase
Operating expenses	$118,314	$65,369	$52,945	81.0%
As a percent of total revenues	40.7%	36.4%

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

Operating expenses of $118.3 million in the third quarter of fiscal 2013 increased $52.9 million, or 81.0%, compared to $65.4 million in the prior year third quarter, primarily due to the addition of Inergy Propane. In addition, operating expenses for the third quarter of fiscal 2013 included a $6.0 million charge related to our voluntary partial withdrawal from a multi-employer pension plan and full withdrawal from two multi-employer pension plans, and a charge of $1.5 million for severance costs, both of which were associated with the integration of the Inergy Propane operations. These items were excluded from our calculation of Adjusted EBITDA for the three months ended June 29, 2013 below.

General and Administrative Expenses

	Three Months Ended
	June 29,	June 23,		Percent
(Dollars in thousands)	2013	2012	Decrease	Decrease
General and administrative expenses	$13,465	$13,778	$(313)	(2.3%)
As a percent of total revenues	4.6%	7.7%

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

General and administrative expenses of $13.5 million for third quarter of fiscal 2013 decreased $0.3 million compared to $13.8 million in the prior year third quarter, primarily due to lower legal expenses associated with uninsured matters. In addition, general and administrative expenses for the third quarter of fiscal 2013 included $0.7 million of professional services and other expenses associated with the integration of the Inergy Propane operations. This item was excluded from our calculation of Adjusted EBITDA below.

Acquisition-related Costs

During the third quarter of fiscal 2012 we recorded acquisition-related costs of $5.9 million related to the acquisition of Inergy Propane. These costs were primarily attributable to investment banker, legal, accounting and other consulting fees.

Depreciation and Amortization

	Three Months Ended
	June 29,	June 23,		Percent
(Dollars in thousands)	2013	2012	Increase	Increase
Depreciation and amortization	$31,505	$8,472	$23,033	271.9%
As a percent of total revenues	10.8%	4.7%

Depreciation and amortization expense of $31.5 million for the third quarter of fiscal 2013 increased $23.0 million compared to the prior year third quarter, primarily as a result of the acquired tangible and identifiable intangible assets of Inergy Propane.

Interest Expense, net

	Three Months Ended
	June 29,	June 23,		Percent
(Dollars in thousands)	2013	2012	Increase	Increase
Interest expense, net	$24,385	$6,479	$17,906	276.4%
As a percent of total revenues	8.4%	3.6%

Net interest expense of $24.4 million for the third quarter of fiscal 2013 increased $17.9 million compared to the prior year third quarter, primarily due to the issuance of $496.6 million in aggregate principal amount of 7.5% senior notes due October 1, 2018 and $503.4 million in aggregate principal amount of 7.375% senior notes due August 1, 2021 in connection with the acquisition of Inergy Propane on August 1, 2012. See Liquidity and Capital Resources below for additional discussion.

Net Loss, EBITDA and Adjusted EBITDA

Net loss for the third quarter of fiscal 2013 amounted to $45.2 million, or $0.77 per Common Unit, compared to net loss of $9.3 million, or $0.26 per Common Unit, in the prior year third quarter. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the third quarter of fiscal 2013 amounted to $10.9 million, compared to $5.7 million in the prior year third quarter. Adjusted EBITDA, as calculated below, amounted to $19.2 million for the third quarter of fiscal 2013 compared to $3.5 million in the prior year third quarter.

EBITDA represents net income (loss) before deducting interest expense, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA excluding the unrealized net gain or loss on mark-to-market activity for derivative instruments and certain other items, as applicable, as provided in the table below. Our management uses EBITDA and Adjusted EBITDA as measures of liquidity and we are including them because we believe that they provide our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. EBITDA and Adjusted EBITDA are not recognized terms under US GAAP and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with US GAAP. Because EBITDA and Adjusted EBITDA as determined by us excludes some, but not all, items that affect net income, they may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other companies.

The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of Adjusted EBITDA, as so calculated, to our net cash provided by operating activities:

	Three Months Ended
	June 29,	June 23,
(Dollars in thousands)	2013	2012
Net loss	$(45,188)	$(9,323)
Add:
Provision for income taxes	148	100
Interest expense, net	24,385	6,479
Depreciation and amortization	31,505	8,472

EBITDA	10,850	5,728
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	73	(8,218)
Integration-related costs	2,248	—
Multi-employer pension plan withdrawal charge	6,000	—
Acquisition-related costs	—	5,950

Adjusted EBITDA	19,171	3,460
Add (subtract):
Provision for income taxes	(148)	(100)
Interest expense, net	(24,385)	(6,479)
Unrealized (non-cash) gains (losses) on changes in fair value of derivatives	(73)	8,218
Integration-related costs	(2,248)	—
Multi-employer pension plan withdrawal charge	(6,000)	—
Acquisition-related costs	—	(5,950)
(Gain) on disposal of property, plant and equipment, net	(301)	(35)
Compensation cost recognized under Restricted Unit Plans	840	911
Changes in working capital and other assets and liabilities	79,649	56,177

Net cash provided by operating activities	$66,505	$56,202

Nine Months Ended June 29, 2013 Compared to Nine Months Ended June 23, 2012

Revenues

	Nine Months Ended
	June 29,	June 23,		Percent
(Dollars in thousands)	2013	2012	Increase	Increase
Revenues
Propane	$1,164,099	$666,796	$497,303	74.6%
Fuel oil and refined fuels	185,967	92,262	93,705	101.6%
Natural gas and electricity	64,253	51,878	12,375	23.9%
All other	45,615	26,177	19,438	74.3%

Total revenues	$1,459,934	$837,113	$622,821	74.4%

Total revenues increased $622.8 million, or 74.4%, to $1,459.9 million for the first nine months of fiscal 2013 compared to $837.1 million for the first nine months of the prior year due to higher volumes sold, offset to an extent by lower average propane, fuel oil and refined fuels and natural gas selling prices. The increase in sales volumes was primarily due to the addition of the Inergy Propane business, as well as increases in our legacy operations resulting from colder average temperatures. Average temperatures (as measured in heating degree days) across all of our service territories for the first nine months of fiscal 2013 were 4% warmer than normal, compared to 10% warmer than normal for the first nine months of the prior year.

Revenues from the distribution of propane and related activities of $1,164.1 million for the first nine months of fiscal 2013 increased $497.3 million, or 74.6%, compared to $666.8 million for the first nine months of the prior year, primarily due to higher volumes sold, partially offset by lower average selling prices associated with lower product costs. Retail propane gallons sold in the first nine months of fiscal 2013 increased 243.1 million gallons, or 114.0%, to 456.3 million gallons from 213.2 million gallons in the first nine months of the prior year, primarily as a result of the addition of Inergy Propane, as well as increases in our legacy operations resulting from colder average temperatures. Higher propane volumes sold resulted in an increase in revenues of $714.3 million for the first nine months of fiscal 2013 compared to the same period in the prior year. Average propane selling prices for the first nine months of fiscal 2013 decreased 15.6% compared to the first nine months of the prior year due to lower product costs, resulting in a $204.6 million decrease in revenues year-over-year. Included within the propane segment are revenues from other propane activities of $13.4 million for the first nine months of fiscal 2013, which decreased $12.4 million compared to the first nine months of the prior year due to lower volumes and lower selling prices.

Revenues from the distribution of fuel oil and refined fuels of $186.0 million for the first nine months of fiscal 2013 increased $93.7 million, or 101.6%, from $92.3 million in the first nine months of the prior year, primarily due to higher volumes sold, partially offset by lower average selling prices. Fuel oil and refined fuels gallons sold in the first nine months of fiscal 2013 increased 24.9 million gallons, or 110.1%, to 47.4 million gallons from 22.6 million gallons in the first nine months of the prior year, primarily as a result of the addition of Inergy Propane, as well as increases in our legacy operations resulting from colder average temperatures. Higher fuel oil and refined fuels volumes sold resulted in an increase in revenues of $101.0 million for the first nine months of fiscal 2013 compared to the same period in the prior year. Average selling prices in our fuel oil and refined fuels segment in the first nine months of fiscal 2013 decreased 3.8% compared to the first nine months of the prior year, resulting in a $7.3 million decrease in revenues year-over-year.

Revenues in our natural gas and electricity segment increased $12.4 million, or 23.9%, to $64.3 million in the first nine months of fiscal 2013 compared to $51.9 million in the first nine months of the prior year as a result of higher natural gas volumes sold, and higher electricity average selling prices. The increase in volumes sold was primarily attributable to the more favorable weather pattern in the first nine months of fiscal 2013, compared to the unseasonably warm weather in the first nine months of the prior year.

Cost of Products Sold

	Nine Months Ended
	June 29,	June 23,		Percent
(Dollars in thousands)	2013	2012	Increase	Increase
Cost of products sold
Propane	$524,868	$364,793	$160,075	43.9%
Fuel oil and refined fuels	153,088	72,435	80,653	111.3%
Natural gas and electricity	45,074	35,411	9,663	27.3%
All other	17,245	8,112	9,133	112.6%

Total cost of products sold	$740,275	$480,751	$259,524	54.0%

As a percent of total revenues	50.7%	57.4%

Average posted prices for propane and fuel oil for the first nine months of fiscal 2013 were 27.6% and 0.5%, respectively, lower than the first nine months of the prior year. Total cost of products sold increased $259.5 million, or 54.0%, to $740.3 million in the first nine months of fiscal 2013 compared to $480.8 million in the first nine months of the prior year due to higher volumes sold, partially offset by lower average propane product costs. The net change in the fair value of derivative instruments during the period resulted in unrealized (non-cash) losses of $6.3 million and unrealized (non-cash) gains of $7.2 million reported in cost of products sold in the first nine months of fiscal 2013 and 2012, respectively, resulting in an increase of $13.5 million in cost of products sold in the first nine months of fiscal 2013 compared to the same period in the prior year, all of which was reported in the propane segment.

Cost of products sold associated with the distribution of propane and related activities of $524.9 million for the first nine months of fiscal 2013 increased $160.1 million, or 43.9%, compared to the first nine months of the prior year. Higher propane volumes sold resulted in an increase of $392.4 million in cost of products sold during the first nine months of fiscal 2013 compared to the first nine months of the prior year. The impact of the increase in volumes sold was partially offset by lower average propane costs, which resulted in a $228.1 million decrease in cost of products sold during the first nine months of fiscal 2013 compared to the first nine months of the prior year. Cost of products sold from other propane activities decreased $17.7 million in the first nine months of fiscal 2013 compared to the first nine months of the prior year.

Cost of products sold associated with our fuel oil and refined fuels segment of $153.1 million for the first nine months of fiscal 2013 increased $80.7 million, or 111.3%, compared to the first nine months of the prior year. Higher fuel oil and refined fuels volumes sold and higher product costs resulted in an increase of $79.6 million and $1.1 million, respectively, in cost of products sold during the first nine months of fiscal 2013 compared to the first nine months of the prior year.

Cost of products sold in our natural gas and electricity segment of $45.1 million for the first nine months of fiscal 2013 increased $9.7 million, or 27.3%, compared to the first nine months of the prior year, primarily due to higher natural gas volumes sold, and higher natural gas and electricity product costs.

For the first nine months of fiscal 2013, total cost of products sold as a percent of total revenues decreased 6.7 percentage points to 50.7% from 57.4% in the first nine months of the prior year. The decrease in cost of products sold as a percentage of revenues was primarily attributable to the decline in propane wholesale product costs outpacing the decline in propane average selling prices. In addition, colder average temperatures and the inclusion of Inergy Propane operations resulted in a higher concentration of residential volumes sold in the first nine months of fiscal 2013 compared to the first nine months of the prior year, which had a favorable impact on overall gross margins.

Operating Expenses

	Nine Months Ended
	June 29,	June 23,		Percent
(Dollars in thousands)	2013	2012	Increase	Increase
Operating expenses	$359,621	$202,604	$157,017	77.5%
As a percent of total revenues	24.6%	24.2%

Operating expenses of $359.6 million for the first nine months of fiscal 2013 increased $157.0 million, or 77.5%, compared to $202.6 million for the first nine months of the prior year, primarily due to the addition of Inergy Propane, offset to an extent by lower payroll and benefit related expenses in our legacy operations resulting from operating efficiencies. In addition, operating expenses for the first nine months of fiscal 2013 included a $6.0 million charge related to our voluntary partial withdrawal from a multi-employer pension plan and full withdrawal from two multi-employer pension plans, and a charge of $2.5 million for severance costs, both of which were associated with the integration of the Inergy Propane operations. These charges were excluded from our calculation of Adjusted EBITDA for the nine months ended June 29, 2013 below.

As a result of the progress on our efforts to integrate the operations of Inergy Propane, including the initial process of blending geographic territories and systems, which commenced at the beginning of the third quarter of fiscal 2013, we have realized certain synergies in the combined operating expenses of Inergy Propane and our legacy operations.

General and Administrative Expenses

	Nine Months Ended
	June 29,	June 23,		Percent
(Dollars in thousands)	2013	2012	Increase	Increase
General and administrative expenses	$51,060	$40,231	$10,829	26.9%
As a percent of total revenues	3.5%	4.8%

General and administrative expenses of $51.1 million for the first nine months of fiscal 2013 increased $10.8 million compared to $40.2 million for the first nine months of the prior year, primarily due to higher variable compensation associated with higher earnings, as well as higher legal expenses associated with uninsured matters, offset to an extent by a $2.5 million gain on sale of an asset in the first nine months of fiscal 2013. In addition, general and administrative expenses for the first nine months of fiscal 2013 included $3.5 million of professional services and other expenses associated with the integration of the Inergy Propane operations. General and administrative expenses for the first nine months of fiscal 2012 included a $2.1 million non-cash charge from a loss on disposal of an asset used in our natural gas and electricity business. Both of these items were excluded from our calculation of Adjusted EBITDA below.

Acquisition-related Costs

During the first nine months of fiscal 2012 we recorded acquisition-related costs of $5.9 million related to the acquisition of Inergy Propane. These costs were primarily attributable to investment banker, legal, accounting and other consulting fees.

Depreciation and Amortization

	Nine Months Ended
	June 29,	June 23,		Percent
(Dollars in thousands)	2013	2012	Increase	Increase
Depreciation and amortization	$93,347	$23,906	$69,441	290.5%
As a percent of total revenues	6.4%	2.9%

Depreciation and amortization expense of $93.3 million for the first nine months of fiscal 2013 increased $69.4 million compared to $23.9 million in the first nine months of the prior year, primarily as a result of the acquired tangible and identifiable intangible assets of Inergy Propane.

Loss on Debt Extinguishment

In connection with the execution of the amendment of our credit agreement, we recognized a non-cash charge of $0.5 million to write-off a portion of unamortized debt origination costs during the first nine months of fiscal 2012. See Liquidity and Capital Resources below for additional discussion on the amendment to the credit agreement.

Interest Expense, net

	Nine Months Ended
	June 29,	June 23,		Percent
(Dollars in thousands)	2013	2012	Increase	Increase
Interest expense, net	$73,284	$19,742	$53,542	271.2%
As a percent of total revenues	5.0%	2.4%

Net interest expense of $73.3 million for the first nine months of fiscal 2013 increased $53.6 million compared to $19.7 million in the first nine months of the prior year, primarily due to the issuance of $496.6 million in aggregate principal amount of 7.5% senior notes due October 1, 2018 and $503.4 million in aggregate principal amount of 7.375% senior notes due August 1, 2021 in connection with the acquisition of Inergy Propane on August 1, 2012. See Liquidity and Capital Resources below for additional discussion.

Net Income, EBITDA and Adjusted EBITDA

Net income for the first nine months of fiscal 2013 amounted to $141.9 million, or $2.46 per Common Unit, compared to net income of $63.5 million, or $1.78 per Common Unit, in the first nine months of the prior year. EBITDA for the first nine months of fiscal 2013 and 2012 amounted to $309.0 million and $107.1 million, respectively. Adjusted EBITDA for the first nine months of fiscal 2013 and 2012 amounted to $326.3 million and $108.4 million, respectively.

The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of Adjusted EBITDA, as so calculated, to our net cash provided by operating activities:

	Nine Months Ended
	June 29,	June 23,
(Dollars in thousands)	2013	2012
Net income	$141,917	$63,482
Add:
Provision for (benefit from) income taxes	430	(60)
Interest expense, net	73,284	19,742
Depreciation and amortization	93,347	23,906

EBITDA	308,978	107,070
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	6,333	(7,170)
Integration-related costs	4,977	—
Multi-employer pension plan withdrawal charge	6,000	—
Loss on debt extinguishment	—	507
Loss on asset disposal	—	2,078
Acquisition-related costs	—	5,950

Adjusted EBITDA	326,288	108,435
Add (subtract):
(Provision for) benefit from income taxes	(430)	60
Interest expense, net	(73,284)	(19,742)
Unrealized (non-cash) gains (losses) on changes in fair value of derivatives	(6,333)	7,170
Integration-related costs	(4,977)	—
Multi-employer pension plan withdrawal charge	(6,000)	—
Acquisition-related costs	—	(5,950)
(Gain) on disposal of property, plant and equipment, net	(2,891)	(246)
Compensation cost recognized under Restricted Unit Plans	3,253	3,261
Changes in working capital and other assets and liabilities	(35,158)	(19,738)

Net cash provided by operating activities	$200,468	$73,250

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first nine months of fiscal 2013 and fiscal 2012 was $200.5 million and $73.3 million, respectively. The increase in net cash provided by operating activities was primarily attributable to an increase in earnings in the first nine months of fiscal 2013 compared to the same period in the prior year. In addition, average posted prices for propane during the first nine months of fiscal 2013 decreased 27.6% compared to the first nine months of the prior year, which resulted in a substantial reduction in working capital requirements year-over-year. Also, cash flows from operating activities for the first nine months of fiscal 2013 benefited to an extent by the realization of working capital acquired in the Inergy Propane acquisition.

Investing Activities. Net cash used in investing activities of $9.7 million for the first nine months of fiscal 2013 consisted of capital expenditures of $21.2 million (including approximately $6.3 million for maintenance expenditures and $14.9 million to support the growth of operations), partially offset by $5.9 million in net proceeds from Inergy as a result of a purchase price adjustment attributable to the working capital of Inergy Propane, and $5.6 million in net proceeds from the sale of property, plant and equipment. Net cash used in investing activities of $12.0 million for the first nine months of fiscal 2012 consisted of capital expenditures of $14.4 million (including $7.9 million for maintenance expenditures and $6.5 million to support the growth of operations), partially offset by $2.4 million in net proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash used in financing activities for the first nine months of fiscal 2013 of $5.1 million reflects the quarterly distribution to Common Unitholders at a rate of $0.8525 per Common Unit paid in respect of the fourth quarter of fiscal 2012 and at a rate of $0.8750 per Common Unit paid in respect of the first and second quarters of fiscal 2013. In addition, net cash used in financing activities for the first nine months of fiscal 2013 includes proceeds of $143.4 million from the issuance of 3,105,000 of our Common Units on May 17, 2013. The net proceeds from the equity offering, along with cash on hand, were used to redeem $157.3 million of our 2021 Senior Notes in August 2013.

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

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of June 29, 2013, our long-term debt consisted of $496.6 million in aggregate principal amount of 7.5% senior notes due October 1, 2018, $250.0 million in aggregate principal amount of 7.375% senior notes due March 15, 2020, $503.4 million in aggregate principal amount of 7.375% senior notes due August 1, 2021 and $100.0 million outstanding under our senior secured Revolving Credit Facility.

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

On August 2, 2013, we repurchased pursuant to optional redemption $133.4 million of our 2021 Senior Notes using net proceeds from our May 2013 public offering and net proceeds from the underwriters’ exercise of their over-allotment option to purchase additional Common Units. In addition, on August 6, 2013, we repurchased $23.9 million of our 2021 Senior Notes in a private transaction using cash on hand. In connection with these repurchases, which totaled $157.3 million in aggregate principal amount, we will recognize a loss on the extinguishment of debt of $2.1 million in our fourth quarter of fiscal 2013, consisting of $11.7 million for the repurchase premium and related fees, as well as the write-off of $2.1 million and ($11.7) million in unamortized debt origination costs and unamortized premium, respectively.

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

Credit Agreement

Our Operating Partnership has an amended and restated credit agreement entered into on January 5, 2012, as amended on August 1, 2012 (the “Amended Credit Agreement”) that provides for a five-year $400.0 million revolving credit facility (the “Revolving Credit Facility”) of which, $100.0 million was outstanding as of June 29, 2013. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. Our Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

Borrowings under the Revolving Credit Facility of the Amended Credit Agreement may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. Our Operating Partnership has the right to prepay loans under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. We have standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $49.2 million primarily in support of retention levels under our self-insurance programs, which expire periodically through April 15, 2014. Therefore, as of June 29, 2013, we had available borrowing capacity of $250.8 million under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility of the Amended Credit Agreement bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1/2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of June 29, 2013, the interest rate for the Revolving Credit Facility was approximately 2.8%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.

The amendment to the Amended Credit Agreement on August 1, 2012 also amended certain restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, as well as certain financial covenants, including (a) requiring the Partnership’s consolidated interest coverage ratio, as defined in the amendment, to be not less than 2.0 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined in the amendment, of the Partnership from being greater than 7.0 to 1.0 as of the end of any fiscal quarter. The minimum consolidated interest coverage ratio increases over time, and commencing with the second quarter of fiscal 2014, such minimum ratio will be 2.5 to 1.0. The maximum consolidated leverage ratio decreases over time, as well as upon the occurrence of certain events (such as the issuance of Common Units where the net proceeds from the issuance exceed certain thresholds). Commencing with the second quarter of fiscal 2013, such maximum ratio will be 4.75 to 1.0 (or 5.0 to 1.0 during an acquisition period, as defined in the amendment) as a result of the issuance of Common Units in August 2012. As of June 29, 2013, the requirements for minimum consolidated interest coverage ratio and maximum consolidated leverage ratio were 2.25 to 1.0 and 4.75 to 1.0, respectively.

In connection with the previous revolving credit facility, our Operating Partnership entered into an interest rate swap agreement with a notional amount of $100.0 million and an effective date of March 31, 2010 and termination date of June 25, 2013. Under the interest rate swap agreement, our Operating Partnership paid a fixed interest rate of 3.12% to the issuing lender on the notional principal amount outstanding, effectively fixing the LIBOR portion of the interest rate at 3.12%. In return, the issuing lender paid our Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The interest rate swap was designated as a cash flow hedge. In connection with the Amended Credit Agreement, our Operating Partnership entered into a forward starting interest rate swap agreement with a June 25, 2013 effective date and a maturity date of January 5, 2017. Under this forward starting interest rate swap agreement, our Operating Partnership will pay a fixed interest rate of 1.63% to the issuing lender on the notional principal amount outstanding, and the issuing lender will pay our Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The forward starting interest rate swap has been designated as a cash flow hedge.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We and our Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of June 29, 2013.

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

On July 25, 2013, we announced a quarterly distribution of $0.8750 per Common Unit, or $3.50 on an annualized basis, in respect of the third quarter of fiscal 2013 payable on August 13, 2013 to holders of record on August 6, 2013.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000. At June 29, 2013, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $32.0 million and $19.7 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At June 29, 2013, we had accrued insurance liabilities of $61.0 million, and an insurance recovery asset of $19.3 million related to the amount of the liability expected to be covered by insurance carriers.

Legal Matters

Our operations are subject to operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. We have been, and will continue to be, a defendant in various legal proceedings and litigation as a result of these operating hazards and risks, and as a result of other aspects of our business. In this last regard, on May 9, 2013, a California trial court approved the settlement of a class action in which were alleged several claims relating to two fees charged by us in connection with our residential propane business in California. During the fourth quarter of fiscal 2012, to avoid both the continued expenses and burden of defending that action and the uncertainty inherent in all litigations, we entered into an agreement to settle that California action on a class-wide basis in return for the payment of a monetary sum and certain non-monetary consideration, and established an accrual of $4,500 for the estimated cost of the settlement. Distribution of settlement proceeds to the class members is to commence on August 7, 2013. We are currently a defendant in a putative class action in which the court has denied class certification without prejudice. We believe such suit is without merit. In the putative class action, we have been successful in eliminating several of the claims such that only certain contractual and consumer statute claims remain. We are contesting this putative class action vigorously and have determined, based on the allegations and discovery to date, that no reserve for a loss contingency other than for legal defense fees and expenses is required. We are unable to reasonably estimate the possible loss or range of loss, if any, arising from this litigation.

Off-Balance Sheet Arrangements

Guarantees

We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2020. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was approximately $16.4 million as of June 29, 2013. The fair value of residual value guarantees for outstanding operating leases was de minimis as of June 29, 2013.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1/2 of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the total ratio of debt to EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. The interest rate swaps have been designated as a cash flow hedge. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At June 29, 2013, the fair value of the interest rate swaps was $2.2 million representing an unrealized loss and is included within other current liabilities and other liabilities, as applicable, with a corresponding debit in OCI.

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

Sensitivity Analysis

In an effort to estimate our exposure to unfavorable market price changes in commodities related to our open positions under derivative instruments, we developed a model that incorporates the following data and assumptions:

A.	The fair value of open positions as of June 29, 2013.

B.	The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, a hypothetical 10% adverse change in market prices for which futures and option contracts exists indicates potential future losses in future earnings of $1.6 million as of July 29, 2013. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 29, 2012. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of July 29, 2013. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of July 29, 2013, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 29, 2013 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

SUBURBAN PROPANE PARTNERS, L.P.

August 8, 2013	By:	/s/ MICHAEL A. STIVALA
Date		Michael A. Stivala
Chief Financial Officer

August 8, 2013	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Vice President and Chief Accounting Officer