Form 10-K
period 2013-09-28
SUBURBAN PROPANE PARTNERS LP
filed 2013-11-27
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 28, 2013

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value as of March 30, 2013 of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($44.50 per unit), was approximately $2,541,902,000.

Documents Incorporated by Reference: None	Total number of pages (excluding Exhibits): 138

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements (“Forward-Looking Statements”) as defined in the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, relating to future business expectations and predictions and financial condition and results of operations of Suburban Propane Partners, L.P. (the “Partnership”). Some of these statements can be identified by the use of forward-looking terminology such as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “anticipates,” “expects” or “plans” or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements (statements contained in this Annual Report identifying such risks and uncertainties are referred to as “Cautionary Statements”). The risks and uncertainties and their impact on the Partnership’s results include, but are not limited to, the following risks:

•	The impact of weather conditions on the demand for propane, fuel oil and other refined fuels, natural gas and electricity;

•	Volatility in the unit cost of propane, fuel oil and other refined fuels and natural gas, the impact of the Partnership’s hedging and risk management activities, and the adverse impact of price increases on volumes as a result of customer conservation;

•	The cost savings expected from the Partnership’s acquisition of the retail propane operations formerly owned by Inergy, L.P. (the “Inergy Propane Acquisition”) may not be fully realized or realized within the expected time frame;

•	The revenue gained by the Partnership from the Inergy Propane Acquisition may be lower than expected;

•	The costs of integrating the business acquired in the Inergy Propane Acquisition into the Partnership’s existing operations may be greater than expected;

•	The ability of the Partnership to compete with other suppliers of propane, fuel oil and other energy sources;

•	The impact on the price and supply of propane, fuel oil and other refined fuels from the political, military or economic instability of the oil producing nations, global terrorism and other general economic conditions;

•	The ability of the Partnership to acquire and maintain reliable transportation for its propane, fuel oil and other refined fuels;

•	The ability of the Partnership to retain customers or acquire new customers;

•	The impact of customer conservation, energy efficiency and technology advances on the demand for propane, fuel oil and other refined fuels, natural gas and electricity;

•	The ability of management to continue to control expenses;

•	The impact of changes in applicable statutes and government regulations, or their interpretations, including those relating to the environment and global warming, derivative instruments and other regulatory developments on the Partnership’s business;

•	The impact of changes in tax laws that could adversely affect the tax treatment of the Partnership for income tax purposes;

•	The impact of legal proceedings on the Partnership’s business;

•	The impact of operating hazards that could adversely affect the Partnership’s operating results to the extent not covered by insurance;

•	The Partnership’s ability to make strategic acquisitions and successfully integrate them, including but not limited to Inergy Propane;

•	The impact of current conditions in the global capital and credit markets, and general economic pressures;

•	The operating, legal and regulatory risks Suburban may face; and

•	Other risks referenced from time to time in filings with the Securities and Exchange Commission (“SEC”) and those factors listed or incorporated by reference into this Annual Report under “Risk Factors.”

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

Development of Business

Suburban Propane Partners, L.P. (the “Partnership”), a publicly traded Delaware limited partnership, is a nationwide marketer and distributor of a diverse array of products meeting the energy needs of our customers. We specialize in the distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In support of our core marketing and distribution operations, we install and service a variety of home comfort equipment, particularly in the areas of heating and ventilation. We believe, based on LP/Gas Magazine dated February 2013, and after considering the effect of, among other transactions in the propane industry, the Inergy Propane Acquisition (as defined below), that we are the third largest retail marketer of propane in the United States, measured by retail gallons sold in the calendar year 2012. As of September 28, 2013, we were serving the energy needs of more than 1.2 million residential, commercial, industrial and agricultural customers through approximately 750 locations in 41 states. Our operations are concentrated in the east and west coast regions of the United States, including Alaska and, as a result of the Inergy Propane Acquisition, we have expanded our operating territories in the midwest region of the United States. We sold approximately 534.6 million gallons of propane and 53.7 million gallons of fuel oil and refined fuels to retail customers during the year ended September 28, 2013. Together with our predecessor companies, we have been continuously engaged in the retail propane business since 1928.

We conduct our business principally through Suburban Propane, L.P., a Delaware limited partnership, which operates our propane business and assets (the “Operating Partnership”), and its direct and indirect subsidiaries. Our general partner, and the general partner of our Operating Partnership, is Suburban Energy Services Group LLC (the “General Partner”), a Delaware limited liability company whose sole member is the Chief Executive Officer of the Partnership. Since October 19, 2006, the General Partner has no economic interest in either the Partnership or the Operating Partnership (which means that the General Partner is not entitled to any cash distributions of either partnership, nor to any cash payment upon the liquidation of either partnership, nor any other economic rights in either partnership) other than as a holder of 784 Common Units of the Partnership. Additionally, under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) of the Partnership, there are no incentive distribution rights for the benefit of the General Partner. The Partnership owns (directly and indirectly) all of the limited partner interests in the Operating Partnership. The Common Units represent 100% of the limited partner interests in the Partnership.

On August 1, 2012 (the “Acquisition Date”), we acquired the sole membership interest in Inergy Propane, LLC, including certain wholly-owned subsidiaries of Inergy Propane LLC, and the assets of Inergy Sales and Service, Inc. (the “Inergy Propane Acquisition”). The acquired interests and assets are collectively referred to as “Inergy Propane.” As of the Acquisition Date, Inergy Propane consisted of the former retail propane assets and operations, as well as the assets and operations of the refined fuels business, of Inergy, L.P. (“Inergy”), a publicly traded limited partnership at the time of the acquisition. On the Acquisition Date, Inergy Propane and its remaining wholly-owned subsidiaries which we acquired in the Inergy Propane Acquisition became subsidiaries of our Operating Partnership, but were merged into the Operating Partnership on April 30, 2013. The results of operations of Inergy Propane are included in the Partnership’s results of operations beginning on the Acquisition Date.

With the Inergy Propane Acquisition, we effectively doubled the size of our customer base and have expanded our geographic reach into eleven (11) new states, including establishing a presence in portions of the midwest region of the United States. The Inergy Propane Acquisition is consistent with key elements of our business strategy to focus on businesses that complement our existing business segments and that can extend our presence in strategically attractive markets. This acquisition has provided, and will continue to provide, us with an opportunity to apply our operational expertise and customer-oriented initiatives to a much larger enterprise in order to enhance our growth prospects and cash flow profile. The total cost of the Inergy Propane Acquisition, as measured by the fair value of the total consideration was approximately $1.9 billion.

Direct and indirect subsidiaries of the Operating Partnership include Suburban Heating Oil Partners, LLC, which owns and operates the assets of our fuel oil and refined fuels business; Agway Energy Services, LLC, which owns and operates the assets of our natural gas and electricity business; and, Suburban Sales and Service, Inc., which conducts a portion of our service work and appliance and parts business. Our fuel oil and refined fuels, natural gas and electricity and services businesses are structured as either limited liability companies that are treated as corporations or corporate entities (collectively referred to as “Corporate Entities”) and, as such, are subject to corporate level income tax.

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

Upon written request or through an information request link from our website at www.suburbanpropane.com, we will provide, without charge, copies of our Annual Report on Form 10-K for the year ended September 28, 2013, each of the Quarterly Reports on Form 10-Q, current reports filed or furnished on Form 8-K and all amendments to such reports as soon as is reasonably practicable after such reports are electronically filed with or furnished to the SEC. Requests should be directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206. The information contained on our website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Our Strategy

Our business strategy is to deliver increasing value to our Unitholders through initiatives, both internal and external, that are geared toward achieving sustainable profitable growth and steady or increased quarterly distributions. The following are key elements of our strategy:

Internal Focus on Driving Operating Efficiencies, Right-Sizing Our Cost Structure and Enhancing Our Customer Mix. We focus internally on improving the efficiency of our existing operations, managing our cost structure and improving our customer mix. Through investments in our technology infrastructure, we continue to seek to improve operating efficiencies and the return on assets employed. We have developed a streamlined operating footprint and management structure to facilitate effective resource planning and decision making. Our internal efforts are particularly focused in the areas of route optimization, forecasting customer usage, inventory control, cash management and customer tracking. In connection with the Inergy Propane Acquisition, we have developed, and are implementing, a detailed integration plan to combine the best practices of the two companies while, at the same time, continuing to pursue efficiencies and operational excellence. Our strategy will include continuing to execute on our integration plans and staying focused on providing exceptional service to the combined customer base. We will pursue opportunities to drive operational efficiencies across a broader geography. Our systems platform is advanced and scalable and we will seek to leverage that technology for enhanced routing, forecasting and customer relationship management, as well as centralizing certain back office functions within the former Inergy Propane operations.

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

Product Distribution and Marketing

We distribute propane through a nationwide retail distribution network consisting of approximately 750 locations in 41 states as of September 28, 2013. Our operations are concentrated in the east and west coast regions of the United States, including Alaska and, as a result of the Inergy Propane Acquisition, we expanded our operating territories into the midwest region of the United States. As of September 28, 2013, we serviced approximately 1,062,000 propane customers. Typically, our customer service centers are located in suburban and rural areas where natural gas is not readily available. Generally, these customer service centers consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. Most of our residential customers receive their propane supply through an automatic delivery system. These deliveries are scheduled through computer technology, based upon each customer’s historical consumption patterns and prevailing weather conditions. Additionally, we offer our customers a budget payment plan whereby the customer’s estimated annual propane purchases and service contracts are paid for in a series of estimated equal monthly payments over a twelve-month period. From our customer service centers, we also sell, install and service equipment to customers who purchase propane from us including heating and cooking appliances, hearth products and supplies and, at some locations, propane fuel systems for motor vehicles.

We sell propane primarily to six customer markets: residential, commercial, industrial (including engine fuel), agricultural, other retail users and wholesale. Approximately 97% of the propane gallons sold by us in fiscal 2013 were to retail customers: 49% to residential customers, 29% to commercial customers, 6% to industrial customers, 5% to agricultural customers and 11% to other retail users. The balance of approximately 3% of the propane gallons sold by us in fiscal 2013 was for risk management activities and wholesale customers. No single customer accounted for 10% or more of our propane revenues during fiscal 2013.

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

Supply

Our propane supply is purchased from approximately 65 oil companies and natural gas processors at approximately 160 supply points located in the United States and Canada. We make purchases primarily under one-year agreements that are subject to annual renewal, and also purchase propane on the spot market. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on prevailing market prices. Some of these agreements provide maximum and minimum seasonal purchase guidelines. Propane is generally transported from refineries, pipeline terminals, storage facilities (including our storage facility in Elk Grove, California) and coastal terminals to our customer service centers by a combination of common carriers, owner-operators and railroad tank cars. See Item 2 of this Annual Report.

Historically, supplies of propane have been readily available from our supply sources. Although we make no assurance regarding the availability of supplies of propane in the future, we currently expect to be able to secure adequate supplies during fiscal 2014. During fiscal 2013, Inergy Services (a subsidiary of Inergy) and Targa Liquids Marketing and Trade (“Targa”) provided approximately 34% and 12% of our total propane purchases, respectively. No other single supplier accounted for more than 10% of our propane purchases in fiscal 2013. In connection with the Inergy Propane Acquisition, we entered into a supply agreement with Inergy for the supply of propane to the majority of the acquired Inergy Propane operations through April 2014. Pricing under the supply agreement with Inergy is similar to our existing annual supply arrangements in that it provides for formula pricing at the time of delivery based on major supply points. We expect Inergy to remain one of our largest propane suppliers in fiscal 2014. The availability of our propane supply is dependent on several factors, including the severity of winter weather and the price and availability of competing fuels, such as natural gas and fuel oil. We believe that if supplies from the aforementioned suppliers were interrupted, we would be able to secure adequate propane supplies from other sources without a material disruption of our operations. Nevertheless, the cost of acquiring such propane might be higher and, at least on a short-term basis, our margins could be affected. Approximately 99% of our total propane purchases were from domestic suppliers in fiscal 2013.

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

We own and operate a large propane storage facility in California. We also operate smaller storage facilities in other locations and have rights to use storage facilities in additional locations. These storage facilities enable us to buy and store large quantities of propane particularly during periods of low demand, which generally occur during the summer months. This practice helps ensure a more secure supply of propane during periods of intense demand or price instability. As of September 28, 2013, the majority of our storage capacity in California was leased to third parties.

Competition

According to the US Census Bureau’s 2012 American Community Survey, propane ranks as the fourth most important source of residential energy in the nation, with about 5% of all households using propane as their primary space heating fuel. This level has not changed materially over the previous two decades. As an energy source, propane competes primarily with natural gas, electricity and fuel oil, principally on the basis of price, availability and portability.

Propane is more expensive than natural gas on an equivalent British Thermal Unit (“BTU”) basis in locations serviced by natural gas, but it is an alternative or supplement to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Historically, the expansion of natural gas into traditional propane markets has been inhibited by the capital costs required to expand pipeline and retail distribution systems. Although the recent extension of natural gas pipelines to previously unserved geographic areas tends to displace propane distribution in those areas, we believe new opportunities for propane sales may arise as new neighborhoods are developed in geographically remote areas. However, over the last few years, fewer new housing developments have been started in our service areas as a result of recent economic circumstances.

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

In addition to competing with suppliers of other energy sources, our propane operations compete with other retail propane distributors. The retail propane industry is highly fragmented and competition generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry statistics contained in 2011 Sales of Natural Gas Liquids and Liquefied Refinery Gases, as published by the American Petroleum Institute in February 2013, and LP/Gas Magazine dated February 2013, the ten largest retailers, including us, account for approximately 35% of the total retail sales of propane in the United States. Each of our customer service centers operates in its own competitive environment because retail marketers tend to locate in close proximity to customers in order to lower the cost of providing service. Our typical customer service center has an effective marketing radius of approximately 50 miles, although in certain areas the marketing radius may be extended by one or more satellite offices. Most of our customer service centers compete with five or more marketers or distributors.

Fuel Oil and Refined Fuels

Product Distribution and Marketing

We market and distribute fuel oil, kerosene, diesel fuel and gasoline to approximately 68,000 residential and commercial customers primarily in the northeast region of the United States. Sales of fuel oil and refined fuels for fiscal 2013 amounted to 53.7 million gallons. Approximately 65% of the fuel oil and refined fuels gallons sold by us in fiscal 2013 were to residential customers, principally for home heating, 11% were to commercial customers, and 2% to other users. Sales of diesel and gasoline accounted for the remaining 22% of total volumes sold in this segment during fiscal 2013. Fuel oil has a more limited use, compared to propane, and is used almost exclusively for space and water heating in residential and commercial buildings. We sell diesel fuel and gasoline to commercial and industrial customers for use primarily to operate motor vehicles.

Approximately 43% of our fuel oil customers receive their fuel oil under an automatic delivery system. These deliveries are scheduled through computer technology, based upon each customer’s historical consumption patterns and prevailing weather conditions. Additionally, we offer our customers a budget payment plan whereby the customer’s estimated annual fuel oil purchases are paid for in a series of estimated equal monthly payments over a twelve-month period. From our customer service centers, we also sell, install and service equipment to customers who purchase fuel oil from us including heating appliances.

Deliveries of fuel oil are usually made to customers by means of tankwagon trucks, which have capacities ranging from 2,500 gallons to 3,000 gallons. Fuel oil is pumped from the tankwagon truck into a stationary storage tank that is located on the customer’s premises, which is owned by the customer. The capacity of customer storage tanks ranges from approximately 275 gallons to approximately 1,000 gallons. No single customer accounted for 10% or more of our fuel oil revenues during fiscal 2013.

Supply

We obtain fuel oil and other refined fuels in pipeline, truckload or tankwagon quantities, and have contracts with certain pipeline and terminal operators for the right to temporarily store fuel oil at 14 terminal facilities we do not own. We have arrangements with certain suppliers of fuel oil, which provide open access to fuel oil at specific terminals throughout the northeast. Additionally, a portion of our purchases of fuel oil are made at local wholesale terminal racks. In most cases, the supply contracts do not establish the price of fuel oil in advance; rather, prices are typically established based upon market prices at the time of delivery plus or minus a differential for transportation and volume discounts. We purchase fuel oil from approximately 40 suppliers at approximately 50 supply points. While fuel oil supply is more susceptible to longer periods of supply constraint than propane, we believe that our supply arrangements will provide us with sufficient supply sources. Although we make no assurance regarding the availability of supplies of fuel oil in the future, we currently expect to be able to secure adequate supplies during fiscal 2014.

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

We serve nearly 87,000 natural gas and electricity customers in New York and Pennsylvania. During fiscal 2013, we sold approximately 4.2 million dekatherms of natural gas and 550.6 million kilowatt hours of electricity through the natural gas and electricity segment. Approximately 82% of our customers were residential households and the remainder were small commercial and industrial customers. New accounts are obtained through numerous marketing and advertising programs, including telemarketing and direct mail initiatives. Most local utility companies have established billing service arrangements whereby customers receive a single bill from the local utility company which includes distribution charges from the local utility company, as well as product charges for the amount of natural gas or electricity provided by AES and utilized by the customer. We have arrangements with several local utility companies that provide billing and collection services for a fee. Under these arrangements, we are paid by the local utility company for all or a portion of customer billings after a specified number of days following the customer billing with no further recourse to AES.

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

Trademarks and Tradenames

We utilize a variety of trademarks and tradenames owned by us, including “Suburban Propane” and “Suburban Cylinder Express.” As part of the Inergy Propane Acquisition, we acquired a number of different tradenames, such as “Yates Gas,” under which Inergy Propane conducted its business as of the Acquisition Date. Additionally, we hold rights to certain trademarks and tradenames, including “Agway” in connection with the distribution of petroleum-based fuel and sales and service of heating and ventilation products. We regard our trademarks, tradenames and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products and services.

Government Regulation; Environmental and Safety Matters

We are subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of hazardous materials and pollutants and establish standards for the handling, transportation, treatment, storage and disposal of solid and hazardous wastes and can require the investigation and cleanup of environmental contamination. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA, also known as the “Superfund” law, imposes joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a “hazardous substance” into the environment. Propane is not a hazardous substance within the meaning of CERCLA, whereas some constituents contained in fuel oil are considered hazardous substances. We own real property at locations where such hazardous substances may be present as a result of prior activities.

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

Through an acquisition in fiscal 2004, and in the Inergy Propane Acquisition, we acquired certain properties with either known or probable environmental exposure, some of which are currently in varying stages of investigation, remediation or monitoring. Additionally, certain of the active sites acquired contained environmental conditions which required further investigation, future remediation or ongoing monitoring activities. The environmental exposures included instances of soil and/or groundwater contamination associated with the handling and storage of fuel oil, gasoline and diesel fuel. With respect to certain of the properties acquired in the Inergy Propane Acquisition, Inergy is contractually obligated to indemnify us for the costs associated with the investigation, monitoring, remediation and/or resolution of identified conditions. As of September 28, 2013, we had accrued environmental liabilities of $0.7 million representing the total estimated future liability for remediation and monitoring of all of our properties.

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

The Department of Homeland Security (“DHS”) has published regulations under 6 CFR Part 27 Chemical Facility Anti-Terrorism Standards. We have 1,180 facilities registered with the DHS, of which 1,161 facilities have been determined to be “Not a High Risk Chemical Facility”. Nineteen facilities have been determined by DHS to be High Risk, Tier 4 (lowest level of security risk). Security Vulnerability Assessments for the 19 facilities have been submitted to the DHS and Site Security Plans are being prepared when deemed necessary by the DHS. Because our facilities are currently operating under the security programs developed under guidelines issued by the Department of Transportation, Department of Labor and Environmental Protection Agency, we do not anticipate that we will incur significant costs in order to comply with these DHS regulations.

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

Employees

As of September 28, 2013, we had 3,933 full time employees, of whom 683 were engaged in general and administrative activities (including fleet maintenance), 39 were engaged in transportation and product supply activities and 3,211 were customer service center employees. As of September 28, 2013, 127 of our employees were represented by 16 different local chapters of labor unions. We believe that our relations with both our union and non-union employees are satisfactory. From time to time, we hire temporary workers to meet peak seasonal demands.

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

Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. For example, average temperatures in our service territories were 4%, 14% and 1% warmer than normal for fiscal 2013, fiscal 2012 and fiscal 2011, respectively, as measured by the number of heating degree days reported by the National Oceanic and Atmospheric Administration (“NOAA”). Furthermore, variations in weather in one or more regions in which we operate can significantly affect the total volume of propane, fuel oil and other refined fuels and natural gas we sell and, consequently, our results of operations. Variations in the weather in the northeast, where we have a greater concentration of propane accounts and substantially all of our fuel oil and natural gas operations, generally have a greater impact on our operations than variations in the weather in other markets. We can give no assurance that the weather conditions in any quarter or year will not have a material adverse effect on our operations, or that our available cash will be sufficient to pay principal and interest on our indebtedness and distributions to Unitholders.

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

As a result of the highly competitive nature of the retail propane and fuel oil businesses, our growth within these industries depends on our ability to acquire other retail distributors, open new customer service centers, add new customers and retain existing customers. We can give no assurance that we will be able to acquire other retail distributors, add new customers and retain existing customers. For additional risks relating to customer retention, see “—Risks Related to the Inergy Propane Acquisition and the Related Transactions – We may not be able to successfully integrate Inergy’s Propane’s operations with our operations, which could cause our business to suffer.”

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

In order to obtain all of the anticipated benefits of the Inergy Propane Acquisition, we will need to combine and integrate the businesses and operations of Inergy Propane with ours. Although we have developed, and are implementing, a detailed integration plan, the combination of two large businesses is a complex and costly process. We will be required to continue to devote significant management attention and resources to integrating the business practices and operations of Suburban and Inergy Propane. Although we believe that it has not yet done so, the integration process may, in the future, divert the attention of our executive officers and management from day-to-day operations and disrupt the business of Suburban and, if implemented ineffectively, may preclude realization of the expected benefits of the transaction.

Our failure to meet the challenges involved in successfully completing the integration of Inergy Propane’s operations with our operations or otherwise to realize any of the anticipated benefits of the Inergy Propane Acquisition could adversely affect our results of operations. In addition, the overall integration of Suburban and Inergy Propane may yet result in unanticipated problems, expenses, liabilities and competitive responses. The loss of customer relationships may be above historical norms not only with respect to existing Suburban customers but also as to the Inergy Propane customers who are now being serviced by Suburban. Although not yet experienced to any significant degree, possible difficulties that may yet arise from our continuing efforts to combine our two operations could include, among others:

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

In addition, even if we are able to successfully complete the integration of our businesses and operations, we may not fully realize the expected benefits of the Inergy Propane Acquisition within the intended time frame, or at all. Further, our post-acquisition results of operations may be affected by factors different from those existing prior to the Inergy Propane Acquisition and may suffer as a result of the Inergy Propane Acquisition. As a result, we can give no assurance that the combination of our business and operations with Inergy Propane will result in the realization of the full benefits anticipated from the Inergy Propane Acquisition.

We incurred and continue to incur substantial expenses related to the integration of Inergy Propane.

We have incurred and expect to continue to incur substantial expenses in connection with the Inergy Propane Acquisition and integrating the business, operations, networks, systems, technologies, policies and procedures of Suburban and Inergy Propane. There are a large number of systems that must be integrated, including billing, management information, information systems, purchasing, accounting and finance, sales, payroll and benefits, fixed assets, lease administration and regulatory compliance. Although Suburban has assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of these integration expenses. Although integration expenses have been, to date, within the expected range, many of the expenses yet to be incurred are, by their nature, difficult to accurately estimate at the present time. Due to these factors, the total transaction and integration expenses associated with the Inergy Propane Acquisition could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses. As a result of these expenses, Suburban has taken, and expects to continue to take, charges against its earnings relating to the acquisition and integration of Inergy Propane. The charges relating to the acquisition and integration of Inergy Propane have been and expect to continue to be significant, although the aggregate amount and timing of all such charges are uncertain at present.

The integration of Inergy Propane could cause disruptions in our business, which could have an adverse effect on both our business and financial results.

In response to the integration activities related to the Inergy Propane Acquisition, our or Inergy Propane’s customers may delay or defer purchasing decisions, or choose to switch to another competitor for the supply of propane. Any such delay, deferral or change of supplier by customers could negatively affect our business and results of operations. Similarly, our employees may experience uncertainty about their future roles with us until Inergy Propane is fully integrated. This may adversely affect our ability to attract and retain key management, marketing and technical personnel.

During and following the integration of Inergy Propane, we may be unable to retain key employees.

Our future success will depend in part upon our ability to retain key Suburban employees, including employees of Inergy Propane who became Suburban employees upon completion of the Inergy Propane Acquisition. Key employees may hereafter depart because of issues relating to the uncertainty and difficulty of integration, a desire not to remain with us or otherwise. Accordingly, no assurance can be given that Suburban will be able to retain key employees to the same extent as in the past.

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

As of September 28, 2013, our long-term debt borrowings consisted of $496.6 million in aggregate principal amount of 7.5% senior notes due October 1, 2018 (excluding unamortized premium of $28.6 million), $250.0 million in aggregate principal amount of 7.375% senior notes due March 15, 2020 (excluding unamortized discount of $1.4 million), $346.2 million in aggregate principal amount of 7.375% senior notes due August 1, 2021 (excluding unamortized premium of $25.3 million), and $100.0 million under our senior secured revolving credit facility. The payment of principal and interest on our debt will reduce the cash available to make distributions on our common units. In addition, we will not be able to make any distributions to holders of our common units if there is, or after giving effect to such distribution, there would be, an event of default under the indentures governing the senior notes. The amount of distributions that we may make to holders of our common units is limited by the senior notes, and the amount of distributions that the Operating Partnership may make to us is limited by our revolving credit facility.

The revolving credit facility and the senior notes both contain various restrictive and affirmative covenants applicable to us and the Operating Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The revolving credit facility contains certain financial covenants: (a) requiring our consolidated interest coverage ratio, as defined, to be not less than 2.0 to 1.0 as of the end of any fiscal quarter (and commencing with the third quarter of fiscal 2014, such minimum ratio will be 2.5 to 1.0); (b) prohibiting our total consolidated leverage ratio, as defined, from being greater than 4.75 to 1.0 (or 5.0 to 1.0 during an acquisition period, as defined in the credit agreement governing the credit facility) as of the end of any fiscal quarter; and (c) prohibiting the senior secured consolidated leverage ratio, as defined, of the Operating Partnership from being greater than 3.0 to 1.0 as of the end of any fiscal quarter. Under the indentures governing the senior notes, we are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and our consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We and the Operating Partnership were in compliance with all covenants and terms of the senior notes and the revolving credit facility as of September 28, 2013.

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

We intend to furnish to each Unitholder, within 90 days after the close of each calendar year, specific tax information, including a Schedule K-1 that sets forth its allocable share of income, gains, losses and deductions for our preceding taxable year. In preparing these schedules, we use various accounting and reporting conventions and adopt various depreciation and amortization methods. We cannot guarantee that these conventions will yield a result that conforms to statutory or regulatory requirements or to administrative pronouncements of the IRS. Further, our income tax return may be audited, which could result in an audit of a Unitholder’s income tax return and increased liabilities for taxes because of adjustments resulting from the audit.

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

As of September 28, 2013, we owned approximately 70% of our customer service center and satellite locations and leased the balance of our retail locations from third parties. We own and operate a 22 million gallon refrigerated, aboveground propane storage facility in Elk Grove, California. Additionally, we own our principal executive offices located in Whippany, New Jersey.

The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 28, 2013, we had a fleet of 19 transport truck tractors, of which we owned 12, and 23 railroad tank cars, of which we owned none. In addition, as of September 28, 2013 we had 1,466 bobtail and rack trucks, of which we owned 56%, 150 fuel oil tankwagons, of which we owned 71%, and 1,587 other delivery and service vehicles, of which we owned 62%. We lease the vehicles we do not own. As of September 28, 2013, we also owned 981,468 customer propane storage tanks with typical capacities of 100 to 500 gallons, 83,890 customer propane storage tanks with typical capacities of over 500 gallons and 304,390 portable propane cylinders with typical capacities of five to ten gallons.

ITEM 3.	LEGAL PROCEEDINGS

Litigation

Our operations are subject to operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. We have been, and will continue to be, a defendant in various legal proceedings and litigation as a result of these operating hazards and risks, and as a result of other aspects of our business. During the fourth quarter of fiscal 2012, we entered into an agreement to settle a California action, in which were alleged several claims relating to two fees charged by us, on a classwide basis in return for the payment of a monetary sum and certain non-monetary consideration, and established an accrual of $4.5 million for the estimated cost of the settlement. This settlement, entered into to avoid both the continued expenses and burden of defending that action and the uncertainty inherent in all litigation, was approved by the trial court in May 2013, and we completed distribution of the settlement proceeds to the class members in the fourth quarter of fiscal 2013. We are currently a defendant in a putative class action in which the court has denied class certification without prejudice. We believe such suit is without merit. In the putative class action, we have been successful in eliminating several of the claims such that only certain contractual and consumer statute claims remain. The subject matter jurisdiction of the court to adjudicate certain of the contractual claims is on appeal. We are contesting this putative class action vigorously and have determined, based on the allegations and discovery to date, that no reserve for a loss contingency other than for legal defense fees and expenses is required. We are unable to reasonably estimate the possible loss or range of loss, if any, arising from this litigation.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF UNITS

(a) Our Common Units, representing limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange (“NYSE”) under the symbol SPH. As of November 25, 2013, there were 706 Unitholders of record (based on the number of record holders and nominees for those Common Units held in street name). The following table presents, for the periods indicated, the high and low sales prices per Common Unit, as reported on the NYSE, and the amount of quarterly cash distributions declared and paid per Common Unit in respect of each quarter.

			Cash Distribution
	Common Unit Price Range		Declared per
	High	Low	Common Unit
Fiscal 2013
First Quarter	$44.82	$36.69	$0.8750
Second Quarter	44.80	38.09	0.8750
Third Quarter	50.25	41.93	0.8750
Fourth Quarter	49.50	44.21	0.8750
Fiscal 2012
First Quarter	$49.19	$44.50	$0.8525
Second Quarter	48.25	40.25	0.8525
Third Quarter	44.52	34.58	0.8525
Fourth Quarter	45.61	36.75	0.8525

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

We are a publicly traded limited partnership and, other than certain corporate subsidiaries that are taxed as corporations, we are not subject to corporate level federal income tax. Instead, Unitholders are required to report their allocable share of our earnings or loss, regardless of whether we make distributions.

(b) Not applicable.

(c) None.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected consolidated historical financial data as derived from our audited consolidated financial statements, certain of which are included elsewhere in this Annual Report. All amounts in the table below, except per unit data, are in thousands.

	Year Ended
	September	September	September	September	September
	28, 2013	29, 2012 (a)	24, 2011	25, 2010	26, 2009
Statement of Operations Data
Revenues	$1,703,606	$1,063,458	$1,190,552	$1,136,694	$1,143,154
Costs and expenses	1,526,630	1,003,885	1,047,324	980,508	932,539
Acquisition-related costs (b)	—	17,916	—	—	—
Pension settlement charge (c)	—	—	—	2,818	—
Operating income	176,976	41,657	143,228	153,368	210,615
Interest expense, net	95,427	38,633	27,378	27,397	38,267
Loss on debt extinguishment (d)	2,144	2,249	—	9,473	4,624
Provision for income taxes	607	137	884	1,182	2,486
Net income	78,798	638	114,966	115,316	165,238
Net income per Common Unit—basic (e)	1.35	0.02	3.24	3.26	4.99
Net income per Common Unit—diluted (e)	1.34	0.02	3.22	3.24	4.96
Cash distributions declared per unit	$3.50	$3.41	$3.41	$3.35	$3.26

Balance Sheet Data
Cash and cash equivalents	$107,232	$134,317	$149,553	$156,908	$163,173
Current assets	293,322	337,515	297,822	296,427	307,556
Total assets	2,727,987	2,883,850	956,459	970,914	978,168
Current liabilities	233,894	253,715	151,514	164,514	181,930
Total debt	1,245,237	1,422,078	348,169	347,953	349,415
Total liabilities	1,598,861	1,793,351	598,241	608,258	620,632
Partners’ capital—Common Unitholders	$1,176,479	$1,151,606	$418,134	$419,882	$418,824

Statement of Cash Flows Data
Cash provided by (used in)
Operating activities	$214,306	$110,973	$132,786	$155,797	$246,551
Investing activities	(14,663)	(239,758)	(19,505)	(30,111)	(16,852)
Financing activities	$(226,728)	$113,549	$(120,636)	$(131,951)	$(204,224)

Other Data
Depreciation and amortization	$130,384	$47,034	$35,628	$30,834	$30,343
EBITDA (f)	305,216	86,442	178,856	174,729	236,334
Adjusted EBITDA (f)	329,253	108,536	179,425	192,420	239,245
Capital expenditures—maintenance and growth (g)	$27,823	$17,476	$22,284	$19,131	$21,837
Retail gallons sold
Propane	534,621	283,841	298,902	317,906	343,894
Fuel oil and refined fuels	53,710	28,491	37,241	43,196	57,381

(a)	Fiscal 2012 includes 53 weeks of operations compared to 52 weeks in each of fiscal 2013, 2011, 2010, and 2009. In addition, on August 1, 2012, we acquired Inergy Propane. The results of operations of Inergy Propane have been included in the consolidated results from the Acquisition Date through September 29, 2012 and all of fiscal 2013, and the assets and liabilities of Inergy Propane have been included in the consolidated balance sheet since September 29, 2012. Refer to Note 3—Acquisition of Inergy Propane included within the Notes to the Consolidated Financial Statements section elsewhere in this Annual Report.
(b)	Due to the Inergy Propane Acquisition on August 1, 2012 we recorded acquisition-related costs of $17.9 million during fiscal 2012. These costs were primarily attributable to investment banker, legal, accounting and other consulting fees.

(c)	We incurred non-cash pension settlement charges of $2.8 million during fiscal 2010 to accelerate the recognition of actuarial losses in our defined benefit pension plan as a result of the level of lump sum retirement benefit payments made.
(d)	On August 2, 2013, we repurchased pursuant to optional redemption $133.4 million of our 7.375% Senior Notes due August 1, 2021 using net proceeds from our May 2013 public offering and net proceeds from the underwriters’ exercise of their over-allotment option to purchase additional Common Units. In addition, on August 6, 2013, we repurchased $23.9 million of our 2021 Senior Notes in a private transaction using cash on hand. In connection with these repurchases, which totaled $157.3 million in aggregate principal amount, we recognized a loss on the extinguishment of debt of $2.1 million consisting of $11.7 million for the repurchase premium and related fees, as well as the write-off of $2.1 million and ($11.7) million in unamortized debt origination costs and unamortized premium, respectively. During fiscal 2012 we amended the Credit Agreement (the “Amended Credit Agreement”) to increase the five-year $250.0 million revolving credit facility (the “Revolving Credit Facility”) to $400.0 million, of which, $100.0 million was outstanding as of September 28, 2013, and also to extend the maturity date from June 25, 2013 to January 5, 2017. In connection with the execution of the Amended Credit Agreement, we recognized a non-cash charge of $0.5 million for the write-off of previously incurred debt origination costs associated with lenders who did not participate, or whose lending capacity decreased, in the amended facility. On August 1, 2012, we amended the Amended Credit Agreement to provide for a $250.0 million senior secured 364-day incremental term loan facility (the “364-Day Facility”). On August 1, 2012, in connection with the Inergy Propane Acquisition, we drew $225.0 million on the 364-Day Facility and on August 14, 2012, using the proceeds of our secondary offering of common units, we repaid the $225.0 million term loan facility, and wrote off $1.7 million of unamortized commitment fees associated with the 364-Day Facility. During fiscal 2010 we completed the issuance of $250.0 million of 7.375% senior notes maturing in March 2020 to replace the previously existing 6.875% senior notes that were set to mature in December 2013. In connection with the refinancing, we recognized a loss on debt extinguishment of $9.5 million in the second quarter of fiscal 2010, consisting of $7.2 million for the repurchase premium and related fees, as well as the write-off of $2.2 million in unamortized debt origination costs and unamortized discount. During fiscal 2009, we purchased $175.0 million aggregate principal amount of the 6.875% senior notes through a cash tender offer. In connection with the tender offer, we recognized a loss on the extinguishment of debt of $4.6 million in the fourth quarter of fiscal 2009, consisting of $2.8 million for the tender premium and related fees, as well as the write-off of $1.8 million in unamortized debt origination costs and unamortized discount.
(e)	Computations of basic earnings per Common Unit were performed by dividing net income by the weighted average number of outstanding Common Units, and restricted units granted under our 2000 and 2009 Restricted Unit Plans (which we collectively refer to as the “Restricted Unit Plans” or the “RUP”) to retirement-eligible grantees. Computations of diluted earnings per Common Unit were performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under our Restricted Unit Plans. On May 17, 2013, we sold 2.7 million Common Units in a public offering. On May 22, 2013, following the underwriters’ exercise of their over-allotment option, we sold an additional 0.4 million Common Units. On August 1, 2012, in connection with the Inergy Propane Acquisition, we issued 14.2 million Common Units, and on August 14, 2012, we sold 7.2 million Common Units in a secondary offering. Those Common Units have been included in basic and diluted earnings per common unit from the respective dates of issuance.
(f)	EBITDA represents net income before deducting interest expense, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA excluding the unrealized net gain or loss from mark-to-market activity for derivative instruments and other certain items as provided in the table below. Our management uses EBITDA and Adjusted EBITDA as measures of liquidity and we are including them because we believe that they provide our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. EBITDA and Adjusted EBITDA are not recognized terms under accounting principles generally accepted in the United States of America (“US GAAP”) and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with US GAAP. Because EBITDA and Adjusted EBITDA as determined by us excludes some, but not all, items that affect net income, they may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other companies.

The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of EBITDA and Adjusted EBITDA, as so calculated, to our net cash provided by operating activities (amounts in thousands):

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2013	2012	2011	2010	2009
Net income	$78,798	$638	$114,966	$115,316	$165,238
Add:
Provision for income taxes	607	137	884	1,182	2,486
Interest expense, net	95,427	38,633	27,378	27,397	38,267
Depreciation and amortization	130,384	47,034	35,628	30,834	30,343

EBITDA	305,216	86,442	178,856	174,729	236,334
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	4,318	(4,649)	(1,431)	5,400	(1,713)
Integration-related costs	10,575	—	—	—	—
Multi-employer pension plan withdrawal charge	7,000	—	—	—	—
Loss on debt extinguishment	2,144	2,249	—	9,473	4,624
Acquisition-related costs	—	17,916	—	—	—
Loss on legal settlement	—	4,500	—	—	—
Loss on asset disposal	—	2,078	—	—	—
Severance charges	—	—	2,000	—	—
Pension settlement charge	—	—	—	2,818	—

Adjusted EBITDA	329,253	108,536	179,425	192,420	239,245
Add (subtract):
Provision for income taxes—current	(607)	(137)	(884)	(1,182)	(1,101)
Interest expense, net	(95,427)	(38,633)	(27,378)	(27,397)	(38,267)
Unrealized (non-cash) (losses) gains on changes in fair value of derivatives	(4,318)	4,649	1,431	(5,400)	1,713
Integration-related costs	(10,575)	—	—	—	—
Multi-employer pension plan withdrawal charge	(7,000)	—	—	—	—
Acquisition-related costs	—	(17,916)	—	—	—
Loss on legal settlement	—	(4,500)	—	—	—
Severance charges	—	—	(2,000)	—	—
Compensation cost recognized under
Restricted Unit Plans	3,888	4,059	3,922	4,005	2,396
(Gain) loss on disposal of property, plant and equipment, net	(3,543)	(727)	(2,772)	38	(650)
Changes in working capital and other assets and liabilities	2,635	55,642	(18,958)	(6,687)	43,215

Net cash provided by operating activities	$214,306	$110,973	$132,786	$155,797	$246,551

(g)	Our capital expenditures fall generally into two categories: (i) maintenance expenditures, which include expenditures for repair and replacement of property, plant and equipment; and (ii) growth capital expenditures which include new propane tanks and other equipment to facilitate expansion of our customer base and operating capacity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Weather

Weather conditions have a significant impact on the demand for our products, in particular propane, fuel oil and natural gas, for both heating and agricultural purposes. Many of our customers rely heavily on propane, fuel oil or natural gas as a heating source. Accordingly, the volume sold is directly affected by the severity of the winter weather in our service areas, which can vary substantially from year to year. In any given area, sustained warmer than normal temperatures, will tend to result in reduced propane, fuel oil and natural gas consumption, while sustained colder than normal temperatures will tend to result in greater consumption.

Hedging and Risk Management Activities

We engage in hedging and risk management activities to reduce the effect of price volatility on our product costs and to ensure the availability of product during periods of short supply. We enter into propane forward, options and swap agreements with third parties, and use futures and options contracts traded on the New York Mercantile Exchange (“NYMEX”) to purchase and sell propane, fuel oil and crude oil at fixed prices in the future. The majority of the futures, forward and options agreements are used to hedge price risk associated with propane and fuel oil physical inventory, as well as, in certain instances, forecasted purchases of propane or fuel oil. In addition, we sell propane and fuel oil to customers at fixed prices, and enter into derivative instruments to hedge a portion of our exposure to fluctuations in commodity prices as a result of selling the fixed price contracts. Forward contracts are generally settled physically at the expiration of the contract whereas futures, options and swap contracts are generally settled in cash at the expiration of the contract. Although we use derivative instruments to reduce the effect of price volatility associated with priced physical inventory and forecasted transactions, we do not use derivative instruments for speculative trading purposes. Risk management activities are monitored by an internal Commodity Risk Management Committee, made up of five members of management and reporting to our Audit Committee, through enforcement of our Hedging and Risk Management Policy.

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

Results of Operations and Financial Condition

For comparative purposes, fiscal 2013 included 52 weeks of operations compared to 53 weeks in fiscal 2012. In addition, the variances in year-over-year results were primarily attributable to the inclusion of Inergy Propane, acquired on August 1, 2012, as well as improvements in the operating performance in our legacy operations. Net income for fiscal 2013 amounted to $78.8 million, or $1.35 per Common Unit, compared to $0.6 million, or $0.02 per Common Unit, in fiscal 2012. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal 2013 amounted to $305.2 million, compared to $86.4 million for fiscal 2012.

Net income and EBITDA for fiscal 2013 included: (i) $10.6 million in expenses related to the ongoing integration of Inergy Propane; (ii) $7.0 million in charges related to our voluntary withdrawal from multi-employer pension plans covering certain employees acquired in the Inergy Propane Acquisition; and (iii) a loss on debt extinguishment of $2.1 million. Net income and EBITDA for fiscal 2012 included: (i) $17.9 million in acquisition-related costs associated with the Inergy Propane Acquisition; (ii) a charge of $4.5 million associated with a legal settlement; (iii) a $2.1 million non-cash charge from a loss on disposal of an asset in our natural gas and electricity business; and (iv) a loss on debt extinguishment of $2.2 million. Excluding the effects of these charges, as well as the unrealized (non-cash) mark-to-market adjustments on derivative instruments in both years, Adjusted EBITDA (as defined and reconciled below) amounted to $329.3 million for fiscal 2013, compared to Adjusted EBITDA of $108.5 million in fiscal 2012.

Retail propane gallons sold for fiscal 2013 increased 250.8 million gallons, or 88.4%, to 534.6 million gallons from 283.8 million gallons in fiscal 2012. Sales of fuel oil and other refined fuels also increased 88.4%, to 53.7 million gallons from 28.5 million gallons in the prior year. The increase in volumes sold was primarily attributable to the inclusion of the Inergy Propane operations for a full year, as well as increases in our legacy operations resulting from average temperatures that were closer to normal compared to the prior year’s near record warm temperatures. According to the National Oceanic and Atmospheric Administration (“NOAA”), average temperatures (as measured by heating degree days) across all of our service territories during fiscal 2013 were 4% warmer than normal and characterized by unseasonably warm temperatures during the most critical months of the fiscal 2013 heating season, followed by colder than normal temperatures late in the heating season. In Fiscal 2012, average temperatures across our service territories were 14% warmer than normal.

During fiscal 2013, we made notable progress in our integration efforts and in executing our strategic financing initiatives, all of which have better positioned us operationally and financially to continue to pursue further growth opportunities. To highlight a few key accomplishments for fiscal 2013:

•	Key regional management positions were put in place to oversee the combined operations prior to the start of the 2012/2013 heating season;

•	Regular and ongoing communication was established with the entire Inergy Propane customer base, as well as the combined employee base in order to manage change;

•	We defined our local operating footprint and identified management teams across the entire platform;

•	Substantial progress was made on our retail system conversions that support our new operating footprint; and

•	We reduced our overall leverage by $157.3 million through a combination of net proceeds from a successful issuance of Common Units, as well as cash on hand.

Despite the increased size of our business and the increased working capital needs, for the seventh consecutive year we continued to fund all of our working capital requirements from on hand cash without the need to borrow under our revolving credit facility and ended the fiscal year with $107.2 million of cash. Additionally, as previously reported, we took steps to further strengthen our balance sheet by redeeming $157.3 million of debt in fiscal 2013 with a combination of proceeds from a successful equity offering and cash on hand.

As we look ahead to fiscal 2014, our anticipated cash requirements include: (i) maintenance and growth capital expenditures of approximately $30.0 million; (ii) approximately $88.1 million of interest and income tax payments; and (iii) approximately $211.1 million of distributions to Unitholders, assuming distributions at the current annualized rate of $3.50 per Common Unit. Based on our current cash position, availability under the Revolving Credit Facility (unused borrowing capacity of $253.3 million at September 28, 2013) and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Fiscal Year 2013 Compared to Fiscal Year 2012

Revenues

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2013	2012	Increase	Increase
Revenues
Propane	$1,357,102	$843,648	$513,454	60.9%
Fuel oil and refined fuels	208,957	114,288	94,669	82.8%
Natural gas and electricity	79,432	67,419	12,013	17.8%
All other	58,115	38,103	20,012	52.5%

Total revenues	$1,703,606	$1,063,458	$640,148	60.2%

Total revenues increased $640.1 million, or 60.2%, to $1,703.6 million for fiscal 2013 compared to $1,063.5 million for the prior year due to higher volumes sold, offset to an extent by lower average propane, fuel oil and refined fuels and natural gas selling prices. The increase in sales volumes was primarily due to the addition of the Inergy Propane business, as well as increases in our legacy operations resulting from colder average temperatures. As discussed above, average temperatures (as measured in heating degree days) across all of our service territories for fiscal 2013 were 4% warmer than normal, compared to 14% warmer than normal for the prior year.

Revenues from the distribution of propane and related activities of $1,357.1 million for fiscal 2013 increased $513.5 million, or 60.9%, compared to $843.6 million for the prior year, primarily due to higher volumes sold, partially offset by lower average selling prices associated with lower product costs. Retail propane gallons sold in fiscal 2013 increased 250.8 million gallons, or 88.4%, to 534.6 million gallons from 283.8 million gallons in the prior year, primarily as a result of the addition of Inergy Propane, as well as increases in our legacy operations resulting from colder average temperatures. Higher retail propane volumes sold resulted in an increase in revenues of $679.8 million for fiscal 2013 compared to the prior year. Average propane selling prices for fiscal 2013 decreased 11.5% compared to the prior year due to lower wholesale product costs, resulting in a $166.9 million decrease in revenues year-over-year. Included within the propane segment are revenues from risk management activities and other propane activities of $74.7 million for fiscal 2013, which increased $0.6 million compared to the prior year as higher volumes from other propane activities were substantially offset by lower volumes from wholesale and risk management activities.

Revenues from the distribution of fuel oil and refined fuels of $209.0 million for fiscal 2013 increased $94.7 million, or 82.8%, from $114.3 million for the prior year, primarily due to higher volumes sold, partially offset by lower average selling prices. Fuel oil and refined fuels gallons sold in fiscal 2013 increased 25.2 million gallons, or 88.4%, to 53.7 million gallons from 28.5 million gallons in the prior year, primarily as a result of the addition of Inergy Propane, as well as increases in our legacy operations resulting from colder average temperatures. Higher fuel oil and refined fuels volumes sold resulted in an increase in revenues of $100.5 million for fiscal 2013 compared to the prior year. Average selling prices in our fuel oil and refined fuels segment in fiscal 2013 decreased 2.6% compared to the prior year, resulting in a $5.8 million decrease in revenues year-over-year.

Revenues in our natural gas and electricity segment increased $12.0 million, or 17.8%, to $79.4 million in fiscal 2013 compared to $67.4 million in the prior year as a result of higher natural gas volumes sold, and higher electricity average selling prices. The increase in volumes sold was primarily attributable to the more favorable weather pattern in fiscal 2013, compared to the unseasonably warm weather in the prior year.

Cost of Products Sold

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2013	2012	Increase	Increase
Cost of products sold
Propane	$612,240	$448,120	$164,120	36.6%
Fuel oil and refined fuels	172,022	91,239	80,783	88.5%
Natural gas and electricity	55,995	46,915	9,080	19.4%
All other	21,648	12,785	8,863	69.3%

Total cost of products sold	$861,905	$599,059	$262,846	43.9%

As a percent of total revenues	50.6%	56.3%

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

Average posted prices for propane for fiscal 2013 were 19.2% lower than the prior year, and fuel oil prices were essentially flat year-over-year. Total cost of products sold increased $262.8 million, or 43.9%, to $861.9 million in fiscal 2013 compared to $599.1 million in the prior year due to higher volumes sold, partially offset by lower average propane product costs. The net change in the fair value of derivative instruments during the period resulted in unrealized (non-cash) losses of $4.3 million and unrealized (non-cash) gains of $4.6 million reported in cost of products sold in fiscal 2013 and 2012, respectively, resulting in an increase of $8.9 million in cost of products sold in fiscal 2013 compared to the prior year, all of which was reported in the propane segment.

Cost of products sold associated with the distribution of propane and related activities of $612.2 million for fiscal 2013 increased $164.1 million, or 36.6%, compared to the prior year. Higher retail propane volumes sold resulted in an increase of $368.4 million in cost of products sold during fiscal 2013 compared to the prior year. The impact of the increase in volumes sold was partially offset by lower average propane costs, which resulted in a $190.0 million decrease in cost of products sold year-over-year. Cost of products sold from other propane activities decreased $23.2 million in fiscal 2013 compared to the prior year, primarily due to lower sales from wholesale and risk management activities.

Cost of products sold associated with our fuel oil and refined fuels segment of $172.0 million for fiscal 2013 increased $80.8 million, or 88.5%, compared to the prior year primarily due to higher fuel oil and refined fuels volumes sold.

Cost of products sold in our natural gas and electricity segment of $56.0 million for fiscal 2013 increased $9.1 million, or 19.4%, compared to the prior year, primarily due to higher natural gas volumes sold, and higher electricity product costs.

Total cost of products sold as a percent of total revenues decreased 5.7 percentage points to 50.6% in fiscal 2013 from 56.3% in the prior year, primarily due to the decline in propane wholesale product costs outpacing the decline in propane average selling prices. In addition, colder average temperatures and the inclusion of Inergy Propane operations resulted in a higher concentration of residential volumes sold in fiscal 2013 compared to the prior year, which had a favorable impact on overall gross margins.

Operating Expenses

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2013	2012	Increase	Increase
Operating expenses	$469,496	$298,772	$170,724	57.1%
As a percent of total revenues	27.6%	28.1%

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

Operating expenses of $469.5 million for fiscal 2013 increased $170.7 million, or 57.1%, compared to $298.8 million in the prior year, primarily due to the addition of Inergy Propane, offset to an extent by lower payroll and benefit related expenses in our legacy operations resulting from operating efficiencies. In addition, operating expenses for fiscal 2013 included a $7.0 million charge related to our voluntary partial withdrawal from a multi-employer pension plan and full withdrawal from four multi-employer pension plans, and a charge of $4.6 million primarily for severance costs, both charges were associated with the integration of the Inergy Propane operations. These charges were excluded from our calculation of Adjusted EBITDA below.

As a result of the progress on our efforts to integrate the operations of Inergy Propane, including the initial process of blending geographic territories and systems, which commenced at the beginning of the third quarter of fiscal 2013, we have realized certain synergies in the combined operating expenses of Inergy Propane and our legacy operations.

General and Administrative Expenses

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2013	2012	Increase	Increase
General and administrative expenses	$64,845	$59,020	$5,825	9.9%
As a percent of total revenues	3.8%	5.5%

All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.

General and administrative expenses of $64.8 million for fiscal 2013 increased $5.8 million compared to $59.0 million for the prior year, primarily due to higher variable compensation associated with higher earnings, offset to an extent by a $2.2 million gain on the sale of an asset in fiscal 2013. In addition, general and administrative expenses for fiscal 2013 included $6.0 million of professional services and other expenses associated with the integration of the Inergy Propane operations. General and administrative expenses for fiscal 2012 included a $4.5 million charge associated with a legal settlement (see Item 3 and Note 12 included within the Notes to the Consolidated Financial Statements section elsewhere in this Annual Report for additional discussion), and a $2.1 million non-cash charge from a loss on disposal of an asset used in our natural gas and electricity business. These items were excluded from our calculation of Adjusted EBITDA below.

Acquisition-related Costs

During fiscal 2012 we recorded acquisition-related costs of $17.9 million related to the Inergy Propane Acquisition. These costs were primarily attributable to investment banker, legal, accounting and other consulting fees.

Depreciation and Amortization

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2013	2012	Increase	Increase
Depreciation and amortization	$130,384	$47,034	$83,350	177.2%
As a percent of total revenues	7.7%	4.4%

Depreciation and amortization expense of $130.4 million in fiscal 2013 increased $83.4 million, primarily as a result of the acquired tangible and identifiable intangible assets of Inergy Propane.

Interest Expense, net

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2013	2012	Increase	Increase
Interest expense, net	$95,427	$38,633	$56,794	147.0%
As a percent of total revenues	5.6%	3.6%

Net interest expense of $95.4 million for fiscal 2013 increased $56.8 million compared to $38.6 million in the prior year, primarily due to the issuance of $496.6 million in aggregate principal amount of 7.5% senior notes due October 1, 2018 and $503.4 million in aggregate principal amount of 7.375% senior notes due August 1, 2021 in connection with the Inergy Propane Acquisition on August 1, 2012. See Liquidity and Capital Resources below for additional discussion.

Loss on Debt Extinguishment

On August 2, 2013, we repurchased, pursuant to an optional redemption, $133.4 million of our 7.375% senior notes due August 1, 2021 using net proceeds from our May 2013 public offering and net proceeds from the underwriters’ exercise of their over-allotment option to purchase additional Common Units. In addition, on August 6, 2013, we repurchased $23.9 million of our 2021 senior notes in a private transaction using cash on hand. In connection with these repurchases, which totaled $157.3 million in aggregate principal amount, we recognized a loss on the extinguishment of debt of $2.1 million consisting of $11.7 million for the repurchase premium and related fees, as well as the write-off of $2.1 million and ($11.7) million in unamortized debt origination costs and unamortized premium, respectively.

During fiscal 2012, in connection with the execution of the amendment of our credit agreement on January 5, 2012, we recognized a non-cash charge of $0.5 million to write-off a portion of unamortized debt origination costs associated with the credit agreement during the first quarter of fiscal 2012. In addition, in connection with the repayment, on August 14, 2012, of borrowings under our 364-Day Facility (defined below) which was used as short-term financing to fund a portion of the Inergy Propane Acquisition, we recognized a non-cash charge of $1.7 million to write off unamortized debt origination costs associated with the 364-Day Facility during the fourth quarter of fiscal 2012. See Liquidity and Capital Resources below for additional discussion on the amendment to the credit agreement and other financing activities.

Net Income and Adjusted EBITDA

Net income for fiscal 2013 amounted to $78.8 million, or $1.35 per Common Unit, compared to $0.6 million, or $0.02 per Common Unit, in fiscal 2012. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal 2013 amounted to $305.2 million, compared to $86.4 million for fiscal 2012.

Net income and EBITDA for fiscal 2013 included: (i) $10.6 million in expenses related to the ongoing integration of Inergy Propane; (ii) $7.0 million in charges related to our voluntary withdrawal from multi-employer pension plans covering certain employees acquired in the Inergy Propane Acquisition; and (iii) a loss on debt extinguishment of $2.1 million. Net income and EBITDA for fiscal 2012 included: (i) $17.9 million in acquisition-related costs associated with the Inergy Propane Acquisition; (ii) a charge of $4.5 million associated with a legal settlement; (iii) a $2.1 million non-cash charge from a loss on disposal of an asset in our natural gas and electricity business; and (iv) a loss on debt extinguishment of $2.2 million. Excluding the effects of these charges, as well as the unrealized (non-cash) mark-to-market adjustments on derivative instruments in both years, Adjusted EBITDA amounted to $329.3 million for fiscal 2013, compared to Adjusted EBITDA of $108.5 million in fiscal 2012.

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

The following table sets forth (i) our calculations of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities:

(Dollars in thousands)	Year Ended
	September 28,	September 29,
	2013	2012
Net income	$78,798	$638
Add:
Provision for income taxes	607	137
Interest expense, net	95,427	38,633
Depreciation and amortization	130,384	47,034

EBITDA	305,216	86,442
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	4,318	(4,649)
Integration-related costs	10,575	—
Multi-employer pension plan withdrawal charge	7,000	—
Loss on debt extinguishment	2,144	2,249
Acquisition-related costs	—	17,916
Loss on legal settlement	—	4,500
Loss on asset disposal	—	2,078

Adjusted EBITDA	329,253	108,536
Add (subtract):
Provision for income taxes	(607)	(137)
Interest expense, net	(95,427)	(38,633)
Unrealized (non-cash) (losses) gains on changes in fair value of derivatives	(4,318)	4,649
Integration-related costs	(10,575)	—
Multi-employer pension plan withdrawal charge	(7,000)	—
Acquisition-related costs	—	(17,916)
Loss on legal settlement	—	(4,500)
Compensation cost recognized under Restricted Unit Plans	3,888	4,059
Gain on disposal of property, plant and equipment, net	(3,543)	(727)
Changes in working capital and other assets and liabilities	2,635	55,642

Net cash provided by operating activities	$214,306	$110,973

Fiscal Year 2012 Compared to Fiscal Year 2011

Revenues

(Dollars in thousands)				Percent
	Fiscal	Fiscal	Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)
Revenues
Propane	$843,648	$929,492	$(85,844)	(9.2%)
Fuel oil and refined fuels	114,288	139,572	(25,284)	(18.1%)
Natural gas and electricity	67,419	84,721	(17,302)	(20.4%)
All other	38,103	36,767	1,336	3.6%

Total revenues	$1,063,458	$1,190,552	$(127,094)	(10.7%)

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

Cost of Products Sold

(Dollars in thousands)				Percent
	Fiscal	Fiscal	Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)
Cost of products sold
Propane	$448,120	$506,481	$(58,361)	(11.5%)
Fuel oil and refined fuels	91,239	100,908	(9,669)	(9.6%)
Natural gas and electricity	46,915	61,495	(14,580)	(23.7%)
All other	12,785	9,835	2,950	30.0%

Total cost of products sold	$599,059	$678,719	$(79,660)	(11.7%)

As a percent of total revenues	56.3%	57.0%

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

Operating Expenses

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2012	2011	Increase	Increase
Operating expenses	$298,772	$281,329	$17,443	6.2%
As a percent of total revenues	28.1%	23.6%

Operating expenses of $298.7 million for fiscal 2012 increased $17.4 million, or 6.2%, compared to $281.3 million in the prior year as a result of the Inergy Propane Acquisition, offset to an extent by lower payroll and benefit related expenses resulting from a lower headcount and other operating efficiencies, as well as lower bad debt expense and insurance costs. During fiscal 2011 we recorded severance charges of $2.0 million related to the realignment of our operating footprint.

General and Administrative Expenses

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2012	2011	Increase	Increase
General and administrative expenses	$59,020	$51,648	$7,372	14.3%
As a percent of total revenues	5.5%	4.3%

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

Depreciation and Amortization

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2012	2011	Increase	Increase
Depreciation and amortization	$47,034	$35,628	$11,406	32.0%
As a percent of total revenues	4.4%	3.0%

Depreciation and amortization expense of $47.0 million in fiscal 2012 increased $11.4 million, or 32.0%, compared to $35.6 million in the prior year, primarily as a result of tangible and intangible long-lived assets acquired in the Inergy Propane Acquisition.

Interest Expense, net

(Dollars in thousands)
	Fiscal	Fiscal		Percent
	2012	2011	Increase	Increase
Interest expense, net	$38,633	$27,378	$11,255	41.1%
As a percent of total revenues	3.6%	2.3%

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

Net Income and Adjusted EBITDA

We reported net income of $0.6 million, or $0.02 per Common Unit in fiscal 2012 compared to net income of $115.0 million, or $3.24 per Common Unit in the prior year. Adjusted EBITDA amounted to $108.5 million in fiscal 2012, compared to $179.4 million in fiscal 2011.

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

The following table sets forth (i) our calculations of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by operating activities:

(Dollars in thousands)	Year Ended
	September 29,	September 24,
	2012	2011
Net income	$638	$114,966
Add:
Provision for income taxes	137	884
Interest expense, net	38,633	27,378
Depreciation and amortization	47,034	35,628

EBITDA	86,442	178,856
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(4,649)	(1,431)
Acquisition-related costs	17,916	—
Loss on legal settlement	4,500	—
Loss on debt extinguishment	2,249	—
Loss on asset disposal	2,078	—
Severance charges	—	2,000

Adjusted EBITDA	108,536	179,425
Add (subtract):
Provision for income taxes	(137)	(884)
Interest expense, net	(38,633)	(27,378)
Unrealized (non-cash) gains (losses) on changes in fair value of derivatives	4,649	1,431
Severance charges	—	(2,000)
Acquisition-related costs	(17,916)	—
Loss on legal settlement	(4,500)	—
Compensation cost recognized under Restricted Unit Plans	4,059	3,922
Gain on disposal of property, plant and equipment, net	(727)	(2,772)
Changes in working capital and other assets and liabilities	55,642	(18,958)

Net cash provided by operating activities	$110,973	$132,786

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for fiscal 2013 amounted to $214.3 million, an increase of $103.3 million compared to the prior year. The increase was primarily attributable to an increase in earnings, after adjusting for non-cash items in both periods. In addition, average posted prices for propane during fiscal 2013 decreased 19.2% compared to the prior year, which resulted in a substantial reduction in working capital requirements year-over-year. Also, cash flows from operating activities for fiscal 2013 benefited to an extent by the realization of working capital acquired in the Inergy Propane Acquisition.

Investing Activities. Net cash used in investing activities of $14.7 million for fiscal 2013 consisted of capital expenditures of $27.8 million (including $8.3 million for maintenance expenditures and $19.5 million to support the growth of operations), partially offset by the net proceeds of $7.3 million from the sale of property, plant and equipment, and net proceeds of $5.8 million from Inergy as a result of a purchase price adjustment attributable to the working capital of Inergy Propane. Net cash used in investing activities of $239.8 million for fiscal 2012 consisted of capital expenditures of $17.5 million (including $9.3 million for maintenance expenditures and $8.2 million to support the growth of operations) and business acquisitions of $223.7 million, partially offset by the net proceeds from the sale of property, plant and equipment of $1.4 million.

Financing Activities. Net cash used in financing activities for fiscal 2013 of $226.7 million reflects the quarterly distribution to Common Unitholders at a rate of $0.8525 per Common Unit paid in respect of the fourth quarter of fiscal 2012 and at a rate of $0.8750 per Common Unit paid in respect of the first, second and third quarters of fiscal 2013. In addition, net cash used in financing activities for fiscal 2013 includes proceeds of $143.4 million from the issuance of 3,105,000 of our Common Units in May 2013. The net proceeds from the equity offering, along with cash on hand, were used to redeem $157.3 million of our 2021 Senior Notes in August 2013.

Net cash provided by financing activities for fiscal 2012 of $113.5 million reflects the net proceeds of $259.8 million from the issuance of 7.2 million Common Units in a public offering, net of $25.2 million in debt origination costs, consisting of $10.3 million in debt origination costs associated with the amendments to our credit agreement and $14.9 million in debt origination costs associated with the issuance of new senior notes in connection with the Inergy Propane Acquisition, and $121.1 million in quarterly distributions to Unitholders at a rate of $0.8525 per Common Unit paid in respect of the fourth quarter of fiscal 2011 and the first, second and third quarters of fiscal 2012. With the execution of the amendment of our credit agreement on January 5, 2012, we rolled the $100.0 million then-outstanding under the revolving credit facility of the previous credit agreement into the Revolving Credit Facility (defined below) of the Amended Credit Agreement (defined below). This resulted in the repayment of the $100.0 million then-outstanding under the Revolving Credit Facility of the previous credit agreement with proceeds from borrowings under the Revolving Credit Facility of the amended credit agreement.

See Summary of Long-Term Debt Obligations and Revolving Credit Lines below for additional discussion.

Equity Offering

On May 17, 2013, we sold 2,700,000 Common Units in a public offering at a price of $48.16 per Common Unit realizing proceeds of $124.7 million, net of underwriting commissions and other offering expenses. On May 22, 2013, following the underwriters’ exercise of their over-allotment option, we sold an additional 405,000 Common Units at $48.16 per Common Unit, generating additional proceeds of $18.7 million, net of underwriting commissions. The net proceeds from the offering, including the net proceeds from the underwriters’ exercise of their over-allotment option, were used to redeem $133.4 million of our 2021 senior notes in August 2013, including prepayment premiums and other expenses.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of September 28, 2013, our long-term debt consisted of $496.6 million in aggregate principal amount of 7.5% senior notes due October 1, 2018, $250.0 million in aggregate principal amount of 7.375% senior notes due March 15, 2020, $346.2 million in aggregate principal amount of 7.375% senior notes due August 1, 2021 and $100.0 million under our senior secured Revolving Credit Facility.

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

On December 19, 2012, we completed an offer to exchange our existing unregistered 7.5% senior notes due 2018 and 7.375% senior notes due 2021 (the “Old Notes”) for an equal principal amount of 7.5% senior notes due 2018 and 7.375% senior notes due 2021 (the “Exchange Notes”), respectively, that have been registered under the Securities Act of 1933, as amended. The terms of the Exchange Notes are identical in all material respects (including principal, interest rate, maturity and redemption rights) to the Old Notes for which they were exchanged, except that the Exchange Notes generally will not be subject to transfer restrictions.

On August 2, 2013, we repurchased, pursuant to optional redemption, $133.4 million of our 2021 Senior Notes using net proceeds from our May 2013 public offering and net proceeds from the underwriters’ exercise of their over-allotment option to purchase additional Common Units. In addition, on August 6, 2013, we repurchased $23.9 million of our 2021 Senior Notes in a private transaction using cash on hand. In connection with these repurchases, which totaled $157.3 million in aggregate principal amount, we recognized a loss on the extinguishment of debt of $2.1 million consisting of $11.7 million for the repurchase premium and related fees, as well as the write-off of $2.1 million and ($11.7) million in unamortized debt origination costs and unamortized premium, respectively.

2020 Senior Notes

On March 23, 2010, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $250.0 million in aggregate principal amount of 7.375% senior notes due March 15, 2020 (the “2020 Senior Notes”). The 2020 Senior Notes were issued at 99.136% of the principal amount and require semi-annual interest payments in March and September.

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

Credit Agreement

Our Operating Partnership has a credit agreement, as amended on January 5, 2012 and August 1, 2012 (the “Amended Credit Agreement”) that provides for a five-year $400.0 million revolving credit facility (the “Revolving Credit Facility”), of which $100.0 million was outstanding as of September 28, 2013 and September 29, 2012. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. Our Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

The amendment to the Amended Credit Agreement on August 1, 2012 also amended certain restrictive and affirmative covenants applicable to our Operating Partnership and to us, as well as certain financial covenants, including (a) requiring our consolidated interest coverage ratio, as defined in the amendment, to be not less than 2.0 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined in the amendment, of the Partnership from being greater than 7.0 to 1.0 as of the end of any fiscal quarter. The minimum consolidated interest coverage ratio increases over time, and commencing with the third quarter of fiscal 2014, such minimum ratio will be 2.5 to 1.0. The maximum consolidated leverage ratio decreases over time, as well as upon the occurrence of certain events (such as the issuance of Common Units where the net proceeds from the issuance exceed certain thresholds). Commencing with the second quarter of fiscal 2013, such maximum ratio will be 4.75 to 1.0 (or 5.0 to 1.0 during an acquisition period as defined in the amendment) as a result of the issuance of Common Units in August 2012. As of September 28, 2013 the minimum consolidated interest coverage ratio and maximum consolidated leverage ratio was 2.25 to 1.0 and 4.75 to 1.0, respectively.

We act as a guarantor with respect to the obligations of our Operating Partnership under the Amended Credit Agreement pursuant to the terms and conditions set forth therein. The obligations under the Amended Credit Agreement are secured by liens on substantially all of the personal property of the Partnership, the Operating Partnership and their subsidiaries, as well as mortgages on certain real property.

Borrowings under the Revolving Credit Facility of the Amended Credit Agreement bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1⁄2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon the Partnership’s ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Revolving Credit Facility. As of September 28, 2013, the interest rate for the Revolving Credit Facility was approximately 2.8%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.

In connection with the previous revolving credit facility, the Operating Partnership entered into an interest rate swap agreement with a notional amount of $100.0 million, an effective date of March 31, 2010 and termination date of June 25, 2013. Under the interest rate swap agreement, the Operating Partnership paid a fixed interest rate of 3.12% to the issuing lender on the notional principal amount outstanding, effectively fixing the LIBOR portion of the interest rate at 3.12%. In return, the issuing lender paid to the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The interest rate swap was designated as a cash flow hedge. In connection with the Amended Credit Agreement, our Operating Partnership entered into a forward starting interest rate swap agreement with a notional amount of $100.0 million, and effective date of June 25, 2013 and a termination date of January 5, 2017. Under this forward starting interest rate swap agreement, our Operating Partnership will pay a fixed interest rate of 1.63% to the issuing lender on the notional principal amount outstanding, and the issuing lender will pay our Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The forward starting interest rate swap has been designated as a cash flow hedge.

As of September 28, 2013, our Operating Partnership had standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $46.7 million which expire periodically through April 3, 2014. Therefore, as of September 28, 2013 we had available borrowing capacity of $253.3 million under the Revolving Credit Facility.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, our consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We and our Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of September 28, 2013.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, long-term borrowings are capitalized within other assets and amortized on a straight-line basis over the term of the respective debt agreements. During fiscal 2013, we recognized charges of $2.1 million to write-off unamortized debt origination costs associated with the repurchase of our 2021 Senior Notes. During fiscal 2012, we capitalized $14.9 million and $10.3 million for costs incurred in connection with issuance of new senior notes and the amendments to our Amended Credit Agreement, respectively. We recognized charges of $2.2 million to write-off unamortized debt origination costs associated with the amendment to our Amended Credit Agreement on January 5, 2012 and the repayment of borrowings under our 364-Day Facility. Other assets at September 28, 2013 and September 29, 2012 include debt origination costs with a net carrying amount of $21.3 million and $28.1 million, respectively.

The aggregate amounts of long-term debt maturities subsequent to September 28, 2013 are as follows: fiscal 2014 through fiscal 2016: $-0-; fiscal 2017: $100.0 million; fiscal 2018: $496.6 million; and thereafter: $596.2 million.

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

On October 24, 2013, we announced that our Board of Supervisors had declared a quarterly distribution of $0.8750 per Common Unit for the three months ended September 28, 2013. This quarterly distribution rate equates to an annualized rate of $3.50 per Common Unit, which represents a growth rate of 2.6% when compared to the annualized rate of $3.41 per Common Unit as of the end of fiscal year 2012. The distribution was paid on November 12, 2013 to Common Unitholders of record as of November 5, 2013.

Pension Plan Assets and Obligations

We have a noncontributory defined benefit pension plan which was originally designed to cover all eligible employees of the Partnership who met certain requirements as to age and length of service. Effective January 1, 1998, we amended the defined benefit pension plan to provide benefits under a cash balance formula as compared to a final average pay formula which was in effect prior to January 1, 1998. Our defined benefit pension plan was frozen to new participants effective January 1, 2000 and, in furtherance of our effort to minimize future increases in our benefit obligations, effective January 1, 2003, all future service credits were eliminated. Therefore, eligible participants will receive interest credits only toward their ultimate defined benefit under the defined benefit pension plan. There were no minimum funding requirements for the defined benefit pension plan during fiscal 2013, 2012 or 2011. As of September 28, 2013 and September 29, 2012 the plan’s projected benefit obligation exceeded the fair value of plan assets by $27.9 million and $32.0 million, respectively. As a result, the net liability recognized in the consolidated financial statements for the defined benefit pension plan decreased by $4.1 million during fiscal 2013, which was primarily attributable to a decrease in the present value of the benefit obligation due to a general increase in market interest rates, partially offset by a decline in the value of plan assets as a result of investment losses during fiscal 2013. As discussed below, plan assets are largely invested in fixed income securities and, as such, an increase in market interest rates will generally result in negative returns on plan assets.

Our investment policies and strategies, as set forth in the Investment Management Policy and Guidelines, are monitored by a Benefits Committee comprised of five members of management. The Benefits Committee employs a liability driven investment strategy, which seeks to increase the correlation of the plan’s assets and liabilities to reduce the volatility of the plan’s funded status. The execution of this strategy has resulted in an asset allocation that is largely comprised of fixed income securities. A liability driven investment strategy is intended to reduce investment risk and, over the long-term, generate returns on plan assets that largely fund the annual interest on the accumulated benefit obligation. However, as we experienced in fiscal 2012, significant declines in interest rates relevant to our benefit obligations, or poor performance in the broader capital markets in which our plan assets are invested, could have an adverse impact on the funded status of the defined benefit pension plan. For purposes of measuring the projected benefit obligation as of September 28, 2013 and September 29, 2012, we used a discount rate of 4.375% and 3.5%, respectively, reflecting current market rates for debt obligations of a similar duration to our pension obligations.

During fiscal 2013, fiscal 2012 and fiscal 2011, the amount of the pension benefit obligation settled through lump sum payments did not exceed the settlement threshold (combined service and interest costs of net periodic pension cost); therefore, a settlement charge was not required to be recognized in either of those fiscal years.

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

Long-Term Debt Obligations and Operating Lease Obligations

Contractual Obligations

The following table summarizes payments due under our known contractual obligations as of September 28, 2013:

						Fiscal
(Dollars in thousands)	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	2019 and
	2014	2015	2016	2017	2018	thereafter
Long-term debt obligations	$—	$—	$—	$100,000	$496,557	$596,180
Interest payments	86,356	86,356	86,356	82,568	81,210	122,869
Operating lease obligations (a)	27,238	20,488	12,770	7,894	5,208	5,947
Self-insurance obligations (b)	14,552	11,910	9,021	5,300	3,284	14,085
Other contractual obligations (c)	5,087	5,702	5,032	2,465	2,204	17,450

Total	$133,233	$124,456	$113,179	$198,227	$588,463	$756,531

(a)	Payments exclude costs associated with insurance, taxes and maintenance, which are not material to the operating lease obligations.
(b)	The timing of when payments are due for our self-insurance obligations is based on estimates that may differ from when actual payments are made. In addition, the payments do not reflect amounts to be recovered from our insurance providers, which amount to $4.3 million, $3.5 million, $2.8 million, $1.5 million, $1.0 million and $5.3 million for each of the next five fiscal years and thereafter, respectively, and are included in other assets on the consolidated balance sheet.
(c)	These amounts are included in our consolidated balance sheet and primarily include payments for postretirement and long-term incentive benefits.

Additionally, we have standby letters of credit in the aggregate amount of $46.7 million, in support of retention levels under our casualty insurance programs and certain lease obligations, which expire periodically through April 15, 2014.

Operating Leases

We lease certain property, plant and equipment for various periods under noncancelable operating leases, including 40% of our vehicle fleet, approximately 30% of our customer service centers and portions of our information systems equipment. Rental expense under operating leases was $33.0 million, $23.6 million and $18.9 million for fiscal 2013, 2012 and 2011, respectively. Future minimum rental commitments under noncancelable operating lease agreements as of September 28, 2013 are presented in the table above.

Off-Balance Sheet Arrangements

Guarantees

Certain of our operating leases, primarily those for transportation equipment with remaining lease periods scheduled to expire periodically through fiscal 2020, contain residual value guarantee provisions. Under those provisions, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount upon completion of the lease period, or we will pay the lessor the difference between fair value and the guaranteed amount. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, is approximately $16.3 million. The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 28, 2013 and September 29, 2012.

Recently Issued Accounting Pronouncements.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) regarding disclosures about offsetting assets and liabilities (“ASU 2011-11”). The new guidance requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. The amendments, further clarified with ASU 2013-01, will enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with other US GAAP or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether or not they are offset in the balance sheet. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, which will be our first quarter of its 2014 fiscal year. We are currently evaluating the impact of the new guidance on our future disclosures.

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

Under our hedging and risk management strategies, we enter into a combination of exchange-traded futures and options contracts and, in certain instances, over-the-counter options and swap contracts (collectively, “derivative instruments”) to manage the price risk associated with physical product and with future purchases of the commodities used in our operations, principally propane and fuel oil, as well as to ensure the availability of product during periods of high demand. In addition, the Partnership sells propane and fuel oil to customers at fixed prices, and enters into derivative instruments to hedge a portion of its exposure to fluctuations in commodity prices as a result of selling the fixed price contracts. We do not use derivative instruments for speculative or trading purposes. Futures and swap contracts require that we sell or acquire propane or fuel oil at a fixed price for delivery at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane or fuel oil at a specified price during a specified time period. However, the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of the product to the respective party or are settled by the payment of a net amount equal to the difference between the then market price and the fixed contract price or option exercise price. To the extent that we utilize derivative instruments to manage exposure to commodity price risk and commodity prices move adversely in relation to the contracts, we could suffer losses on those derivative instruments when settled. Conversely, if prices move favorably, we could realize gains. Under our hedging and risk management strategy, realized gains or losses on derivative instruments will typically offset losses or gains on the physical inventory once the product is sold to customers at market prices, or delivered to customers as it pertains to fixed price contracts.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1⁄2 of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total consolidated leverage ratio (the ratio of consolidated total debt to consolidated EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. The interest rate swaps have been designated as a cash flow hedge. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At September 28, 2013, the fair value of the interest rate swaps was a net liability of $2.4 million, which is included within other current liabilities and other liabilities, as applicable, with a corresponding unrealized loss reflected in accumulated other comprehensive income.

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

Sensitivity Analysis

In an effort to estimate our exposure to unfavorable market price changes in commodities related to our open positions under derivative instruments, we developed a model that incorporates the following data and assumptions:

A.	The fair value of open positions as of September 28, 2013.

B.	The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of September 28, 2013 indicates an increase in potential future net losses of $2.2 million as of September 28, 2013. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter (a)	Year
Fiscal 2013
Revenues	$490,703	$678,426	$290,805	$243,672	$1,703,606
Cost of products sold	245,100	346,999	148,176	121,630	861,905
Operating income (loss)	82,308	153,977	(20,654)	(38,655)	176,976
Loss on debt extinguishment (b)	—	—	—	2,144	2,144
Net income (loss)	57,620	129,484	(45,187)	(63,119)	78,798
Net income (loss) per common unit—basic (c)	1.05	2.29	(0.77)	(1.05)	1.35
Net income (loss) per common unit—diluted (c)	1.04	2.28	(0.77)	(1.05)	1.34
Cash provided by (used in)
Operating activities	61,537	72,426	66,505	13,838	214,306
Investing activities	1,847	(4,999)	(6,532)	(4,979)	(14,663)
Financing activities	(48,605)	(49,965)	93,459	(221,617)	(226,728)
EBITDA (d)	$112,835	$185,293	$10,850	$(3,762)	$305,216
Adjusted EBITDA (d)	$117,473	$190,668	$19,171	$1,941	$329,253
Retail gallons sold
Propane	153,933	210,314	92,109	78,265	534,621
Fuel oil and refined fuels	15,885	23,223	8,331	6,271	53,710

Fiscal 2012
Revenues	$299,886	$357,626	$179,601	$226,345	$1,063,458
Cost of products sold	183,574	208,401	88,776	118,308	599,059
Operating income (loss)	30,290	56,125	(2,744)	(42,014)	41,657
Loss on debt extinguishment (b)	—	507	—	1,742	2,249
Net income (loss)	23,232	49,573	(9,323)	(62,844)	638
Net income (loss) per common unit—basic (c)	0.65	1.39	(0.26)	(1.32)	0.02
Net income (loss) per common unit—diluted (c)	0.65	1.38	(0.26)	(1.32)	0.02
Cash provided by (used in)
Operating activities	(25,323)	42,371	56,202	37,723	110,973
Investing activities	(4,714)	(2,775)	(4,528)	(227,741)	(239,758)
Financing activities	(30,226)	(32,684)	(32,072)	208,531	113,549
EBITDA (d)	$38,075	$63,267	$5,728	$(20,628)	$86,442
Adjusted EBITDA (d)	$39,123	$65,852	$3,460	$101	$108,536
Retail gallons sold
Propane	74,279	89,941	49,014	70,607	283,841
Fuel oil and refined fuels	7,695	10,565	4,314	5,917	28,491

(a)	The fourth quarter of fiscal 2012 includes 14 weeks of operations compared to 13 weeks in the fourth quarter for fiscal 2013. In addition, on August 1, 2012, we acquired Inergy Propane. The results of operations of Inergy Propane have been included in the consolidated results from the Acquisition Date through September 29, 2012 and all of fiscal 2013. Refer to Note 3—Acquisition of Inergy Propane included within the Notes to the Consolidated Financial Statements section elsewhere in this Annual Report.

(b)	During the fourth quarter of fiscal 2013, we repurchased pursuant to an optional redemption $133.4 million of our 2021 Senior Notes using net proceeds from our May 2013 public offering and net proceeds from the underwriters’ exercise of their over-allotment option to purchase additional Common Units. In addition, we repurchased $23.9 million of our 2021 Senior Notes in a private transaction using cash on hand. In connection with these repurchases, which totaled $157.3 million in aggregate principal amount, we recognized a loss on the extinguishment of debt of $2.1 million consisting of $11.7 million for the repurchase premium and related fees, as well as the write-off of $2.1 million and ($11.7) million in unamortized debt origination costs and unamortized premium, respectively. During the second quarter of fiscal 2012, we amended the Credit Agreement (the “Amended Credit Agreement”) that provides for a five-year $250.0 million revolving credit facility (the “Revolving Credit Facility”), of which, $100.0 million was outstanding as of September 29, 2012 to extend the maturity date from June 25, 2013 to January 5, 2017. In connection with the execution of the Amended Credit Agreement, we recognized a non-cash charge of $0.5 million to write-off a portion of unamortized debt origination costs associated with the previous credit agreement, and capitalized $2.4 million for origination costs incurred with the amendment. During the fourth quarter of fiscal 2012, we amended the Amended Credit Agreement that provides for a five-year $400.0 million revolving credit facility, of which, $100.0 million was outstanding as of September 29, 2012. In connection with the execution of the Amendment Credit Agreement, we recognized a non-cash charge of $1.7 million to write-off a portion of unamortized debt origination costs associated with the previous credit agreement.
(c)	Basic net income (loss) per Common Unit is computed by dividing net income (loss) by the weighted average number of outstanding Common Units, and restricted units granted under the Restricted Unit Plans to retirement-eligible grantees. Computations of diluted net income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under our Restricted Unit Plans. Diluted loss per Common Unit for the periods where a net loss was reported does not include unvested restricted units granted under our Restricted Unit Plans as their effect would be anti-dilutive. On May 17, 2013, we sold 2.7 million Common Units in a public offering. On May 22, 2013, following the underwriters’ exercise of their over-allotment option, we sold an additional 0.4 million Common Units. On August 1, 2012, in connection with the Inergy Propane Acquisition, we issued 14.2 million Common Units, and on August 14, 2012, we sold 7.2 million Common Units in a secondary offering. Those Common Units have been included in basic and diluted earnings per common unit from the respective dates of issuance.
(d)	EBITDA represents net income before deducting interest expense, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA excluding the unrealized net gain or loss from mark-to-market activity for derivative instruments and other certain items as provided in the table below. Our management uses EBITDA and Adjusted EBITDA as measures of liquidity and we are including them because we believe that they provide our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. EBITDA and Adjusted EBITDA are not recognized terms under US GAAP and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with US GAAP. Because EBITDA and Adjusted EBITDA as determined by us excludes some, but not all, items that affect net income, they may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other companies. The following table sets forth (i) our calculations of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by (used in) operating activities (amounts in thousands):

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Fiscal 2013
Net income (loss)	$57,620	$129,484	$(45,187)	$(63,119)	$78,798
Add:
Provision for income taxes	132	150	148	177	607
Interest expense, net	24,556	24,343	24,385	22,143	95,427
Depreciation and amortization	30,527	31,316	31,504	37,037	130,384

EBITDA	112,835	185,293	10,850	(3,762)	305,216
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	3,614	2,646	73	(2,015)	4,318
Integration related costs	1,024	2,729	2,248	4,574	10,575
Multi-employer pension plan withdrawal charge	—	—	6,000	1,000	7,000
Loss on debt extinguishment	—	—	—	2,144	2,144

Adjusted EBITDA	117,473	190,668	19,171	1,941	329,253
Add (subtract):
Provision for income taxes	(132)	(150)	(148)	(177)	(607)
Interest expense, net	(24,556)	(24,343)	(24,385)	(22,143)	(95,427)
Unrealized (non-cash) (losses) gains on changes in fair value of derivatives	(3,614)	(2,646)	(73)	2,015	(4,318)
Integration related costs	(1,024)	(2,729)	(2,248)	(4,574)	(10,575)
Multi-employer pension plan withdrawal charge	—	—	(6,000)	(1,000)	(7,000)
Compensation cost recognized under Restricted Unit Plans	1,240	1,173	840	635	3,888
Gain on disposal of property, plant and equipment, net	(2,267)	(323)	(301)	(652)	(3,543)
Changes in working capital and other assets and liabilities	(25,583)	(89,224)	79,649	37,793	2,635

Net cash provided by operating activities	$61,537	$72,426	$66,505	$13,838	$214,306

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Fiscal 2012
Net income (loss)	$23,232	$49,573	$(9,323)	$(62,844)	$638
Add:
Provision for (benefit from) income taxes	220	(380)	100	197	137
Interest expense, net	6,838	6,425	6,479	18,891	38,633
Depreciation and amortization	7,785	7,649	8,472	23,128	47,034

EBITDA	38,075	63,267	5,728	(20,628)	86,442
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	1,048	—	(8,218)	2,521	(4,649)
Acquisition-related costs	—	—	5,950	11,966	17,916
Loss on legal settlement	—	—	—	4,500	4,500
Loss on debt extinguishment	—	507	—	1,742	2,249
Loss on asset disposal	—	2,078	—	—	2,078

Adjusted EBITDA	39,123	65,852	3,460	101	108,536
Add (subtract):
(Provision for) benefit from income taxes	(220)	380	(100)	(197)	(137)
Interest expense, net	(6,838)	(6,425)	(6,479)	(18,891)	(38,633)
Unrealized (non-cash) (losses) gains on changes in fair value of derivatives	(1,048)	—	8,218	(2,521)	4,649
Acquisition-related costs	—	—	(5,950)	(11,966)	(17,916)
Loss on legal settlement	—	—	—	(4,500)	(4,500)
Compensation cost recognized under
Restricted Unit Plans	1,203	1,147	911	798	4,059
Gain on disposal of property, plant and equipment, net	(32)	(179)	(35)	(481)	(727)
Changes in working capital and other assets and liabilities	(57,511)	(18,404)	56,177	75,380	55,642

Net cash (used in) provided by operating activities	$(25,323)	$42,371	$56,202	$37,723	$110,973

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Before filing this Annual Report, the Partnership completed an evaluation under the supervision and with the participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of September 28, 2013. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective at the reasonable assurance level as of September 28, 2013.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 28, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting is included below.

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

The Partnership’s management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of September 28, 2013. In making this assessment, the Partnership used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Partnership’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Partnership’s assessment, as described above, management has concluded that, as of September 28, 2013, the Partnership’s internal control over financial reporting was effective.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, issued an attestation report dated November 27, 2013 on the effectiveness of our internal control over financial reporting, which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND PARTNERSHIP GOVERNANCE

Partnership Management

Our Partnership Agreement provides that all management powers over our business and affairs are exclusively vested in our Board of Supervisors and, subject to the direction of the Board of Supervisors, our officers. No Unitholder has any management power over our business and affairs or actual or apparent authority to enter into contracts on behalf of or otherwise to bind us. Under the current Partnership Agreement, members of our Board of Supervisors are elected by the Unitholders for three-year terms. All six of our current Supervisors who were serving in such capacity at the beginning of our 2013 Fiscal Year were elected to their current three-year terms at the Tri-Annual Meeting of our Unitholders convened on May 1, 2012 and then reconvened on May 14, 2012.

At its regular meeting on November 13, 2012, our Board of Supervisors, pursuant to authority granted to the Board under the Partnership Agreement, increased the size of the Board from six (6) Supervisors to eight (8) Supervisors. At the same meeting and again pursuant to authority granted to the Board under the Partnership Agreement, the Board elected Messrs. Lawrence C. Caldwell and Matthew J. Chanin to fill the two vacancies on the Board created by the increase in size of the Board, effective immediately. Messrs. Caldwell and Chanin were each elected for a term due to expire at the next Tri-Annual Meeting of our Unitholders, currently scheduled for Spring 2015. At that meeting, Messrs. Caldwell and Chanin were also named to the Audit and Compensation Committees.

Seven Supervisors, who are not officers or employees of the Partnership or its subsidiaries, now serve on the Audit Committee with authority to review, at the request of the Board of Supervisors, specific matters as to which the Board of Supervisors believes there may be a conflict of interest, or which may be required to be disclosed pursuant to Item 404(a) of Regulation S-K adopted by the SEC, in order to determine if the resolution or course of action in respect of such conflict proposed by the Board of Supervisors is fair and reasonable to us. Under the Partnership Agreement, any matter that receives the “Special Approval” of the Audit Committee (i.e., approval by a majority of the members of the Audit Committee) is conclusively deemed to be fair and reasonable to us, is deemed approved by all of our partners and shall not constitute a breach of the Partnership Agreement or any duty stated or implied by law or equity as long as the material facts known to the party having the potential conflict of interest regarding that matter were disclosed to the Audit Committee at the time it gave Special Approval. The Audit Committee also assists the Board of Supervisors in fulfilling its oversight responsibilities relating to (i) integrity of the Partnership’s financial statements and internal control over financial reporting; (ii) the Partnership’s compliance with applicable laws, regulations and its code of conduct; (iii) independence and qualifications of the independent registered public accounting firm; (iv) performance of the internal audit function and the independent registered public accounting firm; and (v) accounting complaints.

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

Mr. Logan, Chairman of the Board, presides at the regularly scheduled executive sessions of the non-management Supervisors, all of whom are independent, held as part of the meetings of the Audit Committee. Investors and other parties interested in communicating directly with the non-management Supervisors as a group may do so by writing to the Non-Management Members of the Board of Supervisors, c/o Company Secretary, Suburban Propane Partners, L.P., P.O. Box 206, Whippany, New Jersey 07981-0206

Board of Supervisors and Executive Officers of the Partnership

The following table sets forth certain information with respect to the members of the Board of Supervisors and our executive officers as of November 27, 2013. Officers are appointed by the Board of Supervisors for one-year terms and Supervisors are elected by the Unitholders for three-year terms.

Name	Age	Position With the Partnership
Michael J. Dunn, Jr.	64	President and Chief Executive Officer; Member of the Board of Supervisors
Michael A. Stivala	44	Chief Financial Officer
Michael M. Keating	60	Senior Vice President – Administration
A. Davin D’Ambrosio	49	Vice President and Treasurer
Paul Abel	60	Vice President, General Counsel and Secretary
Steven C. Boyd	49	Vice President – Field Operations
Douglas T. Brinkworth	52	Vice President – Product Supply
Michael Kuglin	43	Vice President and Chief Accounting Officer
Neil Scanlon	48	Vice President – Information Services
Mark Wienberg	51	Vice President – Operational Support and Analysis
Sandra N. Zwickel	47	Vice President – Human Resources
Harold R. Logan, Jr.	69	Member of the Board of Supervisors (Chairman)
John Hoyt Stookey	83	Member of the Board of Supervisors (Chairman of the Compensation Committee)
Dudley C. Mecum	78	Member of the Board of Supervisors
John D. Collins	75	Member of the Board of Supervisors (Chairman of the Audit Committee)
Jane Swift	48	Member of the Board of Supervisors
Lawrence C. Caldwell	67	Member of the Board of Supervisors
Matthew J. Chanin	59	Member of the Board of Supervisors

On November 14, 2013, we announced that, pursuant to a succession plan developed by Mr. Dunn and our Board of Supervisors, Mr. Dunn will relinquish the role of President on March 31, 2014, and will retire as our Chief Executive Officer effective September 27, 2014, the last day of our 2014 fiscal year. Simultaneously, we announced that Mr. Stivala will assume the role of our President on April 1, 2014.

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

Mr. Dunn’s qualifications to sit on our Board include his more than 15 years of experience in the propane industry, including as our President for the past 8 years and Chief Executive Officer for the past 4 years, which day to day leadership roles have provided him with intimate knowledge of our operations.

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

Ms. Zwickel has served as our Vice President – Human Resources since November 2013. Prior to that, she was our Assistant Vice President – Human Resources since April 2011 and earlier held several roles in the Partnership’s Legal Department (including Assistant General Counsel from October 2009 to April 2011 and Counsel from October 2002 to October 2009), where she was responsible for, among other things, providing legal counsel on employment issues. Ms. Zwickel joined the Partnership in June 1999 after eight years in the private practice of law.

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

Mr. Stookey has served as a Supervisor since March 1996. He was Chairman of the Board of Supervisors from March 1996 through January 2007. From 1986 until September 1993, he was the Chairman, President and Chief Executive Officer of Quantum. He served as non-executive Chairman and a Director of Quantum from its acquisition by Hanson plc in September 1993 until October 1995, at which time he retired. Since then, Mr. Stookey has served as a trustee of a number of non-profit organizations, including founding and serving as non-executive Chairman of Per Scholas Inc. (a non-profit organization dedicated to training inner city individuals to become computer and software technicians), The Berkshire Choral Festival and Landmark Volunteers and also serves on the Board of Directors of The Clark Foundation and The Robert Sterling Clark Foundation and as a Life Trustee of the Boston Symphony Orchestra.

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

Mr. Mecum’s qualifications to sit on our Board include his 20 years in public accounting, rising to the level of Vice Chairman of KPMG LLP, a public accounting firm, his service as Assistant Secretary of the Army for Installations and Logistics and his 15 years of service overseeing or managing various companies. Mr. Mecum has over 20 years of service as a director of various publicly-owned companies, including, until 2007, Citigroup, Inc.

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

Ms. Swift has served as a Supervisor since April 2007. She is currently the CEO of Middlebury Interactive Languages, LLC, a marketer of world language products. From 2010 through July 2011, Ms. Swift served as Senior Vice President of ConnectEDU Inc., a private education technology company. In 2007, she founded WNP Consulting, LLC, a provider of expert advice and guidance to early stage education companies. From 2003 to 2006 she was a General Partner at Arcadia Partners, a venture capital firm focused on the education industry. She has previously served on the boards of K12, Inc. and Animated Speech Company and currently serves on the boards of Sally Ride Science Inc. and several not-for-profit boards, including the National Alliance for Public Charter Schools and The Young Writers Project. Prior to joining Arcadia, Ms. Swift served for 15 years in Massachusetts state government, becoming Massachusetts’ first woman governor in 2001.

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

Mr. Caldwell’s qualifications to sit on our Board include over 40 years of successful investing in and managing of a broad range of public and private businesses in a number of different industries. This experience has encompassed both turnaround situations, and the building of companies through internal growth and acquisitions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Supervisors, executive officers and holders of ten percent or more of our Common Units to file initial reports of ownership and reports of changes in ownership of our Common Units with the SEC. Supervisors, executive officers and ten percent Unitholders are required to furnish the Partnership with copies of all Section 16(a) forms that they file. Based on a review of these filings, we believe that all such filings were timely made during Fiscal Year 2013, except that Matthew J. Chanin filed one Form 4 late with respect to one purchase transaction due to the late transmission of the necessary information by his broker.

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

During fiscal 2013, the Compensation Committee independently retained Towers Watson, a compensation consultant, to assist the Compensation Committee in its review and development of a new performance metric under our Long-Term Incentive Plan.

NYSE Annual CEO Certification

The NYSE requires the Chief Executive Officer of each listed company to submit a certification indicating that the company is not in violation of the Corporate Governance listing standards of the NYSE on an annual basis. Mr. Dunn submits his Annual CEO Certification to the NYSE each December. In December 2012, Mr. Dunn submitted his Annual CEO Certification to the NYSE without qualification.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis explains our executive compensation philosophy, policies and practices with respect to the following executive officers of Suburban, which we refer to as the “named executive officers”: Mr. Dunn, our President and Chief Executive Officer; Mr. Stivala, our Chief Financial Officer; and the other three most highly compensated executive officers: Mr. Boyd, our Vice President of Field Operations; Mr. Wienberg, our Vice President of Operational Support and Analysis and Mr. Brinkworth, our Vice President of Product Supply.

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

The principal components of the compensation we provide to our named executive officers are as follows:

•	Base salary;

•	Cash incentives paid under a performance-based annual bonus plan;

•	Long-Term Incentive Plan awards; and

•	Awards of restricted units under the Restricted Unit Plans.

We align the short-term and long-term interests of our executive officers with the short-term and long-term interests of our Unitholders by:

•	Providing our executive officers with an annual incentive target that encourages them to achieve or exceed targeted financial results and operating performance for the fiscal year;

•	Providing a long-term incentive plan that encourages our executive officers to implement activities and practices conducive to sustainable, profitable growth; and

•	Providing our executive officers with restricted units in order to encourage the retention of the participating executive officers, while simultaneously encouraging behaviors conducive to the long-term appreciation of our Common Units.

Establishing Executive Compensation

The Compensation Committee, which we hereafter refer to as the “Committee,” is responsible for overseeing our executive compensation program. In accordance with its charter, available on our website at www.suburbanpropane.com, the Committee ensures that the compensation packages provided to our executive officers are designed in accordance with our compensation philosophy. The Committee reviews and approves the compensation packages of our managing directors, assistant vice presidents, vice presidents, senior vice presidents, and our named executive officers.

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

The benchmarking data provided to the Committee for fiscal year 2013 was derived from the Mercer Human Resource Consulting, Inc. (“Mercer”) Benchmark Database containing information obtained from surveys of over 2,543 organizations and approximately 209 positions which may or may not include similarly-sized national propane marketers. The use of the Mercer database provides a broad base of compensation benchmarking information for companies of a similar size to Suburban. The benchmarking information used by the Committee consisted of organizations included in the Mercer database that report median annual revenues of between $1.1 billion and $4.2 billion per year.

In making their decisions regarding executive compensation packages for the coming fiscal year, the members of the Committee review the total cash compensation opportunities that were provided to our executive officers during the just completed fiscal year. Each executive officer’s “total cash compensation opportunity” consists of base salary, an annual cash bonus, and Long-Term Incentive Plan awards. The Committee then compares each executive officer’s total cash compensation opportunity to the total mean cash compensation opportunity for the parallel position in the Mercer database. By focusing on each executive officer’s total cash compensation opportunity as a whole, instead of on single components of compensation such as base salary, when it met on November 13, 2012, the Committee created fiscal 2013 compensation packages for our executive officers that emphasized the performance-based components of compensation.

The Committee does not base its benchmarking solely on a peer group of other propane marketers, as the Committee believes that the proximity of Suburban’s headquarters to New York City and the need to realistically compete for skilled executives in an environment shared by numerous other enterprises that seek similarly skilled employees requires a broader review of the market. The Committee chooses not to base its benchmarking on the compensation practices of other propane marketers due to the fact that the other, similarly-sized propane marketers compete for executives in vastly different economic environments.

As previously reported, at their fiscal 2012 Tri-Annual Meeting, our Unitholders overwhelmingly approved the advisory “Say-on-Pay” resolution required by Section 14A of the Exchange Act. As a result, the Committee determined that no major revisions of its practices are required; however, the Committee has, and will continue to, periodically evaluate its compensation practices for possible improvement.

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

Suburban’s sole use of the Mercer database was to provide the Committee with benchmarking data. Therefore, prior to the November 13, 2012 Committee meeting, neither our President and Chief Executive Officer nor our Senior Vice President of Administration met with representatives from Mercer. The information provided by Mercer was derived from a proprietary database maintained by Mercer and, as such, there was no formal consultancy role played by them.

Among other duties, the Committee has overall responsibility for:

•	Reviewing and approving compensation of our President and Chief Executive Officer, Chief Financial Officer and our other executive officers;

•	Reporting to the Board of Supervisors any and all decisions regarding compensation changes for our President and Chief Executive Officer, Chief Financial Officer and our other executive officers;

•	Evaluating and approving our annual cash bonus plan, long-term incentive plan, and grants under our Restricted Unit Plans, as well as all other executive compensation policies and programs;

•	Administering and interpreting the compensation plans that constitute each component of our executive officers’ compensation packages; and

•	Engaging consultants, when appropriate, to provide independent, third-party advice on executive officer-related compensation.

Allocation Among Components

Under our compensation structure, the mix of base salary, cash bonus and long-term compensation provided to each executive officer varies depending on his or her position. The base salary for each executive officer is the only fixed component of compensation. All other cash compensation, including annual cash bonuses and long-term incentive compensation, is variable in nature as it is dependent upon achievement of certain performance measures. The following table summarizes the components as percentages of each named executive officer’s total cash compensation opportunity in fiscal 2013 (as determined at the Committee’s November 13, 2012 meeting).

		Cash	Long-Term
	Base Salary	Bonus Target	Incentive
Michael J. Dunn, Jr.	40%	40%	20%
Michael A. Stivala	45%	36%	19%
Steven C. Boyd	45%	36%	19%
Mark Wienberg	45%	36%	19%
Douglas T. Brinkworth	45%	36%	19%

In allocating compensation among these components, we believe that the compensation of our senior-most levels of management—the levels of management having the greatest ability to influence our performance—should be at least 50% performance-based, while lower levels of management should receive a greater portion of their compensation in base salary. Additionally, our short-term and long-term incentive plans are pay-for-performance compensation plans that do not provide for minimum payments.

Internal Pay Equity

In determining the different compensation packages for each of our named executive officers, the Committee takes into consideration a number of factors, including the level of responsibility and influence that each named executive officer has over the affairs of Suburban, individual performance and years of experience in his current position. The relative importance assigned to each of these factors by the Committee may differ from executive to executive. The Committee will also consider the existing level of equity ownership of each of our named executive officers when granting awards under our Restricted Unit Plans (see below for a description of these plans). As a result, different weights may be given to different components of compensation among each of our named executive officers. In addition, as discussed in the section above titled “Allocation Among Components,” the compensation packages that we provide to our senior-most levels of management are, at a minimum, 50% performance-based. In order to align the interests of senior management with the interests of our Unitholders, we consider it requisite to accentuate the performance-based elements of the compensation packages that we provide to these individuals.

Base Salary

Base salaries for the named executive officers and all of our other executive officers, are reviewed and approved annually by the Committee. In order to determine base salary increases, the Committee’s practice is to compare each executive officer’s base salary with the corresponding mean salary provided in the Mercer database. The Committee usually determines base salary adjustments, which may be higher or lower than the comparative data, following an assessment of our overall results as well as each executive officer’s position, performance and scope of responsibility, while at the same time considering each executive officer’s previous total cash compensation opportunities. In accordance with this process and the philosophy described above, and in consideration of the increased responsibilities assumed by our named executive officers as a result of the Inergy Propane Acquisition, at its meeting on November 13, 2012, the Committee made the following adjustments to the base salaries of our named executive officers for fiscal 2013:

Name	Fiscal 2013 Base Salary	Fiscal 2012 Base Salary
Michael J. Dunn, Jr.	$495,000	$475,000
Michael A. Stivala	$300,000	$275,000
Steven C. Boyd	$290,000	$270,000
Mark Wienberg	$280,000	$250,000
Douglas T. Brinkworth	$270,000	$245,000

In the event of a promotion, a significant increase in an executive officer’s responsibilities, or a new hire, it is the Committee’s practice to review that executive officer’s base salary at that time and take such action as the Committee deems warranted. At its meeting on November 13, 2013, the Committee did not adjust the base salaries of our named executive officers for fiscal 2014.

The total base salary paid to each named executive officer in fiscal 2013, fiscal 2012 and fiscal 2011 is reported in the column titled “Salary” in the Summary Compensation Table below.

Annual Cash Bonus Plan

Annual cash bonuses (which fall within the Securities and Exchange Commission’s definition of “Non-Equity Incentive Plan Compensation” for the purposes of the Summary Compensation Table and otherwise) are earned by our executive officers in accordance with the objective performance provisions of our annual cash bonus plan.

The terms of our annual cash bonus plan provide for cash payments of a specified percentage (which, in fiscal 2013, ranged from 80% to 100%) of our named executive officers’ annual base salaries (“target cash bonus”) if, for the fiscal year, actual cash bonus plan EBITDA equals Suburban’s budgeted EBITDA. For purposes of calculating cash bonus plan EBITDA, the Committee customarily adjusts both budgeted and actual EBITDA (as defined in Item 6 in this annual report on Form 10-K) for various items considered to be non-recurring in nature; including, but not limited to, unrealized (non-cash) gains or losses on changes in the fair value of derivative instruments; acquisition-related costs; integration-related costs; multiemployer pension plan withdrawal charges; pension settlement charges; and losses on debt extinguishment. Under the annual cash bonus plan, our executive officers have the opportunity to earn between 60% and 120% of their target cash bonuses, depending upon Suburban’s EBITDA performance in the fiscal year; no bonuses are earned if actual cash bonus plan EBITDA is less than 90% of budgeted cash bonus plan EBITDA, and cash bonuses cannot exceed 120% of the target cash bonus even if actual cash bonus plan EBITDA is more than 120% of budgeted cash bonus plan EBITDA.

Although our annual cash bonus plan is generally administered using the formula described above, the Committee may exercise its broad discretionary powers to decrease or increase the annual cash bonus paid to a particular executive officer, upon the recommendation of our President and Chief Executive Officer, or the executive officers as a group, when the Committee recognizes that an adjustment is warranted. During fiscal 2013, fiscal 2012 and fiscal 2011, no such discretionary adjustments were made to the annual cash bonuses earned by our executives.

For fiscal 2013, our budgeted cash bonus plan EBITDA was $365 million (“Budgeted EBITDA”). Our actual cash bonus plan EBITDA was such that each of our executive officers earned 60% of his or her target cash bonus. The following table provides the fiscal 2013 budgeted cash bonus plan EBITDA targets that were established at the November 13, 2012 Committee meeting:

Hypothetical Fiscal 2013 Cash Bonus Plan EBITDA Results (in Millions)	Hypothetical Fiscal 2013 Cash Bonus Plan EBITDA Expressed as a Percentage of Budgeted Cash Bonus Plan EBITDA	Target Bonus Percentage that would have been Earned if Actual Cash Bonus Plan EBITDA Equaled the Figure in the First Column
$438.0	120%	120%
$401.5	110%	110%
$365.0 (1)	100%	100%
$346.8	95%	90%
$328.5	90%	60%

(1)	Budgeted cash bonus plan EBITDA for fiscal 2013.

The fiscal 2013 target cash bonus percentages and target cash bonuses established for each named executive officer and the actual cash bonuses earned by each of them during fiscal 2013 are summarized as follows:

Name	2013 Target Cash Bonus as a % of Base Salary	2013 Target Cash Bonus	2013 Actual Cash Bonus Earned at 60%
Michael J. Dunn, Jr.	100%	$495,000	$297,000
Michael A. Stivala	80%	$240,000	$144,000
Steven C. Boyd	80%	$232,000	$139,200
Mark Wienberg	80%	$224,000	$134,400
Douglas T. Brinkworth	80%	$216,000	$129,600

For purposes of establishing the cash bonus targets for fiscal 2013, the Committee reviewed and approved our fiscal 2013 budgeted cash bonus plan EBITDA at its November 13, 2012 meeting. The budgeted cash bonus plan EBITDA is developed annually using a bottom-up process factoring in reasonable growth targets from the prior year’s performance, while at the same time attempting to reach a balance between a target that is reasonably achievable, yet not assured. As described above, executive officers have the opportunity to earn between 60% and 120% of their target cash bonuses. Over the past three years, our actual cash bonus plan EBITDA was such that each of our executive officers earned 60%, 0% and 60% of their respective target cash bonus for fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

The named executive officers’ target cash bonus percentages and target cash bonuses for fiscal 2014 are the same as those for fiscal 2013. Actual payments for fiscal 2014 under the annual cash bonus plan will depend upon the percentage of the budgeted cash bonus plan EBITDA for fiscal 2014 that is eventually achieved. The budgeted cash bonus plan EBITDA for fiscal 2014 was established using the same bottom-up process described above.

The bonuses earned under the annual cash bonus plan for fiscal 2013 and 2011 by each of our named executive officers are reported in the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below.

Long-Term Incentive Plans

While the annual cash bonus plan is a pay-for-performance plan that focuses on our short-term financial goals, the Long-Term Incentive Plans (which we collectively refer to as the “LTIP”) are structured as a LTIP unit plan that has been designed to motivate our executive officers to focus on our long-term financial goals. Unvested awards are granted at the beginning of each fiscal year as a Committee-approved percentage of each executive officer’s salary. Cash payouts, if any, are earned and paid at the end of a three-year measurement period, depending on performance.

The LTIP is designed to:

•	Align a portion of our executive officers’ compensation opportunities with the long-term goals of our Unitholders;

•	Provide long-term compensation opportunities consistent with market practice;

•	Reward long-term value creation; and

•	Provide a retention incentive for our executive officers and other key employees.

LTIP History

At the beginning of fiscal 2003, the Committee adopted the 2003 Long-Term Incentive Plan (the “2003 LTIP”) as a principal component of our executive compensation program. At its meeting on November 9, 2011, the Committee adopted the 2013 Long-Term Incentive Plan (the “2013 LTIP”) as a replacement for the 2003 Long-Term Incentive Plan, which expired on September 30, 2012. The 2013 LTIP became effective on October 1, 2012; its provisions were essentially identical to the provisions of the 2003 LTIP. At its meeting on August 6, 2013, the Committee adopted the 2014 Long-Term Incentive Plan (the “2014 LTIP”) as a replacement for the 2013 LTIP. The provisions of the 2014 LTIP govern all LTIP awards granted subsequent to fiscal 2013.

Calculation of LTIP Units

In accordance with the 2003, 2013, and 2014 LTIP documents, at the beginning of each three-fiscal year measurement period, each executive officer’s number of unvested LTIP unit awards is calculated by dividing a predetermined percentage (52% for awards made prior to fiscal 2014 and 50% for all subsequent awards), established by the Committee, of the executive officer’s target cash bonus by the average of the closing prices of our Common Units for the twenty days preceding the beginning of the first fiscal year in the measurement period.

The following are the numbers of the unvested LTIP units granted to our named executive officers during fiscal 2013 and fiscal 2012 that will be used to calculate cash payments at the end of each award’s respective three-year measurement period (i.e., at the end of fiscal 2015 for the fiscal 2013 award and at the end of fiscal 2014 for the fiscal 2012 award):

	Fiscal	Fiscal
	2013 Award	2012 Award
Michael J. Dunn, Jr.	6,559	5,258
Michael A. Stivala	3,180	2,435
Steven C. Boyd	3,074	2,391
Mark Wienberg	2,968	2,214
Douglas T. Brinkworth	2,862	2,169

At its meeting on November 13, 2013, the Committee approved the grant of the following number of unvested LTIP unit awards under the LTIP for the fiscal 2014 award cycle that commenced at the beginning of fiscal 2014 and will conclude at the end of fiscal 2016 that will be used to calculate cash payments at the end of this award’s three-year measurement period (i.e., at the end of fiscal 2016).

Fiscal
2014 Award
Michael J. Dunn, Jr.	5,404
Michael A. Stivala	2,620
Steven C. Boyd	2,533
Mark Wienberg	2,445
Douglas T. Brinkworth	2,358

Performance Metrics

The primary difference between the 2003/2013 LTIPs and the 2014 LTIP is the performance metric used to determine whether cash payouts have been earned by the participants at the end of an LTIP award cycle’s three-year measurement period.

Awards made prior to fiscal 2014 under the 2003 and 2013 LTIPs measure the market performance of our Common Units on the basis of total return to our Unitholders, which we refer to as “TRU,” during a three-year measurement period commencing on the first day of the fiscal year in which an unvested award was granted and compares our TRU to the TRU of each of the other members of a predetermined peer group, consisting solely of other master limited partnerships, approved by the Committee.

The members of the peer groups selected by the Committee for the fiscal 2013, fiscal 2012 and fiscal 2011 awards consist entirely of publicly-traded partnerships. The Committee decided upon these peer groups because all publicly-traded partnerships have similar tax attributes and can, as a result, distribute more cash than similarly-sized corporations generating similar revenues. At its November 13, 2012 meeting, the Committee approved modifications to the peer group in response to significant changes in the capital structure of several members of the previous peer group, including that of Suburban as a result of the Inergy Propane Acquisition. In choosing this new peer group, the Committee particularly considered the market capitalization and relative similarities in capital structure between the peer group members and Suburban.

The following tables list, in alphabetical order, the names and ticker symbols of the peer group used to measure our performance during the three-year measurement periods for the fiscal 2013, 2012 and fiscal 2011 awards under the LTIP:

Fiscal 2012 and Fiscal 2011 Awards Peer Group

Peer Group Member Name	Ticker Symbol

AmeriGas Partners, L.P.	APU
Copano Energy, LLC(1)	CPNO
Dorchester Minerals, L.P.	DMLP
Enbridge Energy Partners, L.P.	EEP
Energy Transfer Partners, L.P.	ETP
Ferrellgas Partners, L.P.	FGP
Global Partners, L.P.	GLP
Inergy, L.P. (2)	NRGY
MarkWest Energy Partners, L.P.	MWE
Plains All American Pipeline, L.P.	PAA
Sunoco Logistics Partners, L.P.	SXL

Fiscal 2013 Award Peer Group
Peer Group Member Name	Ticker Symbol

Atlas Pipeline Partners, L.P.	APL
AmeriGas Partners, L.P.	APU
BreitBurn Energy Partners, L.P.	BBEP
Copano Energy, LLC (1)	CPNO
Enbridge Energy Partners, L.P.	EEP
Ferrellgas Partners, L.P.	FGP
Genesis Energy, L.P.	GEL
Global Partners L.P.	GLP
Inergy Midstream, L.P. (2)	NRGM
MarkWest Energy Partners, L.P.	MWE
TC Pipelines, L.P.	TCP

(1)	Copano Energy, LLC was acquired by Kinder Morgan Energy Partners, L.P. on May 1, 2013. For purposes of measuring relative TRU for the fiscal 2011 award, we used Copano’s final closing price, prior to the consummation of the acquisition by Kinder Morgan, in place of an end-of-year twenty-day average. For purposes of measuring relative TRU for the fiscal 2013 and fiscal 2012 awards, as a result of this event, we have reduced the peer groups of those awards by one member.

(2)	Inergy Midstream, L.P. merged with Crestwood Midstream Partners LP on October 7, 2013. The combined partnership is named Crestwood Midstream Partners LP and trades under ticker CMLP on the New York Stock Exchange. In addition, Inergy, L.P., the owner of CMLP’s general partner, has been renamed Crestwood Equity Partners, LP. The NYSE ticker symbol was changed from NRGY to CEQP. For purposes of measuring the fiscal 2013 and 2012 awards, as a result of this event, we have reduced the peer groups of those awards by one member.

The three-year measurement period of the fiscal 2011 award ended simultaneously with the conclusion of fiscal 2013. The TRU for the fiscal 2011 award fell within the lowest quartile; therefore, the participants, including our named executive officers, did not earn cash payouts relative to this award.

Subsequent to the Committee’s meeting on November 13, 2012, the Committee reconsidered the use of TRU as the performance metric for purposes of the LTIP. As a result, the Committee engaged the services of Towers Watson to review the LTIP’s measurement criteria. At the Committee’s July 24, 2013 meeting, Towers Watson presented the Committee with a recommendation to replace TRU with a performance metric that measures our average distribution coverage ratio over a three-year measurement period.

The Committee’s decision to replace the 2013 LTIP with the 2014 LTIP was based on its determination that an incentive structure focused on the level of distributable cash flow over a three-year measurement period, which supports the sustainability of the cash distributions to Unitholders and future growth in distributions, is a more meaningful indicator of the Partnership’s performance than comparative TRU, and also better aligns management’s interests with those of the Unitholders.

As a result of the Committee’s adoption of the 2014 LTIP, the earning of payments under the 2014 LTIP will be determined based on the level our distribution coverage ratio over a three-year measurement period. This ratio will be calculated by dividing our average distributable cash flow generated during an outstanding award’s three-year measurement period by a baseline cash flow set on the initial grant date of the award.

The average distributable cash flow is the average of the distributable cash flow for each of the three years in a particular award’s three-year measurement period. For purposes of this plan’s performance metric, distributable cash flow is equal to adjusted EBITDA for a particular fiscal year less capital expenditures, cash interest expense, and the provision for income taxes for the same fiscal year. For LTIP purposes, “adjusted EBITDA” is identical to cash bonus plan EBITDA. The average distributable cash flow will be adjusted by the sum of the annual differences between the per-Common Unit annualized distribution rate at the beginning of the three-year measurement period and the actual per-Common Unit distributions paid during each of the three years in an award’s three-year measurement period. Baseline cash flow is calculated by multiplying the total number of Common Units outstanding at the beginning of the three-year measurement period by the then per Common Unit annualized distribution rate.

Cash Payments

For awards granted under the 2003 and 2013 LTIP plan documents (i.e., the fiscal 2013, the fiscal 2012, and the fiscal 2011 awards), at the end of the three-year measurement period, depending on the quartile ranking within which our TRU falls relative to the other members of the peer group, our executive officers, as well as the other participants, all of whom are key employees, will receive a cash payout equal to:

•	The quantity of the participant’s LTIP units multiplied by the average of the closing prices of our Common Units for the twenty days preceding the conclusion of the three-year measurement period;

•	The quantity of the participant’s LTIP units multiplied by the sum of the distributions that would have inured to one of our outstanding Common Units during the three-year measurement period; and

•	The sum of the products of the two preceding calculations multiplied by: zero if our performance falls within the lowest quartile of the peer group; 50% if our performance falls within the second lowest quartile; 100% if our performance falls within the second highest quartile; and 125% if our performance falls within the top quartile.

For awards granted under the 2014 plan document (the first of which will be the fiscal 2014 award, payable, if at all, at the end of fiscal 2016), at the end of the three-year measurement period, depending on the distribution coverage ratio for that three-year measurement period, our executive officers, as well as the other participants, all of whom are key employees, will receive cash payouts equal to:

•	The quantity of the participant’s LTIP units multiplied by the average of the closing prices of our Common Units for the twenty days preceding the conclusion of the three-year measurement period;

•	The quantity of the participant’s LTIP units multiplied by the sum of the distributions that would have inured to one of our outstanding Common Units during the three-year measurement period; and

•	The sum of the products of the two preceding calculations multiplied by the applicable percentage corresponding to the distribution coverage ratio illustrated in the following table:

Distribution Coverage Ratio	% of Unvested LTIP Units That Will Vest
Less than 1.00	00.0%
1.00 (Threshold Performance)	50.0%
1.01	52.5%
1.02	55.0%
1.03	57.5%
1.04	60.0%
1.05	62.5%
1.06	65.0%
1.07	67.5%
1.08	70.0%
1.09	72.5%
1.10	75.0%
1.11	77.5%
1.12	80.0%
1.13	82.5%
1.14	85.0%
1.15	87.5%
1.16	90.0%
1.17	92.5%
1.18	95.0%
1.19	97.5%
1.20 (Target Performance)	100.0%
1.21	101.7%
1.22	103.3%
1.23	105.0%
1.24	106.7%
1.25	108.4%
1.26	110.0%
1.27	111.7%
1.28	113.4%
1.29	115.0%
1.30	116.7%
1.31	118.4%
1.32	120.0%
1.33	121.7%
1.34	123.4%
1.35	125.1%
1.36	126.7%
1.37	128.4%
1.38	130.1%
1.39	131.7%
1.40	133.4%
1.41	135.1%
1.42	136.7%
1.43	138.4%
1.44	140.1%
1.45	141.8%
1.46	143.4%
1.47	145.1%
1.48	146.8%
1.49	148.4%
1.50 and Higher (Maximum Performance)	150.0%

Retirement Provision

A retirement-eligible participant’s outstanding awards under the LTIP will vest as of the retirement-eligible date, but will remain subject to the same three-year measurement period for purposes of determining the eventual cash payout, if any, at the conclusion of the measurement period.

The grant date values based on the probable outcomes of the awards under the LTIP granted during fiscal 2013, fiscal 2012 and fiscal 2011 are reported in the column titled “Unit Awards” in the Summary Compensation Table below.

Restricted Unit Plans

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

At our July 22, 2009 Tri-Annual Meeting, our Unitholders approved our adoption of the 2009 Restricted Unit Plan effective August 1, 2009. Upon adoption, this plan authorized the issuance of 1,200,000 Common Units to our executive officers, managers and other employees and to the members of our Board of Supervisors. The provisions of both restricted unit plans are substantially identical. At the conclusion of fiscal 2013, there remained 668,860 restricted units available under the RUP for future awards.

When the Committee authorizes an award of restricted units, the unvested units underlying an award do not provide the grantee with voting rights and do not receive distributions or accrue rights to distributions during the vesting period. Restricted unit awards granted prior to August 6, 2013 normally vest as follows: 25% on each of the third and fourth anniversaries of the grant date and the remaining 50% on the fifth anniversary of the grant date. At its August 6, 2013 meeting, the Committee amended the Partnership’s 2009 Restricted Unit Plan to revise the normative vesting schedule of awards granted thereafter to 33.33% on each of the first three anniversaries of the award grant date. The Committee retained the ability to deviate, at its discretion, from the normal vesting schedule with respect to particular restricted unit awards. The Committee amended the plan to make its vesting schedule comparable to those of similar plans offered by other companies. Unvested awards are subject to forfeiture in certain circumstances as defined in the applicable RUP document. Upon vesting, restricted units are automatically converted into our Common Units, with full voting rights and rights to receive distributions.

The RUP contains a retirement provision that provides for the vesting (six months and one day after the retirement date of qualifying participants) of unvested awards held by a retiring participant who meets all three of the following conditions on his or her retirement date:

•	The unvested award has been held by the grantee for at least six months;

•	The grantee is age 55 or older; and

•	The grantee has worked for us or one of our predecessors for at least 10 years.

All RUP awards are approved by the Committee. Because individual circumstances differ, the Committee has not adopted a formulaic approach to making RUP awards. Although the reasons for granting an award can vary, the objective of granting an award to a recipient is to retain the services of the recipient over the vesting period while, at the same time providing the type of motivation that further aligns the long-term interests of the recipient with the long-term interests of our Unitholders. The reasons for which the Committee grants RUP awards include, but are not limited to, the following:

•	To attract skilled and capable candidates to fill vacant positions;

•	To retain the services of an employee;

•	To provide an adequate compensation package to accompany an internal promotion; and

•	To reward outstanding performance.

In determining the quantity of restricted units to grant to executive officers and other key employees, the Committee considers, without limitation:

•	The executive officer’s or key employee’s scope of responsibility, performance and contribution to meeting our objectives;

•	The total cash compensation opportunity provided to the executive officer or key employee for whom the award is being considered;

•	The value of similar equity awards to executive officers of similarly sized enterprises; and

•	The current value of a similar quantity of outstanding Common Units.

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

During fiscal 2013, the Committee determined grants of RUP awards to the named executive officers would further align the interests of management with the interests of our Unitholders and approved the following grants to the named executive officers:

Grant Name	Date	Quantity
Michael A. Stivala	November 15, 2012	8,432
Steven C. Boyd	November 15, 2012	8,432
Mark Wienberg	November 15, 2012	8,432
Douglas T. Brinkworth	November 15, 2012	8,432

In determining the fiscal 2013 awards for Mr. Stivala, Mr. Boyd, Mr. Wienberg and Mr. Brinkworth, the Committee relied upon information provided by the Mercer database to conclude that these awards were necessary to remediate shortfalls perceived by the Committee in the cash compensation opportunities of these named executive officers, as well as in recognition of their individual achievements. The Committee also took into consideration the increased responsibilities assumed by each of these named executive officers as a result of the Inergy Propane Acquisition. No award was granted to our Chief Executive Officer at the Committee’s meeting of November 13, 2012 because of the remaining unvested RUP awards that had been previously granted in connection with the execution of the letter agreement with Mr. Dunn. See section entitled “Letter Agreement of Mr. Dunn” below.

The aggregate grant date fair values of RUP awards made during fiscal 2013, fiscal 2012 and fiscal 2011, computed in accordance with accounting principles generally accepted in the United States of America are reported in the column titled “Unit Awards” in the Summary Compensation Table below.

For fiscal 2014, at its meeting on November 13, 2013, the Committee granted the following RUP awards to our named executive officers:

Grant Name	Date	Quantity
Michael A. Stivala	November 15, 2013	5,302
Steven C. Boyd	November 15, 2013	5,302
Mark Wienberg	November 15, 2013	5,302
Douglas T. Brinkworth	November 15, 2013	5,302

No award was granted to our Chief Executive Officer at this meeting because of the level of remaining unvested RUP awards that were previously granted in connection with the execution of the letter agreement with Mr. Dunn. See section entitled “Letter Agreement of Mr. Dunn” below.

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

As of the January 2, 2013 measurement date, all of our executive officers, including our named executive officers, were in compliance with Suburban’s Equity Holding Policy.

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

Each of our named executive officers, with the exception of Mr. Stivala and Mr. Wienberg, participates in the plan. The changes in the actuarial value relative to each named executive officer’s participation in the plan during fiscal 2013, fiscal 2012 and fiscal 2011 are reported in the column titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table below.

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

For fiscal 2013, all of our named executive officers participated in the 401(k) Plan. The benefits provided to our named executive officers under the 401(k) Plan are provided on the same basis as to our other exempt employees. Amounts deferred by our named executive officers under the 401(k) Plan during fiscal 2013, fiscal 2012 and fiscal 2011 are included in the column titled “Salary” in the Summary Compensation Table below.

In order to be competitive with other employers, if certain performance criteria are met, we will match our employee-participants’ contributions up to the lesser of 6% of their base salary or $255,000, at a rate determined based on a performance-based scale. The following chart shows the performance target criteria that must be met for each level of matching contribution:

If We Meet This Percentage of Budgeted EBITDA(1)	The Participating Employee Will Receive this Matching Contribution for the Year
115% or higher	100%
100% to 114%	50%
90% to 99%	25%
Less than 90%	0%

(1)	For purposes of the 401(k) plan, the definition of the term “budgeted EBITDA” is identical to that of “budgeted cash bonus plan EBITDA” discussed under the heading titled “Annual Cash Bonus Plan” above.

Actual cash bonus plan EBITDA, when applied to the 401(k) plan, was such that we provided participants in the 401(k) plan with a matching contribution equal to 25% of their calendar year 2013 contributions that did not exceed 6% of their total base pay, up to a maximum annual compensation limit of $255,000. The matching contributions made on behalf of our named executive officers for 2013 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

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

The costs of all such benefits incurred on behalf of our named executive officers in fiscal 2013, fiscal 2012 and fiscal 2011 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

Perquisites

Perquisites represent a minor component of our executive officers’ compensation. Each of the named executive officers is eligible for tax preparation services, a company-provided vehicle, and an annual physical. The following table summarizes both the value and the utilization of these perquisites by the named executive officers in fiscal 2013.

Name	Tax Preparation Services	Employer- Provided Vehicle	Physical
Michael J. Dunn, Jr.	$8,950	$18,897	$1,750
Michael A. Stivala	$-0-	$19,319	$1,750
Steven C. Boyd	$2,650	$7,705	$-0-
Mark Wienberg	$-0-	$13,570	$1,500
Douglas T. Brinkworth	$4,050	$11,521	$1,750

Perquisite-related costs for fiscal 2013, fiscal 2012 and fiscal 2011 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

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

Although it is Suburban’s practice to comply with the statutory and regulatory provisions of IRC Section 409A, the Suburban Propane, L.P. Severance Protection Plan for Key Employees, which we refer to as the “Severance Plan,” provides that if any payment under the Severance Plan subjects a participant to the 20% additional tax under IRC Section 409A, the payment will be grossed up to permit such participant to retain a net amount on an after-tax basis equal to what he or she would have received had the excise tax not been payable.

Letter Agreement of Mr. Dunn

Simultaneous with the commencement of fiscal 2010, Mr. Dunn’s then existing employment agreement was terminated by mutual agreement and replaced with a letter agreement governing retirement and the implementation of a mutually agreed upon succession plan. The letter agreement between Mr. Dunn and us is summarized as follows:

•	Mr. Dunn will participate in our Severance Protection Plan (see below) at the 78-week participation level.

•	If on or after the last day of fiscal 2012, Mr. Dunn retires or leaves as a result of an agreed-upon succession plan, he will receive the following if he timely provides us with a release of all claims he might have against us at the time of his departure:

•	A payment equal to two years of base salary paid over a two year period.

•	Continuation of medical and dental benefits at no premium cost to him until attainment of age 65 (Mr. Dunn was 64 at the conclusion of fiscal 2013).

•	Transfer of ownership of employer-provided vehicle to Mr. Dunn.

We also agreed that if there was a termination of Mr. Dunn’s employment in connection with a succession plan, it would be deemed a retirement for the purposes of his benefits under the employee benefit plans in which he participates. Mr. Dunn also agreed to provide us with transition consultation services for a period not to exceed two years following his departure. We also agreed that Mr. Dunn would not be deemed to have retired or terminated his employment if he simply relinquished the title and responsibilities of President but remained our Chief Executive Officer.

On November 14, 2013, we announced that, pursuant to a succession plan developed by Mr. Dunn and our Board of Supervisors, Mr. Dunn will relinquish the role of President on March 31, 2014, and will retire as our Chief Executive Officer effective September 27, 2014, the last day of our 2014 fiscal year. Accordingly, the retirement provisions of our letter agreement with Mr. Dunn will become effective on September 28, 2014, at which time Mr. Dunn will be age 65.

Also on November 14, 2013, we announced that Mr. Stivala will assume the role of our President on April 1, 2014. Mr. Stivala’s compensation in his new role has not yet been established.

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

Change of Control

Our executive officers and other key employees have built Suburban into the successful enterprise that it is today; therefore, we believe that it is important to protect them in the event of a change of control. Further, it is our belief that the interests of our Unitholders will be best served if the interests of our executive officers are aligned with them, and that providing change of control benefits should eliminate, or at least reduce, the reluctance of our executive officers to pursue potential change of control transactions that may be in the best interests of our Unitholders. Additionally, we believe that the severance benefits provided to our executive officers and to our key employees are consistent with market practice and appropriate because these benefits are an inducement to accepting employment and because the executive officers have agreed to and are subject to non-competition and non-solicitation covenants for a period following termination of employment. Therefore, our executive officers and other key employees are provided with employment protection following a change of control, which we refer to as the “Severance Protection Plan”. During fiscal 2013, our Severance Protection Plan covered all executive officers, including the named executive officers.

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

In addition, upon a change of control, without regard to whether a participant’s employment is terminated, all unvested awards granted under the RUP will vest immediately and become distributable to the participants. Also, without regard to whether a participant’s employment is terminated, all outstanding, unvested LTIP awards will vest immediately as if the three-year measurement period for each outstanding award concluded on the date the change of control occurred. Under the provisions of the LTIP document, an amount equal to the cash value of 125% of a participant’s unvested LTIP units plus a sum equal to 125% of a participant’s unvested LTIP units multiplied by an amount equal to the cumulative, per-Common Unit distribution from the beginning of an unvested award’s three-year measurement period through the date on which a change of control occurred would become payable to the participants.

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

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed with management this Compensation Discussion and Analysis. Based on its review and discussions with management, the Committee recommended to the Board of Supervisors that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for fiscal 2013.

The Compensation Committee:

John Hoyt Stookey, Chairman

Lawrence C. Caldwell

Matthew J. Chanin

John D. Collins

Harold R. Logan, Jr.

Dudley C. Mecum

Jane Swift

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation of each named executive officer during the fiscal years ended September 28, 2013, September 29, 2012, and September 24, 2011:

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Unit Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($) (5)	Total ($)
(a)	(b)	(c )	(d)	(e)	(g)	(h)	(i)	(j)
Michael J. Dunn, Jr. President and Chief Executive Officer	2013	$495,000	—	$369,124	$297,000	—	$54,619	$1,215,743
	2012	$475,000	—	$521,058	—	$22,308	$49,280	$1,067,646
	2011	$475,000	—	$729,076	$285,000	$3,764	$49,530	$1,542,370

Michael A. Stivala Chief Financial Officer	2013	$300,000	—	$376,313	$144,000	—	$42,073	$862,386
	2012	$275,000	—	$328,487		—	$36,557	$640,044
	2011	$275,000	—	$357,103	$132,000	—	$35,010	$799,113

Steven C. Boyd Vice President of Field Operations	2013	$290,000	—	$370,348	$139,200	—	$33,416	$832,964
	2012	$270,000	—	$326,310	—	$41,823	$32,763	$670,896
	2011	$270,000	—	$354,615	$129,600	$15,257	$37,095	$806,567

Mark Wienberg Vice President of Operational Support and Analysis	2013	$280,000	—	$364,382	$134,400	—	$36,055	$814,837
	2012	$250,000	—	$317,553	—	—	$32,854	$600,407
	2011	$250,000	—	$344,653	$120,000	—	$33,725	$748,378

Douglas T. Brinkworth Vice President of Product Supply	2013	$270,000	—	$358,418	$129,600	—	$40,772	$798,790
	2012	$245,000	—	$315,326	—	$24,327	$35,786	$620,439
	2011	$245,000	—	$342,155	$117,600	$10,245	$39,156	$754,156

(1)	Includes amounts deferred by named executive officers as contributions to the 401(k) Plan.

For more information on the relationship between salaries and other cash compensation (i.e., annual cash bonuses and Long-Term Incentive Plan awards), refer to the subheading titled “Allocation Among Components” in the “Compensation Discussion and Analysis” above.

(2)	The amounts reported in this column represent the aggregate grant date fair value of RUP awards made during fiscal years 2013, 2012 and 2011, as well as the value at the grant date of awards made in fiscal years 2013, 2012, and 2011 under the LTIP, based on the probable outcome with respect to satisfaction of the performance conditions. The specific details regarding these plans are provided in the preceding “Compensation Discussion and Analysis” under the subheadings “Restricted Unit Plan” and “Long-Term Incentive Plan.” The breakdown for each plan with respect to each named executive officer is as follows:

Plan Name	Mr. Dunn	Mr. Stivala	Mr. Boyd	Mr. Wienberg	Mr. Brinkworth
2013
RUP	NA	$197,351	$197,351	$197,351	$197,351
LTIP	369,124	178,962	172,997	167,031	161,067

Total	$369,124	$376,313	$370,348	$364,382	$358,418

2012
RUP	$260,900	$208,007	$208,007	$208,007	$208,007
LTIP	260,158	120,480	118,303	109,546	107,319

Total	$521,058	$328,487	$326,310	$317,553	$315,326

2011
RUP	$433,249	$220,090	$220,090	$220,090	$220,090
LTIP	295,827	137,013	134,525	124,563	122,065

Total	$729,076	$357,103	$354,615	$344,653	$342,155

(3)	The amounts reported in this column represent each named executive officer’s annual cash bonus earned in accordance with the performance measures discussed under the subheading “Annual Cash Bonus Plan” in the “Compensation Discussion and Analysis.”
(4)	Nothing is reported in this column because there was a decline in value of the participating named executive officers’ Cash Balance Plan holdings during fiscal 2013. The declines in pension values for fiscal 2013 were as follows: ($24,140), ($28,591), and ($14,743) for Messrs. Dunn, Boyd, and Brinkworth, respectively. Neither Mr. Stivala nor Mr. Wienberg participates in the Cash Balance Plan.
(5)	The amounts reported in this column consist of the following:

2013
Type of Compensation	Mr. Dunn	Mr. Stivala	Mr. Boyd	Mr. Wienberg	Mr. Brinkworth
401(k) Match	$3,825	$3,825	$3,825	$3,825	$3,825
Value of Annual Physical Examination	1,750	1,750	N/A	1,500	1,750
Value of Partnership Provided Vehicle	18,897	19,319	7,705	13,570	11,521
Tax Preparation Services	8,950	N/A	2,650	N/A	4,050
Cash Balance Plan Administrative Fees	1,500	N/A	1,500	N/A	1,500
Insurance Premiums	19,697	17,179	17,736	17,160	18,126

Totals	$54,619	$42,073	$33,416	$36,055	$40,772

2012
Type of Compensation	Mr. Dunn	Mr. Stivala	Mr. Boyd	Mr. Wienberg	Mr. Brinkworth
401(k) Match	$3,000	$3,000	$3,000	$3,000	$2,940
Value of Annual Physical Examination	N/A	1,500	N/A	1,500	N/A
Value of Partnership Provided Vehicle	17,047	15,480	7,743	11,676	10,677
Tax Preparation Services	8,400	N/A	3,150	N/A	4,050
Cash Balance Plan Administrative Fees	1,500	N/A	1,500	N/A	1,500
Insurance Premiums	19,333	16,577	17,370	16,678	16,619

Totals	$49,280	$36,557	$32,763	$32,854	$35,786

2011
Type of Compensation	Mr. Dunn	Mr. Stivala	Mr. Boyd	Mr. Wienberg	Mr. Brinkworth
401(k) Match	$3,675	$3,675	$3,675	$3,675	$3,675
Value of Annual Physical Examination	1,300	N/A	N/A	1,300	1,300
Value of Partnership Provided Vehicle	16,302	14,698	7,221	11,970	10,851
Tax Preparation Services	7,700	N/A	7,200	N/A	5,100
Cash Balance Plan Administrative Fees	1,500	N/A	1,500	N/A	1,500
Insurance Premiums	19,053	16,637	17,499	16,780	16,730

Totals	$49,530	$35,010	$37,095	$33,725	$39,156

Note: Column (f) was omitted from the Summary Compensation Table because Suburban does not grant options to its employees.

Grants of Plan Based Awards Table for Fiscal 2013

The following table sets forth certain information concerning grants of awards made to each named executive officer during the fiscal year ended September 28, 2013:

					Estimated Future Payments Under Non-Equity Incentive Plan Awards		Estimated Future Payments Under Equity Incentive Plan Awards
Name	Plan Name	Grant Date	Approval Date	LTIP Units Underlying Equity Incentive Plan Awards (LTIP) (4)	Target ($)	Maximum ($)	Target ($)	Maximum ($)	All Other stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($) (5)
(a)		(b)			(d)	(e)	(g)	(h)	(i)	(l)
Michael J. Dunn, Jr.	RUP (1)
	Bonus (2)	30 Sep 12			$495,000	$594,000
	LTIP (3)	30 Sep 12		6,559			$369,124	$461,405
Michael A. Stivala	RUP (1)	15 Nov 12	13 Nov 12						8,432	$197,351
	Bonus (2)	30 Sep 12			$240,000	$288,000
	LTIP (3)	30 Sep 12		3,180			$178,962	$223,703
Steven C. Boyd	RUP (1)	15 Nov 12	13 Nov 12						8,432	$197,351
	Bonus (2)	30 Sep 12			$232,000	$278,400
	LTIP (3)	30 Sep 12		3,074			$172,997	$216,246
Mark Wienberg	RUP (1)	15 Nov 12	13 Nov 12						8,432	$197,351
	Bonus (2)	30 Sep 12			$224,000	$268,800
	LTIP (3)	30 Sep 12		2,968			$167,031	$208,789
Douglas T. Brinkworth	RUP (1)	15 Nov 12	13 Nov 12						8,432	$197,351
	Bonus (2)	30 Sep 12			$216,000	$259,200
	LTIP (3)	30 Sep 12		2,862			$161,067	$201,334

(1)	The quantities reported on these lines represent awards granted under the Restricted Unit Plans. RUP awards granted prior to fiscal 2014 vest as follows: 25% of the award on the third anniversary of the grant date; 25% of the award on the fourth anniversary of the grant date; and 50% of the award on the fifth anniversary of the grant date, subject in each case to continued service through each such date. If a recipient has held an unvested award for at least six months; is 55 years or older; and has worked for Suburban for at least ten years, an award held by such participant will vest six months following such participant’s retirement if the participant retires prior to the conclusion of the normal vesting schedule, unless the Committee exercises its authority to alter the applicability of the plan’s retirement provisions in regard to a particular award. On September 28, 2013, Mr. Dunn was the only named executive officer who held RUP awards and, at the same time, satisfied all three retirement eligibility criteria. A discussion of the general terms of the RUP, and the facts and circumstances considered by the Committee in authorizing the fiscal 2013 awards to the named executive officers, is included in the “Compensation Discussion and Analysis” under the subheading “Restricted Unit Plan.”
(2)	Amounts reported on these lines are the targeted and maximum annual cash bonus compensation potential for each named executive officer under the annual cash bonus plan as described in the “Compensation Discussion and Analysis” under the subheading “Annual Cash Bonus Plan.” Actual amounts earned by the named executive officers for fiscal 2013 were equal to 60% of the “Target” amounts reported on this line. Column (c) (“Threshold $”) was omitted because the annual cash bonus plan does not provide for a minimum cash payment. Because these plan awards were granted to, and 60% of the “Target” awards were earned by, our named executive officers during fiscal 2013, 60% of the “Target” amounts reported under column (d) have been reported in the Summary Compensation Table above.
(3)	The LTIP is a phantom unit plan. Payments, if earned, are based on a combination of (1) the fair market value of our Common Units at the end of a three-year measurement period, which, for purposes of the plan, is the average of the closing prices for the twenty business days preceding the conclusion of the three-year measurement period, and (2) cash equal to the distributions that would have inured to the same quantity of outstanding Common Units during the same three-year measurement period. The fiscal 2013 award “Target” and “Maximum” amounts are estimates based upon (1) the fair market value (the average of the closing prices of our Common Units for the twenty business days preceding September 28, 2013) of our Common Units at the end of fiscal 2013, and (2) the estimated distributions over the course of the award’s three-year measurement period. Column (f) (“Threshold”) was omitted because the LTIP does not provide for a minimum cash payment. The “Target” amount represents a hypothetical payment at 100% of target and the “Maximum” amount represents a hypothetical payment at 125% of target. Detailed descriptions of the plan and the calculation of awards are included in the “Compensation Discussion and Analysis” under the subheading “Long-Term Incentive Plan.”
(4)	This column is frequently used when non-equity incentive plan awards are denominated in units; however, in this case, the numbers reported represent the LTIP units each named executive officer was awarded under the LTIP during fiscal 2013.
(5)	The dollar amounts reported in this column represent the aggregate fair value of the RUP awards on the grant date, net of estimated future distributions during the vesting period. The fair value shown may not be indicative of the value realized in the future upon vesting due to the variability in the trading price of our Common Units.

Note: Columns (j) and (k) were omitted from the Grants of Plan Based Awards Table because Suburban does not award options to its employees.

Outstanding Equity Awards at Fiscal Year End 2013 Table

The following table sets forth certain information concerning outstanding equity awards under our Restricted Unit Plan and LTIP unit awards under our LTIP for each named executive officer as of September 28, 2013:

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#) (6)	Market Value of Shares or Units of Stock That Have Not Vested ($) (7)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (8)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (9)
(a)	(g)	(h)	(i)	(j)
Michael J. Dunn, Jr. (1)	8,000	$370,960	11,817	$664,557
Michael A. Stivala (2)	26,484	$1,228,063	5,615	$315,779
Steven C. Boyd (3)	25,360	$1,175,943	5,465	$307,342
Mark Wienberg (4)	25,682	$1,190,874	5,182	$291,430
Douglas T. Brinkworth (5)	25,682	$1,190,874	5,031	$282,937

(1)	Mr. Dunn’s RUP awards will vest as follows:

Vesting Date	Dec 1 2014	Dec 1 2015	Dec 1 2016
Quantity of Units	2,000	2,000	4,000

(2)	Mr. Stivala’s RUP awards will vest as follows:

Vesting Date	Dec 1 2013	Dec 1 2014	Nov 15 2015	Dec 1 2015	Nov 15 2016	Dec 1 2016	Nov 15 2017
Quantity of Units	5,044	5,507	2,108	4,313	2,108	3,188	4,216

(3)	Mr. Boyd’s RUP awards will vest as follows:

Vesting Date	Dec 1 2013	Dec 1 2014	Nov 15 2015	Dec 1 2015	Nov 15 2015	Dec 1 2016	Nov 15 2017
Quantity of Units	3,920	5,507	2,108	4,313	2,108	3,188	4,216

(4)	Mr. Wienberg’s RUP awards will vest as follows:

Vesting Date	Dec 1, 2013	Dec 1, 2014	Nov 15 2015	Dec 1, 2015	Nov 15 2016	Dec 1 2016	Nov 15 2017
Quantity of Units	4,292	5,557	2,108	4,213	2,108	3,188	4,216

(5)	Mr. Brinkworth’s RUP awards will vest as follows:

Vesting Date	Dec 1, 2013	Dec 1, 2014	Nov 15 2015	Dec 1, 2015	Nov 15 2016	Dec 1 2016	Nov 15 2017
Quantity of Units	4,242	5,507	2,108	4,313	2,108	3,188	4,216

(6)	The figures reported in this column represent the total quantity of each of our named executive officer’s unvested RUP awards.
(7)	The figures reported in this column represent the figures reported in column (g) multiplied by the average of the highest and the lowest trading prices of our Common Units on September 27, 2013, the last trading day of fiscal 2013.
(8)	The amounts reported in this column represent the quantities of LTIP units that underlie the outstanding and unvested fiscal 2013 and fiscal 2012 awards under the LTIP. Payments, if earned, will be made to participants at the end of a three-year measurement period and will be based upon our total return to Common Unitholders in comparison to the total return provided by a predetermined peer group of eleven other companies, all of which are publicly-traded partnerships, to their unitholders. For more information on the LTIP, refer to the subheading “Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.”

(9)	The amounts reported in this column represent the estimated future target payouts of the fiscal 2013 and fiscal 2012 awards granted under the LTIP. These amounts were computed by multiplying the quantities of the unvested LTIP units in column (i) by the average of the closing prices of our Common Units for the twenty business days preceding September 28, 2013 (in accordance with the plan’s valuation methodology), and by adding to the product of that calculation the product of each year’s underlying LTIP units times the sum of the distributions that are estimated to inure to an outstanding Common Unit during each award’s three-year measurement period. Due to the variability in the trading prices of our Common Units, as well as our performance relative to the peer group, actual payments, if any, at the end of the three-year measurement period may differ. The following chart provides a breakdown of each year’s awards:

	Mr. Dunn	Mr. Stivala	Mr. Boyd	Mr. Wienberg	Mr. Brinkworth
Fiscal 2013 LTIP Units	6,559	3,180	3,074	2,968	2,862
Value of Fiscal 2013 LTIP Units	$300,402	$145,644	$140,789	$135,934	$131,080
Estimated Distributions over Measurement Period	$68,722	$33,318	$32,208	$31,097	$29,987

Fiscal 2012 LTIP Units	5,258	2,435	2,391	2,214	2,169
Value of Fiscal 2012 LTIP Units	$240,816	$111,523	$109,508	$101,401	$99,340
Estimated Distributions over Measurement Period	$54,617	$25,294	$24,837	$22.998	$22,530

Note: Columns (b), (c), (d), (e) and (f), all of which are for the reporting of option-related compensation, have been omitted from the Outstanding Equity Awards At Fiscal Year End Table because we do not grant options to our employees.

Equity Vested Table for Fiscal 2013

Awards under the Restricted Unit Plans are settled in Common Units upon vesting. Awards under the LTIP, a LTIP-equity plan, are settled in cash. The following two tables set forth certain information concerning the vesting of awards under our Restricted Unit Plans and the vesting of the fiscal 2011 award under our LTIP for each named executive officer during the fiscal year ended September 28, 2013:

Restricted Unit Plans	Unit Awards
	Number of Common Units	Value Realized
Name	Acquired on Vesting (#)	on Vesting ($) (1)
Michael J. Dunn, Jr.	14,765	$595,842
Michael A. Stivala	3,618	$146,004
Steven C. Boyd	3,624	$146,247
Mark Wienberg	2,080	$83,938
Douglas T. Brinkworth	3,784	$152,703

(1)	The value realized is equal to the average of the high and low trading prices of our Common Units on the vesting date, multiplied by the number of units that vested.

Long-Term Incentive Plan – Fiscal 2011 (2) Award	Cash Awards
	Number of LTIP Units	Value Realized
Name	Acquired on Vesting (#) (3)	on Vesting ($) (4)
Michael J. Dunn, Jr.	4,787	$0
Michael A. Stivala	2,217	$0
Steven C. Boyd	2,177	$0
Mark Wienberg	2,016	$0
Douglas T. Brinkworth	1,975	$0

(2)	The fiscal 2011 award’s three-year measurement period concluded on September 28, 2013.
(3)	In accordance with the formula described in the “Compensation Discussion and Analysis” under the subheading “Long-Term Incentive Plan,” these quantities were calculated at the beginning of the three-year measurement period and were, therefore, based upon each individual’s salary and target cash bonus at that time.
(4)	The value (i.e., cash payment) realized was calculated in accordance with the terms and conditions of the LTIP. For more information, refer to the subheading “Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.”

Pension Benefits Table for Fiscal 2013

The following table sets forth certain information concerning each plan that provides for payments or other benefits at, following, or in connection with retirement for each named executive officer as of the end of the fiscal year ended September 28, 2013:

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Michael J. Dunn, Jr.	Cash Balance Plan (1)	6	$247,290	$—
	LTIP (3)	N/A	$664,557	$—
	RUP (4)	N/A	$370,960	$—

Michael A. Stivala (2)	N/A	N/A	$—	$—

Steven C. Boyd	Cash Balance Plan (1)	15	$169,912	$—

Mark Wienberg (2)	N/A	N/A	$—	$—

Douglas T. Brinkworth	Cash Balance Plan (1)	6	$108,504	$—

(1)	For more information on the Cash Balance Plan, refer to the subheading “Pension Plan” in the “Compensation Discussion and Analysis.”
(2)	Because Mr. Stivala and Mr. Wienberg commenced employment with Suburban after January 1, 2000, the date on which the Cash Balance Plan was closed to new participants, they do not participate in the Cash Balance Plan.
(3)	Currently, Mr. Dunn is the only named executive officer who meets the retirement criteria of the LTIP. For such participants, upon retirement, outstanding but unvested awards under the LTIP become fully vested. However, payouts on those awards are deferred until the conclusion of each outstanding award’s three-year measurement period, based on the outcome of the TRU relative to the peer group. The number reported on this line represents a projected payout of Mr. Dunn’s outstanding fiscal 2013 and fiscal 2012 awards under the LTIP. Because the ultimate payout, if any, is predicated on the trading prices of Suburban’s Common Units at the end of the three-year measurement period, as well as where within the peer group our TRU falls, the value reported may not be indicative of the value realized in the future upon vesting due to the variability in the trading price of our Common Units.
(4)	Currently, Mr. Dunn is the only named executive officer who meets the retirement criteria of the RUP. For more information on this and the retirement provisions, refer to the subheading “Restricted Unit Plans” in the “Compensation Discussion and Analysis.” For participants who meet the retirement criteria, upon retirement, outstanding RUP awards vest six months and one day after retirement.

Potential Payments Upon Termination

The following table sets forth certain information containing potential payments to the named executive officers in accordance with the provisions of Mr. Dunn’s letter agreement, the Severance Protection Plan, the RUP and the LTIP for the circumstances listed in the table assuming a September 28, 2013 termination date. For more information on Mr. Dunn’s letter agreement, refer to the subheading “Letter Agreement of Mr. Dunn” in the “Compensation Discussion and Analysis.”

Executive Payments and Benefits Upon Termination	Death	Disability	Involuntary Termination Without Cause by Suburban or by the Executive for Good Reason without a Change of Control Event	Involuntary Termination Without Cause by Suburban or by the Executive for Good Reason with a Change of Control Event
Michael J. Dunn, Jr.
Cash Compensation (1) (2) (3) (4)	$-0-	$990,000	$990,000	$1,485,000
Accelerated Vesting of Fiscal 2013, 2012, and 2011 LTIP Awards (5)	N/A	N/A	N/A	1,118,988
Accelerated Vesting of Outstanding RUP Awards (6)	370,960	370,960	370,960	370,960
Medical Benefits (3)	N/A	16,414	16,414	N/A

Total	$370,960	$1,377,374	$1,377,374	$2,974,948

Michael A. Stivala
Cash Compensation (1) (2) (3) (4)	$-0-	$-0-	$300,000	$810,000
Accelerated Vesting of Fiscal 2013, 2012, and 2011 LTIP Awards (5)	N/A	N/A	N/A	526,985
Accelerated Vesting of Outstanding RUP Awards (6)	1,228,063	837,071	N/A	1,228,063
Medical Benefits (3)	N/A	N/A	17,179	N/A

Total	$1,228,063	$837,071	$317,179	$2,565,048

Steven C. Boyd
Cash Compensation (1) (2) (3) (4)	$-0-	$-0-	$290,000	$783,000
Accelerated Vesting of Fiscal 2013, 2012, and 2011 LTIP Awards (5)	N/A	N/A	N/A	514,473
Accelerated Vesting of Outstanding RUP Awards (6)	1,175,943	784,951	N/A	1,175,943
Medical Benefits (3)	N/A	N/A	17,736	N/A

Total	$1,175,943	$784,951	$307,736	$2,473,416

Mark Wienberg
Cash Compensation (1) (2) (3) (4)	$-0-	$-0-	$280,000	$756,000
Accelerated Vesting of Fiscal 2013, 2012, and 2011 LTIP Awards (5)	N/A	N/A	N/A	483,876
Accelerated Vesting of Outstanding RUP Awards (6)	1,190,874	799,883	N/A	1,190,874
Medical Benefits (3)	N/A	N/A	17,159	N/A

Total	$1,190,874	$799,883	$297,159	$2,430,750

Douglas T. Brinkworth
Cash Compensation (1) (2) (3) (4)	$-0-	$-0-	$270,000	$729,000
Accelerated Vesting of Fiscal 2013, 2012, and 2011 LTIP Awards (5)	N/A	N/A	N/A	471,227
Accelerated Vesting of Outstanding RUP Awards (6)	1,190,874	799,883	N/A	1,190,874
Medical Benefits (3)	N/A	N/A	18,126	N/A

Total	$1,190,874	$799,883	$288,126	$2,391,101

(1)	In the event of death, the named executive officer’s estate is entitled to a payment equal to the decedent’s earned but unpaid salary and pro-rata cash bonus.
(2)	In the event of disability, the named executive officer is entitled to a payment equal to his earned but unpaid salary and pro-rata cash bonus. Because the terms of our letter agreement with Mr. Dunn became effective on September 29, 2012, for purposes of this table it has been assumed that if Mr. Dunn became disabled on September 28, 2013, the provisions of our letter agreement would govern. For more information on Mr. Dunn’s letter agreement, refer to the subheading “Letter Agreement of Mr. Dunn” in the “Compensation Discussion and Analysis.”
(3)	Any severance benefits, unrelated to a change of control event, payable to these officers would be determined by the Committee on a case-by-case basis in accordance with prior treatment of other similarly situated executives and may, as a result, differ from this hypothetical presentation. For purposes of this table, we have assumed that each of these named executive officers would, upon termination of employment without cause or for resignation for good reason, receive accrued salary and benefits through the date of termination plus one times annual salary and continued participation, at active employee rates, in Suburban’s health insurance plans for one year. The terms of our letter agreement with Mr. Dunn became effective on September 29, 2012; therefore, Mr. Dunn’s severance benefits for a termination of employment without cause or resignation for good reason have been calculated in accordance with this agreement. For more information on Mr. Dunn’s letter agreement, refer to the subheading “Letter Agreement of Mr. Dunn” in the “Compensation Discussion and Analysis.”
(4)	In the event of a change of control followed by a termination without cause or by a resignation with good reason, each of the named executive officers will receive 78 weeks of base pay plus a sum equal to their annual target cash bonus divided by 52 and multiplied by 78 in accordance with the terms of the Severance Protection Plan. For more information on the Severance Protection Plan, refer to the subheading “Change of Control” in the “Compensation Discussion and Analysis.”
(5)	In the event of a change of control, all awards under the LTIP will vest immediately regardless of whether termination immediately follows. If a change of control event occurs, the award payments will be equal to 125% of the cash value of a participant’s unvested LTIP units plus a sum equal to 125% of a participant’s unvested LTIP units multiplied by an amount equal to the cumulative, per-Common Unit distribution from the beginning of an unvested award’s three-year measurement period through the date on which the change of control occurred. If a change of control event occurred on September 28, 2013, the fiscal 2013, fiscal 2012, and fiscal 2011 awards would have been subject to this treatment. For more information, refer to the subheading “Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.”

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

(6)	Effective November 13, 2012, the Committee amended the RUP document to provide for the vesting of unvested awards held by a participant at the time of his or her death. If a recipient of a RUP award becomes permanently disabled, only those awards that have been held for at least one year on the date that the employee’s employment is terminated as a result of his or her permanent disability will immediately vest; all awards held by the recipient for less than one year will be forfeited by the recipient. Because Mr. Stivala, Mr. Boyd, Mr. Wienberg and Mr. Brinkworth each received a RUP award during fiscal 2013, if any or all of the five named executive officers had become permanently disabled on September 28, 2013, the following quantities of unvested restricted units would have vested: Dunn, 8,000; Stivala, 18,052; Boyd, 16,928; Wienberg, 17,250; and Brinkworth, 17,250. The following quantities would have been forfeited: Stivala, 8,432; Boyd, 8,432; Wienberg, 8,432; and Brinkworth, 8,432. Because Mr. Dunn did not receive a RUP award during 2013, all of his unvested awards are subject to the plan’s retirement provisions.

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

SUPERVISORS’ COMPENSATION

The following table sets forth the compensation of the non-employee members of the Board of Supervisors of Suburban during fiscal 2013.

Supervisor	Fees Earned or Paid in Cash ($) (1)	Unit Awards ($) (2)	Total ($)
Harold R. Logan, Jr.	115,000	140,430	255,430
Lawrence C. Caldwell	85,000	140,791	225,791
Matthew J. Chanin	85,000	140,791	225,791
John D. Collins	85,000	140,430	225,430
Dudley C. Mecum	85,000	140,430	225,430
John Hoyt Stookey	85,000	140,430	225,430
Jane Swift	85,000	140,430	225,430

(1)	This includes amounts earned for fiscal 2013, including quarterly retainer installments for the fourth quarter of 2013 that were paid in November 2013. Does not include amounts paid in fiscal 2013 for fiscal 2012 quarterly retainer installments.
(2)	During fiscal 2013, Messrs. Logan, Collins, Mecum, Stookey, and Ms. Swift each received an award of 6,000 unvested restricted units. Messrs. Caldwell and Chanin each received award of 6,023 unvested restricted units. As of September 28, 2013, Messrs. Logan, Collins, Mecum, Stookey, and Ms. Swift each held awards of 8,700 unvested restricted units and Messrs. Caldwell and Chanin each held awards of 6,023 unvested restricted units.

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

Fees and Benefit Plans for Non-Employee Supervisors

Annual Cash Retainer Fees. As the Chairman of the Board of Supervisors, Mr. Logan received an annual retainer of $115,000 in fiscal 2013, payable in quarterly installments of $28,750 each. Each of the other non-employee Supervisors received an annual cash retainer of $85,000 in fiscal 2013, payable in quarterly installments of $21,250 each.

Meeting Fees. The members of our Board of Supervisors receive no additional remuneration for attendance at regularly scheduled meetings of the Board or its Committees, other than reimbursement of reasonable expenses incurred in connection with such attendance.

Restricted Unit Plans. Each non-employee Supervisor participates in the Restricted Unit Plans. All awards vest in accordance with the provisions of the plan document (see “Compensation Discussion and Analysis” section titled “Restricted Unit Plans” for a description of the vesting schedule). Upon vesting, all awards are settled by issuing Common Units. At its meeting on November 13, 2012, the Committee granted Messrs. Caldwell and Chanin unvested RUP awards of 6,023 each in recognition of the commencement of their terms as Supervisors on November 13, 2012. The Committee also granted Messrs. Logan, Collins, Mecum, and Stookey and Ms. Swift additional unvested RUP awards of 6,000 each in recognition of their continued service to the Partnership. The effective date of these grants is November 15, 2012. Messrs. Logan, Mecum and Stookey are the only non-employee Supervisors who have satisfied the retirement provisions of Suburban’s Restricted Unit Plans. As of September 28, 2013, Messrs. Logan, Collins, Mecum, Stookey, and Ms. Swift each held awards of 8,700 unvested restricted units and Messrs. Caldwell and Chanin each held awards of 6,023 unvested restricted units.

Additional Supervisor Compensation. Non-employee Supervisors receive no other forms of remuneration from us. The only perquisite provided to the members of the Board of Supervisors is the ability to purchase propane at the same discounted rate that we offer propane to our employees, the value of which was less than $10,000 in fiscal 2013 for each Supervisor.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth certain information as of November 25, 2013 regarding the beneficial ownership of Common Units by (a) each person or group known to the Partnership, based upon its review of filings under Section 13(d) or (g) under the Securities Act, to own more than 5% of the outstanding Common Units; (b) each member of the Board of Supervisors; (c) each executive officer named in the Summary Compensation Table in Item 11 of this Annual Report; and (d) all members of the Board of Supervisors and executive officers as a group. Except as set forth in the notes to the table, each individual or entity has sole voting and investment power over the Common Units reported.

	Amount and Nature of	Percent
Name of Beneficial Owner	Beneficial Ownership (1)	of Class (2)
Neuberger Berman Group LLC (a)	5,836,777	9.7%
Michael J. Dunn, Jr. (b)	108,888	*
Michael A. Stivala (c)	15,044	*
Steven C. Boyd (d)	19,873	*
Mark Wienberg (e)	4,242	*
Douglas T. Brinkworth (f)	21,310	*
John Hoyt Stookey (g)	8,466	*
Harold R. Logan, Jr.(g)	11,840	*
Dudley C. Mecum (g)	18,034	*
Jane Swift (h)	900	*
John D. Collins (g)	16,346	*
Lawrence C. Caldwell (i)	15,963	*
Matthew J. Chanin (j)	5,000	*
All Members of the Board of Supervisors and Executive
Officers, as a Group (18 persons) (k)	310,059	*

(1)	With the exception of the 5,836,777 units held by Neuberger Berman Group LLC (of which the Partnership has no knowledge), the 784 units held by the General Partner (see (a) below) and the 10,092 units held by charitable organizations over which Mr. Caldwell has shared investment and voting power (see note (h) below), there is a possibility that any of the above listed units could be pledged as security. Also see note (g) below.
(2)	Based upon 60,302,682 Common Units outstanding on November 25, 2013.
*	Less than 1%.

(a)	Based upon a Schedule 13G dated June 10, 2013 filed by Neuberger Berman Group LLC and Neuberger Berman LLC, which indicates that as of May 31, 2013 they had the shared power to vote or direct the vote of 5,743,858 Common Units and the shared power to dispose or direct the disposition of 5,836,777 Common Units. The Schedule 13G indicates that Neuberger Berman Group LLC may be deemed to be a beneficial owner of these Common Units for purposes of Rule 13d-3 because certain affiliates have shared power to retain or dispose of Common Units belonging to many unrelated clients. We make no representation as to the accuracy or completeness of the information reported. The address of Neuberger Berman Group LLC is 605 Third Avenue, New York NY 10158.

(b)	Includes 784 Common Units held by the General Partner, of which Mr. Dunn is the sole member. Excludes 8,000 unvested restricted units, none of which will vest in the 60-day period following November 25, 2013.
(c)	Excludes 26,742 unvested restricted units, none of which will vest in the 60-day period following November 25, 2013.
(d)	Excludes 26,742 unvested restricted units, none of which will vest in the 60-day period following November 25, 2013.
(e)	Excludes 26,742 unvested restricted units, none of which will vest in the 60-day period following November 25, 2013.
(f)	Excludes 26,742 unvested restricted units, none of which will vest in the 60-day period following November 25, 2013.
(g)	Excludes 8,700 unvested restricted units, none of which will vest in the 60-day period following November 25, 2013.
(h)	All 900 Common Units have been pledged by Ms. Swift as security for a loan. Excludes 8,700 unvested restricted units, none of which will vest in the 60-day period following November 25, 2013.
(i)	Includes 10,092 Common Units held by charitable organizations over which Mr. Caldwell has shared investment and voting power. Excludes 6,023 unvested restricted units, none of which will vest in the 60-day period following November 25, 2013.
(j)	Excludes 6,023 unvested restricted units, none of which will vest in the 60-day period following November 25, 2013.
(k)	Inclusive of the unvested restricted units referred to in footnotes (b), (c), (d), (e), (f), (g), (h), (i) and (j) above, the reported number of units excludes 288,537 unvested restricted units, none of which will vest in the 60-day period following November 25, 2013.

Securities Authorized for Issuance Under the Restricted Unit Plans

The following table sets forth certain information, as of September 28, 2013, with respect to the Partnership’s Restricted Unit Plans, under which restricted units of the Partnership, as described in the Notes to the Consolidated Financial Statements included in this Annual Report, are authorized for issuance.

Plan Category	Number of Common Units to be issued upon vesting of restricted units (a)		Weighted- average grant date fair value per restricted unit (b)	Number of restricted units remaining available for future issuance under the Restricted Unit Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	527,627	(2)	$29.30	668,860
Equity compensation plans not approved by security holders	—		—	—

Total	527,627		$29.30	668,860

(1)	Relates to the Restricted Unit Plans.
(2)	Represents number of restricted units that, as of September 28, 2013, had been granted under the Restricted Unit Plans but had not yet vested.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The following table sets forth the aggregate fees for services related to fiscal years 2013 and 2012 provided by PricewaterhouseCoopers LLP, our independent registered public accounting firm.

	Fiscal	Fiscal
	2013	2012
Audit Fees (a)	$2,378,400	$3,633,000
Audit-Related Fees (b)	—	450,000
Tax Fees (c)	1,399,000	884,152
All Other Fees (d)	1,800	1,800

	$3,779,200	$4,968,952

(a)	Audit Fees consist of professional services rendered for the integrated audit of our annual consolidated financial statements and our internal control over financial reporting, including reviews of our quarterly financial statements, as well as the issuance of consents in connection with other filings made with the SEC.
(b)	Audit-Related Fees consist of acquisition-related due diligence services rendered in connection with the Inergy Propane Acquisition.
(c)	Tax Fees consist of fees for professional services related to tax reporting, tax compliance and transaction services assistance.
(d)	All Other Fees represent fees for the purchase of a license to an accounting research software tool.

The Audit Committee of the Board of Supervisors has adopted a formal policy concerning the approval of audit and non-audit services to be provided by the independent registered public accounting firm, PricewaterhouseCoopers LLP. The policy requires that all services PricewaterhouseCoopers LLP may provide to us, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by PricewaterhouseCoopers LLP during fiscal 2013 and fiscal 2012.

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

SUBURBAN PROPANE PARTNERS, L.P.

Date: November 27, 2013	By:	/s/ MICHAEL J. DUNN, JR.
Michael J. Dunn, Jr.
President, Chief Executive Officer and
Supervisor

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ MICHAEL J. DUNN, JR.	President, Chief Executive	November 27, 2013
	(Michael J. Dunn, Jr.)	Officer and Supervisor

By:	/s/ HAROLD R. LOGAN, JR.	Chairman and Supervisor	November 27, 2013
(Harold R. Logan, Jr.)

By:	/s/ JOHN HOYT STOOKEY	Supervisor	November 27, 2013
(John Hoyt Stookey)

By:	/s/ DUDLEY C. MECUM	Supervisor	November 27, 2013
(Dudley C. Mecum)

By:	/s/ JOHN D. COLLINS	Supervisor	November 27, 2013
(John D. Collins)

By:	/s/ JANE SWIFT	Supervisor	November 27, 2013
(Jane Swift)

By:	/s/ LAWRENCE C. CALDWELL	Supervisor	November 27, 2013
(Lawrence C. Caldwell)

By	/s/ MATTHEW J. CHANIN	Supervisor	November 27, 2013
(Matthew J. Chanin)

By:	/s/ MICHAEL A. STIVALA	Chief Financial Officer	November 27, 2013
(Michael A. Stivala)

By	/s/ MICHAEL A. KUGLIN	Vice President and	November 27, 2013
	(Michael A. Kuglin)	Chief Accounting Officer

INDEX TO EXHIBITS

The exhibits listed on this Exhibit Index are filed as part of this Annual Report. Exhibits required to be filed by Item 601 of Regulation S-K, which are not listed below, are not applicable.

Exhibit Number	Description

2.1	Contribution Agreement dated as of April 25, 2012, as amended as of June 15, 2012, July 6, 2012 and July 19, 2012, among Inergy, L.P., Inergy GP, LLC, Inergy Sales and Service, Inc. and Suburban Propane Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Partnership’s Current Reports on Form 8-K filed April 26, 2012, June 15, 2012, July 6, 2012 and July 19, 2012, respectively).

3.1	Third Amended and Restated Agreement of Limited Partnership of the Partnership dated as of October 19, 2006, as amended as of July 31, 2007. (Incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed August 2, 2007).

3.2	Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated as of October 19, 2006, as amended as of June 24, 2009. (Incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed June 30, 2009).

3.3	Amended and Restated Certificate of Limited Partnership of the Partnership dated May 26, 1999 (Incorporated by reference to Exhibit 3.2 to the Partnership’s Quarterly Report on Form 10-Q filed August 6, 2009).

3.4	Amended and Restated Certificate of Limited Partnership of the Operating Partnership dated May 26, 1999 (Incorporated by reference to Exhibit 3.3 to the Partnership’s Quarterly Report on Form 10-Q filed August 6, 2009).

4.1	Description of Common Units of the Partnership. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed October 19, 2006).

4.2	Indenture, dated as of March 23, 2010, related to the 7.375% Senior Notes due 2020, by and among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee, including the form of 7.375% Senior Notes due 2020. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed March 23, 2010).

4.3	First Supplemental Indenture, dated as of March 23, 2010, related to the 7.375% Senior Notes due 2020, by and among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K filed March 23, 2010).

4.4	Indenture, dated as of August 1, 2012, related to the 7.5% Senior Notes due 2018 and the 7.375% Senior Notes due 2021, by and among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee, including the form of 7.5% Senior Notes due 2018 and the form of 7.375% Senior Notes due 2021. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed August 2, 2012).

4.5	Support Agreement, dated as of August 1, 2012, among Inergy, L.P., the Partnership and Suburban Energy Finance Corp. (Incorporated by reference to Exhibit 4.3 to the Partnership’s Registration Statement on Form S-4 dated September 19, 2012.

10.1	Agreement between Michael J. Dunn, Jr. and the Partnership, effective as of September 27, 2009. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed November 10, 2009).

10.2	Suburban Propane Partners, L.P. 2000 Restricted Unit Plan, as amended and restated effective October 17, 2006 and as further amended on July 31, 2007, October 31, 2007, January 24, 2008, January 20, 2009, November 10, 2009 and November 13, 2012. (Incorporated by reference to Exhibit 99.1 to the Partnership’s Current Report on Form 8-K filed November 14, 2012).

10.3	Suburban Propane Partners, L.P. 2009 Restricted Unit Plan, effective August 1, 2009, as amended on November 13, 2012 and August 6, 2013. (Incorporated by reference to Exhibit 99.2 to the Partnership’s Current Report on Form 8-K filed August 7, 2013).

10.4	Suburban Propane, L.P. Severance Protection Plan, as amended on January 24, 2008, January 20, 2009 and November 10, 2009. (Incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 26, 2009).

10.5	Suburban Propane L.P. 2003 Long Term Incentive Plan, as amended on October 17, 2006 and as further amended on July 31, 2007, October 31, 2007, January 24, 2008 and January 20, 2009. (Incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008).

10.6	Suburban Propane, L.P. 2013 Long Term Incentive Plan. (Incorporated by reference to Exhibit 99.1 to the Partnership’s Current Report on Form 8-K filed November 10, 2011).

10.7	Suburban Propane, L.P. 2014 Long Term Incentive Plan. (Incorporated by reference to Exhibit 99.1 to the Partnership’s Current Report on Form 8-K filed August 7, 2013).

10.8	Amended and Restated Retirement Savings and Investment Plan of Suburban Propane effective as of January 1, 1998). (Incorporated by reference to Exhibit 10.24 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001).

10.9	Amendment No. 1 to the Retirement Savings and Investment Plan of Suburban Propane (effective January 1, 2002). (Incorporated by reference to Exhibit 10.25 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002).

10.10	Amended and Restated Credit Agreement, among the Operating Partnership, the Partnership and Bank of America, N.A., as Administrative Agent and the Lenders party thereto, dated January 5, 2012. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on January 6, 2012).

10.11	First Amendment to the Amended and Restated Credit Agreement, among the Operating Partnership, the Partnership and Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, dated August 1, 2012. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on August 2, 2012).

10.12	Propane Storage Agreement, dated September 17, 2007, between Suburban Propane, L.P. and Plains LPG Services, L.P. (Incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed September 20, 2007).

21.1	Subsidiaries of Suburban Propane Partners, L.P. (Filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith).

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

99.1	Equity Holding Policy for Supervisors and Executives of Suburban Propane Partners, L.P. (Incorporated by reference to Exhibit 99.1 to the Partnership’s Current Report on Form 8-K dated May 10, 2010).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

INDEX TO FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Supervisors and Unitholders of Suburban Propane Partners, L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners’ capital, comprehensive income and cash flows present fairly, in all material respects, the financial position of Suburban Propane Partners, L.P. and its subsidiaries at September 28, 2013 and September 29, 2012, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 28, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of September 28, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Florham Park, New Jersey

November 27, 2013

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 28,	September 29,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$107,232	$134,317
Accounts receivable, less allowance for doubtful accounts of $6,786 and $4,347, respectively	94,854	88,944
Inventories	77,623	88,176
Other current assets	13,613	26,078

Total current assets	293,322	337,515
Property, plant and equipment, net	888,232	936,228
Goodwill	1,087,429	1,087,429
Other intangible assets, net	416,771	474,618
Other assets	42,233	48,060

Total assets	$2,727,987	$2,883,850

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$52,766	$53,141
Accrued employment and benefit costs	23,559	16,514
Accrued insurance	6,650	8,591
Customer deposits and advances	107,562	124,297
Accrued interest	24,357	13,219
Other current liabilities	19,000	37,953

Total current liabilities	233,894	253,715
Long-term borrowings	1,245,237	1,422,078
Accrued insurance	51,502	45,960
Other liabilities	68,228	71,598

Total liabilities	1,598,861	1,793,351

Commitments and contingencies
Partners’ capital:
Common Unitholders 60,231 and 57,013 units issued and outstanding at September 28, 2013 and September 29, 2012, respectively)	1,176,479	1,151,606
Accumulated other comprehensive loss	(47,353)	(61,107)

Total partners’ capital	1,129,126	1,090,499

Total liabilities and partners’ capital	$2,727,987	$2,883,850

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	Year Ended
	September	September	September
	28, 2013	29, 2012	24, 2011
Revenues
Propane	$1,357,102	$843,648	$929,492
Fuel oil and refined fuels	208,957	114,288	139,572
Natural gas and electricity	79,432	67,419	84,721
All other	58,115	38,103	36,767

	1,703,606	1,063,458	1,190,552
Costs and expenses
Cost of products sold	861,905	599,059	678,719
Operating	469,496	298,772	281,329
General and administrative	64,845	59,020	51,648
Acquisition-related costs	—	17,916	—
Depreciation and amortization	130,384	47,034	35,628

	1,526,630	1,021,801	1,047,324

Operating income	176,976	41,657	143,228
Loss on debt extinguishment	(2,144)	(2,249)	—
Interest expense	(95,427)	(38,633)	(27,378)

Income before provision for income taxes	79,405	775	115,850
Provision for income taxes	607	137	884

Net income	$78,798	$638	$114,966

Income per Common Unit—basic	$1.35	$0.02	$3.24

Weighted average number of Common Units outstanding—basic	58,378	38,848	35,525

Income per Common Unit—diluted	$1.34	$0.02	$3.22

Weighted average number of Common Units outstanding—diluted	58,600	38,990	35,723

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	September	September	September
	28, 2013	29, 2012	24, 2011
Net income	$78,798	$638	$114,966
Other comprehensive income:
Net unrealized gains (losses) on cash flow hedges	584	(3,561)	(1,177)
Reclassification of realized losses on cash flow hedges into earnings	2,465	2,680	2,881
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans	10,705	(310)	(4,394)

Other comprehensive income (loss)	13,754	(1,191)	(2,690)

Total comprehensive income (loss)	$92,552	$(553)	$112,276

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	September	September	September
	28, 2013	29, 2012	24, 2011
Cash flows from operating activities:
Net income	$78,798	$638	$114,966
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	130,384	47,034	35,628
Loss on debt extinguishment	2,144	2,249	—
Other, net	(2,796)	6,424	3,316
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(5,910)	13,762	(6,247)
(Increase) decrease in inventories	10,553	8,189	(4,721)
Increase (decrease) in accounts payable	(375)	15,669	(2,134)
Increase (decrease) in accrued employment and benefit costs	7,045	(8,586)	(5,673)
Increase (decrease) in accrued insurance	3,601	(4,451)	(2,604)
Increase (decrease) in customer deposits and advances	(16,735)	18,352	(6,103)
(Increase) decrease in other current and noncurrent assets	5,436	(754)	2,470
Increase (decrease) in other current and noncurrent liabilities	2,161	12,447	3,888

Net cash provided by operating activities	214,306	110,973	132,786

Cash flows from investing activities:
Capital expenditures	(27,823)	(17,476)	(22,284)
Acquisitions of businesses, net of cash acquired	—	(223,731)	(3,195)
Proceeds from sale of property, plant and equipment	7,310	1,449	5,974
Adjustment to purchase price for Inergy Propane	5,850	—	—

Net cash (used in) investing activities	(14,663)	(239,758)	(19,505)

Cash flows from financing activities:
Repayments of long-term borrowings	(168,915)	(100,000)	—
Proceeds from long-term borrowings	—	100,000	—
Proceeds from short-term borrowings	—	225,000	—
Repayments of short-term borrowings	—	(225,000)	—
Debt issuance costs	—	(25,199)	—
Net proceeds from issuance of Common Units	143,444	259,842	—
Partnership distributions	(201,257)	(121,094)	(120,636)

Net cash (used in) provided by financing activities	(226,728)	113,549	(120,636)

Net (decrease) in cash and cash equivalents	(27,085)	(15,236)	(7,355)
Cash and cash equivalents at beginning of year	134,317	149,553	156,908

Cash and cash equivalents at end of year	$107,232	$134,317	$149,553

Supplemental disclosure of cash flow information:
Cash paid for interest	$86,583	$38,294	$24,584

Supplemental disclosure of non-cash investing and financing activities for the Inergy Propane Acquisition (see Note 3):
Issuance of long-term debt	$—	$1,075,043	$—
Issuance of equity	$—	$590,027	$—

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

	Number of Common Units	Common Unitholders	Accumulated Other Compre- hensive (Loss) Income	Total Partners’ Capital
Balance at September 25, 2010	35,318	$419,882	$(57,226)	$362,656
Net income		114,966		114,966
Net unrealized losses on cash flow hedges			(1,177)	(1,177)
Reclassification of realized losses on cash flow hedges into earnings			2,881	2,881
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans			(4,394)	(4,394)
Partnership distributions		(120,636)		(120,636)
Common Units issued under Restricted Unit Plans	111
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		3,922		3,922

Balance at September 24, 2011	35,429	$418,134	$(59,916)	$358,218

Net income		638		638
Net unrealized losses on cash flow hedges			(3,561)	(3,561)
Reclassification of realized losses on cash flow hedges into earnings			2,680	2,680
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans			(310)	(310)
Partnership distributions		(121,094)		(121,094)
Issuance of Common Units for business acquisition	14,200	590,027		590,027
Sale of Common Units under public offering, net of offering expenses	7,245	259,842		259,842
Common Units issued under Restricted Unit Plans	139
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		4,059		4,059

Balance at September 29, 2012	57,013	$1,151,606	$(61,107)	$1,090,499

Net income		78,798		78,798
Net unrealized gains on cash flow hedges			584	584
Reclassification of realized losses on cash flow hedges into earnings			2,465	2,465
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans			10,705	10,705
Partnership distributions		(201,257)		(201,257)
Sale of Common Units under public offering, net of offering expenses	3,105	143,444		143,444
Common Units issued under Restricted Unit Plans	113
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		3,888		3,888

Balance at September 28, 2013	60,231	$1,176,479	$(47,353)	$1,129,126

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

1. Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 60,230,892 Common Units outstanding at September 28, 2013. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The Partnership’s fuel oil and refined fuels, natural gas and electricity and services businesses are structured as either limited liability companies that are treated as corporations or corporate entities (collectively referred to as the “Corporate Entities”) and, as such, are subject to corporate level U.S. income tax.

Suburban Energy Finance Corp., a direct 100%-owned subsidiary of the Partnership, was formed on November 26, 2003 to serve as co-issuer, jointly and severally with the Partnership, of the Partnership’s senior notes.

On August 1, 2012 (the “Acquisition Date”), the Partnership completed the acquisition of the sole membership interest in Inergy Propane, LLC, including certain wholly-owned subsidiaries of Inergy Propane LLC, and the assets of Inergy Sales and Service, Inc. The acquired interests and assets are collectively referred to as “Inergy Propane.” As of the Acquisition Date, Inergy Propane consisted of the former retail propane assets and operations of Inergy, L.P. (“Inergy”). On the Acquisition Date, Inergy Propane and its remaining wholly-owned subsidiaries acquired became subsidiaries of the Operating Partnership, but were merged into the Operating Partnership on April 30, 2013. The results of operations of Inergy Propane are included in the Partnership’s results of operations beginning on the Acquisition Date. See Note 3.

The Partnership serves more than 1,200,000 residential, commercial, industrial and agricultural customers from approximately 750 locations in 41 states. The Partnership’s operations are concentrated in the east and west coast regions, including Alaska, and have expanded into the mid-west region of the United States as a result of the acquisition of Inergy Propane. No single customer accounted for 10% or more of the Partnership’s revenues during fiscal 2013, 2012 or 2011.

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

Fiscal Period. The Partnership uses a 52/53 week fiscal year which ends on the last Saturday in September. The Partnership’s fiscal quarters are generally 13 weeks in duration. When the Partnership’s fiscal year is 53 weeks long, the corresponding fourth quarter is 14 weeks in duration. Fiscal 2013 and fiscal 2011 included 52 weeks of operations and fiscal 2012 included 53 weeks of operations.

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

Derivative Instruments and Hedging Activities.

Commodity Price Risk. Given the retail nature of its operations, the Partnership maintains a certain level of priced physical inventory to ensure its field operations have adequate supply commensurate with the time of year. The Partnership’s strategy is to keep its physical inventory priced relatively close to market for its field operations. The Partnership enters into a combination of exchange-traded futures and option contracts and, in certain instances, over-the-counter options and swap contracts (collectively, “derivative instruments”) to hedge price risk associated with propane and fuel oil physical inventories, as well as future purchases of propane or fuel oil used in its operations and to ensure adequate supply during periods of high demand. In addition, the Partnership sells propane and fuel oil to customers at fixed prices, and enters into derivative instruments to hedge a portion of its exposure to fluctuations in commodity prices as a result of selling the fixed price contracts. Under this risk management strategy, realized gains or losses on derivative instruments will typically offset losses or gains on the physical inventory once the product is sold or delivered as it pertains to fixed price contracts. All of the Partnership’s derivative instruments are reported on the consolidated balance sheet at their fair values. In addition, in the course of normal operations, the Partnership routinely enters into contracts such as forward priced physical contracts for the purchase or sale of propane and fuel oil that qualify for and are designated as normal purchase or normal sale contracts. Such contracts are exempted from the fair value accounting requirements and are accounted for at the time product is purchased or sold under the related contract. The Partnership does not use derivative instruments for speculative trading purposes. Market risks associated with derivative instruments are monitored daily for compliance with the Partnership’s Hedging and Risk Management Policy which includes volume limits for open positions. Priced on-hand inventory is also reviewed and managed daily as to exposures to changing market prices.

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

Interest Rate Risk. A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1⁄2 of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”)). Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. The Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. The interest rate swaps have been designated as, and are accounted for as, cash flow hedges. The fair value of the interest rate swaps are determined using an income approach, whereby future settlements under the swaps are converted into a single present value, with fair value being based on the value of current market expectations about those future amounts. Changes in the fair value are recognized in OCI until the hedged item is recognized in earnings. However, due to changes in the underlying interest rate environment, the corresponding value in OCI is subject to change prior to its impact on earnings.

Valuation of Derivative Instruments. The Partnership measures the fair value of its exchange-traded options and futures contracts using quoted market prices found on the New York Mercantile Exchange (the “NYMEX”) (Level 1 inputs); the fair value of its swap contracts using quoted forward prices, and the fair value of its interest rate swaps using model-derived valuations driven by observable projected movements of the 3-month LIBOR (Level 2 inputs); and the fair value of its over-the-counter options contracts using Level 3 inputs. The Partnership’s over-the-counter options contracts are valued based on an internal option model. The inputs utilized in the model are based on publicly available information, as well as broker quotes. The significant unobservable inputs used in the fair value measurements of the Partnership’s over-the-counter options contracts are interest rate and market volatility.

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

Buildings	40 Years
Building and land improvements	20 Years
Transportation equipment	3-20 Years
Storage facilities	7-40 Years
Office equipment	5-10 Years
Tanks and cylinders	10-40 Years
Computer software	3-7 Years

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

Other Intangible Assets. Other intangible assets consist of customer relationships, tradenames, non-compete agreements and leasehold interests. Customer relationships and tradenames are amortized under the straight-line method over the estimated period for which the assets are expected to contribute to the future cash flows of the reporting entities to which they relate, ending periodically between fiscal years 2014 and 2021. Non-compete agreements are amortized under the straight-line method over the periods of the related agreements. Leasehold interests are amortized under the straight-line method over the shorter of the lease term or the useful life of the related assets, through fiscal 2025.

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

Income Taxes. As discussed in Note 1, the Partnership structure consists of two limited partnerships, the Partnership and the Operating Partnership, and the Corporate Entities. For federal income tax purposes, as well as for state income tax purposes in the majority of the states in which the Partnership operates, the earnings attributable to the Partnership and the Operating Partnership are included in the tax returns of the Common Unitholders. As a result, except for certain states that impose an income tax on partnerships, no income tax expense is reflected in the Partnership’s consolidated financial statements relating to the earnings of the Partnership and the Operating Partnership. The earnings attributable to the Corporate Entities are subject to federal and state income tax. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Common Unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership Agreement.

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

Net Income Per Unit. Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plans, as defined below, to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plans. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 222,419, 141,570 and 198,298 units for fiscal 2013, 2012 and 2011, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

Comprehensive Income. The Partnership reports comprehensive income (the total of net income and all other non-owner changes in partners’ capital) within the consolidated statement of comprehensive income. Other comprehensive income includes unrealized gains and losses on derivative instruments accounted for as cash flow hedges and reclassifications of realized losses on cash flow hedges into earnings, amortization of net actuarial losses and prior service credits into earnings and changes in the funded status of pension and other postretirement benefit plans.

Recently Issued Accounting Pronouncements.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) regarding disclosures about offsetting assets and liabilities (“ASU 2011-11”). The new guidance requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. The guidance intends to enhance disclosures by requiring information about financial instruments and derivative instruments that are either offset in accordance with other US GAAP or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether or not they are offset in the balance sheet. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, which will be the Partnership’s first quarter of its 2014 fiscal year. The Partnership is currently evaluating the impact of the new guidance on its future disclosures.

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

Pursuant to the Contribution Agreement, the Partnership agreed to issue $600,000 in new Common Units in the aggregate to Inergy and Inergy Sales (the “Equity Consideration”). In accordance with the Contribution Agreement, the number of Common Units issued to Inergy and Inergy Sales in the aggregate was determined by dividing $600,000 by the average of the high and low sales prices of the Partnership’s Common Units for the twenty consecutive trading days ending on the day prior to the execution of the Contribution Agreement, which was determined to be $43.1885, resulting in 13,892,587 Common Units.

Also pursuant to the Contribution Agreement, the Partnership and its wholly-owned subsidiary Suburban Energy Finance Corp. commenced an offer to exchange (the “Exchange Offers”) any and all of the outstanding unsecured 7% senior notes due 2018 and 6.875% senior notes due 2021 issued by Inergy and Inergy Finance Corp., which had an aggregate principal amount outstanding of $1,200,000 (collectively, the “Inergy Notes”), for a combination of $1,000,000 in aggregate principal amount of new unsecured 7.5% senior notes due 2018 and 7.375% senior notes due 2021 (collectively, the “SPH Notes”) issued by the Partnership and Suburban Energy Finance Corp. and up to $200,000 in cash to tendering noteholders (the “Exchange Offer Cash Consideration”). Pursuant to the Contribution Agreement, the Partnership was required to pay Inergy the difference, if any, between $200,000 and the actual Exchange Offer Cash Consideration paid in accordance with the terms of the Exchange Offers (such payment, the “Inergy Cash Consideration”). The Contribution Agreement provided that the Partnership would offer $65,000 in aggregate cash consent payments in connection with the Exchange Offers and that Inergy would pay $36,500 to the Partnership in cash on the Acquisition Date. The Exchange Offers expired and settled on August 1, 2012 (the “Settlement Date”). On the Settlement Date, the Partnership had received tenders and consents from holders representing approximately 98.09% of the total outstanding principal amount of the 2018 Inergy Notes, and tenders and consents from holders representing approximately 99.74% of the total outstanding principal amount of the 2021 Inergy Notes. Based on the results of the Exchange Offers, the Exchange Offer Cash Consideration due to tendering Inergy noteholders was $184,761. The Inergy Cash Consideration was satisfied by the issuance of 307,835 Common Units to Inergy and therefore, when combined with the Equity Consideration, the Partnership issued 14,200,422 Common Units in the aggregate to Inergy and Inergy Sales on August 1, 2012. Inergy distributed 14,058,418 of such Common Units to its unitholders on September 14, 2012.

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

The fair value of the purchase price for Inergy Propane as determined on the Acquisition Date was $1,890,915, consisting of: (i) $1,075,043 of newly issued senior notes (with an aggregate par value of $1,000,000) and $184,761 in cash to tendering Inergy noteholders pursuant to the Exchange Offers; (ii) $65,000 in cash paid to the Inergy noteholders for the consent payments pursuant to the consent solicitations; (iii) $590,027 of new Suburban Common Units (consisting of 14,200,422 Common Units), which were issued to Inergy and Inergy Sales, all but $5,942 (consisting of 142,004 Common Units) of which were subsequently distributed by Inergy to its unitholders; reduced by (iv) $23,916 of cash received from Inergy pursuant to the Contribution Agreement (the cash consideration from Inergy includes the $36,500 discussed above and is net of amounts owed to Inergy by the Partnership at the Acquisition Date). The fair value of the newly issued senior notes was determined using Level 2 inputs and the fair value of the equity issued to Inergy and Inergy Sales was determined using Level 1 inputs.

During the third quarter of fiscal 2013, the Partnership finalized the third party valuations of the Acquisition Date fair value of certain assets acquired in the Inergy Propane Acquisition, principally property, plant and equipment, and intangible assets. The consolidated balance sheets as of September 28, 2013 and September 29, 2012 reflect the final allocation of the purchase price to the assets acquired and liabilities assumed in this business combination.

The table provides the final purchase price allocation:

Assets acquired:
Cash and cash equivalents	$7,964
Accounts receivable	36,076
Inventories	30,457
Other current assets	2,067

Current assets acquired	76,564
Property, plant & equipment	617,854
Customer relationships (estimated useful life of 9 years)	445,500
Non-compete agreements (estimated useful life of 6 years)	23,059
Other intangible assets (estimated useful life of 4 years)	1,983
Goodwill	809,778
Other assets	2,151

Total assets acquired	$1,976,889

Liabilities assumed:
Accounts payable	$16
Accrued employment and benefit costs	2,149
Customer deposits and advances	48,469
Other current liabilities	18,613
Other noncurrent liabilities	16,727

Total liabilities assumed	85,974

Total	$1,890,915

The final purchase price allocation resulted in the following adjustments to the provisional fair value estimates: property, plant and equipment decreased $33,302, intangible assets (principally customer relationships) increased $39,583, other current assets decreased $765 and other noncurrent liabilities increased $646. The net effect of these adjustments resulted in a $4,870 decrease to goodwill as of the Acquisition Date. As a result, results of operations for fiscal 2012 have been revised for a $205 decrease to depreciation expense and a $1,449 increase to amortization expense.

The following presents unaudited pro forma combined financial information as if the Inergy Propane Acquisition had occurred on September 26, 2010, the first day of the Partnership’s 2011 fiscal year, as adjusted for the final purchase price allocation. The unaudited pro forma combined financial information was prepared under the assumption that the net proceeds from the issuance of the 6,300,000 Common Units on August 14, 2012 were used to fund the portion of the Inergy Propane Acquisition that was originally financed through the 364-Day Facility (which was repaid two weeks after the Acquisition Date). As a result, the Common Units were assumed to have been issued on September 26, 2010, and, in turn, the pro forma results for the fiscal year ended September 29, 2012 do not include any interest costs associated with the 364-Day Facility.

	Year Ended
	September 29,	September 24,
	2012	2011
Revenues	$1,842,698	$2,242,876
Net income	$12,824	$116,287
Income per common unit
Basic	$0.23	$2.08
Diluted	$0.23	$2.07

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

The following summarizes the quarterly distributions per Common Unit declared and paid in respect of each of the quarters in the three fiscal years in the period ended September 28, 2013:

	Fiscal	Fiscal	Fiscal
	2013	2012	2011
First Quarter	$0.8750	$0.8525	$0.8525
Second Quarter	0.8750	0.8525	0.8525
Third Quarter	0.8750	0.8525	0.8525
Fourth Quarter	0.8750	0.8525	0.8525

5. Selected Balance Sheet Information

Inventories consist of the following:

	As of
	September 28,	September 29,
	2013	2012
Propane, fuel oil and refined fuels and natural gas	$75,885	$83,543
Appliances	1,738	4,633

	$77,623	$88,176

The Partnership enters into contracts for the supply of propane, fuel oil and natural gas. Such contracts generally have a term of one year subject to annual renewal, with purchase quantities specified at the time of order and costs based on market prices at the date of delivery.

Property, plant and equipment consist of the following:

	As of
	September 28,	September 29,
	2013	2012
Land and improvements	$207,516	$195,803
Buildings and improvements	104,137	114,960
Transportation equipment	71,815	70,058
Storage facilities	113,571	115,905
Equipment, primarily tanks and cylinders	830,282	814,342
Computer systems	49,049	48,320
Construction in progress	4,472	4,043

	1,380,842	1,363,431
Less: accumulated depreciation	(492,610)	(427,203)

	$888,232	$936,228

Depreciation expense for fiscal 2013, 2012 and 2011 amounted to $72,353, $35,032 and $32,368, respectively.

6. Goodwill and Other Intangible Assets

The Partnership’s fiscal 2013 and fiscal 2012 annual goodwill impairment review resulted in no adjustments to the carrying amount of goodwill.

The changes in carrying value of goodwill assigned to the Partnership’s operating segments are as follows:

	Propane	Fuel oil and refined fuels	Natural gas and electricity	Total
Balance as of September 29, 2012
Goodwill	$1,075,091	$10,900	$7,900	$1,093,891
Accumulated adjustments	—	(6,462)	—	(6,462)

	$1,075,091	$4,438	$7,900	$1,087,429

Balance as of September 28, 2013
Goodwill	$1,075,091	$10,900	$7,900	$1,093,891
Accumulated adjustments	—	(6,462)	—	(6,462)

	$1,075,091	$4,438	$7,900	$1,087,429

Other intangible assets consist of the following:

	As of
	September 28,	September 29,
	2013	2012
Customer relationships	$466,959	$466,959
Non-compete agreements	26,815	26,815
Tradenames	3,482	3,482
Other	1,967	1,967

	499,223	499,223

Less: accumulated amortization
Customer relationships	(71,382)	(20,105)
Non-compete agreements	(8,138)	(2,305)
Tradenames	(2,040)	(1,394)
Other	(892)	(801)

	(82,452)	(24,605)

	$416,771	$474,618

Aggregate amortization expense related to other intangible assets for fiscal 2013, 2012 and 2011 was $58,031, $12,002 and $3,260, respectively. Aggregate amortization expense for each of the five succeeding fiscal years related to other intangible assets held as of September 28, 2013 is as follows: 2014—$57,480; 2015—$56,767; 2016—$53,971; 2017—$52,686 and 2018—$52,236.

7. Income Taxes

For federal income tax purposes, as well as for state income tax purposes in the majority of the states in which the Partnership operates, the earnings attributable to the Partnership and the Operating Partnership are not subject to income tax at the partnership level. With the exception of those states that impose an entity-level income tax on partnerships, the taxable income or loss attributable to the Partnership and to the Operating Partnership, which may vary substantially from the income (loss) before income taxes reported by the Partnership in the consolidated statement of operations, are includable in the federal and state income tax returns of the Common Unitholders. The aggregate difference in the basis of the Partnership’s net assets for financial and tax reporting purposes cannot be readily determined as the Partnership does not have access to each Common Unitholder’s basis in the Partnership.

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

The income tax provision of all the legal entities included in the Partnership’s consolidated statement of operations, which is composed primarily of state income taxes in the few states that impose taxes on partnerships and minimum state income taxes on the Corporate Entities, consists of the following:

	Year Ended
	September 28,	September 29,	September 24,
	2013	2012	2011
Current
Federal	$26	$18	$135
State and local	581	119	749

	607	137	884
Deferred	—	—	—

	$607	$137	$884

The provision for income taxes differs from income taxes computed at the United States federal statutory rate as a result of the following:

	Year Ended
	September 28,	September 29,	September 24,
	2013	2012	2011
Income tax provision at federal statutory tax rate	$27,792	$271	$40,548
Impact of Partnership income not subject to federal income taxes	(35,187)	(4,564)	(39,952)
Permanent differences	71	244	239
Transfer of assets to Corporate Entities	—	8,181	—
Change in valuation allowance	9,771	(3,567)	(454)
State income taxes	(1,135)	339	492
Other	(705)	(767)	11

Provision for income taxes—current and deferred	$607	$137	$884

The components of net deferred taxes and the related valuation allowance using currently enacted tax rates are as follows:

	As of
	September 28,	September 29,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$46,356	$37,255
Allowance for doubtful accounts	878	652
Inventory	525	563
Intangible assets	577	927
Deferred revenue	2,188	2,631
Derivative instruments	109	71
AMT credit carryforward	1,086	1,086
Other accruals	2,062	1,926

Total deferred tax assets	53,781	45,111

Deferred tax liabilities:
Property, plant and equipment	7,375	8,476

Total deferred tax liabilities	7,375	8,476

Net deferred tax assets	46,406	36,635
Valuation allowance	(46,406)	(36,635)

Net deferred tax assets	$—	$—

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

8. Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	September 28,	September 29,
	2013	2012
7.5% senior notes, due October 1, 2018, including unamortized premium of $28,614 and $33,366, respectively	$525,171	$529,923
7.375% senior notes, due March 15, 2020, net of unamortized discount of $1,400 and $1,615, respectively	248,600	248,385
7.375% senior notes, due August 1, 2021, including unamortized premium of $25,286 and $40,327, respectively	371,466	543,770
Revolving Credit Facility, due January 5, 2017	100,000	100,000

	$1,245,237	$1,422,078

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

On December 19, 2012, the Partnership completed an offer to exchange its existing unregistered 7.5% senior notes due 2018 and 7.375% senior notes due 2021 (the “Old Notes”) for an equal principal amount of 7.5% senior notes due 2018 and 7.375% senior notes due 2021 (the “Exchange Notes”), respectively, that have been registered under the Securities Act of 1933, as amended. The terms of the Exchange Notes are identical in all material respects (including principal, interest rate, maturity and redemption rights) to the Old Notes for which they were exchanged, except that the Exchange Notes generally will not be subject to transfer restrictions.

On August 2, 2013, the Partnership repurchased, pursuant to an optional redemption, $133,400 of its 2021 Senior Notes using net proceeds from the May 2013 public offering and net proceeds from the underwriters’ exercise of their over-allotment option to purchase additional Common Units. In addition, on August 6, 2013, the Partnership repurchased $23,863 of 2021 Senior Notes in a private transaction using cash on hand. In connection with these repurchases, which totaled $157,263 in aggregate principal amount, the Partnership recognized a loss on the extinguishment of debt of $2,144 consisting of $11,759 for the repurchase premium and related fees, as well as the write-off of $2,064 and ($11,678) in unamortized debt origination costs and unamortized premium, respectively.

2020 Senior Notes

On March 23, 2010, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $250,000 in aggregate principal amount of 7.375% senior notes due March 15, 2020 (the “2020 Senior Notes”). The 2020 Senior Notes were issued at 99.136% of the principal amount and require semi-annual interest payments in March and September.

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

Credit Agreement

The Operating Partnership has a credit agreement, as amended on January 5, 2012 and August 1, 2012 (the “Amended Credit Agreement”) that provides for a five-year $400,000 revolving credit facility (the “Revolving Credit Facility”), of which $100,000 was outstanding as of September 28, 2013 and September 29, 2012. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

The amendment to the Amended Credit Agreement on August 1, 2012 also amended certain restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, as well as certain financial covenants, including (a) requiring the Partnership’s consolidated interest coverage ratio, as defined in the amendment, to be not less than 2.0 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined in the amendment, of the Partnership from being greater than 7.0 to 1.0 as of the end of any fiscal quarter. The minimum consolidated interest coverage ratio increases over time, and commencing with the third quarter of fiscal 2014, such minimum ratio will be 2.5 to 1.0. The maximum consolidated leverage ratio decreases over time, as well as upon the occurrence of certain events (such as the issuance of Common Units where the net proceeds from the issuance exceed certain thresholds). Commencing with the second quarter of fiscal 2013, such maximum ratio will be 4.75 to 1.0 (or 5.0 to 1.0 during an acquisition period as defined in the amendment) as a result of the issuance of Common Units in August 2012. As of September 28, 2013 the minimum consolidated interest coverage ratio and maximum consolidated leverage ratio was 2.25 to 1.0 and 4.75 to 1.0, respectively.

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

Borrowings under the Revolving Credit Facility of the Amended Credit Agreement bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1⁄2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of September 28, 2013, the interest rate for the Revolving Credit Facility was approximately 2.8%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.

In connection with the previous revolving credit facility, the Operating Partnership entered into an interest rate swap agreement with a notional amount of $100,000, an effective date of March 31, 2010 and termination date of June 25, 2013. Under the interest rate swap agreement, the Operating Partnership paid a fixed interest rate of 3.12% to the issuing lender on the notional principal amount outstanding, effectively fixing the LIBOR portion of the interest rate at 3.12%. In return, the issuing lender paid to the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The interest rate swap was designated as a cash flow hedge. In connection with the Amended Credit Agreement, the Operating Partnership entered into a forward starting interest rate swap agreement with a notional amount of $100,000, an effective date of June 25, 2013 and a termination date of January 5, 2017. Under this forward starting interest rate swap agreement, the Operating Partnership will pay a fixed interest rate of 1.63% to the issuing lender on the notional principal amount outstanding, and the issuing lender will pay the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The forward starting interest rate swap has been designated as a cash flow hedge.

As of September 28, 2013, the Partnership had standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $46,742 which expire periodically through April 3, 2014. Therefore, as of September 28, 2013 the Partnership had available borrowing capacity of $253,258 under the Revolving Credit Facility.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of September 28, 2013.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, long-term borrowings are capitalized within other assets and amortized on a straight-line basis over the term of the respective debt agreements. During fiscal 2013, the Partnership recognized charges of $2,064 to write-off unamortized debt origination costs associated with the repurchase of its 2021 Senior Notes. During fiscal 2012, the Partnership capitalized $14,885 and $10,314 for costs incurred in connection with issuance of new senior notes and the amendments to the Amended Credit Agreement, respectively. The Partnership recognized charges of $2,249 to write-off unamortized debt origination costs associated with the amendments to the Amended Credit Agreement on January 5, 2012 and the repayment of borrowings under the 364-Day Facility. Other assets at September 28, 2013 and September 29, 2012 include debt origination costs with a net carrying amount of $21,254 and $28,076, respectively.

The aggregate amounts of long-term debt maturities subsequent to September 28, 2013 are as follows: fiscal 2014 through fiscal 2016: $-0-; fiscal 2017: $100,000; fiscal 2018: $496,557; and thereafter: $596,180.

9. Unit-Based Compensation Arrangements

As described in Note 2, the Partnership recognizes compensation cost over the respective service period for employee services received in exchange for an award of equity, or equity-based compensation, based on the grant date fair value of the award. The Partnership measures liability awards under an equity-based payment arrangement based on re-measurement of the award’s fair value at the conclusion of each interim and annual reporting period until the date of settlement, taking into consideration the probability that the performance conditions will be satisfied.

Restricted Unit Plans. In fiscal 2000 and fiscal 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan and 2009 Restricted Unit Plan (collectively, the “Restricted Unit Plans”), respectively, which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership. The total number of Common Units authorized for issuance under the Restricted Unit Plans was 1,902,122 as of September 28, 2013. Unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, restricted units issued under the Restricted Unit Plans vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the grant date. In accordance with an August 6, 2013 amendment to the Restricted Unit Plans, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, all restricted unit awards granted after the date of the amendment will vest 33.33% on each of the first three anniversaries of the award grant date. The Restricted Unit Plans participants are not eligible to receive quarterly distributions on, or vote, their respective restricted units until vested. Restricted units cannot be sold or transferred prior to vesting. The value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period. Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plans. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

The following is a summary of activity in the Restricted Unit Plans:

		Weighted Average
		Grant Date Fair
	Units	Value Per Unit
Outstanding September 25, 2010	481,267	$29.67
Granted	136,241	39.54
Forfeited	(21,290)	(33.05)
Issued	(110,795)	(27.82)

Outstanding September 24, 2011	485,423	32.71
Granted	108,674	32.60
Forfeited	(12,225)	(30.78)
Issued	(139,021)	(33.14)

Outstanding September 29, 2012	442,851	32.68
Granted	200,933	23.42
Forfeited	(3,497)	(32.15)
Issued	(112,660)	(32.01)

Outstanding September 28, 2013	527,627	$29.30

As of September 28, 2013, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $6,141. Compensation cost associated with the unvested awards is expected to be recognized over a weighted-average period of 1.8 years. Compensation expense for the Restricted Unit Plans for fiscal 2013, 2012 and 2011 was $3,888, $4,059 and $3,922, respectively.

Long-Term Incentive Plans. The Partnership has a non-qualified, unfunded long-term incentive plan for officers and key employees (the “LTIP”) which provides for payment, in the form of cash, for an award of equity-based compensation at the end of a three-year performance period. The level of compensation earned under the LTIP in effect on September 28, 2013 (“Existing LTIP”) is based on the market performance of the Partnership’s Common Units on the basis of total return to Unitholders (“TRU”) compared to the TRU of a predetermined peer group comprised of other publicly traded partnerships (master limited partnerships), as approved by the Compensation Committee of the Partnership’s Board of Supervisors, over the same three-year performance period. Compensation expense, which includes adjustments to previously recognized compensation expense for current period changes in the fair value of unvested awards, for fiscal 2013, 2012 and 2011 was $1,439, ($340) and $1,504, respectively. The cash payouts in fiscal 2013, 2012 and 2011, which related to the fiscal 2010, 2009 and 2008 awards, were $-0-, $3,336 and $2,697, respectively.

On August 6, 2013, the Compensation Committee of the Partnership’s Board of Supervisors adopted the 2014 Long-Term Incentive Plan of the Partnership (“2014 LTIP”) as a replacement for Existing LTIP. The 2014 LTIP became effective October 1, 2013. The major difference between the 2014 LTIP and the Existing LTIP is the performance measures utilized to determine the amount of awards earned under the plan, if any. The 2014 LTIP will measure the average distribution coverage ratio during a three-year measurement period commencing on the first day of the fiscal year in which an unvested award is granted under the plan. The average distribution coverage ratio is calculated as the Partnership’s average distributable cash flow for each of the three years in the measurement period, subject to certain adjustments as set forth in the 2014 LTIP, divided by the amount of annualized cash distributions to be paid by the Partnership, based on the annualized cash distribution rate at the beginning of the measurement period. As with the Existing LTIP, unvested awards under the 2014 LTIP will be granted at the beginning of each fiscal year as a Compensation Committee-approved percentage of each executive officer’s or other key employee’s salary, and cash payouts, if any, will be earned and paid at the end of the three-year measurement period.

10. Employee Benefit Plans

Defined Contribution Plan. The Partnership has an employee Retirement Savings and Investment Plan (the “401(k) Plan”) covering most employees. Employer matching contributions relating to the 401(k) Plan are a percentage of the participating employees’ elective contributions. The percentage of the Partnership’s contributions are based on a sliding scale depending on the Partnership’s achievement of annual performance targets. These contributions totaled $1,915, $1,359 and $1,201 for fiscal 2013, 2012 and 2011, respectively.

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

Contributions, as needed, are made to a trust maintained by the Partnership. Contributions to the defined benefit pension plan are made by the Partnership in accordance with the Employee Retirement Income Security Act of 1974 minimum funding standards plus additional amounts made at the discretion of the Partnership, which may be determined from time to time. There were no minimum funding requirements for the defined benefit pension plan for fiscal 2013, 2012 or 2011. During the last decade, cash balance plans came under increased scrutiny which resulted in litigation pertaining to the cash balance feature and the Internal Revenue Service (“IRS”) issued additional regulations governing these types of plans. In fiscal 2010, the IRS completed its review of the Partnership’s defined benefit pension plan and issued a favorable determination letter pertaining to the cash balance formula. However, there can be no assurances that future legislative developments will not have an adverse effect on the Partnership’s results of operations or cash flows.

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

The Partnership recognizes the funded status of pension and other postretirement benefit plans as an asset or liability on the balance sheet and recognizes changes in the funded status in other comprehensive income (loss) in the year the changes occur. The Partnership uses the date of its consolidated financial statements as the measurement date of plan assets and obligations.

Projected Benefit Obligation, Fair Value of Plan Assets and Funded Status. The following tables provide a reconciliation of the changes in the benefit obligations and the fair value of the plan assets for fiscal 2013 and 2012 and a statement of the funded status for both years. Under the Partnership’s cash balance defined benefit pension plan, the accumulated benefit obligation and the projected benefit obligation are the same.

			Retiree Health and Life Benefits
	Pension Benefits
	2013	2012	2013	2012
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$165,906	$159,119	$20,232	$20,895
Service cost	—	—	8	7
Interest cost	5,229	6,311	586	802
Actuarial (gain) loss	(11,446)	14,089	(1,784)	(74)
Lump sum benefits paid	(3,155)	(5,498)	—	—
Ordinary benefits paid	(7,903)	(8,115)	(1,288)	(1,398)

Benefit obligation at end of year	$148,631	$165,906	$17,754	$20,232

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$133,873	$132,898	$—	$—
Actual return on plan assets	(2,039)	14,588	—	—
Employer contributions	—	—	1,288	1,398
Lump sum benefits paid	(3,155)	(5,498)	—	—
Ordinary benefits paid	(7,903)	(8,115)	(1,288)	(1,398)

Fair value of plan assets at end of year	$120,776	$133,873	$—	$—

Funded status:
Funded status at end of year	$(27,855)	$(32,033)	$(17,754)	$(20,232)

Amounts recognized in consolidated balance sheets consist of:
Net amount recognized at end of year	$(27,855)	$(32,033)	$(17,754)	$(20,232)
Less: Current portion	—	—	1,427	1,427

Non-current benefit liability	$(27,855)	$(32,033)	$(16,327)	$(18,805)

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Actuarial net (loss) gain	$(49,986)	$(59,397)	$3,683	$1,899
Prior service credits	—	—	1,379	1,869

Net amount recognized in accumulated other comprehensive (loss) income	$(49,986)	$(59,397)	$5,062	$3,768

Amounts recognized in other comprehensive income included net actuarial (gains) losses arising during the period of ($4,126) and $5,166 for pension benefits for fiscal 2013 and 2012, respectively, and net actuarial (gains) arising during the period of ($1,784) and ($74) for other postretirement benefits for fiscal 2013 and 2012, respectively. The amounts in accumulated other comprehensive loss as of September 28, 2013 that are expected to be recognized as components of net periodic benefit costs during fiscal 2014 are expenses of $4,492 and credits of $(671) for pension and other postretirement benefits, respectively.

Plan Assets. The Partnership’s investment policies and strategies, as set forth in the Investment Management Policy and Guidelines, are monitored by a Benefits Committee comprised of five members of management. The Partnership employs a liability driven investment strategy, which seeks to increase the correlation of the plan’s assets and liabilities to reduce the volatility of the plan’s funded status. This strategy has resulted in an asset allocation that is largely comprised of investments in funds of fixed income securities. The target asset mix is as follows: (i) fixed income securities portion of the portfolio should range between 80% and 90%; and (ii) equity securities portion of the portfolio should range between 10% and 20%.

The following table presents the actual allocation of assets held in trust as of:

	September	September
	28, 2013	29, 2012
Fixed income securities	85%	85%
Equity securities	15%	15%

	100%	100%

In accordance with current accounting guidance, the Partnership’s valuations include the use of the funds’ reported net asset values for commingled fund investments and private investment funds. Commingled funds are valued at the net asset value for their underlying securities. The Partnership further corroborates the above valuations with observable market data using level 2 inputs within the fair value framework. The assets of the defined benefit pension plan have no significant concentration of risk and there are no restrictions on these investments.

The following table describes the measurement of the Partnership’s pension plan assets by asset category as of:

	September 28,	September 29,
	2013	2012
Short term investments (1)	$1,516	$1,309
Equity securities: (1) (2)
Domestic	11,780	13,187
International	5,959	6,727
Fixed income securities (1) (3)	101,521	112,650

	$120,776	$133,873

(1)	Includes funds which are not publicly traded and are valued at the net asset value of the units provided by the fund issuer.
(2)	Includes funds which invest primarily in a diversified portfolio of publicly traded U.S. and Non-U.S. common stock.
(3)	Includes funds which invest primarily in publicly traded and non-publicly traded, investment grade corporate bonds, U.S. government bonds and asset-backed securities.

Projected Contributions and Benefit Payments. There are no projected minimum funding requirements under the Partnership’s defined benefit pension plan for fiscal 2014. Estimated future benefit payments for both pension and retiree health and life benefits are as follows:

		Retiree
		Health and
	Pension	Life
Fiscal Year	Benefits	Benefits
2014	30,745	1,337
2015	12,968	1,270
2016	12,474	1,194
2017	11,033	1,111
2018	10,923	1,036
2019 through 2023	46,319	3,935

Estimated future pension benefit payments assumes that age 65 or older active and non-active eligible participants in the pension plan that had not received a benefit payment prior to fiscal 2014 will elect to receive a benefit payment in fiscal 2014. In addition, for all periods presented, estimated future pension benefit payments assumes that participants will elect a lump sum payment in the fiscal year that the participant becomes eligible to receive benefits.

Effect on Operations. The following table provides the components of net periodic benefit costs included in operating expenses for fiscal 2013, 2012 and 2011:

	Pension Benefits			Retiree Health and Life Benefits
	2013	2012	2011	2013	2012	2011
Service cost	$—	$—	$—	$8	$7	$7
Interest cost	5,229	6,311	6,822	586	802	855
Expected return on plan assets	(5,281)	(5,665)	(6,295)	—	—	—
Amortization of prior service credit	—	—	—	(490)	(490)	(490)
Recognized net actuarial loss	5,285	5,271	4,721	—	—	(35)

Net periodic benefit costs	$5,233	$5,917	$5,248	$104	$319	$337

Actuarial Assumptions. The assumptions used in the measurement of the Partnership’s benefit obligations as of September 28, 2013 and September 29, 2012 are shown in the following table:

	Pension Benefits		Retiree Health and Life Benefits
	2013	2012	2013	2012
Weighted-average discount rate	4.375%	3.500%	3.750%	3.000%
Average rate of compensation increase	n/a	n/a	n/a	n/a
Health care cost trend	n/a	n/a	7.330%	7.530%

The assumptions used in the measurement of net periodic pension benefit and postretirement benefit costs for fiscal 2013, 2012 and 2011 are shown in the following table:

	Pension Benefits			Retiree Health and Life Benefits
	2013	2012	2011	2013	2012	2011
Weighted-average discount rate	3.500%	4.375%	4.750%	3.000%	4.000%	4.250%
Average rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average expected long-term rate of return on plan assets	4.500%	4.800%	5.000%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	7.530%	7.740%	7.950%

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

The 7.33% increase in health care costs assumed at September 28, 2013 is assumed to decrease gradually to 4.48% in fiscal 2028 and to remain at that level thereafter. An increase or decrease of the assumed health care cost trend rates by 1.0% in each year would have no material impact to the Partnership’s benefit obligation as of September 28, 2013 nor the aggregate of service and interest components of net periodic postretirement benefit expense for fiscal 2013. The Partnership has concluded that the prescription drug benefits within the retiree medical plan do not entitle the Partnership to an available Medicare subsidy.

Multiemployer Pension Plans. As a result of the Inergy Propane Acquisition, the Partnership contributes to multiemployer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding. During fiscal 2013, the Partnership established an accrual of $7,000 for its estimated obligation to certain MEPPs due to the Partnership’s voluntary partial withdrawal from one such MEPP and full withdrawal from four MEPPs. Due to the uncertainty regarding future factors that could trigger withdrawal liability, including the integration of Inergy Propane, the Partnership is unable to determine the amount and timing of any future withdrawal liability, if any.

The Partnership’s contributions to a particular MEPP are established by the applicable collective bargaining agreements (“CBAs”); however, the required contributions may increase based on the funded status of an MEPP and legal requirements of the Pension Protection Act of 2006 (the “PPA”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact funded status of an MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions.

While no multiemployer pension plan that the Partnership contributed to is individually significant to the Partnership, the table below discloses the three largest MEPPs to which the Partnership contributes. The financial health of a MEPP is indicated by the zone status, as defined by the PPA, which represents the funded status of the plan as certified by the plan’s actuary. Plans in the red zone are less than 65% funded, the yellow zone are between 65% and 80% funded, and green zone are at least 80% funded. Total contributions made by the Partnership to multiemployer pension plans for the fiscal year ended September 28, 2013 are shown below and reflect contributions made from the Inergy Propane Acquisition Date.

	EIN/						Contributions
	Pension						greater than 5%
	Plan	PPA Zone Status		FIP/RP	Contributions		of Total Plan	Expiration date
Pension Fund	Number	2013	2012	Status	2013	2012	Contributions	of CBA
New England Teamsters & Trucking Industry Pension Fund	04-6372430	Red (a)	Red (a)	Implemented	$562	$30	No	March 2014 - April 2016
Local 282 Pension Trust Fund	11-6245313	Green (b)	Green (b)	n/a	284	66	No	September 2014
Teamsters Industrial Employees Pension Fund	22-6099363	Red (c)	Red (c)	Implemented	179	15	No	June 2017
Other (d)					137	48	No	n/a

					$1,162	$159

(a)	Based on most recent available valuation information for plan years ended September 2012.
(b)	Based on most recent available valuation information for plan years ended February 2013.
(c)	Based on most recent available valuation information for plan years ending December 2013.
(d)	Includes the MEPPs from which the Partnership withdrew in fiscal 2013.

Additionally, the Partnership contributes to certain multi-employer plans that provide health and welfare benefits and defined annuity plans. Contributions to those plans were $2,040 and $309 for fiscal 2013 and fiscal 2012, respectively.

11. Financial Instruments and Risk Management

Cash and Cash Equivalents. The fair value of cash and cash equivalents is not materially different from their carrying amount because of the short-term maturity of these instruments.

Derivative Instruments and Hedging Activities. The Partnership measures the fair value of its exchange-traded commodity-related options and futures contracts using Level 1 inputs, the fair value of its commodity-related swap contracts and interest rate swaps using Level 2 inputs and the fair value of its over-the-counter commodity-related options contracts using Level 3 inputs. The Partnership’s over-the-counter options contracts are valued based on an internal option model. The inputs utilized in the model are based on publicly available information, as well as broker quotes.

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the consolidated balance sheets as of September 28, 2013 and September 29, 2012, respectively:

	As of September 28, 2013		As of September 29, 2012
	Location	Fair Value	Location	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$2,546	Other current assets	$4,523
	Other assets	716	Other assets	610

		$3,262		$5,133

	Location	Fair Value	Location	Fair Value
Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	$1,307	Other current liabilities	$2,430
	Other liabilities	1,121	Other liabilities	3,047

		$2,428		$5,477

Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$430	Other current liabilities	$8,720
	Other liabilities	—	Other liabilities	22

		$430		$8,742

On August 1, 2012, the Partnership executed swap agreements with a notional amount of 44,531 propane gallons to hedge exposures to fluctuations in propane prices attributable to the same number of propane gallons committed to be sold to customers at fixed prices. The fixed price sales arrangements were assumed in the Inergy Propane Acquisition.

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant
	Unobservable Inputs (Level 3)
	Fiscal 2013		Fiscal 2012
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$5,002	$1,209	$1,780	$118
Beginning balance realized during the period	(4,400)	(1,182)	(1,168)	(49)
Change in the fair value of beginning balance	(580)	(27)	1,059	120
Contracts purchased during the period	1,825	—	3,331	1,020

Ending balance of over-the-counter options	$1,847	$—	$5,002	$1,209

As of September 28, 2013 and September 29, 2012, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately 5 months.

The effect of the Partnership’s derivative instruments on the consolidated statements of operations for fiscal 2013, 2012 and 2011 are as follows:

	Amount of Gains	Gains (Losses) Reclassified from
	(Losses) Recognized in	Accumulated OCI into Income
	OCI (Effective	(Effective Portion)
Derivatives in Cash Flow Hedging Relationships:	Portion)	Location	Amount
Fiscal 2013
Interest rate swap	$584	Interest expense	$(2,465)

Fiscal 2012
Interest rate swap	$(3,561)	Interest expense	$(2,680)

Fiscal 2011
Interest rate swap	$(1,177)	Interest expense	$(2,881)

			Amount of
			Unrealized
	Location of Gains		Gains (Losses)
	(Losses) Recognized in		Recognized in
Derivatives Not Designated as Hedging Instruments:	Income		Income
Fiscal 2013
Commodity-related derivatives	Cost of products sold		$(4,318)

Fiscal 2012
Commodity-related derivatives	Cost of products sold		$4,649

Fiscal 2011
Commodity-related derivatives	Cost of products sold		$1,431

Concentrations. The Partnership’s principal customers are residential and commercial end users of propane and fuel oil and refined fuels served by approximately 750 locations in 41 states. No single customer accounted for more than 10% of revenues during fiscal 2013, 2012 or 2011 and no concentration of receivables exists as of September 28, 2013 or September 29, 2012.

During fiscal 2013, Inergy Services (a subsidiary of Inergy) and Targa Liquids Marketing and Trade (“Targa”) provided approximately 34% and 12% of our total propane purchases, respectively. No other single supplier accounted for more than 10% of the Partnership’s propane purchases in fiscal 2013. The Partnership believes that, if supplies from any of these suppliers were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations.

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

Bank Debt and Senior Notes. The fair value of the Revolving Credit Facility approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions. Based upon quoted market prices, the fair value of the Partnership’s 2018 Senior Notes, 2020 Senior Notes and 2021 Senior Notes was $533,799, $268,125 and $372,143, respectively, as of September 28, 2013.

12. Commitments and Contingencies

Commitments. The Partnership leases certain property, plant and equipment, including portions of the Partnership’s vehicle fleet, for various periods under noncancelable leases. Rental expense under operating leases was $33,036, $23,593 and $18,868 for fiscal 2013, 2012 and 2011, respectively.

Future minimum rental commitments under noncancelable operating lease agreements as of September 28, 2013 are as follows:

Minimum
Lease
Fiscal Year	Payments
2014	27,238
2015	20,488
2016	12,770
2017	7,894
2018	5,208
2019 and thereafter	5,947

Contingencies.

Self Insurance. As described in Note 2, the Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At September 28, 2013 and September 29, 2012, the Partnership had accrued liabilities of $58,152 and $54,551, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $18,330 and $17,522 as of September 28, 2013 and September 29, 2012, respectively.

Legal Matters. The Partnership’s operations are subject to operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. The Partnership has been, and will continue to be, a defendant in various legal proceedings and litigation as a result of these operating hazards and risks, and as a result of other aspects of its business. During the fourth quarter of fiscal 2012, the Partnership entered into an agreement to settle a California action, in which were alleged several claims relating to two fees charged by the Partnership, on a classwide basis in return for the payment of a monetary sum and certain non-monetary consideration, and established an accrual of $4,500 for the estimated cost of the settlement. This settlement, entered into to avoid both the continued expenses and burden of defending that action and the uncertainty inherent in all litigation, was approved by the trial court in May 2013, and the Partnership completed distribution of the settlement proceeds to the class members in the fourth quarter of fiscal 2013. The Partnership is currently a defendant in a putative class action in which the court has denied class certification without prejudice. The Partnership believes such suit is without merit. In the putative class action, the Partnership has been successful in eliminating several of the claims such that only certain contractual and consumer statute claims remain. The subject matter jurisdiction of the court to adjudicate certain of the contractual claims is on appeal. The Partnership is contesting this putative class action vigorously and has determined, based on the allegations and discovery to date, that no reserve for a loss contingency other than for legal defense fees and expenses is required. The Partnership is unable to reasonably estimate the possible loss or range of loss, if any, arising from this litigation.

13. Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2020. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $16,312 as of September 28, 2013. The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 28, 2013 and September 29, 2012.

14. Public Offerings

On May 17, 2013, the Partnership sold 2,700,000 Common Units in a public offering at a price of $48.16 per Common Unit, realizing proceeds of $124,684, net of underwriting commissions and other offering expenses. On May 22, 2013, following the underwriters’ exercise of their over-allotment option, the Partnership sold an additional 405,000 Common Units at $48.16 per Common Unit, generating additional proceeds of $18,760, net of underwriting commissions. The net proceeds from the offering, including the net proceeds from the underwriters’ exercise of their over-allotment option, were used to redeem $133,400 of the Partnership’s 2021 Senior Notes in August 2013.

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

Activities in the “all other” category include the Partnership’s service business, which is primarily engaged in the sale, installation and servicing of a wide variety of home comfort equipment, particularly in the areas of heating and ventilation, and activities from the Partnership’s Suburban Franchising subsidiaries.

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Year Ended
	September 28,	September 29,	September 24,
	2013	2012	2011
Revenues:
Propane	$1,357,103	$843,648	$929,492
Fuel oil and refined fuels	208,957	114,288	139,572
Natural gas and electricity	79,432	67,419	84,721
All other	58,114	38,103	36,767

Total revenues	$1,703,606	$1,063,458	$1,190,552

Operating income:
Propane	$287,473	$142,548	$203,567
Fuel oil and refined fuels	(2,799)	890	11,140
Natural gas and electricity	11,565	6,991	11,667
All other	(26,483)	(17,239)	(13,750)
Corporate	(92,780)	(91,533)	(69,396)

Total operating income	176,976	41,657	143,228
Reconciliation to net income:
Loss on debt extinguishment	2,144	2,249	—
Interest expense, net	95,427	38,633	27,378
Provision for income taxes	607	137	884

Net income	$78,798	$638	$114,966

Depreciation and amortization:
Propane	$104,533	$34,826	$19,525
Fuel oil and refined fuels	4,634	3,652	4,139
Natural gas and electricity	198	464	897
All other	638	345	111
Corporate	20,381	7,747	10,956

Total depreciation and amortization	$130,384	$47,034	$35,628

	As of
	September 28,	September 29,
	2013	2012
Assets:
Propane	$2,452,909	$2,505,660
Fuel oil and refined fuels	77,473	77,059
Natural gas and electricity	16,789	14,777
All other	3,860	7,342
Corporate	176,956	279,012

Total assets	$2,727,987	$2,883,850

INDEX TO FINANCIAL STATEMENT SCHEDULE

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Page
Schedule II	Valuation and Qualifying Accounts– Years Ended September 28,2013, September 29, 2012 and September 24, 2011	S-2

S-1

SCHEDULE II

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charged			Balance
	Beginning	(credited) to Costs	Other		at End
	of Period	and Expenses	Additions	Deductions (a)	of Period
Year Ended September 24, 2011
Allowance for doubtful accounts	$5,403	$5,598	$—	$(4,041)	$6,960
Valuation allowance for deferred tax assets	40,656	(454)	—	—	40,202

Year Ended September 29, 2012
Allowance for doubtful accounts	$6,960	$838	$—	$(3,451)	$4,347
Valuation allowance for deferred tax assets	40,202	(3,567)	—	—	36,635

Year Ended September 28, 2013
Allowance for doubtful accounts	$4,347	$6,717	$—	$(4,278)	$6,786
Valuation allowance for deferred tax assets	36,635	9,771	—	—	46,406

(a)	Represents amounts that did not impact earnings.

S-2