Form 10-Q
period 2013-12-28
SUBURBAN PROPANE PARTNERS LP
filed 2014-02-06
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements (“Forward-Looking Statements”) as defined in the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, relating to future business expectations and predictions and financial condition and results of operations of Suburban Propane Partners, L.P. (the “Partnership”). Some of these statements can be identified by the use of forward-looking terminology such as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “anticipates,” “expects” or “plans” or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements (statements contained in this Annual Report identifying such risks and uncertainties are referred to as “Cautionary Statements”). The risks and uncertainties and their impact on the Partnership’s results include, but are not limited to, the following risks:

•	The impact of weather conditions on the demand for propane, fuel oil and other refined fuels, natural gas and electricity;

•	Volatility in the unit cost of propane, fuel oil and other refined fuels and natural gas, the impact of the Partnership’s hedging and risk management activities, and the adverse impact of price increases on volumes as a result of customer conservation;

•	The cost savings expected from the Partnership’s acquisition of the retail propane operations formerly owned by Inergy, L.P. (the “Inergy Propane Acquisition”) may not be fully realized or realized within the expected time frame;

•	The revenue gained by the Partnership from the Inergy Propane Acquisition may be lower than expected;

•	The costs of integrating the business acquired in the Inergy Propane Acquisition into the Partnership’s existing operations may be greater than expected;

•	The ability of the Partnership to compete with other suppliers of propane, fuel oil and other energy sources;

•	The impact on the price and supply of propane, fuel oil and other refined fuels from the political, military or economic instability of the oil producing nations, global terrorism and other general economic conditions;

•	The ability of the Partnership to acquire sufficient volumes of, and the costs to the Partnership of acquiring, transporting and storing, propane, fuel oil and other refined fuels;

•	The ability of the Partnership to acquire and maintain reliable transportation for its propane, fuel oil and other refined fuels;

•	The ability of the Partnership to retain customers or acquire new customers;

•	The impact of customer conservation, energy efficiency and technology advances on the demand for propane, fuel oil and other refined fuels, natural gas and electricity;

•	The ability of management to continue to control expenses;

•	The impact of changes in applicable statutes and government regulations, or their interpretations, including those relating to the environment and global warming, derivative instruments and other regulatory developments on the Partnership’s business;

•	The impact of changes in tax laws that could adversely affect the tax treatment of the Partnership for income tax purposes;

•	The impact of legal proceedings on the Partnership’s business;

•	The impact of operating hazards that could adversely affect the Partnership’s operating results to the extent not covered by insurance;

•	The Partnership’s ability to make strategic acquisitions and successfully integrate them, including but not limited to Inergy Propane;

•	The impact of current conditions in the global capital and credit markets, and general economic pressures;

•	The operating, legal and regulatory risks the Partnership may face; and

•	Other risks referenced from time to time in filings with the Securities and Exchange Commission (“SEC”) and those factors listed or incorporated by reference into the Partnership’s Annual Report under “Risk Factors.”

Some of these Forward-Looking Statements are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Reference is also made to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2013. On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings with the SEC, press releases or oral statements made by or with the approval of one of the Partnership’s authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking Statements, which reflect management’s view only as of the date made. The Partnership undertakes no obligation to update any Forward-Looking Statement or Cautionary Statement, except as required by law. All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 28,	September 28,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$55,267	$107,232
Accounts receivable, less allowance for doubtful accounts of $7,272 and $6,786, respectively	199,014	94,854
Inventories	100,503	77,623
Other current assets	19,923	13,613

Total current assets	374,707	293,322
Property, plant and equipment, net	871,519	888,232
Goodwill	1,087,429	1,087,429
Other intangible assets, net	402,318	416,771
Other assets	40,468	42,233

Total assets	$2,776,441	$2,727,987

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$108,516	$52,766
Accrued employment and benefit costs	25,577	23,559
Customer deposits and advances	85,181	107,562
Accrued interest	26,752	24,357
Other current liabilities	30,635	25,650

Total current liabilities	276,661	233,894
Long-term borrowings	1,243,415	1,245,237
Accrued insurance	50,475	51,502
Other liabilities	68,015	68,228

Total liabilities	1,638,566	1,598,861

Commitments and contingencies
Partners’ capital:
Common Unitholders (60,303 and 60,231 units issued and outstanding at December 28, 2013 and September 28, 2013, respectively)	1,184,086	1,176,479
Accumulated other comprehensive loss	(46,211)	(47,353)

Total partners’ capital	1,137,875	1,129,126

Total liabilities and partners’ capital	$2,776,441	$2,727,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	December 28,	December 29,
	2013	2012
Revenues
Propane	$438,594	$392,785
Fuel oil and refined fuels	54,268	62,146
Natural gas and electricity	18,316	18,389
All other	14,878	17,383

	526,056	490,703
Costs and expenses
Cost of products sold	280,526	245,100
Operating	113,313	114,936
General and administrative	17,335	17,832
Depreciation and amortization	34,827	30,527

	446,001	408,395
Operating income	80,055	82,308
Interest expense, net	21,207	24,556

Income before provision for income taxes	58,848	57,752
Provision for income taxes	177	132

Net income	$58,671	$57,620

Income per Common Unit—basic	$0.97	$1.01

Weighted average number of Common Units outstanding—basic	60,389	57,170

Income per Common Unit—diluted	$0.97	$1.00

Weighted average number of Common Units outstanding—diluted	60,620	57,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	December 28,	December 29,
	2013	2012
Net income	$58,671	$57,620
Other comprehensive income:
Unrealized losses on cash flow hedges	(166)	(154)
Reclassification of realized losses on cash flow hedges into earnings	353	861
Amortization of net actuarial losses and prior service credits into earnings	955	1,199

Other comprehensive income	1,142	1,906

Total comprehensive income	$59,813	$59,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 28,	December 29,
	2013	2012
Cash flows from operating activities:
Net income	$58,671	$57,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,827	30,527
Other, net	730	(1,812)
Changes in assets and liabilities:
Accounts receivable	(104,160)	(61,403)
Inventories	(22,880)	(4,711)
Other current and noncurrent assets	(5,696)	7,275
Accounts payable	55,750	19,595
Accrued employment and benefit costs	2,018	8,070
Customer deposits and advances	(22,381)	(15,978)
Accrued insurance	(1,027)	5,053
Other current and noncurrent liabilities	8,309	17,301

Net cash provided by operating activities	4,161	61,537

Cash flows from investing activities:
Capital expenditures	(9,324)	(6,761)
Proceeds from sale of property, plant and equipment	5,900	2,758
Adjustment to purchase price for Inergy Propane	—	5,850

Net cash (used in) provided by investing activities	(3,424)	1,847

Cash flows from financing activities:
Partnership distributions	(52,702)	(48,605)

Net cash (used in) financing activities	(52,702)	(48,605)

Net (decrease) increase in cash and cash equivalents	(51,965)	14,779
Cash and cash equivalents at beginning of period	107,232	134,317

Cash and cash equivalents at end of period	$55,267	$149,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance at September 28, 2013	60,231	$1,176,479	$(47,353)	$1,129,126
Net income		58,671		58,671
Unrealized losses on cash flow hedges			(166)	(166)
Reclassification of realized losses on cash flow hedges into earnings			353	353
Amortization of net actuarial losses and prior service credits into earnings			955	955
Partnership distributions		(52,702)		(52,702)
Common Units issued under Restricted Unit Plans	72
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		1,638		1,638

Balance at December 28, 2013	60,303	$1,184,086	$(46,211)	$1,137,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1. Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 60,302,682 Common Units outstanding at December 28, 2013. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership as amended (the “Partnership Agreement”). Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

On August 1, 2012 (the “Acquisition Date”), the Partnership completed the acquisition of the sole membership interest in Inergy Propane, LLC (the “Inergy Propane Acquisition”), including certain wholly-owned subsidiaries of Inergy Propane, LLC, and the assets of Inergy Sales and Service, Inc. The acquired interests and assets are collectively referred to as “Inergy Propane.” As of the Acquisition Date, Inergy Propane consisted of the former retail propane assets and operations of Inergy, L.P. (“Inergy”). On the Acquisition Date, Inergy Propane and its remaining wholly-owned subsidiaries acquired became subsidiaries of the Operating Partnership, but were merged into the Operating Partnership on April 30, 2013. The results of operations of Inergy Propane have been included in the Partnership’s results of operations since the Acquisition Date. See Note 3, “Acquisition of Inergy Propane,” included within the Notes to Consolidated Financial Statements section of our Annual Report on Form 10-K for the fiscal year ended September 28, 2013.

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). They include all adjustments that the Partnership considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013. Due to the seasonal nature of the Partnership’s operations, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Recently Adopted Accounting Pronouncements. In December 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) regarding disclosures about offsetting assets and liabilities (“ASU 2011-11”). The new guidance requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. The amendment, further clarified with ASU 2013-01, enhances disclosures by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with other US GAAP or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether or not they are offset in the balance sheet. The Partnership adopted ASU 2011-11 and ASU 2013-01 on September 29, 2013 and included further disclosure regarding offsetting assets and liabilities for derivative instruments accounted for under ASC 815. As this guidance affects disclosures only, its adoption had no impact on the Partnership’s financial position, results of operations or cash flows.

In February 2013, the FASB issued an ASU to establish the effective date for the requirement to present components of reclassifications out of accumulated other comprehensive income either parenthetically on the face of the financial statements or in the notes to the financial statements (“ASU 2013-02”). The Partnership adopted ASU 2013-02 on September 29, 2013 and its adoption did not change the items that must be reported in other comprehensive income, nor did it have an impact on the Partnership’s financial position, results of operations or cash flows.

3. Financial Instruments and Risk Management

Cash and Cash Equivalents. The Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short-term maturity of these instruments.

Derivative Instruments and Hedging Activities.

Commodity Price Risk. Given the retail nature of its operations, the Partnership maintains a certain level of priced physical inventory to help ensure its field operations have adequate supply commensurate with the time of year. The Partnership’s strategy is to keep its physical inventory priced relatively close to market for its field operations. The Partnership enters into a combination of exchange-traded futures and option contracts and, in certain instances, over-the-counter options and swap contracts (collectively, “derivative instruments”) to hedge price risk associated with propane and fuel oil physical inventories, as well as future purchases of propane or fuel oil used in its operations and to help ensure adequate supply during periods of high demand. In addition, the Partnership sells propane and fuel oil to customers at fixed prices, and enters into derivative instruments to hedge a portion of its exposure to fluctuations in commodity prices as a result of selling the fixed price contracts. Under this risk management strategy, realized gains or losses on derivative instruments will typically offset losses or gains on the physical inventory once the product is sold or delivered as it pertains to fixed price contracts. All of the Partnership’s derivative instruments are reported on the condensed consolidated balance sheet at their fair values. In addition, in the course of normal operations, the Partnership routinely enters into contracts such as forward priced physical contracts for the purchase or sale of propane and fuel oil that qualify for and are designated as normal purchase or normal sale contracts. Such contracts are exempted from the fair value accounting requirements and are accounted for at the time product is purchased or sold under the related contract. The Partnership does not use derivative instruments for speculative trading purposes. Market risks associated with futures, options, forward and swap contracts are monitored daily for compliance with the Partnership’s Hedging and Risk Management Policy which includes volume limits for open positions. Priced on-hand inventory is also reviewed and managed daily as to exposures to changing market prices.

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

Interest Rate Risk. A portion of the Partnership’s borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1⁄2 of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the ratio of total debt to consolidated income before deducting interest expense, income taxes, depreciation and amortization (“EBITDA”)). Therefore, the Partnership is subject to interest rate risk on the variable component of the interest rate. The Partnership manages part of its variable interest rate risk by entering into interest rate swap agreements. The interest rate swaps have been designated as, and are accounted for as, cash flow hedges. The fair value of the interest rate swaps are determined using an income approach, whereby future settlements under the swaps are converted into a single present value, with fair value being based on the value of current market expectations about those future amounts. Changes in the fair value are recognized in OCI until the hedged item is recognized in earnings. However, due to changes in the underlying interest rate environment, the corresponding value in OCI is subject to change prior to its impact on earnings.

Valuation of Derivative Instruments. The Partnership measures the fair value of its exchange-traded commodity-related options and futures contracts using quoted market prices found on the New York Mercantile Exchange (the “NYMEX”) (Level 1 inputs); the fair value of its swap contracts using quoted forward prices and the fair value of its interest rate swaps using model-derived valuations driven by observable projected movements of the 3-month LIBOR (Level 2 inputs); and the fair value of its over-the-counter options contracts using Level 3 inputs. The Partnership’s over-the-counter commodity-related options contracts are valued based on an internal option model. The inputs utilized in the model are based on publicly available information as well as broker quotes. The significant unobservable inputs used in the fair value measurements of the Partnership’s over-the-counter options contracts are interest rate and market volatility.

The following summarizes the gross fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheet as of December 28, 2013 and September 28, 2013, respectively:

	As of December 28, 2013		As of September 28, 2013
	Location	Fair Value	Location	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$4,320	Other current assets	$2,546
	Other assets	—	Other assets	716

		$4,320		$3,262

	Location	Fair Value	Location	Fair Value
Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate swap	Other current liabilities	$1,314	Other current liabilities	$1,307
	Other liabilities	927	Other liabilities	1,121

		$2,241		$2,428

Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$2,206	Other current liabilities	$430

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three Months Ended		Three Months Ended
	December 28, 2013		December 29, 2012
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$1,847	$—	$5,002	$1,209
Beginning balance realized during the period	(20)	—	(2,195)	(735)
Contracts purchased during the period	—	401	368	—
Change in the fair value of beginning balance	1,058	—	(437)	(250)

Ending balance of over-the-counter options	$2,885	$401	$2,738	$224

As of December 28, 2013 and September 28, 2013, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately three and four months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statement of operations and the condensed consolidated statement of comprehensive income, as applicable, for the three months ended December 28, 2013 and December 29, 2012 are as follows:

	Three months ended December 28, 2013			Three months ended December 29, 2012
Derivatives in Cash Flow Hedging Relationships	Gains (Losses) Recognized in OCI (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI into Income		Gains (Losses) Recognized in OCI (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI into Income
		Location	Amount		Location	Amount
Interest rate swap	$(166)	Interest expense	$(353)	$(154)	Interest expense	$(861)

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income	Amount of Unrealized Gains (Losses) Recognized in Income		Location of Gains (Losses) Recognized in Income	Amount of Unrealized Gains (Losses) Recognized in Income
Commodity-related derivatives	Cost of products sold	$(290)		Cost of products sold	$(3,614)

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of December 28, 2013
	Gross amounts	Effects of netting	Net amounts presented in the balance sheet
Asset Derivatives
Commodity-related derivatives	$6,367	$(2,047)	$4,320
Interest rate swap	2,617	(2,617)	—

	$8,984	$(4,664)	$4,320

Liability Derivatives
Commodity-related derivatives	$4,253	$(2,047)	$2,206
Interest rate swap	4,858	(2,617)	2,241

	$9,111	$(4,664)	$4,447

	As of September 28, 2013
	Gross amounts	Effects of netting	Net amounts presented in the balance sheet
Asset Derivatives
Commodity-related derivatives	$3,634	$(372)	$3,262
Interest rate swap	2,804	(2,804)	—

	$6,438	$(3,176)	$3,262

Liability Derivatives
Commodity-related derivatives	$802	$(372)	$430
Interest rate swap	5,232	(2,804)	2,428

	$6,034	$(3,176)	$2,858

The Partnership posted cash collateral of $1,272 and $-0- as of December 28, 2013 and September 28, 2013, respectively, with its brokers for outstanding commodity-related derivatives.

Bank Debt and Senior Notes. The fair value of the borrowings under the Revolving Credit Facility (defined below) approximates the carrying value since the interest rates are periodically adjusted to reflect market conditions. Based upon quoted market prices (a Level 1 input), the fair value of the Senior Notes (defined below) of the Partnership are as follows:

	As of
	December 28,	September 28,
	2013	2013
7.5% senior notes due October 1, 2018	$532,458	$533,799
7.375% senior notes due March 15, 2020	268,750	268,125
7.375% senior notes due August 1, 2021	379,067	372,143

	$1,180,275	$1,174,067

4. Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	December 28,	September 28,
	2013	2013
Propane, fuel oil and refined fuels and natural gas	$98,811	$75,885
Appliances	1,692	1,738

	$100,503	$77,623

5. Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is subject to an impairment review at a reporting unit level, on an annual basis as of the end of fiscal July of each year, or when an event occurs or circumstances change that would indicate potential impairment.

The Partnership has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Partnership determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if the Partnership concludes otherwise, then it is required to perform the first step of the two-step impairment test.

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

	As of
	December 28,	September 28,
	2013	2013
Propane	$1,075,091	$1,075,091
Fuel oil and refined fuels	4,438	4,438
Natural gas and electricity	7,900	7,900

	$1,087,429	$1,087,429

6. Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and restricted units granted under the restricted unit plans to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under the restricted unit plans. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 230,329 and 176,434 units for the three months ended December 28, 2013 and December 29, 2012, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

7. Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	December 28,	September 28,
	2013	2013
7.5% senior notes, due October 1, 2018, including unamortized premium of $27,371 and $28,614, respectively	$523,928	$525,171
7.375% senior notes, due March 15, 2020, net of unamortized discount of $1,345 and $1,400, respectively	248,655	248,600
7.375% senior notes, due August 1, 2021, including unamortized premium of $24,652 and $25,286, respectively	370,832	371,466
Revolving Credit Facility, due January 5, 2017	100,000	100,000

	$1,243,415	$1,245,237

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

Credit Agreement

The Operating Partnership has an amended and restated credit agreement entered into on January 5, 2012, as amended on August 1, 2012 (the “Amended Credit Agreement”) that provides for a five-year $400,000 revolving credit facility (the “Revolving Credit Facility”) of which, $100,000 was outstanding as of December 28, 2013 and September 28, 2013. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

The amendment and restatement of the credit agreement on January 5, 2012 amended the previous credit agreement to, among other things, extend the maturity date from June 25, 2013 to January 5, 2017, reduce the borrowing rate and commitment fees, and amend certain affirmative and negative covenants.

On August 1, 2012, the Operating Partnership executed an amendment to the Amended Credit Agreement to, among other things, provide for (i) a $250,000 senior secured 364-Day Facility and (ii) an increase in its revolving credit facility under the Amended Credit Agreement from $250,000 to $400,000. The amendment to the Amended Credit Agreement on August 1, 2012 also amended certain restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, as well as certain financial covenants, including (a) requiring the Partnership’s consolidated interest coverage ratio, as defined in the amendment, to be not less than 2.0 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined in the amendment, of the Partnership from being greater than 7.0 to 1.0 as of the end of any fiscal quarter. The minimum consolidated interest coverage ratio increases over time, and commencing with the second quarter of fiscal 2014, such minimum ratio is 2.5 to 1.0. The maximum consolidated leverage ratio decreased over time, as well as upon the occurrence of certain events, and commencing with the second quarter of fiscal 2013, such maximum ratio will be 4.75 to 1.0 (or 5.0 to 1.0 during an acquisition period, as defined in the amendment). As of December 28, 2013, the requirements for minimum consolidated interest coverage ratio and maximum consolidated leverage ratio were 2.25 to 1.0 and 4.75 to 1.0, respectively.

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

Borrowings under the Revolving Credit Facility of the Amended Credit Agreement bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1⁄2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of December 28, 2013, the interest rate for the Revolving Credit Facility was approximately 2.5%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.

In connection with the Amended Credit Agreement, the Operating Partnership entered into a forward starting interest rate swap agreement with a June 25, 2013 effective date and a maturity date of January 5, 2017. Under this interest rate swap agreement, the Operating Partnership will pay a fixed interest rate of 1.63% to the issuing lender on the notional principal amount outstanding, and the issuing lender will pay to the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The interest rate swap has been designated as a cash flow hedge.

As of December 28, 2013, the Partnership had standby letters of credit issued under the Revolving Credit Facility of the Amended Credit Agreement in the aggregate amount of $46,742 which expire periodically through April 15, 2014. Therefore, as of December 28, 2013, the Partnership had available borrowing capacity of $253,258 under the Revolving Credit Facility.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of December 28, 2013.

The aggregate amounts of long-term debt maturities subsequent to December 28, 2013 are as follows: fiscal 2014 through fiscal 2016: $-0-; fiscal 2017: $100,000; fiscal 2018: $496,557; and thereafter: $596,180.

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

On January 23, 2014, the Partnership announced a quarterly distribution of $0.8750 per Common Unit, or $3.50 per Common Unit on an annualized basis, in respect of the first quarter of fiscal 2014, payable on February 11, 2014 to holders of record on February 4, 2014.

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

Restricted Unit Plans. In fiscal 2000 and fiscal 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan and 2009 Restricted Unit Plan (collectively, the “Restricted Unit Plans”), respectively, which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership. The total number of Common Units authorized for issuance under the Restricted Unit Plans was 1,902,122 as of December 28, 2013. In accordance with an August 6, 2013 amendment to the Restricted Unit Plans, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, all restricted unit awards granted after the date of the amendment will vest 33.33% on each of the first three anniversaries of the award grant date. Prior to the August 6, 2013 amendment, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, restricted units issued under the Restricted Unit Plans vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the grant date. The Restricted Unit Plans participants are not eligible to receive quarterly distributions on, or vote, their respective restricted units until vested. Restricted units cannot be sold or transferred prior to vesting. The value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period. Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plans. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

During the three months ended December 28, 2013, the Partnership awarded 140,198 restricted units under the Restricted Unit Plans at an aggregate grant date fair value of $5,472. The following is a summary of activity for the Restricted Unit Plans for the three months ended December 28, 2013:

		Weighted Average
		Grant Date Fair
	Units	Value Per Unit
Outstanding September 28 2013	527,627	$29.30
Awarded	140,198	39.03
Forfeited	(2,056)	(26.20)
Issued	(71,790)	(30.43)

Outstanding December 28, 2013	593,979	$31.47

As of December 28, 2013, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $9,920. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1.5 years. Compensation expense recognized under the Restricted Unit Plans, net of forfeitures, for the three months ended December 28, 2013, and December 29, 2012, was $1,638 and $1,240, respectively.

Long-Term Incentive Plans. The Partnership has a non-qualified, unfunded long-term incentive plan for officers and key employees (the “LTIP”) which provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period. For the fiscal 2013 and 2012 awards, the level of compensation earned under the LTIP is based on the market performance of the Partnership’s Common Units on the basis of total return to Unitholders (“TRU”) compared to the TRU of a predetermined peer group consisting solely of other master limited partnerships, approved by the Compensation Committee of the Board of Supervisors, over the same three-year performance period. On August 6, 2013, the Compensation Committee of the Partnership’s Board of Supervisors adopted the 2014 Long-Term Incentive Plan of the Partnership (“2014 LTIP”) as a replacement for the existing LTIP. As a result, for the fiscal 2014 award, the level of compensation earned under the 2014 LTIP is based on the average distribution coverage ratio over the three-year measurement period. The average distribution coverage ratio is calculated as the Partnership’s average distributable cash flow, as defined in the 2014 LTIP, for each of the three years in the measurement period, subject to certain adjustments as set forth in the 2014 LTIP, divided by the amount of annualized cash distributions to be paid by the Partnership, based on the annualized cash distribution rate at the beginning of the measurement period.

As a result of the quarterly remeasurement of the liability for awards under the LTIP and 2014 LTIP, compensation expense for the three months ended December 28, 2013, and December 29, 2012, was $1,352 and $1,283, respectively. As of December 28, 2013 and September 28, 2013, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $4,279 and $2,927, respectively, related to estimated future payments under the LTIP and 2014 LTIP.

10. Commitments and Contingencies

Self-Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of December 28, 2013 and September 28, 2013, the Partnership had accrued insurance liabilities of $58,815 and $58,152, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $18,430 and $18,330 as of December 28, 2013 and September 28, 2013, respectively.

Legal Matters. The Partnership’s operations are subject to operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. The Partnership has been, and will continue to be, a defendant in various legal proceedings and litigation as a result of these operating hazards and risks, and as a result of other aspects of its business. Although any litigation is inherently uncertain, based on past experience, the information currently available to the Partnership, and the amount of its accrued insurance liabilities, the Partnership does not believe that currently pending or threatened litigation matters, or known claims or known contingent claims, will have a material adverse effect on its results of operations, financial condition or cash flow. On February 4, 2014, the plaintiffs in a previously reported putative class action (in which no class was ever certified) filed a voluntary dismissal with prejudice of all remaining claims, terminating such action.

11. Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2020. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $16,002 as of December 28, 2013. The fair value of residual value guarantees for outstanding operating leases was de minimis as of December 28, 2013 and September 28, 2013.

12. Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012
Service cost	$—	$—	$1	$2
Interest cost	1,443	1,307	160	146
Expected return on plan assets	(1,275)	(1,320)	—	—
Amortization of prior service costs	—	—	(122)	(122)
Amortization of net loss (gain)	1,123	1,321	(46)	—

Net periodic benefit cost	$1,291	$1,308	$(7)	$26

There are no projected minimum employer cash contribution requirements under ERISA laws for fiscal 2014 under the Partnership’s defined benefit pension plan. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2014 is $1,337, of which $216 has been contributed during the three months ended December 28, 2013.

As a result of the Inergy Propane Acquisition, the Partnership contributes to multi-employer pension plans (“MEPP”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding. As of December 28, 2013, the Partnership had accrued $6,953 for its estimated obligation to certain MEPPs due to the Partnership’s voluntary partial withdrawal from one such MEPP and full withdrawal from four MEPPs. Due to the uncertainty regarding future factors that could trigger withdrawal liability, including the integration of Inergy Propane, the Partnership is unable to determine the amount and timing of any future withdrawal liability, if any.

13. Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive income for the three months ended December 28, 2013:

	Gains and
	Losses on
	Cash Flow	Pension	Postretirement
	Hedges	Benefits	Benefits		Total
Balance as of September 28, 2013	$(2,428)	$(49,987)	$5,062		$(47,353)

Other comprehensive income before reclassifications	(166)	—	—		(166)
Amounts reclassified from accumulated other comprehensive income	353 (a)	1,123 (b)	(168	)(b)	1,308

Net current period other comprehensive income	187	1,123	(168)		1,142

Balance as of December 28, 2013	$(2,241)	$(48,864)	$4,894		$(46,211)

(a)	Reclassification of realized losses on cash flow hedges are recognized in interest expense.
(b)	These amounts are included in the computation of net periodic benefit cost. See Note 12, “Pension Plan and Other Postretirement Benefits”.

14. Income Taxes

For federal income tax purposes, as well as for state income tax purposes in the majority of the states in which the Partnership operates, the earnings attributable to the Partnership and the Operating Partnership are not subject to income tax at the partnership level. With the exception of those states that impose an entity-level income tax on partnerships, the taxable income or loss attributable to the Partnership, and to the Operating Partnership, which may vary substantially from the income before income taxes reported by the Partnership in the condensed consolidated statement of operations, are includable in the federal and state income tax returns of the Common Unitholders. The aggregate difference in the basis of the Partnership’s net assets for financial and tax reporting purposes cannot be readily determined as the Partnership does not have access to each Common Unitholder’s basis in the Partnership.

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

15. Segment Information

The Partnership manages and evaluates its operations in five operating segments, three of which are reportable segments: Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity. The chief operating decision maker evaluates performance of the operating segments using a number of performance measures, including revenues and income before interest expense and provision for income taxes (operating profit). Costs excluded from these profit measures are captured in Corporate and include corporate overhead expenses not allocated to the operating segments. Unallocated corporate overhead expenses include all costs of back office support functions that are reported as general and administrative expenses within the consolidated statements of operations. In addition, certain costs associated with field operations support that are reported in operating expenses within the consolidated statements of operations, including purchasing, training and safety, are not allocated to the individual operating segments. Thus, operating profit for each operating segment includes only the costs that are directly attributable to the operations of the individual segment. The accounting policies of the operating segments are otherwise the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013.

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

The following table presents certain relevant financial information by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended
	December 28,	December 29,
	2013	2012
Revenues:
Propane	$438,594	$392,785
Fuel oil and refined fuels	54,268	62,146
Natural gas and electricity	18,316	18,389
All other	14,878	17,383

Total revenues	$526,056	$490,703

Operating income:
Propane	$106,382	$104,160
Fuel oil and refined fuels	479	690
Natural gas and electricity	2,652	2,566
All other	(5,850)	(4,860)
Corporate	(23,608)	(20,248)

Total operating income	80,055	82,308
Reconciliation to net income:
Interest expense, net	21,207	24,556
Provision for income taxes	177	132

Net income	$58,671	$57,620

Depreciation and amortization:
Propane	$25,733	$24,670
Fuel oil and refined fuels	2,296	1,600
Natural gas and electricity	40	78
All other	205	74
Corporate	6,553	4,105

Total depreciation and amortization	$34,827	$30,527

	As of
	December 28,	September 28,
	2013	2013
Assets:
Propane	$2,538,755	$2,452,909
Fuel oil and refined fuels	86,186	77,473
Natural gas and electricity	21,508	16,789
All other	5,535	3,860
Corporate	124,457	176,956

Total assets	$2,776,441	$2,727,987

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three months ended December 28, 2013. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 28, 2013.

Executive Overview

The following are factors that regularly affect our operating results and financial condition. In addition, our business is subject to the risks and uncertainties described in Item 1A included in the Annual Report on Form 10-K for the fiscal year ended September 28, 2013.

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

We purchase propane from approximately 65 oil companies and natural gas processors at approximately 160 supply points located in the United States and Canada. Our supply from our usual sources may be interrupted or curtailed due to reasons that are beyond our control; including but not limited to, availability of product and bottlenecks in logistics/transportation. To supplement our annual purchase requirements, we may utilize forward fixed price purchase contracts to acquire a portion of the propane that we resell to our customers, which allows us to manage our exposure to unfavorable changes in commodity prices and to assure adequate physical supply. The percentage of contract purchases, and the amount of supply contracted for under forward contracts at fixed prices, will vary from year to year based on market conditions.

Product cost changes can occur rapidly over a short period of time and, in particular, during periods of tighter supply; and can impact profitability. There is no assurance that we will be able to pass on product cost increases fully or immediately, particularly when product costs increase rapidly. Therefore, average retail sales prices can vary significantly from year to year as product costs fluctuate with propane, fuel oil, crude oil and natural gas commodity market conditions. In periods of sustained higher commodity prices, retail sales volumes can be negatively impacted by customer conservation, resulting in reduced demand for our product. In addition, during periods of tighter product supply, we may be unable to obtain sufficient product volumes to satisfy all customer demand for our product.

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

Hedging and Risk Management Activities

We engage in hedging and risk management activities to reduce the effect of price volatility on our product costs and to help ensure the availability of product during periods of short supply. We enter into propane forward and option agreements with third parties, and use futures and option contracts traded on the New York Mercantile Exchange (“NYMEX”), to purchase and sell propane, fuel oil and crude oil at fixed prices in the future. The majority of the futures, forward and options agreements are used to hedge price risk associated with propane and fuel oil physical inventory, as well as, in certain instances, forecasted purchases of propane and fuel oil. In addition, we sell propane and fuel oil to customers at fixed prices, and enter into derivative instruments to hedge a portion of our exposure to fluctuations in commodity prices as a result of selling the fixed price contracts. Forward contracts are generally settled physically at the expiration of the contract whereas futures, options and swap contracts are generally settled in cash at the expiration of the contract. Although we use derivative instruments to reduce the effect of price volatility associated with priced physical inventory and forecasted transactions, we do not use derivative instruments for speculative trading purposes. Risk management activities are monitored by an internal Commodity Risk Management Committee, made up of five members of management and reporting to our Audit Committee, through enforcement of our Hedging and Risk Management Policy.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included within the Notes to Consolidated Financial Statements section of our Annual Report on Form 10-K for the fiscal year ended September 28, 2013.

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

Results of Operations and Financial Condition

Net income for the first quarter of fiscal 2014 was $58.7 million, or $0.97 per Common Unit, compared to net income of $57.6 million, or $1.01 per Common Unit, in the prior year first quarter. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the first quarter of fiscal 2014 amounted to $114.9 million, compared to $112.8 million in the prior year first quarter.

Net income and EBITDA for the first quarter of fiscal 2014 and 2013 included expenses of $2.5 million and $1.0 million, respectively, related to the ongoing integration of Inergy Propane. Excluding the effects of these charges, as well as the unrealized (non-cash) mark-to-market adjustments on derivative instruments in both quarters, Adjusted EBITDA (as defined and reconciled below) amounted to $117.7 million for the first quarter of fiscal 2014, compared to Adjusted EBITDA of $117.5 million in the prior year first quarter.

Retail propane gallons sold in the first quarter of fiscal 2014 increased 4.0 million gallons, or 2.6%, to 157.9 million gallons from 153.9 million gallons in the prior year first quarter. Sales of fuel oil and other refined fuels decreased 1.9 million gallons, to 14.0 million gallons compared to 15.9 million gallons in the prior year first quarter. According to the National Oceanic and Atmospheric Administration, average temperatures (as measured by heating degree days) across all of our service territories for the first quarter of fiscal 2014 were reported as normal and 9% colder than the prior year quarter, as a result of colder than normal average temperatures during the month of December 2013. Average temperatures through the first two months of the fiscal 2014 first quarter were 8% warmer than normal and 5% warmer than the comparable prior year period.

Revenues of $526.1 million increased $35.4 million, or 7.2%, compared to the prior year first quarter, primarily due to higher retail selling prices associated with higher wholesale product costs, and to a lesser extent, an increase in retail propane volumes sold. Average posted propane prices increased rapidly throughout the first quarter of fiscal 2014, resulting in an increase of 35.0% in average posted prices compared to the prior year first quarter (basis Mont Belvieu, Texas). Average posted propane prices at other key supply points increased at an even greater rate as a result of the onset of supply and logistics issues in December 2013 that are facing the industry as a whole. Average posted prices for fuel oil were 1.9% lower than the prior year first quarter. Cost of products sold for the first quarter of fiscal 2014 of $280.5 million increased $35.4 million, or 14.5%, compared to $245.1 million in the prior year first quarter, primarily due to higher propane product costs stemming from the rise in commodity prices, and to a lesser extent, higher propane volumes sold. Included in cost of products sold for the first quarters of fiscal 2014 and 2013 were unrealized (non-cash) losses attributable to the mark-to-market adjustment for derivative instruments used in risk management activities of $0.3 million and $3.6 million, respectively; these unrealized losses are excluded from Adjusted EBITDA for both periods in the table below.

Combined operating and general and administrative expenses of $130.6 million for the first quarter of fiscal 2014 were $2.1 million, or 1.6%, lower than the prior year first quarter, primarily due to lower professional services and general insurance costs, as well as synergies realized during the period associated with the integration of Inergy Propane. Depreciation and amortization expense of $34.8 million increased $4.3 million, or 14.1%, primarily due to the acceleration of depreciation expense on assets taken out of service as a result of integration activities. Net interest expense of $21.2 million decreased $3.3 million, or 13.6%, due to the reduction of $157.3 million in long-term borrowings during the fourth quarter of fiscal 2013.

With respect to the integration of Inergy Propane, as previously reported, we are taking a break from our integration activities during the heating season to focus all of our efforts on our customer base. We will resume our integration activities late in the second quarter and expect to meet our synergy goals for the year by the end of this fiscal year.

Despite the increased size of our business and significantly higher working capital requirements as a result of higher wholesale product costs, we once again funded all working capital needs from cash on hand without the need to borrow under our revolving credit facility, and ended the quarter with $55.3 million of cash.

As announced on January 23, 2014, our Board of Supervisors has declared a quarterly distribution of $0.8750 per Common Unit for the three months ended December 28, 2013. On an annualized basis, this distribution rate equates to $3.50 per Common Unit. The $0.8750 per Common Unit distribution is payable on February 11, 2014 to Common Unitholders of record as of February 4, 2014.

Our anticipated cash requirements for the remainder of fiscal 2014 include: (i) maintenance and growth capital expenditures of approximately $20.0 million; (ii) interest payments of approximately $67.7 million; and (iii) cash distributions of approximately $158.3 million to our Common Unitholders based on the current quarterly distribution rate of $0.8750 per Common Unit. As of December 28, 2013, we had unused borrowing capacity under our Revolving Credit Facility of $253.3 million, after considering outstanding letters of credit of $46.7 million and outstanding borrowings of $100.0 million.

Three Months Ended December 28, 2013 Compared to Three Months Ended December 29, 2012

Revenues

	Three Months Ended
				Percent
	December 28	December 29	Increase/	Increase/
(Dollars in thousands)	2013	2012	(Decrease)	(Decrease)
Revenues
Propane	$438,594	$392,785	$45,809	11.7%
Fuel oil and refined fuels	54,268	62,146	(7,878)	(12.7%)
Natural gas and electricity	18,316	18,389	(73)	(0.4%)
All other	14,878	17,383	(2,505)	(14.4%)

Total revenues	$526,056	$490,703	$35,353	7.2%

Revenues from the distribution of propane and related activities of $438.6 million for the first quarter of fiscal 2014 increased $45.8 million, or 11.7%, compared to $392.8 million in the prior year first quarter, primarily due to higher average retail selling prices associated with higher wholesale product costs, and to a lesser extent, an increase in retail propane volumes sold. Average propane selling prices for the first quarter of fiscal 2014 increased 11.0% compared to the prior year first quarter due to higher product costs, resulting in a $41.8 million increase in revenues year-over-year. Retail propane gallons sold in the first quarter of fiscal 2014 increased 4.0 million gallons, or 2.6%, to 157.9 million gallons from 153.9 million gallons in the prior year first quarter, primarily as a result of colder average temperatures in the month of December 2013 compared to December 2012. Higher propane volumes sold resulted in an increase of $9.5 million in revenues during the first quarter of fiscal 2014 compared to the prior year first quarter. Included within the propane segment are revenues from other propane activities of $15.8 million for the first quarter of fiscal 2014, which decreased $5.5 million compared to the prior year first quarter.

Revenues from the distribution of fuel oil and refined fuels of $54.3 million for the first quarter of fiscal 2014 decreased $7.9 million, or 12.7%, from $62.1 million in the prior first quarter, primarily due to lower volumes sold, and to a much lesser extent, lower average selling prices associated with lower product costs. Fuel oil and refined fuels gallons sold in the first quarter of fiscal 2014 decreased 1.9 million gallons, or 11.9%, to 14.0 million gallons from 15.9 million gallons in the prior year first quarter, primarily due to the inconsistent weather pattern in the first quarter of fiscal 2014. Lower fuel oil and refined fuels volumes sold resulted in a decrease of $7.4 million in revenues during the first quarter of fiscal 2014 compared to the prior year first quarter. Average selling prices in our fuel oil and refined fuels segment in the first quarter of fiscal 2014 decreased 1.0% compared to the prior year first quarter, resulting in a $0.5 million decrease in revenues year-over-year.

Revenues in our natural gas and electricity segment of $18.3 million for the first quarter of fiscal 2014 were relatively flat compared to the prior year first quarter, as lower electricity volumes sold were offset by an increase in average electricity selling prices.

Cost of Products Sold

	Three Months Ended			Percent
	December 28,	December 29,	Increase/	Increase/
(Dollars in thousands)	2013	2012	(Decrease)	(Decrease)
Cost of products sold
Propane	$219,140	$174,616	$44,524	25.5%
Fuel oil and refined fuels	43,749	51,478	(7,729)	(15.0%)
Natural gas and electricity	12,862	12,710	152	1.2%
All other	4,775	6,296	(1,521)	(24.2%)

Total cost of products sold	$280,526	$245,100	$35,426	14.5%

As a percent of total revenues	53.3%	49.9%

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

Given the retail nature of our operations, we maintain a certain level of priced physical inventory to help ensure that our field operations have adequate supply commensurate with the time of year. Our strategy has been, and will continue to be, to keep our physical inventory priced relatively close to market for our field operations. Consistent with past practices, we principally utilize futures and/or options contracts traded on the NYMEX to mitigate the price risk associated with our priced physical inventory. Under this risk management strategy, realized gains or losses on futures or options contracts, which are reported in cost of products sold, will typically offset losses or gains on the physical inventory once the product is sold (which may or may not occur in the same accounting period). We do not use futures or options contracts, or other derivative instruments, for speculative trading purposes.

Average posted propane prices increased rapidly throughout the first quarter of fiscal 2014, resulting in an increase of 35.0% in average posted prices compared to the prior year first quarter (basis Mont Belvieu, Texas). The rising price environment accelerated significantly towards the latter part of the first quarter of fiscal 2014 as a result of the onset of propane supply and logistics issues across the industry, which further exacerbated the rise in posted propane prices. As such, average posted propane prices in the month of December 2013 were 59.0% higher compared to average posted prices in December 2012 (basis Mont Belvieu, Texas). Average posted propane prices at other key supply points increased at an even greater rate. Average posted prices for fuel oil were 1.9% lower than the prior year first quarter. Included in cost of products sold for the first quarters of fiscal 2014 and 2013 were unrealized (non-cash) losses attributable to the mark-to-market adjustment for derivative instruments used in risk management activities of $0.3 million and $3.6 million, respectively, resulting in a decrease of $3.3 million in cost of products sold, all of which was reported in the propane segment.

Cost of products sold associated with the distribution of propane and related activities of $219.1 million for the first quarter of fiscal 2014 increased $44.5 million, or 25.5%, compared to the prior year first quarter. Higher average propane costs and higher propane volumes sold resulted in an increase of $46.8 million and $4.3 million, respectively, in cost of products sold during the first quarter of fiscal 2014 compared to the prior year first quarter. Cost of products sold from other propane activities decreased $3.3 million in the first quarter of fiscal 2014 compared to the prior year first quarter.

Cost of products sold associated with our fuel oil and refined fuels segment of $43.7 million for the first quarter of fiscal 2014 decreased $7.7 million, or 15.0%, compared to the prior year first quarter. Lower fuel oil and refined fuels volumes sold and lower fuel oil and refined fuels average costs resulted in a decrease of $6.1 million and $1.7 million, respectively, in cost of products sold during the first quarter of fiscal 2014 compared to the prior year first quarter.

Cost of products sold in our natural gas and electricity segment of $12.9 million for the first quarter of fiscal 2014 increased slightly compared to the prior year first quarter, as higher average electricity product costs were substantially offset by lower electricity volumes sold.

For the first quarter of fiscal 2014, total cost of products sold as a percent of total revenues increased 3.4 percentage points to 53.3% from 49.9% in the prior year first quarter. The increase in cost of products sold as a percentage of revenues was primarily attributable to the rise in propane wholesale product costs outpacing the rise in propane average selling prices during the first quarter of fiscal 2014.

Operating Expenses

	Three Months Ended
	December 28,	December 29,		Percent
(Dollars in thousands)	2013	2012	Decrease	Decrease
Operating expenses	$113,313	$114,936	$(1,623)	(1.4%)
As a percent of total revenues	21.5%	23.4%

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

Operating expenses of $113.3 million in the first quarter of fiscal 2014 decreased $1.6 million, or 1.4%, compared to $114.9 million in the prior year first quarter, primarily due to lower general insurance costs, as well as synergies realized associated with the integration of Inergy Propane operations, offset to an extent by higher vehicle costs. In addition, operating expenses for the first quarter of fiscal 2014 included integration-related expenses of $1.2 million associated with the integration of the Inergy Propane operations. These expenses were excluded from our calculation of Adjusted EBITDA.

General and Administrative Expenses

	Three Months Ended
	December 28,	December 29,		Percent
(Dollars in thousands)	2013	2012	Decrease	Decrease
General and administrative expenses	$17,335	$17,832	$(497)	(2.8%)
As a percent of total revenues	3.3%	3.6%

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

General and administrative expenses of $17.3 million for first quarter of fiscal 2014 decreased $0.5 million, or 2.8%, compared to $17.8 million in the prior year first quarter, primarily due to lower legal expenses associated with uninsured matters. In addition, general and administrative expenses for the first quarter of fiscal 2014 and fiscal 2013 included $1.3 million and $1.0 million, respectively, of professional services and other expenses associated with the integration of Inergy Propane. These items were excluded from our calculation of Adjusted EBITDA for both periods.

Depreciation and Amortization

	Three Months Ended
	December 28,	December 29,		Percent
(Dollars in thousands)	2013	2012	Increase	Increase
Depreciation and amortization	$34,827	$30,527	$4,300	14.1%
As a percent of total revenues	6.6%	6.2%

Depreciation and amortization expense of $34.8 million for the first quarter of fiscal 2014 increased $4.3 million compared to the prior year first quarter, primarily as a result of acceleration of depreciation expense on buildings and vehicles taken out of service as a result of integration activities.

Interest Expense, net

	Three Months Ended
	December 28,	December 29,		Percent
(Dollars in thousands)	2013	2012	Decrease	Decrease
Interest expense, net	$21,207	$24,556	$(3,349)	(13.6%)
As a percent of total revenues	4.0%	5.0%

Net interest expense of $21.2 million for the first quarter of fiscal 2014 decreased $3.3 million compared to the prior year first quarter, primarily due to the reduction of $157.3 million in long-term borrowings during the fourth quarter of fiscal 2013. See Liquidity and Capital Resources below for additional discussion.

EBITDA and Adjusted EBITDA

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

The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of Adjusted EBITDA, as so calculated, to our net cash provided by operating activities:

	Three Months Ended
	December 28,	December 29,
(Dollars in thousands)	2013	2012
Net income	$58,671	$57,620
Add:
Provision for income taxes	177	132
Interest expense, net	21,207	24,556
Depreciation and amortization	34,827	30,527

EBITDA	114,882	112,835
Unrealized (non-cash) losses on changes in fair value of derivatives	290	3,614
Integration-related costs	2,536	1,024

Adjusted EBITDA	117,708	117,473
Add (subtract):
Provision for income taxes	(177)	(132)
Interest expense, net	(21,207)	(24,556)
Unrealized (non-cash) (losses) on changes in fair value of derivatives	(290)	(3,614)
Integration-related costs	(2,536)	(1,024)
Compensation cost recognized under Restricted Unit Plans	1,638	1,240
(Gain) on disposal of property, plant and equipment, net	(237)	(2,267)
Changes in working capital and other assets and liabilities	(90,738)	(25,583)

Net cash provided by operating activities	$4,161	$61,537

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first quarter of fiscal 2014 was $4.2 million, compared to net cash provided by operating activities of $61.5 million in the prior year first quarter. The decrease in net cash provided by operating activities was primarily attributable to an increase in working capital principally stemming from an increase in propane wholesale product costs. Average posted prices for propane during the first quarter of fiscal 2014 increased 35.0% compared to the prior year first quarter, which resulted in a substantial increase in working capital year-over-year. Also, cash flows from operating activities for the first three months of fiscal 2013 benefited to an extent by the realization of working capital acquired in the Inergy Propane acquisition.

Investing Activities. Net cash used in investing activities of $3.4 million for the first quarter of fiscal 2014 consisted of capital expenditures of $9.3 million (including approximately $3.4 million for maintenance expenditures and $5.9 million to support the growth of operations), partially offset by $5.9 million in net proceeds from the sale of property, plant and equipment.

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

Financing Activities. Net cash used in financing activities for the first quarter of fiscal 2014 of $52.7 million reflects the quarterly distribution to Common Unitholders at a rate of $0.8750 per Common Unit paid in respect of the fourth quarter of fiscal 2013.

Net cash used in financing activities for the first quarter of fiscal 2013 of $48.6 million reflects the quarterly distribution to Common Unitholders at a rate of $0.8525 per Common Unit paid in respect of the fourth quarter of fiscal 2012.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of December 28, 2013, our long-term debt consisted of $496.6 million in aggregate principal amount of 7.5% senior notes due October 1, 2018, $250.0 million in aggregate principal amount of 7.375% senior notes due March 15, 2020, $346.2 million in aggregate principal amount of 7.375% senior notes due August 1, 2021 and $100.0 million outstanding under our senior secured Revolving Credit Facility.

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

Borrowings under the Revolving Credit Facility of the Amended Credit Agreement may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. Our Operating Partnership has the right to prepay loans under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. We have standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $46.7 million primarily in support of retention levels under our self-insurance programs, which expire periodically through April 15, 2014. Therefore, as of December 28, 2013, we had available borrowing capacity of $253.3 million under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility of the Amended Credit Agreement bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1⁄2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of December 28, 2013, the interest rate for the Revolving Credit Facility was approximately 2.5%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.

The amendment on August 1, 2012 to the Amended Credit Agreement also amended certain restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, as well as certain financial covenants, including (a) requiring the Partnership’s consolidated interest coverage ratio, as defined in the amendment, to be not less than 2.0 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined in the amendment, of the Partnership from being greater than 7.0 to 1.0 as of the end of any fiscal quarter. The minimum consolidated interest coverage ratio increases over time, and commencing with the second quarter of fiscal 2014, such minimum ratio will be 2.5 to 1.0. The maximum consolidated leverage ratio decreased over time, as well as upon the occurrence of certain events, and commencing with the second quarter of fiscal 2013, such maximum ratio is 4.75 to 1.0 (or 5.0 to 1.0 during an acquisition period, as defined in the amendment). As of December 28, 2013, the requirements for minimum consolidated interest coverage ratio and maximum consolidated leverage ratio were 2.25 to 1.0 and 4.75 to 1.0, respectively.

In connection with the Amended Credit Agreement, our Operating Partnership entered into a forward starting interest rate swap agreement with a June 25, 2013 effective date and a maturity date of January 5, 2017. Under this interest rate swap agreement, our Operating Partnership will pay a fixed interest rate of 1.63% to the issuing lender on the notional principal amount outstanding, and the issuing lender will pay our Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The interest rate swap has been designated as a cash flow hedge.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We and our Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of December 28, 2013.

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

On January 23, 2014, we announced a quarterly distribution of $0.8750 per Common Unit, or $3.50 on an annualized basis, in respect of the first quarter of fiscal 2014 payable on February 11, 2014 to holders of record on February 4, 2014.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000. At December 28, 2013, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $28.0 million and $20.7 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At December 28, 2013, we had accrued insurance liabilities of $58.8 million, and an insurance recovery asset of $18.4 million related to the amount of the liability expected to be covered by insurance carriers.

Legal Matters

Our operations are subject to operating hazards and risks normally incidental to handling, storing and delivering combustible liquids such as propane. We have been, and will continue to be, a defendant in various legal proceedings and litigation as a result of these operating hazards and risks, and as a result of other aspects of its business. Although any litigation is inherently uncertain, based on past experience, the information currently available to us, and the amount of our accrued insurance liabilities, we do not believe that currently pending or threatened litigation matters, or known claims or known contingent claims, will have a material adverse effect on our results of operations, financial condition or cash flow. On February 4, 2014, the plaintiffs in a previously reported putative class action (in which no class was ever certified) filed a voluntary dismissal with prejudice of all remaining claims, terminating such action.

Off-Balance Sheet Arrangements

Guarantees

We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2020. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was approximately $16.0 million as of December 28, 2013. The fair value of residual value guarantees for outstanding operating leases was de minimis as of December 28, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We enter into product supply contracts that are generally one-year agreements subject to annual renewal, and also purchase product on the open market. Our propane supply contracts typically provide for pricing based upon index formulas using the posted prices established at major supply points such as Mont Belvieu, Texas, or Conway, Kansas (plus transportation costs) at the time of delivery. In addition, to supplement our annual purchase requirements, we may utilize forward fixed price purchase contracts to acquire a portion of the propane that we resell to our customers, which allows us to manage our exposure to unfavorable changes in commodity prices and to help ensure adequate physical supply. The percentage of contract purchases, and the amount of supply contracted for under forward contracts at fixed prices, will vary from year to year based on market conditions. In certain instances, and when market conditions are favorable, we are able to purchase product under our supply arrangements at a discount to the market.

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

Under our hedging and risk management strategies, we enter into a combination of exchange-traded futures and options contracts and, in certain instances, over-the-counter options and swap contracts (collectively, “derivative instruments”) to manage the price risk associated with physical product and with future purchases of the commodities used in our operations, principally propane and fuel oil, as well as to help ensure the availability of product during periods of high demand. In addition, the Partnership sells propane and fuel oil to customers at fixed prices, and enters into derivative instruments to hedge a portion of its exposure to fluctuations in commodity prices as a result of selling the fixed price contracts. We do not use derivative instruments for speculative or trading purposes. Futures and swap contracts require that we sell or acquire propane or fuel oil at a fixed price for delivery at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane or fuel oil at a specified price during a specified time period. However, the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of the product to the respective party or are settled by the payment of a net amount equal to the difference between the then market price and the fixed contract price or option exercise price. To the extent that we utilize derivative instruments to manage exposure to commodity price risk and commodity prices move adversely in relation to the contracts, we could suffer losses on those derivative instruments when settled. Conversely, if prices move favorably, we could realize gains. Under our hedging and risk management strategy, realized gains or losses on derivative instruments will typically offset losses or gains on the physical inventory once the product is sold to customers at market prices, or delivered to customers as it pertains to fixed price contracts.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1⁄2 of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the total ratio of debt to consolidated EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. The interest rate swaps have been designated as a cash flow hedge. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At December 28, 2013, the fair value of the interest rate swaps was a net liability of $2.2 million, which is included within other current liabilities and other liabilities, as applicable, with a corresponding unrealized loss reflected in accumulated OCI.

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

Sensitivity Analysis

In an effort to estimate our exposure to unfavorable market price changes in commodities related to our open positions under derivative instruments, we developed a model that incorporates the following data and assumptions:

A.	The fair value of open positions as of December 28, 2013.

B.	The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, a hypothetical 10% adverse change in market prices for open derivative instruments as of December 28, 2013 indicates an increase in potential future net losses of $2.4 million. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2013. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

ITEM 4.	CONTROLS AND PROCEDURES

(a) The Partnership maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the Partnership’s filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of December 28, 2013. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of December 28, 2013, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 28, 2013 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, Note 10 to the Condensed Consolidated Financial Statements, of this Form 10-Q is hereby incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

INDEX TO EXHIBITS

The exhibits listed on this Exhibit Index are filed as part of this Quarterly Report. Exhibits required to be filed by Item 601 of Regulation S-K, which are not listed below, are not applicable.

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

SUBURBAN PROPANE PARTNERS, L.P.

February 6, 2014	By:	/s/ MICHAEL A. STIVALA
Date		Michael A. Stivala
Chief Financial Officer

February 6, 2014	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Vice President and Chief Accounting Officer