Form 10-Q
period 2014-03-29
SUBURBAN PROPANE PARTNERS LP
filed 2014-05-08
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2014

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

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 29,	September 28,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$68,778	$107,232
Accounts receivable, less allowance for doubtful accounts of $10,350 and $6,786, respectively	295,330	94,854
Inventories	96,521	77,623
Other current assets	22,317	13,613

Total current assets	482,946	293,322
Property, plant and equipment, net	857,687	888,232
Goodwill	1,087,429	1,087,429
Other intangible assets, net	387,975	416,771
Other assets	37,508	42,233

Total assets	$2,853,545	$2,727,987

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$73,961	$52,766
Accrued employment and benefit costs	26,835	23,559
Customer deposits and advances	46,930	107,562
Accrued interest	24,970	24,357
Other current liabilities	30,287	25,650

Total current liabilities	202,983	233,894
Long-term borrowings	1,296,580	1,245,237
Accrued insurance	48,524	51,502
Other liabilities	67,642	68,228

Total liabilities	1,615,729	1,598,861

Commitments and contingencies
Partners’ capital:
Common Unitholders (60,306 and 60,231 units issued and outstanding at March 29, 2014 and September 28, 2013, respectively)	1,282,816	1,176,479
Accumulated other comprehensive loss	(45,000)	(47,353)

Total partners’ capital	1,237,816	1,129,126

Total liabilities and partners’ capital	$2,853,545	$2,727,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	March 29,	March 30,
	2014	2013
Revenues
Propane	$728,504	$540,537
Fuel oil and refined fuels	93,722	92,795
Natural gas and electricity	39,083	29,732
All other	12,463	15,362

	873,772	678,426
Costs and expenses
Cost of products sold	517,198	346,999
Operating	131,731	126,371
General and administrative	20,517	19,763
Depreciation and amortization	33,282	31,316

	702,728	524,449
Operating income	171,044	153,977
Interest expense, net	21,226	24,343

Income before provision for income taxes	149,818	129,634
Provision for income taxes	271	150

Net income	$149,547	$129,484

Income per Common Unit—basic	$2.47	$2.26

Weighted average number of Common Units outstanding—basic	60,425	57,185

Income per Common Unit—diluted	$2.46	$2.25

Weighted average number of Common Units outstanding—diluted	60,692	57,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Six Months Ended
	March 29,	March 30,
	2014	2013
Revenues
Propane	$1,167,098	$933,322
Fuel oil and refined fuels	147,990	154,941
Natural gas and electricity	57,399	48,121
All other	27,341	32,745

	1,399,828	1,169,129
Costs and expenses
Cost of products sold	797,724	592,099
Operating	245,044	241,307
General and administrative	37,852	37,595
Depreciation and amortization	68,109	61,843

	1,148,729	932,844
Operating income	251,099	236,285
Interest expense, net	42,433	48,899

Income before provision for income taxes	208,666	187,386
Provision for income taxes	448	282

Net income	$208,218	$187,104

Income per Common Unit—basic	$3.45	$3.27

Weighted average number of Common Units outstanding—basic	60,409	57,169

Income per Common Unit—diluted	$3.43	$3.26

Weighted average number of Common Units outstanding—diluted	60,668	57,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2014	2013	2014	2013
Net income	$149,547	$129,484	$208,218	$187,104
Other comprehensive income:
Net unrealized (losses) gains on cash flow hedges	(90)	331	(256)	318
Reclassification of realized losses on cash flow hedges into earnings	346	679	699	1,399
Amortization of net actuarial losses and prior service credits into earnings	955	1,199	1,910	2,398

Other comprehensive income	1,211	2,209	2,353	4,115

Total comprehensive income	$150,758	$131,693	$210,571	$191,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 29,	March 30,
	2014	2013
Cash flows from operating activities:
Net income	$208,218	$187,104
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	68,109	61,843
Other, net	1,714	(1,764)
Changes in assets and liabilities:
Accounts receivable	(200,476)	(102,595)
Inventories	(18,898)	12,767
Other current and noncurrent assets	(6,280)	(3,922)
Accounts payable	21,195	23,416
Accrued employment and benefit costs	3,276	7,679
Customer deposits and advances	(60,632)	(61,506)
Accrued insurance	(2,978)	8,061
Other current and noncurrent liabilities	7,139	2,880

Net cash provided by operating activities	20,387	133,963

Cash flows from investing activities:
Capital expenditures	(14,357)	(12,894)
Proceeds from sale of property, plant and equipment	5,986	3,892
Adjustment to purchase price for Inergy Propane	—	5,850

Net cash (used in) investing activities	(8,371)	(3,152)

Cash flows from financing activities:
Repayment of long-term borrowings	(6,700)	—
Proceeds from long-term borrowings	61,700	—
Partnership distributions	(105,470)	(98,570)

Net cash (used in) financing activities	(50,470)	(98,570)

Net (decrease) increase in cash and cash equivalents	(38,454)	32,241
Cash and cash equivalents at beginning of period	107,232	134,317

Cash and cash equivalents at end of period	$68,778	$166,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

			Accumulated
			Other	Total
	Number of	Common	Comprehensive	Partners’
	Common Units	Unitholders	(Loss)	Capital
Balance at September 28, 2013	60,231	$1,176,479	$(47,353)	$1,129,126
Net income		208,218		208,218
Other comprehensive income			2,353	2,353
Partnership distributions		(105,470)		(105,470)
Common Units issued under
Restricted Unit Plans	75
Compensation cost recognized under
Restricted Unit Plans, net of forfeitures		3,589		3,589

Balance at March 29, 2014	60,306	$1,282,816	$(45,000)	$1,237,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1. Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 60,306,034 Common Units outstanding at March 29, 2014. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership as amended (the “Partnership Agreement”). Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The following summarizes the gross fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheet as of March 29, 2014 and September 28, 2013, respectively:

	As of March 29, 2014		As of September 28, 2013
	Location	Fair Value	Location	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$2,421	Other current assets	$2,546
	Other assets	90	Other assets	716

		$2,511		$3,262

	Location	Fair Value	Location	Fair Value
Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate swap	Other current liabilities	$1,344	Other current liabilities	$1,307
	Other liabilities	641	Other liabilities	1,121

		$1,985		$2,428

Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$798	Other current liabilities	$430

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Six Months Ended		Six Months Ended
	March 29, 2014		March 30, 2013
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$1,847	$—	$5,002	$1,209
Beginning balance realized during the period	(389)	—	(3,604)	(1,151)
Contracts purchased during the period	—	159	1,991	—
Change in the fair value of outstanding contracts	42	—	(962)	(54)

Ending balance of over-the-counter options	$1,500	$159	$2,427	$4

As of March 29, 2014 and September 28, 2013, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately four months.

The effect of the Partnership’s derivative instruments on the condensed consolidated statement of operations and the condensed consolidated statement of comprehensive income, as applicable, for the three and six months ended March 29, 2014 and March 30, 2013 are as follows:

	Three months ended March 29, 2014			Three months ended March 30, 2013
Derivatives in Cash Flow Hedging Relationships	Gains (Losses) Recognized in OCI (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI into Income		Gains (Losses) Recognized in OCI (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI into Income
		Location	Amount		Location	Amount
Interest rate swap	$(90)	Interest expense	$(346)	$331	Interest expense	$(679)

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income	Amount of Unrealized Gains (Losses) Recognized in Income	Location of Gains (Losses) Recognized in Income	Amount of Unrealized Gains (Losses) Recognized in Income
Commodity-related derivatives	Cost of products sold	$291	Cost of products sold	$(2,646)

	Six months ended March 29, 2014			Six months ended March 30, 2013
Derivatives in Cash Flow Hedging Relationships	Gains (Losses) Recognized in OCI (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI into Income		Gains (Losses) Recognized in OCI (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI into Income
		Location	Amount		Location	Amount
Interest rate swap	$(256)	Interest expense	$(699)	$318	Interest expense	$(1,399)

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income	Amount of Unrealized Gains (Losses) Recognized in Income	Location of Gains (Losses) Recognized in Income	Amount of Unrealized Gains (Losses) Recognized in Income
Commodity-related derivatives	Cost of products sold	$1	Cost of products sold	$(6,260)

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of March 29, 2014
	Gross amounts	Effects of netting	Net amounts presented in the balance sheet
Asset Derivatives
Commodity-related derivatives	$4,013	$(1,502)	$2,511
Interest rate swap	2,495	(2,495)	—

	$6,508	$(3,997)	$2,511

Liability Derivatives
Commodity-related derivatives	$2,300	$(1,502)	$798
Interest rate swap	4,480	(2,495)	1,985

	$6,780	$(3,997)	$2,783

	As of September 28, 2013
	Gross amounts	Effects of netting	Net amounts presented in the balance sheet
Asset Derivatives
Commodity-related derivatives	$3,634	$(372)	$3,262
Interest rate swap	2,804	(2,804)	—

	$6,438	$(3,176)	$3,262

Liability Derivatives
Commodity-related derivatives	$802	$(372)	$430
Interest rate swap	5,232	(2,804)	2,428

	$6,034	$(3,176)	$2,858

The Partnership posted cash collateral of $579 and $-0- as of March 29, 2014 and September 28, 2013, respectively, with its brokers for outstanding commodity-related derivatives.

Bank Debt and Senior Notes. The fair value of the borrowings under the Revolving Credit Facility (defined below) approximates the carrying value since the interest rates are periodically adjusted to reflect market conditions. Based upon quoted market prices (a Level 1 input), the fair value of the Senior Notes (defined below) of the Partnership are as follows:

	As of
	March 29,	September 28,
	2014	2013
7.5% senior notes due October 1, 2018	$528,213	$533,799
7.375% senior notes due March 15, 2020	268,125	268,125
7.375% senior notes due August 1, 2021	383,394	372,143

	$1,179,732	$1,174,067

4. Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	March 29,	September 28,
	2014	2013
Propane, fuel oil and refined fuels and natural gas	$94,694	$75,885
Appliances	1,827	1,738

	$96,521	$77,623

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

	As of
	March 29,	September 28,
	2014	2013
Propane	$1,075,091	$1,075,091
Fuel oil and refined fuels	4,438	4,438
Natural gas and electricity	7,900	7,900

	$1,087,429	$1,087,429

6. Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and restricted units granted under the restricted unit plans to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under the restricted unit plans. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 266,948 and 259,433 units for the three and six months ended March 29, 2014, respectively, and 256,003 and 222,665 units for the three and six months ended March 30, 2013, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

7. Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	March 29,	September 28,
	2014	2013
7.5% senior notes, due October 1, 2018, including unamortized premium of $26,128 and $28,614, respectively	$522,685	$525,171
7.375% senior notes, due March 15, 2020, net of unamortized discount of $1,291 and $1,400, respectively	248,709	248,600
7.375% senior notes, due August 1, 2021, including unamortized premium of $24,006 and $25,286, respectively	370,186	371,466
Revolving Credit Facility, due January 5, 2017	155,000	100,000

	$1,296,580	$1,245,237

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

Credit Agreement

The Operating Partnership has an amended and restated credit agreement entered into on January 5, 2012, as amended on August 1, 2012 (the “Amended Credit Agreement”) that provides for a five-year $400,000 revolving credit facility (the “Revolving Credit Facility”) of which, $155,000 and $100,000 were outstanding as of March 29, 2014 and September 28, 2013, respectively. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

During the second quarter of fiscal 2014, the Partnership experienced a significant increase in working capital requirements as a result of the significant increase in wholesale propane costs. The increase in working capital resulted in the net borrowing of $55,000 under the Partnership’s Revolving Credit Facility in the second quarter of fiscal 2014. These additional borrowings were repaid in full in April 2014 with internally generated cash.

The amendment and restatement of the credit agreement on January 5, 2012 amended the previous credit agreement to, among other things, extend the maturity date from June 25, 2013 to January 5, 2017, reduce the borrowing rate and commitment fees, and amend certain affirmative and negative covenants.

On August 1, 2012, the Operating Partnership executed an amendment to the Amended Credit Agreement to, among other things, provide for (i) a $250,000 senior secured 364-Day Facility and (ii) an increase in its revolving credit facility under the Amended Credit Agreement from $250,000 to $400,000. The amendment to the Amended Credit Agreement on August 1, 2012 also amended certain restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, as well as certain financial covenants, including (a) requiring the Partnership’s consolidated interest coverage ratio, as defined in the amendment, to be not less than 2.0 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined in the amendment, of the Partnership from being greater than 7.0 to 1.0 as of the end of any fiscal quarter. The minimum consolidated interest coverage ratio increases over time, and commencing with the second quarter of fiscal 2014, such minimum ratio is 2.5 to 1.0. The maximum consolidated leverage ratio decreased over time, as well as upon the occurrence of certain events, and commencing with the second quarter of fiscal 2013, such maximum ratio will be 4.75 to 1.0 (or 5.0 to 1.0 during an acquisition period, as defined in the amendment). As of March 29, 2014, the requirements for minimum consolidated interest coverage ratio and maximum consolidated leverage ratio were 2.5 to 1.0 and 4.75 to 1.0, respectively.

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

Borrowings under the Revolving Credit Facility of the Amended Credit Agreement bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1⁄2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of March 29, 2014, the interest rate for the Revolving Credit Facility was approximately 2.5%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.

In connection with the Amended Credit Agreement, the Operating Partnership entered into a forward starting interest rate swap agreement with a June 25, 2013 effective date and a maturity date of January 5, 2017. Under this interest rate swap agreement, the Operating Partnership will pay a fixed interest rate of 1.63% to the issuing lender on the $100,000 notional principal amount outstanding, and the issuing lender will pay to the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The interest rate swap has been designated as a cash flow hedge.

As of March 29, 2014, the Partnership had standby letters of credit issued under the Revolving Credit Facility of the Amended Credit Agreement in the aggregate amount of $49,242 which expire periodically through March 15, 2015. Therefore, as of March 29, 2014, the Partnership had available borrowing capacity of $195,758 under the Revolving Credit Facility which, as a result of the repayment in April 2014 of $55,000 borrowed during the second quarter of fiscal 2014, unused borrowing capacity has increased to $250,758.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of March 29, 2014.

The aggregate amounts of long-term debt maturities subsequent to March 29, 2014 are as follows: fiscal 2014 through fiscal 2016: $-0-; fiscal 2017: $155,000; fiscal 2018: $496,557; and thereafter: $596,180.

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

On April 24, 2014, the Partnership announced a quarterly distribution of $0.8750 per Common Unit, or $3.50 per Common Unit on an annualized basis, in respect of the second quarter of fiscal 2014, payable on May 13, 2014 to holders of record on May 6, 2014.

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

Restricted Unit Plans. In fiscal 2000 and fiscal 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan and 2009 Restricted Unit Plan (collectively, the “Restricted Unit Plans”), respectively, which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership. The total number of Common Units authorized for issuance under the Restricted Unit Plans was 1,902,122 as of March 29, 2014. In accordance with an August 6, 2013 amendment to the Restricted Unit Plans, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, all restricted unit awards granted after the date of the amendment will vest 33.33% on each of the first three anniversaries of the award grant date. Prior to the August 6, 2013 amendment, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, restricted units issued under the Restricted Unit Plans vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the grant date. The Restricted Unit Plans participants are not eligible to receive quarterly distributions on, or vote, their respective restricted units until vested. Restricted units cannot be sold or transferred prior to vesting. The value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period. Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plans. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

During the six months ended March 29, 2014, the Partnership awarded 157,207 restricted units under the Restricted Unit Plans at an aggregate grant date fair value of $6,149. The following is a summary of activity for the Restricted Unit Plans for the six months ended March 29, 2014:

		Grant Date Fair
	Units	Value Per Unit
Outstanding September 28, 2013	527,627	$29.30
Awarded	157,207	39.12
Forfeited	(3,119)	(28.39)
Issued	(75,142)	(30.59)

Outstanding March 29, 2014	606,573	$31.69

As of March 29, 2014, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $8,612. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1.3 years. Compensation expense recognized under the Restricted Unit Plans, net of forfeitures, for the three and six months ended March 29, 2014, was $1,951 and $3,589, respectively, and $1,173 and $2,413 for the three and six months ended March 30, 2013, respectively.

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

As a result of the quarterly remeasurement of the liability for awards under the LTIP and 2014 LTIP, compensation expense for the three and six months ended March 29, 2014 was $153 and $1,505, respectively, and $436 and $1,719 for the three and six months ended March 30, 2013, respectively. As of March 29, 2014 and September 28, 2013, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $4,432 and $2,927, respectively, related to estimated future payments under the LTIP and 2014 LTIP.

10. Commitments and Contingencies

Self-Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of March 29, 2014 and September 28, 2013, the Partnership had accrued insurance liabilities of $58,214 and $58,152, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $16,315 and $18,330 as of March 29, 2014 and September 28, 2013, respectively.

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

11. Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2021. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $16,079 as of March 29, 2014. The fair value of residual value guarantees for outstanding operating leases was de minimis as of March 29, 2014 and September 28, 2013.

12. Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2014	2013	2014	2013
Interest cost	$1,443	$1,307	$2,887	$2,614
Expected return on plan assets	(1,275)	(1,320)	(2,551)	(2,641)
Amortization of net loss (gain)	1,123	1,321	2,246	2,643

Net periodic benefit cost	$1,291	$1,308	$2,582	$2,616

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Service cost	$1	$2	$3	$4
Interest cost	160	146	320	293
Amortization of prior service costs	(122)	(122)	(245)	(245)
Amortization of net loss (gain)	(46)	—	(91)	—

Net periodic benefit cost	$(7)	$26	$(13)	$52

There are no projected minimum employer cash contribution requirements under ERISA laws for fiscal 2014 under the Partnership’s defined benefit pension plan. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2014 is $1,337, of which $608 has been contributed during the six months ended March 29, 2014.

As a result of the Inergy Propane Acquisition, the Partnership contributes to multi-employer pension plans (“MEPP”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding. As of March 29, 2014, the Partnership had accrued $6,932 for its estimated obligation to certain MEPPs due to the Partnership’s voluntary partial withdrawal from one such MEPP and full withdrawal from four MEPPs. Due to the uncertainty regarding future factors that could trigger withdrawal liability, including the integration of Inergy Propane, the Partnership is unable to determine the amount and timing of any future withdrawal liability, if any.

13. Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive (loss) income for the three and six months ended March 29, 2014:

	For the three months ended March 29, 2014
	Gains and Losses on Cash Flow Hedges	Pension Benefits	Postretirement Benefits		Total
Balance, beginning of period	$(2,241)	$(48,864)	$4,894		$(46,211)

Other comprehensive income before reclassifications	(90)	—	—		(90)
Amounts reclassified from accumulated other comprehensive income	346 (a)	1,123 (b)	(168	)(b)	1,301

Net current period other comprehensive income	256	1,123	(168)		1,211

Balance, end of period	$(1,985)	$(47,741)	$4,726		$(45,000)

	For the six months ended March 29, 2014
	Gains and Losses on Cash Flow Hedges	Pension Benefits	Postretirement Benefits		Total
Balance, beginning of period	$(2,428)	$(49,987)	$5,062		$(47,353)

Other comprehensive income before reclassifications	(256)	—	—		(256)
Amounts reclassified from accumulated other comprehensive income	699 (a)	2,246 (b)	(336	)(b)	2,609

Net current period other comprehensive income	443	2,246	(336)		2,353

Balance, end of period	$(1,985)	$(47,741)	$4,726		$(45,000)

(a)	Reclassification of realized losses on cash flow hedges are recognized in interest expense.
(b)	These amounts are included in the computation of net periodic benefit cost. See Note 12, “Pension Plan and Other Postretirement Benefits”.

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

The following table presents certain relevant financial information by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2014	2013	2014	2013
Revenues:
Propane	$728,504	$540,537	$1,167,098	$933,322
Fuel oil and refined fuels	93,722	92,795	147,990	154,941
Natural gas and electricity	39,083	29,732	57,399	48,121
All other	12,463	15,362	27,341	32,745

Total revenues	$873,772	$678,426	$1,399,828	$1,169,129

Operating income:
Propane	$189,517	$178,285	$295,899	$282,445
Fuel oil and refined fuels	9,271	5,759	9,750	6,449
Natural gas and electricity	5,022	5,711	7,674	8,277
All other	(6,538)	(6,534)	(12,388)	(11,394)
Corporate	(26,228)	(29,244)	(49,836)	(49,492)

Total operating income	171,044	153,977	251,099	236,285
Reconciliation to net income:
Interest expense, net	21,226	24,343	42,433	48,899
Provision for income taxes	271	150	448	282

Net income	$149,547	$129,484	$208,218	$187,104

Depreciation and amortization:
Propane	$26,808	$24,718	$52,541	$49,388
Fuel oil and refined fuels	899	1,328	3,195	2,928
Natural gas and electricity	2	40	42	118
All other	192	217	397	291
Corporate	5,381	5,013	11,934	9,118

Total depreciation and amortization	$33,282	$31,316	$68,109	$61,843

	As of
	March 29,	September 28,
	2014	2013
Assets:
Propane	$2,589,935	$2,452,909
Fuel oil and refined fuels	95,864	77,473
Natural gas and electricity	23,586	16,789
All other	3,711	3,860
Corporate	140,449	176,956

Total assets	$2,853,545	$2,727,987

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and six months ended March 29, 2014. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 28, 2013.

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

Results of Operations and Financial Condition

Net income for the second quarter of fiscal 2014 was $149.5 million, or $2.47 per Common Unit, compared to net income of $129.5 million, or $2.26 per Common Unit, in the prior year second quarter. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the second quarter of fiscal 2014 amounted to $204.3 million, compared to $185.3 million in the prior year second quarter.

Net income and EBITDA for the second quarter of fiscal 2014 and 2013 included expenses of $2.2 million and $2.7 million, respectively, related to the ongoing integration of Inergy Propane. Excluding the effects of these charges, as well as the unrealized (non-cash) mark-to-market adjustments on derivative instruments in both quarters, Adjusted EBITDA (as defined and reconciled below) amounted to $206.3 million for the second quarter of fiscal 2014, an increase of $15.6 million, or 8.2%, compared to Adjusted EBITDA of $190.7 million in the prior year second quarter.

Retail propane gallons sold in the second quarter of fiscal 2014 increased 3.4 million gallons, or 1.6%, to 213.7 million gallons from 210.3 million gallons in the prior year second quarter. Sales of fuel oil and other refined fuels decreased 0.6 million gallons, to 22.6 million gallons compared to 23.2 million gallons in the prior year second quarter. According to the National Oceanic and Atmospheric Administration, average temperatures (as measured by heating degree days) across all of our service territories for the second quarter of fiscal 2014 were 9% colder than normal and 11% colder than the prior year second quarter. However, the weather pattern was characterized by considerably colder than normal temperatures in our service territories in the east and midwest regions, whereas our service territories in the west experienced unseasonably warm temperatures throughout the quarter. In fact, average temperatures in the western territories were 16% warmer than normal and 17% warmer than the prior year second quarter, which negatively impacted volumes sold in those territories. Additionally, supply and logistics issues that plagued the entire industry throughout much of the quarter, coupled with rising wholesale product costs, adversely impacted volumes for the fiscal 2014 second quarter.

Revenues of $873.8 million increased $195.3 million, or 28.8%, compared to the prior year second quarter, primarily due to higher retail selling prices associated with significantly higher wholesale product costs and, to a lesser extent, an increase in retail propane volumes sold. Average posted propane prices for the second quarter of fiscal 2014 were 51.1% higher than the prior year second quarter, basis Mont Belvieu, Texas, and, at other supply points, posted prices increased at an even greater rate. Average posted prices for fuel oil for the second quarter of fiscal 2014 were 1.0% lower than the prior year second quarter.

Cost of products sold for the second quarter of fiscal 2014 of $517.2 million increased $170.2 million, or 49.0%, compared to $347.0 million in the prior year second quarter, primarily due to higher wholesale propane costs and, to a lesser extent, higher propane volumes sold. In addition to the dramatic increase in posted propane prices, cost of products sold increased due to higher transportation costs associated with extraordinary measures we took to ensure that adequate propane supplies were delivered to our customer service centers to meet customer demand. Cost of products sold for the second quarter of fiscal 2014 also included a $0.3 million unrealized (non-cash) gain attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $2.6 million unrealized (non-cash) loss in the prior year second quarter. These unrealized gains and losses are excluded from Adjusted EBITDA for both periods in the table below.

Combined operating and general and administrative expenses of $152.2 million for the second quarter of fiscal 2014 were $6.1 million, or 4.2%, higher than the prior year second quarter, primarily due to higher overtime and vehicle expenses associated with increased activity, as well as increased variable compensation attributable to higher earnings. Depreciation and amortization expense of $33.3 million increased $2.0 million, or 6.3%, primarily due to the acceleration of depreciation expense on assets taken out of service as a result of integration activities. Net interest expense of $21.2 million decreased $3.1 million, or 12.8%, due to the reduction of $157.3 million in long-term borrowings during the fourth quarter of fiscal 2013.

With respect to the integration of Inergy Propane, with the heating season now completed, we have resumed our integration activities, which includes, among other things, finalizing our system conversions, further refinements to our operating model and routing activities and enhanced employee training. By the end of this fiscal year, we expect to be substantially completed with our systems and physical blending activities. As we prepare for the beginning of the new fiscal year in October 2014, we will continue to refine our operating platform as we strive toward our synergy goals from the combined company.

We experienced a significant increase in working capital needs during the first six months of fiscal 2014 primarily due to the significant increase in wholesale product costs. This increase in working capital requirements resulted in us borrowing $55.0 million under our Revolving Credit Facility in the second quarter of fiscal 2014. The borrowings were repaid in full in April 2014 with internally generated cash.

As announced on April 24, 2014, our Board of Supervisors has declared a quarterly distribution of $0.8750 per Common Unit for the three months ended March 29, 2014. On an annualized basis, this distribution rate equates to $3.50 per Common Unit. The $0.8750 per Common Unit distribution is payable on May 13, 2014 to Common Unitholders of record as of May 6, 2014.

Our anticipated cash requirements for the remainder of fiscal 2014 include: (i) maintenance and growth capital expenditures of approximately $15.6 million; (ii) interest payments of approximately $44.2 million; and (iii) cash distributions of approximately $105.5 million to our Common Unitholders based on the current quarterly distribution rate of $0.8750 per Common Unit. As of March 29, 2014, we had unused borrowing capacity under our Revolving Credit Facility of $195.8 million, after considering outstanding letters of credit of $49.2 million and outstanding borrowings of $155.0 million. With the repayment of the $55.0 million borrowed under the Revolving Credit Facility in April 2014, unused borrowing capacity has increased to $250.8 million.

Three Months Ended March 29, 2014 Compared to Three Months Ended March 30, 2013

Revenues

(Dollars in thousands)	Three Months Ended			Percent
	March 29,	March 30,	Increase /	Increase /
	2014	2013	(Decrease)	(Decrease)
Revenues
Propane	$728,504	$540,537	$187,967	34.8%
Fuel oil and refined fuels	93,722	92,795	927	1.0%
Natural gas and electricity	39,083	29,732	9,351	31.5%
All other	12,463	15,362	(2,899)	(18.9%)

Total revenues	$873,772	$678,426	$195,346	28.8%

Revenues from the distribution of propane and related activities of $728.5 million for the second quarter of fiscal 2014 increased $188.0 million, or 34.8%, compared to $540.5 million in the prior year second quarter, primarily due to higher average retail selling prices associated with higher wholesale product costs, and to a lesser extent, an increase in retail propane volumes sold. Average propane selling prices for the second quarter of fiscal 2014 increased 32.5% compared to the prior year second quarter due to higher wholesale product costs, resulting in a $170.6 million increase in revenues year-over-year. Retail propane gallons sold in the second quarter of fiscal 2014 increased 3.4 million gallons, or 1.6%, to 213.7 million gallons from 210.3 million gallons in the prior year second quarter, primarily as a result of colder average temperatures in our service territories in the east and mid-continent, offset to an extent by warmer average temperatures in our western territories. In addition, volumes sold during the second quarter of fiscal 2014 were adversely affected by supply constraints resulting from industry-wide supply and logistics issues that persisted throughout much of the second quarter, as well as customer conservation attributable to the significant rise in propane prices. Higher propane volumes sold resulted in an increase of $8.3 million in revenues during the second quarter of fiscal 2014 compared to the prior year second quarter. Included within the propane segment are revenues from other propane activities of $32.8 million for the second quarter of fiscal 2014, which increased $9.1 million compared to the prior year second quarter primarily due to higher volumes sold.

Revenues from the distribution of fuel oil and refined fuels of $93.7 million for the second quarter of fiscal 2014 increased $0.9 million, or 1.0%, from $92.8 million in the prior year second quarter, primarily due to higher selling prices, partially offset by lower volumes sold. Fuel oil and refined fuels gallons sold in the second quarter of fiscal 2014 decreased 0.6 million gallons, or 2.6%, to 22.6 million gallons from 23.2 million gallons in the prior year second quarter, primarily due to a decline in lower margin gasoline and diesel volumes. Average selling prices in our fuel oil and refined fuels segment in the second quarter of fiscal 2014 increased 3.7% compared to the prior year second quarter, resulting in a $3.3 million increase in revenues year-over-year. Lower fuel oil and refined fuels volumes sold resulted in a decrease of $2.4 million in revenues during the second quarter of fiscal 2014 compared to the prior year second quarter.

Revenues in our natural gas and electricity segment of $39.1 million for the second quarter of fiscal 2014 were $9.4 million higher compared to the prior year second quarter, primarily due to higher natural gas volumes sold as a result of colder average temperatures, as well as higher average selling prices for electricity from higher average product costs.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended			Percent
	March 29,	March 30,	Increase /	Increase /
	2014	2013	(Decrease)	(Decrease)
Cost of products sold
Propane	$409,007	$243,974	$165,033	67.6%
Fuel oil and refined fuels	73,697	75,954	(2,257)	(3.0%)
Natural gas and electricity	30,535	20,854	9,681	46.4%
All other	3,959	6,217	(2,258)	(36.3%)

Total cost of products sold	$517,198	$346,999	$170,199	49.0%

As a percent of total revenues	59.2%	51.1%

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

Average posted propane prices for the second quarter of fiscal 2014 were 51.1% higher than the prior year second quarter, basis Mont Belvieu, Texas, and, at other supply points, posted prices increased at an even greater rate. Average posted prices for fuel oil for the second quarter of fiscal 2014 were 1.0% lower than the prior year second quarter. Included in cost of products sold for the second quarters of fiscal 2014 and 2013 were unrealized (non-cash) gains of $0.3 million and unrealized (non-cash) losses of $2.6 million, respectively, attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, resulting in a decrease of $2.9 million in cost of products sold, all of which was reported in the propane segment.

Cost of products sold associated with the distribution of propane and related activities of $409.0 million for the second quarter of fiscal 2014 increased $165.0 million, or 67.6%, compared to the prior year second quarter, primarily due to higher wholesale product costs and, to a lesser extent, higher propane volumes sold. The increase in product costs was attributable to the dramatic rise in posted propane prices and higher transportation costs associated with extraordinary measures we took to ensure that adequate propane supplies were delivered to our customer service centers to meet customer demand. Higher average wholesale propane costs and higher propane volumes sold resulted in an increase of $151.8 million and $3.8 million, respectively, in cost of products sold during the second quarter of fiscal 2014 compared to the prior year second quarter. Cost of products sold from other propane activities increased $12.3 million in the second quarter of fiscal 2014 compared to the prior year second quarter.

Cost of products sold associated with our fuel oil and refined fuels segment of $73.7 million for the second quarter of fiscal 2014 decreased $2.3 million, or 3.0%, compared to the prior year second quarter. Lower fuel oil and refined fuels volumes sold and lower fuel oil and refined fuels average costs resulted in a decrease of $2.0 million and $0.3 million, respectively, in cost of products sold during the second quarter of fiscal 2014 compared to the prior year second quarter.

Cost of products sold in our natural gas and electricity segment of $30.5 million for the second quarter of fiscal 2014 increased $9.7 million, or 46.4%, compared to the prior year second quarter, primarily due to higher natural gas volumes sold and higher average electricity product costs.

For the second quarter of fiscal 2014, total cost of products sold as a percent of total revenues increased 8.1 percentage points to 59.2% from 51.1% in the prior year second quarter. The increase in cost of products sold as a percentage of revenues was primarily attributable to the rapid rise in wholesale propane costs outpacing the rise in propane average selling prices during the second quarter of fiscal 2014.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	March 29,	March 30,		Percent
	2014	2013	Increase	Increase
Operating expenses	$131,731	$126,371	$5,360	4.2%
As a percent of total revenues	15.1%	18.6%

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

Operating expenses of $131.7 million in the second quarter of fiscal 2014 increased $5.3 million, or 4.2%, compared to $126.4 million in the prior year second quarter, primarily due to higher overtime and vehicle expenses attributable to higher volumes sold and harsh weather conditions, as well as increased variable compensation associated with higher earnings. In addition, the year-over-year increase in operating expenses was also attributable to higher bad debt expense as a result of higher revenues, offset to an extent by synergies realized associated with the integration of Inergy Propane operations. Operating expenses for the second quarter of fiscal 2014 and fiscal 2013 included integration-related expenses of $1.6 million and $1.0 million, respectively, associated with the integration of the Inergy Propane operations. These integration-related expenses were excluded from our calculation of Adjusted EBITDA.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	March 29,	March 30,		Percent
	2014	2013	Increase	Increase
General and administrative expenses	$20,517	$19,763	$754	3.8%
As a percent of total revenues	2.3%	2.9%

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

General and administrative expenses of $20.5 million for second quarter of fiscal 2014 increased $0.7 million, or 3.8%, compared to $19.8 million in the prior year second quarter, primarily due to higher payroll and benefit related expenses, partially offset by lower legal expenses associated with uninsured matters. General and administrative expenses for the second quarter of fiscal 2014 and fiscal 2013 included $0.6 million and $1.7 million, respectively, of professional services and other expenses associated with the integration of Inergy Propane. These integration-related items were excluded from our calculation of Adjusted EBITDA for both periods.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	March 29,	March 30,		Percent
	2014	2013	Increase	Increase
Depreciation and amortization	$33,282	$31,316	$1,966	6.3%
As a percent of total revenues	3.8%	4.6%

Depreciation and amortization expense of $33.3 million for the second quarter of fiscal 2014 increased $2.0 million compared to the prior year second quarter, primarily due to acceleration of depreciation expense on buildings, vehicles and equipment taken out of service as a result of integration activities.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	March 29,	March 30,		Percent
	2014	2013	Decrease	Decrease
Interest expense, net	$21,226	$24,343	$(3,117)	(12.8%)
As a percent of total revenues	2.4%	3.6%

Net interest expense of $21.2 million for the second quarter of fiscal 2014 decreased $3.1 million compared to the prior year second quarter, primarily due to the reduction of $157.3 million in long-term borrowings during the fourth quarter of fiscal 2013. See Liquidity and Capital Resources below for additional discussion.

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

The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of Adjusted EBITDA, as so calculated, to our net cash provided by operating activities:

(Dollars in thousands)	Three Months Ended
	March 29,	March 30,
	2014	2013
Net income	$149,547	$129,484
Add:
Provision for income taxes	271	150
Interest expense, net	21,226	24,343
Depreciation and amortization	33,282	31,316

EBITDA	204,326	185,293
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(291)	2,646
Integration-related costs	2,234	2,729

Adjusted EBITDA	206,269	190,668
Add (subtract):
Provision for income taxes	(271)	(150)
Interest expense, net	(21,226)	(24,343)
Unrealized (non-cash) gains (losses) on changes in fair value of derivatives	291	(2,646)
Integration-related costs	(2,234)	(2,729)
(Gain) on disposal of property, plant and equipment, net	(282)	(323)
Compensation cost recognized under Restricted Unit Plans	1,951	1,173
Changes in working capital and other assets and liabilities	(168,272)	(89,224)

Net cash provided by operating activities	$16,226	$72,426

Six Months Ended March 29, 2014 Compared to Six Months Ended March 30, 2013

Revenues

(Dollars in thousands)	Six Months Ended			Percent
	March 29,	March 30,	Increase /	Increase /
	2014	2013	(Decrease)	(Decrease)
Revenues
Propane	$1,167,098	$933,322	$233,776	25.0%
Fuel oil and refined fuels	147,990	154,941	(6,951)	(4.5%)
Natural gas and electricity	57,399	48,121	9,278	19.3%
All other	27,341	32,745	(5,404)	(16.5%)

Total revenues	$1,399,828	$1,169,129	$230,699	19.7%

Average temperatures (as measured by heating degree days) across all of our service territories for the first six months of fiscal 2014 were 5% colder than normal and 10% colder than the comparable prior year period. However, the weather pattern during the first six months of fiscal 2014 was characterized by warmer than normal temperatures for the first two months of the period, followed by significantly colder than normal temperatures for the remainder of the period. In addition, we experienced considerably colder than normal temperatures in our east and midwest service territories, but sustained unseasonably warm temperatures in our western territories. In fact, average temperatures in our western territories during the first six months of fiscal 2014 were 11% warmer than normal and 6% warmer than the comparable prior year period.

Revenues from the distribution of propane and related activities of $1,167.1 million for the first six months of fiscal 2014 increased $233.8 million, or 25.0%, compared to $933.3 million in the comparable prior year period, primarily due to higher average retail selling prices associated with higher wholesale propane costs, and to a lesser extent, an increase in retail propane volumes sold. Average propane selling prices for the first six months of fiscal 2014 increased 23.4% compared to the first six months of the prior year due to higher product costs, resulting in a $212.3 million increase in revenues year-over-year. Retail propane gallons sold in the first six months of fiscal 2014 increased 7.3 million gallons, or 2.0%, to 371.5 million gallons from 364.2 million gallons in the comparable prior year period, primarily as a result of colder average temperatures in the first six months fiscal 2014 compared to the first six months of fiscal 2013. Volumes sold during the first six months of fiscal 2014 were adversely affected by supply constraints resulting from industry-wide supply and logistics issues that persisted throughout much of the period, as well as customer conservation attributable to the significant rise in propane prices. Higher propane volumes sold resulted in an increase of $17.8 million in revenues during the first six months of fiscal 2014 compared to the first six months of the prior year. Included within the propane segment are revenues from other propane activities of $48.7 million for the first six months of fiscal 2014, representing an increase of $3.7 million compared to the first six months of the prior year primarily due to higher volumes sold.

Revenues from the distribution of fuel oil and refined fuels of $148.0 million for the first six months of fiscal 2014 decreased $6.9 million, or 4.5%, from $154.9 million in the comparable prior year period, primarily due to lower volumes sold, partially offset by higher average selling prices. Fuel oil and refined fuels gallons sold in the first six months of fiscal 2014 decreased 2.5 million gallons, or 6.4%, to 36.6 million gallons from 39.1 million gallons in the comparable prior year period, primarily due to a decline in lower margin gasoline and diesel volumes. Lower fuel oil and refined fuels volumes sold resulted in a decrease of $9.9 million in revenues during the first six months of fiscal 2014 compared to the first six months of the prior year. Average selling prices in our fuel oil and refined fuels segment increased 2.0% during the first six months of fiscal 2014 compared to the first six months of the prior year, resulting in a $3.0 million increase in revenues year-over-year.

Revenues in our natural gas and electricity segment of $57.4 million for the first six months of fiscal 2014 increased $9.3 million, or 19.3%, over the comparable prior year period, primarily due to higher natural gas volumes sold as a result of colder average temperatures, as well as higher average selling prices for electricity as a result of higher average product costs.

Cost of Products Sold

(Dollars in thousands)	Six Months Ended			Percent
	March 29,	March 30,	Increase /	Increase /
	2014	2013	(Decrease)	(Decrease)
Cost of products sold
Propane	$628,147	$418,590	$209,557	50.1%
Fuel oil and refined fuels	117,446	127,432	(9,986)	(7.8%)
Natural gas and electricity	43,397	33,564	9,833	29.3%
All other	8,734	12,513	(3,779)	(30.2%)

Total cost of products sold	$797,724	$592,099	$205,625	34.7%

As a percent of total revenues	57.0%	50.6%

Average posted propane prices for the first six months of fiscal 2014 were 43.0% higher than the comparable prior year period (basis Mont Belvieu, Texas). The significant rise in average posted propane prices, which increased at an even greater rate at other supply points, translated into a significant rise in wholesale propane costs. Average posted prices for fuel oil for the first six months of fiscal 2014 were 1.4% lower than the comparable prior year period. Included in cost of products sold for the first six months of fiscal 2014 were de minimis unrealized (non-cash) gains attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to an unrealized (non-cash) loss of $6.3 million in the first six months of the prior year, resulting in a decrease of $6.3 million in cost of products sold, all of which was reported in the propane segment.

Cost of products sold associated with the distribution of propane and related activities of $628.1 million for the first six months of fiscal 2014 increased $209.6 million, or 50.1%, compared to the first six months of the prior year, primarily due to higher wholesale product costs and, to a lesser extent, higher propane volumes sold. The increase in product costs was attributable to the dramatic rise in posted propane prices and higher transportation costs associated with extraordinary measures we took to ensure that adequate propane supplies were delivered to our customer service centers to meet customer demand. Higher average propane costs and higher propane volumes sold resulted in increases of $198.6 million and $8.1 million, respectively, in cost of products sold during the first six months of fiscal 2014 compared to the first six months of the prior year. Cost of products sold from other propane activities increased $9.2 million.

Cost of products sold associated with our fuel oil and refined fuels segment of $117.4 million for the first six months of fiscal 2014 decreased $10.0 million, or 7.8%, compared to the first six months of the prior year. Lower fuel oil and refined fuels volumes sold and lower fuel oil and refined fuels average costs resulted in decreases of $8.1 million and $1.9 million, respectively, in cost of products sold during the first six months of fiscal 2014 compared to the corresponding period of the prior year.

Cost of products sold in our natural gas and electricity segment of $43.4 million for the first six months of fiscal 2014 increased $9.8 million compared to the first six months of the prior year, primarily due to higher natural gas volumes sold and higher average electricity product costs.

For the first six months of fiscal 2014, total cost of products sold as a percent of total revenues increased 6.4 percentage points to 57.0% from 50.6% in the comparable prior year period. The increase in cost of products sold as a percentage of revenues was primarily attributable to the rise in wholesale propane costs outpacing the rise in propane average selling prices during the first six months of fiscal 2014.

Operating Expenses

(Dollars in thousands)	Six Months Ended
	March 29,	March 30,		Percent
	2014	2013	Increase	Increase
Operating expenses	$245,044	$241,307	$3,737	1.5%
As a percent of total revenues	17.5%	20.6%

Operating expenses of $245.0 million in the first six months of fiscal 2014 increased $3.7 million, or 1.5%, compared to $241.3 million in the first six months of the prior year, primarily due to higher overtime and vehicle expenses attributable to higher volumes sold and harsh weather conditions, as well as increased variable compensation associated with higher earnings. In addition, the year-over-year increase in operating expenses was attributable to higher bad debt expense as a result of higher revenues, offset to an extent by synergies realized associated with the integration of Inergy Propane operations. Operating expenses for the first six months of fiscal 2014 included integration-related expenses of $2.8 million associated with the integration of the Inergy Propane operations, compared to $1.0 million of integration-related expenses in the first six months of fiscal 2013. These integration-related expenses were excluded from our calculation of Adjusted EBITDA.

General and Administrative Expenses

(Dollars in thousands)	Six Months Ended
	March 29,	March 30,		Percent
	2014	2013	Increase	Increase
General and administrative expenses	$37,852	$37,595	$257	0.7%
As a percent of total revenues	2.7%	3.2%

General and administrative expenses of $37.9 million for the first six months of fiscal 2014 were relatively flat compared to the first six months of the prior year as slightly higher payroll and benefit related expenses were mostly offset by lower legal expenses associated with uninsured matters. In addition, general and administrative expenses for the first six months of fiscal 2014 and fiscal 2013 included $2.0 million and $2.7 million, respectively, of professional services and other expenses associated with the integration of Inergy Propane. These integration-related items were excluded from our calculation of Adjusted EBITDA for both periods.

Depreciation and Amortization

(Dollars in thousands)	Six Months Ended
	March 29,	March 30,		Percent
	2014	2013	Increase	Increase
Depreciation and amortization	$68,109	$61,843	$6,266	10.1%
As a percent of total revenues	4.9%	5.3%

Depreciation and amortization expense of $68.1 million for the first six months of fiscal 2014 increased $6.3 million compared to the prior year period, primarily as a result of acceleration of depreciation expense on buildings, vehicles and equipment taken out of service as a result of integration activities.

Interest Expense, net

(Dollars in thousands)	Six Months Ended
	March 29,	March 30,		Percent
	2014	2013	Decrease	Decrease
Interest expense, net	$42,433	$48,899	$(6,466)	(13.2%)
As a percent of total revenues	3.0%	4.2%

Net interest expense of $42.4 million for the first six months of fiscal 2014 decreased $6.5 million compared to the first six months of the prior year, primarily due to the reduction of $157.3 million in long-term borrowings during the fourth quarter of fiscal 2013. See Liquidity and Capital Resources below for additional discussion.

EBITDA and Adjusted EBITDA

The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of Adjusted EBITDA, as so calculated, to our net cash provided by operating activities:

(Dollars in thousands)	Six Months Ended
	March 29,	March 30,
	2014	2013
Net income	$208,218	$187,104
Add:
Provision for income taxes	448	282
Interest expense, net	42,433	48,899
Depreciation and amortization	68,109	61,843

EBITDA	319,208	298,128
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(1)	6,260
Integration-related costs	4,770	3,753

Adjusted EBITDA	323,977	308,141
Add (subtract):
Provision for income taxes	(448)	(282)
Interest expense, net	(42,433)	(48,899)
Unrealized (non-cash) gains (losses) on changes in fair value of derivatives	1	(6,260)
Integration-related costs	(4,770)	(3,753)
(Gain) on disposal of property, plant and equipment, net	(519)	(2,590)
Compensation cost recognized under Restricted Unit Plans	3,589	2,413
Changes in working capital and other assets and liabilities	(259,010)	(114,807)

Net cash provided by operating activities	$20,387	$133,963

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first six months of fiscal 2014 and fiscal 2013 was $20.4 million and $134.0 million, respectively. The decrease in net cash provided by operating activities was primarily attributable to a substantial increase in working capital requirements as a result of the impact of the significant increase in wholesale propane costs on our inventory, revenues and resulting accounts receivables, offset to an extent by a year-over-year increase in earnings. Also, cash flows from operating activities for the first six months of fiscal 2013 benefited to an extent by the realization of working capital acquired in the Inergy Propane acquisition.

Investing Activities. Net cash used in investing activities of $8.4 million for the first six months of fiscal 2014 consisted of capital expenditures of $14.4 million (including approximately $7.8 million for maintenance expenditures and $6.6 million to support the growth of operations), partially offset by $6.0 million in net proceeds from the sale of property, plant and equipment.

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

Financing Activities. Net cash used in financing activities for the first six months of fiscal 2014 of $50.5 million reflects $105.5 million in quarterly distributions to Common Unitholders at a rate of $0.8750 per Common Unit paid in respect of the fourth quarter of fiscal 2013 and first quarter of fiscal 2014, offset by net borrowings of $55.0 million under our Revolving Credit Facility to fund working capital requirements.

Net cash used in financing activities for the first six months of fiscal 2013 of $98.6 million reflects the quarterly distribution to Common Unitholders at a rate of $0.8525 per Common Unit paid in respect of the fourth quarter of fiscal 2012 and at a rate of $0.8750 per Common Unit paid in respect of the first quarter of fiscal 2013.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of March 29, 2014, our long-term debt consisted of $496.6 million in aggregate principal amount of 7.5% senior notes due October 1, 2018, $250.0 million in aggregate principal amount of 7.375% senior notes due March 15, 2020, $346.2 million in aggregate principal amount of 7.375% senior notes due August 1, 2021 and $155.0 million outstanding under our senior secured Revolving Credit Facility.

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

Credit Agreement

Our Operating Partnership has an amended and restated credit agreement entered into on January 5, 2012, as amended on August 1, 2012 (the “Amended Credit Agreement”) that provides for a five-year $400.0 million revolving credit facility (the “Revolving Credit Facility”) of which, $155.0 million was outstanding as of March 29, 2014. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. Our Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

During the second quarter of fiscal 2014, we experienced a significant increase in working capital requirements as a result of the impact of the significant increase in wholesale propane costs. This increase in working capital requirements resulted in the net borrowing of $55.0 million under the Partnership’s Revolving Credit Facility in the second quarter of fiscal 2014. The borrowings were repaid in full in April 2014 with internally generated cash.

The amendment and restatement of the credit agreement on January 5, 2012 amended the previous credit agreement to, among other things, extend the maturity date from June 25, 2013 to January 5, 2017, reduce the borrowing rate and commitment fees, and amend certain affirmative and negative covenants.

Borrowings under the Revolving Credit Facility of the Amended Credit Agreement may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. Our Operating Partnership has the right to prepay loans under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. We have standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $49.2 million primarily in support of retention levels under our self-insurance programs, which expire periodically through March 15, 2015. Therefore, as of March 29, 2014, we had available borrowing capacity of $195.8 million under the Revolving Credit Facility. With the repayment of the $55.0 million borrowed under the Revolving Credit Facility in April 2014, unused borrowing capacity has increased to $250.8 million.

Borrowings under the Revolving Credit Facility of the Amended Credit Agreement bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1⁄2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of March 29, 2014, the interest rate for the Revolving Credit Facility was approximately 2.5%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.

The amendment on August 1, 2012 to the Amended Credit Agreement also amended certain restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, as well as certain financial covenants, including (a) requiring the Partnership’s consolidated interest coverage ratio, as defined in the amendment, to be not less than 2.0 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined in the amendment, of the Partnership from being greater than 7.0 to 1.0 as of the end of any fiscal quarter. The minimum consolidated interest coverage ratio increases over time, and commencing with the second quarter of fiscal 2014, such minimum ratio will be 2.5 to 1.0. The maximum consolidated leverage ratio decreased over time, as well as upon the occurrence of certain events, and commencing with the second quarter of fiscal 2013, such maximum ratio is 4.75 to 1.0 (or 5.0 to 1.0 during an acquisition period, as defined in the amendment). As of March 29, 2014, the requirements for minimum consolidated interest coverage ratio and maximum consolidated leverage ratio were 2.5 to 1.0 and 4.75 to 1.0, respectively.

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

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We and our Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of March 29, 2014.

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

On April 24, 2014, we announced a quarterly distribution of $0.8750 per Common Unit, or $3.50 on an annualized basis, in respect of the second quarter of fiscal 2014 payable on May 13, 2014 to holders of record on May 6, 2014.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000. At March 29, 2014, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $28.2 million and $20.5 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At March 29, 2014, we had accrued insurance liabilities of $58.2 million, and an insurance recovery asset of $16.3 million related to the amount of the liability expected to be covered by insurance carriers.

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

Off-Balance Sheet Arrangements

Guarantees

We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2021. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was approximately $16.1 million as of March 29, 2014. The fair value of residual value guarantees for outstanding operating leases was de minimis as of March 29, 2014.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1⁄2 of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the total ratio of debt to consolidated EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. The interest rate swaps have been designated as a cash flow hedge. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At March 29, 2014, the fair value of the interest rate swaps was a net liability of $2.0 million, which is included within other current liabilities and other liabilities, as applicable, with a corresponding unrealized loss reflected in accumulated OCI.

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

Sensitivity Analysis

In an effort to estimate our exposure to unfavorable market price changes in commodities related to our open positions under derivative instruments, we developed a model that incorporates the following data and assumptions:

A.	The fair value of open positions as of March 29, 2014.

B.	The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, a hypothetical 10% adverse change in market prices for open derivative instruments as of March 29, 2014 indicates an increase in potential future net losses of $3.7 million. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2013. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of March 29, 2014. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of March 29, 2014, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 29, 2014 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

Exhibit Number	Description

2.1	Contribution Agreement dated as of April 25, 2012, as amended as of June 15, 2012, July 6, 2012 and July 19, 2012, among Inergy, L.P., Inergy GP, LLC, Inergy Sales and Service, Inc. and Suburban Propane Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Partnership’s Current Reports on Form 8-K filed April 26, 2012, June 15, 2012, July 6, 2012 and July 19, 2012, respectively).

3.1	Third Amended and Restated Agreement of Limited Partnership of the Partnership dated as of October 19, 2006, as amended as of July 31, 2007. (Incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed August 2, 2007).

3.2	Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated as of October 19, 2006, as amended as of June 24, 2009. (Incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed June 30, 2009).

3.3	Amended and Restated Certificate of Limited Partnership of the Partnership dated May 26, 1999 (Incorporated by reference to Exhibit 3.2 to the Partnership’s Quarterly Report on Form 10-Q filed August 6, 2009).

3.4	Amended and Restated Certificate of Limited Partnership of the Operating Partnership dated May 26, 1999 (Incorporated by reference to Exhibit 3.3 to the Partnership’s Quarterly Report on Form 10-Q filed August 6, 2009).

4.1	Description of Common Units of the Partnership. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed October 19, 2006).

4.2	Indenture, dated as of March 23, 2010, related to the 7.375% Senior Notes due 2020, by and among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee, including the form of 7.375% Senior Notes due 2020. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed March 23, 2010).

4.3	First Supplemental Indenture, dated as of March 23, 2010, related to the 7.375% Senior Notes due 2020, by and among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K filed March 23, 2010).

4.4	Indenture, dated as of August 1, 2012, related to the 7.5% Senior Notes due 2018 and the 7.375% Senior Notes due 2021, by and among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee, including the form of 7.5% Senior Notes due 2018 and the form of 7.375% Senior Notes due 2021. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed August 2, 2012).

4.5	Support Agreement, dated as of August 1, 2012, among Inergy, L.P., the Partnership and Suburban Energy Finance Corp. (Incorporated by reference to Exhibit 4.3 to the Partnership’s Registration Statement on Form S-4 dated September 19, 2012).

10.1	Agreement between Michael J. Dunn, Jr. and the Partnership, effective as of September 27, 2009. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed November 10, 2009).

10.2	Suburban Propane Partners, L.P. 2000 Restricted Unit Plan, as amended and restated effective October 17, 2006 and as further amended on July 31, 2007, October 31, 2007, January 24, 2008, January 20, 2009, November 10, 2009 and November 13, 2012. (Incorporated by reference to Exhibit 99.1 to the Partnership’s Current Report on Form 8-K filed November 14, 2012).

10.3	Suburban Propane Partners, L.P. 2009 Restricted Unit Plan, effective August 1, 2009, as amended on November 13, 2012 and August 6, 2013. (Incorporated by reference to Exhibit 99.2 to the Partnership’s Current Report on Form 8-K filed August 7, 2013).

10.4	Suburban Propane, L.P. Severance Protection Plan, as amended on January 24, 2008, January 20, 2009 and November 10, 2009. (Incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 26, 2009).

10.5	Suburban Propane L.P. 2003 Long Term Incentive Plan, as amended on October 17, 2006 and as further amended on July 31, 2007, October 31, 2007, January 24, 2008 and January 20, 2009. (Incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008).

10.6	Suburban Propane, L.P. 2013 Long Term Incentive Plan. (Incorporated by reference to Exhibit 99.1 to the Partnership’s Current Report on Form 8-K filed November 10, 2011).

10.7	Suburban Propane, L.P. 2014 Long Term Incentive Plan. (Incorporated by reference to Exhibit 99.1 to the Partnership’s Current Report on Form 8-K filed August 7, 2013).

10.8	Amended and Restated Retirement Savings and Investment Plan of Suburban Propane effective as of January 1, 1998). (Incorporated by reference to Exhibit 10.24 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001).

10.9	Amendment No. 1 to the Retirement Savings and Investment Plan of Suburban Propane (effective January 1, 2002). (Incorporated by reference to Exhibit 10.25 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002).

10.10	Amended and Restated Credit Agreement, among the Operating Partnership, the Partnership and Bank of America, N.A., as Administrative Agent and the Lenders party thereto, dated January 5, 2012. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on January 6, 2012).

10.11	First Amendment to the Amended and Restated Credit Agreement, among the Operating Partnership, the Partnership and Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, dated August 1, 2012. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on August 2, 2012).

10.12	Propane Storage Agreement, dated September 17, 2007, between Suburban Propane, L.P. and Plains LPG Services, L.P. (Incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed September 20, 2007).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

99.1	Equity Holding Policy for Supervisors and Executives of Suburban Propane Partners, L.P. (Incorporated by reference to Exhibit 99.1 to the Partnership’s Current Report on Form 8-K dated May 10, 2010).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUBURBAN PROPANE PARTNERS, L.P.

May 8, 2014	By:	/s/ MICHAEL A. STIVALA
Date		Michael A. Stivala
President

May 8, 2014	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Vice President – Finance & Chief Accounting Officer