Form 10-Q
period 2014-06-28
SUBURBAN PROPANE PARTNERS LP
filed 2014-08-07
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2014

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

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 28,	September 28,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$69,317	$107,232
Accounts receivable, less allowance for doubtful accounts of $12,774 and $6,786, respectively	139,981	94,854
Inventories	78,508	77,623
Other current assets	17,372	13,613

Total current assets	305,178	293,322
Property, plant and equipment, net	843,175	888,232
Goodwill	1,087,429	1,087,429
Other intangible assets, net	373,631	416,771
Other assets	40,087	42,233

Total assets	$2,649,500	$2,727,987

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$39,071	$52,766
Accrued employment and benefit costs	26,714	23,559
Customer deposits and advances	47,733	107,562
Accrued interest	20,030	24,357
Other current liabilities	25,641	25,650

Total current liabilities	159,189	233,894
Long-term borrowings	1,243,297	1,245,237
Accrued insurance	48,961	51,502
Other liabilities	69,052	68,228

Total liabilities	1,520,499	1,598,861

Commitments and contingencies
Partners’ capital:
Common Unitholders (60,312 and 60,231 units issued and outstanding at June 28, 2014 and September 28, 2013, respectively)	1,173,128	1,176,479
Accumulated other comprehensive loss	(44,127)	(47,353)

Total partners’ capital	1,129,001	1,129,126

Total liabilities and partners’ capital	$2,649,500	$2,727,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	June 28,	June 29,
	2014	2013
Revenues
Propane	$242,173	$230,777
Fuel oil and refined fuels	26,898	31,026
Natural gas and electricity	16,912	16,132
All other	11,160	12,870

	297,143	290,805
Costs and expenses
Cost of products sold	161,482	148,176
Operating	115,991	118,314
General and administrative	13,253	13,465
Depreciation and amortization	32,992	31,505

	323,718	311,460
Operating loss	(26,575)	(20,655)
Loss on debt extinguishment	11,589	—
Interest expense, net	20,662	24,385

Loss before provision for income taxes	(58,826)	(45,040)
Provision for income taxes	163	148

Net loss	$(58,989)	$(45,188)

Loss per Common Unit—basic	$(0.98)	$(0.77)

Weighted average number of Common Units outstanding—basic	60,462	58,730

Loss per Common Unit—diluted	$(0.98)	$(0.77)

Weighted average number of Common Units outstanding—diluted	60,462	58,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Nine Months Ended
	June 28,	June 29,
	2014	2013
Revenues
Propane	$1,409,271	$1,164,099
Fuel oil and refined fuels	174,888	185,967
Natural gas and electricity	74,311	64,253
All other	38,501	45,615

	1,696,971	1,459,934
Costs and expenses
Cost of products sold	959,206	740,275
Operating	361,035	359,621
General and administrative	51,105	51,060
Depreciation and amortization	101,101	93,347

	1,472,447	1,244,303
Operating income	224,524	215,631
Loss on debt extinguishment	11,589	—
Interest expense, net	63,095	73,284

Income before provision for income taxes	149,840	142,347
Provision for income taxes	611	430

Net income	$149,229	$141,917

Income per Common Unit—basic	$2.47	$2.46

Weighted average number of Common Units outstanding—basic	60,448	57,718

Income per Common Unit—diluted	$2.46	$2.45

Weighted average number of Common Units outstanding—diluted	60,710	57,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Net (loss) income	$(58,989)	$(45,188)	$149,229	$141,917
Other comprehensive income:
Net unrealized (losses) gains on cash flow hedges	(433)	857	(689)	1,176
Reclassification of realized losses on cash flow hedges into earnings	351	702	1,050	2,100
Amortization of net actuarial losses and prior service credits into earnings	955	1,198	2,865	3,596

Other comprehensive income	873	2,757	3,226	6,872

Total comprehensive (loss) income	$(58,116)	$(42,431)	$152,455	$148,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 28,	June 29,
	2014	2013
Cash flows from operating activities:
Net income	$149,229	$141,917
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	101,101	93,347
Loss on debt extinguishment	11,589	—
Other, net	3,643	(2,073)
Changes in assets and liabilities:
Accounts receivable	(45,127)	(16,726)
Inventories	(885)	19,227
Other current and noncurrent assets	(810)	3,116
Accounts payable	(13,695)	(7,069)
Accrued employment and benefit costs	3,155	11,671
Customer deposits and advances	(59,829)	(62,446)
Accrued insurance	(2,541)	8,100
Other current and noncurrent liabilities	(860)	11,404

Net cash provided by operating activities	144,970	200,468

Cash flows from investing activities:
Capital expenditures	(21,642)	(21,167)
Proceeds from sale of property, plant and equipment	9,540	5,633
Adjustment to purchase price for Inergy Propane	—	5,850

Net cash (used in) investing activities	(12,102)	(9,684)

Cash flows from financing activities:
Proceeds from long-term borrowings	525,000	—
Repayment of long-term borrowings (includes premium and fees)	(528,077)	—
Proceeds from borrowings under revolving credit facility	61,700	—
Repayment of borrowings under revolving credit facility	(61,700)	—
Issuance costs associated with long-term borrowings	(9,463)	—
Net proceeds from issuance of Common Units	—	143,444
Partnership distributions	(158,243)	(148,555)

Net cash (used in) financing activities	(170,783)	(5,111)

Net (decrease) increase in cash and cash equivalents	(37,915)	185,673
Cash and cash equivalents at beginning of period	107,232	134,317

Cash and cash equivalents at end of period	$69,317	$319,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Number of Common Units	Common Unitholders	Accumulated Other Comprehensive (Loss)	Total Partners’ Capital
Balance at September 28, 2013	60,231	$1,176,479	$(47,353)	$1,129,126
Net income		149,229		149,229
Other comprehensive income			3,226	3,226
Partnership distributions		(158,243)		(158,243)
Common Units issued under
Restricted Unit Plans	81
Compensation cost recognized under
Restricted Unit Plans, net of forfeitures		5,663		5,663

Balance at June 28, 2014	60,312	$1,173,128	$(44,127)	$1,129,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1. Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 60,311,633 Common Units outstanding at June 28, 2014. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership as amended (the “Partnership Agreement”). Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

Recently Issued Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”). This update provides a principles-based approach to revenue recognition, requiring revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU provides a five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied. The revenue standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016, which will be the Partnership’s first quarter of fiscal year 2018. ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. The Partnership is evaluating the impacts, if any, the adoption of ASU 2014-09 will have on the Partnership’s results of operations, financial position or cash flows.

Recently Adopted Accounting Pronouncements. In December 2011, the FASB issued an ASU regarding disclosures about offsetting assets and liabilities (“ASU 2011-11”). The new guidance requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. The amendment, further clarified with ASU 2013-01, enhances disclosures by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with other US GAAP or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether or not they are offset in the balance sheet. The Partnership adopted ASU 2011-11 and ASU 2013-01 on September 29, 2013 and included further disclosure regarding offsetting assets and liabilities for derivative instruments accounted for under ASC 815. As this guidance affects disclosures only, its adoption had no impact on the Partnership’s financial position, results of operations or cash flows.

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

The following summarizes the gross fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheet as of June 28, 2014 and September 28, 2013, respectively:

	As of June 28, 2014		As of September 28, 2013
	Location	Fair Value	Location	Fair Value
Asset Derivatives
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$2,628	Other current assets	$2,546
	Other assets	104	Other assets	716

		$2,732		$3,262

	Location	Fair Value	Location	Fair Value
Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate swap	Other current liabilities	$1,335	Other current liabilities	$1,307
	Other liabilities	733	Other liabilities	1,121

		$2,068		$2,428

Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$434	Other current liabilities	$430

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Nine Months Ended		Nine Months Ended
	June 28, 2014		June 29, 2013
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$1,847	$—	$5,002	$1,209
Beginning balance realized during the period	(773)	—	(3,933)	(1,162)
Contracts purchased during the period	1,141	—	984	—
Change in the fair value of outstanding contracts	(85)	—	(544)	(43)

Ending balance of over-the-counter options	$2,130	$—	$1,509	$4

As of June 28, 2014 and September 28, 2013, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately six and four months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statement of operations and the condensed consolidated statement of comprehensive income, as applicable, for the three and nine months ended June 28, 2014 and June 29, 2013 are as follows:

	Three months ended June 28, 2014			Three months ended June 29, 2013
Derivatives in Cash Flow Hedging Relationships	Gains (Losses) Recognized in OCI (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI into Income		Gains (Losses) Recognized in OCI (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI into Income
		Location	Amount		Location	Amount
Interest rate swap	$(433)	Interest expense	$(351)	$857	Interest expense	$(702)

Derivatives Not Designated as Hedging Instruments		Unrealized Gains (Losses) Recognized in Income			Unrealized Gains (Losses) Recognized in Income
		Location	Amount		Location	Amount
Commodity-related derivatives		Cost of products sold	$707		Cost of products sold	$(73)

	Nine months ended June 28, 2014			Nine months ended June 29, 2013
Derivatives in Cash Flow Hedging Relationships	Gains (Losses) Recognized in OCI (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI into Income		Gains (Losses) Recognized in OCI (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI into Income
		Location	Amount		Location	Amount
Interest rate swap	$(689)	Interest expense	$(1,050)	$1,176	Interest expense	$(2,100)

Derivatives Not Designated as Hedging Instruments		Unrealized Gains (Losses) Recognized in Income			Unrealized Gains (Losses) Recognized in Income
		Location	Amount		Location	Amount
Commodity-related derivatives		Cost of products sold	$708		Cost of products sold	$(6,333)

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of June 28, 2014
	Gross amounts	Effects of netting	Net amounts presented in the balance sheet
Asset Derivatives
Commodity-related derivatives	$4,086	$(1,354)	$2,732
Interest rate swap	1,994	(1,994)	—

	$6,080	$(3,348)	$2,732

Liability Derivatives
Commodity-related derivatives	$1,788	$(1,354)	$434
Interest rate swap	4,062	(1,994)	2,068

	$5,850	$(3,348)	$2,502

	As of September 28, 2013
	Gross amounts	Effects of netting	Net amounts presented in the balance sheet
Asset Derivatives
Commodity-related derivatives	$3,634	$(372)	$3,262
Interest rate swap	2,804	(2,804)	—

	$6,438	$(3,176)	$3,262

Liability Derivatives
Commodity-related derivatives	$802	$(372)	$430
Interest rate swap	5,232	(2,804)	2,428

	$6,034	$(3,176)	$2,858

The Partnership posted cash collateral of $958 and $-0- as of June 28, 2014 and September 28, 2013, respectively, with its brokers for outstanding commodity-related derivatives.

Bank Debt and Senior Notes. The fair value of the borrowings under the Revolving Credit Facility (defined below) approximates the carrying value since the interest rates are periodically adjusted to reflect market conditions. Based upon quoted market prices (a Level 1 input), the fair value of the Senior Notes (defined below) of the Partnership are as follows:

	As of
	June 28,	September 28,
	2014	2013
7.5% senior notes due October 1, 2018	$—	$533,799
7.375% senior notes due March 15, 2020	264,250	268,125
7.375% senior notes due August 1, 2021	378,565	372,143
5.50% senior notes due June 1, 2024	532,628	—

	$1,175,443	$1,174,067

4. Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	June 28,	September 28,
	2014	2013
Propane, fuel oil and refined fuels and natural gas	$76,691	$75,885
Appliances	1,817	1,738

	$78,508	$77,623

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

	As of
	June 28,	September 28,
	2014	2013
Propane	$1,075,091	$1,075,091
Fuel oil and refined fuels	4,438	4,438
Natural gas and electricity	7,900	7,900

	$1,087,429	$1,087,429

6. Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and restricted units granted under the restricted unit plans to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under the restricted unit plans. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 261,804 and 205,828 units for the nine months ended June 28, 2014 and June 29, 2013, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method. Diluted loss per unit for the three months ended June 28, 2014 and June 29, 2013 does not include unvested Restricted Units as their effect would be anti-dilutive.

7. Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	June 28,	September 28,
	2014	2013
7.5% senior notes, due October 1, 2018, including unamortized premium of $-0- and $28,614, respectively	$—	$525,171
7.375% senior notes, due March 15, 2020, net of unamortized discount of $1,237 and $1,400, respectively	248,763	248,600
7.375% senior notes, due August 1, 2021, including unamortized premium of $23,354 and $25,286, respectively	369,534	371,466
5.50% senior notes, due June 1, 2024	525,000	—
Revolving Credit Facility, due January 5, 2017	100,000	100,000

	$1,243,297	$1,245,237

Senior Notes.

2018 Senior Notes and 2021 Senior Notes

On August 1, 2012, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., issued $496,557 in aggregate principal amount of unregistered 7.5% senior notes due October 1, 2018 (the “2018 Senior Notes”) and $503,443 in aggregate principal amount of unregistered 7.375% senior notes due August 1, 2021 (the “2021 Senior Notes”) in a private placement in connection with the Inergy Propane Acquisition described in Note 1. Based on market rates for similar issues, the 2018 Senior Notes and 2021 Senior Notes were valued at 106.875% and 108.125%, respectively, of the principal amount, on the Acquisition Date as they were issued in exchange for Inergy’s outstanding notes, not for cash. The 2018 Senior Notes required semi-annual interest payments in April and October, and the 2021 Senior Notes require semi-annual interest payments in February and August.

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

On August 2, 2013, the Partnership repurchased, pursuant to an optional redemption, $133,400 of its 2021 Senior Notes using net proceeds from the May 2013 public offering and net proceeds from the underwriters’ exercise of their over-allotment option to purchase additional Common Units. In addition, on August 6, 2013, the Partnership repurchased $23,863 of 2021 Senior Notes in a private transaction using cash on hand. During the fourth quarter of fiscal 2013, in connection with these repurchases, which totaled $157,263 in aggregate principal amount, the Partnership recognized a loss on the extinguishment of debt of $2,144 consisting of $11,759 for the repurchase premium and related fees, as well as the write-off of $2,064 and ($11,678) in unamortized debt origination costs and unamortized premium, respectively.

On May 27, 2014, the Partnership repurchased and satisfied and discharged all of its 2018 Senior Notes with net proceeds from the issuance of the 2024 Senior Notes (see below) and cash on hand pursuant to a tender offer and redemption. In connection with this tender offer and redemption during the third quarter of fiscal 2014, the Partnership recognized a loss on the extinguishment of debt of $11,589 consisting of $31,633 for the redemption premium and related fees, as well as the write-off of $5,230 and ($25,274) in unamortized debt origination costs and unamortized premium, respectively.

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

2024 Senior Notes

On May 27, 2014, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $525,000 in aggregate principal amount of 5.50% senior notes due June 1, 2024 (the “2024 Senior Notes”). The 2024 Senior Notes were issued at 100% of the principal amount and require semi-annual interest payments in June and December, beginning in December 2014. The net proceeds from the issuance of the 2024 Senior Notes, along with cash on hand, were used to repurchase and satisfy and discharge all of the 2018 Senior Notes.

The Partnership’s obligations under the 2020 Senior Notes, 2021 Senior Notes and 2024 Senior Notes (collectively, the “Senior Notes”) are unsecured and rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The Senior Notes are structurally subordinated to, which means they rank effectively behind, any debt and other liabilities of the Operating Partnership. The Senior Notes each have a change of control provision that would require the Partnership to offer to repurchase the notes at 101% of the principal amount repurchased, if a change of control, as defined in the applicable indenture, occurs and is followed by a rating decline (a decrease in the rating of the notes by either Moody’s Investors Service, Inc. or Standard and Poor’s Rating Group by one of more gradations) within 90 days of the consummation of the transaction giving rise to the change of control.

Credit Agreement

The Operating Partnership has an amended and restated credit agreement entered into on January 5, 2012, as amended on August 1, 2012 and May 9, 2014 (collectively, the “Amended Credit Agreement”) that provides for a five-year $400,000 revolving credit facility (the “Revolving Credit Facility”) of which $100,000 was outstanding as of June 28, 2014 and September 28, 2013. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

On May 9, 2014, the Operating Partnership executed a second amendment to the Amended Credit Agreement to make certain technical amendments with respect to agreements relating to debt refinancing.

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

Borrowings under the Revolving Credit Facility of the Amended Credit Agreement bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1⁄2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of June 28, 2014, the interest rate for the Revolving Credit Facility was approximately 2.5%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.

In connection with the Amended Credit Agreement, the Operating Partnership entered into an interest rate swap agreement with a June 25, 2013 effective date and a maturity date of January 5, 2017. Under this interest rate swap agreement, the Operating Partnership will pay a fixed interest rate of 1.63% to the issuing lender on the $100,000 notional principal amount outstanding, and the issuing lender will pay to the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The interest rate swap has been designated as a cash flow hedge.

As of June 28, 2014, the Partnership had standby letters of credit issued under the Revolving Credit Facility of the Amended Credit Agreement in the aggregate amount of $53,681 which expire periodically through April 3, 2015. Therefore, as of June 28, 2014, the Partnership had available borrowing capacity of $246,319 under the Revolving Credit Facility.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of June 28, 2014.

The aggregate amounts of long-term debt maturities subsequent to June 28, 2014 are as follows: fiscal 2014 through fiscal 2016: $-0-; fiscal 2017: $100,000; fiscal 2018: $-0-; and thereafter: $1,121,180.

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

On July 23, 2014, the Partnership announced a quarterly distribution of $0.8750 per Common Unit, or $3.50 per Common Unit on an annualized basis, in respect of the third quarter of fiscal 2014, payable on August 12, 2014 to holders of record on August 5, 2014.

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

Restricted Unit Plans. In fiscal 2000 and fiscal 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan and 2009 Restricted Unit Plan (collectively, the “Restricted Unit Plans”), respectively, which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership. The total number of Common Units authorized for issuance under the Restricted Unit Plans was 1,902,122 as of June 28, 2014. In accordance with an August 6, 2013 amendment to the Restricted Unit Plans, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, all restricted unit awards granted after the date of the amendment will vest 33.33% on each of the first three anniversaries of the award grant date. Prior to the August 6, 2013 amendment, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, restricted units issued under the Restricted Unit Plans vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the grant date. The Restricted Unit Plans participants are not eligible to receive quarterly distributions on, or vote, their respective restricted units until vested. Restricted units cannot be sold or transferred prior to vesting. The value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period. Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plans. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

During the nine months ended June 28, 2014, the Partnership awarded 256,273 restricted units under the Restricted Unit Plans at an aggregate grant date fair value of $9,593. The following is a summary of activity for the Restricted Unit Plans for the nine months ended June 28, 2014:

		Grant Date Fair
	Units	Value Per Unit
Outstanding September 28, 2013	527,627	$29.30
Awarded	256,273	37.43
Forfeited	(3,119)	(28.39)
Issued	(80,741)	(31.03)

Outstanding June 28, 2014	700,040	$32.08

As of June 28, 2014, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $9,983. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1.2 years. Compensation expense recognized under the Restricted Unit Plans, net of forfeitures, for the three and nine months ended June 28, 2014, was $2,074 and $5,663, respectively, and $840 and $3,253 for the three and nine months ended June 29, 2013, respectively.

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

As a result of the quarterly remeasurement of the liability for awards under the LTIP and 2014 LTIP, compensation expense for the three and nine months ended June 28, 2014 was ($343) and $1,162, respectively, and $615 and $2,333 for the three and nine months ended June 29, 2013, respectively. As of June 28, 2014 and September 28, 2013, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $4,089 and $2,927, respectively, related to estimated future payments under the LTIP and 2014 LTIP.

10. Commitments and Contingencies

Self-Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of June 28, 2014 and September 28, 2013, the Partnership had accrued insurance liabilities of $58,701 and $58,152, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $16,315 and $18,330 as of June 28, 2014 and September 28, 2013, respectively.

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

11. Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2021. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $15,520 as of June 28, 2014. The fair value of residual value guarantees for outstanding operating leases was de minimis as of June 28, 2014 and September 28, 2013.

12. Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Interest cost	$1,443	$1,307	$4,330	$3,921
Expected return on plan assets	(1,275)	(1,320)	(3,826)	(3,961)
Amortization of net loss	1,123	1,321	3,369	3,964

Net periodic benefit cost	$1,291	$1,308	$3,873	$3,924

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$1	$2	$4	$6
Interest cost	160	146	480	439
Amortization of prior service costs	(122)	(122)	(367)	(367)
Amortization of net (gain)	(46)	—	(137)	—

Net periodic benefit cost	$(7)	$26	$(20)	$78

There are no projected minimum employer cash contribution requirements under ERISA laws for fiscal 2014 under the Partnership’s defined benefit pension plan. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2014 is $1,337, of which $878 has been contributed during the nine months ended June 28, 2014.

As a result of the Inergy Propane Acquisition, the Partnership contributes to multi-employer pension plans (“MEPP”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding. As of June 28, 2014, the Partnership had accrued $6,909 for its estimated obligation to certain MEPPs due to the Partnership’s voluntary partial withdrawal from one such MEPP and full withdrawal from four MEPPs. Due to the uncertainty regarding future factors that could trigger withdrawal liability, including the integration of Inergy Propane, the Partnership is unable to determine the amount and timing of any future withdrawal liability, if any.

13. Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive (loss) income for the three and nine months ended June 28, 2014:

	For the three months ended June 28, 2014
	Gains and Losses on Cash Flow Hedges	Pension Benefits	Postretirement Benefits		Total
Balance, beginning of period	$(1,985)	$(47,741)	$4,726		$(45,000)

Other comprehensive income before reclassifications	(433)	—	—		(433)
Amounts reclassified from accumulated other comprehensive income	351 (a)	1,123 (b)	(168	)(b)	1,306

Net current period other comprehensive income	(82)	1,123	(168)		873

Balance, end of period	$(2,067)	$(46,618)	$4,558		$(44,127)

	For the nine months ended June 28, 2014
	Gains and Losses on Cash Flow Hedges	Pension Benefits	Postretirement Benefits		Total
Balance, beginning of period	$(2,428)	$(49,987)	$5,062		$(47,353)

Other comprehensive income before reclassifications	(689)	—	—		(689)
Amounts reclassified from accumulated other comprehensive income	1,050 (a)	3,369 (b)	(504	)(b)	3,915

Net current period other comprehensive income	361	3,369	(504)		3,226

Balance, end of period	$(2,067)	$(46,618)	$4,558		$(44,127)

(a)	Reclassification of realized losses on cash flow hedges are recognized in interest expense.
(b)	These amounts are included in the computation of net periodic benefit cost. See Note 12, “Pension Plan and Other Postretirement Benefits”.

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

The following table presents certain relevant financial information by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenues:
Propane	$242,173	$230,777	$1,409,271	$1,164,099
Fuel oil and refined fuels	26,898	31,026	174,888	185,967
Natural gas and electricity	16,912	16,132	74,311	64,253
All other	11,160	12,870	38,501	45,615

Total revenues	$297,143	$290,805	$1,696,971	$1,459,934

Operating (loss) income:
Propane	$4,457	$12,267	$300,356	$294,713
Fuel oil and refined fuels	(3,160)	(5,263)	6,590	1,186
Natural gas and electricity	1,492	1,802	9,166	10,079
All other	(6,724)	(7,625)	(19,112)	(19,019)
Corporate	(22,640)	(21,836)	(72,476)	(71,328)

Total operating (loss) income	(26,575)	(20,655)	224,524	215,631
Reconciliation to net (loss) income:
Loss on debt extinguishment	11,589	—	11,589	—
Interest expense, net	20,662	24,385	63,095	73,284
Provision for income taxes	163	148	611	430

Net (loss) income	$(58,989)	$(45,188)	$149,229	$141,917

Depreciation and amortization:
Propane	$26,067	$24,802	$78,608	$74,189
Fuel oil and refined fuels	1,240	1,284	4,435	4,212
Natural gas and electricity	2	40	44	158
All other	187	227	584	518
Corporate	5,496	5,152	17,430	14,270

Total depreciation and amortization	$32,992	$31,505	$101,101	$93,347

	As of
	June 28, 2014	September 28, 2013
Assets:
Propane	$2,418,145	$2,452,909
Fuel oil and refined fuels	74,314	77,473
Natural gas and electricity	14,495	16,789
All other	4,391	3,860
Corporate	138,155	176,956

Total assets	$2,649,500	$2,727,987

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three and nine months ended June 28, 2014. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 28, 2013.

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

Results of Operations and Financial Condition

Consistent with the seasonal nature of the propane and fuel oil businesses, we typically experience a net loss in the third quarter of our fiscal year. Net loss for the third quarter of fiscal 2014 was $59.0 million, or $0.98 per Common Unit, compared to a net loss of $45.2 million, or $0.77 per Common Unit, in the prior year third quarter. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the third quarter of fiscal 2014 amounted to a loss of $5.2 million, compared to EBITDA of $10.9 million in the prior year third quarter.

Net income and EBITDA for the third quarter of fiscal 2014 included a loss on debt extinguishment of $11.6 million and expenses of $4.3 million related to the ongoing integration of Inergy Propane. Net income and EBITDA for the third quarter of fiscal 2013 included a charge of $6.0 million related to the Partnership’s voluntary withdrawal from multi-employer pension plans covering certain employees acquired in the acquisition of Inergy Propane, as well as $2.2 million in expenses related to the integration of Inergy Propane.

Excluding the effects of these items, as well as the unrealized (non-cash) mark-to-market adjustments on derivative instruments in both quarters, Adjusted EBITDA (as defined and reconciled below) amounted to $10.0 million for the third quarter of fiscal 2014, compared to Adjusted EBITDA of $19.2 million in the prior year third quarter.

Retail propane gallons sold in the third quarter of fiscal 2014 decreased 8.9 million, or 9.7%, to 83.2 million, compared to 92.1 million in the prior year third quarter. Sales of fuel oil and other refined fuels decreased 1.3 million gallons, or 15.7%, to 7.0 million gallons compared to 8.3 million gallons in the prior year third quarter. The decrease in volumes was primarily due to a combination of lower customer demand following a winter heating season in which consumers experienced significantly higher energy bills, as a result of both greater usage and higher average prices, as well as from the Partnership’s efforts to manage exposure to higher than normal customer receivable balances. In addition, although weather during the third quarter typically has less of an impact on volumes sold than it does during the heating season, volumes in the prior year third quarter benefitted from a late burst of cold weather that contributed to higher volumes in April 2013 compared to April 2014.

According to the National Oceanic and Atmospheric Administration (“NOAA”), average temperatures (as measured by heating degree days) across all of the Partnership’s service territories during April 2014 were 5% warmer than normal and 7% warmer than the comparable prior year period. Overall, average temperatures for the third quarter of fiscal 2014 were 10% warmer than normal and 4% warmer than the prior year third quarter.

Revenues of $297.1 million increased $6.3 million, or 2.2%, compared to the prior year third quarter, primarily due to higher retail selling prices associated with higher wholesale product costs, offset to an extent by lower volumes sold. Average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices for the third quarter of fiscal 2014 were 16.6% and 2.1% higher than the prior year third quarter, respectively. Cost of products sold for the third quarter of fiscal 2014 of $161.5 million increased $13.3 million, or 9.0%, compared to $148.2 million in the prior year third quarter, primarily due to higher wholesale product costs, offset to an extent by lower volumes sold. Cost of products sold for the third quarter of fiscal 2014 included a $0.7 million unrealized (non-cash) gain attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $0.1 million unrealized (non-cash) loss in the prior year third quarter. These unrealized gains and losses are excluded from Adjusted EBITDA for both periods in the table below.

Combined operating and general and administrative expenses of $129.2 million for the third quarter of fiscal 2014 were $2.5 million, or 1.9%, lower than the prior year third quarter, primarily due to operating efficiencies and synergies realized as a result of the integration of Inergy Propane; including lower payroll and benefit-related expenses attributable to lower headcount and lower vehicle expenses from a reduction in the quantity of vehicles in use, offset to an extent by higher bad debt expense as a result of an increase in the allowance for potential uncollectible accounts.

Depreciation and amortization expense of $33.0 million increased $1.5 million, or 4.7%, primarily due to the acceleration of depreciation expense on assets taken out of service as a result of integration activities. Net interest expense of $20.7 million decreased $3.7 million, or 15.3%, due to the reduction of $157.3 million in long-term borrowings during the fourth quarter of fiscal 2013 and, to a lesser extent, the refinancing of $496.6 million in aggregate principal amount of 7.5% Senior Notes due 2018 with $525.0 million in aggregate principal amount of 5.5% Senior Notes due 2024 in the third quarter of fiscal 2014.

With respect to the integration of Inergy Propane, with the heating season now completed, we resumed our integration activities in the third quarter and have made substantial progress executing on our system conversion plans, further refining our operating model and providing enhanced employee training. As the new fiscal year approaches, we will be substantially completed with our system conversions and physical blending activities and will continue to fine-tune our operating model to maximize operating efficiencies within the combined footprint.

As announced on July 23, 2014, our Board of Supervisors has declared a quarterly distribution of $0.8750 per Common Unit for the three months ended June 28, 2014. On an annualized basis, this distribution rate equates to $3.50 per Common Unit. The $0.8750 per Common Unit distribution is payable on August 12, 2014 to Common Unitholders of record as of August 5, 2014.

Our anticipated cash requirements for the remainder of fiscal 2014 include: (i) maintenance and growth capital expenditures of approximately $8.4 million; (ii) interest payments of approximately $24.5 million; and (iii) cash distributions of approximately $52.8 million to our Common Unitholders based on the current quarterly distribution rate of $0.8750 per Common Unit. As of June 28, 2014, we had cash and cash equivalents of $69.3 million and unused borrowing capacity under our Revolving Credit Facility of $246.3 million, after considering outstanding letters of credit of $53.7 million and outstanding borrowings of $100.0 million.

Three Months Ended June 28, 2014 Compared to Three Months Ended June 29, 2013

Revenues

	Three Months Ended			Percent
	June 28,	June 29,	Increase /	Increase /
(Dollars in thousands)	2014	2013	(Decrease)	(Decrease)
Revenues
Propane	$242,173	$230,777	$11,396	4.9%
Fuel oil and refined fuels	26,898	31,026	(4,128)	(13.3%)
Natural gas and electricity	16,912	16,132	780	4.8%
All other	11,160	12,870	(1,710)	(13.3%)

Total revenues	$297,143	$290,805	$6,338	2.2%

Revenues from the distribution of propane and related activities of $242.2 million for the third quarter of fiscal 2014 increased $11.4 million, or 4.9%, compared to $230.8 million in the prior year third quarter, primarily due to higher average retail selling prices associated with higher wholesale costs, partially offset by a decrease in retail propane volumes sold. Average propane selling prices for the third quarter of fiscal 2014 increased 15.7% compared to the prior year third quarter due to higher wholesale costs, resulting in a $30.4 million increase in revenues year-over-year. Retail propane gallons sold in the third quarter of fiscal 2014 decreased 8.9 million gallons, or 9.7%, to 83.2 million gallons from 92.1 million gallons in the prior year third quarter, primarily due to a combination of lower customer demand following a winter heating season in which consumers experienced significantly higher energy bills, as a result of both greater usage and higher average prices, as well as from the Partnership’s efforts to manage exposure to higher than normal customer receivable balances. In addition, while weather during the third quarter typically has less of an impact on volumes sold than it does during the heating season, warmer temperatures during the month of April 2014, and colder temperatures during the month of April 2013, had an unfavorable impact on volumes sold compared to the prior year. According to NOAA, average temperatures (as measured by heating degree days) across all of the Partnership’s service territories during April 2014 were 5% warmer than normal and 7% warmer than the comparable prior year period. Overall, average temperatures across the Partnership’s service territories for the third quarter of fiscal 2014 were 10% warmer than normal, and 4% warmer than the prior year third quarter. Lower propane volumes sold resulted in a decrease of $20.9 million in revenues during the third quarter of fiscal 2014 compared to the prior year third quarter. Included within the propane segment are revenues from other propane activities of $17.7 million for the third quarter of fiscal 2014, which increased $1.9 million compared to the prior year third quarter.

Revenues from the distribution of fuel oil and refined fuels of $26.9 million for the third quarter of fiscal 2014 decreased $4.1 million, or 13.3%, from $31.0 million in the prior year third quarter, primarily due to lower volumes sold, partially offset by higher selling prices. Fuel oil and refined fuels gallons sold in the third quarter of fiscal 2014 decreased 1.3 million gallons, or 15.7%, to 7.0 million gallons from 8.3 million gallons in the prior year third quarter, primarily due to a decline in lower margin gasoline and diesel volumes and the unfavorable impact of weather discussed above. Lower fuel oil and refined fuels volumes sold resulted in a decrease of $5.0 million in revenues during the third quarter of fiscal 2014 compared to the prior year third quarter. Average selling prices in our fuel oil and refined fuels segment in the third quarter of fiscal 2014 increased 3.3% compared to the prior year third quarter, resulting in a $0.9 million increase in revenues year-over-year.

Revenues in our natural gas and electricity segment of $16.9 million for the third quarter of fiscal 2014 were $0.8 million higher compared to the prior year third quarter, due to higher average selling prices for natural gas and electricity associated with higher average wholesale costs, partially offset by lower volumes sold.

Cost of Products Sold

	Three Months Ended			Percent
(Dollars in thousands)	June 28, 2014	June 29, 2013	Increase / (Decrease)	Increase / (Decrease)
Cost of products sold
Propane	$123,943	$106,278	$17,665	16.6%
Fuel oil and refined fuels	21,754	25,656	(3,902)	(15.2%)
Natural gas and electricity	12,335	11,510	825	7.2%
All other	3,450	4,732	(1,282)	(27.1%)

Total cost of products sold	$161,482	$148,176	$13,306	9.0%

As a percent of total revenues	54.3%	51.0%

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

Average posted propane prices for the third quarter of fiscal 2014 were 16.6% higher than the prior year third quarter, basis Mont Belvieu, Texas. Average posted prices for fuel oil for the third quarter of fiscal 2014 were 2.1% higher than the prior year third quarter. Included in cost of products sold for the third quarters of fiscal 2014 and 2013 were unrealized (non-cash) gains of $0.7 million and unrealized (non-cash) losses of $0.1 million, respectively, attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, resulting in a decrease of $0.8 million in cost of products sold, all of which was reported in the propane segment.

Cost of products sold associated with the distribution of propane and related activities of $123.9 million for the third quarter of fiscal 2014 increased $17.7 million, or 16.6%, compared to the prior year third quarter. Higher average propane costs resulted in an increase of $23.5 million in cost of products sold during the third quarter of fiscal 2014 compared to the prior year. The impact of the increase in product cost was partially offset by lower volumes sold, which resulted in a $10.1 million decrease in cost of products sold year-over-year. Cost of products sold from other propane activities increased $5.1 million in the third quarter of fiscal 2014 compared to the prior year third quarter.

Cost of products sold associated with our fuel oil and refined fuels segment of $21.8 million for the third quarter of fiscal 2014 decreased $3.9 million, or 15.2%, compared to the prior year third quarter. Lower fuel oil and refined fuels volumes sold and higher fuel oil and refined fuels average costs resulted in a decrease of $4.2 million and increase of $0.3 million, respectively, in cost of products sold during the third quarter of fiscal 2014 compared to the prior year third quarter.

Cost of products sold in our natural gas and electricity segment of $12.3 million for the third quarter of fiscal 2014 increased $0.8 million, or 7.2%, compared to the prior year third quarter, primarily due to higher natural gas and electricity wholesale costs, partially offset by lower volumes sold.

For the third quarter of fiscal 2014, total cost of products sold as a percent of total revenues increased 3.3 percentage points to 54.3% from 51.0% in the prior year third quarter. The increase in cost of products sold as a percentage of revenues was primarily attributable to the rise in wholesale propane costs, which includes the realization of propane purchased during the second quarter of fiscal 2014, outpacing the rise in propane average selling prices during the third quarter of fiscal 2014.

Operating Expenses

	Three Months Ended
	June 28,	June 29,		Percent
(Dollars in thousands)	2014	2013	Decrease	Decrease
Operating expenses	$115,991	$118,314	$(2,323)	(2.0%)
As a percent of total revenues	39.0%	40.7%

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

Operating expenses of $116.0 million in the third quarter of fiscal 2014 decreased $2.3 million, or 2.0%, compared to $118.3 million in the prior year third quarter, primarily due to operating efficiencies and synergies realized as a result of the continuing integration of Inergy Propane, including lower payroll and benefit-related expenses attributable to reduced headcount and lower vehicle expenses attributable to the reduction of vehicles in our fleet, partially offset by higher bad debt expense as a result of an increase to the allowance for doubtful accounts. Operating expenses for the third quarter of fiscal 2014 and fiscal 2013 included integration-related expenses of $3.0 million and $1.5 million, respectively, associated with the integration of the Inergy Propane operations. The third quarter of fiscal 2013 also included a $6.0 million charge related to our voluntary partial withdrawal from a multi-employer pension plan and full withdrawal from two multi-employer pension plans. Both the integration-related expenses and the multi-employer pension plan withdrawal charge were excluded from our calculation of Adjusted EBITDA.

General and Administrative Expenses

	Three Months Ended
	June 28,	June 29,		Percent
(Dollars in thousands)	2014	2013	Decrease	Decrease
General and administrative expenses	$13,253	$13,465	$(212)	(1.6%)
As a percent of total revenues	4.5%	4.6%

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

General and administrative expenses of $13.3 million for the third quarter of fiscal 2014 decreased $0.2 million, or 1.6%, compared to $13.5 million in the prior year third quarter, primarily due to lower variable compensation expense. General and administrative expenses for the third quarter of fiscal 2014 and fiscal 2013 included $1.3 million and $0.7 million, respectively, of professional services and other expenses associated with the integration of Inergy Propane. These integration-related items were excluded from our calculation of Adjusted EBITDA for both periods.

Depreciation and Amortization

	Three Months Ended
	June 28,	June 29,		Percent
(Dollars in thousands)	2014	2013	Increase	Increase
Depreciation and amortization	$32,992	$31,505	$1,487	4.7%
As a percent of total revenues	11.1%	10.8%

Depreciation and amortization expense of $33.0 million for the third quarter of fiscal 2014 increased $1.5 million compared to the prior year third quarter, primarily due to acceleration of depreciation expense on buildings, vehicles and equipment taken out of service as a result of integration activities.

Interest Expense, net

	Three Months Ended
	June 28,	June 29,		Percent
(Dollars in thousands)	2014	2013	Decrease	Decrease
Interest expense, net	$20,662	$24,385	$(3,723)	(15.3%)
As a percent of total revenues	7.0%	8.4%

Net interest expense of $20.7 million for the third quarter of fiscal 2014 decreased $3.7 million compared to the prior year third quarter, primarily due to the reduction of $157.3 million in long-term borrowings during the fourth quarter of fiscal 2013 and, to a lesser extent, the refinancing of $496.6 million in aggregate principal amount of 7.5% Senior Notes due 2018 with $525.0 million in aggregate principal amount of 5.5% Senior Notes due 2024 in the third quarter of fiscal 2014. See Liquidity and Capital Resources below for additional discussion.

Loss on Debt Extinguishment

On May 27, 2014, we repurchased and satisfied and discharged all of our 2018 Senior Notes with net proceeds from the issuance of the 2024 Senior Notes (see below) and cash on hand pursuant to a tender offer and redemption. In connection with this tender offer and redemption, we recognized a loss on the extinguishment of debt of $11.6 million consisting of $31.6 million for the redemption premium and related fees, as well as the write-off of $5.3 million and ($25.3) million in unamortized debt origination costs and unamortized premium, respectively.

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

The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of Adjusted EBITDA, as so calculated, to our net cash provided by operating activities:

	Three Months Ended
	June 28,	June 29
(Dollars in thousands)	2014	2013
Net loss	$(58,989)	$(45,188)
Add:
Provision for income taxes	163	148
Interest expense, net	20,662	24,385
Depreciation and amortization	32,992	31,505

EBITDA	(5,172)	10,850
Integration-related costs	4,313	2,248
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(707)	73
Loss on debt extinguishment	11,589	—
Multi-employer pension plan withdrawal charge	—	6,000

Adjusted EBITDA	10,023	19,171
Add (subtract):
Provision for income taxes	(163)	(148)
Interest expense, net	(20,662)	(24,385)
Integration-related costs	(4,313)	(2,248)
Multi-employer pension plan withdrawal charge	—	(6,000)
Unrealized (non-cash) gains (losses) on changes in fair value of derivatives	707	(73)
Loss (gain) on disposal of property, plant and equipment, net	179	(301)
Compensation cost recognized under Restricted Unit Plans	2,074	840
Changes in working capital and other assets and liabilities	136,738	79,649

Net cash provided by operating activities	$124,583	$66,505

Nine Months Ended June 28, 2014 Compared to Nine Months Ended June 29, 2013

Revenues

	Nine Months Ended			Percent
	June 28,	June 29,	Increase /	Increase /
(Dollars in thousands)	2014	2013	(Decrease)	(Decrease)
Revenues
Propane	$1,409,271	$1,164,099	$245,172	21.1%
Fuel oil and refined fuels	174,888	185,967	(11,079)	(6.0%)
Natural gas and electricity	74,311	64,253	10,058	15.7%
All other	38,501	45,615	(7,114)	(15.6%)

Total revenues	$1,696,971	$1,459,934	$237,037	16.2%

Average temperatures (as measured by heating degree days) across all of our service territories for the first nine months of fiscal 2014 were 3% colder than normal and 8% colder than the comparable prior year period. However, the weather pattern during the fiscal 2014 heating season was characterized by warmer than normal temperatures for the first two months of the period, followed by significantly colder than normal temperatures for the remainder of the heating season. In addition, during the peak of our heating season, we experienced considerably colder than normal temperatures in our east and midwest service territories, but sustained unseasonably warm temperatures in our western territories. In fact, average temperatures in our western territories during the fiscal 2014 heating season were 11% warmer than normal and 6% warmer than the comparable prior year period.

Revenues from the distribution of propane and related activities of $1,409.3 million for the first nine months of fiscal 2014 increased $245.2 million, or 21.1%, compared to $1,164.1 million in the comparable prior year period, primarily due to higher average retail selling prices associated with higher wholesale propane costs, partially offset by a decrease in retail propane volumes sold. Average propane selling prices for the first nine months of fiscal 2014 increased 22.2% compared to the first nine months of the prior year due to higher wholesale costs, resulting in a $243.6 million increase in revenues year-over-year. Retail propane gallons sold in the first nine months of fiscal 2014 decreased 1.7 million gallons, or 0.4%, to 454.7 million gallons from 456.4 million gallons in the comparable prior year period. Volumes sold during the first nine months of fiscal 2014 were adversely affected by supply constraints resulting from industry-wide supply shortages and logistics issues adversely affecting propane transportation sourcing and costs; these constraints persisted throughout much of our heating season. Customer conservation attributable to the significant rise in propane prices also adversely affected volumes sold. Lower propane volumes sold resulted in a decrease of $4.0 million in revenues during the first nine months of fiscal 2014 compared to the first nine months of the prior year. Included within the propane segment are revenues from other propane activities of $66.4 million for the first nine months of fiscal 2014, representing an increase of $5.6 million compared to the first nine months of the prior year.

Revenues from the distribution of fuel oil and refined fuels of $174.9 million for the first nine months of fiscal 2014 decreased $11.1 million, or 6.0%, from $186.0 million in the comparable prior year period, primarily due to lower volumes sold, partially offset by higher average selling prices. Fuel oil and refined fuels gallons sold in the first nine months of fiscal 2014 decreased 3.8 million gallons, or 8.0%, to 43.6 million gallons from 47.4 million gallons in the comparable prior year period, primarily due to a decline in lower margin gasoline and diesel volumes. Lower fuel oil and refined fuels volumes sold resulted in a decrease of $15.1 million in revenues during the first nine months of fiscal 2014 compared to the first nine months of the prior year. Average selling prices in our fuel oil and refined fuels segment increased 2.3% during the first nine months of fiscal 2014 compared to the first nine months of the prior year, resulting in a $4.0 million increase in revenues year-over-year.

Revenues in our natural gas and electricity segment of $74.3 million for the first nine months of fiscal 2014 increased $10.1 million, or 15.7%, over the comparable prior year period, primarily due to higher average selling prices for natural gas and electricity as a result of higher average wholesale costs, partially offset by lower electricity usage.

Cost of Products Sold

	Nine Months Ended			Percent
	June 28,	June 29,	Increase /	Increase /
(Dollars in thousands)	2014	2013	(Decrease)	(Decrease)
Cost of products sold
Propane	$752,090	$524,868	$227,222	43.3%
Fuel oil and refined fuels	139,200	153,088	(13,888)	(9.1%)
Natural gas and electricity	55,732	45,074	10,658	23.6%
All other	12,184	17,245	(5,061)	(29.3%)

Total cost of products sold	$959,206	$740,275	$218,931	29.6%

As a percent of total revenues	56.5%	50.7%

Average posted propane prices for the first nine months of fiscal 2014 were 33.9% higher than the comparable prior year period (basis Mont Belvieu, Texas). The significant rise in average posted propane prices, which increased at an even greater rate at other supply points, translated into a significant rise in wholesale propane costs, particularly during the peak of our heating season. Average posted prices for fuel oil for the first nine months of fiscal 2014 were 0.3% lower than the comparable prior year period. Included in cost of products sold for the first nine months of fiscal 2014 were $0.7 million of unrealized (non-cash) gains attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to an unrealized (non-cash) loss of $6.3 million in the first nine months of the prior year, resulting in a decrease of $7.0 million in cost of products sold, all of which was reported in the propane segment.

Cost of products sold associated with the distribution of propane and related activities of $752.1 million for the first nine months of fiscal 2014 increased $227.2 million, or 43.3%, compared to the first nine months of the prior year, primarily due to higher wholesale costs and higher transportation costs associated with extraordinary measures we took to ensure that adequate propane supplies were delivered to our customer service centers to meet customer demand during the heating season, partially offset by lower propane volumes sold. Higher average propane costs resulted in an increase of $221.9 million which was partially offset by a decrease $1.8 million related to lower propane volumes sold, in cost of products sold during the first nine months of fiscal 2014 compared to the first nine months of the prior year. Cost of products sold from other propane activities increased $14.1 million.

Cost of products sold associated with our fuel oil and refined fuels segment of $139.2 million for the first nine months of fiscal 2014 decreased $13.9 million, or 9.1%, compared to the first nine months of the prior year. Lower fuel oil and refined fuels volumes sold and lower fuel oil and refined fuels wholesale costs resulted in decreases of $12.4 million and $1.5 million, respectively, in cost of products sold during the first nine months of fiscal 2014 compared to the corresponding period of the prior year.

Cost of products sold in our natural gas and electricity segment of $55.7 million for the first nine months of fiscal 2014 increased $10.7 million compared to the first nine months of the prior year, due to higher natural gas volumes sold, partially offset by lower electricity usage.

For the first nine months of fiscal 2014, total cost of products sold as a percent of total revenues increased 5.8 percentage points to 56.5% from 50.7% in the comparable prior year period. The increase in cost of products sold as a percentage of revenues was primarily attributable to the rise in wholesale propane costs outpacing the rise in propane average selling prices during the first nine months of fiscal 2014.

Operating Expenses

	Nine Months Ended
	June 28,	June 29,		Percent
(Dollars in thousands)	2014	2013	Increase	Increase
Operating expenses	$361,035	$359,621	$1,414	0.4%
As a percent of total revenues	21.3%	24.6%

Operating expenses of $361.0 million in the first nine months of fiscal 2014 increased $1.4 million, or 0.4%, compared to $359.6 million in the first nine months of the prior year, primarily due to higher overtime and vehicle expenses attributable to higher volumes sold and harsh weather conditions, as well as higher bad debt expense as a result of higher revenues, offset to an extent by synergies realized associated with the continuing integration of Inergy Propane operations. Operating expenses for the first nine months of fiscal 2014 included integration-related expenses of $5.8 million associated with the integration of the Inergy Propane operations, compared to $2.5 million of integration-related expenses in the first nine months of fiscal 2013. The first nine months of fiscal 2013 also included a $6.0 million charge related to our voluntary partial withdrawal from a multi-employer pension plan and full withdrawal from two multi-employer pension plans. Both the integration-related expenses and the multi-employer pension plan withdrawal charge were excluded from our calculation of Adjusted EBITDA.

General and Administrative Expenses

	Nine Months Ended
	June 28,	June 29,		Percent
(Dollars in thousands)	2014	2013	Increase	Increase
General and administrative expenses	$51,105	$51,060	$45	0.1%
As a percent of total revenues	3.0%	3.5%

General and administrative expenses of $51.1 million for the first nine months of fiscal 2014 were flat compared to the first nine months of the prior year as higher payroll and benefit related expenses were mostly offset by lower legal expenses associated with uninsured matters. In addition, general and administrative expenses for the first nine months of fiscal 2014 and fiscal 2013 included $3.3 million and $3.5 million, respectively, of professional services and other expenses associated with the integration of Inergy Propane. These integration-related items were excluded from our calculation of Adjusted EBITDA for both periods.

Depreciation and Amortization

	Nine Months Ended
	June 28,	June 29,		Percent
(Dollars in thousands)	2014	2013	Increase	Increase
Depreciation and amortization	$101,101	$93,347	$7,754	8.3%
As a percent of total revenues	6.0%	6.4%

Depreciation and amortization expense of $101.1 million for the first nine months of fiscal 2014 increased $7.8 million compared to the prior year period, primarily as a result of acceleration of depreciation expense on buildings, vehicles and equipment taken out of service as a result of integration activities.

Interest Expense, net

	Nine Months Ended
	June 28,	June 29,		Percent
(Dollars in thousands)	2014	2013	Decrease	Decrease
Interest expense, net	$63,095	$73,284	$(10,189)	(13.9%)
As a percent of total revenues	3.7%	5.0%

Net interest expense of $63.1 million for the first nine months of fiscal 2014 decreased $10.2 million compared to the first nine months of the prior year, primarily due to the reduction of $157.3 million in long-term borrowings during the fourth quarter of fiscal 2013. See Liquidity and Capital Resources below for additional discussion.

Loss on Debt Extinguishment

On May 27, 2014, we repurchased and satisfied and discharged all of our 2018 Senior Notes with net proceeds from the issuance of the 2024 Senior Notes (see below) and cash on hand pursuant to a tender offer and redemption. In connection with this tender offer and redemption, we recognized a loss on the extinguishment of debt of $11.6 million consisting of $31.6 million for the redemption premium and related fees, as well as the write-off of $5.3 million and ($25.3) million in unamortized debt origination costs and unamortized premium, respectively.

EBITDA and Adjusted EBITDA

The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of Adjusted EBITDA, as so calculated, to our net cash provided by operating activities:

	Nine Months Ended
	June 28,	June 29
(Dollars in thousands)	2014	2013
Net income	$149,229	$141,917
Add:
Provision for income taxes	611	430
Interest expense, net	63,095	73,284
Depreciation and amortization	101,101	93,347

EBITDA	314,036	308,978
Integration-related costs	9,083	6,001
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(708)	6,333
Loss on debt extinguishment	11,589	—
Multi-employer pension plan withdrawal charge	—	6,000

Adjusted EBITDA	334,000	327,312
Add (subtract):
Provision for income taxes	(611)	(430)
Interest expense, net	(63,095)	(73,284)
Integration-related costs	(9,083)	(6,001)
Multi-employer pension plan withdrawal charge	—	(6,000)
Unrealized (non-cash) gains (losses) on changes in fair value of derivatives	708	(6,333)
(Gain) on disposal of property, plant and equipment, net	(340)	(2,891)
Compensation cost recognized under Restricted Unit Plans	5,663	3,253
Changes in working capital and other assets and liabilities	(122,272)	(35,158)

Net cash provided by operating activities	$144,970	$200,468

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first nine months of fiscal 2014 and fiscal 2013 was $145.0 million and $200.5 million, respectively. The decrease in net cash provided by operating activities was primarily attributable to a substantial increase in working capital requirements as a result of the impact of the significant increase in wholesale propane costs on our inventory, revenues and resulting accounts receivables, offset to an extent by a year-over-year increase in earnings. Also, cash flows from operating activities for the first nine months of fiscal 2013 benefited to an extent by the realization of working capital acquired in the Inergy Propane acquisition.

Investing Activities. Net cash used in investing activities of $12.1 million for the first nine months of fiscal 2014 consisted of capital expenditures of $21.6 million (including approximately $13.0 million for maintenance expenditures and $8.6 million to support the growth of operations), partially offset by $9.5 million in net proceeds from the sale of property, plant and equipment.

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

Financing Activities. Net cash used in financing activities for the first nine months of fiscal 2014 of $170.8 million reflects $158.2 million in quarterly distributions to Common Unitholders at a rate of $0.8750 per Common Unit paid in respect of the fourth quarter of fiscal 2013 and first and second quarters of fiscal 2014. In addition, cash used in financing activities included proceeds of $525.0 million from the issuance of the 2024 Senior Notes in May 2014. The net proceeds from the 2024 Senior Notes offering were used, along with cash on hand, to repurchase and satisfy and discharge all of the outstanding 2018 Senior Notes, as well as to pay tender premiums and other related fees of $31.6 million and debt issuance costs of $9.5 million, pursuant to a tender offer and redemption.

Net cash used in financing activities for the first nine months of fiscal 2013 of $5.1 million reflects the quarterly distribution to Common Unitholders at a rate of $0.8525 per Common Unit paid in respect of the fourth quarter of fiscal 2012 and at a rate of $0.8750 per Common Unit paid in respect of the first and second quarters of fiscal 2013. In addition, net cash used in financing activities for the first nine months of fiscal 2013 included proceeds of $143.4 million from the issuance of 3,105,000 of our Common Units on May 17, 2013. The net proceeds from the equity offering, along with cash on hand, were used to redeem $157.3 million of our 2021 Senior Notes in August 2013.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of June 28, 2014, our long-term debt consisted of $250.0 million in aggregate principal amount of 7.375% senior notes due March 15, 2020, $346.2 million in aggregate principal amount of 7.375% senior notes due August 1, 2021, $525.0 million in aggregate principal amount of 5.50% senior notes due June 1, 2024 and $100.0 million outstanding under our senior secured Revolving Credit Facility.

Senior Notes

2018 Senior Notes and 2021 Senior Notes

On August 1, 2012, we and our 100%-owned subsidiary, Suburban Energy Finance Corp., issued $496.6 million in aggregate principal amount of unregistered 7.5% senior notes due October 1, 2018 (the “2018 Senior Notes”) and $503.4 million in aggregate principal amount of unregistered 7.375% senior notes due August 1, 2021 (the “2021 Senior Notes”) in a private placement in connection with the Inergy Propane acquisition. The 2018 Senior Notes required semi-annual interest payments in April and October, and the 2021 Senior Notes require semi-annual interest payments in February and August.

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

On August 2, 2013, we repurchased pursuant to optional redemption $133.4 million of our 2021 Senior Notes using net proceeds from our May 2013 public offering and net proceeds from the underwriters’ exercise of their over-allotment option to purchase additional Common Units. In addition, on August 6, 2013, we repurchased $23.9 million of our 2021 Senior Notes in a private transaction using cash on hand. During the fourth quarter of fiscal 2013, in connection with these repurchases, which totaled $157.3 million in aggregate principal amount, we recognized a loss on the extinguishment of debt of $2.1 million consisting of $11.7 million for the repurchase premium and related fees, as well as the write-off of $2.1 million and ($11.7) million in unamortized debt origination costs and unamortized premium, respectively.

On May 27, 2014, we repurchased and satisfied and discharged all of our 2018 Senior Notes with net proceeds from the issuance of the 2024 Senior Notes (see below) and cash on hand, pursuant to a tender offer and redemption. In connection with this tender offer and redemption during the third quarter of fiscal 2014, we recognized a loss on the extinguishment of debt of $11.6 million consisting of $31.6 million for the redemption premium and related fees, as well as the write-off of $5.3 million and ($25.3) million in unamortized debt origination costs and unamortized premium, respectively.

2020 Senior Notes

On March 23, 2010, we and our 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $250.0 million in aggregate principal amount of 7.375% senior notes due March 15, 2020 (the “2020 Senior Notes”). The 2020 Senior Notes require semi-annual interest payments in March and September.

2024 Senior Notes

On May 27, 2014, we and our 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $525.0 million in aggregate principal amount of 5.50% senior notes due June 1, 2024 (the “2024 Senior Notes”). The 2024 Senior Notes require semi-annual interest payments in June and December, beginning in December 2014. The net proceeds from the issuance of the 2024 Senior Notes, along with cash on hand, were used to repurchase and satisfy and discharge the 2018 Senior Notes.

Our obligations under the 2020 Senior Notes, 2021 Senior Notes and 2024 Senior Notes (collectively, the “Senior Notes”) are unsecured and rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The Senior Notes are structurally subordinated to, which means they rank effectively behind, any debt and other liabilities of the Operating Partnership. The Senior Notes each have a change of control provision that would require us to offer to repurchase the notes at 101% of the principal amount repurchased, if a change of control, as defined in the applicable indenture, occurs and is followed by a rating decline (a decrease in the rating of the notes by either Moody’s Investors Service or Standard and Poor’s Rating Group by one of more gradations) within 90 days of the consummation of the change of control.

Credit Agreement

Our Operating Partnership has an amended and restated credit agreement entered into on January 5, 2012, as amended on August 1, 2012 and May 9, 2014 (collectively, the “Amended Credit Agreement”) that provides for a five-year $400.0 million revolving credit facility (the “Revolving Credit Facility”) of which, $100.0 million was outstanding as of June 28, 2014. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. Our Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

Borrowings under the Revolving Credit Facility of the Amended Credit Agreement may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. Our Operating Partnership has the right to prepay loans under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity. We have standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $53.7 million primarily in support of retention levels under our self-insurance programs, which expire periodically through April 3, 2014. Therefore, as of June 28, 2014, we had available borrowing capacity of $246.3 million under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility of the Amended Credit Agreement bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1⁄2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of June 28, 2014, the interest rate for the Revolving Credit Facility was approximately 2.5%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.

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

On May 9, 2014, the Operating Partnership executed a second amendment to the Amended Credit Agreement to make certain technical amendments with respect to agreements relating to debt refinancing.

In connection with the Amended Credit Agreement, our Operating Partnership entered into an interest rate swap agreement with a June 25, 2013 effective date and a maturity date of January 5, 2017. Under this interest rate swap agreement, our Operating Partnership will pay a fixed interest rate of 1.63% to the issuing lender on the notional principal amount outstanding, and the issuing lender will pay our Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The interest rate swap has been designated as a cash flow hedge.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We and our Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of June 28, 2014.

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

On July 23, 2014, we announced a quarterly distribution of $0.8750 per Common Unit, or $3.50 on an annualized basis, in respect of the third quarter of fiscal 2014 payable on August 12, 2014 to holders of record on August 5, 2014.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000. At June 28, 2014, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $28.4 million and $20.4 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At June 28, 2014, we had accrued insurance liabilities of $58.7 million, and an insurance recovery asset of $16.3 million related to the amount of the liability expected to be covered by insurance carriers.

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

Off-Balance Sheet Arrangements

Guarantees

We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2021. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was approximately $15.5 million as of June 28, 2014. The fair value of residual value guarantees for outstanding operating leases was de minimis as of June 28, 2014.

Recently Issued Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”). This update provides a principles-based approach to revenue recognition, requiring revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU provides a five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied. The revenue standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016, which will be our first quarter of fiscal year 2018. ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. We are evaluating the impacts, if any, the adoption of ASU 2014-09 will have on our results of operations, financial position or cash flows.

Recently Adopted Accounting Pronouncements.

In December 2011, the FASB issued an ASU regarding disclosures about offsetting assets and liabilities (“ASU 2011-11”). The new guidance requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. The amendment, further clarified with ASU 2013-01, enhances disclosures by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with other US GAAP or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether or not they are offset in the balance sheet. We adopted ASU 2011-11 and ASU 2013-01 on September 29, 2013 and included further disclosure regarding offsetting assets and liabilities for derivative instruments accounted for under ASC 815. As this guidance affects disclosures only, its adoption had no impact on our financial position, results of operations or cash flows.

In February 2013, the FASB issued an ASU to establish the effective date for the requirement to present components of reclassifications out of accumulated other comprehensive income either parenthetically on the face of the financial statements or in the notes to the financial statements (“ASU 2013-02”). We adopted ASU 2013-02 on September 29, 2013 and its adoption did not change the items that must be reported in other comprehensive income, nor did it have an impact on our financial position, results of operations or cash flows.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1⁄2 of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the total ratio of debt to consolidated EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. The interest rate swaps have been designated as a cash flow hedge. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At June 28, 2014, the fair value of the interest rate swaps was a net liability of $2.1 million, which is included within other current liabilities and other liabilities, as applicable, with a corresponding unrealized loss reflected in accumulated OCI.

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

Sensitivity Analysis

In an effort to estimate our exposure to unfavorable market price changes in commodities related to our open positions under derivative instruments, we developed a model that incorporates the following data and assumptions:

A.	The fair value of open positions as of June 28, 2014.

B.	The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, a hypothetical 10% adverse change in market prices for open derivative instruments as of June 28, 2014 indicates an increase in potential future net losses of $0.2 million. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2013. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of June 28, 2014. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of June 28, 2014, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 28, 2014 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, Note 10 to the Condensed Consolidated Financial Statements, of this Form 10-Q is hereby incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

INDEX TO EXHIBITS

The exhibits listed on this Exhibit Index are filed as part of this Quarterly Report. Exhibits required to be filed by Item 601 of Regulation S-K, which are not listed below, are not applicable.

Exhibit Number	Description

2.1	Contribution Agreement dated as of April 25, 2012, as amended as of June 15, 2012, July 6, 2012 and July 19, 2012, among Inergy, L.P., Inergy GP, LLC, Inergy Sales and Service, Inc. and Suburban Propane Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Partnership’s Current Reports on Form 8-K filed April 26, 2012, June 15, 2012, July 6, 2012 and July 19, 2012, respectively).

3.1	Third Amended and Restated Agreement of Limited Partnership of the Partnership dated as of October 19, 2006, as amended as of July 31, 2007. (Incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed August 2, 2007).

3.2	Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated as of October 19, 2006, as amended as of June 24, 2009. (Incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed June 30, 2009).

3.3	Amended and Restated Certificate of Limited Partnership of the Partnership dated May 26, 1999 (Incorporated by reference to Exhibit 3.2 to the Partnership’s Quarterly Report on Form 10-Q filed August 6, 2009).

3.4	Amended and Restated Certificate of Limited Partnership of the Operating Partnership dated May 26, 1999 (Incorporated by reference to Exhibit 3.3 to the Partnership’s Quarterly Report on Form 10-Q filed August 6, 2009).

4.1	Description of Common Units of the Partnership. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed October 19, 2006).

4.2	Indenture, dated as of March 23, 2010, related to the 7.375% Senior Notes due 2020, by and among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee, including the form of 7.375% Senior Notes due 2020. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed March 23, 2010).

4.3	First Supplemental Indenture, dated as of March 23, 2010, related to the 7.375% Senior Notes due 2020, by and among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K filed March 23, 2010).

4.4	Indenture, dated as of August 1, 2012, related to the 7.5% Senior Notes due 2018 and the 7.375% Senior Notes due 2021, by and among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee, including the form of 7.5% Senior Notes due 2018 and the form of 7.375% Senior Notes due 2021. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed August 2, 2012).

4.5	First Supplemental Indenture, dated as of May 23, 2014, related to the 7.5% Senior Notes due 2018 and the 7.375% Senior Notes due 2021, by and among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed May 27, 2014).

4.6	Indenture, dated as of May 27, 2014, relating to the 5.50 % Senior Notes due 2024, among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee, including the form of 5.50 % Senior Notes due 2024. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed May 28, 2014).

4.7	First Supplemental Indenture, dated as of May 27, 2014, relating to the 5.50 % Senior Notes due 2024, among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed May 28, 2014).

4.8	Support Agreement, dated as of August 1, 2012, among Inergy, L.P., the Partnership and Suburban Energy Finance Corp. (Incorporated by reference to Exhibit 4.3 to the Partnership’s Registration Statement on Form S-4 dated September 19, 2012).

10.1	Agreement between Michael J. Dunn, Jr. and the Partnership, effective as of September 27, 2009. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed November 10, 2009).

10.2	Suburban Propane Partners, L.P. 2000 Restricted Unit Plan, as amended and restated effective October 17, 2006 and as further amended on July 31, 2007, October 31, 2007, January 24, 2008, January 20, 2009, November 10, 2009 and November 13, 2012. (Incorporated by reference to Exhibit 99.1 to the Partnership’s Current Report on Form 8-K filed November 14, 2012).

10.3	Suburban Propane Partners, L.P. 2009 Restricted Unit Plan, effective August 1, 2009, as amended on November 13, 2012 and August 6, 2013. (Incorporated by reference to Exhibit 99.2 to the Partnership’s Current Report on Form 8-K filed August 7, 2013).

10.4	Suburban Propane, L.P. Severance Protection Plan, as amended on January 24, 2008, January 20, 2009 and November 10, 2009. (Incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 26, 2009).

10.5	Suburban Propane L.P. 2003 Long Term Incentive Plan, as amended on October 17, 2006 and as further amended on July 31, 2007, October 31, 2007, January 24, 2008 and January 20, 2009. (Incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008).

10.6	Suburban Propane, L.P. 2013 Long Term Incentive Plan. (Incorporated by reference to Exhibit 99.1 to the Partnership’s Current Report on Form 8-K filed November 10, 2011).

10.7	Suburban Propane, L.P. 2014 Long Term Incentive Plan. (Incorporated by reference to Exhibit 99.1 to the Partnership’s Current Report on Form 8-K filed August 7, 2013).

10.8	Amended and Restated Retirement Savings and Investment Plan of Suburban Propane effective as of January 1, 1998). (Incorporated by reference to Exhibit 10.24 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001).

10.9	Amendment No. 1 to the Retirement Savings and Investment Plan of Suburban Propane (effective January 1, 2002). (Incorporated by reference to Exhibit 10.25 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002).

10.10	Amended and Restated Credit Agreement, among the Operating Partnership, the Partnership and Bank of America, N.A., as Administrative Agent and the Lenders party thereto, dated January 5, 2012. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on January 6, 2012).

10.11	First Amendment to the Amended and Restated Credit Agreement, among the Operating Partnership, the Partnership and Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, dated August 1, 2012. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on August 2, 2012).

10.12	Second Amendment to the Amended and Restated Credit Agreement, among the Operating Partnership, the Partnership and Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, dated May 9, 2014. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on May 12, 2014).

10.13	Propane Storage Agreement, dated September 17, 2007, between Suburban Propane, L.P. and Plains LPG Services, L.P. (Incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed September 20, 2007).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

99.1	Equity Holding Policy for Supervisors and Executives of Suburban Propane Partners, L.P. (Incorporated by reference to Exhibit 99.1 to the Partnership’s Current Report on Form 8-K dated May 10, 2010).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUBURBAN PROPANE PARTNERS, L.P.

August 7, 2014	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Vice President – Finance & Chief Accounting Officer

August 7, 2014	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Controller