Form 10-K
period 2014-09-27
SUBURBAN PROPANE PARTNERS LP
filed 2014-11-26
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 27, 2014

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value as of March 29, 2014 of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($40.89 per unit), was approximately $2,465,914,000.

Documents Incorporated by Reference: None	Total number of pages (excluding Exhibits): 141

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

Development of Business

Suburban Propane Partners, L.P. (the “Partnership”), a publicly traded Delaware limited partnership, is a nationwide marketer and distributor of a diverse array of products meeting the energy needs of our customers. We specialize in the distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In support of our core marketing and distribution operations, we install and service a variety of home comfort equipment, particularly in the areas of heating and ventilation. We believe, based on LP/Gas Magazine dated February 2014, that we are the third largest retail marketer of propane in the United States, measured by retail gallons sold in the calendar year 2013. As of September 27, 2014, we were serving the energy needs of approximately 1.2 million residential, commercial, industrial and agricultural customers through approximately 710 locations in 41 states with operations principally concentrated in the east and west coast regions of the United States, including Alaska. We sold approximately 530.7 million gallons of propane and 49.1 million gallons of fuel oil and refined fuels to retail customers during the year ended September 27, 2014. Together with our predecessor companies, we have been continuously engaged in the retail propane business since 1928.

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

With the Inergy Propane Acquisition, we effectively doubled the size of our customer base and expanded our geographic reach into eleven (11) new states, including establishing a presence in portions of the midwest region of the United States. The Inergy Propane Acquisition was consistent with key elements of our business strategy to focus on businesses that complement our existing business segments and that can extend our presence in strategically attractive markets. This acquisition has provided, and will continue to provide, us with an opportunity to apply our operational expertise and customer-oriented initiatives to a much larger enterprise in order to enhance our growth prospects and cash flow profile. The total cost of the Inergy Propane Acquisition, as measured by the fair value of the total consideration was approximately $1.9 billion.

Direct and indirect subsidiaries of the Operating Partnership include Suburban Heating Oil Partners, LLC, which owns and operates the assets of our fuel oil and refined fuels business; Agway Energy Services, LLC, which owns and operates the assets of our natural gas and electricity business; and Suburban Sales and Service, Inc., which conducts a portion of our service work and appliance and parts business. Our fuel oil and refined fuels, natural gas and electricity and services businesses are structured as either limited liability companies that are treated as corporations or corporate entities (collectively referred to as “Corporate Entities”) and, as such, are subject to corporate level income tax.

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

Upon written request or through an information request link from our website at www.suburbanpropane.com, we will provide, without charge, copies of our Annual Report on Form 10-K for the year ended September 27, 2014, each of the Quarterly Reports on Form 10-Q, current reports filed or furnished on Form 8-K and all amendments to such reports as soon as is reasonably practicable after such reports are electronically filed with or furnished to the SEC. Requests should be directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206. The information contained on our website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

Selective Acquisitions of Complementary Businesses or Assets. Externally, we seek to extend our presence or diversify our product offerings through selective acquisitions. Our acquisition strategy is to focus on businesses with a relatively steady cash flow that will extend our presence in strategically attractive markets, complement our existing business segments or provide an opportunity to diversify our operations. We are very patient and deliberate in evaluating acquisition candidates. Consistent with this strategy, the Inergy Propane Acquisition, completed on August 1, 2012, was a transformative event for Suburban by expanding our geographic reach, doubling the size of our customer base and providing us with opportunities to achieve operational synergies by combining operations in overlapping territories and implementing our operating model and systems platform on a much larger business.

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

Product Distribution and Marketing

We distribute propane through a nationwide retail distribution network consisting of approximately 700 locations in 41 states as of September 27, 2014. Our operations are principally concentrated in the east and west coast regions of the United States, including Alaska. As of September 27, 2014, we serviced approximately 1,027,000 propane customers. Typically, our customer service centers are located in suburban and rural areas where natural gas is not readily available. Generally, these customer service centers consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. Most of our residential customers receive their propane supply through an automatic delivery system. These deliveries are scheduled through proprietary computer technology, based upon each customer’s historical consumption patterns and prevailing weather conditions. Additionally, we offer our customers a budget payment plan whereby the customer’s estimated annual propane purchases and service contracts are paid for in a series of estimated equal monthly payments over a twelve-month period. From our customer service centers, we also sell, install and service equipment to customers who purchase propane from us including heating and cooking appliances and, at some locations, propane fuel systems for motor vehicles.

We sell propane primarily to six customer markets: residential, commercial, industrial (including engine fuel), agricultural, other retail users and wholesale. Approximately 97% of the propane gallons sold by us in fiscal 2014 were to retail customers: 49% to residential customers, 26% to commercial customers, 7% to industrial customers, 5% to agricultural customers and 13% to other retail users. The balance of approximately 3% of the propane gallons sold by us in fiscal 2014 was for risk management activities and wholesale customers. No single customer accounted for 10% or more of our propane revenues during fiscal 2014.

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

Supply

Our propane supply is purchased from approximately 53 oil companies and natural gas processors at approximately 190 supply points located in the United States and Canada. We make purchases primarily under one-year agreements that are subject to annual renewal, and also purchase propane on the spot market. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, and some contracts include a pricing formula that typically is based on prevailing market prices. Some of these agreements provide maximum and minimum seasonal purchase guidelines. Propane is generally transported from refineries, pipeline terminals, storage facilities (including our storage facility in Elk Grove, California) and coastal terminals to our customer service centers by a combination of common carriers, owner-operators and railroad tank cars. See Item 2 of this Annual Report.

Historically, supplies of propane have been readily available from our supply sources. However, during the fiscal 2014 heating season, we were adversely affected by supply constraints resulting from industry-wide supply shortages and logistics issues involving propane transportation sourcing and costs. Nevertheless, through relationships with our suppliers and extraordinary efforts by our supply and logistics personnel, we were able to effectively manage the challenging environment in fiscal 2014 without a material disruption in supply. Although we make no assurance regarding the availability of supplies of propane in the future, we currently expect to be able to secure adequate supplies during fiscal 2015. During fiscal 2014, Crestwood Midstream Partners L.P. (“Crestwood”), Targa Liquids Marketing and Trade (“Targa”) and Enterprise Products Partners L.P. (“Enterprise”) provided approximately 19%, 13% and 13% of our total propane purchases, respectively. No other single supplier accounted for more than 10% of our propane purchases in fiscal 2014. The availability of our propane supply is dependent on several factors, including the severity of winter weather, the magnitude of competing demands for available supply (e.g., crop drying and exports), the availability of transportation and storage infrastructure and the price and availability of competing fuels, such as natural gas and fuel oil. We believe that if supplies from Crestwood, Targa or Enterprise were interrupted, we would be able to secure adequate propane supplies from other sources without a material disruption of our operations. Nevertheless, the cost of acquiring and transporting such propane might be higher and, at least on a short-term basis, our margins could be affected. Approximately 94% of our total propane purchases were from domestic suppliers in fiscal 2014.

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

We own and operate a large propane storage facility in California. We also operate smaller storage facilities in other locations and have rights to use storage facilities in additional locations. These storage facilities enable us to buy and store large quantities of propane particularly during periods of low demand, which generally occur during the summer months. This practice helps ensure a more secure supply of propane during periods of intense demand or price instability. As of September 27, 2014, the majority of our storage capacity in California was leased to third parties.

Competition

According to the US Census Bureau’s 2013 American Community Survey, propane ranks as the fourth most important source of residential energy in the nation, with about 5% of all households using propane as their primary space heating fuel. This level has not changed materially over the previous two decades. As an energy source, propane competes primarily with natural gas, electricity and fuel oil, principally on the basis of price, availability and portability.

Propane is more expensive than natural gas on an equivalent British Thermal Unit (“BTU”) basis in locations serviced by natural gas, but it is an alternative or supplement to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Historically, the expansion of natural gas into traditional propane markets has been inhibited by the capital costs required to expand pipeline and retail distribution systems. Although the recent extension of natural gas pipelines to previously unserved geographic areas tends to displace propane distribution in those areas, we believe new opportunities for propane sales may arise as new neighborhoods are developed in geographically remote areas. However, over the last few years, fewer new housing developments have been started in our service areas as a result of recent economic circumstances. The increasing availability of natural gas extracted from shale deposits in the United States may accelerate the extension of natural gas pipelines in the future.

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

In addition to competing with suppliers of other energy sources, our propane operations compete with other retail propane distributors. The retail propane industry is highly fragmented and competition generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry statistics contained in 2012 Sales of Natural Gas Liquids and Liquefied Refinery Gases, as published by the American Petroleum Institute in December 2013, and LP/Gas Magazine dated February 2014, the ten largest retailers, including us, account for approximately 44% of the total retail sales of propane in the United States. Each of our customer service centers operates in its own competitive environment because retail marketers tend to locate in close proximity to customers in order to lower the cost of providing service. Our typical customer service center has an effective marketing radius of approximately 50 miles, although in certain areas the marketing radius may be extended by one or more satellite offices. Most of our customer service centers compete with five or more marketers or distributors.

Fuel Oil and Refined Fuels

Product Distribution and Marketing

We market and distribute fuel oil, kerosene, diesel fuel and gasoline to approximately 57,000 residential and commercial customers primarily in the northeast region of the United States. Sales of fuel oil and refined fuels for fiscal 2014 amounted to 49.1 million gallons. Approximately 66% of the fuel oil and refined fuels gallons sold by us in fiscal 2014 were to residential customers, principally for home heating, 8% were to commercial customers, and 7% to other users. Sales of diesel and gasoline accounted for the remaining 19% of total volumes sold in this segment during fiscal 2014. Fuel oil has a more limited use, compared to propane, and is used almost exclusively for space and water heating in residential and commercial buildings. We sell diesel fuel and gasoline to commercial and industrial customers for use primarily to operate motor vehicles.

Approximately 41% of our fuel oil customers receive their fuel oil under an automatic delivery system. These deliveries are scheduled through proprietary computer technology, based upon each customer’s historical consumption patterns and prevailing weather conditions. Additionally, we offer our customers a budget payment plan whereby the customer’s estimated annual fuel oil purchases are paid for in a series of estimated equal monthly payments over a twelve-month period. From our customer service centers, we also sell, install and service equipment to customers who purchase fuel oil from us including heating appliances.

Deliveries of fuel oil are usually made to customers by means of tankwagon trucks, which have capacities ranging from 2,500 gallons to 3,000 gallons. Fuel oil is pumped from the tankwagon truck into a stationary storage tank that is located on the customer’s premises, which is owned by the customer. The capacity of customer storage tanks ranges from approximately 275 gallons to approximately 1,000 gallons. No single customer accounted for 10% or more of our fuel oil revenues during fiscal 2014.

Supply

We obtain fuel oil and other refined fuels in pipeline, truckload or tankwagon quantities, and have contracts with certain pipeline and terminal operators for the right to temporarily store fuel oil at 14 terminal facilities we do not own. We have arrangements with certain suppliers of fuel oil, which provide open access to fuel oil at specific terminals throughout the northeast. Additionally, a portion of our purchases of fuel oil are made at local wholesale terminal racks. In most cases, the supply contracts do not establish the price of fuel oil in advance; rather, prices are typically established based upon market prices at the time of delivery plus or minus a differential for transportation and volume discounts. We purchase fuel oil from approximately 25 suppliers at approximately 60 supply points. While fuel oil supply is more susceptible to longer periods of supply constraint than propane, we believe that our supply arrangements will provide us with sufficient supply sources. Although we make no assurance regarding the availability of supplies of fuel oil in the future, we currently expect to be able to secure adequate supplies during fiscal 2015.

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

Natural Gas and Electricity

We market natural gas and electricity through our 100%-owned subsidiary, Agway Energy Services, LLC (“AES”), in the deregulated markets of New York and Pennsylvania primarily to residential and small commercial customers. Historically, local utility companies provided their customers with all three aspects of electric and natural gas service: generation, transmission and distribution. However, under deregulation, public utility commissions in several states are licensing energy service companies, such as AES, to act as alternative suppliers of the commodity to end consumers. In essence, we make arrangements for the supply of electricity or natural gas to specific delivery points. The local utility companies continue to distribute electricity and natural gas on their distribution systems. The business strategy of this segment is to expand its market share by concentrating on growth in the customer base and expansion into other deregulated markets that are considered strategic markets.

We serve over 80,000 natural gas and electricity customers in New York and Pennsylvania. During fiscal 2014, we sold approximately 4.3 million dekatherms of natural gas and 476.2 million kilowatt hours of electricity through the natural gas and electricity segment. Approximately 83% of our customers were residential households and the remainder were small commercial and industrial customers. New accounts are obtained through numerous marketing and advertising programs, including telemarketing and direct mail initiatives. Most local utility companies have established billing service arrangements whereby customers receive a single bill from the local utility company which includes distribution charges from the local utility company, as well as product charges for the amount of natural gas or electricity provided by AES and utilized by the customer. We have arrangements with several local utility companies that provide billing and collection services for a fee. Under these arrangements, we are paid by the local utility company for all or a portion of customer billings after a specified number of days following the customer billing with no further recourse to AES.

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

All Other

We sell, install and service various types of whole-house heating products, air cleaners, humidifiers and space heaters to the customers of our propane, fuel oil, natural gas and electricity businesses. Our supply needs are filled through supply arrangements with several large regional equipment manufacturers and distribution companies. Competition in this business segment is primarily with small, local heating and ventilation providers and contractors, as well as, to a lesser extent, other regional service providers. The focus of our ongoing service offerings are in support of the service needs of our existing customer base within our propane, refined fuels and natural gas and electricity business segments. Additionally, we have entered into arrangements with third-party service providers to complement and, in certain instances, supplement our existing service capabilities.

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

Through an acquisition in fiscal 2004, and in the Inergy Propane Acquisition, we acquired certain properties with either known or probable environmental exposure, some of which are currently in varying stages of investigation, remediation or monitoring. Additionally, certain of the active sites acquired contained environmental conditions which required further investigation, future remediation or ongoing monitoring activities. The environmental exposures included instances of soil and/or groundwater contamination associated with the handling and storage of fuel oil, gasoline and diesel fuel. With respect to certain of the properties acquired in the Inergy Propane Acquisition, Inergy is contractually obligated to indemnify us for the costs associated with the investigation, monitoring, remediation and/or resolution of identified conditions. As of September 27, 2014, we had accrued environmental liabilities of $0.6 million representing the total estimated future liability for remediation and monitoring of all of our properties.

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

The Department of Homeland Security (“DHS”) has published regulations under 6 CFR Part 27 Chemical Facility Anti-Terrorism Standards. We have a number of facilities registered with the DHS. Because our facilities are currently operating under the security programs developed under guidelines issued by the Department of Transportation, Department of Labor and Environmental Protection Agency, we do not anticipate that we will incur significant costs in connection with our ongoing efforts to comply with these DHS regulations.

In December 2009, the U.S. Environmental Protection Agency (“EPA”) issued an “Endangerment Finding” under the Clean Air Act, determining that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases may be contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs and require reporting by certain regulated facilities on an annual basis. The EPA’s authority to regulate GHGs was recently upheld by the U.S. Supreme Court.

Both Houses of the United States Congress also have considered adopting legislation to reduce emissions of GHGs. Although Congress has not yet enacted federal climate change legislation, numerous states and municipalities have adopted laws and policies on climate change.

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

Required transactional margins, capital, recordkeeping, reporting, clearing and settlement as a result of legislation (such as the Dodd-Frank Act) and related existing and proposed administrative rulemaking may increase our operational and transactional cost of entering and maintaining derivatives contracts and adversely affect the number and/or creditworthiness of derivatives counterparties available to us. If we reduce our use of derivatives as a result of legislation and regulations, our results of operations may become more volatile and our cash flow may be less predictable.

Many of the states in which we do business have passed laws prohibiting “unfair or deceptive practices” in transactions between consumers and sellers of products used for residential purposes, which give the Attorney General or other officials of that state the authority to investigate alleged violations of those laws. From time to time, we receive inquiries or requests for additional information under these laws from the offices of Attorneys General or other government officials in connection with the sale of our products to residential customers. Based on information to date, we do not believe that the costs or liabilities associated with such inquiries or requests will result in a material adverse effect on our financial condition or results of operations; however, there can be no assurance that our financial condition or results of operations may not be materially and adversely affected as a result of current or future government investigations or civil litigation derived therefrom.

Employees

As of September 27, 2014, we had 3,796 full time employees, of whom 708 were engaged in general and administrative activities (including fleet maintenance), 37 were engaged in transportation and product supply activities and 3,051 were customer service center employees. As of September 27, 2014, 121 of our employees were represented by 16 different local chapters of labor unions. We believe that our relations with both our union and non-union employees are satisfactory. From time to time, we hire temporary workers to meet peak seasonal demands.

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

Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. For example, average temperatures in our service territories were 3% colder than normal, and 4% and 14% warmer than normal for fiscal 2014, fiscal 2013 and fiscal 2012, respectively, as measured by the number of heating degree days reported by the National Oceanic and Atmospheric Administration (“NOAA”). Furthermore, variations in weather in one or more regions in which we operate can significantly affect the total volume of propane, fuel oil and other refined fuels and natural gas we sell and, consequently, our results of operations. Variations in the weather in the northeast, where we have a greater concentration of propane accounts and substantially all of our fuel oil and natural gas operations, generally have a greater impact on our operations than variations in the weather in other markets. We can give no assurance that the weather conditions in any quarter or year will not have a material adverse effect on our operations, or that our available cash will be sufficient to pay principal and interest on our indebtedness and distributions to Unitholders.

Sudden increases in our costs to acquire and transport propane, fuel oil and other refined fuels and natural gas due to, among other things, our inability to obtain adequate supplies from our usual suppliers, or our inability to obtain adequate supplies of such products from alternative suppliers, may adversely affect our operating results.

Our profitability in the retail propane, fuel oil and refined fuels and natural gas businesses is largely dependent on the difference between our costs to acquire and transport product and retail sales price. Propane, fuel oil and other refined fuels and natural gas are commodities, and the availability of those products, and the unit prices we need to pay to acquire and transport those products, are subject to volatile changes in response to changes in supply or other market conditions over which we have no control, including the severity of winter weather, the price and availability of competing alternative energy sources, competing demands for the products and infrastructure (including highway, rail, pipeline and refinery) constraints. Our supply of these products from our usual sources may be interrupted due to these and other reasons that are beyond our control, necessitating the transportation of product, if it is available at all, by truck, rail car or other means from other suppliers in other areas, with resulting delay in receipt and delivery to customers and increased expense. As a result, our costs of acquiring and transporting alternative supplies of these products to our facilities might be materially higher at least on a short-term basis. Since we may not be able to pass on to our customers immediately, or in full, all increases in our wholesale and transportation costs of propane, fuel oil and other refined fuels and natural gas, these increases could reduce our profitability. In addition, our inability to obtain sufficient supplies of propane, fuel oil and other refined fuels and natural gas in order for us to fully meet our customer demand for these products on a timely basis could adversely affect our revenues, and consequently our profitability.

In general, product supply contracts permit suppliers to charge posted prices at the time of delivery or the current prices established at major supply points, including Mont Belvieu, Texas, and Conway, Kansas. We engage in transactions to manage the price risk associated with certain of our product costs from time to time in an attempt to reduce cost volatility and to help ensure availability of product. We can give no assurance that future increases in our costs to acquire and transport propane, fuel oil and natural gas will not have a material adverse effect on our profitability and cash flow, or that our available cash will be sufficient to pay principal and interest on our indebtedness and distributions to our Unitholders.

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

Propane and fuel oil compete with electricity, natural gas and other existing and future sources of energy, some of which are, or may in the future be, less costly for equivalent energy value. For example, natural gas currently is a significantly less expensive source of energy than propane and fuel oil on an equivalent BTU basis. As a result, except for some industrial and commercial applications, propane and fuel oil are generally not economically competitive with natural gas in areas where natural gas pipelines already exist. The gradual expansion of the nation’s natural gas distribution systems has made natural gas available in many areas that previously depended upon propane or fuel oil. We expect this trend to continue, and, with the increasingly abundant supply of natural gas from domestic sources, perhaps accelerate. Propane and fuel oil compete to a lesser extent with each other due to the cost of converting from one to the other.

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

Our business and operating results are materially affected by worldwide economic conditions. Current conditions in the global capital and credit markets and general economic pressures have led to declining consumer and business confidence, increased market volatility and reduction of business activity generally. As a result of this turmoil, coupled with increasing energy prices, our customers may experience cash flow shortages which may lead to delayed or cancelled plans to purchase our products, and affect the ability of our customers to pay for our products. In addition, disruptions in the U.S. residential mortgage market and the rate of mortgage foreclosures may adversely affect retail customer demand for our products (in particular, products used for home heating and home comfort equipment) and our business and results of operations.

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

Our business is subject to a wide and ever increasing range of federal, state and local laws and regulations related to environmental and health and safety matters including those concerning, among other things, the investigation and remediation of contaminated soil, groundwater and other environmental media, and the transportation of hazardous materials. These requirements are complex, changing and tend to become more stringent over time. In addition, we are required to maintain various permits that are necessary to operate our facilities, some of which are material to our operations. There can be no assurance that we have been, or will be, at all times in complete compliance with all legal, regulatory and permitting requirements or that we will not incur significant costs in the future relating to such requirements. Violations could result in penalties, or the curtailment or cessation of operations.

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

In December 2009, the EPA issued an “Endangerment Finding” under the Clean Air Act, determining that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases may be contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs and require reporting by certain regulated facilities on an annual basis. The EPA’s authority to regulate GHGs was recently upheld by the U.S. Supreme Court.

Both Houses of the United States Congress also have considered adopting legislation to reduce emissions of GHGs. Although Congress has not yet enacted federal climate change legislation, numerous states and municipalities have adopted laws and policies on climate change.

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

Our use of derivative contracts involves credit and regulatory risk and may expose us to financial loss.

From time to time, we enter into hedging transactions to reduce our business risks arising from fluctuations in commodity prices and interest rates. Hedging transactions expose us to risk of financial loss in some circumstances, including if the other party to the contract defaults on its obligations to us or if there is a change in the expected differential between the price of the underlying commodity or financial metric provided in the hedging agreement and the actual amount received.

Required transactional margins, capital, recordkeeping, reporting, clearing and settlement as a result of legislation (such as the Dodd-Frank Act) and related existing and proposed administrative rulemaking may increase our operational and transactional cost of entering and maintaining derivatives contracts and adversely affect the number and/or creditworthiness of derivatives counterparties available to us. If we reduce our use of derivatives as a result of legislation and regulations, our results of operations may become more volatile and our cash flow may be less predictable.

Because we depend on particular management information systems to effectively manage all aspects of our delivery of propane, a failure in our operational systems or cyber security attacks on any of our facilities, or those of third parties, may adversely affect our financial results.

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

If any of our financial, operational, or other data processing systems fail or have other significant shortcomings, our financial results could be adversely affected. Our financial results also could be adversely affected if an employee or third party causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our operational systems. In addition, dependence upon automated systems may further increase the risk that operational system flaws, employee tampering or manipulation of those systems will result in losses that are difficult to detect or recoup, including damage to our reputation. To the extent customer data is hacked or misappropriated, we could be subject to liability to affected persons.

Risks Related to the Inergy Propane Acquisition and the Related Transactions

We may not be able to successfully complete the integration of Inergy Propane’s operations with our operations, which could cause our business to suffer.

In order to obtain all of the anticipated benefits of the Inergy Propane Acquisition, we need to fully combine and integrate the businesses and operations of Inergy Propane with ours. Although we have developed, and have substantially implemented, a detailed integration plan, the complete integration of two large businesses is a complex and costly process. We continue to devote significant management attention and resources to integrating all of the business practices and operations of Suburban and Inergy Propane. Although we believe that it has not yet done so, the integration process may, in the future, divert the attention of our executive officers and management from day-to-day operations and disrupt the business of Suburban and, if not completed effectively, may preclude realization of the full expected benefits of the transaction.

Our failure to meet the challenges involved in successfully completing the full integration of Inergy Propane’s operations with our operations or otherwise to realize any of the anticipated benefits of the Inergy Propane Acquisition could adversely affect our results of operations. In addition, the overall integration of Suburban and Inergy Propane may yet result in unanticipated problems, expenses, liabilities and competitive responses. Although not yet experienced to any significant degree, possible difficulties that may yet arise from our continuing efforts to fully combine our two operations could include, among others:

•	operating a significantly larger combined company with operations in more geographic areas;

•	maintaining employee morale and retaining key employees;

•	developing and implementing employment polices to facilitate workforce integration, and, where applicable, labor and union relations;

•	preserving important strategic and customer relationships; and

•	fully integrating the cultures of Suburban and Inergy Propane.

In addition, even if we are able to successfully complete the full integration of our businesses and operations, we may not fully realize the expected benefits of the Inergy Propane Acquisition within the intended time frame, or at all. Further, our post-acquisition results of operations may be affected by factors different from those existing prior to the Inergy Propane Acquisition and may suffer as a result of the Inergy Propane Acquisition. As a result, we can give no assurance that the combination of our business and operations with Inergy Propane will result in the realization of the full benefits anticipated from the Inergy Propane Acquisition.

We have incurred and continue to incur substantial expenses related to the integration of Inergy Propane.

We have incurred and expect to continue to incur substantial expenses in connection with the Inergy Propane Acquisition and integrating the business, operations, networks, systems, technologies, policies and procedures of Suburban and Inergy Propane. Although Suburban has assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of these integration expenses. Although integration expenses have been, to date, within the expected range, many of the expenses yet to be incurred are, by their nature, difficult to accurately estimate at the present time. Due to these factors, the total transaction and integration expenses associated with the Inergy Propane Acquisition could exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses. As a result of these expenses, Suburban has taken, and expects to continue to take, charges against its earnings relating to the acquisition and integration of Inergy Propane. The charges relating to the acquisition and integration of Inergy Propane have been and expect to continue to be significant, although the aggregate amount and timing of all such charges are uncertain at present.

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

As of September 27, 2014, our long-term debt borrowings consisted of $250.0 million in aggregate principal amount of 7.375% senior notes due March 15, 2020 (excluding unamortized discount of $1.2 million), $346.2 million in aggregate principal amount of 7.375% senior notes due August 1, 2021 (excluding unamortized premium of $22.7 million), $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024, and $100.0 million under our senior secured revolving credit facility. The payment of principal and interest on our debt will reduce the cash available to make distributions on our common units. In addition, we will not be able to make any distributions to holders of our common units if there is, or after giving effect to such distribution, there would be, an event of default under the indentures governing the senior notes. The amount of distributions that we may make to holders of our common units is limited by the senior notes, and the amount of distributions that the Operating Partnership may make to us is limited by our revolving credit facility.

The revolving credit facility and the senior notes both contain various restrictive and affirmative covenants applicable to us and the Operating Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. The revolving credit facility contains certain financial covenants: (a) requiring our consolidated interest coverage ratio, as defined, to be not less than 2.0 to 1.0 as of the end of any fiscal quarter (and commencing with the third quarter of fiscal 2014, such minimum ratio is 2.5 to 1.0); (b) prohibiting our total consolidated leverage ratio, as defined, from being greater than 4.75 to 1.0 (or 5.0 to 1.0 during an acquisition period, as defined in the credit agreement governing the credit facility) as of the end of any fiscal quarter; and (c) prohibiting the senior secured consolidated leverage ratio, as defined, of the Operating Partnership from being greater than 3.0 to 1.0 as of the end of any fiscal quarter. Under the indentures governing the senior notes, we are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and our consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We and the Operating Partnership were in compliance with all covenants and terms of the senior notes and the revolving credit facility as of September 27, 2014.

The amount and terms of our debt may also adversely affect our ability to finance future operations and capital needs, limit our ability to pursue acquisitions and other business opportunities and make our results of operations more susceptible to adverse economic and industry conditions. In addition to our outstanding indebtedness, we may in the future require additional debt to finance acquisitions or for general business purposes; however, credit market conditions may impact our ability to access such financing. If we are unable to access needed financing or to generate sufficient cash from operations, we may be required to abandon certain projects or curtail capital expenditures. Additional debt, where it is available, could result in an increase in our leverage. Our ability to make principal and interest payments depends on our future performance, which is subject to many factors, some of which are beyond our control. As interest expense increases (whether due to an increase in interest rates and/or the size of aggregate outstanding debt), our ability to fund distributions on our Common Units may be impacted, depending on the level of revenue generation, which is not assured.

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

As of September 27, 2014, we owned approximately 73% of our customer service center and satellite locations and leased the balance of our retail locations from third parties. We own and operate a 22 million gallon refrigerated, aboveground propane storage facility in Elk Grove, California. Additionally, we own our principal executive offices located in Whippany, New Jersey.

The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 27, 2014, we had a fleet of 12 transport truck tractors, of which we owned 5, and 23 railroad tank cars, of which we owned none. In addition, as of September 27, 2014 we had 1,347 bobtail and rack trucks, of which we owned 51%, 139 fuel oil tankwagons, of which we owned 63%, and 1,360 other delivery and service vehicles, of which we owned 54%. We lease the vehicles we do not own. As of September 27, 2014, we also owned 950,257 customer propane storage tanks with typical capacities of 100 to 500 gallons, 69,294 customer propane storage tanks with typical capacities of over 500 gallons and 403,967 portable propane cylinders with typical capacities of five to ten gallons.

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

(a) Our Common Units, representing limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange (“NYSE”) under the symbol SPH. As of November 24, 2014, there were 670 Unitholders of record (based on the number of record holders and nominees for those Common Units held in street name). The following table presents, for the periods indicated, the high and low sales prices per Common Unit, as reported on the NYSE, and the amount of quarterly cash distributions declared and paid per Common Unit in respect of each quarter.

	Common Unit Price Range		Cash Distribution Declared per Common Unit
	High	Low
Fiscal 2014
First Quarter	$48.90	$44.21	$0.8750
Second Quarter	47.16	39.91	0.8750
Third Quarter	48.61	40.94	0.8750
Fourth Quarter	46.21	41.13	0.8750

Fiscal 2013
First Quarter	$44.82	$36.69	$0.8750
Second Quarter	44.80	38.09	0.8750
Third Quarter	50.25	41.93	0.8750
Fourth Quarter	49.50	44.21	0.8750

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

	Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012 (a)	September 24, 2011	September 25, 2010
Statement of Operations Data
Revenues	$1,938,257	$1,703,606	$1,063,458	$1,190,552	$1,136,694
Costs and expenses	1,748,131	1,526,630	1,003,885	1,047,324	980,508
Acquisition-related costs (b)	—	—	17,916	—	—
Pension settlement charge (c)	—	—	—	—	2,818
Operating income	190,126	176,976	41,657	143,228	153,368
Interest expense, net	83,261	95,427	38,633	27,378	27,397
Loss on debt extinguishment (d)	11,589	2,144	2,249	—	9,473
Provision for income taxes	767	607	137	884	1,182
Net income	94,509	78,798	638	114,966	115,316
Net income per Common Unit—basic (e)	1.56	1.35	0.02	3.24	3.26
Net income per Common Unit—diluted (e)	1.56	1.34	0.02	3.22	3.24
Cash distributions declared per unit	$3.50	$3.50	$3.41	$3.41	$3.35

Balance Sheet Data
Cash and cash equivalents	$92,639	$107,232	$134,317	$149,553	$156,908
Current assets	294,865	293,322	337,515	297,822	296,427
Total assets	2,609,363	2,727,987	2,883,850	956,459	970,914
Current liabilities	222,266	233,894	253,715	151,514	164,514
Total debt	1,242,685	1,245,237	1,422,078	348,169	347,953
Total liabilities	1,587,910	1,598,861	1,793,351	598,241	608,258
Partners’ capital—Common Unitholders	$1,067,358	$1,176,479	$1,151,606	$418,134	$419,882

Statement of Cash Flows Data
Cash provided by (used in)
Operating activities	$225,551	$214,306	$110,973	$132,786	$155,797
Investing activities	(16,532)	(14,663)	(239,758)	(19,505)	(30,111)
Financing activities	$(223,612)	$(226,728)	$113,549	$(120,636)	$(131,951)

Other Data
Depreciation and amortization	$136,399	$130,384	$47,034	$35,628	$30,834
EBITDA (f)	314,936	305,216	86,442	178,856	174,729
Adjusted EBITDA (f)	338,502	329,253	108,536	179,425	192,420
Capital expenditures—maintenance and growth (g)	$30,052	$27,823	$17,476	$22,284	$19,131
Retail gallons sold
Propane	530,743	534,621	283,841	298,902	317,906
Fuel oil and refined fuels	49,071	53,710	28,491	37,241	43,196

(a)	Fiscal 2012 includes 53 weeks of operations compared to 52 weeks in each of fiscal 2014, 2013, 2011 and 2010. In addition, on August 1, 2012, we acquired Inergy Propane. The results of operations of Inergy Propane have been included in the consolidated results from the Acquisition Date through September 29, 2012 and all of fiscal 2013 and fiscal 2014, and the assets and liabilities of Inergy Propane have been included in the consolidated balance sheet since September 29, 2012. Refer to Note 3—Acquisition of Inergy Propane included within the Notes to the Consolidated Financial Statements section elsewhere in this Annual Report.
(b)	Due to the Inergy Propane Acquisition on August 1, 2012 we recorded acquisition-related costs of $17.9 million during fiscal 2012. These costs were primarily attributable to investment banker, legal, accounting and other consulting fees.

(c)	We incurred non-cash pension settlement charges of $2.8 million during fiscal 2010 to accelerate the recognition of actuarial losses in our defined benefit pension plan as a result of the level of lump sum retirement benefit payments made.
(d)	On May 27, 2014, we repurchased and satisfied and discharged all of our 2018 Senior Notes with net proceeds from the issuance of the 2024 Senior Notes and cash on hand pursuant to a tender offer and redemption. In connection with this tender offer and redemption, we recognized a loss on the extinguishment of debt of $11.6 million consisting of $31.6 million for the redemption premium and related fees, as well as the write-off of $5.3 million and ($25.3) million in unamortized debt origination costs and unamortized premium, respectively. On August 2, 2013, we repurchased pursuant to optional redemption $133.4 million of our 7.375% Senior Notes due August 1, 2021 using net proceeds from our May 2013 public offering and net proceeds from the underwriters’ exercise of their over-allotment option to purchase additional Common Units. In addition, on August 6, 2013, we repurchased $23.9 million of our 2021 Senior Notes in a private transaction using cash on hand. In connection with these repurchases, which totaled $157.3 million in aggregate principal amount, we recognized a loss on the extinguishment of debt of $2.1 million consisting of $11.7 million for the repurchase premium and related fees, as well as the write-off of $2.1 million and ($11.7) million in unamortized debt origination costs and unamortized premium, respectively. During fiscal 2012 we amended the Credit Agreement (the “Amended Credit Agreement”) to increase the five-year $250.0 million revolving credit facility (the “Revolving Credit Facility”) to $400.0 million, of which, $100.0 million was outstanding as of September 27, 2014, and also to extend the maturity date from June 25, 2013 to January 5, 2017. In connection with the execution of the Amended Credit Agreement, we recognized a non-cash charge of $0.5 million for the write-off of previously incurred debt origination costs associated with lenders who did not participate, or whose lending capacity decreased, in the amended facility. On August 1, 2012, we amended the Amended Credit Agreement to provide for a $250.0 million senior secured 364-day incremental term loan facility (the “364-Day Facility”). On August 1, 2012, in connection with the Inergy Propane Acquisition, we drew $225.0 million on the 364-Day Facility and on August 14, 2012, using the proceeds of our secondary offering of common units, we repaid the $225.0 million term loan facility, and wrote off $1.7 million of unamortized commitment fees associated with the 364-Day Facility. During fiscal 2010 we completed the issuance of $250.0 million of 7.375% senior notes maturing in March 2020 to replace the previously existing 6.875% senior notes that were set to mature in December 2013. In connection with the refinancing, we recognized a loss on debt extinguishment of $9.5 million in the second quarter of fiscal 2010, consisting of $7.2 million for the repurchase premium and related fees, as well as the write-off of $2.2 million in unamortized debt origination costs and unamortized discount.
(e)	Computations of basic earnings per Common Unit were performed by dividing net income by the weighted average number of outstanding Common Units, and restricted units granted under our 2000 and 2009 Restricted Unit Plans (which we collectively refer to as the “Restricted Unit Plans” or the “RUP”) to retirement-eligible grantees. Computations of diluted earnings per Common Unit were performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under our Restricted Unit Plans. On May 17, 2013, we sold 2.7 million Common Units in a public offering. On May 22, 2013, following the underwriters’ exercise of their over-allotment option, we sold an additional 0.4 million Common Units. On August 1, 2012, in connection with the Inergy Propane Acquisition, we issued 14.2 million Common Units, and on August 14, 2012, we sold 7.2 million Common Units in a secondary offering. Those Common Units have been included in basic and diluted earnings per common unit from the respective dates of issuance.
(f)	EBITDA represents net income before deducting interest expense, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA excluding the unrealized net gain or loss from mark-to-market activity for derivative instruments and other certain items as provided in the table below. Our management uses EBITDA and Adjusted EBITDA as measures of liquidity and we are including them because we believe that they provide our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. EBITDA and Adjusted EBITDA are not recognized terms under accounting principles generally accepted in the United States of America (“US GAAP”) and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with US GAAP. Because EBITDA and Adjusted EBITDA as determined by us excludes some, but not all, items that affect net income, they may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other companies.

The following table sets forth (i) our calculations of EBITDA and Adjusted EBITDA and (ii) a reconciliation of EBITDA and Adjusted EBITDA, as so calculated, to our net cash provided by operating activities (amounts in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net income	$94,509	$78,798	$638	$114,966	$115,316
Add:
Provision for income taxes	767	607	137	884	1,182
Interest expense, net	83,261	95,427	38,633	27,378	27,397
Depreciation and amortization	136,399	130,384	47,034	35,628	30,834

EBITDA	314,936	305,216	86,442	178,856	174,729
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(306)	4,318	(4,649)	(1,431)	5,400
Integration-related costs	12,283	10,575	—	—	—
Loss on debt extinguishment	11,589	2,144	2,249	—	9,473
Multi-employer pension plan withdrawal charge	—	7,000	—	—	—
Acquisition-related costs	—	—	17,916	—	—
Loss on legal settlement	—	—	4,500	—	—
Loss on asset disposal	—	—	2,078	—	—
Severance charges	—	—	—	2,000	—
Pension settlement charge	—	—	—	—	2,818

Adjusted EBITDA	338,502	329,253	108,536	179,425	192,420
Add (subtract):
Provision for income taxes	(767)	(607)	(137)	(884)	(1,182)
Interest expense, net	(83,261)	(95,427)	(38,633)	(27,378)	(27,397)
Unrealized (non-cash) gains (losses) on changes in fair value of derivatives	306	(4,318)	4,649	1,431	(5,400)
Integration-related costs	(12,283)	(10,575)	—	—	—
Multi-employer pension plan withdrawal charge	—	(7,000)	—	—	—
Acquisition-related costs	—	—	(17,916)	—	—
Loss on legal settlement	—	—	(4,500)	—	—
Severance charges	—	—	—	(2,000)	—
Compensation cost recognized under Restricted Unit Plans	7,390	3,888	4,059	3,922	4,005
(Gain) loss on disposal of property, plant and equipment, net	(521)	(3,543)	(727)	(2,772)	38
Changes in working capital and other assets and liabilities	(23,815)	2,635	55,642	(18,958)	(6,687)

Net cash provided by operating activities	$225,551	$214,306	$110,973	$132,786	$155,797

(g)	Our capital expenditures fall generally into two categories: (i) maintenance expenditures, which include expenditures for repair and replacement of property, plant and equipment; and (ii) growth capital expenditures which include new propane tanks and other equipment to facilitate expansion of our customer base and operating capacity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Product Costs and Supply

The level of profitability in the retail propane, fuel oil, natural gas and electricity businesses is largely dependent on the difference between retail sales price and our costs to acquire and transport products. The unit cost of our products, particularly propane, fuel oil and natural gas, is subject to volatility as a result of supply and demand dynamics or other market conditions, including, but not limited to, economic and political factors impacting crude oil and natural gas supply or pricing. We enter into product supply contracts that are generally one-year agreements subject to annual renewal, and also purchase product on the open market. We attempt to reduce price risk by pricing product on a short-term basis. Our propane supply contracts typically provide for pricing based upon index formulas using the posted prices established at major supply points such as Mont Belvieu, Texas, or Conway, Kansas (plus transportation costs) at the time of delivery.

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

Changes in our costs to acquire and transport products can occur rapidly over a short period of time and can impact profitability. There is no assurance that we will be able to pass on product acquisition and transportation cost increases fully or immediately, particularly when such costs increase rapidly. Therefore, average retail sales prices can vary significantly from year to year as our costs fluctuate with the propane, fuel oil, crude oil and natural gas commodity markets and infrastructure conditions. In addition, periods of sustained higher commodity and/or transportation prices can lead to customer conservation, resulting in reduced demand for our product.

Seasonality

The retail propane and fuel oil distribution businesses, as well as the natural gas marketing business, are seasonal because these fuels are primarily used for heating in residential and commercial buildings. Historically, approximately two-thirds of our retail propane volume is sold during the six-month peak heating season from October through March. The fuel oil business tends to experience greater seasonality given its more limited use for space heating and approximately three-fourths of our fuel oil volumes are sold between October and March. Consequently, sales and operating profits are concentrated in our first and second fiscal quarters. Cash flows from operations, therefore, are greatest during the second and third fiscal quarters when customers pay for product purchased during the winter heating season. We expect lower operating profits and either net losses or lower net income during the period from April through September (our third and fourth fiscal quarters). To the extent necessary, we will reserve cash from the second and third quarters for distribution to holders of our Common Units in the fourth quarter and the following fiscal year first quarter.

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

Hedging and Risk Management Activities

We engage in hedging and risk management activities to reduce the effect of price volatility on our product costs and to ensure the availability of product during periods of short supply. We enter into propane forward, options and swap agreements with third parties, and use futures and options contracts traded on the New York Mercantile Exchange (“NYMEX”) to purchase and sell propane, fuel oil and crude oil at fixed prices in the future. The majority of the futures, forward and options agreements are used to hedge price risk associated with propane and fuel oil physical inventory, as well as, in certain instances, forecasted purchases of propane or fuel oil. In addition, we sell propane and fuel oil to customers at fixed prices, and enter into derivative instruments to hedge a portion of our exposure to fluctuations in commodity prices as a result of selling the fixed price contracts. Forward contracts are generally settled physically at the expiration of the contract whereas futures, options and swap contracts are generally settled at the expiration of the contract through a net settlement mechanism. Although we use derivative instruments to reduce the effect of price volatility associated with priced physical inventory and forecasted transactions, we do not use derivative instruments for speculative trading purposes. Risk management activities are monitored by an internal Commodity Risk Management Committee, made up of five members of management and reporting to our Audit Committee, through enforcement of our Hedging and Risk Management Policy.

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

Allowances for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate our allowances for doubtful accounts using a specific reserve for known or anticipated uncollectible accounts, as well as an estimated reserve for potential future uncollectible accounts taking into consideration our historical write-offs. If the financial condition of one or more of our customers were to deteriorate resulting in an impairment in their ability to make payments, additional allowances could be required. As a result of our large customer base, which is comprised of approximately 1.2 million customers, no individual customer account is material. Therefore, while some variation to actual results occurs, historically such variability has not been material. Schedule II, Valuation and Qualifying Accounts, provides a summary of the changes in our allowances for doubtful accounts during the period.

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

Results of Operations and Financial Condition

Net income for fiscal 2014 amounted to $94.5 million, or $1.56 per Common Unit, compared to $78.8 million, or $1.35 per Common Unit, in fiscal 2013. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal 2014 amounted to $314.9 million, compared to $305.2 million for fiscal 2013.

Net income and EBITDA for fiscal 2014 included: (i) $12.3 million in expenses related to the ongoing integration of Inergy Propane and (ii) a loss on debt extinguishment of $11.6 million. Net income and EBITDA for fiscal 2013 included: (i) $10.6 million in expenses related to the ongoing integration of Inergy Propane; (ii) $7.0 million in charges related to our voluntary withdrawal from multi-employer pension plans covering certain employees acquired in the Inergy Propane Acquisition; and (iii) a loss on debt extinguishment of $2.1 million. Excluding the effects of these charges, as well as the unrealized (non-cash) mark-to-market adjustments on derivative instruments in both years, Adjusted EBITDA (as defined and reconciled below) amounted to $338.5 million for fiscal 2014, an increase of $9.2 million, or 2.8%, compared to Adjusted EBITDA of $329.3 million in fiscal 2013.

Retail propane gallons sold for fiscal 2014 decreased 3.9 million gallons, or 0.7%, to 530.7 million gallons from 534.6 million gallons in fiscal 2013. Sales of fuel oil and other refined fuels also decreased 8.6%, to 49.1 million gallons from 53.7 million gallons in the prior year. According to the NOAA, average temperatures (as measured by heating degree days) across all of our service territories during fiscal 2014 were 3% colder than normal and 7% colder than the prior year period. However, the weather pattern during the winter heating season (October 2013 through March 2014) was characterized by considerably colder than normal temperatures in our service territories in the east and midwest regions, whereas our service territories in the west experienced unseasonably warm temperatures throughout the period. Average temperatures in the western territories during this past winter heating season were 11% warmer than normal and 6% warmer than the comparable period in the prior year, which negatively impacted volumes sold in those territories. Additionally, volumes sold during fiscal 2014 were adversely affected by supply constraints resulting from industry-wide supply shortages and logistics issues, as well as customer conservation attributable to a significant rise in wholesale propane prices.

During fiscal 2014, we made significant progress, not only in our integration efforts with regards to Inergy Propane, but also in executing our strategic financing initiatives. To highlight a few key accomplishments for fiscal 2014:

•	We completed our system conversions and much of the physical blending activities associated with the integration of Inergy Propane;

•	We have installed our operating model across the entire platform and have migrated to one common brand;

•	We successfully refinanced our previous 7.5% Senior Notes due 2018 with new 5.5% Senior Notes due in 2024, which effectively extended maturities on this portion of our debt by six years and reduced our cash interest requirement by more than $8 million annually; and

•	We have successfully transitioned our senior leadership team in accordance with Board-approved succession plans.

As we look ahead to fiscal 2015, our anticipated cash requirements include: (i) maintenance and growth capital expenditures of approximately $34.0 million; (ii) approximately $79.4 million of interest and income tax payments; and (iii) approximately $211.6 million of distributions to Unitholders, assuming distributions remain at the current annualized rate of $3.50 per Common Unit. Based on our current cash position of $92.6 million as of September 27, 2014 and availability under the Revolving Credit Facility (unused borrowing capacity of $255.1 million at September 27, 2014) and expected cash flow from operating activities, we expect to have sufficient funds to meet our current and future obligations.

Fiscal Year 2014 Compared to Fiscal Year 2013

Revenues

(Dollars in thousands)	Fiscal 2014	Fiscal 2013	Increase / (Decrease)	Percent Increase / (Decrease)
Revenues
Propane	$1,606,840	$1,357,102	$249,738	18.4%
Fuel oil and refined fuels	194,684	208,957	(14,273)	(6.8%)
Natural gas and electricity	87,093	79,432	7,661	9.6%
All other	49,640	58,115	(8,475)	(14.6%)

Total revenues	$1,938,257	$1,703,606	$234,651	13.8%

Total revenues increased $234.7 million, or 13.8%, to $1,938.3 million for fiscal 2014 compared to $1,703.6 million for the prior year due to higher average propane, fuel oil and refined fuels and natural gas selling prices, offset to an extent by lower volumes sold. As discussed above, average temperatures (as measured in heating degree days) across all of our service territories for fiscal 2014 were 3% colder than normal, compared to 4% warmer than normal in the prior year. However, the weather pattern during the fiscal 2014 heating season was characterized by warmer than normal temperatures for the first two months of the period, followed by significantly colder than normal temperatures for the remainder of the heating season. In addition, during the peak of our heating season, we experienced considerably colder than normal temperatures in our east and midwest service territories, but sustained unseasonably warm temperatures in our western territories. Average temperatures in our western territories during the fiscal 2014 heating season were 11% warmer than normal and 6% warmer than the comparable prior year period.

Revenues from the distribution of propane and related activities of $1,606.8 million for fiscal 2014 increased $249.7 million, or 18.4%, compared to $1,357.1 million for the prior year, primarily due to higher average retail selling prices associated with higher wholesale propane costs, partially offset by a decrease in retail propane volumes sold. Average propane selling prices for fiscal 2014 increased 20.0% compared to the prior year as a result of higher wholesale propane costs, resulting in a $254.6 million increase in revenues year-over-year. Retail propane gallons sold in fiscal 2014 decreased 3.9 million gallons, or 0.7%, to 530.7 million gallons from 534.6 million gallons in the prior year. Volumes sold during fiscal 2014 were adversely affected by supply constraints resulting from industry-wide supply shortages and logistics issues adversely affecting propane transportation sourcing and costs that persisted throughout much of our heating season. Customer conservation attributable to the significant rise in propane prices also adversely affected volumes sold. Lower retail propane volumes sold resulted in a decrease in revenues of $9.3 million for fiscal 2014 compared to the prior year. Included within the propane segment are revenues from other propane activities of $79.1 million for fiscal 2014, which increased $4.4 million compared to the prior year.

Revenues from the distribution of fuel oil and refined fuels of $194.7 million for fiscal 2014 decreased $14.3 million, or 6.8%, from $209.0 million for the prior year, primarily due to lower volumes sold, partially offset by higher average selling prices. Fuel oil and refined fuels gallons sold in fiscal 2014 decreased 4.6 million gallons, or 8.6%, to 49.1 million gallons from 53.7 million gallons in the prior year, primarily due to a decline in lower margin gasoline and diesel volumes. Lower fuel oil and refined fuels volumes sold resulted in a decrease in revenues of $18.0 million for fiscal 2014 compared to the prior year. Average selling prices in our fuel oil and refined fuels segment in fiscal 2014 increased 2.0% compared to the prior year, resulting in a $3.7 million increase in revenues year-over-year.

Revenues in our natural gas and electricity segment increased $7.7 million, or 9.6%, to $87.1 million in fiscal 2014 compared to $79.4 million in the prior year as a result of higher average selling prices for natural gas and electricity as a result of higher average wholesale costs, partially offset by lower electricity usage.

Cost of Products Sold

(Dollars in thousands)	Fiscal 2014	Fiscal 2013	Increase / (Decrease)	Percent Increase / (Decrease)
Cost of products sold
Propane	$844,855	$612,240	$232,615	38.0%
Fuel oil and refined fuels	155,773	172,022	(16,249)	(9.4%)
Natural gas and electricity	64,448	55,995	8,453	15.1%
All other	15,674	21,648	(5,974)	(27.6%)

Total cost of products sold	$1,080,750	$861,905	$218,845	25.4%

As a percent of total revenues	55.8%	50.6%

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

In the commodities markets, propane prices were extremely volatile during fiscal 2014 as a result of the supply and logistics issues that started late in the first fiscal quarter and continued throughout most of the second quarter. Overall, average posted prices for propane for fiscal 2014 were 24.8% higher than the prior year while fuel oil prices were 2.1% lower than the prior year. The net change in the fair value of derivative instruments during the period resulted in unrealized (non-cash) gains of $0.3 million and unrealized (non-cash) losses of $4.3 million reported in cost of products sold in fiscal 2014 and 2013, respectively, resulting in a decrease of $4.6 million in cost of products sold in fiscal 2014 compared to the prior year, $4.4 million of which was reported in the propane segment.

Cost of products sold associated with the distribution of propane and related activities of $844.9 million for fiscal 2014 increased $232.6 million, or 38.0%, compared to the prior year primarily due to higher wholesale costs and higher transportation costs associated with the extraordinary measures we took to ensure adequate propane supplies were delivered to our customer service centers to meet customer demand during the heating season. Higher average propane costs resulted in an increase of $233.3 million, partially offset by a decrease of $4.3 million related to lower propane volumes sold during fiscal 2014 compared to the prior year. Cost of products sold from other propane activities increased $8.0 million.

Cost of products sold associated with our fuel oil and refined fuels segment of $155.8 million for fiscal 2014 decreased $16.2 million, or 9.4%, compared to the prior year. Lower fuel oil and refined fuels volumes sold coupled with lower wholesale costs resulted in decreases of $14.8 million and $1.4 million, respectively, in costs of products sold during fiscal 2014 compared to the prior year.

Cost of products sold in our natural gas and electricity segment of $64.4 million for fiscal 2014 increased $8.5 million, or 15.1%, compared to the prior year, primarily due to higher natural gas and electricity wholesale costs, partially offset by lower volumes sold.

Total cost of products sold as a percent of total revenues increased 5.2 percentage points to 55.8% in fiscal 2014 from 50.6% in the prior year, primarily due to the rise in wholesale propane costs outpacing the rise in propane average selling prices during fiscal 2014.

Operating Expenses

(Dollars in thousands)	Fiscal 2014	Fiscal 2013	Decrease	Percent Decrease
Operating expenses	$466,389	$469,496	$(3,107)	(0.7%)
As a percent of total revenues	24.1%	27.6%

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

Operating expenses of $466.4 million for fiscal 2014 decreased $3.1 million, or 0.7%, compared to $469.5 million in the prior year, primarily due to synergies realized as a result of the continuing integration of Inergy Propane operations, which was offset to an extent by higher overtime and vehicle expenses attributable to harsh weather conditions during our fiscal 2014 heating season, as well as higher provisions for potential uncollectible accounts. Operating expenses for fiscal 2014 included integration-related expenses of $8.1 million associated with the integration of the Inergy Propane operations compared to $4.6 million in the prior year. In addition, fiscal 2013 included a $7.0 million charge related to our voluntary partial withdrawal from a multi-employer pension plan and full withdrawal from four multi-employer pension plans for certain employees acquired in the Inergy Propane Acquisition. These charges were excluded from our calculation of Adjusted EBITDA below.

General and Administrative Expenses

(Dollars in thousands)	Fiscal 2014	Fiscal 2013	Decrease	Percent Decrease
General and administrative expenses	$64,593	$64,845	$(252)	(0.4%)
As a percent of total revenues	3.3%	3.8%

All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.

General and administrative expenses of $64.6 million for fiscal 2014 was relatively flat compared to the prior year. General and administrative expenses for fiscal 2014 and 2013 included $4.2 million and $6.0 million, respectively, of professional services and other expenses associated with the integration of the Inergy Propane operations. These items were excluded from our calculation of Adjusted EBITDA below.

Depreciation and Amortization

(Dollars in thousands)	Fiscal 2014	Fiscal 2013	Increase	Percent Increase
Depreciation and amortization	$136,399	$130,384	$6,015	4.6%
As a percent of total revenues	7.0%	7.7%

Depreciation and amortization expense of $136.4 million in fiscal 2014 increased $6.0 million, primarily as a result of depreciation expense on buildings, vehicles and equipment taken out of service as a result of the integration of Inergy Propane operations.

Interest Expense, net

(Dollars in thousands)	Fiscal 2014	Fiscal 2013	Decrease	Percent Decrease
Interest expense, net	$83,261	$95,427	$(12,166)	(12.7%)
As a percent of total revenues	4.3%	5.6%

Net interest expense of $83.3 million for fiscal 2014 decreased $12.2 million compared to $95.4 million in the prior year, primarily due to the reduction of $157.3 million in long-term borrowings during the fourth quarter of fiscal 2013 and, to a lesser extent, the impact of the refinancing of our 7.5% Senior Notes due 2018 with 5.5% Senior Notes due 2024 completed during the third quarter of fiscal 2014. See Liquidity and Capital Resources below for additional discussion.

Loss on Debt Extinguishment

On May 27, 2014, we repurchased and satisfied and discharged all of our 2018 Senior Notes with net proceeds from the issuance of the 2024 Senior Notes and cash on hand pursuant to a tender offer and redemption. In connection with this tender offer and redemption, we recognized a loss on the extinguishment of debt of $11.6 million consisting of $31.6 million for the redemption premium and related fees, as well as the write-off of $5.3 million and ($25.3) million in unamortized debt origination costs and unamortized premium, respectively.

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

Net Income and Adjusted EBITDA

Net income for fiscal 2014 amounted to $94.5 million, or $1.56 per Common Unit, compared to $78.8 million, or $1.35 per Common Unit, in fiscal 2013. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal 2014 amounted to $314.9 million, compared to $305.2 million for fiscal 2013.

Net income and EBITDA for fiscal 2014 included: (i) $12.3 million in expenses related to the ongoing integration of Inergy Propane and (ii) a loss on debt extinguishment of $11.6 million. Net income and EBITDA for fiscal 2013 included: (i) $10.6 million in expenses related to the ongoing integration of Inergy Propane; (ii) $7.0 million in charges related to our voluntary withdrawal from multi-employer pension plans covering certain employees acquired in the Inergy Propane Acquisition; and (iii) a loss on debt extinguishment of $2.1 million. Excluding the effects of these charges, as well as the unrealized (non-cash) mark-to-market adjustments on derivative instruments in both years, Adjusted EBITDA amounted to $338.5 million for fiscal 2014, compared to Adjusted EBITDA of $329.3 million in fiscal 2013.

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

The following table sets forth (i) our calculations of EBITDA and adjusted EBITDA and (ii) a reconciliation of both EBITDA and adjusted EBITDA, as so calculated, to our net cash provided by operating activities

	Year Ended
(Dollars in thousands)	September 27, 2014	September 28, 2013
Net income	$94,509	$78,798
Add:
Provision for income taxes	767	607
Interest expense, net	83,261	95,427
Depreciation and amortization	136,399	130,384

EBITDA	314,936	305,216
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(306)	4,318
Integration-related costs	12,283	10,575
Loss on debt extinguishment	11,589	2,144
Multi-employer pension plan withdrawal charge	—	7,000

Adjusted EBITDA	338,502	329,253
Add (subtract):
Provision for income taxes	(767)	(607)
Interest expense, net	(83,261)	(95,427)
Unrealized (non-cash) gains (losses) on changes in fair value of derivatives	306	(4,318)
Integration-related costs	(12,283)	(10,575)
Multi-employer pension plan withdrawal charge	—	(7,000)
Compensation cost recognized under Restricted Unit Plans	7,390	3,888
Gain on disposal of property, plant and equipment, net	(521)	(3,543)
Changes in working capital and other assets and liabilities	(23,815)	2,635

Net cash provided by operating activities	$225,551	$214,306

Fiscal Year 2013 Compared to Fiscal Year 2012

Revenues

(Dollars in thousands)	Fiscal 2013	Fiscal 2012	Increase	Percent Increase
Revenues
Propane	$1,357,102	$843,648	$513,454	60.9%
Fuel oil and refined fuels	208,957	114,288	94,669	82.8%
Natural gas and electricity	79,432	67,419	12,013	17.8%
All other	58,115	38,103	20,012	52.5%

Total revenues	$1,703,606	$1,063,458	$640,148	60.2%

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

Cost of Products Sold

(Dollars in thousands)	Fiscal 2013	Fiscal 2012	Increase	Percent Increase
Cost of products sold
Propane	$612,240	$448,120	$164,120	36.6%
Fuel oil and refined fuels	172,022	91,239	80,783	88.5%
Natural gas and electricity	55,995	46,915	9,080	19.4%
All other	21,648	12,785	8,863	69.3%

Total cost of products sold	$861,905	$599,059	$262,846	43.9%

As a percent of total revenues	50.6%	56.3%

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

Operating Expenses

(Dollars in thousands)	Fiscal 2013	Fiscal 2012	Increase	Percent Increase
Operating expenses	$469,496	$298,772	$170,724	57.1%
As a percent of total revenues	27.6%	28.1%

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

General and Administrative Expenses

(Dollars in thousands)	Fiscal 2013	Fiscal 2012	Increase	Percent Increase
General and administrative expenses	$64,845	$59,020	$5,825	9.9%
As a percent of total revenues	3.8%	5.5%

General and administrative expenses of $64.8 million for fiscal 2013 increased $5.8 million compared to $59.0 million for the prior year, primarily due to higher variable compensation associated with higher earnings, offset to an extent by a $2.2 million gain on the sale of an asset in fiscal 2013. In addition, general and administrative expenses for fiscal 2013 included $6.0 million of professional services and other expenses associated with the integration of the Inergy Propane operations. General and administrative expenses for fiscal 2012 included a $4.5 million charge associated with a legal settlement and a $2.1 million non-cash charge from a loss on disposal of an asset used in our natural gas and electricity business. These items were excluded from our calculation of Adjusted EBITDA below.

Acquisition-related Costs

During fiscal 2012 we recorded acquisition-related costs of $17.9 million related to the Inergy Propane Acquisition. These costs were primarily attributable to investment banker, legal, accounting and other consulting fees.

Depreciation and Amortization

(Dollars in thousands)	Fiscal 2013	Fiscal 2012	Increase	Percent Increase
Depreciation and amortization	$130,384	$47,034	$83,350	177.2%
As a percent of total revenues	7.7%	4.4%

Depreciation and amortization expense of $130.4 million in fiscal 2013 increased $83.4 million, primarily as a result of the acquired tangible and identifiable intangible assets of Inergy Propane.

Interest Expense, net

(Dollars in thousands)	Fiscal 2013	Fiscal 2012	Increase	Percent Increase
Interest expense, net	$95,427	$38,633	$56,794	147.0%
As a percent of total revenues	5.6%	3.6%

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

The following table sets forth (i) our calculations of EBITDA and adjusted EBITDA and (ii) a reconciliation of both EBITDA and adjusted EBITDA, as so calculated, to our net cash provided by operating activities:

	Year Ended
(Dollars in thousands)	September 28, 2013	September 29, 2012
Net income	$78,798	$638
Add:
Provision for income taxes	607	137
Interest expense, net	95,427	38,633
Depreciation and amortization	130,384	47,034

EBITDA	305,216	86,442
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	4,318	(4,649)
Integration-related costs	10,575	—
Loss on debt extinguishment	2,144	2,249
Multi-employer pension plan withdrawal charge	7,000	—
Acquisition-related costs	—	17,916
Loss on legal settlement	—	4,500
Loss on asset disposal	—	2,078

Adjusted EBITDA	329,253	108,536
Add (subtract):
Provision for income taxes	(607)	(137)
Interest expense, net	(95,427)	(38,633)
Unrealized (non-cash) (losses) gains on changes in fair value of derivatives	(4,318)	4,649
Integration-related costs	(10,575)	—
Multi-employer pension plan withdrawal charge	(7,000)	—
Acquisition-related costs	—	(17,916)
Loss on legal settlement	—	(4,500)
Compensation cost recognized under Restricted Unit Plans	3,888	4,059
Gain on disposal of property, plant and equipment, net	(3,543)	(727)
Changes in working capital and other assets and liabilities	2,635	55,642

Net cash provided by operating activities	$214,306	$110,973

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for fiscal 2014 amounted to $225.5 million, an increase of $11.2 million compared to the prior year. The increase was primarily attributable to an increase in earnings, after adjusting for non-cash items in both periods. In addition, average posted prices for propane during fiscal 2014 increased 24.8% compared to the prior year, which resulted in a substantial increase in working capital requirements year-over-year. Cash flows from operating activities for fiscal 2013 benefited to an extent by the realization of working capital acquired in the Inergy Propane Acquisition.

Investing Activities. Net cash used in investing activities of $16.5 million for fiscal 2014 consisted of capital expenditures of $30.1 million (including $18.2 million for maintenance expenditures and $11.9 million to support the growth of operations), partially offset by the net proceeds of $13.5 million from the sale of property, plant and equipment. Net cash used in investing activities of $14.7 million for fiscal 2013 consisted of capital expenditures of $27.8 million (including $8.3 million for maintenance expenditures and $19.5 million to support the growth of operations), partially offset by the net proceeds of $7.3 million from the sale of property, plant and equipment, and net proceeds of $5.8 million from Inergy as a result of a purchase price adjustment attributable to the working capital of Inergy Propane.

Financing Activities. Net cash used in financing activities for fiscal 2014 of $223.6 million reflects the quarterly distribution to Common Unitholders at a rate of $0.8750 per Common Unit paid in respect of the fourth quarter of fiscal 2013 and the first, second and third quarters of fiscal 2014. In addition, cash used in financing activities included proceeds of $525.0 million from the issuance of the 2024 Senior Notes in May 2014. The net proceeds from the 2024 Senior Notes offering were used, along with cash on hand, to repurchase and satisfy and discharge all of the outstanding 2018 Senior Notes, as well as to pay tender premiums and other related fees of $31.6 million and debt issuance costs of $9.5 million, pursuant to a tender offer and redemption.

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

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of September 27, 2014, our long-term debt consisted of $250.0 million in aggregate principal amount of 7.375% senior notes due March 15, 2020, $346.2 million in aggregate principal amount of 7.375% senior notes due August 1, 2021, $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024 and $100.0 million outstanding under our senior secured Revolving Credit Facility.

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

On May 27, 2014, we repurchased and satisfied and discharged all of our 2018 Senior Notes with net proceeds from the issuance of the 2024 Senior Notes, as defined below, and cash on hand, pursuant to a tender offer and redemption during the third quarter of fiscal 2014. In connection with this tender offer and redemption, we recognized a loss on the extinguishment of debt of $11.6 million consisting of $31.6 million for the redemption premium and related fees, as well as the write-off of $5.3 million and ($25.3) million in unamortized debt origination costs and unamortized premium, respectively. The 2018 Senior Notes required semi-annual interest payments in April and October, and the 2021 Senior Notes require semi-annual interest payments in February and August.

The 2021 Senior Notes are redeemable, at our option, in whole or in part, at any time on or after August 1, 2016, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to date of the redemption.

Year	Percentage
2016	103.688%
2017	102.459%
2018	101.229%
2019 and thereafter	100.000%

On December 19, 2012, we completed an offer to exchange our then-outstanding unregistered 7.5% senior notes due 2018 and 7.375% senior notes due 2021 (collectively, the “Old Notes”) for an equal principal amount of 7.5% senior notes due 2018 and 7.375% senior notes due 2021 (collectively, the “Exchange Notes”), respectively, that have been registered under the Securities Act of 1933, as amended. The terms of the Exchange Notes are identical in all material respects (including principal amount, interest rate, maturity and redemption rights) to the Old Notes for which they were exchanged, except that the Exchange Notes generally will not be subject to transfer restrictions.

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

The 2020 Senior Notes are redeemable, at our option, in whole or in part, at any time on or after March 15, 2015, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2015	103.688%
2016	102.458%
2017	101.229%
2018 and thereafter	100.000%

2024 Senior Notes

As previously discussed, on May 27, 2014, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024 (the “2024 Senior Notes”). The 2024 Senior Notes were issued at 100% of the principal amount and require semi-annual interest payments in June and December, beginning in December 2014. The net proceeds from the issuance of the 2024 Senior Notes, along with cash on hand, were used to repurchase and satisfy and discharge all of the 2018 Senior Notes.

The 2024 Senior Notes are redeemable, at our option, in whole or in part, at any time on or after June 1, 2019, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2019	102.750%
2020	101.833%
2021	100.917%
2022 and thereafter	100.000%

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

Credit Agreement

Our Operating Partnership has an amended and restated credit agreement entered into on January 5, 2012, as amended on August 1, 2012 and May 9, 2014 (collectively, the “Amended Credit Agreement”) that provides for a five-year $400.0 million revolving credit facility (the “Revolving Credit Facility”), of which $100.0 million was outstanding as of September 27, 2014 and September 28, 2013. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. Our Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

During the second quarter of fiscal 2014, we experienced a significant increase in working capital requirements as a result of the impact of the significant increase in wholesale propane costs. This increase in working capital requirements resulted in the net borrowing of $61.7 million under our Revolving Credit Facility during fiscal 2014. The borrowings were repaid in full during fiscal 2014 with internally generated cash.

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

The amendment to the Amended Credit Agreement on August 1, 2012 also amended certain restrictive and affirmative covenants applicable to our Operating Partnership and to us, as well as certain financial covenants, including (a) requiring our consolidated interest coverage ratio, as defined in the amendment, to be not less than 2.0 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined in the amendment, of the Partnership from being greater than 7.0 to 1.0 as of the end of any fiscal quarter. The minimum consolidated interest coverage ratio increases over time, and commencing with the second quarter of fiscal 2014, such minimum ratio is 2.5 to 1.0. The maximum consolidated leverage ratio decreases over time, as well as upon the occurrence of certain events, and, commencing with the second quarter of fiscal 2013, such maximum ratio is 4.75 to 1.0 (or 5.0 to 1.0 during an acquisition period as defined in the amendment) as a result of the issuance of Common Units in August 2012.

The second amendment to the Amended Credit Agreement on May 9, 2014 made certain technical amendments with respect to agreements relating to debt refinancing.

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

Borrowings under the Revolving Credit Facility of the Amended Credit Agreement bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1⁄2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon our ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Revolving Credit Facility. As of September 27, 2014, the interest rate for the Revolving Credit Facility was approximately 2.5%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.

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

As of September 27, 2014, our Operating Partnership had standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $44.9 million which expire periodically through April 3, 2015. Therefore, as of September 27, 2014, after giving effect to $100.0 million in outstanding borrowings, we had available borrowing capacity of $255.1 million under the Revolving Credit Facility.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, our consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We and our Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of September 27, 2014.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, long-term borrowings are capitalized within other assets and amortized on a straight-line basis over the term of the respective debt agreements. During fiscal 2014, we recognized charges of $5.3 million to write-off unamortized debt origination costs associated with the tender offer and redemption of our 2018 Senior Notes. During fiscal 2013, we recognized charges of $2.1 million to write-off unamortized debt origination costs associated with the repurchase of our 2021 Senior Notes. Other assets at September 27, 2014 and September 28, 2013 include debt origination costs with a net carrying amount of $21.0 million and $21.3 million, respectively.

The aggregate amounts of long-term debt maturities subsequent to September 27, 2014 are as follows: fiscal 2015 through fiscal 2016: $-0-; fiscal 2017: $100.0 million; fiscal 2018: $-0-; fiscal 2019: $-0-; and thereafter: $1,121.2 million.

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

On October 23, 2014, we announced that our Board of Supervisors had declared a quarterly distribution of $0.8750 per Common Unit for the three months ended September 27, 2014. This quarterly distribution rate equates to an annualized rate of $3.50 per Common Unit. The distribution was paid on November 10, 2014 to Common Unitholders of record as of November 3, 2014.

Pension Plan Assets and Obligations

We have a noncontributory defined benefit pension plan which was originally designed to cover all of our eligible employees who met certain requirements as to age and length of service. Effective January 1, 1998, we amended the defined benefit pension plan to provide benefits under a cash balance formula as compared to a final average pay formula which was in effect prior to January 1, 1998. Our defined benefit pension plan was frozen to new participants effective January 1, 2000 and, in furtherance of our effort to minimize future increases in our benefit obligations, effective January 1, 2003, all future service credits were eliminated. Therefore, eligible participants will receive interest credits only toward their ultimate defined benefit under the defined benefit pension plan. There were no minimum funding requirements for the defined benefit pension plan during fiscal 2014, 2013 or 2012. As of September 27, 2014 and September 28, 2013 the plan’s projected benefit obligation exceeded the fair value of plan assets by $32.1 million and $27.9 million, respectively. As a result, the net liability recognized in the consolidated financial statements for the defined benefit pension plan increased by $4.2 million during fiscal 2014, which was primarily attributable to an increase in the present value of the benefit obligation due to a general decrease in market interest rates.

Our investment policies and strategies, as set forth in the Investment Management Policy and Guidelines, are monitored by a Benefits Committee comprised of five members of management. The Benefits Committee employs a liability driven investment strategy, which seeks to increase the correlation of the plan’s assets and liabilities to reduce the volatility of the plan’s funded status. The execution of this strategy has resulted in an asset allocation that is largely comprised of fixed income securities. A liability driven investment strategy is intended to reduce investment risk and, over the long-term, generate returns on plan assets that largely fund the annual interest on the accumulated benefit obligation. However, as we experienced in recent fiscal years, significant declines in interest rates relevant to our benefit obligations, and/or poor performance in the broader capital markets in which our plan assets are invested, could have an adverse impact on the funded status of the defined benefit pension plan. For purposes of measuring the projected benefit obligation as of September 27, 2014 and September 28, 2013, we used a discount rate of 3.875% and 4.375%, respectively, reflecting current market rates for debt obligations of a similar duration to our pension obligations.

During fiscal 2014, fiscal 2013 and fiscal 2012, the amount of the pension benefit obligation settled through lump sum payments did not exceed the settlement threshold (combined service and interest costs of net periodic pension cost); therefore, a settlement charge was not required to be recognized in any of those fiscal years.

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

Long-Term Debt Obligations and Operating Lease Obligations

Contractual Obligations

The following table summarizes payments due under our known contractual obligations as of September 27, 2014:

(Dollars in thousands)	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020 and thereafter
Long-term debt obligations	$—	$—	$100,000	$—	$—	$1,121,180
Interest payments	77,999	77,999	75,493	72,843	72,843	204,655
Operating lease obligations (a)	25,266	17,781	12,199	9,224	6,131	7,469
Self-insurance obligations (b)	14,356	12,236	9,232	5,374	3,369	17,883
Other contractual obligations (c)	4,308	4,156	4,054	2,201	1,282	16,592

Total	$121,929	$112,172	$200,978	$89,642	$83,625	$1,367,779

(a)	Payments exclude costs associated with insurance, taxes and maintenance, which are not material to the operating lease obligations.
(b)	The timing of when payments are due for our self-insurance obligations is based on estimates that may differ from when actual payments are made. In addition, the payments do not reflect amounts to be recovered from our insurance providers, which amount to $3.9 million, $3.5 million, $2.7 million, $1.5 million, $0.9 million and $5.8 million for each of the next five fiscal years and thereafter, respectively, and are included in other assets on the consolidated balance sheet.
(c)	These amounts are included in our consolidated balance sheet and primarily include payments for postretirement and long-term incentive benefits.

Additionally, we have standby letters of credit in the aggregate amount of $44.9 million, in support of retention levels under our casualty insurance programs and certain lease obligations, which expire periodically through April 3, 2015.

Operating Leases

We lease certain property, plant and equipment for various periods under noncancelable operating leases, including 47% of our vehicle fleet, approximately 27% of our customer service centers and portions of our information systems equipment. Rental expense under operating leases was $31.8 million, $33.0 million and $23.6 million for fiscal 2014, 2013 and 2012, respectively. Future minimum rental commitments under noncancelable operating lease agreements as of September 27, 2014 are presented in the table above.

Off-Balance Sheet Arrangements

Guarantees

Certain of our operating leases, primarily those for transportation equipment with remaining lease periods scheduled to expire periodically through fiscal 2021, contain residual value guarantee provisions. Under those provisions, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount upon completion of the lease period, or we will pay the lessor the difference between fair value and the guaranteed amount.

Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was approximately $14.1 million. The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 27, 2014 and September 28, 2013.

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

Under our hedging and risk management strategies, we enter into a combination of exchange-traded futures and options contracts and, in certain instances, over-the-counter options and swap contracts (collectively, “derivative instruments”) to manage the price risk associated with physical product and with future purchases of the commodities used in our operations, principally propane and fuel oil, as well as to ensure the availability of product during periods of high demand. In addition, the Partnership sells propane and fuel oil to customers at fixed prices, and enters into derivative instruments to hedge a portion of its exposure to fluctuations in commodity prices as a result of selling the fixed price contracts. We do not use derivative instruments for speculative trading purposes. Futures and swap contracts require that we sell or acquire propane or fuel oil at a fixed price for delivery at fixed future dates. An option contract allows, but does not require, its holder to buy or sell propane or fuel oil at a specified price during a specified time period. However, the writer of an option contract must fulfill the obligation of the option contract, should the holder choose to exercise the option. At expiration, the contracts are settled by the delivery of the product to the respective party or are settled by the payment of a net amount equal to the difference between the then market price and the fixed contract price or option exercise price. To the extent that we utilize derivative instruments to manage exposure to commodity price risk and commodity prices move adversely in relation to the contracts, we could suffer losses on those derivative instruments when settled. Conversely, if prices move favorably, we could realize gains. Under our hedging and risk management strategy, realized gains or losses on derivative instruments will typically offset losses or gains on the physical inventory once the product is sold to customers at market prices, or delivered to customers as it pertains to fixed price contracts.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1⁄2 of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total consolidated leverage ratio (the ratio of consolidated total debt to consolidated EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. The interest rate swaps have been designated as a cash flow hedge. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At September 27, 2014, the fair value of the interest rate swaps was a net liability of $1.5 million, which is included within other current liabilities and other liabilities, as applicable, with a corresponding unrealized loss reflected in accumulated other comprehensive income.

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

Sensitivity Analysis

In an effort to estimate our exposure to unfavorable market price changes in commodities related to our open positions under derivative instruments, we developed a model that incorporates the following data and assumptions:

A.	The fair value of open positions as of September 27, 2014.

B.	The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, the hypothetical 10% adverse change in market prices for open derivative instruments as of September 27, 2014 indicates an increase in potential future net losses of $2.7 million. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2014
Revenues	$526,056	$873,772	$297,143	$241,286	$1,938,257
Cost of products sold	280,526	517,198	161,482	121,544	1,080,750
Operating income (loss)	80,055	171,044	(26,575)	(34,398)	190,126
Loss on debt extinguishment (a)	—	—	11,589	—	11,589
Net income (loss)	58,671	149,547	(58,989)	(54,720)	94,509
Net income (loss) per common unit—basic (b)	0.97	2.47	(0.98)	(0.90)	1.56
Net income (loss) per common unit—diluted (b)	0.97	2.46	(0.98)	(0.90)	1.56

Cash provided by (used in):
Operating activities	4,161	16,226	124,583	80,581	225,551
Investing activities	(3,424)	(4,947)	(3,731)	(4,430)	(16,532)
Financing activities	(52,702)	2,232	(120,313)	(52,829)	(223,612)
EBITDA (c)	$114,882	$204,326	$(5,172)	$900	$314,936
Adjusted EBITDA (c)	$117,708	$206,269	$10,023	$4,502	$338,502
Retail gallons sold
Propane	157,858	213,689	83,156	76,040	530,743
Fuel oil and refined fuels	13,997	22,617	6,981	5,476	49,071

Fiscal 2013
Revenues	$490,703	$678,426	$290,805	$243,672	$1,703,606
Cost of products sold	245,100	346,999	148,176	121,630	861,905
Operating income (loss)	82,308	153,977	(20,654)	(38,655)	176,976
Loss on debt extinguishment (a)	—	—	—	2,144	2,144
Net income (loss)	57,620	129,484	(45,187)	(63,119)	78,798
Net income (loss) per common unit—basic (b)	1.05	2.29	(0.77)	(1.05)	1.35
Net income (loss) per common unit—diluted (b)	1.04	2.28	(0.77)	(1.05)	1.34

Cash provided by (used in):
Operating activities	61,537	72,426	66,505	13,838	214,306
Investing activities	1,847	(4,999)	(6,532)	(4,979)	(14,663)
Financing activities	(48,605)	(49,965)	93,459	(221,617)	(226,728)
EBITDA (c)	$112,835	$185,293	$10,850	$(3,762)	$305,216
Adjusted EBITDA (c)	$117,473	$190,668	$19,171	$1,941	$329,253
Retail gallons sold
Propane	153,933	210,314	92,109	78,265	534,621
Fuel oil and refined fuels	15,885	23,223	8,331	6,271	53,710

(a)	During the third quarter of fiscal 2014, we repurchased and satisfied and discharged all of our 2018 Senior Notes with net proceeds from the issuance of the 2024 Senior Notes and cash on hand pursuant to a tender offer and redemption. In connection with this tender offer and redemption, we recognized a loss on the extinguishment of debt of $11.6 million consisting of $31.6 million for the redemption premium and related fees, as well as the write-off of $5.3 million and ($25.3) million in unamortized debt origination costs and unamortized premium, respectively. During the fourth quarter of fiscal 2013, we repurchased pursuant to an optional redemption $133.4 million of our 2021 Senior Notes using net proceeds from our May 2013 public offering and net proceeds from the underwriters’ exercise of their over-allotment option to purchase additional Common Units. In addition, we repurchased $23.9 million of our 2021 Senior Notes in a private transaction using cash on hand. In connection with these repurchases, which totaled $157.3 million in aggregate principal amount, we recognized a loss on the extinguishment of debt of $2.1 million consisting of $11.7 million for the repurchase premium and related fees, as well as the write-off of $2.1 million and ($11.7) million in unamortized debt origination costs and unamortized premium, respectively.

(b)	Basic net income (loss) per Common Unit is computed by dividing net income (loss) by the weighted average number of outstanding Common Units, and restricted units granted under the Restricted Unit Plans to retirement-eligible grantees. Computations of diluted net income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under our Restricted Unit Plans. Diluted loss per Common Unit for the periods where a net loss was reported does not include unvested restricted units granted under our Restricted Unit Plans as their effect would be anti-dilutive. On May 17, 2013, we sold 2.7 million Common Units in a public offering. On May 22, 2013, following the underwriters’ exercise of their over-allotment option, we sold an additional 0.4 million Common Units.
(c)	EBITDA represents net income before deducting interest expense, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA excluding the unrealized net gain or loss from mark-to-market activity for derivative instruments and other certain items as provided in the table below. Our management uses EBITDA and Adjusted EBITDA as measures of liquidity and we are including them because we believe that they provide our investors and industry analysts with additional information to evaluate our ability to meet our debt service obligations and to pay our quarterly distributions to holders of our Common Units. EBITDA and Adjusted EBITDA are not recognized terms under US GAAP and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with US GAAP. Because EBITDA and Adjusted EBITDA as determined by us excludes some, but not all, items that affect net income, they may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other companies. The following table sets forth (i) our calculations of EBITDA and (ii) a reconciliation of EBITDA, as so calculated, to our net cash provided by (used in) operating activities (amounts in thousands):

Fiscal 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net income (loss)	$58,671	$149,547	$(58,989)	$(54,720)	$94,509
Add:
Provision for income taxes	177	271	163	156	767
Interest expense, net	21,207	21,226	20,662	20,166	83,261
Depreciation and amortization	34,827	33,282	32,992	35,298	136,399

EBITDA	114,882	204,326	(5,172)	900	314,936
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	290	(291)	(707)	402	(306)
Integration related costs	2,536	2,234	4,313	3,200	12,283
Loss on debt extinguishment	—	—	11,589	—	11,589

Adjusted EBITDA	117,708	206,269	10,023	4,502	338,502
Add (subtract):
Provision for income taxes	(177)	(271)	(163)	(156)	(767)
Interest expense, net	(21,207)	(21,226)	(20,662)	(20,166)	(83,261)
Unrealized (non-cash) (losses) gains on changes in fair value of derivatives	(290)	291	707	(402)	306
Integration related costs	(2,536)	(2,234)	(4,313)	(3,200)	(12,283)
Compensation cost recognized under Restricted Unit Plans	1,638	1,951	2,074	1,727	7,390
(Gain) loss on disposal of property, plant and equipment, net	(237)	(282)	179	(181)	(521)
Changes in working capital and other assets and liabilities	(90,738)	(168,272)	136,738	98,457	(23,815)

Net cash provided by operating activities	$4,161	$16,226	$124,583	$80,581	$225,551

Fiscal 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net income (loss)	$57,620	$129,484	$(45,187)	$(63,119)	$78,798
Add:
Provision for income taxes	132	150	148	177	607
Interest expense, net	24,556	24,343	24,385	22,143	95,427
Depreciation and amortization	30,527	31,316	31,504	37,037	130,384

EBITDA	112,835	185,293	10,850	(3,762)	305,216
Unrealized (non-cash) losses (gains) on changes in fair value of derivatives	3,614	2,646	73	(2,015)	4,318
Integration related costs	1,024	2,729	2,248	4,574	10,575
Loss on debt extinguishment	—	—	—	2,144	2,144
Multi-employer pension plan withdrawal charge	—	—	6,000	1,000	7,000

Adjusted EBITDA	117,473	190,668	19,171	1,941	329,253
Add (subtract):
Provision for income taxes	(132)	(150)	(148)	(177)	(607)
Interest expense, net	(24,556)	(24,343)	(24,385)	(22,143)	(95,427)
Unrealized (non-cash) (losses) gains on changes in fair value of derivatives	(3,614)	(2,646)	(73)	2,015	(4,318)
Integration related costs	(1,024)	(2,729)	(2,248)	(4,574)	(10,575)
Multi-employer pension plan withdrawal charge	—	—	(6,000)	(1,000)	(7,000)
Compensation cost recognized under Restricted Unit Plans	1,240	1,173	840	635	3,888
Gain on disposal of property, plant and equipment, net	(2,267)	(323)	(301)	(652)	(3,543)
Changes in working capital and other assets and liabilities	(25,583)	(89,224)	79,649	37,793	2,635

Net cash provided by operating activities	$61,537	$72,426	$66,505	$13,838	$214,306

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Before filing this Annual Report, the Partnership completed an evaluation under the supervision and with the participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of September 27, 2014. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective at the reasonable assurance level as of September 27, 2014.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 27, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Report on Internal Control over Financial Reporting is included below.

Management’s Report on Internal Control Over Financial Reporting

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

The Partnership’s management has assessed the effectiveness of the Partnership’s internal control over financial reporting as of September 27, 2014. In making this assessment, the Partnership used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (1992).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Partnership’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Partnership’s assessment, as described above, management has concluded that, as of September 27, 2014, the Partnership’s internal control over financial reporting was effective.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, issued an attestation report dated November 26, 2014 on the effectiveness of our internal control over financial reporting, which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND PARTNERSHIP GOVERNANCE

Partnership Management

Our Partnership Agreement provides that all management powers over our business and affairs are exclusively vested in our Board of Supervisors and, subject to the direction of the Board of Supervisors, our officers. No Unitholder has any management power over our business and affairs or actual or apparent authority to enter into contracts on behalf of or otherwise to bind us. Under the current Partnership Agreement, members of our Board of Supervisors are elected by the Unitholders for three-year terms. Messrs. Harold R. Logan, Jr., John D. Collins, Dudley C. Mecum, John Hoyt Stookey and Ms. Jane Swift were elected to their current three-year terms at the Tri-Annual Meeting of our Unitholders convened on May 1, 2012 and then reconvened on May 14, 2012.

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

At its meeting on November 12, 2014, and upon the recommendation of its Nominating/Governance Committee, our Board of Supervisors elected Michael A. Stivala, our current President and Chief Executive Officer, to fill the vacancy on the Board created by the retirement from the Board of Michael J. Dunn, Jr. effective on September 27, 2014, concurrently with Mr. Dunn’s retirement as our Chief Executive Officer. Mr. Stivala was elected for a term due to expire at the next Tri-Annual Meeting of our Unitholders, currently scheduled for Spring 2015.

The Audit Committee of our Board of Supervisors has the authority to review, at the request of the Board of Supervisors, specific matters as to which the Board of Supervisors believes there may be a conflict of interest, or which may be required to be disclosed pursuant to Item 404(a) of Regulation S-K adopted by the SEC, in order to determine if the resolution or course of action in respect of such conflict proposed by the Board of Supervisors is fair and reasonable to us. Under the Partnership Agreement, any matter that receives the “Special Approval” of the Audit Committee (i.e., approval by a majority of the members of the Audit Committee) is conclusively deemed to be fair and reasonable to us, is deemed approved by all of our partners and shall not constitute a breach of the Partnership Agreement or any duty stated or implied by law or equity as long as the material facts known to the party having the potential conflict of interest regarding that matter were disclosed to the Audit Committee at the time it gave Special Approval. The Audit Committee also assists the Board of Supervisors in fulfilling its oversight responsibilities relating to (i) integrity of the Partnership’s financial statements and internal control over financial reporting; (ii) the Partnership’s compliance with applicable laws, regulations and its code of conduct; (iii) independence and qualifications of the independent registered public accounting firm; (iv) performance of the internal audit function and the independent registered public accounting firm; and (v) accounting complaints.

Until July 22, 2014, the Audit Committee consisted of all seven of our non-employee Supervisors (namely, Messrs. Logan, Stookey, Mecum, Collins, Caldwell, Chanin and Ms. Swift), all of whom had been determined by our Board of Supervisors to be independent and (with the exception of Ms. Swift) audit committee financial experts within the meaning of the NYSE corporate governance listing standards and in accordance with Rule 10A-3 of the

Exchange Act, Item 407 of Regulation S-K and the Partnership’s criteria for Supervisor independence (as discussed in Item 13, herein) as of the date of this Annual Report. At its meeting on July 22, 2014, the Board reduced the size of the Audit Committee to four—Messrs. Caldwell, Collins, Mecum and Ms. Swift—and reaffirmed the above determinations with respect to those four members.

Mr. Logan, Chairman of the Board, presides at the regularly scheduled executive sessions of the non-management Supervisors, all of whom are independent, held as part of the regular meetings of the Board of Supervisors. Investors and other parties interested in communicating directly with the non-management Supervisors as a group may do so by writing to the Non-Management Members of the Board of Supervisors, c/o Company Secretary, Suburban Propane Partners, L.P., P.O. Box 206, Whippany, New Jersey 07981-0206

Board of Supervisors and Executive Officers of the Partnership

The following table sets forth certain information with respect to the members of the Board of Supervisors and our executive officers as of November 26, 2014. Officers are appointed by the Board of Supervisors for one-year terms and Supervisors are elected by the Unitholders for three-year terms.

Name	Age	Position With the Partnership
Michael A. Stivala	45	President and Chief Executive Officer; Member of the Board of Supervisors
Mark Wienberg	52	Chief Operating Officer
Michael A. Kuglin	44	Chief Financial Officer & Chief Accounting Officer
Paul Abel	61	Senior Vice President, General Counsel and Secretary
Steven C. Boyd	50	Senior Vice President—Field Operations
Douglas T. Brinkworth	53	Senior Vice President—Product Supply, Purchasing & Logistics
Michael M. Keating	61	Senior Vice President
Neil E. Scanlon	49	Senior Vice President—Information Services
A. Davin D’Ambrosio	50	Vice President and Treasurer
Sandra N. Zwickel	48	Vice President—Human Resources
Daniel S. Bloomstein	41	Controller
Harold R. Logan, Jr.	70	Member of the Board of Supervisors (Chairman)
John Hoyt Stookey	84	Member of the Board of Supervisors (Chairman of the Compensation Committee)
Dudley C. Mecum	79	Member of the Board of Supervisors
John D. Collins	76	Member of the Board of Supervisors (Chairman of the Audit Committee)
Jane Swift	49	Member of the Board of Supervisors
Lawrence C. Caldwell	68	Member of the Board of Supervisors
Matthew J. Chanin	60	Member of the Board of Supervisors

Mr. Stivala has served as our President since April 2014 and as our Chief Executive Officer since September 2014. Mr. Stivala has served as a Supervisor since November 2014. From November 2009 until March 2014 he was our Chief Financial Officer, and, before that, our Chief Financial Officer and Chief Accounting Officer since October 2007. Prior to that he was our Controller and Chief Accounting Officer since May 2005 and Controller since December 2001. Before joining the Partnership, he held several positions with PricewaterhouseCoopers LLP, an international accounting firm, most recently as Senior Manager in the Assurance practice.

Mr. Stivala’s qualifications to sit on our Board include his thirteen years of experience in the propane industry, including as our current President and Chief Executive Officer and, before that, as our Chief Financial Officer for almost 7 years, which day to day leadership roles have provided him with intimate knowledge of our operations.

Mr. Wienberg has served as our Chief Operating Officer since April 2014 and before that was our Vice President—Operational Support and Analysis (formerly Vice President—Operational Planning) since October 2007. Prior to that he served as our Managing Director, Financial Planning and Analysis from October 2003 to October 2007 and as Director, Financial Planning and Analysis from July 2001 to October 2003. Prior to joining the Partnership, Mr. Wienberg was Assistant Vice President—Finance of International Home Foods Corp., a consumer products manufacturer.

Mr. Kuglin has served as our Chief Financial Officer & Chief Accounting Officer since September 2014 and was our Vice President—Finance and Chief Accounting Officer from April 2014 through September 2014. Prior to that he served as our Vice President and Chief Accounting Officer since November 2011, our Controller and Chief Accounting Officer since November 2009 and our Controller since October 2007. For the eight years prior to joining the Partnership he held several financial and managerial positions with Alcatel-Lucent, a global communications solutions provider. Prior to Alcatel-Lucent, Mr. Kuglin held several positions with the international accounting firm PricewaterhouseCoopers LLP, most recently Manager in the Assurance practice. Mr. Kuglin is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Mr. Abel has served as our General Counsel and Secretary since June 2006, was additionally made a Vice President in October 2007 and a Senior Vice President in April 2014. Prior to joining the Partnership, Mr. Abel served as senior in-house legal counsel (including as a General Counsel) for several technology companies.

Mr. Boyd has served as our Senior Vice President—Field Operations since April 2014; previously he was our Vice President—Field Operations (formerly Vice President—Operations) since October 2008. Prior to that he was our Southeast and Western Area Vice President since March 2007, Managing Director—Area Operations since November 2003 and Regional Manager—Northern California since May 1997. Mr. Boyd held various managerial positions with predecessors of the Partnership from 1986 through 1996.

Mr. Brinkworth has served as our Senior Vice President—Product Supply, Purchasing & Logistics since April 2014 and was previously our Vice President – Product Supply (formerly Vice President—Supply) since May 2005. Mr. Brinkworth joined the Partnership in April 1997 after a nine year career with Goldman Sachs and, since joining the Partnership, has served in various positions in the product supply area.

Mr. Keating has served as our Senior Vice President since October 2014 and before that was our Senior Vice President— Administration since July 2009. From July 1996 to that date he was our Vice President—Human Resources and Administration. He previously held senior human resource positions at Hanson Industries (the United States management division of Hanson plc, a global diversified industrial conglomerate) and Quantum Chemical Corporation (“Quantum”), a predecessor of the Partnership.

Mr. Scanlon became our Senior Vice President—Information Services in April 2014, after serving as our Vice President— Information Services since November 2008. Prior to that he served as our Assistant Vice President—Information Services since November 2007, Managing Director—Information Services from November 2002 to November 2007 and Director—Information Services from April 1997 until November 2002. Prior to joining the Partnership, Mr. Scanlon spent several years with JP Morgan & Co., most recently as Vice President—Corporate Systems and earlier held several positions with Andersen Consulting, an international systems consulting firm, most recently as Manager.

Mr. D’Ambrosio has served as our Treasurer since November 2002 and was additionally made a Vice President in October 2007. He served as our Assistant Treasurer from October 2000 to November 2002 and as Director of Treasury Services from January 1998 to October 2000. Mr. D’Ambrosio joined the Partnership in May 1996 after ten years in the commercial banking industry.

Ms. Zwickel has served as our Vice President—Human Resources since November 2013. Prior to that, she was our Assistant Vice President—Human Resources since April 2011 and earlier held several roles in the Partnership’s Legal Department (including Assistant General Counsel from October 2009 to April 2011 and Counsel from October 2002 to October 2009), where she was responsible for, among other things, providing legal counsel on employment issues. Ms. Zwickel joined the Partnership in June 1999 after eight years in the private practice of law.

Mr. Bloomstein joined the Partnership as its Controller in April 2014. For the ten years prior to joining the Partnership, he held several executive financial and accounting positions with The Access Group, a network of professional services companies, and with Dow Jones & Company, Inc., a global news and financial information company. Mr. Bloomstein started his career with the international accounting firm PricewaterhouseCoopers LLP, working his way to the level of Manager in the Assurance/Business Advisory Services practice. Mr. Bloomstein is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Mr. Logan has served as a Supervisor since March 1996 and was elected as Chairman of the Board of Supervisors in January 2007. Mr. Logan is a Co-Founder and, from 2006 to the present has been serving as a Director, of Basic Materials and Services LLC, an investment company that has invested in companies that provide specialized infrastructure services and materials for the pipeline construction industry and the sand/silica industry. From 2003 to September 2006, Mr. Logan was a Director and Chairman of the Finance Committee of the Board of Directors of TransMontaigne Inc., which provided logistical services (i.e. pipeline, terminaling and marketing) to producers and end-users of refined petroleum products. From 1995 to 2002, Mr. Logan was Executive Vice President/Finance, Treasurer and a Director of TransMontaigne Inc. From 1987 to 1995, Mr. Logan served as Senior Vice President—Finance and a Director of Associated Natural Gas Corporation, an independent gatherer and marketer of natural gas, natural gas liquids and crude oil. Mr. Logan is also a Director of Cimarex Energy Co., Graphic Packaging Holding Company and Hart Energy Publishing LLP.

Over the past forty years, Mr. Logan’s education, investment banking/venture capital experience and business/financial management experience have provided him with a comprehensive understanding of business and finance. Most of Mr. Logan’s business experience has been in the energy industry, both in investment banking and as a senior financial officer and director of publicly-owned energy companies. Mr. Logan’s expertise and experience have been relevant to his responsibilities of providing oversight and advice to the managements of public companies, and is of particular benefit in his role as our Chairman. Since 1996, Mr. Logan has been a director of nine public companies and has served on audit, compensation and governance committees.

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

Mr. Mecum’s qualifications to sit on our Board include his 20 years in public accounting, rising to the level of Vice Chairman of KPMG LLP, a public accounting firm, his service as Assistant Secretary of the Army for Installations and Logistics and his fifteen years of service overseeing or managing various companies. Mr. Mecum has over twenty years of service as a director of various publicly-owned companies, including, until 2007, Citigroup, Inc.

Mr. Collins has served as a Supervisor since April 2007. He served with KPMG LLP, an international accounting firm, from 1962 until 2000, most recently as senior audit partner of its New York office. He has served as a United States representative on the International Auditing Procedures Committee, a committee of international accountants responsible for establishing international auditing standards. Until recently, Mr. Collins was a Director of Montpelier Re, Columbia Atlantic Funds and Mrs. Fields Original Cookies, Inc.

Mr. Collins’ qualifications to sit on our Board, and serve as Chairman of its Audit Committee, include his 40 years of experience in public accounting, including 31 years as a partner supervising the audits of public companies. Mr. Collins has served on a number of AICPA and international accounting and auditing standards bodies.

Ms. Swift has served as a Supervisor since April 2007. She is currently the CEO of Middlebury Interactive Languages, LLC, a marketer of world language products. From 2010 through July 2011, Ms. Swift served as Senior Vice President—ConnectEDU Inc., a private education technology company. In 2007, she founded WNP Consulting, LLC, a provider of expert advice and guidance to early stage education companies. From 2003 to 2006 she was a General Partner at Arcadia Partners, a venture capital firm focused on the education industry. She has previously served on the boards of K12, Inc., Animated Speech Company and The Young Writers Project, and currently serves on the boards of Sally Ride Science Inc. and several not-for-profit boards, including the National Alliance for Public Charter Schools. Ms. Swift is also a Trustee for Champlain College. Prior to joining Arcadia, Ms. Swift served for fifteen years in Massachusetts state government, becoming Massachusetts’ first woman governor in 2001.

Ms. Swift’s qualifications to sit on our Board include her strong skills in public policy and government relations and her extensive knowledge of regulatory matters arising from her fifteen years in state government.

Mr. Caldwell has served as a Supervisor since November 2012. He was a Co-Founder of New Canaan Investments, Inc. (“NCI”), a private equity investment firm, where he was one of three senior officers of the firm from 1988 to 2005. NCI was an active “fix and build” investor in packaging, chemicals, and automotive components companies. Mr. Caldwell held a number of board directorships and senior management positions in these companies until he retired in 2005. The largest of these companies was Kerr Group, Inc., a plastic closure and bottle company where Mr. Caldwell served as Director for eight years and Chief Financial Officer for six years. From 1985 to 1988, Mr. Caldwell was head of acquisitions for Moore McCormack Resources, Inc., an oil and gas exploration, shipping, and construction materials company. Mr. Caldwell is currently a director of Magnuson Products, LLC, a private company which manufactures specialty engine components for automotive original equipment manufacturers and aftermarket. Mr. Caldwell also serves on the Board of Trustees and as Chairman of the Investment and Finance Committee of Historic Deerfield, and on the Board of Directors and as Chairman of both the Finance and Strategic Planning Committees of the Leventhal Map Center; both of which non-profit institutions focus on enriching educational programs for K-12 children locally and nationwide.

Mr. Caldwell’s qualifications to sit on our Board include over forty years of successful investing in and managing of a broad range of public and private businesses in a number of different industries. This experience has encompassed both turnaround situations, and the building of companies through internal growth and acquisitions.

Mr. Chanin has served as a Supervisor since November 2012. He was Senior Managing Director of Prudential Investment Management, a subsidiary of Prudential Financial, Inc., from 1996 until his retirement in January 2012. He headed the firm’s private fixed income business, chaired an internal committee responsible for strategic investing and was a principal in Prudential Capital Partners, the firm’s mezzanine investment business. He currently serves as a Director of three private companies that are in Prudential Capital Partners funds’ portfolios, and provides consulting services to Prudential and one other client.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Supervisors, executive officers and holders of ten percent or more of our Common Units to file initial reports of ownership and reports of changes in ownership of our Common Units with the SEC. Supervisors, executive officers and ten percent Unitholders are required to furnish the Partnership with copies of all Section 16(a) forms that they file. Based on a review of these filings, we believe that all such filings were timely made during fiscal year 2014.

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

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines and Principles in accordance with the NYSE corporate governance listing standards in effect as of the date of this Annual Report. In addition, we have adopted certain Corporate Governance Policies, including an Equity Holding Policy for Supervisors and Executives and an Incentive Compensation Recoupment Policy. A copy of our Corporate Governance Guidelines and Principles, as well as a copy of the Corporate Governance Policies, is available without charge from our website at www.suburbanpropane.com or upon written request directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.

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

Compensation Committee Charter

Until July 22, 2014, all seven Supervisors who are not officers or employees of the Partnership or its subsidiaries (namely, Messrs. Logan, Stookey, Mecum, Collins, Caldwell, Chanin and Ms. Swift) served on the Compensation Committee. The Board of Supervisors had determined that all seven members of the Compensation Committee are independent. At its meeting on July 22, 2014, the Board reduced the size of the Compensation Committee to three – Messrs. Chanin, Logan and Stookey – and reaffirmed the above determination with respect to those three members.

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

During fiscal 2014, the Compensation Committee independently retained Towers Watson & Co. (“Towers Watson”), a human resources consulting firm, to assist the Compensation Committee in developing competitive compensation packages for those executive officers identified by the Compensation Committee as our senior core executive officers pursuant to a succession plan approved by the Board of Supervisors. See Item 11 below.

Nominating/Governance Committee Charter

We have adopted a written Nominating/Governance Committee Charter. A copy of our Nominating/Governance Committee Charter is available without charge from our website at www.suburbanpropane.com or upon written request directed to: Suburban Propane Partners, L.P., Investor Relations, P.O. Box 206, Whippany, New Jersey 07981-0206.

NYSE Annual CEO Certification

The NYSE requires the Chief Executive Officer of each listed company to submit a certification indicating that the company is not in violation of the Corporate Governance listing standards of the NYSE on an annual basis. Our Chief Executive Officer submits his Annual CEO Certification to the NYSE each December. In December 2013, our then Chief Executive Officer, Michael J. Dunn, Jr., submitted his Annual CEO Certification to the NYSE without qualification.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis explains our executive compensation philosophy, policies and practices with respect to the following executive officers of the Partnership, to whom we refer to as our “named executive officers”: Mr. Dunn, our former Chief Executive Officer (who held the position of President and Chief Executive Officer until March 31, 2014, and the position of Chief Executive Officer through September 27, 2014); Mr. Stivala, our current President and Chief Executive Officer (who held the position of Chief Financial Officer until March 31, 2014, and the position of President from April 1, 2014 through September 27, 2014); Mr. Kuglin, our current Chief Financial Officer and Chief Accounting Officer (who held the position of Vice President and Chief Accounting Officer until March 31, 2014, and the position of Vice President—Finance and Chief Accounting Officer, a position that required him to act in a manner identical to that of a Chief Financial Officer, from April 1, 2014 through September 27, 2014); and our three other most highly compensated executive officers: Mr. Wienberg, our Chief Operating Officer; Mr. Boyd, our Senior Vice President—Field Operations; and Mr. Brinkworth, our Senior Vice President—Product Supply, Purchasing & Logistics.

In accordance with a management succession plan developed by the Compensation Committee of the Partnership’s Board of Supervisors, which we hereafter refer to as the “Committee,” in close collaboration with Mr. Dunn, Mr. Dunn retired at the conclusion of fiscal 2014.

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

The principal components of the compensation we provide to our named executive officers are as follows:

•	Base salary;

•	Cash incentives paid under a performance-based annual bonus plan;

•	Long-Term Incentive Plan awards; and

•	Awards of restricted units under the Restricted Unit Plan.

We align the short-term and long-term interests of our executive officers with the short-term and long-term interests of our Unitholders by:

•	Providing our executive officers with an annual incentive target that encourages them to achieve or exceed targeted financial results and operating performance for the fiscal year;

•	Providing a long-term incentive plan that encourages our executive officers to implement activities and practices conducive to sustainable, profitable growth; and

•	Providing our executive officers with restricted units in order to encourage the retention of the participating executive officers, while simultaneously encouraging behaviors conducive to the long-term appreciation of our Common Units.

Establishing Executive Compensation

The Committee is responsible for overseeing our executive compensation program. In accordance with its charter, available on our website at www.suburbanpropane.com, the Committee ensures that the compensation packages provided to our executive officers are designed in accordance with our compensation philosophy. The Committee reviews and approves the compensation packages of our managing directors, assistant vice presidents, vice presidents, senior vice presidents, and our named executive officers.

The November 13, 2013 Compensation Committee Meeting

As in past fiscal years, our Senior Vice President—Administration (now Senior Vice President) prepared a comprehensive analysis of each executive officer’s past and current compensation to assist the Committee in the assessment and determination of executive compensation packages for fiscal 2014. The Committee considered a number of factors in establishing the fiscal 2014 executive compensation packages, including, but not limited to, experience, scope of responsibility and individual performance. The relative importance assigned to each of these factors by the Committee may differ from executive to executive and year to year. In addition, as part of the Committee’s annual review of each executive officer’s total compensation package, the Committee was provided with benchmarking data for comparison. This benchmarking data is just one of a number of factors that was considered by the Committee, but was not necessarily the most persuasive factor.

The benchmarking data provided to the Committee for fiscal 2014 was derived from the Mercer Human Resource Consulting, Inc. (“Mercer”) Benchmark Database containing information obtained from surveys of over 3,035 organizations and approximately 1,224 positions which may or may not include similarly-sized national propane marketers. The use of the Mercer database provides a broad base of compensation benchmarking information for companies of a size similar to the Partnership.

In making their decisions regarding executive compensation packages for fiscal 2014, for executive officers currently below the level of senior vice president, the members of the Committee reviewed the total cash compensation opportunities that were provided to each member of this subset of our executive officers (none of whom are our named executive officers) during the previous completed fiscal year. “Total cash compensation opportunity” consists of base salary, an annual cash bonus, and Long-Term Incentive Plan awards. The Committee then compared these officers’ total cash compensation opportunities to the total mean cash compensation opportunities for parallel positions in the Mercer database. By focusing on total cash compensation opportunity as a whole, instead of on single components of compensation such as base salary, when it met on November 13, 2013, the Committee created fiscal 2014 compensation packages for this subset of our executive officers that emphasized the performance-based components of compensation.

As in prior years, the Committee did not base its benchmarking solely on a peer group of other propane marketers. The Committee adopted this approach because it believes that the proximity of our headquarters to New York City and the need to realistically compete for skilled executives in an environment shared by numerous other enterprises that seek similarly skilled employees requires a broader review of the market. The Committee chooses not to base its benchmarking on the compensation practices of other propane marketers due to the fact that the other, similarly-sized propane marketers compete for executives in vastly different economic environments.

In connection with succession planning, the Committee unanimously decided to engage the services of Towers Watson & Co. (“Towers Watson”), a human resources consulting firm, for assistance in developing competitive compensation packages for those executive officers identified by the Committee as our senior level executive officers (i.e., those executives who are currently at or above the level of senior vice president). The Committee agreed that it would defer making promotion-related decisions (with the notable exception of the promotion of Mr. Stivala discussed below) and compensation-related decisions relative to our senior core executive officers until its January 22, 2014 meeting, by which time it was contemplated that Towers Watson would have completed a study of the Partnership, the executive team, and our past compensation practices.

In response to Mr. Dunn’s having informed the committee that he intended to retire at the end of fiscal 2014, the Committee promoted Mr. Stivala to the position of President (effective April 1, 2014) at its November 13, 2013 meeting. For Mr. Stivala and for those whom the Committee identified as our senior level executive officers (currently our Chief Operating Officer, our Chief Financial Officer and Chief Accounting Officer, and our Senior Vice Presidents), the Committee decided to postpone establishing fiscal 2014 compensation-related adjustments until after the Committee was presented with recommendations from Towers Watson.

The January 22, 2014 Compensation Committee Meeting

After completing a study of the Partnership and the responsibilities that had already been and were to be assumed by our senior level executive officers, a principal of Towers Watson provided the Committee with a presentation that included compensation recommendations for this group of executives. In accordance with the recommendations of Towers Watson, the Committee established fiscal year 2014 compensation packages for our President (who is currently our President and Chief Executive Officer), our Chief Operating Officer, our Senior Vice Presidents, and our Vice President—Finance and Chief Accounting Officer (who is currently our Chief Financial Officer and Chief Accounting Officer). The compensation packages established at this meeting became effective on April 1, 2014, the effective date on which Mr. Stivala was promoted to the position of President, Mr. Kuglin was promoted to the position of Vice President—Finance and Chief Accounting Officer, Mr. Wienberg was promoted to Chief Operating Officer, Mr. Boyd was promoted to the position of Senior Vice President—Field Operations, and Mr. Brinkworth was promoted to the position of Senior Vice President—Product Supply, Purchasing & Logistics.

The July 22, 2014 Compensation Committee Meeting

Continuing its preparation for Mr. Dunn’s retirement at the conclusion of fiscal 2014, the Committee approved Mr. Stivala’s assumption of the role and title of Chief Executive Officer in addition to his role as President. Because of the April 1, 2014 adjustments to Mr. Stivala’s overall compensation, the Committee chose not to adjust Mr. Stivala’s compensation at this time. This promotion became effective on September 28, 2014.

In addition, the Committee approved the promotion of Mr. Kuglin to Chief Financial Officer and Chief Accounting Officer. This promotion became effective on September 28, 2014. In establishing Mr. Kuglin’s compensation for this position, the Committee relied on the same Towers Watson study discussed above.

***

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

Role of Executive Officers and the Compensation Committee in the Compensation Process

The Committee establishes and enforces our general compensation philosophy in consultation with our President and Chief Executive Officer. The role of our President and Chief Executive Officer in the executive compensation process is to recommend individual pay adjustments for the executive officers, other than himself, to the Committee based on market conditions, our performance, and individual performance. With the assistance of our Senior Vice President—Administration, our President and Chief Executive Officer presents the Committee with information comparing each executive officer’s compensation to the mean compensation figures provided in the Mercer database.

Among other duties, the Committee has overall responsibility for:

•	Reviewing and approving the compensation of our President and Chief Executive Officer, our Chief Operating Officer, our Chief Financial Officer, and our other executive officers;

•	Reporting to the Board of Supervisors any and all decisions regarding compensation changes for our President and Chief Executive Officer and our other executive officers;

•	Evaluating and approving our annual cash bonus plan, long-term incentive plan, and grants under our Restricted Unit Plans, as well as all other executive compensation policies and programs;

•	Administering and interpreting the compensation plans that constitute each component of our executive officers’ compensation packages; and

•	Engaging consultants, when appropriate, to provide independent, third-party advice on executive officer-related compensation.

Our sole use of the Mercer database was to provide the Committee with benchmarking data. Therefore, prior to the November 13, 2013 Committee meeting, neither our President and Chief Executive Officer nor our Senior Vice President— Administration met with representatives from Mercer. The information provided by Mercer was derived from a proprietary database maintained by Mercer and, as such, there was no formal consultancy role played by them.

In preparation for its January 22, 2014 Committee meeting, the Committee directed Mr. Dunn, Mr. Stivala, Mr. Kuglin, Mr. Wienberg, and our Senior Vice President—Administration to meet with principals of Towers Watson to discuss the then current responsibilities of our senior level executives and their thoughts on the future responsibilities of these executives in light of the Committee’s succession planning efforts. It was from these interviews with our senior executive officers that the principals of Towers Watson developed their recommendations regarding compensation of our senior level executive team.

Allocation Among Components

Under our compensation structure, the mix of base salary, cash bonus and long-term compensation provided to each executive officer varies depending on his or her position. The base salary for each executive officer is the only fixed component of compensation. All other cash compensation, including annual cash bonuses and long-term incentive compensation, is variable in nature as it is dependent upon achievement of certain performance measures. The following table summarizes the components as percentages of each named executive officer’s total cash compensation opportunity for the first six months of fiscal 2014 (i.e., October 2013 through March 2014). For this period, the base salaries and cash bonus targets of our named executive officers remained identical to those in effect for fiscal 2013.

	Base Salary	Cash Bonus Target	Long- Term Incentive
Michael J. Dunn, Jr.	40%	40%	20%
Michael A. Stivala	46%	36%	18%
Michael A. Kuglin	51%	33%	16%
Mark Wienberg	46%	36%	18%
Steven C. Boyd	46%	36%	18%
Douglas T. Brinkworth	46%	36%	18%

The following table summarizes the components as percentages of each named executive officer’s total cash compensation opportunity for the second six months of fiscal 2014 (i.e., April 2014 through September 2014).

	Base Salary	Cash Bonus Target	Long- Term Incentive
Michael J. Dunn, Jr.	40%	40%	20%
Michael A. Stivala	44%	44%	12%
Michael A. Kuglin	50%	35%	15%
Mark Wienberg	46%	37%	17%
Steven C. Boyd	46%	37%	17%
Douglas T. Brinkworth	46%	37%	17%

In allocating compensation among these components, we believe that the compensation of our senior level executive officers—the executive officers having the greatest ability to influence our performance—should be approximately 50% performance-based, while lower levels of management should receive a greater portion of their compensation in base salary. Additionally, our short-term and long-term incentive plans are pay-for-performance compensation plans that do not provide for minimum payments.

Internal Pay Equity

In determining the different compensation packages for each of our named executive officers, the Committee takes into consideration a number of factors, including the level of responsibility and influence that each named executive officer has over the affairs of Suburban, individual performance and years of experience in his current position. The relative importance assigned to each of these factors by the Committee may differ from executive to executive. The Committee will also consider the existing level of equity ownership of each of our named executive officers when granting awards under our Restricted Unit Plan (see below for a description of this plan). As a result, different weights may be given to different components of compensation among each of our named executive officers. In addition, as discussed in the section above titled “Allocation Among Components,” the compensation packages that we provide to our senior level executive officers are, at a minimum, 50% performance-based. In order to align the interests of senior management with the interests of our Unitholders, we consider it requisite to accentuate the performance-based elements of the compensation packages that we provide to these individuals.

Base Salary

Base salaries for the named executive officers and all of our other executive officers, are reviewed and approved annually by the Committee. In order to determine base salary increases, the Committee’s practice has been to compare each executive officer’s base salary with the corresponding mean salary provided in the Mercer database. The Committee usually determines base salary adjustments, which may be higher or lower than the comparative data, following an assessment of our overall results as well as each executive officer’s position, performance and scope of responsibility, while at the same time considering each executive officer’s previous total cash compensation opportunities. This year, in order to facilitate the succession planning process, the Committee engaged the services of Towers Watson to make recommendations regarding the compensation packages provided to the executive officers the Committee identified as the Partnership’s senior level executive officers. In accordance with a tentative plan of succession discussed by the Committee at its November 13, 2013 meeting, the Committee decided to postpone discussions of base salary adjustments for our senior level executive officers until its January 22, 2014 Committee meeting when the results of the Towers Watson study would be made available.

In accordance with the recommendations contained in the Towers Watson study, the Committee adjusted the base salaries of the named executive officers (with the exception of Mr. Dunn who retired at the conclusion of fiscal 2014). These adjustments became effective on April 1, 2014, the effective date of Mr. Stivala’s promotion to President; Mr. Kuglin’s promotion to Vice President—Finance and Chief Accounting Officer; Mr. Wienberg’s promotion to Chief Operating Officer; Mr. Boyd’s promotion to Senior Vice President—Field Operations; and Mr. Brinkworth’s promotion to Senior Vice President – Product Supply, Purchasing & Logistics.

Name	Fiscal 2014 Base Salary (Second Six Months of Fiscal Year)	Fiscal 2014 Base Salary (First Six Months of Fiscal Year)	Fiscal 2013 Base Salary
Michael J. Dunn, Jr.	$495,000	$495,000	$495,000
Michael A. Stivala	$425,000	$300,000	$300,000
Michael A. Kuglin	$265,000	$240,000	$240,000
Mark Wienberg	$325,000	$280,000	$280,000
Steven C. Boyd	$315,000	$290,000	$290,000
Douglas T. Brinkworth	$300,000	$270,000	$270,000

In the event of a promotion, a significant increase in an executive officer’s responsibilities, or a new hire, it is the Committee’s practice to review that executive officer’s base salary at that time and take such action as the Committee deems warranted.

At its meeting on July 22, 2014, effective September 28, 2014, the Committee increased Mr. Kuglin’s salary to $275,000, in recognition of his promotion to Chief Financial Officer and Chief Accounting Officer.

At its meeting on November 11, 2014, the Committee did not adjust the base salaries of our named executive officers for fiscal 2015 because their salaries were adjusted on April 1, 2014.

The base salaries paid to the named executive officers in fiscal 2014, fiscal 2013 and fiscal 2012 are reported in the column titled “Salary” in the Summary Compensation Table below.

Annual Cash Bonus Plan

Annual cash bonuses (which fall within the Securities and Exchange Commission’s definition of “Non-Equity Incentive Plan Compensation” for the purposes of the Summary Compensation Table and otherwise) are earned by our executive officers in accordance with the objective performance provisions of our annual cash bonus plan.

The terms of our annual cash bonus plan provide for cash payments of a specified percentage of our named executive officers’ annual base salaries (“target cash bonus”) if, for the fiscal year, actual cash bonus plan EBITDA equals the Partnership’s budgeted EBITDA. For purposes of calculating cash bonus plan EBITDA, the Committee customarily adjusts both budgeted and actual EBITDA (as defined in Item 6 in this annual report on Form 10-K) for various items considered to be non-recurring in nature; including, but not limited to, unrealized (non-cash) gains or losses on changes in the fair value of derivative instruments; acquisition-related costs; integration-related costs; multiemployer pension plan withdrawal charges; pension settlement charges; and losses on debt extinguishment. Under the provisions of the annual cash bonus plan in effect for fiscal 2014, our executive officers had the opportunity to earn between 60% and 120% of their target cash bonuses, depending upon the Partnership’s EBITDA performance during the fiscal year. No bonuses would be earned during fiscal 2014 if actual cash bonus plan EBITDA were less than 90% of budgeted cash bonus plan EBITDA; additionally, for fiscal 2014, cash bonuses could not exceed 120% of the target cash bonus even if actual cash bonus plan EBITDA were more than 120% of budgeted cash bonus plan EBITDA.

Although our annual cash bonus plan is generally administered in accordance with the provisions of the plan, the Committee may exercise its broad discretionary powers to decrease or increase the annual cash bonus paid to a particular executive officer, upon the recommendation of our President and Chief Executive Officer, or to the executive officers as a group, when the Committee recognizes that an adjustment is warranted. During fiscal 2014, fiscal 2013 and fiscal 2012, no such discretionary adjustments were made to the annual cash bonuses earned by our executives.

For fiscal 2014, our budgeted cash bonus plan EBITDA was $360.0 million (“Budgeted EBITDA”). Our actual cash bonus plan EBITDA was such that each of our executive officers earned 68% of his or her target cash bonus. The following table provides the fiscal 2014 budgeted cash bonus plan EBITDA targets that were established at the November 13, 2013 Committee meeting:

Hypothetical Fiscal 2014 Cash Bonus Plan EBITDA Results (in Millions)	Hypothetical Fiscal 2014 Cash Bonus Plan EBITDA Expressed as a Percentage of Budgeted Cash Bonus Plan EBITDA	Target Bonus Percentage that would have been Earned if Actual Cash Bonus Plan EBITDA Equaled the Figure in the First Column
$432.0	120%	120%
$396.0	110%	110%
$360.0 (1)	100%	100%
$342.0	95%	90%
$324.0	90%	60%

(1)	Budgeted cash bonus plan EBITDA for fiscal 2014.

For those named executive officers who were promoted on April 1, 2014 (all of our named executive officers except Mr. Dunn), actual payments earned are equal to one half of what the payment would have been using each named executive officer’s base salary and bonus percentage in effect for the first half of fiscal 2014, plus one half of what the payment would have been using each named executive officer’s base pay and bonus percentage in effect for the second half of fiscal 2014. The fiscal 2014 target cash bonus percentages for both halves of the year and the blended target cash bonuses established for each named executive officer and the actual cash bonuses earned by each of them during fiscal 2014 are summarized as follows:

Name	2014 Target Cash Bonus as a % of Base Salary (for the First Half of the Fiscal Year)	2014 Target Cash Bonus as a % of Base Salary (for the Second Half of the Fiscal Year)	2014 Target Cash Bonus	2014 Actual Cash Bonus Earned at 68%
Michael J. Dunn, Jr.	100%	100%	$495,000	$336,600
Michael A. Stivala	80%	100%	$332,500	$226,100
Michael A. Kuglin	65%	70%	$170,750	$116,110
Mark Wienberg	80%	80%	$242,000	$164,560
Stephen C. Boyd	80%	80%	$242,000	$164,560
Douglas T. Brinkworth	80%	80%	$228,000	$155,040

For purposes of establishing the cash bonus targets for fiscal 2014, the Committee reviewed and approved our fiscal 2014 budgeted cash bonus plan EBITDA at its November 13, 2013 meeting. The budgeted cash bonus plan EBITDA is developed annually using a bottom-up process factoring in reasonable growth targets from the prior year’s performance, while at the same time attempting to reach a balance between a target that is reasonably achievable, yet not assured. As described above, during fiscal 2014, our executive officers had the opportunity to earn between 60% and 120% of their target cash bonuses. Over the past three years, our actual cash bonus plan EBITDA was such that each of our executive officers earned 68%, 60% and 0% of their respective target cash bonus for fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

With the exception of Mr. Kuglin (and Mr. Dunn who has retired), the named executive officers’ target cash bonus percentages and target cash bonuses for fiscal 2015 are the same as those for the second half of fiscal 2014. In recognition of his promotion to Chief Financial Officer and Chief Accounting Officer, Mr. Kuglin’s fiscal 2015 target cash bonus has been increased to 75% of his base salary. Actual payments for fiscal 2015 under the annual cash bonus plan will depend upon the percentage of the budgeted cash bonus plan EBITDA for fiscal 2015 that is eventually achieved.

In accordance with recommendations from Towers Watson, the Committee modified the terms of our annual cash bonus plan, beginning with fiscal 2015, to provide our executive officers with the opportunity to earn between 50% and 120% of their target cash bonuses, depending upon the Partnership’s EBITDA performance during the fiscal year. No bonuses will be earned during fiscal 2015 if actual cash bonus plan EBITDA is less than 85% of budgeted cash bonus plan EBITDA; additionally, for fiscal 2015, cash bonuses cannot exceed 120% of the target cash bonus even if actual cash bonus plan EBITDA is more than 120% of budgeted cash bonus plan EBITDA.

The bonuses earned by our named executive officers under the annual cash bonus plan for fiscal 2014 and 2013 are reported in the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table below.

Long-Term Incentive Plan

While the annual cash bonus plan is a pay-for-performance plan that focuses on our short-term financial goals, the Long-Term Incentive Plan, which we hereafter refer to as the “LTIP,” is structured as a phantom unit plan that has been designed to motivate our executive officers to focus on our long-term financial goals. Unvested awards are granted at the beginning of each fiscal year as a Committee-approved percentage of each executive officer’s salary. Cash payments, if any, are earned and paid at the end of a three-year measurement period, depending on performance.

The LTIP is designed to:

•	Align a portion of our executive officers’ compensation opportunities with the long-term goals of our Unitholders;

•	Provide long-term compensation opportunities consistent with market practice;

•	Reward long-term value creation; and

•	Provide a retention incentive for our executive officers and other key employees.

LTIP History

At the beginning of fiscal 2003, the Committee adopted the 2003 Long-Term Incentive Plan (the “2003 LTIP”) as a principal component of our executive compensation program. At its meeting on November 9, 2011, the Committee adopted the 2013 Long-Term Incentive Plan (the “2013 LTIP”) as a replacement for the 2003 Long-Term Incentive Plan, which expired on September 30, 2012. The 2013 LTIP became effective on October 1, 2012; its provisions were essentially identical to the provisions of the 2003 LTIP. In accordance with recommendations from Towers Watson, at its meeting on August 6, 2013, the Committee adopted the 2014 Long-Term Incentive Plan (the “2014 LTIP”) as a replacement for the 2013 LTIP. The provisions of the 2014 LTIP govern all LTIP awards granted subsequent to fiscal 2013.

Calculation of LTIP Phantom Units

In accordance with the 2003, 2013, and 2014 LTIP documents, at the beginning of each three-fiscal year measurement period, each executive officer’s number of unvested LTIP unit awards is calculated by dividing a predetermined percentage (52% for awards made prior to fiscal 2014 and 50% for all subsequent awards), established by the Committee, of each executive officer’s target cash bonus by the average of the closing prices of our Common Units for the twenty days preceding the beginning of the first fiscal year in the measurement period.

The following are the numbers of the unvested LTIP units granted to our named executive officers during fiscal 2014 and fiscal 2013 that will be used to calculate cash payments at the end of each award’s respective three-year measurement period (i.e., at the end of fiscal 2016 for the fiscal 2014 award and at the end of fiscal 2015 for the fiscal 2013 award):

	Fiscal 2014 Award	Fiscal 2013 Award
Michael J. Dunn, Jr.	5,404	6,559
Michael A. Stivala	2,620	3,180
Michael A. Kuglin	1,703	2,067
Mark Wienberg	2,445	2,968
Steven C. Boyd	2,533	3,074
Douglas T. Brinkworth	2,358	2,862

At its meeting on November 11, 2014, the Committee approved the grant of the following number of unvested LTIP unit awards under the LTIP for the fiscal 2015 award cycle that commenced at the beginning of fiscal 2015 and will conclude at the end of fiscal 2017 that will be used to calculate cash payments at the end of this award’s three-year measurement period (i.e., at the end of fiscal 2017).

Fiscal 2015 Award
Michael A. Stivala	4,770
Michael A. Kuglin	2,315
Mark Wienberg	2,918
Steven C. Boyd	2,828
Douglas T. Brinkworth	2,694

Performance Metrics

The primary difference between the 2003/2013 LTIPs and the 2014 LTIP is the performance metric used to determine whether cash payments have been earned by the participants at the end of an LTIP award cycle’s three-year measurement period.

Awards made prior to fiscal 2014 under the 2003 and 2013 LTIPs measure the market performance of our Common Units on the basis of total return to our Unitholders, which we refer to as “TRU,” during a three-year measurement period commencing on the first day of the fiscal year in which an unvested award was granted and compares our TRU to the TRU of each of the other members of a predetermined peer group, consisting solely of other master limited partnerships, approved by the Committee. The fiscal 2013 LTIP award is the only remaining award subject to this metric.

The following table lists, in alphabetical order, the names and ticker symbols of the peer group used to measure our performance during the three-year measurement period for the fiscal 2013 LTIP award:

Fiscal 2013 Award Peer Group
Peer Group Member Name	Ticker Symbol
Atlas Pipeline Partners, L.P.	APL
AmeriGas Partners, L.P.	APU
BreitBurn Energy Partners, L.P.	BBEP
Copano Energy, LLC (1)	CPNO
Enbridge Energy Partners, L.P.	EEP
Ferrellgas Partners, L.P.	FGP
Genesis Energy, L.P.	GEL
Global Partners L.P.	GLP
Inergy Midstream, L.P. (2)	NRGM
MarkWest Energy Partners, L.P.	MWE
TC Pipelines, L.P.	TCP

(1)	Copano Energy, LLC was acquired by Kinder Morgan Energy Partners, L.P. on May 1, 2013. For purposes of measuring relative TRU for the fiscal 2013 award, as a result of this event, we have reduced the peer group of this award by one member.
(2)	Inergy Midstream, L.P. merged with Crestwood Midstream Partners LP on October 7, 2013. The combined partnership is named Crestwood Midstream Partners LP and trades under ticker CMLP on the New York Stock Exchange. For purposes of measuring relative TRU for the fiscal 2013 award, as a result of this event, we have reduced the peer group of this award by one member.

The three-year measurement period of the fiscal 2012 award ended simultaneously with the conclusion of fiscal 2014. The TRU for the fiscal 2012 award fell within the lowest quartile; therefore, the participants, including our named executive officers, did not earn cash payments relative to this award.

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

As a result of the Committee’s adoption of the 2014 LTIP, the earning of cash payments under the 2014 LTIP will be determined based on the level of our distribution coverage ratio over a three-year measurement period (“Distribution Coverage Ratio”). This ratio will be calculated by dividing our average distributable cash flow generated during an outstanding award’s three-year measurement period by a baseline cash flow set on the initial grant date of the award.

The average distributable cash flow is the average of the distributable cash flow for each of the three years in a particular award’s three-year measurement period. For purposes of this plan’s performance metric, distributable cash flow is equal to LTIP EBITDA for a particular fiscal year less capital expenditures, cash interest expense, and the provision for income taxes for the same fiscal year. For LTIP purposes, “LTIP EBITDA” is identical to cash bonus plan EBITDA. The average distributable cash flow will be adjusted by the sum of the annual differences between the per-Common Unit annualized distribution rate at the beginning of the three-year measurement period and the actual per-Common Unit distributions paid during each of the three years in an award’s three-year measurement period. Baseline cash flow is calculated by multiplying the total number of Common Units outstanding at the beginning of the three-year measurement period by the then per Common Unit annualized distribution rate.

Cash Payments

For awards granted under the 2003 and 2013 LTIP plan documents (i.e., the fiscal 2013 award), at the end of the three-year measurement period, depending on the quartile ranking within which our TRU falls relative to the other members of the peer group, our executive officers, as well as the other participants, all of whom are key employees, will receive a cash payment equal to:

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

For awards granted under the 2014 plan document (the fiscal 2014 award payable, if earned, at the end of fiscal 2016 and the fiscal 2015 award, payable, if earned, at the end of fiscal 2017), at the end of the three-year measurement period, depending on the Distribution Coverage Ratio for that three-year measurement period, our executive officers, as well as the other participants, all of whom are key employees, will receive cash payments equal to:

•	The quantity of the participant’s LTIP units multiplied by the average of the closing prices of our Common Units for the twenty days preceding the conclusion of the three-year measurement period;

•	The quantity of the participant’s LTIP units multiplied by the sum of the distributions that would have inured to one of our outstanding Common Units during the three-year measurement period; and

•	The sum of the products of the two preceding calculations multiplied by the applicable percentage corresponding to the Distribution Coverage Ratio illustrated in the following table:

Distribution Coverage Ratio	% of Award Earned
Less than 1.00	00.0%
1.00 (Threshold Performance)	50.0%
1.01	52.5%
1.02	55.0%
1.03	57.5%
1.04	60.0%
1.05	62.5%
1.06	65.0%
1.07	67.5%
1.08	70.0%
1.09	72.5%
1.10	75.0%
1.11	77.5%
1.12	80.0%
1.13	82.5%
1.14	85.0%
1.15	87.5%
1.16	90.0%
1.17	92.5%
1.18	95.0%
1.19	97.5%
1.20 (Target Performance)	100.0%
1.21	101.7%
1.22	103.3%
1.23	105.0%
1.24	106.7%
1.25	108.4%
1.26	110.0%
1.27	111.7%
1.28	113.4%
1.29	115.0%
1.30	116.7%
1.31	118.4%
1.32	120.0%
1.33	121.7%
1.34	123.4%
1.35	125.1%
1.36	126.7%
1.37	128.4%
1.38	130.1%
1.39	131.7%
1.40	133.4%
1.41	135.1%
1.42	136.7%
1.43	138.4%
1.44	140.1%
1.45	141.8%
1.46	143.4%
1.47	145.1%
1.48	146.8%
1.49	148.4%
1.50 and Higher (Maximum Performance)	150.0%

Retirement Provision

A retirement-eligible participant’s outstanding awards under the LTIP will vest as of the retirement-eligible date, but will remain subject to the same three-year measurement period for purposes of determining the eventual cash payment, if any, at the conclusion of the measurement period.

The grant date values based on the probable outcomes of the awards under the LTIP granted during fiscal 2014, fiscal 2013 and fiscal 2012 (although the final measurement of the fiscal 2012 award resulted in no actual payments to our executive officers) are reported in the column titled “Unit Awards” in the Summary Compensation Table below.

Restricted Unit Plan

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

At our July 22, 2009 Tri-Annual Meeting, our Unitholders approved our adoption of the 2009 Restricted Unit Plan effective August 1, 2009. Upon adoption, this plan authorized the issuance of 1,200,000 Common Units to our executive officers, managers and other employees and to the members of our Board of Supervisors. The provisions of both restricted unit plans (collectively and individual referred to as the “RUP”) are substantially identical. At the conclusion of fiscal 2014, there remained 417,758 restricted units available under the RUP for future awards.

When the Committee authorizes an award of restricted units, the unvested units underlying an award do not provide the grantee with voting rights and do not receive distributions or accrue rights to distributions during the vesting period. Restricted unit awards granted prior to August 6, 2013 normally vest as follows: 25% on each of the third and fourth anniversaries of the grant date and the remaining 50% on the fifth anniversary of the grant date. At its August 6, 2013 meeting, in accordance with recommendations from Towers Watson, the Committee amended the Partnership’s 2009 Restricted Unit Plan to revise the normative vesting schedule of awards granted thereafter to one third on each of the first three anniversaries of the award grant date. The Committee retained the ability to deviate, at its discretion, from the normal vesting schedule with respect to particular restricted unit awards. The Committee amended the plan to make its vesting schedule comparable to those of similar plans offered by other companies. Unvested awards are subject to forfeiture in certain circumstances as defined in the applicable RUP document. Upon vesting, restricted units are automatically converted into our Common Units, with full voting rights and rights to receive distributions.

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

At its November 13, 2013 meeting, in order to further align the interests of management with the interests of our Unitholders the Committee approved the following grants to the following named executive officers:

Grant Name	Grant Date	Quantity
Michael A. Stivala	November 15, 2013	5,302
Michael A. Kuglin	November 15, 2013	4,242
Mark Wienberg	November 15, 2013	5,302
Steven C. Boyd	November 15, 2013	5,302
Douglas T. Brinkworth	November 15, 2013	5,302

In determining these fiscal 2014 awards for Mr. Stivala, Mr. Kuglin, Mr. Wienberg, Mr. Boyd and Mr. Brinkworth, the Committee relied upon information provided by the Mercer database to conclude that these awards were necessary to remediate shortfalls perceived by the Committee in the cash compensation opportunities of these named executive officers, as well as in recognition of their individual achievements throughout fiscal 2013. No award was granted to our Chief Executive Officer at the Committee’s November 13, 2013 meeting.

At its January 22, 2014 meeting, in accordance with the recommendations of Towers Watson, in recognition of Mr. Dunn’s years of service to the Partnership and in recognition of the promotions of the senior level executive officers, the Committee approved the following grants to the named executive officers:

Grant Name	Grant Date	Quantity
Michael J. Dunn, Jr.	March 1, 2014	17,009
Michael A. Stivala	April 1, 2014	23,885
Michael A. Kuglin	April 1, 2014	11,943
Mark Wienberg	April 1, 2014	11,943
Steven C. Boyd	April 1, 2014	11,943
Douglas T. Brinkworth	April 1, 2014	11,943

The aggregate grant date fair values of RUP awards made during fiscal 2014, fiscal 2013 and fiscal 2012, computed in accordance with accounting principles generally accepted in the United States of America are reported in the column titled “Unit Awards” in the Summary Compensation Table below.

At its November 11, 2014 meeting, the Committee did not grant any additional RUP awards to our named executive officers because each of these individuals was granted an award on April 1, 2014.

Equity Holding Policy

Effective April 22, 2010, the Committee adopted an Equity Holding Policy which establishes guidelines for the level of Partnership equity holdings that members of the Board and our executive officers are expected to maintain. The Equity Holding Policy can be accessed through a link on our website at www.suburbanpropane.com under the “Investors” tab.

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

As of the January 2, 2014 measurement date, all of our executive officers, including our named executive officers, as well as the members of our Board of Supervisors, were in compliance with our Equity Holding Policy.

Incentive Compensation Recoupment Policy

Upon recommendation by the Committee, the Board of Supervisors has adopted an Incentive Compensation Recoupment Policy which permits the Committee to seek the reimbursement from certain executives of the Partnership and the Operating Partnership of incentive compensation (i.e., payments/awards pursuant to the annual cash bonus plan, the LTIP and RUP) paid to those executives in connection with any fiscal year for which there is a significant restatement of the published financial statements of the Partnership triggered by a material accounting error, which results in less favorable results than those originally reported. Such reimbursement can be sought from executives even if they had no responsibility for the restatement. In addition to the foregoing, if the Committee determines that any fraud or intentional misconduct by an executive was a contributing factor to the Partnership having to make a significant restatement, then the Committee is authorized to take appropriate action against such executive, including disciplinary action, up to, and including, termination, and requiring reimbursement of all, or any part, of the compensation paid to that executive in excess of that executive’s base salary, including cancellation of any unvested restricted units. The Incentive Compensation Recoupment Policy is available on our website at www.suburbanpropane.com under the “Investors” tab.

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

Of our named executive officers, only Mr. Dunn, Mr. Boyd, and Mr. Brinkworth participate in the plan. The changes in the actuarial value relative to their participation in the plan during fiscal 2014, fiscal 2013 and fiscal 2012 are reported in the column titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table below.

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

For fiscal 2014, all of our named executive officers participated in the 401(k) Plan. The benefits provided to our named executive officers under the 401(k) Plan are provided on the same basis as to our other exempt employees. Amounts deferred by our named executive officers under the 401(k) Plan during fiscal 2014, fiscal 2013 and fiscal 2012 are included in the column titled “Salary” in the Summary Compensation Table below.

In order to be competitive with other employers, if certain performance criteria are met, we will match our employee-participants’ contributions up to the lesser of 6% of their base salary or $260,000, at a rate determined based on a performance-based scale. The following chart shows the performance target criteria that must be met for each level of matching contribution:

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

Actual cash bonus plan EBITDA, when applied to the 401(k) Plan, was such that we will provide participants in the 401(k) Plan with a matching contribution equal to 25% of their calendar year 2014 contributions that do not exceed 6% of their total base pay, up to a maximum annual compensation limit of $260,000. The matching contributions made on behalf of our named executive officers for 2014 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

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

The costs of all such benefits incurred on behalf of our named executive officers in fiscal 2014, fiscal 2013 and fiscal 2012 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

Perquisites

Perquisites represent a minor component of our executive officers’ compensation. Each of the named executive officers is eligible for tax preparation services, a company-provided vehicle, and an annual physical. The following table summarizes both the value and the utilization of these perquisites by the named executive officers in fiscal 2014.

Name	Tax Preparation Services	Employer- Provided Vehicle	Physical
Michael J. Dunn, Jr.	$9,150	$16,549	$1,600
Michael A. Stivala	$-0-	$18,153	$-0-
Michael A. Kuglin	$-0-	$12,725	$-0-
Mark Wienberg	$-0-	$13,142	$1,750
Steven C. Boyd	$4,450	$6,837	$-0-
Douglas T. Brinkworth	$4,400	$11,410	$1,500

Perquisite-related costs for fiscal 2014, fiscal 2013 and fiscal 2012 are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

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

Although it is our practice to comply with the statutory and regulatory provisions of IRC Section 409A, the Suburban Propane, L.P. Severance Protection Plan for Key Employees, which we refer to as the “Severance Plan,” provides that if any payment under the Severance Plan subjects a participant to the 20% additional tax under IRC Section 409A, the payment will be grossed up to permit such participant to retain a net amount on an after-tax basis equal to what he or she would have received had the excise tax not been payable.

Letter Agreement of Mr. Dunn

Simultaneous with the commencement of fiscal 2010, Mr. Dunn’s then existing employment agreement was terminated by mutual agreement and replaced with a letter agreement governing retirement and the implementation of a mutually agreed upon succession plan. The letter agreement between Mr. Dunn and us is summarized as follows:

•	Mr. Dunn will participate in our Severance Protection Plan (see below) at the 78-week participation level.

•	If on or after the last day of fiscal 2012, Mr. Dunn retires or leaves as a result of an agreed-upon succession plan, he will receive the following if he timely provides us with a release of all claims he might have against us at the time of his departure:

•	A payment equal to two years of base salary paid over a two year period.

•	Continuation of medical and dental benefits at no premium cost to him until attainment of age 65 (Mr. Dunn had attained age 65 prior to the conclusion of fiscal 2014).

We agreed that if there was a termination of Mr. Dunn’s employment in connection with a succession plan, it would be deemed a retirement for the purposes of his benefits under the employee benefit plans in which he participates. Mr. Dunn agreed to provide us with transition consultation services for a period not to exceed two years following his departure. We also agreed that Mr. Dunn would not be deemed to have retired or terminated his employment if he simply relinquished the title and responsibilities of President but remained our Chief Executive Officer.

On November 14, 2013, we announced that, pursuant to a succession plan developed by Mr. Dunn and our Board of Supervisors, Mr. Dunn would relinquish the role of President on March 31, 2014, and retire as our Chief Executive Officer on September 27, 2014. Accordingly, the retirement provisions of our letter agreement with Mr. Dunn became effective on September 28, 2014, at which time Mr. Dunn was age 65.

The total payments that will be made under this agreement as a result of Mr. Dunn’s retirement are reported in the column titled “All Other Compensation” in the Summary Compensation Table below.

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

Change of Control

Our executive officers and other key employees have built the Partnership into the successful enterprise that it is today; therefore, we believe that it is important to protect them in the event of a change of control. Further, it is our belief that the interests of our Unitholders will be best served if the interests of our executive officers are aligned with them, and that providing change of control benefits should eliminate, or at least reduce, the reluctance of our executive officers to pursue potential change of control transactions that may be in the best interests of our Unitholders. Additionally, we believe that the severance benefits provided to our executive officers and to our key employees are consistent with market practice and appropriate because these benefits are an inducement to accepting employment and because the executive officers have agreed to and are subject to non-competition and non-solicitation covenants for a period following termination of employment. Therefore, our executive officers and other key employees are provided with employment protection following a change of control, which we refer to as the “Severance Protection Plan”. During fiscal 2014, our Severance Protection Plan covered all executive officers, including the named executive officers.

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

For purposes of these benefits, a change of control is deemed to occur, in general, if:

•	An acquisition of our Common Units or voting equity interests by any person immediately after which such person beneficially owns more than 30% of the combined voting power of our then outstanding Common Units, unless such acquisition was made by (a) us or our subsidiaries, or any employee benefit plan maintained by us, the Operating Partnership or any of our subsidiaries, or (b) any person in a transaction where (A) the existing holders prior to the transaction own at least 50% of the voting power of the entity surviving the transaction and (B) none of the Unitholders other than the Partnership, our subsidiaries, any employee benefit plan maintained by us, the Operating Partnership, or the surviving entity, or the existing beneficial owner of more than 25% of the outstanding Common Units owns more than 25% of the combined voting power of the surviving entity, which transaction we refer to as a “Non-Control Transaction”; or

•	The consummation of (a) a merger, consolidation or reorganization involving the Partnership other than a Non-Control Transaction; (b) a complete liquidation or dissolution of the Partnership; or (c) the sale or other disposition of 40% or more of the gross fair market value of all the assets of the Partnership to any person (other than a transfer to a subsidiary).

For additional information pertaining to severance payable to our named executive officers following a change of control-related termination, see the tables titled “Potential Payments Upon Termination” below.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed with management this Compensation Discussion and Analysis. Based on its review and discussions with management, the Committee recommended to the Board of Supervisors that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for fiscal 2014.

The Compensation Committee:

John Hoyt Stookey, Chairman

Matthew J. Chanin

Harold R. Logan, Jr.

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation of each named executive officer during the fiscal years ended September 27, 2014, September 28, 2013 and September 29, 2012:

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Unit Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($) (6)	Total ($)
(a)	(b)	(c )	(d)	(e)	(g)	(h)	(i)	(j)
Michael J. Dunn, Jr. Former Chief Executive Officer (Retired at the Conclusion of Fiscal 2014)	2014	$495,000	—	$981,921	$336,600	$9,102	$48,352	$1,870,975
	2013	$495,000	—	$369,124	$297,000	—	$54,619	$1,215,743
	2012	$475,000	—	$521,058	—	$22,308	$49,280	$1,067,646
Michael A. Stivala President and Chief Executive Officer	2014	$362,500	—	$1,182,776	$226,100	—	$40,906	$1,812,282
	2013	$300,000	—	$376,313	$144,000	—	$42,073	$862,386
	2012	$275,000	—	$328,487	—	—	$36,557	$640,044
Michael A. Kuglin Chief Financial Officer and Chief Accounting Officer	2014	$252,500	—	$675,618	$116,110	—	$33,430	$1,077,658
	2013	$240,000	—	$257,297	$93,600	—	$35,161	$626,058
	2012	$215,000	—	$215,211	—	—	$28,715	$458,926
Mark Wienberg Chief Operating Officer	2014	$302,500	—	$758,784	$164,560	—	$37,800	$1,263,644
	2013	$280,000	—	$364,382	$134,400	—	$36,055	$814,837
	2012	$250,000	—	$317,553	—	—	$32,854	$600,407
Steven C. Boyd Senior Vice President—Field Operations	2014	$302,500	—	$763,708	$164,560	$28,917	$35,341	$1,295,026
	2013	$290,000	—	$370,348	$139,200	—	$33,416	$832,964
	2012	$270,000	—	$326,310	—	$41,823	$32,763	$670,896
Douglas T. Brinkworth Senior Vice President—Product Supply, Purchasing & Logistics	2014	$285,000	—	$753,870	$155,040	$16,037	$41,416	$1,251,363
	2013	$270,000	—	$358,418	$129,600	—	$40,772	$798,790
	2012	$245,000	—	$315,326	—	$24,327	$35,786	$620,439

(1)	Includes amounts deferred by named executive officers as contributions to the 401(k) Plan. For more information on the relationship between salaries and other cash compensation (i.e., annual cash bonuses and Long-Term Incentive Plan awards), refer to the subheading titled “Allocation Among Components” in the “Compensation Discussion and Analysis” above.
(2)	This column is reserved for discretionary cash bonuses that are not based on any performance criteria. During fiscal years 2014, 2013, and 2012, we did not provide our named executive officers with non-performance related bonus payments.

(3)	The amounts reported in this column represent the aggregate grant date fair value of RUP awards made during fiscal years 2014, 2013 and 2012, as well as the value at the grant date of awards made in fiscal years 2014, 2013, and 2012 under the LTIP, based on the probable outcome with respect to satisfaction of the performance conditions. The specific details regarding these plans are provided in the preceding “Compensation Discussion and Analysis” under the subheadings “Restricted Unit Plan” and “Long-Term Incentive Plan.” The breakdown for each plan with respect to each named executive officer is as follows:

Plan Name	Mr. Dunn	Mr. Stivala	Mr. Kuglin	Mr. Wienberg	Mr. Boyd	Mr. Brinkworth
2014
RUP	$677,679	$1,035,266	$579,736	$621,111	$621,111	$621,111
LTIP	304,242	147,510	95,882	137,673	142,597	132,759
Total	$981,921	$1,182,776	$675,618	$758,784	$763,708	$753,870

2013
RUP	N/A	$197,351	$140,971	$197,351	$197,351	$197,351
LTIP	369,124	178,962	116,326	167,031	172,997	161,067
Total	$369,124	$376,313	$257,297	$364,382	$370,348	$358,418

2012
RUP	$260,900	$208,007	$138,668	$208,007	$208,007	$208,007
LTIP	260,158	120,480	76,543	109,546	118,303	107,319
Total	$521,058	$328,487	$215,211	$317,553	$326,310	$315,326

(4)	The amounts reported in this column represent each named executive officer’s annual cash bonus earned in accordance with the performance measures discussed under the subheading “Annual Cash Bonus Plan” in the “Compensation Discussion and Analysis.”
(5)	Nothing was reported in this column for fiscal 2013 because there was a decline in value of the participating named executive officers’ Cash Balance Plan holdings. The declines in pension values for fiscal 2013 were as follows: ($24,140), ($28,591), and ($14,743) for Messrs. Dunn, Boyd, and Brinkworth, respectively. Mr. Stivala, Mr. Kuglin and Mr. Wienberg do not participate in the Cash Balance Plan.
(6)	The amounts reported in this column consist of the following:

	2014
Type of Compensation	Mr. Dunn	Mr. Stivala	Mr. Kuglin	Mr. Wienberg	Mr. Boyd	Mr. Brinkworth
401(k) Match	$3,900	$3,900	$3,788	$3,900	$3,900	$3,900
Value of Annual Physical Examination	1,600	N/A	N/A	1,750	N/A	1,500
Value of Partnership Provided Vehicle	16,549	18,153	12,725	13,142	6,837	11,410
Tax Preparation Services	9,150	N/A	N/A	N/A	4,450	4,400
Cash Balance Plan Administrative Fees	1,500	N/A	N/A	N/A	1,500	1,500
Insurance Premiums	15,653	18,853	16,917	19,008	18,654	18,706
Totals	$48,352	$40,906	$33,430	$37,800	$35,341	$41,416

	2013
Type of Compensation	Mr. Dunn	Mr. Stivala	Mr. Kuglin	Mr. Wienberg	Mr. Boyd	Mr. Brinkworth
401(k) Match	$3,825	$3,825	$3,600	$3,825	$3,825	$3,825
Value of Annual Physical Examination	1,750	1,750	1,750	1,500	N/A	1,750
Value of Partnership Provided Vehicle	18,897	19,319	12,882	13,570	7,705	11,521
Tax Preparation Services	8,950	N/A	N/A	N/A	2,650	4,050
Cash Balance Plan Administrative Fees	1,500	N/A	N/A	N/A	1,500	1,500
Insurance Premiums	19,697	17,179	16,929	17,160	17,736	18,126
Totals	$54,619	$42,073	$35,161	$36,055	$33,416	$40,772

	2012
Type of Compensation	Mr. Dunn	Mr. Stivala	Mr. Kuglin	Mr. Wienberg	Mr. Boyd	Mr. Brinkworth
401(k) Match	$3,000	$3,000	$2,580	$3,000	$3,000	$2,940
Value of Annual Physical Examination	N/A	1,500	N/A	1,500	N/A	N/A
Value of Partnership Provided Vehicle	17,047	15,480	9,810	11,676	7,743	10,677
Tax Preparation Services	8,400	N/A	N/A	N/A	3,150	4,050
Cash Balance Plan Administrative Fees	1,500	N/A	N/A	N/A	1,500	1,500
Insurance Premiums	19,333	16,577	16,325	16,678	17,370	16,619
Totals	$49,280	$36,557	$28,715	$32,854	$32,763	$35,786

Note: Column (f) was omitted from the Summary Compensation Table because we do not grant options to our employees.

Grants of Plan Based Awards Table for Fiscal 2014

The following table sets forth certain information concerning grants of awards made to each named executive officer during the fiscal year ended September 27, 2014:

					Estimated Future Payments Under Non- Equity Incentive Plan Awards		Estimated Future Payments Under Equity Incentive Plan Awards
Name	Plan Name	Grant Date	Approval Date	LTIP Units Underlying Equity Incentive Plan Awards (LTIP) (4)	Target ($)	Maximum ($)	Target ($)	Maximum ($)	All Other stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($) (5)
(a)		(b)			(d)	(e)	(g)	(h)	(i)	(l)
Michael J. Dunn, Jr.	RUP (1)	1 Mar 14	22 Jan 14						17,009	$677,679
	Bonus (2)	29 Sep 13	13 Nov 13		$495,000	$594,000
	LTIP (3)	29 Sep 13	13 Nov 13	5,404			$304,242	$456,363
Michael A. Stivala	RUP (1)	15 Nov 13	13 Nov 13						5,302	$206,924
	RUP (1)	1 Apr 14	22 Jan 14						23,885	$828,342
	Bonus (2)	29 Sep 13	13 Nov 13		$332,500	$399,000
	LTIP (3)	29 Sep 13	13 Nov 13	2,620			$147,510	$221,265
Michael A. Kuglin	RUP (1)	15 Nov 13	13 Nov 13						4,242	$165,549
	RUP (1)	1 Apr 14	22 Jan 14						11,943	$414,187
	Bonus (2)	29 Sep 13	13 Nov 13		$170,750	$204,900
	LTIP (3)	29 Sep 13	13 Nov 13	1,703			$95,882	$143,823
Mark Wienberg	RUP (1)	15 Nov 13	13 Nov 13						5,302	$206,924
	RUP (1)	1 Apr 14	22 Jan 14						11,943	$414,187
	Bonus (2)	29 Sep 13	13 Nov 13		$242,000	$290,400
	LTIP (3)	29 Sep 13	13 Nov 13	2,445			$137,673	$206,510
Steven C. Boyd	RUP (1)	15 Nov 13	13 Nov 13						5,302	$206,924
	RUP (1)	1 Apr 14	22 Jan 14						11,943	$414,187
	Bonus (2)	29 Sep 13	13 Nov 13		$242,000	$290,400
	LTIP (3)	29 Sep 13	13 Nov 13	2,533			$142,597	$213,896
Douglas T. Brinkworth	RUP (1)	15 Nov 13	13 Nov 13						5,302	$206,924
	RUP (1)	1 Apr 14	22 Jan 14						11,943	$414,187
	Bonus (2)	29 Sep 13	13 Nov 13		$228,000	$273,600
	LTIP (3)	29 Sep 13	13 Nov 13	2,358			$132,759	$199,139

(1)	The quantities reported on these lines represent awards granted under the Restricted Unit Plans. RUP awards granted subsequent to fiscal 2013 vest as follows: one third of the award on the first anniversary of the grant date; one third of the award on the second anniversary of the grant date; and one third of the award on the third anniversary of the grant date, subject in each case to continued service through each such date. If a recipient has held an unvested award for at least six months; is 55 years or older; and has worked for the Partnership for at least ten years, an award held by such participant will vest six months following such participant’s retirement if the participant retires prior to the conclusion of the normal vesting schedule, unless the Committee exercises its authority to alter the applicability of the plan’s retirement provisions in regard to a particular award. On September 27, 2014, Mr. Dunn was the only named executive officer who held RUP awards and, at the same time, satisfied all three retirement eligibility criteria. A discussion of the general terms of the RUP, and the facts and circumstances considered by the Committee in authorizing the fiscal 2014 awards to the named executive officers, is included in the “Compensation Discussion and Analysis” under the subheading “Restricted Unit Plan.”
(2)	Amounts reported on these lines are the targeted and maximum annual cash bonus compensation potential for each named executive officer under the annual cash bonus plan as described in the “Compensation Discussion and Analysis” under the subheading “Annual Cash Bonus Plan.” Actual amounts earned by the named executive officers for fiscal 2014 were equal to 68% of the “Target” amounts reported on this line. Column (c) (“Threshold $”) was omitted because the annual cash bonus plan does not provide for a minimum cash payment. Because these plan awards were granted to, and 68% of the “Target” awards were earned by, our named executive officers during fiscal 2014, 68% of the “Target” amounts reported under column (d) have been reported in the Summary Compensation Table above.
(3)	The LTIP is a phantom unit plan. Payments, if earned, are based on a combination of (1) the fair market value of our Common Units at the end of a three-year measurement period, which, for purposes of the plan, is the average of the closing prices for the twenty business days preceding the conclusion of the three-year measurement period, and (2) cash equal to the distributions that would have inured to the same quantity of outstanding Common Units during the same three-year measurement period. The fiscal 2014 award “Target” and “Maximum” amounts are estimates based upon (1) the fair market value (the average of the closing prices of our Common Units for the twenty business days preceding September 28, 2013) of our Common Units at the beginning of fiscal 2014, and (2) the estimated distributions over the course of the award’s three-year measurement period. Column (f) (“Threshold”) was omitted because the LTIP does not provide for a minimum cash payment. The “Target” amount represents a hypothetical payment at 100% of target and the “Maximum” amount represents a hypothetical payment at 150% of target. Detailed descriptions of the plan and the calculation of awards are included in the “Compensation Discussion and Analysis” under the subheading “Long-Term Incentive Plan.”
(4)	This column is frequently used when non-equity incentive plan awards are denominated in units; however, in this case, the numbers reported represent the LTIP units each named executive officer was awarded under the LTIP during fiscal 2014.
(5)	The dollar amounts reported in this column represent the aggregate fair value of the RUP awards on the grant date, net of estimated future distributions during the vesting period. The fair value shown may not be indicative of the value realized in the future upon vesting due to the variability in the trading price of our Common Units.

Note: Columns (j) and (k) were omitted from the Grants of Plan Based Awards Table because we do not award options to our employees.

Outstanding Equity Awards at Fiscal Year End 2014 Table

The following table sets forth certain information concerning outstanding equity awards under our Restricted Unit Plan and LTIP unit awards under our LTIP for each named executive officer as of September 27, 2014:

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#) (7)	Market Value of Shares or Units of Stock That Have Not Vested ($) (8)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (9)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (10)
(a)	(g)	(h)	(i)	(j)
Michael J. Dunn, Jr. (1)	25,009	$1,107,774	11,963	$658,436
Michael A. Stivala (2)	50,627	$2,242,523	5,800	$319,229
Michael A. Kuglin (3)	30,879	$1,367,785	3,770	$207,499
Mark Wienberg (4)	38,685	$1,713,552	5,413	$297,929
Steven C. Boyd (5)	38,685	$1,713,552	5,607	$308,606
Douglas T. Brinkworth (6)	38,865	$1,713,552	5,220	$287,305

(1)	Mr. Dunn’s RUP awards will vest as follows:

Vesting Date	Mar 28 2015
Quantity of Units	25,009

(2)	Mr. Stivala’s RUP awards will vest as follows:

Vesting Date	Nov 15 2014	Apr 1 2015	Nov 15 2015	Apr 1 2016	Nov 15 2016	Apr 1 2017	Nov 15 2017
Quantity of Units	7,275	7,962	8,189	7,962	7,062	7,961	4,216

(3)	Mr. Kuglin’s RUP awards will vest as follows:

Vesting Date	Nov 15 2014	Apr 1 2014	Nov 15 2015	Apr 1 2016	Nov 15 2016	Apr 1 2017	Nov 15 2017
Quantity of Units	5,084	3,981	5,795	3,981	5,046	3,981	3,011

(4)	Mr. Wienberg’s RUP awards will vest as follows:

Vesting Date	Nov 15 2014	Apr 1 2015	Nov 15 2015	Apr 1 2016	Nov 15 2016	Apr 1 2017	Nov 15 2017
Quantity of Units	7,275	3,981	8,189	3,981	7,062	3,981	4,216

(5)	Mr. Boyd’s RUP awards will vest as follows:

Vesting Date	Nov 15 2014	Apr 1 2015	Nov 15 2015	Apr 1, 2016	Nov 15 2016	Apr 1 2017	Nov 15 2017
Quantity of Units	7,275	3,981	8,189	3,981	7,062	3,981	4,216

(6)	Mr. Brinkworth’s RUP awards will vest as follows:

Vesting Date	Nov 15 2014	Apr 1 2015	Nov 15 2015	Apr 1, 2016	Nov 15 2016	Apr 1 2017	Nov 15 2017
Quantity of Units	7,275	3,981	8,189	3,981	7,062	3,981	4,216

(7)	The figures reported in this column represent the total quantity of each of our named executive officer’s unvested RUP awards.
(8)	The figures reported in this column represent the figures reported in column (g) multiplied by the average of the highest and the lowest trading prices of our Common Units on September 26, 2014, the last trading day of fiscal 2014.
(9)	The amounts reported in this column represent the quantities of LTIP units that underlie the outstanding and unvested fiscal 2014 and fiscal 2013 awards under the LTIP. Payments, if earned, for the 2013 award, will be made to participants at the end of a three-year measurement period and will be based upon our total return to our Common Unitholders in comparison to the total return provided by a predetermined peer group of eleven other companies, all of which are publicly-traded partnerships, to their unitholders. Payments if earned, for the 2014 award, will be made to participants at the end of a three-year measurement period and will be based upon the Partnership’s distribution coverage ratio for the three-year measurement period. For more information on the LTIP, refer to the subheading “Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.”
(10)	The amounts reported in this column represent the estimated future target payouts of the fiscal 2014 and fiscal 2013 awards granted under the LTIP. These amounts were computed by multiplying the quantities of the unvested LTIP units in column (i) by the average of the closing prices of our Common Units for the twenty business days preceding September 27, 2014 (in accordance with the plan’s valuation methodology), and by adding to the product of that calculation the product of each year’s underlying LTIP units times the sum of the distributions that are estimated to inure to an outstanding Common Unit during each award’s three-year measurement period. Due to the variability in the trading prices of our Common Units, as well as our performance relative to the peer group, actual payments, if any, at the end of the three-year measurement period may differ. The following chart provides a breakdown of each year’s awards:

	Mr. Dunn	Mr. Stivala	Mr. Kuglin	Mr. Wienberg	Mr. Boyd	Mr. Brinkworth
Fiscal 2014 LTIP Units	5,404	2,620	1,703	2,445	2,533	2,358
Value of Fiscal 2014 LTIP Units	$240,756	$116,725	$75,871	$108,928	$112,849	$105,052
Estimated Distributions over Measurement Period	$56,742	$27,510	$17,882	$25,673	$26,597	$24,759
Fiscal 2013 LTIP Units	6,559	3,180	2,067	2,968	3,074	2,862
Value of Fiscal 2013 LTIP Units	$292,213	$141,674	$92,088	$132,229	$136,951	$127,506
Estimated Distributions over Measurement Period	$68,725	$33,320	$21,658	$31,099	$32,209	$29,988

Note: Columns (b), (c), (d), (e) and (f), all of which are for the reporting of option-related compensation, have been omitted from the “Outstanding Equity Awards At Fiscal Year End 2014 Table” because we do not grant options to our employees.

Equity Vested Table for Fiscal 2014

Awards under the Restricted Unit Plans are settled in Common Units upon vesting. Awards under the LTIP, a LTIP-equity plan, are settled in cash. The following two tables set forth certain information concerning the vesting of awards under our Restricted Unit Plans and the vesting of the fiscal 2012 award under our LTIP for each named executive officer during the fiscal year ended September 27, 2014:

Restricted Unit Plans	Unit Awards
Name	Number of Common Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Michael J. Dunn, Jr.	-0-	$-0-
Michael A. Stivala	5,044	$232,680
Michael A. Kuglin	4,728	$218,103
Mark Wienberg	4,242	$195,683
Steven C. Boyd	3,920	$180,830
Douglas T. Brinkworth	4,242	$195,683

(1)	The value realized is equal to the average of the high and low trading prices of our Common Units on the vesting date, multiplied by the number of units that vested.

Long-Term Incentive Plan—Fiscal 2012 (2) Award	Cash Awards
Name	Number of LTIP Units Acquired on Vesting (#) (3)	Value Realized on Vesting ($) (4)
Michael J. Dunn, Jr.	5,258	$0
Michael A. Stivala	2,435	$0
Michael A. Kuglin	1,547	$0
Mark Wienberg	2,214	$0
Steven C. Boyd	2,391	$0
Douglas T. Brinkworth	2,169	$0

(2)	The fiscal 2012 award’s three-year measurement period concluded on September 27, 2014.
(3)	In accordance with the formula described in the “Compensation Discussion and Analysis” under the subheading “Long-Term Incentive Plan,” these quantities were calculated at the beginning of the three-year measurement period and were, therefore, based upon each individual’s salary and target cash bonus at that time.
(4)	The value (i.e., cash payment) realized was calculated in accordance with the terms and conditions of the LTIP. For more information, refer to the subheading “Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.”

Pension Benefits Table for Fiscal 2014

The following table sets forth certain information concerning each plan that provides for payments or other benefits at, following, or in connection with retirement for each named executive officer as of the end of the fiscal year ended September 27, 2014:

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Michael J. Dunn, Jr.	Cash Balance Plan (1)	6	$256,392	$—
	LTIP (3)	N/A	$658,436	$—
	RUP (4)	N/A	$1,107,774	$—
Michael A. Stivala (2)	N/A	N/A	$—	$—
Michael A. Kuglin (2)	N/A	N/A	$—	$—
Mark Wienberg (2)	N/A	N/A	$—	$—
Steven Boyd	Cash Balance Plan (1)	15	$198,829	$—
Douglas T. Brinkworth	Cash Balance Plan (1)	6	$124,541	$—

(1)	For more information on the Cash Balance Plan, refer to the subheading “Pension Plan” in the “Compensation Discussion and Analysis.”
(2)	Because Mr. Stivala, Mr. Kuglin and Mr. Wienberg commenced employment with the Partnership after January 1, 2000, the date on which the Cash Balance Plan was closed to new participants, they do not participate in the Cash Balance Plan.
(3)	Currently, Mr. Dunn is the only named executive officer who meets the retirement criteria of the LTIP. For such participants, upon retirement, outstanding but unvested awards under the LTIP become fully vested. However, payouts on those awards are deferred until the conclusion of each outstanding award’s three-year measurement period, based on the outcome of the TRU relative to the peer group for the 2012 award and the outcome of the distributable cash flow measurement for the 2014 award. The number reported on this line represents a projected payout of Mr. Dunn’s outstanding fiscal 2014 and fiscal 2013 awards under the LTIP. Because the ultimate payout, if any, is predicated on the trading prices of the Partnership’s Common Units at the end of the three-year measurement period, the value reported may not be indicative of the value realized in the future upon vesting due to the variability in the trading price of our Common Units.
(4)	Currently, Mr. Dunn is the only named executive officer who meets the retirement criteria of the RUP. For more information on this and the retirement provisions, refer to the subheading “Restricted Unit Plans” in the “Compensation Discussion and Analysis.” For participants who meet the retirement criteria, upon retirement, outstanding RUP awards vest six months and one day after retirement.

Potential Payments Upon Termination

The following table sets forth certain information containing potential payments to the named executive officers in accordance with the provisions of Mr. Dunn’s letter agreement, the Severance Protection Plan, the RUP and the LTIP for the circumstances listed in the table assuming a September 27, 2014 termination date. For more information on Mr. Dunn’s letter agreement, refer to the subheading “Letter Agreement of Mr. Dunn” in the “Compensation

Discussion and Analysis.” As was indicated above in the “Compensation Discussion and Analysis,” concurrent with the beginning of fiscal 2015, Mr. Dunn’s retirement became effective; as such, in Mr. Dunn’s case, the numbers reported for him under the column heading “Involuntary Termination Without Cause by the Partnership or by the Executive for Good Reason without a Change of Control Event” reflect actual future payments that will be made to him in accordance with the letter agreement between him and the Partnership.

Executive Payments and Benefits Upon Termination	Death	Disability	Involuntary Termination Without Cause by the Partnership or by the Executive for Good Reason without a Change of Control Event	Involuntary Termination Without Cause by the Partnership or by the Executive for Good Reason with a Change of Control Event

Michael J. Dunn, Jr.
Cash Compensation (1) (2) (3) (4)	$-0-	$990,000	$990,000	$1,485,000
Accelerated Vesting of Fiscal 2014, 2013, and 2012 LTIP Awards (5)	N/A	N/A	N/A	1,103,213
Accelerated Vesting of Outstanding RUP Awards (6)	1,107,774	1,107,774	1,107,774	1,107,774
Medical Benefits (3)	N/A	N/A	N/A	N/A
Total	$1,107,774	$2,097,774	$2,097,774	$3,695,987

Michael A. Stivala
Cash Compensation (1) (2) (3) (4)	$-0-	$-0-	$425,000	$1,275,000
Accelerated Vesting of Fiscal 2014, 2013, and 2012 LTIP Awards (5)	N/A	N/A	N/A	527,025
Accelerated Vesting of Outstanding RUP Awards (6)	2,242,523	949,685	N/A	2,242,523
Medical Benefits (3)	N/A	N/A	18,853	N/A
Total	$2,242,523	$949,685	$443,853	$4,044,548

Michael A. Kuglin
Cash Compensation (1) (2) (3) (4)	$-0-	$-0-	$265,000	$675,750
Accelerated Vesting of Fiscal 2014, 2013, and 2012 LTIP Awards (5)	N/A	N/A	N/A	340,110
Accelerated Vesting of Outstanding RUP Awards (6)	1,367,785	650,871	N/A	1,367,785
Medical Benefits (3)	N/A	N/A	16,917	N/A
Total	$1,367,785	$650,871	$281,917	$2,383,645

Mark Wienberg
Cash Compensation (1) (2) (3) (4)	$-0-	$-0-	$325,000	$877,500
Accelerated Vesting of Fiscal 2014, 2013, and 2012 LTIP Awards (5)	N/A	N/A	N/A	487,838
Accelerated Vesting of Outstanding RUP Awards (6)	1,713,552	949,685	N/A	1,713,552
Medical Benefits (3)	N/A	N/A	19,008	N/A
Total	$1,713,552	$949,685	$344,008	$3,078,890

Steven C. Boyd
Cash Compensation (1) (2) (3) (4)	$-0-	$-0-	$315,000	$850,500
Accelerated Vesting of Fiscal 2014, 2013, and 2012 LTIP Awards (5)	N/A	N/A	N/A	512,031
Accelerated Vesting of Outstanding RUP Awards (6)	1,713,552	949,685	N/A	1,713,552
Medical Benefits (3)	N/A	N/A	18,654	N/A
Total	$1,713,552	$949,685	$333,654	$3,076,083

Douglas T. Brinkworth
Cash Compensation (1) (2) (3) (4)	$-0-	$-0-	$300,000	$810,000
Accelerated Vesting of Fiscal 2014, 2013, and 2012 LTIP Awards (5)	N/A	N/A	N/A	472,775
Accelerated Vesting of Outstanding RUP Awards (6)	1,713,552	949,685	N/A	1,713,552
Medical Benefits (3)	N/A	N/A	18,706	N/A
Total	$1,713,552	$949,685	$318,706	$2,996,327

(1)	In the event of death, the named executive officer’s estate is entitled to a payment equal to the decedent’s earned but unpaid salary and pro-rata cash bonus.

(2)	In the event of disability, the named executive officer is entitled to a payment equal to his earned but unpaid salary and pro-rata cash bonus. Because the terms of our letter agreement with Mr. Dunn became effective on September 29, 2012, for purposes of this table it has been assumed that if Mr. Dunn became disabled on September 27, 2014, the provisions of our letter agreement would govern. For more information on Mr. Dunn’s letter agreement, refer to the subheading “Letter Agreement of Mr. Dunn” in the “Compensation Discussion and Analysis.”

(3)	Any severance benefits, unrelated to a change of control event, payable to these officers would be determined by the Committee on a case-by-case basis in accordance with prior treatment of other similarly situated executives and may, as a result, differ from this hypothetical presentation. For purposes of this table, we have assumed that each of these named executive officers would, upon termination of employment without cause or for resignation for good reason, receive accrued salary and benefits through the date of termination plus one times annual salary and continued participation, at active employee rates, in our health insurance plans for one year. The terms of our letter agreement with Mr. Dunn became effective on September 29, 2012; therefore, Mr. Dunn’s severance benefits for a termination of employment without cause or resignation for good reason have been calculated in accordance with this agreement. For more information on Mr. Dunn’s letter agreement, refer to the subheading “Letter Agreement of Mr. Dunn” in the “Compensation Discussion and Analysis.”

(4)	In the event of a change of control followed by a termination without cause or by a resignation with good reason, each of the named executive officers will receive 78 weeks of base pay plus a sum equal to their annual target cash bonus divided by 52 and multiplied by 78 in accordance with the terms of the Severance Protection Plan. For more information on the Severance Protection Plan, refer to the subheading “Change of Control” in the “Compensation Discussion and Analysis.”

(5)	In the event of a change of control, all awards under the LTIP will vest immediately regardless of whether termination immediately follows. If a change of control event occurs, the pre-fiscal 2014 award payments will be equal to 125% of the cash value of a participant’s unvested LTIP units plus a sum equal to 125% of a participant’s unvested LTIP units multiplied by an amount equal to the cumulative, per-Common Unit distribution from the beginning of an unvested award’s three-year measurement period through the date on which the change of control occurred. The post-fiscal 2013 award payments will be equal to 150% of the cash value of a participant’s unvested LTIP units plus a sum equal to 150% of a participant’s unvested LTIP units multiplied by an amount equal to the cumulative, per-Common Unit distribution from the beginning of an unvested award’s three-year measurement period through the date on which the change of control occurred If a change of control event occurred on September 27, 2014, the fiscal 2014, fiscal 2013, and fiscal 2012 awards would have been subject to this treatment. For more information, refer to the subheading “Long-Term Incentive Plan” in the “Compensation Discussion and Analysis.”

In the event of death, the inability to continue employment due to permanent disability, or a termination without cause or a good reason resignation unconnected to a change of control event, awards will vest in accordance with the normal vesting schedule and will be subject to the same requirements as awards held by individuals still employed by us and will be subject to the same risks as awards held by all other participants.

(6)	Effective November 13, 2012, the Committee amended the RUP document to provide for the vesting of unvested awards held by a participant at the time of his or her death. If a recipient of a RUP award becomes permanently disabled, only those awards that have been held for at least one year on the date that the employee’s employment is terminated as a result of his or her permanent disability will immediately vest; all awards held by the recipient for less than one year will be forfeited by the recipient. If any or all of the five named executive officers had become permanently disabled on September 28, 2013, the following quantities of unvested restricted units would have vested: Dunn, 25,009; Stivala, 21,440; Kuglin, 14,694; Wienberg, 21,440; Boyd, 21,440; and Brinkworth, 21,440. The following quantities would have been forfeited: Stivala, 29,187; Kuglin, 16,185; Wienberg, 17,245; Boyd, 17,245; and Brinkworth, 17,245. Because all of Mr. Dunn’s unvested awards are subject to the plan’s retirement provisions, if Mr. Dunn became permanently disabled on the last day of the fiscal year, none of his unvested awards would have been forfeited.

All of Mr. Dunn’s unvested awards are subject to the plan’s retirement provisions.

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

SUPERVISORS’ COMPENSATION

The following table sets forth the compensation of the non-employee members of the Board of Supervisors of the Partnership during fiscal 2014.

Supervisor	Fees Earned or Paid in Cash ($) (1)	Unit Awards ($) (2)	Total ($)
Harold R. Logan, Jr.	$115,000	N/A	$115,000
Lawrence C. Caldwell	$85,000	N/A	$85,000
Matthew J. Chanin	$85,000	N/A	$85,000
John D. Collins	$85,000	N/A	$85,000
Dudley C. Mecum	$85,000	N/A	$85,000
John Hoyt Stookey	$85,000	N/A	$85,000
Jane Swift	$85,000	N/A	$85,000

(1)	This includes amounts earned for fiscal 2014, including quarterly retainer installments for the fourth quarter of 2014 that were paid in November 2014. It does not include amounts paid in fiscal 2014 for fiscal 2013 quarterly retainer installments.
(2)	During fiscal 2014, the Compensation Committee did not make any additional grants of unvested restricted units to the members of our Board of Supervisors. As of September 27, 2014, Messrs. Logan, Collins, Mecum, Stookey, and Ms. Swift each held awards of 7,800 unvested restricted units and Messrs. Caldwell and Chanin each held awards of 6,023 unvested restricted units.

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

Fees and Benefit Plans for Non-Employee Supervisors

Annual Cash Retainer Fees. As the Chairman of the Board of Supervisors, Mr. Logan received an annual retainer of $115,000 in fiscal 2014, payable in quarterly installments of $28,750 each. Each of the other non-employee Supervisors received an annual cash retainer of $85,000 in fiscal 2014, payable in quarterly installments of $21,250 each.

Meeting Fees. The members of our Board of Supervisors receive no additional remuneration for attendance at regularly scheduled meetings of the Board or its Committees, other than reimbursement of reasonable expenses incurred in connection with such attendance.

Restricted Unit Plans. Each non-employee Supervisor participates in the Restricted Unit Plans. All awards vest in accordance with the provisions of the plan document (see “Compensation Discussion and Analysis” section titled “Restricted Unit Plans” for a description of the vesting schedule). Upon vesting, all awards are settled by issuing Common Units. As of September 27, 2014 Messrs. Logan, Collins, Mecum, Stookey, and Ms. Swift each held awards of 7,800 unvested restricted units and Messrs. Caldwell and Chanin each held awards of 6,023 unvested restricted units. At its November 11, 2014 meeting, the Compensation Committee established a policy of granting a retiring Supervisor an award of 1,000 restricted units, in recognition of his or her services to the Partnership. Pursuant to this policy, the Compensation Committee granted Mr. Mecum, who has informed the Board that he does not intend to run for re-election at the next Tri-Annual Meeting of the Partnership’s Unitholders (currently scheduled for Spring 2015), an award of 1,000 unvested restricted units.

Additional Supervisor Compensation. Non-employee Supervisors receive no other forms of remuneration from us. The only perquisite provided to the members of the Board of Supervisors is the ability to purchase propane at the same discounted rate that we offer propane to our employees, the value of which was less than $10,000 in fiscal 2014 for each Supervisor.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth certain information as of November 24, 2014 regarding the beneficial ownership of Common Units by (a) each person or group known to the Partnership, based upon its review of filings under Section 13(d) or (g) under the Securities Act, to own more than 5% of the outstanding Common Units; (b) each member of the Board of Supervisors; (c) each executive officer named in the Summary Compensation Table in Item 11 of this Annual Report; and (d) all members of the Board of Supervisors and executive officers as a group. Except as set forth in the notes to the table, each individual or entity has sole voting and investment power over the Common Units reported.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Neuberger Berman Group LLC (a)	7,080,982	11.7%
Michael J. Dunn, Jr. (b)	113,888	*
Michael A. Stivala (c)	22,319	*
Michael A. Kuglin (d)	5,084	*
Mark Wienberg (e)	8,275	*
Steven C. Boyd (f)	26,001	*
Douglas T. Brinkworth (g)	24,093	*
John Hoyt Stookey (h)	9,366	*
Harold R. Logan, Jr.(h)	10,240	*
Jane Swift (h)	-0-	*
John D. Collins (h)	17,246	*
Dudley C. Mecum (i)	18,934	*
Lawrence C. Caldwell (j)	15,963	*
Matthew J. Chanin (k)	5,000	*

All Members of the Board of Supervisors and Executive Officers, as a Group (19 persons) (l)	343,032	*

(1)	With the exception of the 7,080,982 units held by Neuberger Berman Group LLC (of which the Partnership has no knowledge, see note (a) below), the 784 units held by the General Partner (see note (c) below) and the 10,092 units held by charitable organizations over which Mr. Caldwell has shared investment and voting power (see note (i) below), there is a possibility that any of the above listed units could be pledged as security.

(2)	Based upon 60,457,780 Common Units outstanding on November 24, 2014.

*	Less than 1%.

(a)	Based upon a Schedule 13G/A dated February 12, 2014 filed by Neuberger Berman Group LLC and Neuberger Berman LLC, which indicates that as of December 31, 2013 they had the shared power to vote or direct the vote of 6,774,935 Common Units and the shared power to dispose or direct the disposition of 7,080,982 Common Units. The Schedule 13G indicates that Neuberger Berman Group LLC may be deemed to be a beneficial owner of these Common Units for purposes of Rule 13d-3 because certain affiliates have shared power to retain or dispose of Common Units belonging to many unrelated clients. We make no representation as to the accuracy or completeness of the information reported. The address of Neuberger Berman Group LLC is 605 Third Avenue, New York NY 10158.

(b)	Excludes 25,009 unvested restricted units, none of which will vest in the 60-day period following November 24, 2014.
(c)	Includes 784 Common Units held by the General Partner, of which Mr. Stivala is the sole member. Excludes 43,352 unvested restricted units, none of which will vest in the 60-day period following November 24, 2014.
(d)	Excludes 25,795 unvested restricted units, none of which will vest in the 60-day period following November 24, 2014.
(e)	Excludes 31,410 unvested restricted units, none of which will vest in the 60-day period following November 24, 2014.
(f)	Excludes 31,410 unvested restricted units, none of which will vest in the 60-day period following November 24, 2014.
(g)	Excludes 31,410 unvested restricted units, none of which will vest in the 60-day period following November 24, 2014.
(h)	Excludes 7,800 unvested restricted units, none of which will vest in the 60-day period following November 24, 2014.
(i)	Excludes 8,800 unvested restricted units, none of which will vest in the 60-day period following November 24, 2014.
(j)	Includes 10,092 Common Units held by charitable organizations over which Mr. Caldwell has shared investment and voting power. Excludes 6,023 unvested restricted units, none of which will vest in the 60-day period following November 24, 2014.
(k)	Excludes 6,023 unvested restricted units, none of which will vest in the 60-day period following November 24, 2014.
(l)	Inclusive of the unvested restricted units referred to in footnotes (b), (c), (d), (e), (f), (g), (h), (i), (j) and (k) above, the reported number of units excludes 361,882 unvested restricted units, none of which will vest in the 60-day period following November 24, 2014.

Securities Authorized for Issuance Under the Restricted Unit Plans

The following table sets forth certain information, as of September 27, 2014, with respect to the Partnership’s Restricted Unit Plans, under which restricted units of the Partnership, as described in the Notes to the Consolidated Financial Statements included in this Annual Report, are authorized for issuance.

Plan Category	Number of Common Units to be issued upon vesting of restricted units (a)		Weighted- average grant date fair value per restricted unit (b)	Number of restricted units remaining available for future issuance under the Restricted Unit Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	694,927	(2)	$32.07	417,758
Equity compensation plans not approved by security holders	—		—	—

Total	694,927		$32.07	417,758

(1)	Relates to the Restricted Unit Plans.
(2)	Represents number of restricted units that, as of September 27, 2014, had been granted under the Restricted Unit Plans but had not yet vested.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The following table sets forth the aggregate fees for services related to fiscal years 2014 and 2013 provided by PricewaterhouseCoopers LLP, our independent registered public accounting firm.

	Fiscal 2014	Fiscal 2013
Audit Fees (a)	$2,440,000	$2,378,400
Tax Fees (b)	1,064,200	1,399,000
All Other Fees (c)	1,800	1,800

	$3,506,000	$3,779,200

(a)	Audit Fees consist of professional services rendered for the integrated audit of our annual consolidated financial statements and our internal control over financial reporting, including reviews of our quarterly financial statements, as well as the issuance of consents in connection with other filings made with the SEC.
(b)	Tax Fees consist of fees for professional services related to tax reporting, tax compliance and transaction services assistance.
(c)	All Other Fees represent fees for the purchase of a license to an accounting research software tool.

The Audit Committee of the Board of Supervisors has adopted a formal policy concerning the approval of audit and non-audit services to be provided by the independent registered public accounting firm, PricewaterhouseCoopers LLP. The policy requires that all services PricewaterhouseCoopers LLP may provide to us, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by PricewaterhouseCoopers LLP during fiscal 2014 and fiscal 2013.

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

SUBURBAN PROPANE PARTNERS, L.P.

Date:	November 26, 2014	By:	/s/ MICHAEL A. STIVALA
Michael A. Stivala
President, Chief Executive Officer and Supervisor

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ MICHAEL A. STIVALA	President, Chief Executive Officer and Supervisor	November 26, 2014
(Michael A. Stivala)

By:	/s/ HAROLD R. LOGAN, JR.	Chairman and Supervisor	November 26, 2014
(Harold R. Logan, Jr.)

By:	/s/ JOHN HOYT STOOKEY	Supervisor	November 26, 2014
(John Hoyt Stookey)

By:	/s/ DUDLEY C. MECUM	Supervisor	November 26, 2014
(Dudley C. Mecum)

By:	/s/ JOHN D. COLLINS	Supervisor	November 26, 2014
(John D. Collins)

By:	/s/ JANE SWIFT	Supervisor	November 26, 2014
(Jane Swift)

By:	/s/ LAWRENCE C. CALDWELL	Supervisor	November 26, 2014
(Lawrence C. Caldwell)

By	/s/ MATTHEW J. CHANIN	Supervisor	November 26, 2014
(Matthew J. Chanin)

By:	/s/ MICHAEL A. KUGLIN	Chief Financial Officer and Chief Accounting Officer	November 26, 2014
(Michael A. Kuglin)

By:	/s/ DANIEL S. BLOOMSTEIN	Controller	November 26, 2014
(Daniel S. Bloomstein)

INDEX TO EXHIBITS

The exhibits listed on this Exhibit Index are filed as part of this Annual Report. Exhibits required to be filed by Item 601 of Regulation S-K, which are not listed below, are not applicable.

Exhibit Number	Description

2.1	Contribution Agreement dated as of April 25, 2012, as amended as of June 15, 2012, July 6, 2012 and July 19, 2012, among Inergy, L.P., Inergy GP, LLC, Inergy Sales and Service, Inc. and Suburban Propane Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Partnership’s Current Reports on Form 8-K filed April 26, 2012, June 15, 2012, July 6, 2012 and July 19, 2012, respectively).

3.1	Third Amended and Restated Agreement of Limited Partnership of the Partnership dated as of October 19, 2006, as amended as of July 31, 2007. (Incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed August 2, 2007).

3.2	Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated as of October 19, 2006, as amended as of June 24, 2009. (Incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed June 30, 2009).

3.3	Amended and Restated Certificate of Limited Partnership of the Partnership dated May 26, 1999 (Incorporated by reference to Exhibit 3.2 to the Partnership’s Quarterly Report on Form 10-Q filed August 6, 2009).

3.4	Amended and Restated Certificate of Limited Partnership of the Operating Partnership dated May 26, 1999 (Incorporated by reference to Exhibit 3.3 to the Partnership’s Quarterly Report on Form 10-Q filed August 6, 2009).

4.1	Description of Common Units of the Partnership. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed October 19, 2006).

4.2	Indenture, dated as of March 23, 2010, related to the 7.375% Senior Notes due 2020, by and among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee, including the form of 7.375% Senior Notes due 2020. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed March 23, 2010).

4.3	First Supplemental Indenture, dated as of March 23, 2010, related to the 7.375% Senior Notes due 2020, by and among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.2 to the Partnership’s Current Report on Form 8-K filed March 23, 2010).

4.4	Indenture, dated as of August 1, 2012, related to the 7.5% Senior Notes due 2018 and the 7.375% Senior Notes due 2021, by and among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee, including the form of 7.5% Senior Notes due 2018 and the form of 7.375% Senior Notes due 2021. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed August 2, 2012).

4.5	First Supplemental Indenture, dated as of May 23, 2014, related to the 7.5% Senior Notes due 2018 and the 7.375% Senior Notes due 2021, by and among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed May 27, 2014).

4.6	Indenture, dated as of May 27, 2014, relating to the 5.50 % Senior Notes due 2024, among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee, including the form of 5.50 % Senior Notes due 2024. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed May 28, 2014).

4.7	First Supplemental Indenture, dated as of May 27, 2014, relating to the 5.50 % Senior Notes due 2024, among Suburban Propane Partners, L.P., Suburban Energy Finance Corp. and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed May 28, 2014).

4.8	Support Agreement, dated as of August 1, 2012, among Inergy, L.P., the Partnership and Suburban Energy Finance Corp. (Incorporated by reference to Exhibit 4.3 to the Partnership’s Registration Statement on Form S-4 dated September 19, 2012).

10.1	Agreement between Michael J. Dunn, Jr. and the Partnership, effective as of September 27, 2009. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed November 10, 2009).

10.2	Suburban Propane Partners, L.P. 2000 Restricted Unit Plan, as amended and restated effective October 17, 2006 and as further amended on July 31, 2007, October 31, 2007, January 24, 2008, January 20, 2009, November 10, 2009 and November 13, 2012. (Incorporated by reference to Exhibit 99.1 to the Partnership’s Current Report on Form 8-K filed November 14, 2012).

10.3	Suburban Propane Partners, L.P. 2009 Restricted Unit Plan, effective August 1, 2009, as amended on November 13, 2012 and August 6, 2013. (Incorporated by reference to Exhibit 99.2 to the Partnership’s Current Report on Form 8-K filed August 7, 2013).

10.4	Suburban Propane, L.P. Severance Protection Plan, as amended on January 24, 2008, January 20, 2009 and November 10, 2009. (Incorporated by reference to Exhibit 10.8 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 26, 2009).

10.5	Suburban Propane L.P. 2003 Long Term Incentive Plan, as amended on October 17, 2006 and as further amended on July 31, 2007, October 31, 2007, January 24, 2008 and January 20, 2009. (Incorporated by reference to Exhibit 10.3 to the Partnership’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008).

10.6	Suburban Propane, L.P. 2013 Long Term Incentive Plan. (Incorporated by reference to Exhibit 99.1 to the Partnership’s Current Report on Form 8-K filed November 10, 2011).

10.7	Suburban Propane, L.P. 2014 Long Term Incentive Plan. (Incorporated by reference to Exhibit 99.1 to the Partnership’s Current Report on Form 8-K filed August 7, 2013).

10.8	Amended and Restated Retirement Savings and Investment Plan of Suburban Propane effective as of January 1, 1998). (Incorporated by reference to Exhibit 10.24 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001).

10.9	Amendment No. 1 to the Retirement Savings and Investment Plan of Suburban Propane (effective January 1, 2002). (Incorporated by reference to Exhibit 10.25 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002).

10.10	Amended and Restated Credit Agreement, among the Operating Partnership, the Partnership and Bank of America, N.A., as Administrative Agent and the Lenders party thereto, dated January 5, 2012. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on January 6, 2012).

10.11	First Amendment to the Amended and Restated Credit Agreement, among the Operating Partnership, the Partnership and Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, dated August 1, 2012. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on August 2, 2012).

10.12	Second Amendment to the Amended and Restated Credit Agreement, among the Operating Partnership, the Partnership and Bank of America, N.A., as Administrative Agent, and the Lenders party thereto, dated May 9, 2014. (Incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on May 12, 2014).

10.13	Propane Storage Agreement, dated September 17, 2007, between Suburban Propane, L.P. and Plains LPG Services, L.P. (Incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed September 20, 2007).

21.1	Subsidiaries of Suburban Propane Partners, L.P. (Filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP. (Filed herewith).

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

99.1	Equity Holding Policy for Supervisors and Executives of Suburban Propane Partners, L.P. (Incorporated by reference to Exhibit 99.1 to the Partnership’s Current Report on Form 8-K dated May 10, 2010).

99.2	Five-Year Performance Graph (Filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

INDEX TO FINANCIAL STATEMENTS

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Supervisors and Unitholders of

Suburban Propane Partners, L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners’ capital, comprehensive income and cash flows present fairly, in all material respects, the financial position of Suburban Propane Partners, L.P and its subsidiaries at September 27, 2014 and September 28, 2013, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 27, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of September 27, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Florham Park, New Jersey

November 26, 2014

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 27, 2014	September 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$92,639	$107,232
Accounts receivable, less allowance for doubtful accounts of $11,122 and $6,786, respectively	96,915	94,854
Inventories	90,965	77,623
Other current assets	14,346	13,613

Total current assets	294,865	293,322
Property, plant and equipment, net	826,826	888,232
Goodwill	1,087,429	1,087,429
Other intangible assets, net	359,293	416,771
Other assets	40,950	42,233

Total assets	$2,609,363	$2,727,987

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$49,253	$52,766
Accrued employment and benefit costs	24,033	23,559
Accrued insurance	10,040	6,650
Customer deposits and advances	107,386	107,562
Accrued interest	16,313	24,357
Other current liabilities	15,241	19,000

Total current liabilities	222,266	233,894
Long-term borrowings	1,242,685	1,245,237
Accrued insurance	52,410	51,502
Other liabilities	70,549	68,228

Total liabilities	1,587,910	1,598,861

Commitments and contingencies
Partners’ capital:
Common Unitholders (60,317 and 60,231 units issued and outstanding at September 27, 2014 and September 28, 2013, respectively)	1,067,358	1,176,479
Accumulated other comprehensive loss	(45,905)	(47,353)

Total partners’ capital	1,021,453	1,129,126

Total liabilities and partners’ capital	$2,609,363	$2,727,987

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012
Revenues
Propane	$1,606,840	$1,357,102	$843,648
Fuel oil and refined fuels	194,684	208,957	114,288
Natural gas and electricity	87,093	79,432	67,419
All other	49,640	58,115	38,103

	1,938,257	1,703,606	1,063,458
Costs and expenses
Cost of products sold	1,080,750	861,905	599,059
Operating	466,389	469,496	298,772
General and administrative	64,593	64,845	59,020
Acquisition-related costs	—	—	17,916
Depreciation and amortization	136,399	130,384	47,034

	1,748,131	1,526,630	1,021,801

Operating income	190,126	176,976	41,657
Loss on debt extinguishment	(11,589)	(2,144)	(2,249)
Interest expense	(83,261)	(95,427)	(38,633)

Income before provision for income taxes	95,276	79,405	775
Provision for income taxes	767	607	137

Net income	$94,509	$78,798	$638

Income per Common Unit - basic	$1.56	$1.35	$0.02

Weighted average number of Common Units outstanding - basic	60,481	58,378	38,848

Income per Common Unit - diluted	$1.56	$1.34	$0.02

Weighted average number of Common Units outstanding - diluted	60,751	58,600	38,990

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012
Net income	$94,509	$78,798	$638
Other comprehensive income:
Net unrealized (losses) gains on cash flow hedges	(518)	584	(3,561)
Reclassification of realized losses on cash flow hedges into earnings	1,406	2,465	2,680
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans	560	10,705	(310)

Other comprehensive income (loss)	1,448	13,754	(1,191)

Total comprehensive income (loss)	$95,957	$92,552	$(553)

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net income	$94,509	$78,798	$638
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	136,399	130,384	47,034
Loss on debt extinguishment	11,589	2,144	2,249
Other, net	5,664	(2,796)	6,424
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(2,061)	(5,910)	13,762
(Increase) decrease in inventories	(13,342)	10,553	8,189
Increase (decrease) in accounts payable	(3,513)	(375)	15,669
Increase (decrease) in accrued employment and benefit costs	474	7,045	(8,586)
Increase (decrease) in accrued insurance	4,298	3,601	(4,451)
Increase (decrease) in customer deposits and advances	(176)	(16,735)	18,352
(Increase) decrease in other current and noncurrent assets	266	5,436	(754)
Increase (decrease) in other current and noncurrent liabilities	(8,556)	2,161	12,447

Net cash provided by operating activities	225,551	214,306	110,973

Cash flows from investing activities:
Capital expenditures	(30,052)	(27,823)	(17,476)
Acquisitions of businesses, net of cash acquired	—	—	(223,731)
Proceeds from sale of property, plant and equipment	13,520	7,310	1,449
Adjustment to purchase price for Inergy Propane	—	5,850	—

Net cash (used in) investing activities	(16,532)	(14,663)	(239,758)

Cash flows from financing activities:
Proceeds from long-term borrowings	525,000	—	100,000
Repayments of long-term borrowings (includes premium and fees)	(528,077)	(168,915)	(100,000)
Proceeds from borrowings under revolving credit facility	61,700	—	—
Repayment of borrowings under revolving credit facility	(61,700)	—	—
Proceeds from short-term borrowings	—	—	225,000
Repayments of short-term borrowings	—	—	(225,000)
Debt issuance costs	(9,515)	—	(25,199)
Net proceeds from issuance of Common Units	—	143,444	259,842
Partnership distributions	(211,020)	(201,257)	(121,094)

Net cash (used in) provided by financing activities	(223,612)	(226,728)	113,549

Net (decrease) in cash and cash equivalents	(14,593)	(27,085)	(15,236)
Cash and cash equivalents at beginning of year	107,232	134,317	149,553

Cash and cash equivalents at end of year	$92,639	$107,232	$134,317

Supplemental disclosure of cash flow information:
Cash paid for interest	$91,836	$86,583	$38,294
Supplemental disclosure of non-cash investing and financing activities for the Inergy Propane Acquisition (see Note 3):
Issuance of long-term debt	$—	$—	$1,075,043
Issuance of equity	$—	$—	$590,027

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

	Number of Common Units	Common Unitholders	Accumulated Other Compre- hensive (Loss) Income	Total Partners’ Capital
Balance at September 24, 2011	35,429	$418,134	$(59,916)	$358,218
Net income		638		638
Net unrealized losses on cash flow hedges			(3,561)	(3,561)
Reclassification of realized losses on cash flow hedges into earnings			2,680	2,680
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans			(310)	(310)
Partnership distributions		(121,094)		(121,094)
Issuance of Common Units for business acquisition	14,200	590,027		590,027
Sale of Common Units under public offering, net of offering expenses	7,245	259,842		259,842
Common Units issued under Restricted Unit Plans	139
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		4,059		4,059

Balance at September 29, 2012	57,013	$1,151,606	$(61,107)	$1,090,499

Net income		78,798		78,798
Net unrealized gains on cash flow hedges			584	584
Reclassification of realized losses on cash flow hedges into earnings			2,465	2,465
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans			10,705	10,705
Partnership distributions		(201,257)		(201,257)
Sale of Common Units under public offering, net of offering expenses	3,105	143,444		143,444
Common Units issued under Restricted Unit Plans	113
Compensation cost recognized under
Restricted Unit Plans, net of forfeitures		3,888		3,888

Balance at September 28, 2013	60,231	$1,176,479	$(47,353)	$1,129,126

Net income		94,509		94,509
Net unrealized losses on cash flow hedges			(518)	(518)
Reclassification of realized losses on cash flow hedges into earnings			1,406	1,406
Amortization of net actuarial losses and prior service credits into earnings and net change in funded status of benefit plans			560	560
Partnership distributions		(211,020)		(211,020)
Common Units issued under Restricted Unit Plans	86
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		7,390		7,390

Balance at September 27, 2014	60,317	$1,067,358	$(45,905)	$1,021,453

The accompanying notes are an integral part of these consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

1. Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 60,316,746 Common Units outstanding at September 27, 2014. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”), as amended. Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The Partnership serves approximately 1.2 million residential, commercial, industrial and agricultural customers from approximately 710 locations in 41 states. The Partnership’s operations are principally concentrated in the east and west coast regions, including Alaska. No single customer accounted for 10% or more of the Partnership’s revenues during fiscal 2014, 2013 or 2012.

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

Fiscal Period. The Partnership uses a 52/53 week fiscal year which ends on the last Saturday in September. The Partnership’s fiscal quarters are generally 13 weeks in duration. When the Partnership’s fiscal year is 53 weeks long, the corresponding fourth quarter is 14 weeks in duration. Fiscal 2014 and fiscal 2013 included 52 weeks of operations and fiscal 2012 included 53 weeks of operations.

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

The weighted average estimated useful life of the Partnership’s storage facilities and tanks and cylinders is approximately 21 years and 28 years, respectively.

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

Other Intangible Assets. Other intangible assets consist of customer relationships, tradenames, non-compete agreements and leasehold interests. Customer relationships and tradenames are amortized under the straight-line method over the estimated period for which the assets are expected to contribute to the future cash flows of the reporting entities to which they relate, ending periodically between fiscal years 2016 and 2021. Non-compete agreements are amortized under the straight-line method over the periods of the related agreements. Leasehold interests are amortized under the straight-line method over the shorter of the lease term or the useful life of the related assets, through fiscal 2025.

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

Net Income Per Unit. Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units, and vested (and unissued) restricted units granted under the Partnership’s Restricted Unit Plans, as defined below, to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unissued restricted units granted under the Restricted Unit Plans. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 269,867, 222,419 and 141,570 units for fiscal 2014, 2013 and 2012, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

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

During the third quarter of fiscal 2013, the Partnership finalized the third party valuations of the Acquisition Date fair value of certain assets acquired in the Inergy Propane Acquisition, principally property, plant and equipment, and intangible assets. The consolidated balance sheets since September 29, 2012 reflect the final allocation of the purchase price to the assets acquired and liabilities assumed in this business combination.

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

The following presents unaudited pro forma combined financial information as if the Inergy Propane Acquisition had occurred on September 25, 2011, the first day of the Partnership’s 2012 fiscal year, as adjusted for the final purchase price allocation. The unaudited pro forma combined financial information was prepared under the assumption that the net proceeds from the issuance of the 6,300,000 Common Units on August 14, 2012 were used to fund the portion of the Inergy Propane Acquisition that was originally financed through the 364-Day Facility (which was repaid two weeks after the Acquisition Date). As a result, the Common Units were assumed to have been issued on September 30, 2011, and, in turn, the pro forma results for the fiscal year ended September 29, 2012 do not include any interest costs associated with the 364-Day Facility.

Year Ended September 29, 2012
Revenues	$1,842,698
Net income	$12,824
Income per common unit
Basic	$0.23
Diluted	$0.23

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

The following summarizes the quarterly distributions per Common Unit declared and paid in respect of each of the quarters in the three fiscal years in the period ended September 27, 2014:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
First Quarter	$0.8750	$0.8750	$0.8525
Second Quarter	0.8750	0.8750	0.8525
Third Quarter	0.8750	0.8750	0.8525
Fourth Quarter	0.8750	0.8750	0.8525

5. Selected Balance Sheet Information

Inventories consist of the following:

	As of
	September 27, 2014	September 28, 2013
Propane, fuel oil and refined fuels and natural gas	$89,470	$75,885
Appliances	1,495	1,738

	$90,965	$77,623

The Partnership enters into contracts for the supply of propane, fuel oil and natural gas. Such contracts generally have a term of one year subject to annual renewal, with purchase quantities specified at the time of order and costs based on market prices at the date of delivery.

Property, plant and equipment consist of the following:

	As of
	September 27, 2014	September 28, 2013
Land and improvements	$201,353	$207,516
Buildings and improvements	103,751	104,137
Transportation equipment	64,254	71,815
Storage facilities	110,586	113,571
Equipment, primarily tanks and cylinders	823,478	830,282
Computer systems	49,904	49,049
Construction in progress	3,420	4,472

	1,356,746	1,380,842
Less: accumulated depreciation	(529,920)	(492,610)

	$826,826	$888,232

Depreciation expense for fiscal 2014, 2013 and 2012 amounted to $78,921, $72,353 and $35,032, respectively.

6. Goodwill and Other Intangible Assets

The Partnership’s fiscal 2014 and fiscal 2013 annual goodwill impairment review resulted in no adjustments to the carrying amount of goodwill.

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

	Propane	Fuel oil and refined fuels	Natural gas and electricity	Total
Balance as of September 27, 2014 and September 28, 2013
Goodwill	$1,075,091	$10,900	$7,900	$1,093,891
Accumulated adjustments	—	(6,462)	—	(6,462)

	$1,075,091	$4,438	$7,900	$1,087,429

Other intangible assets consist of the following:

	As of
	September 27, 2014	September 28, 2013
Customer relationships	$466,959	$466,959
Non-compete agreements	26,815	26,815
Tradenames	3,482	3,482
Other	1,967	1,967

	499,223	499,223

Less: accumulated amortization
Customer relationships	(122,411)	(71,382)
Non-compete agreements	(13,962)	(8,138)
Tradenames	(2,573)	(2,040)
Other	(984)	(892)

	(139,930)	(82,452)

	$359,293	$416,771

Aggregate amortization expense related to other intangible assets for fiscal 2014, 2013 and 2012 was $57,478, $58,031 and $12,002, respectively. Aggregate amortization expense for each of the five succeeding fiscal years related to other intangible assets held as of September 27, 2014 is as follows: 2015 - $56,767; 2016 - $53,971; 2017 - $52,686; 2018 - $52,326; and 2019 - $51,303.

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

The income tax provision of all the legal entities included in the Partnership’s consolidated statement of operations, which is composed primarily of state income taxes in the few states that impose taxes on partnerships and minimum state income taxes on the Corporate Entities, consists of the following:

	Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012
Current
Federal	$10	$26	$18
State and local	757	581	119

	767	607	137
Deferred	—	—	—

	$767	$607	$137

The provision for income taxes differs from income taxes computed at the United States federal statutory rate as a result of the following:

	Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012
Income tax provision at federal statutory tax rate	$33,346	$27,792	$271
Impact of Partnership income not subject to federal income taxes	(38,919)	(35,187)	(4,564)
Permanent differences	86	71	244
Transfer of assets to Corporate Entities	—	—	8,181
Change in valuation allowance	5,458	9,771	(3,567)
State income taxes	(60)	(1,135)	339
Other	856	(705)	(767)

Provision for income taxes—current	$767	$607	$137

The components of net deferred taxes and the related valuation allowance using currently enacted tax rates are as follows:

	As of
	September 27, 2014	September 28, 2013
Deferred tax assets:
Net operating loss carryforwards	$51,321	$46,356
Allowance for doubtful accounts	1,371	878
Inventory	433	525
Intangible assets	122	577
Deferred revenue	1,524	2,188
Derivative instruments	71	109
AMT credit carryforward	1,086	1,086
Other accruals	2,060	2,062

Total deferred tax assets	57,988	53,781

Deferred tax liabilities:
Property, plant and equipment	6,124	7,375

Total deferred tax liabilities	6,124	7,375

Net deferred tax assets	51,864	46,406
Valuation allowance	(51,864)	(46,406)

Net deferred tax assets	$—	$—

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

8. Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	September 27, 2014	September 28, 2013
7.5% senior notes, due October 1, 2018, including unamortized premium of $-0- and $28,614, respectively	$—	$525,171
7.375% senior notes, due March 15, 2020, net of unamortized discount of $1,183 and $1,400, respectively	248,817	248,600
7.375% senior notes, due August 1, 2021, including unamortized premium of $22,688 and $25,286, respectively	368,868	371,466
5.5% senior notes, due June 1, 2024	525,000	—
Revolving Credit Facility, due January 5, 2017	100,000	100,000

	$1,242,685	$1,245,237

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

On May 27, 2014, the Partnership repurchased and satisfied and discharged all of its 2018 Senior Notes with net proceeds from the issuance of the 2024 Senior Notes, as defined below, and cash on hand pursuant to a tender offer and redemption during the third quarter of fiscal 2014. In connection with this tender offer and redemption, the Partnership recognized a loss on the extinguishment of debt of $11,589 consisting of $31,633 for the redemption premium and related fees, as well as the write-off of $5,230 and ($25,274) in unamortized debt origination costs and unamortized premium, respectively. The 2018 Senior Notes required semi-annual interest payments in April and October, and the 2021 Senior Notes require semi-annual interest payments in February and August.

The 2021 Senior Notes are redeemable, at the Partnership’s option, in whole or in part, at any time on or after August 1, 2016, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to date of the redemption.

Year	Percentage
2016	103.688%
2017	102.459%
2018	101.229%
2019 and thereafter	100.000%

On December 19, 2012, the Partnership completed an offer to exchange its then-outstanding unregistered 7.5% senior notes due 2018 and 7.375% senior notes due 2021 (collectively, the “Old Notes”) for an equal principal amount of 7.5% senior notes due 2018 and 7.375% senior notes due 2021 (collectively, the “Exchange Notes”), respectively, that have been registered under the Securities Act of 1933, as amended. The terms of the Exchange Notes are identical in all material respects (including principal amount, interest rate, maturity and redemption rights) to the Old Notes for which they were exchanged, except that the Exchange Notes generally will not be subject to transfer restrictions.

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

The 2020 Senior Notes are redeemable, at the Partnership’s option, in whole or in part, at any time on or after March 15, 2015, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2015	103.688%
2016	102.458%
2017	101.229%
2018 and thereafter	100.000%

2024 Senior Notes

As previously discussed, on May 27, 2014, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $525,000 in aggregate principal amount of 5.5% senior notes due June 1, 2024 (the “2024 Senior Notes”). The 2024 Senior Notes were issued at 100% of the principal amount and require semi-annual interest payments in June and December, beginning in December 2014. The net proceeds from the issuance of the 2024 Senior Notes, along with cash on hand, were used to repurchase and satisfy and discharge all of the 2018 Senior Notes.

The 2024 Senior Notes are redeemable, at the Partnership’s option, in whole or in part, at any time on or after June 1, 2019, in each case at the redemption prices described in the table below, together with any accrued and unpaid interest to the date of the redemption.

Year	Percentage
2019	102.750%
2020	101.833%
2021	100.917%
2022 and thereafter	100.000%

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

Credit Agreement

The Operating Partnership has an amended and restated credit agreement entered into on January 5, 2012, as amended on August 1, 2012 and May 9, 2014 (collectively, the “Amended Credit Agreement”) that provides for a five-year $400,000 revolving credit facility (the “Revolving Credit Facility”), of which $100,000 was outstanding as of September 27, 2014 and September 28, 2013. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

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

The amendment to the Amended Credit Agreement on August 1, 2012 also amended certain restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, as well as certain financial covenants, including (a) requiring the Partnership’s consolidated interest coverage ratio, as defined in the amendment, to be not less than 2.0 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined in the amendment, of the Partnership from being greater than 7.0 to 1.0 as of the end of any fiscal quarter. The minimum consolidated interest coverage ratio increases over time, and commencing with the second quarter of fiscal 2014, such minimum ratio is 2.5 to 1.0. The maximum consolidated leverage ratio decreases over time, as well as upon the occurrence of certain events (such as the issuance of Common Units where the net proceeds from the issuance exceed certain thresholds). Commencing with the second quarter of fiscal 2013, such maximum ratio is 4.75 to 1.0 (or 5.0 to 1.0 during an acquisition period as defined in the amendment).

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

Borrowings under the Revolving Credit Facility of the Amended Credit Agreement bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1⁄2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of September 27, 2014, the interest rate for the Revolving Credit Facility was approximately 2.5%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.

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

As of September 27, 2014, the Partnership had standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $44,882 which expire periodically through April 3, 2015. Therefore, as of September 27, 2014 the Partnership had available borrowing capacity of $255,118 under the Revolving Credit Facility.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of September 27, 2014.

Debt origination costs representing the costs incurred in connection with the placement of, and the subsequent amendment to, long-term borrowings are capitalized within other assets and amortized on a straight-line basis over the term of the respective debt agreements. During fiscal 2014, the Partnership recognized charges of $5,230 to write-off unamortized debt origination costs associated with the tender offer and redemption of its 2018 Senior Notes. During fiscal 2013, the Partnership recognized charges of $2,064 million to write-off unamortized debt origination costs associated with the repurchase of its 2021 Senior Notes. Other assets at September 27, 2014 and September 28, 2013 include debt origination costs with a net carrying amount of $21,023 and $21,254, respectively.

The aggregate amounts of long-term debt maturities subsequent to September 27, 2014 are as follows: fiscal 2015 through fiscal 2016: $-0-; fiscal 2017: $100,000; fiscal 2018: $-0-; fiscal 2019: $-0-; and thereafter: $1,121,180.

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

Restricted Unit Plans. In fiscal 2000 and fiscal 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan and 2009 Restricted Unit Plan (collectively, the “Restricted Unit Plans”), respectively, which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership. The total number of Common Units authorized for issuance under the Restricted Unit Plans was 1,902,122 as of September 27, 2014. In accordance with an August 6, 2013 amendment to the Restricted Unit Plans, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, all restricted unit awards granted after the date of the amendment will vest 33.33% on each of the first three anniversaries of the award grant date. Prior to the August 6, 2013 amendment, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, restricted units issued under the Restricted Unit Plans vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the grant date. The Restricted Unit Plans participants are not eligible to receive quarterly distributions on, or vote, their respective restricted units until vested. Restricted units cannot be sold or transferred prior to vesting. The value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period. Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plans. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

The following is a summary of activity in the Restricted Unit Plans:

	Units	Weighted Average Grant Date Fair Value Per Unit
Outstanding September 24, 2011	485,423	$32.71
Granted	108,674	32.60
Forfeited	(12,225)	(30.78)
Issued	(139,021)	(33.14)

Outstanding September 29, 2012	442,851	32.68
Granted	200,933	23.42
Forfeited	(3,497)	(32.15)
Issued	(112,660)	(32.01)

Outstanding September 28, 2013	527,627	29.30
Granted	256,273	37.43
Forfeited	(3,119)	(28.39)
Issued	(85,854)	(31.23)

Outstanding September 27, 2014	694,927	$32.07

As of September 27, 2014, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $8,255. Compensation cost associated with the unvested awards is expected to be recognized over a weighted-average period of 1.4 years. Compensation expense for the Restricted Unit Plans for fiscal 2014, 2013 and 2012 was $7,390, $3,888 and $4,059, respectively.

Long-Term Incentive Plans. The Partnership has a non-qualified, unfunded long-term incentive plan for officers and key employees (the “LTIP”) which provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period. For the fiscal 2013 and 2012 awards, the level of compensation earned under the LTIP is based on the market performance of the Partnership’s Common Units on the basis of total return to Unitholders (“TRU”) compared to the TRU of a predetermined peer group consisting solely of other master limited partnerships, approved by the Compensation Committee of the Board of Supervisors, over the same three-year performance period. On August 6, 2013, the Compensation Committee of the Partnership’s Board of Supervisors adopted the 2014 Long-Term Incentive Plan of the Partnership (“2014 LTIP”) as a replacement for the existing LTIP. As a result, for the fiscal 2014 award, the level of compensation earned under the 2014 LTIP is based on the average distribution coverage ratio over the three-year measurement period. The average distribution coverage ratio is calculated as the Partnership’s average distributable cash flow, as defined in the 2014 LTIP, for each of the three years in the measurement period, subject to certain adjustments as set forth in the 2014 LTIP, divided by the amount of annualized cash distributions to be paid by the Partnership, based on the annualized cash distribution rate at the beginning of the measurement period. Compensation expense, which includes adjustments to previously recognized compensation expense for current period changes in the fair value of unvested awards, for fiscal 2014, 2013 and 2012 was $120, $1,439 and ($340), respectively. The cash payouts in fiscal 2014, 2013 and 2012, which related to the fiscal 2011, 2010 and 2009 awards, were $-0-, $-0- and $3,336, respectively.

10. Employee Benefit Plans

Defined Contribution Plan. The Partnership has an employee Retirement Savings and Investment Plan (the “401(k) Plan”) covering most employees. Employer matching contributions relating to the 401(k) Plan are a percentage of the participating employees’ elective contributions. The percentage of the Partnership’s contributions are based on a sliding scale depending on the Partnership’s achievement of annual performance targets. These contributions totaled $1,848, $1,915 and $1,359 for fiscal 2014, 2013 and 2012, respectively.

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

Contributions, as needed, are made to a trust maintained by the Partnership. Contributions to the defined benefit pension plan are made by the Partnership in accordance with the Employee Retirement Income Security Act of 1974 minimum funding standards plus additional amounts made at the discretion of the Partnership, which may be determined from time to time. There were no minimum funding requirements for the defined benefit pension plan for fiscal 2014, 2013 or 2012. During the last decade, cash balance plans came under increased scrutiny which resulted in litigation pertaining to the cash balance feature and the Internal Revenue Service (“IRS”) issued additional regulations governing these types of plans. In fiscal 2010, the IRS completed its review of the Partnership’s defined benefit pension plan and issued a favorable determination letter pertaining to the cash balance formula. However, there can be no assurances that future legislative developments will not have an adverse effect on the Partnership’s results of operations or cash flows.

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

Projected Benefit Obligation, Fair Value of Plan Assets and Funded Status. The following tables provide a reconciliation of the changes in the benefit obligations and the fair value of the plan assets for fiscal 2014 and 2013 and a statement of the funded status for both years. Under the Partnership’s cash balance defined benefit pension plan, the accumulated benefit obligation and the projected benefit obligation are the same.

	Pension Benefits		Retiree Health and Life Benefits
	2014	2013	2014	2013
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$148,631	$165,906	$17,754	$20,232
Service cost	—	—	5	8
Interest cost	5,774	5,229	640	586
Actuarial loss (gain)	8,459	(11,446)	(278)	(1,784)
Lump sum benefits paid	(5,401)	(3,155)	—	—
Ordinary benefits paid	(7,627)	(7,903)	(1,167)	(1,288)

Benefit obligation at end of year	$149,836	$148,631	$16,954	$17,754

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$120,776	$133,873	$—	$—
Actual return on plan assets	10,023	(2,039)	—	—
Employer contributions	—	—	1,167	1,288
Lump sum benefits paid	(5,401)	(3,155)	—	—
Ordinary benefits paid	(7,627)	(7,903)	(1,167)	(1,288)

Fair value of plan assets at end of year	$117,771	$120,776	$—	$—

Funded status:
Funded status at end of year	$(32,065)	$(27,855)	$(16,954)	$(17,754)

Amounts recognized in consolidated balance sheets consist of:
Net amount recognized at end of year	$(32,065)	$(27,855)	$(16,954)	$(17,754)
Less: Current portion	—	—	1,276	1,427

Non-current benefit liability	$(32,065)	$(27,855)	$(15,678)	$(16,327)

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (loss):
Actuarial net (loss) gain	$(49,034)	$(49,986)	$3,780	$3,683
Prior service credits	—	—	889	1,379

Net amount recognized in accumulated other comprehensive
(loss) income	$(49,034)	$(49,986)	$4,669	$5,062

Amounts recognized in other comprehensive income included net actuarial losses (gains) arising during the period of $3,538 and ($4,126) for pension benefits for fiscal 2014 and 2013, respectively, and net actuarial (gains) arising during the period of ($278) and ($1,784) for other postretirement benefits for fiscal 2014 and 2013, respectively. The amounts in accumulated other comprehensive loss as of September 27, 2014 that are expected to be recognized as components of net periodic benefit costs during fiscal 2015 are expenses of $4,522 and credits of $(686) for pension and other postretirement benefits, respectively.

Plan Assets. The Partnership’s investment policies and strategies, as set forth in the Investment Management Policy and Guidelines, are monitored by a Benefits Committee comprised of six members of management. The Partnership employs a liability driven investment strategy, which seeks to increase the correlation of the plan’s assets and liabilities to reduce the volatility of the plan’s funded status. This strategy has resulted in an asset allocation that is largely comprised of investments in funds of fixed income securities. The target asset mix is as follows: (i) fixed income securities portion of the portfolio should range between 80% and 90%; and (ii) equity securities portion of the portfolio should range between 10% and 20%.

The following table presents the actual allocation of assets held in trust as of:

	September 27, 2014	September 28, 2013
Fixed income securities	85%	85%
Equity securities	15%	15%

	100%	100%

The Partnership’s valuations include the use of the funds’ reported net asset values for commingled fund investments. Commingled funds are valued at the net asset value for their underlying securities. The Partnership further corroborates the valuations with observable market data using level 2 inputs within the fair value framework. The assets of the defined benefit pension plan have no significant concentration of risk and there are no restrictions on these investments.

The following table describes the measurement of the Partnership’s pension plan assets by asset category as of:

	September 27, 2014	September 28, 2013
Short term investments (1)	$1,500	$1,516
Equity securities: (1) (2)
Domestic	6,370	11,780
International	10,916	5,959
Fixed income securities (1) (3)	98,985	101,521

	$117,771	$120,776

(1)	Includes funds which are not publicly traded and are valued at the net asset value of the units provided by the fund issuer.
(2)	Includes funds which invest primarily in a diversified portfolio of publicly traded U.S. and Non-U.S. common stock.
(3)	Includes funds which invest primarily in publicly traded and non-publicly traded, investment grade corporate bonds, U.S. government bonds and asset-backed securities.

Projected Contributions and Benefit Payments. There are no projected minimum funding requirements under the Partnership’s defined benefit pension plan for fiscal 2015. Estimated future benefit payments for both pension and retiree health and life benefits are as follows:

Fiscal Year	Pension Benefits	Retiree Health and Life Benefits
2015	$32,316	$1,276
2016	12,632	1,202
2017	11,194	1,122
2018	11,317	1,048
2019	10,244	972
2020 through 2024	45,032	3,599

Estimated future pension benefit payments assumes that age 65 or older active and non-active eligible participants in the pension plan that had not received a benefit payment prior to fiscal 2015 will elect to receive a benefit payment in fiscal 2015. In addition, for all periods presented, estimated future pension benefit payments assumes that participants will elect a lump sum payment in the fiscal year that the participant becomes eligible to receive benefits.

Effect on Operations. The following table provides the components of net periodic benefit costs included in operating expenses for fiscal 2014, 2013 and 2012:

	Pension Benefits			Retiree Health and Life Benefits
	2014	2013	2012	2014	2013	2012
Service cost	$—	$—	$—	$5	$8	$7
Interest cost	5,774	5,229	6,311	640	586	802
Expected return on plan assets	(5,102)	(5,281)	(5,665)	—	—	—
Amortization of prior service credit	—	—	—	(490)	(490)	(490)
Recognized net actuarial loss	4,492	5,285	5,271	(181)	—	—

Net periodic benefit costs	$5,164	$5,233	$5,917	$(26)	$104	$319

Actuarial Assumptions. The assumptions used in the measurement of the Partnership’s benefit obligations as of September 27, 2014 and September 28, 2013 are shown in the following table:

	Pension Benefits		Retiree Health and Life Benefits
	2014	2013	2014	2013
Weighted-average discount rate	3.875%	4.375%	3.500%	3.750%
Average rate of compensation increase	n/a	n/a	n/a	n/a
Health care cost trend	n/a	n/a	7.120%	7.330%

The assumptions used in the measurement of net periodic pension benefit and postretirement benefit costs for fiscal 2014, 2013 and 2012 are shown in the following table:

	Pension Benefits			Retiree Health and Life Benefits
	2014	2013	2012	2014	2013	2012
Weighted-average discount rate	4.375%	3.500%	4.375%	3.750%	3.000%	4.000%
Average rate of compensation increase	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average expected long- term rate of return on plan assets	4.900%	4.500%	4.800%	n/a	n/a	n/a
Health care cost trend	n/a	n/a	n/a	7.330%	7.530%	7.740%

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

The 7.12% increase in health care costs assumed at September 27, 2014 is assumed to decrease gradually to 4.48% in fiscal 2028 and to remain at that level thereafter. An increase or decrease of the assumed health care cost trend rates by 1.0% in each year would have no material impact to the Partnership’s benefit obligation as of September 27, 2014 nor the aggregate of service and interest components of net periodic postretirement benefit expense for fiscal 2014. The Partnership has concluded that the prescription drug benefits within the retiree medical plan do not entitle the Partnership to an available Medicare subsidy.

Multiemployer Pension Plans. As a result of the Inergy Propane Acquisition, the Partnership contributes to multiemployer pension plans (“MEPPs”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding. During fiscal 2013, the Partnership established an accrual of $7,000 for its estimated obligation to certain MEPPs due to the Partnership’s voluntary partial withdrawal from one such MEPP and full withdrawal from four MEPPs. As of September 27, 2014, the accrual was $6,880 for its estimated obligation to these MEPPs. Due to the uncertainty regarding future factors that could trigger withdrawal liability, including the integration of Inergy Propane, the Partnership is unable to determine the amount and timing of any future withdrawal liability, if any.

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

While no multiemployer pension plan that the Partnership contributed to is individually significant to the Partnership, the table below discloses the three largest MEPPs to which the Partnership contributes. The financial health of a MEPP is indicated by the zone status, as defined by the PPA, which represents the funded status of the plan as certified by the plan’s actuary. Plans in the red zone are less than 65% funded, the yellow zone are between 65% and 80% funded, and green zone are at least 80% funded. Total contributions made by the Partnership to multiemployer pension plans for the fiscal year ended September 27, 2014 are shown below and reflect contributions made from the Inergy Propane Acquisition Date.

	EIN/Pension Plan Number	PPA Zone Status		FIP/RP Status	Contributions			Contributions greater than 5% of Total Plan Contributions	Expiration date of CBA
Pension Fund		2014	2013		2014	2013	2012
New England Teamsters & Trucking Industry Pension Fund	04-6372430	Red (a)	Red (a)	Implemented	$616	$562	$30	No	April 2016 - March 2017
Local 282 Pension Trust Fund	11-6245313	Green (b)	Green (b)	n/a	336	284	66	No	July 2019
Teamsters Industrial Employees Pension Fund	22-6099363	Red (c)	Red (c)	Implemented	185	179	15	No	June 2017
Other (d)					31	137	48	No	n/a

					$1,168	$1,162	$159

(a)	Based on most recent available valuation information for plan years ended September 2013.
(b)	Based on most recent available valuation information for plan years ended February 2014.
(c)	Based on most recent available valuation information for plan years ended December 2013.
(d)	Includes the MEPPs from which the Partnership withdrew in fiscal 2013.

Additionally, the Partnership contributes to certain multi-employer plans that provide health and welfare benefits and defined annuity plans. Contributions to those plans were $1,897, $2,040 and $309 for fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

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

The following summarizes the fair value of the Partnership’s derivative instruments and their location in the consolidated balance sheets as of September 27, 2014 and September 28, 2013, respectively:

	As of September 27, 2014		As of September 28, 2013
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$3,924	Other current assets	$2,546
	Other assets	62	Other assets	716

		$3,986		$3,262

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other current liabilities	$1,257	Other current liabilities	$1,307
	Other liabilities	283	Other liabilities	1,121

		$1,540		$2,428

Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current liabilities	$1,527	Other current liabilities	$430
	Other liabilities	53	Other liabilities	—

		$1,580		$430

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Fiscal 2014		Fiscal 2013
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$1,847	$—	$5,002	$1,209
Beginning balance realized during the period	(1,166)	—	(4,400)	(1,182)
Contracts purchased during the period	1,145	—	1,825	—
Change in the fair value of outstanding contracts	(314)	—	(580)	(27)

Ending balance of over-the-counter options	$1,512	$—	$1,847	$—

As of September 27, 2014 and September 28, 2013, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately four and five months, respectively.

The effect of the Partnership’s derivative instruments on the consolidated statements of operations for fiscal 2014, 2013 and 2012 are as follows:

	Amount of (Losses) Gains Recognized in OCI (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships:		Location	Amount
Interest rate swaps:
Fiscal 2014	$(518)	Interest expense	$(1,406)

Fiscal 2013	$584	Interest expense	$(2,465)

Fiscal 2012	$(3,561)	Interest expense	$(2,680)

Derivatives Not Designated as Hedging Instruments:	Location of Gains (Losses) Recognized in Income	Amount of Unrealized Gains (Losses) Recognized in Income
Commodity-related derivatives:
Fiscal 2014	Cost of products sold	$306

Fiscal 2013	Cost of products sold	$(4,318)

Fiscal 2012	Cost of products sold	$4,649

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of September 27, 2014
	Gross amounts	Effects of netting	Net amounts presented in the balance sheet
Asset Derivatives
Commodity-related derivatives	$9,533	$(5,547)	$3,986
Interest rate swap	2,139	(2,139)	—

	$11,672	$(7,686)	$3,986

Liability Derivatives
Commodity-related derivatives	$7,127	$(5,547)	$1,580
Interest rate swap	3,679	(2,139)	1,540

	$10,806	$(7,686)	$3,120

	As of September 28, 2013
	Gross amounts	Effects of netting	Net amounts presented in the balance sheet
Asset Derivatives
Commodity-related derivatives	$3,634	$(372)	$3,262
Interest rate swap	2,804	(2,804)	—

	$6,438	$(3,176)	$3,262

Liability Derivatives
Commodity-related derivatives	$802	$(372)	$430
Interest rate swap	5,232	(2,804)	2,428

	$6,034	$(3,176)	$2,858

The Partnership had no posted cash collateral as of September 27, 2014 and September 28, 2013 with its brokers for outstanding commodity-related derivatives.

Concentrations. The Partnership’s principal customers are residential and commercial end users of propane and fuel oil and refined fuels served by approximately 710 locations in 41 states. No single customer accounted for more than 10% of revenues during fiscal 2014, 2013 or 2012 and no concentration of receivables exists as of September 27, 2014 or September 28, 2013.

During fiscal 2014, Crestwood Midstream Partners L.P., Targa Liquids Marketing and Trade and Enterprise Products Partners L.P. provided approximately 19%, 13% and 13% of our total propane purchases, respectively. No other single supplier accounted for more than 10% of the Partnership’s propane purchases in fiscal 2014. The Partnership believes that, if supplies from any of these suppliers were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations.

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

Bank Debt and Senior Notes. The fair value of the Revolving Credit Facility approximates the carrying value since the interest rates are adjusted quarterly to reflect market conditions. Based upon quoted market prices, the fair value of the Partnership’s 2020 Senior Notes, 2021 Senior Notes and 2024 Senior Notes was $263,250, $363,489 and $508,594, respectively, as of September 27, 2014.

12. Commitments and Contingencies

Commitments. The Partnership leases certain property, plant and equipment, including portions of the Partnership’s vehicle fleet, for various periods under noncancelable leases. Rental expense under operating leases was $31,849, $33,036 and $23,593 for fiscal 2014, 2013 and 2012, respectively.

Future minimum rental commitments under noncancelable operating lease agreements as of September 27, 2014 are as follows:

Fiscal Year	Minimum Lease Payments
2015	$25,266
2016	17,781
2017	12,199
2018	9,224
2019	6,131
2020 and thereafter	7,469

Contingencies.

Self Insurance. As described in Note 2, the Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third party insurance applies. At September 27, 2014 and September 28, 2013, the Partnership had accrued liabilities of $62,450 and $58,152, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or prepaid expenses and other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $18,410 and $18,330 as of September 27, 2014 and September 28, 2013, respectively.

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

13. Guarantees

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2021. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $14,122 as of September 27, 2014. The fair value of residual value guarantees for outstanding operating leases was de minimis as of September 27, 2014 and September 28, 2013.

14. Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive (loss) income for the years ended September 27, 2014, September 28, 2013 and September 29, 2012:

	For the year ended September 27, 2014
	Gains and Losses on Cash Flow Hedges	Pension Benefits	Postretirement Benefits		Total
Balance, beginning of period	$(2,428)	$(49,987)	$5,062		$(47,353)

Other comprehensive income before reclassifications	(518)	—	—		(518)
Amounts reclassified from accumulated other comprehensive income	1,406 (a)	953 (b)	(393	)(b)	1,966

Net current period other comprehensive income	888	953	(393)		1,448

Balance, end of period	$(1,540)	$(49,034)	$4,669		$(45,905)

	For the year ended September 28, 2013
	Gains and Losses on Cash Flow Hedges	Pension Benefits	Postretirement Benefits		Total
Balance, beginning of period	$(5,477)	$(59,398)	$3,768		$(61,107)

Other comprehensive income before reclassifications	584	—	—		584
Amounts reclassified from accumulated other comprehensive income	2,465 (a)	9,411 (b)	1,294	(b)	13,170

Net current period other comprehensive income	3,049	9,411	1,294		13,754

Balance, end of period	$(2,428)	$(49,987)	$5,062		$(47,353)

	For the year ended September 29, 2012
	Gains and Losses on Cash Flow Hedges	Pension Benefits	Postretirement Benefits		Total
Balance, beginning of period	$(4,596)	$(59,503)	$4,183		$(59,916)

Other comprehensive income before reclassifications	(3,561)	—	—		(3,561)
Amounts reclassified from accumulated other comprehensive income	2,680 (a)	105 (b)	(415	)(b)	2,370

Net current period other comprehensive income	(881)	105	(415)		(1,191)

Balance, end of period	$(5,477)	$(59,398)	$3,768		$(61,107)

(a)	Reclassification of realized losses on cash flow hedges are recognized in interest expense.
(b)	These amounts are included in the computation of net periodic benefit cost. See Note 10, “Employee Benefit Plans”.

15. Public Offerings

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

The following table presents certain data by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012
Revenues:
Propane	$1,606,840	$1,357,102	$843,648
Fuel oil and refined fuels	194,684	208,957	114,288
Natural gas and electricity	87,093	79,432	67,419
All other	49,640	58,115	38,103

Total revenues	$1,938,257	$1,703,606	$1,063,458

Operating income:
Propane	$295,916	$287,473	$142,548
Fuel oil and refined fuels	2,473	(2,799)	890
Natural gas and electricity	10,818	11,565	6,991
All other	(25,644)	(26,483)	(17,239)
Corporate	(93,437)	(92,780)	(91,533)

Total operating income	190,126	176,976	41,657

Reconciliation to net income:
Loss on debt extinguishment	11,589	2,144	2,249
Interest expense, net	83,261	95,427	38,633
Provision for income taxes	767	607	137

Net income	$94,509	$78,798	$638

Depreciation and amortization:
Propane	$106,491	$104,533	$34,826
Fuel oil and refined fuels	5,429	4,634	3,652
Natural gas and electricity	46	198	464
All other	699	638	345
Corporate	23,734	20,381	7,747

Total depreciation and amortization	$136,399	$130,384	$47,034

	As of
	September 27, 2014	September 28, 2013
Assets:
Propane	$2,365,320	$2,452,909
Fuel oil and refined fuels	69,360	77,473
Natural gas and electricity	13,992	16,789
All other	3,342	3,860
Corporate	157,349	176,956

Total assets	$2,609,363	$2,727,987

INDEX TO FINANCIAL STATEMENT SCHEDULE

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

Page
Schedule II	Valuation and Qualifying Accounts—Years Ended September 27, 2014, September 28, 2013 and September 29, 2012	S-2

S-1

SCHEDULE II

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Charged (credited) to Costs and Expenses	Other Additions	Deductions (a)	Balance at End of Period
Year Ended September 29, 2012
Allowance for doubtful accounts	$6,960	$838	$—	$(3,451)	$4,347
Valuation allowance for deferred tax assets	40,202	(3,567)	—	—	36,635
Year Ended September 28, 2013
Allowance for doubtful accounts	$4,347	$6,717	$—	$(4,278)	$6,786
Valuation allowance for deferred tax assets	36,635	9,771	—	—	46,406
Year Ended September 27, 2014
Allowance for doubtful accounts	$6,786	$11,933	$—	$(7,597)	$11,122
Valuation allowance for deferred tax assets	46,406	5,458	—	—	$51,864

(a)	Represents amounts that did not impact earnings.

S-2