Form 10-Q
period 2014-12-27
SUBURBAN PROPANE PARTNERS LP
filed 2015-02-05
CIK 1005210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 27, 2014

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

This Quarterly Report on Form 10-Q contains forward-looking statements (“Forward-Looking Statements”) as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future business expectations and predictions and financial condition and results of operations of Suburban Propane Partners, L.P. (the “Partnership”). Some of these statements can be identified by the use of forward-looking terminology such as “prospects,” “outlook,” “believes,” “estimates,” “intends,” “may,” “will,” “should,” “anticipates,” “expects” or “plans” or the negative or other variation of these or similar words, or by discussion of trends and conditions, strategies or risks and uncertainties. These Forward-Looking Statements involve certain risks and uncertainties that could cause actual results to differ materially from those discussed or implied in such Forward-Looking Statements (statements contained in this Quarterly Report identifying such risks and uncertainties are referred to as “Cautionary Statements”). The risks and uncertainties and their impact on the Partnership’s results include, but are not limited to, the following risks:

•	The impact of weather conditions on the demand for propane, fuel oil and other refined fuels, natural gas and electricity;

•	Volatility in the unit cost of propane, fuel oil and other refined fuels and natural gas, the impact of the Partnership’s hedging and risk management activities, and the adverse impact of price increases on volumes as a result of customer conservation;

•	The cost savings expected from the Partnership’s acquisition of the retail propane operations formerly owned by Inergy, L.P. (the “Inergy Propane Acquisition”) may not be fully realized or realized within the expected time frame;

•	The costs of integrating the business acquired in the Inergy Propane Acquisition into the Partnership’s existing operations may be greater than expected;

•	The ability of the Partnership to compete with other suppliers of propane, fuel oil and other energy sources;

•	The impact on the price and supply of propane, fuel oil and other refined fuels from the political, military or economic instability of the oil producing nations, global terrorism and other general economic conditions;

•	The ability of the Partnership to acquire sufficient volumes of, and the costs to the Partnership of acquiring, transporting and storing, propane, fuel oil and other refined fuels;

•	The ability of the Partnership to acquire and maintain reliable transportation for its propane, fuel oil and other refined fuels;

•	The ability of the Partnership to retain customers or acquire new customers;

•	The impact of customer conservation, energy efficiency and technology advances on the demand for propane, fuel oil and other refined fuels, natural gas and electricity;

•	The ability of management to continue to control expenses;

•	The impact of changes in applicable statutes and government regulations, or their interpretations, including those relating to the environment and global warming, derivative instruments and other regulatory developments on the Partnership’s business;

•	The impact of changes in tax laws that could adversely affect the tax treatment of the Partnership for income tax purposes;

•	The impact of legal proceedings on the Partnership’s business;

•	The impact of operating hazards that could adversely affect the Partnership’s operating results to the extent not covered by insurance;

•	The Partnership’s ability to make strategic acquisitions and successfully integrate them, including but not limited to Inergy Propane;

•	The impact of current conditions in the global capital and credit markets, and general economic pressures;

•	The operating, legal and regulatory risks the Partnership may face; and

•	Other risks referenced from time to time in filings with the Securities and Exchange Commission (“SEC”) and those factors listed or incorporated by reference into our most recent Annual Report under “Risk Factors.”

Some of these Forward-Looking Statements are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Reference is also made to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 27, 2014. On different occasions, the Partnership or its representatives have made or may make Forward-Looking Statements in other filings with the SEC, press releases or oral statements made by or with the approval of one of the Partnership’s authorized executive officers. Readers are cautioned not to place undue reliance on Forward-Looking Statements, which reflect management’s view only as of the date made. The Partnership undertakes no obligation to update any Forward-Looking Statement or Cautionary Statement, except as required by law. All subsequent written and oral Forward-Looking Statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements in this Quarterly Report and in future SEC reports.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 27, 2014	September 27, 2014

ASSETS
Current assets:
Cash and cash equivalents	$62,014	$92,639
Accounts receivable, less allowance for doubtful accounts of $8,541 and $11,122, respectively	147,023	96,915
Inventories	86,898	90,965
Other current assets	33,125	14,346

Total current assets	329,060	294,865
Property, plant and equipment, net	815,416	826,826
Goodwill	1,087,429	1,087,429
Other intangible assets, net	350,877	359,293
Other assets	39,781	40,950

Total assets	$2,622,563	$2,609,363

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$55,180	$49,253
Accrued employment and benefit costs	24,761	24,033
Customer deposits and advances	92,628	107,386
Accrued interest	19,655	16,313
Other current liabilities	37,339	25,281

Total current liabilities	229,563	222,266
Long-term borrowings	1,242,066	1,242,685
Accrued insurance	52,255	52,410
Other liabilities	70,217	70,549

Total liabilities	1,594,101	1,587,910

Commitments and contingencies

Partners’ capital:
Common Unitholders (60,458 and 60,317 units issued and outstanding at December 27, 2014 and September 27, 2014, respectively)	1,073,278	1,067,358
Accumulated other comprehensive loss	(44,816)	(45,905)

Total partners’ capital	1,028,462	1,021,453

Total liabilities and partners’ capital	$2,622,563	$2,609,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	December 27, 2014	December 28, 2013
Revenues
Propane	$354,650	$438,594
Fuel oil and refined fuels	38,930	54,268
Natural gas and electricity	15,967	18,316
All other	13,397	14,878

	422,944	526,056

Costs and expenses
Cost of products sold	187,921	280,526
Operating	107,117	113,313
General and administrative	19,309	17,335
Depreciation and amortization	32,629	34,827

	346,976	446,001

Operating income	75,968	80,055
Interest expense, net	19,999	21,207

Income before provision for income taxes	55,969	58,848
Provision for income taxes	162	177

Net income	$55,807	$58,671

Net Income per Common Unit - basic	$0.92	$0.97

Weighted average number of Common Units outstanding - basic	60,523	60,389

Net Income per Common Unit - diluted	$0.92	$0.97

Weighted average number of Common Units outstanding - diluted	60,796	60,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	December 27, 2014	December 28, 2013

Net income	$55,807	$58,671

Other comprehensive income:
Net unrealized losses on cash flow hedges	(227)	(166)
Reclassification of realized losses on cash flow hedges into earnings	357	353
Amortization of net actuarial losses and prior service credits into earnings	959	955

Other comprehensive income	1,089	1,142

Total comprehensive income	$56,896	$59,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 27, 2014	December 28, 2013
Cash flows from operating activities:
Net income	$55,807	$58,671
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	32,629	34,827
Other, net	2,896	730
Changes in assets and liabilities:
Accounts receivable	(50,108)	(104,160)
Inventories	4,106	(22,880)
Other current and noncurrent assets	(18,568)	(5,696)
Accounts payable	6,539	55,750
Accrued employment and benefit costs	728	2,018
Customer deposits and advances	(14,758)	(22,381)
Other current and noncurrent liabilities	14,334	7,282

Net cash provided by operating activities	33,605	4,161

Cash flows from investing activities:
Capital expenditures	(7,935)	(9,324)
Acquisition of business	(6,000)	—
Proceeds from sale of property, plant and equipment	2,482	5,900

Net cash (used in) investing activities	(11,453)	(3,424)

Cash flows from financing activities:
Partnership distributions	(52,777)	(52,702)

Net cash (used in) financing activities	(52,777)	(52,702)

Net (decrease) in cash and cash equivalents	(30,625)	(51,965)
Cash and cash equivalents at beginning of period	92,639	107,232

Cash and cash equivalents at end of period	$62,014	$55,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	Number of Common Units	Common Unitholders	Accumulated Other Comprehensive (Loss)	Total Partners’ Capital

Balance at September 27, 2014	60,317	$1,067,358	$(45,905)	$1,021,453

Net income		55,807		55,807
Other comprehensive income			1,089	1,089
Partnership distributions		(52,777)		(52,777)
Common Units issued under Restricted Unit Plans	141
Compensation cost recognized under Restricted Unit Plans, net of forfeitures		2,890		2,890

Balance at December 27, 2014	60,458	$1,073,278	$(44,816)	$1,028,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUBURBAN PROPANE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except unit and per unit amounts)

(unaudited)

1.	Partnership Organization and Formation

Suburban Propane Partners, L.P. (the “Partnership”) is a publicly traded Delaware limited partnership principally engaged, through its operating partnership and subsidiaries, in the retail marketing and distribution of propane, fuel oil and refined fuels, as well as the marketing of natural gas and electricity in deregulated markets. In addition, to complement its core marketing and distribution businesses, the Partnership services a wide variety of home comfort equipment, particularly for heating and ventilation. The publicly traded limited partner interests in the Partnership are evidenced by common units traded on the New York Stock Exchange (“Common Units”), with 60,457,780 Common Units outstanding at December 27, 2014. The holders of Common Units are entitled to participate in distributions and exercise the rights and privileges available to limited partners under the Third Amended and Restated Agreement of Limited Partnership as amended (the “Partnership Agreement”). Rights and privileges under the Partnership Agreement include, among other things, the election of all members of the Board of Supervisors and voting on the removal of the general partner.

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). They include all adjustments that the Partnership considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consist only of normal recurring items, unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014. Due to the seasonal nature of the Partnership’s operations, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Fiscal Period. The Partnership uses a 52/53 week fiscal year which ends on the last Saturday in September. The Partnership’s fiscal quarters are generally thirteen weeks in duration. When the Partnership’s fiscal year is 53 weeks long, the corresponding fourth quarter is fourteen weeks in duration.

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates have been made by management in the areas of self-insurance and litigation reserves, pension and other postretirement benefit liabilities and costs, valuation of derivative instruments, depreciation and amortization of long-lived assets, asset impairment assessments, tax valuation allowances, allowances for doubtful accounts, and purchase price allocation for acquired businesses. On October 27, 2014, the Society of Actuaries (“SOA”) issued new mortality tables (RP-2014) and a new mortality improvement scale (MP-2014). The Partnership uses SOA life expectancy information when developing the annual mortality assumptions for its pension and postretirement benefit plans, which are used to measure net periodic benefit costs and the obligations under these plans. While the Partnership is still in the process of evaluating the potential impact of using the new mortality tables and improvement scale in connection with the year-end measurement of the plans’ benefit obligations, the Partnership does not expect the use to have a material impact on its financial condition, results of operations or cash flows. Actual results could differ from those estimates, making it reasonably possible that a material change in these estimates could occur in the near term.

Recently Issued Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”). This update provides a principles-based approach to revenue recognition, requiring revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU provides a five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied. The revenue standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016, which will be the Partnership’s first quarter of fiscal year 2018. ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. The Partnership does not expect the adoption of ASU 2014-09 will have a material impact on the Partnership’s results of operations, financial position or cash flows.

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

The following summarizes the gross fair value of the Partnership’s derivative instruments and their location in the condensed consolidated balance sheet as of December 27, 2014 and September 27, 2014, respectively:

	As of December 27, 2014		As of September 27, 2014
Asset Derivatives	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments:
Commodity-related derivatives	Other current assets	$17,737	Other current assets	$3,924
	Other assets	190	Other assets	62

		$17,927		$3,986

Liability Derivatives	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap	Other current liabilities	$1,176	Other current liabilities	$1,257
	Other liabilities	234	Other liabilities	283

Derivatives not designated as hedging instruments:		$1,410		$1,540

Commodity-related derivatives	Other current liabilities	$6,306	Other current liabilities	$1,527
	Other liabilities	—	Other liabilities	53

		$6,306		$1,580

The following summarizes the reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Three Months Ended December 27, 2014		Three Months Ended December 28, 2013
	Assets	Liabilities	Assets	Liabilities
Beginning balance of over-the-counter options	$1,512	$—	$1,847	$—
Beginning balance realized during the period	(304)	—	(20)	—
Contracts purchased during the period	589	12	—	401
Change in the fair value of outstanding contracts	3,500	—	1,058	—

Ending balance of over-the-counter options	$5,297	$12	$2,885	$401

As of December 27, 2014 and September 27, 2014, the Partnership’s outstanding commodity-related derivatives had a weighted average maturity of approximately five and four months, respectively.

The effect of the Partnership’s derivative instruments on the condensed consolidated statement of operations and the condensed consolidated statement of comprehensive income, as applicable, for the three months ended December 27, 2014 and December 28, 2013 are as follows:

	Three months ended December 27, 2014			Three months ended December 28, 2013
Derivatives in Cash Flow Hedging Relationships	Gains (Losses) Recognized in OCI (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI into Income		Gains (Losses) Recognized in OCI (Effective Portion)	Gains (Losses) Reclassified from Accumulated OCI into Income
		Location	Amount		Location	Amount

Interest rate swap	$(227)	Interest expense	$(357)	$(166)	Interest expense	$(353)

Derivatives Not Designated as Hedging Instruments		Unrealized Gains (Losses) Recognized in Income			Unrealized Gains (Losses) Recognized in Income
		Location	Amount		Location	Amount

Commodity-related derivatives		Cost of products sold	$9,505		Cost of products sold	$(290)

The following table presents the fair value of the Partnership’s recognized derivative assets and liabilities on a gross basis and amounts offset on the condensed consolidated balance sheets subject to enforceable master netting arrangements or similar agreements:

	As of December 27, 2014
	Gross amounts	Effects of netting	Net amounts presented in the balance sheet
Asset Derivatives
Commodity-related derivatives	$20,694	$(2,767)	$17,927
Interest rate swap	1,860	(1,860)	—

	$22,554	$(4,627)	$17,927

Liability Derivatives
Commodity-related derivatives	$9,073	$(2,767)	$6,306
Interest rate swap	3,270	(1,860)	1,410

	$12,343	$(4,627)	$7,716

	As of September 27, 2014
	Gross amounts	Effects of netting	Net amounts presented in the balance sheet
Asset Derivatives
Commodity-related derivatives	$9,533	$(5,547)	$3,986
Interest rate swap	2,139	(2,139)	—

	$11,672	$(7,686)	$3,986

Liability Derivatives
Commodity-related derivatives	$7,127	$(5,547)	$1,580
Interest rate swap	3,679	(2,139)	1,540

	$10,806	$(7,686)	$3,120

The Partnership had no posted cash collateral as of December 27, 2014 and September 27, 2014 with its brokers for outstanding commodity-related derivatives.

Bank Debt and Senior Notes. The fair value of the borrowings under the Revolving Credit Facility (defined below) approximates the carrying value since the interest rates are periodically adjusted to reflect market conditions. Based upon quoted market prices (a Level 1 input), the fair value of the Senior Notes (defined below) of the Partnership are as follows:

	As of
	December 27, 2014	September 27, 2014

7.375% senior notes due March 15, 2020	$261,875	$263,250
7.375% senior notes due August 1, 2021	366,085	363,489
5.5% senior notes due June 1, 2024	511,875	508,594

	$1,139,835	$1,135,333

4.	Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a weighted average method for propane, fuel oil and refined fuels and natural gas, and a standard cost basis for appliances, which approximates average cost. Inventories consist of the following:

	As of
	December 27, 2014	September 27, 2014

Propane, fuel oil and refined fuels and natural gas	$85,235	$89,470
Appliances	1,663	1,495

	$86,898	$90,965

5.	Goodwill

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

The carrying values of goodwill assigned to the Partnership’s operating segments are as follows:

	As of
	December 27, 2014	September 27, 2014

Propane	$1,075,091	$1,075,091
Fuel oil and refined fuels	4,438	4,438
Natural gas and electricity	7,900	7,900

	$1,087,429	$1,087,429

6.	Net Income Per Common Unit

Computations of basic income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and restricted units granted under the restricted unit plans to retirement-eligible grantees. Computations of diluted income per Common Unit are performed by dividing net income by the weighted average number of outstanding Common Units and unvested restricted units granted under the restricted unit plans. In computing diluted net income per Common Unit, weighted average units outstanding used to compute basic net income per Common Unit were increased by 273,111 and 230,329 units for the three months ended December 27, 2014 and December 28, 2013, respectively, to reflect the potential dilutive effect of the unvested restricted units outstanding using the treasury stock method.

7.	Long-Term Borrowings

Long-term borrowings consist of the following:

	As of
	December 27, 2014	September 27, 2014
7.375% senior notes, due March 15, 2020, net of unamortized discount of $1,129 and $1,183, respectively	$248,871	$248,817
7.375% senior notes, due August 1, 2021, including unamortized premium of $22,015 and $22,688, respectively	368,195	368,868
5.5% senior notes, due June 1, 2024	525,000	525,000
Revolving Credit Facility, due January 5, 2017	100,000	100,000

	$1,242,066	$1,242,685

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

2024 Senior Notes

On May 27, 2014, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $525,000 in aggregate principal amount of 5.5% senior notes due June 1, 2024 (the “2024 Senior Notes”). The 2024 Senior Notes were issued at 100% of the principal amount and require semi-annual interest payments in June and December. The net proceeds from the issuance of the 2024 Senior Notes, along with cash on hand, were used to repurchase and satisfy and discharge all of the 2018 Senior Notes.

The Partnership’s obligations under the 2020 Senior Notes, 2021 Senior Notes and 2024 Senior Notes (collectively, the “Senior Notes”) are unsecured and rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The Senior Notes are structurally subordinated to, which means they rank effectively behind, any debt and other liabilities of the Operating Partnership. The Partnership is permitted to redeem some or all of the Senior Notes at redemption prices and times as specified in the indentures governing the Senior Notes. The Senior Notes each have a change of control provision that would require the Partnership to offer to repurchase the notes at 101% of the principal amount repurchased, if a change of control, as defined in the indenture, occurs and is followed by a rating decline (a decrease in the rating of the notes by either Moody’s Investors Service or Standard and Poor’s Rating Group by one or more gradations) within 90 days of the consummation of the change of control.

Credit Agreement

The Operating Partnership has an amended and restated credit agreement entered into on January 5, 2012, as amended on August 1, 2012 and May 9, 2014 (collectively, the “Amended Credit Agreement”) that provides for a five-year $400,000 revolving credit facility (the “Revolving Credit Facility”), of which $100,000 was outstanding as of December 27, 2014 and September 27, 2014. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. The Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

The amendment and restatement of the credit agreement on January 5, 2012 amended the previous credit agreement to, among other things, extend the maturity date from June 25, 2013 to January 5, 2017, reduce the borrowing rate and commitment fees, and amend certain affirmative and negative covenants.

The amendment on August 1, 2012 amended, among other things, certain restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, as well as certain financial covenants, including (a) requiring the Partnership’s consolidated interest coverage ratio, as defined in the amendment, to be not less than 2.0 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined in the amendment, of the Partnership from being greater than 7.0 to 1.0 as of the end of any fiscal quarter. The minimum consolidated interest coverage ratio increased over time, and commencing with the second quarter of fiscal 2014, such minimum ratio is 2.5 to 1.0. The maximum consolidated leverage ratio decreased over time, as well as upon the occurrence of certain events (such as the issuance of Common Units where the net proceeds from the issuance exceed certain thresholds). Commencing with the second quarter of fiscal 2013, such maximum ratio is 4.75 to 1.0 (or 5.0 to 1.0 during an acquisition period as defined in the amendment). The amendment on May 9, 2014 made certain technical amendments with respect to agreements relating to debt refinancing.

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

Borrowings under the Revolving Credit Facility of the Amended Credit Agreement bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1⁄2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon the Partnership’s ratio of total debt to EBITDA on a consolidated basis, as defined in the Revolving Credit Facility. As of December 27, 2014, the interest rate for the Revolving Credit Facility was approximately 2.5%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.

In connection with the Amended Credit Agreement, the Operating Partnership entered into an interest rate swap agreement with a notional amount of $100,000, an effective date of June 25, 2013 and a maturity date of January 5, 2017. Under this interest rate swap agreement, the Operating Partnership will pay a fixed interest rate of 1.63% to the issuing lender on the notional principal amount outstanding, and the issuing lender will pay the Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The interest rate swap has been designated as a cash flow hedge.

As of December 27, 2014, the Partnership had standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $53,230 which expire periodically through January 28, 2016. After considering outstanding borrowings of $100,000, the Partnership had available borrowing capacity of $246,770 under the Revolving Credit Facility.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, the Partnership’s consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. The Partnership and the Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of December 27, 2014.

The aggregate amounts of long-term debt maturities subsequent to December 27, 2014 are as follows: fiscal 2015 through fiscal 2016: $-0-; fiscal 2017: $100,000; fiscal 2018: $-0-; fiscal 2019: $-0-; and thereafter: $1,121,180.

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

On January 22, 2015, the Partnership announced a quarterly distribution of $0.8750 per Common Unit, or $3.50 per Common Unit on an annualized basis, in respect of the first quarter of fiscal 2015, payable on February 10, 2015 to holders of record on February 3, 2015.

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

Restricted Unit Plans. In fiscal 2000 and fiscal 2009, the Partnership adopted the Suburban Propane Partners, L.P. 2000 Restricted Unit Plan and 2009 Restricted Unit Plan (collectively, the “Restricted Unit Plans”), respectively, which authorizes the issuance of Common Units to executives, managers and other employees and members of the Board of Supervisors of the Partnership. The total number of Common Units authorized for issuance under the

Restricted Unit Plans was 1,902,122 as of December 27, 2014. In accordance with an August 6, 2013 amendment to the Restricted Unit Plans, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, all restricted unit awards granted after the date of the amendment will vest 33.33% on each of the first three anniversaries of the award grant date. Prior to the August 6, 2013 amendment, unless otherwise stipulated by the Compensation Committee of the Partnership’s Board of Supervisors on or before the grant date, restricted units issued under the Restricted Unit Plans vest over time with 25% of the Common Units vesting at the end of each of the third and fourth anniversaries of the grant date and the remaining 50% of the Common Units vesting at the end of the fifth anniversary of the grant date. The Restricted Unit Plans participants are not eligible to receive quarterly distributions on, or vote, their respective restricted units until vested. Restricted units cannot be sold or transferred prior to vesting. The value of the restricted unit is established by the market price of the Common Unit on the date of grant, net of estimated future distributions during the vesting period. Restricted units are subject to forfeiture in certain circumstances as defined in the Restricted Unit Plans. Compensation expense for the unvested awards is recognized ratably over the vesting periods and is net of estimated forfeitures.

During the three months ended December 27, 2014, the Partnership awarded 154,403 restricted units under the Restricted Unit Plans at an aggregate grant date fair value of $5,804. The following is a summary of activity for the Restricted Unit Plans for the three months ended December 27, 2014:

	Units	Grant Date Fair Value Per Unit
Outstanding September 27, 2014	694,927	$32.07
Awarded	154,403	37.59
Forfeited	(3,548)	(31.01)
Issued	(141,034)	(36.59)

Outstanding December 27, 2014	704,748	$32.38

As of December 27, 2014, unrecognized compensation cost related to unvested restricted units awarded under the Restricted Unit Plans amounted to $11,059. Compensation cost associated with unvested awards is expected to be recognized over a weighted-average period of 1.2 years. Compensation expense recognized under the Restricted Unit Plans, net of forfeitures, for the three months ended December 27, 2014 and December 28, 2013, was $2,890 and $1,638, respectively.

Long-Term Incentive Plan. The Partnership has a non-qualified, unfunded long-term incentive plan for officers and key employees (the “LTIP”) which provides for payment, in the form of cash, of an award of equity-based compensation at the end of a three-year performance period. For the fiscal 2013 award, the level of compensation earned under the LTIP is based on the market performance of the Partnership’s Common Units on the basis of total return to Unitholders (“TRU”) compared to the TRU of a predetermined peer group consisting solely of other master limited partnerships, approved by the Compensation Committee of the Board of Supervisors, over the same three-year performance period. On August 6, 2013, the Compensation Committee of the Partnership’s Board of Supervisors adopted the 2014 Long-Term Incentive Plan of the Partnership (“2014 LTIP”) as a replacement for the existing LTIP. As a result, for the fiscal 2015 and 2014 awards, the level of compensation earned under the 2014 LTIP is based on the Partnership’s average distribution coverage ratio over the three-year measurement period. The Partnership’s average distribution coverage ratio is calculated as the Partnership’s average distributable cash flow, as defined in the 2014 LTIP, for each of the three years in the measurement period, subject to certain adjustments as set forth in the 2014 LTIP, divided by the amount of annualized cash distributions to be paid by the Partnership, based on the annualized cash distribution rate at the beginning of the measurement period.

As a result of the quarterly remeasurement of the liability for awards under the LTIP and 2014 LTIP, compensation expense for the three months ended December 27, 2014 and December 28, 2013 was $1,198 and $1,352, respectively. As of December 27, 2014 and September 27, 2014, the Partnership had a liability included within accrued employment and benefit costs (or other liabilities, as applicable) of $4,245 and $3,047, respectively, related to estimated future payments under the LTIP and 2014 LTIP.

10.	Commitments and Contingencies

Self-Insurance. The Partnership is self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. As of December 27, 2014 and September 27, 2014, the Partnership had accrued insurance liabilities of $62,475 and $62,450, respectively, representing the total estimated losses under these self-insurance programs. For the portion of the estimated self-insurance liability that exceeds insurance deductibles, the Partnership records an asset within other assets (or other current assets, as applicable) related to the amount of the liability expected to be covered by insurance which amounted to $18,410 as of December 27, 2014 and September 27, 2014.

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

The Partnership has residual value guarantees associated with certain of its operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2021. Upon completion of the lease period, the Partnership guarantees that the fair value of the equipment will equal or exceed the guaranteed amount, or the Partnership will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments the Partnership could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was $13,677 as of December 27, 2014. The fair value of residual value guarantees for outstanding operating leases was de minimis as of December 27, 2014 and September 27, 2014.

12.	Pension Plans and Other Postretirement Benefits

The following table provides the components of net periodic benefit costs:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013

Interest cost	$1,282	$1,443	$144	$161
Expected return on plan assets	(1,228)	(1,275)	—	—
Amortization of prior service costs	—	—	(122)	(122)
Amortization of net loss (gain)	1,130	1,123	(49)	(46)

Net periodic benefit cost	$1,184	$1,291	$(27)	$(7)

There are no projected minimum employer cash contribution requirements under ERISA laws for fiscal 2015 under the Partnership’s defined benefit pension plan. The projected annual contribution requirements related to the Partnership’s postretirement health care and life insurance benefit plan for fiscal 2015 is $1,276, of which $216 has been contributed during the three months ended December 27, 2014.

As a result of the Inergy Propane Acquisition, the Partnership contributes to multi-employer pension plans (“MEPP”) in accordance with various collective bargaining agreements covering union employees. As one of the many participating employers in these MEPPs, the Partnership is responsible with the other participating employers for any plan underfunding. As of December 27, 2014, the Partnership had accrued $6,850 for its estimated obligation to certain MEPPs due to the Partnership’s voluntary partial withdrawal from one such MEPP and full withdrawal from four MEPPs. Due to the uncertainty regarding future factors that could trigger withdrawal liability, including the integration of Inergy Propane, the Partnership is unable to determine the amount and timing of any future withdrawal liability, if any.

13.	Amounts Reclassified Out of Accumulated Other Comprehensive Income

The following table summarizes amounts reclassified out of accumulated other comprehensive income for the three months ended December 27, 2014 and December 28, 2013:

	For the three months ended December 27, 2014
	Gains and Losses on Cash Flow Hedges	Pension Benefits	Postretirement Benefits		Total

Balance, beginning of period	$(1,540)	$(49,034)	$4,669		$(45,905)

Other comprehensive income before reclassifications	(227)	—	—		(227)

Amounts reclassified from accumulated other comprehensive income	357 (a)	1,130 (b)	(171	) (b)	1,316

Net current period other comprehensive income	130	1,130	(171)		1,089

Balance, end of period	$(1,410)	$(47,904)	$4,498		$(44,816)

	For the three months ended December 28, 2013
	Gains and Losses on Cash Flow Hedges	Pension Benefits	Postretirement Benefits		Total

Balance, beginning of period	$(2,428)	$(49,987)	$5,062		$(47,353)

Other comprehensive income before reclassifications	(166)	—	—		(166)

Amounts reclassified from accumulated other comprehensive income	353 (a)	1,123 (b)	(168	) (b)	1,308

Net current period other comprehensive income	187	1,123	(168)		1,142

Balance, end of period	$(2,241)	$(48,864)	$4,894		$(46,211)

(a)	Reclassification of realized losses on cash flow hedges are recognized in interest expense.
(b)	These amounts are included in the computation of net periodic benefit cost. See Note 12, “Pension Plan and Other Postretirement Benefits”.

14.	Income Taxes

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

The Partnership manages and evaluates its operations in five operating segments, three of which are reportable segments: Propane, Fuel Oil and Refined Fuels and Natural Gas and Electricity. The chief operating decision maker evaluates performance of the operating segments using a number of performance measures, including revenues and income before interest expense and provision for income taxes (operating profit). Costs excluded from these profit measures are captured in Corporate and include corporate overhead expenses not allocated to the operating segments. Unallocated corporate overhead expenses include all costs of back office support functions that are reported as general and administrative expenses within the consolidated statements of operations. In addition, certain costs associated with field operations support that are reported in operating expenses within the consolidated statements of operations, including purchasing, training and safety, are not allocated to the individual operating segments. Thus, operating profit for each operating segment includes only the costs that are directly attributable to the operations of the individual segment. The accounting policies of the operating segments are otherwise the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014.

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

The following table presents certain relevant financial information by reportable segment and provides a reconciliation of total operating segment information to the corresponding consolidated amounts for the periods presented:

	Three Months Ended
	December 27, 2014	December 28, 2013
Revenues:
Propane	$354,650	$438,594
Fuel oil and refined fuels	38,930	54,268
Natural gas and electricity	15,967	18,316
All other	13,397	14,878

Total revenues	$422,944	$526,056

Operating income:
Propane	$103,076	$106,382
Fuel oil and refined fuels	1,446	479
Natural gas and electricity	2,758	2,652
All other	(5,678)	(5,850)
Corporate	(25,634)	(23,608)

Total operating income	75,968	80,055

Reconciliation to net income:
Interest expense, net	19,999	21,207
Provision for income taxes	162	177

Net income	$55,807	$58,671

Depreciation and amortization:
Propane	$27,079	$25,733
Fuel oil and refined fuels	833	2,296
Natural gas and electricity	2	40
All other	80	205
Corporate	4,635	6,553

Total depreciation and amortization	$32,629	$34,827

	As of
	December 27, 2014	September 27, 2014
Assets:
Propane	$2,398,389	$2,365,320
Fuel oil and refined fuels	73,624	69,360
Natural gas and electricity	20,134	13,992
All other	3,214	3,342
Corporate	127,202	157,349

Total assets	$2,622,563	$2,609,363

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Partnership as of and for the three months ended December 27, 2014. The discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 27, 2014.

Executive Overview

The following are factors that regularly affect our operating results and financial condition. In addition, our business is subject to the risks and uncertainties described in Item 1A included in the Annual Report on Form 10-K for the fiscal year ended September 27, 2014.

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

Hedging and Risk Management Activities

We engage in hedging and risk management activities to reduce the effect of price volatility on our product costs and to ensure the availability of product during periods of short supply. We enter into propane forward, options and swap agreements with third parties, and use futures and options contracts traded on the New York Mercantile Exchange (“NYMEX”) to purchase and sell propane, fuel oil and crude oil at fixed prices in the future. The majority of the futures, forward and options agreements are used to hedge price risk associated with propane and fuel oil physical inventory, as well as, in certain instances, forecasted purchases of propane or fuel oil. In addition, we sell propane and fuel oil to customers at fixed prices, and enter into derivative instruments to hedge a portion of our exposure to fluctuations in commodity prices as a result of selling the fixed price contracts. Forward contracts are generally settled physically at the expiration of the contract whereas futures, options and swap contracts are generally settled at the expiration of the contract through a net settlement mechanism. Although we use derivative instruments to reduce the effect of price volatility associated with priced physical inventory and forecasted transactions, we do not use derivative instruments for speculative trading purposes. Risk management activities are monitored by an internal Commodity Risk Management Committee, made up of five members of management and reporting to the Audit Committee of our Board of Supervisors, through enforcement of our Hedging and Risk Management Policy.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies,” included within the Notes to Consolidated Financial Statements section of our Annual Report on Form 10-K for the fiscal year ended September 27, 2014.

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

Results of Operations and Financial Condition

Net income for the first quarter of fiscal 2015 was $55.8 million, or $0.92 per Common Unit, compared to net income of $58.7 million, or $0.97 per Common Unit, in the prior year first quarter. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the first quarter of fiscal 2015 amounted to $108.6 million, compared to $114.9 million in the prior year first quarter.

Net income and EBITDA for the first quarters of fiscal 2015 and 2014 included expenses of $1.9 million and $2.5 million, respectively, related to the ongoing integration of Inergy Propane. Excluding the effects of these charges, as well as the unrealized (non-cash) mark-to-market adjustments on derivative instruments in both quarters, Adjusted EBITDA (as defined and reconciled below) amounted to $101.0 million for the first quarter of fiscal 2015, compared to Adjusted EBITDA of $117.7 million in the prior year first quarter.

Retail propane gallons sold in the first quarter of fiscal 2015 decreased approximately 23.4 million gallons, or 14.8%, to 134.5 million gallons compared to 157.9 million gallons in the prior year first quarter. Sales of fuel oil and other refined fuels decreased 2.7 million gallons, to 11.3 million gallons compared to 14.0 million gallons in the prior year first quarter. According to the National Oceanic and Atmospheric Administration, average temperatures (as measured by heating degree days) across all of our service territories for the first quarter of fiscal 2015 were 8% warmer than normal and the prior year first quarter. The unseasonably warm temperatures were experienced across all of our service territories, and were most pronounced in our West Coast operations, where average temperatures were 23% warmer than normal and 19% warmer than the prior year first quarter. During the month of December, average temperatures across all of our service territories were 15% warmer than normal and 21% warmer than December of the prior year.

Revenues of $422.9 million decreased $103.2 million, or 19.6%, compared to the prior year first quarter, primarily due to lower retail propane and fuel oil volumes sold and, to a lesser extent, lower retail selling prices associated with lower wholesale product costs. Average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 36.0% and 22.5% lower than the prior year first quarter, respectively. Cost of products sold for the first quarter of fiscal 2015 of $187.9 million decreased $92.6 million, or 33.0%, compared to $280.5 million in the prior year first quarter, primarily due to lower wholesale product costs and lower volumes sold. Cost of products sold for the first quarter of fiscal 2015 included a $9.5 million unrealized (non-cash) gain attributable to the mark-to-market adjustment for derivative instruments used in risk management activities, compared to a $0.3 million unrealized (non-cash) loss in the prior year first quarter. These unrealized gains and losses are excluded from Adjusted EBITDA for both periods in the table below.

During the first quarter of fiscal 2015, we closed on our first acquisition since the purchase of Inergy Propane, expanding our service territory in an existing strategic market. We funded this acquisition, as well as all of our working capital needs from cash on hand without the need to borrow under our Revolving Credit Facility, and ended the quarter with $62.0 million of cash.

With respect to the ongoing integration of Inergy Propane, as previously reported, fiscal 2015 represents the final year of our three-year integration plan. We continue to be focused on fine-tuning our operating model and cost structure in order to maximize efficiencies, deliver excellence in customer satisfaction and enhance the overall profitably of the combined business.

As announced on January 22, 2015, our Board of Supervisors has declared a quarterly distribution of $0.8750 per Common Unit for the three months ended December 27, 2014. On an annualized basis, this distribution rate equates to $3.50 per Common Unit. The $0.8750 per Common Unit distribution is payable on February 10, 2015 to Common Unitholders of record as of February 3, 2015.

Our anticipated cash requirements for the remainder of fiscal 2015 include: (i) maintenance and growth capital expenditures of approximately $26.1 million; (ii) interest payments of approximately $62.2 million; and (iii) cash distributions of approximately $158.7 million to our Common Unitholders based on the current quarterly distribution rate of $0.8750 per Common Unit. As of December 27, 2014, we had unused borrowing capacity under our Revolving Credit Facility of $246.8 million, after considering outstanding letters of credit of $53.2 million and outstanding borrowings of $100.0 million.

Three Months Ended December 27, 2014 Compared to Three Months Ended December 28, 2013

Revenues

(Dollars in thousands)	Three Months Ended
	December 27, 2014	December 28, 2013	Decrease	Percent Decrease
Revenues
Propane	$354,650	$438,594	$(83,944)	(19.1%)
Fuel oil and refined fuels	38,930	54,268	(15,338)	(28.3%)
Natural gas and electricity	15,967	18,316	(2,349)	(12.8%)
All other	13,397	14,878	(1,481)	(10.0%)

Total revenues	$422,944	$526,056	$(103,112)	(19.6%)

Total revenues decreased $103.2 million, or 19.6%, to $422.9 million for the first quarter of fiscal 2015 compared to $526.1 million for the prior year first quarter due to lower volumes sold and lower average selling prices for propane and fuel oil and refined fuels. As discussed above, average temperatures (as measured in heating degree days) across all of our service territories for the first quarter of fiscal 2015 were 8% warmer than normal and the prior year first quarter. Except for a burst of cold weather during late November, temperatures remained warmer than normal throughout the first quarter of fiscal 2015, especially in our West Coast operations where average temperatures were 23% warmer than normal and 19% warmer than the prior year first quarter. During the month of December, average temperatures across all of our service territories were 15% warmer than normal and 21% warmer than December of the prior year.

Revenues from the distribution of propane and related activities of $354.7 million for the first quarter of fiscal 2015 decreased $83.9 million, or 19.1%, compared to $438.6 million for the prior year first quarter, primarily due to lower retail propane volumes sold and lower average retail selling prices. Retail propane gallons sold in the first quarter of fiscal 2015 decreased 23.4 million gallons, or 14.8%, to 134.5 million gallons from 157.9 million gallons in the prior year first quarter, primarily due to the negative impact of unseasonably warm weather. Lower retail propane volumes sold resulted in a decrease in revenues of $62.5 million for the first quarter of fiscal 2015 compared to the prior year first quarter. Average propane selling prices for the first quarter of fiscal 2015 decreased 6.6% compared to the prior year first quarter as a result of lower wholesale propane costs, resulting in a $23.7 million decrease in revenues year-over-year. Included within the propane segment are revenues from other propane activities of $18.1 million for the first quarter of fiscal 2015, which increased $2.3 million compared to the prior year first quarter.

Revenues from the distribution of fuel oil and refined fuels of $38.9 million for the first quarter of fiscal 2015 decreased $15.3 million, or 28.3%, from $54.3 million for the prior year first quarter, primarily due to lower volumes sold and lower average selling prices. Fuel oil and refined fuels gallons sold in the first quarter of fiscal 2015 decreased 2.7 million gallons, or 19.5%, to 11.3 million gallons from 14.0 million gallons in the prior year first quarter, primarily due to the unseasonably warm weather. Lower fuel oil and refined fuels volumes sold resulted in a decrease in revenues of $10.6 million for the first quarter of fiscal 2015 compared to the prior year first quarter. Average selling prices in our fuel oil and refined fuels segment for the first quarter of fiscal 2015 decreased 10.8% compared to the prior year first quarter, resulting in a $4.7 million decrease in revenues year-over-year.

Revenues in our natural gas and electricity segment decreased $2.3 million, or 12.8%, to $16.0 million in the first quarter of fiscal 2015 compared to $18.3 million in the prior year first quarter as a result of lower natural gas and electricity volumes sold.

Cost of Products Sold

(Dollars in thousands)	Three Months Ended
	December 27, 2014	December 28, 2013	Decrease	Percent Decrease
Cost of products sold
Propane	$142,936	$219,140	$(76,204)	(34.8%)
Fuel oil and refined fuels	29,832	43,749	(13,917)	(31.8%)
Natural gas and electricity	10,742	12,862	(2,120)	(16.5%)
All other	4,411	4,775	(364)	(7.6%)

Total cost of products sold	$187,921	$280,526	$(92,605)	(33.0%)

As a percent of total revenues	44.4%	53.3%

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

In the commodities markets, propane prices declined rapidly during the first quarter of fiscal 2015 primarily due to the nation’s high inventory levels stemming from strong production and weak demand during the fall of 2014, similar to the movement in crude oil markets. The movement in propane prices during the first quarter of fiscal 2015 was in stark contrast to the prior year first quarter where prices were rising due to industry wide supply and logistics issues. Overall, average posted propane prices (basis Mont Belvieu, Texas) and fuel oil prices were 36.0% and 22.5% lower than the prior year first quarter, respectively. The net change in the fair value of derivative instruments during the period resulted in unrealized (non-cash) gains of $9.5 million and unrealized (non-cash) losses of $0.3 million reported in cost of products sold in the first quarter of fiscal 2015 and 2014, respectively, resulting in a decrease of $9.8 million in cost of products sold in the first quarter of fiscal 2015 compared to the prior year first quarter, all of which was reported in the propane segment.

Cost of products sold associated with the distribution of propane and related activities of $142.9 million for the first quarter of fiscal 2015 decreased $76.2 million, or 34.8%, compared to the prior year first quarter primarily due to lower average wholesale costs and lower volumes sold. Lower average propane costs and lower propane volumes sold resulted in a decrease of $32.3 million and $32.4 million, respectively, in cost of products sold compared to the prior year first quarter. Cost of products sold from other propane activities decreased $1.7 million.

Cost of products sold associated with our fuel oil and refined fuels segment of $29.8 million for the first quarter of fiscal 2015 decreased $13.9 million, or 31.8%, compared to the prior year first quarter. Lower fuel oil and refined fuels volumes sold and lower wholesale costs resulted in decreases of $8.6 million and $5.3 million, respectively, in costs of products sold compared to the prior year first quarter.

Cost of products sold in our natural gas and electricity segment of $10.7 million decreased $2.1 million, or 16.5%, compared to the prior year first quarter, primarily due to lower volumes sold and lower natural gas and electricity wholesale costs.

Total cost of products sold as a percent of total revenues decreased 8.9 percentage points to 44.4% for the first quarter of fiscal 2015 from 53.3% in the prior year first quarter, primarily due to the decline in wholesale propane costs outpacing the decline in propane average selling prices during the fiscal 2015 first quarter.

Operating Expenses

(Dollars in thousands)	Three Months Ended
	December 27, 2014	December 28, 2013	Decrease	Percent Decrease
Operating expenses	$107,117	$113,313	$(6,196)	(5.5%)
As a percent of total revenues	25.3%	21.5%

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

Operating expenses of $107.1 million for the first quarter of fiscal 2015 decreased $6.2 million, or 5.5%, compared to $113.3 million in the prior year first quarter, primarily due to operating efficiencies and synergies realized during the period associated with the integration of Inergy Propane, including lower headcount and lower vehicle count, as well as lower bad debt expense. Operating expenses for the first quarter included integration-related expenses of $1.5 million associated with the integration of the Inergy Propane operations compared to $1.2 million in the prior year first quarter. These charges were excluded from our calculation of Adjusted EBITDA below.

General and Administrative Expenses

(Dollars in thousands)	Three Months Ended
	December 27, 2014	December 28, 2013	Increase	Percent Increase
General and administrative expenses	$19,309	$17,335	$1,974	11.4%
As a percent of total revenues	4.6%	3.3%

All costs of our back office support functions, including compensation and benefits for executives and other support functions, as well as other costs and expenses to maintain finance and accounting, treasury, legal, human resources, corporate development and the information systems functions are reported within general and administrative expenses in the consolidated statements of operations.

General and administrative expenses of $19.3 million for the first quarter of fiscal 2015 increased $2.0 million from $17.3 million in the prior year period, primarily due to higher payroll and benefit related expenses and higher professional services fees associated with uninsured legal matters. General and administrative expenses for the first quarters of fiscal 2015 and 2014 included $0.4 million and $1.3 million, respectively, of professional services and other expenses associated with the integration of the Inergy Propane operations. These items were excluded from our calculation of Adjusted EBITDA below.

Depreciation and Amortization

(Dollars in thousands)	Three Months Ended
	December 27, 2014	December 28, 2013	Decrease	Percent Decrease
Depreciation and amortization	$32,629	$34,827	$(2,198)	(6.3%)
As a percent of total revenues	7.7%	6.6%

Depreciation and amortization expense of $32.6 million in the first quarter of fiscal 2015 decreased $2.2 million, primarily as a result of accelerated depreciation expense recorded in the prior year first quarter for assets taken out of service from integration activities.

Interest Expense, net

(Dollars in thousands)	Three Months Ended
	December 27, 2014	December 28, 2013	Decrease	Percent Decrease
Interest expense, net	$19,999	$21,207	$(1,208)	(5.7%)
As a percent of total revenues	4.7%	4.0%

Net interest expense of $20.0 million decreased $1.2 million, or 5.7%, primarily due to the refinancing of $496.6 million in aggregate principal amount of 7.5% Senior Notes due 2018 with $525.0 million in aggregate principal amount of 5.5% Senior Notes due 2024 in the third quarter of fiscal 2014. See Liquidity and Capital Resources below for additional discussion.

EBITDA and Adjusted EBITDA

EBITDA represents net income before deducting interest expense, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA excluding the unrealized net gain or loss on mark-to-market activity for derivative instruments and other items, as applicable, as provided in the table below. Our management uses EBITDA and Adjusted EBITDA as supplemental measures of operating performance and we are including them because we believe that they provide our investors and industry analysts with additional information to evaluate our operating results. EBITDA and Adjusted EBITDA are not recognized terms under US GAAP and should not be considered as an alternative to net income or net cash provided by operating activities determined in accordance with US GAAP. Because EBITDA and Adjusted EBITDA as determined by us excludes some, but not all, items that affect net income, they may not be comparable to EBITDA and Adjusted EBITDA or similarly titled measures used by other companies.

The following table sets forth our calculations of EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended
	December 27, 2014	December 28, 2013

Net income	$55,807	$58,671
Add:
Provision for income taxes	162	177
Interest expense, net	19,999	21,207
Depreciation and amortization	32,629	34,827

EBITDA	108,597	114,882
Unrealized (non-cash) (gains) losses on changes in fair value of derivatives	(9,505)	290
Integration-related costs	1,913	2,536

Adjusted EBITDA	$101,005	$117,708

Liquidity and Capital Resources

Analysis of Cash Flows

Operating Activities. Net cash provided by operating activities for the first quarter of fiscal 2015 and fiscal 2014 was $33.6 million and $4.2 million, respectively. The increase in net cash provided by operating activities was primarily attributable to a substantial decrease in working capital requirements as a result of the impact of the decline in wholesale propane costs on our inventory, accounts receivable and accounts payable.

Investing Activities. Net cash used in investing activities of $11.5 million for the first quarter of fiscal 2015 consisted of capital expenditures of $7.9 million (including approximately $4.3 million to support the growth of operations and $3.6 million for maintenance expenditures) and $6.0 million for the acquisition of a business, partially offset by $2.5 million in net proceeds from the sale of property, plant and equipment.

Net cash used in investing activities of $3.4 million for the first quarter of fiscal 2014 consisted of capital expenditures of $9.3 million (including approximately $5.9 million to support the growth of operations and $3.4 million for maintenance expenditures), partially offset by $5.9 million in net proceeds from the sale of property, plant and equipment.

Financing Activities. Net cash used in financing activities for the first quarter of fiscal 2015 of $52.8 million reflects the quarterly distribution to Common Unitholders at a rate of $0.8750 per Common Unit paid in respect of the fourth quarter of fiscal 2014.

Net cash used in financing activities for the first quarter of fiscal 2014 of $52.7 million reflects the quarterly distribution to Common Unitholders at a rate of $0.8750 per Common Unit paid in respect of the fourth quarter of fiscal 2013.

Summary of Long-Term Debt Obligations and Revolving Credit Lines

As of December 27, 2014, our long-term debt consisted of $250.0 million in aggregate principal amount of 7.375% senior notes due March 15, 2020, $346.2 million in aggregate principal amount of 7.375% senior notes due August 1, 2021, $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024 and $100.0 million outstanding under our senior secured Revolving Credit Facility.

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

On August 2, 2013, we repurchased, pursuant to an optional redemption, $133.4 million of our 2021 Senior Notes using net proceeds from our May 2013 public offering and net proceeds from the underwriters’ exercise of their over-allotment option to purchase additional Common Units. In addition, on August 6, 2013, we repurchased $23.9 million of our 2021 Senior Notes in a private transaction using cash on hand.

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

2024 Senior Notes

On May 27, 2014, the Partnership and its 100%-owned subsidiary, Suburban Energy Finance Corp., completed a public offering of $525.0 million in aggregate principal amount of 5.5% senior notes due June 1, 2024 (the “2024 Senior Notes”). The 2024 Senior Notes were issued at 100% of the principal amount and require semi-annual interest payments in June and December. The net proceeds from the issuance of the 2024 Senior Notes, along with cash on hand, were used to repurchase and satisfy and discharge all of the 2018 Senior Notes.

Our obligations under the 2020 Senior Notes, 2021 Senior Notes and 2024 Senior Notes (collectively, the “Senior Notes”) are unsecured and rank senior in right of payment to any future subordinated indebtedness and equally in right of payment with any future senior indebtedness. The Senior Notes are structurally subordinated to, which means they rank effectively behind, any debt and other liabilities of the Operating Partnership. We are permitted to redeem some or all of the Senior Notes at redemption prices and times as specified in the indentures governing the Senior Notes. The Senior Notes each have a change of control provision that would require us to offer to repurchase the notes at 101% of the principal amount repurchased, if a change of control, as defined in the indenture, occurs and is followed by a rating decline (a decrease in the rating of the notes by either Moody’s Investors Service or Standard and Poor’s Rating Group by one or more gradations) within 90 days of the consummation of the change of control.

Credit Agreement

Our Operating Partnership has an amended and restated credit agreement entered into on January 5, 2012, as amended on August 1, 2012 and May 9, 2014 (collectively, the “Amended Credit Agreement”) that provides for a five-year $400.0 million revolving credit facility (the “Revolving Credit Facility”), of which $100.0 million was outstanding as of December 27, 2014 and September 27, 2014. Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and acquisitions. Our Operating Partnership has the right to prepay any borrowings under the Revolving Credit Facility, in whole or in part, without penalty at any time prior to maturity.

The amendment and restatement of the credit agreement on January 5, 2012 amended the previous credit agreement to, among other things, extend the maturity date from June 25, 2013 to January 5, 2017, reduce the borrowing rate and commitment fees, and amend certain affirmative and negative covenants.

The amendment on August 1, 2012 amended, among other things, certain restrictive and affirmative covenants applicable to our Operating Partnership and to us, as well as certain financial covenants, including (a) requiring our consolidated interest coverage ratio, as defined in the amendment, to be not less than 2.0 to 1.0 as of the end of any fiscal quarter; (b) prohibiting the total consolidated leverage ratio, as defined in the amendment, of the Partnership from being greater than 7.0 to 1.0 as of the end of any fiscal quarter. The minimum consolidated interest coverage ratio increased over time, and commencing with the second quarter of fiscal 2014, such minimum ratio is 2.5 to 1.0. The maximum consolidated leverage ratio decreased over time, as well as upon the occurrence of certain events, and, commencing with the second quarter of fiscal 2013, such maximum ratio is 4.75 to 1.0 (or 5.0 to 1.0 during an acquisition period as defined in the amendment). The amendment on May 9, 2014 made certain technical amendments with respect to agreements relating to debt refinancing.

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

Borrowings under the Revolving Credit Facility of the Amended Credit Agreement bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR plus the applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1⁄2 of 1%, the agent bank’s prime rate, or LIBOR plus 1%, plus in each case the applicable margin. The applicable margin is dependent upon our ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Revolving Credit Facility. As of December 27, 2014, the interest rate for the Revolving Credit Facility was approximately 2.5%. The interest rate and the applicable margin will be reset at the end of each calendar quarter.

In connection with the Amended Credit Agreement, our Operating Partnership entered into an interest rate swap agreement with a notional amount of $100.0 million, an effective date of June 25, 2013 and a maturity date of January 5, 2017. Under this interest rate swap agreement, our Operating Partnership will pay a fixed interest rate of 1.63% to the issuing lender on the notional principal amount outstanding, and the issuing lender will pay our Operating Partnership a floating rate, namely LIBOR, on the same notional principal amount. The interest rate swap has been designated as a cash flow hedge.

As of December 27, 2014, our Operating Partnership had standby letters of credit issued under the Revolving Credit Facility in the aggregate amount of $53.2 million which expire periodically through January 28, 2016. Therefore, as of December 27, 2014, after giving effect to $100.0 million in outstanding borrowings, we had available borrowing capacity of $246.8 million under the Revolving Credit Facility.

The Amended Credit Agreement and the Senior Notes both contain various restrictive and affirmative covenants applicable to the Operating Partnership and the Partnership, respectively, including (i) restrictions on the incurrence of additional indebtedness, and (ii) restrictions on certain liens, investments, guarantees, loans, advances, payments, mergers, consolidations, distributions, sales of assets and other transactions. Under the Amended Credit Agreement and the indentures governing the Senior Notes, the Operating Partnership and the

Partnership are generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if no event of default exists or would exist upon making such distributions, and with respect to the indentures governing the Senior Notes, our consolidated fixed charge coverage ratio, as defined, is greater than 1.75 to 1. We and our Operating Partnership were in compliance with all covenants and terms of the Senior Notes and the Amended Credit Agreement as of December 27, 2014.

The aggregate amounts of long-term debt maturities subsequent to December 27, 2014 are as follows: fiscal 2015 through fiscal 2016: $-0-; fiscal 2017: $100.0 million; fiscal 2018: $-0-; fiscal 2019: $-0-; and thereafter: $1,121.2 million.

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

On January 22, 2015, we announced a quarterly distribution of $0.8750 per Common Unit, or $3.50 on an annualized basis, in respect of the first quarter of fiscal 2015 payable on February 10, 2015 to holders of record on February 3, 2015.

Other Commitments

We have a noncontributory, cash balance format, defined benefit pension plan which was frozen to new participants effective January 1, 2000. Effective January 1, 2003, the defined benefit pension plan was amended such that future service credits ceased and eligible employees would receive interest credits only toward their ultimate retirement benefit. We also provide postretirement health care and life insurance benefits for certain retired employees under a plan that was also frozen to new participants effective January 1, 2000. At December 27, 2014, we had a liability for the defined benefit pension plan and accrued retiree health and life benefits of $32.1 million and $19.9 million, respectively.

We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined thresholds above which third party insurance applies. At December 27, 2014, we had accrued insurance liabilities of $62.5 million, and an insurance recovery asset of $18.4 million related to the amount of the liability expected to be covered by insurance.

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

Off-Balance Sheet Arrangements

Guarantees

We have residual value guarantees associated with certain of our operating leases, related primarily to transportation equipment, with remaining lease periods scheduled to expire periodically through fiscal 2021. Upon completion of the lease period, we guarantee that the fair value of the equipment will equal or exceed the guaranteed amount, or we will pay the lessor the difference. Although the fair value of equipment at the end of its lease term has historically exceeded the guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is deemed worthless at the end of the lease term, was approximately $13.7 million as of December 27, 2014. The fair value of residual value guarantees for outstanding operating leases was de minimis as of December 27, 2014.

Recently Issued Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”). This update provides a principles-based approach to revenue recognition, requiring revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU provides a five-step model to be applied to all contracts with customers. The five steps are to identify the contract(s) with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when each performance obligation is satisfied. The revenue standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016, which will be our first quarter of fiscal year 2018. ASU 2014-09 can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. We do not expect the adoption of ASU 2014-09 will have a material impact on our results of operations, financial position or cash flows.

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

Interest Rate Risk

A portion of our borrowings bear interest at prevailing interest rates based upon, at the Operating Partnership’s option, LIBOR, plus an applicable margin or the base rate, defined as the higher of the Federal Funds Rate plus  1⁄2 of 1% or the agent bank’s prime rate, or LIBOR plus 1%, plus the applicable margin. The applicable margin is dependent on the level of the Partnership’s total leverage (the total ratio of debt to consolidated EBITDA). Therefore, we are subject to interest rate risk on the variable component of the interest rate. We manage our interest rate risk by entering into interest rate swap agreements. The interest rate swaps have been designated as a cash flow hedge. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. At December 27, 2014, the fair value of the interest rate swaps was a net liability of $1.4 million, which is included within other current liabilities and other liabilities, as applicable, with a corresponding unrealized loss reflected in accumulated OCI.

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

Sensitivity Analysis

In an effort to estimate our exposure to unfavorable market price changes in commodities related to our open positions under derivative instruments, we developed a model that incorporates the following data and assumptions:

A.	The fair value of open positions as of December 27, 2014.

B.	The market prices for the underlying commodities used to determine A. above were adjusted adversely by a hypothetical 10% change and compared to the fair value amounts in A. above to project the potential negative impact on earnings that would be recognized for the respective scenario.

Based on the sensitivity analysis described above, a hypothetical 10% adverse change in market prices for open derivative instruments as of December 27, 2014 indicates a decrease in potential future net gains of $1.8 million. See also Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 27, 2014. The above hypothetical change does not reflect the worst case scenario. Actual results may be significantly different depending on market conditions and the composition of the open position portfolio.

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

The Partnership completed an evaluation under the supervision and with participation of the Partnership’s management, including the Partnership’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of December 27, 2014. Based on this evaluation, the Partnership’s principal executive officer and principal financial officer have concluded that as of December 27, 2014, such disclosure controls and procedures were effective to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 27, 2014 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Part I, Item 1. Financial Statements, Note 10 to the Condensed Consolidated Financial Statements, of this Form 10-Q is hereby incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A in the Partnership’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014.

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

SUBURBAN PROPANE PARTNERS, L.P.

February 5, 2015	By:	/s/ MICHAEL A. KUGLIN
Date		Michael A. Kuglin
Chief Financial Officer and Chief Accounting Officer

February 5, 2015	By:	/s/ DANIEL S. BLOOMSTEIN
Date		Daniel S. Bloomstein
Controller